Form 10-K
period 1994-12-31
TUCSON ELECTRIC POWER CO
filed 1995-03-09
CIK 100122

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
         (Mark One)
          [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1994
                                       OR
          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from __________ to __________.
                          Commission File Number 1-5924
                          TUCSON ELECTRIC POWER COMPANY
             (Exact name of registrant as specified in its charter)
                          ARIZONA                       86-0062700
              (State or other jurisdiction of         (IRS Employer
              incorporation or organization)       Identification No.)

          220 WEST SIXTH STREET, TUCSON, ARIZONA       P.O. BOX 711
                           85701                          85702
         (Address of principal executive offices)       (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (602) 571-4000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                   NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                    ON WHICH REGISTERED



         COMMON STOCK, NO PAR VALUE                 New York Stock Exchange
                                                    Pacific Stock Exchange

             FIRST MORTGAGE BONDS

             8-1/8%      Series due 2001            New York Stock Exchange
             7.55%       Series due 2002            New York Stock Exchange
             7.65%       Series due 2003            New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's outstanding voting Common Stock held by non-affiliates of the registrant is $542,442,494.25 based on the last reported sale price thereof on the consolidated tape on March 6, 1995.

     At March 6, 1995, 160,723,702 shares of the registrant's Common Stock, no par value (the only class of Common Stock), were outstanding.

     Documents incorporated by reference: Specified portions of Tucson Electric Power Company's Proxy Statement relating to the 1995 Annual Meeting of Shareholders are incorporated by reference into PART III.



                                TABLE OF CONTENTS
                                                                     Page

Definitions                                                           vi

                                   - PART I -

Item 1. ---- Business
 The Company                                                           1
 Certain Risks                                                         1
 The Financial Restructuring                                           1
 Utility Operations
   Peak Demand and Customers                                           2
     Peak Demand                                                       2
   Sales for Resale                                                    3
   Competition                                                         3
     Nations Energy Corporation                                        4
 Generating and Other Resources
   Company Resources                                                   5
     Springerville Station                                             5
     Irvington Station                                                 6
   SCE/TEP Power Exchange Agreement                                    6
   Future Generating Resources                                         6
 Other Purchases                                                       6
 Rates and Regulation
   General                                                             7
   1994 Rate Order                                                     7
   Other Rate Matters                                                  8
 Fuel Supply
   General                                                             8
   Coal                                                                8
   Valencia                                                            9
   Gas                                                                10
 Water Supply                                                         10
 Environmental Matters
   General                                                            10
   Four Corners Generating Station                                    11
   Irvington Generating Station                                       11
   Navajo Generating Station                                          11
   San Juan Generating Station                                        11
   Springerville Generating Station                                   11
 Employees                                                            12
 Discontinued Investment Subsidiary Operations                        12
 Utility Operating Statistics                                         13

Item 2. ---- Properties                                               14

Item 3. ---- Legal Proceedings
 SDGE/FERC Proceedings                                                15
 Water Rights Adjudication                                            15
 Tax Assessments                                                      15

Item 4. - Submission of Matters to a Vote of Security Holders         15

                                   - PART II -

Item 5. ---- Market for Registrant's Common Equity and Related Stockholder
Matters                                                               16

Item 6. ---- Selected Consolidated Financial Data                     17



                                TABLE OF CONTENTS
                                   (CONTINUED)
                                                                     Page

Item 7. ---- Management's Discussion and Analysis of Financial Condition and Results of Operations
   Overview                                                           18
 Proposed Holding Company                                             19
 Results of Operations
   Results of Utility Operations
     Sales and Revenues                                               20
     Operating Expenses                                               20
     Other Income (Deductions)                                        21
     Interest Expense                                                 22
     Results of Discontinued Operations                               22
 Accounting for the Effects of Regulation                             22
 Dividends                                                            23
 Liquidity and Capital Resources
   Cash Flows                                                         23
   Financing Developments                                             24
   Short-Term Credit Facilities
     Revolving Credit                                                 24
     Other                                                            24
 Restrictive Covenants
   General First Mortgage Covenants                                   25
   General Second Mortgage Covenants                                  25
   Prepayments                                                        25
   Additional Restrictive Covenants                                   26
 Construction Expenditures                                            26

Item 8. ---- Consolidated Financial Statements and Supplementary Data 26
 Independent Auditors' Report                                         27
 Consolidated Statements of Income (Loss)                             28
 Consolidated Balance Sheets                                          29
 Consolidated Statements of Capitalization                            30
 Consolidated Statements of Cash Flows                                31
 Consolidated Statements of Changes in Stockholders' Equity (Deficit) 32

 Notes to Consolidated Financial Statements
 Note 1. Nature of Operations and Summary of Significant Accounting Policies
   Nature of Operations                                               33
   Basis of Presentation                                              33
   Use of Estimates                                                   33
   Regulation                                                         33
   Accounting for the Effects of Regulation                           33
   Utility Plant                                                      34
   Utility Plant Under Capital Leases                                 35
   Allowance for Springerville Unit 1                                 35
   Deferred Common Facility Costs                                     36
   Utility Operating Revenues                                         36
   Amortization of MSR Option Gain Regulatory Liability               36
   Fuel and Purchased Power Costs                                     36
   Financial Restructuring Costs                                      36
   Income Taxes                                                       37
   Debt Expense                                                       37
   Fair Value of Financial Instruments                                37
   Reclassification                                                   37
 Note 2. 1994 Rate Order                                              38
 Note 3. 1992 Consummation of the Financial Restructuring             38
   Banks                                                              39


                                TABLE OF CONTENTS
                                   (CONTINUED)
                                                                     Page

   Springerville Unit 1                                               39
   Capital Leases                                                     39
   Preferred Stock                                                    39
   Other                                                              40
 Note 4. Income Taxes                                                 40
 Note 5. Discontinued Operations                                      42
 Note 6. Long and Short-Term Debt and Capital Lease Obligations
   Long-Term Debt
     First Mortgage Bonds and Installment Sale Agreement              43
     Restructured Arrangements                                        43
     Letters of Credit                                                43
     Term Loan                                                        44
     Additional Restrictive Covenants                                 44
     Fair Value of Long-Term Debt                                     44
   Short-Term Debt
     Revolving Credit                                                 45
     Discontinued Operations                                          45
   Capital Lease Obligations                                          45
 Note 7. Commitments and Contingencies
   Utility Contractual Matters
     Coal and Transportation Contracts                                45
     Fuel Purchase Commitments                                        46
   Commitments-Environmental Regulation                               46
   Contingencies
     SDGE/FERC Proceedings                                            47
      San Diego Gas & Electric v. Tucson Electric Power Company       47
      Alamito Company, Docket No ER79-97-009                          47
     Tax Assessments                                                  48
 Note 8. SCECorp/SCE Litigation Settlement                            48
 Note 9. Jointly Owned Facilities                                     49
 Note 10. Employee Benefits Plans                                     49
   Pension Plans                                                      49
   Postretirement Benefits Other Than Pensions                        50
   Adoption of FAS 112                                                50
   Stock Option Plans                                                 50
 Note 11. Quarterly Financial Data (unaudited)                        52
 Note 12. Supplemental Cash Flow Information                          53

Item 9. ---- Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure                                                  54

                                  - PART III -

Item 10. ---- Directors and Executive Officers of the Registrant
 Directors                                                            54
 Executive Officers                                                   54

Item 11. ---- Executive Compensation                                  56
Item 12. ---- Security Ownership of Certain Beneficial Owners and Management
 General                                                              56
 Security Ownership of Certain Beneficial Owners                      56
 Security Ownership of Management                                     56
Item 13. ---- Certain Relationships and Related Transactions          56




                                TABLE OF CONTENTS
                                   (CONCLUDED)
                                                                     Page

                                   - PART IV -

Item 14. ---- Exhibits, Financial Statement Schedules, and Reports on Form 8-K
57
 Signatures                                                           58
 Exhibit Index                                                        60





                                   DEFINITIONS

The abbreviations and acronyms used in the 1994 Form 10-K are defined below:


ACC                  Arizona Corporation Commission.
ACC Staff            Staff of the Arizona Corporation Commission.
ADEQ                 Arizona Department of Environmental Quality.
AFDC                 Allowance for Funds Used During Construction.
APB11                Accounting Principles Board Opinion #11:  Accounting for
Income Taxes.
APS                  Arizona Public Service Company.
Articles             Company's Restated Articles of Incorporation, as amended.
Banks                Various banks with which the Company has credit
                     relationships.
Brookland            Brookland Financial Corporation, a wholly-owned, indirect
                     subsidiary of SRI.
BTU                  British Thermal Unit(s).
CAAA                 Federal Clean Air Act Amendments.
Catalyst             Catalyst Energy Corporation, the parent company of Century.
Century              Century Power Corporation, an indirect subsidiary of
                     Catalyst and formerly known as     Alamito Company.
Citadel              Citadel Holding Corporation, a California-based holding
company.
Closing              The closing of the transactions contemplated by the
                     Financial Restructuring, which     occurred on December
                     15, 1992.
Commission or SEC    Securities and Exchange Commission.
Common Stock         The Company's common stock, without par value.
Company or TEP       Tucson Electric Power Company.
Creditors            Certain of the Company's creditors and lease participants
                     and Century and the      Springerville Unit 1 Leases'
                     participants.
CWIP                 Construction Work In Progress.
Energy Act           The Energy Policy Act of 1992.
EPA                  The Environmental Protection Agency.
FAS 13               Statement of Financial Accounting Standards #13:
                     Accounting for Leases.
FAS 15               Statement of Financial Accounting Standards #15:
                     Accounting by Debtors and     Creditors for Troubled Debt
                     Financial Restructurings.
FAS 71               Statement of Financial Accounting Standards #71:
                     Accounting for the Effects of      Certain Types of
                     Regulation.
FAS 92               Statement of Financial Accounting Standards #92:
                     Regulated Enterprises -  Accounting     for Phase-In
                     Plans.
FAS 98                     Statement of Financial Accounting Standards #98:
                      Accounting for Leases:  Sale Leaseback Transactions
                      Involving Real Estate, Sales-Type Leases of Real Estate,
                      Definition of the Lease Term, Initial Direct Costs of
                      Direct Financing Leases.
FAS 101              Statement of Financial Accounting Standards #101:
                     Regulated Enterprises-   Accounting     for the
                     Discontinuation of Application of FAS 71.
FERC                 The Federal Energy Regulatory Commission.
Financial Restructuring        The comprehensive financial restructuring of the
                     Company's obligations to Creditors and the
                     reclassification of all shares of the Preferred Stock into
                     Common Stock which occurred on December 15, 1992.
First Mortgage Bonds The Company's first mortgage bonds issued under the
                     General First Mortgage.
Four Corners         Four Corners Generating Station.
GAAP                 Generally Accepted Accounting Principles.
Gallo Wash           Gallo Wash Development Company, a wholly-owned subsidiary
                     of Valencia.
General First Mortgage     The Indenture, dated as of April 1, 1941, of Tucson
                      Gas, Electric Light and Power Company to The Chase
                      National Bank of the City of New York, as trustee, as
                      supplemented and amended.
General Second Mortgage         The Indenture, dated as of December 1, 1992, of
                      Tucson Electric Power Company to Bank of Montreal Trust
                      Company of the City of New York, as trustee, as
                      supplemented.
Holding Company Act   The Public Utility Holding Company Act of 1935, as
                     amended.
IBEW 1116            International Brotherhood of Electrical Workers labor
                     union, Local Chapter 1116.
IDBs                 Industrial development revenue or pollution control
                     revenue bonds.



                                   DEFINITIONS
                                   (continued)


Installment Sale Agreement      $52 million principal amount of City of
                      Farmington, New Mexico, 6.25% Pollution Control Revenue Bonds Series 1973.
Interconnection Agreement       The Company's agreement with Century for
                      receiving, delivering and transmitting power.
IRS                  Internal Revenue Service.
Irvington            Irvington Generating Station.
Irvington Lease      The leveraged lease arrangement relating to Irvington Unit
4.
Irvington Unit 4     Unit 4 of the Irvington Generating Station.
ITC                  Investment Tax Credit.
kW                   Kilowatt(s).
kWh                  Kilowatt-hour(s).
kV                   Kilovolt(s).
kVA                  Kilovoltampere(s).
LOC                  Letter of Credit.
MRA                        The master Financial Restructuring agreement between
                      the Company and the Banks (other than the Bank providing the LOC relating to the 1981 Apache B Bonds) which includes the Term Loan, Revolving Credit, Additional Reimbursement Agreement and Replacement Reimbursement Agreement.
MSR                  Modesto, Santa Clara and Redding Public Power Agency.
MW                   Megawatt(s).
MWh                  Megawatt-hour(s).
Nations Energy       Nations Energy Corporation, a wholly-owned subsidiary of
                     the Company.
Navajo               Navajo Generating Station.
1989 Rate Order            The ACC's October 24, 1989, Rate Order concerning
                      the Company's 1988 application for a rate increase.
1981 Apache A Bonds        $100 million principal amount of variable rate IDBs
                      assumed by Century in 1984 from which the Company released Century as part of the Financial Restructuring.
1981 Apache B Bonds        $100 million principal amount of variable rate IDBs
                      which are secured by First Mortgage Bonds.
1990 Pima A Bonds          $20 million principal amount of variable rate IDBs
                      which are secured by First Mortgage Bonds.
1994 Rate Order            The ACC's January 11, 1994, Rate Order concerning an
                      increase in the Company's retail base rates and regulatory write-offs.
1991 Rate Order            The ACC's October 11, 1991, Rate Order concerning an
                      increase in the Company's retail base rates, regulatory write-offs and rate and accounting synchronization.
NPC                  Nevada Power Company.
NTUA                 Navajo Tribal Utility Authority.
Palo Verde           The Palo Verde Nuclear Generating Station.
Payment Moratorium         Payment moratoria implemented by the Company with
                      respect to certain obligations of the Company commencing January 31, 1991.
PDEQ                       Pima County Department of Environmental Quality.
P&M                        Pittsburg & Midway Coal Mining Co.
PNM                        Public Service Company of New Mexico.
Preferred Stock            The Company's previously outstanding Cumulative
                      Preferred Stock, $100 Par Value, and Cumulative Preferred Stock (No Par) which were reclassified into Common Stock pursuant to the Financial Restructuring.
PNM                  Public Service Company of New Mexico.
PURPA                The Public Utility Regulatory Policies Act of 1978, as
                     amended.
Reimbursement Agreements        Eleven separate reimbursement agreements
                      between the Company and individual Banks pursuant to which LOCs were issued by such Banks to trustees for issues of tax-exempt IDBs issued by several government entities to finance certain facilities of the Company.
Renewable Term Loan        The credit facility that replaces the Term Loan
                      pursuant to the MRA Sixth Amendment, dated as of
                      November 1, 1994, completed March 7, 1995.
Replacement LOCs     The extensions to at least 1997 of the LOCs as part of the
                      Financial Restructuring.
Replacement Reimbursement
  Agreement                A new master reimbursement agreement entered into
                      among the Company and all Banks that are parties to the Reimbursement Agreements with the exception of the Bank which issued the LOC supporting the 1981 Apache B Bonds.


                                   DEFINITIONS
                                   (concluded)


Restated Century Purchase
  Contract                 Contract pursuant to which the Company was obligated
                      to purchase the entire capacity of Springerville Unit 1 from Century through December 31, 2014.
Revolving Credit           The $50 million revolving credit facility entered
                      into between a syndicate of certain of the Banks and the Company as part of the Financial Restructuring.
RTGs                 Regional Transmission Groups.
San Carlos           San Carlos Resources Inc., a wholly-owned subsidiary of
                     the Company.
San Juan             San Juan Generating Station.
San Juan Unit 3      Unit 3 of San Juan.
SCE                  Southern California Edison Company, a subsidiary of
                     SCECorp.
SDGE                      San Diego Gas & Electric Company.
Second Mortgage BondsThe Company's second mortgage bonds issued under the
                     General Second Mortgage.
Securities Exchange Act     The Securities Exchange Act of 1934, as amended.
Southwest Gas        Southwest Gas Corporation.
SWRTA                Southwest Regional Transmission Association.
Springerville        Springerville Generating Station.
Springerville Common
  Facilities Leases        The leveraged lease arrangement relating to the
                      Company's undivided one-half interest in certain facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
Springerville Unit 1  Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases     The leveraged lease arrangement pursuant to
                      which Century leased Springerville Unit 1 and which has been assumed by the Company.
Springerville Unit 2  Unit 2 of the Springerville Generating Station.
SRI                  Sierrita Resources Inc., a wholly-owned investment
                     subsidiary of the Company.
SRP                  Salt River Project Agricultural Improvement and Power
                     District.
Term Loan                  The $243.4 million original principal amount term
                      loan provided by a syndicate of certain Banks as part of the Financial Restructuring.
TRI                  Tucson Resources Inc., a wholly-owned investment
                     subsidiary of the Company.
Unit 2 First Mortgage      First mortgage lien on and security interest in
                      Springerville Unit 2 which secures, in part, the Term Loan, the Revolving Credit and the Replacement Reimbursement Agreement.
Valencia             Valencia Energy Company, a wholly-owned subsidiary of the
                     Company.
Valencia Leases            Valencia's leveraged lease arrangement relating to
                      the coal handling facilities serving Springerville.
Warrants                   Warrants for purchase of the Common Stock which were
                      issued under the Financial Restructuring to the owner participants in the Springerville Unit 1 Leases.
WRTA                 Western Regional Transmission Association.
WSCC                 Western Systems Coordinating Council.



                                     PART I

ITEM 1. - BUSINESS

 THE COMPANY

     Tucson Electric Power Company was incorporated under the laws of the State of Arizona on December 16, 1963. The Company is the successor by merger as of February 20, 1964, to a Colorado corporation which was incorporated on January 25, 1902. The Company is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity for customers in the City of Tucson and the surrounding area and to wholesale customers. The Company holds a franchise which expires in 2001 to provide electric service to customers in the City of Tucson.

     The Company owns all of the outstanding stock of Valencia Energy Company (Valencia), which supplies coal to the Springerville Generating Station (see Fuel Supply, Valencia), all of the outstanding stock of San Carlos Resources Inc. (San Carlos), which holds title to Springerville Unit 2, and all of the outstanding stock of Nations Energy Corporation. See Competition below for a description of Nations Energy. The Company owns all of the outstanding stock of two investment subsidiaries, Tucson Resources Inc. (TRI) and Sierrita Resources Inc. (SRI). See Consolidated Statements of Income (Loss) and Note 5 of Notes to Consolidated Financial Statements, Discontinued Operations for comparative financial information relating to the Company's investment business segments. TRI and SRI have substantially completed the process of liquidating their respective investments.

 CERTAIN RISKS

     For descriptions of certain factors affecting the Company, including commitments and contingencies, which subject the Company to continuing risks, see (i) 1994 Rate Order; (ii) Discontinued Investment Subsidiary Operations;
(iii) Item 3., Legal Proceedings; (iv) Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, Overview; and (v) Notes 2 and 7 of Notes to Consolidated Financial Statements, 1994 Rate Order, and Commitments and Contingencies, respectively.

 THE FINANCIAL RESTRUCTURING

      In December 1992, the Company consummated a comprehensive restructuring of obligations to certain creditors and reclassified its preferred stock into common stock. The Financial Restructuring was concluded following negotiations with various creditors including, but not limited to, bank lenders and lease participants. See Note 3 of Notes to Consolidated Financial Statements, 1992 Consummation of the Financial Restructuring. The Company initiated the Financial Restructuring because it projected that it might have insufficient liquidity to meet its cash obligations by the end of the first quarter of 1991. A payment moratorium on certain of the Company's debt, lease, coal and rail obligations during part of the period of negotiations provided cash flow sufficient to meet the Company's other obligations.

     The Company believes that the Financial Restructuring provides the Company the opportunity to return gradually to long-term financial viability. However, the Financial Restructuring itself will not be sufficient to assure the Company's long-term financial viability. Also, the Company's capital structure remains highly leveraged and the Company's financial prospects and cash flows remain subject to significant economic, regulatory and other uncertainties, many of which are beyond the Company's control.















 UTILITY OPERATIONS

   PEAK DEMAND AND CUSTOMERS

     Certain operating and system data related to the Company's utility operations for each of the last five years were as follows:

PEAK DEMAND                          1994          1993         1992          1991        1990
                                                               - MW -
Retail Customers-Net One Hour        1,585         1,449        1,399         1,319       1,356
Other Utilities-Firm                   226           225          150           150         100
Non-Coincident Peak Demand           1,811         1,674        1,549         1,469       1,456
Total Generating Resources           1,975         1,975        1,983         2,048       2,048
Total Reserves                         164           301          434           579         592
Reserve Margin (% of Non-Coincident
  Peak Demand)                          9%           18%          28%           39%         41%

     The peak demand for the Company's retail service area occurs during the summer months due to the space cooling requirements of its retail customers. The Company has experienced growth in peak demand (excluding the demand of its copper mining customers which fluctuates widely) at an average annual rate of approximately 4.9% for the past five years. Including the load of its mining customers, which comprised approximately 8.0% of the retail peak demand for the past five years, the Company experienced growth in peak demand of retail customers at an average annual rate of approximately 4.0% during the same period.

     In 1994, based on non-coincident peak demand, the Company's reserve margin was only 9% compared with 18% in the prior year. The Company seeks to maintain a reserve margin equal to its largest single hazard plus 5% of its non-coincident peak demand in accordance with guidelines established by the WSCC. The targeted reserve requirement was 295 MW in 1994 or 16% of non-coincident peak demand. The Company's operations were not adversely affected by the Company's failure to maintain its targeted reserve requirement in 1994. It is expected that near-term growth in demand will be met with existing resources and the additional capacity provided under a power exchange agreement between the Company and SCE. See SCE/TEP Power Exchange Agreement below. Also, see Generating Resources below for a discussion of the Company's electric generating resources.

     The average number of retail customers served by the Company increased 2.9% in 1994 compared with 1993 and 2.1% on average annually over the past five years. The Company is currently projecting an average annual customer growth rate of approximately 2.5% and an average annual growth rate in the peak demand of retail customers of approximately 1.4% for the period 1995 through 1999. Realized growth in customers and retail demand may be affected by factors
discussed under Competition below.   Customer growth rates are projected to
exceed historical growth rates because the Company anticipates greater population and economic growth than occurred in the past five years.

     Also, the Company is projecting a 2.3% average annual growth rate in sales to retail customers over the next five years. Sales to residential, non-mining industrial and mining customers account for approximately 41%, 26% and 10%, respectively, of the projected sales.

     The Company has two principal copper mining customers. In 1994, sales to such customers represented 11% and 6% of the Company's retail sales and their contract demands were 6% and 5%, respectively, of the Company's 1994 retail non-coincident peak demand. The total coincident peak load for the Company's two mining customers was 8.6% of the Company's 1994 retail peak demand. Revenues from sales to mining customers have comprised between 10% and 11% of the Company's revenues from retail customers in each of the three years in the period ended December 31, 1994.

     In March 1994, the Company and the large mining customer to which the Company supplied approximately 50 MW, executed a new contract that included a reduced rate designed to induce such customer to remain on the Company's system rather than self-generate. In April 1994, the ACC approved such contract. Revenues from this customer were $23.6 million and $22.3 million in 1993 and 1994, respectively. In 1993, the Company entered into a similar contract with its largest mining customer although at a different rate level. These contracts expire after the year 2000. However, such contracts contain various provisions allowing the customers to terminate partially or entirely, under certain circumstances, provided that the Company has been notified at least one and up to two years prior to such termination. The ability to extend contracts, and to avoid early termination, will be dependent on market conditions at the time and alternatives available to customers at that time.

     Future markets and prices for fuel, access to capital, as well as ACC decisions regarding rate design and the timing of rate decisions will affect the economics of self-generation projects (including cogeneration) and may ultimately affect whether customers, such as the mining customers described above, if any, might reduce or terminate their contract demand on the Company's system. See Competition below.

   SALES FOR RESALE

     The Company makes sales for resale to others on both a firm and an interruptible basis. To the extent capacity is not providing energy to the Company's retail customers, such as during off-peak periods, the Company markets this capacity and energy at wholesale. Surplus energy is sold from time to time under various power pooling arrangements. The Company currently has contracts to sell firm capacity as follows:

                              Minimum (or Maximum)
                                 Contract
     Company                   Demand MW            Contract Term

     SRP                           100           June 1, 1991 - May 31, 2011
     NPC                            50        May 16, 1990 - December 31, 1995
     NTUA (1)                       45         June 1, 1993 - May 31, 1999

(1)The agreement with NTUA provides for a minimum contract demand of 45 MW and requires NTUA to obtain all of its electric power requirements from the Company. NTUA's peak demand is expected to be about 70 MW.

   COMPETITION

     Under current law, the Company is not in direct competition with any other regulated electric utility for electric service in the Company's retail service territory. Regardless of such regulation, the Company competes for retail markets against gas service suppliers and others who may provide energy services which would be substitutes for, or bypass of, the Company's services.

     The Company does compete with other utilities, marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. It is expected that competition to sell capacity will remain vigorous and that prices will remain depressed for several years due to increased competition and surplus capacity in the southwestern United States. Competition for the sale of capacity and energy is influenced by many factors, including the availability of capacity of the 3,810 MW Palo Verde nuclear generating station and other generating stations in the southwestern United States, the availability and prices of natural gas and oil, spot energy prices and transmission access. In addition, the Energy Act has increased competition in the wholesale electric power markets.

     The Energy Act addresses a wide range of energy issues, including several matters affecting bulk power competition in the electric utility industry. It creates exemptions from regulation under the Holding Company Act for persons or corporations that own and/or operate in the United States certain generating and interconnecting transmission facilities dedicated exclusively to wholesale sales, thereby encouraging the participation of utility affiliates, independent power producers and other non-utility participants in the development of power generation. In order to facilitate competition in power generation, the Energy Act also confers expanded authority upon FERC to issue orders requiring electric utilities to transmit power and energy to or for wholesale purchasers and sellers, and to require electric utilities to enlarge or construct additional transmission capacity to provide these services. While the Energy Act prohibits FERC from issuing any such order that would unreasonably impair the continuing reliability of affected electric systems or that would be conditioned upon or require transmission services directly to an ultimate consumer, the Energy Act creates the potential for utilities and other power producers to gain increased access to the transmission systems of other entities to facilitate wholesale sales. FERC is encouraging all parties interested in transmission access to form RTGs to facilitate access to and development of transmission service and to assist in settling disputes regarding such matters. RTGs will not relieve FERC of its responsibilities related to transmission access; however, such organizations could provide for more efficient handling of transmission service requests and planning for regional transmission needs. The Company is currently involved in the development of two RTGs in the West, SWRTA and WRTA. WRTA and SWRTA both filed applications for approval with the FERC during 1994 which have yet to be accepted. The Company currently intends to become a member of SWRTA and is also considering membership in WRTA.

     On the retail level, industrial and large commercial customers may have the ability to own and operate facilities to generate their own electric energy requirements and, if such facilities are qualifying facilities, to require the displaced electric utility to purchase the output of such facilities at "avoided costs" pursuant to PURPA. Such facilities may be operated by the customers themselves or by other entities engaged for such purpose.

     Finally, the legislatures and/or the regulatory commissions in several states have considered or are considering "retail wheeling" which, in general terms, means the transmission by an electric utility of energy produced by another entity over its transmission and distribution system to a retail customer in such utility's service territory. A requirement to transmit directly to retail customers could have the result of permitting retail customers to purchase electric capacity and energy from, at the election of such customers, the electric utility in whose service area they are located or from other electric utilities or independent power producers.

     In Arizona, the ACC Staff issued its first report on a retail electric competition workshop held in October of 1994. This report is the first in a series of reports that will be issued on various workshops that will be held from time to time to identify and address policy issues related to competition. While other states are considering competition proposals, the ACC effort is designed to obtain information about competition. No specific proposals are currently being considered. The report proposes that Staff develop a comprehensive set of options to better inform the ACC about its choices. Staff recommended that three options be considered: 1) encouraging retail competition, 2) tolerating limited retail competition, and 3) discouraging retail competition by prohibiting retail wheeling and tolerating distributed energy services. The ACC has also established a working group on retail electric competition. Membership in the working group includes ACC Staff, Arizona utilities, and other interested parties, and the first meeting of the group took place in January 1995. A report from the group is expected by August 1995. The Company cannot predict what the working group will recommend and what, if any, changes in electric regulation and competition will be implemented by the ACC.

     See Peak Demand and Customers above for information concerning mining customers which have considered self-generation and Generating and Other Resources and Other Purchases and Item 2., Properties below for information concerning the Company's transmission access to and interchange relationships with other utilities in the southwestern United States.

     The Company continues to assess the impact of the Energy Act and other possible legislation on the Company's ability to remain competitive in the electric utility industry. The Company is unable to predict the ultimate impact the Energy Act or any other possible legislation will have on its operations.

     NATIONS ENERGY CORPORATION

     The Company's wholly-owned subsidiary Nations Energy Corporation (previously known as Escalante Resources, Inc.) is pursuing opportunities in the independent power business. Nations Energy is exploring independent power prospects in the domestic and foreign energy markets. Such prospects may include, for instance, the development of cogeneration facilities, the acquisition of interests in existing power production facilities that sell to utilities or utility authorities, or the construction of independent power projects in countries that are privatizing their electric utility industry. Initially, an emphasis will be placed on exploring opportunities in the Western hemisphere. To date, no project has been approved for development or acquisition. Nations Energy's activities may be limited due to various restrictions including certain restrictions imposed by the MRA. See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, Restrictive Covenants, Additional Restrictive Covenants.

     In an effort to adapt its structure to the new competitive environment, the Company is currently planning to create a holding company. See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, Proposed Holding Company.













 GENERATING AND OTHER RESOURCES

   COMPANY RESOURCES

     The total net generating capability currently owned or leased by the Company at December 31, 1994 was 1,952 MW as set forth in the table below:

                                                                       Net
                                                                      Capa-
                      Unit                              Fuel          bility   Operating   Company Share
                      No.               Location        Type            MW       Agent      %        MW

Springerville Station  1             Springerville, AZ  Coal            360        TEP     100.0     360
Springerville Station  2             Springerville, AZ  Coal            360        TEP     100.0     360
San Juan Station       1             Farmington, NM     Coal            316        PNM      50.0     158
San Juan Station       2             Farmington, NM     Coal            312        PNM      50.0     156
Navajo Station         1             Page, AZ           Coal            750        SRP       7.5      56
Navajo Station         2             Page, AZ           Coal            750        SRP       7.5      56
Navajo Station         3             Page, AZ           Coal            750        SRP       7.5      56
Four Corners Station   4             Farmington, NM     Coal            784        APS       7.0      55
Four Corners Station   5             Farmington, NM     Coal            784        APS       7.0      55
Irvington Station      1             Tucson, AZ         Gas/Oil          81        TEP     100.0      81
Irvington Station      2             Tucson, AZ         Gas/Oil          81        TEP     100.0      81
Irvington Station      3             Tucson, AZ         Gas/Oil         104        TEP     100.0     104
Irvington Station      4             Tucson, AZ         Coal/Gas/Oil    156        TEP     100.0     156
Internal Combustion Turbines         Tucson, AZ         Gas/Oil         218        TEP     100.0     218
                                                                      -----
     Total Company Capacity(1)                                        1,952
                                                                      =====

(1)Excludes 23 MW of additional resources, which consists of certain other capacity purchases and interruptible retail load. Total Company capacity owned is 1,339 MW and leased is 613 MW.

      SPRINGERVILLE STATION

     Springerville Station consists of two 360 MW coal fired units. Springerville Unit 1 began commercial operation in 1985 and is currently leased and operated by the Company. Springerville Unit 2 commenced commercial operation in June 1990 and is owned by San Carlos and operated by the Company. Prior to the Closing, the Springerville Station was operated by Century, Century leased Springerville Unit 1 and the Company purchased capacity and energy from Springerville Unit 1 under the Restated Century Purchase Contract.

     The primary terms of the Springerville Unit 1 Leases expire on January 1, 2015. At December 31, 1994, the capitalized lease asset related to Springerville Unit 1, net of allowance and accumulated amortization, was $260 million for financial statement purposes. At the end of the primary term, the Company may exercise fair market value purchase and renewal options. Annual lease payments for the Springerville Unit 1 Leases will range from $33 million to $176 million but average approximately $73 million. The average cash cost to the Company of Springerville Unit 1 capacity attributable to rent obligations and other operation and maintenance expenses after December 15, 1992, is estimated to be approximately $18 per kW per month (approximately $78 million per year), from January 1993 through December 1997, and will increase thereafter. However, due to timing differences between cash and accrued expenses, capacity costs attributable to rent obligations and other operation and maintenance expenses will be accrued in the Company's financial statements over the 1993 - 1997 period at an average of approximately $22 per kW per month (approximately $95 million per year) before amortization of the regulatory disallowance and interest expense thereon. The 1991 Rate Order allows the Company to recover the cost of the entire 360 MW capacity of Springerville Unit 1, but limits such recovery to a rate of $15 per kW per month (approximately $65 million per year). Substantially all of the present value of disallowed Springerville Unit 1 costs was recorded as a loss in 1990, and as a result of the Financial Restructuring, an additional loss was recorded in 1992. The losses together reflect the present value of the difference between projected costs and the amount the Company is allowed to recover through the lease term ending January 1, 2015.
See Notes 1 and 3 of Notes to Consolidated Financial Statements, Nature of Operations and Summary of Significant Accounting Policies, Allowance for Springerville Unit 1 and 1992 Consummation of the Financial Restructuring, Capital Leases, respectively.

     In December 1985, pursuant to the Springerville Common Facilities Leases, the Company sold and leased back its 50% interest in the common facilities at Springerville. The sales price of such facilities was $132 million. At December 31, 1994, the capitalized lease asset related to Springerville common facilities, net of accumulated amortization, was $126 million for financial statement purposes. The initial lease term for the common facilities expires in 2017 for one owner participant and 2021 for the other two owner participants subject to optional renewal periods and purchase options. Annual lease payments for the common facilities vary with changes in the interest rate on the underlying debt. In 1993 and 1994, such lease payments totalled $7 million and $12 million, respectively. Based on current interest rates, annual lease payments would average approximately $13 million.

     Including the cost of leased common facilities (but excluding the cost of coal-handling facilities at Springerville which are included in recoverable fuel costs), the total initial cost of Springerville Unit 2 was $838 million, or $2,328 per kW. Approximately 26% of such cost is attributable to AFDC accrued prior to July 1, 1989. In the 1991 Rate Order, the ACC disallowed recovery from retail customers of $175 million of the book value of Springerville Unit 2. The Company recorded a loss for such disallowance in 1991. The net recoverable cost, including the leased common facilities, is $1,842 per kW. See Rates and Regulation, 1994 Rate Order and Note 2 of Notes to Consolidated Financial Statements, 1994 Rate Order.

      IRVINGTON STATION

     In January 1988, the Company began coal-fired commercial operation and entered into a sale and leaseback arrangement for Irvington Unit 4 pursuant to the Irvington Lease. The unit was sold at its cost of $152 million. At December 31, 1994, the capitalized lease asset related to Irvington Unit 4, net of accumulated amortization, was $128 million for financial statement purposes. This lease calls for annual payments which will range from approximately $9 million to $28 million and which average approximately $13 million. The lease term expires in 2011 but the lease provisions have optional renewal periods and purchase options.

     With the addition of coal firing capability, Irvington Unit 4 (156 MW capability) has the flexibility to operate on coal, gas or fuel oil. Coal has been the primary fuel and natural gas the secondary fuel.

   SCE/TEP POWER EXCHANGE AGREEMENT

     As part of a 1992 litigation settlement, the Company and SCE have agreed to a ten-year power exchange agreement. Under the agreement, beginning in May 1995, SCE will provide firm system capacity of 110 MW to the Company during summer months, for which the Company will pay an annual capacity charge of approximately $1 million increasing annually after the first five years to a maximum of approximately $2 million annually. The Company will be entitled to schedule firm energy deliveries from SCE during the summer (May 15 through September 15) of up to 36,300 MWh per month, and will be obligated to return to SCE on an interruptible basis the same amount of energy the following winter season (November 1 through February 28). The Company will incur fuel expense related to the exchange in an amount equal to the cost of interruptible energy provided to SCE. The Company believes the agreement may reduce the Company's overall system fuel costs, allow it to sell additional capacity on the wholesale market, and/or permit it to defer the construction of future generating resources. The agreement has been accepted for filing by the FERC. The 1994 Rate Order directed the Company to propose an allocation of the benefits of this agreement with its retail customers. The Company expects to include such an allocation proposal in its next rate filing. See Rates and Regulation, 1994 Rate Order.

   FUTURE GENERATING RESOURCES

     In December 1992, the Company filed an integrated resource plan pursuant to the ACC's regulations governing resource planning. In its filing the Company projected no need for any new peaking or intermediate generation facilities until after the year 2000 or base load generation facilities until after the year 2007. In addition, the Company projected that demand-side management programs should reduce peak demand and, therefore, capacity requirements, from what they would be without such programs by 76 MW by the year 2000. As part of the integrated resource plan, the Company has committed to adding 5 MW of renewable resources generation by the year 2000. Also as mentioned above, the Company has a power exchange agreement with SCE; such exchange will provide additional generating resources to the Company.

 OTHER PURCHASES

     In addition to generating electricity at generating stations owned or leased by the Company, the Company participates in a number of interchange agreements through which it can purchase additional electric energy from other utilities. The amount of energy purchased from other utilities varies substantially from time to time depending on both the cost of purchased energy as compared to the Company's cost of generating energy and the availability of such energy. Through these same agreements, the Company may also sell its surplus electric energy from time to time.

     The Company has transmission access to and/or power transaction arrangements with over 74 electric systems or suppliers, including those in the southern California markets. The Company is a member of the Inland Power Pool, which is comprised of a group of utilities serving customers in portions of the western United States. The Inland Power Pool membership facilitates interchange with companies having system peak periods different from those of the Company. The Company is also a member of the WSCC, a group of western electric systems and suppliers that works cooperatively to assure the reliability of the region's interconnected generation and transmission systems. In 1990, the Company joined the Western Systems Power Pool which is a voluntary power pooling experiment to achieve more efficient use of electric generation and transmission facilities among its members. See Competition for a discussion of possible changes in transmission issues.

 RATES AND REGULATION

   GENERAL

     The Company is subject to the jurisdiction of the ACC, which has authority, among other things, to prescribe the classifications of accounts to be used and the rates and charges to be made and collected from retail customers, and to regulate the issuance of securities. The Company is also subject to regulation by FERC in certain respects, including sales to other utilities.

     Arizona statute requires that the Company's rates for retail sales of electric energy be determined by the ACC on a "cost of service" basis and be designed to provide, after recovery of allowable operating expenses, an opportunity to earn a reasonable rate of return on "fair value rate base". Fair value rate base is, generally, determined by the ACC by reference to the original cost and the reproduction cost (in each case, net of depreciation) of utility plant in service to the extent deemed used and useful, and to various adjustments for deferred taxes and other items, plus a working capital component. Thus, over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirements of utility plant from service. Both operating expenses and fair value rate base determination are subject to judgement by the ACC regarding prudency and recoverability.

     The Company's rates for wholesale sales of capacity and energy, generally, are not permitted to exceed rates determined on a cost of service basis. In all instances, the Company's wholesale rates are substantially below rates determined on a fully allocated cost of service basis, but in any event exceed the level necessary to recover fuel and other variable costs.

     The ACC consists of three commissioners, each serving a six-year term. One of the three is elected at each general election except when a vacancy occurs prior to the expiration of a commissioner's term. The present commissioners are:

- - Renz D. Jennings (Democrat), Chairman, was elected to a third term in 1992. His term expires in 1999.
- - Marcia Weeks (Democrat) was elected to a second term in 1990. Her term expires in 1997.
- - Carl Kunasek (Republican) was elected to a first term in 1994. His term expires in 2001.

   1994 RATE ORDER

     On January 11, 1994, the ACC issued a decision approving a 4.2% retail rate increase for the Company. The new rates were effective as of January 11, 1994.

     According to the 1994 Rate Order, the new rates were intended to produce an annual increase in gross revenues of approximately $21.6 million based upon a test year ended June 30, 1992. This reflects an allowed original cost rate base of approximately $1.0 billion and a return on original cost rate base (after write-offs) of 8.51% based upon a rate of return on common equity of 11%. The Company requested in its January 1993 filing a $49 million increase in gross revenues, based on an original cost rate base of approximately $1.1 billion and a rate of return base of 9.17% based upon 12.5% return on equity. In determining the required return on rate base, the 1994 Rate Order utilized a hypothetical capital structure of 49.8% long-term debt, 44.1% common equity, 4.7% preferred equity and 1.4% short-term debt as contemplated under a 1991 rate settlement agreement.

     The decision authorized the inclusion of an additional 17.5% of Springerville Unit 2 in rate base, for a total of 62.5%. The 1994 Rate Order also allowed inclusion of 62.5% of the Springerville Unit 2 rate synchronization and excess capacity deferred expenses in rate base. Amortization of those rate synchronization deferred expenses allowed in rate base was authorized to be recovered from retail customers over a three-year period. However, amortization of the excess capacity deferred expenses allowed in rate base was authorized to be recovered from retail customers over 37.4 years. The 37.5% of the rate synchronization and excess capacity expenses not currently being recovered continue to accrue a 7.19% interest carrying charge. See Note 2 of Notes to Consolidated Financial Statements, 1994 Rate Order.

     Based on the 1994 Rate Order, the Company recorded an additional $13.6 million in write-offs related to previously capitalized Springerville Unit 2 costs and certain other minor costs for which recovery was permanently disallowed. See Note 2 of Notes to Consolidated Financial Statements, 1994 Rate Order.

     The Company's filing also discussed a proposal for the allocation of the future benefits of the 1992 settlement of a lawsuit brought against SCECorp. and SCE for interference with the Company's 1988 attempted merger with SDGE. SCE paid the Company a $40 million cash settlement and entered into a ten-year, 110-megawatt power exchange agreement to begin in 1995 which FERC has accepted for filing. The ACC stipulated in the 1994 Rate Order that the Company use $27 million of the litigation settlement, which is equal to the $40 million less costs of litigation, to prepay debt. Also, the ACC ordered the Company to submit a proposal for the sharing of the benefits of the SCE power exchange agreement. The Company expects to include such benefit sharing proposal in its next rate filing.

     The Company intends to seek rate recovery of the costs associated with the remaining 37.5% of Springerville Unit 2 that is not in base rates. This rate request is expected to be filed in 1995.

     See Note 2 of Notes to Consolidated Financial Statements, 1994 Rate Order, for additional discussion concerning the 1994 Rate Order.

   OTHER RATE MATTERS

     See Utility Operations, Peak Demand and Customers for a discussion of the Company's contracts and negotiations with certain of its mining customers.

 FUEL SUPPLY

   GENERAL

     The Company's principal fuel for electric generation is low-sulfur coal. The following table provides fuel cost information for the years 1994 through 1990:

             Cost Per Million BTU Consumed      Percentage of Total BTU Consumed
            1994  1993   1992   1991   1990       1994  1993  1992  1991  1990

Coal(A)(B) $2.06 $2.01  $1.89  $2.04  $1.94        98%   99%   99%   99%   99%
Gas         1.86  2.76   2.39   2.14   2.67         2     1     1     1     1
                                                  ---   ---   ---   ---   ---
All Fuels   2.05  2.02   1.90   2.05   1.95       100%  100%  100%  100%  100%
                                                  ===   ===   ===   ===   ===

(A)  The average cost per ton of coal for each of the last five years (1994 -
  1990) was $38.93, $37.60, $36.46, $39.55 and $37.90, respectively.
(B) Includes the cost of fuel handling facilities at Springerville. Such costs per million BTU consumed were: $0.36, $0.37, $0.26, $0.35 and $0.25 for 1994 to 1990, respectively.

   COAL

     The Company is the operator for the Springerville and Irvington generating stations. Their coal supplies are transported from northwestern New Mexico by railroad. The coal contract for Springerville is for the remaining lives of Units 1 and 2 with a bilateral option to renegotiate the contract price and escalation procedures in 2009 and every five years thereafter. At Irvington, the contract termination date is the earlier of 2015 or the remaining life of Unit 4. The Springerville and Irvington contracts have various adjustment clauses which will affect the future cost of coal delivered. Coal reserves are expected to be sufficient to supply the estimated requirements of Springerville and Irvington for their presently estimated remaining lives. The Company also participates in jointly owned generating facilities under long-term contracts entered into by the operating agents. Coal supplies are surface-mined in northern Arizona and northwestern New Mexico. The coal quantities under contract for the Navajo and Four Corners mine-mouth, coal fired generating stations are expected to be sufficient to supply the estimated requirements for their presently estimated remaining lives. The coal quantities for San uan, also a mine-mouth generating station, are partially contracted through the year 2017. Additional information concerning the coal contracts is set forth below:

                                                                  Cost Per
                                               Year      Average  Million
                                             Contract    Sulfur    BTU in
Station             Coal Supplier           Terminates   Content  1994(A)    Coal Obtained From(B)
Four Corners   BHP Utah International, Inc.    2005       0.8%     $1.15     Navajo Indian Tribe
San Juan       San Juan Coal Company           2017       0.8%     $1.89     Federal and State Agencies
Navajo         Peabody Coal Company            2011       0.6%     $1.11     Navajo and Hopi Indian Tribes
Springerville  Hanson Natural Resources
               Company                                    0.7%     $2.33(C)  Lee Ranch Coal Company
Irvington      The Pittsburg & Midway Coal
               Mining Company                  2015       0.4%     $2.50     Navajo Indian Tribe and
                                                                             Federal and State Agencies

(A)Includes costs of transportation and handling in addition to the purchase price under the basic contract.
(B) Substantially all of the suppliers' leases extend at least as long as coal is being mined in economic quantities.
(C) The Springerville costs include approximately $0.93 per million BTU for costs associated with Valencia operations, including the costs of the Valencia Leases.  Valencia is responsible for the handling of fuel for the Springerville Station.

     In 1991, 1992, 1993 and 1994, the Company obtained various amendments to its contracts with the Springerville and Irvington coal and rail transportation suppliers. The Company estimates that such amendments produced aggregate savings of $59.6 million, $42.7 million, and $27.8 million in 1994, 1993 and 1992, respectively, compared with the costs which would have been incurred had such amendments not been obtained.

     Some of the 1991 amendments provided for the repayment of certain amounts withheld during the Payment Moratorium and the forgiveness of other amounts in exchange for certain land. All of the 1991 amendments provide for the preservation of the suppliers' claims under the original contracts, as though such contracts had not been amended, for a period of four years from the amendments if the Company does not perform under the terms of the amended contracts. See Note 7 of Notes to Consolidated Financial Statements, Commitments and Contingencies.

     Also, in July 1992 the contract with the San Juan coal supplier was amended to, among other things, reduce operations and maintenance pass-through costs by 10%, reduce ash handling costs and also to provide price reduction incentives for coal purchased above certain minimum quantities. Such amendment provides yearly savings to the Company of approximately 6%, or $1.4 million.

     The Company intends to continue to actively negotiate its fuel and transportation contracts in 1995 and in the future.

   VALENCIA

     Valencia is responsible for the acquisition, transportation and handling of fuel for Springerville. Pursuant to a fuel burn agreement with the Company, Valencia has the exclusive right and obligation to provide all of the fuel requirements for Springerville.

     Pursuant to the Valencia Leases, Valencia is the lessee of the coal-handling facilities at Springerville under a capital lease with a remaining initial lease term of approximately 21 years with incremental extensions of five to six years depending on certain criteria at the date of each extension. At December 31, 1994, the capitalized lease asset related to Springerville coal-handling facilities, net of accumulated amortization, was $184 million for financial statement purposes. Annual rental payments range from approximately $15 million to $25 million but average $21 million. Rental payments and other obligations of Valencia under the leases are guaranteed by the Company.

     Valencia allocates portions of its costs to deferred expense for future recovery through sales of fuel. See Note 1 of Notes to Consolidated Financial Statements, Nature of Operations and Summary of Significant Accounting Policies, for a description of the accounting for Valencia lease costs.



   GAS

     In 1994, the Company purchased a small amount of natural gas for power generation (less than 2% of total Company generation) from Southwest Gas, Anthem Energy, BridgeGas, Chevron, Natural Gas Clearinghouse, Mobil and USGT. During 1994, the Company received natural gas sufficient to meet all of its gas fuel requirements; however, as in the past, the Company's supply of natural gas for boiler fuel may be limited occasionally in the future.

 WATER SUPPLY

     Arrangements have been made for water sufficient to supply the requirements of existing and planned units of all electric generating stations in which the Company has an interest for their estimated lives.

 ENVIRONMENTAL MATTERS

   GENERAL

     The Company must operate its generating stations in accordance with numerous local, state and federal guidelines, laws, regulations and ordinances designed to preserve and enhance environmental integrity. Resource extraction and waste disposal operations are also regulated for environmental compatibility. Generally, air quality and water quality are under the most stringent regulations. Land use is also carefully regulated.

     Various federal, state and local laws, regulations and requirements for air quality control continue to have a significant impact on the Company. Due to their proximity to national parks, monuments, wilderness areas and Indian reservations and due to the relatively high air quality at such locations, the principal generating units of the Company are subject to control standards of best available control technology (BACT) and best available retrofit technology
(BART). Such standards relate to the "prevention of significant deterioration" of visibility and tall stack limitation rules.

     Certain other generating units of the Company are located in areas which have been designated by federal and state agencies as "non-attainment" areas (where federal ambient air quality standards are not achieved). This designation requires such units to comply with "lowest achievable emission rate" or "reasonably available control technology" standards or "offset" requirements. New Mexico has adopted emission regulations restricting the emissions from both existing and future coal, oil and gas-fired plants located in New Mexico. Regulations adopted by the New Mexico Environmental Improvement Board (NMEIB) are in some instances more stringent than those adopted by the EPA. The NMEIB has adopted regulations, which apply to all units at the San Juan and Four Corners generating stations, that prohibit emissions of sulfur dioxide, particulates, and nitrogen oxide above certain levels.

     The Company expended $6.2 million during 1994 for environmental construction costs in maintaining compliance with environmental requirements. The Company estimates that it will make expenditures for environmental facilities of approximately $9.8 million in 1995 and $8.8 million in 1996. These amounts include the Company's estimated share of initial expenditures for improvements to the pollution control facilities at Navajo which are associated with the final rule issued by EPA on October 3, 1991, regarding visibility impairment in Grand Canyon National Park (see Navajo Generating Station below for information regarding the projected total cost of such facilities), and procurement of continuous emission monitors for Irvington Units 1, 2, 3, and 4 and Springerville Units 1 and 2. With the construction expenditures described above, the Company believes that all existing generating facilities are or will be in compliance with all existing or expected environmental regulations except as described below.

     In the fall of 1990, Congress adopted certain Federal Clean Air Act Amendments (CAAA) with respect to reductions in sulfur dioxide and nitrogen oxide emissions which will affect the Company's operation. The nitrogen oxide reductions will be based upon EPA regulations expected to be finalized in 1995 for certain boilers and by 1997 for all remaining boilers. In addition, the rules expected to be promulgated in 1995 may be revised in 1997. The required reductions of sulfur dioxide emissions will be implemented in two phases which will be effective in 1995 and 2000, respectively.

     The Company is not affected by the requirements for sulfur dioxide emissions and nitrogen oxide reductions which go into effect in 1995 (Phase I), but is subject to the requirements that go into effect January 1, 2000 (Phase
II). In Phase II, the maximum sulfur dioxide emission rates are set at 1.2 pounds per million BTU. Because of the Company's general use of low-sulfur coal and installed scrubbers at certain units, the Company's coal-fired generating stations already meet the sulfur dioxide emission rate requirements for Phase
II. Additionally, further reductions are to be met through a proposed market-based system. Affected Company generating units will be allocated allowances based on required emission reductions and past use. An allowance permits emission of one ton of sulfur dioxide and may be sold. Generating station units must hold allowances equal to their level of emissions or face penalties and a requirement to offset excess tons in future years. On March 23, 1993, the EPA published the final sulfur dioxide allowance allocations for all Phase I and Phase II affected utility units, including the allowances that will be allocated to all Company units. An analysis of the sulfur dioxide allowances that were allocated to the Company shows that the Company would have sufficient allowances to permit normal plant operation and be in compliance with the sulfur dioxide regulations once the Phase II requirements become effective. However, until all the rulemaking regulation processes for implementing the CAAA are completed, the Company is unable to predict the specific impacts of all such amendments.

     Title V of the CAAA established a new air quality permitting system that will be administered in Arizona by the ADEQ. Electric utilities in the state were required to submit applications for Title V permits by February 1, 1995; processing and issuance of these permits is expected to take at least 18 months. Until a Title V permit is issued, permits that expire during that period will either be honored or will be reissued by ADEQ with additional requirements reflecting Title V regulations.

     The CAAA also require multi-year studies of visibility impairment in specified areas and studies of hazardous air pollutants which relate to the necessity of future regulations of electric utility generating units. Since these activities involve the gathering of information not currently available, the Company cannot predict the outcome of these studies.

     As a result of recent and possible future changes in federal and state environmental laws, regulations and permit requirements, the Company may incur additional costs for the purchase or upgrading of pollution control emission monitoring equipment on existing electric generating facilities and may experience a reduction in operating efficiency. There may be a need for variances from certain environmental standards and operating permit conditions until required equipment and processes for control, handling and disposal of emissions are operational and reliable. Failure to comply with any EPA or state compliance requirements may result in substantial penalties or fines which are provided for by law and which in some cases are mandatory.

   FOUR CORNERS GENERATING STATION

     The Company believes that all units at Four Corners are presently operating in compliance with federal and state regulations.

   IRVINGTON GENERATING STATION

     The Company has an ADEQ operating permit for Irvington Unit 4, which expires on February 8, 1996. The other facilities at the Irvington station were under the jurisdiction of the PDEQ until 1993. However, because of 1990 CAAA requirements which require the facility to obtain a Title V permit, the entire facility was placed under the jurisdiction of ADEQ in April 1994. The Company has filed a Title V permit application for the Irvington facility on February 1, 1995. Each major source requiring a Title V permit must pay an annual emission-based fee. The 1995 emission fee for the Irvington facility was assessed at $179,000 and is expected to range between $150,000 to $250,000 for 1996.

   NAVAJO GENERATING STATION

     In 1991, the EPA adopted a rule for the reduction of Navajo's sulfur dioxide emissions on an annual averaging basis by 90% to address visibility impairment at Grand Canyon National Park. The Company estimates that its share of the required capital expenditures remaining as of December 31, 1994 relating to the rule's implementation will be approximately $44 million, including AFDC, through 1999.

   SAN JUAN GENERATING STATION

     The Company believes that all units at San Juan are presently operating in compliance with federal and state regulations.

   SPRINGERVILLE GENERATING STATION

     Springerville Units 1 and 2 meet all existing federal and state regulations pertaining to environmental quality. Springerville Units 1 and 2 are operating under an operating permit issued by ADEQ on December 19, 1994, which expires on December 19, 1999. Springerville Generating Station is a major source requiring a Title V permit, and the Company filed a Title V permit application for the Springerville facility on February 1, 1995. As a result of requirements imposed by the CAAA of 1990, each major source requiring a Title V permit must pay an annual emission-based fee. The 1995 emission fee for the Springerville Generating Station Units 1 and 2 was assessed at $316,000 and is expected to be approximately the same for 1996.

 EMPLOYEES

     The Company and the IBEW 1116, which represents about 63% of the 1,396 employees of the Company and its subsidiaries at December 31, 1994, are parties to a two-year collective bargaining agreement for the period from December 1, 1994 through November 30, 1996. The collective bargaining agreement, which was negotiated with and approved by the IBEW 1116 in November 1994, includes annual wage increases of 3.6% and 4.0% in 1995 and 1996, respectively, and modifications to the pension, health and supplemental retirement plans.

 DISCONTINUED INVESTMENT SUBSIDIARY OPERATIONS

     The Company directly owns two investment subsidiaries, TRI and SRI. TRI and SRI each wholly own several subsidiaries both directly and indirectly.

     In July 1990, each of the Board of Directors of TRI and SRI adopted resolutions for the liquidation of substantially all of the assets of these subsidiaries. As a consequence, the investment subsidiaries were reclassified as discontinued operations for financial statement purposes. This reclassification required the Company to estimate the net realizable value of the investment subsidiary assets in light of the projected time frame of the liquidation and in accordance therewith, the Company established appropriate reserves for losses. The estimated net realizable value of the investment subsidiaries' net assets as of December 31, 1994 was approximately $8.5 million. The Company intends to continue to liquidate the remaining assets.

     The investment subsidiaries have been in the process of liquidating their assets and have dividended available asset-sale proceeds to the Company. During 1994, the investment subsidiaries sold all of their remaining interests in cogeneration and independent power projects, as well as the hotels located in Louisville, Kentucky and Woodland Hills, California. In January and February 1995, the remaining equity securities were sold. The Company received cash dividends from TRI of $10 million in April 1994, $15 million in June 1994 and $25 million in December 1994. Since July 1990, a total of $97 million of cash dividends has been received by the Company from the investment subsidiaries.
See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Restrictive Covenants, Prepayments.

     See Note 5 of Notes to Consolidated Financial Statements, Discontinued Operations.




UTILITY OPERATING STATISTICS
                                      1994           1993           1992           1991           1990

Generation and Purchased
  Power-kWh (000)
    Remote Generation (Coal)       9,341,342      8,986,350      6,148,825      5,518,543      5,191,186
    Local Generation (Oil, Gas
     & Coal)                         825,385        615,100        527,405        314,441        692,651
     Purchased Power                 501,269        335,897      2,436,152      2,736,620      2,685,647
                                  ----------      ---------      ---------      ---------      ---------
      Total Generation and
      Purchased Power             10,667,996      9,937,347      9,112,382      8,569,604      8,569,484
     Less Losses and Company Use     639,278        591,412        610,040        585,964        584,101
                                  ----------      ---------      ---------      ---------      ---------
          Total Energy Sold       10,028,718      9,345,935      8,502,342      7,983,640      7,985,383
                                  ==========      =========      =========      =========      =========

Sales-kWh (000)
     Residential                   2,374,868      2,223,479      2,146,268      2,081,476      2,069,718
     Commercial                    1,281,050      1,242,367      1,215,179      1,182,599      1,193,964
     Large Users                   1,948,331      1,832,278      1,771,937      1,756,887      1,751,263
     Mining                        1,135,424      1,090,061      1,081,791        951,646        898,584
     Public Authorities              183,525        159,310        165,922        164,380        162,575
                                  ----------      ---------      ---------      ---------      ---------
       Total-Retail Customers      6,923,198      6,547,495      6,381,097      6,136,988      6,076,104
     Sales to Other Utilities      3,105,520      2,798,440      2,121,245      1,846,652      1,909,279
                                  ----------      ---------      ---------      ---------      ---------
          Total                   10,028,718      9,345,935      8,502,342      7,983,640      7,985,383
                                  ==========      =========      =========      =========      =========

Operating Revenues (000) (A)
     Residential                    $220,341       $197,368       $190,089       $174,054       $159,813
     Commercial                      137,508        128,688        125,655        114,826        107,373
     Large Users                     144,677        131,858        127,456        121,269        109,236
     Mining                           53,821         53,510         57,266         49,996         46,365
     Public Authorities               13,435         11,464         11,757         11,273         10,079
     Other                             1,651          1,925          1,791          1,583          1,475
                                    --------       --------       --------       --------       --------
          Total-Retail Customers     571,433        524,813        514,014        473,001        434,341
     Amortization of MSR Option Gain
       Regulatory Liability           20,053          6,053          6,053         16,553              -
     Sales to Other Utilities         99,987         93,273         70,026         65,441         60,199
                                    --------       --------       --------       --------       --------
          Total                     $691,473       $624,139       $590,093       $554,995       $494,540
                                    ========       ========       ========       ========       ========

Customers (End of Period)
     Residential                     266,060        258,168        251,656        246,538        242,539
     Commercial                       27,360         26,838         26,441         26,144         25,938
     Large Users                         588            551            527            531            516
     Mining                                4              4              4              4              3
     Public Authorities                   59             59             59             59             59
                                     -------        -------        -------        -------        -------
          Total Retail Customers     294,071        285,620        278,687        273,276        269,055
                                     =======        =======        =======        =======        =======

Average Revenue per kWh Sold (cents) (A)
     Residential                         9.3            8.9            8.9            8.4            7.7
     Commercial                         10.7           10.4           10.3            9.7            9.0
     Large Users                         6.4            6.3            6.5            6.3            5.9
     Total - Retail Customers            8.3            8.0            8.1            7.7            7.1

Average Revenue per
     Residential Customer               $841           $776           $765           $714           $666

Average kWh Sales per
     Residential Customer              9,066          8,739          8,632          8,534          8,621

(A)  Amounts for 1993-1990 have been restated to eliminate revenue related taxes.  See
Note 1 of Notes to Consolidated Financial Statements, Nature of Operations and
Summary of Significant Accounting Policies, Reclassification.


ITEM 2. - PROPERTIES

     The Company's transmission facilities are located within the states of Arizona and New Mexico. The primary purpose of the Company's transmission facilities is to transmit electricity from the Company's remote electric generating stations at Four Corners, Navajo, San Juan and Springerville to the Tucson area for use by the Company's retail customers. The transmission system is directly interconnected with systems operated by the following utilities:

               Utility                            Location

               Arizona Public Service Co.              Arizona
               Arizona Electric Power Cooperative      Arizona
               El Paso Electric Co.                    New Mexico, Texas
               Public Service Co. of New Mexico        New Mexico
               Salt River Project                      Arizona

     The Company has arrangements with approximately 74 companies, including the five listed above, which are utilized to interchange capacity and energy.

     As of December 31, 1994, the Company owned or participated in an overhead electric transmission and distribution system consisting of 511 circuit-miles of 500 kV lines, 1,122 circuit-miles of 345 kV lines, 335 circuit-miles of 138 kV lines, 454 circuit-miles of 46 kV lines and 8,947 circuit-miles of lower voltage primary lines. The underground electric distribution system was comprised of 4,223 cable-miles. Approximately 25% of the poles upon which the lower voltage lines are located are not owned by the Company. Electric substation capacity associated with the above-described electric system consisted of 165 substations with a total installed transformer capacity of 5,209,355 kVA.

     The electric generating stations (except as noted below), the Company's general office building, operating headquarters and the warehouse and service center are located on land owned by the Company in fee. The electric distribution and transmission facilities owned by the Company are located (1) on property owned in fee by the Company, (2) under or over streets, alleys, highways and other public places, the public domain and national forests and state lands under franchises, easements or other rights which, with some exceptions, are subject to termination, (3) under or over private property by virtue of easements obtained for the most part from the record holder of title, and (4) under Indian reservations under grant of easement by the Secretary of Interior or lease by Indian tribes. In most instances, no examination has been made by counsel for the Company as to the title to easements of the Company from the record holder or to the property over which the easement has been granted, or as to possible liens, encumbrances, reservations or restrictions thereon. Therefore, some of the easements and the property over which the easements have been secured may be subject to title defects and encumbered by, or subject to, mortgages and liens existing at the time the easements were acquired.

     Most of the land parcels comprising Springerville are held by the Company under a long-term surface ownership agreement with the State of Arizona. The Company's 50% interest in the common facilities of Springerville and its 100% interest in Irvington Unit 4 and related common facilities were sold and are leased back by the Company. The coal-handling facilities at Springerville were sold and leased back by Valencia. The Company leases Springerville Unit 1 and the remaining 50% interest in the common facilities at Springerville.

     Four Corners and Navajo are located on properties held under easements from the United States and under leases from the Navajo Indian Tribe. The Company, individually and in conjunction with PNM in connection with San Juan, has acquired easements and leases for transmission lines and a water diversion facility located on the Navajo Indian Reservation. The Company has also acquired easements for transmission facilities, related to San Juan and Navajo, across the Zuni, Navajo and Tohono O'odham Indian Reservations.

     The Company's rights under the various easements and leases described under this heading may be subject to possible defects (including conflicting grants or encumbrances not ascertainable because of absence of or inadequacies in the recording laws or the record systems of the Bureau of Indian Affairs and the Indian tribes, the possible inability of the Company to resort to legal process to enforce its rights against certain possible adverse claimants and the Indian tribes without Congressional consent, the possible failure or inability of the Indian tribes to protect the Company's interests in, and use and occupancy of, these facilities from interference or interruption, and, in the case of the leases, possible impairment or termination under certain circumstances by Congress, the Secretary of the Interior or certain possible adverse claimants). However, these possible defects have not and are not expected to materially interfere with the Company's interest in and operation of its facilities.

     With the exception of Springerville Unit 2, substantially all of the utility assets of the Company are subject to the lien of the General First Mortgage and the General Second Mortgage. Legal title to Springerville Unit 2, which is not subject to such lien, is held by San Carlos. Springerville Unit 2 is subject to the Unit 2 First Mortgage.

     The Company provided to certain banks, at the time of the Closing, the Unit 2 First Mortgage, a first mortgage lien on and security interest in Springerville Unit 2, and $50 million in principal amount of collateral bonds issued under the General Second Mortgage, a second mortgage, junior to the lien of the General First Mortgage, on all the utility assets (other than excepted property).

ITEM 3. - LEGAL PROCEEDINGS

 SDGE/FERC PROCEEDINGS

     See SDGE/FERC Proceedings in Note 7 of Notes to Consolidated Financial Statements.

 WATER RIGHTS ADJUDICATION

     On March 13, 1975, the State of New Mexico filed an action entitled State of New Mexico v. United States, et al., in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the San Juan River Stream System. The action is expected to adjudicate certain water rights applicable to the water supply for San Juan and Four Corners. The Company was made a party to this action in June 1976 and an answer was filed on behalf of the Company and others in May 1978. For the past several years, the State of New Mexico Engineer's Office has reportedly been completing reports on hydrographic surveys performed in conjunction with the litigation. It is anticipated that once those reports are completed, offers of judgment will be issued to the Company and other parties. The Company is unable to predict the effect, if any, of any adjudication on its present arrangements for a water supply to these stations. However, pursuant to an agreement reached in 1985, the Navajo Tribe will provide sufficient water to Four Corners from its own allocation to offset any portion of the water rights affected by this proceeding.

 TAX ASSESSMENTS

     See Tax Assessments in Note 7 of Notes to Consolidated Financial
Statements.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.



                                     PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The following table sets forth, for the periods indicated, the high and low sale prices of the Company's Common Stock on the consolidated tape as reported by The Wall Street Journal. No dividends were paid on Common Stock during such periods.

                                 Market Price per
                    Quarter   Share of Common Stock

                                  High       Low
                    1994

                    First       $4.13     $3.38
                    Second       3.88      2.88
                    Third        3.75      2.88
                    Fourth       3.88      3.00

                    1993

                    First       $3.75     $1.88
                    Second       4.50      2.75
                    Third        4.63      3.63
                    Fourth       4.38      3.25

     The closing price of the Common Stock on March 6, 1995 was $3.375.

     The Common Stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. At March 6, 1995, there were 39,199 shareholders of record of the Common Stock.

     See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, Dividends on Common Stock.


ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA

                                                   1994          1993        1992          1991         1990
                       (In thousands - except per share data and ratios)
 Operating Revenues (A)                          $691,473     $624,139     $590,093      $554,995     $494,540
 Income (Loss) from:
  Continuing Operations                            20,740      (21,816)     (79,022)     (421,493)    (269,643)
  Discontinued Operations                               -            -            -             -      (12,659)
  Provision for Loss on Disposal of
      Discontinued Operations                           -       (4,000)     (44,047)      (36,000)    (104,727)
Net Income (Loss)                                  20,740      (25,816)    (123,069)     (457,493)    (387,029)
Net Income (Loss) for Common Stock                $20,740     $(25,816)   $(123,069)    $(465,339)   $(397,226)

Income (Loss) per Average Share of
 Common Stock from:
  Continuing Operations                             $0.13       $(0.14)      $(2.48)      $(16.70)     $(10.92)
  Discontinued Operations                               -            -            -             -        (0.49)
  Provision for Loss on Disposal of
      Discontinued Operations                           -        (0.02)       (1.38)        (1.40)       (4.09)
Total Net Income (Loss) per Average
  Share of Common Stock                             $0.13       $(0.16)      $(3.86)      $(18.10)     $(15.50)

Shares of Common Stock Outstanding
  Average                                         160,724      160,544       31,872        25,716       25,633
  End of Year                                     160,724      160,724      160,430        25,716       25,716
Rate of Return on Average Common Equity               N/M          N/M          N/M           N/M      (79.26)%

Total Utility Plant-Net                        $2,007,422   $2,029,764   $2,052,695    $1,351,729   $1,599,707
Total Investments                                  12,992       62,850       98,126       203,712      229,328
Total Assets                                    2,701,936    2,714,096    2,656,089     2,004,336    2,214,497

Long-Term Debt                                  1,381,935    1,416,352    1,466,555       500,060      500,915
Capital Lease Obligations                         922,735      927,201      931,163         5,836        6,646
Total Preferred Stock                                   -            -            -        82,793       82,793
Total Common Equity                              (42,233)      (62,973)     (38,209)     (191,903)     265,590
Total Capitalization                            2,262,437    2,280,580    2,359,509       396,786      855,944
Defaulted Long-Term Debt - Due on Demand                -            -            -       760,966      661,909
Defaulted Short-Term Debt - Due on Demand               -            -            -       219,800      219,800
Regulatory Liabilities                             41,214       54,924       53,910       226,645      249,610
Reserve for Litigation and Contract Disputes            -            -       27,500        27,219       17,219
Total Liabilities and Stockholders' Equity     $2,701,936   $2,714,096   $2,656,089    $2,004,336   $2,214,497

Construction Expenditures
  (including AFDC)                                $64,479      $48,375      $30,207       $48,728      $66,147
Cash Generated as a Percent of
 Construction Expenditures
  Internally Generated (B)                         222.7%        184.7%    293.4%(C)     232.6%(C)     (110.8)%
  Internally Generated (B), Including
      Drawdowns of Funds Held in Trust             222.7%        226.0%    348.8%(C)     232.6%(C)      (59.0)%

Note:   Total investments, assets and liabilities and stockholders' equity have been restated to reflect the adoption of discontinued operations.  Also, see Item 7.,
Management's Discussion and Analysis of Financial Condition and Results of
Operations.
(A) Due to the adoption of FERC Order No. 529 interchange sales of electricity have been reclassified to Sales to Other Utilities for all periods.  Revenue related taxes were removed from Operating Revenues for all periods.
(B) Cash generated is cash provided from operations less cash dividends.
(C) 1992 and 1991 ratios include cash conserved under the Payment Moratorium.
N/M  -  Not meaningful.

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following contains information regarding the Company's continuing and discontinued operations during 1994 compared with 1993 and 1993 compared with 1992 and changes in liquidity and capital resources of the Company during 1994. Also, management's expectations of identifiable material trends are discussed herein.

 OVERVIEW

     In December 1992, the Company consummated a comprehensive Financial Restructuring of obligations to certain creditors and reclassified its preferred stock into common stock. The Financial Restructuring was concluded following nearly two years of negotiations with various creditors including, but not limited to, bank lenders and lease participants. The Company initiated the Financial Restructuring because it projected that it might have insufficient liquidity to meet its cash obligations by the end of the first quarter of 1991. A payment moratorium on certain of the Company's debt, lease, coal and rail obligations during part of the period of negotiations provided cash flow sufficient to meet the Company's other obligations.

     The Company believes that the Financial Restructuring provides the Company the opportunity to return gradually to long-term financial viability. However, the Financial Restructuring itself is not sufficient to assure the Company's long-term financial viability.

     The Company's capital structure remains highly leveraged and the Company's financial prospects and cash flows remain subject to significant economic, regulatory and other uncertainties, some which are beyond the Company's control. These uncertainties include the degree of utilization of capacity through either retail electric service or wholesale sales and the extent to which the Company can alter operations and reduce costs in response to unanticipated economic downturns or industry changes due to continued high financial and operating leverage. The Company's ability to recover the costs of serving retail customers is dependent upon pricing of the Company's services, which requires ACC approval, and the level of sales to such customers. The Company anticipates continued growth in sales over the next five years primarily as a result of anticipated population and economic growth in the Tucson area. However, a number of factors such as changes in economic conditions and the increasingly competitive electric markets, could affect the Company's levels of sales.

     Increased revenues, including increases for the recovery of plant and operating costs associated with the remaining 37.5% of Springerville Unit 2, which is not currently included in rate base, may be required in order for the Company to maintain its existing level of liquidity over the longer term as obligations become due. See Item 1., Business, Rates and Regulation, 1994 Rate Order. Also, see Notes 2 and 7 of Notes to Consolidated Financial Statements, 1994 Rate Order and Commitments and Contingencies, respectively. The level of cash flow from wholesale sales is affected generally by factors affecting the market for such sales, including the availability of capacity and energy in the western United States with pricing and procurement processes influenced by the ongoing review of bulk power markets by FERC and the various state public utility commissions. In addition, because the Company has a significant amount of variable rate debt, the Company's future cash flows are also affected by the level of interest rates. See Liquidity and Capital Resources, Cash Flows below.

     If the Company is unable to make sales at prices adequate to recover its costs or if for other reasons the Company fails to maintain or improve its cash flows, the Company's ability to meet its obligations may be jeopardized. The Company has approximately $1.1 billion of long-term debt maturing, including approximately $774 million in reimbursement agreements relating to letters of credit which expire, during the 1997-2001 period. See Consolidated Statements of Capitalization and Note 6 of Notes to Consolidated Financial Statements. The Company intends to pay or refinance maturing bonds and bank loans and to replace or extend such reimbursement agreements. There can be no assurance, however, that the Company will be able to pay such debt or replace or extend such reimbursement agreements.

     In addition, the Company's ability to raise capital (through either public or private financings) is limited. The Company's ability to obtain debt financing will be limited by reason of limited free cash flow available to meet additional interest expense and due to the restrictive covenants contained in its obligations to creditors. Further, if the Company is required to refinance its debt obligations in order to repay them when due, such refinancing may be made on terms which are adverse to the Company. Access to equity capital may be limited because of the Company's likely limited future profitability and its inability to pay dividends for the foreseeable future. See Dividends below.

     During the next twelve months, the Company does not expect any need to obtain new debt financing to fund continuing operating activities and construction expenditures. The Company instead will rely on internal cash flows, existing cash balances and, if necessary, borrowings under the Renewable Term Loan and/or a revolving credit line provided under the MRA. The Company's cash balance, excluding the cash of the investment subsidiaries, but including cash equivalents, at December 31, 1994, was approximately $233 million. Cash balances are invested in investment grade, money-market securities with an emphasis on preserving the principal amount invested.

     In 1993 and 1992, the Company's results from continuing operations were affected by certain unusual and infrequent adjustments and accruals. The table below shows the Company's income or losses from continuing operations and income/loss from continuing operations per average share of Common Stock had such unusual and infrequent adjustments and accruals not been recorded.

                                                                December 31,
                                                    1994       1993      1992
                                                     - Thousands of Dollars -

     Income (Loss) From Continuing Operations     $20,740   $(21,816)  $(79,022)
                                                  -------   --------   --------
     Regulatory Disallowances and Adjustments-Net       -     13,177          -
     Financial Restructuring Costs                      -      1,498     29,511
     Loss on Financial Restructuring                    -          -     26,669
     SCECorp/SCE Litigation Settlement                  -          -    (40,000)
                                                  -------   --------   --------
     Total Adjustments to Income (Loss)
       From Continuing Operations                       -     14,675     16,180
                                                  -------   --------   --------
     Adjusted Income (Loss) From Continuing
       Operations                                 $20,740   $ (7,141)  $(62,842)
                                                  =======   ========   ========

     Adjusted Income (Loss) From Continuing
       Operations Per Average Share
         of Common Stock                            $0.13     $(0.04)    $(1.97)
                                                    =====     ======     ======

 PROPOSED HOLDING COMPANY

     The Company intends to establish in early 1996 a new corporate structure in which the Company will be a subsidiary of a new holding company, UniSource Energy Corporation (UniSource). The Company proposes to establish a holding company structure because the Company believes that it is in the best interests of its shareholders for the Company to participate in various segments of the evolving and expanding electric energy business. The Company believes that such participation would be enhanced by the holding company structure, a commonly used structure in the electric and other industries, to conduct different lines of business.

     Approval of a holding company structure will require the affirmative vote of holders of shares of common stock representing not less than a majority of all votes entitled to be cast by all holders of shares of common stock. In addition to shareholder approval, consummation of the holding company plan is predicated upon receiving approval from the ACC and FERC. The Company will also seek a "no action" position from the Staff of the SEC under the Public Utility Holding Company Act of 1935, as amended, or, in the alternative, will seek approval of the SEC under such Act. The Company is in the process of obtaining such approvals.

     If approved by the requisite vote of the Company shareholders and if required regulatory approvals are satisfactorily obtained, the outstanding shares of the Company common stock would be exchanged, on a share-for-share basis, for shares of UniSource. As a result, the holders of the Company common stock will become the owners of UniSource common stock, and UniSource will become the owner of the Company common stock.

     During the second quarter of 1995, the Company intends to provide a proxy statement-prospectus to all shareholders which will set forth in detail the holding company structure, the plan of the share exchange and a shareholder meeting date. Accompanying the proxy statement-prospectus will be a form of proxy solicited on behalf of the Board of Directors of the Company.






 RESULTS OF OPERATIONS

   RESULTS OF UTILITY OPERATIONS

      SALES AND REVENUES

     Revenues from sales to retail customers increased 9.0% in 1994 compared with 1993 and 2.1% in 1993 compared with 1992. The table below identifies the components of the increases in 1994 and 1993.

                                                1994     1993
                                           - Millions of Dollars -

               Price Change                     $17      $(3)
               Consumption Change                15        3
               Customer Growth                   15       12
                                                ---      ---
               Increase in Retail Revenues      $47      $12
                                                ===      ===

     The revenue increase in 1994 resulted from greater kWh sales due to continued growth in the average number of retail customers, increase in usage due to warmer than normal temperatures, and increased prices as a result of the 1994 Rate Order. There were 289,697 electric customers on average during 1994, an increase of 2.9% over 1993. Based on billed cooling degree days, a commonly used measure in the electric industry, that are calculated by subtracting 75 degrees from the daily average of the high and low temperatures, the Tucson area registered a 26% increase in such cooling degree days in 1994 over 1993, and a 33% increase in such cooling degree days in 1994 over the 10 year average from 1984 to 1993. The 1993 revenue decrease due to change in price, shown in the table above, resulted from lower rates charged under a renegotiated contract with one of the Company's mining customers.

     Amortization of the MSR Option Gain Regulatory Liability increased in 1994 compared with 1993 as a result of the 1991 Rate Order which set the non-cash operating revenue for the amortization of the regulatory liability for the MSR option gain at $6 million for 1992 and 1993, $20 million in 1994, 1995 and 1996, and $8 million in 1997 at which point the MSR Option Gain will be fully amortized. See Note 1 of Notes to Consolidated Financial Statements, Nature of Operations and Summary of Significant Accounting Policies.

     In 1994, revenues from Other Utilities increased 7.2% over 1993 as a result of a 13% increase in revenues from firm sales of energy, offset by a 4% decrease in revenues from economy sales. Revenues from Other Utilities increased 33% in 1993 compared with 1992 primarily due to a 56% increase in revenues from firm sales of energy and a 12% increase in the average revenue per kWh sold on a non-firm basis. In 1994, firm sales accounted for 37% of sales to Other Utilities and 58% of revenues from Other Utilities. In 1993, firm sales accounted for 33% of sales to Other Utilities and 56% of revenues from Other Utilities. The Company's ability to market available capacity and energy in the future, at levels comparable with 1994, may be limited due to lower prevailing prices and other market conditions.

      OPERATING EXPENSES

     As a result of the Financial Restructuring, the Company's Irvington Lease, Valencia Leases and the Springerville Common Facilities Leases were reclassified from operating leases to capital lease obligations. The effect of this reclassification significantly increased recorded assets and liabilities relating to these leases and resulted in the reallocations of the lease expenses relating to the Irvington and Springerville Common Facilities Leases from Other Operations expense to Capital Lease Expense. The Valencia Leases expense continues to be expensed as a component of Fuel expense. In addition, as part of the Financial Restructuring, the Company became the direct lessee under the Springerville Unit 1 Leases which is also stated as a capital lease obligation. The assumption of the Springerville Unit 1 Leases and the termination of the Restated Century Purchase Contract increased assets and liabilities relating to capital leases and, for periods subsequent to the Financial Restructuring, result in the recognition of certain expenses, which were previously included in Purchased Power-Demand expense, as Capital Lease Expense and various other operating expenses.

     Fuel expenses increased 6.4% in 1994 over 1993 as a result of the fourth quarter 1994 reallocation of a reserve for sales tax disputes from Taxes Other than Income Taxes. See Note 7 of Notes to Consolidated Financial Statements, Commitments and Contingencies, Tax Assessments. Aggregate fuel expense increased 48.6% in 1993 compared with 1992 due to greater generation to accommodate increased sales to Other Utilities and Retail Customers and fuel expenses from Springerville Unit 1, which were previously accounted for as Purchased Power-Energy. Average cost per kWh of fuel and its transportation only were 1.79 cents in 1994 and 1.76 cents in 1993. Following the Financial Restructuring, the Company no longer makes purchases under the Restated Century Purchase Contract, which was terminated, but purchases fuel directly from Valencia. Increased generation requirements were met primarily through increased generation at Springerville Unit 1.

     Purchased Power-Energy increased in 1994 over 1993 as a result of greater kWh requirements to provide for increased sales. Purchased Power-Energy expense decreased in 1993 compared with 1992 as a result of the termination of the Restated Century Purchase Contract and the change in the status of Springerville Unit 1 described above.

     Purchased Power-Demand expense decreased in 1993 compared with 1992 due to the termination of the Restated Century Purchase Contract.

     The increase in Capital Lease Expense in 1993 compared with 1992 reflects the reclassification of the Irvington Lease and Springerville Common Facilities Leases to capital lease obligations and the assumption of the Springerville Unit 1 Leases.

     Amortization of Springerville Unit 1 Allowance, a non-cash item, decreased in 1994 compared with 1993 due to lower projected operation and maintenance expenses included in the calculation of the Springerville Unit 1 Allowance. The Springerville Unit 1 Allowance was originally calculated by projecting the yearly costs associated with Springerville Unit 1 over the remaining life of the Springerville Unit 1 Leases and taking the present value of the difference between such costs and the ACC allowed level of recovery. Such costs are then recognized in each period along with a corresponding interest accrual and amortization of the allowance as a credit to operating expenses. The interest accrual is included in the Consolidated Statements of Income (Loss) as
Regulatory Interest.   Amortization of Springerville Unit 1 Allowance, a non-
cash credit originally resulting from the write-off of the portion of Springerville Unit 1 demand charges under the Restated Century Purchase Contract in excess of the $15 per kW per month allowed by the ACC, increased in 1993 compared with 1992 due to increased Springerville Unit 1 Leases expense. As a result of the assumption of the Springerville Unit 1 Leases, the Company's levelized amortization of lease expenses is based on rents over the full primary term of the leases rather than through 2001, the date utilized when the rents were paid by Century and passed through under the Restated Century Purchase Contract. See Note 1 of Notes to Consolidated Financial Statements, Nature of Operations and Summary of Significant Accounting Policies.

     Other Operations expense increased in 1994 compared with 1993 as a result of the accrual of increased employee expenses related to compensation and pension benefits. Other Operations expense decreased in 1993 compared with 1992 primarily due to the reclassification of the Irvington Lease and the Springerville Common Facilities Leases expenses to Capital Lease Expense.

     Maintenance and Repairs expense was higher in 1993 compared with 1992 because of the change in the status of Springerville Unit 1 described above.

     Depreciation and Amortization increased in 1994 over 1993 as a result of the amortization of 62.5% of the Springerville Unit 2 rate synchronization deferral costs over 3 years (beginning in January 1994) pursuant to the 1994 Rate Order. Depreciation expense increased in 1993 compared with 1992 primarily reflecting various additions to plant and equipment and a one-time adjustment decreasing depreciation expense mandated by FERC which was recorded in the second quarter of 1992.

     Taxes Other than Income Taxes decreased in 1994 compared with 1993 as a result of the fourth quarter 1994 reallocation of a reserve for sales tax disputes to Fuel. See Note 7 of Notes to Consolidated Financial Statements, Commitments and Contingencies, Tax Assessments. The increase in Taxes Other than Income Taxes in 1993 compared with 1992 reflects that property tax expense related to the Company's assumption of the Springerville Unit 1 Leases, which expense previously had been part of demand charges paid under the Restated Century Purchase Contract and included in Purchased Power-Demand is currently recorded as Taxes Other than Income Taxes.

     Financial Restructuring costs decreased in 1993 compared with 1992 as a result of the completion of the Financial Restructuring in December 1992.

   OTHER INCOME (DEDUCTIONS)

     Regulatory Disallowances and Adjustments in 1993 reflect primarily the write-off of Springerville Unit 2 deferred expenses mandated by the 1994 Rate Order.

     Deferred Springerville Unit 2 Carrying Costs decreased in 1994 compared with 1993 as a result of the incorporation into rate base of 62.5% of Springerville Unit 2.

     The Loss on Financial Restructuring in 1992 was based on, among other things, the excess of the fair value of the Common Stock and Warrants issued, at values of $2.33 per share and $0.82 per warrant, respectively, compared to the amount of plant, materials and supplies inventories received by the Company from Century and accrued rent under the Springerville Unit 1 Leases, reflected on the Company's financial statements as of December 15, 1992 as demand charges payable to Century. In addition, the Company reversed a reserve of approximately $9 million due to the dismissal of related regulatory matters as a part of the Financial Restructuring. The restructuring of Bank obligations gave rise to a deferred gain of $21 million, which is being amortized as a reduction of interest expense over an eight-year period. See Note 3 of Notes to Consolidated Financial Statements, 1992 Consummation of the Financial Restructuring.

     Litigation Settlement income in 1993 decreased compared with 1992 due to the settlement of litigation against SCE in the third quarter of 1992. See Item 1., Business, SCE/TEP Power Exchange Agreement.

     Other Income increased in 1994 compared with 1993 due to greater interest earned on cash and cash equivalents. Other Income decreased in 1993 compared with 1992 due to the collection in 1992 of approximately $8 million in interest income on a Federal income tax refund.

   INTEREST EXPENSE

     Interest expense on Long-Term Debt-Net increased in 1994 compared with 1993 as a result of slightly higher interest rates. Interest expense on Long-Term Debt-Net decreased in 1993 compared with 1992 due to the prepayment of $68 million of long-term debt combined with significantly lower interest rates on the Company's obligations in the first quarter of 1993 compared with interest rates during the same period of 1992. The lower rates reflect primarily the elimination of default rates on such obligations in 1993 as a result of the Financial Restructuring (discussed below), and in part, lower market rates. The effect of lower rates was partly offset by the reclassification of previously outstanding short-term debt into the Term Loan which is classified as Long-Term Debt.

     In the first quarter of 1992, the Payment Moratorium was in effect on most obligations of the Company. Therefore, the Company accrued interest on such obligations at default rates, which were substantially higher than market rates. Interest at default rates was accrued on approximately $900 million of bank credit obligations including approximately $650 million of reimbursement obligations related to LOCs that provide credit support for variable-rate tax-exempt bond issues. The irrevocable LOCs were fully drawn through the first quarter of 1992. In March 1992, such issues were remarketed and the proceeds were used to pay reimbursement obligations for the drawn LOCs and interest was no longer accrued at default rates.

     There was no interest expense on Short-Term Debt in 1994 and 1993 as a result of the reclassification of previously outstanding short-term debt into the Term Loan which is classified as Long-Term Debt.

     Interest Expense - Other decreased in 1994 compared with 1993 due to an accrual in 1993 for interest on contested tax payments and litigation settlement. Interest Expense - Other increased in 1993 compared with 1992 primarily due to the reinstatement of LOC fees and remarketing fees related to the remarketing of the tax exempt bonds supported by the LOCs. LOC fees and remarketing fees were not paid for part of 1992 because the LOCs were drawn and the IDBs were held by the banks.

   RESULTS OF DISCONTINUED OPERATIONS

     See Note 5 of Notes to Consolidated Financial Statements.

 ACCOUNTING FOR THE EFFECTS OF REGULATION

     The Company prepares its financial statements in accordance with the provisions of FAS 71. This statement requires a cost-based rate-regulated utility to reflect the effect of regulatory decisions in its financial statements. In certain circumstances, FAS 71 requires that certain costs and/or obligations be reflected in a deferral account in the balance sheet and not be reflected in the statement of income or loss until matching revenues are recognized. Therefore, the Company's Consolidated Balance Sheets at December 31, 1994 and 1993 contain certain line items solely as a result of the application of FAS 71. In addition, a number of line items in the Company's Consolidated Statements of Income (Loss) for the years ended December 31, 1994, 1993 and 1992 also reflect the application of FAS 71. See Note 1 of Notes to Consolidated Financial Statements, Nature of Operations and Summary of Significant Accounting Policies, Accounting for the Effects of Regulation.

     If, at some point in the future, the Company determines that all or a portion of the Company's regulated operations no longer meet the criteria for continued application of FAS 71, the Company would be required to adopt the provisions of FAS 101 for that portion of the operations for which FAS 71 no longer applied. Adoption of FAS 101 would require the Company to write off its regulatory assets and liabilities as of the date of adoption of FAS 101 and would preclude the future deferral in the balance sheet of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future. Based on the balances of the Company's regulatory assets and liabilities as of December 31, 1994, the Company estimates that future adoption of FAS 101 for all of the Company's regulated operations would result in an extraordinary loss of $142 million, which includes a reduction for the related deferred income taxes. The Company's cash flows would not be affected by the adoption of FAS 101.

 DIVIDENDS

     The Company does not expect to be able to pay cash dividends on its Common Stock for the foreseeable future. The Company is currently precluded by State statute and restrictive covenants in certain debt agreements from declaring or paying dividends. No dividends on Common Stock have been declared or paid since 1989.

     Under current applicable provisions of the Arizona General Corporation Law, the Company is permitted to declare and pay dividends on its shares in cash, property, or its own shares, only out of unreserved and unrestricted earned surplus or out of the unreserved and unrestricted net earnings of the current fiscal year and the immediately preceding fiscal year taken as a single period, except that the Company may not declare or pay dividends when the Company is insolvent (unable to pay its debts as they become due in the ordinary course of business) or when the payment of the dividend would render the Company insolvent, or when the declaration or payment of the dividend would be contrary to any restriction contained in the Articles.

     At December 31, 1994, the Company had no earned surplus (its accumulated deficit on that date was $681 million), and the Company had no net earnings for the two fiscal years then ended taken together. Also, the Company expects to have no earned surplus and limited net earnings and cash flow for several years.

     Under applicable provisions of amendments to the Arizona General Corporation Law, which will be effective in 1996, a company will be permitted to make distributions to shareholders unless, after giving effect to such distribution, either (i) the company would not be able to pay its debts as they come due in the usual course of business, or (ii) the company's total assets would be less than the sum of its total liabilities plus the amount necessary to satisfy any liquidation preferences of shareholders with preferential rights.
As of December 31, 1994, the Company's common stock deficit was $42 million.

     Although the Company expects to meet the requirements under the amended corporation law for making distributions to shareholders within several years, restrictive covenants in certain existing debt agreements may continue to preclude the Company from declaring or paying dividends.

     The General First Mortgage contains covenants, applicable so long as certain series of First Mortgage Bonds (aggregating $194 million in principal amount) are outstanding, which restrict the payment of dividends on Common Stock if certain cash flow coverage and retained earnings tests are not met. The retained earnings test will prevent the Company from paying dividends on its Common Stock until such time as the Company has positive retained earnings rather than an accumulated deficit. Such covenants will remain in effect until the First Mortgage Bonds of such series have been paid or redeemed. The latest maturity of such First Mortgage Bonds is in 2003. The MRA includes a similar dividend restriction based on retained earnings.

 LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

     The Company's cash and cash equivalents, including such amounts held by the Company's investment subsidiaries, increased $86 million or 53%, over the 1993 year end balance of $162 million, to the 1994 year end balance of $248 million.

     Receipts from retail customers increased $55 million over 1993 reflecting the sales and customers growth discussed above. Cash expenditures for continuing operating activities increased, in aggregate, $10 million, due primarily to increased sales levels. As a result, Net Cash Flow - Continuing Operating Activities increased 61% to $144 million for 1994.

     Construction expenditures, primarily for expansion and reinforcement of the Company's transmission and distribution systems, increased $14 million over 1993 levels. In addition, the Company continued reducing its debt and lease obligations by retiring $37 million of such obligations in 1994.

     During 1995, the Company expects to generate sufficient internal cash flows to fund its continuing operating activities and construction expenditures provided short-term interest rates remain near current levels and revenues from wholesale sales are similar to last year. An increase in short-term interest rates of 100 basis points (1%) would result in an approximate $10 million increase in interest expense. If 1994 cash flows fall short of expectations, the Company would expect to use its cash balances or its Renewable Term Loan and/or a revolving credit line provided under the MRA to meet operating and capital requirements.

     The Company's cash balance including cash equivalents at March 7, 1995 was approximately $185 million (including the cash and cash equivalents of the investment subsidiaries). Cash balances are invested in investment grade, money-market securities with an emphasis on preserving the principal amounts invested.

   FINANCING DEVELOPMENTS

     On December 30, 1994, the Company purchased and cancelled $17.25 million principal amount of its First Mortgage Bonds 12.22% Series due June 1, 2000. The payment was made to fulfill the Company's requirement under the MRA to utilize Extraordinary Cash to reduce outstanding indebtedness. The Extraordinary Cash was generated from cash dividends paid to the Company by the investment subsidiaries. See Restrictive Covenants, Prepayments.

     On March 7, 1995, the Company and its banks completed the Sixth Amendment to the MRA which eased certain debt prepayment restrictions and modified the Term Loan to allow reborrowing of amounts which will have been previously prepaid (Renewable Term Loan). The amendment will allow the Company to better manage its cash position and reduce capital costs while maintaining liquidity.

     Prior to the amendment the Company was not permitted to prepay non-MRA debt except to the extent that Excess Cash and Extraordinary Cash were generated, see Restrictive Covenants, Prepayments below for the description of such terms. The amendment, now in effect, renders the Excess Cash and Extraordinary Cash provisions inapplicable and allows the Company to optionally prepay outstanding debt of the Company provided certain conditions are met. Such conditions include that $1 of principal outstanding under the Renewable Term Loan is permanently prepaid, and the commitment therefore terminated, for every $2 used to permanently prepay other debt such as First Mortgage Bonds. The Renewable Term Loan allows the Company to reborrow amounts paid down to the extent of the remaining outstanding loan commitment. The commitment fee on the Renewable Term Loan will be 0.5% of the unused portion of such commitment.

     As a condition to the amendment becoming effective, the Company permanently prepaid $19.3 million of the Term Loan reducing the outstanding balance from $193.4 million to approximately $174 million. Thus, the initial commitment and outstanding balance of the Renewable Term Loan was approximately $174 million.

   SHORT-TERM CREDIT FACILITIES

      REVOLVING CREDIT

     The Banks provided as part of the MRA a $50 million Revolving Credit for working capital purposes. The Revolving Credit has a termination and maturity date of December 31, 1999, and bears interest at a variable rate based upon, at the option of the Company, either (i) prime rate or (ii) an adjusted eurodollar rate plus a percentage ranging from 0.75% during 1994, gradually increasing to 2% by 1998 and thereafter. The Company is required to repay loans under the Revolving Credit in full for at least 30 consecutive days in each twelve-month period prior to November 30 of each year. The annual commitment fee for the Revolving Credit equals 0.5% of the unused portion. The Revolving Credit is secured and contains restrictive covenants. See Restrictive Covenants below.

     As of December 31, 1994 the Company had not borrowed any funds under the $50 million Revolving Credit.

      OTHER

     The balances of $12 million, $12 million and $18 million of short-term debt of the investment subsidiaries as of December 31, 1994, 1993 and 1992, respectively, were associated with wholly-owned subsidiaries indirectly owned by SRI and, therefore, such debt is reflected in net assets of discontinued operations. Such debt is without recourse to SRI or the Company. Approximately $220 million of utility and utility-related short-term debt was restructured upon the Closing and reclassified as long-term debt.



 RESTRICTIVE COVENANTS

  GENERAL FIRST MORTGAGE COVENANTS

     The Company's General First Mortgage places limits on the amount of additional First Mortgage Bonds which can be issued. Under the General First Mortgage, the Company may issue additional First Mortgage Bonds (a) to the extent of 60% of net additions to utility property if net earnings, as defined therein, for a specified period of 12 consecutive calendar months out of the 15 calendar months preceding the date of issuance are at least two (2.0) times the annual interest requirements on all First Mortgage Bonds to be outstanding and
(b) to the extent of the principal amount of retired bonds. The net earnings test specified in clause (a) above generally need not be satisfied prior to the issuance of bonds in accordance with clause (b) above unless (x) (i) the new bonds are issued within one year after the issuance of, or more than two years prior to the stated maturity of, the retired bonds and (ii) the new bonds bear a greater rate of interest than the retired bonds or (y) the new bonds are issued in respect of retired bonds the interest charges on which have been excluded from any net earnings certificate filed with the indenture trustee since the retirement of such bonds. At December 31, 1994, the Company had the ability to issue approximately $152 million of new First Mortgage Bonds on the basis of property additions, as described above, and, in addition, the Company had the ability to issue approximately $74 million of new First Mortgage Bonds on the basis of retired bonds. However, issuance of such amounts may be limited by MRA covenants. See Additional Restrictive Covenants below.

     See Dividends above for discussion of restrictions on the payment of Common Stock dividends under the General First Mortgage.

  GENERAL SECOND MORTGAGE COVENANTS

     The General Second Mortgage establishes a second mortgage lien on and security interest in substantially all of the utility assets of the Company, subordinate only to the first mortgage lien and security interest. At December 31, 1994, $50 million of such General Second Mortgage bonds had been issued and provided to the Banks as collateral for the Revolving Credit and, subsequent to January 2, 1997, subject to certain conditions, the Renewable Term Loan and the Replacement Reimbursement Agreement.

     The Company's General Second Mortgage allows the issuance of additional Second Mortgage Bonds under certain circumstances. The Company may issue additional Second Mortgage Bonds (a) to the extent of 70% of net additions to utility property if net earnings as defined therein, for a specified period of 12 consecutive calendar months within the 16 calendar months preceding the date of issuance are at least one and three-quarter (1-3/4) times the annual interest requirements on all First Mortgage Bonds and Second Mortgage Bonds to be outstanding and (b) to the extent of the principal amount of retired Second Mortgage Bonds and First Mortgage Bonds. Issuance of Second Mortgage Bonds on the basis of an amount of retired First Mortgage Bonds reduces by the same amount of First Mortgage Bonds which could be issued under the General First Mortgage on the basis of retired bonds. The net earnings test specified in clause (a) above generally need not be satisfied prior to the issuance of bonds in accordance with clause (b) above unless (x) (i) the new bonds are issued within one year after the issuance of, or more than two years prior to the stated maturity of, the retired bonds and (ii) the new bonds bear a greater rate of interest than the retired bonds or (y) the new bonds are issued in respect of retired bonds the interest charges on which have been excluded from any net earnings certificate filed with the indenture trustee since the retirement of such bonds. At December 31, 1994, the amount of net additions and retired bonds would permit (and the net earnings test would not prohibit) the issuance of $455 million aggregate principal amount of new Second Mortgage Bonds (at an assumed interest rate of 12% per annum). The issuance of such amount of Second Mortgage Bonds assumes that the $226 million of First Mortgage Bonds available to be issued at December 31, 1994 would be issued first at a rate of 11%. However, issuance of such amounts may be limited by MRA covenants. See Additional Restrictive Covenants below.

  PREPAYMENTS

     Prior to the Sixth Amendment to the MRA becoming effective on March 7, 1995, see Financing Developments above, certain prepayments of indebtedness were required. The required prepayment equaled the Company's adjusted operating income, as defined in the MRA, less certain capital expenditures and charges, for the preceding twelve-month period as of June 30 of each year; provided, however, that the prepayment amount (Excess Cash) was limited to the excess (if any) over $25 million of (i) the Company's cash balance, including cash equivalents, as of each June 30 plus (ii) the cumulative amount of all dividends, if any, paid on Common Stock from December 15, 1992 to such June 30. The Company was required to apply the Excess Cash to the prepayment of indebtedness. For the period ended June 30, 1994, the Company had $31 million which constituted Excess Cash. The Company had no such Excess Cash for the period ended June 30, 1993.

     The Company was also required to apply other funds as defined in the MRA (Extraordinary Cash) to the prepayment of its indebtedness. Extraordinary Cash included the net proceeds from the issuance of equity and certain debt securities of the Company or any subsidiary; provided, however, that upon prepayment of the Term Loan in a principal amount of $50 million, Extraordinary Cash did not include proceeds from the issuance of equity securities, and included only 50% of the proceeds from the issuance of debt securities. Extraordinary Cash also included all cash dividends received by the Company from its investment subsidiaries, TRI and SRI, or any subsidiary thereof. In 1993 and 1994, the Company received cash dividends of $6 million and $50 million, respectively, from TRI which constituted Extraordinary Cash.

     In April 1993, the MRA lenders waived, to the extent of $68 million, as consideration for certain prepayments, the requirement that the Company use Excess Cash and Extraordinary Cash to prepay debt as described above.
Therefore, no mandatory prepayments were made during 1993 as a result of such prepayment provisions and although $81 million of excess cash and extraordinary cash was generated in 1994 ($87 million for 1993 and 1994 combined), the Company was required to prepay only $19 million of indebtedness in 1994. See Financing Developments above.

  ADDITIONAL RESTRICTIVE COVENANTS

     In addition to the prepayment provisions described above, the MRA contains a number of restrictive covenants including, but not limited to, covenants limiting, with certain exceptions, (i) the incurrence of additional indebtedness, including lease obligations, or the prepayment of existing indebtedness, or the guarantee of any such indebtedness, (ii) the incurrence of liens, (iii) the sale of assets or the merger with or into any other entity,
(iv) the declaration or payment of dividends on Common Stock or any other class of capital stock, (v) the making of capital expenditures beyond those contemplated in the Company's 1992 ten-year capital budget, and (vi) the Company's ability to enter into sale-leaseback arrangements, operating lease arrangements and coal and railroad arrangements. All of these restrictive covenants described above, other than (i), (iv) and (vi), will be in effect until at least December 1997. The covenants described in (i), (iv) and (vi) will cease to be binding on the Company when both the Renewable Term Loan and the Revolving Credit are paid in full and commitments thereunder terminate and the Company's senior long-term debt is rated at least investment grade. In addition, the Company is required pursuant to the MRA to maintain an interest coverage ratio of (a) operating cash flows plus interest paid to (b) interest paid, through the year 2003, ranging from 1.2 to 1 in 1994 and gradually increasing to 2 to 1 in 2000 continuing through the year 2003. For the year ended December 31, 1994, the Company's MRA interest coverage ratio was 2.98 to
1. With respect to dividends, the MRA incorporates, until the Renewable Term Loan and the Revolving Credit are paid in full and commitments thereunder terminate, a restrictive covenant similar to that currently in the General First Mortgage which limits the Company's ability to pay dividends on Common Stock until it has positive retained earnings (through future earnings or otherwise) rather than an accumulated deficit (such accumulated deficit was $681 million at December 31, 1994). The Company does not anticipate being able to satisfy the test of this and other dividend restrictions (see Dividends above) and therefore, does not anticipate being permitted to pay cash dividends on its Common Stock for the foreseeable future.

 CONSTRUCTION EXPENDITURES

     Estimated construction expenditures of the Company, including AFDC, for the five years 1995 through 1999, respectively, are $74 million, $67 million, $81 million, $85 million and $62 million. These amounts include the following: $190 million for transmission and distribution facilities in the Tucson area; $44 million for expenditures which are necessary to upgrade pollution control facilities at Navajo (see Item 1., Business, Environmental Matters, Navajo Generating Station); and $135 million for modifications to existing production facilities. These estimated construction expenditures include costs to comply with current federal and state environmental regulations. All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may vary from these estimates due to factors such as changes in business conditions, construction schedules and environmental requirements. Due to the limitation on the Company's ability to issue debt or equity capital and to apply such proceeds, if any, to capital requirements, the Company must finance these construction expenditures with internally generated funds and/or reductions of its cash and short-term investments. In the event that funds from such sources are unavailable, the Company would be unable to expend the amounts shown above.

     Also, see Note 6 of Notes to Consolidated Financial Statements, Long and Short-Term Debt and Capital Lease Obligations.

ITEM 8. - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Item 14, page 57, for a list of the Consolidated Financial Statements which are included in the following pages. See Note 11 of Notes to Consolidated Financial Statements.


INDEPENDENT AUDITORS' REPORT

TUCSON ELECTRIC POWER COMPANY

We have audited the accompanying consolidated balance sheets and statements of capitalization of Tucson Electric Power Company and subsidiaries (the Company) as of December 31, 1994 and 1993, and the related consolidated statements of income (loss), cash flows, and changes in stockholders' equity (deficit) for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the timing of the recovery of the costs associated with 37.5% of Springerville Unit 2 cannot presently be determined because the Company has not yet received rate relief for such costs.




DELOITTE & TOUCHE LLP

Tucson, Arizona
January 31, 1995
(March 7, 1995 as to Note 6)


CONSOLIDATED STATEMENTS OF INCOME (LOSS)    For the Years Ended December 31,
                                             1994        1993       1992
                                               - Thousands of Dollars -
Operating Revenues
 Retail Customers                        $ 571,433   $ 524,813   $ 514,014
 Amortization of MSR Option Gain
  Regulatory Liability                      20,053       6,053       6,053
 Other Utilities                            99,987      93,273      70,026
                                         ----------  ----------  ----------
    Total Operating Revenues               691,473     624,139     590,093
                                         ----------  ----------  ----------
Operating Expenses
 Fuel                                      209,889     197,323     132,775
 Purchased Power - Energy                   13,878       9,032      62,726
 Purchased Power - Demand                        -           -      88,288
 Deferred Fuel and Purchased Power           7,359      10,716       7,030
 Capital Lease Expense                      93,056      92,844      19,854
 Amortization of Springerville
  Unit 1 Allowance                         (26,204)    (33,398)    (31,228)
 Other Operations                          100,948      90,880      95,218
 Maintenance and Repairs                    42,122      42,300      34,386
 Depreciation and Amortization              89,905      74,184      69,445
 Taxes Other than Income Taxes              46,118      54,814      48,632
 Financial Restructuring Costs                   -       1,498      29,511
                                         ----------  ----------  ----------
    Total Operating Expenses               577,071     540,193     556,637
                                         ----------  ----------  ----------
      Operating Income                     114,402      83,946      33,456
                                         ----------  ----------  ----------
Other Income (Deductions)
 Regulatory Disallowances and Adjustments        -     (13,777)          -
 Deferred Springerville Unit 2 Carrying
  Costs                                      1,133       5,359       4,143
 Loss on Financial Restructuring                 -           -     (26,669)
 Litigation Settlement                           -           -      27,576
 Interest Income                             7,556       3,909       4,568
 Income Taxes                                4,820       5,186       5,654
 Other Income                                  489         805       7,744
                                         ----------  ----------  ----------
    Total Other Income (Deductions)         13,998       1,482      23,016
                                         ----------  ----------  ----------
Interest Expense
 Long-Term Debt - Net                       69,353      68,053      72,687
 Regulatory Interest                        32,280      31,303      29,781
 Short-Term Debt                                 -           -      26,311
 Other                                       7,118       8,604       7,770
 Allowance for Borrowed Funds Used
  During Construction                       (1,091)       (716)     (1,055)
                                         ----------  ----------  ----------
    Total Interest Expense                 107,660     107,244     135,494
                                         ----------  ----------  ----------
(continued on next page)







CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Continued)
                                          For the Years Ended December 31,
                                             1994        1993       1992
                                               - Thousands of Dollars -

Income (Loss) from Continuing Operations 20,740 (21,816) (79,022) Provision for Loss on Disposal of
  Discontinued Operations                        -      (4,000)    (44,047)
                                         ----------  ----------  ----------
Net Income (Loss)                        $  20,740   $ (25,816)  $(123,069)
                                         ==========  ==========  ==========
Average Shares of
 Common Stock Outstanding (000)            160,724     160,544      31,872
                                         ==========  ==========  ==========
Net Income (Loss) per Average Share
  Continuing Operations                  $    0.13   $   (0.14)  $   (2.48)
  Discontinued Operations                        -       (0.02)      (1.38)
                                         ----------  ----------  ----------
Total Net Income (Loss) per
 Average Share                           $    0.13   $   (0.16)  $   (3.86)
                                         ==========  ==========  ==========


See Notes to Consolidated Financial Statements.



































CONSOLIDATED BALANCE SHEETS

ASSETS
                                                         December 31,
                                                       1994        1993
                                                   - Thousands of Dollars -

Utility Plant
  Plant in Service                                  $2,053,123  $2,004,112
  Utility Plant Under Capital Leases                   893,064     894,508
  Construction Work in Progress                         40,870      33,568
                                                    ----------- -----------
    Total Utility Plant                              2,987,057   2,932,188
  Less Accumulated Depreciation and Amortization      (791,617)   (727,101)
  Less Accumulated Amortization of Capital Leases      (25,595)    (12,634)
  Less Allowance for Springerville Unit 1             (162,423)   (162,689)
                                                    ----------- -----------
    Total Utility Plant - Net                        2,007,422   2,029,764
                                                    ----------- -----------

Investments
  Net Assets of Discontinued Operations                  8,685      58,480
  Other Investments                                      4,307       4,370
                                                    ----------- -----------
    Total Investments                                   12,992      62,850
                                                    ----------- -----------

Current Assets
  Cash and Cash Equivalents                            233,300     139,817
  Accounts Receivable                                   66,332      65,212
  Materials and Fuel                                    36,109      36,312
  Deferred Income Tax - Current                         12,870       8,927
  Other                                                 10,719      10,538
                                                    ----------- -----------
    Total Current Assets                               359,330     260,806
                                                    ----------- -----------

Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        143,372     149,508
  Deferred Common Facility Costs                        65,843      68,383
  Deferred Springerville Unit 2 Costs                   54,983      67,543
  Deferred Lease Expense                                25,228      32,602
  Deferred Fuel and Purchased Power Expense              5,872      13,231
  Other Deferred Regulatory Assets                       9,362       8,165
Deferred Debits - Other                                 17,532      21,244
                                                    ----------- -----------
    Total Deferred Debits                              322,192     360,676
                                                    ----------- -----------
Total Assets                                        $2,701,936  $2,714,096
                                                    =========== ===========




See Notes to Consolidated Financial Statements.




CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND OTHER LIABILITIES
                                                         December 31,
                                                       1994        1993
                                                   - Thousands of Dollars -
Capitalization
  Common Stock Equity (Deficit)                     $  (42,233) $  (62,973)
  Capital Lease Obligations                            922,735     927,201
  Long-Term Debt                                     1,381,935   1,416,352
                                                    ----------- -----------
    Total Capitalization                             2,262,437   2,280,580
                                                    ----------- -----------

Current Liabilities
  Current Maturities of Long-Term Debt                  17,167       2,203
  Accounts Payable                                      39,777      40,190
  Interest Accrued                                      59,480      65,738
  Taxes Accrued                                         29,215      20,269
  Accrued Employee Expenses                             15,247       4,222
  Current Obligations Under Capital Leases              12,803      14,825
  Other                                                  6,624       6,389
                                                    ----------- -----------
    Total Current Liabilities                          180,313     153,836
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  MSR Option Gain Regulatory Liability                  41,214      54,924
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 24,368      29,279
  Accumulated Deferred Income Taxes                    166,684     168,833
  Other                                                 26,920      26,644
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       259,186     279,680
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,701,936  $2,714,096
                                                    =========== ===========














See Notes to Consolidated Financial Statements.







CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                          December 31,
                                                        1994        1993
COMMON STOCK EQUITY (DEFICIT)                       - Thousands of Dollars -
 Common Stock--No Par Value    1994         1993
                           -----------  -----------
  Shares Authorized        200,000,000  200,000,000
  Shares Outstanding       160,723,702  160,723,702 $  645,479  $  645,479
 Capital Stock Expense                                  (6,357)     (6,357)
 Accumulated Deficit                                  (681,355)   (702,095)
                                                    ----------- -----------
    Total Common Stock Equity (Deficit)                (42,233)    (62,973)
                                                    ----------- -----------
PREFERRED STOCK, No Par Value,
 1,000,000 Shares Authorized, None Outstanding               -           -

CAPITAL LEASE OBLIGATIONS
 Springerville Unit 1                                  458,092     449,984
 Springerville Common Facilities                       139,076     144,114
 Irvington Unit 4                                      143,407     143,909
 Valencia Coal Handling Facilities                     187,523     195,309
 Other Leases                                            7,440       8,710
                                                    ----------- -----------
   Total Capital Lease Obligations                     935,538     942,026
   Less Current Maturities                             (12,803)    (14,825)
                                                    ----------- -----------
    Total Long-Term Capital Lease Obligations          922,735     927,201
                                                    ----------- -----------
LONG-TERM DEBT                           Interest
 Issue                     Maturity        Rate
- -----------------------------------------------------
First Mortgage Bonds
  Corporate               1995 - 2009 4.55% to 12.22%  269,750     287,000

  Industrial Development  2005 - 2025 6.10% to 8.25%
   Revenue Bonds (IDBs)               and variable*    232,200     232,200

Loan Agreements (IDBs)    2003 - 2022 6.25% and
                                      variable*        703,600     704,555

Term Loan                 1997 - 1999 variable*        193,400     193,400

Promissory Note           1992 - 1995 8.00%                152       1,400
                                                    ----------- -----------
   Total Stated Principal Amount                     1,399,102   1,418,555
   Less Current Maturities                             (17,167)     (2,203)
                                                    ----------- -----------
    Total Long-Term Debt                             1,381,935   1,416,352
                                                    ----------- -----------
Total Capitalization                                $2,262,437  $2,280,580
                                                    =========== ===========
* Interest rates on variable rate tax-exempt (IDB) debt ranged from 1.50% to 5.75% during 1994 and 1993, and the average interest rate on such debt was 2.96% in 1994 and 2.65% in 1993. Interest rates on the Term Loan ranged from 3.63% to 6.69% in 1994 and 1993, and the average interest rate on such debt was 4.92% in 1994 and 4.03% in 1993.

   See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             For the Years Ended December 31,
                                                1994      1993      1992
                                               - Thousands of Dollars -
Cash Flows from Continuing Operating Activities
  Cash Receipts from Retail Customers         $611,917  $557,222  $546,801
  Cash Receipts from Other Utilities            99,198    91,799    68,775
  Purchased Power - Energy                     (15,829)   (9,610)   (7,896)
  Purchased Power - Demand                           -    (1,006)  (34,114)
  Fuel Costs Paid                             (171,301) (157,075) (139,146)
  Wages Paid, Net of Amounts Capitalized       (49,284)  (44,394)  (37,275)
  Payment of Other Operations and
   Maintenance Costs                           (78,808)  (91,924) (110,993)
  Capital Lease Interest Paid                  (82,511)  (81,932)        -
  Interest Paid, Net of
   Amounts Capitalized                         (72,556)  (70,316)  (91,531)
  Taxes Paid, Net of Amounts Capitalized      (104,498) (103,005)  (92,673)
  Litigation Settlements - Net                       -    (5,000)   35,000
  Lease Payments, Net of
   Amounts Capitalized                               -         -   (61,328)
  Interest Received                              7,288     4,652    11,588
  Federal Income Tax Refund Received                 -         -     1,440
  Other                                              -       (80)      (18)
                                              --------- --------- ---------
    Net Cash Flows -
     Continuing Operating Activities           143,616    89,331    88,630
                                              --------- --------- ---------
Net Cash Flows - Discontinued Operations        42,685     5,677    41,878
                                              --------- --------- ---------
Cash Flows from Capital Transactions
  Construction Expenditures                    (62,599)  (48,162)  (34,512)
  Other Investments                                103      (286)       58
                                              --------- --------- ---------
    Net Cash Flows - Capital Transactions      (62,496)  (48,448)  (34,454)
                                              --------- --------- ---------
Cash Flows from Financing Activities
  Proceeds from Long-Term Debt                       -    20,000    16,732
  Payments to Retire Long-Term Debt            (19,424)  (72,187)  (32,908)
  Payments to Retire Capital Lease Obligations (17,747)  (10,690)     (320)
  Other                                           (478)      862      (306)
                                              --------- --------- ---------
    Net Cash Flows - Financing Activities      (37,649)  (62,015)  (16,802)
                                              --------- --------- ---------
Net Increase (Decrease) in
 Cash and Cash Equivalents                      86,156   (15,455)   79,252
Cash and Cash Equivalents, Beginning of Year * 161,996   177,451    98,199
                                              --------- --------- ---------
Cash and Cash Equivalents, End of Year **     $248,152  $161,996  $177,451
                                              ========= ========= =========
* Beginning of year balance includes cash and cash equivalents from discontinued operations of $22,179,000 for 1994, $22,502,000 for 1993 and $11,856,000 for 1992.
** End of year balance includes cash and cash equivalents from discontinued operations of $14,852,000 for 1994, $22,179,000 for 1993 and $22,502,000
   for 1992.

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                  Premium
                                                    on    Capital Accumulated
                               Preferred  Common  Capital  Stock    Earnings
                                 Stock    Stock    Stock  Expense  (Deficit)
                               ----------------------------------------------
                                          - Thousands of Dollars -

Balances at December 31, 1991   $82,793  $357,782 $7,007  $(3,482) $(553,210)
1992 Net Loss                         -         -      -        -   (123,069)
1992 Issuances:  134,713,860
 Shares of Common Stock,
 including the reclassification
 of all Preferred Stock to
 Common Stock.  See Note 3.     (82,793)  286,645 (7,007)  (2,875)         -
                                -------- -------- ------- -------- ----------
Balances at December 31, 1992         -   644,427      -   (6,357)  (676,279)
1993 Net Loss                         -         -      -        -    (25,816)
1993 Sale of Treasury Stock:
 294,050 Shares of Common Stock       -     1,052      -        -          -
                                -------- -------- ------- -------- ----------
Balances at December 31, 1993         -   645,479      -   (6,357)  (702,095)
1994 Net Income                       -         -      -        -     20,740
                                -------- -------- ------- -------- ----------
Balances at December 31, 1994   $     -  $645,479 $    -  $(6,357) $(681,355)
                                ======== ======== ======= ======== ==========

See Note 6. Long-Term Debt - Additional Restrictive Covenants for discussion of restrictions on the Company's ability to pay dividends.

See Notes to Consolidated Financial Statements.



























NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ----------------------------------------------------------------------------

  NATURE OF OPERATIONS

     The Company is a public utility engaged in the business of generation, transmission, distribution and sale of electricity. The Company's retail service area encompasses 1,155 square miles in Pima and Cochise counties in Southern Arizona. The Company also engages in wholesale sales to other utilities in Arizona, California, Colorado, New Mexico, Oregon, Texas and Utah. Approximately 63% of the Company's work force is subject to a collective bargaining unit. The collective bargaining agreement in place at December 31, 1994 terminates on December 1, 1996.

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and three wholly-owned, utility-related subsidiaries on a consolidated basis. All significant intercompany balances and transactions have been eliminated in the consolidation. The results of operations, estimated net realizable value of net assets and cash flows of the Company's two investment subsidiaries have been classified as discontinued operations since June 30, 1990.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  REGULATION

     The Company's utility accounting practices and electricity rates are subject to regulation by the ACC and, in certain areas, by the FERC.

  ACCOUNTING FOR THE EFFECTS OF REGULATION

     The Company prepares its financial statements in accordance with the provisions of FAS 71. A regulated enterprise can prepare its financial statements in accordance with FAS 71 only if (i) the enterprise's rates for regulated services are established by or subject to approval by an independent third-party regulator, (ii) the regulated rates are designed to recover the enterprise's costs of providing the regulated services and (iii) in view of demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the enterprise's costs can be charged to and collected from customers. FAS 71 requires a cost-based, rate-regulated enterprise to reflect the impact of regulatory decisions in its financial statements. In certain circumstances, FAS 71 requires that certain costs and/or obligations (such as incurred costs not currently recovered through rates, but expected to be so recovered in the future) be reflected in a deferral account in the balance sheet and not be reflected in the statement of income or loss until matching revenues are recognized. It is the Company's policy to assess the recoverability of costs recognized as regulatory assets and the Company's ability to continue to account for its activities in accordance with FAS 71, based on each rate action and the criteria set forth in FAS 71.

     The Company's Consolidated Balance Sheets at December 31, 1994 and 1993 contain certain amounts solely as a result of the application of FAS 71:

                   Assets (Liabilities)                  1994        1993
                   --------------------                  -----       -----
                                                      - Millions of Dollars -

         Income Taxes Recoverable Through Future Rates   $143        $150
         Deferred Common Facility Costs                    66          68
         Deferred Springerville Unit 2 Costs               55          68
         Deferred Lease Expense                            25          33
         Deferred Fuel and Purchased Power Expense          6          13
         Other Deferred Charges                             9           8
         MSR Option Gain Regulatory Liability             (41)        (55)
         Deferred Investment Tax Credits                  (24)        (29)
         Other Deferred Credits                            (1)         (1)

     Regulatory assets are recorded based on prior rate orders issued by the ACC which provide a mechanism for recovery in regulated rates or historical rate treatment which provides evidence as to the probability of future rate recovery. The material regulatory assets listed above earn either a return on investment through inclusion in rate base or earn a set rate of interest stipulated by the ACC.

     A number of accounts in the Company's Consolidated Statements of Income
(Loss) for the three years in the period ended December 31, 1994 also reflect the application of FAS 71:

                   Income (Expense)                      1994  1993  1992
                   ----------------                      ----- ----- -----
                                                      - Millions of Dollars -
       Amortization of MSR Option Gain
         Regulatory Liability                            $ 20  $  6  $  6
       Amortization of Springerville Unit 2
         Rate Synchronization                             (14)    -     -
       Deferred Fuel and Purchased Power                   (7)  (11)   (7)
       Amortization of Deferred Common Facility Costs      (3)   (3)   (4)
       Deferred Springerville Unit 2 Carrying Costs         1     5     4
       Regulatory Disallowances and Adjustments             -   (14)    -
       Amortization of Investment Tax Credit                5     5     6
       Regulatory Interest Relating to MSR Option Gain
         Regulatory Liability                              (6)   (7)   (7)

     If the Company had not applied the provisions of FAS 71 in these years, each of these amounts appearing in the Consolidated Statements of Income
(Loss) would have been reflected in the Consolidated Statements of Income or Loss in prior periods, except for two items which would not have been recorded: 1) the amortization of the MSR Option Gain Regulatory Liability, including regulatory interest; and 2) the Springerville Unit 2 carrying cost deferrals. Lease expense relating to the capital leases, while the same over the life of the leases, would be recognized at different annual amounts if the Company were to discontinue the application of FAS 71. See Utility Plant Under Capital Leases below.

     If at some point in the future the Company determines that it no longer meets the criteria for continued application of FAS 71 to all or a portion of the Company's regulated operations, the Company would be required to adopt the provisions of FAS 101 for that portion of the operations for which FAS 71 no longer applied. Adoption of FAS 101 would require the Company to write off its regulatory assets and liabilities as of the date of adoption of FAS 101 and would preclude the future deferral in the Consolidated Balance Sheet of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future. Based on the balances of the Company's regulatory assets and liabilities as of December 31, 1994, the Company estimates that future adoption of FAS 101, if applied to all of the Company's regulated operations, would result in an extraordinary loss of $142 million, which includes a reduction for the related deferred income taxes. The Company's cash flows would not be affected by the adoption of FAS 101.

  UTILITY PLANT

     Utility Plant by major classes at December 31, 1994 and 1993 is as follows:

                                                    1994          1993
                                                 ----------    ----------
                                                 - Thousands of Dollars -
Utility Plant:
 Production Plant                                $1,002,409    $  988,241
 Transmission Plant                                 460,055       454,105
 Distribution Plant                                 495,336       473,830
 General Plant                                       84,441        77,874
 Intangible Plant                                    10,238         8,685
 Electric Plant Held for Future Use                     644         1,377
                                                 ----------    ----------
  Total Utility Plant                            $2,053,123    $2,004,112
                                                 ==========    ==========

     Utility plant is stated at original cost. In accordance with the Uniform System of Accounts prescribed by the FERC and accepted by the ACC, the Company capitalizes AFDC based on the cost of borrowed funds and a reasonable rate upon equity funds used to finance CWIP, when recovery of such costs from ratepayers is probable. The component of AFDC attributable to borrowed funds is presented as a reduction of Interest Expense. The Consolidated Statements of Income (Loss) reflect no AFDC - Equity as all construction expenditures were deemed under FERC prescribed rules to be financed with debt. In accordance with FERC Accounting Release No. 13, AFDC is recorded on construction expenditures and on the balances of construction funds held in trust, if any are held. Interest income from construction funds held in trust, if any, net of income taxes, is credited to CWIP. Interest Expense on Long-Term Debt - Net reflects interest expense on the stated principal amount of bonds in excess of the average month-end balance of construction funds held in trust during the period. Interest expense on stated bond principal equal to the average month-end balance of construction funds held in trust is charged against AFDC. In 1994, 1993 and 1992, gross AFDC rates of 4.94%, 4.85% and 8.01%, respectively, were used for all CWIP.

     Depreciation is computed on a straight-line basis at component rates which are based on the economic lives of the assets. These component rates, which are authorized by the ACC, averaged 3.73%, 3.68% and 3.71% in 1994, 1993 and 1992, respectively. The economic lives for production plant are based on remaining lives. The economic lives for transmission plant, distribution plant, general plant and intangible plant are based on average lives. The component rates also reflect estimated removal costs, net of estimated salvage value. Minor replacements and repairs are expensed as incurred. Retirements of utility plant, together with removal costs less salvage, are charged to accumulated depreciation.

  UTILITY PLANT UNDER CAPITAL LEASES

     As described in Note 3, since December 15, 1992, the date of closing of the Company's Financial Restructuring, the Company's leases of the Springerville Common Facilities, Springerville Unit 1, Valencia coal handling facilities and Irvington Unit 4 have been classified as capital leases in the Consolidated Balance Sheets. For rate making purposes, the ACC treats these leases as operating leases and has allowed for recovery of the lease costs by straight-line amortization of the total amount of lease rent payments over the primary term of the leases, except for the Valencia coal handling facilities lease. The Valencia coal handling facilities lease is being amortized on a straight-line basis over the primary term of the lease plus the first optional renewal period of six years to reflect the recovery period mandated by the ACC. Under GAAP, the lease term would have been only the primary term of the lease. Interest and depreciation relating to the leases are recorded as expense on a basis which reflects the regulatory straight-line treatment. The amount of lease amortization incurred for the four above-described leases, as well as the Company's remaining leases, for the years 1994, 1993 and 1992 amounted to:

                                             Years Ended December 31,
                                              1994     1993     1992
                                             -----    -----    -----
                                             - Millions of Dollars -
Lease Amortization:
  Interest                                   $ 94     $ 93      $ 22
  Depreciation                                 13       12         2
                                             ----     ----      ----
    Total Lease Amortization                 $107     $105      $ 24
                                             ====     ====      ====
Lease Amortization Included In:
  Operating Expenses - Fuel                  $ 20     $ 17      $  1
  Operating Expenses - Capital Lease Expense   93       93        20
  Balance Sheet - Deferred Lease Expense       (6)      (5)        3
                                             -----    -----     ----
    Total Lease Amortization                 $107     $105      $ 24
                                             =====    =====     ====

     The Deferred Lease Expense of $25 million and $33 million at December 31, 1994 and 1993, respectively, reflects: 1) the cumulative difference between the straight-line method of amortizing the leases for regulatory purposes and capital lease amortization as promulgated by GAAP; and 2) the balance of the deferred costs described under Fuel and Purchased Power Costs below. Also, see Allowance for Springerville Unit 1 below.

ALLOWANCE FOR SPRINGERVILLE UNIT 1

     The 1989 Rate Order limited recovery through retail rates of Century demand charges for Springerville Unit 1 under the Restated Century Purchase Contract to a rate of only $15 per kW per month. From inception through termination of such contract on December 15, 1992, capacity costs for Springerville Unit 1 averaged approximately $20 per kW per month.

     Prior to its termination as a part of the Financial Restructuring described in Note 3, the Restated Century Purchase Contract required the Company to purchase all of Springerville Unit 1 capacity through 2014, but was subject to cancellation by Century after 2001 on five years' advance notice. In addition, in 1990, industry and Company projections for the demand for power in the western United States indicated that excess capacity conditions would be likely to continue for a few years, but should not exist by the year 2000. Due to the significant uncertainties regarding the power markets beyond 2001 and the existence of Century's cancellation option, the amount of loss, if any, which may have been incurred as a result of the $15 per kW per month limitation beyond such date appeared significantly uncertain. In December 1990, the Company, therefore, recognized a loss of approximately $178 million and established a deferred liability for this estimated loss, the Allowance for Springerville Unit 1, equal to the present value of the excess of the Company's costs estimated to be incurred during the period through 2001 over $15 per kW per month using a discount rate of 13%.

     In connection with the Financial Restructuring, the Company assumed Century's lease of Springerville Unit 1 under a capital lease agreement extending to January 1, 2015. Accordingly, in December 1992, the remaining unamortized balance of the Allowance for Springerville Unit 1 was recalculated based on the $15 per kW rate currently permitted pursuant to the 1991 Rate Order and current cost estimates through the year 2014. This resulted in an additional loss of approximately $7 million, which was recorded as a component of the Loss on Financial Restructuring in the Consolidated Statement of Income (Loss) for the year ended December 31, 1992. In addition, the liability was reclassified to a contra-asset, Allowance for Springerville Unit 1. The Allowance for Springerville Unit 1 increases each year by the accrual of interest and decreases by the amount which is being amortized to income, as a contra-expense, through 2014. The imputed interest expense, calculated using a 13% discount rate, associated with this liability is included as part of Regulatory Interest in the Interest Expense section in the Consolidated Statements of Income (Loss).

  DEFERRED COMMON FACILITY COSTS

     Springerville Common Facility Costs are lease costs and operating costs incurred for the Springerville Common Facilities during the period after Springerville Unit 1 was placed in service and before Springerville Unit 2 was placed in service. Pursuant to an accounting order from the ACC, these costs were deferred and are being amortized over the primary term of the Springerville Common Facilities Leases. The ACC has allowed for the recovery of the amortization costs plus a return on investment.

  UTILITY OPERATING REVENUES

     Operating Revenues include accruals for unbilled revenues, thereby recognizing revenue that is earned, but not billed, at the end of an accounting period.

  AMORTIZATION OF MSR OPTION GAIN REGULATORY LIABILITY

     The 1989 Rate Order allocated to retail customers a portion of the price paid to the Company upon the 1982 sale of an option to purchase a 28.8% interest in San Juan Unit 4, asserting that such option was related to an interconnection agreement which the Company also entered into with MSR at that time. In the 1989 Rate Order, the ACC ordered the MSR Option Gain be amortized over a six-year period through 1995 as a $20 million per year revenue credit, and in 1990 the Company established a deferred liability for the present value of the amount to be amortized, calculated using a 13% discount rate. Such deferred liability increases each year by the accrual of interest at 13% and decreases by the amount of revenue credit prescribed by the ACC. Such revenue credit is included in Operating Revenues. The interest accrual is included as part of Regulatory Interest in the Interest Expense section of the Consolidated Statements of Income (Loss). The 1991 Rate Order deferred amortization of a portion of the regulatory liability to 1996 and 1997.

  FUEL AND PURCHASED POWER COSTS

     Fuel inventory, primarily coal, is stated on a basis which approximates weighted average cost. The Company utilizes full absorption costing.

     Certain lease and interest costs incurred by Valencia, the Company's fuel-handling and procurement subsidiary for Springerville, are accounted for as deferred costs, which were allocated to fuel inventory based on fuel quantities purchased and then amortized to Fuel expense and, prior to the closing of the Financial Restructuring on December 15, 1992, to Purchased Power - Energy, based on the rate of fuel burn at Springerville through December 31, 1992. Effective January 1, 1993, these costs are amortized to Fuel expense on a straight-line basis over 37.4 years pursuant to the 1994 Rate Order.

  FINANCIAL RESTRUCTURING COSTS

     Financial Restructuring costs include costs incurred for legal, accounting and other consulting services in connection with the restructuring of the Company's obligations, as described in Note 3.

  INCOME TAXES

     Reductions in federal income taxes resulting from ITC relating to utility operations have been deferred. As authorized by the ACC, these amounts are amortized over the tax lives of the related property. As the Company has been in a net operating loss carryforward position, the income tax benefits reflected in the Consolidated Statements of Income (Loss) result only from such ITC amortization.

     Income taxes are allocated to the subsidiaries based on contributions to the consolidated tax return liability. The investment subsidiaries' losses in 1994, 1993 and 1992 provided no tax benefits to the consolidated group and, therefore, no tax benefits are recorded as a reduction of the 1993 and 1992 Provisions for Loss on Disposal of Discontinued Operations in the Consolidated Statements of Income (Loss).

  DEBT EXPENSE

     Debt discount and issuance costs are amortized over the lives of the related issues or the related refunding issues.










  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value and fair value at December 31, 1994 and 1993 of the Company's financial instruments are as follows:
                                        1994                    1993
                                       ------                  ------
                                Carrying    Fair       Carrying       Fair
                                 Value      Value        Value        Value
                                --------    -----      --------       -----
                                          - Thousands of Dollars -
Assets:
  Cash and Cash Equivalents $   233,300 $   233,300  $   139,817 $   139,817
  Accounts Receivable            66,332      66,332       65,212      65,212
  Other Investments               4,307       4,307        4,370       4,370
Liabilities:
  Accounts Payable              (39,777)    (39,777)     (40,190)    (40,190)
  Long-Term Debt, Including
    Current Portion
    (See Note 6)             (1,399,102) (1,372,236)  (1,418,555) (1,397,838)

     The carrying amounts of all financial instruments, except Long-Term Debt, are considered to be reasonable estimates of the fair value of each because of the short maturity of those instruments.

  RECLASSIFICATION

     Minor reclassifications have been made to the prior year financial statements presented to conform to the current year's presentation.

     Beginning in the fourth quarter of 1994, state and city sales taxes and similar taxes collected on revenues were removed from Operating Revenues and Taxes Other Than Income Taxes on the Consolidated Statements of Income (Loss). These taxes are included as part of Accounts Receivable and Taxes Accrued on the Consolidated Balance Sheets. Such reclassification was made to enhance the comparability of the Company's income statements with those of other companies. All financial information presented has been restated to conform to this presentation. The tax amounts reclassified were as follows:

                                             Years Ended December 31,
                                          1994       1993       1992
                                         -------    -------    -------
                                           - Thousands of Dollars -

  State Sales Taxes                      $28,392    $26,027    $25,379
  City Sales and Franchise Taxes          12,585     11,351     11,052
  ACC Assessment Fee                         934        920        952
                                         -------    -------    -------
     Total Taxes Reclassified            $41,911    $38,298    $37,383
                                         =======    =======    =======

NOTE 2.  1994 RATE ORDER
- ------------------------

     Effective January 11, 1994, the ACC authorized a 4.2% increase in base rates. The 1994 Rate Order recognized that an additional 17.5% of the Springerville Unit 2 capacity was used and useful for the retail jurisdiction, which lowered the percentage of that unit's capacity that is not in rate base to 37.5%. Therefore, the Company is not presently recovering through retail rates the depreciation, property taxes, operating and maintenance expenses other than fuel, or interest costs associated with the 37.5% of Springerville Unit 2 capacity which was not then considered to be used and useful for the retail jurisdiction and therefore was not included in rate base (hereinafter referred to as "retail excess capacity deferrals"). These expenses are being expensed as incurred. However, the 1994 Rate Order permits such costs to be deferred for future recovery over the remaining useful life of Springerville Unit 2. This phase-in plan does not qualify under FAS 92 and, therefore, such retail excess capacity deferrals, while deferred for regulatory purposes, cannot be deferred for financial reporting purposes. Such regulatory deferrals associated with the excluded Springerville Unit 2 capacity, not included in the financial statements, totaled $63 million at December 31, 1994. Either inclusion in costs recoverable through retail rates or additional wholesale sales at sufficient prices of an equivalent amount of capacity (or a combination thereof) will be required to recover these retail excess capacity deferrals.

     As a result of the 1994 Rate Order, the retail excess capacity deferrals allocable to the 62.5% of Springerville Unit 2 capacity allowed in rate base was also included in rate base. At December 31, 1993, the retail excess capacity deferrals allocable to the 17.5% of the Springerville Unit 2 capacity amounted to $17 million. As specified in the 1994 Rate Order, for rate purposes, these costs are being recovered over a 37.4 year period.

     The 1994 Rate Order allowed in rate base 62.5% of deferred Springerville Unit 2 rate synchronization costs, $42 million at December 31, 1993, which were non-fuel costs of Springerville Unit 2 incurred from January 1, 1991 through October 14, 1991, including an interest carrying charge, deferred pursuant to the 1991 Rate Order. For rate making purposes, such costs are being recovered over a three-year period and are included in Depreciation and Amortization on the Consolidated Statements of Income (Loss), in accordance with the 1994 Rate Order. The Company is not presently recovering through retail rates 37.5% of the deferred Springerville Unit 2 rate synchronization costs ($26 million at December 31, 1994). This amount, together with the balance of such costs ($29 million at December 31, 1994) that the Company is presently recovering through rates, are reported in the Company's consolidated financial statements as Deferred Springerville Unit 2 Costs.

     The 1994 Rate Order provided that the rate synchronization and retail excess capacity deferrals associated with the 37.5% of Springerville Unit 2 capacity not found to be used and useful for the retail jurisdiction will continue to incur an interest charge of 7.19% until authorized to be included in rate base or for a period of three years ending in 1997, whichever occurs first.

     The 1994 Rate Order disallowed recovery of $13.6 million of previously capitalized Springerville Unit 2 rate synchronization costs and certain other minor costs. The $13.6 million is comprised of $5.2 million for wholesale power sale revenue credits which the Company had offset against the off-balance sheet retail excess capacity deferrals which the ACC stated should have been offset against the rate synchronization deferrals. The remaining $8.4 million of disallowance results from the ACC's finding that the Company should have calculated the 7.19% carrying charge on a net-of-tax basis rather than pre-tax, as calculated by the Company. Such disallowances were recorded in December 1993 and are reflected in Regulatory Disallowances and Adjustments in the Consolidated Statement of Income (Loss) for the year ended December 31, 1993.

     In connection with the 1994 Rate Order, on August 26, 1993, the ACC authorized the Company to collect the sum of $2.1 million through a temporary fuel surcharge of .96 mills per kWh beginning September 1, 1993 until further order of the ACC. The Company had requested a temporary rate surcharge to recover $4 million of previously authorized but uncollected deferred fuel expenses. The Company wrote-off $1.9 million of unrecovered deferred fuel costs in 1993.

NOTE 3.  1992 CONSUMMATION OF THE FINANCIAL RESTRUCTURING
- ---------------------------------------------------------

     On December 15, 1992, the Company consummated the transactions required to finalize its financial restructuring plan, including the comprehensive restructuring of obligations to certain of its creditors, lease participants, Century and the Springerville Unit 1 lease participants and the reclassification of all outstanding Preferred Stock into Common Stock. Approximately 135 million shares of Common Stock were issued in the Financial Restructuring, increasing the number of common shares outstanding to approximately 160 million. In addition, warrants to purchase an additional 12 million shares of Common Stock at an exercise price of $3.20 per share were issued in the Financial Restructuring. The issuance of Common Stock and Warrants is further discussed below. In accordance with FAS 15 such stock (other than the 55 million shares of Common Stock into which the Preferred Stock was reclassified) was recorded at fair value as determined by the Company on or about the date of issuance. In the accompanying financial statements, the Common Stock issued pursuant to the Financial Restructuring was recorded based on a fair value of $2.33 per share, which was the average of the high and low trading price reported by the Dow Jones Stock Quote Reporter Service during the period December 16, 1992 through December 31, 1992, the period immediately following the Closing. The Warrants were valued for purposes of these financial statements at an estimated value of $0.82 per share, calculated using an option pricing model and the $2.33 estimated fair value per share of Common Stock. Losses and deferred gains related to the issuance of the Common Stock and Warrants in the Financial Restructuring described in the succeeding paragraphs were determined using these values for such Common Stock and Warrants. Such values are not intended to be indicative of current or future trading values for either the Common Stock or the Warrants.

  BANKS

     The Company provided the banks approximately 32 million shares of Common Stock, a first mortgage lien on Springerville Unit 2, $50 million of bonds issued under a second mortgage as collateral, and $20.8 million in first mortgage bonds as collateral and became subject to certain restrictive financial and operating covenants. In exchange, the Company received the waiver of $96 million in accrued interest payments, more favorable credit terms, extensions of LOCs and related agreements, the restructuring of several prior debt agreements into the Term Loan, a new $20 million LOC and a new $50 million working capital revolving credit facility. The restructuring of these Bank obligations gave rise to a deferred gain of $21 million, which is being amortized as a reduction of interest expense over an eight-year period, the weighted average life of the restructured credit arrangements. These restructured bank credit arrangements also increased Common Stock Equity $75 million. See the Consolidated Statements of Changes in Stockholders' Equity (Deficit).



  SPRINGERVILLE UNIT 1

     The Company provided the participants in the Springerville Unit 1 Leases approximately 48 million shares of Common Stock and Warrants to purchase 12,054,278 shares of Common Stock at an exercise price of $3.20 per share. The Warrants were exercisable at the Closing of the Financial Restructuring and expire in 2002. In addition, the Company assumed Century's former obligations under the Springerville Unit 1 Leases and released Century from its obligations relating to the 1981 Apache A Bonds. Amendments were also made to the Interconnection Agreement which the Company has with Century. In exchange, the Company received Century's leasehold interests in Springerville Unit 1, Century's investment in plant and inventories at Springerville Unit 1 and the Restated Century Purchase Contract was terminated. The Company also received the waiver of demand charge payments due under the Restated Century Purchase Contract equivalent to $57 million, the release from certain tax indemnification liabilities related to Springerville Unit 1, and the dismissal with prejudice of certain actions which had been filed against the Company by some of the Springerville Unit 1 owner participants.

     The restructuring of these obligations gave rise to approximately $31 million of the Loss on Financial Restructuring appearing in the Consolidated Statement of Income (Loss) for the year ended December 31, 1992. These transactions also increased Common Stock Equity by $122 million. See the Consolidated Statements of Changes in Stockholders' Equity (Deficit). Also, see Note 1 regarding the loss of approximately $7 million, which was recorded as a component of the Loss on Financial Restructuring in the Consolidated Statement of Income (Loss) for the year ended December 31, 1992, as a result of the assumption of the Springerville Unit 1 Leases.

  CAPITAL LEASES

     The terms of the Irvington Lease, the Valencia Leases, the Springerville Common Facilities Leases and the assumed Springerville Unit 1 Leases (see
Note 1) were amended to waive certain accrued payment obligations, defer certain lease payments due in the next several years to later years, and extend the terms of certain leases. As a result of the lease amendments, in accordance with FAS 13, as amended by FAS 98, these leases are accounted for as capital leases subsequent to December 15, 1992. Amendment of these leases increased rent expense by $18 million in the Consolidated Statement of Income
(Loss) for the year ended December 31, 1992.

  PREFERRED STOCK

     All of the Company's outstanding Preferred Stock was reclassified into approximately 55 million shares of newly issued Common Stock. The reclassification was recorded at the book value of the Preferred Stock. This increased Common Stock Equity by $90 million, decreased the Premium on Capital Stock by $7 million and decreased Preferred Stock by $83 million.
See the Consolidated Statements of Changes in Stockholders' Equity (Deficit).

  OTHER

     The reversal of other reserves and accruals that were resolved by the Closing, primarily through the dismissal of certain regulatory proceedings, reduced the Loss on Financial Restructuring included in the Consolidated Statement of Income (Loss) for the year ended December 31, 1992 by $11 million.


NOTE 4.  INCOME TAXES
- ---------------------

     In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes, on a prospective basis. The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously, the Company deferred the past income tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

     The adoption of FAS 109 increased both total assets and total liabilities of the Company by $149 million in 1993. The increase in assets results primarily from the recording of a regulatory asset for the recovery of income taxes from future ratepayers. See Note 1. Such regulatory asset consists primarily of the right to recover income taxes relating to previously flowed-through differences, both timing and permanent, which provided rate benefits to past ratepayers. The increase in liabilities is primarily the net increase in deferred income tax assets and deferred income tax liabilities resulting from the adoption of FAS 109.




































     Deferred tax assets (liabilities) are comprised of the following:

                                                   December 31,
                                                1994          1993
                                             -----------   ----------
                                             - Thousands of Dollars -
Gross Deferred Income Tax Liabilities:
  Electric Plant - Net                       $(558,509)    $(554,441)
  Regulatory Asset (Income Taxes
    Recoverable Through Future Rates)          (57,902)      (60,615)
  Deferred Springerville Unit 2 Costs          (22,206)      (27,384)
  Deferred Valencia Inventory Costs            (21,780)      (21,628)
  Deferred Lease Payments                      (15,510)      (16,329)
  Property Taxes                               (10,465)      (10,340)
  Deferred Fuel                                 (2,372)       (5,364)
  Other                                         (6,016)       (7,371)
                                             ----------    ----------
     Gross Deferred Income Tax Liability      (694,760)     (703,472)
                                             ----------    ----------

Gross Deferred Income Tax Assets:
  Capital Lease Obligations                    377,825       384,506
  Tax Operating Loss Carryforwards             199,564       181,200
  Springerville Unit 1 Disallowed Costs         65,597        65,959
  Investment in Loans and Partnerships           7,757        34,205
  Investment Tax Credit Carryforwards           28,088        28,100
  MSR Option Gain Regulatory Liability          16,645        22,268
  Capital Loss Carryforwards                    19,078        20,700
  Lease Interest Payable                        17,429        17,570
  Deferred Regulatory Capital Lease Expense     11,397         8,213
  Financial Restructuring Costs Not Yet
   Deductible for Tax Purposes                   8,034         7,773
  Gain on Financial Restructuring of
   Long-Term Debt                                6,458         7,571
  Other                                         27,166        29,492
                                             ----------    ----------
Gross Deferred Income Tax Asset                785,038       807,557
Deferred Tax Assets Valuation Allowance       (244,092)     (263,991)
                                             ----------    ----------
     Net Deferred Income Tax Liability       $(153,814)    $(159,906)
                                             ==========    ==========

     The decrease in the gross deferred tax assets valuation allowance of approximately $20 million primarily resulted from the sale of the discontinued operation's assets (see Note 5) which had corresponding deferred tax assets, which were fully reserved by the valuation allowance.












     The net deferred income tax liability is included in the Consolidated Balance Sheets in the following accounts:

                                                   December 31,
                                                1994          1993
                                             ----------    ----------
                                             - Thousands of Dollars -

Deferred Income Tax - Current                $  12,870     $   8,927
Accumulated Deferred Income Taxes             (166,684)     (168,833)
                                             ----------    ----------
     Net Deferred Income Tax Liability       $(153,814)    $(159,906)
                                             ==========    ==========

     Income Tax Benefit is included in the Consolidated Statements of Income (Loss) in the following accounts:

                                               Years Ended December 31,
                                              1994       1993       1992
                                           ---------- ---------- ----------
                                               - Thousands of Dollars -

  Operating Expenses - Other Operations    $      91  $      91  $      91
  Other Income (Deductions) - Income Taxes     4,820      5,186      5,654
                                           ---------- ---------- ----------
     Total Income Tax Benefit              $   4,911  $   5,277  $   5,745
                                           ========== ========== ==========

     The differences between income tax benefit and the amount obtained by multiplying income (loss) before income taxes by the U.S. statutory federal income tax rate for each of the three years in the period ended December 31, 1994, are as follows:

                                               Years Ended December 31,
                                             1994       1993       1992
                                           ---------- ---------- ----------
                                               - Thousands of Dollars -
Federal Income Tax (Expense) Benefit
 at Statutory Rate                         $  (5,540) $  10,883  $  43,797
  Investment Tax Credit amortization           4,911      5,277      5,745
  Loss for Which No Tax Benefit
   is Available                                    -    (10,883)   (43,797)
  Net Operating Loss Carryforwards             5,540          -          -
                                           ---------- ---------- ----------
     Total Benefit for Federal and
      State Income Taxes                   $   4,911  $   5,277  $   5,745
                                           ========== ========== ==========

     On August 10, 1993, the Revenue Reconciliation Act of 1993 was signed into law which, among other things, raised the maximum corporate U.S. statutory federal income tax rate from 34% to 35%, retroactively effective to January 1, 1993. The Company increased its deferred tax balances and the corresponding deferred tax asset valuation allowance at December 31, 1993 as a result of this rate change.

     At December 31, 1994, the Company had, for federal income tax purposes, $28 million of unused ITC, the use of which will expire during 2001 through 2005, $2 million of alternative minimum tax credit which will carry forward to future years, and $47 million of capital loss carryforwards which expire during 1995 through 1999. In addition, for federal income tax purposes the Company has approximately $494 million of net operating loss carryforwards expiring in 2004 through 2009 and $169 million of alternative minimum tax loss carryforwards expiring in 2005 through 2007. For state income tax purposes, the Company has approximately $352 million of net operating loss carryforwards expiring in 1995 through 1999.

     Due to the Company's Financial Restructuring, as described in Note 3, the Company experienced a change in ownership under section 382 of the Internal Revenue Code in December 1991. As a result of that change, the amount of the taxable income for any post-change year which may be offset by pre-change loss will be limited to the section 382 limitation. The section 382 limitation is based on the value of the Company on the ownership change date. The Company estimates an annual section 382 limit of approximately $23 million. This limit may be increased to the extent of gain recognized on sales of assets whose fair market value was greater than tax basis at the ownership change date, the built-in-gain. The section 382 limitation may increase by built-in-gain recognized within a period of five years after the change in ownership. The 1992 section 382 limitation increased by approximately $84 million of built-in-gain recognized due to asset sales. Unused section 382 limitation may be carried forward until the pre-change tax attributes expire. At December 31, 1994, the Company had pre-change net operating loss, ITC, capital loss and alternative minimum tax carryforwards of approximately $365 million, $28 million, $31 million and $136 million, respectively.

     The 1980 through 1985 Federal Income Tax Audit resulted in a 1992 federal tax refund of approximately $1 million and approximately $8 million in interest. The interest income had not been previously accrued and is included as Other Income in the Consolidated Statement of Income (Loss) for the year ended December 31, 1992.

NOTE 5.  DISCONTINUED OPERATIONS
- --------------------------------

     In July 1990, the Boards of Directors of the Company's investment subsidiaries adopted formal plans of liquidation of the investment operations. Pursuant to such actions, investment subsidiaries' results of operations, estimated net realizable value of net assets and cash flows have been classified as discontinued operations in the Company's consolidated financial statements since June 30, 1990. The Company recorded a provision for losses on disposal of discontinued operations of $105 million in 1990 to reduce the carrying values of the assets to their then-estimated net realizable values. The financial results of activities from discontinued operations subsequent to June 30, 1990 have been recorded as an adjustment to the reserve for losses. Additional provisions for losses on disposal of discontinued operations of $36 million in 1991, $44 million in 1992, and $4 million in 1993 were made to reflect further weakening of markets for certain subsidiary investments, increased estimates of holding-period costs for those assets and a $10 million addition to the reserve for litigation in 1992.









     The components of net assets of discontinued operations are summarized as follows:
                                                       December 31,
                                                    1994         1993
                                                  ---------    ---------
                                                 - Thousands of Dollars -

Cash and Cash Equivalents                         $ 14,852     $ 22,179
Investment in Citadel                                    -       23,374
Real Estate Investments                             17,127       65,119
Vehicle Contracts Receivable                        17,509       17,509
Other Assets and Investments                         6,859       19,403
Reserve for Loss on Disposal of
 Discontinued Operations                           (34,494)     (74,109)
                                                  ---------    ---------
  Total Assets                                      21,853       73,475
Current Liabilities                                (13,168)     (14,995)
                                                  ---------    ---------
Net Assets of Discontinued Operations             $  8,685     $ 58,480
                                                  =========    =========

     Loss from discontinued operations is as follows:

                                              Years Ended December 31
                                            1994        1993        1992
                                         ---------   ---------   ---------
                                             - Thousands of Dollars -

Investment Losses                        $(35,447)   $(20,403)   $(27,473)
Hotel Revenues                             13,171      13,930      13,669
Hotel Depreciation and Other Expense      (16,242)    (17,129)    (16,914)
Other Investment Expense                   (1,097)     (2,289)     (1,927)
                                         ---------   ---------   ---------
  Operating Loss                          (39,615)    (25,891)    (32,645)
Reduction in Reserve for Losses            39,615      25,891      32,645
                                         ---------   ---------   ---------
Loss from Discontinued Operations        $      -           -    $      -
                                         =========   =========   =========

     Net assets of discontinued operations declined by approximately $50 million between December 31, 1993 and December 31, 1994 as a result of dividends paid by TRI to the Company.

     Gross investment losses during 1994 included losses of: $21 million on sales of real estate; $21 million on the sale of the remaining Citadel common stock; and $5 million on the sale of two small power projects. Offsetting these losses were gains of: $9 million on the sale of various marketable securities and $1 million on the sale of a vehicle contracts receivable portfolio. The resulting net losses reduced the Reserve for Losses by an equal amount. Also included in Investment Losses is $2 million of other investment income.

     As of December 31, 1994, Real Estate Investments consist of 1) loans collateralized by real property and 2) land held for sale in Arizona.
Vehicle Contracts Receivable consists principally of automobile installment sales contracts of Brookland, a financial services company. In January 1991, the Board of Directors of Brookland elected to discontinue its business operations. Brookland remains liable for credit obligations to outside lenders of $12 million. These credit obligations are collateralized by Brookland's vehicle contracts portfolio and other interests in Vehicle Contracts Receivable.

     As of December 31, 1994, the Company has substantially completed its disposal of discontinued operations. The losses from discontinued operations for the period June 30, 1990 through December 31, 1994 of $139 million have been recorded as reductions in the Reserve for Losses. The gross proceeds from the sale of assets, excluding scheduled collections on loans and notes receivable, for the period June 30, 1990 through December 31, 1994 amounted to $498 million. The remaining assets and liabilities will be accounted for as a part of continuing operations beginning January 1, 1995.

NOTE 6.  LONG AND SHORT-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
- ---------------------------------------------------------------

  LONG-TERM-DEBT

   First Mortgage Bonds and Installment Sale Agreement

     First Mortgage Bond and Installment Sale Agreement maturities and cash sinking fund requirements for the next five years include $17 million in 1995, $12 million in 1996, $2 million in 1997, $3 million in 1998, and $19 million in 1999. In addition, certain First Mortgage Bonds have additional annual sinking fund requirements which total approximately $3 million for each of the next five years. These sinking fund requirements can be and have been satisfied to date primarily by pledges of additional property. The Company's utility plant, with the exception of Springerville Unit 2, is subject to the lien of the General First Mortgage and the General Second Mortgage.

   Restructured Arrangements

     Approximately $900 million of the Company's previous bank obligations including bank lines, LOCs and related reimbursement agreements (excluding the reimbursement agreement relating to the 1981 Apache B Bonds) were combined and restructured into a master restructuring agreement between the Company and the Banks (the MRA) on December 15, 1992. The MRA provided for a $243.3 million Term Loan, Replacement LOCs supporting $674 million of IDBs, and a $50 million Revolving Credit. Obligations under the MRA are secured by a first mortgage lien on and security interest in Springerville Unit 2, and, under certain conditions, are secured by $50 million in principal amount of collateral bonds issued under the General Second Mortgage, junior to the General First Mortgage securing the Company's First Mortgage Bonds.

     Additionally, the MRA provided for an additional $20 million LOC which was issued in March 1993 to the indenture trustee for industrial development revenue bonds originally issued in 1990. The reimbursement agreement related to that LOC, which is secured by first mortgage bonds, allowed the debt proceeds to be released to the Company which reimbursed the Company for costs of qualifying facilities. See Letters of Credit below.

     In March 1995, the Company and its banks completed an amendment to the MRA which eased certain debt prepayment restrictions and modified the Term Loan to allow reborrowing of amounts which will have been previously prepaid (Renewable Term Loan) (see Term Loan below). The amendment will allow the Company to better manage its cash position and reduce capital costs while maintaining liquidity. Prior to the amendment the Company was not permitted to prepay non-MRA debt except to the extent that certain cash amounts, as defined in the MRA, were generated. The amendment, now in effect, allows the Company to optionally prepay non-MRA debt provided certain conditions are met. Such conditions include that $1 of principal outstanding under the Renewable Term Loan is permanently prepaid and the commitment therefore terminated for every $2 used to permanently prepay other debt such as First Mortgage Bonds.

     To comply with provisions of the MRA prior to the March 7, 1995 amendment, the Company prepaid $17.25 million of First Mortgage Bonds during 1994. During 1993 the Company, under a bank waiver to certain restrictions of the MRA, voluntarily prepaid $49 million of First Mortgage Bonds and $19 million of the Term Loan.

     Additional details regarding the components and covenants of the MRA are described below.

   Letters of Credit

     At December 31, 1994 there were $774 million principal amount of variable rate tax-exempt IDBs outstanding. Payment of principal and interest on these bonds is secured by LOCs. The LOCs expire at various dates during the period December 31, 1999 through December 31, 2002. However, all the LOCs could expire by December 31, 2000, including an expiration as early as August 1997, if the Company's senior long-term debt is rated investment grade on certain dates or during certain periods subsequent to December 31, 1996. The reimbursement agreement related to the 1981 Apache B Bonds is secured by First Mortgage Bonds. The weighted average commitment fee on the Replacement LOCs is approximately 0.53% through 1997 and increases to 0.82% in 1998, 1.07% in 1999 and thereafter.

   Term Loan

     The Term Loan, on March 7, 1995, was amended and renamed the Renewable Term Loan. As a condition to the amendment becoming effective the Company permanently prepaid $19.34 million of the Term Loan reducing the outstanding balance from $193.4 million to approximately $174 million at March 7, 1995. Thus, the initial commitment and outstanding balance of the Renewable Term Loan was approximately $174 million.

     The Renewable Term Loan commitment amount at March 31, 1997 will be reduced as follows: 20% in 1997, 40% in 1998 and 40% in 1999. Any outstanding Renewable Term Loan balance in excess of the commitment will be payable immediately. The Renewable Term Loan bears interest at a variable rate based on an adjusted eurodollar rate plus 0.5% and the commitment fee is 0.5% of the unused portion. The adjusted eurodollar rate was approximately 4.92% per annum and 4.03% per annum for the years ended December 31, 1994 and 1993, respectively, and was approximately 3.66% for the one month period ended December 31, 1992. During 1993 and 1992 the Company prepaid $19 million and $31 million, respectively, of the outstanding balance.

   Additional Restrictive Covenants

     In addition to the prepayment provisions described above, the MRA contains a number of restrictive covenants including, but not limited to, covenants limiting, with certain exceptions, (i) the incurrence of additional indebtedness, including lease obligations, or the prepayment of existing indebtedness, or the guarantee of any such indebtedness, (ii) the incurrence of liens, (iii) the sale of assets or the merger with or into any other entity, (iv) the declaration or payment of dividends on Common Stock or any other class of capital stock, (v) the making of capital expenditures beyond those contemplated in the Company's 1992 ten-year capital budget, and (vi) the Company's ability to enter into sale-leaseback arrangements, operating lease arrangements and coal and railroad arrangements. All of these restrictive covenants described above, other than (i), (iv) and (vi), will be in effect until at least December 1997. The covenants described in (i), (iv) and (vi) will cease to be binding on the Company when both the Renewable Term Loan and the Revolving Credit are paid in full and commitments thereunder terminate, and the Company's senior long-term debt is rated at least investment grade. In addition, the Company is required pursuant to the MRA to maintain an interest coverage ratio of (a) operating cash flows plus interest paid to (b) interest paid, through the year 2003, ranging from 1.2 to 1 in 1994 and gradually increasing to 2 to 1 in 2000 continuing through the year 2003. For the year ended December 31, 1994, the Company's MRA interest coverage ratio was 2.98 to 1. With respect to dividends, the MRA incorporates, until the Renewable Term Loan and the Revolving Credit are paid in full and commitments thereunder terminate, a restrictive covenant similar to that currently in the General First Mortgage which limits the Company's ability to pay dividends on Common Stock until it has positive retained earnings (through future earnings or otherwise) rather than an accumulated deficit (such accumulated deficit was $681 million at December 31, 1994).
For the foreseeable future, the Company does not anticipate being able to satisfy the tests of this restrictive covenant, and therefore, does not anticipate being permitted to pay cash dividends on its Common Stock.

  Fair Value of Long-Term Debt

                                        1994                    1993
                                Carrying    Fair       Carrying       Fair
                                 Value      Value        Value        Value
                                --------    -----      --------       -----
                                          - Thousands of Dollars -
First Mortgage Bonds:
 Corporate                    $  269,750  $  256,009   $  287,000  $  275,687
 IDBs
  1981 Apache B Bonds            100,000     100,000      100,000     100,000
  Pollution Control Financing
    Bonds                        112,200     102,944      112,200     106,030
  1990 Pima A Bonds               20,000      20,000       20,000      20,000
Loan Agreements:
 Installment Sale Agreement       50,000      46,131       50,955      47,646
 IDBs                            653,600     653,600      653,600     653,600
 Term Loan                       193,400     193,400      193,400     193,400
Promissory Note                      152         152        1,400       1,475
                              ----------  ----------   ----------  ----------
                              $1,399,102  $1,372,236   $1,418,555  $1,397,838
                              ==========  ==========   ==========  ==========

     The principal amount of variable rate debt outstanding at December 31, 1994 and 1993 of the 1981 Apache B Bonds, the 1990 Pima A Bonds, the Loan Agreements-IDBs, and the Term Loan are considered reasonable estimates of their fair value as these are variable interest rate liabilities. The fair value of the Company's fixed rate obligations including the Corporate First Mortgage Bonds, the Pollution Control Financing Bonds, the Installment Sale Agreement and Promissory Note was determined by calculating the present value of the cash flows of each fixed rate obligation. The discount rate used for each calculation was a rate consistent with market yields generally available as of December 1994 for 1994 amounts and December 1993 for 1993 amounts, obtained from the Moody's Bond Survey report, for bonds with similar characteristics with respect to: credit rating, time-to-maturity, and the tax status of the bond coupon for Federal income tax purposes. The use of different market assumptions and/or estimation methodologies may yield different estimated fair value amounts.

  SHORT-TERM DEBT

   Revolving Credit

     The $50 million Revolving Credit, provided as part of the MRA, has a termination and maturity date of December 31, 1999. No amounts have been borrowed by the Company under this facility. Revolving Credit borrowings would bear interest at variable rates based upon, at the option of the Company, either (i) prime rate or (ii) an adjusted eurodollar rate plus a margin of 0.75% in 1994 and 1995 which gradually increases to 2% by 1998 and thereafter. The Company is required to repay the Revolving Credit in full for at least 30 consecutive days in each twelve-month period prior to November 30 of each year. The annual commitment fee for the Revolving Credit equals 0.5% of the unused portion.

   Discontinued Operations

     Vehicle contracts receivable and other interests in vehicle contracts receivable held by Brookland are financed through a warehouse line of credit and a loan which totaled approximately $12 million at December 31, 1994 and 1993. The weighted average interest rate applicable to the warehouse line of credit at December 31, 1994 and 1993 was 17%.

  CAPITAL LEASE OBLIGATIONS

     A schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments (Capital Lease Obligations) as of December 31, 1994 follows:

       Years ending December 31,         - Thousands of Dollars -

                1995.......................... $    99,262
                1996..........................     119,155
                1997..........................      95,019
                1998..........................      97,200
                1999..........................     103,277
                Thereafter....................   1,913,905
                                               ------------
                                                 2,427,818
                Imputed Interest..............  (1,492,280)
                                               ------------
                Capital Lease Obligations..... $   935,538
                                               ============

     The Irvington Lease has an initial term to January 2011 and provides for renewal periods of two or more years through 2020. The Springerville Common Facilities Leases have an initial term of 2017 for one owner participant and 2021 for the other two owner participants, subject to optional renewal periods of two or more years through 2025. The Springerville Unit 1 Leases have an initial term to January 2015 and provide for renewal periods of three or more years through 2030. The Valencia Leases have an initial term to April 2015 and provide for an initial renewal period of six years, then additional renewal periods of five or more years through 2035.


NOTE 7. COMMITMENTS AND CONTINGENCIES
- -------------------------------------

  UTILITY CONTRACTUAL MATTERS

   Coal and Transportation Contracts

     On October 14, 1991, amendments to the contract with the Springerville coal supplier were entered into, and became effective, which, among other things, reduced the price of coal shipments at Springerville. The amended contract contains provisions which protect the claims of the Springerville coal supplier under the original agreement in the event that the Company does not perform its obligations under the terms of the amended agreement at any time prior to August 23, 1995. If such a failure to perform occurs, the Company would be responsible for approximately $7 million per year in additional payments to the Springerville coal supplier. Also, at December 31, 1994, a $3 million accrued liability remained on the Company's Consolidated Balance Sheet which will be forgiven if all conditions are met during the four years subsequent to the amendment of the Springerville coal agreement.

     The Company has contracted with P&M to supply coal to Irvington. Originally, all units at Irvington were scheduled to be converted and coal supplies were contracted for those units. The original contract required annual minimum quantities of 650,000 tons. However, the conversion of Units 1, 2 and 3 at Irvington was canceled. The then-existing P&M contract contained minimum take-or-pay provisions which required the Company to pay one-half of the base price of coal for any contract quantities not scheduled and delivered. On November 5, 1991, amendments to the contract with P&M were entered into and became effective, which, among other things, substantially reduced the minimum annual coal quantities to levels which the Company estimates can be utilized by Irvington Unit 4 alone (Irvington Unit 4 is expected to burn approximately 225,000 tons of coal per year), amended contract price adjustment procedures, extended the expiration date of the agreement from 2002 to 2015 and provided for an exchange of the proceeds of the sale of undeveloped land for the $8 million 1990 penalty payment which was withheld during the period of the Payment Moratorium (the $8 million 1990 penalty payment remains an accrued liability on the Company's Consolidated Balance Sheet at December 31, 1994). Additionally, the penalty provisions of the contract were amended. P&M maintains their claim under the prior contract if the Company does not perform its obligations under the terms of the amended agreement at any time prior to November 4, 1995. If the Company fails to perform, the Company would be required, pursuant to the prior contract, to pay for approximately 5.1 million tons, that would not be delivered to the Company, at one-half the base price of coal through 2002, at an estimated aggregate cost of $98 million.

     Amendments to transportation agreements have also been executed, effective October 18, 1991, with the Springerville and Irvington rail transportation suppliers which, among other things, reduced the price for coal shipments and limited annual changes in the contract price. As discussed above with respect to the coal contracts, the Springerville amended rail transportation agreement includes provisions which protect the supplier's claims under the original contract in the event the Company does not perform its obligations under the terms of the amended agreement at any time during the four years subsequent to the amendment. If such a failure to perform occurs, the Company would be responsible for approximately $3 million per year to the Springerville transportation supplier at current contract prices. At December 31, 1994, a $3 million accrued liability remained on the Company's Consolidated Balance Sheet which will be forgiven, if all conditions are met during the four years subsequent to amendment of the Springerville agreement.

     The Company's contracts to purchase coal for use at the joint projects in which the Company participates expire at various dates from 2005 to 2017 and, in the aggregate, require the Company to take 1.5 million tons of coal per year at an estimated annual cost of $16 million.

   Fuel Purchase Commitments

     The Company's contracts to purchase coal for use at Springerville, Irvington and each of the joint projects in which the Company participates contain various provisions calling for the payment of a take-or-pay amount, if certain minimum quantities of coal are not scheduled and delivered. The Company's present fuel requirements are generally in excess of the stated take-or-pay minimum amounts; however, from time to time, the Company has purchased spot market alternative fuels or switched fuel burn from one generating station to another in order to achieve lower overall fuel costs, while incurring take-or-pay minimum charges. As a result, the Company incurred take-or-pay minimum charges of approximately $1 million during 1993 and 1992. The Company incurred no take-or-pay charges in 1994.

  COMMITMENTS - ENVIRONMENTAL REGULATION

     In the fall of 1990, Congress adopted certain Federal Clean Air Act Amendments (CAAA) with respect to reductions in sulfur dioxide and nitrogen oxide emissions which will affect the Company's operation. The nitrogen oxide reductions will be based upon EPA regulations expected to be finalized in 1995 for certain boilers and by 1997 for all remaining boilers. In addition, the rules expected to be promulgated in 1995 may be revised in 1997. The required reductions of sulfur dioxide emissions will be implemented in two phases which will be effective in 1995 and 2000, respectively.

     The Company is not affected by the requirements for sulfur dioxide emissions and nitrogen oxide reductions which go into effect in 1995 (Phase
I), but is subject to the requirements that go into effect January 1, 2000 (Phase II). In Phase II, the maximum sulfur dioxide emission rates are set at 1.2 pounds per million BTU. Because of the Company's general use of low-sulfur coal and installed scrubbers at certain units, the Company's coal-fired generating stations already meet the sulfur dioxide emission rate requirements for Phase II. Additionally, further reductions are to be met through a proposed market-based system. Affected Company generating units will be allocated allowances based on required emission reductions and past use. An allowance permits emission of one ton of sulfur dioxide and may be sold. Generating station units must hold allowances equal to their level of emissions or face penalties and a requirement to offset excess tons in future years. On March 23, 1993, the EPA published the final sulfur dioxide allowance allocations for all Phase I and Phase II affected utility units, including the allowances that will be allocated to all Company units. An analysis of the sulfur dioxide allowances that were allocated to the Company shows that the Company would have sufficient allowances to permit normal plant operation and be in compliance with the sulfur dioxide regulations once the Phase II requirements become effective. However, until all the rulemaking regulation processes for implementing the CAAA are completed, the Company is unable to predict the specific impacts of all such amendments.

     The CAAA also require multi-year studies of visibility impairment in specified areas and studies of hazardous air pollutants which relate to the necessity of future regulations of electric utility generating units. Since these activities involve the gathering of information not currently available, the Company cannot predict the outcome of these studies.

     As a result of recent and possible future changes in federal and state environmental laws, regulations and permit requirements, the Company may incur additional costs for the purchase or upgrading of pollution control emission monitoring equipment on existing electric generating facilities and may experience a reduction in operating efficiency. There may be a need for variances from certain environmental standards and operating permit conditions until required equipment and processes for control, handling and disposal of emissions are operational and reliable. Failure to comply with any EPA or state compliance requirements may result in substantial penalties or fines which are provided for by law and which in some cases are mandatory.

     In 1991, the EPA adopted a rule for the reduction of Navajo's sulfur dioxide emissions on an annual averaging basis by 90% to address visibility impairment at Grand Canyon National Park. The Company estimates that its share of the required capital expenditures remaining as of December 31, 1994 relating to the rule's implementation will be approximately $44 million, including AFDC, through 1999.

  CONTINGENCIES

   SDGE/FERC Proceedings

    San Diego Gas & Electric v. Tucson Electric Power Company

     On February 11, 1993, SDGE filed a complaint and motion for summary disposition against the Company and Century before the FERC (San Diego Gas
& Electric Company v. Tucson Electric Power Company and Century Power Corporation, Docket No. EL93-13-000). The complaint alleges that the Company and Century overbilled SDGE during Phases 3 through 5 of the Ten Year Power Sale Agreement (Ten Year Agreement) and requests that the FERC order refunds by the Company of an aggregate amount of approximately $14.5 million, plus interest. On April 23, 1993, the Company filed an answer denying the allegations of the complaint. The matter is pending.

    Alamito Company, Docket No. ER79-97-009

     On September 27, 1993, SDGE filed a motion for decision by the FERC in Alamito Company, Docket No. ER79-97-009. This proceeding involved the proper capital structure and rate of return for rates under which Century Power Corporation (formerly Alamito Company) sold Company system power to SDGE during Phase 5 of the Ten Year Agreement, from June 1, 1987 through May 31, 1989. An initial decision of an administrative law judge in January 1986, found the Company's capital structure was inflated and its return on equity excessive. SDGE claimed that the Company would owe Century on SDGE's behalf up to approximately $12 million plus interest. On October 8, 1993, the Company filed an answer opposing SDGE's motion. It was the Company's position that the FERC's order of July 19, 1991 approving a settlement between SDGE and Century in Docket No. ER79-97-009, as well as the Company's and Century's mutual release of all claims against each other as part of their Financial Restructuring, bars SDGE's claim. On December 23, 1993, the FERC issued an order confirming that the July 19, 1991 order disposed of this case, and denied SDGE's September 27, 1993 motion. On January 21, 1994, SDGE requested rehearing of the FERC's order. That request is pending.

     Based on consultations with counsel, the Company believes that the resolution of the SDGE/FERC Proceedings described herein should not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.

   Tax Assessments

     During the first quarter of 1993, the IRS completed an examination of the Company's consolidated federal income tax returns for tax years 1986 through 1990. The Company has reached a tentative settlement with the IRS, pending final approval, which would result in the Company paying additional taxes and interest, of approximately $5.4 million, as of December 31, 1994.

     The Arizona Department of Revenue has issued transaction privilege tax assessments to the Company for the period November 1985 through May 1993 alleging that Valencia is liable for sales tax on gross income received from coal sales, transportation, and coal-handling services during such period. The Company protested the assessments. On March 11, 1994, the Arizona Tax Court issued a Minute Entry granting Summary Judgment to the Arizona Department of Revenue and upholding the validity of the assessment issued for the period November 1985 through March 1990. The Company appealed this decision to the Court of Appeals.

     Also, the Arizona Department of Revenue has issued transaction privilege tax assessments to the lessors from whom the Company leases certain property alleging sales tax liability on a component of rents paid by the Company on the Springerville Unit 1 Leases, Springerville Common Facilities Leases, Irvington Lease and Valencia Leases. Assessments cover the period August 1, 1988 to September 30, 1993. Under the terms of the lease agreements, if the Arizona Department of Revenue prevails the Company must indemnify the lessors for taxes paid.

     In the opinion of management, the Company has recorded, through the Consolidated Statement of Income (Loss) in current and prior years, a liability for the amount of federal and state taxes and interest thereon which the Company feels is probable of incurrence as of December 31, 1994.
In the event that all or most of the Arizona Department of Revenue's proposed assessments are sustained, additional liabilities would result. Based on the current status of the legal proceedings, the Company believes that the ultimate resolution of such disputes will occur over a period of one and a half to four years. Although it is reasonably possible that the ultimate resolution of such matters could result in a loss of up to approximately $25 million in excess of amounts accrued, management and outside tax counsel believe that the Company has meritorious defenses to mitigate or eliminate the assessed amounts. Based on consultations with counsel, the Company believes that the resolution of the tax matters described herein should not have a material adverse effect on the Company's Consolidated Financial Statements.











NOTE 8.  SCECorp/SCE LITIGATION SETTLEMENT
- ------------------------------------------

     On September 5, 1990, the Company commenced an action against SCECorp and SCE in the Superior Court of California for the County of San Diego. On September 15, 1992, the action was settled. Under the terms of the settlement agreement, SCECorp paid the Company $25 million in settlement of claims of interference with the proposed merger between the Company and SDGE, plus $15 million to cover the Company's litigation and related expenses. Pursuant to the terms of the settlement agreement, the lawsuit was dismissed with prejudice on September 28, 1992. In the Consolidated Statement of Income (Loss) for the year ended December 31, 1992, the proceeds from the settlement agreement are included as a reduction of Other Operations to the extent of litigation expenses incurred by the Company in pursuit of its claim (approximately $12 million as of December 31, 1992) and the remainder of the proceeds are included as Litigation Settlement.

     The Company and SCE also agreed to a ten-year power exchange agreement beginning in 1995. Under the agreement, beginning in 1995 SCE will provide firm system capacity of 110 MW to the Company during summer months, for which the Company will pay an annual capacity charge of approximately $1 million annually increasing to a maximum of approximately $2 million annually. The Company will be entitled to schedule firm energy deliveries from SCE during the summer of up to 36,300 MWh per month, and will be obligated to return to SCE on an interruptible basis the same amount of energy the following winter season.

NOTE 9.  JOINTLY OWNED FACILITIES
- ---------------------------------

     At December 31, 1994, the Company's interests in jointly owned generating and transmission facilities were as follows:

                              Percent      Plant  Construction
                              Owned By      in      Work in    Accumulated
                              Company     Service   Progress   Depreciation
                             ----------- -------- ------------ ------------
                                             - Thousands of Dollars -

 San Juan Units 1 and 2         50.0     $294,156    $ 1,712     $190,721
 Navajo Station                  7.5       77,963      6,524       36,819
 Four Corners Units 4 and 5      7.0       75,725      1,520       47,565
 Transmission Facilities     7.5 to 95.0  204,930      1,166       90,159
                                         --------    -------     --------
     Total                               $652,774    $10,922     $365,264
                                         ========    =======     ========

     The Company has financed or provided funds for the above facilities and its share of operating expenses is included in the Consolidated Statements of Income (Loss).

NOTE 10.  EMPLOYEE BENEFITS PLANS
- ---------------------------------

  PENSION PLANS

     The Company has noncontributory pension plans for all regular employees. Benefits are based on years of service and the employee's average compensation. The Company makes annual contributions to the plans that are not greater than the maximum tax deductible contribution and not less than the minimum funding requirement by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide for both current and future accrued benefits.

     The following table sets forth the plans' funded status and amount recognized in the Company's Consolidated Financial Statements at December 31, 1994 and 1993. The actuarial present value of benefit obligations and reconciliation of funding status at October 1, were as follows:

                                                           1994     1993
                                                         -------- --------
                                                     - Thousands of Dollars -
Accumulated Benefit Obligations
  Vested                                                 $46,679  $51,955
  Non-Vested                                               6,318    6,497
                                                         -------- --------
    Total                                                $52,997  $58,452
                                                         ======== ========


Plan Assets at Fair Value, Principally Equity and
  Fixed Income Securities                                $77,021  $78,478
Projected Benefit Obligations                            (67,393) (78,997)
                                                         -------- --------
Plan Assets in Excess of (Less Than) Projected
  Benefit Obligations                                      9,628     (519)
Unrecognized Net (Gain) Loss from Past Experience        (10,549)     568
Prior Service Cost Not Yet Recognized in Net Periodic
  Pension Cost                                             5,198    5,404
Unrecognized Net Assets at Transition Being Amortized
  Over 15 Years                                           (2,017)  (2,305)
                                                         -------- --------
Prepaid Pension Cost Included in the Balance Sheet       $ 2,260  $ 3,148
                                                         ======== ========


                                                 Years Ended December 31,
                                                  1994     1993     1992
                                                -------- -------- --------
                                                 - Thousands of Dollars -
Components of Net Pension Cost
  Service Cost of Benefits Earned During Period $ 2,680  $ 1,558  $ 1,390
  Interest Cost of Projected Benefit Obligation   5,615    4,689    4,283
  Actual (Gain) Loss on Plan Assets                 492  (14,508)  (4,075)
  Net Amortization and Deferral                  (6,214)  10,187       54
                                                -------- -------- --------
     Net Periodic Pension Cost                  $ 2,573  $ 1,926  $ 1,652
                                                ======== ======== ========


Assumed Rates Used to Determine Pension Cost       1994    1993    1992
                                                   ----    ----    ----
  Discount Rate - Funding Status                   8.5%    7.0%    8.0%
  Average Compensation Increase                    5.0     5.5     5.5
  Expected Long-Term Rate of Return on Plan Assets 9.0     7.5     7.5



  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Health care and life insurance benefits are provided for retired employees. All regular employees may become eligible for those benefits if they reach retirement age while working for the Company. Those and similar benefits are provided through an independent administrator handling health claims and a life insurance company that has premiums based on group rates.

     The Company adopted FAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, in 1993. The accumulated postretirement benefit obligation as of January 1, 1993 of $19 million is being amortized to expense over a twenty-year period, in accordance with the provisions of FAS
106.  The Company recognizes the FAS 106 periodic benefit cost as expense.
In January 1994, the Company was authorized by the ACC to recover through rates the costs of benefits only as payments are made to retired employees; the postretirement benefits are currently funded entirely on a pay-as-you-go basis. Therefore, the Company has not recorded a regulatory asset for the excess of FAS 106 expense over actual benefit payments.

                                                           1994       1993
                                                         ---------  ---------
                                                     - Thousands of Dollars -
Accumulated Postretirement Benefits Obligation
  Retirees                                               $ (5,270)  $ (5,832)
  Fully Eligible Active Plan Participants                  (3,286)    (3,130)
  Other Active Participants                                (9,849)   (11,295)
                                                         ---------  ---------
    Total Accumulated Postretirement Benefits Obligation  (18,405)   (20,257)
Unrecognized Net Gain from Past Experience                 (4,429)      (786)
Unrecognized Portion of the Transition Obligation
  Being Amortized Over 20 Years                            17,247     18,205
                                                         ---------  ---------
Accrued Postretirement Benefit Cost Included in the
  Balance Sheet                                          $ (5,587)   $(2,838)
                                                         =========  =========


                                                           1994       1993
                                                         ---------  ---------
                                                     - Thousands of Dollars -
Components of Net Postretirement Benefit Cost
  Service Cost of Benefits Earned During Period          $    931   $    950
  Interest Cost of Projected Benefit Obligation             1,395      1,491
  Amortization of the Unrecognized Transition
    Obligation                                                958        958
                                                         ---------  ---------
     Net Periodic Postretirement Benefit Cost            $  3,284   $  3,399
                                                         =========  =========

     The accumulated postretirement benefit obligation was determined using an 8.5% and 7% discount rate for 1994 and 1993, respectively. The health care cost trend rates were assumed to be 10% and 11% for 1994 and 1993, respectively, gradually declining to 5% in 2003 and thereafter. The effect of a one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $2.8 million and the net periodic cost by $0.4 million for the year.

  ADOPTION OF FAS 112

     In January 1994 the Company adopted FAS 112, Employers' Accounting for Postemployment Benefits. Prior to 1994, postemployment benefits other than those related to retirement benefits were recognized on a pay-as-you-go basis. The effect of this change was an increase in postemployment benefits expense of $0.6 million for the year ended December 31, 1994.

  STOCK OPTION PLANS

     On May 20, 1994, the Shareholders of the Company approved two stock option plans, the 1994 Outside Director Stock Option Plan (Directors'
Plan) and the 1994 Omnibus Stock and Incentive Plan (Omnibus Plan).

     The Directors' Plan provides for the annual grant of 6,000 non-qualified stock options to each eligible director. Under the Directors' Plan, the first grant on January 3, 1995 consisted of 48,000 options at an exercise price of $3.125; these options vest ratably and become exercisable in one-third increments on each anniversary date of the grant and expire in 2005.

     The Omnibus Plan allows the Compensation Committee, a committee comprised solely of non-employee directors, to grant any or all of the following types of awards to each eligible employee of the Company: stock options, including incentive stock options, non-qualified stock options and discounted stock options; stock appreciation rights; restricted stock; performance units; performance shares; and dividend equivalents. The total number of shares of the Company's stock which may be awarded under the Omnibus Plan cannot exceed eight million.

     During 1994, the Compensation Committee granted stock options intended to qualify as incentive stock options under the Internal Revenue Code to all employees, with exercise prices of $3.25 - $3.50. The options vest ratably over a three year period, with the first third becoming exercisable in 1995, and expire in 2004. The aggregate number of shares attributable to the 1994 grants is 2,214,205.

    The Company's 1985 Stock Option Plan remains in effect and the options outstanding thereunder, which are fully exercisable, expire in 1995 to 1997. No options were exercised and the Company incurred no expense for the 1985 Plan during 1992 through 1994. The following summarizes the stock option transactions during the period December 31, 1992 through December 31, 1994:

                                                 Number of     Exercise
                                                  Options       Price
                                                  -------    -----------
Options Outstanding, December 31, 1992 and 1993:
  1985 Plan - Primary                             23,750  $40.375 to $58.625
              Dividend Equivalents                14,053          ---
Granted During 1994:
  1994 Omnibus Plan                            2,214,205    $3.25 to $3.50
                                               ---------
Options Outstanding, December 31, 1994         2,252,008
                                               =========




NOTE 11.  QUARTERLY FINANCIAL DATA (unaudited)
- ----------------------------------------------

                                       First    Second     Third    Fourth
                                     --------- --------- --------- ---------
                                             - Thousands of Dollars -
                                              (except per share data)
1994
Operating Revenue                    $146,579  $171,097  $220,486  $153,311
Operating Income                        8,259    27,951    64,310    13,882
Net Income (Loss)                     (14,580)    4,432    40,688    (9,800)
Net Income (Loss) per Average Share     (0.09)     0.03      0.25     (0.06)


1993
Operating Revenue                    $136,149  $148,349  $189,432  $150,209
Operating Income                        4,511    14,179    44,902    20,354
Income (Loss) from
 Continuing Operations                (18,522)   (7,978)   22,386   (17,702)
Provision for Loss on Disposal of
 Discontinued Operations                    -         -         -    (4,000)
Net Income (Loss)                     (18,522)   (7,978)   22,386   (21,702)
Net Income (Loss) per Average Share
  Continuing Operations                 (0.12)    (0.05)     0.14     (0.11)
  Provision for Loss on Disposal of
   Discontinued Operations                  -         -         -     (0.02)
    Total Net Income (Loss) per
     Average Share                      (0.12)    (0.05)     0.14     (0.13)

     Due to seasonal fluctuations in sales, recognition of regulatory disallowances and adjustments, and provisions for loss on discontinued operations, the quarterly results are not indicative of annual operating results. See Notes 2 and 5 regarding significant adjustments which were recorded during the fourth quarter of 1993.


     Beginning in the fourth quarter of 1994, state and city sales taxes and similar taxes collected on revenues were removed from Operating Revenues and Taxes Other Than Income Taxes on the Consolidated Statement of Income (Loss). See Note 1. The tax amounts reclassified were as follows:

                                       First    Second     Third    Fourth
                                     --------- --------- --------- ---------
                                             - Thousands of Dollars -
1994
Operating Revenue - Historical       $155,475  $180,671  $234,083       N/A
Total Taxes Reclassified               (8,896)   (9,574)  (13,597)      N/A
                                     --------- --------- --------- ---------
Operating Revenue - Restated         $146,579  $171,097  $220,486       N/A
                                     ========= ========= ========= =========

1993
Operating Revenue - Historical       $144,424  $157,434  $201,204  $159,375
Total Taxes Reclassified               (8,275)   (9,085)  (11,772)   (9,166)
                                     --------- --------- --------- ---------
Operating Revenue - Restated         $136,149  $148,349  $189,432  $150,209
                                     ========= ========= ========= =========


NOTE 12.  SUPPLEMENTAL CASH FLOW INFORMATION
- --------------------------------------------

     For purposes of this statement, the Company defines Cash and Cash Equivalents as cash (unrestricted demand deposits) and all highly liquid investments purchased with a maturity of three months or less related to all of the Company's operations, including discontinued operations (see below). A reconciliation of net income (loss) to net cash flows from operating activities for the three years ended December 31, 1994 follows:

                                              1994        1993        1992
                                           ----------  ----------  ----------
                                                - Thousands of Dollars -

Income (Loss) from Continuing Operations   $  20,740   $ (21,816)  $ (79,022)
Adjustments to Reconcile Income (Loss) from
 Continuing Operations to Net Cash Flow
  Depreciation Expense                        89,905      74,184      69,445
  Capital Lease Rent Expense                       -           -      13,161
  Taxes Accrued                                8,946      (2,303)      6,578
  Deferred Income Taxes and Investment
   Tax Credits - Net                          (4,911)     (5,277)    (11,194)
  Deferred Fuel and Purchased Power            7,359      10,716       7,030
  Litigation Settlements - Net                     -      (5,000)     (5,000)
  Lease Payments Deferred                     32,024      29,870      10,830
  Deferred Springerville Unit 2 Costs         (1,133)     (5,359)     (4,143)
  Regulatory Disallowances and
   Adjustments, Net of Amortization          (13,977)      5,629      (4,501)
  Loss on Financial Restructuring                  -           -      26,669
  Payments Withheld due to Payment
   Moratorium                                      -           -      46,665
  Other                                         (506)        314      13,188
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable - Other                 (375)      1,119       4,526
    Materials and Fuel                           343       6,484        (629)
    Unbilled Revenues                            625      (1,438)       (631)
    Other Current Assets and Liabilities         601      (2,029)      3,034
    Other Deferred Assets and Liabilities      3,975       4,237      (7,376)
                                           ----------  ----------  ----------
Net Cash Flows - Continuing Operating
 Activities                                $ 143,616   $  89,331   $  88,630
                                           ==========  ==========  ==========

     Non-cash capital transactions and financing activities of the Company that affected recognized assets and liabilities but did not result in cash receipts or payments during the three years ended December 31, 1994 were:

                                              1994        1993        1992
                                           ----------  ----------  ----------
                                                - Thousands of Dollars -

Capital Lease Obligations                  $   8,107   $  10,523   $ 926,169
Acquisition of Leased Assets                       -       3,385     883,607
Issuance of Common Stock and Warrants              -           -     197,128
Acquisition of Springerville Assets                -           -      30,645


 ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 DIRECTORS

     Information concerning Directors is contained under Election of Directors in the Company's Proxy Statement relating to the 1995 Annual Meeting of Shareholders, which information is incorporated herein by reference.

 EXECUTIVE OFFICERS

     Executive Officers of the Company who are elected annually by the Company's Board of Directors, are as follows:

                                                             Executive

Officer
Name                      Age           Title                              Since

Charles E. Bayless        52           Chairman of the
                                       Board, President and
                                       Chief Executive Officer (a)         1989

Ira R. Adler              44           Senior Vice President and
                                       Chief Financial Officer (b)         1988

James S. Pignatelli       51           Senior Vice President
                                       - Business Development (c)          1994

Thomas A. Delawder        48           Vice President
                                       - Energy Resources (d)              1985

Gary L. Ellerd            44           Vice President
                                       - Operations (e)                    1985

Steven J. Glaser          37           Vice President - Wholesale
                                       /Retail Pricing and
                                       System Planning (f)                 1994

Thomas N. Hansen          44           Vice President
                                       - Technical Advisor (g)             1992

Karen G. Kissinger        40           Vice President
                                       and Controller (h)                  1991

George W. Miraben         53           Vice President
                                       - Human Resources and
                                       Public Affairs (i)                  1990

Dennis R. Nelson          44           Vice President,
                                       General Counsel and
                                       Corporate Secretary (j)             1991

Gerald A. O'Brien         53          Vice President
                                      - Customer Services & Marketing (k)  1990

Romano Salvatori          57          Vice President
                                      - Independent Power (l)              1994

Susan R. Wallach          47          Vice President
                                      - Business Development (m)           1990

Kevin P. Larson           38          Treasurer (n)                        1994

(a) Charles E. Bayless: Mr. Bayless joined the Company as Senior Vice President and Chief Financial Officer in December 1989. He was elected President and Chief Executive Officer in July 1990 and was elected to the Board of Directors in June 1990. On January 28, 1992, Mr. Bayless was named Chairman of the Board of Directors. Prior to joining the Company, he was Senior Vice President and Chief Financial Officer of Public Service Company of New Hampshire from 1981 through 1989.

(b) Ira R. Adler: Mr. Adler joined the Company in 1986 as Manager of Financial Planning. In 1987 he was elected as Vice President and Treasurer of TRI, one of the Company's investment subsidiaries, from which position he resigned in October 1988, when he was elected Treasurer of the Company. He was elected Vice President - Finance and Treasurer in July 1989 and was elected Senior Vice President and Chief Financial Officer in July 1990 and President of TRI and SRI in April 1992. Prior to joining the Company, he was Vice President - Finance of US WEST Financial Services, Inc.

(c) James S. Pignatelli: Mr. Pignatelli joined the Company as Senior Vice President in August 1994. Prior to joining the Company, he was President and Chief Executive Officer from 1988 to 1993 of Mission Energy Company, a subsidiary of SCE Corp.

(d) Thomas A. Delawder: Mr. Delawder joined the Company in 1974 and thereafter served in various engineering and operations positions. In April 1985 he was named Manager, Systems Operations and was elected Vice President - Power Supply and System Control in November 1985. In February 1991, he became Vice President
- - Engineering and Power Supply and in January 1992 he became Vice President - System Operations. In 1994, he became Vice President - Energy Resources.

(e) Gary L. Ellerd: Mr. Ellerd joined the Company as Vice President and Controller in January 1985. He was elected Vice President - Services and Chief Information Officer in January 1991 and in January 1992 he became Vice President
- - Corporate Information Services and Chief Information Officer. In 1994, he was named Vice President - Retail Customers. In 1995, he was named Vice President
- - Operations.

(f) Steven J. Glaser: Mr. Glaser joined the Company in 1990 as a Senior Attorney in charge of Regulatory Affairs. He was Manager of the Company's Legal department from 1992 to 1994, and Manager of Contracts and Wholesale Marketing from 1994 until elected Vice President - Business Development. In 1995, he was named Vice President - Wholesale/Retail Pricing and System Planning.

(g) Thomas N. Hansen: Mr. Hansen joined the Company in December 1992 as Vice President - Power Production. Prior to joining the Company, Mr. Hansen was Century's Vice President - Operations from 1989 and Plant Manager at Springerville from 1987 through 1988. In 1994, he was named Vice President - Technical Advisor.

(h) Karen G. Kissinger: Ms. Kissinger joined the Company as Vice President and Controller in January 1991. Prior to joining the Company, she was a Manager with Deloitte & Touche from 1986 through 1989 and a Senior Manager through 1990.

(i) George W. Miraben: Mr. Miraben was elected Vice President, Public Affairs, effective March 1990, and named Vice President - Human Resources and Public Affairs in 1994. Prior to joining the Company, he was Director of External Affairs for US WEST Communications' Arizona operation from 1981 through March 1990.

(j) Dennis R. Nelson: Mr. Nelson joined the Company in 1976. He was manager of the Legal Department from 1985 to 1990. He was elected Vice President, General Counsel and Corporate Secretary in January 1991.

(k) Gerald A. O'Brien: Mr. O'Brien joined the Company in 1961. Formerly Manager, Customer and Corporate Services, he was elected Vice President
- - Customer Services and Human Resources in May 1990 and in January 1992 he became Vice President - Customer Operations. In 1994, he was named Vice President - Operations Support. In 1995, he was named Vice President
- - Customer Services & Marketing.

(l) Romano Salvatori: Mr. Salvatori joined the Company as Vice President - Independent Power in December 1994. Prior to joining the Company, he was Deputy General Manager, Power Generation Business Unit and General Manager, Power Generation Strategic Affairs Division of Westinghouse Electric Corporation from 1990 to 1994, and General Manager, Power Generation Commercial Operations Division from 1990 to 1993. In 1995, he was named President of Nations Energy Corporation, in addition to his responsibilities as Vice President - Independent Power.

(m) Susan R. Wallach: Ms. Wallach joined the Company in 1974. Formerly Manager of Accounting Services and Assistant Controller, she was elected Vice President and Treasurer in July 1990. She was named Vice President - Future Marketing/Sales/Planning in 1994. In 1995, she was named Vice President - Business Development.

(n) Kevin P. Larson: Mr. Larson joined the Company in 1985 and thereafter held various positions in its finance department and at the Company's investment subsidiaries. In January 1991, he was elected Assistant Treasurer of the Company and named Manager of Financial Programs. He was elected Treasurer in August 1994.

ITEM 11. - EXECUTIVE COMPENSATION

     Information concerning Executive Compensation is contained under Executive Compensation and Other Information in the Company's Proxy Statement relating to the 1995 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 GENERAL

     At March 6, 1995, the Company had outstanding 160,723,702 shares of Common Stock. As of March 6, 1995, the number of shares of Common Stock beneficially owned by all directors and officers of the Company as a group amounted to less than 1% of the outstanding Common Stock.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Information concerning the security ownership of certain beneficial owners of the Company is contained under Security Ownership of Certain Beneficial Owners in the Company's Proxy Statement relating to the 1995 Annual Meeting of Shareholders, which information is incorporated herein by reference.

 SECURITY OWNERSHIP OF MANAGEMENT

     Information concerning the security ownership of the Directors and Executive Officers of the Company is contained under Security Ownership of Certain Beneficial Owners in the Company's Proxy Statement relating to the 1995 Annual Meeting of Shareholders, which information is incorporated herein by references.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.



                                     PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                Page

(a)  1.   Consolidated Financial Statements as of
          December 31, 1994 and 1993 and for Each
            of the Three Years in the Period Ended
            December 31, 1994.

            Independent Auditors' Report                         27
            Consolidated Statements of Income (Loss)             28
            Consolidated Balance Sheets                          29
            Consolidated Statements of Capitalization            30
            Consolidated Statements of Cash Flows                31
            Consolidated Statements of Changes in Stockholders'
              Equity (Deficit)                                   32
            Notes to Consolidated Financial Statements           33

     2.   Supplemental Consolidated Schedules for the Years
            Ended December 31, 1992 to 1994.


     Schedules I to V, inclusive, are omitted because they are not applicable or not required.

     3.   Exhibits.

     Reference is made to the Exhibit Index commencing on page   60

(b)     Reports on Form 8-K.

     The Company has not filed any Current Reports on Form 8-K during the last quarter of the period covered in this report.




SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TUCSON ELECTRIC POWER COMPANY


Date:  March 8, 1995          By        Ira R. Adler
                                        -----------------------------------
                                        IRA R. ADLER
                                        Senior Vice President and Principal
                                          Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 8, 1995            Charles E. Bayless*
                              -------------------------------------
                              Charles E. Bayless
                              Chairman of the Board, President and
                              Principal Executive Officer



Date:  March 8, 1995            Ira R. Adler
                              ------------------------------------
                              Ira R. Adler
                              Principal Financial Officer



Date:  March 8, 1995            Karen G. Kissinger*
                              ------------------------------------
                              Karen G. Kissinger
                              Principal Accounting Officer



Date:  March 8, 1995            Jose Canchola*
                              ------------------------------------
                              Jose Canchola
                              Director



Date:  March 8, 1995            Kathryn N. Dusenberry*
                              ------------------------------------
                              Kathryn N. Dusenberry
                              Director



Date:  March 8, 1995            John Jeter*
                              ------------------------------------
                              John Jeter
                              Director



Date:  March 8, 1995            R. B. O'Rielly*
                              ------------------------------------
                              R. B. O'Rielly
                              Director



Date:  March 8, 1995            Martha R. Seger*
                              ------------------------------------
                              Martha R. Seger
                              Director



Date:  March 8, 1995            Donald G. Shropshire*
                              ------------------------------------
                              Donald G. Shropshire
                              Director



Date:  March 8, 1995            H. Wilson Sundt*
                              ------------------------------------
                              H. Wilson Sundt
                              Director



Date:  March 8, 1995          By   Ira R. Adler
                                 ---------------------------------
                                 Ira R. Adler
                                  as attorney-in-fact for each
                                  of the persons indicated

                                  EXHIBIT INDEX

*3(a)    --    Restated Articles of Incorporation, filed with the ACC on August
         11, 1994. (Form 10-Q for the quarter ended September 30, 1994, File No. 1-5924--Exhibit 3).)

*3(b)    --    Bylaws of the Registrant, as amended May 20, 1994.  (Form 10-Q for the quarter ended June 30, 1994, File No. 1-5924--Exhibit 3).)

*4(a)(1) --    Indenture dated as of April 1, 1941, to The Chase National Bank of the City of New York, as Trustee. (Form S-7, File No. 2-59906--
         Exhibit 2(b)(1).)

*4(a)(2) --    First Supplemental Indenture, dated as of October 1, 1946. (Form
         S-7, File No. 2-59906--Exhibit 2(b)(2).)

*4(a)(3) --    Second Supplemental Indenture dated as of October 1, 1947.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(3).)

*4(a)(4) --    Third Supplemental Indenture, dated as of April 1, 1949.  (Form
         S-7, File No. 2-59906--Exhibit 2(b)(4).)

*4(a)(5) --    Fourth Supplemental Indenture, dated as of December 1,  1952.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(5).)

*4(a)(6) --    Fifth Supplemental Indenture, dated as of January 1, 1955.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(6).)

*4(a)(7) --    Sixth Supplemental Indenture, dated as of January 1, 1958.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(7).)

*4(a)(8) --    Seventh Supplemental Indenture, dated as of November 1,  1959.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(8).)

*4(a)(9) --    Eighth Supplemental Indenture, dated as of November 1, 1961.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(9).)

*4(a)(10)--    Ninth Supplemental Indenture, dated as of February 20, 1964.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(10).)

*4(a)(11)--    Tenth Supplemental Indenture, dated as of February 1, 1965.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(11).)

*4(a)(12)--    Eleventh Supplemental Indenture, dated as of February 1, 1966.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(12).)

*4(a)(13)--    Twelfth Supplemental Indenture, dated as of November 1, 1969.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(13).)

*4(a)(14)--    Thirteenth Supplemental Indenture, dated as of January 20, 1970.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(14).)

*4(a)(15)--    Fourteenth Supplemental Indenture, dated as of September 1,
         1971. (Form S-7, File No. 2-59906--Exhibit 2(b)(15).)

*4(a)(16)--    Fifteenth Supplemental Indenture, dated as of March 1, 1972.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(16).)

*4(a)(17)--    Sixteenth Supplemental Indenture, dated as of May 1, 1973. (Form
         S-7, File No. 2-59906--Exhibit 2(b)(17).)

*4(a)(18)--    Seventeenth Supplemental Indenture, dated as of November 1,
         1975. (Form S-7, File No. 2-59906--Exhibit 2(b)(18).)

*4(a)(19)--    Eighteenth Supplemental Indenture, dated as of November 1, 1975.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(19).)

*4(a)(20)--    Nineteenth Supplemental Indenture, dated as of July 1, 1976.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(20).)
*4(a)(21)--    Twentieth Supplemental Indenture, dated as of October 1, 1977.
         (Form S-7, File No. 2-59906--Exhibit 2(b)(21).)

*4(a)(22)--    Twenty-first Supplemental Indenture, dated as of November 1,
         1977. (Form 10-K for year ended December 31, 1980, File No. 1-5924--
         Exhibit 4(v).)

*4(a)(23)--    Twenty-second Supplemental Indenture, dated as of January 1,
         1978. (Form 10-K for year ended December 31, 1980, File No. 1-5924--
         Exhibit 4(w).)

*4(a)(24)--    Twenty-third Supplemental Indenture, dated as of July 1, 1980.
         (Form 10-K for year ended December 31, 1980, File No. 1-5924--Exhibit 4(x).)

*4(a)(25)--    Twenty-fourth Supplemental Indenture, dated as of October 1,
         1980. (Form 10-K for year ended December 31, 1980, File No. 1-5924--
         Exhibit 4(y).)

*4(a)(26)--    Twenty-fifth Supplemental Indenture, dated as of April 1, 1981.
         (Form 10-Q for quarter ended March 31, 1981, File No. 1-5924--Exhibit 4(a).)

*4(a)(27)--    Twenty-sixth Supplemental Indenture, dated as of April 1, 1981.
         (Form 10-Q for quarter ended March 31, 1981, File No. 1-5924--Exhibit 4(b).)

*4(a)(28)--    Twenty-seventh Supplemental Indenture, dated as of October 1,
         1981. (Form 10-Q for quarter ended September 30, 1982, File No. 1-5924- -Exhibit 4(c).)

*4(a)(29)--    Twenty-eighth Supplemental Indenture, dated as of June 1, 1990.
         (Form 10-Q for quarter ended June 30, 1990, File No. 1-5924--Exhibit 4(a)(1).)

*4(a)(30)--    Twenty-ninth Supplemental Indenture, dated as of December 1,
         1992.  (Form S-1, Registration No. 33-55732--Exhibit 4(a)(30).)

*4(a)(31)--    Thirtieth Supplemental Indenture, dated as of December 1, 1992.
         (Form S-1, Registration No. 33-55732--Exhibit 4(a)(31).)

*4(b)(1) --    Installment Sale Agreement, dated as of December 1, 1973, among the City of Farmington, New Mexico, Public Service Company of New Mexico and the Registrant. (Form 8-K for the month of January 1974, File No. 0-269--Exhibit 3.)

*4(b)(2) --    Ordinance No. 486, adopted December 17, 1973, of the City of
         Farmington, New Mexico. (Form 8-K for the month of January 1974, File No. 0-269--Exhibit 4.)

*4(c)(1) --    Loan Agreement, dated as of September 15, 1981, between the
         Industrial Development Authority of the County of Apache, Arizona and the Registrant, relating to Floating Rate Monthly Demand Pollution Control Revenue Bonds, 1981 Series B (Tucson Electric Power Company Project). (Form 10-K for year ended December 31, 1981, File No. 1-5924--Exhibit 4(d)(1).)

*4(c)(2) --    Indenture of Trust, dated as of September 15, 1981, between the
         Apache County Authority and Morgan Guaranty Trust Company of New York, authorizing Floating Rate Monthly Demand Pollution Control Revenue Bonds, 1981 Series B (Tucson Electric Power Company Project). (Form 10-K for year ended December 31, 1981, File No. 1-5924--Exhibit 4(d)(2).)

*4(d)(1) --    Second Supplemental Loan Agreement, dated as of October 1, 1981, between the Apache County Authority and the Registrant, relating to Floating Rate Monthly Demand Pollution Control Revenue Bonds, 1981 Series B (Tucson Electric Power Company Project). (Form 10-K for year ended December 31, 1982, File No. 1-5924--Exhibit 4(f)(1).)

*4(d)(2) --    Second Supplemental Indenture, dated as of October 1, 1981, between the Apache County Authority and Morgan Guaranty, relating to Floating Rate Monthly Demand Pollution Control Revenue Bonds, 1981 Series B (Tucson Electric Power Company Project). (Form 10-K for year ended December 31, 1982, File No. 1-5924--Exhibit 4(f)(2).)

*4(d)(3) --    Third Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and the Registrant, relating to Floating Rate Monthly Demand Pollution Control Revenue Bonds, 1981 Series B (Tucson Electric Power Company Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(d)(3).)

*4(d)(4) --    Third Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty, relating to Floating Rate Monthly Demand Pollution Control Revenue Bonds, 1981 Series B (Tucson Electric Power Company Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(d)(4).)

*4(d)(5) --    Fourth Supplemental Indenture of Trust, dated as of March 31,
         1992, between the Apache County Authority and Morgan Guaranty, relating to Pollution Control Revenue Bonds, 1981 Series B (Tucson Electric Power Company Project). (Form S-4, Registration No. 33-52860- -Exhibit 4(d)(5).)

*4(d)(6) --    Fourth Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and the Registrant, relating to Pollution Control Revenue Bonds, 1981 Series B (Tucson Electric Power Company Project). (Form S-4, Registration No. 33-52860--Exhibit 4(d)(6).)

*4(e)(1) --    Loan Agreement, dated as of October 1, 1981, between The
         Industrial Development Authority of the County of Pima, Arizona (the Pima County Authority) and the Registrant, relating to Floating Rate Monthly Demand Pollution Control Revenue Bonds, 1981 Series A (Tucson Electric Power Company Project). (Form 10-K for year ended December 31, 1981, File No. 1-5924--Exhibit 4(f)(1).)

*4(e)(2) --    Indenture of Trust, dated as of October 1, 1981, between the
         Pima County Authority and Morgan Guaranty, authorizing Floating Rate Monthly Demand Pollution Control Revenue Bonds, 1981 Series A (Tucson Electric Power Company Project). (Form 10-K for year ended December 31, 1981, File No. 1-5924--Exhibit 4(f)(2).)

*4(f)(1) --    Loan Agreement, dated as of July 1, 1982, between the Pima
         County Authority and the Registrant, relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company General Project). (Form 10-Q for quarter ended June 30, 1982, File No. 1-5924--Exhibit 4(a).)

*4(f)(2) --    Indenture of Trust, dated as of July 1, 1982, between the Pima
         County Authority and Morgan Guaranty, authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company General Project). (Form 10-Q for quarter ended June 30, 1982, File No. 1-5924--Exhibit 4(b).)

*4(f)(3) --    First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and the Registrant relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company General Project). (Form S-4, Registration No. 33-52860- -Exhibit 4(f)(3).)

*4(f)(4) --    First Supplemental Indenture of Trust, dated as of March 31,
         1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company General Project). (Form S-4, Registration No. 33-52860--Exhibit 4(f)(4).)

*4(g)(1) --    Loan Agreement, dated as of July 1, 1982, between the Pima
         County Authority and the Registrant, relating to Quarterly Tender Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power General Project). (Form 10-Q for quarter ended June 30, 1982, File No. 1-5924--Exhibit 4(c).)

*4(g)(2) --    Indenture of Trust, dated as of July 1, 1982, between the Pima
         County Authority and Morgan Guaranty, authorizing Quarterly Tender Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company General Project). (Form 10-Q for quarter ended June 30, 1982, File No. 1-5924--Exhibit 4(d).)

*4(g)(3) --    First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and the Registrant relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company General Project). (Form S-4, Registration No. 33-52860- -Exhibit 4(g)(3).)

*4(g)(4) --    First Supplemental Indenture of Trust, dated as of March 31,
         1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company General Project). (Form S-4, Registration No. 33-52860--Exhibit 4(g)(4).)

*4(h)(1) --    Loan Agreement, dated as of October 1, 1982, between the Pima
         County Authority and the Registrant relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form 10-Q for quarter ended September 30, 1982, File No. 1-5924--Exhibit 4(a).)

*4(h)(2) --    Indenture of Trust, dated as of October 1, 1982, between the
         Pima County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form 10-Q for quarter ended September 30, 1982, File No. 1-5924--Exhibit 4(b).)

*4(h)(3) --    First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and the Registrant relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form S-4, Registration No. 33-52860--Exhibit 4(h)(3).)

*4(h)(4) --    First Supplemental Indenture of Trust, dated as of March 31,
         1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form S-4, Registration No. 33-52860--Exhibit 4(h)(4).)

*4(i)(1) --    Loan Agreement, dated as of December 1, 1982, between the Pima
         County Authority and the Registrant relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for year ended December 31, 1982, File No. 1-5924--Exhibit 4(k)(1).)

*4(i)(2) --    Indenture of Trust, dated as of December 1, 1982, between the
         Pima County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for year ended December 31, 1982, File No. 1-5924--Exhibit 4(k)(2).)

*4(i)(3) --    First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and the Registrant relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860--Exhibit 4(i)(3).)

*4(i)(4) --    First Supplemental Indenture of Trust, dated as of March 31,
         1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson
         Electric Power Company Projects). (Form S-4, Registration No. 33-52860- -Exhibit 4(i)(4).)

*4(j)(1) --    Loan Agreement, dated as of March 1, 1983, between the Pima
         County Authority and the Registrant relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company General Project). (Form 10-Q for the quarter ended March 31, 1983, File No. 1-5924--Exhibit 4(a).)

*4(j)(2) --    Indenture of Trust, dated as of March 1, 1983, between the Pima
         County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company General Project). (Form 10-Q for the quarter ended March 31, 1983, File No. 1-5924--Exhibit 4(b).)

*4(j)(3) --    First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and the Registrant relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company General Project) (Form S-4 dated October 2, 1992, Registration No. 33-52860--Exhibit 4(j)(3).)

*4(j)(4) --    First Supplemental Indenture of Trust, dated as of March 31,
         1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company General Project) (Form S-4 dated October 2, 1992, Registration No. 33-52860--Exhibit 4(j)(4).)

*4(k)(1) --    Loan Agreement, dated as of December 1, 1983, between the Apache
         County Authority and the Registrant relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(l)(1).)

*4(k)(2) --    Indenture of Trust, dated as of December 1, 1983, between the
         Apache County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(l)(2).)

*4(k)(3) --    First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and the Registrant relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--
         Exhibit 4(k)(3).)

*4(k)(4) --    First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--
         Exhibit 4(k)(4).)

*4(k)(5) --    Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and the Registrant relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(k)(5).)

*4(k)(6) --    Second Supplemental Indenture of Trust, dated as of March 31,
         1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(k)(6).)

*4(l)(1) --    Loan Agreement, dated as of December 1, 1983, between the Apache
         County Authority and the Registrant relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(m)(1).)

*4(l)(2) --    Indenture of Trust, dated as of December 1, 1983, between the
         Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(m)(2).)

*4(l)(3) --    First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and the Registrant relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--
         Exhibit 4(l)(3).)

*4(l)(4) --    First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--
         Exhibit 4(l)(4).)

*4(l)(5) --    Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and the Registrant relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(l)(5).)

*4(l)(6) --    Second Supplemental Indenture of Trust, dated as of March 31,
         1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(l)(6).)

*4(m)(1) --    Loan Agreement, dated as of December 1, 1983, between the Apache
         County Authority and the Registrant relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(n)(1).)

*4(m)(2) --    Indenture of Trust, dated as of December 1, 1983, between the
         Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(n)(2).)

*4(m)(3) --    First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and the Registrant relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--
         Exhibit 4(m)(3).)

*4(m)(4) --    First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--
         Exhibit 4(m)(4).)

*4(m)(5) --    Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and the Registrant relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(m)(5).)

*4(m)(6) --    Second Supplemental Indenture of Trust, dated as of March 31,
         1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(m)(6).)

*4(n)    --    Reimbursement Agreement, dated as of September 15, 1981, as amended, between the Registrant and Manufacturers Hanover Trust Company. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 4(o)(4).)

*4(o)(1) --    Loan Agreement, dated as of December 1, 1985, between the Apache
         County Authority and the Registrant relating to Variable Rate Demand Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924---Exhibit 4(r)(1).)

*4(o)(2) --    Indenture of Trust, dated as of December 1, 1985, between the
         Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924--Exhibit 4(r)(2).)

*4(o)(3) --    First Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and the Registrant relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(o)(3).)

*4(o)(4) --    First Supplemental Indenture of Trust, dated as of March 31,
         1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(o)(4).)

*4(p)(1) --    Loan Agreement, dated as of February 22, 1991, between the
         Industrial Development Authority of the County of Pima and the Registrant, amending and restating the Loan Agreement, dated as of May 1, 1990, relating to Industrial Development Revenue Bonds, 1990 Series A (Tucson Electric Power Company Project). (Form 10-K for the year ended December 31, 1990, File No. 1-5924--Exhibit 4(p)(1).)

*4(p)(2) --    Indenture of Trust, dated as of February 22, 1991, between the
         Industrial Development Authority of the County of Pima and Texas Commerce Bank National Association, amending and restating the Indenture of Trust, dated as of May 1, 1990, authorizing Industrial Development Revenue Bonds, 1990 Series A (Tucson Electric Power Company Project). (Form 10-K for the year ended December 31, 1990, File No. 1-5924--Exhibit 4(p)(2).)

*4(q)    --    Warrant Agreement and Form of Warrant, dated as of December 15,
         1992.  (Form S-1, Registration No. 33-55732--Exhibit 4(q).)

*4(r)(1) --    Indenture of Mortgage and Deed of Trust dated as of December 1,
         1992, to Bank of Montreal Trust Company, Trustee. (Form S-1, Registration No. 33-55732--Exhibit 4(r)(1).)

*4(r)(2) --    Supplemental Indenture No. 1 creating a series of bonds
         designated Second Mortgage Bonds, Collateral Series A, dated as of December 1, 1992. (Form S-1, Registration No. 33-55732-Exhibit 4(r)(2).)

*+10(a)  --    1985 Stock Option Plan of the Registrant. (Form 10-K for the
         year ended December 31, 1985, File No. 1-5924--Exhibit 10(b).)

*+10(b)  --    1987 Phantom Stock Plan of the Registrant. (Form 10-K for the
         year ended December 31, 1987, File No. 1-5924--Exhibit 10(c).)

*10(c)(1)--    Lease Agreements, dated as of December 1, 1984, between Valencia
         Energy Company ("Valencia") and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(1).)

*10(c)(2)--    Guaranty and Agreements, dated as of December 1, 1984, between the Registrant and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(2).)

*10(c)(3)--    General Indemnity Agreements, dated as of December 1, 1984, between Valencia and the Registrant, as Indemnitors; General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and J. C. Penney Company, Inc. as Owner Participants; United States Trust Company of New York, as Owner Trustee; Teachers Insurance and Annuity Association of America as Loan Participant; and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(3).)

*10(c)(4)--    Tax Indemnity Agreements, dated as of December 1, 1984, between
         General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and
         J. C. Penney Company, Inc., each as Beneficiary under a separate Trust Agreement dated December 1, 1984, with United States Trust of New York as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee, Lessor, and Valencia, Lessee, and the Registrant, Indemnitors. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(4).)

*10(c)(5)--    Amendment No. 1, dated December 31, 1984, to the Lease
         Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(5).)

*10(c)(6)--    Amendment No. 2, dated April 1, 1985, to the Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(6).)

*10(c)(7)--    Amendment No. 3, dated August 1, 1985, to the Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(7).)

*10(c)(8)--    Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(8).)

*10(c)(9)--    Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with J.
         C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(9).)

*10(c)(10) --   Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(10).)

*10(c)(11) --   Lease Amendment No. 5 and Supplement No. 2, to the Lease
         Agreement, dated July 1, 1986, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J. C. Penney as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(11).)

*10(c)(12) --   Lease Amendment No. 5, to the Lease Agreement, dated June 1,
         1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(12).)

*10(c)(13) --   Lease Amendment No. 5, to the Lease Agreement, dated June 1,
         1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(13).)

*10(c)(14) --   Lease Amendment No. 6, to the Lease Agreement, dated June 1,
         1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J. C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(14).)

*10(c)(15) --   Lease Supplement No. 1, dated December 31, 1984, to Lease
         Agreements, dated December 1, 1984, between Valencia, as Lessee and United States Trust Company of New York and Thomas B. Zakrzewski, as Owner Trustee and Co-Trustee, respectively (document filed relates to General Foods Credit Corporation; documents relating to Harvey Hubbel Financial, Inc. and JC Penney Company, Inc. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860--Exhibit 10(f)(15).)

*10(c)(16) --   Amendment No. 1, dated June 1, 1986, to the General Indemnity
         Agreement, dated as of December 1, 1984, between Valencia and the Registrant, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--
         Exhibit 10(e)(12).)

*10(c)(17) --   Amendment No. 1, dated June 1, 1986, to the General Indemnity
         Agreement, dated as of December 1, 1984, between Valencia and the Registrant, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--
         Exhibit 10(e)(13).)

*10(c)(18) --   Amendment No. 1, dated June 1, 1986, to the General Indemnity
         Agreement, dated as of December 1, 1984, between Valencia and the Registrant, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(14).)

*10(c)(19) --   Amendment No. 2, dated as of July 1, 1986, to the General
         Indemnity Agreement, dated as of December 1, 1984, between Valencia and the Registrant, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(19).)

*10(c)(20) --   Amendment No. 2, dated as of June 1, 1987, to the General
         Indemnity Agreement, dated as of December 1, 1984, between Valencia and the Registrant, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(20).)

*10(c)(21) --   Amendment No. 2, dated as of June 1, 1987, to the General
         Indemnity Agreement, dated as of December 1, 1984, between Valencia and the Registrant, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(21).)

*10(c)(22) --   Amendment No. 3, dated as of June 1, 1987, to the General
         Indemnity Agreement, dated as of December 1, 1984, between Valencia and the Registrant, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(22).)

*10(c)(23) --   Supplemental Tax Indemnity Agreement, dated July 1, 1986,
         between J. C. Penney Company, Inc., as Owner Participant, and Valencia and the Registrant, as Indemnitors. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(15).)

*10(c)(24) --   Supplemental General Indemnity Agreement, dated as of July 1,
         1986, among Valencia and the Registrant, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(16).)

*10(c)(25) --   Amendment No. 1, dated as of June 1, 1987, to the Supplemental
         General Indemnity Agreement, dated as of July 1, 1986, among Valencia and the Registrant, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(25).)

*10(c)(26) --   Valencia Agreement, dated as of June 30, 1992, among the
         Registrant, as Guarantor, Valencia, as Lessee, Teachers Insurance and Annuity Association of America, as Loan Participant, Marine Midland Bank, N.A., as Indenture Trustee, United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee, and the Owner Participants named therein relating to the Restructuring of Valencia's lease of the coal-handling facilities at the Springerville Generating Station. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(26).)

*10(c)(27) --   Amendment, dated as of December 15, 1992, to the Lease
         Agreements, dated December 1, 1984, between Valencia, as Lessee, and United States Trust Company of New York, as Owner Trustee, and Thomas
         B. Zakrzewski, as Co-Trustee.  (Form S-1, Registration No. 33-55732--
         Exhibit 10(f)(27).)

*10(d)(1)--    Lease Agreements, dated as of December 1, 1985, between the
         Registrant and San Carlos Resources Inc. (San Carlos) (a wholly-owned subsidiary of the Registrant) jointly and severally, as Lessee, and Wilmington Trust Company, as Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1985, File No. 1-5924--
         Exhibit 10(f)(1).)

*10(d)(2)--    Tax Indemnity Agreements, dated as of December 1, 1985, between
         Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Finance Co., each as beneficiary under a separate trust agreement, dated as of December 1, 1985, with Wilmington Trust Company, as Owner Trustee, and William J. Wade, as Co-Trustee, and the Registrant and San Carlos, as Lessee. (Form 10-K for the year ended December 31, 1985, File No. 1-5924--Exhibit 10(f)(2).)

*10(d)(3)--    Participation Agreement, dated as of December 1, 1985, among the
         Registrant and San Carlos as Lessee, Philip Morris Credit Corporation, IBM Credit Financing Corporation, and Emerson Finance Co. as Owner Participants, Wilmington Trust Company as Owner Trustee, The Sumitomo Bank, Limited, New York Branch, as Loan Participant, and Bankers Trust Company, as Indenture Trustee. (Form 10-K for the year ended December 31, 1985, File No. 1-5924--Exhibit 10(f)(3).)

*10(d)(4)--    Restructuring Commitment Agreement, dated as of June 30, 1992, among the Registrant and San Carlos, jointly and severally, as Lessee, Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding William J. Wade, as Owner Trustee and Cotrustee, respectively, The Sumitomo Bank, Limited, New York Branch, as Loan Participant and United States Trust Company of New York, as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(g)(4).)

*10(d)(5)--    Lease Supplement No. 1, dated December 31, 1985, to Lease
         Agreements, dated as of December 1, 1985, between the Registrant and San Carlos, jointly and severally, as Lessee Trustee and Co-Trustee, respectively (document filed relates to Philip Morris Credit Corporation; documents relating to IBM Credit Financing Corporation and Emerson Financing Co. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860--Exhibit 10(g)(5).)

*10(d)(6)--    Amendment No. 1, dated as of December 15, 1992, to Lease
         Agreements, dated as of December 1, 1985, between the Registrant and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732--
         Exhibit 10(g)(6).)

*10(d)(7)--    Amendment No. 1, dated as of December 15, 1992, to Tax Indemnity
         Agreements, dated as of December 1, 1985, between Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding Corp., as Owner Participants and the Registrant and San Carlos, jointly and severally, as Lessee. (Form S-1, Registration No. 33-55732--Exhibit 10(g)(7).)

*10(e)(1)--    Amended and Restated Participation Agreement, dated as of
         November 15, 1987, among the Registrant, as Lessee, Ford Motor Credit Company, as Owner Participant, Financial Security Assurance Inc., as Surety, Wilmington Trust Company and William J. Wade in their respective individual capacities as provided therein, but otherwise solely as Owner Trustee and Co-Trustee under the Trust Agreement, and Morgan Guaranty, in its individual capacity as provided therein, but Secured Party. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(1).)

*10(e)(2)--    Lease Agreement, dated as of January 14, 1988, between
         Wilmington Trust Company and William J. Wade, as Owner Trust Agreement described therein, dated as of November 15, 1987, between such parties and Ford Motor Credit Company, as Lessor, and the Registrant, as Lessee. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(2).)

*10(e)(3)--    Tax Indemnity Agreement, dated as of January 14, 1988, between the Registrant, as Lessee, and Ford Motor Credit Company, as Owner Participant, beneficiary under a Trust Agreement, dated as of November 15, 1987, with Wilmington Trust Company and William J. Wade, Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the 10(j)(3).)

*10(e)(4)--    Loan Agreement, dated as of January 14, 1988, between the Pima
         County Authority and Wilmington Trust Company and William J. Wade in their respective individual capacities as expressly stated, but otherwise solely as Owner Trustee and Co-Trustee, respectively, under and pursuant to a Trust Agreement, dated as of November 15, 1987, with Ford Motor Credit Company as Trustor and Debtor relating to Industrial Development Lease Obligation Refunding Revenue Bonds, 1988 Series A (the Registrant's Irvington Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(4).)

*10(e)(5)--    Indenture of Trust, dated as of January 14, 1988, between the
         Pima County Authority and Morgan Guaranty authorizing Industrial Development Lease Obligation Refunding Revenue Bonds, 1988 Series A (Tucson Electric Power Company Irvington Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(5).)

*10(e)(6)--    Lease Amendment No. 1, dated as of May 1, 1989, between the
         Registrant, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-trustee, respectively under a Trust Agreement dated as of November 15, 1987 with Ford Motor Credit Company. (Form 10-K for the year ended December 31,1990, File No. 1-5924--Exhibit 10(i)(6).)

*10(e)(7)--    Lease Supplement, dated as of January 1, 1991, between the
         Registrant, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(i)(8).)

*10(e)(8)--    Lease Supplement, dated as of March 1, 1991, between the
         Registrant, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(i)(9).)

*10(e)(9)--    Lease Supplement No. 4, dated as of December 1, 1991, between the Registrant, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(i)(10).)

*10(e)(10) --   Supplemental Indenture No. 1, dated as of December 1, 1991, between the Pima County Authority and Morgan Guaranty relating to Industrial Lease Development Obligation Revenue Project). (Form 10-K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(i)(11).)

*10(e)(11) --   Restructuring Commitment Agreement, dated as of June 30, 1992, among the Registrant, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and Morgan Guaranty, as Indenture Trustee and Refunding Trustee, relating to the restructuring of the Registrant's lease of Unit 4 at the Irvington Generating Station. (Form S-4, Registration No. 33-52860--Exhibit 10(i)(12).)

*10(e)(12) --   Amendment No. 1, dated as of December 15, 1992, to Amended and
         Restated Participation Agreement, dated as of November 15, 1987, among the Registrant, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, Financial Security Assurance Inc., as Surety, and Morgan Guaranty, as Indenture Trustee. (Form S-1, Registration No. 33-55732--Exhibit 10(h)(12).)

*10(e)(13) --   Amended and Restated Lease, dated as of December 15, 1992, between the Registrant, as Lessee and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732--Exhibit 10(h)(13).)

*10(e)(14) --   Amended and Restated Tax Indemnity Agreement, dated as of
         December 15, 1992, between the Registrant, as Lessee, and Ford Motor Credit Company, as Owner Participant. (Form S-1, Registration No. 33-55732--Exhibit 10(h)(14).)

*10(f)   --    Power Sale Agreement for the years 1990 to 2011, dated as of
         March 10, 1988, between the Registrant and Salt River Project Agricultural Improvement and Power District. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(k).)

*+10(g)(1) --   Employment Agreements between the Registrant and Thomas A.
         Delawder and Gary L. Ellerd. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(l).)

*+10(g)(2) --   Employment Agreements between the Registrant and currently in effect with Ira R. Adler, Charles E. Bayless, Karen G. Kissinger, George W. Miraben, Dennis R. Nelson, Gerald A. O'Brien, Susan R. Wallach, James S. Pignatelli and Steven J. Glaser. (Form 10-K for the year ended December 31, 1989, File No. 1-5924--Exhibit 10(n)(2).)

+10(g)(3)--    Release and Settlement Agreement between the Registrant and
         Frederic N. Finney.

+10(g)(4)--    Release and Settlement Agreement between the Registrant and
         Norman B. Johnsen.

*10(g)(5)--    Letter, dated February 25, 1992, from Dr. Martha R. Seger to the
         Registrant and Capital Holding Corporation. (Form S-4, Registration No. 33-52860--Exhibit 10(k)(4).)

*+10(g)(6) --   Employment Agreement between the Registrant and Thomas N.
         Hansen. (Form 10-K for the year ended December 31, 1993, File No. 1-5924--Exhibit 10(i)(5).)

*10(h)   --    Power Sale Agreement, dated April 29, 1988, for the dates of May
         16, 1990 to December 31, 1995, between the Registrant and Nevada Power Company. (Form 10-K for the year ended December 31, 1988, File No 1-5924--Exhibit 10(m)(2).)

*10(i)   --    Master Restructuring Agreement, dated as of June 30, 1992, among the Registrant, Escavada Company, Gallo Wash Development Company, Valencia, Barclays Bank PLC, New York Branch, as administrative agent and collateral agent and the several banks parties thereto. (Form S-4, Registration No. 33-52860--Exhibit 10(bb).)

*10(j)   --    Amendment No. 1, dated as of December 15 , 1992, to Master
         Restructuring Agreement, dated as of June 30, 1992, among the Registrant, Escavada Company, Gallo Wash Development Company, Valencia, Barclays Bank PLC, New York Branch, as administrative agent and collateral agent and the several banks parties thereto. (Form S-1, Registration No. 33-55732--Exhibit 10(s)(2).)

*10(k)   --    Amendment No. 2, dated as of October 12, 1993, to Master
         Restructuring Agreement, dated as of June 30, 1992, among the Registrant, Escavada Company, Gallo Wash Development Company, Valencia, Barclays Bank PLC, New York Branch, as administrative agent and collateral agent and the several banks parties thereto. (Form 10-K for the year ended December 31, 1993, File No. 1-5924--Exhibit 10(n).)

*10(l)   --    Amendment No. 3, dated as of December 20, 1993, to Master
         Restructuring Agreement, dated as of June 30, 1992, among the Registrant, Escavada Company, Gallo Wash Development Company, Valencia, Barclays Bank PLC, New York Branch, as administrative agent and collateral agent and the several banks parties thereto. (Form 10-K for the year ended December 31, 1993, File No. 1-5924--Exhibit 10(o).)

*10(m)   --    Amendment No. 4, dated as of April 13, 1994, to Master
         Restructuring Agreement, dated as of June 30, 1992, among the Registrant, Escavada Company, Gallo Wash Development Company, Valencia, Barclays Bank PLC, New York Branch, as administrative agent and collateral agent and the several banks parties thereto. (Form 10-Q for the quarter ended June 30, 1994, File No. 1-5924--Exhibit 10(a).)

*10(n)   --    Amendment No. 5, dated as of June 30, 1994, to Master
         Restructuring Agreement, dated as of June 30, 1992, among the Registrant, Escavada Company, Gallo Wash Development Company, Valencia, Barclays Bank PLC, New York Branch, as administrative agent and collateral agent and the several banks parties thereto. (Form 10-Q for the quarter ended June 30, 1994, File No. 1-5924--Exhibit 10(b).)

10(o)    --    Amendment No. 6, dated as of November 1, 1994, to Master
         Restructuring Agreement, dated as of June 30, 1992, among the Registrant, Escavada Company, Gallo Wash Development Company, Valencia, Barclays Bank PLC, New York Branch, as administrative agent and collateral agent and the several banks parties thereto.

*10(p)   --    Deed of Trust, Assignment of Rents and Leases and Security
         Agreement, dated as of June 30, 1992, from San Carlos to Transamerica Title Insurance Company, as trustee for the use and benefit of Barclays Bank PLC, New York Branch, as collateral agent. (Form S-1, Registration No. 33-55732--Exhibit 10(t).)

*10(q)   --    Participation Agreement, dated as of June 30, 1992, among the
         Registrant, as Lessee, various parties thereto, as Owner Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and LaSalle National Bank, as Indenture Trustee relating to the Registrant's lease of Springerville Unit 1. (Form S-1, Registration No. 33-55732--Exhibit 10(u).)

*10(r)   --    Lease Agreement, dated as of December 15, 1992, between the
         Registrant, as Lessee and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732--Exhibit 10(v).)

*10(s)   --    Tax Indemnity Agreements, dated as of December 15, 1992, between the various Owner Participants parties thereto and the Registrant, as Lessee. (Form S-1, Registration No. 33-55732, Exhibit 10(w).)

*10(t)   --    Restructuring Agreement, dated as of December 1, 1992, between the Registrant and Century Power Corporation. (Form S-1, Registration No. 33-55732--Exhibit 10(x).)

*10(u)   --    Voting Agreement, dated as of December 15, 1992, between the
         Registrant and Chrysler Capital Corporation (documents relating to CILCORP Lease Management, Inc., MWR Capital Inc., US West Financial Services, Inc. and Philip Morris Capital Corporation are not filed but are substantially similar). (Form S-1, Registration No. 33-55732--
         Exhibit 10(y).)

*10(v)   --    Wholesale Power Supply Agreement between the Registrant and
         Navajo Tribal Utility Authority dated January 5, 1993. (Form 10-K for the year ended December 31, 1992, File No. 1-5924--Exhibit 10(t).)

11    -- Statement re computation of per share earnings.

21    -- Subsidiaries of the Registrant.

23    -- Consents of experts and counsel.

24    -- Power of Attorney.

27    -- Financial Data Schedule.

(*)Previously filed as indicated and incorporated herein by reference. (+)Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(10)(iii) of Regulation S-K.