Form 10-Q
period 1995-03-31
TUCSON ELECTRIC POWER CO
filed 1995-05-15
CIK 100122

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

               (Mark One)
[X]                        QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 1995

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

                                 (520) 571-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No _____

     At May 9, 1995, 160,723,702 shares of the registrant's Common Stock, no par value (the only class of Common Stock), were outstanding.




                                TABLE OF CONTENTS

                                                                     Page

Definitions
Independent Accountants' Report

                         PART I - FINANCIAL INFORMATION

Item 1.  --  Financial Statements
     Comparative Condensed Consolidated Statements of Loss
     Comparative Condensed Consolidated Balance Sheets
     Comparative Condensed Consolidated Statements of Cash Flows
     Supplemental Condensed Consolidated Cash Flow Information
     Notes to Condensed Consolidated Financial Statements
     Note 1.  Springerville Unit 2 Deferrals
     Note 2.  Commitments and Contingencies
         Coal and Transportation Contracts
         Tax Assessments
         SDGE/FERC Proceeding
            San Diego Gas & Electric v. Tucson Electric Power Company Alamito Company, Docket No. ER79-97-009
     Note 3.  Consolidated Subsidiaries
     Note 4.  Income Taxes
     Note 5.  Long-Term Debt
     Note 6.  New Accounting Standard

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations
     Overview
     Proposed Holding Company
     Competition
        Wholesale
        Retail
     Accounting for the Effects of Regulation
     Earnings
     Dividends on Common Stock
     Results of Operations
       Results of Utility Operations
         Sales and Revenues
         Operating Expenses
         Other Income
         Interest Expense
     Liquidity and Capital Resources
        Cash Flows

                         PART II - OTHER INFORMATION

Item 1. --  Legal Proceedings
    Tax Assessments
    SDGE/FERC Proceeding
       San Diego Gas & Electric v. Tucson Electric Power Company
       Alamito Company, Docket No. ER79-97-009

Item 6.  --  Exhibits and Reports on Form 8-K

Signature Page

Exhibit Index


                                   DEFINITIONS

The abbreviations and acronyms used in the 1995 First Quarter Form 10-Q are defined below:

ACC                  Arizona Corporation Commission.
Articles             Company's Amended and Restated Articles of Incorporation.
Banks                Various banks with which the Company has credit
relationships.
Board of Directors    The Company's board of directors.
Century                    Century Power Corporation, an indirect subsidiary of
                      Catalyst and formerly known as Alamito Company.
Common Stock         The Company's common stock, without par value.
Company              Tucson Electric Power Company.
Creditors                  Certain of the Company's creditors and lease
                      participants and Century and the Springerville Unit 1
                      Leases' participants.
Energy Act                 The Energy Policy Act of 1992.
FAS 71                     Statement of Financial Accounting Standards #71:
                      Accounting for the Effects of Certain Types of
                      Regulation.
FAS 92                     Statement of Financial Accounting Standards #92:
                      Regulated Enterprises - Accounting for Phase-In Plans.
FAS 101                    Statement of Financial Accounting Standards #101:
                      Regulated Enterprises - Accounting for the
                      Discontinuation of Application of FAS 71.
FERC                 The Federal Energy Regulatory Commission.
Financial Restructuring         The comprehensive restructuring of the
                      Company's obligations to Creditors and the
                      reclassification of all shares of the Company's
                      previously outstanding preferred stock into Common Stock,
                      which closed on December 15, 1992.
First Mortgage Bonds       The Company's first mortgage bonds issued under the
                      General First Mortgage.
General First Mortgage     The Indenture, dated as of April 1, 1941, of Tucson
                      Gas, Electric Light and Power Company to The Chase
                      National Bank of the City of New York, as trustee, as
                      supplemented and amended.
Irvington            Irvington Generating Station.
Irvington Lease      The leveraged lease arrangement relating to Irvington Unit
4.
kWh                  Kilowatt-hour(s).
LOC(s)                     Letter(s) of Credit.
MRA                        The master restructuring agreement between the
                      Company and the Banks which includes the Renewable Term
                      Loan, Revolving Credit and certain replacement
                      reimbursement agreement.
MSR                  Modesto, Santa Clara and Redding Public Power Agency.
MW                   Megawatt(s).
Nations Energy       Nations Energy Corporation, a wholly-owned subsidiary of
the Company.
1994 Rate Order            The ACC's January 11, 1994, Rate Order concerning an
                      increase in the Company's retail base rates and certain
                      regulatory write-offs.
P&M                        Pittsburg & Midway Coal Mining Co.
PURPA                      The Public Utility Regulatory Policies Act of 1978,
                      as amended.
RTGs                       Regional Transmission Groups.
Renewable Term Loan        The credit facility that replaces the Term Loan
                      pursuant to the MRA Sixth Amendment, dated as of November
                      1, 1994, and completed March 7, 1995.
Revolving Credit           The $50 million revolving credit facility entered
                      into between a syndicate of banks party to the
                      Restructuring and the Company, as part of the
                      Restructuring.
San Juan             The Company's 50% ownership in San Juan Generating Station
Units 1 and 2.
SDGE                 San Diego Gas & Electric Company.
SEC                  Securities and Exchange Commission.
Shareholders         The Company's existing holders of Common Stock.
Springerville        Springerville Generating Station.
Springerville Unit 1 Leases     The leveraged lease arrangement pursuant to
                      which Century leased Springerville Unit 1 through
                      December 15, 1992 and the Company leases Springerville
                      Unit 1 subsequent to December 15, 1992.
SWRTA                      Southwest Regional Transmission Association.

                                   DEFINITIONS
                                   (concluded)


Term Loan                  The $243.4 million original principal amount term
                      loan provided by a syndicate of certain Banks as part of the Financial Restructuring.
Valencia Leases            Valencia's leveraged lease arrangement relating to
                      the coal handling facilities serving Springerville.
WRTA                       Western Regional Transmission Association.



INDEPENDENT ACCOUNTANTS' REPORT




Tucson Electric Power Company:

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and subsidiaries (the Company) as of March 31, 1995 and the related condensed consolidated statements of loss, and cash flows for the three-months ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

As discussed in Note 1 (and Note 2 to the annual financial statements for the year ended December 31, 1994 (not presented herein)), the timing of the recovery of the costs associated with 37.5% of Springerville Unit 2 cannot presently be determined because the Company has not yet received rate relief for such costs.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of the Company as of December 31, 1994 and the related consolidated statements of income (loss), cash flows, and changes in stockholders' equity (deficit) for the year then ended (not presented herein); and in our report dated January 31, 1995 (March 7, 1995 as to Note 6) (which includes an explanatory paragraph relating to the timing of the recovery of the costs associated with 37.5% of Springerville Unit 2 which cannot presently be determined), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Tucson, Arizona
May 8, 1995


                              PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

     The March 31 condensed consolidated financial statements are unaudited but reflect all normal recurring accruals and other adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods covered. Due to seasonal fluctuations in sales, the quarterly results are not indicative of annual operating results. Also see
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations.
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                                                       Three Months Ended
                                                            March 31,
                                                         1995       1994
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $118,187    $115,742
 Amortization of MSR Option Gain Regulatory Liability    5,013       5,013
 Other Utilities                                        19,545      25,824
                                                      ---------   ---------
    Total Operating Revenues                           142,745     146,579
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               45,716      52,275
 Capital Lease Expense                                  23,443      23,102
 Amortization of Springerville Unit 1 Allowance         (7,108)     (6,551)
 Other Operations                                       24,820      24,135
 Maintenance and Repairs                                10,683       9,150
 Depreciation and Amortization                          22,886      21,933
 Taxes Other Than Income Taxes                          15,557      14,276
                                                      ---------   ---------
    Total Operating Expenses                           135,997     138,320
                                                      ---------   ---------
      Operating Income                                   6,748       8,259
                                                      ---------   ---------

Other Income
 Gains on Sales of Securities                            2,958           -
 Interest Income                                         2,721       1,051
 Other                                                   1,098       1,692
                                                      ---------   ---------
    Total Other Income                                   6,777       2,743
                                                      ---------   ---------

Interest Expense
 Long-Term Debt - Net                                   18,378      15,801
 Regulatory Interest                                     8,345       8,234
 Other                                                   2,039       1,746
 Allowance for Borrowed Funds Used During Construction    (277)       (199)
                                                      ---------   ---------
    Total Interest Expense                              28,485      25,582
                                                      ---------   ---------

Net Loss                                              $(14,960)   $(14,580)
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)       160,724     160,724
                                                      =========   =========


Net Loss per Average Share                            $  (0.09)   $  (0.09)
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.


COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                    March 31, December 31,
                                                       1995        1994
                                                   - Thousands of Dollars -

Utility Plant
  Plant in Service                                  $2,059,938  $2,053,123
  Utility Plant Under Capital Leases                   893,064     893,064
  Construction Work in Progress                         46,591      40,870
                                                    ----------- -----------
    Total Utility Plant                              2,999,593   2,987,057
  Less Accumulated Depreciation and Amortization      (809,101)   (791,617)
  Less Accumulated Amortization of Capital Leases      (28,830)    (25,595)
  Less Allowance for Springerville Unit 1             (162,361)   (162,423)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,999,301   2,007,422
                                                    ----------- -----------

Investments
  Investments and Other Property                        18,863       4,307
  Net Assets of Discontinued Operations                      -       8,685
                                                    ----------- -----------
    Total Investments                                   18,863      12,992
                                                    ----------- -----------

Current Assets
  Cash and Cash Equivalents                            143,557     233,300
  Accounts Receivable                                   49,717      66,332
  Materials and Fuel                                    46,235      36,109
  Deferred Income Taxes - Current                       13,671      12,870
  Other                                                  9,525       8,376
                                                    ----------- -----------
    Total Current Assets                               262,705     356,987
                                                    ----------- -----------

Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        141,518     143,372
  Deferred Common Facility Costs                        65,208      65,843
  Deferred Springerville Unit 2 Costs                   51,744      54,983
  Deferred Lease Expense                                23,955      25,228
  Deferred Fuel and Purchased Power Expense              4,115       5,872
  Other Deferred Regulatory Assets                       9,166       9,362
Deferred Debits - Other                                 16,326      17,532
                                                    ----------- -----------
    Total Deferred Debits                              312,032     322,192
                                                    ----------- -----------
Total Assets                                        $2,592,901  $2,699,593
                                                    =========== ===========




See Notes to Condensed Consolidated Financial Statements.




COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND OTHER LIABILITIES
                                                    March 31, December 31,
                                                       1995        1994
                                                   - Thousands of Dollars -
Capitalization
  Common Stock                                      $  645,479  $  645,479
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (696,315)   (681,355)
                                                    ----------- -----------
  Common Stock Deficit                                 (57,193)    (42,233)
  Capital Lease Obligations                            924,241     922,735
  Long-Term Debt                                     1,296,935   1,381,935
                                                    ----------- -----------
    Total Capitalization                             2,163,983   2,262,437
                                                    ----------- -----------

Current Liabilities
  Short-Term Debt                                       12,039           -
  Current Maturities of Long-Term Debt                  11,015      17,167
  Accounts Payable                                      46,555      39,777
  Interest Accrued                                      42,089      59,480
  Taxes Accrued                                         31,798      29,215
  Accrued Employee Expenses                              6,050      15,247
  Current Obligations Under Capital Leases              12,426      12,803
  Other                                                  8,899       6,624
                                                    ----------- -----------
    Total Current Liabilities                          170,871     180,313
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  MSR Option Gain Regulatory Liability                  37,500      41,214
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 23,216      24,368
  Deferred Income Taxes - Noncurrent                   163,288     164,341
  Other                                                 34,043      26,920
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       258,047     256,843
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,592,901  $2,699,593
                                                    =========== ===========












See Notes to Condensed Consolidated Financial Statements.




COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                         1995       1994
                                                     -Thousands of Dollars-
Cash Flows from Continuing Operating Activities
  Cash Receipts from Retail Customers                 $137,231    $133,239
  Cash Receipts from Other Utilities                    25,476      27,572
  Fuel and Purchased Power Costs Paid                  (37,246)    (43,150)
  Wages Paid, Net of Amounts Capitalized               (23,962)    (12,036)
  Payment of Other Operations and Maintenance Costs    (20,044)    (18,708)
  Capital Lease Interest Paid                          (37,912)    (37,915)
  Interest Paid, Net of Amounts Capitalized            (17,119)    (13,381)
  Taxes Paid, Net of Amounts Capitalized               (26,293)    (10,613)
  Interest Received                                      2,919       1,036
                                                      ---------   ---------
    Net Cash Flows - Continuing Operating Activities     3,050      26,044
                                                      ---------   ---------

Net Cash Flows - Discontinued Operations                     -       7,843
                                                      ---------   ---------

Cash Flows from Capital Transactions
  Construction Expenditures                            (14,577)    (15,817)
  Other                                                  2,768          (3)
                                                      ---------   ---------
    Net Cash Flows - Capital Transactions              (11,809)    (15,820)
                                                      ---------   ---------

Cash Flows from Financing Activities
  Payments to Retire Long-Term Debt                    (35,492)       (303)
  Payments on Renewable Term Loan                      (55,660)          -
  Payments to Retire Capital Lease Obligations          (4,911)     (6,302)
  Other                                                    227         118
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (95,836)     (6,487)
                                                      ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents  (104,595)     11,580
Cash and Cash Equivalents, Beginning of Year *         248,152     161,996
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period **           $143,557    $173,576
                                                      =========   =========



* Beginning of year balance includes cash and cash equivalents from discontinued operations of $14,852,000 for 1995 and $22,179,000 for 1994.
** End of period balance includes cash and cash equivalents from discontinued operations of $30,022,000 for 1994.


See Notes to Condensed Consolidated Financial Statements.





SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION


                                                       Three Months Ended
                                                            March 31,
                                                         1995       1994
                                                     -Thousands of Dollars-

Net Loss                                              $(14,960)   $(14,580)
Adjustments to Reconcile Net Loss
 to Net Cash Flows
  Depreciation and Amortization Expense                 22,886      21,933
  Taxes Accrued                                          2,583      14,972
  Deferred Investment Tax Credits                       (1,152)     (1,303)
  Deferred Fuel and Purchased Power                      1,757       2,086
  Lease Payments Deferred                               (9,006)     (9,503)
  Deferred Springerville Unit 2 Costs                     (278)       (320)
  Amortization of Regulatory Adjustments                (3,776)     (3,330)
  Other                                                 (1,088)        (97)
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable - Other                          5,993       2,068
    Materials and Fuel                                 (10,095)     (2,017)
    Unbilled Revenues                                    4,893       5,086
    Other Current Assets and Liabilities                 3,689       9,622
    Other Deferred Assets and Liabilities                1,604       1,427
                                                      ---------   ---------
Net Cash Flows - Continuing Operating Activities      $  3,050    $ 26,044
                                                      =========   =========























See Notes to Condensed Consolidated Financial Statements.





NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

NOTE 1.  SPRINGERVILLE UNIT 2 DEFERRALS
- ---------------------------------------

     The Company is not presently recovering through retail rates the depreciation, property taxes, operating and maintenance expenses other than fuel, or interest costs associated with the 37.5% of Springerville Unit 2 capacity which is currently not deemed by the ACC to be used and useful for the retail jurisdiction and therefore is not in rate base (hereinafter referred to as "retail excess capacity deferrals"). These expenses are being expensed as incurred. However, the 1994 Rate Order permits such costs to be deferred for future recovery over the remaining useful life of Springerville Unit 2. This phase-in plan does not qualify under FAS 92 and, therefore, such retail excess capacity deferrals, while deferred for regulatory purposes, cannot be deferred for financial reporting purposes. Such retail excess capacity deferrals totaled $1 million during the three months ended March 31, 1995, bringing the total to $64 million at March 31, 1995. Either inclusion in costs recoverable through retail rates or additional wholesale sales at sufficient prices of an equivalent amount of capacity (or a combination thereof) will be required to recover these retail excess capacity deferrals.

     In addition, the Company is not presently recovering through retail rates 37.5% of the deferred Springerville Unit 2 rate synchronization costs ($27 million at March 31, 1995), which were non-fuel costs of Springerville Unit 2 incurred from January 1, 1991 through October 14, 1991. This amount, together with the balance of such costs ($25 million at March 31, 1995) that the Company is presently recovering through rates, are reported in the Company's Condensed Consolidated Balance Sheet as Deferred Springerville Unit 2 Costs.

     The 1994 Rate Order provided that the rate synchronization and retail excess capacity deferrals associated with the 37.5% of Springerville Unit 2 capacity not found to be used and useful for the retail jurisdiction will continue to incur an interest charge of 7.19% until authorized to be included in rate base or for a period of three years ending in 1997, whichever occurs first.

NOTE 2.  COMMITMENTS AND CONTINGENCIES
- --------------------------------------

  Coal and Transportation Contracts

     On October 14, 1991, amendments to the contract with the Springerville coal supplier were entered into, and became effective, which, among other things, reduced the price of coal shipments at Springerville. The amended contract contains provisions which protect the claims of the Springerville coal supplier under the original agreement in the event that the Company does not perform its obligations under the terms of the amended agreement at any time prior to August 23, 1995. If such a failure to perform occurs, the Company would be responsible for approximately $7 million per year in additional payments to the Springerville coal supplier. Also, at March 31, 1995, a $3 million accrued liability remained on the Company's Condensed Consolidated Balance Sheet which will be forgiven if all conditions are met during the four years subsequent to the amendment of the Springerville coal agreement.

     The Company has contracted with P&M to supply coal to Irvington. Originally, all units at Irvington were scheduled to be converted and coal supplies were contracted for those units. The original contract required annual minimum quantities of 650,000 tons. However, the conversion of Units 1, 2 and 3 at Irvington was canceled. The then-existing P&M contract contained minimum take-or-pay provisions which required the Company to pay one-half of the base price of coal for any contract quantities not scheduled and delivered. On November 5, 1991, amendments to the contract with P&M were entered into and became effective, which, among other things, substantially reduced the minimum annual coal quantities to levels which the Company estimates can be utilized by Irvington Unit 4 alone (Irvington Unit 4 is expected to burn approximately 225,000 tons of coal per year) and extended the expiration date of the agreement from 2002 to 2015. Additionally, to satisfy an unpaid $8 million 1990 penalty, the amendments provided for P&M to receive either the proceeds from any sale of, or, at P&M's option, the title to, an undeveloped parcel of land (book value of $2 million). P&M has not exercised its option to take title to the land and no sale of the land has occurred. If the Company continues to perform under the amended contract through November 4, 1995, the $8 million penalty which remains an accrued liability on the Company's Condensed Consolidated Balance Sheet at March 31, 1995 will be forgiven. If the Company fails to perform at any time prior to November 4, 1995, the Company would be required, pursuant to the prior contract, to pay for approximately 5.1 million tons, that would not be delivered to the Company, at one-half the base price of coal through 2002, at an estimated aggregate cost of $98 million.

     Amendments to transportation agreements have also been executed, effective October 18, 1991, with the Springerville and Irvington rail transportation suppliers which, among other things, reduced the price for coal shipments and limited annual changes in the contract price. The Springerville amended rail transportation agreement includes provisions which protect the supplier's claims under their original contract in the event the Company does not perform its obligations under the terms of the amended agreement at any time prior to September 19, 1995. If such a failure to perform occurs, the Company would be responsible for approximately $3 million per year to the Springerville transportation supplier at current contract prices. At March 31, 1995, a $3 million accrued liability remained on the Company's Condensed Consolidated Balance Sheet which will be forgiven, if all conditions are met during the four years ending September 19, 1995.

  Tax Assessments

     The Arizona Department of Revenue has issued transaction privilege tax assessments to the Company for the period November 1985 through May 1993 alleging that Valencia is liable for sales tax on gross income received from coal sales, transportation, and coal-handling services to the Company during such period. The Company protested the assessments. On March 11, 1994, the Arizona Tax Court issued a Minute Entry granting Summary Judgment to the Arizona Department of Revenue and upholding the validity of the assessment issued for the period November 1985 through March 1990. The Company appealed this decision to the Court of Appeals. Generally, Arizona law requires payment of the assessment due prior to appealing a decision from the Arizona Tax Court. Accordingly, the Company paid, under protest, a total of $8.4 million of disputed sales tax, interest and penalties, subject to refund in the event the Company prevails. A similar payment of $14.6 million was made on March 9, 1995, subject to refund in the event the Company prevails, relating to taxes assessed from April 1990 through May 1993.

     Also, the Arizona Department of Revenue has issued transaction privilege tax assessments to the lessors from whom the Company leases certain property alleging sales tax liability on a component of rents paid by the Company on the Springerville Unit 1 Lease, Springerville Common Facilities Leases, Irvington Lease and Valencia Lease. Assessments cover the period August 1, 1988 to September 30, 1993. Under the terms of the lease agreements, if the Arizona Department of Revenue prevails the Company must indemnify the lessors for taxes paid.

     In the opinion of management, the Company has recorded, through the Condensed Consolidated Statement of Income (Loss) in current and prior years, a liability for the amount of federal and state taxes and interest thereon for which the Company feels incurrence is probable as of March 31, 1995. In the event that all or most of the Arizona Department of Revenue's proposed assessments are sustained, additional liabilities would result. Based on the current status of the legal proceedings, the Company believes that the ultimate resolution of such disputes will occur over a period of one and a half to four years. Although it is reasonably possible that the ultimate resolution of such matters could result in a loss of up to approximately $25 million in excess of amounts accrued, management and outside tax counsel believe that the Company has meritorious defenses to mitigate or eliminate the assessed amounts. Based on consultations with counsel, the Company believes that the resolution of the tax matters described herein should not have a material adverse effect on the Company's Condensed Consolidated Financial Statements.

  SDGE/FERC Proceedings

   San Diego Gas & Electric v. Tucson Electric Power Company

     On February 11, 1993, SDGE filed a complaint and motion for summary disposition against the Company and Century before the FERC (San Diego Gas & Electric Company v. Tucson Electric Power Company and Century Power Corporation, Docket No. EL93-13-000). The complaint alleged that the Company and Century overbilled SDGE during Phases 3 through 5 of the Ten Year Power Sale Agreement (Ten Year Agreement) and requested that the FERC order refunds by the Company of an aggregate amount of approximately $14.5 million, plus interest. On April 23, 1993, the Company filed an answer denying the allegations of the complaint. On May 3, 1995, the FERC issued an order dismissing SDGE's complaint.

   Alamito Company, Docket No. ER79-97-009

     On September 27, 1993, SDGE filed a motion for decision by the FERC in Alamito Company, Docket No. ER79-97-009. This proceeding involved the proper capital structure and rate of return for rates under which Century Power Corporation (formerly Alamito Company) sold Company system power to SDGE during Phase 5 of the Ten Year Agreement, from June 1, 1987 through May 31, 1989. An initial decision of an administrative law judge in January 1986, found the Company's capital structure was inflated and its return on equity excessive. SDGE claimed that the Company would owe Century on SDGE's behalf up to approximately $12 million plus interest. On October 8, 1993, the Company filed an answer opposing SDGE's motion. It was the Company's position that the FERC's order of July 19, 1991 approving a settlement between SDGE and Century in Docket No. ER79-97-009, as well as the Company's and Century's mutual release of all claims against each other as part of their Financial Restructuring, bars SDGE's claim. On December 23, 1993, the FERC issued an order confirming that the July 19, 1991 order disposed of this case, and denied SDGE's September 27, 1993 motion. On January 21, 1994, SDGE requested rehearing of the FERC's order. On May 3, 1995, the FERC issued an order denying SDGE's request for rehearing.

NOTE 3.  CONSOLIDATED SUBSIDIARIES
- ----------------------------------

     As of December 31, 1994, the Company had substantially completed its disposal of discontinued operations. The remaining assets and liabilities are accounted for as a part of continuing operations beginning January 1, 1995 and are included in the Company's condensed consolidated financial statements. For example, Short-Term Debt of $12 million was previously classified as Net Assets of Discontinued Operations.

     In 1995 the Company established Nations Energy Corporation (formerly known as Escalante Resources Inc.) for the purpose of exploring independent power prospects in the domestic and foreign energy markets. The 1995 condensed consolidated financial statements reflect the accounts of Nations Energy, a wholly-owned subsidiary of the Company.

NOTE 4.  INCOME TAXES
- ---------------------

     The income tax benefit included in results of continuing operations for the three months ended March 31, 1995 and 1994 was comprised solely of the amortization of accumulated deferred investment tax credits. The differences between income tax benefit and the amount obtained by multiplying income
(loss) before income taxes by the U.S. statutory federal income tax rate for the three months ended March 31, 1995 and 1994 are as follows:

                                                  Three Months Ended
                                                       March 31,
                                                   1995        1994
                                                 --------    --------
                                                -Thousands of Dollars-

Federal Income Benefit at Statutory Rate         $ 5,639     $ 5,559
  Investment Tax Credit Amortization               1,152       1,303
  Loss for Which No Tax Benefit is Available      (5,639)     (5,559)
                                                 --------    --------
    Total Benefit for Federal and
     State Income Taxes                          $ 1,152     $ 1,303
                                                 ========    ========


     The income tax benefit is included in the Condensed Consolidated Statements of Loss in the following accounts:

                                                  Three Months Ended
                                                       March 31,
                                                   1995        1994
                                                 --------    --------
                                                -Thousands of Dollars-

Operating Expenses - Other Operations            $    22     $    23
Other Income - Other                               1,130       1,280
                                                 --------    --------
  Total Income Tax Benefit                       $ 1,152     $ 1,303
                                                 ========    ========

NOTE 5.  LONG-TERM DEBT
- -----------------------

     The Company reduced its Long-Term Debt as a result of $16 million of first mortgage bond maturities, a $19 million permanent repayment of the Term Loan and a $56 million repayment of the Renewable Term Loan, an amount that can be reborrowed.

NOTE 6.  NEW ACCOUNTING STANDARD
- --------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that an asset be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company anticipates adopting FAS 121 on January 1, 1996, and does not expect the adoption will have a material impact on the Company's financial statements. This conclusion may change in the future depending on the extent that the Company's regulated and non-regulated operations are influenced by an increasingly competitive environment.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following contains information regarding the results of the Company's operations during the first quarter of 1995 compared with the first quarter of 1994, the outlook for dividends on Common Stock, and changes in liquidity and capital resources of the Company during the first quarter of 1995. Also management's expectations of identifiable material trends are discussed.

OVERVIEW

     The Company's capital structure is highly leveraged and the Company's financial prospects and cash flows are subject to significant economic, regulatory and other uncertainties, some of which are beyond the Company's control. These uncertainties include the degree of utilization of capacity through either retail electric service or wholesale sales and the extent to which the Company can alter operations and reduce costs in response to unanticipated economic downturns or industry changes due to continued high financial and operating leverage. The Company's ability to recover the costs of serving retail customers is dependent upon pricing of the Company's services, which requires ACC approval, and the level of sales to such customers. The Company anticipates continued growth in sales over the next five years primarily as a result of anticipated population and economic growth in the Tucson area. However, a number of factors such as changes in economic conditions and the increasingly competitive electric markets could affect the Company's levels of sales.

     Increased revenues, including increases for the recovery of plant and operating costs associated with the remaining 37.5% of Springerville Unit 2, which is not currently included in rate base, may be required in order for the Company to maintain its existing level of liquidity over the longer term as obligations become due. The level of cash flow from wholesale sales is affected generally by factors affecting the market for such sales, including the availability of capacity and energy in the western United States. In addition, because the Company has a significant amount of variable rate debt, the Company's future cash flows are also affected by the level of interest rates. See Liquidity and Capital Resources below.

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

     In addition, the Company's ability to raise capital (through either public or private financings) is limited. The Company's ability to obtain debt financing will be limited by reason of limited free cash flow available to meet additional interest expense and due to the restrictive covenants contained in its obligations to creditors. Further, if the Company is required to refinance its debt obligations in order to repay them when due, such refinancing may be made on terms which are adverse to the Company. Access to equity capital may be limited because of the Company's likely limited future profitability and its inability to pay dividends for the foreseeable future. See Dividends on Common Stock below.

     During the next twelve months, the Company does not expect any need to obtain new debt financing to fund continuing operating activities and construction expenditures. The Company instead expects to rely on internal cash flows, existing cash balances, the Renewable Term Loan and, if necessary, borrowings under a revolving credit line provided under the MRA. At March 31, 1995, the Company's cash balance including cash equivalents was approximately $144 million. Cash balances are invested in investment grade, money-market securities with an emphasis on preserving the principal amount invested.

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

COMPETITION

 WHOLESALE

     Under current law, the Company is not in direct competition with any other regulated electric utility for electric service in the Company's retail service territory. Regardless of such regulation, the Company competes for retail markets against gas service suppliers and others who may provide energy services which would be substitutes for, or bypass of, the Company's services.

     The Company does compete with other utilities, marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. The Company's rates for wholesale sales of capacity and energy, generally, are not permitted to exceed rates determined on a cost of service basis. With respect to long-term firm sales, the Company's wholesale prices are substantially below costs determined on a fully allocated cost of service basis, but, in all instances, prices exceed the level necessary to recover fuel and other variable costs. It is expected that competition to sell capacity will remain vigorous, and that prices will remain depressed for several years, due to increased competition and surplus capacity in the southwestern United States. Competition for the sale of capacity and energy is influenced by many factors, including the availability of capacity of the 3,810 MW Palo Verde nuclear generating station and other generating stations in the southwestern United States, the availability and prices of natural gas and oil, spot energy prices and transmission access. In addition, the Energy Act has promoted increased competition in the wholesale electric power markets.

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

     In late March 1995, the FERC issued two Notices of Proposed Rulemaking
(NOPR). The first NOPR on open access non-discriminatory transmission services by public utilities and transmitting utilities is intended to facilitate competition among suppliers to the bulk power market. If adopted, public utilities would be required to open access to their transmission systems within certain guidelines, and at pre-established tariffs. The second and supplemental NOPR would provide a basis for recovery by regulated public utilities of legitimate and verifiable stranded costs associated with existing wholesale requirements customers and retail customers who become unbundled wholesale transmission customers of the utility.
A final rule on both NOPRs is expected to take effect in  early 1996.

RETAIL

     On the retail level, customers, particularly industrial and large commercial customers, may have the ability to own and operate facilities to generate their own electric energy requirements and, if such facilities are qualifying facilities, to require the displaced electric utility to purchase the output of such facilities at "avoided costs" pursuant to PURPA. Such facilities may be operated by the customers themselves or by other entities engaged for such purpose.

     The Company is active in marketing energy and customizing energy-related services to meet customer needs. In part as a result of such efforts, the Company has to date lost no customers to self-generation. The Company's two mining customers, which provide approximately 11% of the Company's total annual revenues from retail customers, each have considered self-generation. However, following negotiations with the Company in 1993 and 1994, new contracts were executed that included, among other things, rate reductions. These contracts expire after the year 2000, subject to various provisions allowing the customers to terminate partially or entirely, under certain circumstances upon at least one and up to two years prior notice. The ability to enter into or extend contracts, to avoid early termination, and to retain customers will be dependent on, among other things, market conditions and alternatives available to customers from time to time.

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

     In Arizona, the ACC Staff issued its first report on a retail electric competition workshop held in October of 1994. This report is the first in a series of reports that will be issued on various workshops that will be held from time to time to identify and address policy issues related to competition. While other states are considering competition proposals, the ACC effort is designed to obtain information about competition. No specific proposals are currently being considered. The report proposes that Staff develop a comprehensive set of options to better inform the ACC about its choices. Staff recommended that three options be considered: 1) encouraging retail competition, 2) permitting limited retail competition, and 3) discouraging retail competition by prohibiting retail wheeling and allowing distributed energy services. The ACC has also established a working group on retail electric competition. Membership in the working group includes ACC Staff, Arizona utilities, and other interested parties, and the first meeting of the group took place in January 1995. A report from the group is expected by August 1995. The Company cannot predict what the working group will recommend and what, if any, changes in electric regulation and competition will be implemented by the ACC.

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

     If at some future point, the Company determines that it no longer meets the criteria for continued application of FAS 71, the Company would be required to adopt the provisions of FAS 101. Adoption of FAS 101 would require the Company to write off its regulatory assets and liabilities as of the date of adoption of FAS 101 and would preclude the future deferral in the balance sheet of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future. Based on the balances of the Company's regulatory assets and liabilities as of March 31, 1995, the Company estimates that the adoption of FAS 101 would have resulted in an extraordinary loss of $139 million, which includes a reduction for the related deferred income taxes. The Company does not expect that its cash flows would be affected by the adoption of FAS 101. However, as a result of the increase in the Company's accumulated deficit which would result from such loss, the Company's ability to pay dividends could be further impaired.

EARNINGS

     The losses from continuing operations were $15 million and $14.6 million during the first quarter of 1995 and the first quarter of 1994, respectively. The net loss per average share of Common Stock was $0.09 in both the first quarter of 1995 and the first quarter of 1994. The average number of shares was
160.7 million in both periods.

DIVIDENDS ON COMMON STOCK

     The Company does not expect to be able to pay cash dividends on its Common Stock for the foreseeable future. The Company is currently precluded by restrictive covenants in certain debt agreements from declaring or paying dividends. Certain State statutes also limit the Company's ability to pay dividends. No dividends on Common Stock have been declared or paid since 1989.

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

     At March 31, 1995, the Company had no earned surplus (its accumulated deficit on that date was $696 million), and the Company expects limited net earnings for the 1994 and 1995 fiscal years taken together. The Company expects to have no earned surplus for the forseeable future and limited net earnings and cash flow for several years.

     Under applicable provisions of amendments to the Arizona General Corporation Law, which will be effective in 1996, a company will be permitted to make distributions to shareholders unless, after giving effect to such distribution, either (i) the company would not be able to pay its debts as they come due in the usual course of business, or (ii) the company's total assets would be less than the sum of its total liabilities plus the amount necessary to satisfy any liquidation preferences of shareholders with preferential rights.
As of March 31, 1995, the Company's common stock deficit was $57 million.

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













RESULTS OF OPERATIONS

 RESULTS OF UTILITY OPERATIONS

   SALES AND REVENUES

     Comparisons of kilowatt-hour sales and electric revenues are shown below:


                                                       Increase/Decrease
     Three Months Ended March 31      1995      1994    Amount   Percent

     Electric kWh Sales (000):
       Retail Customers          1,493,302   1,466,034    27,268    1.9 %
       Other Utilities             577,343     794,578  (217,235) (27.3)
                                 ---------   ---------  ---------
          Total                  2,070,645   2,260,612  (189,967)  (8.4)
                                 =========   =========  =========

     Electric Revenues (000):
       Retail Customers           $118,187    $115,742   $ 2,445    2.1 %
       Amortization of MSR Option
        Gain Regulatory Liability    5,013       5,013         0    0.0
       Other Utilities              19,545      25,824    (6,279) (24.3)
                                  --------    --------   --------
          Total                   $142,745    $146,579   $(3,834)  (2.6)
                                  ========    ========   ========

     KWh sales to retail customers increased in the first quarter of 1995 compared with the same period in 1994 as a result of growth in the average number of retail customers. There were 295,512 electric customers on average during the first quarter of 1995, a 2.8% increase over the same period of 1994. Revenues from sales to retail customers increased in the first quarter of 1995 due to higher kWh sales discussed above.

     Lower kWh sales to other utilities in the first quarter of 1995 compared with the first quarter of 1994 resulted from lower regional loads due to mild weather conditions and the increased availability of lower cost hydroelectric power in the western United States. Lower revenues from sales to other utilities resulted from lower sales and lower energy prices in the first quarter of 1995 than in the first quarter of 1994.

    OPERATING EXPENSES

     Fuel and purchased power expense decreased in the first quarter of 1995 compared with the same period in 1994 as a result of lower generation requirements.

     Maintenance and repairs expense increased in the first quarter of 1995 compared with the first quarter of 1994 as a result of scheduled overhaul work at Springerville Unit 1 and San Juan.

    OTHER INCOME

     Gains on Sales of Securities increased in the first quarter of 1995 compared with the first quarter of 1994, because of gains realized on sales of certain equity securities by the investment subsidiaries. During the periods when the investment subsidiaries were classified as discontinued operations for financial statement purposes, no income or loss related to discontinued operations were recorded unless the estimates of proceeds from the disposition of investment subsidiary assets changed materially. The Company ceased to account for the investment subsidiaries as discontinued operations as of January 1, 1995.

     Interest income increased as a result of greater balances invested at a higher rate during the first quarter of 1995 than during the first quarter of 1994.

     Other income decreased in the first quarter of 1995 compared with the same period in 1994 in part due to operating expenses relating to Nations Energy and in part due to a decrease in the amortization of investment tax credits.



    INTEREST EXPENSE

     Long-term debt interest expense increased in the first quarter of 1995 compared with the same period in 1994 as a result of higher interest rates on the Company's variable rate debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to generate sufficient cash flows during 1995 to fund its continuing operating activities and construction expenditures. Furthermore, the Company believes it has sufficient cash flow along with adequate cash and temporary investments to meet expected cash obligations for the remainder of 1995. If cash flows were to fall short of expectations, the Company would rely on existing cash balances, the Renewable Term Loan and, if necessary, borrowings under a revolving credit line provided under the MRA.

     The Company's cash and cash equivalents balance at May 9, 1995 was approximately $121 million. Cash balances are invested in investment grade money-market securities with an emphasis on preserving the principal amounts invested.

 CASH FLOWS

     The Company's cash and cash equivalents decreased $30 million or 17%, over the first quarter 1994 ending balance of $174 million, to the first quarter 1995 ending balance of $144 million.

     Net cash flows from continuing operating activities decreased in aggregate $23 million in the first quarter of 1995 compared with the first quarter of 1994 due primarily to a $14.6 million tax payment made by the Company, under protest, to allow the Company to appeal a transaction privilege tax assessment that was upheld by the Arizona Tax Court in 1994; increased wages paid due to one more pay period in the first quarter of 1995 than in the same period in 1994, payments on the 1994 incentive plan and increased employee compensation and pension benefits; and higher interest payments on long-term debt. Such increased cash expenditures were offset during the quarter by higher cash receipts from retail customers, greater interest income received and lower fuel and purchased power expenses.

     Net cash flows from financing activities decreased $89 million in the first quarter of 1995 compared with the same period in 1994 as a result of $16 million of first mortgage bond maturities, a $19 million permanent repayment of the Term Loan and $56 million repayment of the Renewable Term Loan, an amount that can be reborrowed.



                           PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

TAX ASSESSMENTS

     See Note 2 of Notes to Condensed Consolidated Financial Statements, Tax Assessments.

SDGE/FERC PROCEEDINGS

 SAN DIEGO GAS & ELECTRIC V. TUCSON ELECTRIC POWER COMPANY

     See Note 2 of Notes to Condensed Consolidated Financial Statements, San Diego Gas & Electric v. Tucson Electric Power Company.

 ALAMITO COMPANY, DOCKET NO. ER79-97-009

     See Note 2 of Notes to Condensed Consolidated Financial Statements, Alamito Company, Docket No. ER79-97-009.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     15 - Letter regarding unaudited interim financial information. 27 - Financial Data Schedule.


(b)  Reports on Form 8-K.
             - The Company did not file any Current Reports on Form 8-K during the quarter for which this report is filed.





                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TUCSON ELECTRIC POWER COMPANY
                                             (Registrant)


Date:  May 15, 1995                               Ira R. Adler
                                             Ira R. Adler
                                        Senior Vice President and Principal
                                          Financial Officer


                                  EXHIBIT INDEX


     15(a) -   Letter regarding unaudited interim financial information.
     27(a) -   Financial Data Schedule.