Form 10-Q
period 1995-06-30
TUCSON ELECTRIC POWER CO
filed 1995-08-02
CIK 100122

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                  (Mark One)
            [X]           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 1995

                                       OR

            [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

     At July 31, 1995, 160,676,973 shares of the registrant's Common Stock, no par value (the only class of Common Stock), were outstanding.




                                TABLE OF CONTENTS
                                                                     Page

Definitions                                                           ii
Independent Accountants' Report                                        1

                         PART I - FINANCIAL INFORMATION

Item 1.  --  Financial Statements
     Comparative Consolidated Statements of Income (Loss)              2
     Comparative Consolidated Balance Sheets                           3
     Comparative Consolidated Statements of Cash Flows                 4
     Supplemental Consolidated Cash Flow Information                   4
     Notes to Consolidated Financial Statements
     Note 1.  Rate Matters                                             5
     Note 2.  Springerville Unit 2 Deferrals                           5
     Note 3.  Commitments and Contingencies
         Coal and Transportation Contracts                             5
         Tax Assessments                                               6
         SDGE/FERC Proceedings
           San Diego Gas & Electric v. Tucson Electric Power Company   6
           Alamito Company, Docket No. ER79-97-009                     7
     Note 4.  Income Taxes                                             7
     Note 5.  Purchase of Debt Securities                              7

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations
     Overview                                                          8
     Proposed Holding Company                                          8
     Nations Energy Corporation                                        9
     Rate Matters                                                      9
     Competition
        Wholesale                                                     10
        Retail                                                        11
     Accounting for the Effects of Regulation                         11
     Earnings                                                         12
     Dividends on Common Stock                                        12
     Results of Operations
       Results of Utility Operations
         Sales and Revenues                                           13
         Operating Expenses                                           14
         Other Income                                                 14
         Interest Expense                                             14
     Liquidity and Capital Resources                                  14
        Cash Flows                                                    14

                           PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
    SDGE/FERC Proceedings
       San Diego Gas & Electric v. Tucson Electric Power Company      16
       Alamito Company, Docket No. ER79-97-009                        16

Item 4. -- Submission of Matters to a Vote of Security Holders        16

Item 6. --  Exhibits and Reports on Form 8-K                          16

Signature Page                                                        17

Exhibit Index                                                         18



                                   DEFINITIONS

The abbreviations and acronyms used in the 1995 Second Quarter Form 10-Q are defined below:

ACC                  Arizona Corporation Commission.
Articles             Company's Amended and Restated Articles of Incorporation.
Banks                Various banks with which the Company has credit
                      relationships.
Board of Directors   The Company's board of directors.
Century              Century Power Corporation, an indirect subsidiary of
                      Catalyst and formerly known as Alamito Company.
Common Stock         The Company's common stock, without par value.
Company              Tucson Electric Power Company.
Creditors            Certain of the Company's creditors and lease
                      participants and Century and the Springerville Unit 1 Leases participants.
Energy Act           The Energy Policy Act of 1992.
FAS 71               Statement of Financial Accounting Standards #71:
                      Accounting for the Effects of Certain Types of
                      Regulation.
FAS 92               Statement of Financial Accounting Standards #92:
                      Regulated Enterprises - Accounting for Phase-In Plans.
FAS 101              Statement of Financial Accounting Standards #101:
                      Regulated Enterprises - Accounting for the
                      Discontinuation of Application of FAS 71.
FERC                 The Federal Energy Regulatory Commission.
Financial
 Restructuring       The comprehensive restructuring of the Company's
                      obligations to Creditors and the reclassification of all shares of the Company's previously outstanding preferred stock into Common Stock, which closed on December 15, 1992.
First Mortgage Bonds The Company's first mortgage bonds issued under the
                      General First Mortgage.
General First
Mortgage             The Indenture, dated as of April 1, 1941, of Tucson Gas,
                      Electric Light and Power Company to The Chase National Bank of the City of New York, as trustee, as supplemented and amended.
Holding Company Act  The Public Utility Holding Company Act of 1935, as
                      amended.
Irvington            Irvington Generating Station.
Irvington Lease      The leveraged lease arrangement relating to Irvington
                      Unit 4.
kWh                  Kilowatt-hour(s).
LOC(s)               Letter(s) of Credit.
MRA                  The master restructuring agreement between the
                      Company and the Banks which includes the Renewable Term Loan, Revolving Credit and certain replacement reimbursement agreement.
MSR                  Modesto, Santa Clara and Redding Public Power Agency.
MW                   Megawatt(s).
Nations Energy       Nations Energy Corporation, a wholly-owned subsidiary of
                       the Company.
1994 Rate Order      The ACC's January 11, 1994, Rate Order concerning an
                      increase in the Company's retail base rates and certain regulatory write-offs.
Palo Verde           The Palo Verde Nuclear Generating Station.
P&M                  Pittsburg & Midway Coal Mining Co.
PURPA                The Public Utility Regulatory Policies Act of 1978,
                      as amended.
RTGs                 Regional Transmission Groups.
Renewable Term Loan  The credit facility that replaced the Term Loan pursuant to the MRA Sixth Amendment, dated as of November 1, 1994, and completed March 7, 1995.
RUCO                       Residential Utility Consumers Office.
Revolving Credit     The $50 million revolving credit facility entered
                      into between a syndicate of banks party to the Financial Restructuring and the Company, as part of the Financial Restructuring.
SDGE                 San Diego Gas & Electric.
SEC                  Securities and Exchange Commission.
Shareholders         The Company's existing holders of Common Stock.
Springerville        Springerville Generating Station.
Springerville Unit 1
Leases               The leveraged lease arrangements relating to
                      Springerville Unit 1, and one half interest in certain facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.

                                   DEFINITIONS
                                   (concluded)


Springerville Common
Facilities Leases    The leveraged lease arrangements relating to one-
                      half interest in certain facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
SWRTA                Southwest Regional Transmission Association.
Term Loan            The $243.4 million original principal amount term
                      loan provided by a syndicate of certain Banks as part of the Financial Restructuring.
Valencia Leases      Valencia's leveraged lease arrangements relating to
                      the coal handling facilities serving Springerville.
WRTA                 Western Regional Transmission Association.


INDEPENDENT ACCOUNTANTS' REPORT

Tucson Electric Power Company:

We have reviewed the accompanying consolidated balance sheet of Tucson Electric Power Company and subsidiaries (the Company) as of June 30, 1995 and the related consolidated statements of income (loss) for the three-month and six-month periods ended June 30, 1995 and 1994, and cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company''s management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

As discussed in Note 2 (and Note 2 to the annual financial statements for the year ended December 31, 1994 (not presented herein)), the timing of the recovery of the costs associated with 37.5% of Springerville Unit 2 cannot presently be determined because the Company has not yet received rate relief for such costs.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of the Company as of December 31, 1994 and the related consolidated statements of income (loss) cash flows, and changes in stockholders'' equity (deficit) for the year then ended (not presented herein); and in our report dated January 31, 1995 (March 7, 1995 as to Note 6) (which includes an explanatory paragraph relating to the timing of the recovery of the costs associated with 37.5% of Springerville Unit 2 which cannot presently be determined), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.







DELOITTE & TOUCHE LLP

Tucson, Arizona
July 24, 1995


                              PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

     The June 30 consolidated financial statements are unaudited but reflect all normal recurring accruals and other adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods covered. Due to seasonal fluctuations in sales, the quarterly results are not indicative of annual operating results. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations.
COMPARATIVE CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                            June 30,
                                                         1995       1994
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $140,008    $143,210
 Amortization of MSR Option Gain Regulatory Liability    5,013       5,013
 Other Utilities                                        17,284      22,874
                                                      ---------   ---------
    Total Operating Revenues                           162,305     171,097
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               47,815      55,259
 Capital Lease Expense                                  23,813      23,254
 Amortization of Springerville Unit 1 Allowance         (7,108)     (6,551)
 Other Operations                                       24,474      23,377
 Maintenance and Repairs                                10,385      11,303
 Depreciation and Amortization                          22,977      22,341
 Taxes Other Than Income Taxes                          12,979      14,163
                                                      ---------   ---------
    Total Operating Expenses                           135,335     143,146
                                                      ---------   ---------
      Operating Income                                  26,970      27,951
                                                      ---------   ---------

Other Income
 Interest Income                                         2,058       1,393
 Other                                                   1,610       1,468
                                                      ---------   ---------
    Total Other Income                                   3,668       2,861
                                                      ---------   ---------

Interest Expense
 Long-Term Debt - Net                                   17,632      16,796
 Regulatory Interest                                     8,223       8,128
 Other                                                   2,053       1,759
 Allowance for Borrowed Funds Used During Construction    (284)       (303)
                                                      ---------   ---------
    Total Interest Expense                              27,624      26,380
                                                      ---------   ---------

Net Income                                            $  3,014    $  4,432
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)       160,689     160,724
                                                      =========   =========


Net Income per Average Share                          $   0.02    $   0.03
                                                      =========   =========



See Notes to Consolidated Financial Statements.


COMPARATIVE CONSOLIDATED STATEMENTS OF LOSS

                                                        Six Months Ended
                                                            June 30,
                                                         1995       1994
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $258,195    $258,952
 Amortization of MSR Option Gain Regulatory Liability   10,026      10,026
 Other Utilities                                        36,829      48,698
                                                      ---------   ---------
    Total Operating Revenues                           305,050     317,676
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               93,531     107,534
 Capital Lease Expense                                  47,256      46,356
 Amortization of Springerville Unit 1 Allowance        (14,216)    (13,102)
 Other Operations                                       49,294      47,512
 Maintenance and Repairs                                21,068      20,453
 Depreciation and Amortization                          45,863      44,274
 Taxes Other Than Income Taxes                          28,536      28,439
                                                      ---------   ---------
    Total Operating Expenses                           271,332     281,466
                                                      ---------   ---------
      Operating Income                                  33,718      36,210
                                                      ---------   ---------

Other Income
 Interest Income                                         4,779       2,444
 Gains on Sales of Securities                            2,958           -
 Other                                                   2,708       3,160
                                                      ---------   ---------
    Total Other Income                                  10,445       5,604
                                                      ---------   ---------

Interest Expense
 Long-Term Debt - Net                                   36,010      32,597
 Regulatory Interest                                    16,568      16,362
 Other                                                   4,092       3,505
 Allowance for Borrowed Funds Used During Construction    (561)       (502)
                                                      ---------   ---------
    Total Interest Expense                              56,109      51,962
                                                      ---------   ---------

Net Loss                                              $(11,946)   $(10,148)
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)       160,706     160,724
                                                      =========   =========


Net Loss per Average Share                            $  (0.07)   $  (0.06)
                                                      =========   =========


See Notes to Consolidated Financial Statements.


COMPARATIVE CONSOLIDATED BALANCE SHEETS

ASSETS
                                                     June 30, December 31,
                                                       1995        1994
                                                   - Thousands of Dollars -

Utility Plant
  Plant in Service                                  $2,070,756  $2,053,123
  Utility Plant Under Capital Leases                   893,064     893,064
  Construction Work in Progress                         46,802      40,870
                                                    ----------- -----------
    Total Utility Plant                              3,010,622   2,987,057
  Less Accumulated Depreciation and Amortization      (825,543)   (791,617)
  Less Accumulated Amortization of Capital Leases      (32,690)    (25,595)
  Less Allowance for Springerville Unit 1             (162,299)   (162,423)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,990,090   2,007,422
                                                    ----------- -----------

Investments
  Investments and Other Property                        36,440       4,307
  Net Assets of Discontinued Operations                      -       8,685
                                                    ----------- -----------
    Total Investments                                   36,440      12,992
                                                    ----------- -----------

Current Assets
  Cash and Cash Equivalents                            118,665     233,300
  Accounts Receivable                                   65,079      66,332
  Materials and Fuel                                    46,156      36,109
  Deferred Income Taxes - Current                       14,622      12,870
  Other                                                  9,804       8,376
                                                    ----------- -----------
    Total Current Assets                               254,326     356,987
                                                    ----------- -----------

Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        139,664     143,372
  Deferred Common Facility Costs                        64,573      65,843
  Deferred Springerville Unit 2 Costs                   48,507      54,983
  Deferred Lease Expense                                22,519      25,228
  Deferred Fuel and Purchased Power Expense              2,343       5,872
  Other Deferred Regulatory Assets                       8,969       9,362
Deferred Debits - Other                                 16,214      17,532
                                                    ----------- -----------
    Total Deferred Debits                              302,789     322,192
                                                    ----------- -----------
Total Assets                                        $2,583,645  $2,699,593
                                                    =========== ===========




See Notes to Consolidated Financial Statements.




COMPARATIVE CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND OTHER LIABILITIES
                                                     June 30, December 31,
                                                       1995        1994
                                                   - Thousands of Dollars -
Capitalization
  Common Stock                                      $  645,330  $  645,479
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (693,301)   (681,355)
                                                    ----------- -----------
  Common Stock Deficit                                 (54,328)    (42,233)
  Capital Lease Obligations                            924,059     922,735
  Long-Term Debt                                     1,296,935   1,381,935
                                                    ----------- -----------
    Total Capitalization                             2,166,666   2,262,437
                                                    ----------- -----------

Current Liabilities
  Short-Term Debt                                       12,039           -
  Current Maturities of Long-Term Debt                  11,015      17,167
  Accounts Payable                                      36,697      39,777
  Interest Accrued                                      58,370      59,480
  Taxes Accrued                                         17,218      29,215
  Accrued Employee Expenses                              8,742      15,247
  Current Obligations Under Capital Leases              12,688      12,803
  Other                                                  7,715       6,624
                                                    ----------- -----------
    Total Current Liabilities                          164,484     180,313
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  MSR Option Gain Regulatory Liability                  33,664      41,214
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 22,064      24,368
  Deferred Income Taxes - Noncurrent                   162,408     164,341
  Other                                                 34,359      26,920
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       252,495     256,843
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,583,645  $2,699,593
                                                    =========== ===========












See Notes to Consolidated Financial Statements.




COMPARATIVE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            June 30,
                                                         1995       1994
                                                     -Thousands of Dollars-
Cash Flows from Continuing Operating Activities
  Cash Receipts from Retail Customers                 $271,708    $267,513
  Cash Receipts from Other Utilities                    42,806      50,643
  Fuel and Purchased Power Costs Paid                  (85,398)    (89,410)
  Wages Paid, Net of Amounts Capitalized               (36,316)    (25,452)
  Payment of Other Operations and Maintenance Costs    (40,323)    (38,134)
  Capital Lease Interest Paid                          (41,463)    (40,744)
  Interest Paid, Net of Amounts Capitalized            (40,283)    (35,556)
  Taxes Paid, Net of Amounts Capitalized               (66,651)    (53,410)
  Interest Received                                      4,886       2,232
                                                      ---------   ---------
    Net Cash Flows - Continuing Operating Activities     8,966      37,682
                                                      ---------   ---------

Net Cash Flows - Discontinued Operations                     -      25,175
                                                      ---------   ---------

Cash Flows from Capital Transactions
  Construction Expenditures                            (27,950)    (35,026)
  Purchase of Debt Securities                          (17,697)          -
  Other                                                  3,226         105
                                                      ---------   ---------
    Net Cash Flows - Capital Transactions              (42,421)    (34,921)
                                                      ---------   ---------

Cash Flows from Financing Activities
  Payments to Retire Long-Term Debt                    (35,492)       (612)
  Payments on Renewable Term Loan                      (55,660)          -
  Payments to Retire Capital Lease Obligations          (5,500)     (6,848)
  Other                                                    620         452
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (96,032)     (7,008)
                                                      ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents  (129,487)     20,928
Cash and Cash Equivalents, Beginning of Year *         248,152     161,996
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period **           $118,665    $182,924
                                                      =========   =========



* Beginning of year balance includes cash and cash equivalents from discontinued operations of $14,852,000 for 1995 and $22,179,000 for 1994.
** End of period balance includes cash and cash equivalents from discontinued operations of $22,342,000 for 1994.


See Notes to Consolidated Financial Statements.




SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION


                                                        Six Months Ended
                                                            June 30,
                                                         1995       1994
                                                     -Thousands of Dollars-

Net Loss                                              $(11,946)   $(10,148)
Adjustments to Reconcile Net Loss
 to Net Cash Flows
  Depreciation and Amortization Expense                 45,863      44,274
  Taxes Accrued                                        (11,996)       (801)
  Deferred Investment Tax Credits                       (2,304)     (2,606)
  Deferred Fuel and Purchased Power                      3,529       3,844
  Lease Payments Deferred                               16,637      16,317
  Deferred Springerville Unit 2 Costs                     (560)       (590)
  Amortization of Regulatory Adjustments                (7,675)     (6,767)
  Other                                                   (629)      1,465
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable - Other                          5,921       2,339
    Materials and Fuel                                  (9,984)     (6,732)
    Unbilled Revenues                                   (4,515)     (5,321)
    Other Current Assets and Liabilities               (15,094)        462
    Other Deferred Assets and Liabilities                1,719       1,946
                                                      ---------   ---------
Net Cash Flows - Continuing Operating Activities      $  8,966    $ 37,682
                                                      =========   =========























See Notes to Consolidated Financial Statements.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

NOTE 1.  RATE MATTERS
- ---------------------

     On June 13, 1995, the Company filed an application with the ACC for an overall 4.9% or approximately $28.4 million rate increase. The Company's rate request seeks recovery of the operating and capital costs of the remaining 37.5% of Springerville Unit 2 which is not currently being recovered.

NOTE 2.  SPRINGERVILLE UNIT 2 DEFERRALS
- ---------------------------------------

     The Company is not presently recovering through retail rates the depreciation, property taxes, operating and maintenance expenses other than fuel, or interest costs associated with the 37.5% of Springerville Unit 2 capacity which is currently not deemed by the ACC to be used and useful for the retail jurisdiction and therefore is not in rate base (hereinafter referred to as "retail excess capacity deferrals"). These expenses are being expensed as incurred. However, the 1994 Rate Order permits such costs to be deferred for future recovery over the remaining useful life of Springerville Unit 2. This phase-in plan does not qualify under FAS 92 and, therefore, such retail excess capacity deferrals, while deferred for regulatory purposes, cannot be deferred for financial reporting purposes. Such retail excess capacity deferrals totaled $6 million during the six months ended June 30, 1995, bringing the total to $69 million at June 30, 1995. Either inclusion in costs recoverable through retail rates or additional wholesale sales at sufficient prices of an equivalent amount of capacity (or a combination thereof) will be required to recover these retail excess capacity deferrals.

     In addition, the Company is not presently recovering through retail rates 37.5% of the deferred Springerville Unit 2 rate synchronization costs ($27 million at June 30, 1995), which were non-fuel costs of Springerville Unit 2 incurred from January 1, 1991 through October 14, 1991. This amount, together with the balance of such costs ($22 million at June 30, 1995) that the Company is presently recovering through rates, are reported in the Company's Consolidated Balance Sheet as Deferred Springerville Unit 2 Costs.

     The 1994 Rate Order provided that the rate synchronization and retail excess capacity deferrals associated with the 37.5% of Springerville Unit 2 capacity not found to be used and useful for the retail jurisdiction will continue to incur an interest charge of 7.19% until authorized to be included in rate base or for a period of three years ending in 1997, whichever occurs first.

NOTE 3.  COMMITMENTS AND CONTINGENCIES
- --------------------------------------

  Coal and Transportation Contracts

     On October 14, 1991, amendments to the contract with the Springerville coal supplier were entered into, and became effective, which, among other things, reduced the price of coal shipments at Springerville. The amended contract contains provisions which protect the claims of the Springerville coal supplier under the original agreement in the event that the Company does not perform its obligations under the terms of the amended agreement at any time prior to August 23, 1995. If such a failure to perform occurs, the Company would be responsible for approximately $7 million per year in additional payments to the Springerville coal supplier. Also, at June 30, 1995, a $3 million accrued liability remained on the Company's Consolidated Balance Sheet which will be forgiven if all conditions are met through August 23, 1995. To date the Company has met all the conditions of the contract.

     The Company has contracted with P&M to supply coal to Irvington. Originally, all units at Irvington were scheduled to be converted and coal supplies were contracted for those units. The original contract required annual minimum quantities of 650,000 tons. However, the conversion of Units 1, 2 and 3 at Irvington was canceled. The then-existing P&M contract contained minimum take-or-pay provisions which required the Company to pay one-half of the base price of coal for any contract quantities not scheduled and delivered. On November 5, 1991, amendments to the contract with P&M were entered into and became effective, which, among other things, substantially reduced the minimum annual coal quantities to levels which the Company estimates can be utilized by Irvington Unit 4 alone (Irvington Unit 4 is expected to burn approximately 225,000 tons of coal per year) and extended the expiration date of the agreement from 2002 to 2015. Additionally, to satisfy an unpaid $8 million 1990 penalty, the amendments provided for P&M to receive either the proceeds from any sale of, or, at P&M's option, the title to an undeveloped parcel of land (book value of $2 million). P&M has not exercised its option to take title to the land and no sale of the land has occurred. If the Company continues to perform under the amended contract through November 4, 1995, the $8 million penalty which remains an accrued liability on the Company's Consolidated Balance Sheet at June 30, 1995 will be forgiven. If the Company fails to perform at any time prior to November 4, 1995, the Company would be required, pursuant to the prior contract, to pay for approximately 5.1 million tons, that would not be delivered to the Company, at one-half the base price of coal through 2002, at an estimated aggregate cost of $98 million. To date the Company has met all the conditions of the contract.

     Amendments to transportation agreements have also been executed, effective October 18, 1991, with the Springerville and Irvington rail transportation suppliers which, among other things, reduced the price for coal shipments and limited annual changes in the contract price. The Springerville amended rail transportation agreement includes provisions which protect the supplier's claims under their original contract in the event the Company does not perform its obligations under the terms of the amended agreement at any time prior to September 19, 1995. If such a failure to perform occurs, the Company would be responsible for approximately $3 million per year to the Springerville transportation supplier at current contract prices. At June 30, 1995, a $3 million accrued liability remained on the Company's Consolidated Balance Sheet which will be forgiven, if all conditions are met during the four years ending September 19, 1995. To date the Company has met all the conditions of the contract.

  Tax Assessments

     The Arizona Department of Revenue has issued transaction privilege tax assessments to the Company for the period November 1985 through May 1993 alleging that Valencia is liable for sales tax on gross income received from coal sales, transportation, and coal-handling services to the Company during such period. The Company protested the assessments. On March 11, 1994, the Arizona Tax Court issued a Minute Entry granting Summary Judgment to the Arizona Department of Revenue and upholding the validity of the assessment issued for the period November 1985 through March 1990. The Company appealed this decision to the Court of Appeals. Generally, Arizona law requires payment of the assessment due prior to the appellate process. To date the Company has paid, under protest, a total of $23 million ($14.6 million in 1995, $2.8 million in 1994 and $5.6 million in 1993) of the disputed sales tax assessments, subject to refund in the event the Company prevails.

     Also, the Arizona Department of Revenue has issued transaction privilege tax assessments to the lessors from whom the Company leases certain property. The assessments allege sales tax liability on a component of rents paid by the Company on the Springerville Unit 1 Leases, Springerville Common Facilities Leases, Irvington Lease and Valencia Leases. Assessments cover the period August 1, 1988 to September 30, 1993. Under the terms of the lease agreements, if the Arizona Department of Revenue prevails the Company must reimburse the lessors for taxes paid by them pursuant to indemnification provisions.

     In the opinion of management, the Company has recorded, through the Consolidated Statement of Income (Loss) in current and prior years, a liability for the amount of federal and state taxes and interest thereon for which the Company feels incurrence is probable as of June 30, 1995. In the event that all or most of the Arizona Department of Revenue's proposed assessments are sustained, additional liabilities would result. Based on the current status of the legal proceedings, the Company believes that the ultimate resolution of such disputes will occur over a period of one and a half to four years. Although it is reasonably possible that the ultimate resolution of such matters could result in a loss of up to approximately $25 million in excess of amounts accrued, management and outside tax counsel believe that the Company has meritorious defenses to mitigate or eliminate the assessed amounts. Based on consultations with counsel, the Company believes that the resolution of the tax matters described herein should not have a material adverse effect on the Company's Consolidated Financial Statements.

  SDGE/FERC Proceedings

   San Diego Gas & Electric v. Tucson Electric Power Company

     On February 11, 1993, SDGE filed a complaint and motion for summary disposition against the Company and Century before the FERC (San Diego Gas & Electric Company v. Tucson Electric Power Company and Century Power Corporation, Docket No. EL93-13-000). The complaint alleged that the Company and Century overbilled SDGE during Phases 3 through 5 of the Ten Year Power Sale Agreement (Ten Year Agreement) and requested that the FERC order refunds by the Company of an aggregate amount of approximately $14.5 million, plus interest. On April 23, 1993, the Company filed an answer denying the allegations of the complaint. On May 3, 1995, the FERC issued an order dismissing SDGE's complaint. On July 19, 1995, the FERC partially granted SDGE's request of rehearing of the May 3, 1995 Order and reinstituted proceedings to determine what amounts SDGE and the Company may owe each other for the period prior to November 1, 1984.

   Alamito Company, Docket No. ER79-97-009

     On September 27, 1993, SDGE filed a motion for decision by the FERC in Alamito Company, Docket No. ER79-97-009. This proceeding involved the proper capital structure and rate of return for rates under which Century Power Corporation (formerly Alamito Company) sold Company system power to SDGE during Phase 5 of the Ten Year Agreement, from June 1, 1987 through May 31, 1989. An initial decision of an administrative law judge in January 1986, found the Company's capital structure was inflated and its return on equity excessive. SDGE claimed that the Company would owe Century on SDGE's behalf up to approximately $12 million, plus interest. On October 8, 1993, the Company filed an answer opposing SDGE's motion. It was the Company's position that the FERC's order of July 19, 1991 approving a settlement between SDGE and Century in Docket No. ER79-97-009, as well as the Company's and Century's mutual release of all claims against each other as part of their Financial Restructuring, bars SDGE's claim. On December 23, 1993, the FERC issued an order confirming that the July 19, 1991 order disposed of this case, and denied SDGE's September 27, 1993 motion. On January 21, 1994, SDGE requested rehearing of the FERC's order. On May 3, 1995, the FERC issued an order denying SDGE's request for rehearing. On June 30, 1995, SDGE filed a petition for review of the FERC's orders with the United States Court of Appeals for the District of Columbia Circuit. The Company has moved to intervene in that proceeding.

     Based on consultations with counsel, the Company believes that the resolution of the SDGE/FERC Proceedings described herein should not have a material adverse effect, if any, on the Company's Consolidated Financial Statements.

NOTE 4.  INCOME TAXES
- ---------------------

     The income tax benefit included in results of continuing operations for the quarter and six months ended June 30, 1995 and 1994 was comprised solely of the amortization of accumulated deferred investment tax credits. The differences between income tax benefit and the amount obtained by multiplying income (loss) before income taxes by the U.S. statutory federal income tax rate for the quarter and six months ended June 30, 1995 and 1994 are as follows:

                                                  Three Months Ended
                                                       June 30,
                                                   1995        1994
                                                 --------    --------
                                                -Thousands of Dollars-

Federal Income Tax Expense at Statutory Rate     $  (652)    $(1,095)
  Investment Tax Credit Amortization               1,152       1,303
  Net Operating Loss Carryforwards                   652       1,095
                                                 --------    --------
    Total Benefit for Federal and
     State Income Taxes                          $ 1,152     $ 1,303
                                                 ========    ========

                                                   Six Months Ended
                                                       June 30,
                                                   1995        1994
                                                 --------    --------
                                                -Thousands of Dollars-

Federal Income Benefit at Statutory Rate         $ 4,988     $ 4,464
  Investment Tax Credit Amortization               2,304       2,606
  Loss for Which No Tax Benefit is Available      (4,988)     (4,464)
                                                 --------    --------
    Total Benefit for Federal and
     State Income Taxes                          $ 2,304     $ 2,606
                                                 ========    ========
     The income tax benefit is included in the Consolidated Statements of Income (Loss) in the following accounts:

                                                  Three Months Ended
                                                       June 30,
                                                   1995        1994
                                                 --------    --------
                                                -Thousands of Dollars-

Operating Expenses - Other Operations            $    23     $    23
Other Income - Other                               1,129       1,280
                                                 --------    --------
  Total Income Tax Benefit                       $ 1,152     $ 1,303
                                                 ========    ========

                                                   Six Months Ended
                                                       June 30,
                                                   1995        1994
                                                 --------    --------
                                                -Thousands of Dollars-

Operating Expenses - Other Operations            $    45     $    46
Other Income - Other                               2,259       2,560
                                                 --------    --------
  Total Income Tax Benefit                       $ 2,304     $ 2,606
                                                 ========    ========

NOTE 5.  PURCHASE OF DEBT SECURITIES
- ------------------------------------

     In May 1995, the Company purchased approximately $18 million of debt securities issued under the Springerville Unit 1 Leases. This purchase is included in Investments and Other Property on the Consolidated Balance Sheet. Also, in accordance with certain clauses of the MRA, the Renewable Term Loan commitment was decreased by $10 million.




ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following contains information regarding the results of the Company's operations during the second quarter and first six months of 1995 compared with the second quarter and first six months of 1994, the outlook for dividends on Common Stock, and changes in liquidity and capital resources of the Company during the second quarter and first six months of 1995. Also management's expectations of identifiable material trends are discussed.

OVERVIEW

     The Company''s capital structure is highly leveraged and the Company''s financial prospects and cash flows are subject to significant economic, regulatory and other uncertainties, some of which are beyond the Company''s control. These uncertainties include the degree of utilization of capacity through either retail electric service or wholesale sales and the extent to which the Company, due to continued high financial and operating leverage, can alter operations and reduce costs in response to unanticipated economic downturns or industry changes. The Company''s ability to recover the costs of serving retail customers is dependent upon pricing of the Company''s services, which requires ACC approval, and the level of sales to such customers. The Company anticipates continued growth in sales over the next five years primarily as a result of anticipated population and economic growth in the Tucson area. However, a number of factors such as changes in economic conditions and the increasingly competitive electric markets could affect the Company''s levels of sales.

     Increased revenues, including increases for the recovery of plant and operating costs associated with the remaining 37.5% of Springerville Unit 2, which is not currently included in rate base, may be required in order for the Company to maintain its existing level of liquidity over the longer term as obligations become due. The level of cash flow from wholesale sales is affected generally by factors affecting the market for such sales, including the availability of capacity and energy in the western United States. In addition, because the Company has a significant amount of variable rate debt, the Company''s future cash flows are also affected by the level of interest rates. See Liquidity and Capital Resources below.

     If the Company is unable to make sales at prices adequate to recover its costs or if for other reasons the Company fails to maintain or improve its cash flows, the Company''s ability to meet its obligations may be jeopardized. During the 1997-2001 period, the Company has approximately $1.1 billion of long-term debt maturing, including approximately $774 million in reimbursement agreements relating to letters of credit which expire. The Company intends to pay or refinance maturing bonds and bank loans and to replace or extend such reimbursement agreements. There can be no assurance, however, that the Company will be able to pay such debt or replace or extend such reimbursement agreements.

     In addition, the Company''s ability to raise capital (through either public or private financings) is limited. The Company''s ability to obtain debt financing will be limited by reason of limited free cash flow available to meet additional interest expense and due to the restrictive covenants contained in its obligations to creditors. Further, if the Company is required to refinance its debt obligations in order to repay them when due, such refinancing may be made on terms which are adverse to the Company. Access to equity capital may be limited because of the Company''s likely limited future profitability and its inability to pay dividends for the foreseeable future. See Dividends on Common Stock below.

     During the next twelve months, the Company does not expect any need to obtain new debt financing to fund continuing operating activities and construction expenditures. The Company instead expects to rely on internal cash flows, existing cash balances, the Renewable Term Loan and, if necessary, borrowings under the Revolving Credit. At June 30, 1995, the Company's cash balance including cash equivalents was approximately $119 million. Cash balances are invested in investment grade, money-market securities with an emphasis on preserving the principal amount invested.

PROPOSED HOLDING COMPANY

     The Company is currently seeking approvals to establish through a one-for-one share exchange in early 1996 a new corporate structure in which the Company will be a subsidiary of a new holding company, UniSource Energy Corporation (UniSource). The Company seeks to establish a holding company structure because the Company believes that it is in the best interests of its shareholders for the Company to participate in various segments of the evolving and expanding electric energy business. The Company believes that such participation would be enhanced by the holding company structure, a commonly used structure in the electric and other industries, to conduct different lines of business.

     In May 1995, shareholders of the Company approved the proposed holding company. In addition to shareholder approval, consummation of the holding company plan is predicated upon receiving approval from the ACC and FERC. The Company also is seeking a "no action" position from the staff of the SEC under the Public Utility Holding Company Act of 1935, as amended, or, in the alternative, will seek approval of the SEC under such Act. The Company is in the process of obtaining such approvals.

     In February 1995, the Company filed a Notice of Intent to Form a Holding Company with the ACC. In June 1995, the ACC staff filed testimony in which the ACC staff recommended that the ACC deny the Company''s request on the basis that retail customers would be exposed to certain risks resulting from diversification. However, ACC staff recommended that, in the event that the ACC approves formation of the holding company, the ACC impose various operating and financial conditions on the Company and the holding company. In concurrently filed testimony, RUCO did not oppose the formation of the holding company. The Company filed rebuttal testimony on July 27, 1995, and a public hearing has been set for August 22, 1995. Also, on April 26, 1995, the Company filed an application with FERC requesting approval to form a holding company. This application is pending.

     If all required regulatory approvals are satisfactorily obtained, the outstanding shares of the Company common stock would be exchanged, on a share-for-share basis, for shares of UniSource. As a result, the holders of the Company common stock will become the owners of UniSource common stock, and UniSource will become the owner of the Company common stock. If the share exchange is effected, it will not be necessary to turn in the Company''s common stock certificates in exchange for UniSource common stock certificates. The certificates for the Company''s common stock will automatically represent shares of UniSource common stock. New certificates bearing the name of UniSource will be issued in the future as certificates for presently outstanding shares of the Company''s common stock are presented for transfer.

NATIONS ENERGY CORPORATION

     On July 7, 1995, Nations Energy and Trigen Energy Corporation (Trigen) signed a letter of intent with Coors Brewing Company (Coors) to enter definitive agreements to purchase Coors'' energy assets and to provide Coors with electric power under a long-term contract. Nations and Trigen would join as partners to purchase and improve Coors'' energy production assets in Golden, Colorado. The transaction also contemplates a 25 year powersale agreement with Coors. Pending the completion of due diligence and final negotiations, the transaction is expected to close in September 1995 at which time Trigen/Nations partnership would pay $20 million for existing power plant assets and would begin upgrading the facilities which would cost $40 million over the next two years.

RATE MATTERS

     On June 13, 1995, the Company filed an application with the ACC, requesting an overall 4.9% increase in retail rates (approximately $28.4 million in annual revenues). The Company's request is based on original cost rate base of approximately $1.17 billion, a rate of return on original cost rate base of 8.2%, and a rate of return on common equity of 11.5%.

     The proposed rate structure is a continuation of the Company's effort to insure that the various retail customer classes pay their appropriate share of the cost of providing service. The Company is proposing increases of 7.5% for residential customers, 3.6% for commercial customers, and 5.0% for industrial customers. The proposed increase would result in an increase of $5.37 in the average monthly residential bill, from $70.92 (9.46 cents per kWh) to $76.29 (10.17 cents per kWh) for residential customers using an average 750 kilowatt-hours per month.

     The application requests recovery of the costs associated with the remaining 37.5% (135 MW) of Springerville Unit 2 that the Company believes is "used and useful" in accordance with ACC methodologies. Currently, the Company is only allowed to recover 62.5% of the costs related to Springerville Unit 2. In 1994, the Company's system peak demand was 139 MW over the demand upon which current rates are based; therefore, the entire capacity of Springerville 2 was utilized to meet retail requirements. Total proposed additions to rate base due to the inclusion of the remaining 37.5% of Springerville Unit 2, including related deferrals of previously incurred costs, amounted to approximately $191 million.

     The Company's request contains elements of traditional cost of service/rate of return ratemaking as well as several proposals designed to maintain and increase the Company''s competitiveness. Such proposals include, among others, the flexibility to enter into special contracts without specific ACC approval at prices below previously approved tariffs' levels; allocation of the savings resulting from improved operating efficiencies between the Company and its customers; allocation of the benefits of the SCECorp litigation settlement by allocating the net proceeds of the $40 million cash settlement (approximately $27.5 million after litigation costs) to the Company and the benefits of the 110 MW added generating capacity related to the SCE power exchange to the retail customers; jurisdictional allocation of new long-term wholesale sales based on marginal costs of a wholesale transaction rather than the Company's average costs.

     The Company further proposed that, if the ACC approves the Company's request and proposals as filed, the Company would not file another rate case until the year 2000, absent any emergencies.

     The ACC has a self-imposed time schedule for receipt of orders in major rate cases that would lead to an order being issued in the second quarter of 1996. On July 13, 1995, the ACC hearing officer issued a procedural order which sets the hearing date for the rate case at March 21, 1996.

COMPETITION

 WHOLESALE

     Under current law, the Company is not in direct competition with any other regulated electric utility for electric service in the Company''s retail service territory. Regardless of such regulation, the Company competes for retail markets against gas service suppliers and others who may provide energy services which would be substitutes for, or bypass of, the Company''s services.

     The Company does compete with other utilities, marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. The Company''s rates for wholesale sales of capacity and energy, generally, are not permitted to exceed rates determined on a cost of service basis. With respect to wholesale sales, the Company''s prices are substantially below costs determined on a fully allocated cost of service basis, but, in all instances, prices exceed the level necessary to recover fuel and other variable costs. It is expected that competition to sell capacity will remain vigorous, and that prices will remain depressed for several years, due to increased competition and surplus capacity in the southwestern United States. Competition for the sale of capacity and energy is influenced by many factors, including the availability of capacity of the 3,810 MW Palo Verde nuclear generating station and other generating stations in the southwestern United States, the availability and prices of natural gas and oil, spot energy prices and transmission access. In addition, the Energy Act has promoted increased competition in the wholesale electric power markets.

     The Energy Act addresses a wide range of energy issues, including several matters affecting bulk power competition in the electric utility industry. It creates exemptions from regulation under the Holding Company Act for persons or corporations that own and/or operate in the United States certain generating and interconnecting transmission facilities dedicated exclusively to wholesale sales, thereby encouraging the participation of utility affiliates, independent power producers and other non-utility participants in the development of power generation. In order to facilitate competition in power generation, the Energy Act also confers expanded authority upon FERC to issue orders requiring electric utilities to transmit power and energy to or for wholesale purchasers and sellers, and to require electric utilities to enlarge or construct additional transmission capacity to provide these services. While the Energy Act prohibits FERC from issuing any such order that would unreasonably impair the continuing reliability of affected electric systems or that would be conditioned upon or require transmission services directly to an ultimate consumer, the Energy Act creates the potential for utilities and other power producers to gain increased access to the transmission systems of other entities to facilitate wholesale sales. FERC is encouraging all parties interested in transmission access to form RTGs to facilitate access to and development of transmission service and to assist in settling disputes regarding such matters. RTGs will not relieve FERC of its responsibilities related to transmission access; however, such organizations could provide for more efficient handling of transmission service requests and planning for regional transmission needs. The Company is currently involved in the development of two RTGs in the West, SWRTA and WRTA. Both of these RTGs filed applications for approval with the FERC during 1994. WRTA was approved by FERC on May 16, 1995 and SWRTA''s approval is pending. The Company is a member of SWRTA and is also considering membership in WRTA.

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

     The legislatures and/or the regulatory commissions in several states have considered or are considering "retail wheeling" which, in general terms, means the transmission by an electric utility of energy produced by another entity over its transmission and distribution system to a retail customer in such utility''s service territory. A requirement to transmit directly to retail customers could have the result of permitting retail customers to purchase electric capacity and energy from, at the election of such customers, the electric utility in whose service area they are located or from other electric utilities or independent power producers.

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

     If at some future point, the Company determines that it no longer meets the criteria for continued application of FAS 71, the Company would be required to adopt the provisions of FAS 101. Adoption of FAS 101 would require the Company to write off its regulatory assets and liabilities as of the date of adoption of FAS 101 and would preclude the future deferral in the balance sheet of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future.
Based on the balances of the Company's regulatory assets and liabilities as of June 30, 1995, the Company estimates that the adoption of FAS 101 would have resulted in an extraordinary loss of $137 million, which includes a reduction for the related deferred income taxes. The Company does not expect that its cash flows would be affected by the adoption of FAS 101. However, as a result of the increase in the Company's accumulated deficit which would result from such loss, the Company's ability to pay dividends could be further impaired.

EARNINGS

     The Company recorded net income of $3.0 million in the second quarter of 1995 compared with net income of $4.4 million in the second quarter of 1994. The net income per average share of Common Stock was $0.02 for the second quarter of 1995 compared with a net income per average share of Common Stock of $0.03 for the second quarter of 1994.

     For the first six months of 1995, the Company recorded a net loss of $11.9 million, compared with a $10.1 million net loss recorded for the first six months of 1994. The net loss per average share of Common Stock was $0.07 in the first six months of 1995 compared with a net loss per average share of Common Stock of $0.06 for the first six months of 1994.

DIVIDENDS ON COMMON STOCK

     The Company does not expect to be able to pay cash dividends on its Common Stock for the foreseeable future. The Company is currently precluded by restrictive covenants in certain debt agreements from declaring or paying dividends. Certain State statutes also limit the Company''s ability to pay dividends. No dividends on Common Stock have been declared or paid since 1989.

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

     At June 30, 1995, the Company had no earned surplus (its accumulated deficit on that date was $693 million), and the Company expects limited net earnings for the 1994 and 1995 fiscal years taken together. The Company expects to have no earned surplus for the foreseeable future and limited net earnings and cash flow for several years.

     Under applicable provisions of amendments to the Arizona General Corporation Law, which will be effective in 1996, a company will be permitted to make distributions to shareholders unless, after giving effect to such distribution, either (i) the company would not be able to pay its debts as they come due in the usual course of business, or (ii) the company''s total assets would be less than the sum of its total liabilities plus the amount necessary to satisfy any liquidation preferences of shareholders with preferential rights. As of June 30, 1995, the Company''s common stock deficit was $54 million.

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










RESULTS OF OPERATIONS

 RESULTS OF UTILITY OPERATIONS

   SALES AND REVENUES

     Comparisons of kilowatt-hour sales and electric revenues are shown below:


                                                   Increase/(Decrease)
  Three Months Ended June 30     1995      1994      Amount   Percent

   Electric kWh Sales (000):
       Retail Customers       1,675,538  1,696,389   (20,851)   (1.2) %
       Other Utilities          440,803    669,261  (228,458)  (34.1)
                              ---------  ---------  --------
          Total               2,116,341  2,365,650  (249,309)  (10.5)
                              =========  =========  ========
   Electric Revenues (000):
       Retail Customers        $140,008   $143,210   $(3,202)   (2.2) %
       Amortization of MSR
         Option Gain
         Regulatory Liability     5,013      5,013         -       -
       Other Utilities           17,284     22,874    (5,590)  (24.4)
                               --------   --------   -------
          Total                $162,305   $171,097   $(8,792)   (5.1)
                               ========   ========   =======


                                                   Increase/(Decrease)
  Six Months Ended June 30       1995      1994      Amount   Percent

   Electric kWh Sales (000):
       Retail Customers       3,168,840  3,162,422     6,418     0.2  %
       Other Utilities        1,018,146  1,463,839  (445,693)  (30.4)
                              ---------  ---------  --------
          Total               4,186,986  4,626,261  (439,275)   (9.5)
                              =========  =========  ========
     Electric Revenues (000):
       Retail Customers        $258,195  $258,952   $   (757)    (0.3)%
       Amortization of
         MSR Option Gain
         Regulatory Liability    10,026    10,026          -        -
       Other Utilities           36,829    48,698    (11,869)   (24.4)
                               --------  --------   --------
          Total                $305,050  $317,676   $(12,626)    (4.0)
                               ========  ========   ========

     KWh sales to retail customers decreased in the second quarter of 1995 compared with the second quarter of 1994 due to cooler than normal temperatures. Based on billed cooling degree days, a commonly used measure in the electric industry that are calculated by subtracting 75 from the average of the high and low daily temperatures, the Tucson area registered an approximate 47% decrease in such billed cooling degree days for the second quarter of 1995 compared with the second quarter of 1994, and an approximate 29% decrease in such billed cooling degree days for the second quarter of 1995 compared with the 10 year average for the same period from 1985 to 1994. Such billed cooling degree days were 157, 295, and 222 for the second quarter of 1995, 1994, and the 10 year average for the second quarter, respectively. The decrease in sales was partially offset by a 2.8% growth in the average number of retail customers.

     KWh sales to retail customers increased less than 1% in the first six
months of 1995 compared with the same period in 1994.   As in the second
quarter, milder weather dampened sales despite continued growth in the average number of retail customers.

     Revenues from sales to retail customers decreased in the second quarter of 1995 compared with the second quarter of 1994 due to lower kWh sales discussed above. Revenues from sales to retail customers decreased less than 1% in the first six months of 1995 compared with the same period in 1994 due to a 4% drop in kWh sales to residential customers.

     Lower kWh sales to other utilities in both the second quarter and first six months of 1995 compared with the same periods in 1994 resulted from lower regional loads due to mild weather conditions and the increased availability of lower cost hydroelectric power in the western United States. Lower revenues from sales to other utilities resulted from lower sales and lower energy prices in the second quarter and first six months of 1995 than in the same periods of 1994.

    OPERATING EXPENSES

     Fuel and purchased power expense decreased in the second quarter and first six months of 1995 compared with the same periods in 1994 as a result of lower generation requirements due to lower sales to both retail and wholesale customers, described above.

    OTHER INCOME

     Interest income increased as a result of higher interest rates during the second quarter of 1995 than during the second quarter of 1994. Interest income increased in the first six months of 1995 compared with the first six months of 1994 due to greater balances invested at higher rates in 1995.

     Gains on Sales of Securities were earned in the first six months of 1995 because of gains realized on sales of certain equity securities by the investment subsidiaries in the first quarter of 1995. During the periods when the investment subsidiaries were classified as discontinued operations for financial statement purposes, no income or loss related to discontinued operations were recorded unless the estimates of proceeds from the disposition of investment subsidiary assets changed materially. The Company ceased to account for the investment subsidiaries as discontinued operations as of January 1, 1995.

     Other income decreased in the first six months of 1995 compared with the same period in 1994 in part due to operating expenses relating to Nations Energy and in part due to a decrease in the amortization of investment tax credits.

    INTEREST EXPENSE

     Long-term debt interest expense increased in the first six months of 1995 compared with the same period in 1994 as a result of higher interest rates on the Company''s variable rate debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to generate sufficient cash flows during 1995 to fund its continuing operating activities and construction expenditures. Furthermore, the Company believes it has sufficient cash flow along with adequate cash and temporary investments to meet expected cash obligations for the remainder of 1995. If cash flows were to fall short of expectations, the Company would rely on existing cash balances, the Renewable Term Loan and, if necessary, borrowings under the Revolving Credit.

     In May 1995, the Company purchased approximately $18 million of debt securities. The Company expects yearly cash earnings of approximately $2.0 million as a result of the above-mentioned purchase. This purchase is shown on the balance sheet under Investments and Other Property and the interest earned is included in Interest Income on the income statement. Also, as a result of the debt securities purchase, the Renewable Term Loan commitment was decreased by $10 million to meet the prepayment provisions of the MRA.

     The Company's cash and cash equivalents balance at July 31, 1995 was approximately $87 million. Cash balances are invested in investment grade money-market securities with an emphasis on preserving the principal amounts invested.

 CASH FLOWS

     The Company''s cash and cash equivalents decreased $64 million or 35%, from the first six months of 1994 ending balance of $183 million, to the first six months of 1995 ending balance of $119 million. The reduction was primarily due to debt repayments and purchases, and payment of taxes related to tax appeals.

     Net cash flows from continuing operating activities decreased in aggregate $29 million in the first six months of 1995 compared with the first six months of 1994 due primarily to a $14.6 million tax payment in the first quarter of 1995 made by the Company relating to an appeal of a transaction privilege tax assessment. Increased wages paid due to the 1994 incentive plan and increased employee compensation and pension benefits; and higher interest payments on long-term debt and lower cash receipts from sales to other utilities. Cash receipts from sales to other utilities decreased due to lower kWh sales and lower energy prices as a result of lower regional loads and abundance of hydroelectric power in the western United States. Increased cash expenditures were partially offset during the first six months of 1995 by higher cash receipts from retail customers, greater interest income received and lower fuel and purchased power expenses.

     Net cash flows from capital transactions decreased in the first six months of 1995 compared with the same period in 1994 as a result of the purchase of debt securities described above.

     Net cash flows from financing activities decreased $89 million in the first six months of 1995 compared with the same period in 1994 as a result of $16 million of first mortgage bond maturities, a $19 million permanent prepayment of the Term Loan and $56 million payment of the Renewable Term Loan, an amount that can be reborrowed.



                           PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS

SDGE/FERC PROCEEDINGS

 SAN DIEGO GAS & ELECTRIC V. TUCSON ELECTRIC POWER COMPANY

     See Note 3 of Notes to Consolidated Financial Statements, San Diego Gas & Electric v. Tucson Electric Power Company.

 ALAMITO COMPANY, DOCKET NO. ER79-97-009

     See Note 3 of Notes to Consolidated Financial Statements, Alamito Company, Docket No. ER79-97-009.

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company conducted its Annual Meeting of Shareholders on May 26, 1995. At that meeting, in addition to electing members of the Board of Directors, the shareholders of the Company approved two Company proposals, one relating to the formation of a holding company and the second relating to amendments to the 1994 Omnibus Stock and Incentive Plan.

     The total votes were as follows:


                                               Against                 Broker
(i)   Election of Directors     For           or Withheld   Abstain   Non-Votes

 Elizabeth Alexander        137,417,576       4,553,677
 Charles E. Bayless         137,884,555      14,235,276       --          --
 Jose L. Canchola           137,774,894      14,191,643       --          --
 John Jeter                 138,351,053      13,686,364       --          --
 R. B. O'Rielly             137,840,055      14,214,801       --          --
 Martha R. Seger            137,503,608      14,557,891       --          --
 Donald G. Shropshire       136,480,277      15,508,461       --          --
 H. Wilson Sundt            137,843,464      14,198,688       --          --
 J. Burgess Winter          136,344,241      15,723,032       --          --

(ii)  Holding Company       130,266,567       7,421,683    3,965,749      --


(iii) 1994 Omnibus Stock
      and Incentive Plan
       Amendments           123,525,449      12,332,508    5,792,053      --



ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     15 - Letter regarding unaudited interim financial information. 27 - Financial Data Schedule.


(b)  Reports on Form 8-K.
          - Dated July 3, 1995, reporting on filing of rate increase application.




                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TUCSON ELECTRIC POWER COMPANY
                                             (Registrant)


Date:  August  2, 1995                       Ira R. Adler
                                             ------------
                                             Ira R. Adler

                                        Senior Vice President and Principal
                                          Financial Officer


                                  EXHIBIT INDEX


     15(a) -   Letter regarding unaudited interim financial information.
     27(a) -   Financial Data Schedule.