Form 10-Q
period 1995-09-30
TUCSON ELECTRIC POWER CO
filed 1995-11-09
CIK 100122

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

 (Mark One)
   [X]                   QUARTERLY REPORT PURSUANT TO
                            SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1995

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

     At November 6, 1995, 160,723,702 shares of the registrant's Common Stock, no par value (the only class of Common Stock), were outstanding.




                                TABLE OF CONTENTS
                                                                       Page

Definitions
Independent Accountants' Report

                         PART I - FINANCIAL INFORMATION

Item 1.  --  Financial Statements
     Comparative Consolidated Statements of Income
     Comparative Consolidated Statements of Cash Flows
     Comparative Consolidated Balance Sheets
     Notes to Consolidated Financial Statements
     Note 1. Springerville Unit 2 Deferrals
     Note 2.  Commitments and Contingencies
         Coal and Transportation Contracts
         Tax Assessments
         SDGE/FERC Proceedings
           San Diego Gas & Electric v. Tucson Electric Power Company Alamito Company, Docket No. ER79-97-009
     Note 3.  Investment in Partnership
     Note 4.  Income Taxes
     Note 5.  Long-Term Debt

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations
     Overview
     Proposed Holding Company
     Nations Energy Corporation
     Rate Matters
     Competition
        Wholesale
        Retail
     Accounting for the Effects of Regulation
     Earnings
     Dividends on Common Stock
Results of Operations
       Results of Utility Operations
         Sales and Revenues
         Operating Expenses
         Other Income
Liquidity and Capital Resources
        Cash Flows

                           PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
    SDGE/FERC Proceedings
       San Diego Gas & Electric v. Tucson Electric Power Company
       Alamito Company, Docket No. ER79-97-009

Item 6.  --  Exhibits and Reports on Form 8-K

Signature Page

Exhibit Index


                                   DEFINITIONS

The abbreviations and acronyms used in the 1995 Third Quarter Form 10-Q are defined below:

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


                                   DEFINITIONS
                                   (concluded)


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


INDEPENDENT ACCOUNTANTS' REPORT

Tucson Electric Power Company:

We have reviewed the accompanying consolidated balance sheet of Tucson Electric Power Company and subsidiaries (the Company) as of September 30, 1995 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP

Tucson, Arizona
October 31, 1995


                              PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

     The September 30 consolidated financial statements are unaudited but reflect all normal recurring accruals and other adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods covered. Due to seasonal fluctuations in sales, the quarterly results are not indicative of annual operating results. Also see
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations.
COMPARATIVE CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                          September 30,
                                                         1995       1994
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $192,929    $191,857
 Amortization of MSR Option Gain Regulatory Liability    5,014       5,014
 Other Utilities                                        19,844      23,615
                                                      ---------   ---------
    Total Operating Revenues                           217,787     220,486
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               47,103      62,149
 Capital Lease Expense                                  24,180      23,121
 Amortization of Springerville Unit 1 Allowance         (7,108)     (6,551)
 Other Operations                                       24,574      27,731
 Maintenance and Repairs                                 7,607      12,847
 Depreciation and Amortization                          23,041      22,686
 Taxes Other Than Income Taxes                          14,033      14,193
                                                      ---------   ---------
    Total Operating Expenses                           133,430     156,176
                                                      ---------   ---------
      Operating Income                                  84,357      64,310
                                                      ---------   ---------

Other Income
 Interest Income                                         2,027       1,990
 Gains on Sales of Securities                               28           -
 Other                                                   1,060       1,513
                                                      ---------   ---------
    Total Other Income                                   3,115       3,503
                                                      ---------   ---------

Interest Expense
 Long-Term Debt - Net                                   17,039      17,546
 Interest Imputed on Losses Recorded at Present Value    8,098       8,016
 Other                                                   1,894       1,839
 Allowance for Borrowed Funds Used During Construction    (288)       (276)
                                                      ---------   ---------
    Total Interest Expense                              26,743      27,125
                                                      ---------   ---------

Net Income                                            $ 60,729    $ 40,688
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)       160,678     160,724
                                                      =========   =========


Net Income per Average Share                          $   0.37    $   0.25
                                                      =========   =========


See Notes to Consolidated Financial Statements.


COMPARATIVE CONSOLIDATED STATEMENTS OF INCOME

                                                       Nine Months Ended
                                                          September 30,
                                                         1995       1994
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $451,124    $450,809
 Amortization of MSR Option Gain Regulatory Liability   15,040      15,040
 Other Utilities                                        56,673      72,313
                                                      ---------   ---------
    Total Operating Revenues                           522,837     538,162
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              140,634     169,683
 Capital Lease Expense                                  71,436      69,477
 Amortization of Springerville Unit 1 Allowance        (21,324)    (19,653)
 Other Operations                                       73,868      75,243
 Maintenance and Repairs                                28,675      33,300
 Depreciation and Amortization                          68,904      66,960
 Taxes Other Than Income Taxes                          42,569      42,632
                                                      ---------   ---------
    Total Operating Expenses                           404,762     437,642
                                                      ---------   ---------
      Operating Income                                 118,075     100,520
                                                      ---------   ---------

Other Income
 Interest Income                                         6,806       4,434
 Gains on Sales of Securities                            2,986           -
 Other                                                   3,768       4,673
                                                      ---------   ---------
    Total Other Income                                  13,560       9,107
                                                      ---------   ---------

Interest Expense
 Long-Term Debt - Net                                   53,049      50,143
 Interest Imputed on Losses Recorded at Present Value   24,666      24,378
 Other                                                   5,986       5,344
 Allowance for Borrowed Funds Used During Construction    (849)       (778)
                                                      ---------   ---------
    Total Interest Expense                              82,852      79,087
                                                      ---------   ---------

Net Income                                            $ 48,783    $ 30,540
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)       160,697     160,724
                                                      =========   =========


Net Income per Average Share                          $   0.30    $   0.19
                                                      =========   =========


See Notes to Consolidated Financial Statements.


COMPARATIVE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                          September 30,
                                                         1995       1994
                                                     -Thousands of Dollars-
Cash Flows from Continuing Operating Activities
  Cash Receipts from Retail Customers                 $459,054    $461,492
  Cash Receipts from Other Utilities                    59,478      75,220
  Fuel and Purchased Power Costs Paid                 (124,748)   (138,497)
  Wages Paid, Net of Amounts Capitalized               (50,700)    (39,654)
  Payment of Other Operations and Maintenance Costs    (54,925)    (54,134)
  Capital Lease Interest Paid                          (82,742)    (81,302)
  Interest Paid, Net of Amounts Capitalized            (57,006)    (49,010)
  Taxes Paid, Net of Amounts Capitalized               (79,329)    (66,548)
  Income Taxes Paid                                     (1,760)          -
  Interest Received                                      6,708       4,128
                                                      ---------   ---------
    Net Cash Flows - Continuing Operating Activities    74,030     111,695
                                                      ---------   ---------

Net Cash Flows - Discontinued Operations                     -      23,359
                                                      ---------   ---------

Cash Flows from Investing Activities
  Construction Expenditures                            (42,049)    (48,932)
  Purchase of Debt Securities                          (17,697)          -
  Investment in Partnership                            (11,529)          -
  Other                                                  3,327         104
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (67,948)    (48,828)
                                                      ---------   ---------

Cash Flows from Financing Activities
  Payments to Retire Long-Term Debt                    (36,507)     (1,853)
  Payments on Renewable Term Loan                     (143,060)          -
  Payments to Retire Capital Lease Obligations         (16,657)    (17,215)
  Other                                                    273         988
                                                      ---------   ---------
    Net Cash Flows - Financing Activities             (195,951)    (18,080)
                                                      ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents  (189,869)     68,146
Cash and Cash Equivalents, Beginning of Year *         248,152     161,996
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period **           $ 58,283    $230,142
                                                      =========   =========



* Beginning of year balance includes cash and cash equivalents from discontinued operations of $14,852,000 for 1995 and $22,179,000 for 1994.
** End of period balance includes cash and cash equivalents from discontinued operations of $20,526,000 for 1994.


See Notes to Consolidated Financial Statements.


SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION


                                                       Nine Months Ended
                                                          September 30,
                                                         1995       1994
                                                     -Thousands of Dollars-

Net Income                                            $ 48,783    $ 30,540
Adjustments to Reconcile Net Income
 to Net Cash Flows
  Depreciation and Amortization Expense                 68,904      66,960
  Taxes Accrued                                          4,644      16,520
  Deferred Investment Tax Credits                       (3,539)     (3,758)
  Deferred Fuel and Purchased Power                      5,287       5,601
  Lease Payments Deferred                                4,917       4,349
  Deferred Springerville Unit 2 Costs                     (844)       (864)
  Amortization of Regulatory Adjustments               (11,698)    (10,314)
  Other                                                 (2,250)         (5)
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Customer Accounts Receivable                       (12,090)     (9,954)
    Accounts Receivable - Other                          2,628       3,400
    Materials and Fuel                                  (3,532)     (2,342)
    Unbilled Revenues                                  (11,239)     (9,927)
    Other Current Assets and Liabilities               (17,316)     18,208
    Other Deferred Assets and Liabilities                1,375       3,281
                                                      ---------   ---------
Net Cash Flows - Continuing Operating Activities      $ 74,030    $111,695
                                                      =========   =========
















See Notes to Consolidated Financial Statements.











COMPARATIVE CONSOLIDATED BALANCE SHEETS

ASSETS
                                                  September 30, December 31,
                                                       1995        1994
                                                   - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,082,926  $2,053,123
  Utility Plant Under Capital Leases                   893,064     893,064
  Construction Work in Progress                         50,358      40,870
                                                    ----------- -----------
    Total Utility Plant                              3,026,348   2,987,057
  Less Accumulated Depreciation and Amortization      (844,008)   (791,617)
  Less Accumulated Amortization of Capital Leases      (36,075)    (25,595)
  Less Allowance for Springerville Unit 1             (162,237)   (162,423)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,984,028   2,007,422
                                                    ----------- -----------
Investments
  Investments and Other Property                        47,976       4,307
  Net Assets of Discontinued Operations                      -       8,685
                                                    ----------- -----------
    Total Investments                                   47,976      12,992
                                                    ----------- -----------
Current Assets
  Cash and Cash Equivalents                             58,283     233,300
  Accounts Receivable                                   87,047      66,332
  Materials and Fuel                                    39,739      36,109
  Deferred Income Taxes - Current                       15,572      12,870
  Other                                                  8,114       8,376
                                                    ----------- -----------
    Total Current Assets                               208,755     356,987
                                                    ----------- -----------
Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        137,811     143,372
  Deferred Common Facility Costs                        63,937      65,843
  Deferred Springerville Unit 2 Costs                   45,273      54,983
  Deferred Lease Expense                                21,065      25,228
  Deferred Fuel and Purchased Power Expense                586       5,872
  Other Deferred Regulatory Assets                       8,772       9,362
Deferred Debits - Other                                 16,469      17,532
                                                    ----------- -----------
    Total Deferred Debits                              293,913     322,192
                                                    ----------- -----------
Total Assets                                        $2,534,672  $2,699,593
                                                    =========== ===========

See Notes to Consolidated Financial Statements.











COMPARATIVE CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND OTHER LIABILITIES
                                                  September 30, December 31,
                                                       1995        1994
                                                   - Thousands of Dollars -
Capitalization
  Common Stock                                      $  645,314  $  645,479
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (632,572)   (681,355)
                                                    ----------- -----------
  Common Stock Equity (Deficit)                          6,385     (42,233)
  Capital Lease Obligations                            896,102     922,735
  Long-Term Debt                                     1,209,035   1,381,935
                                                    ----------- -----------
    Total Capitalization                             2,111,522   2,262,437
                                                    ----------- -----------

Current Liabilities
  Short-Term Debt                                       12,039           -
  Current Maturities of Long-Term Debt                  10,500      17,167
  Accounts Payable                                      29,457      39,777
  Interest Accrued                                      40,113      59,480
  Taxes Accrued                                         33,858      29,215
  Accrued Employee Expenses                             10,841      15,247
  Current Obligations Under Capital Leases              32,780      12,803
  Other                                                  7,351       6,624
                                                    ----------- -----------
    Total Current Liabilities                          176,939     180,313
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  MSR Option Gain Regulatory Liability                  29,702      41,214
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 20,829      24,368
  Deferred Income Taxes - Noncurrent                   161,005     164,341
  Other                                                 34,675      26,920
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       246,211     256,843
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,534,672  $2,699,593
                                                    =========== ===========




See Notes to Consolidated Financial Statements.












NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 1.  SPRINGERVILLE UNIT 2 DEFERRALS
---------------------------------------

     The Company is not presently recovering through retail rates the depreciation, property taxes, operating and maintenance expenses other than fuel, or interest costs associated with the 37.5% of Springerville Unit 2 capacity which is currently not deemed by the ACC to be used and useful for the retail jurisdiction and therefore is not in rate base (hereinafter referred to as "retail excess capacity deferrals"). These expenses are being expensed as incurred. However, the 1994 Rate Order permits such costs to be deferred for future recovery over the remaining useful life of Springerville Unit 2. This phase-in plan does not qualify under FAS 92 and, therefore, such retail excess capacity deferrals, while deferred for regulatory purposes, cannot be deferred for financial reporting purposes. Such retail excess capacity deferrals totaled $11 million during the nine months ended September 30, 1995, bringing the total to $74 million at September 30, 1995. Either inclusion in costs recoverable through retail rates or additional wholesale sales at sufficient prices of an equivalent amount of capacity (or a combination thereof) will be required to recover these retail excess capacity deferrals.

     In addition, the Company is not presently recovering through retail rates 37.5% of the deferred Springerville Unit 2 rate synchronization costs ($27 million at September 30, 1995), which were non-fuel costs of Springerville Unit 2 incurred from January 1, 1991 through October 14, 1991. This amount, together with the balance of such costs that the Company is presently recovering through rates ($18 million at September 30, 1995), are reported in the Company's Consolidated Balance Sheet as Deferred Springerville Unit 2 Costs.

     The 1994 Rate Order provided that the rate synchronization and retail excess capacity deferrals associated with the 37.5% of Springerville Unit 2 capacity not found to be used and useful for the retail jurisdiction will continue to incur an interest charge of 7.19% until authorized to be included in rate base or for a period of three years ending in 1997, whichever occurs first.

NOTE 2.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

  Coal and Transportation Contracts

     On October 14, 1991, amendments to the contract with the Springerville coal supplier were entered into, and became effective, which, among other things, reduced the price of coal shipments at Springerville. The amended contract contains provisions which protected the claims of the Springerville coal supplier under the original agreement in the event that the Company did not perform its obligations under the terms of the amended agreement at any time prior to August 23, 1995. On August 23, 1995, the Company satisfied all of the conditions of the amended contract and, consequently, reversed a $3 million accrued liability. The reversal of the accrued liability is included as a reduction to Fuel and Purchased Power expense in the Company's 1995 Consolidated Statements of Income.

     Amendments to the Irvington coal supply agreement with P&M were executed, effective November 5, 1991, which, among other things, substantially reduced the minimum annual coal quantities. The amended contract contains provisions which protected the claims of P&M under the original agreement in the event that the Company did not perform its obligations under the terms of the amended agreement at any time prior to November 4, 1995. Additionally, the Company previously recorded an $8 million unpaid take-or-pay penalty. To satisfy such penalty, the amendments provided for P&M to receive either the proceeds from any sale of, or, at P&M's option, the title to an undeveloped parcel of land (which has a book value to the Company of $2 million). At September 30, 1995 the Company reversed $6 million of the $8 million accrued liability (the Company satisfied all the terms of the amended contract on November 4, 1995). The reversal of the accrued liability is included as a reduction to Fuel and Purchased Power expense in the Company's 1995 Consolidated Statements of Income.

     Amendments to transportation agreements were also executed, effective October 18, 1991, with the Springerville and Irvington rail transportation suppliers which, among other things, reduced the price for coal shipments and limited annual changes in the contract price. The Springerville amended rail transportation agreement includes provisions which protected the supplier's claims under their original contract in the event the Company did not perform its obligations under the terms of the amended agreement at any time prior to September 19, 1995. On September 19, 1995, the Company satisfied all of the conditions of the amended contract and, consequently, reversed a $3 million accrued liability. The reversal of the accrued liability is included as a reduction to Fuel and Purchased Power expense in the Company's 1995 Consolidated Statements of Income.

     The three reversals of accrued liabilities described above collectively reduced Fuel and Purchased Power expense by $12 million in the third quarter of 1995.

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

     In the opinion of management, the Company has recorded, through the Consolidated Statements of Income (Loss) in current and prior years, a liability for the amount of federal and state taxes and interest thereon for which the Company feels incurrence is probable as of September 30, 1995. In the event that all or most of the Arizona Department of Revenue's proposed assessments are sustained, additional liabilities would result. Based on the current status of the legal proceedings, the Company believes that the ultimate resolution of such disputes will occur over a period of one to four years. Although it is reasonably possible that the ultimate resolution of such matters could result in a loss of up to approximately $26 million in excess of amounts accrued, management and outside tax counsel believe that the Company has meritorious defenses to mitigate or eliminate the assessed amounts. Based on consultations with counsel, the Company believes that the resolution of the tax matters described herein should not have a material adverse effect on the Company's Consolidated Financial Statements.

  SDGE/FERC Proceedings

   San Diego Gas & Electric v. Tucson Electric Power Company

     On February 11, 1993, SDGE filed a complaint and motion for summary disposition against the Company and Century before the FERC (San Diego Gas & Electric Company v. Tucson Electric Power Company and Century Power Corporation, Docket No. EL93-19-001). The complaint alleged that the Company and Century overbilled SDGE during Phases 3 through 5 of the Ten Year Power Sale Agreement (Ten Year Agreement) and requested that the FERC order refunds by the Company of an aggregate amount of approximately $14.5 million, plus interest. On April 23, 1993, the Company filed an answer denying the allegations of the complaint. On May 3, 1995, the FERC issued an order dismissing SDGE's complaint. On July 19, 1995, the FERC partially granted SDGE's request of rehearing of the May 3, 1995 Order and reinstituted proceedings to determine what amounts SDGE and the Company may owe each other for the period prior to November 1, 1984. SDGE appealed to the United States Court of Appeals for the District of Columbia Circuit that portion of the rehearing which FERC had denied. The Company and SDGE have agreed to resolve this dispute by waiving all claims under the Ten Year Agreement and dismissing all proceedings relating thereto. An Offer of Settlement has been filed at FERC. To be effective the Offer of Settlement must be approved by FERC.

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

     SDGE has agreed that if FERC approves the Offer of Settlement in EL93-19-001, SDGE will move to dismiss all appeals relating to the SDGE/FERC Proceedings described herein. The Company believes the SDGE/FERC Proceedings described herein should not have any effect on the Company's Consolidated Financial Statements.

NOTE 3.  INVESTMENT IN PARTNERSHIP
----------------------------------

     In September 1995, Nations Energy Corporation (a wholly owned subsidiary of the Company) and Trigen Energy Corporation formed a partnership and purchased Coors Brewing Company's energy production (utility) assets.
Nations Energy has a 49% interest in the partnership. The partnership will provide electricity and steam for the brewery operation in Golden, Colorado. In addition, the partnership intends to upgrade Coors' power plant to improve fuel efficiency and increase capacity. The investment of approximately $12 million by Nations Energy is included in the Company's Consolidated Balance Sheet at September 30, 1995 under Investments and Other Property and in the Company's Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 as Investment in Partnership.

NOTE 4.  INCOME TAXES
---------------------

     The income tax benefit included in results of continuing operations for the quarter and nine months ended September 30, 1995 and 1994 was comprised solely of the amortization of accumulated deferred investment tax credits. The differences between income tax benefit and the amount obtained by multiplying income before income taxes by the U.S. statutory federal income tax rate for the quarter and nine months ended September 30, 1995 and 1994 are as follows:

                                                  Three Months Ended
                                                    September 30,
                                                  1995         1994
                                                ---------    ---------
                                                -Thousands of Dollars-

Federal Income Tax Expense at Statutory Rate    $(20,823)    $(13,838)
  Investment Tax Credit Amortization               1,235        1,151
  Net Operating Loss Carryforwards                20,823       13,838
                                                ---------    ---------
    Total Benefit for Federal and
     State Income Taxes                         $  1,235     $  1,151
                                                =========    =========

                                                   Nine Months Ended
                                                     September 30,
                                                   1995        1994
                                                ---------    ---------
                                                -Thousands of Dollars-

Federal Income Tax Expense at Statutory Rate    $(15,835)    $ (9,374)
  Investment Tax Credit Amortization               3,539        3,758
  Net Operating Loss Carryforwards                15,835        9,374
                                                ---------    ---------
    Total Benefit for Federal and
     State Income Taxes                         $  3,539     $  3,758
                                                =========    =========

     The income tax benefit is included in the Consolidated Statements of Income in the following accounts:

                                                  Three Months Ended
                                                     September 30,
                                                   1995        1994
                                                 --------    --------
                                                -Thousands of Dollars-

Operating Expenses - Other Operations            $    23     $    22
Other Income - Other                               1,212       1,129
                                                 --------    --------
  Total Income Tax Benefit                       $ 1,235     $ 1,151
                                                 ========    ========

                                                  Nine Months Ended
                                                     September 30,
                                                   1995        1994
                                                 --------    --------
                                                -Thousands of Dollars-

Operating Expenses - Other Operations            $    68     $    68
Other Income - Other                               3,471       3,690
                                                 --------    --------
  Total Income Tax Benefit                       $ 3,539     $ 3,758
                                                 ========    ========

NOTE 5.  LONG-TERM DEBT
-----------------------

     In the third quarter of 1995, the Company made an $87 million payment on its Renewable Term Loan thereby reducing its Long-Term Debt. Such amount may be reborrowed pursuant to the terms of the Renewable Term Loan, as needed by the Company.





ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following contains information regarding the results of the Company's operations during the third quarter and first nine months of 1995 compared with the third quarter and first nine months of 1994, the outlook for dividends on Common Stock, and changes in liquidity and capital resources of the Company during the third quarter and first nine months of 1995. Also management's expectations of identifiable material trends are discussed.

OVERVIEW

     The Company's financial prospects are subject to significant economic, regulatory and other uncertainties, some of which are beyond the Company's control. These uncertainties include the degree of utilization of capacity through either retail electric service or wholesale sales and the extent to which the Company, due to continued high financial and operating leverage, can alter operations and reduce costs in response to unanticipated economic downturns or industry changes. The Company's ability to recover the costs of serving retail customers is dependent upon pricing of the Company's services, which requires ACC approval, and the level of sales to such customers. The Company anticipates continued growth in sales over the next five years primarily as a result of anticipated population and economic growth in the Tucson area. However, a number of factors such as changes in economic conditions and the increasingly competitive electric markets could affect the Company's levels of sales.

     Increased revenues, including increases for the recovery of plant and operating costs associated with the remaining 37.5% of Springerville Unit 2, which is not currently included in rate base, may be required in order for the Company to maintain its existing level of liquidity over the longer term as obligations become due. The level of cash flow from wholesale sales is affected generally by factors affecting the market for such sales, including the availability of capacity and energy in the western United States. In addition, the Company has a significant amount of variable rate debt and, as a result, the Company's future cash flows are also affected by the level of interest rates. See Liquidity and Capital Resources below.

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

     In addition, the Company's capital structure is highly leveraged and its ability to raise capital (through either public or private financings) is limited. The Company's ability to obtain debt financing is limited by reason of limited free cash flow available to meet additional interest expense and due to the restrictive covenants contained in its obligations to creditors. Further, if the Company is required to refinance its debt obligations in order to repay them when due, such refinancing may be made on terms which may be adverse to the Company. Such terms could include, among other things, higher interest rates, greater sinking fund requirements and various other restrictive covenants, such as dividend payment restrictions. Access to equity capital may be limited because of the Company's likely limited future profitability and its inability to pay dividends for the foreseeable future. See Dividends on Common Stock below.

     During the next twelve months, the Company does not expect any need to obtain new debt financing to fund continuing operating activities and construction expenditures. The Company instead expects to rely on internal cash flows, existing cash balances, the Renewable Term Loan and, if necessary, borrowings under the Revolving Credit. At September 30, 1995, the Company's cash balance including cash equivalents was approximately $58 million. Cash balances are invested in investment grade, money-market securities with an emphasis on preserving the principal amount invested.

PROPOSED HOLDING COMPANY

     The Company is seeking approvals to establish through a one-for-one share exchange in early 1996 a new corporate structure in which the Company will be a subsidiary of a new holding company, UniSource Energy Corporation (UniSource). The Company seeks to establish a holding company structure because the Company believes that it is in the best interests of its shareholders for the Company to participate in various segments of the evolving and expanding electric energy business. The Company believes that such participation would be enhanced by the holding company structure, a commonly used structure in the electric and other industries, to conduct different lines of business.

     In May 1995, shareholders of the Company approved the proposed holding company. In addition to shareholder approval, consummation of the holding company plan is predicated upon receiving approval from the ACC and FERC. The Company is currently in the process of obtaining such approvals. On September 27, 1995, the Company received a "no action" position from the staff of the SEC under the Public Utility Holding Company Act of 1935, as amended.

     In February 1995, the Company filed a Notice of Intent to Form a Holding Company with the ACC. In June 1995, the ACC staff filed testimony in which the ACC staff recommended that the ACC deny the Company's request on the basis that retail customers would be exposed to certain risks resulting from diversification. However, ACC staff recommended that, in the event that the ACC approves formation of the holding company, the ACC impose various operating and financial conditions on the Company and the holding company. In concurrently filed testimony, RUCO did not oppose the formation of the holding company. The Company filed rebuttal testimony on July 27, 1995, and a public hearing was held on August 22, 1995. The Company expects a ruling from the ACC by the end of December 1995. Also, on April 26, 1995, the Company filed an application with FERC requesting approval to form a holding company. These applications are pending.

     If all required regulatory approvals are satisfactorily obtained, the outstanding shares of the Company's common stock would be exchanged, on a share-for-share basis, for shares of UniSource. As a result, the holders of the Company's common stock will become the owners of UniSource common stock, and UniSource will become the owner of the Company's common stock. If the share exchange is effected, it will not be necessary to turn in the Company's common stock certificates in exchange for UniSource common stock certificates. The certificates for the Company's common stock will automatically represent shares of UniSource common stock. New certificates bearing the name of UniSource will be issued in the future as certificates for presently outstanding shares of the Company's common stock are presented for transfer.

     The Board has reserved the right to terminate the plan of exchange if it determines in its sole discretion that the share exchange would be inadvisable or not in the best interests of the Company or its shareholders. In making such a determination, the Board may consider, among other things, the nature of the conditions imposed upon the Company in order to obtain requisite regulatory approvals.

NATIONS ENERGY CORPORATION

     On September 14, 1995, Nations Energy and Trigen Energy Corporation acquired a Colorado limited liability partnership which owns certain electric and steam generating assets supplying electric and thermal energy to the Coors Brewing Company (Coors). The partnership had been formed by Coors and Coors Energy Company (Coors Energy) and following the acquisition was renamed Trigen-Nations Energy Company, L.L.P. (Trigen-Nations). Trigen-Nations also acquired certain gas pipeline assets from Coors Energy. The total purchase price for the generating and pipeline assets acquired from Coors and Coors Energy was $22 million. In connection with the acquisition, Trigen-Nations entered into an energy services agreement to provide Coors with electric power and steam for a
25-year term.   Upon the completion of certain engineering and permitting
activities, as well as the satisfaction of certain other conditions, including legal and regulatory matters, Trigen-Nations intends to improve the assets and expand their electric generating capacity at a cost estimated to be approximately $45 million.

RATE MATTERS

     On June 13, 1995, the Company filed an application with the ACC, requesting an overall 4.9% increase in retail rates (approximately $28.4 million in annual revenues). The Company's request is based on original cost rate base of approximately $1.17 billion, a rate of return on original cost rate base of 8.2%, and a rate of return on common equity of 11.5%.

     The proposed rate structure is a continuation of the Company's effort to insure that retail customer classes pay their appropriate allocated share of the cost of providing service. The Company is proposing increases of 7.5% for residential customers, 3.6% for commercial customers, and 5.0% for industrial customers. The proposed increase would result in an increase of $5.37 in the average monthly residential bill, from $70.92 (9.46 cents per kWh) to $76.29 (10.17 cents per kWh) for residential customers using an average 750 kilowatt-hours per month.

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

     The Company's request contains elements of traditional cost of service/rate of return ratemaking as well as several proposals designed to increase the Company's competitiveness. Such proposals include, among others, the flexibility to enter into special contracts with customers without specific ACC approval at prices below previously approved tariffs' levels; allocation of the savings resulting from improved operating efficiencies between the Company and its customers; allocation of the benefits of the 110 MW added generating capacity related to the SCE power exchange solely to the retail customers; and allocation of new long-term wholesale sales based on marginal costs of a wholesale transaction rather than the Company's average costs.

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

COMPETITION

 WHOLESALE

     Under current law, the Company is not in direct competition with any other regulated electric utility for electric service in the Company's retail service territory. Nevertheless, the Company competes for retail markets against gas service suppliers and others who may provide energy services which would be substitutes for, or bypass of, the Company's services.

     The Company does compete with other utilities, marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. The Company's rates for wholesale sales of capacity and energy, generally, are not permitted to exceed rates determined on a cost of service basis. With respect to wholesale sales, the Company's prices are substantially below costs determined on a fully allocated cost of service basis, but, in all instances, prices exceed the level necessary to recover fuel and other variable costs. It is expected that competition to sell capacity will remain vigorous, and that prices will remain depressed for several years, due to increased competition and surplus capacity in the southwestern United States.
Competition for the sale of capacity and energy is influenced by many factors, including the availability of capacity of the 3,810 MW Palo Verde nuclear generating station and other generating stations in the southwestern United States, the availability and prices of natural gas and oil, spot energy prices and transmission access. In addition, the Energy Act has promoted increased competition in the wholesale electric power markets.

     The Energy Act addresses a wide range of energy issues, including several matters affecting bulk power competition in the electric utility industry. It creates exemptions from regulation under the Holding Company Act for persons or corporations that own and/or operate in the United States certain generating and interconnecting transmission facilities dedicated exclusively to wholesale sales, thereby encouraging the participation of utility affiliates, independent power producers and other non-utility participants in the development of power generation. In order to facilitate competition in power generation, the Energy Act also confers expanded authority upon FERC to issue orders requiring electric utilities to transmit power and energy to or for wholesale purchasers and sellers, and to require electric utilities to enlarge or construct additional transmission capacity to provide these services. While the Energy Act prohibits FERC from issuing any such order that would unreasonably impair the continuing reliability of affected electric systems or that would be conditioned upon or require transmission services directly to an ultimate consumer, the Energy Act creates the potential for utilities and other power producers to gain increased access to the transmission systems of other entities to facilitate wholesale sales. FERC is encouraging all parties interested in transmission access to form RTGs to facilitate access to and development of transmission service and to assist in settling disputes regarding such matters. RTGs will not relieve FERC of its responsibilities related to transmission access; however, such organizations could provide for more efficient handling of transmission service requests and planning for regional transmission needs. The Company is currently involved in the development of two RTGs in the West, SWRTA and WRTA. WRTA was approved by FERC on May 16, 1995 and SWRTA was approved on October 31, 1995. The Company is a member of SWRTA and is also considering membership in WRTA. As a condition of its approval of WRTA and SWRTA as RTGs the FERC has required all transmitting utility members of each RTG to offer comparable transmission services at least to other members of such RTG through tariffs that set forth the rates, terms and conditions of service.

     In late March 1995, the FERC issued two Notices of Proposed Rulemaking
(NOPR). The first NOPR on open access non-discriminatory transmission services by public utilities and transmitting utilities is intended to facilitate competition among suppliers to the bulk power market. If adopted, public utilities would be required to open access to their transmission systems within certain guidelines, and at pre-established tariffs. The second and supplemental NOPR would provide a basis for recovery by regulated public utilities of legitimate and verifiable stranded costs associated with existing wholesale requirements customers and retail customers who become unbundled wholesale transmission customers of the utility. A final rule on both NOPRs is expected to take effect in 1996.

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

     The Company is active in marketing energy and customizing energy-related services to meet customer needs. In part as a result of such efforts, the Company has to date lost no customers to self-generation. The Company's two mining customers, which provide approximately 11% of the Company's total annual revenues from retail customers, each have considered self-generation. However, following negotiations with the Company in 1993 and 1994, new contracts were executed that included, among other things, rate reductions and term extensions. These contracts expire after the year 2000, subject to various provisions allowing the customers to terminate partially or entirely, under certain circumstances upon at least one and up to two years prior notice.
To date, no such notice has been received. The ability to enter into or extend contracts, to avoid early termination, and to retain customers will be dependent on, among other things, market conditions and alternatives available to customers from time to time.

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

     In Arizona, the ACC Staff issued its first report on a retail electric competition workshop held in October of 1994. This report is the first in a series of reports that will be issued on various workshops that will be held from time to time to identify and address policy issues related to competition. While other states are considering competition proposals, the ACC effort is designed to obtain information about competition. No specific proposals are currently being considered. The report proposes that Staff develop a comprehensive set of options to better inform the ACC about its choices. Staff recommended that three options be considered: 1) encouraging retail competition, 2) permitting limited retail competition, and 3) discouraging retail competition by prohibiting retail wheeling and allowing distributed energy services. The ACC has also established a working group on retail electric competition. Membership in the working group includes ACC Staff, Arizona utilities, and other interested parties, and the first meeting of the group took place in January 1995. A report from the group was issued in October 1995. This report concludes Phase I of the Commission's investigation into retail electric competition. Phase II will focus on obtaining more information from interested parties and on recommendations on policy. The Company cannot predict what the working group will recommend and what, if any, changes in electric regulation and competition will be implemented by the ACC.

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

     If at some future point, the Company determines that it no longer meets the criteria for continued application of FAS 71, the Company would be required to adopt the provisions of FAS 101. Adoption of FAS 101 would require the Company to write off its regulatory assets and liabilities as of the date of adoption of FAS 101 and would preclude the future deferral in the balance sheet of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future. Based on the balances of the Company's regulatory assets and liabilities as of September 30, 1995, the Company estimates that the adoption of FAS 101 would have resulted in an extraordinary loss of $135 million, which includes a reduction for the related deferred income taxes. The Company does not expect that its cash flows would be affected by the adoption of FAS 101. However, as a result of the increase in the Company's accumulated deficit which would result from such loss, the Company's ability to pay dividends could be further impaired.

EARNINGS

     The Company recorded net income of $60.7 million in the third quarter of 1995 compared with net income of $40.7 million in the third quarter of 1994. The net income per average share of Common Stock was $0.37 for the third quarter of 1995 compared with a net income per average share of Common Stock of $0.25 for the second quarter of 1994.

     For the first nine months of 1995, the Company recorded net income of $48.8 million, compared with net income of $30.5 million recorded for the first nine months of 1994. The net income per average share of Common Stock was $0.30 in the first nine months of 1995 compared with a net income per average share of Common Stock of $0.19 for the first nine months of 1994.

     The results in both the third quarter and first nine months of 1995 were affected by a one-time $12.2 million reduction in expenses ($0.07 per average share of Common Stock) resulting from the satisfaction of certain requirements under fuel and transportation agreements restructured in 1991 including full compliance with the terms of existing contracts.

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

     At September 30, 1995, the Company had no earned surplus (its accumulated deficit on that date was $633 million), and the Company expects limited net earnings for the 1994 and 1995 fiscal years taken together. The Company expects to have no earned surplus for the foreseeable future and limited net earnings and cash flow for several years.

     Under applicable provisions of amendments to the Arizona General Corporation Law, which will be effective in 1996, a company will be permitted to make distributions to shareholders unless, after giving effect to such distribution, either (i) the company would not be able to pay its debts as they come due in the usual course of business, or (ii) the company's total assets would be less than the sum of its total liabilities plus the amount necessary to satisfy any liquidation preferences of shareholders with preferential rights. As of September 30, 1995, the Company's common stock equity was $6 million.

     Although the Company expects to meet the requirements under the amended corporation law for making distributions to shareholders within the next several years, restrictive covenants in certain existing debt agreements may continue to preclude the Company from declaring or paying dividends.

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

RESULTS OF OPERATIONS

 RESULTS OF UTILITY OPERATIONS

   SALES AND REVENUES

     Comparisons of kilowatt-hour sales and electric revenues are shown below:


                                                            Increase/(Decrease)
     Three Months Ended September 30      1995     1994      Amount    Percent

     Electric kWh Sales (000):
       Retail Customers                2,232,633  2,226,699    5,934     0.3 %
       Other Utilities                   633,391    693,364  (59,973)   (8.6)
                                       ---------  ---------  -------
          Total                        2,866,024  2,920,063  (54,039)   (1.9)
                                       =========  =========  =======

     Electric Revenues (000):
       Retail Customers                $ 192,929  $ 191,857  $ 1,072     0.6 %
       Amortization of MSR Option
          Gain Regulatory Liability        5,014      5,014        -       -
       Other Utilities                    19,844     23,615   (3,771)  (16.0)
                                       ---------  ---------  -------
          Total                        $ 217,787  $ 220,486  $(2,699)   (1.2)
                                       =========  =========  =======


                                                            Increase/(Decrease)
     Nine Months Ended September 30       1995     1994      Amount    Percent

     Electric kWh Sales (000):
       Retail Customers                5,401,473  5,389,121   12,352     0.2 %
       Other Utilities                 1,651,537  2,157,203 (505,666)  (23.4)
                                       ---------  --------- --------
          Total                        7,053,010  7,546,324 (493,314)   (6.5)
                                       =========  ========= ========
     Electric Revenues (000):
       Retail Customers                 $451,124   $450,809  $   315     0.1 %
       Amortization of MSR Option
        Gain Regulatory Liability         15,040     15,040        -       -
       Other Utilities                    56,673     72,313  (15,640)  (21.6)
                                        --------   -------- --------
          Total                         $522,837   $538,162 $(15,325)   (2.8)
                                        ========   ======== ========

     KWh sales to retail customers increased less than 1% in the third quarter of 1995 compared with the third quarter of 1994 due to a 2.9% increase in the average number of retail customers, partially offset by cooler temperatures in the third quarter of 1995 than in the third quarter of 1994. Based on billed cooling degree days, a commonly used measure in the electric industry that is calculated by subtracting 75 from the average of the high and low daily temperatures, the Tucson area registered an approximate 16% decrease in such billed cooling degree days for the third quarter of 1995 compared with the third quarter of 1994. In contrast, billed cooling degree days increased approximately 9% for the third quarter of 1995 compared with the 10 year average for the same period from 1985 to 1994. Specifically, billed cooling degree days were 1,039, 1,232, and 950 for the third quarter of 1995, 1994, and the 10 year average for the third quarter, respectively.

     KWh sales to retail customers increased less than 1% in the first nine
months of 1995 compared with the same period in 1994.   As in the third
quarter, milder weather dampened sales despite continued growth in the average number of retail customers.

     Revenues from sales to retail customers increased in the third quarter and first nine months of 1995 compared with the same period of 1994 due to higher kWh sales discussed above.

     Lower kWh sales to other utilities in both the third quarter and first nine months of 1995 compared with the same periods in 1994 resulted from lower regional loads due to mild weather conditions and the increased availability of lower cost hydroelectric power in the western United States. Lower revenues from sales to other utilities resulted from lower sales and lower energy prices in the third quarter and first nine months of 1995 than in the same periods of 1994.

    OPERATING EXPENSES

     Fuel and purchased power expense decreased in the third quarter and first nine months of 1995 compared with the same periods in 1994 as a result of a one time $12.2 million reduction in fuel expenses due to the satisfaction of certain requirements under fuel and transportation agreements restructured in 1991, and lower generation requirements in the third quarter and first nine months of 1995 than in the same periods of 1994.

     Other operations decreased in the third quarter of 1995 compared with the same period of 1994 as a result of lower accrual of employee expenses related to compensation and pension benefits.

     Maintenance and repairs expense was lower in both the third quarter and first nine months of 1995 than in the same periods of 1994 due to overhaul work at the San Juan and Springerville stations in 1994 and adjustments to materials and supplies inventory made in 1994.

    OTHER INCOME

     Interest income increased as a result of higher interest rates during the first nine months of 1995 than during the same period in 1994.

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

     In May 1995, the Company purchased approximately $18 million of Springerville Unit 1 lease debt securities. The Company expects yearly cash earnings of approximately $2.0 million as a result of the above-mentioned purchase. This purchase is shown on the balance sheet under Investments and Other Property and the interest earned is included in Interest Income on the income statement. Also, as a result of the debt securities purchase, the Renewable Term Loan commitment was decreased by $10 million to meet the prepayment provisions of the MRA.

     In September 1995, the Company paid $87 million on the Renewable Term Loan to reduce the outstanding loan balance from $118 million to $31 million. The Renewable Term Loan commitment remains at $164 million.

     The Company's cash and cash equivalents balance at November 6, 1995 was approximately $57 million. Cash balances are invested in investment grade money-market securities with an emphasis on preserving the principal amounts invested.

 CASH FLOWS

     The Company's cash and cash equivalents decreased $172 million or 75%, from the September 30, 1994 ending balance of $230 million, to the September 30, 1995 ending balance of $58 million. The reduction was primarily due to debt repayments, purchase of debt securities, investments and payment of taxes which may be refundable pending the outcome of tax appeals (see
Note 2 of Notes to Consolidated Financial Statements, Commitments and Contingencies, Tax Assessments).

     Net cash flows from continuing operating activities decreased in aggregate $38 million in the first nine months of 1995 compared with the first nine months of 1994 due primarily to a $14.6 million tax payment in the first quarter of 1995 made by the Company relating to an appeal of a transaction privilege tax assessment (see Note 2 of Notes to Consolidated Financial Statements, Commitments and Contingencies, Tax Assessments); increased wages paid due to the 1994 incentive plan and increased employee compensation and pension benefits; higher interest payments on long-term debt; and lower cash receipts from sales to other utilities. Cash receipts from sales to other utilities decreased due to lower kWh sales and lower energy prices as a result of lower regional loads and an abundance of hydroelectric power in the western United States. Increased cash expenditures were partially offset during the first nine months of 1995 due to greater interest income received and lower fuel and purchased power expenses.

     Net cash flows from investing activities decreased in the first nine months of 1995 compared with the same period in 1994 as a result of the purchase of debt securities described above, and the investment in the Coors Energy project by the Trigen-Nations partnership described above under Nations Energy Corporation.

     Net cash flows from financing activities decreased $178 million in the first nine months of 1995 compared with the same period in 1994 as a result of $16 million of first mortgage bond maturities, a $19 million permanent prepayment of the Term Loan and $143 million payment of the Renewable Term Loan, an amount that can be reborrowed.





                           PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS

SDGE/FERC PROCEEDINGS

 SAN DIEGO GAS & ELECTRIC V. TUCSON ELECTRIC POWER COMPANY

     See Note 2 of Notes to Consolidated Financial Statements, San Diego Gas & Electric v. Tucson Electric Power Company.

 ALAMITO COMPANY, DOCKET NO. ER79-97-009

     See Note 2 of Notes to Consolidated Financial Statements, Alamito Company, Docket No. ER79-97-009.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     15 - Letter regarding unaudited interim financial information. 27a - Financial Data Schedule.
     27b - Financial Data Schedule.

(b)  Reports on Form 8-K.
          - No reports on Form 8-K were filed during the third quarter of 1995.




                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TUCSON ELECTRIC POWER COMPANY
                                             (Registrant)


Date:  November 9, 1995                      Ira R. Adler
                                             ---------------
                                             Ira R. Adler
                                  Senior Vice President and Principal
                                          Financial Officer


                                  EXHIBIT INDEX


     15  -   Letter regarding unaudited interim financial information.
     27a -   Financial Data Schedule.
     27b -   Financial Data Schedule.