Form 10-Q
period 1996-03-31
TUCSON ELECTRIC POWER CO
filed 1996-05-14
CIK 100122

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

               Mark One)
                     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 1996

                                       OR

                     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to           .


                         Commission File Number 1-5924


                                       1

                         TUCSON ELECTRIC POWER COMPANY
             Exact Name of Registrant as Specified in Its Charter)

              ARIZONA                       86-0062700
   State or Other Jurisdiction of          IRS Employer
   Incorporation or Organization)       Identification No.)

   220 WEST SIXTH STREET, TUCSON,          P.O. BOX 711
              ARIZONA                          85702
               85701                         Zip Code)
   Address of Principal Executive
              Offices)

                                 520) 571-4000
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



     Indicate by check mark whether the registrant 1) has filed all reports required to be filed by Section 13 or 15d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.
Yes      X    No

     At May 9, 1996, 160,652,959 shares of the registrant's Common Stock, no par value the only class of Common Stock), were outstanding.





                                       2
                               TABLE OF CONTENTS
                                                                      Page

Definitions..............................................................ii
Independent Accountants' Report...........................................1

                         PART I - FINANCIAL INFORMATION

Item 1.  --  Financial Statements
     Comparative Consolidated Statements of Income Loss)..................2
     Comparative Consolidated Statements of Cash Flows....................3
     Comparative Consolidated Balance Sheets..............................4
     Notes to Consolidated Financial Statements
     Note 1.  Rate Matters................................................5
     Note 2.  Tax Assessments.............................................5
     Note 3.  Income Taxes................................................6
     Note 4.  Long-Term Debt..............................................6
     Note 5.  Reclassification............................................6

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations
     Overview.............................................................7
     Rate Matters.........................................................7
     Competition
         Wholesale........................................................8
         Retail...........................................................9
     Accounting for the Effects of Regulation............................10
     Dividends on Common Stock...........................................11
     Earnings............................................................11
Results of Operations
       Results of Utility Operations
         Sales and Revenues..............................................12
                                       i
         Operating Expenses..............................................12
         Other Income....................................................13
         Interest Expense................................................13
         Income Taxes....................................................13
Liquidity and Capital Resources..........................................14
         Cash Flows......................................................14
         Financing Developments..........................................14

                          PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
        Tax Assessments..................................................16

Item 6.  --  Exhibits and Reports on Form 8-K............................16

Signature Page...........................................................17

Exhibit Index............................................................18

                                  DEFINITIONS

The abbreviations and acronyms used in the 1996 First Quarter Form 10-Q are defined below:


ACC...............   Arizona Corporation Commission.
Banks.............   Various banks with which the Company has credit
relationships.
Board of Directors   The Company's board of directors.
Century...........   Century Power Corporation, an indirect subsidiary of
                      Catalyst and formerly known as Alamito Company.
Common Stock......   The Company's common stock, without par value.

                                       ii
Company...........   Tucson Electric Power Company.
Creditors.........   Certain of the Company's creditors and lease participants
                      and Century and the Springerville Unit 1 Leases
                      participants.
Energy Act........   The Energy Policy Act of 1992.
FAS 71............   Statement of Financial Accounting Standards #71:
                      Accounting for the Effects of Certain Types of
                      Regulation.
FAS 92............   Statement of Financial Accounting Standards #92:
                      Regulated Enterprises - Accounting for Phase-In Plans.
FAS 101...........   Statement of Financial Accounting Standards #101:
                      Regulated Enterprises - Accounting for the
                      Discontinuation of Application of FAS 71.
FAS 121...........   Statement of Financial Accounting Standards #121:
                      Accounting for the Impairment of Long-Lived Assets and
                      for Long-Lived Assets to be Disposed Of.
FERC..............   Federal Energy Regulatory Commission.
First Mortgage Bonds  First mortgage bonds issued under the General First
                      Mortgage.
General First Mortgage   The Indenture, dated as of April 1, 1941, of Tucson
                      Gas, Electric Light and Power Company to The Chase
                      National Bank of the City of New York, as trustee, as
                      supplemented and amended.
Holding Company Act   The Public Utility Holding Company Act of 1935, as
amended.
Irvington.........   Irvington Generating Station.
Irvington Lease...   The leveraged lease arrangement relating to Irvington Unit
4.
kWh...............   Kilowatt-hours).
MRA...............   Master restructuring agreement between the Company and the
                      Banks which includes the Renewable Term Loan, Revolving
                      Credit and certain replacement reimbursement agreement.
                                      iii
MSR...............   Modesto, Santa Clara and Redding Public Power Agency.
Nations Energy....   Nations Energy Corporation, a wholly-owned subsidiary of
the Company.
1994 Rate Order...   ACC Rate Order concerning an increase in the Company's
                      retail base rates and certain regulatory write-offs,
                      issued January 11, 1994.
1996 Rate Order.....................         ACC Rate Order concerning an
                      increase in the Company's retail base rates and the
                      recovery of Springerville Unit 2 costs, issued March 29,
                      1996.
NOL...............   Net Operating Loss carryforward for tax purposes.
NOPR..............   Notice of Proposed Rulemaking.
PURPA.............   Public Utility Regulatory Policies Act of 1978, as
                      amended.
RTGs..............   Regional Transmission Groups.
Renewable Term Loan   Credit facility that replaced  the Term Loan  pursuant to
                      the MRA Sixth  Amendment, dated as  of November  1, 1994,
                      and effective March 7, 1995.
Revolving Credit..   $50 million revolving credit facility entered into between a syndicate of banks and the Company.
Shareholders......   Holders of Common Stock.
Springerville.....   Springerville Generating Station.
Springerville Common Facilities
  Leases..........   Leveraged lease arrangements relating to one-half interest in certain facilities at Springerville used in common
                      with Springerville Unit 1 and Springerville Unit 2.
Springerville Unit 1 Leases        Leveraged lease arrangements relating to
                      Springerville Unit 1, and one half interest in certain
                      facilities at Springerville used in common with
                      Springerville Unit 1 and Springerville Unit 2.
SWRTA.............   Southwest Regional Transmission Association.

                                       iv
                                  DEFINITIONS
                                   concluded)


Valencia Leases...   Valencia's leveraged lease arrangements relating to the
                      coal handling facilities serving Springerville.
WRTA..............   Western Regional Transmission Association.


INDEPENDENT ACCOUNTANTS' REPORT

Tucson Electric Power Company
220 West Sixth Street
Tucson, Arizona  85701

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and subsidiaries the "Company") as of March 31, 1996 and the related condensed consolidated statements of income loss) and of cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are their responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of the Company as of December 31, 1995 and the related consolidated statements of income loss), cash flows, and changes in stockholders' equity deficit) for the year then ended not presented herein); and in our report dated January 29, 1996 which includes an explanatory paragraph relating to the timing of the recovery
of 37.5% of Springerville Unit 2; see   Note 1 to the March 31, 1996 condensed
                                       1
consolidated financial statements for the current status of this matter), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which is has been derived.








DELOITTE & TOUCHE LLP
Tucson, Arizona
May 3, 1996
















                                       2

                              PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

     The March 31 consolidated financial statements are unaudited but reflect all normal recurring accruals and other adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods covered. Due to seasonal fluctuations in sales, the quarterly results are not indicative of annual operating results. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations.
COMPARATIVE CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                       Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $125,210    $118,187
 Amortization of MSR Option Gain Regulatory Liability    5,013       5,013
 Sales for Resale                                       17,805      19,545
                                                      ---------   ---------
    Total Operating Revenues                           148,028     142,745
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               50,849      45,716
 Capital Lease Expense                                  23,325      23,443
 Amortization of Springerville Unit 1 Allowance         (7,273)     (7,108)
 Other Operations                                       23,954      24,842
 Maintenance and Repairs                                 8,792      10,683
 Depreciation and Amortization                          23,487      22,886
 Taxes Other Than Income Taxes                          13,858      15,557
 Income Taxes                                           (7,536)        (22)
                                                      ---------   ---------
    Total Operating Expenses                           129,456     135,997
                                                      ---------   ---------
      Operating Income                                  18,572       6,748
                                                      ---------   ---------

Other Income (Deductions)
 Income Taxes                                            5,693       1,130
 Interest Income                                         1,473       2,721
 Gains on Sales of Securities                                -       2,958
 Other                                                    (562)        (32)
                                                      ---------   ---------
    Total Other Income (Deductions)                      6,604       6,777
                                                      ---------   ---------

Interest Expense
 Long-Term Debt - Net                                   14,644      18,378
 Interest Imputed on Losses Recorded at Present Value    8,363       8,345
 Other                                                   2,118       2,039
 Allowance for Borrowed Funds Used During Construction    (368)       (277)
                                                      ---------   ---------
    Total Interest Expense                              24,757      28,485
                                                      ---------   ---------

Net Income (Loss)                                     $    419    $(14,960)
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)       160,668     160,724
                                                      =========   =========


Net Income (Loss) per Average Share                   $   0.00    $  (0.09)
                                                      =========   =========

See Notes to Consolidated Financial Statements.

COMPARATIVE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $140,519    $137,231
  Cash Receipts from Sales for Resale                   17,037      25,476
  Fuel and Purchased Power Costs Paid                  (39,985)    (38,185)
  Wages Paid, Net of Amounts Capitalized               (24,824)    (23,962)
  Payment of Other Operations and Maintenance Costs    (19,922)    (19,105)
  Capital Lease Interest Paid                          (37,838)    (37,912)
  Interest Paid, Net of Amounts Capitalized            (13,739)    (17,119)
  Taxes Paid, Net of Amounts Capitalized               (12,013)    (26,293)
  Emission Allowance Inventory Sale                      4,120           -
  Interest Received                                      1,890       2,919
                                                      ---------   ---------
    Net Cash Flows - Operating Activities               15,245       3,050
                                                      ---------   ---------

Cash Flows from Investing Activities
  Construction Expenditures                            (17,835)    (14,577)
  Other                                                    311       2,768
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (17,524)    (11,809)
                                                      ---------   ---------

Cash Flows from Financing Activities
  Payments to Retire Long-Term Debt                    (10,000)    (35,492)
  Payments on Renewable Term Loan                            -     (55,660)
  Payments to Retire Capital Lease Obligations          (4,150)     (4,911)
  Other                                                    288         227
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (13,862)    (95,836)
                                                      ---------   ---------

Net Decrease in Cash and Cash Equivalents              (16,141)   (104,595)
Cash and Cash Equivalents, Beginning of Year            85,094     248,152
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $ 68,953    $143,557
                                                      =========   =========














See Notes to Consolidated Financial Statements.


SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION


                                                      Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                     -Thousands of Dollars-

Net Income (Loss)                                     $    419    $(14,960)
Adjustments to Reconcile Net Income (Loss)
 to Net Cash Flows
  Depreciation and Amortization Expense                 23,487      22,886
  Deferred Income Taxes and
   Investment Tax Credits - Net                        (13,229)     (1,152)
  Deferred Fuel and Purchased Power                          -       1,757
  Lease Payments Deferred                               (9,138)     (9,006)
  Regulatory Amortizations, Net of Interest Imputed
   on Losses Recorded at Present Value                  (3,923)     (3,776)
  Other                                                   (305)     (1,335)
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                                  6,929      16,615
    Materials and Fuel                                   1,290     (10,126)
    Accounts Payable                                    (1,178)      6,778
    Taxes Accrued                                       14,173       2,583
    Other Current Assets and Liabilities                (7,934)     (8,818)
    Other Deferred Assets and Liabilities                4,654       1,604
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $ 15,245    $  3,050
                                                      =========   =========
















See Notes to Consolidated Financial Statements.


COMPARATIVE CONSOLIDATED BALANCE SHEETS

ASSETS
                                                     March 31, December 31,
                                                       1996        1995
                                                   - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,105,690  $2,095,679
  Utility Plant Under Capital Leases                   893,064     893,064
  Construction Work in Progress                         58,857      50,898
                                                    ----------- -----------
    Total Utility Plant                              3,057,611   3,039,641
  Less Accumulated Depreciation and Amortization      (878,646)   (859,227)
  Less Accumulated Amortization of Capital Leases      (43,661)    (40,113)
  Less Springerville Unit 1 Allowance                 (162,478)   (162,175)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,972,826   1,978,126
                                                    ----------- -----------

Investments and Other Property                          51,730      52,116
                                                    ----------- -----------

Current Assets
  Cash and Cash Equivalents                             68,953      85,094
  Accounts Receivable                                   54,788      61,717
  Materials and Fuel                                    40,878      42,168
  Deferred Income Taxes - Current                       16,154      18,250
  Other                                                  9,334       7,565
                                                    ----------- -----------
    Total Current Assets                               190,107     214,794
                                                    ----------- -----------

Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        135,957     135,957
  Deferred Common Facility Costs                        62,667      63,303
  Deferred Springerville Unit 2 Costs                   38,807      42,039
  Deferred Lease Expense                                18,679      19,808
  Other Deferred Regulatory Assets                       8,380       8,576
Deferred Debits - Other                                 15,320      16,211
                                                    ----------- -----------
    Total Deferred Debits                              279,810     285,894
                                                    ----------- -----------
Total Assets                                        $2,494,473  $2,530,930
                                                    =========== ===========


See Notes to Consolidated Financial Statements.


COMPARATIVE CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND OTHER LIABILITIES
                                                     March 31, December 31,
                                                       1996        1995
                                                   - Thousands of Dollars -
Capitalization
  Common Stock                                      $  645,281  $  645,295
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (626,031)   (626,450)
                                                    ----------- -----------
  Common Stock Equity                                   12,893      12,488
  Capital Lease Obligations                            900,979     897,958
  Long-Term Debt                                     1,207,460   1,207,460
                                                    ----------- -----------
    Total Capitalization                             2,121,332   2,117,906
                                                    ----------- -----------

Current Liabilities
  Short-Term Debt                                       12,039      12,039
  Current Obligations Under Capital Leases              32,011      33,389
  Current Maturities of Long-Term Debt                   2,075      12,075
  Accounts Payable                                      24,000      25,178
  Interest Accrued                                      40,610      57,389
  Taxes Accrued                                         29,869      15,696
  Accrued Employee Expenses                              5,032      13,680
  Other                                                  7,710       7,989
                                                    ----------- -----------
    Total Current Liabilities                          153,346     177,435
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  MSR Option Gain Regulatory Liability                  21,384      25,610
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 18,376      19,603
  Other Regulatory Liabilities                          13,947      10,343
  Deferred Income Taxes - Noncurrent                   131,882     145,982
  Other                                                 34,206      34,051
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       219,795     235,589
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,494,473  $2,530,930
                                                    =========== ===========



See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

NOTE 1.  RATE MATTERS
- ---------------------

     On March 29, 1996, the ACC authorized a 1.1%, or $6.4 million, increase in base rates effective March 31, 1996. Pursuant to the 1996 Rate Order, the Company agreed to not seek an increase in base rates before January 1, 2000, subject to conditions specified in such order.

     The 1996 Rate Order recognizes all of Springerville Unit 2 as used and useful for regulatory purposes, so that the Company will be able to recover operating and capital costs associated with the portion of such generating unit not previously included in rate base. Prior to the 1996 Rate Order, the Company was not recovering through retail rates the depreciation, property taxes, operating and maintenance expenses other than fuel, or interest costs associated with the 37.5% of Springerville Unit 2 capacity not deemed by the ACC to be used and useful for the retail jurisdiction and therefore not included in rate base (hereinafter referred to as "retail excess capacity deferrals"). The 1994 Rate Order permitted such costs to be deferred for future recovery over the remaining useful life of Springerville Unit 2. However, this phase-in plan did not qualify under FAS 92 and, therefore, such retail excess capacity deferrals, while deferred for regulatory purposes, were not deferred for financial reporting purposes and were expensed as incurred. Such retail excess capacity deferrals totaled $3 million during the three months ended March 31, 1996, bringing the total to $81 million at March 30, 1996. Beginning March 31, 1996, the total retail excess capacity deferrals will be amortized for regulatory purposes over 20 years.

     In addition, prior to the 1996 Rate Order, the Company was not recovering through retail rates 37.5% of the deferred Springerville Unit 2 rate synchronization costs ($28 million at March 30, 1996), which were non-fuel costs of Springerville Unit 2 incurred from January 1, 1991 through October 14, 1991. Beginning March 31, 1996, these costs will be amortized over a three-year period on the Consolidated Statements of Income (Loss), in accordance with the 1996 Rate Order. This amount, together with the balance of such costs that the Company has been recovering through rates, pursuant to the 1994 Rate Order, ($11 million at March 31, 1996), are reported in the Company's Consolidated Balance Sheet as Deferred Springerville Unit 2 Costs. The amortization of such costs is included in Depreciation and Amortization on the Company's Consolidated Statements of Income (Loss).

NOTE 2.  TAX ASSESSMENTS
- ------------------------

     The Arizona Department of Revenue has issued transaction privilege tax assessments to the Company alleging that Valencia is liable for sales tax on gross income received from coal sales, transportation and coal-handling services to the Company for the period November 1985 through May 1993. The Company protested the assessments. On March 11, 1994, the Arizona Tax Court issued a Minute Entry granting Summary Judgment to the Arizona Department of Revenue and upholding the validity of the assessment issued for the period November 1985 through March 1990. The Company appealed this decision to the Court of Appeals. Generally, Arizona law requires payment of the assessment due prior to the appellate process. In prior years, the Company has paid, under protest, a total of $23 million of the disputed sales tax assessments, subject to refund in the event the Company prevails.

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

     In the opinion of management, the Company has recorded, through the Consolidated Statements of Income (Loss) in current and prior years, a liability for the amount of federal and state taxes and interest thereon for which the Company feels incurrence is probable as of March 31, 1996. In the event that all or most of the Arizona Department of Revenue's proposed assessments are sustained, additional liabilities would result. Based on the current status of the legal proceedings, the Company believes that the ultimate resolution of such disputes will occur over a period of one to four years. Although it is reasonably possible that the ultimate resolution of such matters could result in additional sales tax expense of up to approximately $27 million in excess of amounts accrued, management and outside tax counsel believe that the Company has meritorious defenses to mitigate or eliminate the assessed amounts. Based on consultations with counsel, the Company believes that the resolution of the tax matters described herein should not have a material adverse effect on the Company's Consolidated Financial Statements.
NOTE 3.  INCOME TAXES
- ---------------------

     The benefit for income taxes included in the Comparative Consolidated Statements of Income (Loss) consists of the following:

                                               Three Months Ended
                                                    March 31,
                                                 1996       1995
                                              ---------- ----------
                                            - Thousands of Dollars -

Operating Expenses:
 Deferred Tax Benefit
   Federal                                    $   5,979
   State                                          1,543
                                              ---------- ----------
    Total                                         7,522
 Investment Tax Credit Amortization                  14  $      22
                                              ---------- ----------
Total Benefit Included in Operating Expenses      7,536         22
                                              ---------- ----------

Other Income (Deductions):
 Deferred Tax Expense
   Federal                                         (292)         -
   State                                            (77)         -
                                              ---------- ----------
    Total                                          (369)         -
 Reduction in Valuation Allowance                 4,849          -
 Investment Tax Credit Amortization               1,213      1,130
                                              ---------- ----------
Total Benefit Included in
 Other Income (Deductions)                        5,693      1,130
                                              ---------- ----------
    Total Benefit for Federal and State
     Income Taxes                             $  13,229  $   1,152
                                              ========== ==========

The differences between income tax benefit and the amount obtained by multiplying income (loss) before income taxes by the U.S. statutory federal income tax rate are as follows:
                                               Three Months Ended
                                                    March 31,
                                                 1996       1995
                                              ---------- ----------
                                            - Thousands of Dollars -
Federal Income Tax Benefit at
 Statutory Rate                               $   4,484  $   5,639
  State Income Tax Benefit, Net of
   Federal Deduction                                690          -
  Investment Tax Credit Amortization              1,227      1,152
  Reduction in Valuation Allowance                4,849          -
  Loss for Which No Tax Benefit
   is Recognized                                      -     (5,639)
  Use of Capital Loss Carryforwards               1,663          -
  Other                                             316          -
                                              ---------- ----------
     Total Benefit for Federal and
      State Income Taxes                      $  13,229  $   1,152
                                              ========== ==========

NOTE 4.  LONG-TERM DEBT
- -----------------------

     On May 1, 1996, the Coconino County, Arizona Pollution Control Corporation, on behalf of the Company, issued $16.7 million of variable rate Pollution Control Revenue Bonds. The Pollution Control Corporation also issued $14.7 million of variable rate Pollution Control Refunding Revenue Bonds on behalf of the Company to provide funds to refund previously issued 8.25% Pollution Control Revenue Bonds. Both issues have a scheduled maturity in 2031 and are secured by separate Letters of Credit that expire in 1999.

NOTE 5.  RECLASSIFICATION
- -------------------------

     Minor reclassifications have been made to the prior year financial statements presented to conform to the current year's presentation.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following contains information regarding the results of the Company's operations during the first quarter of 1996 compared with the first quarter of 1995, the outlook for dividends on Common Stock, and changes in liquidity and capital resources of the Company during the first quarter of 1996. Also management's expectations of identifiable material trends are discussed.

 OVERVIEW

     Earnings for the Company improved by approximately $15.4 million in the first quarter of 1996 relative to the same time period in 1995. This improvement, from a net loss of $15.0 million to net income of $0.4 million, reflects the recognition of non-cash tax benefits of $9.6 million associated with federal net operating loss carryforwards generated in the first quarter of 1996 and the expected future utilization of federal net operating loss carryforwards. See ~Results~of~Utility~Operations,~Income~Taxes~below. This improvement also reflects the Company's continuing efforts to reduce operating costs and capital costs, and growth in the Company's retail service area. The Company also ended the first quarter of 1996 with common stock equity of $12.9 million, compared to a balance of $12.5 million as of December 31, 1995 and a $57.2 million deficit balance recorded as of March 31, 1995.

     Despite such improvements, the Company's financial prospects continue to be subject to significant economic, regulatory and other uncertainties, some of which are beyond the Company's control. These uncertainties include the degree of utilization of generation capacity through either retail electric service or wholesale sales and the extent to which the Company, due to continued high financial and operating leverage, can alter operations and reduce costs in response to unanticipated economic downturns or industry changes. The Company's
                                       7
success will depend, among other things, on the Company's ability to contain the costs of serving retail customers and the level of sales to such customers. Although the Company anticipates continued growth in sales over the next five years primarily as a result of anticipated population and economic growth in the Tucson area, a number of factors such as changes in economic conditions and the increasingly competitive electric markets could affect the Company's levels of sales.

     If the Company is unable to make sales at prices adequate to recover its costs or if for other reasons the Company fails to maintain or improve its cash flows, the Company's ability to meet its obligations may be jeopardized. During the 1997-2001 period, approximately $1.0 billion of the Company's long-term debt will be maturing, including approximately $805 million in reimbursement agreements relating to letters of credit which will expire. The Company intends to pay or refinance maturing bonds and bank loans and to replace or extend such letters of credit. There can be no assurance, however, that the Company will be able to pay such debt or replace or extend such letters of credit. In addition, the Company has a significant amount of variable rate debt and, as a result, the Company's future cash flows are also affected by the level of interest rates. See ~Liquidity~and~Capital~Resources~below.

     The Company's capital structure is highly leveraged and the Company's ability to raise capital through either public or private financings) is limited. The Company's ability to obtain debt financing is limited by reason of limited free cash flow available to meet additional interest expense and due to the restrictive covenants contained in existing obligations to creditors. To the extent the Company refinances its debt obligations in order to repay them when due, such refinancing may be made on terms which may be adverse to the Company. Such terms could include, among other things, higher interest rates and various restrictive covenants, such as dividend payment restrictions. Access to equity capital may be limited because of the Company's likely limited

                                       8
future  profitability  and  its  present  inability  to  pay  dividends.     See
~Dividends~on~Common~Stock~~below.

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

 RATE MATTERS


     On March 27, 1996 the ACC took formal action to resolve the Company's  rate application which was filed on June 13, 1995. In that application the Company requested an overall increase in retail rates of 4.9% approximately $28.4 million in annual revenues). In its order dated March 29, 1996, the ACC approved with certain modifications a rate settlement agreement which was filed with the ACC on March 8, 1996, and approved a one-time rate increase for the Company of 1.1 percent approximately $6.4 million annually). The rate increase was implemented by the Company on March 31, 1996 for electrical usage on or after such date.

     The 1996 Rate Order recognizes all of Springerville Unit 2 as used and useful for ratemaking purposes so that the Company will be able to recover the operating and capital costs associated with that portion of the generating unit
not     previously     included      in     rates.           See      ~Note~1~of
the~Notes~to~Consolidated~Financial~Statements~, ~Rate~Matters.~The 1996 Rate Order and approved settlement agreement also establish a rate moratorium period for the Company. The Company has committed not to file for a change in base rates prior to January 1, 2000, except for conditions or circumstances which
                                       9
constitute an emergency, for the sharing of benefits with customers of cost containment efforts where appropriate, or in the event the Company is acquired or merged with another company. Among other things, the 1996 Rate Order and approved settlement agreement also contain provisions relating to the implementation of time-of-use rates for residential customers, increased pricing flexibility for commercial and industrial customers, the consideration of incentive regulation and a review of jurisdictional cost allocation procedures for wholesale sales.

     The rates approved in the 1996 Rate Order are based on a rate of return of
6.59 percent on a fair value rate base of approximately $1.36 billion, or 7.72 percent on an original cost rate base of approximately $1.16 billion. The capital structure adopted by the ACC for rate making purposes includes 62.5 percent debt and 37.5 percent equity. Consistent with previous ACC rate orders, the Company's leasehold interest in utility plant was reflected in rates through an allowance for rental expense, and was therefore not included in rate base.

 COMPETITION


        WHOLESALE


     The Company competes with other utilities, marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. The Company's rates for wholesale sales of capacity and energy, generally, are not permitted to exceed rates determined on a cost of service basis. In the current market, wholesale prices are substantially below costs determined on a fully allocated cost of service basis, but, in all instances, prices exceed the level necessary to recover fuel and other variable costs. It is expected that competition to sell capacity will remain vigorous, and that prices will remain depressed for at least the next several years, due to increased competition and
                                       10
surplus capacity in the southwestern United States. Competition for the sale of capacity and energy is influenced by many factors, including the availability of capacity in the southwestern United States, the availability and prices of natural gas and oil, spot energy prices and transmission access. In addition, the Energy Act has promoted increased competition in the wholesale electric power markets.

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

     FERC is encouraging all parties interested in transmission access to form RTGs to facilitate access to and development of transmission service and to assist in settling disputes regarding such matters. RTGs will not relieve FERC of its responsibilities related to transmission access; however, such organizations could provide for more efficient handling of transmission service requests and planning for regional transmission needs. The Company is currently involved in the development of two RTGs in the West, SWRTA and WRTA. WRTA was approved by FERC on May 16, 1995 and SWRTA was approved on October 31, 1995. The Company is a member of SWRTA and is also considering membership in WRTA. As a condition of its approval of WRTA and SWRTA as RTGs the FERC has required all transmitting utility members of each RTG to offer comparable transmission services at least to other members of such RTG through tariffs that set
                                       11
forth the rates, terms and conditions of service.

     On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking NOPR) on Open Access Non-Discriminatory Transmission Services by Public Utilities and Transmitting Utilities the Open Access NOPR) and a supplemental NOPR on Recovery of Stranded Costs the Stranded Costs NOPR). On December 13, 1995, FERC issued a third and supplemental NOPR on Real-Time Information Networks and Standards of Conduct. On April 24, 1996, the FERC issued two orders pertaining to these rulemaking proceedings. Order Number 888 addresses both open access and stranded cost issues. Order Number 889 addresses the issue of establishing real-time electronic information systems for transmission capacity, and provides standards of conduct for owners of transmission capacity. On this same date the FERC also issued a NOPR which proposes to establish a new system for utilities to use in reserving capacity on their own and others' transmission lines.

     Pursuant to Order Number 888, all public utilities that own, control, or operate interstate transmission facilities will be required to offer transmission service to others under a single tariff that incorporates certain minimum terms and conditions of transmission service established by the FERC. This tariff must also be used by public utilities for their own wholesale market transactions. Transmission and generation services for new wholesale service are to be unbundled and priced separately. According to the Order, the use of a single tariff, when combined with other aspects of the order, is intended to promote wholesale competition through the provision of non-discriminatory open access transmission service by public utilities. Public utilities will be required to file open access tariffs containing the terms and conditions outlined in the Order within 60 days after publication of the final rules in the Federal Register. With regard to the pricing of transmission services, the order does not prescribe rates for network, point-to-point, or ancillary services. Instead, public utilities may charge current rates or apply for new transmission rates that comply with a transmission pricing policy
statement issued by  the FERC in  1994.  In   establishing   new   rates    for
                                       12
transmission service, the order allows transmission providers to propose the recovery of opportunity costs and expansion costs. Additionally, the order permits public utilities to reserve existing transmission capacity needed for native load growth and network transmission customer load growth that is reasonably forecasted to occur within the utility's current planning horizon. As proposed in the new NOPR pertaining to transmission capacity reservation, each public utility would be required to replace the single pro forma tariff established in Order Number 888 with a capacity reservation tariff by December
31, 1997.   Comments on this new NOPR are due by August 1, 1996.

     Order Number 888 also provides a basis for recovery by regulated public utilities of legitimate and verifiable stranded costs associated with existing wholesale requirements customers and retail customers who become unbundled wholesale transmission customers of the utility. The order allows public utilities to seek recovery of wholesale stranded costs from departing customers. Such recovery would be achieved through a rate filing that is premised on the direct assignment of stranded costs to the departing customer. The order further states that the FERC would consider allowing the recovery of stranded costs associated with retail wheeling only if a state regulatory commission lacks the authority to consider that issue.

     Order Number 889 requires transmission service providers to establish or participate in an open access same-time information system OASIS) that provides information on the availability of transmission capacity to wholesale market participants. The order also establishes standards of conduct that are designed to prevent employees of a public utility engaged in marketing functions from obtaining preferential access to OASIS-related information or from engaging in unduly discriminatory business practices. As such, public utilities will be required to completely separate their wholesale power marketing and transmission operation functions. The rules contained in this order will become effective 60 days after publication in the Federal Register. However, compliance with these
rules  will  not   be  required   until  November 1, 1996.
                                       13

     The requirements of Order Number 888 and Order Number 889 are still under review by the Company. Therefore, the Company is unable to predict at this time the ultimate impact of such orders on the Company's future results of operations.

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

     The Company actively markets energy and customized energy-related services to meet customer needs. The Company has to date lost no customers to self-generation in part because of such efforts and in part because such self-generation alternatives have proven to be uneconomic in comparison with Company-provided electric service. For example, the Company's two mining customers, which provide approximately 10% of the Company's total annual revenues from
                                       14
retail customers, each have considered self-generation. However, following negotiations with the Company in 1993 and 1994, new contracts were executed that included, among other things, rate reductions and term extensions. These contracts expire after the year 2000, subject to various provisions allowing the customers to terminate partially or entirely, under certain circumstances upon at least one and up to two years prior notice. To date, no such notice has been received. The ability to enter into or extend contracts, to avoid early termination, and to retain customers will be dependent on, among other things, the Company's ability to contain its costs, market conditions and alternatives available to customers from time to time.

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

     In Arizona, the ACC Staff issued its first report on a retail electric competition workshop held in October of 1994. This report is the first in a series of reports that will be issued on various workshops that will be held from time to time to identify and address policy issues related to competition. While other states are considering competition proposals, the ACC effort is designed to obtain information about competition. No specific proposals are currently being considered. The report proposes that Staff develop a comprehensive set of options to better inform the ACC about its choices. Staff
recommended  that   three  options   be  considered:    1)  encouraging  retail
                                       15
competition, 2) permitting limited retail competition, and 3) discouraging retail competition by prohibiting retail wheeling and allowing distributed energy services. The ACC has also established a working group on retail electric competition. Membership in the working group includes ACC Staff, Arizona utilities, and other interested parties, and the first meeting of the group took place in January 1995. A report from the group was issued in October 1995. This report concludes Phase I of the Commission's investigation into retail electric competition. In February 1996, Phase II started and is focusing on obtaining more information from interested parties and recommendations on policy. Responses to a series of questions posed by the ACC on issues related to retail competition and market structure are due to be filed with the ACC by June 28, 1996. The Company cannot predict what the working group will recommend and what, if any, changes in electric regulation and competition will be implemented by the ACC.

     The Company continues to assess the impact of the Energy Act and other possible legislation on the Company's ability to remain competitive in the electric utility industry. The Company is unable to predict the ultimate impact the Energy Act or any other possible legislation will have on its operations.

 ACCOUNTING FOR THE EFFECTS OF REGULATION

     The Company prepares its financial statements in accordance with the provisions of FAS 71. This statement requires a cost-based rate-regulated utility to reflect the effect of regulatory decisions in its financial statements. In certain circumstances, FAS 71 requires that certain costs and/or obligations be reflected in a deferral account in the balance sheet and not be reflected in the statement of income or loss until matching revenues are recognized. Therefore, the Company's Consolidated Balance Sheets at March 31, 1996, and at December 31, 1995, contain certain line items for example, Deferred Debits - Regulatory Assets and MSR Option Gain Regulatory Liability, Accumulated
Deferred   Investment    Tax    Credits  Regulatory   Liability,   and    Other
                                       16
Regulatory Liabilities) solely as  a result of  the application of  FAS 71.   In
addition, a number of line items in the Company's Consolidated Statements of Income Loss) for the quarters ended March 31, 1996 and 1995 also reflect the application of FAS 71.

     If at some point in the future the Company determines that all or a portion of the Company's regulated operations no longer meet the criteria for continued application of FAS 71, the Company would be required to adopt the provisions of FAS 101 for that portion of the operations for which FAS 71 no longer applied. Adoption of FAS 101 would require the Company to write off its regulatory assets and liabilities as of the date of adoption of FAS 101 and would preclude the future deferral in the balance sheet of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future. Based on the balances of the Company's regulatory assets and liabilities as of March 31, 1996, the Company estimates that future adoption of FAS 101 for all of the Company's regulated operations would result in an extraordinary loss of $142 million, which includes a reduction for the related deferred income taxes of $68 million. The Company's cash flows would not be affected by the adoption of FAS 101.

     At the present time, the Company recovers the costs of its plant assets through its regulated revenues. If in the future the Company discontinues accounting according to the provisions of FAS 71, the Company would also need to consider whether the markets in which the Company is then selling power will allow the Company to recover the costs of its plant assets. If at that time market prices are not expected to allow the Company to recover the costs of its plant assets, additional write-downs may be required in accordance with the provisions of FAS 121. The Company is presently unable to predict the amounts, if any, of any potential future write-downs attributable to the provisions of FAS 121 under such circumstances.

 DIVIDENDS ON COMMON STOCK
                                       17

     The  Company  is  precluded  by  restrictive  covenants  in  certain   debt
agreements from declaring or paying dividends. No dividend on common stock has been declared or paid since 1989.

     Under the applicable provisions of amendments to the Arizona General Corporation Law, in effect starting in 1996, a company is permitted to make distributions to shareholders unless, after giving effect to such distribution, either i) the company would not be able to pay its debts as they come due in the usual course of business, or ii) the company's total assets would be less than the sum of its total liabilities plus the amount necessary to satisfy any liquidation preferences of shareholders with preferential rights. Under such provisions, the Company is currently able to declare and pay a dividend.

     The Company's ability to pay a dividend is restricted by certain covenants of the General First Mortgage applicable so long as certain series of First Mortgage Bonds aggregating $184 million in principal amount) are outstanding. These covenants restrict the payment of dividends on Common Stock if certain cash flow coverage and retained earnings tests are not met. The cash flow coverage and retained earnings test will prevent the Company from paying dividends on its Common Stock until such time as the Company's cash flow coverage ratio, as defined therein, is greater or equal to a ratio of 2 to 1, and the Company has positive retained earnings rather than an accumulated deficit. As of March 31, 1996, the Company had a cash flow coverage ratio in excess of 2 to 1 and the Company's accumulated deficit was $626 million. Such covenants will remain in effect until the First Mortgage Bonds of such series have been paid or redeemed. The latest maturity of such First Mortgage Bonds is in 2003.

     The MRA contains a similar dividend restriction based on the amount of retained earnings. Such restriction will no longer apply if i) the Renewable Term Loan and the Revolving Credit have been paid in full and the commitments
                                       18
relating thereto have been terminated and ii) the Company's senior long-term debt is rated investment grade. Currently, the Company's total outstanding amounts under the Renewable Term Loan are $31 million and to date no amounts have been borrowed under the Revolving Credit. Commitments relating to such facilities permit the Company to borrow $133 million under the Renewable Term Loan and $50 million under the Revolving Credit. Also, the Company's senior debt is currently rated below investment grade.

     In order for the Company to pay a dividend when such covenants would otherwise restrict such payment, the Company would have to i) obtain a waiver or an amendment to the MRA's retained earnings covenant and ii) redeem all outstanding First Mortgage Bonds of the series that contain dividend restrictions or amend the General First Mortgage. Such amendment would require approval by holders of 75% of all First Mortgage Bonds.

     In addition to such restrictive covenants, the Company may also be restricted under the Federal Power Act from paying dividends from funds properly included in capital account. The provisions of the Federal Power Act leaves the scope of any such restriction and its potential applicability to the Company unclear.


  EARNINGS


     The Company recorded net income of $0.4 million in the first quarter of 1996 compared with a net loss of $15.0 million in the first quarter of 1995. The net income per average share of Common Stock was essentially zero for the first quarter of 1996 compared with a net loss per average share of Common Stock of $0.09 for the first quarter of 1995.

 RESULTS OF OPERATIONS

                                       19
 RESULTS OF UTILITY OPERATIONS

   SALES AND REVENUES

     Comparisons of kilowatt-hour sales and electric revenues are shown below:


                                                  Increase/Decrease)

      Three Months Ended March 31           1996   1995     Amount     Percent

     Electric kWh Sales 000):
       Retail Customers                 1,581,425 1,493,302  88,123   5.9 %


       Sales for Resale                   719,064   577,343  141,721 24.5
          Total                         2,300,489  2,070,645  229,844 11.1



     Electric Revenues 000):
       Retail Customers                 $125,210 $118,187$    7,023   5.9 %


       Amortization of MSR Option
          Gain Regulatory Liability         5,013   5,013          -        -
       Sales for Resale                   17,805    19,545     (1,740 )   8.9)
          Total                         $148,028 $142,745$     5,283       3.7




     KWh sales to retail customers increased by 5.9% in the first quarter of 1996 compared with the first quarter of 1995 due to a 3.0% increase in the
                                       20
average number of retail customers and an 8.5% increase in sales to industrial customers.

     Revenues from sales to retail customers increased in the first quarter of 1996 compared with the same period of 1995 due to higher kWh sales discussed above.

     Higher sales for resale in the first quarter of 1996 relative to the same period in 1995 resulted primarily from the availability of generating capacity which was out of service in early 1995 due to planned maintenance activities. Despite the increase in sales, wholesale revenues declined due to a reduction in the average price per kWh sold. This reduction in the average unit price realized was due primarily to the expiration of a firm power sale agreement with Nevada Power Company in December 1995.

    OPERATING EXPENSES

     Fuel and Purchased Power expense increased in the first quarter of 1996 compared with the same period in 1995 primarily as a result of increased kWh sales. However, fuel expense increased disproportionately to the increase in revenues due to take-or-pay payments made in the first quarter of 1996. Although the Company's present fuel requirements are generally in excess of the stated take-or-pay minimum amounts, from time to time the Company has purchased spot market alternative fuels or switched fuel burn from one generating station to another in order to achieve lower overall fuel costs, while incurring take-or-pay minimum charges. As a result, the Company incurred take-or-pay minimum charges of approximately $1 million during the first quarter of 1996. The Company incurred no take-or-pay charges in 1995.

     Maintenance and Repairs expense was lower in the first quarter of 1996 than in the same period of 1995 due primarily to overhaul work performed at the San
Juan  and  Springerville  stations   in  early 1995.
                                       21

     Taxes Other Than Income Taxes decreased in the first quarter of 1996 compared with the same period in 1995 due to lower accruals for estimated property taxes.

     Income Taxes benefits)  increased in  the first  quarter of  1996 from  the
first      quarter       of      1995.             See       ~Income~Taxes~below
and~Note~3~of~Notes~to~Financial~Statements,~Income~Taxes~.




    OTHER INCOME

     Income Taxes benefits) included in Other Income also increased in the first
quarter of  1996  from the  first  quarter  of 1995.    See  ~Income~Taxes~below
and~Note~3~of~Notes~to~Financial~Statements,~Income~Taxes~.

     Interest Income decreased as a result of lower short-term investment balances and lower interest rates during the first three months of 1996 relative to the same period in 1995. This decrease in short-term interest income was partially offset by the receipt of interest income on approximately $18 million of Springerville Unit 1 lease debt securities which were purchased by the Company in May 1995.

     Gains on Sales of Securities decreased in the first quarter of 1996 relative to the same period in 1995 due to gains realized in the first quarter of 1995 on sales of certain equity securities by the investment subsidiaries. No such sales occurred in the first quarter of 1996.

     Other income decreased in the first quarter of 1996 compared with the same
period  in   1995  due   primarily   to  expenses     recorded  for   ancillary
                                       22
services provided in the first quarter of 1996.

      INTEREST EXPENSE

     Interest expense on long-term debt decreased in the first quarter of 1996 relative to the first quarter of 1995 due to the retirement of approximately $189 million of debt obligations in calendar year 1995 and in the first quarter of 1996.

     The  Allowance  for  Borrowed  Funds  Used  During  Construction   interest
deduction) increased in the first quarter of 1996 compared to the same period in 1995 due to a higher balance of construction work-in-progress.

      INCOME TAXES

     Net income tax benefits increased $12.1 million in the first quarter of 1996 from the first quarter of 1995 due primarily to i) a $5 million benefit for federal net tax operating loss carryforwards NOL) generated in the first quarter of 1996 and ii) recognition of a $4.6 million benefit for the expected future utilization of prior period federal NOLs.

     The $5 million benefit relates to the net operating loss generated in the first quarter for tax purposes. Each quarter, the Company will record, as a component of income taxes, an expense or benefit relating to the quarter's tax operating income or loss. These quarterly amounts are combined to produce the result for the year. Due to seasonal operating results, the results for a quarter are not indicative of the income tax expense or benefit to be recognized in subsequent quarters.

     The recognition of the $4.6 million benefit of prior period NOLs results from a revision in the estimated amount of NOLs generated in prior periods that the Company believes are likely to reduce taxable income on a future tax
                                       23
return. Because the Company's results from operations have been steadily improving, the three year historical average net book income of the Company has increased, and, as a result, the Company now believes it is more likely than not that it will realize an additional $13 million of federal NOLs. Accordingly, the Company recognized a $4.6 million income tax benefit related to the expected utilization of this $13 million of federal NOLs. As of March 31, 1996, the Company had recognized a total of $32.6 million of income tax benefits relating to federal NOLs. The $32.6 million consists of $23 million of benefits related to prior period NOLs recognized in 1995, $4.6 million of benefits related to prior period NOLs recognized in the first quarter of 1996, and $5 million of benefits related to NOLs generated in the first quarter of 1996.

     Benefits attributable to state NOLs are included in Income Taxes in the Consolidated Statement of Income and are considerably less. The state income tax rate is less than the federal income tax rate and the state NOL carryforward period is five years as opposed to fifteen years for federal.

     The Company recognizes benefits related to prior period NOLs based on changes in the estimated amount of NOLs that in the Company's judgment, are more likely than not to be realized in the future. A significant factor, among others, considered in estimating such amount is the three year historical average net book income. If the Company's operating results continue to improve, the three year historical average net book income will increase and, correspondingly, the estimated amount of NOLs that are more likely than not to be realized in the future will likely increase. If the Company's operating results continue to improve, recognition of prior period federal and state NOL benefits totaling approximately $140 million will likely occur during the next three to five years. The amount, if any, of NOL benefits recognized in future periods may vary significantly from the potential benefits described herein. In addition, in future periods when such NOLs are utilized on a tax return, income tax expense shown on the Company's Consolidated Statements of Income Loss) will
not  be   reduced   to   reflect   such  utilization.
                                       24

 LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to generate sufficient cash flows during 1996 to fund its continuing operating activities and construction expenditures. Furthermore, the Company believes it has sufficient cash flow along with adequate cash and temporary investments to meet expected cash obligations for the remainder of 1996. However, the Company's projected cash flows are subject to variation due to changes in wholesale revenues and changes in short-term interest rates. An increase in short-term interest rates of 100 basis points 1%) would result in an approximate $10 million increase in annual interest expense. If cash flows were to fall short of expectations, the Company would rely on existing cash balances, borrowings under the Renewable Term Loan and, if necessary, borrowings under the Revolving Credit.

     At May 9, 1996, the Company had a loan balance of $31 million outstanding under the Renewable Term Loan, and to date, no amount has been borrowed under the Revolving Credit. The Renewable Term Loan commitment and the Revolving Credit commitment were $164 million and $50 million, respectively.

     The Company's cash and cash equivalents balance at May 9, 1996 was approximately $46 million. Cash balances are invested in investment grade money-market securities with an emphasis on preserving the principal amounts invested.

CASH FLOWS

     The Company's cash and cash equivalents decreased $75 million or 52%, from the March 31, 1995 ending balance of $144 million to the March 31, 1996 ending balance of $69 million. The reduction was primarily due to debt repayments, the purchase of debt securities, and investments in energy-related ventures.

                                       25
     Net cash flows from continuing operating activities increased in aggregate by $12 million in the first three months of 1996 compared with the same period in 1995. This increase was due primarily to a $14.6 million tax payment made in the first quarter of 1995 relating to an appeal of a transaction privilege
tax                 assessment                  see                  ~Note~2~~of
~Notes~to~Consolidated~Financial~Statements,~Tax~Assessments),~a  reduction   in
interest paid on debt obligations in the first quarter of 1996 relative to the same period in 1995, and the receipt of cash in the first quarter of 1996 related to the sale of emission allowances. These contributions to cash flow were partially offset by a decrease in revenues and cash receipts derived from wholesale sales of electricity, the receipt of lower interest income, and a 3.6% increase in wages paid net of amounts capitalized) during the first three months of 1996 compared with the same period in 1995.

     Net cash flows from investing activities decreased in aggregate by $6 million in the first three months of 1996 compared with the same period in 1995. This decrease in net cash flow was due to increased construction expenditures in the first quarter of 1996, as well as to the receipt of proceeds from sales of investment subsidiary securities in the first quarter of 1995.

     Net cash outflows from financing activities were $82 million lower in the first three months of 1996 compared with the same period in 1995 as a result of lower debt principal repayments.

FINANCING DEVELOPMENTS

     On February 1, 1996, the Company retired upon maturity the $10 million balance of 4.875% first mortgage bonds then outstanding.

     On May 1, 1996, the Pollution Control Corporation of Coconino County, Arizona issued $16.7 million aggregate principal amount of its Series A pollution control revenue bonds for the  benefit of the Company.  The  proceeds
                                       26
from this issuance have been loaned to the Company to reimburse the Company for expenditures related to the Company's interest in pollution abatement facilities at the Navajo Generating Station.

     On May 1, 1996, the Pollution Control Corporation of Coconino County, Arizona also issued $14.7 million aggregate principal of its Series B pollution control refunding revenue bonds for the benefit of the Company. The proceeds from this issuance have been loaned to the Company and will be used on June 14, 1996, to redeem all of the Company's 1975 Series A pollution control revenue bonds 8.25% due in 2005) currently outstanding.

     Interest rates on the newly issued bonds will initially be reset weekly by the remarketing agent. The initial rates of interest on the bonds, expressed on an annual basis, were 4.25% for the 1996 Series A bonds and 4.15% for the 1996 Series B bonds. Pursuant to the terms of the offering, the Company has the right, subject to certain conditions, to change the variable interest rate term or to convert the interest rate from a variable rate to a fixed rate. Both issues have a stated maturity date of May 1, 2031, and are backed by separate irrevocable letters of credit which terminate in 1999 .


                          PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS


TAX ASSESSMENTS

     See ~Note~2~of~Notes~to~Consolidated~Financial~Statements,~Tax~Assessments.
~
~
~
                                       27
ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K


a)   Exhibits.

     4a - Loan Agreement,  dated as  of May  1, 1996,  between Coconino  County,
        Arizona Pollution Control Corporation and the Registrant relating to Pollution Control Revenue Bonds, 1996 Series A Tucson Electric Power Company Project).
     4b - Indenture of Trust, dated as of May 1, 1996, between Coconino  County,
        Arizona Pollution Control Corporation
                 and First Trust of New York, National Association authorizing Pollution Control Revenue Bonds, 1996 Series A Tucson Electric Power Company Project).
     4c - Letter of Credit and Reimbursement  Agreement,  dated  as  of
        May 1, 1996, between the Registrant, Various Banks, and Canadian Imperial Bank of Commerce, New York Agency.
     4d - Loan Agreement,  dated as  of May  1, 1996,  between Coconino  County,
        Arizona Pollution Control Corporation and the Registrant relating to Pollution Control Refunding Revenue Bonds, 1996 Series B Tucson Electric Power Company Project).
     4e - Indenture of Trust, dated as of May 1, 1996, between Coconino  County,
        Arizona Pollution Control Corporation and First Trust of New York, National Association authorizing Pollution Control Refunding Revenue Bonds, 1996 Series B Tucson Electric Power Company Project).
     4f - Letter of Credit and Reimbursement  Agreement,  dated  as  of
        May  1,  1996,  between  the Registrant and Societe Generale,
        Los Angeles Branch.
     15 - Letter regarding unaudited interim financial information.
     27 - Financial Data Schedule.


b)   Reports on Form 8-K.
          -   Dated January  26, 1996,  reporting on  the ACC's  rejection of  a
                                       28
          settlement agreement pertaining to the Company's rate application and holding company application.
         - Dated February 9, 1996, reporting on the recommendation of the ACC's Chief Hearing Officer in the proceedings regarding the Company's Notice of Intent to form a Holding Company.
          - Dated March 6, 1996, reporting on the approval by the Company's Board of Directors of a one-for-five reverse stock split and a reduction in the number of authorized shares of common stock.
         - Dated April 4, 1996, reporting on the 1996 Rate Order issued by the ACC.



                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TUCSON ELECTRIC POWER COMPANY
                                             Registrant)


Date:  May 13, 1996                                    Ira R. Adler
                                             Ira R. Adler
                                        Senior Vice President and Principal
                                         Financial Officer

                                 EXHIBIT INDEX

                                       29
     4a - Loan Agreement,  dated as  of May  1, 1996,  between Coconino  County,
        Arizona Pollution Control Corporation and the Registrant relating to Pollution Control Revenue Bonds, 1996 Series A Tucson Electric Power Company Project).
     4b - Indenture of Trust, dated as of May 1, 1996, between Coconino  County,
        Arizona Pollution Control Corporation
                 and First Trust of New York, National Association authorizing Pollution Control Revenue Bonds, 1996 Series A Tucson Electric Power Company Project).
     4c - Letter of Credit and Reimbursement  Agreement,  dated  as  of
        May 1, 1996, between the Registrant, Various Banks, and Canadian Imperial Bank of Commerce, New York Agency.
     4d - Loan Agreement,  dated as  of May  1, 1996,  between Coconino  County,
        Arizona Pollution Control Corporation and the Registrant relating to Pollution Control Refunding Revenue Bonds, 1996 Series B Tucson Electric Power Company Project).
     4e - Indenture of Trust, dated as of May 1, 1996, between Coconino  County,
        Arizona Pollution Control Corporation and First Trust of New York, National Association authorizing Pollution Control Refunding Revenue Bonds, 1996 Series B Tucson Electric Power Company Project).
     4f - Letter of Credit and Reimbursement  Agreement,  dated  as  of
        May  1,  1996,  between  the Registrant and Societe Generale,
        Los Angeles Branch.
     15 - Letter regarding unaudited interim financial information.
     27 - Financial Data Schedule.









                                       30