Form 10-Q
period 1996-06-30
TUCSON ELECTRIC POWER CO
filed 1996-08-09
CIK 100122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-Q

 (Mark One)
   [X]                   QUARTERLY REPORT PURSUANT TO
                            SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended June 30, 1996

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

     At August 7, 1996, 32,132,996 shares of the registrant's Common Stock, no par value (the only class of Common Stock), were outstanding.






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
     Comparative Consolidated Statements of Income Loss)..................2
     Comparative Consolidated Statements of Cash Flows....................3
     Comparative Consolidated Balance Sheets..............................4
     Notes to Consolidated Financial Statements
     Note 1.  Rate Matters................................................5
     Note 2.  Tax Assessments.............................................5
     Note 3.  Consolidated Subsidiaries...................................6
     Note 4.  Voluntary Severance Plan....................................6
     Note 5.  Common Stock Reverse Split..................................6
     Note 6.  Income Taxes................................................7
     Note 7.  Reclassification............................................7

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations
     Overview.............................................................8
     Competition
         Wholesale........................................................9
         Retail...........................................................9
     Accounting for the Effects of Regulation............................10
     Investments in Energy-Related Ventures..............................11
     Dividends on Common Stock...........................................11
     Earnings............................................................12
Results of Operations
                                       i
       Results of Utility Operations
         Sales and Revenues..............................................13
         Operating Expenses..............................................14
         Other Income....................................................14
         Interest Expense................................................14
         Income Taxes....................................................14
Liquidity and Capital Resources..........................................15
         Cash Flows......................................................15

                          PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
        Tax Assessments..................................................17

Item 4. -- Submission of Matters to a Vote of Security Holders...........17

Item 6.  --  Exhibits and Reports on Form 8-K............................17

Signature Page...........................................................18

Exhibit Index............................................................19

                                  DEFINITIONS

The abbreviations and acronyms used in the 1996 Second Quarter Form 10-Q are defined below:


ACC...............   Arizona Corporation Commission.
Banks.............   Various banks with which the Company has credit
relationships.
Board of Directors   The Company's board of directors.

                                       ii
Common Stock......   The Company's common stock, without par value.
Company...........   Tucson Electric Power Company.
Energy Act........   The Energy Policy Act of 1992.
FAS 71............   Statement of Financial Accounting Standards #71:
                      Accounting for the Effects of Certain Types of
                      Regulation.
FAS 92............   Statement of Financial Accounting Standards #92:
                      Regulated Enterprises - Accounting for Phase-In Plans.
FAS 101...........   Statement of Financial Accounting Standards #101:
                      Regulated Enterprises - Accounting for the
                      Discontinuation of Application of FAS 71.
FAS 121...........   Statement of Financial Accounting Standards #121:
                      Accounting for the Impairment of Long-Lived Assets and
                      for Long-Lived Assets to be Disposed Of.
FERC..............   Federal Energy Regulatory Commission.
First Mortgage Bonds  First mortgage bonds issued under the General First
                      Mortgage.
General First Mortgage   The Indenture, dated as of April 1, 1941, of Tucson
                      Gas, Electric Light and Power Company to The Chase
                      National Bank of the City of New York, as trustee, as
                      supplemented and amended.
Global Solar......   Global Solar Energy, LLC, a corporation in which a 50%
                       interest is owned by TEP Solar.
Irvington.........   Irvington Generating Station.
Irvington Lease...   The leveraged lease arrangement relating to Irvington Unit
                       4.
kWh...............   Kilowatt-hours).
MRA...............   Master restructuring agreement between the Company and the
                      Banks which includes the Renewable Term Loan, Revolving
                      Credit and certain replacement reimbursement agreement.
MSR...............   Modesto, Santa Clara and Redding Public Power Agency.
Nations Energy....   Nations Energy Corporation, a wholly-owned subsidiary of
                                      iii
                      the Company.
NEV...............   New Energy Ventures, Inc.
1994 Rate Order...   ACC Rate Order concerning an increase in the Company's
                      retail base rates and certain regulatory write-offs,
                      issued January 11, 1994.
1996 Rate Order...... ACC Rate Order concerning an increase in the Company's retail base rates and the recovery of Springerville Unit
                      2 costs, issued March 29, 1996.
NOL...............   Net Operating Loss carryforward for tax purposes.
PURPA.............   Public Utility Regulatory Policies Act of 1978, as
                      amended.
RTGs..............   Regional Transmission Groups.
Renewable Term Loan   Credit facility that replaced  the Term Loan  pursuant to
                      the MRA Sixth  Amendment, dated as  of November  1, 1994,
                      and effective March 7, 1995.
Revolving Credit..   $50 million revolving credit facility entered into between a syndicate of banks and the Company.
Shareholders......   Holders of Common Stock.
Springerville.....   Springerville Generating Station.
Springerville Coal Handling
  Facilities Leases   Leveraged lease arrangements relating to the coal
                      handling facilities serving Springerville.
Springerville Common Facilities
  Leases..........   Leveraged lease arrangements relating to one-half interest in certain facilities at Springerville used in common
                      with Springerville Unit 1 and Springerville Unit 2.
Springerville Unit 1 Leases        Leveraged lease arrangements relating to
                      Springerville Unit 1, and one half interest in certain
                      facilities at Springerville used in common with
                      Springerville Unit 1 and Springerville Unit 2.
SWPP..............   SWPP Investment Company, a wholly-owned subsidiary of the
                      Company.
                                       iv
SWRTA.............   Southwest Regional Transmission Association.
TEP Solar.........   TEP Solar Energy Corporation, a wholly-owned subsidiary of the Company.
Valencia..........   Valencia Energy Company, previously a wholly-owned
                      subsidiary of the Company, merged into the Company on May
                      31, 1996.


























                                       v
INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Tucson Electric Power Company
220 West Sixth Street
Tucson, Arizona  85701

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and subsidiaries the Company) as of June 30, 1996 and the related condensed consolidated statements of income loss) for the three-month and six-month periods ended June 30, 1996 and 1995, and cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.
We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.
We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of the Company as of December 31, 1995 and the related consolidated statements of income loss), cash flows, and changes in stockholders' equity deficit) for the year then ended not presented herein); and in our report dated January 29, 1996 which includes an explanatory paragraph relating to the timing of the recovery of 37.5% of Springerville Unit 2; see Note 1 to the June 30, 1996 condensed consolidated financial statements for the current status of this matter), we
                                       8
expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP
Tucson, Arizona
July 26, 1996



                                      5
                        PART I - FINANCIAL INFORMATION

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
COMPARATIVE CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                            June 30,
                                                         1996       1995
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $162,040    $140,008
 Amortization of MSR Option Gain Regulatory Liability    5,013       5,013
 Sales for Resale                                       17,480      17,284
                                                      ---------   ---------
    Total Operating Revenues                           184,533     162,305
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               49,917      42,965
 Capital Lease Expense                                  26,444      26,295
 Amortization of Springerville Unit 1 Allowance         (7,272)     (7,108)
 Other Operations                                       24,360      24,591
 Maintenance and Repairs                                 9,009      11,382
 Depreciation and Amortization                          24,797      23,214
 Taxes Other Than Income Taxes                          14,799      14,019
 Voluntary Severance Plan Expense                       13,998           -
 Income Taxes                                            1,484         (23)
                                                      ---------   ---------
    Total Operating Expenses                           157,536     135,335
                                                      ---------   ---------
      Operating Income                                  26,997      26,970
                                                      ---------   ---------

Other Income
 Income Taxes                                            6,504       1,129
 Interest Income                                         1,429       2,058
 Other                                                     631         481
                                                      ---------   ---------
    Total Other Income                                   8,564       3,668
                                                      ---------   ---------

Interest Expense
 Long-Term Debt - Net                                   15,113      17,632
 Interest Imputed on Losses Recorded at Present Value    8,223       8,223
 Other                                                   2,267       2,053
 Allowance for Borrowed Funds Used During Construction    (331)       (284)
                                                      ---------   ---------
    Total Interest Expense                              25,272      27,624
                                                      ---------   ---------

Net Income                                            $ 10,289    $  3,014
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)        32,133      32,138
                                                      =========   =========


Net Income per Average Share                          $   0.32    $   0.09
                                                      =========   =========

See Notes to Consolidated Financial Statements.

COMPARATIVE CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                        Six Months Ended
                                                            June 30,
                                                         1996       1995
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $287,250    $258,195
 Amortization of MSR Option Gain Regulatory Liability   10,026      10,026
 Sales for Resale                                       35,285      36,829
                                                      ---------   ---------
    Total Operating Revenues                           332,561     305,050
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               95,451      83,767
 Capital Lease Expense                                  52,249      52,221
 Amortization of Springerville Unit 1 Allowance        (14,545)    (14,216)
 Other Operations                                       48,448      49,528
 Maintenance and Repairs                                18,832      23,074
 Depreciation and Amortization                          48,550      46,338
 Taxes Other Than Income Taxes                          30,061      30,665
 Voluntary Severance Plan Expense                       13,998           -
 Income Taxes                                           (4,388)        (45)
                                                      ---------   ---------
    Total Operating Expenses                           288,656     271,332
                                                      ---------   ---------
      Operating Income                                  43,905      33,718
                                                      ---------   ---------

Other Income
 Income Taxes                                           13,861       2,259
 Interest Income                                         2,902       4,779
 Gains on Sales of Securities                                -       2,958
 Other                                                      69         449
                                                      ---------   ---------
    Total Other Income                                  16,832      10,445
                                                      ---------   ---------

Interest Expense
 Long-Term Debt - Net                                   29,757      36,010
 Interest Imputed on Losses Recorded at Present Value   16,586      16,568
 Other                                                   4,385       4,092
 Allowance for Borrowed Funds Used During Construction    (699)       (561)
                                                      ---------   ---------
    Total Interest Expense                              50,029      56,109
                                                      ---------   ---------

Net Income (Loss)                                     $ 10,708    $(11,946)
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)        32,134      32,141
                                                      =========   =========


Net Income (Loss) per Average Share                   $   0.33    $  (0.37)
                                                      =========   =========

See Notes to Consolidated Financial Statements.
COMPARATIVE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            June 30,
                                                         1996       1995
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $288,828    $271,708
  Cash Receipts from Sales for Resale                   35,319      42,806
  Fuel and Purchased Power Costs Paid                  (84,282)    (85,398)
  Wages Paid, Net of Amounts Capitalized               (37,364)    (36,316)
  Payment of Other Operations and Maintenance Costs    (36,099)    (40,323)
  Capital Lease Interest Paid                          (41,233)    (41,463)
  Interest Paid, Net of Amounts Capitalized            (35,450)    (40,283)
  Taxes Paid, Net of Amounts Capitalized               (53,361)    (66,651)
  Emission Allowance Inventory Sale                      4,120           -
  Interest Received                                      2,920       4,886
  Income Taxes Paid                                        (58)          -
  Other                                                 (2,297)          -
                                                      ---------   ---------
    Net Cash Flows - Operating Activities               41,043       8,966
                                                      ---------   ---------

Cash Flows from Investing Activities
  Construction Expenditures                            (36,690)    (27,950)
  Purchase of Debt Securities                                -     (17,697)
  Investments in Joint Ventures                         (4,600)          -
  Other                                                    233       3,226
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (41,057)    (42,421)
                                                      ---------   ---------

Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt              31,400           -
  Payments to Retire Long-Term Debt                    (25,200)    (35,492)
  Payments on Renewable Term Loan                            -     (55,660)
  Payments to Retire Capital Lease Obligations          (4,787)     (5,500)
  Other                                                   (234)        620
                                                      ---------   ---------
    Net Cash Flows - Financing Activities                1,179     (96,032)
                                                      ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents     1,165    (129,487)
Cash and Cash Equivalents, Beginning of Year            85,094     248,152
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $ 86,259    $118,665
                                                      =========   =========









See Notes to Consolidated Financial Statements.


SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION


                                                       Six Months Ended
                                                            June 30,
                                                         1996       1995
                                                     -Thousands of Dollars-

Net Income (Loss)                                     $ 10,708    $(11,946)
Adjustments to Reconcile Net Income (Loss)
 to Net Cash Flows
  Depreciation and Amortization Expense                 48,550      46,338
  Deferred Income Taxes and
   Investment Tax Credits - Net                        (18,286)     (2,304)
  Deferred Fuel and Purchased Power                          -       3,529
  Lease Payments Deferred                               16,600      16,298
  Regulatory Amortizations, Net of Interest Imputed
   on Losses Recorded at Present Value                  (7,985)     (7,675)
  Other                                                 (3,084)       (629)
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                                (18,096)      1,253
    Materials and Fuel                                     428     (10,047)
    Accounts Payable                                       878      (3,080)
    Taxes Accrued                                        2,025     (11,997)
    Other Current Assets and Liabilities                 1,209     (11,852)
    Other Deferred Assets and Liabilities                8,096       1,078
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $ 41,043    $  8,966
                                                      =========   =========
















See Notes to Consolidated Financial Statements.


COMPARATIVE CONSOLIDATED BALANCE SHEETS

ASSETS
                                                      June 30, December 31,
                                                       1996        1995
                                                   - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,117,178  $2,095,679
  Utility Plant Under Capital Leases                   893,064     893,064
  Construction Work in Progress                         59,463      50,898
                                                    ----------- -----------
    Total Utility Plant                              3,069,705   3,039,641
  Less Accumulated Depreciation and Amortization      (891,299)   (859,227)
  Less Accumulated Amortization of Capital Leases      (48,094)    (40,113)
  Less Springerville Unit 1 Allowance                 (162,781)   (162,175)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,967,531   1,978,126
                                                    ----------- -----------

Investments and Other Property                          60,893      52,116
                                                    ----------- -----------

Current Assets
  Cash and Cash Equivalents                             86,259      85,094
  Accounts Receivable                                   79,813      61,717
  Materials and Fuel                                    41,740      42,168
  Deferred Income Taxes - Current                       18,074      18,250
  Other                                                  8,128       7,565
                                                    ----------- -----------
    Total Current Assets                               234,014     214,794
                                                    ----------- -----------

Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        135,957     135,957
  Deferred Common Facility Costs                        62,032      63,303
  Deferred Springerville Unit 2 Costs                   32,941      42,039
  Deferred Lease Expense                                17,637      19,808
  Other Deferred Regulatory Assets                       8,394       8,576
Deferred Debits - Other                                 15,075      16,211
                                                    ----------- -----------
    Total Deferred Debits                              272,036     285,894
                                                    ----------- -----------
Total Assets                                        $2,534,474  $2,530,930
                                                    =========== ===========


See Notes to Consolidated Financial Statements.


COMPARATIVE CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND OTHER LIABILITIES
                                                      June 30, December 31,
                                                       1996        1995
                                                   - Thousands of Dollars -
Capitalization
  Common Stock                                      $  645,211  $  645,295
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (615,742)   (626,450)
                                                    ----------- -----------
  Common Stock Equity                                   23,112      12,488
  Capital Lease Obligations                            900,703     897,958
  Long-Term Debt                                     1,224,131   1,207,460
                                                    ----------- -----------
    Total Capitalization                             2,147,946   2,117,906
                                                    ----------- -----------

Current Liabilities
  Short-Term Debt                                       12,039      12,039
  Current Obligations Under Capital Leases              32,506      33,389
  Current Maturities of Long-Term Debt                   1,575      12,075
  Accounts Payable                                      26,056      25,178
  Interest Accrued                                      56,575      57,389
  Taxes Accrued                                         17,721      15,696
  Accrued Employee Expenses                             16,905      14,297
  Other                                                  7,628       7,372
                                                    ----------- -----------
    Total Current Liabilities                          171,005     177,435
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  MSR Option Gain Regulatory Liability                  17,019      25,610
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 17,149      19,603
  Other Regulatory Liabilities                          13,954      10,343
  Deferred Income Taxes - Noncurrent                   129,974     145,982
  Other                                                 37,427      34,051
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       215,523     235,589
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,534,474  $2,530,930
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

     The 1996 Rate Order recognizes all of Springerville Unit 2 as used and useful for regulatory purposes, so the Company will be able to recover operating and capital costs associated with the portion of such generating unit not previously included in rate base. Prior to the 1996 Rate Order, the Company was not recovering through retail rates the depreciation, property taxes, operating and maintenance expenses other than fuel, or interest costs associated with the 37.5% of Springerville Unit 2 capacity not deemed by the ACC to be used and useful for the retail jurisdiction and therefore not included in rate base (hereinafter referred to as "retail excess capacity deferrals"). The 1994 Rate Order permitted such costs to be deferred for future recovery over the remaining useful life of Springerville Unit 2. However, this phase-in plan did not qualify under FAS 92 and, therefore, such retail excess capacity deferrals, while deferred for regulatory purposes, were not deferred for financial reporting purposes and were expensed as incurred. Such retail excess capacity deferrals totaled $3 million during the three months ended March 31, 1996, bringing the total to $81 million at March 30, 1996. Beginning March 31, 1996, the total retail excess capacity deferrals are amortized for regulatory purposes over 20 years.

     In addition, prior to the 1996 Rate Order, the Company was not recovering through retail rates 37.5% of the deferred Springerville Unit 2 rate synchronization costs ($28 million at March 30, 1996), which were non-fuel costs of Springerville Unit 2 incurred from January 1, 1991 through October 14, 1991. Beginning March 31, 1996, these costs are amortized over a three-year period on the Consolidated Statements of Income (Loss), in accordance with the 1996 Rate Order. These costs ($26 million at June 30,
1996), together with the balance of such costs that the Company has been recovering through rates, pursuant to the 1994 Rate Order, ($7 million at June 30, 1996), are reported in the Company's Consolidated Balance Sheet as Deferred Springerville Unit 2 Costs. The amortization of such costs is included in Depreciation and Amortization on the Company's Consolidated Statements of Income (Loss).

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

     The New Mexico Taxation and Revenue Department has issued a gross receipts tax assessment to a seller from whom Valencia purchased coal, alleging sales tax liability on payments made to the seller for coal Valencia purchased for resale and which Valencia resold. The assessment covers the period June 1993 to April 1996. The seller is in the process of protesting the assessment. The terms of the coal supply agreement provide that the buyer shall bear and pay all gross receipts taxes levied or assessed on or in connection with the coal it purchases and shall reimburse the seller for any such taxes which the seller may be required to pay.

     Also, the Arizona Department of Revenue has issued transaction privilege tax assessments to the lessors from whom the Company leases certain property. The assessments allege sales tax liability on a component of rents paid by the Company on the Springerville Unit 1 Leases, Springerville Common Facilities Leases, Irvington Lease and Springerville Coal Handling Facilities Leases. Assessments cover the period August 1, 1988 to September 30, 1993. Under the terms of the lease agreements, if the Arizona Department of Revenue prevails the Company must reimburse the lessors for taxes paid by them pursuant to indemnification provisions.

     In the opinion of management, the Company has recorded, through the Consolidated Statements of Income (Loss) in current and prior years, a liability for the amount of federal and state taxes and interest thereon for which the Company feels incurrence is probable as of June 30, 1996. In the event that all or most of the assessments by the Arizona Department of Revenue and the New Mexico Taxation and Revenue Department are sustained, additional liabilities would result. Based on the current status of the legal proceedings, the Company believes that the ultimate resolution of such disputes will occur over a period of one to four years. Although it is reasonably possible that the ultimate resolution of such matters could result in additional sales tax expense of up to approximately $40 million in excess of amounts accrued, management and outside tax counsel believe that the Company has meritorious defenses to mitigate or eliminate the assessed amounts. Based on consultations with counsel, the Company believes that the resolution of the tax matters described herein should not have a material adverse effect on the Company's Consolidated Financial Statements.


NOTE 3.  CONSOLIDATED SUBSIDIARIES
- ----------------------------------

      On May 31, 1996, Valencia Energy Company, a wholly-owned subsidiary of the Company, was merged into the Company. Effective with the merger, the
Company  assumed  all  of  the  assets  and  liabilities  of  Valencia;   the
responsibilities for the coal procurement, coal transportation and coal handling services at Springerville Generating Station; and the responsibilities as the lessee of the Springerville Coal Handling Facilities Leases. Certain amounts previously included in Fuel and Purchased Power have been reclassified to Capital Lease Expense, Other Operations, Maintenance and Repairs, Depreciation and Amortization and Taxes Other Than Income Taxes on the Company's Consolidated Statements of Income (Loss) to conform to the current year's presentation.

     In May 1996, TEP Solar Energy Corporation, a wholly-owned subsidiary of the Company, and ITN Energy Systems formed Global Solar Energy, LLC for the purpose of development and manufacturing of photovoltaic materials. TEP Solar has a 50% interest in Global Solar. The investment in Global Solar is included in the Company's Consolidated Balance Sheet at June 30, 1996 under Investments and Other Property and in the Company's Consolidated Statement of Cash Flows for the six months ended June 30, 1996 as Investments in Joint Ventures.

NOTE 4.  VOLUNTARY SEVERANCE PLAN
- ---------------------------------

     In May 1996, the Company implemented a Voluntary Severance Plan (VSP). Approximately 200 employees, or 15 percent of the Company's total workforce, accepted the VSP. The VSP resulted in an expense for termination benefits of approximately $14 million reflected as Voluntary Severance Plan Expense on the Company's Consolidated Statement of Income (Loss). Approximately $10 million of the termination benefits were paid in July 1996 with the remaining benefits to be paid over the next three years. In addition, the reduction in the workforce resulted in partial settlements and curtailments of the Company's two pension plans in July 1996 the effect of which has not yet been determined.

NOTE 5.  COMMON STOCK REVERSE SPLIT
- -----------------------------------

     In May 1996, shareholders approved a one-for-five reverse split of the Company's common stock. All references in the financial statements to average number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the reverse split. In addition, shareholders also approved the reduction in the number of authorized shares of common stock from 200 million to 75 million.

NOTE 6.  INCOME TAXES
- ---------------------

      The benefit for income taxes included in the Comparative Consolidated Statements of Income (Loss) consists of the following:

                                               Three Months Ended
                                                    June 30,
                                                 1996       1995
                                              ---------- ----------
                                            - Thousands of Dollars -
Operating Expenses:
 Deferred Tax Benefit (Expense)
   Federal                                    $  (1,192)
   State                                           (307)
                                              ---------- ----------
    Total                                        (1,499)
 Investment Tax Credit Amortization                  15  $      23
                                              ---------- ----------
Total Benefit (Expense) Included in
 Operating Expenses                              (1,484)        23
                                              ---------- ----------
Other Income:
 Deferred Tax Benefit (Expense)
   Federal                                         (646)         -
   State                                           (225)         -
                                              ---------- ----------
    Total                                          (871)         -
 Reduction in Valuation Allowance                 6,164          -
 Investment Tax Credit Amortization               1,211      1,129
                                              ---------- ----------
Total Benefit Included in
 Other Income                                     6,504      1,129
                                              ---------- ----------
    Total Benefit for Federal and State
     Income Taxes                             $   5,020  $   1,152
                                              ========== ==========
                                                Six Months Ended
                                                    June 30,
                                                 1996       1995
                                              ---------- ----------
                                            - Thousands of Dollars -
Operating Expenses:
 Deferred Tax Benefit (Expense)
   Federal                                    $   3,465
   State                                            893
                                              ---------- ----------
    Total                                         4,358
 Investment Tax Credit Amortization                  30  $      45
                                              ---------- ----------
Total Benefit (Expense) Included in
 Operating Expenses                               4,388         45
                                              ---------- ----------
Other Income:
 Deferred Tax Benefit (Expense)
   Federal                                          383          -
   State                                             41          -
                                              ---------- ----------
    Total                                           424          -
 Reduction in Valuation Allowance                11,013          -
 Investment Tax Credit Amortization               2,424      2,259
                                              ---------- ----------
Total Benefit Included in
 Other Income                                    13,861      2,259
                                              ---------- ----------
    Total Benefit for Federal and State
     Income Taxes                             $  18,249  $   2,304
                                              ========== ==========

     The differences between income tax benefit and the amount obtained by multiplying income (loss) before income taxes by the U.S. statutory federal income tax rate are as follows:

                                               Three Months Ended
                                                    June 30,
                                                 1996       1995
                                              ---------- ----------
                                            - Thousands of Dollars -
Federal Income Tax Benefit (Expense) at
 Statutory Rate                               $  (1,844) $    (652)
  State Income Tax Benefit (Expense), Net of
   Federal Deduction                               (284)         -
  Investment Tax Credit Amortization              1,226      1,152
  Reduction in Valuation Allowance                6,164          -
  Loss for Which No Tax Benefit
   is Recognized                                      -          -
  Net Operating Loss Carryforwards                    -        652
  Use of Capital Loss Carryforwards                   -          -
  Other                                            (242)         -
                                              ---------- ----------
     Total Benefit for Federal and
      State Income Taxes                      $   5,020  $   1,152
                                              ========== ==========

                                                Six Months Ended
                                                    June 30,
                                                 1996       1995
                                              ---------- ----------
                                            - Thousands of Dollars -
Federal Income Tax Benefit (Expense) at
 Statutory Rate                               $   2,640  $   4,988
  State Income Tax Benefit (Expense), Net of
   Federal Deduction                                406          -
  Investment Tax Credit Amortization              2,454      2,304
  Reduction in Valuation Allowance               11,013          -
  Loss for Which No Tax Benefit
   is Recognized                                      -     (4,988)
  Net Operating Loss Carryforwards                    -          -
  Use of Capital Loss Carryforwards               1,663          -
  Other                                              73          -
                                              ---------- ----------
     Total Benefit for Federal and
      State Income Taxes                      $  18,249  $   2,304
                                              ========== ==========
NOTE 7.  RECLASSIFICATION
- -------------------------

     Minor reclassifications, other than those described in Note 3, have been made to the prior year financial statements to conform to the current year's presentation.




 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS


     The following contains information regarding the results of the Company's operations during the second quarter and first six months of 1996 compared with the second quarter and first six months of 1995, the outlook for dividends on Common Stock, and changes in liquidity and capital resources of the Company during the second quarter and first six months of 1996. Also management's expectations of identifiable material trends are discussed.

 OVERVIEW

     Earnings for the Company for the second quarter increased by $7.3 million, or 241% relative to the same time period in 1995. This improvement in net income, from $3.0 million in the second quarter of 1995 to $10.3 million in the
                                       9
second quarter of 1996, was achieved despite the recording of a one-time $14.0 million pre-tax charge related to the Company's Voluntary Severance Plan in the second quarter of 1996. Earnings for the first half of 1996 were also higher, having improved from a net loss of $11.9 million in the first half of 1995 to net income of $10.7 million in the first half of 1996. In addition to higher sales due to warmer weather in the second quarter of 1996, the earnings improvement was attributable to growth in the number of customers in the Company's retail service area, increased revenues from a 1.1% retail rate increase implemented in March 1996 and reductions in both operating and capital costs. Due to the increase in income, the Company also recognized non-cash tax benefits associated with the expected future utilization of federal and state net operating loss carryforwards generated in prior periods. Such recognized benefits totaled $6.2 million for the second quarter of 1996 and $11.0 million
for        the         first         six         months         of         1996.
See~~Results~of~Utility~Operations,~Income~Taxes~ below.

     Despite such improvements, the Company's financial prospects continue to be subject to significant economic, regulatory and other uncertainties, some of which are beyond the Company's control. These uncertainties include the degree of utilization of generation capacity through either retail electric service or wholesale sales and the extent to which the Company, due to continued high financial and operating leverage, can alter operations and reduce costs in response to unanticipated economic downturns or industry changes. The Company's success will depend, among other things, on the Company's ability to contain the costs of serving retail customers and the level of sales to such customers. Although the Company anticipates continued growth in sales over the next five years primarily as a result of anticipated population and economic growth in the Tucson area, a number of factors such as changes in the economic and regulatory environment and the increasingly competitive electric markets could affect the Company's levels of sales.

                                       10
     If the Company is unable to make sales at prices adequate to recover its costs or if for other reasons the Company fails to maintain or improve its cash flows, the Company's ability to meet its obligations may be jeopardized. During the period 1999-2003, approximately $250 million of the Company's long-term debt obligations will mature. Letters of credit supporting $805 million of the Company's long-term variable rate debt obligations are also scheduled to expire during the period 1997-2002. In the event that expiring letters of credit are not replaced or extended, the corresponding variable rate debt obligations would be subject to mandatory redemption. In addition, the Company's borrowings under the Renewable Term Loan, which totaled $31 million as of August 7, 1996, are scheduled to be repaid during the period 1997-1999. While the Company intends to pay or refinance maturing bonds and bank loans, and to replace or extend expiring letters of credit, there can be no assurance that the Company will be able to pay such debt or replace or extend such letters of credit. The Company's future cash flows will also be affected by the level of interest rates due to the significant amount of variable rate debt outstanding. See ~Liquidity~and~Capital~Resources~below.

     The Company's capital structure is highly leveraged and the Company's ability to raise capital through either public or private financings) is limited. The Company's ability to obtain debt financing is limited by reason of limited free cash flow available to meet additional interest expense and due to the restrictive covenants contained in existing obligations to creditors. To the extent the Company refinances its debt obligations in order to repay them when due, such refinancing may be made on terms which may be adverse to the Company. Such terms could include, among other things, higher interest rates and various restrictive covenants, such as dividend payment restrictions. Access to equity capital may be limited because of the Company's present inability to pay dividends. See ~Dividends~on~Common~Stock~~below.

     During the  next twelve  months, the  Company expects  to be  able to  fund
                                       11
continuing operating activities and construction expenditures with internal cash flows, existing cash balances, and, if necessary, drawdowns under the Renewable Term Loan and/or borrowings under the Revolving Credit. Cash balances are invested in investment grade, money-market securities with an emphasis on preserving the principal amount invested.



 COMPETITION


        WHOLESALE


     The Company competes with other utilities, marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. The Company's rates for wholesale sales of capacity and energy, generally, are not permitted to exceed rates determined on a cost of service basis. In the current market, wholesale prices are substantially below costs determined on a fully allocated cost of service basis, but, in all instances, prices exceed the level necessary to recover fuel and other variable costs. It is expected that competition to sell capacity will remain vigorous, and that prices will remain depressed for at least the next several years, due to increased competition and surplus capacity in the southwestern United States. Competition for the sale of capacity and energy is influenced by many factors, including the availability of capacity in the southwestern United States, the availability and prices of natural gas and oil, spot energy prices and transmission access. In addition, the Energy Act has promoted increased competition in the wholesale electric power markets by encouraging the participation of utility affiliates, independent power producers and other non-utility participants in the development of power generation. The Energy Act also confers expanded authority

                                       12
upon FERC to issue orders requiring electric utilities to transmit power and energy to or for wholesale purchasers and sellers, and to require electric utilities to enlarge or construct additional transmission capacity to provide these services.

     FERC is encouraging all parties interested in transmission access to form RTGs to facilitate access to and development of transmission service and to assist in settling disputes regarding such matters. RTGs will not relieve FERC of its responsibilities related to transmission access; however, such organizations could provide for more efficient handling of transmission service requests and planning for regional transmission needs. The Company is a member of SWRTA, an RTG which was approved by FERC on October 31, 1995. As a condition of its approval of each RTG, including SWRTA, the FERC has required all transmitting utility members of each RTG to offer comparable transmission services at least to other members of such RTG through tariffs that set forth the rates, terms and conditions of service.

     On April 24, 1996, the FERC issued two orders pertaining to transmission access and the recovery of stranded costs. Among other things, Order Number 888 requires all public utilities that own, control, or operate interstate transmission facilities to offer transmission service to others under a single tariff that incorporates certain minimum terms and conditions of transmission service established by the FERC. This tariff must also be used by public utilities for their own wholesale market transactions. Transmission and generation services for new wholesale service are to be unbundled and priced separately. A Phase I open access tariff containing the terms and conditions outlined in the Order was filed by the Company on July 9, 1996. Order Number 888 also provides a basis for recovery by regulated public utilities of legitimate and verifiable stranded costs associated with existing wholesale requirements customers and retail customers who become unbundled wholesale transmission customers of the utility. The order allows public utilities to
                                       13
seek recovery of wholesale stranded costs from departing customers. Such recovery would be achieved through a rate filing that is premised on the direct assignment of stranded costs to the departing customer. The order further states that the FERC would consider allowing the recovery of stranded costs associated with retail wheeling only if a state regulatory commission lacks the authority to consider that issue.

     FERC Order Number 889 requires transmission service providers to establish or participate in an open access same-time information system OASIS) that provides information on the availability of transmission capacity to wholesale market participants. The order also establishes standards of conduct that are designed to prevent employees of a public utility engaged in marketing functions from obtaining preferential access to OASIS-related information or from engaging in unduly discriminatory business practices. As such, public utilities will be required to completely separate their wholesale power marketing and transmission operation functions. The rules contained in this order became effective on July 9, 1996. However, compliance with these rules is not required until November 1, 1996.

     Given the intense level of competition already present in the wholesale market for electricity, the Company does not believe that Order Number 888 or Order Number 889 will have a material effect on the Company's future results of operations. However, these orders could assume greater significance if the Company's retail service territory were to be opened to competing suppliers of electricity.

   RETAIL

     Under current law, the Company is not in direct competition with any other regulated electric utility for electric service in the Company's retail service territory. Nevertheless, the Company does compete against gas service suppliers
                                       14
and others who may provide energy services which would be substitutes for, or bypass of, the Company's services.

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

     The Company actively markets energy and customized energy-related services to meet customer needs. The Company has to date lost no customers to self-generation in part because of such efforts. For example, the Company's two mining customers, which provide approximately 10% of the Company's total annual revenues from retail customers, each have considered self-generation. However, following negotiations with the Company in 1993 and 1994, new contracts were executed that included, among other things, rate reductions and term extensions. These contracts expire after the year 2000, subject to various provisions allowing the customers to terminate partially or entirely, under certain circumstances upon at least one and up to two years prior notice. To date, no such notice has been received. The ability to enter into or extend contracts, to avoid early termination, and to retain customers will be dependent on, among other things, the Company's ability to contain its costs, market conditions and alternatives available to customers from time to time.

     The legislatures and/or the regulatory  commissions in several states  have
                                       15
considered or are considering "retail wheeling" which, in general terms, means the transmission by an electric utility of energy produced by another entity over its transmission and distribution system to a retail customer in such utility's service territory. A requirement to transmit directly to retail customers could have the result of permitting retail customers to purchase electric capacity and energy from, at the election of such customers, the electric utility in whose service area they are located or from other electric utilities or independent power producers. While retail wheeling would expose the Company's service territory to increased competition, it would also open additional markets into which the Company may sell its electric power.

     In Arizona, the  ACC issued  a request  for comments  on electric  industry restructuring in February 1996. Comments were submitted by the Company and a variety of other interested parties in June 1996. Based on the comments received, the ACC Staff has developed two options for introducing retail electric competition in Arizona. These options, which contemplate a four-year phase-in of retail competition beginning in either 1997 or 2000, will be the subject of an ACC Staff workshop in August 1996. The purpose of the workshop is to provide the ACC Staff with additional information that could be used in drafting a proposed rule on retail electric competition. Any such rule would be subject to further public comment and approval by the ACC prior to becoming effective.

     The Arizona legislature is also investigating the potential merits of retail electric competition. Legislation was recently passed which calls for the establishment of a joint legislative study committee on electric industry competition. This committee is charged with studying and making recommendations on a wide variety of issues related to electric industry competition. The committee is to complete a report to the legislature no later than December 31, 1997. Such report is to contain a proposal for electric utility competition for implementation by December 31, 1999. An advisory committee on electric industry
                                       16
competition was also created, consisting of members representing electric consumers, electric utilities, various State offices and agencies, and other interested parties. The Company has a representative on such advisory committee and intends to actively participate as a committee member.

     The Company continues to assess the impact of FERC Order Nos. 888 and 889, the Energy Act and other possible legislation on the Company. The Company is unable to predict the ultimate impact of wholesale and retail competition on the Company's future results of operations.

 ACCOUNTING FOR THE EFFECTS OF REGULATION

     The Company prepares its financial statements in accordance with the provisions of FAS 71. This statement requires a cost-based rate-regulated utility to reflect the effect of regulatory decisions in its financial statements. In certain circumstances, FAS 71 requires that certain costs and/or obligations be reflected in a deferral account in the balance sheet and not be reflected in the statement of income or loss until matching revenues are recognized. Therefore, the Company's Consolidated Balance Sheets at June 30, 1996, and at December 31, 1995, contain certain line items for example, Deferred Debits - Regulatory Assets and MSR Option Gain Regulatory Liability, Accumulated Deferred Investment Tax Credits Regulatory Liability, and Other Regulatory Liabilities) solely as a result of the application of FAS 71. In addition, a number of line items in the Company's Consolidated Statements of Income Loss) for the quarters ended June 30, 1996 and 1995, and the six months ended June 30, 1996 and 1995, also reflect the application of FAS 71.

     If at some point in the future the Company determines that all or a portion of the Company's regulated operations no longer meet the criteria for continued application of FAS 71, the Company would be required to adopt the provisions of FAS 101 for that portion of the operations for which FAS 71 no longer applied.
                                       17
Adoption of FAS 101 would require the Company to write off its regulatory assets and liabilities as of the date of adoption of FAS 101 and would preclude the future deferral in the balance sheet of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future. Based on the balances of the Company's regulatory assets and liabilities as of June 30, 1996, the Company estimates that future adoption of FAS 101 for all of the Company's regulated operations would result in an extraordinary loss of $141 million, which includes a reduction for the related deferred income taxes of $68 million. The Company's cash flows would not be affected by the adoption of FAS 101.

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

 INVESTMENTS IN ENERGY- RELATED VENTURES


     As                               described                               in

~Note~3~of~Notes~to~Consolidated~Financial~Statements,~Consolidated~Subsidiaries
,~a wholly-owned subsidiary of the Company, TEP Solar Energy Corporation, recently acquired a 50% interest in Global Solar Energy, LLC, an Arizona corporation established for the purpose of developing and manufacturing flexible

                                       18
thin-film photovoltaic  cells.   Global Solar  plans to  locate a  manufacturing
facility in the Tucson area and begin commercial production by mid-1997.

     In addition to the Company's investment in Global Solar, the Company continues to evaluate and pursue other energy related investment opportunities. Nations Energy, a wholly-owned subsidiary established for the purpose of investing in independent power projects, intends to invest in certain power projects in addition to its investment in the Coors project see~~Nations~Energy~Corporation~ on page K-23 of the Company's Annual Report on Form 10-K). Additionally, the Company continues to provide funding, pursuant to a consulting services contract, to New Energy Ventures Inc. NEV), a California corporation. NEV is a buyer's agent providing load aggregation and advisory services to energy consumers in the State of California. Although the Company does not presently have an ownership interest in NEV, the Company does have a currently exercisable option to purchase for a nominal amount a 50% interest in NEV through February 1998. A wholly-owned subsidiary of the Company, SWPP Investment Company SWPP), was also recently formed for the purpose of holding an ownership interest in a business engaged in the manufacture and sale of concrete power poles. Although SWPP has not yet acquired such ownership interest, the Company currently has a contract with a Mexican corporation for the distribution and sale of concrete power poles in the United States.

     In comparison to the Company's large investment in regulated utility assets, the Company's current investments in Nations, Global Solar, and SWPP are not material in terms of recorded assets or net income. However, depending on the nature of future investment opportunities, and the ability of the Company to make additional investments as determined by the ACC and in certain credit agreements, the Company expects to make additional investments in Nations and in other energy related ventures. Over time, such additional investments may have a material impact on the Company's future cash flow and profitability. Pursuant to an ACC order issued in February 1996, the Company is permitted to invest in
                                       19
subsidiaries that engage in energy related projects in an annual amount equal to the lesser of $25 million or the maximum amount allowed by the MRA. To the extent that the Company obtains retroactive approval or waiver of projects from the ACC, the Company would be authorized to expend additional funds. This investment authority is subject to the conditions that i) the total amount permitted to be invested in such projects shall not exceed $50 million annually,
ii) 60% of net profits from such projects be applied to repay the Company's debt, and iii) total investment in such projects does not exceed 15% of the Company's capitalization. Under the MRA, the Company's capital investments are restricted to assets which are related to the utility business, and are limited in size by a ceiling on total capital expenditures and investments. The Company is currently attempting to obtain an amendment to the MRA which would provide the Company with greater flexibility to make energy related investments.

 DIVIDENDS ON COMMON STOCK

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

     The Company's ability to pay a dividend is restricted, however, by certain covenants of the General First Mortgage applicable so long as certain series of
                                       20
First Mortgage Bonds aggregating $184 million in principal amount) are outstanding. These covenants restrict the payment of dividends on Common Stock if certain cash flow coverage and retained earnings tests are not met. The cash flow coverage test would prevent the Company from paying dividends on its Common Stock until such time as the Company's cash flow coverage ratio, as defined therein, is greater or equal to a ratio of 2 to 1, and the retained earnings test would permit dividend payments if the Company has positive retained earnings rather than an accumulated deficit. As of June 30, 1996, the Company had a cash flow coverage ratio in excess of 2 to 1 and the Company's accumulated deficit was $616 million. Such covenants will remain in effect until the First Mortgage Bonds of such series have been paid or redeemed. The latest maturity of such First Mortgage Bonds is in 2003.

     The MRA contains a similar dividend restriction based on the amount of retained earnings. Such restriction will no longer apply if i) the Renewable Term Loan and the Revolving Credit have been paid in full and the commitments relating thereto have been terminated and ii) the Company's senior long-term debt is rated investment grade. At August 7, 1996, the Company's total outstanding amount under the Renewable Term Loan was $31 million, and to date no amounts have been borrowed under the Revolving Credit. Commitments relating to such facilities permit the Company to borrow an additional $133 million under the Renewable Term Loan and $50 million under the Revolving Credit. Also, the Company's senior debt is currently rated below investment grade.

     In order for the Company to pay a dividend when such covenants would otherwise restrict such payment, the Company would have to i) obtain a waiver or an amendment to the MRA's retained earnings covenant and ii) redeem all outstanding First Mortgage Bonds of the series that contain dividend restrictions or amend the General First Mortgage. Such General First Mortgage amendment would require approval by holders of 75% of all First Mortgage Bonds.

                                       21
     In addition to such restrictive covenants, the Company may also be restricted under the Federal Power Act from paying dividends from funds properly included in capital account. The provisions of the Federal Power Act leave unclear the scope of any such restriction and its potential applicability to the Company.


  EARNINGS


     The Company recorded net income of $10.3 million in the second quarter of 1996 compared with net income of $3.0 million in the second quarter of 1995. The net income per average share of Common Stock was $0.32 for the second quarter of 1996 compared with a net income per average share of Common Stock of $0.09 for the second quarter of 1995.

     For the first six months of 1996, the Company recorded net income of $10.7 million, compared with a net loss of $11.9 million recorded for the first six months of 1995. The net income per average share of Common Stock was $0.33 for the first six months of 1996, compared with a net loss per average share of Common Stock of $0.37 for the first six months of 1995.

 RESULTS OF OPERATIONS

 RESULTS OF UTILITY OPERATIONS

   SALES AND REVENUES

     Comparisons of kilowatt-hour sales and electric revenues are shown below:


                                                  Increase/Decrease)
                                       22

     Three Months Ended June 30  1996     1995   Amount    Percent

     Electric kWh Sales 000):
       Retail Customers     1,896,118 1,675,538  220,580     13.2%


       Sales for Resale       675,287   440,803  234,484     53.2
          Total             2,571,405 2,116,341  455,064     21.5



     Electric Revenues 000):
       Retail Customers      $162,040  $140,008$   22,032    15.7%


       Amortization of MSR Option Gain Regulatory
          Liability            5,013       5,013       -         -
       Sales for Resale       17,480      17,284       196     1.1
          Total             $184,533    $162,305$   22,228    13.7




                                                  Increase/Decrease)

      Six Months Ended June 30   1996      1995   Amount    Percent

     Electric kWh Sales 000):
       Retail Customers     3,477,543 3,168,840  308,703      9.7%



                                       23
       Sales for Resale      1,394,351 1,018,146  376,205    37.0


          Total             4,871,894 4,186,986  684,908     16.4



     Electric Revenues 000):
       Retail Customers      $287,250  $258,195$   29,055    11.3%


       Amortization of MSR Option Gain Regulatory
          Liability          10,026       10,026       -         -
       Sales for Resale      35,285       36,829   (1,544)   (4.2)
          Total            $332,561     $305,050$  27,511     9.0



     KWh sales to retail customers increased by 13.2% in the second quarter of 1996 compared with the second quarter of 1995 due to warmer than normal temperatures, a 3.1% increase in the average number of retail customers, and a 10.1% increase in sales to industrial customers. KWh sales to retail customers increased by 9.7% in the first six months of 1996 compared with the same period in 1995. Sales were higher due to warmer weather conditions in the second quarter, growth in the average number of retail customers, and a 9.4% increase in sales to industrial customers. Based on cooling degree days, a commonly used measure in the electric industry that is calculated by subtracting 75 from the average of the high and low daily temperatures, the Tucson area registered an increase of approximately 85% in such cooling degree days for the second quarter of 1996 compared with the same period in 1995, and an increase of approximately 28% in such cooling degree days compared with the ten year average for the same period from 1986 to 1995. Such cooling degree days were 544, 294, and 425 for the second quarter of 1996, 1995, and the ten year average for the second
                                       24
quarter, respectively.

     Revenues from sales to retail customers increased in the second quarter and first six months of 1996 compared with the same periods in 1995 due to higher kWh sales discussed above and a 1.1% retail rate increase implemented by the
Company              on               March              31,               1996.
See~~Note~1~of~Notes~to~Consolidated~Financial~Statements,~Rate~Matters~.

     Sales for resale increased by 53.2% in the second quarter of 1996 relative to the same period in 1995 because of higher regional loads due to warmer weather conditions and increased electricity demand throughout the Western United States. Sales for resale increased by 37.0% in the first six months of 1996 compared with the same period in 1995 due to higher second quarter sales and the availability of generating capacity which was out of service in early 1995 for planned maintenance activities.

     Revenues from sales for resale were 1.1% higher in the second quarter and 4.2% lower in the first six months of 1996 relative to the same periods in 1995. Such revenues did not increase proportionately with the increase in kWh sales during these periods due to the expiration of a firm power sale agreement with Nevada Power Company in December 1995 and an increase in lower priced economy energy sales as a percentage of total sales for resale.

    OPERATING EXPENSES

     Total Fuel and Purchased Power expense increased in the second quarter and first six months of 1996 compared with the same periods in 1995 primarily as a result of increased kWh sales. However, Fuel and Purchased Power expense per kWh sold decreased by 4.4% in the second quarter of 1996 and by 2.0% in the first six months of 1996 compared with the same periods in 1995 due primarily to increased purchases of economy energy at lower average prices.
                                       25

     Maintenance and Repairs expense was lower in the second quarter of 1996 compared with the same period in 1995 due primarily to the costs of overhaul work performed at the Springerville station in the second quarter of 1995. Maintenance and Repairs expense was lower for the first six months of 1996 compared with the same period in 1995 due to the costs of overhaul work performed at the San Juan station in the first quarter of 1995 and at the Springerville Station in the first and second quarters of 1995.

     Voluntary Severance Plan Expense of $14.0 million was recorded in the second quarter of 1996 due to the recognition of termination benefits resulting from the implementation of a voluntary employee severance plan. See~~Note~4~of~Notes~to~Consolidated~Financial~Statements,~Voluntary~Severance~P lan~.

     Income Taxes expense included in Operating Expenses increased in the second quarter of 1996 to $1.5 million, compared with a $23,000 benefit recorded in the second quarter of 1995. For the first six months of 1996, income tax benefits increased to $4.4 million relative to a $45,000 benefit recorded for the same
period         in         1995.                  See         ~Income~Taxes~below
and~Note~6~of~Notes~to~Consolidated~Financial~Statements,~Income~Taxes~.

    OTHER INCOME

     Income Tax benefits included in Other Income increased in the second quarter of 1996 to $6.5 million, compared with a $1.1 million benefit recorded in the second quarter of 1995. For the first six months of 1996, Income Tax benefits included in Other Income increased to $13.9 million, compared with a benefit of $2.3 million recorded for the same period in 1995. See ~Income~Taxes~below and~Note~6~of~Notes~to~Consolidated~Financial~Statements,~Income~Taxes~.
                                       26

     Interest Income decreased during the second quarter and first six months of 1996 relative to the same periods in 1995 as a result of lower short-term investment balances and lower interest rates. This decrease in short-term interest income was partially offset by the receipt of interest income on approximately $18 million of Springerville Unit 1 lease debt securities which were purchased by the Company in May 1995.

     Gains on Sales of Securities decreased in the first six months of 1996 relative to the same period in 1995 due to gains realized in the first quarter of 1995 on sales of certain equity securities by the investment subsidiaries. No such sales occurred in the first six months of 1996.

      INTEREST EXPENSE

     Interest expense on long-term debt decreased in the second quarter and first six months of 1996 relative to the same periods in 1995 due to a reduction in the aggregate amount of debt outstanding and due to lower interest rates on the Company's variable rate debt obligations.

      INCOME TAXES

     Net income tax benefits increased $3.9 million in the second quarter of 1996 compared with the second quarter of 1995 due primarily to the recognition of $6.2 million of income tax benefits related to the expected future utilization of federal and state NOLs generated in prior periods. The Company believes it is probable that such NOLs will be used in the future to reduce income taxes payable. The $6.2 million benefit is partially offset by income tax expense related to the operating results for the second quarter of 1996.

     Net income tax benefits  increased $15.9 million for  the six months  ended
                                       27
June 30, 1996 compared with the same period in 1995 due primarily to the recognition of $11 million of income tax benefits related to the expected future utilization of NOLs and the recognition of $3.1 million of income tax benefits related to the operating results for the six months ended June 30, 1996.

     The recognition of the $6.2 million benefit in the second quarter of 1996 and the $11 million benefit for the six months ended June 30, 1996 results from a revision in the estimated amount of NOLs that the Company believes are likely to reduce taxable income on a future tax return. Because the Company's results from operations have been steadily improving and the three year historical average net book income of the Company has increased, the Company now believes it is more likely than not that it will realize additional federal and state NOLs. Accordingly, the Company recognized income tax benefits related to the expected future utilization of these NOLs. As of June 30, 1996, the Company had recognized a total of $34 million of income tax benefits relating to federal and state NOLs. The $34 million consists of $23 million recognized in 1995 and $11 million recognized during the six months ended June 30, 1996.

     The Company recognizes benefits related to prior period NOLs based on changes in the estimated amount of NOLs that, in the Company's judgment, are more likely than not to be realized in the future. A significant factor, among others, considered in estimating such amount is the three year historical average net book income. If the Company's operating results continue to improve, the three year historical average net book income will increase and, correspondingly, the estimated amount of NOLs that are more likely than not to be realized in the future will likely increase. If the Company's operating results continue to improve, recognition of prior period federal and state NOL benefits totaling approximately $140 million will likely occur during the next three to five years. The amount, if any, of NOL benefits recognized in future periods may vary significantly from the potential benefits described herein. In addition, in future periods when such NOLs are utilized on a tax return, income
                                       28
tax expense shown on the Company's Consolidated Statements of Income Loss) will not be reduced to reflect such utilization.

 LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to generate sufficient cash flows during 1996 to fund its continuing operating activities and construction expenditures. However, the Company's projected cash flows are subject to variation due to changes in wholesale revenues, changes in short-term interest rates, and other factors. For example, an increase in short-term interest rates of 100 basis points 1%) would result in an approximate $10 million increase in annual interest payments. If cash flows were to fall short of expectations, the Company would rely on existing cash balances, borrowings under the Renewable Term Loan and, if necessary, borrowings under the Revolving Credit.

     At August 7, 1996, the Company had a loan balance of $31 million outstanding under the Renewable Term Loan, and to date, no amount has been borrowed under the Revolving Credit. The Renewable Term Loan commitment and the Revolving Credit commitment were $164 million and $50 million, respectively.

     The Company's  cash and  cash equivalents  balance at  August 7,  1996 was
approximately $32 million.   Cash  balances are  invested  in investment  grade
money-market securities with an emphasis on preserving the principal amounts invested.

CASH FLOWS

     The Company's cash and cash equivalents decreased $32.4 million or 27%, from the June 30, 1995 ending balance of $118.7 million to the June 30, 1996
ending balance  of $86.3  million.   This reduction  was due  primarily to  debt
repayments, including an  $87 million principal  payment on  the Renewable  Term
                                       29
Loan made in September 1995.

     Net cash flows from continuing operating activities increased in aggregate by $32 million in the first six months of 1996 compared with the same period in 1995. This increase was due primarily to higher cash receipts from retail customers during the first half of 1996 compared with the same period in 1995, and a $14.6 million tax payment made in the first quarter of 1995 related to an appeal of a transaction privilege tax assessment see ~Note~2~~of ~Notes~to~Consolidated~Financial~Statements,~Tax~Assessments).~Also contributing to the increase in net cash flows in the first half of 1996 was a decrease in operations and maintenance costs and interest paid on debt obligations relative to the same period in 1995, and the receipt of cash in the first quarter of 1996 related to the sale of emission allowances. These contributions to cash flow were partially offset by a decrease in cash receipts from wholesale customers and the receipt of lower interest income compared with the first six months of 1995, as well as the payment of $4.5 million to establish a low income customer assistance fund in the second quarter of 1996.

     Net cash outflows from investing activities decreased in aggregate by $1.4 million in the first six months of 1996 compared with the same period in 1995. Despite an increase in construction expenditures and investments in joint ventures, net cash outflows from investing activities decreased relative to the first half of 1995 due to the May 1995 purchase of approximately $18 million of Springerville Unit 1 lease debt securities.

     Net cash flows from financing activities increased in aggregate by $97 million in the first six months of 1996 compared with the same period in 1995 as a result of lower debt principal repayments and the receipt of loan proceeds related to the May 1996 issuance of pollution control revenue bonds by the Pollution Control Corporation of Coconino County, Arizona.

                                       30



                          PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS


TAX ASSESSMENTS

     See ~Note~2~of~Notes~to~Consolidated~Financial~Statements,~Tax~Assessments.
~
~
~
ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company conducted its Annual Meeting of Shareholders on May 14, 1996. At that meeting, in addition to electing members of the Board of Directors, the shareholders of the Company approved the Company's proposal for a recapitalization involving a one-for-five reverse split of the Common Stock and a reduction in the number of authorized shares of Common Stock from 200 million to 75 million.

     The total votes were as follows:

                                  Against                     Broker
i)   Election of    For         or Withheld     Abstain      Non-Votes
     Directors
 Elizabeth        132,354,430    1,372,533       --            --
Alexander
                                      31

 Charles E.       132,639,107    1,219,527       --            --
Bayless
 Jose L.          132,779,484    1,234,088       --            --
Canchola
John Jeter        132,867,276    1,163,832       --            --
 R. B. O'Rielly   132,384,676    1,259,246       --            --
 Martha R.        132,619,756    1,288,478       --            --
Seger
 Donald G.        132,765,414    1,169,472       --            --
Shropshire
 H. Wilson        132,666,873    1,298,721       --            --
Sundt
 J. Burgess       130,579,705    1,190,318       --            --
Winter

ii)               124,161,826   11,379,890     1,758,630        --
Recapitalization



ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K


a)   Exhibits.

     3 - Amendment to Article Fourth of the Company's Restated Articles of Incorporation
     15 - Letter regarding unaudited interim financial information.
     27a -     Financial Data Schedule.
     27b -     Financial Data Schedule.



                                       32

b)   Reports on Form 8-K.

          - Dated May 22, 1996, reporting on the approval by the Company's shareholders of a one-for-five reverse stock split and a reduction in the number of authorized shares of common stock.
           - Dated July 5, 1996, reporting on employee acceptance of the Company's Voluntary Severance Plan.



                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TUCSON ELECTRIC POWER COMPANY
                                             Registrant)


Date:  August 9, 1996                        Ira R. Adler

                                             Ira R. Adler
                                  Senior Vice President and Principal
                                           Financial Officer

                                 EXHIBIT INDEX

                                       33
     3 -   Amendment to Article  Fourth of the Company's Restated Articles  of
        Incorporation
     15 - Letter regarding unaudited interim financial information.
     27a -     Financial Data Schedule.
     27b -     Financial Data Schedule.


























                                       34