Form 10-Q
period 1996-09-30
TUCSON ELECTRIC POWER CO
filed 1996-10-25
CIK 100122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-Q

 (Mark One)
   [X]                   QUARTERLY REPORT PURSUANT TO
                            SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 1996

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

     At October 22, 1996, 32,133,586 shares of the registrant's Common Stock, no par value (the only class of Common Stock), were outstanding.





                                       2
                               TABLE OF CONTENTS
                                                                      Page

Definitions..............................................................ii
Independent Accountants' Report...........................................1

                         PART I - FINANCIAL INFORMATION

Item 1.  --  Financial Statements
     Comparative Condensed Consolidated Statements of Income..............2
     Comparative Condensed Consolidated Statements of Cash Flows..........3
     Comparative Condensed Consolidated Balance Sheets....................4
     Notes to Condensed Consolidated Financial Statements
     Note 1.  Rate Matters................................................5
     Note 2.  Tax Assessments.............................................5
     Note 3.  Consolidated Subsidiaries...................................6
     Note 4.  Voluntary Severance Plan....................................7
     Note 5.  Common Stock Reverse Split..................................7
     Note 6.  Income Taxes................................................7
     Note 7.  Reclassification............................................8

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations
     Overview.............................................................9
     Competition
         Wholesale.......................................................10
         Retail..........................................................11
     Accounting for the Effects of Regulation............................12
     Investments in Energy-Related Ventures..............................13
     Dividends on Common Stock...........................................13
     Earnings............................................................14
Results of Operations
                                       i
     Results of Utility Operations
         Sales and Revenues..............................................15
         Operating Expenses..............................................16
         Other Income....................................................16
         Interest Expense................................................16
         Income Taxes....................................................16
Liquidity and Capital Resources..........................................17
      Cash Flows.........................................................17

                          PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
        Tax Assessments..................................................19

Item 6.  --  Exhibits and Reports on Form 8-K............................19

Signature Page...........................................................20

Exhibit Index............................................................21

                                  DEFINITIONS

The abbreviations and acronyms used in the 1996 Third Quarter Form 10-Q are defined below:


ACC...............   Arizona Corporation Commission.
ADOR..............   Arizona Department of Revenue
Banks.............   Various banks with which the Company has credit
                       relationships.
Common Stock......   The Company's common stock, without par value.
Company...........   Tucson Electric Power Company.

                                       ii
Energy Act........   The Energy Policy Act of 1992.
FAS 71............   Statement of Financial Accounting Standards #71:
                      Accounting for the Effects of Certain Types of
                      Regulation.
FAS 92............   Statement of Financial Accounting Standards #92:
                      Regulated Enterprises - Accounting for Phase-In Plans.
FAS 101...........   Statement of Financial Accounting Standards #101:
                      Regulated Enterprises - Accounting for the
                      Discontinuation of Application of FAS 71.
FAS 121...........   Statement of Financial Accounting Standards #121:
                      Accounting for the Impairment of Long-Lived Assets and
                      for Long-Lived Assets to be Disposed Of.
FERC..............   Federal Energy Regulatory Commission.
First Mortgage Bonds  First mortgage bonds issued under the General First
                      Mortgage.
General First Mortgage   The Indenture, dated as of April 1, 1941, of Tucson
                      Gas, Electric Light and Power Company to The Chase
                      National Bank of the City of New York, as trustee, as
                      supplemented and amended.
Global Solar......   Global Solar Energy, LLC, a corporation in which a 50%
                      interest is owned by TEP Solar.
Irvington.........   Irvington Generating Station.
Irvington Lease...   The leveraged lease arrangement relating to Irvington Unit
                      4.
ITC...............   Investment Tax Credit for income tax purposes.
kWh...............   Kilowatt-hour(s).
MRA...............   Master restructuring agreement between the Company and the
                      Banks which includes the Renewable Term Loan, Revolving
                      Credit and certain replacement reimbursement agreement.
MSR...............   Modesto, Santa Clara and Redding Public Power Agency.
MW................   Megawatt(s).
Nations Energy....   Nations Energy Corporation, a wholly-owned subsidiary of
                                      iii
                       the Company.
NEV...............   New Energy Ventures, Inc.
1994 Rate Order...   ACC Rate Order concerning an increase in the Company's
                      retail base rates and certain regulatory write-offs,
                      issued January 11, 1994.
1996 Rate Order.....................    ACC Rate Order concerning an increase in
                      the Company's retail base rates and the recovery of
                      Springerville Unit 2 costs, issued March 29, 1996.
NOL...............   Net Operating Loss carryforward for income tax purposes.
PURPA.............   Public Utility Regulatory Policies Act of 1978, as
                      amended.
Renewable Term Loan   Credit facility that replaced  the Term Loan  pursuant to
                      the MRA Sixth  Amendment, dated as  of November  1, 1994,
                      and effective March 7, 1995.
Revolving Credit..   $50 million revolving credit facility entered into between a syndicate of banks and the Company.
Shareholders......   Holders of Common Stock.
Springerville.....   Springerville Generating Station.
Springerville Coal Handling
  Facilities Leases   Leveraged lease arrangements relating to the coal
                      handling facilities serving Springerville.
Springerville Common Facilities
  Leases..........   Leveraged lease arrangements relating to one-half interest in certain facilities at Springerville used in common
                      with Springerville Unit 1 and Springerville Unit 2.
Springerville Unit 1 Leases        Leveraged lease arrangements relating to
                      Springerville Unit 1, and one half interest in certain
                      facilities at Springerville used in common with
                      Springerville Unit 1 and Springerville Unit 2.
SWPP..............   SWPP Investment Company, a wholly-owned subsidiary of the
                      Company.

                                       iv
TEP Solar.........   TEP Solar Energy Corporation, a wholly-owned subsidiary of the Company.
Valencia..........   Valencia Energy Company, previously a wholly-owned
                      subsidiary of the Company, merged into the Company on May 31, 1996.
VSP...............   Voluntary Severance Plan offered to Company employees and
                      implemented in May 1996.

























                                       v
INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Tucson Electric Power Company
220 West Sixth Street
Tucson, Arizona  85701

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and subsidiaries (the Company) as of September 30, 1996 and the related condensed consolidated statements of income (loss) for the three-month and nine-month periods ended September 30, 1996 and 1995, and cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.
We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.
We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of the Company as of December 31, 1995 and the related consolidated statements of income (loss), cash flows, and changes in stockholders' equity (deficit) for the year then ended (not presented herein); and in our report dated January 29, 1996 (which includes an explanatory paragraph relating to the timing of the recovery of 37.5% of Springerville Unit 2; see Note 1 to the September 30, 1996 condensed consolidated financial statements for the current status of this matter), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP
Tucson, Arizona
October 24, 1996



                                     15
                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

     The September 30 condensed consolidated financial statements are unaudited but reflect all normal recurring accruals and other adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods covered. Due to seasonal fluctuations in sales, the quarterly results are not indicative of annual operating results. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations.
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                          September 30,
                                                         1996       1995
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $195,261    $192,929
 Amortization of MSR Option Gain Regulatory Liability    5,014       5,014
 Sales for Resale                                       22,803      19,844
                                                      ---------   ---------
    Total Operating Revenues                           223,078     217,787
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               60,198      42,182
 Capital Lease Expense                                  25,824      26,661
 Amortization of Springerville Unit 1 Allowance         (7,273)     (7,108)
 Other Operations                                       23,535      24,710
 Maintenance and Repairs                                 7,991       8,432
 Depreciation and Amortization                          24,735      23,291
 Taxes Other Than Income Taxes                          21,573      15,170
 Voluntary Severance Plan Expense (Gain)                (3,443)          -
 Income Taxes                                           17,322         (23)
                                                      ---------   ---------
    Total Operating Expenses                           170,462     133,315
                                                      ---------   ---------
      Operating Income                                  52,616      84,472
                                                      ---------   ---------

Other Income
 Income Taxes                                           66,510       1,212
 Reversal of Loss Provision                              8,472           -
 Interest Income                                         1,264       2,027
 Gains on Sales of Securities                                -          28
 Other                                                     637        (152)
                                                      ---------   ---------
    Total Other Income                                  76,883       3,115
                                                      ---------   ---------

Interest Expense
 Long-Term Debt - Net                                   14,843      17,039
 Interest Imputed on Losses Recorded at Present Value    8,006       8,098
 Other                                                   4,489       2,009
 Allowance for Borrowed Funds Used During Construction    (337)       (288)
                                                      ---------   ---------
    Total Interest Expense                              27,001      26,858
                                                      ---------   ---------

Net Income                                            $102,498    $ 60,729
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)        32,133      32,136
                                                      =========   =========

Net Income per Average Share                          $   3.19    $   1.89
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $482,511    $451,124
 Amortization of MSR Option Gain Regulatory Liability   15,040      15,040
 Sales for Resale                                       58,088      56,673
                                                      ---------   ---------
    Total Operating Revenues                           555,639     522,837
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              156,128     126,567
 Capital Lease Expense                                  78,073      78,882
 Amortization of Springerville Unit 1 Allowance        (21,818)    (21,324)
 Other Operations                                       71,983      74,238
 Maintenance and Repairs                                26,345      30,888
 Depreciation and Amortization                          73,285      69,629
 Taxes Other Than Income Taxes                          51,310      45,511
 Voluntary Severance Plan Expense (Gain)                10,555           -
 Income Taxes                                           12,934         (68)
                                                      ---------   ---------
    Total Operating Expenses                           458,795     404,323
                                                      ---------   ---------
      Operating Income                                  96,844     118,514
                                                      ---------   ---------

Other Income
 Income Taxes                                           80,371       3,471
 Reversal of Loss Provision                              8,472           -
 Interest Income                                         4,166       6,806
 Gains on Sales of Securities                                -       2,986
 Other                                                     706         297
                                                      ---------   ---------
    Total Other Income                                  93,715      13,560
                                                      ---------   ---------

Interest Expense
 Long-Term Debt - Net                                   44,600      53,049
 Interest Imputed on Losses Recorded at Present Value   24,592      24,666
 Other                                                   9,197       6,425
 Allowance for Borrowed Funds Used During Construction  (1,036)       (849)
                                                      ---------   ---------
    Total Interest Expense                              77,353      83,291
                                                      ---------   ---------

Net Income                                            $113,206    $ 48,783
                                                      =========   =========

Average Shares of Common Stock Outstanding (000)        32,133      32,139
                                                      =========   =========


Net Income per Average Share                          $   3.52    $   1.52
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $491,791    $459,054
  Cash Receipts from Sales for Resale                   56,096      59,478
  Fuel and Purchased Power Costs Paid                 (137,145)   (124,748)
  Wages Paid, Net of Amounts Capitalized               (61,657)    (50,700)
  Payment of Other Operations and Maintenance Costs    (56,420)    (54,925)
  Capital Lease Interest Paid                          (83,200)    (82,742)
  Interest Paid, Net of Amounts Capitalized            (49,153)    (57,006)
  Taxes Paid, Net of Amounts Capitalized               (65,612)    (79,329)
  Emission Allowance Inventory Sale                      4,120           -
  Interest Received                                      4,716       6,708
  Income Taxes Paid                                     (1,066)     (1,760)
  Other                                                 (3,101)          -
                                                      ---------   ---------
    Net Cash Flows - Operating Activities               99,369      74,030
                                                      ---------   ---------

Cash Flows from Investing Activities
  Construction Expenditures                            (51,092)    (42,049)
  Purchase of Debt Securities                                -     (17,697)
  Investments in Joint Ventures                         (6,116)    (11,529)
  Other                                                    250       3,327
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (56,958)    (67,948)
                                                      ---------   ---------

Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt              31,400           -
  Proceeds from Borrowings on the Renewable Term Loan   14,000           -
  Payments to Retire Long-Term Debt                    (25,575)    (36,507)
  Payments on Renewable Term Loan                      (14,000)   (143,060)
  Payments to Retire Capital Lease Obligations         (35,629)    (16,657)
  Other                                                    297         273
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (29,507)   (195,951)
                                                      ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents    12,904    (189,869)
Cash and Cash Equivalents, Beginning of Year            85,094     248,152
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $ 97,998    $ 58,283
                                                      =========   =========









See Notes to Condensed Consolidated Financial Statements.


SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION


                                                       Nine Months Ended
                                                          September 30,
                                                         1996       1995
                                                     -Thousands of Dollars-

Net Income                                            $113,206    $ 48,783
Adjustments to Reconcile Net Income
 to Net Cash Flows
  Depreciation and Amortization Expense                 73,285      69,629
  Deferred Income Taxes and
   Investment Tax Credits - Net                        (68,504)     (4,016)
  Deferred Fuel and Purchased Power                          -       5,287
  Lease Payments Deferred                                3,386       4,408
  Regulatory Amortizations, Net of Interest Imputed
   on Losses Recorded at Present Value                 (12,266)    (11,698)
  Reversal of Loss Provision                            (8,472)          -
  Other                                                 (2,673)     (2,250)
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                                (25,611)    (20,715)
    Materials and Fuel                                   1,291      (3,630)
    Accounts Payable                                       582     (10,320)
    Taxes Accrued                                       25,313       4,643
    Other Current Assets and Liabilities                (7,717)     (6,982)
    Other Deferred Assets and Liabilities                7,549         891
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $ 99,369    $ 74,030
                                                      =========   =========















See Notes to Condensed Consolidated Financial Statements.


COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                  September 30, December 31,
                                                       1996        1995
                                                   - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,122,234  $2,095,679
  Utility Plant Under Capital Leases                   893,064     893,064
  Construction Work in Progress                         65,544      50,898
                                                    ----------- -----------
    Total Utility Plant                              3,080,842   3,039,641
  Less Accumulated Depreciation and Amortization      (905,702)   (859,227)
  Less Accumulated Amortization of Capital Leases      (52,152)    (40,113)
  Less Springerville Unit 1 Allowance                 (163,084)   (162,175)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,959,904   1,978,126
                                                    ----------- -----------

Investments and Other Property                          60,965      52,116
                                                    ----------- -----------

Current Assets
  Cash and Cash Equivalents                             97,998      85,094
  Accounts Receivable                                   87,328      61,717
  Materials and Fuel                                    40,877      42,168
  Deferred Income Taxes - Current                        1,937      18,250
  Other                                                 14,342       7,565
                                                    ----------- -----------
    Total Current Assets                               242,482     214,794
                                                    ----------- -----------

Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        135,957     135,957
  Deferred Common Facility Costs                        61,397      63,303
  Deferred Springerville Unit 2 Costs                   27,100      42,039
  Deferred Lease Expense                                16,341      19,808
  Other Deferred Regulatory Assets                       8,195       8,576
Deferred Debits - Other                                 15,830      16,211
                                                    ----------- -----------
    Total Deferred Debits                              264,820     285,894
                                                    ----------- -----------
Total Assets                                        $2,528,171  $2,530,930
                                                    =========== ===========


See Notes to Condensed Consolidated Financial Statements.


COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND OTHER LIABILITIES
                                                  September 30, December 31,
                                                       1996        1995
                                                   - Thousands of Dollars -
Capitalization
  Common Stock                                      $  645,211  $  645,295
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (513,244)   (626,450)
                                                    ----------- -----------
  Common Stock Equity                                  125,610      12,488
  Capital Lease Obligations                            894,106     897,958
  Long-Term Debt                                     1,224,160   1,207,460
                                                    ----------- -----------
    Total Capitalization                             2,243,876   2,117,906
                                                    ----------- -----------

Current Liabilities
  Short-Term Debt                                        3,567      12,039
  Current Obligations Under Capital Leases              10,289      33,389
  Current Maturities of Long-Term Debt                   1,200      12,075
  Accounts Payable                                      25,760      25,178
  Interest Accrued                                      41,214      57,389
  Taxes Accrued                                         41,009      15,696
  Accrued Employee Expenses                              9,786      14,297
  Other                                                  6,409       7,372
                                                    ----------- -----------
    Total Current Liabilities                          139,234     177,435
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  MSR Option Gain Regulatory Liability                  12,436      25,610
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 16,168      19,603
  Other Regulatory Liabilities                          13,945      10,343
  Deferred Income Taxes - Noncurrent                    64,600     145,982
  Other                                                 37,912      34,051
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       145,061     235,589
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,528,171  $2,530,930
                                                    =========== ===========



See Notes to Condensed Consolidated Financial Statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 1.  RATE MATTERS
---------------------

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

     In addition, prior to the 1996 Rate Order, the Company was not recovering through retail rates 37.5% of the deferred Springerville Unit 2 rate synchronization costs ($28 million at March 30, 1996), which were non-fuel costs of Springerville Unit 2 incurred from January 1, 1991 through October 14, 1991. Beginning March 31, 1996, these costs are being amortized over a three-year period on the Consolidated Statements of Income, in accordance with the 1996 Rate Order. These costs ($23 million at September 30, 1996), together with the balance of such costs that the Company has been recovering through rates, pursuant to the 1994 Rate Order, ($4 million at September 30, 1996), are reported in the Company's Condensed Consolidated Balance Sheet as Deferred Springerville Unit 2 Costs. The amortization of such costs is included in Depreciation and Amortization on the Company's Condensed Consolidated Statements of Income and amounted to $6 million and $4 million for the three months ended September 30, 1996 and 1995, respectively, and $15 million and $11 million for the nine months ended September 30, 1996 and 1995, respectively.

NOTE 2.  TAX ASSESSMENTS
------------------------

  Ruling on Arizona Sales Tax Assessments - Coal Sales

     The Arizona Department of Revenue (ADOR) issued transaction privilege (sales) tax assessments to the Company alleging that Valencia was liable for sales tax on gross income received from coal sales, transportation and coal-handling services to the Company for the period November 1985 through May 1993. The Company protested these assessments. On March 11, 1994, the Arizona Tax Court issued a Minute Entry granting Summary Judgment to the ADOR and upholding the validity of the assessment issued for the period November 1985 through March 1990. The Company appealed this decision to the Court of Appeals. On September 12, 1996, the Arizona Court of Appeals upheld the validity of the assessment issued for the period November 1985 through March 1990. The Company filed with the Court of Appeals a motion for reconsideration of their September 12, 1996 decision. Additionally, the Company is protesting the assessments for the period April 1990 through May 1993.

     Previously, the Company had recorded an expense through the Consolidated Statements of Income (Loss) in current and prior years and related liability for the amount of sales taxes and interest thereon which the Company then believed was probable of incurrence. As a result of the Court of Appeals decision, the Company recorded an additional expense of approximately $9.2 million in September 1996. Such expense is included in Taxes Other Than Income Taxes ($7.3 million) and Other Interest Expense ($1.9 million) in the Condensed Consolidated Statement of Income. The amounts recorded by the Company included estimates for the period June 1993 through September 1996, the period for which the Company has not yet been assessed.

     Generally, Arizona law requires payment of an assessment due prior to pursuing the appellate process. The Company has previously paid, under protest, a total of $23 million of the disputed sales tax assessments, subject to refund in the event the Company would prevail. The Court's decision does not require additional cash payments by the Company at this time.

     On May 31, 1996, Valencia was merged into the Company (see Note 3). Effective with the merger, Valencia no longer supplies coal to the Company. Instead the Company acquires coal directly from the supplier. As a result, the Company believes it is not liable for transaction privilege tax computed on a basis similar to the assessments described above subsequent to May 31, 1996.

  Ruling on New Mexico Sales Tax Liability

     The New Mexico Taxation and Revenue Department issued a gross receipts tax assessment to a seller from whom Valencia purchased coal, alleging sales tax liability of approximately $12 million on payments made to the seller for coal Valencia purchased for resale and which Valencia resold. The terms of the coal supply agreement provide that the buyer shall bear and pay all such gross receipt taxes. The assessment covered the period June 1993 to April 1996. On September 18, 1996, the New Mexico Taxation and Revenue Department issued an amended assessment showing that no such taxes were owed. No adjustment was required as a result of this amended assessment.

  Arizona Sales Tax Assessments - Leases

     The ADOR has issued transaction privilege (sales) tax assessments to the lessors from whom the Company leases certain property. The assessments allege sales tax liability on a component of rents paid by the Company on the Springerville Unit 1 Leases, Springerville Common Facilities Leases, Irvington Lease and Springerville Coal Handling Facilities Leases. Assessments cover the period August 1, 1988 to September 30, 1993. Under the terms of the lease agreements, if the ADOR prevails the Company must reimburse the lessors for taxes paid by them pursuant to indemnification provisions.

     In the opinion of management, the Company has recorded, through the Consolidated Statements of Income (Loss) in current and prior years, a liability for the amount of state taxes and interest thereon for which the Company feels incurrence is probable as of September 30, 1996. In the event that the assessments by the ADOR are sustained, an additional liability would result. Although it is reasonably possible that the ultimate resolution of such matter could result in an additional sales tax expense of up to approximately $19 million in excess of amounts recorded, management and outside tax counsel believe that the Company has meritorious defenses to mitigate or eliminate the assessed amounts.

     Based on the current status of the legal proceedings, the Company believes that the ultimate resolution of such dispute will occur over a period of two to four years. Based on consultations with counsel, the Company believes that the resolution of this tax matter should not have a material adverse effect on the Company's Consolidated Financial Statements.

NOTE 3.  CONSOLIDATED SUBSIDIARIES
----------------------------------

     On May 31, 1996, Valencia Energy Company, a wholly-owned subsidiary of the Company, was merged into the Company. Effective with the merger, the Company assumed all of the assets and liabilities of Valencia; the responsibilities for the coal procurement, coal transportation and coal handling services at Springerville Generating Station; and the responsibilities as the lessee of the Springerville Coal Handling Facilities Leases. Certain amounts previously included in Fuel and Purchased Power have been reclassified to Capital Lease Expense, Other Operations, Maintenance and Repairs, Depreciation and Amortization and Taxes Other Than Income Taxes on the Company's Condensed Consolidated Statements of Income to conform to the current year's presentation.

     In May 1996, TEP Solar Energy Corporation, a wholly-owned subsidiary of the Company, and ITN Energy Systems formed Global Solar Energy, LLC for the purpose of development and manufacturing of photovoltaic materials. TEP Solar has a 50% interest in Global Solar. The investment in Global Solar is included in the Company's Condensed Consolidated Balance Sheet at September 30, 1996 under Investments and Other Property and in the Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1996 as Investments in Joint Ventures.

     In July 1996, the Company's investment subsidiaries satisfied approximately $8.5 million of short-term debt obligations with the assignment of certain finance receivables held by such investment subsidiaries. Upon settlement, a provision for loss recorded against such receivables in prior years was reversed, resulting in income of approximately $8.5 million.

NOTE 4.  VOLUNTARY SEVERANCE PLAN
---------------------------------

     In May 1996, the Company implemented a Voluntary Severance Plan (VSP). The VSP resulted in an expense in June 1996 for termination benefits of approximately $14 million included in Voluntary Severance Plan Expense (Gain) on the Company's Condensed Consolidated Statement of Income. Approximately $10 million of the termination benefits were paid in July 1996 with the remaining benefits to be paid over the next three years. In addition, the reduction in the workforce resulted in partial settlements and curtailments of the Company's two pension plans in July 1996. As a result of such settlements and curtailments, in the third quarter of 1996 the Company recognized a gain of approximately $3.7 million due to the reduction of the projected benefit obligation associated with severed employees' pension benefits. This gain is included in Voluntary Severance Plan Expense (Gain) on the Company's Condensed Consolidated Statement of Income.

NOTE 5.  COMMON STOCK REVERSE SPLIT
-----------------------------------

     In May 1996, Shareholders approved a one-for-five reverse split of the Company's common stock. All references in the financial statements to average number of shares and per share amounts of the Common Stock have been retroactively restated to reflect the reverse split. In addition, Shareholders also approved the reduction in the number of authorized shares of Common Stock from 200 million to 75 million.






NOTE 6.  INCOME TAXES
---------------------

     The benefit for income taxes included in the Comparative Condensed Consolidated Statements of Income consists of the following:

                                               Three Months Ended
                                                  September 30,
                                                 1996       1995
                                              ---------- ----------
                                            - Thousands of Dollars -
Operating Expenses:
 Deferred Tax Benefit (Expense)
   Federal                                    $ (13,785)
   State                                         (3,552)
                                              ---------- ----------
    Total                                       (17,337)
 Investment Tax Credit Amortization                  15  $      23
                                              ---------- ----------
Total Benefit (Expense) Included in
 Operating Expenses                             (17,322)        23
                                              ---------- ----------
Other Income:
 Deferred Tax Benefit (Expense)
   Federal                                       (3,760)         -
   State                                           (978)         -
                                              ---------- ----------
    Total                                        (4,738)         -
 Reduction in Valuation Allowance                70,283          -
 Investment Tax Credit Amortization                 965      1,212
                                              ---------- ----------
Total Benefit Included in
 Other Income                                    66,510      1,212
                                              ---------- ----------
    Total Benefit for Federal and State
     Income Taxes                             $  49,188  $   1,235
                                              ========== ==========
                                                Nine Months Ended
                                                  September 30,
                                                 1996       1995
                                              ---------- ----------
                                            - Thousands of Dollars -
Operating Expenses:
 Deferred Tax Benefit (Expense)
   Federal                                    $ (10,320)
   State                                         (2,659)
                                              ---------- ----------
    Total                                       (12,979)
 Investment Tax Credit Amortization                  45  $      68
                                              ---------- ----------
Total Benefit (Expense) Included in
 Operating Expenses                             (12,934)        68
                                              ---------- ----------
Other Income:
 Deferred Tax Benefit (Expense)
   Federal                                       (3,377)         -
   State                                           (937)         -
                                              ---------- ----------
    Total                                        (4,314)         -
 Reduction in Valuation Allowance                81,296          -
 Investment Tax Credit Amortization               3,389      3,471
                                              ---------- ----------
Total Benefit Included in
 Other Income                                    80,371      3,471
                                              ---------- ----------
    Total Benefit for Federal and State
     Income Taxes                             $  67,437  $   3,539
                                              ========== ==========

     The recognition of $70.3 million of income tax benefit in the third quarter of 1996 and $81.3 million of income tax benefit for the nine months ended September 30, 1996 results from a revision in the estimated amount of NOLs that the Company believes are likely to reduce future taxable income. The Company recognizes benefits related to prior period NOLs based on changes in the estimated amount of NOLs that, in the Company's judgment, are more likely than not to be realized in the future.

     The differences between income tax benefit and the amount obtained by multiplying income before income taxes by the U.S. statutory federal income tax rate are as follows:

                                               Three Months Ended
                                                  September 30,
                                                 1996       1995
                                              ---------- ----------
                                            - Thousands of Dollars -
Federal Income Tax Expense at
 Statutory Rate                               $ (18,659) $ (20,823)
  State Income Tax Expense, Net of
   Federal Deduction                             (2,868)         -
  Investment Tax Credit Amortization                980      1,235
  Reduction in Valuation Allowance               70,283          -
  Net Operating Loss Carryforwards                    -     20,823
  Other                                            (548)         -
                                              ---------- ----------
     Total Benefit for Federal and
      State Income Taxes                      $  49,188  $   1,235
                                              ========== ==========

                                                Nine Months Ended
                                                  September 30,
                                                 1996       1995
                                              ---------- ----------
                                            - Thousands of Dollars -
Federal Income Tax Expense at
 Statutory Rate                               $ (16,019) $ (15,835)
  State Income Tax Expense, Net of
   Federal Deduction                             (2,462)         -
  Investment Tax Credit Amortization              3,434      3,539
  Reduction in Valuation Allowance               81,296          -
  Net Operating Loss Carryforwards                    -     15,835
  Use of Capital Loss Carryforwards               1,663          -
  Other                                            (475)         -
                                              ---------- ----------
     Total Benefit for Federal and
      State Income Taxes                      $  67,437  $   3,539
                                              ========== ==========

NOTE 7.  RECLASSIFICATION
-------------------------

     Minor reclassifications, other than those described in Note 3, have been made to the prior year financial statements to conform to the current year's presentation.



 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS


     The following contains information regarding the results of the Company's operations during the third quarter and first nine months of 1996 compared with the third quarter and first nine months of 1995, the outlook for dividends on Common Stock, and changes in liquidity and capital resources of the Company during the third quarter and first nine months of 1996. Also management's expectations of identifiable material trends are discussed.

 OVERVIEW

     Earnings for the Company improved significantly during the third quarter and first nine months of 1996 relative to the same periods in 1995. Net income for the third quarter improved to $102.5 million, a 69% increase over the $60.7 million in net income recorded for the third quarter of 1995. Net income during the first nine months of 1996 also increased to $113.2 million from $48.8 million for the same period in 1995. As described below, several items recorded during 1995 and 1996 had a one-time effect on earnings. In addition, net income for the third quarter and first nine months of 1996 was affected by the recognition of substantial non-cash tax benefits. Due to continuing improvement in the Company's profitability, the Company recognized non-cash tax benefits associated with the expected future utilization of federal and state net operating loss carryforwards generated in prior periods. Such recognized benefits totaled $70.3 million for the third quarter of 1996 and $81.3 million for the first nine months of 1996. See Results of Utility Operations, Income Taxes below. Based on the net income recorded for the first nine months of 1996, the Company ended the third quarter of 1996 with common stock equity of $125.6 million, compared to a balance of $12.5 million as of December 31, 1995.

     Items having a one-time effect on earnings during the third quarter of 1996 include a $9.2 million charge related to a court ruling on contested sales tax assessments, a $3.7 million reduction in pension expense related to implementation of the Company's Voluntary Severance Plan (VSP), and income of $9.5 million attributable to the settlement of claims and property tax refunds involving the Company's investment subsidiaries. See Notes 2, 3, and 4 of
Notes to Condensed Consolidated Financial Statements for information pertaining to these items.  In addition to these items, net income for the first nine months of 1996 was affected by a one-time second quarter charge of $14.0 million related to the VSP.  The Company also recorded a one-time
$12.2 million reduction to fuel and purchased power expense in the third quarter of 1995 due to the satisfaction of certain fuel contract provisions. Net income for the first nine months of 1995 was also affected by a one-time gain of $3.0 million related to sales of securities by the investment subsidiaries. Excluding each of these one-time items from the periods in which they were recorded, the Company's income before income taxes increased to $49.5 million during the third quarter of 1996 from $47.2 million during the same period in 1995. Excluding the effects of these same one-time items, the Company's income before income taxes increased to $56.0 million during the first nine months of 1996 from $30.0 million during the same period in 1995. This improvement in adjusted pre-tax income is attributable, among other things, to growth in the number of customers in the Company's retail service area, increased revenues from a 1.1% retail rate increase implemented in March 1996, and reductions in both operating and capital costs.

     Despite such improvements, the Company's financial prospects continue to be subject to significant economic, regulatory and other uncertainties, some of which are beyond the Company's control. These uncertainties include the degree of utilization of generation capacity through either retail electric service or wholesale sales and the extent to which the Company, due to continued high financial and operating leverage, can alter operations and reduce costs in response to unanticipated economic downturns or industry changes. The Company's success will depend, in part, on the Company's ability to contain the costs of serving retail customers and the level of sales to such customers. Although the Company anticipates continued growth in sales over the next five years primarily as a result of anticipated population and economic growth in the Tucson area, a number of factors such as changes in the economic and regulatory environment and the increasingly competitive electric markets could affect the Company's levels of sales.

     The Company is developing strategies to address the uncertainties discussed above as well as to position itself to benefit from the changing regulatory environment. Such strategies include the implementation of enhanced cost measurement and management techniques, organizational realignment and staffing reductions, and the development of new entities to provide energy services to markets beyond the Company's retail service territory. See Note 4 of Notes to Condensed Consolidated Financial Statements, Voluntary Severance Plan, and Investments in Energy-Related Ventures below.

     If the Company is unable to make sales at prices adequate to recover its costs or if for other reasons the Company fails to maintain or improve its cash flows, the Company's ability to meet its obligations may be jeopardized. During the period 1999-2003, approximately $250 million of the Company's long-term debt obligations will mature. Letters of credit supporting $805 million of the Company's long-term variable rate debt obligations are also scheduled to expire during the period 1999-2002. Should the credit ratings on the Company's senior debt securities reach investment grade levels on certain dates or during certain periods subsequent to January 1, 1997, the expiration dates for such letters of credit would move forward to the period 1997-2000. In the event that expiring letters of credit are not replaced or extended, the corresponding variable rate debt obligations would be subject to mandatory redemption. In addition, the Company's borrowings under the Renewable Term Loan, which totaled $31 million as of October 22, 1996, are scheduled to be repaid during the period 1997-1999. While the Company intends to pay or refinance maturing bonds and bank loans, and to replace or extend expiring letters of credit, there can be no assurance that the Company will be able to pay such debt or replace or extend such letters of credit. The Company's future cash flows will also be affected by the level of interest rates due to the significant amount of variable rate debt outstanding. See Liquidity and Capital Resources below.

     The Company's capital structure is highly leveraged and the Company's ability to raise capital (through either public or private financings) is limited. The Company's ability to obtain debt financing is limited due to the restrictive covenants contained in existing obligations to creditors. To the extent the Company refinances its debt obligations in order to repay them when due, such refinancing may be made on terms which may be adverse to the Company. Such terms could include, among other things, higher interest rates and various restrictive covenants, such as dividend payment restrictions. Access to equity capital may be limited because of the Company's present inability to pay dividends. See Dividends on Common Stock below.

     During the next twelve months, the Company expects to be able to fund continuing operating activities and construction expenditures with internal cash flows, existing cash balances, and, if necessary, drawdowns under the Renewable Term Loan and/or borrowings under the Revolving Credit. As discussed in Liquidity and Capital Resources below, there are a variety of factors that could cause actual cash flows to differ materially from projected cash flows. Cash balances are invested in investment grade, money-market securities with an emphasis on preserving the principal amount invested.

 COMPETITION


        WHOLESALE


     The Company competes with other utilities, marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. The Company's rates for wholesale sales of capacity and energy, generally, are not permitted to exceed rates determined on a cost of service basis. In the current market, wholesale prices are substantially below costs determined on a fully allocated cost of service basis, but, in all instances, wholesale sales have been made at prices which exceed the level necessary to recover fuel and other variable costs. It is expected that competition to sell capacity will remain vigorous, and that prices will remain depressed for at least the next several years, due to increased competition and surplus capacity in the southwestern United States. Competition for the sale of capacity and energy is influenced by many factors, including the availability of capacity in the southwestern United States, the availability and prices of natural gas and oil, spot energy prices and transmission access. In addition, the Energy Act has promoted increased competition in the wholesale electric power markets by encouraging the participation of utility affiliates, independent power producers and other non-utility participants in the development of power generation. The Energy Act also confers expanded authority upon FERC to issue orders requiring electric utilities to transmit power and energy to or for wholesale purchasers and sellers, and to require electric utilities to enlarge or construct additional transmission capacity to provide these services.

     The FERC issued two orders pertaining to transmission access on April 24, 1996. FERC Order No. 888, among other things, requires all public utilities that own, control, or operate interstate transmission facilities to offer transmission service to others under a single tariff that incorporates certain minimum terms and conditions of transmission service established by the FERC. This tariff must also be used by public utilities for their own wholesale market transactions. Transmission and generation services for new wholesale service are to be unbundled and priced separately. A Phase I open access tariff containing the terms and conditions outlined in the Order was filed by the Company on July 9, 1996. The FERC has scheduled a hearing on the Company's Phase I open access tariff for May 1997. A settlement conference on this matter has also been scheduled for November 6, 1996.

     FERC Order Number 889 requires transmission service providers to establish or participate in an open access same-time information system (OASIS) that provides information on the availability of transmission capacity to wholesale market participants. The order also establishes standards of conduct that are designed to prevent employees of a public utility engaged in marketing functions from obtaining preferential access to OASIS-related information or from engaging in unduly discriminatory business practices. As such, public utilities will be required to completely separate their wholesale power marketing and transmission operation functions. Compliance with these rules is required by January 3, 1997.

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


RETAIL

     Under current law, the Company is not in direct competition with any other regulated electric utility for electric service in the Company's retail service territory. However, the Company does compete against gas service suppliers and others who may provide energy services which would be substitutes for, or bypass of, the Company's services. In addition, the ACC is considering a proposed rule that, if adopted, would phase-in retail electric competition in Arizona over a four year period beginning January 1, 1999.

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

     The Company actively markets energy and customized energy-related services to meet customer needs. The Company has to date lost no customers to self-generation in part because of such efforts. For example, the Company's two mining customers, which provide approximately 10% of the Company's total annual revenues from retail customers, each have considered self-generation. However, following negotiations with the Company in 1993 and 1994, new contracts were executed that included, among other things, rate reductions and term extensions. These contracts expire after the year 2000, subject to various provisions allowing the customers to terminate partially or entirely, under certain circumstances upon at least one and up to two years prior notice. To date, no such notice has been received. The ability to enter into or extend contracts, to avoid early termination, and to retain customers will be dependent on, among other things, the Company's ability to contain its costs, market conditions and alternatives available to customers.

     On October 9, 1996, the ACC voted to publish a Notice of Proposed Rulemaking (NOPR) and to establish a procedural schedule for the consideration of a proposed rule on retail electric competition. The proposed rule, if ultimately adopted by the ACC, would open up the service territory of each "Affected Utility" to competing electric service providers on a phased-in basis over the period 1999 to 2003. Beginning no later than January 1, 1999, retail customers representing at least 20% of each Affected Utility's 1995 peak demand would be eligible to choose their electric service provider from companies certificated by the ACC. Beginning no later than January 1, 2001, retail customers representing at least 50% of each Affected Utility's 1995 peak demand would be eligible to choose their service provider. All remaining retail customers would then be eligible to choose from certificated service providers by January 1, 2003. Under the proposed rule, Affected Utilities would be required to provide distribution wheeling services (i.e., retail wheeling) at rates approved by the ACC in order to facilitate sales by competing service providers.

     The Affected Utilities whose service territories would be open to competing service providers under the proposed rule include Tucson Electric Power Company, Arizona Public Service Company, Citizens Utilities Company, and several electric cooperatives. However, electric cooperatives would be permitted to request a modification to the proposed phase-in schedule in order to preserve their tax exempt status or to modify power supply arrangements and related loan agreements. Each of the Affected Utilities would be eligible to offer electric service to customers of other certificated entities within Arizona. Participation in competitive retail markets by other electric utilities which are not regulated by the ACC, such as the Salt River Project and certain municipal utilities, would be permitted under the proposed rule on a similar reciprocal basis (i.e., their service territories would be similarly open to competing service providers). However, such participation would likely require action by the Arizona legislature.

     The proposed rule specifies that the ACC shall allow the recovery of unmitigated stranded costs by Affected Utilities. Stranded cost is defined in the proposed rule as the net difference between the value of prudent jurisdictional assets and obligations under traditional regulation and the market value of those assets and obligations in a competitive retail market. In order to recover stranded costs, utilities would have to demonstrate to the ACC that they have taken every feasible, cost effective measure to mitigate or offset stranded costs, and utilities would have to file estimates of unmitigated stranded costs with the ACC which are fully supported by analyses and records of market transactions undertaken by willing buyers and sellers. Furthermore, Affected Utilities would have to seek ACC approval of distribution charges or other means of recovering unmitigated stranded costs from customers who reduce or terminate service as a direct result of retail competition. The proposed rule specifies that other issues related to the analysis and recovery of stranded costs would be examined by a working group following adoption of the proposed rule. Until such time as the ACC adopts specific guidelines for quantifying unmitigated stranded costs, including the methods used to identify and value jurisdictional assets and obligations, the Company believes that any estimate of unmitigated stranded costs would be highly speculative.

     Should the rule become effective in its present form, each Affected Utility would be required to file unbundled service tariffs with the ACC by December 31, 1997, for the following services: distribution wheeling service, metering and meter reading services, billing and collection services, open access transmission service (as approved by the Federal Energy Regulatory Commission, if applicable), ancillary services (as defined by the Federal Regulatory Energy Commission in Order No. 888), information services such as the provision of customer information to other service providers, and other ancillary services necessary for safe and reliable system operation. Until such time as the ACC determines that retail competition has been substantially implemented, each Affected Utility would also have to provide standard offer bundled service equivalent to the services currently being provided at regulated rates to all consumers located in their current retail service areas.

     The proposed rule envisions that new market entrants would be required to obtain a certificate of convenience and necessity from the ACC prior to offering retail electric service. New market entrants would be required to demonstrate adequate technical and financial capabilities to the ACC prior to certification. In addition, all competitive market participants, including Affected Utilities, would be required to obtain at least one-half of one percent of the energy sold competitively in the Arizona retail market from new solar generating resources by January 1, 1999. This required percentage would increase to one percent on January 1, 2002. New solar resources are defined under the proposed rule as photovoltaic or solar thermal resources that are installed on or after January 1, 1997.

     Under the proposed rule, certain issues pertaining to retail electric competition would be addressed by the ACC in workshops or proceedings to be held after adoption of the rule. Such issues include the guidelines to be used for stranded cost quantification and recovery, the possible formation of an independent system operator for electrical transmission facilities, issues related to system reliability and safety, and the methods to be used in determining consumer participation during the early phase-in periods.

     The proposed rule is subject to public comment and approval by the ACC prior to becoming effective. In comments filed with the ACC on an earlier draft version of the proposed rule, the Company stated its belief that major financial, legal, operational, pricing, and reliability issues were not adequately addressed by the draft rule. The Company plans to file written comments with the ACC on the proposed rule after publication of the NOPR. The Company also plans to participate in the oral proceedings scheduled for December 2, 3, and 4, 1996. At the present time the Company is unable to predict the effect such a proposed rule would have, if adopted, on the Company's future results of operations.

     The Arizona legislature is also investigating the potential merits of retail electric competition. Legislation has been passed which calls for the establishment of a joint legislative study committee on electric industry competition. This committee is charged with studying and making recommendations on a wide variety of issues related to electric industry competition. The committee is to complete a report to the legislature no later than December 31, 1997. Such report is to contain a proposal for electric utility competition for implementation by December 31, 1999. An advisory committee on electric industry competition was also created, consisting of members representing electric consumers, electric utilities, various State offices and agencies, and other interested parties. The Company has a representative on such advisory committee and intends to actively participate as a committee member.

     The Company continues to assess the likely impact of the ACC's proposed rule on retail competition, FERC Order Nos. 888 and 889, the Energy Act, and other possible legislation on the Company. The Company is unable to predict the ultimate impact of increased wholesale and retail competition on the Company's future results of operations.

 ACCOUNTING FOR THE EFFECTS OF REGULATION

     The Company prepares its financial statements in accordance with the provisions of FAS 71. This statement requires a cost-based rate-regulated utility to reflect the effect of regulatory decisions in its financial statements. In certain circumstances, FAS 71 requires that certain costs and/or obligations be reflected in a deferral account in the balance sheet and not be reflected in the statement of income or loss until matching revenues are recognized. Therefore, the Company's Condensed Consolidated Balance Sheets at September 30, 1996, and at December 31, 1995, contain certain line items (for example, Deferred Debits - Regulatory Assets and MSR Option Gain Regulatory Liability, Accumulated Deferred Investment Tax Credits Regulatory Liability, and Other Regulatory Liabilities) solely as a result of the application of FAS 71. In addition, a number of line items in the Company's Condensed Consolidated Statements of Income for the quarters ended September 30, 1996 and 1995, and the nine months ended September 30, 1996 and 1995, also reflect the application of FAS 71.

     If at some point in the future the Company determines that all or a portion of the Company's regulated operations no longer meet the criteria for continued application of FAS 71, the Company would be required to adopt the provisions of FAS 101 for that portion of the operations for which FAS 71 no longer applied. Adoption of FAS 101 would require the Company to write off its regulatory assets and liabilities as of the date of adoption of FAS 101 and would preclude the future deferral in the balance sheet of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future. Based on the balances of the Company's regulatory assets and liabilities as of September 30, 1996, the Company estimates that future adoption of FAS 101 for all of the Company's regulated operations would result in an extraordinary loss of $139 million, which includes a reduction for the related deferred income taxes of $68 million. The Company's cash flows would not be affected by the adoption of FAS 101.

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

 INVESTMENTS IN ENERGY-RELATED VENTURES

     The Company continues to evaluate and pursue energy-related investment opportunities through its wholly-owned subsidiaries Nations Energy Corporation (Nations Energy), TEP Solar Energy Corporation (TEP Solar) and SWPP Investment Company (SWPP). In addition, the Company has a currently exercisable option to purchase for a nominal amount a 50% interest in New Energy Ventures, Inc. (NEV), a buyer's agent providing load aggregation and advisory services to energy consumers primarily in the State of California.

     On August 27, 1996, NEV announced that it had reached an agreement with the Bonneville Power Administration (BPA) to purchase 200 MW of surplus firm capacity for a five year period beginning January 1, 1998. In addition, NEV also obtained an option to purchase an additional 200 MW of firm capacity from BPA for a five year period beginning from the time such option is exercised. Through a companion agreement, NEV also agreed to purchase seasonal economy power from BPA. These agreements were reached by NEV in anticipation of making future sales of electric capacity and energy to clients. Retail electric competition is presently scheduled to be introduced in California on a phased-in basis beginning on or before January 1, 1998.

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

     The Company's ability to pay a dividend is restricted, however, by certain covenants of the General First Mortgage applicable so long as certain series of First Mortgage Bonds (aggregating $184 million in principal amount) are outstanding. These covenants restrict the payment of dividends on Common Stock if certain cash flow coverage and retained earnings tests are not met. The cash flow coverage test would prevent the Company from paying dividends on its Common Stock until such time as the Company's cash flow coverage ratio, as defined therein, is greater or equal to a ratio of 2 to 1, and the retained earnings test would permit dividend payments if the Company has positive retained earnings rather than an accumulated deficit. As of September 30, 1996, the Company had a cash flow coverage ratio in excess of 2 to 1 and the Company's accumulated deficit was $513 million. Such covenants will remain in effect until the First Mortgage Bonds of such series have been paid or redeemed. The latest maturity of such First Mortgage Bonds is in 2003.

     The MRA contains a similar dividend restriction based on the amount of retained earnings. Such restriction will no longer apply if (i) the Renewable Term Loan and the Revolving Credit have been paid in full and the commitments relating thereto have been terminated and (ii) the Company's senior long-term debt is rated investment grade. At October 22, 1996, the Company's total outstanding amount under the Renewable Term Loan was $31 million, and to date no amounts have been borrowed under the Revolving Credit. Commitments relating to such facilities permit the Company to borrow an additional $133 million under the Renewable Term Loan and $50 million under the Revolving Credit. Also, the Company's senior debt is currently rated below investment grade.

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


  EARNINGS


     The Company recorded net income of $102.5 million in the third quarter of 1996 compared with net income of $60.7 million in the third quarter of 1995. The net income per average share of Common Stock was $3.19 for the third quarter of 1996 compared with net income per average share of Common Stock of $1.89 for the third quarter of 1995.

     For the first nine months of 1996, the Company recorded net income of $113.2 million, compared with net income of $48.8 million recorded for the first nine months of 1995. The net income per average share of Common Stock was $3.52 for the first nine months of 1996, compared with net income per average share of Common Stock of $1.52 for the first nine months of 1995.



RESULTS OF OPERATIONS


 RESULTS OF UTILITY OPERATIONS

   SALES AND REVENUES

     Comparisons of kilowatt-hour sales and electric revenues are shown below:


                                                           Increase/(Decrease)

    Three Months Ended September 30      1996      1995     Amount     Percent

     Electric kWh Sales (000):
       Retail Customers                2,240,499 2,232,633    7,866      0.4%
       Sales for Resale                  836,721   633,391  203,330     32.1
          Total                        3,077,220 2,866,024  211,196      7.4


     Electric Revenues (000):
       Retail Customers                 $195,261  $192,929  $ 2,332      1.2%
       Amortization of MSR Option
          Gain Regulatory Liability        5,014     5,014       -        -
       Sales for Resale                   22,803    19,844     2,959    14.9
          Total                         $223,078  $217,787   $ 5,291     2.4


                                                             Increase/(Decrease)

     Nine Months Ended September 30       1996      1995      Amount     Percent

     Electric kWh Sales (000):
       Retail Customers                5,718,042  5,401,473  316,569      5.9%
       Sales for Resale                2,231,072  1,651,537  579,535      35.1
          Total                        7,949,114  7,053,010  896,104      12.7


     Electric Revenues (000):
       Retail Customers                 $482,511   $451,124 $ 31,387      7.0%
       Amortization of MSR Option
          Gain Regulatory Liability       15,040     15,040      -         -
       Sales for Resale                   58,088     56,673    1,415      2.5
          Total                         $555,639   $522,837 $ 32,802      6.3



     KWh sales to retail customers increased by 0.4% in the third quarter of 1996 compared with the third quarter of 1995. Despite a 2.9% increase in the average number of retail customers, retail kWh sales remained nearly unchanged due to milder temperatures in the third quarter of 1996 compared to the same period in 1995. KWh sales to retail customers increased by 5.9% in the first nine months of 1996 compared with the same period in 1995. Sales were higher in the first nine months of 1996 due to warmer weather conditions in the second quarter, growth in the average number of retail customers, and a 6.6% increase in sales to industrial customers. Based on cooling degree days, a commonly used measure in the electric industry that is calculated by subtracting 75 from the average of the high and low daily temperatures, the Tucson area registered a decrease of approximately 17% in such cooling degree days for the third quarter of 1996 compared with the same period in 1995, and a decrease of approximately 9% in such cooling degree days compared with the ten year average for the same period from 1986 to 1995. Such cooling degree days were 862, 1,040, and 949 for the third quarter of 1996, 1995, and the ten year average for the third quarter, respectively.

     Revenues from sales to retail customers increased in the third quarter and first nine months of 1996 compared with the same periods in 1995 due to higher kWh sales discussed above and a 1.1% retail rate increase implemented by the Company on March 31, 1996. See Note 1 of Notes to Condensed Consolidated Financial Statements, Rate Matters.

     Sales for resale increased by 32.1% in the third quarter of 1996 relative to the same period in 1995 due primarily to increased power sales to California from the Southwestern United States. This increase in regional sales occurred due to a reduction in power transfer capability between the Pacific Northwest and California. A reduction in power transfer capability was imposed by the Western Systems Coordinating Council due to transmission system disturbances experienced in July and August of 1996. Since the system disturbances and subsequent derating of transmission lines occurred during a period of heavy electrical demand in California, power sales to California from the Southwestern United States were higher than normal during the third quarter of 1996. Sales for resale increased by 35.1% in the first nine months of 1996 compared with the same period in 1995 due to higher third quarter sales, warmer weather conditions during the second quarter of 1996, and the availability of generating capacity which had been out of service in early 1995 for planned maintenance activities. Higher natural gas prices during the third quarter and first nine months of 1996 also contributed to increased sales of surplus coal-fired energy in the wholesale market.

     Revenues from sales for resale were 14.9% higher in the third quarter and 2.5% higher in the first nine months of 1996 relative to the same periods in 1995. Such revenues did not increase proportionately with the increase in kWh sales during these periods due to the expiration of a firm power sale agreement with Nevada Power Company in December 1995. In addition, lower priced economy energy sales represented a higher percentage of total wholesale kWh sales during the first nine months of 1996 relative to the same period in 1995.

    OPERATING EXPENSES

     Total Fuel and Purchased Power expense increased in the third quarter and first nine months of 1996 compared with the same periods in 1995 due to increased kWh sales and a one-time $12.2 million reduction to fuel expense recorded in the third quarter of 1995. This one-time non-cash reduction to fuel expense was related to the satisfaction of certain fuel contract provisions.

     Taxes Other Than Income Taxes increased in the third quarter and first nine months of 1996 compared with the same periods in 1995 due to a charge of $7.3 million in the third quarter of 1996 related to a court ruling on contested sales tax assessments. See Note 2 of Notes to Condensed Consolidated
Financial Statements, Tax Assessments.

     Voluntary Severance Plan Expense (Gain) for the third quarter of 1996 reflected a net gain of $3.4 million. This net gain was comprised of a $3.7 million benefit reflecting curtailments and settlements of pension liabilities related to the VSP, as well as additional charges of $0.3 million related to the VSP. During the first nine months of 1996, a net expense of $10.6 million was recorded to reflect the Company's implementation of the VSP. See Note 4 of Notes to Condensed Consolidated Financial Statements, Voluntary Severance Plan.

     Income Taxes expense included in Operating Expenses increased to $17.3 million in the third quarter of 1996, compared with a $23,000 benefit recorded
                                       29
in the third quarter of 1995. For the first nine months of 1996, income tax expense increased to $12.9 million relative to a $68,000 benefit recorded for the same period in 1995. See Income Taxes below and Note 6 of Notes to Condensed Consolidated Financial Statements, Income Taxes.

    OTHER INCOME

     Income Tax benefits included in Other Income increased in the third quarter of 1996 to $66.5 million, compared with a $1.2 million benefit recorded in the third quarter of 1995. For the first nine months of 1996, Income Tax benefits included in Other Income increased to $80.4 million, compared with a benefit of
$3.5 million recorded  for the  same period  in 1995.   See Income Taxes below
and Note 6 of Notes to Condensed Consolidated Financial Statements, Income
Taxes.

     A Reversal of Loss Provision in the amount of $8.5 million was recorded in the third quarter of 1996. The reversal of loss provision relates to the satisfaction by the Company's investment subsidiaries of approximately $8.5 million of short-term debt obligations through the assignment of certain finance receivables held by such investment subsidiaries. See Note 3 of Notes to Condensed Consolidated Financial Statements, Consolidated Subsidiaries.


  INTEREST EXPENSE

     Interest expense on long-term debt decreased in the third quarter and first nine months of 1996 relative to the same periods in 1995 due to a reduction in the aggregate amount of debt outstanding and due to lower interest rates on the Company's variable rate debt obligations. The weighted average interest rate on the Company's tax exempt variable rate debt obligations was 3.5% for the first nine months of 1996 compared with 3.9 percent for the same period in 1995.

      INCOME TAXES

     Net income tax benefits increased $48 million in the third quarter of 1996 compared with the third quarter of 1995 due primarily to the recognition of $70.3 million, or $2.19 per average share of Common Stock, of income tax benefits related to the expected future utilization of federal and state NOLs generated in prior periods. The Company believes it is more likely than not that such NOLs will be used in the future to reduce income taxes payable. The $70.3 million benefit is partially offset by income tax expense related to the operating results for the third quarter of 1996.

     Net income tax benefits increased $63.9 million for the nine months ended September 30, 1996 compared with the same period in 1995 due primarily to the recognition of $81.3 million of income tax benefits related to the expected future utilization of NOLs, partially offset by the recognition of income tax expense related to the operating results for the nine months ended September 30, 1996.

     The recognition of the $70.3 million benefit in the third quarter of 1996 and the $81.3 million benefit for the nine months ended September 30, 1996 results from a revision in the estimated amount of NOLs that the Company believes are likely to reduce future taxable income. The Company recognizes benefits related to prior period NOLs based on changes in the estimated amount of NOLs that, in the Company's judgment, are more likely than not to be realized in the future. A significant factor, among others, considered in estimating such amount is the three year historical average book income before income taxes.

     If the Company's operating results continue to improve, the three year historical average net book income would continue to increase. Correspondingly, the Company would likely recognize NOL and ITC carryforward benefits totaling up to approximately $70 million over the next two years relating to the remaining unrecognized balance of prior period NOLs at September 30, 1996. The amount of NOL and ITC benefits recognized in periods subsequent to the third quarter of 1996, if any, and the timeframe in which such benefits are recognized, may vary significantly from the estimates described in this paragraph. In addition, in future periods when such NOLs are utilized to offset taxable income, income tax expense shown on the Company's Consolidated Statements of Income
(Loss) will not be reduced to reflect such utilization.

 LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to generate sufficient cash flows during 1996 to fund its continuing operating activities and construction expenditures. However, the Company's projected cash flows are subject to variation due to changes in wholesale revenues, changes in short-term interest rates, and other factors. For example, an increase in short-term interest rates of 100 basis points (1%) would result in an approximate $10 million increase in annual interest payments. If cash flows were to fall short of expectations, the Company would rely on existing cash balances, borrowings under the Renewable Term Loan and, if necessary, borrowings under the Revolving Credit.

     At October 22, 1996, the Company had a loan balance of $31 million outstanding under the Renewable Term Loan, and to date, no amount has been borrowed under the Revolving Credit. The Renewable Term Loan commitment and the Revolving Credit commitment were $164 million and $50 million, respectively.

     The Company's cash  and cash equivalents  balance at October 22, 1996  was
approximately $113 million.   Cash  balances are  invested in  investment grade
money-market securities with an emphasis on preserving the principal amounts invested.

CASH FLOWS

     The Company's cash and cash equivalents increased $39.7 million or 68%, from the September 30, 1995 ending balance of $58.3 million to the September 30, 1996 ending balance of $98.0 million. This increase was due to the receipt of net cash flows from continuing operating activities in excess of the net cash flows required for investing and financing activities for the twelve month period ended September 30, 1996.

     Net cash flows from continuing operating activities increased in aggregate by $25 million in the first nine months of 1996 compared with the same period in
1995.   This increase was due primarily to an increase of $32.7 million in  cash receipts from retail customers and a $7.9 million reduction in interest paid (net of amounts capitalized) during the first nine months of 1996 compared with the same period in 1995, and a $14.6 million tax payment made in the first quarter of 1995 related to an appeal of a transaction privilege tax assessment (see Note 2 of Notes to Condensed Consolidated Financial Statements,
Tax Assessments). Also contributing to the increase in net cash flows in the first nine months of 1996 was the receipt of $4.1 million in the first quarter of 1996 related to the sale of emission allowances. These increases to net cash flows were partially offset by a $3.4 million decrease in cash receipts from wholesale customers, a $2.0 million reduction in interest received, a $12.4 million increase in fuel and purchase power costs paid, an $11.0 million increase in wages paid (due primarily to implementation of the Company's Voluntary Severance Plan in the second quarter of 1996), and the payment of $4.5 million in the second quarter of 1996 to establish the Low Income Fund for Emergencies (LIFE), a low income customer assistance fund required by the 1996 Rate Order.

     Net cash outflows from investing activities decreased in aggregate by $11 million in the first nine months of 1996 compared with the same period in 1995. Despite a $9.0 million increase in construction expenditures, related primarily to the installation of sulfur dioxide emission reduction facilities at the Navajo Generating Station, net cash outflows from investing activities decreased due to a $5.4 million reduction in investments in energy-related ventures and the May 1995 purchase of approximately $18 million of Springerville Unit 1 lease debt securities.

     Net cash outflows from financing activities decreased in aggregate by $166 million in the first nine months of 1996 compared with the same period in 1995 as a result of lower debt principal repayments and the receipt of loan proceeds related to the May 1996 issuance of pollution control revenue bonds by the Pollution Control Corporation of Coconino County, Arizona. Payments toward the retirement of capital lease obligations increased by $19.0 million due primarily to a scheduled $23.8 million lease payment on Irvington Unit 4 made in July 1996. Lease payments on Irvington Unit 4 totaled $28.0 million during the first nine months of 1996, compared with $8.5 million during the same time period in 1995. Future lease payments on Irvington Unit 4 are scheduled at $8.5 million in 1997 and approximately $13.4 million per year in 1998 and 1999.

                     *              *              *

     Statements contained in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations relating to anticipated growth in sales (See Overview above), anticipated sources of funding for continuing operating activities and construction expenditures (See Overview and Liquidity and Capital Resources above), and the anticipated recognition of NOL and ITC carryforward benefits (See Results of Utility Operations,
Income Taxes above) constitute "forward-looking statements" as defined in the Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in such forward-looking statements. The projections made herein are expressed in good faith and believed by the Company to have a reasonable basis, but there can be no assurance that actual outcomes or results will not differ materially from the expected outcomes or results described herein. Important factors that could cause actual results to differ materially from the forward-looking statements identified in this paragraph are discussed in the above referenced sections and accompany such forward-looking statements.


                          PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS


TAX ASSESSMENTS

     See Note 2 of Notes to Condensed Consolidated Financial Statements, Tax Assessments.



ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits.

     15 - Letter regarding unaudited interim financial information.
                                       35
     27a -     Financial Data Schedule.
     27b -     Financial Data Schedule.



(b)  Reports on Form 8-K.

         - Dated October 1, 1996, reporting on the recognition of income tax benefits, a court ruling on contested sales tax assessments, a ruling on New Mexico sales tax liability, and the reversal of prior period losses.
          - Dated October 11, 1996, reporting on a rule proposed by the ACC for retail electric competition.



                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TUCSON ELECTRIC POWER COMPANY
                                                        (Registrant)


Date:  October 25, 1996                                 Ira R. Adler
                                                        Ira R. Adler
                                       36
                                             Senior Vice President and Principal
                                                     Financial Officer

                                 EXHIBIT INDEX

     15 - Letter regarding unaudited interim financial information.
     27a -     Financial Data Schedule.
     27b -     Financial Data Schedule.