Form 10-K
period 1996-12-31
TUCSON ELECTRIC POWER CO
filed 1997-03-07
CIK 100122

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
      (Mark One)
         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from            to           .
                         Commission File Number 1-5924
                         TUCSON ELECTRIC POWER COMPANY
             (Exact name of registrant as specified in its charter)
                  ARIZONA                       86-0062700
        (State or Other Jurisdiction of        (IRS Employer
         Incorporation or Organization)      Identification No.)

           220 WEST SIXTH STREET,              P.O. BOX 711
              TUCSON, ARIZONA                      85702
                   85701                         (Zip Code)
           (Address of Principal
             Executive Offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (520) 571-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                   ON WHICH REGISTERED
         -------------------                   -------------------
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
Yes   X    No
    -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's outstanding voting Common Stock held by non-affiliates of the registrant is $478,020,278.00 based on the last reported sale price thereof on the consolidated tape on March 4, 1997.

     At March 4, 1997, 32,135,817 shares of the registrant's Common Stock, no par value (the only class of Common Stock), were outstanding.

     Documents incorporated by reference: Specified portions of Tucson Electric Power Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders are incorporated by reference into PART III.


                               TABLE OF CONTENTS
                                                             Page

Definitions....................................................vi

                                   - PART I -

Item 1. -- Business
  The Company...................................................1
 Certain Risks .................................................1
 Utility Operations
  Peak Demand and Customers ....................................2
  Sales for Resale .............................................3
  Competition ..................................................3
 Generating and Other Resources
  Company Resources ............................................4
    Springerville Station ......................................4
    Irvington Station ..........................................5
  SCE/TEP Power Exchange Agreement .............................5
  Future Generating Resources ..................................5
  Other Purchases ..............................................6
 Rates and Regulation
  General ......................................................6
  1996 Rate Order ..............................................7
  ACC Rules on Retail Competition ..............................7
  FERC Orders on Wholesale Transmission Access .................9
  Other Rate Matters ...........................................9
 Fuel Supply
  General ......................................................9
  Coal ........................................................10
  Springerville Coal Handling Facilities ......................11
  Gas .........................................................11
 Water Supply .................................................11
 Environmental Matters
  General .....................................................11
  Four Corners Generating Station .............................13
  Irvington Generating Station ................................13
  Navajo Generating Station ...................................13
  San Juan Generating Station .................................13
  Springerville Generating Station ............................13
 Employees ....................................................13
 Energy-Related Ventures ......................................14
 Utility Operating Statistics .................................15

Item 2. -- Properties..........................................16

Item 3. -- Legal Proceedings
 Tax Assessments ..............................................17

Item 4. -- Submission of Matters to a Vote of Security Holders...17

                                  - PART II -

Item 5. -- Market for Registrant's Common Equity and Related Stockholder Matters 18

Item 6. -- Selected Consolidated Financial Data................19

Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations
   Overview....................................................20
 Competition
   Wholesale ..................................................21
   Retail .....................................................22
 Holding Company Proposal .....................................24
 Investments in Energy-Related Ventures .......................25
 Results of Operations ........................................26
   Results of Utility Operations
     Sales and Revenues........................................26
     Operating Expenses........................................27
     Other Income (Deductions).................................27
     Interest Expense..........................................28
 Accounting for the Effects of Regulation .....................28
 Dividends on Common Stock ....................................28
 Liquidity and Capital Resources
   Cash Flows .................................................29
   Financing Developments .....................................30
   Short-Term Credit Facilities
     Revolving Credit..........................................31
     Other.....................................................31
 Income Tax Position ..........................................31
 Restrictive Covenants
   General First Mortgage Covenants ...........................32
   General Second Mortgage Covenants ..........................32
   Additional Restrictive Covenants ...........................33
 Construction Expenditures ....................................33
 Safe Harbor for Forward-Looking Statements ...................33
Item 8. -- Consolidated Financial Statements and Supplementary Data...34
 Independent Auditors' Report .................................35
 Consolidated Statements of Income ............................36
 Consolidated Statements of Cash Flows ........................37
 Consolidated Balance Sheets ..................................38
 Consolidated Statements of Capitalization ....................39
 Consolidated Statements of Changes in Stockholders' Equity (Deficit)...40

 Notes to Consolidated Financial Statements
 Note 1. Nature of Operations and Summary of Significant Accounting Policies
   Nature of Operations .......................................41
   Basis of Presentation ......................................41
   Use of Estimates ...........................................41
   Regulation .................................................41
   Accounting for the Effects of Regulation ...................41
   Utility Plant ..............................................43
   Utility Plant Under Capital Leases .........................43
   Springerville Unit 1 Allowance .............................44
   Deferred Common Facility Costs .............................44
   Utility Operating Revenues .................................44
   MSR Option Gain Regulatory Liability .......................45
   Fuel and Purchased Power Costs .............................45
   Income Taxes ...............................................45
   EPA Allowances .............................................45
   Fair Value of Financial Instruments ........................46
   Reclassification ...........................................46
   Common Stock Reverse Split .................................46
   Impact of FAS 121 ..........................................46
 Note 2. 1996 Rate Order ......................................46
 Note 3. Income Taxes  ........................................48
 Note 4. Consolidated Subsidiaries
   Nations Energy Corporation .................................50
   Advanced Energy Technologies, Inc. .........................50
   Valencia Energy Company ....................................50
   Investment Subsidiaries ....................................51
 Note 5. Long and Short-Term Debt and Capital Lease Obligations
   Long-Term Debt .............................................51
     First Mortgage Bonds......................................51
     MRA.......................................................51
     Dividends - Restrictive Covenants.........................52
     Letters of Credit.........................................52
     Renewable Term Loan.......................................52
     Fair Value of Long-Term Debt..............................52
     Authorization To Issue Tax-Exempt Bonds...................53
   Capital Lease Obligations ..................................53
   Maturities and Sinking Fund Requirements ...................53
   Short-Term Debt
     Revolving Credit..........................................54
     Investment Subsidiaries...................................54
 Note 6. Commitments and Contingencies
   Utility Contractual Matters
     Coal and Transportation Contracts - Reversal of Accrued Liabilities ...54
     Fuel Purchase Commitments.................................54
   Commitments-Environmental Regulation .......................55
   Contingencies
     Ruling on Arizona Sales Tax Assessments - Coal Sales......56
     Arizona Sales Tax Assessments - Leases....................56
 Note 7. Jointly Owned Facilities .............................57
 Note 8. Employee Benefits Plans
   Voluntary Severance Plan (VSP) .............................57
   Pension Plans ..............................................57
   Postretirement Benefits Other Than Pensions ................58
   Stock Option Plans .........................................59
 Note 9. Quarterly Financial Data (unaudited) .................61
 Note 10. Supplemental Cash Flow Information ..................62

Item 9. -- Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure...........................................63

                                  - PART III -

Item 10. -- Directors and Executive Officers of the Registrant
 Directors ....................................................63
 Executive Officers ...........................................63

Item 11. -- Executive Compensation.............................65

Item 12. -- Security Ownership of Certain Beneficial Owners and Management
 General ......................................................65
 Security Ownership of Certain Beneficial Owners ..............65
 Security Ownership of Management .............................65


Item 13. -- Certain Relationships and Related Transactions ....65


                                  - PART IV -

Item 14. -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K 66
 Signatures ...................................................67
 Exhibit Index ................................................69




                                  DEFINITIONS

The abbreviations and acronyms used in the 1996 Form 10-K are defined below:

ACC............  Arizona Corporation Commission.
ACC Staff......  Staff of the Arizona Corporation Commission.
ADEQ...........  Arizona Department of Environmental Quality.
Advanced Energy  Advanced Energy Technologies, Inc., a wholly-owned subsidiary of the Company.
AFDC...........  Allowance for Funds Used During Construction.
APS............  Arizona Public Service Company.
Banks..........  Various banks with which the Company has credit relationships.
Brookland......  Brookland Financial Corporation, a wholly-owned, indirect subsidiary of SRI, which formerly initiated and sold
                      vehicle contract receivable portfolios.
BTU............  British Thermal Unit(s).
CAAA...........  Federal Clean Air Act Amendments.
Century........  Century Power Corporation, an indirect subsidiary of the
                      Catalyst Corporation and formerly known as Alamito
                      Company.
Commission or SEC   Securities and Exchange Commission.
Common Stock...  The Company's common stock, without par value.
Company or TEP.  Tucson Electric Power Company.
CWIP...........  Construction Work In Progress.
Emission Allowance(s)   An EPA issued allowance which permits emission of one
                        ton of sulfur dioxide.  Such allowances can be sold.
EPA............  The Environmental Protection Agency.
FAS 71.........  Statement of Financial Accounting Standards No. 71:
                      Accounting for the Effects of Certain Types of
                      Regulation.
FAS 92.........  Statement of Financial Accounting Standards No. 92: Regulated
                      Enterprises - Accounting for Phase-In Plans.
FAS 101........  Statement of Financial Accounting Standards No. 101: Regulated
                      Enterprises - Accounting for the Discontinuation of
                      Application of FAS 71.
FAS 121........  Statement of Financial Accounting Standards No. 121:
                      Accounting for the Impairment of Long-Lived Assets
                      and for Long-Lived Assets to Be Disposed Of.
FAS 123........  Statement of Financial Accounting Standards No. 123:
                      Accounting for Stock-Based Compensation.
FERC..............   Federal Energy Regulatory Commission.
FERC Order No. 888   An Order of the FERC issued in April 1996 pertaining to
                      open access transmission service.
Financial Restructuring   The comprehensive financial restructuring of the
                     Company's obligations to certain of the Company's
                     creditors and      lease participants and Century and the
                     Springerville Unit 1 Leases' participants and the
                     reclassification of all shares of the Preferred Stock into
                     Common Stock which occurred on December 15, 1992.
First Mortgage Bonds   First mortgage bonds issued under the General First
                     Mortgage.
Four Corners......   Four Corners Generating Station.
GAAP..............   Generally Accepted Accounting Principles.
General First Mortgage   The Indenture, dated as of April 1, 1941, of Tucson
                      Gas, Electric Light and Power Company to The Chase
                      National Bank of the City of New York, as trustee, as
                      supplemented and amended.
General Second Mortgage   The Indenture, dated as of December 1, 1992, of
                      Tucson Electric Power Company to Bank of Montreal Trust
                      Company of the City of New York, as trustee, as
                      supplemented.
Global Solar......   Global Solar Energy, LLC, a corporation in which a 50%
                        interest is owned by Advanced Energy.
Holding Company Act  The Public Utility Holding Company Act of 1935, as
                        amended.
IBEW 1116.........   International Brotherhood of Electrical Workers labor
                       union, Local Chapter 1116.
IDBs..............   Industrial development revenue or pollution control
                       revenue bonds.
Installment Sale Agreement   $48 million principal amount of City of
                      Farmington, New Mexico, 6.25% Pollution Control Revenue
                      Bonds Series 1973.
IRS...............   Internal Revenue Service.
Irvington.........   Irvington Generating Station.
Irvington Lease...   The leveraged lease arrangement relating to Irvington Unit
                       4.
ITC...............   Investment tax credit.
kW................   Kilowatt(s).
kWh...............   Kilowatt-hour(s).
kV................   Kilovolt(s).
kVA...............   Kilovoltampere(s).
LOC...............   Letter of Credit.
MRA...............   Master restructuring agreement between the Company and the
                      Banks which includes the Renewable Term Loan, Revolving
                      Credit, and certain replacement reimbursement agreements.
MSR...............   Modesto, Santa Clara and Redding Public Power Agency.
MW................   Megawatt(s).
MWh...............   Megawatt-hour(s).
Nations Energy....   Nations Energy Corporation, a wholly-owned subsidiary of
                       the Company.
Navajo............   Navajo Generating Station.
NEV...............   New Energy Ventures, Inc.
NOL...............   Net Operating Losses.
1981 Apache B Bonds   $100 million principal amount of variable rate IDBs which
                      are secured by First Mortgage Bonds.
1990 Pima A Bonds.   $20 million principal amount of variable rate IDBs which
                      are secured by First Mortgage Bonds.
1996 Rate Order...   ACC Rate Order concerning an increase in the Company's
                      retail base rates and the recovery of Springerville Unit
                      2 costs, issued March 29, 1996.
1994 Rate Order...   ACC Rate Order concerning an increase in the Company's
                      retail base rates and regulatory write-offs, issued
                      January 11, 1994.
1991 Rate Order...   ACC Rate Order     concerning an increase in the Company's
                      retail base rates, regulatory write-offs and rate and
                      accounting synchronization, issued October 11, 1991.
1989 Rate Order...   The ACC's October 24, 1989, Rate Order concerning the
                      Company's 1988 application for a rate increase.
NTUA..............   Navajo Tribal Utility Authority.
PDEQ..............   Pima County Department of Environmental Quality.
Preferred Stock...   The Company's previously outstanding Cumulative Preferred
                      Stock, $100 Par Value, and Cumulative Preferred Stock (No
                      Par) which were reclassified into Common Stock pursuant
                      to the Financial Restructuring.
PNM...............   Public Service Company of New Mexico.
Renewable Term Loan   Credit facility that replaces the Term Loan pursuant to
                      the MRA Sixth Amendment, dated as of November 1, 1994,
                      and effective March 7, 1995.
Revolving Credit..   $50 million revolving credit facility entered into between a syndicate of certain of the Banks and the Company.
San Carlos........   San Carlos Resources Inc., a wholly-owned subsidiary of
                     the Company.
San Juan..........   San Juan Generating Station.
San Juan Unit 3...   Unit 3 of San Juan.
SCE...............   Southern California Edison Company, a subsidiary of Edison
                     International.
Second Mortgage Bonds   The Company's second mortgage bonds issued under the
                        General Second Mortgage.
Securities Exchange Act   The Securities Exchange Act of 1934, as amended.
Shareholders......   Holders of Common Stock.
Southwest Energy..   Southwest Energy Solutions, Inc., a wholly-owned
                      subsidiary of the Company.
Springerville..  Springerville Generating Station.
Springerville Coal Handling
  Facilities Leases   Leveraged lease arrangements relating to the coal
                      handling facilities serving Springerville.
Springerville Common
  Facilities Leases      Leveraged lease arrangements relating to the Company's
                      undivided one-half interest in certain facilities at
                      Springerville used in common with Springerville Unit 1
                      and Springerville Unit 2.
Springerville Unit 1     Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases   Leveraged lease arrangement pursuant to which
                      Century leased Springerville Unit 1 and which has been
                      assumed by the Company.
Springerville Unit 2          Unit 2 of the Springerville Generating Station.
SRI............  Sierrita Resources Inc., a wholly-owned investment subsidiary of the Company.
SRP............  Salt River Project Agricultural Improvement and Power
                     District.
SWPP...........  SWPP Investment Company, a wholly-owned subsidiary of the
                     Company.
Term Loan......  $243.4 million original principal amount term loan entered into by a syndicate of certain Banks and the Company.
TNP............  Texas New Mexico Power Company.
TRI............  Tucson Resources Inc., a wholly-owned investment subsidiary of the Company.
Unit 2 First Mortgage    First mortgage lien on and security interest in
                      Springerville Unit 2 which secures, in part, the
                      Renewable Term Loan, the Revolving Credit and the
                      Replacement       Reimbursement Agreement.
Valencia.......  Valencia Energy Company, previously a wholly-owned subsidiary of the Company, merged into the Company on May 31, 1996.
VSP............  Voluntary Severance Plan offered to Company employees and implemented in May 1996.
Warrants.......  Warrants for purchase of the Common Stock which were issued under the Financial Restructuring to the owner
                      participants in the Springerville Unit 1 Leases.
WSCC...........  Western Systems Coordinating Council.


                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K. (See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.) Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.


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

     The Company owns all of the outstanding stock of (i) San Carlos Resources Inc. (San Carlos), which holds title to Springerville Unit 2, (ii) Nations Energy Corporation (Nations Energy), which is active in the development of independent power projects worldwide, (iii) Advanced Energy Technologies, Inc. (Advanced Energy), formerly known as TEP Solar Energy Corporation, which holds a 50% interest in a manufacturer of thin-film photovoltaic cells, (iv) SWPP Investment Company (SWPP), which was formed to hold an ownership interest in a business engaged in the manufacture and sale of concrete power poles, and (v) Southwest Energy Solutions Inc. (Southwest Energy), which was formed to provide ancillary energy services to electric consumers. See Energy-Related Ventures below for a description of these subsidiaries. The Company also owns all of the outstanding stock of two non-energy related subsidiaries, Tucson Resources Inc.
(TRI) and Sierrita Resources Inc. (SRI). In 1994, TRI and SRI substantially completed the process of liquidating their respective investments.

   CERTAIN RISKS

     For descriptions of certain factors affecting the Company, including commitments and contingencies, which subject the Company to continuing risks, see (i) Item 3., Legal Proceedings; (ii) Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, Overview and Safe Harbor for Forward-Looking Statements; and (iii) Notes 1 and 6 of Notes to Consolidated Financial Statements, Nature of Operations and Summary of Significant Accounting Policies and Commitments and Contingencies, respectively.


  UTILITY OPERATIONS

   PEAK DEMAND AND CUSTOMERS

     Certain operating and system data related to the Company's utility operations for each of the last five years are summarized in the following table:

                                     1996       1995     1994     1993     1992
                                     ----       ----     ----     ----     ----
PEAK DEMAND                                             - MW -
Retail Customers-Net One Hour        1,619     1,617     1,585    1,449   1,399
Other Utilities-Firm                   177       223       226      225     150
                                     -----     -----     -----    -----   -----
   Non-Coincident Peak Demand  (A)   1,796     1,840     1,811    1,674   1,549
                                     -----     -----     -----    -----   -----
Total Generating Resources (B)       2,085     2,085     1,975    1,975   1,983

Total Reserves ((B) - (A))             289       245       164      301     434
                                     =====     =====     =====    =====   =====

Reserve Margin (% of Non-Coincident

  Peak Demand)                          16%      13%        9%      18%     28%
                                     =====     =====     =====    =====   =====



     The peak demand for the Company's retail service area occurs during the summer months due to the space cooling requirements of its retail customers. The Company has experienced growth in peak demand of retail customers at an average annual rate of approximately 4.2% for the past five years. The load of its mining customers comprised on average approximately 8.5% of the retail peak demand for the past five years.

     In 1996, based on non-coincident peak demand, the Company's reserve margin increased to 16% compared with 13% in the prior year. This increase was due to lower demand from firm wholesale customers. The Company seeks to maintain a reserve margin equal to its largest single hazard plus 5% of its non-coincident peak demand in accordance with guidelines established by the WSCC. The targeted reserve requirement in 1996 was 302 MW, or 17% of non-coincident peak demand. The Company's operations have not been adversely affected by having an actual reserve margin lower than the targeted reserve requirement. It is expected that near-term growth in demand will be met with existing resources and additional resources as discussed in Future Generating Resources below. Also, see Company Resources below for a discussion of the Company's electric generating resources.

     The growth in the number of retail customers remained strong in 1996, with year-end customers increasing by 2.8% compared to the five-year annual average of 2.6%. The growth rate in the number of customers is expected to be approximately 2.4% annually through the year 2001. Retail peak demand is expected to grow at an average annual rate of 2.5% during the same period. The average annual rate of growth of energy sales to retail customers is anticipated to be in the 2.3% range for the remainder of the decade. On average, residential, non-mining industrial, and mining energy sales are expected to account for 34%, 28%, and 17%, respectively, of the projected sales for the remainder of the decade. The expected growth in the number of customers, retail peak demand and retail sales is based, in part, upon publicly available population and demographic studies conducted by persons or entities unaffiliated
with the Company.  Such statements are   also based upon various assumptions
including, without limitation, assumptions relating to weather, economic and competitive conditions, including the assumption that the Company will incur no significant loss of retail customers due to self-generation or retail wheeling.

     The Company has two principal mining customers. In 1996, the sales to these customers totaled approximately 16% of the Company's total retail energy sales, and their contract demands totaled approximately 11% of the 1996 retail peak demand. The total coincident peak load for the Company's two mining customers was only 7.2% of the coincident peak demand due to temporary non-mandated demand reductions at certain mining facilities. Based on normal electrical loads for these customers, the Company's coincident peak demand would have increased by 34 MW to 1,651 MW, or 2.1%, over the 1995 retail peak demand. Revenues from sales to mining customers accounted for approximately 9% of the Company's retail revenues in 1996 and approximately 10% in 1995 and 1994. Sales to mining customers are expected to grow as approximately 20 MW of additional mining load is scheduled for 1997. However, sales to mining customers are dependent on a variety of factors including, but not limited to, changes in the international copper market and the economics of self-generation.

     The Company serves its two principal mining customers under reduced rate contracts designed to induce them to continue to purchase electricity from the Company rather than self-generate. These contracts expire after the year 2000. However, such contracts contain various provisions allowing the customers to terminate partially or entirely, under certain circumstances, provided that the Company is notified at least one and up to two years prior to such termination. No termination notices have been received by the Company. The ability to extend contracts and to avoid early termination will depend on market conditions and available alternatives.

     Future markets and prices for fuel, access to capital, as well as ACC decisions regarding rate design and retail wheeling, will affect the economics
of self-generation projects (including   cogeneration) and potential purchases
from competing energy suppliers. Such factors may ultimately affect whether customers, such as the mining customers described above, might reduce or terminate their demands on the Company's system (see Competition below).

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

                          Minimum
                          Contract
     Company             Demand MW   Contract Term
     -------             ---------   -------------

     SRP                   100      June 1, 1991 - May 31, 2011
     NTUA (1)               45      June 1, 1993 - May 31, 1999
-------------
(1)The agreement with NTUA provides for a minimum contract demand of 45 MW and requires NTUA to obtain all of its electric power requirements from the Company. NTUA is a winter peaking utility and their coincident peak demand is expected to reach approximately 70 MW during the term of this contract.

     The Company continues to actively market available excess energy in the short-term markets (hourly up to one year) and, to the extent that it is economic, commitments for available generating capacity and energy in the longer term markets (one year and longer). Competition to sell capacity is expected to remain vigorous in the next few years as a result of surplus capacity in the Southwestern United States, the restructuring of the electric utility industry in California and other western states, and the presence of a highly competitive spot market in the Western United States. Regarding the contracts described above, the Company cannot currently make any predictions about the replacement or extension of such contracts in the future.

   COMPETITION

     See Rates and Regulation, ACC Rules on Retail Competition and FERC Orders on Wholesale Transmission Access below, and Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations, Competition, for a discussion of developments regarding competition in the industry at the wholesale as well as at the retail level.


  GENERATING AND OTHER RESOURCES

   COMPANY RESOURCES

     The total net generating capability owned or leased by the Company at December 31, 1996, was 1,952 MW as set forth in the following table:



                                                            Net Capa-          Company Share
                        Unit                     Fuel        bility  Operating -------------
 Generating Source      No.   Location           Type          MW      Agent     %      MW
 -----------------      ----  --------           ----        ------- ---------  ----   ----
Springerville Station (1) 1    Springerville, AZ  Coal         360      TEP     100.0   360
Springerville Station (1) 2    Springerville, AZ  Coal         360      TEP     100.0   360
San Juan Station          1    Farmington, NM     Coal         316      PNM      50.0   158
San Juan Station          2    Farmington, NM     Coal         312      PNM      50.0   156
Navajo Station            1    Page, AZ           Coal         750      SRP       7.5    56
Navajo Station            2    Page, AZ           Coal         750      SRP       7.5    56
Navajo Station            3    Page, AZ           Coal         750      SRP       7.5    56
Four Corners Station      4    Farmington, NM     Coal         784      APS       7.0    55
Four Corners Station      5    Farmington, NM     Coal         784      APS       7.0    55
Irvington Station         1    Tucson, AZ         Gas/Oil       81      TEP     100.0    81
Irvington Station         2    Tucson, AZ         Gas/Oil       81      TEP     100.0    81
Irvington Station         3    Tucson, AZ         Gas/Oil      104      TEP     100.0   104
Irvington Station         4    Tucson, AZ         Coal/Gas/Oil 156      TEP     100.0   156
Internal Combustion Turbines   Tucson, AZ         Gas/Oil      218      TEP     100.0   218
                                                                                      -----
  Total Company Capacity (2)                                                          1,952
                                                                                      =====

---------------------------------------------
(1) As of January 1, 1997, the net generating capability at Springerville was increased to 380 MW for each unit. See Springerville Station below.
(2) Excludes 215 MW of additional resources, which consists of certain other capacity purchases and interruptible retail load. At December 31, 1996, total Company-owned capacity was 1,339 MW and Company-leased capacity was 613 MW. Internal combustion turbines with 96 MW of capacity are leased by the Company. At the end of such lease in 1998, the Company may exercise fair market value purchase and renewal options.

      SPRINGERVILLE STATION

     The Springerville Station consists of two coal fired units. Springerville Unit 1 began commercial operation in 1985 and is currently leased and operated by the Company. Springerville Unit 2 commenced commercial operation in June 1990 and is owned by San Carlos and operated by the Company. Based on a review of generating unit capabilities and changes in certain operating procedures, the net capacity rating for each unit was increased from 360 MW to 380 MW as of January 1, 1997. Under emergency conditions, such units may be operated for up to eight hours at a net capacity of 400 MW each.

     The primary terms of the Springerville Unit 1 Leases expire on January 1, 2015. At December 31, 1996, the capitalized lease asset related to Springerville Unit 1, net of allowance and accumulated amortization, was $252 million, or $663 per kW based on a 380 MW capacity rating. At the end of the primary term, the Company may exercise fair market value purchase and renewal options. Annual lease payments for the Springerville Unit 1 Leases will range from $33 million to $176 million, averaging approximately $77 million. In 1996, the cash cost to the Company of Springerville Unit 1 capacity attributable to rent obligations and other operation and maintenance expenses was $76 million, or an average of approximately $17 per kW per month based on a 380 MW capacity rating. Such average cash cost is estimated to be approximately $19 per kW per month (approximately $87 million per year) for the period from January 1997 through December 2001 and will increase thereafter. However, due to timing differences between cash and accrued expenses, capacity costs attributable to rent obligations and other operation and maintenance expenses were accrued in the Company's financial statements during 1996 at an average of approximately $20 per kW per month, or $92 million for the year, before amortization of the regulatory disallowance and related interest expense. The estimated cost is expected to average approximately $21 per kW per month (approximately $96 million per year) for the period from January 1997 through December 2001 and is expected to increase slightly thereafter. The 1991 Rate Order allowed the Company to recover the cost of 360 MW of capacity for Springerville Unit 1, but limited such recovery to a rate of $15 per kW per month (approximately $65 million per year). Substantially all of the present value of disallowed Springerville Unit 1 costs was recorded as a loss in 1990, and as a result of the Financial Restructuring, an additional loss was recorded in 1992. The losses together reflect the present value of the difference between projected costs and the amount the Company is allowed to recover through the lease term ending January 1, 2015. See Note 1 of Notes to Consolidated Financial Statements, Nature of Operations and Summary of Significant Accounting Policies, Springerville Unit 1 Allowance.

     In December 1985, pursuant to the Springerville Common Facilities Leases, the Company sold and leased back its 50% interest in the common facilities at Springerville. The sales price of such facilities was $132 million. At December 31, 1996, the capitalized lease asset related to Springerville common facilities, net of accumulated amortization, was $122 million. The initial lease term for the common facilities expires in 2017 for one owner participant and 2021 for the other two owner participants, subject to optional renewal periods and purchase options. Annual lease payments for the common facilities vary with changes in the interest rate on the underlying debt. Such lease payments totaled approximately $12 million per year in 1994, 1995 and 1996. Based on current interest rates, average annual lease payments would total approximately $11 million.

      Including the cost of leased common facilities (but excluding the cost of coal-handling facilities at Springerville which were included in recoverable fuel costs), the total initial cost of Springerville Unit 2 was $838 million, or $2,328 per kW based on the previous 360 MW capacity rating. In the 1991 Rate Order, the ACC disallowed recovery from retail customers of $175 million of the book value of Springerville Unit 2. The Company recorded a loss for such disallowance in 1991. The net recoverable cost, including the leased common facilities, is $663 million.

     IRVINGTON STATION

     In January 1988, the Company began coal-fired commercial operation and entered into a sale and leaseback arrangement for Irvington Unit 4 pursuant to the Irvington Lease. The unit was sold at its cost of $152 million. At December 31, 1996, the capitalized lease asset related to Irvington Unit 4, net of accumulated amortization, was $118 million. This lease calls for annual payments which will range from approximately $9 million to $14 million and which average approximately $13 million. The lease term expires in 2011, but the lease has optional renewal and purchase option provisions.

      Irvington Unit 4 (156 MW capability) has the flexibility to operate on coal, gas or fuel oil. Coal has been the primary fuel and natural gas the secondary fuel.

   SCE/TEP POWER EXCHANGE AGREEMENT

     As part of a 1992 litigation settlement, the Company and SCE agreed to a ten-year power exchange agreement. Under the agreement, which began in May 1995, SCE provides firm system capacity of 110 MW to the Company during summer months, for which the Company pays an annual capacity charge of approximately $1 million increasing annually after the first five years to a maximum of approximately $2 million annually. The Company is entitled to schedule firm energy deliveries from SCE during the summer (May 15 through September 15) of up to 36,300 MWh per month, and is obligated to return to SCE on an interruptible basis the same amount of energy the following winter season (November 1 through February 28). The energy provided pursuant to the exchange is expensed based upon the estimated cost of interruptible energy to be provided to SCE. Pursuant to the exchange agreement the Company received 104,028 MWh from SCE in 1996 and had returned 51,855 MWh to SCE as of December 31, 1996.

     FUTURE GENERATING RESOURCES

     In December 1995, the Company filed an integrated resource plan pursuant to the ACC's regulations governing resource planning. In its filing the Company projected the need for an additional 128 MW of peaking resources in 1998 and additional peaking resources in the year 2002 and beyond. No need for additional base load generation facilities was forecast through the year 2010. Subsequently, the Company has delayed the need for peaking resources to 2001 through a review of net generating capabilities at Springerville and an increase in the percentage of retail load served now on an interruptible basis.

      In the 1995 integrated resource plan the Company projected that demand-side management programs should reduce peak demand and, therefore, capacity requirements, from what they would be without such programs by 60 MW by the year 2000. As part of the integrated resource plan, the Company has committed to adding 5 MW of renewable generation resources by the year 2000.

     The need for all of these future resources may be affected by the ACC's rules on retail competition and the Company's ability to retain and attract
customers.   See Rates and Regulation, ACC Rules on Retail Competition below and
Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Competition.


     OTHER PURCHASES

     In addition to generating electricity at generating stations owned or leased by the Company and the SCE/TEP Power Exchange, the Company participates in a number of interchange agreements through which it can purchase additional electric energy from other utilities. The amount of energy purchased from other utilities varies substantially from time to time depending on both the cost of purchased energy as compared to the Company's cost of generating energy and the availability of such energy. Through these same agreements, the Company may also sell its surplus electric energy from time to time.

     The Company has transmission access to and/or power transaction arrangements with over 160 electric systems or suppliers, including those in the southern California markets. The Company is a member of the Inland Power Pool, which is comprised of a group of utilities serving customers in portions of the western United States. The Inland Power Pool provides emergency assistance and reserve sharing among its members in order to enhance system reliability in the Rocky Mountain region. The Company is also a member of the WSCC, a group of western electric systems and suppliers that works cooperatively to assure the reliability of the region's interconnected generation and transmission systems. In addition, the Company is a member of the Western Systems Power Pool, a voluntary power pooling arrangement designed to achieve more efficient use of electric generation and transmission facilities among its members. See Competition for a discussion of possible changes in transmission issues.

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

     Arizona law requires that the Company's rates for retail sales of electric energy be determined by the ACC on a "cost of service" basis and be designed to provide, after recovery of allowable operating expenses, an opportunity to earn a reasonable rate of return on "fair value rate base". Fair value rate base is, generally, determined by the ACC by reference to the original cost and the reproduction cost (in each case, net of depreciation) of utility plant in service to the extent deemed used and useful, and to various adjustments for deferred taxes and other items, plus a working capital component. Thus, over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirements of utility plant from service. Both operating expenses and fair value rate base determination are subject to judgment by the ACC regarding prudence and recoverability. To the extent that customer choice and retail wheeling are introduced into the Company's retail service area in the future, retail rates may be changed to reflect market levels which are different from traditional "cost of service" rate levels.

     The Company's rates for wholesale sales of capacity and energy, generally, are not permitted by FERC to exceed rates determined on a cost of service basis. With respect to long-term firm sales, the Company's wholesale rates are substantially below rates determined on a fully allocated cost of service basis, but, in all instances, rates exceed the level necessary to recover fuel and other variable costs. Rates have historically been set by the FERC in formal rate application proceedings.

     The ACC consists of three commissioners, each serving a six-year term. One of the three is elected at each general election except when a vacancy occurs prior to the expiration of a commissioner's term. The present commissioners are:

- Carl Kunasek (Republican), Chairman, began his first term in 1995. His term expires in 2001.
- Renz D. Jennings (Democrat), began a third term in 1993. His term expires in 1999.
- Jim Irvin (Republican) started his first term in 1997. His term expires in 2003.

     Under a 1992 Arizona law, commissioners cannot serve consecutive terms and can be elected to another term only after the passing of six years after the end of their previous term as commissioners.

     1996 RATE ORDER

     On June 13, 1995, the Company filed an application with the ACC requesting an overall 4.9% increase in retail rates (approximately $28.4 million in annual revenues). On March 27, 1996, the ACC took formal action to resolve the Company's rate application. In its order dated March 29, 1996, the ACC approved with certain modifications a rate settlement agreement which was filed with the ACC on March 8, 1996, and approved a one-time rate increase for the Company of
1.1% (approximately $6.4 million annually).   The rate increase was implemented
by the Company on March 31, 1996 for electrical usage on or after such date. Since the rate increase was not implemented for special contract customers, the effective rate increase was slightly less than 1.1%.

     The 1996 Rate Order recognizes all of Springerville Unit 2 as used and useful for ratemaking purposes so that the Company is presently recovering the operating and capital costs associated with that portion of the generating unit not previously included in rates. See Note 2 of the Notes to Consolidated Financial Statements, 1996 Rate Order. The 1996 Rate Order and approved settlement agreement also establish a rate moratorium period for the Company. The Company has committed not to file for a change in base rates prior to January 1, 2000, except for conditions or circumstances which constitute an emergency, for the sharing of benefits with customers of cost containment efforts where appropriate, or in the event the Company is acquired or merged
with another company.   By April 15 of each year the Company is required to
provide the ACC Staff with a report quantifying the Company's cost containment efforts. Beginning July 1, 1997, the ACC Staff may propose to terminate or modify the rate moratorium for the purpose of reducing the Company's rates or shortening capital recovery periods to reflect the Company's cost containment efforts. In addition to the rate moratorium provisions, the 1996 Rate Order and approved settlement agreement also contain provisions relating to the implementation of time-of-use rates for residential customers, increased pricing flexibility for commercial and industrial customers, the consideration of incentive regulation and a review of jurisdictional cost allocation procedures for wholesale sales.

     The rates approved in the 1996 Rate Order are based on a rate of return of 6.59% on a fair value rate base of approximately $1.36 billion, or 7.72% on an original cost rate base of approximately $1.16 billion. The capital structure adopted by the ACC for rate making purposes assumes 62.5% debt and 37.5% equity. Consistent with previous ACC rate orders, the Company's leasehold interest in utility plant was reflected in rates through an allowance for rental expense, and was therefore not included in rate base.

   ACC RULES ON RETAIL COMPETITION

     On December 23, 1996, the ACC voted to adopt rules on retail electric competition. The rules require each "Affected Utility" to open its retail service area to competing electric service providers on a phased-in basis over the period 1999 to 2003. Beginning no later than January 1, 1999, retail customers representing at least 20% of each Affected Utility's 1995 peak demand will be eligible to choose their electric service provider from companies certificated by the ACC. Such service providers would include Affected Utilities as well as other entities that apply for and receive a certificate of convenience and necessity from the ACC. Beginning no later than January 1, 2001, retail customers representing at least 50% of each Affected Utility's 1995 peak demand will be eligible to choose their service provider. All remaining retail customers would then be eligible to choose from certificated service providers by January 1, 2003. Under the rules, Affected Utilities will be required to provide distribution wheeling services (i.e., retail wheeling) at rates approved by the ACC in order to facilitate sales by competing energy providers. Such wheeling services would involve the transmission of energy produced by other entities over the Company's transmission and distribution system to consumers located in the Company's present retail service area.
While retail wheeling will expose the Company's service area to increased competition, it will also open additional markets into which the Company may sell its electric power.

     The Affected Utilities whose service territories will be open to competing service providers under the rules include Tucson Electric Power Company, Arizona Public Service Company, Citizens Utilities Company, and several electric cooperatives. However, electric cooperatives will be permitted to request a modification to the proposed phase-in schedule in order to preserve their tax exempt status or to modify power supply arrangements and related loan agreements. Each of the Affected Utilities will be eligible to offer electric service to customers of other certificated entities within Arizona. Participation in competitive retail markets by other electric utilities which are not regulated by the ACC, such as the Salt River Project and certain
municipal utilities, will be permitted   under the rules on a similar
reciprocal basis (i.e., their service territories would be similarly open to competing service providers).

     The rules specify that the ACC shall allow the recovery of unmitigated stranded costs by Affected Utilities. Stranded cost is defined in the rules as the net difference between the value of prudent jurisdictional assets and obligations under traditional regulation and the market value of those assets and obligations in a competitive retail market. In order to recover stranded costs, utilities would have to demonstrate to the ACC that they have taken every feasible, cost effective measure to mitigate or offset stranded costs, and utilities would have to file estimates of unmitigated stranded costs with the ACC which are fully supported by analyses and records of market transactions undertaken by willing buyers and sellers. Furthermore, Affected Utilities would have to seek ACC approval of distribution charges or other means of recovering unmitigated stranded costs from customers who reduce or terminate service as a direct result of retail competition. The rules specify that other issues related to the analysis and recovery of stranded costs would be examined by a working group following adoption of the rules. Until such time as the ACC adopts specific guidelines for quantifying unmitigated stranded costs, including the methods used to identify and value jurisdictional assets and obligations, the Company believes that any estimate of unmitigated stranded costs would be highly speculative.

     Each Affected Utility will be required to file unbundled service tariffs with the ACC by December 31, 1997, for the following services: distribution wheeling service, metering and meter reading services, billing and collection services, open access transmission service (as approved by the FERC, if applicable), ancillary services (as defined by FERC Order No. 888), information services such as the provision of customer information to other service providers, and other ancillary services necessary for safe and reliable system operation. Until such time as the ACC determines that retail competition has been substantially implemented, each Affected Utility will also have to regulated rates to all consumers located in their current retail service areas.

     The rules require new market entrants to obtain a certificate of convenience and necessity from the ACC prior to offering retail electric service. New market entrants will be required to demonstrate adequate technical and financial capabilities to the ACC prior to certification. In addition, all competitive market participants, including Affected Utilities, will be required to obtain at least one-half of one percent of the energy sold competitively in the Arizona retail market from new solar generating resources by January 1, 1999. This required percentage will increase to one percent on January 1, 2002. New solar resources are defined under the proposed rule as photovoltaic or solar
thermal resources that are installed on or after January 1, 1997.   Electric
service providers not in compliance with these solar resource standards will be subject to a penalty of up to 30 cents per kWh to be applied to the kWh deficiency in solar energy provided.

     Under the rules, certain issues pertaining to retail electric competition will be addressed by the ACC in workshops or proceedings to be held after adoption of the rule. Such issues include the guidelines to be used for stranded cost quantification and recovery, the possible formation of an independent system operator for electrical transmission facilities, issues related to system reliability and safety, legal issues and the methods to be used in determining consumer participation during the early phase-in periods.

     On January 10, 1997, the Company filed with the ACC a motion for reconsideration and request for stay of the rules. The motion was filed in order to provide the ACC with an opportunity to remedy certain procedural and substantive deficiencies in the rules identified by the Company. Concerns expressed by the Company in its motion included the potential impact on system reliability, mechanisms for stranded cost quantification and recovery, the ability to compete fairly with public power entities and recipients of federal preference power, and certain legal deficiencies which would likely result in legal appeals and litigation. On January 30, 1997, the Company's motion for reconsideration was deemed denied by the ACC by operation of law. On February 28, 1997, the Company filed an appeal of the ACC order in both the Arizona
Superior Court and the Arizona Court of Appeals.   At the present time, the
Company is unable to predict the outcome of the appeals or the effects such rules, in their present form, would have on the Company's future results of operations. For a discussion of the potential impact of increased competition on the Company's accounting policies, see Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Accounting for the Effects of Regulation, and Note 1 of Notes to Consolidated Financial Statements, Nature of Operations and Summary of Significant Accounting Policies, Accounting for the Effects of Regulation.


   FERC ORDERS ON WHOLESALE TRANSMISSION ACCESS

     In April 1996, the FERC issued two orders pertaining to wholesale transmission access. FERC Order No. 888, among other things, requires all public utilities that own, control, or operate interstate transmission facilities to offer transmission service to others under a single tariff that incorporates certain minimum terms and conditions of transmission service established by the FERC. This tariff must also be used by public utilities for their own wholesale market transactions. Transmission and generation services for new wholesale service are to be unbundled and priced separately. A Phase I open access tariff containing the terms and conditions outlined in the Order was filed by the Company on July 9, 1996. The FERC has scheduled a hearing on the rates contained in the Company's Phase I open access tariff for May 1997. The Company is working with the FERC Staff and intervenors in an attempt to resolve this matter.

     FERC Order No. 889 requires transmission service providers to establish or participate in an open access same-time information system (OASIS) that provides information on the availability of transmission capacity to wholesale market participants. The order also establishes standards of conduct that are designed to prevent employees of a public utility engaged in marketing functions from obtaining preferential access to OASIS-related information or from engaging in unduly discriminatory business practices. As such, public utilities are required to completely separate their wholesale power marketing and transmission operation functions. The Company is currently in compliance with these requirements.


   OTHER RATE MATTERS

     See Utility Operations, Peak Demand and Customers and Item 7. - Management's Discussion of Financial Condition and Results of Operations, Competition, Retail for a discussion of the Company's contracts and negotiations with certain of its mining customers.


   FUEL SUPPLY


    GENERAL

     The Company's principal fuel for electric generation is low-sulfur coal. The following table provides fuel cost information for the years 1996 through 1992:

            Cost Per Million BTU Consumed      Percentage of Total BTU Consumed
          --------------------------------     --------------------------------
          1996   1995   1994   1993   1992     1996   1995   1994   1993   1992
          ----   ----   ----   ----   ----     ----   ----   ----   ----   ----
Coal (A)  $1.76  $1.71  $1.75  $1.77  $1.51     98%    99%    98%    99%    99%
Gas        2.24  1.69   1.86   2.76   2.39       2      1      2      1      1
                                               ----   ----   ----   ----   ----
All Fuels  1.77  1.71   1.75   1.79   1.53     100%   100%   100%   100%   100%
                                               ====   ====   ====   ====   ====

-----------------------------------------------
(A) The average cost per  ton of coal for  each of the last  five years (1996 -
  1992) was $32.95,  $32.11, $33.12,  $33.11, and $29.01,  respectively. Coal costs have been restated to reflect the May 1996 merger of Valencia into the Company.


  COAL

     The Company is the operator for the Springerville and Irvington generating stations. Their coal supplies are transported from northwestern New Mexico by railroad. The coal contract for Springerville is for the remaining lives of Units 1 and 2 with a bilateral option to renegotiate the contract price and escalation procedures in 2009 and at intervals of every five years thereafter. At Irvington, the contract termination date is the earlier of 2015 or the remaining life of Unit 4. The Springerville and Irvington contracts have various adjustment clauses which will affect the future cost of coal delivered. Coal reserves are expected to be sufficient to supply the estimated requirements of Springerville and Irvington for their presently estimated remaining lives. TEP is a participant in the San Juan Generation Station and shares a 50/50 responsibility split of the coal agreement. The coal quantities for the San Juan Station, a mine-mouth operation, are partially contracted through the year 2017. The Company also participates in jointly owned generating facilities under long-term contracts entered into by the operating agents. Coal supplies are surface-mined in northern Arizona and northwestern New Mexico. The contract for coal for Four Corners terminates in 2005. The coal quantities under contract for the Navajo mine-mouth coal fired generating station are expected to be sufficient to supply the estimated requirements for its presently estimated remaining life. Additional information concerning the coal contracts is set forth below:

                                                            Year     Average       Cost Per          Coal
                                                           Contract   Sulfur     Million BTU (A)   Obtained
Station          Coal Supplier                            Terminates  Content  1996   1995   1994   From (B)
-------          -------------                            ----------  -------  ----   ----   ----   -------
Four Corners     BHP Minerals International, Inc.           2005        0.8%   $1.34  $1.15  $1.28  Navajo Indian Tribe
San Juan         San Juan Coal Company                      2017        0.8%   $1.77  $1.76  $1.81  Federal and State Agencies
Navajo           Peabody Western Coal Company               2011        0.6%   $1.18  $1.12  $1.09  Navajo and Hopi Indian Tribes
Springerville(C) Lee Ranch Coal Company                      (D)        0.7%   $1.84  $1.73  $1.89  Lee Ranch Coal Company
Irvington        The Pittsburg & Midway Coal Mining Company 2015        0.4%   $2.21  $2.20  $2.21  Navajo Indian Tribe and Federal
                                                                                                      and State Agencies

----------------------------------------------------------
(A) Includes costs of transportation and handling in addition to the purchase price under the basic contract.
(B) Substantially all of the suppliers' leases extend at least as long as coal is being mined in economic quantities.
(C) Fuel handling costs at Springerville have been restated to reflect the May 1996 merger of Valencia into the Company. Coal handling facilities costs included in Springerville fuel costs above were $0.25 per million BTU in 1996, $0.34 per million BTU in 1995, and $0.33 per million BTU in 1994.
(D) The coal contract for Springerville is for the remaining lives of Units 1 and 2 with a bilateral option to renegotiate the contract price and escalation procedures in 2009.

     The Irvington coal supply contract contains take-or-pay provisions, whereby the Company is required to make certain minimum payments for a base amount of tonnage not taken at a rate of 50% of the contract price. Although the Company's present fuel requirements are generally in excess of the stated take-or-pay minimum amounts, from time to time the Company has purchased coal and natural gas in the spot market or switched fuel burn from one generating station to another in order to achieve lower overall fuel costs, while incurring take-or-pay minimum charges. During 1996 the Company purchased coal for the Irvington Station from an alternative supplier. As a result, the Company incurred take-or-pay minimum charges of approximately $4 million during 1996. The Company incurred no take-or-pay charges in 1995.

     On September 1, 1995, the San Juan agreement was amended to allow the mines the flexibility of mining more economical leases. The reductions will be passed
on to TEP in the form of lower unit costs.   The Company intends to continue to
actively negotiate its fuel and transportation contracts in 1997 and in the future.

   SPRINGERVILLE COAL HANDLING FACILITIES

     Prior to May 31, 1996, a former subsidiary of the Company, Valencia Energy Company, was responsible for the acquisition, transportation and handling of fuel for Springerville. Pursuant to a fuel burn agreement with the Company, Valencia had the exclusive right and obligation to provide all of the fuel requirements for Springerville. Upon the merger of Valencia into the Company on May 31, 1996, the Company became directly responsible for the acquisition, transportation and handling of fuel for Springerville.

     Pursuant to the Springerville Coal Handling Facilities Leases, the Company is the lessee of the coal-handling facilities at Springerville under a capital lease with a remaining initial lease term of approximately 19 years with incremental extensions of five to six years depending on certain criteria at the date of each extension. At December 31, 1996, the capitalized lease asset related to the Springerville coal-handling facilities, net of accumulated amortization, was $178 million. Annual rental payments range from approximately $10 million to $28 million but average $21 million.

     The Company allocates portions of its Springerville Coal Handling Facility Lease costs to deferred expense for future recovery through rates. See Note 1 of Notes to Consolidated Financial Statements, Nature of Operations and Summary of Significant Accounting Policies, for a description of the accounting for Springerville coal handling facility lease costs. Approximately half of the expenses of the coal handling facilities, including lease costs and other operating and maintenance expenses, are charged to fuel expense and amounted to $15 million, $17 million, and $18 million in 1996, 1995 and 1994, respectively. Prior to the merger of Valencia into the Company in May 1996, nearly all of the costs associated with Springerville coal handling facilities were charged to fuel expense. As discussed in Note 4 of Notes to Consolidated Financial Statements, Consolidated Subsidiaries, Valencia Energy Company, such costs have been reclassified on the Company's Consolidated Statements of Income.

   GAS

     In 1996, the Company purchased a small amount of natural gas for power generation (approximately 2% of total Company generation) from El Paso Gas Marketing, Equitable Resources Marketing, Natural Gas Clearinghouse, and Mobil. During 1996, the Company received natural gas sufficient to meet all of its gas fuel requirements.

   WATER SUPPLY

     The Company believes there will be sufficient water to supply the requirements of existing and planned units of all electric generating stations in which the Company has an interest for their estimated lives. A federal contract for water at San Juan expires in 2005, and negotiations for extension are being overseen by PNM.

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

     The Company expended $11 million during 1996 for environmental construction costs in maintaining compliance with environmental requirements. The Company estimates that it will make expenditures for environmental facilities of approximately $22 million in 1997 and $15 million in 1998. These amounts include the Company's estimated share of expenditures for improvements to the pollution control facilities at the Navajo and San Juan stations, as discussed
below.   The Company believes that all existing generating facilities are or will be in compliance with all existing or expected environmental regulations except as described below.

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

     In 1993 affected Company generating units were allocated Emission Allowances based on past use. Beginning with the year 2000, Phase II generating station units must hold Emission Allowances (by January 30 of the year following the compliance year) equal to the level of emissions in the compliance year, or face penalties and a requirement to offset excess tons in future years. An analysis of the Emission Allowances that were allocated to the Company shows that the Company may not have sufficient allowances to permit normal plant operation and be in compliance with the sulfur dioxide regulations once the Phase II requirements become effective due to the increase in the rated capacity at Springerville. See Generating and Other Resources, Company Resources, Springerville Station. To the extent that the Company does not have sufficient allowances, due to increased energy output at Springerville or due to other factors, the Company would have to purchase additional Emission Allowances. Based upon current estimates of additional required Emission Allowances and the current market price of such allowances, the Company believes that it will be able to acquire additional required allowances and that such purchases will not have a material effect on the Company.

     The nitrogen oxide emission rule finalized in 1995 allows certain Phase II affected coal-fired boilers to elect by January 1, 1997, and thus be subject to compliance beginning January 1, 1997, instead of January 1, 2000. Utility boilers that so elect are exempt until January 1, 2008, from compliance with any stricter emission regulations that went into effect January 1, 1997, in the revised nitrogen oxide rule. The Company has placed Springerville Units 1 and 2 into the early election program to take advantage of the exemption, but may choose to withdraw in future years after the effects of the revised rules are determined. In order to comply with the nitrogen oxide emission limits, Irvington Unit 4 may require installation of low nitrogen oxide burners by January 1, 2000, at a cost of approximately $1 million.

     The CAAA also require multi-year studies of visibility impairment in specified areas and studies of hazardous air pollutants which relate to the necessity of future regulations of electric utility generating units. Since these activities involve the gathering of information not currently available, the Company cannot predict the outcome of these studies.

     As a result of recent and possible future changes in federal and state environmental laws, regulations and permit requirements, because of and in addition to the CAAA, the Company may incur additional costs for the purchase or upgrading of pollution control emission monitoring equipment on existing electric generating facilities and may experience a reduction in operating efficiency. There may be a need for variances from certain environmental standards and operating permit conditions until required equipment and processes for control, handling and disposal of emissions are operational and reliable. Failure to comply with any EPA or state compliance requirements may result in substantial penalties or fines which are provided for by law and which in some cases are mandatory.

    FOUR CORNERS GENERATING STATION

    The Company believes that all units at Four Corners are presently operating in compliance with federal and state regulations.

    IRVINGTON GENERATING STATION

     The Company's ADEQ operating permit for Irvington Unit 4 expired on February 8, 1996. By law, the permit remains in effect until ADEQ issues a new facility-wide Title V permit. The other facilities at the Irvington station were under the jurisdiction of the PDEQ until 1993. However, because of 1990 CAAA requirements which require the facility to obtain a Title V permit, the entire facility was placed under the jurisdiction of ADEQ in April 1994.
The Company timely filed a Title V permit application for the Irvington facility on February 1, 1995, thus providing the facility with a permit application shield. Each major source requiring a Title V permit must pay an annual emission-based fee. The fee in 1997 for emissions at the Irvington facility was assessed at $144,000 and is expected to range between $180,000 to $200,000 for
1998.   As discussed above, the Company may need to install low nitrogen oxide burners at Irvington Unit 4 by January 1, 2000, in order to comply with nitrogen oxide emission limits.

   NAVAJO GENERATING STATION

     In 1991, the EPA adopted a rule for the reduction of Navajo's sulfur dioxide emissions on an annual averaging basis by 90% to address visibility impairment at Grand Canyon National Park. The Company estimates that its share of the required capital expenditures remaining as of December 31, 1996 relating to the rule's implementation will be approximately $17 million, including AFDC, through 1999.

   SAN JUAN GENERATING STATION

    The Company believes that all units at San Juan are presently operating in compliance with federal and state regulations. In order to improve the efficiency of sulfur dioxide removal at the station, the existing removal process will be replaced with a new process at an estimated cost to the Company of $20 million, including AFDC, during the period 1997 through 1999.

   SPRINGERVILLE GENERATING STATION

     Springerville Units 1 and 2 meet all existing federal and state regulations pertaining to environmental quality. Springerville Units 1 and 2 are operating under an operating permit issued by ADEQ on December 19, 1994, which expires on December 19, 1999. Springerville Generating Station is a major source requiring a Title V permit, and the Company filed a Title V permit application for the Springerville facility on February 1, 1995. As a result of requirements imposed by the CAAA of 1990, each major source requiring a Title V permit must pay an annual emission-based fee. The fee in 1997 for emissions at the Springerville Generating Station Units 1 and 2 was assessed at $310,000 and is expected to be approximately the same for 1998.

    EMPLOYEES

     The Company and its subsidiaries had a combined total of 1,175 employees as of December 31, 1996. The IBEW 1116, which represents about 62% of the total employees, and the Company are parties to a two-year collective bargaining
agreement for the period from December 1, 1996 through November 30, 1998.   The
collective bargaining agreement, which was negotiated with and approved by the IBEW 1116 in December 1996 for classified employees in Tucson, includes annual wage increases of 3.2% in December 1996 and 3.0% in December 1997, as well as modifications to the pension plan. This same agreement was also approved by the IBEW 1116 in January 1997 for classified employees at the Springerville location.

ENERGY-RELATED VENTURES


     The Company has established four wholly-owned subsidiaries for the purpose of pursuing various energy-related investment opportunities. In 1995, the Company established Nations Energy Corporation for the purpose of investing in independent power projects in the domestic and foreign energy markets. In September 1995, Nations Energy and Trigen Energy Corporation formed a limited partnership which purchased Coors Brewing Company's energy production assets. Nations Energy has a 49% interest in such partnership. In 1996, a wholly-owned subsidiary of Nations Energy acquired an ownership interest in two companies located in the Czech Republic for the purpose of participating in a power project to be developed near the City of Kladno, Czech Republic. This project involves the upgrading and expansion of an existing coal-fired thermal and electric generating plant. Participation in this project will require additional capital investment by Nations and related investment authority from the ACC. In addition to these projects, Nations Energy is presently evaluating several other investment opportunities in the domestic and foreign energy markets.

    In May 1996 the Company established Advanced Energy Technologies, Inc. (formerly known as TEP Solar Energy Corporation). This wholly-owned subsidiary is responsible for developing renewable energy and distributed generation technologies, and in 1996 it acquired a 50% ownership interest in Global Solar Energy, LLC, an Arizona corporation recently formed for the purpose of developing and manufacturing flexible thin-film photovoltaic cells. Commercial production of photovoltaic cells is presently scheduled to commence in mid-1997. Global Solar's manufacturing facility is initially expected to produce up to 1,500 kW of product, or approximately 255,000 square-feet of photovoltaic material, per year.

     SWPP Investment Company was formed in 1996 for the purpose of holding an ownership interest in a business engaged in the manufacture and sale of concrete power poles. Although SWPP has yet to acquire such ownership interest, the Company currently has a contract with a Mexican corporation for the distribution and sale of concrete power poles in the United States.

     In January 1997, the Company established another wholly-owned subsidiary
known as Southwest Energy Solutions, Inc.   It is anticipated that Southwest
Energy will provide a variety of ancillary energy services to retail electric consumers. Southwest Energy will likely focus its initial marketing efforts on electric energy consumers in southern Arizona.

     In addition to the activities currently underway or planned for each of these subsidiaries, the Company continues to evaluate potential investment opportunities in other energy-related markets. For example, the Company currently has a consulting services contract with New Energy Ventures Inc.
(NEV), a California corporation. NEV, which recently obtained a Federal Power Marketer's license from the FERC, is a buyer's agent providing load aggregation and advisory services to energy consumers located primarily in California. The Company has a currently exercisable option (through February 1998) to purchase for a nominal amount a 50% interest in NEV.

     In comparison to the Company's large investment in regulated utility assets, the Company's current investments in Nations Energy, Advanced Energy, SWPP and Southwest Energy are not material in terms of recorded assets or net income. As of December 31, 1996, the Company's Consolidated Balance Sheet reflected an investment in energy-related ventures of approximately $22 million (included in Investments and Other Property). However, depending on the nature of future investment opportunities, and the ability of the Company to make additional investments as determined by the ACC and in certain credit agreements, the Company expects to make additional investments in these subsidiaries and in other energy-related ventures. Over time, such additional investments may have a material impact on the Company's future cash flow and profitability. Pursuant to an ACC order issued in February 1996, the Company is permitted to invest in subsidiaries that engage in energy-related projects in an amount equal to the lesser of $25 million or the maximum amount allowed by the MRA. To the extent that the Company obtains further authority from the ACC, the Company would be authorized to expend additional funds. This investment authority is subject to the conditions that (i) the total amount permitted to be invested in such projects shall not exceed $50 million annually, (ii) 60% of net profits from such projects be applied to repay the Company's debt, and (iii) total investment in such projects does not exceed 15% of the Company's capitalization. Under the MRA, the Company's capital investments are restricted to assets which are related to the utility business, and are limited in size by a ceiling on total capital expenditures and investments. The
Company is currently reviewing different alternatives for funding investments in energy-related ventures.

UTILITY OPERATING STATISTICS

                                                     For Years Ended December 31,
                                     1996           1995           1994           1993           1992
--------------------------------------------------------------------------------------------------------

Generation and Purchased
 Power-kWh (000)
    Remote Generation (Coal)       9,784,918      8,716,513      9,341,342      8,986,350      6,148,825
    Local Generation (Oil, Gas
     & Coal)                         723,232        500,958        825,385        615,100        527,405
     Purchased Power                 925,394        692,769        501,269        335,897      2,436,152
                                   ---------     ----------      ---------      ---------      ---------
      Total Generation and
      Purchased Power             11,433,544      9,910,240     10,667,996      9,937,347      9,112,382
     Less Losses and Company Use     776,436        661,901        639,278        591,412        610,040
                                   ---------     ----------      ---------      ---------      ---------
          Total Energy Sold       10,657,108      9,248,339     10,028,718      9,345,935      8,502,342
                                   =========     ==========      =========      =========      =========

Sales-kWh (000)
     Residential                   2,516,282      2,330,191      2,374,868      2,223,479      2,146,268
     Commercial                    1,306,826      1,280,752      1,281,050      1,242,367      1,215,179
     Large Users                   2,080,763      1,979,317      1,948,331      1,832,278      1,771,937
     Mining                        1,164,140      1,147,281      1,135,424      1,090,061      1,081,791
     Public Authorities              228,800        204,746        183,525        159,310        165,922
                                   ---------     ----------      ---------      ---------      ---------
       Total-Retail Customers      7,296,811      6,942,287      6,923,198      6,547,495      6,381,097
     Sales for Resale              3,360,297      2,306,052      3,105,520      2,798,440      2,121,245
                                   ---------     ----------      ---------      ---------      ---------
          Total                   10,657,108      9,248,339     10,028,718      9,345,935      8,502,342
                                   =========     ==========      =========      =========      =========

Operating Revenues (000)
     Residential                    $237,569       $218,208       $220,341       $197,368       $190,089
     Commercial                      143,623        138,294        137,508        128,688        125,655
     Large Users                     154,547        146,409        144,677        131,858        127,456
     Mining                           56,240         54,948         53,821         53,510         57,266
     Public Authorities               16,949         14,952         13,435         11,464         11,757
     Other                             2,636          2,114          1,651          1,925          1,791
                                    --------       --------       --------       --------       --------
          Total-Retail Customers     611,564        574,925        571,433        524,813        514,014
     Amortization of MSR Option Gain
       Regulatory Liability           20,053         20,053         20,053          6,053          6,053
     Sales for Resale                 84,256         75,591         99,987         93,273         70,026
                                    --------       --------       --------       --------       --------
          Total                     $715,873       $670,569       $691,473       $624,139       $590,093
                                    ========       ========       ========       ========       ========

Customers (End of Period)
     Residential                     282,060        273,976        266,060        258,168        251,656
     Commercial                       28,199         27,858         27,360         26,838         26,441
     Large Users                         626            620            588            551            527
     Mining                                4              4              4              4              4
     Public Authorities                   61             59             59             59             59
                                     -------        -------        -------        -------        -------
          Total Retail Customers     310,950        302,517        294,071        285,620        278,687
                                     =======        =======        =======        =======        =======

Average Revenue per kWh Sold (cents)
     Residential                         9.4            9.4            9.3            8.9            8.9
     Commercial                         11.0           10.8           10.7           10.4           10.3
     Large Users and Mining              6.5            6.4            6.4            6.3            6.5
          Total - Retail Customers       8.4            8.3            8.3            8.0            8.1

Average Revenue per
     Residential Customer               $854           $809           $841           $776           $765

Average kWh Sales per
     Residential Customer              9,050          8,641          9,066          8,739          8,632



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

    The Company has arrangements with approximately 160 companies, including the five listed above, which are utilized to interchange capacity and energy.

    As of December 31, 1996, the Company owned or participated in an overhead electric transmission and distribution system consisting of 511 circuit-miles of 500 kV lines, 1,122 circuit-miles of 345 kV lines, 335 circuit-miles of 138 kV lines, 454 circuit-miles of 46 kV lines and 9,408 circuit-miles of lower voltage primary lines. The underground electric distribution system was comprised of 4,771 cable-miles. Approximately 24% of the poles upon which the lower voltage lines are located are not owned by the Company. Electric substation capacity associated with the above-described electric system consisted of 169 substations with a total installed transformer capacity of 5,258,605 kVA.

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

     The Company leases under separate sale and leaseback arrangements the following facilities (which do not include land): (i) the coal handling facilities at Springerville; (ii) a 50% undivided interest in the other common facilities at Springerville; (iii) Springerville Unit 1 and the remaining 50% undivided interest in common facilities at Springerville; (iv) Irvington Unit 4 and related common facilities; and (v) three internal combustion turbines having a combined net generating capability of 96 MW. See Note 5 of Notes to Consolidated Financial Statements, Long and Short-Term Debt and Capital Lease Obligations for additional information on the Company's capital lease obligations.

     Substantially all of the utility assets owned by the Company are subject to the lien of the General First Mortgage and the General Second Mortgage. Springerville Unit 2, legal title to which is held by San Carlos, is not subject to such liens. Springerville Unit 2 is subject to the Unit 2 First Mortgage.


ITEM 3. -- LEGAL PROCEEDINGS

  TAX ASSESSMENTS

     See Contingencies  in Note 6 of Notes to Consolidated Financial Statements.


ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


                                     PART II

ITEM 5. -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the periods indicated, the high and low sale prices of the Company's Common Stock on the consolidated tape as reported by Dow Jones. Sale prices prior to May 20, 1996, have been adjusted to reflect the one-for-five reverse split of the Company's Common Stock in May 1996. No dividends were paid on Common Stock during such periods.

                                       Market Price per
                    Quarter          Share of Common Stock
                    -------          ---------------------
                                       High          Low
                    1996               ----          ---
                    ----
                    First             $16.88       $14.38
                    Second             15.00        13.13
                    Third              17.81        12.25
                    Fourth             20.75        16.25

                    1995
                    ----
                    First              $18.75      $15.00
                    Second              17.50       15.00
                    Third               16.25       13.13
                    Fourth              16.25       14.38

     The closing price of the Common Stock on the consolidated tape on March 4, 1997 was $14.875.

     The Common Stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. At March 4, 1997, there were 30,821 shareholders of record of the Common Stock.

     See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Dividends on Common Stock.


ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA

                                                  1996          1995         1994         1993          1992
                                                     (In thousands - except per share data and ratios)
Summary of Operations
----------------------------------------------------------------------------------------------------------------
Operating Revenues                             $715,873      $670,569      $691,473     $624,139     $590,093
Regulatory Disallowances and Adjustments              -             -             -      (13,777)           -
Income Tax Benefit                               82,155        20,436         4,911        5,277        5,745
Loss on Restructuring                                 -             -             -            -      (26,669)
Income (Loss) from:
  Continuing Operations                         120,852        54,905        20,740      (21,816)     (79,022)
  Provision for Loss on Disposal of
      Discontinued Operations                         -             -             -       (4,000)     (44,047)
Net Income (Loss)                               120,852        54,905        20,740      (25,816)    (123,069)

Income (Loss) per Average Share of
 Common Stock from:
  Continuing Operations (A)                       $3.76         $1.71         $0.65       $(0.68)     $(12.40)
  Provision for Loss on Disposal of
     Discontinued Operations (A)                      -             -             -        (0.12)       (6.91)
Total Net Income (Loss) per Average
  Share of Common Stock (A)                       $3.76         $1.71         $0.65       $(0.80)     $(19.31)

Shares of Common Stock Outstanding
  Average (A)                                    32,134        32,138        32,145       32,109        6,374
  End of Year (A)                                32,135        32,138        32,145       32,145       32,086
--------------------------------------------------------------------------------------------------------------
Financial Position
--------------------------------------------------------------------------------------------------------------
Total Utility Plant - Net                    $1,953,904    $1,978,126    $2,007,422   $2,029,764   $2,052,695
Investments and Other Property                   69,289        52,116        12,992       62,850       98,126
Total Assets                                  2,568,541     2,563,461     2,730,229    2,742,932    2,656,089

Long-Term Debt                                1,223,025     1,207,460     1,381,935    1,416,352    1,466,555
Capital Lease Obligations                       895,867       897,958       922,735      927,201      931,163
Common Stock Equity (Deficit)                   133,288        12,488       (42,233)     (62,973)     (38,209)
Total Capitalization                          2,252,180     2,117,906     2,262,437    2,280,580    2,359,509
Reserve for Litigation and Contract Disputes          -             -             -            -       27,500
Total Capitalization and Other Liabilities    2,568,541     2,563,461     2,730,229   $2,742,932   $2,656,089
----------------------------------------------------------------------------------------------------------------
Selected Cash Flow Data
----------------------------------------------------------------------------------------------------------------
Cash Flow Interest Coverage (B)                     3.2x          2.5x         3.0x         2.3x         2.0x
Cash & Cash Equivalents/Current Liabilities (C)    0.92          0.48         1.29         0.91         1.06
Construction Expenditures
  (including AFDC)                              $66,519       $59,097      $62,599       $48,162     $34,512
Cash Generated as a Percent of
 Construction Expenditures:
  Internally Generated (D)                          227%          202%         229%          186%        257%
  Internally Generated (D), Including
      Drawdowns of Funds Held in Trust              227%          202%         229%          227%        305%
----------------------------------------------------------------------------------------------------------------

Note: See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations.
(A) Per share data restated to reflect the one-for-five reverse stock split in May 1996.
(B) Cash from Continuing Operations plus Interest Paid divided by Interest Paid.
(C) Excludes Cash from Discontinued Operations.
(D) Cash generated is cash provided from continuing operations.  The ratio for 1992 includes cash conserved under the payment moratoria implemented by the Company on certain obligations during 1992.


ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following contains information regarding the Company's continuing and discontinued operations during 1996 compared with 1995 and 1995 compared with 1994 and changes in liquidity and capital resources of the Company during 1996. Also, management's expectations of identifiable material trends are discussed herein.

     OVERVIEW

     Earnings for the Company improved in 1996 as net income increased to $120.9 million from $54.9 million recorded in 1995 and $20.7 million recorded in 1994.
The improvement over 1995 earnings is     due primarily to the recognition of
                                      K-21
substantial non-cash income tax benefits as well as to increased sales and revenues, reduced operating and capital costs, and a reversal of loss provision involving the Company's non-energy related subsidiaries. Due to continuing improvement in the Company's profitability, the Company recognized non-cash income tax benefits associated with the current and expected future utilization of federal and state net operating loss carryforwards generated in prior periods. Such recognized benefits totaled $88.6 million in 1996 and $23.3 million in 1995. See Income Tax Position below. The Company had common stock equity of $133.3 million at year-end, compared to $12.5 million as of December 31, 1995.

     In addition to the income tax benefits described above, items having a one-time effect on earnings during 1996 include net pre-tax charges of $10.6 million related to implementation of the Company's Voluntary Severance Plan (VSP), charges of $9.2 million related to a court ruling on contested sales tax assessments, and income of $9.5 million attributable primarily to a reversal of loss provision involving the Company's non-energy related subsidiaries. See Notes 5, 6, and 8 of Notes to Consolidated Financial Statements for information pertaining to these items. During 1995 the Company recorded a one-time $12.2 million reduction to fuel and purchased power expense due to the satisfaction of
certain fuel contract provisions.   Net income for 1995 was also affected by a
one-time gain of $3.6 million related to sales of securities and a reduction in loss reserves for the non-energy related subsidiaries. Excluding each of these one-time items from the periods in which they were recorded, the Company's income before income taxes increased to $48.9 million in 1996 from $18.6 million in 1995. The following table compares the Company's operating results in 1996 and 1995 exclusive of these one-time items and the recognition of NOL carryforward benefits:

                                                 1996       1995

                                            - Thousands of Dollars -

Net Income                                     $120,852    $54,905
One-Time Items:
    Fuel and Purchased Power                          0    (12,245)
    Taxes Other Than Income Taxes(1)              7,331          0
    Employee Severance Plan Expense - Net        10,555          0
    Other Income - Reversal of Loss Provision(2) (8,472)         0
    Other Income - Other(2)                      (1,064)    (3,623)
    Interest Expense - Other(1)                   1,880          0
    Estimated Income Taxes Associated
      with One-Time Items(3)                     (4,130)     6,408
                                                 ------     ------
       Net Adjustment for One-Time Items          6,100     (9,460)
NOL Carryforward Benefits                       (88,638)   (23,282)
                                                 ------     ------
Total Adjustments to Net Income                 (82,538)   (32,742)

Net Income, as Adjusted for One-Time Items
  and NOL Carryforward Benefits                 $38,314     $22,163
                                                =======     =======

--------------------------------------------
    (1)  Adjustments related to contested sales tax assessments.
    (2)  Adjustments related to the Company's non-energy related subsidiaries.
    (3)  Calculated based on composite income tax rate of 40.4%.

     Due primarily to increased cash receipts from retail customers, net cash flows from continuing operating activities also improved in 1996, increasing to $151.3 million in 1996 from $119.4 million in 1995 and $143.6 million in 1994. After capital expenditures, scheduled debt maturities and payments to retire capital lease obligations, net cash flows available for other investing and financing activities were $36.9 million in 1996, $25.9 million in 1995, and $61.1 million in 1994.

     Despite improvements in the Company's financial performance, the Company's financial prospects continue to be subject to significant economic, regulatory and other uncertainties, some of which are beyond the Company's control. These uncertainties include the degree of utilization of generation capacity through either retail electric service or wholesale sales and the extent to which the Company, due to continued high financial and operating leverage, can alter operations and reduce costs in response to industry changes or unanticipated economic downturns. The Company's success will depend, in part, on the Company's ability to contain the costs of serving retail customers and the level of sales to such customers. Although the Company anticipates continued growth in sales over the next five years primarily as a result of anticipated population and economic growth in the Tucson area, a number of factors such as changes in the economic and regulatory environment and the increasingly competitive electric markets could affect the Company's levels of sales.

     The Company is developing strategies to address the uncertainties discussed above as well as to position itself to benefit from the changing regulatory environment. Such strategies include the implementation of enhanced cost measurement and management techniques, organizational realignment and staffing reductions, and the development of new entities to provide energy services to markets beyond the Company's retail service territory. See Note 8 of Notes to Consolidated Financial Statements, Employee Benefit Plans, Voluntary Severance Plan (VSP), and Investments in Energy-Related Ventures below.

     If the Company is unable to make sales at prices adequate to recover its costs or if for other reasons the Company fails to maintain or improve its cash flows, the Company's ability to meet its obligations may be jeopardized. During the period 1999-2003, approximately $250 million of the Company's long-term debt obligations will mature. Letters of credit supporting $805 million of the Company's long-term variable rate debt obligations are also scheduled to expire during the period 1999-2002. Should the credit ratings on the Company's senior debt securities reach investment grade levels on certain dates or during certain periods subsequent to January 1, 1998, the expiration dates for such letters of credit would move forward to the period 1998-2000. In the event that expiring letters of credit are not replaced or extended, the corresponding variable rate debt obligations would be subject to mandatory redemption. While the Company intends to pay or refinance maturing bonds, and to replace or extend expiring letters of credit, there can be no assurance that the Company will be able to pay such debt or replace or extend such letters of credit. The Company's future cash flows will also be affected by the level of interest rates due to the significant amount of variable rate debt outstanding. See Liquidity and Capital Resources below.

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

     During the next twelve months, the Company expects to be able to fund continuing operating activities and construction expenditures with internal cash flows, existing cash balances, and, if necessary, drawdowns under the Renewable Term Loan and/or borrowings under the Revolving Credit. As discussed in Liquidity and Capital Resources below, there are a variety of factors that could cause actual cash flows to differ materially from projected cash flows. As of March 4, 1997, the Company's cash balance including cash equivalents was approximately $82 million. Cash balances are invested in investment grade, money-market securities with an emphasis on preserving the principal amount invested.


   COMPETITION

     WHOLESALE

     The Company competes with other utilities, marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. The Company's prices for wholesale sales of capacity and energy, generally, are not permitted to exceed rates determined on a cost of service basis. In the current market, wholesale prices are substantially below costs determined on a fully allocated cost of service basis, but, in all instances, wholesale sales have been made at prices which exceed the level necessary to recover fuel and other variable costs. It is expected that competition to sell capacity will remain vigorous, and that prices may remain depressed for at least the next several years, due to increased competition and surplus capacity in the southwestern United States. Competition for the sale of capacity and energy is influenced by many factors, including the availability of capacity in the southwestern United States, the availability and prices of natural gas and oil, spot energy prices and transmission access. In addition, the Energy Policy Act of 1992 has promoted increased competition in the wholesale electric power markets by encouraging the participation of utility affiliates, independent power producers and other non-utility participants in the development of power generation.

     The FERC issued two orders pertaining to transmission access in April 1996. FERC Order No. 888, among other things, requires all public utilities that own, control, or operate interstate transmission facilities to offer transmission service to others under a single tariff that incorporates certain minimum terms and conditions of transmission service established by the FERC. This tariff must also be used by public utilities for their own wholesale market transactions. Transmission and generation services for new wholesale service are to be unbundled and priced separately. FERC Order No. 889 requires transmission service providers to establish or participate in an open access same-time information system (OASIS) that provides information on the availability of transmission capacity to wholesale market participants. The order also establishes standards of conduct that are designed to prevent employees of a public utility engaged in marketing functions from obtaining preferential access to OASIS-related information or from engaging in unduly discriminatory business practices.

     Given the level of competition already present in the wholesale market for electricity, the Company does not believe that FERC Order No. 888 or Order No. 889 will have a material effect on the Company's future results of operations. However, these orders could assume greater significance if the Company's retail service territory were to be opened to competing suppliers of electricity.


   RETAIL

     Under current law, the Company is not in direct competition with any other regulated electric utility for electric service in the Company's retail service territory. However, the Company does compete against gas service suppliers and others who may provide energy services which would be substitutes for, or bypass of, the Company's services. In addition, the ACC recently adopted rules that require a phase-in of retail electric competition in Arizona over a four year period beginning January 1, 1999.

     Electric energy for meeting retail customers' needs primarily competes with natural gas, an alternative fuel source for certain retail energy uses. Such uses may include heating, cooling and a limited number of other energy applications. In most applications, electric energy is a cost effective source of energy compared with natural gas. Also, customers, particularly industrial and large commercial customers, may own and operate facilities to generate their own electric energy requirements and, if such facilities are qualifying facilities, to require the displaced electric utility to purchase the output of such facilities at "avoided costs" pursuant to the Public Utilities Regulatory Act of 1978, as amended. Such facilities may be operated by the customers themselves or by other entities engaged for such purpose.

    The Company actively markets energy and customized energy-related services to meet customer needs. The Company has to date lost no customers to self-generation in part because of such efforts. For example, the Company's two principal mining customers, which provide approximately 10% of the Company's total annual revenues from retail customers, each have considered self-generation. However, following negotiations with the Company in 1993 and 1994, new contracts were executed that included, among other things, rate reductions and term extensions. In 1996, the Company negotiated contract amendments with its largest mining customer. In return for further rate reductions and a market pricing mechanism covering a portion of the customer's electrical load, service to this customer was changed from a firm basis to an interruptible basis, thereby delaying the Company's need for additional peaking capacity. In addition, the provisions allowing for an early termination of the contract were substantially narrowed. Such contract is scheduled to expire in January 2003, while the contract with the Company's other principal mining customer is scheduled to expire in March 2001. Early terminations of the contracts by mining customers require at least one and up to two years prior notice. To date, no such notice has been received. The ability to enter into or extend contracts, to avoid early termination, and to retain customers will be dependent on, among other things, the Company's ability to contain its costs, market conditions and alternatives available to customers.

     On December 23, 1996, the ACC voted to adopt rules on retail electric competition. The rules require each "Affected Utility" to open its retail service area to competing electric service providers on a phased-in basis over the period 1999 to 2003. Beginning no later than January 1, 1999, retail customers representing at least 20% of each Affected Utility's 1995 peak demand will be eligible to choose their electric service provider from companies certificated by the ACC. Such service providers would include Affected Utilities as well as other entities that apply for and receive a certificate of convenience and necessity from the ACC. Beginning no later than January
1, 2001, retail customers representing at least 50% of each Affected Utility's 1995 peak demand will be eligible to choose their service provider. All remaining retail customers would then be eligible to choose from certificated service providers by January 1, 2003. Under the rules, Affected Utilities will be required to provide distribution wheeling services (i.e., retail wheeling) at rates approved by the ACC in order to facilitate sales by competing energy providers. Such wheeling services would involve the transmission of energy produced by other entities over the Company's transmission and distribution system to consumers located in the Company's present retail service area.
While retail wheeling will expose the Company's service area to increased competition, it will also open additional markets into which the Company may sell its electric power.

     The Affected Utilities whose service territories will be open to competing service providers under the rules include Tucson Electric Power Company, Arizona Public Service Company, Citizens Utilities Company, and several electric cooperatives. However, electric cooperatives will be permitted to request a modification to the proposed phase-in schedule in order to preserve their tax exempt status or to modify power supply arrangements and related loan agreements. Each of the Affected Utilities will be eligible to offer electric service to customers of other certificated entities within Arizona. Participation in competitive retail markets by other electric utilities which are not regulated by the ACC, such as the Salt River Project and certain municipal utilities, will be permitted under the rules on a similar reciprocal basis (i.e., their service territories would be similarly open to competing service providers).

     The rules require new market entrants to obtain a certificate of convenience and necessity from the ACC prior to offering retail electric service. New market entrants will be required to demonstrate adequate technical and financial capabilities to the ACC prior to certification. In addition, all competitive market participants, including Affected Utilities, will be required to obtain at least one-half of one percent of the energy sold competitively in the Arizona retail market from new solar generating resources by January 1, 1999. This required percentage will increase to one percent on January 1, 2002. New solar resources are defined under the proposed rule as photovoltaic or solar thermal resources that are installed on or after January
1, 1997.   Electric service providers not in compliance with these solar resource standards will be subject to a penalty of up to 30 cents per kWh to be applied to the kWh deficiency in solar energy provided.

     On January 10, 1997, the Company filed with the ACC a motion for reconsideration and request for stay of the rules. The motion was filed in order to provide the ACC with an opportunity to remedy certain procedural and substantive deficiencies in the rules identified by the Company. Concerns expressed by the Company in its motion included the potential impact on system reliability, mechanisms for stranded cost quantification and recovery, the ability to compete fairly with public power entities and recipients of federal preference power, and certain legal deficiencies which would likely result in legal appeals and litigation. On January 30, 1997, the Company's motion for reconsideration was deemed denied by the ACC by operation of law. On February 28, 1997, the Company filed an appeal of the ACC order in both the Arizona
Superior Court and the Arizona Court of Appeals.   At the present time, the
Company is unable to predict the outcome of the appeals or the effects such rules, in their present form, would have on the Company's future results of operations.

     The Arizona Legislature is also investigating the potential merits of retail electric competition. Legislation was passed in 1996 requiring the establishment of a joint legislative study committee on electric industry competition. This committee is charged with studying and making recommendations
on a wide variety of issues related to electric industry competition.   The
committee is to complete a report to the legislature no later than December 31, 1997. Such report is to contain a proposal for electric utility competition for implementation by December 31, 1999. An advisory committee on electric industry competition was also created, consisting of members representing electric consumers, electric utilities, various State offices and agencies, and other interested parties. The Company has a representative on such advisory committee who is actively participating as a committee member.

     Bills pertaining to electric utility competition have recently been filed in the Arizona Legislature. One of these bills, House Bill 2202, contains various provisions relating to electric industry restructuring including, among other things, standards for retail electric competition, electric utility restructuring plans, retail customer choice and supplier registration. Another bill, House Bill 2213, would require the ACC to establish a pilot program for the purpose of determining the implications of retail competition in the electric industry. The Company is closely monitoring legislative activity related to these bills and other proposed legislation that could affect the Company.

     The Company cannot predict whether or not there will be competing initiatives on industry restructuring from both the ACC and the Arizona Legislature. However, the Company believes that certain matters contained in the ACC's rules on retail competition may require legislative changes, while other matters may require constitutional amendments. The Company will continue to assess the likely impact of the ACC's rules on retail competition, proposed legislation on retail competition, and other potential market reforms on the Company. At the present time the Company is unable to predict the ultimate impact of increased wholesale and retail competition on the Company's future results of operations. See Accounting for the Effects of Regulation below, and
Note 1 of Notes to Consolidated Financial Statements, Nature of Operations and Summary of Significant Accounting Policies, Accounting for the Effects of Regulation for a discussion of the potential impact of increased competition on the Company's accounting policies.


HOLDING COMPANY PROPOSAL

     In 1995, the Company sought approvals to establish through a one-for-one share exchange a new corporate structure in which the Company would have been a subsidiary of a new holding company. The Company sought to establish a holding company structure because the Company believes that it is in the best interests of its shareholders for the Company to participate in various segments of the evolving and expanding electric energy business. The Company believes that such participation would be enhanced by the holding company structure, a structure commonly used in the electric industry and other industries to conduct different lines of business. In May 1995, shareholders of the Company approved the proposed holding company.

     However, in addition to shareholder approval, implementation of the holding company plan was conditioned upon receiving approval from the ACC and the FERC. In February 1995, the Company filed a Notice of Intent to Form a Holding Company with the ACC. In February 1996, the ACC denied the formation of a holding company, and instead granted the Company a waiver giving the Company the authority to invest in subsidiaries that will engage in energy-related projects. See Investments in Energy-Related Ventures below. As a result of the ACC order, the Company did not establish the holding company structure and withdrew its holding company application with the FERC.

     Since the Company believes that a holding company structure would be beneficial, the Company may file another application with the ACC in 1997 for approval of a holding company structure. If the requisite regulatory approvals are received, then the Company would likely effect the one-for-one share exchange described above. It is likely that no further Shareholder approval would be required to effect such share exchange.

    If the holding company structure were to be established, substantially all of its assets initially following the share exchange would consist of the Company's Common Stock. The holding company would rely primarily on funding sources other than TEP to fund its operations and to capitalize affiliate companies because the Company is currently prohibited from paying dividends (see Dividends on Common Stock below) and because the Company may be prohibited from making investments in the holding company or affiliated companies. Also, the ACC's affiliated interest rules would limit certain transactions between the holding company and the Company unless approved by the ACC. Accordingly, funds for the holding company would be limited until the holding company obtains outside financing or until the affiliate companies are able to pay cash dividends to the holding company. The Company is reviewing various methods for the holding company to obtain outside financing, including the issuance of new equity by the holding company.

     In the unlikely event the holding company incurs liabilities in excess of cash flow available from the Company, the affiliate companies or outside financings, the holding company might not have sufficient cash available to meet such liabilities. Under such circumstances the Company may be required to seek waivers of the provisions of certain of its credit agreements and leases and the affiliated interest rules in order to permit the Company to provide interim financing to the holding company. There can be no assurance that a holding company structure will be effected in the future, that the holding company will be able to obtain outside financing, or that the Company would be able to obtain necessary waivers if so required.


INVESTMENTS IN ENERGY-RELATED VENTURES

     The Company has established four wholly-owned subsidiaries for the purpose of pursuing various energy-related investment opportunities. In 1995,the Company established Nations Energy Corporation for the purpose of investing in independent power projects in the domestic and foreign energy markets. In September 1995, Nations Energy and Trigen Energy Corporation formed a limited partnership which purchased Coors Brewing Company's energy production assets. Nations Energy has a 49% interest in such partnership. In 1996, a wholly-owned subsidiary of Nations Energy acquired an ownership interest in two companies located in the Czech Republic for the purpose of participating in a power project to be developed near the City of Kladno, Czech Republic. This project involves the upgrading and expansion of an existing coal-fired thermal and electric generating plant. Participation in this project will require additional capital investment by Nations and related investment authority from the ACC. In addition to these projects, Nations Energy is presently evaluating several other investment opportunities in the domestic and foreign energy markets.

     In May 1996 the Company established Advanced Energy Technologies, Inc. (formerly known as TEP Solar Energy Corporation). This wholly-owned subsidiary is responsible for developing renewable energy and distributed generation technologies, and in 1996 it acquired a 50% ownership interest in Global Solar Energy, LLC, an Arizona corporation recently formed for the purpose of developing and manufacturing flexible thin-film photovoltaic cells. Commercial production of photovoltaic cells is presently scheduled to commence in mid-1997. Global Solar's manufacturing facility is initially expected to produce up to 1,500 kW of product, or approximately 255,000 square-feet of photovoltaic material, per year.

     SWPP Investment Company was formed in 1996 for the purpose of holding an ownership interest in a business engaged in the manufacture and sale of concrete power poles. Although SWPP has yet to acquire such ownership interest, the Company currently has a contract with a Mexican corporation for the distribution and sale of concrete power poles in the United States.

     In January 1997, the Company established another wholly-owned subsidiary
known as Southwest Energy Solutions, Inc.   It is anticipated that Southwest
Energy will provide a variety of ancillary energy services to retail electric consumers. Southwest Energy will likely focus its initial marketing efforts on electric energy consumers in southern Arizona.

     In addition to the activities currently underway or planned for each of these subsidiaries, the Company continues to evaluate potential investment opportunities in other energy-related markets. For example, the Company currently has a consulting services contract with New Energy Ventures Inc.
(NEV), a California corporation. NEV, which recently obtained a Federal Power Marketer's license from the FERC, is a buyer's agent providing load aggregation and advisory services to energy consumers located primarily in California. The Company has a currently exercisable option (through February 1998) to purchase for a nominal amount a 50% interest in NEV.

     In comparison to the Company's large investment in regulated utility assets, the Company's current investments in Nations Energy, Advanced Energy, SWPP and Southwest Energy are not material in terms of recorded assets or net
income.   As of December 31, 1996, the Company's Consolidated Balance Sheet
reflected an investment in energy-related ventures of approximately $22 million (included in Investments and Other Property). However, depending on the nature of future investment opportunities, and the ability of the Company to make additional investments as determined by the ACC and in certain credit agreements, the Company expects to make additional investments in these subsidiaries and in other energy-related ventures. Over time, such additional investments may have a material impact on the Company's future cash flow and profitability. Pursuant to an ACC order issued in February 1996, the Company is permitted to invest in subsidiaries that engage in energy-related projects in an amount equal to the lesser of $25 million or the maximum amount allowed by the MRA. To the extent that the Company obtains further authority from the ACC, the Company would be authorized to expend additional funds. This investment authority is subject to the conditions that (i) the total amount permitted to be invested in such projects shall not exceed $50 million annually, (ii) 60% of net profits from such projects be applied to repay the Company's debt, and (iii) total investment in such projects does not exceed 15% of the Company's capitalization. Under the MRA, the Company's capital investments are restricted to assets which are related to the utility business, and are limited in size by a ceiling on total capital expenditures and investments. The Company is currently reviewing different alternatives for funding investments in energy-related ventures.


RESULTS OF OPERATIONS

     In 1996, the Company had net income of $120.9 million or $3.76 per average share of common stock compared with $54.9 million or $1.71 per average share of common stock in 1995 and $20.7 million or $0.65 per average share of common stock in 1994.

     The improvement in earnings in 1996 was due primarily to the recognition of substantial non-cash income tax benefits as well as from increased sales and revenues, reduced operating and capital costs, and a reversal of loss provision involving the Company's non-energy related subsidiaries.

    RESULTS OF UTILITY OPERATIONS

       SALES AND REVENUES

     Retail sales and revenues are affected principally by price changes, consumption and growth factors. In 1996, the increase in retail revenues was mostly due to customer growth and increased customer consumption. The average number of retail customers grew by 3.0% in 1996. Warmer temperatures and an increase in industrial energy consumption also contributed to higher energy sales on a per customer basis in 1996 relative to 1995. Although prices increased due to the implementation of a 1.1% retail rate increase on March 31, 1996, the impact on revenues was small compared to the impact of customer growth and the increase in customer consumption.

     Revenues from sales to retail customers increased 6.4% in 1996 compared with 1995 and 0.6% in 1995 compared with 1994. The following table identifies the components of the increases in 1996 and 1995:

                                                      1996      1995
                                                      ====      ====
                                                - Millions of Dollars -

                 1994 Price Change                    $ 0        $ 3
                 1996 Price Change                      6          0
                 Consumption Change                    14        (13)
                 Customer Growth                       16         13
                                                      ---        ---
                 Increase in Retail Revenues         $ 36        $ 3



     KWh sales to retail customers increased by 5.1% in 1996 compared with 1995. The kWh sales increase resulted from an increase in the average number of retail customers and increased usage due to higher industrial energy consumption and warmer temperatures in 1996 compared with 1995. Based on cooling degree days, a commonly used measure in the electric industry that is calculated by subtracting 75 from the average of the high and low daily temperatures, the Tucson area registered an approximate 10% increase in such cooling degree days for 1996 compared with 1995, and a 5% increase in such cooling degree days for 1996 compared with the 10 year average for the same period from 1986 to 1995. Specifically, cooling degree days were 1,488, 1,354, and 1,415 for 1996, 1995, and the 10 year average, respectively. The Company had 306,773 retail customers on average in 1996. KWh sales in 1995 compared with 1994 increased as a result of a 2.9% increase in the average number of customers, partially offset by reduced consumption due to cooler temperatures.

     Revenues from sales to retail customers increased in 1996 compared with 1995 due to higher kWh sales discussed above and the rate increase allowed under
the 1996 Rate Order.   In 1995, revenues increased 0.6% over 1994 due to
slightly higher kWh sales and a full year of increased prices resulting from the 1994 Rate Order.

     The Company makes sales for resale to the extent capacity is not needed for providing energy to the Company's retail customers. Rates for such sales are substantially below rates determined on a fully allocated cost of service basis, but, in all instances, rates exceed the level necessary to recover fuel and other variable costs. KWh sales for resale increased by 46% in 1996 compared to
1995.   This increase was attributable to several factors: the availability of generating capacity which was out of service for planned maintenance during 1995; higher regional loads due to warmer weather conditions in the second quarter of 1996; higher demands for power generated in the southwestern United States due to a reduction in power transfer capability between the Pacific Northwest and California during the third quarter of 1996; and higher natural gas prices which contributed to increased sales of surplus coal-fired energy. Revenues from sales for resale increased by 11% in 1996 compared to 1995. Such revenues did not increase proportionately with the increase in kWh sales due to the loss of demand revenues attributable to the expiration of a firm power sale agreement with Nevada Power Company in December 1995.

     In 1995, revenues from sales for resale decreased by 24% compared with 1994 as a result of lower sales and lower spot market prices. Energy sales in 1995 were affected by lower regional loads attributable to mild weather conditions and increased availability of lower cost hydroelectric power in the western United States.

    OPERATING EXPENSES

     Fuel and Purchased Power expense increased in 1996 compared with 1995 due to increased kWh sales and a one-time $12.2 million reduction to fuel expense recorded in 1995. This one-time non-cash reduction to fuel expense was related to the satisfaction of certain fuel contract provisions. Fuel and purchased power expense decreased in 1995 compared with 1994 as a result of lower generation requirements in 1995 than in 1994, the one-time $12.2 million reduction to fuel expenses in 1995, and lower incremental fuel costs resulting from fuel contracts negotiations. Excluding deferred fuel expenses and the one-time $12.2 million reduction to fuel expenses in 1995, the average cost of fuel per kWh generated was 1.83 cents, 1.77 cents and 1.80 cents for 1996, 1995 and 1994, respectively. Such fuel costs include costs associated with the Springerville coal handling facilities and have been restated to reflect the merger of Valencia into the Company in May 1996.

     Maintenance and Repairs expense was lower in 1996 than in 1995 due primarily to overhaul work performed at the San Juan and Springerville stations in 1995.

     Depreciation and Amortization expense increased in 1996 relative to 1995 due to the amortization of additional Springerville Unit 2 rate synchronization costs which are being recovered over a three year period pursuant to the 1996 Rate Order. See Note 2 of Notes to Consolidated Financial Statements, 1996 Rate Order.

     Employee Severance Plan Expense - Net of $10.6 million in 1996 reflects implementation of the Company's Voluntary Severance Plan in the second quarter of 1996 and related pension settlements. The VSP, which was offered to nearly all of the Company's employees in May 1996, was accepted by approximately 200 employees, or 15% of the total workforce.

     Income tax expense increased in 1995 compared with 1994 because the Company's operations produced taxable operating income for the first time since 1988.

   OTHER INCOME (DEDUCTIONS)

     Income Tax benefits included in Other Income (Deductions) increased in 1996 compared with 1995 due primarily to the recognition of non-cash income tax benefits associated with the current and expected future utilization of federal and state net operating loss carryforwards generated in prior periods. Such recognized benefits totaled $88.6 million in 1996 and $23.3 million in 1995.
The recognition of such benefits in 1995 also caused total income tax benefits to be higher in 1995 compared with 1994. In 1994 the Company was in a net operating loss carryforward position and generating tax losses; therefore, the income tax benefits included in the Consolidated Statements of Income for 1994 reflected only ITC amortization. See Income Tax Position below.

     A Reversal of Loss Provision in the amount of $8.5 million was recorded in the third quarter of 1996. The reversal of loss provision relates to the satisfaction by the Company's non-energy related subsidiaries of approximately $8.5 million of short-term debt obligations through the assignment of certain finance receivables held by such subsidiaries. See Note 5 of Notes to Consolidated Financial Statements, Long and Short-Term Debt and Capital Lease Obligations, Short-Term Debt, Investment Subsidiaries.

   INTEREST EXPENSE

     Interest Expense on Long-Term Debt decreased in 1996 compared with 1995 due to a reduction in the average amount of debt outstanding and due to lower interest rates on the Company's variable rate debt obligations. The weighted average interest rate on the Company's tax exempt variable rate debt obligations was 3.5% in 1996 and 3.9% in 1995.


ACCOUNTING FOR THE EFFECTS OF REGULATION

     The Company prepares its financial statements in accordance with the provisions of FAS 71. This statement requires a cost-based rate-regulated utility to reflect the effect of regulatory decisions in its financial statements. In certain circumstances, FAS 71 requires that certain costs and/or obligations be reflected in a deferral account in the balance sheet and not be reflected in the statement of income or loss until matching revenues are recognized. Therefore, the Company's Consolidated Balance Sheets at December 31, 1996 and 1995 contain certain line items (for example, Deferred Debits - Regulatory Assets and MSR Option Gain Regulatory Liability, Accumulated Deferred Investment Tax Credits Regulatory Liability, and Other Regulatory Liabilities) solely as a result of the application of FAS 71. In addition, a number of line items in the Company's Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994 also reflect the application of FAS 71. See
Note 1 of Notes to Consolidated Financial Statements, Nature of Operations and Significant Accounting Policies, Accounting for the Effects of Regulation.

     If at some point in the future the Company determines that all or a portion of the Company's regulated operations no longer meet the criteria for continued application of FAS 71, the Company would be required to adopt the provisions of FAS 101 for that portion of the operations for which FAS 71 no longer applied. Adoption of FAS 101 would require the Company to write off its regulatory assets and liabilities as of the date of adoption of FAS 101 and would preclude the future deferral in the balance sheet of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future. Based on the balances of the Company's regulatory assets and liabilities as of December 31, 1996, the Company estimates that future adoption of FAS 101 for all of the Company's regulated operations would result in an extraordinary loss of $157 million, which includes a reduction for the related deferred income taxes of $81 million. The Company's cash flows would not be affected by the adoption of FAS 101.

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

     Under the applicable provisions of amendments to the Arizona General Corporation Law, in effect starting in 1996, a company is permitted to make distributions to shareholders unless, after giving effect to such distribution, either (i) the company would not be able to pay its debts as they come due in the usual course of business, or (ii) the company's total assets would be less than the sum of its total liabilities plus the amount necessary to satisfy any liquidation preferences of shareholders with preferential rights. The Company is not currently prevented from declaring and paying a dividend under such provisions.

     The Company's ability to pay a dividend is restricted by certain covenants of the General First Mortgage. So long as certain series of First Mortgage Bonds (aggregating $184 million in principal amount) are outstanding, these covenants restrict the payment of dividends on Common Stock if certain cash flow coverage and retained earnings tests are not met. The cash flow coverage test would prevent the Company from paying dividends on its Common Stock until such time as the Company's cash flow coverage ratio, as defined therein, is greater or equal to a ratio of 2 to 1, and the retained earnings test would permit dividend payments if the Company has positive retained earnings rather than an accumulated deficit. As of December 31, 1996, the Company had a cash flow coverage ratio in excess of 2 to 1 and the Company's accumulated deficit was $506 million. Such covenants will remain in effect until the First Mortgage Bonds of such series have been paid or redeemed. The latest maturity of such First Mortgage Bonds is in 2003.

     The MRA contains a dividend restriction based on the amount of retained earnings. Such restriction will no longer apply if (i) the Renewable Term Loan and the Revolving Credit have been paid in full and the commitments relating thereto have been terminated and (ii) the Company's senior long-term debt is rated investment grade. At February 28, 1997, there was no outstanding balance due under the Renewable Term Loan, and to date no amounts have been borrowed under the Revolving Credit. Commitments relating to such facilities permit the Company to borrow $164 million under the Renewable Term Loan and $50 million under the Revolving Credit. The Company's senior long-term debt is currently rated below investment grade.

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

     In addition to such restrictive covenants, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. It is unclear whether such provisions of the Federal Power Act restrict the Company from paying dividends.


  LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS

     Due to growth in retail sales and cost containment efforts, the Company's net cash flows from continuing operations were more than sufficient, in all three years from 1994 to 1996, to cover all construction expenditures and debt maturities.

     Net cash flows from continuing operating activities increased in aggregate by $32 million in 1996 compared with 1995 due primarily to a $38 million increase in cash receipts from retail customers, an $8 million decrease in interest paid (net of amounts capitalized), and a reduction of $18 million in taxes paid (net of amounts capitalized). The reduction in taxes paid was mainly attributable to a $14.6 million tax payment in 1995 made by the Company in connection with an appeal of a transaction privilege tax assessment (see Note 6 of Notes to Consolidated Financial Statements, Commitments and Contingencies ). These increases to net cash flows were partially offset by a $13 million increase in fuel and purchased power payments, a $10 million increase in wages paid (net of amounts capitalized), a $5 million reduction in net cash flows derived from sales and purchases of emission allowances, and the establishment of a $4.5 million low income customer assistance fund required by the 1996 Rate Order. The increase in fuel and purchased power payments was mainly attributable to increased energy sales, while the increase in wages paid was due primarily to implementation of the Company's Voluntary Severance Plan in the second quarter of 1996.

     Net cash outflows from investing activities decreased in aggregate by $10 million in 1996 compared with 1995 due primarily to the May 1995 purchase of approximately $18 million of Springerville Unit 1 lease debt securities. This decrease in net cash outflows was partially offset by a $7 million increase in construction expenditures in 1996 compared with 1995.

     Net cash outflows from financing activities decreased in aggregate by $166 million in 1996 compared with 1995 due to lower debt principal repayments and the receipt of loan proceeds related to the May 1996 issuance of pollution control bonds by the Pollution Control Corporation of Coconino County, Arizona. See Financing Developments below. Payments toward the retirement of capital lease obligations increased by $19 million due primarily to a scheduled $23.8 million lease payment on Irvington Unit 4 made in July 1996. Lease payments on Irvington Unit 4 totaled $28.0 million during 1996, compared with $8.5 million in 1995. Future scheduled lease payments on Irvington Unit 4 average approximately $13 million per year through the end of the lease term in 2011.

     During 1997, the Company expects to generate sufficient internal cash flows to fund its continuing operating activities and construction expenditures. However, the Company's cash flows are subject to variation due to changes in wholesale revenues, changes in short-term interest rates, and other factors. For example, an increase in short-term interest rates of 100 basis points (1%) would result in an approximate $10 million increase in annual interest payments. If cash flows were to fall short of expectations, the Company would rely on existing cash balances, borrowings under the Renewable Term Loan and, if necessary, borrowings under the Revolving Credit.

     As a result of activities described above, the Company's cash and cash equivalents increased by $45 million or 53% from the 1995 year-end balance of $85 million to the 1996 year-end balance of $130 million. The Company's cash balance including cash equivalents at March 4, 1997, was approximately $82 million. Cash balances are invested in investment grade, money-market securities with an emphasis on preserving the principal amounts invested.


   FINANCING DEVELOPMENTS

     In May 1996, the Pollution Control Corporation of Coconino County, Arizona issued $16.7 million aggregate principal amount of its Series A pollution control revenue bonds for the benefit of the Company. The proceeds from this issuance have been loaned to the Company to reimburse the Company for expenditures related to the Company's interest in pollution abatement facilities at the Navajo Generating Station.

     In May 1996, the Pollution Control Corporation of Coconino County, Arizona also issued $14.7 million aggregate principal of its Series B pollution control refunding revenue bonds for the benefit of the Company. The proceeds from this issuance have been loaned to the Company and were used on June 14, 1996, to redeem all of the Company's 1975 Series A pollution control revenue bonds (8.25% due in 2005) then outstanding.

     In February 1996, the Company retired upon maturity the $10 million balance
of 4.875% first mortgage bonds then outstanding.   The Company retired an
additional $1.6 million of long-term debt during 1996 due to scheduled sinking fund payments.

     In January 1997, the Company obtained a tax-exempt volume cap allocation from the state of Arizona. The Company's allocation is for $20 million to be issued by the Pollution Control Corporation of the county of Coconino in Arizona, for the benefit of the Company. The Company intends to issue such bonds by May 1997. If the Company were to fail to issue the bonds by such time, the Company would lose its volume cap allocation. The proceeds will be used to reimburse the Company for expenditures relating to the Company's interest in
pollution control facilities at the Navajo Generating Station.   See
Construction Expenditures below.   In conjunction with the planned issuance of
pollution control bonds, the Company may also decide to refund certain existing tax-exempt bonds and/or convert certain variable rate bonds to a fixed rate of interest. The Company filed a financing application with the ACC on February 28, 1997, to request approval for the issuance of new tax-exempt bonds and for the refunding of certain existing tax-exempt bonds.

     Subsequent to December 31, 1996, the Company repaid the outstanding Renewable Term Loan balance of $31 million.


   SHORT-TERM CREDIT FACILITIES

       REVOLVING CREDIT

     Under the MRA, the Banks provided a $50 million Revolving Credit for working capital purposes. To date, the Company has not borrowed any funds under the $50 million Revolving Credit. The Revolving Credit has a termination and maturity date of December 31, 1999, and borrowings, if any, thereunder bear interest at a variable rate based upon, at the option of the Company, either (i) prime rate or (ii) an adjusted eurodollar rate plus a percentage of 1.5% during 1997 and 2% in 1998 and 1999. The Company is required to repay loans under the Revolving Credit in full for at least 30 consecutive days in each twelve-month period prior to November 30 of each year. The annual commitment fee for the Revolving Credit equals 0.5% of the unused portion. The Revolving Credit is secured and contains restrictive covenants. See Restrictive Covenants below.

     OTHER

     The balance of $3.6 million of short-term debt of the non-energy related subsidiaries as of December 31, 1996, was associated with wholly-owned subsidiaries indirectly owned by SRI. Such debt is reflected in Short-Term Debt and is without recourse to SRI or the Company.


  INCOME TAX POSITION

     At December 31, 1996, the Company had, for federal income tax purposes, approximately $489 million of net operating loss carryforwards expiring in 2004 through 2009 and $96 million of alternative minimum tax loss carryforwards expiring in 2006 through 2008. For state income tax purposes, the Company has approximately $79 million of net operating loss carryforwards expiring in 1997 through 1999. In addition, for federal income tax purposes the Company has $26 million of unused ITC, the use of which will expire during 2002 through 2005, $11 million of capital loss carryforwards which expire during 1997 through 1999, and $4 million of alternative minimum tax credit which will carry forward to future years.

     Due to the Company's Financial Restructuring, the Company experienced a change in ownership under section 382 of the Internal Revenue Code in December 1991. As a result of that change, for federal income tax purposes the amount of the taxable income for any post-change year which may be offset by pre-change net operating losses will be limited based on the value of the Company on the ownership change date. The Company estimates an annual limitation of such offset by prechange losses of approximately $23 million. The total limitation may be increased to the extent of gain recognized on sales of assets whose fair market value was greater than tax basis at the ownership change date, thereby representing a built-in-gain as of that date. The limitation may increase by built-in-gain recognized within a period of five years after the change in ownership. During 1992 through 1996, the limitation increased by approximately $102 million of built-in-gain recognized due to asset sales. Unused limitation may be carried forward until the pre-change tax attributes expire. At December 31, 1996, the Company had pre-change federal net operating loss, ITC, and alternative minimum tax loss carryforwards of approximately $333 million, $26 million and $63 million, respectively. Such amounts are included in the amounts disclosed in the preceding paragraph.

     For financial statement purposes, the Company recognized in 1996 and 1995 income tax benefits of $89 million and $23 million, respectively, related to the current and expected future utilization of the federal and state carryforwards which are included in Income Taxes in Other Income (Deductions) in the Consolidated Statements of Income. The recognition of these benefits results from a revision in the estimated amount of NOLs that the Company believes are likely to reduce future taxable income. The Company recognizes benefits related to prior period NOLs based on changes in the estimated amount of NOLs that, in the Company's judgment, are more likely than not to be realized in the future.
A significant factor, among others, considered in estimating such amount is the three year historical average book income before taxes.

     If the Company's operating results continue to improve, the three year historical average net book income would continue to increase. Correspondingly, for financial statement purposes the Company would likely recognize NOL benefits totaling up to approximately $45 million over the next two years relating to prior period NOLs unrecognized at December 31, 1996. The amount of NOL benefits recognized in periods subsequent to 1996, if any, and the timeframe in which such benefits are recognized, may vary significantly from the estimates described in this paragraph. In addition, in future periods when such NOLs are utilized for federal income tax purposes to offset taxable income, income tax expense shown on the Company's Consolidated Statements of Income will not be reduced to reflect such utilization.


  RESTRICTIVE COVENANTS

    GENERAL FIRST MORTGAGE COVENANTS

     The Company's General First Mortgage places limits on the amount of additional First Mortgage Bonds which can be issued. Under the General First Mortgage, the Company may issue additional First Mortgage Bonds (a) to the extent of 60% of net additions to utility property if net earnings, as defined therein, for a specified period of 12 consecutive calendar months out of the 15 calendar months preceding the date of issuance are at least two (2.0) times the annual interest requirements on all First Mortgage Bonds to be outstanding and
(b) to the extent of the principal amount of retired bonds. The net earnings test specified in clause (a) above generally need not be satisfied prior to the issuance of bonds in accordance with clause (b) above unless (x) (i) the new bonds are issued within one year after the issuance of, or more than two years prior to the stated maturity of, the retired bonds and (ii) the new bonds bear a greater rate of interest than the retired bonds or (y) the new bonds are issued in respect of retired bonds the interest charges on which have been excluded from any net earnings certificate filed with the indenture trustee since the retirement of such bonds. At December 31, 1996, the Company had the ability to issue approximately $105 million of new First Mortgage Bonds on the basis of property additions, as described above, and, in addition, the Company had the ability to issue approximately $101 million of new First Mortgage Bonds on the basis of retired bonds. However, issuance of such amounts may be limited by MRA covenants. See Additional Restrictive Covenants below.

     See Dividends on Common Stock above for a discussion of restrictions on the payment of Common Stock dividends under the General First Mortgage.


   GENERAL SECOND MORTGAGE COVENANTS

     The General Second Mortgage establishes a second mortgage lien on and security interest in substantially all of the utility assets of the Company, subordinate only to the first mortgage lien and security interest. At December 31, 1996, $50 million of such General Second Mortgage bonds had been issued and provided to the Banks as collateral for the Revolving Credit and, subsequent to January 2, 1997, subject to certain conditions, the Renewable Term Loan and the Replacement Reimbursement Agreement.

     The Company's General Second Mortgage allows the issuance of additional Second Mortgage Bonds under certain circumstances. The Company may issue additional Second Mortgage Bonds (a) to the extent of 70% of net additions to utility property if net earnings as defined therein, for a specified period of 12 consecutive calendar months within the 16 calendar months preceding the date of issuance are at least one and three-quarter (1-3/4) times the annual interest requirements on all First Mortgage Bonds and Second Mortgage Bonds to be outstanding and (b) to the extent of the principal amount of retired Second Mortgage Bonds and First Mortgage Bonds. Issuance of Second Mortgage Bonds on the basis of an amount of retired First Mortgage Bonds reduces by the same amount of First Mortgage Bonds which could be issued under the General First Mortgage on the basis of retired bonds. The net earnings test specified in clause (a) above generally need not be satisfied prior to the issuance of bonds in accordance with clause (b) above unless (x) (i) the new bonds are issued within one year after the issuance of, or more than two years prior to the stated maturity of, the retired bonds and (ii) the new bonds bear a greater rate of interest than the retired bonds or (y) the new bonds are issued in respect of retired bonds the interest charges on which have been excluded from any net earnings certificate filed with the indenture trustee since the retirement of such bonds. At December 31, 1996, the amount of net additions and retired bonds would permit (and the net earnings test would not prohibit) the issuance of $300 million aggregate principal amount of new Second Mortgage Bonds (at an assumed interest rate of 11% per annum). The issuance of such amount of Second Mortgage Bonds assumes that the $206 million of First Mortgage Bonds available to be issued at December 31, 1996 would be issued first at a rate of 10%. However, issuance of such amounts may be limited by MRA covenants. See Additional Restrictive Covenants below.


   ADDITIONAL RESTRICTIVE COVENANTS

     In addition to the prepayment provisions described above, the MRA contains a number of restrictive covenants including, but not limited to, covenants limiting, with certain exceptions, (i) the incurrence of additional indebtedness, including lease obligations, or the prepayment of existing indebtedness, or the guarantee of any such indebtedness, (ii) the incurrence of liens, (iii) the sale of assets or the merger with or into any other entity,
(iv) the declaration or payment of dividends on Common Stock or any other class of capital stock, (v) the making of capital expenditures beyond those contemplated in the Company's 1992 ten-year capital budget, and (vi) the Company's ability to enter into sale-leaseback arrangements, operating lease arrangements and coal and railroad arrangements. All of these restrictive covenants described above, other than (i), (iv) and (vi), will be in effect until at least December 1997. The covenants described in (i), (iv) and (vi) will cease to be binding on the Company when both the Renewable Term Loan and the Revolving Credit are paid in full and commitments thereunder terminate and the Company's senior long-term debt is rated investment grade. In addition, the Company is required pursuant to the MRA to maintain an interest coverage ratio of (a) operating cash flows plus interest paid to (b) interest paid, through the year 2003, ranging from 1.50 to 1 in 1996 and gradually increasing to 2 to 1 in 2000 continuing through the year 2003. For the year ended December 31, 1996, the Company's MRA interest coverage ratio was 3.15 to 1. With respect to dividends, until the Renewable Term Loan and the Revolving Credit are paid in full and commitments thereunder terminate, and the Company's senior debt is rated investment grade, the MRA incorporates a restrictive covenant similar to that currently in the General First Mortgage. Such restrictive covenant limits the Company's ability to pay dividends on Common Stock until it has positive retained earnings (through future earnings or otherwise) rather than an accumulated deficit (such accumulated deficit was $506 million at December 31, 1996. (See Dividends on Common Stock for a discussion of the effects of such covenants on the Company's ability to declare or pay dividends.)


  CONSTRUCTION EXPENDITURES

     Estimated construction expenditures of the Company, including AFDC, for the five years 1997 through 2001, respectively, are $91 million, $80 million, $53 million, $52 million and $48 million. These amounts include the following: $195 million for transmission and distribution facilities in the Tucson area; $17 million for expenditures which are necessary to upgrade pollution control facilities at Navajo (see Item 1., Business, Environmental Matters, Navajo Generating Station); $20 million for expenditures associated with the pollution control facilities at San Juan (see Item 1., Business, Environmental Matters, San Juan Generating Station); $8 million for purchasing generation equipment currently being leased by the Company; and $84 million for modifications to existing production facilities. These estimated construction expenditures include costs to comply with current federal and state environmental regulations. All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may vary from these estimates due to factors such as changes in business conditions, construction schedules and environmental requirements. Due to restrictive covenants contained in the MRA regarding the incurrence of additional indebtedness, the Company will likely fund these construction expenditures and any additional investments in energy-related subsidiaries through internally generated funds, the issuance of tax-exempt debt (when available), the issuance of Common Stock (as appropriate), and/or reductions in cash and cash equivalents.

     Also, see Notes 5 and 6 of Notes to Consolidated Financial Statements, Long and Short-Term Debt and Capital Lease Obligations, and Commitments and Contingencies, respectively.


  SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

     The Company is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of the Company in this Annual Report on Form 10-K. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

     Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, some of the important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

1. Effects of restructuring initiatives in the electric industry and other energy-related industries.

2. Changes in economic conditions, demographic patterns and weather conditions in the Company's retail service area.

3. Changes affecting the Company's cost of providing electrical service including, but not limited to, changes in fuel costs, generating unit operating performance, interest rates, tax laws, environmental laws, and the general rate of inflation.

4. Changes in governmental policies and regulatory actions with respect to allowed rates of return, financings, and rate structures.

5. Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

6. Changes in accounting principles or the application of such principles to the Company.


    ITEM 8. -- CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14, page 66, for a list of the Consolidated Financial Statements which are included in the following pages. See Note 9 of Notes to Consolidated Financial Statements.


INDEPENDENT AUDITORS' REPORT
----------------------------

TUCSON ELECTRIC POWER COMPANY AND ITS STOCKHOLDERS

We have audited the accompanying consolidated balance sheets and statements of capitalization of Tucson Electric Power Company and its subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Tucson, Arizona
January 27, 1997






CONSOLIDATED STATEMENTS OF INCOME         For the Years Ended December 31,
                                             1996        1995       1994
                                               - Thousands of Dollars -
Operating Revenues
 Retail Customers                        $ 611,564   $ 574,925   $ 571,433
 Amortization of MSR Option Gain
  Regulatory Liability                      20,053      20,053      20,053
 Sales for Resale                           84,256      75,591      99,987
                                         ----------  ----------  ----------
    Total Operating Revenues               715,873     670,569     691,473
                                         ----------  ----------  ----------
Operating Expenses
 Fuel and Purchased Power                  208,808     167,989     204,668
 Capital Lease Expense                     104,087     105,368     102,994
 Amortization of Springerville
  Unit 1 Allowance                         (29,090)    (28,432)    (26,204)
 Other Operations                           97,555      99,883     101,823
 Maintenance and Repairs                    36,449      41,801      44,781
 Depreciation and Amortization              98,246      93,136      90,909
 Taxes Other Than Income Taxes              61,902      58,733      57,718
 Employee Severance Expense - Net           10,555           -           -
 Income Taxes                                9,795       8,920         (91)
                                         ----------  ----------  ----------
    Total Operating Expenses               598,307     547,398     576,598
                                         ----------  ----------  ----------
      Operating Income                     117,566     123,171     114,875
                                         ----------  ----------  ----------
Other Income (Deductions)
 Income Taxes                               91,950      29,356       4,820
 Reversal of Loss Provision                  8,472           -           -
 Interest Income                             6,271       8,222       7,556
 Deferred Springerville Unit 2 Carrying
  Costs                                        286       1,127       1,133
 Other Income (Deductions)                  (1,020)      2,826         489
                                         ----------  ----------  ----------
    Total Other Income (Deductions)        105,959      41,531      13,998
                                         ----------  ----------  ----------
Interest Expense
 Long-Term Debt                             59,647      69,174      69,353
 Interest Imputed on Losses Recorded at
  Present Value                             32,599      32,633      32,280
 Other Interest Expense                     11,721       9,113       7,591
 Allowance for Borrowed Funds Used
  During Construction                       (1,294)     (1,123)     (1,091)
                                         ----------  ----------  ----------
    Total Interest Expense                 102,673     109,797     108,133
                                         ----------  ----------  ----------
(continued on next page)


CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                          For the Years Ended December 31,
                                             1996        1995       1994
                                               - Thousands of Dollars -

Net Income                               $ 120,852   $  54,905   $  20,740
                                         ==========  ==========  ==========
Average Shares of
 Common Stock Outstanding (000)             32,134      32,138      32,145
                                         ==========  ==========  ==========
Net Income per Average Share             $    3.76   $    1.71   $    0.65
                                         ==========  ==========  ==========


See Notes to Consolidated Financial Statements.
































CONSOLIDATED STATEMENTS OF CASH FLOWS        For the Years Ended December 31,
                                                1996      1995      1994
                                               - Thousands of Dollars -
Cash Flows from Continuing Operating Activities
  Cash Receipts from Retail Customers         $653,933  $616,064  $611,917
  Cash Receipts from Sales for Resale           80,123    80,415    99,198
  Fuel and Purchased Power Costs Paid         (180,134) (167,672) (187,130)
  Wages Paid, Net of Amounts Capitalized       (73,184)  (63,412)  (51,960)
  Payment of Other Operations and
   Maintenance Costs                           (76,529)  (75,504)  (73,036)
  Capital Lease Interest Paid                  (84,383)  (83,986)  (82,511)
  Interest Paid, Net of Amounts Capitalized    (70,275)  (78,743)  (72,556)
  Taxes Paid, Net of Amounts Capitalized      (103,079) (120,759) (107,594)
  Income Taxes Paid                             (1,566)   (1,960)        -
  Emission Allowance Inventory Purchases       (12,340)   (4,190)        -
  Emission Allowance Inventory Sales            14,710    11,255         -
  Interest Received                              6,342     7,882     7,288
  Other                                         (2,351)        -         -
                                              --------- --------- ---------
    Net Cash Flows -
     Continuing Operating Activities           151,267   119,390   143,616
                                              --------- --------- ---------
Net Cash Flows - Discontinued Operations             -         -    42,685
                                              --------- --------- ---------
Cash Flows from Investing Activities
  Construction Expenditures                    (66,519)  (59,097)  (62,599)
  Purchase of Debt Securities                        -   (17,697)        -
  Investments in Joint Ventures                 (9,173)  (12,429)        -
  Other Investments - Net                          240     3,321       103
                                              --------- --------- ---------
    Net Cash Flows - Investing Activities      (75,452)  (85,902)  (62,496)
                                              --------- --------- ---------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt      31,400         -         -
  Proceeds from Borrowings Under the
   Renewable Term Loan                          14,000         -         -
  Payments on Renewable Term Loan              (14,000) (143,060)        -
  Payments to Retire Long-Term Debt            (26,275)  (36,507)  (19,424)
  Payments to Retire Capital Lease Obligations (36,292)  (17,231)  (17,747)
  Other                                            549       252      (478)
                                              --------- --------- ---------
    Net Cash Flows - Financing Activities      (30,618) (196,546)  (37,649)
                                              --------- --------- ---------
Net Increase (Decrease) in
 Cash and Cash Equivalents                      45,197  (163,058)   86,156
Cash and Cash Equivalents, Beginning of Year    85,094   248,152   161,996
                                              --------- --------- ---------
Cash and Cash Equivalents, End of Year        $130,291  $ 85,094  $248,152
                                              ========= ========= =========
(continued on next page)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


See Notes to Consolidated Financial Statements.











































CONSOLIDATED BALANCE SHEETS

ASSETS
                                                         December 31,
                                                       1996        1995
                                                   - Thousands of Dollars -

Utility Plant
  Plant in Service                                  $2,129,205  $2,095,679
  Utility Plant Under Capital Leases                   893,064     893,064
  Construction Work in Progress                         74,210      50,898
                                                    ----------- -----------
    Total Utility Plant                              3,096,479   3,039,641
  Less Accumulated Depreciation and Amortization      (922,947)   (859,227)
  Less Accumulated Amortization of Capital Leases      (56,240)    (40,113)
  Less Springerville Unit 1 Allowance                 (163,388)   (162,175)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,953,904   1,978,126
                                                    ----------- -----------
Investments and Other Property                          69,289      52,116
                                                    ----------- -----------
Current Assets
  Cash and Cash Equivalents                            130,291      85,094
  Accounts Receivable                                   65,905      61,717
  Materials and Fuel                                    30,356      42,168
  Deferred Income Taxes - Current                       10,223      18,250
  Other                                                 14,026       7,565
                                                    ----------- -----------
    Total Current Assets                               250,801     214,794
                                                    ----------- -----------
Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        173,731     168,488
  Deferred Common Facility Costs                        60,762      63,303
  Deferred Springerville Unit 2 Costs                   21,260      42,039
  Deferred Lease Expense                                15,067      19,808
  Other Deferred Regulatory Assets                       8,004       8,576
Deferred Debits - Other                                 15,723      16,211
                                                    ----------- -----------
    Total Deferred Debits                              294,547     318,425
                                                    ----------- -----------
Total Assets                                        $2,568,541  $2,563,461
                                                    =========== ===========

See Notes to Consolidated Financial Statements.





CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND OTHER LIABILITIES
                                                         December 31,
                                                       1996        1995
                                                   - Thousands of Dollars -
Capitalization
  Common Stock Equity                               $  133,288  $   12,488
  Capital Lease Obligations                            895,867     897,958
  Long-Term Debt                                     1,223,025   1,207,460
                                                    ----------- -----------
    Total Capitalization                             2,252,180   2,117,906
                                                    ----------- -----------

Current Liabilities
  Short-Term Debt                                        3,567      12,039
  Current Obligations Under Capital Leases              10,383      33,389
  Current Maturities of Long-Term Debt                   1,635      12,075
  Accounts Payable                                      28,806      27,162
  Interest Accrued                                      57,404      57,389
  Taxes Accrued                                         24,007      15,696
  Other                                                 15,614      19,685
                                                    ----------- -----------
    Total Current Liabilities                          141,416     177,435
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    96,422     178,513
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 15,188      19,603
  MSR Option Gain Regulatory Liability                   7,853      25,610
  Other Regulatory Liabilities                          17,596      10,343
  Other                                                 37,886      34,051
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       174,945     268,120
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,568,541  $2,563,461
                                                    =========== ===========








See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                          December 31,
                                                        1996        1995
COMMON STOCK EQUITY                                 - Thousands of Dollars -
 Common Stock--No Par Value    1996         1995
                           -----------  -----------
  Shares Authorized         75,000,000   75,000,000
  Shares Outstanding        32,134,610   32,138,261
  Warrants Outstanding *     2,410,856    2,410,856 $  645,243  $  645,295
 Capital Stock Expense                                  (6,357)     (6,357)
 Accumulated Deficit                                  (505,598)   (626,450)
                                                    ----------- -----------
    Total Common Stock Equity                          133,288      12,488
                                                    ----------- -----------
PREFERRED STOCK, No Par Value,
 1,000,000 Shares Authorized, None Outstanding               -           -

CAPITAL LEASE OBLIGATIONS
 Springerville Unit 1                                  474,523     466,187
 Springerville Coal Handling Facilities                172,424     179,990
 Springerville Common Facilities                       131,743     136,128
 Irvington Unit 4                                      122,818     142,878
 Other Leases                                            4,742       6,164
                                                    ----------- -----------
   Total Capital Lease Obligations                     906,250     931,347
   Less Current Maturities                             (10,383)    (33,389)
                                                    ----------- -----------
    Total Long-Term Capital Lease Obligations          895,867     897,958
                                                    ----------- -----------
LONG-TERM DEBT                           Interest
 Issue                     Maturity        Rate
-----------------------------------------------------
First Mortgage Bonds
  Corporate               1996 - 2009 4.88% to 12.22%  243,750     253,750
  Industrial Development  2005 - 2025 6.10% to 8.25%
   Revenue Bonds (IDBs)               and variable**   248,400     232,200
Loan Agreements (IDBs)    2003 - 2022 6.25% and
                                      variable**       701,510     702,585
Renewable Term Loan       1997 - 1999 variable**        31,000      31,000
                                                    ----------- -----------
   Total Stated Principal Amount                     1,224,660   1,219,535






(continued on next page)

CONSOLIDATED STATEMENTS OF CAPITALIZATION (Continued)

  Less Current Maturities                               (1,635)    (12,075)
                                                    ----------- -----------
    Total Long-Term Debt                             1,223,025   1,207,460
                                                    ----------- -----------
Total Capitalization                                $2,252,180  $2,117,906
                                                    =========== ===========


* The Warrants to purchase Common Stock at an exercise price of $16.00 per share, are exercisable and expire in 2002.

** Interest rates on variable rate tax-exempt debt (IDBs) ranged from 2.35% to 5.75% during 1996 and 1995, and the average interest rate on such debt was 3.50% in 1996 and 3.91% in 1995. Interest rates on the Renewable Term Loan ranged from 5.81% to 6.75% in 1996 and 1995, and the average interest rate on such debt was 6.02% in 1996 and 6.50% in 1995.


   See Notes to Consolidated Financial Statements.




























CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                   Capital   Accumulated
                                       Common      Stock      Earnings
                                       Stock       Expense    (Deficit)
                                      ----------------------------------
                                           - Thousands of Dollars -

Balances at December 31, 1993         $645,479    $(6,357)   $(702,095)
1994 Net Income                              -          -       20,740
                                      ---------   --------   ----------
Balances at December 31, 1994          645,479     (6,357)    (681,355)
1995 Net Income                              -          -       54,905
10,509 Shares Purchased by Deferred
 Compensation Trust                       (184)         -            -
                                      ---------   --------   ----------
Balances at December 31, 1995          645,295     (6,357)    (626,450)
1996 Net Income                              -          -      120,852
2,886 Shares Issued Under Stock
 Option Plans                               47          -            -
2,265 Shares Issued by Deferred
 Compensation Trust                         33          -            -
8,802 Shares Purchased by Deferred
 Compensation Trust                       (132)         -            -
                                      ---------   --------   ----------
Balances at December 31, 1996         $645,243    $(6,357)   $(505,598)
                                      =========   ========   ==========

See Note 5. Long-Term Debt - Dividends - Restrictive Covenants for discussion of restrictions on the Company's ability to pay dividends.

See Notes to Consolidated Financial Statements.
















NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

  NATURE OF OPERATIONS

     The Company is a public utility engaged in the business of generation, transmission, distribution and sale of electricity. The Company's retail service area encompasses 1,155 square miles in Pima and Cochise counties in Southern Arizona. The Company also engages in sales for resale to other utilities and other power marketing entities in Arizona, California, Colorado, New Mexico, Oregon, Texas and Utah. Approximately 62% of the Company's work force is subject to a collective bargaining unit. The collective bargaining agreement in place at December 31, 1996 terminates on November 30, 1998.

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, five wholly-owned, utility-related subsidiaries and two other subsidiaries on a consolidated basis. All significant intercompany balances and transactions have been eliminated in the consolidation. The results of operations, estimated net realizable value of net assets and cash flows of the Company's two investment subsidiaries were classified as discontinued operations from June 30, 1990 until December 31, 1994. On May 31, 1996, Valencia Energy Company, a utility-related subsidiary, was merged into the Company resulting in the reclassification of Fuel and Purchased Power expense in the Consolidated Statements of Income. See Note 4.

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

     The Company's Consolidated Balance Sheets contain certain amounts solely as a result of the application of FAS 71:

                                                           December 31,
                   Assets (Liabilities)                  1996        1995
                   --------------------                  -----       -----
                                                      - Millions of Dollars -

         Income Taxes Recoverable Through Future Rates   $174        $168
         Deferred Common Facility Costs                    61          63
         Deferred Springerville Unit 2 Costs               21          42
         Deferred Lease Expense                            15          20
         Other Deferred Regulatory Assets                   8           9
         MSR Option Gain Regulatory Liability              (8)        (26)
         Accumulated Deferred Investment Tax Credits
          Regulatory Liability                            (15)        (20)
         Other Regulatory Liabilities                     (18)        (10)

     Regulatory assets are recorded based on prior rate orders issued by the ACC which provide a mechanism for recovery in regulated rates or historical rate treatment which provides evidence as to the probability of future rate recovery. The material regulatory assets listed above earn a return on investment through inclusion in rate base and resultant recovery through sales to retail customers.








     A number of accounts in the Company's Consolidated Statements of Income also reflect the application of FAS 71:

                                                     Years Ended December 31,
                   Income (Expense)                      1996  1995  1994
                   ----------------                      ----- ----- -----
                                                      - Millions of Dollars -
       Amortization of MSR Option Gain
         Regulatory Liability                            $ 20  $ 20  $ 20
       Amortization of Springerville Unit 2
         Rate Synchronization                             (21)  (14)  (14)
       Deferred Fuel and Purchased Power                    -    (6)   (7)
       Amortization of Deferred Common Facility Costs      (3)   (3)   (3)
       Deferred Springerville Unit 2 Carrying Costs         -     1     1
       Investment Tax Credit Amortization                   4     5     5
       Interest Imputed on Loss (MSR Option Gain
         Regulatory Liability) Recorded at Present Value   (2)   (4)   (6)

     If the Company had not applied the provisions of FAS 71 in these years, each of these amounts included in the Consolidated Statements of Income would have been reflected in the Consolidated Statements of Income or Loss in prior periods, except for two items which would not have been recorded: 1) the amortization of the MSR Option Gain Regulatory Liability, including interest imputed on the loss recorded at present value; and 2) the Springerville Unit 2 carrying cost deferrals. Lease expense relating to the capital leases, while the same over the life of the leases, would be recognized at different annual amounts if the Company were to discontinue the application of FAS 71. See Utility Plant Under Capital Leases below.

     If at some point in the future the Company determines that it no longer meets the criteria for continued application of FAS 71 to all or a portion of the Company's regulated operations, the Company would be required to adopt the provisions of FAS 101 for that portion of the operations for which FAS 71 no longer applied. Adoption of FAS 101 would require the Company to write off its regulatory assets and liabilities as of the date of adoption of FAS 101 and would preclude the future deferral in the Consolidated Balance Sheet of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future. Based on the balances of the Company's regulatory assets and liabilities as of December 31, 1996, the Company estimates that future adoption of FAS 101, if applied to all of the Company's regulated operations, would result in an extraordinary loss of $157 million, which includes a reduction for the related deferred income taxes of $81 million. The Company's cash flows would not be affected by the adoption of FAS 101.

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

  UTILITY PLANT

     Utility Plant by major classes is as follows:

                                                       December 31,
                                                    1996          1995
                                                 ----------    ----------
                                                 - Thousands of Dollars -
Utility Plant:
 Production Plant                                $1,019,528    $1,013,171
 Transmission Plant                                 464,115       460,986
 Distribution Plant                                 538,162       517,999
 General Plant                                       95,779        92,069
 Intangible Plant                                    10,608        10,441
 Electric Plant Held for Future Use                   1,013         1,013
                                                 ----------    ----------
  Total Utility Plant                            $2,129,205    $2,095,679
                                                 ==========    ==========

     Utility plant is stated at original cost. In accordance with the Uniform System of Accounts prescribed by the FERC and accepted by the ACC, the Company capitalizes AFDC based on the cost of borrowed funds and a reasonable rate upon equity funds used to finance CWIP, when recovery of such costs from ratepayers is probable. The component of AFDC attributable to borrowed funds is presented as a reduction of Interest Expense. For 1995 and 1994 the Consolidated Statements of Income reflect no AFDC - Equity as all construction expenditures were deemed under FERC prescribed rules to be financed with debt. In 1995 and 1994, gross AFDC rates of 5.59% and 4.94%, respectively, were used for all CWIP. In 1996 the gross AFDC rates for equity and debt were 0.33% and 3.91%, respectively.

     Depreciation is computed on a straight-line basis at component rates which are based on the economic lives of the assets. These component rates, which are authorized by the ACC, averaged 3.56%, 3.79% and 3.73% in 1996, 1995 and 1994, respectively. The economic lives for production plant are based on remaining lives. The economic lives for transmission plant, distribution plant, general plant and intangible plant are based on average lives. The component rates also reflect estimated removal costs, net of estimated salvage value. Minor replacements and repairs are expensed as incurred. Retirements of utility plant, together with removal costs less salvage, are charged to accumulated depreciation.

  UTILITY PLANT UNDER CAPITAL LEASES

     The Company's leases of the Springerville Common Facilities, Springerville Unit 1, Springerville Coal Handling Facilities and Irvington Unit 4 are classified as capital leases in the Consolidated Balance Sheets. For rate making purposes, the ACC treats these leases as operating leases and has allowed for recovery of the lease costs by straight-line amortization of the total amount of lease rent payments over the primary term of the leases, except for the Springerville Coal Handling Facilities Leases. The Springerville Coal Handling Facilities Leases are being amortized on a straight-line basis over the primary term of the lease plus the first optional renewal period of six years to reflect the recovery period mandated by the ACC. But for the application of FAS 71 due to the ACC requirement the amortization period for such costs would have been only the primary term of the lease under GAAP. Interest and depreciation relating to the leases are recorded as expense on a basis which reflects the regulatory straight-line treatment. The amount of lease amortization incurred for the four above-described leases, as well as the Company's remaining leases are set forth in the following table:

                                             Years Ended December 31,
                                              1996     1995     1994
                                             -----    -----    -----
                                             - Millions of Dollars -
Lease Amortization:
  Interest                                   $ 95     $ 97      $ 94
  Depreciation                                 15       14        13
                                             ----     ----      ----
    Total Lease Amortization                 $110     $111      $107
                                             ====     ====      ====
Lease Amortization Included In:
  Operating Expenses - Fuel and
   Purchased Power                           $  9     $ 10      $ 10
  Operating Expenses - Capital Lease Expense  104      105       103
  Balance Sheet - Deferred Lease Expense       (3)      (4)       (6)
                                             -----    -----     ----
    Total Lease Amortization                 $110     $111      $107
                                             =====    =====     ====

     The Deferred Lease Expense of $15 million and $20 million at December 31, 1996 and 1995, respectively, reflects: 1) the cumulative difference between the straight-line method of amortizing the leases for regulatory purposes and capital lease amortization as promulgated by GAAP; and 2) the balance of the deferred costs described under Fuel and Purchased Power Costs below. Also, see Springerville Unit 1 Allowance below.




  SPRINGERVILLE UNIT 1 ALLOWANCE

     In the 1989 Rate Order the ACC limited recovery through retail rates of non-fuel expenses of Springerville Unit 1 to a rate of only $15 per kW per month based on a 360 MW capacity rating. Such costs averaged approximately $22 per kW per month during the period 1994 through 1996. Consequently, in 1990 and 1992, the Company recorded losses, Springerville Unit 1 Allowance, equal to the present value of the excess of the Company's costs estimated to be incurred through 2014, the end of the primary term of the lease, over $15 per kW per month using a discount rate of 13%.

     The balance sheet contra asset Springerville Unit 1 Allowance increases each year by the accrual of interest and decreases by the amount which is amortized to income as a contra-expense, Amortization of Springerville Unit 1 Allowance. In 1996, 1995 and 1994, the accrual of such interest was $30.3 million, $28.2 million and $25.9 million, respectively, and the amount amortized was $29.1 million, $28.4 million and $26.2 million, respectively. The imputed interest expense associated with this liability, calculated using a 13% discount rate, is included as part of Interest Imputed on Losses Recorded at Present Value in the Interest Expense section in the Consolidated Statements of Income.

  DEFERRED COMMON FACILITY COSTS

     Springerville Common Facility Costs are lease costs and operating costs incurred for the Springerville Common Facilities during the period after Springerville Unit 1 was placed in service and before Springerville Unit 2 was placed in service. Pursuant to an accounting order from the ACC, these costs were deferred and are being amortized, as depreciation, over the primary term of the Springerville Common Facilities Leases. The ACC has allowed for the recovery of the deferred costs plus a return on investment in such deferred costs.

  UTILITY OPERATING REVENUES

     Operating Revenues include accruals for unbilled revenues, thereby recognizing revenue that is earned, but not billed, at the end of an accounting period.

  MSR OPTION GAIN REGULATORY LIABILITY

     In the 1989 Rate Order the ACC allocated to retail customers a portion of the price paid to the Company upon the 1982 sale of an option to purchase a 28.8% interest in San Juan Unit 4, asserting that such option was related to an interconnection agreement which the Company also entered into with MSR at that time. The ACC ordered the Company to recognize the MSR Option Gain by amortizing amounts to operating revenue through 1997. Therefore, in 1990, the Company recorded a loss, MSR Option Gain Regulatory Liability, equal to the present value of the amount to be amortized to operating revenues through 1997, calculated using a 13% discount rate. The MSR Option Gain Regulatory Liability increases each year by the accrual of interest and decreases by the amount which is amortized to operating revenues. In 1996, 1995 and 1994, the accrual of such interest was $2.3 million, $4.4 million and $6.4 million, respectively, and the amount amortized was $20.1 million each year. The imputed interest expense associated with this liability, calculated using a 13% discount rate, is included as part of Interest Imputed on Losses Recorded at Present Value in the Interest Expense section in the Consolidated Statements of Income.

  FUEL AND PURCHASED POWER COSTS

     Fuel inventory, primarily coal, is stated on a basis which approximates weighted average cost. The Company utilizes full absorption costing.

     Certain lease and interest costs related to the Springerville Coal Handling Facilities are accounted for as deferred costs. These costs are being amortized to fuel expense on a straight-line basis through the year 2030 pursuant to the 1994 Rate Order.

INCOME TAXES

     The Income Taxes Recoverable Through Future Rates regulatory asset consists primarily of the right to recover income taxes relating to previously flowed-through differences, both timing and permanent, which provided rate benefits to past ratepayers.

     Reductions in federal income taxes resulting from ITC relating to utility operations have been deferred. As authorized by the ACC, these amounts are amortized over the tax lives of the related property. As the Company was in a net operating loss carryforward position and generating tax losses, the income tax benefits reflected in the Consolidated Statements of Income for the year 1994 resulted only from such ITC amortization. In the years 1996 and 1995, income tax benefits included the recognition of a portion of the Company's net operating loss carryforwards, as well as ITC amortization. See Note 3.

     Income taxes are allocated to the subsidiaries based on contributions to the consolidated tax return liability.

  EPA ALLOWANCES

     Purchased Emission Allowances are recorded in a noncurrent inventory account included in Investments and Other Property on the Consolidated Balance Sheet. Emission Allowance inventory is recorded using the weighted average cost method. Gains on sales of Emission Allowances are deferred (included as part of Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheet) and will be amortized as income in 2000 - 2024, the period the Company expects to use the Emission Allowance inventory to meet EPA regulations. The amortization reflects the expected regulatory treatment for the gains.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value and fair value of the Company's financial instruments are as follows:

                                                December 31,
                                        1996                    1995
                                       ------                  ------
                                Carrying    Fair       Carrying       Fair
                                 Value      Value        Value        Value
                                --------    -----      --------       -----
                                          - Thousands of Dollars -
Assets:
  Cash and Cash Equivalents  $   130,291 $   130,291 $    85,094 $    85,094
  Debt Securities (Included
   in Investments and Other
   Property)                      17,748      18,267      17,713      18,267
Liabilities:
  Short-Term Debt                 (3,567)     (3,567)    (12,039)    (12,039)
  Long-Term Debt, Including
    Current Portion
    (See Note 5)              (1,224,660) (1,231,686) (1,219,535) (1,233,457)

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

  RECLASSIFICATION

     Minor reclassifications, other than those described below and in Note 4, have been made to the prior year financial statements presented to conform to the current year's presentation.

  COMMON STOCK REVERSE SPLIT

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

  IMPACT OF FAS 121

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that an asset be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted FAS 121 on January 1, 1996. The adoption of FAS 121 did not impact the Company's financial statements in 1996 and the Company does not expect the application of FAS 121 to have a material impact on the Company's financial statements in the near term. This conclusion may change in the future depending on the extent that the Company's operations are influenced by an increasingly competitive environment.

NOTE 2.  1996 RATE ORDER
------------------------

     On March 29, 1996, the ACC authorized a 1.1%, or $6.4 million, increase in base rates effective March 31, 1996. Pursuant to the 1996 Rate Order, the Company agreed to not seek an increase in base rates before January 1, 2000, subject to conditions specified in such order.

     The 1996 Rate Order recognizes all of Springerville Unit 2 as used and useful for regulatory purposes, so the Company is presently recovering operating and capital costs associated with the portion of such generating unit not previously included in rate base. Prior to the 1996 Rate Order, the Company was not recovering through retail rates the depreciation, property taxes, operating and maintenance expenses other than fuel, or interest costs associated with the 37.5% of Springerville Unit 2 capacity not deemed by the ACC to be used and useful for the retail jurisdiction and therefore not included in rate base (hereinafter referred to as "retail excess capacity deferrals"). A 1994 rate order permitted such costs to be deferred for future recovery over the remaining useful life of Springerville Unit 2. However, this phase-in plan did not qualify under FAS 92 and, therefore, such retail excess capacity deferrals, while deferred for regulatory purposes, were not deferred for financial reporting purposes and were expensed as incurred. Such retail excess capacity deferrals totaled $81 million at March 30, 1996. Beginning March 31, 1996, the retail excess capacity deferrals are recovered through retail rates at a rate reflecting amortization for regulatory purposes over 20 years.

     In addition, prior to the 1996 Rate Order, the Company was not recovering through retail rates 37.5% of the deferred Springerville Unit 2 rate synchronization costs ($28 million at March 30, 1996), which were non-fuel costs of Springerville Unit 2 incurred from January 1, 1991 through October 14, 1991. Beginning March 31, 1996, these costs are being amortized over a three-year period on the Consolidated Statements of Income, in accordance with the 1996 Rate Order. These costs are reported in the Company's Consolidated Balance Sheet as Deferred Springerville Unit 2 Costs. The 62.5% of the deferred Springerville Unit 2 rate synchronization costs that the Company has been recovering through rates, pursuant to a 1994 rate order, have been fully amortized as of December 31, 1996. The total amortization of the above costs is included in Depreciation and Amortization on the Company's Consolidated Statements of Income and amounted to $21 million for 1996 and $14 million for 1995 and 1994.

NOTE 3.  INCOME TAXES
---------------------

     Deferred tax assets (liabilities) are comprised of the following:
                                                   December 31,
                                                1996          1995
                                             -----------   ----------
                                             - Thousands of Dollars -
Gross Deferred Income Tax Liabilities:
  Electric Plant - Net                       $(465,223)    $(460,448)
  Income Taxes Recoverable Through
    Future Rates - Regulatory Asset           (173,731)     (168,488)
  Deferred Inventory Costs                     (21,371)      (21,654)
  Deferred Lease Payments                      (13,916)      (14,791)
  Property Taxes                                (9,970)      (10,476)
  Deferred Springerville Unit 2 Costs           (8,584)      (16,974)
  Other                                         (9,829)       (7,357)
                                             ----------    ----------
   Gross Deferred Income Tax Liability        (702,624)     (700,188)
                                             ----------    ----------
Gross Deferred Income Tax Assets:
  Capital Lease Obligations                    365,935       375,897
  Tax Operating Loss Carryforwards             163,046       197,100
  Springerville Unit 1 Disallowed Costs         65,974        65,491
  Investment Tax Credit Carryforwards           26,396        26,396
  Lease Interest Payable                        17,328        17,626
  Deferred Regulatory Capital Lease Expense     16,018        13,980
  Sales Tax Assessments Not Yet
   Deductible for Tax Purposes                  13,974         9,549
  Investment in Loans and Partnerships          10,276        12,576
  Financial Restructuring Costs Not Yet
   Deductible for Tax Purposes                   7,782         7,907
  Deferred Gain on Emission Allowances           6,923         3,970
  Capital Loss Carryforwards                     4,634         8,572
  Alternative Minimum Tax                        4,544         3,044
  Gain on Financial Restructuring of
   Long-Term Debt                                4,289         5,374
  MSR Option Gain Regulatory Liability           3,171        10,342
  Other                                         17,204        13,270
                                             ----------    ----------
   Gross Deferred Income Tax Asset             727,494       771,094
   Deferred Tax Assets Valuation Allowance    (111,069)     (231,169)
                                             ----------    ----------
     Net Deferred Income Tax Liability       $ (86,199)    $(160,263)
                                             ==========    ==========

     The decreases of approximately $120 million and $35 million in the gross deferred tax assets valuation allowance in 1996 and 1995, respectively, are primarily due to revisions in the estimated amount of NOLs that the Company believes are likely to reduce future taxable income. The utilization of NOL carryforwards and capital loss carryforwards also contributed to the 1996 and 1995 decreases. Additionally, expiring state NOL carryforwards and a change in the effective tax rate used to record tax operating loss carryforwards also contributed to the 1996 decrease.

     The Company recognizes benefits related to prior period NOLs based on changes in the estimated amount of NOLs that, in the Company's judgment, are more likely than not to be realized in the future. A significant factor, among others, considered in estimating such amount is the three year historical average book income before income taxes. Previously the Company had provided a full deferred tax assets valuation allowance against the tax operating loss carryforwards, investment tax credit carryforwards and capital loss carryforwards due to the uncertainty of their future use. Because the Company's results from operations have been steadily improving and have been positive for the last three years, the amount the Company believes is more likely than not to be realized in the future has increased. Accordingly, the Company recognized in 1996 and 1995 income tax benefits of $89 million and $23 million, respectively, related to the current and expected future utilization of federal and state NOL carryforwards. These benefits are included in Income Taxes in Other Income (Deductions) in the Consolidated Statements of Income.

     The net deferred income tax liability is included in the Consolidated Balance Sheets in the following accounts:

                                                   December 31,
                                                1996          1995
                                             ----------    ----------
                                             - Thousands of Dollars -

Deferred Income Taxes - Current              $  10,223     $  18,250
Deferred Income Taxes - Noncurrent             (96,422)     (178,513)
                                             ----------    ----------
     Net Deferred Income Tax Liability       $ (86,199)    $(160,263)
                                             ==========    ==========

     The benefit for income taxes included in the Consolidated Statements of Income consists of the following:
                                               Years Ended December 31,
                                              1996       1995       1994
                                           ---------- ---------- ----------
                                               - Thousands of Dollars -

Operating Expenses:
  Deferred Tax Expense
   Federal                                 $  (7,836) $  (7,803)
   State                                      (2,019)    (1,200)
                                           ---------- ---------- ----------
    Total                                     (9,855)    (9,003)
  Investment Tax Credit Amortization              60         83  $      91
                                           ---------- ---------- ----------
Total Benefit (Expense) Included in
  Operating Expenses                          (9,795)    (8,920)        91
                                           ---------- ---------- ----------
Other Income (Deductions):
  Deferred Tax Expense
   Federal                                      (777)    (1,065)         -
   State                                        (266)      (164)         -
                                           ---------- ---------- ----------
    Total                                     (1,043)    (1,229)         -
  Reduction in Valuation
   Allowance - Benefit                        88,638     23,282          -
  Investment Tax Credit Amortization           4,355      4,683      4,820
  Other                                            -      2,620          -
                                           ---------- ---------- ----------
Total Benefit Included in Other
  Income (Deductions)                         91,950     29,356      4,820
                                           ---------- ---------- ----------
Total Benefit for Federal and State
     Income Taxes                          $  82,155  $  20,436  $   4,911
                                           ========== ========== ==========

     The differences between income tax benefit and the amount obtained by multiplying income (loss) before income taxes by the U.S. statutory federal income tax rate are as follows:
                                              Years Ended December 31,
                                             1996       1995       1994
                                           ---------- ---------- ----------
                                               - Thousands of Dollars -
Federal Income Tax Expense
 at Statutory Rate                         $ (13,544) $ (12,064) $  (5,540)
  State Income Tax Expense, Net of
   Federal Deduction                          (2,081)    (1,364)         -
  Investment Tax Credit Amortization           4,415      4,766      4,911
  Reduction in Valuation Allowance - Benefit  88,638     23,282          -
  Net Operating Loss Carryforwards                 -      5,122      5,540
  Capital Loss Carryforwards                   5,616      1,045          -
  Other                                         (889)      (351)         -
                                           ---------- ---------- ----------
     Total Benefit for Federal and
      State Income Taxes                   $  82,155  $  20,436  $   4,911
                                           ========== ========== ==========

     At December 31, 1996, the Company had, for federal income tax purposes, approximately $489 million of net operating loss carryforwards expiring in 2004 through 2009 and $96 million of alternative minimum tax loss carryforwards expiring in 2006 through 2008. For state income tax purposes, the Company has approximately $79 million of net operating loss carryforwards expiring in 1997 through 1999. In addition, for federal income tax purposes the Company has $26 million of unused ITC, the use of which will expire during 2002 through 2005, $11 million of capital loss carryforwards which expire during 1997 through 1999 and $4 million of alternative minimum tax credit which will carry forward to future years.

     Due to the Financial Restructuring, the Company experienced a change in ownership under section 382 of the Internal Revenue Code in December 1991.
As a result of that change, the amount of the taxable income for any post-change year which may be offset by pre-change net operating losses will be limited to the section 382 limitation. The section 382 limitation is based on the value of the Company on the ownership change date. The Company estimates an annual section 382 limit of approximately $23 million. The total section 382 limitation may be increased to the extent of gain recognized on sales of assets whose fair market value was greater than tax basis at the ownership change date, the built-in-gain. The section 382 limitation may increase by built-in-gain recognized within a period of five years after the change in ownership. During 1992 through 1996, the section 382 limitation increased by approximately $102 million of built-in-gain
recognized due to asset sales.   Unused section 382 limitation may be carried
forward until the pre-change tax attributes expire. At December 31, 1996, the Company had pre-change federal net operating loss, ITC and alternative minimum tax loss carryforwards of approximately $333 million, $26 million and $63 million, respectively.

NOTE 4.  CONSOLIDATED SUBSIDIARIES
----------------------------------

  NATIONS ENERGY CORPORATION

     In 1995 the Company established Nations Energy, a wholly-owned subsidiary, for the purpose of investing in independent power projects in the domestic and foreign energy markets. In September 1995, Nations Energy and Trigen Energy Corporation formed a limited partnership and purchased Coors Brewing Company's energy production (utility) assets. Nations Energy has a 49% interest in such partnership. The partnership provides electricity and steam for the brewery operation in Golden, Colorado. The investment of approximately $12 million by Nations Energy is included in the Company's Consolidated Balance Sheet under Investments and Other Property at December 31, 1996 and 1995 and in the Company's Consolidated Statement of Cash Flows for the year ended December 31, 1995 as Investments in Joint Ventures.

  ADVANCED ENERGY TECHNOLOGIES, INC.

     In May 1996, Advanced Energy Technologies, Inc. (formerly known as TEP Solar Energy Corporation), a wholly-owned subsidiary of the Company, and ITN Energy Systems formed Global Solar Energy, LLC for the purpose of development and manufacturing of photovoltaic materials. Advanced Energy has a 50% interest in Global Solar. The investment in Global Solar is included in the Company's Consolidated Balance Sheet at December 31, 1996 under Investments and Other Property and in the Company's Consolidated Statement of Cash Flows for the year ended December 31, 1996 as Investments in Joint Ventures.

  VALENCIA ENERGY COMPANY

     On May 31, 1996, Valencia Energy Company, a wholly-owned subsidiary of the Company, was merged into the Company using historical book values. As a result of the merger, the Company succeeded to all of the assets and liabilities of Valencia; the responsibilities for the coal procurement, coal transportation and coal handling services at Springerville Generating Station; and the responsibilities as the lessee of the Springerville Coal Handling Facilities Leases. Certain amounts previously included in Fuel and Purchased Power have been reclassified to Capital Lease Expense, Other Operations, Maintenance and Repairs, Depreciation and Amortization, Taxes Other Than Income Taxes and Other Interest Expense on the Company's Consolidated Statements of Income to conform to the current year's presentation.




  INVESTMENT SUBSIDIARIES

     In July 1990, the Boards of Directors of the Company's investment subsidiaries adopted formal plans of liquidation of the investment operations. Pursuant to such actions, investment subsidiaries' results of operations, estimated net realizable value of net assets and cash flows were classified as discontinued operations in the Company's consolidated financial statements from June 30, 1990 through December 31, 1994, the date that the liquidation was substantially complete. Beginning January 1, 1995, the remaining assets and liabilities are accounted for as a part of continuing operations and are included in the Company's consolidated financial statements. Activity in the investment subsidiaries since January 1, 1995, is not material to the consolidated financial statements.

NOTE 5.  LONG AND SHORT-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
---------------------------------------------------------------

  LONG-TERM DEBT

     On May 1, 1996, the Coconino County, Arizona Pollution Control Corporation, on behalf of the Company, issued $16.7 million of variable rate Pollution Control Revenue Bonds. The Pollution Control Corporation also issued $14.7 million of variable rate Pollution Control Refunding Revenue Bonds on behalf of the Company to provide funds to refund previously issued 8.25% Pollution Control Revenue Bonds. Both issues have a scheduled maturity in 2031 and are secured by separate LOCs that expire in 1999.

   First Mortgage Bonds

     The Company's utility plant, with the exception of Springerville Unit 2, is subject to the lien of the General First Mortgage and the General Second Mortgage.

   MRA

     At December 31, 1996, the credit commitments and obligations covered by the provisions of the MRA included $164 million of Renewable Term Loan commitment (of which $31 million was borrowed), LOCs supporting $674 million of IDBs, and the $50 million Revolving Credit commitment (of which no amounts are borrowed). Obligations under the MRA are secured by a first mortgage lien on and security interest in Springerville Unit 2, and, under certain conditions, are secured by $50 million in principal amount of collateral bonds issued under the General Second Mortgage, junior to the General First Mortgage securing the Company's First Mortgage Bonds.

     In March 1995, the Company and its banks completed an amendment to the MRA which eased certain debt prepayment restrictions and allowed reborrowing of certain Renewable Term Loan prepayments. The amendment allows the Company to optionally prepay non-MRA debt provided certain conditions are met. Such conditions include that $1 of principal outstanding under the Renewable Term Loan is permanently prepaid and the commitment therefore terminated for every $2 used to permanently prepay other debt such as First Mortgage Bonds.

     In addition to the prepayment provisions, the MRA contains a number of restrictive covenants including, but not limited to, covenants limiting, with certain exceptions, (i) the incurrence of additional indebtedness, including lease obligations, or the prepayment of existing indebtedness, or the guarantee of any such indebtedness, (ii) the incurrence of liens, (iii) the sale of assets or the merger with or into any other entity, (iv) the declaration or payment of dividends on Common Stock or any other class of capital stock, (v) the making of capital expenditures beyond those contemplated in the Company's 1992 ten-year capital budget, and (vi) the Company's ability to enter into sale-leaseback arrangements, operating lease arrangements and coal and railroad arrangements. All of these restrictive covenants described above, other than (i), (iv) and (vi), will be in effect until at least December 1997. The covenants described in (i), (iv) and (vi) will cease to be binding on the Company when both the Renewable Term Loan and the Revolving Credit are paid in full and commitments thereunder terminate, and the Company's senior long-term debt is rated investment grade. In addition, the Company is required pursuant to the MRA to maintain an interest coverage ratio of (a) operating cash flows plus interest paid to (b) interest paid, through the year 2003, ranging from 1.50 to 1 in 1996 and gradually increasing to 2 to 1 in 2000 continuing through the year 2003. For the year ended December 31, 1996, the Company's MRA interest coverage ratio was 3.15 to 1.

   Dividends - Restrictive Covenants

     The Company's ability to pay a dividend is restricted by certain covenants in the agreements of certain General First Mortgage Bonds ($184 million at December 31, 1996). These covenants limit the Company's ability to pay dividends on Common Stock until it has positive retained earnings (through future earnings or otherwise) rather than an accumulated deficit (such accumulated deficit was $506 million at December 31, 1996) and the Company's cash flow coverage ratio is greater or equal to a ratio of 2 to 1. As of December 31, 1996, the Company's cash flow coverage ratio was in excess of 2 to 1.

     The MRA contains, until the Renewable Term Loan and the Revolving Credit are paid in full and commitments thereunder terminate and the Company's senior long-term debt is rated investment grade, a similar dividend restriction based on retained earnings. The Company's senior long-term debt is currently rated below investment grade.

   Letters of Credit

     At December 31, 1996 there were $805 million principal amount of variable rate tax-exempt IDBs outstanding. Payment of principal and interest on these bonds is secured by LOCs. The LOCs expire at various dates during the period April 30, 1999 through December 31, 2002. However, all the LOCs could expire by December 31, 2000, including an expiration as early as December 31, 1998, if the Company's senior long-term debt is rated investment grade on certain dates or during certain periods subsequent to December 31, 1997. The weighted average commitment fee on the LOCs is approximately 0.57% through 1997, increasing to 0.85% in 1998 and 1.09% in 1999.

   Renewable Term Loan

     At December 31, 1996 the outstanding balance of the Renewable Term Loan was $31 million with a commitment of approximately $164 million. The Renewable Term Loan commitment amount at March 31, 1997 will be reduced as follows: 20% in 1997, 40% in 1998 and 40% in 1999. Any outstanding Renewable Term Loan balance in excess of the commitment will be payable immediately. The Renewable Term Loan bears interest at a variable rate based on an adjusted eurodollar rate plus 0.5% and the commitment fee is 0.5% of the unused portion. Such rates averaged approximately 6.02%, 6.50%, and 4.92% for the years ended December 31, 1996, 1995 and 1994, respectively.

     Subsequent to December 31, 1996, the Company repaid the outstanding Renewable Term Loan balance of $31 million.

   Fair Value of Long-Term Debt

                                                December 31,
                                        1996                    1995
                                        ----                    ----
                                Carrying    Fair       Carrying       Fair
                                 Value      Value        Value        Value
                                --------    -----      --------       -----
                                          - Thousands of Dollars -
First Mortgage Bonds:
 Corporate                    $  243,750  $  252,443   $  253,750  $  267,902
 IDBs
  Variable Rate                  151,400     151,400      120,000     120,000
  Fixed Rate                      97,000      95,573      112,200     112,276
Loan Agreements:
 Installment Sale Agreement       47,910      47,670       48,985      48,679
 IDBs                            653,600     653,600      653,600     653,600
 Renewable Term Loan              31,000      31,000       31,000      31,000
                              ----------  ----------   ----------  ----------
                              $1,224,660  $1,231,686   $1,219,535  $1,233,457
                              ==========  ==========   ==========  ==========

     The principal amount of variable rate debt outstanding at December 31, 1996 and 1995 of the First Mortgage Bonds-IDBs (variable rate), the Loan Agreements-IDBs and the Renewable Term Loan are considered reasonable estimates of their fair value as these are variable interest rate liabilities. The fair value of the Company's fixed rate obligations including the Corporate First Mortgage Bonds, the First Mortgage Bonds-IDBs (fixed rate) and the Installment Sale Agreement was determined by calculating the present value of the cash flows of each fixed rate obligation. The discount rate used for each calculation was a rate consistent with market yields generally available as of December 1996 for 1996 amounts and December 1995 for 1995 amounts for bonds with similar characteristics with respect to: credit rating, time-to-maturity, and the tax status of the bond coupon for Federal income tax purposes. The use of different market assumptions and/or estimation methodologies may yield different estimated fair value amounts.

   Authorization To Issue Tax-Exempt Bonds

     In January 1997, the Company obtained a tax-exempt volume cap allocation from the state of Arizona. The Company's allocation is for $20 million to be issued by the Pollution Control Corporation Coconino County, Arizona, for the benefit of the Company. The Company expects to issue such bonds by May 1997. If the Company were to fail to issue the bonds by such time, the Company would lose its volume cap allocation. The proceeds will be used to reimburse the Company for expenses relating to pollution control facilities at the Company's Navajo generating station. Also, in order for the Company to issue such bonds, the Company will need approval from the ACC. The Company filed a financing application with the ACC on February 28, 1997, to request approval for the issuance of new tax-exempt bonds and for the refunding of certain existing tax-exempt bonds.

  CAPITAL LEASE OBLIGATIONS

     The Irvington Lease has an initial term to January 2011 and provides for renewal periods of two or more years through 2020. The Springerville Common Facilities Leases have an initial term of 2017 for one owner participant and 2021 for the other two owner participants, subject to optional renewal periods of two or more years through 2025. The Springerville Unit 1 Leases have an initial term to January 2015 and provide for renewal periods of three or more years through 2030. The Springerville Coal Handling Facilities Leases have an initial term to April 2015 and provide for an initial renewal period of six years, then additional renewal periods of five or more years through 2035.

  MATURITIES AND SINKING FUND REQUIREMENTS

     A schedule by years of the aggregate amount of maturities and sinking fund requirements for all long-term borrowings as of December 31, 1996 follows:

                          Expiring  Scheduled
                            LOCs    Long-Term
                         Supporting   Debt    Capital Lease
                            IDBs   Retirements Obligations     Total
                          --------  --------  ------------  ----------
    Years Ending
    December 31,                   - Thousands of Dollars -
        1997                        $  1,635  $    94,975   $   96,610
        1998                           2,705       97,200       99,905
        1999              $131,400    50,000      120,815      302,215
        2000               364,900    82,825      164,121      611,846
        2001               100,000    29,155      101,781      230,936
                          --------  --------  ------------  -----------
        Total 1997 - 2001  596,300   166,320      578,892    1,341,512
        Thereafter         208,700   253,340    1,630,465    2,092,505
        Imputed Interest         -         -   (1,303,107)  (1,303,107)
                          --------  --------   -----------  -----------
        Total             $805,000  $419,660   $  906,250   $2,130,910
                          ========  ========   ===========  ===========

     The Company expects to refinance the LOCs supporting IDBs at expiration. The above schedule does not include sinking fund requirements for certain First Mortgage Bonds of approximately $1.5 million for each of the next five years. The Company expects to satisfy these sinking fund requirements with pledges of additional property of approximately $3 million each year.

  SHORT-TERM DEBT

   Revolving Credit

     The $50 million Revolving Credit, which is part of the MRA, has a termination and maturity date of December 31, 1999. No amounts have been borrowed by the Company under this facility. Revolving Credit borrowings would bear interest at variable rates based upon, at the option of the Company, either (i) prime rate or (ii) an adjusted eurodollar rate plus a margin of 1.5% in 1997 which increases to 2% in 1998 and 1999. The Company is required to repay the Revolving Credit in full for at least 30 consecutive days in each twelve-month period prior to November 30 of each year. The annual commitment fee for the Revolving Credit equals 0.5% of the unused portion.



   Investment Subsidiaries

     Vehicle contracts receivable and other interests in vehicle contracts receivable held by Brookland are financed through a warehouse line of credit and a loan which totaled approximately $4 million and $12 million at December 31, 1996 and 1995, respectively. The weighted average interest rate applicable to the warehouse line of credit at December 31, 1996 and 1995 was 17%. In July 1996, Brookland satisfied approximately $8.5 million of these short-term debt obligations with the assignment of certain finance receivables. Upon settlement, a provision for loss recorded against such receivables in prior years was reversed, resulting in income of approximately $8.5 million.

NOTE 6. COMMITMENTS AND CONTINGENCIES
-------------------------------------

  UTILITY CONTRACTUAL MATTERS

   Coal and Transportation Contracts - Reversal of Accrued Liabilities

     In 1991 amendments to the contracts with the Springerville coal supplier, the Irvington coal supplier and the Springerville rail transportation supplier were entered into which, among other things, contained provisions which protected the claims of the suppliers under the original agreements in the event the Company did not perform its obligations under the terms of the amended agreements during the subsequent four year period. In 1995, the Company satisfied all of the conditions of the amended contracts and, consequently, reversed $12.2 million of accrued liabilities. The reversal of the accrued liabilities reduced Fuel and Purchased Power expense by $12.2 million in the third quarter of 1995.

   Fuel Purchase Commitments

     The Company has contracts to purchase coal for use at Springerville and Irvington. The Springerville coal contract is for the remaining lives of the units with a bilateral option to renegotiate the contract price and escalation procedures in 2009 and every five years thereafter. The Irvington contract termination date is the earlier of 2015 or the remaining useful life of the coal-fired unit. Both contracts have various adjustment clauses that will affect the future cost of coal delivered. The contracts, in the aggregate, require the Company to take 2.1 million tons of coal per year at an estimated annual cost of $70 million from 1997 to 2009.

     The Company's contracts to purchase coal for use at the joint projects in which the Company participates expire at various dates from 2005 to 2017 and, in the aggregate, require the Company to take 1.5 million tons of coal per year at an estimated annual cost of $45 million from 1997 to 2005.

     The Company's contracts to purchase coal for use at Springerville, Irvington and each of the joint projects in which the Company participates contain various provisions calling for the payment of a take-or-pay amount, if certain minimum quantities of coal are not scheduled and delivered. The Company's present fuel requirements are generally in excess of the stated take-or-pay minimum amounts; however, from time to time, the Company has purchased spot market alternative fuels or switched fuel burn from one generating station to another in order to achieve lower overall fuel costs, while incurring take-or-pay minimum charges. The Company incurred no take-or-pay charges in 1995 or 1994. In 1996, the Company incurred a take-or-pay charge of approximately $4.4 million related to the Irvington contract. The Company entered into an agreement with an alternate coal supplier for 1996 resulting in the incurrence of the take-or-pay charge but reducing coal costs overall at Irvington.

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

     In 1993 affected Company generating units were allocated Emission Allowances based on past use. Beginning with the year 2000, Phase II generating station units must hold Emission Allowances by January 30 of the year following the compliance year equal to the level of emissions in the compliance year, or face penalties and a requirement to offset excess tons in future years. An analysis of the Emission Allowances that were allocated to the Company shows that the Company may not have sufficient allowances to permit normal plant operation and be in compliance with the sulfur dioxide regulations once the Phase II requirements become effective due to an increase in the rated capacity of both units at Springerville from 360 MW to 380 MW. To the extent that the Company does not have sufficient allowances, due to increased energy output at Springerville or due to other factors, the Company would have to purchase additional allowances. Based upon current estimates of additional required Emission Allowances and the current market price of such allowances, the Company believes that it will be able to acquire additional required allowances and that such purchases will not have a material effect on the Company.

     The nitrogen oxide (NOx) emission rule finalized in 1995 allows certain Phase II affected coal-fired boilers to early elect by January 1, 1997, and thus be subject to compliance beginning January 1, 1997, instead of January 1, 2000. Utility boilers that early elect are exempt until January 1, 2008 from compliance with any stricter emission regulations that went into effect January 1, 1997 in the revised NOx rule. The Company has placed the Springerville Generating Units 1 and 2 into the early election program to take advantage of the exemption, but may choose to withdraw in future years after the effects of the revised rules are determined. In order to comply with the NOx emission limits Irvington Generating Unit 4 may require installation of low NOx burners by January 1, 2000, at a cost of approximately $1 million.

     CAAA also require multi-year studies of visibility impairment in specified areas and studies of hazardous air pollutants which relate to the necessity of future regulations of electric utility generating units. Since these activities involve the gathering of information not currently available, the Company cannot predict the outcome of these studies.

     As a result of recent and possible future changes in federal and state environmental laws, regulations and permit requirements, because of and in addition to the CAAA, the Company may incur additional costs for the purchase or upgrading of pollution control emission monitoring equipment on existing electric generating facilities and may experience a reduction in operating efficiency. There may be a need for variances from certain environmental standards and operating permit conditions until required equipment and processes for control, handling and disposal of emissions are operational and reliable. Failure to comply with any EPA or state compliance requirements may result in substantial penalties or fines which are provided for by law and which in some cases are mandatory.

     In 1991, the EPA adopted a rule for the reduction of Navajo's sulfur dioxide emissions on an annual averaging basis by 90% to address visibility impairment at Grand Canyon National Park. The Company estimates that its share of the required capital expenditures remaining as of December 31, 1996 relating to the rule's implementation will be approximately $17 million, including AFDC, through 1999.

  CONTINGENCIES

   Ruling on Arizona Sales Tax Assessments - Coal Sales

     The Arizona Department of Revenue (ADOR) issued transaction privilege (sales) tax assessments to the Company alleging that Valencia was liable for sales tax on gross income received from coal sales, transportation and coal-handling services to the Company for the period November 1985 through May 1993. The Company protested these assessments. On March 11, 1994, the Arizona Tax Court issued a Minute Entry granting Summary Judgment to the ADOR and upholding the validity of the assessment issued for the period November 1985 through March 1990. The Company appealed this decision to the Court of Appeals. On September 12, 1996, the Arizona Court of Appeals upheld the validity of the assessment issued for the period November 1985 through March 1990. The Company filed with the Court of Appeals a motion for reconsideration of their September 12, 1996 decision which was denied. On December 10, 1996, the Company filed with the Court of Appeals a Petition for Review by the Arizona Supreme Court of the September 12, 1996 decision. Additionally, the Company is protesting the assessments for the period April 1990 through May 1993.

     Previously, the Company had recorded an expense through the Consolidated Statements of Income (Loss) in current and prior years and related liability for the amount of sales taxes and interest thereon which the Company then believed was probable of incurrence. As a result of the Court of Appeals decision, the Company recorded an additional expense of approximately $9.2 million in September 1996. Such expense is included in Taxes Other Than Income Taxes ($7.3 million) and Other Interest Expense ($1.9 million) in the Consolidated Statement of Income. The amounts recorded by the Company included estimates for the period June 1993 through May 1996, the period for which the Company has not yet been assessed.

     On May 31, 1996, Valencia was merged into the Company (see Note 4). Effective with the merger, Valencia no longer supplies coal to the Company. Instead the Company acquires coal directly from the supplier. As a result, the Company believes it is not liable for transaction privilege tax computed on a basis similar to the assessments described above subsequent to May 31, 1996. For periods subsequent to May 31, 1996 the Company continues to record an estimated interest expense on the above assessments.

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

     In the opinion of management, the Company has recorded, through the Consolidated Statements of Income (Loss) in current and prior years, a liability for the amount of state taxes and interest thereon for which the Company feels incurrence is probable as of December 31, 1996. In the event that the assessments by the ADOR are sustained, an additional liability would result. Although it is reasonably possible that the ultimate resolution of such matter could result in an additional sales tax expense of up to approximately $20 million in excess of amounts recorded, management and outside tax counsel believe that the Company has meritorious defenses to mitigate or eliminate the assessed amounts.

     Based on the current status of the legal proceedings, the Company believes that the ultimate resolution of such dispute will occur over a period of two to four years. Based on consultations with counsel and considering the amounts already accrued, the Company believes that the resolution of this tax matter should not have a material adverse effect on the Company's Consolidated Financial Statements

NOTE 7.  JOINTLY OWNED FACILITIES
---------------------------------

     At December 31, 1996, the Company's interests in jointly owned generating and transmission facilities were as follows:

                              Percent      Plant  Construction
                              Owned By      in      Work in    Accumulated
                              Company     Service   Progress   Depreciation
                             ----------- -------- ------------ ------------
                                             - Thousands of Dollars -

 San Juan Units 1 and 2         50.0     $295,631    $ 2,163     $216,749
 Navajo Station                  7.5       80,006     25,874       42,215
 Four Corners Units 4 and 5      7.0       77,396        944       55,208
 Transmission Facilities     7.5 to 95.0  205,313        944      102,580
                                         --------    -------     --------
     Total                               $658,346    $29,925     $416,752
                                         ========    =======     ========

     The Company has financed or provided funds for the above facilities and its share of operating expenses is included in the Consolidated Statements of Income.

NOTE 8.  EMPLOYEE BENEFITS PLANS
--------------------------------

  VOLUNTARY SEVERANCE PLAN (VSP)

     In May 1996, the Company implemented a VSP. The VSP resulted in an expense in the second quarter of 1996 for termination benefits of approximately $14 million included in Voluntary Severance Plan Expense on the Company's Consolidated Statement of Income. Approximately $10 million of the termination benefits were paid in 1996 with the remaining benefits to be paid over the next three years. See Pension Plans (below) for a discussion of the impact of the VSP on the Company's pension obligation.

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

     The following table sets forth the plans' funded status and amount recognized in the Company's Consolidated Financial Statements at December 31, 1996 and 1995. The actuarial present value of the benefit obligation and reconciliation of funding status at October 1, were as follows:

                                                             October 1,
                                                           1996     1995
                                                         -------- --------
                                                     - Thousands of Dollars -
Accumulated Benefit Obligation
  Vested                                                 $60,711  $75,014
  Non-Vested                                               7,341    5,447
                                                         -------- --------
    Total                                                $68,052  $80,461
                                                         ======== ========


Plan Assets at Fair Value, Principally Equity and
  Fixed Income Securities                                $86,387  $93,317
Projected Benefit Obligation                             (76,563) (91,414)
                                                         -------- --------
Plan Assets in Excess of Projected Benefit Obligation      9,824    1,903
Unrecognized Net Gain from Past Experience                (8,088)  (8,136)
Prior Service Cost Not Yet Recognized in Net Periodic
  Pension Cost                                             7,705    9,410
Unrecognized Net Assets at Transition Being Amortized
  Over 15 Years                                           (1,405)  (1,729)
                                                         -------- --------
Prepaid Pension Cost Included in the Balance Sheet       $ 8,036  $ 1,448
                                                         ======== ========

     The decreases in the Accumulated Benefit Obligation and Projected Benefit Obligation from 1995 to 1996 reflect the partial settlements and curtailments of the Company's two pension plans as a result of the reduction in the workforce due to the VSP. As a result of such settlements and curtailments, in the third quarter of 1996 the Company recognized a gain of approximately $3.7 million primarily due to the reduction of the projected benefit obligation associated with severed employees' pension benefits. This gain is included as a reduction of Voluntary Severance Plan Expense on the Company's Consolidated Statement of Income.

                                                 Years Ended December 31,
                                                  1996     1995     1994
                                                -------- -------- --------
                                                 - Thousands of Dollars -
Components of Net Pension Cost
  Service Cost of Benefits Earned During Period $ 2,746  $ 3,236  $ 2,680
  Interest Cost on Projected Benefit Obligation   6,022    6,752    5,615
  Actual (Gain) Loss on Plan Assets              (7,757)  (8,417)     492
  Net Amortization and Deferral                     404      532   (6,214)
                                                -------- -------- --------
     Net Periodic Pension Cost                  $ 1,415  $ 2,103  $ 2,573
                                                ======== ======== ========

Actuarial Assumptions:                             1996    1995    1994
                                                   ----    ----    ----
  Discount Rate - Funding Status                   8.0%    7.5%    8.5%
  Average Compensation Increase                    5.0     5.0     5.0
  Expected Long-Term Rate of Return on Plan Assets 9.0     9.0     9.0

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

     The Company is authorized by the ACC to recover through rates the costs of benefits only as payments are made to retired employees; the postretirement benefits are currently funded entirely on a pay-as-you-go basis. Therefore, the Company has not recorded a regulatory asset for the excess of FAS 106 expense over actual benefit payments.
                                                           December 31,
                                                          1996       1995
                                                        ---------  ---------
                                                     - Thousands of Dollars -
Accumulated Postretirement Benefit Obligation
  Retirees                                              $(15,471)  $ (6,993)
  Fully Eligible Active Plan Participants                 (1,817)    (4,273)
  Other Active Participants                              (14,100)   (13,885)
                                                        ---------  ---------
   Total Accumulated Postretirement Benefit Obligation   (31,388)   (25,151)
Unrecognized Net Loss from Past Experience                 3,172        732
Unrecognized Portion of the Transition Obligation
  Being Amortized Over 20 Years                           13,893     16,289
                                                        ---------  ---------
Accrued Postretirement Benefit Cost Included in the
  Balance Sheet                                         $(14,323)  $ (8,130)
                                                        =========  =========

                                                   Years Ended December 31,
                                                    1996     1995     1994
                                                   -------  -------  -------
                                                   - Thousands of Dollars -
Components of Net Postretirement Benefit Cost
  Service Cost of Benefits Earned During Period    $1,025   $  838   $  931
  Interest Cost on Postretirement Benefit
    Obligation                                      2,071    1,541    1,395
  Amortization of the Unrecognized Transition
    Obligation                                        913      958      958
  Amortization of the Unrecognized Loss (Gain)         42     (152)       -
                                                   -------  -------  -------
     Net Periodic Postretirement Benefit Cost      $4,051   $3,185   $3,284
                                                   =======  =======  =======

     The accumulated postretirement benefit obligation was determined using a 7.25% and 7.0% discount rate for 1996 and 1995, respectively. The health care cost trend rates were assumed to be 8.5.% and 9.21% for 1996 and 1995, respectively, gradually declining to 3.88% in 2003 and thereafter. The effect of a one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $4.4 million and the net periodic cost by $0.8 million for 1996.

  STOCK OPTION PLANS

     On May 20, 1994, the Shareholders of the Company approved two stock option plans, the 1994 Outside Director Stock Option Plan (1994 Directors'
Plan) and the 1994 Omnibus Stock and Incentive Plan (1994 Omnibus Plan).

     The 1994 Directors' Plan provides for the annual grant of 1,200 non-qualified stock options to each eligible director, at an exercise price equal to the market price of the Company's Common Stock at the grant date, beginning January 3, 1995. These options vest ratably and become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary.

     The 1994 Omnibus Plan allows the Compensation Committee, a committee comprised solely of non-employee directors, to grant any or all of the following types of awards to each eligible employee of the Company: stock options, including incentive stock options, non-qualified stock options and discounted stock options; stock appreciation rights; restricted stock; performance units; performance shares; and dividend equivalents. The total number of shares of the Company's stock which may be awarded under the Omnibus Plan cannot exceed 1.6 million.

     The Compensation Committee granted stock options intended to qualify as incentive stock options under the Internal Revenue Code to key employees during 1996 and 1995 and to all employees during 1994 at exercise prices greater than or equal to the market price of the Company's Common Stock at the grant date. These options vest ratably and become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary.

     Options outstanding under the 1985 Stock Option Plan have exercise prices equal to the market price of the Company's Common Stock at the grant date, are fully exercisable and expire in 1997. No additional options are to be granted under this plan and the Company does not expect any of the outstanding options to be exercised as the exercise price of such options is $293.13.

     A summary of the activity of the Company's 1994 Directors' Plan and 1994 Omnibus Plan for the years 1996, 1995 and 1994 is as follows:

                           1996              1995              1994
                     ----------------  ----------------  ----------------
                             Weighted          Weighted          Weighted
                             Average           Average           Average
                             Exercise          Exercise          Exercise
                     Shares   Price    Shares   Price    Shares   Price
                     ------- --------  ------- --------  ------- --------
Options Outstanding,
 Beginning of Year   525,522  $16.26   442,952  $16.28         -       -
  Granted            212,684  $13.16    93,718  $16.19   442,952  $16.28
  Exercised           (2,886) $16.25         -       -         -       -
  Forfeited          (47,197) $16.25   (11,148) $16.18         -       -
                     -------           -------           -------
Options Outstanding,
 End of Year         688,123  $15.30   525,522  $16.26   442,952  $16.28
                     =======           =======           =======
Option Price Range,
 End of Year         $13.00
                        to
                     $17.81
Options Exercisable,
 End of Year         286,944  $16.27

Weighted Average Remaining Contractual Life at December 31, 1996:  8.2 Years

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for the plans during 1994 though 1996. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123: Accounting for Stock-Based Compensation (FAS 123). Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of FAS 123, the Company's net income and net income per average share would have been reduced to the proforma amounts indicated below:

                                                Years Ended
                                                December 31,
                                               1996       1995
                                             --------    -------
                                           - Thousands of Dollars -
              Net Income
               As reported                   $120,852    $54,905
               Pro forma                     $120,612    $54,844

              Net Income per Average Share
               As reported                      $3.76      $1.71
               Pro forma                        $3.75      $1.71

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               1996        1995
                                             --------    --------
              Expected life (years)            4           4)
              Interest rate                    6.51%       6.30%
              Volatility                      23.51%      23.51%
              Dividend yield                   None        None

NOTE 9.  QUARTERLY FINANCIAL DATA (unaudited)
----------------------------------------------
                                       First    Second     Third    Fourth
                                     --------- --------- --------- ---------
                                             - Thousands of Dollars -
                                              (except per share data)
1996
Operating Revenue                    $148,028  $184,533  $223,078  $160,234
Operating Income                       17,118    27,110    52,616    20,722
Net Income                                419    10,289   102,498     7,646
Net Income per Average Share             0.01      0.32      3.19      0.24

1995
Operating Revenue                    $142,745  $162,305  $217,787  $147,732
Operating Income                        6,964    27,078    84,472     4,657
Net Income (Loss)                     (14,960)    3,014    60,729     6,122
Net Income (Loss) per Average Share     (0.46)     0.09      1.89      0.19

     Due to seasonal fluctuations in sales, the recognition of NOL carryforward benefits and one-time adjustments, the quarterly results are not indicative of annual operating results. See Note 3 regarding the income tax adjustments recorded in 1996 and the fourth quarter of 1995, Note 5 regarding the reversal of a $8.5 million provision for loss in the third quarter of 1996, Note 6 regarding the recognition of $9.2 million in sales tax expense in the third quarter of 1996 and the $12.2 million reduction in fuel expense during the third quarter of 1995 and Note 8 regarding the $10.6 million of net VSP expense recorded in the second and third quarters of 1996.

     Beginning in the second quarter of 1996, certain amounts previously included in Fuel and Purchased Power have been reclassified in the Consolidated Statements of Income. See Note 4. Also in the second quarter of 1996, income tax benefits related to Emission Allowances have been reclassified and are now included in the Other Income (Deductions) section of the Consolidated Statements of Income.
                                       First    Second     Third    Fourth
                                     --------- --------- --------- ---------
                                             - Thousands of Dollars -
1996
Operating Income - Historical         $18,572   $26,997     N/A       N/A
Reclassification                       (1,454)      113     N/A       N/A
                                     --------- --------- --------- ---------
Operating Income - Restated           $17,118   $27,110     N/A       N/A
                                     ========= ========= ========= =========
1995
Operating Income - Historical          $6,748   $26,970   $84,357    $3,980
Reclassification                          216       108       115       677
                                     --------- --------- --------- ---------
                                       $6,964   $27,078   $84,472    $4,657
Operating Income - Restated          ========= ========= ========= =========

NOTE 10.  SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

     For purposes of this statement, the Company defines Cash and Cash Equivalents as cash (unrestricted demand deposits) and all highly liquid investments purchased with a maturity of three months or less related to all of the Company's operations, including discontinued operations. A reconciliation of net income to net cash flows from continuing operating activities follows:
                                                Years Ended December 31,
                                              1996        1995        1994
                                           ----------  ----------  ----------
                                                - Thousands of Dollars -

Net Income                                  $120,852    $ 54,905    $ 20,740
Adjustments to Reconcile Net Income
 to Net Cash Flows
  Depreciation Expense                        98,246      93,136      90,909
  Deferred Income Taxes and Investment
   Tax Credits - Net                         (83,722)    (21,136)     (4,911)
  Deferred Fuel and Purchased Power                -       5,872       7,359
  Lease Payments Deferred                     30,756      32,299      31,346
  Deferred Springerville Unit 2 Costs           (286)     (1,127)     (1,133)
  Regulatory Amortizations, Net of Interest
   Imputed on Losses Recorded at
   Present Value                             (16,544)    (15,852)    (13,977)
  Reversal of Loss Provision                  (8,472)          -           -
  Other                                       (8,980)     (4,457)       (506)
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                       (4,188)      4,615      (1,120)
    Materials and Fuel                        11,812      (6,059)        203
    Accounts Payable                           1,644     (16,022)        788
    Taxes Accrued                              8,311     (13,519)      8,946
    Other Current Assets and Liabilities      (9,926)     (5,328)      1,183
    Other Deferred Assets and Liabilities     11,764      12,063       3,789
                                           ----------  ----------  ----------
Net Cash Flows - Continuing Operating
 Activities                                 $151,267    $119,390    $143,616
                                           ==========  ==========  ==========
     Non-cash investing and financing activities of the Company that affected recognized assets and liabilities but did not result in cash receipts or payments were:
                                                Years Ended December 31,
                                              1996        1995        1994
                                           ----------  ----------  ----------
                                                - Thousands of Dollars -
Capital Lease Obligations                   $  8,336    $  8,095    $  8,107








ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


    Not applicable.

                                    PART III

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


  DIRECTORS

     Information concerning Directors is contained under Election of Directors in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

  EXECUTIVE OFFICERS

     Executive Officers of the Company who are elected annually by the Company's Board of Directors, are as follows:

                                                                    Executive
                                                                     Officer
Name                  Age     Title                                   Since
-------------------   ---     ------------------------------        --------
Charles E. Bayless    54      Chairman of the Board, President and
                              Chief Executive Officer (a)              1989

Ira R. Adler          46      Senior Vice President and Chief
                              Financial Officer (b)                    1988

George W. Miraben     55      Senior  Vice President - Policy
                              and Human Resources (c)                   1990

James S. Pignatelli   53      Senior Vice President and Chief
                              Operating Officer (d)                     1994

Thomas A. Delawder    50      Vice President - Energy Resources (e)     1985

Gary L. Ellerd        46      Vice President - Operations (f)           1985

Steven J. Glaser      39      Vice President - Energy Services (g)      1994

Thomas N. Hansen      46      Vice President - Technical Services
                              Advisor (h)                               1992

Karen G. Kissinger    42      Vice President and Controller (i)         1991

Dennis R. Nelson      46      Vice President, General Counsel and
                              Corporate Secretary (j)                   1991

Romano Salvatori      59      Vice President - Independent Power (k)    1994

Kevin P. Larson       40      Treasurer (l)                             1994

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

(c) George W. Miraben: Mr. Miraben was elected Vice President, Public Affairs, effective March 1990, was named Vice President - Human Resources and Public Affairs in 1994, and became Senior Vice President - Policy and Human Resources in 1996. Prior to joining the Company, he was Director of External Affairs for US WEST Communications' Arizona operation from 1981 through March 1990.

(d) James S. Pignatelli: Mr. Pignatelli joined the Company as Senior Vice President in August 1994 and was elected Senior Vice President and Chief Operating Officer in 1996. Prior to joining the Company, he was President and Chief Executive Officer from 1988 to 1993 of Mission Energy Company, a subsidiary of SCE Corp.

(e) Thomas A. Delawder: Mr. Delawder joined the Company in 1974 and thereafter served in various engineering and operations positions. In April 1985 he was named Manager, Systems Operations and was elected Vice President - Power Supply and System Control in November 1985. In February 1991, he became Vice President
- Engineering and Power Supply and in January 1992 he became Vice President - System Operations. In 1994, he became Vice President - Energy Resources.

(f) Gary L. Ellerd: Mr. Ellerd joined the Company as Vice President and Controller in January 1985. He was elected Vice President - Services and Chief Information Officer in January 1991 and in January 1992 he became Vice President
- Corporate Information Services and Chief Information Officer. In 1994, he was named Vice President - Retail Customers. In 1995, he was named Vice President - Operations.

(g) Steven J. Glaser: Mr. Glaser joined the Company in 1990 as a Senior Attorney in charge of Regulatory Affairs. He was Manager of the Company's Legal department from 1992 to 1994, and Manager of Contracts and Wholesale Marketing from 1994 until elected Vice President - Business Development. In 1995, he was named Vice President - Wholesale/Retail Pricing and System Planning. He was named Vice President - Energy Services in 1996.

(h) Thomas N. Hansen: Mr. Hansen joined the Company in December 1992 as Vice President - Power Production. Prior to joining the Company, Mr. Hansen was Century's Vice President - Operations from 1989 and Plant Manager at Springerville from 1987 through 1988. In 1994, he was named Vice President - Technical Advisor.

(i) Karen G. Kissinger: Ms. Kissinger joined the Company as Vice President and Controller in January 1991. Prior to joining the Company, she was a Manager with Deloitte & Touche from 1986 through 1989 and a Senior Manager through 1990.

(j) Dennis R. Nelson: Mr. Nelson joined the Company as a staff attorney in 1976. He was manager of the Legal Department from 1985 to 1990. He was elected Vice President, General Counsel and Corporate Secretary in January 1991.

(k) Romano Salvatori: Mr. Salvatori joined the Company as Vice President - Independent Power in December 1994. Prior to joining the Company, he was Deputy General Manager, Power Generation Business Unit and General Manager, Power Generation Strategic Affairs Division of Westinghouse Electric Corporation from 1990 to 1994, and General Manager, Power Generation Commercial Operations Division from 1990 to 1993. In 1995, he was named President of Nations Energy Corporation, in addition to his responsibilities as Vice President - Independent Power.

(l) Kevin P. Larson: Mr. Larson joined the Company in 1985 and thereafter held various positions in its finance department and at the Company's investment subsidiaries. In January 1991, he was elected Assistant Treasurer of the Company and named Manager of Financial Programs. He was elected Treasurer in August 1994.


ITEM 11. -- EXECUTIVE COMPENSATION


     Information concerning Executive Compensation is contained under Executive Compensation and Other Information in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


  GENERAL

     At March 4, 1997, the Company had outstanding 32,135,817 shares of Common Stock. As of March 4, 1997, the number of shares of Common Stock beneficially owned by all directors and officers of the Company as a group amounted to less than 1% of the outstanding Common Stock.

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Information concerning the security ownership of certain beneficial owners of the Company is contained under Security Ownership of Certain Beneficial Owners in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.


  SECURITY OWNERSHIP OF MANAGEMENT

     Information concerning the security ownership of the Directors and Executive Officers of the Company is contained under Security Ownership of Management in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                    Page
                                                                    ----
(a)     1.     Consolidated Financial Statements as of
               December 31, 1996 and 1995 and for Each
               of the Three Years in the Period Ended
               December 31, 1996.

               Independent Auditors' Report                         35
               Consolidated Statements of Income                    36
               Consolidated Statements of Cash Flows                37
               Consolidated Balance Sheets                          38
               Consolidated Statements of Capitalization            39
               Consolidated Statements of Changes in Stockholders'
                 Equity (Deficit)                                   40
               Notes to  Consolidated Financial Statements          41

        2.     Supplemental Consolidated Schedules for the Years
               Ended December 31, 1994 to 1996.

       Schedules I to V, inclusive, are omitted because they are not applicable or not required.

        3.     Exhibits.

        Reference is made to the Exhibit Index commencing on page   69

(b)     Reports on Form 8-K.

         The Company has not filed any Current Reports on Form 8-K since filing the Form 10-Q for the third quarter of 1996.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TUCSON ELECTRIC POWER COMPANY


Date:  March 7, 1997                       By Ira R. Adler
                                          -----------------------------------
                                              IRA R. ADLER
                                          Senior Vice President and Principal
                                             Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 7, 1997                             Charles E. Bayless*
                                             ----------------------------
                                             Charles E. Bayless
                                             Chairman of the Board, President
                                             and Principal Executive Officer



Date:  March 7, 1997                              Ira R. Adler
                                             -----------------------------
                                             Ira R. Adler
                                             Principal Financial Officer



Date:  March 7, 1997                             Karen G. Kissinger*
                                             -----------------------------
                                             Karen G. Kissinger
                                             Principal Accounting Officer




Date:  March 7, 1997                             Elizabeth Alexander*
                                             -----------------------------
                                             Elizabeth Alexander
                                             Director



Date:  March 7, 1997                             Jose Canchola*
                                             -----------------------------
                                             Jose Canchola
                                             Director



Date:  March 7, 1997                             John. L. Carter*
                                             -----------------------------
                                             John L. Carter
                                             Director



Date:  March 7, 1997                             John A. Jeter*
                                             -----------------------------
                                             John A. Jeter
                                             Director


Date:  March 7, 1997                             R. B. O'Rielly*
                                             -----------------------------
                                             R. B. O'Rielly
                                             Director




Date:  March 7, 1997                             Martha R. Seger*
                                             -----------------------------
                                             Martha R. Seger
                                             Director



Date:  March 7, 1997                             Donald G. Shropshire*
                                             -----------------------------
                                             Donald G. Shropshire
                                             Director



Date:  March 7, 1997                             H. Wilson Sundt*
                                             -----------------------------
                                             H. Wilson Sundt
                                             Director



Date:  March 7, 1997                         By      Ira R. Adler
                                                --------------------------
                                                     Ira R. Adler
                                                   as attorney-in-fact for each
                                                   of the persons indicated




                                 EXHIBIT INDEX

3(a)  --  Restated Articles of Incorporation, filed with the ACC on August 11,
         1994, as amended by Amendment to Article Fourth of the Company's Restated Articles of Incorporation, filed with the ACC on May 17, 1996.

*3(b) -- Bylaws of the Registrant, as amended May 20, 1994. (Form 10-Q for the quarter ended June 30, 1994, File No. 1-5924--Exhibit 3.)

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

*4(a)(26)-- Twenty-fifth Supplemental Indenture, dated as of April 1, 1981.
            (Form 10-Q for quarter ended March 31, 1981, File No. 1-5924--
            Exhibit 4(a).)

*4(a)(27)-- Twenty-sixth Supplemental Indenture, dated as of April 1, 1981.
            (Form 10-Q for quarter ended March 31, 1981, File No. 1-5924--
            Exhibit 4(b).)

*4(a)(28)-- Twenty-seventh Supplemental Indenture, dated as of October 1, 1981.
            (Form 10-Q for quarter ended September 30, 1982, File No. 1-5924--
            Exhibit 4(c).)

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

*4(a)(30)-- Twenty-ninth Supplemental Indenture, dated as of December 1, 1992.
            (Form S-1, Registration No. 33-55732--Exhibit 4(a)(30).)

*4(a)(31)-- Thirtieth Supplemental Indenture, dated as of December 1, 1992.
            (Form S-1, Registration No. 33-55732--Exhibit 4(a)(31).)

4(a)(32)-- Thirty-first Supplemental Indenture, dated as of May 1, 1996.

4(a)(33)-- Thirty-second Supplemental Indenture, dated as of May 1, 1996.

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

*4(f)(1)--Loan Agreement, dated as of July 1, 1982, between the Pima County
          Authority and the Registrant, relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company General Project). (Form 10-Q for quarter ended June 30, 1982, File No. 1-5924--Exhibit 4(a).)

*4(f)(2)-- Indenture of Trust, dated as of July 1, 1982, between the Pima County
           Authority and Morgan Guaranty, authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company General Project). (Form 10-Q for quarter ended June 30, 1982, File No. 1-5924--Exhibit 4(b).)

*4(f)(3)--First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and the Registrant relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company General Project). (Form S-4, Registration No. 33-52860--
          Exhibit 4(f)(3).)

*4(f)(4)-- First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company General Project). (Form S-4, Registration No. 33-52860- -Exhibit 4(f)(4).)

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

*4(g)(3)-- First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and the Registrant relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company General Project). (Form S-4, Registration No. 33-52860--Exhibit 4(g)(3).)

*4(g)(4)-- First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company General Project). (Form S-4, Registration No. 33-52860- -Exhibit 4(g)(4).)

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

*4(i)(3)-- First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and the Registrant relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860--
           Exhibit 4(i)(3).)

*4(i)(4)-- First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860--
           Exhibit 4(i)(4).)

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

*4(n)-- Reimbursement Agreement, dated as of September 15, 1981, as amended, between the Registrant and Manufacturers Hanover Trust Company. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 4(o)(4).)

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

*4(q)-- Warrant Agreement and Form of Warrant, dated as of December 15, 1992. (Form S-1, Registration No. 33-55732--Exhibit 4(q).)

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

*4(s)(1)-- Loan Agreement, dated as of May 1, 1996, between Coconino County,
           Arizona Pollution Control Corporation and the Registrant relating to Pollution Control Revenue Bonds, 1996 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1996, File No. 1-5924--Exhibit 4a.)

*4(s)(2)-- Indenture of Trust, dated as of May 1, 1996, between Coconino County,
           Arizona Pollution Control Corporation and First Trust of New York, National Association authorizing Pollution Control Revenue Bonds, 1996 Series A Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1996, File No. 1-5924--Exhibit 4b.)

*4(s)(3)-- Letter of Credit and Reimbursement Agreement, dated as of May 1,
           1996, between the Registrant, Various Banks, and Canadian Imperial
           Bank of Commerce, New York Agency.   (Form 10-Q for the quarter ended
           March 31, 1996, File No. 1-5924--Exhibit 4c.)

*4(s)(4)-- Loan Agreement, dated as of May 1, 1996, between Coconino County,
           Arizona Pollution Control Corporation and the Registrant relating to Pollution Control Refunding Revenue Bonds, 1996 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1996, File No. 1-5924--Exhibit 4d.)

*4(s)(5)-- Indenture of Trust, dated as of May 1, 1996, between Coconino County,
           Arizona Pollution Control Corporation and First Trust of New York, National Association authorizing Pollution Control Refunding Revenue Bonds, 1996 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1996, File No. 1-5924--Exhibit 4e.)

*4(s)(6)-- Letter of Credit and Reimbursement Agreement, dated as of May 1,
           1996, between the Registrant and Societe Generale, Los Angeles Branch. (Form 10-Q for the quarter ended March 31, 1996, File No. 1-5924--Exhibit 4f.)

*+10(a)-- 1985 Stock Option Plan of the Registrant. (Form 10-K for the year ended December 31, 1985, File No. 1-5924--Exhibit 10(b).)

*+10(b)-- 1987 Phantom Stock Plan of the Registrant. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(c).)

*10(c)(1)-- Lease Agreements, dated as of December 1, 1984, between Valencia and
           United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(1).)

*10(c)(2)-- Guaranty and Agreements, dated as of December 1, 1984, between the Registrant and United States Trust Company of New York, as Trustee,and Thomas B. Zakrzewski, as Co-Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(2).)

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

*10(c)(10)--  Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated
         December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(10).)

*10(c)(11)--  Lease Amendment No. 5 and Supplement No. 2, to the Lease
         Agreement, dated July 1, 1986, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J. C. Penney as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(11).)

*10(c)(12)-- Lease Amendment No. 5, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(12).)

*10(c)(13)-- Lease Amendment No. 5, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(13).)

*10(c)(14)-- Lease Amendment No. 6, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J. C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(14).)

*10(c)(15)--  Lease Supplement No. 1, dated December 31, 1984, to Lease
         Agreements, dated December 1, 1984, between Valencia, as Lessee and United States Trust Company of New York and Thomas B. Zakrzewski, as Owner Trustee and Co-Trustee, respectively (document filed relates to General Foods Credit Corporation; documents relating to Harvey Hubbel Financial, Inc. and JC Penney Company, Inc. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860--Exhibit 10(f)(15).)

*10(c)(16)--  Amendment No. 1, dated June 1, 1986, to the General Indemnity
         Agreement, dated as of December 1, 1984, between Valencia and the Registrant, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--
         Exhibit 10(e)(12).)

*10(c)(17)--  Amendment No. 1, dated June 1, 1986, to the General Indemnity
         Agreement, dated as of December 1, 1984, between Valencia and the Registrant, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--
         Exhibit 10(e)(13).)

*10(c)(18)--  Amendment No. 1, dated June 1, 1986, to the General Indemnity
         Agreement, dated as of December 1, 1984, between Valencia and the Registrant, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(14).)

*10(c)(19)--  Amendment No. 2, dated as of July 1, 1986, to the General
         Indemnity Agreement, dated as of December 1, 1984, between Valencia and the Registrant, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(19).)

*10(c)(20)--  Amendment No. 2, dated as of June 1, 1987, to the General
         Indemnity Agreement, dated as of December 1, 1984, between Valencia and the Registrant, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(20).)

*10(c)(21)--  Amendment No. 2, dated as of June 1, 1987, to the General
         Indemnity Agreement, dated as of December 1, 1984, between Valencia and the Registrant, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(21).)

*10(c)(22)--  Amendment No. 3, dated as of June 1, 1987, to the General
         Indemnity Agreement, dated as of December 1, 1984, between Valencia and the Registrant, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(22).)

*10(c)(23)--  Supplemental Tax Indemnity Agreement, dated July 1, 1986, between
         J. C. Penney Company, Inc., as Owner Participant, and Valencia and the Registrant, as Indemnitors. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(15).)

*10(c)(24)--  Supplemental General Indemnity Agreement, dated as of July 1,
         1986, among Valencia and the Registrant, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(16).)

*10(c)(25)--  Amendment No. 1, dated as of June 1, 1987, to the Supplemental
         General Indemnity Agreement, dated as of July 1, 1986, among Valencia and the Registrant, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(25).)

*10(c)(26)--  Valencia Agreement, dated as of June 30, 1992, among the
         Registrant, as Guarantor, Valencia, as Lessee, Teachers Insurance and Annuity Association of America, as Loan Participant, Marine Midland Bank, N.A., as Indenture Trustee, United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee, and the Owner Participants named therein relating to the Restructuring of Valencia's lease of the coal-handling facilities at the Springerville Generating Station. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(26).)

*10(c)(27)-- Amendment, dated as of December 15, 1992, to the Lease Agreements, dated December 1, 1984, between Valencia, as Lessee, and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form S-1, Registration No. 33-55732--Exhibit 10(f)(27).)

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

*10(e)(10)-- Supplemental Indenture No. 1, dated as of December 1, 1991, between the Pima County Authority and Morgan Guaranty relating to Industrial Lease Development Obligation Revenue Project). (Form 10-K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(I)(11).)

*10(e)(11)-- Restructuring Commitment Agreement, dated as of June 30, 1992, among the Registrant, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and Morgan Guaranty, as Indenture Trustee and Refunding Trustee, relating to the restructuring of the Registrant's lease of Unit 4 at the Irvington Generating Station. (Form S-4, Registration No. 33-52860--Exhibit 10(i)(12).)

*10(e)(12)--  Amendment No. 1, dated as of December 15, 1992, to Amended and
         Restated Participation Agreement, dated as of November 15, 1987, among the Registrant, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, Financial Security Assurance Inc., as Surety, and Morgan Guaranty, as Indenture Trustee. (Form S-1, Registration No. 33-55732--Exhibit 10(h)(12).)

*10(e)(13)-- Amended and Restated Lease, dated as of December 15, 1992, between the Registrant, as Lessee and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732--Exhibit 10(h)(13).)

*10(e)(14)--  Amended and Restated Tax Indemnity Agreement, dated as of December
         15, 1992, between the Registrant, as Lessee, and Ford Motor Credit Company, as Owner Participant. (Form S-1, Registration No. 33-55732--
         Exhibit 10(h)(14).)

*10(f)--  Power Sale Agreement for the years 1990 to 2011, dated as of March 10,
         1988, between the Registrant and Salt River Project Agricultural Improvement and Power District. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(k).)

+10(g)(1)-- Employment Agreements between the Registrant and currently in effect with Ira R. Adler, Charles E. Bayless, Thomas A. Delawder, Gary
         L. Ellerd, Steven J. Glaser, Thomas N. Hansen, Karen G. Kissinger, George W. Miraben, Dennis R. Nelson, James S. Pignatelli and Romano Salvatori.

+10(g)(2)--  Employment Agreement between the Registrant and Romano Salvatori.

*10(g)(3)--  Letter, dated February 25, 1992, from Dr. Martha R. Seger to the
         Registrant and Capital Holding Corporation. (Form S-4, Registration No. 33-52860--Exhibit 10(k)(4).)

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

11--  Statement re computation of per share earnings.

21--  Subsidiaries of the Registrant.

23--  Consents of experts and counsel.

24--  Power of Attorney.

27a--  Financial Data Schedule.

27b--  Financial Data Schedule.

(*)Previously filed as indicated and incorporated herein by reference. (+)Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(10)(iii) of Regulation S-K.