Form 10-Q
period 1997-03-31
TUCSON ELECTRIC POWER CO
filed 1997-05-14
CIK 100122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-Q

 (Mark One)
   [X]                   QUARTERLY REPORT PURSUANT TO
                            SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 1997

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

     At May 8, 1997, 32,133,345 shares of the registrant's Common Stock, no par value (the only class of Common Stock), were outstanding.




                               TABLE OF CONTENTS
                                                                       Page
                                                                       ----
Definitions                                                              ii
Independent Accountants' Report                                           1

                         PART I - FINANCIAL INFORMATION

Item 1.  --  Financial Statements
     Comparative Condensed Consolidated Statements of Income              2
     Comparative Condensed Consolidated Statements of Cash Flows          3
     Comparative Condensed Consolidated Balance Sheets                    4
     Notes to Condensed Consolidated Financial Statements
     Note 1.  Tax Assessments                                             5
     Note 2.  Income Taxes                                                6
     Note 3.  Long-Term Debt                                              6
     Note 4.  Valencia Merger                                             7
     Note 5.  Common Stock Reverse Split                                  7
     Note 6.  New Accounting Standard                                     7
     Note 7.  Reclassification                                            7

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations
   Overview                                                               8
   Competition
     Wholesale                                                            9
     Retail                                                               9
   Holding Company Proposal                                              12
   Accounting for the Effects of Regulation                              12
   Dividends on Common Stock                                             13
   Earnings                                                              13
Results of Operations
   Results of Utility Operations
     Sales and Revenues                                                  14
     Operating Expenses                                                  14
     Other Income                                                        15
Liquidity and Capital Resources                                          15
   Cash Flows                                                            15
   Financing Developments                                                16
Safe Harbor for Forward-Looking Statements                               16

                          PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
     Tax Assessments                                                     18

Item 6.  --  Exhibits and Reports on Form 8-K                            18

Signature Page                                                           19

Exhibit Index                                                            20

                                  DEFINITIONS

The abbreviations and acronyms used in the 1997 First Quarter Form 10-Q are defined below:
-------------------------------------------------------------------------------
ACC...............   Arizona Corporation Commission.
ADOR..............   Arizona Department of Revenue.
Banks.............   Various banks with which the Company has credit
                       relationships.
Common Stock......   The Company's common stock, without par value.
Company or TEP....   Tucson Electric Power Company.
FAS 71............   Statement of Financial Accounting Standards #71:
                      Accounting for the Effects of Certain Types of
                      Regulation.
FAS 101...........   Statement of Financial Accounting Standards #101:
                      Regulated Enterprises - Accounting for the
                      Discontinuation of Application of FAS 71.
FAS 121...........   Statement of Financial Accounting Standards #121:
                      Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.
FERC..............   Federal Energy Regulatory Commission.
First Mortgage
  Bonds...........   First mortgage bonds issued under the General First
                      Mortgage.
General First
  Mortgage........   The Indenture, dated as of April 1, 1941, of Tucson
                      Gas, Electric Light and Power Company to The Chase National Bank of the City of New York, as trustee, as supplemented and amended.
IDBs..............   Industrial development revenue or pollution control bonds.
Irvington.........   Irvington Generating Station.
Irvington Lease...   The leveraged lease arrangement relating to Irvington
                      Unit 4.
ITC...............   Investment Tax Credit for income tax purposes.
kWh...............   Kilowatt-hour(s).
LOC...............   Letter of Credit.
MRA...............   Master restructuring agreement between the Company and the
                      Banks which includes the Renewable Term Loan, Revolving Credit and certain replacement reimbursement agreements.
MSR...............   Modesto, Santa Clara and Redding Public Power Agency.
MW................   Megawatt(s).
1994 Rate Order...   ACC Rate Order concerning an increase in the Company's
                      retail base rates and certain regulatory write-offs, issued January 11, 1994.
1996 Rate Order...   ACC Rate Order concerning an increase in
                      the Company's retail base rates and the recovery of Springerville Unit 2 costs, issued March 29, 1996.
NOL...............   Net Operating Loss carryforward for income tax purposes.
Renewable Term
  Loan............   Credit facility that replaced the Term Loan pursuant to
                      the MRA Sixth Amendment, dated as of November 1, 1994, and effective March 7, 1995.
Revolving Credit..   $50 million revolving credit facility entered into between a syndicate of banks and the Company.
SEC...............   Securities and Exchange Commission.
Shareholders......   Holders of Common Stock.
Springerville.....   Springerville Generating Station.
Springerville Coal
  Handling Facilities
  Leases.........    Leveraged lease arrangements relating to the coal
                      handling facilities serving Springerville.
Springerville Common
  Facilities
  Leases..........   Leveraged lease arrangements relating to one-half interest in certain facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
Springerville Unit 1
  Leases..........   Leveraged lease arrangements relating to
                      Springerville Unit 1, and one half interest in certain facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
Valencia..........   Valencia Energy Company, previously a wholly-owned
                      subsidiary of the Company, merged into the Company on May 31, 1996.




INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Tucson Electric Power Company and its Stockholders
220 West Sixth Street
Tucson, Arizona  85701

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and subsidiaries (the Company) as of March 31, 1997 and the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of the Company as of December 31, 1996 and the related consolidated statements of income, cash flows, and changes in stockholders' equity (deficit) for the year then ended (not presented herein); and in our report dated January 27, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP
Tucson, Arizona
May 2, 1997



                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

     The March 31 condensed consolidated financial statements are unaudited but reflect all normal recurring accruals and other adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods covered. Due to seasonal fluctuations in sales, the quarterly results are not indicative of annual operating results. Also see
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations.


COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $129,937    $125,210
 Amortization of MSR Option Gain Regulatory Liability    5,013       5,013
 Sales for Resale                                       19,331      17,805
                                                      ---------   ---------
    Total Operating Revenues                           154,281     148,028
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               45,646      45,824
 Capital Lease Expense                                  26,276      25,805
 Amortization of Springerville Unit 1 Allowance         (7,009)     (7,273)
 Other Operations                                       26,296      24,088
 Maintenance and Repairs                                10,231       9,534
 Depreciation and Amortization                          21,774      23,753
 Taxes Other Than Income Taxes                          12,625      15,051
 Income Taxes                                           (2,348)     (5,872)
                                                      ---------   ---------
    Total Operating Expenses                           133,491     130,910
                                                      ---------   ---------
      Operating Income                                  20,790      17,118
                                                      ---------   ---------

Other Income (Deductions)
 Income Taxes                                           14,558       7,357
 Interest Income                                         1,756       1,473
 Other Deductions                                       (1,010)       (562)
                                                      ---------   ---------
    Total Other Income (Deductions)                     15,304       8,268
                                                      ---------   ---------

Interest Expense
 Long-Term Debt - Net                                   14,117      14,644
 Interest Imputed on Losses Recorded at Present Value    8,279       8,363
 Other                                                   2,641       2,328
 Allowance for Borrowed Funds Used During Construction    (435)       (368)
                                                      ---------   ---------
    Total Interest Expense                              24,602      24,967
                                                      ---------   ---------

Net Income                                            $ 11,492    $    419
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)        32,135      32,134
                                                      =========   =========

Net Income per Average Share                          $   0.36    $   0.01
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.


COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $142,918    $140,519
  Cash Receipts from Sales for Resale                   22,402      17,037
  Fuel and Purchased Power Costs Paid                  (39,847)    (39,985)
  Wages Paid, Net of Amounts Capitalized               (20,259)    (24,824)
  Payment of Other Operations and Maintenance Costs    (18,876)    (20,806)
  Capital Lease Interest Paid                          (37,512)    (37,838)
  Interest Paid, Net of Amounts Capitalized            (13,400)    (13,739)
  Taxes Paid, Net of Amounts Capitalized               (11,121)    (12,013)
  Emission Allowance Inventory Sale                          -       4,120
  Interest Received                                      2,262       1,890
  Other                                                    410         884
                                                      ---------   ---------
    Net Cash Flows - Operating Activities               26,977      15,245
                                                      ---------   ---------

Cash Flows from Investing Activities
  Construction Expenditures                            (15,602)    (17,835)
  Investments in Joint Ventures                         (1,338)          -
  Other                                                    988         311
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (15,952)    (17,524)
                                                      ---------   ---------

Cash Flows from Financing Activities
  Payments to Retire Long-Term Debt                          -     (10,000)
  Payments on Renewable Term Loan                      (31,000)          -
  Payments to Retire Capital Lease Obligations          (4,061)     (4,150)
  Other                                                    383         288
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (34,678)    (13,862)
                                                      ---------   ---------

Net Decrease in Cash and Cash Equivalents              (23,653)    (16,141)
Cash and Cash Equivalents, Beginning of Year           130,291      85,094
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $106,638    $ 68,953
                                                      =========   =========


SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION

                                                       Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                     -Thousands of Dollars-

Net Income                                            $ 11,492    $    419
Adjustments to Reconcile Net Income
 to Net Cash Flows
  Depreciation and Amortization Expense                 21,774      23,753
  Deferred Income Taxes and
   Investment Tax Credits - Net                        (16,907)    (13,229)
  Lease Payments Deferred                               (8,306)     (9,308)
  Regulatory Amortizations, Net of Interest Imputed
   on Losses Recorded at Present Value                  (3,743)     (3,923)
  Other                                                 (1,954)       (353)
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                                  7,534       6,929
    Materials and Fuel                                     153       1,290
    Accounts Payable                                     2,369      (1,656)
    Taxes Accrued                                       11,826      14,173
    Other Current Assets and Liabilities                  (436)     (7,456)
    Other Deferred Assets and Liabilities                3,175       4,606
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $ 26,977    $ 15,245
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.


COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                     March 31, December 31,
                                                       1997        1996
                                                   - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,135,620  $2,129,205
  Utility Plant Under Capital Leases                   893,064     893,064
  Construction Work in Progress                         81,705      74,210
                                                    ----------- -----------
    Total Utility Plant                              3,110,389   3,096,479
  Less Accumulated Depreciation and Amortization      (938,132)   (922,947)
  Less Accumulated Amortization of Capital Leases      (60,524)    (56,240)
  Less Springerville Unit 1 Allowance                 (164,479)   (163,388)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,947,254   1,953,904
                                                    ----------- -----------

Investments and Other Property                          70,443      69,289
                                                    ----------- -----------

Current Assets
  Cash and Cash Equivalents                            106,638     130,291
  Accounts Receivable                                   58,371      65,905
  Materials and Fuel                                    30,203      30,356
  Deferred Income Taxes - Current                        4,842      10,223
  Other                                                 13,766      14,026
                                                    ----------- -----------
    Total Current Assets                               213,820     250,801
                                                    ----------- -----------

Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        174,955     173,731
  Deferred Common Facility Costs                        60,127      60,762
  Deferred Springerville Unit 2 Costs                   18,558      21,260
  Deferred Lease Expense                                14,081      15,067
  Other Deferred Regulatory Assets                       7,806       8,004
Deferred Debits - Other                                 15,813      15,723
                                                    ----------- -----------
    Total Deferred Debits                              291,340     294,547
                                                    ----------- -----------
Total Assets                                        $2,522,857  $2,568,541
                                                    =========== ===========

CAPITALIZATION AND OTHER LIABILITIES
                                                     March 31, December 31,
                                                       1997        1996
                                                   - Thousands of Dollars -
Capitalization
  Common Stock                                      $  645,265  $  645,243
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (494,106)   (505,598)
                                                    ----------- -----------
  Common Stock Equity                                  144,802     133,288
  Capital Lease Obligations                            892,570     895,867
  Long-Term Debt                                     1,192,025   1,223,025
                                                    ----------- -----------
    Total Capitalization                             2,229,397   2,252,180
                                                    ----------- -----------

Current Liabilities
  Short-Term Debt                                        3,567       3,567
  Current Obligations Under Capital Leases              15,833      10,383
  Current Maturities of Long-Term Debt                   1,635       1,635
  Accounts Payable                                      32,241      28,806
  Interest Accrued                                      41,314      57,404
  Taxes Accrued                                         35,833      24,007
  Other                                                 11,855      15,614
                                                    ----------- -----------
    Total Current Liabilities                          142,278     141,416
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    76,335      96,422
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 14,212      15,188
  MSR Option Gain Regulatory Liability                   3,017       7,853
  Other Regulatory Liabilities                          17,585      17,596
  Other                                                 40,033      37,886
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       151,182     174,945
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,522,857  $2,568,541
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

     On May 31, 1996, Valencia was merged into the Company. Effective with the merger, Valencia no longer supplies coal to the Company. Instead the Company acquires coal directly from the supplier. As a result, the Company believes it is not liable for transaction privilege tax computed on a basis similar to the assessments described above subsequent to May 31, 1996. For periods subsequent to May 31, 1996 the Company continues to record an estimated interest expense on the above assessments.

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

     In the opinion of management, the Company has recorded, through the Consolidated Statements of Income (Loss) in current and prior years, a liability for the amount of state taxes and interest thereon for which the Company feels incurrence is probable as of March 31, 1997. In the event that the assessments by the ADOR are sustained, an additional liability would result. Although it is reasonably possible that the ultimate resolution of such matter could result in an additional sales tax expense of up to approximately $20 million in excess of amounts recorded, management and outside tax counsel believe that the Company has meritorious defenses to mitigate or eliminate the assessed amounts.

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

NOTE 2.  INCOME TAXES
---------------------

     The benefit for income taxes included in the Comparative Condensed Consolidated Statements of Income consists of the following:

                                               Three Months Ended
                                                    March 31,
                                                 1997       1996
                                              ---------- ----------
                                            - Thousands of Dollars -
Operating Expenses:
 Deferred Tax Benefit
   Federal                                    $   1,859  $   4,657
   State                                            479      1,201
                                              ---------- ----------
    Total                                         2,338      5,858
 Investment Tax Credit Amortization                  10         14
                                              ---------- ----------
Total Benefit Included in
 Operating Expenses                               2,348      5,872
                                              ---------- ----------
Other Income (Deductions):
 Deferred Tax (Expense) Benefit
   Federal                                         (577)     1,030
   State                                           (149)       265
                                              ---------- ----------
    Total                                          (726)     1,295
 Reduction in Valuation Allowance                14,318      4,849
 Investment Tax Credit Amortization                 966      1,213
                                              ---------- ----------
Total Benefit Included in
 Other Income (Deductions)                       14,558      7,357
                                              ---------- ----------
    Total Benefit for Federal and State
     Income Taxes                             $  16,906  $  13,229
                                              ========== ==========

     The differences between income tax benefit and the amount obtained by multiplying income before income taxes by the U.S. statutory federal income tax rate are as follows:

                                               Three Months Ended
                                                    March 31,
                                                 1997       1996
                                              ---------- ----------
                                            - Thousands of Dollars -
Federal Income Tax Benefit at
 Statutory Rate                               $   1,895  $   4,484
  State Income Tax Benefit, Net of
   Federal Deduction                                291        690
  Investment Tax Credit Amortization                976      1,227
  Reduction in Valuation Allowance               14,318      4,849
  Use of Capital Loss Carryforwards                   -      1,663
  Other                                            (574)       316
                                              ---------- ----------
     Total Benefit for Federal and
      State Income Taxes                      $  16,906  $  13,229
                                              ========== ==========

NOTE 3.  LONG-TERM DEBT
-----------------------

     In February 1997, the Company repaid the outstanding Renewable Term Loan balance of $31 million thereby reducing its Long-Term Debt. At April 30, 1997, the Company had $140 million available for borrowing under the Renewable Term Loan.

     In April 1997, the City of Farmington, New Mexico issued $80.4 million of Pollution Control Revenue Bonds for the benefit of the Company. The proceeds will be used in June 1997 to redeem $47.9 million principal amount of previously issued 6.25% bonds that mature in 2003 and $32.5 million
principal amount of previously issued 6.10% bonds that mature in 2007.   The
new bonds, which are unsecured, bear interest at 6.95% and mature in 2020.

     In April 1997, the Coconino County, Arizona Pollution Control Corporation issued $36.7 million of Pollution Control Revenue Bonds for the benefit of the Company. The net proceeds loaned to the Company will be used to fund $20 million of construction costs of additional pollution abatement facilities at Navajo Generating Station and to redeem, in June 1997, $16.7 million principal amount of previously issued variable rate bonds that mature in 2031. The new bonds, which are unsecured, bear interest at 7.125% and mature in 2032.

     In April 1997, the Coconino County, Arizona Pollution Control Corporation issued $14.7 million of Pollution Control Revenue Bonds for the benefit of the Company. The net proceeds loaned to the Company will be used in June 1997 to redeem $14.7 million principal amount of previously issued variable rate bonds that mature in 2031. The new bonds, which are unsecured, bear interest at 7.00% and mature in 2032.

NOTE 4.  VALENCIA MERGER
------------------------

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

NOTE 5.  COMMON STOCK REVERSE SPLIT
-----------------------------------

     In May 1996, Shareholders approved a one-for-five reverse split of the Company's common stock. All references in the financial statements to average number of shares and per share amounts of Common Stock have been retroactively restated to reflect the reverse split. In addition, Shareholders also approved the reduction in the number of authorized shares of Common Stock from 200 million to 75 million.

NOTE 6.  NEW ACCOUNTING STANDARD
--------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings per Share. This Statement simplifies the standards for computing earnings per share (EPS) and replaces the presentation of primary EPS with a presentation of basic EPS. It requires a dual presentation of basic and diluted EPS on the face of the income statement. The Company is required to adopt FAS 128 in the fourth quarter of 1997. The Company does not expect the adoption of FAS 128 to have a material impact on the Company's calculation of EPS.

NOTE 7.  RECLASSIFICATION
-------------------------

     Minor reclassifications, other than those described in Note 4, have been made to the prior year financial statements to conform to the current year's presentation.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------
     The following contains information regarding the results of the Company's operations during the first quarter of 1997 compared with the first quarter of 1996, the outlook for dividends on Common Stock, and changes in liquidity and capital resources of the Company during the first quarter of 1997. Also management's expectations of identifiable material trends are discussed.

OVERVIEW
--------
     Earnings for the Company improved significantly during the first quarter of 1997 relative to the same period in 1996. Net income increased from $0.4 million in the first quarter of 1996 to $11.5 million in the first quarter of 1997. This improvement was due primarily to an increase in the amount of non-cash income tax benefits recognized by the Company and to growth in the Company's sales and revenues. Due to continuing improvement in the Company's profitability, the Company recognized non-cash tax benefits associated with the expected future utilization of federal and state net operating loss carryforwards generated in prior periods. Such recognized benefits totaled $14.3 million for the first quarter of 1997 compared with $4.8 million recorded for the first quarter of 1996. See Results of Utility Operations, Other Income below. Total kWh sales increased by 1.6% during the first quarter of 1997 relative to the same period in 1996. Due to the increase in sales, higher wholesale energy prices, and a 1.1% retail rate increase implemented on March 31, 1996, total operating revenues increased by 4.2% in the first quarter of 1997 compared with the same period in 1996. Despite a 2.0% increase in the Company's operating expenses, first quarter operating income increased by 21% in 1997 compared with the same period in 1996.

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

     If the Company is unable to make sales at prices adequate to recover its costs or if for other reasons the Company fails to maintain or improve its cash flows, the Company's ability to meet its obligations may be jeopardized. During the period 1999-2003, $192 million of the Company's long-term debt obligations will mature. Letters of credit supporting $805 million of the Company's long-term variable rate debt obligations also have scheduled expiration dates between December 31, 1999 and December 31, 2002. See Financing Developments below. Should the credit ratings on the Company's senior debt securities reach investment grade levels on certain dates or during certain periods subsequent to January 1, 1998, the expiration dates for such letters of credit would move forward to the period December 31, 1998 to December 31, 2000. In the event that expiring letters of credit are not replaced or extended, the corresponding variable rate debt obligations would be subject to mandatory redemption. While the Company intends to pay or refinance maturing bonds, and to replace or extend expiring letters of credit, there can be no assurance that the Company will be able to pay such debt or replace or extend such letters of credit. The Company's future cash flows will also be affected by the level of interest rates due to the significant amount of variable rate debt outstanding. See Liquidity and Capital Resources below.

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

     During the next twelve months, the Company expects to be able to fund operating activities and construction expenditures with internal cash flows, existing cash balances, and, if necessary, drawdowns under the Renewable Term Loan and/or borrowings under the Revolving Credit. As discussed in Liquidity and Capital Resources below, there are a variety of factors that could cause actual cash flows to differ materially from projected cash flows. As of May 8, 1997, the Company's cash balance including cash equivalents was approximately $88 million. Cash balances are invested in investment grade, money-market securities with an emphasis on preserving the principal amount invested.



COMPETITION
-------------

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

     The FERC issued two orders pertaining to transmission access in April 1996. FERC Order No. 888, among other things, requires all public utilities that own, control, or operate interstate transmission facilities to offer transmission service to others under a single tariff that incorporates certain minimum terms and conditions of transmission service established by the FERC. This tariff must also be used by public utilities for their own wholesale market transactions. Transmission and generation services for new wholesale service are to be unbundled and priced separately. A Phase I open access tariff containing the terms and conditions outlined in the Order was filed by the Company on July 9, 1996. The Company has since filed a Stipulation in Offer of Settlement regarding the proposed tariff. Such settlement has been certified as being uncontested by the Administrative Law Judge assigned to this matter and has been referred to the FERC for approval.

     FERC Order No. 889 requires transmission service providers to establish or participate in an open access same-time information system (OASIS) that provides information on the availability of transmission capacity to wholesale market participants. The order also establishes standards of conduct that are designed to prevent employees of a public utility engaged in marketing functions from obtaining preferential access to OASIS-related information or from engaging in unduly discriminatory business practices. The Company is in compliance with these requirements.

     The Company and several other electric utilities located in the southwestern United States have recently begun to investigate the feasibility of forming an independent system operator for the region. It is presently contemplated that such an organization, if formed, would be responsible for ensuring transmission reliability and nondiscriminatory access to the regional transmission grid. Other utilities involved in the feasibility study include Arizona Public Service Company, El Paso Electric Company, Nevada Power Company, Public Service Company of New Mexico, Salt River Project, Texas-New Mexico Power Company, and the Western Area Power Administration - Desert Southwest Region. Several public meetings have been held in order to obtain public input to the study. The feasibility study is expected to be completed by the end of 1997. The formation of an independent system operator would be subject to approval by the FERC and state regulatory authorities in the region. The financial aspects of forming an independent system operator, including the potential effects on the Company's future results of operations, are being examined as part of the feasibility study.

     Given the level of competition already present in the wholesale market for electricity, the Company does not believe that FERC Order No. 888 or Order No. 889 will have a material effect on the Company's future results of operations. However, such orders could assume greater significance if the Company's retail service territory were to be opened to competing suppliers of electricity.


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

     The Company actively markets energy and customized energy-related services to meet customer needs. The Company has to date lost no customers to self-generation in part because of such efforts. For example, the Company's two principal mining customers, which provide approximately 10% of the Company's total annual revenues from retail customers, each have considered self-generation. However, following negotiations with the Company in 1993 and 1994, new contracts were executed that included, among other things, price reductions and term extensions. In 1996, the Company negotiated contract amendments with its largest mining customer. The contract amendments include, among other things, price reductions, a market pricing mechanism covering a portion of the customer's electrical load, and a change in service from a firm basis to an interruptible basis. Such contract is scheduled to expire in January 2003, while the contract with the Company's other principal mining customer is scheduled to expire in March 2001. Early terminations of the contracts by mining customers require at least one and up to two years prior notice. To date, no such notice has been received. The ability to enter into or extend contracts, to avoid early termination, and to retain customers will be dependent on, among other things, the Company's ability to contain its costs, market conditions and alternatives available to customers. Changes in service requirements (from a firm basis to an interruptible basis) may also permit the Company to delay additions to peaking capacity.

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

     The Affected Utilities whose service territories will be open to competing service providers under the rules include the Company, Arizona Public Service Company, Citizens Utilities Company, and several electric cooperatives. However, electric cooperatives will be permitted to request a modification to the phase-in schedule in order to preserve their tax exempt status or to modify power supply arrangements and related loan agreements. Each of the Affected Utilities will be eligible to offer electric service to customers of other
certificated entities within Arizona.   Participation in competitive retail
markets by other electric utilities which are not regulated by the ACC, such as the Salt River Project and certain municipal utilities, will be permitted under the rules on a similar reciprocal basis (i.e., their service territories would be similarly open to competing service providers).

     The rules require new market entrants to obtain a certificate of convenience and necessity from the ACC prior to offering retail electric service. New market entrants will be required to demonstrate adequate technical and financial capabilities to the ACC prior to certification. In addition, all competitive market participants, including Affected Utilities, will be required to obtain at least one-half of one percent of the energy sold competitively in the Arizona retail market from new solar generating resources by January 1, 1999. This required percentage will increase to one percent on January 1, 2002. New solar resources are defined under the rules as photovoltaic or solar thermal
resources that are installed on or after January 1, 1997.   Electric service
providers not in compliance with these solar resource standards will be subject to a penalty of up to 30 cents per kWh to be applied to the kWh deficiency in solar energy provided.

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

     Each Affected Utility will be required to file unbundled service tariffs with the ACC by December 31, 1997, for the following services: distribution wheeling service, metering and meter reading services, billing and collection services, open access transmission service (as approved by the FERC, if applicable), ancillary services (as defined by FERC Order No. 888), information services such as the provision of customer information to other service providers, and other ancillary services necessary for safe and reliable system operation. Until such time as the ACC determines that retail competition has been substantially implemented, each Affected Utility will also have to provide standard offer bundled service equivalent to the services currently being provided at regulated rates to all consumers located in their current retail service areas.

     Pursuant to the rules, working groups have been formed to analyze various
issues related to retail competition.   Each working group consists of members
representing a wide variety of interests including the ACC Staff, consumers, Affected Utilities, and potential new service providers. Separate working groups have been established to investigate issues related to the quantification and recovery of stranded costs, the unbundling of utility services and rates, the maintenance of system reliability and safety, the methods to be used in determining consumer participation during the early phase-in periods, and certain legal issues related to the rules. Reports describing the activities and recommendations of working group members are scheduled to be provided to the ACC by the fourth quarter of 1997. The Company is actively participating in each of the working groups investigating retail competition issues.

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

     The Arizona Legislature is also investigating the potential merits of retail electric competition. Legislation was passed in 1996 requiring the establishment of a joint legislative study committee on electric industry competition. This committee is charged with studying and making recommendations
on a wide variety of issues related to electric industry competition.   The
committee is to complete a report to the legislature no later than December 31, 1997. Such report is to contain a proposal for electric utility competition for implementation by December 31, 1999. An advisory committee on electric industry competition was also created, consisting of members representing electric consumers, electric utilities, various State offices and agencies, and other interested parties. The Company has a representative on such advisory committee
who is actively participating as a committee member.   Three subcommittees of
the advisory committee were recently formed for purposes of evaluating the timing of retail competition, reviewing tax issues related to retail competition and identifying specific legislative actions necessary to implement retail competition.

     The Company cannot predict whether or not there will be competing initiatives on industry restructuring from both the ACC and the Arizona Legislature. However, the Company believes that certain matters contained in the ACC's rules on retail competition may require legislative changes, while other matters may require constitutional amendments. Additionally, several federal initiatives regarding retail electric competition have been introduced in Congress which, if passed, could modify, augment or preempt the actions taken by the ACC or the Arizona Legislature. The Company will continue to assess the likely impact of the ACC's rules on retail competition, proposed legislation on retail competition, and other potential market reforms on the Company. At the present time the Company is unable to predict the ultimate impact of increased retail competition on the Company's future results of operations. See Accounting for the Effects of Regulation below for a discussion of the potential impact of increased competition on the Company's accounting policies.


HOLDING COMPANY PROPOSAL
------------------------
     On April 4, 1997, the Company filed with the ACC a notice of intent to organize a public utility holding company. If approved by the ACC and the FERC, the Company intends to establish through a one-for-one share exchange a new corporate structure in which the Company will be a subsidiary of a new holding company named UniSource Energy Corporation. The Company is seeking to establish a holding company structure because the Company believes that it is in the best interests of its Shareholders for the Company to participate in various segments of the evolving and expanding electric energy business. The Company believes that such participation would be facilitated and enhanced by the holding company structure, a structure commonly used in the electric industry and other industries to conduct different lines of business. In May 1995, Shareholders approved the formation of a holding company and the related one-for-one share exchange. If regulatory approvals are received, it is likely that no further Shareholder approval would be required to effect the share exchange.

     If the holding company structure is established, substantially all of the assets of the holding company initially following the share exchange would consist of the Company's Common Stock. The holding company would rely primarily on funding sources other than TEP to fund its operations and to capitalize affiliate companies because the Company is currently prohibited from paying dividends (see Dividends on Common Stock below) and because the Company may be prohibited from making investments in the holding company or affiliated companies. Also, the ACC's affiliated interest rules would limit certain transactions between the holding company and the Company unless approved by the ACC. Accordingly, funds for the holding company would be limited until the holding company obtains outside financing or until the affiliate companies are able to pay cash dividends to the holding company. The Company is reviewing various methods for the holding company to obtain outside financing, including the issuance of new equity by the holding company.

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


ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------
     The Company prepares its financial statements in accordance with the provisions of FAS 71. This statement requires a cost-based rate-regulated utility to reflect the effect of regulatory decisions in its financial statements. In certain circumstances, FAS 71 requires that certain costs and/or obligations be reflected in a deferral account in the balance sheet and not be reflected in the statement of income or loss until matching revenues are recognized. Therefore, the Company's Consolidated Balance Sheets at March 31, 1997, and at December 31, 1996, contain certain line items (for example, Deferred Debits - Regulatory Assets and MSR Option Gain Regulatory Liability, Accumulated Deferred Investment Tax Credits Regulatory Liability, and Other Regulatory Liabilities) solely as a result of the application of FAS 71. In addition, a number of line items in the Company's Consolidated Statements of Income for the quarters ended March 31, 1997 and 1996 also reflect the application of FAS 71.

     As noted in Competition, Retail above, on December 23, 1996, the ACC voted to adopt rules on retail electric competition. Until such time as the ACC adopts specific guidelines for quantifying unmitigated stranded costs, including the methods used to identify and value jurisdictional assets and obligations, the Company is unable to predict whether it will recover the full costs of its investments in utility plant assets and regulatory assets. If less than full recovery is provided, write-offs of assets may occur and the Company may be unable to continue to apply FAS 71.

     Further, in response to the legislation adopted by the State of California in 1996 establishing competitive markets for electricity in that state, the SEC is reported to have questioned the continued applicability of FAS 71 by California investor-owned utilities even though the recovery of stranded costs is provided through a statutory funding mechanism. It is reasonably possible that the SEC could question the continued applicability of FAS 71 to investor-owned utilities subject to similar legislation or regulatory action in other states. The Company understands that the Financial Accounting Standards Board's Emerging Issues Task Force has agreed to commence consideration of this issue during the second quarter of 1997. Depending upon the outcome of such review, the SEC's response to this issue, and the applicability to the retail electric competition rules adopted in Arizona, the Company may be unable to continue to apply FAS 71, even if it believes it will recover the full amount of its costs under the ACC competition phase-in plan. The Company is unable to predict the outcome of these matters.

     If at some point in the future the Company determines that all or a portion of the Company's regulated operations no longer meet the criteria for continued application of FAS 71, the Company would be required to adopt the provisions of FAS 101 for that portion of the operations for which FAS 71 no longer applied. Adoption of FAS 101 would require the Company to write off its regulatory assets and liabilities as of the date of adoption of FAS 101 and would preclude the future deferral in the balance sheet of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future. Based on the balances of the Company's regulatory assets and liabilities as of March 31, 1997, the Company estimates that if FAS 101 were adopted and applied to all segments of the Company's operations, an extraordinary loss of $158 million, which includes a reduction for the related deferred income taxes of $82 million, would be required. The Company's cash flows would not be affected by the adoption of FAS 101.

    At the present time, the Company recovers the costs of its plant assets through its regulated revenues. If in the future the Company discontinues accounting according to the provisions of FAS 71, the Company would also need to consider whether the markets in which the Company is then selling power will allow the Company to recover the costs of its plant assets. At that time, if market prices are not expected to allow the Company to recover the costs of its plant assets, additional write-downs may be required in accordance with the provisions of FAS 121.


DIVIDENDS ON COMMON STOCK
------------------------
     The Company is precluded by restrictive covenants in certain debt agreements from declaring or paying dividends. No dividend on common stock has been declared or paid since 1989.

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

     The Company's ability to pay a dividend is restricted by certain covenants of the General First Mortgage. So long as certain series of First Mortgage Bonds (aggregating $184 million in principal amount) are outstanding, these covenants restrict the payment of dividends on Common Stock if certain cash flow coverage and retained earnings tests are not met. The cash flow coverage test would prevent the Company from paying dividends on its Common Stock until such time as the Company's cash flow coverage ratio, as defined therein, is greater or equal to a ratio of 2 to 1, and the retained earnings test would permit dividend payments if the Company has positive retained earnings rather than an accumulated deficit. As of March 31, 1997, the Company had a cash flow coverage ratio in excess of 2 to 1 and the Company's accumulated deficit was $494 million. Such covenants will remain in effect until the First Mortgage Bonds of such series have been paid or redeemed. The latest maturity of such First Mortgage Bonds is in 2003.

     The MRA contains a dividend restriction based on the amount of retained earnings. Such restriction will no longer apply if (i) the Renewable Term Loan and the Revolving Credit have been paid in full and the commitments relating thereto have been terminated and (ii) the Company's senior long-term debt is rated investment grade. At May 8, 1997, there was no outstanding balance due under the Renewable Term Loan, and to date no amounts have been borrowed under the Revolving Credit. Commitments relating to such facilities permit the Company to borrow $140 million under the Renewable Term Loan and $50 million under the Revolving Credit. The Company's senior long-term debt is currently rated below investment grade.

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


EARNINGS
--------
     The Company recorded net income of $11.5 million in the first quarter of 1997 compared with net income of $0.4 million in the first quarter of 1996. The net income per average share of Common Stock was $0.36 for the first quarter of 1997 compared with net income per average share of Common Stock of $0.01 for the first quarter of 1996.


RESULTS OF OPERATIONS
---------------------

RESULTS OF UTILITY OPERATIONS

   SALES AND REVENUES

     Comparisons of kilowatt-hour sales and electric revenues are shown below:

                                                   Increase/(Decrease)
                                                   -------------------
Three Months Ended March 31      1997     1996     Amount      Percent
---------------------------      ----     ----    ------      -------
Electric kWh Sales (000):
   Retail Customers           1,622,441  1,581,425  41,016       2.6%
   Sales for Resale             715,187    719,064  (3,877)     (0.5)
                              ---------  ---------  ------
       Total                  2,337,628  2,300,489  37,139       1.6
                              ========   =========  ======

Electric Revenues (000):
   Retail Customers          $129,937    $125,210  $  4,727      3.8%
   Amortization of MSR Option
    Gain Regulatory Liability   5,013       5,013         -        -
   Sales for Resale            19,331      17,805     1,526      8.6
                              -------    --------  --------
       Total                 $154,281    $148,028  $  6,253      4.2
                             ========    ========  ========


     KWh sales to retail customers increased by 2.6% in the first quarter of 1997 compared with the first quarter of 1996, due primarily to a 2.6% increase in the average number of retail customers. Revenues from sales to retail customers increased by 3.8% in the first quarter of 1997 compared with the same period in 1996 due to higher kWh sales and a 1.1% retail rate increase implemented by the Company on March 31, 1996.

     Sales for resale decreased by 0.5% in the first quarter of 1997 relative to the same period in 1996. However, revenues from sales for resale increased by 8.6% due to higher market prices for wholesale economy energy in the first quarter of 1997 compared with the first quarter of 1996. Factors contributing to higher market prices included an increase in natural gas prices and a reduction in regional generating capability due to planned and forced outages of generating facilities in the southwestern United States.

  OPERATING EXPENSES

     Fuel and Purchased Power expense decreased slightly in the first quarter of 1997 compared with the same period in 1996. This expense did not increase proportionately with the increase in kWh sales due to take-or-pay payments for fuel accrued in the first quarter of 1996. No such payments were made or accrued in the first quarter of 1997.

     Other Operations expense increased by $2.2 million in the first quarter of 1997 relative to the same period in 1996. This increase was attributable to an increase in payments for outside services as well as an adjustment related to post-retirement benefits other than pensions.

     Depreciation and Amortization expense decreased by $2.0 million in the first quarter of 1997 compared with the first quarter of 1996. This decrease was attributable to the completion in January 1997 of a three year amortization period for Springerville Unit 2 Rate Synchronization Costs established in the 1994 Rate Order, as well as an extension of the depreciable life for pollution control facilities as required by the Company's 1996 Rate Order.

     Taxes Other Than Income Taxes decreased by $2.4 million in the first quarter of 1997 compared with the same period in 1996. This decrease was due primarily to a reduction in property tax rates and reduced property valuations for tax purposes.

     Income Tax benefit included in Operating Expenses decreased by $3.5 million in the first quarter of 1997 compared with the first quarter of 1996 due to an increase in pre-tax operating income net of interest expense.

OTHER INCOME

     Income Tax benefits included in Other Income increased $7.2 million in the first quarter of 1997 compared with the first quarter of 1996 due primarily to increased NOL benefit recognition resulting from a revision in the expected future utilization of NOLs generated in prior periods. The Company recognizes benefits related to prior period NOLs based on changes in the estimated amount of NOLs that in the Company's judgment are more likely than not to be realized in the future. A significant factor, among others, considered in estimating such amount is the three year historical average book income before taxes.

     If the Company's operating results continue to improve, the three year historical average net book income would continue to increase. Correspondingly, the Company would likely recognize additional NOL benefits totaling up to approximately $27 million over the next two years relating to prior period NOLs unrecognized at March 31, 1997. The amount of NOL benefits recognized in periods subsequent to March 31, 1997, if any, and the timeframe in which such benefits are recognized, may vary significantly from the estimate described in this paragraph. In addition, in future periods when such NOLs are utilized for income tax purposes to offset taxable income, income tax expense shown on the Company's Consolidated Statements of Income will not be reduced to reflect such utilization.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     The Company expects to generate sufficient cash flows during 1997 to fund its continuing operating activities and construction expenditures. However, the Company's projected cash flows are subject to variation due to changes in wholesale revenues, changes in short-term interest rates, and other factors.
For example, an increase in short-term interest rates of 100 basis points (1%) would result in an approximate $9 million increase in annual interest payments. If cash flows were to fall short of expectations, the Company would rely on existing cash balances, borrowings under the Renewable Term Loan and, if necessary, borrowings under the Revolving Credit.

     At May 8, 1997, there was no outstanding balance due under the Renewable Term Loan, and to date, no amount has been borrowed under the Revolving Credit. Pursuant to the terms of the MRA, the Renewable Term Loan commitment is scheduled to decrease by 5% per quarter during 1997 and by 10% per quarter in 1998 and 1999, resulting in termination of the commitment by December 31, 1999. As such, the Renewable Term Loan commitment decreased from $164 million to $156 million as of March 31, 1997. Due to MRA provisions regarding the optional prepayment of debt obligations, and the April 1997 refinancing of $31.4 million of floating rate IDBs (see Financing Developments below), the Renewable Term Loan commitment was reduced by an additional $16 million as of April 29, 1997, to $140 million. The Revolving Credit commitment remained at $50 million as of May 8, 1997.

     The Company's cash and cash equivalents balance at May 8, 1997 was approximately $88 million. Cash balances are invested in investment grade money-market securities with an emphasis on preserving the principal amounts invested.

CASH FLOWS

     The Company's cash and cash equivalents increased $37.7 million or 55%, from the March 31, 1996 ending balance of $68.9 million to the March 31, 1997 ending balance of $106.6 million. This increase was due to the receipt of net cash flows from operating activities in excess of the net cash flows required for investing and financing activities for the twelve month period ended March 31, 1997.

     Net cash flows from operating activities increased in aggregate by $11.7 million in the first quarter of 1997 compared with the same period in 1996.
This increase was due primarily to an increase in cash receipts from retail and wholesale customers and a $4.6 million reduction in wages paid (net of amounts capitalized) during the first quarter of 1997 compared with the same period in 1996. These increases to net cash flows were partially offset by the receipt of $4.1 million in cash related to the sale of emission allowances in the first quarter of 1996.

     Net cash outflows from investing activities decreased in aggregate by $1.6 million in the first quarter of 1997 compared with the same period in 1996, due primarily to a reduction in construction expenditures. This reduction was partially offset by a $1.3 million increase in investments in joint ventures.

     Net cash outflows from financing activities increased in aggregate by $20.8 million in the first quarter of 1997 compared with the same period in 1996 as a result of the Company's repayment of the $31 million Renewable Term Loan balance during the first quarter of 1997.


FINANCING DEVELOPMENTS

     On April 29, 1997, the City of Farmington, New Mexico issued $80.41 million aggregate principal amount of its 1997 Series A Pollution Control Revenue Bonds (Tucson Electric Power Company San Juan Project) for the benefit of the Company. The proceeds from this issuance have been made available to the Company under an installment sale agreement and will be used on June 12, 1997 to redeem all of the City of Farmington's Series 1973 Pollution Control Revenue bonds (Tucson Gas & Electric Company San Juan Project), 6.25% due in 2003 ($47.91 million aggregate principal amount) and all of the City of Farmington's 1977 Series A Collateralized Pollution Control Revenue bonds (Tucson Gas & Electric Company San Juan Project), 6.10% due 2007 ($32.5 million aggregate principal amount). The Farmington 1977 Series A bonds were secured by an equal principal amount of First Mortgage Bonds. The new bonds, which are unsecured, pay interest at a fixed annual rate of 6.95% and will mature in October 2020.

     On April 29, 1997, the Coconino County, Arizona Pollution Control Corporation issued $36.7 million aggregate principal amount of its 1997 Series A Pollution Control Revenue Bonds (Tucson Electric Power Company Navajo Project) for the benefit of the Company. The proceeds from this issuance have been loaned to the Company and will be used on June 4, 1997 to (i) redeem all of the 1996 Series A Pollution Control Revenue Bonds (Tucson Electric Power Company Project), variable rate due 2031 ($16.7 million aggregate principal amount) and
(ii) fund the construction of additional pollution abatement facilities at the Navajo Generating Station. The new bonds, which are unsecured, pay interest at a fixed annual rate of 7.125% and will mature in October 2032.

     On April 29, 1997, the Coconino County, Arizona Pollution Control Corporation also issued $14.7 million aggregate principal amount of its 1997 Series B Pollution Control Revenue Bonds (Tucson Electric Power Company Navajo Project) for the benefit of the Company. The proceeds from this issuance have been loaned to the Company and will be used on June 4, 1997 to redeem all of the 1996 Series B Pollution Control Refunding Revenue Bonds (Tucson Electric Power Company Project), variable rate due 2031 ($14.7 million aggregate principal amount). The new bonds, which are unsecured, pay interest at a fixed annual rate of 7.00% and will mature in October 2032.

     The refunded Coconino bonds are backed by letters of credit. The issuers of such letters of credit received First Mortgage Bonds in the aggregate principal amount of $34.5 million to secure the Company's reimbursement obligations. Upon the redemption of such Coconino bonds, the aggregate principal amount of Company debt backed by letters of credit will be reduced from $805 million to $774 million. The aggregate principal amount of First Mortgage Bonds outstanding will also be reduced by $34.5 million.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------
     This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. The Company is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of the Company in this Quarterly Report on Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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


                          PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS
==============================================================================
TAX ASSESSMENTS

     See Note 1 of Notes to Condensed Consolidated Financial Statements, Tax Assessments.


ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K
==============================================================================
(a)   Exhibits.

        -  See Exhibit Index.


(b)   Reports on Form 8-K.

        - The Company has not filed any Current Reports on Form 8-K since filing the Form 10-K for 1996.



                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TUCSON ELECTRIC POWER COMPANY
                                     =============================
                                               (Registrant)


Date:  May 14, 1997                             Ira R. Adler
                                   ------------------------------------
                                                Ira R. Adler
                                   Senior Vice President and Principal
                                             Financial Officer



                                 EXHIBIT INDEX

     4a - Amended and Restated Installment Sale Agreement, dated as of April 1,
          1997, between the City of Farmington, New Mexico and the Registrant relating to Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company San Juan Project).
     4b - City of Farmington, New Mexico Ordinance No. 97-1055, adopted April
          17, 1997, authorizing Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company San Juan Project).
     4c - Loan Agreement, dated as of April 1, 1997, between Coconino County,
          Arizona Pollution Control Corporation and the Registrant relating to Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company Navajo Project).
     4d - Indenture of Trust, dated as of April 1, 1997, between Coconino
          County, Arizona Pollution Control Corporation and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company Navajo Project).
     4e - Loan Agreement, dated as of April 1, 1997, between Coconino County,
          Arizona Pollution Control Corporation and the Registrant relating to Pollution Control Revenue Bonds, 1997 Series B (Tucson Electric Power Company Navajo Project).
     4f - Indenture of Trust, dated as of April 1, 1997, between Coconino
          County, Arizona Pollution Control Corporation and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1997 Series B (Tucson Electric Power Company Navajo Project).
     15 - Letter regarding unaudited interim financial information.
     27 - Financial Data Schedule.