Form 10-Q
period 1997-06-30
TUCSON ELECTRIC POWER CO
filed 1997-08-12
CIK 100122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-Q

 (Mark One)
   [X]                   QUARTERLY REPORT PURSUANT TO
                            SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended June 30, 1997

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

     At August 7, 1997, 32,135,207 shares of the registrant's Common Stock, no par value (the only class of Common Stock), were outstanding.





                               TABLE OF CONTENTS
                                                                       Page


Definitions..............................................................ii
Independent Accountants' Report...........................................1

                         PART I - FINANCIAL INFORMATION

Item 1.  --  Financial Statements
     Comparative Condensed Consolidated Statements of Income..............2
     Comparative Condensed Consolidated Statements of Cash Flows..........3
     Comparative Condensed Consolidated Balance Sheets....................4
     Notes to Condensed Consolidated Financial Statements
     Note 1.  Tax Assessments.............................................5
     Note 2.  Rate Matters................................................6
     Note 3.  Springerville Coal Contract.................................6
     Note 4.  Consolidated Subsidiaries...................................6
     Note 5.  Long-Term Debt..............................................6
     Note 6.  Income Taxes................................................7
     Note 7.  New Accounting Standard.....................................8
     Note 8.  Reclassifications...........................................8

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations
     Overview.............................................................9
     Competition
         Wholesale.......................................................10
         Retail..........................................................11
     Holding Company Proposal............................................13
     Retail Rate Proposal................................................13
     Accounting for the Effects of Regulation............................14
     Dividends on Common Stock...........................................15
     Earnings............................................................15
Results of Operations
     Results of Utility Operations
         Sales and Revenues..............................................16
         Operating Expenses..............................................17
         Other Income....................................................17
     Events Affecting Future Results of Utility Operations
         NTUA Wholesale Power Contract...................................18
         Springerville Coal Supply Contract..............................18
Liquidity and Capital Resources..........................................19
     Cash Flows..........................................................19
     Financing Developments
         Sale of New Bonds...............................................19
         Financing Application Filed with ACC............................20
Safe Harbor for Forward-Looking Statements...............................20

                          PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
        Tax Assessments..................................................22

Item 4. -- Submission of Matters to a Vote of Security Holders...........22

Item 6. -- Exhibits and Reports on Form 8-K..............................22

Signature Page...........................................................23


                                  DEFINITIONS

The abbreviations and acronyms used in the 1997 Second Quarter Form 10-Q are defined below:

ACC...............   Arizona Corporation Commission.
ADOR..............   Arizona Department of Revenue.
Common Stock......   The Company's common stock, without par value.
Company or TEP....   Tucson Electric Power Company.
EITF..............   Emerging Issues Task Force of the Financial Accounting
                      Standards Board.
FAS 71............   Statement of Financial Accounting Standards #71:
                      Accounting for the Effects of Certain Types of
                      Regulation.
FAS 101...........   Statement of Financial Accounting Standards #101:
                      Regulated Enterprises - Accounting for the
                      Discontinuation of Application of FAS 71.
FAS 121...........   Statement of Financial Accounting Standards #121:
                      Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.
FERC..............   Federal Energy Regulatory Commission.
First Mortgage
 Bonds............   First mortgage bonds issued under the General First
                      Mortgage.
General First
 Mortgage.........   The Indenture, dated as of April 1, 1941, of Tucson Gas,
                      Electric Light and Power Company to The Chase National Bank of the City of New York, as trustee, as supplemented and amended.
IDBs..............   Industrial development revenue or pollution control bonds.
Irvington.........   Irvington Generating Station.
Irvington Lease...   The leveraged lease arrangement relating to Irvington Unit
                      4.
kWh...............   Kilowatt-hour(s).
MRA...............   Master restructuring agreement between the Company and the
                      Banks which includes the Renewable Term Loan, Revolving Credit and certain replacement reimbursement agreements.
MSR...............   Modesto, Santa Clara and Redding Public Power Agency.
MW................   Megawatt(s).
1994 Rate Order...   ACC Rate Order concerning an increase in the Company's
                      retail base rates and certain regulatory write-offs, issued January 11, 1994.
1996 Rate Order......ACC Rate Order concerning an increase in the Company's retail base rates and the recovery of Springerville Unit 2 costs, issued March 29, 1996.
NTUA..............   Navajo Tribal Utility Authority.
NOL...............   Net Operating Loss carryforward for income tax purposes.
Renewable Term
 Loan.............   Credit facility that  replaced the  Term Loan  pursuant to the MRA Sixth Amendment, dated as of November 1, 1994, and effective March 7, 1995.
Revolving Credit..   $50 million revolving credit facility entered into between a syndicate of banks and the Company.
SEC...............   Securities and Exchange Commission.
Shareholders......   Holders of Common Stock.
Springerville.....   Springerville Generating Station.
Springerville Coal
 Handling Facilities
 Leases...........   Leveraged lease arrangements relating to the coal handling facilities serving Springerville.
Springerville Common
 Facilities
 Leases...........   Leveraged lease arrangements relating to one-half interest in certain facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
Springerville
Unit 1 Leases.....   Leveraged lease arrangements relating to Springerville
                      Unit 1, and one half interest in certain facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
SSP...............   Shared Savings Proposal filed with the ACC July 9, 1997
                      requesting a 1.1% annual retail rate reduction.
Valencia..........   Valencia Energy Company, previously a wholly-owned
                      subsidiary of the Company, merged into the Company on May 31, 1996.
VSP...............   Voluntary Severance Plan offered to Company employees and
                      implemented in May 1996.


INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Tucson Electric Power Company and its Stockholders
220 West Sixth Street
Tucson, Arizona  85701

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and subsidiaries (the Company) as of June 30, 1997 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996 and cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Tucson, Arizona
July 31, 1997



						PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

     The June 30 condensed consolidated financial statements are unaudited but reflect all normal recurring accruals and other adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods covered. Due to seasonal fluctuations in sales, the quarterly results are not indicative of annual operating results. Also see
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations.
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                            June 30,
                                                         1997       1996
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $159,249    $162,040
 Amortization of MSR Option Gain Regulatory Liability    3,092       5,013
 Sales for Resale                                       20,629      17,480
                                                      ---------   ---------
    Total Operating Revenues                           182,970     184,533
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               51,493      50,106
 Capital Lease Expense                                  26,388      26,444
 Amortization of Springerville Unit 1 Allowance         (7,010)     (7,272)
 Other Operations                                       28,087      24,360
 Maintenance and Repairs                                11,384       8,820
 Depreciation and Amortization                          21,445      24,797
 Taxes Other Than Income Taxes                          13,093      14,686
 Voluntary Severance Plan Expense                            -      13,998
 Income Taxes                                            4,260       1,484
                                                      ---------   ---------
    Total Operating Expenses                           149,140     157,423
                                                      ---------   ---------
      Operating Income                                  33,830      27,110
                                                      ---------   ---------

Other Income (Deductions)
 Income Taxes                                           11,385       6,504
 Reversal of Loss Provision                             10,154           -
 Interest Income                                         2,643       1,429
 Other Income (Deductions)                                (925)        631
                                                      ---------   ---------
    Total Other Income (Deductions)                     23,257       8,564
                                                      ---------   ---------

Interest Expense
 Long-Term Debt - Net                                   16,453      15,113
 Interest Imputed on Losses Recorded at Present Value    8,175       8,223
 Other Interest Expense                                  2,558       2,049
                                                      ---------   ---------
    Total Interest Expense                              27,186      25,385
                                                      ---------   ---------

Net Income                                            $ 29,901    $ 10,289
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)        32,135      32,133
                                                      =========   =========

Net Income per Average Share                          $   0.93    $   0.32
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.

COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                        Six Months Ended
                                                            June 30,
                                                         1997       1996
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $289,186    $287,250
 Amortization of MSR Option Gain Regulatory Liability    8,105      10,026
 Sales for Resale                                       39,960      35,285
                                                      ---------   ---------
    Total Operating Revenues                           337,251     332,561
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               97,139      95,930
 Capital Lease Expense                                  52,664      52,249
 Amortization of Springerville Unit 1 Allowance        (14,019)    (14,545)
 Other Operations                                       54,383      48,448
 Maintenance and Repairs                                21,615      18,354
 Depreciation and Amortization                          43,219      48,550
 Taxes Other Than Income Taxes                          25,718      29,737
 Voluntary Severance Plan Expense                            -      13,998
 Income Taxes                                            1,912      (4,388)
                                                      ---------   ---------
    Total Operating Expenses                           282,631     288,333
                                                      ---------   ---------
      Operating Income                                  54,620      44,228
                                                      ---------   ---------

Other Income (Deductions)
 Income Taxes                                           25,943      13,861
 Reversal of Loss Provision                             10,154           -
 Interest Income                                         4,399       2,902
 Other Income (Deductions)                              (1,935)         69
                                                      ---------   ---------
    Total Other Income (Deductions)                     38,561      16,832
                                                      ---------   ---------

Interest Expense
 Long-Term Debt - Net                                   30,570      29,757
 Interest Imputed on Losses Recorded at Present Value   16,454      16,586
 Other Interest Expense                                  4,764       4,009
                                                      ---------   ---------
    Total Interest Expense                              51,788      50,352
                                                      ---------   ---------

Net Income                                            $ 41,393    $ 10,708
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)        32,135      32,134
                                                      =========   =========

Net Income per Average Share                          $   1.29    $   0.33
                                                      =========   =========


See Notes to Condensed Consolidated Financial Statements.

COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            June 30,
                                                         1997       1996
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $293,113    $288,828
  Cash Receipts from Sales for Resale                   42,635      35,319
  Fuel and Purchased Power Costs Paid                  (90,574)    (84,282)
  Wages Paid, Net of Amounts Capitalized               (32,899)    (37,364)
  Payment of Other Operations and Maintenance Costs    (45,359)    (36,099)
  Capital Lease Interest Paid                          (40,774)    (41,233)
  Interest Paid, Net of Amounts Capitalized            (34,777)    (35,450)
  Taxes Paid, Net of Amounts Capitalized               (48,559)    (53,361)
  Contract Termination Fee Paid                        (30,000)          -
  Emission Allowance Inventory Sale                          -       4,120
  Interest Received                                      3,958       2,920
  Other                                                    660      (2,355)
                                                      ---------   ---------
    Net Cash Flows - Operating Activities               17,424      41,043
                                                      ---------   ---------

Cash Flows from Investing Activities
  Construction Expenditures                            (33,870)    (36,690)
  Investments in Joint Ventures                         (2,117)     (4,600)
  Other                                                    980         233
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (35,007)    (41,057)
                                                      ---------   ---------

Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt             124,122      31,400
  Payments to Retire Long-Term Debt                   (112,310)    (25,200)
  Payments on Renewable Term Loan                      (31,000)          -
  Payments to Retire Capital Lease Obligations          (4,751)     (4,787)
  Other                                                   (568)       (234)
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (24,507)      1,179
                                                      ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents   (42,090)      1,165
Cash and Cash Equivalents, Beginning of Year           130,291      85,094
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $ 88,201    $ 86,259
                                                      =========   =========











See Notes to Condensed Consolidated Financial Statements.

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION


                                                        Six Months Ended
                                                            June 30,
                                                         1997       1996
                                                     -Thousands of Dollars-

Net Income                                            $ 41,393    $ 10,708
Adjustments to Reconcile Net Income
 to Net Cash Flows
  Depreciation and Amortization Expense                 43,219      48,550
  Deferred Income Taxes and
   Investment Tax Credits - Net                        (24,280)    (18,286)
  Lease Payments Deferred                               17,750      16,600
  Regulatory Amortizations, Net of Interest Imputed
   on Losses Recorded at Present Value                  (5,669)     (7,985)
  Contract Termination Fee                             (30,000)          -
  Other                                                (11,399)     (3,084)
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                                (16,314)    (18,096)
    Materials and Fuel                                  (7,342)        428
    Accounts Payable                                     9,113       8,214
    Taxes Accrued                                            9       2,025
    Other Current Assets and Liabilities                (2,998)     (6,127)
    Other Deferred Assets and Liabilities                3,942       8,096
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $ 17,424    $ 41,043
                                                      =========   =========

















See Notes to Condensed Consolidated Financial Statements.

COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                     June 30,  December 31,
                                                       1997        1996
                                                   - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,151,022  $2,129,205
  Utility Plant Under Capital Leases                   893,064     893,064
  Construction Work in Progress                         83,001      74,210
                                                    ----------- -----------
    Total Utility Plant                              3,127,087   3,096,479
  Less Accumulated Depreciation and Amortization      (955,207)   (922,947)
  Less Accumulated Amortization of Capital Leases      (64,839)    (56,240)
  Less Springerville Unit 1 Allowance                 (165,572)   (163,388)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,941,469   1,953,904
                                                    ----------- -----------

Investments and Other Property                          70,999      69,289
                                                    ----------- -----------

Current Assets
  Cash and Cash Equivalents                             88,201     130,291
  Accounts Receivable                                   82,219      65,905
  Materials and Fuel                                    37,698      30,356
  Deferred Income Taxes - Current                       13,653      10,223
  Other                                                 15,519      14,026
                                                    ----------- -----------
    Total Current Assets                               237,290     250,801
                                                    ----------- -----------

Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        170,912     173,731
  Deferred Common Facility Costs                        59,492      60,762
  Deferred Contract Termination Fee                     50,000           -
  Deferred Springerville Unit 2 Costs                   16,235      21,260
  Deferred Lease Expense                                13,118      15,067
  Other Deferred Regulatory Assets                       8,679       8,004
Deferred Debits - Other                                 15,725      15,723
                                                    ----------- -----------
    Total Deferred Debits                              334,161     294,547
                                                    ----------- -----------
Total Assets                                        $2,583,919  $2,568,541
                                                    =========== ===========


See Notes to Condensed Consolidated Financial Statements.

COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND OTHER LIABILITIES
                                                     June 30,  December 31,
                                                       1997        1996
                                                   - Thousands of Dollars -
Capitalization
  Common Stock                                      $  645,230  $  645,243
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (464,205)   (505,598)
                                                    ----------- -----------
  Common Stock Equity                                  174,668     133,288
  Capital Lease Obligations                            892,020     895,867
  Long-Term Debt                                     1,204,967   1,223,025
                                                    ----------- -----------
    Total Capitalization                             2,271,655   2,252,180
                                                    ----------- -----------

Current Liabilities
  Short-Term Debt                                            -       3,567
  Current Obligations Under Capital Leases              16,427      10,383
  Current Maturities of Long-Term Debt                     500       1,635
  Accounts Payable                                      37,919      28,806
  Interest Accrued                                      58,968      57,404
  Taxes Accrued                                         24,016      24,007
  Contract Termination Fee Payable                      20,000           -
  Other                                                 14,924      15,614
                                                    ----------- -----------
    Total Current Liabilities                          172,754     141,416
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    74,693      96,422
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 13,246      15,188
  MSR Option Gain Regulatory Liability                       -       7,853
  Other Regulatory Liabilities                          17,574      17,596
  Other                                                 33,997      37,886
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       139,510     174,945
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,583,919  $2,568,541
                                                    =========== ===========




See Notes to Condensed Consolidated Financial Statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 1.  TAX ASSESSMENTS
------------------------

  Ruling on Arizona Sales Tax Assessments - Coal Sales

     The Arizona Department of Revenue (ADOR) issued transaction privilege (sales) tax assessments to the Company alleging that Valencia was liable for sales tax on gross income received from coal sales, transportation and coal-handling services to the Company for the period November 1985 through May 1993. The Company protested these assessments. On September 12, 1996, the Arizona Court of Appeals upheld the validity of the assessment issued for the period November 1985 through March 1990. On July 1, 1997, the Arizona Supreme Court granted a Petition for Review filed by the Company. Additionally, the Company is protesting the assessments for the period April 1990 through May 1993.

     Previously, the Company had recorded an expense through the Consolidated Statements of Income (Loss) and related liability for the amount of sales taxes and interest thereon which the Company believed was probable of incurrence. The amounts recorded by the Company included estimates for the period June 1993 through May 1996, the period for which the Company has not yet been assessed. Generally, Arizona law requires payment of an assessment prior to pursuing the appellate process. The Company has previously paid, under protest, a total of $23 million of the disputed sales tax assessments, subject to refund in the event the Company prevails.

     On May 31, 1996, Valencia was merged into the Company. Effective with the merger, Valencia no longer supplies coal to the Company. Instead the Company acquires coal directly from the supplier. As a result, the Company believes it is not liable for transaction privilege tax computed on a basis similar to the assessments described above subsequent to May 31, 1996. For periods subsequent to May 31, 1996, the Company continues to record an estimated interest expense on the above assessments.

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

     In the opinion of management, the Company has recorded, through the Consolidated Statements of Income (Loss) in current and prior years, a liability for the amount of state taxes and interest thereon for which the Company believes incurrence is probable as of June 30, 1997. In the event that the assessments by the ADOR are sustained, an additional liability would result. Although it is reasonably possible that the ultimate resolution of such matter could result in an additional sales tax expense of up to approximately $21 million in excess of amounts recorded, management and outside tax counsel believe that the Company has meritorious defenses to mitigate or eliminate the assessed amounts.

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


NOTE 2.  RATE MATTERS
---------------------

     On July 9, 1997, the Company filed with the ACC a request for an annual rate reduction of $6.8 million (or 1.1%) for retail customers. This filing is in the form of a Shared Savings Proposal (SSP) which promotes a sharing of benefits with customers of cost containment efforts and the mitigation of potential stranded costs associated with the introduction of retail electric competition in Arizona. The cost containment savings were realized primarily from renegotiated fuel contracts and the Company's Voluntary Severance Program, which reduced the Company's workforce by approximately 15%. No date has been set for formal consideration of the matter by the ACC.

     The Company proposed that additional savings be used by the Company to mitigate potential stranded costs through accelerated amortization of retail excess capacity deferrals. Retail excess capacity deferrals represent those operating and capital costs associated with Springerville Unit 2 capacity, which were deemed by the ACC to not be recoverable in retail rates prior to the 1994 and 1996 Rate Orders. Such retail excess capacity deferrals totaled $91.1 million and $93.6 million at June 30, 1997 and December 31, 1996, respectively. Such deferrals are not reflected in the accompanying Condensed Consolidated Balance Sheets because such retail excess capacity deferrals, while deferred for regulatory purposes, were not deferred for financial reporting purposes but were expensed as incurred. The proposed $7.2 million increase in annual amortization expense for such excess capacity deferrals would decrease the amortization period from 20 years to 7.76 years. The proposed increase in amortization expense would be reflected in the Company's regulatory accounting records but would have no impact on the expenses included in the Company's financial accounting statements.


NOTE 3.  SPRINGERVILLE COAL CONTRACT
------------------------------------

     On June 27, 1997, the Company signed an agreement with the coal supplier for the Springerville Generating Station to terminate the existing coal supply contract and enter into a new, more cost effective contract with the same supplier. A $50 million termination fee was incurred by the Company and is payable in three installments: $30 million paid on June 30, 1997, $10 million due September 30, 1997, and $10 million due March 31, 1998. The previous coal supply contract covered the useful lives of Springerville Units 1 and 2 and contained a bilateral option to renegotiate the contract price and escalation procedures in 2009 and every five years thereafter. The new coal contract has an initial term of 13 years, beginning July 1, 1997, with an extended term of ten years thereafter. The new contract also contains more favorable terms to the Company for certain volume, incremental volume, base price, incremental price and price adjustment mechanism requirements.

     The Company applied, as part of the SSP, to the ACC requesting that the termination fee be recorded as a regulatory asset and amortized to fuel expense over the 13-year term of the new agreement. On July 29, 1997, the ACC issued an interim accounting order allowing the Company to defer the $50 million termination fee as a regulatory asset in the Company's Condensed Consolidated Balance Sheet until the ACC decides whether the $50 million termination fee should be recovered through retail rates. The interim accounting order also allows the Company to begin amortizing the termination fee to fuel expense. If the ACC ultimately disallows recovery, the unamortized portion of the $50 million termination fee would immediately be expensed. The Company expects that the ACC will make a final determination as to the regulatory treatment for the termination fee before the end of 1997.


NOTE 4.  CONSOLIDATED SUBSIDIARIES
----------------------------------

     Upon dissolution of certain subsidiaries which formed a part of the Company's former investment operations, in June 1997, the Company reversed a provision for loss, recorded in prior years, resulting in income of approximately $10.2 million.


NOTE 5.  LONG-TERM DEBT
-----------------------

     In February 1997, the Company repaid the outstanding Renewable Term Loan balance of $31 million thereby reducing its Long-Term Debt. At June 30, 1997, the Company had $134 million available for borrowing under the Renewable Term Loan.

     In April 1997, the City of Farmington, New Mexico issued $80.4 million of Pollution Control Revenue Bonds for the benefit of the Company. The proceeds were used in June 1997 to redeem $47.9 million principal amount of previously issued 6.25% bonds that matured in 2003 and $32.5 million principal amount of previously issued 6.10% bonds that matured in 2007. The new bonds, which are unsecured, bear interest at 6.95% and mature in 2020.

     In April 1997, the Coconino County, Arizona Pollution Control Corporation issued $36.7 million of Pollution Control Revenue Bonds for the benefit of the Company. The net proceeds loaned to the Company were used, in part, to redeem, in June 1997, $16.7 million principal amount of previously issued variable rate bonds that matured in 2031 and the remaining portion will be used to fund $20 million of construction costs of additional pollution abatement facilities at Navajo Generating Station. The new bonds, which are unsecured, bear interest at 7.125% and mature in 2032.

     In April 1997, the Coconino County, Arizona Pollution Control Corporation issued $14.7 million of Pollution Control Revenue Bonds for the benefit of the Company. The net proceeds loaned to the Company were used in June 1997 to redeem $14.7 million principal amount of previously issued variable rate bonds that matured in 2031. The new bonds, which are unsecured, bear interest at 7.00% and mature in 2032.


NOTE 6.  INCOME TAXES
---------------------

     The benefit for income taxes included in the Comparative Condensed Consolidated Statements of Income consists of the following:

                                               Three Months Ended
                                                    June 30,
                                                 1997       1996
                                              ---------- ----------
                                            - Thousands of Dollars -
Operating Expenses:
 Deferred Tax Expense (Benefit)
   Federal                                    $   3,387  $   1,192
   State                                            873        307
                                              ---------- ----------
    Total                                         4,260      1,499
 Investment Tax Credit Amortization                   -        (15)
                                              ---------- ----------
Total Expense (Benefit) Included in
 Operating Expenses                               4,260      1,484
                                              ---------- ----------
Other Income (Deductions):
 Deferred Tax Expense (Benefit)
   Federal                                        3,622        646
   State                                            934        225
                                              ---------- ----------
    Total                                         4,556        871
 Reduction in Valuation Allowance               (14,975)    (6,164)
 Investment Tax Credit Amortization                (966)    (1,211)
                                              ---------- ----------
Total Benefit Included in
 Other Income (Deductions)                      (11,385)    (6,504)
                                              ---------- ----------
    Total Benefit for Federal and State
     Income Taxes                             $  (7,125) $  (5,020)
                                              ========== ==========

                                                Six Months Ended
                                                    June 30,
                                                 1997       1996
                                              ---------- ----------
                                            - Thousands of Dollars -
Operating Expenses:
 Deferred Tax Expense (Benefit)
   Federal                                    $   1,528  $  (3,465)
   State                                            394       (893)
                                              ---------- ----------
    Total                                         1,922     (4,358)
 Investment Tax Credit Amortization                 (10)       (30)
                                              ---------- ----------
Total Expense (Benefit) Included in
 Operating Expenses                               1,912     (4,388)
                                              ---------- ----------
Other Income (Deductions):
 Deferred Tax Expense (Benefit)
   Federal                                        4,199       (383)
   State                                          1,083        (41)
                                              ---------- ----------
    Total                                         5,282       (424)
 Reduction in Valuation Allowance               (29,293)   (11,013)
 Investment Tax Credit Amortization              (1,932)    (2,424)
                                              ---------- ----------
Total Benefit Included in
 Other Income (Deductions)                      (25,943)   (13,861)
                                              ---------- ----------
    Total Benefit for Federal and State
     Income Taxes                             $ (24,031) $ (18,249)
                                              ========== ==========

     The differences between the income tax benefit and the amount obtained by multiplying income before income taxes by the U.S. statutory federal income tax rate are as follows:

                                               Three Months Ended
                                                    June 30,
                                                 1997       1996
                                              ---------- ----------
                                            - Thousands of Dollars -
Federal Income Tax Expense (Benefit) at
 Statutory Rate                               $   7,972  $   1,844
  State Income Tax Expense (Benefit),
   Net of Federal Deduction                       1,225        284
  Investment Tax Credit Amortization               (966)    (1,226)
  Reduction in Valuation Allowance              (14,975)    (6,164)
  Other                                            (381)       242
                                              ---------- ----------
     Total Benefit for Federal and
      State Income Taxes                      $  (7,125) $  (5,020)
                                              ========== ==========

                                                Six Months Ended
                                                    June 30,
                                                 1997       1996
                                              ---------- ----------
                                            - Thousands of Dollars -
Federal Income Tax Expense (Benefit) at
 Statutory Rate                               $   6,077  $  (2,640)
  State Income Tax Expense (Benefit),
   Net of Federal Deduction                         934       (406)
  Investment Tax Credit Amortization             (1,942)    (2,454)
  Reduction in Valuation Allowance              (29,293)   (11,013)
  Use of Capital Loss Carryforwards                   -     (1,663)
  Other                                             193        (73)
                                              ---------- ----------
     Total Benefit for Federal and
      State Income Taxes                      $ (24,031) $ (18,249)
                                              ========== ==========


NOTE 7.  NEW ACCOUNTING STANDARD
--------------------------------

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


NOTE 8.  RECLASSIFICATIONS
--------------------------

     Minor reclassifications have been made to the prior year financial statements to conform to the current year's presentation.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

     The following contains information regarding the results of the Company's operations during the second quarter and first six months of 1997 compared with the second quarter and first six months of 1996, the outlook for dividends on Common Stock, and changes in liquidity and capital resources of the Company during the second quarter and first six months of 1997. Also management's expectations of identifiable material trends are discussed.

OVERVIEW
--------

     Earnings for the Company improved during the second quarter and first six months of 1997 relative to the same periods in 1996. Net income increased from $10.3 million in the second quarter of 1996 to $29.9 million in the second quarter of 1997. This improvement was due primarily to a $10.2 million pre-tax reversal of loss provision resulting from the dissolution of certain subsidiaries which formed a part of the Company's former investment operations, a $14.0 million pre-tax Voluntary Severance Plan expense recorded in the second quarter of 1996, and an increase of $8.8 million in non-cash income tax benefits recognized by the Company associated with expected future utilization of federal and state net operating loss carryforwards generated in prior periods. These same factors contributed to an improvement in net income for the first six months of 1997 compared with the same period in 1996. Net income increased to $41.4 million in the first half of 1997 from $10.7 million in the first half of 1996. In addition to the factors discussed above, revenues for the first half of 1997 benefited from growth in the number of customers in the Company's retail service area, increased revenues from the 1.1% retail rate increase implemented in March 1996, and from increased wholesale energy sales. See Results of Utility Operations below.

     Despite such improvements, the Company's financial prospects continue to be subject to significant economic, regulatory and other uncertainties, some of which are beyond the Company's control. These uncertainties include the extent to which the Company, due to continued high financial and operating leverage, can alter operations and reduce costs in response to industry changes or unanticipated economic downturns. The Company's success will depend, in part, on the Company's ability to contain the costs of serving retail customers and the level of sales to such customers. Although the Company anticipates continued growth in sales over the next five years primarily as a result of anticipated population and economic growth in the Tucson area, a number of factors such as changes in the economic and regulatory environment and the increasingly competitive electric markets could affect the Company's levels of sales.

     The Company is developing strategies to address the uncertainties discussed above as well as to position itself to benefit from the changing regulatory environment. Such strategies include the implementation of enhanced cost measurement and management techniques, organizational realignment and staffing reductions, and the development of new entities to provide energy services to markets beyond the Company's retail service territory. Based on cost containment measures implemented by the Company, a proposal to share savings with the Company's retail customers was recently filed by the Company with the ACC. See Retail Rate Proposal below. Additionally, the Company successfully extended the power sale agreement with a key wholesale customer and has taken steps to reduce the cost of fuel supplied to the Company's largest generating facility. See Results of Operations, Events Affecting Future Results of Utility Operations below.

     If the Company is unable to make sales at prices adequate to recover its costs or if, for other reasons, the Company fails to maintain or improve its cash flows, the Company's ability to meet its obligations may be jeopardized. During the period 1999-2003, $192 million of the Company's long-term debt obligations will mature. Letters of credit supporting $774 million of the Company's long-term variable rate debt obligations also have scheduled expiration dates between December 31, 1999 and December 31, 2002. See Financing Developments below. Should the credit ratings on the Company's senior debt securities reach investment grade levels on certain dates or during certain periods subsequent to January 1, 1998, the expiration dates for such letters of credit would move forward to the period December 31, 1998 to December 31, 2000. In the event that expiring letters of credit are not replaced or extended, the corresponding variable rate debt obligations would be subject to mandatory redemption. While the Company intends to pay or refinance maturing bonds, and to replace or extend expiring letters of credit, there can be no assurance that the Company will be able to pay such debt or replace or extend such letters of credit. The Company's future cash flows will also be affected by the level of interest rates due to the significant amount of variable rate debt outstanding. See Liquidity and Capital Resources below.

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

     As described in Liquidity and Capital Resources, Financing Developments, the Company recently filed an application with the ACC for authority to implement various financings intended to address the financial uncertainties outlined above. This strategy includes the proposed refinancing of certain variable rate tax-exempt obligations on a fixed-rate basis, the proposed replacement of the credit facilities provided under the MRA with one or more new credit facilities, the proposed refinancing of certain first mortgage bonds, and the proposed implementation of a direct stock purchase plan.

     During the next twelve months, the Company expects to be able to fund operating activities and construction expenditures with internal cash flows, existing cash balances, and, if necessary, drawdowns under the Renewable Term Loan and/or borrowings under the Revolving Credit. As discussed in Liquidity and Capital Resources below, there are a variety of factors that could cause actual cash flows to differ materially from projected cash flows. As of August 7, 1997, the Company's cash balance including cash equivalents was approximately $80.2 million. Cash balances are invested in investment grade, money-market securities with an emphasis on preserving the principal amount invested.



COMPETITION
-----------

   WHOLESALE

     The Company competes with other utilities, marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. The Company's prices for wholesale sales of capacity and energy, generally, are not permitted to exceed rates determined on a cost of service basis. In the current market, wholesale prices are substantially below costs determined on a fully allocated cost of service basis, but, in all instances, wholesale sales have been made at prices which exceed the level necessary to recover fuel and other variable costs. It is expected that competition to sell capacity will remain vigorous, and that prices may remain at or near current levels for at least the next several years, due to increased competition and surplus capacity in the southwestern United States. Competition for the sale of capacity and energy is influenced by many factors, including the availability of capacity in the southwestern United States, the availability and prices of natural gas and oil, spot energy prices and transmission access. In addition, the Energy Policy Act of 1992 has promoted increased competition in the wholesale electric power markets by encouraging the participation of utility affiliates, independent power producers and other non-utility participants in the development of power generation.

     The FERC issued two orders pertaining to transmission access in April 1996. FERC Order No. 888, among other things, requires all public utilities that own, control, or operate interstate transmission facilities to offer transmission service to others under a single tariff that incorporates certain minimum terms and conditions of transmission service established by the FERC. This tariff must also be used by public utilities for their own wholesale market transactions. Transmission and generation services for new wholesale service are to be unbundled and priced separately. A Phase I open access tariff containing the terms and conditions outlined in the Order was filed by the Company on July 9, 1996. The Company subsequently filed a Stipulation in Offer of Settlement regarding the proposed tariff. On July 17, 1997, the FERC approved the settlement. That settlement approves the Company's rates for service, makes amendments to certain wholesale contracts and requires the Company to make a Section 205 filing for its 69kV-138kV transmission system, the rates for which were agreed upon in the settlement.

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

     On March 4, 1997, the FERC issued Orders 888-A and 889-A which require the Company to make an additional compliance filing of its tariff and to comply with certain additional OASIS requirements. The Company has made its compliance tariff filing and is in the process of complying with the additional OASIS requirements.

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


   RETAIL

     Under current law, the Company is not in direct competition with any other regulated electric utility for electric service in the Company's retail service territory. However, the Company does compete against gas service suppliers and others who may provide energy services which would be substitutes for, or permit bypass of, the Company's services. In addition, the ACC recently adopted rules that require a phase-in of retail electric competition in Arizona over a four year period beginning January 1, 1999.

     Currently, electric energy for meeting retail customers' needs primarily competes with natural gas, an alternative fuel source for certain retail energy uses. Such uses may include heating, cooling and a limited number of other energy applications. In most applications, electric energy is a cost effective source of energy compared with natural gas. Also, customers, particularly industrial and large commercial customers, may own and operate facilities to generate their own electric energy requirements. If such facilities meet certain technical and operational standards, they may be eligible for treatment under federal law as "qualifying facilities", which in turn would permit the owner to require the local electric utility to purchase the output of such facilities at the latter's "avoided cost" pursuant to the Public Utility Regulatory Policies Act of 1978, as amended. Such facilities may be operated by the customers themselves or by other entities engaged for such purpose. The company presently does not have any contracts which require it to purchase the output of qualifying facilities.

     The Company actively markets energy and customized energy-related services to meet customer needs. The Company has to date lost no customers to self-generation in part because of such efforts. For example, the Company's two principal mining customers, which provide approximately 10% of the Company's total annual revenues from retail customers, each have considered self-generation. However, following negotiations with the Company in 1993 and 1994, new contracts were executed that included, among other things, price reductions and term extensions. In 1996, the Company negotiated contract amendments with its largest mining customer. The contract amendments include, among other things, price reductions, a market pricing mechanism covering a portion of the customer's electrical load, and a change in service from a firm basis to an interruptible basis. Such contract is scheduled to expire in January 2003.
The contract with the Company's other principal mining customer is scheduled to expire in March 2001. In June 1997, the Company entered into an electric service agreement with this customer to furnish additional load to a new copper solvent extraction plant. Early terminations of the contracts by mining customers require at least one and up to two years prior notice. To date, no such notice has been received. The ability to enter into or extend contracts, to avoid early termination, and to retain customers will be dependent on, among other things, the Company's ability to contain its costs, market conditions and alternatives available to customers. Changes in service requirements (from a firm basis to an interruptible basis) may also permit the Company to delay additions to peaking capacity.

     In December 1996, the ACC voted to adopt rules on retail electric competition. The rules require each "Affected Utility" (defined below) to open its retail service area to competing electric service providers on a phased-in basis over the period 1999 to 2003. Beginning no later than January 1, 1999, retail customers representing at least 20% of each Affected Utility's 1995 peak demand will be eligible to choose their electric service provider from companies certificated by the ACC. Such service providers would include Affected Utilities as well as other entities (including power marketers and out-of-state utilities) that apply for and receive a certificate of convenience and necessity from the ACC. Beginning no later than January 1, 2001, retail customers representing at least 50% of each Affected Utility's 1995 peak demand will be eligible to choose their service provider. All remaining retail customers would then be eligible to choose from certificated service providers by January 1, 2003. Under the rules, Affected Utilities will be required to provide distribution wheeling services (i.e., retail wheeling) at rates approved by the ACC in order to facilitate sales by competing energy providers. Such wheeling services would involve the transmission of energy produced by other entities over the Company's transmission and distribution system to
consumers located in the Company's present retail service area.   While retail
wheeling will expose the Company's service area to increased competition, it will also open additional retail markets into which the Company may sell its electric power.

     The Affected Utilities whose service territories will be open to competing service providers under the rules include the Company, Arizona Public Service Company, Citizens Utilities Company, and several electric cooperatives. However, electric cooperatives will be permitted to request a modification to the phase-in schedule in order to preserve their tax exempt status or to modify power supply arrangements and related loan agreements. Each of the Affected Utilities will be eligible to offer electric service to customers of other
certificated entities within Arizona.   Participation in competitive retail
markets by other electric utilities which are not regulated by the ACC, such as the Salt River Project and certain municipal utilities, will be permitted under the rules on a similar reciprocal basis (i.e., these utilities would have to allow their service territories to be similarly open to competing service providers).

     The rules require new market entrants to obtain a certificate of convenience and necessity from the ACC prior to offering retail electric service. New market entrants will be required to demonstrate adequate technical and financial capabilities to the ACC prior to certification. In addition, by January 1, 1999, all competitive market participants, including Affected Utilities, will be required to obtain at least one-half of one percent of the energy sold competitively in the Arizona retail market from new solar generating resources. This required percentage will increase to one percent on January 1, 2002. New solar resources are defined under the rules as photovoltaic or solar thermal resources that are installed on or after January
1, 1997.   Electric service providers not in compliance with these solar resource standards will be subject to a penalty of up to 30 cents per kWh to be applied to the kWh deficiency in solar energy provided.

     The rules specify that the ACC will allow the recovery of unmitigated stranded costs by Affected Utilities. Stranded cost is defined in the rules as the net difference between the value of prudent jurisdictional assets and obligations under traditional regulation and the market value of those assets and obligations in a competitive retail market. In order to recover stranded costs, utilities would have to demonstrate to the ACC that they have taken every feasible, cost effective measure to mitigate or offset stranded costs, and utilities would have to file estimates of unmitigated stranded costs with the ACC which are fully supported by analyses and records of market transactions undertaken by willing buyers and sellers. Furthermore, Affected Utilities would have to seek ACC approval of distribution charges or other means of recovering unmitigated stranded costs from customers who reduce or terminate service as a direct result of retail competition. The rules specify that other issues related to the analysis and recovery of stranded costs would be examined by a working group following adoption of the rules. Until such time as the ACC adopts specific guidelines for quantifying unmitigated stranded costs, including the methods used to identify and value jurisdictional assets and obligations, the Company believes that any estimate of unmitigated stranded costs would be highly speculative.

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

     On January 10, 1997, the Company filed with the ACC a motion for reconsideration and request for stay of the rules. Concerns expressed by the Company in its motion included the potential impact on system reliability, mechanisms for stranded cost quantification and recovery, the ability to compete fairly with public power entities and recipients of federal preference power, and certain legal deficiencies which would likely result in legal appeals and litigation. On January 30, 1997, the Company's motion for reconsideration was deemed denied by the ACC by operation of law. On February 28, 1997, the Company filed an appeal of the ACC order in both the Arizona Superior Court and the Arizona Court of Appeals. On June 19, 1997, the Arizona Court of Appeals dismissed the appeal at the request of the Company. At the same time, the Company filed a motion for Summary Judgment in the Arizona Superior Court. At the present time, the Company is unable to predict the outcome of the Superior Court appeal or the effects such rules, in their present form, would have on the Company's future results of operations.

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

     The Company cannot predict whether or not there will be competing or conflicting initiatives on industry restructuring from both the ACC and the Arizona Legislature. However, the Company believes that certain matters contained in the ACC's rules on retail competition may require legislative changes, while other matters may require constitutional amendments. Additionally, several federal initiatives regarding retail electric competition have been introduced in Congress which, if passed, could modify, augment or preempt the actions taken by the ACC or the Arizona Legislature. The Company will continue to assess the likely impact of the ACC's rules on retail competition, proposed legislation on retail competition, and other potential market reforms on the Company. At the present time the Company is unable to predict the ultimate impact of increased retail competition on the Company's future results of operations. See Accounting for the Effects of Regulation below for a discussion of the potential impact of increased competition on the Company's accounting policies.



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

     In the unlikely event the holding company incurs liabilities in excess of cash flow available from the Company, the affiliate companies or outside financings, the holding company might not have sufficient cash available to meet such liabilities. Under such circumstances the Company may be required to seek waivers of the provisions of certain of its credit agreements and leases and the affiliated interest rules in order to permit the Company to provide interim financing to the holding company. There can be no assurance that a holding company structure will be implemented in the future, that the holding company will be able to obtain outside financing, or that the Company would be able to obtain necessary waivers if so required.



RETAIL RATE PROPOSAL
--------------------

     On July 9, 1997, the Company filed with the ACC a request for an annual rate reduction of $6.8 million (or 1.1%) for retail customers. Previously, pursuant to the March 1996 Rate Order by the ACC, the Company implemented a 1.1% retail rate increase, and agreed to a rate moratorium period whereby the Company committed not to file for a change in base rates prior to January 1, 2000, except under certain circumstances which include the sharing with customers of benefits of cost containment efforts.

     The July 1997 filing is in the form of a Shared Savings Proposal (SSP) which promotes a sharing of benefits with customers of cost containment efforts and the mitigation of potential stranded costs associated with the introduction of retail electric competition in Arizona. In the SSP, the Company identified approximately $23 million in annual pre-tax cost containment measures of which $20.8 million is allocable to ACC jurisdictional operation. These savings were realized primarily from renegotiated fuel contracts and the Company's Voluntary Severance Program, which reduced the Company's workforce by approximately 15%.

     The Company proposed that additional savings be used by the Company to mitigate potential stranded costs through accelerated amortization of retail excess capacity deferrals. Retail excess capacity deferrals represent those operating and capital costs associated with Springerville Unit 2 capacity, which were deemed by the ACC to not be recoverable in retail rates prior to the 1994 and 1996 Rate Orders. Such retail excess capacity deferrals totaled $91.1 million and $93.6 million at June 30, 1997 and December 31, 1996, respectively. The proposed $7.2 million increase in annual amortization expense for such retail excess capacity deferrals would decrease the amortization period from 20 years to 7.76 years. The proposed increase in amortization expense would be reflected in the Company's regulatory accounting records but would have no impact on the expenses included in the Company's financial accounting statements. See Note 2 of Notes to Condensed Consolidated Financial Statements, Rate Matters.


ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

     The Company prepares its financial statements in accordance with the provisions of FAS 71. This statement requires a cost-based rate-regulated utility to reflect the effect of regulatory decisions in its financial statements. In certain circumstances, FAS 71 requires that certain costs and/or obligations be reflected in a deferral account in the balance sheet and not be reflected in the statement of income or loss until matching revenues are recognized. Therefore, the Company's Consolidated Balance Sheets at June 30, 1997, and at December 31, 1996, contain certain line items (for example, Deferred Debits - Regulatory Assets, Accumulated Deferred Investment Tax Credits Regulatory Liability, MSR Option Gain Regulatory Liability, and Other Regulatory Liabilities) solely as a result of the application of FAS 71. In addition, a number of line items in the Company's Consolidated Statements of Income for the quarters ended June 30, 1997 and 1996, and the six months ended June 30, 1997 and 1996, also reflect the application of FAS 71.

     As noted in Competition, Retail above, on December 23, 1996, the ACC voted to adopt rules on retail electric competition. However, the ACC has not yet adopted specific guidelines for quantifying unmitigated stranded costs, including the methods used to identify and value jurisdictional assets and obligations. The Company, in reliance on previous rate orders, believes that it will recover the full costs of its investments in utility plant assets and regulatory assets. If less than full recovery is provided, write-offs of assets may occur and the Company may be unable to continue to apply FAS 71.

     Further, in response to the legislation adopted by the State of California in 1996 establishing competitive markets for electricity in that state, the SEC is reported to have questioned the continued applicability of FAS 71 by the generation operations of California investor-owned utilities even though the recovery of stranded costs is provided through a statutory funding mechanism. In May and July 1997 the Financial Accounting Standards Board Emerging Issues Task Force considered this issue, as similar legislation has been passed or initiated in states other than California. Based on the conclusions of the EITF, at some point in the future, the Company may be unable to continue to apply FAS 71 to the generation portion of the business, even if it believes it will recover the full amount of its costs under the ACC competition phase-in plan. The Company is unable to predict the outcome of these matters

     If, at some point in the future, the Company determines that all or a portion of the Company's regulated operations no longer meet the criteria for continued application of FAS 71, the Company would be required to adopt the provisions of FAS 101 for that portion of the operations for which FAS 71 no longer applied. Adoption of FAS 101 would require the Company to write off its regulatory assets and liabilities as of the date of adoption of FAS 101 and would preclude the future deferral in the balance sheet of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future. Based on the balances of the Company's regulatory assets and liabilities as of June 30, 1997, the Company estimates that if FAS 101 were adopted and applied to all segments of the Company's operations, an extraordinary loss of $186 million, which includes a reduction for the related deferred income taxes of $102 million, would be required. The Company's cash flows would not be affected by the adoption of FAS 101.

     At the present time, the Company recovers the costs of its plant assets through its regulated revenues. If in the future the Company discontinues accounting according to the provisions of FAS 71, the Company would also need to consider whether the markets in which the Company is then selling power will allow the Company to recover the costs of its plant assets. At that time, if market prices and other recoveries are not expected to allow the Company to recover the costs of its plant assets, additional write-downs may be required in accordance with the provisions of FAS 121.



DIVIDENDS ON COMMON STOCK
-------------------------

     The Company is precluded by restrictive covenants in certain debt agreements from declaring or paying dividends. No dividend on common stock has been declared or paid since 1989.

     Under the applicable provisions of amendments to the Arizona General Corporation Law, a company is permitted to make distributions to shareholders unless, after giving effect to such distribution, either (i) the company would not be able to pay its debts as they come due in the usual course of business, or (ii) the company's total assets would be less than the sum of its total liabilities plus the amount necessary to satisfy any liquidation preferences of shareholders with preferential rights. The Company is not currently prevented from declaring and paying a dividend under such provisions.

     The Company's ability to pay a dividend is restricted by certain covenants of the General First Mortgage. So long as certain series of First Mortgage Bonds (aggregating $184 million in principal amount) are outstanding, these covenants restrict the payment of dividends on Common Stock if certain cash flow coverage and retained earnings tests are not met. The cash flow coverage test would prevent the Company from paying dividends on its Common Stock until such time as the Company's cash flow coverage ratio, as defined therein, is greater or equal to a ratio of 2 to 1, and the retained earnings test would permit dividend payments if the Company has positive retained earnings rather than an accumulated deficit. As of June 30, 1997, the Company had a cash flow coverage ratio in excess of 2 to 1 and the Company's accumulated deficit was $464 million. Such covenants will remain in effect until the First Mortgage Bonds of such series have been paid or redeemed. The latest maturity of such First Mortgage Bonds is in 2003.

     The MRA contains a dividend restriction based on the amount of retained earnings. Such restriction will no longer apply if (i) the Renewable Term Loan and the Revolving Credit have been paid in full and the commitments relating thereto have been terminated and (ii) the Company's senior long-term debt is rated investment grade. At August 7, 1997, there was no outstanding balance due under the Renewable Term Loan, and to date no amounts have been borrowed under the Revolving Credit. Commitments relating to such facilities permit the Company to borrow $134 million under the Renewable Term Loan and $50 million under the Revolving Credit. The Company's senior long-term debt is currently rated below investment grade.

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

EARNINGS
--------

     The Company recorded net income of $29.9 million in the second quarter of 1997 compared with net income of $10.3 million in the second quarter of 1996. The net income per average share of Common Stock was $0.93 for the second quarter of 1997 compared with net income per average share of Common Stock of $0.32 for the second quarter of 1996.

     For the first six months of 1997, the Company recorded net income of $41.4 million, compared with net income of $10.7 million for the first six months of 1996. The net income per average share of Common Stock was $1.29 for the first six months of 1997, compared with a net income per average share of Common Stock of $0.33 for the first six months of 1996.



RESULTS OF OPERATIONS
---------------------

 RESULTS OF UTILITY OPERATIONS

   Sales and Revenues

     Comparisons of kilowatt-hour sales and electric revenues are shown below:


     Three Months Ended June 30
     --------------------------
                                                           Increase/(Decrease)
                                                          --------------------
                                   1997         1996       Amount     Percent
                                  ------       ------     --------   ---------

     Electric kWh Sales (000):
       Retail Customers         1,886,216    1,896,118     (9,902)     (0.5)%
       Sales for Resale           749,074      675,287     73,787      10.9
                               ----------   ----------    --------
          Total                 2,635,290    2,571,405     63,885       2.5
                               ==========   ==========    ========


     Electric Revenues (000):
       Retail Customers          $159,249     $162,040    $(2,791)     (1.7)%
       Amortization of MSR Option
          Gain Regulatory
           Liability                3,092        5,013     (1,921)    (38.3)
       Sales for Resale            20,629       17,480      3,149      18.0
                                 --------     --------    --------
          Total                  $182,970     $184,533    $(1,563)     (0.8)
                                ==========   =========    ========



     Six Months Ended June 30
     ------------------------
                                                           Increase/(Decrease)
                                                          --------------------
                                   1997         1996       Amount     Percent
                                  ------       ------     --------   ---------
     Electric kWh Sales (000):
       Retail Customers         3,508,657    3,477,543      31,114       0.9%
       Sales for Resale         1,464,261    1,394,351      69,910       5.0
                               ----------   ----------    --------
          Total                 4,972,918    4,871,894     101,024       2.1
                               ==========   ==========    ========

     Electric Revenues (000):
       Retail Customers          $289,186     $287,250      $1,936       0.7%
       Amortization of MSR Option
          Gain Regulatory
           Liability                8,105       10,026      (1,921)    (19.2)
       Sales for Resale            39,960       35,285       4,675      13.2
                                 --------     --------      ------
          Total                  $337,251     $332,561      $4,690       1.4
                                 ========     ========      ======



     KWh sales to retail customers decreased by 0.5% in the second quarter of 1997 compared with the second quarter of 1996 due to cooler weather conditions in the 1997 quarter despite a 2.4% increase in average number of retail customers. KWh sales to retail customers increased by 0.9% in the first six months of 1997 compared with the same period in 1996. The sales impact of the 2.5% increase in average number of retail customers for the six month period was offset by cooler weather conditions in the second quarter. Based on cooling degree days, a commonly used measure in the electric industry that is calculated by subtracting 75 from the average of the high and low daily temperatures, the Tucson area registered a decrease of approximately 26% in such cooling degree days for the second quarter of 1997 compared with the same period in 1996, and a decrease of approximately 7% in such cooling degree days compared with the ten year average for the same period from 1987 to 1996. Cooling degree days for the second quarter of 1997 were 402, compared to 544 for the second quarter of 1996 and 434 for the ten year average.

     Revenues from sales to retail customers decreased by 1.7% in the second quarter of 1997 compared to the second quarter of 1996 due to the lower kWh sales discussed above as well as a 9% decrease in revenues per kWh sold to mining customers. The change in average price of sales to mining customers reflects the impact of the renegotiation of the contract with the Company's largest mining customer in 1996. Revenues from sales to retail customers in the first six months of 1997 increased by 0.7% compared with the same period in 1996. The increase in kWh sales for the first half of the year, combined with the first quarter impact of the 1.1% retail rate increase implemented on March 31, 1996, offset the average price decrease to mining customers discussed above.

     Sales for resale increased by 10.9% in the second quarter and by 5.0% in the first six months of 1997 relative to the same periods in 1996. Higher energy sales to the Company's firm wholesale customers accounted for the second quarter increase. Revenues from sales for resale were 18.0% higher in the second quarter and 13.2% higher in the first six months of 1997 compared to the same periods in 1996 due to higher market prices for wholesale economy energy in both the first and second quarters of 1997. Factors contributing to higher market prices included an increase in natural gas prices and a reduction in regional generating capability due to planned and forced outages of generating facilities in the southwestern United States.

     Revenue from the Amortization of the MSR Option Gain Regulatory Liability was 38.3% lower in the second quarter and 19.2% lower in the first half of 1997 compared to the same period in 1996. This Regulatory Liability was fully amortized as of May 1997.


    Operating Expenses

     Fuel and Purchased Power expense increased in the second quarter and first six months of 1997 compared with the same period in 1996. The increase in fuel and purchased power expense for the second quarter of 1997 slightly outpaced the growth in kWh sales for the period. Increased purchases of higher cost economy energy in the second quarter contributed to the higher expense for both periods. These increases in purchased power expense were partially offset by the absence of take-or-pay payments for fuel in either the second quarter or first half of 1997, compared to take-or-pay payments of $1.1 million and $2.2 million for the same periods in 1996.

     Other Operations expense increased by $3.7 million in the second quarter and $5.9 million in the first half of 1997 relative to the same periods in 1996. These increases include higher expenses recorded for increased funding of new energy-related businesses, as well as an adjustment related to post-retirement benefits other than pensions.

     Maintenance and Repairs expense increased by $2.6 million in the second quarter and $3.3 million in the first half of 1997 compared to the same periods in 1996 due primarily to scheduled maintenance work at the Springerville station in 1997.

     Depreciation and Amortization expense decreased by $3.4 million in the second quarter and $5.3 million in the first six months of 1997 compared with the same periods in 1996. These decreases were attributable to the completion in January 1997 of a three year amortization for Springerville Unit 2 Rate Synchronization Costs established in the 1994 Rate Order, as well as an extension of the depreciable life for pollution control facilities as required by the Company's 1996 Rate Order.

     Taxes Other Than Income Taxes decreased by $1.6 million in the second quarter and $4.0 million in the first six months of 1997 compared with the same periods in 1996. Property tax rates and property valuations for tax purposes were lower in 1997.

     Voluntary Severance Plan Expense of $14.0 million was recorded in the second quarter of 1996.

     Income Tax expense included in Operating Expenses increased by $2.8 million in the second quarter and by $6.3 million in the first six months of 1997 compared with the same periods in 1996 due to an increase in pre-tax operating income, net of interest expense.


    Other Income

     Income Tax benefits included in Other Income increased $4.9 million in the second quarter and $12.1 million in the first six months of 1997 compared with the same periods of 1996 due primarily to increased NOL benefit recognition resulting from a revision in the expectation for future utilization of NOLs generated in prior periods. The Company recognizes benefits related to prior period NOLs based on changes in the estimated amount of NOLs that in the Company's judgment are more likely than not to be realized in the future. A significant factor, among others, considered in estimating such amount is the average annual book income before taxes for the prior three years.

     If the Company's operating results continue to improve, the three year historical average net book income would continue to increase.
Correspondingly, the Company would likely recognize additional NOL benefits totaling up to approximately $13 million over the next two years relating to prior period NOLs unrecognized at June 30, 1997. The amount of NOL benefits recognized in periods subsequent to June 30, 1997, if any, and the timeframe in which such benefits are recognized, may vary significantly from the estimate described in this paragraph. In addition, in future periods when such NOLs are utilized for income tax purposes to offset taxable income, income tax expense shown on the Company's Consolidated Statements of Income will not be reduced to reflect such utilization.

     A Reversal of Loss Provision in the amount of $10.2 million was recorded in the second quarter of 1997. The reversal of loss provision relates to the dissolution of certain subsidiaries which formed part of the Company's former investment operations. See Note 4 of Notes to Condensed Consolidated Financial Statements, Consolidated Subsidiaries.


 EVENTS AFFECTING FUTURE RESULTS OF UTILITY OPERATIONS

    NTUA Wholesale Power Contract

     On June 26, 1997, the Company signed an agreement to extend and restructure its current wholesale power sale agreement with the Navajo Tribal Utility Authority (NTUA). NTUA has purchased approximately 60 MW of power annually since 1993. Under the terms of the Amended and Restated Power Supply Agreement, firm capacity sales will be provided in two phases. The first phase runs through May 31, 1999, the original termination date under the replaced agreement. The second phase will extend through December 31, 2009. During phase one, the Company will continue to serve NTUA's full power requirements in excess of energy and capacity from NTUA's hydroelectric resource. The new contract also provides NTUA the opportunity and ability to serve new industrial loads through purchases in the wholesale marketplace. Phase two of the agreement calls for NTUA to continue purchasing firm power from the Company, while becoming a partial requirements customer with a variety of options to serve its remaining needs. The Company will provide 40 MW of firm power to NTUA in the summer months and 50 MW of firm power in the winter months.

     The Company's annual revenues from wholesale sales to NTUA under the previous terms of the sales agreement are approximately $16.5 million per year. In phase one of the restructured agreement, the Company's annual revenues from sales to NTUA are estimated to be approximately $15 million per year. In the first year of phase two, revenues from sales to NTUA are estimated to range from $9 million to $16 million.

     The new agreement is subject to approval by the FERC. Under the new agreement, the Company will provide generation service pursuant to the Power Supply Agreement, while providing the transmission and ancillary services necessary to actually deliver power pursuant to separate network service and operating agreements in accordance with the requirements of FERC Order 888.


    Springerville Coal Supply Contract

     On June 27, 1997, the Company signed an agreement with Peabody Coalsales to terminate the then existing coal supply contract for the Springerville Generating Station, and enter into a new contract with the same supplier. A $50 million termination fee was incurred by the Company, payable in three installments: $30 million paid on June 30, 1997, $10 million due September 30, 1997, and $10 million due March 31, 1998. The new contract contains more favorable terms to the Company than the previous contract for certain volume, incremental volume, base price, incremental price and price adjustment mechanism requirements. The Company estimates that savings under the new contract will be approximately $10 million per year initially and will increase thereafter, resulting in approximately $97.5 million of savings on a present value basis over the life of the contract.

     The Springerville Generating Station consists of two 380 MW coal fired generating units which account for 38% of the Company's total net generating capability. The previous coal supply contract covered the useful lives of Springerville Units 1 and 2 and contained a bilateral option to renegotiate the contract price and escalation procedures in 2009 and at intervals of every five years thereafter, with various adjustment clauses which would affect the future cost of delivered coal. The new coal contract has an initial term of 13 years, beginning July 1, 1997, and ending June 30, 2010, with an extended term of ten years thereafter. During the extension term, the coal supplier has the right of first refusal to match competing offers for a portion of Springerville coal requirements.

     On July 29, 1997, the ACC issued an interim accounting order allowing the Company to defer the $50 million termination fee as a regulatory asset until the ACC decides whether the termination fee should be recovered through retail rates. The interim accounting order also allows the Company to begin amortizing the termination fee to fuel expense over the 13 year initial term of the agreement. See Note 3 of Notes to Condensed Consolidated Financial Statements, Springerville Coal Contract.



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

     At August 7, 1997, there was no outstanding balance due under the Renewable Term Loan, and to date, no amount has been borrowed under the Revolving Credit. The Renewable Term Loan commitment decreased from $156 million at March 31, 1997 to $134 million at June 30, 1997. The commitment was reduced by $16 million at April 29, 1997 due to MRA provisions regarding the optional prepayment of debt obligations, and the April 1997 refinancing of $31.4 million of floating rate IDBs (see Financing Developments below). A mandatory quarterly commitment reduction of $6 million was effective as of June 30, 1997 in accordance with the terms of the MRA, whereby the commitment is scheduled to decrease by approximately 5% per quarter during 1997 and by 10% per quarter in 1998 and 1999. The Revolving Credit commitment remained at $50 million as of August 7, 1997.

     The Company's cash and cash equivalents balance at August 7, 1997 was approximately $80.2 million. Cash balances are invested in investment grade money-market securities with an emphasis on preserving the principal amounts invested.

CASH FLOWS

     The Company's cash and cash equivalents increased $1.9 million or 2%, from the June 30, 1996 ending balance to the June 30, 1997 ending balance of $88.2 million. This increase was due to the receipt of net cash flows from operating activities in excess of the net cash flows required for investing and financing activities for the twelve month period ended June 30, 1997.

     Net cash flows from operating activities decreased in aggregate by $23.6 million in the first six months of 1997 compared with the same period in 1996. This decrease was due to the $30.0 million contract termination fee paid to a major coal supplier in the second quarter of 1997. Excluding the impact of this contract termination fee, net cash flows from operating activities increased by $6.4 million in the first six months of 1997 compared with the same period in 1996. This increase was due primarily to an increase in cash receipts from retail and wholesale customers, a $4.5 million reduction in wages paid (net of amounts capitalized), and a $4.8 million decrease in taxes paid (net of amounts capitalized) during the first quarter of 1997 compared with the same period in 1996. These increases to net cash flows were partially offset by higher fuel and purchased power costs, a $9.3 million increase in payment of other operations and maintenance costs in the first half of 1997, and the receipt of $4.1 million in cash related to the sale of emission allowances in the first quarter of 1996.

     Net cash outflows from investing activities decreased in aggregate by $6.1 million in the first six months of 1997 compared with the same period in 1996, due to a reduction in construction expenditures and in investments in joint ventures.

     Net cash outflows from financing activities increased in aggregate by $25.7 million in the first six months of 1997 compared with the same period in 1996 as a result of the Company's repayment of the $31 million Renewable Term Loan balance during the first quarter of 1997.

FINANCING DEVELOPMENTS

    Sale of New Bonds

     On April 29, 1997, the City of Farmington, New Mexico issued $80.41 million aggregate principal amount of its 1997 Series A Pollution Control Revenue Bonds (Tucson Electric Power Company San Juan Project) for the benefit of the Company. The proceeds from this issuance were made available to the Company under an installment sale agreement and were used on June 12, 1997 to redeem all of the City of Farmington's Series 1973 Pollution Control Revenue bonds (Tucson Gas & Electric Company San Juan Project), 6.25% due in 2003 ($47.91 million aggregate principal amount) and all of the City of Farmington's 1977 Series A Collateralized Pollution Control Revenue bonds (Tucson Gas & Electric Company San Juan Project), 6.10% due 2007 ($32.5 million aggregate principal amount). The Farmington 1977 Series A bonds were secured by an equal principal amount of First Mortgage Bonds, which were cancelled. The new bonds, which are unsecured, bear interest at a fixed annual rate of 6.95% and mature in October 2020.

     On April 29, 1997, the Coconino County, Arizona Pollution Control Corporation issued $36.7 million aggregate principal amount of its 1997 Series A Pollution Control Revenue Bonds (Tucson Electric Power Company Navajo Project) for the benefit of the Company. The proceeds from this issuance were loaned to the Company and were used on June 4, 1997 to (i) redeem all of the 1996 Series A Pollution Control Revenue Bonds (Tucson Electric Power Company Project), variable rate due 2031 ($16.7 million aggregate principal amount) and
(ii) fund the construction of additional pollution abatement facilities at the Navajo Generating Station. The new bonds, which are unsecured, bear interest at a fixed annual rate of 7.125% and mature in October 2032.

     On April 29, 1997, the Coconino County, Arizona Pollution Control Corporation also issued $14.7 million aggregate principal amount of its 1997 Series B Pollution Control Revenue Bonds (Tucson Electric Power Company Navajo Project) for the benefit of the Company. The proceeds from this issuance were loaned to the Company and were used on June 4, 1997 to redeem all of the 1996 Series B Pollution Control Refunding Revenue Bonds (Tucson Electric Power Company Project), variable rate due 2031 ($14.7 million aggregate principal amount). The new bonds, which are unsecured, bear interest at a fixed annual rate of 7.00% and mature in October 2032.

     The redeemed Coconino bonds were backed by letters of credit. The issuers of such letters of credit held First Mortgage Bonds in the aggregate principal amount of $34.5 million to secure the Company's reimbursement obligations.
Upon the redemption of such Coconino bonds, the aggregate principal amount of Company debt backed by letters of credit was reduced from $805 million to $774 million. The aggregate principal amount of First Mortgage Bonds outstanding was also reduced by $34.5 million.

    Financing Application Filed with ACC

     On July 11, 1997, the Company filed an application with the ACC requesting authority to enter into certain financing transactions. The proposed financing transactions are intended to extend debt maturities and letter of credit expiration dates, gain additional financial and operating flexibility through the replacement or modification of certain credit agreements, reduce exposure to variable interest rates, reduce dependence on letters of credit and strengthen the Company's balance sheet by raising additional equity capital. The application requests authorization for four financings. First, the Company seeks authority to refinance up to $450 million of existing tax-exempt variable rate debt obligations currently backed by letters of credit. These refinancings are expected to be on a fixed rate, unsecured basis. Second, the Company seeks authority to replace its current bank credit facility under the MRA, with one or more new bank credit facilities. The Company anticipates that the new credit facilities will be reduced in size (due to the refinancing activity described above), will have extended maturities or termination dates, and will contain less restrictive covenants than the MRA. Third, the Company requests authority to refinance up to $184 million in first mortgage bonds, scheduled to mature between 1999 and 2003, with the issuance of new securities consisting of debt/and or equity securities. Fourth, the Company seeks authority to establish a direct stock purchase plan, which would allow small investors to purchase shares directly from the Company. Pursuant to this plan, the Company would issue from time to time up to 1,000,000 shares of Common Stock, without par value.

     The financial transactions contemplated by the application represent the Company's current plan to meet certain of its financial obligations. Subject to the receipt of ACC authorization, the Company intends to pursue the negotiation and consummation of such transactions over the next two years.
Even if the requested ACC authorization is granted, there can be no assurance that any of the contemplated transactions will be consummated or that the terms of any transactions which are consummated will result in the realization of such objectives.

     The Company expects to incur increased financing costs as a result of the completion of the proposed financings. The Company believes, however, that such costs are outweighed by the related benefits, including the extension of maturities, reduction in volatility of capital costs, elimination of certain restrictions on dividends and increases in equity.


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


                          PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

TAX ASSESSMENTS

     See Note 1 of Notes to Condensed Consolidated Financial Statements, Tax Assessments.



ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

     The Company conducted its Annual Meeting of Shareholders on May 9, 1997. At that meeting, the shareholders of the Company elected members of the Board of Directors.

     The total votes were as follows:

                                            Against             Broker
(i)   Election of Directors                   or      Abstain Non-Votes
                                 For       Withheld
 Charles E. Bayless           28,812,056    532,775     --        --
 Elizabeth T. Bilby (a)       28,838,640    506,191     --        --
 Jose L. Canchola             28,803,065    541,766     --        --
 John L. Carter               28,870,854    473,977     --        --
 John Jeter                   28,826,193    518,638     --        --
 R. B. O'Rielly               28,810,229    534,602     --        --
 Martha R. Seger              28,771,856    572,975     --        --
 Donald G. Shropshire         28,792,609    552,222     --        --
 H. Wilson Sundt              28,822,961    521,870     --        --

   (a) Formerly Elizabeth Alexander


ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

(a)  Exhibits.

     10 - Amended and Restated Wholesale Power Supply Agreement between Tucson
          Electric Power Company and Navajo Tribal Utility Authority, dated June 25, 1997.
     15 - Letter regarding unaudited interim financial information.
     27 - Financial Data Schedule.



(b)  Reports on Form 8-K.

         - Dated July 3, 1997, reporting on Springerville Coal Contract and Wholesale Power Contract with NTUA.
         - Dated July 10, 1997, reporting on Shared Savings Proposal filed with the Arizona Corporation Commission.
         - Dated July 16, 1997, reporting on Financing Application filed with the Arizona Corporation Commission.


                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TUCSON ELECTRIC POWER COMPANY

                                             (Registrant)


Date:  August 12, 1997                                  Ira R. Adler
                                            -----------------------------------
                                                        Ira R. Adler
                                            Senior Vice President and Principal
                                                      Financial Officer