Form 10-Q
period 1997-09-30
TUCSON ELECTRIC POWER CO
filed 1997-11-10
CIK 100122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-Q

 (Mark One)
   [X]                   QUARTERLY REPORT PURSUANT TO
                            SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 1997

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

     At November 5, 1997, 32,139,434 shares of the registrant's Common Stock, no par value (the only class of Common Stock), were outstanding.






                               TABLE OF CONTENTS
                                                                       Page
                                                                      ------

Definitions.............................................................iii
Independent Accountants' Review Report....................................1

                         PART I - FINANCIAL INFORMATION

Item 1.  -- Financial Statements
     Comparative Condensed Consolidated Statements of Income..............2
     Comparative Condensed Consolidated Statements of Cash Flows..........3
     Comparative Condensed Consolidated Balance Sheets....................4
     Notes to Condensed Consolidated Financial Statements
     Note 1.  Tax Assessments.............................................5
     Note 2.  Rate Matters................................................5
     Note 3.  Springerville Coal Contract.................................6
     Note 4.  Consolidated Subsidiaries...................................6
     Note 5.  Long-Term Debt..............................................6
     Note 6.  Income Taxes................................................7
     Note 7.  New Accounting Standard.....................................8
     Note 8.  Reclassifications...........................................8

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations
     Overview.............................................................9
     Competition
         Wholesale.......................................................10
         Retail..........................................................11
     Holding Company Proposal............................................14
     Retail Rate Proposal................................................14
     Accounting for the Effects of Regulation............................15


     Investments in Energy Related Ventures..............................15
     Dividends on Common Stock...........................................16
     Earnings............................................................17
Results of Operations
     Results of Utility Operations
         Sales and Revenues..............................................18
         Operating Expenses..............................................19
         Other Income....................................................20
          Interest Expense...............................................20
     Events Affecting Future Results of Utility Operations
         NTUA Wholesale Power Contract...................................20
         Springerville Coal Supply Contract..............................21
Liquidity and Capital Resources..........................................21
     Cash Flows..........................................................21
     Financing Developments
         Sale of New Bonds...............................................22
         Financing Application Filed with ACC............................23
Year 2000 Issue..........................................................24
Safe Harbor for Forward-Looking Statements...............................24

                          PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings
        Tax Assessments..................................................25
Item 6.  -- Exhibits and Reports on Form 8-K.............................25
Signature Page...........................................................26
Exhibit Index............................................................27


                                  DEFINITIONS

The abbreviations and acronyms used in the 1997 Third Quarter Form 10-Q are defined below:
----------------------------------------------------------------------------

ACC....................   Arizona Corporation Commission.
ADOR...................   Arizona Department of Revenue.
AET....................   Advanced Energy Technologies, Inc.
Common Stock...........   The Company's common stock, without par value.
Company or TEP.........   Tucson Electric Power Company.
EITF...................   Emerging Issues Task Force of the Financial
                          Accounting Standards Board.
FAS 71.................   Statement of Financial Accounting Standards #71:
                          Accounting for the Effects of Certain Types of
                          Regulation.
FAS 101................   Statement of Financial Accounting Standards #101:
                          Regulated Enterprises - Accounting for the
                          Discontinuation of Application of FAS 71.
FAS 121................   Statement of Financial Accounting Standards #121:
                          Accounting for the Impairment of Long-Lived Assets
                          and for Long-Lived Assets to be Disposed Of.
FERC...................   Federal Energy Regulatory Commission.
First Mortgage Bonds...   First mortgage bonds issued under the General First
                          Mortgage.
General First Mortgage.   The Indenture, dated as of April 1, 1941, of Tucson
                          Gas,Electric Light and Power Company to The Chase
                          National Bank of the City of New York, as trustee,
                          as supplemented and amended.
IDBs...................   Industrial development revenue or pollution control
                          bonds.
Irvington..............   Irvington Generating Station.
Irvington Lease........   The leveraged lease arrangement relating to Irvington
                          Unit 4.
kWh....................   Kilowatt-hour(s).
MEH....................   Millenium Energy Holdings, Inc.
MRA....................   Master restructuring agreement between the Company
                          and the Banks which includes the Renewable Term Loan,
                          Revolving Credit and certain replacement
                          reimbursement agreements.
MSR....................   Modesto, Santa Clara and Redding Public Power Agency.
MW.....................   Megawatt(s).
NEV....................   New Energy Ventures, LLC.
1994 Rate Order........   ACC Rate Order concerning an increase in the
                          Company's retail base rates and certain regulatory
                          write-offs, issued January 11, 1994.
1996 Rate Order........   ACC Rate Order concerning an
                          increase in the Company's retail base rates and the
                          recovery of Springerville Unit 2 costs, issued March
                          29, 1996.
NTUA...................   Navajo Tribal Utility Authority.
NOL....................   Net Operating Loss carryforward for income tax
                          purposes.
Renewable Term Loan....   Credit facility that replaced the Term Loan pursuant
                          to the MRA Sixth Amendment, dated as of November 1,
                          1994, and effective March 7, 1995.
Revolving Credit.......   $50 million revolving credit facility entered into
                          between a syndicate of banks and the Company.
SEC....................   Securities and Exchange Commission.
Shareholders...........   Holders of Common Stock.
Springerville..........   Springerville Generating Station.
Springerville Coal
 Handling Facilities
 Leases................   Leveraged lease arrangements relating to the coal
                          handling facilities serving Springerville.
Springerville Common
 Facilities Leases.....   Leveraged lease arrangements relating to one-half
                          interest in certain facilities at Springerville used
                          in common with Springerville Unit 1 and Springerville
                          Unit 2.
Springerville Unit 1
 Leases................   Leveraged lease arrangements relating to
                          Springerville Unit 1, and one half interest in
                          certain facilities at Springerville used in common
                          with Springerville Unit 1 and Springerville Unit 2.
SSP....................   Shared Savings Proposal filed with the ACC July 9,
                          1997 requesting a 1.1% annual retail rate reduction.
Valencia...............   Valencia Energy Company, previously a wholly owned
                          subsidiary of the Company, merged into the Company on
                          May 31, 1996.
VSP....................   Voluntary Severance Plan offered to Company employees
                          and implemented in May 1996.
WSCC...................   Western Systems Coordinating Council.





INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Tucson Electric Power Company and its Stockholders
220 West Sixth Street
Tucson, Arizona 85701

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and subsidiaries (the Company) as of September 30, 1997 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996 and cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Tucson, Arizona
October 20, 1997

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

     The September 30 condensed consolidated financial statements are unaudited but reflect all normal recurring accruals and other adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods covered. Due to seasonal fluctuations in sales, the quarterly results are not indicative of annual operating results. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. This quarterly report should be reviewed in conjunction with the Company's 1996 Form 10-K.

COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                           September 30,
                                                         1997       1996
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $201,566    $195,261
 Amortization of MSR Option Gain Regulatory Liability        -       5,014
 Sales for Resale                                       29,523      22,803
                                                      ---------   ---------
    Total Operating Revenues                           231,089     223,078
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                               66,243      60,198
 Capital Lease Expense                                  25,786      25,824
 Amortization of Springerville Unit 1 Allowance         (7,009)     (7,273)
 Other Operations                                       28,402      23,535
 Maintenance and Repairs                                 8,284       7,991
 Depreciation and Amortization                          21,598      24,735
 Taxes Other Than Income Taxes                          12,517      21,573
 Voluntary Severance Plan Expense(Gain)                      -      (3,443)
 Income Taxes                                           19,158      17,322
                                                      ---------   ---------
    Total Operating Expenses                           174,979     170,462
                                                      ---------   ---------
      Operating Income                                  56,110      52,616
                                                      ---------   ---------

Other Income (Deductions)
 Income Taxes                                           13,337      66,510
 Reversal of Loss Provision                                  -       8,472
 Interest Income                                         2,035       1,264
 Other Income (Deductions)                              (1,214)        637
                                                      ---------   ---------
    Total Other Income (Deductions)                     14,158      76,883
                                                      ---------   ---------

Interest Expense
 Long-Term Debt - Net                                   16,935      14,843
 Interest Imputed on Losses Recorded at Present Value    8,101       8,006
 Other Interest Expense                                  1,817       4,152
                                                      ---------   ---------
    Total Interest Expense                              26,853      27,001
                                                      ---------   ---------

Net Income                                            $ 43,415    $102,498
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)        32,136      32,133
                                                      =========   =========

Net Income per Average Share                          $   1.35    $   3.19
                                                      =========   =========



See Notes to Condensed Consolidated Financial Statements.

COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Nine Months Ended
                                                           September 30,
                                                         1997       1996
                                                     -Thousands of Dollars-
Operating Revenues
 Retail Customers                                     $490,752    $482,511
 Amortization of MSR Option Gain Regulatory Liability    8,105      15,040
 Sales for Resale                                       69,483      58,088
                                                      ---------   ---------
    Total Operating Revenues                           568,340     555,639
                                                      ---------   ---------
Operating Expenses
 Fuel and Purchased Power                              163,382     156,128
 Capital Lease Expense                                  78,450      78,073
 Amortization of Springerville Unit 1 Allowance        (21,028)    (21,818)
 Other Operations                                       82,785      71,983
 Maintenance and Repairs                                29,899      26,345
 Depreciation and Amortization                          64,817      73,285
 Taxes Other Than Income Taxes                          38,235      51,310
 Voluntary Severance Plan Expense(Gain)                      -      10,555
 Income Taxes                                           21,070      12,934
                                                      ---------   ---------
    Total Operating Expenses                           457,610     458,795
                                                      ---------   ---------
      Operating Income                                 110,730      96,844
                                                      ---------   ---------

Other Income (Deductions)
 Income Taxes                                           39,280      80,371
 Reversal of Loss Provision                             10,154       8,472
 Interest Income                                         6,434       4,166
 Other Income (Deductions)                              (3,149)        706
                                                      ---------   ---------
    Total Other Income (Deductions)                     52,719      93,715
                                                      ---------   ---------

Interest Expense
 Long-Term Debt - Net                                   47,505      44,600
 Interest Imputed on Losses Recorded at Present Value   24,555      24,592
 Other Interest Expense                                  6,581       8,161
                                                      ---------   ---------
    Total Interest Expense                              78,641      77,353
                                                      ---------   ---------

Net Income                                            $ 84,808    $113,206
                                                      =========   =========


Average Shares of Common Stock Outstanding (000)        32,135      32,133
                                                      =========   =========

Net Income per Average Share                          $   2.64    $   3.52
                                                      =========   =========



See Notes to Condensed Consolidated Financial Statements.

COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                           September 30,
                                                         1997       1996
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers                 $496,765    $491,791
  Cash Receipts from Sales for Resale                   67,850      56,096
  Fuel and Purchased Power Costs Paid                 (154,333)   (137,145)
  Wages Paid, Net of Amounts Capitalized               (48,115)    (61,657)
  Payment of Other Operations and Maintenance Costs    (68,277)    (56,420)
  Capital Lease Interest Paid                          (80,469)    (83,200)
  Interest Paid, Net of Amounts Capitalized            (47,057)    (49,153)
  Taxes Paid, Net of Amounts Capitalized               (60,735)    (65,612)
  Contract Termination Fee Paid                        (40,000)          -
  Emission Allowance Inventory Sale                          -       4,120
  Interest Received                                      6,344       4,716
  Income Taxes Paid                                     (1,050)     (1,066)
  Other                                                  1,529      (3,101)
                                                      ---------   ---------
    Net Cash Flows - Operating Activities               72,452      99,369
                                                      ---------   ---------

Cash Flows from Investing Activities
  Construction Expenditures                            (47,937)    (51,092)
  Investments in and Loans to Joint Ventures            (3,998)     (6,116)
  Other                                                  1,567         250
                                                      ---------   ---------
    Net Cash Flows - Investing Activities              (50,368)    (56,958)
                                                      ---------   ---------

Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt             125,067      31,400
  Proceeds from Borrowings on the Renewable Term Loan        -      14,000
  Payments to Retire Long-Term Debt                   (112,310)    (25,575)
  Payments on Renewable Term Loan                      (31,000)    (14,000)
  Payments to Retire Capital Lease Obligations         (13,969)    (35,629)
  Other                                                   (381)        297
                                                      ---------   ---------
    Net Cash Flows - Financing Activities              (32,593)    (29,507)
                                                      ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents   (10,509)     12,904
Cash and Cash Equivalents, Beginning of Year           130,291      85,094
                                                      ---------   ---------
Cash and Cash Equivalents, End of Period              $119,782    $ 97,998
                                                      =========   =========










See Notes to Condensed Consolidated Financial Statements.

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION


                                                       Nine Months Ended
                                                           September 30,
                                                         1997       1996
                                                     -Thousands of Dollars-

Net Income                                            $ 84,808   $ 113,206
Adjustments to Reconcile Net Income to Net Cash Flows
  Depreciation and Amortization Expense                 64,817      73,285
  Deferred Income Taxes and
   Investment Tax Credits - Net                        (19,260)    (68,504)
  Lease Payments Deferred                                6,771       3,386
  Regulatory Amortizations, Net of Interest Imputed
   on Losses Recorded at Present Value                  (4,578)    (12,266)
  Contract Termination Fee                             (39,038)          -
  Reversal of Loss Provision                           (10,154)     (8,472)
  Other                                                   (279)     (2,673)
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (34,964)    (25,611)
    Materials and Fuel                                  (6,900)      1,291
    Accounts Payable                                     7,805         582
    Taxes Accrued                                       15,386      25,313
    Other Current Assets and Liabilities                 4,678      (7,717)
    Other Deferred Assets and Liabilities                3,360       7,549
                                                      ---------   ---------
Net Cash Flows - Operating Activities                 $ 72,452    $ 99,369
                                                      =========   =========




























See Notes to Condensed Consolidated Financial Statements.

COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                September 30,  December 31,
                                                       1997        1996
                                                   - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,156,454  $2,129,205
  Utility Plant Under Capital Leases                   893,064     893,064
  Construction Work in Progress                         84,181      74,210
                                                    ----------- -----------
    Total Utility Plant                              3,133,699   3,096,479
  Less Accumulated Depreciation and Amortization      (965,695)   (922,947)
  Less Accumulated Amortization of Capital Leases      (69,267)    (56,240)
  Less Springerville Unit 1 Allowance                 (166,664)   (163,388)
                                                    ----------- -----------
    Total Utility Plant - Net                        1,932,073   1,953,904
                                                    ----------- -----------

Investments and Other Property                          71,372      69,289
                                                    ----------- -----------

Current Assets
  Cash and Cash Equivalents                            119,782     130,291
  Accounts Receivable                                  100,869      65,905
  Materials and Fuel                                    37,256      30,356
  Deferred Income Taxes - Current                        6,981      10,223
  Other                                                 14,879      14,026
                                                    ----------- -----------
    Total Current Assets                               279,767     250,801
                                                    ----------- -----------

Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Rates        171,921     173,731
  Deferred Common Facility Costs                        58,857      60,762
  Deferred Contract Termination Fee                     49,038           -
  Deferred Springerville Unit 2 Costs                   13,913      21,260
  Deferred Lease Expense                                12,332      15,067
  Other Deferred Regulatory Assets                       8,472       8,004
Deferred Debits - Other                                 16,399      15,723
                                                    ----------- -----------
    Total Deferred Debits                              330,932     294,547
                                                    ----------- -----------
Total Assets                                        $2,614,144  $2,568,541
                                                    =========== ===========













See Notes to Condensed Consolidated Financial Statements.

COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND OTHER LIABILITIES
                                                September 30,  December 31,
                                                       1997        1996
                                                   - Thousands of Dollars -
Capitalization
  Common Stock                                      $  645,296  $  645,243
  Capital Stock Expense                                 (6,357)     (6,357)
  Accumulated Deficit                                 (420,790)   (505,598)
                                                    ----------- -----------
  Common Stock Equity                                  218,149     133,288
  Capital Lease Obligations                            887,820     895,867
  Long-Term Debt                                     1,205,951   1,223,025
                                                    ----------- -----------
    Total Capitalization                             2,311,920   2,252,180
                                                    ----------- -----------

Current Liabilities
  Short-Term Debt                                            -       3,567
  Current Obligations Under Capital Leases              15,163      10,383
  Current Maturities of Long-Term Debt                     500       1,635
  Accounts Payable                                      36,611      28,806
  Interest Accrued                                      45,447      57,404
  Taxes Accrued                                         39,393      24,007
  Contract Termination Fee Payable                      10,000           -
  Other                                                 16,462      15,614
                                                    ----------- -----------
    Total Current Liabilities                          163,576     141,416
                                                    ----------- -----------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    74,722      96,422
  Accumulated Deferred Investment Tax Credits
   Regulatory Liability                                 12,576      15,188
  MSR Option Gain Regulatory Liability                       -       7,853
  Other Regulatory Liabilities                          17,602      17,596
  Other                                                 33,748      37,886
                                                    ----------- -----------
    Total Deferred Credits and Other Liabilities       138,648     174,945
                                                    ----------- -----------
Total Capitalization and Other Liabilities          $2,614,144  $2,568,541
                                                    =========== ===========















See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 1.  TAX ASSESSMENTS
------------------------

Ruling on Arizona Sales Tax Assessments - Coal Sales

     The Arizona Department of Revenue (ADOR) issued transaction privilege (sales) tax assessments to the Company alleging that Valencia was liable for sales tax on gross income received from coal sales, transportation and coal-handling services to the Company for the period November 1985 through May 1996. The Company protested these assessments. On September 12, 1996, the Arizona Court of Appeals upheld the validity of the assessment issued for the period November 1985 through March 1990. On July 1, 1997, the Arizona Supreme Court granted a Petition for Review filed by the Company. Oral argument for the Petition for Review is scheduled to begin December 18, 1997. Additionally, the Company is protesting the assessments for the period April 1990 through May 1996.

     Previously, the Company had recorded an expense through the Consolidated Statements of Income and related liability for the amount of sales taxes and interest thereon which the Company believed was probable of incurrence for the period November 1985 through May 1996. Generally, Arizona law requires payment of an assessment prior to pursuing the appellate process. The Company has previously paid, under protest, a total of $23 million of the disputed sales tax assessments, subject to refund in the event the Company prevails.

     On May 31, 1996, Valencia was merged into the Company. Effective with the merger, Valencia no longer supplies coal to the Company. Instead the Company acquires coal directly from the supplier. As a result, the Company believes it is not liable for sales tax computed on a basis similar to the assessments described above subsequent to May 31, 1996. For periods subsequent to May 31, 1996, the Company continues to record an estimated interest expense on the above assessments.

Arizona Sales Tax Assessments - Leases

     The ADOR has issued transaction privilege (sales) tax assessments to the lessors from whom the Company leases certain property. The assessments allege sales tax liability on a component of rents paid by the Company on the Springerville Unit 1 Leases, Springerville Common Facilities Leases, Irvington Lease and Springerville Coal Handling Facilities Leases. Assessments cover the period August 1, 1988 to September 30, 1993. Pursuant to indemnification provisions of the lease agreements, if the ADOR prevails the Company must reimburse the lessors for taxes paid by them.

     In the opinion of management, the Company has recorded, through the Consolidated Statements of Income in current and prior years, a liability for the amount of sales taxes and interest thereon for which the Company believes incurrence is probable as of September 30, 1997. In the event that the assessments by the ADOR are sustained, an additional liability would result. Although it is reasonably possible that the ultimate resolution of such matter could result in additional sales tax expense of up to approximately $21 million in excess of amounts recorded, management and outside tax counsel believe that the Company has meritorious defenses to mitigate or eliminate the assessed amounts.

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

     The Company proposed that additional savings be used by the Company to mitigate potential stranded costs through accelerated amortization of retail excess capacity deferrals. Retail excess capacity deferrals represent those operating and capital costs associated with Springerville Unit 2 capacity, which were deemed by the ACC to not be recoverable in retail rates prior to the 1994 and 1996 Rate Orders. Such retail excess capacity deferrals totaled $89.9 million and $93.6 million at September 30, 1997 and December 31, 1996, respectively. Such deferrals are not reflected in the accompanying Condensed Consolidated Balance Sheets because such retail excess capacity deferrals, while deferred for regulatory purposes, were not deferred for financial reporting purposes but were expensed as incurred. The proposed $7.2 million increase in annual amortization expense for such excess capacity deferrals would decrease the amortization period from 20 years to 7.76 years. The proposed increase in amortization expense would be reflected in the Company's regulatory accounting records but would have no impact on the expenses included in the Company's financial accounting statements.


NOTE 3.  SPRINGERVILLE COAL CONTRACT
------------------------------------

     On June 27, 1997, the Company signed an agreement with the coal supplier for the Springerville Generating Station to terminate the existing coal supply contract and enter into a new, more cost effective contract with the same supplier. A $50 million termination fee was incurred by the Company and is payable in three installments: $30 million paid on June 30, 1997, $10 million paid on September 30, 1997, and $10 million due March 31, 1998. The previous coal supply contract covered the useful lives of Springerville Units 1 and 2 and contained a bilateral option to renegotiate the contract price and escalation procedures in 2009 and every five years thereafter. The new coal contract has an initial term of 13 years, beginning July 1, 1997, with an option to extend ten years thereafter. The new contract also contains more favorable terms to the Company for certain volume, incremental volume, base price, incremental price and price adjustment mechanism requirements.

     The Company applied, as part of the SSP, to the ACC requesting that the termination fee be recorded as a regulatory asset and amortized to fuel expense over the 13-year term of the new agreement. On July 29, 1997, the ACC issued an interim accounting order allowing the Company to defer the $50 million termination fee as a regulatory asset in the Company's Condensed Consolidated Balance Sheet until the ACC decides whether the $50 million termination fee should be recovered through retail rates. The interim accounting order also allowed the Company to begin amortizing the termination fee to fuel expense. If the ACC ultimately disallows recovery, the unamortized portion of the $50 million termination fee would immediately be expensed. No date has been set for formal consideration of the matter by the ACC.


NOTE 4.  CONSOLIDATED SUBSIDIARIES
----------------------------------

      Upon dissolution of certain subsidiaries which formed a part of the Company's former investment operations, in June 1997, the Company reversed a provision for loss, recorded in prior years, resulting in income of approximately $10.2 million.

     Effective September 1, 1997, Millenium Energy Holdings, Inc. (MEH), a wholly owned subsidiary of the Company, exercised an option to acquire a 50% ownership in New Energy Ventures, LLC (NEV). NEV is a buyer's agent providing load aggregation and advisory services to energy consumers. Concurrently with the exercise of the option, MEH made a capital contribution in the amount of $0.8 million and extended a $3.0 million member loan to NEV. The investment in NEV is included in the Company's Condensed Consolidated Balance Sheet at September 30, 1997 under Investments and Other Property and in the Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1997 as Investments in and Loans to Joint Ventures.


NOTE 5.  LONG-TERM DEBT
-----------------------

     In February 1997, the Company repaid the outstanding Renewable Term Loan balance of $31 million thereby reducing its Long-Term Debt. At September 30, 1997, the Company had $127.5 million available for borrowing under the Renewable Term Loan.

     In April 1997, the City of Farmington, New Mexico issued $80.4 million of Pollution Control Revenue Bonds for the benefit of the Company. The proceeds were used in June 1997 to redeem $47.9 million principal amount of previously issued 6.25% bonds that would have matured in 2003 and $32.5 million principal amount of previously issued 6.10% bonds that would have matured in 2007. The new bonds, which are unsecured, bear interest at 6.95% and mature in 2020.

     In April 1997, the Coconino County, Arizona Pollution Control Corporation issued $36.7 million of Pollution Control Revenue Bonds for the benefit of the Company. The net proceeds loaned to the Company were used, in part, to redeem, in June 1997, $16.7 million principal amount of previously issued variable rate bonds that would have matured in 2031 and the remaining portion is being used to fund $20 million of construction costs of additional pollution abatement facilities at Navajo Generating Station. The new bonds, which are unsecured, bear interest at 7.125% and mature in 2032.

     In April 1997, the Coconino County, Arizona Pollution Control Corporation issued $14.7 million of Pollution Control Revenue Bonds for the benefit of the Company. The net proceeds loaned to the Company were used in June 1997 to redeem $14.7 million principal amount of previously issued variable rate bonds that would have matured in 2031. The new bonds, which are unsecured, bear interest at 7.00% and mature in 2032.

     In October 1997, the Industrial Development Authority of the County of Pima, Arizona issued $247.5 million of Industrial Development Revenue Bonds for the benefit of the Company. The net proceeds from the issuance will be used in November 1997, to redeem $245 million principal amount of previously issued variable rate bonds that would have matured between 2018 and 2025 and to finance improvements to the Company's lower voltage electric transmission and distribution system in Pima County, Arizona. The new bonds, which are unsecured, were sold in three series: Series A ($22.5 million) bears interest at 6.10% and matures in 2025; Series B ($150 million) and Series C ($75 million) bear interest at 6.00% and mature in 2029.


NOTE 6.  INCOME TAXES
---------------------

     The expense (benefit) for income taxes included in the Comparative Condensed Consolidated Statements of Income consists of the following:

                                               Three Months Ended
                                                   September 30,
                                                 1997       1996
                                              ---------- ----------
                                            - Thousands of Dollars -
Operating Expenses:
 Deferred Tax Expense
   Federal                                    $  15,143  $  13,785
   State                                          4,015      3,552
                                              ---------- ----------
    Total                                        19,158     17,337
 Investment Tax Credit Amortization                   -        (15)
                                              ---------- ----------
Total Expense Included in Operating Expenses     19,158     17,322
                                              ---------- ----------
Other Income (Deductions):
 Deferred Tax Expense
   Federal                                          339      3,760
   State                                            114        978
                                              ---------- ----------
    Total                                           453      4,738
 Reduction in Valuation Allowance               (13,120)   (70,283)
 Investment Tax Credit Amortization                (670)      (965)
                                              ---------- ----------
Total Benefit Included in
 Other Income (Deductions)                      (13,337)   (66,510)
                                              ---------- ----------
    Total Expense (Benefit) for Federal
     And State Income Taxes                   $   5,821  $ (49,188)
                                              ========== ==========









                                               Nine Months Ended
                                                   September 30,
                                                 1997       1996
                                              ---------- ----------
                                            - Thousands of Dollars -
Operating Expenses:
 Deferred Tax Expense
   Federal                                    $  16,671  $  10,320
   State                                          4,409      2,659
                                              ---------- ----------
    Total                                        21,080     12,979
 Investment Tax Credit Amortization                 (10)       (45)
                                              ---------- ----------
Total Expense Included in Operating Expenses     21,070     12,934
                                              ---------- ----------
Other Income (Deductions):
 Deferred Tax Expense
   Federal                                        4,538      3,377
   State                                          1,197        937
                                              ---------- ----------
    Total                                         5,735      4,314
 Reduction in Valuation Allowance               (42,413)   (81,296)
 Investment Tax Credit Amortization              (2,602)    (3,389)
                                              ---------- ----------
Total Benefit Included in
 Other Income (Deductions)                      (39,280)   (80,371)
                                              ---------- ----------
    Total Expense (Benefit) for Federal
     And State Income Taxes                   $ (18,210) $ (67,437)
                                              ========== ==========

     The differences between the income tax expense (benefit) and the amount obtained by multiplying income before income taxes by the U.S. statutory federal income tax rate are as follows:

                                               Three Months Ended
                                                   September 30,
                                                 1997       1996
                                              ---------- ----------
                                            - Thousands of Dollars -
Federal Income Tax Expense at
 Statutory Rate                               $  17,233  $  18,659
  State Income Tax Expense,
   Net of Federal Deduction                       2,656      2,868
  Investment Tax Credit Amortization               (670)      (980)
  Reduction in Valuation Allowance              (13,120)   (70,283)
  Other                                            (278)       548
                                              ---------- ----------
     Total Expense (Benefit) for Federal
      and State Income Taxes                  $   5,821  $ (49,188)
                                              ========== ==========









                                                Nine Months Ended
                                                   September 30,
                                                 1997       1996
                                              ---------- ----------
                                            - Thousands of Dollars -
Federal Income Tax Expense at
 Statutory Rate                               $  23,309  $  16,019
  State Income Tax Expense,
   Net of Federal Deduction                       3,591      2,462
  Investment Tax Credit Amortization             (2,612)    (3,434)
  Reduction in Valuation Allowance              (42,413)   (81,296)
  Use of Capital Loss Carryforwards                   -     (1,663)
  Other                                             (85)       475
                                              ---------- ----------
     Total Expense (Benefit) for Federal
      and State Income Taxes                  $ (18,210) $ (67,437)
                                              ========== ==========

     The reduction in the valuation allowance and corresponding NOL benefit are primarily due to revisions in the estimated amount of NOLs that the Company expects to utilize on future income tax returns. At September 30, 1997, on a cumulative basis the Company has recognized in its income statement the full amount of the NOL benefit that the Company expects to utilize on future income tax returns. Additional amounts of NOL benefit which may be recognized in the future in the Company's income statement are at present indeterminate due to the interplay of open tax years for which tax assessments may be made and varying expiration dates of federal and state NOL carryforwards.


NOTE 7.  NEW ACCOUNTING STANDARD
--------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings per Share. This Statement simplifies the standards for computing earnings per share (EPS) and replaces the presentation of primary EPS with a presentation of basic EPS. It requires a dual presentation of basic and diluted EPS for companies with complex capital structures on the face of the income statement. The Company is required to adopt FAS 128 in the fourth quarter of 1997. The Company does not expect the adoption of FAS 128 to have a material impact on the Company's calculation of EPS.


NOTE 8.  RECLASSIFICATIONS
--------------------------

     Minor reclassifications have been made to the prior year financial statements to conform to the current year's presentation.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

     The following contains information regarding the results of the Company's operations during the third quarter and first nine months of 1997 compared with the third quarter and first nine months of 1996, the outlook for dividends on Common Stock, and changes in liquidity and capital resources of the Company during the third quarter and first nine months of 1997. Also management's expectations of identifiable material trends are discussed.

OVERVIEW
--------

     Earnings for the Company declined during the third quarter and first nine months of 1997 relative to the same periods in 1996 primarily due to lower recognition of NOL tax benefits in the third quarter of 1997. Net income was $43.4 million in the third quarter of 1997, compared with $102.5 million in the third quarter of 1996. Income tax benefits related to prior period net operating losses totaled $13.1 million in the third quarter of 1997 compared with $70.3 million in the third quarter of 1996. Other one-time items impacting third quarter results include $3.3 million in pre-tax new business investment expenses in the third quarter of 1997 and the following items recorded in the third quarter of 1996: an $8.5 million pre-tax reversal of loss provision related to the Company's former investment subsidiaries, a $3.4 million pre-tax pension gain related to the Company's Voluntary Severance Plan, and a $9.2 million pre-tax charge related to a court ruling on contested sales tax expense. Excluding the recognition of these tax benefits and other one-time adjustments, the Company's ongoing net income increased by 7% to $32.3 million in the third quarter of 1997 from $30.1 million in the same period of 1996. Factors contributing to this improvement were growth in the number of customers in the Company's retail service area as well as increased kilowatt-hour sales to both retail and wholesale customers.

     Net income for the first nine months of 1997 was $84.8 million, compared with $113.2 million during the comparable 1996 period. Income tax benefits related to prior period net operating losses for the nine month periods were $42.4 million for 1997 and $81.3 million for 1996. Other one-time items impacting the nine month results, in addition to those listed above for the third quarter, include a $14.0 million pre-tax VSP expense recorded in the second quarter of 1996 (resulting in a nine month net pre-tax expense of $10.6 million), a $10.2 million pre-tax reversal of loss provision recorded in the second quarter of 1997 related to the Company's former investment subsidiaries, $7.0 million in pre-tax new business investment expenses in 1997 and $2.8 million in pre-tax VSP expense related to post-retirement benefits other than
pensions recorded in the first quarter of 1997.   Excluding the recognition of
tax benefits and other one-time adjustments, the Company's ongoing net income increased by 9% to $42.2 million for the first nine months of 1997 from $38.5 million in the same period in 1996. See Results of Utility Operations below.

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

      If the Company is unable to make sales at prices adequate to recover its costs or if, for other reasons, the Company fails to maintain or improve its cash flows, the Company's ability to meet its obligations may be jeopardized. During the period 1999-2003, $192 million of the Company's long-term debt obligations will mature. Excluding letters of credit relating to bonds that will be redeemed in November 1997, letters of credit supporting $529 million of the Company's long-term variable rate debt obligations also have scheduled expiration dates between December 31, 1999 and December 31, 2002. See Financing Developments below. Should the credit ratings on the Company's senior debt securities reach investment grade levels on certain dates or during certain periods subsequent to January 1, 1998, the expiration dates for such letters of credit would move forward to the period December 31, 1998 to December 31, 2000. In the event that expiring letters of credit are not replaced or extended, the corresponding variable rate debt obligations would be subject to mandatory redemption. While the Company intends to pay or refinance maturing bonds, and to replace or extend expiring letters of credit, there can be no assurance that the Company will be able to pay such debt or replace or extend such letters of credit. The Company's future cash flows will also be affected by the level of interest rates due to the significant amount of variable rate debt outstanding. See Liquidity and Capital Resources below.

The Company's capital structure is highly leveraged. Although the Company has been successful in 1997 in refinancing certain of its tax-exempt variable rate debt on an unsecured fixed rate basis, the Company's ability to raise capital (through either public or private financings) is limited. The Company's ability to obtain debt financing is limited due to the restrictive covenants contained in existing obligations to creditors. To the extent the Company refinances its debt obligations in order to repay them when due, such refinancing may be made on terms which may be adverse to the Company. Such terms could include, among other things, higher interest rates and various restrictive covenants, such as dividend payment restrictions. Access to equity capital may be limited because of the Company's present inability to pay dividends. See Dividends on Common Stock below.

      As described in Liquidity and Capital Resources, Financing Developments below, the Company filed an application with the ACC for authority to implement various financings intended to address the financial uncertainties outlined above. This strategy includes the proposed refinancing of certain variable rate tax-exempt obligations on a fixed-rate basis, the proposed replacement of the credit facilities provided under the MRA with one or more new credit facilities, the proposed refinancing of certain first mortgage bonds, and the proposed implementation of a direct stock purchase plan. The ACC approved a portion of this financing application on August 26, 1997, which allowed the Company to proceed with the refinancing of certain tax-exempt variable rate debt obligations on October 1, 1997. The ACC is expected to rule on the remaining portions of the financing application in the fourth quarter of 1997.

      During the next twelve months, the Company expects to be able to fund operating activities and construction expenditures with internal cash flows, existing cash balances, and, if necessary, drawdowns under the Renewable Term Loan and/or borrowings under the Revolving Credit. As discussed in Liquidity and Capital Resources below, there are a variety of factors that could cause actual cash flows to differ materially from projected cash flows. As of November 5, 1997, the Company's cash balance including cash equivalents was approximately $137 million. Cash balances are invested in investment grade, money-market securities with an emphasis on preserving the principal amount invested.


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

      The FERC issued two orders pertaining to transmission access in April 1996. FERC Order No. 888, among other things, requires all public utilities that own, control, or operate interstate transmission facilities to offer transmission service to others under a single tariff that incorporates certain minimum terms and conditions of transmission service established by the FERC. This tariff must also be used by public utilities for their own wholesale market transactions. Transmission and generation services for new wholesale service are to be unbundled and priced separately. A Phase I open access tariff containing the terms and conditions outlined in the Order was filed by the Company on July 9, 1996. The Company subsequently filed a Stipulation in Offer of Settlement regarding the proposed tariff. On July 17, 1997, the FERC approved the settlement. That settlement approved the Company's rates for service,made amendments to certain wholesale contracts and required the Company to make a Section 205 filing for its 69kV-138kV transmission system, the rates for which were agreed upon in the settlement. The Company made its Section 205 filing for its 69kV-138kV on August 15, 1997. FERC accepted that filing on October 10, 1997, thereby incorporating the rates for 69kV-138kV transmission service into the Company's Open Access Tariff.

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

      The Company and several other electric utilities located in the southwestern United States have recently begun to investigate the feasibility of forming an independent system operator for the region. It is presently contemplated that such an organization, if formed, would be responsible for ensuring transmission reliability and nondiscriminatory access to the regional transmission grid. All of the major transmission owners in the Southwest, as well as a number of users of the transmission system, are involved in the feasibility study. Three sets of public meetings were held in order to obtain public input to the study. The initial feasibility study was completed in September 1997 and the participants are reviewing the results prior to deciding whether to proceed with the detailed developmental work. The formation of an independent system operator would be subject to approval by the FERC and state regulatory authorities in the region. The financial aspects of forming an independent system operator, including the potential effects on the Company's future results of operations, will be examined as part of the development work.

     Given the level of competition already present in the wholesale market for electricity, the Company does not believe that FERC Order No. 888 or Order No. 889 will have a material effect on the Company's future results of operations. However, such orders could assume greater significance if the Company's retail service territory were to be opened to competing suppliers of electricity.


    RETAIL

     Under current law, the Company is not in direct competition with any other regulated electric utility for electric service in the Company's retail service territory. However, the Company does compete against gas service suppliers and others who may provide energy services which would be substitutes for,or permit bypass of, the Company's services. In addition, in December 1996, the ACC adopted rules that, if implemented, require a phase-in of retail electric competition in Arizona over a four year period beginning January 1, 1999.

      Currently, electric energy for meeting retail customers' needs primarily competes with natural gas, an alternative fuel source for certain retail energy uses. Such uses may include heating, cooling and a limited number of other energy applications. In most applications, electric energy is a cost effective source of energy compared with natural gas. Also, customers, particularly industrial and large commercial customers, may own and operate facilities to generate their own electric energy requirements. If such facilities meet certain technical and operational standards, they may be eligible for treatment under federal law as "qualifying facilities", which in turn would permit the owner to require the local electric utility to purchase the output of such facilities at the latter's "avoided cost" pursuant to the Public Utility Regulatory Policies Act of 1978, as amended. Such facilities may be operated by the customers themselves or by other entities engaged for such purpose. The company presently does not have any material contracts which require it to purchase the output of qualifying facilities.

     The Company actively markets energy and customized energy-related services to meet customer needs. The Company has to date lost no customers to self-generation in part because of such efforts. For example, the Company's two principal mining customers, which provide approximately 8% of the Company's total annual revenues from retail customers, each have considered self-generation. However, new contracts and/or amendments were executed with both of such mining customers that included, among other things, price reductions and term extensions. In 1996, the Company negotiated contract amendments with its largest mining customer. The contract amendments include, among other things, price reductions and a change in service from a firm basis to an interruptible basis, which includes a market pricing mechanism covering a portion of the customer's electrical load. Such contract is scheduled to expire in January 2003. The contract with the Company's other principal mining customer is scheduled to expire in March 2001. In June 1997, the Company entered into a new electric service agreement with this customer to furnish additional load to a new copper solvent extraction plant. Also, in September 1997, the ACC approved an amendment to this customer's electric service agreement which allows for a reduction in price, an increase in load, the provision of interruptible service and a change in payment procedures. The conditions of this amendment will expire with the contract. Early terminations of the contracts by mining customers require at least one and up to two years prior notice. No such notices have been received. The ability to enter into or extend contracts, to avoid early termination, and to retain customers will be dependent on, among other things, the Company's ability to contain its costs, market conditions and alternatives available to customers. Changes in service requirements (from a firm basis to an interruptible basis) may also permit the Company to delay additions to peaking capacity.

      In December 1996, the ACC voted to adopt rules on retail electric competition. The rules, if implemented, require each "Affected Utility" (defined below) to open its retail service area to competing electric service providers on a phased-in basis over the period 1999 to 2003. Beginning no later than January 1, 1999, retail customers representing at least 20% of each Affected Utility's 1995 peak demand will be eligible to choose their electric service provider from companies certificated by the ACC. Such service providers would include Affected Utilities as well as other entities (including power marketers and out-of-state utilities) that apply for and receive a certificate of convenience and necessity from the ACC. Beginning no later than January 1, 2001,retail customers representing at least 50% of each Affected Utility's 1995 peak demand will be eligible to choose their service provider. All remaining retail customers would then be eligible to choose from certificated service providers by January 1, 2003. Under the rules, Affected Utilities will be required to provide distribution wheeling services (i.e., retail wheeling) at rates approved by the ACC in order to facilitate sales by competing energy providers. Such wheeling services would involve the transmission of energy produced by other entities over the Company's transmission and distribution system to consumers located in the Company's present retail service area.
While retail wheeling will expose the Company's service area to increased competition, it will also open additional retail markets into which the Company may sell its electric power.

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

      The rules specify that the ACC will allow the recovery of unmitigated stranded costs by Affected Utilities. Stranded cost is defined in the rules as the net difference between the value of prudent jurisdictional assets and obligations under traditional regulation and the market value of those assets and obligations in a competitive retail market. In order to recover stranded costs,utilities would have to demonstrate to the ACC that they have taken every feasible, cost effective measure to mitigate or offset stranded costs, and utilities would have to file estimates of unmitigated stranded costs with the ACC which are fully supported by analyses and records of market transactions undertaken by willing buyers and sellers. Furthermore, Affected Utilities would have to seek ACC approval of distribution charges or other means of recovering unmitigated stranded costs from customers who reduce or terminate service as a direct result of retail competition. The rules specify that other issues related to the analysis and recovery of stranded costs would be examined by a working group following adoption of the rules. Until such time as the ACC adopts specific guidelines for quantifying unmitigated stranded costs,including the methods used to identify and value jurisdictional assets and obligations, the Company believes that any estimate of unmitigated stranded costs would be highly speculative.

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

      Pursuant to the rules, working groups have been formed to analyze various
issues related to retail competition.   Each working group consists of members
representing a wide variety of interests including the ACC Staff, consumers, Affected Utilities, and potential new service providers. Separate working groups have been established to investigate issues related to the quantification and recovery of stranded costs, the unbundling of utility services and rates,the maintenance of system reliability and safety, the methods to be used in determining consumer participation during the early phase -in periods, and certain legal issues related to the rules. Reports by the working groups for stranded costs and unbundling of utility services and rates have been delivered to the ACC and are in the process of being reviewed. Reports by the other working groups are expected in the fourth quarter of 1997. The Company is actively participating in each of the working groups investigating retail competition issues.

      On January 10, 1997, the Company filed with the ACC a motion for reconsideration and request for stay of the rules. Concerns expressed by the Company in its motion included the potential impact on system reliability, mechanisms for stranded cost quantification and recovery,the ability to compete fairly with public power entities and recipients of federal preference power, and certain legal deficiencies which would likely result in legal appeals and litigation. On January 30, 1997, the Company's motion for reconsideration was deemed denied by the ACC by operation of law. On February 28,1997, the Company filed an appeal of the ACC order in both the Arizona Superior Court and the Arizona Court of Appeals. On June 19, 1997, the Arizona Court of Appeals dismissed the appeal at the request of the Company. At the same time, the Company filed a motion for Summary Judgment in the Arizona Superior Court. This motion was argued and the results are pending before the judge. At the present time, the Company is unable to predict the outcome of the Superior Court appeal or the effects such rules, in their present form, would have on the Company's future results of operations.

      The Arizona Legislature is also investigating the potential merits of retail electric competition. Legislation was passed in 1996 requiring the establishment of a joint legislative study committee on electric industry competition. This committee is charged with studying and making recommendations
on a wide variety of issues related to electric industry competition.   The
committee is to complete a report to the legislature no later than December 31, 1997. Such report is to contain a proposal for electric utility competition for implementation by December 31, 1999. An advisory committee on electric industry competition was also created, consisting of members representing electric consumers, electric utilities, various State offices and agencies, and other interested parties. The Company has a representative on such advisory committee who is actively participating as a committee member. Three subcommittees of the advisory committee were formed for purposes of evaluating the timing of retail competition, reviewing tax issues related to retail competition and identifying specific legislative actions necessary to implement retail competition. The reports have been issued and the Legislature is now considering the recommendations.

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

HOLDING COMPANY PROPOSAL
------------------------

      On April 4, 1997, the Company filed with the ACC a notice of intent to organize a public utility holding company. If approved, the Company intends to establish, through a one-for-one share exchange, a new corporate structure in which the Company will be a subsidiary of a new holding company named UniSource Energy Corporation. The Company is seeking to establish a holding company structure because the Company believes that it is in the best interests of its Shareholders for the Company to participate in various segments of the evolving and expanding electric energy business. The Company believes that such participation would be facilitated and enhanced by the holding company structure, a structure commonly used in the electric industry and other industries to conduct different lines of business. In May 1995, Shareholders approved the formation of a holding company and the related one-for-one share exchange. If regulatory approvals are received, it is likely that no further Shareholder approval would be required to effect the share exchange. On September 25, 1997, the FERC approved the Company's application to form a holding company. On October 2 and 3, 1997, the ACC held hearings on the Company's holding company application. The Company expects a decision from the ACC sometime in the fourth quarter of 1997.

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

     The proposed $6.8 million rate reduction represents a 50/50 sharing with customers of $13.6 million of cost containment efforts. The Company proposed that additional savings be used by the Company to mitigate potential stranded costs through accelerated amortization of retail excess capacity deferrals. Retail excess capacity deferrals represent those operating and capital costs associated with Springerville Unit 2 capacity, which were deemed by the ACC to not be recoverable in retail rates prior to the 1994 and 1996 Rate Orders. Such retail excess capacity deferrals totaled $89.9 million and $93.6 million at September 30, 1997 and December 31, 1996, respectively.
The proposed $7.2 million increase in annual amortization expense for such retail excess capacity deferrals would decrease the amortization period from 20 years to 7.76 years. The proposed increase in amortization expense would be reflected in the Company's regulatory accounting records but would have no impact on the expenses included in the Company's financial accounting statements. See
Note 2 of Notes to Condensed Consolidated Financial Statements,Rate
Matters.

ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

      The Company prepares its financial statements in accordance with the provisions of FAS 71. This statement requires a cost-based rate-regulated utility to reflect the effect of regulatory decisions in its financial statements. In certain circumstances, FAS 71 requires that certain costs and/or obligations be reflected in a deferral account in the balance sheet and not be reflected in the statement of income or loss until matching revenues are recognized. Therefore, the Company's Consolidated Balance Sheets at September 30, 1997, and at December 31, 1996, contain certain line items (for example, Deferred Debits - Regulatory Assets, Accumulated Deferred Investment Tax Credits Regulatory Liability, MSR Option Gain Regulatory Liability, and Other Regulatory Liabilities) solely as a result of the application of FAS
71. In addition, a number of line items in the Company's Consolidated Statements of Income for the quarters ended September 30, 1997 and 1996, and the nine months ended September 30, 1997 and 1996, also reflect the application of FAS 71.

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

     Further, in response to the legislation adopted by the State of California in 1996 establishing competitive markets for electricity in that state, the SEC questioned the continued applicability of FAS 71 by the generation operations of California investor-owned utilities even though the recovery of stranded costs is provided through a statutory funding mechanism. In May and July 1997 the Financial Accounting Standards Board Emerging Issues Task Force (EITF) considered this issue, as similar legislation has been passed or initiated in states other than California. Based on the conclusions of the EITF, at some point in the future, the Company may be unable to continue to apply FAS 71 to the generation portion of the business, even if it believes it will recover the full amount of its costs under the ACC competition phase-in plan. The Company is unable to predict the outcome of these matters.

      If, at some point in the future, the Company determines that all or a portion of the Company's regulated operations no longer meet the criteria for continued application of FAS 71, the Company would be required to adopt the provisions of FAS 101 for that portion of the operations for which FAS 71 no longer applied. Adoption of FAS 101 would require the Company to write off its regulatory assets and liabilities as of the date of adoption of FAS 101 and would preclude the future deferral in the balance sheet of costs not recovered through rates at the time such costs were incurred, even if such costs were expected to be recovered in the future. Based on the balances of the Company's regulatory assets and liabilities as of September 30, 1997, the Company estimates that if FAS 101 were adopted and applied to all segments of the Company's operations, an extraordinary loss of $183 million, which includes a reduction for the related deferred income taxes of $101 million, would be required. The Company's cash flows would not be affected by the adoption of FAS 101.

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


INVESTMENTS IN ENERGY-RELATED VENTURES
--------------------------------------

     As described in Note 4 of Notes to Condensed Consolidated Financial Statements,Consolidated Subsidiaries, a wholly owned subsidiary of the Company, Millenium Energy Holdings, Inc., exercised an option to acquire a 50% ownership interest in New Energy Ventures, LLC (NEV) effective September 1, 1997. NEV is a buyer's agent providing load aggregation and advisory services to customers in California and the Northeastern region of the United States. Prior to exercising its option to acquire NEV, the Company provided funding to NEV pursuant to a consulting services contract since its formation in 1995. NEV seeks contracts to operate on either (i) a fixed commodity basis or a limited shared savings basis, such that NEV will be paid a percentage of the electricity cost saving that accrue to their clients, or (ii) as a fee based advisor on energy services, cogeneration, independent power or third party provider options.

      In addition to the Company's investment in NEV, the Company continues to evaluate and pursue other energy related investment opportunities. Nations Energy Corporation (Nations), a wholly-owned subsidiary established for the purpose of investing in independent power projects, continues to pursue projects in both the domestic and foreign markets. Advanced Energy Technologies, Inc. (AET), a wholly owned subsidiary of the Company, holds a 50% ownership interest in Global Solar Energy, LLC (Global Solar), an energy-related company which developed a proprietary process for manufacturing flexible, thin-film, photo-voltaic cells. Global Solar has recently established a manufacturing facility in Tucson, AZ and currently plans to begin commercial production in 1998. In July 1997, SWPP Investment Company
(SWPP), a wholly-owned subsidiary, entered into a joint venture with three Mexican investment partners to form Sentinel Concrete Utility Poles, a domestic distributor of concrete power poles and related products. SWPP holds a 50% ownership interest in this joint venture. SWPP International, Ltd. (SWPPI), a wholly owned subsidiary of SWPP, holds a 50% ownership interest in a manufacturer and international distributor of concrete power poles and related products. Southwest Energy Solutions, Inc. (SES), a wholly owned subsidiary formed in January 1997, provides ancillary energy products and services to retail customers.

      In comparison to the Company's investment in regulated utility assets, the Company's current investments in Nations, AET, SWPP, SES, and NEV are not material in terms of recorded assets or net income.
As of September 30, 1997, the Company's Condensed Consolidated Balance Sheet reflects an investment in energy-related ventures of approximately $26 million (included in Investments and Other Property).


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

      The Company's ability to pay a dividend is restricted by certain covenants of the General First Mortgage. So long as certain series of First Mortgage Bonds (aggregating $184 million in principal amount) are outstanding, these covenants restrict the payment of dividends on Common Stock if certain cash flow coverage and retained earnings tests are not met. The cash flow coverage test would prevent the Company from paying dividends on its Common Stock until such time as the Company's cash flow coverage ratio, as defined therein, is greater or equal to a ratio of 2 to 1, and the retained earnings test would permit dividend payments if the Company has positive retained earnings rather than an accumulated deficit. As of September 30, 1997, the Company had a cash flow coverage ratio in excess of 2 to 1 and the Company's accumulated deficit was $421 million. Such covenants will remain in effect until the First Mortgage Bonds of such series have been paid or redeemed. The latest maturity of such First Mortgage Bonds is in 2003.

      The MRA contains a dividend restriction based on the amount of retained earnings. Such restriction will no longer apply if (i) the Renewable Term Loan and the Revolving Credit have been paid in full and the commitments relating thereto have been terminated and (ii) the Company's senior long-term debt is rated investment grade. At November 5, 1997, there was no outstanding balance due under the Renewable Term Loan, and to date no amounts have been borrowed under the Revolving Credit. Commitments relating to such facilities permit the Company to borrow $127.5 million under the Renewable Term Loan and $50 million under the Revolving Credit. The Company's senior long-term debt is currently rated below investment grade.

      In order for the Company to pay a dividend when such covenants would otherwise restrict such payment, the Company would have to (i) obtain a waiver or an amendment to the MRA's retained earnings covenant, or replace the MRA with one or more new bank credit facilities, and (ii) redeem all outstanding First Mortgage Bonds of the series that contain dividend restrictions or amend the General First Mortgage. Such General First Mortgage amendment would require approval by holders of 75% of all First Mortgage Bonds.

      In addition to such restrictive covenants, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. It is unclear whether such provisions of the Federal Power Act restrict the Company from paying dividends.


EARNINGS
--------

     The Company recorded net income of $43.4 million in the third quarter of 1997 compared with net income of $102.5 million in the third quarter of 1996. The net income per average share of Common Stock was $1.35 for the third quarter of 1997 compared with net income per average share of Common Stock of $3.19 for the third quarter of 1996. Excluding the impact of the recognition of tax benefits and other one-time adjustments, 1997 third quarter ongoing net income was $32.3 million or $1.01 per share compared with ongoing net income of $30.1 million or $0.94 per share for the third quarter of 1996.

     For the first nine months of 1997, the Company recorded net income of $84.8 million, compared with net income of $113.2 million for the first nine months of 1996. The net income per average share of Common Stock was $2.64 for the first nine months of 1997, compared with a net income per average share of Common Stock of $3.52 for the first nine months of 1996. Excluding the impact of the recognition of tax benefits and other one-time adjustments, ongoing net income for the first nine months of 1997 was $42.2 million or $1.31 per share compared with $38.5 million or $1.20 million per share for the first nine months of 1996.


RESULTS OF OPERATIONS
---------------------

 RESULTS OF UTILITY OPERATIONS

   SALES AND REVENUES

     Comparisons of kilowatt-hour sales and electric revenues are shown below:



Three Months Ended                                          Increase/(Decrease)
 September 30                         1997        1996       Amount    Percent
-------------------------          ---------   ---------    --------   -------

Electric kWh Sales (000):
      Retail Customers             2,321,385   2,240,499      80,886     3.6%
         Sales for Resale            921,220     836,721      84,499    10.1
                                   ---------   ---------     -------
            Total                  3,242,605   3,077,220     165,385     5.4

      Electric Revenues (000):
         Retail Customers           $201,566    $195,261    $  6,305     3.2%
         Amortization of MSR
          Option Gain
          Regulatory Liability             0       5,014      (5,014) (100.0)
         Sales for Resale             29,523      22,803       6,720)   29.5
                                   ---------   ---------    ---------
            Total                   $231,089    $223,078   $   8,011     3.6
                                   =========   =========    =========


Nine Months Ended                                           Increase/(Decrease)
September 30                          1997        1996       Amount    Percent
--------------------------         ---------   ---------    --------   -------
      Electric kWh Sales (000):
         Retail Customers          5,830,042   5,718,042    112,000      2.0%
         Sales for Resale          2,385,481   2,231,072    154,409      6.9
                                  ----------   ---------   ---------
            Total                  8,215,523   7,949,114    266,409      3.4

      Electric Revenues (000):
         Retail Customers           $490,752    $482,511  $   8,241      1.7%
         Amortization of MSR
          Option Gain
          Regulatory Liability         8,105      15,040     (6,935)   (46.1)
         Sales for Resale             69,483      58,088     11,395     19.6
                                  ----------    --------    ---------
            Total                   $568,340    $555,639   $ 12,701      2.3
                                  ==========    ========    =========

     KWh sales to retail customers increased by 3.6% in the third quarter of 1997 compared with the third quarter of 1996 due to warmer weather conditions and a 2.1% increase in the average number of retail customers. KWh sales to retail customers increased by 2.0% in the first nine months of 1997 compared with the same period in 1996, due primarily to a 2.4% increase in average number of retail customers for the nine month period. Based on cooling degree days, a commonly used measure in the electric industry that is calculated by subtracting 75 from the average of the high and low daily temperatures, the Tucson area registered an increase of approximately 18% in such cooling degree days for the third quarter of 1997 compared with the same period in 1996, and an increase of approximately 7% in such cooling degree days compared with the ten year average for the same period from 1987 to 1996. Cooling degree days for the third quarter of 1997 were 1016, compared to 862 for the third quarter of 1996 and 953 for the ten year average.

     Revenues from sales to retail customers increased by 3.2% in the third quarter of 1997 compared with the third quarter of 1996 due to the higher kWh sales discussed above. The increase in retail revenues for the quarter was slightly less than the increase in retail kWh sales due to a 6% decrease in revenues per kWh sold to mining customers. The change in average price of sales to mining customers reflects the impact of the renegotiation of the contract with the Company's largest mining customer in 1996. Revenues from sales to retail customers in the first nine months of 1997 increased by 1.7% compared with the same period in 1996. The increase in kWh sales for the first nine months of the year offset the average price decrease to mining customers discussed above.

     KWh sales for resale increased by 10.1% in the third quarter and by 6.9% in the first nine months of 1997 relative to the same periods in 1996. Higher economy energy sales accounted for the third quarter increase. Revenues from sales for resale were 29.5% higher in the third quarter and 19.6% higher in the first nine months of 1997 compared to the same periods in 1996 due to higher market prices for wholesale economy energy in all quarters of 1997. Factors contributing to higher market prices in the third quarter include higher natural gas prices, increased demand due to warmer temperatures in the southwestern United States, and WSCC imposed restrictions on the Pacific Intertie, limiting energy availability from the Northwest. Higher natural gas prices and a reduction in regional generating capacity due to planned and force outages of generating facilities in the southwestern United States contributed to the higher market prices in the first half of 1997.

     Revenue from the Amortization of the MSR Option Gain Regulatory Liability was $5.0 million lower in the third quarter and $6.9 million lower in the first nine months of 1997 compared with the same periods in 1996. This Regulatory Liability was fully amortized as of May 1997.


    OPERATING EXPENSES

     Fuel and Purchased Power expense increased by 10% in the third quarter and 4.6% in the first nine months of 1997 compared with the same period in 1996. The increases in fuel and purchased power expense outpaced the growth in total kWh sales for both periods, with increased usage of gas-fired generation in the third quarter and increased purchases of higher cost economy energy in the second and third quarters of 1997 due to unscheduled outages at remote plants and to meet retail and wholesale energy requirements. The increase in purchased power expense was partially offset by the absence of take-or-pay payments for fuel in the first nine months of 1997, compared to take-or-pay payments of $3.0 million for the same period in 1996.

     Other Operations expense increased by $4.9 million in the third quarter and $10.8 million in the first nine months of 1997 relative to the same periods in 1996. These increases include higher expenses related to funding of new energy-related businesses, as well as a first quarter 1997 VSP-related adjustment to post-retirement benefits expense.

     Maintenance and Repairs expense increased by $0.3 million in the third quarter and $3.6 million in the first nine months of 1997 compared to the same periods in 1996 due primarily to scheduled maintenance work at the Springerville station in the first and second quarters of 1997.

     Depreciation and Amortization expense decreased by $3.1 million in the third quarter and $8.5 million in the first nine months of 1997 compared with the same periods in 1996. These decreases were attributable to the completion in January 1997 of a three year amortization for Springerville Unit 2 Rate Synchronization Costs established in the 1994 Rate Order, as well as an extension of the depreciable life for pollution control facilities as required by the Company's 1996 Rate Order.

     Taxes Other Than Income Taxes decreased by $9.1 million in the third quarter and $13.1 million in the first nine months of 1997 compared with the same periods in 1996. This was primarily due to a charge of $7.3 million in the third quarter of 1996 related to a court ruling on contested sales tax assessments. See Note 1 of Notes to Condensed Consolidated Financial Statements, Tax Assessments.
Property tax rates and property valuations for tax purposes were also lower in 1997.

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

    Income Tax expense included in Operating Expenses increased by $1.8 million in the third quarter and by $8.1 million in the first nine months of 1997 compared with the same periods in 1996 due to an increase in pre-tax operating income, net of interest expense.



OTHER INCOME

     Income tax benefits included in Other Income decreased $53.2 million in the third quarter and $41.1 million in the first nine months of 1997 compared with the same periods of 1996 due primarily to decreased NOL benefit recognition. The company recognized $13.1 million of NOL benefit in the third quarter of 1997 compared to $70.3 million in the third quarter of 1996. As of the end of September 1997, on a cumulative basis the Company has recognized in its income statement the full amount of NOL benefit that the Company expects to utilize on future income tax returns. Additional amounts of NOL benefit which may be recognized in the future in the Company's income statement are at present indeterminate due to the interplay of open tax years for which tax assessments may be made and varying expiration dates of federal and state NOL carryforwards.

     A Reversal of Loss Provision in the amount of $8.5 million was recorded in the third quarter of 1996. The reversal of loss provision relates to the satisfaction by the Company's former investment subsidiaries of approximately $8.5 million of short-term debt obligations through the assignment of certain finance receivables held by such investment subsidiaries. Results for the first nine months of 1997 include a Reversal of Loss provision in the amount of $10.2 million recorded in the second quarter of 1997 to reflect the dissolution of certain subsidiaries which formed part of the Company's former investment operations.
See Note 4 of Notes to Condensed Consolidated Financial Statements, Consolidated Subsidiaries.


INTEREST EXPENSE

     Interest expense on long-term debt increased in the third quarter and first nine months of 1997 relative to the same periods in 1996 due to the refinancing of certain variable and fixed rate debt obligations with unsecured fixed rate debt obligations, having later maturity dates, at higher interest rates (see Financing Developments--
Sale of New Bonds, below), as well as higher average interest rates on the Company's variable debt obligations. The weighted average interest rate on the Company's variable rate debt obligations was 3.7% for the first nine months of 1997 compared to 3.5% for the same period in 1996.

     Other Interest Expense was lower in the third quarter and first nine months of 1997 compared with the same periods in 1996 due to $1.9 million in interest expense incurred in the third quarter of 1996 related to the 1996 contested sales tax assessment of $7.3 million.

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

     The Company's annual revenues from wholesale sales to NTUA under the previous terms of the sales agreement were approximately $16.5 million per year. In phase one of the restructured agreement, the Company's annual revenues from sales to NTUA are estimated to be approximately $15 million per year. In the first year of phase two, revenues from sales to NTUA are estimated to range from $9 million to $16 million.

     The new agreement was approved by the FERC on August 20, 1997. Under the new agreement, the Company will provide generation service pursuant to the Power Supply Agreement, while providing the transmission and ancillary services necessary to actually deliver power pursuant to separate network service and operating agreements in accordance with the requirements of FERC Order 888.



    SPRINGERVILLE COAL SUPPLY CONTRACT

     On June 27, 1997, the Company signed an agreement with Peabody Coalsales to terminate the then existing coal supply contract for the Springerville Generating Station, and enter into a new contract with the same supplier. A $50 million termination fee was incurred by the Company, payable in three installments: $30 million paid on June 30, 1997, $10 million paid on September 30, 1997, and $10 million due March 31, 1998. The new contract contains more favorable terms to the Company than the previous contract for certain volume, incremental volume, base price, incremental price and price adjustment mechanism requirements. The Company estimates that savings under the new contract will be approximately $10 million per year initially and will increase thereafter, resulting in approximately $97.5 million of savings on a present value basis over the life of the contract.

     The Springerville Generating Station consists of two 380 MW coal fired generating units which account for 38% of the Company's total net generating capability. The previous coal supply contract covered the useful lives of Springerville Units 1 and 2 and contained a bilateral option to renegotiate the contract price and escalation procedures in 2009 and at intervals of every five years thereafter, with various adjustment clauses which would affect the future cost of delivered coal. The new coal contract has an initial term of 13 years, beginning July 1, 1997, and ending June 30, 2010, with an option to extend for ten years thereafter. During the extension term, the coal supplier has the right of first refusal to match competing offers for a portion of Springerville coal requirements.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company expects to generate sufficient cash flows during 1997 to fund its continuing operating activities and construction expenditures. However, the Company's projected cash flows are subject to variation due to changes in wholesale revenues, changes in short-term interest rates, and other factors. For example, an increase in short-term interest rates of 100 basis points (1%) would result in an approximate $6 million increase in annual interest payments. If cash flows were to fall short of expectations, the Company would rely on existing cash balances, borrowings under the Renewable Term Loan and, if necessary, borrowings under the Revolving Credit.

     At November 5, 1997, there was no outstanding balance due under the Renewable Term Loan, and to date, no amount has been borrowed under the Revolving Credit. The Renewable Term Loan commitment decreased from $156 million at March 31, 1997 to $134 million at June 30, 1997, and to $127.5 million at September 30, 1997. The commitment was reduced by $16 million at April 29, 1997 in accordance with the terms of the MRA provisions regarding the optional prepayment of debt obligations, which encompassed the April 1997 refinancing of $31.4 million of floating rate IDBs (see Financing Developments below). Mandatory quarterly commitment reductions of $6.7 million each were effective as of June 30, 1997 and September 30, 1997 in accordance with the terms of the MRA, whereby the commitment is scheduled to decrease by approximately 5% per quarter during 1997 and by 10% per quarter in 1998 and 1999. The Revolving Credit commitment remained at $50 million as of November 5, 1997.

     The Company's cash and cash equivalents balance at November 5, 1997 was approximately $137 million. Cash balances are invested in investment grade money-market securities with an emphasis on preserving the principal amounts invested.

CASH FLOWS

     The Company's cash and cash equivalents increased by $21.8 million or 22%, from the September 30, 1996 ending balance to the September 30, 1997 balance of $119.8 million. This increase was due to the receipt of net cash flows from operating activities in excess of the net cash flows required for investing and financing activities for the twelve month period ended September 30, 1997.

     Net cash flows from operating activities decreased in aggregate by $26.9 million in the first nine months of 1997 compared with the same period in 1996. This decrease was due to the $40.0 million in contract termination fees paid to a major coal supplier in the second and third quarters of 1997 (see Springerville Coal Supply Contract above). Excluding this contract termination fee, net cash flows from operating activities increased by $13.1 million, or 13.2%, in the first nine months of 1997 compared with the same period in 1996. This increase was due primarily to an increase in cash receipts from retail and wholesale customers and a $13.5 million reduction in wages paid (net of amounts capitalized), compared with the same period in 1996. The reduction in wages paid reflected payments made to employees under the VSP in 1996. These increases to net cash flows were partially offset by higher fuel and purchased power costs, an $11.9 million increase in payment of other operations and maintenance costs in the first nine months of 1997, and the receipt of $4.1 million in cash related to the sale of emission allowances in the first quarter of 1996.

     Net cash outflows from investing activities decreased in aggregate by $6.6 million in the first nine months of 1997 compared with the same period in 1996, due to a reduction in both construction expenditures and investments and loans to joint ventures.

     Net cash outflows from financing activities increased in aggregate by $3.1 million in the first nine months of 1997 compared with the same period in 1996.

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

     In addition to the redemption of the Coconino bonds, the letters of credit which provided credit support, and certain First Mortgage Bonds, which collateralized the letters of credit, were also
eliminated.   Therefore, the aggregate principal amount of Company
debt backed by letters of credit was reduced from $805 million to $774 million and the aggregate principal amount of First Mortgage Bonds outstanding was reduced by $34.5 million.

     On October 1, 1997, the Industrial Development Authority of the County of Pima, Arizona issued $22.5 million aggregate principal amount of its 1997 Series A Industrial Development Bonds (Tucson Electric Power Company Project) for the benefit of the Company. The proceeds from this issuance have been loaned to the Company and (i) were used to redeem all of the 1990 Series A Industrial Development Bonds, variable rate due 2025 ($20 million aggregate principal amount) on November 5, 1997 and (ii) will finance improvements to the Company's lower voltage electric transmission and distribution system in Pima County. The new bonds, which are unsecured, bear interest at a rate of 6.10% and mature in September 2025.

     On October 1, 1997, the Industrial Development Authority of Pima County, Arizona issued $150 million aggregate principal amount of its 1997 Series B Industrial Development Bonds (Tucson Electric Power Company Project) for the benefit of the Company. The proceeds from this issuance have been loaned to the Company and will be used on November 17, 1997 to redeem $150 million aggregate principal amount of 1982 Series A Industrial Development Bonds, variable rate, due 2022. The new bonds, which are unsecured, bear interest at a rate of 6.00% and mature in September 2029.

     On October 1, 1997, the Industrial Development Authority of Pima County, Arizona issued $75 million aggregate principal amount of its 1997 Series C Industrial Development Bonds (Tucson Electric Power Company Project) for the benefit of the Company. The proceeds from this issuance have been loaned to the Company and will be used on November 17, 1997 to redeem $75 million aggregate principal amount of 1983 Series A Industrial Development Bonds, variable rate, due 2018. The new bonds, which are unsecured, bear interest at a rate of 6.00% and mature in September 2029.

     The redeemed Pima bonds are backed by letters of credit under the MRA. Upon redemption of such Pima bonds, the aggregate principal amount of Company debt backed by letters of credit will be reduced from $774 million to $529 million.

    FINANCING APPLICATION FILED WITH ACC

     On July 11, 1997, the Company filed an application with the ACC requesting authority to enter into certain financing transactions.
The proposed financing transactions are intended to extend debt maturities and letter of credit expiration dates, gain additional financial and operating flexibility through the replacement or modification of certain credit agreements, reduce exposure to variable interest rates, reduce dependence on letters of credit and strengthen the Company's balance sheet by raising additional equity capital. The application requests authorization for four financings. First, the Company seeks authority to refinance up to $450 million of existing tax-exempt variable rate debt obligations currently backed by letters of credit. These refinancings are expected to be on a fixed rate, unsecured basis. Second, the Company seeks authority to replace its current bank credit facilities under the MRA, with one or more new bank credit facilities. The Company anticipates that the new credit facilities will be reduced in size (due to the refinancing activity described above), will have extended maturities or termination dates, and will contain less restrictive covenants than those contained in the MRA. Third, the Company requests authority to refinance up to $184 million in First Mortgage Bonds, scheduled to mature between 1999 and 2003, with the issuance of new securities consisting of debt and/or equity securities. Fourth, the Company seeks authority to establish a direct stock purchase plan, which would allow small investors to purchase shares directly from the Company. Pursuant to this plan, the Company would issue from time to time up to 1,000,000 shares of Common Stock, without par value.

     On August 26, 1997, the ACC approved the section of the financing application requesting authority to refinance up to $450 million of existing tax-exempt variable rate debt obligations. This allowed the Company to proceed with the October 1, 1997 bond sale transactions outlined above in Financing Developments--Sale of New Bonds. The ACC is expected to rule on the remaining portions of the financing application in the fourth quarter of 1997.

     Subject to ACC authorization, the Company intends to replace the current bank credit facilities under the MRA with one or more new bank credit facilities during the fourth quarter of 1997 and intends to pursue the negotiation and consummation of the remaining transactions over the next two years. Even if ACC authorization is granted, there can be no assurance that any of the contemplated transactions, other than the October 1, 1997 bond sale transactions, will be consummated or that the terms of any transactions which are consummated will result in the realization of the Company's objectives.

     The Company expects to incur increased financing costs as a result of the completion of the proposed financings. The Company believes, however, that such costs are outweighed by the related benefits, including the extension of maturities, reduction in volatility of capital costs, elimination of certain restrictions on dividends and increases in equity capital.



YEAR 2000 ISSUE
---------------

     The Company has and will continue to make modifications to its computer systems and applications to ensure that year 2000 transactions can be processed. The Company currently estimates that the costs associated with this project are not material to the Company's operating results.


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

4. Changes in governmental policies and regulatory actions with respect to allowed rates of return, financings, rate structures, and methods of establishing rates.

5. Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

6. Changes in accounting principles or the application of such principles to the Company.


                     PART II - OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS


TAX ASSESSMENTS

     See Note 1 of
Notes to Condensed Consolidated Financial Statements,Tax Assessments.




ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits.

     -- See Exhibit Index.

(b)   Reports on Form 8-K.

     -- The company has not filed any Current Reports on Form 8-K since filing the Form 10-Q for the Quarter Ending June 30, 1997.


                              SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TUCSON ELECTRIC POWER COMPANY
                                   ------------------------------
                                             (Registrant)


Date:  November 10, 1997                     Ira R. Adler
                                   ------------------------------
                                             Ira R. Adler
                                      Senior Vice President and
                                     Principal Financial Officer


                            EXHIBIT INDEX

     4a -  Loan Agreement, dated as of September 15, 1997, between The
        Industrial Development Authority of the County of Pima and the Registrant relating to Industrial Development Revenue Bonds, 1997 Series A (Tucson Electric Power Company Project).
     4b -  Indenture of Trust, dated as of September 15, 1997, between
        The Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series A (Tucson Electric Power Company Project).
     4c -  Loan Agreement, dated as of September 15, 1997, between The
        Industrial Development Authority of the County of Pima and the Registrant relating to Industrial Development Revenue Bonds, 1997 Series B (Tucson Electric Power Company Project).
     4d -  Indenture of Trust, dated as of September 15, 1997, between
        The Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series B (Tucson Electric Power Company Project).
     4e -  Loan Agreement, dated as of September 15, 1997, between The
        Industrial Development Authority of the County of Pima and the Registrant relating to Industrial Development Revenue Bonds, 1997 Series C (Tucson Electric Power Company Project).
     4f -  Indenture of Trust, dated as of September 15, 1997, between
        The Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series C (Tucson Electric Power Company Project).
     15 - Letter regarding unaudited interim financial information. 27 - Financial Data Schedule.