Form 10-K
period 1998-12-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 1999-03-31
CIK 100122, 941138

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

     (Mark One)
         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to __________.

    Commission       Registrant; State of Incorporation;  IRS Employer
    File Number      Address; and Telephone Number        Identification Number
    -----------      -------------------------------      --------------------
    1-13739          UNISOURCE ENERGY CORPORATION         86-0786732
                     (An Arizona Corporation)
                     220 West Sixth Street
                     Tucson, AZ  85701
                     (520) 571-4000

    1-5924           TUCSON ELECTRIC POWER COMPANY        86-0062700
                     (An Arizona Corporation)
                     220 West Sixth Street
                     Tucson, AZ  85701
                     (520) 571-4000

    Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
    Registrant              Title of Each Class       on Which Registered
    ----------              -------------------       -------------------
    UniSource Energy        Common Stock, no par      New York Stock
    Corporation             value                     Exchange
                                                      Pacific Stock
                                                      Exchange

    Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.    Yes   X    No
                                                       -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
 Form 10-K or any amendment to this Form 10-K. [   ]


    The aggregate market value of UniSource Energy Corporation voting Common Stock held by non-affiliates of the registrant was $383,453,950.60 based on the last reported sale price thereof on the consolidated tape on March 8, 1999.

    At March 8, 1999, 32,290,859 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.

    UniSource Energy Corporation is the sole holder of the 32,162,167 shares of the outstanding Common Stock of Tucson Electric Power Company.

    Documents incorporated by reference: Specified portions of UniSource Energy Corporation's Proxy Statement relating to the 1999 Annual Meeting of Shareholders are incorporated by reference into PART III.

----------------------------------------------------------------------------

          This combined Form 10-K is separately filed by UniSource Energy Corporation and Tucson Electric Power Company. Information contained in this document relating to Tucson Electric Power Company is filed by UniSource Energy Corporation and separately by Tucson Electric Power Company on its own behalf. Tucson Electric Power Company makes no representation as to information relating to UniSource Energy Corporation or its subsidiaries, except as it may relate to Tucson Electric Power Company.


                                   TABLE OF CONTENTS
                                                                        Page
                                                                        ----
          Definitions....................................................vi

                                      - PART I -
          Item 1. - Business
           The Company ...................................................1
           Regulated Electric Utility Operations
             Peak Demand .................................................3
             Customers ...................................................3
             Sales for Resale ............................................4
             Generating and Other Resources
               TEP Generating Resources ..................................5
               Springerville Station......................................5
               Irvington Station..........................................6
               Power Exchange Agreement ..................................7
               Other Purchases and Interconnections ......................7
               Future Generating Resources ...............................7
             Rates and Regulation
               General....................................................8
               ACC Holding Company Order..................................8
               1996 Rate Order............................................9
               Rate Settlement Agreement..................................9
               ACC Rules on Retail Competition............................9
               ACC Orders on Stranded Cost Recovery......................11
               State and Federal Legislation on Retail Competition.......13
               Wholesale Transmission Access.............................13
               Other Rate Matters........................................13
             Fuel Supply
               Coal......................................................14
               Springerville Coal Handling Facilities....................15
               Natural Gas...............................................15
             Water Supply ...............................................15
             Environmental Matters ......................................15
               Clean Air.................................................15
               Jointly-Owned Facilities..................................16
           Unregulated Energy Businesses ................................16
           Employees ....................................................18
           TEP Utility Operating Statistics .............................19
          Item 2. - Properties...........................................20
          Item 3. - Legal Proceedings
           Tax Assessments ..............................................21
           Litigation Related to ACC Orders and Competition .............21
          Item 4. - Submission of Matters to a Vote of Security Holders..21


                                   TABLE OF CONTENTS
                                      (continued)
                                                                        Page
                                                                        ----
                                      - PART II -

          Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters
           UniSource Energy .............................................22
           TEP ..........................................................22

          Item 6. - Selected Consolidated Financial Data.................23

          Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations
             Overview....................................................24
           Factors Affecting Results of Operations
             Competition
               Retail....................................................25
               Wholesale.................................................27
             Accounting for the Effects of Regulation ...................27
             Market Risks ...............................................28
             Impact of the Year 2000 on Computer Systems and Applications30
           Results of Operations ........................................32
             Contribution by Segment ....................................32
             Utility Sales and Revenues .................................32
             Fuel and Purchased Power Expense ...........................33
             Other Operating Expenses ...................................33
             Other Income (Deductions) ..................................34
             Interest Expense ...........................................34
             Results of Unregulated Energy Businesses ...................35
           Dividends on Common Stock
             UniSource Energy ...........................................36
             TEP ........................................................36
           Income Tax Position ..........................................37
           Liquidity and Capital Resources
             Cash Flows
               Overview of Consolidated Cash Flows and Liquidity.........37
               TEP Cash Flows and Liquidity..............................38
             Investing and Financing Activities
               TEP - Regulated Electric Utility
                    Capital Expenditures.................................38
                    Bond Issuance and Redemption.........................39
                    TEP Bank Credit Agreement............................40
                    Springerville Common Facilities Leases...............40
                    Tax-Exempt Local Furnishing Bonds....................41
                    Restrictive Covenants................................41
               Millennium - Unregulated Energy Businesses
                    Capital Requirements.................................43
               UniSource Energy - Parent Company Financing Activities
                    Promissory Note to TEP...............................43
                    Warrant Exchange Offer...............................43
                    Direct Stock Purchase Plan...........................44
                    Restrictions on Proceeds of Equity Issuance..........44
                    Loans and Guarantees.................................44
             Safe Harbor for Forward-Looking Statements .................45

          Item 7A. - Quantitative and Qualitative Disclosures about
		   Market Risk.................................................. 45

                                   TABLE OF CONTENTS
                                      (continued)
                                                                        Page
                                                                        ----
          Item 8. - Consolidated Financial Statements and
		   Supplementary Data............................................45
           Independent Auditors' Report .................................46
           Report of Independent Accountants ............................47
           UniSource Energy Corporation
             Consolidated Statements of Income ..........................48
             Consolidated Statements of Cash Flows ......................49
             Consolidated Balance Sheets ................................50
             Consolidated Statements of Capitalization ..................51
             Consolidated Statements of Changes in Stockholders' Equity .52
           Tucson Electric Power Company
             Consolidated Statements of Income ..........................53
             Consolidated Statements of Cash Flows ......................54
             Consolidated Balance Sheets ................................55
             Consolidated Statements of Capitalization ..................56
             Consolidated Statements of Changes in Stockholders' Equity .57
           Notes to Consolidated Financial Statements
           Note 1. Nature of Operations and Summary of Significant Accounting
            Policies
             Nature of Operations .......................................58
             Basis of Presentation ......................................58
             Use of Accounting Estimates ................................59
             Regulation .................................................59
             TEP Utility Plant ..........................................59
             TEP Utility Plant Under Capital Leases .....................59
             Springerville Unit 1 Allowance .............................60
             Long-Term Debt .............................................60
             Utility Operating Revenues .................................61
             Fuel Costs .................................................61
             Income Taxes ...............................................61
             Emission Allowances ........................................61
             New Accounting Standards ...................................61
             Reclassifications ..........................................62
           Note 2. TEP's Regulatory Assets and Liabilities
             Accounting for the Effects of Regulation ...................62
             Potential Discontinuation of Application of FAS 71 .........65
           Note 3. Rate Matters
             Rate Reduction .............................................67
             1996 Rate Order ............................................68
           Note 4. Segment and Related Information ......................68
           Note 5. Unregulated Energy Businesses ........................71
             International Power Projects - Nations Energy Corporation ..71
             Energy Marketing - MEH Corporation .........................72
             Photovoltaic Manufacturing - Advanced Energy
			  Technologies, Inc. ........................................73
           Note 6. TEP's Utility Plant and Jointly-Owned Facilities
             Utility Plant ..............................................73
             Jointly-Owned Facilities ...................................74
           Note 7. TEP's Long-Term Debt and Capital Lease Obligations
             Long-Term Debt .............................................74
               Sale and Redemption of Bonds - 1998.......................74
               Sale and Redemption of Bonds - 1997.......................75
             Other Long-Term Debt and Agreements
               First and Second Mortgage.................................76
               Bank Credit Agreement.....................................76

                                   TABLE OF CONTENTS
                                      (concluded)
                                                                        Page
                                                                        ----
             Capital Lease Obligations ..................................76
             Maturities and Sinking Fund Requirements ...................77
           Note 8. Fair Value of TEP's Financial Instruments ............77
           Note 9. Dividend Limitations .................................78
           Note 10. Commitments and Contingencies
             TEP Commitments - Fuel Purchase ............................78
             Commitments-Environmental Regulation .......................79
             UniSource Energy Commitments - Energy Related Affiliates ...79 Contingencies
               Ruling on Arizona Sales Tax Assessments - Coal Sales......79
               Arizona Sales Tax Assessments - Leases....................80
               Income Tax Assessments....................................80
           Note 11. Income Taxes ........................................81
           Note 12. Employee Benefits Plans
             Voluntary Severance Plan (VSP) .............................84
             Pension and Other Postretirement Benefit Plans .............84
             Defined Contribution Plans .................................86
             Stock Option Plans .........................................87
           Note 13. Warrants ............................................88
           Note 14. Shareholder Rights Plan .............................88
           Note 15. Supplemental Cash Flow Information ..................88
           Note 16. Earnings Per Share (EPS) ............................90
           Note 17. Quarterly Financial Data (Unaudited) ................92
           Financial Statement Schedules
             New Energy Ventures, Inc.
             Report and Consolidated Financial Statements
             December 31, 1998 and 1997..................................93

          Item 9. - Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..........................113

                                     - PART III -

          Item 10. - Directors and Executive Officers of the Registrants
           Directors ...................................................113
           Executive Officers ..........................................113
          Item 11. - Executive Compensation.............................115
          Item 12. - Security Ownership of Certain Beneficial Owners and Management
           General .....................................................115
           Security Ownership of Certain Beneficial Owners .............115
           Security Ownership of Management ............................115
          Item 13. - Certain Relationships and Related Transactions.....115

                                     - PART IV -

          Item 14. - Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K..........................................116
           Signatures ..................................................117
           Exhibit Index ...............................................121

                                  DEFINITIONS

      The abbreviations and acronyms used in the 1998 Form 10-K are defined below:
-------------------------------------------------------------------------------

      ACC...............           Arizona Corporation Commission.
      AET...............           Advanced Energy Technologies, Inc., a
	                                wholly-owned subsidiary of Millennium.
      Affected Utilities           Electric utilities regulated by the ACC,
                                    including TEP, Arizona Public Service,
                                    Citizens Utilities company, and several
                                    electric cooperatives.
      APS...............           Arizona Public Service Company.
      BTU...............           British Thermal Unit(s).
      CAAA..............           Federal Clean Air Act Amendments.
      Common Stock......           UniSource Energy's common stock, without
                                    par value.
      Company or UniSource Energy  UniSource Energy Corporation.
      Credit Agreement..           Credit Agreement between TEP and the
                                    banks, dated as of December 30, 1997.
      Emission Allowance(s)        An EPA issued allowance which permits
                                    emission of one ton of sulfur dioxide.
                                    Such allowances can be sold.
      EPA...............           The Environmental Protection Agency.
      FAS 71............           Statement of Financial Accounting
                                    Standards No. 71: Accounting for the
                                    Effects of Certain Types of Regulation.
      FERC..............           Federal Energy Regulatory Commission.
      First Collateral Trust Bonds Bonds issued under the First
                                    Collateral Trust Indenture.
      First Collateral Trust
       Indenture                   The Indenture, dated as of August 1,
                                    1998, of Tucson Electric Power Company
                                    to Bank of Montreal Trust Company of
                                    the City of New York, as trustee.
      First Mortgage Bonds         First mortgage bonds issued under the
                                    General First Mortgage.
      Four Corners......           Four Corners Generating Station.
      GAAP..............           Generally Accepted Accounting
                                    Principles.
      General First Mortgage       The Indenture, dated as of April 1,
                                    1941, of Tucson Gas, Electric Light
                                    and Power Company to The Chase National
                                    Bank of the City of New York, as
                                    trustee, as supplemented and amended.
      General Second Mortgage      The Indenture, dated as of December 1,
                                    1992, of Tucson Electric Power Company
                                    to Bank of Montreal Trust Company of
                                    the City of New York, as trustee, as
                                    supplemented.
      Global Solar......           Global Solar Energy, L.L.C., a
                                    corporation in which a 50% interest is
                                    owned by AET.
      Holding Company Act          The Public Utility Holding Company Act
                                    of 1935, as amended.
      IDBs..............           Industrial development revenue or
                                    pollution control revenue bonds.
      IRS...............           Internal Revenue Service.
      Irvington.........           Irvington Generating Station.
      Irvington Lease...           The leveraged lease arrangement relating
                                    to Irvington Unit 4.
      ISO...............           Independent System Operator.
      ITC...............           Investment tax credit.
      kW................           Kilowatt(s).
      kWh...............           Kilowatt-hour(s).
      kV................           Kilovolt(s).
      kVA...............           Kilovoltampere(s).
      LOC...............           Letter of Credit.
      MEH...............           MEH Corporation, a wholly-owned
                                    subsidiary of Millennium.
      Millennium........           Millennium Energy Holdings, Inc., a
                                    wholly-owned subsidiary of UniSource
                                    Energy.
      MSR...............           Modesto, Santa Clara and Redding Public
                                    Power Agency.
      MW................           Megawatt(s).
      MWh...............           Megawatt-hour(s).



                                   DEFINITIONS
                                   (continued)


      Nations Energy....           Nations Energy Corporation, a wholly-
                                    owned subsidiary of Millennium.
      Navajo............           Navajo Generating Station.
      NEV...............           New Energy Ventures, Inc., a company
                                    in which a 50% interest is owned by
                                    MEH.
      NEV Southwest.....           New Energy Ventures Southwest, L.L.C., a
                                    wholly-owned subsidiary of NEV.
      NEV Technologies..           NEV Technologies, a majority owned
                                    subsidiary of NEV.
      NOL...............           Net Operating Loss carryforward for
                                    income tax purposes.
      NTUA..............           Navajo Tribal Utility Authority.
      PNM...............           Public Service Company of New Mexico.
      Rate Settlement...           TEP's Rate Settlement agreement approved
                                    by the ACC in August 1998, which
                                    provides retail base price decreases over
                                    a two-year period.
      Revolving Credit..           $100 million revolving credit facility
                                    entered into under the Credit Agreement
                                    between a syndicate of banks and TEP.
      San Carlos........           San Carlos Resources Inc., a wholly-
                                    owned subsidiary of TEP.
      San Juan..........           San Juan Generating Station.
      Second Mortgage Bonds        TEP's second mortgage bonds issued under
                                    the General Second Mortgage.
      SES...............           Southwest Energy Solutions, Inc., a
                                    wholly-owned subsidiary of Millennium.
      Springerville.....           Springerville Generating Station.
      Springerville Coal Handling
        Facilities Leases          Leveraged lease arrangements relating
                                    to the coal handling facilities serving
                                    Springerville.
      Springerville Common
        Facilities......           Facilities at Springerville used in
                                    common with Springerville Unit 1 and
                                    Springerville Unit 2.
      Springerville Common
        Facilities Leases          Leveraged lease arrangements relating
                                    to an undivided one-half interest in
                                    certain Springerville Common
                                    Facilities.
      Springerville Unit 1         Unit 1 of the Springerville Generating
                                    Station.
      Springerville Unit 1 Leases  Leveraged lease arrangement
                                    relating to Springerville Unit 1 and an
                                    undivided one-half interest in certain
                                    Springerville Common Facilities.
      Springerville Unit 2         Unit 2 of the Springerville Generating
                                    Station.
      SRP...............           Salt River Project Agricultural
                                    Improvement and Power District.
      TEP...............           Tucson Electric Power Company, the
                                    principal subsidiary of UniSource Energy.
      TEP Warrants......           Warrants for the purchase of TEP Common
                                    Stock which were issued in 1992.
      UniSource Energy..           UniSource Energy Corporation.
      UniSource Energy Warrants    Warrants for the purchase of UniSource
                                    Energy Common Stock which were issued
                                    in exchange for TEP Warrants, pursuant
                                    to an exchange offer which expired
                                    October 23, 1998.
      VSP...............           Voluntary Severance Plan offered to TEP
                                    employees and implemented in May 1996.
      WSCC..............           Western Systems Coordinating Council.

                               PART I

     This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. You should read forward-looking statements with the cautionary statements and important factors included in this Form 10-K. (See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.) Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements are not statements of historical facts. Forward-looking statements may be identified by the use of words such as anticipates, estimates, expects, intends, plans, predicts, and projects. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we cannot assure you that these expectations, beliefs or projections will be achieved or realized.


ITEM 1. BUSINESS
----------------------------------------------------------------------------

THE COMPANY
-----------

Overview of Consolidated Business
---------------------------------

     UniSource Energy Corporation (UniSource Energy) is a holding company which owns all of the outstanding common stock of Tucson Electric Power Company (TEP) and Millennium Energy Holdings, Inc. (Millennium). UniSource Energy was incorporated in the State of Arizona on March 8, 1995 and obtained approval to form a holding company in November 1997. On January 1, 1998, TEP and UniSource Energy completed a transaction by which all outstanding shares of TEP common stock were exchanged, on a share-for-share basis, for shares of UniSource Energy common stock. Following the share exchange, TEP transferred the stock of its subsidiary, MEH Corporation, to UniSource Energy in exchange for a $95 million promissory note. (See Note 1 of Notes to Consolidated Financial Statements). MEH Corporation subsequently changed its name to Millennium Energy Holdings, Inc. on November 20, 1998.

     We conduct our business in two primary business segments--the Regulated Electric Utility Segment (TEP), and our Unregulated Energy Businesses Segment comprised of the subsidiaries owned by Millennium.

Overview of Regulated Electric Utility
--------------------------------------

     TEP was incorporated in the State of Arizona on December 16,1963. TEP is the successor by merger as of February 20, 1964, to a Colorado corporation which was incorporated on January 25, 1902. It is an operating public utility which generates, purchases, transmits, distributes and sells electricity to over 320,000 retail customers and to wholesale customers. TEP's retail service territory consists of a 1,155 square mile area of Southeastern Arizona with a population of approximately 800,000 in the greater Tucson metropolitan area in Pima County, as well as parts of Cochise County. TEP holds a franchise to provide electric service to customers in the City of Tucson. This franchise expires in 2001.

     TEP owns all of the outstanding stock of San Carlos Resources Inc. (San Carlos), which owns Springerville Unit 2.

     We describe our regulated electric utility business further in the Regulated Electric Utility Operations and Utility Operating Statistics sections.

Overview of Unregulated Energy Businesses
-----------------------------------------

     Millennium owns 100% of the common stock of four subsidiaries. We established these subsidiaries to pursue various unregulated energy-related investment opportunities:

     (i) Nations Energy Corporation (Nations Energy) develops independent power projects.
     (ii) MEH Corporation (MEH) holds a 50% interest in New Energy Ventures, Inc. (NEV). NEV purchases electricity on behalf of, and provides electric load aggregation, energy management and advisory services to, retail purchasers of electric energy.
     (iii) Advanced Energy Technologies, Inc. (AET) holds a
           50% interest in Global Solar Energy, L.L.C. (Global Solar), a manufacturer of thin-film photovoltaic cells.
     (iv) Southwest Energy Solutions, Inc. (SES) provides energy support services to electric consumers.

     We describe our Unregulated Energy Businesses in more detail in the Unregulated Energy Businesses section.

Competition and Response to Regulatory Change
---------------------------------------------

     The electric utility industry is facing significant regulatory change designed to encourage competition in the sale of certain electric services. We continually evaluate our position to develop strategies to remain competitive in this changing environment. In November 1998, TEP realigned its regulated utility business into three separate business units: generation, transmission and distribution, and in January 1999, we formed a business unit which provides administrative services to the utility business units. We may pursue other strategies in the future which include one or more of the following:

     -- creation of separate affiliates for our generation, transmission and distribution businesses,
     --  sale of generation assets,
     --  acquisition of transmission assets,
     -- growth of revenues from unregulated energy businesses, and -- investments by unaffiliated parties in, or sales of portions of, our unregulated energy businesses.

     We cannot predict whether any transactions of the types described above may actually occur, nor can we predict what their effect on our financial condition or competitive position might be. We discuss competition in our regulated electric utility business in more detail in Rates and Regulatory Matters and in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Competition.

REGULATED ELECTRIC UTILITY OPERATIONS
-------------------------------------

PEAK DEMAND


Peak Demand                          1998    1997    1996    1995    1994
                                     ----    ----    ----    ----    ----
                                                     - MW -
Retail Customers-Net One Hour       1,786   1,659   1,619    1,617   1,585
Firm Sales to Other Utilities         179     177     177      223     226
                                    -----   -----   -----    -----   -----
  Non-Coincident Peak Demand  (A)   1,965   1,836   1,796    1,840   1,811

Total Generating Resources          1,896   1,992   1,952    1,952   1,952
Other Resources                       235     235     133      133      23
                                    -----   -----   -----    -----   -----
  Total TEP Resources  (B)          2,131   2,227   2,085    2,085   1,975

Total Reserves  (B) - (A)             166     391     289      245     164
Reserve Margin (% of Non-Coincident
Peak Demand)                            8%     21%     16%      13%      9%


----------------------------------------------------------------------------

      The peak demand for TEP's retail service area occurs during the summer months due to the cooling requirements of our retail customers. TEP's peak demand has grown at an average annual rate of about 3.3% during the past five years. The peak demand for firm sales to other utilities generally does not coincide with TEP's retail peak demand.

     The chart above shows the relationship over a five-year period between TEP's peak demand and its energy resources. In addition to TEP's generating resources, total resources include firm capacity purchases and interruptible retail load. TEP's reserves are the difference between energy resources and peak demand, and the reserve margin is the ratio of reserves to peak demand. TEP seeks to maintain a planning reserve margin in accordance with guidelines set by the WSCC equal to its largest single hazard plus 5% of its non-coincident peak demand. For 1998, this targeted reserve margin equaled 310 MW or 16% of non-coincident peak demand. TEP's actual reserve margin in 1998 was 8%, compared with 21% in 1997. The lower actual reserve margin in 1998 resulted from a combination of retail load growth and the expiration of a lease on 96 MW of combustion turbines. TEP purchased additional firm energy as needed to ensure it had adequate operating reserve margins throughout the year in accordance with the operating requirements of the Southwest Reserve Sharing Group.

     TEP expects to meet near-term demand growth with existing resources, purchases, and additional resources as discussed in Future Generating Resources below. See TEP Generating Resources and Rates and Regulation, ACC Rules on Retail Competition about the impact of retail competition on our need for new resources.

CUSTOMERS

     The average number of TEP's retail customers increased by 2.2% in 1998 to 320,744. TEP expects the number of its retail distribution customers, and the amount of energy consumed by those customers, each to grow at an average annual rate of approximately 2.0% through 2003. Retail peak demand in TEP's service territory is expected to grow by about 2.5% annually over the same period. TEP expects energy consumed by its residential, commercial, non-mining industrial and mining customers to comprise 35%, 17%, 28% and 16%, respectively, of total energy consumption during that period.

     TEP uses population and demographic studies conducted by unrelated parties to forecast the growth in the number of customers, peak demand, and retail sales. TEP also uses assumptions about the weather, the economy, and competitive conditions. The forecasts do not take into account the source or price of energy.

     Certain of TEP's retail customers will be eligible to choose alternative energy providers when retail competition takes effect in Arizona. See ACC Rules on Retail Competition for a discussion of these customers and the proposed competition phase-in period. Even if a portion of TEP's retail customers choose other energy suppliers, the forecasted growth rates in the number of customers referred to above would continue to apply to TEP's distribution business.


     Sales to Large Industrial Customers

     TEP provides electric utility service to a diversified group of commercial, industrial, and public sector customers. Major industries served include copper mining, defense, health care, education and governmental entities. TEP's two largest retail customers are in the copper mining industry. In 1998, sales to these customers totaled about 16% of TEP's total retail energy sales, and their contract demands totaled approximately 11% of the 1998 retail peak demand. Revenues from sales to mining customers accounted for approximately 8% of TEP's retail revenues in 1998 and 9% in 1997 and 1996. Sales to mining customers are expected to grow at an annual rate of about 0.7% over the next five years. Sales to mining customers depend on a variety of factors including changes in supply and demand factors in the world copper market and the economics of self-generation. During 1998, market prices for copper were at eleven-year lows, causing our mining customers to reduce workforces and/or redesign work processes to reduce load. Should copper prices continue at these levels, TEP may experience lower sales to and lower revenues from mining customers.

     TEP has contracts with its two principal mining customers to provide them electric power at special rates. The special rates are designed to induce the mines to continue to purchase electricity from TEP rather than from other sources. These contracts expire between 2001 and 2003. However, the contracts include provisions allowing the mines to cancel some or all of their contract under certain circumstances, provided that they notify TEP at least one, and up to two years, prior to such termination, and in some cases, pay termination fees to TEP. To date, TEP has not received any termination notices. Whether these contracts are extended or terminated will depend, in part, on market conditions and available alternatives.

   SALES FOR RESALE

     TEP's electric utility operations include the wholesale marketing of electricity to other utilities and power marketers. These transactions, termed sales for resale, are made on both a firm basis and an interruptible basis. A firm basis means that contractually, TEP must supply the power (except under limited emergency circumstances), while an interruptible basis means that TEP may stop supplying power under various circumstances. See Other Purchases and Interconnections.

     TEP's sales for resale consist primarily of three types of sales, which are listed below, along with the percentage contribution to total sales for resale in 1998:

   --  sales of firm capacity under long-term contracts (31%);
   -- forward contracts to sell energy for periods of up to one year (34%), and
   --  sales of excess generation in the hourly markets (31%).

KWh sales for resale increased by 31% in 1998 while revenues from these sales grew by 47%. This increase in both sales and revenues was mainly due to increased trading activity in the forward markets. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risks, for a discussion of TEP's energy trading activities.

     TEP currently has long-term contracts to sell firm capacity as follows:

                          Minimum
                          Contract
Company                  Demand MW   Contract Term
-------                  ---------   --------------
Salt River Project          100       June 1, 1991 - May 31, 2011
NTUA (Phase I) (1)           60       July 1, 1997 - May 31, 1999
NTUA (Phase II) (1)        40/50      June 1, 1999 - December 31, 2009
City of Farmington (2)       25       November 1, 1997- February 29, 2000

--------------
(1) Phase I provides for a minimum demand of 60 MW during the contract period. During Phase II, TEP will provide 40 MW of firm power in the summer months (May - September) and 50 MW of firm power in the winter months (October - April).
(2) The City of Farmington, New Mexico will purchase up to 25 MW of firm power from November to February.

     TEP cannot predict whether the contracts described above will be replaced or extended in the future.

     We expect strong competition to sell capacity and energy to continue during the next few years due to:

     --  surplus generating capacity in the Southwestern United
         States;
     -- restructuring of the electric utility industry in California and other western states;
     --  an active spot market in the Western United States.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, Competition, Wholesale.


  GENERATING AND OTHER RESOURCES
  ------------------------------

    TEP GENERATING RESOURCES

    At December 31, 1998, TEP owned or leased 1,896 MW of net generating capability as set forth in the following table:


                                                                  Net       Oper-   TEP's Share
                              Unit                        Owned/  Capabil-  ating   ---------
Generating Source      No.  Location           Fuel Type  Leased  ity MW    Agent    %     MW
-----------------      ---  --------           ---------  ------  --------  ------  --     --
Springerville Station   1    Springerville, AZ  Coal       Leased  380      TEP     100.0  380
Springerville Station   2    Springerville, AZ  Coal       Owned   380      TEP     100.0  380
San Juan Station        1    Farmington, NM     Coal       Owned   316      PNM      50.0  158
San Juan Station        2    Farmington, NM     Coal       Owned   312      PNM      50.0  156
Navajo Station          1    Page, AZ           Coal       Owned   750      SRP       7.5   56
Navajo Station          2    Page, AZ           Coal       Owned   750      SRP       7.5   56
Navajo Station          3    Page, AZ           Coal       Owned   750      SRP       7.5   56
Four Corners Station    4    Farmington, NM     Coal       Owned   784      APS       7.0   55
Four Corners Station    5    Farmington, NM     Coal       Owned   784      APS       7.0   55
Irvington Station       1    Tucson, AZ         Gas/Oil    Owned    81      TEP     100.0   81
Irvington Station       2    Tucson, AZ         Gas/Oil    Owned    81      TEP     100.0   81
Irvington Station       3    Tucson, AZ         Gas/Oil    Owned   104      TEP     100.0  104
Irvington Station       4    Tucson, AZ         Coal/Gas   Leased  156      TEP     100.0  156
Internal Combustion
  Turbines                   Tucson, AZ         Gas/Oil    Owned   122      TEP     100.0  122
                                                                                           ----
Total Company Capacity (1)                                                                1,896
-----------------------------------                                                       =====

(1)Excludes 235 MW of additional resources, which consists of certain capacity purchases and interruptible retail load. At December 31, 1998, total owned capacity was 1,360 MW and leased capacity was 536 MW.

     TEP is the operator of the Springerville and Irvington Generating Stations, which are wholly-owned or leased by TEP. TEP has ownership interests in the San Juan, Navajo and Four Corners Generating Stations, which are operated by others. We provide additional information below on those units operated by TEP, including details on the capital lease obligations for Springerville Unit 1, Springerville Common Facilities, and Irvington Unit 4.

     Springerville Station

     The Springerville Station, located in northeast Arizona, consists of two coal-fired units. Springerville Unit 1 began commercial operation in 1985 and is leased and operated by TEP. Springerville Unit 2 started commercial operation in June 1990 and is owned by San Carlos and operated by TEP. These units may be operated for up to eight hours at a net capacity of 400 MW each.

     The initial terms of the Springerville Unit 1 Leases, which includes a 50% interest in the Springerville Common Facilities, expire on January 1, 2015. At the end of the initial terms, TEP may exercise fair market value purchase and renewal options. At December 31, 1998, the capitalized lease asset related to Springerville Unit 1, net of allowance and accumulated amortization, was $234 million, or $616 per kW based on the current 380 MW capacity rating.

     The annual cash cost of lease payments for the Springerville Unit 1 Leases will range from $33 million to $176 million, averaging approximately $80 million. In 1998, the cash cost attributable to rent obligations and other operations and maintenance expenses was $75 million, or an average of $16 per kW per month based on a 380 MW capacity rating. The average cash cost is estimated to be about $99 million per year or $22 per kW per month for the period from January 1999 through December 2003. The average cash cost will increase in periods after 2003. Due to timing differences between cash and accrued expenses, TEP's cash cost of Springerville Unit 1 capacity attributable to rent obligations and other operation and maintenance expenses will differ from the amounts accrued in TEP's financial statements.

     The expenses accrued in TEP's financial statements during 1998 were $92 million or an average of $20 per kW per month, before amortization of the regulatory allowance and related interest expense. The estimated expense is expected to average $98 million per year or $21 per kW per month for the period from January 1999 through December 2003 and is expected to increase slightly thereafter. See Springerville Unit 1 Allowance in Note 1 of Notes to Consolidated Financial Statements for additional information on accounting for Springerville Unit 1.

     In December 1985, TEP sold and leased back a 50% interest in the Springerville Common Facilities. The initial lease term for the Springerville Common Facilities Leases expires in 2017 for one owner participant and 2021 for the other two owner participants, subject to optional fair market value renewal and purchase options. The sales price of these facilities was $132 million. At December 31, 1998, the capitalized lease asset related to this interest in the Springerville Common Facilities, net of accumulated amortization, was $117 million. Annual lease payments under these leases vary with changes in the interest rate on the underlying debt. These lease payments totaled about $12 million per year in 1998, 1997 and 1996. TEP plans to cause the underlying debt on these leases to be refinanced in 1999 (see Investing and Financing Activities). Based on an assumed interest rate of 8%, average annual lease payments would total approximately $12 million.

     Including one-half of the cost of the Springerville Common Facilities (but excluding the cost of coal-handling facilities at Springerville which were included in recoverable fuel costs), the total initial cost of Springerville Unit 2 was $838 million, or $2,328 per kW based on the previous 360 MW capacity rating. In a 1991 rate order, the ACC disallowed recovery from retail customers of $175 million of the book value of Springerville Unit 2. TEP recorded a loss for such disallowance in 1991. The net recoverable cost, including the leased common facilities, is $663 million or $1,842 per kW based on the previous 360 MW capacity rating (or $1,745 per kW based on the current 380 MW capacity rating).

     See Fuel Supply, Springerville Coal Handling Facilities, for information regarding the Springerville Coal Handling Facilities Leases.

     Irvington Station

     Irvington is a four-unit generating station located in Tucson, AZ. Units 1, 2, and 3 are gas or oil burning units. In January 1988, TEP began coal-fired commercial operation of Irvington Unit 4. The unit was sold at its cost of $152 million and leased back under the Irvington Lease. At December 31, 1998, the capitalized lease asset for Irvington Unit 4, net of accumulated amortization, was $106 million. Annual lease payments range from approximately $11 million to $14 million and average about $13 million. The initial lease term expires in 2011, but the lease has optional fair market value renewal and purchase option provisions.

     Irvington Unit 4 (156 MW capability) has the flexibility to operate on coal or gas. Coal has been the primary fuel and natural gas the secondary fuel.

  POWER EXCHANGE AGREEMENT

     As part of a 1992 litigation settlement, TEP and Southern California Edison (SCE) agreed to a ten-year power exchange agreement. The agreement began in May 1995 and requires SCE to provide firm system capacity of 110 MW to TEP during summer months. TEP pays an annual charge of approximately $1 million, increasing annually after the year 2000, to a maximum of approximately $2 million annually for this agreement. TEP is entitled to schedule firm energy deliveries from SCE during the summer (May 15 to September 15) of up to 36,300 MWh per month, and is obligated to return to SCE on an interruptible basis the same amount of energy the following winter season (November 1 to February 28). The energy provided under the exchange is expensed based on the estimated cost of interruptible energy to be provided to SCE. Under this exchange agreement, TEP received 100,735 MWh from SCE in 1998, and returned 39,082 MWh to SCE as of December 31, 1998.

  OTHER PURCHASES AND INTERCONNECTIONS

     TEP participates in a number of interchange agreements by which it can purchase additional electric energy from other utilities. The amount of energy purchased from other utilities and power marketers varies substantially from time to time depending on demand for energy, cost of purchased energy compared with TEP's cost of generating energy, and the availability of such energy. TEP may also sell its surplus electric energy through these agreements. See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risks.

     TEP has transmission access and power transaction arrangements with over 180 electric systems or suppliers, including the California Power Exchange. TEP is a member of the following organizations:

     -- Southwest Reserve Sharing Group - A group of utilities serving customers in portions of the southwestern United States. The group provides emergency assistance and reserve sharing among members to enhance system reliability in the Southwest region.
     -- Western Systems Coordinating Council (WSCC) - A group of western electric systems and suppliers working cooperatively to assure the reliability of the region's interconnected generation and transmission systems.
     -- Western Systems Power Pool - A voluntary power pooling arrangement designed to achieve more efficient use of electric generation and transmission facilities among its members.

     See Rates and Regulation, FERC Orders on Wholesale Transmission Access for a discussion of possible changes in transmission issues.


  FUTURE GENERATING RESOURCES

     In the past, TEP assessed its need for future generating resources based on the premise of a continued regulatory requirement to serve customers in TEP's retail service area. However, the obligation to serve all customers will likely be modified by the ACC's rules on retail competition. Further, the need for future resources will be affected by these rules and TEP's ability to retain and attract customers. Under the Retail Competition Rules as adopted, some of TEP's retail customers will be eligible to choose alternative energy providers when retail competition is introduced. For those customers who do not or cannot choose other energy providers, TEP remains obligated to provide energy. However, this energy is not required to come from TEP-owned generating assets. See Rates and Regulation, ACC Rules on Retail Competition below and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Competition.

     Regardless of who supplies electric power in TEP's retail service area, TEP has identified the need for additional peaking resources in 2001, which must be located in the Tucson service area to reliably serve the needs of the area. Therefore, in the first quarter of 1999, TEP issued a request for proposals to provide 75 MW of peaking resources to be located in TEP's service territory. The request for proposals contemplates purchasing peaking capacity on an as needed basis through a Must-Run Generation contract. Must-run generating units are those which are required to run in order to maintain distribution system reliability and meet load requirements.


RATES AND REGULATION
--------------------

  GENERAL

     TEP is regulated by the FERC and by the ACC. The FERC regulates the terms and prices of TEP's sales to other utilities. The ACC has authority over rates charged to retail customers, accounting classifications, and the issuance of securities. The ACC also has authority to approve affiliate transactions and establish holding companies and subsidiaries under its Affiliated Interest Rules.

     The ACC consists of three commissioners, each serving a six-year term. One of the three is elected at each general election. Commissioners cannot serve consecutive terms and can be elected to another term only after the passing of six years after the end of their previous term as commissioners. The present commissioners are:

     -- Jim Irvin (Republican), Chairman, started his first term in 1997. His term expires in 2003.
     -- Carl J. Kunasek (Republican), began his first term in 1995. His term expires in 2001.
     -- Tony West (Republican), started his first term in 1999. His term expires in 2005.

     The ACC determines TEP's rates for retail sales of electric energy on a "cost of service" basis, which is designed to provide, after recovery of allowable operating expenses, an opportunity to earn a reasonable rate of return on "fair value rate base". Fair value rate base is generally determined by reference to the original cost and the reproduction cost (in each case, net of depreciation) of utility plant in service to the extent deemed used and useful, and to various adjustments for deferred taxes and other items, plus a working capital component. Over time, rate base is increased by additions to utility plant in service and reduced by depreciation and retirements of utility plant.

     When retail electric competition takes effect, the ACC will require unbundling of charges, with separate rates for all services, such as generation, transmission, distribution, metering, meter reading, billing and collection, and ancillary services. At that time, some of these charges will be priced at market rates instead of cost of service levels. See
ACC Rules on Retail Competition below.

     The FERC regulates TEP's rates for wholesale power sales and transmission services. In general, these rates may not exceed rates determined on a cost of service basis. In the fall of 1997, TEP was granted a tariff to sell at market based rates. The FERC has historically set rates in formal rate application proceedings. With respect to new wholesale power sales, TEP's wholesale rates are generally substantially below rates determined on a fully allocated cost of service basis, but, in all instances, rates exceed the level necessary to recover fuel and other variable costs.

  ACC HOLDING COMPANY ORDER

     In November 1997, the ACC allowed TEP to form a holding company. On January 1, 1998, TEP and UniSource Energy completed a transaction by which all outstanding shares of TEP common stock were exchanged, on a share-for-share basis, for shares of UniSource Energy common stock. As a result of the transaction, TEP became a wholly-owned subsidiary of UniSource Energy.

     The ACC order approving the holding company contained a number of conditions which impact the activities of UniSource Energy, TEP, and TEP's sister companies (i.e., other companies owned by UniSource Energy or its affiliates). These include:

      -- UniSource Energy and its subsidiaries will only conduct business activities that are part of the electric energy business (as defined in the order).
      -- During its first five years of operations, UniSource Energy must provide to TEP: (i) 60% of the proceeds of any public equity issuance by UniSource Energy; and (ii) 2% of the net after-tax profits attributable to its equity interest in TEP's sister companies. TEP will use the proceeds to reduce debt or add to its equity accounts.
      -- TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations).
      -- TEP will target a 37.5% equity ratio (excluding capital lease obligations) in its capitalization structure for regulatory purposes by December 31, 2000. If TEP does not attain that goal, the ACC may set rates based on TEP's actual capital structure for regulatory purposes rather than the hypothetical 37.5% equity ratio currently reflected in rates.
      -- The capitalization (debt and equity) of TEP's sister companies may not exceed 30% of TEP's capitalization unless otherwise approved by the ACC.

  1996 RATE ORDER

     In March 1996, the ACC approved a rate increase for TEP of 1.1% (approximately $6.4 million annually). The 1996 Rate Order recognized all of Springerville Unit 2 as used and useful for ratemaking purposes. This allowed TEP to recover the operating and capital costs associated with that portion of the generating unit not previously included in rates. See Notes 2 and 3 of the Notes to Consolidated Financial Statements, Deferred Springerville Generation Costs, and Rate Matters. Under the 1996 Rate Order, TEP cannot seek a base rate increase before January 1, 2000, except under limited circumstances.

     The rates approved in the 1996 Rate Order are based on a rate of return of 6.59% on a fair value rate base of approximately $1.36 billion, or 7.72% on an original cost rate base of approximately $1.16 billion. The capital structure adopted by the ACC for ratemaking purposes assumes 62.5% debt and 37.5% equity. Consistent with previous ACC rate orders, TEP's leasehold interest in utility plant was reflected in rates through an allowance for rental expense, and was therefore not included in rate base.

  RATE SETTLEMENT AGREEMENT

     On August 25, 1998, the ACC approved a rate settlement agreement (Rate Settlement) which gives TEP's retail customers the following base price decreases:

      -- an initial 1.1% decrease (about $7.0 million) which was effective July 1, 1998;
      -- a second decrease of 1.0% (about $5.5 million) on July 1, 1999; and
      --  an additional 1.0% decrease (about $5.5 million) on July 1,
          2000.

The latter two decreases will apply to all tariffed retail customers prior to the start of competition and to all Standard Offer Electric Service customers who do not have, or do not choose, access to competing electric service providers during the proposed two-year phase-in of the ACC's Electric Competition Rules. The Rate Settlement meets the requirement in the ACC's Electric Competition Rules for a 3-5% rate reduction. TEP cannot predict when these rules will take effect. See Competition, Retail.

     The Rate Settlement resolved TEP's application for a price decrease in its Shared Savings Proposal filed with the ACC on July 9, 1997. This settlement also allows TEP to mitigate certain potentially stranded costs by decreasing the recovery period for Retail Excess Capacity Deferrals. See Note 3 of Notes to the Consolidated Financial Statements, Rate Matters.

     The Rate Settlement also affirmed an interim accounting order issued by the ACC in July 1997. That order authorized TEP to record a $50 million coal contract termination fee as a deferred regulatory asset and to amortize that asset by $4 million per year over approximately 13 years. At December 31, 1998, $44 million of this regulatory asset remained unamortized. TEP incurred this fee when it terminated a coal supply contract for the Springerville Generating Station and negotiated a new coal contract which reduced TEP's annual fuel bill initially by approximately $10 million.

  ACC RULES ON RETAIL COMPETITION

     In December 1996, the ACC adopted rules that provided a framework for the phase-in of retail electric competition in Arizona beginning in January 1999. The rules, as well as other ACC orders, contain references to the Affected Utilities. These are the utilities, including TEP, which are regulated by the ACC. These rules were amended and adopted on an emergency basis in August 1998. In January 1999, the ACC delayed the implementation of the rules pending additional proceedings to resolve a number of important issues.

     The rules, as adopted, assumed a competition start date of January 1, 1999. We cannot predict the actual date that competition will begin in Arizona, or the final form of the rules. The key provisions of the rules, as amended, include the following:

     -- Each Affected Utility shall make available at least 20% of its 1995 system retail peak demand for competitive generation supply on a first-come, first-served basis, as follows:
         -- All Affected Utility customers with non-coincident peak demand load of 1 MW or greater will be eligible for competitive electric services when competition starts.
         -- Groups of Affected Utility customers with individual non-coincident peak load demands of 40 kW or greater aggregated into a combined load of 1 MW or greater will also be eligible for competitive service when competition starts.
         -- Each Affected Utility shall also offer a residential phase-in program when competition starts. A minimum of 1 1/4% of residential customers per quarter, calculated beginning January 1, 1999, will be eligible to participate. All retail customers shall be entitled to obtain competitive electric services no later than January 1, 2001.

         TEP currently serves about 80 customers who qualify under the 1 MW or greater category described above, representing 351 MW of load. Of this load, 60% is under contract through 2001.

     -- Each Affected Utility shall make available to all customers in its service territory Standard Offer bundled generation, transmission, ancillary, distribution and other necessary services at regulated rates. After January 1, 2001, Standard Offer service shall be provided by the Affected Utilities, which will be known as Utility Distribution Companies (UDCs), who shall also act as energy providers of last resort.
     -- Each Affected Utility shall file a report detailing possible mechanisms to provide benefits, such as rate reductions of 3% - 5%, to all Standard Offer customers. TEP met this requirement in August 1998 when it reached a Rate Settlement Agreement with the ACC. See Rates and Regulation, Rate Settlement Agreement.
     -- The Affected Utilities shall provide non-discriminatory open access to transmission and distribution facilities to serve all customers. The ACC supports the development of an Independent System Operator (ISO) or, absent an ISO, an Independent Scheduling Administrator (ISA).
     -- All competitive generation assets and services shall be separated from an Affected Utility prior to January 1, 2001. Such separation shall either be to an unaffiliated party or to a separate corporate affiliate or affiliates. If an Affected Utility chooses to transfer its competitive generation assets or competitive services to a competitive electric affiliate, such transfer shall be at a value determined by the ACC to be fair and reasonable.
     -- The ACC shall allow the Affected Utilities a reasonable opportunity for recovery of unmitigated stranded costs. See
         ACC Orders on Stranded Cost Recovery below for a discussion of a subsequent ACC order and TEP's filing on this topic.

     On February 5, 1999, the ACC Hearing Officer issued a Proposed Opinion and Order recommending changes to the Rules. These recommendations include:

     -- The date to open an Affected Utility's service territory to competition would be set upon the resolution its of Stranded Costs and Unbundled Tariffs by final ACC order.
     -- If an Affected Utility's service territory is open prior to January 1, 2001, the existing phase-in schedule is retained, calling for 20 percent of the market to initially have access to competitive generation supply. As part of the 20 percent, each Affected Utility is to reserve an increasing percentage for residential customers according to a set schedule.
     -- Competitive Energy Service Provider affiliates of Affected Utilities may not enter another Affected Utility's service territory until its own territory is open to competition.
     -- The requirement for energy generated from solar sources was eliminated, citing it as prohibitively expensive and potentially hindering competition in Arizona.
     -- Affected Utilities will have an opportunity to amend their tariffs for unbundled noncompetitive services with the ACC.

     TEP filed exceptions to the Proposed Order on February 17, 1999.
No meeting date has yet been set to consider this Proposed Order. If the Proposed Order amending the Rules is adopted, it will be forwarded to the Secretary of State to start the amendment process. The Arizona Administrative Procedures Act requires that the Rules be filed with the Secretary of State before they can be amended. We anticipate that the stay of the Rules would probably remain in effect until amendments are adopted.

     Appeal of ACC Order

     In February 1997, TEP filed in the Arizona Superior Court an appeal of the ACC order adopting the rules. TEP filed a motion for summary judgment, claiming, among other things that the Competition Rules: (a) violated the Regulatory Compact between TEP and the State of Arizona; (b) confiscated TEP's property; and (c) violated due process. The Court did not grant summary judgment but ruled that the ACC must hold hearings before it can modify TEP's Certificate of Convenience and Necessity (CC&N). No trial date has been set in the case and no final order has been issued. We are unable to predict the outcome of the appeal.

  ACC ORDERS ON STRANDED COST RECOVERY

     June 1998 Order

     On June 22, 1998, the ACC adopted an order outlining its policy for stranded cost recovery by Arizona utilities in a competitive energy market. The order required Affected Utilities to choose from one of two methods for stranded cost recovery by August 21, 1998. Stranded costs represent costs recoverable by a utility in a regulated market that would not likely be recovered through the prices charged for electricity and other services in a competitive market. The two options were:

     (1)  Divestiture/Auction Methodology
      -- This method would require the sale of all electric generation assets through auction by January 1, 2001.
      -- Stranded costs would be calculated as the difference between book value of generation assets (including related regulatory assets) and the proceeds of the sale.
      -- 100% of stranded costs, including a return on the unamortized balance, would be recovered over a ten-year period.
      -- The ACC would work with the Affected Utility to provide sufficient assurances in order to avoid triggering write-offs related to the application of FAS 71.
      -- All customers of Affected Utilities would pay for the stranded costs.

     (2)  Transition Revenues Methodology
      -- The ACC would determine the revenues necessary to maintain financial integrity (such as avoiding default under currently existing financial instruments).
      -- Affected Utilities would recover the determined amount of stranded costs for a period of ten years.

     The order encouraged, but did not require, full divestiture of generating assets through an auction to unaffiliated third parties. The order stated that only those Affected Utilities choosing divestiture through the Divestiture/Auction Methodology would have the opportunity to recover 100% of unmitigated stranded costs. The order also specified that some form of rate cap would be in place for customers on Standard Offer electric service during the transition period.

     TEP's Stranded Cost Recovery Plan

     Pursuant to the June 1998 Order, TEP filed a proposed plan for divestiture of generating assets and stranded cost recovery with the ACC on August 21, 1998. For a description of TEP's generation properties, see TEP Generating Resources. The net book value of TEP's generating plant assets (including assets held under capitalized leases) was approximately $1.3 billion at December 31, 1998. TEP estimated its stranded costs may range from $600 million to $1.1 billion. TEP proposed to recover stranded costs and a return on any unamortized balance over a ten-year period ending December 31, 2008.

     Some of TEP's generating assets are held under lease. These leases are terminable or assignable only under limited circumstances.
If TEP were to divest its generating assets, it would seek to negotiate the termination of such leases. TEP expects that substantial cash payments to lease participants would be required in connection with any such terminations. To divest both owned and leased assets, TEP also believes it would have to make cash payments to various creditors and other parties. In addition, TEP has financed a substantial portion of the generating assets through tax-exempt bonds. Some of these bonds may need to be redeemed as a result of a divestiture. See Item 7. Management's
Discussion and Analysis of Financial Condition and Operating Results, Investing and Financing Activities, Tax-Exempt Local Furnishing Bonds.

     TEP expects that cash payments required to divest leased assets and to redeem tax-exempt bonds would exceed the proceeds of the sale of owned assets. Under its plan, as filed, TEP requested approval to finance the cash requirements described above through a securitization of a competitive transition charge (CTC).

     ACC Staff Stranded Cost Recovery Agreement

     On November 4, 1998, TEP reached a settlement agreement with the ACC Staff related to TEP's plan to divest generation assets and for 100% recovery of stranded costs. In addition to supporting TEP's proposed plan, the agreement also supported an exchange of TEP's interests in the Navajo and Four Corners Generating Stations for certain high voltage transmission assets currently owned by APS. However, because the ACC did not approve the settlement agreement by November 25, 1998, the agreement is considered withdrawn by TEP and the ACC Staff.

     ACC Hearing Officer Proposed Order on Stranded Costs

     On February 5, 1999, the ACC Hearing Officer issued a Proposed Opinion and Order (Proposed Order) which, if adopted by the ACC, would modify the June 1998 order so that, among other things, divestiture is not required for 100% stranded cost recovery. The recommended order, which was revised on March 12, 1999, allows each Affected Utility to choose from the following options:

     (1) Net Revenues Lost Methodology -- Stranded costs would be determined by comparing generation revenues with competition versus revenues without competition. Stranded costs would be separated between regulatory and generation assets. Generation related stranded costs would be recovered over a five-year period as follows: (i) customers who continue to receive standard offer bundled service would pay 100% of their proportionate share of stranded costs, and (ii) customers electing to purchase energy from competitors would pay a CTC on a declining percentage basis, paying 100% of their proportionate share of stranded costs in year one, 80% in year two, and decreasing 20% each year. Pre-existing regulatory assets would be recovered 100% from all customers. Any return on unamortized regulatory assets would be reduced by 20% per year over five years following the initial five-year period.
     (2) Divestiture/Auction Methodology -- Stranded costs would be the difference between the market value from sale of non-essential generation assets and their book value. Each generation asset would include its portion of appropriate regulatory assets. The Affected Utility would be permitted to recover 100% of stranded costs over a ten-year period, with no return on the unamortized balance. All customers would be charged either through the standard offer rate or through a CTC.
     (3) Financial Integrity Methodology -- The Affected Utility would recover costs sufficient to maintain financial viability, that is, have revenues sufficient to meet minimum financial ratios (similar to the previous Transition Revenues Methodology). All customers would pay their share over a ten-year period either through the standard offer rate or through a CTC.
     (4) Settlement Methodology -- Some combination of Options 1, 2, and/or 3, submitted as a settlement option.
     (5) Alternative Methodology -- A combination approach, found by the ACC to be in the best interest of all stakeholders.

     Under the Proposed Order, Affected Utilities will have an opportunity to amend their previously filed stranded cost implementation plans. TEP filed exceptions to the Proposed Order on February 17, 1999. No meeting date has yet been set to consider this Proposed Order. If the Proposed Order is approved, thereby amending the June 1998 stranded cost order, TEP may amend its August 1998 stranded cost recovery proposal. TEP intends to continue to seek 100% recovery of its stranded costs.

  STATE AND FEDERAL LEGISLATION ON RETAIL COMPETITION

     In May 1998 the Arizona State Legislature approved and the Governor signed a bill regarding retail electric competition. The legislation requires the introduction of customer choice to 20% of each public power entity's retail load by December 31, 1998, with 100% customer choice by December 31, 2000. Although this legislation relates directly only to public power entities such as SRP, the bill encourages broader application of the legislation's principles by the ACC to the state's investor-owned utilities, including TEP, and to cooperatives.

     Additionally, federal legislators introduced several retail competition initiatives in Congress which, if passed, could modify or override the actions taken by the ACC or the Arizona Legislature. We are unable to predict when Congress will act or the ultimate impact of such federal legislative initiatives.


  WHOLESALE TRANSMISSION ACCESS

     In April 1996, the FERC issued two orders pertaining to wholesale transmission access. FERC Order No. 888 requires all public utilities that own, control, or operate interstate transmission facilities to offer transmission service to others under a single tariff. This tariff must incorporate certain minimum terms and conditions of transmission service established by the FERC and must also be used by public utilities for their own wholesale market transactions. Transmission and generation services for new wholesale service are to be unbundled and priced separately. FERC Order No. 889 requires transmission service providers to establish or participate in an Open Access Same-time Information System (OASIS) that provides information on the availability of transmission capacity to wholesale market participants. The order also establishes standards of conduct to prevent employees of a public utility engaged in marketing functions from obtaining preferential access to OASIS-related information or from engaging in discriminatory business practices.
TEP is in compliance with the requirements of FERC Orders 888 and 889.

     TEP, along with other transmission owners and users located in the southwestern United States, is investigating the feasibility of forming an ISO for the region. An ISO would be responsible for ensuring transmission reliability and nondiscriminatory access to the regional transmission grid. Over 50 participants have signed a Development Agreement. The formation of an ISO would be subject to approval by the FERC and state regulatory authorities in the region. The financial aspects of forming an ISO, including the potential effects on TEP's future results of operations, will be examined as part of the developmental work.

     The ACC Retail Electric Competition Rules require the formation and implementation of an Arizona Independent Scheduling Administrator Association (AISA). The purpose of the AISA is to:

     -- calculate available transmission capacity for Arizona transmission facilities that belong to the Affected
         Utilities or other participants;
     -- develop and operate an OASIS which covers all participants' transmission systems;
     -- implement and oversee the nondiscriminatory application of protocols to ensure statewide consistency for transmission access; and
     -- provide dispute resolution processes and receive all requests for reservation and scheduling of Arizona transmission facilities.

TEP, as an Affected Utility, participated in the creation of the AISA. This includes its incorporation as a not-for-profit entity, the filing at the FERC for approval of its proposed structure, rates and procedures, and drafting of its protocols for operation. At the AISA's request, FERC has not ruled upon the filing pending the outcome of the competition rules. TEP continues to participate, however, with the other Affected Utilities in developing the AISA's corporate structure and protocols in anticipation of the implementation of retail competition. See ACC Rules on Retail Electric Competition.

  OTHER RATE MATTERS

     See Regulated Electric Utility Operations, Customers and Item
7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Competition, Retail for a discussion of TEP's contracts and negotiations with certain of its mining customers.


FUEL SUPPLY
-----------

     TEP's principal fuel for electric generation is low-sulfur coal. Fuel cost information for the years 1998 -1994 is provided below:



             Cost Per Million BTU Consumed      Percentage of Total BTU Consumed
             -----------------------------      --------------------------------
            1998   1997   1996   1995   1994      1998  1997  1996  1995  1994
            ----   ----   ----   ----   ----      ----  ----  ----  ----  ----
Coal (A)   $1.65  $1.66  $1.76  $1.71  $1.75       97%   97%   98%   99%   98%
Gas         2.67   2.74   2.24   1.69   1.86        3     3     2     1     2
All Fuels   1.69   1.68   1.77   1.71   1.75      100%  100%  100%  100%  100%

------------------------------------------

(A)The average cost per ton of coal for each of the last five years (1998 - 1994) was $31.33, $31.33, $32.95, $32.11, and $33.12,
    respectively.


  COAL

     Information concerning TEP's coal contracts is detailed below:


                                        Year     Average  Cost Per Million
                                      Contract   Sulfur      BTU (A)            Coal Obtained
Station        Coal Supplier         Terminates  Content  1998   1997   1996    From (B)
-------        -------------         ----------  -------  ----   ----   ----    -------------
Four Corners   BHP Minerals Inter-      2005     0.8%    $1.03   $0.95  $1.34   Navajo Indian
               national, Inc.                                                   Tribe
San Juan       San Juan Coal Company    2017     0.8%    $1.80   $1.74  $1.77   Federal and State
                                                                                Agencies
Navajo         Peabody Western Coal     2011     0.6%    $1.21   $1.13  $1.18   Navajo and Hopi
               Company                                                          Indian Tribes
Springerville  Peabody Coalsales        2010     0.7%    $1.69   $1.77  $1.84   Lee Ranch Coal
(C)            Company                                                          Company
Irvington      The Pittsburg & Midway   2015     0.4%    $2.52   $1.99  $2.21   Navajo Indian Tribe
               Coal Mining Company                                              and Federal and
                                                                                State Agencies
-------------------------------

(A)Includes transportation and handling costs.
(B)Substantially all ofthe suppliers' leases extend atleast as long as coal is being mined in economic quantities.
(C)Coal handling facilities costs included in Springerville fuel costs above were $0.22 per million BTU in 1998, $0.23 per million BTU in 1997, and $0.25 per million BTU in 1996.



     TEP-Operated Generating Facilities

     TEP operates the Springerville and Irvington Generating Stations. The coal supplies for these plants are transported from northwestern New Mexico by railroad.

     In June 1997, TEP terminated its existing coal supply contract for the Springerville Generating Station for a $50 million fee and entered into a new contract with the same supplier. The new contract ends in 2010, with an option to extend the term for another ten years. See Notes 2 and 10 of Notes to Consolidated Financial Statements, Deferred Springerville Contract Termination Fee and Commitments and Contingencies, TEP Commitments Fuel Purchase. The coal supply contract termination date for the Irvington station is the earlier of 2015 or the remaining life of Unit 4.

     The Springerville and Irvington contracts have various adjustment clauses that will affect the future cost of coal delivered. We expect coal reserves to be sufficient to supply the estimated requirements of Springerville and Irvington for their presently estimated remaining lives.

     The Springerville and Irvington contracts combined require TEP to take 2.1 million tons of coal per year from 1999 to 2009. The coal supply contracts require TEP to pay a take-or-pay charge if minimum quantities of coal are not purchased. TEP's present fuel requirements are in excess of the take-or-pay minimums. However, TEP also purchases coal or natural gas in the spot market, or switches fuel burn from one generating station to another in order to reduce overall fuel costs, despite incurring take-or-pay minimum charges. In 1998 and 1996 TEP incurred take-or-pay charges of $3.5 million and $4.4 million, respectively. No take-or-pay charges occurred in 1997.

     Generating Facilities Operated by Others

     TEP also participates in jointly owned generating facilities where coal supplies are under long-term contracts entered into by the operating agents. Coal supplies are surface-mined in northern Arizona and northwestern New Mexico. The coal supply for the San Juan Station, a mine-mouth operation, is partially contracted through the year 2017. The coal contract for Four Corners terminates in 2005. The coal quantities under contract for the Navajo mine-mouth coal fired generating station are expected to be sufficient for the remaining life of the station.

  SPRINGERVILLE COAL HANDLING FACILITIES

     TEP is the lessee of the coal-handling facilities at Springerville under a capital lease, referred to as the Springerville Coal Handling Facilities Leases. This lease has a remaining initial lease term through 2015 with fair market value renewal and purchase options. At December 31, 1998, the capitalized lease asset related to the Springerville coal-handling facilities, net of accumulated amortization, was $170 million. Annual rental payments range from approximately $10 million to $28 million but average $21 million.

     TEP allocates portions of the costs of its Springerville Coal Handling Facilities Leases to deferred expense for future recovery through rates. See Note 2 of Notes to Consolidated Financial Statements, TEP's Regulatory Assets and Liabilities, for a description of the accounting for the Springerville Coal Handling Facilities Leases. Approximately half of the expenses of the coal handling facilities, including lease costs and other operating and maintenance expenses, are charged to fuel expense and amounted to $13 million, $13 million, and $15 million in 1998, 1997 and 1996, respectively.

  NATURAL GAS

     In 1998, TEP purchased a small amount of natural gas for power generation (approximately 3% of total TEP generation) on the spot market from various suppliers. In June 1998, TEP entered into a one-year agreement to purchase gas from Southwest Gas. During 1998, TEP received natural gas sufficient to meet all of its needs.


WATER SUPPLY
------------

     TEP believes there will be sufficient water to supply the requirements of existing and planned electric generating stations in which TEP has an interest for their estimated lives. A federal contract for water at San Juan expires in 2005, and Public Service Company of New Mexico is overseeing negotiations for extension of the contract.


ENVIRONMENTAL MATTERS
---------------------

     TEP is subject to environmental regulation by federal, state and local authorities. Air and water quality are under the most stringent regulations. Resource extraction, waste disposal operations and land use are also regulated. TEP spent $14 million in 1998 and $19 million in 1997 for construction costs to comply with environmental requirements. TEP estimates that it will spend $6.0 million in 1999 and $0.5 million in 2000 for environmental compliance. These amounts include TEP's estimated share of expenditures for improvements to shared facilities, as discussed below. TEP believes that all existing generating facilities are or will be in compliance with all existing or expected environmental regulations, except as described below.

     Clean Air

     Arizona and New Mexico have adopted emission regulations restricting the emissions from both existing and future coal, oil and gas-fired plants. These regulations are in some instances more stringent than those adopted by the EPA. The principal generating units of TEP are located relatively close to national parks, monuments, wilderness areas and Indian reservations. Since these areas have relatively high air quality, TEP could be subject to control standards of best available control technology and best available retrofit technology. Such standards relate to the "prevention of significant deterioration" of visibility and tall stack limitation rules.

     The 1990 Federal Clean Air Act Amendments (CAAA) require reductions of sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions in two phases, more complex facility permits and other requirements which are currently in effect. TEP is subject only to Phase II of the SO2 and NOx emission reductions which is effective January 1, 2000. All of TEP's generating facilities (except internal combustion turbines) are affected. TEP spent approximately $1 million in each of 1998, 1997 and 1996 and expects to spend approximately $1 million annually in 1999 and 2000 complying with these requirements.

     In 1993, TEP's generating units affected by Phase II were allocated SO2 Emission Allowances based on past operational history. Beginning in the year 2000, Phase II generating units must hold Emission Allowances equal to the level of emissions in the compliance year or pay penalties and offset excess emissions in future years. Due to the increase in energy output at Springerville, TEP may not have sufficient Emission Allowances to permit normal plant operation in compliance with the Phase
II SO2 regulations. TEP may have to purchase additional Emission Allowances. Based on current estimates, TEP believes that it will be able to acquire additional required allowances and that such purchases will not have a material effect on TEP.

     Title V of the CAAA requires that all of TEP's generating facilities obtain more complex air quality permits. All TEP facilities (including those jointly owned and operated by others) have applied for these permits and TEP does not anticipate any material problems in obtaining the required permits. TEP must pay an annual emission-based fee for each generating facility subject to a Title V permit. These emission-based fees are included in the CAAA compliance expenses discussed above.

     The CAAA also require multi-year studies of visibility impairment in specified areas and studies of hazardous air pollutants. The results of these studies will impact the development of future regulations of electric utility generating units. Since these activities involve the gathering of information not currently available, TEP cannot predict the outcome of these studies.

     TEP may incur additional costs to comply with recent and future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities. Compliance with these changes may result in a reduction in operating efficiency. TEP may need variances from certain environmental standards and operating permit conditions until required equipment and processes for control, handling and disposal of emissions are operational and reliable. Failure to comply with any EPA or state compliance requirements may result in substantial penalties or fines.

     Jointly-Owned Facilities -- SO2 Emission Capital Improvements

     -- Navajo -- In 1991, the EPA adopted a rule to reduce SO2 emissions at Navajo by 90% to improve visibility at Grand Canyon National Park. TEP's share of the required capital expenditures remaining as of December 31, 1998 is approximately $4.5 million.
     -- San Juan -- To improve the efficiency of SO2 removal at San Juan, the existing system is being replaced. TEP's estimated share of the remaining costs as of December 31, 1998 is approximately $2 million.


 UNREGULATED ENERGY BUSINESSES
------------------------------

     Our unregulated energy businesses are organized under Millennium Energy Holdings, Inc. (Millennium), a wholly-owned subsidiary of UniSource Energy. Millennium owns 100% of the common stock of four subsidiaries (described below).

     In addition to the activities currently underway or planned for each of these subsidiaries, we continue to evaluate potential investment opportunities in other energy-related markets. According to the ACC Holding Company Order, the capitalization (debt and equity) of the subsidiaries which are the sister companies to TEP may not exceed 30% of TEP's capitalization unless otherwise approved by the ACC. Millennium's total capitalization as of December 31, 1998 was $77 million or approximately 3% of TEP's total capitalization.

     Our investments in the unregulated energy businesses owned by Millennium comprise approximately 3% of the consolidated assets of UniSource Energy. Millennium recorded a net loss of $8.1 million for the year ended December 31,1998 related to these investments. These results are included in the Other Income (Deductions) section on UniSource Energy's income statement. We discuss the reasons for this loss in Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Results of Unregulated Energy Businesses.

     Nations Energy

     Nations Energy Corporation was established in 1995 to develop and invest in independent power projects worldwide. Nations Energy is involved in the following projects:

     -- In 1996, Nations Energy became actively involved in the development of a power project in the Czech Republic. In the third quarter of 1998, Nations Energy paid $8.1 million for a minority interest in this project, which consists of the upgrade and expansion of an existing cogeneration facility located in the city of Kladno. This project is scheduled for completion in late-1999. As of December 31, 1998, Nations Energy's total investment in this project was $15.8 million.
     -- In the third quarter 1998, Nations Energy purchased a minority interest in Corporation Panamena de Energia, S.A. (COPESA) for $7.5 million. COPESA is an independent power producer which owns and operates a 43 MW power plant near Panama City. The energy is sold under an agreement with an unrelated party.

In addition to these projects, Nations Energy is actively involved in the development of other investment opportunities in both domestic and foreign energy markets.

     In September 1995, Nations Energy and Trigen Energy Corporation formed a limited partnership called Trigen-Nations Energy, which purchased the 40MW Coors Brewing Company power plant in Golden,Colorado. Nations Energy had a 49% interest in that partnership. In the third quarter of 1998, Nations Energy sold a 48% interest in that partnership to Trigen Energy Corporation, retaining a 1% interest. Nations Energy recorded a $5.8 million after-tax gain on the sale.

     As a result of damages from Hurricane Mitch, in the fourth quarter of 1998, Nations Energy wrote-off $1.6 million in capitalized development costs and prepaid consulting expenses related to a project in Honduras.

     MEH and NEV

     MEH Corporation holds a 50% interest in New Energy Ventures, Inc. MEH exercised its option to acquire its 50% ownership interest in NEV effective September 1, 1997. NEV was organized in 1995 for the purpose of acting as a buyer's agent in procuring electric energy, performing energy services, engaging in power marketing and trading and other energy related activities.

     NEV serves retail customers in California, New York and Pennsylvania. As of December 31, 1998, NEV had contracts to purchase energy for and sell energy to customers with a combined electrical demand of more than 2,000 MW. Until time-of-use meters are installed for all of those customers by the local utilities providing distribution services, NEV is actually serving about 400 MW of load. NEV also participates in East and West Coast wholesale energy markets. NEV obtains its energy supply through purchase power contracts and spot market purchases. See
Note 5 of Notes to Consolidated Financial Statements, Unregulated Energy Businesses, for additional information on NEV's operations.

     NEV Technologies, a subsidiary of NEV, and its two joint ventures hold exclusive distribution rights for the AlliedSignal TurboGenerator TM in the western United States and certain international markets. The TurboGenerator TM is a microturbine (for applications requiring 40 kW-500 kW) which can be used for distributed generation, off-grid power generation, portable power, and cogeneration, and provides NEV with additional capabilities to provide energy options to its customer base. In October 1998, Edison International made a $10 million minority equity investment in NEV Technologies. NEV Technologies' two international joint ventures are 50% owned by Dames & Moore Ventures.

     New Energy Ventures Southwest, L.L.C. (NEV Southwest) was formed in October 1998 and has offices in Tucson and Phoenix. NEV Southwest was originally a wholly-owned subsidiary of MEH, and became a wholly-owned subsidiary of NEV in February 1999. NEV Southwest will be responsible for developing new customer service opportunities, including energy supply and trading, in Arizona, Nevada, Utah, Colorado, and New Mexico, as these states open their markets to retail electric competition.

     AET and Global Solar

     Advanced Energy Technologies, Inc. was established in May 1996.
This wholly-owned subsidiary of Millennium develops renewable energy and distributed generation technologies. In 1996 AET acquired a 50% ownership interest in Global Solar Energy, L.L.C., an Arizona corporation which develops and manufactures flexible thin-film photovoltaic cells. Commercial production of photovoltaic cells is scheduled to begin in 1999. We expect Global Solar's manufacturing facility to produce up to 1 MW or 170,000 square feet of the product in the first twelve months of commercial production.

     SES

     Southwest Energy Solutions, Inc., a wholly owned subsidiary of Millennium, was established in January 1997. SES provides energy support services to retail electric consumers including lighting equipment, service restoration, and design, engineering and construction services.


EMPLOYEES
---------

     As of December 31, 1998, TEP had 1,174 employees and wholly-owned subsidiaries of Millennium had 33 employees. The International Brotherhood of Electrical Workers (IBEW) 1116 represents about 60% of TEP's employees. The collective bargaining agreement between the local union and TEP terminated on November 30, 1998. The collective bargaining agreement has been extended to November 30, 1999 for Springerville Generating Station employees in exchange for a 2.5% wage increase. Labor and management reached a tentative agreement on a new four-year labor contract for Tucson employees in the first quarter of 1999.




TEP's UTILITY OPERATING STATISTICS
                                                             For Years Ended December 31,
                                               1998        1997         1996       1995       1994
------------------------------------------------------------------------------------------------------
Generation and Purchased  Power-kWh (000)
  Remote Generation (Coal)                  10,002,250   9,694,152   9,784,918   8,716,513   9,341,342
  Local Generation (Oil, Gas & Coal)           720,515     806,819     723,232     500,958     825,385
  Purchased Power                            2,227,773   1,222,970     925,394     692,769     501,269
------------------------------------------------------------------------------------------------------
    Total Generation and Purchased Power    12,950,538  11,723,941  11,433,544   9,910,240  10,667,996
  Less Losses and Company Use                  810,117     824,072     776,436     661,901     639,278
------------------------------------------------------------------------------------------------------
    Total Energy Sold                       12,140,421  10,899,869  10,657,108   9,248,339  10,028,718
======================================================================================================

Sales-kWh (000)
  Residential                                2,662,598   2,608,515   2,516,282   2,330,191   2,374,868
  Commercial                                 1,355,319   1,316,360   1,306,826   1,280,752   1,281,050
  Industrial                                 2,139,464   2,115,332   2,080,763   1,979,317   1,948,331
  Mining                                     1,230,259   1,193,094   1,164,140   1,147,281   1,135,424
  Public Authorities                           242,845     237,113     228,800     204,746     183,525
------------------------------------------------------------------------------------------------------
    Total - Retail Customers                 7,630,485   7,470,414   7,296,811   6,942,287   6,923,198
  Sales for Resale                           4,509,936   3,429,455   3,360,297   2,306,052   3,105,520
------------------------------------------------------------------------------------------------------
    Total Sales                             12,140,421  10,899,869  10,657,108   9,248,339  10,028,718
======================================================================================================

Operating Revenues (000)
  Residential                                 $248,821    $246,251    $237,569    $218,208    $220,341
  Commercial                                   146,269     146,377     143,623     138,294     137,508
  Industrial                                   157,735     158,266     154,547     146,409     144,677
  Mining                                        51,965      53,231      56,240      54,948      53,821
  Public Authorities                            17,950      17,531      16,949      14,952      13,435
  Other                                          2,981       2,565       2,636       2,114       1,651
------------------------------------------------------------------------------------------------------
    Total - Retail Customers                   625,721     624,221     611,564     574,925     571,433
  Amortization of MSR Option Gain
    Regulatory Liability                             -       8,105      20,053      20,053      20,053
  Sales for Resale                             143,269      97,567      84,256      75,591      99,987
------------------------------------------------------------------------------------------------------
    Total Operating Revenues                  $768,990    $729,893    $715,873    $670,569    $691,473
======================================================================================================

Customers (End of Period)
  Residential                                  295,469     287,857     282,060     273,976     266,060
  Commercial                                    28,648      28,309      28,199      27,858      27,360
  Industrial                                       684         664         626         620         588
  Mining                                             4           4           4           4           4
  Public Authorities                                61          61          61          59          59
------------------------------------------------------------------------------------------------------
    Total Retail Customers                     324,866     316,895     310,950     302,517     294,071
======================================================================================================

Average Revenue per kWh Sold (cents)
  Residential                                      9.3         9.4         9.4         9.4         9.3
  Commercial                                      10.8        11.1        11.0        10.8        10.7
  Industrial and Mining                            6.2         6.4         6.5         6.4         6.4
    Average Retail Revenue per kWh Sold            8.2         8.4         8.4         8.3         8.3

Average Revenue per Residential Customer          $855        $865        $854        $809        $841
Average kWh Sales per Residential Customer       9,144       9,159       9,050       8,641       9,066


ITEM 2. PROPERTIES
-------------------------------------------------------------------------

     TEP's transmission facilities, located in Arizona and New Mexico, transmit electricity from TEP's remote electric generating stations at Four Corners, Navajo, San Juan and Springerville to the Tucson area for use by TEP's retail customers (see Item 1, Business, Generating and Other Resources for the location of TEP's plants). The transmission system is directly interconnected with systems operated by the following utilities:


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

     TEP has arrangements with approximately 180 companies, including the five listed above, to interchange generation capacity and transmission of energy.

     As of December 31, 1998, TEP owned, or participated in, an overhead electric transmission and distribution system consisting of:

          --  511 circuit-miles of 500 kV lines;
          --  1,122 circuit-miles of 345 kV lines;
          --  350 circuit-miles of 138 kV lines;
          -- 440 circuit-miles of 46 kV lines; and -- 9,643 circuit-miles of lower voltage primary lines.

The underground transmission and distribution system was comprised of 5,071 cable-miles. TEP owns approximately 76% of the poles on which the lower voltage lines are located. Electric substation capacity consisted of 173 substations with a total installed transformer capacity of 5,329,605 kVA.

     The electric generating stations (except as noted below), TEP's general office building, operating headquarters and warehouse and service center are located on land owned by TEP. The electric distribution and transmission facilities owned by TEP are located:

          --  on property owned by TEP;
          -- under or over streets, alleys, highways and other public places, the public domain and national forests and state lands under franchises, easements or other rights which are generally subject to termination;
          -- under or over private property as a result of easements obtained primarily from the record holder of title; and
          -- over Indian reservations under grant of easement by the Secretary of Interior or lease by Indian tribes.

It is possible that some of the easements, and the property over which the easements were granted, may have title defects or may be subject to mortgages or liens existing at the time the easements were acquired.

     Springerville is located on land parcels held by TEP under a long-term surface ownership agreement with the State of Arizona.

     Four Corners and Navajo are located on properties held under easements from the United States and under leases from the Navajo Indian Tribe. TEP, individually and in conjunction with PNM in connection with San Juan, has acquired easements and leases for transmission lines and a water diversion facility located on the Navajo Indian Reservation. TEP has also acquired easements for transmission facilities, related to San Juan and Navajo, across the Zuni, Navajo and Tohono O'odham Indian Reservations.

     TEP's rights under these various easements and leases may be subject to defects such as:

      -- possible conflicting grants or encumbrances due to the absence of or inadequacies in the recording laws or record systems of the Bureau of Indian Affairs and the Indian tribes;
      -- possible inability of TEP to legally enforce its rights against adverse claimants and the Indian tribes without Congressional consent; and
      -- failure or inability of the Indian tribes to protect TEP's interests in the easements and leases from disruption by the U.S Congress, Secretary of the Interior, or other adverse claimants.

However, these possible defects have not and are not expected to materially interfere with TEP's interest in and operation of its facilities.

     TEP, under separate sale and leaseback arrangements, leases the following facilities (which do not include land):

      --  coal handling facilities at Springerville;
      --  a 50% undivided interest in the Springerville Common
          Facilities;
      -- Springerville Unit 1 and the remaining 50% undivided interest in Springerville Common Facilities; and
      --  Irvington Unit 4 and related common facilities.

See Note 7 of Notes to Consolidated Financial Statements, TEP's
Long-Term Debt and Capital Lease Obligations for additional information on TEP's capital lease obligations.

     Substantially all of the utility assets owned by TEP are subject to the lien of the General First Mortgage and the General Second Mortgage. Springerville Unit 2, which is owned by San Carlos, is not subject to those liens.



ITEM 3. LEGAL PROCEEDINGS
-----------------------------------------------------------------------

 TAX ASSESSMENTS
 ---------------

     See Contingencies in Note 10 of Notes to Consolidated Financial
Statements.

 LITIGATION RELATED TO ACC ORDERS AND RETAIL COMPETITION
 --------------------------------------------------------

     See Rates and Regulatory Matters.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------------

     Not Applicable.




                               PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-----------------------------------------------------------------------
        MATTERS
        -------

     On January 1, 1998, TEP and UniSource Energy completed a transaction by which all outstanding shares of TEP common stock were exchanged, on a share-for-share basis, for shares of UniSource Energy common stock. As a result of this exchange, TEP became a wholly-owned subsidiary of UniSource Energy. As such, TEP's common stock is no longer publicly traded.

     UniSource Energy
     ----------------

     The common stock of UniSource Energy is listed on the New York and Pacific Stock Exchanges, and began trading under the symbol of UNS on January 2, 1998. The closing price of the common stock on March 8, 1999 was $11.875, with 25,219 shareholders of record. The table below lists the high and low sale prices of UniSource Energy's common stock on the consolidated tape as reported by Dow Jones. No dividends were paid on UniSource Energy common stock during these periods.


                                              Market Price per
                    Quarter                 Share of Common Stock
                    -------                 ---------------------
                                               High        Low
                                               ----        ---
                    1998
                    ----
                    First                   $18.69        $16.56
                    Second                   18.94         15.31
                    Third                    16.06         12.25
                    Fourth                   17.50         12.50


     TEP
     ---

     Prior to the share exchange described above, the common stock of TEP was traded on the New York and Pacific Stock Exchanges. The table below lists the high and low sale prices of TEP's common stock for 1997 on the consolidated tape as reported by Dow Jones. No dividends were paid on TEP common stock during 1997.




                                             Market Price per
                    Quarter                Share of Common Stock
                    -------                ---------------------
                                           High            Low
                                           ----            ---
                    1997
                    ---
                    First                  $16.75        $14.00
                    Second                 15.38          13.88
                    Third                  18.25          14.38
                    Fourth                 18.19          16.19




     TEP declared and paid a cash dividend of $30 million to its sole shareholder, UniSource Energy, in the fourth quarter of 1998.

     See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Dividends on Common Stock.

ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA
-------------------------------------------------------------------------


                                    UniSource
                                     Energy        TEP               UniSource Energy and TEP
                                      --------------------------------------------------------------------
                                       1998        1998        1997        1996       1995        1994
                                       ----        ----        ----        ----       ----        ----
                                               (In thousands - except per share data and ratios)
Summary of Operations
----------------------------------------------------------------------------------------------------------
Operating Revenues                   $768,676    $768,990    $729,893    $715,873    $670,569    $691,473
Income Tax Benefit Recognition
 Related to Prior Period NOLs -
 Part of Income Taxes                      -           -      $43,443     $88,638     $23,282           -
Net Income (Loss) of Unregulated
 Energy Businesses                    $(8,109)          -     $(5,344)    $(2,284)    $(1,327)          -
Net Income (Loss)                     $28,032     $41,676     $83,572    $120,852     $54,905      $20,740

Basic Earnings per Share                $0.87         N/M       $2.60       $3.76       $1.71        $0.65
Diluted Earnings per Share              $0.87         N/M       $2.59       $3.75       $1.70        $0.64

Shares of Common Stock Outstanding
 Average                               32,178         N/M      32,138      32,136      32,138       32,145
 End of Year                           32,258         N/M      32,139      32,139      32,138       32,145

Book Value per Share                    $7.65         N/M       $6.75       $4.15       $0.39       $(1.31)
-----------------------------------------------------------------------------------------------------------

Financial Position
-----------------------------------------------------------------------------------------------------------
Total Utility Plant - Net          $1,915,590  $1,915,590  $1,935,513  $1,953,904  $1,978,126   $2,007,422
Investments and Other Property        110,318      62,978      79,471      69,289      52,116       12,992
Total Assets                        2,634,180   2,628,583   2,634,409   2,568,541   2,563,461    2,730,229

Long-Term Debt                      1,184,423   1,184,423   1,215,120   1,223,025   1,207,460    1,381,935
Capital Lease Obligations             889,543     889,543     890,257     895,867     897,958      922,735
Common Stock Equity (Deficit)         246,646     229,861     216,878     133,288      12,488      (42,233)
                                   ------------------------------------------------------------------------
Total Capitalization               $2,320,612  $2,303,827  $2,322,255  $2,252,180  $2,117,906    2,262,437
-----------------------------------------------------------------------------------------------------------

Net Cash Flows from Operations (A)   $162,745    $181,858    $126,283    $152,932    $119,390     $143,616
Capital Expenditures (B)               81,148      81,011      72,475      68,272      59,097       62,599
                                    -----------------------------------------------------------------------
Free Cash Flow (A-B)                 $ 81,597    $100,847    $ 53,808    $ 84,660    $ 60,293     $ 81,017
-----------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges        N/R        1.35        1.39        1.25        1.21         1.10


N/M - Not Meaningful
N/R - Not Required
Note: See Item 7, Management's Discussion and Analysis of Financial
      Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

     Management's Discussion and Analysis explains the general financial condition and the results of operations for UniSource Energy and its two primary business segments - the regulated electric utility business of TEP and the unregulated energy businesses of Millennium, and includes the following:

     -- operating results during 1998 compared with 1997 and 1997 compared with 1996,
     -- the outlook for dividends on common stock, -- changes in liquidity and capital resources during 1998, and -- expectations of identifiable material trends which may affect our business in the future.

     TEP is the principal operating subsidiary of UniSource Energy and accounts for substantially all of its assets, revenues and net income. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis, although losses from energy-related ventures of Millennium and certain of its subsidiaries and interests have reduced the earnings reported by UniSource Energy for the years ended December 31, 1998, 1997 and 1996.

OVERVIEW
--------

     UniSource Energy recorded net income of $28.0 million in 1998, compared with $83.6 million in 1997 and $120.9 million in 1996. Income tax benefits related to prior period net operating losses were zero in 1998, $43.4 million in 1997 and $88.6 million in 1996, accounting for the majority of the fluctuation in reported net income for the last three years. See Income Tax Benefits below. Common stock equity was $246.6 million at year-end, compared with $216.9 million as of December 31, 1997.

     In addition to the reduction in income tax benefits described above, the major reasons for the variance between the results for 1998 and the results for 1997 were:

     -- $10.7 million in higher interest costs in 1998 as a result of refinancing debt on a fixed rate basis from a variable rate basis,
     -- $10.2 million in pre-tax other income from a reversal of loss provision in 1997,
     -- $8.1 million of non-cash regulatory revenues recorded in 1997,
     -- a $4.4 million reduction in retail revenues in 1998 related to a change in the method of estimating unbilled revenues,
     -- a 1.1% retail rate decrease effective July 1, 1998, and -- net losses from our unregulated energy businesses of $8.1 million in 1998 compared with $5.3 million in 1997.

     Our financial prospects are subject to significant regulatory, economic, and other uncertainties. Regulatory uncertainties include the impact of the introduction of retail competition in Arizona and the resolution of the Stranded Cost Recovery Plan filed by TEP with the ACC in the third quarter of 1998. Until the uncertainties surrounding the introduction of retail competition in Arizona are resolved, predicting the level of TEP's future energy sales and the composition of its future revenues is difficult. See Competition, Retail below. In a deregulated environment, revenues from sales of energy may become less certain although revenues from transmission and distribution services, which we expect to remain regulated, would likely continue to grow. Even in a deregulated environment, TEP expects to continue to benefit from the anticipated population and economic growth in the Tucson area through increased revenues from its regulated services. Other uncertainties include the extent to which, in response to industry changes or unanticipated economic downturns, TEP can alter operations and reduce costs, which may be limited due to high financial and operating leverage. Our future success will depend, in part, on our ability to contain and/or reduce the costs of serving retail customers and the level of sales to such customers.

     We are addressing the uncertainties discussed above by positioning our subsidiaries to benefit from the changing regulatory environment. We have aligned our corporate structure to better meet the needs of the emerging energy markets. In November 1998, TEP organized its regulated business activities into three separate business units: generation, transmission and distribution, and in January 1999, formed a business unit which provides administrative services to the utility business units. We are improving cost measurement and management techniques at TEP. We have also extended contracts, where appropriate, for large wholesale and retail customers, and are developing new affiliates to provide energy services to markets beyond TEP's retail service territory. See Competition, Retail; Unregulated Energy Businesses; and Results of Operations below.

     Our financial prospects are also subject to uncertainties relating to the start-up and developmental activities of our unregulated energy business segment. Although our investments in unregulated energy-related affiliates comprise approximately 3% of total assets, start-up costs and other subsidiary developmental activities have contributed to losses from certain of these activities in 1998 and 1997. These losses have reduced the earnings reported by UniSource Energy on a consolidated basis for the years ended 1998 and 1997.

      Our consolidated capital structure remains highly leveraged.
Since April 1997, however, we have made significant progress in our financial strategy to reduce refinancing risk by extending maturities of long-term debt and letters of credit and by reducing exposure to variable interest rates by refinancing with fixed interest rate securities. TEP refinanced variable rate debt obligations into fixed rate obligations and entered into a new bank Credit Agreement. In the third quarter of 1998, TEP refinanced all of the First Mortgage Bonds that contained provisions prohibiting the payment of dividends, with bonds containing more flexible financial covenants which allow TEP to pay dividends. In December 1998, TEP paid a $30 million dividend to its sole shareholder, UniSource Energy. This was the first dividend paid by TEP since 1989. See Investing and Financing Activities, Bond Issuance and Redemption, and Dividends on Common Stock, below.

     Our businesses require a great deal of capital. TEP's capital requirements include construction expenditures, scheduled debt maturities and capital lease obligations. During the next twelve months, TEP expects to be able to fund operating activities and construction expenditures with internal cash flows, existing cash balances, and, if necessary, borrowings under the Revolving Credit Facility. Some of our unregulated energy businesses also require significant amounts of capital in the form of investments, loans or guarantees. Our ability to invest additional amounts of capital in our unregulated businesses will depend on dividends from TEP and possible sales of equity securities. If necessary, we may seek investments by unaffiliated parties to meet the ongoing capital requirements of some of these businesses. See Liquidity and Capital Resources, Investing and Financing Activities, below.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

  COMPETITION
  -----------

     RETAIL

     Under current law, TEP does not compete with other companies for electric service in TEP's retail service territory. However, TEP competes against gas service suppliers and others who provide energy services. TEP actively markets energy and customized energy-related services. We have not lost any customers to self-generation partly because of these efforts. For example, in recent years, TEP executed new contracts with two principal customers that provide approximately 8% of TEP's total annual retail revenues. Both customers are in the copper mining business. The new contracts include price reductions, term extensions, and a provision for interruptible service. These contracts expire in March 2001 and January 2003. These mining customers cannot terminate the contracts early without at least one and up to two years prior notice. We have not received any such notices.

     The electric utility industry is undergoing significant regulatory change designed to encourage competition in the sale of electric services. In this section, we discuss the current status of regulatory actions of the ACC regarding the introduction of retail electric competition in Arizona. We also outline TEP's responses to these actions. There is considerable uncertainty regarding the timing and the outcome of these matters. As a result, we cannot predict the impact of retail competition on TEP's future operating results or financial condition.

     The future success of NEV is also dependent on the nature of competitive retail energy markets throughout the United States. Deregulation of the electricity industry is occurring on a state by state basis. The ultimate size of each market, the timing of its opening to competition, and the rules for participation by energy service providers vary from state to state. To date, California is the only state that has adopted statewide direct access competition, while other states, such as New York and Pennsylvania, have begun to phase-in direct access competition beginning in 1998. During 1998, NEV continued to increase its sales to retail customers in California and entered the New York and Pennsylvania markets through their pilot programs. NEV opened offices in Illinois and Texas in 1998, and will continue to pursue opportunities in states which open their markets to competition.

     Retail Electric Competition Rules

     In December 1996, the ACC adopted retail electric competition rules (Rules) that provided a framework for the phase-in of retail electric competition in Arizona beginning in January 1999. The Rules were amended and adopted on an emergency basis in August 1998. The Rules, as originally adopted, assumed a competition start date of January 1, 1999. However, in January 1999, the ACC delayed the implementation of the Rules pending additional proceedings to resolve a number of important issues. See
Item 1. Business, Rates and Regulation, ACC Rules on Retail Competition, for a description of the key provisions of the rules as drafted.

     The ACC identified the following issues, among others, which the ACC believed needed to be resolved before the Rules can go into effect:

     -- establishing a competitive market structure between other jurisdictions and the Affected Utilities;
     -- determination of the methodologies for quantification and recovery of stranded costs;
     -- approval of unbundled tariffs, which provide separate rates for generation, transmission, distribution, metering, meter reading, billing and collection, and ancillary services;
     -- questions of federal and state jurisdiction on transmission issues critical to system reliability; and
     --  pricing and cost recovery for must run generation.

     On February 5, 1999, the ACC Hearing Officer issued a Proposed Opinion and Order recommending changes to the Rules. These recommendations include:

     -- The date to open an Affected Utility's service territory to competition would be set upon the resolution its of Stranded Costs and Unbundled Tariffs by final ACC order.
     -- If an Affected Utility's service territory is open prior to January 1, 2001, the existing phase-in schedule would be retained, calling for 20 percent of the market to initially have access to competitive generation supply. As part of the 20 percent, each Affected Utility would reserve an increasing percentage for residential customers according to a set schedule.
     -- Competitive Energy Service Provider affiliates of Affected Utilities may not enter another Affected Utility's service territory until its own territory is open to competition. For example, NEV Southwest may not sell energy to retail customers of other Affected Utilities until TEP's territory is open to competition.
     -- The requirement that a portion of energy sold competitively be generated from solar sources was eliminated, citing it as prohibitively expensive and potentially hindering competition in Arizona.
     -- Affected Utilities will have an opportunity to amend their tariffs for unbundled noncompetitive services with the ACC.

     TEP filed exceptions to the Proposed Order on February 17, 1999. No meeting date has yet been set to consider this Proposed Order. If the Proposed Order amending the Rules is adopted, it will be forwarded to the Secretary of State to start the amendment process. The Arizona Administrative Procedures Act requires that the Rules be filed with the Secretary of State before they can be amended. We anticipate that the stay of the Rules would probably remain in effect until amendments are adopted.

     We cannot predict the actual date that competition will begin in Arizona, or the final form of the Rules.

     Stranded Costs

     On June 22, 1998, the ACC adopted an order which outlined two options for stranded cost recovery: (i) Divestiture/Auction of all generation assets to determine the amount of stranded costs for 100 percent recovery, or (ii) a Transition Revenues Methodology, where the Affected Utility would retain generation assets in a separate affiliate with sufficient revenues necessary to maintain financial integrity, such as avoiding default under currently existing financial instruments for a period of ten years.

     On February 5, 1999, the ACC Hearing Officer issued a Proposed Opinion and Order (Proposed Order) which recommends modification of the June 1998 order so that divestiture is not required for 100% stranded cost recovery. The recommended order, which was revised on March 12, 1999, allows each Affected Utility to choose from the following options:

     (1)  Net Revenues Lost Methodology
     (2)  Divestiture/Auction Methodology
     (3)  Financial Integrity Methodology
     (4)  Settlement Methodology
     (5)  Alternative Methodology

See Item 1. Business, Rates and Regulation, ACC Orders on Stranded Cost Recovery, for a detailed description of the options.

     Under the Proposed Order, Affected Utilities will have an opportunity to amend their previously filed stranded cost implementation plans. TEP's original stranded cost recovery plan, filed on August 21, 1998, specified divestiture of generation assets as the preferred method for recovery given the then available options.

     TEP filed exceptions to the Proposed Order on February 17, 1999.
No meeting date has yet been set to consider the Proposed Order. If the Proposed Order is approved, thereby amending the June 1998 stranded cost order, TEP may amend its August 1998 stranded cost recovery proposal. TEP intends to continue to seek 100% recovery of its stranded costs


  WHOLESALE

     TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. FERC generally does not permit TEP's prices for wholesale sales of capacity and energy to exceed rates determined on a cost of service basis. However, in the fall of 1997, FERC granted TEP a tariff to sell at market-based rates. In the current market, wholesale prices are typically substantially below TEP's total cost of service, but in all instances, we make wholesale sales at prices which exceed fuel and other variable costs.  We expect competition to sell capacity to remain vigorous. Prices may remain depressed for at least the next several years due to the surplus of capacity in the southwestern United
States.   Competition for the sale of capacity and energy is influenced by the following factors:

     -- availability of capacity in the southwestern United States, -- the availability and prices of natural gas, oil and coal, -- spot energy prices, and
     --  transmission access.

See also Item 1. Business, Regulated Electric Utility Operations
Sales for Resale.


ACCOUNTING FOR THE EFFECTS OF REGULATION
----------------------------------------

     The ACC regulates TEP's utility business. TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under generally accepted accounting principles. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not allow TEP to currently charge its customers to recover certain expenses but, instead, require that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP not show these expenses on its current income statements but defer these items and show them as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items as expenses to the income statement as those charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement.

     We have recorded regulatory assets and liabilities in our balance sheets in accordance with FAS 71. A regulated company must satisfy certain conditions to apply the accounting policies and practices of FAS 71. These conditions include:

     --  an independent regulator sets rates;
     -- the regulator sets the rates to cover specific costs of delivering service; and
     -- the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

      We periodically assess whether we continue to meet these conditions. If we were required to stop applying FAS 71 to all or a portion of TEP's regulated utility operations, we would write off the related balances of TEP's regulatory assets and liabilities as a charge in our income statement. In that event, our earnings would be reduced by the amount of regulatory assets, net of regulatory liabilities, after applicable deferred income taxes. Based on the balances of TEP's regulatory assets and liabilities at December 31, 1998, if we had ceased applying FAS 71 to all of TEP's regulated operations, we would have recorded an extraordinary loss of approximately $145 million, net of the related deferred income tax benefit of $96 million. However, we would not write-off the regulatory assets, net of regulatory liabilities, if we are authorized to recover these amounts through the remaining regulated portion of our business. Approximately 62% of TEP's net regulatory assets on the balance sheet relate to electric generation. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.

     If we stop applying FAS 71, we would need to evaluate the likelihood that we could recover the cost of TEP's electric plant in the marketplace. If undiscounted cash flows are less than the carrying value of plant assets that we continue to own, then we would need to write off as an expense a portion of plant assets to reflect their current market value. Plant assets to be disposed of would be written down to fair value if it is less than carrying value. We cannot predict if we would write off any plant assets as a result of these evaluations.

     In addition, if we stop applying FAS 71, we would change the way that we account for our capital leases. If we had not used FAS 71 in 1998, 1997 and 1996, our lease expense included on our income statements would have been higher by $21 million, $20 million, and $21 million, respectively. Also, if TEP had not applied FAS 71, no amortization or interest expense relating to the Springerville Unit 1 Allowance would have been recorded. See Notes 1 and 2 of Notes to Consolidated Financial Statements, Nature of Operations and Significant Accounting Policies, Springerville Unit 1 Allowance, and TEP's Regulatory Assets and Liabilities, Deferred Lease Expense.

     We expect that TEP will stop accounting for its generation operations using FAS 71 when the ACC approves a cost recovery plan specific to TEP which includes the amount of stranded costs that TEP can recover and a cost recovery method. See Competition, Retail for a discussion of the ACC order regarding stranded cost recovery. Until the ACC approves the amount and recovery method, we are unable to predict the amount of write-offs, if any, or other changes in asset and liability values, which would be recorded at that time.


MARKET RISKS
------------

     We are potentially exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, changes in foreign currency exchange rates, and changes in commodity prices may affect our future financial results. TEP currently uses derivative commodity instruments such as forward contracts to buy or sell energy for trading purposes, but does not use derivative financial instruments for either trading or speculative purposes. TEP continues to evaluate to what extent, if any, it may use derivative financial and commodity instruments in the normal course of its future business. NEV, which is accounted for as a 50% owned equity investment of Millennium, is also exposed to changes in the market price of electricity. As an equity investment, our exposure to NEV is restricted to the amount of our investment, advances and guarantees which are described in Note 5 of Notes to Consolidated
Financial Statements, Unregulated Energy Businesses.

     For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements below.

     Interest Rate Risk

     Exposure to interest rate changes relates to TEP's long-term debt obligations. At December 31, 1998, the fair value of TEP's long-term debt is estimated at $1.2 billion. We considered the principal amounts of variable rate debt outstanding to be reasonable estimates of their fair value. We calculated the present value of the cash flows of each fixed rate obligation based on rates consistent with market yields for bonds with similar characteristics with respect to: credit rating, time-to-maturity, and the tax status of the bond coupon for Federal income tax purposes. The fair value of TEP's long-term debt at December 31, 1998 exceeded the carrying value by $15 million. The change in the fair value of our long-term debt resulting from a hypothetical one-half percent change in interest rates is not a material exposure to TEP. However, TEP's long-term debt includes $329 million of variable rate debt, and any significant changes in interest rates could impact TEP's net income and cash flows. The average interest rates on TEP's variable rate debt for 1998 and 1997 were 3.51% and 3.70%, respectively. See Note 8 of Notes to Consolidated Financial Statements, Fair Value of TEP's Financial Instruments.

     Marketable Securities Risk

     Exposure to fluctuations in the return on marketable securities relates to TEP's investment in debt securities. At December 31, 1998, TEP had marketable debt securities with an estimated fair value of $22.1 million, which exceeded the carrying value by $4.3 million.

     Foreign Currency Exchange Risk

     Exposure to changes in foreign currency exchange rates may arise from transactions conducted by Nations Energy in foreign currencies. Nations Energy's investment in a power project in the Czech Republic is heavily leveraged. Approximately one third of the project's debt is denominated in US Dollars, one third in German Deutschmarks, and one third in Czech Corunas. The project bears the risk that the value of the debt in each currency changes with changes in the applicable exchange rates as well as the risk that the amount of interest due each period changes with changes in the applicable exchange rates. The impact on UniSource Energy's equity in earnings of the project in the income statement for October through December 1998, the period of Nations Energy's ownership, was not material to the consolidated financial statements for the year. However, as additional draws of debt are made, management expects the amount of exchange risk and resulting fluctuations in these earnings to increase in 1999. Earnings from the project could vary significantly from month to month due to recording the impact of this exchange rate risk.

     Commodity Price Risk

     Exposure to changes in commodity prices at TEP relates to changes in the market price of electricity, as well as changes in fuel costs incurred to generate electricity. TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. The participants in this market trade not only electricity and natural gas as commodities, but also derivative commodity instruments such as futures, forwards, swaps, options and other instruments. This market is largely unregulated and most transactions are conducted on an over-the-counter basis, there being no central clearing mechanism (except in the case of specific instruments traded on the commodity exchanges). Power marketers, whether or not affiliated with other entities, generally do not own production facilities and obtain orders from FERC permitting sales at market based rates.

     TEP enters into forward contracts to buy or sell energy at a specified price at a future date. These contracts are considered to be derivative commodity instruments. Generally, TEP commits to future sales based on expected excess generating capability. However, rather than producing additional power, TEP may enter into a forward purchase contract to satisfy the forward sales contract if the market prices are favorable. The forward sales contracts that are satisfied with forward purchase contracts do not require any physical delivery of energy by TEP.

     However, to take advantage of anticipated market opportunities, TEP is at various times in a net open position. A net open position means it has either committed to sell more electricity than it has purchase contracts to cover or it has committed to purchase more power than it needs for its selling commitments. To limit exposure to price risk, TEP has trading policies with limits as to total open positions. TEP continually reviews its trading policies and limits to respond to the constantly changing market conditions. TEP measures its market risk exposure by comparing its open positions to the estimated market value of the positions. The market prices used to determine fair value are estimated based on various factors including broker quotes, exchange, over the counter prices and time value. As of December 31, 1998, the fair value of these derivative commodity instruments and the potential near term gains or losses in future earnings, cash flows or fair values resulting from reasonably possible near term changes in market prices are not material to the results of operations, cash flows or financial position of TEP.

     TEP is exposed to credit risk in its energy trading activities related to potential nonperformance by counterparties under the terms of their contractual agreements. TEP manages the risk of counterparty default by performing financial credit reviews of its counterparties and through the use of standardized agreements which allow for the netting of positive and negative exposures associated with a single counterparty. In addition, TEP may require collateral to support trading positions from certain counterparties. TEP does not anticipate any nonperformance by any of its counterparties and had no reserves related to nonperformance at December 31, 1998. TEP did not experience any material counterparty default during the year ended December 31, 1998.

     TEP also purchases coal and small amounts of natural gas in the normal course of business for fuel for its generating plants. TEP acquires its coal under long-term coal supply contracts. Purchases of gas comprise only 3% of total generation. Changes in gas prices do not present a material risk to TEP. See Fuel Supply for additional information on TEP's coal contracts and gas purchases.


IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS AND APPLICATIONS
------------------------------------------------------------

     Our Year 2000 (Y2K) efforts began in 1996 and involve the inventory, assessment, remediation and testing of our operational and business systems. Our goal is to provide uninterrupted electric service and to process business transactions at year 2000 and beyond. We believe that all identified mission critical systems and applications within our control will be Y2K ready by June 30, 1999. We believe that all identified business critical systems and applications within our control will be Y2K ready by September 30, 1999. Y2K ready means the systems have been checked for date processing and are expected to operate properly for their specific business requirements into year 2000.

     State of Readiness

     We have completed an inventory and assessment for each of TEP's critical and non-critical information systems and embedded technologies. The following areas are being addressed: control and embedded systems; enterprise information systems; suppliers; and subsidiaries.

Control and Embedded Systems - We are reviewing the control and embedded systems of TEP's utility plant including generation units partly owned but not operated by TEP. Many of these systems are critical to the power generation, transmission and distribution of electric service. The inventory and assessment stages of this program were completed by September 30, 1998.

The testing and remediation efforts are 77% complete for the critical systems and are scheduled to be completed by June 30, 1999. Major upgrades are in process for the Energy Management (SCADA) System and for power generation systems. All protective field devices are prepared for Y2K.

Enterprise Information Systems - We began the remediation, replacement, or upgrade of these systems in 1996. We expect to complete this process by the end of second quarter 1999. The following systems are included:

Department or Area            Comments
------------------            --------
Customer Services, Billing,   The Customer Information System is Y2K
Receivables                   ready.  However, the current version
                              of the underlying software upon which
                              the system is built is not yet Y2K
                              compliant.  We expect an updated
                              release of the software, which is Y2K
                              compliant, to be installed before the
                              end of the second quarter of 1999.

Human Resources, Payroll      Y2K ready - System installed in 1993
                              and upgraded to be Y2K ready in 1998.

Work Management               The system is Y2K ready.  However, the
                              current version of the underlying
                              software upon which the system is
                              built is not Y2K compliant.  We expect
                              an updated release of the software,
                              which is Y2K compliant, to be
                              installed before the end of the second
                              quarter of 1999.

General Ledger, Fixed         Scheduled for replacement in second
Assets, Projects              quarter 1999. Current systems are now
                              being remediated as a contingency with
                              scheduled completion date in second
                              quarter 1999.

Accounts Payable,             Y2K ready - Remediation completed in
Purchasing, Inventory         1998.

Testing of the current general ledger and fixed assets applications continued in the first quarter of 1999 to cover additional month end closings. Upgrades to the operating system software are scheduled through the second quarter 1999. An integrated test is then scheduled for the third quarter 1999 of the enterprise hardware, operating software, and major applications with year 2000 date processing.

Suppliers - We have identified the major vendors from whom we buy goods or services for the generation, transmission and distribution of electrical service. We are working with these vendors to determine their plans and to investigate any potential impact on TEP. Major vendors of other TEP business areas are also being reviewed for Y2K compliance.

Millennium Subsidiaries - We have contacted NEV, Nations Energy, and Global Solar to determine their state of readiness. These companies will be monitored to ensure plans are in place to avoid Y2K disruptions.

     Costs

     From 1996 through December 31, 1998, we have expensed $800,000 addressing the Y2K issue. This amount does not include major system replacement costs that, along with other functional changes, addressed Y2K issues. A $1.35 million budget has been established for Y2K project costs, and all remediation costs will be expensed as incurred.

     Risks

     Currently we believe that all identified modifications to systems that TEP operates will be made within the required time frames. Despite our efforts, we cannot be certain that all Y2K problems with the systems we operate will be identified and remediated in a timely manner. Although we do not expect any of our potential Y2K problems to be major, it is possible that such failure could disrupt the generation, transmission or distribution of electric energy or the billing and collection process.

     We cannot assure that the systems or parties we do not control are prepared for Y2K, or how this may effect TEP. As an example, the loss of communications systems supplied by our vendors could affect our ability to operate generation and transmission facilities. Also, interruptions of generating capacity could result from instability of the electric grid.

     TEP and other electric service providers in the WSCC are studying possible Y2K risks resulting from interconnected electric and information systems.
The interconnected systems are critical to the reliability and integrity of each electric service provider. As an example, the failure of an interconnected provider to meet Y2K readiness could possibly disrupt the provision of electric services by utilities. TEP and other electric providers in the WSCC are working together in an effort to avoid such disruptions. TEP has scheduled compliance testing to coincide with the first North American Electric Reliability Council (NERC) industry coordinated drill on April 9, 1999 and the second drill on September 9, 1999.

     Contingency Plans

     We are preparing contingency plans for the possibility that not all remediation efforts, both internal and external, will succeed. We are documenting the events or scenarios that might significantly impact the delivery of electric service, including loss of generation, communications, and other conditions that could result n electric power outages. We are attempting to minimize the potential impact of these events with our draft contingency plan which we completed in 1998. The plan includes developing procedures, tests, and drills to coincide with the WSCC and NERC plans and is scheduled to be finalized by June 30, 1999.



RESULTS OF OPERATIONS
---------------------

     In 1998, UniSource Energy's consolidated net income was $28.0 million or $0.87 per average share of common stock compared with $83.6 million or $2.60 per average share of common stock in 1997, and $120.9 million or $3.76 per average share of common stock in 1996.

     The decline in earnings in 1998 resulted primarily from the absence of non-cash income tax benefits related to prior period net operating losses, compared to amounts of tax benefits recognized in prior years. Losses from our unregulated energy businesses also reduced our consolidated net income in both 1998 and 1997.

     Contribution by Business Segment

     The table below shows the contributions to our consolidated earnings and earnings per share by our two business segments, as well as parent company expenses.


                                Amount in $ Millions    Per Share
                                --------------------    ---------
                                     1998    1997      1998    1997
                                     ----    ----      ----    ----
Regulated Electric Utility          $41.7   $88.9     $1.30   $2.77
Unregulated Energy Businesses        (8.1)   (5.3)    (0.25)  (0.17)
Parent Company                       (5.6)    --      (0.18)    --
                                     -----   -----     -----   -----
    Consolidated Net Income (Loss)  $28.0    $83.6    $0.87   $2.60
                                     =====   =====     =====   =====



     TEP's regulated electric utility business accounts for substantially all of UniSource Energy's assets, revenues, and net income. The following discussion is related to TEP's utility operations, unless otherwise noted. The results of our unregulated energy businesses are discussed in Results of Unregulated Energy Businesses below. The results of the parent company in 1998 relate to the after-tax interest expense on the note we provided to TEP in exchange for the stock of Millennium. See Interest Income, below. Prior to 1998, the unregulated energy businesses now held by Millennium were held by and consolidated with TEP.

     Utility Sales and Revenues

     Retail sales of electricity are affected primarily by customer growth, weather and other consumption factors. In addition to these factors, price changes contribute to changes in retail revenues.

     In 1998, kWh sales to retail customers increased by 2.1% compared with 1997. This sales increase resulted from an increase in the average number of retail customers. The average number of retail customers grew by 2.2% to 320,744 in 1998. KWh sales to retail customers grew by 2.4% in 1997 compared with 1996. The average number of retail customers increased by 2.3% in 1997. Usage by mining customers increased in 1997 with the addition of service to a reactivated mine.

     Revenues from sales to retail customers increased by less than 1.0% in 1998 compared with 1997. The increase in kWh sales noted above was offset by the effect of a 1.1% across-the-board rate reduction retroactive to July 1, 1998. In addition, TEP recorded a $4.4 million reduction in revenues resulting from a change in the method of estimating unbilled revenues. In 1997, revenues from sales to retail customers were 2.1% greater than in 1996 as a result of the higher kWh sales discussed above. Lower average prices to large mining customers from contract renegotiations and extensions somewhat offset the effects of higher KWh sales in 1997.

     TEP makes sales for resale on both a firm and interruptible basis to the extent generating capacity is not needed for providing energy to TEP's retail customers. TEP also enters into short-term energy sale transactions that are offset by similar purchase transactions. See Regulated Electric Utility Operations, Sales for Resale. Rates for short-term energy sales are typically substantially below rates determined on a fully allocated cost of service basis, but, in all instances, rates exceed the level necessary to recover fuel and other variable costs.
KWh sales for resale increased by 32% in 1998 compared with 1997, while revenues from sales for resale increased by 47% for the same period, driven by higher market prices in the wholesale energy market. Factors contributing to the higher market prices include higher natural gas prices and the tightening of excess capacity in the region. In 1997, kWh sales for resale increased by 2% while the related revenues increased by 16% over 1996.

     TEP's non-cash revenue from the Amortization of the MSR Option Gain Regulatory Liability was zero in 1998, $8.1 million in 1997 and $20.1 million in 1996. This regulatory liability was fully amortized as of May 1997. If we exclude the revenue from the MSR Option Gain amortization, total operating revenues would have been 7% higher in 1998 than in 1997 and 4% higher in 1997 than in 1996.

     Fuel and Purchased Power Expense

     Fuel and Purchased Power expense increased by 18% in 1998 compared with 1997. Fuel expense at TEP's generating plants actually declined slightly, while purchased power costs more than doubled. This increase in purchased power expense is related to the large increase in wholesale energy sales in 1998. Fuel and Purchased Power expense increased in 1997 relative to 1996 because of increased energy requirements to meet increased kWh sales. See Market Risks, Commodity Price Risk, above. The average cost of fuel per kWh generated was 1.70 cents, 1.77 cents, and 1.83 cents for 1998, 1997, and 1996, respectively. In 1998 and 1997, fuel expense included $3.8 million and $1.9 million related to the amortization of the $50 million contract termination fee paid to TEP's major coal supplier. See Note 2 of Notes to Consolidated Financial Statements,
TEP's Regulatory Assets and Liabilities, Deferred Springerville Coal Termination Fee.

     Other Operating Expenses

     Excluding the increase in Fuel and Purchased Power expense, other operating expenses were slightly lower in 1998 compared with 1997. Significant changes in specific operating expense categories in 1998 compared with 1997 or in 1997 compared with 1996 are described below.

     Expenses related to consulting fees caused Other Operations expense to increase in 1997 compared with 1996. Such consulting fees consisted of payments to NEV made prior to the exercise in September 1997 of the option to acquire a 50% interest in NEV.

     Depreciation and Amortization expense increased in 1998 over 1997 due to depreciation on additions to property in 1998. Depreciation and Amortization expense was lower in 1997 relative to 1996. In January 1997, TEP completed a three year amortization (at a rate of $14 million per year) of Springerville Unit 2 rate synchronization costs established in the 1994 Rate Order. TEP also extended the depreciable life for its pollution control facilities as required by the 1996 Rate Order.

     Taxes Other Than Income Taxes decreased in 1997 versus 1996. A charge of $7.3 million was recorded in the third quarter of 1996 related to a court ruling on contested sales tax assessments. Lower property taxes in 1997 also contributed to the variance. See Note 10 of Notes to Consolidated Financial Statements, Contingencies.

     Voluntary Severance Plan Expense of $2.9 million in 1997 represents VSP expense related to post-retirement benefits other than pensions recorded in the first quarter. The $10.6 million net expense in 1996 reflects implementation of TEP's Voluntary Severance Plan in the second quarter of 1996 and related pension settlements. The VSP was accepted by approximately 200 employees, or 15% of the total workforce.

     Income tax expense included in Operating Expenses increased in 1997 compared with 1996 related to an increase in pre-tax operating income, net of interest expense.

     Other Income (Deductions)

     Income Tax Benefits

      UniSource Energy and TEP recognized zero, $43.4 million and $88.6
million of NOL benefit in 1998, 1997 and 1996, respectively.   This
reduced NOL benefit recognition and changes in tax expense resulting from changes in income before taxes, caused the 1998 income tax benefits included in Other Income (Deductions) to decrease by $34.0 million and $40.6 million for UniSource Energy and TEP, respectively, from 1997 levels. For the same reasons, the 1997 income tax benefits included in Other Income (Deductions) decreased by $53.5 million and $50.5 million for UniSource Energy and TEP, respectively, from 1996 levels.

      UniSource Energy and TEP recognize NOL benefits based on changes in the estimated amount of prior period NOLs that are likely to be used on future tax returns. A significant factor in estimating this amount is the average annual book income before taxes for the prior three years. In future periods when the NOLs are used on tax returns to reduce income taxes paid, the income tax expense shown on the income statements will not be reduced.

      At December 31, 1997, both UniSource Energy and TEP had recorded the amount of prior period NOL benefit that we expect to use on future income tax returns. At the present time, we are not able to estimate additional amounts of NOL benefit that we may recognize in the income statements of either UniSource Energy or TEP. This is because there are still open tax years for which additional assessments may be made and because federal and state NOL carryforwards expire at various dates. We do not expect to recognize additional amounts of NOL benefit until these items are resolved.

     Reversal of Loss Provision

     TEP recorded a $10.2 million Reversal of Loss Provision in the second quarter of 1997 when it dissolved certain subsidiaries which were part of TEP's former investment operations. TEP recorded an $8.5 million Reversal of Loss Provision in 1996 when TEP's non-energy related subsidiaries satisfied approximately $8.5 million of short-term debt obligations by assigning finance receivables held by those subsidiaries.

     Interest Income

     TEP's income statement for 1998 includes $9.3 million of interest income on the promissory note TEP received from UniSource Energy in exchange for the transfer of its stock in Millennium. See Note 1 of Notes to the Consolidated Financial Statements, Nature of Operations and Summary of Significant Accounting Policies, Basis of Presentation. On UniSource Energy's income statement, this income is eliminated as an inter-company transaction.

     Income (Losses) from Unregulated Energy Businesses

     Our Unregulated Energy Business Investments contributed a netloss of $8.1 million in 1998, compared with a net loss of $5.3 million in 1997 and a net loss of $2.3 million in 1996. See Results of Unregulated Energy Businesses, below for more information on the results of this business segment.

     Interest Expense

     Interest expense increased in 1998 relative to 1997. Higher letter of credit fees for TEP's new Credit Agreement, as well as higher interest rates from the refinancing of certain variable rate debt obligations with fixed rate debt obligations accounted for a substantial part of the increase. TEP also incurred higher interest expense in 1998 when new bonds were issued and interest expense was accrued for periods up to 75 days before the redemption of old bonds. These refinancings benefit TEP by extending debt maturities and reducing the risk of changes in variable interest rates. In December 1998, TEP redeemed $30 million of its 8.50% First Mortgage Bonds due in 2009. This redemption will reduce interest expense in future periods.

     Interest Expense on Long-Term Debt increased in 1997 over 1996 as a result of the refinancing of certain variable and fixed rate debt obligations with unsecured fixed rate debt obligations, having later maturity dates, at higher interest rates, as well as higher average interest rates on TEP's variable rate debt obligations. The weighted average interest rate on TEP's tax-exempt variable rate debt obligations was 3.7% in 1997 and 3.5% in 1996, excluding letter of credit fees.

     See Investing and Financing Activities, Bond Issuance and
Redemption, and Note 7 of Notes to the Consolidated Financial Statements, TEP's Long-Term Debt and Capital Lease Obligations.

     Other Interest Expense was lower in 1997 than in 1996 due to $1.9 million in interest expense incurred in the third quarter of1996 related to the 1996 contested sales tax assessment of $7.3 million.


  RESULTS OF UNREGULATED ENERGY BUSINESSES

     The table below provides a breakdown by subsidiary of the net losses recorded by our Unregulated Energy Businesses for the three years ended December 31, 1998.


                                     Amounts in $ Millions
--------------------------------------------------------------------
Subsidiary                       1998          1997        1996
--------------------------------------------------------------------
AET                             $(0.3)       $(0.6)       $(0.1)
MEH                              (9.2)        (4.5)         --
Nations Energy                    1.4          0.2         (2.1)
Other                             0.0         (0.4)        (0.1)
--------------------------------------------------------------------
Total Millennium                $(8.1)       $(5.3)       $(2.3)
--------------------------------------------------------------------



     AET and Global Solar

     AET's net losses in the period 1996 through 1998 represent ongoing developmental costs at its 50% owned investment, Global Solar. Small-scale manufacturing of thin film photovoltaic cells is scheduled to begin in 1999.

     MEH and NEV

     Net losses from MEH's equity investment in NEV were the primary contributors to net losses at Millennium in 1998 and 1997. NEV's losses in 1998 resulted from:

     --  narrow margins on energy sales;
     -- gross margin that does not yet support administrative costs, including start-up costs associated with expansion into additional regions of the country; and
     -- recognition of one-time losses from adverse sales commitments resulting from contracts made prior to the start of operations.

     NEV's losses in 1997 resulted primarily from start-up costs for business development in anticipation of the opening of the California electricity market to competition in 1998. In addition to amounts recorded as losses from unregulated businesses in 1997, TEP recorded an additional $6.3 million (pre-tax) in consulting expenses related to NEV. These funds were paid to NEV during the first eight months of 1997, prior to the exercise of the option to acquire a 50% interest in NEV.

     NEV incurred a total loss of $47 million for the period September 1997 through December 1998. In 1998 and 1997, MEH recorded $16 million and $7.8 million, respectively, of NEV's losses. These losses, totaling $23.8 million, equal the total funds and unsecured commitments provided by MEH and UniSource Energy to NEV. The amount of NEV's loss to be recorded by MEH is limited to the total amount invested and committed by MEH and UniSource Energy on an unsecured basis. Should MEH or UniSource Energy provide additional unsecured funding to NEV, or should there be a decline in the value of the collateral which secures the outstanding secured loans from UniSource Energy to NEV, the unsecured amounts provided would be immediately expensed up to the lesser of the amount of unsecured funding provided or the amount of NEV's cumulative losses in excess of the $23.8 million already recorded by MEH. While UniSource Energy does not currently have plans to extend additional unsecured amounts, there can be no assurance that additional funding will not be necessary.

     See Investing and Financing Activities, UniSource Energy, Parent Company Financing Activities, Loans and Guarantees, below.

      Nations Energy

      Nations Energy reported net income of $1.4 million in 1998.  A
$5.8 million after-tax gain on the sale of a 48% investment in Trigen-Nations Energy was largely offset by expenses for new project development. In 1997, Nations Energy reported a small profit, primarily due to its share of partnership income from its investment in Trigen-Nations Energy, which exceeded expenses recorded for new project development. Nations Energy is also exploring external financing options to support its growth in new projects. There can be no assurance that any such financing will be obtained.


DIVIDENDS ON COMMON STOCK
-------------------------

  UniSource Energy

     Our ability to pay cash dividends on common stock outstanding depends, in part, on the cash flow from our subsidiary companies, TEP and Millennium. TEP is our primary operating subsidiary and comprises substantially all of UniSource Energy's assets. In December 1998, TEP declared and paid a $30 million cash dividend to UniSource Energy.

     Our Board of Directors may consider the declaration and payment of a cash dividend to the common shareholders of UniSource Energy during 1999. We will consider several factors in making this decision, including:

     --  the capital needs of our affiliates;
     --  our earnings;
     --  our business prospects; and
     --  the impact and status of deregulation in Arizona.

  TEP

     In December 1998, TEP declared and paid a dividend of $30 million UniSource Energy, its sole shareholder. TEP declared the dividend from current year earnings since TEP has an accumulated deficit, rather than positive retained earnings.

     TEP had not paid a dividend since 1989. TEP suspended its dividend in 1989 due to financial difficulties which led to the Financial Restructuring in 1992. After the Financial Restructuring, TEP did not pay a dividend due, in part, to various restrictions in its debt agreements. During 1998, TEP redeemed or exchanged those series of First Mortgage Bonds that previously prevented TEP from paying dividends unless specific cash flow coverage and retained earnings tests were met. See Investing and Financing Activities, below.

     TEP can pay dividends if it maintains compliance with the TEP
Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of December 31, 1998, the required minimum net worth was $183 million. TEP's actual net worth at December 31, 1998 was $230 million. See Investing and Financing Activities, TEP Bank Credit Agreement, below. As of December 31, 1998,
TEP was in compliance with the terms of the Credit Agreement.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of December 31, 1998, TEP's equity ratio on that basis was 16.3%. TEP is in compliance with this order.

     In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings.


INCOME TAX POSITION
-------------------

     At December 31, 1998, UniSource Energy and TEP had, for federal income tax purposes:

     -- $377 million of NOL carryforwards expiring in 2005 through 2009;
     --  $23 million of unused ITC expiring in 2002 through 2005;
     -- $18 million of AMT credit which will carry forward to future years.

      Due to the issuance of common stock to various creditors of TEP in 1992, a change in TEP ownership was deemed to have occurred for tax purposes in December 1991. As a result, our use of the NOL and ITC generated before 1992 may be limited under the tax code. The IRS is challenging our calculation of this limitation. See Income Tax Assessments in Note 10 of Notes to Consolidated Financial Statements. At December 31, 1998, pre-1992 federal NOL and ITC carryforwards which are subject to the limitation were approximately $209 million and $23 million, respectively. The $168 million of post-1992 federal NOL at December 31, 1998, is not subject to the limitation.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  CASH FLOWS

     Overview of UniSource Energy Cash Flows and Liquidity

     Net cash flows from operating activities increased in aggregate by $36 million in 1998 compared with 1997. The increase was mainly due to lower cash payments for contract termination fees to the Springerville coal supplier. TEP paid $10 million to the coal supplier in 1998 compared to a payment of $40 million in 1997. See Note 2 of Notes to Consolidated Financial Statements, TEP Regulatory Assets and Liabilities, Deferred Springerville Contract Termination Fee. Excluding contract termination fee payments, net cash flows from operating activities increased by $7 million to $173 million from $166 million in 1997.

     Net cash outflows for investing activities increased by $34 million in 1998 compared with 1997. Construction expenditures at TEP increased by $9 million, while investments and loans to Unregulated Energy Businesses increased by $25 million. See Investing and Financing Activities, below for a discussion of historical and forecasted construction expenditures and investments in unregulated energy businesses.

     Net cash outflows for financing activities increased in aggregate by $19 million in 1998 compared with 1997. TEP completed several bond issuance transactions in 1998 and used the proceeds to redeem First Mortgage Bonds that prohibited the payment of dividends. In addition, in December 1998, TEP redeemed $30 million of its 8.50% First Mortgage Bonds due in 2009 to reduce interest expense in future periods. See Investing and Financing Developments below.

     As a result of activities described above, cash and cash equivalents decreased by $1 million from the 1997 year-end balance of $146 million to the 1998 year-end balance of $145 million. Our consolidated cash balance, including cash equivalents, at March 8, 1999, was approximately $96 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     During 1999, UniSource Energy will require cash to fund all or some of the following activities: investments in our Unregulated Energy Businesses, payment of interest on the promissory note to TEP, and dividends to shareholders. We expect our sources of cash to be dividends from our subsidiaries, primarily TEP. Although no specific offerings are currently contemplated, UniSource Energy may also issue debt and/or equity securities from time to time. Our cash flows may be subject to variation if TEP's actual earnings differ from forecasts and the availability and cost of new capital. If cash flows were to fall short of expectation, we would reevaluate the investment requirements of our Unregulated Energy Businesses and/or seek additional financing for those businesses by unrelated parties.

     TEP Cash Flows and Liquidity

     TEP's net cash flows from operating activities increased in aggregate by $56 million in 1998 compared with 1997. The increase was mainly due to lower cash payments for contract termination fees to the Springerville coal supplier. TEP paid $10 million to the coal supplier in 1998 compared to a payment of $40 million in 1997. See Note 2 of Notes to Consolidated Financial Statements, TEP's Regulatory Assets and Liabilities, Deferred Springerville Contract Termination Fee. Excluding contract termination fee payments, net cash flows from operating activities increased by $26 million to $192 million from $166 million in 1997.

     Net cash outflows for investing activities increased by $50 million in 1998 compared with 1997. Construction expenditures at TEP increased by $9 million, while investments and loans to Unregulated Energy Businesses decreased by $5 million. Prior to January 1, 1998, the Unregulated Energy Businesses were subsidiaries of TEP. Additionally, the transfer of Millennium and its $45 million of cash from TEP to UniSource Energy on January 1, 1998 is reflected as a use of cash on TEP's statement of cash flows. The subsidiaries holding that cash were subsidiaries of TEP at year-end 1997, and became subsidiaries of UniSource Energy on January 1, 1998. See Investing and Financing Activities, below for a discussion of historical and forecasted construction expenditures.

     Net cash outflows for financing activities increased in aggregate by $50 million in 1998 compared with 1997. In addition to the bond issuance and redemption activity described above, TEP paid a $30 million cash dividend to UniSource Energy in the fourth quarter of 1998. See Investing and Financing Activities below.

     As a result of activities described above, TEP's cash and cash equivalents decreased by $28 million from the 1997 year-end balance of $146 million to the 1998 year-end balance of $118 million. TEP's consolidated cash balance, including cash equivalents, at March 8, 1999, was approximately $76 million.

     After capital expenditures, scheduled debt maturities and payments to retire capital lease obligations, TEP's net cash flows available for other investing and financing activities were $83.0 million in 1998, $40.1 million in 1997, and $36.8 million in 1996. During 1999, TEP expects to generate sufficient internal cash flows to fund its operating activities, construction expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, TEP's cash flows may vary due to changes in wholesale revenues, changes in short-term interest rates, and other factors. If cash flows were to fall short of expectations, TEP would rely on existing cash balances and, if necessary, borrowings under the Revolving Credit.


 INVESTING AND FINANCING ACTIVITIES

     TEP-REGULATED ELECTRIC UTILITY
     ------------------------------

     Capital Expenditures

     TEP's actual capital expenditures for the years 1996 through 1998, along with estimated amounts for the years 1999 through 2003, are shown below:


                              ($ in millions)
                -------------------------------------------
                           Actual               Estimated
                -------------------------------------------
                 1996        $ 68       1999         $  88
                 1997          72       2000            72
                 1998          81       2001            75
                                        2002            68
                                        2003            64
                                       -------------------
                                       TOTAL          $367
                                       ===================


     The estimated capital expenditures for the five years 1999-2000 break down in the following categories:

     -- $237 million for transmission, and distribution and corporate facilities in the Tucson area.
     --  $124 million for existing production facilities.
     -- $4 million to upgrade pollution control facilities at Navajo. See Item 1., Business, Environmental Matters.
     --  $2 million for pollution control facilities at San Juan.  See
         Item 1., Business, Environmental Matters.

     These estimated expenditures include costs for TEP to comply with current federal and state environmental regulations. All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may be different from these estimates due to changes in business conditions, construction schedules, environmental requirements, and changes to our business arising from retail competition. TEP plans to fund these expenditures through internally generated cash flow.

     Bond Issuance and Redemption

     During 1998, TEP issued $386.9 million in new bonds and redeemed $416.4 million of bonds. TEP achieved the following objectives with this refinancing activity:

      --  extended maturities,
      -- replaced variable rate debt with fixed rate debt, and -- eliminated restrictive covenants contained in existing
          First Mortgage Bonds.

          Bonds Issued in 1998
         ---------------------

                                Amount    Rate   Maturity  Security
         ----------------------------------------------------------------------
                             ($ millions)
         1998 Apache A IDBs     $ 83.7    5.85%    2028    Unsecured
         1998 Apache B IDBs       99.8    5.875%   2033    Unsecured
         1998 Apache C IDBs       16.5    5.85%    2026    Unsecured
         12.22% Exchange Series
           FMBs                   46.9   12.22%    2000    First Mortgage
         First Collateral Trust
           Bonds,7.50% Series    140.0    7.50%    2008    First Mortgage Bonds
         -----------------------------------------------------------------------
                Total           $386.9
         =======================================================================


     The 12.22% Exchange Series First Mortgage Bonds were issued in exchange for the same amount of outstanding bonds having substantially the same terms, except that the new bonds do not have a covenant restricting the payment of dividends.

     The First Collateral Trust Bonds are collateralized by an equal principal amount of bonds issued under TEP's General First Mortgage and held by the trustee. If the General First Mortgage is discharged, these First Mortgage Bonds would be replaced with an equal amount of bonds issued under the General Second Mortgage. If the General Second Mortgage is discharged, these Second Mortgage Bonds would be surrendered and the First Collateral Trust Bonds would become unsecured obligations of TEP.

         Bonds Redeemed in 1998
         ----------------------

                            Amount      Rate    Maturity  Security
      --------------------------------------------------------------------------
                         ($ millions)
      1981 Apache A IDBs    $100.0      Variable  2020    Second Mortgage Bonds
      1981 Apache B IDBs     100.0      Variable  2021    First Mortgage Bonds
      First Mortgage Bonds    15.0      8.50%     1999    First Mortgage
      First Mortgage Bonds    25.0      8.125%    2001    First Mortgage
      First Mortgage Bonds    40.0      7.65%     2003    First Mortgage
      First Mortgage Bonds    25.0      7.55%     2002    First Mortgage
      First Mortgage Bonds    78.8(a)  12.22%     2000    First Mortgage
      First Mortgage Bonds    32.1      8.50%     2009    First Mortgage
      1976 Farmington
       (sinking fund)          0.5      7.50%     2006    First Morgage Bonds
      --------------------------------------------------------------------------
                Total       $416.4
      ==========================================================================

      (a) $31.9 million were redeemed and $46.9 million were surrendered in exchange for the newly issued 12.22%
            Exchange Series Bonds.



     When TEP redeemed all of its First Mortgage Bonds due in 1999, 2001, 2002, and 2003, as well as the $31.9 million of 12.22% First Mortgage Bonds due 2000 not tendered for exchange as described above, it eliminated covenants that prohibited the payment of common stock dividends. See Dividends on Common Stock.

     TEP Bank Credit Agreement

     TEP has a $441 million Credit Agreement with a number of banks which matures on December 30, 2002. The agreement consists of a $100 million Revolving Credit Facility and a $341 million Letter of Credit Facility. The Revolving Credit Facility is used to provide liquidity for general corporate purposes. The Letter of Credit Facility supports $329 million aggregate principal amount of tax-exempt variable rate debt.
The facilities are secured by Second Mortgage Bonds ($441 million aggregate principal amount). The Credit Agreement contains several financial covenants, including interest coverage, leverage and net worth tests.
As of December 31, 1998, TEP was in compliance with these financial covenants. See Restrictive Covenants below.

     The original amount of the Credit Agreement was $544 million. During 1998, TEP redeemed its $100 million 1981 Series A Apache County Pollution Control Revenue Bonds. These bonds were supported by a $103 million letter of credit provided under the Credit Agreement. When the bonds were redeemed, the letter of credit supporting the bonds was cancelled and the Credit Agreement decreased by $103 million.

     If TEP borrows under the Revolving Credit Facility, the borrowing costs would be at a variable interest rate consisting of a spread over LIBOR or an alternate base rate. The spread is based upon a pricing grid tied to the credit rating on TEP's senior secured debt. Also, TEP pays a commitment fee on the unused portion of the Revolving Credit Facility, and a fee on the Letter of Credit Facility. These fees are also dependent on TEP's credit ratings. At December 31, 1998, the commitment fee was 0.375% per year, and the letter of credit fee (excluding letter of credit fronting fees of 0.125%) was 1.375% per year. TEP had no borrowings outstanding under the Revolving Credit Facility at December 31, 1998.

     Springerville Common Facilities Leases

     Under the terms of the Springerville Common Facilities lease agreement, the secured notes underlying this lease must be refinanced or refunded by December 31, 1999 in order to avoid a special event of loss under the lease. If a special event of loss were to occur, TEP would be required to repurchase the facilities for an amount equal to the higher of the stipulated loss value ($144 million) or the fair market value of the facilities. Upon such purchase, the lease would be terminated. Based on the current amortization schedule for these notes, a principal amount of approximately $70 million will be outstanding as of December 31, 1999. Interest on the lease notes is currently paid at a variable rate of interest equal to the Federal Funds rate plus 0.625%. TEP has the intent and the ability to cause the underlying debt on these leases to be refinanced in 1999.

     Tax-Exempt Local Furnishing Bonds

     TEP has financed a substantial portion of utility plant assets with industrial development revenue bonds issued by the Industrial Development Authorities of Pima County and Apache County. The interest on these bonds is excluded from gross income of the bond holder for federal tax purposes. This exclusion is allowed because the facilities qualify as facilities for the local furnishing of electric energy as defined by the Internal Revenue Code. These bonds are sometimes referred to as tax-exempt local furnishing bonds. To qualify for this exclusion, the facilities must be part of a system providing electric service to customers within not more than two contiguous counties. TEP provides electric service to retail customers in the City of Tucson and certain other portions of Pima County, Arizona and to Fort Huachuca in contiguous Cochise County, Arizona.

     As of December 31, 1998, TEP had approximately $580 million of tax-exempt local furnishing bonds outstanding. In addition, approximately $98 million of debt related to the Irvington Unit 4 lease obligation was issued as tax-exempt local furnishing bonds. TEP has financed the following facilities, in whole or in part, with the proceeds of tax-exempt local furnishing bonds: Springerville Unit 2, Irvington Unit 4, a dedicated 345-kV transmission line from Springerville Unit 2 to TEP's retail service area (the Express Line), and a portion of TEP's local transmission and distribution system in the Tucson metropolitan area.

     Any of the following events might cause TEP to have to redeem or defease some or all of these bonds:

     --  the introduction of retail competition in Arizona;
     --  asset divestiture;
     --  changes in tax laws; or
     --  changes in system operations.

The introduction of retail competition and expanded wholesale competition could affect TEP's system. However, TEP does not expect its system to change in a manner that would cause a loss of tax exemption on its tax-exempt local furnishing bonds. For example, TEP does not expect to lose its qualification as a local furnishing system if an independent system operator is established (see Item 1. Business, Rates and Regulation, Wholesale Transmission Access) or due to future sales of electricity on a competitive retail basis outside of the current two-county service area. However, if TEP were to divest its generating assets or to change its use of the Express Line, up to $325 million of tax-exempt local furnishing bonds might have to be redeemed or defeased by TEP. TEP cannot provide assurances as to the continued qualification of its local furnishing facilities, in whole or in part, as a result of the possible events listed above.

     Restrictive Covenants

     General First Mortgage Covenants
     --------------------------------

     TEP's General First Mortgage creates a first mortgage lien on and security interest in most of TEP's utility plant assets. Springerville Unit 2, which is owned by San Carlos, is not subject to this lien and security interest. Under the General First Mortgage TEP may issue additional First Mortgage Bonds on the basis of:

     (1)  up to 60% of net utility property additions; and
     (2)  the principal amount of retired First Mortgage Bonds.

In general, the amount of First Mortgage Bonds that TEP can issue is also subject to a net earnings test. The test must show that TEP's net earnings for 12 consecutive months within the preceding 15 months are at least two (2.0) times the annual interest requirements on all outstanding First Mortgage Bonds (including the new bonds).

     At December 31, 1998, TEP had the ability to issue approximately
$26 million of new First Mortgage Bonds on the basis of property additions, as described above. TEP also had the ability to issue about $475 million of new First Mortgage Bonds on the basis of retired First Mortgage Bonds.

     However, TEP's Credit Agreement allows no more than $411 million of First Mortgage Bonds to be outstanding. There were $278 million of First Mortgage Bonds outstanding at December 31, 1998. Additionally, the
Credit Agreement contains certain financial covenants that limit the amount of new debt obligations TEP may issue. See Credit Agreement Covenants below. Currently, TEP has no plans to issue additional First Mortgage Bonds.

     General Second Mortgage Covenants
     ---------------------------------

     TEP's General Second Mortgage creates a second mortgage lien on and security interest in most of TEP's utility plant assets. This lien does not cover assets owned by San Carlos. Under the General Second Mortgage TEP may issue additional Second Mortgage Bonds on the basis of:

     (1)  up to 70% of net utility property additions; and
     (2)  the principal amount of retired First and Second Mortgage
          Bonds.

In general, the amount of Second Mortgage Bonds that TEP can issue is also subject to a net earnings test. The test must show that TEP's net earnings for 12 consecutive months within the preceding 16 months are at least 1 3/4 times the annual interest requirements on all outstanding First Mortgage Bonds and Second Mortgage Bonds (including the new bonds).

     If TEP issued Second Mortgage Bonds based on retired First Mortgage Bonds, the amount of retired First Mortgage Bonds available to issue new First Mortgage Bonds would be reduced by the same amount.

     At December 31, 1998, TEP had the ability to issue about $546 million of new Second Mortgage Bonds on the basis of net property additions as described above. Also, TEP had the ability to issue approximately $628 million of new Second Mortgage Bonds on the basis of retired bonds. Using an interest rate of 7.5%, the net earnings test would allow such new issuances of Second Mortgage Bonds. These calculations assume that no additional First Mortgage Bonds would be issued other than to refund First Mortgage Bonds outstanding at December 31, 1998. However, issuance of these amounts would be limited by financial covenants in TEP's bank Credit
Agreement.   See Investing and Financing Activities, TEP Bank Credit
Agreement and Restrictive Covenants, Credit Agreement Covenants for information regarding the Credit Agreement which is secured by $441 million in aggregate principal amount of Second Mortgage Bonds.

     Credit Agreement Covenants
     --------------------------

     TEP's Credit Agreement contains a number of restrictive covenants including restrictions on:

     --  additional indebtedness,
     --  liens,
     --  sale of assets or mergers, and
     --  sale-leasebacks.

     TEP must also maintain several financial covenants. The table below includes a brief description of each covenant, the requirement and TEP's actual results for the period ended December 31, 1998.



                                      December 31, 1998
                              ---------------------------------
Covenant                          Requirement        Actual
-------------------------------------------------------------------
                                  c>
Minimum Consolidated Tangible
Net Worth (equal to the sum of
$133 million plus 40% of
cumulative Consolidated Net
Income since January 1, 1997)      $183 million      $230 million

Minimum Cash Coverage Ratio           1.3               1.6

Maximum Leverage Ratio                7.0               6.4


     See Dividends on Common Stock for a discussion of the effects of such covenants on TEP's ability to declare or pay dividends.

     See Investing and Financing Activities, TEP Bank Credit Agreement for more information regarding the Credit Agreement.


  MILLENNIUM--UNREGULATED ENERGY BUSINESSES
  -----------------------------------------

     Capital Requirements

     Our Unregulated Energy Businesses owned by Millennium required significant amounts of capital in 1998 and we expect these needs to continue in the near future. Actual investments in and loans to Unregulated Energy Business, net of distributions from joint ventures, for the years 1996 through 1998, and forecasted amounts for the years 1999 through 2001 are shown below:

                           ($ millions)
            ---------------------------------------------
                       Actual                 Forecast
            ---------------------------------------------
            1996        $  9       1999         $  30
            1997           5       2000            35
            1998          30       2001            20



     The $30 million in capital for 1998 was invested in the following subsidiaries:

     --  $33 million of funding to NEV.
     --  $2 million of investments in AET and Global Solar.
     --  offset by $5 million in net cash inflows from Nations
         Energy. Cash proceeds of $21 million from the sale of Nations Energy's investment in the Coors project exceeded cash requirements of $15 million for other investments by Nations Energy in 1998.

     Forecasted investments for the years 1999-2001 are subject to continuing review and revision. These forecasts contain assumptions for each subsidiary regarding investment opportunities, growth strategies, and potential investments by unaffiliated parties. Actual expenditures may be higher or lower than these forecasts, or may be allocated to our businesses in proportions different than planned. Our ability to fund future capital requirements of our unregulated business segment will depend to a great extent on the amount and predictability of the dividends we receive from our primary operating subsidiary, TEP.


   UNISOURCE ENERGY-PARENT COMPANY FINANCING ACTIVITIES
   ----------------------------------------------------

     Promissory Note to TEP

     On January 1, 1998, TEP and UniSource Energy completed a transaction by which all outstanding shares of TEP common stock were exchanged, on a share-for-share basis, for shares of UniSource Energy common stock. Following the share exchange, TEP transferred the stock of its subsidiary, MEH Corporation (now Millennium) to UniSource Energy in exchange for a
$95 million ten-year promissory note from UniSource Energy. The promissory note was issued in accordance with the ACC Order authorizing the formation of the holding company. The interest rate on the note issued to TEP is 9.78%. Interest is payable every two years beginning January 1, 2000.

     Warrant Exchange Offer

     From August 18, 1998 through October 23, 1998, UniSource Energy offered to exchange outstanding warrants previously issued by TEP.
At the time of the exchange offer, there were approximately 12.1 million aggregate number of TEP Warrants outstanding. TEP Warrants entitle the holder of five warrants to purchase one share of TEP common stock for $16.00. Currently, UniSource Energy owns 100% of the common stock of TEP and TEP common stock is not publicly traded. In order to provide TEP Warrant holders with the opportunity to obtain warrants exercisable into UniSource Energy common stock, which is listed and has an established market, we offered to exchange UniSource Energy Warrants for TEP Warrants. Each whole new UniSource Energy Warrant entitles the holder to purchase one share of UniSource Energy common stock for $16.00. For each TEP Warrant, the tendering holders received:

     -- 0.20 UniSource Energy Warrant, expiring March 15, 1999; and -- 0.20 UniSource Energy Warrant, expiring December 15, 2000.

     The warrant exchange offer expired on October 23, 1998. Approximately
1.5 million UniSource Energy Warrants of each series were issued in exchange for approximately 7.5 million tendered TEP Warrants. Approximately 4.6 million TEP Warrants were not tendered for exchange and retain the right to purchase, upon payment of the exercise price, TEP common stock. The shares of TEP common stock issued as a result of any exercise of TEP Warrants would not be exchangeable for UniSource Energy common stock.

     Direct Stock Purchase Plan

     UniSource Energy established a direct stock purchase plan, called the Investment Plus Plan, in the third quarter of 1998. The Investment Plus Plan provides a method of investing directly in our common stock without brokerage commissions or service charges.

     Restrictions on Proceeds of Equity Issuance

     Pursuant to the ACC Holding Company Order, 60% of the proceeds of any public equity issuance undertaken by UniSource Energy in its first five years of operations must be used to reduce TEP's debt or add to TEP's equity account.

     Loans and Guarantees

     Effective September 1, 1997, MEH exercised an option to acquire a 50% ownership in NEV and made a $0.8 million capital contribution.

     In December 1997, MEH committed to provide NEV with $20 million of funding. At December 31, 1998, NEV had received $19 million in debt funding under the commitment, resulting in a remaining commitment amount available of $1 million at January 31, 1999. Additionally, in September 1998, NEV issued a $4.8 million promissory note to MEH for a $3 million member loan MEH extended to NEV in September 1997, as well as preferred operating return due MEH under the terms of NEV's original operating agreement.

     In December 1998, UniSource Energy committed $30 million in credit to NEV. NEV has drawn $15 million on the credit commitment at December 31, 1998. Under the terms of the commitment, NEV must provide collateral prior to any amounts being drawn under this credit commitment.

     Additionally, in August 1998, UniSource Energy guaranteed a $10 million loan that NEV obtained from an unrelated party. That loan is due in 1999. UniSource Energy is the guarantor of $33.6 million of performance bonds and other guarantees that secure amounts NEV may owe to the utility distribution companies (UDCs) and energy suppliers in connection with NEV's sales to retail electric customers. NEV bills its customers for these charges. UniSource Energy's guarantees are secured by various NEV accounts receivable and other assets.


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------

     UniSource Energy and TEP are including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or for UniSource Energy or TEP in this Annual Report on Form 10-K. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are not statements of historical facts. Forward-looking statements may be identified by the use of words such as anticipates, estimates, expects, intends, plans, predicts, projects, and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of UniSource Energy or TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, UniSource Energy and TEP disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

     Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management's expectations, beliefs or projections will be achieved or accomplished.
We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in other parts of this report:

1. Effects of restructuring initiatives in the electric industry and other energy-related industries.

2. Changes in economic conditions, demographic patterns and weather conditions in TEP's retail service area.

3. Changes affecting TEP's cost of providing electrical service including changes in fuel costs, generating unit operating performance, interest rates, tax laws, environmental laws, and the general rate of inflation.

4. Changes in governmental policies and regulatory actions with respect to allowed rates of return, financings, and rate structures.

5. Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

6. Changes in accounting principles or the application of such principles to UniSource Energy or TEP.

7. Y2K disruptions resulting from unidentified or unremediated problems for systems which we control, and Y2K disruptions resulting from systems or parties which we do not control.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------------

     See Item 7. _ Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of
Operations, Market Risks.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------------------------

     See Item 14, page 116, for a list of the Consolidated Financial Statements which are included in the following pages. See Note 17 of Notes to Consolidated Financial Statements.

INDEPENDENT AUDITORS' REPORT


UniSource Energy Corporation and its Stockholders
Tucson Electric Power Company


We have audited the accompanying consolidated balance sheets and statements of capitalization of UniSource Energy Corporation and its subsidiaries (the Company) as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1997. We have also audited the accompanying consolidated balance sheets and statements of capitalization of Tucson Electric Power Company and its subsidiaries (TEP) as of December 31, 1997, and the related consolidated statements of income, changes in stockholder's equity (deficit), and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's and TEP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and TEP at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Tucson, Arizona
February 23, 1998 (March 11, 1999 as to information with respect to 1997 and 1996 periods in Note 4 and in Note 12)

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company


In our opinion, the accompanying consolidated balance sheets and statements of capitalization and the related consolidated statements of income, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company and its subsidiaries (TEP) at December 31, 1998, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's and TEP's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company and of TEP at December 31, 1997 and for the years ended December 31, 1997 and 1996 were audited by other independent accountants whose report dated February 23, 1998, except as to Notes 4 and 12 which are as of March 11, 1999, expressed an unqualified opinion on those statements.



PricewaterhouseCoopers LLP
Los Angeles, California
February 4, 1999

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME              Years Ended December 31,
                                             1998        1997       1996
---------------------------------------------------------------------------
                                               - Thousands of Dollars -
Operating Revenues
 Retail Customers                        $ 625,407   $ 624,221   $ 611,564
 Amortization of MSR Option Gain
  Regulatory Liability                           -       8,105      20,053
 Sales for Resale                          143,269      97,567      84,256
---------------------------------------------------------------------------
    Total Operating Revenues               768,676     729,893     715,873
---------------------------------------------------------------------------
Operating Expenses
 Fuel and Purchased Power                  255,527     216,163     208,808
 Capital Lease Expense                     104,045     103,914     104,087
 Amortization of Springerville
  Unit 1 Allowance                         (30,522)    (28,037)    (29,090)
 Other Operations                          109,170     107,199      97,555
 Maintenance and Repairs                    36,143      36,657      36,449
 Depreciation and Amortization              90,358      86,405      98,246
 Taxes Other Than Income Taxes              50,395      51,339      61,902
 Voluntary Severance Plan Expense - Net          -       2,933      10,555
 Income Taxes                               18,372      19,297       9,795
---------------------------------------------------------------------------
    Total Operating Expenses               633,488     595,870     598,307
---------------------------------------------------------------------------
      Operating Income                     135,188     134,023     117,566
---------------------------------------------------------------------------
Other Income (Deductions)
 Income Taxes                                4,537      38,563      92,016
 Reversal of Loss Provision                      -      10,154       8,472
 Interest Income                            10,866      11,239       6,460
 Unregulated Energy Businesses - Net        (8,109)     (5,344)     (2,284)
 Other Income (Deductions)                   3,150       1,812       1,484
---------------------------------------------------------------------------
    Total Other Income (Deductions)         10,444      56,424     106,148
---------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                             72,672      66,247      59,836
 Interest Imputed on Losses Recorded at
  Present Value                             34,179      32,657      32,599
 Other Interest Expense                     10,749       7,971      10,427
---------------------------------------------------------------------------
    Total Interest Expense                 117,600     106,875     102,862
---------------------------------------------------------------------------
Net Income                               $  28,032   $  83,572   $ 120,852
===========================================================================
Average Shares of
 Common Stock Outstanding (000)             32,178      32,138      32,136
===========================================================================
Basic Earnings Per Share                 $    0.87   $    2.60   $    3.76
===========================================================================
Diluted Earnings Per Share               $    0.87   $    2.59   $    3.75
===========================================================================

See Notes to Consolidated Financial Statements.


UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Years Ended December 31,
                                                1998      1997      1996
---------------------------------------------------------------------------
                                               - Thousands of Dollars -
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers        $ 670,793 $ 664,294 $ 653,933
  Cash Receipts from Sales for Resale          141,210    96,569    80,123
  Fuel and Purchased Power Costs Paid         (238,722) (203,713) (180,134)
  Wages Paid, Net of Amounts Capitalized       (67,132)  (60,398)  (71,519)
  Payment of Other Operations and
   Maintenance Costs                           (88,713)  (83,154)  (76,531)
  Capital Lease Interest Paid                  (81,823)  (83,019)  (84,383)
  Interest Paid, Net of Amounts Capitalized    (71,072)  (66,625)  (64,025)
  Taxes Paid, Net of Amounts Capitalized       (99,590)  (99,126)  (86,310)
  Tax Assessment and Interest Deposit Paid      (2,078)        -   (23,019)
  Contract Termination Fee Paid                (10,000)  (40,000)        -
  Emission Allowance Inventory Purchases             -   (11,503)  (12,340)
  Emission Allowance Inventory Sales            11,368        39    14,712
  Interest Received                             10,149     9,152     6,342
  Income Taxes Paid                             (5,113)     (984)   (1,566)
  Other                                         (6,532)    4,751    (2,351)
---------------------------------------------------------------------------
    Net Cash Flows - Operating Activities      162,745   126,283   152,932
---------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital Expenditures                         (81,148)  (72,475)  (68,272)
  Investments in and Loans to Unregulated
   Energy Business                             (50,682)   (7,117)   (9,173)
  Distributions from Unregulated Energy
   Businesses                                   20,750     2,119         -
  Other Investments - Net                          186       968       328
---------------------------------------------------------------------------
    Net Cash Flows - Investing Activities     (110,894)  (76,505)  (77,117)
---------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt      99,511    16,928    16,725
  Proceeds from Borrowings Under Renewable
   Term Loan                                         -         -    14,000
  Payments to Retire Long-Term Debt           (129,472)     (500)  (11,600)
  Payments on Renewable Term Loan                    -   (31,000)  (14,000)
  Payments to Retire Capital Lease Obligations (17,232) (13,229) (36,292) Payments for Credit Agreement and Debt
   Issuance Costs                               (7,719)   (7,470)     (804)
  Other                                          1,972     1,458     1,353
---------------------------------------------------------------------------
    Net Cash Flows - Financing Activities      (52,940)  (33,813)  (30,618)
---------------------------------------------------------------------------
Net Increase (Decrease) in
 Cash and Cash Equivalents                      (1,089)   15,965    45,197
Cash and Cash Equivalents, Beginning of Year   146,256   130,291    85,094
---------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year       $ 145,167 $ 146,256 $ 130,291
===========================================================================

See Note 15 for supplemental cash flow information.
See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                         December 31,
                                                       1998        1997
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -

ASSETS
Utility Plant
  Plant in Service                                  $2,263,871  $2,194,150
  Utility Plant Under Capital Leases                   886,902     893,064
  Construction Work in Progress                         74,050      72,404
---------------------------------------------------------------------------
    Total Utility Plant                              3,224,823   3,159,618
  Less Accumulated Depreciation and Amortization    (1,051,994)   (982,621)
  Less Accumulated Amortization of Capital Leases      (85,826)    (73,728)
  Less Springerville Unit 1 Allowance                 (171,413)   (167,756)
---------------------------------------------------------------------------
    Total Utility Plant - Net                        1,915,590   1,935,513
---------------------------------------------------------------------------
Investments and Other Property                         110,318      79,471
---------------------------------------------------------------------------
Current Assets
  Cash and Cash Equivalents                            145,167     146,256
  Accounts Receivable                                   72,767      71,225
  Materials and Fuel                                    37,040      34,005
  Deferred Income Taxes - Current                       14,820      14,910
  Other                                                 24,950      22,954
---------------------------------------------------------------------------
    Total Current Assets                               294,744     289,350
---------------------------------------------------------------------------
Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Revenues     152,111     170,034
  Deferred Springerville Generation Costs              102,211     117,889
  Deferred Lease Expense                                 9,877      11,571
  Other Regulatory Assets                               18,886      11,089
Deferred Debits - Other                                 30,443      19,492
---------------------------------------------------------------------------
    Total Deferred Debits                              313,528     330,075
---------------------------------------------------------------------------
Total Assets                                        $2,634,180  $2,634,409
===========================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                               $  246,646  $  216,878
  Capital Lease Obligations                            889,543     890,257
  Long-Term Debt                                     1,184,423   1,215,120
---------------------------------------------------------------------------
    Total Capitalization                             2,320,612   2,322,255
---------------------------------------------------------------------------

Current Liabilities
  Current Obligations Under Capital Leases              11,647      14,552
  Current Maturities of Long-Term Debt                   1,725         500
  Accounts Payable                                      34,118      33,141
  Interest Accrued                                      70,771      64,812
  Taxes Accrued                                         27,167      24,397
  Accrued Employee Expenses                             15,207      13,832
  Contract Termination Fee Payable                           -      10,000
  Other                                                  6,705       6,987
---------------------------------------------------------------------------
    Total Current Liabilities                          167,340     168,221
---------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    62,028      77,606
  Deferred Investment Tax Credits Regulatory
   Liability                                            10,436      11,905
  Emission Allowance Gain Regulatory Liability          31,335      17,591
  Other                                                 42,429      36,831
---------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities       146,228     143,933
---------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
---------------------------------------------------------------------------
Total Capitalization and Other Liabilities          $2,634,180  $2,634,409
===========================================================================

See Notes to Consolidated Financial Statements.






































UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                          December 31,
                                                        1998 1997
---------------------------------------------------------------------------
COMMON STOCK EQUITY                                 - Thousands of Dollars -

 Common Stock--No Par Value                         $  640,640  $  638,904
                               1998         1997
                           -----------  -----------
  Shares Authorized         75,000,000   75,000,000
  Shares Outstanding        32,257,963   32,139,434
  Warrants Outstanding       2,984,822            -
 Accumulated Deficit                                  (393,994)   (422,026)
---------------------------------------------------------------------------
    Total Common Stock Equity                          246,646     216,878
---------------------------------------------------------------------------
PREFERRED STOCK
 No Par Value, 1,000,000 Shares Authorized,
 None Outstanding                                            -           -
---------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
 Springerville Unit 1                                  494,408     483,421
 Springerville Coal Handling Facilities                166,288     168,959
 Springerville Common Facilities                       123,835     127,986
 Irvington Unit 4                                      114,316     121,150
 Other Leases                                            2,343       3,293
---------------------------------------------------------------------------
   Total Capital Lease Obligations                     901,190     904,809
   Less Current Maturities                             (11,647)    (14,552)
---------------------------------------------------------------------------
    Total Long-Term Capital Lease Obligations          889,543     890,257
---------------------------------------------------------------------------
LONG-TERM DEBT
                                         Interest
        Issue              Maturity        Rate
---------------------------------------------------------------------------
First Mortgage Bonds
  Corporate                  2009          8.50%        27,900     165,000
                             2000         12.22%        46,878      78,750
  Industrial Development  2006 - 2008 6.10% to 7.50%    63,500      64,000
   Revenue Bonds (IDBs)      2021         Variable**         -     100,000
  First Collateral Trust
   Bonds                     2008          7.50%       140,000           -
Second Mortgage Bonds
 (IDBs)*                  2018 - 2022     Variable**   328,600     428,600
Unsecured IDBs            2020 - 2033 5.85% to 7.13%   579,270     379,270
---------------------------------------------------------------------------
   Total Stated Principal Amount                     1,186,148   1,215,620
   Less Current Maturities                              (1,725)       (500)
---------------------------------------------------------------------------
    Total Long-Term Debt                             1,184,423   1,215,120
---------------------------------------------------------------------------
Total Capitalization                                $2,320,612  $2,322,255
===========================================================================

* These IDBs are backed by LOCs under TEP's Credit Agreement. TEP's obligations under the Credit Agreement are secured with Second Mortgage Bonds.

** Interest Rates on variable rate tax-exempt debt (IDBs) ranged from 2.83% to 4.59% during 1998 and 1997, and averaged 3.51% in 1998 and 3.70% in 1997.


See Notes to Consolidated Financial Statements.





















































UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                  Accumulated
                                                      Common       Earnings
                                                      Stock        (Deficit)
-----------------------------------------------------------------------------
                                                     - Thousands of Dollars -

Balances at December 31, 1995                        $638,938      $(626,450)
  1996 Net Income                                           -        120,852
  2,886 Shares Issued under Stock Compensation Plans       47              -
  3,881 Shares Issued under Reverse Stock Split for
   Shareholders with Fractional Shares                      -              -
  6,537 Net Shares Purchased by Deferred
   Compensation Trust Less Distributions                  (99)             -
-----------------------------------------------------------------------------
Balances at December 31, 1996                         638,886       (505,598)
  1997 Net Income                                           -         83,572
  6,630 Shares Issued Under Stock Compensation Plans      108              -
  5,687 Net Shares Purchased by Deferred
   Compensation Trust Less Distributions                  (90)             -
-----------------------------------------------------------------------------
Balances at December 31, 1997                         638,904       (422,026)
  1998 Net Income                                           -         28,032
  116,696 Shares Issued Under Stock Compensation Plans  1,709              -
  1,833 Net Shares Distributed by Deferred
   Compensation Trust Less Purchases                       27              -
-----------------------------------------------------------------------------
Balances at December 31, 1998                        $640,640      $(393,994)
=============================================================================

We describe limitations on our ability to pay dividends in Note 9.

See Notes to Consolidated Financial Statements.























TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME              Years Ended December 31,
                                             1998        1997       1996
---------------------------------------------------------------------------
                                               - Thousands of Dollars -
Operating Revenues
 Retail Customers                        $ 625,721   $ 624,221   $ 611,564
 Amortization of MSR Option Gain
  Regulatory Liability                           -       8,105      20,053
 Sales for Resale                          143,269      97,567      84,256
---------------------------------------------------------------------------
    Total Operating Revenues               768,990     729,893     715,873
---------------------------------------------------------------------------
Operating Expenses
 Fuel and Purchased Power                  255,527     216,163     208,808
 Capital Lease Expense                     104,045     103,914     104,087
 Amortization of Springerville
  Unit 1 Allowance                         (30,522)    (28,037)    (29,090)
 Other Operations                          109,170     107,199      97,555
 Maintenance and Repairs                    36,143      36,657      36,449
 Depreciation and Amortization              90,358      86,405      98,246
 Taxes Other Than Income Taxes              50,395      51,339      61,902
 Voluntary Severance Plan Expense - Net          -       2,933      10,555
 Income Taxes                               18,372      19,297       9,795
---------------------------------------------------------------------------
    Total Operating Expenses               633,488     595,870     598,307
---------------------------------------------------------------------------
      Operating Income                     135,502     134,023     117,566
---------------------------------------------------------------------------
Other Income (Deductions)
 Income Taxes                                  794      41,401      91,950
 Reversal of Loss Provision                      -      10,154       8,472
 Interest Income                            10,800      11,239       6,460
 Interest Income - Note Receivable from
  UniSource Energy                           9,329           -           -
 Other Income (Deductions)                   2,851      (6,370)       (734)
---------------------------------------------------------------------------
    Total Other Income (Deductions)         23,774      56,424     106,148
---------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                             72,672      66,247      59,836
 Interest Imputed on Losses Recorded at
  Present Value                             34,179      32,657      32,599
 Other Interest Expense                     10,749       7,971      10,427
---------------------------------------------------------------------------
    Total Interest Expense                 117,600     106,875     102,862
---------------------------------------------------------------------------
Net Income                               $  41,676   $  83,572   $ 120,852
===========================================================================

See Notes to Consolidated Financial Statements.








TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS             Years Ended December 31,
                                                1998      1997      1996
---------------------------------------------------------------------------
                                               - Thousands of Dollars -
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers        $ 670,793 $ 664,294 $ 653,933
  Cash Receipts from Sales for Resale          141,210    96,569    80,123
  Fuel and Purchased Power Costs Paid         (238,722) (203,713) (180,134)
  Wages Paid, Net of Amounts Capitalized       (62,622)  (60,398)  (71,519)
  Payment of Other Operations and
   Maintenance Costs                           (81,676)  (83,154)  (76,531)
  Capital Lease Interest Paid                  (81,823)  (83,019)  (84,383)
  Interest Paid, Net of Amounts Capitalized    (71,072)  (66,625)  (64,025)
  Taxes Paid, Net of Amounts Capitalized       (99,091)  (99,126)  (86,310)
  Tax Assessment and Interest Deposit Paid      (2,078)        -   (23,019)
  Contract Termination Fee Paid                (10,000)  (40,000)        -
  Emission Allowance Inventory Purchases             -   (11,503)  (12,340)
  Emission Allowance Inventory Sales            11,368        39    14,712
  Interest Received                              8,517     9,152     6,342
  Income Taxes Paid                             (3,883)     (984)   (1,566)
  Other                                            937     4,751    (2,351)
---------------------------------------------------------------------------
    Net Cash Flows - Operating Activities      181,858   126,283   152,932
---------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital Expenditures                         (81,011)  (72,475)  (68,272)
  Transfer of Millennium Cash to UniSource
   Energy                                      (45,412)        -         -
  Investments in and Loans to Unregulated
   Energy Businesses                                 -    (7,117)   (9,173)
  Distributions from Unregulated Energy
   Businesses                                        -     2,119         -
  Other Investments - Net                          104       968       328
---------------------------------------------------------------------------
    Net Cash Flows - Investing Activities     (126,319)  (76,505)  (77,117)
---------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt      99,511    16,928    16,725
  Proceeds from Borrowings Under
   Renewable Term Loan                               -         -    14,000
  Payments to Retire Long-Term Debt           (129,472)     (500)  (11,600)
  Payments on Renewable Term Loan                    -   (31,000)  (14,000)
  Dividend Paid to UniSource Energy            (30,000)        -         -
  Payments to Retire Capital Lease Obligations (17,232) (13,229) (36,292) Payments for Credit Agreement and Debt
   Issuance Costs                               (7,719)   (7,470)     (804)
  Other                                          1,353     1,458     1,353
---------------------------------------------------------------------------
    Net Cash Flows - Financing Activities      (83,559)  (33,813)  (30,618)
---------------------------------------------------------------------------
Net Increase (Decrease) in
 Cash and Cash Equivalents                     (28,020)   15,965    45,197
Cash and Cash Equivalents, Beginning of Year   146,256   130,291    85,094
---------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year       $ 118,236 $ 146,256 $ 130,291
===========================================================================
See Note 15 for supplemental cash flow information.
See Notes to Consolidated Financial Statements.
TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                       1998 1997
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -
ASSETS
Utility Plant
  Plant in Service                                  $2,263,871  $2,194,150
  Utility Plant Under Capital Leases                   886,902     893,064
  Construction Work in Progress                         74,050      72,404
---------------------------------------------------------------------------
    Total Utility Plant                              3,224,823   3,159,618
  Less Accumulated Depreciation and Amortization    (1,051,994)   (982,621)
  Less Accumulated Amortization of Capital Leases      (85,826)    (73,728)
  Less Springerville Unit 1 Allowance                 (171,413)   (167,756)
---------------------------------------------------------------------------
    Total Utility Plant - Net                        1,915,590   1,935,513
---------------------------------------------------------------------------
Investments and Other Property                          62,978      79,471
---------------------------------------------------------------------------
Note Receivable from UniSource Energy                   79,462           -
---------------------------------------------------------------------------
Current Assets
  Cash and Cash Equivalents                            118,236     146,256
  Accounts Receivable                                   72,239      71,225
  Materials and Fuel                                    36,995      34,005
  Deferred Income Taxes - Current                       14,820      14,910
  Other                                                 14,735      22,954
---------------------------------------------------------------------------
    Total Current Assets                               257,025     289,350
---------------------------------------------------------------------------
Deferred Debits - Regulatory Assets
  Income Taxes Recoverable Through Future Revenues     152,111     170,034
  Deferred Springerville Generation Costs              102,211     117,889
  Deferred Lease Expense                                 9,877      11,571
  Other Regulatory Assets                               18,886      11,089
Deferred Debits - Other                                 30,443      19,492
---------------------------------------------------------------------------
    Total Deferred Debits                              313,528     330,075
---------------------------------------------------------------------------
Total Assets                                        $2,628,583  $2,634,409
===========================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                               $  229,861  $  216,878
  Capital Lease Obligations                            889,543     890,257
  Long-Term Debt                                     1,184,423   1,215,120
---------------------------------------------------------------------------
    Total Capitalization                             2,303,827   2,322,255
---------------------------------------------------------------------------

Current Liabilities
  Current Obligations Under Capital Leases              11,647      14,552
  Current Maturities of Long-Term Debt                   1,725         500
  Accounts Payable                                      37,256      33,141
  Interest Accrued                                      70,771      64,812
  Taxes Accrued                                         27,082      24,397
  Accrued Employee Expenses                             14,897      13,832
  Contract Termination Fee Payable                           -      10,000
  Other                                                  6,705       6,987
---------------------------------------------------------------------------
    Total Current Liabilities                          170,083     168,221
---------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    70,504      77,606
  Deferred Investment Tax Credits Regulatory Liability  10,436      11,905
  Emission Allowance Gain Regulatory Liability          31,335      17,591
  Other                                                 42,398      36,831
---------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities       154,673     143,933
---------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
---------------------------------------------------------------------------
Total Capitalization and Other Liabilities          $2,628,583  $2,634,409
===========================================================================

See Notes to Consolidated Financial Statements.





































TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                          December 31,
                                                        1998 1997
---------------------------------------------------------------------------
COMMON STOCK EQUITY                                 - Thousands of Dollars -

 Common Stock--No Par Value                         $  646,568  $  645,261
                               1998         1997
                           -----------  -----------
  Shares Authorized         75,000,000   75,000,000
  Shares Outstanding                 -   32,139,434
  Warrants Outstanding***      918,445    2,410,856
 Capital Stock Expense                                  (6,357)     (6,357)
 Accumulated Deficit                                  (410,350)   (422,026)
---------------------------------------------------------------------------
    Total Common Stock Equity                          229,861     216,878
---------------------------------------------------------------------------
PREFERRED STOCK
 No Par Value, 1,000,000 Shares Authorized,
 None Outstanding                                            -           -
---------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
 Springerville Unit 1                                  494,408     483,421
 Springerville Coal Handling Facilities                166,288     168,959
 Springerville Common Facilities                       123,835     127,986
 Irvington Unit 4                                      114,316     121,150
 Other Leases                                            2,343       3,293
---------------------------------------------------------------------------
   Total Capital Lease Obligations                     901,190     904,809
   Less Current Maturities                             (11,647)    (14,552)
---------------------------------------------------------------------------
    Total Long-Term Capital Lease Obligations          889,543     890,257
---------------------------------------------------------------------------
LONG-TERM DEBT
                                         Interest
        Issue              Maturity        Rate
---------------------------------------------------------------------------
First Mortgage Bonds
  Corporate                  2009          8.50%        27,900     165,000
                             2000         12.22%        46,878      78,750
  Industrial Development  2006 - 2008 6.10% to 7.50%    63,500      64,000
   Revenue Bonds (IDBs)      2021     Variable**             -     100,000
  First Collateral Trust
   Bonds                     2008          7.50%       140,000           -
Second Mortgage Bonds
  IDBs*                   2018 - 2022 Variable**       328,600     428,600
Unsecured IDBs            2020 - 2033 5.85% to 7.13%   579,270     379,270
---------------------------------------------------------------------------
   Total Stated Principal Amount                     1,186,148   1,215,620
   Less Current Maturities                              (1,725)       (500)
---------------------------------------------------------------------------
    Total Long-Term Debt                             1,184,423   1,215,120
---------------------------------------------------------------------------
Total Capitalization                                $2,303,827  $2,322,255
===========================================================================

* These IDBs are backed by LOCs under TEP's Credit Agreement. TEP's obligations under the Credit Agreement are secured with Second Mortgage Bonds.

** Interest rates on variable rate tax-exempt debt (IDBs) ranged from 2.83% to 4.59% during 1998 and 1997, and the average interest rate on such debt was 3.51% in 1998 and 3.70% in 1997.

*** There are 4.6 million outstanding TEP warrants which entitle the holders to purchase one share of TEP common stock for five warrants and $16.00. See
Note 13.

See Notes to Consolidated Financial Statements.














































TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                                       Capital  Accumulated
                                            Common      Stock    Earnings
                                            Stock      Expense   (Deficit)
---------------------------------------------------------------------------
                                           - Thousands of Dollars -

Balances at December 31, 1995             $645,295    $(6,357)   $(626,450)
  1996 Net Income                                -          -      120,852
  2,886 Shares Issued under Stock
   Compensation Plans                           47          -            -
  3,881 Shares Issued under Reverse
   Stock Split for Shareholders with
   Fractional Shares                             -          -            -
  6,537 Net Shares Purchased by Deferred
   Compensation Trust Less Distributions       (99)         -            -
---------------------------------------------------------------------------
Balances at December 31, 1996              645,243     (6,357)    (505,598)
  1997 Net Income                                -          -       83,572
  6,630 Shares Issued Under Stock
   Compensation Plans                          108          -            -
  5,687 Net Shares Purchased by Deferred
   Compensation Trust Less Distributions       (90)         -            -
---------------------------------------------------------------------------
Balances at December 31, 1997              645,261     (6,357)    (422,026)
  1998 Net Income                                -          -       41,676
  Dividend Paid to UniSource Energy              -          -      (30,000)
  22,733 Shares Held by Deferred
   Compensation Trust Transferred to
   UniSource Energy                            373          -            -
  Other                                        934          -            -
---------------------------------------------------------------------------
Balances at December 31, 1998             $646,568    $(6,357)   $(410,350)
===========================================================================

We describe limitations on our ability to pay dividends in Note 9.

See Notes to Consolidated Financial Statements.


















UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

  NATURE OF OPERATIONS

     UniSource Energy Corporation (UniSource Energy) is an exempt holding company under the Public Utility Holding Company Act. UniSource Energy has no significant operations of its own, but holds the stock of Tucson Electric Power Company (TEP) and Millennium Energy Holdings, Inc. (Millennium). TEP, a regulated public utility incorporated in Arizona since 1963, is UniSource Energy's largest operating subsidiary and represents substantially all of UniSource Energy's assets. Millennium holds the energy-related businesses described in Note 5. In October 1998 Millennium, formerly a subsidiary of MEH, and MEH Corporation (MEH), exchanged names.

     TEP generates, transmits and distributes electricity. TEP serves retail customers in an 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the Western United States. Approximately 60% of TEP's work force is subject to a collective bargaining unit. The collective bargaining agreement terminated on November 30, 1998. The collective bargaining agreement has been extended to November 30, 1999 for Springerville Generating Station employees in exchange for a 2.5% wage increase. Labor and management reached a tentative agreement on a new four-year labor contract for Tucson employees in the first quarter of 1999.

  BASIS OF PRESENTATION

     On January 1, 1998, TEP and UniSource Energy completed a transaction by exchanging all the outstanding common stock of TEP on a share-for-share basis for the common stock of UniSource Energy. In 1995, TEP's shareholders approved the share exchange. In 1997, the FERC and ACC approved the formation of the holding company.

     Following the share exchange, in January 1998 TEP transferred the stock of Millennium to UniSource Energy for a $95 million ten-year promissory note from UniSource Energy. In accordance with the ACC order authorizing the formation of the holding company, the note bears interest at 9.78% payable every two years beginning January 1, 2000.

     UniSource Energy's consolidated financial statements include the financial results of operations of UniSource Energy and its wholly owned subsidiaries as if UniSource Energy's current holding company structure had existed in all periods shown. For periods prior to January 1998, UniSource Energy's operations and those of TEP are the same.

     UniSource Energy and TEP use the following three methods to report investments in their subsidiaries or other companies:

   - Consolidation: When we own a majority of the voting stock of a subsidiary, we combine the accounts of the subsidiary with our accounts. We eliminate intercompany balances and transactions when we combine these accounts.

   - The Equity Method: We use the equity method to report corporate joint ventures, partnerships, and affiliated companies when we hold a 20% to 50% voting interest. Under the equity method, we report:

     - Our interest in the entity as an investment at cost on our balance sheet; and
     - Our percentage share of the net income (loss) from the entity in our income.

   - The Cost Method: We use the cost method when we hold less than a 20% voting interest in an investment. Under the cost method, we report our investment at cost on our balance sheet.

All non-utility operating transactions are included in the Other Income (Deductions) section of the income statements.

  USE OF ACCOUNTING ESTIMATES

     Management makes estimates and assumptions when preparing financial statements under Generally Accepted Accounting Principles (GAAP). These estimates and assumptions affect:

   - A portion of the reported amounts of assets and liabilities at the dates of the financial statements;
   - Our disclosures regarding contingent assets and liabilities at the dates of the financial statements; and
   - A portion of the reported revenues and expenses during the financial statement reporting periods.

Because these estimates involve judgments, the actual amounts may differ from the estimates.

  REGULATION

     The Arizona Corporation Commission (ACC) and, in some areas, the Federal Energy Regulatory Commission (FERC) regulate TEP's utility accounting practices and electricity rates. TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. These effects are described in Accounting for the Effects of Regulation in Note 2.

  TEP UTILITY PLANT

     We report TEP's utility plant at its original cost. Utility plant includes:

   - Material and labor,
   - Contractor costs,
   - Construction overhead costs (where applicable), and
   - An Allowance for Funds Used During Construction (AFUDC).
     AFUDC reflects the cost of financing construction projects with borrowed funds and equity funds. The component of AFUDC attributable to borrowed funds is included as a reduction of Other Interest Expense. The equity component is included in Other Income (Deductions). In 1998, 1997 and 1996, we imputed the cost of capital on construction expenditures at 6.30%, 5.55% and 4.24%, respectively, to reflect the cost of using borrowed and equity funds to finance construction.

     Depreciation

     We compute depreciation on a straight-line basis at rates based on the economic lives of the assets. These rates are authorized by the ACC and averaged 3.53%, 3.44% and 3.56% in 1998, 1997 and 1996, respectively. The economic lives for production plant are based on remaining lives. The economic lives for transmission plant, distribution plant, general plant and intangible plant are based on average lives. The rates also reflect estimated removal costs, net of estimated salvage value. Minor replacements and repairs are expensed as incurred. Retirements of utility plant, together with removal costs less salvage, are charged to accumulated depreciation.

  TEP UTILITY PLANT UNDER CAPITAL LEASES

     TEP financed the following assets with leases:

   - Springerville Common Facilities,
   - Springerville Unit 1,
   - Springerville Coal Handling Facilities, and
   - Irvington Unit 4.

Under GAAP, these leases qualify as capital leases. However, for ACC rate-making purposes, these leases are treated as operating leases with recovery as if rent payments were made in equal amounts annually during the lease term. We record lease expense (interest and depreciation) on a basis which reflects the rate-making treatment. We describe the differences between GAAP capital lease accounting used by unregulated companies and the ACC rate-making method used by us in Deferred Lease Expense in Note 2. We describe the lease terms in Capital Lease Obligations in Note 7.

     The following table shows the amount of lease expense incurred for these four leases and TEP's remaining leases.

                                                    Years Ended December 31,
                                                      1998    1997    1996
     -----------------------------------------------------------------------
                                                     - Millions of Dollars -
     Lease Expense:
       Interest                                      $  96   $  95   $  95
       Depreciation                                     18      17      15
     -----------------------------------------------------------------------
        Total Lease Expense                          $ 114   $ 112   $ 110
     =======================================================================

     Lease Expense Included In:
       Operating Expenses - Fuel and
        Purchased Power                               $  10   $  10   $   9
       Operating Expenses - Capital Lease
        Expense                                         104     104     104
       Balance Sheet - Deferred Lease Expense             -      (2)     (3)
     -----------------------------------------------------------------------
        Total Lease Expense                           $ 114   $ 112   $ 110
     =======================================================================

     The Deferred Lease Expense of $10 million and $12 million at December 31, 1998 and 1997, respectively, includes:

   - the cumulative difference in interest expense between the ACC's operating lease method of amortizing the lease obligation for regulatory purposes and GAAP capital lease amortization (see Deferred Lease Expense in Note 2); and

   - the balance of Pre-1993 Springerville Coal Handling Facilities Lease Costs Deferred described in Deferred Lease Expense in Note 2.

  SPRINGERVILLE UNIT 1 ALLOWANCE

     In a 1989 Rate Order, the ACC limited TEP's recovery of non-fuel expenses of Springerville Unit 1 through retail rates to a rate of $15 per kW per month based on a 360 MW capacity rating. These costs averaged approximately $22 per kW per month during the period 1996 through 1998. In 1990 and 1992, TEP recorded losses and a Springerville Unit 1 Allowance equal to the present value of the excess of TEP's estimated costs through 2014 (the end of the initial term of the lease) over $15 per kW per month using a discount rate of 13%.

     The balance sheet contra-asset Springerville Unit 1 Allowance (the present value of the estimated excess costs) changes as follows:

   - Increases each year by the amount of interest expense accrued at 13% on the contra-asset. This interest expense is included as part of Interest Imputed on Losses Recorded at Present Value in the Interest Expense section in the income statements. In 1998, 1997 and 1996, the interest expense accrual related to the Springerville Unit 1 Allowance was $34.2 million, $32.4 million and $30.3 million, respectively.

   - Decreases by the amount of Amortization of Springerville Unit 1 Allowance which is a contra-expense included in Operating Expenses. In 1998, 1997 and 1996, the amount amortized was $30.5 million, $28.0 million and $29.1 million, respectively.

  LONG-TERM DEBT

     We defer all costs related to the issuance of long-term debt. These costs include underwriters' commissions, discounts or premiums, and other costs such as legal, accounting and regulatory fees and printing costs. We amortize these costs over the life of the debt.

     When we incur gains and losses on debt that we retire prior to maturity, we amortize the gains or losses over the remaining original life of the debt.

  UTILITY OPERATING REVENUES

     We record utility operating revenues when we deliver electricity to customers. Operating revenues include unbilled revenues which are earned (service has been provided) but not billed by the end of an accounting period. In the third quarter of 1998, TEP changed its method of estimating unbilled revenues to more accurately reflect sales made but not yet billed. If we had continued using the previous method of calculating unbilled revenues, revenues for the three-months and twelve-months ended December 31, 1998 would have been $2.7 million less and $4.4 million greater, respectively.

  FUEL COSTS

     Fuel inventory, primarily coal, is recorded at weighted average cost. TEP uses full absorption costing. Under full absorption costing, all costs incurred in the production process are included in the cost of the inventory. Examples of these costs are direct material, direct labor and overhead costs.

     As described in Deferred Lease Expense in Note 2, Pre-1993 Springerville Coal Handling Facilities Lease Costs Deferred are being amortized to fuel expense on a straight-line basis through the year 2030 at an average cost of $1.4 million per year pursuant to the 1994 Rate Order.

  INCOME TAXES

     We are required by GAAP to report some of our assets and liabilities differently for our financial statements than we do for income tax purposes. The tax effects of differences in these items are reported as deferred income tax assets or liabilities in our balance sheets. We measure these assets and liabilities using income tax rates that are currently in effect.

     See Note 2 for discussion of the following income tax items:

   - Income Taxes Recoverable Through Future Revenues
   - Deferred Investment Tax Credits Regulatory Liability

     The income tax benefits included in Other Income (Deductions) in the 1997 and 1996 income statements are primarily a result of the recognition of a portion of the net operating loss carryforwards. See Note 11.

     We allocate income taxes to the subsidiaries based on their taxable income and deductions used in the consolidated tax return.

  EMISSION ALLOWANCES

     Emission Allowances are issued by the EPA and each permits emission of one ton of sulfur dioxide. These allowances can be sold. TEP records Emission Allowance purchases in a noncurrent inventory account included in Investments and Other Property on the balance sheets. Emission allowance inventory is recorded at weighted average cost. Gains on sales of Emission Allowances are deferred as Emission Allowance Gain Regulatory Liability in the balance sheets. See Emission Allowance Gain Regulatory Liability in Note 2.

  NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. This Statement requires all derivative instruments to be recognized as either assets or liabilities in the balance sheet. Some derivative instruments offset, or hedge, exposure to a specific risk. If the derivative is not a hedging instrument, measurement is at fair value and changes in fair value (i.e., gains and losses) are recognized in earnings in the period of change. If a derivative qualifies as a hedge, the accounting for changes in fair value will depend on the specific exposure being hedged. We are required to adopt FAS 133 in the first quarter of 2000. We are still quantifying the effect, if any, that the adoption of FAS 133 will have on our financial statements.

     In November 1998, the Emerging Issues Task Force issued guidance on accounting for energy trading activities. Energy trading activities are intended to generate profits from changes in the market prices for energy-related commodities such as electricity, natural gas and coal. These activities include certain purchase power and transmission contracts. This guidance requires us to measure the difference between cost and market value for our energy contracts and include any resulting gains or losses in earnings. We are required to adopt this guidance in the first quarter of 1999. We do not expect the adoption of this guidance to have a material effect on our financial statements.

  RECLASSIFICATIONS

     We have made minor reclassifications to the prior year financial statements to conform to the current year's presentation.

NOTE 2.  TEP'S REGULATORY ASSETS AND LIABILITIES
------------------------------------------------

     As discussed in Note 1, the ACC and, in some areas, the FERC regulate TEP's utility accounting practices and electricity rates.

  ACCOUNTING FOR THE EFFECTS OF REGULATION

     TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not allow TEP to currently charge its customers to recover certain expenses but; instead, require that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP not show these expenses on its current income statements but defer these items and show them as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items as expense to the income statement as those charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement.

     We have recorded regulatory assets and liabilities in our balance sheets in accordance with FAS 71. TEP periodically assesses the recoverability of costs recognized as regulatory assets and the ability to continue to account for its activities in accordance with FAS 71 based on each rate action and the criteria set forth in FAS 71.

     The balance sheets contain certain amounts solely as a result of using FAS 71:

                                                         December 31,
                 Assets (Liabilities)                  1998         1997
     --------------------------------------------------------------------
                                                  - Millions of Dollars -
     Income Taxes Recoverable Through Future
      Revenues                                        $  152      $  170
     Deferred Springerville Generation Costs             102         118
     Deferred Lease Expense                               10          12
     Other Regulatory Assets                              19          11
     --------------------------------------------------------------------
        Total Regulatory Assets                       $  283      $  311
     ====================================================================
     Deferred Investment Tax Credits
      Regulatory Liability                            $  (10)     $  (12)
     Emission Allowance Gain Regulatory
      Liability                                          (31)        (18)
     --------------------------------------------------------------------
        Total Regulatory Liabilities                  $  (41)     $  (30)
     ====================================================================

     TEP records regulatory assets based on:

   - ACC rate orders that provide a mechanism for recovery in regulated rates; or
   - historical rate treatment which provides evidence that the amounts will probably be recovered through future rates.

Our regulated rates include a return on investment for the material regulatory assets listed in the above table.

     The income statements include the following amounts due to application of FAS 71:

                                                  Years Ended December  31,
                Income (Expense)                    1998     1997     1996
     ----------------------------------------------------------------------
                                                   - Millions of Dollars -
     Income Taxes Recoverable Through Future
      Revenues - Tax Depreciation Differences
      (Flow Through)                              $   (4)  $    -   $    -
     Amortization of Deferred Springerville
      Generation Costs                               (16)     (15)     (24)
     Amortization of Other Regulatory Assets          (2)      (1)      (1)
     Investment Tax Credit Amortization                5        3        4
     Amortization of MSR Option Gain Regulatory
      Liability                                          -        8       20
     Interest Imputed on Losses (MSR Option Gain
      Regulatory Liability) Recorded at Present
      Value                                            -        -       (2)
     ----------------------------------------------------------------------

     If TEP had not applied FAS 71 in these years, the above amounts would have been reflected in the income statements in prior periods, except for the amortization and interest expense related to the MSR Option Gain Regulatory Liability. These MSR amounts would not have been recorded. Capital lease expense would be recognized at different annual amounts if TEP were to discontinue the application of FAS 71 although the total would be the same over the life of the leases. Lease expense included on our income statements amounted to $114 million in 1998 and 1997 and $113 million in 1996. If we had not applied FAS 71, lease expense would have been $135 million in 1998 and $134 million in 1997 and 1996. See Deferred Lease Expense below.

     Additionally, if TEP had not applied FAS 71, no amortization or interest expense relating to the Springerville Unit 1 Allowance (see Note 1) would have been recorded. Instead, we would have reduced the Springerville Unit 1 Capital Lease Asset by the Springerville Unit 1 Allowance. This reduction to the Springerville Unit 1 Capital Lease Asset would have reduced subsequent capital lease depreciation expense.

     See Potential Discontinuation of Application of FAS 71 below.

     INCOME TAXES RECOVERABLE THROUGH FUTURE REVENUES

     A portion of the total deferred income tax liability relates to our utility business, but has not been reflected in the rates we charge our customers. This portion of the liability is recorded as Income Taxes Recoverable Through Future Revenues, a regulatory asset. These income taxes represent the tax effect of temporary differences in depreciation and AFUDC. We amortize these amounts to income tax expense as the temporary differences reverse.

     Deferred Springerville Generation Costs

     Deferred Springerville Generation Costs consist of the following:

   - Deferred Springerville Common Facility Costs: These are lease and operating costs that TEP incurred for the leased portion of the Springerville Common Facilities during the period after Springerville Unit 1 was placed in service and before Springerville Unit 2 was placed in service. The ACC ordered deferral of these costs and amortization, as depreciation, over the initial term of the Springerville Common Facilities Leases. See Capital Lease Obligations in Note 7. This depreciation amounts to approximately $3 million per year. The unamortized balance at December 31, 1998 and 1997 was $55.7 million and $58.2 million, respectively.

   - Deferred Springerville Contract Termination Fee: On June 27, 1997, TEP signed an agreement with the coal supplier for the Springerville Generating Station to terminate the then-existing coal supply contract and enter into a new lower cost contract with the same supplier. See TEP Commitments - Fuel Purchase in Note 10. TEP paid a $50 million termination fee in three installments: $30 million in June 1997, $10 million in September 1997, and $10 million in March 1998.

     Based on an ACC order, TEP recorded a regulatory asset for the termination fee and is amortizing approximately $4 million per year to Fuel and Purchased Power expense over the 13-year term of the new agreement. The unamortized balance at December 31, 1998 and 1997 was $44.2 million and $48.1 million, respectively.

   - Deferred Springerville Unit 2 Costs: Prior to the ACC's 1996 Rate Order, TEP was not recovering 37.5% of the deferred Springerville Unit 2 rate synchronization costs (non-fuel costs of Springerville Unit 2 incurred from January 1, 1991 through October 14, 1991) through retail rates. Beginning March 31, 1996, these costs are being amortized over a three-year period in accordance with the 1996 Rate Order. The amortization of these costs included in Depreciation and Amortization on the 1998, 1997 and 1996 income statements amounted to $9 million, $10 million and $21 million, respectively. The unamortized balance at December 31, 1998 and 1997 was $2.3 million and $11.6 million, respectively.

     Deferred Lease Expense

     Deferred Lease Expense relates to TEP's capital leases described in TEP Utility Plant Under Capital Leases in Note 1 and is comprised of the following:

   - Pre-1993 Springerville Coal Handling Facilities Lease Costs Deferred:
TEP deferred certain lease and interest costs through 1992 based on ACC rate-making treatment. The ACC's 1994 Rate Order allowed TEP to recover these costs on a straight-line basis through 2030. These costs are being amortized equally to Fuel and Purchased Power expense and Depreciation and Amortization expense.

   - Capital vs. Operating Lease Treatment: Under GAAP, these leases qualify as capital leases. However, for ACC rate-making purposes, these leases are treated as operating leases with recovery as if payments were made in equal annual amounts. Because TEP follows FAS 71, Capital Lease Expense on the income statement reflects the rate-making expense. However, the Capital Lease Asset and Obligation on the balance sheet reflect capital lease accounting used by unregulated companies. The differences between the ACC's operating lease method and the GAAP capital lease method are recorded as a deferred lease asset or liability and include the following:

     - Interest Expense Differences: These are the differences between interest expense under the ACC's operating lease method and interest expense under GAAP capital lease accounting for unregulated companies.

     - Lease Term Differences: Under GAAP, the initial term of the lease is normally used for the cost recognition period. For rate-making purposes, the ACC uses the initial term of the leases, except for the Springerville Coal Handling Facilities Leases. The ACC mandated that the period of recovery for the Springerville Coal Handling Facilities Leases be the initial term of the leases plus the first optional renewal period of six years. As a result of the ACC mandate and application of FAS 71, we amortize the Springerville Coal Handling Facilities Lease costs based on the extended period. We describe our lease terms in Capital Lease Obligations in Note 7.

     Deferred Investment Tax Credits Regulatory Liability

     ITC reduces federal income taxes. On our financial statements we have deferred the benefit relating to ITC claimed on tax returns. This deferred benefit is recorded as Deferred Investment Tax Credits Regulatory Liability on the balance sheets. As authorized by the ACC, we amortize this regulatory liability over the tax lives of the related property. This amortization is an income tax benefit in the income statement. See Note 11.

     Emission Allowance Gain Regulatory Liability

     Gains on sales of Emission Allowances are deferred as an Emission Allowance Gain Regulatory Liability in the balance sheets and will be amortized as income in 2000 - 2024, the period TEP expects to use the Emission Allowance inventory to meet EPA regulations. The deferral for future amortization reflects the expected regulatory treatment of the gains. We describe the environmental regulations that apply to TEP in Commitments - Environmental Regulation in Note 10.

     MSR Option Gain Regulatory Liability

     In a 1989 Rate Order the ACC allocated to retail customers part of TEP's 1982 gain from the sale of an option to purchase a 28.8% interest in San Juan Unit 4. The ACC ordered TEP to recognize the MSR Option Gain by amortizing amounts to operating revenue through May 1997. Therefore, in 1990, TEP recorded a loss and the MSR Option Gain Regulatory Liability, equal to the present value of the amounts to be amortized through May 1997, calculated using a 13% discount rate. In 1997 and 1996, the amounts amortized to operating revenues were $8.1 million and $20.1 million, respectively.

     Retail Excess Capacity Deferrals

     SEE DISCUSSION OF THIS OFF-BALANCE SHEET REGULATORY ASSET IN RATE REDUCTION IN NOTE 3.

  POTENTIAL DISCONTINUATON OF APPLICATION OF FAS 71

     A regulated company must satisfy certain conditions to apply the accounting policies and practices of FAS 71. These conditions include:

   - an independent regulator sets rates;
   - the regulator sets the rates to cover specific costs of delivering service; and
   - the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

     We periodically assess whether we continue to meet these conditions. If we were required to stop applying FAS 71 to all or a portion of TEP's regulated utility operations, we would write off the related balances of TEP's regulatory assets and liabilities as a charge in our income statement. In that event, our earnings would be reduced by the amount of regulatory assets, net of regulatory liabilities, after applicable deferred income taxes. Based on the balances of TEP's regulatory assets and liabilities at December 31, 1998, if we had ceased applying FAS 71 to all of TEP's regulated operations, we would have recorded an extraordinary loss of approximately $145 million, net of the related income tax benefit of $97 million. However, we would not write-off the regulatory assets, net of regulatory liabilities, if we are authorized to recover these amounts through the remaining regulated portion of our business. See Recovery of Stranded Costs below.
Approximately 62% of TEP's net regulatory assets on the balance sheet relate to electric generation. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.

     If we stop applying FAS 71, we would need to evaluate the likelihood that we could recover the cost of TEP's electric plant in the marketplace. If undiscounted cash flows are less than the carrying value of plant assets that we continue to own, then we would need to write off as an expense a portion of those plant assets to reflect their current market value. Plant assets to be disposed of would be written down to fair value if it is less than carrying value. We cannot predict if we would write off any plant assets as a result of these evaluations.

     Events That May Impact TEP's Application of FAS 71 - Retail Electric Competition

     In December 1996, the ACC adopted retail electric competition rules (Rules) to introduce retail electric competition in Arizona. As initially adopted, the rules required each "Affected Utility" (TEP, Arizona Public Service Company, Citizens Utilities Company and several cooperatives) to open its retail service area to competing electric service providers over the period 1999 to 2003. On August 5, 1998, the ACC adopted amendments to these Rules which, in part, provide a two-year phase-in schedule in which all retail customers will have access to competitive generation by January 1, 2001. Subsequently, the ACC delayed implementation of the Rules - see below.

     On June 22, 1998, the ACC adopted an order requiring Arizona utilities to choose from one of two options for recovery of stranded costs resulting from the implementation of retail electric competition by August 21, 1998. Stranded costs represent costs recoverable by a utility in a regulated market that would not likely be recovered through the prices charged for electricity and other services in a competitive market. The two options were:

  (1)Divestiture/Auction Methodology
     - This method would require the sale of all electric generation assets through auction by January 1, 2001;
     - Stranded costs would be calculated as the difference between book value of generation assets (including related regulatory assets) and the proceeds of the sale;
     - 100% of stranded costs, including a return on the unamortized balance, would be recovered over a ten-year period; and
     - All customers of Affected Utilities would pay for the stranded costs.

  (2)Transition Revenues Methodology
     - The ACC would determine the revenues necessary to maintain financial integrity (such as avoiding default under currently existing financial instruments); and
     - Affected Utilities would recover the determined amount of stranded costs over a period of ten years.

     The June 1998 order encouraged, but did not require, full divestiture of generating assets through an auction to unaffiliated third parties. The order stated that only those Affected Utilities choosing divestiture through the Divestiture/Auction Methodology would have the opportunity to recover 100% of unmitigated stranded costs. The order also specified that some form of rate cap would be in place for Standard Offer Electric Service customers during the transition period. Standard Offer Electric Service customers are those who do not have, or do not choose, access to competing electric service providers during the phase-in of retail electric competition.

     On August 21, 1998, as required by the June 1998 order, TEP filed a proposed plan for divestiture of generating assets and stranded cost recovery with the ACC. Under the plan, TEP proposed to divest all of its generating assets and associated property as a method of recovering stranded costs. In its filing with the ACC, TEP estimated its stranded costs may range from $600 million to $1.1 billion.

     ACC Staff Stranded Cost Recovery Agreement

     On November 4, 1998, TEP reached a settlement agreement with the ACC Staff related to TEP's plan to divest generation assets and for 100% recovery of stranded costs. The agreement also supported an exchange of TEP's interests in the Navajo and Four Corners Generating Stations for certain high voltage transmission assets owned by APS. Because the ACC did not approve the SCR Agreement by November 25, 1998, the agreement is considered withdrawn by TEP and the ACC Staff.

     ACC Delays Retail Electric Competition Rules

     In December 1998, the ACC approved implementation of the Rules on January 1, 1999. The Rules were substantially the same as those adopted in December 1996 and amended on August 5, 1998. However, the ACC increased the percentage of residential customers eligible to choose alternative energy suppliers on January 1, 1999 from 1/2 of 1% to 1 1/2, with an additional 1 1/4% eligible each quarter until January 1, 2001. This meant that 3,750 of TEP's residential customers would have been eligible to choose a competing electric service provider on January 1, 1999 and an additional 3,750 customers each subsequent quarter.

     On January 5, 1999, the ACC delayed implementation of the Rules. The ACC did not set a date that the Rules will become effective. The ACC Hearing Officer issued a Proposed Order on February 5, 1999 and amended it on March 12, 1999. If adopted by the ACC, the Proposed Order would modify the June 1998 order so that divestiture is not required for 100% stranded cost recovery. The Proposed Order allows for alternative methodologies for determining stranded costs so long as the plans are found to be in the best interest of all stakeholders. Under the Proposed Order, Affected Utilities will have an opportunity to amend their previously filed stranded cost recovery plans. TEP's original stranded cost recovery plan, filed on August 21, 1998, specified divestiture of generation assets as the preferred method for recovery given the then available options. TEP filed exceptions to the Proposed Order on February 17, 1999. No meeting date has been set to consider the Proposed Order. If the Proposed Order is approved, TEP may amend its stranded cost recovery proposal. We cannot predict the outcome of the numerous unresolved issues, including quantification and recovery of stranded costs, whether the Rules will be changed, or the date the Rules will become effective.

     Recovery of Stranded Costs

     We expect that TEP will stop accounting for its generation operations using FAS 71 when the ACC approves a cost recovery plan specific to TEP which includes the amount of stranded costs (including regulatory assets, net of regulatory liabilities) that TEP can recover and a cost recovery method. Until the ACC approves the amount and recovery method, we are unable to predict the amount of write-offs, if any, or other changes in asset and liability values which would be recorded at that time.

     TEP intends to continue to seek 100% recovery of stranded costs. While there can be no assurance as to the specific form of any stranded cost recovery plan, the June 22, 1998 ACC order permitting recovery of 100% of stranded costs upon divestiture of generating assets currently remains in effect.

     OTHER ACTIONS REGARDING COMPETITION

     In May 1998 the Arizona State Legislature approved and the Governor signed a bill regarding retail electric competition. The legislation requires the introduction of customer choice to 20% of each public power entity's retail load by December 31, 1998 with 100% customer choice by December 31, 2000. This legislation only applies to public power entities such as SRP. However, the bill encourages broader application of the legislation's principles by the ACC to the state's investor-owned utilities, including TEP, and cooperatives.

     We cannot predict the outcome of the legislation or the ACC's Rules. Additionally, federal legislators introduced several retail competition initiatives in Congress which, if passed, could modify or override the actions taken by the ACC or the Arizona Legislature.

NOTE 3.  RATE MATTERS
---------------------

  RATE REDUCTION

     On August 25, 1998, the ACC approved a rate settlement agreement (Rate Settlement) which provides TEP's retail customers with the following base price decreases:

   - an initial 1.1% decrease (approximately $7.0 million) effective July 1,
1998,
   - a second decrease of 1.0% (approximately $5.5 million) on July 1, 1999, and
   - an additional 1.0% decrease (approximately $5.5 million) on July 1,
2000.

     The latter two decreases will apply to all tariffed retail customers prior to the start of competition and to all Standard Offer Electric Service customers. See discussion regarding the delay in the ACC's retail electric competition rules in Note 2.

     The Rate Settlement also mitigates certain potentially stranded costs by accelerating the recovery of the Retail Excess Capacity Deferrals. Beginning December 31, 1996, the amortization period for the Retail Excess Capacity Deferrals decreased from 20 years to 7.8 years. Retail Excess Capacity Deferrals represent operating and capital costs associated with Springerville Unit 2 capacity which the ACC did not allow us to recover in rates until 1994 and 1996. These Retail Excess Capacity Deferrals totaled $69.5 million and $81.6 million at December 31, 1998 and 1997, respectively. These deferrals are reflected only in our regulatory calculations. The accompanying balance sheets do not include these deferrals as the costs were expensed when incurred for financial reporting purposes. The $4.3 million (after-tax) increase in annual amortization expense from the decreased amortization period is reflected in TEP's regulatory accounting records, not presented here, and does not have an impact on the expenses included in our financial statements.

  1996 RATE ORDER

     On March 29, 1996, the ACC authorized a 1.1%, or $6.4 million, increase in TEP's base rates effective March 31, 1996. Under the 1996 Rate Order, TEP cannot seek a base rate increase before January 1, 2000, subject to specific exceptions.

NOTE 4.  SEGMENT AND RELATED INFORMATION
----------------------------------------

     In 1998, we adopted Statement of Financial Accounting Standards No.131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information, which requires that we report financial and descriptive information about our operating segments. These segments are determined based on the way we organize our operations and evaluate performance. UniSource Energy's principal business segment is TEP, a regulated electric utility. The other reportable business segment is Millennium which holds the following unregulated energy businesses:

   - Advanced Energy Technologies, Inc. (Advanced Energy) which owns 50 percent of Global Solar Energy, L.L.C., a developer and manufacturer of photovoltaic materials;
   - MEH Corporation (MEH) which holds a 50 percent interest in New Energy Ventures, Inc. (NEV), an energy buyer representative; and
   - Nations Energy Corporation (Nations) which is an independent power developer.

     As discussed in Note 1, we record our percentage share of the earnings of affiliated companies when we hold a 20% to 50% voting interest. Our portion of the net income (loss) of the entities held by our unregulated energy businesses is shown below in Net Income (Loss) from Equity Method Entities.

     See Note 5 for more information on our unregulated energy businesses. Intersegment revenues are not material. The accounting policies of the segments are described in Note 1. We disclose selected financial data for our business segments in the following tables:

                                    Segments
                            -----------------------
                               TEP:      Millennium:
                            Regulated   Unregulated               UniSource
                             Electric     Energy     Reconciling    Energy
1998                         Utility     Businesses  Adjustments Consolidated
-----------------------------------------------------------------------------
                                       - Thousands of Dollars  -
Income Statement
----------------
  Operating Revenues        $ 768,990    $   1,927    $  (2,241)   $ 768,676
-----------------------------------------------------------------------------
  Net Income (Loss) from
   Equity Method Entities*:
    Advanced Energy's
     Joint Ventures                           (376)                     (376)
    MEH's Joint Ventures                   (16,041)                  (16,041)
    Nations' Joint Ventures                  2,758                     2,758
    Other Entities'
      Joint Ventures                           (44)                      (44)
                                           --------                  -------
       Total                        -      (13,703)           -      (13,703)
-----------------------------------------------------------------------------
   Interest Income             10,800        2,671       (2,605)      10,866
-----------------------------------------------------------------------------
   Interest Expense           117,600           14          (14)     117,600
-----------------------------------------------------------------------------
   Depreciation and
    Amortization               90,358           89          (89)      90,358
-----------------------------------------------------------------------------
   Income Tax (Benefit)
    Expense                    17,578       (3,761)          18       13,835
-----------------------------------------------------------------------------
   Net Income (Loss):
    Advanced Energy                           (261)
    MEH                                     (9,192)
    Nations                                  1,396
    Other Entities                             (52)
                                             ------
       Total Net Income (Loss) 41,676       (8,109)      (5,535)      28,032
-----------------------------------------------------------------------------










Cash Flow Statement
-------------------
  Net Cash Flows from
   Operating Activities       181,858      (17,916)      (1,197)     162,745
-----------------------------------------------------------------------------
   Capital Expenditures       (81,011)        (137)           -      (81,148)
-----------------------------------------------------------------------------
   Investments in and Loans
    to Unregulated Energy
     Businesses:
     Advanced Energy                        (2,050)                   (2,050)
     MEH                                   (33,000)                  (33,000)
     Nations                               (15,617)                  (15,617)
     Other Entities                            (15)                      (15)
                                           --------                  -------
        Total                       -      (50,682)           -      (50,682)
-----------------------------------------------------------------------------
   Distributions from
    Unregulated Energy
     Businesses:
     Nations                        -       20,750            -       20,750
-----------------------------------------------------------------------------
Balance Sheet
-------------
  Total Assets              2,628,583       74,144      (68,547)   2,634,180
-----------------------------------------------------------------------------
  Millennium's Equity
   Method Investment in
   Unregulated Energy
   Businesses:
    Advanced Energy                          6,622       (6,622)
    MEH                                     24,092      (24,092)
    Nations                                 42,539      (42,539)
    Other Entities                           1,118       (1,118)
                                            -------     --------
      Total                         -       74,371      (74,371)           -
-----------------------------------------------------------------------------






















                                   Segments
                            -----------------------
                              TEP:      Millennium:
                           Regulated   Unregulated                 UniSource
                            Electric     Energy      Reconciling    Energy
1997                        Utility     Businesses   Adjustments Consolidated
-----------------------------------------------------------------------------
                                       - Thousands of Dollars  -
Income Statement
----------------
  Operating Revenues        $ 729,893    $     682    $    (682)  $ 729,893
-----------------------------------------------------------------------------
  Net Income (Loss) from
   Equity Method Entities*:
    Advanced Energy's
     Joint Ventures                           (231)                    (231)
    MEH's Joint Ventures                    (7,759)                  (7,759)
    Nations' Joint Ventures                  3,545                    3,545
    Other Entities'
     Joint Ventures                            (11)                     (11)
                                           --------                 --------
       Total                        -       (4,456)           -      (4,456)
-----------------------------------------------------------------------------
   Interest Income             11,239          506         (506)     11,239
-----------------------------------------------------------------------------
   Interest Expense           106,875           47          (47)    106,875
-----------------------------------------------------------------------------
   Depreciation and
    Amortization               86,405           43          (43)     86,405
-----------------------------------------------------------------------------
   Income Tax (Benefit)
    Expense                   (19,266)      (2,838)       2,838     (19,266)
-----------------------------------------------------------------------------
   Net Income (Loss):
    Advanced Energy                           (583)
    MEH                                     (4,567)
    Nations                                    194
    Other Entities                            (388)
                                             ------
       Total                   88,916       (5,344)           -      83,572
-----------------------------------------------------------------------------


















Cash Flow Statement
-------------------
  Net Cash Flows from
   Operating Activities       128,488       (2,205)           -      126,283
-----------------------------------------------------------------------------
   Capital Expenditures       (72,391)         (84)           -      (72,475)
-----------------------------------------------------------------------------
   Investments in and Loans to
    Unregulated Energy Businesses:
     MEH                                    (4,800)                   (4,800)
     Nations                                (2,117)                   (2,117)
     Other Entities                           (200)                     (200)
                                           --------                  --------
        Total                       -       (7,117)           -       (7,117)
-----------------------------------------------------------------------------
   Distributions from
    Unregulated Energy
     Businesses:
     Nations                        -        2,119            -        2,119
-----------------------------------------------------------------------------
Balance Sheet
-------------
  Total Assets              2,656,767       68,644      (91,002)   2,634,409
-----------------------------------------------------------------------------
  Millennium's Equity
   Method Investment in
   Unregulated Energy
   Businesses:
    Advanced Energy                          4,783       (4,783)
    MEH                                      4,284       (4,284)
    Nations                                 41,155      (41,155)
    Other Entities                           1,388       (1,388)
                                            -------     --------
      Total                         -       51,610      (51,610)           -
-----------------------------------------------------------------------------
























                                  Segments
                            -----------------------
                               TEP:     Millennium:
                            Regulated  Unregulated               UniSource
                             Electric    Energy      Reconciling   Energy
1996                         Utility    Businesses   Adjustments Consolidated
-----------------------------------------------------------------------------
                                       - Thousands of Dollars  -
Income Statement
----------------
  Operating Revenues        $ 715,873    $     280    $    (280)  $ 715,873
-----------------------------------------------------------------------------
  Net Income (Loss) from
   Equity Method Entities*:
    Nations' Joint Ventures         -        2,225            -       2,225
-----------------------------------------------------------------------------
   Interest Income              6,460          192         (192)      6,460
-----------------------------------------------------------------------------
   Interest Expense           102,862           14          (14)    102,862
-----------------------------------------------------------------------------
   Depreciation and
    Amortization               98,246            -            -      98,246
-----------------------------------------------------------------------------
   Income Tax (Benefit)
    Expense                   (82,221)          66          (66)    (82,221)
-----------------------------------------------------------------------------
   Net Income (Loss):
    Advanced Energy                            (89)
    Nations                                 (2,095)
    Other Entities                            (100)
                                             ------
       Total                  123,136       (2,284)           -     120,852
-----------------------------------------------------------------------------
Cash Flow Statement
-------------------
  Net Cash Flows from
   Operating Activities       151,724        1,208            -     152,932
-----------------------------------------------------------------------------
   Capital Expenditures       (68,184)         (88)           -     (68,272)
-----------------------------------------------------------------------------
   Investments in and Loans to
    Unregulated Energy Businesses:
     Advanced Energy                        (5,000)                  (5,000)
     Nations                                (4,173)                  (4,173)
                                           --------                 --------
        Total                       -       (9,173)           -      (9,173)
-----------------------------------------------------------------------------
* The Net Income (Loss) from Equity Method Entities is included in Unregulated Energy Businesses - Net in UniSource Energy's income statements.

     Prior to 1998, the unregulated businesses now held by Millennium were held by and consolidated with TEP.

     The reconciling adjustments in 1998, 1997 and 1996 include the following:

   - Elimination of the revenues and expenses of Millennium's unregulated energy businesses to show this activity in Unregulated Energy Businesses - Net in the Other Income (Deductions) section of UniSource Energy's income statements, and
   - Elimination of intercompany activity and balances.

NOTE 5.  UNREGULATED ENERGY BUSINESSES
--------------------------------------

     On January 1, 1998, TEP transferred the stock of its subsidiary, Millennium Energy Holdings, Inc. (formerly MEH Corporation), to UniSource Energy. See Basis of Presentation in Note 1. Millennium now owns 100% of the stock of the entities described below which were established to pursue various unregulated energy-related investment opportunities. See Note 4.

  INTERNATIONAL POWER PROJECTS  - NATIONS ENERGY CORPORATION

     Nations and its subsidiaries develop independent power projects in domestic and foreign energy markets. Nations owns 100% of the stock of the following entities:

   - Nations Energy Holland Holding (Nations Holland) - In October 1998, Nations Holland paid $8.1 million for a minority equity interest in a power project located in the Czech Republic. The 340 MW project is scheduled for completion in late-1999. The existing assets and, once completed, the generating facility produces power and steam which are sold to a regional distribution company and an adjacent industrial complex. As of December 31, 1998, Nations Holland's total investment in this project was $15.8 million.

   - Nations-Colorado Energy Corporation (Nations-Colorado) - In September 1998, Nations-Colorado sold a 48% interest in Trigen-Nations Energy, which owns and operates the 40 MW Coors Brewing Company power plant in Golden, Colorado. The $5.8 million after-tax gain on the sale is included in Unregulated Energy Businesses - Net in UniSource Energy's income statements. Following the sale, Nations Energy owns a 1% percent interest in Trigen-Nations Energy.

   - Nations International Ltd. (Nations International) - In September 1998, Nations International purchased a minority interest in Corporation Panamena de Energia, S.A. (COPESA) for $7.5 million. COPESA is an independent power producer which owns and operates a 43 MW power plant near Panama City. The energy is sold under an agreement with an unrelated party.

  ENERGY MARKETING - MEH CORPORATION

     Effective September 1, 1997, MEH (formerly Millennium) acquired a 50% ownership in NEV and made a $0.8 million capital contribution.

     Loans and Guarantees for NEV

     In December 1997, MEH committed to provide NEV with $20 million of funding. At December 31, 1998, NEV had received $19 million in debt funding under the commitment, resulting in a remaining commitment amount available of $1 million at January 31, 1999. Additionally, in September 1998, NEV issued a $4.8 million promissory note to MEH for a $3 million loan MEH extended to NEV in September 1997 as well as a preferred operating return due MEH under the terms of NEV's original operating agreement.

     In December 1998, UniSource Energy committed $30 million in credit to NEV. NEV has drawn $15 million on the credit commitment at December 31, 1998. Under the terms of the commitment, NEV must provide collateral prior to any amounts being drawn under this credit commitment.

     Additionally, in August 1998 UniSource Energy guaranteed a $10 million loan that NEV obtained from an unrelated party. That loan is due in 1999. UniSource Energy is the guarantor of $33.1 million of performance bonds and other guarantees that secure amounts NEV may owe to utility distribution companies and energy suppliers in connection with NEV's sales to retail electric customers. NEV bills its customers for these charges. UniSource Energy's guarantees are secured by various NEV accounts receivable and other assets.

     NEV Losses

     NEV incurred a total loss of $47 million for the period September 1997 through December 1998.

     In 1998 and 1997, MEH recorded $16 million and $7.8 million, respectively, of NEV's losses. These losses, totaling $23.8 million, equal the total funds and unsecured commitments provided by MEH and UniSource Energy to NEV. Our accounting policy limits the amount of NEV's loss to be recorded by MEH to the total amount invested and committed by MEH and UniSource Energy on an unsecured basis. Should MEH or UniSource Energy provide additional unsecured funding to NEV or should the value of existing collateral decline, the unsecured amounts provided would be immediately expensed up to the lesser of the amount of unsecured funding provided or the amount of NEV's cumulative losses in excess of the $23.8 million already recorded by MEH. While we do not currently have plans to extend additional unsecured amounts, there can be no assurance that additional funding will not be necessary.

     NEV Summarized Financial Information


                                                     December 31,
     Balance Sheet                                1998          1997
     ------------------------------------------------------------------
                                               - Millions of Dollars -
       Current Assets                              $ 115          $  9
       Noncurrent Assets                               6             2
     ------------------------------------------------------------------
         Total Assets                              $ 121          $ 11
     ==================================================================

       Current Liabilities                         $  90          $  8
       Noncurrent Liabilities                         67            10
       Minority Interest (of which $4 million
         is Mandatorily Redeemable)                    9             -
       Shareholders' Deficit                         (45)           (7)
     ------------------------------------------------------------------
         Total Liabilities and Deficit             $ 121          $ 11
     ==================================================================







                                               Years Ended December 31,
     Income Statement                             1998          1997
     ------------------------------------------------------------------
                                               - Millions of Dollars -
       Retail Customer Revenue                     $ 206          $  2
       Utility Distribution Company Payments        (102)            -
       Cost of Goods Sold                           (119)           (2)
                                                   ------         -----
       Loss from Operations                          (15)            -
         Net Loss                                    (40)          (14)
     ------------------------------------------------------------------

     NEV Technologies

     NEV Technologies, a subsidiary of NEV, together with its two joint ventures hold exclusive distribution rights for the AlliedSignal TurboGeneratorTM in the western U.S. and certain international markets. NEV Technologies and Dames and Moore Ventures each own 50% of the two joint ventures. In October 1998, The Mission Group, an affiliate of Edison International, made a $10 million minority interest equity investment in NEV Technologies.

  PHOTOVOLTAIC MANUFACTURING - ADVANCED ENERGY TECHNOLOGIES, INC.

     AET owns 50% of Global Solar Energy, L.L.C. which develops and manufactures photovoltaic materials.

NOTE 6.  TEP'S UTILITY PLANT AND JOINTLY-OWNED FACILITIES
---------------------------------------------------------

  UTILITY PLANT

     The following table shows TEP's Utility Plant in Service by major class:

                                                       December 31,
                                                    1998          1997
-------------------------------------------------------------------------
                                                 - Thousands of Dollars -
Plant in Service:
 Production Plant                                $1,069,079    $1,045,423
 Transmission Plant                                 477,016       471,230
 Distribution Plant                                 586,150       562,336
 General Plant                                      110,899       104,344
 Intangible Plant                                    20,013         9,175
 Electric Plant Held for Future Use                     714         1,642
-------------------------------------------------------------------------
  Total Plant in Service                         $2,263,871    $2,194,150
=========================================================================

     See TEP Utility Plant in Note 1.

  JOINTLY-OWNED FACILITIES

     At December 31, 1998, TEP's interests in generating stations and transmission systems that are jointly-owned with other utilities are as follows:



                               Percent     Plant  Construction
                              Owned By      in      Work in    Accumulated
                                 TEP      Service*  Progress   Depreciation
---------------------------------------------------------------------------
                                             - Thousands of Dollars -

 San Juan Units 1 and 2          50.0     $296,837    $ 8,170     $226,162
 Navajo Station Units 1,2 and 3   7.5      114,022      7,563       49,727
 Four Corners Units 4 and 5       7.0       78,882          2       60,311
 Transmission Facilities      7.5 to 95.0  218,284      1,240      122,199
---------------------------------------------------------------------------
     Total                                $708,025    $16,975     $458,399
===========================================================================

*Included in Utility Plant shown above.

     TEP has financed or provided funds for the above facilities and TEP's share of their operating expenses is included in the income statements.

NOTE 7.  TEP'S LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
-----------------------------------------------------------

  LONG-TERM DEBT

     LONG-TERM DEBT MATURES MORE THAN ONE YEAR FROM THE DATE OF THE FINANCIAL STATEMENTS. WE SUMMARIZE OUR LONG-TERM DEBT IN THE STATEMENTS OF
CAPITALIZATION.

     SALE AND REDEMPTION OF BONDS - 1998

     During 1998, TEP issued $386.9 million in new bonds and redeemed $416.4 million of previously outstanding bonds. TEP achieved the following objectives with this refinancing activity:

   - extended maturities,
   - replaced variable rate debt with fixed rate debt, and
   - eliminated restrictive covenants contained in existing First Mortgage
Bonds.

     Bonds issued in 1998 include:

                            Amount    Rate    Maturity  Security
----------------------------------------------------------------------------
                    - Millions of Dollars -
1998 Apache A IDBs         $  83.7    5.85%     2028    Unsecured
1998 Apache B IDBs            99.8   5.875%     2033    Unsecured
1998 Apache C IDBs            16.5    5.85%     2026    Unsecured
12.22% Exchange Series
 First Mortgage Bonds         46.9   12.22%     2000    First Mortgage
7.50% First Collateral
 Trust Bonds                 140.0    7.50%     2008    First Mortgage Bonds
----------------------------------------------------------------------------
    Total                   $386.9
============================================================================

     TEP exchanged $46.9 million of its existing 12.22% First Mortgage Bonds due 2000 for the same amount of new 12.22% Exchange Series First Mortgage Bonds due 2000. With the exception of the covenants restricting the payment of dividends, the new bonds have substantially the same terms and conditions as the prior bonds.

     Bonds redeemed in 1998 include:

                            Amount     Rate   Maturity  Security
----------------------------------------------------------------------------
                    - Millions of Dollars -
1981 Apache A IDBs         $ 100.0   Variable   2020    Second Mortgage Bonds
1981 Apache B IDBs           100.0   Variable   2021    First Mortgage Bonds
First Mortgage Bonds          15.0    8.50%     1999    First Mortgage
First Mortgage Bonds          25.0   8.125%     2001    First Mortgage
First Mortgage Bonds          40.0    7.65%     2003    First Mortgage
First Mortgage Bonds          25.0    7.55%     2002    First Mortgage
First Mortgage Bonds*         78.8   12.22%     2000    First Mortgage
First Mortgage Bonds          32.1    8.50%     2009    First Mortgage
1976 Farmington(sinking fund)  0.5    7.50%     2006    First Mortgage Bonds
----------------------------------------------------------------------------
    Total                   $416.4
============================================================================

* $31.9 million were redeemed and $46.9 million were exchanged for the newly issued 12.22% Exchange Series First Mortgage Bonds.

     When TEP redeemed all of its First Mortgage Bonds due in 1999, 2001, 2002, and 2003, as well as the $31.9 million of 12.22% First Mortgage Bonds due 2000 not tendered for exchange as described above, it eliminated covenants that restricted the payment of common stock dividends.

     Sale and Redemption of Bonds - 1997

     During 1997, TEP issued $379.3 million in new bonds and redeemed $356.8 million of previously outstanding bonds.

     Bonds issued in 1997 include:

                                 Amount     Rate   Maturity  Security
     ------------------------------------------------------------------
                         - Millions of Dollars -
     1997 Farmington A          $  80.4    6.95%     2020    Unsecured
     1997 Coconino A**             36.7   7.125%     2032    Unsecured
     1997 Coconino B               14.7    7.00%     2032    Unsecured
     1997 Pima A***                22.5    6.10%     2025    Unsecured
     1997 Pima B                  150.0    6.00%     2029    Unsecured
     1997 Pima C                   75.0    6.00%     2029    Unsecured
     ------------------------------------------------------------------
         Total                   $379.3
     ==================================================================

** $20 million of the proceeds from this issuance are being used to fund additional pollution abatement facilities at Navajo Generating Station.

***$2.5 million of the proceeds from this issuance were used to finance improvements to TEP's lower voltage electric transmission and distribution system in Pima County, Arizona.

     Bonds redeemed in 1997 include:

                            Amount     Rate   Maturity  Security
----------------------------------------------------------------------------
                    - Millions of Dollars -
1996 Coconino Series
 A IDBs                    $  16.7   Variable   2031    First Mortgage Bonds
1996 Coconino Series
 B IDBs                       14.7   Variable   2031    First Mortgage Bonds
1973 Farmington A IDBs        47.9    6.25%     2003    Unsecured
1977 Farmington A IDBs        32.5    6.10%     2007    First Mortgage Bonds
1982 Monthly Pima A General
 IDBs                         75.0   Variable   2022    Credit Agreement****
1982 Quarterly Pima A General
 IDBs                         75.0   Variable   2022    Credit Agreement****
1983 Pima A General IDBs      75.0   Variable   2018    Credit Agreement****
1990 Pima A                   20.0   Variable   2025    First Mortgage Bonds
----------------------------------------------------------------------------
    Total                   $356.8
============================================================================

****Letters of credit under the Master Restructuring Agreement secured these IDBs. The Master Restructuring Agreement was terminated in December 1997 upon origination of TEP's new bank Credit Agreement.

     The proceeds from the issuance of certain bonds were held by a trustee and subsequently used, by the trustee, to redeem previously outstanding bonds. See Note 15 for a description of the non-cash financing activities related to the sale and redemption of bonds for 1998 and 1997.

     OTHER LONG-TERM DEBT AND AGREEMENTS

     FIRST AND SECOND MORTGAGE

     TEP's General First Mortgage and General Second Mortgage are secured by a lien on TEP's utility plant, with the exception of Springerville Unit 2. San Carlos, a subsidiary of TEP, holds title to Springerville Unit 2.

  BANK CREDIT AGREEMENT

     TEP has a $441 million Credit Agreement which provides a $100 million Revolving Credit Facility and a $341 million Letter of Credit Facility. These credit facilities mature on December 30, 2002 and are secured by $441 million of Second Mortgage Bonds. The Credit Agreement initially totaled $544 million, but was reduced by $103 million in 1998 due to the redemption of $100 million of bonds supported by a letter of credit under the Credit Agreement. The Credit Agreement contains certain financial covenants, including cash coverage, leverage and net worth tests. As of December 31, 1998, TEP was in compliance with these covenants.

     The Revolving Credit Facility can be used for general corporate purposes. At December 31, 1998, TEP had no outstanding borrowings under this facility. If we were to borrow under the Revolving Credit Facility, the variable interest rate that we would pay would be dependent, in part, on the credit rating on TEP's senior secured debt. We pay an annual commitment fee on the unused portion of the Revolving Credit Facility. This fee is also dependent on TEP's credit ratings. At December 31, 1998, the commitment fee equaled 0.38% per year.

     The $341 million Letter of Credit Facility secures the payment of principal and interest on $328.6 million of tax-exempt variable rate bonds
(IDBs). The amount of commitment fee on the Letter of Credit Facility depends on TEP's credit ratings. At December 31, 1998, the commitment fee equaled 1.50% per year.

  CAPITAL LEASE OBLIGATIONS

     The terms of TEP's capital leases are as follows:

   - The Irvington Lease has an initial term to January 2011 and provides for renewal periods of two or more years through 2020.
   - The Springerville Common Facilities Leases have an initial term to 2017 for one lease and 2021 for the other two leases, subject to optional renewal periods of two or more years through 2025.
   - The Springerville Unit 1 Leases have an initial term to January 2015 and provide for renewal periods of three or more years through 2030.
   - The Springerville Coal Handling Facilities Leases have an initial term to April 2015 and provide for one renewal period of six years, then additional renewal periods of five or more years through 2035.

  MATURITIES AND SINKING FUND REQUIREMENTS

     Our long-term debt, including sinking funds, and lease obligations mature on the following dates:

                          Expiring  Scheduled
                            LOCs    Long-Term
                         Supporting   Debt    Capital Lease
                            IDBs   Retirements Obligations     Total
    -------------------------------------------------------------------
    Years Ending
    December 31,                   - Thousands of Dollars -
        1999                        $  1,725   $  103,277   $  105,002
        2000                          48,603      129,680      178,283
        2001                           1,725      101,781      103,506
        2002              $328,600     1,725       89,301      419,626
        2003                     -     1,725      120,474      122,199
    -------------------------------------------------------------------
        Total 1999 - 2003  328,600    55,503      544,513      928,616
        Thereafter               -   802,045    1,472,668    2,274,713
        Less: Imputed
          Interest               -         -   (1,115,991)  (1,115,991)
    -------------------------------------------------------------------
        Total             $328,600  $857,548   $  901,190   $2,087,338
    ===================================================================

     In addition to the capital lease obligations above, we must ensure $70 million of secured notes underlying the Springerville Common Facilities leases are refinanced by December 31, 1999 to avoid a special event of loss under the lease. This special event of loss would require us to repurchase the Springerville Common Facilities at the higher of a specified price or the fair market value of the facilities. TEP has the intent and the ability to cause the underlying debt on these leases to be refinanced in 1999.

NOTE 8.  FAIR VALUE OF TEP'S FINANCIAL INSTRUMENTS
--------------------------------------------------

     The carrying value and fair value of TEP's financial instruments are as follows:

                                                December 31,
                                         1998                  1997
     -----------------------------------------------------------------------
                                 Carrying     Fair     Carrying     Fair
                                  Value       Value     Value       Value
     -----------------------------------------------------------------------
                                           - Thousands of Dollars -
     Assets:
       Debt Securities (Included
        in Investments and Other
        Property)                 $ 17,813   $ 22,091   $ 17,781   $ 19,911
     Liabilities:
       First Mortgage Bonds:
         Corporate                  74,778     79,359    243,750    255,928
         Industrial Development
         Revenue Bonds (IDBs)
           Fixed Rate               63,500     63,500     64,000     64,000
           Variable Rate                 -          -    100,000    100,000
         First Collateral Trust
           Bonds                   140,000    141,989          -          -
       Second Mortgage Bonds:
         IDBs (Variable Rate)      328,600    328,600    428,600    428,600
       Unsecured IDBs              579,270    587,344    379,270    413,694
     -----------------------------------------------------------------------

     TEP intends to hold the investment in Debt Securities to maturity (January 1, 2013). These Debt Securities are stated at amortized cost which means the purchase cost is adjusted for the amortization of the discount to maturity. We base the fair value of this investment on quoted market prices for the same or similar debt.

     TEP considers the principal amounts of variable rate debt outstanding to be reasonable estimates of their fair value. We determined the fair value of TEP's fixed rate obligations including the Corporate First Mortgage Bonds, the First Mortgage Bonds-IDBs (fixed rate), First Collateral Trust Bonds and the Unsecured IDBs by calculating the present value of the cash flows of each fixed rate obligation. We used a rate consistent with market yields generally available as of December 1998 for 1998 amounts and December 1997 for 1997 amounts for bonds with similar characteristics with respect to: credit rating, time-to-maturity, and the tax status of the bond coupon for Federal income tax purposes. The use of different market assumptions and/or estimation methodologies may yield different estimated fair value amounts.

NOTE 9.  DIVIDEND LIMITATIONS
-----------------------------

  UNISOURCE ENERGY

     Our ability to pay cash dividends on common stock outstanding depends, in part, upon cash flows from our subsidiaries, TEP and Millennium.

  TEP

     In December 1998, TEP paid a $30 million dividend to UniSource Energy, the holder of all of TEP's common stock. TEP must meet the following requirements before paying dividends to UniSource Energy:

   - Bank Credit Agreement

     TEP's bank Credit Agreement allows TEP to pay dividends as long as TEP maintains compliance with the agreement and meets financial covenants. As of December 31, 1998, TEP was in compliance with the terms of the Credit Agreement.

   - ACC Holding Company Order

     The ACC Holding Company Order does not allow TEP to pay dividends to UniSource Energy in excess of 75% of its annual earnings until TEP's equity ratio equals 37.5% of total capitalization, excluding capital lease obligations. As of December 31, 1998, TEP was in compliance with this requirement.

   - Federal Power Act

     This Act states that dividends shall not be paid out of funds properly included in capital accounts. TEP's 1998 dividend to UniSource Energy was paid from current year earnings.

NOTE 10.  COMMITMENTS AND CONTINGENCIES
---------------------------------------

  TEP COMMITMENTS - FUEL PURCHASE

     TEP has the following commitments to purchase coal:

   - The Springerville contract expires in 2010, but includes an option to extend the initial term for ten years. See Deferred Springerville Contract Termination Fee in Note 2.
   - The Irvington contract expires in 2015 or at the end of the useful life of the coal-fired unit, whichever is earlier.
   - The contracts for jointly-owned facilities expire at various dates from 2005 to 2017. See Jointly-Owned Facilities in Note 6.

     The Springerville and Irvington contracts combined require TEP to take
2.1 million tons of coal per year from 1999 to 2009 at an estimated annual
cost of $62 million in 1999.   The contracts to purchase coal for use at the
jointly-owned facilities require TEP to take 1.5 million tons of coal per year from 1999 to 2005 at an estimated annual cost of $45 million in 1999. All of these contracts include a price adjustment clause that will affect the future cost of coal.

     Each of TEP's coal purchase contracts requires TEP to pay a take-or-pay charge if certain minimum quantities of coal are not purchased. Our present fuel requirements are in excess of the take-or-pay minimums. However, sometimes, TEP purchases coal from other suppliers or switches fuel burn from one generating station to another to reduce overall fuel costs, resulting in take-or-pay minimum charges. TEP incurred take-or-pay charges of $3.5 million in 1998, none in 1997 and $4.4 million in 1996.

  COMMITMENTS - ENVIRONMENTAL REGULATION

     Clean Air

     The 1990 Federal Clean Air Act Amendments require reductions of sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions in two phases, more complex facility permits and other requirements which are currently in effect. TEP is subject only to Phase II of the SO2 and NOx emission reductions which is effective January 1, 2000. All of TEP's generating facilities (except internal combustion turbines) are affected. TEP spent approximately $1 million in each of 1996, 1997 and 1998 and expects to spend approximately $1 million annually in 1999 and 2000 complying with these requirements.

     In 1993, our generating units affected by Phase II were allocated SO2 Emission Allowances based on past operational history. Beginning in the year 2000, Phase II generating units must hold Emission Allowances equal to the level of emissions in the compliance year or pay penalties and offset excess emissions in future years. Due to increased energy output at Springerville, TEP may not have sufficient Emission Allowances to permit normal plant operation in compliance with the Phase II SO2 regulations. TEP may have to purchase additional Emission Allowances. Based on current estimates of additional required Emission Allowances and market prices, we believe that purchases of additional Emission Allowances will not have a material effect on TEP.

     TEP may incur additional costs to comply with recent and future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities. Compliance with these changes may result in a reduction in operating efficiency.

     Jointly-Owned Facilities - SO2  Emission Capital Improvements

   - Navajo: In 1991, the EPA adopted a rule requiring the reduction of Navajo's SO2 annual emissions by 90% to improve visibility at Grand Canyon National Park. TEP's share of the remaining required capital expenditures as of December 31, 1998 is approximately $4.5 million through 2000.

   - San Juan: To improve the efficiency of SO2 removal, the existing system is being replaced. TEP's estimated share of the remaining costs as of December 31, 1998 is approximately $2.0 million.

  UNISOURCE ENERGY COMMITMENTS - ENERGY RELATED AFFILIATES

     For a discussion of UniSource Energy's commitments to energy-related affiliates, see Note 5.

  CONTINGENCIES

     Ruling on Arizona Sales Tax Assessments - Coal Sales

     We received and are protesting sales tax assessments received from the ADOR alleging that a former TEP subsidiary is liable for sales tax on gross income from coal sales, transportation and coal-handling services provided to TEP from November 1985 through May 1996. Arizona law generally requires payment of an assessment prior to pursuing the appellate process. We have previously paid, under protest, a total of $23 million of the disputed sales tax assessments. In September 1996, the Arizona Court of Appeals upheld the validity of the assessment issued for the period November 1985 through March 1990. However, in May 1998, the Arizona Supreme Court remanded the case back to the Arizona Tax Court to be reheard. The payments previously made will be refunded if we are successful in the appeals process.

     TEP has recorded an expense and a related liability for the sales taxes and interest for the period November 1985 through May 1996 that we believe are probable of incurrence. On May 31, 1996, the former subsidiary was merged into TEP. Because TEP now acquires coal directly from unaffiliated companies, we do not believe we are liable for sales tax computed on a basis similar to the assessments described above after May 31, 1996. For periods prior to May 31, 1996, we continue to record an estimated interest expense on the disputed assessments.

     Arizona Sales Tax Assessments - Leases

     The ADOR has issued sales tax assessments to some of TEP's lessors of generation-related facilities and equipment. The assessments allege sales tax liability on a component of rents we paid on the Springerville Unit 1 Leases, the Springerville Common Facilities Leases, the Irvington Lease and the Springerville Coal Handling Facilities Lease from August 1, 1988 to June 30, 1997. Due to indemnification provisions in the lease agreements, if the ADOR prevails, we would be required to reimburse the lessors for the sales taxes that they pay. We filed an appeal of the assessments in the Arizona Tax Court in February 1998. In July 1998, the Arizona Tax Court upheld the assessment issued on the Irvington lease for the period August 1988 through September 1990, and we have appealed the decision. Arizona law generally requires payment of an assessment prior to pursuing the appellate process. Under protest, we paid a total of $2 million of the disputed assessments. These payments will be refunded if we are successful in the appeals process.

     We have recorded a liability for the probable amount of sales taxes and interest due as of December 31, 1998. If the ADOR prevails, we would need to record an additional expense and related liability. Even though it is reasonably possible that the resolution of this issue could result in approximately $23 million of additional sales tax expense, we do not believe this outcome is likely. We do not expect that the resolution of this assessment will have a material negative impact on the financial statements. We believe that the ultimate resolution of this issue could occur between two to four years from now.

     INCOME TAX ASSESSMENTS

     In February 1998, the IRS issued an income tax assessment for the 1992 and 1993 tax years. The IRS is challenging our treatment of various items relating to a 1992 financial restructuring, including the amount of NOL and ITC generated before December 1991 that may be used to reduce taxes in future periods.

     Due to a financial restructuring, a change in TEP's ownership occurred for tax purposes in December 1991. As a result, our use of the NOL and ITC generated before 1992 may be limited under the tax code. The IRS is challenging our calculation of this limitation. At December 31, 1998, pre-1992 federal NOL and ITC carryforwards were approximately $209 million and $23 million, respectively. In addition to the pre-1992 NOL and ITC which are subject to the limitation, $168 million of federal NOL at December 31, 1998, is not subject to the limitation.

     We do not expect the resolution of these issues to have a material adverse impact on the financial statements.

NOTE 11.  INCOME TAXES
----------------------

     Deferred tax assets (liabilities) consist of the following:

                                   UniSource Energy              TEP
                                ---------------------------------------------
                                     December 31,            December 31,
                                   1998       1997         1998       1997
-----------------------------------------------------------------------------
                                          - Thousands of Dollars -
Gross Deferred Income Tax
 Liabilities:
  Electric Plant - Net          $(559,008) $(568,365)   $(559,008) $(568,365)
  Income Taxes Recoverable
   Through Future Revenues
   Regulatory Asset               (60,692)   (68,680)     (60,692)   (68,680)
  Deferred Inventory Costs        (24,072)   (24,995)     (24,072)   (24,995)
  Deferred Lease Payments         (12,465)   (13,273)     (12,465)   (13,273)
  Property Taxes                   (9,048)    (9,450)      (9,048)    (9,450)
  Other                           (21,092)   (12,809)     (11,673)   (12,809)
-----------------------------------------------------------------------------
   Gross Deferred Income Tax
    Liability                    (686,377)  (697,572)    (676,958)  (697,572)
-----------------------------------------------------------------------------
Gross Deferred Income Tax
 Assets:
  Capital Lease Obligations       359,575    364,445      359,575    364,445
  Net Operating Loss
   Carryforwards                  116,046    141,048      116,046    141,048
  Springerville Unit 1
   Disallowed Costs                68,394     67,760       68,394     67,760
  Investment Tax Credit
   Carryforwards                   23,316     26,396       23,316     26,396
  Lease Interest Payable           17,627     18,424       17,627     18,424
  Regulatory Deferred Capital
   Lease Expense                   17,395     17,163       17,395     17,163
  Sales Tax Assessments            14,686     14,406       14,686     14,406
  Financial Restructuring Costs     9,451     10,775        9,451     10,775
  Deferred Gain on Emission
   Allowances                      12,315      6,926       12,315      6,926
  Capital Loss Carryforwards            -      4,520            -      4,520
  Alternative Minimum Tax (AMT)    17,395      5,594       15,326      5,594
  Retiree and Employee Benefits     9,777      8,388        9,777      8,388
  Other                            30,378     16,965       14,552     16,965
-----------------------------------------------------------------------------
   Gross Deferred Income Tax
    Asset                         696,355    702,810      678,460    702,810
   Deferred Tax Assets
    Valuation Allowance           (57,186)   (67,934)     (57,186)   (67,934)
-----------------------------------------------------------------------------
     Net Deferred Income Tax
      Liability                 $ (47,208) $ (62,696)   $ (55,684) $ (62,696)
=============================================================================

     We record a Deferred Tax Assets Valuation Allowance for the amount of Deferred Tax Assets that we do not believe we can use to reduce income taxes on a future tax return. The Valuation Allowance reduces the amount of Deferred Tax Assets to the amount that we believe we can use in the future. The $11 million decrease in the Deferred Tax Assets Valuation Allowance in 1998 is due primarily to the use of capital loss and investment tax credit carryforwards. The $43 million decrease in the deferred tax assets valuation allowance in 1997 resulted from an increase in the estimated amount of NOLs that we believe we will use to reduce future taxable income and the use of NOL carryforwards.

     UniSource Energy and TEP recognize NOL benefits in the income statement based on changes in the estimated amount of prior period NOLs that are likely to be used on future tax returns. A significant factor in estimating this amount is the average annual book income before income taxes for the prior three years. Prior to 1995, UniSource Energy and TEP provided a Deferred Tax Assets Valuation Allowance against all the NOL carryforwards, ITC carryforwards and capital loss carryforwards due to the uncertainty of their future use. Because results from operations improved, the amount of NOL carryforwards that UniSource Energy and TEP believe is likely to reduce future taxable income increased. Accordingly, UniSource Energy and TEP recognized in 1997 and 1996 income tax benefits of $43 million and $89 million, respectively, related to the current and expected future use of federal and state NOL carryforwards. These benefits are included in Income Taxes in Other Income (Deductions) in the income statements. In future periods when NOLs are used on tax returns to reduce income taxes paid, income tax expense shown on the income statements will not be reduced.

     At December 31, 1997, both UniSource Energy and TEP had recorded the amount of prior period NOL benefit that we expect to use on future income tax returns. At the present time, we are not able to estimate additional amounts of NOL benefit that we may recognize in the income statements of either UniSource Energy or TEP. This is because there are still open tax years for which additional assessments may be made and because federal and state NOL carryforwards expire at various dates. We do not expect to recognize additional amounts of NOL benefit until these items are resolved.

     The net deferred income tax liability is included in the balance sheets in the following accounts:

                                   UniSource Energy              TEP
                                ---------------------------------------------
                                     December 31,            December 31,
                                   1998       1997         1998       1997
-----------------------------------------------------------------------------
                                          - Thousands of Dollars -

Deferred Income Taxes-Current   $  14,820  $  14,910    $  14,820  $  14,910
Deferred Income Taxes-Noncurrent  (62,028)   (77,606)     (70,504)   (77,606)
-----------------------------------------------------------------------------
   Net Deferred Income Tax
    Liability                   $ (47,208) $ (62,696)   $ (55,684) $ (62,696)
=============================================================================

Income tax expense (benefit) included in the income statements consist of the following:











                                                   UniSource Energy
                                            -------------------------------
                                               Years Ended December 31,
                                              1998       1997       1996
---------------------------------------------------------------------------
                                               - Thousands of Dollars -
Operating Expenses:
  Deferred Tax Expense
   Federal                                  $ 22,554  $  15,262  $   7,836
   State                                      (4,182)     4,045      2,019
---------------------------------------------------------------------------
    Total                                     18,372     19,307      9,855
  Investment Tax Credit Amortization               -        (10)       (60)
---------------------------------------------------------------------------
Total Expense Included in
  Operating Expenses                          18,372     19,297      9,795
---------------------------------------------------------------------------
Other Income (Deductions):
  Deferred Tax Expense
   Federal                                    (1,264)     6,505        725
   State                                       1,275      1,648        252
---------------------------------------------------------------------------
    Total                                         11      8,153        977
  Reduction in Valuation
   Allowance - Benefit                             -    (43,443)   (88,638)
  Investment Tax Credit Amortization          (4,548)    (3,273)    (4,355)
---------------------------------------------------------------------------
Total Benefit Included in Other
  Income (Deductions)                         (4,537)   (38,563)   (92,016)
---------------------------------------------------------------------------
Unregulated Energy Business - Net:
  Deferred Tax Expense
   Federal                                    (2,631)    (2,255)        52
   State                                      (1,130)      (583)        14
---------------------------------------------------------------------------
Total Benefit Included in Unregulated
  Energy Business - Net                       (3,761)    (2,838)        66
---------------------------------------------------------------------------
Total Federal and State Income Tax
     Expense (Benefit)                      $ 10,074  $ (22,104) $ (82,155)
===========================================================================


















                                                          TEP
                                            -------------------------------
                                               Years Ended December 31,
                                              1998       1997       1996
---------------------------------------------------------------------------
                                               - Thousands of Dollars -
Operating Expenses:
  Deferred Tax Expense
   Federal                                  $ 22,554  $  15,262  $   7,836
   State                                      (4,182)     4,045      2,019
---------------------------------------------------------------------------
    Total                                     18,372     19,307      9,855
  Investment Tax Credit Amortization               -        (10)       (60)
---------------------------------------------------------------------------
Total Expense Included in
  Operating Expenses                          18,372     19,297      9,795
---------------------------------------------------------------------------
Other Income (Deductions):
  Deferred Tax Expense
   Federal                                     1,778      4,250        777
   State                                       1,976      1,065        266
---------------------------------------------------------------------------
    Total                                      3,754      5,315      1,043
  Reduction in Valuation
   Allowance - NOL Benefit                         -    (43,443)   (88,638)
  Investment Tax Credit Amortization          (4,548)    (3,273)    (4,355)
---------------------------------------------------------------------------
Total Benefit Included in Other
  Income (Deductions)                           (794)   (41,401)   (91,950)
---------------------------------------------------------------------------
Total Federal and State Income Tax
     Expense (Benefit)                      $ 17,578  $ (22,104) $ (82,155)
===========================================================================

     The differences between the income tax expense (benefit) and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:

                                                   UniSource Energy
                                            -------------------------------
                                              Years Ended December 31,
                                             1998       1997       1996
---------------------------------------------------------------------------
                                               - Thousands of Dollars -
Federal Income Tax Expense
 at Statutory Rate                          $ 13,337  $  21,514  $  13,544
  State Income Tax Expense, Net of
   Federal Deduction                           1,849      3,314      2,081
  Depreciation Differences (Flow Through
   Basis)                                      3,791          -          -
  Investment Tax Credit Amortization          (4,548)    (3,283)    (4,415)
  Reduction in Valuation Allowance -
   NOL Benefit                                     -    (43,443)   (88,638)
  Capital Loss Carryforwards                  (4,463)         -     (5,616)
  Other                                          108       (206)       889
---------------------------------------------------------------------------
     Total Federal and State Income
      Tax Expense (Benefit)                 $ 10,074  $ (22,104) $ (82,155)
===========================================================================

                                                          TEP
                                            -------------------------------
                                              Years Ended December 31,
                                             1998       1997       1996
---------------------------------------------------------------------------
                                               - Thousands of Dollars -
Federal Income Tax Expense
 at Statutory Rate                          $ 20,739  $  21,514  $  13,544
  State Income Tax Expense, Net of
   Federal Deduction                           2,876      3,314      2,081
  Depreciation Differences (Flow Through
   Basis)                                      3,791          -          -
  Investment Tax Credit Amortization          (4,548)    (3,283)    (4,415)
  Reduction in Valuation Allowance -
   NOL Benefit                                     -    (43,443)   (88,638)
  Capital Loss Carryforwards                  (4,463)         -     (5,616)
  Other                                         (817)      (206)       889
---------------------------------------------------------------------------
     Total Federal and State Income
      Tax Expense (Benefit)                 $ 17,578  $ (22,104) $ (82,155)
===========================================================================

     At December 31, 1998, UniSource Energy and TEP had, for federal income tax purposes:

   - $377 million of NOL carryforwards expiring in 2005 through 2009;
   - $23 million of unused ITC expiring in 2002 through 2005;
   - $18 million of AMT credit which will carry forward to future years.
     See discussion of pre-1992 NOL and ITC in Income Tax Assessments in Note
10.

NOTE 12.  EMPLOYEE BENEFITS PLANS
---------------------------------

  VOLUNTARY SEVERANCE PLAN (VSP)

     In May 1996, TEP offered employees a VSP. The VSP resulted in $14 million of employee termination benefit expense in 1996 for termination benefits that are included in Voluntary Severance Plan Expense - Net on the income statement. Approximately $10 million of the termination benefits were paid in 1996 with the remaining benefits paid over the following three years. As a result of partial settlements and curtailments of employee benefit plans related to the VSP, TEP recognized a $3.4 million gain in 1996 and a $3 million loss in the first quarter of 1997.

  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     TEP has noncontributory pension plans for all regular employees. Benefits are based on years of service and the employee's average compensation. TEP makes annual contributions to the plans that are not greater than the maximum tax-deductible contribution and not less than the minimum funding requirement by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide for both current and future accrued benefits. TEP provides supplemental retirement benefits to employees whose benefits are limited by IRS benefit or compensation limitations.

     TEP also provides health care and life insurance benefits for retirees. All regular employees may become eligible for these benefits if they reach retirement age while working for TEP. The ACC allows TEP to recover through rates postretirement costs only as benefit payments are made to or on behalf of retirees. The postretirement benefits are currently funded entirely on a pay-as-you-go basis. Under current accounting guidance, TEP cannot record a regulatory asset for the excess of expense calculated per Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, over actual benefit payments.

     The actuarial present value of the benefit obligations are measured at October 1 for our pension plans and December 31 for our other postretirement benefit plan. The following table sets forth the plans' funded status and amounts of retirement plan assets and liabilities recognized in the balance sheets at December 31, 1998 and 1997:

                                                         Other Postretirement
                                   Pension Benefits            Benefits
                                 --------------------------------------------
                                           Years Ended December 31,
                                   1998       1997         1998       1997
-----------------------------------------------------------------------------
                                          - Thousands of Dollars -
Change in Benefit Obligation
  Benefit Obligation at
   Beginning of Year             $ 84,542   $ 66,760     $ 30,277   $ 29,602
  Actuarial (Gain) Loss            13,541     19,907       11,975     (2,920)
  Interest Cost                     6,068      4,806        2,068      2,068
  Service Cost                      3,917      2,750        1,004        975
  Benefits Paid                    (3,157)   (16,143)      (1,421)    (1,234)
  Plan Amendment                        -      6,462            -          -
  Curtailment Loss                      -          -            -      1,125
  Special Termination Benefit Loss      -          -            -        661
                                 --------------------------------------------
   Benefit Obligation at End
    of Year                       104,911     84,542       43,903     30,277
                                 --------------------------------------------
Change in Plan Assets
  Fair Value of Plan Assets
   at Beginning of Year            88,316     73,089            -          -
  Actual Return on Plan Assets     (1,797)    28,491            -          -
  Benefits Paid                    (3,157)   (16,143)      (1,421)    (1,234)
  Employer Contributions            3,992      3,332        1,421      1,234
                                 --------------------------------------------
   Fair Value of Plan Assets
    at End of Year                 87,354     88,769            -          -
                                 --------------------------------------------
Reconciliation of Funded Status
  to Balance Sheet
  Funded Status (Difference
    between Benefit Obligation
    and Fair Value of Plan
    Assets)                       (17,557)     4,227      (43,903)   (30,277)
  Unrecognized Net (Gain) Loss     16,562     (6,799)      12,261        286
  Unrecognized Prior Service Cost  12,706     13,957            -          -
  Unrecognized Transition (Asset)
    Obligation                       (568)      (757)      12,156     13,025
                                 --------------------------------------------
    Net Amount Recognized in
     the Balance Sheets          $ 11,143   $ 10,628     $(19,486)  $(16,966)
                                 ============================================
Amounts Recognized in the
  Balance Sheets Consist of:
   Prepaid Benefit Cost Included
     in Other Current Assets     $  7,673   $ 11,094     $      -   $      -
   Accrued Benefit Liability
     Included in Other Liabilities (6,740)    (1,033)     (19,486)   (16,966)
   Intangible Asset Included in
     Deferred Debits               10,210        567            -          -
                                 --------------------------------------------
    Net Amount Recognized        $ 11,143   $ 10,628     $(19,486)  $(16,966)
                                 ============================================

Benefit Obligation and
 Fair Value of Plan Assets
 for Plans with Benefit
 Obligations in Excess of
 Plan Assets:
   Benefit Obligation at
    End of Year                  $104,911   $ 37,897     $ 43,903   $ 30,277
   Fair Value of Plan
    Assets at End of Year        $ 87,354   $ 32,260     $      -   $      -
-----------------------------------------------------------------------------

     We recorded a transition asset or obligation when we adopted accounting standards requiring recognition of pension and other postretirement benefit obligations and costs in the financial statements. The transition asset or obligation equaled the difference between the fair value of plan assets and the accumulated benefit obligation. The unrecognized transition asset recognized on the pension plans is being amortized over 15 years. The unrecognized transition obligation on the postretirement benefit plan is being amortized over 20 years.

     Pension Benefits

                                                 Years Ended December 31,
                                                  1998     1997     1996
--------------------------------------------------------------------------
                                                 - Thousands of Dollars -
Components of Net Pension Cost
  Service Cost of Benefits Earned During Period $ 3,917  $ 2,750  $ 2,835
  Interest Cost on Projected Benefit Obligation   6,068    4,806    5,924
  Expected Return on Plan Assets                 (7,955)  (6,180)  (7,298)
  Amortization of Unrecognized Prior Service
   Cost                                           1,252      669     (128)
  Amortization of Unrecognized Transition Asset    (189)    (160)     921
  Recognized Actuarial (Gain) Loss                  (68)       -     (268)
  Curtailment/Settlement (Gain) Loss                  -        -   (3,407)
--------------------------------------------------------------------------
     Net Periodic Pension Cost                  $ 3,025  $ 1,885  $(1,421)
==========================================================================

Actuarial Assumptions:                               1998    1997    1996
--------------------------------------------------------------------------
  Discount Rate - Funding Status                     6.5%    7.3%    8.0%
  Average Compensation Increase                      4.0     4.0     5.0
  Expected Long-Term Rate of Return on Plan Assets   9.0     9.0     9.0
--------------------------------------------------------------------------


     Other Postretirement Benefits

                                                 Years Ended December 31,
                                                  1998     1997     1996
--------------------------------------------------------------------------
                                                 - Thousands of Dollars -
Components of Net Postretirement Benefit Cost
  Service Cost of Benefits Earned During Period $ 1,004  $   975  $ 1,025
  Interest Cost on Projected Benefit Obligation   2,068    2,068    2,071
  Amortization of Unrecognized Transition
   Obligation                                       868      868      913
  Amortization of the Unrecognized (Gain) Loss        -        -       42
  Curtailment/Settlement (Gain) Loss                  -    2,272        -
  Special Termination Benefit Loss                    -      661        -
--------------------------------------------------------------------------
     Net Periodic Postretirement Benefit Cost   $ 3,940  $ 6,844  $ 4,051
==========================================================================

     The accumulated postretirement benefit obligation was determined using a 6.50% and 7.00% discount rate for 1998 and 1997, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. The health care cost trend rates were assumed to be 6.5% for 1999, gradually declining to 4.0% in 2003 and thereafter. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the December 31, 1998 amounts:

                                         One-Percentage-     One-Percentage-
                                         Point Increase      Point Decrease
     -----------------------------------------------------------------------
                                               - Thousands of Dollars -
     Effect on Total of Service and
       Interest Cost Components                $   513            $   (313)
     Effect on Postretirement Benefit
       Obligation                              $ 6,565            $ (5,319)
     -----------------------------------------------------------------------

  DEFINED CONTRIBUTION PLANS

     All regular employees may contribute up to 15 percent of their pre-tax compensation, subject to certain limitations, in TEP's voluntary, defined contribution 401(k) plans. TEP contributes cash to the account of each participant based on each participant's contributions not exceeding 4.5 percent of the participant's compensation. Participants direct the investment of contributions to their account be invested in certain investment funds. In 1998, 1997 and 1996, TEP incurred approximately $2 million annually in expense related to these plans.

  STOCK OPTION PLANS

     On May 20, 1994, the Shareholders approved two stock option plans, the 1994 Outside Director Stock Option Plan (1994 Directors' Plan) and the 1994 Omnibus Stock and Incentive Plan (1994 Omnibus Plan).

     The 1994 Directors' Plan provided for the annual grant of 1,200 non-qualified stock options to each eligible director at an exercise price equal to the market price of the common stock at the grant date, beginning January 3, 1995. These options vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary. In December 1998, the Board of Directors approved an increase in the annual grant of non-qualified stock options to 2000 beginning January 1999.

     The 1994 Omnibus Plan allows the Compensation Committee, a committee of non-employee directors, to grant the following types of awards to each eligible employee: stock options; stock appreciation rights; restricted stock; performance units; performance shares; and dividend equivalents. The total number of shares of UniSource Energy stock which may be awarded under the Omnibus Plan cannot exceed 1.6 million.

     The Compensation Committee granted stock options to key employees during 1998, 1997 and 1996 and to all employees during 1994. These stock options were granted at exercise prices equal to the market price of the common stock at the grant date. These options vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary.

     A summary of the activity of the 1994 Directors' Plan and 1994 Omnibus Plan is as follows:

                           1998              1997              1996
-------------------------------------------------------------------------
                             Weighted          Weighted          Weighted
                             Average           Average           Average
                             Exercise          Exercise          Exercise
                     Shares   Price    Shares   Price    Shares   Price
-------------------------------------------------------------------------
Options Outstanding,
 Beginning of Year   800,541  $15.17   688,123  $15.30   525,522  $16.26
  Granted            222,446  $15.69   144,190  $14.59   212,684  $13.16
  Exercised          (74,177) $14.79    (6,630) $16.25    (2,886) $16.25
  Forfeited          (60,351) $14.66   (25,142) $15.18   (47,197) $16.25
                     --------          --------          --------
Options Outstanding,
 End of Year         888,459  $15.37   800,541  $15.17   688,123  $15.30
                     ========          ========          ========
Options Exercisable,
 End of Year         549,254  $15.55   491,763  $15.17   286,944  $16.27

Option Price Range of Options Outstanding at December 31, 1998:  $13.00
 to $18.13

Weighted Average Remaining Contractual Life at December 31, 1998:  7.25
-------------------------------------------------------------------------

     We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our stock option plans. Accordingly, we have not recognized any compensation cost for the plans during 1996 though 1998. We have also adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Had our compensation costs for the stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of FAS 123, net income and net income per average share would have been reduced to the pro forma amounts indicated below:




                                                Years Ended December 31,
                                               1998       1997       1996
----------------------------------------------------------------------------
                                                 - Thousands of Dollars -
                                                  (except per share data)
Net Income - As Reported                     $ 28,032   $ 83,572   $120,852
             Pro Forma                       $ 27,724   $ 83,201   $120,594

Basic Earnings Per Share - As Reported          $0.87      $2.60      $3.76
                           Pro Forma            $0.86      $2.59      $3.75

Diluted Earnings per Share - As Reported        $0.87      $2.59      $3.75
                             Pro Forma          $0.86      $2.58      $3.74
-----------------------------------------------------------------------------

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                      1998        1997      1996
     --------------------------------------------------------------
     Expected life (years)               4           3          4
     Interest rate                    5.41%       6.16%      6.51%
     Volatility                      23.59%      23.15%     23.51%
     Dividend yield                   None        None       None
     --------------------------------------------------------------

NOTE 13.  WARRANTS
------------------

     In 1998, we exchanged a portion of the outstanding TEP Warrants for warrants exercisable into UniSource Energy Common Stock. The remaining 4.6 million of TEP Warrants entitle the holder of five warrants to purchase one share of TEP common stock for $16.00. The TEP common stock which would be issued upon the exercise of TEP Warrants cannot be converted into UniSource Energy Common Stock. Currently, UniSource Energy owns 100% of the common stock of TEP and TEP common stock is not publicly traded. Each new UniSource Energy Warrant entitles the holder to purchase one share of UniSource Energy Common Stock for $16.00.

     After the exchange, the following warrants are outstanding:

   - 1.5 million of UniSource Energy Warrants expiring March 15, 1999;
   - 1.5 million of UniSource Energy Warrants expiring December 15, 2000; and
   - 4.6 million of TEP Warrants expiring December 15, 2002; exercisable for 920,000 shares of TEP common stock.

NOTE 14.  SHAREHOLDER RIGHTS PLAN
---------------------------------

     In March 1999, UniSource Energy adopted a Shareholder Rights Plan. On April 1, 1999, each Common Stock shareholder will receive one Right. Initially, each Right will allow shareholders to purchase one ten-thousandth of a share of UniSource Energy's Series X Preferred Stock for $50, subject to adjustment. The Rights will only be exercisable if a person or group acquires or commences a tender offer to acquire 15% or more of UniSource Energy Common Stock. Upon any such acquisition, each Right would entitle the holder to purchase a number of shares of UniSource Energy Common Stock (or, in the case of a merger of UniSource Energy into another person or group, common stock of the acquiring person) having a fair market value equal to twice the purchase price. In no event will the Rights be exercisable by a person which has acquired 10% or more of the Common Stock. At any time until any person or group has acquired 15% or more of the Common Stock, UniSource Energy may redeem the Rights at a redemption price of $0.001 per Right. Initially, the Rights will trade automatically with the Common Stock when it is bought and sold. The Rights will expire on March 31, 2009.

NOTE 15.  SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

     We define Cash and Cash Equivalents as cash (unrestricted demand deposits) and all highly liquid investments purchased with a maturity of three months or less. A reconciliation of net income to net cash flows from operating activities follows:

                                                    UniSource Energy
                                           ----------------------------------
                                                Years Ended December 31,
                                              1998        1997        1996
-----------------------------------------------------------------------------
                                                - Thousands of Dollars -

Net Income                                  $ 28,032    $ 83,572    $120,852
Adjustments to Reconcile Net Income
 to Net Cash Flows
  Depreciation and Amortization Expense       90,358      86,405      98,246
  Deferred Income Taxes and Investment
   Tax Credit                                    966     (23,089)    (83,722)
  Lease Payments Deferred                     32,624      33,679      30,756
  Deferred Springerville Unit 2 Costs              -           -        (286)
  Regulatory Amortizations, Net of Interest
   Imputed on Losses Recorded at
   Present Value                               3,657      (3,485)    (16,544)
  Reversal of Loss Provision                       -     (10,154)     (8,472)
  Deferred Contract Termination Fee           (6,154)    (38,077)          -
  Unremitted (Earnings) Losses of
   Unconsolidated Subsidiaries                 5,678       5,625        (123)
  Emission Allowances                         11,368     (11,463)      2,353
  Other                                        3,338        (437)     (3,913)
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                       (1,542)     (5,320)     (4,188)
    Materials and Fuel                        (2,223)     (3,649)     11,812
    Accounts Payable                             977       6,103       1,644
    Taxes Accrued                              2,770         390       8,311
    Other Current Assets and Liabilities      (1,347)      4,191      (8,261)
    Other Deferred Assets and Liabilities     (5,757)      1,992       4,467
-----------------------------------------------------------------------------
Net Cash Flows - Operating Activities       $162,745    $126,283    $152,932
=============================================================================









                                                           TEP
                                           ----------------------------------
                                                Years Ended December 31,
                                              1998        1997        1996
-----------------------------------------------------------------------------
                                                - Thousands of Dollars -

Net Income                                  $ 41,676    $ 83,572    $120,852
Adjustments to Reconcile Net Income
 to Net Cash Flows
  Depreciation and Amortization Expense       90,358      86,405      98,246
  Deferred Income Taxes and Investment
   Tax Credit                                  6,910     (23,089)    (83,722)
  Lease Payments Deferred                     32,624      33,679      30,756
  Deferred Springerville Unit 2 Costs              -           -        (286)
  Regulatory Amortizations, Net of Interest
   Imputed on Losses Recorded at
   Present Value                               3,657      (3,485)    (16,544)
  Reversal of Loss Provision                       -     (10,154)     (8,472)
  Deferred Contract Termination Fee           (6,154)    (38,077)          -
  Unremitted (Earnings) Losses of
   Unconsolidated Subsidiaries                (1,017)      5,625        (123)
  Emission Allowances                         11,368     (11,463)      2,353
  Interest Accrued on Note Receivable from
   UniSource Energy                           (9,329)          -           -
  Other                                        6,478        (437)     (3,913)
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                       (1,924)     (5,320)     (4,188)
    Materials and Fuel                        (2,218)     (3,649)     11,812
    Accounts Payable                           4,833       6,103       1,644
    Taxes Accrued                              2,717         390       8,311
    Other Current Assets and Liabilities       7,638       4,191      (8,261)
    Other Deferred Assets and Liabilities     (5,759)      1,992       4,467
-----------------------------------------------------------------------------
Net Cash Flows - Operating Activities       $181,858    $126,283    $152,932
=============================================================================

     Non-cash investing and financing activities of UniSource Energy and TEP that affected recognized assets and liabilities but did not result in cash receipts or payments were as follows:

                                                Years Ended December 31,
                                              1998        1997        1996
-----------------------------------------------------------------------------
                                                - Thousands of Dollars -
Capital Lease Obligations                   $ 13,613    $ 11,788    $  8,336
Proceeds from the Issuance of Long-Term
  Debt                                       290,699     379,270      31,400
Payments to Retire Long-Term Debt           (286,878)   (356,810)    (14,700)
Minimum Pension Liability                     10,036           -           -

     The non-cash change in capital lease obligations represents interest accrued for accounting purposes in excess of interest payments.

     When issuing new bonds and redeeming outstanding bonds, a trustee may hold the proceeds from our issuance of new long-term debt and use the proceeds to redeem previously outstanding long-term debt. When this occurs, the Proceeds from the Issuance of Long-Term Debt and the related Payments to Retire Long-Term Debt are not reported in our cash flow statements because these transactions did not affect our cash balances.

NOTE 16.  EARNINGS PER SHARE (EPS)
----------------------------------

     Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes that proceeds from the hypothetical exercise of stock options and other stock-based awards are used to repurchase outstanding shares of stock at the average fair market price during the reporting period. The following table shows the amounts used in computing earnings per share and the effects of potential dilutive common stock on the weighted average number of shares.

                                                Years Ended December 31,
                                               1998       1997       1996
   ------------------------------------------------------------------------
                                                 - Thousands of Dollars -
   Basic Earnings Per Share:                      (except per share data)
   Numerator: Net Income                     $ 28,032   $ 83,572   $120,852
   Denominator: Average Shares
     of Common Stock - Outstanding             32,178     32,138     32,136
   ------------------------------------------------------------------------
   Basic Earnings Per Share                  $   0.87   $   2.60   $   3.76
   ========================================================================

   Diluted Earnings per Share:
   Numerator: Net Income                     $ 28,032   $ 83,572   $120,852
   Denominator: Average Shares
     of Common Stock - Outstanding             32,178     32,138     32,136
   Effect of Dilutive Securities:
     Warrants                                      79         53         81
     Options                                       90         87         36
   ------------------------------------------------------------------------
     Total Shares                              32,347     32,278     32,253
   ------------------------------------------------------------------------
   Diluted Earnings Per Share                $   0.87   $   2.59   $   3.75
   ========================================================================

     Options to purchase 460,000 shares of common stock at $16.25 per share were outstanding at the end of the year 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

     4.6 million of the 7.6 million warrants outstanding are exercisable into TEP common stock. See Note 13. However, the dilutive effect is the same as it would be if the warrants were exercisable into UniSource Energy Common Stock.










NOTE 17.  QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------

                                                 UniSource Energy
                                     ---------------------------------------
                                       First    Second     Third    Fourth
----------------------------------------------------------------------------
                                             - Thousands of Dollars -
                                              (except per share data)
1998
Operating Revenue                    $160,941  $179,603  $253,229  $174,903
Operating Income                       23,820    29,866    54,610    26,892
NOL Benefit Recognition (see Note 11)       -         -         -         -
Net Income (Loss)                      (7,035)    1,058    33,673       336
Basic Earnings Per Share                (0.22)     0.03      1.05      0.01
Diluted Earnings Per Share              (0.22)     0.03      1.05      0.01
----------------------------------------------------------------------------
1997
Operating Revenue                    $154,281  $182,970  $231,089  $161,553
Operating Income                       20,790    33,830    56,110    23,293
NOL Benefit Recognition (see Note 11)  14,318    14,975    13,120     1,030
Net Income (Loss)                      11,492    29,901    43,415    (1,236)
Basic Earnings Per Share                 0.36      0.93      1.35     (0.04)
Diluted Earnings Per Share               0.36      0.93      1.34     (0.04)
----------------------------------------------------------------------------

                                                       TEP
                                     ---------------------------------------
                                      First    Second     Third    Fourth
----------------------------------------------------------------------------
1998
Operating Revenue                    $161,003  $179,686  $253,280  $175,021
Operating Income                       23,882    29,949    54,661    27,010
Interest Income - Note Receivable
  from UniSource Energy                 2,300     2,326     2,352     2,351
NOL Benefit Recognition (see Note 11)       -         -         -         -
Net Income (Loss)                      (1,607)    8,073    29,374     5,836
----------------------------------------------------------------------------
1997
Operating Revenue                    $154,281  $182,970  $231,089  $161,553
Operating Income                       20,790    33,830    56,110    23,293
NOL Benefit Recognition (see Note 11)  14,318    14,975    13,120     1,030
Net Income (Loss)                      11,492    29,901    43,415    (1,236)
----------------------------------------------------------------------------

     DUE TO SEASONAL FLUCTUATIONS IN TEP'S SALES, UNUSUAL ITEMS AND THE RECOGNITION OF NOL BENEFITS, THE QUARTERLY RESULTS ARE NOT INDICATIVE OF ANNUAL OPERATING RESULTS. THE PRINCIPAL UNUSUAL ITEMS INCLUDE:

   - FIRST QUARTER 1997: SEE NOTE 12 REGARDING THE VSP RELATED AMOUNTS
RECORDED.
   - SECOND QUARTER 1997: UPON DISSOLUTION OF CERTAIN SUBSIDIARIES THAT WERE PART OF TEP'S FORMER INVESTMENT OPERATIONS, TEP REVERSED A LOSS PROVISION, RECORDED IN PRIOR YEARS, RESULTING IN $10.2 MILLION OF INCOME.
   - FOURTH QUARTER 1997: TEP RECEIVED A $2.8 MILLION INTEREST REFUND RELATING TO INCOME TAXES. THIS INTEREST REFUND IS INCLUDED IN OTHER INCOME (DEDUCTIONS) ON THE 1997 INCOME STATEMENT.
   - THIRD QUARTER 1998: TEP CHANGED ITS METHOD OF ESTIMATING UNBILLED REVENUES TO MORE ACCURATELY REFLECT REVENUES BETWEEN MONTHS. IF WE HAD CONTINUED USING THE PREVIOUS METHOD OF CALCULATING UNBILLED REVENUES, REVENUES FOR THE THIRD QUARTER OF 1998 WOULD HAVE BEEN $7.1 MILLION GREATER.
   - FOURTH QUARTER 1998: SEE UTILITY OPERATING REVENUES IN NOTE 1 REGARDING THE IMPACT OF CHANGING THE METHOD OF CALCULATING UNBILLED REVENUES ON REVENUES FOR THE FOURTH QUARTER.

Financial Statement Schedules














                           New Energy Ventures, Inc.

                                 Report and
                      Consolidated Financial Statements

                          December 31, 1998 and 1997








































                        Report of Independent Accountants


To the Board of Directors and Stockholders of New Energy Ventures, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of New Energy Ventures, Inc. and its subsidiaries ("NEV") at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of NEV's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Los Angeles, California
March 30, 1999

































NEW ENERGY VENTURES, INC.
CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------

                                               As of December 31,
                                          ---------------------------
                                               1998          1997
                                          -------------  ------------
                             Assets

Current assets:
  Cash and cash equivalents               $ 16,558,000   $  3,426,000
  Restricted cash                           25,406,000              -
  Accounts receivable, net of $905,000
    and $0, respectively, allowance for
    doubtful accounts                       72,630,000      4,897,000
  Prepaids and other current assets            508,000         83,000
                                         -------------  -------------
                                           115,102,000      8,406,000
Properties and equipment, net                1,690,000        630,000
Other assets                                 4,085,000      1,500,000
                                         -------------  -------------
                                          $120,877,000   $ 10,536,000
                                         =============  =============

                Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                        $  1,493,000   $    872,000
  Payable to joint ventures                  2,595,000              -
  Payable to utility distribution
    companies                               36,693,000              -
  Accrued purchased power                   35,875,000      6,326,000
  Current portion of unrealized
    losses on adverse commitments            5,216,000              -
  Deposits and deferred revenue              3,423,000              -
  Other current liabilities                  4,670,000        674,000
                                         -------------  -------------
                                            89,965,000      7,872,000
                                         =============  =============

Long-term liabilities:
  Notes to stockholder                      36,805,000      4,000,000
  Long-term debt                            10,000,000              -
  Deferred purchased power
    obligation (Note 8)                     17,368,000      5,254,000
  Other long-term liabilities                2,729,000        397,000
                                         -------------  -------------
                                            66,902,000      9,651,000
                                         -------------  -------------
                                           156,867,000     17,523,000
                                         -------------  -------------
Commitments and contingencies
  (see Notes 8 and 9)
Minority interest (of which
  $4,000,000 is manditorily redeemable)      9,174,000              -
                                         -------------  -------------
Stockholders' Equity
  Common stock, $.001 par value;
    20,000,000 authorized; 10,000,000
    and 0 shares issued and outstanding         10,000              -
  Additional paid in capital                11,881,000     10,166,000
  Accumulated deficit                      (57,055,000)   (17,153,000)
                                         -------------  -------------
                                           (45,164,000)    (6,987,000)
                                         -------------  -------------
                                          $120,877,000   $ 10,536,000
                                         =============  =============

See accompanying notes to consolidated financial statements.




















































NEW ENERGY VENTURES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
---------------------------------------------------------------------
                                             Year ended December 31,
                                         ----------------------------
                                               1998          1997
                                         -------------  -------------
Retail customer revenue                   $206,093,000   $  1,524,000
Less:  Utility distribution
  company payments                         102,158,000              -
                                         -------------  -------------
                                           103,935,000      1,524,000
Cost of sales                              108,289,000      1,530,000
Net unrealized losses on adverse
  commitments                               10,570,000              -
                                         -------------  -------------
                                           (14,924,000)        (6,000)
Proprietary purchases and sales, net         2,567,000     (3,242,000)
                                         -------------  -------------
                                           (12,357,000)    (3,248,000)
                                         -------------  -------------
Operating expenses
  Employee costs                            13,850,000      5,147,000
  Outside services                           6,781,000      2,542,000
  Other general and administrative           8,604,000      3,208,000
                                         -------------  -------------
                                            29,235,000     10,897,000
                                         -------------  -------------
                                           (41,592,000)   (14,145,000)
                                         -------------  -------------
Other income and expense, net
  Gain from settlement                       4,000,000              -
  Interest expense                          (3,008,000)       (92,000)
  Other                                        229,000         63,000
                                         -------------  -------------
                                             1,221,000        (29,000)
                                         -------------  -------------
Net loss before minority interest          (40,371,000)   (14,174,000)
Minority interest in loss of
  consolidated subsidiary                      469,000              -
                                         -------------  -------------
    Net loss                              $(39,902,000)  $(14,174,000)
                                         =============  =============

See accompanying notes to consolidated financial statements.
















NEW ENERGY VENTURES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------

                                                 Additional
                                       Common     Paid in      Accumulated
                           Shares      Stock      Capital        Deficit
Total
                     ---------  -------  --------    ----------  ----------

As of December 31, 1996           -    $     -  $ 3,183,000  $ (2,979,000)  $
204,000
  Capital contributions           -          -    6,582,000             -
6,582,000
  Employee stock awards           -          -      401,000             -
401,000
  Net loss                        -          -            -   (14,174,000)
(14,174,000)
                     ---------  -------  ---------   ----------  ----------
As of December 31, 1997           -          -   10,166,000   (17,153,000)
(6,987,000)
                     ---------  -------  ---------   ----------  ----------

  Preference
    contribution                  -          -    9,000,000             -
9,000,000  Equity to debt
    conversion                    -          -   (8,448,000)            -
(8,448,000)
  Preferred return
    conversion                    -          -   (1,768,000)            -
(1,768,000)  Conversion to a    corporation          10,000,000     10,000
(10,000)            -              -  Issuance of
    convertible debt              -          -    1,719,000             -
1,719,000  Employee stock awards           -          -    1,222,000
-      1,222,000  Net loss                        -          -            -
(39,902,000)   (39,902,000)                         ---------  -------  -----
----   ----------  ----------
As of December 31, 1998  10,000,000    $10,000  $11,881,000  $(57,055,000)
$(45,164,000)
                         ==========   ========  ===========   ============
============

See accompanying notes to consolidated financial statements.


























NEW ENERGY VENTURES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
---------------------------------------------------------------------
                                             Year ended December 31,
                                         ----------------------------
                                               1998          1997
                                         -------------  -------------
Cash flows from operating activities:
  Net loss                                $(39,902,000)  $(14,174,000)
  Adjustments to reconcile net loss
   to cash used in operating
   activities:
    Unrealized losses on adverse
     commitments                            10,570,000              -
    Realization of losses on
     adverse commitments                    (4,096,000)             -
    Provision for doubtful accounts          1,167,000              -
    Minority interest in net loss             (469,000)             -
    Other noncash expense                    1,998,000        491,000
Changes in assets and liabilities:
    Restricted cash                        (25,406,000)             -
    Accounts receivable                    (68,900,000)    (4,897,000)
    Prepaids and other current assets         (425,000)       (60,000)
    Accounts payable                           621,000        838,000
    Payable to joint ventures                2,595,000              -
    Payable to utility distribution
     companies                              36,693,000              -
    Accrued purchased power                 29,549,000      6,326,000
    Deposits and deferred revenue            3,423,000              -
    Other current liabilities                3,996,000        608,000
    Deferred purchased power
     obligation                             12,114,000      5,254,000
    Other liabilities                        1,074,000        359,000
                                         -------------  -------------
                                           (35,398,000)    (5,255,000)
                                         -------------  -------------
Cash flows from investing activities:
  Capital expenditures                      (1,385,000)      (646,000)
  Acquisition of distribution rights        (2,500,000)    (1,500,000)
  Sale of minority interest in
        subsidiary, net                      9,643,000              -
                                         -------------  -------------
                                             5,758,000     (2,146,000)
                                         -------------  -------------
Cash flows from financing activities:
  Proceeds from long-term debt              34,000,000      4,000,000
  Debt issuance costs                         (228,000)             -
  Preference contributions                   9,000,000              -
  Capital contributions                              -      6,582,000
                                         -------------  -------------
                                            42,772,000     10,582,000
                                         -------------  -------------
Cash and cash equivalents:
  Net change in cash and cash
   equivalents                              13,132,000      3,181,000
  Beginning of period                        3,426,000        245,000
                                         -------------  -------------
                                          $ 16,558,000   $  3,426,000
                                         =============  =============

Supplemental cash flow information:
Cash paid during the year for:
    Interest                              $    237,000   $          -
    Income taxes                          $          -   $          -
Non-cash investing and financing
  activities:
    Conversion of equity to notes, net    $ 10,216,000   $          -
    Conversion of notes                   $ 13,000,000   $          -
    Issuance of convertible debt          $ (1,719,000)  $          -
    Employee stock awards                 $  1,222,000   $    401,000

See accompanying notes to consolidated financial statements.


















































New Energy Ventures, Inc.
Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

NOTE 1: The Company

New Energy Ventures, Inc. ("NEV") was organized in January 1995 as a subchapter S corporation. On February 6, 1995, NEV entered into a consulting agreement (the "Agreement") with Tucson Electric Power Company ("TEP"), a wholly-owned subsidiary of UniSource Energy Corporation ("UniSource Energy"). Under the terms of the Agreement, as amended, TEP agreed to provide funding for operating expenses to NEV in exchange for an option to acquire 50% of the capital stock of NEV or, at the option of the parties, to acquire a 50% interest in a newly organized limited liability company formed through the contribution of the assets of NEV.

On September 1, 1997, TEP exercised its option and the Agreement was terminated. In accordance with the terms of the Agreement, NEV was reorganized as a limited liability company. All tangible and intangible assets and liabilities obtained and incurred by NEV during the term of the Agreement were contributed to the newly formed organization. The assets and liabilities transferred were accounted for at historical cost in a manner similar to a pooling of interests. TEP's interest in NEV was subsequently transferred to MEH Corporation ("MEH"), an indirect wholly-owned subsidiary of UniSource Energy.

On October 9, 1998, NEV changed its form of organization to its present form as a Delaware corporation. The capital accounts prior to the conversion date have been reclassified to reflect NEV's current form of organization.

Nature of Operations

NEV was formed to provide electricity, energy products and services, and technology-based energy solutions to customers in deregulating energy markets. NEV also engages in wholesale purchases and sales to support its retail customer base and for other proprietary purposes.

Retail Electricity and Services

NEV currently serves retail electricity customers in certain Eastern and Western states where markets have opened to competition. NEV establishes separate subsidiaries in each of the major markets in which it intends to compete. Through its wholly-owned subsidiary, NEV California, L.L.C. ("NEV California"), NEV commenced substantive operations as a retail energy provider in California on March 31, 1998. NEV expanded operations in June 1998, when NEV East, L.L.C. ("NEV East") began serving customers in New York City. NEV East has also delivered energy under limited pilot programs in Pennsylvania and upstate New York since November 1997 and served customers in Rhode Island from July 1997 to December 1997.

In addition, during the year ended December 31, 1998, NEV established NEV Midwest, L.L.C. and NEV Texas, L.L.C. for the purpose of competing in other competitive markets across the nation.

NEV typically enters into one to three year electricity supply contracts with its retail customers. These contracts include shared savings agreements, fixed savings arrangements and fixed price supply contracts. Under the terms of its typical shared savings agreements, NEV receives a contractually agreed-upon percentage of the customer's savings compared to the applicable tariff rate, market clearing price or California Power Exchange price, plus a volumetric transaction fee.

NEV is also developing products and services in the area of energy efficiency and information systems for the purpose of enhancing the overall efficiency of its customers' facilities and to avail its customers of more timely energy information.

Technology-Based Energy Solutions

NEV's wholly-owned subsidiary NEV Technologies, L.L.C. ("NEV Technologies") was established to distribute and service advanced technology, energy generation products. NEV has exclusive distribution agreements with AlliedSignal Power Systems, Inc. ("AlliedSignal") to market and distribute its distributed generation products in the Western United States and certain Pacific Rim nations. In addition, on June 15, 1998, NEV Technologies formed two joint ventures, NEVTech Americas, L.L.C. ("NEVTech Americas") and NEVTech Pacifica, L.L.C. ("NEVTech Pacifica"), to distribute and service AlliedSignal's distributed generation products in certain countries located in South America and the South Pacific.

Wholesale Purchases and Sales

NEV engages in wholesale purchases and sales activities to generate savings for its retail customers and for proprietary purposes (see Note 8).

NOTE 2: Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of NEV and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. NEV accounts for NEV Technologies' investments in NEVTech Americas and NEVTech Pacifica under the equity method of accounting.

Revenue Recognition

Retail revenues consist of billings to customers for consumption of electricity and accruals for electricity sold but not yet billed. In California, revenues include amounts related to transmission and distribution services provided by the local utility distribution companies ("UDCs"). NEV estimates the portion of the bill related to UDC services based on historical and other billing information provided by the UDCs and any difference between billed and actual costs is adjusted through subsequent billings.

In California, NEV procures energy through bilateral contracts, the California Power Exchange and the over-the-counter market to reduce costs for its shared savings and fixed savings retail customers. Savings generated through these activities are pooled and distributed over a rolling twelve-month period as a reduction to the NEV energy price charged to non-fixed price retail customers. The amount of energy savings applicable to retail customers is established on a monthly basis. There were no undistributed savings as of December 31, 1998.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Restricted Cash

Restricted cash includes cash receipts from California retail customer sales. These amounts are held as collateral by Donaldson, Lufkin & Jenrette, Inc. ("DLJ") for guarantees issued to the UDCs on behalf of NEV California. On a daily basis, the estimated non-UDC portion of customer cash receipts are transferred to NEV's general cash account; UDC-related receipts are transferred as needed to remit UDC payments.

Properties and Equipment, Net

Properties and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated lives of the assets as follows: computer hardware and software, 3 to 5 years; leasehold improvements, furniture and fixtures, and office and general equipment, 5 years.

Employee Stock Plans

Compensation expense related to employee stock awards is recorded on a straight-line basis over the applicable vesting period based on the fair value of the stock at the measurement date as determined by an independent valuation.

Purchase and Sale Commitments

NEV enters into purchase and sale commitments for energy, transmission and capacity to support its retail customer load and for other proprietary purposes. NEV uses accrual accounting to account for its over-the-counter commodity contracts. Under this method, NEV evaluates over-the-counter contracts to determine if changes in market conditions have resulted in unrealized gains or losses on those contracts. Gains on non-exchange traded contracts are recognized when realized; however, unrealized losses are recorded in the period in which they are identified (see Note 8). Gains and losses, and the related costs paid or premiums received, are recognized currently in income. Gains and losses related to activities to support NEV's retail customer base are included in Cost of sales. All other wholesale activities are included in Proprietary purchases and sales, net.

New Accounting Standards

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs once certain criteria are met. NEV currently expenses these costs as incurred. NEV adopted SOP 98-1 on January 1, 1999, as required.

In November 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus related to the accounting for energy trading activities. In accordance with EITF 98-10, energy trading contracts must be marked to market with the gains and losses included in earnings and separately disclosed in the financial statements. NEV adopted EITF 98-10 on January 1, 1999, as required. NEV has not determined the impact that adoption of this statement will have on its consolidated financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. Statement 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in value of these derivatives would be reported in income or other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. NEV is evaluating the timing of adoption of Statement 133 and does not believe it will have a material impact on its result of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 3: NEV Technologies

Minority Interest

In October 1998, The Mission Group ("Mission") entered into an agreement with NEV to contribute $10 million to NEV Technologies in exchange for a future equity interest in NEV Technologies. In accordance with the terms of the agreement, Mission's contribution will convert to members' equity in NEV Technologies on or prior to October 13, 2000. Upon conversion, Mission will receive a percentage ownership in NEV Technologies equal to the greater of 13.33% or $10 million divided by the appraised value as of May 31, 2000. Mission may elect to redeem $4 million of its contribution on the conversion date. If Mission elects to redeem such amount, the $6 million remaining investment would convert on a pro-rata basis in accordance with the above referenced conversion formula. Upon conversion, NEV Technologies' capital accounts will be adjusted so that the members' capital account balances are in proportion to their respective percentage interests immediately following the conversion.

Prior to conversion, Mission is entitled to receive distributions and allocations of taxable income or loss, but has no voting rights. Mission was also provided with certain limited protective rights which require its consent to, among other things, liquidation and other matters related to NEV Technologies, under certain conditions.

NEV recorded Mission's investment as minority interest, net of related costs. Prior to the conversion date, net income and losses attributable to NEV Technologies are allocated to Mission based on the terms for liquidation distributions, as provided in the agreement.

Distribution Agreements

NEV Technologies has entered into distribution agreements for the exclusive right to distribute and service AlliedSignal distributed generation technology in the fourteen states comprising the Western United States and certain countries outside the United States, including Hong Kong, Taiwan, Vietnam, the Philippines and Singapore (together, the "Distribution Agreements"). During 1998 and 1997, NEV made payments of $2.5 million and $1.5 million, respectively, to obtain and maintain its exclusive rights. These payments have been capitalized as Other assets and will be amortized on a straight-line basis over the contract term of ten years from the date of first delivery of a basic unit.

In order to maintain its exclusive rights over the contract terms, NEV will be required to make additional payments under the Distribution Agreements as follows:

     -  $2.5 million by March 31, 1999;
     - $1 million upon satisfaction of certain performance standards, in no event prior to June 30, 1999;
     - $4 million upon delivery of a basic unit which meets certain specified pricing levels which are required to be satisfied by January 1, 2003.

NEV Technologies must also purchase minimum quantities of the product at specified prices from 1999 through 2009. Failure to meet these quotas may result in a reduction of the scope of NEV's exclusive distribution territories.

Management anticipates delivery of a prototype and production unit during the second quarter of 1999. If AlliedSignal fails to meet its contractual delivery obligations, NEV Technologies has certain liquidated damages provisions under the Distribution Agreements.

Joint Ventures

In June 1998, NEV Technologies and Dames & Moore Ventures, Inc. ("Dames & Moore") established NEVTech Americas and NEVTech Pacifica to provide on-site electric generation capabilities and services in specified South American and South Pacific countries. These equally-owned joint ventures are development stage enterprises which have entered into agreements for the exclusive right to market and distribute AlliedSignal distributed generation technology in these markets. NEV's basis in these joint ventures is currently zero.

NEV Technologies also serves as the manager of the joint ventures and is entitled to reimbursement of out-of-pocket expenses and certain promotional costs and expenses. During the year ended December 31, 1998, the joint ventures collectively reimbursed NEV approximately $628,000 for direct and other costs in accordance with the operating agreements. The joint ventures had no other operating expenses or revenues during the year ended December 31, 1998.

During 1998, NEVTech Americas and NEVTech Pacifica made payments of $800,000 and $200,000, respectively, to AlliedSignal to maintain the exclusive distribution agreements. NEVTech Americas will be required to make an additional payment of $500,000 after delivery of 150 units to Brazil; this payment will be due no earlier than December 31, 1999.

During 1998, Dames & Moore made capital contributions totaling $5,000,000 to the joint ventures. No other capital contributions are currently required for the joint ventures.

NOTE 4: Properties and Equipment

Properties and equipment consist of the following:

                                               As of December 31,
                                          ----------------------------
                                               1998          1997
     -----------------------------------------------------------------
     Computer hardware and software        $  1,684,000   $    483,000
     Leasehold improvements                     154,000         91,000
     Furniture and fixtures                     131,000        126,000
     Office and general equipment                98,000         67,000
                                          -------------  -------------

                                              2,067,000        767,000
       Accumulated depreciation and
         amortization                          (377,000)      (137,000)
                                          -------------  -------------
                                           $  1,690,000   $    630,000
                                          =============  =============

NOTE 5: Notes to Stockholder and Long-term Debt

Notes to stockholder and Long-term debt consists of the following:

                                               As of December 31,
                         Interest Rate at  -------------------------
                         December 31, 1998      1998          1997
     ----------------------------------------------------------------
     Bridge Loan              10.41%        $10,000,000   $         -
     Notes to stockholder
       Due December 1999          -                   -     1,000,000
       Due June 2000           9.44%         15,000,000             -
       Due August 2000         7.94%         19,000,000             -
       Due August 2003         8.00%          4,768,000             -
       Due August 2006            -                   -     3,000,000
                                            -----------   -----------
         Total principal amount              48,768,000     4,000,000
         Unamortized discount                (1,963,000)            -
                                            -----------   -----------
                                            $46,805,000   $ 4,000,000
                                            ===========   ===========

Bridge Loan

On August 8, 1998, NEV obtained a Bridge Loan from Energy Funding, Inc. ("Energy Funding"), an affiliate of DLJ, with a maximum funding commitment of $10 million. Under the terms of the Bridge Loan agreement, as amended, borrowings bear interest at LIBOR plus 5%, payable every 90 days. NEV paid $200,000 in commitment and takedown fees during 1998. In addition, the amended agreement requires a commitment fee payable monthly of .5%, based on the outstanding principal amount at the first business day of each month. Borrowings under the Bridge Loan agreement may be redeemed on 10 days notice, at any time, at par plus accrued interest to the redemption date. The redemption price (whether early or at maturity) will be 103% of par plus accrued interest if the notes are not redeemed with funds raised through a transaction led by DLJ. The Bridge Loan contains certain financial covenants that restrict the sale of assets, the incurrence of additional indebtedness and certain investments and acquisitions.

In connection with the consummation of the funding agreement, UniSource Energy issued an irrevocable guarantee to Energy Funding, providing the prompt payment and performance of all obligations of NEV under the Bridge Loan agreement. In accordance with a separate agreement between UniSource Energy and NEV, if UniSource Energy is required to make payment under its guarantee, NEV will not be required to reimburse UniSource Energy until June 1, 2000. Any amounts owed to UniSource Energy as a result of this guarantee will bear interest at LIBOR plus 7%.

Borrowings under the Bridge Loan agreement, as amended, must be repaid at maturity on March 31, 1999. As of March 1, 1999, the maturity date was extended to April 30, 1999. NEV has recorded the Bridge Loan as a long-term liability as it intends to either use loan proceeds or to call upon the UniSource Energy guarantee for repayment on the maturity date.

Notes to Stockholder

On December 27, 1997, MEH agreed to provide a one-year irrevocable Credit Facility (the "Facility") to NEV with an aggregate funding commitment of $20 million, including up to $10 million in loans and $10 million in preference or additional equity. During the period through September 1, 1998, NEV obtained $10 million in loans, bearing interest at LIBOR plus 2.5% and maturing on December 31, 1999, under the Facility. NEV also obtained $9 million in preference equity. The preference equity required a 5% per annum priority distribution and included a repurchase option for an amount which provided MEH with a 25% annualized return. On September 1, 1998, the borrowings and preference equity obtained under the Facility were exchanged for a stockholder note bearing interest at LIBOR plus 2.5% per annum, maturing at the earlier of August 31, 2000 or the closing of the sale of debt securities with net cash proceeds to NEV of at least $60 million. The note permits borrowings of up to $20 million in aggregate and may be prepaid at any time without penalty.

Also on September 1, 1998, NEV converted a preference return entitlement of $1,768,000, bearing interest at 10% per annum, and a $3,000,000 note due August 31, 2006 bearing interest at 8% per annum to a $4,768,000 stockholder note due August 31, 2003, bearing interest at 8% per annum. The stockholder note may be prepaid at any time without penalty. Interest outstanding at the date of conversion related to the preference return was forgiven. The equity exchange was recorded as a treasury stock transaction and the difference in the fair value of the obligations exchanged of $552,000 was recorded as an equity contribution which will be amortized over the term of the related notes.

On December 14, 1998, MEH provided a convertible credit facility (the "Convertible Facility") to NEV in the amount of $30 million. In accordance with the terms of the Convertible Facility, as amended, the facility is subject to the availability and assignment of assets from NEV to collateralize amounts outstanding (see Note 9). Interest accrues at a rate of LIBOR plus 4 1/2% and will be reset every 90 days following the date of a drawdown. The facility matures on June 1, 2000 at which time interest and principal outstanding are due. Borrowings outstanding under the convertible credit facility may be prepaid at any time without penalty.

At any time after April 1, 1999, MEH may elect to convert up to 5% of the outstanding principal balance into an amount of NEV common stock not exceeding 5% of the total NEV stock issued and outstanding following the conversion. The conversion price will be based on the fair market value of NEV at the time of conversion, less a discount in the amount of $114,609 for each $1 million of outstanding principal balance under the credit facility. The outstanding value of the beneficial conversion feature is recorded as paid-in-capital and is being amortized as interest expense over the vesting period. At December 31, 1998, amounts advanced under the credit facility totaled $15,000,000 of which $13,281,000 was recorded as long-term debt and $1,719,000 as paid-in-capital.

During the years ended December 31, 1998 and 1997, NEV incurred interest expense of $1.3 million and $80,000, respectively, related to its notes to stockholder. At December 31, 1998 and 1997, accrued interest of $1.2 million and $80,000, respectively, related to the notes to stockholder was included in Long-term liabilities.

Fair Value

The fair value of Notes to stockholder and Long-term debt was $48.1 million and $3.7 million at December 31, 1998 and 1997, respectively. Management has estimated fair value based on the present value of interest and principal payments on the long-term debt, discounted using current interest rates obtainable by NEV for debt of similar quality and maturities.

NOTE 6: Stock and Incentive Programs for Management

NEV entered into agreements with executive management to provide restricted stock awards in New Energy Holdings, Inc. ("NEH"), a 50% shareholder in NEV. Certain of these awards are contingent upon employment at specified vesting dates through 2000. NEH and the other shareholders have the right to repurchase the stock at fair value upon termination of employment. In addition, shares may not be sold or transferred without providing the opportunity to NEH and the other shareholders to repurchase the shares. Under limited circumstances, certain of the awards provide that any nonvested shares will vest immediately upon change in control of NEV.

Information with respect to stock awards is as follows (amounts represent percentage ownership in NEH):

     Stock awards                 Outstanding     Vested
     ---------------------------------------------------
     At January 1, 1997                 5.00%      2.50%
        Additions                      11.50%      3.50%
                                       ------     ------
     At December 31, 1997              16.50%      6.00%
        Additions                       8.00%      9.67%
                                       ------     ------
     At December 31, 1998              24.50%     15.67%
                                       ======     ======

Compensation expense of $1.2 million and $401,000 related to these awards was recognized during the years ended December 31, 1998 and 1997, respectively. The fair value of awards granted during the years ended December 31, 1998 and 1997 was approximately $1.2 million and $775,000, respectively.

Phantom Stock Awards

During the year ended December 31, 1998, certain of NEV's subsidiaries established separate performance incentive plans (together, the "Incentive Plans"). Under the terms of the Incentive Plans, officers and employees of the specified subsidiary or affiliated companies may be granted performance units which represent the right to receive payment for appreciation of the fair value of the subsidiary as determined by a defined formula based on net income. Payments under the plans will be made after a trigger date which may be (a) a fixed date set forth in the award agreement; (b) the participant's termination of employment; (c) the termination of the plan by the subsidiary; or (d) a change in control as defined in the agreements (unless the managing committee provides otherwise).

Certain of these awards are contingent upon employment at specified vesting dates through 2002. All nonvested awards will vest immediately upon a change of control.

Performance units awarded during the year ended December 31, 1998 were as follows:

                                  Units       Units      Units
                               Authorized    Awarded     Vested
     ----------------------------------------------------------
     NEV East, L.L.C.            200,000     120,000     90,000
     NEV California, L.L.C.      200,000      30,000     20,000
     NEV Technologies, L.L.C.    200,000     120,000     25,000
     NEV Midwest, L.L.C.         200,000     100,000          -

The Incentive Plans follow variable plan accounting with recognition of changes in fair value, as defined, recorded currently in income. No compensation expense related to these awards was recognized during 1998 or 1997.

Stock Options

In October 1998, NEV established a stock option plan which provides for the granting of incentive stock options or non-qualified stock options to specified officers and key employees. The plan also provides for issuance of restricted stock awards, stock appreciation rights and performance awards. The plan is administered by the Board of Directors. No option can be for a term of more than ten years from the date of grant. The purchase price of options will be determined by the Board, but cannot be less than 100% and 85% of the fair market value of the common stock on the date that incentive stock options or non-qualified stock options are granted, respectively. Unless otherwise determined, options granted under the plan will be exercisable ratably over five years. As of December 31, 1998, 1.1 million shares are reserved for issuance under this plan and NEV was authorized to grant 390,000 shares at an exercise price of $10 per share. No awards were made during 1998.

During 1999, an additional 500,000 options were authorized for issuance and NEV issued 400,000 options at an exercise price of $10 per share under the plan.

NOTE 7: Income Taxes

Upon conversion from a limited liability company ("LLC") to a corporation on October 9, 1998, NEV adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This statement requires that deferred income tax assets and liabilities be recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets that are not likely to be realized. Prior to October 1998, net income and losses were distributed to members of the LLC.

NEV did not recognize a provision or benefit for income taxes during 1998. A reconciliation of the statutory federal income tax rate and the effective tax rate for the period from October 9, 1998 through December 31, 1998 follows:

     Statutory federal income tax rate                         35.0%
     State and local taxes net of federal income tax            5.0%
     Change in valuation allowance                            -40.0%
                                                              ------
                                                                0.0%
                                                              ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1998 and October 9, 1998 are as follows:

                                               As of December   As of October
                                                   31, 1998         9, 1998
                                                 -----------     -----------

   Deferred tax asset
     Deferred purchased power expense            $ 7,159,000     $ 5,997,000
     Unrealized losses on adverse commitments      2,590,000       3,585,000
     Other assets                                    748,000         286,000
                                                 -----------     -----------
                                                  10,497,000       9,868,000
     Less: valuation allowance                   (10,497,000)     (9,868,000)
                                                 -----------     -----------
     Net deferred tax                            $         -     $         -
                                                 ===========     ===========

A valuation allowance has been established due to the uncertainty of realizing tax loss carryforwards and other deferred tax assets.

NOTE 8: Wholesale Energy Supply and Risk Management

NEV enters into forward purchase commitments involving the physical delivery of energy to serve its retail customer load. In addition, NEV enters into physical commodity contracts and derivative instruments, including swaps, options and financial contracts, to provide savings to its retail customers and for proprietary purposes.

Market Risk

NEV is exposed to price risk in the markets in which it conducts electricity purchases and sales. Market risk arises from the potential change in the value of financial instruments and physical commodities based on fluctuations in electricity commodity exchange prices and bases. Market risk is also affected by changes in volatility and liquidity in markets in which these instruments are traded. NEV manages its wholesale risk exposure by balancing commodity purchases through a combination of long-term and short-term (spot market) agreements. NEV also will at times create a net open position to take advantage of anticipated market opportunities.

NEV has further established trading policies and limits designed to manage NEV's exposure to price risk. The Company periodically reviews its exposures against the stipulated limits. NEV also continually reviews its policies to ensure that they are responsive to changing market conditions. NEV measures its exposure to market risk by comparing its open positions to a market estimate of fair value. The market prices used to determine fair value are based on management's best estimates, which consider various factors including broker quotes, exchange, over the counter prices and time value.

Credit Risk

NEV is exposed to credit risk related to potential nonperformance by its wholesale counterparties under the terms of contractual agreements. During 1998 and 1997, wholesale sales to trading counterparties, including utility companies and energy marketers, totaled amounts equal to approximately 38% and 92%, respectively, of NEV's combined wholesale and retail revenue. During 1997, sales contracts with Noram Energy Services and Conagra Energy Services, Inc. equaled 41% and 40%, respectively, of total revenue.

Management manages the risk of counterparty default by performing financial credit reviews of its counterparties and through the use of standardized agreements which allow for the netting of positive and negative exposures associated with a single counterparty. In addition, NEV may require collateral to support trading positions from certain counterparties. NEV does not anticipate any nonperformance by any of its counterparties and has no reserves related to nonperformance as of December 31, 1998. NEV did not experience any material counterparty default during 1998 or 1997.

Retail sales also potentially expose NEV to concentrations of credit risk. As of and for the year ended December 31, 1998, customers located in California and New York City accounted for approximately 80% and 10%, respectively, of NEV's accounts receivable and 89% and 9%, respectively, of NEV's retail revenue. NEV performs ongoing credit evaluations of its customers' financial condition and reserves the right to require collateral under its retail contracts. NEV's customer base in California and New York City consists primarily of large retailers, manufacturers and government agencies and management does not believe that this concentration of sales and credit risk represents a material risk of loss with respect to its financial position as of December 31, 1998. During the year ended December 31, 1998, Ralphs Grocery Company accounted for 17% of total revenue.

Forward Commitments

A summary of NEV's open forward commitments is as follows:

                           Purchases                  Sales
                     -----------------------------------------------
                       MWhs        Amount       MWhs       Amount
                     -----------------------------------------------
     Year Ending
     December 31,
        1999         4,024,000  $ 81,952,000  2,093,000  $45,681,000
        2000         3,514,000  $ 79,860,000  1,064,000  $24,530,000
        2001         4,165,000  $110,869,000  1,351,000  $32,964,000
        2002         3,281,000  $ 92,852,000    839,000  $21,118,000
        2003         1,752,000  $ 51,283,000          -  $         -

Certain of NEV's energy purchase commitments provide changing prices over the contract terms. For financial reporting purposes, all energy received under these contracts is recorded in the income statement as cost of sales or proprietary purchases and sales, net at the average contract price; differences between the average price and amounts paid currently under the contracts are recorded in the balance sheet as Deferred purchase power obligation. During the year ended December 31, 1998, NEV recorded deferred purchased power costs of $12.7 million, of which $8.1 million and $4.6 million were included in retail Cost of sales and Proprietary purchases and sales, net, respectively. During 1997, NEV deferred $5.3 million under these contracts.

During 1998 and 1997, wholesale purchases were concentrated with a few large suppliers; however, NEV has purchase relationships with numerous counterparties and management does not believe that NEV is dependent on any single supplier.

Retail Sales Commitments

As of December 31, 1998, NEV had entered into a limited number of retail contracts requiring a certain minimum level of savings below the exchange or current tariff rate. In addition, NEV entered into one below market fixed price retail contract. As a result, NEV recorded net losses for adverse commitments aggregating $10.6 million during the year ended December 31, 1998, reflecting management's belief that these contracts are priced below current market rates. Management estimated this amount based on current and anticipated market conditions and historical customer consumption; differences between these assumptions and actual prices and usage will impact actual losses recorded related to these contracts, which will generally occur over the next two years.

NOTE 9: Commitments and Contingencies

UDC Guarantee and Reimbursement Agreements

As of August 24, 1998, DLJ issued guarantees to the California UDCs related to NEV California's obligations to the UDCs arising from distribution and transmission services provided in the California retail business. DLJ's aggregate commitment under these guarantees is $61.3 million, of which $36.7 million was outstanding as of December 31, 1998.

NEV and DLJ entered into a reimbursement agreement related to the guarantees. Pursuant to the terms of the reimbursement agreement, NEV is required to pay a monthly fee of .125% of the exposure amount during the immediately proceeding month under the outstanding UDC guarantees. In addition, amounts advanced by DLJ under the guarantees will bear interest at an annual rate of LIBOR plus 4.0% and will be subject to a takedown fee of 1.0%. No amounts were advanced by DLJ under the guarantees during the year ended December 31, 1998. The reimbursement agreement includes certain financial covenants that restrict the sale of assets, the incurrence of certain additional indebtedness and certain investments and acquisitions. On March 23, 1999, the UDC credit facility termination date was extended to the earlier of the closing of a private placement offering or June 30, 1999. Management is currently evaluating alternative sources of credit support.

Pledged Assets

NEV has assigned California retail accounts receivable to DLJ as collateral to support the UDC guarantees. In addition, NEV has further assigned certain assets to UniSource Energy and MEH as collateral for credit support and stockholder notes. UniSource Energy provided credit support to NEV in the form of guarantees and surety bonds to support NEV's wholesale and retail electricity purchases and sales activities. As of December 31, 1998, UniSource Energy had extended guarantees and surety bonds aggregating $39.6 million, of which $14.4 million was outstanding. In addition, UniSource Energy has guaranteed repayment of the Bridge Loan.

As of December 31, 1998, assets pledged or assigned to support the guarantees and notes include Restricted cash and Accounts receivable of $25.4 million and $72.6 million, respectively. DLJ has a first priority interest in the restricted cash and California retail accounts receivable balances. MEH and UniSource Energy have a first priority interest in wholesale and non-California retail accounts receivable and a second priority interest in the energy portion of California retail accounts receivable.

NEV also assigned to UniSource Energy two years of its rights to receive power from certain purchase power contracts under which it is entitled to receive firm power of approximately 400 MW.

Service Agreement

NEV entered into an agreement with LG&E Power Marketing Inc. ("LG&E") to obtain scheduling, metering and billing services through December 31, 2001. In exchange for these services, NEV pays LG&E a declining fee ranging from $0.40 - $0.14 per MWh, depending on the aggregate quantity of MWhs delivered by NEV. The base rate will be adjusted annually based on changes in the Consumers Price Index. Minimum fees required under this contract are as follows: $262,000, $273,000 and $285,000 for each of the calendar years 1999, 2000 and 2001, respectively. During the year ended December 31, 1998, NEV paid LG&E servicing fees of $1 million. Currently, MEH and UniSource Energy have guaranteed any amounts owed by NEV up to $9.1 million for the term of the Agreement. This contract may be terminated by either party without cause, with one year written notice which may be given at any time after July 1, 1999.

Lease Commitments

NEV has commitments under non-cancelable long-term leases, primarily for office space and equipment. At December 31, 1998, the future minimum lease payments under operating leases are as follows:

     Year Ending December 31,
     -------------------------------------------------------
              1999                               $1,060,000
              2000                                  852,000
              2001                                  747,000
              2002                                  597,000
              2003                                   37,000
                                                -----------
                                                 $3,293,000
                                                ===========

Rental expense amounted to $863,000 and $324,000 during 1998 and 1997, respectively.

Settlement Agreement

In November 1998, NEV entered into a settlement agreement with a service provider relating to disputes with respect to services received under related agreements. The settlement provided NEV with a $4 million initial payment and the right to receive two additional payments of $1 million in each of the two years following the date of settlement. These additional payments are subject to conditions which restrict similar claims during the settlement period. NEV recorded the initial payment as Gain from settlement and will recognize remaining payments due under the settlement in the period received.

NEV is party to legal actions and other claims with respect to matters arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, it is the opinion of management that any ultimate liability which may arise from these claims will not materially affect NEV's consolidated financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-----------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

     Not applicable.



                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
-------------------------------------------------------------------------

     DIRECTORS
     ---------

     Certain of the individuals serving as Directors of UniSource Energy also serve as the Directors of TEP. Information concerning Directors is contained under Election of Directors in the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.

     EXECUTIVE OFFICERS
     ------------------

     Executive Officers of UniSource Energy who are elected annually by the Company's Board of Directors, are as follows:

                                                          Executive
Name                  Age   Title                      Officer Since
----                  ---   -----                      -------------

James S. Pignatelli   55    Chairman, President and         1994
                            Chief Executive Officer (a)

Ira R. Adler          48    Executive Vice President,       1988
                            Chief Financial Officer and
                            Treasurer (b)

Dennis R. Nelson      48    Vice President, General         1991
                            Counsel and Corporate
                            Secretary (c)

Karen G. Kissinger    44    Vice President, Controller      1991
                            and Principal Accounting
                            Officer (d)

Michael J. DeConcini  34    Vice President - Strategic      1999
                            Planning (e)



     Executive Officers of TEP who are elected annually by TEP's Board of Directors, are:

                                                           Executive
Name                  Age  Title                         Officer Since
----                  ---  -----                         -------------

James S. Pignatelli   55   Chairman, President and Chief     1994
                           Executive Officer (a)

Ira R. Adler          48   Executive Vice President and      1988
                           Chief Financial Officer,
                           Chief Operating Officer,
                           Generation (b)

Dennis R. Nelson      48   Senior Vice President and         1991
                           General Counsel (c)

Thomas A. Delawder    52   Vice President - Energy           1985
                           Resources (f)

Gary L. Ellerd        48   Vice President -                  1985
                           Transmission (g)

Steven J. Glaser      41   Vice President - Rates and
                           Regulatory Support, and Utility   1994
                           Distribution Company Energy
                           Services (h)

Thomas Hansen         48   Vice President - Technical        1992
                           Advisor (i)

Karen G. Kissinger    44   Vice President, Controller and    1991
                           Chief Information Officer (d)

Kevin P. Larson       42   Vice President and Treasurer (j)  1994

Vincent Nitido        43   Vice President and Assistant      1998
                           General Counsel (k)

James Pyers           56   Vice President - Engineering      1998
                           Operations (l)


(a) James S. Pignatelli: Mr. Pignatelli joined TEP as Senior Vice President in August 1994 and was elected Senior Vice President and Chief Operating Officer in 1996. He was named Senior Vice President and Chief Operating Officer of UniSource Energy in January 1998, and Executive Vice President and Chief Operating Officer of TEP in March 1998. On June 23, 1998, Mr. Pignatelli was named Chairman, President and CEO of UniSource Energy and TEP. Prior to joining TEP, he was President and Chief Executive Officer from 1988 to 1993 of Mission Energy Company, a subsidiary of SCE Corp.

(b) Ira R. Adler: Mr. Adler joined TEP in 1986 as Manager of Financial Planning. In 1987 he was elected as Vice President and Treasurer of TRI, one of TEP's investment subsidiaries, from which position he resigned in October 1988, when he was elected Treasurer of TEP. He was elected Vice President - Finance and Treasurer in July 1989 and was elected Senior Vice President and Chief Financial Officer in July 1990 and President of TRI and SRI in April 1992. He was named Senior Vice President, Chief Financial Officer and Treasurer of UniSource Energy in January 1998. Mr. Adler was named Executive Vice President of TEP in March 1998 and Executive Vice President of UniSource Energy in June 1998. In November 1998, Mr. Adler also became Chief Operating Officer _ Generation. Prior to joining TEP, he was Vice President - Finance of US WEST Financial Services, Inc.

(c) Dennis R. Nelson: Mr. Nelson joined TEP as a staff attorney in 1976. He was manager of the Legal Department from 1985 to 1990. He was elected Vice President, General Counsel and Corporate Secretary in January 1991. He was named Vice President, General Counsel and Corporate Secretary of UniSource Energy in January 1998. Mr. Nelson was named Senior Vice President and General Counsel of TEP in November 1998.

(d) Karen G. Kissinger: Ms. Kissinger joined TEP as Vice President and Controller in January 1991. She was named Vice President, Controller and Principal Accounting Officer of UniSource Energy in January 1998. In November 1998, Ms. Kissinger was also named Chief Information Officer of TEP. Prior to joining TEP, she was a Manager with Deloitte & Touche from 1986 through 1989 and a Senior Manager through 1990.

(e) Michael J. DeConcini: Mr. DeConcini joined TEP in 1988 and served in various positions in finance, strategic planning and wholesale marketing. He was Manager of TEP's Wholesale Marketing Department in 1994, adding Product Development and Business Development in 1997. In November 1998, he was elected Vice President of MEH, and elected Vice President - Strategic Planning of UniSource Energy in February 1999.

(f) Thomas A. Delawder: Mr. Delawder joined TEP in 1974 and thereafter served in various engineering and operations positions. In April 1985 he was named Manager, Systems Operations and was elected Vice President - Power Supply and System Control in November 1985. In February 1991, he became Vice President - Engineering and Power Supply and in January 1992 he became Vice President - System Operations. In 1994, he became Vice President - Energy Resources.

(g) Gary L. Ellerd: Mr. Ellerd joined TEP as Vice President and Controller in January 1985. He was elected Vice President - Services and Chief Information Officer in January 1991 and in January 1992 he became Vice President - Corporate Information Services and Chief Information Officer. In 1994, he was named Vice President - Retail Customers. In 1995, he was named Vice President - Operations. Mr. Ellerd became Vice President - Transmission in November 1998.

(h) Steven J. Glaser: Mr. Glaser joined TEP in 1990 as a Senior Attorney in charge of Regulatory Affairs. He was Manager of TEP's Legal department from 1992 to 1994, and Manager of Contracts and Wholesale Marketing from 1994 until elected Vice President - Business Development. In 1995, he was named Vice President - Wholesale/Retail Pricing and System Planning. He was named Vice President - Energy Services in 1996 and Vice President - Rates and Regulatory Support and UDC Energy Services in November 1998.

(i) Thomas Hansen: Mr. Hansen joined TEP in December 1992 as Vice President - Power Production. Prior to Joining TEP, Mr. Hansen was Century Power Corporation's Vice President - Operations from 1989 and Plant Manager at Springerville from 1987 through 1988. In 1994, he was named Vice President - Technical Advisor.

(j) Kevin P. Larson: Mr. Larson joined TEP in 1985 and thereafter held various positions in its finance department and at TEP's investment subsidiaries. In January 1991, he was elected Assistant Treasurer of TEP and named Manager of Financial Programs. He was elected Treasurer of TEP in August 1994 and Vice President in March 1997.

(k) Vincent Nitido: Mr. Nitido joined TEP as a staff attorney in 1991. He was promoted to manager of the Legal Department in 1994, and elected Vice President and Assistant General Counsel in 1998.

(l) James Pyers: Mr. Pyers joined TEP in 1974 as a Supervisor. Thereafter, he held various supervisory positions and was promoted to Manager of Customer in Service Operations in February 1998. Mr. Pyers was elected Vice President - Utility Distribution Company Operations in November 1998.

Mr. George W. Miraben, Executive Vice President and Chief Operating Officer, Utility Distribution Company, resigned from TEP in January 1999.



ITEM 11. EXECUTIVE COMPENSATION
-------------------------------------------------------------------------

     Information concerning Executive Compensation is contained under Executive Compensation and Other Information in the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

  GENERAL
  -------

     At March 8, 1999, UniSource Energy had outstanding 32,290,859 shares of Common Stock. As of March 8, 1999, the number of shares of Common Stock beneficially owned by all directors and officers of the Company as a group amounted to less than 1% of the outstanding Common Stock.

     At March 8, 1999, UniSource Energy owned all of the outstanding shares of common stock of TEP.

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  -----------------------------------------------

     Information concerning the security ownership of certain beneficial owners of UniSource Energy is contained under Security Ownership of Certain Beneficial Owners in the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.

  SECURITY OWNERSHIP OF MANAGEMENT
  --------------------------------

     Information concerning the security ownership of the Directors and Executive Officers of UniSource Energy and TEP is contained under Security Ownership of Management in the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------------------------

     None.

                                 PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

                                                             Page
                                                             ----
(a)  1.   Consolidated Financial Statements as of
          December 31, 1998 and 1997 and for Each
          of the Three Years in the Period Ended
          December 31, 1998.

          UniSource Energy Corporation
          ----------------------------
          Independent Auditors' Report                         46
          Report of Independent Accountants                    47
          Consolidated Statements of Income                    48
          Consolidated Statements of Cash Flows                49
          Consolidated Balance Sheets                          50
          Consolidated Statements of Capitalization            51
          Consolidated Statements of Changes in Stockholders'
            Equity                                             52
          Notes to Consolidated Financial Statements           58

          Tucson Electric Power Company
          -----------------------------
          Independent Auditors' Report                         46
          Report of Independent Accountants                    47
          Consolidated Statements of Income                    53
          Consolidated Statements of Cash Flows                54
          Consolidated Balance Sheets                          55
          Consolidated Statements of Capitalization            56
          Consolidated Statements of Changes in Stockholders'
            Equity                                             57
          Notes to Consolidated Financial Statements           58

     2.   Supplemental Consolidated Schedules for the Years
          Ended December 31, 1996 to 1998.

          Financial Statement Schedules
          -----------------------------
          New Energy Ventures, Inc.
          Report and Consolidated Financial Statements
          December 31, 1998 and 1997                           93

     Schedules I to V, inclusive, are omitted because they are not applicable or not required.

     3.   Exhibits.

     Reference is made to the Exhibit Index commencing on page 121

(b)  Reports on Form 8-K.

     UniSource Energy Corporation and Tucson Electric Power Company
     --------------------------------------------------------------
     --  Form 8-K dated November 25, 1998 (filed December 15,
         1998), reporting on TEP settlement agreement with the ACC Staff and the approval of the ACC retail electric competition rules.
     -- Form 8-K dated December 4, 1998 (filed December 8, 1998), reporting on dividend paid by TEP to UniSource Energy
     -- Form 8-K dated January 4, 1999 (filed January 8, 1999), reporting on the delay of retail electric competition in Arizona.
     -- Form 8-K dated February 5, 1999 (filed February 16, 1999), reporting on Proposed Orders by ACC Hearing Officer and 1998 Earnings.

     UniSource Energy Corporation
     ----------------------------
     -- Form 8-K dated March 5, 1999 (filed March 15, 1999), reporting on adoption of a shareholder rights plan.

                              SIGNATURES
                              ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNISOURCE ENERGY CORPORATION

Date:  March 31, 1999                   By  Ira R. Adler
                                           ------------------------------
                                            Ira R. Adler
                                            Executive Vice President and
                                            Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 31, 1999                       James S. Pignatelli*
                                        ---------------------------------
                                        James S. Pignatelli
                                        Chairman of the Board, President and
                                        Principal Executive Officer


Date:  March 31, 1999                       Ira R. Adler
                                        ---------------------------------
                                        Ira R. Adler
                                        Executive Vice President, Principal
                                        Financial Officer and Director


Date:  March 31, 1999                       Karen G. Kissinger*
                                        ---------------------------------
                                        Karen G. Kissinger
                                        Principal Accounting Officer


Date:  March 31, 1999                       Larry W. Bickle*
                                        ---------------------------------
                                        Larry W. Bickle
                                        Director


Date:  March 31, 1999                       Elizabeth T. Bilby*
                                        ---------------------------------
                                        Elizabeth T. Bilby
                                        Director


Date:  March 31, 1999                       Harold W. Burlingame*
                                        ---------------------------------
                                        Harold W. Burlingame
                                        Director


Date:  March 31, 1999                       Jose L. Canchola*
                                        ---------------------------------
                                        Jose L. Canchola
                                        Director


Date:  March 31, 1999                       John L. Carter*
                                        ---------------------------------
                                        John L. Carter
                                        Director


Date:  March 31, 1999                       Daniel W. L. Fessler*
                                        ---------------------------------
                                        Daniel W. L. Fessler
                                        Director


Date:  March 31, 1999                       John A. Jeter*
                                        ---------------------------------
                                        John A. Jeter
                                        Director


Date:  March 31, 1999                       R. B. O'Rielly*
                                        ---------------------------------
                                        R. B. O'Rielly
                                        Director


Date:  March 31, 1999                       Martha R. Seger*
                                        ---------------------------------
                                        Martha R. Seger
                                        Director


Date:  March 31, 1999                       H. Wilson Sundt*
                                        ---------------------------------
                                        H. Wilson Sundt
                                        Director


Date:  March 31, 1999                   By    Ira R. Adler
                                          -------------------------------
                                              Ira R. Adler
                                            as attorney-in-fact for each
                                            of the persons indicated

                              SIGNATURES
                              ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TUCSON ELECTRIC POWER COMPANY


Date:  March 31, 1999                    By   Ira R. Adler
                                           ------------------------------
                                              Ira R. Adler
                                              Executive Vice President and
                                              Principal Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 31, 1999                       James S. Pignatelli*
                                        ---------------------------------
                                        James S. Pignatelli
                                        Chairman of the Board, President and
                                        Principal Executive Officer


Date:  March 31, 1999                       Ira R. Adler
                                        ---------------------------------
                                        Ira R. Adler
                                        Executive Vice President, Principal
                                        Financial Officer and Director


Date:  March 31, 1999                       Karen G. Kissinger*
                                        ---------------------------------
                                        Karen G. Kissinger
                                        Principal Accounting Officer


Date:  March 31, 1999                       Elizabeth T. Bilby*
                                        ---------------------------------
                                        Elizabeth T. Bilby
                                        Director


Date:  March 31, 1999                       Harold W. Burlingame*
                                        ---------------------------------
                                        Harold W. Burlingame
                                        Director


Date:  March 31, 1999                       John. L. Carter*
                                        ---------------------------------
                                        John L. Carter
                                        Director


Date:  March 31, 1999                       Daniel W. L. Fessler*
                                        ---------------------------------
                                        Daniel W. L. Fessler
                                        Director


Date:  March 31, 1999                       John A. Jeter*
                                        ---------------------------------
                                        John A. Jeter
                                        Director


Date:  March 31, 1999                       Martha R. Seger*
                                        ---------------------------------
                                        Martha R. Seger
                                        Director


Date:  March 31, 1999
                                        By       Ira R. Adler
                                           ------------------------------
                                              Ira R. Adler
                                              as attorney-in-fact for each
                                              of the persons indicated

                                     EXHIBIT INDEX

	      *2(a) -- Agreement and Plan of Exchange, dated as of March 20,
                   1995, between TEP, UniSource Energy and NCR Holding, Inc.

		  *3(a) -- Restated Articles of Incorporation of TEP, filed with the
                   ACC on August 11, 1994, as amended by Amendment to Article
                   Fourth of the Company's Restated Articles of
                   Incorporation, filed with the ACC on May 17, 1996.  (Form
                   10-K for year ended December 31, 1996, File No. 1-5924--
                   Exhibit 3(a).)

          *3(b) -- Bylaws of TEP, as amended May 20, 1994. (Form 10-Q for the quarter ended June 30, 1994, File No. 1-5924--Exhibit 3.)

          *3(c) -- Amended and Restated Articles of Incorporation of
                   UniSource Energy. (Form 8-A/A, dated January 30, 1998, File No. 1-13739--Exhibit 2(a).)

          *3(d) -- Bylaws of UniSource Energy, as amended December 11, 1997.
                   (Form 8-A, dated December 23, 1997, File No. 1-13739--
                   Exhibit 2(b).)

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

          *4(a)(8)-- Seventh Supplemental Indenture, dated as of November 1,
                   1959.  (Form S-7, File No. 2-59906--Exhibit 2(b)(8).)

          *4(a)(9)-- Eighth Supplemental Indenture, dated as of November 1,
                   1961.  (Form S-7, File No. 2-59906--Exhibit 2(b)(9).)

          *4(a)(10)-- Ninth Supplemental Indenture, dated as of February
                   20, 1964.  (Form S-7, File No. 2-59906--Exhibit 2(b)(10).)

          *4(a)(11)-- Tenth Supplemental Indenture, dated as of February
                   1, 1965.  (Form S-7, File No. 2-59906--Exhibit 2(b)(11).)

          *4(a)(12)-- Eleventh Supplemental Indenture, dated as of
                   February 1, 1966. (Form S-7, File No. 2-59906--Exhibit 2(b)(12).

          *4(a)(13)-- Twelfth Supplemental Indenture, dated as of
                   November 1, 1969. (Form S-7, File No. 2-59906 Exhibit 2(b)(13).)


                               EXHIBIT INDEX (CONTINUED)

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

          *4(a)(18)-- Seventeenth Supplemental Indenture, dated as of
                   November 1, 1975. (Form S-7, File No. 2-59906--Exhibit 2(b)(18).)

          *4(a)(19)-- Eighteenth Supplemental Indenture, dated as of
                   November 1, 1975. (Form S-7, File No. 2-59906--Exhibit 2(b)(19).)

          *4(a)(20)-- Nineteenth Supplemental Indenture, dated as of July
                   1, 1976.  (Form S-7, File No. 2-59906--Exhibit 2(b)(20).)

          *4(a)(21)-- Twentieth Supplemental Indenture, dated as of
                   October 1, 1977. (Form S-7, File No. 2-59906--Exhibit 2(b)(21).)

          *4(a)(22)-- Twenty-first Supplemental Indenture, dated as of
                   November 1, 1977. (Form 10-K for year ended December 31, 1980, File No. 1-5924--Exhibit 4(v).)

          *4(a)(23)-- Twenty-second Supplemental Indenture, dated as of
                   January 1, 1978. (Form 10-K for year ended December 31, 1980, File No. 1-5924--Exhibit 4(w).)

          *4(a)(24)-- Twenty-third Supplemental Indenture, dated as of
                   July 1, 1980. (Form 10-K for year ended December 31, 1980, File No. 1-5924--Exhibit 4(x).)

          *4(a)(25)-- Twenty-fourth Supplemental Indenture, dated as of
                   October 1, 1980. (Form 10-K for year ended December 31, 1980, File No. 1-5924--Exhibit 4(y).)

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


                               EXHIBIT INDEX (CONTINUED)

          *4(a)(29)-- Twenty-eighth Supplemental Indenture, dated as of
                   June 1, 1990. (Form 10-Q for quarter ended June 30, 1990, File No. 1-5924--Exhibit 4(a)(1).)

          *4(a)(30)-- Twenty-ninth Supplemental Indenture, dated as of
                   December 1, 1992.  (Form S-1, Registration No. 33-55732--
                   Exhibit 4(a)(30).)

          *4(a)(31)-- Thirtieth Supplemental Indenture, dated as of
                   December 1, 1992.  (Form S-1, Registration No. 33-55732--
                   Exhibit 4(a)(31).)

          *4(a)(32)-- Thirty-first Supplemental Indenture, dated as of
                   May 1, 1996. (Form 10-K for the year ended December 31, 1996, File No. 1-5924--Exhibit 4(a)(32).)

          *4(a)(33)-- Thirty-second Supplemental Indenture, dated as of
                   May 1, 1996. (Form 10-K for the year ended December 31, 1996, File No. 1-5924--Exhibit 4(a)(33).)

          *4(a)(34)-- Thirty-third Supplemental Indenture, dated as of May 1,
                   1998. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 - Exhibit 4(a).)

          *4(a)(35)-- Thirty-fourth Supplemental Indenture dated as of August
                   1, 1998. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 - Exhibit 4(b).)

          *4(b)(1)-- Installment Sale Agreement, dated as of December 1,
                   1973, among the City of Farmington, New Mexico, Public Service Company of New Mexico and TEP. (Form 8-K for the month of January 1974, File No. 0-269--Exhibit 3.)

          *4(b)(2)-- Ordinance No. 486, adopted December 17, 1973, of the
                   City of Farmington, New Mexico. (Form 8-K for the month of January 1974, File No. 0-269--Exhibit 4.)

          *4(b)(3)-- Amended and Restated Installment Sale Agreement dated as of April 1, 1997, between the City of Farmington, New Mexico and TEP relating to Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company San Juan Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924--Exhibit 4(a).)

          *4(b)(4)-- City of Farmington, New Mexico Ordinance No. 97-1055, adopted April 17, 1997, authorizing Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company San Juan Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924--Exhibit 4(b).)

          *4(c)(1)-- Loan Agreement, dated as of October 1, 1982, between the
                   Pima County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form 10-Q for quarter ended September 30, 1982, File No. 1-5924--Exhibit 4(a).)


                               EXHIBIT INDEX (CONTINUED)

          *4(c)(2)-- Indenture of Trust, dated as of October 1, 1982, between the Pima County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form 10-Q for quarter ended September 30, 1982, File No. 1-5924--Exhibit 4(b).)

          *4(c)(3)-- First Supplemental Loan Agreement, dated as of March 31,
                   1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form S-4, Registration No. 33-52860--Exhibit 4(h)(3).)

          *4(c)(4)-- First Supplemental Indenture of Trust, dated as of March
                   31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form S-4, Registration No. 33-52860--Exhibit 4(h)(4).)

          *4(d)(1)-- Loan Agreement, dated as of December 1, 1982, between the Pima County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for year ended December 31, 1982, File No. 1-5924--Exhibit 4(k)(1).)

          *4(d)(2)-- Indenture of Trust, dated as of December 1, 1982, between the Pima County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for year ended December 31, 1982, File No. 1-5924--Exhibit 4(k)(2).)

          *4(d)(3)-- First Supplemental Loan Agreement, dated as of March 31,
                   1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860--Exhibit 4(i)(3).)

          *4(d)(4)-- First Supplemental Indenture of Trust, dated as of March
                   31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860--Exhibit 4(i)(4).)

          *4(e)(1)-- Loan Agreement, dated as of December 1, 1983, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(l)(1).)

          *4(e)(2)-- Indenture of Trust, dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial


                               EXHIBIT INDEX (CONTINUED)

                   Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(l)(2).)

          *4(e)(3)-- First Supplemental Loan Agreement, dated as of December
                   1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(k)(3).)

          *4(e)(4)-- First Supplemental Indenture, dated as of December 1,
                   1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(k)(4).)

          *4(e)(5)-- Second Supplemental Loan Agreement, dated as of March
                   31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(k)(5).)

          *4(e)(6)-- Second Supplemental Indenture of Trust, dated as of
                   March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(k)(6).)

          *4(f)(1)-- Loan Agreement, dated as of December 1, 1983, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(m)(1).)

          *4(f)(2)-- Indenture of Trust, dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(m)(2).)

          *4(f)(3)-- First Supplemental Loan Agreement, dated as of December
                   1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(l)(3).)


                               EXHIBIT INDEX (CONTINUED)

          *4(f)(4)-- First Supplemental Indenture, dated as of December 1,
                   1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(l)(4).)

          *4(f)(5)-- Second Supplemental Loan Agreement, dated as of March
                   31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(l)(5).)

          *4(f)(6)-- Second Supplemental Indenture of Trust, dated as of
                   March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(l)(6).)

          *4(g)(1)-- Loan Agreement, dated as of December 1, 1983, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(n)(1).)

          *4(g)(2)-- Indenture of Trust, dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(n)(2).)

          *4(g)(3)-- First Supplemental Loan Agreement, dated as of December
                   1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(m)(3).)

          *4(g)(4)-- First Supplemental Indenture, dated as of December 1,
                   1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(m)(4).)

          *4(g)(5)-- Second Supplemental Loan Agreement, dated as of March
                   31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville


                               EXHIBIT INDEX (CONTINUED)
                   Project). (Form S-4, Registration No. 33-52860--Exhibit 4(m)(5).)

          *4(g)(6)-- Second Supplemental Indenture of Trust, dated as of
                   March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(m)(6).)

          *4(h) -- Reimbursement Agreement, dated as of September 15, 1981, as amended, between TEP and Manufacturers Hanover Trust Company. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 4(o)(4).)

          *4(i)(1)-- Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924---Exhibit 4(r)(1).)

          *4(i)(2)-- Indenture of Trust, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924--Exhibit 4(r)(2).)

          *4(i)(3)-- First Supplemental Loan Agreement, dated as of March 31,
                   1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(o)(3).)

          *4(i)(4)-- First Supplemental Indenture of Trust, dated as of March
                   31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(o)(4).)

          *4(j)(1)-- Warrant Agreement and Form of Warrant, dated as of December 15, 1992. (Form S-1, Registration No. 33-55732--
                   Exhibit 4(q).)

          * 4(j)(2)-- Form of Warrant Agreement relating to the UniSource Energy Warrants, dated as of August 4, 1998. (Form S-4, Registration Statement No. 333-60809--Exhibit 4(a).)

          *4(k)(1)-- Indenture of Mortgage and Deed of Trust dated as of December 1, 1992, to Bank of Montreal Trust Company, Trustee. (Form S-1, Registration No. 33-55732--Exhibit 4(r)(1).)


                               EXHIBIT INDEX (CONTINUED)

          *4(k)(2)-- Supplemental Indenture No. 1 creating a series of bonds designated Second Mortgage Bonds, Collateral Series A, dated as of December 1, 1992. (Form S-1, Registration No. 33-55732--Exhibit 4(r)(2).)

          *4(k)(3)-- Supplemental Indenture No. 2 creating a series of bonds designated Second Mortgage Bonds, Collateral Series B, dated as of December 1, 1997. (Form 10-K for year ended December 31, 1997, File No. 1-5924 -- Exhibit 4(m)(3).)

          *4(k)(4)-- Supplemental Indenture No. 3 creating a series of bonds designated Second Mortgage Bonds, Collateral Series, dated as of August 1, 1998. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 -- Exhibit 4(c).)

          *4(l)(1)-- Loan Agreement, dated as of April 1, 1997, between
                   Coconino County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924--Exhibit 4(c).)

          *4(l)(2)-- Indenture of Trust, dated as of April 1, 1997, between
                   Coconino County, Arizona Pollution Control Corporation and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924--Exhibit 4(d).)

          *4(m)(1)-- Loan Agreement, dated as of April 1, 1997, between
                   Coconino County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 1997 Series B (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924-Exhibit 4(e).)

          *4(m)(2)-- Indenture of Trust, dated as of April 1, 1997, between
                   Coconino County, Arizona Pollution Control Corporation and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1997 Series B (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924-Exhibit 4(f).)

          *4(n)(1)-- Loan Agreement, dated as of September 15, 1997, between
                   The Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924-Exhibit 4(a).)

          *4(n)(2)-- Indenture of Trust, dated as of September 15, 1997, between The Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series A (Tucson Electric Power Company Project). (Form


                               EXHIBIT INDEX (CONTINUED)

                   10-Q for the quarter ended September 30, 1997, File No. 1-5924-Exhibit 4(b).)

          *4(o)(1)-- Loan Agreement, dated as of September 15, 1997, between
                   The Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924--Exhibit 4(c).)

          *4(o)(2)-- Indenture of Trust, dated as of September 15, 1997, between The Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924--Exhibit 4(d).)

          *4(p)(1)-- Loan Agreement, dated as of September 15, 1997, between
                   The Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924--Exhibit 4(e).)

          *4(p)(2)-- Indenture of Trust, dated as of September 15, 1997, between The Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924-Exhibit 4(f).)

          *4(q)(1) Loan Agreement, dated as of March 1, 1998, between The
                   Industrial Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924
                   - Exhibit 4(a).)

          *4(q)(2) Indenture of Trust, dated as of March 1, 1998, between The
                   Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 -
                   Exhibit 4(b).)

          *4(r)(1) Loan Agreement, dated as of March 1, 1998, between The
                   Industrial Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924
                   - Exhibit 4(c).)

          *4(r)(2) Indenture of Trust, dated as of March 1, 1998, between The
                   Industrial Development Authority of the County of Apache


                               EXHIBIT INDEX (CONTINUED)

                   and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 -
                   Exhibit 4(d).)

          *4(s)(1) Loan Agreement, dated as of March 1, 1998, between The
                   Industrial Development Authority of the County of Apache and TEP relating to Industrial Development Revenue Bonds, 1998 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 - Exhibit 4(e).)

          *4(s)(2) Indenture of Trust, dated as of March 1, 1998, between The
                   Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1998 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924
                   - Exhibit 4(f).)

          *4(t)(1)-- Indenture of Trust, dated as of August 1, 1998, between
                   TEP and the Bank of Montreal Trust Company. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 -
                   Exhibit 4(d).)

          *4(u)(1)-- Rights Agreement dated as of March 5, 1999, between
                   UniSource Energy Corporation and The Bank of New York, as Rights Agent. (Form 8-K dated March 5, 1999, File No. 1-13739 - Exhibit 4.)

          *10(a)(1)-- Lease Agreements, dated as of December 1, 1984, between Valencia and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(1).)

          *10(a)(2)-- Guaranty and Agreements, dated as of December 1,
                   1984, between TEP and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(2).)

          *10(a)(3)-- General Indemnity Agreements, dated as of December
                   1, 1984, between Valencia and TEP, as Indemnitors; General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and J. C. Penney Company, Inc. as Owner Participants; United States Trust Company of New York, as Owner Trustee; Teachers Insurance and Annuity Association of America as Loan Participant; and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(3).)

          *10(a)(4)-- Tax Indemnity Agreements, dated as of December 1,
                   1984, between General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and J. C. Penney Company, Inc., each as Beneficiary under a separate Trust Agreement dated


                               EXHIBIT INDEX (CONTINUED)

                   December 1, 1984, with United States Trust of New York as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee, Lessor, and Valencia, Lessee, and TEP, Indemnitors. (Form 10-K for the year ended December 31, 1984, File No. 1-5924--Exhibit 10(d)(4).)

          *10(a)(5)-- Amendment No. 1, dated December 31, 1984, to the
                   Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--
                   Exhibit 10(e)(5).)

          *10(a)(6)-- Amendment No. 2, dated April 1, 1985, to the Lease
                   Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(6).)

          *10(a)(7)-- Amendment No. 3, dated August 1, 1985, to the Lease
                   Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(7).)

          *10(a)(8)-- Amendment No. 4, dated June 1, 1986, to the Lease
                   Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(8).)

          *10(a)(9)-- Amendment No. 4, dated June 1, 1986, to the Lease
                   Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with J. C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(9).)

          *10(a)(10) -- Amendment No. 4, dated June 1, 1986, to the Lease
                   Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--
                   Exhibit 10(e)(10).)

          *10(a)(11) -- Lease Amendment No. 5 and Supplement No. 2, to the
                   Lease Agreement, dated July 1, 1986, between Valencia, United States Trust Company of New York as Owner Trustee,


                               EXHIBIT INDEX (CONTINUED)

                   and Thomas Zakrzewski as Co-Trustee and J. C. Penney as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(11).)

          *10(a)(12) -- Lease Amendment No. 5, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(12).)

          *10(a)(13) -- Lease Amendment No. 5, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(13).)

          *10(a)(14) -- Lease Amendment No. 6, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J. C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(14).)

          *10(a)(15) -- Lease Supplement No. 1, dated December 31, 1984, to
                   Lease Agreements, dated December 1, 1984, between Valencia, as Lessee and United States Trust Company of New York and Thomas B. Zakrzewski, as Owner Trustee and Co-Trustee, respectively (document filed relates to General Foods Credit Corporation; documents relating to Harvey Hubbel Financial, Inc. and JC Penney Company, Inc. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860--Exhibit 10(f)(15).)

          *10(a)(16) -- Amendment No. 1, dated June 1, 1986, to the General
                   Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(12).)

          *10(a)(17) -- Amendment No. 1, dated June 1, 1986, to the General
                   Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(13).)


                               EXHIBIT INDEX (CONTINUED)

          *10(a)(18) -- Amendment No. 1, dated June 1, 1986, to the General
                   Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee.
                   (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(14).)

          *10(a)(19) -- Amendment No. 2, dated as of July 1, 1986, to the
                   General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(19).)

          *10(a)(20) -- Amendment No. 2, dated as of June 1, 1987, to the
                   General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(20).)

          *10(a)(21) -- Amendment No. 2, dated as of June 1, 1987, to the
                   General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(21).)

          *10(a)(22) -- Amendment No. 3, dated as of June 1, 1987, to the
                   General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(22).)

          *10(a)(23) -- Supplemental Tax Indemnity Agreement, dated July 1,
                   1986, between J. C. Penney Company, Inc., as Owner Participant, and Valencia and TEP, as Indemnitors. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(15).)

          *10(a)(24) -- Supplemental General Indemnity Agreement, dated as of July 1, 1986, among Valencia and TEP, as Indemnitors,
                   J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee,


                               EXHIBIT INDEX (CONTINUED)

                   Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(16).)

          *10(a)(25) -- Amendment No. 1, dated as of June 1, 1987, to the
                   Supplemental General Indemnity Agreement, dated as of July 1, 1986, among Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(25).)

          *10(a)(26) -- Valencia Agreement, dated as of June 30, 1992, among TEP, as Guarantor, Valencia, as Lessee, Teachers Insurance and Annuity Association of America, as Loan Participant, Marine Midland Bank, N.A., as Indenture Trustee, United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee, and the Owner Participants named therein relating to the Restructuring of Valencia's lease of the coal-handling facilities at the Springerville Generating Station. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(26).)

          *10(a)(27) -- Amendment, dated as of December 15, 1992, to the
                   Lease Agreements, dated December 1, 1984, between Valencia, as Lessee, and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form S-1, Registration No. 33-55732--Exhibit 10(f)(27).)

          *10(b)(1)-- Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos Resources Inc. (San Carlos) (a wholly-owned subsidiary of the Registrant) jointly and severally, as Lessee, and Wilmington Trust Company, as Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1985, File No. 1-5924--Exhibit 10(f)(1).)

          *10(b)(2)-- Tax Indemnity Agreements, dated as of December 1,
                   1985, between Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Finance Co., each as beneficiary under a separate trust agreement, dated as of December 1, 1985, with Wilmington Trust Company, as Owner Trustee, and William J. Wade, as Co-Trustee, and TEP and San Carlos, as Lessee. (Form 10-K for the year ended December 31, 1985, File No. 1-5924--Exhibit 10(f)(2).)

          *10(b)(3)-- Participation Agreement, dated as of December 1,
                   1985, among TEP and San Carlos as Lessee, Philip Morris Credit Corporation, IBM Credit Financing Corporation, and Emerson Finance Co. as Owner Participants, Wilmington Trust Company as Owner Trustee, The Sumitomo Bank, Limited, New York Branch, as Loan Participant, and Bankers Trust Company, as Indenture Trustee. (Form 10-K for the


                               EXHIBIT INDEX (CONTINUED)

                   year ended December 31, 1985, File No. 1-5924--Exhibit 10(f)(3).)

          *10(b)(4)-- Restructuring Commitment Agreement, dated as of
                   June 30, 1992, among TEP and San Carlos, jointly and severally, as Lessee, Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding William J. Wade, as Owner Trustee and Co-Trustee, respectively, The Sumitomo Bank, Limited, New York Branch, as Loan Participant and United States Trust Company of New York, as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(g)(4).)

          *10(b)(5)-- Lease Supplement No. 1, dated December 31, 1985, to
                   Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee Trustee and Co-Trustee, respectively (document filed relates to Philip Morris Credit Corporation; documents relating to IBM Credit Financing Corporation and Emerson Financing Co. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860--Exhibit 10(g)(5).)

          *10(b)(6)-- Amendment No. 1, dated as of December 15, 1992, to
                   Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732--Exhibit 10(g)(6).)

          *10(b)(7)-- Amendment No. 1, dated as of December 15, 1992, to
                   Tax Indemnity Agreements, dated as of December 1, 1985, between Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding Corp., as Owner Participants and TEP and San Carlos, jointly and severally, as Lessee. (Form S-1, Registration No. 33-55732--Exhibit 10(g)(7).)

          *10(c)(1)-- Amended and Restated Participation Agreement, dated as of November 15, 1987, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Financial Security Assurance Inc., as Surety, Wilmington Trust Company and William J. Wade in their respective individual capacities as provided therein, but otherwise solely as Owner Trustee and Co-Trustee under the Trust Agreement, and Morgan Guaranty, in its individual capacity as provided therein, but Secured Party. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(1).)

          *10(c)(2)-- Lease Agreement, dated as of January 14, 1988, between Wilmington Trust Company and William J. Wade, as Owner Trust Agreement described therein, dated as of November 15, 1987, between such parties and Ford Motor Credit Company, as Lessor, and TEP, as Lessee. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--
                   Exhibit 10(j)(2).)


                               EXHIBIT INDEX (CONTINUED)

          *10(c)(3)-- Tax Indemnity Agreement, dated as of January 14,
                   1988, between TEP, as Lessee, and Ford Motor Credit Company, as Owner Participant, beneficiary under a Trust Agreement, dated as of November 15, 1987, with Wilmington Trust Company and William J. Wade, Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(3).)

          *10(c)(4)-- Loan Agreement, dated as of January 14, 1988, between the Pima County Authority and Wilmington Trust Company and William J. Wade in their respective individual capacities as expressly stated, but otherwise solely as Owner Trustee and Co-Trustee, respectively, under and pursuant to a Trust Agreement, dated as of November 15, 1987, with Ford Motor Credit Company as Trustor and Debtor relating to Industrial Development Lease Obligation Refunding Revenue Bonds, 1988 Series A (TEP's Irvington Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(4).)

          *10(c)(5)-- Indenture of Trust, dated as of January 14, 1988, between the Pima County Authority and Morgan Guaranty authorizing Industrial Development Lease Obligation Refunding Revenue Bonds, 1988 Series A (Tucson Electric Power Company Irvington Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 10(j)(5).)

          *10(c)(6)-- Lease Amendment No. 1, dated as of May 1, 1989, between TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-trustee, respectively under a Trust Agreement dated as of November 15, 1987 with Ford Motor Credit Company. (Form 10-K for the year ended December 31, 1990, File No. 1-5924--Exhibit 10(i)(6).)

          *10(c)(7)-- Lease Supplement, dated as of January 1, 1991, between TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(i)(8).)

          *10(c)(8)-- Lease Supplement, dated as of March 1, 1991, between TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(i)(9).)

          *10(c)(9)-- Lease Supplement No. 4, dated as of December 1,
                   1991, between TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(i)(10).)


                               EXHIBIT INDEX (CONTINUED)

          *10(c)(10) -- Supplemental Indenture No. 1, dated as of December
                   1, 1991, between the Pima County Authority and Morgan Guaranty relating to Industrial Lease Development Obligation Revenue Project). (Form 10-K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(I)(11).)

          *10(c)(11) -- Restructuring Commitment Agreement, dated as of
                   June 30, 1992, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and Morgan Guaranty, as Indenture Trustee and Refunding Trustee, relating to the restructuring of the Registrant's lease of Unit 4 at the Irvington Generating Station. (Form S-4, Registration No. 33-52860--
                   Exhibit 10(i)(12).)

          *10(c)(12) -- Amendment No. 1, dated as of December 15, 1992, to
                   Amended and Restated Participation Agreement, dated as of November 15, 1987, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, Financial Security Assurance Inc., as Surety, and Morgan Guaranty, as Indenture Trustee. (Form S-1, Registration No. 33-55732--Exhibit 10(h)(12).)

          *10(c)(13) -- Amended and Restated Lease, dated as of December
                   15, 1992, between TEP, as Lessee and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732--Exhibit 10(h)(13).)

          *10(c)(14) -- Amended and Restated Tax Indemnity Agreement, dated as of December 15, 1992, between TEP, as Lessee, and Ford Motor Credit Company, as Owner Participant. (Form S-1, Registration No. 33-55732--Exhibit 10(h)(14).)

          *10(d)-- Power Sale Agreement for the years 1990 to 2011, dated as of March 10, 1988, between TEP and Salt River Project Agricultural Improvement and Power District. (Form 10-K for the year ended December 31, 1987, File No. 1-5924--
                   Exhibit 10(k).)

          +*10(e)(1) -- Employment Agreements between TEP and currently in effect with Ira R. Adler, Michael DeConcini, Thomas A. Delawder, Gary L. Ellerd, Steven J. Glaser, Thomas N. Hansen, Karen G. Kissinger, Kevin P. Larson, Dennis R. Nelson, Vincent Nitido, James S. Pignatelli, James Pyers and Romano Salvatori. (Form 10-K for the year ended December 31, 1996, File No. 1-5924-Exhibit 10(g)(1).)

          +*10(e)(2) -- Employment Agreement between TEP and Romano
                   Salvatori. (Form 10-K for the year ended December 31, 1996, File No. 1-5924-Exhibit 10(g)(2).)

          *10(e)(3)-- Letter, dated February 25, 1992, from Dr. Martha R.
                   Seger to TEP and Capital Holding Corporation. (Form S-4, Registration No. 33-52860--Exhibit 10(k)(4).)


                               EXHIBIT INDEX (CONTINUED)

          +*10(e)(4) -- Amendment No. 1 to Employment Agreement among
                   Romano Salvatori, TEP and Nations Energy Corporation. (Form 10-K for the year ended December 31, 1997, File Nos. 1-5924 and 1-13739--Exhibit 10(e)(4).)

          +*10(e)(5) -- Amendment No. 1 to Amended and Restated Employment
                   Agreement between TEP and currently in effect with Ira R. Adler, Michael DeConcini, Thomas A. Delawder, Gary L. Ellerd, Steven J. Glaser, Thomas N. Hansen, Karen G. Kissinger, Kevin P. Larson, Dennis R. Nelson, Vincent Nitido, James S. Pignatelli, James Pyers and Romano Salvatori. (Form 10-K for the year ended December 31, 1997, File Nos. 1-5924 and 1-13739--Exhibit 10(e)(5).)

          *10(f)-- Power Sale Agreement, dated April 29, 1988, for the dates of May 16, 1990 to December 31, 1995, between TEP and Nevada Power Company. (Form 10-K for the year ended December 31, 1988, File No 1-5924--Exhibit 10(m)(2).)

          *10(g)-- Participation Agreement, dated as of June 30, 1992, among
                   TEP, as Lessee, various parties thereto, as Owner Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and LaSalle National Bank, as Indenture Trustee relating to TEP's lease of Springerville Unit 1. (Form S-1, Registration No. 33-55732--Exhibit 10(u).)

          *10(h)-- Lease Agreement, dated as of December 15, 1992, between
                   TEP, as Lessee and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732--Exhibit 10(v).)

          *10(i)-- Tax Indemnity Agreements, dated as of December 15, 1992, between the various Owner Participants parties thereto and TEP, as Lessee. (Form S-1, Registration No. 33-55732,
                   Exhibit 10(w).)

          *10(j)-- Restructuring Agreement, dated as of December 1, 1992, between TEP and Century Power Corporation. (Form S-1, Registration No. 33-55732--Exhibit 10(x).)

          *10(k)-- Voting Agreement, dated as of December 15, 1992, between
                   TEP and Chrysler Capital Corporation (documents relating to CILCORP Lease Management, Inc., MWR Capital Inc., US West Financial Services, Inc. and Philip Morris Capital Corporation are not filed but are substantially similar). (Form S-1, Registration No. 33-55732--Exhibit 10(y).)


                               EXHIBIT INDEX (CONCLUDED)
          *10(l)(1)-- Wholesale Power Supply Agreement between TEP and
                   Navajo Tribal Utility Authority dated January 5, 1993. (Form 10-K for the year ended December 31, 1992, File No. 1-5924--Exhibit 10(t).)

          *10(l)(2)-- Amended and Restated Wholesale Power Supply
                   Agreement between TEP and Navajo Tribal Utility Authority, dated June 25, 1997. (Form 10-Q for the quarter ended June 30, 1997, File No. 1-5924-Exhibit 10.)

          *10(m)-- Credit Agreement dated as of December 30, 1997, among TEP,
                   Toronto Dominion (Texas), Inc., as Administrative Agent, The Bank of New York, as Syndication Agent, Societe Generale, as Documentation Agent, the lenders party hereto, and the issuing banks party hereto. (Form 10-K for year ended December 31, 1997, File No. 1-5924-Exhibit 10(m).)

          +*10(n)--1994 Omnibus Stock and Incentive Plan of UniSource Energy.
                   (Form S-8 dated January 6, 1998, File No. 333-43767.)

          +*10(o)--1994 Outside Director Stock Option Plan of UniSource
                   Energy.  (Form S-8 dated January 6, 1998, File No. 333-
                   43765.)

          +*10(p)--Management and Directors Deferred Compensation Plan of
                   UniSource Energy. (Form S-8 dated January 6, 1998, File No. 333-43769.)

          +*10(q)--TEP Supplemental Retirement Account for Classified
                   Employees.  (Form S-8 dated May 21, 1998, File No. 333-
                   53309.)

          +*10(r)--TEP Triple Investment Plan for Salaried Employees.  (Form
                   S-8 dated May 21, 1998, File No. 333-53333.)

          +*10(s)--UniSource Energy Management and Directors Deferred
                   Compensation Plan. (Form S-8 dated May 21, 1998, File No. 333-53337.)

          11    -- Statement re computation of per share earnings-UniSource
                   Energy.

          12    -- Computation of Ratio of Earnings to Fixed Charges--TEP.

          21    -- Subsidiaries of the Registrants.

          23(a) -- Consents of experts (PricewaterhouseCoopers).

          23(b) -- Consents of experts (Deloitte & Touche).

          24(a) -- Power of Attorney--UniSource Energy.

          24(b) -- Power of Attorney--TEP.

          27(a) -- Financial Data Schedule--UniSource Energy.


                               EXHIBIT INDEX (CONCLUDED)

          27(b) -- Financial Data Schedule--TEP.

          (*)Previously filed as indicated and incorporated herein by reference.
          (+)Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(b)(10)(iii) of Regulation S-K.