Form 10-K
period 1999-12-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2000-03-08
CIK 100122, 941138

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                         FORM 10-K
     (Mark One)
        [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 1999
                                     OR
        [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to __________.


   Commission       Registrant; State of Incorporation;   IRS Employer
   File Number      Address; and Telephone Number         Identification Number
   -----------      ----------------------------------    ---------------------


   1-13739          UNISOURCE ENERGY CORPORATION          86-0786732
                    (An Arizona Corporation)
                    220 West Sixth Street
                    Tucson, AZ  85701
                    (520) 571-4000

   1-5924           TUCSON ELECTRIC POWER COMPANY         86-0062700
                    (An Arizona Corporation)
                    220 West Sixth Street
                    Tucson, AZ  85701
                    (520) 571-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
   Registrant                 Title of Each Class       on Which Registered
   ----------                 -------------------       ---------------------
   UniSource Energy           Common Stock, no par      New York Stock
   Corporation                value and Preferred       Exchange
                              Share Purchase Rights     Pacific Stock
                                                        Exchange

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

    The aggregate market value of UniSource Energy Corporation voting Common Stock held by non-affiliates of the registrant was $430,762,120.88 based on the last reported sale price thereof on the consolidated tape on February 24, 2000.

    At  February 24, 2000, 32,357,718 shares of UniSource Energy  Corporation
Common  Stock,  no  par  value  (the  only  class  of  Common  Stock),   were
outstanding.

    UniSource Energy Corporation is the sole holder of the 32,139,434 shares of the outstanding Common Stock of Tucson Electric Power Company.

    Documents incorporated by reference: Specified portions of UniSource Energy Corporation's Proxy Statement relating to the 2000 Annual Meeting of Shareholders are incorporated by reference into PART III.
-----------------------------------------------------------------------------

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


                         TABLE OF CONTENTS
                                                              Page
                                                              ----

Definitions....................................................vi

                            - PART I -

Item 1. - Business
 The Company................................................... 1
 Electric Utility Operations
   Peak Demand................................................. 3
   Customers................................................... 3
   Sales for Resale............................................ 4
   Generating and Other Resources
     TEP Generating Resources.................................. 5
     Power Exchange Agreement.................................. 7
     Other Purchases and Interconnections...................... 7
     Future Generating Resources............................... 7
   Rates and Regulation
     General................................................... 8
     ACC Holding Company Order................................. 8
     TEP's Settlement Agreement and Retail Electric
      Competition Rules........................................ 9
     State and Federal Legislation on Retail Competition.......10
     Transmission Access.......................................10
     Other Rate Matters........................................11
   Fuel Supply
     Coal......................................................12
     Springerville Coal Handling Facilities....................13
     Natural Gas...............................................13
   Water Supply................................................13
   Environmental Matters.......................................13
 Millennium Energy Businesses..................................14
 Employees.....................................................15
 TEP's Utility Operating Statistics............................16

Item 2. - Properties...........................................17
Item 3. - Legal Proceedings
 Tax Assessments...............................................18
 Litigation Related to ACC Orders and Retail Competition.......18
Item 4. - Submission of Matters to a Vote of Security Holders..18

                            - PART II -

Item 5. - Market for Registrant's Common Equity and Related
          Stockholder Matters..................................19

Item 6. - Selected Consolidated Financial Data
 UniSource Energy..............................................20
 TEP...........................................................21

                         TABLE OF CONTENTS
                            (continued)

                                                              Page
                                                              ----

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations
   Overview....................................................22
 Factors Affecting Results of Operations
   Competition
     Retail....................................................23
     Wholesale.................................................24
   Regulatory Matters..........................................24
   Market Risks................................................25
   Impact of the Year 2000 on Computer Systems and
   Applications................................................27
 Results of Operations.........................................27
   Contribution by Business Segment............................27
   Utility Sales and Revenues..................................28
   Expenses....................................................29
   Other Income (Deductions)...................................30
     Reversal of Loss Provision................................30
     Interest Income...........................................30
     Income (Losses) from Millennium Energy Businesses.........30
   Interest Expense............................................31
   Extraordinary Income - Net of Tax...........................31
   Results of Millennium Energy Businesses.....................32
 Dividends on Common Stock
   UniSource Energy............................................33
   TEP.........................................................33
   Millennium..................................................34
 Income Tax Position...........................................34
 Liquidity and Capital Resources
   Cash Flows
     Overview of UniSource Energy Cash Flows and Liquidity.....34
     TEP Cash Flows and Liquidity..............................35
   Investing and Financing Activities
     TEP - Electric Utility
          Capital Expenditures.................................36
          Bond Issuance and Redemption.........................36
          TEP Bank Credit Agreement............................36
          Springerville Common Facilities Leases...............37
          Tax-Exempt Local Furnishing Bonds....................37
          Restrictive Covenants................................38
     Millennium - Unregulated Energy Businesses
          Sale of NewEnergy, Inc...............................39
          Capital Requirements.................................39
     UniSource Energy - Parent Company Financing Activities
          Promissory Note to TEP...............................40
          Investment Plus Plan.................................40
          Restrictions on Proceeds of Equity Issuance..........40
   Safe Harbor for Forward-Looking Statements..................40

Item 7A. - Quantitative and Qualitative Disclosures about
           Market Risk.........................................41

                         TABLE OF CONTENTS
                            (continued)
                                                              Page
                                                              ----

Item 8. - Consolidated Financial Statements and
          Supplementary Data...................................41
 Independent Auditors' Report..................................42
 Report of Independent Accountants.............................43
 UniSource Energy Corporation
   Consolidated Statements of Income...........................44
   Consolidated Statements of Cash Flows.......................45
   Consolidated Balance Sheets.................................46
   Consolidated Statements of Capitalization...................47
   Consolidated Statements of Changes in Stockholders' Equity..48 Tucson Electric Power Company
   Consolidated Statements of Income...........................49
   Consolidated Statements of Cash Flows.......................50
   Consolidated Balance Sheets.................................51
   Consolidated Statements of Capitalization...................52
   Consolidated Statements of Changes in Stockholder's Equity..53 Notes to Consolidated Financial Statements
 Note 1. Nature of Operations and Summary of Significant
  Accounting Policies
   Nature of Operations........................................54
   Basis of Presentation.......................................54
   Use of Accounting Estimates.................................55
   Regulation..................................................55
   TEP Utility Plant...........................................55
   TEP Utility Plant Under Capital Leases......................55
   Long-Term Debt..............................................56
   Utility Operating Revenues..................................56
   Fuel Costs..................................................56
   Income Taxes................................................57
   Emission Allowances.........................................57
   New Accounting Standards....................................57
   Reclassifications...........................................57
 Note 2. Regulatory Matters
   November 1999 ACC Approval of Settlement Agreement..........59
   Accounting Implications.....................................60
 Note 3. Segment and Related Information.......................62
 Note 4. Millennium Energy Businesses..........................64
   International Power Projects - Nations Energy Corporation...64
   Energy Marketing - MEH Corporation..........................65
    Photovoltaic Manufacturing - Advanced Energy
    Technologies, Inc..........................................66
 Note 5. TEP's Utility Plant and Jointly-Owned Facilities
   Utility Plant...............................................66
   Jointly-Owned Facilities....................................67
 Note 6. Long-Term Debt and Capital Lease Obligations
   TEP Long-Term Debt..........................................67
     Bonds -- 1999.............................................67
     Sale and Redemption of Bonds - 1998.......................67
   TEP Other Long-Term Debt and Agreements
   First and Second Mortgage...................................68
   Bank Credit Agreement.......................................68
   Capital Lease Obligations...................................68
   Maturities and Sinking Fund Requirements....................69

                         TABLE OF CONTENTS
                            (concluded)


 Note 7. Fair Value of TEP's Financial Instruments.............69
 Note 8 Dividend Limitations...................................70
 Note 9. Commitments and Contingencies
   TEP Commitments - Fuel Purchase.............................70
   TEP Commitments - Environmental Regulation..................71
   Contingencies
     Income Tax Assessments....................................71
     Resolution of Contingency - Arizona Sales Tax
      Assessments..............................................72
 Note 10. Income Taxes.........................................73
 Note 11. Employee Benefits Plans..............................75
   Pension and Other Postretirement Benefit Plans..............75
   Defined Contribution Plans..................................77
   Stock Option Plans..........................................77
 Note 12. Warrants.............................................79
 Note 13. Shareholder Rights Plan..............................79
 Note 14. Supplemental Cash Flow Information...................80
 Note 15. Earnings Per Share (EPS).............................82
 Note 16. Quarterly Financial Data (Unaudited).................83

Item 9. - Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..................85

                           - PART III -

Item 10. - Directors and Executive Officers of the Registrants
 Directors.....................................................85
 Executive Officers............................................85

Item 11. - Executive Compensation..............................87

Item 12. - Security Ownership of Certain Beneficial Owners
           and Management
 General.......................................................87
 Security Ownership of Certain Beneficial Owners...............87
 Security Ownership of Management..............................87

Item 13. - Certain Relationships and Related Transactions......88


                            - PART IV -

Item 14. - Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K   ..............................88
 Signatures....................................................89
 Exhibit Index.................................................93

                            DEFINITIONS

The abbreviations and acronyms used in the 1999 Form 10-K are defined below:
--------------------------------------------------------------------------

ACC........................   Arizona Corporation Commission.
AET........................   Advanced Energy Technologies, Inc., a
                               wholly-owned subsidiary of Millennium.
Affected Utilities.........   Electric utilities regulated by the ACC,
                               including TEP, Arizona Public Service,
                               Citizens Utilities Company, and several
                               electric cooperatives.
APS........................   Arizona Public Service Company.
BTU........................   British Thermal Unit(s).
CAAA.......................   Federal Clean Air Act Amendments.
Common Stock...............   UniSource Energy's common stock, without par
                               value.
Company or UniSource Energy   UniSource Energy Corporation.
Credit Agreement...........   Credit Agreement between TEP and the
                               banks, dated as of December 30, 1997.
Emission Allowance(s)......   An EPA issued allowance which permits
                               emission of one ton of sulfur dioxide. Such
                               allowances can be sold.
EPA........................   The Environmental Protection Agency.
FAS 71.....................   Statement of Financial Accounting Standards
                               No. 71: Accounting for the Effects of
                               Certain Types of Regulation.
FAS 101....................   Statement of Financial Accounting Standards
                               No. 101: Regulated Enterprises-Accounting for the Discontinuation of FASB Statement No. 71.
FERC.......................   Federal Energy Regulatory Commission.
First Collateral Trust Bonds  Bonds issued under the First Collateral
                               Trust Indenture.
First Collateral Trust
 Indenture.................   The Indenture, dated as of August 1, 1998,
                               of Tucson Electric Power Company to Bank
                               of Montreal Trust Company of the City of
                               New York, as trustee.
First Mortgage Bonds.......   First mortgage bonds issued under the General
                               First Mortgage.
Four Corners...............   Four Corners Generating Station.
GAAP.......................   Generally Accepted Accounting Principles.
General First Mortgage.....   The Indenture, dated as of April 1, 1941,
                               of Tucson Gas, Electric Light and Power
                               Company  to The Chase National Bank of the
                               City of New York, as trustee, as supplemented and amended.
General Second Mortgage....   The Indenture, dated as of December 1,
                               1992, of Tucson Electric Power Company to
                               Bank of Montreal Trust Company of the City of New York, as trustee, as supplemented.
Global Solar...............   Global Solar Energy, L.L.C., a corporation
                               which is 50% owned by AET and 50% owned by
                               ITN.
Holding Company Act........   The Public Utility Holding Company Act of
                               1935, as amended.
IDBs.......................   Industrial development revenue or pollution
                               control revenue bonds.
ION........................   ION International, Inc. a wholly-owned
                               subsidiary of Millennium.
IRS........................   Internal Revenue Service.
Irvington..................   Irvington Generating Station.
Irvington  Lease...........   The leveraged lease arrangement relating to
                               Irvington Unit 4.
ISO........................   Independent System Operator.
ITC........................   Investment tax credit.
ITN........................   ITN Energy Systems, Inc., an unaffiliated
                               company which owns 50% of Global Solar.
kW.........................   Kilowatt(s).
kWh........................   Kilowatt-hour(s).
kV.........................   Kilovolt(s).
kVA........................   Kilovoltampere(s).
LOC........................   Letter of Credit.
MEH........................   MEH Corporation, a wholly-owned subsidiary
                               of Millennium.

                            DEFINITIONS
                            (continued)


Millennium.................   Millennium Energy Holdings, Inc., a wholly-
                               owned subsidiary of UniSource Energy.
MSR........................   Modesto, Santa Clara and Redding Public Power
                               Agency.
MW.........................   Megawatt(s).
MWh........................   Megawatt-hour(s).
Nations Energy.............   Nations Energy Corporation, a wholly-owned
                               subsidiary of Millennium.
Navajo.....................   Navajo Generating Station.
NewEnergy..................   NewEnergy, Inc., formerly New Energy
                               Ventures, Inc., a company in which a 50%
                               interest was owned by MEH.
NOL........................   Net Operating Loss carryforward for income tax
                               purposes.
NTUA.......................   Navajo Tribal Utility Authority.
PNM........................   Public Service Company of New Mexico.
Rate Settlement............   TEP's Rate Settlement agreement approved
                               by the ACC in August 1998, which provides
                               retail base price decreases over a two-year
                               period.
Revolving Credit...........   $100 million revolving credit facility
                               entered into under the Credit Agreement
                               between a syndicate of banks and TEP.
RTO........................   Regional Transmission Organization.
Rules......................   Retail Electric Competition Rules.
San Carlos.................   San Carlos Resources Inc., a wholly-owned
                               subsidiary of TEP.
San Juan                      San Juan Generating Station.
Second Mortgage Bonds......   TEP's second mortgage bonds issued under the
                               General Second Mortgage.
SES........................   Southwest Energy Solutions, Inc., a wholly-
                               owned subsidiary of Millennium.
Settlement Agreement.......   TEP's Settlement Agreement approved by the
                               ACC in November 1999 provided for electric
                               retail competition and transition recovery
                               asset recovery.
Springerville..............   Springerville Generating Station.
Springerville Coal Handling
Facilities Leases..........   Leveraged lease arrangements relating to
                               the coal handling facilities serving
                               Springerville.
Springerville Common
  Facilities...............   Facilities at Springerville used in common
                               with Springerville Unit 1 and Springerville
                               Unit 2.
Springerville Common
  Facilities Leases........   Leveraged lease arrangements relating to
                               an undivided one-half interest in certain
                               Springerville Common Facilities.
Springerville Unit 1.......   Unit 1 of the Springerville Generating
                               Station.
Springerville Unit 1 Leases   Leveraged lease arrangement relating
                               to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2.......   Unit 2 of the Springerville Generating
                               Station.
SRP........................   Salt  River Project Agricultural Improvement
                               and Power District.
TEP........................   Tucson  Electric Power Company, the
                               principal subsidiary of UniSource Energy.
TEP Warrants...............   Warrants for the purchase of TEP  Common
                               Stock which were issued in 1992.
UniSource Energy...........   UniSource Energy Corporation.
UniSource Energy Warrants..   Warrants for the purchase of UniSource
                               Energy Common Stock which were issued in
                               exchange for TEP Warrants, pursuant to an
                               exchange offer which expired October 23,
                               1998.
WSCC.......................   Western Systems Coordinating Council.

                               PART I


     This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. You should read forward-looking statements with the cautionary statements and important factors included in this Form 10-
K. (See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking
Statements.)    Forward-looking   statements   include    statements
concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements are not statements of historical facts. Forward-looking statements may be identified by the use of words such as "anticipates,"
"estimates,"   "expects,"   "intends,"  "plans,"   "predicts,"   and
"projects." We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we cannot assure you that these expectations, beliefs or projections will be achieved or realized.


ITEM 1. - BUSINESS
--------------------------------------------------------------------

THE COMPANY
-----------

Overview of Consolidated Business
---------------------------------

     UniSource Energy Corporation (UniSource Energy) is a holding company which owns all of the outstanding common stock of Tucson Electric Power Company (TEP) and Millennium Energy Holdings, Inc. (Millennium). UniSource Energy was incorporated in the State of Arizona on March 8, 1995 and obtained regulatory approval to form a holding company in November 1997. On January 1, 1998, TEP and UniSource Energy completed a transaction by which all outstanding shares of TEP common stock were exchanged, on a share-for-share basis, for shares of UniSource Energy common stock. Following the share exchange, TEP transferred the stock of its subsidiary Millennium (formerly MEH Corporation) to UniSource Energy in exchange for a $95 million promissory note. (See Note 1 of Notes to Consolidated Financial Statements).

     TEP was incorporated in the State of Arizona on December 16, 1963. TEP is the successor by merger as of February 20, 1964, to a Colorado corporation which was incorporated on January 25, 1902.

     We conduct our business in two primary business segments-the Electric Utility Segment (TEP), and the Millennium Energy Businesses
Segment   comprised  of  the  unregulated  subsidiaries   owned   by
Millennium.

Overview of Electric Utility
----------------------------

     TEP is a vertically integrated utility which provides regulated electric service to over 330,000 retail customers in its retail service territory. This service territory consists of a 1,155 square mile area of Southeastern Arizona with a population of approximately 840,000 in the greater Tucson metropolitan area in
Pima County, as well as parts of Cochise County. TEP holds a franchise to provide electric service to customers in the City of Tucson. This franchise expires in 2001. TEP is negotiating a renewal of the franchise. However, expiration of the franchise would not have a material effect on the ability of TEP to serve customers in the City of Tucson. (See Customers, Franchise below). TEP also engages in the wholesale marketing of electricity, primarily in the Western U. S.

     Beginning in 2000, the Arizona Corporation Commission's (ACC) Retail Electric Competition Rules (Rules) require TEP to unbundle its retail electric services into separate generation, transmission and distribution services with open retail competition for generation services. Pursuant to the Rules, TEP will serve as the local distribution company providing electric distribution services to all retail customers in its service territory and will be the integrated electric service supplier to customers who cannot or do not choose an alternate electric generation supplier. See Rates and Regulation and Competition, Retail below for additional information on the implementation of deregulation.

     The ACC approved TEP's Settlement Agreement with certain customer groups relating to recovery of transition recovery assets and unbundling of tariffs in November 1999. This Settlement Agreement provides the framework for transition to a fully competitive generation market. In November 1999, TEP discontinued the use of regulatory accounting in its financial statements for its electric generation activities. In connection with this change, TEP recognized $23 million in after-tax extraordinary net income in 1999. It also reclassified certain assets as transition recovery assets and changed the method by which certain expenses are recognized. See Note 2 of Notes to Consolidated Financial Statements, Regulatory Matters and Management's Discussion and
Analysis of Financial Condition and Results of Operations for additional information.

     TEP owns all of the outstanding stock of San Carlos Resources Inc. (San Carlos), which owns Springerville Unit 2.

     We describe our electric utility business further in the Electric Utility Operations and TEP Utility Operating Statistics sections.

Overview of Millennium Energy Businesses
----------------------------------------

     Millennium owns 100% of the common stock of five subsidiaries. We established these subsidiaries to pursue various unregulated energy-related investment opportunities:

     (i) Advanced Energy Technologies, Inc. (AET) which holds a 50% interest in Global Solar Energy, L.L.C. (Global Solar), a manufacturer of thin-film photovoltaic cells. In November 1999, Millennium and ITN Energy Systems, Inc. (ITN), the other 50% owner, entered into an agreement in which Millennium's share of Global Solar will increase to 67%. See Note 4 of Notes to Consolidated Financial Statements, Millennium Energy Businesses.
    (ii) ION International, Inc. (ION) which intends to provide technology applications to commerce, health care and industry organizations to help them more efficiently manage their energy needs.
   (iii)  MEH Corporation (MEH) which held a 50% interest in NewEnergy,
          Inc. Our interest in NewEnergy, a provider of various services including the purchase and aggregation of electricity on behalf of retail purchasers of electric energy, was sold in 1999. MEH now holds secured notes from NewEnergy in the aggregate amount of $23 million.
    (iv) Nations Energy Corporation (Nations Energy) which develops independent power projects.
     (v) Southwest Energy Solutions, Inc. (SES) which provides energy support services to electric consumers.

     We describe Millennium's unregulated energy businesses in more detail in the Millennium Energy Businesses section.

Competition and Response to Regulatory Change
---------------------------------------------

     The electric utility industry is undergoing significant regulatory change designed to encourage competition in the sale of electric generation services. We believe that TEP's Settlement Agreement resolves a significant amount of uncertainty and provides TEP with the opportunity to recover 100 percent of its transition recovery assets. We continually evaluate our position to develop strategies to remain competitive in this changing environment. In November 1998, TEP realigned its utility business into two separate business units: (1) generation and (2) transmission and distribution, and in January 1999, we formed a third business unit which provides administrative services to the utility business units. By the terms of its Settlement Agreement, TEP is required to transfer its generation and competitive electric service assets to a separate TEP subsidiary by December 31, 2002. In addition, we may pursue other strategies in the future which include one or more of the following:

   -- creation of separate affiliates for our transmission and distribution businesses,
   --  sale of generation assets,
   -- acquisition of transmission assets, and -- investments by unaffiliated parties in, or sales of portions of,
       Millennium's unregulated energy businesses.

     We cannot predict whether any transactions of the types described above may actually occur, nor can we predict what their effect on our financial condition or competitive position might be. We discuss competition in our electric utility business in more detail in Rates and Regulation and in Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Competition.

ELECTRIC UTILITY OPERATIONS
---------------------------

 PEAK DEMAND

                                     1999    1998    1997    1996    1995
                                     ----    ----    ----    ----    ----
Peak Demand                                         - MW -

Retail Customers-Net One Hour       1,754   1,786   1,659   1,619   1,617
Firm Sales to Other Utilities         178     179     177     177     223
                                    -----   -----   -----   -----   -----
  Non-Coincident Peak Demand (A)    1,932   1,965   1,836   1,796   1,840

Total Generating Resources          1,904   1,896   1,992   1,952   1,952
Other Resources                       235     235     235     133     133
                                    -----   -----   -----   -----   -----
  Total TEP Resources (B)           2,139   2,131   2,227   2,085   2,085

Total Reserves (B) - (A)              207     166     391     289     245
Reserve Margin (% of Non-Coincident
Peak Demand)                          11%      8%     21%     16%     13%


---------------------------------------------------------------------------

     The peak demand for TEP's retail service area occurs during the summer months due to the cooling requirements of our retail customers. TEP's local peak demand has grown at an average annual rate of about 2.0% during the past five years. The peak demand for firm sales to other utilities generally does not coincide with TEP's retail peak demand.

     The chart above shows the relationship over a five-year period between TEP's peak demand and its energy resources. In addition to TEP's generating resources, total resources include firm capacity purchases and interruptible retail load. TEP's reserves are the difference between energy resources and peak demand, and the reserve margin is the ratio of reserves to peak demand. For planning purposes, TEP monitors its reserve margin in accordance with guidelines set by the WSCC equal to its largest single hazard plus 5% of its non-coincident peak demand. For 1999, this planning reserve margin equaled 302 MW or 16% of non-coincident peak demand. TEP's actual reserve margin in 1999 was 11%, compared with 8% in 1998. The higher actual reserve margin in 1999 resulted from a reduction in the peak demand. TEP purchased additional firm energy as needed to ensure it had adequate operating reserve margins throughout the year in accordance with the operating requirements of the Southwest Reserve Sharing Group.

     TEP expects to meet near-term demand growth with existing resources, purchases, and additional resources as discussed in Future Generating Resources below. See TEP Generating Resources for information regarding our need for new resources.

 CUSTOMERS

     The average number of TEP's retail customers increased by 2.8% in 1999 to 329,779. TEP expects the number of its retail distribution customers, and the amount of energy consumed by those customers, each to grow at an average annual rate of approximately 2.0% through 2004. Retail peak demand in TEP's service territory is expected to grow by about 2.5% annually over the same period. TEP expects energy consumed by its residential, commercial, non-mining industrial and mining customers to comprise approximately 36%, 18%, 28% and 15%, respectively, of total energy consumption during that period.

     TEP uses population and demographic studies prepared by unrelated third parties to forecast the growth in the number of customers, peak demand and retail sales. TEP also uses assumptions about the weather, the economy and competitive conditions. The forecasts do not take into account the source or price of energy.

     Certain of TEP's retail customers are eligible to choose alternative energy providers. See TEP's Settlement Agreement and Retail Electric Competition Rules for a discussion of these customers and the competition phase-in period. Even though some of TEP's retail customers may choose other energy suppliers, the forecasted growth rates in the number of customers referred to above would continue to apply to TEP's distribution business.

     Franchise

     TEP holds a franchise to provide electric service to customers in the City of Tucson. This franchise expires in 2001. Under the franchise, TEP pays to the city 2% of revenues derived from service provided within the city limits. This payment is passed through to customers as a line item on the customer's bill. TEP is negotiating a renewal of the franchise with the City of Tucson. Any such renewal will have to be approved by vote of the population of Tucson in a general or special election. If the franchise expires and TEP is unable to negotiate a renewal, we do not believe it will have a material adverse impact on the ability of TEP to provide electric service within the City of Tucson.

     Sales to Large Industrial Customers

     TEP provides electric utility service to a diversified group of commercial, industrial, and public sector customers. Major industries served include copper mining, defense, health care, education and governmental entities. Two of TEP's largest retail customers are in the copper mining industry. In 1999, sales to these customers totaled about 15% of TEP's total retail energy sales, and their contract demands totaled almost 11% of the 1999 retail peak demand. Revenues from sales to mining customers accounted for approximately 8% of TEP's retail revenues in 1999 and in 1998. Sales to mining customers depend on a variety of factors including changes in supply and demand factors in the world copper market and the economics of self-generation. During 1998 and the first half of 1999, market prices for copper were very low compared to historical prices. During the second half of 1999 market prices for copper increased but still remained low compared to historical prices. As a result of low prices for copper, our mining customers have curtailed operations to reduce costs of electricity. Should copper prices return to or fall below the low price levels of 1999, TEP may experience lower sales to, and lower revenues from, mining customers. Both of these mining customers merged with other copper companies in 1999. We cannot predict the effect these mergers may have on our mining customers' operations.

     TEP has contracts with its two principal mining customers to provide them electric power at specified non-tariffed rates. These contracts expire between 2003 and 2006. However, with advance notice to TEP, the mines can cancel all or part of their contracts. To date, TEP has not received any termination notices. Whether these contracts are extended or terminated will depend, in part, on market conditions and available alternatives.

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

     TEP's  sales  for resale consist primarily of three  types  of
sales,   which   are  listed  below,  along  with   the   percentage
contribution to total revenues from sales for resale in 1999:

    --  sales of firm capacity under long-term contracts (26%);
    --  forward contracts to sell energy for periods of up to one year
       (36%); and
    --  sales in the hourly and daily markets (35%).

KWh sales for resale increased by 16% in 1999 while revenues from these sales grew by 20%. This increase in sales and revenues was mainly due to increased trading activity in the forward markets and higher market prices in the wholesale energy markets. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risks, for a discussion of TEP's wholesale marketing activities.

     TEP currently has long-term contracts to sell firm capacity as follows:


                              Minimum
                             Contract
Company                      Demand MW           Contract Term
-------                      ---------           -------------
Salt River Project              100               June 1, 1991 - May 31, 2011
NTUA                           40/50 (1)          June 1, 1999 - December 31, 2009

---------------
(1)  TEP will provide 40 MW of firm power in the summer months (May -
     September)50 MW of firm power in the winter months (October - April).



     TEP cannot predict whether the contracts described above will be replaced when terminated or extended in the future.

     We expect strong competition to sell capacity and energy to continue during the next few years due to:

 -- surplus generating capacity in the Southwestern United States during non-summer months;
 -- restructuring of the electric utility industry in Arizona, California and other western states;
 --  an active spot market in the Western United States.

See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Competition, Wholesale.

 GENERATING AND OTHER RESOURCES
 ------------------------------

   TEP GENERATING RESOURCES

     At December 31, 1999, TEP owned or leased 1,904 MW of net generating capability as set forth in the following table:


                                                                    Net               TEP's  Share
                      Unit                   Fuel      Owned/  Capability  Operating
Generating Source     No.   Location         Type      Leased      MW        Agent    %      MW
-----------------     ----  --------         ----      ------  ----------  ---------  ------------
Springerville Station   1   Springerville, AZ  Coal     Leased     380        TEP     100.0   380

Springerville Station   2   Springerville, AZ  Coal     Owned      380        TEP     100.0   380

San Juan Station        1   Farmington, NM     Coal     Owned      327        PNM      50.0   164

San Juan Station        2   Farmington, NM     Coal     Owned      316        PNM      50.0   158

Navajo Station          1   Page, AZ           Coal     Owned      750        SRP       7.5    56

Navajo Station          2   Page, AZ           Coal     Owned      750        SRP       7.5    56

Navajo Station          3   Page, AZ           Coal     Owned      750        SRP       7.5    56

Four Corners Station    4   Farmington, NM     Coal     Owned      784        APS       7.0    55

Four Corners Station    5   Farmington, NM     Coal     Owned      784        APS       7.0    55

Irvington Station       1   Tucson, AZ         Gas/Oil  Owned       81        TEP     100.0    81

Irvington Station       2   Tucson, AZ         Gas/Oil  Owned       81        TEP     100.0    81

Irvington Station       3   Tucson, AZ         Gas/Oil  Owned      104        TEP     100.0   104

Irvington Station       4   Tucson, AZ         Coal/Gas Leased     156        TEP     100.0   156

Internal Combustion         Tucson, AZ         Gas/Oil  Owned      122        TEP     100.0   122
 Turbines                                                                                   -----
   Total Company Capacity (1)                                                               1,904
                                                                                            -----
---------------
(1)  Excludes  235  MW  of  additional resources,  which  consists  of
     certain  capacity purchases and interruptible  retail  load.   At
     December  31, 1999, total owned capacity was 1,368 MW and  leased capacity was 536 MW.



     TEP is the operator of the Springerville and Irvington Generating Stations, which are wholly-owned or leased by TEP. TEP has ownership interests in the San Juan, Navajo and Four Corners Generating Stations, which are operated by others. As a result of pollution control capital improvements, on May 1, 1999 the generation capability increased by 11 MW to 327 MW at San Juan Unit 1 and by 4 MW to 316 MW at San Juan Unit 2. TEP's net generating capability increased by 7.5 MW as a result of our 50% ownership interest in these units. We provide additional information below on those units operated by TEP, including details on the capital lease obligations for Springerville Unit 1, Springerville Common Facilities, and Irvington Unit 4.

     Under terms of its Settlement Agreement, TEP will transfer its generation and other competitive assets to a TEP subsidiary by December 31, 2002.

     During the fourth quarter 1999, TEP's Settlement Agreement with the ACC resulted in the discontinuation of regulatory accounting for its generation operations under FAS 71. We now account for our generation operation as would an unregulated company. As a result, certain financial statement line items related to capital lease assets and obligations have changed.

     Springerville Station

     The Springerville Station, located in northeast Arizona, consists of two coal-fired units. Springerville Unit 1 began commercial operation in 1985 and is leased and operated by TEP. Springerville Unit 2 started commercial operation in June 1990 and is owned by San Carlos and operated by TEP. These units are rated at 380 MW for continuous operation, but may be operated for up to eight hours at a net capacity of 400 MW each.

     The initial terms of the Springerville Unit 1 Leases, which includes a 50% interest in the Springerville Common Facilities, expire on January 1, 2015. At the end of the initial terms, TEP may exercise fair market value purchase and renewal options. The annual cash cost of lease payments for the Springerville Unit 1 Leases will range from $33 million to $176 million, averaging approximately $81 million.

     In December 1985, TEP sold and leased back a 50% interest in the Springerville Common Facilities. The initial lease term for the Springerville Common Facilities Leases expires in 2017 for one owner participant and 2021 for the other two owner participants, subject to optional fair market value renewal and purchase options. Annual lease payments under these leases vary with changes in the interest rate on the underlying debt. These lease payments totaled about $10
million  in  1999 and $12 million per year in 1998  and  1997.   The
secured notes underlying these leases were refinanced in December 1999 to avoid a special event of loss (see Investing and Financing Activities). As a result of refinancing at a higher rate of interest, we recorded an additional $26 million of capital lease obligations and capital lease assets. Based on an assumed interest rate of 8.5%, annual lease payments will range from $7 million to $20 million and average approximately $12 million.

     See Fuel Supply, Springerville Coal Handling Facilities, for information regarding the Springerville Coal Handling Facilities Leases.

     IRVINGTON STATION

     Irvington is a four-unit generating station located in Tucson, AZ. Units 1, 2, and 3 are gas or oil burning units. In January 1988, TEP began coal-fired commercial operation of Irvington Unit 4. The unit was initially sold and then leased back under the Irvington Lease. Annual lease payments range from approximately $11 million to $14 million and average about $13 million. The initial lease term expires in 2011, but the lease has optional fair market value renewal and purchase provisions.

     Irvington Unit 4 (156 MW capability) has the flexibility to operate on coal or gas. Coal has been the primary fuel and natural gas the secondary fuel. In 1999 this unit began burning small amounts of land fill gas.

     The Irvington Station, along with the internal combustion turbines located in Tucson, are designated as "must-run generation" facilities. Must-run generating units are those which are required to run in certain circumstances in order to maintain distribution system reliability and meet load requirements.

 POWER EXCHANGE AGREEMENT

     As part of a 1992 litigation settlement, TEP and Southern California Edison (SCE) agreed to a ten-year power exchange agreement. The agreement began in May 1995 and requires SCE to provide firm system capacity of 110 MW to TEP during summer months. TEP pays an annual charge of approximately $1 million, increasing annually after the year 2000, to a maximum of approximately $2 million annually for this agreement. TEP is entitled to schedule firm energy deliveries from SCE during the summer (May 15 to September 15) of up to 36,300 MWh per month, and is obligated to return to SCE on an interruptible basis the same amount of energy the following winter season (November 1 to February 28). The energy provided under the exchange is expensed based on the estimated cost of interruptible energy to be provided to SCE. Under this exchange agreement, TEP received 119,525 MWh from SCE in 1999, and returned 93,462 MWh to SCE as of December 31, 1999.

 OTHER PURCHASES AND INTERCONNECTIONS

     TEP participates in a number of interchange agreements by which it can purchase additional electric energy from other utilities. The amount of energy purchased from other utilities and power marketers varies substantially from time to time depending on demand for energy, cost of purchased energy compared with TEP's cost of generating energy, and the availability of such energy. TEP may also sell its surplus electric energy through these agreements. See also
Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risks.

     TEP has transmission access and power transaction arrangements
with   over  180  electric  systems  or  suppliers,  including   the
California  Power  Exchange.   TEP is  a  member  of  the  following
organizations:

--Southwest  Reserve Sharing Group - A group of utilities  serving customers in portions of the southwestern United States. The group provides emergency assistance and reserve sharing among members to enhance system reliability in the Southwest region;
--Western Systems Coordinating Council (WSCC) - A group of western electric systems and suppliers working cooperatively to assure the
  reliability   of   the  region's  interconnected  generation   and
  transmission systems; and
--Western  Systems  Power  Pool  -  A  voluntary  power   pooling
  arrangement designed to achieve more efficient use of electric generation and transmission facilities among its members.

     See Rates and Regulation, Transmission Access for a discussion of possible changes in transmission issues.

 FUTURE GENERATING RESOURCES

     In the past, TEP assessed its need for future generating resources based on the premise of a continued regulatory requirement to serve customers in TEP's retail service area. However, the obligation to provide generation services to all customers has been modified by the ACC's electric competition rules. Further, the need for future resources will be affected by these rules and TEP's ability to retain and attract customers. Under the Retail Competition Rules as adopted, some of TEP's retail customers are eligible to choose alternative energy providers. For those customers who do not or cannot choose other energy providers, TEP remains obligated to supply energy. However, TEP is not obligated to supply this energy from TEP-owned generating assets. The energy may be acquired from other sources through purchases in the wholesale markets. See Rates and Regulation, TEP's Settlement Agreement and Retail Electric Competition Rules below and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Competition.

     To improve local system reliability TEP believes additional peaking resources are needed in Tucson by 2001. To address this need, in the third quarter of 1999, TEP entered into an agreement to purchase a 75 MW gas turbine. This peaking unit will be designated as a must-run generation facility. We expect this unit will be in operation by the third quarter of 2001.

RATES AND REGULATION
--------------------

   GENERAL

     TEP  is  regulated  by  the FERC and by  the  ACC.   The  FERC
regulates the terms and prices of TEP's sales to other utilities and resellers. The ACC has authority over certain rates charged to retail customers, accounting classifications, and the issuance of securities. The ACC also has authority to approve affiliate transactions and the establishment of holding companies and subsidiaries under its Affiliated Interest Rules.

     The ACC consists of three commissioners, each serving a six-year term. One of the three is elected at each general election. Commissioners cannot serve consecutive terms and can be elected to another term only after the passing of six years after the end of their previous term as commissioners. The present commissioners are:

    -- Carl J. Kunasek (Republican), Chairman, began his term in 1995.
       His term expires in 2001.
    -- Jim  Irvin (Republican) started his term in 1997.  His term expires in 2003.
    -- William A. Mundell (Republican) started his term in 1999. Since he was appointed by the governor his term expires in 2001. Mr. Mundell may stand for election for the remaining four years of the original six-year term at the expiration of his current term.

     Historically, the ACC has determined TEP's rates for retail sales of electric energy on a "cost of service" basis, which was designed to provide, after recovery of allowable operating expenses, an opportunity to earn a reasonable rate of return on "fair value rate base". Fair value rate base was generally determined by reference to the original cost and the reproduction cost (in each case, net of depreciation) of utility plant in service to the extent deemed used and useful, and to various adjustments for deferred taxes and other items, plus a working capital component. Over time, rate base was increased by additions to utility plant in service and reduced by depreciation and retirements of utility plant.

     With the introduction of retail electric competition in TEP's service territory in 2000, the Rules and TEP's Settlement Agreement require the unbundling of electric services, with separate rates for generation, transmission, distribution, metering, meter reading, billing and collection, and ancillary services. Generation services at market prices may be provided by Energy Service Providers (ESPs) licensed by the ACC. Transmission and distribution services will remain subject to regulation on a cost of service basis. However, certain conditions must be met before competitive electricity will be sold in TEP's service territory, such as ACC approval of TEP's direct access tariffs, certification of ESPs by the ACC and execution of direct access service agreements by ESPs and TEP.

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

   ACC HOLDING COMPANY ORDER

     In November 1997, the ACC allowed TEP to form a holding company. The ACC order approving the holding company contained a number of conditions which impact the activities of UniSource Energy, TEP, and TEP's "sister companies" (i.e., other companies owned by UniSource Energy or its affiliates). Some of these conditions were waived or modified by the Settlement Agreement. Key conditions, as modified include:

    -- UniSource Energy and its subsidiaries will only conduct business activities that are part of the electric energy business (as defined in the order).
    -- During its first five years of operations, UniSource Energy must provide to TEP 30% of the proceeds of any public equity issuance by UniSource Energy. TEP will use the proceeds to reduce debt or add to its equity accounts.
    -- TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations).


   TEP'S SETTLEMENT AGREEMENT AND RETAIL ELECTRIC COMPETITION RULES

     In December 1996, the ACC adopted Rules that provided a framework for the introduction of retail electric competition in Arizona. The Rules, as well as other ACC orders, contain references to the "Affected Utilities". These are the utilities, including TEP, which are regulated by the ACC. These Rules, as amended and modified, were approved by the ACC in September 1999.

     In November 1999, the ACC approved the Settlement Agreement that was entered into between TEP and certain customer groups relating to recovery of TEP's transition recovery assets and unbundling of tariffs. For TEP, the Rules became effective in January 2000, 60 days after the effective date of the Settlement Agreement. However, certain conditions must be met before competitive electricity will be sold in TEP's service territory, such as ACC approval of TEP's direct access tariffs, certification of ESPs by the ACC and execution of direct access service agreements by ESPs and TEP.

     The major provisions of the Settlement Agreement, as approved, are:

--Consumer choice for energy supply beginning in 2000 will be phased in as required by the ACC's retail competition rules. Initially, 377 megawatts of load, representing over 20 percent of TEP's retail customers, will be eligible to choose competitive energy suppliers. Customers initially eligible for choice include:

 -- Large customers whose average usage/load is 1 megawatt (MW) or above, such as mines, refineries, factories and resorts;
 -- Smaller commercial customers that can aggregate with similar sized entities to reach a total load of one MW also are eligible. Examples include convenience stores, small fast-food restaurants and large retail stores; and
 -- A percentage of TEP's residential customers. Every three months, an additional one and one-quarter percent of residential customers will have the opportunity to choose.

     By January 1, 2001, consumer choice will be available to all customers. Under the ACC's electric competition rules, TEP will be required to provide energy to any distribution customer who does not choose another energy service provider.

--In accordance with the Rate Settlement Agreement approved by the
  ACC in 1998, TEP decreased rates to retail customers by 1.1% on July 1, 1998, 1% on July 1, 1999 and will decrease rates an additional 1% on July 1, 2000. These reductions apply to all retail customers except for certain customers that have negotiated non-standard
  rates.   The  Settlement approved in November 1999 provides  that,
  after these reductions, TEP's retail rates will be frozen until December 31, 2008, except under certain circumstances. TEP will recover the costs of transmission and distribution under regulated unbundled rates.

--TEP's frozen rates will include two Competition Transition Charge
  (CTC) components which are designated for the recovery of its transition recovery assets.

 -- A Fixed CTC component will equal a fixed charge per kilowatt-hour sold. It will terminate when $450 million has been recovered, or on December 31, 2008, whichever occurs first. When the Fixed CTC terminates, TEP's retail rates will decrease by the Fixed CTC amount.

 -- A Floating CTC component will equal the amount of the frozen retail rate less the estimated market price of retail electric service. The estimated market price of retail electric service will include TEP's transmission and distribution charge and an energy component based on the Palo Verde Futures Index for electric energy. Because TEP's total retail rate will be frozen, the Floating CTC is expected to allow TEP to recoup the balance of transition recovery assets not otherwise recovered through the Fixed CTC. The Floating CTC will terminate no later than December 31, 2008.

-- By June 1, 2004, TEP will be required to file a general rate case
   including  an  updated cost-of-service study.   Any  rate  change
   resulting from this rate case would be effective no sooner than June 1, 2005 and would not result in a net rate increase.

-- By December 31, 2002, TEP will transfer its generation and other competitive assets to a subsidiary of TEP. TEP, as a utility distribution company (UDC), will acquire energy in the wholesale market for its retail customer energy requirements through a competitive bidding process. TEP's generation subsidiary will sell energy into the wholesale market.

-- TEP will dismiss all pending litigation brought by TEP against the ACC once the ACC order approving the Settlement Agreement is no longer subject to appeal.

     Approval of the Settlement Agreement caused TEP to discontinue regulatory accounting for its generation operations using FAS 71 in
November  1999.   See  Note  2  of Notes to  Consolidated  Financial
Statements, Regulatory Matters.

     A consumer group has filed a lawsuit challenging the ACC's order approving TEP's Settlement Agreement and also filed an appeal of the competition rules. The consumer group contends that allowing marketplace competition to determine rates violates the ACC's constitutional duty to set rates. We cannot predict the outcome of these actions.

See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tax Exempt Local Furnishing Bonds for a discussion of the possible effect of the transfer of TEP's generating assets, referred to above, on TEP's capital structure and refinancing requirements.

   STATE AND FEDERAL LEGISLATION ON RETAIL COMPETITION

     In May 1999 the Arizona State Legislature approved legislation regulating retail electric competition for public service corporations. The Governor vetoed the legislation. We expect the Arizona Legislature will propose new retail electric competition legislation in the 2000 legislative session.

     Additionally, federal legislators introduced several retail competition initiatives in Congress which, if passed, could modify the actions taken by the ACC or the Arizona Legislature. Congress has yet to enact any legislation at this time. We are unable to predict when Congress will act or the ultimate impact of such federal legislative initiatives.

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

     In December 1999, the FERC issued FERC Order No. 2000. This requires all public utilities that are transmission owners to file by October 15, 2000 a proposal for a Regional Transmission Organization (RTO), an organization or institution which is envisioned by FERC to operate an electric transmission system on a regional basis, enhance operational transmission efficiencies and reliability and remove remaining discriminatory transmission practices. FERC has not dictated a specific structure for an RTO but has instead adopted a flexible approach to considering proposed organizational structures, including the possibility of a transmission company which would own and operate all of the transmission assets in a particular region. As an alternative to an RTO proposal, transmission-owning public utilities must file a description of any efforts made by the utility to participate in an RTO, the reasons for not participating and any obstacles to participation, and any plans for further work toward participation. This order is a culmination of FERC's efforts to promote the regional development of transmission system operation and contemplates that RTOs will be operational by December 15, 2001. While FERC Order 2000 takes a voluntary approach to participation in RTOs, FERC has indicated that it will take any action it considers necessary, including requiring RTO formation, to address any undue market power that may exist on the part of transmission owners.

     TEP, along with other transmission owners and users located in the southwestern United States, is continuing to investigate the feasibility of forming an Independent System Operator (ISO) for the region. An ISO, which could potentially satisfy the requirements of an RTO, would be responsible for ensuring transmission reliability and nondiscriminatory access to the regional transmission grid. Over 50 parties participated in a Development Agreement to investigate the feasibility of an ISO in this region. As a result of this development effort, a non-profit corporation has been formed to move this effort forward. Over 125 entities have paid membership dues and become members of Desert STAR, Inc. Work is underway to determine the operational and financial aspects of this organization. The formation of an ISO would be subject to approval by the FERC and state regulatory authorities in the region. The financial aspects of forming an ISO, including the potential effects on TEP's future results of operations, will be examined as part of the developmental work.

     The ACC Retail Electric Competition Rules require the formation and implementation of an Arizona Independent Scheduling Administrator Association (AISA). The purpose of the AISA, which is anticipated to be a temporary organization until the formation of an ISO or RTO, is to:

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

     TEP, as an Affected Utility, participated in the creation of the AISA. This includes its incorporation as a not-for-profit entity, the filing (when complete) at the FERC for approval of its proposed structure, rates and procedures, and drafting of its protocols for operation. Currently, AISA participants are attempting to reach a consensus on operating protocols that, once finalized and filed with the ACC, will then be filed with the FERC. TEP continues to participate with the other Affected Utilities in developing the AISA's structure and protocols in response to retail competition. See TEP's Settlement Agreement and Retail Electric Competition Rules.

See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tax Exempt Local Furnishing Bonds for a discussion of the possible effect of the establishment of a RTO, ISO and/or an AISA on TEP's capital structure and refinancing requirements.

   OTHER RATE MATTERS

     See Electric Utility Operations, Customers and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Competition, Retail for a discussion of TEP's contracts and negotiations with certain of its mining customers.

FUEL SUPPLY
-----------

     TEP's  principal  fuel for electric generation  is  low-sulfur
coal.   Fuel  cost information for the years 1999 -1997 is  provided below:


       Cost Per Million BTU Consumed    Percentage of Total BTU Consumed
       -----------------------------    --------------------------------

           1999     1998     1997            1999     1998     1997
           ----     ----     ----            ----     ----     ----
Coal (A)   $1.66    1.65    $1.66             96%      97%      97%

Gas         2.94    2.67     2.74              4        3        3
                                             ----     ----     ----
All Fuels   1.73    1.69     1.68            100%     100%     100%

--------------------
(A)  The average cost per ton of coal for each of the last three years (1999 - 1997) was $31.64, $31.33 and $31.33 respectively.




   COAL

     Information concerning TEP's coal contracts is detailed below:

                                                     Year        Average
                                                   Contract      Sulfur      Coal Obtained
  Station           Coal Supplier                 Terminates     Content        From (A)
  -------           -------------                 ----------     -------     -------------
Four Corners    BHP Minerals International, Inc.     2005          0.8%    Navajo Indian Tribe

San Juan        San Juan Coal Company                2017          0.8%    Federal and State Agencies

Navajo          Peabody Western Coal Company         2011          0.6%    Navajo and Hopi Indian Tribes

Springeville    Peabody Coalsales Company            2010          0.7%    Lee Ranch Coal Company

Irvington       The Pittsburg & Midway Coal Mining   2015          0.4%    Federal and State Agencies
                Company
--------------------

 (A) Substantially all of the suppliers' leases extend at least as long as coal is being mined in economic quantities.



     TEP-Operated Generating Facilities

     TEP is the sole owner (or lessee) and operator of the Springerville and Irvington Generating Stations. The coal supplies for these plants are transported from northwestern New Mexico and Colorado by railroad.

     In June 1997, TEP terminated its existing coal supply contract for the Springerville Generating Station for a $50 million fee and entered into a new contract with the same supplier. The new coal contract ends in 2010, with an option to extend the term for another ten years. The Springerville rail contract expires in 2009. See Notes 2 and 9 of Notes to Consolidated Financial Statements, Deferred Springerville Generation Costs and Commitments and Contingencies, TEP Commitments - Fuel Purchase. The coal supply and rail contracts termination date for the Irvington station is the earlier of 2015 or the remaining life of Unit 4.

     The   Springerville  and  Irvington  contracts  have  various
adjustment clauses that will affect the future cost of coal delivered. We expect coal reserves to be sufficient to supply the estimated requirements of Springerville and Irvington for their presently estimated remaining lives.

     The Springerville and Irvington coal contracts combined require TEP to take 2.1 million tons of coal per year through 2009 at an estimated annual cost of $49 million for the next five years. The Springerville and Irvington rail contracts combined require TEP to transport 1.9 million tons of coal per year through 2015 at an estimated cost of $13 million for the next five years. The coal supply contracts require TEP to pay a take-or-pay charge if minimum quantities of coal are not purchased. TEP's present fuel requirements are in excess of the take-or-pay minimums. However, TEP has purchased coal and natural gas in the spot market, and switches fuel burn from one generating station to another in order to reduce overall fuel costs, despite incurring take-or-pay minimum charges. TEP incurred take-or-pay charges of $3.6 million in 1999, $3.5 million in 1998 and none in 1997.

     Generating Facilities Operated by Others

     TEP also participates in jointly owned generating facilities where coal supplies are under long-term contracts entered into by the operating agents. Coal supplies are surface-mined in northern Arizona and northwestern New Mexico. The coal supply for the San Juan Station, a mine-mouth operation, is partially contracted through the year 2017. The coal contract for Four Corners terminates in 2005. The coal quantities under contract for the Navajo mine-mouth coal fired generating station are expected to be sufficient for the remaining life of the station. The contracts to purchase coal, including rail transportation, for use at the jointly-owned facilities require TEP to take 1.5 million tons of coal per year through 2005 at an estimated annual cost of $45 million for the next five years.

   SPRINGERVILLE COAL HANDLING FACILITIES

     TEP  is  the  lessee  of  the  coal-handling  facilities   at
Springerville  under  a  capital  lease.   The  Springerville   Coal
Handling Facilities Leases have a remaining initial lease term through 2015 with fair market value renewal and purchase options. Annual rental payments range from approximately $10 million to $28 million but average $20 million.

     Through October 31, 1999, TEP allocated portions of the costs of its Springerville Coal Handling Facilities Leases to deferred expense for future recovery through rates. See Note 2 of Notes to Consolidated Financial Statements, Deferred Lease Expense, for a description of the accounting for the Springerville Coal Handling Facilities Leases. Approximately half of the expenses of the coal handling facilities, including lease costs and other operating and maintenance expenses, were charged to fuel expense in 1999, 1998 and 1997 and amounted to $12 million, $13 million, and $13 million, respectively. Effective November 1, 1999, lease interest expense is no longer charged to fuel expense.

   NATURAL GAS

     In June 1998, TEP entered into a one-year agreement to purchase gas from Southwest Gas for power generation. This agreement was renewed for an additional one-year term in 1999. During 1999, TEP received natural gas sufficient to meet all of its needs. TEP also burns small amounts of land fill gas at Irvington Unit 4.

 WATER SUPPLY
 ------------

     TEP believes there will be sufficient water to supply the requirements of existing and planned electric generating stations in which TEP has an interest for their estimated lives. A federal contract for water at San Juan expires in 2005, and Public Service Company of New Mexico is overseeing negotiations for an extension of the contract.

 ENVIRONMENTAL MATTERS
 ---------------------

     TEP is subject to environmental regulation by federal, state and local authorities. Air and water quality are under the most stringent regulations. Resource extraction, waste disposal operations and land use are also regulated. TEP spent $3 million in 1999 and $14 million in 1998 for construction costs to comply with environmental requirements. TEP believes that all existing generating facilities are or will be in compliance with all existing or expected environmental regulations, except as described below.

     Clean Air

     Arizona and New Mexico have adopted emission regulations restricting the emissions from both existing and future coal, oil and gas-fired plants. These regulations are in some instances more stringent than those adopted by the EPA. The principal generating units of TEP are located relatively close to national parks, monuments, wilderness areas and Indian reservations. Since these areas have relatively high air quality, TEP could be subject to control standards that relate to the "prevention of significant deterioration" of visibility and tall stack limitation rules.

     The 1990 Federal Clean Air Act Amendments (CAAA) require reductions of sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions in two phases, more complex facility permits and other requirements. TEP is subject only to Phase II of the SO2 and NOx emission reductions which was effective January 1, 2000. All of TEP's generating facilities (except existing internal combustion turbines) are affected. TEP spent approximately $1 million in each of 1999, 1998 and 1997 and expects to spend approximately $1 million annually in 2000 and 2001 complying with these requirements.

     In 1993, TEP's generating units affected by Phase II were allocated SO2 Emission Allowances based on past operational history. Beginning in the year 2000, Phase II generating units must hold Emission Allowances equal to the level of emissions in the compliance year or pay penalties and offset excess emissions in future years. Due to increased energy output, TEP may have to purchase additional Emission Allowances to comply with the Phase II SO2 regulations. Based on current estimates, TEP believes that it will purchase additional Emission Allowances and that such purchases will not have a material effect on TEP.

     In 1991, the EPA adopted a rule to reduce SO2 emissions at the Navajo Station by 90% to improve visibility at Grand Canyon National Park. TEP's share of the required capital expenditures remaining as of December 31, 1999 is approximately $1 million.

     Title V of the CAAA requires that all of TEP's generating facilities obtain more complex air quality permits. All TEP facilities (including those jointly owned and operated by others) have applied for these permits and TEP does not anticipate any material problems in obtaining the required permits. In 1999 TEP received Title V permits for the Springerville and Irvington generating stations. These permits are valid for five years. TEP must pay an annual emission-based fee for each generating facility subject to a Title V permit. These emission-based fees are included in the CAAA compliance expenses discussed above.

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

 MILLENNIUM ENERGY BUSINESSES
 ----------------------------

     Millennium owns 100% of the common stock of five subsidiaries, AET, ION, MEH, Nations Energy, and SES (described below).

     Millennium's  assets  comprise  approximately   4%   of   the
consolidated assets of UniSource Energy. Millennium recorded net income of $10.9 million for the year ended December 31,1999 related to these investments. These results are included in the Other Income (Deductions) section on UniSource Energy's income statement. We discuss these results in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Results of Millennium Energy Businesses.

     AET and Global Solar

     Advanced Energy Technologies, Inc. was established in May 1996. This subsidiary of Millennium develops renewable energy and distributed generation technologies. In 1996 AET acquired from ITN a 50% ownership interest in Global Solar Energy, L.L.C., an Arizona corporation which develops and manufactures flexible thin-film photovoltaic cells. In November 1999, Millennium and ITN entered into an agreement in which Millennium's share of Global Solar will increase to 67%. Under the agreement, ITN agreed to transfer its rights to certain assets and proprietary and intellectual property, including thin-film battery technology, to Global Solar. In addition, Millennium will contribute to Global Solar up to $14 million in additional equity upon the occurrence of certain agreed-upon production and business milestones. Millennium and ITN
are  in  the process  of  finalizing  the   structure  of  the
transaction. As of December 31, 1999, Millennium had funded $2 million under this agreement.

     Global   Solar   began  limited  commercial   production   of
photovoltaic cells in 1999. Target markets for its products include military, space and home applications. We expect Global Solar's manufacturing facility to produce approximately 1.5 MW or 255,000 square feet of the product in 2000.

     ION

     ION  International,  Inc.,  a  wholly  owned  subsidiary   of
Millennium, was established in January 2000. ION intends to provide technology applications to commerce, health care and industry organizations to help them more efficiently manage their energy needs.

     MEH and NewEnergy

     MEH sold its 50% ownership interest in NewEnergy (formerly New Energy Ventures, Inc.) to The AES Corporation on July 23, 1999. NewEnergy is a provider of electricity, energy products, services and technology based energy solutions to customers in deregulating energy markets. MEH recorded an after-tax gain of $20.8 million on the sale of NewEnergy in the third quarter of 1999. MEH received $50 million in consideration for the sale, consisting of $27.2 million in AES common stock, and secured promissory notes issued by NewEnergy totaling $22.8 million, payable over two years. MEH has sold the AES common stock and still retains the promissory notes which are secured by AES common stock.

     Nations Energy

     Nations Energy Corporation was established in 1995 to develop and invest in independent power projects worldwide. Nations Energy is involved in the following projects:

--In  1996, Nations Energy acquired an interest in the development of a 340 MW power project in the Czech Republic, consisting of the upgrade and expansion of a cogeneration facility located in the city of Kladno. In January 2000, Nations Energy sold its interest in this project to another partner of the project resulting in a $3 million pre-tax gain.
--In  1996, Nations Energy acquired an interest in the development of a 167 MW power plant on the Island of Curacao, Venezuela. Customers will be the ISLA refinery and the Island of Curacao. This project is scheduled for completion in 2002.
--In  the second quarter 1998, Nations Energy agreed to develop  a
  110 MW cogeneration plant with Chalmette Refining, L.L.C., a Louisiana refinery located near New Orleans. The on-site facility will be 50% owned and managed by Nations Energy. This project is scheduled for completion in late 2001.
--In  the  third  quarter  1998, Nations Energy  purchased  a  39%
  interest in Corporation Panamena de Energia, S.A. (COPESA) for $7.6
  million.   COPESA is an independent power producer which owns  and
  operates a 43 MW power plant near Panama City.

     Currently, we do not intend to make any material investments in new projects through Nations Energy and we continue to review options for the sale of Nations Energy's remaining assets.

     SES

     Southwest Energy Solutions, Inc., a wholly-owned subsidiary of Millennium, was established in January 1997. SES provides energy support services to retail electric consumers including lighting equipment, service restoration, and design, engineering and construction services.

 EMPLOYEES
 ---------

     As of December 31, 1999, TEP had 1,142 employees and the subsidiaries of Millennium had 60 employees. The International Brotherhood of Electrical Workers (IBEW) 1116 represents about 60% of TEP's employees. A new collective bargaining agreement between the IBEW and TEP was ratified in March 1999 and extends until January 2003. The new agreement resulted in a wage increase of 3% for 1999 and an additional 3% increase for 2000.

TEP's UTILITY OPERATING STATISTICS

                                                             For Years Ended December 31,
                                                1999        1998        1997         1996       1995
------------------------------------------------------------------------------------------------------
Generation and Purchased  Power-kWh (000)
  Remote Generation (Coal)                  10,000,401  10,002,250   9,694,152   9,784,918   8,716,513
  Local Generation (Oil, Gas & Coal)         1,115,277     720,515     806,819     723,232     500,958
  Purchased Power                            2,712,570   2,227,773   1,222,970     925,394     692,769
------------------------------------------------------------------------------------------------------
    Total Generation and Purchased Power    13,828,248  12,950,538  11,723,941  11,433,544   9,910,240
  Less Losses and Company Use                  814,945     810,117     824,072     776,436     661,901
------------------------------------------------------------------------------------------------------
    Total Energy Sold                       13,013,303  12,140,421  10,899,869  10,657,108   9,248,339
======================================================================================================

Sales-kWh (000)
  Residential                                2,736,837   2,662,598   2,608,515   2,516,282   2,330,191
  Commercial                                 1,383,756   1,355,319   1,316,360   1,306,826   1,280,752
  Industrial                                 2,220,900   2,139,464   2,115,332   2,080,763   1,979,317
  Mining                                     1,200,214   1,230,259   1,193,094   1,164,140   1,147,281
  Public Authorities                           247,361     242,845     237,113     228,800     204,746
------------------------------------------------------------------------------------------------------
    Total - Retail Customers                 7,789,068   7,630,485   7,470,414   7,296,811   6,942,287
  Sales for Resale                           5,224,235   4,509,936   3,429,455   3,360,297   2,306,052
------------------------------------------------------------------------------------------------------
    Total Sales                             13,013,303  12,140,421  10,899,869  10,657,108   9,248,339
======================================================================================================

Operating Revenues (000)
  Residential                                 $253,352    $248,821    $246,251    $237,569    $218,208
  Commercial                                   148,039     146,269     146,377     143,623     138,294
  Industrial                                   160,963     157,735     158,266     154,547     146,409
  Mining                                        49,399      51,965      53,231      56,240      54,948
  Public Authorities                            18,148      17,950      17,531      16,949      14,952
  Other                                          2,963       2,981       2,565       2,636       2,114
------------------------------------------------------------------------------------------------------
    Total - Retail Customers                   632,864     625,721     624,221     611,564     574,925
  Amortization of MSR Option Gain
    Regulatory Liability                             -           -       8,105      20,053      20,053
  Sales for Resale                             171,219     143,269      97,567      84,256      75,591
------------------------------------------------------------------------------------------------------
    Total Operating Revenues                  $804,083    $768,990    $729,893    $715,873    $670,569
======================================================================================================

Customers (End of Period)
  Residential                                  303,653     295,469     287,857     282,060     273,976
  Commercial                                    29,714      28,648      28,309      28,199      27,858
  Industrial                                       705         684         664         626         620
  Mining                                             4           4           4           4           4
  Public Authorities                                61          61          61          61          59
------------------------------------------------------------------------------------------------------
    Total Retail Customers                     334,137     324,866     316,895     310,950     302,517
======================================================================================================

Average Revenue per kWh Sold (cents)
  Residential                                      9.3         9.3         9.4         9.4         9.4
  Commercial                                      10.7        10.8        11.1        11.0        10.8
  Industrial and Mining                            6.1         6.2         6.4         6.5         6.4
    Average Retail Revenue per kWh Sold            8.1         8.2         8.4         8.4         8.3

Average Revenue per Residential Customer          $845        $855        $865        $854        $809
Average kWh Sales per Residential Customer       9,132       9,144       9,159       9,050       8,641


ITEM 2. - PROPERTIES
--------------------------------------------------------------------

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

     As of December 31, 1999, TEP owned, or participated in, an overhead electric transmission and distribution system consisting of:

       --  511 circuit-miles of 500 kV lines;
       --  1,122 circuit-miles of 345 kV lines;
       --  363 circuit-miles of 138 kV lines;
       -- 435 circuit-miles of 46 kV lines; and -- 10,466 circuit-miles of lower voltage primary lines.

The underground transmission and distribution system was comprised of 5,593 cable-miles. TEP owns approximately 77% of the poles on which the lower voltage lines are located. Electric substation capacity consisted of 179 substations with a total installed transformer capacity of 5,433,105 kVA.

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

     TEP, under separate sale and leaseback arrangements, leases the following generation facilities (which do not include land):

     --  coal handling facilities at Springerville;
     -- a 50% undivided interest in the Springerville Common Facilities; -- Springerville Unit 1 and the remaining 50% undivided interest in
         Springerville Common Facilities; and
     --  Irvington Unit 4 and related common facilities.

See Note 6 of Notes to Consolidated Financial Statements, Long-Term Debt and Capital Lease Obligations for additional information on TEP's capital lease obligations.

     Substantially all of the utility assets owned by TEP are subject to the lien of the General First Mortgage and the General
Second  Mortgage.   Springerville Unit 2,  which  is  owned  by  San
Carlos, is not subject to those liens.


ITEM 3. - LEGAL PROCEEDINGS
--------------------------------------------------------------------

 TAX ASSESSMENTS
 ---------------

     See Contingencies in Note 9 of Notes to Consolidated Financial
Statements.

 LITIGATION RELATED TO ACC ORDERS AND RETAIL COMPETITION
 -------------------------------------------------------

     See RATES AND REGULATION.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------

     Not Applicable.

                               PART II

ITEM  5.  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
--------------------------------------------------------------------
STOCKHOLDER MATTERS
--------------------------------------------------------------------

     The common stock of UniSource Energy is listed on the New York and Pacific Stock Exchanges, and began trading under the symbol of
UNS on January 2, 1998. The closing price of the common stock on February 24, 2000 was $13.3125, with 23,389 shareholders of record. The table below lists the high and low sale prices of UniSource Energy's common stock on the consolidated tape as reported by Dow Jones. No dividends were paid on UniSource Energy common stock during these periods.


                                         Market Price per
                    Quarter           Share of Common Stock
                    -------           ---------------------

                     1999                 High      Low
                     ----                 ----      ---
                     First               $13.94   $10.38
                     Second               12.75    10.38
                     Third                12.44    11.56
                     Fourth               12.69    10.88



                                         Market Price per
                    Quarter           Share of Common Stock
                    -------           ---------------------

                     1998                 High      Low
                     ----                 ----      ---
                     First               $18.69   $16.56
                     Second               18.94    15.31
                     Third                16.06    12.25
                     Fourth               17.50    12.50


     On December 3, 1999 UniSource Energy declared a cash dividend in the amount of $0.08 per share on its common stock. The dividend is the first declared by UniSource Energy and is payable March 10, 2000 to shareholders of record at the close of business February 15, 2000.

     TEP  declared and paid cash dividends to its sole shareholder,
UniSource  Energy,  of $34 million and $30 million   in  the  fourth
quarters of 1999 and 1998, respectively.

     See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Dividends on Common Stock.

ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------

----------------------------------------------------------------------------------------------
UniSource Energy
(In thousands - except per share       1999        1998        1997        1996        1995
   data and ratios)                    ----        ----        ----        ----        ----

Summary of Operations
----------------------------------------------------------------------------------------------
Operating Revenues                   $803,812    $768,676    $729,893    $715,873    $670,569
Income Tax Benefit Recognition
 Related to Prior Period NOLs -
 Part of Income Taxes                       -           -     $43,443     $88,638     $23,282
Gain on Sale of New Energy            $34,651           -           -           -           -
Net Losses of Millennium
 Energy Businesses                   $(11,276)   $(11,884)    $(8,182)    $(2,218)    $(1,327)
Income from Continuing Operations     $56,510     $28,032     $83,572    $120,852     $54,905
Extraordinary Income - Net of Tax     $22,597           -           -           -           -
Net Income                            $79,107     $28,032     $83,572    $120,852     $54,905

Basic Earnings per Share
 from Continuing Operations             $1.75       $0.87       $2.60       $3.76       $1.71
Diluted Earnings per Share
 from Continuing Operations             $1.74       $0.87       $2.59       $3.75       $1.70

Shares of Common Stock Outstanding
 Average                               32,321      32,177      32,138      32,136      32,138
 End of Year                           32,349      32,258      32,139      32,139      32,138

Book Value per Share                   $10.02       $7.65       $6.75       $4.15       $0.39
Cash Dividends Declared per share       $0.08           -           -           -           -
-----------------------------------------------------------------------------------------------

Financial Position
-----------------------------------------------------------------------------------------------
Total Utility Plant - Net          $1,729,856  $1,915,590  $1,935,513  $1,953,904  $1,978,126
Investments and Other Property        114,483     110,289      79,471      69,289      52,116
Total Assets                        2,656,255   2,634,049   2,634,409   2,568,541   2,563,461

Long-Term Debt                      1,135,820   1,184,423   1,215,120   1,223,025   1,207,460
Non-Current Capital
 Lease Obligations                    880,427     889,543     890,257     895,867     897,958
Common Stock Equity                   324,248     246,646     216,878     133,288      12,488
                                   ------------------------------------------------------------
Total Capitalization               $2,340,495   2,320,612  $2,322,255  $2,252,180  $2,117,906
-----------------------------------------------------------------------------------------------

Selected Cash Flow Data
-----------------------------------------------------------------------------------------------
Net Cash Flows from Operating
 Activities                          $113,228    $160,933    $126,283    $152,932    $119,390
Capital Expenditures                   92,808      81,147      72,475      68,272      59,097
-----------------------------------------------------------------------------------------------


-- Net Losses from Millennium Energy Businesses are before income taxes and do not include the 1999 Gain on Sale of NewEnergy.
-- For years prior to 1998, UniSource Energy's operations and those of TEP are the same.


See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA
------------------------------------------------------------------

----------------------------------------------------------------------------------------------
TEP
(In thousands)                         1999        1998        1997        1996        1995
                                       ----        ----        ----        ----        ----
Summary of Operations
----------------------------------------------------------------------------------------------
Operating Revenues                   $804,083    $768,990    $729,893    $715,873    $670,569
Income Tax Benefit Recognition
 Related to Prior Period NOLs -
 Part of Income Taxes                       -           -     $43,443     $88,638     $23,282
Net Losses of Millennium
 Energy Businesses                          -           -     $(8,182)    $(2,218)    $(1,327)
Income from Continuing Operations     $50,878     $41,676     $83,572    $120,852     $54,905
Extraordinary Income - Net of Tax     $22,597           -           -           -           -
Net Income                            $73,475     $41,676     $83,572    $120,852     $54,905
-----------------------------------------------------------------------------------------------

Financial Position
-----------------------------------------------------------------------------------------------
Total Utility Plant - Net          $1,729,856  $1,915,590  $1,935,513  $1,953,904  $1,978,126
Investments and Other Property         67,838      62,978      79,471      69,289      52,116
Total Assets                        2,600,508   2,628,588   2,634,409   2,568,541   2,563,461

Long-Term Debt                      1,135,820   1,184,423   1,215,120   1,223,025   1,207,460
Non-Current Capital
 Lease Obligations                    880,111     889,543     890,257     895,867     897,958
Common Stock Equity                   270,134     229,861     216,878     133,288      12,488
                                   ------------------------------------------------------------
Total Capitalization               $2,286,065  $2,303,827  $2,322,255  $2,252,180  $2,117,906
-----------------------------------------------------------------------------------------------

Selected Cash Flow Data
-----------------------------------------------------------------------------------------------
Net Cash Flows from Operating
 Activities                          $139,957    $180,487    $126,283    $152,932    $119,390
Capital Expenditures                   90,940      81,011      72,475      68,272      59,097
-----------------------------------------------------------------------------------------------

Ratio of Earnings to Fixed Charges       1.45        1.35        1.39        1.25        1.21
-----------------------------------------------------------------------------------------------


-- For years prior to 1998, UniSource Energy's operations and those of TEP are the same.
-- Disclosure of earnings per share information for TEP is not presented as TEP has only debt securities outstanding.

See Item 7, Management's Discussion and Analysis of Financial
Condition and Results of Operations.

ITEM   7.  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
--------------------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

     Management's Discussion and Analysis explains the general financial condition and the results of operations for UniSource Energy and its two primary business segments-the electric utility business of TEP and the unregulated energy businesses of Millennium, and includes the following:

 --  operating  results  during 1999 compared  with  1998  and  1998 compared with 1997,
 -- changes in liquidity and capital resources during 1999, and -- expectations of identifiable material trends which may affect our business in the future.

     TEP is the principal operating subsidiary of UniSource Energy and accounts for substantially all of its assets and revenues. Income and losses from Millennium's energy-related businesses have had a significant impact on earnings reported by UniSource Energy for the years ended December 31, 1999, 1998 and 1997.


OVERVIEW
--------

     UniSource Energy recorded net income of $79.1 million in 1999,
compared with $28.0 million in 1998 and $83.6 million in 1997.   The
primary factors contributing to the higher net income in 1999 were:

    --  improved operating performance at TEP;
    -- $22.6 million after-tax extraordinary income from changes in accounting for TEP's generation operations;
    -- $20.8 million net gain on the sale of NewEnergy, one of our unregulated energy subsidiaries; and
    -- $9.0 million in tax benefits attributable to the improved likelihood of favorable resolution of tax matters.

     The reduction in reported income tax benefits related to prior period net operating losses from $43.4 million in 1997 to zero in 1998 contributed to the decline in earnings in 1998. See Results of Operations, Other Income (Deductions) below. Common stock equity was $324 million as of December 31, 1999, compared with $247 million as of December 31, 1998.

     In addition to the items described above, other factors impacting results for 1999 were:

    -- $5.8 million lower long-term debt interest expense as a result of refinancings and prepayments;
    -- $3.0 million write-off of investments at Nations Energy subsidiaries in 1999;
    -- increase in capital lease depreciation and interest expense related to the change in accounting for our generation operations; and
    --  a 1.0% retail rate decrease effective July 1, 1999.

     Our financial prospects are subject to significant competitive, regulatory, economic and other uncertainties. The approval of TEP's Settlement Agreement resolved a significant amount of regulatory uncertainty and provides TEP with a reasonable opportunity to recover 100 percent of its transition recovery assets. However, we cannot predict with certainty the full impact of retail competition on TEP's future operating results or financial condition. Some of the factors which may affect our future financial results include weather variations which may affect customer usage, load growth and demand levels in the current TEP service territory, and market prices for wholesale and retail energy. See Competition, Retail below.

     Other uncertainties include the extent to which, in response to industry changes or unanticipated economic downturns, TEP can alter operations and reduce costs, which may be limited due to high financial and operating leverage. Future results will depend, in part, on our ability to contain and/or reduce the costs of serving retail customers and the level of sales to such customers.

     We are addressing the uncertainties discussed above by positioning our subsidiaries to benefit from the changing regulatory and energy market environment. In November 1998, TEP organized its utility business activities into two separate business units: (1) generation and (2) transmission and distribution, and in January 1999, formed a third business unit which provides administrative services to the utility business units. We are improving cost measurement and management techniques at TEP. We have also extended contracts, where appropriate, for large wholesale and retail customers. We are investing in our unregulated affiliates to provide energy products and services to markets both within and beyond TEP's retail service territory. See Competition, Retail; Results of Millennium Energy Businesses; and Results of Operations below.

     Our financial prospects are also subject to uncertainties relating to the start-up and developmental activities of the Millennium
Energy  Businesses segment.   At  December  31,  1999,  Millennium's
unregulated energy-related affiliates comprised approximately 4% of total assets, but at times have had a significant impact on our consolidated net income and cash flows. We continue to evaluate these  affiliates  for  opportunities  to  realize  value  from  our
investments.   In the third quarter of 1999, we sold  our  ownership
interest  in  affiliate  NewEnergy  and  recorded  a  gain  on   the
transaction.   In  January 2000, we sold our  interest  in  a  power
project in which Nations Energy had invested, recording a gain on the transaction. See Results of Millennium Energy Businesses.

     Our consolidated capital structure remains highly leveraged. Since April 1997, however, we have made significant progress in our financial strategy to reduce refinancing risk by extending maturities of long-term debt and letters of credit and by reducing exposure to variable interest rates by refinancing over $475 million in variable rate debt with fixed interest rate securities. With a more stabilized regulatory outlook and with ongoing improvements in our capital structure, UniSource Energy declared its first dividend to common shareholders in December 1999. TEP, now the principal operating subsidiary of UniSource Energy, had not paid a common dividend to public shareholders since 1989. See Dividends on Common Stock and Investing and Financing Activities, Bond Issuance and Redemption, below.

     TEP's capital requirements include construction expenditures and scheduled maturities of debt and capital lease obligations. During the next twelve months, TEP expects to be able to fund operating activities and construction expenditures with internal cash flows, existing cash balances, and, if necessary, borrowings under the Revolving Credit Facility. While some of Millennium's unregulated energy businesses have required significant amounts of capital and credit, management currently expects to make limited investments in these businesses. We expect to use existing cash balances to fulfill these needs, or if necessary, we may seek investments by unaffiliated parties to meet the ongoing capital requirements of some of these businesses. See Liquidity and Capital Resources, Investing and Financing Activities, below.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

 COMPETITION
 -----------

     RETAIL

     The electric utility industry is undergoing significant regulatory change designed to encourage competition in the sale of electricity and related services. When retail competition for electric generation supply begins in TEP's retail service territory approximately 20% of TEP's retail customers will become eligible to choose an alternate energy supplier. However, no competitors are currently providing electric service to customers in our retail service area nor has TEP lost any significant customers to self-generation. It is likely that, with open access in our retail service territory, some customers will elect to purchase their energy requirements from other energy suppliers when available. TEP competes against gas service suppliers and others who provide energy services and also markets customized energy-related services.

     Certain large retail customers will continue to be served by TEP under contracts negotiated by TEP. During 1999, TEP entered into a new contract with a major mining customer which extends the term to 2006. The contract includes reduced pricing that will lower TEP's annual revenues by approximately $4 - $5 million depending on the price of copper during the next four years but will assure continued revenues from this customer through the contract's term.


     Retail   Electric  Competition  Rules  and  TEP's  Settlement
     Agreement

     In December 1996, the ACC adopted the Retail Electric Competition Rules that provided a framework for the introduction of retail electric competition in Arizona. The Rules, as well as other ACC orders, contain references to the "Affected Utilities." These are the utilities, including TEP, which are regulated by the ACC. These Rules, as amended and modified, were approved by the ACC in September 1999.

     In November 1999, the ACC approved the Settlement Agreement that was entered into between TEP and certain customer groups relating to TEP's transition recovery assets and unbundled tariffs. For TEP, the Rules became effective in January 2000, 60 days after the effective date of the Settlement Agreement. However, certain conditions must be met before competitive electricity will be sold in TEP's service territory, such as ACC approval of TEP's direct access tariffs, certification of ESPs by the ACC and execution of direct access service agreements by ESPs and TEP.

     At that time, consumer choice for energy supply will be phased in as required by the ACC's Rules. By January 1, 2001, consumer choice will be available to all customers. See Item 1. - Business, Rates and Regulation and Note 2 of Notes to Consolidated Financial Statements, Regulatory Matters.

   WHOLESALE

     TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. FERC generally does not permit TEP's prices for wholesale sales of capacity and energy to exceed rates determined on a cost of service basis. However, in the Fall of 1997, FERC granted TEP a tariff to sell at market-based rates. In the current market, wholesale prices are typically substantially below TEP's total cost of service. However, we make wholesale sales only at prices which exceed fuel and other variable costs. We expect competition to sell capacity to remain vigorous. Prices may remain depressed for at least the next few years due to the surplus of capacity during non-summer months in the southwestern United States. Competition for the sale of capacity and energy is influenced by the following factors:

 --  availability of capacity in the southwestern United States;
 -- restructuring of the electric utility industry in Arizona, California and other western states;
 --  the availability and prices of natural gas, oil and coal;
 --  spot energy prices;
 --  precipitation; and
 --  transmission access.

See  also  Item 1. Business, Electric Utility Operations, Sales  for
Resale.


 REGULATORY MATTERS
 ------------------

     TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not allow TEP to currently charge its customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP defer these items and show them as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items as expense to the income statement as those charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement.

     The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

-- an independent regulator sets rates;
-- the  regulator  sets  the  rates  to  cover  specific  costs  of delivering service; and
-- the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

     In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board concluded that application of FAS 71 should be discontinued once sufficiently detailed deregulation guidance is issued for a separable portion of a business. However, a company may continue to recognize regulatory assets formerly associated with the deregulated portion of the business, to the extent the transition plan provides for their recovery through the regulated transmission and distribution portion of the business.

     Effective November 1, 1999, we stopped applying FAS 71 to our generation operations because the Settlement provided sufficient details regarding the deregulation of TEP's generation operations. As a result, we changed certain accounts in our financial statements. These included:

--Increasing accumulated capital lease depreciation by $197 million to reflect the depreciation that would have accumulated had we not applied FAS 71;
--Reclassifying $175 million of generation-related regulatory assets to the Transition Recovery Asset, a distribution related regulatory asset, because we believe we will recover these assets through the Fixed CTC component of our standard rates in our distribution business; and
--Recording $23 million of extraordinary income for balances that needed to be eliminated to reflect discontinuance of FAS 71 but that could not be reclassified as part of the Transition Recovery Asset.

     We   continue  to  apply  FAS  71  in  accounting  for  the
distribution  and  transmission  portions  of  TEP's  business,  our regulated operations. We periodically assess whether we can continue to apply FAS 71. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as a charge in our income statement. Based on the balances of TEP's regulatory assets at December 31, 1999, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded an extraordinary loss of approximately $275 million, after the related income tax benefit of $183 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.

See Note 2 of Notes to Consolidated Financial Statements, Regulatory
Matters.

 MARKET RISKS
 ------------

     We are potentially exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, changes in foreign currency exchange rates, and changes in commodity prices may affect our future financial results. TEP currently uses derivative commodity instruments such as forward contracts to buy or sell energy, but does not use derivative commodity or derivative financial instruments for either trading or speculative purposes. TEP continues to evaluate to what extent, if any, it may use derivative financial and commodity instruments in the normal course of its future business.

     For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements below.

     Interest Rate Risk

     TEP is exposed to risk resulting from changes in interest rates on certain of its long-term debt obligations. TEP manages its exposure to interest rate risk by balancing the proportions of fixed and variable rate debt on the balance sheet. During 1997 and 1998, TEP refinanced over $475 million in variable rate debt with fixed rate debt, and reduced the proportion of variable rate debt to long-term debt from 68% at December 31, 1996 to 29% at December 31, 1999.

     At December 31, 1999 and 1998, TEP's long-term debt included $329 million of tax-exempt variable rate debt. The average interest rates on TEP's variable rate debt were 3.33% and 3.51% for 1999 and 1998, respectively. A one percent increase (decrease) in average interest rates would result in a decrease (increase) in pre-tax net income of approximately $3.3 million. See Note 7 of Notes to Consolidated Financial Statements, Fair Value of TEP's Financial Instruments.

     Marketable Securities Risk

     TEP is exposed to fluctuations in the return on marketable securities which are investments in debt securities. At December 31, 1999 and 1998, TEP had marketable debt securities with an estimated fair value of $45 million and $22 million, which exceeded the carrying value by zero and $4 million, respectively. These debt securities represent TEP's investments in lease debt underlying certain of its capital lease obligations. The fair value of marketable debt securities increased in 1999 due to additional investments in lease debt made by TEP. Changes in the fair value of such debt securities do not present a material risk to TEP, as TEP intends to hold these investments to maturity.

     Foreign Currency Exchange Risk

     We are exposed to foreign currency exchange risk arising from equity investments by our unregulated businesses in foreign countries. Nations Energy's investment in a power project in the Czech Republic, which was sold in January 2000 was subject to foreign currency exchange risk. The impact of recording the exchange rate fluctuations on UniSource Energy's income statement for 1999 and for 1998 was not material. Foreign currency risk related to current investments made by Nations Energy and other Millennium businesses is not material due to the small amount of such investments.

     Commodity Price Risk

     TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy in the wholesale market. The participants in this market trade not only electricity and natural gas as commodities, but also derivative commodity instruments such as futures, forwards, swaps, options and other instruments. This market is largely unregulated and most transactions are conducted on an "over-the-counter" basis, there being no central clearing mechanism (except in the case of specific instruments traded on the commodity exchanges). Power marketers, whether or not affiliated with other entities, generally do not own production facilities and obtain orders from FERC permitting sales at market based rates.

     TEP is exposed to commodity price risk primarily relating to changes in the market price of electricity, as well as changes in fuel costs incurred to generate electricity. TEP enters into forward contracts to buy or sell energy at a specified price at a future date. These contracts are considered to be derivative commodity instruments. Generally, TEP commits to future sales based on expected excess generating capability. However, rather than producing additional power, TEP may enter into a forward purchase contract to satisfy the forward sales contract if the market prices are favorable. The forward sales contracts that are satisfied with forward purchase contracts do not require any physical delivery of energy by TEP. However, to take advantage of anticipated market opportunities, TEP is at various times in a net open position. A net open position means it has either committed to sell more electricity than it has purchase contracts to cover or it has committed to purchase more power than it needs for its selling commitments. To limit exposure to price risk, TEP has trading policies with limits as to total open positions. TEP continually reviews its trading policies and limits to respond to the constantly changing market conditions.

     TEP uses the deferral method of accounting for energy sales and purchases and recognizes gains and losses in the income statement upon settlement of the contracts. TEP measures its market risk related to its commodity exposure by using a sensitivity analysis. The market prices used to determine fair value are estimated based on various factors including broker quotes, exchange, over the counter  prices  and  time  value.  As of  December  31,  1999,  the estimated potential unfavorable impact on pre-tax earnings of a hypothetical 10% adverse shift in quoted market prices was $2 million. However, because TEP's derivative commodity instruments are primarily hedges of forward long generation positions which could generally be settled with TEP generation and are not used for trading purposes, we do not believe that this commodity price risk is material to our financial position.

     TEP is exposed to credit risk in its energy trading activities related to potential nonperformance by counterparties under the terms of their contractual agreements. TEP manages the risk of counterparty default by following an approved credit policy which includes performing financial credit reviews of its counterparties and the use of standardized agreements which allow for the netting of current period exposures to and from a single counterparty. In addition, TEP may require collateral to support trading positions from certain counterparties. TEP does not anticipate any nonperformance by any of its counterparties and did not experience any material counterparty default during the years ended December 31, 1999 and 1998.

     TEP also purchases coal and small amounts of natural gas in the normal course of business for fuel for its generating plants. Purchases of gas provide fuel for only 4% of total generation. Changes in gas prices do not present a material risk to TEP. TEP acquires its coal under long-term coal supply contracts. See Fuel Supply for additional information on TEP's coal contracts and gas purchases.

     TEP is potentially exposed to changes in the price of copper because the contract with one of its major retail mining customers
is tied to the price of copper.   However, TEP's price risk exposure
related to copper prices is not material to TEP.


 IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS AND APPLICATIONS
 ------------------------------------------------------------

     Our Year 2000 (Y2K) efforts began in 1996 and involved the inventory, assessment, remediation and testing of our operational and business systems. TEP did not experience any significant Y2K related problems with its operational and business systems. We cannot predict whether we will experience any residual Y2K related problems. However, if we were to experience any Y2K related problems, we do not believe they would have a material effect on our operations.

     From 1996 through January 31, 2000, we have expensed $2.1 million addressing the Y2K issue. This amount does not include major system replacement costs that, along with other functional changes, addressed Y2K issues.


RESULTS OF OPERATIONS
---------------------

     In 1999, UniSource Energy's consolidated net income was $79.1 million or $2.45 per average share of common stock compared with $28.0 million or $0.87 per average share of common stock in 1998, and $83.6 million or $2.60 per average share of common stock in 1997.

     The increase in earnings in 1999 resulted primarily from improved operating results of both our utility business and Millennium's unregulated energy businesses, the sale of UniSource Energy's interest in NewEnergy and extraordinary income due to the change in the application of accounting standards from the deregulation of our generating operations. While operating losses from Millennium's unregulated energy businesses reduced our consolidated net income in both 1998 and 1997, such operating losses were lower in 1999 than in 1998. Earnings in 1997 included significant non-cash income tax benefits related to prior period net operating losses for income tax.

   Contribution by Business Segment

     The table below shows the contributions to our consolidated after-tax earnings by our two business segments, as well as parent company expenses and inter-company eliminations.


                                          Amount in $ Millions
                                      --------------------------------
                                      1999         1998          1997
                                      --------------------------------
Electric Utility                      $73.5       $41.7         $88.9
Millennium Energy Businesses           10.9        (8.1)         (5.3)
Parent Company and Inter-Company
 Eliminations                          (5.3)       (5.6)           --
----------------------------------------------------------------------
    Consolidated Net Income           $79.1       $28.0         $83.6
----------------------------------------------------------------------


     TEP's electric utility business accounts for substantially all of UniSource Energy's assets and revenues. The following discussion is related to TEP's utility operations, unless otherwise noted. The results of Millennium's unregulated energy businesses are discussed in Results of Millennium Energy Businesses below. Parent company results in 1999 and 1998 are due primarily to the after-tax interest expense on a note payable from UniSource Energy to TEP. This note was issued to TEP in exchange for the stock of Millennium in January 1998. See Interest Income, below. Prior to 1998, the unregulated energy businesses now held by Millennium were held by and consolidated with TEP.

     During the fourth quarter of 1999, the ACC approved TEP's Settlement Agreement which resulted in the discontinuation of regulatory accounting for its generation operations under FAS 71. The effects of this change in accounting for generation operations were recorded in accordance with FAS 101. The changes resulted in the $22.6 million of extraordinary income mentioned in Extraordinary Income-Net of Tax, below and reclassification and changes in presentation of certain financial statement line items.

     Future earnings will be reduced due to the changes in expense recognition as a result of ceasing to apply FAS 71 to our generation operations. However, TEP expects that the changes in expense recognition may be offset, and earnings provided by, the following factors:

 --customer  growth  in  TEP's service territory  is  expected  to continue at approximately 2% annually;
 --margins  on wholesale sales are expected to increase as  market prices in the region increase over time; and --a portion of free cash flow may be used to reduce TEP's debt, thereby lowering interest expense.

   Utility Sales and Revenues

     Retail sales of electricity are affected by customer growth, weather and other consumption factors. In addition to these factors, price changes contribute to changes in retail revenues. Sales for resale are impacted by market prices in the wholesale energy market, competing sources of energy and capacity in the region.

     1999 compared with 1998

     In 1999, kWh sales to retail customers increased by 2.1% compared with 1998. This sales increase resulted from an increase in the average number of retail customers. The average number of retail customers grew by 2.8% to 329,779 in 1999. Usage by mining customers decreased in 1999 reflecting changes in the operations of the mines due to continued weakness in worldwide demand for copper. Revenues from sales to retail customers increased by 1.1% in 1999 compared with 1998. The increase in kWh sales noted above was partially offset by the effect of a 1.0% across-the-board rate reduction effective July 1, 1999.

     KWh sales for resale increased by 16% in 1999 compared with 1998, while revenues from sales for resale increased by 20% for the same period. KWH sales increased as a result of increased trading activity in the forward, daily and hourly markets while revenues were driven by higher market prices in the wholesale energy market. Factors contributing to the higher market prices include higher natural gas prices and the tightening of excess capacity in the region.

     1998 compared with 1997

     Total operating revenues from retail sales and sales for resale were 7% higher in 1998. KWh sales to retail customers grew by 2.1% in 1998 compared with 1997. The average number of retail customers increased by 2.2% in 1998. Revenues from sales to retail customers increased by less than 1.0% in 1998 compared with 1997. The increase in kWh sales noted above was partially offset by the effect of a 1.1% across-the-board rate reduction retroactive to July 1, 1998. In addition, TEP recorded a $4.4 million reduction in revenues resulting from a change in the method of estimating unbilled revenues.

     In 1998, kWh sales for resale increased by 32% while the related revenues increased by 47% over 1997. KWH sales increased as a result of increased trading activity in the forward, daily and hourly markets while revenues increased due to higher market prices in the wholesale energy market.

     TEP's non-cash revenue from the Amortization of the MSR Option Gain Regulatory Liability was zero in 1998 and $8.1 million in 1997. This regulatory liability was fully amortized as of May 1997.

   Expenses

     1999 Compared with 1998

     Fuel and Purchased Power expense increased by 12% in 1999 compared with 1998. Fuel expense at TEP's generating plants increased primarily due to higher energy requirements to meet increased kWh sales. Purchased Power Expense also increased because of increased purchases in response to the large increase in wholesale energy sales made by TEP in 1999. The average cost of fuel per kWh generated was 1.75 cents and 1.70 cents for 1999 and 1998, respectively. In 1999 and 1998, fuel expense included $3.2 million and $3.8 million related to the amortization of the $50 million contract termination fee paid to TEP's major coal supplier. As of November 1999 this regulatory asset was reclassified to the Transition Recovery Asset. See Note 2 of Notes to Consolidated Financial Statements, Deferred Springerville Generation Costs.

     Capital Lease Expense decreased in 1999 from 1998 due to lease expense not being recorded in this line item after October 1999. Through October 1999, in accordance with FAS 71, we recorded lease expense consistent with our rate-making treatment. For rate-making purposes, our leases have been treated as operating leases with equal annual expense amounts over the lease term. We stopped applying FAS 71 to our generation operations effective November 1, 1999 and we began to account for our leases as an unregulated company would.
This caused our lease expense for the last two months of 1999 to be $3.1 million (before tax) greater than it would have been if we continued to apply FAS 71. Our lease expense recognized after October 31, 1999 is presented in the following expense line items on the income statement:

--Depreciation and Amortization: reflects depreciation of the capital lease asset on a straight-line basis over the remaining lease term.
--Interest on Capital Leases: reflects interest expense calculated on a mortgage basis. See Note 2 of Notes to Consolidated Financial Statements, Regulatory Matters.

     Other Operations Expense was lower in 1999 compared with 1998 due to lower general and administrative expenses.

     The Amortization of Springerville Unit 1 Allowance contra-asset was discontinued in November 1999 due to the accounting effects of ceasing to use FAS 71 for generation operations.

     Depreciation and Amortization expense increased in 1999 over 1998 due to the accounting effects of ceasing to use FAS 71 for generation operations. Absent this accounting change, Depreciation and Amortization expense would have declined year to year.

     Taxes Other Than Income Taxes decreased in 1999 versus 1998 primarily due to lower property taxes resulting from a lower average assessment ratio on utility plant in 1999 than in 1998.

     Amortization of Transition Recovery Asset is a new expense category as of November 1999 and is the result of the change in accounting for generation operations. This item reflects the recovery of transition recovery assets which were previously regulatory assets of the generation business. Based on TEP's forecasted sales levels for the next three years, we expect the amount of the Amortization of Transition Recovery Asset to be approximately $15 million, $20 million and $25 million in 2000, 2001 and 2002, respectively.

     Income Tax Expense for 1999 includes the benefit of a reversal of income tax reserves related to NOL recognition. This reversal reflects the improved likelihood of a favorable resolution of tax items. The total amount of the adjustment was $9.0 million, with approximately $7.2 million recorded in Income Tax Expense and $1.8 million recorded in Income Taxes under Other Income.

     1998 Compared with 1997

     Fuel and Purchased Power expense increased by 18% in 1998 relative to 1997 due primarily to the large increase in wholesale energy sales. In 1998 and 1997, fuel expense included $3.8 million and $1.9 million related to the amortization of the $50 million contract termination fee paid to TEP's major coal supplier. The average cost of fuel per kWh generated was 1.70 cents and 1.77 cents for 1998 and 1997, respectively. See Note 2 of Notes to Consolidated Financial Statements, Deferred Springerville Generation Costs.

     Depreciation and Amortization expense increased in 1998 over 1997 due to depreciation on additions to property in 1998.

   Other Income (Deductions)

     Income Tax reported within Other Income (Deductions) relates to income tax expense or benefits which are related to nonutility businesses and other income tax effects not directly related to utility operations. The decrease in Income Tax benefits from 1998 to 1999 is due to the tax expense associated with the $34.7 million gain on sale of NewEnergy in 1999 and the elimination of ITC amortization after October 31, 1999. In 1998, Income Tax benefits resulted primarily from losses at Millennium subsidiaries, including NewEnergy.

     UniSource Energy and TEP recognized $1.2 million of NOL benefit in Other Income and $6.8 million in Income Tax Expense in 1999, zero in 1998, and $43.4 million of NOL benefit in Other Income in 1997. This reduced NOL benefit recognition and changes in tax expense resulting from changes in income before taxes, caused the 1998 income tax benefits included in Other Income (Deductions) to decrease by $34.0 million and $40.6 million for UniSource Energy and TEP, respectively, from 1997 levels.

     UniSource Energy and TEP recognize NOL benefits based on changes in the estimated amount of prior period NOLs that are likely to be used on future tax returns. In future periods when the NOLs are used on tax returns to reduce income taxes paid, the income tax expense shown on the income statements will not be reduced. At the present time, we are not able to estimate additional amounts of NOL benefit that we may recognize in the income statements of either UniSource Energy or TEP. This is because there are still open tax years for which additional assessments may be made and because federal and state NOL carryforwards expire at various dates. We do not expect to recognize additional amounts of NOL benefit until these items are resolved or estimates of probable additional benefit can be made.

   Reversal of Loss Provision

     TEP recorded a $10.2 million Reversal of Loss Provision in the second quarter of 1997 when it dissolved certain subsidiaries which were part of TEP's former investment operations.

   Interest Income

     Interest Income decreased in 1999 compared with 1998 due to lower average cash balances during the year.

     TEP's income statement for 1999 and 1998 includes $9.9 million and $9.3 million, respectively, of interest income on the promissory note TEP received from UniSource Energy in exchange for the transfer of its stock in Millennium. See Note 1 of Notes to the Consolidated Financial Statements, Nature of Operations and Summary of
Significant Accounting Policies, Basis of Presentation. On UniSource Energy's income statement, this income is eliminated as an inter-company transaction.

   Income (Losses) from Millennium Energy Businesses

     The Millennium Energy Businesses Segment contributed net income of $10.9 million in 1999, compared with net losses of $8.1 million in 1998 and $5.3 million in 1997. Results for 1999 include $20.8 million from the after-tax gain on sale of NewEnergy and the write-off of certain of Nations Energy's projects. Excluding the NewEnergy gain and the Nations Energy write-offs, the Millennium Energy Businesses Segment would have realized a net loss of $6.1 million in 1999, an improvement in their operating results over 1998 losses of $8.1 million. See Results of Millennium Energy Businesses, below for more information on the results of this business segment.

     Interest Expense

     1999 Compared with 1998

     Total Interest Expense increased in 1999 compared with 1998 as a portion of Capital Lease Expense was reclassified from Operating Expense to Interest Expense due to ceasing to apply FAS 71 to our generation operations. This occurred in the fourth quarter of 1999 as accounting for capital leases changed from the 'levelized method' to the 'interest method'.

     Interest Expense on Long-Term Debt decreased in 1999 from 1998 as TEP redeemed $30 million of its 8.50% First Mortgage Bonds due in 2009 in December 1998. Also contributing to lower Long-Term Debt interest expense were refinancings of higher rate debt in 1998 and lower average interest rates on TEP's variable rate debt obligations. The weighted average interest rate on TEP's tax-exempt variable rate debt obligations was 3.3% in 1999 compared with 3.5% in 1998, excluding letter of credit fees.

     In  November  1999,  Interest Imputed on  Losses  Recorded  at
Present Value was discontinued when we ceased to account for generation operations according to FAS 71. The imputed interest expense relates to the Springerville Unit 1 Allowance and is eliminated going forward because the Springerville Unit 1 Allowance has been offset against the cost basis of the Springerville Unit 1 Lease asset.

     1998 Compared with 1997

     Interest Expense increased in 1998 relative to 1997. Higher letter of credit fees for a new TEP Credit Agreement, as well as higher interest rates from the refinancing of certain variable rate debt obligations with fixed rate debt obligations accounted for a substantial part of the increase. TEP also incurred higher interest expense in 1998 when new bonds were issued and interest expense was accrued for periods up to 75 days before the redemption of old bonds. This increased interest was partially offset by interest income on the funds held prior to the redemption of the old bonds. These refinancings benefit TEP by extending debt maturities and reducing the risk of changes in variable interest rates by refinancing on a fixed rate basis.

     See Investing and Financing Activities, Bond Issuance and Redemption, and Note 6 of Notes to the Consolidated Financial Statements, Long-Term Debt and Capital Lease Obligations.

   Extraordinary Income - Net of Tax

     When TEP ceased applying FAS 71 for its generation operations in November 1999, it recorded $22.6 million of extraordinary net income consisting of the following after-tax items:

   -- $31.4 million in income from recognizing all remaining usable investment tax credit benefits;
   -- $1.9 million of expense from a change in accounting related to certain emission allowance transactions, and
   -- $6.9 million expense true-up from recording generation-related property-tax expense on an accrual basis rather than the regulatory basis.

     TEP recognized the $31.4 million in income from recognition of its remaining usable ITC benefits in 1999. Prior to November 1, 1999, all ITC was recognized as income in Other Income and Deductions as the ITC was amortized to income over the tax life of the property generating the ITC for ACC ratemaking purposes. The recognition of this one-time benefit will reduce future earnings by the amount that would have amortized to income.

See Note 2 of Notes to Consolidated Financial Statements, Regulatory
Matters.


 RESULTS OF MILLENNIUM ENERGY BUSINESSES

     The table below provides a breakdown by subsidiary of the net income and losses recorded by the Millennium Energy Businesses for the three years ended December 31, 1999.


                                          Amounts in $ Millions
----------------------------------------------------------------------
    Subsidiary                       1999       1998       1997
----------------------------------------------------------------------
    AET                               $(1.0)     $(0.3)     $(0.6)
    MEH                                20.9       (9.2)      (4.5)
    Nations Energy                     (9.2)       1.4        0.2
    Other                               0.2        0.0       (0.4)
----------------------------------------------------------------------
    Consolidated Millennium Net
     Income                           $10.9      $(8.1)     $(5.3)
----------------------------------------------------------------------


     AET and Global Solar

     AET's net losses in the period 1997 through 1999 represent ongoing developmental costs at Global Solar. In 1996, AET acquired from ITN a 50% ownership interest in Global Solar. In November 1999, Millennium and ITN entered into an agreement in which Millennium's share of Global Solar will increase to 67%. Small-scale manufacturing of thin-film photovoltaic cells began in 1999 and commercial production is expected in 2000.

     MEH and NewEnergy

     MEH recorded net income in 1999 as a result of the July 1999 sale of its equity investment in NewEnergy to The AES Corporation. MEH received $50 million in consideration from the sale consisting of $27.2 million in AES common stock and secured promissory notes issued by NewEnergy totaling $22.8 million, payable over two years. MEH recognized an after-tax gain of $20.8 million on the transaction. The AES common stock was sold in 1999 at a small gain.

     As part of the sale agreement, AES repaid a $10 million loan NewEnergy obtained from an unrelated party that was guaranteed by UniSource Energy. Previously, UniSource Energy provided guarantees of up to $56 million of certain performance bonds and contractual obligations relating to NewEnergy's purchases and sales of electricity. On October 1, 1999, termination notices were sent on all guarantees and the master surety agreement so that UniSource Energy will not incur any additional liability under these agreements. All obligations incurred prior to the terminations have been extinguished, except for one in the amount of up to $1 million, which is scheduled to expire in March 2000.

     Net losses from MEH's equity investment in NewEnergy were the primary contributors to net losses at Millennium in 1998 and 1997 of $8.1 million and $5.3 million, respectively. NewEnergy's losses in 1998 resulted from:

 --  narrow margins on energy sales;
 -- gross margin that did not yet support administrative costs, including start-up costs associated with expansion into additional regions of the country; and
 -- recognition of one-time losses from adverse sales commitments resulting from contracts made prior to the start of operations.

     NewEnergy's losses in 1997 resulted primarily from start-up costs for business development in anticipation of the opening of the California electricity market to competition in 1998. In addition to amounts recorded as losses from unregulated businesses in 1997, TEP recorded an additional $6.3 million (pre-tax) in consulting expenses related to NewEnergy. These funds were paid to NewEnergy during the first eight months of 1997, prior to the exercise of the option to acquire a 50% interest in NewEnergy.

     MEH originally acquired its 50% ownership in NewEnergy in September 1997 with an $0.8 million capital contribution. In the first quarter of 1999, MEH transferred its ownership in NewEnergy Ventures Southwest (NEV SW) to NewEnergy. In 1999, 1998 and 1997, MEH recorded pre-tax losses related to NewEnergy, including NEV SW, of $1 million, $16 million and $8 million, respectively. These pre-tax losses were approximately 1%, 42% and 13% in 1999, 1998 and 1997, respectively, of UniSource Energy's pre-tax income.

     Because we have no continuing involvement with NewEnergy, other than the collateralized promissory notes from NewEnergy, we do not believe that the results of NewEnergy's operations will affect our continuing operations. At December 31, 1999, the market value of the collateral supporting the promissory notes exceeded the amount of the promissory notes by 57%. The promissory notes represent less than 1% of UniSource Energy's total assets at December 31, 1999.

     Nations Energy

     Nations Energy reported a net loss of $9.2 million in 1999 due to development costs, expenses related to the exercise of an option to invest in a power project in the Czech Republic and the write-off of investments in certain projects. In early 2000, the power project in the Czech Republic was sold for a $3 million pre-tax gain. The net loss from 1999 compares with reported net income of $1.4 million in 1998 resulting from a $5.8 million after-tax gain on the sale of a 48% investment in the partnership which owned and operated the Coors Brewing Company power plant in Golden, Colorado. This gain was largely offset by expenses for new project development in 1998. In 1997, Nations Energy reported a small profit, primarily due to its share of partnership income from its investment in the Coors Brewing Company power plant, which exceeded expenses recorded for new project development.


DIVIDENDS ON COMMON STOCK
-------------------------

   UniSource Energy

     On December 3, 1999 UniSource Energy declared a cash dividend in the amount of $0.08 per share on its common stock. The dividend is payable March 10, 2000 to shareholders of record at the close of business February 15, 2000.

     UniSource Energy's Board of Directors will review our dividend policy on a continuing basis, taking into consideration a number of factors including our results of operations and financial condition, general economic and competitive conditions and the cash flow from our subsidiary companies, TEP and Millennium.

   TEP

     In December 1999 and 1998, TEP declared and paid dividends of $34 million and $30 million, respectively, to UniSource Energy, its sole shareholder. TEP declared the dividends from current year earnings since TEP has an accumulated deficit, rather than positive retained earnings.

     TEP had not paid a dividend since 1989. TEP suspended its dividend in 1989 due to financial difficulties which led to the Financial Restructuring in 1992. After the Financial Restructuring, TEP did not pay a dividend due, in part, to various restrictions in its debt agreements. During 1998, TEP redeemed or exchanged the series of First Mortgage Bonds that contained restrictions and modified restrictions contained in other credit agreements. See Investing and Financing Activities, below.

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of December 31, 1999, the required minimum net worth was $212 million. TEP's actual net worth at December 31, 1999 was $270 million. See Investing and Financing Activities, TEP Bank Credit Agreement, below. As of December 31, 1999, TEP was in compliance with the terms of the Credit Agreement.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of December 31, 1999, TEP's equity ratio on that basis was 19.2%.

     In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings.

   Millennium

     In the third quarter of 1999, Millennium paid a $10 million cash dividend to UniSource Energy. Millennium used some of the proceeds of the sale of AES Corporation common stock received in consideration for the sale of NewEnergy to pay this dividend. We cannot predict, however, the amount or timing of future dividends from Millennium.


INCOME TAX POSITION
-------------------

     At December 31, 1999, UniSource Energy and TEP had, for federal income tax purposes:

  -- $320 million of NOL carryforwards expiring in 2006 through 2009; -- $20 million of unused ITC expiring in 2002 through 2005; and -- $33 million of AMT credit which will carry forward to future years.

     Due to the issuance of common stock to various creditors of
TEP in 1992, a change in TEP ownership was deemed to have occurred for tax purposes in December 1991. As a result, our use of the NOL and ITC generated before 1992 may be limited under the tax code.
The IRS is challenging our calculation of this limitation. See Income Tax Assessments in Note 9 of Notes to Consolidated Financial Statements. At December 31, 1999, pre-1992 federal NOL and ITC carryforwards which are subject to the limitation were approximately $153 million and $20 million, respectively. The $167 million of post-1992 federal NOL at December 31, 1999, is not subject to the limitation.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   CASH FLOWS

     Overview of UniSource Energy Cash Flows and Liquidity

     Net cash flows from operating activities decreased in aggregate by $48 million in 1999 compared with 1998. The decrease was principally due to the transfer of cash to an escrow account related to a tax settlement (see See Note 9 of Notes to Consolidated Financial Statements, Commitments and Contingencies), higher income tax payments and purchases of emission allowance credits.

     Net cash used for investing activities totaled $93 million in 1999 compared with $109 million in 1998. Capital expenditures were $12 million higher in 1999. Other significant investing activities in 1999 included TEP's $27 million purchase of Springerville Unit 1 lease debt and $28 million in proceeds from Millennium's sale of AES Corporation stock received as consideration from the sale of
NewEnergy. In 1998, Nations Energy received $21 million in cash proceeds from the sale of its partnership interest in the Coors Brewing Company power plant and $51 million was invested in or loaned to other Millennium energy businesses. See Investing and Financing Activities, below for a discussion of historical and forecasted construction expenditures and investments in Millennium's energy businesses.

     Net cash used for financing activities totaled $20 million in 1999 compared with $53 million in 1998. In 1999, the major use of cash for financing activities was $24 million to retire capital lease obligations. In 1998 $17 million of capital lease obligations were retired. Also, in 1998 TEP completed several bond issuance transactions and used the proceeds to redeem First Mortgage Bonds . In addition, in December 1998, TEP redeemed $30 million of its 8.50% First Mortgage Bonds due in 2009. See Investing and Financing Activities below.

     As a result of activities described above, cash and cash equivalents increased slightly from the 1998 year-end balance of $145.1 million to the 1999 year-end balance of $145.2 million. Our consolidated cash balance, including cash equivalents, at February 24, 2000, was approximately $112 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     During 2000, UniSource Energy will use cash to fund investments in Millennium's energy businesses and to pay dividends to shareholders. At year-end 1999 UniSource Energy had cash and short term investments of approximately $53 million. We expect our sources of cash to be dividends from our subsidiaries, primarily TEP. Although no specific offerings are currently contemplated, UniSource Energy may also issue debt and/or equity securities from time to time. If cash flows were to fall short of expectation, we would reevaluate the investment requirements of Millennium's energy businesses and/or seek additional financing for or investments in those businesses by unrelated parties.

     TEP Cash Flows and Liquidity

     TEP's net cash flows from operating activities decreased in aggregate by $40 million in 1999 compared with 1998. The decrease was principally due to the transfer of cash to an escrow account related to a tax settlement (see See Note 9 of Notes to Consolidated Financial Statements, Commitments and Contingencies), higher income tax payments and purchases of emission allowance credits.

     Net cash used for investing activities totaled $115 million in 1999 compared with $125 million in 1998. Capital Expenditures were $10 million higher in 1999. Other investing activities for 1999 included the $27 million purchase of Springerville Unit 1 lease debt. In 1998, net cash outflows from investing activities included the transfer of Millennium and its $45.4 million of cash from TEP to UniSource Energy on January 1, 1998. The subsidiaries holding that cash were subsidiaries of TEP at year-end 1997, and became subsidiaries of UniSource Energy on January 1, 1998. See Investing and Financing Activities, below for a discussion of historical and forecasted construction expenditures.

     Net cash used for financing activities totaled $54 million in 1999 compared with $84 million in 1998. In 1999, the major uses of cash for financing activities were a $34 million cash dividend paid by TEP to UniSource Energy in the fourth quarter of 1999 and $24 million to retire capital lease obligations. In 1998 TEP completed several bond issuance transactions and used the proceeds to redeem First Mortgage Bonds that prohibited the payment of dividends. In 1998, TEP paid a $30 million cash dividend to UniSource Energy and $17 million of capital lease obligations were retired. In addition, in December 1998, TEP redeemed $30 million of its 8.50% First Mortgage Bonds due in 2009 to reduce interest expense in future periods. See Investing and Financing Activities below.

     As a result of activities described above, TEP's cash and cash equivalents decreased by $30 million from the 1998 year-end balance of $118 million to the 1999 year-end balance of $88 million. TEP's consolidated cash balance, including cash equivalents, at February 24, 2000, was approximately $65 million.

     After capital expenditures, scheduled debt maturities and payments to retire capital lease obligations, TEP's net cash flows available for other investing and financing activities were $23.7 million in 1999, $81.7 million in 1998, and $40.1 million in 1997. During 2000, TEP expects to generate sufficient internal cash flows to fund its operating activities, capital expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, TEP's cash flows may vary due to changes in wholesale revenues, changes in short-term interest rates, and other factors. If cash flows were to fall short of expectations or if monthly cash requirements temporarily exceeded available cash balances, TEP would borrow from its Revolving Credit Facility.


 INVESTING AND FINANCING ACTIVITIES

   TEP-ELECTRIC UTILITY
   --------------------

   Capital Expenditures

     TEP's capital expenditures for the years 1997 through 1999, along with estimated amounts for the years 2000 through 2004, are shown below:

                             ($ in millions)
              ---------------------------------------
                        Actual              Estimated
              ---------------------------------------
              1997      $ 72        2000     $ 95
              1998        81        2001       96
              1999        91        2002       91
                                    2003       86
                                    2004       74
                               ----------------------
                               TOTAL         $442
                               ----------------------

     The estimated capital expenditures for the five years 2000-2004 break down in the following categories:

  -- $292 million for transmission, distribution and other facilities in the Tucson area;
  -- $64 million in new production facilities. Beginning in 2000 production facilities are considered an unregulated component of our electric utility operations; and
  -- $86 million for existing other production facilities.

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

   Bond Issuance and Redemption

     During 1999, TEP did not issue any new bonds or redeem any existing bonds, other than required sinking fund payments of $1.7 million.

     During 1998, TEP issued $386.9 million in new bonds and redeemed $416.4 million of bonds. TEP achieved the following objectives with this refinancing activity:

    --  extended maturities;
    -- replaced variable rate debt with fixed rate debt; and -- eliminated restrictive covenants contained in existing First
        Mortgage Bonds.

     Bond redemptions during 1998 included all of TEP's First Mortgage Bonds due in 1999, 2001, 2002, and 2003, as well as the $31.9 million of 12.22% First Mortgage Bonds due 2000 not tendered for exchange. By redeeming these bonds, covenants that prohibited the payment of common stock dividends were eliminated. See Dividends on Common Stock.

   TEP Bank Credit Agreement

     TEP has a $441 million Credit Agreement with a number of banks which matures on December 30, 2002. The agreement consists of a $100 million Revolving Credit Facility and a $341 million Letter of Credit Facility. The Revolving Credit Facility is used to provide liquidity for general corporate purposes. The Letter of Credit Facility supports $329 million aggregate principal amount of tax-
exempt variable rate debt. The facilities are secured by $441 million in aggregate principal amount of Second Mortgage Bonds. The Credit Agreement contains several financial covenants, including interest coverage, leverage and net worth tests. As of December 31, 1999, TEP was in compliance with these financial covenants. See Restrictive Covenants below.

     If TEP borrows under the Revolving Credit Facility, the borrowing costs would be at a variable interest rate consisting of a spread over LIBOR or an alternate base rate. The spread is based upon a pricing grid tied to the credit rating on TEP's senior secured debt. Also, TEP pays a commitment fee on the unused portion of the Revolving Credit Facility, and a fee on the Letter of Credit Facility. These fees are also dependent on TEP's credit ratings. At December 31, 1999, the commitment fee was 0.375% per year, and the letter of credit fee (excluding letter of credit fronting fees of 0.125%) was 1.375% per year. In late December 1999 and early January 2000, TEP's bond ratings were upgraded by three credit rating agencies. As a result, on January 3, 2000, the commitment fee decreased to 0.250% per year, and the letter of credit fee (excluding letter of credit fronting fees of 0.125%) decreased to 1.125% per year. TEP had no borrowings outstanding under the Revolving Credit Facility at December 31, 1999 or January 3, 2000.

   Springerville Common Facilities Leases

     The   secured  notes  underlying  the  Springerville   Common
Facilities lease agreement were refunded in December 1999 and replaced by new secured notes. The lease agreement was amended to provide that the new secured notes underlying the lease must be refunded or refinanced by June 30, 2003 to avoid a special event of loss under the lease. If a special event of loss were to occur, TEP would be required to repurchase the facilities for an amount equal to the higher of the stipulated loss value of $125 million or the fair market value of the facilities. Upon such purchase, the lease would be terminated.

     The principal amount of the notes at the refunding date was approximately $70 million. Interest on the new lease notes is currently paid at a variable rate of interest equal to LIBOR plus 2.50%. The secured notes underlying these leases were refinanced in December 1999 to avoid a special event of loss. As a result of refinancing at a higher rate, we recorded an additional $26 million of capital lease obligations and capital lease assets.

   Tax-Exempt Local Furnishing Bonds

     TEP has financed a substantial portion of utility plant assets with industrial development revenue bonds issued by the Industrial Development Authorities of Pima County and Apache County. The interest on these bonds is excluded from gross income of the bond holder for federal tax purposes. This exclusion is allowed because the facilities qualify as "facilities for the local furnishing of electric energy" as defined by the Internal Revenue Code. These bonds are sometimes referred to as "tax-exempt local furnishing bonds." To qualify for this exclusion, the facilities must be part of a system providing electric service to customers within not more than two contiguous counties. TEP provides electric service to retail customers in the City of Tucson and certain other portions of Pima County, Arizona and to Fort Huachuca in contiguous Cochise County, Arizona.

     As of December 31, 1999, TEP had approximately $580 million of tax-exempt local furnishing bonds outstanding. In addition, approximately $98 million of debt related to the Irvington Unit 4 lease obligation was issued as tax-exempt local furnishing bonds. TEP has financed the following facilities, in whole or in part, with the proceeds of tax-exempt local furnishing bonds: Springerville Unit 2, Irvington Unit 4, a dedicated 345-kV transmission line from Springerville Unit 2 to TEP's retail service area (the "Express Line"), and a portion of TEP's local transmission and distribution system in the Tucson metropolitan area. Approximately $325 million in principal amount of such bonds financed Springerville Unit 2 and the Express Line.

     Any of the following events might cause TEP to have to redeem or defease some or all of these bonds:

    --  formation of an RTO or ISO;
    --  transfer of generating assets to a separate subsidiary;
    --  asset divestiture;
    --  changes in tax laws; or
    --  changes in system operations.

As discussed elsewhere in this report, it is likely that an RTO or ISO will be formed in Arizona. In addition, the Settlement Agreement provides that TEP's generating facilities be transferred to a subsidiary by December 31, 2002. However, at the date of this report, no plans relating to the formation or operation of an RTO or ISO, or to the transfer of generating facilities, have been developed to a degree of certainty that would allow a determination as to whether or not either of such actions would cause TEP's local generation, transmission and distribution system to lose its qualification as a local furnishing system. TEP believes that such qualification should not be lost so long as (1) the RTO or ISO would not change the operation of the Express Line or the transmission facilities within TEP's local service area and (2) energy produced by Springerville Unit 2 and by TEP's local generating units continues to be consumed in TEP's local service area. However, there is no assurance that such qualification can be maintained. Any redemption or defeasance of tax-exempt local furnishing bonds would likely require the issuance and sale of higher cost taxable debt securities in the same or a greater principal amount.

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

     At   December  31,  1999,  TEP  had  the  ability  to   issue
approximately $59 million of new First Mortgage Bonds on the basis of property additions, as described above. TEP also had the ability to issue about $476 million of new First Mortgage Bonds on the basis of retired First Mortgage Bonds.

     However, TEP's Credit Agreement allows no more than $411 million of First Mortgage Bonds to be outstanding. There were $277 million of First Mortgage Bonds outstanding at December 31, 1999. Additionally, the Credit Agreement contains certain financial covenants that limit the amount of new debt obligations TEP may issue. See Credit Agreement Covenants below. Currently, TEP has no plans to issue additional First Mortgage Bonds.

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

     At December 31, 1999, TEP had the ability to issue about $579 million of new Second Mortgage Bonds on the basis of net property additions as described above. Also, TEP had the ability to issue approximately $629 million of new Second Mortgage Bonds on the basis of retired bonds. Using an interest rate of 7.5%, the net earnings test would allow such new issuances of Second Mortgage Bonds. These calculations assume that no additional First Mortgage Bonds would be issued other than to refund First Mortgage Bonds outstanding at December 31, 1999. However, issuance of these amounts would be limited by financial covenants in TEP's bank Credit Agreement.

     See Investing and Financing Activities, TEP Bank Credit Agreement and Restrictive Covenants, Credit Agreement Covenants for information regarding the Credit Agreement which is secured by $441 million in aggregate principal amount of Second Mortgage Bonds.

     Credit Agreement Covenants
     --------------------------

     TEP's Credit Agreement contains a number of restrictive covenants including restrictions on additional indebtedness, liens, sale of assets or mergers and sale-leasebacks.

     TEP must also maintain several financial covenants. The table below includes a brief description of each covenant, the requirement and TEP's actual results for the period ended December 31, 1999.


                                            December 31, 1999
                                     -----------------------------
Covenant                             Requirement            Actual
------------------------------------------------------------------

Minimum Consolidated
Tangible Net Worth (equal
to the sum of $133 million
plus 40% of cumulative
Consolidated Net Income
since January 1, 1997)              $212 million        $270 million

Minimum Cash Coverage Ratio
(as defined in TEP's
Credit Agreement)                       1.4                  1.5

Maximum Leverage Ratio                  6.8                  6.3

     See Dividends on Common Stock for a discussion of the effects of such covenants on TEP's ability to declare or pay dividends.

     See Investing and Financing Activities, TEP Bank Credit
Agreement   for  more  information  regarding   the   Credit
Agreement.


   MILLENNIUM--UNREGULATED ENERGY BUSINESSES
   -----------------------------------------

   Sale of NewEnergy, Inc.

     On  July  23,  1999,  MEH sold its  50%  ownership  in
NewEnergy to the AES Corporation (AES).

     MEH sold the AES Corporation common stock received in consideration for the sale of NewEnergy in the third quarter of 1999. Millennium used some of the proceeds from the sale of AES stock to pay a $10 million cash dividend to UniSource Energy. The remaining proceeds from the stock sale as well as other proceeds of the NewEnergy sale were subsequently available for reinvestment in other affiliates.

   Capital Requirements

     The unregulated energy businesses owned by Millennium have historically required significant amounts of capital. During 1999 and in the first quarter of 2000, we have taken the opportunity to realize the value from certain of these more capital intensive investments and focus on emerging energy production and storage technologies. In 1999, Millennium made significant investments in and received distributions from our unregulated energy businesses. These included:

   -- $5 million investment in AET and Global Solar; and -- $28 million cash proceeds from the sale of NewEnergy

     In  January 2000, Nations Energy sold its interest  in
the  project located in the Czech Republic project for a  $3 million pre-tax gain.

     Plans for 2000 and beyond include lower anticipated funding requirements for Nations Energy and increased support of AET and Global Solar. In particular, Millennium has agreed to contribute to Global Solar up to $14 million in additional equity. As of December 31, 1999, Millennium had funded $2 million.

     Our   ability  to  fund  additional  future   capital
requirements of our unregulated business segment will depend to a great extent on the amount and availability of dividends UniSource Energy receives from our primary operating subsidiary, TEP.

   UNISOURCE ENERGY-PARENT COMPANY FINANCING ACTIVITIES
   ----------------------------------------------------

     Promissory Note to TEP

     On January 1, 1998, TEP and UniSource Energy completed a transaction by which all outstanding shares of TEP common stock were exchanged, on a share-for-share basis, for shares of UniSource Energy common stock. Following the share exchange, TEP transferred the stock of Millennium to UniSource Energy in exchange for a $95 million ten-year promissory note from UniSource Energy. The promissory note was issued in accordance with the ACC Order authorizing the formation of the holding company. The interest rate on the note issued to TEP is 9.78%. Interest is payable every two years beginning January 1, 2000. UniSource Energy paid $19 million in interest prior to the due date.

     Investment Plus Plan

     UniSource Energy established a direct stock purchase plan, called the Investment Plus Plan, in the third quarter of 1998. On January 7, 2000, this plan was amended to provide for automatic dividend reinvestment in addition to direct stock purchases. The Investment Plus Plan provides a method of investing directly in our common stock without brokerage commissions or service charges.

     Restrictions on Proceeds of Equity Issuance

     Pursuant to the ACC Holding Company Order as modified by the Settlement Agreement, 30% of the proceeds of any public equity issuance undertaken by UniSource Energy in its first five years of operations must be used to reduce TEP's debt or add to TEP's equity account.


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------

     UniSource Energy and TEP are including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or for UniSource Energy or TEP in this Annual Report on Form 10-K. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are not statements of historical facts. Forward-looking statements may be identified by the use of words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of UniSource Energy or TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, UniSource Energy and TEP disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

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

2. Effects of competition in retail and wholesale energy markets.

3. Changes in economic conditions, demographic patterns and weather conditions in TEP's retail service area.

4. Changes affecting TEP's cost of providing electrical service including changes in fuel costs, generating unit operating performance, interest rates, tax laws, environmental laws, and the general rate of inflation.

5. Changes in governmental policies and regulatory actions with respect to allowed rates of return, financings, and rate structures.

6. Changes  affecting  the  cost  of  competing   energy
   alternatives, including changes in available generating technologies and changes in the cost of natural gas.

7. Changes in accounting principles or the application of such principles to UniSource Energy or TEP.

8. Market  conditions and technological changes affecting
   UniSource Energy's unregulated businesses.


   ITEM  7A.  - QUANTITATIVE AND QUALITATIVE DISCLOSURES
------------------------------------------------------------
   ABOUT MARKET RISK
------------------------------------------------------------

   See  Item  7.  - Management's Discussion and Analysis  of
   Financial  Condition  and Results of Operations,  Factors
   Affecting Results of Operations, Market Risks.

   ITEM  8.  -  CONSOLIDATED  FINANCIAL  STATEMENTS  AND
------------------------------------------------------------
   SUPPLEMENTARY DATA
------------------------------------------------------------

    See  Item  14,  page 88, for a list of the  Consolidated
Financial  Statements which are included  in  the  following
pages.   See  Note  16  of  Notes to Consolidated  Financial
Statements.

INDEPENDENT AUDITORS' REPORT


UniSource Energy Corporation and its Stockholders
Tucson Electric Power Company


We have audited the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows of UniSource Energy Corporation and its subsidiaries (the Company) for the year ended December 31, 1997. We have also audited the accompanying consolidated statements of income, changes in stockholder's equity, and cash flows of Tucson Electric
Power Company and its subsidiaries (TEP) for the year ended December 31, 1997. These financial statements are the responsibility of the Company's and TEP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company and TEP for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Phoenix, Arizona
February 23, 1998 (March 11, 1999 as to information with respect to 1997 in Note 3 and in Note 11)

              Report of Independent Accountants


To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors and Stockholder of Tucson Electric Power Company


In our opinion, the accompanying consolidated balance sheets and statements of capitalization and the related consolidated statements of income, of cash flows, and of changes in stockholders' equity present fairly, in all material respects, the financial position of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company and its subsidiaries (TEP) at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's and TEP's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The consolidated financial statements of the Company and TEP as of December 31, 1997 and for the year then ended were audited by other independent accountants whose report dated February 23, 1998, except as to the information with respect to 1997 in Notes 3 and 11 which is as of March 11, 1999, expressed an unqualified opinion on those statements.



PricewaterhouseCoopers LLP
Los Angeles, California
February 2, 2000

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME              Years Ended December 31,
                                             1999        1998       1997
---------------------------------------------------------------------------
                                               - Thousands of Dollars -
Operating Revenues
 Retail Customers                        $ 632,593    $ 625,407   $ 624,221
 Amortization of MSR Option Gain
  Regulatory Liability                           -            -       8,105
 Sales for Resale                          171,219      143,269      97,567
---------------------------------------------------------------------------
    Total Operating Revenues               803,812      768,676     729,893
---------------------------------------------------------------------------
Operating Expenses
 Fuel and Purchased Power                  286,349      255,527     216,163
 Capital Lease Expense                      85,320      104,045     103,914
 Amortization of Springerville
  Unit 1 Allowance                         (29,098)     (30,522)    (28,037)
 Other Operations                          105,966      109,170     110,132
 Maintenance and Repairs                    36,949       36,143      36,657
 Depreciation and Amortization              92,583       90,358      86,405
 Amortization of Transition Recovery Asset   2,241            -           -
 Taxes Other Than Income Taxes              47,789       50,395      51,339
 Income Taxes                               18,268       18,372      19,297
---------------------------------------------------------------------------
    Total Operating Expenses               646,367      633,488     595,870
---------------------------------------------------------------------------
      Operating Income                     157,445      135,188     134,023
---------------------------------------------------------------------------
Other Income (Deductions)
 Income Taxes                              (12,924)       8,298      41,401
 Reversal of Loss Provision                      -            -      10,154
 Interest Income                             8,856       10,866      11,239
 Gain on the Sale of NewEnergy              34,651            -           -
 Millennium Energy Businesses              (11,276)     (11,884)     (8,182)
 Other Income (Deductions)                   2,988        3,164       1,812
----------------------------------------------------------------------------
    Total Other Income (Deductions)         22,295       10,444      56,424
----------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                             66,836       72,672      66,247
 Interest on Capital Leases                 16,241            -           -
 Interest Imputed on Losses Recorded at
  Present Value                             29,159       34,179      32,657
 Other Interest Expense                     10,994       10,749       7,971
----------------------------------------------------------------------------
    Total Interest Expense                 123,230      117,600     106,875
----------------------------------------------------------------------------
Income Before Extraordinary Item            56,510       28,032      83,572

Extraordinary Income - Net of Tax           22,597            -           -
----------------------------------------------------------------------------
Net Income                               $  79,107    $  28,032   $  83,572
============================================================================
Average Shares of
 Common Stock Outstanding (000)             32,321       32,177      32,138
============================================================================


Basic Earnings Per Share
 Income Before Extraordinary Item            $1.75        $0.87       $2.60
 Extraordinary Income - Net of Tax           $0.70            -           -
 Net Income                                  $2.45        $0.87       $2.60
===========================================================================
Diluted Earnings Per Share
 Income Before Extraordinary Item            $1.74        $0.87       $2.59
 Extraordinary Income - Net of Tax           $0.69            -           -
 Net Income                                  $2.43        $0.87       $2.59
===========================================================================

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Years Ended December 31,
                                                1999      1998      1997
---------------------------------------------------------------------------
                                               - Thousands of Dollars -
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers        $ 680,141 $ 670,793 $ 664,294
  Cash Receipts from Sales for Resale          171,628   142,530    96,569
  Fuel and Purchased Power Costs Paid         (276,351) (241,824) (206,651)
  Wages Paid, Net of Amounts Capitalized       (68,711)  (67,132)  (60,398)
  Payment of Other Operations and
   Maintenance Costs                           (96,998)  (88,538)  (80,216)
  Capital Lease Interest Paid                  (82,421)  (81,823)  (83,019)
  Interest Paid, Net of Amounts Capitalized    (74,881)  (71,272)  (66,625)
  Taxes Paid, Net of Amounts Capitalized       (97,843)  (99,590)  (99,126)
  Tax Assessment and Interest Deposit Paid           -    (2,078)        -
  Contract Termination Fee Paid                      -   (10,000)  (40,000)
  Emission Allowance Inventory Purchases       (13,666)        -   (11,503)
  Emission Allowance Inventory Sales               960    11,368        39
  Interest Received                              9,659    10,149     9,152
  Income Taxes Paid                            (23,593)   (5,113)     (984)
  Transfer of Tax Settlement to
    Escrow Account                             (22,403)        -         -
  Other                                          7,707    (6,537)    4,751
---------------------------------------------------------------------------
    Net Cash Flows - Operating Activities      113,228   160,933   126,283
---------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital Expenditures                         (92,808)  (81,147)  (72,475)
  Purchase of Springerville Lease Debt         (26,768)        -         -
  Investments in and Loans to Millennium
   Energy Businesses                            (7,174)  (50,682)   (7,117)
  Sale of Interest in Millennium Energy
   Businesses                                    4,041    20,750     2,119
  Sale of Securities                            27,516         -         -
  Other Investments - Net                        2,143     2,122       968
---------------------------------------------------------------------------
    Net Cash Flows - Investing Activities      (93,050) (108,957)  (76,505)
---------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt       1,977    99,511    16,928
  Payments to Retire Long-Term Debt             (1,725) (129,472)     (500)
  Payments on Renewable Term Loan                    -         -   (31,000)
  Payments to Retire Capital Lease Obligations (23,602) (17,232) (13,229) Payments for Credit Agreement and Debt
   Issuance Costs                                    -    (7,719)   (7,470)
  Other                                          3,293     1,847     1,458
---------------------------------------------------------------------------
    Net Cash Flows - Financing Activities      (20,057)  (53,065)  (33,813)
---------------------------------------------------------------------------
Net Increase (Decrease) in
 Cash and Cash Equivalents                         121    (1,089)   15,965
Cash and Cash Equivalents, Beginning of Year   145,167   146,256   130,291
---------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year       $ 145,288 $ 145,167 $ 146,256
===========================================================================
See Note 14 for supplemental cash flow information.
See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                         December 31,
                                                       1999        1998
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -

ASSETS
Utility Plant
  Plant in Service                                  $2,301,645  $2,263,871
  Utility Plant Under Capital Leases                   741,446     886,902
  Construction Work in Progress                         96,565      74,050
---------------------------------------------------------------------------
    Total Utility Plant                              3,139,656   3,224,823
  Less Accumulated Depreciation and Amortization    (1,105,371) (1,051,994)
  Less Accumulated Depreciation of Capital Lease
   Assets                                             (304,429)    (85,826)
  Less Springerville Unit 1 Allowance                        -    (171,413)
---------------------------------------------------------------------------
    Total Utility Plant - Net                        1,729,856   1,915,590
---------------------------------------------------------------------------
Investments and Other Property                         114,483     110,289
---------------------------------------------------------------------------
Current Assets
  Cash and Cash Equivalents                            145,288     145,167
  Accounts Receivable                                   67,926      70,915
  Materials and Fuel                                    42,119      37,040
  Deferred Income Taxes - Current                       17,148      14,683
  Prepaid Pension Costs                                 15,818       7,673
  Tax Settlement Deposit                                13,471           -
  Other                                                 31,368      19,164
---------------------------------------------------------------------------
    Total Current Assets                               333,138     294,642
---------------------------------------------------------------------------
Deferred Debits - Regulatory Assets
  Transition Recovery Asset                            370,291           -
  Income Taxes Recoverable Through Future Revenues      79,497     152,111
  Deferred Springerville Generation Costs                    -     102,211
  Deferred Lease Expense                                     -       9,877
  Other Regulatory Assets                                8,639      18,886
Deferred Debits - Other                                 20,351      30,443
---------------------------------------------------------------------------
    Total Deferred Debits                              478,778     313,528
---------------------------------------------------------------------------
Total Assets                                        $2,656,255  $2,634,049
===========================================================================


CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                               $  324,248  $  246,646
  Capital Lease Obligations                            880,427     889,543
  Long-Term Debt                                     1,135,820   1,184,423
---------------------------------------------------------------------------
    Total Capitalization                             2,340,495   2,320,612
---------------------------------------------------------------------------

Current Liabilities
  Current Obligations Under Capital Leases              36,335      11,647
  Current Maturities of Long-Term Debt                  48,603       1,725
  Accounts Payable                                      32,390      32,354
  Interest Accrued                                      66,311      70,771
  Taxes Accrued                                         31,374      27,162
  Accrued Employee Expenses                             10,782      16,947
  Other                                                  8,934       6,741
---------------------------------------------------------------------------
    Total Current Liabilities                          234,729     167,347
---------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    42,526      61,892
  Deferred Investment Tax Credits Regulatory
   Liability                                                 -      10,436
  Emission Allowance Gain Regulatory Liability               -      31,335
  Other                                                 38,505      42,427
---------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities        81,031     146,090
---------------------------------------------------------------------------
Commitments and Contingencies (Note 9)
---------------------------------------------------------------------------
Total Capitalization and Other Liabilities          $2,656,255  $2,634,049
===========================================================================

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                          December 31,
                                                       1999         1998
---------------------------------------------------------------------------
COMMON STOCK EQUITY                                 - Thousands of Dollars -

 Common Stock--No Par Value                         $  641,723  $  640,640
                               1999         1998
                            ----------  ----------
  Shares Authorized         75,000,000  75,000,000
  Shares Outstanding        32,349,091  32,257,963
  Warrants Outstanding       1,492,411   2,984,822
 Accumulated Deficit                                  (317,475)   (393,994)
---------------------------------------------------------------------------
    Total Common Stock Equity                          324,248     246,646
---------------------------------------------------------------------------
PREFERRED STOCK
 No Par Value, 1,000,000 Shares Authorized,
  None Outstanding                                           -           -
---------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
 Springerville Unit 1                                  496,409     494,408
 Springerville Coal Handling Facilities                163,216     166,288
 Springerville Common Facilities                       147,542     123,835
 Irvington Unit 4                                      107,093     114,316
 Other Leases                                            2,502       2,343
---------------------------------------------------------------------------
   Total Capital Lease Obligations                     916,762     901,190
   Less Current Maturities                             (36,335)    (11,647)
---------------------------------------------------------------------------
    Total Long-Term Capital Lease Obligations          880,427     889,543
---------------------------------------------------------------------------
LONG-TERM DEBT
                                         Interest
        Issue              Maturity        Rate
---------------------------------------------------------------------------
 First Mortgage Bonds
  Corporate                  2009          8.50%        27,900      27,900
                             2000         12.22%        46,878      46,878
  Industrial Development
   Revenue Bonds (IDBs)   2006 - 2008 6.10% to 7.50%    61,775      63,500
  First Collateral Trust
   Bonds                     2008          7.50%       140,000     140,000
 Second Mortgage Bonds
  (IDBs)*                 2018 - 2022     Variable**   328,600     328,600
 Unsecured IDBs           2020 - 2033 5.85% to 7.13%   579,270     579,270
---------------------------------------------------------------------------
   Total Stated Principal Amount                     1,184,423   1,186,148
   Less Current Maturities                             (48,603)     (1,725)
---------------------------------------------------------------------------
    Total Long-Term Debt                             1,135,820   1,184,423
---------------------------------------------------------------------------
Total Capitalization                                $2,340,495  $2,320,612
===========================================================================

* These IDBs are backed by LOCs under TEP's Credit Agreement. TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds.
** Weighted average interest rates on variable rate tax-exempt debt (IDBs) ranged from 2.25% to 5.55% during 1999 and 1998, and the average interest rate on such debt was 3.33% in 1999 and 3.51% in 1998.


See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                  Accumulated
                                                      Common       Earnings
                                                      Stock        (Deficit)
-----------------------------------------------------------------------------
                                                     - Thousands of Dollars -

Balances at December 31, 1996                        $638,886      $(505,598)
  1997 Net Income                                           -         83,572
  6,630 Shares Issued under Stock Compensation Plans      108              -
  5,687 Net Shares Purchased by Deferred
   Compensation Trust Less Distributions                  (90)             -
-----------------------------------------------------------------------------
Balances at December 31, 1997                         638,904       (422,026)
  1998 Net Income                                           -         28,032
  116,696 Shares Issued Under Stock
   Compensation Plans                                   1,709              -
  1,833 Net Shares Distributed by Deferred
   Compensation Trust Less Purchases                       27              -
-----------------------------------------------------------------------------
Balances at December 31, 1998                         640,640       (393,994)
  1999 Net Income                                           -         79,107
  Dividends Declared                                        -         (2,588)
  107,567 Shares Issued Under Stock Compensation Plans  1,277              -
  16,439 Net Shares Purchased by Deferred
   Compensation Trust Less Distributions                 (194)             -
-----------------------------------------------------------------------------
Balances at December 31, 1999                        $641,723      $(317,475)
=============================================================================

We describe limitations on our ability to pay dividends in Note 8.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME              Years Ended December 31,
                                             1999        1998       1997
---------------------------------------------------------------------------
                                               - Thousands of Dollars -
Operating Revenues
 Retail Customers                        $ 632,864   $ 625,721   $ 624,221
 Amortization of MSR Option Gain
  Regulatory Liability                           -           -       8,105
 Sales for Resale                          171,219     143,269      97,567
---------------------------------------------------------------------------
    Total Operating Revenues               804,083     768,990     729,893
---------------------------------------------------------------------------
Operating Expenses
 Fuel and Purchased Power                  286,349     255,527     216,163
 Capital Lease Expense                      85,320     104,045     103,914
 Amortization of Springerville
  Unit 1 Allowance                         (29,098)    (30,522)    (28,037)
 Other Operations                          105,966     109,170     110,132
 Maintenance and Repairs                    36,949      36,143      36,657
 Depreciation and Amortization              92,583      90,358      86,405
 Amortization of Transition Recovery Asset   2,241           -           -
 Taxes Other Than Income Taxes              47,789      50,395      51,339
 Income Taxes                               18,268      18,372      19,297
---------------------------------------------------------------------------
    Total Operating Expenses               646,367     633,488     595,870
---------------------------------------------------------------------------
      Operating Income                     157,716     135,502     134,023
---------------------------------------------------------------------------

Other Income (Deductions)
 Income Taxes                               (4,082)        794      41,401
 Reversal of Loss Provision                      -           -      10,154
 Interest Income                             7,935      10,800      11,239
 Interest Income - Note Receivable from
  UniSource Energy                           9,937       9,329           -
 Other Income (Deductions)                   2,602       2,851      (6,370)
---------------------------------------------------------------------------
    Total Other Income (Deductions)         16,392      23,774      56,424
---------------------------------------------------------------------------

Interest Expense
 Long-Term Debt                             66,836      72,672      66,247
 Interest on Capital Leases                 16,241           -           -
 Interest Imputed on Losses Recorded at
  Present Value                             29,159      34,179      32,657
 Other Interest Expense                     10,994      10,749       7,971
---------------------------------------------------------------------------
    Total Interest Expense                 123,230     117,600     106,875
---------------------------------------------------------------------------
Income before Extraordinary Item            50,878      41,676      83,572

Extraordinary Income - Net of Tax           22,597           -           -
---------------------------------------------------------------------------
Net Income                               $  73,475   $  41,676   $  83,572
===========================================================================

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS             Years Ended December 31,
                                                1999      1998      1997
---------------------------------------------------------------------------
                                               - Thousands of Dollars -
Cash Flows from Operating Activities
  Cash Receipts from Retail Customers        $ 680,141 $ 670,793 $ 664,294
  Cash Receipts from Sales for Resale          171,628   142,530    96,569
  Fuel and Purchased Power Costs Paid         (276,351) (241,824) (206,651)
  Wages Paid, Net of Amounts Capitalized       (61,697)  (62,622)  (60,398)
  Payment of Other Operations and
   Maintenance Costs                           (89,020)  (81,065)  (80,216)
  Capital Lease Interest Paid                  (82,414)  (81,823)  (83,019)
  Interest Paid, Net of Amounts Capitalized    (74,862)  (71,272)  (66,625)
  Taxes Paid, Net of Amounts Capitalized       (97,416)  (99,091)  (99,126)
  Tax Assessment and Interest Deposit Paid           -    (2,078)        -
  Contract Termination Fee Paid                      -   (10,000)  (40,000)
  Emission Allowance Inventory Purchases       (13,666)        -   (11,503)
  Emission Allowance Inventory Sales               960    11,368        39
  Interest Received                             26,881     8,517     9,152
  Income Taxes Paid                            (22,156)   (3,883)     (984)
  Transfer of Tax Settlement to Escrow Account (22,403)        -         -
  Other                                            332       937     4,751
---------------------------------------------------------------------------
    Net Cash Flows - Operating Activities      139,957   180,487   126,283
---------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital Expenditures                         (90,940)  (81,011)  (72,475)
  Purchase of Springerville Lease Debt         (26,768)        -         -
  Transfer of Millennium Cash to UniSource
   Energy                                            -   (45,412)        -
  Investments in and Loans to Millennium
   Energy Businesses                                 -         -    (7,117)
  Sale of Interest in Millennium Energy
   Businesses                                        -         -     2,119
  Other Investments - Net                        2,288     1,475       968
---------------------------------------------------------------------------
    Net Cash Flows - Investing Activities     (115,420) (124,948)  (76,505)
---------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long-Term Debt       1,977    99,511    16,928
  Payments to Retire Long-Term Debt             (1,725) (129,472)     (500)
  Payments on Renewable Term Loan                    -         -   (31,000)
  Dividend Paid to UniSource Energy            (34,000)  (30,000)        -
  Payments to Retire Capital Lease Obligations (23,563) (17,232) (13,229) Payments for Credit Agreement and Debt
   Issuance Costs                                    -    (7,719)   (7,470)
  Other                                          2,940     1,353     1,458
---------------------------------------------------------------------------
    Net Cash Flows - Financing Activities      (54,371)  (83,559)  (33,813)
---------------------------------------------------------------------------
Net Increase (Decrease) in
 Cash and Cash Equivalents                     (29,834)  (28,020)   15,965
Cash and Cash Equivalents, Beginning of Year   118,236   146,256   130,291
---------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year       $  88,402 $ 118,236 $ 146,256
===========================================================================
See Note 14 for supplemental cash flow information.
See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                        1999       1998
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -
ASSETS
Utility Plant
  Plant in Service                                  $2,301,645  $2,263,871
  Utility Plant Under Capital Leases                   741,446     886,902
  Construction Work in Progress                         96,565      74,050
---------------------------------------------------------------------------
    Total Utility Plant                              3,139,656   3,224,823
  Less Accumulated Depreciation and Amortization    (1,105,371) (1,051,994)
  Less Accumulated Depreciation of Capital Lease
   Assets                                             (304,429)    (85,826)
  Less Springerville Unit 1 Allowance                        -    (171,413)
---------------------------------------------------------------------------
    Total Utility Plant - Net                        1,729,856   1,915,590
---------------------------------------------------------------------------
Investments and Other Property                          67,838      62,978
---------------------------------------------------------------------------
Note Receivable from UniSource Energy                   70,132      79,462
---------------------------------------------------------------------------
Current Assets
  Cash and Cash Equivalents                             88,402     118,236
  Accounts Receivable                                   70,739      72,239
  Materials and Fuel                                    42,035      36,995
  Deferred Income Taxes - Current                       17,190      14,820
  Prepaid Pension Costs                                 15,818       7,673
  Tax Settlement Deposit                                13,471           -
  Other                                                  6,249       7,067
---------------------------------------------------------------------------
    Total Current Assets                               253,904     257,030
---------------------------------------------------------------------------
Deferred Debits - Regulatory Assets
  Transition Recovery Asset                            370,291           -
  Income Taxes Recoverable Through Future Revenues      79,497     152,111
  Deferred Springerville Generation Costs                    -     102,211
  Deferred Lease Expense                                     -       9,877
  Other Regulatory Assets                                8,639      18,886
Deferred Debits - Other                                 20,351      30,443
---------------------------------------------------------------------------
    Total Deferred Debits                              478,778     313,528
---------------------------------------------------------------------------
Total Assets                                        $2,600,508  $2,628,588
===========================================================================


CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                               $  270,134   $  229,861
  Capital Lease Obligations                            880,111      889,543
  Long-Term Debt                                     1,135,820    1,184,423
----------------------------------------------------------------------------
    Total Capitalization                             2,286,065    2,303,827
----------------------------------------------------------------------------

Current Liabilities
  Current Obligations Under Capital Leases              36,263       11,647
  Current Maturities of Long-Term Debt                  48,603        1,725
  Accounts Payable                                      41,277       35,517
  Interest Accrued                                      66,311       70,771
  Taxes Accrued                                         27,738       27,088
  Accrued Employee Expenses                             10,591       16,635
  Other                                                  6,285        6,705
----------------------------------------------------------------------------
    Total Current Liabilities                          237,068      170,088
----------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    38,913       70,504
  Deferred Investment Tax Credits Regulatory Liability       -       10,436
  Emission Allowance Gain Regulatory Liability               -       31,335
  Other                                                 38,462       42,398
----------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities        77,375      154,673
----------------------------------------------------------------------------
Commitments and Contingencies (Note 9)
----------------------------------------------------------------------------
Total Capitalization and Other Liabilities          $2,600,508   $2,628,588
================================================================+===========

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                          December 31,
                                                        1999      1998
---------------------------------------------------------------------------
COMMON STOCK EQUITY                                 - Thousands of Dollars -

 Common Stock--No Par Value                         $  647,366   $  646,568
                               1999         1998
                            ----------   ----------
  Shares Authorized         75,000,000   75,000,000
  Shares Outstanding****    32,139,434   32,139,434
  Warrants Outstanding***      918,445      918,445
 Capital Stock Expense                                  (6,357)      (6,357)
 Accumulated Deficit                                  (370,875)    (410,350)
---------------------------------------------------------------------------
    Total Common Stock Equity                          270,134      229,861
---------------------------------------------------------------------------
PREFERRED STOCK
 No Par Value, 1,000,000 Shares Authorized,
  None Outstanding                                           -            -
---------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
 Springerville Unit 1                                  496,409      494,408
 Springerville Coal Handling Facilities                163,216      166,288
 Springerville Common Facilities                       147,542      123,835
 Irvington Unit 4                                      107,093      114,316
 Other Leases                                            2,114        2,343
---------------------------------------------------------------------------
   Total Capital Lease Obligations                     916,374      901,190
   Less Current Maturities                             (36,263)     (11,647)
---------------------------------------------------------------------------
    Total Long-Term Capital Lease Obligations          880,111      889,543
---------------------------------------------------------------------------
LONG-TERM DEBT
                                         Interest
        Issue              Maturity        Rate
---------------------------------------------------------------------------
 First Mortgage Bonds
  Corporate                  2009          8.50%        27,900       27,900
                             2000         12.22%        46,878       46,878
 Industrial Development
  Revenue Bonds (IDBs)   2006 - 2008 6.10% to 7.50%     61,775       63,500
 First Collateral Trust
  Bonds                      2008          7.50%       140,000      140,000
 Second Mortgage Bonds
  IDBs*                  2018 - 2022     Variable**    328,600      328,600
 Unsecured IDBs          2020 - 2033  5.85% to 7.13%   579,270      579,270
---------------------------------------------------------------------------
   Total Stated Principal Amount                     1,184,423    1,186,148
   Less Current Maturities                             (48,603)     (1,725)
---------------------------------------------------------------------------
    Total Long-Term Debt                             1,135,820    1,184,423
---------------------------------------------------------------------------
Total Capitalization                                $2,286,065   $2,303,827
============================================================================

* These IDBs are backed by LOCs under TEP's Credit Agreement. TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds.

** Weighted average interest rates on variable rate tax-exempt debt (IDBs) ranged from 2.25% to 5.55% during 1999 and 1998, and the average interest rate on such debt was 3.33% in 1999 and 3.51% in 1998.

*** There are 4.6 million outstanding TEP warrants which entitle the holders of five warrants to purchase one share of TEP common stock for $16.00. See
Note 12.

**** UniSource Energy is the sole holder of the outstanding common stock of TEP.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                                      Capital  Accumulated
                                            Common     Stock    Earnings
                                            Stock      Expense  (Deficit)
---------------------------------------------------------------------------
                                                - Thousands of Dollars -

Balances at December 31, 1996             $645,243    $(6,357)   $(505,598)
  1997 Net Income                                -          -       83,572
  6,630 Shares Issued under Stock
   Compensation Plans                          108          -            -
  5,687 Net Shares Purchased by Deferred
   Compensation Trust Less Distributions       (90)         -            -
---------------------------------------------------------------------------
Balances at December 31, 1997              645,261     (6,357)    (422,026)
  1998 Net Income                                -          -       41,676
  Dividend Paid to UniSource Energy              -          -      (30,000)
  22,733 Shares Held by Deferred
   Compensation Trust Transferred to
    UniSource Energy                           373          -            -
  Other                                        934          -            -
---------------------------------------------------------------------------
Balances at December 31, 1998              646,568     (6,357)    (410,350)
  1999 Net Income                                -          -       73,475
  Dividend Paid to UniSource Energy              -          -      (34,000)
  Other                                        798          -            -
---------------------------------------------------------------------------
Balances at December 31, 1999             $647,366    $(6,357)   $(370,875)
===========================================================================

We describe limitations on our ability to pay dividends in Note 8.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

  NATURE OF OPERATIONS

     UniSource Energy Corporation (UniSource Energy) is an exempt holding company under the Public Utility Holding Company Act. UniSource Energy has no significant operations of its own, but holds the stock of Tucson Electric Power Company (TEP) and Millennium Energy Holdings, Inc. (Millennium). TEP, a regulated public utility incorporated in Arizona since 1963, is UniSource Energy's largest operating subsidiary and represents substantially all of UniSource Energy's assets. Millennium holds the energy-related businesses described in Note 4.

     TEP generates, transmits and distributes electricity. TEP serves retail customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the Western United States. Approximately 60% of TEP's work force is subject to a collective bargaining unit. The collective bargaining agreement in place at December 31, 1999 terminates on January 6, 2003.

  BASIS OF PRESENTATION

     On January 1, 1998, TEP and UniSource Energy completed a transaction by exchanging all the outstanding common stock of TEP on a share-for-share basis for the common stock of UniSource Energy. Following the share exchange, in January 1998 TEP transferred the stock of Millennium to UniSource Energy for a $95 million ten-year promissory note from UniSource Energy. Approximately $25 million of this note represents a gain to TEP. TEP has not recorded this gain. Instead, this gain will be reflected as an increase in TEP's common stock equity when UniSource Energy pays the principal portion of the note. In accordance with the ACC order authorizing the formation of the holding company, the note bears interest at 9.78% payable every two years beginning
January 1, 2000.   In 1999, UniSource Energy paid TEP $19 million for the
interest owed under this note.

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

 - The Equity Method: We use the equity method to report corporate joint ventures, partnerships, and affiliated companies when we hold a 20% to 50% voting interest or we have the ability to exercise significant influence over the operating and financial policies of the investee company. Under the equity method, we report:

    -- Our interest in the equity of an entity as an investment on our balance sheet; and
    -- Our percentage share of the net income (loss) from the entity as "other income" in our income statements.

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

  REGULATION

     The Arizona Corporation Commission (ACC) and the Federal Energy Regulatory Commission (FERC) regulate portions of TEP's utility accounting practices and electricity rates. TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. These effects are described in Note 2.

  TEP UTILITY PLANT

     We report TEP's utility plant on our balance sheets at its original cost. Utility plant includes:

 - Material and labor,
 - Contractor costs,
 - Construction overhead costs (where applicable), and
 - An Allowance for Funds Used During Construction (AFUDC) or capitalized interest.

   AFUDC reflects the cost of financing construction projects with borrowed funds and equity funds. The component of AFUDC attributable to borrowed funds is included as a reduction of Other Interest Expense on the income statement. The equity component is included in Other Income (Deductions). In 1999, 1998 and 1997, we imputed the cost of capital on construction expenditures at 7.04%, 6.30% and 5.55%, respectively, to reflect the cost of using borrowed and equity funds to finance construction.

   Upon discontinuance of FAS 71 to our generation operations effective November 1, 1999, as described in Note 2, we complied with Statement of Financial Accounting Standard No. 34, "Capitalization of Interest Cost". FAS 34 replaces the previous AFUDC calculation for generation-related construction projects and provides guidance on calculating the costs during construction of debt funds used to finance our construction projects.

  Depreciation

     We compute depreciation for owned utility plant on a straight-line basis at rates based on the economic lives of the assets. These rates are authorized by the ACC and averaged 3.68%, 3.53% and 3.44% in 1999, 1998 and 1997, respectively. The economic lives for generation plant are based on remaining lives. The economic lives for transmission plant, distribution plant, general plant and intangible plant are based on average lives. The rates also reflect estimated removal costs, net of estimated salvage value. Minor replacements and repairs are expensed as incurred. Retirements of utility plant, together with removal costs less salvage, are charged to accumulated depreciation.

  TEP UTILITY PLANT UNDER CAPITAL LEASES

     TEP financed the following generation assets with leases:

 - Springerville Common Facilities,
 - Springerville Unit 1,
 - Springerville Coal Handling Facilities, and
 - Irvington Unit 4.

     Under GAAP, these leases qualify as capital leases. However, for ACC rate-making purposes, these leases have been treated as operating leases with recovery as if rent payments were made in equal amounts annually during the lease term. We recorded lease expense (interest and depreciation) on a basis which reflected the rate-making treatment for periods prior to November 1, 1999, the date our generation operations became deregulated. We deferred the differences between GAAP capital lease accounting used by unregulated companies and the ACC rate-making method used by us prior to November 1, 1999. See Deferred Lease Expense and Income Statement Impact of Applying FAS 71 in
Note 2.  We describe the lease terms in Capital Lease Obligations in Note 6.

     The following table shows the amount of lease expense incurred for these four leases and TEP's remaining generation-related leases.

                                                    Years Ended December 31,
                                                      1999     1998    1997
     -----------------------------------------------------------------------
                                                     - Millions of Dollars -
     Lease Expense:
       Interest                                      $  94    $  96   $  95
       Depreciation                                     22       18      17
     -----------------------------------------------------------------------
        Total Lease Expense                          $ 116    $ 114   $ 112
     =======================================================================

     Lease Expense Included In:
       Operating Expenses - Fuel and
        Purchased Power                              $  10    $  10   $  10
       Operating Expenses - Capital Lease
        Expense                                         85      104     104
       Operating Expenses - Depreciation and
        Amortization                                     5        -       -
       Interest Expense on Capital Leases               16        -       -
       Balance Sheet - Deferred Lease Expense
       (See Note 2)                                      -        -      (2)
     -----------------------------------------------------------------------
        Total Lease Expense                          $ 116    $ 114   $ 112
     =======================================================================

  LONG-TERM DEBT

     We defer all costs related to the issuance of long-term debt. These costs include underwriters' commissions, discounts or premiums, and other costs such as legal, accounting and regulatory fees and printing costs. We amortize these costs over the life of the debt.

     Prior to November 1, 1999, gains and losses on debt that we retired before maturity were amortized over the remaining original life of the debt to interest expense. Effective November 1, 1999, we recognize gains and losses on reacquired debt associated with the generation portion of TEP's operations as incurred. We reclassified any remaining generation-related unamortized gains and losses on reacquired debt at November 1, 1999, which had been included in Other Regulatory Assets in our balance sheets, to the Transition Recovery Asset. See Note 2. We continue to defer and amortize the gains and losses on reacquired debt associated with TEP's regulated operations to interest income or expense over the remaining life of the original debt.

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

     See Note 2 for discussion of the following income tax items:

 - Income Taxes Recoverable Through Future Revenues
 - Deferred Investment Tax Credits Regulatory Liability

     The income tax benefits included in Other Income (Deductions) in the 1997 income statements primarily resulted from the recognition of a portion of the net operating loss carryforwards. See Note 10.

     We allocate income taxes to the subsidiaries based on their taxable income and deductions used in the consolidated tax return.

  EMISSION ALLOWANCES

     Emission Allowances are issued by the EPA and each permits emission of one ton of sulfur dioxide. These allowances can be sold. Prior to November 1, 1999, based on expected future regulatory treatment, TEP recorded Emission Allowance purchases in a noncurrent inventory account included in Investments and Other Property on the balance sheets. Emission allowance inventory was recorded at weighted average cost. Gains on sales of Emission Allowances were deferred as an Emission Allowance Gain Regulatory Liability in the balance sheets. At November 1, 1999, the Emission Allowance inventory account and the Emission Allowance Gain Regulatory Liability were written off and the result was included in Extraordinary Income in the income statements in accordance with the provisions of FAS 101. See Note 2.

  NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. This Statement requires all derivative instruments to be recognized as either assets or liabilities in the balance sheet. Some derivative instruments offset, or hedge, exposure to a specific risk. If the derivative is not a hedging instrument, measurement is at fair value and changes in fair value (i.e., gains and losses) are recognized in earnings in the period of change. If a derivative qualifies as a hedge, the accounting for changes in fair value will depend on the specific exposure being hedged. We are required to comply with FAS 133 effective January 1, 2001. We are still in the process of quantifying the effect, if any, that compliance with FAS 133 will have on our financial statements.

     In November 1998, the Emerging Issues Task Force issued guidance on accounting for energy trading activities (EITF 98-10). Energy trading activities are intended to generate profits from changes in the market prices for energy-related commodities such as electricity, natural gas and coal. These activities include certain purchase power and transmission contracts. This guidance would require us to measure the difference between cost and market value for our energy contracts and include any resulting gains or losses in earnings. TEP does purchase and sell electricity but does not engage in the type of activities defined in EITF 98-10 as energy trading. Therefore compliance with the guidance in EITF 98-10 had no effect on our financial statements.

  RECLASSIFICATIONS

     We have made reclassifications to the prior year financial statements for comparative purposes. These reclassifications had no effect on net income.


NOTE 2. REGULATORY MATTERS
--------------------------

     TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not allow TEP to currently charge its customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP defer these items and show them as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items as expense to the income statement as those charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement.

     The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

 - an independent regulator sets rates;
 - the regulator sets the rates to cover specific costs of delivering service;
and
 - the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

     The financial statement impact of applying FAS 71 changed between 1998 and 1999 due to a change in the way we are regulated. The following sections of this note explain the chronology of events and the impact on our financial statements.

  REGULATORY ASSETS AND LIABILITIES AT DECEMBER 31, 1998

     TEP applied FAS 71 to the generation, transmission and distribution portions of its business during 1998. The regulatory assets and liabilities at December 31, 1998 were:

  --------------------------------------------------------------
                                         - Millions of Dollars -
  Regulatory Assets
    Income Taxes Recoverable Through Future Revenues      $ 152
    Deferred Springerville Generation Costs                 102
    Deferred Lease Expense                                   10
    Other Regulatory Assets                                  19
    Springerville Unit 1 Allowance-contra-asset            (171)
  --------------------------------------------------------------
      Total Regulatory Assets                             $ 112
  ==============================================================

  Regulatory Liabilities
    Deferred Investment Tax Credits Regulatory Liability  $  10
    Emission Allowance Gain Regulatory Liability             31
  --------------------------------------------------------------
      Total Regulatory Liabilities                        $  41
  ==============================================================

A description of these assets and liabilities follows:

Income Taxes Recoverable Through Future Revenues: Represents the portion of the total deferred income tax liability attributable to our utility business for which we have not charged our customers. This balance was amortized as the temporary differences reversed. Effective November 1, 1999, the generation-related portion of this balance became part of the Transition Recovery Asset.

Deferred Springerville Generation Costs: Represents deferred costs related to Springerville Generating Station operations, including:

 - Springerville Common Facilities costs incurred between the in-service dates of Springerville Unit 1 and Springerville Unit 2. We were amortizing these costs over the initial term of the Common Facilities Leases (2017 and 2021);

 - Fees incurred in 1997 to renegotiate the Springerville coal supply contract. These fees were being amortized over the life of the new contract
(2010); and

 - Non-fuel costs of Springerville Unit 2 incurred from January 1, 1991 through October 14, 1991 which were amortized over a three-year period from 1996 through 1999.

Deferred Lease Expense: Represents differences which arose as a result of the ACC's regulatory treatment of TEP's capital leases. The ACC treated these leases as operating leases for ratemaking purposes, resulting in deferral of certain lease and interest costs.

Springerville Unit 1 Allowance: This allowance represents the portion of Springerville Unit 1 non-fuel expenses that the ACC did not allow TEP to recover through retail rates. The allowance, a contra-asset account, increased by interest expense which was shown as Interest Imputed on Losses Recorded at Present Value in the Interest Expense section in the income statements and decreased by the Amortization of Springerville Unit 1 Allowance, which was a contra-expense included in Operating Expenses.

At November 1, 1999, the unamortized balance of the Springerville Unit 1 Allowance reduced the Springerville Unit 1 capital lease asset amount. This offset reduces the amount of post-FAS 71 Springerville Unit 1 lease depreciation expense that will be recognized in the income statements and eliminates any further interest and amortization expense related to the Springerville Unit 1 Allowance.

Deferred Investment Tax Credits Regulatory Liability: Represents the deferred benefit relating to ITC claimed on tax returns. This amount was being amortized over the tax lives of the related property.

Emission Allowance Gain Regulatory Liability: Represents the net deferred gain on emission allowance sales. These gains would have been amortized as the related emission allowances were used.

  NOVEMBER 1999 ACC APPROVAL OF SETTLEMENT AGREEMENT

    The Settlement Agreement

     In November 1999, the ACC approved a Settlement Agreement between TEP and certain customer groups relating to recovery of TEP's transition costs and standard retail rates. The major provisions of the Settlement Agreement include:

 - Consumer choice: Consumer choice for energy supply was approved to begin in January 2000 after the approval by the ACC of certain filings, and will be phased in as required by the ACC's retail competition rules. Initially, over 20 percent of TEP's retail customers are eligible to choose competitive energy suppliers. By January 1, 2001, consumer choice will be available to all customers.

 - Rate freeze: In accordance with the Rate Settlement approved by the ACC in 1998, TEP decreased rates to retail customers by 1.1% on July 1, 1998, 1% on July 1, 1999 and will decrease rates an additional 1% on July 1, 2000. These reductions apply to all retail customers except for certain customers that have negotiated non-standard rates. The Settlement Agreement provides that, after these reductions, TEP's retail rates will be frozen until December 31, 2008, except under certain circumstances. TEP expects to recover the costs of transmission and distribution under regulated unbundled rates.

 - Recovery of transition costs: TEP's frozen rates include Fixed and Floating Competition Transition Charge (CTC) components which are designated for the recovery of transition costs, including generation-related regulatory assets and a portion of TEP's generation plant assets. Retail rates will decrease by the Fixed CTC amount after TEP has recovered $450 million or on December 31, 2008, whichever occurs first. The Floating CTC will allow TEP to recover stranded costs not collected through the Fixed CTC and will terminate no later than December 31, 2008.

 - By June 1, 2004, TEP will be required to file a general rate case including an updated cost-of-service study. Any rate change resulting from this rate case would be effective no sooner than June 1, 2005 and would not result in a net rate increase.

     In accordance with the Settlement Agreement, TEP will transfer its generation and other competitive assets to a wholly-owned subsidiary by December 31, 2002. TEP, as a utility distribution company, will acquire energy in the wholesale market for its retail customer energy requirements through a competitive bidding process. Under the ACC's electric competition rules, TEP will be required to provide energy to any distribution customer who does not choose another energy service provider. TEP's generation subsidiary will sell energy into the wholesale market.

    Accounting Implications

     In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board concluded that application of FAS 71 should be discontinued once sufficiently detailed deregulation guidance is issued for a separable portion of a business. However, a company may continue to recognize regulatory assets formerly associated with the deregulated portion of the business, to the extent the transition plan provides for their recovery through the regulated transmission and distribution portion of the business.

     Effective November 1, 1999, we stopped applying FAS 71 to our generation operations because the Settlement provided sufficient details regarding the deregulation of TEP's generation operations. As a result, we changed the effects of rate regulation that we had reflected in our financial statements as a result of applying FAS 71 to our generation operations. This included:

 - Increasing accumulated capital lease depreciation by $197 million to reflect the depreciation that would have accumulated had we not applied FAS 71;

 - Reclassifying $175 million of generation-related regulatory assets to the Transition Recovery Asset, a distribution-related regulatory asset, because we believe we will recover these assets through the Fixed CTC component of our standard rates in our distribution business; and

 - Recording $23 million of extraordinary income for balances that needed to be eliminated to reflect discontinuance of FAS 71 but that could not be reclassified as part of the Transition Recovery Asset.

The Transition Recovery Asset and extraordinary income recorded as a result of the discontinuation of application of FAS 71 are summarized below.

  Transition Recovery Asset

     As of November 1, 1999, we recorded a Transition Recovery Asset as follows:

  ----------------------------------------------------------------------------
                                                         -Millions of Dollars-
  Generation-Related Regulatory Assets
    Capital Lease Deprecation Adjustment                                $ 197
    Deferred Springerville Generation Costs                                95
    Income Taxes Recoverable Through Future Revenues                       65
    Other                                                                  15
  ----------------------------------------------------------------------------
  Total Reclassified to Transition Recovery Asset on the Balance Sheet    372
  Generation-Related Plant Assets                                          42
  Excess Capacity Deferrals (Off Balance Sheet)                            36
  ----------------------------------------------------------------------------
       Total Transition Costs Being Recovered Through the Fixed CTC     $ 450
  ============================================================================

     The Generation-Related Plant Assets are included in Plant in Service on the balance sheet. The Excess Capacity Deferrals are not reflected on our balance sheet and relate to operating and capital costs associated with Springerville Unit 2 capacity which were previously expensed when incurred. Prior to discontinuation of application of FAS 71, these costs were amortized as an off-balance sheet regulatory asset.

     During the period from November 1, 1999 through December 31, 1999, we recognized total amortization of $2.4 million related to the Total Transition Costs Being Recovered Through the Fixed CTC. On the income statement, we reflected amortization of $2.2 million related to the Transition Recovery Asset recorded on the balance sheet. The remaining balance will be amortized as costs are recovered through rates.

    Extraordinary Income

     As a result of the discontinuance of FAS 71 and the adoption of FAS 101 for generation operations, we recognized $23 million in extraordinary income, net of tax, primarily as a result of recognition of deferred investment tax credits. In accordance with previous actions of the ACC, TEP had deferred recognition of the benefit of approximately $31 million in investment tax credits. These benefits were recognized as part of the discontinuation of FAS 71 as we no longer had a regulatory deferral requirement. This gain was partially offset by approximately $14 million in generation-related costs for which TEP did not receive regulatory recovery as part of its Transition Recovery Asset. These costs included approximately $11 million of generation-related property taxes and approximately $3 million of net deferred losses related to the sale of emission allowances. We recorded a net tax benefit of $6 million related to the write-off of these costs.

  REGULATORY ASSETS AT DECEMBER 31, 1999

     These various accounting adjustments leave the balances of regulatory assets at December 31, 1999 as noted in the table below. There are no remaining regulatory liabilities recorded on the balance sheet at December 31, 1999. All of the remaining regulatory assets relate to TEP's distribution and transmission business.

  -----------------------------------------------------------------
                                            - Millions of Dollars -
  Regulatory Assets
    Transition Recovery Asset                                $ 370
    Income Taxes Recoverable Through Future Revenues            79
    Other Regulatory Assets                                      9
  -----------------------------------------------------------------
      Total Regulatory Assets                                $ 458
  =================================================================

  INCOME STATEMENT IMPACT OF APPLYING FAS 71

     The amortization of the regulatory assets and liabilities discussed in the previous sections of this note have had the following effect on our income statements:

                                                      Years Ended December 31,
                                                        1999    1998    1997
  ----------------------------------------------------------------------------
                                                      - Millions of Dollars -
  Revenues
    Amortization of MSR Option Gain Regulatory Liability $  -    $  -    $  8

  Operating Expenses
    Fuel and Purchased Power                                4       4       3
    Amortization of Springerville Unit 1 Allowance        (29)    (31)    (28)
    Depreciation and Amortization                           5      13      13
    Amortization of Transition Recovery Asset               2       -       -
    Income Taxes: Income Taxes Recoverable Through Future
      Revenues-Tax Depreciation Differences (Flow Through)  5       4       -

  Other Income (Deductions)
    Income Taxes: Investment Tax Credit Amortization        2       5       3

  Interest Expense
    Long-Term Debt                                          3       2       1
    Interest Imputed on Losses Recorded at Present Value   29      34      33
  ----------------------------------------------------------------------------

     If TEP had not applied FAS 71 in these years, the above amounts would have been reflected in the income statements in prior periods, except for the amortization and interest expense related to the MSR Option Gain Regulatory Liability. These MSR amounts would not have been recorded. The above table does not include capital lease expense. Capital lease expense would have been recognized at different annual amounts if TEP had not applied FAS 71 although the total would be the same over the life of the leases. Lease expense included on our income statements amounted to $116 million in 1999 and $114 million in 1998 and 1997. If we had not applied FAS 71, the Springerville Unit 1 Allowance would have been offset against the Springerville Unit 1 capital lease asset and the depreciation would have been calculated on a straight-line method. Our lease expense would have been $124 million in 1999 and $125 million in 1998 and in 1997 if we had not applied FAS 71 in these years. See Deferred Lease Expense above.

     The reclassification of our generation-related regulatory assets to the Transition Recovery Asset shortened the amortization period for these assets to nine years.

  FUTURE IMPLICATIONS OF CEASING TO APPLY FAS 71 TO OUR REGULATED BUSINESS

     We continue to apply FAS 71 for the distribution and transmission portions of TEP's business, our regulated operations. We periodically assess whether we can continue to apply FAS 71. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as a charge in our income statement. Based on the balances of TEP's regulatory assets at December 31, 1999, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded an extraordinary loss of approximately $275 million, net of the related income tax benefit of $183 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.


NOTE 3.  SEGMENT AND RELATED INFORMATION
----------------------------------------

     In 1998, we began complying with Statement of Financial Accounting Standards No.131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information, which requires that we report financial and descriptive information about our operating segments. These segments are determined based on the way we organize our operations and evaluate performance. UniSource Energy's principal business segment is TEP, an electric utility business. The other reportable business segment is the unregulated energy businesses of
Millennium:

 - Advanced Energy Technologies, Inc. (AET) which currently owns 50 percent of Global Solar Energy, L.L.C., a developer and manufacturer of photovoltaic materials. In November 1999, Millennium entered into an agreement whereby Millennium's share of Global Solar will increase to 67%. See Note 4 regarding this agreement;

 - Nations Energy Corporation (Nations) which is an independent power developer; and

 - MEH Corporation (MEH) which held a 50 percent interest in NewEnergy, Inc. (NewEnergy), an energy buyer representative. See Note 4 regarding the sale of our interest in NewEnergy.

As discussed in Note 1, we record our percentage share of the earnings of affiliated companies when we hold a 20% to 50% voting interest. Our portion of the net income (loss) of the entities held by Millennium's Energy Businesses is shown below in Net Income (Loss) from Equity Method Entities.

     See Note 4 for more information on Millennium Energy Businesses. Intersegment revenues are not material. The accounting policies of the segments are described in Note 1. We disclose selected financial data for our business segments in the following tables:


                                     Segments
                                -------------------
                                                                   UniSource
                                                     Reconciling     Energy
1999                               TEP   Millennium  Adjustments  Consolidated
------------------------------------------------------------------------------
                                                 - Millions of Dollars -
Income Statement
----------------
 Operating Revenues             $  804      $   11       $ (11)      $   804
------------------------------------------------------------------------------
 Net Income (Loss) from
   Equity Method Entities*           -          (4)          -            (4)
------------------------------------------------------------------------------
 Interest Income                    18           2         (11)            9
------------------------------------------------------------------------------
 Gain on the Sale of NewEnergy       -          35           -            35
------------------------------------------------------------------------------
 Interest Expense                  123           -           -           123
------------------------------------------------------------------------------
 Depreciation and Amortization      93           -           -            93
------------------------------------------------------------------------------
 Income Tax (Benefit) Expense       22          12          (3)           31
 -----------------------------------------------------------------------------
 Extraordinary Income - Net of Tax  23           -           -            23
 -----------------------------------------------------------------------------
 Net Income (Loss)                  73          11          (5)           79
------------------------------------------------------------------------------

Cash Flow Statement
-------------------
 Capital Expenditures              (91)         (2)          -           (93)
------------------------------------------------------------------------------
 Investments in and Loans to
   Millennium Energy Businesses      -          (7)          -            (7)
------------------------------------------------------------------------------

Balance Sheet
-------------
 Total Assets                    2,601         100         (45)        2,656
------------------------------------------------------------------------------
 Millennium's Investment in
   Equity Method Joint Ventures      -          15           -            15
------------------------------------------------------------------------------





                                      Segments
                                -------------------
                                                                   UniSource
                                                     Reconciling     Energy
1998                               TEP   Millennium  Adjustments  Consolidated
------------------------------------------------------------------------------
                                                 - Millions of Dollars -

Income Statement
----------------
 Operating Revenues             $  769      $    2       $  (2)       $  769
------------------------------------------------------------------------------
 Net Income (Loss) from
   Equity Method Entities*:          -         (14)          -           (14)
------------------------------------------------------------------------------
 Interest Income                    20           3         (12)           11
------------------------------------------------------------------------------
 Interest Expense                  118           -           -           118
------------------------------------------------------------------------------
 Depreciation and Amortization      90           -           -            90
------------------------------------------------------------------------------
 Income Tax (Benefit) Expense       17          (4)         (3)           10
------------------------------------------------------------------------------
 Net Income (Loss)                  42          (8)         (6)           28
------------------------------------------------------------------------------

Cash Flow Statement
-------------------
 Capital Expenditures              (81)          -           -           (81)
------------------------------------------------------------------------------
 Investments in and Loans to
   Millennium Energy Businesses      -         (51)          -           (51)
------------------------------------------------------------------------------

Balance Sheet
-------------
 Total Assets                    2,629          74         (69)        2,634
------------------------------------------------------------------------------
 Millennium's Investment in
   Equity Method Joint Ventures      -          24           -            24
------------------------------------------------------------------------------

                                     Segments
                                -------------------
                                                                   UniSource
                                                     Reconciling     Energy
1997                               TEP   Millennium  Adjustments  Consolidated
------------------------------------------------------------------------------
                                                - Millions of Dollars -

Income Statement
----------------
 Operating Revenues             $  730       $   1      $   (1)       $  730
------------------------------------------------------------------------------
 Net Income (Loss) from
   Equity Method Entities*           -          (4)          -            (4)
------------------------------------------------------------------------------
 Interest Income                    11           1          (1)           11
------------------------------------------------------------------------------
 Interest Expense                  107           -           -           107
------------------------------------------------------------------------------
 Depreciation and Amortization      86           -           -            86
------------------------------------------------------------------------------
 Income Tax (Benefit) Expense      (19)         (3)          -           (22)
------------------------------------------------------------------------------
 Net Income (Loss)                  89          (5)          -            84
------------------------------------------------------------------------------

Cash Flow Statement
-------------------
 Capital Expenditures              (72)          -           -           (72)
------------------------------------------------------------------------------
 Investments in and Loans to
   Millennium Energy Businesses      -          (7)          -            (7)
------------------------------------------------------------------------------

* The Net Income (Loss) from Equity Method Entities is included in Millennium Energy Businesses in UniSource Energy's income statements.

Prior to 1998, the unregulated businesses now held by Millennium were held by and consolidated with TEP.

The reconciling adjustments in 1999, 1998 and 1997 include the following:

 - Elimination of the revenues and expenses of Millennium Energy Businesses to show this activity in the Other Income (Deductions) section of UniSource Energy's income statements, and
 - Elimination of intercompany activity and balances.


NOTE 4.  MILLENNIUM ENERGY BUSINESSES
-------------------------------------

     On January 1, 1998, TEP transferred the stock of its subsidiary, Millennium Energy Holdings, Inc. to UniSource Energy. See Basis of Presentation in Note 1. Millennium now owns 100% of the stock of the entities described below which were established to pursue various unregulated energy-related investment opportunities. See Note 3.

  INTERNATIONAL POWER PROJECTS  - NATIONS ENERGY CORPORATION

     Nations and its subsidiaries develop independent power projects in domestic and foreign energy markets. Nations owns 100% of the stock of the following entities:

 - Nations Energy Holland Holding (Nations Holland) - In January 2000, Nations sold Nations Holland, including its minority interest in a power project located in the Czech Republic. Nations recorded a pre-tax gain of $3 million on the sale. At December 31, 1999, Nations' investment in Nations Holland and its subsidiaries was $15 million.

 - Nations-Colorado Energy Corporation (Nations-Colorado) - In September 1998, Nations-Colorado sold a 48% interest in Trigen-Nations Energy, which owns and operates the 40 MW Coors Brewing Company power plant in Golden, Colorado. The $6 million after-tax gain on the sale is included in Millennium Energy Businesses in UniSource Energy's income statements. In June 1999, Nations Energy sold its remaining 1% interest in Trigen-Nations Energy at book value.

 - Nations International Ltd. (Nations International) - In December 1999, Nations International recorded a $3 million decrease in the market-value of its minority interest investment in Corporation Panamena de Energia, S.A. (COPESA). COPESA is an independent power producer that owns and operates a 43 MW power plant near Panama City. The energy is sold under an agreement with an unrelated party. At December 31, 1999, Nations International's investment in COPESA was $5 million.

  ENERGY MARKETING - MEH CORPORATION

     On July 23, 1999, MEH sold its 50% ownership interest in NewEnergy to The AES Corporation (AES) for approximately $50 million in consideration, resulting in a pre-tax gain from the sale of approximately $35 million. The consideration consisted of:

 - Shares of AES common stock valued at $27 million as of July 23, 1999 which were sold in the third quarter at a slight gain; and

 - Two $11.4 million promissory notes, totaling $22.8 million, issued by NewEnergy. The notes are collateralized by AES stock, bear interest at 9.5%, and mature July 23, 2000 and July 23, 2001, respectively.

     As part of the sale agreement, AES repaid a $10 million loan NewEnergy obtained from an unrelated party that was guaranteed by UniSource Energy. Previously, UniSource Energy provided guarantees of up to $56 million of certain performance bonds and contractual obligations relating to NewEnergy's purchases and sales of electricity. On October 1, 1999, termination notices were sent on all guarantees and the master surety agreement so that UniSource Energy will not incur any additional liability under these agreements. All obligations incurred prior to the terminations have been extinguished, except for one in the amount of up to $1 million, which is scheduled to expire in March 2000 and is fully collateralized.

     MEH originally acquired its 50% ownership in NewEnergy in September 1997 with an $0.8 million capital contribution. In the first quarter of 1999, MEH transferred its ownership in New Energy Ventures Southwest (NEV SW) to NewEnergy. In 1999, 1998 and 1997, MEH recorded pre-tax losses related to NewEnergy, including NEV SW, of $1 million, $16 million and $8 million, respectively. These pre-tax losses were approximately 1%, 42%, and 13% in 1999, 1998 and 1997, respectively, of UniSource Energy's pre-tax income.

Presented below is summarized NewEnergy financial information for the years 1998 and 1997, during which we recorded NewEnergy's financial results using the equity method:

NewEnergy Summarized Financial Information
                                                Years Ended December 31,
  Income Statements                            1998                1997
  -----------------------------------------------------------------------
                                                 - Millions of Dollars -
    Retail Customer Revenue                    $206                $  2
    Utility Distribution Company Payments      (102)                  -
    Cost of Goods Sold                         (119)                 (2)
  -----------------------------------------------------------------------
    Loss from Operations                        (15)                  -
    Other                                       (25)                (14)
  -----------------------------------------------------------------------
     Net Loss                                  $(40)               $(14)
  =======================================================================

                                                            December 31,
         Balance Sheet                                           1998
         --------------------------------------------------------------
                                                 - Millions of Dollars -
          Current Assets                                         $  115
          Noncurrent Assets                                           6
         --------------------------------------------------------------
             Total Assets                                        $  121
         ===============================================================

          Current Liabilities                                    $   90
          Noncurrent Liabilities                                     67
          Minority Interest (of which $4 million is Mandatorily
             Redeemable)                                              9
          Shareholders' Deficit                                     (45)
         ---------------------------------------------------------------
             Total Liabilities and Deficit                       $  121
         ===============================================================

     Because we have no continuing involvement with NewEnergy, other than the collateralized promissory notes from NewEnergy and a $1 million guarantee, we do not believe that the results of NewEnergy's operations will affect our continuing operations. At December 31, 1999, the market value of the collateral supporting the promissory notes exceeded the amount of the promissory notes by 57%. The promissory notes represent less than 1% of UniSource Energy's total assets at December 31, 1999.

  PHOTOVOLTAIC MANUFACTURING - ADVANCED ENERGY TECHNOLOGIES, INC.

     AET currently owns 50% of Global Solar Energy, L.L.C., which develops and manufactures photovoltaic materials. The other 50% is owned by ITN Energy Systems, Inc. (ITN). In November 1999, Millennium and ITN entered into an Agreement (Agreement) in which Millennium's share of Global Solar will increase to 67%. Under the Agreement, ITN agreed to transfer its rights to certain assets and proprietary and intellectual property, including thin-film battery technology, to Global Solar. In addition, Millennium will contribute to Global Solar up to $14 million in additional equity upon the occurrence of certain agreed-upon production and business milestones. Millennium and ITN are in the process of finalizing the structure of the transaction. As of December 31, 1999, Millennium had funded $2 million under this Agreement.



NOTE 5.  TEP'S UTILITY PLANT AND JOINTLY-OWNED FACILITIES
---------------------------------------------------------

  UTILITY PLANT

     The following table shows TEP's Utility Plant in Service by major class:
                                                         December 31,
                                                    1999             1998
  ---------------------------------------------------------------------------
                                                    - Millions of Dollars -
  Plant in Service:
    Generation Plant                                 $ 1,067       $ 1,069
    Transmission Plant                                   491           477
    Distribution Plant                                   599           586
    General Plant                                        115           111
    Intangible Plant                                      29            20
    Electric Plant Held for Future Use                     1             1
  ---------------------------------------------------------------------------
      Total Plant in Service                         $ 2,302       $ 2,264
  ==========================================================================
  Utility Plant Under Capital Leases                 $   741       $   887
  ==========================================================================

     All Utility Plant Under Capital Leases is used in Generation. See TEP Utility Plant and TEP Utility Plant Under Capital Leases in Note 1 and Capital Lease Obligations in Note 6.

  JOINTLY-OWNED FACILITIES

     At December 31, 1999, TEP's interests in generating stations and transmission systems that are jointly-owned with other utilities were as follows:

                               Percent     Plant   Construction
                               Owned By     In      Work in     Accumulated
                                 TEP      Service*  Progress    Depreciation
----------------------------------------------------------------------------
                                             - Millions of Dollars -

 San Juan Units 1 and 2          50.0      $ 284       $ 3         $ 208
 Navajo Station Units 1,2 and 3   7.5        121         2            54
 Four Corners Units 4 and 5       7.0         79         -            63
 Transmission Facilities      7.5 to 95.0    221         2           131
-----------------------------------------------------------------------------
     Total                                 $ 705       $ 7         $ 456
=============================================================================

* Included in Utility Plant shown above.

     TEP has financed or provided funds for the above facilities and TEP's share of their operating expenses is included in the income statements.


NOTE 6.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
-----------------------------------------------------------

  TEP LONG-TERM DEBT

     LONG-TERM DEBT MATURES MORE THAN ONE YEAR FROM THE DATE OF THE FINANCIAL STATEMENTS. WE SUMMARIZE OUR LONG-TERM DEBT IN THE STATEMENTS OF
CAPITALIZATION.

    BONDS - 1999

     In 1999 TEP made $2 million of sinking fund payments on First Mortgage
Bonds.

    Sale and Redemption of Bonds - 1998

     During 1998, TEP issued $387 million in new bonds and redeemed $416 million of previously outstanding bonds. TEP achieved the following objectives with this refinancing activity:

 - extended maturities
 - replaced variable rate debt with fixed rate debt, and
 - eliminated restrictive covenants contained in the original 12.22% Series First Mortgage Bonds.

     When TEP redeemed all of its First Mortgage Bonds due in 1999, 2001, 2002, and 2003, as well as $32 million of 12.22% First Mortgage Bonds due 2000 not tendered for exchange, it eliminated covenants that restricted the payment of common stock dividends.

     The proceeds from the issuance of certain bonds were held by a trustee and subsequently used, by the trustee, to redeem previously outstanding bonds in 1999, 1998 and 1997. See Note 14 for a description of the non-cash financing activities related to the sale and redemption of bonds.

  TEP OTHER LONG-TERM DEBT AND AGREEMENTS

    FIRST AND SECOND MORTGAGE

     TEP's General First Mortgage and General Second Mortgage are collateralized by a lien on TEP's utility plant, with the exception of Springerville Unit 2. San Carlos, a subsidiary of TEP, holds title to Springerville Unit 2.

    BANK CREDIT AGREEMENT

     TEP has a $441 million Credit Agreement which provides a $100 million Revolving Credit Facility and a $341 million Letter of Credit Facility. These credit facilities mature on December 30, 2002 and are collateralized by $441 million of Second Mortgage Bonds. The Credit Agreement contains certain financial covenants, including cash coverage, leverage and net worth tests.
As of December 31, 1999, TEP was in compliance with these covenants.

     The Revolving Credit Facility can be used for general corporate purposes. At December 31, 1999, TEP had no outstanding borrowings under this facility. If we were to borrow under the Revolving Credit Facility, the variable interest rate that we would pay would be dependent, in part, on the credit rating on TEP's senior collateralized debt. We pay an annual commitment fee on the unused portion of the Revolving Credit Facility. This fee is also dependent on TEP's credit ratings. At December 31, 1999, the commitment fee equaled 0.38% per year.

     The $341 million Letter of Credit Facility secures the payment of principal and interest on $329 million of tax-exempt variable rate bonds
(IDBs). The amount of commitment fee on the Letter of Credit Facility depends on TEP's credit ratings. At December 31, 1999, the commitment fee equaled 1.50% per year.

     In December 1999 and early January 2000, TEP's bond ratings were upgraded by three rating agencies. As a result, on January 3, 2000, the commitment fee decreased to 0.25% per year, and the letter of credit fee decreased to 1.25% per year.

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

  MATURITIES AND SINKING FUND REQUIREMENTS

     TEP's long-term debt, including sinking funds, and lease obligations mature on the following dates:

                              Expiring     Scheduled
                                LOCs       Long-Term
                            Supporting       Debt       Capital Lease
                                IDBs       Retirements   Obligations   Total
  --------------------------------------------------------------------------
    Years Ending                         - Millions of Dollars -
    December 31,
        2000                                $  49         $  130      $  179
        2001                                    2            104         106
        2002                   $ 329            2             92         423
        2003                       -            2            123         125
        2004                       -            2            124         126
-----------------------------------------------------------------------------
        Total 2000-2004          329           57            573         959
        Thereafter                 -          799          1,378       2,177
        Less: Imputed Interest     -            -         (1,035)     (1,035)
  ---------------------------------------------------------------------------
        Total                  $ 329        $ 856         $  916     $ 2,101
  ===========================================================================

     In addition to the capital lease obligations above, we must ensure $70 million of notes underlying the Springerville Common Facilities leases are refinanced by June 30, 2003 to avoid a special event of loss under the lease. This special event of loss would require us to repurchase the Springerville Common Facilities at the higher of the stipulated loss value of $125 million or the fair market value of the facilities. Upon such purchase, the lease would be terminated.

     In December 1999, TEP refinanced $70 million of notes underlying the Springerville Common Facility lease to avoid a special event of loss under the lease. As a result of refinancing at a higher interest rate, we recorded an additional $26 million of capital lease obligations and capital lease assets.


NOTE 7.  FAIR VALUE OF TEP'S FINANCIAL INSTRUMENTS
--------------------------------------------------

     The carrying value and fair value of TEP's financial instruments are as follows:




                                                December 31,
                                         1999                  1998
----------------------------------------------------------------------------
                                   Carrying     Fair     Carrying     Fair
                                    Value       Value     Value       Value
----------------------------------------------------------------------------
                                           - Millions of Dollars -
 Assets:
  Springerville Lease
   Debt Securities (Included in
    Investments and Other Property)  $ 45       $ 45      $ 18         $ 22
 Liabilities:
  First Mortgage Bonds - Fixed Rate:
    Corporate                          75         77        75           79
    Industrial Development Revenue
     Bonds (IDBs)                      62         61        64           64
    First Collateral Trust Bonds      140        132       140          142
  Second Mortgage Bonds -
    IDBs (Variable Rate)              329        329       329          329
  Unsecured IDBs - Fixed Rate         579        514       579          587
----------------------------------------------------------------------------
     TEP intends to hold the investment in Springerville Lease Debt Securities to maturity ($16 million matures through January 1, 2009 and $29 million matures through January 1, 2013). These Springerville Lease Debt Securities are stated at amortized cost, which means the purchase cost has been adjusted for the amortization of the premium and discount to maturity. We base the fair value of this investment on quoted market prices for the same or similar debt. The $27 million purchase of additional Springerville Lease Debt Securities in 1999 is reflected in the investing activity in our 1999 cash flow statement.

     TEP considers the principal amounts of variable rate debt outstanding to be reasonable estimates of their fair value. We determined the fair value of TEP's fixed rate obligations including the Corporate First Mortgage Bonds, the First Mortgage Bonds-IDBs, First Collateral Trust Bonds and the Unsecured IDBs by calculating the present value of the cash flows of each fixed rate obligation. We used a rate consistent with market yields generally available as of December 1999 for 1999 amounts and December 1998 for 1998 amounts for bonds with similar characteristics with respect to: credit rating, time-to-maturity, and the tax status of the bond coupon for Federal income tax purposes. The use of different market assumptions and/or estimation methodologies may yield different estimated fair value amounts.


NOTE 8.  DIVIDEND LIMITATIONS
-----------------------------

  UNISOURCE ENERGY

     In December 1999, UniSource Energy declared a dividend to the shareholders of $0.08 per share of common stock. The dividend, totaling approximately $3 million, will be paid on March 10, 2000 to shareholders of record as of February 15, 2000.

     Our ability to pay cash dividends on common stock outstanding depends, in part, upon cash flows from our subsidiaries, TEP and Millennium.

  TEP

     In December 1999 and 1998, TEP paid a dividend of $34 million and $30 million, respectively, to UniSource Energy, the holder of all of TEP's common stock. TEP met the following requirements before paying these dividends to UniSource Energy:

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

 - Federal Power Act

This Act states that dividends shall not be paid out of funds properly included in capital accounts. TEP's 1999 and 1998 dividends to UniSource Energy were paid from current year earnings.

  MILLENNIUM

     In August 1999, Millennium paid a dividend of $10 million to UniSource Energy. Millennium does not have any dividend restrictions.


NOTE 9.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

  TEP COMMITMENTS - FUEL PURCHASE

     TEP has the following commitments to purchase coal and rail:

 - The Springerville coal contract expires in 2010, but includes an option to extend the initial term for ten years. See Deferred Springerville Generation Costs in Note 2. The Springerville rail contract expires in 2009.
 - The Irvington coal and rail contracts expire in 2015 or at the end of the useful life of the coal-fired unit, whichever is earlier.
 - The contracts for jointly-owned facilities expire at various dates from 2005 to 2017. See Jointly-Owned Facilities in Note 5.

     The Springerville and Irvington coal contracts combined require TEP to take 2.1 million tons of coal per year through 2009 at an estimated annual
cost of $49 million for the next 5 years.   The Springerville and Irvington
rail contracts combined require TEP to transport 1.9 million tons of coal per year through 2015 at an estimated annual cost of $13 million for the next 5 years. The contracts to purchase coal, including rail transportation, for use at the jointly-owned facilities require TEP to take 1.5 million tons of coal per year through 2005 at an estimated annual cost of $45 million for the next 5 years. All of these contracts include a price adjustment clause that will affect the future cost of coal. The total amount paid under these contracts depends on the number of tons of coal purchased and transported. The aggregate total that TEP incurred under all of these contracts was $152 million in 1999, $150 million in 1998, and $160 million in 1997.

     Each of TEP's coal purchase contracts requires TEP to pay a take-or-pay charge if certain minimum quantities of coal are not purchased. Our present fuel requirements are in excess of the take-or-pay minimums. However, sometimes TEP purchases coal from other suppliers or switches fuel burn from one generating station to another to reduce overall fuel costs, resulting in take-or-pay minimum charges. TEP incurred take-or-pay charges of $4 million in 1999 and 1998, and none in 1997.

  TEP COMMITMENTS - ENVIRONMENTAL REGULATION

     The 1990 Federal Clean Air Act Amendments require reductions of sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions in two phases, more complex facility permits and other requirements. TEP is subject only to Phase II of the SO2 and NOx emission reductions which was effective January 1, 2000. All of TEP's generating facilities (except existing internal combustion turbines) are affected. TEP spent approximately $1 million in each of 1999, 1998 and 1997 and expects to spend approximately $1 million annually in 2000 and 2001 complying with these requirements.

     In 1993, TEP's generating units affected by Phase II were allocated SO2 Emission Allowances based on past operational history. Beginning in the year 2000, Phase II generating units must hold Emission Allowances equal to the level of emissions in the compliance year or pay penalties and offset excess emissions in future years. Due to increased energy output, TEP may have to purchase additional Emission Allowances to comply with the Phase II SO2 regulations. Based on current estimates of additional required Emission Allowances and market prices, TEP believes that purchases of additional Emission Allowances will not have a material effect on TEP.

     TEP may incur additional costs to comply with recent and future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities. Compliance with these changes may result in a reduction in operating efficiency.

  CONTINGENCIES

    Income Tax Assessments

     In February 1998, the IRS issued an income tax assessment for the 1992 and 1993 tax years. The IRS is challenging our treatment of various items relating to a 1992 financial restructuring, including the amount of NOL and ITC generated before December 1991 that may be used to reduce taxes in future periods.

     Due to the financial restructuring, a change in TEP's ownership occurred for tax purposes in December 1991. As a result, our use of the NOL and ITC generated before 1992 may be limited under the tax code. The IRS is challenging our calculation of this limitation. At December 31, 1999, pre-1992 federal NOL and ITC carryforwards were approximately $153 million and $20 million, respectively. In addition to the pre-1992 NOL and ITC, which are subject to the limitation, $167 million of federal NOL at December 31, 1999, is not subject to the limitation.

     We do not expect the resolution of these issues to have a material adverse impact on the financial statements.

    Resolution of Contingency - Arizona Sales Tax Assessments

     Since 1990 TEP has contested the following sales tax assessments:

 - Coal Sales Assessments: The Arizona Department of Revenue (ADOR) issued sales tax assessments which alleged that a former TEP subsidiary was liable for sales tax on gross income from coal sales, transportation and coal-handling services provided to TEP from November 1985 through May 1996. On May 31, 1996, the former subsidiary was merged into TEP. Because TEP now acquires coal directly from unaffiliated companies, we are not liable for sales tax computed on a basis similar to these assessments after May 31, 1996.

 - Lease Assessments: The ADOR issued sales tax assessments to some of the lessors of TEP's generation-related facilities and equipment. Under the indemnification provisions in the lease agreements, we are required to pay any sales tax assessments owed by the lessors. The assessments alleged sales tax liability on a component of rents we paid on the Springerville Unit 1 Leases, the Springerville Common Facilities Leases, the Irvington Lease and the Springerville Coal Handling Facilities Lease from August 1, 1988 to June 30, 1997. Because the applicable sales tax rate went to zero on July 1, 1997, no additional assessments are expected.

     In August 1999, a settlement was reached with the ADOR to settle these issues for $47.5 million. The settlement agreement became effective in November 1999 when the lessors and their trustees agreed to the settlement. TEP previously paid $25.1 million of the settlement amount in order to file an appeal in the Arizona courts. Under the terms of the agreement, the remaining $22.4 million was deposited into an escrow account and the funds are to be
released to the ADOR in 5 equal installments.   During 1999, two of the
installments totaling $9 million were released to the ADOR. At December 31, 1999, the escrow balance, shown as the Tax Settlement Deposit on the balance sheet, was $13.4 million. In January 2000, another installment of $4.5 million was released to the ADOR. The remaining installments are scheduled to be paid on April 15 and July 15, 2000. This settlement does not result in additional sales tax expense because we have previously recorded an expense for the settlement amount.


NOTE 10.  INCOME TAXES
----------------------

     Deferred tax assets (liabilities) consist of the following:

                                     UniSource Energy               TEP
                                    ------------------        ---------------
                                       December 31,            December 31,
                                      1999      1998          1999      1998
------------------------------------------------------------------------------
                                             - Millions of Dollars -
Gross Deferred Income Tax Liabilities:
  Electric Plant - Net               $(397)     $(559)       $(397)     $(559)
  Income Taxes Recoverable Through
    Future Revenues Regulatory Asset   (32)       (61)         (32)       (61)
  Transition Recovery Asset           (120)         -         (120)         -
  Other                                (52)       (66)         (28)       (57)
------------------------------------------------------------------------------
  Gross Deferred Income Tax Liability (601)      (686)        (577)      (677)
------------------------------------------------------------------------------
Gross Deferred Income Tax Assets:
  Capital Lease Obligations            355        360          355        360
  Net Operating Loss Carryforwards     101        116          101        116
  Springerville Unit 1
    Disallowed Costs                     -         68            -         68
  Investment Tax Credit Carryforwards   19         23           19         23
  Alternative Minimum Tax (AMT)         52         17           38         15
  Other                                 74        112           67         96
------------------------------------------------------------------------------
   Gross Deferred Income Tax Asset     601        696          580        678
   Deferred Tax Assets Valuation
    Allowance                          (25)       (57)         (25)       (57)
------------------------------------------------------------------------------
   Net Deferred Income Tax Liability $ (25)     $ (47)       $ (22)     $ (56)
==============================================================================

     The net deferred income tax liability is included in the balance sheets in the following accounts:

                                     UniSource Energy               TEP
                                    ------------------        ---------------
                                       December 31,            December 31,
                                      1999      1998          1999      1998
-----------------------------------------------------------------------------
                                             - Millions of Dollars -

  Deferred Income Taxes-Current      $  17    $  15          $  17     $  15
  Deferred Income Taxes-Noncurrent     (42)     (62)           (39)      (71)
-----------------------------------------------------------------------------
  Net Deferred Income Tax Liability  $ (25)   $ (47)         $ (22)    $ (56)
=============================================================================

     We record a Deferred Tax Assets Valuation Allowance for the amount of Deferred Tax Assets that we do not believe we can use to reduce income taxes on a future tax return. The $32 million decrease in the Deferred Tax Assets Valuation Allowance in 1999 consists of:

 - $23 million of recognized ITC Carryforward - The income tax benefit attributable to the recognition of the ITC Carryforward is included in Extraordinary Income - see Note 2.; and

 - $9 million reversal of a tax reserve: Income Taxes included in Operating Expenses includes $7 million of tax benefit attributable to the improved likelihood of favorable resolution of tax items. The remaining $2 million benefit is included in Income Taxes in Other Income (Deductions).

     In 1998 the Deferred Tax Assets Valuation Allowance decreased $11 million due primarily to the use of capital loss and investment tax credit carryforwards. In 1997, the Deferred Tax Assets Valuation Allowance decreased $43 million due primarily to the use of NOL carryforwards and an increase in the estimated amount of NOLs that we believe we will use to reduce future taxable income.

    Income tax expense (benefit) included in the income statements consists of the following:

                               UniSource Energy                  TEP
                             ----------------------        -----------------
                                       Years Ended December 31,
                               1999    1998    1997    1999    1998    1997
----------------------------------------------------------------------------
                                               - Millions of Dollars -
Operating Expenses:
  Deferred Tax Expense
   Federal                     $ 20    $ 22    $ 15    $ 20    $ 22    $ 15
   State                          5      (4)      4       5      (4)      4
----------------------------------------------------------------------------
    Total                        25      18      19      25      18      19
  Reduction in Valuation
   Allowance - Benefit           (7)      -       -      (7)      -       -
----------------------------------------------------------------------------
Total Expense Included in
  Operating Expenses             18      18      19      18      18      19
----------------------------------------------------------------------------
Other Income (Deductions):
  Deferred Tax Expense -
   Millennium Energy Businesses
    Federal                      10      (2)     (2)      -       -       -
    State                         2      (1)     (1)      -       -       -
----------------------------------------------------------------------------
  Total Tax Expense (Benefit)
   related to Millennium Energy
   Businesses                    12      (3)     (3)      -       -       -
  Deferred Tax Expense - Other
    Federal                       4      (1)      7       7       2       4
    State                         1       1       1       1       2       1
----------------------------------------------------------------------------
     Total Deferred Tax Expense  17      (3)      5       8       4       5
  Reduction in Valuation
   Allowance - Benefit           (2)      -     (43)     (2)      -     (43)
  Investment Tax Credit
   Amortization                  (2)     (5)     (3)     (2)     (5)     (3)
----------------------------------------------------------------------------
Total Expense (Benefit) Included
 in Other Income (Deductions)    13      (8)    (41)      4      (1)    (41)
----------------------------------------------------------------------------
Total Federal and State Income
  Tax Expense (Benefit) Before
   Extraordinary Item            31      10     (22)     22      17     (22)
----------------------------------------------------------------------------
Extraordinary Income:
 Deferred Tax Benefit
  Federal                        (5)      -       -      (5)      -       -
  State                          (1)      -       -      (1)      -       -
Reduction in Valuation
   Allowance - ITC Carryforward
   Benefit                      (23)      -       -     (23)      -       -
Benefit from recognition of
   Deferred ITC                  (8)      -       -      (8)      -       -
----------------------------------------------------------------------------
Total Benefit Included in
Extraordinary Income            (37)      -       -     (37)      -       -
----------------------------------------------------------------------------
Total Federal and State Income
  Tax Expense (Benefit)
   Including Extraordinary
    Income                     $ (6)   $ 10   $ (22)  $ (15)   $ 17   $ (22)
============================================================================

     The differences between the income tax expense (benefit) and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:

                                UniSource Energy                  TEP
                             ----------------------        ----------------
                                        Years Ended December 31,
                               1999    1998    1997    1999    1998    1997
---------------------------------------------------------------------------
                                               - Millions of Dollars -
Federal Income Tax Expense
 at Statutory Rate           $ 31     $ 13    $ 22     $ 25    $ 21  $  21
  State Income Tax Expense,
   Net of Federal Deduction     4        2       3        3       3      3
  Depreciation Differences
   (Flow Through Basis)         5        4       -        5       4      -
  Investment Tax Credit
   Amortization                (2)      (5)     (3)      (2)     (5)    (3)
  Reduction in Valuation
   Allowance - Benefit         (9)       -     (43)      (9)      -    (43)
  Capital Loss Carryforwards    -       (4)      -        -      (4)     -
  Foreign Operations of
   Millennium Energy
    Businesses                  3        2       -        -       -      -
  Other                        (1)      (2)     (1)       -      (2)     -
---------------------------------------------------------------------------
Total Federal and State Income
  Tax Expense (Benefit) Before
  Extraordinary Item         $ 31     $ 10    $(22)    $ 22    $ 17  $ (22)
===========================================================================

     At December 31, 1999, UniSource Energy and TEP had, for federal income tax purposes:

   - $320 million of NOL carryforwards expiring in 2006 through 2009;
   - $20 million of unused ITC expiring in 2002 through 2005;
   - $33 million of AMT credit which will carry forward to future years.

     See discussion of pre-1992 NOL and ITC in Income Tax Assessments in Note
9.


NOTE 11.  EMPLOYEE BENEFITS PLANS
---------------------------------

  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     TEP maintains noncontributory, defined benefit pension plans for all regular employees. Benefits are based on years of service and the employee's average compensation. TEP makes annual contributions to the plans sufficient to meet the minimum funding requirements set forth by the Employee Retirement Income Security Act of 1974, plus such additional tax deductible amounts as may be advisable. TEP provides supplemental retirement benefits to employees whose benefits are limited by IRS benefit or compensation limitations.

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

     The actuarial present value of the benefit obligations are measured at October 1 for our pension plans and December 31 for our other postretirement benefit plan. The change in benefit obligation and plan assets and reconciliation of the funded status are as follows:
                                                         Other Postretirement
                                   Pension Benefits            Benefits
                                   ----------------      --------------------

                                    1999       1998         1999        1998
-----------------------------------------------------------------------------
                                          - Millions of Dollars -
Change in Benefit Obligation
  Benefit Obligation at
   Beginning of Year               $ 105      $  85        $  34       $  30
  Actuarial (Gain) Loss              (23)        13           (2)          2
  Interest Cost                        7          6            2           2
  Service Cost                         5          4            1           1
  Benefits Paid                       (5)        (3)          (1)         (1)
                                    -----------------------------------------
    Benefit Obligation at
     End of Year                      89        105           34          34
                                    -----------------------------------------
Change in Plan Assets
  Fair Value of Plan Assets
   at Beginning of Year               87         88            -           -
  Actual Return on Plan Assets        22         (2)           -           -
  Benefits Paid                       (5)        (3)          (1)         (1)
  Employer Contributions               8          4            1           1
                                    -----------------------------------------

  Fair Value of Plan Assets
    at End of Year                   112         87            -           -
                                    -----------------------------------------

Reconciliation of Funded Status
 to Balance Sheet
  Funded Status (Difference
   between Benefit Obligation
   and Fair Value of Plan Assets)     23        (18)         (34)        (34)
  Unrecognized Net (Gain) Loss       (21)        17            1           3
  Unrecognized Prior Service Cost     12         13            -           -
  Unrecognized Transition (Asset)
    Obligation                         -         (1)          11          12
                                 --------------------------------------------
    Net Amount Recognized in
     the Balance Sheets            $  14       $ 11        $ (22)      $ (19)
                                 ============================================
Amounts Recognized in the
  Balance Sheets Consist of:
  Prepaid Pension Costs            $  16       $  8        $   -       $   -
  Accrued Benefit Liability
   Included in Other Liabilities      (2)        (7)         (22)        (19)
  Intangible Asset Included in
   Deferred Debits - Other             -         10            -           -
                                 --------------------------------------------
    Net Amount Recognized          $  14       $ 11        $ (22)     $  (19)
                                 ============================================

Benefit Obligation and Fair Value of Plan Assets
for Plans with Benefit Obligations in Excess of
Plan Assets:
  Benefit Obligation at
    End of Year                    $   5       $105         $  34      $  34
  Fair Value of Plan
    Assets at End of Year          $   -       $ 87         $   -      $   -
-----------------------------------------------------------------------------

     We recorded a transition asset or obligation when we adopted accounting standards requiring recognition of pension and other postretirement benefit obligations and costs in the financial statements. The transition asset or obligation equaled the difference between the fair value of plan assets and the accumulated benefit obligation. The transition asset on the pension plans is being amortized over 15 years. The transition obligation on the postretirement benefit plan is being amortized over 20 years.



     The components of net periodic benefit costs are as follows:

    Pension Benefits

                                                 Years Ended December 31,
                                                  1999     1998     1997
--------------------------------------------------------------------------
                                                 - Millions of Dollars -
Components of Net Pension Cost
  Service Cost of Benefits Earned During Period     $ 5     $ 4      $ 3
  Interest Cost on Projected Benefit Obligation       7       6        4
  Expected Return on Plan Assets                     (9)     (8)      (6)
  Amortization of Unrecognized Prior Service Cost     1       1        1
  Recognized Actuarial (Gain) Loss                    1       -        -
--------------------------------------------------------------------------
     Net Periodic Pension Cost                      $ 5     $ 3      $ 2
==========================================================================

Actuarial Assumptions:                               1999    1998    1997
--------------------------------------------------------------------------
  Discount Rate - Funding Status                     7.8%    6.5%    7.3%
  Average Compensation Increase                      4.0     4.0     4.0
  Expected Long-Term Rate of Return on Plan Assets   9.0     9.0     9.0
--------------------------------------------------------------------------

    Other Postretirement Benefits

                                                 Years Ended December 31,
                                                  1999     1998     1997
--------------------------------------------------------------------------
                                                 - Millions of Dollars -
Components of Net Postretirement Benefit Cost
  Service Cost of Benefits Earned During Period     $  1     $  1    $  1
  Interest Cost on Projected Benefit Obligation        2        2       2
  Amortization of Unrecognized Transition
   Obligation                                          1        1       1
  Curtailment/Settlement (Gain) Loss                   -        -       2
  Special Termination Benefit Loss                     -        -       1
--------------------------------------------------------------------------
     Net Periodic Postretirement Benefit Cost       $  4     $  4    $  7
==========================================================================

     The accumulated postretirement benefit obligation was determined using a 7.75% and 6.50% discount rate for 1999 and 1998, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. The health care cost trend rates were assumed to be 7.5% for 2000, gradually declining to 4.5% in 2003 and thereafter. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the December 31, 1999 amounts:


                                         One-Percentage-     One-Percentage-
                                         Point Increase      Point Decrease
     -----------------------------------------------------------------------
                                               - Millions of Dollars -
     Effect on Total of Service and
       Interest Cost Components              $  1                 $  -
     Effect on Postretirement Benefit
       Obligation                            $  5                 $ (4)
     -----------------------------------------------------------------------

  DEFINED CONTRIBUTION PLANS

     All regular employees may contribute up to 15 percent of their pre-tax compensation, subject to certain limitations, in TEP's voluntary, defined contribution 401(k) plans. TEP contributes cash to the account of each participant based on each participant's contributions not exceeding 4.5% of the participant's compensation. Participants direct the investment of contributions to certain funds in their account. In 1999, 1998 and 1997, TEP incurred approximately $2 million annually in expense related to these plans.

  STOCK OPTION PLANS

     On May 20, 1994, the Shareholders approved two stock option plans, the 1994 Outside Director Stock Option Plan (1994 Directors' Plan) and the 1994 Omnibus Stock and Incentive Plan (1994 Omnibus Plan).

     The 1994 Directors' Plan provided for the annual grant of 1,200 non-qualified stock options to each eligible director at an exercise price equal to the market price of the common stock at the grant date, beginning January 3, 1995. These options vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary. In December 1998, the Board of Directors approved an increase in the annual grant of non-qualified stock options to 2,000 beginning January 1999.

     The 1994 Omnibus Plan allows the Compensation Committee, a committee of non-employee directors, to grant the following types of awards to each eligible employee: stock options; stock appreciation rights; restricted stock; performance units; performance shares; and dividend equivalents. The total number of shares of UniSource Energy Common Stock that may be awarded under the Omnibus Plan cannot exceed 1.6 million.

     The Compensation Committee granted stock options to key employees during 1999, 1998, and 1997 and to most employees in 1999. These stock options were granted at exercise prices equal to the market price of the common stock at the grant date. These options vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary.

     A summary of the activity of the 1994 Directors' Plan and 1994 Omnibus Plan is as follows:



                          1999              1998              1997
-------------------------------------------------------------------------
                             Weighted          Weighted          Weighted
                             Average           Average           Average
                             Exercise          Exercise          Exercise
                     Shares   Price    Shares   Price    Shares   Price
-------------------------------------------------------------------------
Options Outstanding,
 Beginning of Year   888,459  $15.37   800,541  $15.17   688,123  $15.30
  Granted            626,243  $12.31   222,446  $15.69   144,190  $14.59
  Exercised                -       -   (74,177) $14.79    (6,630) $16.25
  Forfeited         (124,669) $15.18   (60,351) $14.66   (25,142) $15.18
                    ---------          --------          --------
Options Outstanding,
 End of Year       1,390,033  $14.01   888,459  $15.37   800,541  $15.17
                   =========           ========          ========
Options Exercisable,
 End of Year         610,095  $15.35   549,254  $15.55   491,763  $15.84

Option Price Range of Options Outstanding at December 31, 1999:  $12.28
 to $18.13

Weighted Average Remaining Contractual Life at December 31, 1999:  7.73
-------------------------------------------------------------------------

     We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our stock option plans. Accordingly, we have not recognized any compensation cost for the plans during 1997 though 1999. We have also adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Had our compensation costs for the stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of FAS 123, net income and net income per average share would have been reduced to the pro forma amounts indicated below:

                                                Years Ended December 31,
                                               1999       1998       1997
----------------------------------------------------------------------------
                                                 - Thousands of Dollars -
                                                  (except per share data)
Net Income - As Reported                      $79,107    $28,032    $83,572
             Pro Forma                        $78,621    $27,724    $83,201

Basic Earnings Per Share - As Reported          $2.45      $0.87      $2.60
                           Pro Forma            $2.43      $0.86      $2.59

Diluted Earnings per Share - As Reported        $2.43      $0.87      $2.59
                             Pro Forma          $2.41      $0.86      $2.58
-----------------------------------------------------------------------------

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:




                                      1999        1998      1997
     --------------------------------------------------------------
     Expected life (years)               5           4          3
     Interest rate                    5.65%       5.41%      6.16%
     Volatility                      22.91%      23.59%     23.15%
     Dividend yield                   0.69%       None       None
     --------------------------------------------------------------

NOTE 12.  WARRANTS
------------------

  UniSource Energy

     At December 31, 1999, 1.5 million of UniSource Energy Warrants which expire on December 15, 2000 were outstanding. Each UniSource Energy Warrant entitles the holder to purchase one share of UniSource Energy Common Stock for $16.00.

  TEP

     At December 31, 1999, 4.6 million of TEP Warrants which expire on December 15, 2002 were outstanding. The TEP Warrants entitle the holder of five warrants to purchase one share of TEP common stock for $16.00. The TEP common stock that would be issued upon the exercise of TEP Warrants cannot be converted into UniSource Energy Common Stock. Currently, UniSource Energy owns 100% of the common stock of TEP and TEP common stock is not publicly traded.


NOTE 13.  SHAREHOLDER RIGHTS PLAN
---------------------------------

     In March 1999, UniSource Energy adopted a Shareholder Rights Plan. As of April 1, 1999, each Common Stock shareholder receives one Right for each share held. Each Right initially allows shareholders to purchase UniSource Energy's Series X Preferred Stock at a specified purchase price. However, the Rights are exercisable only if a person or group (the "acquirer") acquires or commences a tender offer to acquire 15% or more of UniSource Energy Common Stock. Each Right would entitle the holder (except the acquirer) to purchase a number of shares of UniSource Energy Common or Preferred Stock (or, in the case of a merger of UniSource Energy into another person or group, common stock of the acquiring person) having a fair market value equal to twice the specified purchase price. At any time until any person or group has acquired 15% or more of the Common Stock, UniSource Energy may redeem the Rights at a redemption price of $0.001 per Right. The Rights trade automatically with the Common Stock when it is bought and sold. The Rights expire on March 31, 2009.


NOTE 14.  SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

     We define Cash and Cash Equivalents as cash (unrestricted demand deposits) and all highly liquid investments purchased with a maturity of three months or less. A reconciliation of net income to net cash flows from operating activities follows:

                                                    UniSource Energy
                                           ----------------------------------
                                                Years Ended December 31,
                                              1999        1998        1997
-----------------------------------------------------------------------------
                                                - Thousands of Dollars -

Net Income                                  $ 79,107    $ 28,032    $ 83,572
Adjustments to Reconcile Net Income
 to Net Cash Flows
  Extraordinary Income - Net of Tax          (22,597)         -            -
  Depreciation and Amortization Expense       92,583      90,358      86,405
  Deferred Income Taxes and Investment
   Tax Credit                                 12,407         966     (23,089)
  Lease Payments Deferred                     28,318      32,624      33,679
  Regulatory Amortization, Net of Interest
   Imputed on Losses Recorded at
   Present Value                               2,302       3,657      (3,485)
  Amortization of Deferred Debt-Related Costs
   Included in Interest Expense                5,091       3,235       1,191
  Reversal of Loss Provision                       -           -     (10,154)
  Deferred Contract Termination Fee            3,205      (6,154)    (38,077)
  Unremitted Losses of
   Unconsolidated Subsidiaries                 3,370       5,678       5,625
  Emission Allowances                        (12,926)     11,368     (11,463)
  Gain on Sale of NewEnergy                  (34,651)          -           -
  Other                                        4,175         103      (1,628)
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                        2,989        (222)     (5,320)
    Prepaid Pension Costs                     (1,742)     (1,630)     (3,021)
    Tax Settlement Deposit                   (22,403)          -           -
    Materials and Fuel                        (5,579)     (2,223)     (3,649)
    Accounts Payable                              36      (1,950)      6,103
    Taxes Accrued                               (929)      2,770         390
    Other Current Assets and Liabilities     (10,882)         78       7,212
    Other Deferred Assets and Liabilities     (8,646)     (5,757)      1,992
-----------------------------------------------------------------------------
Net Cash Flows - Operating Activities       $113,228    $160,933    $126,283
=============================================================================


                                                           TEP
                                           ----------------------------------
                                                Years Ended December 31,
                                              1999        1998        1997
-----------------------------------------------------------------------------
                                                - Thousands of Dollars -

Net Income                                  $ 73,475    $ 41,676    $ 83,572
Adjustments to Reconcile Net Income
 to Net Cash Flows
  Extraordinary Income - Net of Tax          (22,597)          -           -
  Depreciation and Amortization Expense       92,583      90,358      86,405
  Deferred Income Taxes and Investment
   Tax Credit                                    277       6,910     (23,089)
  Lease Payments Deferred                     28,318      32,624      33,679
  Regulatory Amortization, Net of Interest
   Imputed on Losses Recorded at
   Present Value                               2,302       3,657      (3,485)
  Amortization of Deferred Debt-Related Costs
   Included in Interest Expense                5,091       3,235       1,191
  Reversal of Loss Provision                       -           -     (10,154)
  Deferred Contract Termination Fee            3,205      (6,154)    (38,077)
  Unremitted (Earnings) Losses of
   Unconsolidated Subsidiaries                  (471)     (1,017)      5,625
  Emission Allowances                        (12,926)     11,368     (11,463)
  Interest Accrued on Note Receivable from
   UniSource Energy                            9,329      (9,329)          -
  Other                                        9,035       3,243      (1,628)
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                        4,338        (604)     (5,320)
    Prepaid Pension Costs                     (1,742)     (1,630)     (3,021)
    Tax Settlement Deposit                   (22,403)          -           -
    Materials and Fuel                        (5,540)     (2,218)     (3,649)
    Accounts Payable                              (2)      2,342       6,103
    Taxes Accrued                             (4,491)      2,717         390
    Other Current Assets and Liabilities      (9,164)      9,068       7,212
    Other Deferred Assets and Liabilities     (8,660)     (5,759)      1,992
-----------------------------------------------------------------------------
Net Cash Flows - Operating Activities       $139,957    $180,487    $126,283
=============================================================================

     Non-cash investing and financing activities of UniSource Energy and TEP that affected recognized assets and liabilities but did not result in cash receipts or payments were as follows:
                                                 Years Ended December 31,
                                               1999        1998        1997
------------------------------------------------------------------------------
                                                 - Thousands of Dollars -
Capital Lease Asset*                          $26,019     $      -   $      -
Capital Lease Obligations*                     38,747       13,613     11,788
Proceeds from the Issuance of Long-Term Debt*       -      290,699    379,270
Payments to Retire Long-Term Debt*                  -     (286,878)  (356,810)
Minimum Pension Liability*                    (10,036)      10,036          -
Notes Receivable received from the sale of
 NewEnergy                                     22,800            -          -
AES Stock received from the sale of NewEnergy  27,203            -          -
NewEnergy Investment                          (15,351)           -          -

* These items were reflected on TEP's financial statements

     The non-cash change in capital lease obligations represents interest accrued for accounting purposes in excess of interest payments as well as a $26 million increase in the capital lease obligation and asset resulting from the Springerville Common Facilities Lease refinancing. See Note 6.

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

     Non-cash consideration received upon the sale of NewEnergy in 1999 included two NewEnergy promissory notes, as well as AES common stock. Concurrent with the receipt of these notes and stock, we removed the NewEnergy investment from our balance sheet and recorded a gain on the sale. See Note 4.


NOTE 15.  EARNINGS PER SHARE (EPS)
----------------------------------

     Basic EPS is computed by dividing net income before the extraordinary item by the weighted average number of common shares outstanding during the period. Diluted EPS assumes that proceeds from the hypothetical exercise of stock options and other stock-based awards are used to repurchase outstanding shares of stock at the average fair market price during the reporting period. The following table shows the amounts used in computing earnings per share and the effects of potential dilutive common stock on the weighted average number of shares.
                                                Years Ended December 31,
                                               1999       1998       1997
   ------------------------------------------------------------------------
                                                 - Thousands of Dollars -
   Basic Earnings Per Share:                      (except per share data)
   Numerator: Income Before Extraordinary
    Item                                     $ 56,510   $ 28,032   $ 83,572
   Denominator:
    Average Shares of Common Stock -
     Outstanding                               32,321     32,177     32,138
   ------------------------------------------------------------------------
   Basic Earnings Per Share Before
    Extraordinary Item                       $   1.75    $  0.87   $   2.60
   ========================================================================
   Diluted Earnings Per Share:
   Numerator: Income Before
    Extraordinary Item                       $ 56,510   $ 28,032   $ 83,572
   Denominator:
    Average Shares of Common Stock -
     Outstanding                               32,321     32,177     32,138
    Effect of Dilutive Securities:
     Warrants                                       -         79         53
     Options and Stock Issuable Under
      Employee Benefit Plans                      257         90         87
   ------------------------------------------------------------------------
     Total Shares                              32,578     32,346     32,278
   ------------------------------------------------------------------------
   Diluted Earnings Per Share Before
    Extraordinary Item                       $   1.74   $   0.87    $  2.59
   ========================================================================

     Options to purchase 1,115,000 shares of common stock at $12.28 to $18.13 per share were outstanding at the end of the year 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

     4.6 million of the 6.1 million warrants outstanding are exercisable into TEP common stock. See Note 12. However, the dilutive effect is the same as it would be if the warrants were exercisable into UniSource Energy Common Stock.


NOTE 16.  QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------

                                                 UniSource Energy
                                     ---------------------------------------
                                       First    Second     Third    Fourth
----------------------------------------------------------------------------
                                             - Thousands of Dollars -
                                              (except per share data)
1999
Operating Revenues                   $160,510  $189,970  $264,691  $188,641
Operating Income                       22,923    33,363    56,010    45,149
Income (Loss) Before Extraordinary
 Item                                  (5,528)    3,708    51,669     6,661
Extraordinary Income - Net of Tax           -         -         -    22,597
Net Income (Loss)                      (5,528)    3,708    51,669    29,258
Basic Earnings Per Share:
-------------------------
 Income (Loss) Before
  Extraordinary Item                    (0.17)     0.11      1.60      0.21
 Extraordinary Income - Net of Tax          -         -         -      0.70
 Income (Loss) After Extraordinary
  Item                                  (0.17)     0.11      1.60      0.90
Diluted Earnings Per Share:
---------------------------
 Income (Loss) Before
  Extraordinary Item                    (0.17)     0.11      1.58      0.20
 Extraordinary Income - Net of Tax          -         -         -      0.69
 Income (Loss) After Extraordinary
  Item                                  (0.17)     0.11      1.58      0.89
----------------------------------------------------------------------------
1998
Operating Revenues                   $160,941  $179,603  $253,229  $174,903
Operating Income                       23,820    29,866    54,610    26,892
Net Income (Loss)                      (7,035)    1,058    33,673       336
Basic Earnings Per Share                (0.22)     0.03      1.05      0.01
Diluted Earnings Per Share               0.22)     0.03      1.05      0.01
----------------------------------------------------------------------------


                                                       TEP
                                     ---------------------------------------
                                      First    Second     Third    Fourth
----------------------------------------------------------------------------
1999
Operating Revenues                   $160,636  $189,983  $264,756  $188,708
Operating Income                       23,049    33,376    56,075    45,216
Interest Income - Note Receivable
 from UniSource Energy                  2,525     2,554     2,506     2,352
Income (Loss) Before Extraordinary
 Item                                  (1,320)    8,355    31,933    11,910
Extraordinary Income - Net of Tax           -         -         -    22,597
Net Income (Loss)                      (1,320)    8,355    31,933    34,507
----------------------------------------------------------------------------
1998
Operating Revenues                   $161,003  $179,686  $253,280  $175,021
Operating Income                       23,882    29,949    54,661    27,010
Interest Income - Note Receivable
 from UniSource Energy                  2,300     2,326     2,352     2,351
Net Income (Loss)                      (1,607)    8,073    29,374     5,836
----------------------------------------------------------------------------
     Due to seasonal fluctuations in TEP's sales and unusual items, the quarterly results are not indicative of annual operating results. The principal unusual items for UniSource Energy and TEP include:

  TEP

 - Third Quarter 1998: TEP changed its method of estimating unbilled revenues to more accurately reflect revenues between months.
If we had continued using the previous method of calculating unbilled revenues, revenues for the third quarter of 1998 would have been $7 million greater.

 - Fourth Quarter 1999:

ITEM  9.  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
-------------------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------

None.

                             PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
-------------------------------------------------------------------

 DIRECTORS
 ---------

     Certain of the individuals serving as Directors of UniSource Energy also serve as the Directors of TEP. Information concerning Directors will be contained under Election of Directors in the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 1999, which information is incorporated herein by reference.

 EXECUTIVE OFFICERS
 ------------------

     Executive Officers of UniSource Energy who are elected annually by the Company's Board of Directors, are as follows:

                                                          Executive
                                                           Officer
Name                 Age   Title                            Since
----                 ---   ----                           ---------

James S. Pignatelli   56   Chairman, President and Chief
                           Executive Officer (a)              1998

Ira R. Adler          49   Executive Vice President,
                           Chief Financial Officer
                           and Treasurer (b)                  1998

Dennis R. Nelson      49   Vice President, General Counsel
                           and Corporate Secretary (c)        1998

Karen G. Kissinger    45   Vice President, Controller and-
                           Principal Accounting Officer (d)   1998

Michael J. DeConcini  36   Vice President - Strategic
                           Planning (e)                       1999


     Executive Officers of TEP who are elected annually  by TEP's
Board of Directors, are:

                                                          Executive
                                                           Officer
Name                 Age   Title                            Since
----                 ---   -----                          ---------

James S. Pignatelli   56   Chairman, President and Chief
                           Executive Officer (a)              1994

Ira R. Adler          49   Executive Vice President and
                           Chief Financial Officer, Chief
                           Operating Officer, Generation (b)  1988

Dennis R. Nelson      49   Senior Vice President and General
                           Counsel, Chief Operating Officer,
                           Corporate Services (c)             1991

Thomas A. Delawder    53   Vice President - Energy
                           Resources (f)                      1985

Steven J. Glaser      42   Vice President - Rates and
                           Regulatory Support, and Utility
                           Distribution Company Energy
                           Services (g)                       1994

Thomas N. Hansen      49   Vice President - Technical
                           Services Advisor (h)               1992

Karen G. Kissinger    45   Vice President, Controller and
                           Chief Information Officer (d)      1991

Kevin P. Larson       43   Vice President and Treasurer (i)   1994

Vincent Nitido, Jr.   44   Vice President and Assistant
                           General Counsel (j)                1998

James Pyers           58   Vice President - Utility
                           Distribution Company
                           Operations (k)                     1998

Catherine A. Nichols  41   Corporate Secretary (l)            1998


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

(b)  Ira  R.  Adler:  Mr. Adler joined TEP in 1986 as  Manager  of
Financial Planning. In 1987 he was elected as Vice President and Treasurer of TRI, one of TEP's investment subsidiaries, from which position he resigned in October 1988, when he was elected Treasurer of TEP. He was elected Vice President - Finance and Treasurer in July 1989 and was elected Senior Vice President and Chief Financial Officer in July 1990 and President of TRI and SRI in April 1992. He was named Senior Vice President, Chief Financial Officer and Treasurer of UniSource Energy in January 1998. Mr. Adler was named Executive Vice President of TEP in March 1998 and Executive Vice President of UniSource Energy in June 1998. In November 1998, Mr. Adler also became Chief Operating Officer - Generation. Prior to joining TEP, he was Vice President - Finance of US WEST Financial Services, Inc.

(c) Dennis R. Nelson: Mr. Nelson joined TEP as a staff attorney in 1976. He was manager of the Legal Department from 1985 to 1990. He was elected Vice President, General Counsel and Corporate Secretary in January 1991. He was named Vice President, General Counsel and Corporate Secretary of UniSource Energy in January
1998. Mr. Nelson was named Senior Vice President and General Counsel of TEP in November 1998. In December 1998 he was named Chief Operating Officer, Corporate Services of TEP.

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

(e)  Michael J.  DeConcini:   Mr. DeConcini joined TEP in 1988 and
served in various positions in finance, strategic planning and wholesale marketing. He was Manager of TEP's Wholesale Marketing Department in 1994, adding Product Development and Business Development in 1997. In November 1998, he was elected Vice Presidentof MEH, and elected Vice President - Strategic Planning of UniSource Energy in February 1999.

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

(g) Steven J. Glaser: Mr. Glaser joined TEP in 1990 as a Senior Attorney in charge of Regulatory Affairs. He was Manager of TEP's Legal department from 1992 to 1994, and Manager of Contracts and Wholesale Marketing from 1994 until elected Vice President -
Business Development. In 1995, he was named Vice President - Wholesale/Retail Pricing and System Planning. He was named Vice President - Energy Services in 1996 and Vice President - Rates and Regulatory Support and Utility Distribution Company Energy Services in November 1998.

(h) Thomas N. Hansen: Mr. Hansen joined TEP in December 1992 as Vice President - Power Production. Prior to joining TEP, Mr. Hansen was Century Power Corporation's Vice President - Operations from 1989 and Plant Manager at Springerville from 1987 through 1988. In 1994, he was named Vice President - Technical Services Advisor.

(i) Kevin P. Larson: Mr. Larson joined TEP in 1985 and thereafter held various positions in its finance department and at TEP's investment subsidiaries. In January 1991, he was elected Assistant Treasurer of TEP and named Manager of Financial Programs. He was elected Treasurer of TEP in August 1994 and Vice President in March 1997.

(j)  Vincent  Nitido,  Jr.:  Mr. Nitido  joined  TEP  as  a  staff
attorney  in  1991.   He  was promoted  to  Manager  of  the  Legal
Department in 1994, and elected Vice President and Assistant General Counsel in 1998.

(k) James Pyers: Mr. Pyers joined TEP in 1974 as a Supervisor. Thereafter, he held various supervisory positions and was promoted to Manager of Customer in Service Operations in February 1998. Mr. Pyers was elected Vice President - Utility Distribution Company Operations in November 1998.

(l) Catherine A. Nichols: Ms. Nichols joined TEP as a staff attorney in 1989. She was promoted to Manager of the Legal Department and elected Corporate Secretary in 1998. She assumed the additional role of Manager of the Human Resources Department in 1999.


ITEM 11. - EXECUTIVE COMPENSATION
-------------------------------------------------------------------

     Information  concerning  Executive  Compensation   will   be
contained under Executive Compensation and Other Information in the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 1999, which information is incorporated herein by reference.


ITEM  12.  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
-------------------------------------------------------------------
MANAGEMENT
-------------------------------------------------------------------

 GENERAL
 -------

     At February 24, 2000, UniSource Energy had outstanding 32,357,718 shares of Common Stock. As of February 24, 2000, the number of shares of Common Stock beneficially owned by all directors and officers of the Company as a group amounted to 1% of the outstanding Common Stock.

     At February 24, 2000, UniSource Energy owned all of the outstanding shares of common stock of TEP.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
 -----------------------------------------------

     Information concerning the security ownership of certain beneficial owners of UniSource Energy will be contained under Security Ownership of Certain Beneficial Owners in the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 1999, which information is incorporated herein by reference.

 SECURITY OWNERSHIP OF MANAGEMENT
 --------------------------------

     Information concerning the security ownership of the Directors and Executive Officers of UniSource Energy and TEP will be contained under Security Ownership of Management in the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 1999, which information is incorporated herein by reference.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------------

     None.

                              PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON
-------------------------------------------------------------------
FORM 8-K
-------------------------------------------------------------------

                                                              Page
                                                              ----
(a)  1.   Consolidated Financial Statements as of
          December 31, 1999 and 1998 and for Each
          of the Three Years in the Period Ended
          December 31, 1999.

          UniSource Energy Corporation
          ----------------------------
          Independent Auditors' Report                         42
          Report of Independent Accountants                    43
          Consolidated Statements of Income                    44
          Consolidated Statements of Cash Flows                45
          Consolidated Balance Sheets                          46
          Consolidated Statements of Capitalization            47
          Consolidated Statements of Changes in
          Stockholders' Equity                                 48
          Notes to Consolidated Financial Statements           54

          Tucson Electric Power Company
          -----------------------------
          Independent Auditors' Report                         42
          Report of Independent Accountants                    43
          Consolidated Statements of Income                    49
          Consolidated Statements of Cash Flows                50
          Consolidated Balance Sheets                          51
          Consolidated Statements of Capitalization            52
          Consolidated Statements of Changes in
          Stockholders' Equity                                 53
          Notes to Consolidated Financial Statements           54

     2.   Supplemental Consolidated Schedules for the Years
          Ended December 31, 1997 to 1999.


     Schedules I to V, inclusive, are omitted because they are not applicable or not required.

     3.   Exhibits.

     Reference is made to the Exhibit Index commencing on page 93

(b)  Reports on Form 8-K.

     UniSource Energy Corporation and Tucson Electric Power Company
     --------------------------------------------------------------
     - Form 8-K dated November 22, 1999 (filed December 2, 1999), reporting on approval of Settlement Agreement by the ACC.

     UniSource Energy Corporation
     ----------------------------
     - Form 8-K dated December 3, 1999 (filed December 6, 1999), reporting on declaration of divided payable to shareholders of UniSource Energy common stock.

                            SIGNATURES
                            ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                UNISOURCE ENERGY CORPORATION


Date:  March 8, 2000            By  /s/ Ira R. Adler
                                   ----------------------------
                                   IRA R. ADLER
                                   Executive Vice President
                                   and Principal Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 8, 2000               /s/ James S. Pignatelli*
                                   ----------------------------
                                   James S. Pignatelli
                                   Chairman of the Board, President
                                   and Principal Executive Officer


Date:  March 8, 2000               /s/ Ira R. Adler
                                   ----------------------------
                                   Ira R. Adler
                                   Executive Vice President, Principal
                                   Financial Officer and Director


Date:  March 8, 2000               /s/ Karen G. Kissinger*
                                   ----------------------------
                                   Karen G. Kissinger
                                   Principal Accounting Officer



Date:  March 8, 2000               /s/ Larry W. Bickle*
                                   -----------------------------
                                   Larry W. Bickle, Director



Date:  March 8, 2000               /s/ Elizabeth T.Bilby*
                                   -----------------------------
                                   Elizabeth T. Bilby, Director



Date:  March 8, 2000               /s/ Harold W.Burlingame*
                                   -----------------------------
                                   Harold W.Burlingame, Director



Date:  March 8, 2000               /s/ Jose L. Canchola*
                                   -----------------------------
                                   Jose L. Canchola,Director



Date:  March 8, 2000               /s/ John L. Carter*
                                   -----------------------------
                                   John L. Carter, Director



Date:  March 8, 2000               /s/ Daniel W. Fessler*
                                   -----------------------------
                                   Daniel W. Fessler, Director



Date:  March 8, 2000               /s/ John A. Jeter*
                                   -----------------------------
                                   John A. Jeter, Director



Date:  March 8, 2000               /s/ R. B. O'Rielly*
                                   -----------------------------
                                   R. B. O'Rielly, Director



Date:  March 8, 2000               /s/ Martha R. Seger*
                                   -----------------------------
                                   Martha R. Seger, Director



Date:  March 8, 2000               /s/ H. Wilson Sundt*
                                   -----------------------------
                                   H. Wilson Sundt, Director



Date:  March 8, 2000          By   /s/ Ira R. Adler
                                   -----------------------------
                                   Ira R. Adler
                                   as attorney-in-fact for each
                                   of the persons indicated

                            SIGNATURES
                            ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TUCSON ELECTRIC POWER COMPANY


Date:  March 8, 2000           By  /s/ Ira R. Adler
                                  -----------------------------
                                   IRA R. ADLER
                                   Executive Vice President and
                                   Principal Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 8, 2000               /s/ James S. Pignatelli*
                                   -----------------------------
                                   James S. Pignatelli
                                   Chairman of the Board, President
                                   and Principal Executive Officer



Date:  March 8, 2000               /s/ Ira R. Adler
                                   ----------------------------
                                   Ira R. Adler
                                   Executive Vice President, Principal
                                   Financial Officer and Director



Date:  March 8, 2000               /s/ Karen G. Kissinger*
                                   -----------------------------
                                   Karen G. Kissinger
                                   Principal Accounting Officer



Date:  March 8, 2000               /s/ Elizabeth T. Bilby*
                                   -----------------------------
                                   Elizabeth T. Bilby
                                   Director



Date:  March 8, 2000               /s/ Harold W. Burlingame*
                                   -----------------------------
                                   Harold W. Burlingame
                                   Director



Date:  March 8, 2000               /s/ John. L. Carter*
                                   -----------------------------
                                   John L. Carter
                                   Director



Date:  March 8, 2000               /s/ Daniel W. L. Fessler*
                                   -----------------------------
                                   Daniel W. L. Fessler
                                   Director



Date:  March 8, 2000               /s/ John A. Jeter*
                                   -----------------------------
                                   John A. Jeter
                                   Director



Date:  March 8, 2000               /s/ Martha R. Seger*
                                   -----------------------------
                                   Martha R. Seger
                                   Director



Date:  March 8, 2000           By  /s/ Ira R. Adler
                                   -----------------------------
                                   Ira R. Adler
                                   as attorney-in-fact for each
                                   of the persons indicated

                            EXHIBIT INDEX
                            -------------

*2(a)    --  Agreement and Plan of Exchange, dated as of March 20, 1995, between TEP, UniSource Energy and NCR  Holding, Inc.

*3(a)    --  Restated  Articles of Incorporation of  TEP,  filed
             with  the  ACC on August 11, 1994, as amended by Amendment to  Article  Fourth of the Company's Restated Articles  of
             Incorporation, filed with the ACC on May 17, 1996.   (Form
             10-K  for  year  ended  December 31,  1996,  File  No.  1-
             5924-Exhibit 3(a).)

*3(b)    --  Bylaws of TEP, as amended May 20, 1994.  (Form 10-Q for the  quarter ended June 30, 1994, File  No.  1-5924--
             Exhibit 3.)

*3(c)    --  Amended  and Restated Articles of Incorporation  of
             UniSource  Energy.  (Form 8-A/A, dated January  30,  1998,
             File No. 1-13739-Exhibit 2(a).)

*3(d)    --  Bylaws of UniSource Energy, as amended December 11,
             1997. (Form  8-A, dated December 23, 1997, File  No.  1-
             13739-Exhibit 2(b).)

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

*4(a)(30)--  Twenty-ninth Supplemental Indenture,  dated  as  of
             December  1, 1992.  (Form S-1, Registration No. 33-55732--
             Exhibit 4(a)(30).)

*4(a)(31)--  Thirtieth  Supplemental  Indenture,  dated  as  of
             December  1, 1992.  (Form S-1, Registration No. 33-55732--
             Exhibit 4(a)(31).)

*4(a)(32)--  Thirty-first Supplemental Indenture,  dated  as  of
             May 1, 1996. (Form 10-K for the year ended December 31, 1996, File No. 1-5924-Exhibit 4(a)(32).)

*4(a)(33)--  Thirty-second Supplemental Indenture, dated  as  of
             May 1, 1996. (Form 10-K for the year ended December 31, 1996, File No. 1-5924-Exhibit 4(a)(33).)

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

*4(b)(3) --  Amended  and  Restated Installment  Sale  Agreement
             dated as of April 1, 1997, between the City of Farmington, New Mexico and TEP relating to Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company San Juan Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924--Exhibit 4(a).)

*4(b)(4) --  City  of Farmington, New Mexico Ordinance  No.  97-
             1055, adopted April 17, 1997, authorizing Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company San Juan Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924--Exhibit 4(b).)

*4(c)(1) --  Loan  Agreement,  dated  as  of  October  1,  1982, between the Pima County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development
             Revenue  Bonds,  1982  Series  A  (Tucson  Electric  Power
             Company Irvington Project). (Form 10-Q for quarter ended September 30, 1982, File No. 1-5924--Exhibit 4(a).)

*4(c)(2) --  Indenture  of Trust, dated as of October  1,  1982, between the Pima County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form 10-Q for quarter ended September 30, 1982, File No. 1-5924--Exhibit 4(b).)

*4(c)(3) --  First  Supplemental  Loan Agreement,  dated  as  of
             March 31, 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form S-4, Registration No. 33-52860--Exhibit 4(h)(3).)

*4(c)(4) --  First Supplemental Indenture of Trust, dated as  of
             March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Irvington Project). (Form S-4, Registration No. 33-52860--
             Exhibit 4(h)(4).)

*4(d)(1) --  Loan  Agreement,  dated as  of  December  1,  1982, between the Pima County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development
             Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for year ended December 31, 1982, File No. 1-5924--Exhibit 4(k)(1).)

*4(d)(2) --  Indenture of Trust, dated as of December  1,  1982, between the Pima County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for year ended December 31, 1982, File No. 1-5924--Exhibit 4(k)(2).)

*4(d)(3) --  First  Supplemental  Loan Agreement,  dated  as  of
             March 31, 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860--Exhibit 4(i)(3).)

*4(d)(4) --  First Supplemental Indenture of Trust, dated as  of
             March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860--Exhibit 4(i)(4).)

*4(e)(1) --  Loan  Agreement,  dated as  of  December  1,  1983, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development
             Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(l)(1).)

*4(e)(2) --  Indenture of Trust, dated as of December  1,  1983, between the Apache County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(l)(2).)

*4(e)(3) --  First  Supplemental  Loan Agreement,  dated  as  of
             December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(k)(3).)

*4(e)(4) --  First  Supplemental Indenture, dated as of December
             1,  1985,  between the Apache County Authority and  Morgan
             Guaranty   relating  to  Floating  Rate   Monthly   Demand
             Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(k)(4).)

*4(e)(5) --  Second  Supplemental Loan Agreement,  dated  as  of
             March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(k)(5).)

*4(e)(6) --  Second Supplemental Indenture of Trust, dated as of
             March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(k)(6).)

*4(f)(1) --  Loan  Agreement,  dated as  of  December  1,  1983, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(m)(1).)

*4(f)(2) --  Indenture of Trust, dated as of December  1,  1983, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(m)(2).)

*4(f)(3) --  First  Supplemental  Loan Agreement,  dated  as  of
             December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(l)(3).)

*4(f)(4) --  First  Supplemental Indenture, dated as of December
             1,  1985,  between the Apache County Authority and  Morgan
             Guaranty   relating  to  Floating  Rate   Monthly   Demand
             Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(l)(4).)

*4(f)(5) --  Second  Supplemental Loan Agreement,  dated  as  of
             March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(l)(5).)

*4(f)(6) --  Second Supplemental Indenture of Trust, dated as of
             March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(l)(6).)

*4(g)(1) --  Loan  Agreement,  dated as  of  December  1,  1983, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(n)(1).)

*4(g)(2) --  Indenture of Trust, dated as of December  1,  1983, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924--Exhibit 4(n)(2).)

*4(g)(3) --  First  Supplemental  Loan Agreement,  dated  as  of
             December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(m)(3).)

*4(g)(4) --  First  Supplemental Indenture, dated as of December
             1,  1985,  between the Apache County Authority and  Morgan
             Guaranty   relating  to  Floating  Rate   Monthly   Demand
             Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924--Exhibit 4(m)(4).)

*4(g)(5) --  Second  Supplemental Loan Agreement,  dated  as  of
             March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(m)(5).)

*4(g)(6) --  Second Supplemental Indenture of Trust, dated as of
             March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860--Exhibit 4(m)(6).)

*4(h)    --  Reimbursement   Agreement,   dated  as  of  September  15,
             1981,  as  amended, between TEP and Manufacturers  Hanover
             Trust Company. (Form 10-K for the year ended December  31,
             1984, File No. 1-5924--Exhibit 4(o)(4).)

*4(i)(1) --  Loan   Agreement,  dated  as   of  December   1,  1985,
             between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds,
             1985 Series A (Tucson Electric Power Company Springerville
             Project). (Form 10-K for the year ended December 31, 1985,
             File No. 1-5924---Exhibit 4(r)(1).)

*4(i)(2) --  Indenture of Trust, dated as of December  1,  1985, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924--Exhibit 4(r)(2).)

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

*4(j)(1) --  Warrant Agreement and Form of Warrant, dated as  of
             December 15, 1992.  (Form S-1, Registration No. 33-55732--
             Exhibit 4(q).)

* 4(j)(2)--  Form of Warrant Agreement relating to the UniSource
             Energy Warrants, dated as of August 4, 1998. (Form S-4, Registration Statement No. 333-60809--Exhibit 4(a)).

*4(k)(1) --  Indenture of Mortgage and Deed of Trust dated as of
             December  1,  1992,  to  Bank of Montreal  Trust  Company,
             Trustee.   (Form  S-1, Registration No.  33-55732--Exhibit
             4(r)(1).)

*4(k)(2) --  Supplemental Indenture No. 1 creating a  series  of bonds designated Second Mortgage Bonds, Collateral Series A, dated as of December 1, 1992. (Form S-1, Registration No. 33-55732--Exhibit 4(r)(2).)

*4(k)(3) --  Supplemental Indenture No. 2 creating a  series  of bonds designated Second Mortgage Bonds, Collateral Series B, dated as of December 1, 1997. (Form 10-K for year ended December 31, 1997, File No. 1-5924 -- Exhibit 4(m)(3).)

*4(k)(4) --  Supplemental Indenture No. 3 creating a  series  of bonds designated Second Mortgage Bonds, Collateral Series, dated as of August 1, 1998. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 -- Exhibit 4(c).)

*4(l)(1) --  Loan  Agreement, dated as of April 1, 1997, between
             Coconino County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924-Exhibit 4(c).)

*4(l)(2) --  Indenture  of  Trust, dated as of  April  1,  1997, between Coconino County, Arizona Pollution Control Corporation and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924-Exhibit 4(d).)

*4(m)(1) --  Loan  Agreement, dated as of April 1, 1997, between
             Coconino County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 1997 Series B (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924-Exhibit 4(e).)

*4(m)(2) --  Indenture  of  Trust, dated as of  April  1,  1997, between Coconino County, Arizona Pollution Control Corporation and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1997 Series B (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924-Exhibit 4(f).)

*4(n)(1) --  Loan  Agreement,  dated as of September  15,  1997, between The Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924-Exhibit 4(a).)

*4(n)(2) --  Indenture of Trust, dated as of September 15, 1997, between The Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924-Exhibit 4(b).)

*4(o)(1) --  Loan  Agreement,  dated as of September  15,  1997, between The Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924-Exhibit 4(c).)

*4(o)(2) --  Indenture of Trust, dated as of September 15, 1997, between The Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924-Exhibit 4(d).)

*4(p)(1) --  Loan  Agreement,  dated as of September  15,  1997, between The Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924-Exhibit 4(e).)

*4(p)(2) --  Indenture of Trust, dated as of September 15, 1997, between The Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924-Exhibit 4(f).)

*4(q)(1) --  Loan  Agreement, dated as of March  1,  1998,
             between The Industrial Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 - Exhibit 4(a).)

*4(q)(2) --  Indenture of Trust, dated as of March 1, 1998,
             between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 - Exhibit 4(b).)

*4(r)(1) --  Loan  Agreement, dated as of March  1,  1998,
             between The Industrial Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 - Exhibit 4(c).)

*4(r)(2) --  Indenture of Trust, dated as of March 1, 1998,
             between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 - Exhibit 4(d).)

*4(s)(1) --  Loan  Agreement, dated as of March  1,  1998,
             between The Industrial Development Authority of the County of Apache and TEP relating to Industrial Development Revenue Bonds, 1998 Series C (Tucson Electric Power
             Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 - Exhibit 4(e).)

*4(s)(2) --  Indenture of Trust, dated as of March 1, 1998,
             between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Industrial Development Revenue
             Bonds, 1998 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 - Exhibit 4(f).)

*4(t)(1) --  Indenture  of  Trust, dated as of August  1,  1998, between TEP and the Bank of Montreal Trust Company. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924
             - Exhibit 4(d).)

*4(u)(1) --  Rights Agreement dated as of March 5, 1999, between
             UniSource Energy Corporation and The Bank of New York, as Rights Agent. (Form 8-K dated March 5, 1999, File No. 1-13739 - Exhibit 4.)

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

*10(a)(4)--  Tax  Indemnity Agreements, dated as of December  1,
             1984, between General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and J. C. Penney Company, Inc., each as Beneficiary under a separate Trust Agreement dated December 1, 1984, with United States Trust of New York as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee, Lessor, and Valencia, Lessee, and TEP, Indemnitors. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 --Exhibit 10(d)(4).)

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

*10(a)(10)-- Amendment No. 4, dated June 1, 1986, to the Lease
             Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--
             Exhibit 10(e)(10).)

*10(a)(11)-- Lease Amendment No. 5 and Supplement No. 2, to the
             Lease Agreement, dated July 1, 1986, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J. C. Penney as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(11).)

*10(a)(12)-- Lease  Amendment No. 5, to the  Lease  Agreement,
             dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas
             Zakrzewski as Co-Trustee and General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(12).)

*10(a)(13)-- Lease  Amendment No. 5, to the  Lease  Agreement,
             dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(13).)

*10(a)(14)-- Lease  Amendment No. 6, to the  Lease  Agreement,
             dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J. C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924--Exhibit 10(f)(14).)

*10(a)(15)-- Lease Supplement No. 1, dated December 31, 1984, to
             Lease Agreements, dated December 1, 1984, between Valencia, as Lessee and United States Trust Company of New York and Thomas B. Zakrzewski, as Owner Trustee and Co-Trustee, respectively (document filed relates to General Foods Credit Corporation; documents relating to Harvey Hubbel Financial, Inc. and JC Penney Company, Inc. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860--Exhibit 10(f)(15).)

*10(a)(16)-- Amendment No. 1, dated June 1, 1986, to the General
             Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 --Exhibit 10(e)(12).)

*10(a)(17)-- Amendment No. 1, dated June 1, 1986, to the General
             Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(13).)

*10(a)(18)-- Amendment No. 1, dated June 1, 1986, to the General
             Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(14).)

*10(a)(19)-- Amendment No. 2, dated as of July 1, 1986, to  the
             General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(19).)

*10(a)(20)-- Amendment No. 2, dated as of June 1, 1987, to  the
             General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers
             Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(20).)

*10(a)(21)-- Amendment No. 2, dated as of June 1, 1987, to  the
             General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(21).)

*10(a)(22)-- Amendment No. 3, dated as of June 1, 1987, to  the
             General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(22).)

*10(a)(23)-- Supplemental Tax Indemnity Agreement, dated July 1,
             1986, between J. C. Penney Company, Inc., as Owner Participant, and Valencia and TEP, as Indemnitors. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 --Exhibit 10(e)(15).)

*10(a)(24)-- Supplemental General Indemnity Agreement, dated as of  July  1, 1986, among Valencia and TEP, as Indemnitors,
             J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924--Exhibit 10(e)(16).)

*10(a)(25)-- Amendment No. 1, dated as of June 1, 1987, to  the
             Supplemental General Indemnity Agreement, dated as of July 1, 1986, among Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers
             Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(25).)

*10(a)(26)-- Valencia  Agreement, dated as of June  30,  1992, among TEP, as Guarantor, Valencia, as Lessee, Teachers Insurance and Annuity Association of America, as Loan Participant, Marine Midland Bank, N.A., as Indenture Trustee, United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee, and the Owner Participants named therein relating to the Restructuring of Valencia's lease of the coal-handling facilities at the Springerville Generating Station. (Form S-4, Registration No. 33-52860--Exhibit 10(f)(26).)

*10(a)(27)-- Amendment, dated as of December 15, 1992, to  the
             Lease Agreements, dated December 1, 1984, between Valencia, as Lessee, and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form S-1, Registration No. 33-55732--Exhibit 10(f)(27).)

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

10(b)(8) --  Amendment No. 2, dated as of December  1,  1999,  to
             Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner
             Trustee and Co-Trustee, respectively, under a Trust Agreement with Philip Morris Capital Corporation as Owner Participant.

10(b)(9) --  Amendment No. 2, dated as of December  1,  1999,  to
             Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner
             Trustee  and  Co-Trustee,  respectively,  under  a   Trust
             Agreement with IBM Credit Financing Corporation  as  Owner
             Participant.

10(b)(10)--  Amendment No. 2, dated as of December  1,  1999,  to
             Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner
             Trustee and Co-Trustee, respectively, under a Trust Agreement with Emerson Finance Co. as Owner Participant.

10(b)(11)--  Amendment No. 2, dated as of December 1, 1999, to Tax
             Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Philip Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor.

10(b)(12)--  Amendment No. 2, dated as of December 1, 1999, to Tax
             Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and IBM Credit Financing Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor.

10(b)(13)--  Amendment No. 2, dated as of December 1, 1999, to Tax
             Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Emerson Finance Co. as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor.

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

*10(c)(10)-- Supplemental Indenture No. 1, dated as of December
             1,  1991,  between  the Pima County Authority  and  Morgan
             Guaranty relating to Industrial Lease Development Obligation Revenue Project). (Form 10-K for the year ended December 31, 1991, File No. 1-5924--Exhibit 10(I)(11).)

*10(c)(11)-- Restructuring Commitment Agreement, dated  as  of
             June 30, 1992, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and Morgan Guaranty, as Indenture Trustee and Refunding Trustee, relating to the restructuring of the Registrant's lease of Unit 4 at the Irvington Generating Station. (Form S-4, Registration No. 33-52860--
             Exhibit 10(i)(12).)

*10(c)(12)-- Amendment No. 1, dated as of December 15, 1992, to
             Amended and Restated Participation Agreement, dated as of November 15, 1987, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, Financial Security Assurance Inc., as Surety, and Morgan Guaranty, as Indenture Trustee. (Form S-1, Registration No. 33-55732--Exhibit 10(h)(12).)

*10(c)(13)-- Amended and Restated Lease, dated as of  December
             15, 1992, between TEP, as Lessee and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732--Exhibit 10(h)(13).)

*10(c)(14)-- Amended and Restated Tax Indemnity Agreement, dated as  of December 15, 1992, between TEP, as Lessee, and Ford
             Motor  Credit Company, as Owner Participant.   (Form  S-1,
             Registration No. 33-55732--Exhibit 10(h)(14).)

*10(d)   --  Power  Sale Agreement for the years 1990  to  2011,
             dated  as  of March 10, 1988, between TEP and  Salt  River
             Project Agricultural Improvement and Power District. (Form
             10-K for the year ended December 31, 1987, File No. 1-5924
             --Exhibit 10(k).)

+*10(e)(1)-- Employment Agreements between TEP and currently in effect with Ira R. Adler, Michael DeConcini, Thomas A. Delawder, Steven J. Glaser, Thomas N. Hansen, Karen G. Kissinger, Kevin P. Larson, Dennis R. Nelson, Catherine
             A. Nichols, Vincent Nitido, James S. Pignatelli, James Pyers and Romano Salvatori. (Form 10-K for the year ended December 31, 1996, File No. 1-5924-Exhibit 10(g)(1).)

+*10(e)(2)-- Employment  Agreement  between  TEP  and  Romano
             Salvatori.   (Form  10-K for the year ended  December  31,
             1996, File No. 1-5924-Exhibit 10(g)(2).)

*10(e)(3)--  Letter, dated February 25, 1992, from Dr. Martha R.
             Seger to TEP and Capital Holding Corporation. (Form S-4, Registration No. 33-52860--Exhibit 10(k)(4).)

+*10(e)(4)-- Amendment  No.  1 to Employment  Agreement  among
             Romano Salvatori, TEP and Nations Energy Corporation. (Form 10-K for the year ended December 31, 1997, File Nos. 1-5924 and 1-13739-Exhibit 10(e)(4).)

+*10(e)(5)-- Amendment No. 1 to Amended and Restated Employment
             Agreement between TEP and currently in effect with Ira R. Adler, Michael DeConcini, Thomas A. Delawder, Steven J. Glaser, Thomas N. Hansen, Karen G.Kissinger, Kevin P. Larson, Dennis R. Nelson, Catherine A. Nichols, Vincent Nitido, James S. Pignatelli, James Pyers and Romano Salvatori. (Form 10-K for the year ended December 31, 1997, File Nos. 1-5924 and 1-13739-Exhibit 10(e)(5).).

*10(f)   --  Power Sale Agreement, dated April 29, 1988, for the
             dates of May 16, 1990 to December 31, 1995, between TEP and Nevada Power Company. (Form 10-K for the year ended
             December 31, 1988, File No 1-5924--Exhibit 10(m)(2).)

*10(g)   --  Participation Agreement, dated as of June 30, 1992,
             among  TEP, as Lessee, various parties thereto,  as  Owner
             Wilmington  Trust Company and William J.  Wade,  as  Owner
             Trustee and Co-Trustee, respectively, and LaSalle National
             Bank, as Indenture Trustee relating to TEP's lease of Springerville Unit 1. (Form S-1, Registration No. 33-
             55732--Exhibit 10(u).)

*10(h)   --  Lease  Agreement, dated as of  December  15,  1992,
             between  TEP, as Lessee and Wilmington Trust  Company  and
             William   J.   Wade,  as  Owner  Trustee  and  Co-Trustee,
             respectively, as Lessor.  (Form S-1, Registration No.  33-
             55732--Exhibit 10(v).)

*10(i)   --  Tax Indemnity Agreements, dated as of December  15,
             1992, between the various Owner Participants parties thereto and TEP, as Lessee. (Form S-1, Registration No.
             33-55732, Exhibit 10(w).)

*10(j)   --  Restructuring Agreement, dated as  of  December  1,
             1992, between TEP and Century Power Corporation.  (Form S-
             1, Registration No. 33-55732--Exhibit 10(x).)

*10(k)   --  Voting  Agreement, dated as of December  15,  1992,
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

*10(m)   --  Credit  Agreement dated as of  December  30,  1997,
             among   TEP,   Toronto   Dominion   (Texas),   Inc.,    as
             Administrative Agent, The Bank of New York, as Syndication
             Agent, Societe Generale, as Documentation Agent, the lenders party hereto, and the issuing banks party hereto.
             (Form  10-K for year ended December 31, 1997, File No.  1-
             5924-Exhibit 10(m).)

+*10(n)  --  1994  Omnibus Stock and Incentive Plan of UniSource
             Energy.   (Form S-8 dated January 6, 1998, File  No.  333-
             43767.)

+*10(o)  --  1994   Outside  Director  Stock  Option  Plan   of
             UniSource  Energy.  (Form S-8 dated January 6, 1998,  File
             No. 333-43765.)

+*10(p)  --  Management and Directors Deferred Compensation Plan
             of UniSource Energy. (Form S-8 dated January 6, 1998, File No. 333-43769.)

+*10(q)  --  TEP  Supplemental Retirement Account for Classified
             Employees.   (Form S-8 dated May 21, 1998, File  No.  333-
             53309.)

+*10(r)  --  TEP  Triple Investment Plan for Salaried Employees.
             (Form S-8 dated May 21, 1998, File No. 333-53333.)

+*10(s)  --  UniSource Energy Management and Directors  Deferred
             Compensation Plan.  (Form S-8 dated May 21, 1998, File No.
             333-53337.)

11       --  Statement   re   computation   of    per    share
             earnings-UniSource Energy.

12       --  Computation of Ratio of Earnings to Fixed Charges--
             TEP.

21       --  Subsidiaries of the Registrants.

23(a)    --  Consents of experts (PricewaterhouseCoopers).

23(b)    --  Consents of experts (Deloitte & Touche).

24(a)    --  Power of Attorney-UniSource Energy.

24(b)    --  Power of Attorney--TEP.

27(a)    --  Financial Data Schedule-UniSource Energy.

27(b)    --  Financial Data Schedule--TEP.

(*)Previously  filed  as  indicated  and  incorporated  herein   by
reference.
(+)Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(b)(10)(iii) of Regulation S-K.