Form 10-Q
period 2001-06-30
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2001-08-14
CIK 100122, 941138

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

  (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended June 30, 2001

                                    OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.



                    Registrant; State of
   Commission       Incorporation; Address;               IRS Employer
   File Number      and Telephone Number                  Identification Number
  ------------      -----------------------               ---------------------

   1-13739          UNISOURCE ENERGY CORPORATION             86-0786732
                    (An Arizona Corporation)
                    One South Church Avenue, Suite 100
                    Tucson, AZ  85701
                    (520) 571-4000

   1-5924           TUCSON ELECTRIC POWER COMPANY            86-0062700
                    (An Arizona Corporation)
                    One South Church Avenue, Suite 100
                    Tucson, AZ  85701
                    (520) 571-4000


     Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No ___

     At August 6, 2001, 33,453,297 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock) were outstanding.

     UniSource Energy Corporation is the holder of 32,139,434 shares of the outstanding common stock of Tucson Electric Power Company.

---------------------------------------------------------------------------

This combined Form 10-Q is separately filed by UniSource Energy Corporation and Tucson Electric Power Company. Information contained in this document relating to Tucson Electric Power Company is filed by UniSource Energy Corporation and separately by Tucson Electric Power Company on its own behalf. Tucson Electric Power Company makes no representation as to information relating to UniSource Energy Corporation or its subsidiaries, except as it may relate to Tucson Electric Power Company.


                              TABLE OF CONTENTS

                                                                        Page
                                                                        ----
Definitions............................................................. iv
Report of Independent Accountants.........................................1

PART I - FINANCIAL INFORMATION

Item 1. -- Financial Statements
  UniSource Energy Corporation
    Comparative Condensed Consolidated Statements of Income...............2
    Comparative Condensed Consolidated Statements of Cash Flows...........3
    Comparative Condensed Consolidated Balance Sheets.....................4
    Condensed Consolidated Statement of Changes in
      Stockholders' Equity................................................5
  Tucson Electric Power Company
    Comparative Condensed Consolidated Statements of Income ..............6
    Comparative Condensed Consolidated Statements of Cash Flows...........7
    Comparative Condensed Consolidated Balance Sheets.....................8
    Condensed Consolidated Statement of Changes in
      Stockholders' Equity................................................9
  Notes to Condensed Consolidated Financial Statements
  Note 1. Regulatory Accounting..........................................10
  Note 2. Accounting for Derivative Instruments and Hedging
            Activities...................................................10
  Note 3. Millennium Energy Businesses...................................11
  Note 4. Business Segments..............................................14
  Note 5. Commitments and Contingencies..................................15
  Note 6. Wholesale Accounts Receivable and Allowances...................15
  Note 7. Income Taxes...................................................17
  Note 8. Review by Independent Accountants..............................18
  Note 9. Reclassifications..............................................18

Item 2. -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations
  Overview...............................................................19
  Factors Affecting Results of Operations
    Competition
      Retail.............................................................20
      Wholesale..........................................................21
    Western Energy Markets...............................................22
    Regulatory Matters...................................................25
    Market Risks.........................................................25
    Fuel Supply..........................................................27
    Future Generating Resources..........................................27
  Results of Operations..................................................28
  Results of Millennium Energy Businesses................................31
  Dividends on Common Stock..............................................32
  Liquidity and Capital Resources
    Cash Flows
      UniSource Energy...................................................33
      TEP................................................................33

                                 TABLE OF CONTENTS
                                   (concluded)


  Investing and Financing Activities
      UniSource Energy...................................................34
      TEP................................................................34
      Millennium -- Unregulated Energy Businesses........................35
  Safe Harbor for Forward-Looking Statements.............................36

Item 3. -- Quantitative and Qualitative Disclosures About
  Market Risk............................................................37

PART II - OTHER INFORMATION

Item 1. -- Legal Proceedings.............................................38
Item 4. -- Submission of Matters to a Vote of Security Holders...........38
Item 5. -- Other Information
  Additional Financial Data..............................................38
Item 6. -- Exhibits and Reports on Form 8-K..............................39
Signature Page...........................................................40
Exhibit Index............................................................41

                                  DEFINITIONS

The abbreviations and acronyms used in the 2001 Second Quarter Form 10-Q are defined below:
------------------------------------------------------------------------------

ACC........................  Arizona Corporation Commission.
ACC Holding Company Order..  The order approved by the ACC in November 1997 allowing TEP to form a holding company.
AISA.......................  Arizona Independent Scheduling Administrator
                               Association, a temporary organization required
                               by the ACC Retail Electric Competition Rules.
ALJ........................  FERC Administrative Law Judge.
AMT........................  Alternative Minimum Tax.
CDWR.......................  California Department of Water Resources.
CISO.......................  California Independent System Operator.
Common Stock...............  UniSource Energy's common stock, without par value.
Company or UniSource
  Energy...................  UniSource Energy Corporation.
Cooling Degree Days..........Calculated  by  subtracting  75 from the average of high and low daily temperatures.
CPX........................  California Power Exchange.
Credit Agreement...........  Credit Agreement between TEP and the banks, dated as of December 30, 1997.
Desert STAR................  The ISO formed in the southwestern United States, in which TEP is a participant.
ESP........................  Energy Service Provider.
FAS 71.....................  Statement of Financial Accounting Standards
                               No. 71: Accounting for the Effects of Certain Types of Regulation.
FAS 133....................  Statement of Financial Accounting Standards
                               No. 133: Accounting for Derivative Instruments and Hedging Activities.
FERC.......................  Federal Energy Regulatory Commission.
First Mortgage Bonds.......  First mortgage bonds issued under the First
                               Mortgage Indenture, dated as of April 1, 1941,
                               of Tucson Gas, Electric Light and Power Company to the Chase National Bank of the City of New York, as trustee, as supplemented and amended.
GAAP.......................  Generally Accepted Accounting Principles.
GES........................  Global Energy Solutions, Inc., a majority-owned subsidiary of Millennium, which owns 100% of
                               Global Solar and Infinite Power Solutions.
Global Solar...............  Global Solar Energy, Inc., a wholly-owned subsidiary of GES, which develops and
                               manufactures thin-film photovoltaic cells.
Heating Degree Days........  Calculated by subtracting the average of the high and low daily temperatures from 65.
Infinite Power Solutions...  Infinite Power Solutions, Inc., a wholly-owned subsidiary of GES, which develops thin-film
                               batteries.            .
INICA........................INICA, Inc., formerly ITN Energy Systems, Inc., a
                               Colorado Corporation.
IRS........................  Internal Revenue Service.
ISO........................  Independent System Operator.
ITC........................  Investment tax credit.
kWh........................  Kilowatt-hour(s).
MEH........................  MEH Corporation, a wholly-owned subsidiary of
                               Millennium, which formerly held a 50% interest
                               in NewEnergy.
MicroSat...................  MicroSat Systems, Inc. a company owned 49% by
                               Millenium and 51% by INICA, which was formed to develop and commercialize small-scale satellites.
Millennium.................  Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MW.........................  Megawatt(s).
MWh........................  Megawatt-hour(s).
Nations Energy.............  Nations Energy Corporation, a wholly-owned subsidiary of Millennium, and holder of interests in independent power projects in Curacao and Panama.
NewEnergy..................  NewEnergy, Inc., formerly New Energy Ventures,
                               Inc., a company in which a 50% interest was owned by MEH.
NOL........................  Net Operating Loss carryback or carryforward for income tax purposes.
NTUA.......................  Navajo Tribal Utility Authority.

                                  DEFINITIONS
                                  (concluded)

PDES.......................  Phelps Dodge Energy Services.
PG&E.......................  Pacific Gas and Electric Company.
Revolving Credit
  Facility.................  $100 million revolving credit facility entered into under the Credit Agreement between a
                               syndicate of banks and TEP.
RTO........................  Regional Transmission Organization.
Rules......................  The ACC Retail Electric Competition Rules.
SCE........................  Southern California Edison Company.
Settlement Agreement.......  TEP's Settlement Agreement approved by the ACC in
                               November 1999 which provided for electric retail competition and transition asset recovery
Springerville..............  Springerville Generating Station.
Springerville Common
  Facilities...............  Facilities at Springerville used in common with
                               Springerville Unit 1 and Springerville Unit 2.
Springerville Unit 1.......  Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Lease.  Leveraged lease arrangement relating to
                               Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
TEP........................  Tucson  Electric Power Company, the principal subsidiary of UniSource Energy.
UniSource Energy...........  UniSource Energy Corporation.

               REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company

We have reviewed the accompanying condensed consolidated balance sheets of UniSource Energy Corporation and its subsidiaries (the Company) and of Tucson Electric Power Company and its subsidiaries (TEP) as of June 30, 2001, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of stockholders' equity for the six-month period ended June 30, 2001, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets and statements of capitalization of the Company and of TEP as of December 31, 2000, and the related consolidated statements of income, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 1, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.


PricewaterhouseCoopers LLP
Los Angeles, California
August 8, 2001

                        PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The weather causes seasonal fluctuations in UniSource Energy's sales. As a result, quarterly results are not indicative of annual operating results. The quarterly financial statements that follow are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. This quarterly report should be reviewed in conjunction with UniSource Energy's 2000 Form 10-K.


UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                             June 30,
                                                         2001        2000
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Electric Retail Sales                                $171,667    $172,891
 Electric Wholesale Sales                              226,206      61,182
 Net Unrealized Gain on Forward Electric Sales and
  Purchases                                              4,477           -
 Other                                                   4,265       2,402
---------------------------------------------------------------------------
    Total Operating Revenues                           406,615     236,475
---------------------------------------------------------------------------
Operating Expenses
 Fuel                                                   65,142      49,960
 Purchased Power                                       179,609      48,298
 Other Operations                                       38,033      30,065
 Maintenance and Repairs                                13,989      15,350
 Depreciation and Amortization                          29,352      27,761
 Amortization of Transition Recovery Asset               5,491       4,679
 Taxes Other Than Income Taxes                          11,963      12,512
 Income Taxes                                           10,449      (3,237)
---------------------------------------------------------------------------
    Total Operating Expenses                           354,028     185,388
---------------------------------------------------------------------------
      Operating Income                                  52,587      51,087
---------------------------------------------------------------------------
Other Income (Deductions)
 Income Taxes                                             (223)     (1,442)
 Interest Income                                         3,812       3,252
 Other Income (Deductions)                              (2,676)         82
---------------------------------------------------------------------------
    Total Other Income (Deductions)                        913       1,892
---------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                         15,904      17,155
 Interest on Capital Leases                             22,682      23,286
 Other Interest Expense                                  1,660       1,879
---------------------------------------------------------------------------
    Total Interest Expense                              40,246      42,320
---------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change    13,254      10,659

Cumulative Effect of Accounting Change - Net of Tax          -           -
---------------------------------------------------------------------------
Net Income                                            $ 13,254    $ 10,659
===========================================================================

Average Shares of Common Stock Outstanding (000)        33,342      32,389
===========================================================================

Basic Earnings per Share
 Income Before Cumulative Effect of Accounting Change $   0.40    $   0.33
 Cumulative Effect of Accounting Change - Net of Tax         -           -
 Net Income                                           $   0.40    $   0.33
===========================================================================
Diluted Earnings per Share
 Income Before Cumulative Effect of Accounting Change $   0.39    $   0.32
 Cumulative Effect of Accounting Change - Net of Tax         -           -
 Net Income                                           $   0.39    $   0.32
===========================================================================
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Six Months Ended
                                                             June 30,
                                                         2001       2000
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Electric Retail Sales                                $306,344    $304,181
 Electric Wholesale Sales                              369,893     105,962
 Net Unrealized Gain on Forward Electric Sales and
  Purchases                                              7,169           -
 Other                                                   6,874       3,811
---------------------------------------------------------------------------
    Total Operating Revenues                           690,280     413,954
---------------------------------------------------------------------------
Operating Expenses
 Fuel                                                  136,093      93,509
 Purchased Power                                       225,981      65,289
 Other Operations                                       78,457      61,830
 Maintenance and Repairs                                26,168      23,694
 Depreciation and Amortization                          58,050      55,218
 Amortization of Transition Recovery Asset               7,837       5,582
 Taxes Other Than Income Taxes                          23,836      24,925
 Income Taxes                                           24,021      (5,235)
---------------------------------------------------------------------------
    Total Operating Expenses                           580,443     324,812
---------------------------------------------------------------------------
      Operating Income                                 109,837      89,142
---------------------------------------------------------------------------
Other Income (Deductions)
 Income Taxes                                           (1,467)     (1,728)
 Interest Income                                         7,727       6,486
 Other Income (Deductions)                              (3,860)      1,782
---------------------------------------------------------------------------
    Total Other Income (Deductions)                      2,400       6,540
---------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                         31,676      34,029
 Interest on Capital Leases                             45,388      46,552
 Other Interest Expense                                  3,124       4,200
---------------------------------------------------------------------------
    Total Interest Expense                              80,188      84,781
---------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change    32,049      10,901

Cumulative Effect of Accounting Change - Net of Tax        470           -
---------------------------------------------------------------------------
Net Income                                            $ 32,519    $ 10,901
===========================================================================

Average Shares of Common Stock Outstanding (000)        33,304      32,382
===========================================================================

Basic Earnings per Share
 Income Before Cumulative Effect of Accounting Change $   0.97    $   0.34
 Cumulative Effect of Accounting Change - Net of Tax  $   0.01           -
 Net Income                                           $   0.98    $   0.34
===========================================================================
Diluted Earnings per Share
 Income Before Cumulative Effect of Accounting Change $   0.94    $   0.33
 Cumulative Effect of Accounting Change - Net of Tax  $   0.01           -
 Net Income                                           $   0.95    $   0.33
===========================================================================
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                             June 30,
                                                         2001       2000
                                                            (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales            $321,752    $315,796
  Cash Receipts from Electric Wholesale Sales          355,693      86,296
  Fuel Costs Paid                                     (143,176)    (88,126)
  Purchased Power Costs Paid                          (181,888)    (51,011)
  Wages Paid, Net of Amounts Capitalized               (36,876)    (33,070)
  Payment of Other Operations and Maintenance Costs    (71,987)    (50,061)
  Capital Lease Interest Paid                          (42,474)    (47,551)
  Taxes Paid, Net of Amounts Capitalized               (51,233)    (48,329)
  Interest Paid, Net of Amounts Capitalized            (33,145)    (36,541)
  Income Taxes Paid                                    (15,175)         (3)
  Interest Received                                      7,819       6,676
  Other                                                  5,145       3,880
---------------------------------------------------------------------------
    Net Cash Flows - Operating Activities              114,455      57,956
---------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital Expenditures                                 (70,310)    (52,941)
  Investments in and Loans to Millennium
    Energy Businesses                                  (14,333)     (5,443)
  Proceeds from the Sale of Millennium Energy
    Businesses                                               -      19,950
  Proceeds from the Sale of Real Estate                  6,580           -
  Purchase of Springerville Lease Debt                       -     (27,633)
  Other                                                 (2,351)        381
---------------------------------------------------------------------------
    Net Cash Flows - Investing Activities              (80,414)    (65,686)
---------------------------------------------------------------------------
Cash Flows from Financing Activities
  Payments to Retire Long-Term Debt                     (1,225)    (48,103)
  Payments to Retire Capital Lease Obligations         (14,542)    (22,817)
  Common Stock Dividends Paid                           (6,669)     (5,176)
  Other                                                  4,603       1,479
---------------------------------------------------------------------------
    Net Cash Flows - Financing Activities              (17,833)    (74,617)
---------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents    16,208     (82,347)
Cash and Cash Equivalents, Beginning of Year           163,004     145,288
---------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period              $179,212    $ 62,941
===========================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
---------------------------------------------------------------------------
Net Income                                            $ 32,519    $ 10,901
Adjustments to Reconcile Net Income to Net
 Cash Flows
  Depreciation and Amortization Expense                 58,050      55,218
  Amortization of Transition Recovery Asset              7,837       5,582
  Net Unrealized Gains on Forward Electric Sale and
   Purchase Contracts                                   (7,639)          -
  Amortization of Deferred Debt-Related Costs Included
   In Interest Expense                                   1,007       1,338
  Deferred Income Taxes                                  9,660       1,680
  Unremitted Losses of Unconsolidated Subsidiaries       5,158       1,868
  Gain on Sale of Nations Energy's Czech Republic
   Interest                                                  -      (2,527)
  Market Value Adjustments Related to Nations Energy         -       1,499
  Other                                                   (345)        660
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (19,151)    (35,015)
    Materials and Fuel                                     802       1,012
    Accounts Payable                                    31,422      19,896
    Interest Accrued                                     2,566        (814)
    Taxes Accrued                                       (1,137)        948
    Other Current Assets                                (5,563)     (8,157)
    Other Current Liabilities                           (5,348)         92
    Other Deferred Assets                               (1,153)      3,114
    Other Deferred Liabilities                           5,770         661
---------------------------------------------------------------------------
Net Cash Flows - Operating Activities                 $114,455    $ 57,956
===========================================================================
See Notes to Condensed Consolidated Financial Statements

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,   December 31,
                                                       2001        2000
                                                           (Unaudited)
---------------------------------------------------------------------------
ASSETS                                            - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,404,763  $2,389,587
  Utility Plant Under Capital Leases                   741,446     741,446
  Construction Work in Progress                        122,605      94,789
---------------------------------------------------------------------------
    Total Utility Plant                              3,268,814   3,225,822
  Less Accumulated Depreciation and Amortization    (1,227,487) (1,186,035)
  Less Accumulated Depreciation of Capital Lease
   Assets                                             (348,071)   (333,497)
---------------------------------------------------------------------------
    Total Utility Plant - Net                        1,693,256   1,706,290
---------------------------------------------------------------------------
Investments and Other Property                         151,741     121,811
---------------------------------------------------------------------------
Current Assets
  Cash and Cash Equivalents                            179,212     163,004
  Accounts Receivable                                  134,893     115,742
  Materials and Fuel                                    43,597      44,399
  Deferred Income Taxes - Current                       19,476      17,790
  Other                                                 24,836      19,273
---------------------------------------------------------------------------
    Total Current Assets                               402,014     360,208
---------------------------------------------------------------------------
Regulatory and Other Assets
  Transition Recovery Asset                            345,446     353,283
  Income Taxes Recoverable Through Future Revenues      69,127      73,459
  Other Regulatory Assets                                8,393       7,690
Other Assets                                            48,086      48,643
--------------------------------------------------------------- -----------
    Total Regulatory and Other Assets                  471,052     483,075
---------------------------------------------------------------------------
Total Assets                                        $2,718,063  $2,671,384
===========================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                               $  391,604  $  372,169
  Capital Lease Obligations                            853,038     857,829
  Long-Term Debt                                     1,131,170   1,132,395
---------------------------------------------------------------------------
    Total Capitalization                             2,375,812   2,362,393
---------------------------------------------------------------------------
Current Liabilities
  Current Obligations Under Capital Leases              23,090      21,147
  Current Maturities of Long-Term Debt                   1,725       1,725
  Accounts Payable                                      97,313      65,891
  Interest Accrued                                      54,822      63,852
  Taxes Accrued                                         25,674      26,811
  Forward Sale and Purchase Contracts                    7,500           -
  Accrued Employee Expenses                             11,183      14,405
  Other                                                  7,602       8,547
---------------------------------------------------------------------------
    Total Current Liabilities                          228,909     202,378
---------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    52,197      51,035
  Other                                                 61,145      55,578
---------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities       113,342     106,613
---------------------------------------------------------------------------
Total Capitalization and Other Liabilities          $2,718,063  $2,671,384
===========================================================================
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                  Accumulated
                                     Accumulated     Other          Total
                             Common    Earnings  Comprehensive  Stockholders'
                             Stock    (Deficit)  Income (Loss)     Equity
---------------------------------------------------------------------------
                                               (Unaudited)
                                        - Thousands of Dollars -

Balances at
 December 31, 2000       $  655,539  $ (283,370)  $        -    $  372,169
----------------------------------------------------------------------------
Comprehensive Income
 (Loss):
  2001 Year-to-Date Net
   Income                         -      32,519            -        32,519
  Cumulative Effect of
   Accounting Change (net
   of $9,179,000 income
   tax benefit)                   -           -      (13,827)      (13,827)
      Reversal of Previously
       Recorded Unrealized
       Losses (Cumulative
       Effect) for Contracts
       which Settled During
       the Period (net of
       $5,631,000 income tax
       expense)                   -           -        8,481         8,481
  Unrealized Loss on Cash
   Flow Hedges Not Yet
   Settled (net of $2,617,000
   income tax benefit)            -           -       (3,941)       (3,941)
                                                                 -----------

Total Comprehensive Income                                          23,232
                                                                 -----------

  183,900 Shares Issued under
   Stock Compensation Plans   3,095           -            -         3,095
  7,302 Net Shares Purchased
   by Deferred Compensation
   Trust                       (223)          -            -          (223)
  Dividends Declared              -      (6,669)           -        (6,669)
----------------------------------------------------------------------------

Balances at
 June 30, 2001           $  658,411  $ (257,520)  $   (9,287)   $  391,604
============================================================================
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

The weather causes seasonal fluctuations in TEP's sales. As a result, quarterly results are not indicative of annual operating results. The quarterly financial statements that follow are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Also see Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. This quarterly report should be reviewed in conjunction with TEP's 2000 Form 10-K.


TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                             June 30,
                                                         2001        2000
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Electric Retail Sales                                $171,667    $172,891
 Electric Wholesale Sales                              226,206      61,182
 Net Unrealized Gain on Forward Electric Sales and
  Purchases                                              4,477           -
 Other                                                   1,677       1,497
---------------------------------------------------------------------------
    Total Operating Revenues                           404,027     235,570
---------------------------------------------------------------------------
Operating Expenses
 Fuel                                                   65,142      49,960
 Purchased Power                                       179,609      48,298
 Other Operations                                       32,760      26,472
 Maintenance and Repairs                                13,989      15,350
 Depreciation and Amortization                          28,465      27,662
 Amortization of Transition Recovery Asset               5,491       4,679
 Taxes Other Than Income Taxes                          11,696      12,360
 Income Taxes                                           11,986      (2,057)
---------------------------------------------------------------------------
    Total Operating Expenses                           349,138     182,724
---------------------------------------------------------------------------
      Operating Income                                  54,889      52,846
---------------------------------------------------------------------------
Other Income (Deductions)
 Income Taxes                                           (2,753)     (1,933)
 Interest Income                                         3,076       1,966
 Interest Income - Note Receivable from UniSource
  Energy                                                 2,327       2,311
 Other Income                                            1,598         504
---------------------------------------------------------------------------
    Total Other Income (Deductions)                      4,248       2,848
---------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                         15,904      17,155
 Interest on Capital Leases                             22,668      23,273
 Other Interest Expense                                  1,661       1,879
---------------------------------------------------------------------------
    Total Interest Expense                              40,233      42,307
---------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change    18,904      13,387

Cumulative Effect of Accounting Change - Net of Tax          -           -
---------------------------------------------------------------------------
Net Income                                            $ 18,904    $ 13,387
===========================================================================
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Six Months Ended
                                                             June 30,
                                                         2001        2000
                                                            (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Electric Retail Sales                                $306,344    $304,181
 Electric Wholesale Sales                              369,893     105,962
 Net Unrealized Gain on Forward Electric Sales and
  Purchases                                              7,169           -
 Other                                                   2,421       2,050
---------------------------------------------------------------------------
    Total Operating Revenues                           685,827     412,193
---------------------------------------------------------------------------
Operating Expenses
 Fuel                                                  136,093      93,509
 Purchased Power                                       225,981      65,289
 Other Operations                                       67,834      55,345
 Maintenance and Repairs                                26,168      23,694
 Depreciation and Amortization                          56,945      55,049
 Amortization of Transition Recovery Asset               7,837       5,582
 Taxes Other Than Income Taxes                          23,219      24,554
 Income Taxes                                           27,181      (3,119)
---------------------------------------------------------------------------
    Total Operating Expenses                           571,258     319,903
---------------------------------------------------------------------------
      Operating Income                                 114,569      92,290
---------------------------------------------------------------------------
Other Income (Deductions)
 Income Taxes                                           (4,855)     (3,889)
 Interest Income                                         5,849       4,002
 Interest Income - Note Receivable from UniSource
  Energy                                                 4,627       4,637
 Other Income                                            1,915       1,017
---------------------------------------------------------------------------
    Total Other Income (Deductions)                      7,536       5,767
---------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                         31,676      34,029
 Interest on Capital Leases                             45,360      46,527
 Other Interest Expense                                  3,124       4,200
---------------------------------------------------------------------------
    Total Interest Expense                              80,160      84,756
---------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change    41,945      13,301

Cumulative Effect of Accounting Change - Net of Tax        470           -
---------------------------------------------------------------------------
Net Income                                            $ 42,415    $ 13,301
===========================================================================
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                             June 30,
                                                         2001       2000
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales            $321,752    $315,796
  Cash Receipts from Electric Wholesale Sales          355,693      86,296
  Fuel Costs Paid                                     (143,176)    (88,126)
  Purchased Power Costs Paid                          (181,888)    (51,011)
  Wages Paid, Net of Amounts Capitalized               (32,853)    (29,157)
  Payment of Other Operations and Maintenance Costs    (56,458)    (43,862)
  Capital Lease Interest Paid                          (42,450)    (47,525)
  Taxes Paid, Net of Amounts Capitalized               (49,741)    (48,082)
  Interest Paid, Net of Amounts Capitalized            (33,145)    (36,541)
  Income Taxes Paid                                    (15,175)         (3)
  Interest Received                                      5,849       4,300
  Other                                                     90          47
---------------------------------------------------------------------------
    Net Cash Flows - Operating Activities              128,498      62,132
---------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital Expenditures                                 (55,779)    (49,893)
  Proceeds from the Sale of Real Estate                  6,580           -
  Other Investments -Net                                (3,407)       (341)
---------------------------------------------------------------------------
    Net Cash Flows - Investing Activities              (52,606)    (50,234)
---------------------------------------------------------------------------
Cash Flows from Financing Activities
  Payments to Retire Long-Term Debt                     (1,225)    (48,103)
  Payments to Retire Capital Lease Obligations         (14,482)    (22,737)
  Other                                                  2,049       1,122
---------------------------------------------------------------------------
    Net Cash Flows - Financing Activities              (13,658)    (69,718)
---------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents    62,234     (57,820)
Cash and Cash Equivalents, Beginning of Year            88,712      88,402
---------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period              $150,946    $ 30,582
==========================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
---------------------------------------------------------------------------
Net Income                                            $ 42,415    $ 13,301
Adjustments to Reconcile Net Income to Net
 Cash Flows
  Depreciation and Amortization Expense                 56,945      55,049
  Amortization of Transition Recovery Asset              7,837       5,582
  Net Unrealized Gains on Forward Electric Sale and
   Purchase Contracts                                   (7,639)          -
  Amortization of Deferred Debt-Related Costs Included
   in Interest Expense                                   1,007       1,338
  Deferred Income Taxes                                 16,354       2,333
  Unremitted Losses of Unconsolidated Subsidiaries         517         733
  Interest on Note Receivable from UniSource Energy     (4,627)     (4,637)
  Other                                                  3,751       3,924
  Changes in Assets and Liabilities which Provided
   (Used) Cash Exclusive of Changes Shown Separately
    Accounts Receivable                                (20,094)    (33,448)
    Materials and Fuel                                   1,431       1,014
    Accounts Payable                                    30,201      19,946
    Interest Accrued                                     2,566        (814)
    Taxes Accrued                                       (1,362)        465
    Other Current Assets                                  (268)     (2,906)
    Other Current Liabilities                           (3,558)     (1,307)
    Other Deferred Assets                               (2,678)        957
    Other Deferred Liabilities                           5,700         602
---------------------------------------------------------------------------
Net Cash Flows - Operating Activities                 $128,498    $ 62,132
===========================================================================
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,  December 31,
                                                       2001       2000
                                                   (Unaudited)
---------------------------------------------------------------------------
ASSETS                                            - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $2,404,763  $2,389,587
  Utility Plant Under Capital Leases                   741,446     741,446
  Construction Work in Progress                        122,605      94,789
---------------------------------------------------------------------------
    Total Utility Plant                              3,268,814   3,225,822
  Less Accumulated Depreciation and Amortization    (1,227,487) (1,186,035)
  Less Accumulated Depreciation of Capital Lease
   Assets                                             (348,071)   (333,497)
---------------------------------------------------------------------------
    Total Utility Plant - Net                        1,693,256   1,706,290
---------------------------------------------------------------------------
Investments and Other Property                          93,355      92,334
---------------------------------------------------------------------------
Note Receivable from UniSource Energy                   70,132      70,132
---------------------------------------------------------------------------
Current Assets
  Cash and Cash Equivalents                            150,946      88,712
  Interest on Note Receivable from UniSource Energy      4,626           -
  Accounts Receivable                                  140,081     116,580
  Materials and Fuel                                    42,416      43,847
  Deferred Income Taxes - Current                       12,348      10,662
  Other                                                  6,853       6,585
---------------------------------------------------------------------------
    Total Current Assets                               357,270     266,386
---------------------------------------------------------------------------
Regulatory and Other Assets
  Transition Recovery Asset                            345,446     353,283
  Income Taxes Recoverable Through Future Revenues      69,127      73,459
  Other Regulatory Assets                                8,393       7,690
Other Assets                                            32,329      31,361
--------------------------------------------------------------- -----------
    Total Regulatory and Other Assets                  455,295     465,793
---------------------------------------------------------------------------
Total Assets                                        $2,669,308  $2,600,935
===========================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                               $  329,771  $  295,660
  Capital Lease Obligations                            852,718     857,519
  Long-Term Debt                                     1,131,170   1,132,395
---------------------------------------------------------------------------
    Total Capitalization                             2,313,659   2,285,574
---------------------------------------------------------------------------
Current Liabilities
  Current Obligations Under Capital Leases              22,946      21,031
  Current Maturities of Long-Term Debt                   1,725       1,725
  Accounts Payable                                     104,156      73,955
  Interest Accrued                                      54,822      63,852
  Taxes Accrued                                         24,123      25,485
  Forward Sale and Purchase Contracts                    7,500           -
  Accrued Employee Expenses                             10,992      14,152
  Other                                                  6,542       5,671
---------------------------------------------------------------------------
    Total Current Liabilities                          232,806     205,871
---------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    61,836      53,980
  Other                                                 61,007      55,510
---------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities       122,843     109,490
---------------------------------------------------------------------------
Total Capitalization and Other Liabilities          $2,669,308  $2,600,935
===========================================================================
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Accumulated
                               Capital Accumulated    Other         Total
                        Common  Stock   Earnings  Comprehensive Stockholders'
                        Stock  Expense (Deficit)  Income (Loss)    Equity
----------------------------------------------------------------------------
                                          (Unaudited)
                                     - Thousands of Dollars -

Balances at
 December 31, 2000   $ 651,723 $ (6,357) $(349,706) $      -      $ 295,660
----------------------------------------------------------------------------
Comprehensive
 Income (Loss):
  2001 Year-to-Date
   Net Income                -        -     42,415         -         42,415
  Cumulative Effect of
   Accounting Change
   (net of $9,179,000
   income tax benefit)       -        -          -   (13,827)       (13,827)
     Reversal of Previously
      Recorded Unrealized
      Losses (Cumulative
      Effect) for Contracts
      which Settled During
      the Period (net of
      $5,631,000 income
      tax expense)           -        -          -     8,481          8,481
 Unrealized Loss on
   Cash Flow Hedges
   Not Yet Settled
   (net of $2,617,000
   income tax benefit)       -        -          -    (3,941)        (3,941)
                                                                 -----------
Total Comprehensive Income                                           33,128
                                                                 -----------
Other                      983        -          -         -            983
----------------------------------------------------------------------------

Balances at
 June 30, 2001       $ 652,706 $ (6,357) $(307,291)  $(9,287)     $ 329,771
============================================================================
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------

NOTE 1.  REGULATORY ACCOUNTING
------------------------------

     TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not allow TEP to currently charge its customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP defer these items and show them as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items as expense to the income statement as those charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

     The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

 - an independent regulator sets rates;
 - the regulator sets the rates to cover specific costs of delivering service; and
 - the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

     In November 1999, upon approval by the ACC of a Settlement
Agreement relating to recovery of TEP's transition costs and standard retail rates, we discontinued application of FAS 71 to our generation operations.

     We continue to apply FAS 71 to the distribution and transmission portions of TEP's business, our regulated operations. We periodically assess whether we can continue to apply FAS 71 to these operations.
If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as a charge in our income statement. Based on the balances of TEP's regulatory assets at June 30, 2001, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded an extraordinary loss, after-tax, of approximately $254 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.



NOTE 2.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
---------------------------------------------------------------------

     In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. We buy and sell wholesale power using forward contracts which are considered to be derivatives. Under forward contracts, TEP commits to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months or one year. Forward contracts may consist of sales of TEP's excess generating capacity, purchases to meet our retail and firm energy commitments, or trading activity, where forward sales and purchases may be made within established limits to take advantage of favorable market opportunities.

     There are two types of gains and losses related to forward contracts:
 - An unrealized gain or loss is the difference between the contract price and the market price at any interim date until the contract is settled.
 - A realized gain or loss is the difference between the contract price and the actual cost of the commodity that was purchased or sold. Realized gains or losses are recorded in the financial statements at the settlement date.

     On January 1, 2001, we adopted FAS 133. The financial statements for 2000 do not reflect the requirements of FAS 133, as we recorded realized gains and losses at the contract settlement date. FAS 133 requires us to recognize derivative instruments on the balance sheet as either assets or liabilities measured at fair value and to record the related unrealized gains and losses throughout the contract period until settlement. Based on our interpretation of FAS 133 and other guidance, we have classified our wholesale forward contracts as follows:

 - Normal Purchases and Sales: Our off-peak forward purchases and sales generally qualify as normal purchases and sales and are excluded from the requirements of FAS 133. The realized gains and losses on these contracts are reflected in the income statement at the contract settlement date.
 - Cash Flow Hedge: On-peak forward purchase contracts to meet our retail and firm commitments, as well as on-peak forward sales contracts of our excess system capacity are generally classified as cash flow hedges. Our on-peak purchases and sales occur daily from 6 a.m. until 10 p.m., Monday through Saturday. The unrealized gains and losses related to these forward contracts are included in Other Comprehensive Income, a component of stockholders' equity. As the forward contracts are settled and realized gains or losses are recorded on the income statement, the unrealized gains and losses are reversed from Other Comprehensive Income.
 - Trading Activity: Our trading activity generally consists of forward on-peak sales and purchases that do not qualify for cash flow hedge treatment. The unrealized gains and losses related to these forward contracts are reflected in the income statement. As the forward contracts are settled and realized gains or losses are recorded, the unrealized gains and losses are reversed.

     On January 1, 2001, we recorded the cumulative effects of adopting FAS 133 in our financial statements by recognizing all derivatives at fair value and recording the following amounts on our forward contracts as of January 1, 2001:

     Income Statement: after-tax unrealized gain of $470,000.
     Balance Sheet:
 - Other Comprehensive Income, a component of stockholders' equity: after-tax unrealized loss of $14 million, and
 - Forward Sale and Purchase Contracts Liability of $22 million.

     In addition to our forward contracts to buy and sell wholesale power, we entered into two swap agreements in May 2001 to hedge our risk of fluctuations in the market price of gas related to approximately a third of our anticipated gas purchases from June through October 2001. These swaps are considered derivatives and are designated as cash flow hedges.

     Under FAS 133, we record unrealized gains and losses on our forward contracts and swap agreements and adjust the related liability on a monthly basis to reflect the market prices at the end of the month. The market prices used to determine fair value for forward contracts are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. Beginning in the second quarter of 2001, we are reporting the unrealized gain (loss) on forward sales net of the unrealized (gain) loss on forward purchases as a component of operating revenues. In the first quarter of 2001, we presented the unrealized gain (loss) on forward sales as a component of operating revenues and the unrealized
(gain) loss on forward purchases as a component of operating expenses. We have reclassified the first quarter financial statements to conform to the net presentation, which we believe results in a more indicative presentation of our actual operating revenues and expenses.

     All cash flow hedge contracts open at June 30, 2001 will be settled by December 31, 2001, and as a result, the unrealized losses included in Other Comprehensive Income as of June 30, 2001 will be reversed from Other Comprehensive Income by year-end and realized gains or losses will be recorded on the income statement.

     Because of the complexity of derivatives, the FASB established a Derivatives Implementation Group (DIG). To date, the DIG has issued more than 100 interpretations to provide guidance in applying FAS 133. As the DIG or the FASB continues to issue interpretations, we may change the conclusions that we have reached and, as a result, the accounting treatment and financial statement impact could change in the future. In June 2001, the FASB cleared FAS 133 Implementation Issue No. C15 (Issue C15), Scope
Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity. This guidance provides that power purchase or sales agreements (i.e. both forward contracts and option contracts), including capacity contracts, for the purchase or sale of electricity qualify for the FAS 133 normal purchase and sale exception if certain criteria are met. We are required to comply with Issue C15 beginning July 1, 2001. We are currently in the process of evaluating the impact, if any, of Issue C15 on our financial statements.


NOTE 3.  MILLENNIUM ENERGY BUSINESSES
-------------------------------------

  ENERGY TECHNOLOGY INVESTMENTS

     At June 30, 2001, Millennium owned 67% of Global Solar Energy, Inc. (Global Solar) and Infinite Power Solutions, Inc. (Infinite Power Solutions). INICA, Inc. (formerly ITN Energy Systems, Inc.), a privately held company, owned the remaining 33%. The financial statements for these entities are consolidated into the financial statements included in this document. In 2000 Millennium agreed to
provide $26 million in credit to these entities.   As of June 30,
2001, Millennium had funded approximately $17 million under this credit commitment, $13 million of which was funded during 2001.

 - Global Solar is a developer and manufacturer of flexible thin-film photovoltaic cells. Global Solar began limited production of photovoltaic cells in 1999. Target markets for its products include military, space and commercial applications.

     Global Solar has certain federal government contracts that require Global Solar to contribute to the research and development effort under a cost share arrangement. Global Solar's share of costs is expensed as incurred or capitalized in accordance with the terms of the contract. Global Solar had approximately $0.3 million of remaining cost share commitment under these contracts at June 30, 2001.

 - Infinite Power Solutions is a developer of thin-film batteries and was established in 2000. INICA contributed certain assets and proprietary and intellectual property relating to thin-film battery technology.

     During 2001, Millennium and INICA formed and began to provide funding to the following entities, which are accounted for under the equity method of accounting:

 - MicroSat Systems Inc. (MicroSat) is a space systems company formed for the purpose of developing and commercializing small-scale satellites. Millennium owns 49% and the remaining 51% is owned by INICA. Millennium provided $10 million in equity funding in the six months ended June 30, 2001, and has agreed to provide an additional $10 million in credit to the venture. As of June 30, 2001 no draws had been made against this line of credit. INICA contributed development contracts and proprietary technologies.

     MicroSat has certain federal government contracts that require MicroSat to contribute to the research and development effort under a cost share arrangement. MicroSat's share of costs is expensed as incurred or capitalized in accordance with the terms of the contract. MicroSat's remaining cost share commitment under these contracts at June 30, 2001 was approximately $9 million.

 - A product development company was formed to provide research and development and other services to Global Energy Solutions, Inc.'s affiliates, MicroSat and third parties. Millennium owns 49%, the remaining 51% is owned by INICA. Millennium's total equity contribution of $3 million was made in July 2001 and Millennium has committed to provide an additional $1 million in credit. INICA will contribute certain contracts, technologies and intellectual property, including its thermal desalinization technology and its former name, ITN Energy Systems, Inc.

     Millennium expects to fund approximately $15 million to its various Energy Technology Investments in the second half of 2001. A significant portion of the funding under these agreements will be used for research and development purposes, establishment of the production line, and other administrative costs. As funds are expended for administrative and research and development purposes, we recognize expense.

  NATIONS ENERGY COMMITMENTS

     Nations Energy, a wholly-owned subsidiary of Millennium, develops independent power projects in foreign energy markets. Through its subsidiaries, Nations Energy has a 26% equity interest in a power project located in Curacao, Netherland Antilles. The 160 MW project is scheduled for completion in 2003. Once completed, the generating facility will provide all electricity, steam, desalinated water and compressed air for use in the oil refinery on the island of Curacao and electricity for distribution to the community of Curacao. As of June 30, 2001, Nations Energy's total investment in this project is $5 million, of which approximately $2 million was contributed in 2001.
In addition, in December 2000, Nations Energy provided a $7 million deposit to fund scheduled equity contributions through April 2003. This deposit is held by a financial institution and at June 30, 2001, $5.4 million of this deposit remained. Nations Energy holds a $10 million deposit primarily for possible construction overruns.

  OTHER MILLENNIUM INVESTMENTS AND COMMITMENTS

     In July 2000, Millennium made a $15 million capital commitment to a limited partnership which will fund energy related investments. As of June 30, 2001, Millennium had funded $5.7 million under this commitment, $4.3 million of which was funded in 2001. The remaining $9.3 million is expected to be invested within two to three years. A member of the UniSource Energy Board of Directors has a minor investment in the project. An affiliate of such board member serves as the general partner.

     In November 2000, Millennium made a $5 million capital commitment to a venture capital fund that will focus on information technology,
optics and biotechnology in Tucson, Arizona.   A member of the
UniSource Energy Board of Directors owns the company that manages the fund. As of June 30, 2001, Millennium had funded $142,000 under this commitment. Millennium expects to fund approximately $1 million under this agreement in 2001.

     In July 1999, MEH sold its 50% ownership in NewEnergy to the AES Corporation for approximately $50 million in consideration. As part of the transaction, two promissory notes were issued by NewEnergy totaling $22.8 million. One of the promissory notes in the principal amount $11.4 million was paid on July 24, 2000 and the remaining promissory note for $11.4 million was paid on July 23, 2001.



NOTE 4.  BUSINESS SEGMENTS
--------------------------

     Based on the way we organize our operations and evaluate performance, we have two reportable business segments. UniSource Energy's principal business segment is TEP, an electric utility business. The other reportable business segment consists of the unregulated energy businesses of Millennium (see Note 3).

     Intersegment revenues are not material. The only significant reconciling adjustment is for the elimination of the intercompany note between UniSource Energy and TEP as well as the related interest income and expense. All other intercompany activity and balances have been eliminated. We disclose selected financial data for our business segments in the following tables:

----------------------------------------------------------------------
                              Segments
                          -----------------
                                                            UniSource
                                             Reconciling      Energy
                          TEP    Millennium  Adjustments  Consolidated
----------------------------------------------------------------------
                                     - Thousands of Dollars  -
Income Statement
----------------
Three months ended
 June 30, 2001:
  Operating Revenues   $404,027     $ 4,828     $(2,240)     $406,615
----------------------------------------------------------------------
  Net Income (Loss)
  Before Income Taxes    33,643      (7,393)     (2,324)       23,926
----------------------------------------------------------------------
  Net Income (Loss)      18,904      (4,253)     (1,397)       13,254
----------------------------------------------------------------------

Three months ended
 June 30, 2000:
  Operating Revenues   $235,570      $1,609       $(704)     $236,475
----------------------------------------------------------------------
  Net Income (Loss)
  Before Income Taxes    13,263      (2,246)     (2,153)        8,864
----------------------------------------------------------------------
  Net Income (Loss)      13,387      (1,433)     (1,295)       10,659
----------------------------------------------------------------------

Six months ended
 June 30, 2001:
  Operating Revenues   $685,827     $ 8,773     $(4,320)     $690,280
----------------------------------------------------------------------
  Net Income (Loss)
  Before Income Taxes
  and Cumulative Effect
  of Accounting
  Change                 73,981     (11,820)     (4,624)       57,537
----------------------------------------------------------------------
  Cumulative Effect of
  Accounting Change         470           -           -           470
----------------------------------------------------------------------
Net Income (Loss)        42,415      (7,116)     (2,780)       32,519
----------------------------------------------------------------------

Six months ended
 June 30, 2000:
  Operating Revenues   $412,193      $2,663       $(902)     $413,954
----------------------------------------------------------------------
  Net Income (Loss)
  Before Income Taxes    14,071      (2,627)     (4,050)        7,394
----------------------------------------------------------------------
  Net Income (Loss)      13,301          36      (2,436)       10,901
----------------------------------------------------------------------
Balance Sheet
-------------
Total Assets,
 June 30, 2001       $2,669,308    $133,199    $(84,444)   $2,718,063
Total Assets,
 December 31, 2000    2,600,935     167,331     (96,882)    2,671,384
----------------------------------------------------------------------


NOTE 5.  COMMITMENTS AND CONTINGENCIES
--------------------------------------
  TEP COMMITMENTS AND CONTINGENCIES

     Four Corners Generating Station Commitment

     TEP is a 7% owner of Units 4 and 5 of the Four Corners Generating Station. The station participation agreement requires that if one of the participants fails to make its payments for operation of the station when due, the other station participants must make such payments on behalf of the defaulting party, in proportion to their ratable ownership interest in the station, for a period of up to six months. During this time the defaulting participant is entitled to its share of the power generated by the station. After the grace period, the defaulting participant must make its payments in arrears before it would be entitled to its continuing share of power.

     Southern California Edison Company (SCE) is a 48% owner of the station. SCE has publicly disclosed that due to the high cost of wholesale power in California which to date it has not been able to recover from customers, it may no longer be able to continue to meet its financial obligations. SCE has made all of its payments for the station for periods through July 31, 2001. However, we are uncertain whether SCE will be able to continue to make its payments for the remainder of 2001. Based on the operating budget for the station for the year 2001, in the event that SCE were to fail to pay, TEP may be required to pay on SCE's behalf, for the power SCE receives, an average amount of $1 million per month for up to six months. TEP is unable to predict whether it will be required to make any such payments on SCE's behalf in the future.

  MILLENNIUM COMMITMENTS

     See Note 3 for a description of Millennium's commitments.

  RESOLUTION OF TEP CONTINGENCIES

     Income Tax Assessments

     In 2000 the IRS issued an income tax assessment for the 1994, 1995 and 1996 tax years. The audit for such period was settled in the second quarter of 2001, and after reviewing the impact of the final assessment on our accrued tax liabilities and the potential for assessments related to later tax years, no adjustments to the deferred tax valuation allowance were deemed necessary.


NOTE 6.  Wholesale Accounts Receivable and Allowances
-----------------------------------------------------

     Market prices for wholesale power were significantly higher during the first two quarters of 2001 and the third and fourth quarters of 2000 than in the first two quarters of 2000 due to the rising price of natural gas and a shortage of generation in the Western Region of the United States. During January and February 2001, SCE and Pacific Gas & Electric Company (PG&E), two of the largest utility market participants in California, defaulted on payments due to the California Power Exchange (CPX) and California Independent System Operator (CISO) for power consumed in the fourth quarter of 2000 and the first quarter of 2001. On January 30, 2001, the CPX suspended its day-ahead and day-of energy trading and subsequently ceased operations and filed for bankruptcy. Beginning in January 2001, the California Department of Water Resources (CDWR) was authorized to make energy purchases on behalf of California customers. PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001. SCE signed a Memorandum of Understanding with the CDWR on April 9, 2001, which sets forth a comprehensive plan calling for legislation, regulatory action and definitive agreements designed to resolve certain aspects of the energy crisis and restore SCE's creditworthiness and liquidity. Although TEP did not make sales directly to either SCE or PG&E in 2000 or 2001, it did sell approximately $58 million of power to the CPX and the CISO during 2000 and $7 million in January 2001. TEP sold $9 million of power to the CDWR in the first quarter of 2001 and $6 million in the second quarter of 2001, all of which has been paid according to terms.

     The CPX has withheld some amounts due to parties, including TEP, that sold power to the CPX in the fourth quarter of 2000 and the first quarter of 2001. In addition, under default provisions contained in the CPX tariff, the CPX has allocated the defaults of CPX participants to remaining participants based upon the level of trading activity of each participant during the preceding three-month period. Not only have initial defaults of a CPX debtor been charged back to the other participants, but defaults by other participants on charge-backs have also been charged back. TEP has not collected the full amount due for sales to the CPX and CISO in the fourth quarter of 2000 and the first quarter of 2001 and TEP has been assessed amounts due as charge-backs. A number of CPX participants filed suit against the CPX in February 2001, and a preliminary injunction was implemented that precluded the CPX from issuing any more invoices for charge-backs, attempting to collect on charge-backs or exercising against collateral. In April 2001, the FERC ordered the CPX to issue new invoices reflecting the reversal of the charge-backs on the CPX accounting records.

     Also during 2000, the FERC established certain soft caps on prices for power sold at the CPX. The caps did not have a significant impact on sales to the CPX during the first three quarters of 2000. However, during the fourth quarter of 2000 and the first quarter of 2001, prices for power in the day-ahead and real-time markets frequently exceeded the caps established by FERC. During March 2001, the FERC issued two orders requiring certain generators that sold power to California in January and February 2001 to either refund amounts over specified market prices or provide further data to defend their transactions. TEP was not named in either of these orders.

     Other parties in California have indicated an intent to seek return of revenues earned by wholesale power suppliers which they determine to be "unlawful profits." The determination of what would constitute "unlawful profits" is unclear at the present time. In June 2001, a FERC administrative law judge (ALJ) convened a conference to negotiate a voluntary settlement between California and numerous power generators. California claims that it was overcharged up to $9 billion for wholesale power purchases since May 2000. Representatives from over 100 parties and participants in the Western power market, including the state of California and power generators, negotiated for two weeks but failed to reach an agreement. In July 2001, based on the ALJ's recommendations, the FERC ordered hearings to determine refunds/offsets applicable to wholesale sales into the California Independent System Operator's spot markets for the period from October 2, 2000 to June 20, 2001. The order established the methodology that will be used to calculate the amount of refunds. This methodology will likely result in refunds substantially lower than the $9 billion claimed by California. We are unable to predict the length of and outcome of the FERC hearings and the outcome of any subsequent lawsuits and appeals that might be filed. As a participant in the June 2001 refund proceedings, TEP will be subject to any final refund orders. TEP does not expect its refund liability to exceed the $16 million already reserved.

     On February 21, 2001, TEP filed a complaint at the FERC charging that the State of California, California Governor Gray Davis, and the CPX violated the Federal Power Act by letting the CDWR seize the forward contracts of SCE and PG&E at the CPX without prior FERC approval. TEP contends that this seizure violates the CPX tariff which provides for the liquidation of favorable forward positions to mitigate a market participant's default amount.

     We considered the potential non-payment for certain amounts due to TEP but not yet paid, the charge-back billings to TEP and the potential implication of the soft caps if they were extended retroactively to the CPX and CISO markets when we calculated our allowances for doubtful accounts and potential refunds for wholesale transactions for 2000 and 2001. We have recorded allowances amounting to approximately $16 million, $7 million of which was recorded in the first quarter of 2001 and $9 million of which was recorded in the fourth quarter of 2000. These allowances reserve in full the unpaid amounts which are past due to TEP. We recorded no such allowances in periods prior to the fourth quarter of 2000.

     Accounts receivable from Electric Wholesale Sales, net of allowances, totaled $73 million at June 30, 2001 and $64 million at December 31, 2000. These amounts are included in Accounts Receivable on the balance sheet. These balances, net of the above-mentioned allowances, have been collected in full as of the date of this filing.


NOTE 7.  INCOME TAXES
---------------------
     The differences between the income tax expense (benefit) and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:


                                           UniSource Energy
                                --------------------------------------
                                Three Months Ended    Six Months Ended
                                    June 30,              June 30,
                                 2001       2000       2001      2000
----------------------------------------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax Expense
 at Statutory Rate            $ 8,374   $  3,102  $ 20,412   $  2,588
  State Income Tax Expense,
   Net of Federal
   Deduction                    1,172        435     2,858        363
  Depreciation Differences
   (Flow Through Basis)         1,356      1,574     2,606      2,135
  Foreign Operations of
   Millennium Energy
   Businesses                      17         62         9     (1,674)
  Reduction in Valuation
   Allowance - Benefit              -     (7,000)        -     (7,000)
  Other                          (247)        32       (85)        81
----------------------------------------------------------------------
Total Federal and State Income
 Tax Expense (Benefit)        $10,672   $ (1,795) $ 25,800   $ (3,507)
======================================================================

                                                   TEP
                                --------------------------------------
                               Three Months Ended     Six Months Ended
                                    June 30,                June 30,
                                2001       2000       2001       2000
----------------------------------------------------------------------
                                       - Thousands of Dollars -
Federal Income Tax Expense
 at Statutory Rate            $11,775   $  4,642  $ 26,167   $  4,925
  State Income Tax Expense,
   Net of Federal Deduction     1,648        650     3,663        689
  Depreciation Differences
   (Flow Through Basis)         1,356      1,574     2,606      2,135
  Reduction in Valuation
   Allowance - Benefit              -     (7,000)        -     (7,000)
  Other                           (40)        10       (88)        21
----------------------------------------------------------------------
Total Federal and State Income
 Tax Expense (Benefit)        $14,739   $   (124) $ 32,348   $    770
======================================================================


     Income tax expense (benefit) included in the income statements consists of the following:

                                            UniSource Energy
                               ---------------------------------------
                               Three Months Ended     Six Months Ended
                                    June 30,               June 30,
                                2001       2000        2001       2000
----------------------------------------------------------------------
                                       - Thousands of Dollars -
Operating Expenses            $10,449   $ (3,237) $ 24,021    $(5,235)
Other Income (Deductions)         223      1,442     1,467      1,728
Cumulative Effect of
 Accounting Change                  -          -       312          -
----------------------------------------------------------------------
Total Income Tax Expense
 (Benefit)                    $10,672   $ (1,795) $ 25,800   $ (3,507)
======================================================================

                                                  TEP
                               ---------------------------------------
                               Three Months Ended     Six Months Ended
                                    June 30,               June 30,
                                2001       2000        2001       2000
----------------------------------------------------------------------
                                       - Thousands of Dollars -
Operating Expenses            $11,986   $ (2,057) $ 27,181   $ (3,119)
Other Income (Deductions)       2,753      1,933     4,855      3,889
Cumulative Effect of
 Accounting Change                  -          -       312          -
----------------------------------------------------------------------
Total Income Tax Expense
 (Benefit)                    $14,739   $   (124) $ 32,348   $    770
======================================================================

     Due to the financial restructuring, a change in TEP's ownership occurred for tax purposes in December 1991. This change limits our use of the NOL and ITC generated before 1992 under the tax code. At December 31, 2000, we had approximately $138 million of NOL and $20 million of ITC subject to the pre-1992 limitation and $164 million of NOL not subject to the limitation. Because of the valuation allowance amounts recorded, we do not expect these annual limitations to have a material adverse impact on the financial statements.


NOTE 8.  REVIEW BY INDEPENDENT ACCOUNTANTS
------------------------------------------

     With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month and six-month periods ended June 30, 2001 and 2000, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 8, 2001 appearing herein, states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.


NOTE 9.  RECLASSIFICATIONS
--------------------------

     We have made reclassifications to the prior quarter (see Note 2) and the prior year financial statements for comparative purposes.
These reclassifications had no effect on net income.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     UniSource Energy Corporation (UniSource Energy) is a holding company that owns the outstanding common stock of Tucson Electric Power Company
(TEP) and Millennium Energy Holdings, Inc. (Millennium). TEP is an electric utility which has provided electric service to the community of Tucson, Arizona, for over 100 years and whose revenues reached $1 billion, for the first time, in 2000. Millennium is a holding company that invests in unregulated ventures related to the energy business. We conduct our business in these two primary business segments--TEP's Electric Utility Segment and the Millennium Energy Businesses Segment.

     Management's Discussion and Analysis explains the general financial condition and the results of operations for UniSource Energy and its two primary business segments and includes the following:

     * operating results during the second quarter and first six months of 2001 compared with the same periods in 2000,
     * changes in liquidity and capital resources during the second quarter and first six months of 2001, and
     * expectations of identifiable material trends which may affect our business in the future.

     TEP is the principal operating subsidiary of UniSource Energy and accounts for substantially all of its assets and revenues. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The seasonal nature of the electric utility business causes operating results to vary significantly from quarter to quarter. At June 30, 2001, Millennium's unregulated energy-related affiliates comprised approximately 5% of total assets, but at times have had a significant impact on our consolidated net income and cash flows.

     Management's Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the quarters and six month periods ended June 30, 2001 and 2000. Management's Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

OVERVIEW
--------

     UniSource Energy recorded net income of $13.3 million for the second quarter of 2001, and net income of $32.5 for the first six months of 2001. This compares with net income of $10.7 million in the second quarter of 2000 and net income of $10.9 million for the first six months of 2000. The improvement in second quarter performance over the prior year is primarily the result of increased wholesale marketing activities. Wholesale revenues more than tripled due to sales of available generating capacity, increased trading activities and significantly higher prices in the western U.S. energy markets. Wholesale market prices dropped significantly, however, in June 2001. Therefore, results from wholesale marketing activities for the first half of 2001 may not be indicative of results from these activities for the remainder of 2001. See Results of Operations for further detail.

     OUTLOOK AND STRATEGY

     Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors. Our plans and strategies include the following:

  * Continue to maintain our transmission and distribution system to reliably serve our retail customers.
  * Efficiently manage our generating resources and add capacity as necessary to serve our retail customers. We have added peaking resources in the Tucson area to support expected growth in 2001.
  * Evaluate the expansion of the Springerville Generating Station by constructing Springerville Units 3 and 4. This additional generating capacity would provide energy under long-term contracts to potential wholesale power purchasers in Arizona and New Mexico and allow us to spread the fixed costs of the existing common facilities over two additional generating units.
  * Take advantage of opportunities to sell in the wholesale power markets while carefully managing the risks associated with such activities.
  * Look for ways to reduce or control operating costs in order to improve profitability. Because our Settlement Agreement provides for a retail rate cap through 2008, we can benefit from cost savings and from expected growth in our retail customer base.
  * Continue to use some of our cash flows to de-leverage TEP. In addition to our required debt retirements of $51 million, in the last three years we prepaid approximately $34 million in First Mortgage Bonds and invested $54 million in Springerville Unit 1 lease debt. We will continue to look for opportunities to retire or refinance higher coupon debt and make additional investments in lease obligations.
  * Make ongoing investments in our technology affiliates. Although we will record certain development expenses and experience some losses in these investments, we believe that over time these ventures will be profitable.

     While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

  COMPETITION
  -----------

     RETAIL
     ------

     The electric utility industry is undergoing significant regulatory change designed to encourage competition in the sale of electricity and related services. As of January 1, 2001, all of TEP's retail customers became eligible to choose an alternate energy supplier. Currently, there is one certified energy service provider (ESP) in TEP's retail service area. Currently, none of TEP's customers are being served by ESPs. It is possible, however, that with open access in our retail service territory, customers may elect to purchase their energy requirements from ESPs in the future. TEP also competes against gas service suppliers and others who provide energy services.

     TEP will continue to serve certain large retail customers under contracts negotiated by TEP. TEP has contracts with two major mining customers. One of these contracts extends to 2006, with pricing tied, within a range, to the price of copper. TEP's other major mining customer publicly announced in March 2001 that because of certain economic conditions, it plans to curtail production at its facilities in TEP's service area during August and September 2001. TEP believes that it will be able to use this excess capacity to service its retail load during this
peak energy demand period, or sell into the wholesale market.    TEP has
also entered into several load management agreements with certain large retail customers for its summer peak demand period.

     TEP'S SETTLEMENT AGREEMENT AND RETAIL ELECTRIC COMPETITION RULES

     In December 1996, the ACC adopted the Retail Electric Competition Rules that provided a framework for the introduction of retail electric competition in Arizona. These Rules, as amended and modified, were approved by the ACC in September 1999. For TEP, the Rules became effective in January 2000, and consumer choice was available to all customers by January 1, 2001. However, certain conditions had to be met before electricity could be sold competitively in TEP's service territory. Examples of these include ACC approval of TEP's direct access tariffs, ACC certification of ESPs, and execution of and compliance with direct access service agreements by ESPs and TEP.

     In November 1999, the ACC approved the Settlement Agreement between TEP and certain customer groups relating to the implementation of retail electric competition, including TEP's recovery of its transition recovery assets and the unbundling of tariffs. The Settlement Agreement provides, among other things, that TEP cap its retail rates until December 31, 2008, except under certain circumstances. These include the impact of (a) termination of the Fixed Competitive Transition Charge component of retail rates as a result of the early collection of $450 million of transition recovery assets; (b) changes in transmission charges due to regional transmission organizations; and (c) a transmission and distribution rate filing required in June 2004 which may result in lower rates. The Settlement Agreement also requires TEP to transfer its generating and other competitive assets to a subsidiary by December 31, 2002.

     The status of the Rules and the ability of ESPs to continue to sell competitive services may be subject to change due to recent court proceedings. Several parties, including certain rural electric cooperatives (Cooperatives), filed lawsuits in Maricopa County Superior Court challenging the Rules, contending, among other things, that allowing marketplace competition to determine rates violated the ACC's constitutional duty to set rates. In November 2000, the Court found the Rules to be unconstitutional and unlawful due to the failure of the Rules to establish a fair value rate base for competitive electric service providers and because certain of the Rules were not submitted for certification to the Arizona Attorney General. The Court also invalidated all ACC orders granting certificates of convenience and necessity to competitive electric service providers in Arizona.

     The ACC, RUCO (Residential Utility Consumer Office) and certain large industrial customers have appealed the decision to the Court of Appeals. In addition, the Cooperatives have filed a notice of cross appeal of certain aspects of the decision. Implementation of the judgment is stayed and the Rules remain in effect pending the outcome of the appeals.

     TEP cannot predict the effect of the recent court decision on the outcome of the appeals to which it is a party or the effect of the judgment, if affirmed upon appeal, on the introduction of retail electric competition in Arizona.

     WHOLESALE
     ---------

     TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy at market-based rates in the wholesale market. We expect the market price and demand for capacity and energy to continue to be influenced by the following factors during the next few years:

  *  continued population growth in the western United States;
  *  limited availability of capacity throughout the western United States;
  * restructuring of the electric utility industry in Arizona, California and other western states;
  *  the reduced availability and high prices of natural gas;
  *  precipitation, which affects hydropower availability;
  *  transmission constraints; and
  *  environmental restrictions and the cost of compliance.

     The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index increased significantly in 2000 compared with 1999 and in the quarter and six months ended June 30, 2001 compared with 2000 as shown below.

     Average Market Price for around-the-clock energy        MWh
         Year ended December 31, 2000                       $ 87
         Year ended December 31, 1999                         26

         Quarter ended June 30, 2001                         135
         Quarter ended June 30, 2000                          65

         Six months ended June 30, 2001                      156
         Six months ended June 30, 2000                       46

     In June 2001, however, market prices for electricity began to fall significantly, and by June 30, spot and forward energy prices were all below $100 per MWh. This reduction was due to a number of factors, including more generation online in the Western U.S., lower natural gas prices, mild June temperatures in California, and finally, the implementation of the FERC-ordered price mitigation plan beginning June 20, 2001. See Western Energy Markets, below. As of August 2001, we estimate the average forward around-the-clock market price for the balance of 2001 to be approximately $40 per MWh. This compares with our prior estimate of $226 per MWh for the same five-month period based on the forward price curve in effect at April 30, 2001.

     We cannot predict whether these lower prices will continue, or whether changes in various factors that influence demand and capacity will cause prices to rise again during 2001.

     NEW LONG-TERM WHOLESALE POWER CONTRACT

     In the first quarter of 2001, TEP signed a five-year wholesale contract to supply 60 MW of electricity to Phelps Dodge Energy Services
(PDES). The contract calls for TEP, beginning in March 2001, to supply the power at all times except during TEP's peak customer energy demand period, from July through September of each year. It also gives PDES the option of receiving the power at several of its operations outside TEP's service territory in Arizona and New Mexico. Under the contract, TEP can interrupt delivery of power if the utility experiences significant loss of any electric generating resources. TEP expects the contract to generate revenues of about $30 million annually through 2006.

     TRANSMISSION ACCESS

     In 1997, TEP, and other transmission owners and users located in the southwestern U.S., began to investigate the feasibility of forming an Independent System Operator (ISO) for the region. As a result, they formed a non-profit corporation named Desert STAR in September 1999. In December 1999, the FERC issued FERC Order 2000, which established timelines for all transmission owning entities to join a Regional Transmission Organization
(RTO) and defined the minimum characteristics and functions of an RTO. An ISO would satisfy the RTO requirements and would be responsible for ensuring transmission reliability and nondiscriminatory access to the regional transmission grid. Over 140 entities have become members of Desert STAR.

     In June 2001, Desert STAR and seven southwestern electric utilities, including TEP, submitted an informational filing with the FERC outlining their proposal for an RTO encompassing about 380,000 square miles in Arizona, New Mexico, Colorado, eastern Wyoming, western Texas, southern Nevada and southern California. The proposed area includes 26,000 miles of transmission lines rated at 115 kV and above, which carries a peak load of about 28,000 MW. In the filing, Desert STAR and the filing utilities indicated that the transmission owners are considering a change from Desert STAR's current non-profit structure to a for-profit limited liability company, which would require FERC approval. Desert STAR estimates that operations will commence in late 2003. The reorganization of Desert STAR as an RTO will be subject to approval by the FERC and state regulatory authorities in the region.

     On July 11, 2001, the FERC ordered existing independent system operators to consolidate into four regional transmission operators:
Northeast, Southeast, Midwest and West. The Western region would consist of the 11 Western states. We are unsure at this time what effect this ruling would have on Desert STAR.

     The ACC Retail Electric Competition Rules also require the formation and implementation of an Arizona Independent Scheduling Administrator Association (AISA). The purpose of the AISA is to oversee the application of operating protocols to ensure statewide consistency for transmission access. The AISA is anticipated to be a temporary organization until the implementation of an ISO or RTO. TEP participated in the creation of the AISA, a not-for-profit entity, and the compliance filing at the FERC for approval of its rates and protocols for operation. In June 2001, the FERC accepted the compliance filing and conditionally accepted service agreements filed by the AISA under its tariff, effective May 3, 2001. However, the FERC denied a request for rehearing of its conclusion that retail customers choosing to remain with the incumbent supplier under bundled retail Standard Offer rates approved by the ACC will be taking unbundled retail transmission service under the jurisdiction of the FERC. The ACC has appealed this decision, and the AISA has intervened on behalf of the ACC. The case is pending before the Ninth Circuit Court of Appeals. In July 2001, TEP began assessing customers a fee to help fund the AISA. TEP continues to participate with the other Affected Utilities in developing the AISA's structure and protocols in response to retail competition.

     On July 24, 2001, the ACC Commissioners initiated a 90-day comment period to provide stakeholders the opportunity to comment on a list of issues related to the AISA. Among the issues to be discussed, is a proposal by one of the Commissioners to end the obligation of Arizona utilities to fund and participate in the AISA because the AISA has fulfilled its obligation to develop transmission operating protocols.

  WESTERN ENERGY MARKETS
  ----------------------

     Due to high market prices and various factors influencing supply and demand (as detailed above), the California energy markets, as administered by the CPX and the CISO, became dysfunctional during 2000. These high prices and extraordinary market conditions have affected not only California, but the entire Western Region of the United States and Canada. During January and February 2001, SCE and PG&E, two of the California utilities that are the largest market participants, defaulted on payments due to the CPX and CISO for power consumed in the fourth quarter of 2000 and the first quarter of 2001. On January 30, 2001, the CPX suspended its day-ahead and day-of energy trading and subsequently ceased operations and filed for bankruptcy. Beginning in January 2001, the California Department of Water Resources (CDWR) was authorized to make energy purchases on behalf of California customers. PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001. SCE signed a Memorandum of Understanding (MOU) with the CDWR on April 9, 2001, which sets forth a comprehensive plan calling for legislation, regulatory action and definitive agreements designed to resolve certain aspects of the energy crisis and restore SCE's creditworthiness and liquidity.

     Although TEP did not make sales directly to either of these utilities in 2000 or 2001, it did make sales to the CPX and CISO and therefore is affected by the defaults noted above. We cannot predict the outcome of either the PG&E bankruptcy or the implementation of the SCE MOU and the effect on TEP's ability to collect the full amounts it is owed by the CPX and CISO.

     PAYMENT DEFAULTS AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

     TEP sold approximately $58 million of power to the CPX and CISO during 2000 and $7 million during January of 2001. As a result of payment defaults by market participants, TEP's collection shortfall was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. We recorded an allowance for doubtful accounts and potential refunds for wholesale transactions for the full amount of these uncollected amounts in the fourth quarter of 2000 and the first quarter of 2001. Reserves for potential non-payment of amounts due to TEP for sales to the CPX and CISO during 2000 and 2001 total $16 million. TEP sold $6 million of power to the CDWR in the second quarter of 2001, and a total of $15 million of power for the first six months of 2001, all of which has been paid according to terms.

     Under default provisions contained in the CPX tariff, the CPX allocated the defaults of CPX participants to remaining participants based upon the level of trading activity of each participant during the preceding three-month period. Not only were initial defaults of a CPX debtor charged back to the other participants, but defaults by other participants on charge-backs have also been charged back. A number of CPX participants filed suit against the CPX in February 2001, and a preliminary injunction was implemented that precluded the CPX from issuing any more invoices for charge-backs, attempting to collect on charge-backs or exercising against collateral. In April 2001, the FERC ordered the CPX to issue new invoices reflecting the reversal of the charge-backs on the CPX accounting records. As noted above, the CPX has ceased operations and filed for bankruptcy.
TEP has cash collateral of approximately $1 million on deposit in an escrow account with the CPX which is currently unavailable to TEP due to the bankruptcy stay.

     DEPARTMENT OF ENERGY ORDERS

     On December 14, 2000, the Secretary of Energy issued an order designed to address the electric emergency in California. The order required entities, including TEP, to "sell electricity to the California ISO that is available in excess of electricity needed by each entity to render service to its firm customers." This order was extended several times due to the continuation of the emergency situation. The order was allowed to expire on February 7, 2001. Another emergency order requiring four generators (not including TEP) to continue to sell power was extended through March 16, 2001.

     During January 2001, TEP sold approximately $7 million of energy to the CPX and the CISO. Since January 12, however, planned generator maintenance and increased firm customer demand resulted in a decrease of excess energy available for sale from TEP to California. Furthermore, the most critical energy shortages have been in Northern California. Due to transmission constraints, energy cannot be moved from the South, where our generation is located, to the North. Therefore, requests for power under the Department of Energy orders were minimal after January 12.

     FERC MATTERS

     On February 21, 2001, TEP filed a complaint at the FERC charging that the State of California, California Governor Gray Davis, and the CPX violated the Federal Power Act by letting the CDWR seize the forward contracts of SCE and PG&E at the CPX without prior FERC approval. TEP contends that this seizure violates the CPX tariff which provides for the liquidation of favorable forward positions to mitigate a market participant's default amount. TEP's complaint requests the FERC to: void the seizure of these assets by Governor Davis; require the State of California to pay fair market value for the contracts or assume the wholesale power liabilities of PG&E and SCE to the PX; and declare that the wholesale rates produced under the CPX tariffs are just and reasonable and should be collected from the utilities' retail customers. This complaint is pending at the FERC.

     During March 2001, the FERC issued two orders requiring certain generators that sold power to California in January and February 2001 to either refund amounts over specified market prices or provide further data to defend their transactions. TEP was not named in either of these orders.

     On June 19, 2001, the FERC issued an order adopting a price mitigation plan applicable to certain wholesale power sales in California and throughout the western United States during the period June 20, 2001 through September 30, 2002. This order applies to spot market (day-ahead and hour-ahead) transactions in the western United States when operating reserves fall below 7.5% in California and the CISO calls a Stage 1 alert. The market price is then capped at the operating cost of the highest cost unit in operation during the Stage 1 alert. The price during non-Stage 1 periods is based on 85% of the price established during the most recent Stage 1 alert. Sellers that do not wish to establish rates on the basis of this price mitigation plan may propose cost-of-service rates covering all of their generating units in the Western Systems Coordinating Council for the duration of the mitigation plan. Since the adoption of this plan, wholesale market prices in the West have continued to drop.

     On June 25, 2001, a FERC administrative law judge (ALJ) convened a conference to negotiate a voluntary settlement between California and numerous power generators. California claims that it was overcharged up to $9 billion for wholesale power purchases since May 2000. Representatives from over 100 parties and participants in the Western power market, including the state of California and power generators, negotiated for two weeks but failed to reach an agreement.

     In July 2001, based on the ALJ's recommendations, the FERC ordered hearings to determine refunds/offsets applicable to wholesale sales into the California ISO's spot markets for the period from October 2, 2000 to June
20, 2001. The order established the methodology that will be used to calculate the amount of refunds. The FERC methodology specified that the price-mitigation formula contained in its June 19, 2001 order be applied to the period from October 2, 2000 through June 20, 2001. This methodology will likely result in refunds substantially lower than the $9 billion claimed by California. We are not able to predict the length of and outcome of the FERC hearings and the outcome of any subsequent lawsuits and appeals that might be filed. As a participant in the June 2001 refund proceedings, TEP will be subject to any final refund orders. TEP does not expect its refund liability to exceed the approximately $16 million already reserved. See Western Energy Markets, Payment Defaults and Allowances for Doubtful Accounts above.

     There are several other outstanding legal issues, complaints, and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, SCE, PG&E, the CPX and CISO. New events and issues related to the California energy crisis arise each day, and we cannot predict the outcome of these issues or lawsuits. We believe, however, that we are adequately reserved for our transactions with the CPX and CISO. See Note 6 of Notes to Financial Statements.

     SCE POWER EXCHANGE AGREEMENT

     As part of a 1992 litigation settlement, TEP and SCE agreed to a ten-year power exchange agreement. The agreement began in May 1995 and requires SCE to provide firm system capacity of 110 MW to TEP during summer months. TEP is obligated to return to SCE in the winter months the same amount of energy that it received during the preceding summer. For example, in the summer of 2000 TEP received approximately 140,000 MWh from SCE and returned the same amount during the winter months from November 2000 to February 2001. Since 1995, TEP has relied upon the 110 MW provided under this agreement as a firm source of energy to supply its retail load during the peak summer months. During the summer of 2000 there were two days when power emergencies were called in California and SCE did not deliver energy to TEP. This caused TEP to have to purchase power for several peak hours of the day at high spot power prices. TEP believes the agreement requires SCE to purchase power for TEP's benefit under those circumstances, and during subsequent power alerts, SCE did purchase and provide power to TEP under the agreement. As of July 31, 2001, SCE has delivered energy to TEP as required by the terms of this agreement, except for limited occasions.

     The continuing energy crisis in California and the deteriorating financial condition of SCE has created uncertainty as to the ongoing availability of this power for TEP. In the event that this resource is not available to TEP in 2001 and 2002, TEP would need to seek alternative sources of capacity and energy at prices that may be in excess of the cost of this resource. To the extent possible, TEP would rely upon the new peaking units which went in-service in June 2001, interruptible contracts, load-shifting by large industrial customers, and reserve sharing arrangements with other utilities as resources before purchasing power on the spot markets. Further, in May and June 2001, TEP purchased power under forward contracts to mitigate the risk of the loss of this or other resources to meet its summer peaking needs through September.

     To the extent that TEP takes less power during the summer than the maximum allowed under the contract, TEP's obligation to return power in the winter to SCE would be decreased by a similar amount. TEP could then sell this power into the wholesale energy markets.

     FOUR CORNERS GENERATING STATION COMMITMENT

     TEP is a 7% owner of Units 4 and 5 of the Four Corners Generating Station. The station participation agreement requires that if one of the participants fails to make its payments for operation of the station when due, the other station participants must make these payments on behalf of the defaulting party, in proportion to their ratable ownership interest in the station, for a period of up to six months. During this time, the defaulting participant is entitled to its share of the power generated by the station. After the grace period, the defaulting participant must make its payments in arrears before it would be entitled to its continuing share of power.

     SCE is a 48% owner of the station. SCE has publicly disclosed that due to the high cost of wholesale power in California, which to date it has not been able to recover from customers, it may no longer be able to continue to meet its financial obligations. SCE has made all of its payments for the operation of the station through July 31, 2001. However, we are uncertain whether SCE will be able to continue to make its payments for the remainder of 2001. Based on the operating budget for the station for the year 2001, in the event that SCE were to fail to pay, TEP may be required to pay on SCE's behalf, for the power SCE receives, an average amount of $1 million per month for up to six months. TEP is unable to predict whether it will be required to make any such payments on SCE's behalf in the future.

  REGULATORY MATTERS
  ------------------

     TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as FAS 71, require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not allow TEP to currently charge its customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP defer these items and show them as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items as expense to the income statement as those charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

     The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

     *  an independent regulator sets rates;
     * the regulator sets the rates to cover specific costs of delivering service; and
     * the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

     In November 1999, upon approval by the ACC of a Settlement Agreement relating to recovery of TEP's transition costs and standard retail rates, we discontinued application of FAS 71 to our generation operations.

     We continue to apply FAS 71 to the distribution and transmission portions of TEP's business, our regulated operations. We periodically assess whether we can continue to apply FAS 71 to these operations. If we stopped applying FAS 71 to TEP's remaining regulated operations, we would write off the related balances of TEP's regulatory assets as a charge in our income statement. Based on the balances of TEP's regulatory assets at June 30, 2001, if we had stopped applying FAS 71 to TEP's remaining regulated operations, we would have recorded an extraordinary loss, after tax, of approximately $254 million. While regulatory orders and market conditions may affect our cash flows, our cash flows would not be affected if we stopped applying FAS 71.

  MARKET RISKS
  ------------

     We are exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results. The market risks resulting from changes in interest rates and returns on marketable securities have not changed materially from the market risks reported in the 2000 Form 10-K.

     For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements below.

     COMMODITY PRICE RISK

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

     TEP measures its market risk related to its commodity exposure by using a sensitivity analysis. The market prices used to determine fair value are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. As of June 30, 2001, an increase of 10% in the market prices of electric power from quarter-end levels would have decreased the fair value of its derivative commodity instruments by less than $1 million. Beginning in 2001, changes in the fair value of these derivative instruments are measured in our financial statements in accordance with FAS 133. See Note 2 of Notes to Financial Statements and Accounting for Derivative Instruments and Hedging Activities, below.

     TEP may have increased commodity price risk during 2001 and 2002, due to a potential need to replace a power resource previously available to it during the summer peak usage periods. See Western Energy Markets, SCE Power Exchange Agreement, above. In the event that this resource were unavailable to TEP, or if other unexpected losses of generation resources were to occur due to unplanned outages or natural disasters, TEP would need to seek alternative sources of capacity and energy at prices likely to be significantly in excess of the cost of these resources. To the extent possible, TEP would rely upon the new peaking units which went in-service in June and July 2001, interruptible contracts, load-shifting by large industrial customers, and reserve sharing arrangements with other utilities as resources before purchasing power on the spot markets. Further, in May and June 2001, TEP purchased power under forward contracts to mitigate the risk of the loss of resources to meet its summer peaking needs through September. The price of this purchased power exceeds our generation costs. Under the terms of its Settlement Agreement, TEP's retail rates are frozen through December 31, 2008, except under certain circumstances. As such, TEP would not be able to recover any such increased purchased power costs without further action by the ACC. See Competition, Retail above.

     TEP also purchases coal and natural gas in the normal course of business for fuel for its generating plants. TEP acquires its coal under long-term coal supply contracts. Purchases of gas historically provided fuel for only 3-4% of total generation. During the quarter ended June 30, 2001, approximately 12% of TEP's generation was fueled by natural gas. Market prices of natural gas also increased significantly in the second quarter 2001 and the first six months of 2001, compared with the prior year. The increased market prices, combined with increased usage, caused gas costs to comprise 32% of total fuel expense for the quarter ended June 30, 2001 and 36% for the first six months of 2001. In contrast, approximately 9% of TEP's generation was gas-fueled in the second quarter of 2000. Gas comprised 23% of total fuel expense in the second quarter and 12% in the first six months of 2000. The sustained high levels of wholesale energy prices in the first six months of 2001 made it profitable for TEP to run its gas-fired generating units to sell into the wholesale market. TEP is assured of its gas supply as a retail customer of the local gas supplier in the region. TEP periodically negotiates its contract with its gas supplier to establish terms relating to pricing and scheduling of gas delivery. See Fuel Supply below. TEP also entered into two swap agreements in May 2001 to hedge our risk of fluctuations in the market price of gas related to approximately a third of our anticipated gas purchases from June through October 2001.

     CREDIT RISK

     TEP is exposed to credit risk in its energy trading activities related to potential nonperformance by counterparties. TEP manages the risk of counterparty default by performing financial credit reviews and setting limits and monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty. Despite such mitigation efforts, there is a potential for defaults by counterparties to occur from time to time. In the fourth quarter of 2000 and the first quarter of 2001, TEP was impacted by payment defaults by SCE and PG&E for amounts owed to the CPX and CISO.

     TEP sold approximately $58 million of power to the CPX and CISO during 2000 and $7 million during January of 2001. As a result of payment defaults by SCE and PG&E, TEP's collection shortfall was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. We recorded an allowance for doubtful accounts for the full amount of these uncollected amounts in the fourth quarter of 2000 and the first quarter of 2001. We recorded no such allowances in years prior to 2000. See Western Energy Markets, Payment Defaults and Allowances for Doubtful Accounts, above. Based on a review of its credit exposures at June 30, 2001, TEP does not anticipate any nonperformance by any of its other counterparties and did not record any additional reserves in the second quarter of 2001.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. A derivative financial instrument or other contract derives its value from another investment or designated benchmark. We buy and sell wholesale power using forward contracts which are considered to be derivatives. See Note 2 of Notes to Financial Statements.

     On January 1, 2001, we recorded the cumulative effects of adopting FAS 133 in our financial statements by recognizing all derivatives at fair value and recording the following amounts on our forward contracts as of January 1, 2001:

     Income Statement: after-tax unrealized gain of $470,000.
     Balance Sheet:
     * Other Comprehensive Income, a component of stockholders' equity: after-tax unrealized loss of $14 million, and
     *  Forward Sale and Purchase Contracts Liability of $22 million.

     In addition to our forward contracts to buy and sell wholesale power, we entered into two swap agreements in May 2001 to hedge our risk of fluctuations in the market price of gas related to approximately a third of our anticipated gas purchases from June through October 2001. These swaps are considered derivatives and are designated as cash flow hedges. Under FAS 133, we record unrealized gains and losses on our forward contracts and swap agreements and adjust the related liability on a monthly basis to reflect the market prices at the end of the month. The net unrealized gain/loss on forward sales and purchases related to TEP's energy trading activity is recorded in Total Operating Revenues. All cash flow hedge contracts open at June 30, 2001 will be settled by December 31, 2001, and as a result, the unrealized losses included in Other Comprehensive Income as of June 30, 2001 will be reversed from Other Comprehensive Income by year-end and realized gains or losses will be recorded on the income statement.

  FUEL SUPPLY
  -----------

     TEP and its local gas supplier completed negotiations for a new Special Gas Procurement Agreement to replace the agreement that expired on May 31, 2001. This agreement provides for all of TEP's natural gas commodity and transportation needs for use in power generation and has an initial five year term. The agreement will automatically continue after the initial term unless one party gives notice of termination at least 90 days prior to the anniversary date of the agreement. The ACC approved the agreement, effective June 28, 2001.

  FUTURE GENERATING RESOURCES
  ---------------------------

     TEP

     TEP determined that additional peaking resources would be needed in Tucson beginning in 2001 to improve local system reliability. TEP purchased a 75 MW gas turbine and Millennium purchased a 21 MW gas turbine to address this need. The generators came online in June to meet summer peaking needs. These units increase UniSource Energy's net generating capability to approximately 2,000 MW. TEP's generating needs in the short and intermediate term will be for additional peaking resources, not for base-load generating capacity. TEP will continue to add peaking resources in the Tucson area as needed, based upon our forecasts of retail and firm wholesale load.

     MILLENNIUM

     In recognition of the strong retail growth in Arizona and New Mexico, as well as existing and projected base-load generation capacity needs in the western region, we are evaluating the expansion of the coal-fired Springerville Generating Station by constructing Springerville Units 3 and
4. Springerville was originally designed for four units. Units 3 and 4 would consist of two 380 MW coal-fired base-load generating units at the same site as Springerville Units 1 and 2, and would allow us to spread the fixed costs of the existing common facilities over two additional generating units. We are developing the project scope and schedule and defining the terms of an engineering, procurement, and construction contract. We are also continuing the permitting process, evaluating alternative financing plans, and negotiating with potential equity participants and long-term power purchasers.

     The ACC approved construction of a third and fourth unit at the Springerville Generation Station in 1977 and 1987, respectively, providing that TEP, as plant operator, demonstrate that the fourth unit was needed to provide an adequate, economical and reliable supply of electric power to its customers. In July 2001, TEP filed an application asking the ACC to schedule a hearing addressing the need for the fourth electric generating unit. TEP is also currently involved in discussions with the U.S. Environmental Protection Agency and Arizona Department of Environmental Quality to determine specific levels of acceptable emissions at Springerville. Current plans call for total emissions from all four units to be less than the emissions from Units 1 and 2 today.

     Environmental activist groups have expressed concerns regarding the construction of Units 3 and 4. Such concerns have been expressed in the permitting and ACC proceedings and may extend to other forums and to issues apart from the proposed construction. One such group has sent the Company a notice of intent to sue for alleged violations of the Clean Air Act at the Springerville Generating Station. The notice alleges that more stringent emission standards should apply to Units 1 and 2 and that new permits and the installation of additional facilities meeting best available control technology standards are required for the continued operation of Units 1 and 2 in accordance with applicable law. If any such action were commenced, the Company would vigorously contest such claims.

     We anticipate that power purchase agreements with project off-takers and the engineering, procurement and construction contract will be signed in the next few months. We expect that construction would begin by the first quarter of 2002, with commercial operation of Unit 3 expected to occur in late 2004, followed six months later by Unit 4. We can make no assurances, however, about the ultimate timing, or whether we will proceed with this project. See also Future Generating Resources, Millennium in the 2000 Form 10-K.


RESULTS OF OPERATIONS
---------------------

     UniSource Energy recorded net income of $13.3 million or $0.40 per average share of Common Stock in the second quarter of 2001 and net income of $32.5 million or $0.98 per share in the first six months of 2001. This compares with net income of $10.7 million or $0.33 per average share of Common Stock in the second quarter of 2000 and net income of $10.9 million or $0.34 per share in the first six months of 2000.

     The primary factor affecting the results of operations in both the second quarter and first six months of 2001 was strong results from wholesale marketing activities at TEP. Wholesale revenues more than tripled due to sales of available generating capacity, increased trading activities and significantly higher prices in the Western U.S. energy markets. Wholesale market prices dropped significantly, however, in June 2001. Therefore, results from wholesale marketing activities for the first half of 2001 may not be indicative of results from these activities for the remainder of 2001.

  CONTRIBUTION BY BUSINESS SEGMENT

     The table below shows the contributions to our consolidated after-tax earnings by our two business segments, as well as parent company expenses and inter-company eliminations, for the second quarter and first six months of 2001 and 2000:

                                      Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                       2001       2000         2001       2000
-------------------------------------------------------------------------------
                                              - Millions of Dollars -
Business Segment
  TEP                                $ 18.9     $ 13.4       $ 42.4     $ 13.3
  Millennium                           (4.3)      (1.4)        (7.1)       0.0
  Parent Company and Inter-Company
    Eliminations                       (1.3)      (1.3)        (2.8)      (2.4)
-------------------------------------------------------------------------------
    Consolidated Net Income          $ 13.3     $ 10.7       $ 32.5     $ 10.9
===============================================================================

     Parent company results include the after-tax interest expense accrued on a note payable from UniSource Energy to TEP. This note was provided to TEP in exchange for the stock of Millennium in January 1998. TEP's results include interest income from this note.

     TEP's electric utility business accounts for substantially all of UniSource Energy's assets and revenues. The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP's utility operations, unless otherwise noted. The results of our unregulated energy businesses are discussed in Results of Millennium Energy Businesses below.

  NEW ACCOUNTING STANDARD

     On January 1, 2001, we adopted FAS 133, Accounting for Derivative Instruments and Hedging Activities. As a result, TEP began recognizing unrealized gains and losses related to forward sale and purchase energy contracts in its income statement in the first quarter of 2001. The net unrealized gain/loss on forward sales and purchases related to TEP's energy trading activity is recorded in Total Operating Revenues. The net unrealized gain (pre-tax) for the second quarter ended June 30, 2001 was $4 million and for the first six months was $7 million. See Note 2 of Notes to Financial Statements.

     The analysis of electric wholesale sales and purchased power costs below excludes the impact of these unrealized gains and losses required to be recorded by FAS 133.

  UTILITY KWH SALES AND REVENUES

     Customer growth, weather and other consumption factors affect retail sales of electricity. Price changes also contribute to changes in retail revenues. Electric wholesale sales are affected by market prices in the wholesale energy market, competing sources of energy and capacity in the region.

     TEP continued to experience significant growth in wholesale energy sales and revenues during the second quarter and first six months of 2001, primarily due to significantly higher regional market prices and opportunities to sell its excess generating capacity to California and other western wholesale market participants during the first five months of the year. These revenues more than tripled in the second quarter of 2001 compared with the second quarter of 2000, and comprised 57% of total revenues. TEP's electric wholesale sales consist primarily of four types of sales:

     (1) Sales of firm capacity under long-term contracts for periods of more than one year. TEP currently has long-term contracts with two entities to sell firm capacity: Salt River Project and the NTUA.
     (2) Forward contracts to sell energy for periods of up to one year. Under forward contracts, TEP commits to sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months or one year periods. Forward contracts may consist of sales of TEP's excess generating capacity, or may represent trading activity, where forward sales and purchases may be made within established limits to take advantage of favorable market opportunities.
     (3) Short-term economy energy sales in the daily or hourly markets at fluctuating spot market prices and other non-firm energy sales, including sales under a long-term interruptible contract with PDES entered into by TEP in March 2001.
     (4)  Sales of transmission service.

Comparisons of TEP's kilowatt-hour sales delivered and the corresponding electric revenues for the second quarter and first six months of 2001 are shown below:


                                                 Sales                       Operating Revenue
--------------------------------------------------------------------------------------------------
                                                          Percent                          Percent
Three Months Ended June 30,             2001     2000     Change       2001       2000     Change
--------------------------------------------------------------------------------------------------
                                           - Millions of kWh -          - Millions of Dollars -
Electric Retail Customers              2,120    2,127     (0.3%)    $ 171.7    $ 172.9     (0.7%)
--------------------------------------------------------------------------------------------------
Electric Wholesale Sales Delivered:
  Long-term Contracts                    305      255     19.6%        10.5       12.9    (18.6%)
  Forward Contracts                    1,053      365    188.5%       153.0       11.5      N/M
  Short-term Sales and Other             596      606     (1.7%)       61.5       35.9     71.3%
  Transmission                             -        -        -          1.2        0.9     33.3%
--------------------------------------------------------------------------------------------------
Total Electric Wholesale Sales         1,954    1,226     59.4%       226.2       61.2    269.6%
--------------------------------------------------------------------------------------------------
        Total                          4,074    3,353     21.5%     $ 397.9    $ 234.1     70.0%
==================================================================================================


                                                 Sales                      Operating Revenue
--------------------------------------------------------------------------------------------------
                                                          Percent                          Percent
Six Months Ended June 30,               2001     2000     Change       2001       2000     Change
--------------------------------------------------------------------------------------------------
                                           - Millions of kWh -          - Millions of Dollars -
Electric Retail Customers              3,889    3,849      1.0%     $ 306.3    $ 304.2      0.7%
--------------------------------------------------------------------------------------------------
Electric Wholesale Sales Delivered:
  Long-term Contracts                    639      588      8.7%        27.0       26.0      3.8%
  Forward Contracts                    1,671      839     99.2%       202.1       24.0    742.1%
  Short-term Sales and Other           1,179    1,291     (8.7%)      138.7       54.3    155.4%
  Transmission                             -        -        -          2.1        1.7     23.5%
--------------------------------------------------------------------------------------------------
Total Electric Wholesale Sales         3,489    2,718     28.4%       369.9      106.0    249.0%
--------------------------------------------------------------------------------------------------
        Total                          7,378    6,567     12.3%     $ 676.2    $ 410.2     64.8%
==================================================================================================


     TEP's kWh sales to retail customers decreased 0.3% in the second quarter of 2001 compared with the same period in 2000, despite an increase of 2.5% in retail customers and slightly warmer temperatures. Cooling Degree Days increased from 484 to 498 days in the second quarter of 2001. The retail kWh sales decrease is due to a 5.4% decrease in sales to mining customers, which was offset, in part, by a 3.1% increase in sales to commercial customers. The decrease in mining sales is due to cutbacks in production by one of our mining customers in response to supply and demand factors in the world copper market and reductions in demand for copper. Retail revenues also decreased slightly in the second quarter of 2001 compared with the same period in 2000, reflecting the decreased kWh sales and the effect of a 1.0% across-the-board rate reduction effective July 1, 2000. For the first six months of 2001, retail kWh sales and revenues increased slightly compared with the same period in 2000 due to the higher kWh sales and revenues in the first quarter of 2001.

     Kilowatt-hour electric wholesale sales increased by 59% in the second quarter of 2001 compared with 2000, while revenues from electric wholesale sales increased by 270% in the same period. The largest increase in revenues was in sales under forward contracts. For the first six months of 2001, kilowatt-hour electric wholesale sales increased by 28% and the sales revenues increased by 249%, compared with the same period in 2000, again with the largest increase in sales under forward contracts. The higher volumes and revenues under forward contracts represent increased purchase and resale transactions. Short-term economy sales in the daily and hourly markets also increased as sustained higher market prices made it economical for TEP to run its gas generation units to produce energy to sell to other regional utilities and marketers. Factors contributing to the higher market prices include increased demand due to population and economic growth in the region, higher natural gas prices, dysfunction in the California marketplace, increased maintenance outages due to higher than normal operating levels, lower availability of hydropower resources, transmission constraints, and environmental constraints.

  FUEL AND PURCHASED POWER EXPENSES

     Fuel expense at TEP's generating plants increased by $15 million or 30% primarily because of higher natural gas prices and increased usage of gas generation to meet increased kWh sales. This includes gas expense for the new gas-fired peaking units, which went in-service in June 2001. Also, scheduled maintenance outages at Springerville during the second quarter of 2000 resulted in lower fuel expense compared with the second quarter of 2001. The average cost of fuel per kWh generated was 2.12 cents for second quarter 2001 and 1.90 cents for second quarter 2000. For the six months ended June 30, 2001, Fuel expense increased $43 million, a 46% increase. The average cost of fuel per kWh generated for the first six months of 2001 and 2000 was 2.26 cents and 1.73, respectively.

     Purchased Power expense increased by $131 million in the second quarter of 2001 over the same period in 2000 because of higher wholesale energy prices, increased purchases in the forward and spot energy markets for trading purposes, under agreements to resell to wholesale customers, and to support retail load. Forward purchases of energy to support retail load during June 2001 were made at prices significantly above our cost of generation. For the six months ended June 30, 2001, Purchased Power expense increased $161 million, a 246% increase over the same period in 2000.

  OTHER OPERATING EXPENSES

     Other Operations expense increased $6 million, or 24%, in the second quarter of 2001 compared with the same period in 2000 primarily because of an additional $3 million in administrative expense for post-retirement medical and other benefits. Other Operations expense increased $12 million for the first six months of 2001 for the reasons mentioned above and due to reserves recorded in the first quarter of 2001 to cover our credit exposure for risk of non-payment from electric wholesale sales to California made in January 2001. See Note 6 of Notes to Financial Statements.

     Maintenance Expense was lower in the second quarter of 2001 compared with the same quarter of 2000 due to the scheduled maintenance outage at Springerville Unit 1 in the spring of 2000. Maintenance expense increased by $2.5 million or 10% for the first six months of 2001 compared with the first six months of 2000 because of scheduled maintenance at the Irvington, Springerville Unit 2 and San Juan Unit 2 generating plants in the first quarter of 2001.

     Income Taxes increased $14 million in the second quarter of 2001 and $30 million in the first six months compared with the same periods in 2000. Higher pre-tax income in both periods and the recognition of $6 million in tax benefits in the second quarter of 2000 from the resolution of various IRS audit issues contributed to the increases. See Note 7 of Notes to Financial Statements.

  OTHER INCOME (DEDUCTIONS)

     TEP's income statements for the quarters ended June 30, 2001 and 2000 each include $2 million of interest income on the promissory note TEP received from UniSource Energy in exchange for the transfer of its stock in Millennium. On UniSource Energy's consolidated income statement, this income is eliminated as an inter-company transaction.

     Other interest income for the quarter and six months ended June 30, 2001 was higher than the same periods in 2000 due to higher average cash balances and increased interest income on investments in Springerville Unit 1 lease debt. See Liquidity and Capital Resources below.

     Other income for the second quarter of 2001 also included a $1 million pre-tax gain from the sale of real estate in April 2001.

  INTEREST EXPENSE

     Interest Expense for the second quarter and first six months of 2001 decreased by $2 million and $5 million, respectively compared with the same periods in 2000. These reductions were primarily due to lower amortization of losses on reacquired debt and decreases in the average interest rate on long-term variable rate tax-exempt debt.


RESULTS OF MILLENNIUM ENERGY BUSINESSES
---------------------------------------

     The table below provides a breakdown by Millennium-owned subsidiaries of the after-tax net income and losses recorded by the Millennium Energy Businesses for the quarter and six months ended June 30, 2001 compared with the same periods in 2000.

                                    Three Months Ended        Six Months Ended
                                          June 30,                 June 30,
                                      2001       2000           2001      2000
-------------------------------------------------------------------------------
                                               - Millions of Dollars -

Energy Technology Investments       $ (3.2)    $ (1.3)       $ (5.3)   $ (1.8)
Nations Energy                        (0.1)      (0.7)         (0.2)      0.9
Other                                 (1.0)       0.6          (1.6)      0.9
-------------------------------------------------------------------------------
Total Millennium                    $ (4.3)    $ (1.4)       $ (7.1)    $ 0.0
===============================================================================

     ENERGY TECHNOLOGY INVESTMENTS

     Millennium recorded a net loss of $3.2 million related to its Energy Technology Investments in the second quarter and a net loss of $5.3 million for the first six months of 2001. The major factors contributing to these losses are Global Solar's increased development efforts of its solar modules and Infinite Power Solutions' expenditures to develop thin-film solid state rechargeable batteries. See Note 3 of Notes to Financial Statements.

     NATIONS ENERGY

     Nations Energy recorded small net losses in both the second quarter and first six months of 2001 compared with a net loss of $0.7 million in the quarter ended June 30, 2000 and a net profit of $0.9 million in the six months ended June 30, 2000. Nations Energy's earnings in the first six months of 2000 included a $1.5 million after-tax gain on the sale of a minority interest in a power project in the Czech Republic, offset by a $1.5 million decrease in the market value of its Panama investment.

     OTHER MILLENNIUM INVESTMENTS

     The net loss shown in the "Other" line item in the second quarter and first six months of 2001 relates primarily to a $2.4 million after-tax loss from Millennium's investment in MicroSat, partially offset by approximately $0.5 million in after-tax interest income on Millennium investments and Millennium stand alone tax benefits of $0.9 million. The net gain in the second quarter and first six months of 2000 reflects interest income on Millennium investments.


DIVIDENDS ON COMMON STOCK
-------------------------

     UNISOURCE ENERGY

     On May 11, 2001 UniSource Energy declared a cash dividend in the amount of $0.10 per share on its Common Stock. This dividend, totaling approximately $3 million, was paid June 8, 2001 to shareholders of record at the close of business May 25, 2001. On August 2, 2001, UniSource Energy declared a cash dividend in the amount of $0.10 per share on its Common Stock, payable September 10, 2001 to shareholders of record at the close of business August 15, 2001.

     UniSource Energy's Board of Directors reviews our dividend policy on a continuing basis, taking into consideration a number of factors including our results of operations and financial condition, general economic and competitive conditions and the cash flow from our subsidiary companies, TEP and Millennium.

     TEP

     In December 2000, TEP declared and paid a dividend of $30 million to UniSource Energy.

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of June 30, 2001, the required minimum net worth was $250 million. TEP's actual net worth at June 30, 2001 was $330 million. As of June 30, 2001, TEP was in compliance with the terms of the Credit Agreement. See Investing and Financing Activities, TEP Credit Agreement, below.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's equity ratio equals 37.5% of total capital (excluding capital lease obligations). As of June 30, 2001, TEP's equity ratio on that basis was 22.6%.

     In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings. Therefore, TEP declared its December 2000 dividend from 2000 earnings since TEP had an accumulated deficit, rather than positive retained earnings.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  CASH FLOWS
  ----------

     UNISOURCE ENERGY

     Consolidated cash and cash equivalents increased from the June 30, 2000 balance of $63 million to $179 million at June 30, 2001. For the twelve-month period ended June 30, 2001, cash generated from operating activities exceeded consolidated net cash outflows for investing and financing.

     Net cash flows from operating activities increased by $56 million in the first six months of 2001 compared with the same period in 2000. The net increase resulted primarily from the following factors:

  * $89 million increase in cash receipts from sales to wholesale and retail customers, net of increased fuel and purchased power costs paid; offset by
  *  $22 million increase in operations and maintenance costs paid;
  *  $15 million increase in income taxes paid.

     Net cash used for investing activities totaled $80 million during the first six months of 2001 compared with $66 million during the same period in 2000. Capital expenditures were $17 million higher in 2001, and included $15 million incurred by Millennium in relation to the purchase of a gas turbine, which was placed in-service in June 2001. Investments in and loans to Millennium Energy Businesses also increased by $9 million offset by $7 million in proceeds from the sale of real estate in 2001. Other significant investing activities in 2000 included: (i) the $28 million purchase of Springerville Unit 1 Lease debt by Millennium and (ii) Nations Energy's $20 million in proceeds from the sale of its interest in the Czech Republic power project.

     Net cash used for financing activities totaled $18 million in the first six months of 2001 compared with $75 million during the same period in 2000. In 2001, the major uses of cash for financing activities were $15 million in scheduled payments that retired capital lease obligations, and $7 million in dividends paid. In 2000, $47 million of TEP's maturing 12.22% Series first Mortgage Bonds were retired on June 1, 2000, $23 million in capital lease obligations were retired, and $5 million in dividends paid.

     UniSource Energy's consolidated cash balance, including cash equivalents, at August 6, 2001 was approximately $167 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     TEP

     Cash and cash equivalents increased from the June 30, 2000 balance of $31 million to $151 million at June 30, 2001. For the twelve-month period ended June 30, 2001, net cash inflows from operating activities exceeded net cash outflows from investing and financing activities.

     The reasons for the changes in TEP's statement of cash flows are incorporated above in the analysis of the changes in UniSource Energy's consolidated cash flows.

     TEP's consolidated cash balance, including cash equivalents, at August 6, 2001 was approximately $132 million.

     TEP expects to generate enough cash flow during the next 12 months to fund continuing operating activities, capital expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, TEP's cash flows may vary due to changes in wholesale market conditions, changes in short-term interest rates and other factors. If cash flows were to fall short of our expectations, or if monthly cash requirements temporarily exceed available cash balances, TEP would borrow from the Revolving Credit Facility.


INVESTING AND FINANCING ACTIVITIES
----------------------------------

  UNISOURCE ENERGY
  ----------------

     During the next 12 months, UniSource Energy expects to use cash to fund investments in Millennium's unregulated energy businesses and to pay dividends to shareholders. We expect our sources of cash to be dividends from our subsidiaries, primarily TEP. Although no specific offerings are currently contemplated, UniSource Energy may also issue debt and/or equity securities from time to time. If available cash falls short of expectations, we would reevaluate the investment requirements of Millennium's unregulated energy businesses and/or seek additional financing for, or investments in, those businesses by unrelated parties.

  TEP
  ---

     CAPITAL EXPENDITURES

     TEP's capital expenditures for the three months and six months ended June 30, 2001 were $27 million and $56 million, respectively. TEP's capital budget for the year ending December 31, 2001 is approximately $99 million. These authorized expenditures include costs for TEP to comply with current federal and state environmental regulations. All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may be different from these estimates due to changes in business conditions, construction schedules, environmental requirements and changes to our business arising from retail competition. TEP plans to fund these expenditures through internally generated cash flow.

     In January 2001, TEP and Citizens Communications Company (Citizens) entered into a project development agreement for the construction of a transmission line from Tucson to Nogales, Arizona. TEP has presented environmental impact testimony to the Arizona Power Plant and Transmission Line Siting Committee as a first step towards gaining approval for the location of the line. Additional hearings will be held in mid-August. The proposed line is planned to be in-service by December 31, 2003. Construction costs will range from $20 million to $70 million, depending on the size of the line to be built. This project could provide an opportunity for TEP to interconnect with Mexico, providing further reliability and market opportunities in the region.

     The estimated expenditures of $99 million for the year 2001 do not include any amounts for the new transmission line described above, or for the potential expansion of the Springerville Generating Station. Springerville generation expenditures are expected to be made by another UniSource Energy subsidiary. See Investing and Financing Activities, Millennium, below.

     TEP CREDIT AGREEMENT

     As of June 30, 2001 and as of August 6, 2001, TEP had no borrowings outstanding under its $100 million Revolving Credit Facility.

     TEP is required by its Credit Agreement to maintain certain financial covenants including (a) a minimum Consolidated Tangible Net Worth equal to the sum of $133 million plus 40% of cumulative Consolidated Net Income since January 1, 1997, (b) a minimum Cash Coverage Ratio ranging from 1.50 in 2001 and increasing to 1.55 in 2002, and (c) a maximum Leverage Ratio ranging from 6.40 in 2001 and decreasing to 6.20 in 2002. TEP is in compliance with each of these covenants.

  MILLENNIUM -- UNREGULATED ENERGY BUSINESSES
  -------------------------------------------

     During the past few years, some of the unregulated energy businesses of Millennium have required significant amounts of capital. During 1999 and 2000, however, we took the opportunity to realize the value from certain of these more capital intensive investments and focus on emerging energy production and storage technologies. We expect this trend to continue in 2001 as we look to sell our interests in our remaining Nations Energy investments and continue to make investments in our technology companies.

     Below we provide an update on our significant investments, commitments and investment proceeds in the quarter ended June 30, 2001 and the first six months of 2001.

     SALE OF NEWENERGY, INC.

     On July 23, 1999, MEH sold its 50% ownership in NewEnergy to the AES Corporation for approximately $50 million in consideration. As part of the transaction, two promissory notes were issued by NewEnergy totaling $22.8 million. One of the promissory notes in the principal amount $11.4 million was paid on July 24, 2000 and the remaining promissory note for $11.4 million was paid on July 23, 2001.

     INVESTMENTS IN ENERGY TECHNOLOGIES

     Under a September 2000 agreement reached with INICA, Inc., formerly ITN Energy Systems, Inc., Millennium agreed to certain equity and credit commitments:

  *  a $20 million credit line to Global Solar,
  *  a $6 million credit line to Infinite Power Solutions,
  * a $10 million equity commitment and a $10 million credit line to MicroSat, and
  * a $3 million equity commitment and a $1 million credit line to the product development subsidiary.

     As of June 30, 2001, Millennium had funded approximately $17 million of its combined $26 million commitment to Global Solar and Infinite Power Solutions, $13 million of which was funded during 2001. In the six months ended June 30, 2001, Millennium provided $10 million in equity funding to MicroSat. MicroSat had not drawn against its $10 million credit line as of June 30, 2001. In July 2001, Millennium completed funding its $3 million equity commitment to the product development subsidiary. Millennium expects to fund approximately $15 million to its various Energy Technology Investments in the second half of 2001. A significant portion of the funding under these agreements will be used for research and development purposes, establishment of the production line, and other administrative costs. We recognize expense as these funds are expended for administrative and research and development purposes.

     NATIONS ENERGY COMMITMENTS

     Nations Energy, through its subsidiaries, has a 26% equity interest in a 160 MW power project located in Curacao, Netherland Antilles, which is scheduled for completion in 2003. Nations Energy contributed approximately $2 million to this project in the six months ended June 30, 2001, bringing its total investment in the project as of June 30, 2001 to $5 million. In addition, in December 2000, Nations Energy provided a $7 million deposit to fund scheduled equity contributions through April 2003. As of June 30, 2001, $5.4 million of this deposit remained. Nations Energy holds a $10 million deposit primarily for possible construction overruns.

     Currently, we do not intend to make any material investments in new projects through Nations Energy and we continue to review options for the sale of Nations Energy's remaining assets.

     OTHER INVESTMENTS AND COMMITMENTS

     In July 2000, Millennium made a $15 million capital commitment to a limited partnership which will fund energy related investments. As of June 30, 2001, Millennium has funded $5.7 million under this commitment, $4.3 million of which was funded in 2001. The remaining $9.3 million is expected to be invested within two to three years. A member of the UniSource Energy Board of Directors has a minor investment in the project. An affiliate of this board member serves as the general partner.

     In November 2000, Millennium made a $5 million capital commitment to a venture capital fund that will focus on information technology, optics and biotechnology in Tucson, Arizona. A member of the UniSource Energy Board of Directors owns the company that manages the fund. As of June 30, 2001 Millennium had funded $142,000 under this commitment. Millennium expects to fund approximately $1 million under this agreement in 2001.

     We are evaluating the expansion of the coal-fired Springerville Generating Station by constructing Springerville Units 3 and 4. Springerville was originally designed for four units. Units 3 and 4 would consist of two 380 MW coal-fired base load generating units at the same site as Springerville Units 1 and 2, and would allow us to spread the fixed costs of the existing common facilities over the two additional generating units. We are developing the project scope and schedule and defining the terms of an engineering, procurement, and construction contract. We are also continuing the permitting process, evaluating alternative financing plans, and negotiating with potential equity participants and long-term power purchasers.

     Environmental activist groups have expressed concerns regarding the construction of Units 3 and 4. Such concerns have been expressed in the permitting and ACC proceedings and may extend to other forums and to issues apart from the proposed construction. One such group has sent the Company a notice of intent to sue for alleged violations of the Clean Air Act at the Springerville Generating Station. The notice alleges that more stringent emission standards should apply to Units 1 and 2 and that new permits and the installation of additional facilities meeting best available control technology standards are required for the continued operation of Units 1 and 2 in accordance with applicable law. If any such action were commenced, the Company would vigorously contest such claims.

     We anticipate that power purchase agreements with project off-takers and the engineering, procurement and construction contract will be signed in the next few months. Construction is expected to begin by the first quarter of 2002, with commercial operation of Unit 3 expected to occur in late 2004, followed six months later by Unit 4. Total construction costs for this project are expected to range from $800 million to $900 million from 2002 to 2005, and total project costs, which include construction costs, various development costs and interest during construction, are expected to exceed $1 billion. We can make no assurances, however, about the ultimate timing, or whether we will proceed with this project.


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. UniSource Energy and TEP are including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or for UniSource Energy or TEP in this Quarterly Report on Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not statements of historical facts. Forward-looking statements may be identified by the use of words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of UniSource Energy or TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, UniSource Energy and TEP disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

     Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management's expectations, beliefs or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in other parts of this report:

     1. Effects of restructuring initiatives in the electric industry and other energy-related industries.

     2. Effects of competition in retail and wholesale energy markets.

     3. Changes in economic conditions, demographic patterns and weather conditions in TEP's retail service area.

     4. Supply and demand conditions in wholesale energy markets, including volatility in market prices and illiquidity in markets, which are affected by a variety of factors. These factors include the availability of generating capacity in the West, including hydroelectric resources, weather, natural gas prices and the impact of utility restructuring and generation divestitures in various states, as well as federal price controls.

     5. The creditworthiness of the entities to which TEP sells capacity and energy.

     6. Changes affecting TEP's cost of providing electrical service including changes in fuel costs, generating unit operating performance, scheduled and unscheduled plant outages, interest rates, tax laws, environmental laws, and the general rate of inflation.

     7. Changes in governmental policies and regulatory actions with respect to financings and rate structures.

     8. Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

     9. Changes in accounting principles or the application of such principles to UniSource Energy or TEP.

    10. Market conditions and technological changes affecting UniSource Energy's unregulated businesses.


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

     The information contained in this Item updates, and should be read in conjunction with, information included in Part II, Item 7A in UniSource Energy's and TEP's Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

     See Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of
Operations, Market Risks.

                        PART II - OTHER INFORMATION

ITEM 1. -  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

None.


ITEM 4.  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

     UniSource Energy conducted its annual meeting of shareholders on May 11, 2001. At that meeting, the shareholders of UniSource
Energy elected members of the Board of Directors.

     The total votes were as follows:


Election of Directors
                                      Against                    Broker
                          For       or Withheld    Abstain     Non-Votes
                          ---       -----------    -------     ---------

Lawrence J. Aldrich   30,404,808      609,133      202,394         --
Larry W. Bickle       30,404,726      609,215      202,476         --
Elizabeth T. Bilby    30,582,316      431,625       24,886         --
Harold W. Burlingame  30,600,953      412,988        6,249         --
Jose L. Canchola      30,569,632      444,309       37,570         --
John L. Carter        30,589,472      424,469       17,730         --
Daniel W. L. Fessler  30,318,579      695,362      288,623         --
James S. Pignatelli   30,599,378      414,563        7,824         --
Martha R. Seger       30,566,210      447,731       40,992         --
H. Wilson Sundt       30,579,361      434,580       27,841         --


ITEM 5. - OTHER INFORMATION
--------------------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

In its August 2, 2001 meeting, the UniSource Energy Board of Directors elected two additional Board members. The following new directors began their term, effective August 2, 2001.

  * Kenneth Handy - Business consultant; retired Vice President and CFO of The Permanente Medical Group, Inc. (Kaiser Permanente Medical Care Program). Age 63.

  * Warren Y. Jobe - Retired Senior Vice President of Southern Company and Executive Vice President of Georgia Power Company. Age 60.


ADDITIONAL FINANCIAL DATA

The following table reflects the ratio of earnings to fixed charges for
TEP:

                                       6 Months Ended     12 Months Ended
                                          June 30,            June 30,
                                             2001               2001
                                       --------------     ---------------

    Ratio of Earnings to Fixed Charges      1.95                1.88


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)  Exhibits.

     -- See Exhibit Index.

(b)  Reports on Form 8-K.

      None.

                                 Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.


                                     UNISOURCE ENERGY CORPORATION
                                     ----------------------------
                                              (Registrant)


Date:  August 13, 2001                  /s/    Kevin Larson
                                     ----------------------------
                                               Kevin Larson
                                      Vice President and Principal
                                             Financial Officer



                                     TUCSON ELECTRIC POWER COMPANY
                                     -----------------------------
                                             (Registrant)


Date:  August 13, 2001                  /s/    Kevin Larson
                                     -----------------------------
                                               Kevin Larson
                                      Vice President and Principal
                                             Financial Officer

                               EXHIBIT INDEX

     11 - Statement re: computation of per share earnings - UniSource
          Energy.
     12 - Computation of Ratio of Earnings to Fixed Charges - TEP.
     15 - Letter regarding unaudited interim financial information.