Form 10-Q
period 2003-03-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2003-05-15
CIK 100122, 941138

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                         FORM 10-Q

     (Mark One)
        [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                       For The Quarterly Period Ended March 31, 2003

                                             OR

        [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _________ to _________.


     Commission      Registrant; State of Incorporation;   IRS Employer
     File Number     Address; and Telephone Number         Identification Number
     -----------     ----------------------------------    ---------------------


     1-13739         UNISOURCE ENERGY CORPORATION          86-0786732
                     (An Arizona Corporation)
                     One South Church Avenue, Suite 100
                     Tucson, AZ  85701
                     (520) 571-4000

     1-5924          TUCSON ELECTRIC POWER COMPANY         86-0062700
                     (An Arizona Corporation)
                     One South Church Avenue, Suite 100
                     Tucson, AZ  85701
                     (520) 571-4000


     Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X    No
                                                     -----     -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     UniSource Energy Corporation             Yes   X     No
                                                  -----      -----
     Tucson Electric Power Company            Yes         No   X
                                                  -----      -----

     At May 8, 2003, 33,589,114 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock), were outstanding.

     At May 8, 2003, 32,139,555 shares of Tucson Electric Power Company's common stock, no par value, were outstanding, of which 32,139,434 were held by UniSource Energy.

--------------------------------------------------------------------------------

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

                              TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Definitions.................................................................iv
Report of Independent Accountants............................................1

PART I  -  FINANCIAL INFORMATION

Item 1.  -  Financial Statements
   UniSource Energy Corporation
     Comparative Condensed Consolidated Statements of Income (Loss)..........2
     Comparative Condensed Consolidated Statements of Cash Flows.............3
     Comparative Condensed Consolidated Balance Sheets.......................4
     Condensed Consolidated Statement of Changes in Stockholders' Equity.....5
   Tucson Electric Power Company
     Comparative Condensed Consolidated Statements of Income (Loss)..........6
     Comparative Condensed Consolidated Statements of Cash Flows.............7
     Comparative Condensed Consolidated Balance Sheets.......................8
     Condensed Consolidated Statement of Changes in Stockholders' Equity.....9
   Notes to Condensed Consolidated Financial Statements
   Note 1.  Nature of Operations and Basis of Accounting Presentation.......10
   Note 2.  Regulatory Accounting...........................................10
   Note 3.  Asset Purchase Agreements.......................................11
   Note 4.  Accounting Change: Accounting for Asset Retirement Obligations..12
   Note 5.  Stock-Based Compensation........................................14
   Note 6.  Accounting for Derivative Instruments and Trading Activities....15
   Note 7.  Business Segments...............................................16
   Note 8.  Millennium......................................................17
   Note 9.  Commitments and Contingencies...................................18
   Note 10. Wholesale Accounts Receivable and Allowances....................20
   Note 11. UniSource Energy Earnings per Share (EPS).......................21
   Note 12. Income and Other Taxes..........................................21
   Note 13. New Accounting Pronouncements...................................22
   Note 14. Review by Independent Accountants...............................22

Item 2.  -  Management's Discussion and Analysis of Financial Condition
   and Results of Operations
   Overview of Consolidated Business........................................23
   Results of Operations
     UniSource Energy Consolidated..........................................23
     Contribution by Business Segment.......................................24
     Results of TEP.........................................................24
     Results of Millennium..................................................27
     Results of UED.........................................................27
   Citizens Acquisition.....................................................27
   Springerville Generating Station Expansion...............................29
   Factors Affecting Results of Operations
     Competition............................................................29
     Industry Restructuring.................................................30
     Market Risks...........................................................32
   Liquidity and Capital Resources
     UniSource Energy - Consolidated Cash Flows.............................34
     UniSource Energy - Parent Company......................................35
     TEP - Electric Utility.................................................35

                              TABLE OF CONTENTS
                                 (concluded)

     Millennium - Unregulated Businesses....................................37
     UED - Unregulated Energy Business......................................38
     Financing Risks........................................................38
     Contractual Obligations................................................38
     Guarantees and Indemnities.............................................39
     Dividends on Common Stock..............................................39
   Outlook and Strategies...................................................40
   Critical Accounting Policies.............................................40
   New Accounting Pronouncements............................................44
   Safe Harbor for Forward-Looking Statements...............................45

Item 3.  -  Quantitative and Qualitative Disclosures about Market Risk......46

Item 4.  -  Controls and Procedures.........................................46


PART II - OTHER INFORMATION

Item 1.  -  Legal Proceedings...............................................47

Item 5.  -  Other Information
   Additional Financial Data................................................48
   Approval of Non-Audit Services...........................................48
   SEC Reports Available on UniSource Energy's Website......................48

Item 6.  -  Exhibits and Reports on Form 8-K................................48

Signatures..................................................................49
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act............50
Exhibit Index...............................................................54

                                 DEFINITIONS

The abbreviations and acronyms used in the 2003 First Quarter Form 10-Q are defined below:
--------------------------------------------------------------------------------

ACC..........................  Arizona Corporation Commission.
ACC Holding Company Order....  The order approved by the ACC in November
                                 1997 allowing TEP to form a holding company.
capacity.....................  The ability to produce power; the most power a unit can produce or the maximum that can be
                                 taken under a contract; measured in MWs.
CISO.........................  California Independent System Operator.
Citizens.....................  Citizens Communications Company.
Citizens Settlement
  Agreement..................  A proposed agreement with the ACC Staff dated April 1, 2003, addressing rate case and financing issues in the planned acquisition by UniSource Energy of the Citizens' Arizona gas and electric assets.
Common Stock.................  UniSource Energy's common stock, without par value.
CPX..........................  California Power Exchange.
Credit Agreement.............  Credit Agreement between TEP and a syndicate of banks, dated as of November 14, 2002.
Emission Allowance(s)........  An allowance issued by the Environmental
                                 Protection Agency which permits emission of one ton of sulfur dioxide. These allowances can be bought and sold.
energy.......................  The amount of power produced over a given period of time; measured in MWh.
ESP..........................  Energy Service Provider.
FAS 71.......................  Statement of Financial Accounting Standards No.
                                 71: Accounting for the Effects of Certain Types of Regulation.
FAS 133......................  Statement of Financial Accounting Standards No.
                                 133: Accounting for Derivative Instruments and Hedging Activities.
FAS 143......................  Statement of Financial Accounting Standards No.
                                 143: Accounting for Asset Retirement
                                 Obligations.
FERC.........................  Federal Energy Regulatory Commission.
GAAP.........................  Generally Accepted Accounting Principles.
Global Solar.................  Global Solar Energy, Inc., a company that develops and manufactures thin-film
                                 photovoltaic cells.  Millennium owns 87% of
                                 Global Solar.
Heating Degree Days..........  An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.
IPS..........................  Infinite Power Solutions, Inc., a company that develops thin-film batteries. Millennium owns approximately 74% of IPS.
ITN..........................  ITN Energy Systems, Inc., was formed to provide research, development, and other services.
                                 Millennium currently owns 49% but has agreed to reduce its ownership to 9%.
kWh..........................  Kilowatt-hour(s).
MEG..........................  Millennium Environmental Group, Inc., a wholly-
                                 owned subsidiary of Millennium, which manages and trades Emission Allowances, coal, and related financial instruments.
MicroSat.....................  MicroSat Systems, Inc., is a company formed to develop and commercialize small-scale
                                 satellites. Millennium currently owns 49% but has agreed to reduce its ownership to 35%.
Millennium...................  Millennium Energy Holdings, Inc., a wholly-
                                 owned subsidiary of UniSource Energy.
MW...........................  Megawatt(s).
MWh..........................  Megawatt-hour(s).
PG&E.........................  Pacific Gas and Electric Company.
Revolving Credit Facility....  $60 million revolving credit facility entered into under the Credit Agreement between a
                                 syndicate of banks and TEP.
Rules........................  Retail Electric Competition Rules.
SCE..........................  Southern California Edison Company.
Settlement Agreement.........  TEP's Settlement Agreement approved by the ACC in November 1999 that provided for electric
                                 retail competition and transition asset
                                 recovery.
Springerville................  Springerville Generating Station.
Springerville Common
  Facilities Leases..........  Leveraged lease arrangements relating to an undivided one-half interest in certain
                                 Springerville facilities used in common by Springerville Unit 1 and Springerville Unit 2.

                                 DEFINITIONS
                                 (concluded)

Springerville Unit 1.........  Unit 1 of the Springerville Generating Station.
Springerville Unit 2.........  Unit 2 of the Springerville Generating Station.
SRP..........................  Salt River Project Agricultural Improvement and
                                 Power District.
TEP..........................  Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
Tri-State....................  Tri-State Generation and Transmission
                                 Association.
TruePricing..................  TruePricing, Inc., a start-up company established to market energy related products. Millennium and TEP collectively own 51% of the outstanding shares of TruePricing.
UED..........................  UniSource Energy Development Company, a wholly-
                                 owned subsidiary of UniSource Energy, which
                                 engages in developing generation resources and other project development services and related activities.
UniSource Energy.............  UniSource Energy Corporation.

                      Report of Independent Accountants



To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company

We have reviewed the accompanying condensed consolidated balance sheets of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company and its subsidiaries (TEP) as of March 31, 2003 and the related condensed consolidated statements of income (loss) and of cash flows for each of the three-month periods ended March 31, 2003 and 2002 and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2003. These financial statements are the responsibility of the Company's and TEP's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization of the Company and TEP as of December 31, 2002, and the related consolidated statements of income, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 6, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.




PricewaterhouseCoopers LLP
May 2, 2003

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                      Three Months Ended
                                                           March 31,
                                                       2003         2002
                                                          (Unaudited)
-----------------------------------------------------------------------------
                                                    -Thousands of Dollars-
Operating Revenues
 Electric Retail Sales                               $ 130,545    $ 131,832
 Electric Wholesale Sales                               40,170       35,546
 Net Gain (Loss) on TEP Forward Contracts and
  MEG Trading Activities                                  (342)       1,021
 Other Revenues                                          2,793        2,796
-----------------------------------------------------------------------------
  Total Operating Revenues                             173,166      171,195
-----------------------------------------------------------------------------
Operating Expenses
 Fuel                                                   46,502       48,319
 Purchased Power                                        15,656        1,470
 Other Operations and Maintenance                       52,156       48,876
 Depreciation and Amortization                          30,520       33,450
 Amortization of Transition Recovery Asset               3,608        2,882
 Taxes Other Than Income Taxes                          11,591       11,512
-----------------------------------------------------------------------------
  Total Operating Expenses                             160,033      146,509
-----------------------------------------------------------------------------
   Operating Income                                     13,133       24,686
-----------------------------------------------------------------------------
Other Income (Deductions)
 Interest Income                                         5,234        4,756
 Other Income                                            1,507        2,066
 Other Expense                                          (2,225)      (1,871)
-----------------------------------------------------------------------------
  Total Other Income (Deductions)                        4,516        4,951
-----------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                         19,272       15,972
 Interest on Capital Leases                             20,738       22,244
 Other Interest Expense, Net of Amounts Capitalized        (93)         231
-----------------------------------------------------------------------------
  Total Interest Expense                                39,917       38,447
-----------------------------------------------------------------------------
Loss Before Income Taxes and Cumulative Effect of
 Accounting Change                                     (22,268)      (8,810)
 Income Tax Benefit                                     (8,067)      (2,496)
-----------------------------------------------------------------------------
Loss Before Cumulative Effect of Accounting Change     (14,201)      (6,314)
Cumulative Effect of Accounting Change - Net of Tax     67,471            -
-----------------------------------------------------------------------------
Net Income (Loss)                                    $  53,270    $  (6,314)
=============================================================================
Average Shares of Common Stock Outstanding (000)        33,739       33,586
=============================================================================
Basic and Diluted Earnings per Share
 Loss Before Cumulative Effect of Accounting Change  $   (0.42)   $   (0.19)
 Cumulative Effect of Accounting Change - Net of Tax $    2.00            -
 Net Income (Loss)                                   $    1.58    $   (0.19)
=============================================================================
Dividends Paid per Share                             $    0.15    $   0.125
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                             March 31,
                                                         2003         2002
                                                            (Unaudited)
-------------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
 Cash Receipts from Electric Retail Sales            $ 153,697      $ 155,392
 Cash Receipts from Electric Wholesale Sales            57,405         87,281
 MEG Cash Receipts from Trading Activity                12,446          3,420
 Interest Received                                      11,375          3,322
 Fuel Costs Paid                                       (49,760)       (49,823)
 Purchased Power Costs Paid                            (26,061)       (56,299)
 Wages Paid, Net of Amounts Capitalized                (20,539)       (21,696)
 Payment of Other Operations and Maintenance Costs     (27,341)       (28,488)
 MEG Cash Payments for Trading Activity                (14,326)        (4,799)
 Capital Lease Interest Paid                           (41,967)       (34,914)
 Taxes Paid, Net of Amounts Capitalized                (14,001)       (14,408)
 Debt Interest Paid, Net of Amounts Capitalized        (25,362)       (22,348)
 Income Taxes Paid                                      (4,367)        (7,722)
 Other                                                    (902)           254
-------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                   10,297          9,172
-------------------------------------------------------------------------------
Cash Flows from Investing Activities
 Capital Expenditures                                  (37,942)       (27,060)
 Investment in Springerville Lease Debt and Equity       8,778       (101,135)
 Investment in and Loans to Equity Investees            (4,606)        (5,423)
 Other                                                    (637)         5,425
-------------------------------------------------------------------------------
Net Cash Flows - Investing Activities                  (34,407)      (128,193)
-------------------------------------------------------------------------------
Cash Flows from Financing Activities
 Repayments of Long-Term Debt                           (1,261)        (1,225)
 Common Stock Dividends Paid                            (5,045)        (4,198)
 Payments on Capital Lease Obligations                 (37,374)       (13,411)
 Other                                                     883          1,447
-------------------------------------------------------------------------------
Net Cash Flows - Financing Activities                  (42,797)       (17,387)
-------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents              (66,907)      (136,408)
Cash and Cash Equivalents, Beginning of Year            90,928        228,154
-----------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period             $  24,021      $  91,746
===============================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
-------------------------------------------------------------------------------
Net Income (Loss)                                    $  53,270      $  (6,314)
Adjustments to Reconcile Net Income (Loss) to Net
 Cash Flows
  Cumulative Effect of Accounting Change - Net
   of Tax                                              (67,471)             -
  Depreciation and Amortization Expense                 30,520         33,450
  Depreciation Recorded to Fuel and Other
   Other O&M Expense                                     1,448          1,417
  Amortization of Transition Recovery Asset              3,608          2,882
  Net Unrealized (Gain) Loss on Forward Electric
   Sales and Purchases and MEG Trading Activities       (1,783)        (1,085)
  Amortization of Deferred Debt-Related Costs
   included in Interest Expense                            732            484
  Provision for Bad Debts                                3,192            667
  Deferred Income Taxes                                 19,192         (8,723)
  Losses from Equity Method Entities                     1,929          1,113
Other, Net                                              11,468         (5,366)
Changes in Current Assets and Liabilities which
 Provided (Used) Cash Exclusive of Changes
 Shown Separately:
  Accounts Receivable                                   12,655         55,649
  Materials and Fuel Inventory                          (4,405)        (1,120)
  Accounts Payable                                      (5,269)       (41,648)
  Interest Accrued                                     (28,580)       (20,095)
  Taxes Accrued                                        (23,358)         7,963
  Other Current Assets                                     934         (2,444)
  Other Current Liabilities                              2,215         (7,658)
-------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                $  10,297      $   9,172
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,    December 31,
                                                       2003           2002
                                                    (Unaudited)
-------------------------------------------------------------------------------
                                                     -Thousands of Dollars-
ASSETS
Utility Plant
 Plant in Service                                  $ 2,609,615   $ 2,598,884
 Utility Plant under Capital Leases                    747,556       747,556
 Construction Work in Progress                          83,725        59,926
-------------------------------------------------------------------------------
  Total Utility Plant                                3,440,896     3,406,366
 Less Accumulated Depreciation and Amortization     (1,254,988)   (1,346,101)
 Less Accumulated Depreciation of
  Capital Lease Assets                                (399,218)     (391,915)
-------------------------------------------------------------------------------
  Total Utility Plant - Net                          1,786,690     1,668,350
-------------------------------------------------------------------------------

Investments and Other Property
 Investments in Lease Debt and Equity                  182,867       191,867
 Other                                                 121,091       123,238
-------------------------------------------------------------------------------
  Total Investments and Other Property                 303,958       315,105
-------------------------------------------------------------------------------
Current Assets
 Cash and Cash Equivalents                              24,021        90,928
 Trade Accounts Receivable                              72,347        85,697
 Allowance for Doubtful Accounts                       (11,559)       (9,062)
 Materials and Fuel Inventory                           52,261        46,657
 Trading Assets                                         22,808        15,150
 Current Regulatory Assets                              11,061        11,778
 Deferred Income Taxes - Current                         9,456        15,917
 Interest Receivable - Current                           6,337        12,178
 Other                                                  15,584        15,762
-------------------------------------------------------------------------------
  Total Current Assets                                 202,316       285,005
-------------------------------------------------------------------------------
Regulatory and Other Assets
 Transition Recovery Asset                             303,512       307,120
 Income Taxes Recoverable Through Future Revenues       55,245        57,044
 Other Regulatory Assets                                10,851        10,504
 Other Assets                                           47,981        47,606
-------------------------------------------------------------------------------
  Total Regulatory and Other Assets                    417,589       422,274
-------------------------------------------------------------------------------
Total Assets                                       $ 2,710,553   $ 2,690,734
===============================================================================
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
 Common Stock Equity                               $   486,541   $   438,229
 Capital Lease Obligations                             762,926       801,611
 Long-Term Debt                                      1,127,829     1,128,963
-------------------------------------------------------------------------------
  Total Capitalization                               2,377,296     2,368,803
-------------------------------------------------------------------------------
Current Liabilities
 Current Obligations under Capital Leases               48,900        42,960
 Current Maturities of Long-Term Debt                    1,832         1,840
 Accounts Payable                                       43,202        48,934
 Interest Accrued                                       26,953        60,238
 Trading Liabilities                                    18,019        10,255
 Taxes Accrued                                          10,492        33,850
 Accrued Employee Expenses                              12,097        13,644
 Other                                                  11,884         7,659
-------------------------------------------------------------------------------
  Total Current Liabilities                            173,379       219,380
-------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
 Deferred Income Taxes - Noncurrent                     90,156        34,552
 Other                                                  69,722        67,999
-------------------------------------------------------------------------------
  Total Deferred Credits and Other Liabilities         159,878       102,551
-------------------------------------------------------------------------------
Commitments and Contingencies (Note 9)
-------------------------------------------------------------------------------
Total Capitalization and Other Liabilities         $ 2,710,553   $ 2,690,734
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Accumulated
                         Common          Accumulated    Other         Total
                         Shares   Common  Earnings  Comprehensive Stockholders'
                      Outstanding* Stock  (Deficit)  Income (Loss)   Equity
-------------------------------------------------------------------------------
                                           (Unaudited)
                                          -In Thousands-

Balances at
 December 31, 2002       33,579  $661,185 $(218,932)  $  (4,024)     $438,229
-------------------------------------------------------------------------------
Comprehensive Income:
 2003 Year-to-Date
  Net Income                  -         -    53,270           -        53,270
                                                                    -----------
Total Comprehensive
 Income                                                                53,270
                                                                    -----------

 Dividend Declared            -         -    (5,045)          -        (5,045)

 Shares Issued under
  Stock Compensation
  Plans                       5        49         -           -            49
 Shares Distributed by
  Deferred Compensation
  Trust                       1         9         -           -             9
 Shares Issued for
  Stock Options               2        29         -           -            29
-------------------------------------------------------------------------------
Balances at
 March 31, 2003          33,587  $661,272 $(170,707)  $  (4,024)     $486,541
===============================================================================

* UniSource Energy has 75 million authorized shares of common stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                       Three Months Ended
                                                            March 31,
                                                        2003        2002
                                                           (Unaudited)
-----------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Operating Revenues
 Electric Retail Sales                               $ 130,545     $ 131,832
 Electric Wholesale Sales                               40,170        35,546
 Net Unrealized Gain on Forward Electric
  Sales and Purchases                                       88           817
 Other Revenues                                          1,744         1,382
-----------------------------------------------------------------------------
  Total Operating Revenues                             172,547       169,577
-----------------------------------------------------------------------------
Operating Expenses
 Fuel                                                   46,502        48,319
 Purchased Power                                        15,656         1,470
 Other Operations and Maintenance                       45,301        44,268
 Depreciation and Amortization                          29,624        32,356
 Amortization of Transition Recovery Asset               3,608         2,882
 Taxes Other Than Income Taxes                          11,150        11,112
-----------------------------------------------------------------------------
  Total Operating Expenses                             151,841       140,407
-----------------------------------------------------------------------------
   Operating Income                                     20,706        29,170
-----------------------------------------------------------------------------
Other Income (Deductions)
 Interest Income                                         5,167         4,483
 Interest Income - Note Receivable from
  UniSource Energy                                       2,525         2,301
 Other Income                                              975         1,176
 Other Expense                                            (265)         (425)
-----------------------------------------------------------------------------
  Total Other Income (Deductions)                        8,402         7,535
-----------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                         19,272        15,972
 Interest on Capital Leases                             20,734        22,230
 Other Interest Expense, Net of Amounts Capitalized       (247)           55
-----------------------------------------------------------------------------
  Total Interest Expense                                39,759        38,257
-----------------------------------------------------------------------------
Loss Before Income Taxes and
 Cumulative Effect of Accounting Change                (10,651)       (1,552)
 Income Tax Expense (Benefit)                           (3,475)          378
-----------------------------------------------------------------------------
Loss Before Cumulative Effect of
 Accounting Change                                      (7,176)       (1,930)
Cumulative Effect of Accounting Change - Net
 of Tax                                                 67,471             -
-----------------------------------------------------------------------------
Net Income (Loss)                                    $  60,295     $  (1,930)
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31,
                                                        2003        2002
                                                           (Unaudited)
-----------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Cash Flows from Operating Activities
 Cash Receipts from Electric Retail Sales            $  153,697   $  155,392
 Cash Receipts from Electric Wholesale Sales             57,405       87,281
 Interest Received                                       11,244        3,050
 Fuel Costs Paid                                        (49,760)     (49,823)
 Purchased Power Costs Paid                             (26,061)     (56,299)
 Wages Paid, Net of Amounts Capitalized                 (16,688)     (18,011)
 Payment of Other Operations and Maintenance Costs      (24,570)     (25,262)
 Capital Lease Interest Paid                            (41,963)     (34,893)
 Taxes Paid, Net of Amounts Capitalized                 (12,965)     (13,201)
 Debt Interest Paid, Net of Amounts Capitalized         (25,351)     (22,342)
 Income Taxes Paid                                       (3,469)      (7,667)
-----------------------------------------------------------------------------
Net Cash Flows - Operating Activities                    21,519       18,225
-----------------------------------------------------------------------------
Cash Flows from Investing Activities
 Capital Expenditures                                   (37,095)     (23,988)
 Investment in Springerville Lease Debt and Equity        8,778     (101,135)
 Other                                                     (952)       2,152
-----------------------------------------------------------------------------
Net Cash Flows - Investing Activities                   (29,269)    (122,971)
-----------------------------------------------------------------------------
Cash Flows from Financing Activities
 Repayments of Long-Term Debt                            (1,225)      (1,225)
 Payments on Capital Lease Obligations                  (37,347)     (13,338)
 Other                                                    1,023          766
-----------------------------------------------------------------------------
Net Cash Flows - Financing Activities                   (37,549)     (13,797)
-----------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents               (45,299)    (118,543)
Cash and Cash Equivalents, Beginning of Year             55,778      159,680
-----------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period             $   10,479   $   41,137
=============================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
-----------------------------------------------------------------------------
Net Income (Loss)                                    $   60,295   $   (1,930)
Adjustments to Reconcile Net Income (Loss)
 to Net Cash Flows
 Cumulative Effect of Accounting Change
  - Net of Tax                                          (67,471)           -
 Depreciation and Amortization Expense                   29,624       32,356
 Depreciation Recorded to Fuel and Other
  O&M Expense                                             1,448        1,417
 Amortization of Transition Recovery Asset                3,608        2,882
 Net Unrealized (Gain) Loss on Forward Electric
  Sales and Purchases                                       (88)        (817)
 Amortization of Deferred Debt-Related Costs
  included in Interest Expense                              732          484
 Provision for Bad Debts                                  3,192          667
 Deferred Income Taxes                                   15,432       (5,769)
 Losses from Equity Method Entities                         (52)          91
 Interest on Note Receivable from UniSource
  Energy                                                 (2,525)      (2,301)
Other, Net                                                1,747        2,448
Changes in Current Assets and Liabilities
 which Provided (Used) Cash Exclusive of Changes
 Shown Separately:
 Accounts Receivable                                     22,989       52,334
 Materials and Fuel Inventory                              (221)          63
 Accounts Payable                                        (5,339)     (47,489)
 Interest Accrued                                       (28,580)     (20,095)
 Taxes Accrued                                          (19,552)       7,852
 Other Current Assets                                     7,024       (1,857)
 Other Current Liabilities                                 (744)      (2,111)
-----------------------------------------------------------------------------
Net Cash Flows - Operating Activities                $   21,519   $   18,225
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,   December 31,
                                                       2003         2002
                                                    (Unaudited)
-----------------------------------------------------------------------------
                                                      -Thousands of Dollars-
ASSETS
Utility Plant
 Plant in Service                                  $ 2,609,615   $ 2,598,884
 Utility Plant under Capital Leases                    747,556       747,556
 Construction Work in Progress                          83,725        59,926
-----------------------------------------------------------------------------
  Total Utility Plant                                3,440,896     3,406,366
 Less Accumulated Depreciation and Amortization     (1,254,988)   (1,346,101)
 Less Accumulated Depreciation of
  Capital Lease Assets                                (399,218)     (391,915)
-----------------------------------------------------------------------------
  Total Utility Plant - Net                          1,786,690     1,668,350
-----------------------------------------------------------------------------
Investments and Other Property
 Investments in Lease Debt and Equity                  182,867       191,867
 Other                                                  21,198        21,358
-----------------------------------------------------------------------------
   Total Investments and Other Property                204,065       213,225
-----------------------------------------------------------------------------
Note Receivable from UniSource Energy                   70,132        79,462
-----------------------------------------------------------------------------
Current Assets
 Cash and Cash Equivalents                              10,479        55,778
 Trade Accounts Receivable                              58,097        76,736
 Allowance for Doubtful Accounts                       (11,509)       (9,012)
 Intercompany Accounts Receivable                       15,377        14,851
 Materials and Fuel Inventory                           45,921        44,500
 Interest on Note Receivable from
  UniSource Energy                                      11,855             -
 Current Regulatory Assets                              11,061        11,778
 Deferred Income Taxes - Current                         9,456        15,917
 Interest Receivable - Current                           6,337        12,178
 Other                                                   7,312         8,407
-----------------------------------------------------------------------------
  Total Current Assets                                 164,386       231,133
-----------------------------------------------------------------------------
Regulatory and Other Assets
 Transition Recovery Asset                             303,512       307,120
 Income Taxes Recoverable Through Future Revenues       55,245        57,044
 Other Regulatory Assets                                10,851        10,504
 Other Assets                                           46,595        46,752
-----------------------------------------------------------------------------
  Total Regulatory and Other Assets                    416,203       421,420
-----------------------------------------------------------------------------
Total Assets                                       $ 2,641,476   $ 2,613,590
=============================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
 Common Stock Equity                               $   397,769   $   337,463
 Capital Lease Obligations                             762,845       801,508
 Long-Term Debt                                      1,127,185     1,128,410
-----------------------------------------------------------------------------
  Total Capitalization                               2,287,799     2,267,381
-----------------------------------------------------------------------------
Current Liabilities
 Current Obligations under Capital Leases               48,813        42,872
 Current Maturities of Long-Term Debt                    1,725         1,725
 Accounts Payable                                       35,918        41,704
 Intercompany Accounts Payable                          18,050        12,478
 Interest Accrued                                       26,953        60,238
 Taxes Accrued                                          16,220        35,772
 Accrued Employee Expenses                              11,762        13,370
 Other                                                   8,853         7,543
-----------------------------------------------------------------------------
  Total Current Liabilities                            168,294       215,702
-----------------------------------------------------------------------------
Deferred Credits and Other Liabilities
 Deferred Income Taxes - Noncurrent                    119,334        67,490
 Other                                                  66,049        63,017
-----------------------------------------------------------------------------
  Total Deferred Credits and Other Liabilities         185,383       130,507
-----------------------------------------------------------------------------
Commitments and Contingencies (Note 9)
-----------------------------------------------------------------------------
Total Capitalization and Other Liabilities         $ 2,641,476   $ 2,613,590
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Accumulated
                               Capital Accumulated    Other         Total
                        Common  Stock   Earnings  Comprehensive Stockholders'
                        Stock  Expense (Deficit)  Income (Loss)    Equity
-----------------------------------------------------------------------------
                                            (Unaudited)
                                       -Thousands of Dollars-

Balances at
 December 31, 2002   $ 653,529 $ (6,357)  $(305,685)  $ (4,024)   $ 337,463
-----------------------------------------------------------------------------
Comprehensive Income:
  2003 Year-to-Date
   Net Income                -        -      60,295          -       60,295
                                                                 ------------
Total Comprehensive
 Income                                                              60,295
                                                                 ------------
 Other                      11        -           -          -           11
-----------------------------------------------------------------------------

Balances at
 March 31, 2003      $ 653,540 $ (6,357)  $(245,390) $  (4,024)   $ 397,769
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------


NOTE 1.  NATURE OF OPERATIONS AND BASIS OF ACCOUNTING PRESENTATION
------------------------------------------------------------------

     UniSource Energy Corporation (UniSource Energy) is an exempt holding company under the Public Utility Holding Company Act of 1935. UniSource Energy has no significant operations of its own, but owns substantially all of the common stock of Tucson Electric Power Company (TEP) and all of the common stock of Millennium Energy Holdings, Inc. (Millennium) and UniSource Energy Development Company (UED). TEP, a regulated public utility incorporated in Arizona since 1963, is UniSource Energy's largest operating subsidiary and represents substantially all of UniSource Energy's assets. TEP generates, transmits and distributes electricity. TEP serves retail customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the western U.S. Millennium holds the unregulated businesses described in Note 8 and UED's services are described in Note 7.

     References to "we" and "our" are to UniSource Energy and its subsidiaries, collectively. References to the "utility business" are to TEP.

     The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the Securities and Exchange Commission's (SEC) interim reporting requirements which do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for annual financial statements. This quarterly report should be reviewed in conjunction with UniSource Energy and TEP's 2002 Annual Report on Form 10-K.

     Weather causes seasonal fluctuations in TEP's sales; therefore, quarterly results are not indicative of annual operating results. UniSource Energy and TEP have made minor reclassifications to the prior year financial statements for comparative purposes. These reclassifications had no effect on net income.

NOTE 2.  REGULATORY ACCOUNTING
------------------------------

     TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the Arizona Corporation Commission (ACC) may not allow TEP to currently charge its customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP defer these items and show them as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items as expense to the income statement as those charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

     The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

     - an independent regulator sets rates;
     - the regulator sets the rates to recover specific costs of delivering service; and
     - the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

     In November 1999, upon approval by the ACC of a settlement agreement (Settlement Agreement) relating to recovery of TEP's transition costs and standard retail rates, TEP discontinued application of FAS 71 to its generation operations.

     TEP's regulatory assets total $381 million at March 31, 2003, $22 million of which are not presently included in the rate base and consequently are not earning a return on investment.

     TEP continues to apply FAS 71 to the distribution and transmission portions of its business, its regulated operations, and continues to assess whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense on its income statement. Based on the balances of TEP's regulatory assets at March 31, 2003, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary loss, after-tax, of approximately $230 million. While regulatory orders and market conditions may affect TEP's cash flows, its cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of that regulatory asset.

  RECENT DEVELOPMENTS IN THE ARIZONA REGULATORY ENVIRONMENT

     In February 2003, the ACC issued an order that defines the process, for the period 2003 through 2006, by which TEP will be required to obtain its capacity and energy requirements beyond what is supplied by TEP's existing resources, which represents approximately 0.5% of its retail load in the first year and increases over the period. This order further requires TEP to bid out short-term energy purchases that it estimates it will make in the 2003 to 2006 period; however, it does not require TEP to purchase any power that it deems to be uneconomical, unreasonable or unreliable. TEP completed its review of the proposals received and entered into the following two agreements to meet TEP's 2003 bid requirements under the Track B Order for the period 2003 through 2006:
(1) PPL EnergyPlus, LLC will supply 37 MW June 2003 through December 2003 and 75 MW January 2004 through December 2006 through a unit contingent contract; and (2) Panda Gila River LP will supply 50 MW on-peak June through September of 2003 through 2005 through a unit contingent contract.

NOTE 3.  ASSET PURCHASE AGREEMENTS
----------------------------------

     On October 29, 2002, UniSource Energy entered into two Asset Purchase Agreements with Citizens Communications Company (Citizens) for the purchase by UniSource Energy of Citizens' Arizona electric utility and gas utility businesses for a total of $230 million in cash. The purchase price of each transaction is subject to adjustment based on the date the transaction closes and, in each case, on the amount of certain assets and liabilities of the purchased business at the time of closing. If the transaction closes before July 28, 2003, the purchase price is reduced by $10 million. If the transaction closes after October 29, 2003, the purchase price is increased by $5 million. In addition, the purchase price in each transaction may also be adjusted if there is a casualty loss, governmental taking, or discovery of substantial additional environmental liabilities, in each case subject to materiality thresholds, prior to the closing. UniSource Energy will assume certain liabilities associated with the purchased assets, but will not assume Citizens' obligations under the industrial development revenue bonds issued to finance certain of the purchased assets for which Citizens will remain the economic obligor. The asset purchases are expected to close in the second half of 2003 after the conditions to the consummation of the transactions, including federal and state regulatory approvals, are satisfied or waived.

     The closing of the transactions is subject to approval by the ACC, the Federal Energy Regulatory Commission (FERC) and the SEC under the Public Utility Holding Company Act of 1935, as amended. As of March 31, 2003, all required filings with the various governmental authorities have been made and we are still waiting for approval from the ACC, the FERC and the SEC.

     The Asset Purchase Agreements are subject to termination if the closing has not occurred by January 29, 2004 (subject to extension in limited circumstances), if a governmental authority seeks to prohibit the transactions, if required regulatory approvals are not obtained with satisfactory terms and conditions, or if either party is in material breach and such breach is not cured. If one Asset Purchase Agreement is terminated, the other will also be automatically terminated. If the Asset Purchase Agreements are terminated by Citizens due to UniSource Energy's breach, UniSource Energy must pay to Citizens a $25 million termination fee as liquidated damages. If the Asset Purchase Agreements are terminated by UniSource Energy due to Citizens' breach, Citizens must pay to UniSource Energy a $10 million termination fee as liquidated damages. The termination fees are also payable in certain other limited circumstances.

     We expect that the purchase price will be financed by funds from UniSource Energy and its affiliates and debt secured by the purchased assets. TEP is limited by its credit agreement, however, as to the amount of affiliate investments or loans it may make. TEP must also obtain ACC approval to make a loan to an affiliate. Various financing alternatives are being discussed with potential lenders and bridge financing arrangements are being evaluated. UniSource Energy may also consider financing a portion of the purchase with new equity, depending on market conditions and other considerations. If UniSource Energy is unable to obtain financing and therefore fails to consummate the purchase of these assets, this would constitute a breach under the contracts and termination damages of $25 million would be payable.

  PROPOSED SETTLEMENT AGREEMENT

     Prior to entering into the Asset Purchase Agreements with UniSource Energy, Citizens had two cases pending before the ACC requesting rate relief for both the Arizona electric and Arizona gas assets. On April 1, 2003, UniSource Energy and Citizens reached a proposed settlement agreement (Citizens Settlement Agreement) with the ACC Staff addressing the rate case and financing issues. If the ACC approves the Citizens Settlement Agreement, the changes in rates and financing approvals will take effect once the acquisition is completed, which is expected to occur by July 2003.

     Under the terms of the Citizens Settlement Agreement, UniSource Energy will form one or more wholly-owned subsidiaries to own and operate the acquired assets (collectively, the New Companies) and it may also form an intermediate holding company to finance and own the New Companies.

     The Citizens Settlement Agreement includes the resolution of two pending rate issues before the ACC: (1) a gas utility base rate case and (2) a review of the electric utility purchase power and fuel adjustment clause. The Citizens Settlement Agreement provides for a 20.9% increase in gas rates compared with the 29% increase requested by Citizens. Because UniSource Energy is acquiring the gas utility assets at a discounted purchase price, the amount of rate recovery required is less than under the Citizens rate case. The gas utility rate case also takes into account a $10 million permanent reduction to the gas rate base due to a disallowance for certain capital expenditures for gas infrastructure, thereby reducing the revenue level to be recovered from ratepayers. In addition, the Citizens Settlement Agreement allows for a 22% increase in electric utility rates, compared with the 45% requested by Citizens. The allowed electric rate increase represents the full recovery in rates of the costs of a long-term purchase power contract on a going forward basis. At the same time, UniSource Energy agreed to forfeit the collection of approximately $135 million in deferred purchased power costs under the same contract that had been incurred by Citizens but had not been collected from Citizens' customers. If the Citizens Settlement Agreement is approved, the revised electric and gas tariffs would be effective upon the completion of the acquisition. The Citizens Settlement Agreement also imposes a general rate case moratorium for a period of three years from the date the ACC approves the settlement order.

     The financing provisions of the Citizens Settlement Agreement authorize the New Companies to issue new debt and equity securities to fund the acquisition of the Citizens gas and electric assets and to provide for initial working capital requirements. The Citizens Settlement Agreement also authorizes TEP to loan up to $50 million to UniSource Energy to fund the purchase. In addition, the Citizens Settlement Agreement waives the existing requirement that 30% of the proceeds of public stock issuance be invested in TEP, so long as the purpose of the equity issuance is to help finance the Citizens purchase.

     The Citizens Settlement Agreement limits dividends from the New Companies to 75% of earnings until the ratio of common equity to total capital return reaches 40%. If approved, the Citizens Settlement Agreement would also modify TEP's dividend limitation. Currently, TEP may not pay dividends in excess of 75% of its earnings until the ratio of common equity to total capital reaches 37.5%. Under the Citizens Settlement Agreement, the 75% earnings payout limitation would remain in effect until TEP's ratio of common equity to total capital reaches 40%.

     The Citizens Settlement Agreement is subject to the review and approval of the ACC and may be amended or supplemented prior to, or in conjunction with, the approval. The ACC held hearings on the Citizens Settlement Agreement in early May 2003. UniSource Energy expects that the ACC will act on the Citizens Settlement Agreement by July 2003.

NOTE 4.  ACCOUNTING CHANGE:  ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS
------------------------------------------------------------------------

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143). It requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity should capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value by recognizing accretion expense as an operating expense in the income statement each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss if the actual costs differ from the recorded amount.

     Prior to adopting FAS 143, costs for final removal of all owned generation facilities were accrued as an additional component of depreciation expense. Under FAS 143, only the costs to remove an asset with legally binding retirement obligations will be accrued over time through accretion of the asset retirement obligation and depreciation of the capitalized asset retirement cost.

     TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. The land on which the Navajo and Four Corners Generating Stations reside is leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at the expiration of the leases. TEP also has certain environmental obligations at the San Juan Generating Station (San Juan). TEP has estimated that its share of the cost to remove the Navajo and Four Corners facilities and to settle the San Juan environmental obligations is approximately $38 million at the date of retirement. No other legal obligations to retire generation plant assets were identified. Millennium and UED have no asset retirement obligations.

     TEP has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, TEP will not recognize the costs of final removal of the transmission and distribution lines in the financial statements.

     Upon adoption of FAS 143 on January 1, 2003, TEP recorded an asset retirement obligation of $38 million at its net present value of $1.1 million, increased depreciable assets by $0.1 million for asset retirement costs, reversed $112.8 million of costs previously accrued for final removal from accumulated depreciation, reversed previously recorded deferred tax assets of $44.2 million and recognized the cumulative effect of accounting change as a gain of $111.7 million ($67.5 million net of tax). TEP expects that adopting FAS 143 will result in a reduction to current depreciation expense charged throughout the year as well because asset retirement costs are no longer recorded as a component of depreciation expense. For the year 2003, this amount is approximately $6 million.

      The following table illustrates on a pro forma basis the amount of the asset retirement obligation as if FAS 143 had been applied during all periods presented:

                                                     Three Months Ended
                                                          March 31,
                                                    2003           2002
                                                   Actual       Pro Forma
          ----------------------------------------------------------------
                                                  -Thousands of Dollars-
           Asset Retirement Obligation -
            beginning of period                   $ 1,119        $ 1,017
           Accretion Expense                           27             25
          ----------------------------------------------------------------
           Asset Retirement Obligation -
            end of period                         $ 1,146        $ 1,042
          ================================================================

     The following table illustrates on a pro forma basis the effect on UniSource Energy's net income and earnings per share and TEP's net income as if FAS 143 had been in effect for all income statement periods presented:

UniSource Energy:
----------------
                                                     Three Months Ended
                                                       March 31, 2002
          ----------------------------------------------------------------
                                                   -Thousands of Dollars-
                                                  (except per share data)

           Net Loss - As Reported                         $ (6,314)
           Adjustment to accrued expense (net
            of tax) as if FAS 143 had been applied
            effective January 1, 2002                          912
          ----------------------------------------------------------------
           Pro Forma Net Loss                             $ (5,402)
          ================================================================
           Basic and Diluted Earnings per Share:
           As Reported                                    $  (0.19)
           Adjustment to accrued expense (net
            of tax) as if FAS 143 had been applied
            effective January 1, 2002                          .03
          ----------------------------------------------------------------
           Pro Forma                                      $  (0.16)
          ================================================================

TEP:
---
                                                     Three Months Ended
                                                       March 31, 2002
          ----------------------------------------------------------------
                                                   -Thousands of Dollars-
                                                  (except per share data)

           Net Loss - As Reported                         $ (1,930)
           Adjustment to accrued expense (net
            of tax) as if FAS 143 had been applied
            effective January 1, 2002                          912
          ----------------------------------------------------------------
           Pro Forma Net Loss                             $ (1,018)
          ================================================================

     Amounts recorded under FAS 143 are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, estimating the fair value of the costs of removal, estimating when final removal will occur, and the credit-adjusted risk-free interest rates to be used to discount future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as expense for asset retirement obligations.

     If TEP retires any asset at the end of its useful life, without a legal obligation to do so, it will record retirement costs at that time as incurred or accrued. TEP does not believe that the adoption of FAS 143 will result in any change in retail rates since all matters relating to the rate-making treatment of TEP's generating assets were determined pursuant to the Settlement Agreement.

NOTE 5.  STOCK-BASED COMPENSATION
---------------------------------

     At March 31, 2003, UniSource Energy has two stock-based compensation plans, the 1994 Outside Director Stock Option Plan (Directors' Plan) and the 1994 Omnibus Stock and incentive Plan (Omnibus Plan). We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

  STOCK OPTIONS

     No compensation cost is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The Directors' Plan granted 21,222 stock options in the first quarter of 2003 and 22,000 options in the first quarter of 2002. Additionally, the Compensation Committee of the UniSource Energy Board of Directors granted 568,000 stock options to key employees under the Omnibus Plan in the first quarter of 2002. These options vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary of the grant.

     A summary of the stock option activity of the Directors' Plan and Omnibus Plan is as follows:

                                         Three Months Ended March 31,
                                          2003                 2002
          ------------------------------------------------------------------
                                              Weighted             Weighted
                                              Average              Average
                                              Exercise             Exercise
                                    Shares     Price     Shares     Price
          ------------------------------------------------------------------
           Options Outstanding,
            Beginning of Period    2,576,819   $15.77   2,075,234   $15.05
              Granted                 21,222   $17.44     590,000   $18.14
              Exercised               (2,257)  $12.61     (48,104)  $14.65
              Forfeited               (2,866)  $13.76      (6,953)  $14.67
                                   ----------           ----------
           Options Outstanding,
            End of Period          2,592,918   $15.79   2,610,177   $15.76
                                   ==========           =========
           Options Exercisable,
            End of Period          1,644,400   $14.91   1,049,188   $14.37
                                   ==========           =========
           Weighted Average Remaining
            Contractual Life at March 31, 2003:  6.72
          ------------------------------------------------------------------

     The following table illustrates the effect on UniSource Energy's net income and earnings per share and TEP's net income if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

UniSource Energy:
----------------
                                             Three Months Ended March 31,
                                                   2003          2002
          ----------------------------------------------------------------
                                                   -Thousands of Dollars-
                                                  (except per share data)

           Net Income (Loss) - As Reported            $ 53,270   $ (6,314)
           Deduct: Total stock-based employee
            compensation expense determined under
            fair value based method, net of
            related tax effects                           (238)      (318)
          ----------------------------------------------------------------
           Pro Forma Net Income (Loss)                $ 53,032   $ (6,632)
          ================================================================
           Basic and Diluted Earnings per Share:
           As Reported                                   $1.58     $(0.19)
           Pro Forma                                     $1.57     $(0.20)
          ================================================================

TEP:
---
                                             Three Months Ended March 31,
                                                   2003          2002
          ----------------------------------------------------------------
                                                   -Thousands of Dollars-
                                                  (except per share data)

           Net Income (Loss) - As Reported            $ 60,295   $ (1,930)
           Deduct: Total stock-based employee
            compensation expense determined under
            fair value based method, net of
            related tax effects                           (235)      (314)
          ----------------------------------------------------------------
           Pro Forma Net Income (Loss)                $ 60,060   $ (2,244)
          ================================================================

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    2003          2002
          ----------------------------------------------------------------
           Expected life (years)                      6             5
           Interest rate                            3.34%         1.45%
           Volatility                              23.74%        23.74%
           Dividend yield                           3.55%         2.83%
           Weighted-average grant-date fair value
            of options granted during the period   $3.16         $2.90
          ----------------------------------------------------------------

  RESTRICTED STOCK UNITS

     During the quarter ended March 31, 2003, 573 restricted shares or stock units were awarded under the Directors' Plan to each of nine directors, for a total of 5,157 shares or units. The restricted shares or stock units become 100% vested on the third anniversary of the grant date. Compensation expense equal to the fair market value on the date of award is recognized over the vesting period. These equity instruments were issued at a fair market value of $17.44.

NOTE 6.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES
---------------------------------------------------------------------

     TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. In general, TEP enters into forward purchase contracts when market conditions provide the opportunity to purchase for its load at prices that are below the marginal cost of its supply resources or when additional supply is needed in addition to TEP's own resources (i.e., during plant outages and summer peaking periods). TEP enters into forward sales contracts when TEP forecasts that it has excess supply and the market price of energy exceeds its marginal cost. The majority of TEP's forward contracts are considered normal purchases and sales under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) and, therefore, are not required to be marked to market. However, some of these forward contracts are considered to be derivatives, which TEP marks to market under FAS 133 by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

     TEP manages the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty.

     Millennium Environmental Group, Inc. (MEG), a wholly-owned subsidiary of Millennium, enters into swap agreements, options and forward contracts relating to emission allowances and coal. MEG also marks its trading contracts to market under FAS 133 by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

     The market prices used to determine fair value for TEP and MEG's derivative instruments are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value.

     TEP and MEG's derivative activities are reported as follows:

     - TEP's unrealized gain/loss on forward sales and purchase contracts is a component of Operating Revenues;
     - TEP's realized gain/loss on forward sales contracts is a component of Electric Wholesale Revenues;
     - TEP's realized gain/loss on forward purchase contracts is a component of Purchased Power; and
     - MEG's unrealized and realized gain/loss on trading activities are components of Operating Revenues.

     During the three months ended March 31, 2003, MEG physically settled the purchase of 143,000 emission allowances and the sale of 121,000 emission allowances under its trading contracts.

     The net pre-tax gains (losses) were as follows:

                                                     Three Months Ended
                                                          March 31,
                                                        2003      2002
          ---------------------------------------------------------------
                                                   -Millions of Dollars-

           TEP's Unrealized Gain on Derivative
            Forward Contracts                          $ 0.1     $ 0.8
           MEG's Unrealized and Realized Gain
            (Loss) on Trading Activities                (0.4)      0.2
          ---------------------------------------------------------------
           UniSource Energy Net Gain (Loss) on
            TEP's Forward Contracts and MEG's
            Trading Activities                         $(0.3)    $ 1.0
          ===============================================================

     At March 31, 2003, the fair value of TEP's derivative assets was $0.1 million and is reported in Other Current Assets. At December 31, 2002, TEP had no open forward contracts that were considered derivatives. MEG's trading assets are reported in Current Assets and MEG's trading liabilities are reported in Current Liabilities. At March 31, 2003 and December 31, 2002, the fair value of MEG's trading assets was $22.8 million and $15.1 million, respectively, including MEG's emission allowance inventory. At March 31, 2003 and December 31, 2002, the fair value of MEG's trading liabilities was $18.0 million and $10.3 million, respectively.

NOTE 7.  BUSINESS SEGMENTS
--------------------------

     Based on the way we organize our operations and evaluate performance, we have three reportable business segments:
     (1) TEP, an electric utility business, is UniSource Energy's largest subsidiary.
     (2)  Millennium holds interests in unregulated businesses (see Note 8).
     (3) UED, established in 2001, is responsible for developing the expansion project at the Springerville Generating Station. Prior to September 2002, UED owned a 20 MW gas turbine, which it leased to TEP. In September 2002, UED sold the turbine to TEP for its net book value of $15 million.

     UniSource Energy's significant reconciling adjustments consist of the elimination of intercompany activity and balances. Millennium recorded revenue from transactions with TEP of $2 million and $2.5 million in the three months ended March 31, 2003 and March 31, 2002, respectively. TEP's related expense is reported in Other Operations and Maintenance expense on its income statement. Millennium's revenue and TEP's related expense are eliminated in UniSource Energy consolidation. Other significant reconciling adjustments include the elimination of the intercompany note between UniSource Energy and TEP, as well as the related interest income and expense; and the elimination of UED's rental income and TEP's rental expense from UED's turbine lease to TEP prior to UED's sale of the turbine to TEP in September 2002.

     We record our percentage share of the earnings of affiliated companies when we hold a 20% to 50% voting interest, except for investments where we provide all of the financing, in which case we recognize 100% of the losses. See Note 8.

     We disclose selected financial data for our business segments in the following tables:


                                    Segments                       UniSource
                            ------------------------  Reconciling   Energy
                             TEP   Millennium   UED   Adjustments Consolidated
------------------------------------------------------------------------------
                                           -Thousands of Dollars-
Income Statement
----------------
Three months ended
 March 31, 2003:
------------------------------------------------------------------------------
  Operating Revenues -
   External             $  172,485  $    681  $      -  $       -  $  173,166
------------------------------------------------------------------------------
  Operating Revenues -
   Intersegment                 62     2,036         -     (2,098)          -
------------------------------------------------------------------------------
  Loss Before Income
   Taxes and Cumulative
   Effect of Accounting
   Change                  (10,651)   (8,275)     (199)    (3,143)    (22,268)
------------------------------------------------------------------------------
  Net Income (Loss)         60,295    (5,005)     (120)    (1,900)     53,270
------------------------------------------------------------------------------

Three months ended
 March 31, 2002:
------------------------------------------------------------------------------
  Operating Revenues -
   External             $  169,392  $  1,803  $      -  $       -  $  171,195
------------------------------------------------------------------------------
  Operating Revenues -
   Intersegment                185     2,539       840     (3,564)          -
------------------------------------------------------------------------------
  Income (Loss) Before
   Income Taxes             (1,552)   (5,462)      505     (2,301)     (8,810)
------------------------------------------------------------------------------
  Net Income (Loss)         (1,930)   (3,300)      305     (1,389)     (6,314)
------------------------------------------------------------------------------

Balance Sheet
-------------
Total Assets,
 March 31, 2003         $2,641,476  $146,788  $ 38,919  $(116,630) $2,710,553
Total Assets,
 December 31, 2002       2,613,590   151,468    37,839   (112,163)  2,690,734
------------------------------------------------------------------------------

NOTE 8.  MILLENNIUM
-------------------

  ENERGY AND TECHNOLOGY INVESTMENTS

     We refer to Global Solar Energy, Inc. (Global Solar), Infinite Power Solutions, Inc. (IPS), MicroSat Systems, Inc. (MicroSat) and ITN Energy Systems, Inc. (ITN) as our Energy and Technology Investments.

     - Global Solar - Millennium funded $4 million to Global Solar in the first quarter of 2003, and $0.8 million in April 2003. Millennium's unfunded commitment to Global Solar is currently a $5 million line of credit committed in May 2003. On February 21, 2003, Global Solar signed a license agreement with ICP Global Technologies, a privately held Canadian solar product firm. Millennium owns 87% of Global Solar, but as sole funder recognizes 100% of their losses. Global Solar has an annual $0.5 million research and development funding commitment to ITN through 2004.

     - IPS - Millennium funded $1 million to IPS in the first quarter of 2003. Dow Corning Enterprises, Inc. (Dow Corning) funded a corresponding $1 million. In May 2003, Millennium and Dow Corning each funded an additional $0.5 million. The investments were in exchange for preferred shares of IPS. Millennium expects to commit an additional $1.5 million to IPS in the second quarter of 2003. As of March 31, 2003, Millennium owns approximately 74% of IPS and for the first quarter of 2003 Millennium has recorded its ratable share of IPS's losses. Millennium anticipates it will ultimately own between 59% and 72% of IPS. IPS has a $0.5 million annual research and development funding commitment to ITN though 2004.

     - MicroSat - Millennium owns 49% of MicroSat, but as sole funder recognizes 100% of their losses. Millennium anticipates its ownership of MicroSat will be reduced to 35% in 2003, based on a 2002 Restructure Agreement.

     - ITN - Millennium owns 49% of ITN, but anticipates its ownership will be reduced to 9% in 2003, based on a 2002 Restructure Agreement. Millennium, as sole funder, continues to recognize 100% of ITN's losses.

     Millennium expects to fund an additional $7 million to $10 million to these entities during the remainder of 2003. A significant portion of this funding will be used for research, development and administrative costs and will be recognized as expense.

  OTHER MILLENNIUM INVESTMENTS AND COMMITMENTS

     Millennium has a $15 million capital commitment to Haddington Energy Partners II LP (Haddington), a limited partnership which funds energy-related investments. During the first quarter of 2003, Millennium invested approximately $2 million in Haddington. Millennium has satisfied $8.1 million of the $15 million commitment to date. The remaining $6.9 million is expected to be funded within the next three years. A member of the UniSource Energy Board of Directors has an investment in the limited partnership and is also a managing director of the general partner of the limited partnership.

     Millennium has a $6 million capital commitment to a venture capital fund that will focus on information technology, microelectronics and biotechnology, primarily within the southwestern U.S. A member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. At March 31, 2003, Millennium had funded approximately $1 million of this commitment. Millennium does not expect to provide any additional funds to this investment in 2003.

     During the first quarter of 2003, Millennium contributed $0.4 million to TruePricing, Inc. (TruePricing) and agreed to provide up to an additional $0.8 million in future funding. Following this investment Millennium began accounting for TruePricing under the consolidation method. Millennium and TEP collectively now own 51% of the outstanding shares of TruePricing. Previously, Millennium accounted for TruePricing under the equity method. Millennium, as sole funder, recognizes 100% of TruePricing's losses.

  NATIONS ENERGY CONTINGENCY

     In September 2001, Nations Energy Corporation (Nations Energy) sold its 26% equity interest in a power project located in Curacao, Netherland Antilles to a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million note receivable from the sale. The note was recorded at its net present value of $8 million using an 8% discount rate, the discount being amortized to interest income over the five-year life of the note. The note is included in Investments and Other Property - Other on UniSource Energy's balance sheets. The note is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. Payments on the note receivable are expected as follows: $2 million in July 2004, $4 million in July 2005, and $5 million in July 2006.

     In late 2002 and continuing in 2003, the major rating agencies downgraded the ratings of Mirant and certain of its subsidiaries citing Mirant's significantly lower operating cash flow relative to its debt burden coupled with the likelihood that future operating cash flow levels may weaken further. Mirant's ratings are now below investment grade. As of March 31, 2003, Nations Energy's receivable from Mirant is approximately $9.4 million. We cannot predict what effect the downgrades of Mirant's ratings will have on its ability to make its required payments to Nations Energy when due, beginning in July 2004. Although Nations Energy has not recorded an allowance for doubtful accounts, we will continue to evaluate the collectibility of the receivable.

NOTE 9.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

  TEP CONTINGENCIES

     Springerville Generating Station Complaint

     Environmental activist groups have expressed concerns regarding the construction of any new units at the Springerville Generating Station. In January 2003, environmental activist groups appealed an ACC Order affirming the ACC's approval of the expansion at Springerville Generating Station to the Superior Court of the State of Arizona.

     Additionally, in November 2001, the Grand Canyon Trust (GCT), an environmental activist group, filed a complaint in U.S. District Court against TEP for alleged violations of the Clean Air Act at the Springerville Generating Station. The complaint alleged that more stringent emission standards should apply to Units 1 and 2 and that new permits and the installation of additional facilities meeting Best Available Control Technology standards are required for the continued operation of Units 1 and 2 in accordance with applicable law. In 2002, the U.S. District Court granted TEP's motion for summary judgment on one of the primary issues in the case: whether TEP commenced construction within 18 months and/or by March 19, 1979, after the original 1977 air permit covering Units 1 and 2 was issued. The Court found that TEP had commenced construction of the Springerville Generating Station in the time periods required by the original permits. There were two remaining allegations: that (a) TEP discontinued construction for a period of 18 months or longer and did not complete construction in a reasonable period of time, and (b) TEP did not commence construction, for purposes of New Source Performance Standard applicability, by September 18, 1978. On March 4, 2003, the U.S. District Court determined that the GCT had not commenced the case on a timely basis and dismissed the case. The GCT has appealed this decision to the U.S. Court of Appeals. TEP believes these claims are without merit and will vigorously contest them.

     Litigation Related to San Juan Coal Company

     On July 30, 2002, Dugan Production Corp. (Dugan) filed a lawsuit against the San Juan Coal Company, the coal supplier to San Juan. TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of San Juan in total. The San Juan Coal Company, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine. Dugan, through leases with the federal government, the State of New Mexico and certain private parties, claims to own certain oil and gas interests in portions of the land used for the underground mine. Dugan alleges that San Juan Coal Company's underground coal mining operations have or will interfere with Dugan's gas production and will reduce the amount of natural gas that Dugan would otherwise be entitled to recover. Dugan seeks a declaration by the court that the rights under its leases are senior and superior to the rights of the San Juan Coal Company and seeks to prohibit the underground mining of coal from a portion of the land used for the underground mine as described above. Dugan also seeks monetary damages.

     The San Juan Coal Company has informed Public Service Company of New Mexico (PNM) that it intends to strongly dispute the litigation. TEP cannot predict the ultimate outcome of this litigation, or whether it will adversely affect the amount of coal available or cost of coal to San Juan. TEP does not expect resolution of this litigation to be material to TEP as a 19.8% owner of San Juan.

     Litigation Related to San Juan Generating Station

     On May 16, 2002, the GCT and the Sierra Club filed a citizen lawsuit under the Clean Air Act in federal district court in New Mexico against PNM as operator of San Juan. The lawsuit, which alleges two violations of the Clean Air Act and related regulations and permits, seeks penalties as well as injunctive and declaratory relief and is presently scheduled for trial in the third quarter of 2003. Based on its investigation to date, PNM has stated that it firmly believes that the allegations are without merit, and vigorously disputes the allegations. Only one of those allegations relates to a unit in which TEP owns an interest. While TEP is unable to predict the ultimate outcome of the lawsuit, TEP does not believe the outcome will be material to TEP.

     Postretirement and Pension Benefit Costs at Various Generating Stations

     Certain coal suppliers have submitted demands for payment by TEP of postretirement and pension benefit costs for these coal suppliers' employees under the coal suppliers' agreements with various TEP generating stations. As amounts become known and payment probable, TEP will record a liability for additional postretirement and pension benefit costs at these generating stations.

     Environmental Reclamation at Remote Generating Stations

     TEP pays on-going reclamation costs at each of its remote generating stations, and it is reasonably possible that TEP may have to pay a portion of final reclamation costs at the mines which supply the remote generating stations. As amounts become known and probable, TEP will record a liability for final reclamation.

  TEP COMMITMENTS

     See Note 2 for a description of TEP's power purchase agreements.

  MILLENNIUM COMMITMENTS

     See Note 8 for a description of Millennium's commitments.

  UED COMMITMENTS

     UED and Salt River Project Agricultural Improvement and Power District
(SRP) entered into a Joint Development Agreement in October 2001 to develop two 400 MW coal-fired units at TEP's existing Springerville Generating Station. As a result of recent developments, UED and SRP are modifying the Joint Development Agreement to provide for SRP's purchase of a specified amount of power from Unit 3 and SRP's right to construct and own Unit 4 at a later date. UED and SRP each committed project development funding for professional services and other third party costs. As of December 31, 2002, SRP met its funding commitment for the project. Tri-State Generation and Transmission Association, Inc. (Tri-State) has agreed to purchase the remaining power from Unit 3 and will be the owner of the facility. Tri-State and UED signed a Development Cost Agreement in January 2003 to each share 50% of the remaining development costs of Unit 3 effective from November 6, 2002 until financial closing. At March 31, 2003, capitalized project development costs on UniSource Energy's balance sheet were approximately $23 million. Management believes it is probable that UED will proceed with this project. If the project does not proceed, the capitalized project development costs will be immediately expensed.

  GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries, including TEP, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The most significant of these guarantees is Millennium's guarantee of approximately $3.5 million in commodity-related payments for MEG at March 31, 2003. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

     In addition, UniSource Energy and its subsidiaries have indemnified the purchasers of interests in certain investments from additional taxes due for years prior to the sale. The terms of the indemnifications provide for no limitation on potential future payments; however, we believe that we have abided by all tax laws and paid all tax obligations. We have not made any payments under the terms of these indemnifications to date.

     We believe that the likelihood UniSource Energy or TEP would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

NOTE 10.  WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
------------------------------------------------------

     At March 31, 2003, TEP's Allowance for Doubtful Accounts on the balance sheet includes $11 million for uncollectible receivables related to 2000 and 2001 sales to the California Power Exchange (CPX), the California Independent System Operator (CISO) and Enron Corp. and certain of its affiliates (Enron). At December 31, 2002, the allowance for these receivables was $8 million.

     TEP's collection shortfall from the CPX and the CISO was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. Since that time, the FERC has held hearings and the FERC staff has proposed various methodologies for calculating amounts of refunds/offsets applicable to wholesale sales made into the CISO's spot markets from October 2000 to June 2001. As of December 31, 2002, TEP had reserved $8 million, or 50%, of its outstanding receivable based on the amount TEP believed would be collected. Based upon the most recent FERC order in March 2003, TEP estimates that it may receive approximately $6 million of its $16 million receivable. This represents amounts owed to TEP net of TEP's estimated refund liability. Therefore, in the first quarter of 2003, TEP increased its reserve for sales to the CPX and the CISO by $2.2 million by recording a reduction of wholesale revenues.

     Additionally, a recent FERC order recommended that Enron no longer be allowed to trade and within a few days thereafter, Enron was delisted from its stock exchange. As a result, in the first quarter of 2003, TEP increased its reserve for sales to Enron by $0.4 million, to 100% of its $0.8 million recorded receivable from Enron.

     There are several other outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company, Pacific Gas and Electric Company, the CPX and the CISO, and concerning Enron. We cannot predict the outcome of these issues or lawsuits. We believe, however, that TEP is adequately reserved for its transactions with the CPX, the CISO and Enron.

     TEP's Accounts Receivable from Electric Wholesale Sales are included in Trade Accounts Receivable on the balance sheet. TEP's wholesale receivables, net of allowances, totaled $22 million at March 31, 2003 and $31 million at December 31, 2002. Excluding the receivables from the CPX, the CISO and Enron, as described above, substantially all of the March 31, 2003 wholesale receivable balance has been collected as of the date of this filing.

NOTE 11.  UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
---------------------------------------------------

     Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS assumes that proceeds from the hypothetical exercise of stock options and other stock-based awards are used to repurchase outstanding shares of stock at the average fair market price during the reporting period. There are no reconciling items in calculating the numerator and denominator for basic and diluted net income (loss) per share for any periods presented.

     The dilutive share bases for the quarters ended March 31, 2003 and March 31, 2002 exclude incremental common shares related to options, warrants and contingently issuable shares of 1,406,000 and 715,000, respectively. These shares are excluded due to their antidilutive effect as a result of UniSource Energy's loss before cumulative effect of accounting change for the quarter ended March 31, 2003 and UniSource Energy's net loss for the quarter ended March 31, 2002.

     At March 31, 2003, UniSource Energy and TEP had no outstanding warrants. At March 31, 2002, there were 4.6 million warrants outstanding that were exercisable into TEP common stock at a ratio of five warrants to one common share. These warrants expired unexercised on December 15, 2002. The dilutive effect of these warrants was the same as it would have been if the warrants were exercisable into UniSource Energy Common Stock.

NOTE 12.  INCOME AND OTHER TAXES
--------------------------------

  INCOME TAXES

     The differences between the income tax expense (benefit) and the amount obtained by multiplying pre-tax income (loss) before cumulative effect of accounting change by the U.S. statutory federal income tax rate of 35% are as follows:

                                        UniSource Energy           TEP
                                       ------------------   ------------------
                                       Three Months Ended   Three Months Ended
                                            March 31,            March 31,
                                         2003      2002       2003      2002
------------------------------------------------------------------------------
                                               -Thousands of Dollars-
Federal Income Tax (Benefit) at
 Statutory Rate                        $(7,794)  $(3,084)    $(3,728)  $ (543)
  State Income Tax (Benefit), Net
   of Federal Deduction                 (1,024)     (406)       (490)     (71)
  Depreciation Differences (Flow
   Through Basis)                        1,086     1,154       1,086    1,154
  Tax Credits                             (380)     (206)       (380)    (206)
  Other                                     45        46          37       44
  Tax on Cumulative Effect of
   Accounting Change (see Note 4)       44,236         -      44,236        -
------------------------------------------------------------------------------
Total Expense (Benefit) for Federal
 and State Income Taxes                $36,169   $(2,496)    $40,761   $  378
==============================================================================

  OTHER TAXES

     TEP acts as a conduit or collection agent for excise tax (sales tax) as well as franchise fees and regulatory assessments. TEP records liabilities payable to governmental agencies when TEP bills its customers for these amounts. Neither the amounts billed nor payable are reflected in the income statement.

NOTE 13.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

     The FASB recently issued the following Statement of Financial Accounting Standards (FAS) and FASB Interpretations (FIN):

     - FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, issued November 2002, requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified beginning January 1, 2003. The disclosure requirements of FIN 45 are immediately effective. See Guarantees and Indemnities in Note 9, above.

     - FIN 46, Consolidation of Variable Interest Entities, issued January 2003, expands upon existing guidance that addresses when a company should include in its financial statements the assets and liabilities of another entity. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprise should consolidate the variable interest entity (primary beneficiary). FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. The transitional disclosure requirements of FIN 46 are effective immediately. The effective date of the consolidation requirements of FIN 46 depends on the date the variable interest entity was created. FIN 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are to be applied to a variable interest entity for interim reporting periods beginning after June 30, 2003. UniSource Energy's investments in MicroSat and ITN are accounted for under the equity method (see Note 8, above). UniSource Energy is the primary funding source for these investments and recognizes all of the losses. UniSource Energy may be required to consolidate MicroSat and ITN beginning July 1, 2003. The consolidation of MicroSat and ITN would not have a material impact on UniSource Energy's financial statements, as these entities do not presently have significant assets or debt from outside third parties.

     - FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued by the FASB in April 2003. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS
133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of FAS 149 that relate to FAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Due to TEP and MEG's limited amount of derivative activity, we do not expect the adoption of FAS 149 to have a significant effect on UniSource Energy or TEP's financial statements.

NOTE 14.  REVIEW BY INDEPENDENT ACCOUNTANTS
-------------------------------------------

     With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month periods ended March 31, 2003 and 2002, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 2, 2003 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of
Section 11 of the Securities Act of 1933 (the Act) for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW OF CONSOLIDATED BUSINESS
---------------------------------

     UniSource Energy Corporation (UniSource Energy) is a holding company that owns substantially all of the outstanding common stock of Tucson
Electric Power Company (TEP), and all of the outstanding common stock of Millennium Energy Holdings, Inc. (Millennium), and UniSource Energy Development Company (UED). TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years. Millennium invests in unregulated businesses, including a developer of thin-film batteries, a developer of small-scale commercial satellites, and a developer and manufacturer of thin-film photovoltaic cells. UED engages in developing generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station. We conduct our business in these three primary business segments - TEP's Electric Utility Segment, the Millennium Businesses Segment, and the UniSource Energy Development Segment.

     In October 2002, UniSource Energy entered into two Asset Purchase Agreements with Citizens Communications Company (Citizens) for the purchase by UniSource Energy of Citizens' Arizona electric utility and gas utility businesses for a total of $230 million plus other operating capital adjustments. The purchase price of each transaction is subject to adjustment based on the date on which the transaction is closed and, in each case, on the amount of certain assets and liabilities of the purchased business at the time of closing. The closing of these transactions is subject to approval by the Arizona Corporation Commission (ACC), the Federal Energy Regulatory Commission (FERC) and the Securities and Exchange Commission (SEC). If completed, these transactions would add to our customer base approximately 77,500 retail electric customers in Arizona, and approximately 122,000 retail gas customers in Arizona. See Citizens Acquisition below.

     Management's Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:

   - operating results during the first quarter of 2003 compared with the same period in 2002,
   - factors which affect our results and outlook,
   - our outlook and strategy, and
   - our liquidity, capital needs, capital resources, and contractual obligations.

     TEP is the principal operating subsidiary of UniSource Energy and accounts for substantially all of its assets and revenues. The seasonal nature of TEP's business causes operating results to vary significantly from quarter to quarter. Income and losses from Millennium's unregulated businesses have had a significant impact on earnings reported by UniSource Energy for the quarters ended March 31, 2003 and 2002. UED's unregulated business segment, which was established in February 2001, may have a significant impact on consolidated net income and cash flows in the future. In addition, the planned acquisition by UniSource Energy of the Citizens retail electric and gas utility assets, if completed, will have a significant impact on our financial condition and results of operations.

     Management's Discussion and Analysis should be read in conjunction with UniSource Energy and TEP's 2002 Form 10-K and with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the quarters ended March 31, 2003 and 2002. Management's Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

     References in this report to "we" and "our" are to UniSource Energy and its subsidiaries, collectively. References in this report to the "utility business" are to TEP.


RESULTS OF OPERATIONS
---------------------

  UNISOURCE ENERGY CONSOLIDATED

     UniSource Energy recorded net income of $53.3 million, or $1.58 per average share of Common Stock, in the first quarter of 2003, including an after-tax gain of $67.5 million, or $2.00 per average share of Common Stock, for the Cumulative Effect of Accounting Change from the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143). The net loss before Cumulative Effect of Accounting Change was $14.2 million, or $0.42 per average share of Common Stock. This compares with a net loss of $6.3 million, or $0.19 per average share of Common Stock, in the first quarter of 2002. The following factors contributed to the change in income (loss) before the Cumulative Effect of Accounting Change:

   - TEP's purchased power expenses increased by $14 million in the first quarter of 2003 as a result of additional power purchases and higher power prices. Power purchases were required to support retail demand at a time when TEP had scheduled maintenance and major overhauls at several of its generating stations. Also, because natural gas prices were high, power purchases were more economical than TEP using its gas generation facilities.

   - Mild winter weather in TEP's service territory contributed to a 1% decrease in retail revenues.

   - A $2.6 million increase in TEP's reserve against receivables from California wholesale sales and from Enron Corp. (Enron).

   - Higher interest expense of $3.3 million related to higher interest rates under TEP's Credit Agreement, which TEP entered into in November 2002.

   - Millennium's after-tax loss was $1.7 million higher in the first quarter of 2003.

   - A $0.6 million decrease in Other Income, which consists of TEP's non-utility revenue, Millennium's minority interest income, and other miscellaneous non-utility income.

   - A $0.4 million increase in Other Expense, which consists of losses from Millennium's equity method entities, TEP's charitable donations and other miscellaneous non-utility expenses.

  CONTRIBUTION BY BUSINESS SEGMENT

     The table below shows the contributions to our consolidated after-tax earnings by our three business segments, as well as parent company expenses, for the first quarter of 2003 and 2002:

                                                 Three Months Ended
                                                     March 31,
                                                 2003          2002
     -----------------------------------------------------------------
                                              - Millions of Dollars -
     Business Segment
       TEP (1)                                  $60.3         $(1.9)
       Millennium                                (5.0)         (3.3)
       UED                                       (0.1)          0.3
       UniSource Energy Standalone (2)           (1.9)         (1.4)
     -----------------------------------------------------------------
         Consolidated Net Income (Loss)         $53.3         $(6.3)
     =================================================================

     (1) Includes an after-tax gain of $67.5 million for the Cumulative Effect of Accounting Change from the adoption of FAS 143 in 2003.

     (2) Primarily represents interest expense (net of tax) on the note payable from UniSource Energy to TEP.

  RESULTS OF TEP

     The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP's utility operations, unless otherwise noted. The results of our unregulated businesses are discussed in Results of Millennium and Results of UED, below.

     Utility kWh Sales and Revenues
     ------------------------------

     Customer growth, weather and other consumption factors affect retail sales of electricity. Price changes also contribute to changes in retail revenues. Electric wholesale revenues are affected by market prices in the wholesale energy market, availability of TEP generating resources, and the level of wholesale forward contract activity.

     TEP's electric wholesale sales consist primarily of four types of sales:

     (1) Sales under long-term contracts for periods of more than one year. TEP currently has long-term contracts with three entities to sell firm capacity and energy: Salt River Project Agricultural Improvement and Power District (SRP), the Navajo Tribal Utility Authority and the Tohono O'odham Utility Authority. TEP also has a multi-year interruptible contract with Phelps Dodge Energy Services, which requires a fixed contract demand of 60 MW at all times except during TEP's peak customer energy demand period, from July through September of each year. Under the contract, TEP can interrupt delivery of power if the utility experiences significant loss of any electric generating resources.

     (2) Forward contracts to sell energy for periods through the end of the next calendar year. Under forward contracts, TEP commits to sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one-month, three-month or one-year periods.

     (3) Short-term economy energy sales in the daily or hourly markets at fluctuating spot market prices and other non-firm energy sales.

     (4) Sales of transmission service.

     Comparisons of TEP's kWh sales delivered and the corresponding electric revenues for the first quarter of 2003, compared with the same period in 2002, are shown below:



                                                   Sales                  Operating Revenue
     ----------------------------------------------------------------------------------------------
                                                          Percent                          Percent
     Three Months Ended March 31,        2003     2002    Change        2003       2002    Change
     ----------------------------------------------------------------------------------------------
                                            - Millions of kWh -       - Millions of Dollars -
     Electric Retail Sales:
       Residential                        646      654      (1%)      $ 54.6     $ 55.2      (1%)
       Commercial                         328      325       1%         33.6       33.4       1%
       Industrial                         470      484      (3%)        32.5       32.7      (1%)
       Mining                             152      165      (8%)         6.1        6.7      (9%)
       Public Authorities                  52       53      (2%)         3.7        3.8      (3%)
     ----------------------------------------------------------------------------------------------
     Total Electric Retail Sales        1,648    1,681      (2%)       130.5      131.8      (1%)
     ----------------------------------------------------------------------------------------------
     Electric Wholesale Sales Delivered:
       Forward Contracts                  180       61     195%          5.6        2.4     133%
       Long-term Contracts                329      281      17%         14.2       14.6      (3%)
       Short-term Sales and Other         430      549     (22%)        19.1       17.9       7%
       Transmission                         -        -       -           1.3        0.7      86%
     ----------------------------------------------------------------------------------------------
     Total Electric Wholesale Sales       939      891       5%         40.2       35.6      13%
     ----------------------------------------------------------------------------------------------
             Total                      2,587    2,572       1%       $170.7     $167.4       2%
     ==============================================================================================


     TEP's average number of retail customers increased by 2.3% to 360,862, while kWh sales to retail customers decreased by 2% for the first quarter of 2003, compared with the same period in 2002. Kilowatt-hour energy sales declined in all customer groups, with the exception of sales to commercial customers, primarily due to milder winter weather. Heating Degree Days decreased by 19% for the first quarter of 2003 and also decreased 16% when compared with the 10-year average. Reduced energy sales to TEP's copper mining customers reflect the continuing cutback in production by one of TEP's mining customers in response to lower copper prices. Revenue from sales to retail customers decreased by 1% in 2003, compared with 2002, reflecting the lower demand.

     Electric wholesale sales increased by 5% in the first quarter of 2003, compared with the same period in 2002, while revenues increased by 13%. The increase in revenues in the first quarter of 2003 resulted from an increase in average market prices from those in the first quarter of 2002. Average-around-the-clock energy prices for the first quarter of 2003 increased to $44 per MWh from $24 per MWh in 2002, primarily due to increased natural gas prices resulting from low gas storage levels resulting from colder temperatures in other regions of the U.S. and reduced gas production.
Reduced hydropower supply in the western U.S. also contributed to the higher market prices. TEP's first quarter 2003 wholesale revenues were reduced by a $2.2 million reserve for doubtful accounts related to wholesale sales made to the California Independent System Operator (CISO) and the California Power Exchange (CPX) in 2001 and 2000. See Payment Defaults and Allowances for Doubtful Accounts, below.

     Fuel and Purchased Power Expenses
     ---------------------------------

     Fuel expense at TEP's generating plants decreased by approximately $2 million, or 4%, in the quarter ended March 31, 2003, compared with the same quarter in 2002, due to maintenance outages at several of its coal-fired generating stations. Higher natural gas prices in the first quarter of 2003, compared with the same period in 2002, caused TEP to purchase power in the wholesale market rather than use its gas generation facilities. The average cost of fuel per kWh generated for the first quarter of 2003 and the first quarter of 2002 was 1.92 cents and 1.84 cents, respectively. See Market Risks - Commodity Price Risk, below.

     Purchased Power expense increased $14 million in the first quarter of 2003, compared with the same period in 2002, primarily due to increased energy purchases to cover scheduled maintenance outages at TEP's coal-fired facilities. See Other Operating Expenses, below.

     Other Operating Expenses
     ------------------------

     Other Operations and Maintenance expense increased by $1 million, or 2%, in the first quarter of 2003, compared with the same period in 2002. Maintenance expense increased by $3 million in the first quarter of 2003 due to scheduled plant maintenance and major overhauls at several of TEP's coal-fired facilities, including Irvington, San Juan, Four Corners, Navajo and Springerville Unit 2. Although TEP also had scheduled maintenance at certain plants in the first quarter of 2002, the outages in 2003 were for more extended periods at more of TEP's plants. The higher maintenance expense was partially offset by a $2 million reduction in administrative and general expense.

     Depreciation and amortization expense decreased $3 million, or 8%, in the first quarter of 2003, compared with the same period in 2002. The adoption of FAS 143 resulted in a $1.5 million decrease because asset retirement costs are no longer recorded as a component of depreciation expense. See Critical Accounting Policies - Accounting for Asset Retirement Obligations, below.

     Other Income (Deductions)
     -------------------------

     TEP's income statements for the quarters ended March 31, 2003 and 2002 include $3 million and $2 million of Interest Income, respectively, on the promissory note TEP received from UniSource Energy in exchange for the transfer of its stock in Millennium. On UniSource Energy's consolidated income statement, this income is eliminated as an intercompany transaction.

     Other Income decreased $0.2 million, offset by a $0.2 million decrease in Other Expense, in the first quarter of 2003, compared with the same period in 2002. Other Income includes non-utility revenue, the cost of financing construction for transmission and distribution projects (AFUDC) attributable to equity funds, and other miscellaneous non-utility income. Other Expense includes charitable contributions and other miscellaneous non-utility expenses.

     Interest Expense
     ----------------

     Interest Expense for the first quarter of 2003 increased by approximately $2 million, compared with the same period in 2002. Letter of Credit fees under TEP's Credit Agreement were $3 million higher, partially offset by decreased interest expense on capital leases due to scheduled repayments and declining principal balances.

     Income Tax Expense
     ------------------

     Income tax expense before the Cumulative Effect of Accounting Change decreased by $4 million in the first quarter of 2003, compared with the same period in 2002, due to lower pre-tax income.

     Cumulative Effect of Accounting Change
     --------------------------------------

     TEP adopted FAS 143 on January 1, 2003 and recorded a one-time $67.5 million after-tax gain. Upon adoption of FAS 143, TEP recorded an asset retirement obligation of $38 million at its net present value of $1.1 million, increased depreciable assets by $0.1 million for asset retirement costs, reversed $112.8 million of costs previously accrued for final removal from accumulated depreciation, and reversed previously recorded deferred tax assets of $44.2 million. TEP expects that adopting FAS 143 will result in a reduction to depreciation expense charged throughout the year as well because asset retirement costs are no longer recorded as a component of depreciation expense. For the year 2003, this amount is approximately $6 million. See Critical Accounting Policies - Accounting for Asset Retirement Obligations.

  RESULTS OF MILLENNIUM

     Millennium's Energy and Technology Investments include Global Solar Energy, Inc. (Global Solar), Infinite Power Solutions, Inc. (IPS), MicroSat Systems, Inc. (MicroSat) and ITN Energy Systems, Inc. (ITN). The major factors contributing to the losses in 2003 and 2002 are development efforts of solar modules by Global Solar, expenditures to develop thin-film and solid-state rechargeable batteries by IPS, research and development work performed by ITN and contract work performed by MicroSat on satellite development.
Other Millennium Investments results include the after-tax operating results from Millennium Environmental Group, Inc. (MEG), POWERTRUSION International, Inc. and TruePricing, Inc. (TruePricing). The table below provides a breakdown of the net losses recorded by Millennium:


                                                                            Three Months Ended
                                                                                 March 31,
                                                                             2003       2002
     --------------------------------------------------------------------------------------------
                                                                        - Millions of Dollars -
     Energy and Technology Investments
       Global Solar and IPS
         Research & Development Contract Revenues from Third Parties        $ 0.2      $ 0.4
         Research & Development Contract Expenses & Losses                   (1.4)      (1.2)
         Research & Development - Internal Development Expenses              (0.4)      (0.6)
         Depreciation & Amortization Expense                                 (0.7)      (0.8)
         Administrative & Other Costs                                        (2.0)      (2.4)
         Income Tax Benefits                                                  1.7        1.8
     --------------------------------------------------------------------------------------------
       Total Global Solar and IPS Net Loss                                   (2.6)      (2.8)
       MicroSat and ITN Energy Systems, Inc. Net Loss                        (0.7)      (0.5)
     --------------------------------------------------------------------------------------------
     Total Energy and Technology Investments Net Loss                        (3.3)      (3.3)
       Other Millennium Investments Net Loss                                 (1.7)         -
     --------------------------------------------------------------------------------------------
     Total Millennium Loss, after-tax                                       $(5.0)     $(3.3)
     ============================================================================================


  RESULTS OF UED

     UED recorded a net loss of $0.1 million in the first quarter of 2003, compared with a net profit of $0.3 million in the first quarter of 2002. UED's loss in 2003 represents operating expenses. UED's income in 2002 represented rental income (less expenses) under an operating lease of a 20 MW turbine to TEP. The rental income was eliminated from UniSource Energy's consolidated after-tax earnings as an intercompany transaction. TEP purchased the turbine from UED in September 2002.


CITIZENS ACQUISITION
--------------------

     Asset Purchase Agreements
     -------------------------

     On October 29, 2002, UniSource Energy entered into two Asset Purchase Agreements with Citizens for the purchase by UniSource Energy of Citizens' Arizona electric utility and gas utility businesses for a total of $230 million in cash. The purchase price of each transaction is subject to adjustment based on the date the transaction closes and, in each case, on the amount of certain assets and liabilities of the purchased business at the time of closing. If the transaction closes before July 28, 2003, the purchase price is reduced by $10 million. If the transaction closes after October 29, 2003, the purchase price is increased by $5 million. In addition, the purchase price in each transaction may also be adjusted if there is a casualty loss, governmental taking, or discovery of substantial additional environmental liabilities, in each case subject to materiality thresholds, prior to the closing. UniSource Energy will assume certain liabilities associated with the purchased assets, but will not assume Citizens' obligations under the industrial development revenue bonds issued to finance certain of the purchased assets for which Citizens will remain the economic obligor. The asset purchases are expected to close in the second half of 2003 after the conditions to the consummation of the transactions, including federal and state regulatory approvals, are satisfied or waived.

     The closing of the transactions is subject to approval by the ACC, the FERC and the SEC under the Public Utility Holding Company Act of 1935, as amended. As of March 31, 2003, all required filings with the various governmental authorities have been made and we are still waiting for approval from the ACC, the FERC and the SEC.

     The Asset Purchase Agreements are subject to termination if the closing has not occurred by January 29, 2004 (subject to extension in limited circumstances), if a governmental authority seeks to prohibit the transactions, if required regulatory approvals are not obtained with satisfactory terms and conditions, or if either party is in material breach and such breach is not cured. If one Asset Purchase Agreement is terminated, the other will also be automatically terminated. If the Asset Purchase Agreements are terminated by Citizens due to UniSource Energy's breach, UniSource Energy must pay to Citizens a $25 million termination fee as liquidated damages. If the Asset Purchase Agreements are terminated by UniSource Energy due to Citizens' breach, Citizens must pay to UniSource Energy a $10 million termination fee as liquidated damages. The termination fees are also payable in certain other limited circumstances.

     We expect that the purchase price will be financed by funds from UniSource Energy and its affiliates and debt secured by the purchased assets. TEP is limited by its Credit Agreement, however, as to the amount of affiliate investments or loans it may make. See Financing Activities -
TEP Credit Agreement, below. TEP must also obtain ACC approval to make a loan to an affiliate. Various financing alternatives are being discussed with potential lenders and bridge financing arrangements are being evaluated. UniSource Energy may also consider financing a portion of the purchase with new equity, depending on market conditions and other considerations. If UniSource Energy is unable to obtain financing and therefore fails to consummate the purchase of these assets, this would constitute a breach under the contracts and termination damages of $25 million would be payable.

     Proposed Settlement Agreement
     -----------------------------

     Prior to entering into the Asset Purchase Agreements with UniSource Energy, Citizens had two cases pending before the ACC requesting rate relief for both the Arizona electric and Arizona gas assets. On April 1, 2003, UniSource Energy and Citizens reached a proposed settlement agreement (Citizens Settlement Agreement) with the ACC Staff addressing the rate case and financing issues. If the ACC approves the Citizens Settlement Agreement, the changes in rates and financing approvals will take effect once the acquisition is completed, which is expected to occur by July 2003.

     Under the terms of the Citizens Settlement Agreement, UniSource Energy will form one or more wholly-owned subsidiaries to own and operate the acquired assets (collectively, the New Companies) and it may also form an intermediate holding company to finance and own the New Companies.

     The Citizens Settlement Agreement includes the resolution of two pending rate issues before the ACC: (1) a gas utility base rate case and (2) a review of the electric utility purchase power and fuel adjustment clause. The Citizens Settlement Agreement provides for a 20.9% increase in gas rates compared with the 29% increase requested by Citizens. Because UniSource Energy is acquiring the gas utility assets at a discounted purchase price, the amount of rate recovery required is less than under the Citizens rate case. The gas utility rate case also takes into account a $10 million permanent reduction to the gas rate base due to a disallowance for certain capital expenditures for gas infrastructure, thereby reducing the revenue level to be recovered from ratepayers. In addition, the Citizens Settlement Agreement allows for a 22% increase in electric utility rates, compared with the 45% requested by Citizens. The allowed electric rate increase represents the full recovery in rates of the costs of a long-term purchase power contract on a going forward basis. At the same time, UniSource Energy agreed to forfeit the collection of approximately $135 million in deferred purchased power costs under the same contract that had been incurred by Citizens but had not been collected from Citizens' customers. If the Citizens Settlement Agreement is approved, the revised electric and gas tariffs would be effective upon the completion of the acquisition. The Citizens Settlement Agreement also imposes a general rate case moratorium for a period of three years from the date the ACC approves the settlement order.

     The financing provisions of the Citizens Settlement Agreement authorize the New Companies to issue new debt and equity securities to fund the acquisition of the Citizens gas and electric assets and to provide for initial working capital requirements. The Citizens Settlement Agreement also authorizes TEP to loan up to $50 million to UniSource Energy to fund the purchase. In addition, the Citizens Settlement Agreement waives the existing requirement that 30% of the proceeds of public stock issuance be invested in TEP, so long as the purpose of the equity issuance is to help finance the Citizens purchase.

     The Citizens Settlement Agreement limits dividends from the New Companies to 75% of earnings until the ratio of common equity to total capital reaches 40%. If approved, the Citizens Settlement Agreement would also modify TEP's dividend limitation. Currently, TEP may not pay dividends in excess of 75% of its earnings until the ratio of common equity to total capital reaches 37.5%. Under the Citizens Settlement Agreement, the 75% earnings payout limitation would remain in effect until TEP's ratio of common equity to total capital reaches 40%.

     The Citizens Settlement Agreement is subject to the review and approval of the ACC and may be amended or supplemented prior to, or in conjunction with, the approval. The ACC held hearings on the Citizens Settlement Agreement in early May 2003. UniSource Energy expects that the ACC will act on the Citizens Settlement Agreement by July 2003.


SPRINGERVILLE GENERATING STATION EXPANSION
------------------------------------------

     As reported in the 2002 Annual Report on Form 10-K, UED is facilitating the expansion of the Springerville Generating Station. The Springerville Generating Station was originally designed for four units. If constructed, each of Units 3 and 4 would consist of a 400 MW coal-fired, base-load generating unit at the same site as Springerville Units 1 and 2. If Unit 3 (and subsequently Unit 4) is built, this would allow TEP to spread the fixed costs of the existing common facilities over the additional generating unit (or units).

     UED currently expects to act as project manager for the development of Springerville Unit 3 and anticipates that financing and ownership will occur through third parties. The entire output of Unit 3 is expected to be taken by regional power companies, including Tri-State Generation and Transmission Association (Tri-State), SRP, and TEP. UED currently expects that Tri-State will own 100% of Unit 3 and will take 300 MW of the 400 MW capacity. TEP would purchase from Tri-State up to 100 MW for no more than five years from commercial operation. SRP will purchase 100 MW of capacity from Unit 3 under a 30 year power purchase agreement and will have the right to construct and own Unit 4 at a later date. If SRP decides to construct Unit 4, TEP would be required, along with Tri-State, to exercise best efforts to find a replacement purchaser for SRP to purchase 100 MW of capacity from Unit 3. If unable to find such a replacement purchaser, TEP would then purchase 100 MW of output from Unit 4, beginning with the commercial operation of Unit 4.

     Tri-State and UED signed a Development Cost Agreement in January 2003 to each share 50% of the development costs of Unit 3 effective from November 6, 2002 until financial closing. As of March 31, 2003, UniSource Energy had approximately $23 million of capitalized project development costs on its balance sheet. Management believes it is probable that UED will proceed with this project. If the project does not proceed, the capitalized project development costs will be immediately expensed.

     On October 29, 2002, the ACC issued an order that affirms the Certificate of Environmental Compatibility (CEC) granted to TEP authorizing the construction of Unit 3, subject to compliance with certain conditions, and approved the CEC for Unit 4 subject to certain conditions occurring. The ACC approved construction of a third and fourth unit at the Springerville Generating Station in 1977 and 1987, respectively, but with respect to Unit 4, the ACC provided that TEP, as plant operator, demonstrate that the fourth unit was needed to provide an adequate, economical and reliable supply of electric power to its customers. That demonstration was made as part of the proceedings that resulted in the issuance of the October 29, 2002 ACC Order.

     UED expects to finalize the power purchase agreements, the engineering, procurement and construction contract, and other required project agreements during the first half of 2003. UED expects a third party to obtain construction financing in 2003 and then begin construction. UED expects commercial operation of Unit 3 to occur in 2006. We can make no assurances, however, about the ultimate timing, or whether UED will proceed with this project.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

  COMPETITION

     The electric utility industry has undergone significant regulatory change in the last few years designed to encourage competition in the sale of electricity and related services. However, the recent experience in California with deregulation has caused many states, including Arizona, to step back and reexamine the viability of retail electric deregulation.

     As of January 1, 2001, all of TEP's retail customers are eligible to choose an alternate energy supplier. Although there is one Energy Service Provider (ESP) certified to provide service in TEP's retail service area, currently none of TEP's retail customers have opted to receive service from this ESP. TEP has met all conditions required by the ACC to facilitate electric retail competition, including ACC approval of TEP's direct access tariffs. ESPs must meet certain conditions before electricity can be sold competitively in TEP's service territory. Examples of these include ACC certification of ESPs, and execution of and compliance with direct access service agreements with TEP.

     TEP also competes against gas service suppliers and others that provide energy services. Other forms of energy technologies may provide competition to TEP's services in the future, but to date, are not financially viable alternatives for TEP's retail customers. Self-generation by TEP's large industrial customers could also provide competition for TEP's services in the future, but has not had a significant impact to date.

     In the wholesale market, TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy.

  INDUSTRY RESTRUCTURING

     RETAIL

     TEP'S Settlement Agreement and Retail Electric Competition Rules
     ----------------------------------------------------------------

     In September 1999, the ACC approved Rules that provided a framework for the introduction of retail electric competition in Arizona. In November 1999, the ACC approved the Settlement Agreement between TEP and certain customer groups relating to the implementation of retail electric competition, including TEP's recovery of its transition recovery assets and the unbundling of tariffs. During 2002, the ACC reexamined circumstances that had changed since it approved the Rules in 1999. The outstanding issues were divided into two groups-"Track A" and "Track B" issues. Track A related primarily to the divestiture of generation assets while Track B related primarily to the competitive energy bidding process.

     In September 2002, the ACC issued the Track A Order, which eliminated the requirement in the Settlement Agreement that TEP transfer its generating assets to a subsidiary. At the same time, the ACC ordered the parties, including TEP, to develop a competitive bidding process, and reduced the amount of power to be acquired in the competitive bidding process to only that portion not supplied by TEP's existing resources.

     Recent Developments in the Arizona Regulatory Environment
     ---------------------------------------------------------

     On February 27, 2003, the ACC issued the Track B Order, which defined the competitive bidding process TEP must use to obtain capacity and energy requirements beyond what is supplied by TEP's existing resources. For the period 2003 through 2006, TEP estimates these amounts to be 50,000 MWh of energy in 2003, or approximately 0.5% of its retail load, gradually increasing to 104,000 MWh by 2006. The Track B Order further required TEP to bid out "Economy Energy", or short-term energy purchases, that it estimates it will make in the 2003 to 2006 period (210,000 to 181,000 MWh).

     TEP was also required to bid out its Reliability Must Run (RMR) generation requirements, which are currently met by its existing local generation units. TEP's RMR generation requirements are estimated at 471 MW of capacity and 37,000 MWh of energy in 2003 increasing to 687 MW of capacity and 38,000 MWh of energy in 2005. TEP does not anticipate that any near-term RMR requirements will be met through this competitive bidding process because of the locational and operational requirements of TEP's RMR generation as well as TEP's belief that its existing RMR generation solutions are economically sound.

     TEP is not required to purchase any power through this process that it deems to be uneconomical, unreasonable or unreliable. The Track B bidding process involved the ACC Staff and an independent monitor. The Track B Order also confirmed that it is not intended to change the current rate-base status of TEP's existing assets.

     In March 2003, TEP issued requests for proposals on its RMR and Economy Energy requirements. TEP received no RMR bids in its 2003 request for proposals. TEP received various proposals with respect to its Economy Energy requirements and, following review, entered into two agreements to meet TEP's 2003 bid requirements under the Track B Order for the period 2003 through 2006 as listed below:

   - PPL EnergyPlus, LLC will supply 37 MW June 2003 through December 2003 and 75 MW January 2004 through December 2006 through a unit contingent contract.
   - Panda Gila River LP will supply 50 MW on-peak June through September of 2003 through 2005 through a unit contingent contract.

     WESTERN ENERGY MARKETS

     As a participant in the western U.S. wholesale power markets, TEP is directly and indirectly affected by changes affecting these markets and market participants.

     Market Prices
     -------------

     TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy at market-based rates in the wholesale market. The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index increased in 2003 compared with 2002, as shown below.

     Average Market Price for Around-the-Clock Energy       MWh
     ------------------------------------------------------------
         Quarter ended March 31, 2003                       $44
         Quarter ended March 31, 2002                        24
     ------------------------------------------------------------

     Average market prices for around-the-clock energy began to rise in February 2003 due to increased demand and higher natural gas prices resulting from low gas storage levels resulting from colder temperatures in other regions of the U.S. and reduced gas production. Reduced hydropower supply in the western U.S. also contributed to the higher market prices. Starting in May 2003, the average forward around-the-clock market price for the balance of the year 2003 is estimated at approximately $46 per MWh, based on forward market broker quotes as of May 5, 2003. As a result, we expect our wholesale revenues and purchased power expense to be higher in 2003 than in 2002. We cannot predict whether these higher prices will continue, or whether changes in various factors that influence demand and supply will cause prices to fall again during the remainder of 2003.

     We expect the market price and demand for capacity and energy to continue to be influenced by the following factors during the next few years:

   - continued population growth in the western U.S.;
   - economic conditions in the western U.S.;
   - availability of capacity throughout the western U.S.;
   - the extent of electric utility industry restructuring in Arizona, California and other western states;
   - the effect of FERC regulation of wholesale energy markets;
   - the availability and price of natural gas;
   - precipitation, which affects hydropower availability;
   - transmission constraints; and
   - environmental restrictions and the cost of compliance.

     Payment Defaults and Allowances for Doubtful Accounts
     -----------------------------------------------------

     California claims that it was overcharged up to $9 billion for wholesale power purchases in 2000 and 2001, and is seeking refunds from numerous power generators, including TEP. In early 2001, California's two largest utilities, Southern California Edison Company (SCE) and Pacific Gas & Electric Company (PG&E), defaulted on payment obligations owed to various energy sellers, including the CPX and the CISO. The CPX and the CISO defaulted on their payment obligations to market participants, including TEP. While SCE subsequently satisfied its obligations to the CPX, TEP has not received a corresponding payment from the CPX. The total amount owed to TEP by the CPX and CISO is $16 million. The FERC has held hearings and FERC staff has proposed various methodologies for calculating amounts of refunds/offsets applicable to wholesale sales made into the California spot markets from October 2000 to June 2001. Based upon the most recent FERC order in March 2003, TEP estimates that it may receive $6 million of its $16 million receivable. This represents amounts owed to TEP net of TEP's estimated refund liability. Therefore, in the first quarter of 2003, TEP increased its allowance for doubtful accounts for its CPX and CISO receivables by approximately $2 million, from $8 million to $10 million.

     In late 2001, Enron filed for bankruptcy protection. At that time, TEP had an outstanding receivable from Enron of $0.8 million. A recent FERC order recommended that Enron no longer be allowed to trade and within a few days thereafter, Enron was delisted from its stock exchange. As a result, in the first quarter of 2003, TEP increased its allowance for doubtful accounts for its sales to Enron by $0.4 million, to 100% of its $0.8 million recorded receivable from Enron.

     TEP is not able to predict the length and outcome of the FERC hearings and the outcome of any subsequent lawsuits and appeals that might be filed. As a participant in the refund proceedings, TEP will be subject to any final refund orders. TEP does not expect its refund liability, if any, to have a significant impact on the financial statements. See Critical Accounting Policies - Payment Defaults and Allowances for Doubtful Accounts, below.

  MARKET RISKS

     We are exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results. The market risks resulting from changes in interest rates and returns on marketable securities have not changed materially from the market risks reported in the 2002 Form 10-K.

     For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements below.

     Risk Management Committee
     -------------------------

     We have a Risk Management Committee responsible for the oversight of commodity price risk and credit risk related to the wholesale energy marketing activities of TEP and the emissions and coal trading activities of MEG. Our Risk Management Committee consists of officers from the finance, accounting, legal, wholesale marketing, and the generation operations departments of UniSource Energy. To limit TEP and MEG's exposure to commodity price risk, the Risk Management Committee sets trading policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP and MEG's exposure to credit risk in these activities, the Risk Management Committee reviews counterparty credit exposure, as well as credit policies and limits on a quarterly basis and as needed.

     Commodity Price Risk
     --------------------

     We are exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas, coal and Emission Allowances. To manage its exposure to energy price risk, TEP enters into forward contracts to buy or sell energy at a specified price and future delivery period. Generally, TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified market approach to provide a balance between long-term, mid-term and spot energy sales. TEP enters into forward purchases during its summer peaking period to ensure it can meet its load and reserve requirements and account for other contract and resource contingencies. TEP also enters into limited forward purchases and sales to optimize its resource portfolio and take advantage of locational differences in price. These positions are managed on both a volumetric and dollar basis and are closely monitored using risk management policies and procedures overseen by the Risk Management Committee. For example, the risk management policies provide that TEP should not take a short position in the third quarter and must have owned generation backing up all forward sales positions at the time the sale is made. TEP's risk management policies also restrict entering into forward positions with maturities extending beyond the end of the next calendar year.

     The majority of TEP's forward contracts are considered to be "normal purchases and sales" of electric energy and are not considered to be derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). TEP records revenues on its "normal sales" and expenses on its "normal purchases" in the period in which the energy is delivered. From time to time, however, TEP enters into forward contracts that meet the definition of a derivative under FAS 133. When TEP has derivative forward contracts, it marks them to market on a daily basis using actively quoted prices obtained from brokers for power traded over-the-counter at Palo Verde and at other southwestern U.S. trading hubs. TEP believes that these broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of TEP's positions, because of the short-term nature of TEP's positions, as limited by risk management policies, and the liquidity in the short-term market. When TEP has derivative forward contracts, it uses a sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its derivative forward contracts. As of March 31, 2003, all of TEP's derivative forward contracts were for settlement within twelve months. To adjust the value of its derivative forward contracts to fair value on its income statement, TEP recorded an unrealized gain of $0.1 million on its income statement for the quarter ended March 31, 2003, compared with an unrealized gain of $0.8 million on its income
statement for the quarter ended March 31, 2002.   This demonstrates the
limited derivative forward contract activity conducted by TEP and the limited impact on TEP's operating results and financial condition.

     During the fourth quarter of 2001, MEG began managing and trading Emission Allowances, coal and related instruments. We manage the market risk of this line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a 33% change in price or volatility. We closely monitor MEG's trading activities, which include options and forward contracts, using risk management policies and procedures overseen by the Risk Management Committee. MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2005. As of March 31, 2003 and December 31, 2002, the fair value of MEG's trading positions combined with Emission Allowances it holds in escrow was $4.8 million. At the end of the first quarter of 2003, MEG had a $1.7 million unrealized gain and a $2.1 realized loss on its income statement, compared with an unrealized gain of $0.2 million in the first quarter of 2002.


                               Unrealized Gain (Loss) of MEG's Trading Activities
                                                - Millions of Dollars -
                            ----------------------------------------------------------
Source of Fair Value          Maturity    Maturity    Maturity over  Total Unrealized
At March 31, 2003            0 - 6 mos.  6 - 12 mos.      1 yr.         Gain (Loss)
--------------------------------------------------------------------------------------
Prices actively quoted         $ 0.5       $ 0.6         $ 1.3            $ 2.4
Prices provided by other
  external sources                 -           -             -                -
Prices based on models and
  other valuation methods       (0.7)        0.1          (0.1)            (0.7)
--------------------------------------------------------------------------------------
Total                          $(0.2)      $ 0.7         $ 1.2            $ 1.7
======================================================================================


     TEP also purchases coal and natural gas in the normal course of business to fuel its generating plants. The majority of its coal supplies are purchased under long-term contracts, which result in very predictable prices. TEP typically uses its gas generation to meet the summer peak demands of its firm electric wholesale and retail customers and transmission import requirements. Due to its limited and historically seasonal usage of natural gas for firm electric wholesale and retail customers, TEP typically purchases its gas needs in the spot and short-term markets.

     Natural gas prices in the first quarter of 2003, were nearly double those in the first quarter of 2002, due to low gas storage levels and reductions in gas production. As a result, TEP decreased use of its gas generation units in the first quarter of 2003 in favor of more economical purchases of energy in the wholesale market. In the first quarter of 2003, TEP's generation output fueled by natural gas was approximately 104,000 MWh, or 4%, of total generation output, compared with approximately 125,000 MWh, or 5%, of total generation output in the first quarter of 2002.

     TEP obtains its gas supply as a retail customer of the local gas supplier, Southwest Gas Corporation (SWG). TEP periodically negotiates its contract with its gas supplier to establish terms relating to pricing and scheduling of gas delivery. SWG is affected by recent FERC actions relating to its gas allocations from the San Juan and Permian basins. A FERC order is expected on this issue in the summer of 2003, and at that time, TEP will renegotiate its gas supply and transportation agreement with SWG. In the interim, TEP and SWG have agreed on an extension of the current contract terms through October 31, 2003. TEP does not anticipate any material difference in operational or economic terms in the new agreement, which is estimated to begin November 1, 2003.

     Credit Risk
     -----------

     UniSource Energy is exposed to credit risk in its energy-related marketing and trading activities related to potential nonperformance by counterparties. We manage the risk of counterparty default by performing financial credit reviews, setting limits monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty. Despite such mitigation efforts, there is a potential for defaults by counterparties to occur from time to time. In the fourth quarter of 2000 and the first quarter of 2001, TEP was affected by payment defaults by SCE and PG&E for amounts owed to the CPX and CISO. In the fourth quarter of 2001, Enron defaulted on amounts owed to TEP for energy sales.

     We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of March 31, 2003, TEP's total credit exposure related to its wholesale marketing activities (excluding defaulted amounts owed by the CPX, the CISO and Enron), was less than $5 million and MEG's total credit exposure related to its trading activities was $5.5 million. TEP and MEG's credit exposure is diversified across approximately 30 counterparties. Approximately $1 million of exposure is to non-investment grade companies.

     UniSource Energy is also exposed to credit risk related to the sale of assets owned by Nations Energy. In September 2001, Nations Energy sold its
26% equity interest in a power project located in Curacao, Netherland
Antilles to a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and recorded an $11 million note receivable from the sale at its net present value of $8 million using an 8% discount rate, with the discount amortized to interest income over the five-year life of the note. The note is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant.

Payments on the note receivable are expected as follows: $2 million in July 2004, $4 million in July 2005, and $5 million in July 2006.

     In late 2002 and continuing in 2003, the major rating agencies downgraded the ratings of Mirant and certain of its subsidiaries citing Mirant's significantly lower operating cash flow relative to its debt burden coupled with the likelihood that future operating cash flow levels may weaken further. Mirant's ratings are now below investment grade. As of March 31, 2003, Nations Energy's receivable from Mirant is approximately $9 million. We cannot predict what effect the downgrade of Mirant will have on its ability to make its required payments to Nations Energy when due, beginning in July 2004. Nations Energy has not recorded an allowance for doubtful accounts and we will continue to evaluate the collectibility of the receivable.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  UNISOURCE ENERGY CONSOLIDATED CASH FLOWS

                                       March 31,    March 31,
                                         2003         2002
     ----------------------------------------------------------
                                       - Millions of Dollars -
     Cash Provided by (Used in):
       Operating Activities             $ 10         $  9
       Investing Activities              (34)        (128)
       Financing Activities              (43)         (17)
     ----------------------------------------------------------
     Net Decrease in Cash               $(67)        $136
     ==========================================================

     UniSource Energy's primary source of liquidity is its cash flow from operations, which is provided primarily from retail and wholesale energy sales at TEP, net of the related payments for fuel and purchased power. However, due to the seasonal nature of TEP's business, cash provided by operating activities varies significantly from quarter to quarter. Cash from operations is lowest in the first quarter and highest in the third and fourth quarters due to TEP's summer peaking load. We use our available cash to finance capital expenditures, primarily at TEP, to make investments in our energy and technology affiliates, to pay dividends to shareholders, and to reduce leverage at TEP by repaying high coupon debt and investing in lease debt.

     Net cash flows from operating activities increased by $1 million in the first quarter of 2003, compared with the same quarter of 2002. Higher interest received on TEP's investments in Springerville lease debt and lower income tax payments offset increases in capital lease interest and debt interest payments in the first quarter of 2003.

     Net cash used for investing activities totaled $34 million in the first quarter of 2003, compared with $128 million during the same period in 2002. During the first quarter of 2003, construction expenditures were $38 million, TEP received $9 million in principal payments on its investments in outstanding Springerville lease debt, and Millennium paid $5 million to fund its investment in its unconsolidated subsidiaries. In contrast, in the first quarter of 2002, TEP spent $101 million to purchase and hold outstanding Springerville lease debt, construction expenditures were $27 million, and Millennium invested $5 million in its unconsolidated affiliates.

     Net cash used in financing activities totaled $43 million in the first quarter of 2003, compared with $17 million during the same period in 2002. During the first quarter of 2003, UniSource Energy paid approximately $5 million in dividends to its common shareholders and TEP paid $37 million on its capital lease obligations. In 2002, UniSource Energy paid approximately $4 million in dividends to its common shareholders and TEP paid $13 million on its capital lease obligations. TEP's capital lease payments were higher in 2003 due to a $28 million scheduled principal payment on the Springerville Unit 1 lease debt.

     Our consolidated cash and cash equivalents decreased to $24 million at March 31, 2003 from $92 million at March 31, 2002. TEP's cash and cash equivalents decreased to $10 million at March 31, 2003 compared with $41 million at March 31, 2002. At May 8, 2003, our consolidated cash balance, including cash equivalents, was approximately $30 million, including TEP's cash balance of approximately $12 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     In the event that we experience lower cash from operations in 2003, we will adjust our discretionary uses of cash accordingly. We believe, however, that we will continue to have sufficient cash flow to cover our capital needs, as well as required debt payments and dividends to shareholders. Furthermore, we believe that we will have sufficient excess cash flow to continue to make annual average discretionary debt reductions or lease debt investments at TEP in the range of $30 - $50 million.

  UNISOURCE ENERGY - PARENT COMPANY

     Our primary cash needs are to pay dividends to shareholders, to fund investments in Millennium's unregulated businesses, and to make interest payments on our promissory note to TEP. In addition, as part of our ACC Holding Company Order, we must invest at least 30% of any proceeds of equity issuances in TEP until TEP's equity reaches 37.5% of total capital (excluding capital leases).

     Our primary sources of cash are dividends from TEP. In 2002, TEP paid dividends to UniSource Energy of $35 million.

     In 2003, UniSource Energy will need funds to finance the purchase of the Citizens Arizona electric and gas utility assets. To finance this purchase, we plan to issue debt secured by the purchased assets and may also consider financing a portion of the purchase with new equity, depending on market conditions and other factors. The Citizens Settlement Agreement waives the requirement that at least 30% of proceeds of any equity issuance be invested in TEP, so long as the purpose of the UniSource Energy equity issuance is to help finance the Citizens asset purchases. We may also borrow up to $50 million from TEP to help finance the purchase, as allowed by the Citizens Settlement Agreement.

     If cash flows fall short of expectations, we may reevaluate the investment requirements of Millennium's unregulated businesses and/or seek additional financing for, or investments in, those businesses by unrelated parties.

  TEP - ELECTRIC UTILITY

     TEP's capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt and capital lease obligations.

     During 2003, TEP expects to generate sufficient internal cash flows to fund its operating activities, construction expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, due to the seasonal nature of TEP's business, cash provided by operating activities varies significantly from quarter to quarter. At March 31, 2003, TEP had $60 million available under its Revolving Credit Facility. In January 2003, TEP borrowed $25 million under its Revolving Credit Facility and repaid it within 20 days. On May 1, 2003, TEP borrowed $20 million from this facility, and expects to repay this borrowing during the second quarter of 2003. If cash flows fall short of expectations or if monthly cash requirements temporarily exceed available cash balances, TEP may borrow additional amounts from its Revolving Credit Facility.

     Operating Activities
     --------------------

     Net cash flows from operating activities increased by $3 million in the first quarter of 2003, compared with the same quarter of 2002. Higher interest received on TEP's investments in Springerville lease debt and lower income taxes paid offset increases in capital lease interest and debt interest payments in the first quarter of 2003.

     Investing Activities
     --------------------

     Net cash used for investing activities totaled $29 million in the first quarter of 2003, compared with $123 million during the same period in 2002. During the first quarter of 2003, TEP spent $37 million for construction expenditures and received $9 million in principal payments on its investments in outstanding Springerville lease debt. In contrast, in the first quarter of 2002, TEP spent $101 million to purchase and hold outstanding Springerville lease debt and $24 million for construction expenditures.

     Capital Expenditures

     TEP's capital expenditures for the three months ended March 31, 2003 were $37 million. TEP's forecast for capital expenditures for the year ending December 31, 2003 is approximately $121 million. These expenditures include costs for TEP to comply with current federal and state environmental regulations. Actual construction expenditures may differ from these estimates due to changes in business conditions, construction schedules, environmental requirements and changes to our business arising from retail competition. TEP plans to fund these expenditures through internally-generated cash flow.

     Forecasted construction expenditures for 2003 include approximately $10 million for completing a new one mile 500-kV transmission line to enhance TEP's distribution system link to the regional high voltage transmission system. In the first quarter of 2003, TEP spent approximately $4 million on this project and expects the line to be completed prior to June 2003. This project will provide TEP with greater import capability into TEP's service area thereby reducing the need to run more expensive local gas generation during the summer peaking periods.

     In January 2001, TEP and Citizens entered into a project development agreement for the joint construction of a 62-mile transmission line from Tucson to Nogales, Arizona. In January 2002, the ACC approved the location and construction of the proposed 345 kV line. Pending federal studies and approvals for the portion of the line that will pass through a national forest, construction could begin as early as the third quarter of 2004, with an expected in-service date at the end of 2005. Construction costs are expected to be approximately $75 million. TEP has also applied to the U.S. Department of Energy for a Presidential Permit that would allow building an extension of the line across the international border with Mexico to interconnect with Mexico's utility system, providing further reliability and market opportunities in the region.

     Financing Activities
     --------------------

     Net cash used in financing activities totaled $38 million in the first quarter of 2003, compared with $14 million during the same period in 2002. TEP spent $37 million to retire capital lease obligations, compared with $13 million in 2002. Capital lease payments were higher in 2003 due to a $28 million scheduled principal payment on the Springerville Unit 1 lease debt.

     TEP Credit Agreement

     In November 2002, TEP entered into a new $401 million Credit Agreement to replace the credit facilities provided under its then existing $441 million credit agreement that would have expired December 30, 2002. The new agreement consists of a $60 million Revolving Credit Facility and two letter of credit (LOC) facilities (Tranche A and Tranche B) totaling $341 million. The Revolving Credit Facility is used to provide liquidity for general corporate purposes. The LOC Facilities support $329 million aggregate principal amount of tax-exempt variable rate debt obligations. The Revolving Credit Facility is a 364-day facility that expires on November 13, 2003. The Tranche A letters of credit, totaling $135 million, expire in January 2006, and the Tranche B letters of credit, totaling $206 million, expire in November 2006.

     The new facilities are secured by $401 million in aggregate principal amount of Second Mortgage Bonds issued under TEP's General Second Mortgage Indenture. The Credit Agreement contains a number of restrictive covenants, including restrictions on additional indebtedness, liens, sale of assets, mergers and sale-leasebacks. The Credit Agreement also contains several financial covenants including: (a) a minimum Consolidated Tangible Net Worth,
(b) a minimum Cash Coverage Ratio, and (c) a maximum Leverage Ratio. Under the terms of the Credit Agreement, TEP may pay dividends so long as it maintains compliance with the Credit Agreement; however, dividends and certain investments in affiliates may not exceed 65% of TEP's net income so long as the Tranche B LOCs are outstanding. The Credit Agreement also provides that under certain circumstances, certain regulatory actions could result in a required reduction of the commitments. As of March 31, 2003, TEP was in compliance with these financial covenants.

     In January 2003, TEP borrowed $25 million under its Revolving Credit Facility and repaid it within 20 days. At March 31, 2003, there were no outstanding borrowings under this facility. On May 1, 2003, TEP borrowed $20 million under its Revolving Credit Facility and expects to repay this borrowing during the second quarter of 2003. If TEP encounters temporary cash needs during the course of the year, it will borrow additional amounts from its Revolving Credit Facility.

     Springerville Common Facilities Leases

     In 1985, TEP sold and leased back its undivided one-half ownership interest in the common facilities at the Springerville Generating Station. Under the terms of the Springerville Common Facilities Leases, TEP must periodically refinance or refund the secured notes underlying the leases prior to the named date in order to avoid a special event of loss. If the lease debt is not refinanced prior to the special event of loss date (currently June 30, 2003), the leases would be terminated and TEP would be required to repurchase the facilities for $125 million.

     In January 2003, TEP filed an application with the ACC for authorization to amend the Springerville Common Facilities Leases and refinance the $70 million of associated lease debt. The interest rate on new lease debt will be a function of market conditions at the time of refinancing, the lender's view of TEP's creditworthiness, and the lender's evaluation of the collateral for the secured notes. TEP is in discussions with several lenders and is considering proposals. As a result of the current market conditions and a smaller financing market overall, we expect that the interest rate on the new debt will likely be higher than the current variable interest rate of LIBOR plus 2.50%, resulting in higher rents payable by TEP. TEP expects an ACC order approving the refinancing by mid-May and expects to close prior to June 30, 2003.

  MILLENNIUM - UNREGULATED BUSINESSES

     Millennium's significant investments, commitments and investment proceeds for the quarter ended March 31, 2003 are discussed below.

     Investments in Energy and Technologies
     --------------------------------------

      We refer to Global Solar, IPS, MicroSat and ITN as our Energy and Technology Investments.

   - Global Solar - Millennium funded $4 million to Global Solar in the first quarter of 2003, and $0.8 million in April 2003. Millennium's unfunded commitment to Global Solar is currently a $5 million line of credit committed in May 2003. On February 21, 2003, Global Solar signed a license agreement with ICP Global Technologies, a privately held Canadian solar product firm. Millennium owns 87% of Global Solar, but as sole funder recognizes 100% of their losses. Global Solar has an annual $0.5 million research and development funding commitment to ITN through 2004.

   - IPS - Millennium funded $1 million to IPS in the first quarter of 2003. Dow Corning Enterprises, Inc. (Dow Corning) funded a corresponding $1 million. In May 2003, Millennium and Dow Corning each funded an additional $0.5 million. The investments were in exchange for preferred shares of IPS. Millennium expects to commit an additional $1.5 million to IPS in the second quarter of 2003. As of March 31, 2003, Millennium owns approximately 74% of IPS, and for the first quarter of 2003, Millennium has recorded its ratable share of IPS's losses. Millennium anticipates it will ultimately own between 59% and 72% of IPS. IPS has a $0.5 million annual research and development funding commitment to ITN through 2004.

   - MicroSat - Millennium owns 49% of MicroSat, but as sole funder recognizes 100% of its losses. Millennium anticipates its ownership of MicroSat will be reduced to 35% in 2003, based on a 2002 Restructure Agreement.

   - ITN - Millennium owns 49% of ITN, but anticipates its ownership will be reduced to 9% in 2003, based on a 2002 Restructure Agreement. Millennium, as sole funder, continues to recognize 100% of ITN's losses.

     Millennium expects to fund an additional $7 million to $10 million to these entities during the remainder of 2003. A significant portion of this funding will be used for research, development and administrative costs and will be recognized as expense.

     Other Millennium Investments and Commitments
     --------------------------------------------

     Millennium has a $15 million capital commitment to Haddington Energy Partners II LP (Haddington), a limited partnership which funds energy related investments. During the first quarter of 2003, Millennium invested approximately $2 million in Haddington. Millennium has satisfied $8.1 million of the $15 million commitment to date. The remaining $6.9 million is expected to be funded within the next three years. A member of the UniSource Energy Board of Directors has an investment in the limited partnership and is also a managing director of the general partner of the limited partnership.

     Millennium has a $6 million capital commitment to a venture capital fund that will focus on information technology, microelectronics and biotechnology, primarily within the southwestern U.S. A member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. At March 31, 2003, Millennium had funded approximately $1 million of this commitment. Millennium does not expect to provide any additional funds to this investment in 2003.

     During the first quarter of 2003, Millennium contributed $0.4 million to TruePricing and agreed to provide up to an additional $0.8 million in future funding. Following this investment Millennium began accounting for TruePricing under the consolidation method. Millennium and TEP collectively now own 51% of the outstanding shares of TruePricing. Previously, Millennium accounted for TruePricing under the equity method. Millennium, as sole funder, recognizes 100% of TruePricing's losses, in accordance with GAAP.

  UED - UNREGULATED ENERGY BUSINESS

     UED is responsible as project developer for facilitating the Springerville Generating Station expansion project construction. If constructed, each of Units 3 and 4 would consist of a 400 MW coal-fired, base-load generating unit at the same site as Springerville Units 1 and 2. This would allow TEP to spread the fixed costs of the existing common facilities over the additional generating unit (or units). Currently, Tri-State is expected to own 100% of Unit 3. Upon the completion of construction, TEP expects to receive annual benefits of approximately $10 million to $15 million in the form of cost savings, rental payments, transmission revenues, and other fees. TEP will also benefit from upgraded emissions controls for Units 1 and 2 that will be paid for by the Unit 3 project.

     To date, UED has funded approximately $23 million for development of the project. In January 2003, UED and Tri-State signed a Development Cost Agreement to each share 50% of the remaining development costs of Unit 3, effective from November 6, 2002 until financial close. UED expects to provide an additional $4 million in funding for development prior to Tri-State obtaining the construction financing. UED expects Tri-State to obtain construction financing in the third quarter of 2003. We can make no assurances, however, about the ultimate timing, or whether UED will proceed with this project.

  FINANCING RISKS

     UniSource Energy and TEP are exposed to risks related to the ability to obtain financing at reasonable costs for various projects, agreements to which they are a party, and their debt obligations. During 2003, UniSource Energy, TEP and UED will be subject to financing risks and capital market conditions related to the following:

   - UniSource Energy has entered into Asset Purchase Agreements to purchase the Citizens Arizona electric utility and gas utility assets for $230 million plus operating capital adjustments. UniSource Energy expects that a portion of the purchase price will be financed with debt secured by the purchased assets. UniSource Energy may also consider financing a portion of the purchase price with new equity, depending on market conditions and other considerations. If UniSource Energy were unable to obtain financing, and therefore were unable to consummate the purchase of these assets, this would constitute a breach under the contracts and termination damages would be payable.

   - UED is currently evaluating opportunities to expand the Springerville Generating Station by assigning the rights to construct Springerville Units 3 and 4 to unrelated third parties. As of March 31, 2003, UED had approximately $23 million of capitalized project development costs on its balance sheet. If a third party does not obtain financing for this project and as a result, this project does not proceed, the capitalized project development costs would immediately be expensed.

   - TEP must refinance or extend the $70 million of lease debt related to the Springerville Common Facilities Leases before June 30, 2003. Due to the ongoing difficult capital market conditions in the energy sector, TEP will likely be required to pay a higher rate of interest on the new debt than its existing rate of LIBOR plus 2.5%.

   - TEP intends to refinance or extend its 364 day Revolving Credit Facility, which expires on November 13, 2003.

  CONTRACTUAL OBLIGATIONS

     There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2002 Annual Report on Form 10-K, other than those listed below:

   - MEG conducts its emissions and coal trading activities using certain contracts which contain provisions whereby MEG may be required to post margin collateral due to a change in contract values. As of March 31, 2003, MEG had posted $0.5 million in cash collateral to its trading counterparties.
   - MEG has a $5 million bank line of credit for the purpose of issuing LOCs to counterparties to support its Emission Allowance and coal marketing and trading activities. As of March 31, 2003, MEG had approximately $4 million in outstanding LOCs. This facility expires in March 2005.
   - In May 2003, TEP entered into two purchased power agreements for periods through 2006 as a result of the competitive bidding process required by the ACC's Track B order:

     - PPL EnergyPlus, LLC will supply 37 MW June 2003 through December 2003 and 75 MW January 2004 through December 2006 through a unit contingent contract.
     - Panda Gila River LP will supply 50 MW on-peak June through September of 2003 through 2005 through a unit contingent contract.

  GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries, including TEP, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The most significant of these guarantees is Millennium's guarantee of approximately $3.5 million in commodity-related payments for MEG at March 31, 2003. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

     In addition, UniSource Energy and its subsidiaries have indemnified the purchasers of interests in certain investments from additional taxes due for years prior to the sale. The terms of the indemnifications provide for no limitation on potential future payments; however, we believe that we have abided by all tax laws and paid all tax obligations. We have not made any payments under the terms of these indemnifications to date.

     We believe that the likelihood UniSource Energy or TEP would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

  DIVIDENDS ON COMMON STOCK

     UniSource Energy
     ----------------

     In February 2003, UniSource Energy declared a cash dividend of $0.15 per share on its Common Stock. This dividend, totaling approximately $5 million, was paid March 7, 2003 to shareholders of record at the close of business on February 21, 2003.

     UniSource Energy's Board of Directors will review our dividend level on a continuing basis, taking into consideration a number of factors including our results of operations and financial condition, general economic and competitive conditions and the cash flow from our subsidiary companies, TEP, Millennium and UED.

     TEP
     ---

     In 2002, TEP declared and paid dividends of $35 million. UniSource Energy is the primary holder of TEP's common stock.

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of March 31, 2003, the required minimum net worth was $298 million. TEP's actual net worth at March 31, 2003 was $398 million, and was $368 million as defined in the Credit Agreement. As of March 31, 2003, TEP was in compliance with the terms of the Credit Agreement. Under the terms of the Credit Agreement, dividends and certain investments in affiliates may not exceed 65% of TEP's net income for the immediately preceding fiscal year, so long as the Tranche B LOCs are outstanding. See Financing Activities - TEP Credit Agreement, above.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's common equity equals 37.5% of total capital (excluding capital lease obligations). As of March 31, 2003, TEP's equity ratio on that basis was 26%. If the Citizens Settlement Agreement is approved by the ACC, this dividend limitation will remain in place until TEP's equity ratio equals 40%.

     In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings. Therefore, TEP declared its December 2002 dividend from 2002 earnings since TEP had an accumulated deficit, rather than positive retained earnings.

     Millennium and UED
     ------------------

     Millennium did not pay any dividends to UniSource Energy in 2002. We cannot predict the amount or timing of future dividends from Millennium. UED has not paid any dividends to UniSource Energy.


OUTLOOK AND STRATEGIES
----------------------

     Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors. Our plans and strategies include the following:

   - Complete the acquisition of the Arizona electric utility and gas utility assets from Citizens described above.
   - Facilitate the construction of Springerville Unit 3, which will allow TEP to spread the fixed costs of its Springerville Units 1 and 2 Common Facilities over an additional unit.
   - Enhance the value of TEP's transmission system while continuing to provide reliable access to generation for TEP's retail customers and market access for all generating assets. This will include focusing on completing the Tucson - Nogales transmission line, which could eventually be connected to Mexico's utility system, and completing a new one mile 500-kV line to enhance TEP's distribution system's link to the regional high voltage transmission system.
   - Improve production of Global Solar's thin-film photovoltaic cells and seek strategic partners.
   - Reduce TEP's debt as appropriate, using some of our excess cash flows. Although no specific retirements are planned at this time, TEP expects to use $30 million to $50 million annually for debt reductions or lease debt investments.
   - Efficiently manage TEP's generating resources and look for ways to reduce or control our operating expenses in order to improve profitability.

     To accomplish our goals, we estimate that during 2003, TEP will spend $121 million on capital expenditures, Millennium will provide between $12 million and $15 million of funding to its Energy and Technology Investments, and we will provide between $4 million and $6 million in funding to UED. Our funding to UED will depend upon the timing of the financial close of the Springerville expansion project. In addition, we plan to pay $230 million plus operating capital adjustments for the acquisition of the Arizona electric utility and gas utility assets from Citizens.

     While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.


CRITICAL ACCOUNTING POLICIES
----------------------------

     In preparing financial statements under Generally Accepted Accounting Principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. UniSource Energy and TEP consider Critical Accounting Policies to be those that could result in materially different financial statement results if our assumptions regarding application of accounting principles were different. UniSource Energy and TEP describe their Critical Accounting Policies below. Other significant accounting policies and recently issued accounting standards are discussed in the 2002 Annual Report on Form 10-K,
Note 1 of Notes to Consolidated Financial Statements - Nature of Operations and Summary of Significant Accounting Policies.

     ACCOUNTING FOR RATE REGULATION

     TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), issued by the Financial Accounting Standards Board (FASB), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the ACC may not allow TEP to currently charge its customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP defer these items and show them as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items as expense to the income statement as those charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

     The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

   - an independent regulator sets rates;
   - the regulator sets the rates to recover specific costs of delivering service; and
   - the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

     In November 1999, upon approval by the ACC of TEP's Settlement Agreement relating to recovery of TEP's transition costs and standard retail rates, TEP discontinued application of FAS 71 to its generation operations.

     TEP's regulatory assets total $381 million at March 31, 2003, $22 million of which are not presently included in the rate base and consequently are not earning a return on investment.

     TEP continues to apply FAS 71 to the distribution and transmission portions of its business, its regulated operations, and continues to assess whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense on its income statement. Based on the balances of TEP's regulatory assets at March 31, 2003, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary loss, after-tax, of approximately $230 million. While regulatory orders and market conditions may affect TEP's cash flows, its cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of that regulatory asset.

     ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     FAS 143, issued by the FASB in June 2001, requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. When the liability is initially recorded, the entity should capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value by recognizing accretion expense as an operating expense in the income statement each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss if the actual costs differ from the recorded amount.

     Prior to adopting FAS 143, costs for final removal of all owned generation facilities were accrued as an additional component of depreciation expense. Under FAS 143, only the costs to remove an asset with legally binding retirement obligations will be accrued over time through accretion of the asset retirement obligation and depreciation of the capitalized asset retirement cost.

     TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. The land on which the Navajo and Four Corners Generating Stations reside is leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at the expiration of the leases. TEP also has certain environmental obligations at the San Juan Generating Station. TEP has estimated that its share of the cost to remove the Navajo and Four Corners facilities and settle the San Juan environmental obligations is approximately $38 million at the date of retirement. No other legal obligations to retire generation plant assets were identified. Millennium and UED have no asset retirement obligations.

     TEP has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, TEP will not recognize the costs of final removal of the transmission and distribution lines in the financial statements.

     Upon adoption of FAS 143 on January 1, 2003, TEP recorded an asset retirement obligation of $38 million at its net present value of $1.1 million, increased depreciable assets by $0.1 million for asset retirement costs, reversed $112.8 million of costs previously accrued for final removal from accumulated depreciation, reversed previously recorded deferred tax assets by $44.2 million and recognized the cumulative effect of accounting change as a gain of $111.7 million ($67.5 million net of tax). TEP expects that adopting FAS 143 will result in a reduction to current depreciation expense charged throughout the year as well because asset retirement costs are no longer recorded as a component of depreciation expense. For the year 2003, this amount is approximately $6 million.

     Amounts recorded under FAS 143 are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, estimating the fair value of the costs of removal, estimating when final removal will occur, and the credit-adjusted risk-free interest rates to be used to discount future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as expense for asset retirement obligations.

     If TEP retires any asset at the end of its useful life, without a legal obligation to do so, it will record retirement costs at that time as incurred or accrued. TEP does not believe that the adoption of FAS 143 will result in any change in retail rates since all matters relating to the rate-making treatment of TEP's generating assets have been determined pursuant to the Settlement Agreement.

     PAYMENT DEFAULTS AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

     We record an allowance for doubtful accounts when we determine that an account receivable will not be collected. As a result of payment defaults made by market participants in California, TEP's collection shortfall from the CPX and CISO was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. Prior to 2003 and since December 31, 2001, TEP had an allowance for doubtful accounts recorded for $8 million, or 50% of these uncollected amounts based on the amount TEP believed would be collected. In the first quarter of 2003, as a result of a recent FERC order, TEP estimated that $6 million of its $16 million receivable will be collected. Therefore, in the first quarter of 2003, TEP increased its reserve by $2.2 million by recording a reduction of wholesale revenues. The amount that TEP ultimately collects would have an impact on earnings if the amount is more or less than the $10 million TEP has reserved. If TEP collects all of the $16 million, pre-tax income will increase by $10 million. If TEP does not collect any of the $16 million, pre-tax income will decrease by $6 million. TEP also believes that it is due interest on the amounts TEP is owed, but TEP has not recorded such interest. In addition, TEP has cash collateral of approximately $1 million on deposit in an escrow account with the CPX, which is currently unavailable to TEP due to the CPX's bankruptcy stay.

     Additionally, a recent FERC order recommended that Enron no longer be allowed to trade and within a few days thereafter, Enron was delisted from its stock exchange. As a result, in the first quarter of 2003, TEP increased its reserve for sales to Enron by $0.4 million, to 100% of its $0.8 million recorded receivable from Enron. At March 31, 2003 and December 31, 2002, TEP's reserve for electric wholesale accounts receivable on its balance sheet was approximately $11 million and $8 million, respectively.

     CAPITALIZATION OF UED PROJECT DEVELOPMENT COSTS

     UED capitalizes project development costs when it is probable that the project will be completed and it expects to recover the costs of the project. At March 31, 2003, capitalized project development costs on UniSource Energy's balance sheet were approximately $23 million. If the Springerville expansion project does not proceed, the capitalized project development costs will be immediately expensed.

     PENSION AND OTHER POSTRETIREMENT BENEFIT PLAN ASSUMPTIONS

     TEP records plan assets, obligations, and expenses, related to its pension and other postretirement benefit plans based on actuarial valuations. These valuations include key assumptions on: discounts rates, expected returns on plan assets, compensation increases and health care cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. TEP believes that the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and from the advice of plan actuaries.

     TEP discounted its future pension and other postretirement plan obligations using a rate of 6.75% at December 31, 2002, compared to 7.25% at December 31, 2001. TEP determines the discount annually based on the rates currently available on high-quality, long-term bonds. TEP looks to bonds that receive one of the two highest ratings given by a recognized rating agency and are expected to be available during the period to maturity of the pension benefits. The pension liability and future pension expense both increase as the discount rate is reduced. A decrease in the discount rate results in an increase in the Projected Benefit Obligation (PBO) and the service cost component of pension expense. Additionally, the recognized actuarial loss is significantly impacted by a reduction in the discount rate. Since the PBO increases with the decrease in discount rate, the obligation is that much larger than would normally occur due to normal growth of the plan. This leads to an actuarial loss (or a greater actuarial loss than would occur in the absence of the discount rate change), which is amortized over future periods leading to a greater expense. The resulting change in the interest cost component of pension expense is dependent on the effect that the change in the discount rate has on the PBO and will vary based on employee demographics. The effect of the lower rate used to calculate the interest cost is offset to some degree by a larger obligation. The relative magnitude of these two changes determines whether interest cost will increase or decrease. TEP's interest cost increased slightly as a result of the decrease in the discount rate. For TEP's pension plans, a 25 basis point decrease in the discount rate would increase the accumulated benefit obligation by approximately $3.7 million and the related plan expense for 2003 by approximately $0.6 million. A similar increase in the discount rate would decrease the accumulated benefit obligation by approximately $3.5 million and the related plan expense for 2003 by approximately $0.6 million. For TEP's plan for other postretirement benefits, a 25 basis point decrease in the discount rate would increase the accumulated benefit obligation by approximately $1.5 million and the related plan expense for 2003 by approximately $0.1 million. A similar increase in the discount rate would decrease the accumulated benefit obligation by approximately $1.5 million and the related plan expense for 2003 by approximately $0.1 million.

     TEP calculates the market-related value of plan assets using the fair value of plan assets on the measurement date. At December 31, 2002, TEP assumed that its plans' assets would generate a long-term rate of return of 8.75%. This rate is lower than the assumed rate of 9.0% used at December 31, 2001. In establishing its assumption as to the expected return on plan assets, TEP reviews the plans' asset allocation and develops return assumptions for each asset class based on advice from the plans' actuaries that includes both historical performance analysis and forward looking views of the financial markets. Pension expense increases as the expected rate of return on plan assets decreases. A 25 basis point decrease in the expected return on plan assets would increase pension expense for 2003 by approximately $0.3 million. A similar increase in the expected return on plan assets would decrease pension expense for 2003 by approximately $0.3 million.

     In recognition of significant increases in health care costs, TEP increased the initial health care cost trend rate used in valuing its postretirement benefit obligation to 12.0% at December 31, 2002. The rate assumed at December 31, 2001 was 8.5%. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point increase in assumed health care cost trend rates would increase the postretirement benefit obligation by approximately $5 million and the related plan expense by approximately $1 million. A similar decrease in assumed health care cost trend rates would decrease the postretirement benefit obligation by approximately $4 million and the related plan expense by approximately $1 million.

     As reported in the 2002 Annual Report on Form 10-K, TEP recorded a minimum pension liability of $6.7 million at December 31, 2002 primarily because of current stock market conditions and a reduction in the assumed discount rate.

     Based on the above assumptions, TEP will record pension expense of $8.5 million and other postretirement benefit expense of $6.6 million ratably throughout 2003. TEP will make required pension plan contributions of $2.8 million in 2003. TEP's other postretirement benefit plan is not funded. TEP expects to make benefit payments to retirees under the postretirement benefit plan of approximately $2 million in 2003.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES

     A derivative financial instrument or other contract derives its value from another investment or designated benchmark. TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. The majority of TEP's forward contracts are considered normal purchases and sales under FAS 133 and, therefore, are not required to be marked to market. However, some of these forward contracts are considered to be derivatives, which TEP marks to market under FAS 133 by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. TEP manages the risk of counterparty default by performing financial credit reviews, setting limits monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty.

     Because of the complexity of derivatives, the FASB established a Derivatives Implementation Group (DIG). To date, the DIG has issued more than 100 interpretations to provide guidance in applying FAS 133. As the DIG or the FASB continues to issue interpretations, TEP may change the conclusions that it has reached and, as a result, the accounting treatment and financial statement impact could change in the future.

     MEG enters into swap agreements, options and forward contracts relating to Emission Allowances and coal. MEG also marks its trading contracts to market under FAS 133 by recording unrealized gains and losses on its trading activities and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

     The market prices used to determine fair value for TEP and MEG's derivative instruments are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. TEP reports its unrealized gain/loss on derivative forward sales net of its unrealized gain/loss on derivative forward purchases as a component of Operating Revenues. MEG reports its unrealized gain/loss on trading activities net of its realized gain/loss on trading activities as a component of Operating Revenues. The net pre-tax loss on TEP forward contracts and MEG trading activities for the three months ended March 31, 2003, was $0.3 million. At March 31, 2003, the fair value of TEP's derivative assets was $0.1 million and is included in Other Current Assets. At March 31, 2003, the fair value of MEG's trading assets, including MEG's Emission Allowance inventory, was $22.9 million, which is reported in Current Assets, and the fair value of MEG's trading liabilities was $18.0 million, which is reported in Current Liabilities.

     See Market Risks - Commodity Price Risk, above.

     UNBILLED REVENUE

     TEP's electric retail revenues include an estimate of MWhs delivered but unbilled at the end of each period. The unbilled revenue is estimated by comparing the actual MWhs consumed to the MWhs billed to our retail customers. The excess of MWhs consumed over MWhs billed is then allocated to the retail customer classes based on estimated usage by each customer class. TEP then records revenue for each customer class based on the various bill rates for each customer class. Due to the seasonal fluctuations of TEP's actual load, the unbilled revenue amount is greater in the summer months than it is in the winter months.

     DEFERRED TAX VALUATION

     We record deferred tax liabilities for amounts that will increase income taxes on future tax returns. We record deferred tax assets for amounts that could be used to reduce income taxes on future tax returns. We record a valuation allowance, or reserve, for the deferred tax asset amount that we may not be able to use on future tax returns. We estimate the valuation allowance based on our interpretation of the tax rules, prior tax audits, tax planning strategies, scheduled reversal of deferred tax liabilities, and projected future taxable income.

     The valuation allowance of $16 million at March 31, 2003, which reduces the Deferred Tax Asset balance, relates to net operating loss and investment tax credit carryforward amounts. In the future, if TEP determines that TEP would be able to use all or a portion of these amounts on tax returns, then TEP would reduce the reserve and recognize a tax benefit up to $16 million. Factors that could cause TEP to recognize the tax benefit include new or additional guidance through tax regulations, tax rulings, case law and/or the use of such benefits on future tax returns.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     The FASB recently issued the following Statement of Financial Accounting Standards (FAS) and FASB Interpretations (FIN):

   - FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, issued November 2002, requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified beginning January 1, 2003. The disclosure requirements of FIN 45 are immediately effective. See Guarantees and Indemnities in Note 9.

   - FIN 46, Consolidation of Variable Interest Entities, issued January 2003, expands upon existing guidance that addresses when a company should include in its financial statements the assets and liabilities of another entity. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprise should consolidate the variable interest entity (primary beneficiary). FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. The transitional disclosure requirements of FIN 46 are effective immediately. The effective date of the consolidation requirements of FIN 46 depends on the date the variable interest entity was created.
     FIN 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are to be applied to a variable interest entity for interim reporting periods beginning after June 30, 2003. UniSource Energy's investments in MicroSat and ITN are accounted for under the equity method (see Note 8). UniSource Energy is the primary funding source for these investments and recognizes all of the losses. UniSource Energy may be required to consolidate MicroSat and ITN beginning July 1, 2003. The consolidation of MicroSat and ITN would not have a material impact on UniSource Energy's financial statements, as these entities do not presently have significant assets or debt from outside third parties.

   - FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued by the FASB in April 2003. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of FAS 149 that relate to FAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Due to TEP and MEG's limited amount of derivative activity, we do not expect the adoption of FAS 149 to have a significant effect on UniSource Energy or TEP's financial statements.


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

     4. Supply and demand conditions in wholesale energy markets, including volatility in market prices and illiquidity in markets, which are affected by a variety of factors. These factors include the availability of generating capacity in the western U.S., including hydroelectric resources, weather, natural gas prices, the extent of utility restructuring in various states, transmission constraints, environmental restrictions and cost of compliance, and FERC regulation of wholesale energy markets, and economic conditions in the western U.S.

     5. The creditworthiness of the entities with which UniSource Energy, TEP, Millennium and their affiliates transact business or have transacted business.

     6. Changes affecting TEP's cost of providing electrical service including changes in fuel costs, generating unit operating performance, scheduled and unscheduled plant outages, interest rates, tax laws, environmental laws, and the general rate of inflation.

     7. Changes in governmental policies and regulatory actions with respect to financing and rate structures.

     8. Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

     9. Changes in accounting principles or the application of such principles to UniSource Energy or TEP.

    10. Market conditions and technological changes affecting UniSource Energy's unregulated businesses.

    11. Regulatory conditions to the approval of the acquisition of Citizens' Arizona electric and gas utility assets.

    12. The level of rate relief granted with respect to Citizens' Arizona electric utility and gas utility assets.

    13. Unanticipated changes in future liabilities relating to employee benefit plans due to changes in market values of its retirement plan assets and health care costs.

    14.  The outcome of any ongoing litigation.

    15. Ability to obtain financing through debt and/or equity issuance, which can be affected by various factors, including interest rate fluctuations and capital market conditions.

    16. Whether the proposed Springerville Generating Station expansion proceeds; the role of Tri-State, SRP, and other third parties in such expansion; and the ultimate terms of the ownership, operating and power purchase arrangements.


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

     The information contained in this Item updates, and should be read in conjunction with, information included in Part II, Item 7A in UniSource Energy and TEP's Annual Report on Form 10-K for the year ended December 31, 2002, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

     See Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting Results of Operations, Market Risks.


ITEM 4. - CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

     UniSource Energy and TEP have disclosure controls and procedures to ensure that material information contained in their filings with the SEC is recorded, processed, summarized and reported on an accurate and timely basis. The principal executive officer and principal financial officer of UniSource Energy and TEP have evaluated these disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing of this report. Based on such evaluation, the principal executive officer and principal financial officer of UniSource Energy and TEP have concluded that such disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported accurately and within the time periods specified by the SEC's rules and forms. Since such evaluation there have not been any significant changes in UniSource Energy and TEP's internal controls, or in other factors that could significantly affect these controls.

                         PART II - OTHER INFORMATION


ITEM 1. -  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     Springerville Generating Station Complaint
     ------------------------------------------

     Environmental activist groups have expressed concerns regarding the construction of any new units at the Springerville Generating Station. In January 2003, environmental activist groups appealed an ACC Order affirming the ACC's approval of the expansion at Springerville Generating Station to the Superior Court of the State of Arizona.

     Additionally, in November 2001, the Grand Canyon Trust (GCT), an environmental activist group, filed a complaint in U.S. District Court against TEP for alleged violations of the Clean Air Act at the Springerville Generating Station. The complaint alleged that more stringent emission standards should apply to Units 1 and 2 and that new permits and the installation of additional facilities meeting Best Available Control Technology standards are required for the continued operation of Units 1 and 2 in accordance with applicable law. In 2002, the U.S. District Court granted TEP's motion for summary judgment on one of the primary issues in the case: whether TEP commenced construction within 18 months and/or by March 19, 1979, after the original 1977 air permit covering Units 1 and 2 was issued. The Court found that TEP had commenced construction of the Springerville Generating Station in the time periods required by the original permits. There were two remaining allegations: that (a) TEP discontinued construction for a period of 18 months or longer and did not complete construction in a reasonable period of time, and (b) TEP did not commence construction, for purposes of New Source Performance Standard applicability, by September 18, 1978. On March 4, 2003, the U.S. District Court determined that the GCT had not commenced the case on a timely basis and dismissed the case. The GCT has appealed this decision to the U.S. Court of Appeals. TEP believes these claims are without merit and will vigorously contest them.

     Litigation Related to San Juan Coal Company
     -------------------------------------------

     On July 30, 2002, Dugan Production Corp. (Dugan) filed a lawsuit against the San Juan Coal Company, the coal supplier to the San Juan Generating Station (San Juan). TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of San Juan in total. The San Juan Coal Company, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine. Dugan, through leases with the federal government, the State of New Mexico and certain private parties, claims to own certain oil and gas interests in portions of the land used for the underground mine. Dugan alleges that San Juan Coal Company's underground coal mining operations have or will interfere with Dugan's gas production and will reduce the amount of natural gas that Dugan would otherwise be entitled to recover. Dugan seeks a declaration by the court that the rights under its leases are senior and superior to the rights of the San Juan Coal Company and seeks to prohibit the underground mining of coal from a portion of the land used for the underground mine as described above. Dugan also seeks monetary damages.

     The San Juan Coal Company has informed Public Service Company of New Mexico (PNM) that it intends to strongly dispute the litigation. TEP cannot predict the ultimate outcome of this litigation, or whether it will adversely affect the amount of coal available or cost of coal to San Juan. TEP does not expect resolution of this litigation to be material to TEP as a 19.8% owner of San Juan.

     Litigation Related to San Juan Generating Station
     -------------------------------------------------

     On May 16, 2002, the GCT and the Sierra Club filed a citizen lawsuit under the Clean Air Act in federal district court in New Mexico against PNM as operator of San Juan. The lawsuit, which alleges two violations of the Clean Air Act and related regulations and permits, seeks penalties as well as injunctive and declaratory relief and is presently scheduled for trial in the third quarter of 2003. Based on its investigation to date, PNM has stated that it firmly believes that the allegations are without merit, and vigorously disputes the allegations. Only one of those allegations relates to a unit in which TEP owns an interest. While TEP is unable to predict the ultimate outcome of the lawsuit, TEP does not believe the outcome will be material to TEP.

ITEM 5. - OTHER INFORMATION
--------------------------------------------------------------------------------

  ADDITIONAL FINANCIAL DATA

     The following table reflects the ratio of earnings to fixed charges for
TEP:

                                             3 Months Ended     12 Months Ended
                                                March 31,           March 31,
                                                  2003                2003
                                                  ----                ----
     Ratio of Earnings to Fixed Charges           0.73% *             1.51%

* The Ratio of Earnings to Fixed Charges for the 3 months ended March 31, 2003 is less than one-to-one coverage as a result of the seasonal nature of TEP's business. In the first quarter of 2003, TEP incurred a net loss of $7.2 million, exclusive of a one time $67.5 million Cumulative Effect of Accounting Change, of which $10.7 million represents the amount of the deficiency needed to attain a one-to-one coverage.

  APPROVAL OF NON-AUDIT SERVICES

     On April 24, 2003 the Audit Committee of the Board of Directors of UniSource Energy pre-approved an increase in the dollar amount to $350,000 for PricewaterhouseCoopers LLP to perform audit related services of the gas and electric asset balances and results of operations therefore for Citizens Utilities, Inc., located in Arizona.

  SEC REPORTS AVAILABLE ON UNISOURCE ENERGY'S WEBSITE

     UniSource Energy and TEP make available their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after they electronically file them with, or furnish them to, the SEC. These reports are available free of charge through UniSource Energy's website address: http://www.unisourceenergy.com. A link from UniSource Energy's website to these SEC reports is accessible at the UniSource Energy main page.

     Information contained at UniSource Energy's website is not part of any report filed with the SEC by UniSource Energy or TEP.

     The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC website address is http://www.sec.gov. Interested parties may also read and copy any materials UniSource Energy and TEP file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0030.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)  Exhibits.

      See Exhibit Index.

(b)  Reports on Form 8-K.

     - UniSource Energy and TEP Form 8-K, dated April 14, 2003 regarding a proposed Settlement Agreement with ACC Staff addressing rate case and financing issues in the planned acquisition by UniSource Energy of the Citizens Arizona gas and electric assets.
     - UniSource Energy and TEP Form 8-K, dated April 28, 2003 furnished pursuant to Item 12 "Disclosure of Results of Operations and Financial Condition", announcing first quarter 2003 earnings for UniSource Energy and TEP.

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


                                   UNISOURCE ENERGY CORPORATION
                                   ----------------------------
                                             (Registrant)


Date:  May 15, 2003                 /s/  Kevin P. Larson
                                   ----------------------------
                                         Kevin P. Larson
                                   Vice President and Principal
                                        Financial Officer



                                   TUCSON ELECTRIC POWER COMPANY
                                   -----------------------------
                                             (Registrant)


Date:  May 15, 2003                 /s/  Kevin P. Larson
                                   -----------------------------
                                         Kevin P. Larson
                                   Vice President and Principal
                                        Financial Officer

                                CERTIFICATION
              Pursuant to Section 302 of the Sarbanes-Oxley Act


       I, James S. Pignatelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UniSource Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003           /s/  James S. Pignatelli
                              ----------------------------------------------
                                   James S. Pignatelli
                                   Chairman, President, and
                                   Chief Executive Officer

                                CERTIFICATION
              Pursuant to Section 302 of the Sarbanes-Oxley Act


       I, Kevin P. Larson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UniSource Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003           /s/  Kevin P. Larson
                              ----------------------------------------------
                                   Kevin P. Larson
                                   Vice President, Chief Financial Officer
                                   and Treasurer

                                CERTIFICATION
              Pursuant to Section 302 of the Sarbanes-Oxley Act


       I, James S. Pignatelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tucson Electric Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003           /s/  James S. Pignatelli
                              ----------------------------------------------
                                   James S. Pignatelli
                                   Chairman, President, and
                                   Chief Executive Officer

                                CERTIFICATION
              Pursuant to Section 302 of the Sarbanes-Oxley Act


       I, Kevin P. Larson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tucson Electric Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003           /s/  Kevin P. Larson
                              ----------------------------------------------
                                   Kevin P. Larson
                                   Vice President, Chief Financial Officer
                                   and Treasurer

                                EXHIBIT INDEX

     12 -    Computation of Ratio of Earnings to Fixed Charges - TEP.
     15 -    Letter regarding unaudited interim financial information.
     99 -    Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).