Form 10-Q
period 2003-06-30
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2003-08-08
CIK 100122, 941138

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

   (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended June 30, 2003

                                     OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.



   Commission       Registrant; State of Incorporation;    IRS Employer
   File Number      Address; and Telephone Number          Identification Number
   -----------      -----------------------------------    ---------------------

   1-13739          UNISOURCE ENERGY CORPORATION           86-0786732
                    (An Arizona Corporation)
                    One South Church Avenue, Suite 100
                    Tucson, AZ  85701
                    (520) 571-4000

   1-5924           TUCSON ELECTRIC POWER COMPANY          86-0062700
                    (An Arizona Corporation)
                    One South Church Avenue, Suite 100
                    Tucson, AZ  85701
                    (520) 571-4000


     Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     UniSource Energy Corporation       Yes   X     No
                                            -----      -----
     Tucson Electric Power Company      Yes         No   X
                                            -----      -----

     At August 4, 2003, 33,652,182 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock), were outstanding.

     At August 4, 2003, 32,139,555 shares of Tucson Electric Power Company's common stock, no par value, were outstanding, of which 32,139,434 were held by UniSource Energy Corporation.


--------------------------------------------------------------------------------

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


                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Definitions................................................................. iv
Report of Independent Accountants...........................................  1

PART I  -  FINANCIAL INFORMATION

Item 1.  - Financial Statements
   UniSource Energy Corporation
      Comparative Condensed Consolidated Statements of Income...............  2
      Comparative Condensed Consolidated Statements of Cash Flows...........  3
      Comparative Condensed Consolidated Balance Sheets.....................  4
      Condensed Consolidated Statement of Changes in Stockholders' Equity... 5 Tucson Electric Power Company
      Comparative Condensed Consolidated Statements of Income...............  6
      Comparative Condensed Consolidated Statements of Cash Flows...........  7
      Comparative Condensed Consolidated Balance Sheets.....................  8
      Condensed Consolidated Statement of Changes in Stockholders' Equity... 9 Notes to Condensed Consolidated Financial Statements
   Note 1.   Nature of Operations, Basis of Accounting Presentation and
             Stock-Based Compensation....................................... 10
   Note 2.   Regulatory Accounting.......................................... 11
   Note 3.   Citizens Acquisition........................................... 12
   Note 4.   Accounting Change: Accounting for Asset Retirement Obligations. 14
   Note 5.   Stock-Based Compensation Plans................................. 15
   Note 6.   Accounting for Derivative Instruments and Trading Activities... 16
   Note 7.   Business Segments.............................................. 17
   Note 8.   Millennium..................................................... 19
   Note 9.   Commitments and Contingencies.................................. 20
   Note 10.  Wholesale Accounts Receivable and Allowances................... 22
   Note 11.  UniSource Energy Earnings per Share (EPS)...................... 22
   Note 12.  Income and Other Taxes......................................... 23
   Note 13.  New Accounting Pronouncements.................................. 24
   Note 14.  Review by Independent Accountants.............................. 25

Item 2.  -  Management's Discussion and Analysis of Financial Condition
   and Results of Operations
   Overview of Consolidated Business........................................ 26
   Results of Operations
      UniSource Energy Consolidated......................................... 26
      Contribution by Business Segment...................................... 28
      Results of TEP........................................................ 29
      Results of Millennium................................................. 31
      Results of UED........................................................ 32
   Citizens Acquisition..................................................... 32
   Springerville Generating Station Expansion............................... 33
   Factors Affecting Results of Operations
      Competition........................................................... 34
      Industry Restructuring................................................ 35
      Market Risks.......................................................... 37
      Generating Resources.................................................. 39
   Liquidity and Capital Resources
      UniSource Energy - Consolidated Cash Flows............................ 39
      UniSource Energy - Parent Company..................................... 40

                               TABLE OF CONTENTS
                                  (concluded)
      TEP - Electric Utility................................................ 41
      Millennium - Unregulated Businesses................................... 42
      UED - Unregulated Energy Business..................................... 43
      Financing Risks....................................................... 43
      Contractual Obligations............................................... 44
      Guarantees and Indemnities............................................ 44
      Dividends on Common Stock............................................. 45
   Outlook and Strategies................................................... 45
   Critical Accounting Policies............................................. 46
   New Accounting Pronouncements............................................ 50
   Safe Harbor for Forward-Looking Statements............................... 51

Item 3.  -  Quantitative and Qualitative Disclosures about Market Risk...... 52

Item 4.  -  Controls and Procedures......................................... 52

PART II  -  OTHER INFORMATION

Item 1.  -  Legal Proceedings............................................... 53

Item 4.  -  Submission of Matters to a Vote of Security Holders............. 54

Item 5.  -  Other Information
   Additional Financial Data................................................ 54
   Approval of Non-Audit Services........................................... 54
   SEC Reports Available on UniSource Energy's Website...................... 54

Item 6.  -  Exhibits and Reports on Form 8-K................................ 55

Signatures.................................................................. 56

Exhibit Index............................................................... 57

                                   DEFINITIONS

The abbreviations and acronyms used in the 2003 Second Quarter Form 10-Q are defined below:
--------------------------------------------------------------------------------

ACC...............................  Arizona Corporation Commission.
ACC Holding Company Order.........  The order approved by the ACC in November
                                      1997 allowing TEP to form a holding
                                      company.
capacity..........................  The ability to produce power; the most power a unit can produce or the maximum that can
                                      be taken under a contract; measured in
                                      MWs.
CISO..............................  California Independent System Operator.
Citizens..........................  Citizens Communications Company.
Citizens Settlement Agreement.....  An agreement with the ACC Staff dated April
                                      April 1, 2003, addressing rate case
                                      and financing issues in the planned
                                      acquisition by UniSource Energy of the
                                      Citizens' Arizona gas and electric assets.
Common Stock......................  UniSource Energy's common stock, without par value.
Cooling Degree Days...............  An index used to measure the impact of weather on energy usage calculated by
                                      subtracting 75 from the average of the
                                      high and low daily temperatures.
CPX...............................  California Power Exchange.
Credit Agreement..................  Credit Agreement between TEP and a syndicate of banks, dated as of November 14, 2002.
Emission Allowance(s).............  An allowance issued by the Environmental
                                      Protection Agency which permits emission
                                      of one ton of sulfur dioxide.  These
                                      allowances can be bought and sold.
energy............................  The amount of power produced over a given period of time; measured in MWh.
ESP...............................  Energy Service Provider.
FAS 71............................  Statement of Financial Accounting Standards
                                      No. 71: Accounting for the Effects of
                                      Certain Types of Regulation.
FAS 133...........................  Statement of Financial Accounting Standards
                                      No. 133: Accounting for Derivative
                                      Instruments and Hedging Activities.
FAS 143...........................  Statement of Financial Accounting Standards
                                      No. 143: Accounting for Asset Retirement
                                      Obligations.
FERC..............................  Federal Energy Regulatory Commission.
GAAP..............................  Generally Accepted Accounting Principles.
Global Solar......................  Global Solar Energy, Inc., a company that develops and manufactures thin-film
                                      photovoltaic cells.  Millennium currently
                                      owns 98% of Global Solar.
Heating Degree Days...............  An index used to measure the impact of weather on energy usage calculated by
                                      subtracting the average of the high and
                                      low daily temperatures from 65.
IPS...............................  Infinite Power Solutions, Inc., a company that develops thin-film batteries.
                                      Millennium currently owns 72% of IPS.
ITN...............................  ITN Energy Systems, Inc., a company formed to provide research, development, and
                                      other services.  Millennium finalized a
                                      2002 Restructure Agreement and a share
                                      exchange agreement reducing its ownership
                                      in ITN to zero.
kWh...............................  Kilowatt-hour(s).
MEG...............................  Millennium Environmental Group, Inc., a
                                      wholly-owned subsidiary of Millennium,
                                      which manages and trades Emission
                                      Allowances, coal, and related financial
                                      instruments.
MicroSat..........................  MicroSat Systems, Inc., a company formed to develop and commercialize small-scale
                                      satellites.  Millennium currently owns 35%
                                      of MicroSat.
Millennium........................  Millennium Energy Holdings, Inc., a wholly-
                                      owned subsidiary of UniSource Energy.
MW................................  Megawatt(s).
MWh...............................  Megawatt-hour(s).
PGA...............................  Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of
                                      gas purchased for retail gas customers.
PG&E..............................  Pacific Gas and Electric Company.
Revolving Credit Facility.........  $60 million revolving credit facility entered into under the Credit Agreement
                                      between a syndicate of banks and TEP.
Rules.............................  Retail Electric Competition Rules.
SCE...............................  Southern California Edison Company.
Settlement Agreement..............  TEP's Settlement Agreement approved by the
                                      ACC in November 1999 that provided for
                                      electric retail competition and transition
                                      asset recovery.
Springerville.....................  Springerville Generating Station.

                                  DEFINITIONS
                                  (concluded)

Springerville Common
  Facilities Leases...............  Leveraged lease arrangements relating to an undivided one-half interest in certain
                                      Springerville facilities used in common by
                                      Springerville Unit 1 and Springerville
                                      Unit 2.
Springerville Unit 1..............  Unit 1 of the Springerville Generating
                                      Station.
Springerville Unit 2..............  Unit 2 of the Springerville Generating
                                      Station.
SRP...............................  Salt River Project Agricultural Improvement
                                      and Power District.
Sundt.............................  H. Wilson Sundt Generating Station (formerly known as the Irvington Generating
                                      Station).
TEP...............................  Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
Tri-State.........................  Tri-State Generation and Transmission
                                      Association.
TruePricing.......................  TruePricing, Inc., a start-up company established to market energy related
                                      products.  Millennium and TEP collectively
                                      own 55% of the outstanding shares of
                                      TruePricing.
UED...............................  UniSource Energy Development Company, a
                                      wholly-owned subsidiary of UniSource
                                      Energy, which engages in developing
                                      generation resources and other project
                                      development services and related
                                      activities.
UES...............................  UniSource Energy Services, Inc., an
                                      intermediate holding company established
                                      to own the operating companies (UNS Gas
                                      and UNS Electric) which will acquire the
                                      Citizens Arizona gas and electric utility
                                      assets.
UniSource Energy..................  UniSource Energy Corporation.
UNS Electric......................  UNS Electric, Inc., a wholly-owned subsidiary of UES, which will acquire the
                                      Citizens Arizona electric utility assets.
UNS Gas...........................  UNS Gas, Inc., a wholly-owned subsidiary of
                                      UES, which will acquire the Citizens
                                      Arizona gas utility assets.

                      Report of Independent Accountants


To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company

We have reviewed the accompanying condensed consolidated balance sheets of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company and its subsidiaries (TEP) as of June 30, 2003 and the related condensed consolidated statements of income and of cash flows for each of the three-month and six-month periods ended June 30, 2003 and 2002 and the condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2003. These financial statements are the responsibility of the Company's and TEP's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization of the Company and TEP as of December 31, 2002, and the related consolidated statements of income, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 6, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.



PricewaterhouseCoopers LLP
Los Angeles, California
August 1, 2003

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
----------------------------------------------------------------------------
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                            June 30,
                                                         2003      2002
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -
Operating Revenues
 Electric Retail Sales                                $173,238    $174,800
 Electric Wholesale Sales                               35,527      49,240
 Net Gain (Loss) on TEP Forward Contracts
  and MEG Trading Activities                              (203)       (460)
 Other Revenues                                          2,779       3,623
---------------------------------------------------------------------------
    Total Operating Revenues                           211,341     227,203
---------------------------------------------------------------------------

Operating Expenses
 Fuel                                                   51,763      58,196
 Purchased Power                                        18,042      22,094
 Other Operations and Maintenance                       49,490      45,346
 Depreciation and Amortization                          30,920      31,518
 Amortization of Transition Recovery Asset               7,762       6,639
 Taxes Other Than Income Taxes                          11,152      11,439
---------------------------------------------------------------------------
    Total Operating Expenses                           169,129     175,232
---------------------------------------------------------------------------
      Operating Income                                  42,212      51,971
---------------------------------------------------------------------------

Other Income (Deductions)
 Interest Income                                         5,056       4,926
 Other Income                                            2,025       1,896
 Other Expense                                            (150)     (1,769)
---------------------------------------------------------------------------
    Total Other Income (Deductions)                      6,931       5,053
---------------------------------------------------------------------------

Interest Expense
 Long-Term Debt                                         19,113      16,118
 Interest on Capital Leases                             20,796      21,708
 Other Interest Expense, Net of Amounts Capitalized        393         360
---------------------------------------------------------------------------
    Total Interest Expense                              40,302      38,186
---------------------------------------------------------------------------

Income (Loss) Before Income Taxes and
 Cumulative Effect of Accounting Change                  8,841      18,838
  Income Tax Expense (Benefit)                           4,258       6,950
---------------------------------------------------------------------------

Income (Loss) Before Cumulative Effect of Accounting
 Change                                                  4,583      11,888
Cumulative Effect of Accounting Change - Net of Tax          -           -
---------------------------------------------------------------------------

Net Income                                            $  4,583    $ 11,888
===========================================================================

Average Shares of Common Stock Outstanding (000)        33,821      33,684
===========================================================================

Basic Earnings per Share
 Income (Loss) Before Cumulative Effect of Accounting
  Change                                                 $0.14       $0.35
 Cumulative Effect of Accounting Change - Net of Tax         -          -
 Net Income                                              $0.14       $0.35
===========================================================================

Diluted Earnings per Share
 Income (Loss) Before Cumulative Effect of Accounting
  Change                                                 $0.13       $0.35
 Cumulative Effect of Accounting Change - Net of Tax         -           -
 Net Income                                              $0.13       $0.35
===========================================================================

Dividends Paid per Share                                 $0.15      $0.125
===========================================================================

See Notes to Condensed Consolidated Financial Statements.




UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                        Six Months Ended
                                                            June 30,
                                                        2003        2002
                                                           (Unaudited)
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -
Operating Revenues
 Electric Retail Sales                                $303,783   $306,632
 Electric Wholesale Sales                               75,697     84,786
 Net Gain (Loss) on TEP Forward Contracts
  and MEG Trading Activities                              (545)       561
 Other Revenues                                          5,572      6,419
---------------------------------------------------------------------------
    Total Operating Revenues                           384,507    398,398
---------------------------------------------------------------------------

Operating Expenses
 Fuel                                                   98,265    106,515
 Purchased Power                                        33,698     23,564
 Other Operations and Maintenance                      101,646     94,222
 Depreciation and Amortization                          61,440     64,968
 Amortization of Transition Recovery Asset              11,370      9,521
 Taxes Other Than Income Taxes                          22,743     22,951
---------------------------------------------------------------------------
    Total Operating Expenses                           329,162    321,741
---------------------------------------------------------------------------
      Operating Income                                  55,345     76,657
---------------------------------------------------------------------------

Other Income (Deductions)
 Interest Income                                        10,290      9,682
 Other Income                                            3,532      3,962
 Other Expense                                          (2,375)    (3,640)
---------------------------------------------------------------------------
    Total Other Income (Deductions)                     11,447     10,004
---------------------------------------------------------------------------

Interest Expense
 Long-Term Debt                                         38,385     32,090
 Interest on Capital Leases                             41,534     43,952
 Other Interest Expense, Net of Amounts Capitalized        300        591
---------------------------------------------------------------------------
    Total Interest Expense                              80,219     76,633
---------------------------------------------------------------------------

Income (Loss) Before Income Taxes and
 Cumulative Effect of Accounting Change                (13,427)    10,028
  Income Tax Expense (Benefit)                          (3,809)     4,454
---------------------------------------------------------------------------

Income (Loss) Before Cumulative Effect of
 Accounting Change                                      (9,618)     5,574
Cumulative Effect of Accounting Change - Net of Tax     67,471          -
---------------------------------------------------------------------------

Net Income                                            $ 57,853   $  5,574
===========================================================================

Average Shares of Common Stock Outstanding (000)        33,780     33,635
===========================================================================

Basic Earnings per Share
 Income (Loss) Before Cumulative Effect of
  Accounting Change                                     $(0.29)     $0.17
 Cumulative Effect of Accounting Change - Net of Tax     $2.00          -
 Net Income                                              $1.71      $0.17
===========================================================================

Diluted Earnings per Share
 Income (Loss) Before Cumulative Effect of
  Accounting Change                                     $(0.29)     $0.16
 Cumulative Effect of Accounting Change - Net of Tax     $2.00          -
 Net Income                                              $1.71      $0.16
===========================================================================

Dividends Paid per Share                                 $0.30      $0.25
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            June 30,
                                                        2003        2002
                                                          (Unaudited)
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales            $ 314,427  $ 317,195
  Cash Receipts from Electric Wholesale Sales           106,983    137,930
  MEG Cash Receipts from Trading Activity                45,074     25,263
  Interest Received                                      11,400      3,535
  Other Cash Receipts                                     2,406     11,034
  Fuel Costs Paid                                      (100,507)   (96,853)
  Purchased Power Costs Paid                            (53,894)   (78,388)
  Wages Paid, Net of Amounts Capitalized                (40,709)   (41,289)
  Payment of Other Operations and Maintenance Costs     (55,575)   (65,344)
  MEG Cash Payments for Trading Activity                (40,346)   (24,149)
  Capital Lease Interest Paid                           (43,314)   (66,013)
  Taxes Paid, Net of Amounts Capitalized                (49,442)   (51,184)
  Debt Interest Paid, Net of Amounts Capitalized        (36,696)   (30,437)
  Income Taxes Paid                                      (4,616)   (10,569)
  MEG Performance Deposits                               (7,608)    (1,984)
  Other                                                  (3,300)    (5,502)
---------------------------------------------------------------------------
Net Cash Flows - Operating Activities                    44,283     23,245
---------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital Expenditures                                  (68,514)   (52,681)
  Investment in Springerville Lease Debt and Equity       8,778   (104,368)
  Investment in and Loans to Equity Investees            (1,377)    (2,132)
  Other                                                  (1,177)      (325)
---------------------------------------------------------------------------
Net Cash Flows - Investing Activities                   (62,290)  (159,506)
---------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from Borrowings under Revolving
   Credit Facility                                       20,000          -
  Repayments of Long-Term Debt                           (1,286)    (1,225)
  Common Stock Dividends Paid                           (10,090)    (8,400)
  Payments on Capital Lease Obligations                 (38,186)   (18,230)
  Other                                                   1,512      2,007
---------------------------------------------------------------------------
Net Cash Flows - Financing Activities                   (28,050)   (25,848)
---------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents               (46,057)  (162,109)
Cash and Cash Equivalents, Beginning of Year             90,928    228,154
---------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period              $  44,871  $  66,045
===========================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
---------------------------------------------------------------------------
Net Income                                            $  57,853  $   5,574
Adjustments to Reconcile Net Income to Net Cash Flows
  Cumulative Effect of Accounting Change - Net of Tax   (67,471)         -
  Depreciation and Amortization Expense                  61,440     64,968
  Depreciation Recorded to Fuel and Other O&M Expense     2,803      2,836
  Amortization of Transition Recovery Asset              11,370      9,521
  Net Unrealized Gain on Forward Electric Sales and
   Purchases and MEG Trading Activities                  (1,422)      (763)
  Amortization of Deferred Debt-Related Costs included
   in Interest Expense                                    1,461        967
  Provision for Bad Debts                                 3,608      1,358
  Deferred Income Taxes                                  13,318     (2,364)
  Losses from Equity Method Entities                      1,950      1,393
Other, Net                                               (1,655)    (9,801)
Changes in Current Assets and Liabilities which
 Provided (Used) Cash Exclusive of Changes Shown
 Separately:
  Accounts Receivable                                    (8,616)    10,618
  Materials and Fuel Inventory                           (7,140)    (3,115)
  Accounts Payable                                        2,368    (20,933)
  Interest Accrued                                       (1,750)   (22,165)
  Taxes Accrued                                          (6,547)    (3,466)
  Other Current Assets                                  (26,752)   (12,891)
  Other Current Liabilities                               9,465      1,508
---------------------------------------------------------------------------
Net Cash Flows - Operating Activities                 $  44,283  $  23,245
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,  December 31,
                                                       2003        2002
                                                   (Unaudited)
---------------------------------------------------------------------------
ASSETS                                             - Thousands of Dollars -
Utility Plant
  Plant in Service                                $ 2,619,732  $ 2,598,884
  Utility Plant under Capital Leases                  747,533      747,556
  Construction Work in Progress                       103,818       59,926
---------------------------------------------------------------------------
    Total Utility Plant                             3,471,083    3,406,366
  Less Accumulated Depreciation and Amortization (1,274,882) (1,346,101) Less Accumulated Depreciation of Capital Lease
   Assets                                            (406,438)    (391,915)
---------------------------------------------------------------------------
    Total Utility Plant - Net                       1,789,763    1,668,350
---------------------------------------------------------------------------

Investments and Other Property
  Investments in Lease Debt and Equity                182,532      191,867
  Other                                               121,387      123,238
---------------------------------------------------------------------------
    Total Investments and Other Property              303,919      315,105
---------------------------------------------------------------------------

Current Assets
  Cash and Cash Equivalents                            44,871       90,928
  Trade Accounts Receivable                            69,978       75,787
  Unbilled Accounts Receivable                         23,366        9,910
  Allowance for Doubtful Accounts                     (11,701)      (9,062)
  Materials and Fuel Inventory                         53,827       46,657
  Trading Assets                                       25,817       15,150
  Current Regulatory Assets                            10,949       11,778
  Income Taxes Receivable                              16,050            -
  Deferred Income Taxes - Current                      15,728       15,917
  Interest Receivable - Current                        10,827       12,178
  Other                                                18,518       15,762
---------------------------------------------------------------------------
    Total Current Assets                              278,230      285,005
---------------------------------------------------------------------------

Regulatory and Other Assets
  Transition Recovery Asset                           295,750      307,120
  Income Taxes Recoverable Through Future Revenues     53,447       57,044
  Other Regulatory Assets                              11,219       10,504
  Other Assets                                         48,783       47,606
---------------------------------------------------------------------------
    Total Regulatory and Other Assets                 409,199      422,274
---------------------------------------------------------------------------
Total Assets                                      $ 2,781,111  $ 2,690,734
===========================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                             $   486,294  $   438,229
  Capital Lease Obligations                           767,592      801,611
  Long-Term Debt                                    1,127,870    1,128,963
---------------------------------------------------------------------------
    Total Capitalization                            2,381,756    2,368,803
---------------------------------------------------------------------------

Current Liabilities
  Current Obligations under Capital Leases             48,109       42,960
  Current Maturities of Long-Term Debt                  1,799        1,840
  Borrowings under Revolving Credit Facility           20,000            -
  Accounts Payable                                     51,512       48,934
  Interest Accrued                                     49,079       60,238
  Trading Liabilities                                  20,409       10,255
  Taxes Accrued                                        26,474       33,850
  Accrued Employee Expenses                            11,182       13,644
  Other                                                10,429        7,659
---------------------------------------------------------------------------
    Total Current Liabilities                         238,993      219,380
---------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                   88,320       34,552
  Other                                                72,042       67,999
---------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities      160,362      102,551
---------------------------------------------------------------------------

Commitments and Contingencies (Note 9)
---------------------------------------------------------------------------

Total Capitalization and Other Liabilities        $ 2,781,111  $ 2,690,734
===========================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Accumulated
                         Common          Accumulated    Other         Total
                         Shares   Common  Earnings  Comprehensive Stockholders'
                      Outstanding* Stock  (Deficit) Income (Loss)    Equity
-------------------------------------------------------------------------------
                                           (Unaudited)
                                        - In Thousands -

Balances at
 December 31, 2002       33,579 $ 661,185  $(218,932)  $  (4,024)   $ 438,229
-------------------------------------------------------------------------------
Comprehensive Income:
  2003 Year-to-Date Net
   Income                     -         -     57,853           -       57,853
                                                                     ---------
Total Comprehensive
  Income                                                               57,853
                                                                     ---------

  Dividends Declared          -         -    (10,090)          -      (10,090)
  Shares Issued under
   Stock Compensation
   Plans                      6        61          -           -           61
  Shares Distributed by
   Deferred Compensation
   Trust                      3        50          -           -           50
  Shares Issued for
   Stock Options             14       191          -           -          191
-------------------------------------------------------------------------------

Balances at
 June 30, 2003           33,602 $ 661,487  $(171,169)  $  (4,024)   $ 486,294
===============================================================================

*UniSource Energy has 75 million authorized shares of common stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                       Three Months Ended
                                                            June 30,
                                                       2003        2002
                                                          (Unaudited)
---------------------------------------------------------------------------
                                                    - Thousands of Dollars -
Operating Revenues
 Electric Retail Sales                                $173,238    $174,800
 Electric Wholesale Sales                               35,527      49,240
 Net Unrealized Gain (Loss) on Forward Electric Sales
  and Purchases                                           (197)        (95)
 Other Revenues                                          1,388       2,417
---------------------------------------------------------------------------
    Total Operating Revenues                           209,956     226,362
---------------------------------------------------------------------------

Operating Expenses
 Fuel                                                   51,763      58,196
 Purchased Power                                        18,042      22,094
 Other Operations and Maintenance                       40,780      39,625
 Depreciation and Amortization                          29,760      30,489
 Amortization of Transition Recovery Asset               7,762       6,639
 Taxes Other Than Income Taxes                          10,796      11,156
---------------------------------------------------------------------------
    Total Operating Expenses                           158,903     168,199
---------------------------------------------------------------------------
      Operating Income                                  51,053      58,163
---------------------------------------------------------------------------

Other Income (Deductions)
 Interest Income                                         5,037       4,746
 Interest Income - Note Receivable from UniSource
  Energy                                                 2,554       2,325
 Other Income                                            1,520       1,171
 Other Expense                                            (275)       (408)
---------------------------------------------------------------------------
    Total Other Income (Deductions)                      8,836       7,834
---------------------------------------------------------------------------

Interest Expense
 Long-Term Debt                                         19,113      16,118
 Interest on Capital Leases                             20,793      21,690
 Other Interest Expense, Net of Amounts Capitalized        314         125
---------------------------------------------------------------------------
    Total Interest Expense                              40,220      37,933
---------------------------------------------------------------------------

Income Before Income Taxes and Cumulative Effect
 of Accounting Change                                   19,669      28,064
  Income Tax Expense                                     8,495      10,597
---------------------------------------------------------------------------

Income Before Cumulative Effect of Accounting Change    11,174      17,467
Cumulative Effect of Accounting Change - Net of Tax          -           -
---------------------------------------------------------------------------

Net Income                                            $ 11,174    $ 17,467
===========================================================================

See Notes to Condensed Consolidated Financial Statements.




TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Six Months Ended
                                                            June 30,
                                                        2003        2002
                                                          (Unaudited)
---------------------------------------------------------------------------
                                                   - Thousands of Dollars -
Operating Revenues
 Electric Retail Sales                                $ 303,783    $ 306,632
 Electric Wholesale Sales                                75,697       84,786
 Net Unrealized Gain (Loss) on Forward Electric Sales
  and Purchases                                            (109)         722
 Other Revenues                                           3,132        3,799
-----------------------------------------------------------------------------
    Total Operating Revenues                            382,503      395,939
-----------------------------------------------------------------------------

Operating Expenses
 Fuel                                                    98,265      106,515
 Purchased Power                                         33,698       23,564
 Other Operations and Maintenance                        86,081       83,893
 Depreciation and Amortization                           59,384       62,845
 Amortization of Transition Recovery Asset               11,370        9,521
 Taxes Other Than Income Taxes                           21,946       22,268
-----------------------------------------------------------------------------
    Total Operating Expenses                            310,744      308,606
-----------------------------------------------------------------------------
      Operating Income                                   71,759       87,333
-----------------------------------------------------------------------------

Other Income (Deductions)
 Interest Income                                         10,204        9,229
 Interest Income - Note Receivable from UniSource
  Energy                                                  5,079        4,626
 Other Income                                             2,495        2,347
 Other Expense                                             (540)        (833)
-----------------------------------------------------------------------------
    Total Other Income (Deductions)                      17,238       15,369
-----------------------------------------------------------------------------

Interest Expense
 Long-Term Debt                                          38,385       32,090
 Interest on Capital Leases                              41,527       43,920
 Other Interest Expense, Net of Amounts Capitalized          67          180
-----------------------------------------------------------------------------
    Total Interest Expense                               79,979       76,190
-----------------------------------------------------------------------------

Income Before Income Taxes and Cumulative Effect
 of Accounting Change                                     9,018       26,512
  Income Tax Expense                                      5,020       10,975
-----------------------------------------------------------------------------

Income Before Cumulative Effect of Accounting Change      3,998       15,537
Cumulative Effect of Accounting Change - Net of Tax      67,471           -
-----------------------------------------------------------------------------

Net Income                                            $  71,469    $  15,537
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            June 30,
                                                         2003       2002
                                                           (Unaudited)
-----------------------------------------------------------------------------
                                                   - Thousands of Dollars -
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales            $ 314,427   $ 317,195
  Cash Receipts from Electric Wholesale Sales           106,983     137,930
  Interest Received                                      11,251       3,091
  Fuel Costs Paid                                      (100,507)    (96,853)
  Purchased Power Costs Paid                            (53,894)    (78,388)
  Wages Paid, Net of Amounts Capitalized                (32,997)    (32,719)
  Payment of Other Operations and Maintenance Costs     (50,681)    (55,219)
  Capital Lease Interest Paid                           (43,306)    (65,974)
  Taxes Paid, Net of Amounts Capitalized                (47,509)    (48,795)
  Debt Interest Paid, Net of Amounts Capitalized        (36,676)    (30,423)
  Income Taxes Paid                                      (3,718)    (10,459)
  Other                                                      (5)         72
-----------------------------------------------------------------------------
Net Cash Flows - Operating Activities                    63,368      39,458
-----------------------------------------------------------------------------
Cash Flows from Investing Activities
  Capital Expenditures                                  (67,450)    (47,419)
  Investment in Springerville Lease Debt and Equity       8,778    (104,368)
  Other                                                  (1,587)       (356)
-----------------------------------------------------------------------------
Net Cash Flows - Investing Activities                   (60,259)   (152,143)
-----------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from Borrowings under Revolving
   Credit Facility                                       20,000           -
  Repayments of Long-Term Debt                           (1,225)     (1,225)
  Dividends Paid to UniSource Energy                    (15,000)          -
  Payments on Capital Lease Obligations                 (38,134)    (18,066)
  Other                                                   1,315       3,957
-----------------------------------------------------------------------------
Net Cash Flows - Financing Activities                   (33,044)    (15,334)
-----------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents               (29,935)   (128,019)
Cash and Cash Equivalents, Beginning of Year             55,778     159,680
-----------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period              $  25,843   $  31,661
============================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
-----------------------------------------------------------------------------
Net Income                                            $  71,469   $  15,537
Adjustments to Reconcile Net Income to Net
 Cash Flows
  Cumulative Effect of Accounting Change - Net of Tax   (67,471)          -
  Depreciation and Amortization Expense                  59,384      62,845
  Depreciation Recorded to Fuel and Other O&M Expense     2,803       2,836
  Amortization of Transition Recovery Asset              11,370       9,521
  Net Unrealized (Gain) Loss on Forward Electric Sales
   and Purchases                                            109        (722)
  Amortization of Deferred Debt-Related Costs included
   in Interest Expense                                    1,461         967
  Provision for Bad Debts                                 3,608       1,358
  Deferred Income Taxes                                  11,518       4,294
  Losses from Equity Method Entities                        (81)        182
  Interest on Note Receivable from UniSource Energy      (5,079)     (4,626)
Other, Net                                                1,435      (1,109)
Changes in Current Assets and Liabilities which
 Provided (Used) Cash Exclusive of Changes Shown
 Separately:
  Accounts Receivable                                   (11,236)     16,465
  Materials and Fuel Inventory                           (6,098)       (543)
  Accounts Payable                                       10,042     (31,614)
  Interest Accrued                                       (1,750)    (22,165)
  Taxes Accrued                                          (8,557)     (3,589)
  Other Current Assets                                   (5,069)     (8,376)
  Other Current Liabilities                              (4,490)     (1,803)
-----------------------------------------------------------------------------
Net Cash Flows - Operating Activities                  $ 63,368    $ 39,458
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,     December 31,
                                                       2003           2002
                                                   (Unaudited)
------------------------------------------------------------------------------
ASSETS                                             - Thousands of Dollars -
Utility Plant
  Plant in Service                                  $ 2,619,732   $ 2,598,884
  Utility Plant under Capital Leases                    747,533       747,556
  Construction Work in Progress                         103,818        59,926
------------------------------------------------------------------------------
    Total Utility Plant                               3,471,083     3,406,366
  Less Accumulated Depreciation and Amortization (1,274,882) (1,346,101) Less Accumulated Depreciation of Capital Lease
   Assets                                              (406,438)     (391,915)
------------------------------------------------------------------------------
    Total Utility Plant - Net                         1,789,763     1,668,350
------------------------------------------------------------------------------

Investments and Other Property
  Investments in Lease Debt and Equity                  182,532       191,867
  Other                                                  21,061        21,358
------------------------------------------------------------------------------

    Total Investments and Other Property                203,593       213,225
------------------------------------------------------------------------------

Note Receivable from UniSource Energy                    70,132        79,462
------------------------------------------------------------------------------

Current Assets
  Cash and Cash Equivalents                              25,843        55,778
  Trade Accounts Receivable                              60,976        66,826
  Unbilled Accounts Receivable                           23,366         9,910
  Allowance for Doubtful Accounts                       (11,651)       (9,012)
  Intercompany Accounts Receivable                       17,512        14,851
  Materials and Fuel Inventory                           50,628        44,500
  Interest on Note Receivable from UniSource Energy      14,408             -
  Current Regulatory Assets                              10,949        11,778
  Income Taxes Receivable                                 7,155             -
  Deferred Income Taxes - Current                        15,728        15,917
  Interest Receivable - Current                          10,827        12,178
  Other                                                   9,259         8,407
------------------------------------------------------------------------------
    Total Current Assets                                235,000       231,133
------------------------------------------------------------------------------

Regulatory and Other Assets
  Transition Recovery Asset                             295,750       307,120
  Income Taxes Recoverable Through Future Revenues       53,447        57,044
  Other Regulatory Assets                                11,219        10,504
  Other Assets                                           46,381        46,752
------------------------------------------------------------------------------
    Total Regulatory and Other Assets                   406,797       421,420
------------------------------------------------------------------------------

Total Assets                                        $ 2,705,285   $ 2,613,590
==============================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                               $   368,975   $   337,463
  Capital Lease Obligations                             767,528       801,508
  Long-Term Debt                                      1,127,185     1,128,410
------------------------------------------------------------------------------
    Total Capitalization                              2,263,688     2,267,381
------------------------------------------------------------------------------

Current Liabilities
  Current Obligations under Capital Leases               48,026        42,872
  Current Maturities of Long-Term Debt                    1,725         1,725
  Borrowings under Revolving Credit Facility             20,000             -
  Accounts Payable                                       46,100        41,704
  Intercompany Accounts Payable                          18,124        12,478
  Intercompany Dividend Payable                          25,000             -
  Interest Accrued                                       49,079        60,238
  Taxes Accrued                                          26,386        35,772
  Accrued Employee Expenses                              10,884        13,370
  Other                                                   8,195         7,543
------------------------------------------------------------------------------
    Total Current Liabilities                           253,519       215,702
------------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    119,458        67,490
  Other                                                  68,620        63,017
------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities        188,078       130,507
------------------------------------------------------------------------------

Commitments and Contingencies (Note 9)
------------------------------------------------------------------------------

Total Capitalization and Other Liabilities          $ 2,705,285   $ 2,613,590
==============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Accumulated
                               Capital Accumulated    Other         Total
                        Common  Stock   Earnings  Comprehensive Stockholders'
                        Stock  Expense  (Deficit) Income (Loss)    Equity
----------------------------------------------------------------------------
                                          (Unaudited)
                                    - Thousands of Dollars -

Balances at
 December 31, 2002   $ 653,529 $ (6,357) $(305,685) $ (4,024)     $ 337,463
----------------------------------------------------------------------------
Comprehensive Income:
  2003 Year-to-Date
   Net Income                -        -     71,469         -         71,469
                                                                   ---------
Total Comprehensive Income                                           71,469
                                                                   ---------

Dividend Declared            -        -    (40,000)        -        (40,000)
Other                       43        -          -         -             43
----------------------------------------------------------------------------

Balances at
 June 30, 2003       $ 653,572 $ (6,357) $(274,216) $ (4,024)     $ 368,975
============================================================================

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF OPERATIONS, BASIS OF ACCOUNTING PRESENTATION AND STOCK-
BASED COMPENSATION
--------------------------------------------------------------------------------

     UniSource Energy Corporation (UniSource Energy) is an exempt holding company under the Public Utility Holding Company Act of 1935. UniSource Energy has no significant operations of its own, but owns substantially all of the common stock of Tucson Electric Power Company (TEP) and all of the common stock of Millennium Energy Holdings, Inc. (Millennium) and UniSource Energy Development Company (UED). TEP, a regulated public utility incorporated in Arizona since 1963, is UniSource Energy's largest operating subsidiary and represents substantially all of UniSource Energy's assets.
TEP generates, transmits and distributes electricity. TEP serves retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the western U.S. Millennium holds the unregulated businesses described in Note 8 and UED's services are described in Note 7.

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

  STOCK-BASED COMPENSATION

     UniSource Energy has two stock-based compensation plans, the 1994 Outside Director Stock Option Plan (Directors' Plan) and the 1994 Omnibus Stock and Incentive Plan (Omnibus Plan). We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. No compensation cost is reflected in net income for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on UniSource Energy's net income and earnings per share and TEP's net income if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

UniSource Energy:
----------------
                                            Three Months Ended June 30,
                                                 2003        2002
      ----------------------------------------------------------------
                                              -Thousands of Dollars-
                                              (except per share data)
      Net Income - As Reported                  $  4,583   $ 11,888
      Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method, net of
       related tax effects                          (248)      (318)
      ----------------------------------------------------------------
      Pro Forma Net Income                      $  4,335   $ 11,570
      ================================================================
      Basic Earnings per Share:
       As Reported                                 $0.14      $0.35
       Pro Forma                                   $0.13      $0.35
      ================================================================
      Diluted Earnings per Share:
       As Reported                                 $0.13      $0.35
       Pro Forma                                   $0.12      $0.34
      ================================================================

                                             Six Months Ended June 30,
                                                  2003       2002
      ----------------------------------------------------------------
                                              -Thousands of Dollars-
                                              (except per share data)
      Net Income - As Reported                  $ 57,853   $  5,574
      Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method, net of
       related tax effects                          (486)      (635)
      ----------------------------------------------------------------
      Pro Forma Net Income                      $ 57,367   $  4,939
      ================================================================
      Basic Earnings per Share:
       As Reported                                 $1.71      $0.17
       Pro Forma                                   $1.70      $0.15
      ================================================================
      Diluted Earnings per Share:
       As Reported                                 $1.71      $0.16
       Pro Forma                                   $1.70      $0.14
      ================================================================

TEP:
---
                                            Three Months Ended June 30,
                                                  2003       2002
      ----------------------------------------------------------------
                                              -Thousands of Dollars-
      Net Income - As Reported                  $ 11,174   $ 17,467
      Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method, net of
       related tax effects                          (244)      (314)
      ----------------------------------------------------------------
      Pro Forma Net Income                      $ 10,930   $ 17,153
      ================================================================

                                             Six Months Ended June 30,
                                                  2003       2002
      ----------------------------------------------------------------
                                              -Thousands of Dollars-
      Net Income - As Reported                 $ 71,469    $ 15,537
      Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method, net of
       related tax effects                         (479)       (628)
      ----------------------------------------------------------------
      Pro Forma Net Income                     $ 70,990    $ 14,909
      ================================================================

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 2003        2002
      ---------------------------------------------------------------
      Expected life (years)                        5           5
      Interest rate                              2.78%       1.45%
      Volatility                                23.38%      23.74%
      Dividend yield                             3.44%       2.83%
      Weighted-average grant-date fair value
       of options granted during the period     $2.92       $2.90
      ---------------------------------------------------------------


NOTE 2.  REGULATORY ACCOUNTING
------------------------------

     TEP generally uses the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's retail rates, the Arizona Corporation Commission (ACC) may not allow TEP to currently charge its customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP defer these items and show them as regulatory assets on the balance sheet until TEP is allowed to charge its customers. TEP then amortizes these items as expense to the income statement as those charges are charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

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

     TEP's regulatory assets total $371 million at June 30, 2003, $22 million of which are not presently included in the rate base and consequently are not earning a return on investment.

     TEP continues to apply FAS 71 to the distribution and transmission portions of its business, its regulated operations, and continues to assess whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense on its income statement. Based on the balances of TEP's regulatory assets at June 30, 2003, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary loss, after-tax, of approximately $224 million. While regulatory orders and market conditions may affect TEP's cash flows, its cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of that regulatory asset.

  RECENT DEVELOPMENTS IN THE ARIZONA REGULATORY ENVIRONMENT

     In 2003, the ACC issued an order that defines the process, for the period 2003 through 2006, by which TEP will be required to obtain its capacity and energy requirements beyond what is supplied by TEP's existing resources, which represents approximately 0.5% of its retail load in the first year and increases over the period. This order further requires TEP to bid out short-term energy purchases that it estimates it will make in the 2003 to 2006 period; however, it does not require TEP to purchase any power that it deems to be uneconomical, unreasonable or unreliable. As a result, TEP entered into the following two agreements to meet TEP's 2003 bid requirements under the Track B Order for the period 2003 through 2006: (1) PPL EnergyPlus, LLC will supply 37 MW June 2003 through December 2003 and 75 MW January 2004 through December 2006 under a unit contingent contract; and
(2) Panda Gila River LP will supply 50 MW on-peak June through September of 2003 through 2005 under a unit contingent contract.


NOTE 3.  CITIZENS ACQUISITION
-----------------------------

     On October 29, 2002, UniSource Energy entered into two Asset Purchase Agreements with Citizens for the purchase by UniSource Energy of Citizens' Arizona electric utility and gas utility businesses for a total of $220 million in cash plus other operating capital adjustments. We expect the
transaction to close on August 11, 2003.   If the transaction closes after
August 11, 2003, the purchase price is increased by $10 million. If the transaction closes after October 29, 2003, the purchase price will be increased by a total of $15 million. In addition, the purchase price in each transaction may also be adjusted if there is a casualty loss, governmental taking, or discovery of substantial additional environmental liabilities, in each case subject to materiality thresholds, prior to the closing. UniSource Energy will assume certain liabilities associated with the purchased assets, but will not assume Citizens' obligations under the industrial development revenue bonds issued to finance certain of the purchased assets for which Citizens will remain the economic obligor.

     We have received all required regulatory approvals for the transaction from the ACC, the FERC and the SEC under the Public Utility Holding Company Act of 1935, as amended.

     The Asset Purchase Agreements are subject to termination if the closing has not occurred by January 29, 2004 (subject to extension in limited circumstances), if a governmental authority seeks to prohibit the transactions or if either party is in material breach and such breach is not cured. If one Asset Purchase Agreement is terminated, the other will also be automatically terminated. If the Asset Purchase Agreements are terminated by

Citizens due to a material breach by UniSource Energy, UniSource Energy must pay to Citizens a $25 million termination fee as liquidated damages. If the Asset Purchase Agreements are terminated by UniSource Energy due to a material breach by Citizens, Citizens must pay to UniSource Energy a $10 million termination fee as liquidated damages. The termination fees are also payable in certain other limited circumstances.

     On July 3, 2003, the ACC approved the acquisition, as well as the April 3, 2003 settlement agreement (Citizens Settlement Agreement) entered into by UniSource Energy, Citizens, and the ACC Staff, subject to certain terms and conditions. No motions to reconsider were filed within the applicable reconsideration period. The ACC Order and the Citizens Settlement Agreement addressed acquisition financing issues, as well as two cases that were pending before the ACC requesting rate relief for both the Citizens' Arizona electric and Arizona gas assets. The changes in rates and financing approvals will take effect once the acquisition is completed, which is expected to be on August 11, 2003.

     Pursuant to the terms of the Citizens Settlement Agreement, UniSource Energy formed two wholly-owned subsidiaries, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric) to own and operate the acquired assets, as well as an intermediate holding company, UniSource Energy Services, Inc., to finance and own the operating companies.

     The Citizens Settlement Agreement resolved two pending rate issues before the ACC: (1) a gas utility base rate case and (2) a review of the electric utility purchase power and fuel adjustment clause. Upon completion of the acquisition, gas rates will increase by 20.9%, compared with the 29% increase requested by Citizens. Because UniSource Energy is acquiring the gas utility assets at a purchase price which is less than Citizens' book value, the amount of rate recovery required is less than under the Citizens rate case. The gas utility rate case also takes into account a $10 million permanent reduction to the gas rate base due to a disallowance for certain capital expenditures for gas infrastructure, thereby reducing the revenue level to be recovered from ratepayers. Upon completion of the acquisition, electric utility rates will increase by 22%, compared with the 45% requested by Citizens. The allowed electric rate increase represents the full recovery in rates of the costs of a long-term purchase power contract on a going forward basis. At the same time, UniSource Energy agreed to forfeit the collection of approximately $135 million in deferred purchased power costs that had been incurred by Citizens but had not been collected from Citizens' customers.

     The ACC order included the following amendments to the terms of the Citizens Settlement Agreement:

     1) UniSource Energy shall commence renegotiation of the existing purchased power agreement with Pinnacle West Capital Corporation, and 90% of any savings associated with the renegotiated contract shall be allocated to ratepayers and 10% to shareholders (changed from a 60/40 allocation).

     2) A general rate case for UNS Gas and UNS Electric shall not be filed for a period of at least three years and the resulting rate increase shall not become effective prior to August 1, 2007.

     3) Within 120 days of the effective date of the decision, UniSource Energy shall file with the ACC a plan to open the electric service territories to retail competition by December 31, 2003.

     The Citizens Settlement Agreement limits dividends from each of UNS Gas and UNS Electric to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. The Citizens Settlement Agreement also modifies
TEP's dividend limitation.   Currently, TEP may not pay dividends in excess
of 75% of its earnings until the ratio of common equity to total capitalization (excluding capital lease obligations) reaches 37.5%. Under the Citizens Settlement Agreement, upon the closing of the acquisition, the 75% earnings payout limitation will remain in effect until TEP's ratio of common equity to total capitalization reaches 40% (excluding capital lease obligations).

     On July 25, 2003, UNS Gas and Citizens filed a joint application with the ACC requesting approval of a new Purchased Gas Adjustor (PGA) surcharge to be effective October 1, 2003. The surcharges approved and currently in effect for the Citizens' Arizona gas assets expire on September 30, 2003.
The July 25, 2003 filing requests recovery of the undercollected PGA balance of approximately $7 million that is projected to exist as of October 1, 2003. The requested surcharge necessary to recover the undercollected balance by October 1, 2004 is $0.1155 per therm. UNS Gas and Citizens have requested this matter be heard at the September 9, 2003 ACC Open Meeting.

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

     TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. The land on which the Navajo and Four Corners Generating Stations reside is leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at the expiration of the leases. TEP also has certain environmental obligations at the San Juan Generating Station (San Juan). TEP has estimated that its share of the cost to remove the Navajo and Four Corners facilities and to settle the San Juan environmental obligations will be approximately $38 million at the date of retirement. No other legal obligations to retire generation plant assets were identified. Millennium and UED have no asset retirement obligations.

     TEP has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, TEP is not recognizing the costs of final removal of the transmission and distribution lines in the financial statements.

     Upon adoption of FAS 143 on January 1, 2003, TEP recorded an asset retirement obligation of $38 million at its net present value of $1.1 million, increased depreciable assets by $0.1 million for asset retirement costs, reversed $112.8 million of costs previously accrued for final removal from accumulated depreciation, reversed previously recorded deferred tax assets of $44.2 million and recognized the cumulative effect of accounting change as a gain of $111.7 million ($67.5 million net of tax). TEP expects that adopting FAS 143 will result in a reduction to current depreciation expense charged throughout the year as well because asset retirement costs are no longer recorded as a component of depreciation expense. For the first six months of 2003, this amount is approximately $3 million.

     The following table illustrates on a pro forma basis the amount of the asset retirement obligation as if FAS 143 had been applied during all periods presented:

                                                Six Months Ended June 30,
                                                  2003          2002
                                                 Actual       Pro Forma
      -------------------------------------------------------------------
                                                 -Thousands of Dollars-
      Asset Retirement Obligation - beginning
       of period                                $ 1,119      $ 1,017
      Accretion Expense                              55           50
      -------------------------------------------------------------------
      Asset Retirement Obligation - end
       of period                                $ 1,174      $ 1,067
      ===================================================================

     The following table illustrates on a pro forma basis the effect on UniSource Energy's net income and earnings per share and TEP's net income as if FAS 143 had been in effect for all income statement periods presented:

UniSource Energy:
----------------
                                      Three Months Ended    Six Months Ended
                                         June 30, 2002        June 30, 2002
-----------------------------------------------------------------------------
                                               -Thousands of Dollars-
                                               (except per share data)
Net Income - As Reported                   $ 11,888            $  5,574
Adjustment to accrued expense (net
 of tax) as if FAS 143 had been
 applied effective January 1, 2002              970               1,882
-----------------------------------------------------------------------------
Pro Forma Net Income                       $ 12,858            $  7,456
=============================================================================
Basic Earnings per Share:
 As Reported                                $  0.35            $   0.17
 Adjustment to accrued expense (net
  of tax) as if FAS 143 had been
  applied effective January 1, 2002            0.03                0.05
-----------------------------------------------------------------------------
 Pro Forma                                  $  0.38            $   0.22
=============================================================================
Diluted Earnings per Share:
 As Reported                                $  0.35            $   0.16
 Adjustment to accrued expense (net
  of tax) as if FAS 143 had been
  applied effective January 1, 2002            0.03                0.05
-----------------------------------------------------------------------------
 Pro Forma                                  $  0.38            $   0.21
=============================================================================

TEP:
---
                                       Three Months Ended   Six Months Ended
                                          June 30, 2002       June 30, 2002
-----------------------------------------------------------------------------
                                               -Thousands of Dollars-
Net Income - As Reported                   $ 17,467             $ 15,537
Adjustment to accrued expense (net
 of tax) as if FAS 143 had been
 applied effective January 1, 2002              970                1,882
-----------------------------------------------------------------------------
Pro Forma Net Income                       $ 18,437             $ 17,419
=============================================================================

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


NOTE 5.  STOCK-BASED COMPENSATION PLANS
---------------------------------------

     We account for UniSource Energy's two stock-based compensation plans, the Directors' Plan and the Omnibus Plan, under the recognition and measurement principles of APB 25 and related interpretations (see Note 1).

  STOCK OPTIONS

     The Directors' Plan granted 1,196 options during the second quarter of 2003 and a total of 22,418 stock options and 22,000 stock options, respectively, during the six-month periods ended June 30, 2003 and 2002. Additionally, the UniSource Energy Board of Directors granted 97,818 stock options to key employees under the Omnibus Plan in the second quarter of 2003 and 568,000 stock options in the first quarter of 2002. These options vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary of the grant.

     A summary of the stock option activity of the Directors' Plan and Omnibus Plan is as follows:


                                     Six Months Ended June 30,
                                     2003                 2002
      ------------------------------------------------------------------
                                         Weighted             Weighted
                                         Average              Average
                                         Exercise             Exercise
                              Shares      Price     Shares     Price
      ------------------------------------------------------------------
      Options Outstanding,
       Beginning of Period  2,576,819   $15.77    2,075,234   $15.05
       Granted                120,236   $17.77      590,000   $18.14
       Exercised              (14,349)  $13.25      (56,887)  $14.55
       Forfeited              (12,546)  $14.29       (7,893)  $14.47
                            ----------            ----------
      Options Outstanding,
       End of Period        2,670,160   $15.88    2,600,454   $15.76
                            ==========            =========
      Options Exercisable,
       End of Period        1,623,294   $14.93    1,040,666   $14.37
                            ==========            =========
      Weighted Average Remaining
       Contractual Life at June 30, 2003:    6.63
      ------------------------------------------------------------------

  RESTRICTED STOCK UNITS

     During the six months ended June 30, 2003, 573 restricted shares or stock units were awarded under the Directors' Plan to each of nine directors, for a total of 5,157 shares or units. The restricted shares or stock units become 100% vested on the third anniversary of the grant date. Compensation expense equal to the fair market value on the date of award is recognized over the vesting period. The fair market value on the award date was $17.44.

  LONG-TERM INCENTIVE COMPENSATION

     In May 2003, the Board of Directors approved a grant of performance shares and performance units to key employees under the Omnibus Plan. The shares and units may be awarded at the end of a three-year performance period based on goal attainment. Compensation expense is recorded over the performance period based on the anticipated number and market value of shares to be awarded. Compensation expense of $410,000 was recorded for the six-month period ended June 30, 2003 for this new incentive plan.


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

     TEP manages the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standard agreement which allows for the netting of current period exposures to and from a single counterparty.

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

     Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149), was issued by the FASB in April 2003. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. Due to TEP and MEG's limited amount of derivative activity, we do not expect the adoption of FAS 149 to have a significant effect on UniSource Energy or TEP's financial statements. See Note 13.

     TEP and MEG's derivative activities are reported as follows:

   - TEP's unrealized gain/loss on forward sales and purchase contracts is a component of Operating Revenues;
   - TEP's realized gain/loss on forward sales contracts is a component of Electric Wholesale Revenues;
   - TEP's realized gain/loss on forward purchase contracts is a component of Purchased Power; and
   - MEG's unrealized and realized gain/loss on trading activities are components of Operating Revenues. Although MEG's realized gain/loss on trading activities are reported net on UniSource Energy's income statement, the related cash receipts and cash payments are reported separately on UniSource Energy's statement of cash flows.

     MEG physically settled the following transaction volumes under its trading contracts in 2003 and 2002:

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                  2003        2002        2003        2002
-----------------------------------------------------------------------------
Emission Allowances Purchased   158,000     176,000     378,000     228,000
Emission Allowances Sold        158,000     133,000     338,000     216,000
-----------------------------------------------------------------------------

     The net pre-tax gains (losses) were as follows:

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                      2003       2002       2003       2002
-----------------------------------------------------------------------------
                                             -Millions of Dollars-
TEP Net Unrealized Gain (Loss) on
 Derivative Forward Contracts        $ (0.2)    $ (0.1)     $ (0.1)   $  0.7
MEG Net Unrealized and Realized
 Loss on Trading Activities               -       (0.4)       (0.4)     (0.1)
-----------------------------------------------------------------------------
UniSource Energy Net Gain (Loss) on
 TEP Forward Contracts and MEG
 Trading Activities                  $ (0.2)    $ (0.5)     $ (0.5)   $  0.6
=============================================================================

     At June 30, 2003, the fair value of TEP's derivative liabilities was $0.1 million and is reported in Other Current Liabilities on TEP's balance sheet. At December 31, 2002, TEP had no open forward contracts that were considered derivatives. MEG's trading assets are reported in Current Assets and MEG's trading liabilities are reported in Current Liabilities. At June 30, 2003 and December 31, 2002, the fair value of MEG's trading assets was $25.8 million and $15.1 million, respectively, including MEG's emission allowance inventory. At June 30, 2003 and December 31, 2002, the fair value of MEG's trading liabilities was $20.3 million and $10.3 million, respectively.


NOTE 7.  BUSINESS SEGMENTS
--------------------------
     Based on the way we organize our operations and evaluate performance, we have three reportable business segments:
     (1) TEP, an electric utility business, is UniSource Energy's largest subsidiary.
     (2) Millennium holds interests in unregulated businesses (see Note 8).
     (3) UED is responsible for developing the expansion project at the Springerville Generating Station. Prior to September 2002, UED owned a 20 MW gas turbine, which it leased to TEP. In September 2002, UED sold the turbine to TEP for its net book value of $15 million.

     UniSource Energy's significant reconciling adjustments consist of the elimination of intercompany activity and balances. Millennium recorded revenue from transactions with TEP of $5 million and $4 million in the three months ended June 30, 2003 and June 30, 2002, respectively, and $7 million in each of the six-month periods ended June 30, 2003 and June 30, 2002. TEP's related expense is reported in Other Operations and Maintenance expense on its income statement. Millennium's revenue and TEP's related expense are eliminated in UniSource Energy consolidation. Other significant reconciling adjustments include the elimination of the intercompany note between UniSource Energy and TEP, as well as the related interest income and expense; and the elimination of UED's rental income and TEP's rental expense from UED's turbine lease to TEP prior to UED's sale of the turbine to TEP in September 2002.

     We record our percentage share of the earnings of affiliated companies when we hold a 20% to 50% voting interest, except for investments where we provide all of the financing, in which case we recognize 100% of the losses. See Note 8.

     We disclose selected financial data for our business segments in the following tables:

                                     Segments                      UniSource
                            ------------------------ Reconciling     Energy
                             TEP   Millennium    UED Adjustments Consolidated
-----------------------------------------------------------------------------
                                         -Thousands of Dollars-
Income Statement
----------------
Three months ended
 June 30, 2003:
  Operating Revenues -
   External            $  209,900  $  1,441   $     -  $       -  $  211,341
-----------------------------------------------------------------------------
  Operating Revenues -
   Intersegment                56     5,214         -     (5,270)          -
-----------------------------------------------------------------------------
  Income (Loss) Before
  Income Taxes             19,669    (7,263)       12     (3,577)      8,841
-----------------------------------------------------------------------------
  Net Income (Loss)        11,174    (4,428)        7     (2,170)      4,583
-----------------------------------------------------------------------------
Three months ended
 June 30, 2002:
  Operating Revenues -
   External            $  226,217  $    986   $     -  $       -  $  227,203
-----------------------------------------------------------------------------
  Operating Revenues -
   Intersegment               145     4,418       840     (5,403)          -
-----------------------------------------------------------------------------
  Income (Loss) Before
   Income Taxes            28,064    (7,294)      393     (2,325)     18,838
-----------------------------------------------------------------------------
  Net Income (Loss)        17,467    (4,411)      238     (1,406)     11,888
-----------------------------------------------------------------------------
Six months ended
 June 30, 2003:
  Operating Revenues -
   External            $  382,385  $  2,122   $     -  $       -  $  384,507
-----------------------------------------------------------------------------
  Operating Revenues -
   Intersegment               118     7,250         -     (7,368)          -
-----------------------------------------------------------------------------
  Income (Loss) Before
   Income Taxes and
   Cumulative Effect of
   Accounting Change        9,018   (15,538)     (187)    (6,720)    (13,427)
-----------------------------------------------------------------------------
  Net Income (Loss)        71,469    (9,433)     (113)    (4,070)     57,853
-----------------------------------------------------------------------------
Six months ended
 June 30, 2002:
  Operating Revenues -
   External            $  395,609  $  2,789   $     -  $       -  $  398,398
-----------------------------------------------------------------------------
  Operating Revenues -
   Intersegment               330     6,957     1,680     (8,967)          -
-----------------------------------------------------------------------------
  Income (Loss) Before
   Income Taxes            26,512   (12,756)      898     (4,626)     10,028
-----------------------------------------------------------------------------
  Net Income (Loss)        15,537    (7,711)      543     (2,795)      5,574
-----------------------------------------------------------------------------
Balance Sheet
-------------
Total Assets,
 June 30, 2003         $2,705,285  $147,182   $42,244  $(113,600) $2,781,111
Total Assets,
 December 31, 2002      2,613,590   151,468    37,839   (112,163)  2,690,734
-----------------------------------------------------------------------------

NOTE 8.  MILLENNIUM
-------------------

  ENERGY AND TECHNOLOGY INVESTMENTS

     We refer to Global Solar Energy, Inc. (Global Solar), Infinite Power Solutions, Inc. (IPS), MicroSat Systems, Inc. (MicroSat) and ITN Energy Systems, Inc. (ITN) as our Energy and Technology Investments. As described below, as of July 3, 2003 Millennium owns no interest in ITN.

     - Global Solar - Millennium funded $5.8 million to Global Solar in the first half of 2003, and $1.5 million in July 2003. Millennium's unfunded commitment to Global Solar is $2.5 million of a $5 million line of credit committed in May 2003. On July 3, 2003, Millennium exchanged its 9% interest in ITN and other consideration for additional shares of Global Solar which increased Millennium's ownership to 98%. Global Solar has a $0.5 million research and development funding commitment to ITN in 2004.

     - IPS - Millennium funded $1.5 million to IPS in the first half of 2003. Dow Corning Enterprises, Inc. funded a corresponding $1.5 million. Millennium has committed to fund an additional $0.5 million to IPS.
       As of June 30, 2003, Millennium owns 72% of IPS and in 2003 Millennium has recorded its ratable share of IPS' losses. IPS has a $0.5 million annual research and development funding commitment to ITN through 2004.

     - MicroSat - Millennium reduced its ownership of MicroSat to 35% upon finalization of a 2002 Restructure Agreement. As sole funder, Millennium continues to recognize 100% of MicroSat's losses.

     - ITN - On July 3, 2003, Millennium exchanged its 9% interest in ITN and other consideration for additional shares of Global Solar which decreased Millennium's ownership in ITN to zero.

     Millennium expects to fund an additional $5 million to $10 million to these entities during the remainder of 2003. A significant portion of this funding will be used for research, development and administrative costs and will be recognized as expense as amounts are spent.

  OTHER MILLENNIUM INVESTMENTS AND COMMITMENTS

     Millennium has a $15 million capital commitment to Haddington Energy Partners II LP (Haddington), a limited partnership which funds energy-related investments. During the first half of 2003, Millennium invested approximately $2 million in Haddington bringing the total funded to $8.1 million of the $15 million commitment. The remaining $6.9 million is expected to be funded within the next three years. A member of the UniSource Energy Board of Directors has an investment in the limited partnership and is also a managing director of the general partner of the limited partnership.

     Millennium has a $6 million commitment to a venture capital fund that focuses on information technology, microelectronics and biotechnology, primarily within the southwestern U.S. A member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. At June 30, 2003, Millennium had funded approximately $1 million of this commitment. Millennium does not expect to provide any additional funds to this investment in 2003.

     During the first half of 2003, Millennium contributed $0.8 million to TruePricing, Inc. (TruePricing) and has agreed to provide up to an additional $0.4 million in future funding. Following this investment Millennium began accounting for TruePricing under the consolidation method. Millennium and TEP collectively now own approximately 55% of the outstanding shares of TruePricing. Prior to 2003, Millennium accounted for TruePricing under the equity method. Millennium, as sole funder, recognizes 100% of TruePricing's losses.

  NATIONS ENERGY CONTINGENCY

     In September 2001, Nations Energy Corporation (Nations Energy) sold its 26% equity interest in a power project located in Curacao, Netherlands Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao) a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million note receivable from Mirant Curacao. The note was recorded at its net present value of $8 million using an 8% discount rate, the discount being amortized to interest income over the five-year life of the note. As of June 30, 2003, Nations

Energy's receivable from Mirant Curacao is approximately $9.5 million. The note is included in Investments and Other Property - Other on UniSource Energy's balance sheets. The note is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. Payments on the note receivable are expected as follows: $2 million in July 2004, $4 million in July 2005, and $5 million in July 2006.

     On July 14, 2003, Mirant, Mirant Americas, Inc. and various other Mirant companies filed for Chapter 11 bankruptcy protection. Mirant Curacao was not included in the Chapter 11 filings. Based on a review of the projected cash flows for the power project, it appears there are sufficient future cash flows to pay the note receivable and any applicable interest. However, we cannot predict the ultimate outcome that Mirant's bankruptcy will have on the collectibility of the note from Mirant Curacao. Nations Energy will continue to evaluate the collectibility of the receivable, but currently expects to collect the note in its entirety and has not recorded any reserve for this note.


NOTE 9.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

  TEP CONTINGENCIES

     Springerville Generating Station Complaint

     Environmental activist groups have expressed concerns regarding the construction of any new units at the Springerville Generating Station. In January 2003, environmental activist groups appealed an ACC Order affirming the ACC's approval of the expansion at the Springerville Generating Station to the Superior Court of the State of Arizona.

     Additionally, in November 2001, the Grand Canyon Trust (GCT), an environmental activist group, filed a complaint in U.S. District Court against TEP for alleged violations of the Clean Air Act at the Springerville Generating Station. The complaint alleged that more stringent emission standards should apply to Units 1 and 2 and that new permits and the installation of additional facilities meeting Best Available Control Technology standards are required for the continued operation of Units 1 and 2 in accordance with applicable law. In 2002, the U.S. District Court granted TEP's motion for summary judgment on one of the primary issues in the case: whether TEP commenced construction within 18 months and/or by March 19, 1979, after the original 1977 air permit covering Units 1 and 2 was issued. The Court found that TEP had commenced construction of the Springerville Generating Station in the time periods required by the original permits. There were two remaining allegations: that (a) TEP discontinued construction for a period of 18 months or longer and did not complete construction in a reasonable period of time, and (b) TEP did not commence construction, for purposes of New Source Performance Standard applicability, by September 18, 1978. On March 4, 2003, the U.S. District Court determined that the GCT had not commenced the case on a timely basis and dismissed the case. The GCT has appealed this decision to the U.S. Court of Appeals. TEP believes these claims are without merit and intends to vigorously contest them.

     Litigation Related to San Juan Coal Company

     On July 30, 2002, Dugan Production Corp. (Dugan) filed a lawsuit against the San Juan Coal Company, the coal supplier to San Juan. TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of the total San Juan Station. Public Service Company of New Mexico (PNM) operates the San Juan Station.
The San Juan Coal Company, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine. Dugan, through leases with the federal government, the State of New Mexico and certain private parties, claims to own certain oil and gas interests in portions of the land used for the underground mine. Dugan alleges that San Juan Coal Company's underground coal mining operations have or will interfere with Dugan's gas production and will reduce the amount of natural gas that Dugan would otherwise be entitled to recover. Dugan seeks a declaration by the court that the rights under its leases are senior and superior to the rights of the San Juan Coal Company and seeks to prohibit the underground mining of coal from a portion of the land used for the underground mine as described above. Dugan also seeks monetary damages.

     The San Juan Coal Company has informed PNM that it intends to strongly dispute the litigation. A mediator is currently working with the parties to resolve the dispute. TEP cannot predict the ultimate outcome of this litigation, or whether it will adversely affect the amount of coal available or cost of coal to San Juan. TEP does not expect resolution of this litigation to be material to TEP as a 19.8% owner of San Juan.

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

     Postretirement and Pension Benefit Costs at Various Generating Stations

     The coal suppliers at Springerville and each of TEP's remote generating stations have submitted demands for payment by TEP of postretirement and pension benefit costs for these coal suppliers' employees under the coal supply agreements with TEP. As amounts become known and payment probable, TEP will record a liability for additional postretirement and pension benefit costs at these generating stations. TEP does not expect any settlement to be material to TEP.

     Environmental Reclamation at Remote Generating Stations

     TEP pays on-going reclamation costs at each of its remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs at the coal mines which supply the remote generating stations. In June 2003, TEP received an evaluation of the reclamation liability at San Juan from PNM, operator of San Juan, in which post-term reclamation activities are assumed to occur over a 13-year period beginning in 2028. The expected aggregate undiscounted reclamation liability totals $163 million of which TEP's portion of the liability based on its ownership of San Juan totals $32 million. The present value, at December 31, 2017, of TEP's liability for post-term reclamation at a 10% credit-adjusted risk free rate approximates $7 million and will be recognized through 2017, the remaining life of the coal supply agreement. Amounts recorded for post-term reclamation are subject to various assumptions and determinations, such as estimating the fair value of the costs of reclamation, estimating when final reclamation will occur, and the credit-adjusted risk-free interest rate to be used to discount future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as expense for post-term reclamation. TEP does not believe that recognition of its post-term reclamation obligation at San Juan will be material to TEP in any single year since recognition occurs over the remaining 14 year life of its coal supply agreement.

     Although a cost is probable at TEP's other remote generating stations, it is not possible at this time to reasonably estimate the amount of any obligation for final reclamation because remediation alternatives have not yet advanced to the stage where a reasonable estimate of any cost can be made. As amounts become known, TEP will recognize a liability for final reclamation over the remaining lives of its coal supply agreements.

  TEP COMMITMENTS

     See Note 2 for a description of TEP's power purchase agreements.

  MILLENNIUM COMMITMENTS

     See Note 8 for a description of Millennium's commitments.

  UED COMMITMENTS

     UED and Salt River Project Agricultural Improvement and Power District
(SRP) entered into a Joint Development Agreement in October 2001 to develop two 400 MW coal-fired units at TEP's existing Springerville Generating Station. UED and SRP are modifying the Joint Development Agreement to provide for SRP's purchase of a specified amount of power from Unit 3 and SRP's right to construct and own Unit 4 at a later date. UED and SRP each committed project development funding for professional services and other third party costs. SRP met its funding commitment for the project in 2002. Tri-State Generation and Transmission Association, Inc. (Tri-State) and UED signed a Development Cost Agreement in January 2003 to each share 50% of the remaining development costs of Unit 3 effective from November 6, 2002 until financial closing. UED expects Tri-State to obtain financing for and lease Unit 3. At June 30, 2003, capitalized project development costs on UniSource

Energy's balance sheet were approximately $25 million. Management believes it is probable that Tri-State will proceed with this project. If the project does not proceed, the capitalized project development costs will be immediately expensed.

  GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries, including TEP, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The most significant of these guarantees is Millennium's guarantee of approximately $5.0 million in commodity-related payments for MEG at June 30, 2003. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

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

     We believe that the likelihood UniSource Energy or TEP would be required to perform or otherwise incur any significant losses associated with any of these guarantees or indemnities is remote.


NOTE 10.  WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
------------------------------------------------------

     At June 30, 2003, TEP's Allowance for Doubtful Accounts on the balance sheet includes $11 million for uncollectible receivables related to 2000 and 2001 sales to the California Power Exchange (CPX), the California Independent System Operator (CISO) and Enron Corp. and certain of its affiliates (Enron). At December 31, 2002, the allowance for these receivables was $8 million.

     TEP's collection shortfall from the CPX and the CISO was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. Since that time, the FERC has held hearings and the FERC staff has proposed various methodologies for calculating amounts of refunds/offsets applicable to wholesale sales made into the CISO's spot markets from October 2000 to June 2001. As of December 31, 2002, TEP had reserved $8 million, or 50%, of its outstanding receivable based on the amount TEP believed would be collected. Based upon a FERC order in March 2003, TEP estimated that it may receive approximately $6 million of its $16 million receivable. This represents amounts owed to TEP net of TEP's estimated refund liability. Therefore, in the first quarter of 2003, TEP increased its reserve for sales to the CPX and the CISO by $2.2 million by recording a reduction of wholesale revenues.

     Additionally, a FERC order recommended that Enron no longer be allowed to trade and within a few days thereafter, Enron was delisted from its stock exchange. As a result, in the first quarter of 2003, TEP increased its reserve for sales to Enron by $0.4 million, to 100% of its $0.8 million recorded receivable from Enron.

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

     TEP's Accounts Receivable from Electric Wholesale Sales are included in Trade Accounts Receivable on the balance sheet. TEP's wholesale receivables, net of allowances, totaled $20 million at June 30, 2003 and $31 million at December 31, 2002. Excluding the receivables from the CPX, the CISO and Enron, as described above, substantially all of the June 30, 2003 wholesale receivable balance has been collected as of the date of this filing.


NOTE 11.  UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
---------------------------------------------------

     Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS assumes that proceeds from the hypothetical exercise of stock options and other stock-based awards are used to repurchase outstanding shares of stock at the average fair market price during the reporting period. The numerator in calculating both basic and diluted earnings per share for each period is net income. The following table shows the effects of potential dilutive common stock on the weighted average number of shares.

                                  Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
                                    2003       2002         2003       2002
----------------------------------------------------------------------------
                                                -In Thousands-
Denominator:
 Average Shares of Common
  Stock Outstanding               33,821     33,684       33,780     33,635
 Effect of Dilutive Securities:
  Warrants                             -        163            -        140
  Options and Stock Issuable
   under Employee Benefit
   Plans                             455        588            -        572
----------------------------------------------------------------------------
Total Shares                      34,276     34,435       33,780     34,347
============================================================================

     Options to purchase 42,000 shares of common stock at $18.74 to $18.84 per share were outstanding during the three months ended June 30, 2003 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive. No such antidilutive options were outstanding during the three months ended June 30, 2002.

     An average of 537,000 options and 21,000 options were excluded from the year to date computation of diluted EPS for the six-month periods ended June 30, 2003 and 2002, respectively, as these options were antidilutive. Additionally, the dilutive share base for the six months ended June 30, 2003 excludes 414,000 average incremental common shares related to options and contingently issuable shares that are excluded due to their antidilutive effect as a result of UniSource Energy's loss before cumulative effect of accounting change for the six months ended June 30, 2003.

     At June 30, 2003, UniSource Energy and TEP had no outstanding warrants. At June 30, 2002, there were 4.6 million warrants outstanding that were exercisable into TEP common stock at a ratio of five warrants to one common share. These warrants expired unexercised on December 15, 2002. The dilutive effect of these warrants was the same as it would have been if the warrants were exercisable into UniSource Energy Common Stock.


NOTE 12.  INCOME AND OTHER TAXES
--------------------------------

  INCOME TAXES

     The differences between the income tax expense (benefit) and the amount obtained by multiplying pre-tax income (loss) before cumulative effect of accounting change by the U.S. statutory federal income tax rate of 35% are as follows:

                                                 UniSource Energy
                                     ----------------------------------------
                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                       2003       2002       2003      2002
-----------------------------------------------------------------------------
                                               -Thousands of Dollars-
Federal Income Tax Expense (Benefit)
 at Statutory Rate                    $ 3,094  $  6,593   $(4,699)   $ 3,510
  State Income Tax Expense,(Benefit),
   Net of Federal Deduction               407       866      (617)       461
  Depreciation Differences (Flow
   Through Basis)                       1,086     1,154     2,173      2,309

  Tax Credits                            (380)   (1,713)     (760)    (1,919)
  Other                                    51        50        94         93
  Tax on Cumulative Effect of
   Accounting Change (See Note 4)           -         -    44,236          -
-----------------------------------------------------------------------------
Total Expense for Federal
 and State Income Taxes               $ 4,258  $  6,950   $40,427    $ 4,454
=============================================================================

                                                        TEP
                                      ---------------------------------------
                                       Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                         2003       2002      2003      2002
-----------------------------------------------------------------------------
                                               -Thousands of Dollars-
Federal Income Tax Expense at
 Statutory Rate                       $ 6,884   $ 9,822   $ 3,156    $ 9,279
  State Income Tax Expense, Net
   of Federal Deduction                   904     1,291       415      1,219
  Depreciation Differences (Flow
   Through Basis)                       1,086     1,154     2,173      2,309
  Tax Credits                            (380)   (1,713)     (760)    (1,919)
  Other                                     1        43        36         87
  Tax on Cumulative Effect of
   Accounting Change (See Note 4)           -         -    44,236          -
-----------------------------------------------------------------------------
Total Expense for Federal and
 State Income Taxes                   $ 8,495   $10,597   $49,256    $10,975
=============================================================================

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

NOTE 13.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

     The FASB recently issued the following Statement of Financial Accounting Standards (FAS) and FASB Interpretations (FIN):

   - FIN 46, Consolidation of Variable Interest Entities, issued January
     2003, expands upon existing guidance that addresses when a company should include in its financial statements the assets and liabilities of another entity. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprise should consolidate the variable interest entity (primary beneficiary). FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. The transitional disclosure requirements of FIN 46 are effective immediately. The effective date of the consolidation requirements of FIN 46 depends on the date the variable interest entity was created. FIN 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are to be applied to a variable interest entity for interim reporting periods beginning after June 30, 2003. We do not currently expect the impact of FIN 46 to be material to the financial statements.

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

   - FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued by the FASB in May 2003. FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FAS 150's guidance requires that those instruments be classified as liabilities. FAS 150 is effective immediately for financial instruments entered into or modified after May 31, 2003 and to all other financial instruments that exist beginning July 1, 2003. Although we currently have no financial instruments recorded in equity that are required to be reported as liabilities, should we enter into any such financial instruments, we will comply with FAS 150 after the effective date.

     Additionally, the Emerging Issues Task Force (EITF) published Issue No. 01-08, Determining Whether An Arrangement Contains a Lease (EITF 01-08), in May 2003. EITF 01-08 discusses how to determine whether an arrangement contains a lease and states that the evaluation of whether an arrangement conveys the right to use property, plant, or equipment should be based on the substance of an arrangement and that the property that is the subject of a lease must be specified (explicitly or implicitly) either at inception of the arrangement or at the beginning of the lease term. EITF 01-08 is effective for new arrangements entered into after June 1, 2003 or arrangements modified after June 1, 2003. We are currently in the process of evaluating the impact of EITF 01-08 on UniSource Energy and TEP's financial statements. Since June 1, 2003, we have not entered into any new arrangements, or modified any arrangements that would fall under this EITF.


NOTE 14.  REVIEW BY INDEPENDENT ACCOUNTANTS
-------------------------------------------

     With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month and six-month periods ended June 30, 2003 and 2002, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 1, 2003 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

     On October 29, 2002, UniSource Energy entered into two Asset Purchase Agreements with Citizens Communications Company (Citizens) for the purchase by UniSource Energy of Citizens' Arizona electric utility and gas utility businesses for a total of $220 million in cash plus other operating capital
adjustments.   We expect these transactions to close on August 11, 2003.
UniSource Energy formed two new operating companies called UNS Electric, Inc. (UNS Electric) and UNS Gas, Inc. (UNS Gas) to acquire these assets, as well as an intermediate holding company called UniSource Energy Services, Inc. (UES), to hold the common stock of UNS Electric and UNS Gas. If completed, these transactions will add to our customer base approximately 77,500 retail electric customers in Arizona, and approximately 126,000 retail gas customers in Arizona. See Citizens Acquisition below.

     Management's Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:

   - operating results during the second quarter and first six months of 2003 compared with the same periods in 2002,
   - factors which affect our results and outlook,
   - our outlook and strategy, and
   - our liquidity, capital needs, capital resources, and contractual obligations.

     TEP is the principal operating subsidiary of UniSource Energy and accounts for substantially all of its assets and revenues. The seasonal nature of TEP's business causes operating results to vary significantly from quarter to quarter. Income and losses from Millennium's unregulated businesses have had a significant impact on earnings reported by UniSource Energy for the three months and six months ended June 30, 2003 and 2002. UED's unregulated business segment, which was established in February 2001, may have a significant impact on consolidated net income and cash flows in the future. In addition, the acquisition by UniSource Energy of the Citizens assets will have a significant impact on our financial condition and results of operations.

     Management's Discussion and Analysis should be read in conjunction with UniSource Energy and TEP's 2002 Form 10-K and with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the three months and six months ended June 30, 2003 and 2002. Management's Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

     References in this report to "we" and "our" are to UniSource Energy and its subsidiaries, collectively. References in this report to the "utility business" are to TEP.


RESULTS OF OPERATIONS
---------------------

 UNISOURCE ENERGY CONSOLIDATED

     UniSource Energy recorded net income of $4.6 million, or $0.14 per average share of Common Stock, in the second quarter of 2003. This compares with net income of $11.9 million, or $0.35 per average share of Common Stock, in the second quarter of 2002. The following factors contributed to the change in net income:

   - A $13.7 million decrease in electric wholesale revenues, primarily attributable to unplanned outages at several of TEP's coal-fired generating facilities. In addition, wholesale gas and energy prices made it uneconomical for TEP

                                       26
<PAGE

     to run its gas generation facilities to sell into the wholesale energy markets.

   - Mild weather during the second quarter of 2003 compared to the second quarter of 2002 contributed to a $1.6 million decline in TEP's retail revenues.

   - Planned and unplanned outages at some of TEP's generating facilities during the second quarter of 2003 resulted in approximately $2.5 million of replacement power costs.

   - Other Operations and Maintenance Expense was higher by $4.1 million in the second quarter of 2003, due to planned and unplanned outages at some of TEP's generating facilities, as well as increased manufacturing costs at Global Solar Energy, Inc. (Global Solar).

   - Higher interest expense of $2.1 million in the second quarter of 2003, primarily due to higher rates under TEP's Credit Agreement, which TEP entered into in November 2002.

   - A $0.1 million increase in Other Income, which consists of TEP's non-utility revenue, Millennium's minority interest income, and other miscellaneous non-utility income.

   - A $1.6 million decrease in Other Expense, which consists of losses from Millennium's equity method entities, TEP's charitable donations and other miscellaneous non-utility expenses.

     UniSource Energy recorded net income of $57.9 million, or $1.71 per average share of Common Stock, in the first six months of 2003, including an after-tax gain of $67.5 million, or $2.00 per average share of Common Stock, for the Cumulative Effect of Accounting Change from the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143) in the first quarter of 2003. The net loss before Cumulative Effect of Accounting Change was $9.6 million, or $0.29 per average share of Common Stock. This compares with net income of $5.6 million, or $0.17 per average share of Common Stock, in the first six months of 2002. The following factors contributed to the change in income (loss) before the Cumulative Effect of Accounting Change:

   - A $9.1 million decrease in electric wholesale revenues in the first six months of 2003, primarily attributable to unplanned outages at several of TEP's coal-fired generating facilities and unfavorable wholesale opportunities for its gas generation resources.

   - TEP's purchased power expenses increased by $10.1 million in the first six months of 2003, as a result of additional power purchases and higher power prices. Power purchases were required to support retail demand at a time when TEP had planned and unplanned maintenance at some of its generating stations. Also, because natural gas prices were high, power purchases were more economical than TEP using its gas generation facilities during outages at coal facilities.

   - Mild weather during the first six months of 2003 in TEP's service territory contributed to a $2.8 million decrease in TEP's retail revenues.

   - Other Operations and Maintenance Expense was higher by $7.4 million in the first six months of 2003, due to planned and unplanned outages at several of TEP's generating facilities, as well as increased manufacturing costs at Global Solar.

   - The adoption of FAS 143 resulted in a $3 million decrease in depreciation expense for the first six months of 2003 because of a change in the calculation of asset retirement costs included as a component of depreciation expense.

   - Higher interest expense of $3.6 million in the first six months of 2003 related to higher interest rates under TEP's Credit Agreement, which TEP entered into in November 2002.

   - A $2.6 million increase in TEP's reserve against receivables from California wholesale sales and from Enron Corp. (Enron) recorded in the first quarter of 2003.

   - A $0.4 million decrease in Other Income, which consists of TEP's non-utility revenue, Millennium's minority interest income, and other miscellaneous non-utility income.

   - A $1.3 million decrease in Other Expense, which consists of losses from Millennium's equity method entities, TEP's charitable donations and other miscellaneous non-utility expenses.



 CONTRIBUTION BY BUSINESS SEGMENT

     The table below shows the contributions to our consolidated after-tax earnings by our three business segments, as well as parent company expenses, for the second quarter and first six months of 2003 and 2002:

                                         Three Months Ended     Six Months Ended
                                              June 30,               June 30,
                                           2003     2002           2003    2002
--------------------------------------------------------------------------------
                                                  - Millions of Dollars -
   Business Segment
      TEP (1)                            $ 11.2    $17.5         $ 71.5   $15.5
      Millennium                           (4.4)    (4.4)          (9.4)   (7.7)
      UED                                   0.0      0.2           (0.1)    0.6
      UniSource Energy Standalone (2)      (2.2)    (1.4)          (4.1)   (2.8)
--------------------------------------------------------------------------------
         Consolidated Net Income         $  4.6    $11.9         $ 57.9   $ 5.6
================================================================================

   (1)Includes an after-tax gain of $67.5 million for the Cumulative Effect of Accounting Change from the adoption of FAS 143 in the first quarter of 2003.
   (2)Primarily represents interest expense (net of tax) on the note payable from UniSource Energy to TEP.

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

     TEP's electric wholesale sales consist primarily of three types of sales:

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

       (2) Other sales include forward sales and short-term sales. Under forward contracts, TEP commits to sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one-month, three-month or one-year periods. Under short-term sales, TEP sells energy in the daily or hourly markets at fluctuating spot market prices and other non-firm energy sales.

       (3)  Sales of transmission service.

     Comparisons of TEP's kWh sales delivered and the corresponding electric revenues for the second quarter and first six months of 2003, compared with the same periods in 2002, are shown below:


                                                  Sales                            Operating Revenue
----------------------------------------------------------------------------------------------------------
                                                            Percent                                Percent
Three Months Ended June 30,               2003     2002     Change              2003      2002     Change
----------------------------------------------------------------------------------------------------------
                                             - Millions of kWh -                 - Millions of Dollars -
Electric Retail Sales:
   Residential                             782      781        -             $  71.5   $  71.3        -
   Commercial                              444      442        -                46.2      46.0        -
   Industrial                              598      624       (4%)              43.4      44.9       (3%)
   Mining                                  172      174       (1%)               6.9       7.1       (3%)
   Public Authorities                       72       76       (5%)               5.2       5.5       (5%)
----------------------------------------------------------------------------------------------------------
Total Electric Retail Sales              2,068    2,097       (1%)             173.2     174.8       (1%)
----------------------------------------------------------------------------------------------------------
Electric Wholesale Sales Delivered:
   Long-term Contracts                     258      191       35%               11.7      11.5        2%
   Other Sales                             541    1,104      (51%)              22.0      36.9      (40%)
   Transmission                              -        -        -                 1.8       0.8      125%
----------------------------------------------------------------------------------------------------------
Total Electric Wholesale Sales             799    1,295      (38%)              35.5      49.2      (28%)
----------------------------------------------------------------------------------------------------------
      Total                              2,867    3,392      (16%)            $208.7    $224.0       (7%)
==========================================================================================================


     TEP's average number of retail customers increased by 2.3% to 362,375, while kWh sales to retail customers decreased by 1% for the second quarter of 2003, compared with the same period in 2002. Kilowatt-hour sales to residential and commercial customers were relatively flat, in spite of customer growth, due to mild weather compared to a year ago. Cooling Degree Days decreased by 2.9% for the second quarter of 2003. Kilowatt-hour sales to industrial customers declined due primarily to the loss of approximately 12 MW of load from one customer that is self-generating a portion of its load. Revenue from sales to retail customers decreased by 1% in the second quarter of 2003, compared with the same period in 2002, reflecting the lower demand.

     Electric wholesale sales decreased by 38% in the second quarter of 2003, compared with the same period in 2002, while revenues decreased by 28%. The decline in wholesale revenues is not as large as the decline in wholesale kWh sales due to higher average power prices. Average-around-the-clock energy prices for the second quarter of 2003 increased to $39 per MWh compared with $24 per MWh during the same period in 2002, primarily due to increased natural gas prices in the region. The unavailability of some of TEP's coal-fired generating plants during planned and unplanned outages reduced opportunities to sell wholesale power and contributed to the decline in wholesale kWh sales during the second quarter of 2003. Approximately 211,000 MWh of coal-fired energy was unavailable due to unplanned outages during the second quarter of 2003, compared to approximately 72,000 MWh during the same period in 2002.


                                                  Sales                            Operating Revenue
----------------------------------------------------------------------------------------------------------
                                                            Percent                                Percent
Six Months Ended June 30,                 2003     2002     Change              2003      2002     Change
----------------------------------------------------------------------------------------------------------
                                             - Millions of kWh -                 - Millions of Dollars -
Electric Retail Sales:
   Residential                           1,428    1,435        -             $ 126.0   $ 126.5        -
   Commercial                              772      768        1%               79.9      79.5        1%
   Industrial                            1,068    1,107       (4%)              76.0      77.6       (2%)
   Mining                                  325      339       (4%)              13.0      13.7       (5%)
   Public Authorities                      123      129       (5%)               8.9       9.3       (4%)
----------------------------------------------------------------------------------------------------------
Total Electric Retail Sales              3,716    3,778       (2%)             303.8     306.6       (1%)
----------------------------------------------------------------------------------------------------------
Electric Wholesale Sales Delivered:
   Long-term Contracts                     587      472       24%               25.9      26.0        -
   Other Sales                           1,150    1,714      (33%)              46.7      57.3      (19%)
   Transmission                              -        -        -                 3.1       1.5      107%
----------------------------------------------------------------------------------------------------------
Total Electric Wholesale Sales           1,737    2,186      (21%)              75.7      84.8      (11%)
----------------------------------------------------------------------------------------------------------
      Total                              5,453    5,964       (9%)           $ 379.5   $ 391.4       (3%)
==========================================================================================================


     Total retail kWh sales in the first six months of 2003 decreased by 2% compared to the same period in 2002, despite a 2.3% increase in the average number of retail customers. Kilowatt-hour energy sales to residential customers during the first six months of 2003 were relatively flat, in spite of customer growth, primarily due to mild weather compared to a year ago. Mild winter weather caused Heating Degree Days to decrease by 19% for the first quarter of 2003 and also decrease 16% when compared with the 10-year average. Likewise, mild weather in the second quarter of 2003 led to a 2.9% decline in Cooling Degree Days compared to the second quarter of 2002. Energy sales to industrial customers were lower in the first six months of 2003 due primarily to the loss of approximately 12 MW of load from one customer that is self-generating a portion of its load. Reduced energy sales to TEP's copper mining customers, particularly during the first quarter of 2003, reflect the continuing cutback in production by one of TEP's mining customers. Revenue from sales to retail customers decreased by 1% in 2003, compared with 2002, reflecting the lower demand.

     Electric wholesale sales decreased by 21% in the first six months of 2003, compared with the same period in 2002, while revenues decreased by 11%. The decline in wholesale revenues is not as large as the decline in wholesale kWh sales due to higher average power prices. Average-around-the-clock energy prices for the first six months of 2003 were $42 per MWh compared to $24 per MWh during the same period in 2002. The unavailability of some of TEP's coal-fired generating plants during planned and unplanned outages reduced opportunities to sell wholesale power and contributed to the decline in wholesale kWh sales during the first six months of 2003. In addition, wholesale revenues were reduced by a $2.2 million reserve for doubtful accounts recorded in the first quarter related to wholesale sales made to the California Independent System Operator (CISO) and the California Power Exchange (CPX) in 2001 and 2000. See Payment Defaults and Allowances for Doubtful Accounts, below.

     Fuel and Purchased Power Expenses

     Fuel expense at TEP's generating plants decreased by approximately $6 million, or 11%, in the quarter ended June 30, 2003, compared with the same quarter in 2002, due to lower retail and wholesale kWh sales, as well as planned and unplanned outages at some of TEP's generating stations. The increase in the regional supply of gas-generated energy allowed TEP to purchase less expensive power in the wholesale market rather than use its less efficient gas generation facilities. Despite higher natural gas prices, the average cost of fuel per kWh generated for the second quarter of 2003 was 1.89 cents compared with 1.98 cents for the second quarter of 2002 because TEP used less gas for generation in 2003. In the first six months of 2003, Fuel expense at TEP's generating plants decreased by approximately $8 million, or 8%, compared with the same period in 2002. The average cost of fuel per kWh generated for the first six months of 2003 and the first six months of 2002 was 1.90 cents and 1.92 cents, respectively. See Market Risks - Commodity Price Risk, below.

     Purchased Power expense decreased approximately $4 million, or 18%, in the second quarter of 2003, compared with the same period in 2002. Purchased Power expenses would have been even lower in the second quarter of 2003, but TEP had to purchase replacement power due to unplanned outages at some of its generating facilities. Purchased Power expense during the first six months of 2003 was up approximately $10 million, or 43%, compared with the same period in 2002.
During the first quarter of 2003, TEP purchased power to serve its retail load while several of its generating facilities were down for scheduled maintenance. See Other Operating Expenses, below.

     Other Operating Expenses

     Other Operations and Maintenance expense increased by approximately $1 million, or 3%, in the second quarter of 2003, compared with the same period in 2002, due to planned and unplanned maintenance at some of TEP's generating facilities. In the first six months of 2003, Other Operations and Maintenance expense increased by approximately $2 million, or 3%, compared with the same
period in 2002.   The duration of planned and unplanned outages at TEP's coal-
fired facilities, particularly at Springerville and San Juan, were considerably longer in the second quarter of 2003 compared with the second quarter of 2002. Also, scheduled plant maintenance at several of TEP's coal-fired facilities, including Sundt (formerly Irvington), San Juan, Four Corners, Navajo and Springerville Unit 2 during the first quarter of 2003 contributed to the higher expense for the first six months of 2003. Although TEP also had scheduled maintenance at certain plants in the first quarter of 2002, the outages in 2003 were for more extended periods at more of TEP's plants.

     Depreciation and amortization expense decreased $0.7 million in the second quarter of 2003 and $3.5 million in the first six months of 2003 compared with the same periods in 2002. The adoption of FAS 143 resulted in a $3 million decrease because asset retirement costs are no longer recorded as a component of depreciation expense. See Critical Accounting Policies - Accounting for Asset Retirement Obligations, below.

     Other Income (Deductions)

     TEP's income statements for the quarters ended June 30, 2003 and 2002 include $3 million and $2 million, respectively, of Interest Income on the promissory note TEP received from UniSource Energy in exchange for the transfer to UniSource Energy of its stock in Millennium in 1998. In the first six months of 2003 and 2002, Interest Income on this promissory note was $5 million in each
period.   On UniSource Energy's consolidated income statement, this interest income is eliminated as an inter-company transaction.

     Other Interest Income increased $0.3 million in the second quarter of 2003, compared with the second quarter of 2002. Interest income in the first six months of 2003 was up $1 million compared with the same period in 2002 due to higher interest income on investments in Springerville lease debt.

     Other Income increased $0.3 million and Other Expense decreased $0.1 million in the second quarter of 2003, compared with the same period in 2002.
In the first six months of 2003, Other Income increased by $0.1 million, while Other Expense decreased by $0.3 million, compared with the same period in 2002. Other Income includes non-utility revenue, the cost of financing construction for transmission and distribution projects (AFUDC) attributable to equity funds, and other miscellaneous non-utility income. Other Expense includes charitable contributions and other miscellaneous non-utility expenses.

     Interest Expense

     Interest Expense for the second quarter of 2003 increased by approximately $2 million, compared with the same period in 2002. Letter of Credit fees under TEP's Credit Agreement were $3 million higher, partially offset by decreased interest expense on capital leases of $1 million due to scheduled repayments and declining principal balances. The same factors contributed to a $4 million increase in Interest Expense in the first six months of 2003 compared with the same period in 2002.

     Income Tax Expense

     Income tax expense before the Cumulative Effect of Accounting Change decreased by $2 million in the second quarter of 2003, compared with the same period in 2002, due to lower pre-tax income. In the first six months of 2003, Income tax expense before the Cumulative Effect of Accounting Change decreased by $6 million compared with the same period in 2002.

     Cumulative Effect of Accounting Change

     TEP adopted FAS 143 on January 1, 2003 and recorded a one-time $67.5 million after-tax gain. Upon adoption of FAS 143, TEP recorded an asset retirement obligation of $38 million at its net present value of $1.1 million, increased depreciable assets by $0.1 million for asset retirement costs, reversed $112.8 million of costs previously accrued for final removal from accumulated depreciation, and reversed previously recorded deferred tax assets of $44.2 million. TEP expects that adopting FAS 143 will result in a reduction to depreciation expense charged throughout the year as well because asset retirement costs are no longer recorded as a component of depreciation expense. For the year 2003, this amount is approximately $6 million. See Critical Accounting Policies - Accounting for Asset Retirement Obligations, below.

 RESULTS OF MILLENNIUM

     Millennium's Energy and Technology Investments include Global Solar Energy, Inc. (Global Solar), Infinite Power Solutions, Inc. (IPS), MicroSat Systems, Inc. (MicroSat) and ITN Energy Systems, Inc. (ITN). The major factors contributing to the losses in 2003 and 2002 are development efforts of solar modules by Global Solar, expenditures to develop thin-film and solid-state rechargeable batteries by IPS, research and development work performed by ITN and contract work performed by MicroSat on satellite development. Results of Other Millennium Investments include the operating results from Millennium Environmental Group, Inc. (MEG), POWERTRUSION International, Inc. and TruePricing, Inc. (TruePricing). The table below provides a breakdown of the net losses recorded by Millennium:

                                                                     Three Months Ended     Six Months Ended
                                                                          June 30,              June 30,
                                                                        2003     2002         2003     2002
--------------------------------------------------------------------------------------------------------------
                                                                               - Millions of Dollars -
Energy and Technology Investments
   Global Solar and IPS
      Research and Development Contract Revenues to Third Parties      $  0.8   $  0.6       $  1.0   $  1.0
      Research and Development Contract Expenses & Losses                (1.2)    (1.1)        (2.6)    (2.3)
      Research and Development - Internal Development Expenses           (0.7)    (1.7)        (1.1)    (2.3)
      Depreciation and Amortization Expense                              (0.9)    (0.6)        (1.6)    (1.4)
      Administrative and Other Costs                                     (3.7)    (2.0)        (5.7)    (4.4)
      Income Tax Benefits                                                 2.3      1.9          4.0      3.7
--------------------------------------------------------------------------------------------------------------
   Global Solar and IPS Loss, after tax                                  (3.4)    (2.9)        (6.0)    (5.7)
   MicroSat and ITN Loss (Income), after tax                             (0.3)     0.1         (1.0)    (0.4)
--------------------------------------------------------------------------------------------------------------
Total Energy and Technology Investment Loss, after tax                   (3.7)    (2.8)        (7.0)    (6.1)
   Other Millennium Investment Loss, after tax                           (0.7)    (1.6)        (2.4)    (1.6)
--------------------------------------------------------------------------------------------------------------
Total Millennium Loss, after tax                                       $ (4.4)  $ (4.4)      $ (9.4)  $ (7.7)
==============================================================================================================

--------------------------------------------------------------------------------------------------------------
Funding Provided by Millennium to Investees                            $  3.5   $ 13.0       $ 11.4   $ 19.5
==============================================================================================================


 RESULTS OF UED

     UED recorded a net loss of $0.1 million in the first six months of 2003, compared with a net profit of $0.6 million in the first six months of 2002. UED's loss in 2003 represents operating expenses. UED's income in 2002 represented rental income (less expenses) under an operating lease of a 20 MW turbine to TEP. The rental income was eliminated from UniSource Energy's consolidated after-tax earnings as an intercompany transaction. TEP purchased the turbine from UED in September 2002.


CITIZENS ACQUISITION
--------------------

     On October 29, 2002, UniSource Energy entered into two Asset Purchase Agreements with Citizens for the purchase by UniSource Energy of Citizens' Arizona electric utility and gas utility businesses for a total of $220 million in cash plus other operating capital adjustments. We expect the transactions to close on August 11, 2003. If the transaction closes after August 11, 2003, the purchase price is increased by $10 million. If the transaction closes after October 29, 2003, the purchase price will be increased by a total of $15 million. In addition, the purchase price in each transaction may also be adjusted if there is a casualty loss, governmental taking, or discovery of substantial additional environmental liabilities, in each case subject to materiality thresholds, prior to the closing. UniSource Energy will assume certain liabilities associated with the purchased assets, but will not assume Citizens' obligations under the industrial development revenue bonds issued to finance certain of the purchased assets for which Citizens will remain the economic obligor.

     We have received all required regulatory approvals for the transactions from the ACC, the FERC and the SEC under the Public Utility Holding Company Act of 1935, as amended.

     The Asset Purchase Agreements are subject to termination if the closing has not occurred by January 29, 2004 (subject to extension in limited circumstances), if a governmental authority seeks to prohibit the transactions, or if either party is in material breach and such breach is not cured. If one Asset Purchase Agreement is terminated, the other will also be automatically terminated. If the Asset Purchase Agreements are terminated by Citizens due to a material breach by UniSource Energy, UniSource Energy must pay to Citizens a $25 million termination fee as liquidated damages. If the Asset Purchase Agreements are terminated by UniSource Energy due to a material breach by Citizens, Citizens must pay to UniSource Energy a $10 million termination fee as liquidated damages. The termination fees are also payable in certain other limited circumstances.

    On July 3, 2003, the ACC approved the acquisition, as well as the April 3, 2003 settlement agreement (Citizens Settlement Agreement) entered into by UniSource Energy, Citizens, and the ACC Staff, subject to certain terms and conditions. No motions to reconsider were filed within the applicable reconsideration period. The ACC Order and the Citizens Settlement Agreement addressed acquisition financing issues, as well as two cases that were pending before the

ACC requesting rate relief for both the Citizens Arizona electric and Arizona gas assets. The changes in rates and financing approvals will take effect once the acquisition is completed, which is expected to be on August 11, 2003.

     Pursuant to the terms of the Citizens Settlement Agreement, UniSource Energy formed two wholly-owned subsidiaries, UNS Gas and UNS Electric, to own and operate the acquired assets, as well as an intermediate holding company, UES, to finance and own the operating companies. The operating companies are authorized to issue new debt and equity securities to fund the acquisition of the Citizens gas and electric assets and to provide for initial working capital requirements. We expect the acquisition to be funded by a combination of senior unsecured notes issued in a private placement by UNS Electric and UNS Gas, bridge financing debt to be issued by UniSource Energy, and the remainder from cash at UniSource Energy. The senior unsecured notes are expected to be guaranteed by UES and bear interest at a fixed rate of interest. The bridge financing debt to be issued by UniSource Energy is expected to mature in May 2004 and bear interest at a floating rate of interest. UNS Electric and UNS Gas also plan to establish a revolving credit facility for working capital purposes during the third quarter of 2003.

     The Citizens Settlement Agreement resolved two pending rate issues before the ACC: (1) a gas utility base rate case and (2) a review of the electric utility purchase power and fuel adjustment clause. Upon completion of the acquisition, gas rates will increase by 20.9%, compared with the 29% increase requested by Citizens. Because UniSource Energy is acquiring the gas utility assets at a purchase price which is less than Citizens' book value, the amount of rate recovery required is less than under the Citizens rate case. The gas utility rate case also takes into account a $10 million permanent reduction to the gas rate base due to a disallowance for certain capital expenditures for gas infrastructure, thereby reducing the revenue level to be recovered from ratepayers. Upon completion of the acquisition, electric utility rates will increase by 22%, compared with the 45% requested by Citizens. The allowed electric rate increase represents the full recovery in rates of the costs of a long-term purchase power contract on a going forward basis. At the same time, UniSource Energy agreed to forfeit the collection of approximately $135 million in deferred purchased power costs that had been incurred by Citizens but had not been collected from Citizens' customers.

     The ACC order included the following amendments to the terms of the Citizens Settlement Agreement:

       1) UniSource Energy shall commence renegotiation of the existing purchased power agreement with Pinnacle West Capital Corporation, and 90% of any savings associated with the renegotiated contract shall be allocated to ratepayers and 10% to shareholders (changed from a 60/40 allocation).

       2) A general rate case for UNS Gas and UNS Electric shall not be filed for a period of at least three years and the resulting rate increase shall not become effective prior to August 1, 2007.

       3) Within 120 days of the effective date of the decision, UniSource Energy shall file with the ACC a plan to open the electric service territories to retail competition by December 31, 2003.

     The Citizens Settlement Agreement limits dividends from each of UNS Gas and UNS Electric to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. The Citizens Settlement Agreement also modifies
TEP's dividend limitation.   Currently, TEP may not pay dividends in excess of
75% of its earnings until the ratio of common equity to total capitalization (excluding capital lease obligations) reaches 37.5%. Under the Citizens Settlement Agreement, upon the closing of the acquisition, the 75% earnings payout limitation will remain in effect until TEP's ratio of common equity to total capitalization reaches 40% (excluding capital lease obligations).

     On July 25, 2003, UNS Gas and Citizens filed a joint application with the ACC requesting approval of a new Purchased Gas Adjustor (PGA) surcharge to be
effective October 1, 2003.    The surcharges approved and currently in effect
for the Citizens' Arizona gas assets expire on September 30, 2003. The July 25, 2003 filing requests recovery of the undercollected PGA balance of approximately $7 million that is projected to exist as of October 1, 2003. The requested surcharge necessary to recover the undercollected balance by October 1, 2004 is $0.1155 per therm. UNS Gas and Citizens have requested that this matter be heard at the September 9, 2003 ACC Open Meeting.


SPRINGERVILLE GENERATING STATION EXPANSION
------------------------------------------

     As reported in our 2002 Annual Report on Form 10-K, UED is facilitating the expansion of the Springerville Generating Station. The Springerville Generating Station was originally designed for four units. If constructed, each of Units 3 and 4 would consist of a 400 MW coal-fired, base-load generating unit at the same site as Springerville Units 1 and 2. If Unit 3 (and subsequently Unit 4) is built, this would allow TEP to spread the fixed costs of the existing common facilities over the additional generating unit (or units).

     UED currently expects to act as project manager for the development of Springerville Unit 3 and anticipates that financing and ownership will occur through third parties. The entire output of Unit 3 is expected to be taken by regional power companies, including Tri-State Generation and Transmission Association (Tri-State), SRP, and TEP. UED currently expects that Tri-State will obtain financing and lease Unit 3 and will take 300 MW of the 400 MW capacity. TEP would purchase from Tri-State up to 100 MW of Tri-State system-wide capacity for no more than five years from commercial operation of Springerville Unit 3. SRP will purchase 100 MW of capacity from Unit 3 under a 30 year power purchase agreement and will have the right to construct and own Unit 4 at a later date. If SRP decides to construct Unit 4, TEP would be required, along with Tri-State, to exercise best efforts to find a replacement purchaser for SRP to purchase 100 MW of capacity from Unit 3. If TEP and Tri-State are unable to find such a replacement purchaser, TEP would then purchase 100 MW of output from Unit 4, beginning with the commercial operation of Unit 4.

     As of June 30, 2003, UniSource Energy had approximately $25 million of capitalized project development costs on its balance sheet. Under a Development Cost Agreement signed in January 2003, Tri-State and UED each share 50% of the development costs of Unit 3 until financial close. UED expects to provide an additional $3 million in funding for development prior to Tri-State obtaining construction financing. Upon financial close, UED expects to be reimbursed for these development costs, and expects to receive a development fee of approximately $10 million. If the project does not proceed, UED would not receive the $38 million in cash and would have to write-off as expense the capitalized project development costs. Management believes it is probable that this project will proceed.

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

     UED expects to finalize the power purchase agreements, the engineering, procurement and construction contract, and other required project agreements during the third quarter of 2003. UED expects Tri-State to obtain construction financing in the third quarter of 2003 and then begin construction. UED expects commercial operation of Unit 3 to occur in 2006. We can make no assurances, however, about the ultimate timing, or whether this project will proceed.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

 COMPETITION

     The electric utility industry has undergone significant regulatory change in the last few years designed to encourage competition in the sale of electricity and related services. However, the recent experience in California with deregulation has caused many states, including Arizona, to reexamine the viability of retail electric deregulation.

     As of January 1, 2001, all of TEP's retail customers are eligible to choose an alternate energy supplier. Although there is one Energy Service Provider
(ESP) certified to provide service in TEP's retail service area, currently none of TEP's retail customers have opted to receive service from this ESP. TEP has met all conditions required by the ACC to facilitate electric retail competition, including ACC approval of TEP's direct access tariffs. ESPs must meet certain conditions before electricity can be sold competitively in TEP's service territory. Examples of these conditions include ACC certification of ESPs, and execution of and compliance with direct access service agreements with TEP.

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

 INDUSTRY RESTRUCTURING

     RETAIL

     TEP's Settlement Agreement and Retail Electric Competition Rules

     In September 1999, the ACC approved Rules that provided a framework for the introduction of retail electric competition in Arizona. In November 1999, the ACC approved the Settlement Agreement between TEP and certain customer groups relating to the implementation of retail electric competition, including TEP's recovery of its transition recovery assets and the unbundling of tariffs.
During 2002, the ACC reexamined circumstances that had changed since it approved the Rules in 1999. The outstanding issues were divided into two groups-
"Track A" and "Track B" issues. Track A related primarily to the divestiture of generation assets while Track B related primarily to the competitive energy bidding process.

     In September 2002, the ACC issued the Track A Order, which eliminated the requirement in the Settlement Agreement that TEP transfer its generation assets to a subsidiary. At the same time, the ACC ordered the parties, including TEP, to develop a competitive bidding process, and reduced the amount of power to be acquired in the competitive bidding process to only that portion not supplied by TEP's existing resources.

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

     In March 2003, TEP issued requests for proposals on its RMR and Economy Energy requirements. TEP received no RMR bids in its 2003 request for proposals. TEP received various proposals with respect to its Economy Energy requirements and, following review, entered into two agreements to meet TEP's 2003 bid requirements under the Track B Order for the period 2003 through 2006 as listed below:

   - PPL EnergyPlus, LLC will supply 37 MW June 2003 through December 2003 and 75 MW January 2004 through December 2006 under a unit contingent contract.
   - Panda Gila River LP will supply 50 MW on-peak June through September of 2003 through 2005 under a unit contingent contract.

     WESTERN ENERGY MARKETS

     As a participant in the western U.S. wholesale power markets, TEP is directly and indirectly affected by changes affecting these markets and market participants. TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy at market-based rates in the wholesale market.

     Since 2000, the generating capacity in Arizona has increased by more than 27%. A majority of this growth is the result of 16 new or upgraded gas-fired generating units with a combined capacity of approximately 4,300 MW that has increased the state's total capacity to over 20,000 MW. An additional 5,200 MW of gas-fired generation is scheduled to be operational in Arizona by early 2004. In addition, the presence of fewer creditworthy counterparties, as well as legal, political and regulatory uncertainties, has reduced market liquidity and trading volume.

     Market Prices

     The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index increased in 2003 compared with 2002, as shown below.

     Average Market Price for Around-the-Clock Energy           MWh
    -----------------------------------------------------------------
       Quarter ended June 30, 2003                              $39
       Quarter ended June 30, 2002                               24

       Six months ended June 30, 2003                            42
       Six months ended June 30, 2002                            24
    -----------------------------------------------------------------

     Average market prices for around-the-clock energy began to rise in February 2003 due to increased demand and higher natural gas prices resulting from low gas storage levels resulting from colder temperatures in other regions of the U.S. and reduced gas production. Reduced hydropower supply in the western U.S. also contributed to the higher market prices. Starting in July 2003, the average forward around-the-clock market price for the balance of the year 2003 is estimated at approximately $48 per MWh, based on forward market broker quotes as of June 30, 2003. As a result, we expect our wholesale revenues and purchased power expense may be higher in 2003 than in 2002, depending on the actual volumes sold and purchased. We cannot predict whether these higher prices will continue, or whether changes in various factors that influence demand and supply will cause prices to fall again during the remainder of 2003.

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

     Payment Defaults and Allowances for Doubtful Accounts

     California claims that it was overcharged by up to $9 billion for wholesale power purchases in 2000 and 2001, and is seeking refunds from numerous power generators, including TEP. In early 2001, California's two largest utilities, Southern California Edison Company (SCE) and Pacific Gas & Electric Company (PG&E), defaulted on payment obligations owed to various energy sellers, including the CPX and the CISO. The CPX and the CISO defaulted on their payment obligations to market participants, including TEP. While SCE subsequently satisfied its obligations to the CPX, TEP has not received a corresponding payment from the CPX. The total amount owed to TEP by the CPX and CISO is $16 million. The FERC has held hearings and the FERC staff has proposed various methodologies for calculating amounts of refunds/offsets applicable to wholesale sales made into the California spot markets from October 2000 to June 2001. Based upon a FERC order in March 2003, TEP estimated that it may receive $6 million of its $16 million receivable. This represents amounts owed to TEP net of TEP's estimated refund liability. Therefore, in the first quarter of 2003, TEP increased its allowance for doubtful accounts for its CPX and CISO receivables by approximately $2 million, from $8 million to $10 million.

     In late 2001, Enron filed for bankruptcy protection. At that time, TEP had an outstanding receivable from Enron of $0.8 million. A FERC order recommended that Enron no longer be allowed to trade and within a few days thereafter, Enron was delisted from its stock exchange. As a result, in the first quarter of 2003, TEP increased its allowance for doubtful accounts for its sales to Enron by $0.4 million, to fully reserve its $0.8 million receivable from Enron.

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

     Market Manipulation Investigations

     On June 25, 2003, the FERC alleged that 60 energy companies, including TEP, may have engaged in manipulative practices that disrupted western energy markets in 2000 and 2001. The FERC issued an order to show cause to explain certain transactions. There were 39 hours in which it is alleged that TEP used a specific trading strategy ("ricochet") in which TEP purportedly purchased energy out of the California markets on a day-ahead basis with the intent of re-selling it to the California markets at higher rates in real-time. The basis of the allegation against TEP are trades in May through August of 2000 where TEP purchased energy from the CPX in the day ahead market, and also sold power to the CPX or CISO during the same hours in the real-time markets the following day. TEP has reviewed the transactions and believes that every hour had a legitimate operational or trading explanation and that TEP did not use the "ricochet" strategy. The total amount of profit supposedly made by TEP in these 39 hours is less than $9,000, which is below the $10,000 prosecutorial discretion limit set by the FERC in the same order.

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

     Risk Management Committee

     We have a Risk Management Committee responsible for the oversight of commodity price risk and credit risk related to the wholesale energy marketing activities of TEP and the emissions and coal trading activities of MEG. Our Risk Management Committee consists of officers from the finance, accounting, legal, wholesale marketing, and the generation operations departments of UniSource Energy. To limit TEP and MEG's exposure to commodity price risk, the Risk Management Committee sets trading policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP and MEG's exposure to credit risk, the Risk Management Committee reviews counterparty credit exposure, as well as credit policies and limits on a quarterly basis and as needed.

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

     The majority of TEP's forward contracts are considered to be "normal purchases and sales" of electric energy and are not considered to be derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). TEP records revenues on its "normal sales" and expenses on its "normal purchases" in the period in which the energy is delivered. From time to time, however, TEP enters into forward contracts that meet the definition of a derivative under FAS 133. When TEP has derivative forward contracts, it marks them to market on a daily basis using actively quoted prices obtained from brokers for power traded over-the-counter at Palo Verde and at other southwestern U.S. trading hubs. TEP believes that these broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of TEP's positions, because of the short-term nature of TEP's positions, as limited by risk management policies, and the liquidity in the short-term market. When TEP has derivative forward contracts, it uses a sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its derivative forward contracts. As of June 30, 2003, all of TEP's derivative forward contracts were for settlement within twelve months. To adjust the value of its derivative forward contracts to fair value on its income statement, TEP recorded an unrealized loss of $0.2 million and $0.1 million, respectively, on its income statements for the quarter and six months ended June 30, 2003. This compares with an unrealized loss of $0.1 million and an unrealized gain of $0.7 million for the comparable periods in 2002. This demonstrates the limited derivative forward contract activity conducted by TEP and the limited impact on TEP's operating results and financial condition.

     During the fourth quarter of 2001, MEG began managing and trading Emission Allowances, coal and related instruments. We manage the market risk of this line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a 33% change in price or volatility. We closely monitor MEG's trading activities, which include swap agreements, options and forward contracts, using risk management policies and procedures overseen by the Risk Management Committee. MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2005. As of June 30, 2003 and December 31, 2002, the fair value of MEG's trading assets combined with Emission Allowances it holds in escrow was $25.8 million and $15.1 million, respectively. During the first half of 2003, MEG reflected a $1.5 million unrealized gain and a $1.9 million realized loss on its income statement, compared with an unrealized gain of less than $0.1 million and a realized loss of $0.2 million in the first half of 2002.


                                                 Unrealized Gain (Loss) of MEG's Trading Activities
                                                               - Millions of Dollars -
                                        -------------------------------------------------------------------
Source of Fair Value                      Maturity      Maturity      Maturity over      Total Unrealized
At June 30, 2003                         0 - 6 mos.    6 - 12 mos.         1 yr.            Gain (Loss)
-----------------------------------------------------------------------------------------------------------
Prices actively quoted                    $ (0.3)       $  0.3            $  1.2             $  1.2
Prices provided by other
  external sources                             -             -                 -                  -
Prices based on models and
  other valuation methods                    0.5          (0.1)             (0.1)               0.3
-----------------------------------------------------------------------------------------------------------
Total                                     $  0.2        $  0.2            $  1.1             $  1.5
===========================================================================================================


     TEP Coal and Gas Supply Contracts

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

     In the first half of 2003, natural gas prices were nearly double those in the first half of 2002, due to low gas storage levels and reductions in gas production. The increase in the regional supply of gas-generated energy, however, allowed TEP to decrease use of its less efficient gas generation units in the first half of 2003 in favor of more economical purchases of energy in the wholesale market. In the first half of 2003, TEP's generation output fueled by natural gas was approximately 194,000 MWh, or 4% of total generation output, compared with approximately 314,000 MWh, or 6% of total generation output in the first half of 2002.

     TEP obtains its gas supply as a retail customer of the local gas supplier, Southwest Gas Corporation (SWG). TEP periodically negotiates its contract with its gas supplier to establish terms relating to pricing and scheduling of gas delivery. SWG is affected by recent FERC actions relating to its gas allocations from the San Juan and Permian basins. A FERC order was issued on this topic on July 9, 2003. TEP is in the process of renegotiating its gas supply and transportation agreement with SWG. In the interim, TEP and SWG have agreed on an extension of the current contract terms through October 31, 2003. TEP does not anticipate any material difference in operational or economic terms in the new agreement, which is estimated to begin November 1, 2003.

     Credit Risk

     UniSource Energy is exposed to credit risk in its energy-related marketing and trading activities related to potential nonperformance by counterparties.
We manage the risk of counterparty default by performing financial credit reviews, setting limits monitoring exposures, requiring collateral when needed, and using a standard agreement which allows for the netting of current period exposures to and from a single counterparty. Despite such mitigation efforts, there is a potential for defaults by counterparties to occur from time to time. In the fourth quarter of 2000 and the first quarter of 2001, TEP was affected by payment defaults by SCE and PG&E for amounts owed to the CPX and CISO. In the fourth quarter of 2001, Enron defaulted on amounts owed to TEP for energy sales.

     We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of June 30, 2003, TEP's total credit exposure related to its wholesale marketing activities (excluding defaulted amounts owed by the CPX, the CISO and Enron), was approximately $3 million and MEG's total credit exposure related to its trading activities was $6.6 million. TEP and MEG's credit exposure is diversified across approximately 21 counterparties. Approximately $1 million of exposure is to non-investment grade companies.

     UniSource Energy is also exposed to credit risk related to the sale of assets owned by Nations Energy Corporation (Nations Energy). In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherland Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao), a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and recorded an $11 million note receivable from the sale at its net present value of $8 million using an 8% discount rate, with the discount amortized to interest income over the five-year life of the note. As of June 30, 2003, Nations Energy's receivable from Mirant Curacao is approximately $9.5 million. The note is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. Payments on the note receivable are expected as follows: $2 million in July 2004, $4 million in July 2005, and $5 million in July 2006.

     On July 14, 2003, Mirant, Mirant Americas, Inc., and various other Mirant companies filed for Chapter 11 bankruptcy protection. Mirant Curacao was not included in the Chapter 11 filings. Based on a review of the projected cash flows for the power project, it appears there are sufficient future cash flows to pay the note receivable and any applicable interest. However, we cannot predict the ultimate outcome that Mirant's bankruptcy will have on the collectibility of the note from Mirant Curacao. Nations Energy will continue to evaluate the collectibility of the receivable, but currently expects to collect the note in its entirety and has not recorded any reserve for this note.


 GENERATING RESOURCES

     Water Supply

     Drought conditions in the Four Corners region, combined with water usage in upper New Mexico, have resulted in decreasing water levels in the lake that indirectly supplies water to the San Juan and Four Corners generating stations. These drought conditions may affect the water supply of the plants in the remainder of 2003, as well as in later years, if adequate moisture is not received in the watershed that supplies the area. TEP has a 50% ownership interest in each of San Juan units 1 and 2 (322 MW capacity) and a 7% ownership interest in each of Four Corners units 4 and 5 (110 MW capacity).

     PNM, the operating agent for San Juan, has negotiated supplemental water contracts with the U.S. Bureau of Reclamation and the Jicarilla Apache Nation to assist San Juan in meeting its water requirements in the event of a water shortage. TEP does not believe that its operations will be materially affected by this drought. However, TEP cannot predict the ultimate outcome of the drought, or whether it will adversely affect the amount of power available from the San Juan and Four Corners generating stations.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

 UNISOURCE ENERGY CONSOLIDATED CASH FLOWS

            Six months ended             June 30,     June 30,
                                           2003         2002
    -----------------------------------------------------------
                                       - Millions of Dollars -
     Cash Provided by (Used in):
        Operating Activities              $  44       $  23
        Investing Activities                (62)       (159)
        Financing Activities                (28)        (26)
    -----------------------------------------------------------
     Net Decrease in Cash                 $ (46)      $(162)
    ===========================================================

     UniSource Energy's primary source of liquidity is its cash flow from operations, which is provided primarily from retail and wholesale energy sales at TEP, net of the related payments for fuel and purchased power. However, due to the seasonal nature of TEP's business, cash provided by operating activities varies significantly from quarter to quarter. Cash from operations is lowest in the first quarter and highest in the third and fourth quarters due to TEP's summer peaking load. We use our available cash to finance capital expenditures, primarily at TEP, to make investments in our energy and technology affiliates, to pay dividends to shareholders, and to reduce leverage at TEP by repaying high coupon debt and investing in lease debt. We may also use our available cash to help fund acquisitions when appropriate, such as the Citizens acquisition.

     Net cash flows from operating activities were $21 million higher in the first six months of 2003, compared with the same period of 2002. The net increase resulted primarily from the following factors:

   - $23 million decrease in capital lease interest paid because in 2002, TEP made certain Springerville lease payments early;
   - $8 million increase in interest received on TEP's investments in Springerville lease debt due to higher investment balances; offset by
   - $13 million decrease in cash receipts from sales to wholesale and retail customers, net of fuel and purchased power costs paid, reflecting the lower kWh sales described in Results of Operations, Results of TEP, above.

     Net cash used for investing activities was $97 million lower in the first six months of 2003, compared with the same period in 2002. During the first six months of 2003, construction expenditures were $16 million higher.
Approximately $10 million of this increase was spent on completing a new one mile 500-kV transmission line and related substations to enhance TEP's distribution system link to the regional high voltage transmission system. In the first six months of 2003, TEP received $9 million in principal payments on its investments in outstanding Springerville lease debt. In contrast, in the first six months of 2002, TEP made net investments in Springerville lease debt of $104 million.

     Net cash used in financing activities totaled $28 million in the first six months of 2003, compared with $26 million during the same period in 2002. During the first six months of 2003, UniSource Energy paid approximately $10 million in dividends to its common shareholders and TEP paid $38 million on its capital lease obligations. Partially offsetting these cash outflows was $20 million in borrowings by TEP under its revolving credit facility in the second quarter of 2003. In 2002, UniSource Energy paid approximately $8 million in dividends to its common shareholders and TEP paid $18 million on its capital lease obligations. TEP's capital lease payments were higher in 2003 due to a $28 million scheduled principal payment on the Springerville Unit 1 lease debt in the first quarter.

     Our consolidated cash and cash equivalents decreased to $45 million at June 30, 2003 from $66 million at June 30, 2002. TEP's cash and cash equivalents decreased to $26 million at June 30, 2003 compared with $32 million at June 30, 2002. At August 4, 2003, our consolidated cash balance, including cash equivalents, was approximately $81 million, including TEP's cash balance of approximately $32 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     In the event that we experience lower cash from operations in 2003, we may adjust our discretionary uses of cash accordingly. We believe, however, that we will continue to have sufficient cash flow to cover our capital needs, as well as required debt payments and dividends to shareholders. Furthermore, we believe that we will have sufficient excess cash flow to continue to make average annual discretionary debt reductions or lease debt investments at TEP in the range of $30 - $50 million.

 UNISOURCE ENERGY - PARENT COMPANY

     Our primary cash needs are to pay dividends to shareholders, to fund investments in Millennium's unregulated businesses, and to make interest payments on our promissory note to TEP. In addition, as part of our ACC Holding Company Order, we must invest at least 30% of any proceeds of equity issuances in TEP until TEP's equity reaches 37.5% of total capital (excluding capital leases). In August 2003, UniSource Energy expects to use approximately $50 million of its available cash to help finance the purchase of the Citizens Arizona electric and gas utility assets.

     Our primary sources of cash are dividends from TEP. In 2002, TEP paid dividends to UniSource Energy of $35 million. In May 2003, the TEP Board of Directors declared a dividend of $40 million, of which $15 million was paid to UniSource Energy in June 2003 and the remaining $25 million was paid in July 2003. On August 4, 2003, TEP's Board of Directors declared an additional dividend of $11.5 million, which will be paid to UniSource Energy on August 8, 2003.

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

     During 2003, TEP expects to generate sufficient internal cash flows to fund its operating activities, construction expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, due to the seasonal nature of TEP's business, cash provided by operating activities varies significantly from quarter to quarter. At June 30, 2003, TEP had $40 million available under its $60 million Revolving Credit Facility. As of August 4, 2003, TEP had $15 million available under this facility. TEP expects to repay the outstanding borrowings during the third quarter of of 2003 from cash from operations. If cash flows fall short of expectations or if monthly cash requirements temporarily exceed available cash balances, TEP may borrow additional amounts from its Revolving Credit Facility.

     Operating Activities

     Net cash flows from operating activities were $24 million higher in the first six months of 2003, compared with the same period of 2002. The net increase resulted from the same factors described in UniSource Energy Consolidated Cash Flows, above.

     Investing Activities

     Net cash used for investing activities was $92 million lower in the first six months of 2003, compared with the same period in 2002. During the first six months of 2003, construction expenditures were $20 million higher. In the first six months of 2003, TEP received $9 million in principal payments on its investments in outstanding Springerville lease debt. In contrast, in the first six months of 2002, TEP made net investments in Springerville lease debt of $104 million.

     Construction expenditures for 2003 include approximately $10 million for completing a new one mile 500-kV transmission line and related substations to enhance TEP's distribution system link to the regional high voltage transmission system. This project was completed in May 2003. This project provides TEP with greater import capability into TEP's service area thereby reducing the need to run more expensive local gas generation during the summer peaking periods.

     TEP's capital expenditures for the six months ended June 30, 2003 were $67 million. TEP's forecast for capital expenditures for the year ending December 31, 2003 is approximately $121 million. These expenditures include costs for TEP to comply with current federal and state environmental regulations. Actual construction expenditures may differ from these estimates due to changes in business conditions, construction schedules, environmental requirements and changes to our business arising from retail competition. TEP plans to fund these expenditures through internally-generated cash flow.

     In January 2001, TEP and Citizens entered into a project development agreement for the joint construction of a 62-mile transmission line from Tucson to Nogales, Arizona. In January 2002, the ACC approved the location and construction of the proposed 345-kV line. Pending federal studies and approvals for the portion of the line that will pass through a national forest, construction could begin as early as the third quarter of 2004, with an expected in-service date at the end of 2005. Construction costs are expected to be approximately $75 million. TEP has also applied to the U.S. Department of Energy for a Presidential Permit that would allow building an extension of the line across the international border with Mexico to interconnect with Mexico's utility system, providing further reliability and market opportunities in the region. Through June 30, 2003, approximately $8 million in engineering and environmental expenses have been capitalized related to this project.

     Financing Activities

     Net cash used in financing activities totaled $33 million in the first six months of 2003, compared with $15 million during the same period in 2002. TEP spent $38 million to retire scheduled capital lease obligations, compared with $18 million in 2002. Capital lease payments were higher in 2003 due to a $28 million scheduled principal payment on the Springerville Unit 1 lease debt in the first quarter of 2003. TEP paid $15 million in dividends to UniSource Energy in the first six months of 2003. These cash outflows were partially offset by $20 million in borrowings under TEP's Revolving Credit Facility.

     TEP Credit Agreement
     --------------------

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

     The new facilities are secured by $401 million in aggregate principal amount of Second Mortgage Bonds issued under TEP's General Second Mortgage Indenture. The Credit Agreement contains a number of restrictive covenants, including restrictions on additional indebtedness, liens, sale of assets, mergers and sale-leasebacks. The Credit Agreement also contains several financial covenants including: (a) a minimum Consolidated Tangible Net Worth,
(b) a minimum Cash Coverage Ratio, and (c) a maximum Leverage Ratio. Under the terms of the Credit Agreement, TEP may pay dividends so long as it maintains compliance with the Credit Agreement; however, dividends and certain investments in affiliates may not exceed 65% of TEP's net income so long as the Tranche B LOCs are outstanding. The Credit Agreement also provides that under certain circumstances, certain regulatory actions could result in a required reduction of the commitments. As of June 30, 2003, TEP was in compliance with these financial covenants.

     From time to time, TEP borrows under its Revolving Credit Facility. At June 30, 2003, there were $20 million in outstanding borrowings under this facility, and at August 4, 2003 there were $45 million in outstanding borrowings. TEP expects to repay these borrowings during the third quarter of 2003 from its cash from operations. If TEP encounters temporary cash needs during the course of the year, it may borrow additional amounts from its Revolving Credit Facility.

     In May 2003, TEP filed an application with the ACC requesting authority to refinance its Credit Agreement and to refinance up to $200 million of its tax-exempt variable rate industrial development revenue bonds with fixed rate industrial development revenue bonds. TEP expects the ACC to act on this request in the third quarter of 2003.

     Springerville Common Facilities Leases
     --------------------------------------

     In 1985, TEP sold and leased back its undivided one-half ownership interest in the common facilities at the Springerville Generating Station. Under the terms of the Springerville Common Facilities Leases, TEP must periodically refinance or refund the secured notes underlying the leases prior to the named date in order to avoid a special event of loss. TEP was required to refinance the lease debt prior to the special event of loss date of June 30, 2003 or the leases would be terminated and TEP would be required to repurchase the facilities for $125 million.

     TEP refinanced the lease debt on June 26, 2003 and the special event of loss date was reset for June 30, 2006. Interest on the new debt is payable at LIBOR plus 4.25%. Prior to the refinancing, the interest rate was LIBOR plus 2.50%.


 MILLENNIUM - UNREGULATED BUSINESSES

     Millennium's significant investments, commitments and investment proceeds through June 30, 2003 are discussed below. Millennium provided funding to these investments of approximately $11.4 million during the first half of 2003 and $19.5 million during the first half of 2002.

     Energy and Technology Investments

     We refer to Global Solar, IPS, MicroSat and ITN as our Energy and Technology Investments. As described below, as of July 3, 2003 Millennium owns no interest in ITN.

   - Global Solar - Millennium funded $5.8 million to Global Solar in the first half of 2003, and $1.5 million in July 2003. Millennium's unfunded commitment to Global Solar is $2.5 million of a $5 million line of credit committed in May 2003. On July 3, 2003, Millennium exchanged its 9% interest in ITN and other consideration for additional shares of Global Solar which increased Millennium's ownership to 98%. Global Solar has a $0.5 million research and development funding commitment to ITN in 2004.

   - IPS - Millennium funded $1.5 million to IPS in the first half of 2003. Dow Corning Enterprises, Inc. funded a corresponding $1.5 million. Millennium has committed to fund an additional $0.5 million to IPS. As of June 30, 2003, Millennium owns 72% of IPS and in 2003 Millennium has recorded its ratable share of IPS' losses. IPS has a $0.5 million annual research and development funding commitment to ITN through 2004.

   - MicroSat - Millennium reduced its ownership of MicroSat to 35% upon finalization of a 2002 Restructure Agreement. As sole funder, Millennium continues to recognize 100% of MicroSat's losses.

   - ITN - On July 3, 2003, Millennium exchanged its 9% interest in ITN and other consideration for additional shares of Global Solar which decreased Millenniums ownership in ITN to zero.

     Millennium expects to fund an additional $5 million to $10 million to these entities during the remainder of 2003. A significant portion of this funding will be used for research, development and administrative costs and will be recognized as expense as amounts are spent.

     Other Millennium Investments and Commitments

     Millennium has a $15 million capital commitment to Haddington Energy Partners II LP (Haddington), a limited partnership which funds energy-related investments. During the first half of 2003, Millennium invested approximately $2 million in Haddington bringing the total funded to $8.1 million of the $15 million commitment. The remaining $6.9 million is expected to be funded within the next three years. A member of the UniSource Energy Board of Directors has an investment in the limited partnership and is also a managing director of the general partner of the limited partnership.

     Millennium has a $6 million commitment to a venture capital fund that focuses on information technology, microelectronics and biotechnology, primarily within the southwestern U.S. A member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. At June 30, 2003, Millennium had funded approximately $1 million of this commitment. Millennium does not expect to provide any additional funds to this investment in 2003.

     During the first half of 2003, Millennium contributed $0.8 million to TruePricing and has agreed to provide up to an additional $0.4 million in future funding. Following this investment Millennium began accounting for TruePricing under the consolidation method. Millennium and TEP collectively now own approximately 55% of the outstanding shares of TruePricing. Prior to 2003, Millennium accounted for TruePricing under the equity method. Millennium, as sole funder, recognizes 100% of TruePricing's losses.


 UED - UNREGULATED ENERGY BUSINESS

     UED is responsible as project developer for facilitating the Springerville Generating Station expansion project construction. If constructed, each of Units 3 and 4 would consist of a 400 MW coal-fired, base-load generating unit at the same site as Springerville Units 1 and 2. This would allow TEP to spread the fixed costs of the existing common facilities over the additional generating unit (or units). Currently, Tri-State is expected to obtain construction financing for and lease Unit 3. Upon the completion of construction, TEP expects to receive annual pre-tax benefits of approximately $15 million in the form of cost savings, rental payments, transmission revenues, and other fees. TEP will also benefit from upgraded emissions controls for Units 1 and 2 that will be paid for by the Unit 3 project.

     As of June 30, 2003, UED has funded approximately $25 million for development of the project. In January 2003, UED and Tri-State signed a Development Cost Agreement to each share 50% of the remaining development costs of Unit 3, effective from November 6, 2002 until financial close. UED expects to provide an additional $3 million in funding for development prior to Tri-State obtaining the construction financing. UED expects Tri-State to obtain construction financing in the third quarter of 2003. We can make no assurances, however, about the ultimate timing, or whether this project will proceed.

 FINANCING RISKS

     UniSource Energy and TEP are exposed to risks related to the ability to obtain financing at reasonable costs for various projects, agreements to which they are a party, and their debt obligations. During 2003, UniSource Energy, TEP and UED will be subject to financing risks and capital market conditions related to the following:

   - UniSource Energy has entered into two Asset Purchase Agreements to purchase the Citizens Arizona electric utility and gas utility assets for $220 million plus operating capital adjustments. We expect the acquisition to be funded by a combination of senior unsecured notes issued in a private placement by UNS Electric and UNS Gas, bridge financing debt to be issued by UniSource Energy, and the remainder from cash at UniSource Energy. If UniSource Energy were unable to obtain financing, and therefore were unable to consummate the purchase of these assets, this would constitute a material breach under the contracts and termination damages would be payable.

   - UED is currently evaluating opportunities to expand the Springerville Generating Station by assigning the rights to construct Springerville Units 3 and 4 to unrelated third parties. As of June 30, 2003, UED had approximately $25 million of capitalized project development costs on its balance sheet. If a third party does not obtain financing for this project and as a result, this project does not proceed, the capitalized project development costs would immediately be expensed.

   - TEP intends to refinance or extend its 364 day Revolving Credit Facility, which expires on November 13, 2003.

 CONTRACTUAL OBLIGATIONS

     There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2002 Annual Report on Form 10-K, other than those listed below:

   - MEG conducts its emissions and coal trading activities using certain contracts which contain provisions whereby MEG may be required to post margin collateral due to a change in contract values. As of June 30, 2003, MEG had posted $0.5 million in cash collateral to its trading counterparties.
   - MEG has a $5 million bank line of credit for the purpose of issuing LOCs to counterparties to support its Emission Allowance and coal marketing and trading activities. As of June 30, 2003, MEG had approximately $4 million in outstanding LOCs. This facility expires in March 2005.
   - In May 2003, TEP entered into two purchased power agreements for periods through 2006 as a result of the competitive bidding process required by the ACC's Track B order:

       - PPL EnergyPlus, LLC will supply 37 MW June 2003 through December 2003 and 75 MW January 2004 through December 2006 under a unit contingent contract.
       - Panda Gila River LP will supply 50 MW on-peak June through September of 2003 through 2005 under a unit contingent contract.


 GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries, including TEP, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The most significant of these guarantees is Millennium's guarantee of approximately $5 million in commodity-related payments for MEG at June 30, 2003. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

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

     We believe that the likelihood UniSource Energy or TEP would be required to perform or otherwise incur any significant losses associated with any of these guarantees or indemnities is remote.

 DIVIDENDS ON COMMON STOCK

     UniSource Energy

     In February 2003, UniSource Energy declared a cash dividend of $0.15 per share on its Common Stock. This dividend, totaling approximately $5 million, was paid March 7, 2003 to shareholders of record at the close of business on February 21, 2003. On May 9, 2003, UniSource Energy declared a cash dividend of $0.15 per share on its Common Stock. This dividend, totaling approximately $5 million, was paid June 10, 2003 to shareholders of record at the close of business May 23, 2003.

     UniSource Energy's Board of Directors will review our dividend level on a continuing basis, taking into consideration a number of factors including our results of operations and financial condition, general economic and competitive conditions and the cash flow from our subsidiary companies, TEP, Millennium and UED.

     TEP

     In May 2003, the TEP Board of Directors declared a dividend of $40 million to be paid to its shareholders, of which $15 million was paid in June 2003 and $25 million was paid in July 2003. On August 4, 2003, TEP's Board of Directors declared an additional dividend of $11.5 million, which will be paid on August 8, 2003. UniSource Energy holds substantially all of TEP's common stock.

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of June 30, 2003, the required minimum net worth was $302 million. TEP's actual net worth at June 30, 2003 was $369 million, and was $339 million as defined in the Credit Agreement. As of June 30, 2003, TEP was in compliance with the terms of the Credit Agreement. Under the terms of the Credit Agreement, dividends and certain investments in affiliates may not exceed 65% of TEP's net income, so long as the Tranche B LOCs are outstanding. See Financing Activities - TEP Credit Agreement, above.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's common equity equals 37.5% of total capitalization (excluding capital lease obligations). The Citizens Settlement Agreement, as approved by the ACC, modifies this dividend limitation so that it will remain in place until TEP's common equity equals 40% of total capitalization (excluding capital lease obligations). As of June 30, 2003, TEP's equity ratio on that basis was 24.3%.

     In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings. Therefore, TEP declared its 2003 dividends from its year-to-date July 2003 earnings since TEP had an accumulated deficit, rather than positive retained earnings.

     Millennium and UED

     Millennium did not pay any dividends to UniSource Energy in 2002 or in the first half of 2003. We cannot predict the amount or timing of future dividends from Millennium. UED has not paid any dividends to UniSource Energy.


OUTLOOK AND STRATEGIES
----------------------

     Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors. Our plans and strategies include the following:

   - Complete the acquisition of the Arizona electric utility and gas utility assets from Citizens described above and thereafter integrate the acquired businesses with UniSource Energy's businesses to achieve the strategic and financial objectives of the acquisition.
   - Facilitate the construction of Springerville Unit 3, which will allow TEP to spread the fixed costs of its Springerville Units 1 and 2 Common Facilities over an additional unit. TEP will also benefit from upgraded emission controls for Units 1 and 2 that will be paid for by the Unit 3 project.
   - Enhance the value of TEP's transmission system while continuing to provide reliable access to generation for TEP's retail customers and market access for all generating assets. This will include focusing on completing the Tucson - Nogales transmission line, which could eventually be connected to Mexico's utility system, and utilize the newly completed one mile 500-kV line to enhance TEP's distribution system's link to the regional high voltage transmission system.
   - Exercise financial discipline in the management of our existing Millennium investments and the evaluation of new investments and business opportunities.
   - Improve production and sales of Global Solar's thin-film photovoltaic cells and seek strategic partners.
   - Reduce TEP's debt as appropriate, using some of our excess cash flows. Although no specific retirements are planned at this time, TEP expects to use $30 million to $50 million annually for debt reductions or lease debt investments.
   - Efficiently manage TEP's generating resources and look for ways to reduce or control our operating expenses in order to maintain and enhance profitability.

     To accomplish our goals, we estimate that during the second half of 2003, TEP will spend approximately $54 million on capital expenditures, Millennium will provide between $5 million and $10 million of funding to its Energy and Technology Investments, and we will provide between $2 million and $3 million in funding to UED. Our funding to UED will depend upon the timing of the financial close of the Springerville expansion project. In addition, we plan to pay $220 million in cash plus operating capital adjustments for the acquisition of the Arizona electric utility and gas utility assets from Citizens.

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

     TEP's regulatory assets total $371 million at June 30, 2003, $22 million of which are not presently included in the rate base and consequently are not earning a return on investment.

     TEP continues to apply FAS 71 to the distribution and transmission portions of its business, its regulated operations, and continues to assess whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense on its income statement. Based on the balances of TEP's regulatory assets at June 30, 2003, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary loss, after-tax, of approximately $224 million. While regulatory orders and market conditions may affect TEP's cash flows, its cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of that regulatory asset.

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

     TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. The land on which the Navajo and Four Corners Generating Stations reside is leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at the expiration of the leases. TEP also has certain environmental obligations at the San Juan Generating Station. TEP has estimated that its share of the cost to remove the Navajo and Four Corners facilities and settle the San Juan environmental obligations will be approximately $38 million at the date of retirement. No other legal obligations to retire generation plant assets were identified. Millennium and UED have no asset retirement obligations.

     TEP has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, TEP is not recognizing the costs of final removal of the transmission and distribution lines in the financial statements.

     Upon adoption of FAS 143 on January 1, 2003, TEP recorded an asset retirement obligation of $38 million at its net present value of $1.1 million, increased depreciable assets by $0.1 million for asset retirement costs, reversed $112.8 million of costs previously accrued for final removal from accumulated depreciation, reversed previously recorded deferred tax assets by $44.2 million and recognized the cumulative effect of accounting change as a gain of $111.7 million ($67.5 million net of tax). TEP expects that adopting FAS 143 will result in a reduction to current depreciation expense charged throughout the year as well because asset retirement costs are no longer recorded as a component of depreciation expense. For the first six months of 2003, this amount is approximately $3 million.

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

     PAYMENT DEFAULTS AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

     We record an allowance for doubtful accounts when we determine that an account receivable will not be collected. As a result of payment defaults made by market participants in California, TEP's collection shortfall from the CPX and CISO was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. Prior to 2003 and since December 31, 2001, TEP had an allowance for doubtful accounts recorded for $8 million, or 50% of these uncollected amounts based on the amount TEP believed would be collected. In the first quarter of 2003, as a result of a FERC order, TEP estimated that $6 million of its $16 million receivable will be collected. Therefore, in the first quarter of 2003, TEP increased its reserve by $2.2 million by recording a reduction of wholesale revenues. The amount that TEP ultimately collects would have an impact on earnings if the amount is more or less than the $10 million TEP has reserved. If TEP collects all of the $16 million, pre-tax income will increase by $10 million. If TEP does not collect any of the $16 million, pre-tax income will decrease by $6 million. In addition, TEP has cash collateral of approximately $1 million on deposit in an escrow account with the CPX, which is currently unavailable to TEP due to the CPX's bankruptcy stay.

     Additionally, a FERC order recommended that Enron no longer be allowed to trade and within a few days thereafter, Enron was delisted from its stock exchange. As a result, in the first quarter of 2003, TEP increased its reserve for sales to Enron by $0.4 million, to fully recover its $0.8 million receivable from Enron. At June 30, 2003 and December 31, 2002, TEP's reserve for electric wholesale accounts receivable on its balance sheet was approximately $11 million and $8 million, respectively.

     CAPITALIZATION OF UED PROJECT DEVELOPMENT COSTS

     UED capitalizes project development costs when it is probable that the project will be completed and it expects to recover the costs of the project. At June 30, 2003, capitalized project development costs on UniSource Energy's balance sheet were approximately $25 million. If the Springerville expansion project does not proceed, the capitalized project development costs will be immediately expensed.

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

     The market prices used to determine fair value for TEP and MEG's derivative instruments are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. TEP reports its unrealized gain/loss on derivative forward sales net of its unrealized gain/loss on derivative forward purchases as a component of Operating Revenues. MEG reports its unrealized gain/loss on trading activities net of its realized gain/ loss on trading activities as a component of Operating Revenues. The net pre-tax loss on TEP forward contracts and MEG trading activities for the three and six months ended June 30, 2003, was $0.2 million and $0.5 million, respectively. At June 30, 2003, the fair value of TEP's derivative liabilities was $0.1 million and is included in Other Current Liabilities on TEP's balance sheet. At June 30, 2003, the fair value of MEG's trading assets, including MEG's Emission Allowance inventory, was $25.8 million, which is reported in Current Assets, and the fair value of MEG's trading liabilities was $20.3 million, which is reported in Current Liabilities.

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

     The valuation allowance of $15 million at June 30, 2003, which reduces the Deferred Tax Asset balance, relates to net operating loss and investment tax credit carryforward amounts. In the future, if TEP determines that TEP would be able to use all or a portion of these amounts on tax returns, then TEP would reduce the reserve and recognize a tax benefit up to $15 million. Factors that could cause TEP to recognize the tax benefit include new or additional guidance through tax regulations, tax rulings, case law and/or the use of such benefits on future tax returns.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     The FASB recently issued the following Statements of Financial Accounting Standards (FAS) and FASB Interpretations (FIN):

   - FIN 46, Consolidation of Variable Interest Entities, issued January 2003, expands upon existing guidance that addresses when a company should include in its financial statements the assets and liabilities of another entity. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprise should consolidate the variable interest entity (primary beneficiary). FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. The transitional disclosure requirements of FIN 46 are effective immediately. The effective date of the consolidation requirements of FIN 46 depends on the date the variable interest entity was created. FIN 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are to be applied to a variable interest entity for interim reporting periods beginning after June 30, 2003. We do not currently expect the impact of FIN 46 to be material to the financial statements.

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

   - FAS 150, Accounting for Certain Financial Instruments with
     Characteristics of both Liabilities and Equity, was issued by the FASB in May 2003. FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FAS 150's guidance requires that those instruments be classified as liabilities. FAS 150 is effective immediately for financial instruments entered into or modified after May 31, 2003 and to all other financial instruments that exist beginning July 1, 2003. Although we currently have no financial instruments recorded in equity that are required to be reported as liabilities, should we enter into any such financial instruments, we will comply with FAS 150 after the effective date.

     Additionally, the Emerging Issues Task Force (EITF) published Issue No. 01-08, Determining Whether An Arrangement Contains a Lease (EITF 01-08) in May 2003. EITF 01-08 discusses how to determine whether an arrangement contains a lease and states that the evaluation of whether an arrangement conveys the right to use property, plant, or equipment should be based on the substance of an arrangement and that the property that is the subject of a lease must be specified (explicitly or implicitly) either at inception of the arrangement or at the beginning of the lease term. EITF 01-08 is effective for new arrangements entered into after June 1, 2003 or arrangements modified after June 1, 2003. We are currently in the process of evaluating the impact of EITF 01-08 on UniSource Energy and TEP's financial statements. Since June 1, 2003, we have not entered into any new arrangements, or modified any arrangements that would fall under this EITF.


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

     3. Changes in economic conditions, demographic patterns and weather conditions in our retail service areas.

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

     5. The creditworthiness of the entities with which we transact business or have transacted business.

     6. Changes affecting our cost of providing electrical and gas service including changes in fuel costs, generating unit operating performance, scheduled and unscheduled plant outages, interest rates, tax laws, environmental laws, and the general rate of inflation.

     7. Changes in governmental policies and regulatory actions with respect to financing and rate structures.

     8. Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

     9. Changes in accounting principles or the application of such principles to our businesses.

    10. Market conditions and technological changes affecting UniSource Energy's unregulated businesses.

    11. Regulatory and other conditions to the closing of the acquisition of Citizens' Arizona electric and gas utility assets and the ability to obtain the financing necessary to close the acquisition.

    12. Unanticipated changes in future liabilities relating to employee benefit plans due to changes in market values of its retirement plan assets and health care costs.

    13.   The outcome of any ongoing litigation.

    14. Ability to obtain financing through debt and/or equity issuance, which can be affected by various factors, including interest rate fluctuations and capital market conditions.

    15. Whether the proposed Springerville Generating Station expansion proceeds; the role of third parties in such expansion; and the terms of the ownership, operating and power purchase arrangements ultimately utilized.


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

ITEM 4. - CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

  (a)  Evaluation of Disclosure Controls and Procedures

       As of June 30, 2003, the principal executive officer and principal financial officer of UniSource Energy and TEP have evaluated the effectiveness of the design and operation of UniSource Energy's and TEP's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, the principal executive officer and principal financial officer of UniSource Energy and TEP have concluded that such disclosure controls are effective in timely alerting them to any material information relating to UniSource Energy's and TEP's reports filed or submitted with the SEC under the Exchange Act.

  (b)  Changes in Internal Control Over Financial Reporting

       There has been no change in UniSource Energy's or TEP's internal control over financial reporting that occurred during UniSource Energy's or TEP's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, UniSource Energy's or TEP's internal control over financial reporting.

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

     Additionally, in November 2001, the Grand Canyon Trust (GCT), an environmental activist group, filed a complaint in U.S. District Court against TEP for alleged violations of the Clean Air Act at the Springerville Generating Station. The complaint alleged that more stringent emission standards should apply to Units 1 and 2 and that new permits and the installation of additional facilities meeting Best Available Control Technology standards are required for the continued operation of Units 1 and 2 in accordance with applicable law. In 2002, the U.S. District Court granted TEP's motion for summary judgment on one of the primary issues in the case: whether TEP commenced construction within 18 months and/or by March 19, 1979, after the original 1977 air permit covering Units 1 and 2 was issued. The Court found that TEP had commenced construction of the Springerville Generating Station in the time periods required by the original permits. There were two remaining allegations: that (a) TEP discontinued construction for a period of 18 months or longer and did not complete construction in a reasonable period of time, and (b) TEP did not commence construction, for purposes of New Source Performance Standard applicability, by September 18, 1978. On March 4, 2003, the U.S. District Court determined that the GCT had not commenced the case on a timely basis and dismissed the case. The GCT has appealed this decision to the U.S. Court of Appeals. TEP believes these claims are without merit and intends to vigorously contest them.

     Litigation Related to San Juan Coal Company

     On July 30, 2002, Dugan Production Corp. (Dugan) filed a lawsuit against the San Juan Coal Company, the coal supplier to the San Juan Generating Station (San Juan). TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of the total San Juan Station. Public Service Company of New Mexico (PNM) operates the San Juan Station. The San Juan Coal Company, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine. Dugan, through leases with the federal government, the State of New Mexico and certain private parties, claims to own certain oil and gas interests in portions of the land used for the underground mine. Dugan alleges that San Juan Coal Company's underground coal mining operations have or will interfere with Dugan's gas production and will reduce the amount of natural gas that Dugan would otherwise be entitled to recover. Dugan seeks a declaration by the court that the rights under its leases are senior and superior to the rights of the San Juan Coal Company and seeks to prohibit the underground mining of coal from a portion of the land used for the underground mine as described above. Dugan also seeks monetary damages.

     The San Juan Coal Company has informed PNM that it intends to strongly dispute the litigation. A mediator is currently working with the parties to resolve the dispute. TEP cannot predict the ultimate outcome of this litigation, or whether it will adversely affect the amount of coal available or cost of coal to San Juan. TEP does not expect resolution of this litigation to be material to TEP as a 19.8% owner of San Juan.

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

UniSource Energy conducted its annual meeting of shareholders on May 9, 2003. At that meeting, the shareholders of UniSource Energy elected members of the Board of Directors.

The total votes were as follows:

                                                 AGAINST OR
      NOMINEE                       FOR           WITHHELD
     ---------                     -----         ----------
 Lawrence J. Aldrich             24,860,496       4,862,964
 Larry W.  Bickle                24,817,589       4,905,871
 Elizabeth T. Bilby              29,068,046         655,414
 Harold W. Burlingame            29,097,601         625,859
 John L.  Carter                 29,376,866         346,594
 Robert A.  Elliott              29,369,495         353,965
 Daniel W. L. Fessler            29,395,135         328,325
 Kenneth  Handy                  29,083,520         639,940
 Warren Y.  Jobe                 29,096,858         626,602
 James S. Pignatelli             29,249,795         473,665


ITEM 5. - OTHER INFORMATION
--------------------------------------------------------------------------------

 ADDITIONAL FINANCIAL DATA

     The following table reflects the ratio of earnings to fixed charges for TEP:

                                          6 Months Ended     12 Months Ended
                                              June 30,            June 30,
                                                2003                2003
                                                ----                ----
     Ratio of Earnings to Fixed Charges         1.11%               1.45%


 APPROVAL OF NON-AUDIT SERVICES

     On August 4, 2003 the Audit Committee of the Board of Directors of UniSource Energy pre-approved an increase in the dollar amount to $500,000 for PricewaterhouseCoopers LLP to perform audit related services of the gas and electric asset balances and results of operations for Citizens Communications Company, located in Arizona.

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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)  Exhibits.

       See Exhibit Index.

(b)  Reports on Form 8-K.

   - UniSource Energy and TEP Form 8-K, dated July 10, 2003 regarding the ACC order approving the acquisition by UniSource Energy of the Citizens Arizona gas and electric assets, and the Citizens Settlement Agreement.
   - UniSource Energy and TEP Form 8-K dated July 22, 2003 regarding the amendment and modification to the Citizens Asset Purchase Agreements.
   - UniSource Energy and TEP Form 8-K, dated July 30, 2003 furnished pursuant to Item 12 "Disclosure of Results of Operations and Financial Condition", announcing second quarter 2003 earnings for UniSource Energy and TEP.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.


                                        UNISOURCE ENERGY CORPORATION
                                        ----------------------------
                                                 (Registrant)


Date:  August 8, 2003                       /s/  Kevin P. Larson
                                        ----------------------------
                                                 Kevin P. Larson
                                            Vice President and Principal
                                                 Financial Officer



                                        TUCSON ELECTRIC POWER COMPANY
                                        -----------------------------
                                                 (Registrant)


Date:  August 8, 2003                       /s/  Kevin P. Larson
                                        -----------------------------
                                                 Kevin P. Larson
                                            Vice President and Principal
                                                 Financial Officer

                                 EXHIBIT INDEX

     10(a) - Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Philip Morris Capital Corporation as Owner Participant.
     10(b) - Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with IBM Credit, LLC as Owner Participant.
     10(c) - Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Emerson Finance Co. as Owner Participant.
     10(d) - Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity
           Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Philip Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor.
     10(e) - Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity
           Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and IBM Credit, LLC as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor.
     10(f) - Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity
           Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Emerson Finance Co. as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor.
     12 -  Computation of Ratio of Earnings to Fixed Charges - TEP.
     15 -  Letter regarding unaudited interim financial information.
     31(a) - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
           UniSource Energy, by James S. Pignatelli.
     31(b) - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
           UniSource Energy, by Kevin P. Larson.
     31(c) - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
           TEP, by James S. Pignatelli.
     31(d) - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
           TEP, by Kevin P. Larson.
     32 - Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).