Form 10-Q
period 2003-09-30
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2003-11-10
CIK 100122, 941138

--------------------------------------------------------------------------------


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

  (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For The Quarterly Period Ended September 30, 2003

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
Yes  X     No
    ---       ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     UniSource Energy Corporation       Yes  X   No
                                            ---     ---
     Tucson Electric Power Company      Yes      No  X
                                            ---     ---

     At November 6, 2003, 33,675,356 shares of UniSource Energy
Corporation's Common Stock, no par value (the only class of Common Stock), were outstanding.

     At November 6, 2003, 32,139,555 shares of Tucson Electric Power Company's common stock, no par value, were outstanding, of which 32,139,434 were held by UniSource Energy Corporation.

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


                             TABLE OF CONTENTS

                                                                           Page
Definitions................................................................  iv
Report of Independent Accountants..........................................   1

PART I  -  FINANCIAL INFORMATION

Item 1.  -  Financial Statements
   UniSource Energy Corporation
     Comparative Condensed Consolidated Statements of Income...............   2
     Comparative Condensed Consolidated Statements of Cash Flows...........   3
     Comparative Condensed Consolidated Balance Sheets.....................   4
     Condensed Consolidated Statement of Changes in Stockholders' Equity... 5 Tucson Electric Power Company
     Comparative Condensed Consolidated Statements of Income...............   6
     Comparative Condensed Consolidated Statements of Cash Flows...........   7
     Comparative Condensed Consolidated Balance Sheets.....................   8
     Condensed Consolidated Statement of Changes in Stockholders' Equity... 9 Notes to Condensed Consolidated Financial Statements
   Note 1.   Nature of Operations, Basis of Accounting Presentation
             and Stock-Based Compensation..................................  10
   Note 2.   Establishment of UES..........................................  12
   Note 3.   Regulatory Accounting.........................................  14
   Note 4.   Accounting Change: Accounting for Asset Retirement Obligations  15
   Note 5.   Stock-Based Compensation Plans................................  17
   Note 6.   Accounting for Derivative Instruments and Trading Activities..  18
   Note 7.   Business Segments.............................................  19
   Note 8.   Millennium....................................................  20
   Note 9.   Commitments and Contingencies.................................  22
   Note 10.  TEP Wholesale Accounts Receivable and Allowances..............  25
   Note 11.  UniSource Energy Earnings per Share (EPS).....................  25
   Note 12.  Income and Other Taxes........................................  26
   Note 13.  New Accounting Pronouncements.................................  27
   Note 14.  Subsequent Events.............................................  28
   Note 15.  Review by Independent Accountants.............................  28

Item 2.  -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations
   Overview of Consolidated Business.......................................  30
   UniSource Energy Consolidated
     Results of Operations.................................................  30
     Contribution By Business Segment......................................  32
     Liquidity and Capital Resources.......................................  32
   Tucson Electric Power Company
     Results of Operations.................................................  34
     Factors Affecting Results of Operations...............................  38
     Liquidity and Capital Resources.......................................  42
   UniSource Energy Services
     Results of Operations.................................................  44
     Factors Affecting Results of Operations...............................  45
     Liquidity and Capital Resources.......................................  46

                             TABLE OF CONTENTS
                                (concluded)

   Millennium Energy Holdings, Inc.
     Results of Operations.................................................  48
     Liquidity and Capital Resources.......................................  48
   UniSource Energy Development Company
     Results of Operations.................................................  49
     Springerville Generating Station Expansion............................  50
   Outlook and Strategies..................................................  50
   Critical Accounting Policies............................................  51
   New Accounting Pronouncements...........................................  55
   Safe Harbor for Forward-Looking Statements..............................  56

Item 3.  -  Quantitative and Qualitative Disclosures about Market Risk.....  57

Item 4.  -  Controls and Procedures........................................  59

PART II - OTHER INFORMATION

Item 1.  -  Legal Proceedings..............................................  60

Item 5.  -  Other Information
   Director Resignation....................................................  61
   Additional Financial Data...............................................  61
   Approval of Non-Audit Services..........................................  61
   SEC Reports Available on UniSource Energy's Website.....................  61

Item 6.  -  Exhibits and Reports on Form 8-K...............................  62

Signatures.................................................................  63

Exhibit Index..............................................................  64

                                DEFINITIONS

The abbreviations and acronyms used in the 2003 Third Quarter Form 10-Q are defined below:
--------------------------------------------------------------------------------

ACC..........................   Arizona Corporation Commission.
ACC Holding Company Order....   The order approved by the ACC in November
                                  1997 allowing TEP to form a holding company.
Capacity.....................   The ability to produce power; the most power
                                  a unit can produce or the maximum that can be taken under a contract; measured in MWs.
CISO.........................   California Independent System Operator.
Citizens.....................   Citizens Communications Company.
Citizens Settlement Agreement   An agreement with the ACC Staff dated
                                  April 1, 2003, addressing rate case and
                                  financing issues in the acquisition by
                                  UniSource Energy of the Citizens' Arizona
                                  gas and electric assets.
Common Stock.................   UniSource Energy's common stock, without par
                                  value.
Cooling Degree Days..........   An index used to measure the impact of
                                  weather on energy usage calculated by
                                  subtracting 75 from the average of the high
                                  and low daily temperatures.
CPX..........................   California Power Exchange.
Credit Agreement.............   Credit Agreement between TEP and a syndicate
                                  of banks, dated as of November 14, 2002.
Emission Allowance(s)........   An allowance issued by the Environmental
                                  Protection Agency which permits emission of
                                  one ton of sulfur dioxide or one ton of
                                  nitrogen oxide.  These allowances can be
                                  bought and sold.
ESP..........................   Energy Service Provider.
FAS 71.......................   Statement of Financial Accounting Standards
                                  No. 71: Accounting for the Effects of Certain Types of Regulation.
FAS 133......................   Statement of Financial Accounting Standards
                                  No. 133: Accounting for Derivative Instruments and Hedging Activities.
FAS 143......................   Statement of Financial Accounting Standards
                                  No. 143: Accounting for Asset Retirement
                                  Obligations.
FERC.........................   Federal Energy Regulatory Commission.
GAAP.........................   Generally Accepted Accounting Principles.
Global Solar.................   Global Solar Energy, Inc., a company that
                                  develops and manufactures thin-film
                                  photovoltaic cells. Millennium currently owns 99% of Global Solar.
Heating Degree Days..........   An index used to measure the impact of
                                  weather on energy usage calculated by
                                  subtracting the average of the high and low
                                  daily temperatures from 65.
IPS..........................   Infinite Power Solutions, Inc., a company
                                  that develops thin-film batteries. Millennium currently owns 72% of IPS.
ITN..........................   ITN Energy Systems, Inc., a company formed to
                                  provide research, development, and other
                                  services.  Millennium finalized a 2002
                                  Restructure Agreement and a share exchange
                                  agreement reducing its ownership in ITN to
                                  zero.
kWh..........................   Kilowatt-hour(s).
MEG..........................   Millennium Environmental Group, Inc., a wholly-
                                  owned subsidiary of Millennium, which
                                  manages and trades Emission Allowances, coal, and related financial instruments.
MicroSat.....................   MicroSat Systems, Inc., a company formed to
                                  develop and commercialize small-scale
                                  satellites. Millennium currently owns 35% of MicroSat.
Millennium...................   Millennium Energy Holdings, Inc., a wholly-
                                  owned subsidiary of UniSource Energy.
MW...........................   Megawatt(s).
MWh..........................   Megawatt-hour(s).
PGA..........................   Purchased Gas Adjuster, a retail rate mechanism
                                  designed to recover the cost of gas purchased for retail gas customers.
PWCC.........................   Pinnacle West Capital Corporation.
PG&E.........................   Pacific Gas and Electric Company.
Revolving Credit Facility....   $60 million revolving credit facility entered
                                  into under the Credit Agreement between a
                                  syndicate of banks and TEP.
Rules........................   Retail Electric Competition Rules.
SCE..........................   Southern California Edison Company.

                                DEFINITIONS
                                (concluded)

Springerville................   Springerville Generating Station.
Springerville Common
  Facilities Leases..........   Leveraged lease arrangements relating to an
                                  undivided one-half interest in certain
                                  Springerville facilities used in common by
                                  Springerville Unit 1 and Springerville Unit 2.
Springerville Unit 1.........   Unit 1 of the Springerville Generating
                                  Station.
Springerville Unit 2.........   Unit 2 of the Springerville Generating
                                  Station.
SRP..........................   Salt River Project Agricultural Improvement
                                  and Power District.
Sundt Generating Station.....   H. Wilson Sundt Generating Station (formerly
                                  known as the Irvington Generating Station).
TEP..........................   Tucson Electric Power Company, the principal
                                  subsidiary of UniSource Energy.
TEP Settlement Agreement.....   TEP's Settlement Agreement approved by the ACC
                                  in November 1999 that provided for electric
                                  retail competition and transition asset
                                  recovery.
Therm........................   A unit of heating value equivalent to 100,000
                                  British thermal units (Btu).
Tri-State....................   Tri-State Generation and Transmission
                                  Association.
TruePricing..................   TruePricing, Inc., a start-up company
                                  established to market energy related products. Millennium and TEP collectively own 57% of the outstanding shares of TruePricing.
UED..........................   UniSource Energy Development Company, a
                                  wholly-owned subsidiary of UniSource Energy,
                                  which engages in developing generation
                                  resources and other project development
                                  services and related activities.
UES..........................   UniSource Energy Services, Inc., an intermediate
                                  holding company established to own the
                                  operating companies (UNS Gas and UNS Electric) which acquired the Citizens Arizona gas and electric utility assets.
UniSource Energy.............   UniSource Energy Corporation.
UNS Electric.................   UNS Electric, Inc., a wholly-owned subsidiary
                                  of UES, which acquired the Citizens Arizona
                                  electric utility assets.
UNS Gas......................   UNS Gas, Inc., a wholly-owned subsidiary of
                                  UES, which acquired the Citizens Arizona gas utility assets.

                     Report of Independent Accountants


To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors and Stockholder of Tucson Electric Power Company

We have reviewed the accompanying condensed consolidated balance sheets of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company and its subsidiaries (TEP) as of September 30, 2003, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2003 and 2002 and the condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's and TEP's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets and statements of capitalization of the Company and TEP as of December 31, 2002, and the related consolidated statements of income, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 6, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheets from which it has been derived.



PricewaterhouseCoopers LLP
Los Angeles, California
November 5, 2003

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended
                                                             September 30,
                                                           2003        2002
                                                              (Unaudited)
-------------------------------------------------------------------------------
                                                        -Thousands of Dollars-
Operating Revenues
 Electric Retail Sales                                  $253,391     $214,432
 Electric Wholesale Sales                                 32,297       41,125
 Gas Revenue                                              10,336            -
 Net Gain on TEP Forward Contracts and MEG
  Trading Activities                                         863          375
 Other Revenues                                            5,911        2,833
-------------------------------------------------------------------------------
    Total Operating Revenues                             302,798      258,765
-------------------------------------------------------------------------------
Operating Expenses
 Fuel                                                     64,247       58,422
 Purchased Energy                                         47,200       23,345
 Coal Contract Termination Fee                                 -       11,250
 Other Operations and Maintenance                         48,597       46,668
 Depreciation and Amortization                            34,032       31,107
 Amortization of Transition Recovery Asset                13,472       10,790
 Taxes Other Than Income Taxes                            12,676       11,753
-------------------------------------------------------------------------------
    Total Operating Expenses                             220,224      193,335
-------------------------------------------------------------------------------
      Operating Income                                    82,574       65,430
-------------------------------------------------------------------------------
Other Income (Deductions)
 Interest Income                                           5,090        5,231
 Other Income                                              1,358        2,113
 Other Expense                                              (950)      (2,571)
-------------------------------------------------------------------------------
    Total Other Income (Deductions)                        5,498        4,773
-------------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                           20,532       16,025
 Interest on Capital Leases                               21,257       21,944
 Other Interest Expense, Net of Amounts Capitalized          603          208
-------------------------------------------------------------------------------
    Total Interest Expense                                42,392       38,177
-------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative Effect
 of Accounting Change                                     45,680       32,026
  Income Tax Expense                                      18,996        9,207
-------------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change      26,684       22,819
Cumulative Effect of Accounting Change - Net of Tax            -            -
-------------------------------------------------------------------------------
Net Income                                              $ 26,684     $ 22,819
===============================================================================
Average Shares of Common Stock Outstanding (000)          33,838       33,692
===============================================================================
Basic Earnings per Share
 Income Before Cumulative Effect of Accounting Change      $0.79        $0.68
 Cumulative Effect of Accounting Change - Net of Tax           -            -
 Net Income                                                $0.79        $0.68
===============================================================================
Diluted Earnings per Share
 Income Before Cumulative Effect of Accounting Change      $0.78        $0.67
 Cumulative Effect of Accounting Change - Net of Tax           -            -
 Net Income                                                $0.78        $0.67
===============================================================================
Dividends Paid per Share                                   $0.15       $0.125
===============================================================================

See Notes to Condensed Consolidated Financial Statements.



UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          Nine Months Ended
                                                            September 30,
                                                           2003      2002
                                                             (Unaudited)
-------------------------------------------------------------------------------
                                                        -Thousands of Dollars-
Operating Revenues
 Electric Retail Sales                                  $557,174     $521,064
 Electric Wholesale Sales                                107,994      125,911
 Gas Revenue                                              10,336            -
 Net Gain on TEP Forward Contracts and MEG
  Trading Activities                                         318          936
 Other Revenues                                           12,850       10,672
-------------------------------------------------------------------------------
    Total Operating Revenues                             688,672      658,583
-------------------------------------------------------------------------------
Operating Expenses
 Fuel                                                    162,512      164,937
 Purchased Energy                                         80,898       46,909
 Coal Contract Termination Fee                                 -       11,250
 Other Operations and Maintenance                        150,243      140,890
 Depreciation and Amortization                            95,472       96,075
 Amortization of Transition Recovery Asset                24,842       20,311
 Taxes Other Than Income Taxes                            35,419       34,704
-------------------------------------------------------------------------------
    Total Operating Expenses                             549,386      515,076
-------------------------------------------------------------------------------
      Operating Income                                   139,286      143,507
-------------------------------------------------------------------------------
Other Income (Deductions)
 Interest Income                                          15,380       14,913
 Other Income                                              3,440        4,657
 Other Expense                                            (3,242)      (6,213)
-------------------------------------------------------------------------------
    Total Other Income (Deductions)                       15,578       13,357
-------------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                           58,917       48,115
 Interest on Capital Leases                               62,791       65,896
 Other Interest Expense, Net of Amounts Capitalized          903          799
-------------------------------------------------------------------------------
    Total Interest Expense                               122,611      114,810
-------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative Effect
 of Accounting Change                                     32,253       42,054
  Income Tax Expense                                      15,187       13,661
-------------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change      17,066       28,393
Cumulative Effect of Accounting Change - Net of Tax       67,471            -
-------------------------------------------------------------------------------
Net Income                                              $ 84,537     $ 28,393
===============================================================================
Average Shares of Common Stock Outstanding (000)          33,799       33,654
===============================================================================
Basic Earnings per Share
 Income Before Cumulative Effect of Accounting Change      $0.50        $0.84
 Cumulative Effect of Accounting Change - Net of Tax       $2.00            -
 Net Income                                                $2.50        $0.84
===============================================================================
Diluted Earnings per Share
 Income Before Cumulative Effect of Accounting Change      $0.50        $0.83
 Cumulative Effect of Accounting Change - Net of Tax       $1.97            -
 Net Income                                                $2.47        $0.83
===============================================================================
Dividends Paid per Share                                   $0.45       $0.375
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
                                                           2003       2002
                                                             (Unaudited)
-------------------------------------------------------------------------------
                                                        -Thousands of Dollars-
Cash Flows from Operating Activities
 Cash Receipts from Electric Retail Sales               $584,028     $550,291
 Cash Receipts from Electric Wholesale Sales             155,505      191,468
 Cash Receipts from Gas Sales                             10,634            -
 MEG Cash Receipts from Trading Activity                  64,657       41,734
 Interest Received                                        22,248       13,018
 Other Cash Receipts                                       5,256       18,119
 Fuel Costs Paid                                        (158,327)    (157,179)
 Purchased Power Costs Paid                             (124,897)    (108,875)
 Wages Paid, Net of Amounts Capitalized                  (58,769)     (57,378)
 Payment of Other Operations and Maintenance Costs       (83,260)     (93,984)
 MEG Cash Payments for Trading Activity                  (62,548)     (46,039)
 Capital Lease Interest Paid                             (74,142)     (68,329)
 Taxes Paid, Net of Amounts Capitalized                  (70,071)     (69,040)
 Debt Interest Paid, Net of Amounts Capitalized          (62,301)     (52,925)
 Income Taxes Paid                                        (4,616)     (10,416)
 MEG Performance Deposits                                 (4,804)       4,632
 Coal Contract Termination Fee                                 -      (11,250)
 Other                                                    (5,189)      (7,692)
-------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                    133,404      136,155
-------------------------------------------------------------------------------
Cash Flows from Investing Activities
 Capital Expenditures                                   (101,389)     (81,728)
 Purchase of Citizens Assets                            (224,138)           -
 Investment in Springerville Lease Debt and Equity        12,078     (134,989)
 Investment in and Loans to Equity Investees              (1,661)     (23,262)
 Other                                                    (3,869)        (425)
-------------------------------------------------------------------------------
Net Cash Flows - Investing Activities                   (318,979)    (240,404)
-------------------------------------------------------------------------------
Cash Flows from Financing Activities
 Proceeds from Borrowings under Revolving
  Credit Facility                                         45,000            -
 Repayments on Revolving Credit Facility                 (25,000)           -
 Proceeds from Issuance of Short-Term Debt                35,850          957
 Repayments of Short-Term Debt                              (960)        (853)
 Proceeds from Issuance of Long-Term Debt                160,000            -
 Repayments of Long-Term Debt                             (1,826)      (1,879)
 Common Stock Dividends Paid                             (15,139)     (12,602)
 Payments on Capital Lease Obligations                   (42,444)     (19,620)
 Other                                                     1,689        2,704
-------------------------------------------------------------------------------
Net Cash Flows - Financing Activities                    157,170      (31,293)
-------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                (28,405)    (135,542)
Cash and Cash Equivalents, Beginning of Year              90,928      228,154
-------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                $ 62,523     $ 92,612
===============================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
-------------------------------------------------------------------------------
Net Income                                              $ 84,537     $ 28,393
Adjustments to Reconcile Net Income to Net Cash Flows
 Cumulative Effect of Accounting Change - Net of Tax     (67,471)           -
 Depreciation and Amortization Expense                    95,472       96,075
 Depreciation Recorded to Fuel and Other O&M Expense       4,300        4,190
 Amortization of Transition Recovery Asset                24,842       20,311
 Net Unrealized Gain on Forward Electric Sales
  and Purchases and MEG Trading Activities                (2,683)      (1,206)
 Amortization of Deferred Debt-Related Costs included
  in Interest Expense                                      2,223        1,428
 Provision for Bad Debts                                   4,018        1,753
 Deferred Income Taxes                                    16,941       14,521
 Losses from Equity Method Entities                        2,391        3,888
Other, Net                                                 3,187       (6,541)
Changes in Current Assets and Liabilities which
 Provided (Used) Cash Exclusive of Changes Shown
 Separately:
  Accounts Receivable                                    (21,441)      16,361
  Materials and Fuel Inventory                            (2,332)         705
  Accounts Payable                                       (10,231)     (40,011)
  Interest Accrued                                       (16,976)      (9,817)
  Taxes Accrued                                           11,094        7,728
  Other Current Assets                                    (9,888)       2,640
  Other Current Liabilities                               15,421       (4,263)
-------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                   $133,404     $136,155
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,  December 31,
                                                        2003          2002
                                                     (Unaudited)
-------------------------------------------------------------------------------
ASSETS                                                -Thousands of Dollars-
Utility Plant
 Plant in Service                                  $ 2,868,462    $ 2,598,884
 Utility Plant under Capital Leases                    747,533        747,556
 Construction Work in Progress                         120,017         59,926
-------------------------------------------------------------------------------
    Total Utility Plant                              3,736,012      3,406,366
 Less Accumulated Depreciation and Amortization     (1,296,775)    (1,346,101)
 Less Accumulated Depreciation of Capital Lease
  Assets                                              (413,741)      (391,915)
-------------------------------------------------------------------------------
    Total Utility Plant - Net                        2,025,496      1,668,350
-------------------------------------------------------------------------------
Investments and Other Property
 Investments in Lease Debt and Equity                  179,010        191,867
 Other                                                 122,974        123,238
-------------------------------------------------------------------------------
    Total Investments and Other Property               301,984        315,105
-------------------------------------------------------------------------------
Current Assets
 Cash and Cash Equivalents                              62,523         90,928
 Trade Accounts Receivable                              91,436         75,787
 Unbilled Accounts Receivable                           31,880          9,910
 Allowance for Doubtful Accounts                       (12,184)        (9,062)
 Materials and Fuel Inventory                           53,476         46,657
 Trading Assets                                         29,199         15,150
 Current Regulatory Assets                              16,577         11,778
 Deferred Income Taxes - Current                        11,593         15,917
 Interest Receivable - Current                           6,210         12,178
 Other                                                  20,179         15,762
-------------------------------------------------------------------------------
    Total Current Assets                               310,889        285,005
-------------------------------------------------------------------------------
Regulatory and Other Assets
 Transition Recovery Asset                             282,278        307,120
 Income Taxes Recoverable Through Future Revenues       51,648         57,044
 Other Regulatory Assets                                12,890         10,504
 Other Assets                                           47,619         47,606
-------------------------------------------------------------------------------
    Total Regulatory and Other Assets                  394,435        422,274
-------------------------------------------------------------------------------
Total Assets                                       $ 3,032,804    $ 2,690,734
===============================================================================
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
 Common Stock Equity                               $   508,078    $   438,229
 Capital Lease Obligations                             761,855        801,611
 Long-Term Debt                                      1,286,685      1,128,963
-------------------------------------------------------------------------------
    Total Capitalization                             2,556,618      2,368,803
-------------------------------------------------------------------------------
Current Liabilities
 Current Obligations under Capital Leases               50,280         42,960
 Current Maturities of Long-Term Debt                    1,771          1,840
 Borrowings under Revolving Credit Facility             20,000              -
 Term Loan Payable                                      35,000              -
 Accounts Payable                                       63,337         48,934
 Interest Accrued                                       33,408         60,238
 Trading Liabilities                                    23,184         10,255
 Taxes Accrued                                          44,741         33,850
 Accrued Employee Expenses                              11,995         13,644
 Other                                                  18,056          7,659
-------------------------------------------------------------------------------
    Total Current Liabilities                          301,772        219,380
-------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
 Deferred Income Taxes - Noncurrent                     86,009         34,552
 Other                                                  88,405         67,999
-------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities       174,414        102,551
-------------------------------------------------------------------------------
Commitments and Contingencies (Note 9)
-------------------------------------------------------------------------------
Total Capitalization and Other Liabilities         $ 3,032,804    $ 2,690,734
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Accumulated
                         Common          Accumulated    Other         Total
                         Shares   Common  Earnings  Comprehensive Stockholders'
                      Outstanding* Stock  (Deficit) Income (Loss)    Equity
-------------------------------------------------------------------------------
                                          (Unaudited)
                                         -In Thousands-

Balances at
 December 31, 2002       33,579  $661,185 $(218,932)  $  (4,024)     $438,229
-------------------------------------------------------------------------------
Comprehensive Income:
  2003 Year-to-Date Net
   Income                     -         -    84,537           -        84,537
                                                                     ---------
Total Comprehensive
  Income                                                               84,537
                                                                     ---------

Dividends Declared            -         -   (15,139)          -       (15,139)
Shares Issued under Stock
 Compensation Plans           7        75         -           -            75
Shares Distributed by
 Deferred Compensation
 Trust                        3        50         -           -            50
Shares Issued for Stock
 Options                     24       326         -           -           326
-------------------------------------------------------------------------------
Balances at
 September 30, 2003      33,613  $661,636 $(149,534)  $  (4,024)     $508,078
===============================================================================

*UniSource Energy has 75 million authorized shares of common stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended
                                                             September 30,
                                                           2003        2002
                                                              (Unaudited)
-------------------------------------------------------------------------------
                                                        -Thousands of Dollars-
Operating Revenues
 Electric Retail Sales                                  $229,735     $214,432
 Electric Wholesale Sales                                 32,297       41,125
 Net Unrealized Gain on Forward Electric Sales and
  Purchases                                                  148           85
 Other Revenues                                            2,235        1,601
-------------------------------------------------------------------------------
    Total Operating Revenues                             264,415      257,243
-------------------------------------------------------------------------------
Operating Expenses
 Fuel                                                     64,247       58,422
 Purchased Power                                          22,826       23,345
 Coal Contract Termination Fee                                 -       11,250
 Other Operations and Maintenance                         36,676       39,712
 Depreciation and Amortization                            30,592       30,203
 Amortization of Transition Recovery Asset                13,472       10,790
 Taxes Other Than Income Taxes                            10,732       11,467
-------------------------------------------------------------------------------
    Total Operating Expenses                             178,545      185,189
-------------------------------------------------------------------------------
      Operating Income                                    85,870       72,054
-------------------------------------------------------------------------------
Other Income (Deductions)
 Interest Income                                           5,055        5,159
 Interest Income - Note Receivable from UniSource
  Energy                                                   2,581        2,352
 Other Income                                                590        1,877
 Other Expense                                              (255)        (447)
-------------------------------------------------------------------------------
    Total Other Income (Deductions)                        7,971        8,941
-------------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                           18,999       16,025
 Interest on Capital Leases                               21,254       21,923
 Other Interest Expense, Net of Amounts Capitalized          144           93
-------------------------------------------------------------------------------
    Total Interest Expense                                40,397       38,041
-------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative Effect
 of Accounting Change                                     53,444       42,954
  Income Tax Expense                                      21,942       16,392
-------------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change      31,502       26,562
Cumulative Effect of Accounting Change - Net of Tax            -            -
-------------------------------------------------------------------------------
Net Income                                              $ 31,502     $ 26,562
===============================================================================

See Notes to Condensed Consolidated Financial Statements.



TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          Nine Months Ended
                                                            September 30,
                                                          2003        2002
                                                             (Unaudited)
-------------------------------------------------------------------------------
                                                       -Thousands of Dollars-
Operating Revenues
 Electric Retail Sales                                 $ 533,518   $ 521,064
 Electric Wholesale Sales                                107,994     125,911
 Net Unrealized Gain on Forward Electric Sales and
  Purchases                                                   39         807
 Other Revenues                                            6,734       6,819
-------------------------------------------------------------------------------
    Total Operating Revenues                             648,285     654,601
-------------------------------------------------------------------------------
Operating Expenses
 Fuel                                                    162,512     164,937
 Purchased Power                                          56,524      46,909
 Coal Contract Termination Fee                                 -      11,250
 Other Operations and Maintenance                        122,757     123,605
 Depreciation and Amortization                            89,976      93,048
 Amortization of Transition Recovery Asset                24,842      20,311
 Taxes Other Than Income Taxes                            32,678      33,735
-------------------------------------------------------------------------------
    Total Operating Expenses                             489,289     493,795
-------------------------------------------------------------------------------
      Operating Income                                   158,996     160,806
-------------------------------------------------------------------------------
Other Income (Deductions)
 Interest Income                                          15,259      14,388
 Interest Income - Note Receivable from UniSource
  Energy                                                   7,660       6,978
 Other Income                                              1,713       2,798
 Other Expense                                              (790)     (1,273)
-------------------------------------------------------------------------------
    Total Other Income(Deductions)                        23,842      22,891
-------------------------------------------------------------------------------
Interest Expense
 Long-Term Debt                                           57,384      48,115
 Interest on Capital Leases                               62,781      65,843
 Other Interest Expense, Net of Amounts Capitalized          211         273
-------------------------------------------------------------------------------
    Total Interest Expense                               120,376     114,231
-------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative Effect
 of Accounting Change                                     62,462      69,466
  Income Tax Expense                                      26,962      27,367
-------------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change      35,500      42,099
Cumulative Effect of Accounting Change - Net of Tax       67,471           -
-------------------------------------------------------------------------------
Net Income                                             $ 102,971   $  42,099
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
                                                           2003       2002
                                                             (Unaudited)
-------------------------------------------------------------------------------
                                                        -Thousands of Dollars-
Cash Flows from Operating Activities
 Cash Receipts from Electric Retail Sales              $ 560,668    $ 550,291
 Cash Receipts from Electric Wholesale Sales             155,505      191,468
 Interest Received                                        22,004       12,527
 Fuel Costs Paid                                        (158,327)    (157,179)
 Purchased Power Costs Paid                              (92,762)    (108,875)
 Wages Paid, Net of Amounts Capitalized                  (46,101)     (45,745)
 Payment of Other Operations and Maintenance Costs       (72,947)     (78,967)
 Capital Lease Interest Paid                             (74,131)     (68,276)
 Taxes Paid, Net of Amounts Capitalized                  (66,081)     (65,526)
 Debt Interest Paid, Net of Amounts Capitalized          (62,095)     (52,902)
 Income Taxes Paid                                        (3,718)     (10,306)
 Coal Contract Termination Fee                                 -      (11,250)
 Other                                                       259           93
-------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                    162,274      155,353
-------------------------------------------------------------------------------
Cash Flows from Investing Activities
 Capital Expenditures                                    (97,105)     (72,181)
 Purchase of North Loop Gas Turbine from UED                   -      (14,853)
 Investment in Springerville Lease Debt and Equity        12,078     (134,989)
 Other                                                    (1,902)        (789)
-------------------------------------------------------------------------------
Net Cash Flows - Investing Activities                    (86,929)    (222,812)
-------------------------------------------------------------------------------
Cash Flows from Financing Activities
 Proceeds from Borrowings under Revolving Credit
  Facility                                                45,000            -
 Repayments on Revolving Credit Facility                 (25,000)           -
 Repayments of Long-Term Debt                             (1,725)      (1,879)
 Dividends Paid to UniSource Energy                      (58,500)     (10,000)
 Payments on Capital Lease Obligations                   (42,379)     (19,384)
 Other                                                   (14,614)       6,926
-------------------------------------------------------------------------------
Net Cash Flows - Financing Activities                    (97,218)     (24,337)
-------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                (21,873)     (91,796)
Cash and Cash Equivalents, Beginning of Year              55,778      159,680
-------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period               $  33,905    $  67,884
===============================================================================

SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
-------------------------------------------------------------------------------
Net Income                                             $ 102,971    $  42,099
Adjustments to Reconcile Net Income to Net Cash Flows
 Cumulative Effect of Accounting Change - Net of Tax     (67,471)           -
 Depreciation and Amortization Expense                    89,976       93,048
 Depreciation Recorded to Fuel and Other O&M Expense       4,300        4,190
 Amortization of Transition Recovery Asset                24,842       20,311
 Net Unrealized Gain on Forward Electric Sales and
  Purchases                                                  (39)        (807)
 Amortization of Deferred Debt-Related Costs included
  in Interest Expense                                      2,199        1,428
 Provision for Bad Debts                                   3,910        1,753
 Deferred Income Taxes                                    25,504       25,557
 (Income) Losses from Equity Method Entities                (132)         279
 Interest on Note Receivable from UniSource Energy        (7,660)      (6,978)
Other, Net                                                 8,652         (894)
Changes in Current Assets and Liabilities which
 Provided (Used) Cash Exclusive of Changes Shown
 Separately:
  Accounts Receivable                                    (19,111)      18,625
  Materials and Fuel Inventory                              (801)       1,338
  Accounts Payable                                        (1,046)     (39,080)
  Interest Accrued                                       (18,661)      (9,817)
  Taxes Accrued                                           10,778        9,702
  Other Current Assets                                     7,541       (4,981)
  Other Current Liabilities                               (3,478)        (420)
-------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                  $ 162,274    $ 155,353
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,  December 31,
                                                        2003           2002
                                                     (Unaudited)
-------------------------------------------------------------------------------
ASSETS                                                -Thousands of Dollars-
Utility Plant
 Plant in Service                                  $ 2,635,379    $ 2,598,884
 Utility Plant under Capital Leases                    747,533        747,556
 Construction Work in Progress                         107,493         59,926
-------------------------------------------------------------------------------
    Total Utility Plant                              3,490,405      3,406,366
 Less Accumulated Depreciation and Amortization     (1,294,586)    (1,346,101)
 Less Accumulated Depreciation of Capital Lease
  Assets                                              (413,741)      (391,915)
-------------------------------------------------------------------------------
    Total Utility Plant - Net                        1,782,078      1,668,350
-------------------------------------------------------------------------------
Investments and Other Property
 Investments in Lease Debt and Equity                  179,010        191,867
 Other                                                  20,968         21,358
-------------------------------------------------------------------------------
    Total Investments and Other Property               199,978        213,225
-------------------------------------------------------------------------------
Note Receivable from UniSource Energy                   70,132         79,462
-------------------------------------------------------------------------------
Current Assets
 Cash and Cash Equivalents                              33,905         55,778
 Trade Accounts Receivable                              66,228         66,826
 Unbilled Accounts Receivable                           22,104          9,910
 Allowance for Doubtful Accounts                       (11,828)        (9,012)
 Intercompany Accounts Receivable                       20,999         14,851
 Materials and Fuel Inventory                           45,301         44,500
 Interest on Note Receivable from UniSource Energy      16,990              -
 Current Regulatory Assets                              10,944         11,778
 Deferred Income Taxes - Current                        12,337         15,917
 Interest Receivable - Current                           6,210         12,178
 Other                                                   8,736          8,407
-------------------------------------------------------------------------------
    Total Current Assets                               231,926        231,133
-------------------------------------------------------------------------------
Regulatory and Other Assets
 Transition Recovery Asset                             282,278        307,120
 Income Taxes Recoverable Through Future Revenues       51,648         57,044
 Other Regulatory Assets                                11,596         10,504
 Other Assets                                           45,890         46,752
-------------------------------------------------------------------------------
    Total Regulatory and Other Assets                  391,412        421,420
-------------------------------------------------------------------------------
Total Assets                                       $ 2,675,526    $ 2,613,590
===============================================================================
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
 Common Stock Equity                               $   382,018    $   337,463
 Capital Lease Obligations                             761,805        801,508
 Long-Term Debt                                      1,126,685      1,128,410
-------------------------------------------------------------------------------
    Total Capitalization                             2,270,508      2,267,381
-------------------------------------------------------------------------------
Current Liabilities
 Current Obligations under Capital Leases               50,205         42,872
 Current Maturities of Long-Term Debt                    1,725          1,725
 Borrowings under Revolving Credit Facility             20,000              -
 Accounts Payable                                       40,088         41,704
 Intercompany Accounts Payable                           8,522         12,478
 Interest Accrued                                       31,568         60,238
 Taxes Accrued                                          43,655         35,772
 Accrued Employee Expenses                              11,786         13,370
 Other                                                   7,954          7,543
-------------------------------------------------------------------------------
    Total Current Liabilities                          215,503        215,702
-------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
 Deferred Income Taxes - Noncurrent                    119,122         67,490
 Other                                                  70,393         63,017
-------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities       189,515        130,507
-------------------------------------------------------------------------------
Commitments and Contingencies (Note 9)
-------------------------------------------------------------------------------
Total Capitalization and Other Liabilities         $ 2,675,526    $ 2,613,590
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Accumulated
                                Capital  Accumulated    Other         Total
                        Common   Stock    Earnings  Comprehensive Stockholders'
                        Stock   Expense   (Deficit) Income (Loss)    Equity
-------------------------------------------------------------------------------
                                            (Unaudited)
                                       -Thousands of Dollars-

Balances at
 December 31, 2002   $ 653,529 $ (6,357)  $(305,685)   $ (4,024)    $ 337,463
-------------------------------------------------------------------------------
Comprehensive Income:
 2003 Year-to-Date
 Net Income                  -        -     102,971           -       102,971
                                                                     ---------
Total Comprehensive
 Income                                                               102,971
                                                                     ---------
Dividends Declared           -        -     (58,500)          -       (58,500)
Other                       84        -           -           -            84
-------------------------------------------------------------------------------

Balances at
 September 30, 2003  $ 653,613 $ (6,357)  $(261,214)   $ (4,024)    $ 382,018
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 1. NATURE OF OPERATIONS, BASIS OF ACCOUNTING PRESENTATION AND STOCK-BASED COMPENSATION
------------------------------------------------------------------------------

     UniSource Energy Corporation (UniSource Energy) is an exempt holding company under the Public Utility Holding Company Act of 1935. UniSource Energy has no significant operations of its own, but owns substantially all of the common stock of Tucson Electric Power Company (TEP) and all of the common stock of UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium) and UniSource Energy Development Company (UED).

     TEP, a regulated public utility incorporated in Arizona since 1963, is UniSource Energy's largest operating subsidiary and represented approximately 86% of UniSource Energy's assets as of September 30, 2003. TEP generates, transmits and distributes electricity. TEP serves retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the western U.S.

     On August 11, 2003, UniSource Energy completed the purchase of the Arizona gas and electric system assets from Citizens Communications Company (Citizens). This acquisition adds approximately 127,000 retail gas customers and 80,000 retail electric customers in Arizona to UniSource Energy's customer base. UniSource Energy formed two new operating companies called UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric) to acquire these assets, as well as an intermediate holding company, UES, to hold the common stock of UNS Gas and UNS Electric. See Note 2.

     Millennium's unregulated businesses are described in Note 8 and UED's services are described in Note 7.

     References to "we" and "our" are to UniSource Energy and its subsidiaries, collectively.

     The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the Securities and Exchange Commission's (SEC) interim reporting requirements which do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for audited annual financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for audited annual financial statements. This quarterly report should be reviewed in conjunction with UniSource Energy and TEP's 2002 Annual Report on Form 10-K.

     Weather, among other factors, causes seasonal fluctuations in TEP and UES's sales; therefore, quarterly results are not indicative of annual operating results. UniSource Energy and TEP have made minor reclassifications to the prior year financial statements for comparative purposes. These reclassifications had no effect on net income.

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

UniSource Energy:
----------------
                                         Three Months Ended September 30,
                                                 2003        2002
      --------------------------------------------------------------------
                                              -Thousands of Dollars-
                                              (except per share data)
      Net Income - As Reported                  $ 26,684   $ 22,819
      Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method, net of
       related tax effects                          (248)      (318)
      --------------------------------------------------------------------
      Pro Forma Net Income                      $ 26,436   $ 22,501
      ====================================================================
      Basic Earnings per Share:
       As Reported                                 $0.79      $0.68
       Pro Forma                                   $0.78      $0.67
      ====================================================================
      Diluted Earnings per Share:
       As Reported                                 $0.78      $0.67
       Pro Forma                                   $0.77      $0.66
      ====================================================================

                                           Nine Months Ended September 30,
                                                   2003       2002
      --------------------------------------------------------------------
                                               -Thousands of Dollars-
                                               (except per share data)
      Net Income - As Reported                  $ 84,537   $ 28,393
      Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method, net of
       related tax effects                          (733)      (953)
      --------------------------------------------------------------------
      Pro Forma Net Income                      $ 83,804   $ 27,440
      ====================================================================
      Basic Earnings per Share:
       As Reported                                 $2.50      $0.84
       Pro Forma                                   $2.48      $0.82
      ====================================================================
      Diluted Earnings per Share:
       As Reported                                 $2.47      $0.83
       Pro Forma                                   $2.45      $0.81
      ====================================================================

TEP:
---
                                         Three Months Ended September 30,
                                                  2003       2002
      --------------------------------------------------------------------
                                              -Thousands of Dollars-
      Net Income - As Reported                  $ 31,502   $ 26,562
      Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method, net of
       related tax effects                          (244)      (314)
      --------------------------------------------------------------------
      Pro Forma Net Income                      $ 31,258   $ 26,248
      ====================================================================

                                           Nine Months Ended September 30,
                                                   2003       2002
      --------------------------------------------------------------------
                                               -Thousands of Dollars-
      Net Income - As Reported                  $102,971   $ 42,099
      Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method, net of
       related tax effects                          (723)      (942)
      --------------------------------------------------------------------
      Pro Forma Net Income                      $102,248   $ 41,157
      ====================================================================

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
      ---------------------------------------------------------------


NOTE 2.  ESTABLISHMENT OF UES
-----------------------------

     On August 11, 2003, UniSource Energy acquired the Arizona gas and electric system assets from Citizens for $224 million, comprised of the base purchase price plus other operating capital adjustments. The results of UNS Gas, UNS Electric, and UES have been included in UniSource Energy's consolidated financial statements since the acquisition date.

     The purchase price and the allocation of the assets acquired and the liabilities assumed based on their estimated fair market values as of the acquisition date are as follows:

          Purchase Price (in thousands):
           Cash Paid                                    $224,138
           Transaction Costs                               4,891
         ---------------------------------------------------------
             Total Purchase Price                       $229,029
         =========================================================

          Allocation of Purchase Price (in thousands):
           Property, Plant & Equipment                  $242,421
           Current Assets                                 29,388
           Regulatory Assets                               1,321
           Other Assets                                      580
           Current Liabilities                           (30,962)
           Deferred Credits and Other Liabilities        (13,719)
         ---------------------------------------------------------
             Total Purchase Price                       $229,029
         =========================================================


     UniSource Energy is in the process of evaluating the allocation of post-closing purchase price adjustments. Potential adjustments to the purchase price allocation are not expected to be material.

     The investment was funded by $160 million in senior unsecured notes issued by UNS Electric and UNS Gas in a private placement, $35 million from short-term bridge financing debt issued by UniSource Energy (see Note 14), and approximately $50 million in cash from UniSource Energy. UNS Gas issued $50 million of 6.23% Notes due August 11, 2011 and $50 million of 6.23% Notes due August 11, 2015. UNS Electric issued $60 million of 7.61% Notes due August 11, 2008. All three series of notes may be prepaid with a make-whole call premium reflecting a discount rate equal to an equivalent maturity U.S. Treasury security yield plus 50 basis points. The notes are guaranteed by UES.

  RATES AND REGULATION

     Concurrent with the closing of the acquisition, retail rate increases for customers of both UNS Electric and UNS Gas went into effect on August 11, 2003. These rate increases were approved by the Arizona Corporation Commission (ACC) on July 3, 2003, when it approved the acquisition and the terms of the April 1, 2003 settlement agreement (Citizens Settlement Agreement) among UniSource Energy, Citizens, and the ACC Staff.

     UNS Gas

     UNS Gas is regulated by the ACC with respect to retail gas rates, the issuance of securities, and transactions with affiliated parties. UNS Gas' retail gas rates include a monthly customer charge, a base rate charge for delivery services and the cost of gas (expressed in cents per therm), and a Purchased Gas Adjustor (PGA) mechanism.

     The PGA mechanism is intended to address the volatility of natural gas prices and allows UNS Gas to recover its costs through a price adjustor. The PGA charge may be changed monthly based on an ACC approved mechanism that compares the twelve-month rolling average gas cost to the base cost of gas, subject to limitations on how much the price per therm may change in a twelve month period. The difference between the actual cost of UNS Gas' gas supplies and transportation contracts and that currently allowed by the ACC are deferred and recovered or repaid through the PGA mechanism. When under or over recovery trigger points are met, UNS Gas may request a PGA surcharge or surcredit with the goal of collecting or returning the amount deferred from or to customers over a twelve month period.

     The related ACC order and the Citizens Settlement Agreement include the following terms related to UNS Gas rates:

     - An increase in retail delivery base rates, effective August 11, 2003, equivalent to a 20.9% overall increase over 2001 test year retail revenues through a base rate increase.
     - Fair value rate base of $142 million and allowed rate of return of 7.49%, based on a cost of capital of 9.05%, derived from a cost of equity of 11.00% and a cost of debt of 7.75% (based on a capital structure of 60% debt and 40% equity).
     - The existing PGA rate may not change more than $0.15 per therm through July 2004. Thereafter, the PGA rate may not change more than $0.10 per therm.

     Under the terms of the ACC order, UNS Gas may not file a general rate increase until August 2006 and any resulting rate increase shall not become effective prior to August 1, 2007.

     The Citizens Settlement Agreement also limits dividends payable by UNS Gas to UniSource Energy to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. The ratio of common equity to total capitalization for UNS Gas is 34% at September 30, 2003.

     On September 9, 2003, the ACC approved a new PGA surcharge of $0.1155 per therm that took effect on October 1, 2003.

     UNS Electric

     UNS Electric is regulated by the ACC with respect to retail electric rates, the issuance of securities, and transactions with affiliated parties, and by the FERC with respect to wholesale power contracts and interstate transmission service.

     UNS Electric's retail electric rates include a Purchased Power and Fuel Adjustment clause (PPFAC), that allows for a separate surcharge or surcredit to the base rate for delivered purchased power to collect or return under or over recovery of costs. As part of the July 3, 2003 Order, the ACC approved a new PPFAC surcharge of $0.01825 per kWh to fully recover the cost of the current full-requirements power supply agreement with Pinnacle West Capital Corporation (PWCC).

     The ACC order and Citizens Settlement Agreement include the following terms related to UNS Electric rates:

     - A 22% overall increase in retail rates effective August 11, 2003 from the rates previously in effect for Citizens. This reflects the implementation of a PPFAC surcharge of $0.01825 per kWh, which combined with the current base rate of $0.05194 per kWh, results in a new delivered purchase power price of $0.07019. This allows UNS Electric to fully recover the cost of purchased power under its current contract with its sole energy supplier, PWCC.

     - UNS Electric must attempt to renegotiate the PWCC purchase power contract, and any savings that result from a renegotiated contract must be allocated in a ratio of 90% to ratepayers and 10% to shareholders.
     - UNS Electric and Citizens forfeited all rights to recover from ratepayers any of the under-collected PPFAC balance in the approximate amount of $135 million through August 11, 2003.

     The ACC order also requires that TEP submit in its next general rate case filing in June 2004, a feasibility study and consolidation plan, or a plan for coordination of operations of UNS Electric's operations in Santa Cruz County with those of TEP.

     Under the terms of the ACC order, UNS Electric may not file a general rate increase until August 2006 and any resulting rate increase shall not become effective prior to August 1, 2007.

     The Citizens Settlement Agreement also limits dividends payable by UNS Electric to UniSource Energy to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. The ratio of common equity to total capitalization for UNS Electric was 37.5% at September 30, 2003.

  UES COMMITMENTS

     UNS Gas has firm transportation agreements with El Paso Natural Gas
(EPNG) and Transwestern Pipeline Company (Transwestern) with combined capacity sufficient to meet its load requirements. EPNG provides gas transportation service under a converted full requirements contract in which UNS Gas pays a fixed reservation charge. This contract expires in August 2011. In July 2003, FERC required the conversion of UNS Gas' full requirements status under the EPNG agreement to contract demand starting on September 1, 2003. Upon conversion to contract demand status, UNS Gas now has specific volume limits in each month and specific receipt point rights from the available supply basins (San Juan and Permian). These changes will reduce the amount of less expensive San Juan gas available to UNS Gas. The impact, however, is not expected to be material. The annual cost of the EPNG capacity after conversion to contract demand will not change. The Transwestern contract expires in January 2007. The aggregate annual minimum transportation charges are expected to be approximately $3.5 million and $3.0 million for the EPNG and Transwestern contracts, respectively.

     UNS Electric imports the power it purchases over the Western Area Power Administration's (WAPA) transmission lines. UNS Electric's transmission capacity agreements with WAPA provide for annual rate adjustments and expire in February 2008 and June 2011. The contract that expires in 2008 also contains a capacity adjustment clause. Under the terms of the agreements, UNS Electric's aggregate minimum fixed transmission charges are expected to be approximately $2 million for the last five months of 2003, $6 million in 2004, and $1 million in 2005 through 2011.


NOTE 3.  REGULATORY ACCOUNTING
------------------------------

     TEP and UES generally use the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's and UES' retail rates, the ACC may not allow TEP or UES to currently charge their customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP and UES defer these items and show them as regulatory assets on the balance sheet until TEP and UES are allowed to charge their customers. TEP and UES then amortize these items as expense to the income statement as those charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

     The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

     - an independent regulator sets rates;
     - the regulator sets the rates to recover specific costs of delivering service; and
     - the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

  IMPLICATIONS OF DISCONTINUING APPLICATION OF FAS 71

     TEP

     In November 1999, upon approval by the ACC of a settlement agreement (TEP Settlement Agreement) relating to recovery of TEP's transition costs and standard retail rates, TEP discontinued application of FAS 71 to its generation operations.

     TEP's distribution regulatory assets total $356 million at September 30, 2003, $23 million of which are not presently included in the rate base and consequently are not earning a return on investment.

     TEP continues to apply FAS 71 to its regulated operations, which are the distribution and transmission portions of its business. TEP regularly assesses whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense on its income statement. Based on the regulatory asset balances at September 30, 2003, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary loss, after-tax, of approximately $215 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of that regulatory asset.

     UES

     UES' regulatory assets, net of regulatory liabilities, total $5 million at September 30, 2003. If UES stopped applying FAS 71 to its regulated operations, it would write off the related balances of its regulatory assets as an expense and would write off its regulatory liabilities as income on its income statement. Based on the balances of UES' regulatory assets and liabilities at September 30, 2003, if UES had stopped applying FAS 71 to its regulated operations, it would have recorded an extraordinary loss, after-tax, of approximately $3 million. UES' cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of that regulatory asset.


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

     TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. The land on which these stations reside is leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at the expiration of the leases. TEP also has certain environmental obligations at the San Juan Generating Station (San Juan). TEP has estimated that its share of the cost to remove the Navajo and Four Corners facilities and to settle the San Juan environmental obligations will be approximately $38 million at the date of retirement. No other legal obligations to retire generation plant assets were identified. UES, Millennium and UED have no asset retirement obligations.

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

     Upon adoption of FAS 143 on January 1, 2003, TEP recorded an asset retirement obligation of $38 million at its net present value of $1.1 million, increased depreciable assets by $0.1 million for asset retirement costs, reversed $112.8 million of costs previously accrued for final removal from accumulated depreciation, reversed previously recorded deferred tax assets of $44.2 million and recognized the cumulative effect of accounting change as a gain of $111.7 million ($67.5 million net of tax). TEP expects that adopting FAS 143 will result in a reduction to current depreciation expense charged throughout the year as well because asset retirement costs are no longer recorded as a component of depreciation expense. For the first nine months of 2003, this amount is approximately $4 million.

     The following table illustrates on a pro forma basis the amount of the asset retirement obligation as if FAS 143 had been applied during all periods presented:
                                             Nine Months Ended September 30,
                                                   2003         2002
                                                  Actual      Pro Forma
      -----------------------------------------------------------------------
                                                 -Thousands of Dollars-
      Asset Retirement Obligation - beginning
       of period                                 $ 1,119      $ 1,017
      Accretion Expense                               83           76
      -----------------------------------------------------------------------
      Asset Retirement Obligation - end
       of period                                 $ 1,202      $ 1,093
      =======================================================================

     The following table illustrates on a pro forma basis the effect on UniSource Energy's net income and earnings per share and TEP's net income as if FAS 143 had been in effect for all income statement periods presented:

UniSource Energy:
----------------
                                     Three Months Ended    Nine Months Ended
                                     September 30, 2002    September 30, 2002
-----------------------------------------------------------------------------
                                               -Thousands of Dollars-
                                               (except per share data)
Net Income - As Reported                   $ 22,819            $ 28,393
Adjustment to accrued expense (net
 of tax) as if FAS 143 had been
 applied effective January 1, 2002              721               2,603
-----------------------------------------------------------------------------
Pro Forma Net Income                       $ 23,540            $ 30,996
=============================================================================
Basic Earnings per Share:
 As Reported                                $  0.68            $   0.84
 Adjustment to accrued expense (net
  of tax) as if FAS 143 had been
  applied effective January 1, 2002            0.02                0.08
-----------------------------------------------------------------------------
Pro Forma                                   $  0.70            $   0.92
=============================================================================
Diluted Earnings per Share:
 As Reported                                $  0.67            $   0.83
 Adjustment to accrued expense (net
  of tax) as if FAS 143 had been
  applied effective January 1, 2002            0.02                0.08
-----------------------------------------------------------------------------
Pro Forma                                   $  0.69            $   0.91
=============================================================================

TEP:
---
                                      Three Months Ended   Nine Months Ended
                                      September 30, 2002   September 30, 2002
-----------------------------------------------------------------------------
                                               -Thousands of Dollars-
Net Income - As Reported                   $ 26,562             $ 42,099
Adjustment to accrued expense (net
 of tax) as if FAS 143 had been
 applied effective January 1, 2002              721                2,603
-----------------------------------------------------------------------------
Pro Forma Net Income                       $ 27,283             $ 44,702
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

     If TEP retires any asset at the end of its useful life, without a legal obligation to do so, it will record retirement costs at that time as incurred or accrued. TEP does not believe that the adoption of FAS 143 will result in any change in retail rates since all matters relating to the rate-making treatment of TEP's generating assets were determined pursuant to the TEP Settlement Agreement.


NOTE 5.  STOCK-BASED COMPENSATION PLANS
---------------------------------------

     We account for UniSource Energy's two stock-based compensation plans, the Directors' Plan and the Omnibus Plan, under the recognition and measurement principles of APB 25 and related interpretations (see
Note 1).

  STOCK OPTIONS

     The Directors' Plan granted a total of 22,418 stock options and 22,000 stock options, respectively, during the nine-month periods ended September 30, 2003 and 2002. Additionally, the UniSource Energy Board of Directors granted 97,818 stock options and 568,000 stock options, respectively, to key employees under the Omnibus Plan during the nine-month periods ended September 30, 2003 and 2002. These options vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary of the grant.

     A summary of the stock option activity of the Directors' Plan and Omnibus Plan is as follows:

                                  Nine Months Ended September 30,
                                     2003                 2002
      ------------------------------------------------------------------
                                         Weighted             Weighted
                                         Average              Average
                                         Exercise             Exercise
                              Shares      Price     Shares     Price
      ------------------------------------------------------------------
      Options Outstanding,
       Beginning of Period  2,576,282   $15.77    2,075,234   $15.05
        Granted               120,236   $17.77      590,000   $18.14
        Exercised             (24,569)  $13.47      (59,685)  $14.47
        Forfeited             (14,529)  $14.24      (12,087)  $14.21
                            ----------            ----------
      Options Outstanding,
       End of Period        2,657,420   $15.89    2,593,462   $15.77
                            ==========            =========
      Options Exercisable,
       End of Period        1,851,543   $15.13    1,450,822   $14.47

      Weighted Average Remaining
       Contractual Life at September 30, 2003:    6.39
      ------------------------------------------------------------------

  RESTRICTED STOCK UNITS

     During the nine months ended September 30, 2003, 573 restricted shares or stock units were awarded under the Directors' Plan to each of nine directors, for a total of 5,157 shares or units. The restricted shares or stock units become 100% vested on the third anniversary of the grant date. Compensation expense equal to the fair market value on the date of award is recognized over the vesting period. The fair market value on the award date was $17.44.

  LONG-TERM INCENTIVE COMPENSATION

     In May 2003, the Board of Directors approved a grant of performance shares and performance units to key employees under the Omnibus Plan. The shares and units may be awarded at the end of a three-year performance period based on goal attainment. Compensation expense is recorded over the performance period based on the anticipated number and market value of shares to be awarded. Compensation expense of $415,000 was recorded for the nine-month period ended September 30, 2003 for this new incentive plan.


NOTE 6.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES
---------------------------------------------------------------------

     TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. In general, TEP enters into forward purchase contracts when market conditions provide the opportunity to purchase for its load at prices that are below the marginal cost of its supply resources or to supplement TEP's own resources (i.e., during plant outages and summer peaking periods). TEP enters into forward sales contracts when TEP forecasts that it has excess supply and the market price of energy exceeds its marginal cost. The majority of TEP's forward contracts are considered normal purchases and sales under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) and, therefore, are not required to be marked to market. However, some of these forward contracts are considered to be derivatives, which TEP marks to market under FAS 133, by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

     TEP manages the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standard agreement which allows for the netting of current period exposures to and from a single counterparty.

     UNS Gas and UNS Electric do not currently have any contracts that are required to be marked to market under FAS 133. UNS Gas does have a natural gas supply and management agreement under which it purchases substantially all of its gas requirements at market prices from BP Energy Company (BP).
However, the contract terms allow UNS Gas to lock in fixed prices on a portion of its gas purchases by entering into fixed price forward contracts with BP at various times during the year, which enables UNS Gas to provide more stable prices to its customers. These purchases are made up to a year in advance with the goal of locking in fixed prices on at least 30% of the expected monthly gas consumption prior to entering into the month. These forward contracts, as well as the main gas supply contract, meet the definition of normal purchases under FAS 133 and therefore are not required to be marked to market.

     Millennium Environmental Group, Inc. (MEG), a wholly-owned subsidiary of Millennium, enters into swap agreements, options and forward contracts relating to Emission Allowances and coal. MEG marks its trading contracts to market under FAS 133 by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

     The market prices used to determine fair value for TEP and MEG's derivative instruments are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value.

     Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149), was issued by the FASB in April 2003. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The adoption of FAS 149 did not have a significant impact on our financial statements. See
Note 13.

     TEP and MEG's derivative activities are reported as follows:

     - TEP's unrealized gain/loss on forward sales and purchase contracts is a component of Operating Revenues;
     - TEP's realized gain/loss on forward sales contracts is a component of Electric Wholesale Sales;
     - TEP's realized gain/loss on forward purchase contracts is a component of Purchased Power; and
     - MEG's unrealized and realized gain/loss on trading activities are components of Operating Revenues. Although MEG's realized gain/loss on trading activities are reported net on UniSource Energy's income statement, the related cash receipts and cash payments are reported separately on UniSource Energy's statement of cash flows.

     MEG physically settled the following transaction volumes under its trading contracts in 2003 and 2002:

                                 Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                  2003        2002        2003        2002
-----------------------------------------------------------------------------
                                             -in Thousands-
Emission Allowances Purchased     270          66          648         294
Emission Allowances Sold          248         113          586         329
Coal Purchase (in tons)           173           -          211           -
Coal Sold (in tons)               173           -          211           -
-----------------------------------------------------------------------------

     The net pre-tax gains were as follows:

                                    Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                      2003       2002       2003       2002
-----------------------------------------------------------------------------
                                             -Millions of Dollars-
TEP Net Unrealized Gain on
 Derivative Forward Contracts        $ 0.2     $ 0.1       $   -      $  0.8
MEG Net Unrealized and Realized
 Gain on Trading Activities            0.7       0.3         0.3         0.1
-----------------------------------------------------------------------------
UniSource Energy Net Gain on
 TEP Forward Contracts and MEG
 Trading Activities                  $ 0.9     $ 0.4       $ 0.3      $  0.9
=============================================================================

     At September 30, 2003, the fair value of TEP's derivative assets was less than $0.1 million and is reported in Other Current Assets on TEP's balance sheet. At December 31, 2002, TEP had no open forward contracts that were considered derivatives. MEG's trading assets and liabilities are reported in Trading Assets and Trading Liabilities on UniSource Energy's balance sheet. The fair value of MEG's trading assets, including its Emission Allowance inventory, was $29.2 million at September 30, 2003 and $15.1 million at December 31, 2002. The fair value of MEG's trading liabilities was $23.2 million at September 30, 2003 and $10.3 million at December 31, 2002.


NOTE 7.  BUSINESS SEGMENTS
--------------------------

     Based on the way we organize our operations and evaluate performance, we have four reportable business segments:

     (1) TEP, a vertically integrated electric utility business, is UniSource Energy's largest subsidiary.
     (2) UES is the holding company for UNS Gas, a regulated gas distribution business; and UNS Electric, a regulated electric distribution utility business (see Notes 1 and 2).
     (3) Millennium holds interests in unregulated businesses (see Note 8).
     (4) UED engages in developing generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station. Prior to September 2002, UED owned a 20 MW gas turbine, which it leased to TEP. In September 2002, UED sold the turbine to TEP for its net book value of $15 million.

     UniSource Energy's significant reconciling adjustments consist of the elimination of intercompany activity and balances. Millennium recorded revenue from transactions with TEP of $4 million and $6 million during the three-month periods ended September 30, 2003 and September 30, 2002, and $11 million and $13 million during the nine-month periods ended September 30, 2003 and September 30, 2002. TEP's related expense is reported in Other Operations and Maintenance expense on its income statement. Millennium's revenue and TEP's related expense are eliminated in UniSource Energy consolidation. Other significant reconciling adjustments include the elimination of the intercompany note between UniSource Energy and TEP, as well as the related interest income and expense; and the elimination of UED's rental income and TEP's rental expense from UED's turbine lease to TEP prior to UED's sale of the turbine to TEP in September 2002.

     We record our percentage share of the earnings of affiliated companies, except for investments where we provide all of the financing, in which case we recognize 100% of the losses. See Note 8.

     We disclose selected financial data for our business segments in the following tables:


                                              Segments                                   UniSource
                           ------------------------------------------     Reconciling      Energy
                             TEP       UES      Millennium      UED       Adjustments   Consolidated
------------------------------------------------------------------------------------------------------
                                                     -Thousands of Dollars-
Income Statement
----------------
Three Months Ended
 September 30, 2003:
------------------------------------------------------------------------------------------------------
  Operating Revenues
   - External          $  264,221  $ 34,265    $   4,312    $        -    $        -      $  302,798
------------------------------------------------------------------------------------------------------
  Operating Revenues
   - Intersegment             194         -        3,948             -        (4,142)              -
------------------------------------------------------------------------------------------------------
  Income (Loss)Before
   Income Taxes            53,444       244       (4,226)          (90)       (3,692)         45,680
------------------------------------------------------------------------------------------------------
  Net Income (Loss)        31,502       141       (2,708)          (50)       (2,201)         26,684
------------------------------------------------------------------------------------------------------

Three Months Ended
 September 30, 2002:
------------------------------------------------------------------------------------------------------
  Operating Revenues
   - External          $  257,189  $      -    $   1,576    $        -    $        -      $  258,765
------------------------------------------------------------------------------------------------------
  Operating Revenues
   - Intersegment              54         -        5,622           840        (6,516)              -
------------------------------------------------------------------------------------------------------
  Income (Loss) Before
   Income Taxes            42,954         -       (9,428)          852        (2,352)         32,026
------------------------------------------------------------------------------------------------------
  Net Income (Loss)        26,562         -       (2,828)          518        (1,433)         22,819
------------------------------------------------------------------------------------------------------

Nine Months Ended
 September 30, 2003:
------------------------------------------------------------------------------------------------------
  Operating Revenues
   - External          $  647,973  $  34,265   $   6,434    $        -    $        -      $  688,672
------------------------------------------------------------------------------------------------------
  Operating Revenues
   - Intersegment             312          -      11,198             -       (11,510)              -
------------------------------------------------------------------------------------------------------
  Income (Loss) Before
   Income Taxes and
   Cumulative Effect of
   Accounting Change       62,462        238     (19,764)         (277)      (10,406)         32,253
------------------------------------------------------------------------------------------------------
  Net Income (Loss)       102,971        135     (12,141)         (163)       (6,265)         84,537
------------------------------------------------------------------------------------------------------

Nine Months Ended
 September 30, 2002:
------------------------------------------------------------------------------------------------------
  Operating Revenues
   - External          $  654,216  $       -   $   4,367    $        -    $        -      $  658,583
------------------------------------------------------------------------------------------------------
  Operating Revenues
   - Intersegment             385          -      12,578         2,520       (15,483)              -
------------------------------------------------------------------------------------------------------
  Income (Loss) Before
   Income Taxes            69,466          -     (22,184)        1,750        (6,978)         42,054
------------------------------------------------------------------------------------------------------
  Net Income (Loss)        42,099          -     (10,539)        1,061        (4,228)         28,393
------------------------------------------------------------------------------------------------------

Balance Sheet
-------------
Total Assets,
 September 30, 2003    $2,675,526  $ 294,044   $ 149,029    $   45,526    $ (131,321)     $3,032,804
Total Assets,
 December 31, 2002      2,613,590          -     151,468        37,839      (112,163)      2,690,734
------------------------------------------------------------------------------------------------------



NOTE 8.  MILLENNIUM
-------------------

  ENERGY AND TECHNOLOGY INVESTMENTS

     We refer to Global Solar Energy, Inc. (Global Solar), Infinite Power Solutions, Inc. (IPS), MicroSat Systems, Inc. (MicroSat) and ITN Energy Systems, Inc. (ITN) as our Energy and Technology Investments. As described below, as of July 3, 2003 Millennium owns no interest in ITN.

     - Global Solar - Millennium funded $7.9 million to Global Solar in the first nine months of 2003 and $0.4 million in October 2003. Millennium's unfunded commitment to Global Solar is $1.5 million of a $5 million line of credit committed in May 2003. In the third quarter, Millennium exchanged its 9% interest in ITN and other consideration for additional shares of Global Solar. In October 2003, Millennium converted a $7 million loan, plus interest to equity in Global Solar. Millennium's interest in Global

Solar is now 99%. As sole funder, Millennium recognizes 100% of Global Solar's losses. Global Solar has a $0.5 million research and development funding commitment to ITN in 2004.

     - IPS - Millennium funded $1.5 million of equity and $0.5 million of debt to IPS in the first nine months of 2003. Dow Corning Enterprises, Inc. funded $1.5 million of equity contributions and $0.5 million of debt to IPS in the first nine months of 2003. Millennium owns approximately 72% of IPS. In 2003, Millennium has recorded its ratable share of IPS' losses. IPS has a $0.5 million annual research and development funding commitment to ITN through 2004.

     - MicroSat - Millennium owns 35% of MicroSat. As sole funder, Millennium continues to recognize 100% of MicroSat's losses.

     - ITN - During the third quarter of 2003, Millennium exchanged its 9% interest in ITN and other consideration for additional shares of Global Solar which decreased Millennium's ownership in ITN to zero.

     Millennium has a $2 million remaining commitment to its Energy Technology Investments. Additional commitments may be made. A significant portion of this funding is for manufacturing costs, administrative, research and development costs primarily at Global Solar. Funding for administrative, research and development costs are expensed as amounts are spent.

  OTHER MILLENNIUM INVESTMENTS AND COMMITMENTS

     Millennium has a $15 million capital commitment, excluding fees, to Haddington Energy Partners II LP (Haddington), a limited partnership which funds energy-related investments. Millennium has invested $8.1 million of this commitment, $2 million of which was funded in 2003. The remaining $6.9 million is expected to be funded within the next three years. A member of the UniSource Energy Board of Directors has an investment in the limited partnership and is also a managing director of the general partner of the limited partnership.

     Millennium has a $5 million commitment, excluding fees, to a venture capital fund that focuses on information technology, microelectronics and biotechnology, primarily within the southwestern U.S. At September 30, 2003, Millennium has funded approximately $1.2 million of this commitment. Millennium expects to fund the remaining $3.8 million by the end of 2007. A member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund.

     During 2003, Millennium contributed $1.2 million to TruePricing, Inc. (TruePricing) and began accounting for TruePricing under the consolidation method. Millennium and TEP collectively now own approximately 57% of the outstanding shares of TruePricing. Prior to this investment, Millennium accounted for TruePricing under the equity method. Millennium, as sole funder, recognizes 100% of TruePricing's losses.

     During 2003, Millennium contributed approximately $2.1 million to POWERTRUSION International, Inc. (Powertrusion), most of which was contributed in the third quarter. This investment brings Millennium's share of ownership in Powertrusion to almost 77%. Millennium accounts for Powertrusion under the consolidation method.

  NATIONS ENERGY CONTINGENCY

     In September 2001, Nations Energy Corporation (Nations Energy) sold its 26% equity interest in a power project located in Curacao, Netherlands Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao) a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million note receivable from Mirant Curacao. The note was recorded at its net present value of $8 million using an 8% discount rate, the discount being recognized as interest income over the five-year life of the note. As of September 30, 2003, Nations Energy's receivable from Mirant Curacao is approximately $9.7 million. The note is included in Investments and Other
Property - Other on UniSource Energy's balance sheet.    Payments on the note
receivable are expected as follows: $2 million in July 2004, $4 million in July 2005, and $5 million in July 2006.

     The note is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. On July 14, 2003, Mirant, Mirant Americas, Inc. and various other Mirant companies filed for Chapter 11 bankruptcy protection. Mirant Curacao was not included in the Chapter 11 filings. Based on a review of the projected cash flows for the power project, it appears Mirant Curacao will have sufficient future cash flows to pay the note receivable and any applicable interest. However, we cannot predict the ultimate outcome that Mirant's bankruptcy will have on the collectibility of the note from Mirant Curacao. Nations Energy will continue to evaluate the collectibility of the receivable, but currently expects to collect the note in its entirety and has not recorded any reserve for this note.


NOTE 9.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

  TEP CONTINGENCIES

     Springerville Generating Station Complaint

     Environmental activist groups have expressed concerns regarding the construction of any new units at the Springerville Generating Station. In January 2003, environmental activist groups appealed an ACC Order affirming the ACC's approval of the expansion at the Springerville Generating Station to the Superior Court of the State of Arizona. On October 22, 2003, the Superior Court affirmed the ACC's issuance of the Certificate of Environmental Compatibility for Springerville. The Court granted TEP and the ACC's motion for summary judgment in all respects and denied the motion for summary judgment from the environmental activist groups. The environmental activist groups have the right to appeal the Superior Court decision to the Court of Appeals within 30 days after the date the judgment is entered. It is not known at this time whether the environmental activist groups will choose to file such an appeal.

     Additionally, in November 2001, the Grand Canyon Trust (GCT), an environmental activist group, filed a complaint in U.S. District Court, for the District of Arizona, against TEP for alleged violations of the Clean Air Act at the Springerville Generating Station. The complaint alleged that more stringent emission standards should apply to Units 1 and 2 and that new permits and the installation of additional facilities meeting Best Available Control Technology standards are required for the continued operation of Units 1 and 2 in accordance with applicable law. In 2002, the U.S. District Court granted TEP's motion for summary judgment on one of the primary issues in the case: whether TEP commenced construction within 18 months and/or by March 19, 1979, after the original 1977 air permit covering Units 1 and 2 was issued. The Court found that TEP had commenced construction of the Springerville Generating Station in the time periods required by the original permits.
There were two remaining allegations: that (a) TEP discontinued construction for a period of 18 months or longer and did not complete construction in a reasonable period of time, and (b) TEP did not commence construction, for purposes of New Source Performance Standard applicability, by September 18, 1978. On March 4, 2003, the U.S. District Court determined that the GCT had not commenced the case on a timely basis and dismissed the case. The GCT has appealed this decision to the U.S. Court of Appeals. TEP believes this claim is without merit and intends to vigorously contest it.

     Litigation and Claims Related to San Juan Generating Station

     On May 16, 2002, the GCT and the Sierra Club filed a citizen lawsuit under the Clean Air Act in federal district court in New Mexico against Public Service Company of New Mexico (PNM), as operator of San Juan. TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of the total San Juan Station. The lawsuit alleges two violations of the Clean Air Act and related regulations and permits. One of the two claims, concerning the initial permitting of San Juan, was dismissed by the court in August. The remaining claim is scheduled to go to trial in November 2003 and contends that PNM violated its present Title V operating permit by exceeding the 20% opacity standard on numerous occasions between 1998 and 2002; opacity is a means to monitor the particulate matter contained in an emission.

     In September 2003, the New Mexico Environment Department (NMED) notified PNM, operator of San Juan, of alleged excess emissions and opacity in violation of the permits at San Juan. The NMED issued a draft compliance order assessing unspecified civil penalties. PNM was invited and will enter into discussions with the NMED concerning the alleged excess emissions and opacity violations in the draft compliance order.

     Based on the information available to date, we do not believe resolution of these matters will be material to TEP.

     Postretirement and Pension Benefit Costs at Various Generating Stations

     The coal suppliers to Springerville and each of TEP's remote generating stations have submitted demands for payment by TEP of postretirement and pension benefit costs for these coal suppliers' employees under the coal supply agreements with TEP. Peabody Western Coal Company (Peabody), the coal supplier to the Navajo Generating Station, has filed a lawsuit against the participants at Navajo, including TEP, for retiree postretirement benefit costs. TEP owns 7.5% of the Navajo Generating Station. This claim is scheduled to go to trial in June 2004. To the extent that amounts become known and payment probable, TEP will record a liability for additional postretirement and pension benefit costs at the Springerville, Navajo, and San Juan Generating Stations. TEP does not expect any settlement to be material to TEP.

     The claim for postretirement at Four Corners was settled as part of the coal contract extension, which is discussed more fully below. TEP paid $0.3 million for postretirement benefits in settlement in September 2003.

     Environmental Reclamation at Remote Generating Stations

     TEP pays on-going reclamation costs at each of its remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs at the coal mines which supply the remote generating stations. In June 2003, TEP received an estimate of the reclamation liability at the coal mine that supplies San Juan from PNM, operator of San Juan, in which post-term reclamation activities are assumed to occur over a 13-year period beginning in 2028. The expected aggregate undiscounted reclamation liability totals $163 million of which TEP's portion of the liability based on its ownership of San Juan totals $32 million. The present value, at December 31, 2017, of TEP's liability for post-term reclamation at a 10% credit-adjusted risk free rate approximates $7 million and will be recognized through 2017, the remaining life of the coal supply agreement. Amounts recorded for post-term reclamation are subject to various assumptions and determinations, such as estimating the costs of reclamation, estimating when final reclamation will occur, and the credit-adjusted risk-free interest rate to be used to discount future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as expense for post-term reclamation. TEP does not believe that recognition of its post-term reclamation obligation at San Juan will be material to TEP in any single year since recognition occurs over the remaining 14 year life of its coal supply agreement.

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

  RESOLUTION OF TEP CONTINGENCIES

     Litigation Related to San Juan Coal Company

     In August 2003, San Juan Coal Company, the coal supplier to San Juan, entered into a settlement agreement with Dugan Production Corp. (Dugan). The San Juan Coal Company, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine. Dugan, through leases with the federal government, the State of New Mexico and certain private parties, owns certain oil and gas interests in portions of the land used for the underground mine. Dugan alleged that San Juan Coal Company's underground coal mining operations have or will interfere with Dugan's gas production and will reduce the amount of natural gas that Dugan would otherwise be entitled to recover. The settlement agreement provides that San Juan Coal Company will compensate Dugan for any remaining gas production from a well when San Juan Coal Company determines that mining activity is close enough to warrant shutting down a well. Dugan agreed not to drill any additional wells. This settlement is not expected to be material to TEP.

  TEP COMMITMENTS

     Power Purchase Commitments

     In 2003, the ACC issued an order (Track B) that defines the process, for the period 2003 through 2006, by which TEP will be required to obtain its capacity and energy requirements beyond what is supplied by its existing resources, which represents approximately 0.5% of its retail load in the first year and increases over the period. This order further requires TEP to bid out short-term energy purchases that it estimates it will make in the 2003 to

2006 period; however, it does not require TEP to purchase any power that it deems to be uneconomical, unreasonable or unreliable. As a result, TEP entered into the following two agreements to meet TEP's 2003 bid requirements under the Track B Order for the period 2003 through 2006: (1) PPL EnergyPlus, LLC will supply 37 MW from June 2003 through December 2003 and 75 MW from January 2004 through December 2006 under a unit contingent contract; and (2) TECO Energy's Gila River Generating Station will supply 50 MW on-peak from June through September of 2003 through 2005 under a unit contingent contract.

     Fuel Purchase and Transportation Commitments

     UED is facilitating the expansion of the Springerville Generating Station. The Springerville Generating Station was originally designed for four units. Unit 3, and if constructed Unit 4, will each consist of a 400 MW coal-fired, base-load generating facility at the same site as Springerville Units 1 and 2. Concurrent with the closing of the Springerville expansion (see Note 14), TEP amended and extended the long-term coal supply contract at Springerville Units 1 and 2 through 2020. TEP estimates its future minimum annual payments under this contract to be $45 million through 2010, the initial contract expiration date, and $14 million in 2011 through 2020. TEP's coal transportation contract at Springerville runs until June 2011. TEP estimates its future minimum annual payments under this contract to be $13 million through 2010 and $6.5 million in 2011.

     In September 2003, TEP entered into agreements in principle for the purchase and transportation of coal to Sundt Generating Station through 2006 and expects to execute the associated contracts in November 2003. The total amount paid under these agreements depends on the number of tons of coal purchased and transported. The coal agreements require TEP to take 0.3 million tons annually with estimated future minimum payments of $4 million in 2004 and $6 million in 2005 and 2006. The rail agreement requires TEP to transport 0.3 million tons with estimated future minimum payments of $2 million in each of 2004 through 2006.

     Also, in July 2003, the long-term coal supply contract at Four Corners, where TEP participates in jointly-owned facilities, was extended through July 2016, pursuant to its terms. The contract to purchase coal for use at Four Corners requires TEP to purchase minimum amounts of coal at an estimated annual cost of $5 million for the next 12.5 years.

  UED COMMITMENTS

     See Note 14 for the status of the expansion project at the Springerville Generating Station.

  UES COMMITMENTS

     See Note 2 for a description of UES' commitments.

  MILLENNIUM COMMITMENTS

     See Note 8 for a description of Millennium's commitments.

  GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries, including TEP, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The most significant of these guarantees are UES' guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens Arizona gas and electric system assets, UniSource Energy's guarantee of approximately $22 million in natural gas transportation and supply payments and building lease payments for UNS Gas and UES, and Millennium's guarantee of approximately $5 million in commodity-related payments for MEG at September 30, 2003. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in UniSource Energy's consolidated balance sheets.

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

     We believe that the likelihood UniSource Energy, TEP, UES, or Millennium would be required to perform or otherwise incur any significant losses associated with any of these guarantees or indemnities is remote.

NOTE 10.  TEP WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
----------------------------------------------------------

     At September 30, 2003, TEP's Allowance for Doubtful Accounts on the balance sheet includes $11 million for uncollectible receivables related to 2000 and 2001 sales to the California Power Exchange (CPX), the California Independent System Operator (CISO) and Enron Corp. and certain of its affiliates (Enron). At December 31, 2002, the allowance for these receivables was $8 million.

     TEP's collection shortfall from the CPX and the CISO was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. Since that time, the FERC has held hearings and the FERC staff has proposed various methodologies for calculating amounts of refunds/offsets applicable to wholesale sales made into the CISO's spot markets from October 2000 to June 2001. As of December 31, 2002, TEP had reserved $8 million, or 50%, of its outstanding receivable based on the amount TEP believed would be collected. Based upon a FERC order in March 2003 (as reaffirmed by the FERC on October 16, 2003), TEP estimated that it may receive approximately $6 million of its $16 million receivable. This represents amounts owed to TEP net of TEP's estimated refund liability. Therefore, in the first quarter of 2003, TEP increased its reserve for sales to the CPX and the CISO by $2.2 million by recording a reduction of wholesale revenues.

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

     TEP's Accounts Receivable from Electric Wholesale Sales are included in Trade Accounts Receivable on the balance sheet. TEP's wholesale receivables, net of allowances, totaled $21 million at September 30, 2003 and $31 million at December 31, 2002. Excluding the receivables from the CPX, the CISO and Enron, as described above, substantially all of the September 30, 2003 wholesale receivable balance has been collected as of the date of this filing.


NOTE 11.  UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
---------------------------------------------------

     Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS assumes that proceeds from the hypothetical exercise of stock options and other stock-based awards are used to repurchase outstanding shares of stock at the average fair market price during the reporting period. The numerator in calculating both basic and diluted earnings per share for each period is net income. The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                         2003     2002         2003     2002
------------------------------------------------------------------------------
                                                   -In Thousands-
Denominator:
 Average Shares of Common Stock
  Outstanding                           33,838   33,692       33,799   33,654
 Effect of Dilutive Securities:
  Warrants                                   -       26            -      102
  Options and Stock Issuable
   under Employee Benefit Plans
   and the Directors' Plan                 532      397          453      514
------------------------------------------------------------------------------
Total Shares                            34,370   34,115       34,252   34,270
==============================================================================

     Options to purchase 20,000 shares of common stock at $18.84 per share were outstanding during the three months ended September 30, 2003 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive. Similarly, 1,030,000 options at $16.56 to $18.84 per share were excluded from the diluted EPS computation for the three months ended September 30, 2002.

     An average of 365,000 options and 357,000 options were excluded from the computation of diluted EPS for the nine-month periods ended September 30, 2003 and 2002, respectively, as these options were antidilutive.

     At September 30, 2003, UniSource Energy and TEP had no outstanding warrants. At September 30, 2002, there were 4.6 million warrants outstanding that were exercisable into TEP common stock at a ratio of five warrants to one common share. These warrants expired unexercised on December 15, 2002. The dilutive effect of these warrants was the same as it would have been if the warrants were exercisable into UniSource Energy Common Stock.


NOTE 12.  INCOME AND OTHER TAXES
--------------------------------

  INCOME TAXES

     The differences between the income tax expense and the amount obtained by multiplying pre-tax income before cumulative effect of accounting change by the U.S. statutory federal income tax rate of 35% are as follows:

                                                   UniSource Energy
                                     -----------------------------------------
                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                       2003      2002        2003      2002
------------------------------------------------------------------------------
                                              -Thousands of Dollars-
Federal Income Tax Expense at
 Statutory Rate                     $ 15,988  $ 11,209    $ 11,289   $ 14,719
  State Income Tax Expense,
   Net of Federal Deduction            2,101     1,473       1,484      1,935
  Depreciation Differences
   (Flow Through Basis)                1,086     1,154       3,259      3,463
  Tax Credits                           (380)     (553)     (1,140)    (2,472)
  Reduction in Valuation
   Allowance                               -    (1,300)          -     (1,300)
  Reduction in Deferred
   Liability Due to IRS
   Audit Outcomes                          -    (1,524)          -     (1,524)
  Foreign Losses Recognized                -    (1,007)          -     (1,007)
  Other                                  201      (245)        295       (153)
  Tax on Cumulative Effect of
   Accounting Change (See Note 4)          -         -      44,236          -
------------------------------------------------------------------------------
Total Expense for Federal and State
 Income Taxes                       $ 18,996  $  9,207    $ 59,423   $ 13,661
==============================================================================

                                                         TEP
                                   -------------------------------------------
                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                       2003      2002         2003      2002
------------------------------------------------------------------------------
                                          - Thousands of Dollars -
Federal Income Tax Expense at
 Statutory Rate                     $ 18,705  $ 15,034    $ 21,862   $ 24,313
  State Income Tax Expense,
   Net of Federal Deduction            2,459     1,976       2,873      3,195
  Depreciation Differences
   (Flow Through Basis)                1,086     1,154       3,259      3,463
  Tax Credits                           (380)     (553)     (1,140)    (2,472)
  Reduction in Valuation
   Allowance - Benefit                     -    (1,300)          -     (1,300)
  Other                                   72        81         108        168
  Tax on Cumulative Effect of
   Accounting Change (See Note 4)          -         -      44,236          -
------------------------------------------------------------------------------
Total Expense for Federal and State
 Income Taxes                       $ 21,942  $ 16,392    $ 71,198   $ 27,367
==============================================================================

  OTHER TAXES

     TEP, UNS Gas and UNS Electric act as conduits or collection agents for excise tax (sales tax) as well as franchise fees and regulatory assessments. They record liabilities payable to governmental agencies when they bill their customers for these amounts. Neither the amounts billed nor payable are reflected in the income statement.


NOTE 13.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

     The FASB recently issued the following Statement of Financial Accounting Standards (FAS) and FASB Interpretations (FIN):

     - FIN 46, Consolidation of Variable Interest Entities, issued January 2003, expands upon existing guidance that addresses when a company should include in its financial statements the assets and liabilities of another entity. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprises should consolidate the variable interest entity (primary beneficiary). FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. The transitional disclosure requirements of FIN 46 are effective immediately. The effective date of the consolidation requirements of FIN 46 depends on the date the variable interest entity was created. FIN 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were to be applied to a variable interest entity for interim reporting periods beginning after June 30, 2003. FIN 46 may now be applied to financial periods beginning after December 15, 2003. Regardless of the implementation date, the adoption of FIN 46 did not and is not expected to have a significant impact on our financial statements.

     - FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued by the FASB in April 2003. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS
133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The provisions of FAS 149 that relate to FAS 133 Implementation Issues that have been in effect for fiscal quarters that began prior to June 15, 2003 are to be applied in accordance with their respective effective dates. The adoption of FAS 149 did not have a significant impact on our financial statements.

     - FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued by the FASB in May 2003. FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FAS 150's guidance requires that those instruments be classified as liabilities. FAS 150 is effective immediately for financial instruments entered into or modified after May 31, 2003 and to all other financial instruments that exist beginning July 1, 2003. Although we currently have no financial instruments recorded in equity that are required to be reported as liabilities, should we enter into any such financial instruments, we will comply with the requirements of FAS 150.

     Additionally, the Emerging Issues Task Force (EITF) published Issue No. 01-08, Determining Whether An Arrangement Contains a Lease (EITF 01-08), in May 2003. EITF 01-08 discusses how to determine whether an arrangement contains a lease and states that the evaluation of whether an arrangement conveys the right to use property, plant, or equipment should be based on the substance of an arrangement and that the property that is the subject of a lease must be specified (explicitly or implicitly) either at inception of the arrangement or at the beginning of the lease term. EITF 01-08 is effective for arrangements entered into or modified after July 1, 2003. Since July 1, 2003, we have not entered into any new arrangements, or modified any arrangements that would fall under this EITF; however, should we enter into any such arrangements, we will comply with the requirements of EITF 01-08.


NOTE 14.  SUBSEQUENT EVENTS
---------------------------

     Revolving Credit Facility

     In October 2003, TEP's revolving credit lenders agreed to extend the Revolving Credit Facility under the same terms and conditions to November 11, 2004.

     Springerville Expansion

     On October 21, 2003 (the Closing Date), UED, TEP, Tri-State Generation and Transmission Association, Inc. (Tri-State) and Salt River Project Agricultural Improvement and Power District (SRP) entered into an Amended and Restated Joint Development Agreement (JDA), which provides for the development of two 400 MW coal-fired units at TEP's existing Springerville Generating Station by parties other than TEP.

     On the Closing Date, TEP transferred the right to construct Unit 3, together with associated rights, to Tri-State. Tri-State completed financing of Unit 3 on that date and immediately began construction. Once the unit is completed, Tri-State will lease 100% of Unit 3 through a 34-year leveraged lease agreement with GE Structured Finance and will take 300 MW of the 400 MW capacity.

     Under the JDA, SRP will purchase 100 MW of capacity from Unit 3 under a 30-year power purchase agreement with Tri-State and will have the right to construct and own Unit 4 at a later date. If SRP decides to construct Unit 4, TEP and Tri-State would be required to find a replacement purchaser for SRP's 100 MW Unit 3 power purchase obligation. If TEP and Tri-State are unable to find a replacement purchaser, TEP would then purchase 100 MW of output from Unit 4, beginning with the commercial operation of Unit 4.

     TEP executed contracts to provide operating, maintenance and other services to Units 3 and 4. TEP also agreed to purchase up to 100 MW of Tri-State system capacity for no more than five years from the time Unit 3 begins commercial operation. TEP will benefit from approximately $90 million in upgraded emissions control equipment for Units 1 and 2 and other facilities at the Springerville Generating Station that will be paid for by the Unit 3 project. Due to the transfer of Unit 3 rights to Tri-State, in November 2003 TEP deposited $17 million with TEP's Second Mortgage Trustee.

     At September 30, 2003, capitalized project development costs on UED's balance sheet amounted to approximately $28 million. On the Closing Date, UED received reimbursement of all project development costs (including those incurred after September 30) which it incurred in connection with Units 3 and 4 of approximately $30 million, plus a development fee (including accrued interest on development funds advanced) of $11 million. The development fee will be recognized as income in the fourth quarter of 2003. On October 24, 2003, UniSource Energy repaid its $35 million short-term bridge loan with the proceeds.


NOTE 15.  REVIEW BY INDEPENDENT ACCOUNTANTS
-------------------------------------------

     With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month and nine-month periods ended September 30, 2003 and 2002, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 5, 2003 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of
Section 11 of the Securities Act of 1933 (the Act) for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

OVERVIEW OF CONSOLIDATED BUSINESS
---------------------------------

     UniSource Energy Corporation (UniSource Energy) is a holding company that owns substantially all of the outstanding common stock of Tucson Electric Power Company (TEP), and all of the outstanding common stock of UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium), and UniSource Energy Development Company (UED).

     On August 11, 2003, UniSource Energy completed the purchase of the Arizona gas and electric system assets from Citizens Communications Company (Citizens) for a total of $224 million, comprised of the base purchase price plus other operating capital adjustments. UniSource Energy formed two new operating companies called UNS Electric, Inc. (UNS Electric) and UNS Gas, Inc. (UNS Gas) to acquire these assets, as well as UES, an intermediate holding company that holds the common stock of UNS Electric and UNS Gas.

     TEP, an electric utility, has provided electric service to the
community of Tucson, Arizona, for over 100 years.   UES, through its two
operating subsidiaries, provides gas and electric service to 30 communities in northern and southern Arizona. Millennium invests in unregulated businesses, including a developer of thin-film batteries and a developer and manufacturer of thin-film photovoltaic cells. UED engages in developing generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station. We conduct our business in these four primary business segments - TEP's Electric Utility Segment, UES' Gas and Electric Utility Segment, the Millennium Businesses Segment, and the UED Segment.

     Management's Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its four primary business segments and includes the following:

  - operating results during the third quarter and first nine months of 2003 compared with the same periods in 2002,
  -  factors which affect our results and outlook,
  -  our outlook and strategy, and
  - our liquidity, capital needs, capital resources, and contractual obligations.

     TEP is the principal operating subsidiary of UniSource Energy and, at September 30, 2003, represented approximately 86% of its assets. The seasonal nature of TEP's business causes operating results to vary significantly from quarter to quarter. UniSource Energy's results for the three months and nine months ended September 30, 2003 include 51 days of operations of UES. Due to the sale of both gas and electricity, UES' consolidated operating results are expected to be less seasonal than TEP's. Income and losses from Millennium's unregulated businesses have had a significant impact on earnings reported by UniSource Energy for the three months and nine months ended September 30, 2003 and 2002. UED's unregulated business segment, which was established in February 2001, may have a significant impact on consolidated net income and cash flows in the fourth quarter of 2003 since the financial closing of Springerville Unit 3 occurred on October 21, 2003.

     Management's Discussion and Analysis should be read in conjunction with UniSource Energy and TEP's 2002 Form 10-K and with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the three months and nine months ended September 30, 2003 and 2002. Management's Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

     References in this report to "we" and "our" are to UniSource Energy and its subsidiaries, collectively.

                       UNISOURCE ENERGY CONSOLIDATED

RESULTS OF OPERATIONS
---------------------

     Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

     UniSource Energy recorded net income of $27 million, or $0.79 per average share of Common Stock, in the third quarter of 2003 compared with net income of $23 million, or $0.68 per average share of Common Stock last year. The following factors contributed to the change in net income:

  - A $39 million increase in revenues from Electric Retail Sales resulting from warmer summer weather, a 2.2% increase in TEP's average number of retail customers and $24 million of retail electric revenues at UES.

  -  $10 million of Gas Revenues at UES.

  - A $9 million decline in TEP's revenues from Electric Wholesale Sales primarily due to higher retail kWh demand and unfavorable wholesale opportunities for its gas generation resources.

  - A $6 million increase in Fuel expense resulting from higher natural gas prices and an adjustment to accrued fuel expense in the third quarter of 2002.

  - Purchased Energy expense, which includes Purchased Power expense and purchased gas expense, was higher by $24 million resulting from $24 million of Purchased Energy expense at UES.

  -  A $2 million increase in Other Operations and Maintenance expense
     (O&M) due primarily to $4 million of O&M at UES, which was partially offset by lower incentive compensation.

  - Interest expense increased $4 million related to higher interest rates under TEP's Credit Agreement, interest expense at UES, and interest expense related to UniSource Energy's borrowing under a bridge loan for the Citizens Acquisition.

  - Third quarter 2002 results included a coal contract termination fee of $11 million. In July of 2002, TEP terminated a coal contract related to the Sundt Generating Station, eliminating annual take-or-pay payments of $3 million.

     Nine Months Ended September 30, 2003 Compared with the Nine Months Ended September 30, 2002

     UniSource Energy recorded Net Income of $85 million, or $2.50 per average share of Common Stock, in the first nine months of 2003, including an after-tax gain of $67 million, or $2.00 per average share of Common Stock, for the Cumulative Effect of Accounting Change from the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143). Net Income Before Cumulative Effect of Accounting Change was $17 million, or $0.50 per average share of Common Stock. This compares with net income of $28 million, or $0.84 per average share of Common Stock, in the first nine months of 2002. The following factors contributed to the change in Income Before Cumulative Effect of Accounting Change:

  - A $36 million increase in revenues from Electric Retail Sales resulting from warm weather in the third quarter of 2003 compared with 2002, a 2.3% increase in TEP's average number of retail customers and $24 million of retail electric revenues at UES. The benefits of warm third quarter weather were partially offset by mild weather during the first six months of 2003.

  -  $10 million of Gas Revenues at UES.

  - An $18 million decline in TEP's revenues from Electric Wholesale Sales primarily attributable to unplanned outages at several of TEP's coal-fired generating facilities during the first half of 2003, unfavorable wholesale opportunities for its gas generation resources and record retail kWh demand in the third quarter. In addition, a $3 million increase in TEP's reserve against receivables from California wholesale sales and from Enron Corp. (Enron) was recorded in the first quarter of 2003.

  - Fuel expense decreased by $2 million in the first nine months of 2003, due primarily to lower fuel consumption at TEP's generating facilities during planned and unplanned outages at TEP's generating facilities during the first half of 2003.

  - Purchased Energy expense, which includes Purchased Power expense and purchased gas expense, was higher by $34 million, resulting from $24 million of Purchased Energy expense at UES, replacement power costs in the first half of 2003 related to planned and unplanned outages at TEP's generating facilities, and increased reliance on wholesale electric purchases in lieu of running more expensive gas-fired generation.

  - Other O&M was higher by $9 million. Increased costs resulting from planned and unplanned outages at TEP's generating facilities and $4 million of O&M at UES were partially offset by lower incentive compensation.

  - Higher interest expense of $8 million related to higher interest rates under TEP's Credit Agreement, interest expense at UES, and interest expense related to UniSource Energy's borrowing under a bridge loan for the Citizens Acquisition.

  - 2002 results included a coal contract termination fee of $11 million. TEP terminated a coal contract related to the Sundt Generating Station, eliminating annual take-or-pay payments of $3 million.


CONTRIBUTION BY BUSINESS SEGMENT
--------------------------------

     The table below shows the contributions to our consolidated after-tax earnings by our four business segments, as well as parent company expenses, for the third quarter and first nine months of 2003 and 2002:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                       2003       2002         2003        2002
--------------------------------------------------------------------------------
     Business Segment                           - Millions of Dollars -
       TEP                            $31.5      $26.6        $103.0 (1)  $42.1
       UES                              0.1          -           0.1          -
       Millennium                      (2.7)      (2.8)        (12.1)     (10.5)
       UED                                -        0.5          (0.2)       1.0
       UniSource Energy Standalone(2)  (2.2)      (1.5)         (6.3)      (4.2)
--------------------------------------------------------------------------------
           Consolidated Net Income    $26.7      $22.8        $ 84.5      $28.4
================================================================================

      (1) Includes an after-tax gain of $67.5 million for the Cumulative Effect of Accounting Change from the adoption of FAS 143 in the first quarter of 2003.
      (2)  Primarily represents interest expense (net of tax) on the note
           payable from UniSource Energy to TEP, as well   as costs in 2003
           associated with the Citizens acquisition.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   UNISOURCE ENERGY CONSOLIDATED CASH FLOWS


           Nine months ended         September 30, 2003   September 30, 2002
      -------------------------------------------------------------------------
                                             - Millions of Dollars -
       Cash Provided by (Used in):
          Operating Activities               $133                $136
          Investing Activities               (319)               (240)
          Financing Activities                157                 (31)
      -------------------------------------------------------------------------
       Net Decrease in Cash                  $(29)              $(135)
      =========================================================================

     UniSource Energy's primary source of liquidity is its cash flow from operations, which is provided primarily from retail and wholesale energy sales at TEP, net of the related payments for Fuel and Purchased Power. Due to the seasonal nature of TEP's business, cash from operations is lowest in the first quarter and highest in the third quarter due to TEP's summer peaking load. We primarily use our available cash to finance capital expenditures at TEP and UES, to make investments in our energy technology affiliates, to pay dividends to shareholders, and to reduce leverage at TEP by repaying high coupon debt and investing in lease debt. In 2003, cash was used to help fund the Citizens Acquisition.


     Investing Activities

     Net cash used for Investing Activities was $79 million higher in the first nine months of 2003, compared with the same period in 2002. In August 2003, we spent $224 million to acquire the Citizens' Arizona gas and electric utility assets. During the first nine months of 2003,
construction expenditures were $20 million higher.   Approximately $10
million of this increase was spent on completing a new one mile 500-kV transmission line and related substations to enhance TEP's distribution system link to the regional high voltage transmission system. In the first nine months of 2003, TEP received $12 million in principal payments on its investments in outstanding Springerville lease debt. In contrast, in the first nine months of 2002, TEP made net investments in Springerville lease debt of $135 million. Investments and loans to

Millennium's equity method investments were approximately $2 million in the first nine months of 2003, compared with $23 million in 2002.

     Financing Activities

     Net cash flows from Financing Activities totaled $157 million in the first nine months of 2003, compared with a $31 million use of cash in the same period in 2002. In August 2003, UES issued $160 million in notes to finance the acquisition of the Citizens Arizona gas and electric utility assets. UniSource Energy also obtained $35 million in short-term bridge financing in August 2003 to assist in the financing of the acquisition.
Net proceeds from borrowings under TEP's revolving credit facility were $20 million during 2003. In the first nine months of 2003, UniSource Energy paid approximately $15 million in dividends to its common shareholders and TEP paid $42 million on its capital lease obligations. In 2002, UniSource Energy paid approximately $13 million in dividends to its common shareholders and TEP paid $20 million on its capital lease obligations. TEP's capital lease payments were higher in 2003 due to a $28 million scheduled principal payment on the Springerville Unit 1 lease debt in the first quarter. In October 2003, we paid off the $35 million short-term bridge financing that was obtained in August 2003.

     Our consolidated cash and cash equivalents decreased to $63 million at September 30, 2003 from $93 million at September 30, 2002. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     In the event that we experience lower cash from operations in 2003, we may adjust our discretionary uses of cash accordingly. We believe, however, that we will continue to have sufficient cash flow to cover our capital needs, as well as required debt payments and dividends to shareholders.

   UNISOURCE ENERGY - PARENT COMPANY

     UniSource Energy's primary source of cash is dividends from TEP. Dividends from TEP are limited to 65% of TEP's net income and accordingly are dependent on the level and seasonal pattern of TEP earnings. In the first nine months of 2003, the TEP Board of Directors declared and paid dividends of $59 million to UniSource Energy. TEP anticipates paying additional dividends to UniSource in the fourth quarter of 2003.

     Our primary uses of cash are to pay quarterly dividends to shareholders, to pay income taxes, to fund investments in Millennium's unregulated businesses that vary from quarter to quarter, and to make interest payments on our promissory note to TEP. Accrued interest on the promissory note of approximately $19.6 million is payable every two years; the next payment date is January 3, 2004. Under our tax allocation procedures our subsidiaries make income tax payments to UniSource Energy and we make payments on behalf of the consolidated group.

     In August 2003, UniSource Energy used approximately $50 million of its available cash and borrowed $35 million from a financial institution in the form of short-term bridge financing debt to help finance the purchase of Citizens Arizona electric and gas utility assets. The funds were used as an equity contribution in the capitalization of UES. On October 24, 2003, as required by the agreement, UniSource Energy repaid the $35 million bridge loan upon the financial close of the Springerville Unit 3 project.

     As of November 6, 2003, cash and cash equivalents available to UniSource Energy was approximately $30 million. To address the seasonal differences between its cash sources and uses, UniSource Energy may establish a bank revolver. The revolver may also be used to help fund the working capital needs of its new subsidiaries UES, UNS Gas and UNS Electric.

     In addition, as part of our ACC Holding Company Order, we must invest at least 30% of any proceeds of equity issuances in TEP until TEP's equity reaches 37.5% of total capital (excluding capital leases).

   GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries, including TEP, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The most significant of these guarantees are UES' guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens Arizona gas and electric system assets, UniSource Energy's guarantee of approximately $22 million in natural gas transportation and supply payments and building lease payments for UNS Gas and UES, and Millennium's guarantee of approximately $5 million in commodity-related payments for MEG at September 30, 2003. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

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

   DIVIDENDS ON COMMON STOCK

     UniSource Energy began paying dividends to common shareholders in March 2000. In the first nine months of 2003, common dividends paid totaled $15 million.


       Declaration      Record       Payable      Total       Per Share
           Date          Date         Date       Dividend      Amount
         2/7/2003      2/21/2003    3/7/2003    $5 million     $0.15
         5/9/2003      5/23/2003    6/10/2003   $5 million     $0.15
         9/4/2003      9/18/2003    9/30/2003   $5 million     $0.15

     UniSource Energy's Board of Directors will review our dividend level on a continuing basis, taking into consideration a number of factors including our results of operations and financial condition, general economic and competitive conditions and the cash flow from our subsidiary companies, TEP, UES, Millennium and UED.


                       TUCSON ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS
---------------------

     The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy.

     TEP kWh Sales and Revenues

     Customer growth, weather and other consumption factors affect retail sales of electricity. Electric wholesale revenues are affected by market prices in the wholesale energy market, availability of TEP generating resources, the price of fuel, and the level of wholesale forward contract activity.

     TEP's electric wholesale sales consist primarily of three types of sales:

     (1) Sales under long-term contracts for periods of more than one year. TEP currently has long-term contracts with three entities to sell firm capacity and energy: Salt River Project Agricultural Improvement and Power District (SRP), the Navajo Tribal Utility Authority and the Tohono O'odham Utility Authority. TEP also has a multi-year interruptible contract with Phelps Dodge Energy Services, which requires a fixed contract demand of 60 MW at all times except during TEP's peak customer energy demand period, from July through September of each year. Under the contract, TEP can interrupt delivery of power if TEP experiences significant loss of any electric generating resources.

     (2) Other sales include forward sales and short-term sales. Under forward contracts, TEP commits to sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one-month, three-month or one-year periods. Under short-term sales, TEP sells energy in the daily or hourly markets at fluctuating spot market prices and other non-firm energy sales.

     (3)  Sales of transmission service.

     TEP kWh Sales Delivered and Corresponding Revenues for the Quarter Ended September 30, 2003 Compared with the Quarter Ended September 30, 2002:

                                                    Sales                      Operating Revenue
-------------------------------------------------------------------------------------------------------
    Three Months Ended September 30,                         Percent                           Percent
                                           2003     2002     Change         2003      2002     Change
-------------------------------------------------------------------------------------------------------
                                              - Millions of kWh -            - Millions of Dollars -
    Electric Retail Sales:
      Residential                          1,216   1,105       10%        $ 114.6   $ 104.2     10%
      Commercial                             523     486        8%           55.2      51.3      8%
      Industrial                             647     644        -            47.4      46.8      1%
      Mining                                 186     171        9%            7.4       6.9      7%
      Public Authorities                      71      70        1%            5.1       5.2     (2%)
-------------------------------------------------------------------------------------------------------
    Total Electric Retail Sales            2,643   2,476        7%          229.7     214.4      7%
-------------------------------------------------------------------------------------------------------
    Electric Wholesale Sales Delivered:
      Long-term Contracts                    295     213       38%           13.7      12.1     13%
      Other Sales                            344     811      (58%)          15.6      27.6    (43%)
      Transmission                             -       -        -             3.0       1.4      NM
-------------------------------------------------------------------------------------------------------
    Total Electric Wholesale Sales           639   1,024      (38%)          32.3      41.1    (21%)
-------------------------------------------------------------------------------------------------------
         Total                             3,282   3,500       (6%)       $ 262.0   $ 255.5      3%
=======================================================================================================


     TEP's average number of retail customers increased by 2.2% to 364,363, while kWh sales to retail customers increased by 7% in 2003. Kilowatt-hour sales to residential customers were up 10% and kWh sales to commercial customers were up 8%, resulting from customer growth and warmer weather. Cooling degree days increased by 9% in 2003, and were up 5% compared with the third quarter ten-year average. TEP set a record retail peak load of 2,060 MW on August 12, 2003, exceeding the previous record peak of 1,899 MW
set in 2002.    Revenue from sales to retail customers increased by 7% in
2003, reflecting higher kWh demand.

     Electric wholesale revenues decreased by 21% in 2003. The 21% decline in wholesale revenues is not as large as the 38% decline in wholesale kWh sales due to higher average power prices. Average-around-the-clock energy prices for 2003 increased to $46 per MWh compared with $28 per MWh during 2002, primarily due to increased natural gas prices in the region. Gas prices in 2003 averaged $4.39 per MMBtu, up 76% compared with last year. The addition of other gas resources in the region and resulting lower average generating heat rates combined with higher retail kWh sales resulted in unfavorable wholesale market opportunities.

     TEP kWh Sales Delivered and Corresponding Revenues for the Nine Months Ended September 30, 2003 Compared with the Nine Months Ended September 30, 2002:

                                                    Sales                      Operating Revenue
-------------------------------------------------------------------------------------------------------
    Nine Months Ended September 30,                          Percent                           Percent
                                           2003     2002     Change         2003      2002     Change
-------------------------------------------------------------------------------------------------------
                                              - Millions of kWh -            - Millions of Dollars -
    Electric Retail Sales:
      Residential                          2,645   2,540        4%        $ 240.6   $ 230.7      4%
      Commercial                           1,295   1,253        3%          135.0     130.8      3%
      Industrial                           1,714   1,752       (2%)         123.4     124.4     (1%)
      Mining                                 511     509        -            20.4      20.7     (1%)
      Public Authorities                     194     200       (3%)          14.1      14.5     (3%)
-------------------------------------------------------------------------------------------------------
    Total Electric Retail Sales            6,359   6,254        2%          533.5     521.1      2%
-------------------------------------------------------------------------------------------------------
    Electric Wholesale Sales Delivered:
      Long-term Contracts                    882     685       29%           39.6      38.1      4%
      Other Sales                          1,494   2,525      (41%)          62.3      84.9    (27%)
      Transmission                             -       -        -             6.1       2.9      NM
-------------------------------------------------------------------------------------------------------
    Total Electric Wholesale Sales         2,376   3,210      (26%)         108.0     125.9    (14%)
-------------------------------------------------------------------------------------------------------
         Total                             8,735   9,464       (8%)       $ 641.5   $ 647.0     (1%)
=======================================================================================================


     Total retail kWh sales in 2003 increased by 2% compared with 2002.
Hot summer weather compared with a year ago, and a 2.3% increase in the average number of retail customers more than offset mild weather during the first six months of 2003. Cooling degree days increased by 5% in 2003 compared with the same period in 2002, and were up 6% compared with the 10-year average. Heating degree days decreased by 19% in the first quarter of 2003 compared with the same period in 2002, and also decreased 16% when compared with the first quarter 10-year average. Kilowatt-hour sales to residential customers were up 4% and kWh sales to commercial customers were up 3% in 2003, resulting from customer growth and warmer weather compared with a year ago. Revenue from sales to retail customers increased by 2% in 2003, reflecting higher kWh demand.

     Electric wholesale revenues decreased by 14% in 2003. The 14% decline in wholesale revenues is not as large as the 26% decline in wholesale kWh sales due to higher average power prices. Average-around-the-clock energy prices for 2003 were $43 per MWh compared with $25 per MWh during 2002. Planned and unplanned outages at TEP's coal-fired generating plants, particularly in the first six months of 2003, reduced opportunities to sell wholesale power. Gas prices in 2003 averaged $4.54 per MMBtu, up 89%. The addition of other gas resources in the region and resulting lower average generating heat rates, resulted in unfavorable wholesale market opportunities for TEP's gas-fired generating resources. In addition, wholesale revenues were reduced by a $2 million reserve for doubtful accounts recorded in the first quarter related to wholesale sales made to the California Independent System Operator (CISO) and the California Power Exchange (CPX) in 2001 and 2000. See Payment Defaults and Allowances for Doubtful Accounts, below.

     Fuel and Purchased Power Expenses

     Fuel expense at TEP's generating plants increased by approximately $6 million, or 10%, in the quarter ended September 30, 2003, compared with the same quarter in 2002, due to increased retail kWh demand and higher natural gas prices. The average cost of fuel per kWh generated for the third quarter of 2003 was 2.02 cents compared with 1.84 cents for the third quarter of 2002. In addition, TEP reversed a fuel expense accrual of $2 million in the third quarter of 2002, related to the elimination of a take-or-pay payment at the Sundt Generating Station. In the first nine months of 2003, fuel expense at TEP's generating plants decreased by approximately $2 million, or 2%, compared with the same period in 2002. The higher cost of natural gas partially offset lower retail kWh demand in the first half of 2003. The average cost of fuel per kWh generated for the first nine months of 2003 was 1.95 cents, compared with 1.89 cents in the same period of 2002. See Item 3. -Quantitative and Qualitative Disclosures About Market Risk, below.

     TEP's Purchased Power expense decreased approximately $0.5 million, or 2%, in the third quarter of 2003, compared with the same period in 2002. Purchased Power expense during the first nine months of 2003 was up approximately $10 million, or 21%, compared with the same period in 2002. In the first half of 2003, TEP had to purchase replacement power due to planned and unplanned outages at some of its generating facilities. In addition, TEP is relying on purchased power in lieu of running its more expensive gas-fired generation. See Other Operating Expenses, below.

     Other Operating Expenses

     Other Operations and Maintenance expense decreased by $3 million, or 8%, in the third quarter of 2003, compared with the same period in 2002, primarily attributable to lower incentive compensation and the elimination of $1 million in rental expense related to a 20 MW turbine that TEP purchased from UED in September 2002. In the first nine months of 2003, Other O&M expense increased by $0.8 million, compared with the same period in 2002.

     Depreciation and Amortization expense decreased $3 million in the first nine months of 2003 compared with the same period in 2002. The adoption of FAS 143 in the first quarter of 2003 resulted in a $4 million decrease because asset retirement costs are no longer recorded as a component of depreciation expense. See Critical Accounting Policies - Accounting for Asset Retirement Obligations, below.

     Amortization of the Transition Recovery Asset (TRA) increased $3 million in the third quarter of 2003 and $5 million in the first nine months of 2003 compared with the same periods in 2002. Amortization of the TRA is the result of the 1999 Settlement Agreement (TEP Settlement Agreement) with the ACC, which changed the accounting method for TEP's
generation operations.   This item reflects the recovery, through 2008, of
transition recovery assets which were previously regulatory assets of the generation business. TEP expects TRA amortization to be $45 million in 2004, $56 million in 2005, $67 million in 2006, $73 million in 2007 and $38 million in 2008.

     Other Income (Deductions)

     TEP's income statement includes inter-company Interest Income of $3 million for the third quarter of 2003, and $2 million for the third quarter of 2002. This represents Interest Income on the promissory note TEP received from UniSource Energy in exchange for the transfer to UniSource Energy of its stock in Millennium in 1998. Interest Income on this promissory note was $8 million in the first nine months of 2003 and was $7 million for the first nine months of 2002. On UniSource Energy's Consolidated Statement of Income, this Interest Income, as well as UniSource Energy's related interest expense, is eliminated as an inter-company transaction.

     Interest Income was $5 million in each of the third quarter for 2003 and 2002. Interest Income in the first nine months of 2003 increased $0.9 million compared with the same period in 2002, due to investments in Springerville lease debt.

     Other Income decreased $1 million, while Other Expense decreased $0.2 million in the third quarter of 2003, compared with the same period in 2002. In the first nine months of 2003, Other Income decreased by $1 million, while Other Expense decreased by $0.5 million, compared with the same period in 2002. Other Income includes non-utility revenue, the cost of financing construction for transmission and distribution projects attributable to equity funds and other miscellaneous non-utility income. Other Expense includes charitable contributions and other miscellaneous non-utility expenses.

     Interest Expense

     Long-Term Debt Interest Expense increased in the third quarter and first nine months of 2003, compared to the same periods in 2002 due to higher Letter of Credit fees under TEP's Credit Agreement. Interest on Capital Leases decreased in the third quarter and first nine months of 2003, compared with the same periods in 2002 due to scheduled repayments of lease debt.

     Income Tax Expense

     Income Tax Expense increased by $6 million in the third quarter of 2003, compared with the same period in 2002. The increase was due to higher pre-tax income and a $4 million tax benefit recorded in the third quarter of 2002, related to the reduction of the valuation allowance, and the favorable settlement of an IRS audit issue. In the first nine months of 2003, Income Tax Expense decreased by $0.4 million compared with the same period in 2002, due to lower pre-tax income.

     Cumulative Effect of Accounting Change

     TEP adopted FAS 143 on January 1, 2003 and recorded a one-time $67 million after-tax gain. Upon adoption of FAS 143, TEP recorded an asset retirement obligation of $38 million at its net present value of $1 million, increased depreciable assets by $0.1 million for asset retirement costs, reversed $113 million of costs previously accrued for final removal from accumulated depreciation, and reversed previously recorded deferred tax assets of $44 million. TEP expects that adopting FAS 143 will result in a reduction to depreciation expense charged throughout the year as well because asset retirement costs are no longer recorded as a component of depreciation expense. For the year 2003, this amount is approximately $6 million. See Critical Accounting Policies - Accounting for Asset Retirement Obligations, below.

FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

   COMPETITION

     The electric utility industry has undergone significant regulatory change in the last few years designed to encourage competition in the sale of electricity and related services. However, the recent experience in California with deregulation has caused many states, including Arizona, to re-examine the viability of retail electric deregulation.

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

   RATES AND REGULATION

     TEP's Settlement Agreement and Retail Electric Competition Rules

     In September 1999, the ACC approved Rules that provided a framework for the introduction of retail electric competition in Arizona. In November 1999, the ACC approved the TEP Settlement Agreement between TEP and certain customer groups relating to the implementation of retail electric competition, including TEP's recovery of its transition recovery assets and the unbundling of tariffs. During 2002, the ACC reexamined circumstances that had changed since it approved the Rules in 1999. The outstanding issues were divided into two groups. Track A related primarily to the divestiture of generation assets while Track B related primarily to the competitive energy bidding process.

     Track A

     In September 2002, the ACC issued the Track A Order, which eliminated the requirement in the TEP Settlement Agreement that TEP transfer its generation assets to a subsidiary. At the same time, the ACC ordered the parties, including TEP, to develop a competitive bidding process, and reduced the amount of power to be acquired in the competitive bidding process to only that portion not supplied by TEP's existing resources.

     Track B

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

     TEP is not required to purchase any power through this process that it deems to be uneconomical, unreasonable or unreliable. The Track B bidding process involved the ACC Staff and an independent monitor. The Track B Order also confirmed that it is not intended to change the current retail rates for generation services.

     TEP entered into two agreements to meet its 2003 bid requirements under the Track B Order for the period 2003 through 2006 as listed below:

  -  PPL Energy Plus, LLC will supply 37 MW from June 2003 through December
     2003 and 75 MW from January 2004 through December 2006, under a unit contingent contract.
  - Teco Energy's Gila River generating station will supply 50 MW on-peak for the June through September time period, from 2003 through 2005, under a unit contingent contract.
  -  No RMR bids were received.

     Rates

     TEP is required to file by June 1, 2004 a general rate case, including an updated cost of service study. Under the terms of the TEP Settlement Agreement, no rate case filed by TEP through 2008, including the rate case to be filed by June 1, 2004, may result in a net rate increase. The ACC order approving the Citizens acquisition also requires that TEP submit as part of its June 2004 general rate case filing, a feasibility study and consolidation plan, or in the alternative, a plan for coordination of operations of UNS Electric's operations in Santa Cruz County with those of TEP.

   WESTERN ENERGY MARKETS

     As a participant in the western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions and market participants. TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy at market-based rates in the wholesale market.

     The electric generating capacity in Arizona has grown to approximately 23,000 MW; an increase of more than 48% since 2000. An additional 1,700 MWs of capacity are expected to come on line by the end of 2003. A majority of the growth over the last three years is the result of 19 new or upgraded gas-fired generating units with a combined capacity of approximately 9,300 MW. The new generation increases the state's total generating capacity to over 25,000 MW at the end of this year. In addition, the presence of fewer creditworthy counterparties, as well as legal, political and regulatory uncertainties, has reduced market liquidity and trading volume.

     Market Prices

     The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index increased in 2003 compared with 2002, as did the average price for natural gas based on the San Juan Index.

     Average Market Price for Around-the-Clock Energy             $/MWh
    --------------------------------------------------------------------
        Quarter ended September 30, 2003                           $46
        Quarter ended September 30, 2002                            28

        Nine months ended September 30, 2003                        43
        Nine months ended September 30, 2002                        25
    --------------------------------------------------------------------


     Average Market Price for Natural Gas                         $/MMBtu
    ----------------------------------------------------------------------
        Quarter ended September 30, 2003                          $4.39
        Quarter ended September 30, 2002                           2.49

        Nine months ended September 30, 2003                       4.54
        Nine months ended September 30, 2002                       2.40
    ----------------------------------------------------------------------

     Average market prices for around-the-clock energy began to rise in February 2003 due to increased demand and higher natural gas prices resulting from low gas storage levels resulting from colder temperatures in other regions of the U.S. and reduced gas production. Reduced hydropower supply in the western U.S. also contributed to the higher market prices. Starting in October 2003, the average forward around-the-clock market price for the balance of the year 2003 is estimated at approximately $38 per MWh, based on forward market broker quotes as of September 30, 2003. As a result of all these factors, we expect TEP's purchased power expense to be higher in 2003 than in 2002, depending on the actual volumes purchased. We cannot predict whether these higher prices will continue, or whether changes in various factors that influence demand and supply will cause prices to fall again during the remainder of 2003.

     We expect the market price and demand for capacity and energy to continue to be influenced by the following factors during the next few years:

  -  continued population growth in the western U.S.;
  -  economic conditions in the western U.S.;
  -  availability of generating capacity throughout the western U.S.;
  - the extent of electric utility industry restructuring in Arizona, California and other western states;
  -  the effect of FERC regulation of wholesale energy markets;
  -  the availability and price of natural gas;
  -  availability of hydropower;
  -  transmission constraints; and
  -  environmental restrictions and the cost of compliance.

     Payment Defaults and Allowances for Doubtful Accounts

     California claims that it was overcharged by up to $9 billion for wholesale power purchases in 2000 and 2001, and is seeking refunds from numerous power generators, including TEP. In early 2001, California's two largest utilities, Southern California Edison Company (SCE) and Pacific Gas & Electric Company (PG&E), defaulted on payment obligations owed to various energy sellers, including the CPX and the CISO. The CPX and the CISO defaulted on their payment obligations to market participants, including TEP. While SCE subsequently satisfied its obligations to the CPX, TEP has not received a corresponding payment from the CPX. The total amount owed to TEP by the CPX and CISO is $16 million. The FERC has held hearings and the FERC staff has proposed various methodologies for calculating amounts of refunds/offsets applicable to wholesale sales made into the California spot markets from October 2000 to June 2001. Based upon a FERC order in March 2003 (as reaffirmed by the FERC on October 16, 2003), TEP estimated that it may receive $6 million of its $16 million receivable. This represents amounts owed to TEP, plus interest, net of TEP's estimated refund liability. Therefore, in the first quarter of 2003, TEP increased its allowance for doubtful accounts for its CPX and CISO receivables by approximately $2 million, from $8 million to $10 million.

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

     Market Manipulation Investigations

     On June 25, 2003, the FERC alleged that 60 energy companies, including TEP, may have engaged in manipulative practices that disrupted western energy markets in 2001 and 2000. The FERC issued an order to show cause to explain certain transactions. There were 39 hours in which it is alleged that TEP used a specific trading strategy ("ricochet") in which TEP purportedly purchased energy out of the California markets on a day-ahead basis with the intent of re-selling it to the California markets at higher rates in real-time. The basis of the allegation against TEP are trades in May through August of 2000 where TEP purchased energy from the CPX in the day ahead market, and also sold power to the CPX or CISO during the same
hours in the real-time markets the following day.   TEP has reviewed the
transactions and believes that every hour had a legitimate operational or trading explanation and that TEP did not use the "ricochet" strategy. The total amount of profit supposedly made by TEP in these 39 hours is less than $9,000, which is below the $10,000 prosecutorial discretion limit set by the FERC in the same order. On August 29, 2003, the FERC trial staff filed a motion to dismiss all charges against TEP.

   FUEL SUPPLY

     TEP purchases coal and natural gas in the normal course of business to fuel its generating plants. The majority of its coal supplies are purchased under long-term contracts, which result in predictable prices.

     Concurrent with the closing of the Springerville expansion, TEP amended and extended the long-term coal supply contract at Springerville Units 1 and 2 through 2020. TEP estimates its future minimum annual payments under this contract to be $45 million through 2010, the initial contract expiration date, and $14 million in 2011 through 2020. TEP's coal transportation contract at Springerville runs until June 2011. TEP estimates its minimum payments under this contract to be $13 million through 2010 and $6.5 million in 2011.

     In September 2003, TEP entered into agreements in principle for the purchase and transportation of coal to the Sundt Generating Station through 2006 and expects to execute the associated contracts in November 2003. The total amount paid under these agreements depends on the number of tons of coal purchased and transported. The coal agreements require TEP to take
0.3 million tons annually with estimated future minimum payments of $4 million in 2004 and $6 million in 2005 and 2006. The rail agreement requires TEP to transport 0.3 million tons with estimated future minimum payments of $2 million in each year from 2004 through 2006.

     Also, in July 2003, the long-term coal supply contract at Four Corners, where TEP participates in jointly-owned facilities, was extended through July 2016, pursuant to its terms. The contract to purchase coal for use at Four Corners requires TEP to purchase minimum amounts of coal at an estimated annual cost of $5 million for the next 12.5 years.

     TEP typically uses its gas generation to meet the summer peak demands of its retail customers and to meet local reliability needs. Due to its limited and historically seasonal usage of natural gas for firm electric wholesale and retail customers, TEP typically purchases its gas needs in the spot and short-term markets through its supplier Southwest Gas Corporation (SWG).

     In the first nine months of 2003, natural gas prices were nearly double those in the first nine months of 2002, due to low gas storage levels and reductions in gas production. The increase in the regional supply of gas-generated energy and the completion of a 500 kV transmission connection however, allowed TEP to decrease use of its less efficient gas generation units in favor of more economical purchases of energy in the wholesale market. TEP's generation output fueled by natural gas was approximately 405,000 MWh, or 5% of total generation in the first nine months of 2003, compared with approximately 610,000 MWh, or 7% of total generation in the first nine months of 2002.

     TEP obtains its gas supply as a retail customer of the local gas supplier, SWG. TEP periodically negotiates its contract with its gas supplier to establish terms relating to pricing and scheduling of gas delivery. SWG is affected by recent FERC actions relating to its gas allocations from the San Juan and Permian basins. A FERC order was issued on this topic on July 9, 2003. TEP is in the process of renegotiating its gas supply and transportation agreement with SWG and expects to execute the contract in November 2003. TEP does not anticipate any material difference in operational or economic terms in the new agreement, which will be retroactive to November 1, 2003.

   GENERATING RESOURCES

     Water Supply

     Drought conditions in the Four Corners region, combined with water usage in upper New Mexico, have resulted in decreasing water levels in the lake that indirectly supplies water to the San Juan and Four Corners generating stations. These drought conditions may affect the water supply of the plants in 2004, as well as in later years, if adequate moisture is not received in the watershed that supplies the area. TEP has a 50% ownership interest in each of San Juan units 1 and 2 (322 MW capacity) and a 7% ownership interest in each of Four Corners units 4 and 5 (110 MW capacity).

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   TEP CASH FLOWS

                                      September 30,         September 30,
     Nine months ended                    2003                  2002
   -----------------------------------------------------------------------
                                           - Millions of Dollars -
     Cash Provided by (Used in):
        Operating Activities              $162                 $155
        Investing Activities               (87)                (223)
        Financing Activities               (97)                 (24)
   -----------------------------------------------------------------------
     Net Decrease in Cash                 $(22)                $(92)
   =======================================================================


     TEP's capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt and capital lease obligations.

     During 2003, TEP expects to generate sufficient internal cash flows to fund its operating activities, construction expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, due to the seasonal nature of TEP's business, cash provided by operating activities varies significantly from quarter to quarter. At September 30, 2003, TEP had $40 million available under its $60 million Revolving Credit Facility. As of November 6, 2003, TEP had $60 million available under this facility. If cash flows fall short of expectations or if monthly cash requirements temporarily exceed available cash balances, TEP may borrow additional amounts from its Revolving Credit Facility.

     Investing Activities

     Net cash used for investing activities was $136 million lower in the first nine months of 2003, compared with the same period in 2002. During the first nine months of 2003, construction expenditures were $25 million higher, which include approximately $10 million for completing a new one mile 500-kV transmission line and related substations. In the first nine months of 2003, TEP received $12 million in principal payments on its investments in outstanding Springerville lease debt. In contrast, in the first nine months of 2002, TEP made net investments in Springerville lease debt of $135 million.

     TEP's capital expenditures for the nine months ended September 30, 2003 were $97 million. TEP's forecast for capital expenditures for the year ending December 31, 2003 is approximately $121 million. These expenditures include costs to comply with current federal and state environmental regulations. Actual construction expenditures may differ from these estimates due to changes in business conditions, construction schedules, environmental requirements and changes to TEP's business arising from retail competition. TEP plans to fund these expenditures through internally-generated cash flow.

     In January 2001, TEP and Citizens entered into a project development agreement for the joint construction of a 62-mile transmission line from Tucson to Nogales, Arizona. In January 2002, the ACC approved the location and construction of the proposed 345-kV line. Pending federal studies and approvals for the portion of the line that will pass through a national forest, construction could begin as early as the first quarter of 2005, with an expected in-service date at the end of 2005. Construction costs are expected to be approximately $75 million. TEP has also applied to the U.S. Department of Energy for a Presidential Permit that would allow building an extension of the line across the international border with Mexico to interconnect with Mexico's utility system, providing further reliability and market opportunities in the region. Through September 30, 2003, approximately $8 million in engineering and environmental expenses have been capitalized related to this project. If the project does not proceed, these costs would be immediately expensed.

     Financing Activities

     Net cash used in financing activities totaled $97 million in the first nine months of 2003, compared with $24 million during the same period in 2002. TEP spent $42 million to retire scheduled capital lease obligations, compared with $19 million in 2002. Capital lease payments were higher in 2003 due to a $28 million scheduled principal payment on the Springerville Unit 1 lease debt in the first quarter of 2003. TEP paid $59 million in dividends to UniSource Energy in the first nine months of 2003, compared with $10 million paid in the first nine months of 2002. These cash outflows were partially offset by $20 million in net borrowings under TEP's Revolving Credit Facility.

     TEP Credit Agreement
     --------------------

     TEP's $401 million Credit Agreement consists of a $60 million Revolving Credit Facility and two letter of credit (LOC) facilities (Tranche A and Tranche B) totaling $341 million. The Revolving Credit Facility is used to provide liquidity for general corporate purposes. The LOC Facilities support $329 million aggregate principal amount of tax-exempt variable rate debt obligations. The Revolving Credit Facility is a 364-day facility that expires on November 13, 2003. The Tranche A letters of credit, totaling $135 million, expire in January 2006, and the Tranche B letters of credit, totaling $206 million, expire in November 2006. In October 2003, TEP's revolving credit lenders agreed to extend the Revolving Credit Facility under the same terms and conditions to November 11, 2004.

     The facilities are secured by $401 million in aggregate principal amount of Second Mortgage Bonds issued under TEP's General Second Mortgage Indenture. The Credit Agreement contains a number of restrictive covenants, including restrictions on additional indebtedness, liens, sale of assets, mergers and sale-leasebacks. The Credit Agreement also contains several financial covenants including: (a) a minimum Consolidated Tangible Net Worth, (b) a minimum Cash Coverage Ratio, and (c) a maximum Leverage Ratio. Under the terms of the Credit Agreement, TEP may pay dividends so long as it maintains compliance with the Credit Agreement; however, dividends and certain investments in affiliates may not exceed 65% of TEP's net income so long as the Tranche B LOCs are outstanding. The Credit Agreement also provides that under certain circumstances, certain regulatory actions could result in a required reduction of the commitments. As of September 30, 2003, TEP was in compliance with these financial covenants.

     In August 2003, the ACC approved TEP's financing application requesting authority to refinance its Credit Agreement and to refinance up to $200 million of its tax-exempt variable rate industrial development revenue bonds with fixed rate industrial development revenue bonds. In early 2004, TEP expects to refinance such debt.

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

   CONTRACTUAL OBLIGATIONS

     The following section updates the significant changes in TEP's contractual obligations or other commercial commitments since those reported in our 2002 Annual Report on Form 10-K:

     In May 2003, TEP entered into two purchased power agreements for periods through 2006 as a result of the competitive bidding process required by the ACC's Track B order:

     - PPL Energy Plus, LLC contracted to supply 37 MW from June 2003 through December 2003 and 75 MW from January 2004 through December 2006 under a unit contingent contract.

     - TECO Energy's Gila River generating station contracted to supply 50 MW on-peak for the June through September time period, from 2003 through 2005 under a unit contingent contract.

See Fuel Supply, above, for changes to TEP's coal and gas supply contracts since those reported in the 2002 Annual Report on Form 10-K.

   DIVIDENDS ON COMMON STOCK

     In the first nine months of 2003, the TEP Board of Directors declared and paid dividends of $59 million to its shareholders. UniSource Energy holds substantially all of TEP's common stock.

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of September 30, 2003, the required minimum net worth was $315 million. TEP's actual net worth at September 30, 2003 was $382 million, and was $352 million as defined in the Credit Agreement. As of September 30, 2003, TEP was in compliance with the terms of the Credit

Agreement. Under the terms of the Credit Agreement, dividends and certain investments in affiliates may not exceed 65% of TEP's net income, so long as the Tranche B LOCs are outstanding. See Financing Activities - TEP Credit Agreement, above.

     The ACC Holding Company Order states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's common equity equals 37.5% of total capitalization (excluding capital lease obligations). The Citizens Settlement Agreement, as approved by the ACC, modifies this dividend limitation so that it will remain in place until TEP's common equity equals 40% of total capitalization (excluding capital lease obligations). As of September 30, 2003, TEP's common equity equaled 25% of total capitalization (excluding capital lease obligations).

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



                         UNISOURCE ENERGY SERVICES

RESULTS OF OPERATIONS
---------------------

     UniSource Energy formed two operating companies, UNS Gas and UNS Electric, to acquire the Arizona electric and gas assets from Citizens, as well as an intermediate holding company, UES, to hold the common stock of UNS Gas and UNS Electric. Results of operations for UNS Electric and UNS Gas cover the period from August 11, 2003, the date the assets were acquired from Citizens, to September 30, 2003.

     UES' net income for the period was $0.1 million. Similar to TEP's operations, we expect UNS Electric's operations to be seasonal in nature, with peak energy demand occurring in the summer months. We also expect operations at UNS Gas to vary with the seasons, with peak energy usage occurring in the winter months.

     UNS Electric

     UNS Electric is an electric transmission and distribution company serving customers in Mohave County in northern Arizona and Santa Cruz County in southern Arizona. As of September 30, 2003, UNS Electric served approximately 80,000 retail customers.

     The table below shows UNS Electric's kWh sales and revenues for the period August 11, 2003 to September 30, 2003.

                                                                    Sales              Operating Revenue
     ------------------------------------------------------------------------------------------------------
     For the Period August 11, 2003 - September 30, 2003             2003                     2003
     ------------------------------------------------------------------------------------------------------
                                                             - Millions of kWh -    - Millions of Dollars -
     Electric Retail Sales:
       Residential                                                     153                   $15.1
       Commercial                                                       58                     5.8
       Industrial                                                       14                     0.9
       Other                                                            20                     1.8
     ------------------------------------------------------------------------------------------------------
     Total Electric Retail Sales                                       245                   $23.6
     ======================================================================================================

     UNS Gas

     UNS Gas is a gas transportation and distribution company serving retail customers in Mohave, Yavapai, Coconino, and Navajo Counties in northern Arizona, as well as Santa Cruz County in southeast Arizona. As of September 30, 2003, UNS Gas served approximately 127,000 retail customers.

     UNS Gas supplies natural gas transportation service to the 600 MW Griffith Power Plant (Griffith), located near Kingman, Arizona, under a 20-year contract which expires in 2021. Griffith is jointly owned by subsidiaries of Duke Energy

Corporation and PPL Energy Supply, LLC. UNS Gas also supplies natural gas to some of its large transportation customers, through a Negotiated Sales
Program (NSP) approved by the ACC. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the Purchased Gas Adjustor (PGA) mechanism.

     The table below shows UNS Gas' therm sales and revenues for the period August 11, 2003 to September 30, 2003.

                                                                    Sales                Operating Revenue
     ------------------------------------------------------------------------------------------------------
     For the Period August 11, 2003 - September 30, 2003             2003                       2003
     ------------------------------------------------------------------------------------------------------
                                                           - Thousands of therms -    - Millions of Dollars -
     Retail Therm Sales:
       Residential                                                   2,747                      $3.7
       Commercial                                                    2,216                       2.0
       Industrial                                                      279                       0.2
       Public Authority                                                263                       0.2
     ------------------------------------------------------------------------------------------------------
     Total Retail Therm Sales                                        5,505                       6.1
     Transport                                                           -                       0.4
     Negotiated Sales Program (NSP)                                  7,267                       3.8
     ------------------------------------------------------------------------------------------------------
         Total Therm Sales                                          12,772                     $10.3
     ======================================================================================================

FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

   COMPETITION

     As required by the ACC Decision approving UniSource Energy's acquisition of the Citizens Arizona gas and electric assets, on November 3, 2003, UNS Electric filed with the ACC an application for approval of a plan to open its service territories to retail competition by December 31, 2003. The plan addresses all aspects of implementation. It includes UNS Electric's unbundled distribution tariffs for both standard offer customers and customers that choose competitive retail access, as well as Direct Access and Settlement Fee schedules. The plan incorporates the Arizona Independent Scheduling Administrator's (AISA) protocols for must-run generation. UNS Electric direct access rates for both transmission and ancillary services will be based upon its FERC Open Access Transmission Tariff. The plan will not be effective prior to ACC review and approval.

   RATES AND REGULATION

     ACC Order on Citizens Acquisition

     On July 3, 2003, the ACC issued an order approving the acquisition of Citizens Arizona gas and electric assets. Concurrent with the closing of the acquisition, retail rate increases for customers of both UNS Electric and UNS Gas went into effect on August 11, 2003. Key provisions of the order include:

     UNS Gas
  -  20.9% overall increase in retail rates through a base rate increase.
  - Restricts the filing of a general rate case until August 2006 and any resulting rate increase shall not become effective prior to August 1, 2007.
  - Limits dividends payable by UNS Gas to UniSource Energy to 75% of earnings until the ratio of common equity to total capitalization reaches 40%.

     UNS Electric
  - 22% overall increase in retail rates through its Purchased Power Fuel Adjustor Clause (PPFAC).
  - UNS Electric must file a plan with the ACC to open its service territories to retail competition by no later than December 31, 2003.
  - Restricts the filing of a general rate case until August 2006 and any resulting rate increase shall not become effective prior to August 1, 2007.
  - Limits dividends payable by UNS Electric to UniSource Energy to 75% of earnings until the ratio of common equity to total capitalization reaches 40%.
  -  Requires UNS Electric to enter into negotiations with Pinnacle West
     Capital Corporation (PWCC) to seek to reduce the cost of its purchased power contract with PWCC.

     Power Cost Adjustment Mechanisms

     UNS Gas

     UNS Gas' retail rates include a PGA mechanism intended to address the volatility of natural gas prices and allows UNS Gas to recover its costs through a price adjustor. The PGA charge may be changed monthly based on an ACC approved mechanism that compares the twelve-month rolling average gas cost to the base cost of gas, subject to limitations on how much the price per therm may change in a twelve month period. The difference between the actual cost of UNS Gas' gas supplies and transportation contracts and that currently allowed by the ACC are deferred and recovered or repaid through the PGA mechanism. When under or over recovery trigger points are met, UNS Gas may request a PGA surcharge or surcredit with the goal of collecting or returning the amount deferred from or to customers over a twelve month period.

     On September 9, 2003, the ACC approved a new PGA surcharge of $0.1155 per therm that took effect October 1, 2003.

     UNS Electric

     UNS Electric's retail rates include a PPFAC, which allows for a separate surcharge or surcredit to the base rate for delivered purchased power to collect or return under or over recovery of costs. As part of the July 3, 2003 ACC Order, a new PPFAC surcharge of $0.01825 per kWh was approved to fully recover the cost of the current full-requirements power supply agreement with PWCC. UNS Electric is required to enter into negotiations with PWCC to potentially reduce the cost of this purchased power contract; 90% of any savings from the negotiations is to be passed on to UNS Electric rate payers.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     UES' capital requirements consist primarily of capital expenditures. During 2003, UES expects to generate sufficient internal cash flows to fund its operating activities and its construction expenditures. UES' forecast for capital expenditures for the year ending December 31, 2003 is approximately $11 million. UES plans to partially fund these expenditures through internally generated cash flow. UES intends to obtain, or have made available to them through UniSource Energy, a revolving credit facility to use for working capital purposes. This facility is expected to be in place within the next five months.

     Private Placement Notes

     On August 11, 2003, UNS Gas and UNS Electric issued a total of $160 million of aggregate principal amount of senior unsecured notes in a private placement. Proceeds from the note issuance were paid to Citizens to purchase the Arizona gas and electric system assets. UNS Gas issued $50 million of 6.23% Notes due August 11, 2011 and $50 million of 6.23% Notes due August 11, 2015. UNS Electric issued $60 million of 7.61% Notes due August 11, 2008. All three series of notes may be prepaid with a make-whole call premium reflecting a discount rate equal to an equivalent maturity U.S. Treasury security yield plus 50 basis points. The notes are guaranteed by UES.

     The note purchase agreements for both UNS Gas and UNS Electric contain certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth. The required minimum net worth levels for UES, UNS Gas, and UNS Electric are $50 million, $43 million, and $26 million, respectively. At September 30, 2003, UES' total common stock equity was $87 million. UNS Gas and UNS Electric reported common stock equity of $51 million and $36 million, respectively, at September 30, 2003.

     The incurrence of indebtedness covenant requires each of UNS Gas and UNS Electric to meet certain tests before an additional dollar of indebtedness may be incurred. These tests include (a) a ratio of Consolidated Long-Term Debt to Consolidated Total Capitalization of no greater than 0.67 to 1.00 prior to September 30, 2004, and no greater than
0.65 to 1.00 after September 30, 2004, and (b) an Interest Coverage Ratio
(a measure of cash flow to cover interest expense) of at least 2.50 to
1.00. However, UNS Gas and UNS Electric may, without meeting these tests, refinance indebtedness and incur short-term debt in an amount not to exceed $7 million in the case of UNS Gas, and $5 million in the case of UNS Electric.
Neither UNS Gas, nor UNS Electric, may declare or make distributions or dividends (restricted payments) on their common stock unless (a) immediately after giving effect to such action no default or event of default would exist under such company's note purchase agreement and (b) immediately after giving effect to such action, such company would be permitted to incur an additional dollar of indebtedness under the debt incurrence test for such company.

   CONTRACTUAL OBLIGATIONS

   The following section includes UES' significant contractual obligations or other commercial commitments:

     UNS Gas Supply Contracts

     UNS Gas has a natural gas supply and management agreement with BP Energy Company (BP). Under the contract, BP manages UNS Gas' existing supply and transportation contracts and its incremental requirements. The initial term of the agreement extends through August 31, 2005. The term of the agreement is automatically extended one year on an annual basis unless either party provides 180 days notice of its intent to terminate. Prices for incremental commodity supplied by BP will vary based upon the period during which the commodity is delivered. UNS Gas hedges its gas supply prices by entering into fixed price forward contracts at various times during the year to provide more stable prices to its customers. These purchases are made up to a year in advance with the goal of hedging at least 30% of the expected monthly gas consumption with fixed prices prior to entering into the month. Currently, UNS Gas has approximately 70% of its expected monthly consumption hedged for the November 2003 through March 2004 winter season.

     UNS Gas has firm transportation agreements with El Paso Natural
Gas (EPNG) and Transwestern Pipeline Company (Transwestern) with combined capacity sufficient to meet its load requirements. EPNG provides gas transmission service under a full requirements contract under which UNS Gas pays a fixed reservation charge. This contract expires in August 2011. In July 2003, FERC required the conversion of UNS Gas' full requirements status under the EPNG agreement to contract demand starting on September 1, 2003. Upon conversion to contract demand status, UNS Gas now has specific volume limits in each month and specific receipt point rights from the available supply basins (San Juan and Permian). These changes will reduce the amount of less expensive San Juan gas available to UNS Gas. The impact, however, is not expected to be material. The annual cost of the EPNG capacity after conversion to contract demand will not change. The Transwestern contract expires in January 2007. The aggregate annual minimum transportation charges are expected to be approximately $3.5 million and $3.0 million for the EPNG and Transwestern contracts, respectively.

     UNS Electric Power Supply and Transmission Contracts

     UNS Electric has a full requirements power supply agreement with PWCC. The agreement expires May 31, 2008. The agreement obligates PWCC to supply all of UNS Electric's power requirements at a fixed price per MWh. Payments under the contract are usage based, with no fixed customer or demand charges.

     UNS Electric imports the power it purchases over the Western Area Power Administration's (WAPA) transmission lines. UNS Electric's transmission capacity agreements with WAPA expire in February 2008 and June 2011. The contract that expires in 2008 also contains a capacity adjustment clause. Under the terms of the agreements, the aggregate minimum fixed transmission charges are expected to be approximately $2 million for the last five months of 2003, $6 million in 2004, and $1 million in 2005 through 2011.

   DIVIDENDS ON COMMON STOCK

     The Citizens Settlement Agreement, as approved by the ACC, limits dividends payable by UNS Gas and UNS Electric to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. At September 30, 2003, the ratio of common equity to total capitalization for UNS Gas was 34% and for UNS Electric was 37.5%.

     The note purchase agreements for both UNS Gas and UNS Electric contain restrictive covenants including restrictions on dividends. According to the note purchase agreements, neither UNS Gas, nor UNS Electric, may declare or make distributions or dividends (restricted payments) on their common stock unless, (a) immediately after giving effect to such action no default or event of default would exist under such company's note purchase agreement and (b) immediately after giving effect to such action, such company would be permitted to incur an additional dollar of indebtedness under the debt incurrence test for such company.

                     MILLENNIUM ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS
---------------------

     Millennium's Energy Technology Investments include Global Solar Energy, Inc. (Global Solar), Infinite Power Solutions, Inc. (IPS), MicroSat Systems, Inc. (MicroSat) and ITN Energy Systems, Inc. (ITN). The major factors contributing to the losses in 2003 and 2002 are development and manufacturing costs of Global Solar's photovoltaic products, expenditures to develop thin-film and solid-state rechargeable batteries by IPS, research and development work performed by ITN and contract work performed by MicroSat on satellite development. Results of Other Millennium Investments include the operating results from Millennium Environmental Group, Inc. (MEG), POWERTRUSION International, Inc. (Powertrusion) and TruePricing, Inc. (TruePricing). The table below provides a breakdown of the net losses recorded by Millennium:


                                                                           Three Months Ended        Nine Months Ended
                                                                              September 30,             September 30,
                                                                              2003     2002             2003     2002
-------------------------------------------------------------------------------------------------------------------------
                                                                                    - Millions of Dollars -
Energy Technology  Investments
 Global Solar and IPS
   Research and Development Contract Revenues to Third Parties              $  0.6   $  0.1           $  1.6   $  1.1
   Other Third Party Sales                                                     0.9        -              0.9        -
   Research and Development Contract Expenses & Losses                        (1.4)    (1.6)            (4.0)    (3.9)
   Research and Development - Internal Development Expenses                   (0.3)    (0.7)            (1.4)    (3.0)
   Depreciation and Amortization Expense                                      (1.0)    (0.7)            (2.6)    (2.1)
   Administrative and Other Costs                                             (2.2)    (4.1)            (7.9)    (8.5)
   Income Tax Benefits                                                         1.4      2.9              5.4      6.6
-------------------------------------------------------------------------------------------------------------------------
 Global Solar and IPS Loss, after tax                                         (2.0)    (4.1)            (8.0)    (9.8)
 MicroSat and ITN Loss, after tax                                             (0.2)    (0.1)            (1.2)    (0.5)
-------------------------------------------------------------------------------------------------------------------------
Total Energy and Technology Investments Loss, after tax                       (2.2)    (4.2)            (9.2)   (10.3)
   Other Millennium Investments Income (Loss), after tax                      (0.5)     1.4             (2.9)    (0.2)
-------------------------------------------------------------------------------------------------------------------------
Total Millennium Loss, after tax                                            $ (2.7)  $ (2.8)          $(12.1)  $(10.5)

=========================================================================================================================

Funding Provided by Millennium to Investees                                 $  5.3   $ 30.3           $ 16.7   $ 49.8
=========================================================================================================================


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Millennium provided funding to its investments of approximately $16.7 million during the first nine months of 2003 and $49.8 million during the first nine months of 2002.

     Energy Technology Investments and Commitments

     We refer to Global Solar, IPS, MicroSat and ITN as our Energy Technology Investments. As described below, as of the third quarter of 2003, Millennium owns no interest in ITN.

  - Global Solar - Millennium funded $7.9 million to Global Solar in the first nine months of 2003, and $0.4 million in October 2003. Millennium's unfunded commitment to Global Solar is $1.5 million of a $5 million line of credit committed in May 2003. In the third quarter, Millennium exchanged its 9% interest in ITN and other consideration for additional shares of Global Solar. In October 2003, Millennium converted a $7 million loan, plus interest to equity in Global Solar. Millennium's ownership in Global Solar is now 99%. As sole funder, Millennium recognizes 100% of Global Solar's losses. Global Solar has a $0.5 million research and development funding commitment to ITN in 2004.

  - IPS - Millennium funded $1.5 million of equity and $0.5 million of debt to IPS in the first nine months of 2003. Dow Corning Enterprises, Inc. funded $1.5 million of equity and $0.5 million of debt to IPS in the first nine months of 2003. Millennium owns approximately 72% of IPS. In 2003, Millennium has recorded its ratable share of IPS' losses. IPS has a $0.5 million annual research and development funding commitment to ITN through 2004.

  -  MicroSat - Millennium owns 35% of MicroSat.  As sole funder,
     Millennium continues to recognize 100% of MicroSat's losses.

  - ITN - During the third quarter of 2003, Millennium exchanged its 9% interest in ITN and other consideration for additional shares of Global Solar which decreased Millennium's ownership in ITN to zero.

     Millennium has a $2 million remaining commitment to its Energy Technology Investments. Additional commitments may be made. A significant portion of this funding is for manufacturing costs, administrative, research and development costs primarily at Global Solar. Funding for administrative, research and development costs are expensed as amounts are spent.

     Other Millennium Investments and Commitments

     Millennium has a $15 million capital commitment, excluding fees, to Haddington Energy Partners II LP (Haddington), a limited partnership which funds energy-related investments. Millennium has invested $8.1 million of this commitment, $2 million of which was funded in 2003. The remaining $6.9 million is expected to be funded within the next three years. A member of the UniSource Energy Board of Directors has an investment in the limited partnership and is also a managing director of the general partner of the limited partnership.

     Millennium has a $5 million commitment, excluding fees, to a venture capital fund that focuses on information technology, microelectronics and biotechnology, primarily within the southwestern U.S. At September 30, 2003, Millennium has funded approximately $1.2 million of this commitment. Millennium expects to fund the remaining $3.8 million by the end of 2007. A member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund.

     During 2003, Millennium contributed $1.2 million to TruePricing and began accounting for TruePricing under the consolidation method.
Millennium and TEP collectively now own approximately 57% of the outstanding shares of TruePricing. Prior to this investment, Millennium accounted for TruePricing under the equity method. Millennium, as sole funder, recognizes 100% of TruePricing's losses.

     During 2003, Millennium contributed approximately $2.1 million to Powertrusion, most of which was contributed in the third quarter. This investment brings Millennium's share of ownership in Powertrusion to almost 77%. Millennium accounts for Powertrusion under the consolidation method.

   CONTRACTUAL OBLIGATIONS

     The following section updates the significant changes in Millennium's contractual obligations or other commercial commitments since those reported in our 2002 Annual Report on Form 10-K:

  - MEG conducts its emissions and coal trading activities using certain contracts which contain provisions whereby MEG may be required to post margin collateral due to a change in contract values. As of September 30, 2003, MEG had posted $0.1 million in cash collateral to its trading counterparties.

  -  MEG has a $5 million bank line of credit for the purpose of issuing
     LOCs to counterparties to support its Emission Allowance and coal marketing and trading activities. As of September 30, 2003, MEG had approximately $4 million in outstanding LOCs. This facility expires in March 2005.

   DIVIDENDS ON COMMON STOCK

     Millennium did not pay any dividends to UniSource Energy in 2002 or during the first nine months of 2003.


                   UNISOURCE ENERGY DEVELOPMENT COMPANY

RESULTS OF OPERATIONS
---------------------

     UED recorded a net loss of $0.2 million in the first nine months of 2003, compared with a net gain of $1.1 million in the first nine months of 2002. UED's loss in 2003 represents operating expenses. UED's income in 2002 represented rental income (less expenses) under an operating lease of the 20 MW North Loop turbine to TEP. The rental income was eliminated from UniSource Energy's consolidated after-tax earnings as an inter-company transaction. TEP purchased the turbine from UED in September 2002.


SPRINGERVILLE GENERATING STATION EXPANSION
------------------------------------------

     UED is responsible as project developer for facilitating the Springerville Generating Station expansion project construction. The Springerville Generating Station was originally designed for four units. Springerville Unit 3 (Unit 3), and if constructed Unit 4, will each consist of a 400 MW coal-fired, base-load generating facility at the same site as Springerville Units 1 and 2. When Unit 3 (and possibly Unit 4) is built, this would allow TEP to spread the fixed costs of the existing common facilities over the additional generating unit (or units).

     On October 21, 2003, Tri-State Generation and Transmission Association (Tri-State) completed financing of Unit 3 and immediately began construction. UED received reimbursement of its development costs totaling $30 million, and an $11 million development fee. On October 24, 2003, the proceeds were used to repay UniSource Energy's $35 million short-term bridge loan. The $11 million development fee will be recognized as income in the fourth quarter of 2003.

     Once built, Tri-State will lease 100% of Unit 3 and take 300 MW of the 400 MW capacity. TEP will have operating responsibilities for Unit 3 and will purchase 100 MW of Tri-State system capacity for no more than five years from the time the plant begins commercial operation. UED expects commercial operation of Unit 3 to occur in December 2006. SRP will purchase 100 MW of capacity from Unit 3 under a 30 year power purchase agreement and will have the right to construct and own Unit 4 at a later date. If SRP decides to construct Unit 4, TEP would be required, along with Tri-State, to exercise best efforts to find a replacement purchaser for SRP to purchase 100 MW of capacity from Unit 3. If TEP and Tri-State are unable to find such a replacement purchaser, TEP would then purchase 100 MW of output from Unit 4, beginning with the commercial operation of Unit 4.

     UED will continue to manage the development of Unit 3. Upon the completion of construction in December 2006, TEP expects to receive annual pre-tax benefits of approximately $15 million in the form of cost savings, rental payments, transmission revenues, and other fees. TEP will also benefit from upgraded emissions controls for Units 1 and 2, totaling approximately $90 million, which will be paid for by the Unit 3 project.

OUTLOOK AND STRATEGIES
----------------------

     Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors. Our plans and strategies include the following:

  - Integrate UES' businesses with UniSource Energy's other businesses to achieve the strategic and financial objectives of the acquisition.

  - Oversee the construction of Springerville Unit 3 and continue to enhance the value of existing assets by working with SRP to facilitate the development of Springerville Unit 4.

  - Enhance the value of TEP's transmission system while continuing to provide reliable access to generation for TEP's retail customers and market access for all generating assets. This will include focusing on completing the Tucson - Nogales transmission line, which could eventually be connected to Mexico's utility system and improve reliability for customers of UNS Electric.

  -  Improve the value of our existing Millennium investments.

  - Improve production and sales of Global Solar's thin-film photovoltaic cells and seek strategic partners.

  -  Reduce TEP's debt as appropriate, using some of our excess cash flows.

  - Efficiently manage TEP's generating resources and look for ways to reduce or control our operating expenses while maintaining and enhancing reliability and profitability.

     To accomplish our goals, we estimate that during the fourth quarter of 2003, TEP will spend approximately $24 million on capital expenditures, UES will spend approximately $8 million on capital expenditures, and Millennium expects to fund its remaining $2 million commitment to its Energy
Technology Investments.

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

   ACCOUNTING FOR RATE REGULATION

     TEP and UES generally use the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), issued by the Financial Accounting Standards Board (FASB), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP and UES' retail rates, the ACC may not allow TEP or UES to currently charge its customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP and UES defer these items and show them as regulatory assets on the balance sheet until TEP and UES are allowed to charge their customers. TEP and UES then amortize these items as expense to the income statement as those charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

     The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

  -  an independent regulator sets rates;
  - the regulator sets the rates to recover specific costs of delivering service; and
  - The service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

     TEP

     In November 1999, upon approval by the ACC of the TEP Settlement Agreement relating to recovery of TEP's transition costs and standard retail rates, TEP discontinued application of FAS 71 to its generation operations. TEP's distribution regulatory assets total $356 million at September 30, 2003, $23 million of which are not presently included in the rate base and consequently are not earning a return on investment.

     TEP continues to apply FAS 71 to its regulated business, distribution and transmission, and continues to assess whether it can apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense on its income statement. Based on regulatory asset balances at September 30, 2003, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary loss, after-tax, of approximately $215 million. While regulatory orders and market conditions may affect TEP's cash flows, its cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of that regulatory asset.

     UES

     UES' regulatory assets, net of regulatory liabilities, total $5 million at September 30, 2003. If UES stopped applying FAS 71 to its regulated operations, it would write off the related balances of its regulatory assets as an expense and would write off its regulatory liabilities as income on its income statement. Based on the balances of regulatory assets and liabilities at September 30, 2003, if UES had stopped applying FAS 71 to its regulated operations, it would have recorded an extraordinary loss, after-tax, of approximately $3 million. UES' cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of that regulatory asset.

   TEP - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

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

     TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. The land on which these stations reside is leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at the expiration of the leases. TEP also has certain environmental obligations at the San Juan Generating Station. TEP has estimated that its share of the cost to remove the Navajo and Four Corners facilities and settle the San Juan environmental obligations will be approximately $38 million at the date of retirement. No other legal obligations to retire generation plant assets were identified. UES, Millennium and UED have no asset retirement obligations.

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

     Upon adoption of FAS 143 on January 1, 2003, TEP recorded an asset retirement obligation of $38 million at its net present value of $1.1 million, increased depreciable assets by $0.1 million for asset retirement costs, reversed $112.8 million of costs previously accrued for final removal from accumulated depreciation, reversed previously recorded deferred tax assets by $44.2 million and recognized the cumulative effect of accounting change as a gain of $111.7 million ($67.5 million net of tax). TEP expects that adopting FAS 143 will result in a reduction to current depreciation expense charged throughout the year as well because asset retirement costs are no longer recorded as a component of depreciation expense. For the first nine months of 2003, this amount is approximately $4 million.

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

     If TEP retires any asset at the end of its useful life, without a legal obligation to do so, it will record retirement costs at that time as incurred or accrued. TEP does not believe that the adoption of FAS 143 will result in any change in retail rates since all matters relating to the rate-making treatment of TEP's generating assets have been determined pursuant to the TEP Settlement Agreement.

   TEP - PAYMENT DEFAULTS AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

     We record an allowance for doubtful accounts when we determine that an account receivable will not be collected. As a result of payment defaults made by market participants in California, TEP's collection shortfall from the CPX and CISO was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. Prior to 2003 and since December 31, 2001, TEP had an allowance for doubtful accounts recorded for $8 million, or 50% of these uncollected amounts based on the amount TEP believed would be collected. In the first quarter of 2003, as a result of a FERC order, TEP estimated that $6 million of its $16 million receivable will be collected. Therefore, in the first quarter of 2003, TEP increased its reserve by $2.2 million by recording a reduction of wholesale revenues. The amount that TEP ultimately collects would have an impact on earnings if the amount received is more or less than the $6 million TEP has on its balance sheet. If TEP collects all of the $16 million, pre-tax income will increase by $10 million. If TEP does not collect any of the $16 million, pre-tax income will decrease by $6 million. In addition, TEP has cash collateral of approximately $1 million on deposit in an escrow account with the CPX, which is currently unavailable to TEP due to the CPX's bankruptcy stay.

     Additionally, a FERC order recommended that Enron no longer be allowed to trade and within a few days thereafter, Enron was delisted from its stock exchange. As a result, in the first quarter of 2003, TEP increased its reserve for sales to Enron by $0.4 million, to fully recover its $0.8 million receivable from Enron. At September 30, 2003 and December 31, 2002, TEP's reserve for electric wholesale accounts receivable on its balance sheet was approximately $11 million and $8 million, respectively.

   PENSION AND OTHER POSTRETIREMENT BENEFIT PLAN ASSUMPTIONS

     TEP

     TEP records plan assets, obligations, and expenses related to its pension and other postretirement benefit plans based on actuarial valuations. These valuations include key assumptions on discount rates, expected returns on plan assets, compensation increases and health care cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. TEP believes that the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries.

     TEP discounted its future pension and other postretirement plan obligations using a rate of 6.75% at December 31, 2002, compared with 7.25% at December 31, 2001. TEP determines the discount rate annually based on the rates currently available on high-quality, long-term bonds. TEP looks to bonds that receive one of the two highest ratings given by a recognized rating agency and are expected to be available during the period to maturity of the pension benefits. The pension liability and future pension expense both increase as the discount rate is reduced. A decrease in the discount rate results in an increase in the Projected Benefit Obligation
(PBO) and the service cost component of pension expense. Additionally, the recognized actuarial loss is significantly impacted by a reduction in the discount rate. Since the PBO increases with the decrease in discount rate, the obligation is that much larger than would normally occur due to normal growth of the plan. This leads to an actuarial loss (or a greater actuarial loss than would occur in the absence of the discount rate change), which is amortized over future periods leading to a greater expense. The resulting change in the interest cost component of pension expense is dependent on the effect that the change in the discount rate has on the PBO and will vary based on employee demographics. The effect of the lower rate used to calculate the interest cost is offset to some degree by a larger obligation. The relative magnitude of these two changes determines whether interest cost will increase or decrease. TEP's interest cost increased slightly as a result of the decrease in the discount rate. For TEP's pension plans, a 25 basis point decrease in the discount rate would increase the accumulated benefit obligation by approximately $3.7 million and the related plan expense for 2003 by approximately $0.6 million. A similar increase in the discount rate would decrease the accumulated benefit obligation by approximately $3.5 million and the related plan expense for 2003 by approximately $0.6 million. For TEP's plan for other postretirement benefits, a 25 basis point decrease in the discount rate would increase the accumulated benefit obligation by approximately $1.5 million and the related plan expense for 2003 by approximately $0.1 million. A similar increase in the discount rate would decrease the accumulated benefit obligation by approximately $1.5 million and the related plan expense for 2003 by approximately $0.1 million.

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

     In recognition of significant increases in health care costs, TEP increased the initial health care cost trend rate used in valuing its postretirement benefit obligation to 12.0% at December 31, 2002. The rate assumed at December 31, 2001 was 8.5%. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% increase in assumed health care cost trend rates would increase the postretirement benefit obligation by approximately $5 million and the related plan expense by approximately $1 million. A similar decrease in assumed health care cost trend rates would decrease the postretirement benefit obligation by approximately $4 million and the related plan expense by approximately $1 million.

     As reported in the 2002 Annual Report on Form 10-K, TEP recorded a minimum pension liability of $6.7 million at December 31, 2002 primarily due to current stock market conditions and a reduction in the assumed discount rate.

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

     UES

     Concurrent with the acquisition of the Arizona gas and electric system assets from Citizens on August 11, 2003, UES established a pension plan for substantially all of its employees. UES did not assume the pension obligation for employees' years of service with Citizens. UES performed an actuarial valuation, as of the date of acquisition, to determine its pension expense for the balance of 2003. A discount rate of 6.25% was assumed based on rates available at that date. UES will record pension expense of $0.4 million in 2003. The pension plan is not yet funded but all required contributions will be made in accordance with minimum funding standards.

     On the acquisition date, UES assumed the obligation to provide postretirement benefits for a small population of former Citizens employees, both active and retired. The obligation has been recorded at a discounted value of $2 million using a discount rate of 6.25%. The plan is not funded. UES does not expect postretirement medical benefit expenses to have a material impact on its operations. The expense for the remainder of 2003 is less than $0.1 million.

     UES will use a measurement date of December 1 for both its pension and other postretirement benefit plans, consistent with TEP's measurement date.


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

     UES does not currently have any contracts that are required to be accounted for under FAS 133. UES does have a natural gas supply and management agreement under which it purchases substantially all of its gas requirements at market prices from BP. However, the contract terms allow UES to lock in fixed prices on a portion of its gas purchases by entering into fixed price forward contracts with BP at various times during the year, which enables UES to provide more stable prices to its customers. These purchases are made up to a year in advance with the goal of locking in fixed prices on at least 30% of the expected monthly gas consumption prior to entering into the month. These forward contracts, as well as the main gas supply contract, meet the definition of normal purchases under FAS 133 and therefore are not required to be marked to market.

     Because of the complexity of derivatives, the FASB established a Derivatives Implementation Group (DIG). To date, the DIG has issued more than 100 interpretations to provide guidance in applying FAS 133. As the DIG or the FASB continues to issue interpretations, TEP and UES may change the conclusions they have reached and, as a result, the accounting treatment and financial statement impact could change in the future.

     MEG enters into swap agreements, options and forward contracts relating to Emission Allowances and coal. MEG also marks its trading contracts to market under FAS 133 by recording unrealized gains and losses on its trading activities and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

     The market prices used to determine fair value for TEP and MEG's derivative instruments are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value.
TEP reports its unrealized gain/loss on derivative forward sales net of its unrealized gain/loss on derivative forward purchases as a component of Operating Revenues. MEG reports its unrealized gain/loss on trading activities net of its realized gain/loss on trading activities as a component of Operating Revenues. The net pre-tax gain on TEP forward contracts and MEG trading activities for the three and nine months ended September 30, 2003, was $0.9 million and $0.3 million, respectively. At September 30, 2003, the fair value of TEP's derivative assets was less than $0.1 million and is included in Other Current Assets on TEP's balance sheet. MEG's trading assets and liabilities are reported in Trading Assets and Trading Liabilities on the balance sheet. At September 30, 2003, the fair value of MEG's trading assets, including its Emission Allowance inventory, was $29.2 million and the fair value of MEG's trading liabilities was $23.2 million.

     See Market Risks - Commodity Price Risk in Item 3.

   UNBILLED REVENUE

     TEP's and UES' retail revenues include an estimate of MWhs/therms delivered but unbilled at the end of each period. The unbilled revenue is estimated by comparing the actual MWhs/therms consumed to the MWhs/therms billed to TEP and UES retail customers. The excess of MWhs/therms consumed over MWhs/therms billed is then allocated to the retail customer classes based on estimated usage by each customer class. TEP and UES then record revenue for each customer class based on the various bill rates for each customer class. Due to the seasonal fluctuations of TEP's actual load, the unbilled revenue amount increases during the spring months and decreases during the fall months. The unbilled revenue amount for UES gas sales increases during the fall months and decreases during the spring months, whereas, the unbilled revenue amount for UES electric sales increases during the spring months and decreases during the fall months.

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

     TEP's valuation allowance of $15 million at September 30, 2003, which reduces the Deferred Tax Asset balance, relates to net operating loss and investment tax credit carryforward amounts. In the future, if TEP determines that TEP would be able to use all or a portion of these amounts on tax returns, then TEP would reduce the reserve and recognize a tax benefit up to $15 million. Factors that could cause TEP to recognize the tax benefit include new or additional guidance through tax regulations, tax rulings, case law and/or the use of such benefits on future tax returns.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     The FASB recently issued the following Statement of Financial Accounting Standards (FAS) and FASB Interpretations (FIN):

  -  FIN 46, Consolidation of Variable Interest Entities, issued January
     2003, expands upon existing guidance that addresses when a company should include in its financial statements the assets and liabilities of another entity. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprises should consolidate the variable interest entity (primary beneficiary). FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. The transitional disclosure requirements of FIN 46 are effective immediately. The effective date of the consolidation requirements of FIN 46 depends on the date the variable interest entity was created. FIN 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were to be applied to a variable interest entity for interim reporting periods beginning after June 30, 2003. FIN 46 may now be applied to financial periods beginning after December 15, 2003. Regardless of the implementation date, the adoption of FIN 46 did not and is not expected to have a significant impact on our financial statements.

  -  FAS 149, Amendment of Statement 133 on Derivative Instruments and
     Hedging Activities, was issued by the FASB in April 2003. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The provisions of FAS 149 that relate to FAS 133 Implementation Issues that have been in effect for fiscal quarters that began prior to June 15, 2003 are to be applied in accordance with their respective effective dates. The adoption of FAS 149 did not have a significant impact on our financial statements.


  -  FAS 150, Accounting for Certain Financial Instruments with
     Characteristics of both Liabilities and Equity, was issued by the FASB in May 2003. FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FAS 150's guidance requires that those instruments be classified as liabilities. FAS 150 is effective immediately for financial instruments entered into or modified after May 31, 2003 and to all other financial instruments that exist beginning July 1, 2003. Although we currently have no financial instruments recorded in equity that are required to be reported as liabilities, should we enter into any such financial instruments, we will comply with the requirements of FAS 150.

     Additionally, the Emerging Issues Task Force (EITF) published Issue No. 01-08, Determining Whether An Arrangement Contains a Lease (EITF 01-08), in May 2003. EITF 01-08 discusses how to determine whether an arrangement contains a lease and states that the evaluation of whether an arrangement conveys the right to use property, plant, or equipment should be based on the substance of an arrangement and that the property that is the subject of a lease must be specified (explicitly or implicitly) either at inception of the arrangement or at the beginning of the lease term. EITF 01-08 is effective for arrangements entered into or modified after July 1, 2003. Since July 1, 2003, we have not entered into any new arrangements, or modified any arrangements that would fall under this EITF; however, should we enter into any such arrangements, we will comply with the requirements of EITF 01-08.

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

    11. Ability to successfully integrate UES' businesses and achieve expected earnings.

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

    15. Ability to develop and operate Springerville Generating Station Unit 3 and achieve anticipated cost savings.


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

     The information contained in this Item updates, and should be read in conjunction with, information included in Part II, Item 7A in UniSource Energy and TEP's Annual Report on Form 10-K for the year ended December 31, 2002, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

   MARKET RISKS

     We are exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results. The market risks resulting from changes in interest rates and returns on marketable securities have not changed materially from the market risks reported in the 2002 Form 10-K. For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements, above.

     Risk Management Committee

     We have a Risk Management Committee responsible for the oversight of commodity price risk and credit risk related to the wholesale energy marketing activities of TEP, the emissions and coal trading activities of MEG, and the fuel procurement activities at TEP and UES. Our Risk Management Committee consists of officers from the finance, accounting, legal, wholesale marketing, and the generation operations departments of UniSource Energy. To limit TEP's, UES' and MEG's exposure to commodity price risk, the Risk Management Committee sets trading and hedging policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP's, UES' and MEG's exposure to credit risk, the Risk Management Committee reviews counterparty credit exposure, as well as credit policies and limits on a quarterly basis and as needed.

     Commodity Price Risk

     We are exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas, coal and Emission
Allowances. To manage its exposure to energy price risk, TEP enters into forward contracts to buy or sell energy at a specified price and future delivery period. Generally, TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified market approach to provide a balance between long-term, mid-term and spot energy sales. TEP generally enters into forward purchases during its summer peaking period to ensure it can meet its load and reserve requirements and account for other contract and resource contingencies.
TEP also enters into limited forward purchases and sales to optimize its resource portfolio and take advantage of locational differences in price. These positions are managed on both a volumetric and dollar basis and are closely monitored using risk management policies and procedures overseen by the Risk Management Committee. For example, the risk management policies provide that TEP should not take a short position in the third quarter and must have owned generation backing up all forward sales positions at the time the sale is made. TEP's risk management policies also restrict entering into forward positions with maturities extending beyond the end of the next calendar year.

     UES is also subject to commodity price risk, primarily from the changes in the price of natural gas purchased for its UNS Gas customers. This risk is mitigated through the PGA mechanism in UNS Gas' retail rates which provides an adjustment to recover the actual costs of gas and transportation. UNS Gas further reduces this risk by purchasing forward fixed price contracts for a portion of its projected gas needs under its Price Stabilization Plan. UNS Gas purchases between 30% and 80% of its estimated gas needs in this manner.

     UNS Electric is not exposed to commodity price risk for its purchase of electricity as it has a fixed price full-requirements supply agreement with PWCC through May 2008.

     The majority of TEP's forward contracts are considered to be "normal purchases and sales" of electric energy and are not considered to be derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133).
TEP records revenues on its "normal sales" and expenses on its "normal purchases" in the period in which the energy is delivered. From time to time, however, TEP enters into forward contracts that meet the definition of a derivative under FAS 133. When TEP has derivative forward contracts, it marks them to market on a daily basis using actively quoted prices obtained from brokers for power traded over-the-counter at Palo Verde and at other southwestern U.S. trading hubs. TEP believes that these broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of TEP's positions, because of the short-term nature of TEP's positions, as limited by risk management policies, and the liquidity in the short-term market. As of September 30, 2003, all of TEP's derivative forward contracts were for settlement within twelve months. To adjust the value of its derivative forward contracts to fair value on its income statement, TEP recorded an unrealized gain of $0.1 million and less than $0.1 million, respectively, on its income statements for the quarter and nine months ended September 30, 2003. This compares with an unrealized gain of $0.1 million and an unrealized gain of $0.8 million for the comparable periods in 2002. This demonstrates the limited derivative forward contract activity conducted by TEP and the limited impact on TEP's operating results and financial condition.

     During the fourth quarter of 2001, MEG began managing and trading Emission Allowances, coal and related instruments. We manage the market risk of this line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a 33% change in price or volatility. We closely monitor MEG's trading activities, which include swap agreements, options and forward contracts, using risk management policies and procedures overseen by the Risk Management Committee. MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2005. As of September 30, 2003 and December 31, 2002, the fair value of MEG's trading assets combined with Emission Allowances it holds in escrow was $29.2 million and $15.1 million, respectively. During the first nine months of 2003, MEG reflected a $2.6 million unrealized gain and a $2.4 million realized loss on its income statement, compared with an unrealized gain of $0.2 million and a realized loss of $0.3 million in the first nine months of 2002.

                                              Unrealized Gain (Loss) of MEG's Trading Activities
                                                          - Millions of Dollars -
                                    --------------------------------------------------------------------
     Source of Fair Value              Maturity        Maturity     Maturity over    Total Unrealized
     At September 30, 2003             0 - 6 mos.     6 - 12 mos.      1 yr.            Gain (Loss)
    ----------------------------------------------------------------------------------------------------
     Prices actively quoted             $(0.2)          $0.1           $0.4                $0.3
     Prices provided by other
       external sources                     -              -              -                   -
     Prices based on models and
       other valuation methods            2.0            0.5            0.1                 2.6
    ----------------------------------------------------------------------------------------------------
     Total                               $1.8           $0.6           $0.5                $2.9
    ====================================================================================================


     Fuel Supply Risk

     See MD&A, TEP Factors Affecting Results of Operations, Fuel Supply for information on how TEP manages its fuel supply risks.

     Credit Risk

     UniSource Energy is exposed to credit risk in its energy-related marketing and trading activities related to potential nonperformance by counterparties. We manage the risk of counterparty default by performing financial credit reviews, setting limits monitoring exposures, requiring collateral when needed, and using a standard agreement which allows for the netting of current period exposures to and from a single counterparty. Despite such mitigation efforts, there is a potential for defaults by counterparties. In the fourth quarter of 2000 and the first quarter of 2001, TEP was affected by payment defaults by SCE and PG&E for amounts owed to the CPX and CISO. In the fourth quarter of 2001, Enron defaulted on amounts owed to TEP for energy sales.

     We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of September 30, 2003, TEP's total credit exposure related to its wholesale marketing activities (excluding defaulted amounts owed by the CPX, the CISO and Enron), was approximately $4 million and MEG's total credit exposure related to its trading activities was $7 million. TEP and MEG's credit exposure is diversified across approximately 29 counterparties. Approximately $1 million of exposure is to non-investment grade companies.

     UniSource Energy is also exposed to credit risk related to the sale of assets owned by Nations Energy Corporation (Nations Energy). In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherlands Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao) a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million note receivable from Mirant Curacao.
The note was recorded at its net present value of $8 million using an 8% discount rate, the discount being recognized as interest income over the five-year life of the note. As of September 30, 2003, Nations Energy's receivable from Mirant Curacao is approximately $9.7 million. The note is included in Investments and Other Property - Other on UniSource Energy's balance sheet. Payments on the note receivable are expected as follows:
$2 million in July 2004, $4 million in July 2005, and $5 million in July
2006. The note is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. On July 14, 2003, Mirant, Mirant Americas, Inc. and various other Mirant companies filed for Chapter 11 bankruptcy protection. Mirant Curacao was not included in the Chapter 11 filings. Based on a review of the projected cash flows for the power project, it appears Mirant Curacao will have sufficient future cash flows to pay the note receivable and any applicable interest. However, we cannot predict the ultimate outcome that Mirant's bankruptcy will have on the collectibility of the note from Mirant Curacao. Nations Energy will continue to evaluate the collectibility of the receivable, but currently expects to collect the note in its entirety and has not recorded any reserve for this note.


ITEM 4. - CONTROLS AND PROCEDURES
-------------------------------------------------------------------------------

  (a)  Evaluation of Disclosure Controls and Procedures

       As of September 30, 2003, the principal executive officer and principal financial officer of UniSource Energy and TEP have evaluated the effectiveness of the design and operation of UniSource Energy's and TEP's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, the principal executive officer and principal financial officer of UniSource Energy and TEP have concluded that such disclosure controls are effective in timely alerting them to any material information relating to UniSource Energy's and TEP's reports filed or submitted with the SEC under the Exchange Act.

  (b)  Changes in Internal Control Over Financial Reporting

       There has been no change in UniSource Energy's or TEP's internal control over financial reporting that occurred during UniSource Energy's or TEP's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, UniSource Energy's or TEP's internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 1. -  LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

     Springerville Generating Station Complaint

     Environmental activist groups have expressed concerns regarding the construction of any new units at the Springerville Generating Station. In January 2003, environmental activist groups appealed an ACC Order affirming the ACC's approval of the expansion at the Springerville Generating Station to the Superior Court of the State of Arizona. On October 22, 2003, the Superior Court affirmed the ACC's issuance of the Certificate of Environmental Compatibility for Springerville. The Court granted TEP and the ACC's motion for summary judgment in all respects and denied the motion for summary judgment from the environmental activist groups. The environmental activist groups have the right to appeal the decision of the Superior Court to the Court of Appeals within 30 days after the date the judgment is entered. It is not known at this time whether the environmental activist groups will choose to file such an appeal.

     Additionally, in November 2001, the Grand Canyon Trust (GCT) filed a complaint in U.S. District Court, for the District of Arizona, against TEP for alleged violations of the Clean Air Act at the Springerville Generating Station. The complaint alleged that more stringent emission standards should apply to Units 1 and 2 and that new permits and the installation of additional facilities meeting Best Available Control Technology standards are required for the continued operation of Units 1 and 2 in accordance with applicable law. In 2002, the U.S. District Court granted TEP's motion for summary judgment on one of the primary issues in the case: whether TEP commenced construction within 18 months and/or by March 19, 1979, after the original 1977 air permit covering Units 1 and 2 was issued. The Court found that TEP had commenced construction of the Springerville Generating Station in the time periods required by the original permits. There were two remaining allegations: that (a) TEP discontinued construction for a period of 18 months or longer and did not complete construction in a reasonable period of time, and (b) TEP did not commence construction, for purposes of New Source Performance Standard applicability, by September 18, 1978. On March 4, 2003, the U.S. District Court determined that the GCT had not commenced the case on a timely basis and dismissed the case. The GCT has appealed this decision to the U.S. Court of Appeals. TEP believes this claim is without merit and intends to vigorously contest it.

     Litigation and Claims Related to San Juan Generating Station

     On May 16, 2002, the GCT and the Sierra Club filed a citizen lawsuit under the Clean Air Act in federal district court in New Mexico against Public Service Company of New Mexico (PNM), as operator of San Juan. TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of the total San Juan Station. The lawsuit alleges two violations of the Clean Air Act and related regulations and permits. One of the two claims, concerning the initial permitting of San Juan, was dismissed by the court in August. The remaining claim is scheduled to go to trial in November 2003 and contends that PNM violated its present Title V operating permit by exceeding the 20% opacity standard on numerous occasions between 1998 and 2002; opacity is a means to monitor the particulate matter contained in an emission.

    In September 2003, the New Mexico Environment Department (NMED) notified PNM, operator of San Juan, of alleged excess emissions and opacity in violation of the permits at San Juan. The NMED issued a draft compliance order assessing unspecified civil penalties. PNM was invited and will enter into discussions with the NMED concerning the alleged excess emissions and opacity violations in the draft compliance order.

     Based on the information available to date, we do not believe resolution of these matters will be material to TEP.

     Litigation Related to San Juan Coal Company

     In August 2003, San Juan Coal Company, the coal supplier to San Juan, entered into a settlement agreement with Dugan Production Corp. (Dugan). The San Juan Coal Company, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine. Dugan, through leases with the federal government, the State of New Mexico and certain private parties, owns certain oil and gas interests in portions of the land used for the underground mine. Dugan alleged that San Juan Coal Company's underground coal mining operations have or will interfere with Dugan's gas production and will reduce the amount of natural gas that Dugan would otherwise be entitled to recover. The settlement agreement provides that San Juan Coal Company will compensate Dugan for any remaining gas production from a well when San Juan Coal Company determines that mining activity is close enough to warrant shutting down a well.
Dugan agreed not to drill any additional wells. This settlement is not expected to be material to TEP.

ITEM 5. - OTHER INFORMATION
-------------------------------------------------------------------------------

   DIRECTOR RESIGNATION

     On September 30, 2003, Daniel W. L. Fessler resigned from the UniSource Energy Corporation (UniSource Energy) and Tucson Electric Power
(TEP) Boards of Directors. Mr. Fessler, age 61, was a Board member since 1998 and served on the Corporate Governance and Nominating Committee and Finance Committee.

   ADDITIONAL FINANCIAL DATA

     The following table reflects the ratio of earnings to fixed charges for TEP:


                                           9 Months Ended     12 Months Ended
                                            September 30,      September 30,
                                               2003                2003
                                               ----                ----
    Ratio of Earnings to Fixed Charges         1.51%               1.51%


   APPROVAL OF NON-AUDIT SERVICES

     On September 4, 2003, the Audit Committee of the Board of Directors of UniSource Energy pre-approved an increase in the dollar amount to $575,000 for PricewaterhouseCoopers LLP to perform audit related services of the gas and electric asset balances and results of operations for Citizens Communications Company, located in Arizona.

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

     Information contained at UniSource Energy's website is not part of any report filed with, or furnished to, the SEC by UniSource Energy or TEP.

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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

(a)  Exhibits.

       See Exhibit Index.

(b)  Reports on Form 8-K.

     - UniSource Energy and TEP Form 8-K, dated August 20, 2003 regarding the acquisition by UniSource Energy of the Citizens Arizona gas and electric assets.
     - UniSource Energy Form 8-K dated August 26, 2003 regarding the acquisition by UniSource Energy of the Citizens Arizona gas and electric assets.
     - UniSource Energy Form 8-K dated October 2, 2003 regarding the acquisition by UniSource Energy of the Citizens Arizona gas and electric assets.
     - UniSource Energy and TEP Form 8-K, dated October 23, 2003 furnished pursuant to Item 12 "Disclosure of Results of Operations and Financial Condition", announcing third quarter 2003 earnings for UniSource Energy and TEP.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.


                                          UNISOURCE ENERGY CORPORATION
                                         ------------------------------
                                                  (Registrant)


Date:  November 10, 2003                    /s/  Kevin P. Larson
                                        ------------------------------
                                                 Kevin P. Larson
                                         Vice President and Principal
                                                 Financial Officer



                                          TUCSON ELECTRIC POWER COMPANY
                                         -------------------------------
                                                  (Registrant)


Date:  November 10, 2003                    /s/  Kevin P. Larson
                                         -------------------------------
                                                 Kevin P. Larson
                                           Vice President and Principal
                                                 Financial Officer

                               EXHIBIT INDEX

     12 -    Computation of Ratio of Earnings to Fixed Charges - TEP.
     15 -    Letter regarding unaudited interim financial information.
     31(a) - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
             UniSource Energy, by James S. Pignatelli.
     31(b) - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
             UniSource Energy, by Kevin P. Larson.
     31(c) - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
             TEP, by James S. Pignatelli.
     31(d) - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
             TEP, by Kevin P. Larson.
     *32 -   Statements of Corporate Officers (pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002).

     *Pursuant to Item 601(b)(32)(ii) of Regulation S-k, this certificate is not being filed for purposes of Section 18 of the Securities Act of 1934.