Form 10-Q/A
period 2003-09-30
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2003-11-13
CIK 100122, 941138

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-Q/A

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

                        EXPLANATORY NOTE

     This amendment is being filed only to include the conformed signatures as well as the date in Exhibit 32 that were inadvertently omitted from the original filing.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.


                                   UNISOURCE ENERGY CORPORATION
                                   ----------------------------
                                           (Registrant)


Date:  November 13, 2003              /s/  Kevin P. Larson
                                   -----------------------------
                                           Kevin P. Larson
                                    Vice President and Principal
                                           Financial Officer



                                   TUCSON ELECTRIC POWER COMPANY
                                   -----------------------------
                                           (Registrant)


Date:  November 13, 2003              /s/  Kevin P. Larson
                                   -----------------------------
                                           Kevin P. Larson
                                    Vice President and Principal
                                           Financial Officer

                          EXHIBIT INDEX

*32 - Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being filed for purposes of Section 18 of the Securities Act of 1934.