Form 10-K
period 2003-12-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2004-03-15
CIK 100122, 941138

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________.


Commission        Registrant; State of Incorporation;    IRS Employer
File Number       Address; and Telephone Number          Identification Number
-----------       -----------------------------          ---------------------
1-13739           UNISOURCE ENERGY CORPORATION           86-0786732
                  (An Arizona Corporation)
                  One South Church Avenue, Suite 100
                  Tucson, AZ  85701
                  (520) 571-4000
1-5924            TUCSON ELECTRIC POWER COMPANY          86-0062700
                  (An Arizona Corporation)
                  One South Church Avenue, Suite 100
                   Tucson, AZ  85701
                  (520) 571-4000

      Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
Registrant        Title of Each Class                    on Which Registered
----------        -------------------                    -------------------
UniSource Energy  Common Stock, no par value and         New York Stock Exchange
Corporation       Preferred Share Purchase Rights        Pacific Exchange


      Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
         UniSource Energy Corporation        Yes  X     No
                                                 ----      ---
         Tucson Electric Power Company       Yes        No  X
                                                 ----      ----

         The aggregate market value of UniSource Energy Corporation voting Common Stock held by non-affiliates of the registrant was $630,807,609 based on the last reported sale price thereof on the consolidated tape on June 30, 2003.

         At March 10, 2004, 34,029,653 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.

         At March 10, 2004, 32,139,555 shares of Tucson Electric Power Company's common stock, no par value, were outstanding, of which 32,139,434 shares were held by UniSource Energy Corporation.

         Documents incorporated by reference: Specified portions of UniSource Energy Corporation's Proxy Statement relating to the 2004 Annual Meeting of Shareholders are incorporated by reference into PART III.
-------------------------------------------------------------------------------

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


                                Table of Contents

Definitions                                                                   v

                                  -- PART I --

Item 1. - Business                                                            1
     Overview of Consolidated Business                                        1
     TEP Electric Utility Operations                                          3
          Service Area and Customers                                          4
          Generating and Other Resources                                      6
          Fuel Supply                                                         8
          Water Supply                                                       10
          Transmission Access                                                11
          Rates and Regulation                                               12
          TEP's Utility Operating Statistics                                 15
          Environmental Matters                                              16

     UniSource Energy Services                                               17
        UNS Electric                                                         17
          Service Territory and Customers                                    17
          Power Supply and Transmission                                      17
          Rates and Regulation                                               17

        UNS Gas                                                              18
          Service Territory and Customers                                    18
          Gas Supply and Transmission                                        18
          Rates and Regulation                                               19

     Millennium Energy Holdings                                              19
     UniSource Energy Development Company                                    21
     Employees                                                               21
     SEC Reports available on UniSource Energy's Website                     22

Item 2. - Properties                                                         23
     TEP Properties                                                          23
     UES Properties                                                          24
Item 3. - Legal Proceedings                                                  24

Item 4. - Submission of Matters to a Vote of Security Holders                25

                                  -- Part II --

Item 5. - Market for Registrant's Common Equity and Related Stockholder
          Matters                                                            26

Item 6. - Selected Consolidated Financial Data                               27
     UniSource Energy                                                        27
     TEP                                                                     28
     Non-GAAP Financial Measures                                             29

Item 7. - Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              32

    Outlook and Strategies                                                   32
     UniSource Energy Consolidated                                           32
        Results of Operations                                                33
        Contribution by Business Segment                                     34
        Liquidity and Capital Resources                                      35
     Tucson Electric Power Company                                           39
        Results of Operations                                                39
        Factors Affecting Results of Operations                              42
        Liquidity and Capital Resources                                      44
     UniSource Energy Services                                               50
        Results of Operations                                                50
        Factors Affecting Results of Operations                              51
        Liquidity and Capital Resources                                      52
     Millennium Energy Holdings, Inc.                                        54
        Results of Operations                                                54
     UniSource Energy Development Company                                    56
        Results of Operations                                                56
        Springerville Generating Station Expansion                           56
     Critical Accounting Policies                                            56
     New Accounting Pronouncements                                           63
     Safe Harbor for Forward-Looking Statements                              64

Item 7A. - Quantitative and Qualitative Disclosures about Market Risk        65

Item 8. - Consolidated Financial Statements and Supplementary Data           68
     Report of Independent Auditors                                          69
     UniSource Energy Corporation
        Consolidated Statements of Income                                    70
        Consolidated Statements of Cash Flows                                71
        Consolidated Balance Sheets                                          72
        Consolidated Statements of Capitalization                            73
        Consolidated Statements of Changes in Stockholders' Equity           74
     Tucson Electric Power Company
        Consolidated Statements of Income                                    75
        Consolidated Statements of Cash Flows                                76
        Consolidated Balance Sheets                                          77
        Consolidated Statements of Capitalization                            78
        Consolidated Statements of Changes in Stockholders' Equity           79
     Notes to Consolidated Financial Statements
          Note   1.  Nature of Operations and Summary of Significant
                     Accounting Policies                                     80
          Note   2.  Proposed Acquisition of UniSource Energy                88
          Note   3.  Establishment of UES                                    88
          Note   4.  TEP Regulatory Matters                                  91
          Note   5.  Accounting Change: Accounting for Asset Retirement
                     Obligations                                             94
          Note   6.  Segment and Related Information                         96
          Note   7.  Accounting for Derivative Instruments, Trading
                     Activities and Hedging Activities                       98
          Note   8.  Millennium                                              99
          Note   9. Utility Plant and Jointly-Owned Facilities              101
          Note  10. Debt and Capital Lease Obligations                      103
          Note  11. Fair Value of Financial Instruments                     106
          Note  12. Stockholders' Equity                                    107
          Note  13. TEP Wholesale Accounts Receivable and Allowances        108
          Note  14. Springerville Expansion                                 109

          Note  15. Commitments and Contingencies                           109
          Note  16. Income and Other Taxes                                  115
          Note  17. Employee Benefit Plans                                  118
          Note  18. Stock-Based Compensation Plans                          122
          Note  19. UniSource Energy Earnings Per Share                     123
          Note  20. Supplemental Cash Flow Information                      125
          Note  21. Quarterly Financial Data (Unaudited)                    127
   Schedule II - Valuation and Qualifying Accounts                          130

Item 9 -   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         131

Item 9A - Controls and Procedures                                           131
                                 -- Part III --

Item 10 - Directors and Executive Officers of the Registrants               131

Item 11 - Executive Compensation                                            134

Item 12 - Security Ownership of Certain Beneficial Owners and Management    134

Item 13 - Certain Relationships and Related Transactions                    134

Item 14 - Principal Accountant Fees and Services                            134

                                  -- Part IV --

Item 15 - Exhibits, Financial Statement Schedules, and Reports of Form 8-K  135

     Signatures                                                             137
     Exhibit Index                                                          141

                                   DEFINITIONS

The abbreviations and acronyms used in the 2003 Form 10-K are defined below:
--------------------------------------------------------------------------------

ACC..............................     Arizona Corporation Commission.
ACC Holding Company Order........     The order approved by the ACC in November
                                        1997 allowing TEP to form a holding
                                        company.
AHMSA............................     Altos Hornos de Mexico, S.A. de C.V.
                                        AHMSA owns 50% of Sabinas.
AMT..............................     Alternative Minimum Tax.
APS..............................     Arizona Public Service Company.
Btu..............................     British thermal unit(s).
Capacity.........................     The ability to produce power; the most
                                        power a unit can produce or the maximum
                                        that can be taken under a contract;
                                        measured in MWs.
CISO.............................     California Independent System Operator.
Citizens.........................     Citizens Communications Company.
Citizens Settlement Agreement         An agreement with the ACC Staff dated
                                        April 1, 2003, addressing rate case and
                                        financing issues in the acquisition by
                                        UniSource Energy of the Citizens'
                                        Arizona gas and electric assets.
Common Stock.....................     UniSource Energy's common stock, without
                                        par value.
Company or UniSource Energy......     UniSource Energy Corporation.
Cooling Degree Days..............     An index used to measure the impact of
                                        weather on energy usage calculated by
                                        subtracting 75 from the average of the
                                        high and low daily temperatures.
CPX..............................     California Power Exchange.
Credit Agreement.................     Credit Agreement between TEP and a
                                        syndicate of banks, dated as of November
                                        14, 2002.
Emissions Allowance(s)...........     An allowance issued by the Environmental
                                        Protection Agency which permits emission
                                        of one ton of sulfur dioxide or one ton
                                        of nitrogen oxide.  These allowances can
                                        be bought and sold.
Energy...........................     The amount of power produced over a given
                                        period of time; measured in MWh.
EPA..............................     The Environmental Protection Agency.
ESP..............................     Energy Service Provider.
Express Line.....................     345-kV circuit connecting Springerville
                                        Unit 2 to the Tucson 138-kV system.
FAS 71...........................     Statement of Financial Accounting
                                        Standards No. 71: Accounting for the
                                        Effects of Certain Types of Regulation.
FAS 132..........................     Statement of Financial Accounting
                                        Standards No. 132: Employers'
                                        Disclosures about Pensions and
                                        Other Postretirement Benefits.
FAS 133..........................     Statement of Financial Accounting
                                        Standards No. 133: Accounting for
                                        Derivative Instruments and Hedging
                                        Activities.
FAS 143..........................     Statement of Financial Accounting
                                        Standards No. 143:  Accounting for Asset
                                        Retirement Obligations.
FAS 149..........................     Statement of Financial Accounting
                                        Standards No. 149:  Amendment of
                                        Statement 133 on Derivative Instruments
                                        and Hedging Activities.
FERC.............................     Federal Energy Regulatory Commission.
First Collateral Trust Bonds.....     Bonds issued under the Indenture of Trust,
                                        dated as of August 1, 1998, of TEP to
                                        the Bank of New York, successor trustee.
First Mortgage Bonds.............     First mortgage bonds issued under the
                                        Indenture, dated as of April 1, 1941, of
                                        TEP to JPMorgan Chase Bank, successor
                                        trustee, as supplemented and amended.
Four Corners.....................     Four Corners Generating Station.
GAAP.............................     Generally Accepted Accounting Principles.
Global Solar.....................     Global Solar Energy, Inc., a company that
                                        develops and manufactures thin-film
                                        photovoltaic cells.  Millennium owns 99%
                                        of Global Solar.
IDBs.............................     Industrial development revenue or
                                        pollution control revenue bonds.
IPS..............................     Infinite Power Solutions, Inc., a company
                                        that develops thin-film batteries.
                                        Millennium owns 72% of IPS.

IRS..............................     Internal Revenue Service.
ISO..............................     Independent System Operator.
ITN..............................     ITN Energy Systems, Inc. was formed to
                                        provide research, development, and other
                                        services. Millennium exchanged its
                                        ownership of ITN for increased ownership
                                        of Global Solar and currently owns no
                                        interest in ITN.
ITC..............................     Investment tax credit.
kWh..............................     Kilowatt-hour(s).
kV...............................     Kilovolt(s).
LOC..............................     Letter of Credit.
MEG..............................     Millennium Environmental Group, Inc., a
                                        wholly-owned subsidiary of Millennium,
                                        which manages and trades emission
                                        allowances, coal, and related financial
                                        instruments.
MicroSat.........................     MicroSat Systems, Inc. is a company formed
                                        to develop and commercialize small-scale
                                        satellites. Millennium currently owns
                                        35%.
Millennium.......................     Millennium Energy Holdings, Inc., a
                                        wholly-owned subsidiary of UniSource
                                        Energy.
Mimosa...........................     Minerales de Monclova, S.A. de C.V., an
                                        owner of coal and associated gas
                                        reserves and a supplier of metallurgical
                                        coal to the steel industry and thermal
                                        coal to the Mexican electricity
                                        commission. Sabinas owns 19.5% of
                                        Mimosa.
MMBtus...........................     Million British Thermal Units.
MW...............................     Megawatt(s).
MWh..............................     Megawatt-hour(s).
Navajo...........................     Navajo Generating Station.
NOL..............................     Net Operating Loss carryback or
                                        carryforward for income tax purposes.
PGA..............................     Purchased Gas Adjuster, a retail rate
                                        mechanism designed to recover the cost
                                        of gas purchased for retail gas
                                        customers.
PNM..............................     Public Service Company of New Mexico.
Powertrusion.....................     POWERTRUSION International, Inc., a
                                        company owned 77% by Millennium, which
                                        manufactures lightweight utility poles.
PPFAC............................     Purchase Power and Fuel Adjustor Clause.
PWCC.............................     Pinnacle West Capital Corporation.
Revolving Credit Facility........     $60 million revolving credit facility
                                        entered into under the Credit Agreement
                                        between a syndicate of banks and TEP.
RTO..............................     Regional Transmission Organization.
Rules............................     Retail Electric Competition Rules.
Sabinas..........................     Carboelectrica Sabinas, S. de R.L.de C.V.,
                                        a Mexican limited liability company.
                                        Millennium owns 50% of Sabinas.
Saguaro Utility..................     An Arizona limited partnership, whose
                                        general partner is Sage Mountain,
                                        L.L.C. and whose limited partners
                                        include investment funds affiliated with
                                        Kohlberg Kravis Roberts & Co., L.P.,
                                        J.P. Morgan Partners, L.L.C. and
                                        Wachovia Capital Partners.
San Carlos.......................     San Carlos Resources Inc., a wholly-owned
                                        subsidiary of TEP.
San Juan.........................     San Juan Generating Station.
Second Mortgage Bonds............     TEP's second mortgage bonds issued under
                                        the Indenture of Mortgage and Deed of
                                        Trust, dated as of December 1, 1992, of
                                        TEP to the Bank of New York, successor
                                        trustee, as supplemented.
SCE..............................     Southern California Edison Company.
SES..............................     Southwest Energy Solutions, Inc., a
                                        wholly-owned subsidiary of Millennium.
Springerville....................     Springerville Generating Station.
Springerville Coal Handling
  Facilities Leases..............     Leveraged lease arrangements relating to
                                        the coal handling facilities serving
                                        Springerville.
Springerville Common
  Facilities.....................     Facilities at Springerville used in common
                                        with Springerville Unit 1 and
                                        Springerville Unit 2

Springerville Common

  Facilities Leases..............     Leveraged lease arrangements relating to
                                        an undivided one-half interest in
                                        certain Springerville Common Facilities.
Springerville Unit 1.............     Unit 1 of the Springerville Generating
                                        Station.
Springerville Unit 1 Lease.......     Leveraged lease arrangement relating to
                                        Springerville Unit 1 and an undivided
                                        one-half interest in certain
                                        Springerville Common Facilities.
Springerville Unit 2.............     Unit 2 of the Springerville Generating
                                        Station.
SRP..............................     Salt River Project Agricultural
                                        Improvement and Power District.
Sundt Generating Station.........     H. Wilson Sundt Generating Station
                                        (formerly known as the Irvington
                                        Generating Station).
Sundt Lease......................     The leveraged lease arrangement relating
                                        to Sundt Unit 4.
TEP..............................     Tucson Electric Power Company, the
                                        principal subsidiary of UniSource
                                        Energy.
TEP Settlement Agreement.........     TEP's Settlement Agreement approved by the
                                        ACC in November 1999 that provided for
                                        electric retail competition and
                                        transition asset recovery.
Therm............................     A unit of heating value equivalent to
                                        100,000 British thermal units (Btu).
Tri-State........................     Tri-State Generation and Transmission
                                        Association.
TruePricing......................     TruePricing, Inc., a start-up company
                                        established to market energy related
                                        products.
UED..............................     UniSource Energy Development Company,
                                        a wholly-owned subsidiary of UniSource
                                        Energy, which engages in developing
                                        generation resources and other project
                                        development services and related
                                        activities.
UES..............................      UniSource Energy Services, Inc., an
                                        intermediate holding company established
                                        to own the operating companies (UNS Gas
                                        and UNS Electric) which acquired the
                                        Citizens Arizona gas and electric
                                        utility assets.
UniSource Energy.................     UniSource Energy Corporation.
UNS Electric.....................     UNS Electric, Inc., a wholly-owned
                                        subsidiary of UES, which acquired the
                                        Citizens Arizona electric utility
                                        assets.
UNS Gas..........................     UNS Gas, Inc., a wholly-owned subsidiary
                                        of UES, which acquired the Citizens
                                        Arizona gas utility assets.
WestConnect......................     The proposed for-profit RTO in which TEP
                                        is a participant.

                                     PART I


         This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. You should read forward-looking statements together with the cautionary statements and important factors included in this Form 10-K. (See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.) Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements are not statements of historical facts. Forward-looking statements may be identified by the use of words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management's expectations, beliefs or projections will be achieved or accomplished.


ITEM 1. -- BUSINESS
--------------------------------------------------------------------------------

OVERVIEW OF CONSOLIDATED BUSINESS

         UniSource Energy Corporation (UniSource Energy) is a holding company that owns substantially all of the outstanding common stock of Tucson Electric Power Company (TEP), and all of the outstanding common stock of UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium), and UniSource Energy Development Company (UED).

         TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years. UES, through its two operating subsidiaries, provides gas and electric service to 30 communities in northern and southern Arizona. Millennium invests in unregulated businesses, including a developer of thin-film batteries and a developer and manufacturer of thin-film photovoltaic cells. UED engages in developing generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station. We conduct our business in these four primary business segments -- TEP's Electric Utility Segment, UES' Gas and Electric Utility Segment, the Millennium Businesses Segment, and the UED Segment.

         UniSource Energy was incorporated in the State of Arizona on March 8, 1995 and obtained regulatory approval to form a holding company in November 1997. On January 1, 1998, TEP and UniSource Energy exchanged shares of stock resulting in TEP becoming a subsidiary of UniSource Energy. Following the share exchange, TEP transferred the stock of its subsidiary Millennium to UniSource Energy. See Note 1 of Notes to Consolidated Financial Statements--Nature of Operations and Summary of Significant Accounting Policies.

         ESTABLISHMENT OF UES

         On August 11, 2003, UniSource Energy completed the purchase of the Arizona gas and electric system assets from Citizens Communications Company (Citizens) for a total of $223 million, comprised of the base purchase price plus other operating capital adjustments and transaction costs. UniSource Energy formed two new operating companies called UNS Electric, Inc. (UNS Electric) and UNS Gas, Inc. (UNS Gas) to acquire these assets, as well as UES, an intermediate holding company that holds the common stock of the operating companies.

         AGREEMENT AND PLAN OF MERGER

         On November 21, 2003, UniSource Energy and Saguaro Acquisition Corp., a Delaware corporation, entered into an acquisition agreement providing for the acquisition of all of the common stock of UniSource Energy for $25.25 per share by an affiliate of Saguaro Utility Group L.P., an Arizona limited partnership (Saguaro Utility), whose general partner is Sage Mountain, L.L.C. and whose limited partners include investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P., J.P. Morgan Partners, LLC and Wachovia Capital Partners.

         Frederick B. Rentschler is the managing member of Sage Mountain, L.L.C., an Arizona limited liability company, and Saguaro Acquisition Corp. is a wholly-owned indirect subsidiary of Saguaro Utility.

         Pursuant to the terms of the acquisition agreement, Saguaro Acquisition Corp. will merge with and into UniSource Energy. UniSource Energy will be the surviving corporation, but will become an indirect wholly-owned subsidiary of Saguaro Utility. Trading in our common stock on the New York Stock Exchange and the Pacific Exchange will cease immediately as of the effective time of the acquisition. After that time, the surviving corporation will delist our shares from the New York Stock Exchange and the Pacific Exchange and de-register our shares under the Securities Exchange Act of 1934, as amended. UniSource Energy's and TEP's headquarters will remain in Tucson, and we expect that UniSource Energy's and TEP's senior management team will remain generally in place.

         Upon the closing of the acquisition, Saguaro Utility will cause the surviving corporation to pay approximately $880 million in cash to UniSource Energy's shareholders and holders of stock options, stock units, restricted stock and performance shares awarded under our stock based compensation plans. In connection with the closing of the acquisition, Saguaro Utility intends to cause the surviving corporation (i) to repay the $95 million intercompany loan to UniSource Energy from TEP and (ii) to contribute up to $168 million to TEP. TEP will use a significant portion of these proceeds to retire some of its outstanding debt.

         We expect that the proceeds for all of the above mentioned payments will come from a combination of equity contributions by the partners of Saguaro Utility and borrowings and issuances of debt securities by another affiliate of Saguaro Acquisition Corp. We expect the partners of Saguaro Utility to contribute approximately $557 million to Saguaro Utility, which will contribute the net proceeds to Saguaro Acquisition Corp. immediately prior to the acquisition. We expect that the remaining proceeds necessary to finance this transaction will be obtained by Saguaro Acquisition Corp.'s affiliate, at the closing of the acquisition, through a $360 million borrowing from a syndicate of lenders and an issuance of $300 million in notes. Saguaro Acquisition Corp. and its affiliate obtained commitments from lenders for the $360 million in borrowings. In addition, Saguaro Acquisition Corp. and its affiliate obtained commitments for (i) a $50 million revolving credit facility for general corporate purposes, (ii) a $40 million revolving credit facility for UES and
(iii) a loan to refinance TEP's existing Credit Facility. Each of these commitments expires February 21, 2005, and is subject to various closing conditions customary for bank commitment letters in connection with an acquisition of this type. Saguaro Acquisition Corp. and its affiliate also obtained a letter from a group of investment banks that they were highly confident that they could arrange for the sale of up to $300 million in notes of the affiliate through a private sale and/or a public offering. The letter from the investment banks relating to the sale of the $300 million in notes is not a commitment or undertaking by such banks to underwrite, place or purchase the notes or otherwise provide financing.

         The acquisition is subject to several closing conditions, including without limitation, (i) the absence of any material adverse effect in the business, properties, assets, condition, prospects or results of operations of UniSource Energy and its subsidiaries taken together as a whole; (ii) the receipt of the required shareholder approval; (iii) the receipt of required regulatory approvals; (iv) that no final order with respect to any regulatory approval necessary to effect the acquisition either (A) has or could reasonably be expected to have a material adverse effect on us or Saguaro Utility or (B) causes or could reasonably be expected to cause the rates of any of our utility subsidiaries to be less favorable than the rates that were in effect on the date of the acquisition agreement; (v) that restrictions on the ability of TEP to pay dividends of all of its net income be effectively eliminated; and (vi) that Saguaro Acquisition Corp. receives its financing for the acquisition on terms and conditions that, in the reasonable judgment of Saguaro Acquisition Corp., are comparable to, or more favorable to Saguaro Acquisition Corp. in the aggregate than the terms and conditions contemplated by the acquisition agreement.

         UniSource Energy's shareholders of record will formally consider a proposal to approve the acquisition agreement at a special meeting scheduled for March 29, 2004. The acquisition is also subject to the receipt of certain regulatory approvals, including ACC approval, SEC approval under the Public Utility Holding Company Act of 1935, as amended, FERC approval and approval under federal antitrust laws. We filed an application with the ACC for approval of the acquisition on December 29, 2003. We expect the acquisition to close in the second half of 2004.

         The acquisition agreement contains operating covenants with respect to the operations of our business pending the consummation of the acquisition. Generally, unless UniSource Energy obtains Saguaro Acquisition Corp.'s prior written consent, we must carry on our business in the ordinary course consistent with past practice and use all commercially reasonable efforts to preserve substantially intact our present business organization and present regulatory, business and employee relationships. In addition, the acquisition agreement restricts our activities, subject to the receipt of Saguaro Acquisition Corp.'s prior written consent, including the issuance or repurchase of capital stock, the amendment of organizational documents, acquisitions and dispositions of assets, capital expenditures, incurrence of indebtedness, modification of employee compensation and benefits, changes in accounting methods, discharge of liabilities, and matters relating to UniSource Energy's investment in Millennium. For a more complete understanding of these restrictions we encourage you to read the acquisition agreement which UniSource Energy has previously filed with the SEC and is publicly available.

         Either UniSource Energy or Saguaro Acquisition Corp. may terminate the acquisition agreement in certain circumstances, including if not consummated by March 31, 2005, certain regulatory approvals are not obtained or if our shareholders do not approve the acquisition. In certain circumstances, upon the termination of the acquisition agreement, UniSource Energy would be required to pay Saguaro Acquisition Corp.'s expenses and a termination fee in an aggregate amount of up to $25 million.

         As a result of the approval of the acquisition by UniSource Energy's Board of Directors, the acquisition will not trigger the provisions of UniSource Energy's shareholder rights plan or the restrictions on "business combinations" or "control share acquisitions" under the Arizona Business Corporation Act.

         BUSINESS SEGMENT CONTRIBUTIONS

         The table below shows the contributions to our consolidated after-tax earnings by our four business segments, as well as parent company expenses.

                                                                            2003         2002        2001
         ---------------------------------------------------------------- ------------ ----------- -----------
         Business Segment                                                       - Millions of Dollars -
            TEP  (1)                                                        $128         $ 54        $ 75
            UES  (2)                                                           3            -           -
            Millennium                                                       (16)         (16)         (9)
            UED                                                                7            1           1
            UniSource Energy Standalone (3)                                   (9)          (6)         (6)
         ---------------------------------------------------------------- ------------ ----------- -----------
                  Consolidated Net Income                                    $113         $ 33        $ 61
         ================================================================ ============ =========== ===========

         (1) TEP results in 2003 include an after-tax gain of $67 million for the Cumulative Effect of Accounting Change from the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143).

         (2) Results are for the period from August 11, 2003 to December 31,
         2003.

         (3) Primarily represents interest expense (net of tax) on the note payable from UniSource Energy to TEP, as well as costs in 2003 associated with the Citizens acquisition and the proposed acquisition of UniSource Energy as previously discussed.


         The electric utility industry has undergone significant regulatory change in recent years. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Outlook and Strategies, for a discussion of our plans and strategies to remain competitive and flexible in this changing environment and Rates and Regulation, below, for the status of competition in Arizona.

         References in this report to "we" and "our" are to UniSource Energy and its subsidiaries, collectively.


TEP ELECTRIC UTILITY OPERATIONS

         TEP was incorporated in the State of Arizona on December 16, 1963. TEP is the successor by merger as of February 20, 1964, to a Colorado corporation that was incorporated on January 25, 1902. TEP is the principal operating subsidiary of UniSource Energy. In 2003, TEP's electric utility operations contributed 88% of UniSource Energy's operating revenues and comprised 86% of its assets.

    SERVICE AREA AND CUSTOMERS

         TEP is a vertically integrated utility that provides regulated electric service to more than 367,000 retail customers in Southeastern Arizona. TEP's service territory consists of a 1,155 square mile area and includes a population of approximately 911,000 in the greater Tucson metropolitan area in Pima County, as well as parts of Cochise County. TEP holds a franchise to provide electric distribution service to customers in the Cities of Tucson and South Tucson. These franchises expire in 2026 and 2017, respectively. TEP also sells electricity to other utilities and power marketing entities in the western U.S.

         RETAIL CUSTOMERS

         In 2003, TEP's number of retail customers increased by 2.2% and total retail energy consumption increased by approximately 3%. The table below shows the percentage distribution of TEP's energy sales by major customer class over the last three years.

                                               2003       2002       2001
                                               ----       ----       ----
         Residential                           41%         40%        38%
         Commercial                            20%         20%        19%
         Non-mining Industrial                 27%         28%        27%
         Mining                                 9%          9%        13%
         Public Authority                       3%          3%         3%

         TEP expects that its peak demand, number of retail customers and retail energy consumption will increase 2 - 3% annually through 2007. The retail energy consumption by customer class is expected to be similar to the 2003 distribution.

         Beginning January 1, 2001, all of TEP's retail customers were eligible to choose alternative energy providers. Even though some of TEP's retail customers may choose other energy providers, the forecasted customer growth rates referred to above would continue to apply to its distribution business. At March 10, 2004, none of TEP's customers are being served by an alternative energy provider. See Rates and Regulation, State, below.

         Sales to Large Industrial Customers

         TEP provides electric utility service to a diverse group of commercial, industrial, and public sector customers. Major industries served include copper mining, cement manufacturing, defense, health care, education, military bases and other governmental entities. Local, regional, and national economic factors can impact the financial condition and operations of TEP's large industrial customers. Such economic conditions may directly impact energy consumption by large industrial customers, and may indirectly impact residential and small commercial sales and revenues if employment levels and consumer spending are affected.

         Two of TEP's largest retail customers are in the copper mining industry. TEP has contracts with its two mining customers to provide electric service at negotiated rates. These contracts expire in 2006 and 2008. TEP's sales to mining customers depend on a variety of factors including changes in supply and demand in the world copper market and the economics of self-generation. Average U.S. copper prices have ranged between $0.62 and $1.00 per pound during the last five years. As a result of low copper prices in 2002 and 2003, TEP's mining customers reduced operations during those years and correspondingly reduced energy consumption. Since October 2003, U.S. copper prices have risen steadily and were approximately $1.19 per pound in February 2004. One of TEP's mining customers announced in January 2004, it would be increasing its energy requirements by approximately 15 MW this year.

         WHOLESALE BUSINESS

         TEP's electric utility operations include the wholesale marketing of electricity to other utilities and power marketers. Wholesale sales transactions are made on both a firm and interruptible basis. A firm basis means that contractually, TEP must supply the power (except under limited emergency circumstances), while an interruptible basis means that TEP may stop supplying power under defined conditions. See Other Purchases and Interconnections, below.

         TEP typically uses its own generation to serve the requirements of its retail and long-term wholesale customers. Generally, TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified portfolio approach to provide a balance between long-term, mid-term and spot energy sales. When TEP expects to have excess generating capacity (usually in the first, second and fourth calendar quarters), its wholesale sales consist primarily of three types of sales:

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

(3)           Sales of transmission service.


         TEP purchases power in the wholesale markets when economic. TEP may enter into forward contracts: (a) to purchase energy under long-term contracts to serve retail load and long-term wholesale contracts, (b) to purchase capacity or energy during periods of planned outages or for peak summer load conditions, and (c) to purchase energy to resell to certain wholesale customers under load and resource management agreements. Finally, TEP may purchase energy in the daily and hourly markets to meet higher than anticipated demands, to cover unplanned generation outages, or when it is more economical than generating its own energy.

         As a participant in the western U.S. wholesale power markets, TEP is affected by changes impacting these markets and market participants. In 2001, a significant portion of TEP's revenues and earnings resulted from its wholesale marketing activities (including unrealized gains or losses on sales and purchases of energy), which benefited from strong demand and high wholesale prices in the western U.S. These market conditions were the result of a number of factors, including power supply shortages, high natural gas prices, and transmission and environmental constraints. During this period, these markets experienced unprecedented price volatility, as well as payment defaults and bankruptcies by several of its largest participants. Regulatory agencies became concerned with the outcomes of deregulation of the electric power industry and intervened in the operation of these markets by, among other things, imposing price caps and initiating investigations into potential market manipulation.

         Since mid-2001, conditions in the western U.S. energy markets have changed significantly as a result of various regulatory actions, the addition of new generation in the region and other factors. In addition, the presence of fewer creditworthy counterparties, as well as legal, political and regulatory uncertainties has reduced market liquidity and trading volume. Several companies that were large market participants have either curtailed their activities or exited the business completely. These factors placed downward pressure on wholesale electricity prices, and resulted in significantly lower wholesale electricity sales and revenues at TEP in 2002 and 2003.

         In the first quarter of 2003, both the natural gas and western U.S. wholesale electricity markets experienced some price spikes and volatility due to severe winter weather. Gas and power prices remained high throughout 2003 due to continued gas production and storage concerns. TEP cannot predict, however, whether gas and wholesale electricity prices will remain elevated and what the impact will be on TEP's sales and revenues in 2004.

         TEP expects to continue to be a participant in the wholesale energy markets, primarily by making sales and purchases in the short-term and forward markets. TEP expects the market price in the western U.S. and demand for capacity and energy to continue to be influenced by the following factors, among others, during the next few years:

o        continued population growth;
o        economic conditions in the western U.S.;
o        availability of generation capacity throughout the western U.S.;
o the extent of electric utility industry restructuring in Arizona, California and other western states;
o        the effect of FERC regulation of wholesale energy markets;
o        the availability and price of natural gas;
o        availability of hydropower;
o        transmission constraints; and
o        environmental requirements and the cost of compliance.

         See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Results of Operations, Western Energy Markets, for additional discussion of TEP's wholesale marketing activities.

    GENERATING AND OTHER RESOURCES

         TEP GENERATING Resources

         At December 31, 2003, TEP owned or leased 2,003 MW of net generating capability as set forth in the following table:

                                                                                    Net
                                Unit                      Fuel        Owned/     Capability    Operating     TEP's Share
Generating Source                No.        Location      Type        Leased         MW          Agent
                                                                                                             %         MW
---------------------------------------------------------------------------------------------------------------------------

Springerville Station           1      Springerville, AZ  Coal        Leased        380           TEP       100.0     380
Springerville Station           2      Springerville, AZ  Coal        Owned         380           TEP       100.0     380
San Juan Station                1      Farmington, NM     Coal        Owned         327           PNM        50.0     164
San Juan Station                2      Farmington, NM     Coal        Owned         316           PNM        50.0     158
Navajo Station                  1      Page, AZ           Coal        Owned         750           SRP         7.5      56
Navajo Station                  2      Page, AZ           Coal        Owned         750           SRP         7.5      56
Navajo Station                  3      Page, AZ           Coal        Owned         750           SRP         7.5      56
Four Corners Station            4      Farmington, NM     Coal        Owned         784           APS         7.0      55
Four Corners Station            5      Farmington, NM     Coal        Owned         784           APS         7.0      55
Sundt Station                   1      Tucson, AZ         Gas/Oil     Owned          81           TEP       100.0      81
Sundt Station                   2      Tucson, AZ         Gas/Oil     Owned          81           TEP       100.0      81
Sundt Station                   3      Tucson, AZ         Gas/Oil     Owned         104           TEP       100.0     104
Sundt Station                   4      Tucson, AZ         Coal/Gas    Leased        156           TEP       100.0     156
Internal Combustion Turbines           Tucson, AZ         Gas/Oil     Owned         122           TEP       100.0     122
Internal Combustion Turbines           Tucson, AZ         Gas         Owned          95           TEP       100.0      95
Solar Electric Generation              Springerville/     Solar       Owned           4           TEP       100.0       4
                                       Tucson, AZ
---------------------------------------------------------------------------------------------------------------------------
   Total TEP Capacity (1)                                                                                         2,003
===========================================================================================================================

(1) Excludes 486 MW of additional resources, which consist of certain capacity purchases and interruptible retail load. At December 31, 2003, total owned capacity was 1,467 MW and leased capacity was 536 MW.

         The Springerville Generating Station, located in northeast Arizona, consists of two coal-fired units. Springerville Unit 1 began commercial operation in 1985 and is leased and operated by TEP. Springerville Unit 2 started commercial operation in June 1990 and is owned by TEP's wholly-owned subsidiary, San Carlos Resources Inc. (San Carlos), and operated by TEP. These units are rated at 380 MW for continuous operation. The Springerville Station was originally designed for four generating units. UED currently manages the construction of Unit 3, which will be 100% leased by a financial owner to Tri-State Generation and Transmission Association (Tri-State). Construction of Unit 3 began in October 2003. We expect commercial operation of Unit 3 to occur in December 2006. TEP will operate the unit. SRP has the right to construct and own Unit 4 at a later date. See UniSource Energy Development Company, below.

         The Springerville Generating Station also includes the Springerville Coal Handling Facilities and the Springerville Common Facilities. In 1984, TEP sold and leased back the Springerville Coal Handling Facilities. In 1985, TEP sold and leased back a 50% interest in the Springerville Common Facilities. The other 50% interest is included in the Springerville Unit 1 leases.

         TEP obtains approximately 600 MW, or 30%, of its generating capacity from jointly-owned facilities at the San Juan, Four Corners, and Navajo Generating Stations in New Mexico and northern Arizona.

         The Sundt Generating Station (Sundt) includes four units located in Tucson, Arizona. Units 1, 2 and 3 are gas or oil burning units. Sundt Unit 4 operates primarily on coal in combination with natural gas or landfill gas, but it is also able to operate solely on natural gas. Units 1, 2, and 3 are wholly-owned by TEP, and Unit 4 is leased. The Sundt Generating Station and the internal combustion turbines located in Tucson are designated as "must-run generation" facilities. Must-run generating units are those which are required to run in certain circumstances to maintain distribution system reliability and meet local load requirements.

         See Note 10 of Notes to Consolidated Financial Statements, and Item 7.
- Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Liquidity and Capital Resources, Contractual Obligations, for more information regarding the Springerville and Sundt leases.

         POWER EXCHANGE AGREEMENT

         TEP and Southern California Edison Company (SCE) have a ten-year power exchange agreement which requires SCE to provide firm system capacity of 110 MW to TEP during the summer months. TEP is then obligated to return to SCE in the winter months the same amount of energy that TEP received during the preceding summer. For example, in the summer of 2003, TEP received approximately 136,000 MWh from SCE and returned the same amount during the winter months from November 2003 to February 2004. This agreement expires in February 2005. The net incremental increase in cost due to the loss of the SCE exchange agreement is expected to be less than $2 million annually. We expect to purchase additional resource needs through a competitive bidding process and short-term purchases.

         OTHER PURCHASES AND INTERCONNECTIONS

         TEP purchases additional electric energy from other utilities and power marketers. The amount of energy purchased varies substantially from time to time depending on the demand for energy, the cost of purchased energy compared with TEP's cost of generation, and the availability of such energy. TEP may also sell electric energy in the wholesale market. See also Wholesale Business, above and
Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Results of Operations, below.

         TEP is a member of various regional reserve sharing, reliability and power sharing organizations. These relationships allow TEP to call upon other utilities during emergencies such as plant outages and system disturbances, and reduce the amount of reserves TEP is required to carry.

        PEAK DEMAND AND RESOURCES

        Peak Demand                                          2003       2002       2001       2000       1999
                                                        ---------- ---------- ---------- ---------- ----------
                                                                                -MW-

        Retail Customers-Net One Hour                       2,060      1,899      1,840     1,862      1,754
        Firm Sales to Other Utilities                         171        228        151       143        178
        ----------------------------------------------- ---------- ---------- ---------- ---------- ----------
           Coincident Peak Demand  (A)                      2,231      2,127      1,991     2,005      1,932

        Total Generating Resources                          2,003      2,002      1,999     1,904      1,904
        Other Resources (1)                                   486        308        217       248        235
        ----------------------------------------------- ---------- ---------- ---------- ---------- ----------
           Total TEP Resources  (B)                         2,489      2,310      2,216     2,152      2,139

        Total Margin   (B) - (A)                              258        183        225       147        207
        Reserve Margin (% of Coincident
           Peak Demand)                                       12%         9%        11%         7%        11%
        ----------------------------------------------- ---------- ---------- ---------- ---------- ----------

         (1) Other Resources includes firm power purchases and interruptible retail and wholesale loads.

         TEP's retail sales are influenced by several factors, including seasonal weather patterns, competitive conditions and the overall economic climate. The peak demand occurs during the summer months due to the cooling requirements of TEP's retail customers. Retail peak demand has grown at an average annual rate of approximately 4% from 1999 to 2003.

         The chart above shows the relationship over a five-year period between TEP's peak demand and its energy resources. TEP's margin is the difference between total energy resources and coincident peak demand, and the reserve margin is the ratio of margin to coincident peak demand. TEP maintains a minimum reserve margin in excess of 7% to comply with reliability criteria set forth by the Western Electricity Coordinating Council (WECC), (formerly the Western Systems Coordinating Council). TEP's actual reserve margin in 2003 was 12%.

         In 2003, TEP entered into two power purchase agreements for the period 2003 through 2006 as listed below:

o PPL Energy Plus, LLC supplied 37 MW from June 2003 through December 2003 and will supply 75 MW from January 2004 through December 2006, under a unit contingent contract.
o Panda Gila River generating station will supply 50 MW on-peak for the June through September time period, from 2003 (which has been supplied) through 2005, under a unit contingent contract between TEP and Panda Gila River, L.P.

         We believe these and other short-term purchases will provide adequate reserve margins during the summer peak period.

         Forecasted retail peak demand for 2004 is approximately 2,083 MW, compared with actual peak demand of 2,060 MW in 2003. Except for certain peak hours during the summer, TEP believes it has sufficient resources to meet expected demand in 2004 with its existing generation and power purchase agreements.

         See Future Generating Resources, TEP, below and Rates and Regulation, State, Track B, below.

         FUTURE GENERATING RESOURCES -- TEP

         In the past, TEP assessed its need for future generating resources based on the premise of a continued regulatory requirement to serve customers in TEP's retail service area. However, the ACC's electric competition rules, as currently in effect, modified the obligation to provide generation services to all customers. These rules and TEP's ability to retain and attract customers will affect the need for future resources. For those customers who do not choose other energy providers, TEP remains obligated to supply energy. However, TEP is not obligated to supply this energy from TEP-owned generating assets. The energy may be acquired through purchase in the wholesale markets. See Rates and Regulation, Recent Arizona Court of Appeals Decision below and Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Results of Operations, Competition, below.

         TEP will continue to add peaking resources in the Tucson area as needed based upon our forecasts of retail and firm wholesale load, as well as the statewide transmission infrastructure. TEP currently forecasts that new peaking resources of 75 MW may be needed in both 2008 and 2010. In conjunction with the expansion of the Springerville Generating Station, TEP entered into a power purchase contract with Tri-State for up to 100 MW of capacity from Tri-State's system resources. This contract with Tri-State is for up to five years, beginning with commercial operation of Unit 3, expected in December 2006. TEP anticipates that any power purchased under this contract will be sold in the wholesale markets. If power purchased under this contract is to be used by TEP to serve its retail load, TEP must comply with the Track B competitive bidding procedures established by the ACC. See UniSource Energy Development Company, below and Rates and Regulation, State, Track B, below.

    FUEL SUPPLY

         TEP purchases coal and natural gas in the normal course of business to fuel its generating plants. The majority of its coal supplies are purchased under long-term contracts, which result in more predictable prices.

         TEP's principal fuel for electric generation is low-sulfur coal. Fuel information is provided below:


                  Average Cost per MMBtu Consumed           Percentage of Total BTU Consumed
--------------- ------------- ----------- ----------- -- ----------- ------------- ------------
                        2003        2002        2001           2003          2002         2001

Coal (A)               $1.58       $1.59       $1.63            96%           94%          90%
Gas                     6.38        4.28        5.99             4             6           10

All Fuels              $1.79       $1.76       $2.08           100%          100%         100%
--------------- ------------- ----------- ----------- -- ----------- ------------- ------------

(A) The average cost per ton of coal for 2003, 2002, and 2001 was $30.31, $30.86, and $30.96, respectively.

    TEP'S COAL AND GAS SUPPLY

                                                           Year Contract    Average
                                                             Terminates     Sulfur
      Station                    Coal Supplier                              Content          Coal Obtained From (A)
--------------------- ------------------------------------ --------------- ----------- -----------------------------------
Springerville         Peabody Coalsales Company                 2020          0.9%     Lee Ranch Coal Company
Four Corners          BHP Billiton                              2016          0.8%     Navajo Indian Tribe
San Juan              San Juan Coal Company                     2017          0.8%     Federal and State Agencies
Navajo                Peabody Coalsales Company                 2011          0.6%     Navajo and Hopi Indian Tribes
Sundt                 Various approved suppliers                2006           -       Various locations
--------------------- ------------------------------------ --------------- ----------- -----------------------------------


(A) Substantially all of the suppliers' mining leases extend at least as long as coal is being mined in economic quantities.

         TEP Operated Generating Facilities

         TEP is the sole owner (or lessee) and operator of the Springerville and Sundt Generating Stations. The coal supplies for these plants are transported from northwestern New Mexico and Colorado by railroad.

         In October 2003, TEP amended and extended the long-term coal supply contract for Springerville Units 1 and 2 through 2020. We expect coal reserves to be sufficient to supply the estimated requirements for Units 1 and 2 for their presently estimated remaining lives. We estimate future minimum annual payments under this contract to be $45 million through 2010, the initial contract expiration date, and $14 million in 2011 through 2020. TEP's coal transportation contract at Springerville runs through 2011. We estimate minimum annual payments under this contract to be $13 million through 2010 and $7 million in 2011.

         In July 2002, TEP terminated the long-term coal supply contract for the Sundt Generating Station. TEP incurred a pre-tax charge of $11 million related to the cost of terminating this contract. The termination fee relieved TEP of up to $3 million in annual pre-tax take-or-pay payments.

         In the fourth quarter of 2003, TEP entered into agreements for the purchase and transportation of coal to the Sundt Generating Station through 2006. The total amount paid under these agreements depends on the number of tons of coal purchased and transported. The coal agreements require TEP to take 300,000 tons annually with estimated future minimum payments of $4 million in 2004 and $6 million in 2005 and 2006. The rail agreement requires TEP to transport 300,000 tons with estimated future minimum payments of $2 million in each year from 2004 through 2006.

         The rail contract for the Sundt Generating Station is in effect until the earliest of 2015 or the remaining life of Unit 4. The rail contract requires TEP to transport at least 75,000 tons of coal per year through 2015 at an estimated annual cost of $2 million or to make a minimum payment of $1 million. TEP expects to use the rail contracts for at least the minimum delivery amounts through at least 2006. See Note 15 of Notes to Consolidated Financial Statements
 - Commitments and Contingencies, TEP Commitments, Purchase and Transportation Commitments.

         Generating Facilities Operated by Others

         TEP also participates in jointly-owned generating facilities at Four Corners, Navajo and San Juan, where coal supplies are under long-term contracts administered by the operating agents. In July 2003, the Four Corners coal contract was extended through July 2016. This contract requires TEP to purchase minimum amounts of coal at an estimated annual cost of $5 million for the next 13 years. We expect coal reserves available to these three jointly-owned generating facilities to be sufficient for the remaining lives of the stations.

         In September 2000, TEP terminated the San Juan Generating Station's coal supply contract and entered into a new coal supply contract, replacing two surface mining operations with one underground operation. San Juan Coal Company, the coal supplier to San Juan, commenced development of the underground mine in the fourth quarter of 2000 with full station supply expected in March 2003. The underground mine did not achieve full station supply until December 2003 due to geological issues. PNM, TEP, and San Juan Coal Company have begun a review of long term coal cost projections given the production issues encountered and the experience gained from mining operations.

         The contracts to purchase coal for use at the jointly-owned facilities require TEP to purchase minimum amounts of coal at an estimated average annual cost of $19 million for the next five years.

         Natural Gas

         TEP typically uses generation from its facilities fueled by natural gas to meet the summer peak demands of its retail customers and to meet local reliability needs. Due to its increasing seasonal gas usage, TEP hedges a portion of its natural gas purchases with fixed price contracts for a maximum of three years, and purchases its remaining gas needs in the spot and short-term markets through its supplier Southwest Gas Corporation (SWG). TEP entered into a Gas Procurement Agreement with SWG effective June 1, 2001 with a primary term of five years. The contract provided for a minimum volume obligation during the first two years of 10 million MMBtu's annually. TEP negotiated new pricing and a lower minimum annual volume obligation of 4 million MMBtu's for 2004 and TEP expects to use more gas than this minimum requirement. In the event fewer MMBtu's are purchased, TEP is obligated to pay only the transportation component for any shortfall. TEP will negotiate terms for the remaining two years of the contract in late 2004. TEP made payments under this contract of $34 million in 2003, $33 million in 2002 and $28 million in 2001.

         In 2003, the average market price of natural gas at the San Juan basin was $4.42 per MMBtu, or 68% higher than 2002, due to low gas storage levels and reductions in gas production. The increase in the regional supply of gas-generated energy and the completion of a 500-kV transmission connection, however, allowed TEP to decrease use of its less efficient gas generation units in favor of more economical purchases of energy in the wholesale market. TEP's generation output fueled by natural gas was approximately 433,000 MWh, or 4% of total generation in 2003, compared with approximately 720,000 MWh, or 6% of total generation in 2002. In 2003, TEP purchased approximately 125,000 MWh of gas-fired energy under long-term purchased power contracts. The majority of the energy purchased under these agreements is adjusted for changes in the price of natural gas. See Rates and Regulation, State, Track B, below for discussion of purchased power contracts.

    WATER SUPPLY

         Drought conditions in the Four Corners region, combined with water usage in upper New Mexico, have resulted in decreasing water levels in the lake that indirectly supplies water to the San Juan and Four Corners Generating Stations. These drought conditions may affect the water supply of the plants in the future if adequate moisture is not received in the watershed that supplies the area. The moisture levels in the region during the 2003-2004 winter season have been above historic averages. TEP has a 50% ownership interest in each of San Juan units 1 and 2 (322 MW capacity) and a 7% ownership interest in each of Four Corners units 4 and 5 (110 MW capacity).

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

TRANSMISSION ACCESS

         TEP has transmission access and power transaction arrangements with over 120 electric systems or suppliers. In May 2003, TEP completed construction of a one mile 500-kV transmission line and related substations to enhance its distribution system link to the regional high voltage transmission system.

         Tucson to Nogales Transmission Line

         In January 2001, TEP and Citizens (now UES) entered into a project development agreement for the joint construction of a 62-mile transmission line from Tucson to Nogales, Arizona. In January 2002, the ACC approved the location and construction of the proposed 345-kV line. TEP is currently seeking approvals for the project from the Department of Energy (DOE), the U.S. Forest Service, the U.S. Bureau of Land Management, and the International Boundary and Water Commission. The DOE has completed a draft Environmental Impact Statement (EIS) for the project which identified the ACC-approved Western Corridor route as its preferred alternative. We expect to receive a final EIS in 2004. The DOE will use the EIS to help it decide whether to issue a Presidential Permit that would allow TEP to extend the line across the border into Mexico. Other federal agencies will also use the EIS for their own permitting processes. The construction costs to Nogales, Arizona are expected to be approximately $75 million. Through December 31, 2003, approximately $9 million in engineering and environmental expenses have been capitalized related to this project. If the transmission line does not proceed, these costs would be immediately expensed.

         Regional and Federal Transmission Issues

         In 1997, TEP and other transmission owners and users located in the southwestern U.S. began to investigate the feasibility of forming an Independent System Operator (ISO) for the region. In December 1999, the FERC issued FERC Order 2000, which established timelines for all transmission owning entities to join a Regional Transmission Organization (RTO) and defined the minimum characteristics and functions of an RTO. TEP and three other southwestern utilities filed agreements and operating protocols with the FERC in October 2001 to form a new, for-profit RTO to be known as WestConnect RTO, LLC (WestConnect).

         WestConnect will be responsible for security, reservations, scheduling, transmission expansion and planning, and congestion management for the regional transmission system. It will also focus on ensuring reliability, nondiscriminatory open-access, and independent governance. Regional transmission owners would have the option, but not be required, to transfer ownership of transmission assets to the RTO. At present, TEP intends to turn over only operating control of its transmission assets to the RTO. Additionally, the RTO may build new transmission lines in the region, which could be owned by the RTO.

         In October, 2002, the FERC issued a provisional order approving, in part, the WestConnect RTO proposal. The FERC also required WestConnect, along with the other two RTOs in the western region (the California Independent System Operator (CISO) and RTO West), to participate in a steering group to encourage the development of a seamless wholesale electric energy market. WestConnect's operation is dependent on the resolution of these issues and is also subject to approval by state regulatory agencies. WestConnect is following a phased approach for development that will progress from development of a regional Open Access Same Time Information System (OASIS) to full RTO implementation in three or four phases. The first phase includes the regional OASIS (to be called WesTTrans) and an energy posting system that will be operational on April 1, 2004. The WesTTrans system includes the WestConnect participants as well as some other public power entities throughout the west. WestConnect is currently developing its phasing plans.

         On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking
(NOPR) proposing standard market design rules that would significantly alter the markets for wholesale electricity and transmission and ancillary services in the U.S. The new rules would establish a generation adequacy requirement for "load-serving entities" and a standard platform for the sale of electricity and transmission services. Under the new rules, Independent Transmission Providers would administer spot markets for wholesale power, ancillary services and transmission congestion rights, and electric utilities, including TEP, would be required to transfer control over transmission facilities to the applicable Independent Transmission Provider. The FERC released a white paper on the standard market design in 2003. This effort by FERC provoked extensive response from the industry as well as state regulators, stalling the standard market design effort.

         In late 2003, FERC issued a final rule on Standards of Conduct that apply equally to natural gas and electricity. These rules expand on existing requirements that utilities must follow regarding non-discriminatory treatment of customers.

RATES AND REGULATION

         The FERC and the ACC regulate portions of TEP's utility accounting practices and electricity rates. The FERC regulates the terms and prices of TEP's transmission services and sales of electricity at wholesale. In 1996, TEP filed a tariff at FERC governing the rates, terms and conditions of open access transmission services. In 1997, TEP was granted a FERC tariff to sell power at market based rates. The ACC has authority over rates charged to retail customers, the issuance of securities, and transactions with affiliated parties.

         STATE

         Historically, the ACC determined TEP's rates for retail sales of electric energy on a "cost of service" basis, which was designed to provide, after recovery of allowable operating expenses, an opportunity to earn a reasonable rate of return on TEP's "fair value rate base." Fair value rate base was generally determined by reference to the original cost and the reconstruction cost (net of depreciation) of utility plant in service to the extent deemed used and useful, and to various adjustments for deferred taxes and other items, plus a working capital component. Over time, rate base was increased by additions to utility plant in service and reduced by depreciation and retirements of utility plant.

         TEP's Settlement Agreement and Retail Electric Competition Rules

         In September 1999, the ACC approved the Retail Electric Competition Rules (Rules) that provided a framework for the introduction of retail electric competition in Arizona. In November 1999, the ACC approved the Settlement Agreement between TEP and certain customer groups related to the implementation of retail electric competition in Arizona.

         The Rules and TEP's Settlement Agreement required the unbundling of electric services, with separate rates or prices for generation, transmission, distribution, metering, meter reading, billing and collection, and ancillary services. Generation services at market prices may be provided by Energy Service Providers (ESPs) licensed by the ACC. Transmission and distribution services and must-run generation facilities will remain subject to regulation on a cost of service basis. TEP has met all conditions required by the ACC to facilitate electric retail competition, including ACC approval of TEP's direct access tariffs. However, ESPs and their related service providers must meet certain conditions before they can competitively sell electricity in TEP's service territory. Examples of these conditions include ACC certification of ESPs and completion of direct access service agreements with TEP.

         The Settlement Agreement also provided for certain retail rate reductions from 1998 through 2000. In addition, TEP is required to file by June 1, 2004 a general rate case, including an updated cost of service study. Under the terms of the Settlement Agreement, no rate case filed by TEP through 2008, including the rate case to be filed by June 1, 2004, may result in a net rate increase. Any rate decrease resulting from this rate case would be effective no sooner than June 1, 2005.

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

         Track B

         On February 27, 2003, the ACC issued the Track B Order, which defined the competitive bidding process TEP must use to obtain capacity and energy requirements beyond what is supplied by TEP's existing resources. For the period 2003 through 2006, TEP estimated these amounts to be 50,000 MWh of energy in 2003, or approximately 0.5% of its retail load, gradually increasing to 104,000 MWh by 2006. The Track B Order further required TEP to bid out "Economy Energy", or short-term energy purchases, that it estimates it will make in the 2003 to 2006 period (210,000 to 181,000 MWh).

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

          TEP entered into two agreements to meet its 2003 bid requirements under the Track B Order for the period 2003 through 2006 as listed below:

o PPL Energy Plus, LLC contract for 37 MW from June 2003 through December 2003 and 75 MW from January 2004 through December 2006, under a unit contingent contract.
o Panda Gila River generating station will supply 50 MW on-peak for the June through September time period, from 2003 (which has been supplied) through 2005, under a unit contingent contract between TEP and Panda Gila River, L.P.
o        No RMR bids were received.

         Recent Arizona Court of Appeals Decision

         On January 27, 2004, the Arizona Court of Appeals issued a decision that resolved challenges to the ACC's Retail Electric Competition Rules. The Court determined that certain rules established by the ACC relating to the entry of new competitive electric service providers into the market were invalid. The ultimate impact on TEP's Settlement Agreement is not known. A Motion for Reconsideration was filed by Arizona Electric Power Cooperative (AEPCO) and Duncan Valley Electric Cooperative (Duncan Valley), and a separate Motion to Reconsider was filed by Trico Electric Cooperative (Trico). A Motion for Reconsideration is a prerequisite to filing an appeal. AEPCO generates and transmits electricity for its members in Arizona and California. Duncan Valley and Trico provide electric service to rural areas in Arizona.

         See Note 4 of Notes to Consolidated Financial Statements - TEP Regulatory Matters, for more information on TEP's Settlement Agreement.

         FEDERAL

         During 2000 and 2001, the FERC ordered hearings and issued several orders to mitigate volatile energy prices in the western U.S. and to address the energy emergency in California. During 2000, the FERC established certain soft caps on prices for power sold to the CISO. In June 2001, the FERC adopted a price mitigation plan applicable to certain wholesale power sales in the western U.S. This plan, which had a price cap of $91.87 per MWh, was in effect until October 31, 2002. The FERC adopted a price cap for the period thereafter of $250 per MWh.

         Market Manipulation Investigations

         On June 25, 2003, the FERC alleged that 60 energy companies, including TEP, may have engaged in manipulative practices that disrupted western energy markets in 2001 and 2000. On January 22, 2004, FERC granted a Motion to Dismiss all charges against TEP.

         See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Results of Operations, Western Energy Markets, below, for a discussion of various FERC proceedings, including refund hearings on power sold to California in 2000 and 2001, which may impact TEP's results.

TEP's UTILITY OPERATING STATISTICS
                                                                         For Years Ended December 31,
                                                         2003          2002          2001          2000           1999
----------------------------------------------------------------------------------------------------------------------------
Generation and Purchased Power-kWh (000)
  Remote Generation (Coal)                              10,182,706   10,067,069     10,362,211    10,278,393     10,000,401
  Local Tucson Generation (Oil, Gas & Coal)              1,082,058    1,402,504      1,820,783     1,667,308      1,115,277
  Purchased Power                                        1,153,305    1,329,574      3,656,978     3,174,244      2,712,570
----------------------------------------------------------------------------------------------------------------------------
    Total Generation and Purchased Power                12,418,069   12,799,147     15,839,972    15,119,945     13,828,248
  Less Losses and Company Use                              824,506      769,101        846,287       724,677        814,945
----------------------------------------------------------------------------------------------------------------------------
    Total Energy Sold                                   11,593,563   12,030,046     14,993,685    14,395,268     13,013,303
============================================================================================================================

Sales-kWh (000)
  Residential                                            3,370,541    3,188,726      3,122,332     3,027,963      2,736,837
  Commercial                                             1,679,502    1,609,367      1,573,213     1,496,558      1,383,756
  Industrial                                             2,233,113    2,261,463      2,270,446     2,262,212      2,220,900
  Mining                                                   697,694      695,221      1,040,762     1,140,811      1,200,214
  Public Authorities                                       248,703      257,641        254,130       258,470        247,361
----------------------------------------------------------------------------------------------------------------------------
    Total - Electric Retail Sales                        8,229,553    8,012,418      8,260,883     8,186,014      7,789,068
  Electric Wholesale Sales                               3,364,010    4,017,628      6,732,802     6,209,254      5,224,235
----------------------------------------------------------------------------------------------------------------------------
    Total Electric Sales                                11,593,563   12,030,046     14,993,685    14,395,268     13,013,303
============================================================================================================================

Operating Revenues (000)
  Residential                                             $307,023     $290,091      $ 283,673     $ 276,720       $253,352
  Commercial                                               175,247      168,159        164,345       157,744        148,039
  Industrial                                               160,355      160,862        161,584       162,790        160,963
  Mining                                                    27,929       28,168         41,994        48,484         49,399
  Public Authorities                                        18,089       18,769         18,521        18,908         18,147
----------------------------------------------------------------------------------------------------------------------------
    Total - Electric Retail Sales                          688,643      666,049        670,117       664,646        629,900
  Electric Wholesale Sales                                 151,030      157,108        921,280       359,814        171,219
  Other Revenues                                             9,018        8,618          8,508         3,908          2,964
----------------------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                              $848,691     $831,775     $1,599,905    $1,028,368       $804,083
============================================================================================================================

Customers (End of Period)
  Residential                                              334,131      326,847        318,976       311,673        303,653
  Commercial                                                32,369       31,767         31,194        30,467         29,714
  Industrial                                                   676          695            705           711            705
  Mining                                                         2            2              2             2              4
  Public Authorities                                            61           61             61            61             61
----------------------------------------------------------------------------------------------------------------------------
    Total Retail Customers                                 367,239      359,372        350,938       342,914        334,137
============================================================================================================================

Average Retail Revenue per kWh Sold (cents)
  Residential                                                  9.1          9.1            9.1           9.1            9.3
  Commercial                                                  10.4         10.5           10.5          10.5           10.7
  Industrial and Mining                                        6.4          6.4            6.1           6.2            6.1
    Average Retail Revenue per kWh Sold                        8.4          8.3            8.1           8.1            8.1

Average Revenue per Residential Customer                      $928         $886           $899          $899           $845
Average kWh Sales per Residential Customer                  10,191        9,737          9,897         9,834          9,132

ENVIRONMENTAL MATTERS

         TEP is subject to environmental regulation of air and water quality, resource extraction, waste disposal and land use by federal, state and local authorities. TEP believes that all existing generating facilities are in compliance with all existing regulations and will be in compliance with expected environmental regulations, except as described below.

         The 1990 Federal Clean Air Act Amendments (CAAA) require reductions of sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions in two phases. TEP is subject only to Phase II of the SO2 and NOx emission reductions, which became effective January 1, 2000. All of TEP's generating facilities (except 142 MW of its internal combustion turbines) are affected.

         In 1993, TEP's generating units affected by Phase II were allocated SO2 Emission Allowances based on past operational history. Each allowance gives the owner the right to emit one ton of SO2. Beginning in 2000, generating units subject to Phase II must hold Emission Allowances equal to the level of emissions in the compliance year or pay penalties and offset excess emissions in future years. TEP had sufficient Emission Allowances to comply with the Phase II SO2 regulations for compliance year 2003. We expect to continue to have adequate Emission Allowances until Springerville Unit 3 goes into service. At that point, due to reduced usage of Emission Allowances at Springerville Unit 1 and Unit 2, TEP expects to have excess Emission Allowances. Potential changes to the regulation of SO2 emissions may impact these expectations in future years.

         Title V of the CAAA requires that all of TEP's generating facilities obtain more complex air quality permits. All TEP facilities (including those jointly owned and operated by others) have obtained these permits. In 1999, TEP received Title V permits for the Springerville and Sundt generating stations. These permits are valid for five years, and, as a result, TEP has submitted a permit renewal application. TEP must pay an annual emission-based fee for each generating facility subject to a Title V permit. These emission-based fees are included in the CAAA compliance expenses discussed below. The CAAA also requires multi-year studies of visibility impairment in specified areas and studies of hazardous air pollutants. The results of these studies will impact the development of future regulation of electric utility generating units. Since these activities involve the gathering of information not currently available, TEP cannot predict the outcome of these studies.

         Arizona and New Mexico have adopted regulations restricting the emissions from existing and future coal, oil and gas-fired plants. These regulations are in some instances more stringent than those adopted by the Environmental Protection Agency (EPA). The principal generating units of TEP are located relatively close to national parks, monuments, wilderness areas and Indian reservations. Since these areas have relatively high air quality, TEP could be subject to control standards that relate to the "prevention of significant deterioration" of visibility and tall stack limitation rules. In addition, the ACC mandated under the Environmental Portfolio Standard (EPS) that TEP derive a percentage of its total retail energy sold from new solar resources or environmentally-friendly renewable electricity technologies. The percentage changes each year, increasing to a maximum of 1.1 percent in 2007. In 2003, the percentage was 0.6 percent of which at least 50 percent must be derived from solar electric generation.

         The EPA has issued a determination that coal and oil-fired electric utility steam generating units must control their mercury emissions. Final regulations are expected to be issued in December 2004.

         TEP capitalized $11 million in 2003 and $8 million in 2002 and 2001 in construction costs to comply with environmental requirements and expects to capitalize $6 million in 2004 and 2005. In addition, TEP recorded expenses of $8 million in 2003 and $6 million in 2002 and 2001 related to environmental compliance, including the cost of lime used to scrub the stacks. TEP expects environmental expenses to be $7 million in 2004 and 2005. TEP may incur additional costs to comply with recent and future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities. Compliance with these changes may result in a reduction in operating efficiency.

         In order to meet Title V permit requirements in connection with the construction of Springerville Unit 3, the Unit 3 project will pay for approximately $90 million of capital expenditures related to pollution control equipment upgrades on Springerville Unit 1 and Unit 2.

           See Note 15. Commitments and Contingencies, TEP Contingencies, Springerville Generating Station Complaint.

UNISOURCE ENERGY SERVICES

         On August 11, 2003, UniSource Energy completed the purchase of the Arizona gas and electric system assets from Citizens for a total of $223 million, comprised of the base purchase price plus other operating capital adjustments and transaction costs. UES was formed to hold the common stock of UNS Electric and UNS Gas, which operate these electric and gas system assets, respectively.

UNS ELECTRIC

         Service Territory and Customers

         UNS Electric is an electric transmission and distribution company serving approximately 81,000 retail customers in Mohave and Santa Cruz counties. These counties had a population of approximately 212,000 in 2003.

         UNS Electric's customer base is primarily residential, with some small commercial and both light and heavy industrial customers. Peak demand for 2003 was 365 MW.

         Power Supply and Transmission

         UNS Electric has a full requirements power supply agreement with Pinnacle West Capital Corporation (PWCC). The agreement expires May 31, 2008. The agreement obligates PWCC to supply all of UNS Electric's power requirements at a fixed price. Payments under the contract are usage based, with no fixed customer or demand charges. UNS Electric imports the power it purchases from PWCC into its Mohave County and Santa Cruz County service territories over the Western Area Power Administration's (WAPA) transmission lines. UNS Electric's transmission capacity agreement with WAPA expires in February 2008. Under the terms of the agreement, UNS Electric's aggregate minimum fixed transmission charges are expected to be $5 million in 2004. UNS Electric also has a long-term electric transmission capacity agreement with WAPA that expires in 2011. Under the terms of this contract, the aggregate minimum transmission payments are $1 million per year.

         UNS Electric owns and operates the Valencia Power Plant (Valencia), located in Nogales, Arizona. The Valencia plant consists of three gas and diesel-fueled combustion turbine units and provides approximately 48 MW of peaking resources. The facility is directly interconnected with the distribution system serving the city of Nogales and the surrounding areas. Under the PWCC agreement, Valencia will be dispatched by PWCC when needed for local reliability or when it is economic relative to other PWCC resources.

         Rates and Regulation

         UNS Electric is regulated by the ACC with respect to retail electric rates, the issuance of securities, and transactions with affiliated parties, and by the FERC with respect to wholesale power contracts and interstate transmission service. UNS Electric's retail electric rates include a purchase power and fuel adjustment clause (PPFAC), which allows for adjustment to the base rate for delivered purchase power through a separate surcharge or credit.

The ACC order and settlement agreement include the following terms related to UNS Electric rates:

o A 22% increase in retail rates effective August 11, 2003 from the rates previously in effect for Citizens. This reflects the implementation of a PPFAC surcharge of $0.01825 per kWh, which combined with the current base rate of $0.05194 per kWh, results in a new delivered purchase power price of $0.07019 per kWh, to fully recover the cost of the current contract with PWCC, WAPA transmission charges and the cost of running the Valencia turbines.

o UniSource Energy must attempt to renegotiate the PWCC purchase power contract, and any savings that result from a renegotiated contract must be allocated in a ratio of 90% to ratepayers and 10% to shareholders. Discussions are underway relating to restructuring options, however at March 10, 2004, no agreement had been reached.

         The ACC order also requires that TEP submit in its next general rate case filing in June 2004, a feasibility study and consolidation plan, or a plan for coordination of operations of UNS Electric's operations in Santa Cruz County with those of TEP.

         Under the terms of the ACC order, UNS Electric may not file a general rate increase until August 2006 and any resulting rate increase may not become effective until August 1, 2007. The settlement agreement also limits dividends payable by UNS Electric to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. The ratio of common equity to total capitalization for UNS Electric at December 31, 2003 was 38%.

UNS GAS

         Service Territory and Customers

         UNS Gas is a gas distribution company serving approximately 128,000 retail customers in Mohave, Yavapai, Coconino, and Navajo Counties in northern Arizona, as well as Santa Cruz County in southeast Arizona. These counties comprise approximately 50% of the territory of the state of Arizona, with a population of approximately 702,000 in 2003.

         UNS Gas' customer base is primarily residential. Total revenues derived from residential customers were approximately 55% in the five months of operation in 2003, while sales to other retail customer classes accounted for approximately 29% of total revenues. Approximately 16% of total revenues in 2003 were derived from gas transportation services and a Negotiated Sales Program (NSP). UNS Gas is supplying natural gas transportation service to the 600 MW Griffith Power Plant located near Kingman, Arizona, under a 20-year contract which expires in 2021. UNS Gas also supplies natural gas to some of its large transportation customers, through an NSP approved by the ACC. One half of the margin earned on these NSP sales is retained by UNS Gas, while the other half benefits retail customers through a credit to the purchased gas adjustor
(PGA) mechanism which reduces the gas commodity price.

         Gas Supply and Transmission

         UNS Gas has a natural gas supply and management agreement with BP Energy Company (BP). Under the contract, BP manages UNS Gas' existing supply and transportation contracts and its incremental requirements. The initial term of the agreement extends through August 31, 2005. The term of the agreement is automatically extended one year on an annual basis unless either party provides 180 days notice of its intent to terminate. The market price for gas supplied by BP will vary based upon the period during which the commodity is delivered. UNS Gas hedges its gas supply prices by entering into fixed price forward contracts at various times during the year to provide more stable prices to its customers. These purchases are made up to three years in advance with the goal of hedging at least 45% and not more than 80% of the expected monthly gas consumption with fixed prices prior to entering into the month. UNS Gas hedged approximately 70% of its expected monthly consumption for the 2003/2004 winter season (November through March). Currently, UNS Gas has approximately 15% of its expected gas consumption hedged for November and December of 2004, and 10% hedged for the period January through March of 2005.

         Most of the gas distributed by UNS Gas in Arizona is procured from the San Juan Basin in the Four Corners region and delivered on the El Paso and Transwestern interstate pipeline systems. UNS Gas has firm transportation agreements with El Paso Natural Gas (EPNG) and Transwestern Pipeline Company (Transwestern) with combined capacity sufficient to meet its load requirements. EPNG provides gas transmission service under a full requirements contract under which UNS Gas pays a fixed reservation charge. This contract expires in August 2011.

         In July 2003, FERC required the conversion of UNS Gas' full requirements status under the EPNG agreement to contract demand starting on September 1, 2003. Upon conversion to contract demand status, UNS Gas will have specific volume limits in each month and specific receipt point rights from the available supply basins (San Juan and Permian). These changes will reduce the amount of less expensive San Juan gas available to UNS Gas. The impact, however, is not expected to be material. The annual cost of the EPNG capacity after conversion to contract demand will not change. These costs will be the same through 2005 (pending a 2006 EPNG rate case) as under UNS Gas' existing full requirements contract. The average daily capacity rights of UNS Gas upon conversion to contract demand will be approximately 870,000 therms per day, with an average of 1,200,000 therms per day in the winter season (November through March). UNS Gas has capacity rights of 250,000 therms per day on the San Juan Lateral and Mainline of the Transwestern pipeline. The Transwestern pipeline principally delivers gas to the portion of UNS Gas' distribution system serving customers in Flagstaff and Kingman, Arizona, and also delivers gas to UNS Gas' facilities serving the Griffith Power Plant in Mohave County. This contract expires in January 2007. The aggregate annual minimum transportation charges are expected to be approximately $4 million and $3 million for the EPNG and Transwestern contracts, respectively.

         Rates and Regulation

         UNS Gas is regulated by the ACC with respect to retail gas rates, the issuance of securities, and transactions with affiliated parties. UNS Gas' retail gas rates include a monthly customer charge, a base rate charge for delivery services and the cost of gas (expressed in cents per therm), and a PGA mechanism.

         The PGA mechanism is intended to address the volatility of natural gas prices and allows UNS Gas to recover its costs through a price adjustor. The PGA charge may be changed monthly based on an ACC approved mechanism that compares the twelve-month rolling average gas cost to the base cost of gas, subject to limitations on how much the price per therm may change in a twelve month period. The difference between the actual cost of UNS Gas' gas supplies and transportation contracts and that currently allowed by the ACC are deferred and recovered or refunded through the PGA mechanism. When under or over recovery reaches approximately $4 million, UNS Gas may request a PGA surcharge or surcredit with the goal of collecting or refunding the amount deferred from or to customers over a twelve month period.

         The ACC order and settlement agreement include the following terms related to UNS Gas rates:

o An increase in retail delivery base rates, effective August 11, 2003, equivalent to a 20.9% increase over 2001 test year retail revenues.

o Fair value rate base of $142 million and allowed rate of return of 7.49%, based on a cost of capital of 9.05%, derived from a cost of equity of 11.00% and a cost of debt of 7.75% (based on a capital structure of 60% debt and 40% equity).

o Change in rate design to include an increase in the monthly residential customer charge from $5 to $7 and an increase in the base cost of gas to $0.400 per therm from $0.250 in northern Arizona and $0.3884 in Santa Cruz County.

o The existing PGA rate change limit of $0.10 per therm over a twelve-month period is increased to $0.15 through July 2004 and thereafter will revert to $0.10.

         Under the terms of the ACC order, UNS Gas may not file a general rate increase until August 2006 and any resulting rate increase may not become effective until August 1, 2007. The settlement agreement also limits dividends payable by UNS Gas to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. The ratio of common equity to total capitalization for UNS Gas at December 31, 2003 was 35%.

         The PGA bank balance acquired by UNS Gas on August 11, 2003 was approximately $7 million. On September 9, 2003, the ACC approved a new PGA surcharge of $0.1155 per therm that took effect October 1, 2003. At December 31, 2003, the PGA bank balance was $3 million.

MILLENNIUM ENERGY HOLDINGS

         Through affiliates, Millennium holds investments in unregulated energy and emerging technology companies. At December 31, 2003, Millennium's assets represented 5% of UniSource Energy's total assets. The acquisition agreement discussed in Overview of Consolidated Businesses - Agreement and Plan of

Merger, above, limits the amount UniSource Energy may invest in Millennium. Consequently, Millennium's ability to provide future funding for the operations of emerging companies could be affected.

         Technology Investments

         Global Solar Energy, Inc. (Global Solar) develops and manufactures light weight thin-film photovoltaic cells and panels. Global Solar's target markets have included military, space and commercial applications. In 2003, Millennium increased its ownership in Global Solar to 99% from 87%.

         Infinite Power Solutions, Inc. (IPS) develops thin-film lithium ion batteries. In 2003, Millennium's ownership in IPS was reduced to 72% from 77%.

         MicroSat Systems, Inc. (MicroSat) develops small-scale satellites under U.S. government contracts. In 2003, Millennium reduced its ownership in MicroSat to 35% from 49%.

         As technology developers, these entities face many challenges, such as developing technologies that can be manufactured on an economic scale, technological obsolescence, competitors and possible reductions in government spending to advance technological research and development activities. See Item
7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Millennium Energy Holdings, Inc., Results of Operations, below, for more information regarding these entities, including research and development activities.

         Other Millennium Investments

         Millennium also has the following investments:

         Southwest Energy Solutions, Inc. (SES), a wholly-owned Millennium subsidiary, provides electrical contracting services in Arizona to commercial, industrial and governmental customers in both high voltage and inside wiring capacities and meter reading services to TEP. We have determined SES performs only business to our utility operations and are moving it under TEP.

         Millennium Environmental Group, Inc. (MEG), a wholly-owned Millennium subsidiary, established in September 2001, manages and trades emission allowances, coal and other environmental related products including derivative instruments.

         Nations Energy Corporation (Nations Energy), a wholly-owned subsidiary of Millennium established in 1995, develops and invests in independent power projects worldwide. In 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherland Antilles. Nations Energy has one remaining investment, a 40% equity interest in an independent power producer that owns and operates a 43 MW power plant near Panama City, Panama. Nations Energy intends to sell its interest in this project, which had a book value of less than $1 million at December 31, 2003. Millennium does not intend to make any additional investments in Nations Energy.

         Haddington Energy Partners II, LP (Haddington) is a limited partnership that funds energy-related investments. A member of the UniSource Energy Board of Directors has an investment in Haddington and is a managing director of the general partner of the limited partnership. Millennium committed $15 million in capital, excluding fees, to Haddington in exchange for approximately 31% of Haddington. At December 31, 2003 Millennium had funded $9 million of this commitment, of which $2 million was funded in 2003. Millennium expects the balance to be funded in the next three years.

         Valley Ventures III, LP (Valley Ventures) is a venture capital fund that focuses on investments in information technology, microelectronics and biotechnology, primarily within the southwestern U.S. A different member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. Millennium committed $6 million, including fees, to the fund and owns approximately 15% of the fund. Millennium had funded approximately $1 million of this commitment through December 31, 2003 and expects the balance to be funded by the end of 2007.

         Carboelectrica Sabinas, S. de R.L. de C.V. (Sabinas) is a Mexican limited liability company created to develop up to 800 MW of coal-fired generation in the Sabinas region of Coahuila, Mexico. Sabinas also owns 19.5% of Minerales de Monclova, S.A. de C.V. (Mimosa). Mimosa is an owner of coal and associated gas reserves and a supplier of metallurgical coal to the Mexican steel industry and thermal coal to the major electric utility in Mexico. Millennium owns 50% of Sabinas. Altos Hornos de Mexico, S.A. de C.V. (AHMSA) and affiliates also own 50%. Also, UniSource Energy's Chairman, President and Chief Executive Officer is a member of the Board of Directors of AMHSA. Since 1999, both AHMSA and Mimosa are parties to a suspension of payments procedure, under applicable Mexican law, which is the equivalent of a U.S. Chapter 11 proceeding. Under certain circumstances, Millennium has the right to sell (a put option) its interest in Sabinas to an AHMSA affiliate for $20 million plus an accrued service fee. These circumstances include failure of Sabinas to reach financial closing on the generation project within a specified time. Millennium's put option is secured by collateral valued in excess of $20 million. In 2003 Millennium received $1 million of returned capital from the investment. At December 31, 2003, the book value of the investment in Sabinas was approximately $19 million.

         We describe the results of Millennium's unregulated energy businesses and other investments in Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Millennium Energy Holdings, Inc., Results of Operations.


UNISOURCE ENERGY DEVELOPMENT COMPANY

         On October 21, 2003, UED, TEP, Tri-State and SRP entered into an Amended and Restated Joint Development Agreement (Agreement), which provides for the development of two 400 MW coal-fired units at TEP's existing Springerville Generating Station by parties other than TEP. Based on the Agreement, TEP transferred the right to construct Unit 3, together with associated rights, to Tri-State.

         Springerville was originally designed for four units. Springerville Unit 3, and if constructed Unit 4, will each consist of a 400 MW coal-fired, base-load generating facility at the same site as Springerville Units 1 and 2. When Unit 3 (and possibly Unit 4) is built, TEP would spread the fixed costs of the existing common facilities over the additional generating unit (or units).

         On October 21, 2003, Tri-State completed financing of Unit 3 and immediately began construction. UED received reimbursement of its development costs totaling $29 million, and an $11 million development fee. On October 24, 2003, part of the proceeds were used to repay UniSource Energy's $35 million short-term bridge loan obtained to help fund the Citizens Acquisition.

         Once built, Tri-State will lease 100% of Unit 3 from a financial owner and take 300 MW of the 400 MW capacity. TEP will operate Unit 3 and will purchase up to 100 MW of Tri-State system capacity for no more than five years from the time the plant begins commercial operation. UED expects commercial operation of Unit 3 to occur in December 2006. SRP will purchase 100 MW of capacity from Unit 3 under a 30 year power purchase agreement and will have the right to construct and own Unit 4 at a later date. If SRP decides to construct Unit 4, TEP may be required, along with Tri-State, to exercise best efforts to find a replacement purchaser for SRP to purchase 100 MW of capacity from Unit 3. If TEP and Tri-State are unable to find such a replacement purchaser, TEP would then purchase 100 MW of output from Unit 4, beginning with the commercial operation of Unit 4.

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

EMPLOYEES (As of December 31, 2003)

         TEP had 1,155 employees, of which approximately 58% are represented by the International Brotherhood of Electrical Workers (IBEW) Local No. 1116. A three-year collective bargaining agreement between the IBEW and TEP was ratified in December 2002 and extends through 2005. Wages for bargaining unit employees increased 3% effective January 5, 2004. Wage increases for 2005 and 2006 will be determined annually during July and August of each preceding year.

         UNS Gas had 187 employees, of which 5 employees in Santa Cruz County are represented by IBEW Local No. 387. The existing agreement with the IBEW Local No. 387 expires in February 2005.

         UNS Electric had 152 employees, of which 34 employees in Santa Cruz County are represented by the IBEW Local No. 387 and 53 employees in Mohave County are represented by the IBEW Local No. 769. The existing agreement with the IBEW Local No. 387 expires in February 2005 and the agreement with IBEW Local No. 769 expires in June 2004.

         Millennium and its wholly-owned subsidiaries, which include SES and MEG, had 208 employees. SES had 200 employees, of which approximately 92% are represented by unions. Of the employees represented by unions, 59% are represented by IBEW Local No. 1116, 34% by IBEW Local 769 and 7% by IBEW Local No. 570. The existing agreements expire as follows: IBEW Local No. 1116, October 2006; IBEW Local No. 769, March 2004 and April 2006; and IBEW Local No. 570, May 2006.

SEC REPORTS AVAILABLE ON UNISOURCE ENERGY'S WEBSITE

         UniSource Energy and TEP make available their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after they electronically file them with, or furnish them to, the SEC. These reports are available free of charge through UniSource Energy's website address: http://www.unisourceenergy.com. A link from UniSource Energy's website to these SEC reports is accessible as follows: At the UniSource Energy main page, select Investor Relations from the menu shown at the top of the page; next select SEC filings from the menu shown on the Investor Relations page.

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

ITEM 2. -- PROPERTIES
-------------------------------------------------------------------------------

TEP PROPERTIES

         TEP's transmission facilities, located in Arizona and New Mexico, transmit electricity from TEP's remote electric generating stations at Four Corners, Navajo, San Juan and Springerville to the Tucson area for use by TEP's retail customers (see Item 1. - Business - Generating and Other Resources). The transmission system is interconnected at various points in Arizona and New Mexico with a number of regional utilities. TEP has arrangements with approximately 120 companies to interchange generation capacity and transmission of energy.

         As of December 31, 2003, TEP owned, or participated in, an overhead electric transmission and distribution system consisting of:

o        512 circuit-miles of 500-kV lines;
o        1,122 circuit-miles of 345-kV lines;
o        371 circuit-miles of 138-kV lines;
o        434 circuit-miles of 46-kV lines; and
o        12,511 circuit-miles of lower voltage primary lines.

         The underground electric distribution system is comprised of 7,843 cable-miles. TEP owns approximately 77% of the poles on which the lower voltage lines are located. Electric substation capacity consisted of 197 substations with a total installed transformer capacity of 6,011,272 kilovolt amperes.

         The electric generating stations (except as noted below), operating headquarters, warehouse and service center are located on land owned by TEP. The electric distribution and transmission facilities owned by TEP are located:

o        on property owned by TEP;
o under or over streets, alleys, highways and other public places, the public domain and national forests and state lands under franchises, easements or other rights which are generally subject to termination;
o under or over private property as a result of easements obtained primarily from the record holder of title; or
o over American Indian reservations under grant of easement by the Secretary of Interior or lease by American Indian tribes.

         It is possible that some of the easements, and the property over which the easements were granted, may have title defects or may be subject to mortgages or liens existing at the time the easements were acquired.

         Springerville is located on land parcels held by TEP under a long-term surface ownership agreement with the State of Arizona.

         Four Corners and Navajo are located on properties held under easements from the United States and under leases from the Navajo Nation. TEP, individually and in conjunction with Public Service Company of New Mexico (PNM) in connection with San Juan, has acquired easements and leases for transmission lines and a water diversion facility located on land owned by the Navajo Nation. TEP has also acquired easements for transmission facilities, related to San Juan, Four Corners, and Navajo, across the Zuni, Navajo and Tohono O'odham Indian Reservations.

         TEP's rights under these various easements and leases may be subject to defects such as:

o possible conflicting grants or encumbrances due to the absence of or inadequacies in the recording laws or record systems of the Bureau of Indian Affairs and the American Indian tribes;
o possible inability of TEP to legally enforce its rights against adverse claimants and the American Indian tribes without Congressional consent; or
o failure or inability of the American Indian tribes to protect TEP's interests in the easements and leases from disruption by the U.S. Congress, Secretary of the Interior, or other adverse claimants.

         These possible defects have not interfered and are not expected to materially interfere with TEP's interest in and operation of its facilities.

         TEP, under separate sale and leaseback arrangements, leases the following generation facilities (which do not include land):

o        coal handling facilities at Springerville;
o        a 50% undivided interest in the Springerville Common Facilities;
o Springerville Unit 1 and the remaining 50% undivided interest in Springerville Common Facilities; and
o        Sundt Unit 4 and related common facilities.

         See Note 10 of Notes to Consolidated Financial Statements, and Item 7.
- Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Liquidity and Capital Resources, Contractual Obligations, for additional information on TEP's capital lease obligations.

         Substantially all of the utility assets owned by TEP are subject to the lien of the General First Mortgage and the General Second Mortgage. Springerville Unit 2, which is owned by San Carlos, is not subject to those liens.

UES PROPERTIES

         UNS Electric

         As of December 31, 2003, UNS Electric's transmission and distribution system consisted of approximately 56 circuit-miles of 115-kV transmission lines, 234 circuit-miles of 69-kV transmission lines, and 3,116 circuit-miles of underground and overhead distribution lines. UNS Electric also owns 39 substations having a total installed capacity of 1,161,300 kilovolt amperes and the 48 MW Valencia plant described above.

         UNS Gas

         As of December 31, 2003, UNS Gas' transmission and distribution system consisted of approximately 168 miles of steel transmission mains, 2,459 miles of steel and plastic distribution mains, and 128,108 customer service lines.


ITEM 3. -- LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Operations, for litigation related to ACC orders and retail competition.

We discuss other legal proceedings in Note 15 of Notes to Consolidated Financial Statements.

         California Attorney General's Unfair Competition Lawsuits

         Beginning in April 2002, the California Attorney General filed eleven virtually identical actions against TEP and other wholesale electricity suppliers or marketers in San Francisco Superior Court. The complaints seek to impose civil penalties on defendants under California's unfair competition law based upon allegations that defendants violated the Federal Power Act by failing to properly file their rates with FERC and by charging "unjust and unreasonable" rates.

         Defendants removed the cases to the United States District Court for the Northern District of California, which dismissed the California Attorney General's complaints finding them barred by federal preemption and the filed rate doctrine. The California Attorney General appealed the District Court's dismissal of the complaints. A decision from the Ninth Circuit is expected in the second or third quarter of 2004.

         TEP believes these claims are without merit and intends to vigorously contest them.

         Cross-Complaints in Wholesale Electricity Antitrust Cases I and II

         In late 2000, various California municipalities and citizens filed suits against Duke Energy Trading and Marketing, L.L.C., Reliant Energy Services, Inc. and other large suppliers of wholesale electricity alleging that Duke, Reliant, and the other large suppliers violated antitrust laws by colluding to effect the price of electricity in the California wholesale electricity market. These actions were subsequently consolidated in San Diego Superior Court in March 2002 as Wholesale Electricity Antitrust Cases I and II.

         Duke and Reliant responded by filing cross-complaints against TEP and numerous other wholesale electricity market participants in April 2002. The cross complaints allege that cross-defendants sold power in significant amounts at prices the antitrust plaintiffs allege were excessive, and as participants in power sales, cross-defendants are equally liable for plaintiffs alleged damages. The entire action was removed to the United States District Court for the Southern District of California in May 2002. The antitrust plaintiffs responded to the removal by filing a motion for remand, and on December 13, 2002, the District Court remanded the case back to state court.

         Duke and Reliant promptly appealed the District Court's remand order and requested that the order be stayed pending resolution of their appeal. A ruling on the remand order from the Ninth Circuit is expected in the second or third quarter of 2004.

         TEP believes these claims are without merit and intends to vigorously contest them.


ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5. -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         Stock Trading

         UniSource Energy's Common Stock is traded under the ticker symbol UNS. It is listed on the New York Stock Exchange and the Pacific Exchange. On March 10, 2004, the closing price was $24.20, with 13,010 shareholders of record. If UniSource Energy is acquired by Saguaro Utility, UniSource Energy will no longer be a publicly held company, and thus its common stock will no longer be traded on any such exchange.

         Dividends

         The acquisition agreement allows UniSource Energy to continue to pay regular quarterly cash dividends until the closing of the acquisition, subject to limitations upon our ability to increase the amount of such dividends. UniSource Energy's Board of Directors currently expects to continue to pay regular quarterly cash dividends on our common stock until the closing of the acquisition, subject, however, to the directors' evaluation of our financial condition, earnings, cash flows and dividend policy.

         TEP pays dividends on its common stock after its Board of Directors declares them. UniSource Energy is the primary shareholder of TEP's common stock. UniSource Energy relies on dividends from its subsidiaries, primarily TEP, to declare and pay dividends to its shareholders. See Note 12 to Notes to Consolidated Financial Statements for a discussion of limitations on UniSource Energy's subsidiaries ability to pay dividends to UniSource Energy. Also see
Item 1. - Business, Agreement and Plan of Merger, for a discussion on the possible elimination of restrictions on TEP's ability to pay dividends to UniSource Energy.


See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Dividends on Common Stock.

         Common Stock Dividends and Price Ranges

         -------------- ---------------------------------------- -- -----------------------------------------
                                         2003                                         2002
           Quarter:         Market Price per        Dividends           Market Price per         Dividends
                         Share of Common Stock (1)  Declared        Share of Common Stock (1)    Declared
         -------------- ------------ ------------ -------------- -- ------------ ------------ ---------------
                             High          Low                           High          Low
         First              $18.10       $16.00       $ 0.150           $20.60       $16.74       $ 0.125
         Second              19.27        17.05         0.150            20.75        17.91         0.125
         Third               19.80        17.65         0.150            18.89        14.05         0.125
         Fourth              24.90        19.01         0.150            17.90        13.69         0.125
         -------------- ------------ ------------ -------------- -- ------------ ------------ ---------------
         -------------- ------------ ------------ -------------- -- ------------ ------------ ---------------
             Total                                    $ 0.600                                     $ 0.500
         ============== ============ ============ ============== == ============ ============ ===============

(1) UniSource Energy's Common Stock composite price on the New York Stock Exchange.


         On February 6, 2004, UniSource Energy declared a cash dividend of $0.16 per share on its Common Stock. The dividend was paid March 10, 2004 to shareholders of record at the close of business February 17, 2004.

         TEP declared and paid cash dividends of $80 million in 2003, $35 million in 2002 and $50 million in 2001.

ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA
-------------------------------------------------------------------------------

UniSource Energy                                              2003          2002          2001           2000          1999
                                                                                - In Thousands -
Summary of Operations                                                        (except per share data)
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (1)                                    $969,895      $836,904    $1,608,248     $1,033,669      $814,828
Gain on Sale of NewEnergy                                        -             -             -              -       $34,651
Loss Before Income Taxes of Millennium Energy
   Businesses (2)                                         $(26,350)     $(30,702)     $(14,455)      $(12,059)     $(11,276)
Income Before Extraordinary Item and Accounting
    Change (1)                                             $45,146       $33,275       $60,875        $41,891       $56,510
Net Income (1) (3)                                        $112,617       $33,275       $61,345        $41,891       $79,107
Basic Earnings per Share:
    Before Extraordinary Item & Accounting Change            $1.34         $0.99         $1.83          $1.29         $1.75
    Net Income                                               $3.33         $0.99         $1.84          $1.29         $2.45
Diluted Earnings per Share:
    Before Extraordinary Item & Accounting Change            $1.31         $0.97         $1.79          $1.27         $1.74
    Net Income                                               $3.28         $0.97         $1.80          $1.27         $2.43
Shares of Common Stock Outstanding
     Average                                                33,828        33,665        33,398         32,445        32,321
    End of Year                                             33,788        33,579        33,502         33,219        32,349

Year-end Book Value per Share                             $  15.97        $13.14        $12.75         $11.26        $10.02
Cash Dividends Declared per Share                            $0.60         $0.50         $0.40          $0.24         $0.08
-----------------------------------------------------------------------------------------------------------------------------

Financial Position
-----------------------------------------------------------------------------------------------------------------------------
Total Utility Plant - Net                               $2,069,215    $1,835,904    $1,832,164     $1,848,975    $1,860,733
Investments in Lease Debt and Equity                      $178,789      $191,867       $71,459        $71,639       $44,550
Other Investments and Other Property                      $109,570      $123,238      $111,289        $50,172       $69,933
Total Assets                                            $3,092,129    $2,858,288    $2,901,210     $2,814,069    $2,787,132

Long-Term Debt (4)                                      $1,286,320    $1,128,963      $802,804     $1,132,395    $1,135,820
Non-Current Capital Lease Obligations                      762,968       801,611       853,793        857,829       880,427
Common Stock Equity                                        539,655       441,147       427,293        374,137       324,248
-----------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                    $2,588,943    $2,371,721    $2,083,890     $2,364,361    $2,340,495
-----------------------------------------------------------------------------------------------------------------------------

Selected Cash Flow Data
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From Operating Activities                  $259,642      $172,963      $215,379       $215,034      $113,228

Capital Expenditures                                    $(137,282)    $(112,706)    $(121,735)     $(105,996)     $(92,808)
Other Investing Cash Flows                               (213,450)     (158,184)         4,888        (7,554)         (242)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From Investing Activities                $(350,732)    $(270,890)    $(116,847)     $(113,550)     $(93,050)
-----------------------------------------------------------------------------------------------------------------------------

Net Cash Flows From Financing Activities                 $101,428      $(39,299)     $(33,382)      $(83,768)     $(20,057)
-----------------------------------------------------------------------------------------------------------------------------

(1) In 2003, Operating Revenues, Income Before Extraordinary Item and Accounting Change and Net Income include results from UES for the period from August 11, 2003 to December 31, 2003.
(2) Loss Before Income Taxes of Millennium Energy Businesses for 1999 excludes the Gain on Sale of NewEnergy.
(3) Net Income includes an after-tax gain of $67 million for the Cumulative Effect of Accounting Change from the adoption of FAS 143 in 2003, $0.5 million for the Cumulative Effect of Accounting Change from the Adoption of FAS 133 in 2001 and an Extraordinary Gain of $23 million for the discontinued application of FAS 71 to generation operations in 1999.
(4) TEP's tax-exempt variable rate bonds in the amount of $329 million are backed by LOCs under TEP's Credit Agreement. TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds. In November 2002, TEP entered into two new LOCs for $341 million to replace the LOCs provided under its then existing credit agreement that would have expired on December 30, 2002. These new LOCs expire in 2006. Accordingly, these IDBs were classified as short-term debt at December 31, 2001 and classified as long-term debt at December 31, 2002.

See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------------

TEP                                                            2003          2002           2001          2000          1999
                                                      ------------------------------------------------------------------------
                                                                             - Thousands of Dollars -
Summary of Operations
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                         $848,691      $831,775     $1,599,905    $1,028,368      $804,083
Income Before Extraordinary Item and Accounting
   Change                                                   $60,118       $53,737        $74,814       $51,169       $50,878
Net Income (1)                                             $127,589       $53,737        $75,284       $51,169       $73,475
------------------------------------------------------------------------------------------------------------------------------

Financial Position
------------------------------------------------------------------------------------------------------------------------------
Total Utility Plant - Net                                $1,832,156    $1,835,904     $1,832,164    $1,848,975    $1,860,733
Investments in Lease Debt and Equity                       $178,789      $191,867        $84,459       $69,474       $44,550
Other Investments and Other Property                        $41,285       $21,358        $21,416       $22,860       $23,288
Total Assets                                             $2,736,457    $2,781,144     $2,799,828    $2,743,620    $2,731,385

Long-Term Debt (2)                                       $1,126,320    $1,128,410       $801,924    $1,132,395    $1,135,820
Non-Current Capital Lease Obligations                       762,323       801,508        853,447       857,519       880,111
Common Stock Equity                                         389,237       338,339        323,242       296,250       270,134
------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                     $2,277,880    $2,268,257     $1,978,613    $2,286,164    $2,286,065
------------------------------------------------------------------------------------------------------------------------------

Selected Cash Flow Data
------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From Operating Activities                   $257,788      $203,517      $261,169       $234,190      $139,957

Capital Expenditures                                     $(121,854)    $(103,307)     $(103,913)     $(98,063)     $(90,940)
Other Investing Cash Flows                                   11,408     (151,035)        (8,861)        (23,273)     (24,480)
------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From Investing Activities                 $(110,446)    $(254,342)     $(112,774)    $(121,336)     $(115,420)
------------------------------------------------------------------------------------------------------------------------------

Net Cash Flows From Financing Activities                 $(137,858)     $(53,077)      $(77,427)      $(112,544)    $(54,371)
------------------------------------------------------------------------------------------------------------------------------

Ratio of Earnings to Fixed Charges                             1.49          1.58           1.82          1.47          1.45
------------------------------------------------------------------------------------------------------------------------------

   (1) Net Income includes an after-tax gain of $67 million for the Cumulative Effect of Accounting Change from the Adoption of FAS 143 in 2003, $0.5 million for the Cumulative Effect of Account Change from the Adoption of FAS 133 in 2001 and an Extraordinary Gain of $23 million for the discontinued application of FAS 71 to generation operations in 1999.

   (2) TEP's tax-exempt variable rate bonds in the amount of $329 million are backed by LOCs under TEP's Credit Agreement. TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds. In November 2002, TEP entered into two new LOCs for $341 million to replace the LOCs provided under its then existing credit agreement that would have expired on December 30, 2002. These new LOCs expire in 2006. Accordingly, these IDBs were classified as short-term debt at December 31, 2001 and classified as long-term debt at December 31, 2002.

   Note: Disclosure of earnings per share information for TEP is not presented as the common stock of TEP is not publicly traded.

See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

NON-GAAP MEASURES

    Adjusted EBITDA

           Adjusted EBITDA represents EBITDA excluding the cumulative effect of accounting change which is a non-cash item. EBITDA is earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA is presented here as a measure of liquidity because it can be used as an indication of a company's ability to incur and service debt and is commonly used as an analytical indicator in our industry. Adjusted EBITDA measures presented may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is not a measurement presented in accordance with United States generally accepted accounting principles (GAAP), and we do not intend Adjusted EBITDA to represent cash flows from operations as defined by GAAP. Adjusted EBITDA should not be considered to be an alternative to cash flows from operations or any other items calculated in accordance with GAAP or an indicator of our operating performance.

           UniSource Energy and TEP view Adjusted EBITDA, a non-GAAP financial measure, as a liquidity measure. The most directly comparable GAAP measure to Adjusted EBITDA is Net Cash Flows from Operating Activities.


Adjusted EBITDA and Net Cash Flows from Operating Activities



UniSource Energy                             2003            2002           2001           2000
---------------------------------- --------------- --------------- -------------- --------------
                                                      -Millions of Dollars-

Adjusted EBITDA                              $392            $364           $415           $359

Net Cash Flows from Operating
Activities                                   $260            $173           $215           $215
---------------------------------- --------------- --------------- -------------- --------------


TEP                                          2003            2002           2001           2000
---------------------------------- --------------- --------------- -------------- --------------
                                                      -Millions of Dollars-

Adjusted EBITDA                              $400            $398           $433           $380

Net Cash Flows from Operating
Activities                                   $258            $204           $261           $234
---------------------------------- --------------- --------------- -------------- --------------

Reconciliation of Adjusted EBITDA to Cash Flows from Operations


UniSource Energy                                                                  2003           2002          2001          2000
----------------------------------------------------------------------- --------------- -------------- ------------- -------------
                                                                                          -Millions of Dollars-
Adjusted EBITDA (1)                                                               $392           $364          $415          $359
Amounts from the Income Statements:
     Less: Income Taxes                                                           (11)           (17)          (48)          (15)
     Less: Total Interest Expense                                                (167)          (155)         (159)         (166)
Changes in Assets and Liabilities and Other Non-
  Cash Items                                                                        46           (19)             7            37
----------------------------------------------------------------------- --------------- -------------- ------------- -------------
Net Cash Flows from Operating Activities                                          $260           $173          $215          $215
----------------------------------------------------------------------- --------------- -------------- ------------- -------------


TEP                                                                               2003           2002          2001          2000
----------------------------------------------------------------------- --------------- -------------- ------------- -------------
                                                                                          -Millions of Dollars-

Adjusted EBITDA (1)                                                               $400           $398          $433          $380
Amounts from the Income Statements:
     Less: Income Taxes                                                           (20)           (35)          (56)          (27)
     Less: Total Interest Expense                                                (161)          (154)         (158)         (166)
Changes in Assets and Liabilities and Other Non-
  Cash Items                                                                        39            (5)            42            47
----------------------------------------------------------------------- --------------- -------------- ------------- -------------
Net Cash Flows from Operating Activities                                          $258           $204          $261          $234
----------------------------------------------------------------------- --------------- -------------- ------------- -------------


(1) Adjusted EBITDA was calculated as follows:

        UniSource Energy                                                               2003        2002        2001        2000
       ------------------------------------------------------------------------ -----------------------------------------------
                                                                                            -Millions of Dollars-

       Net Income                                                                     $113         $33         $61         $42
       Amounts from the Income Statements:
            Less: Cumulative Effect of Accounting Change                              (67)           -         (1)           -
            Plus: Income Taxes                                                          11          17          48          15
            Plus: Total Interest Expense                                               167         155         159         166
            Plus: Depreciation and Amortization                                        131         128         120         114
            Plus: Amortization of Transition Recovery Asset                             31          25          22          17
       Plus: Depreciation included in Fuel and Other
                O&M Expense (see Note 20 of Notes to
                Consolidated Financial Statements)                                       6           6           6           5
       ------------------------------------------------------------------------ ----------- ----------- ----------- -----------
       Adjusted EBITDA                                                                $392        $364        $415        $359
       ------------------------------------------------------------------------ ----------- ----------- ----------- -----------


        TEP                                                                          2003         2002          2001        2000
        ----------------------------------------------------------------------- -------------------------------------------------
                                                                                             -Millions of Dollars-
        ----------------------------------------------------------------------- -------------------------------------------------
        Net Income                                                                   $128          $54           $75         $51
        Amounts from the Income Statements:
             Less: Cumulative Effect of Accounting Change                            (67)            -           (1)           -
             Plus: Income Taxes                                                        20           35            56          27
             Plus: Total Interest Expense                                             161          154           158         166
             Plus: Depreciation and Amortization                                      121          124           117         114
             Plus: Amortization of Transition Recovery Asset                           31           25            22          17
        Plus: Depreciation included in Fuel and Other
                 O&M Expense (see Note 20 of Notes to
                 Consolidated Financial Statements)                                     6            6             6           5
        ----------------------------------------------------------------------- ---------- ------------ ------------- -----------
        Adjusted EBITDA                                                              $400         $398          $433        $380
        ----------------------------------------------------------------------- ---------- ------------ ------------- -----------


Net Debt and Total Debt and Capital Lease Obligations--TEP


As of December 31,                           2003            2002           2001           2000
---------------------------------- --------------- --------------- -------------- --------------
                                                   -Millions of Dollars-

Net Debt                                   $1,761          $1,783         $1,921         $1,944

Total Debt and Capital Lease
Obligations                                $1,940          $1,975         $2,005         $2,013
---------------------------------- --------------- --------------- -------------- --------------

          Net Debt represents the current and non-current portions of TEP's long-term debt and capital lease obligations less investment in lease debt. We have subtracted investment in lease debt because it represents TEP's ownership of its own capital lease obligations. Net Debt measures presented may not be comparable to similarly titled measures used by other companies. Net Debt is not a measurement presented in accordance with GAAP and we do not intend Net Debt to represent debt as defined by GAAP. You should not consider Net Debt to be an alternative to debt or any other items calculated in accordance with GAAP.

Reconciliation of Total Debt and Capital Lease Obligations to Net Debt


               As of December 31,            2003          2002           2001          2000
---------------------------------- --------------- ------------- -------------- -------------
                                                     -Millions of Dollars-
Long-Term Debt                             $1,126        $1,128           $802        $1,132

Current Portion - Long-Term Debt
                                               $2            $2           $330            $2

---------------------------------- --------------- ------------- -------------- -------------
Total Debt                                 $1,128        $1,130         $1,132        $1,134

---------------------------------- --------------- ------------- -------------- -------------
Capital Lease Obligations
                                             $762          $802           $853          $858

Current Portion - Capital Lease
Obligations
                                              $50           $43            $20           $21
---------------------------------- --------------- ------------- -------------- -------------
Total Debt and Capital Lease
Obligations
                                           $1,940        $1,975         $2,005        $2,013
---------------------------------- --------------- ------------- -------------- -------------
Investment in
Lease Debt                                 ($179)        ($192)          ($84)         ($69)
---------------------------------- --------------- ------------- -------------- -------------

Net Debt                                   $1,761        $1,783         $1,921        $1,944
================================== =============== ============= ============== =============

ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

         Management's Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its four primary business segments and includes the following:

o        outlook and strategy,
o operating results during 2003 compared with 2002, and 2002 compared with 2001,
o        factors which affect our results and outlook,
o liquidity, capital needs, capital resources, and contractual obligations,
o        dividends, and
o        critical accounting policies.

         TEP is the principal operating subsidiary of UniSource Energy and, at December 31, 2003, represented approximately 86% of its assets. The seasonal nature of TEP's business causes operating results to vary significantly from quarter to quarter. UniSource Energy's results for 2003 include 143 days of operations of UES. Due to sales of both winter-peaking gas and summer-peaking electricity, UES' consolidated operating results are expected to be less seasonal than TEP's. Although representing approximately 5% of UniSource Energy's total assets, net losses from Millennium's unregulated businesses have had a significant impact on earnings reported by UniSource Energy for 2003, 2002 and 2001. UED's unregulated business segment, which was established in February 2001, had a significant impact on consolidated net income and cash flows in 2003 due to the financial closing of Springerville Unit 3 which occurred on October 21, 2003. UED is not expected to significantly impact net income or cash flows in future periods.


                          UNISOURCE ENERGY CONSOLIDATED

OUTLOOK AND STRATEGIES

         Agreement and Plan of Merger

         On November 21, 2003, UniSource Energy and Saguaro Acquisition Corp. entered into an acquisition agreement, providing for the acquisition of all of the common stock of UniSource Energy for $25.25 per share by an affiliate of Saguaro Utility.

         Pursuant to the terms of the acquisition agreement, Saguaro Acquisition Corp. will merge with and into UniSource Energy. UniSource Energy will be the surviving corporation, but will become an indirect wholly-owned subsidiary of Saguaro Utility. Trading in our common stock on the New York Stock Exchange and the Pacific Exchange will cease immediately as of the effective time of the acquisition. After that time, the surviving corporation will delist our shares from the New York Stock Exchange and the Pacific Exchange and de-register our shares under the Securities Exchange Act of 1934, as amended. UniSource Energy's and TEP's headquarters will remain in Tucson, and we expect that UniSource Energy's and TEP's senior management team will remain generally the same. Subject to the satisfaction of various closing conditions, including the receipt of our shareholders' approval and required regulatory approvals, we expect the acquisition to close in the second half of 2004.

         Upon consummation of the acquisition, Saguaro Utility will cause the surviving corporation to pay approximately $880 million in cash to UniSource Energy's shareholders and holders of stock options, stock units, restricted stock, and performance shares awarded under our stock-based compensation plans. In addition, Saguaro Utility intends to cause the surviving corporation (i) to repay the $95 million inter-company loan to UniSource Energy from TEP and (ii) to contribute up to $168 million to TEP. TEP will use a significant portion of these proceeds to retire some of its outstanding debt.

         Operating Plans and Strategies

         Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors. Our plans and strategies include the following:

o Obtain all necessary regulatory approvals and the required shareholder approval and satisfy all of the other closing conditions contained in the acquisition agreement so that the acquisition of UniSource Energy by an of affiliate Saguaro Utility can occur in a timely manner.

o Integrate UES' businesses with UniSource Energy's other businesses to achieve the strategic and financial objectives of the acquisition.

o Oversee the construction of Springerville Unit 3 and continue to enhance the value of existing assets by working with SRP to facilitate the development of Springerville Unit 4.

o Enhance the value of TEP's transmission system while continuing to provide reliable access to generation for TEP's retail customers and market access for all generating assets. This will include focusing on completing the Tucson - Nogales transmission line, which could eventually be connected to Mexico's utility system and improve reliability for customers of UNS Electric.

o        Improve the value of our existing Millennium investments.

o Improve production and sales of Global Solar's thin-film photovoltaic cells and seek strategic partners.

o        Reduce TEP's debt, using some of our excess cash flows.

o Efficiently manage TEP's generating resources and look for ways to reduce or control our operating expenses while maintaining and enhancing reliability and profitability.

         To accomplish our goals, during 2004 we expect TEP to spend approximately $106 million on capital expenditures and UES to spend approximately $37 million on capital expenditures.

         While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.


RESULTS OF OPERATIONS

         UniSource Energy recorded Net Income of $113 million in 2003, including an after-tax gain of $67 million for the Cumulative Effect of Accounting Change from the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143). Income Before Cumulative Effect of Accounting Change was $45 million. This compares with Net Income of $33 million in 2002 and $61 million in 2001.

         Change in Net Income, 2003 Compared With 2002

o A $133 million increase in Total Operating Revenues resulting from warm summer weather, a 2.2% increase in TEP's number of retail customers, and $103 million of Total Operating Revenues at UES.

o A $6 million decline in TEP's revenues from Electric Wholesale Sales is primarily attributable to unplanned outages at several of TEP's coal-fired generating facilities during the first half of 2003, unfavorable wholesale opportunities for its gas generation resources and record retail kWh demand in the third quarter. In addition, TEP recorded a $2 million increase in reserves against receivables from California wholesale sales in 2003.

o Purchased Energy expense, which includes purchased power and purchased gas expense, was higher by $92 million. This resulted from $70 million of Purchased Energy expense at UES, replacement power costs in the first half of 2003 related to planned and unplanned outages at TEP's generating facilities, and increased economic wholesale electric purchases in lieu of running gas-fired generation.

o Other O&M was higher by $25 million due primarily to $15 million of O&M at UES and increased costs resulting from planned and unplanned outages at TEP's generating facilities.

o Higher Total Interest Expense of $12 million related to higher interest rates under TEP's Credit Agreement, interest expense at UES, and interest expense related to UniSource Energy's borrowing under a bridge loan for the Citizens Acquisition.

o Despite higher Income Before Taxes and Cumulative Effect of Accounting Change, income tax expense was $6 million less in 2003 than in 2002, due primarily to a $15 million tax benefit resulting from guidance issued by the IRS clarifying rules on limitations of the use of net operating loss carry forwards.

o        Expenses of $3 million related to the proposed acquisition of UniSource
         Energy.

o UED's income in 2003 included an $11 million pre-tax development fee received at the financial closing of Springerville Unit 3.

o 2002 results included a pre-tax coal contract termination fee of $11 million. TEP terminated a coal contract related to the Sundt Generating Station, eliminating annual take-or-pay payments of approximately $3 million.

         Change in Net Income, 2002 Compared With 2001

o TEP's wholesale revenues decreased by $764 million due to significantly lower prices in the western U.S. energy markets and decreased sales activity, partially offset by a reduction of $738 million in fuel and purchased power expenses.

o Mild weather and lower demand from TEP's mining customers contributed to lower retail energy sales and revenues in 2002. Despite these factors, retail revenues fell only one percent due to continued strong growth in number of retail customers and increased usage by residential and commercial customers.

o TEP recorded an $11 million coal contract termination fee in the third quarter of 2002.

o Millennium's after-tax losses were $7 million higher in 2002 than 2001 because 2001 results included a $6 million after-tax gain on the sale of a power project.

o TEP recognized $5 million in tax benefits from the favorable settlement of IRS audits and the recognition of tax credits in 2002, and Millennium recognized $2 million in tax benefits from the recognition of foreign tax losses and favorable settlement of IRS audits.

    CONTRIBUTION BY BUSINESS SEGMENT

         The table below shows the contributions to our consolidated after-tax earnings by our four business segments, as well as parent company expenses.

                                                                            2003         2002        2001
        ---------------------------------------------------------------- ------------ ----------- -----------
        Business Segment                                                       - Millions of Dollars -
           TEP  (1)                                                        $128         $ 54        $ 75
           UES  (2)                                                           3            -           -
           Millennium                                                       (16)         (16)         (9)
           UED                                                                7            1           1
           UniSource Energy Standalone (3)                                   (9)          (6)         (6)
        ---------------------------------------------------------------- ------------ ----------- -----------
                Consolidated Net Income                                    $113         $ 33        $ 61
        ================================================================ ============ =========== ===========

         (1) TEP results in 2003 include an after-tax gain of $67 million for the Cumulative Effect of Accounting Change from the adoption of FAS 143.

         (2) Results are for the period from August 11, 2003 to December 31,
         2003.

         (3) Primarily represents interest expense (net of tax) on the note payable from UniSource Energy to TEP, as well as costs in 2003 associated with the Citizens acquisition and the proposed acquisition of UniSource Energy as previously discussed.


LIQUIDITY AND CAPITAL RESOURCES

    UNISOURCE ENERGY CONSOLIDATED CASH FLOWS

                                                         2003          2002           2001
         ------------------------------------------- ------------- -------------- --------------
                                                               -Millions of Dollars -
         Cash provided by (used in):
              Operating Activities                      $ 260         $ 173          $ 215
              Investing Activities                       (351)         (271)          (117)
              Financing Activities                        101           (39)           (33)
         ------------------------------------------- ------------- -------------- --------------
         Net Increase (Decrease) in Cash                $  10        $ (137)        $   65
         =========================================== ============= ============== ==============


         UniSource Energy's consolidated cash flows are provided primarily from retail and wholesale energy sales at TEP and UES, net of the related payments for fuel and purchased power. Cash from operations is lowest in the first quarter and highest in the third quarter due to TEP's summer peaking load.

         We use our available cash primarily to:

o        finance capital expenditures at TEP and UES;
o        make investments in our technology affiliates;
o        pay dividends to shareholders; and
o reduce leverage at TEP by repaying high coupon debt and investing in lease debt.

         The primary source of liquidity for UniSource Energy, the parent company, is dividends it receives from its subsidiaries, primarily TEP, from their cash flow from operations.

         Accrued interest on UniSource Energy's promissory note to TEP of approximately $20 million is payable every two years; the last payment of $20 million was made to TEP in December 2003. Under our tax allocation procedures our subsidiaries make income tax payments to UniSource Energy, which makes payments on behalf of the consolidated group.

         In August 2003, UniSource Energy used approximately $50 million of its available cash and borrowed $35 million from a financial institution in the form of short-term debt to help finance the purchase of the Citizens Arizona electric and gas utility assets. The funds were used as an equity contribution in the capitalization of UES. On October 24, 2003, as required by the debt agreement, UniSource Energy repaid the $35 million loan upon the financial close of the Springerville Unit 3 project.

         As of March 10, 2004, cash and cash equivalents available to UniSource Energy was approximately $79 million.

         In addition, as part of our ACC Holding Company Order, we must invest at least 30% of any proceeds of UniSource Energy equity issuances in TEP until TEP's equity reaches 37.5% of total capital (excluding capital leases).

         Operating Activities

         In 2003, net cash flows from operating activities increased by $87 million compared with 2002. The following factors contributed to the increase:

o receipt of $43 million in proceeds for the financial closing of the Springerville Unit 3 project;

o a $23 million decrease in income taxes paid due primarily to lower taxable income;

o an $18 million increase in cash receipts from retail and wholesale energy customers, net of fuel and purchased energy costs, due to warm summer weather, an increase in TEP's retail customers and energy sales at UES;

o a $16 million increase in income tax refunds of taxes previously paid, which was received in the fourth quarter of 2003;

o a $9 million increase in interest received due to interest received on investments in lease debt; and

o a $27 million cash payment made in 2002 to terminate and amend coal contracts; partially offset by:

         o a $17 million increase in interest paid (including capital lease interest paid), due primarily to higher letter of credit fees under TEP's Credit Agreement;

         o a $17 million deposit by TEP in 2003 with its second mortgage trustee; and

         o        a $4 million increase in other taxes paid.

         Investing Activities

         Net cash used for investing activities was $80 million higher in 2003 than in 2002, primarily due to the following factors:

o $223 million for the acquisition of the Citizens Arizona gas and electric utility assets; and

o a $25 million increase in capital expenditures at TEP and UES, due in part to $10 million spent to complete a new one mile 500-kV transmission line and related substations to enhance TEP's distribution system link to the regional high-voltage transmission system; partially offset by:

         o a $22 million decline in investments and loans to equity investees. In 2002, $20 million was invested in Sabinas; and

         o In 2002, TEP paid $138 million to purchase Springerville Lease debt; in 2003, TEP received principal payments related to its investment in Springerville Lease debt of $12 million.

         Financing Activities

         Net cash provided by financing activities was $101 million in 2003, compared with net cash used for financing activities of $39 million in 2002.

o In 2003, UNS Gas and UNS Electric issued $160 million aggregate principal amount of senior unsecured notes in a private placement to provide funding for the acquisition of the Citizens' Arizona gas and electric utility assets.

o TEP retired $23 million more of its capital lease obligations in 2003 than in 2002.

o UniSource Energy paid $3 million more in common stock dividends in 2003 than in 2002.

         As a result of the activities described above, our consolidated cash and cash equivalents increased to $101 million at December 31, 2003, from $91 million at December 31, 2002. At March 10, 2004, our consolidated cash balance, including cash equivalents, was approximately $79 million. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

         In the event that we experience lower cash from operations in 2004, we will adjust our discretionary uses of cash accordingly. We believe, however, that we will continue to have sufficient cash flow to cover our capital needs, as well as required debt payments and dividends to shareholders. Furthermore, we believe we will have sufficient excess cash flow to continue to make annual discretionary debt reductions or lease debt investments at TEP in the range of $30 - $50 million.

    GUARANTEES AND INDEMNITIES

         In the normal course of business, UniSource Energy and certain subsidiaries, including TEP, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We entered into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are UES' guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens' Arizona gas and electric system assets, UniSource Energy's guarantee of approximately $22 million in natural gas and supply payments and building lease payments for UNS Gas and UES, and subsidiaries of Millennium guarantee of approximately $5 million in commodity-related payments for MEG at December 31, 2003. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

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

         We believe that the likelihood that UniSource Energy or TEP would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

CONTRACTUAL OBLIGATIONS

         The following charts display UniSource Energy's consolidated contractual obligations by maturity and by type of obligation as of December 31, 2003.

-------------- -------------------------------------------------------------------------------------------------------------------
                                                   UniSource Energy's Contractual Obligations
                                                            - Millions of Dollars -
---------------- ------------ --------- ------------- ------------ -------------- ---------------- ----------------- -------------
Payments
Due                 IDBs                                                          Pension and
in                 Supported                Capital                                   Other                            Total
Years                by         Long-        Lease                   Purchase     Postretirement       Funding       Contractual
Ending            Expiring      Term      Obligations   Operating   Obligations     Benefit          Commitments        Cash
December 31,       LOCs(1)      Debt          (2)        Leases         (3)       Obligations(4)         (5)          Obligations
---------------- ------------ --------- ------------- ------------ -------------- ---------------- ----------------- -------------
2004                   $  -     $  2          $120          $ 3           $113             $  6               $ 4        $  248
2005                      -        2           120            2             97                3                 3           227
2006                    329       21           123            2             95                4                 3           577
2007                      -        1           126            2             82                4                 1           216
2008                      -       89           121            1             82                5                 -           298
---------------- ------------ --------- ------------- ------------ -------------- ---------------- ----------------- -------------
Total 2004 -
2008                    329      115           610           10            469               22                11         1,566
Thereafter                -      844           836            6            436              177                 -         2,299
Less: Imputed
Interest
                          -        -          (633)           -              -                -                 -          (633)
---------------- ------------ --------- ------------- ------------ -------------- ---------------- ----------------- -------------
Total                  $329     $959          $813          $16           $905             $199               $11        $3,232
================ ============ ========= ============= ============ ============== ================ ================= =============

(1) TEP's tax-exempt variable rate bonds (IDBs) in the amount of $329 million are backed by LOCs issued pursuant to TEP's Credit Agreement. TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds.
(2) See TEP's Capital Lease Obligations table in Tucson Electric Power Company, Liquidity and Capital Resources, below.
(3) These obligations represent future minimum payments under open purchase orders, UES' transmission and gas transportation contracts and TEP's natural gas, coal and rail transportation contracts. The total amount paid under these contracts depends on the quantity purchased and transported. UES and TEP's requirements are expected to be in excess of these minimums. TEP expects to spend approximately $175 million annually for the purchase and transportation of coal through 2010. TEP is unable to estimate how much it will spend under these contracts beyond 2010 due to the impact of the new Springerville coal contract. UES and TEP do not have any minimum gas commodity purchase obligations, and are unable to estimate the amounts payable under the gas and purchase power contracts due to the variability of gas prices and customer load and interplay of generation costs and wholesale market prices. UniSource Energy has not included in the minimum purchase obligations above amounts payable to PWCC as payments under this contract are usage based with no fixed demand charges. We expect to spend approximately $92 million annually under this contract through May 2008. In addition, 2004 includes $10 million in contingent transaction fees payable upon the closing of the acquisition of UniSource Energy by Saguaro Utility.

(4) These obligations represent TEP and UES' minimum required contributions to pension plans in 2004 and TEP's expected postretirement benefit costs to cover medical and life insurance claims as determined by the plans' actuaries. TEP and UES do not know and have not included pension contributions beyond 2004 due to the significant impact that returns on plan assets and changes in discount rates might have on such amounts. TEP funds the postretirement benefit plan on a pay-as-you-go basis.
(5) These obligations represent Millennium's equity commitments to fund subsidiaries (Haddington and Valley Ventures) as suitable investments are identified.

         MEG conducts its emissions and coal trading activities using certain contracts which contain provisions whereby MEG may be required to post margin collateral due to a change in contract values. As of December 31, 2003, MEG had posted $0.7 million in cash collateral to its trading counterparties.

         MEG has a $5 million bank line of credit for the purpose of issuing LOCs to counterparties to support its emission allowance and coal marketing and trading activities. As of December 31, 2003, MEG had $5 million in outstanding LOCs. This facility expires in March 2005.

         In addition, UniSource Energy has contingent obligations under various surety bonds that total approximately $0.5 million.

         We have reviewed our contractual obligations and provide the following additional information:

o We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.

o None of our contracts or financing structures contains provisions or acceleration clauses due to changes in our stock price.

      DIVIDENDS ON COMMON STOCK

         On February 6, 2004, UniSource Energy declared a cash dividend of $0.16 per share on its Common Stock. The dividend, totaling approximately $5 million, was paid March 10, 2004 to shareholders of record at the close of business February 17, 2004. During 2003, UniSource Energy paid quarterly dividends to its shareholders of $0.15, totaling approximately $20 million. In 2002, we paid quarterly dividends of $0.125 per share, totaling approximately $17 million.

         The acquisition agreement allows UniSource Energy to continue to pay regular quarterly cash dividends until the closing of the acquisition, subject to limitations upon our ability to increase the amount of such dividends. UniSource Energy's Board of Directors currently expects to continue to pay regular quarterly cash dividends on UniSource Energy's Common Stock until the closing of the acquisition, subject, however, to its evaluation of our financial condition, earnings, cash flows and dividend policy.

    INCOME TAX POSITION

         At December 31, 2003, UniSource Energy and TEP had, for federal and state income tax filing purposes, the following carryforward amounts:

   ----------------------------------- ---------------------------------------- ------------------------ ---------------
                                                  UniSource Energy                                 TEP
                                       ---------------------------------------- ----------------------------------------
                                               Amount              Expiring             Amount              Expiring
                                       ------------------------ --------------- ------------------------ ---------------
                                        -Millions of Dollars-        Year        -Millions of Dollars-        Year
   ----------------------------------- ------------------------ --------------- ------------------------ ---------------
   Net Operating Losses                           $ 83              2006-2023              $ 59              2006-2009
   Investment Tax Credit                             9              2004-2023                 9              2004-2023
   AMT Credit                                       83                  -                    80                  -
   ----------------------------------- ------------------------ --------------- ------------------------ ---------------


         Of the $83 million in NOL carryforwards, $18 million is subject to limitation. Due to a reorganization of certain Millennium entities in December, 2002, $18 million of Federal and State net operating losses are subject to limitation. The future utilization of these losses is dependant upon the generation of sufficient future taxable income at the separate company level. See Critical Accounting Policies, Deferred Tax Valuation - TEP and Millennium, below.

                          TUCSON ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS

         The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP's utility operations, unless otherwise noted.

    UTILITY SALES AND REVENUES

         Customer growth, weather and other consumption factors affect retail sales of electricity. Electric wholesale revenues are affected by market prices in the wholesale energy market, availability of TEP generating resources, and the level of wholesale forward contract activity.

         The table below provides trend information on retail sales by major customer class and electric wholesale sales made by TEP in the last three years.

                                                             Sales                         Operating Revenue
                                                    2003         2002        2001        2003        2002        2001
   ------------------------------------------ ----------- ------------ ----------- ----------- ----------- -----------
                                                      - Millions of kWh -               - Millions of Dollars -
   Electric Retail Sales:
       Residential                                 3,371        3,189       3,122       $ 307       $ 290       $ 284
       Commercial                                  1,679        1,609       1,573         175         168         164
       Industrial                                  2,233        2,261       2,271         161         161         162
       Mining                                        698          695       1,041          28          28          42
       Public Authorities                            249          258         254          18          19          18
   ------------------------------------------ ----------- ------------ ----------- ----------- ----------- -----------
   Total Electric Retail Sales                     8,230        8,012       8,261         689         666         670
   ------------------------------------------ ----------- ------------ ----------- ----------- ----------- -----------
   Electric Wholesale Sales Delivered:
       Long-term Contracts                         1,199          982       1,218          31          29          24
       Other Sales                                 2,165        3,035       5,515         115         125         705
       Transmission                                    -            -           -           6           4           4
       Net Unrealized Gain
       (Loss) on Forward Sales of Energy
                                                       -            -           -         (1)         (1)         188
   ------------------------------------------ ----------- ------------ ----------- ----------- ----------- -----------
   Total Electric Wholesale Sales                  3,364        4,017       6,733         151         157         921
   ------------------------------------------ ----------- ------------ ----------- ----------- ----------- -----------
            Total                                 11,594       12,029      14,994       $ 840       $ 823      $1,591
   ========================================== =========== ============ =========== =========== =========== ===========


         2003 Compared with 2002

         Total retail kWh sales in 2003 increased by 3% compared with 2002. Hot summer weather and a 2.2% increase in the number of retail customers more than offset mild weather during the first six months of 2003. Cooling degree days increased by 9% in 2003 compared with 2002, and were up 8% compared with the 10-year average. Kilowatt-hour sales to residential customers were up 6% and kWh sales to commercial customers were up 4% in 2003, resulting from customer growth and warmer weather compared with a year ago. Revenue from sales to retail customers increased by 3% in 2003, reflecting higher kWh demand.

         Electric wholesale revenues delivered decreased by 4% in 2003. The 4% decline in wholesale revenues is not as large as the 16% decline in wholesale kWh sales due to higher average power prices. Average-around-the-clock energy prices based on the Dow Jones Palo Verde Index for 2003 were $42 per MWh compared with $27 per MWh during 2002, reflecting higher gas prices. Planned and unplanned outages at TEP's coal-fired generating plants, particularly in the first six months of 2003, reduced opportunities to sell excess power in the wholesale markets. In addition, the increase in the regional supply of gas-generated energy caused TEP to decrease use of its less efficient gas generation units for wholesale market opportunities.

         In addition, wholesale revenues were reduced by a $2 million reserve for doubtful accounts recorded in the first quarter related to wholesale sales made to the California Independent System Operator (CISO) and the California Power Exchange (CPX) in 2001 and 2000. See Payment Defaults and Allowances for Doubtful Accounts, below.

         2002 Compared with 2001

         TEP's average number of retail customers increased by 2.4%, while kWh sales to retail customers decreased by 3%. This decrease in kWh energy sales was primarily due to a 33% reduction in sales to mining customers. KWh sales to residential, commercial and industrial customers as a group increased by 1% in 2002, despite milder temperatures.

         Electric wholesale sales decreased by 33% while revenues decreased by 83%. A decline in sales activity and market prices were contributing factors. The average market price for around-the-clock energy decreased $67 per MWh, compared with 2001. Factors contributing to the lower market prices included more generation online in the western U.S., lower natural gas prices, increased hydropower supply, and weaker demand. Sales and revenues from forward contracts experienced the largest declines. Short-term sales were higher, however, due to sales of excess energy in the daily and hourly markets.

    OPERATING EXPENSES

         2003 Compared with 2002

         Fuel and Purchased Power Expense

         Fuel expense at TEP's generating plants was approximately $210 million in both 2003 and 2002. Despite running its gas-fired generation less in 2003, fuel expense remained the same due to higher gas prices and higher output from TEP's coal-fired generation.

         The table below shows the average cost per kWh for TEP's generating plants by fuel type.

                          2003       2002        2001
-------------------- ---------- ---------- -----------
                             -cents per kWh-
Coal                      1.65       1.65        1.65
Gas                       7.40       4.45        7.05
All fuels                 1.87       1.83        2.13
-------------------- ---------- ---------- -----------

         The increase in the regional supply of new gas-generated energy and the completion of a 500-kV transmission connection allowed TEP to decrease use of its older, less efficient gas generation units in favor of more economical purchases of energy in the wholesale market. TEP's Purchased Power expense increased approximately $22 million, or 51%, in 2003. In addition to energy purchases made during the third quarter of 2003, TEP purchased replacement power during the first half of 2003 due to planned and unplanned outages at some of its generating facilities.

         Other Operating Expenses

         Other Operations and Maintenance expense increased by $6 million, or 4%, in 2003 primarily attributable to unplanned outages and longer-than-expected planned outages at some of TEP's generating facilities during the first quarter of 2003.

         Depreciation and Amortization expense decreased $3 million in 2003. The adoption of FAS 143 in the first quarter of 2003 resulted in a $6 million decrease because asset retirement costs are no longer recorded as a component of depreciation expense. See Critical Accounting Policies, Accounting for Asset Retirement Obligations, below.

         Amortization of the Transition Recovery Asset (TRA) increased $7 million in 2003 compared with 2002. Amortization of the TRA is the result of the 1999 Settlement Agreement (TEP Settlement Agreement) with the ACC, which changed the accounting method for TEP's generation operations. This item reflects the recovery, through 2008, of transition recovery assets which were previously regulatory assets of the generation business. The amount of amortization is a function of the TRA balance and total kWh consumption by TEP's distribution customers.

         The table below shows estimated TRA amortization and unamortized TRA balances for 2004-2008.

              Future Estimated          Unamortized
              TRA Amortization          TRA Balance
                       -Millions of Dollars-
---------- ----------------------------------------------
2004              $  46                   $  229
2005                 53                      176
2006                 62                      114
2007                 71                       43
2008                 43                        -
---------- ----------------------- ----------------------

         Other Income (Deductions)

         TEP's income statement includes inter-company Interest Income of $10 million for 2003, and $9 million for 2002. This represents Interest Income on the promissory note TEP received from UniSource Energy in exchange for the transfer to UniSource Energy of its stock in Millennium in 1998. On UniSource Energy's Consolidated Statement of Income, this Interest Income, as well as UniSource Energy's related interest expense, is eliminated as an inter-company transaction. Interest Income remained unchanged between 2003 and 2002.

         Interest Expense

         Long-Term Debt Interest Expense increased by $11 million, or 17%, in 2003 due to higher Letter of Credit fees under TEP's Credit Agreement entered into in November, 2002. Interest on Capital Leases decreased $4 million in 2003 due to scheduled repayments of lease debt.

         Income Tax Expense

         Income Tax Expense, before Cumulative Effect of Accounting Change, decreased $15 million in 2003 compared with 2002, due primarily to a $15 million tax benefit resulting from guidance issued by the IRS clarifying rules on limitations of the use of net operating loss carry forwards.

         Cumulative Effect of Accounting Change

         TEP adopted FAS 143 on January 1, 2003 and recorded a one-time $67 million after-tax gain. Upon adoption of FAS 143, TEP recorded an asset retirement obligation of $38 million at its net present value of $1 million; increased depreciable assets by $0.1 million for asset retirement costs, reversed $113 million of costs previously accrued for final removal recorded in accumulated depreciation, and reversed previously recorded deferred tax assets of $44 million. Adopting FAS 143 results in a reduction to depreciation expense charged throughout the year as well because asset retirement costs are no longer recorded as a component of depreciation expense. For the year 2003, the reduction in depreciation expense is approximately $6 million. See Critical Accounting Policies, Accounting for Asset Retirement Obligations, below.

         2002 Compared with 2001

         Fuel and Purchased Power Expense

         Fuel expense at TEP's generating plants decreased by $49 million, or 19%, in 2002 primarily attributable to lower wholesale demand, which resulted in decreased natural gas usage for generation. Contributing to higher fuel expense in 2001 was approximately $9 million in costs associated with two gas swap agreements entered into in May 2001 to hedge the risk of price fluctuation. Fuel expense in 2002 included $2.3 million related to an arbitration ruling that increased the price of coal purchased between 1997 and May 2002 for the Navajo Generating Facility. See Item 7A. - Quantitative and Qualitative Disclosures about Market Risk, below.

         Purchased Power expense decreased by $688 million, or 94%, due principally to decreased volume of wholesale forward contract activity and significantly lower wholesale prices. In 2001, TEP incurred approximately $12 million in additional costs from several forward purchase contracts that were entered into in May 2001 to assure service reliability in the summer months. TEP paid an average price of $186 per MWh for those forward contracts in 2001. TEP entered into similar contracts in 2002 at an average price of $37 per MWh. Forward purchase contract activity decreased corresponding with the reduction in forward sales activity discussed above.

         Other Operating Expense

         TEP recorded an $11 million (pre-tax) charge in the third quarter of 2002 as a result of terminating the Sundt long-term coal supply agreement. This expense is off-set by the elimination of future take-or-pay payments of up to $3 million annually.

         Other Operations and Maintenance expense increased by $5 million, or 3%, in 2002 due primarily to a $2 million increase in pension and post-retirement medical benefit costs and maintenance at the Four Corners and Springerville generating stations.

         Depreciation and Amortization expense increased by $7 million, or 6%, in 2002 compared with 2001. Depreciation expense increased due to depreciation of solar generating facilities and a $125 million increase in the depreciable asset base, which represents: (i) new line extensions to support new business,
(ii) the addition of a 75 MW gas turbine placed in-service in June 2001, and
(iii) routine improvements to TEP's system. These increases were partially offset by reduced depreciation resulting from a change in the second quarter of 2002 to increase the estimated useful lives of gas-fired generating units and internal combustion turbines located in Tucson. See Note 9 of Notes to Consolidated Financial Statements - Utility Plant and Jointly-Owned Facilities.

         TRA amortization increased by $3 million in 2002 compared with 2001.

         Other Income (Deductions)

         TEP's income statement for both 2002 and 2001 includes interest income of $9 million on its promissory note from UniSource Energy.

         Interest Income was $8 million higher in 2002 due to interest received on TEP's additional $132 million investment in Springerville lease debt in 2002.

         Interest Expense

         Interest Expense was $5 million, or 3% lower in 2002 than in 2001 due to lower average interest rates on variable rate tax-exempt debt and lower debt balances.

         Income Tax Expense

         Income taxes decreased $21 million in 2002 compared with 2001 due primarily to lower pre-tax income, a $1 million tax benefit from the reduction of the valuation allowance and the favorable settlement of an IRS audit in the third quarter of 2002, and $4 million in tax credits recognized in 2002.

         See Note 15 of Notes to Consolidated Financial Statements - Commitments and Contingencies.

FACTORS AFFECTING RESULTS OF OPERATIONS

      COMPETITION

         The electric utility industry has undergone significant regulatory change in the last few years designed to encourage competition in the sale of electricity and related services. However, the recent experience in California with deregulation has caused many states, including Arizona, to re-examine the viability of retail electric deregulation.

         As of January 1, 2001, all of TEP's retail customers are eligible to choose an alternate energy supplier. Although there is one Energy Service Provider (ESP) certified to provide service in TEP's retail service area, currently none of TEP's retail customers are receiving service from this ESP. TEP has met all conditions required by the ACC to facilitate electric retail competition, including ACC approval of TEP's direct access tariffs. ESPs must meet certain conditions before electricity can be sold competitively in TEP's service territory.

Examples of these conditions include ACC certification of ESPs, and execution of and compliance with direct access service agreements with TEP.

         On January 27, 2004, the Arizona Court of Appeals issued a decision that resolved challenges to the ACC's Retail Electric Competition Rules. The Court determined that certain rules established by the ACC relating to the entry of new competitive electric service providers into the market were invalid. The ultimate impact on TEP's Settlement Agreement is not known. A Motion for Reconsideration was filed by Arizona Electric Power Coopertive (AEPCO) and Duncan Valley Electric Cooperative (Duncan Valley), and a separate Motion for Reconsideration was filed by Trico Electric Cooperative (Trico). A Motion for Reconsideration is a prerequisite to filing an appeal. AEPCO generates and transmits electricity for its members in Arizona and California. Duncan Valley and Trico provide electric service to rural areas in Arizona.

         TEP competes against gas service suppliers and others that provide energy services. Other forms of energy technologies may provide competition to TEP's services in the future, but to date, are not financially viable alternatives for its retail customers. Self-generation by TEP's large industrial customers could also provide competition for TEP's services in the future, but has not had a significant impact to date.

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

         As of the end of 2003, electric generating capacity in Arizona has grown to approximately 25,000 MW; an increase of more than 60% since 2000. A majority of the growth over the last three years is the result of 19 new or upgraded gas-fired generating units with a combined capacity of approximately 9,300 MW. In addition, the presence of fewer creditworthy counterparties, as well as legal, political and regulatory uncertainties, has reduced market liquidity and trading volume.

         Market Prices

         The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index increased in 2003 compared with 2002, as did the average price for natural gas based on the San Juan Index. Average market prices for around-the-clock energy began to rise in February 2003 due to increased demand and higher natural gas prices resulting from low gas storage levels resulting from colder temperatures in other regions of the U.S. and reduced gas production. Reduced hydropower supply in the western U.S. also contributed to the higher market prices. As a result of all these factors, TEP's natural gas and purchased power expenses were higher in 2003 than in 2002. Prices have continued in this range to date; however, we cannot predict whether these higher prices will continue, or whether changes in various factors that influence demand and supply will cause prices to fall during 2004.


        Average Market Price for Around-the-Clock Energy                         $/MWh
        ------------------------------------------------------------------ -------------
             Quarter ended December 31, 2003                                       $38
             Quarter ended December 31, 2002                                        32

             12 months ended December 31, 2003                                      41
             12 months ended December 31, 2002                                      27
        ------------------------------------------------------------------ -------------

        Average Market Price for Natural Gas                                   $/MMBtu
        ------------------------------------------------------------------ -------------

             Quarter ended December 31, 2003                                     $4.05
             Quarter ended December 31, 2002                                      3.31

             12 months ended December 31, 2003                                    4.42
             12 months ended December 31, 2002                                    2.63
        ------------------------------------------------------------------ -------------

         TEP typically uses its generation from its facilities fueled by natural gas to meet the summer peak demands of its retail customers and to meet local reliability needs. Due to its increasing seasonal gas usage, TEP hedges a portion of its natural gas purchases with fixed price contracts for a maximum of three years, and purchases its remaining gas needs in the spot and short-term markets through its supplier Southwest Gas Corporation (SWG). TEP entered into a Gas Procurement Agreement with SWG effective June 1, 2001 with a primary term of five years. The contract provided for a minimum volume obligation during the first two years of 10 million MMBtus annually. TEP negotiated new pricing and a lower minimum annual volume obligation of 4 million MMBtus for 2004 and expects to burn more gas than this minimum requirement. TEP will negotiate terms for the remaining two years of the contract in late 2004. TEP made payments under this contract of $34 million in 2003, $33 million in 2002 and $28 million in 2001.

         We expect the market price and demand for capacity and energy to continue to be influenced by factors including:
         o        weather;
         o        continued population growth in the western U.S.;
         o        economic conditions in the western U.S.;
         o availability of generating capacity throughout the western U.S.;
         o the extent of electric utility industry restructuring in Arizona, California and other western states;
         o        the effect of FERC regulation of wholesale energy markets;
         o        the availability and price of natural gas;
         o        availability of hydropower;
         o        transmission constraints; and
         o        environmental regulations and the cost of compliance.

         Payment Defaults and Allowances for Doubtful Accounts

         See Critical Accounting Policies, TEP- Payment Defaults and Allowances for Doubtful Accounts, below.


LIQUIDITY AND CAPITAL RESOURCES

   TEP CASH FLOWS

         TEP's capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt and capital lease obligations. As shown in the chart below, during the last three years, TEP had sufficient cash available after capital expenditures, scheduled debt payments and capital lease obligations to provide for other investing and financing activities:

                                                                           2003         2002         2001
      ---------------------------------------------------------------- ------------ ------------ -----------
                                                                              -Millions of Dollars -
      Cash from Operations                                                $ 258        $ 204        $ 261
         Capital Expenditures                                              (122)        (103)        (104)
         Debt Maturities                                                     (2)          (2)          (2)
         Retirement of Capital Lease Obligations                            (43)         (20)         (26)
      ---------------------------------------------------------------- ------------ ------------ -----------
      Net Cash Flows Available after Required Payments                     $ 91       $   79        $ 129
      ================================================================ ============ ============ ===========

         During 2004, TEP expects to generate sufficient internal cash flows to fund its operating activities, construction expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, TEP's cash flows may vary due to changes in wholesale revenues, changes in short-term interest rates, and other factors. TEP currently has $60 million available under its Revolving Credit Facility which it may borrow if cash flows fall short of expectations or if monthly cash requirements temporarily exceed available cash balances.

         Operating Activities

         In 2003, net cash flows from operating activities at TEP were $258 million, up $54 million from 2002, primarily due to the following factors:

o a $24 million decrease in income taxes paid due primarily to lower taxable income;

o a $20 million receipt of interest related to the inter-company note to UniSource Energy;

o a $16 million increase in income tax refunds of taxes previously paid, which was received in the fourth quarter of 2003; and

o a $27 million cash payment made in 2002 to terminate and amend coal contracts; partially offset by:

o a $17 million increase in interest paid (including capital lease interest paid), due primarily to higher letter of credit fees under TEP's Credit Agreement; and

o        a deposit of $17 million in 2003 with TEP's second mortgage trustee.

         Investing Activities

         Net cash used for investing activities was $144 million lower in 2003 compared with 2002, primarily due to the following factors:

o In 2002, TEP paid $138 million to purchase Springerville Lease Debt; in 2003, TEP received principal payments related to its investment in Springerville Lease Debt of $12 million.

o TEP paid $15 million in 2002 to purchase a combustion turbine from UniSource Energy Development.

         The decrease in cash used for investing activities was partially offset by a $19 million increase in capital expenditures. Part of this increase resulted from $10 million spent on completing a new one mile 500-kV transmission line and related substations to enhance TEP's distribution system link to the regional high voltage transmission system.

         Investments in Springerville Lease Debt and Equity

                                    Principal                                                      Average Coupon
                 Date                 Amount                       Debt Purchased                       Rate
         ---------------------- ------------------- --------------------------------------------- ------------------
         January 2002              $ 96 million     Springerville Coal Handling Lease Debt              14.3%
         May 2002                     3 million     Springerville Unit 1 Lease Debt                     10.7%
         September 2002              33 million     Springerville Unit 1 Lease Debt                     10.6%
         ---------------------- ------------------- --------------------------------------------- ------------------

         In March of 2004, TEP purchased approximately $4 million principal amount of Springerville Unit 1 Lease Debt with an average coupon of 10.7%. As of March 10, 2004, TEP's total investment in Springerville Lease Debt was approximately $175 million, at yields ranging from 8.9% to 12.7%.

         In December 2001, TEP purchased a 13% equity ownership interest in the Springerville Coal Handling Facilities Leases for $13 million. In March 2002, TEP terminated the lease related to its equity interest and cancelled the associated debt that TEP held. As a result of the lease termination, TEP recorded a $21 million reduction to the capital lease obligation, a $27 million reduction of its investment in lease debt, and a $6 million increase in the capital lease asset, which represents the residual value of TEP's interest in the leased asset and is carried at cost.

         See Note 10 of Notes to Consolidated Financial Statements - Debt and Capital Lease Obligations.

         Capital Expenditures

         TEP's forecasted construction expenditures for the next five years are:
$106 million in 2004, $119 million in 2005, $162 million in 2006, $123 million in 2007, and $135 million in 2008. These estimated capital expenditures for 2004-2008 break down in the following categories:

o $351 million for transmission, distribution and other facilities in the Tucson area;
o        $146 million for production facilities;
o $28 million for renewable energy projects, including expansion of solar generation portfolio;
o        $44 million for new production facility for a 75 MW combustion turbine;
o        $10 million for environmental projects; and
o $66 million for a proposed 345-kV transmission line to Nogales, Arizona.

         These estimated expenditures include costs for TEP to comply with current federal and state environmental regulations. All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may be different from these estimates due to changes in business conditions, construction schedules, environmental requirements, and changes to TEP's business arising from retail competition. TEP plans to fund these expenditures through internally generated cash flow.

         As of December 31, 2003, approximately $9 million in engineering and environmental expenses have been capitalized related to the Nogales transmission line. If the required environmental permits are not obtained and the project does not proceed, these costs would be immediately expensed. See Item 1. Business, Tucson Electric Utility Operations, Transmission Access, Tucson to Nogales Transmission Line.

         In addition to TEP's forecasted construction expenditures, TEP's other capital requirements include its required debt maturities and capital lease obligations. SEC Note 10 of Notes to Consolidated Financial Statements - Debt and Capital Lease Obligations.

         Financing Activities

         Net cash used for financing activities was $85 million higher in 2003 compared with 2002, due primarily to the following factors:

o        a $45 million increase in dividends paid from TEP to UniSource Energy;
         and

o a $23 million increase in scheduled payments for capital lease obligations.

         Bond Issuance and Redemption

         During 2003, TEP purchased and retired $0.4 million of its 8.50% First Mortgage Bonds due in 2009 and made required sinking fund payments of $2 million. During 2002, TEP purchased and retired $0.4 million of its 8.50% First Mortgage Bonds due in 2009 and made required sinking fund payments of $2 million.

         TEP Credit Agreement

         TEP's $401 million Credit Agreement consists of a $60 million Revolving Credit Facility and two letter of credit (LOC) facilities (Tranche A and Tranche
B) totaling $341 million. The Revolving Credit Facility is used to provide liquidity for general corporate purposes. The LOC Facilities support $329 million aggregate principal amount of tax-exempt variable rate debt obligations. The Revolving Credit Facility is a 364-day facility that expires on November 11, 2004. The Tranche A letters of credit, totaling $135 million, expire in January 2006, and the Tranche B letters of credit, totaling $206 million, expire in November 2006.

         The facilities are secured by $401 million in aggregate principal amount of Second Mortgage Bonds issued under TEP's General Second Mortgage Indenture. The Credit Agreement contains a number of restrictive covenants, including restrictions on additional indebtedness, liens, sale of assets, mergers and sale-leasebacks. The Credit Agreement also contains several financial covenants including: (a) a minimum Consolidated Tangible Net Worth,
(b) a minimum Cash Coverage Ratio, and (c) a maximum Leverage Ratio. Under the terms of the Credit Agreement, TEP may pay dividends so long as it maintains compliance with the Credit Agreement; however, dividends and certain investments in affiliates may not exceed 65% of TEP's net income so long as the Tranche B LOCs are outstanding. The Credit Agreement also provides that under certain circumstances, certain regulatory actions could result in a required reduction of the commitments. As of December 31, 2003, TEP was in compliance with these financial covenants.

         If TEP borrows under the Revolving Credit Facility, the borrowing costs would be at a variable interest rate consisting of a spread over LIBOR or an alternate base rate. The spread is based upon a pricing grid tied to TEP's credit ratings. Also, TEP pays a commitment fee on the unused portion of the Revolving Credit Facility, and a fee on the LOC Facilities. The chart below shows the per annum rates and fees in effect on TEP's Credit Facilities as of December 31, 2003, based on its credit ratings, as well as the possible range of rates and fees if TEP's credit ratings were to change.

                                                                  Current Rate /           Range of
                                                                        Fee              Rates / Fees
         -------------------------------------------------------- ------------------ ------------------------
         Revolving Credit Facility
         o        Commitment Fee                                        0.35%            0.25% to 0.40%
         o        Borrowing Rate (spread over LIBOR)                    4.00%            3.50% to 4.25%
         Tranche A LOCs (including LOC Fronting Fee)                    4.25%            3.75% to 4.50%
         Tranche B LOCs (including LOC Fronting Fee)                    5.75%                 5.75%
        -------------------------------------------------------- ------------------ ------------------------

         At December 31, 2003, there were no outstanding borrowings under the Revolving Credit Facility. In January 2004, TEP borrowed $20 million under its Revolving Credit Facility and repaid it within 30 days.

         Springerville Common Facilities Leases

         In 1985, TEP sold and leased back its undivided one-half ownership interest in the common facilities at the Springerville Generating Station. Under the terms of the Springerville Common Facilities Leases, TEP must periodically arrange for refinancing or refunding of the secured notes underlying the leases prior to the named date in order to avoid a special event of loss. TEP was required to arrange for the refinancing of the lease debt prior to the special event of loss date of June 30, 2003 or the leases would have been terminated and TEP would have been required to repurchase the facilities for $125 million.

         TEP finalized the arrangements for the refinancing of $70 million of lease debt on June 26, 2003 and the special event of loss date was reset for June 30, 2006. TEP incurred a total of $0.3 million in debt costs related to the refinancing. These costs were deferred and are being amortized over a three year period. Interest on the new debt is payable at LIBOR plus 4.25%. The LIBOR rate is reset every six months and the rate in effect on December 31, 2003 was 0.99%, which resulted in a total interest rate on the lease debt of 5.24% at year end. Prior to the refinancing, the interest rate was LIBOR plus 2.50%.

         Tax-Exempt Local Furnishing Bonds

         TEP has financed a substantial portion of utility plant assets with industrial development revenue bonds issued by the Industrial Development Authorities of Pima County and Apache County. The interest on these bonds is excluded from gross income of the bondholder for federal tax purposes. This exclusion is allowed because the facilities qualify as "facilities for the local furnishing of electric energy" as defined by the Internal Revenue Code. These bonds are sometimes referred to as "tax-exempt local furnishing bonds." To qualify for this exclusion, the facilities must be part of a system providing electric service to customers within not more than two contiguous counties. TEP provides electric service to retail customers in the City of Tucson and certain other portions of Pima County, Arizona and to Fort Huachuca in contiguous Cochise County, Arizona.

         TEP has financed the following facilities, in whole or in part, with the proceeds of tax-exempt local furnishing bonds: Springerville Unit 2, Sundt Unit 4, a dedicated 345-kV transmission line from Springerville Unit 2 to TEP's retail service area (the Express Line), and a portion of TEP's local transmission and distribution system in the Tucson metropolitan area. As of December 31, 2003, TEP had approximately $584 million of tax-exempt local furnishing bonds outstanding. Approximately $331 million in principal amount of such bonds financed Springerville Unit 2 and the Express Line. In addition, approximately $59 million of remaining lease debt related to the Sundt Unit 4 lease obligation was issued as tax-exempt local furnishing bonds.

         Various events might cause TEP to have to redeem or defease some or all of these bonds:

o        formation of an RTO or ISO;
o        asset divestiture;
o        changes in tax laws; or
o        changes in system operations.

         TEP believes that its qualification as a local furnishing system should not be lost so long as (1) the RTO or ISO would not change the operation of the Express Line or the transmission facilities within TEP's local service area, (2) the RTO or ISO allows pricing of transmission service such that the benefits of tax-exempt financing continue to accrue to retail customers, and (3) energy produced by Springerville Unit 2 and by TEP's local generating units continues to be consumed in TEP's local service area. However, there is no assurance that such qualification can be maintained. Any redemption or defeasance of tax-exempt local furnishing bonds would likely require the issuance and sale of higher cost taxable debt securities in the same or a greater principal amount.

         Mortgage Indentures

         TEP's first mortgage indenture and second mortgage indenture create liens on and security interests in most of TEP's utility plant assets. Springerville Unit 2, which is owned by San Carlos, is not subject to these liens and security interests. TEP's mortgage indentures allow TEP to issue additional mortgage bonds on the basis of: (1) a percentage of net utility property additions and/or (2) the principal amount of retired mortgage bonds. The amount of bonds that TEP may issue is also subject to a net earnings test under each mortgage indenture.

         TEP's Credit Agreement contains limits on the amount of First and Second Mortgage Bonds that may be outstanding. The Credit Agreement allows no more than $222 million of First Mortgage Bonds to be outstanding, and no more than a total of $623 million in First and Second Mortgage bonds to be outstanding. At December 31, 2003, TEP had $220 million of First Mortgage Bonds and a total of $621 million in First and Second Mortgage Bonds outstanding. Although the first and second mortgage indentures would allow TEP to issue additional bonds based on property additions and/or retired bond credits, the limits imposed by the Credit Agreement are more restrictive and are currently the governing limitations.

         TEP also has the ability to release property from the liens of the mortgage indentures on the basis of net property additions and/or retired bond credits. The Credit Agreement also limits the amount of property that can be released from the second mortgage indenture to $25 million. As a result, TEP deposited $17 million in cash with the second mortgage trustee in the fourth quarter of 2003 in conjunction with the release of $42 million in property from its mortgage indentures related to the Springerville Unit 3 transaction.

CONTRACTUAL OBLIGATIONS

         The following charts display TEP's contractual obligations as of December 31, 2003 by maturity and by type of obligation, and provide additional detail on TEP's capital lease obligations.

----------------- --------------- -------- --------------- ------------- -------------- -------------------- ---------------
    Payments
     Due in             IDBs                                                              Pension and Other       Total
      Years         Supported by   Long-       Capital                                     Postretirement      Contractual
     Ending          Expiring      Term         Lease       Operating      Purchase           Benefit              Cash
  December 31,         LOCs        Debt      Obligations      Leases      Obligations       Obligations        Obligations
----------------- --------------- -------- --------------- ------------- -------------- -------------------- ---------------
2004                    $  -        $  2         $120            $1           $ 91                 $  5          $  219
2005                       -           2          120             1             90                    3             216
2006                     329          21          122             1             87                    4             564
2007                       -           1          127             1             77                    4             210
2008                       -          29          120             1             77                    5             232
----------------- --------------- -------- --------------- ------------- -------------- -------------------- ---------------
Total 2004 -             329          55          609             5            422                   21           1,441
2008
Thereafter                 -         744          836             1            424                  177           2,182
Less: Imputed              -           -         (633)            -              -                    -            (633)
Interest
----------------- --------------- -------- --------------- ------------- -------------- -------------------- ---------------
Total                   $329        $799          $812            $6          $846                $ 198          $2,990
================= =============== ======== =============== ============= ============== ==================== ===============

See UniSource Energy Consolidated, Liquidity and Capital Resources, Contractual Obligations, above, for a description of these obligations.

                         TEP's Capital Lease Obligations
                             - Millions of Dollars -

------------------------------ ---------------- --------------- ------------ ---------------- ----------- ----------------
                                                Springerville                                              Total Capital
Payments Due in Years Ending    Springerville   Coal Handling   Sundt Unit    Springerville   Rail Car         Lease
December 31,                       Unit 1                            4           Common         Lease       Obligations
------------------------------ ---------------- --------------- ------------ ---------------- ----------- ----------------
2004                                  $ 86            $ 16          $13             $  4          $1             $120
2005                                    86              17           12                5           -              120
2006                                    85              22           10                5           -              122
2007                                    85              24           12                6           -              127
2008                                    85              18           12                5           -              120
------------------------------ ---------------- --------------- ------------ ---------------- ----------- ----------------
Total 2004 - 2008                      427              97           59               25           1              609
Thereafter                             521             129           27              159           -              836
Less: Imputed Interest                (464)            (97)         (15)             (57)          -             (633)
------------------------------ ---------------- --------------- ------------ ---------------- ----------- ----------------
Total                                 $484            $129          $71             $127          $1             $812
============================== ================ =============== ============ ================ =========== ================

         We have no other commercial commitments to report.

         We have reviewed our contractual obligations and provide the following additional information:

o TEP's Credit Agreement contains pricing tied to a grid based on the ratings of TEP's Credit Facilities. A change in TEP's credit rating can cause an increase or decrease in the amount of interest and fees TEP pays for these facilities.
o TEP's Credit Agreement contains certain financial and other restrictive covenants, including interest coverage, leverage and net worth tests. Failure to comply with these covenants would entitle the lenders to accelerate the maturity of all amounts outstanding. At December 31, 2003, TEP was in compliance with these covenants. See TEP Credit Agreement, above.
o TEP conducts its wholesale trading activities under the Western Systems Power Pool Agreement (WSPP) which contains provisions whereby TEP may be required to post margin collateral due to a change in credit rating or changes in contract values. As of December 31, 2003, TEP has not been required to post such collateral.

    DIVIDENDS ON COMMON STOCK

         TEP declared and paid dividends of $80 million in 2003, $35 million in 2002, and $50 million in 2001. UniSource Energy is the primary holder of TEP's common stock.

         TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of December 31, 2003, the required minimum net worth was $325 million. TEP's actual net worth at December 31, 2003 was $389 million, and was $359 million as defined for the purposes of the Credit Agreement. As of December 31, 2003, TEP was in compliance with the terms of the Credit Agreement. Under the terms of the Credit Agreement, dividends and certain investments in affiliates may not exceed 65% of TEP's net income, so long as the Tranche B LOCs are outstanding. See Financing Activities
- TEP Credit Agreement, above.

         The ACC Holding Company Order stated that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's common equity equals 37.5% of total capitalization (excluding capital lease obligations). The Citizens Settlement Agreement, as approved by the ACC, modified this dividend limitation so that it will remain in place until TEP's common equity equals 40% of total capitalization (excluding capital lease obligations). As of December 31, 2003, TEP's common equity (as determined by the ACC for the purpose of this limitation) equaled 25% of total capitalization (excluding capital lease obligations).

         In connection with the proposed acquisition, Saguaro Utility intends to cause the surviving corporation (i) to repay the $95 million intercompany loan to UniSource Energy from TEP and (ii) to contribute up to $168 million to TEP. TEP will use a significant portion of these proceeds to retire some of its outstanding debt. We expect these transactions to improve TEP's common equity (as determined by the ACC) to 40% of total capitalization (excluding capital lease obligations).

         In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings. Therefore, TEP declared its 2003 dividends from its current year earnings since TEP had an accumulated deficit, rather than positive retained earnings.

                            UNISOURCE ENERGY SERVICES

RESULTS OF OPERATIONS

         UniSource Energy formed two operating companies, UNS Gas and UNS Electric, to acquire the Arizona electric and gas assets from Citizens, as well as an intermediate holding company, UES, to hold the common stock of UNS Gas and UNS Electric. Results of operations for UNS Electric and UNS Gas cover the period from August 11, 2003, the date the assets were acquired from Citizens, to December 31, 2003.

         UES' net income for the period was approximately $3 million. Similar to TEP's operations, we expect UNS Electric's operations to be seasonal in nature, with peak energy demand occurring in the summer months. We also expect operations at UNS Gas to vary with the seasons, with peak energy usage occurring in the winter months.

         UNS Electric

         The table below shows UNS Electric's kWh sales and revenues for the period August 11, 2003 to December 31, 2003.

                                                                          Sales                 Operating Revenue
------------------------------------------------------------------------------------------------------------------
For the Period August 11 - December 31,                                    2003                              2003

Electric Retail Sales:                                        -Millions of kWh-             -Millions of Dollars-
  Residential                                                               302                               $30
  Commercial                                                                153                                16
  Industrial                                                                 59                                 4
  Other                                                                      47                                 5
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Total Electric Retail Sales                                                 561                               $55
==================================================================================================================


         UNS Gas
         The table below shows UNS Gas' therm sales and revenues for the period August 11, 2003 to December 31, 2003.

                                                                           Sales                       Operating Revenue
-------------------------------------------------------------------------------------------------------------------------
For the Period August 11 - December 31,                                     2003                                    2003
-------------------------------------------------------------------------------------------------------------------------
Retail Therm Sales:                                                   -Millions of Therms-         -Millions of Dollars-
  Residential                                                                 25                                     $25
  Commercial                                                                  12                                      11
  Industrial                                                                   1                                       1
  Public Authority                                                             3                                       2
-------------------------------------------------------------------------------------------------------------------------
Total Retail Therm Sales                                                      41                                      39
Transport                                                                      -                                       1
Negotiated Sales Program (NSP)                                                13                                       7
-------------------------------------------------------------------------------------------------------------------------
Total                                                                         54                                     $47
=========================================================================================================================

         Through a Negotiated Sales Program (NSP) approved by the ACC, UNS Gas supplies natural gas to some of its large transportation customers. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the Purchased Gas Adjustor (PGA) mechanism which reduces the gas commodity price.


    FACTORS AFFECTING RESULTS OF OPERATIONS

    COMPETITION

         As required by the ACC order approving UniSource Energy's acquisition of the Citizens' Arizona gas and electric assets, on November 3, 2003, UNS Electric filed with the ACC a plan to open its service territories to retail competition by December 31, 2003. The plan addresses all aspects of implementation. It includes UNS Electric's unbundled distribution tariffs for both standard offer customers and customers that choose competitive retail access, as well as Direct Access and Settlement Fee schedules. UNS Electric direct access rates for both transmission and ancillary services will be based upon its FERC Open Access Transmission Tariff. The plan is subject to review and approval by the ACC. As a result of the court decisions concerning the ACC's Retail Electric Competition Rules, we are unable to predict when and how the ACC will address this plan. See Tucson Electric Power Company, Factors Affecting Results of Operations, Competition, above for information regarding the recent Arizona Court of Appeals decision.

    RATES AND REGULATION

         ACC Order on Citizens Acquisition

         On July 3, 2003, the ACC issued an order approving the acquisition of Citizens Arizona gas and electric assets. Concurrent with the closing of the acquisition, retail rate increases for customers of both UNS Electric and UNS Gas went into effect on August 11, 2003. Key provisions of the order include:

         UNS Gas
o        20.9% overall increase in retail rates through a base rate increase.
o Restricts the filing of a general rate case until August 2006 and any resulting rate increase shall not become effective prior to August 1, 2007.
o Limits dividends payable by UNS Gas to UniSource Energy to 75% of earnings until the ratio of common equity to total capitalization reaches 40%.

         UNS Electric
o 22% overall increase in retail rates through its Purchased Power Fuel Adjustor Clause (PPFAC).
o UNS Electric must file a plan with the ACC to open its service territories to retail competition by no later than December 31, 2003 (which was filed by UNS Electric on November 3, 2003).
o Restricts the filing of a general rate case until August 2006 and any resulting rate increase shall not become effective prior to August 1, 2007.
o Limits dividends payable by UNS Electric to UniSource Energy to 75% of earnings until the ratio of common equity to total capitalization reaches 40%.
o Requires UNS Electric to enter into negotiations with Pinnacle West Capital Corporation (PWCC) to seek to reduce the cost of its purchased power contract with PWCC.

         Energy Cost Adjustment Mechanisms

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

LIQUIDITY AND CAPITAL RESOURCES

         UES' capital requirements consist primarily of capital expenditures. In the nearly five months of operation during 2003, capital expenditures were approximately $13 million. During 2004, UES expects to generate sufficient internal cash flows to fund its operating activities and its construction expenditures.

         UES' forecasted construction expenditures for the next five years are:
$37 million in 2004, $41 million in 2005, $54 million in 2006, $40 million in 2007, and $40 million in 2008.

         Senior Unsecured Notes

         On August 11, 2003, UNS Gas and UNS Electric issued a total of $160 million of aggregate principal amount of senior unsecured notes in a private placement. Proceeds from the note issuance were paid to Citizens to purchase the Arizona gas and electric system assets. UNS Gas issued $50 million of 6.23% Notes due in 2011 and $50 million of 6.23% Notes due in 2015. UNS Electric issued $60 million of 7.61% Notes due in 2008. The notes are guaranteed by UES.

         The note purchase agreements for both UNS Gas and UNS Electric contain certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth. Consolidated Net Worth, as defined by the note purchase agreements for both UNS Gas and UNS Electric, is approximately equal to the balance sheet line item, Common Stock Equity. The table below outlines the actual and required minimum net worth levels of UES, UNS Gas, and UNS Electric, at December 31, 2003.

                        Required           Actual
     Company            Net Worth        Net Worth
------------------- ----------------- -----------------
                          -Millions of Dollars-
UES                       $50               $90
UNS Gas                    43                53
UNS Electric               26                37
------------------- ----------------- -----------------

         The incurrence of indebtedness covenant requires each of UNS Gas and UNS Electric to meet certain tests before additional indebtedness may be incurred. These tests include:

o A ratio of Consolidated Long-Term Debt to Consolidated Total Capitalization of no greater than 0.67 to 1.00 prior to September 30, 2004, and no greater than 0.65 to 1.00 after September 30, 2004.

o An Interest Coverage Ratio (a measure of cash flow to cover interest expense) of at least 2.50 to 1.00.

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

   CONTRACTUAL OBLIGATIONS

     The following section includes UES' significant contractual obligations or other commercial commitments:

         UNS Gas Supply Contracts

         UNS Gas has a natural gas supply and management agreement with BP Energy Company (BP). Under the contract, BP manages UNS Gas' existing supply and transportation contracts and its incremental requirements. The initial term of the agreement extends through August 31, 2005. The term of the agreement is automatically extended one year on an annual basis unless either party provides 180 days notice of its intent to terminate. Prices for incremental gas supplied by BP will vary based upon the period during which the gas is delivered. UNS Gas hedges its gas supply prices by entering into fixed price forward contracts at various times during the year to provide more stable prices to its customers. These purchases are made up to three years in advance with the goal of hedging at least 45% and not more than 80% of the expected monthly gas consumption with fixed prices prior to entering into the month. Currently, UNS Gas has approximately 15% of its expected monthly consumption hedged for November through December 2004 and 10% for January through March 2005.

         UNS Gas has firm transportation agreements with El Paso Natural Gas
(EPNG) and Transwestern Pipeline Company (Transwestern) with combined capacity sufficient to meet its load requirements. EPNG provides gas transmission service under a full requirements contract under which UNS Gas pays a fixed reservation charge. This contract expires on September 1, 2011. In July 2003, FERC required the conversion of UNS Gas' full requirements status under the EPNG agreement to contract demand starting on September 1, 2003. Upon conversion to contract demand status, UNS Gas now has specific volume limits in each month and specific receipt point rights from the available supply basins (San Juan and Permian). These changes will reduce the amount of less expensive San Juan gas available to UNS Gas. The impact, however, is not expected to be material. The annual cost of the EPNG capacity after conversion to contract demand will not change. The Transwestern contract expires on March 1, 2007. The aggregate annual minimum transportation charges are expected to be approximately $3.5 million and $3.0 million for the EPNG and Transwestern contracts, respectively.

         UNS Electric Power Supply and Transmission Contracts

         UNS Electric has a full requirements power supply agreement with PWCC. The agreement expires May 31, 2008. The agreement obligates PWCC to supply all of UNS Electric's power requirements at a fixed price per MWh. Payments under the contract are usage based, with no fixed customer or demand charges.

         UNS Electric imports the power it purchases over the Western Area Power Administration's (WAPA) transmission lines. UNS Electric's transmission capacity agreements with WAPA provide for annual rate adjustments and expire in February 2008 and June 2011. The contract that expires in 2008 also contains a capacity adjustment clause. Under the terms of the agreements, UNS Electric's aggregate minimum fixed transmission charges are expected to be approximately $6 million in 2004 and $1 million in 2005 through 2011.

   DIVIDENDS ON COMMON STOCK

         The Citizens Settlement Agreement, as approved by the ACC, limits dividends payable by UNS Gas and UNS Electric to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. At December 31, 2003, the ratio of common equity to total capitalization for UNS Gas was 35% and for UNS Electric was 38%.

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


                        MILLENNIUM ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS

         Millennium accounts for its investments under the consolidation method and the equity method. In some cases, Millennium is an investment's sole provider of funding. When this is the case, Millennium recognizes 100% of an investment's losses, because as sole provider of funds it bears all of the financial risk. To the extent that an investment becomes profitable and Millennium has recognized losses in excess of its percentage ownership, Millennium will recognize 100% of an investment's net income until Millennium's recognized losses equal its ownership percentage of losses.

         The table below provides a breakdown of the net income and losses recorded by Millennium for the last three years. These results exclude sales and related costs to TEP.

                                                                                   2003           2002          2001
    ------------------------------------------------------------------------------ -------------- ------------- --------------
                                                                                             -Millions of Dollars -
    Technology Investments
       Global Solar and IPS
         Research & Development Contract Revenues from Third Parties                     $1         $    1         $   2
         Research & Development Contract Expenses & Losses                               (5)            (2)           (5)
         Research & Development - Internal Development Expenses                          (2)            (7)           (4)
         Depreciation & Amortization Expense                                             (3)            (3)           (2)
         Administrative & Other Costs                                                    (8)           (11)           (9)
         Income Tax Benefits                                                              7              9             7
    ------------------------------------------------------------------------------ -------------- ------------- --------------
      Total Global Solar and IPS Net Loss                                               (10)           (13)          (11)
    MicroSat and ITN Energy Systems Inc. Net Loss                                        (1)            (1)           (3)
    ------------------------------------------------------------------------------ -------------- ------------- --------------
    ------------------------------------------------------------------------------ -------------- ------------- --------------
      Total Technology Investments Net Loss                                             (11)           (14)          (14)
    Nations Energy and Other Millennium Investments Net (Loss) Income                    (5)            (2)            5
    ------------------------------------------------------------------------------ -------------- ------------- --------------
    ------------------------------------------------------------------------------ -------------- ------------- --------------
      Total Millennium Loss, after-tax                                                $ (16)         $ (16)        $  (9)
    ============================================================================== ============== ============= ==============

         Technology Investments

         Millennium accounts for Global Solar under the consolidation method and recognizes 100% of Global Solar's losses. In 2003 Millennium funded debt and equity contributions of $10 million to Global Solar. Global Solar recognizes expense when funding is used for research, development and administrative costs. Millennium has no remaining funding commitments to Global Solar.

         Millennium also accounts for IPS under the consolidation method. In 2003, Millennium provided IPS funding of $3 million. Dow Corning Enterprises, Inc. (DCEI) continued to support IPS through 2003 with preferred equity and debt contributions totaling $2 million. IPS recognizes expense when funding is used for research, development and administrative costs. At December 31, 2003, Millennium had less than $1 million of unfunded commitments to IPS. In early 2004 these funds were drawn by IPS.

          Millennium's after-tax losses relating to MicroSat and ITN Energy Systems Inc. (ITN) related to the development of small-scale satellites and other research and development activities. Millennium accounts for MicroSat under the equity method. In 2003, Millennium made no contributions to MicroSat. As sole funder, Millennium recognizes 100% of MicroSat's net losses. Millennium has no further funding commitments to MicroSat. ITN results are included at 100% of ITN's losses only through June 2003, when Millennium exchanged its ITN shares for shares of Global Solar.

         As technology developers, these entities face many challenges, such as developing technologies that can be manufactured on an economic scale, technological obsolescence, competitors and possible reductions in government spending to advance technological research and development activities.

         Nations Energy and Other Millennium Investments

         Results from Nations Energy and Other Millennium investments in 2003 include an after-tax loss of less than $2 million from each of Powertrusion and TruePricing, Inc. (TruePricing) and less than $1 million each from Nations Energy, SES and MEG.

         Results from Nations Energy and Other Millennium Investments in 2002 include an after-tax loss of $2 million from Powertrusion. Powertrusion produces and sells lightweight utility pole products. Nations Energy had income of less than $1 million. MEG, SES and TruePricing, each recorded after-tax losses of less than $1 million. These losses were offset by earned interest and a tax benefit from final resolution of IRS audits.

         In 2001, Nations Energy sold its investment in a power project in Curacao, resulting in an after-tax gain of $6 million. Nations Energy received a promissory note as part of the sale. See Item 7A. - Quantitative and Qualitative Disclosures about Market Risk, Credit Risk, below.

         Millennium consolidates the results of SES, MEG, Powertrusion and Nations Energy. Millennium uses the equity method to reflect its investment in Haddington, Valley Ventures, and Sabinas. Sabinas, however,


                                      K55
accounts for its investment in Mimosa under the cost method.

      Millennium Commitments

         Millennium is currently finalizing possible future commitments to each of its investments to help insure that these investments conform to Millennium's business plans. Millennium's funding levels and share ownership are subject to change in the future. Millennium's outstanding equity commitments are currently limited to $6 million to Haddington and $5 million to Valley Ventures. Millennium's only outstanding debt commitment at December 31, 2003, to IPS, was funded in early 2004.

      Global Solar and MicroSat have commitments to incur future expenses relating to government contracts. The following is a table of remaining government contract commitments at:


                                                       December 31,
                                       2003         2002            2001
----------------------------- -------------- -------------- --------------
                                             -Millions of Dollars-

Global Solar                         $     1      $     3       $     -
MicroSat                                   -            6             8
----------------------------- -------------- --------------- --------------
Total                                $     1       $    9       $     8
============================= ============== =============== ==============


                      UNISOURCE ENERGY DEVELOPMENT COMPANY

RESULTS OF OPERATIONS

         UED recorded net income of $7 million in 2003 compared with $1 million in 2002. UED's income in 2003 primarily represents an $11 million pre-tax development fee received at the financial closing of the Springerville Unit 3 Project. See Springerville Generating Station Expansion, below.

         UED's net income in 2002 represented rental income (less expenses) under an operating lease of the 20 MW North Loop turbine to TEP. The rental income was eliminated from UniSource Energy's consolidated after-tax earnings as an inter-company transaction. TEP purchased the turbine from UED in September 2002.

SPRINGERVILLE GENERATING STATION EXPANSION

         On October 21, 2003, Tri-State completed financing of Unit 3 and immediately began construction. UED received reimbursement of its development costs totaling $29 million, and an $11 million development fee. On October 24, 2003, UniSource Energy used the proceeds to repay a $35 million short-term bridge loan.

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


CRITICAL ACCOUNTING POLICIES

         In preparing financial statements under Generally Accepted Accounting Principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. UniSource Energy and TEP consider Critical Accounting Policies to be those that could result in materially different financial statement results if our assumptions regarding application of accounting principles were different. UniSource Energy and TEP describe their Critical Accounting Policies below. Other significant accounting policies and recently issued accounting standards are discussed in Note 1 of Notes to Consolidated Financial Statements
- Nature of Operations and Summary of Significant Accounting Policies.

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

         The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

o        an independent regulator sets rates;
o the regulator sets the rates to recover specific costs of delivering service; and
o the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

         TEP

          In November 1999, upon approval by the ACC of the TEP Settlement Agreement relating to recovery of TEP's transition costs and standard retail rates, TEP discontinued application of FAS 71 to its generation operations. TEP's transmission and distribution regulatory assets, net of regulatory liabilities, total $287 million at December 31, 2003, $21 million of which is not presently included in the rate base and consequently is not earning a return on investment.

         TEP continues to apply FAS 71 to its regulated business, distribution and transmission, and continues to assess whether it can apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense and would write off its regulatory liabilities as income on its income statement. Based on regulatory asset and liability balances at December 31, 2003, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary loss, after-tax, of approximately $173 million. While regulatory orders and market conditions may affect TEP's cash flows, its cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of that regulatory asset.

         UES

         UES' regulatory assets, net of regulatory liabilities, total $1 million at December 31, 2003. If UES stopped applying FAS 71 to its regulated operations, it would write off the related balances of its regulatory assets as an expense and would write off its regulatory liabilities as income on its income statement. Based on the balances of regulatory assets and liabilities at December 31, 2003, if UES had stopped applying FAS 71 to its regulated operations, it would have recorded an extraordinary loss, after-tax, of approximately $1 million. UES' cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of that regulatory asset.

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

         TEP

           Prior to adopting FAS 143, costs for final removal of all owned generation facilities were accrued as an additional component of depreciation expense. Under FAS 143, only the costs to remove an asset with legally binding retirement obligations will be accrued over time through accretion of the asset retirement obligation and depreciation of the capitalized asset retirement cost.

           TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. The land on which these stations reside is leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at the expiration of the leases. TEP also has certain environmental obligations at the San Juan Generating Station. TEP has estimated that its share of the cost to remove the Navajo and Four Corners facilities and settle the San Juan environmental obligations will be approximately $38 million at the date of retirement. No other legal obligations to retire generation plant assets were identified. As of December 31, 2002, TEP had accrued $113 million for the final decommissioning of its generating facilities. This amount has been reclassified from accumulated depreciation to an accrued asset retirement obligation. As discussed below, this amount was reversed for 2002 and included as part of the cumulative effect of accounting change adjustment when FAS 143 was adopted on January 1, 2003.

           TEP has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, TEP is not recognizing the costs of final removal of the transmission and distribution lines in the financial statements. As of December 31, 2003, TEP had accrued $60 million for the net cost of removal for the interim retirements from its transmission, distribution and general plant. As of December 31, 2002, TEP had accrued $55 million for these removal costs. The amount has been reclassified from accumulated depreciation to a regulatory liability.

           Upon adoption of FAS 143 on January 1, 2003, TEP recorded an asset retirement obligation of $38 million at its net present value of $1 million, increased depreciable assets by $0.1 million for asset retirement costs, reversed $113 million of costs previously accrued for final removal from accumulated depreciation, reversed previously recorded deferred tax assets by $44 million and recognized the cumulative effect of accounting change as a gain of $112 million ($67 million net of tax). Adopting FAS 143 has resulted in a reduction to current depreciation expense charged throughout the year as well because asset retirement costs are no longer recorded as a component of depreciation expense. For the year ended December 31, 2003 and future years, the annual reduction in depreciation expense is approximately $6 million.

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

         UES, MILLENNIUM AND UED

         UES has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. UES operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, UES is not recognizing the cost of final removal of the transmission and distribution lines in the financial statements. As of December 31, 2003, UES had accrued $0.6 million for the net cost of removal for interim retirements from its transmission, distribution and general plant. The amount has been reclassified from accumulated depreciation to a regulatory liability.

         Millennium and UED have no asset retirement obligations.

    TEP - PAYMENT DEFAULTS AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

         We record an allowance for doubtful accounts when we determine that an account receivable will not be collected. As a result of payment defaults made by market participants in California, TEP's collection shortfall from the CPX and CISO was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. Prior to 2003 and since December 31, 2001, TEP had an allowance for doubtful accounts recorded for $8 million, or 50% of these uncollected amounts based on the amount TEP believed would be collected. In the first quarter of 2003, as a result of a FERC order, TEP estimated that $6 million of its $16 million receivable will be collected. Therefore, in the first quarter of 2003, TEP increased its reserve for sales to the CPX and the CISO by $2 million by recording a reduction of wholesale revenues. The amount that TEP ultimately collects would have an impact on earnings if the amount received is more or less than the $6 million TEP has on its balance sheet. If TEP collects all of the $16 million, pre-tax income will increase by $10 million. If TEP does not collect any of the $16 million, pre-tax income will decrease by $6 million. In addition, TEP has cash collateral of approximately $1 million on deposit in an escrow account with the CPX, which is currently unavailable to TEP due to the CPX's bankruptcy stay.

         At December 31, 2003 and December 31, 2002, TEP's reserve for electric wholesale accounts receivable on its balance sheet was approximately $11 million and $8 million, respectively.


    PENSION AND OTHER POSTRETIREMENT BENEFIT PLAN ASSUMPTIONS

         We record plan assets, obligations, and expenses related to pension and other postretirement benefit plans based on actuarial valuations. These valuations include key assumptions on discount rates, expected returns on plan assets, compensation increases and health care cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. We believe that the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries.

         TEP

         TEP discounted its future pension plan obligations using a rate of 6.25% at December 31, 2003, compared with 6.75% at December 31, 2002. TEP discounted its other postretirement plan obligations using a rate of 5.5% at December 31, 2003, compared with 6.75% at December 31, 2002. TEP determines the discount rate annually based on the rates currently available on high-quality, long-term bonds. TEP looks to bonds that receive one of the two highest ratings given by a recognized rating agency and are expected to be available during the period to maturity of the pension benefits. In selecting the appropriate rate, TEP also considers the durations of plan obligations.

         The pension liability and future pension expense both increase as the discount rate is reduced. A decrease in the discount rate results in an increase in the Projected Benefit Obligation (PBO) and the service cost component of pension expense. Additionally, the recognized actuarial loss is significantly impacted by a reduction in the discount rate. Since the PBO increases with the decrease in discount rate, the obligation is that much larger than would normally occur due to normal growth of the plan. This leads to an actuarial loss (or a greater actuarial loss than would occur in the absence of the discount rate change), which is amortized over future periods leading to a greater expense. The resulting change in the interest cost component of pension expense is dependent on the effect that the change in the discount rate has on the PBO and will vary based on employee demographics. The effect of the lower rate used to calculate the interest cost is offset to some degree by a larger obligation. The relative magnitude of these two changes determines whether interest cost will increase or decrease. For TEP's pension plans, a 25 basis point decrease in the discount rate would increase the accumulated benefit obligation (ABO) by approximately $5 million and the related plan expense for 2004 by approximately $1 million. A similar increase in the discount rate would decrease the ABO by approximately $4 million and the related plan expense for 2004 by approximately $1 million. For TEP's plan for other postretirement benefits, a 25 basis point change in the discount rate would increase or decrease the accumulated postretirement benefit obligation (APBO) by approximately $2 million. A 25 basis point change in the discount rate would not have a significant impact on the related plan expense for 2004.

         TEP calculates the market-related value of plan assets using the fair value of plan assets on the measurement date. At December 31, 2003 and 2002, TEP assumed that its plans' assets would generate a long-term rate of return of 8.75%. In establishing its assumption as to the expected return on plan assets, TEP reviews the plans' asset allocation and develops return assumptions for each asset class based on advice from an investment consultant and the plans' actuary that includes both historical performance analysis and forward looking views of the financial markets. Pension expense increases as the expected rate of return on plan assets decreases. A 25 basis point change in the expected return on plan assets would not have a significant impact on pension expense for 2004.

         TEP increased the initial health care cost trend rate used in valuing its postretirement benefit obligation to 12.1% at December 31, 2003. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% increase in assumed health care cost trend rates would increase the postretirement benefit obligation by approximately $5 million and the related plan expense by approximately $1 million. A similar decrease in assumed health care cost trend rates would decrease the postretirement benefit obligation by approximately $5 million and the related plan expense by less than $1 million.

         TEP recorded a minimum pension liability of approximately $4 million at December 31, 2003, compared with $7 million at December 31, 2002. Improved stock market conditions offset a further reduction in the assumed discount rate.

         Based on the above assumptions, TEP will record pension expense of approximately $8 million and other postretirement benefit expense of $7 million ratably throughout 2004. TEP will make required pension plan contributions of $5 million in 2004. TEP's other postretirement benefit plan is not funded. TEP expects to make benefit payments to retirees under the postretirement benefit plan of approximately $3 million in 2004.

         UES

         Concurrent with the acquisition of the Arizona gas and electric system assets from Citizens on August 11, 2003, UES established a pension plan for substantially all of its employees. UES did not assume the pension obligation for employees' years of service with Citizens. UES performed an actuarial valuation, as of the date of acquisition, to determine its pension expense for the balance of 2003. A discount rate of 6.5% was assumed based on rates available at that date and the duration of plan obligations.

         UES discounted its future pension plan obligations using a rate of 6.25% at December 31, 2003. For UES' pension plan, a 25 basis point change in the discount rate would have minimal effect on either the ABO or the related pension expense. UES recorded a minimum pension liability of approximately $1 million at December 31, 2003. UES will record pension expense of $1 million in 2004. The pension plan is not yet funded but all required contributions will be made in accordance with minimum funding standards. UES will make a pension plan contribution of $1 million in 2004.

         On the acquisition date, UES assumed the obligation to provide postretirement benefits for a small population of former Citizens employees, both active and retired. The obligation has been recorded at a discounted value of $2 million using a discount rate of 5.25%. The plan is not funded. UES does not expect postretirement medical benefit expenses to have a material impact on its operations.

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES

         A derivative financial instrument or other contract derives its value from another investment or designated benchmark. TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. The majority of TEP's forward contracts are considered normal purchases and sales and, therefore, are not required to be marked to market. However, some of these forward contracts are considered to be derivatives, which TEP marks to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. TEP manages the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty.

         UNS Gas and UNS Electric do not currently have any contracts that are required to be marked to market. UNS Gas does have a natural gas supply and management agreement under which it purchases substantially all of its gas requirements at market prices from BP. However, the contract terms allow UNS Gas to lock in fixed prices on a portion of its gas purchases by entering into fixed price forward contracts with BP at various times during the year. This enables UNS Gas to provide more stable prices to its customers. These purchases are made up to a year in advance with the goal of locking in fixed prices on at least 45% and not more than 80% of the expected monthly gas consumption prior to entering into the month. These forward contracts, as well as the main gas supply contract, meet the definition of normal purchases and therefore are not required to be marked to market.

         Because of the complexity of derivatives, the FASB established a Derivatives Implementation Group (DIG). To date, the DIG has issued more than 100 interpretations to provide guidance in applying Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). As the DIG or the FASB continues to issue interpretations, TEP, UNS Gas and UNS Electric may change the conclusions they have reached and, as a result, the accounting treatment and financial statement impact could change in the future.

         MEG enters into swap agreements, options and forward contracts relating to Emissions Allowances and coal. MEG also marks its trading contracts to market by recording unrealized gains and losses on its trading activities and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

      The market prices used to determine fair values for TEP's and MEG's derivative instruments are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value.

      TEP's and MEG's derivative activities are reported as follows:

o TEP's net unrealized and realized gains and losses on forward sales contracts are components of Electric
         Wholesale Sales;
o TEP's net unrealized and realized gains and losses on forward purchase contracts are components of Purchased Power; and
o MEG's net unrealized and realized gains and losses on trading activities are components of Other Operating Revenues. Although MEG's realized gains and losses on trading activities are reported net on UniSource Energy's income statement, the related cash receipts and cash payments are reported separately on UniSource Energy's statement of cash flows.

      TEP's net unrealized gains (losses) on forward contracts were as follows:

                                                           Years Ended December 31,
                                                          2003       2002       2001
-----------------------------------------------------------------------------------------
                                                             -Millions of Dollars-
 Included in Electric Wholesale Sales                    $   (1)    $    (1)   $   188
 Included in Purchased Power Expense                          -           2       (189)
-----------------------------------------------------------------------------------------

         The net pre-tax gains and losses from MEG's trading activities were less than $1 million for each of the years ended December 31, 2003, 2002 and 2001.

         At December 31, 2003, the fair value of TEP's derivative liabilities was less than $1 million and is reported in Other Current Liabilities on TEP's balance sheet. At December 31, 2002, TEP had no open forward contracts that were considered derivatives. MEG's trading assets and liabilities are reported in Trading Assets and Trading Liabilities on UniSource Energy's balance sheet. The fair value of MEG's trading assets, including its Emissions Allowance inventory, was $22 million at December 31, 2003 and $15 million at December 31,

2002. The fair value of MEG's trading liabilities was $19 million at December 31, 2003 and $10 million at December 31, 2002.

         See Market Risks - Commodity Price Risk in Item 7A.

    UNBILLED REVENUE - TEP AND UES

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

    PLANT ASSET DEPRECIABLE LIVES - TEP AND UES

         We calculate depreciation expense based on our estimate of the useful lives of our plant assets. The estimated useful lives, and resulting depreciation rates, used to calculate depreciation expense for the transmission and distribution businesses of both UES and TEP have been approved by the ACC in prior rate decisions. Depreciation rates for transmission and distribution cannot be changed without ACC approval; however, TEP's rates may change in the future as a result of the TEP General Rate Case to be filed in June 2004. We are currently reviewing the estimated useful lives of all our assets due to a variety of factors including TEP's need to file a depreciation study as part of the June 2004 General Rate Case, the construction of Springerville Unit 3 and the related environmental upgrades being made to Springerville Unit 2, new information received from the operators of the remote generating stations, and information received in connection with an analysis of FAS 143 retirement obligations. See Item 1. -Business, TEP Electric Utility operations, Rates and Regulations. The ACC is currently reviewing the status of electric competition rules.

         The estimated remaining useful lives of TEP's generating facilities are based on management's best estimate of the economic life of the units. These estimates are based on engineering estimates, economic analysis, and statistical analysis of TEP's past experience in maintaining the stations. Individual depreciation periods vary from plant to plant; however, we estimate that annual depreciation expense would decrease by $10 million, $15 million, $19 million or $21 million if the remaining useful lives of all our steam generation units were increased by five, ten, fifteen or twenty years, respectively. In 2003, depreciation expense related to generation assets was $34 million, and our generation assets are currently depreciated over periods ranging from 23 to 70 years from the original in-service dates.

     DEFERRED TAX VALUATION - TEP AND MILLENNIUM

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

         The valuation allowance of $9 million at December 31, 2003 and $22 million at December 31, 2002, which reduces the Deferred Tax Asset balance, relates to net operating loss and investment tax credit carryforward amounts. The decrease of $15 million reflects UniSource Energy's and TEP's expectation to be able to use a portion of these carryforward amounts on future tax returns, primarily based on guidance issued by the Internal Revenue Service in September, 2003.

         In the future, if UniSource Energy and TEP determine that it is probable that TEP will not be able to use all or a portion of the net operating loss and investment tax credit carryforward amounts, then UniSource Energy and TEP would record a valuation allowance and recognize tax expense. Factors that could cause TEP to record a valuation allowance would be a change in expected future taxable income or a change in tax filing status due to the proposed acquisition. The valuation allowance of $9 million remaining at December 31, 2003 relates to losses generated by the Millennium entities. In the future if UniSource Energy and the Millennium entities determine that all or a portion of the remaining amounts may be used on tax returns, then UniSource Energy and the Millennium entities would reduce the valuation allowance and recognize a tax benefit of up to $9 million. The primary factor that could cause the Millennium entities to recognize a tax benefit would be a change in expected future taxable income

NEW ACCOUNTING PRONOUNCEMENTS

   The FASB recently issued the following Statements of Financial Accounting Standards (FAS) and FASB Interpretations (FIN):

 o FIN 46, Consolidation of Variable Interest Entities, issued in January 2003, and subsequently revised in December 2003. The guidance addresses when a company should include in its financial statements the assets and liabilities of another entity. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprises should consolidate the variable interest entity (primary beneficiary). FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. For public companies, the revised FIN 46 is effective for financial periods ending after March 15, 2004. Early application is permissible. Companies that implemented FIN 46 prior to its revision may continue to apply that guidance until the implementation date of the revision. The adoption of FIN 46 and revisions did not and are not expected to have a significant impact on our financial statements.

o FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued by the FASB in April 2003. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The provisions of FAS 149 that relate to FAS 133 Implementation Issues that have been in effect for fiscal quarters that began prior to June 15, 2003 are to be applied in accordance with their respective effective dates. The adoption of FAS 149 did not have a significant impact on our financial statements.

o FAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003), was issued by the FASB in December 2003. FAS 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans beyond those in the original Statement 132 which it replaces. FAS 132, as revised, is effective for fiscal years ending after December 15, 2003. The revised disclosure requirements are included in Note 16.

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

         In August 2003, the EITF published Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not "Held for Trading Purposes" as Defined in EITF Issue No. 02-3 (EITF 03-11). EITF 03-11 discusses whether realized gains and losses should be shown gross or net in the income statement for contracts that are not held for trading purposes, as defined in EITF 02-3, but are derivatives subject to FAS 133. Determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances with respect to the various activities of the entity. Retroactive application of EITF 03-11 is not required. Therefore, any derivative instruments that are not held for trading purposes but are subject to FAS 133 will be evaluated based on this new guidance and will be reported accordingly in the financial statements beginning January 1, 2004

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

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

         Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management's expectations, beliefs or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in other parts of this report:

1. Effects of restructuring initiatives in the electric industry and other energy-related industries.

2.              Effects of competition in retail and wholesale energy markets.

3. Changes in economic conditions, demographic patterns and weather conditions in our retail service areas.

4. Supply and demand conditions in wholesale energy markets, including volatility in market prices and illiquidity in markets, which are affected by a variety of factors. These factors include the availability of generating capacity in the western U.S., including hydroelectric resources, weather, natural gas prices, the extent of utility restructuring in various states, transmission constraints, environmental regulations and cost of compliance, FERC regulation of wholesale energy markets, and economic conditions in the western U.S.

5. The creditworthiness of the entities with which we transact business or have transacted business.

6. Changes affecting our cost of providing electrical service including changes in fuel costs, generating unit operating performance, scheduled and unscheduled plant outages, interest rates, tax laws, environmental laws, and the general rate of inflation.

7. Changes in governmental policies and regulatory actions with respect to financing and rate structures.

8. Changes affecting the cost of competing energy alternatives, including changes in available generating technologies and changes in the cost of natural gas.

9. Changes in accounting principles or the application of such principles to our businesses.

10.             Changes in the depreciable lives of our assets.

11. Market conditions and technological changes affecting UniSource Energy's unregulated businesses.

12. Ability to successfully integrate UES' businesses and achieve expected earnings.

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

16. Ability to develop and operate Springerville Generating Station Unit 3 and achieve expected cost savings.

17. Ability to obtain necessary approvals and satisfy the other closing conditions contained in the acquisition agreement, so that the acquisition of UniSource Energy by an affiliate Saguaro Utility can occur in a timely manner.

ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

MARKET RISKS

         We are exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results.

         For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements, above.

         Interest Rate Risk

         TEP is exposed to risk resulting from changes in interest rates on certain of its variable rate debt obligations. At December 31, 2003 and 2002, TEP's debt included $329 million of tax-exempt variable rate debt. The average interest rate on TEP's variable rate debt (excluding letter of credit fees) was 1.07% in 2003 and 1.41% in 2002. TEP also has approximately $70 million in outstanding principal amount of variable rate lease debt related to its Springerville Common Facilities Leases. Interest on this lease debt is payable at LIBOR plus 4.25%. The average interest rate on this lease debt was 4.58% in 2003 and 5.14% in 2002. A one percent increase (decrease) in average interest rates would result in a decrease (increase) in TEP's pre-tax net income of approximately $4 million.

         Marketable Securities Risk

         TEP is exposed to fluctuations in the return on its marketable securities, comprised of investments in debt securities. At December 31, 2003 and 2002, TEP had marketable debt securities with an estimated fair value of $198 million and $196 million. At December 31, 2003 and 2002, the fair value exceeded the carrying value by $19 million and $4 million, respectively. These debt securities represent TEP's investments in lease debt underlying certain of TEP's capital lease obligations. Changes in the fair value of such debt securities do not present a material risk to TEP, as TEP intends to hold these investments to maturity.

         Risk Management Committee

         We have a Risk Management Committee responsible for the oversight of commodity price risk and credit risk related to the wholesale energy marketing activities of TEP, the emissions and coal trading activities of MEG, and the fuel and power procurement activities at TEP and UES. Our Risk Management Committee consists of officers from the finance, accounting, legal, wholesale marketing, and the generation operations departments of UniSource Energy. To limit TEP's, UES' and MEG's exposure to commodity price risk, the Risk Management Committee sets trading and hedging policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP's, UES' and MEG's exposure to credit risk, the Risk Management Committee reviews counterparty credit exposure, as well as credit policies and limits on a quarterly basis and as needed.

         Commodity Price Risk

         We are exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas, coal and Emission Allowances.

         TEP

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

         The majority of TEP's forward contracts are considered to be "normal purchases and sales" of electric energy and are not considered to be derivatives under FAS 133. TEP records revenues on its "normal sales" and expenses on its "normal purchases" in the period in which the energy is delivered. From time to time, however, TEP enters into forward contracts that meet the definition of a derivative under FAS 133. When TEP has derivative forward contracts, it marks them to market on a daily basis using actively quoted prices obtained from brokers for power traded over-the-counter at Palo Verde and at other southwestern U.S. trading hubs. TEP believes that these broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of TEP's positions, because of the short-term nature of TEP's positions, as limited by risk management policies, and the liquidity in the short-term market. As of December 31, 2003, all of TEP's derivative forward contracts were for settlement within twelve months. To adjust the value of its derivative forward contracts to fair value on its income statement, TEP recorded an unrealized loss of $0.4 million and an unrealized gain of $0.5 million, respectively, on its income statements for the twelve months ended December 31, 2003 and December 31, 2002. This demonstrates the limited derivative forward contract activity conducted by TEP and the limited impact on TEP's operating results and financial condition.

        TEP is also subject to commodity price risk from changes in the price of natural gas. TEP typically uses generation from its facilities fueled by natural gas to meet the summer peak demands of its retail customers and to meet local reliability needs. Due to its increasing seasonal gas usage, TEP hedges a portion of its natural gas purchases with fixed price contracts for a maximum of three years, and purchases its remaining gas needs in the spot and short-term markets through its supplier Southwest Gas Corporation (SWG).

         In 2003, the average price of natural gas was $4.42 per MMBtu, or 68% higher than 2002, due to low gas storage levels and reductions in gas production. The increase in the regional supply of gas-generated energy and the completion of a 500-kV transmission connection, however, allowed TEP to decrease use of its less efficient gas generation units in favor of more economical purchases of energy in the wholesale market. TEP's generation output fueled by natural gas was approximately 433,000 MWh, or 4% of total generation in 2003, compared with approximately 720,000 MWh, or 6% of total generation in 2002.

         TEP entered into two purchased power agreements in 2003 for the period 2003 through 2006. During 2003, TEP purchased approximately 125,000 MWh under these contracts; energy purchased under these agreements is adjusted for changes in the price of natural gas.

         UES

         UES is also subject to commodity price risk, primarily from the changes in the price of natural gas purchased for its UNS Gas customers. This risk is mitigated through the PGA mechanism in UNS Gas' retail rates which provides an adjustment to recover the actual costs of gas and transportation. UNS Gas further reduces this risk by purchasing forward fixed price contracts for a portion of its projected gas needs under its Price Stabilization Plan. UNS Gas purchases between 45% and 80% of its estimated gas needs in this manner.

         UNS Electric is not exposed to commodity price risk for its purchase of electricity as it has a fixed price full-requirements supply agreement with PWCC through May 2008.

         MEG

         During the fourth quarter of 2001, MEG began managing and trading Emission Allowances, coal and related instruments. We manage the market risk of this line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a 33% change in price or volatility. We closely monitor MEG's trading activities, which include swap agreements, options and forward contracts, using risk management policies and procedures overseen by the Risk Management Committee. MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2005. As of December 31, 2003 and December 31, 2002, the fair value of MEG's trading assets combined with Emission Allowances it holds in escrow was $21.5 million and $15.1 million, respectively. The fair value of MEG's trading liabilities was $18.8 million at December 31, 2003 and $10.3 million at December 31, 2002. During 2003, MEG reflected a $1 million unrealized gain and a $0.4 million realized loss on its income statement, compared with an unrealized gain of $0.2 million and a realized loss of $0.1 million in 2002.

                                                         Unrealized Gain (Loss) of MEG's Trading Activities
                                                                       - Millions of Dollars -
                                            ------------------------------------------------------------------------------

        Source of Fair Value                    Maturity           Maturity         Maturity over      Total Unrealized
        At December 31, 2003                   0 - 6 mos.        6 - 12 mos.            1 yr.             Gain (Loss)
        ----------------------------------- ----------------- ------------------- ------------------- --------------------
        Prices actively quoted                    $(0.8)           $(0.9)                  $  -            $(1.7)
        Prices based on models and other
           valuation methods                         1.1             1.5                    0.3              2.9

        ----------------------------------- ----------------- ------------------- ------------------- --------------------
        Total                                     $  0.3           $ 0.6                   $0.3            $ 1.2

        =================================== ================= =================== =================== ====================

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

         We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of December 31, 2003, TEP's total credit exposure related to its wholesale marketing activities (excluding defaulted amounts owed by the CPX, the CISO and Enron), was approximately $7 million and MEG's total credit exposure related to its trading activities was $8 million. TEP and MEG's credit exposure is diversified across approximately 27 counterparties. Approximately $5 million of exposure is to non-investment grade companies.

         UniSource Energy is also exposed to credit risk related to the sale of assets owned by Nations Energy Corporation (Nations Energy). In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherlands Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao) a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million note receivable from Mirant Curacao. The note was recorded at its net present value of $8 million using an 8% discount rate, the discount being recognized as interest income over the five-year life of the note. As of December 31, 2003, Nations Energy's receivable from Mirant Curacao is approximately $10 million. The note is primarily included in Investments and Other Property - Other on UniSource Energy's balance sheet. Payments on the note receivable are expected as follows: $2 million in July 2004, $4 million in July 2005, and $5 million in July 2006. The note is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. On July 14, 2003, Mirant, Mirant Americas, Inc. and various other Mirant companies filed for Chapter 11 bankruptcy protection. Mirant Curacao was not included in the Chapter 11 filings. Based on a review of the projected cash flows for the power project, it appears Mirant Curacao will have sufficient future cash flows to pay the note receivable and any applicable interest. However, we cannot predict the ultimate outcome that Mirant's bankruptcy will have on the collectibility of the note from Mirant Curacao. Nations Energy will continue to evaluate the collectibility of the receivable, but currently expects to collect the note in its entirety and has not recorded any reserve for this note.



ITEM 8. -- CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------------------------

         See Item 15 for a list of the Consolidated Financial Statements that are included in the following pages. See Note 20 of the Notes to Consolidated Financial Statements.

                         Report of Independent Auditors


To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors and Stockholders of Tucson Electric Power Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company and its subsidiaries (TEP) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's and TEP's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company and TEP changed the manner in which they account for asset retirement costs as of January 1, 2003. As discussed in Note 7 to the consolidated financial statements, the Company and TEP changed their method of accounting for derivative instruments as of January 1, 2001.



PricewaterhouseCoopers LLP
Los Angeles, California
February 20, 2004

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                             2003         2002        2001
------------------------------------------------------------------------------
                                                -Thousands of Dollars-
Operating Revenues
  Electric Retail Sales                  $  743,718   $  666,049   $  670,117
  Electric Wholesale Sales                  151,111      157,108      921,280
  Gas Revenue                                46,520            -            -
  Other Revenues                             28,546       13,747       16,851
------------------------------------------------------------------------------
    Total Operating Revenues                969,895      836,904    1,608,248
------------------------------------------------------------------------------
Operating Expenses
  Fuel                                      210,163      209,712      258,761
  Purchased Energy                          135,171       43,171      731,623
  Coal Contract Termination Fee                   -       11,250            -
  Other Operations and Maintenance          213,906      188,910      179,036
  Depreciation and Amortization             130,643      127,923      120,346
  Amortization of Transition Recovery
   Asset                                     31,184       24,554       21,609
  Taxes Other Than Income Taxes              48,115       45,508       46,213
------------------------------------------------------------------------------
    Total Operating Expenses                769,182      651,028    1,357,588
------------------------------------------------------------------------------
      Operating Income                      200,713      185,876      250,660
------------------------------------------------------------------------------
Other Income (Deductions)
  Interest Income                            20,493       20,654       14,600
  Other Income                                7,306        6,200       16,632
  Other Expense                              (5,620)      (8,026)     (14,964)
------------------------------------------------------------------------------
    Total Other Income (Deductions)          22,179       18,828       16,268
------------------------------------------------------------------------------
Interest Expense
  Long-Term Debt                             80,844       65,620       68,678
  Interest on Capital Leases                 84,080       87,801       90,559
  Other Interest Expense, Net of
   Amounts Capitalized                        1,708        1,130         (658)
------------------------------------------------------------------------------
    Total Interest Expense                  166,632      154,551      158,579
------------------------------------------------------------------------------
Income Before Income Taxes and
 Cumulative Effect of Accounting Change      56,260       50,153      108,349
  Income Tax Expense                         11,114       16,878       47,474
------------------------------------------------------------------------------
Income Before Cumulative Effect of
 Accounting Change                           45,146       33,275       60,875
  Cumulative Effect of Accounting Change
   - Net of Tax                              67,471            -          470
------------------------------------------------------------------------------
Net Income                               $  112,617   $   33,275   $   61,345
==============================================================================
Average Shares of Common Stock
 Outstanding (000)                           33,828       33,665       33,398
==============================================================================
Basic Earnings per Share
  Income Before Cumulative Effect of
   Accounting Change                          $1.34        $0.99        $1.83
  Cumulative Effect of Accounting Change
   - Net of Tax                               $1.99            -        $0.01
  Net Income                                  $3.33        $0.99        $1.84
==============================================================================
Diluted Earnings per Share
  Income Before Cumulative Effect of
   Accounting Change                          $1.31        $0.97        $1.79
  Cumulative Effect of Accounting Change
   - Net of Tax                               $1.97            -        $0.01
  Net Income                                  $3.28        $0.97        $1.80
==============================================================================
Dividends Paid per Share                      $0.60        $0.50        $0.40
==============================================================================

See Notes to Consolidated Financial Statements.


UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31,
                                                 2003        2002       2001
------------------------------------------------------------------------------
                                                   -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales    $ 814,425  $ 731,404  $ 731,379
  Cash Receipts from Electric Wholesale Sales   203,717    248,305    760,258
  Cash Receipts from Gas Sales                   38,171          -          -
  Other Cash Receipts                             7,155     23,087     21,643
  MEG Cash Receipts from Trading Activity       101,743     57,889         49
  UED Springerville 3 Financial
   Closing Proceeds                              43,265          -          -
  Interest Received                              22,428     13,820     14,747
  Income Tax Refunds Received                    17,093        921         59
  Performance Deposits                           (3,499)     6,147     (8,629)
  Fuel Costs Paid                              (204,920)  (201,124)  (262,283)
  Purchased Energy Costs Paid                  (190,462)  (135,320)  (544,472)
  Wages Paid, Net of Amounts Capitalized        (82,482)   (75,479)   (71,043)
  Payment of Other Operations and
   Maintenance Costs                           (115,350)  (126,623)  (127,345)
  MEG Cash Payments for Trading Activity       (100,963)   (63,766)         -
  Capital Lease Interest Paid                   (74,865)   (68,975)   (79,745)
  Taxes Paid, Net of Amounts Capitalized       (110,391)  (106,550)  (105,484)
  Interest Paid, Net of Amounts Capitalized     (73,565)   (62,241)   (64,814)
  Income Taxes Paid                              (6,716)   (29,238)   (38,951)
  Coal Contract Termination and Amendment
   Fees Paid                                          -    (26,649)         -
  Deposit-Second Mortgage Indenture             (17,040)         -          -
  Other                                          (8,102)   (12,645)    (9,990)
------------------------------------------------------------------------------
    Net Cash Flows - Operating Activities       259,642    172,963    215,379
------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Capital Expenditures                         (137,282)  (112,706)  (121,735)
  Purchase of Citizens Assets                  (223,430)         -          -
  Proceeds from Investment in Springerville
   Lease Debt and Equity                         12,087      3,078          -
  Payments for Investment in Springerville
   Lease Debt and Equity                              -   (138,067)   (13,000)
  Investments in and Loans to Equity Investees   (2,072)   (23,592)   (18,474)
  Proceeds from the Sale of Millennium Energy
   Businesses                                         -          -     16,631
  Return of Nations Energy's Construction
   Deposits                                           -          -     15,574
  Proceeds from the Sale of Real Estate               -          -      6,580
  Other                                             (26)       397     (2,423)
------------------------------------------------------------------------------
    Net Cash Flows - Investing Activities      (350,723)  (270,890)  (116,847)
------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Proceeds from Borrowings under the Revolving
   Credit Facility                               45,000          -          -
  Payments on Borrowings under the Revolving
   Credit Facility                              (45,000)         -          -
  Proceeds from Issuance of Short-Term Debt      36,125      1,194        793
  Repayments of Short-Term Debt                 (35,960)    (1,078)      (252)
  Proceeds from Issuance of Long-Term Debt      160,000          -          -
  Repayment of Long-Term Debt                    (2,976)    (2,138)    (1,871)
  Payment of Debt Issue Costs                    (3,283)    (5,410)         -
  Payments on Capital Lease Obligations         (42,657)   (19,842)   (26,015)
  Common Stock Dividends Paid                   (20,208)   (16,806)   (13,376)
  Other                                          10,387      4,781      7,339
------------------------------------------------------------------------------
    Net Cash Flows - Financing Activities       101,428    (39,299)   (33,382)
------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                     10,338   (137,226)    65,150
Cash and Cash Equivalents, Beginning of Year     90,928    228,154    163,004
------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year        $ 101,266  $  90,928  $ 228,154
==============================================================================

See Note 20 for supplemental cash flow information.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                        2003         2002
------------------------------------------------------------------------------
                                                     -Thousands of Dollars-
ASSETS
Utility Plant
  Plant in Service                                 $ 2,899,305   $ 2,598,884
  Utility Plant under Capital Leases                   748,239       747,556
  Construction Work in Progress                        105,804        59,926
------------------------------------------------------------------------------
    Total Utility Plant                              3,753,348     3,406,366
  Less Accumulated Depreciation and Amortization    (1,262,962)   (1,178,547)
  Less Accumulated Amortization of Capital
   Lease Assets                                       (421,171)     (391,915)
------------------------------------------------------------------------------
    Total Utility Plant - Net                        2,069,215     1,835,904
------------------------------------------------------------------------------
Investments and Other Property
  Investments in Lease Debt and Equity                 178,789       191,867
  Other                                                109,570       123,238
------------------------------------------------------------------------------
    Total Investments and Other Property               288,359       315,105
------------------------------------------------------------------------------
Current Assets
  Cash and Cash Equivalents                            101,266        90,928
  Trade Accounts Receivable                             89,449        75,787
  Unbilled Accounts Receivable                          30,118         9,910
  Allowance for Doubtful Accounts                      (11,522)       (9,062)
  Materials and Fuel Inventory                          58,299        46,657
  Trading Assets                                        21,507        15,150
  Current Regulatory Assets                             12,129        11,778
  Deferred Income Taxes - Current                       15,925        15,917
  Interest Receivable - Current                         11,561        12,178
  Other                                                 21,117        15,762
------------------------------------------------------------------------------
    Total Current Assets                               349,849       285,005
------------------------------------------------------------------------------
Regulatory and Other Assets
  Transition Recovery Asset                            275,936       307,120
  Income Taxes Recoverable Through Future Revenues      49,849        57,044
  Other Regulatory Assets                               12,327        10,504
  Other Assets                                          46,594        47,606
------------------------------------------------------------------------------
    Total Regulatory and Other Assets                  384,706       422,274
------------------------------------------------------------------------------
Total Assets                                       $ 3,092,129   $ 2,858,288
==============================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                              $   539,655   $   441,147
  Capital Lease Obligations                            762,968       801,611
  Long-Term Debt                                     1,286,320     1,128,963
------------------------------------------------------------------------------
    Total Capitalization                             2,588,943     2,371,721
------------------------------------------------------------------------------
Current Liabilities
  Current Obligations under Capital Leases              50,269        42,960
  Current Maturities of Long-Term Debt                   1,742         1,840
  Accounts Payable                                      65,745        48,934
  Interest Accrued                                      62,927        60,238
  Trading Liabilities                                   19,136        10,255
  Taxes Accrued                                         42,136        33,850
  Accrued Employee Expenses                             16,081        13,644
  Other                                                 15,456         7,659
------------------------------------------------------------------------------
    Total Current Liabilities                          273,492       219,380
------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                    91,403        34,552
  Net Cost of Removal for Interim
   Retirements                                          60,998        54,748
  Accrued Asset Retirement Obligation                        -       112,807
  Other                                                 77,293        65,080
------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities       229,694       267,187
------------------------------------------------------------------------------
Commitments and Contingencies (Note 15)
------------------------------------------------------------------------------
Total Capitalization and Other Liabilities         $ 3,092,129   $ 2,858,288
==============================================================================

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                          December 31,
                                                       2003         2002
----------------------------------------------------------------------------
COMMON STOCK EQUITY                                 -Thousands of Dollars-
  Common Stock--No Par Value                         $  668,022  $  664,103
                                2003         2002
                             ----------  ----------
   Shares Authorized         75,000,000  75,000,000
   Shares Outstanding        33,787,941  33,578,959
  Accumulated Deficit                                  (126,523)   (218,932)
  Accumulated Other Comprehensive Loss                   (1,844)     (4,024)
----------------------------------------------------------------------------
    Total Common Stock Equity                           539,655     441,147
----------------------------------------------------------------------------
PREFERRED STOCK
  No Par Value, 1,000,000 Shares Authorized,
   None Outstanding                                           -           -
----------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
  Springerville Unit 1                                  484,219     503,237
  Springerville Coal Handling Facilities                129,415     132,333
  Springerville Common Facilities                       125,717     126,277
  Sundt Unit 4                                           72,196      81,268
  Other Leases                                            1,690       1,456
----------------------------------------------------------------------------
    Total Capital Lease Obligations                     813,237     844,571
   Less Current Maturities                              (50,269)    (42,960)
----------------------------------------------------------------------------
    Total Long-Term Capital Lease Obligations           762,968     801,611
----------------------------------------------------------------------------
LONG-TERM DEBT
         Issue               Maturity    Interest Rate
----------------------------------------------------------------------------
  First Mortgage Bonds
   Corporate                  2009          8.50%        27,000      27,365
   Industrial Development
    Revenue Bonds (IDBs)   2006 - 2008 6.10% to 7.50%    54,875      56,600
   First Collateral Trust
    Bonds                     2008          7.50%       138,300     138,300
  Second Mortgage IDBs*    2018 - 2022     Variable**   328,600     328,600
  Unsecured IDBs           2020 - 2033  5.85% to 7.13%  579,270     579,270
  Senior Unsecured Notes   2008 - 2015  6.23% to 7.61%  160,000           -
  Other Long-Term Debt                                       17         668
----------------------------------------------------------------------------
   Total Stated Principal Amount                      1,288,062   1,130,803
   Less Current Maturities                               (1,742)     (1,840)
----------------------------------------------------------------------------
    Total Long-Term Debt                              1,286,320   1,128,963
----------------------------------------------------------------------------
Total Capitalization                                 $2,588,943  $2,371,721
============================================================================

* The Second Mortgage IDBs are backed by $341 million of LOCs (Tranche A and Tranche B) under TEP's Credit Agreement. TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds. At December 31, 2003 and 2002, the annual LOC fees (including fronting fees) were 4.25% of the Tranche A commitment and 5.75% of the Tranche B commitment.

** Weighted average interest rates on variable rate tax-exempt debt (IDBs) ranged from 0.78% to 1.88% during 2003 and 2002, and the average interest rate on such debt was 1.07% in 2003 and 1.41% in 2002.

UniSource Energy also has stock options outstanding. See Note 18.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Accumulated
                         Common          Accumulated    Other         Total
                         Shares   Common  Earnings  Comprehensive Stockholders'
                      Outstanding* Stock  (Deficit) Income (Loss)    Equity
-------------------------------------------------------------------------------
                                        -In Thousands-
Balances at
 December 31, 2000        33,219  $657,507   $(283,370)  $       -    $374,137

Comprehensive Income
 (Loss):
  2001 Net Income              -         -      61,345           -      61,345

  Cumulative Effect of
   Accounting Change
   (net of $9,179,000
   income tax benefit)         -         -           -     (13,827)    (13,827)

     Reversal of
      Unrealized Loss
      on Cash Flow
      Hedges included
      in Cumulative
      Effect of
      Accounting Change
      (net of $9,179,000
      income tax expense)      -         -           -      13,827      13,827

  Unrealized Loss on Cash
   Flow Hedges (net of
   $5,537,000 income tax
   benefit)                    -         -           -      (8,340)     (8,340)

     Reversal of
      Unrealized Loss on
      Cash Flow Hedges
      (net of $5,537,000
      income tax expense)      -         -           -       8,340       8,340

Total Comprehensive                                                    --------
 Income                                                                 61,345
                                                                       --------

  Dividends Declared           -         -     (13,376)          -     (13,376)
  Shares Issued under
   Stock Compensation
   Plans                     113     2,210           -           -       2,210
  Shares Purchased by
   Deferred Compensation
   Trust Less
   Distributions              (7)     (215)          -           -        (215)
  Shares Issued for
   Stock Options             177     2,589           -           -       2,589
  Other                        -       603           -           -         603
-------------------------------------------------------------------------------

Balances at
 December 31, 2001        33,502   662,694    (235,401)          -     427,293

Comprehensive Income:
 2002 Net Income               -         -      33,275           -      33,275

  Minimum Pension
   Liability (net of
   $2,639,000 income
   tax benefit)                -         -           -      (4,024)     (4,024)

Total Comprehensive                                                    --------
 Income                                                                 29,251
                                                                       --------

  Dividends Declared           -         -     (16,806)          -     (16,806)
  Shares Issued under
   Stock Compensation
   Plans                       9        80           -           -          80
  Shares Distributed
   by Deferred
   Compensation Trust          3        48           -           -          48
  Shares Issued for
   Stock Options              65       934           -           -         934
  Other                        -       347           -           -         347
-------------------------------------------------------------------------------

Balances at
 December 31, 2002        33,579   664,103    (218,932)     (4,024)    441,147

Comprehensive Income:
 2003 Net Income               -         -     112,617           -     112,617

  Minimum Pension
   Liability Adjustment
   (net of $1,430,000
   income tax expense)         -         -           -       2,180       2,180

Total Comprehensive                                                    --------
 Income                                                                114,797
                                                                       --------

  Dividends Declared           -         -     (20,208)          -     (20,208)
  Shares Issued under
   Stock Compensation
   Plans                       7        55           -           -          55
  Shares Distributed
   by Deferred
   Compensation Trust          3        52           -           -          52
  Shares Issued for
   Stock Options             199     3,489           -           -       3,489
  Other                        -       323           -           -         323
-------------------------------------------------------------------------------

Balances at
 December 31, 2003        33,788  $668,022   $(126,523)  $  (1,844)   $539,655
===============================================================================

*UniSource Energy has 75 million authorized shares of common stock.

We describe limitations on our ability to pay dividends in Note 12.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

                                                  Years Ended December 31,
                                                2003        2002        2001
-------------------------------------------------------------------------------
                                                   -Thousands of Dollars-
Operating Revenues
  Electric Retail Sales                     $  688,643  $  666,049  $  670,117
  Electric Wholesale Sales                     151,030     157,108     921,280
  Other Revenues                                 9,018       8,618       8,508
-------------------------------------------------------------------------------
    Total Operating Revenues                   848,691     831,775   1,599,905
-------------------------------------------------------------------------------
Operating Expenses
  Fuel                                         210,163     209,712     258,761
  Purchased Power                               65,127      43,171     731,623
  Coal Contract Termination Fee                      -      11,250           -
  Other Operations and Maintenance             170,086     163,616     158,118
  Depreciation and Amortization                121,037     124,054     117,063
  Amortization of Transition Recovery Asset     31,184      24,554      21,609
  Taxes Other Than Income Taxes                 42,388      44,228      45,047
-------------------------------------------------------------------------------
    Total Operating Expenses                   639,985     620,585   1,332,221
-------------------------------------------------------------------------------
      Operating Income                         208,706     211,190     267,684
-------------------------------------------------------------------------------
Other Income (Deductions)
  Interest Income                               20,328      20,094      11,910
  Interest Income - Note Receivable from
   UniSource Energy                             10,242       9,329       9,330
  Other Income                                   3,272       4,102       2,925
  Other Expense                                 (1,604)     (1,779)     (2,626)
-------------------------------------------------------------------------------
    Total Other Income (Deductions)             32,238      31,746      21,539
-------------------------------------------------------------------------------
Interest Expense
  Long-Term Debt                                76,585      65,620      68,678
  Interest on Capital Leases                    84,053      87,783      90,506
  Other Interest Expense, Net of
   Amounts Capitalized                              66         446        (685)
-------------------------------------------------------------------------------
    Total Interest Expense                     160,704     153,849     158,499
-------------------------------------------------------------------------------

Income Before Income Taxes and Cumulative
 Effect of Accounting Change                    80,240      89,087     130,724
  Income Tax Expense                            20,122      35,350      55,910
-------------------------------------------------------------------------------
Income Before Cumulative Effect of
 Accounting Change                              60,118      53,737      74,814
Cumulative Effect of Accounting Change
 - Net of Tax                                   67,471           -         470
-------------------------------------------------------------------------------
Net Income                                  $  127,589  $   53,737  $   75,284
===============================================================================

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31,
                                                 2003       2002       2001
------------------------------------------------------------------------------
                                                   -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales    $ 753,424  $ 731,404  $ 731,379
  Cash Receipts from Electric Wholesale Sales   203,644    248,305    760,258
  Interest Received                              22,049     13,288     11,894
  Interest Received from UniSource Energy        19,571          -      9,330
  Income Tax Refunds Received                    16,926        921          -
  Fuel Costs Paid                              (204,920)  (201,124)  (262,283)
  Purchased Power Costs Paid                   (119,635)  (135,320)  (544,472)
  Wages Paid, Net of Amounts Capitalized        (63,409)   (60,871)   (61,839)
  Payment of Other Operations and
   Maintenance Costs                            (99,530)  (105,844)   (98,628)
  Capital Lease Interest Paid                   (74,851)   (68,911)   (79,663)
  Taxes Paid, Net of Amounts Capitalized       (100,622)  (101,866)  (101,729)
  Interest Paid, Net of Amounts Capitalized     (73,071)   (62,209)   (64,830)
  Income Taxes Paid                              (5,230)   (29,109)   (38,950)
  Coal Contract Termination and Amendment
   Fees Paid                                          -    (26,649)         -
  Deposit-Second Mortgage Indenture             (17,040)         -          -
  Other                                             482      1,502        702
------------------------------------------------------------------------------
    Net Cash Flows - Operating Activities       257,788    203,517    261,169
------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Capital Expenditures                         (121,854)  (103,307)  (103,913)
  Proceeds from Investment in Springerville
   Lease Debt and Equity                         12,078      3,078          -
  Payments for Investment in Springerville
   Lease Debt and Equity                              -   (138,067)   (15,167)
  Purchase of North Loop Gas Turbine from UED         -    (14,853)         -
  Proceeds from the Sale of Real Estate               -          -      6,580
  Other                                            (670)    (1,193)      (274)
------------------------------------------------------------------------------
    Net Cash Flows - Investing Activities      (110,446)  (254,342)  (112,774)
------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Proceeds from Borrowings under the Revolving
   Credit Facility                               45,000          -          -
  Payments on Borrowings under the Revolving
   Credit Facility                              (45,000)         -          -
  Repayments of Long-Term Debt                   (2,090)    (2,114)    (1,871)
  Payment of Debt Issue Costs                      (788)    (5,410)         -
  Dividends Paid to UniSource Energy            (80,000)   (35,000)   (50,000)
  Payments on Capital Lease Obligations         (42,553)   (19,544)   (25,875)
  Other                                         (12,427)     8,991        319
------------------------------------------------------------------------------
    Net Cash Flows - Financing Activities      (137,858)   (53,077)   (77,427)
------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and
 Cash Equivalents                                 9,484   (103,902)    70,968
Cash and Cash Equivalents, Beginning of Year     55,778    159,680     88,712
------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year        $  65,262  $  55,778  $ 159,680
==============================================================================

See Note 20 for supplemental cash flow information.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                         2003        2002
-------------------------------------------------------------------------------
                                                      -Thousands of Dollars-
ASSETS
Utility Plant
  Plant in Service                                 $ 2,681,133    $ 2,598,884
  Utility Plant under Capital Leases                   747,533        747,556
  Construction Work in Progress                         82,210         59,926
-------------------------------------------------------------------------------
    Total Utility Plant                              3,510,876      3,406,366
  Less Accumulated Depreciation and Amortization    (1,257,585)    (1,178,547)
  Less Accumulated Amortization of Capital
   Lease Assets                                       (421,135)      (391,915)
-------------------------------------------------------------------------------
    Total Utility Plant - Net                        1,832,156      1,835,904
-------------------------------------------------------------------------------
Investments and Other Property
  Investments in Lease Debt and Equity                 178,789        191,867
  Other                                                 41,285         21,358
-------------------------------------------------------------------------------
    Total Investments and Other Property               220,074        213,225
-------------------------------------------------------------------------------
Note Receivable from UniSource Energy                   70,132         79,462
-------------------------------------------------------------------------------
Current Assets
  Cash and Cash Equivalents                             65,262         55,778
  Trade Accounts Receivable                             61,960         66,826
  Unbilled Accounts Receivable                           7,632          9,910
  Allowance for Doubtful Accounts                      (11,034)        (9,012)
  Intercompany Accounts Receivable                      10,938         14,851
  Materials and Fuel Inventory                          50,107         44,500
  Current Regulatory Assets                              8,969         11,778
  Deferred Income Taxes - Current                       18,847         15,917
  Interest Receivable - Current                         11,561         12,178
  Other                                                  8,444          8,407
-------------------------------------------------------------------------------
    Total Current Assets                               232,686        231,133
-------------------------------------------------------------------------------
Regulatory and Other Assets
  Transition Recovery Asset                            275,936        307,120
  Income Taxes Recoverable Through Future Revenues      49,849         57,044
  Other Regulatory Assets                               11,973         10,504
  Other Assets                                          43,651         46,752
-------------------------------------------------------------------------------
    Total Regulatory and Other Assets                  381,409        421,420
-------------------------------------------------------------------------------
Total Assets                                       $ 2,736,457    $ 2,781,144
===============================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                              $   389,237    $   338,339
  Capital Lease Obligations                            762,323        801,508
  Long-Term Debt                                     1,126,320      1,128,410
-------------------------------------------------------------------------------
    Total Capitalization                             2,277,880      2,268,257
-------------------------------------------------------------------------------
Current Liabilities
  Current Obligations under Capital Leases              50,126         42,872
  Current Maturities of Long-Term Debt                   1,725          1,725
  Accounts Payable                                      37,998         41,704
  Intercompany Accounts Payable                          8,413         14,520
  Interest Accrued                                      58,620         60,238
  Taxes Accrued                                         29,535         35,772
  Accrued Employee Expenses                             14,716         13,370
  Other                                                  8,063          7,543
-------------------------------------------------------------------------------
    Total Current Liabilities                          209,196        217,744
-------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                   123,469         67,490
  Other Regulatory Liabilities                          60,417         54,748
  Accrued Asset Retirement Obligation                        -        112,807
  Other                                                 65,495         60,098
-------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities       249,381        295,143
-------------------------------------------------------------------------------
Commitments and Contingencies (Note 15)
-------------------------------------------------------------------------------
Total Capitalization and Other Liabilities         $ 2,736,457    $ 2,781,144
===============================================================================

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                          December 31,
                                                       2003         2002
-----------------------------------------------------------------------------
COMMON STOCK EQUITY                                 -Thousands of Dollars-

 Common Stock--No Par Value                         $  655,534   $  654,405
                               2003         2002
                            ----------  ----------
  Shares Authorized         75,000,000  75,000,000
  Shares Outstanding*       32,139,555  32,139,555
 Capital Stock Expense                                  (6,357)      (6,357)
 Accumulated Deficit                                  (258,096)    (305,685)
 Accumulated Other Comprehensive Loss                   (1,844)      (4,024)
-----------------------------------------------------------------------------
    Total Common Stock Equity                          389,237      338,339
-----------------------------------------------------------------------------
PREFERRED STOCK
 No Par Value, 1,000,000 Shares Authorized,
  None Outstanding                                           -            -
-----------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
 Springerville Unit 1                                  484,219      503,237
 Springerville Coal Handling Facilities                129,415      132,333
 Springerville Common Facilities                       125,717      126,277
 Sundt Unit 4                                           72,196       81,268
 Other Leases                                              902        1,265
-----------------------------------------------------------------------------
   Total Capital Lease Obligations                     812,449      844,380
   Less Current Maturities                             (50,126)     (42,872)
-----------------------------------------------------------------------------
    Total Long-Term Capital Lease Obligations          762,323      801,508
-----------------------------------------------------------------------------
LONG-TERM DEBT
                                         Interest
        Issue              Maturity        Rate
-----------------------------------------------------------------------------
 First Mortgage Bonds
  Corporate                  2009          8.50%        27,000      27,365
  Industrial Development
   Revenue Bonds (IDBs)   2006 - 2008 6.10% to 7.50%    54,875      56,600
  First Collateral Trust
   Bonds                     2008          7.50%       138,300     138,300
 Second Mortgage Bonds
  (IDBs)**                2018 - 2022     Variable***  328,600     328,600
 Unsecured IDBs           2020 - 2033 5.85% to 7.13%   579,270     579,270
-----------------------------------------------------------------------------
   Total Stated Principal Amount                     1,128,045   1,130,135
   Less Current Maturities                              (1,725)     (1,725)
-----------------------------------------------------------------------------
    Total Long-Term Debt                             1,126,320   1,128,410
-----------------------------------------------------------------------------
Total Capitalization                                $2,277,880  $2,268,257
=============================================================================

* UniSource Energy is the holder of all but 121 shares of TEP's outstanding common stock.

** The Second Mortgage IDBs are backed by $341 million of LOCs (Tranche A and Tranche B) under TEP's Credit Agreement. TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds. At December 31, 2003 and 2002, the annual LOC fees (including fronting fees) were 4.25% of the Tranche A commitment and 5.75% of the Tranche B commitment.

*** Weighted average interest rates on variable rate tax-exempt debt (IDBs) ranged from 0.78% to 1.88% during 2003 and 2002, and the average interest rate on such debt was 1.07% in 2003 and 1.41% in 2002.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Accumulated
                                 Capital Accumulated    Other        Total
                          Common  Stock   Earnings  Comprehensive Stockholders'
                          Stock  Expense (Deficit)  Income (Loss)    Equity
-------------------------------------------------------------------------------
                                            -Thousands of Dollars-
Balances at
 December 31, 2000      $ 652,313  $(6,357) $(349,706)  $      -    $ 296,250

Comprehensive Income
 (Loss):
  2001 Net Income               -        -     75,284          -       75,284

  Cumulative Effect of
   Accounting Change
   (net of $9,179,000
   income tax benefit)          -        -          -    (13,827)     (13,827)

     Reversal of
      Unrealized Loss on
      Cash Flow Hedges
      included in
      Cumulative Effect
      of Accounting
      Change (net of
      $9,179,000 income
      tax expense)              -        -          -     13,827       13,827

  Unrealized Loss on
   Cash Flow Hedges (net
   of $5,537,000 income
   tax benefit)                 -        -          -     (8,340)      (8,340)

    Reversal of
     Unrealized Loss on
     Cash Flow Hedges
     (net of $5,537,000
     income tax expense)        -        -          -      8,340        8,340

Total Comprehensive                                                  ---------
 Income                                                                75,284
                                                                     ---------
  Dividend Paid                 -        -    (50,000)         -      (50,000)
  Capital Contribution
    from UniSource
    Energy                  1,592        -          -          -        1,592
  Other                       116        -          -          -          116
-------------------------------------------------------------------------------

Balances at
 December 31, 2001        654,021   (6,357)  (324,422)         -      323,242

Comprehensive Income:
 2002 Net Income                -        -     53,737          -       53,737

  Minimum Pension
   Liability (net of
   $2,639,000 income
   tax benefit)                 -        -          -     (4,024)      (4,024)

Total Comprehensive                                                  ---------
 Income                                                                49,713
                                                                     ---------
  Dividend Paid                 -        -    (35,000)         -      (35,000)
  Capital Contribution
   from UniSource
   Energy                     346        -          -          -          346
  Other                        38        -          -          -           38
-------------------------------------------------------------------------------

Balances at
 December 31, 2002        654,405   (6,357)  (305,685)    (4,024)     338,339

Comprehensive Income:
 2003 Net Income                -        -    127,589          -      127,589

  Minimum Pension
   Liability Adjustment
    (net of $1,430,000
    income tax expense)         -        -          -      2,180        2,180

Total Comprehensive                                                  ---------
 Income                                                               129,769
                                                                     ---------
  Dividend Paid                 -        -    (80,000)         -      (80,000)
  Capital Contribution
   from UniSource Energy    1,129        -          -          -        1,129
-------------------------------------------------------------------------------

Balances at
 December 31, 2003      $ 655,534  $(6,357) $(258,096)  $ (1,844)  $  389,237
===============================================================================

We describe limitations on TEP's ability to pay dividends in Note 12.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

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

     TEP, a regulated public utility incorporated in Arizona since 1963, is UniSource Energy's largest operating subsidiary and represented approximately 86% of UniSource Energy's assets as of December 31, 2003. TEP generates, transmits and distributes electricity. TEP serves more than 367,000 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the western U.S.

     On August 11, 2003, UniSource Energy completed the purchase of the Arizona gas and electric system assets from Citizens Communications Company (Citizens) and established UES to hold such assets. UES' businesses are described in Note 3.

     Millennium's unregulated businesses are described in Note 8 and UED's services are described in Note 6.

     References to "we" and "our" are to UniSource Energy and its subsidiaries, collectively.

  BASIS OF PRESENTATION

     On January 1, 1998, TEP and UniSource Energy exchanged all the outstanding common stock of TEP on a share-for-share basis for the common stock of UniSource Energy. Following the share exchange, in January 1998 TEP transferred the stock of Millennium to UniSource Energy for a $95 million ten-year promissory note. Approximately $25 million of this note represents a gain to TEP. TEP has not and will not record this gain. Instead, this gain will be reflected as an increase in TEP's common stock equity when UniSource Energy pays the principal portion of the note which is required to be paid in 2008. In accordance with the Arizona Corporation Commission (ACC) order authorizing the formation of the holding company, the note bears interest at 9.78% payable every two years beginning January 1, 2000. For the interest payment due January 1, 2004, UniSource Energy paid TEP $20 million in December 2003. We expect that this intercompany note will be repaid in full in connection with the proposed acquisition of UniSource Energy. See Note 2.

     We used the following accounting methods to report investments in subsidiaries or other companies:

     - CONSOLIDATION: The consolidation method is used where a majority of the voting stock of a subsidiary is held and control over the subsidiary is exercised. The accounts of the subsidiary are combined with the accounts of the parent and intercompany balances and transactions are eliminated.

     - THE EQUITY METHOD: The equity method is used to report corporate joint ventures, partnerships, and affiliated company investments when the ability to exercise significant influence over the operating and financial policies of an investee company is demonstrated. The equity method is typically used when 20% to 50% of the voting interest is held. Under the equity method:

       - The investment appears on a single line item on the balance sheet; and
       - The net income (loss) from the entity is reflected in Other Income on the income statements. For investments where UniSource Energy, TEP, UES or Millennium is committed to providing all of the financing, they recognize 100% of the losses (see Note 8).

     - THE COST METHOD: The cost method is used when not enough shares are owned to exercise significant influence over an investee company. Typically the cost method is used for investments of less than 20% of the voting interest in an investee company. Under the cost method:

       - The investment appears on a single line item on the balance sheet; and
       - Income from investee dividend distributions is reflected as Other Income on the income statements; and - Loss is included in Other Income on the income statements when impairment of the value of the investment becomes evident.

  USE OF ACCOUNTING ESTIMATES

     Management makes estimates and assumptions when preparing financial statements under accounting principles generally accepted in the United States of America (GAAP). These estimates and assumptions affect:

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

  ACCOUNTING FOR RATE REGULATION

     The ACC and the Federal Energy Regulatory Commission (FERC) regulate portions of TEP's and UES' utility accounting practices and electric rates. The ACC has authority over certain rates charged to retail customers, the issuance of securities, and transactions with affiliated parties. The FERC regulates TEP's and UES' rates for wholesale power sales and transmission services.

     TEP and UES generally use the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's and UES' retail rates, the ACC may not allow TEP or UES to currently charge their customers to recover certain expenses, but instead may require that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP and UES defer these items and show them as regulatory assets on the balance sheet until TEP and UES are allowed to charge their customers. TEP and UES then amortize these items as expense to the income statement as those charges are recovered from customers. Similarly, certain revenue item s may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

     The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

     - an independent regulator sets rates;
     - the regulator sets the rates to recover specific costs of delivering service; and the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

  CASH AND CASH EQUIVALENTS

     UniSource Energy and TEP define Cash and Cash Equivalents as cash (unrestricted demand deposits) and all highly liquid investments purchased with an original maturity of three months or less.

  UTILITY PLANT

     TEP reports its utility plant on its balance sheets at cost. UES reports the utility plant of its two operating companies, UNS Gas and UNS Electric, at cost. Utility plant includes:

     - Material and labor costs,
     - Contractor costs,
     - Construction overhead costs (where applicable), and
     - An Allowance for Funds Used During Construction (AFUDC) or capitalized interest during construction.

     AFUDC reflects the cost of financing construction for transmission and distribution projects with borrowed and equity funds.

     TEP imputed the cost of capital on transmission and distribution construction expenditures at an average of 8.43% in 2003, 8.40% in 2002 and 8.46% in 2001, to reflect the cost of using borrowed and equity funds to finance construction. The component of AFUDC attributable to borrowed funds is included as a reduction of Other Interest Expense on the income statement and totaled $1 million in 2003, 2002 and 2001. The equity component is included in Other Income and totaled $1 million in 2003, 2002 and 2001.

     The interest capitalized during construction of TEP's generation-related construction projects is included as a reduction of Other Interest Expense on the income statement and totaled $1 million in 2003, $0.5 million in 2002 and $1 million in 2001. The average capitalized interest rate during construction applied to generation-related construction expenditures was 4.14% in 2003, 4.26% in 2002 and 4.93% in 2001.

     For the period August 11, 2003 through December 31, 2003, UES imputed the cost of capital on construction expenditures at an average of 8.73% for UNS Electric and 7.85% for UNS Gas. The component of AFUDC attributable to borrowed funds is included as a reduction of Other Interest Expense on the income statement and totaled $0.2 million in 2003. The equity component is included in Other Income and totaled $0.2 million in 2003.

     Depreciation

     TEP and UES compute depreciation for owned utility plant on a straight-line basis at rates based on the economic lives of the assets. See Note 9. The depreciation rates are approved by the ACC for all plant except TEP's deregulated generation assets. The depreciable lives for TEP's generation plant are based on remaining useful lives. Changes made to the depreciable lives of TEP's generation plant are discussed in Note 9. The depreciation rates for generation plant reflect interim retirements. Interim retirements of generation plant, together with removal costs less salvage, are charged to accumulated depreciation. The costs of planned major maintenance activities are recorded as the costs are actually incurred and are not accrued in advance of the planned maintenance. Planned major maintenance activities include the scheduled overhauls at TEP's generation plants. Minor replacements and repairs are expensed as incurred.

     The depreciable lives for transmission, distribution, general and intangible plant are based on average lives. The rates reflect estimated removal costs, net of estimated salvage value for interim retirements. Retirements of transmission plant, distribution plant, general plant and intangible plant, together with the cost of removal less salvage, are charged to accumulated depreciation. As of December 31, 2003, the net cost of removal of interim retirements for transmission, distribution, general and intangible plant have been reclassified from accumulated depreciation to a regulatory liability and prior period amounts have been reclassified to conform to this presentation.

     The average annual depreciation rates for TEP's utility plant were 3.78% in 2003, 4.01% in 2002, and 3.88% in 2001. The average annual depreciation rates for UES' utility plant for the period of August 11, 2003 through December 31, 2003 were 3.88% for UNS Electric and 1.47% for UNS Gas.

     Computer Software Costs

     TEP and UES capitalize all costs incurred to purchase computer software and amortize those costs over the estimated economic life of the product. Capitalized computer software costs would be immediately charged to expense if the software is determined to be no longer useful. TEP's amortization of capitalized computer software costs was $6 million in 2003, 2002 and 2001.

     TEP Utility Plant under Capital Leases

     TEP financed the following generation assets with capital leases:

     - Springerville Common Facilities, - Springerville Unit 1, - Springerville Coal Handling Facilities, and - Sundt (Irvington) Unit 4.

     The following table shows the amount of lease expense incurred for TEP's generation-related capital leases. We describe the lease terms in TEP Capital Lease Obligations in Note 10.

                                             Years Ended December 31,
                                               2003     2002    2001
       ---------------------------------------------------------------
                                              -Millions of Dollars-
        Lease Expense:
          Interest Expense on Capital
           Leases                              $ 84     $ 88     $ 90
          Amortization - Included in:
            Operating Expenses - Fuel             4        4        4
            Operating Expenses -
             Depreciation and Amortization       25       25       25
       ---------------------------------------------------------------
            Total Lease Expense                $113     $117     $119
       ===============================================================

  MILLENNIUM AND UED PROPERTIES AND EQUIPMENT

     Millennium's and UED's properties and equipment are included, net of accumulated depreciation, in UniSource Energy's balance sheets in the Investments and Other Property-Other line item. Properties and equipment are stated at original cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance, repairs and minor renewals are charged to expense as incurred, while major renewals and betterments are capitalized.

  DEBT

     We defer costs related to the issuance of debt. These costs include underwriters' commissions, discounts or premiums, and other costs such as legal, accounting and regulatory fees and printing costs. We amortize these costs over the life of the debt using the straight-line method, which approximates the effective interest method.

     TEP recognizes gains and losses on reacquired debt associated with the generation portion of TEP's operations as incurred. TEP defers and amortizes the gains and losses on reacquired debt associated with TEP's regulated operations to interest income or interest expense over the remaining life of the original debt.

  UTILITY OPERATING REVENUES

     TEP and UES record utility operating revenues when services are provided or commodities are delivered to customers. Operating revenues include unbilled revenues which are earned (service has been provided) but not billed by the end of an accounting period.

     An Allowance for Doubtful Accounts is recorded as an expense and reduces accounts receivable for revenue amounts that are estimated to become uncollectible. TEP's Allowance for Doubtful Accounts was $11 million at December 31, 2003 and $9 million at 2002. See Note 13 for further discussion of TEP's wholesale accounts receivable and allowances. UES' Allowance for Doubtful Accounts was $0.4 million at December 31, 2003.

  REVENUE FROM LONG-TERM RESEARCH AND DEVELOPMENT CONTRACTS

     UniSource Energy's income statements have included Global Solar's long-term contract revenue in Other Operating Revenues since Global Solar was consolidated on June 1, 2000. Global Solar recognized long-term contract revenue of approximately $1 million in 2003, $1 million in 2002 and $2 million in 2001. Global Solar recognized total annual research and development expense of approximately $7 million in 2003 and 2002, and $9 million in 2001. These expenses include both costs associated with revenue producing contracts and internal development costs. Global Solar derives much of its revenue from funding received under research and development contracts with various U.S. governmental agencies. Revenues on these contracts are recognized as follows:

     - COST REIMBURSEMENT CONTRACTS - Revenue is recognized as costs are incurred;
     - COST PLUS FIXED FEE CONTRACTS - Revenues are recognized using the percentage of completion method of accounting by relating contract costs incurred to date to total contract costs; and - FIXED FEE CONTRACTS - Revenues are recognized when applicable milestones are met.

     Contract costs include direct material, direct labor and overhead costs.

  FUEL AND PURCHASED ENERGY COSTS

     TEP

     Fuel inventory, primarily coal, is recorded at weighted average cost. TEP uses full absorption costing. Under full absorption costing, all handling and procurement costs are included in the cost of the inventory. Examples of these costs are direct material, direct labor and overhead costs. TEP has long-term contracts for the purchase and transportation of coal with expiration dates from 2006 through 2020. The contracts require TEP to pay a take-or-pay fee if certain minimum quantities of coal are not purchased or transported. TEP expenses such fees as they are incurred. See Fuel Purchase and Transportation Commitments in
Note 15, below. Fuel costs include coal mine reclamation expenses as they are charged to TEP on an ongoing basis.

     UES

     UNS Electric defers differences between purchased energy costs and the recovery of such costs in revenues. Future billings are adjusted for such deferrals through use of a Purchased Power and Fuel Adjustment Clause (PPFAC) approved by the ACC. The PPFAC allows for a revenue surcharge or surcredit (that adjusts the customer's base rate for delivered purchased power) to collect or return under or over recovery of costs. At December 31, 2003, UNS Electric had a liability of $0.5 million for over recovered purchased power costs that is included in Deferred Credits and Other Liabilities - Other on UniSource Energy's consolidated balance sheet.

     UNS Gas defers differences between actual gas purchase costs and the recovery of such costs in revenues under a Purchase Gas Adjustor (PGA) mechanism. The PGA mechanism is intended to address the volatility of natural gas prices and allows UNS Gas to recover its costs through a price adjustor. The PGA charge may be changed monthly based on an ACC approved mechanism that compares the twelve-month rolling average gas cost to the base cost of gas, subject to limitations on how much the price per therm may change in a twelve month period. The difference between the actual cost of UNS Gas' gas supplies and transportation contracts and that currently allowed by the ACC is deferred and recovered or repaid through the PGA mechanism. When under or over recovery trigger points are met, UNS Gas may request a PGA surcharge or surcredit with the goal of collecting or returning the amount deferred from or to customers over a twelve month period. At December 31, 2003, UNS Gas had a $3.2 million asset for under rec overed purchased gas costs that is included in Current Regulatory Assets on UniSource Energy's consolidated balance sheet.

  INCOME TAXES

     We are required by GAAP to report some of our assets and liabilities differently for our financial statements than we do for income tax purposes. The tax effects of differences in these items are reported as deferred income tax assets or liabilities in our balance sheets. We measure these tax assets and liabilities using income tax rates that are currently in effect. Federal Investment Tax Credits (ITC) as well as applicable state income tax credits are accounted for as a reduction of income tax expense in the year in which the credit arises.

     We allocate income taxes to the subsidiaries based on their taxable income and deductions as reported in the consolidated and/or combined tax return filings.

  EMISSIONS ALLOWANCES

     Emissions Allowances are issued to qualifying utilities by the Environmental Protection Agency (EPA) based on past operational history. Each allowance permits emission of one ton of sulfur dioxide (SO2) in its vintage year or a subsequent year. These allowances have no book value for accounting purposes but may be sold if TEP does not need them for operations. TEP also may purchase additional allowances if needed. See Note 15. TEP did not sell any excess allowances in 2003. In 2002, TEP sold 4,000 allowances that were in excess of those required for compliance to Millennium Environmental Group, Inc.
(MEG) at their fair market value of $0.5 million. This intercompany sale was eliminated in UniSource Energy consolidation. MEG subsequently sold these allowances to a third party.

  DERIVATIVE FINANCIAL INSTRUMENTS

     TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. The majority of TEP's forward contracts are considered to be normal purchases and sales and, therefore, are not required to be marked to market. However, some of these forward contracts are considered to be derivatives, which TEP marks to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

     UNS Gas and UNS Electric do not currently have any contracts that are required to be marked to market.

     MEG enters into swap agreements, options and forward contracts relating to Emissions Allowances and coal. MEG marks its trading contracts to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

  STOCK-BASED COMPENSATION

     At December 31, 2003, UniSource Energy had two stock-based compensation plans, which are described in Note 18. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations.

     Our stock options are granted with an exercise price equal to the market value of the stock at the date of the grant. Accordingly, no compensation expense is recorded for these awards. However, compensation expense is recognized for restricted stock, stock unit, and performance share awards over the performance/vesting period.

     The following table illustrates the effect on UniSource Energy's net income and earnings per share and TEP's net income had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), to all stock-based employee compensation awards:

UniSource Energy:
----------------

                                              Years Ended December 31,
                                               2003     2002    2001
       -----------------------------------------------------------------
                                               -Thousands of Dollars-
                                               (except per share data)
        Net Income - As Reported           $112,617  $ 33,275  $ 61,345
        Add: Stock-based employee
         compensation expense included
         in reported net income, net of
         related tax effects                    850       486       544
        Deduct: Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of related tax
         effects                             (1,840)   (1,757)   (1,565)
       -----------------------------------------------------------------
        Pro Forma Net Income               $111,627  $ 32,004  $ 60,324
       =================================================================
        Earnings per Share:
        Basic - As Reported                  $ 3.33    $ 0.99    $ 1.84
        Basic - Pro Forma                    $ 3.30    $ 0.95    $ 1.81
        Diluted - As Reported                $ 3.28    $ 0.97    $ 1.80
        Diluted - Pro Forma                  $ 3.25    $ 0.93    $ 1.77
       -----------------------------------------------------------------

TEP:
---
                                              Years Ended December 31,
                                               2003     2002    2001
       -----------------------------------------------------------------
                                               -Thousands of Dollars-
        Net Income - As Reported           $127,589  $ 53,737  $ 75,284
        Add: Stock-based employee
         compensation expense included
         in reported net income, net of
         related tax effects                    787       467       521
        Deduct: Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of related tax
         effects                             (1,761)   (1,725)   (1,539)
       -----------------------------------------------------------------
        Pro Forma Net Income               $126,615  $ 52,479  $ 74,266
       =================================================================

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        2003      2002      2001
      -------------------------------------------------------------
        Expected life (years)              5         5         5
        Interest rate                   2.78%     1.45%     4.70%
        Volatility                     23.38%    23.74%    23.93%
        Dividend yield                  3.44%     2.83%     2.08%
        Weighted-average grant-date
         fair value of options
         granted during the period     $2.92     $2.90     $4.27
      -------------------------------------------------------------

  NEW ACCOUNTING STANDARDS

     The FASB recently issued the following Statements of Financial Accounting Standards (FAS) and FASB Interpretations (FIN):

     - FIN 46, Consolidation of Variable Interest Entities, was issued in January 2003, and was subsequently revised in December 2003. The guidance addresses when a company should include in its financial statements the assets and liabilities of another entity. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprises should consolidate the variable interest entity (primary beneficiary). FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. For public companies, the revised FIN 46 is effective for financial periods ending after March 15, 2004. Early application is permissible. Companies that implemented FIN 46 prior to its revision may continue to apply that guidance until the implementation date of the revision. The adoption of FIN 46 and revisions did not and are not expected to have a significant impact on our financial statements.

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

     - FAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003), was issued by the FASB in December 2003. FAS 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans beyond those in the original Statement 132 which it replaces. FAS 132, as revised, is effective for fiscal years ending after December 15, 2003. The revised disclosure requirements are included in Note 16, below.

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

     In August 2003, the EITF also published Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not "Held for Trading Purposes" as Defined in EITF Issue No. 02-3 (EITF 03-11). EITF 03-11 discusses whether realized gains and losses should be shown gross or net in the income statement for contracts that are not held for trading purposes, as defined in EITF 02-3, but are derivatives subject to FAS 133. Determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances with respect to the various activities of the entity. Retroactive application of EITF 03-11 is not required. Therefore, any derivative instruments that are not held for trading purposes but are subject to FAS 133 will be evaluated bas ed on this new guidance and will be reported accordingly in the financial statements beginning January 1, 2004.

  RECLASSIFICATIONS

     UniSource Energy and TEP have made reclassifications to the prior year financial statements for comparative purposes. See Note 5, Note 7 and Note 21. These reclassifications had no effect on net income.

NOTE 2. PROPOSED ACQUISITION OF UNISOURCE ENERGY
------------------------------------------------

     On November 21, 2003, UniSource Energy and Saguaro Acquisition Corp., a Delaware corporation, entered into an acquisition agreement, providing for the acquisition of all of the common stock of UniSource Energy for $25.25 per share by an affiliate of Saguaro Utility Group L.P., an Arizona limited partnership ("Saguaro Utility"), whose general partner is Sage Mountain, L.L.C. and whose limited partners include investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P., J.P. Morgan Partners, LLC and Wachovia Capital Partners.

     Pursuant to the terms of the acquisition agreement, Saguaro Acquisition Corp., will merge with and into UniSource Energy. UniSource Energy will be the surviving corporation, but and will become an indirect wholly-owned subsidiary of Saguaro Utility. Upon consummation of the acquisition, Saguaro Utility will cause the surviving corporation to pay approximately $880 million in cash to UniSource Energy's shareholders and holders of stock options, stock units, restricted stock and performance shares awarded under our performance incentivestock based compensation plans.

     UniSource Energy's shareholders will formally consider a proposal to approve the acquisition agreement at a meeting scheduled for March 29, 2004. We expect the acquisition, which is subject to several conditions, including receipt of certain regulatory approvals, to occur in the second half of 2004.

     The acquisition agreement contains operating covenants with respect to the operations of our business pending the consummation of the acquisition. Generally, unless UniSource Energy obtains Saguaro Acquisition Corp.'s prior written consent, we must carry on our business in the ordinary course consistent with past practice and use all commercially reasonable efforts to preserve substantially intact our present business organization and present regulatory, business and employee relationships. In addition, the acquisition agreement restricts our activities, subject to the receipt of Saguaro Acquisition Corp.'s prior written consent, including the issuance or repurchase of capital stock, the amendment of organizational documents, acquisitions and dispositions of assets, capital expenditures, incurrence of indebtedness, modification of employee compensation and benefits, changes in accounting methods, discharge of liabilities, and matters relating to UniSource Energy's investment in Millennium.

     Either UniSource Energy or Saguaro Acquisition Corp. may terminate the acquisition agreement in certain circumstances, including if the acquisition is not consummated by March 31, 2005, certain regulatory approvals are not obtained or our shareholders fail to approve the transaction. In certain circumstances, upon the termination of the acquisition agreement, UniSource Energy would be required to pay Saguaro Acquisition Corp.'s expenses and a termination fee in an aggregate amount of up to $25 million. See Note 15 for a description of litigation related to the acquisition of UniSource Energy by Saguaro Acquisition Corporation.

NOTE 3.  ESTABLISHMENT OF UES
-----------------------------

     On August 11, 2003, UniSource Energy acquired the Arizona gas and electric system assets from Citizens for $223 million, comprised of the base purchase price plus other operating capital adjustments and transaction costs. This acquisition added over 128,000 retail gas customers and 81,000 retail electric customers in Arizona to UniSource Energy's customer base as of December 31, 2003. UniSource Energy formed two new operating companies called UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric) to acquire these assets, as well as an intermediate holding company, UES, to hold the common stock of UNS Gas and UNS Electric. The operating results of UNS Gas, UNS Electric, and UES have been included in UniSource Energy's consolidated financial statements since the acquisition date.

     The purchase price and the allocation of the assets acquired and the liabilities assumed based on their estimated fair market values as of the acquisition date are as follows:

      Purchase Price:                   -Thousands of Dollars-
     -----------------------------------------------------------
       Cash Paid                                      $218,558
       Transaction Costs                                 4,872
     -----------------------------------------------------------
         Total Purchase Price                         $223,430
     ===========================================================

      Allocation of Purchase Price:     -Thousands of Dollars-
     -----------------------------------------------------------
       Property, Plant & Equipment                    $228,001
       Current Assets                                   33,079
       Regulatory Assets                                   384
       Other Assets                                        580
       Long-Term Debt                                     (487)
       Current Liabilities                             (31,142)
       Deferred Credits and Other Liabilities           (6,985)
     -----------------------------------------------------------
         Total Purchase Price                         $223,430
     ===========================================================

  RATES AND REGULATION

     Concurrent with the closing of the acquisition, retail rate increases for customers of both UNS Electric and UNS Gas went into effect on August 11, 2003. These rate increases were approved by the ACC on July 3, 2003, when it approved the acquisition and the terms of the April 1, 2003 settlement agreement (UES Settlement Agreement) among UniSource Energy, Citizens, and the ACC Staff.

     UNS Gas

     UNS Gas is regulated by the ACC with respect to retail gas rates, the issuance of securities, and transactions with affiliated parties. UNS Gas' retail gas rates include a monthly customer charge, a base rate charge for delivery services and the cost of gas (expressed in cents per therm), and a PGA mechanism.

     The related ACC order and the UES Settlement Agreement include the following terms related to UNS Gas rates:

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

     The UES Settlement Agreement also limits dividends payable by UNS Gas to UniSource Energy to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. The ratio of common equity to total capitalization for UNS Gas is 35% at December 31, 2003.

     On September 9, 2003, the ACC approved a new PGA surcharge of $0.1155 per therm that took effect on October 1, 2003.

     UNS Electric

     UNS Electric is regulated by the ACC with respect to retail electric rates, the issuance of securities, and transactions with affiliated parties, and by the FERC with respect to wholesale power contracts and interstate transmission service.

     The ACC order and UES Settlement Agreement include the following terms related to UNS Electric rates:

     - A 22% overall increase in retail rates effective August 11, 2003 from the rates previously in effect for Citizens. This reflects the implementation of a PPFAC of $0.01825 per kWh, which combined with the current base purchased power rate of $0.05194 per kWh, results in a new PPFAC rate of $0.07019. This allows UNS Electric to fully recover the cost of purchased power under its current contract with its sole energy supplier, Pinnacle West Capital Corporation (PWCC). - UNS Electric must attempt to renegotiate the PWCC purchase power contract, and any savings that result from a renegotiated contract must be allocated in a ratio of 90% to ratepayers and 10% to shareholders.

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

     The UES Settlement Agreement also limits dividends payable by UNS Electric to UniSource Energy to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. The ratio of common equity to total capitalization for UNS Electric was 38% at December 31, 2003.

     On November 3, 2003, UNS Electric filed a plan to open its service territories to retail electric competition. The plan is subject to review and approval by the ACC. As a result of the court decisions concerning the ACC's Retail Electric Competition Rules, we are unable to predict when and how the ACC will address this plan.

     Income Statement Impact of Applying FAS 71

     If UES had not applied FAS 71, net income would have been $2 million greater, primarily as a result of the recovery of deferred purchased gas costs.

     Future Implications of Discontinuing Application of FAS 71

     UES' regulatory assets, net of regulatory liabilities, total $1 million at December 31, 2003, and are all presently included in rate base and consequently are earning a return on investment. If UES stopped applying FAS 71 to its regulated operations, it would write off the related balances of its regulatory assets as an expense and would write off its regulatory liabilities as income on its income statement. Based on the regulatory asset and liability balances at December 31, 2003, if UES had stopped applying FAS 71 to its regulated operations, it would have recorded an extraordinary after-tax loss of $1 million. UES' cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

  UES COMMITMENTS

     UNS Gas has firm transportation agreements with El Paso Natural Gas (EPNG) and Transwestern Pipeline Company (Transwestern) with combined capacity sufficient to meet its load requirements. EPNG provides gas transportation service under a converted full requirements contract in which UNS Gas pays a fixed reservation charge. This contract expires in August 2011. In July 2003, FERC required the conversion of UNS Gas' full requirements status under the EPNG agreement to contract demand starting on September 1, 2003. Upon conversion to contract demand status, UNS Gas now has specific volume limits in each month and specific receipt point rights from the available supply basins (San Juan and Permian). These changes will reduce the amount of less expensive San Juan gas available to UNS Gas. The impact, however, is not expected to be material. The annual cost of the EPNG capacity after conversion to contract demand will not change. The Transwestern contract expires in January 2007. The aggregate annual minimum transportation charges are expected to be approximately $3.5$4 million and $3.0 million annually through August 2011 for the EPNG contract and $3 million annually through January 2007 for the Transwestern contract. UNS Gas made payments under these contracts, respectively of $2 million in 2003.

     UNS Electric imports the power it purchases over the Western Area Power Administration's (WAPA) transmission lines. UNS Electric's transmission capacity agreements with WAPA provide for annual rate adjustments and expire in February 2008 and June 2011. The contract that expires in 2008 also contains a capacity adjustment clause. Under the terms of the agreements, UNS Electric's aggregate minimum fixed transmission charges are expected to be approximately $6 million in 2004 and $1 million in 2005 through 2011. UNS Electric made payments under these contracts of $2 million in 2003.

NOTE 4.  TEP REGULATORY MATTERS
-------------------------------

     Upon approval of the TEP Settlement Agreement in November 1999, TEP discontinued regulatory accounting under FAS 71 for its generation operations. TEP continues to report its transmission and distribution operations under FAS 71.

     TEP Settlement Agreement

     In November 1999, the ACC approved the TEP Settlement Agreement between TEP and certain customer groups relating to recovery of TEP's transition costs and standard retail rates. The TEP Settlement Agreement included:

     - CONSUMER CHOICE: By January 1, 2001, consumer choice for energy supply was available to all customers.

     - NO RATE INCREASE: TEP's retail rates may not be increased until December 31, 2008. TEP expects to recover the costs of transmission and distribution under regulated unbundled rates both during and after this period.

     - RECOVERY OF TRANSITION COSTS: TEP's rates include Fixed and Floating Competition Transition Charge (CTC) components designated for the recovery of transition costs, including generation-related regulatory assets and a portion of TEP's generation plant assets. Retail rates will decrease by the Fixed CTC amount after TEP has recovered $450 million or on December 31, 2008, whichever occurs first. The Floating CTC equals retail rates less the price of retail electric service. The price of retail electric service includes TEP's transmission and distribution charge and a market energy component based on a market index for electric energy. Because TEP's total retail rates are effectively frozen, the Floating CTC is expected to allow TEP to recoup the balance of transition recovery assets not otherwise recovered through the Fixed CTC. The Floating CTC will end no later than December 31, 2008.

     - GENERAL RATE CASE: TEP is required to file a general rate case by June 1, 2004, including an updated cost-of-service study. TEP's rates cannot be increased as a result of this general rate case. Any decrease resulting from this rate case would be effective no sooner than June 1, 2005.

     Transition Recovery Asset

     TEP's Transition Recovery Asset consists of generation-related regulatory assets and a portion of TEP's generation plant asset costs. Transition costs being recovered through the Fixed CTC include: (1) the Transition Recovery Asset; (2) generation-related plant assets included in Plant in Service on the balance sheet; and (3) excess capacity deferrals related to operating and capital costs associated with Springerville Unit 2 which are being amortized as an off-balance sheet regulatory asset. These transition costs were amortized as follows:

                                                  Years Ended December 31,
                                                   2003     2002    2001
   ------------------------------------------------------------------------
                                                    -Millions of Dollars-
    Amortization of Transition Costs Being
     Recovered Through the Fixed CTC:
       Transition Costs Being Recovered Through
        the Fixed CTC, beginning of year           $349     $386     $419
       Amortization of Transition Recovery Asset
        recorded on the income statement            (31)     (25)     (21)
       Amortization of Generation-Related Plant
        Assets                                       (5)      (3)      (3)
       Amortization of Excess Capacity Deferrals
        (off-balance sheet)                          (9)      (9)      (9)
   ------------------------------------------------------------------------
         Transition Costs Being Recovered Through
          the Fixed CTC, end of year               $304     $349     $386
   ========================================================================

     The portion of the Transition Recovery Asset that is recorded on the balance sheet was amortized as follows:

                                                  Years Ended December 31,
                                                   2003     2002    2001
   ------------------------------------------------------------------------
                                                    -Millions of Dollars-
    Amortization of Transition Recovery Asset
     Recorded on the Balance Sheet:
       Transition Recovery Asset, beginning of
        year                                       $307     $332     $353
       Amortization of Transition Recovery Asset
        recorded on the income statement            (31)     (25)     (21)
   ------------------------------------------------------------------------
         Transition Recovery Asset, end of year    $276     $307     $332
   ========================================================================

     The remaining transition costs being recovered through the Fixed CTC differ from the Transition Recovery Asset recorded on the balance sheet as follows:

                                                          December 31,
                                                          2003     2002
   ------------------------------------------------------------------------
                                                      -Millions of Dollars-
    Transition Costs Being Recovered Through
     the Fixed CTC, end of year                           $304     $349
    Unamortized Generation-Related Plant Assets            (28)     (33)
    Unamortized Excess Capacity Deferrals
     (off-balance sheet)                                     -       (9)
   ------------------------------------------------------------------------
         Transition Recovery Asset, end of year           $276     $307
   ========================================================================

     The remaining Transition Recovery Asset balance will be amortized as costs are recovered through rates until TEP has recovered $450 million of transition costs or until December 31, 2008, whichever occurs first.

  OTHER REGULATORY ASSETS AND LIABILITIES

     In addition to the Transition Recovery Asset related to TEP's othergeneration assets, the following regulatory assets and liabilities includeare being recovered through TEP's transmission and distribution businesses:

                                                  December 31,
                                                 2003      2002
        -----------------------------------------------------------
                                                 -In Millions-
         Other Regulatory Assets
          Income Taxes Recoverable Through
           Future Revenues                       $ 50     $ 57
          Current Regulatory Assets                 9       12
          Other Regulatory Assets                  12       11
        -----------------------------------------------------------
             Total Regulatory Assets             $ 71     $ 80
        ===========================================================
         Other Regulatory Liabilities
          Net Cost of Removal for Interim
           Retirements                           $ 60     $ 55
        ===========================================================

     Regulatory assets of approximately $21 million are not presently included in rate base and consequently are not earning a return on investment. These regulatory assets are being recovered through cost of service or are authorized to be collected in future base rates. Current regulatory assets of $9 million are related to differences between expenses recorded on the accrual basis for GAAP accounting and on a pay-as-you-go basis for regulatory accounting. The remaining recovery period generally ranges from 1 to 1.5 years. Regulatory compliance costs of $9 million require specific rate action and the recovery period will be determined in the rate case to be filed in 2004. The remaining $3 million represents unamortized loss on reacquired debt that is not included in rate base, but the amortization of these costs is included in the ratemaking calculation of the cost of debt, which is a component of the cost of capital (rate of return). All regulatory assets are probable of recovery.

     See Note 5 for a discussion of the amounts included in Other Regulatory Liabilities.

  INCOME STATEMENT IMPACT OF APPLYING FAS 71

     The amortization of TEP's regulatory assets had the following effect on UniSource Energy's and TEP's income statements:

                                         Years Ended December 31,
                                          2003     2002     2001
        -----------------------------------------------------------
                                           -Millions of Dollars-
         Operating Expenses
          Amortization of Transition
           Recovery Asset                 $ 31     $ 25     $ 21
         Interest Expense
          Long-Term Debt                     -        1        1
         Income Taxes                        7        7        5
        -----------------------------------------------------------

     If TEP had not applied FAS 71 in these years, the above amounts would have been reflected in the income statements in prior periods. The reclassification of TEP's generation-related regulatory assets to the Transition Recovery Asset shortened the amortization period for these assets to nine years.

  FUTURE IMPLICATIONS OF DISCONTINUING APPLICATION OF FAS 71

     TEP continues to apply FAS 71 to its regulated operations, which include the transmission and distribution portions of its business. TEP regularly assesses whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at December 31, 2003, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of approximately $173 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

NOTE 5.  ACCOUNTING CHANGE:  ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS
------------------------------------------------------------------------

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

     TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. The land on which these stations reside is leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at the expiration of the leases. TEP also has certain environmental obligations at the San Juan Generating Station (San Juan). TEP has estimated that its share of the cost to remove the Navajo and Four Corners facilities and to settle the San Juan environmental obligations will be approximately $38 million at the date of retirement. No other legal obligations to retire generation plant assets were identified. As of December 31, 2002, TEP had accrued $113 million for the final decommissioning of its generating facilities. This amount has been reclassified from accumulated depreciation to an accrued asset retirement obligation. As discussed below, this amount was reversed for 2002 and included as part of the cumulative effect of accounting change adjustment when FAS 143 was adopted on January 1, 2003.

     TEP and UES have various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP and UES operate their transmission and distribution systems as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, TEP and UES are not recognizing the costs of final removal of the transmission and distribution lines in their financial statements. As of December 31, 2003, TEP had accrued $60 million and UES had accrued $0.6 million for the net cost of removal for interim retirements from its transmission, distribution and general plant. As of December 31, 2002, TEP had accrued $55 million for these removal costs. These amounts have been reclassified from accumulated depreciation to a regulatory liability.

     Millennium and UED have no asset retirement obligations.

     Upon adoption of FAS 143 on January 1, 2003, TEP recorded an asset retirement obligation of $38 million at its net present value of $1.1 million, increased depreciable assets by $0.1 million for asset retirement costs, reversed $112.8 million of costs previously accrued for final removal from accumulated depreciation, reversed previously recorded deferred tax assets of $44.2 million and recognized the cumulative effect of accounting change as a gain of $111.7 million ($67.5 million net of tax). The adoption of FAS 143 also resulted in a $6 million reduction of current depreciation expense charged throughout the year because asset retirement costs are no longer recorded as a component of depreciation expense.

     The following table illustrates on a pro forma basis the amount of the asset retirement obligation as if FAS 143 had been applied during all periods presented:

                                           Years Ended December 31,
                                         2003       2002        2001
                                        Actual   Pro Forma   Pro Forma
        ---------------------------------------------------------------
                                            -Thousands of Dollars-
         Asset Retirement Obligation,
          beginning of year             $1,119     $1,017     $  925
         Accretion Expense                 112        102         92
        ---------------------------------------------------------------
         Asset Retirement Obligation,
          end of year                   $1,231     $1,119     $1,017
        ===============================================================

     The following tables illustrate on a pro forma basis the effect on UniSource Energy's net income and earnings per share and TEP's net income as if FAS 143 had been in effect for all income statement periods presented:

UniSource Energy:
----------------

                                              Years Ended December 31,
                                                  2002          2001
    -------------------------------------------------------------------
                                               -Thousands of Dollars-
                                               (except per share data)
     Net Income - As Reported                   $33,275        $61,345
      Adjustment to accrued expense (net
       of tax) as if FAS 143 had been
       applied effective January 1, 2001          3,461          3,341
    -------------------------------------------------------------------
     Pro Forma Net Income                       $36,736        $64,686
    ===================================================================
     Basic Earnings per Share:
      As Reported                               $  0.99        $  1.84
      Adjustment to accrued expense (net
       of tax) as if FAS 143 had been
       applied effective January 1, 2001        $  0.10        $  0.10
    -------------------------------------------------------------------
     Pro Forma                                  $  1.09        $  1.94
    ===================================================================
     Diluted Earnings per Share:
      As Reported                               $  0.97        $  1.80
      Adjustment to accrued expense (net
       of tax) as if FAS 143 had been
       applied effective January 1, 2001        $  0.10        $  0.10
    -------------------------------------------------------------------
     Pro Forma                                  $  1.07        $  1.90
    ===================================================================


TEP:
---
                                              Years Ended December 31,
                                                  2002          2001
    -------------------------------------------------------------------
                                               -Thousands of Dollars-
                                               (except per share data)
     Net Income - As Reported                   $53,737        $75,284
      Adjustment to accrued expense (net
       of tax) as if FAS 143 had been
       applied effective January 1, 2001          3,461          3,341
    -------------------------------------------------------------------
     Pro Forma Net Income                       $57,198        $78,625
    ===================================================================

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

NOTE 6.  SEGMENT AND RELATED INFORMATION
----------------------------------------

     Based on the way we organize our operations and evaluate performance, we have four reportable business segments:
     (1) TEP, a vertically integrated electric utility business, is UniSource Energy's largest subsidiary.
     (2) UES is the holding company for UNS Gas, a regulated gas distribution business; and UNS Electric, a regulated electric distribution utility business. Results from UES are for the period from August 11, 2003 through December 31, 2003 only (see Notes 1 and 3).
     (3) Millennium holds interests in unregulated energy and emerging technology businesses (see Note 8).
     (4) UED develops generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station. Prior to September 2002, UED owned a 20 MW gas turbine, which it leased to TEP. In September 2002, UED sold the turbine to TEP for its net book value of $15 million.

     Significant reconciling adjustments consist of the elimination of intercompany activity and balances. Millennium recorded revenue from transactions with TEP of $16 million, $14 million and $13 million in 2003, 2002 and 2001, respectively. TEP's related expense is reported in Other Operations and Maintenance expense on its income statement. Millennium's revenue and TEP's related expense are eliminated in UniSource Energy consolidation. Other significant reconciling adjustments include the elimination of the intercompany note between UniSource Energy and TEP, as well as the related interest income and expense; and the elimination of UED's rental income and TEP's rental expense from UED's turbine lease to TEP prior to UED's sale of the turbine to TEP in September 2002.

     As discussed in Note 1, we record our percentage share of the earnings of affiliated companies when we hold a 20% to 50% voting interest, except for investments where we provide all of the financing, in which case we recognize 100% of the losses. See Note 8. Our portion of the net income (loss) of the entities in which TEP and Millennium own a 20-50% interest or have the ability to exercise significant influence is shown below in Net Loss from Equity Method Entities.

     We disclose selected financial data for our business segments in the following tables:

                                 Segments                          UniSource
                       ---------------------------   Reconciling    Energy
2003                   TEP    UES  Millennium  UED   Adjustments Consolidated
-----------------------------------------------------------------------------
                                            -Millions of Dollars-
Income Statement
----------------
 Operating Revenues
  - External         $  848  $ 103   $   8    $  11    $    -      $  970
-----------------------------------------------------------------------------
 Operating Revenues
  - Intersegment          1      -      16        -       (17)          -
-----------------------------------------------------------------------------
 Depreciation and
  Amortization          121      5       5        -         -         131
-----------------------------------------------------------------------------
 Amortization of
  Transition Recovery
  Asset                  31      -       -        -         -          31
-----------------------------------------------------------------------------
 Interest Income         31      -       -        -       (11)         20
-----------------------------------------------------------------------------
 Net Loss from Equity
  Method Entities         -      -      (3)       -         -          (3)
-----------------------------------------------------------------------------
 Interest Expense       161      4       1        -         1         167
-----------------------------------------------------------------------------
 Income Tax (Benefit)
  Expense                20      2     (10)       5        (6)         11
-----------------------------------------------------------------------------
 Net Income (Loss)      128      3     (16)       7        (9)        113
-----------------------------------------------------------------------------
Cash Flow Statement
-------------------
 Capital Expenditures  (122)   (14)     (1)       -         -        (137)
-----------------------------------------------------------------------------
 Investments in and
  Loans to Equity
  Method Entities         -      -      (2)       -         -          (2)
-----------------------------------------------------------------------------
Balance Sheet
-------------
 Total Assets         2,736    306     144        3       (97)      3,092
-----------------------------------------------------------------------------
 Investments in
  Equity Method
  Entities                5      -      31        -         -          36
-----------------------------------------------------------------------------
2002
-----------------------------------------------------------------------------
Income Statement
----------------
 Operating Revenues
  - External         $  832          $   5    $   -    $    -      $  837
-----------------------------------------------------------------------------
 Operating Revenues
  - Intersegment          -             14        3       (17)          -
-----------------------------------------------------------------------------
 Depreciation and
  Amortization          124              4        -         -         128
-----------------------------------------------------------------------------
 Amortization of
  Transition Recovery
  Asset                  25              -        -         -          25
-----------------------------------------------------------------------------
 Interest Income         29              1        -        (9)         21
-----------------------------------------------------------------------------
 Net Loss from Equity
  Method Entities        (1)            (3)       -         -          (4)
-----------------------------------------------------------------------------
 Interest Expense       154              1        -         -         155
-----------------------------------------------------------------------------
 Income Tax (Benefit)
  Expense                35            (15)       1        (4)         17
-----------------------------------------------------------------------------
 Net Income (Loss)       54            (16)       1        (6)         33
-----------------------------------------------------------------------------
Cash Flow Statement
-------------------
 Capital Expenditures  (103)           (10)       -         -        (113)
-----------------------------------------------------------------------------
 Purchase of North
  Loop Gas Turbine
  from UED              (15)             -       15         -           -
-----------------------------------------------------------------------------
 Investments in and
  Loans to Equity
  Method Entities         -            (24)       -         -         (24)
-----------------------------------------------------------------------------
Balance Sheet
-------------
 Total Assets         2,781            151       38      (112)      2,858
-----------------------------------------------------------------------------
 Investments in
  Equity Method
  Entities                6             35        -         -          41
-----------------------------------------------------------------------------
2001
-----------------------------------------------------------------------------
Income Statement
----------------
 Operating Revenues
  - External         $1,600          $   8    $   -    $    -      $1,608
-----------------------------------------------------------------------------
 Operating Revenues
  - Intersegment          -             13        2       (15)          -
-----------------------------------------------------------------------------
 Depreciation and
  Amortization          117              3        -         -         120
-----------------------------------------------------------------------------
 Amortization of
  Transition Recovery
  Asset                  22              -        -         -          22
-----------------------------------------------------------------------------
 Interest Income         21              3        -        (9)         15
-----------------------------------------------------------------------------
 Net Loss from Equity
  Method Entities        (1)           (10)       -         -         (11)
-----------------------------------------------------------------------------
 Interest Expense       159              -        -         -         159
-----------------------------------------------------------------------------
 Income Tax (Benefit)
  Expense                56             (5)       -        (4)         47
-----------------------------------------------------------------------------
 Net Income (Loss)       75             (9)       1        (6)         61
-----------------------------------------------------------------------------
Cash Flow Statement
-------------------
 Capital Expenditures  (104)           (17)      (1)        -        (122)
-----------------------------------------------------------------------------
 Investments in and
  Loans to Equity
  Method Entities         -            (18)       -         -         (18)
-----------------------------------------------------------------------------
Balance Sheet
-------------
 Total Assets         2,800            176       27      (102)      2,901
-----------------------------------------------------------------------------
 Investments in
  Equity Method
  Entities                7             14        -         -          21
-----------------------------------------------------------------------------

NOTE 7. ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND HEDGING ACTIVITIES
--------------------------------------------------------------------------------

     On January 1, 2001, TEP recorded an after-tax gain of less than $1 million in its income statement for the cumulative effect of adopting Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. In general, TEP enters into forward purchase contracts when market conditions provide the opportunity to purchase energy for its load at prices that are below the marginal cost of its supply resources or to supplement TEP's own resources (i.e., during plant outages and summer peaking periods). TEP enters into forward sales contracts when TEP forecasts that it has excess supply and the market price of energy exceeds its marginal cost. The majority of TEP's forward contract s are considered to be normal purchases and sales and, therefore, are not required to be marked to market. However, some of these forward contracts are considered to be derivatives, which TEP marks to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. TEP manages the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty.

     UNS Gas and UNS Electric do not currently have any contracts that are required to be marked to market. UNS Gas does have a natural gas supply and management agreement under which it purchases substantially all of its gas requirements at market prices from BP Energy Company (BP). However, the contract terms allow UNS Gas to lock in fixed prices on a portion of its gas purchases by entering into fixed price forward contracts with BP at various times during the year. This enables UNS Gas to provide more stable prices to its customers. These purchases are made up to a year in advance with the goal of locking in fixed prices on at least 45% and not more than 80% of the expected monthly gas consumption prior to entering into the month. These forward contracts, as well as the main gas supply contract, meet the definition of normal purchases and therefore are not required to be marked to market.

     MEG, a wholly-owned subsidiary of Millennium, began operations in November 2001 and enters into swap agreements, options and forward contracts relating to Emissions Allowances and coal. MEG marks its trading contracts to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

     The market prices used to determine fair values for TEP's and MEG's derivative instruments are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value.

     TEP's and MEG's derivative activities are reported as follows:

     - TEP's net unrealized and realized gains and losses on forward sales contracts are components of Electric Wholesale Sales; - TEP's net unrealized and realized gains and losses on forward purchase contracts are components of Purchased Power; and
     - MEG's net unrealized and realized gains and losses on trading activities are components of Other Operating Revenues. Although MEG's realized gains and losses on trading activities are reported net on UniSource Energy's income statement, the related cash receipts and cash payments are reported separately on UniSource Energy's statement of cash flows.

TEP's net unrealized gains (losses) on forward contracts were as follows:

                                       Years Ended December 31,
                                        2003     2002     2001
             ---------------------------------------------------
                                        -Millions of Dollars-
              Included in Electric
               Wholesale Sales         $ (1)    $ (1)    $ 188
              Included in Purchased
               Power Expense              -        2      (189)
             ---------------------------------------------------

     The net pre-tax gains and losses from MEG's trading activities were less than $1 million for each of the years ended December 31, 2003, 2002 and 2001.

     At December 31, 2003, the fair value of TEP's derivative liabilities was less than $1 million and is reported in Other Current Liabilities on TEP's balance sheet. At December 31, 2002, TEP had no open forward contracts that were considered derivatives. MEG's trading assets and liabilities are reported in Trading Assets and Trading Liabilities on UniSource Energy's balance sheet. The fair value of MEG's trading assets, including its Emissions Allowance inventory, was $22 million at December 31, 2003 and $15 million at December 31, 2002. The fair value of MEG's trading liabilities was $19 million at December 31, 2003 and $10 million at December 31, 2002.

     TEP treated certain forward sale and purchase contracts as cash flow hedges when it adopted FAS 133 and recorded an unrealized gain/loss related to these hedges in Other Comprehensive Income. However, during 2001, new guidance was issued by the FASB which provided that certain forward power purchase or sale agreements, including capacity contracts, could be excluded from the requirements of FAS 133. TEP implemented this new guidance in 2001 and determined that the items designated as cash flow hedges upon adoption could be excluded from the FAS 133 requirements. Therefore, as these contracts settled in 2001, TEP reversed the unrealized gain/loss included in Other Comprehensive Income and recorded the realized gain/loss in the income statement. As of December 31, 2003 and December 31, 2002, TEP had no material cash flow hedges.

NOTE 8.  MILLENNIUM
-------------------

     See Note 6 for selected financial data of Millennium.

     Through affiliates, Millennium holds investments in unregulated energy and emerging technology companies. As presented in Note 6, Millennium's assets represent 45% in 2003 and 6% in 2002 of UniSource Energy's total assets. Under the acquisition agreement described in Note 2, UniSource Energy is limited as to the amount it can invest in Millennium. Consequently, Millennium's continued willingnessability to provide future funding for the operations of emerging companies could be influenced, directly or indirectly, by the individual investment's ability to conform to new investment guidelines, necessity and business plansaffected.

     Millennium accounts for these investments under the consolidation and equity methods. In some cases, Millennium is an investment's sole funder. When this is the case, Millennium recognizes 100% of an investment's losses, because as sole provider of funds it bears all of the financial risk. To the extent that an investment becomes profitable and Millennium has recognized losses in excess of its percentage ownership, Millennium will recognize 100% of an investment's net income until Millennium's recognized losses equal its ownership percentage of losses.

     A brief summary of Millennium's investments follows:

     GLOBAL SOLAR ENERGY, INC. (Global Solar) primarily develops and manufactures light weight thin-film photovoltaic cells and panels. Global Solar's target markets have included military, space and commercial applications. In 2003, Millennium increased its ownership of Global Solar to 99% from 87%. Millennium accounts for Global Solar under the consolidation method and recognizes 100% of Global Solar's losses. In 2003, Millennium funded debt and equity contributions of $10 million to Global Solar. We recognizeGlobal Solar recognizes expense when the funding is utilizedused for research, development and administrative costs. Millennium has no remaining funding commitments to Global Solar.

    INFINITE POWER SOLUTIONS, INC. (IPS) develops thin-film lithium ion batteries. Millennium's ownership in IPS was reduced in 2003 from 77% to 72%. Millennium accounts for IPS under the consolidation method. In 2003, Millennium provided IPS debt and equity funding of $3 million. In 2003, Dow Corning Enterprises, Inc. (DCEI) continued to support IPS with preferred equity and debt contributions totaling $2 million. We recognizeIPS recognizes expense when funding is utilizedused for research, development and administrative costs. At December 31, 2003, Millennium had committed less than an additional $1 million to IPS. In early 2004 these funds were drawn by IPS. DCEI holds warrants to purchase additional preferred shares of IPS that if exercised, could result in Millennium's ownership of IPS being reduced to as low as 59%.

     MICROSAT SYSTEMS, INC. (MicroSat) develops small-scale satellites under U.S. government contracts. In February 2004, MicroSat obtained confirmation that the unfunded cost share commitment under this contract had been eliminated. The change and related adjustments will be reflected in 2004. In 2003 Millennium reduced its ownership of MicroSat to 35% from 49%. Millennium made no contributions to MicroSat in 2003. As sole funder, Millennium recognizes 100% of MicroSat's net losses. Millennium has no further funding commitments to MicroSat.

     MEG is a wholly-owned subsidiary of Millennium, which manages and trades emissions allowances, coal, and related financial instruments. MEG's activities are described in Note 7.

     HADDINGTON ENERGY PARTNERS II, LP (Haddington) funds energy-related investments. A member of the UniSource Energy Board of Directors has an investment in Haddington and is a managing director of the general partner of the limited partnership. Millennium committed $15 million in capital, excluding fees, to Haddington in exchange for approximately 31% of Haddington. At December 31, 2003, Millennium has funded $9 million of this commitment, of which $2 million was funded in 2003. Millennium expects the balance to be funded in the next three years. Millennium accounts for the investment under the equity method.

     VALLEY VENTURES III, LP (Valley Ventures) is a venture capital fund that invests in information technology, microelectronics and biotechnology, primarily within the Southwestern U.S. A different member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. Millennium committed $56 million, excludingincluding fees, to the fund and owns approximately 15% of the fund. Millennium hashad funded $1 million of this commitment through as of December 31, 2003. Millennium expects the balance to be funded by the end of 2007. Millennium accounts for this investment under the equity method due to an ability to exercise significant influence over the fund based on the related party disclosure above.

     CARBOELECTRICA SABINAS, S.DE R.L. DE C.V. (Sabinas) is a Mexican limited liability company created to develop up to 800 megawatts (MW) of coal-fired generation in the Sabinas region of Coahuila, Mexico. Sabinas also owns 19.5% of Minerales de Monclova, S.A. de C.V. (Mimosa). Mimosa is an owner of coal and associated gas reserves. Mimosa supplies metallurgical coal to the Mexican steel industry and thermal coal to the Mexican electricity commission. major electric utility in Mexico. Millennium owns 50% of Sabinas. Altos Hornos de Mexico, S.A. de C.V. (AHMSA) and affiliates also own 50%. Also, UniSource Energy's Chairman, President and Chief Executive Officer is a member of the board of directors of AMHSA. Since 1999, both AHMSA and Mimosa are parties to a suspension of payments procedure, under applicable Mexican law, which is the equivalent of a U.S. Chapter 11 proceeding. Under certain circumstances, Millennium has the right to sell (a put option) its interest in Sabinas to an AHMSA affiliate f or $20 million plus an accrued service fee. These circumstances include failure of Sabinas to reach financial closing on the generation project within a specified time. Millennium's put option is secured by collateral initially valued in excess of $20 million. In 2003 Millennium received $1 million of returned capital from the investment. Millennium accounts for the investment in Sabinas under the equity method, however Sabinas accounts for its investment in Mimosa under the cost method.

     NATIONS ENERGY CORPORATION (Nations Energy) is wholly owned by Millennium. Through subsidiaries, Nations Energy has a 40% interest in a 43 MW power plant in Panama. Nations Energy intends to sell its interest in this plant, whose book value is currently less than $1 million.

     Nations Energy Contingency

     In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherlands Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao) a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million note receivable from Mirant Curacao. The note was recorded at its net present value of $8 million using an 8% discount rate, the discount being recognized as interest income over the five-year life of the note. As of December 31, 2003, Nations Energy's receivable from Mirant Curacao is approximately $10 million. The note is primarily included in Investments and Other Property - Other on UniSource Energy's balance sheet. Payments on the note receivable are expected as follows:
$2 million in July 2004, $4 million in July 2005, and $5 million in July 2006.

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

     Millennium Commitments

     Millennium is currently finalizing possible future commitments to each of its investments to help insure that these investments conform to Millennium's business plans. Millennium's funding levels and share ownership are subject to change in the future. Millennium's outstanding equity commitments are currently limited to $6 million to Haddington and $45 million to Valley Ventures. Millennium's only remaining debt commitment, to IPS, was funded by Februaryin early 2004. Millennium may commit to provide additional funding to its investments in the future.

     Global Solar and MicroSat have commitments to incur future expenses relating to government contracts. The following is a table of remaining government contract commitments at:

                                             December 31,
                                        2003     2002     2001
             ---------------------------------------------------
                                        -Millions of Dollars-
              Global Solar             $  1     $  3     $  -
              MicroSat                    -        6        8
             ---------------------------------------------------
                Total                  $  1     $  9     $  8
             ===================================================

NOTE 9.  UTILITY PLANT AND JOINTLY-OWNED FACILITIES
---------------------------------------------------

  UTILITY PLANT

     The following table shows Utility Plant in Service by company and major class at December 31:

                                 2003                         2002
-----------------------------------------------------------------------------
                                        -Millions of Dollars-
                                     UniSource                     UniSource
                                       Energy                       Energy
                        TEP    UES  Consolidated     TEP    UES  Consolidated
-----------------------------------------------------------------------------
Plant in Service:
 Electric Generation
  Plant               $1,187  $    5  $1,192       $1,166  $    -    $1,166
 Electric Transmission
  Plant                  531      11     542          515       -       515
 Electric Distribution
  Plant                  780      61     841          741       -       741
 Gas Distribution
  Plant                    -     120     120            -       -         -
 Gas Transmission
  Plant                    -       9       9            -       -         -
 General Plant           133      10     143          130       -       130
 Intangible Plant         49       2      51           46       -        46
 Electric Plant Held
  for Future Use           1       -       1            1       -         1
-----------------------------------------------------------------------------
   Total Plant in
    Service           $2,681  $  218  $2,899       $2,599  $    -    $2,599
=============================================================================

Utility Plant under
 Capital Leases       $  747  $    1  $  748       $  747  $    -    $  747
=============================================================================

     Intangible Plant primarily represents computer software costs. TEP's unamortized computer software costs were $24 million as of December 31, 2003 and $28 million as of December 31, 2002. UES' unamortized computer software costs were $2 million as of December 31, 2003.

     All Utility Plant under Capital Leases is used in TEP's generation operations.

     The depreciable lives currently used by TEP are as follows:

      Major Class of Utility Plant in Service    Depreciable Lives
     ---------------------------------------------------------------
       Electric Generation Plant                  23-70 years
       Electric Transmission Plant                10-50 years
       Electric Distribution Plant                24-60 years
       General Plant                               5-45 years
       Intangible Plant                            3-10 years
     ---------------------------------------------------------------

     In the second quarter of 2002, TEP increased its estimates of useful lives by 20 years for its Sundt Generating Station gas-fired generating units and by 15 years for its internal combustion turbines. The changes in estimates decreased depreciation expense from 2001 levels by $4 million in 2003 and by $3 million in 2002. TEP continues to evaluate the depreciable lives of its other generating stations.

     See TEP Utility Plant in Note 1 and TEP Capital Lease Obligations in Note
10.

     The depreciable lives currently used by UES are as follows:

      Major Class of Utility Plant in Service    Depreciable Lives
     ---------------------------------------------------------------
       Electric Generation Plant                  23-40 years
       Electric Transmission Plant                11-45 years
       Electric Distribution Plant                14-26 years
       Gas Distribution Plant                     17-48 years
       Gas Transmission Plant                     37-55 years
       General Plant                               3-33 years
     ---------------------------------------------------------------

  JOINTLY-OWNED FACILITIES

     At December 31, 2003, TEP's interests in generating stations and transmission systems that are jointly-owned with other utilities were as follows:

                                Percent    Plant   Construction
                                Owned by    in       Work in    Accumulated
                                  TEP     Service*   Progress   Depreciation
-----------------------------------------------------------------------------
                                          -Millions of Dollars-

 San Juan Units 1 and 2          50.0%     $ 295      $  10       $ 203
 Navajo Station Units 1,2 and 3   7.5        126          4          66
 Four Corners Units 4 and 5       7.0         80          2          64
 Transmission Facilities      7.5 to 95.0    225          -         146
-----------------------------------------------------------------------------
   Total                                   $ 726      $  16       $ 479
=============================================================================

     *Included in Utility Plant shown above.

     TEP has financed or provided funds for the above facilities and TEP's share of their operating expenses is reflected in the income statements. See Note 15 for commitments related to TEP's jointly-owned facilities.

NOTE 10.  DEBT AND CAPITAL LEASE OBLIGATIONS
--------------------------------------------

  UNISOURCE ENERGY DEBT

     UniSource Energy summarizes its consolidated long-term debt in the statements of capitalization.

     Bridge Loan

     In August 2003, UniSource Energy borrowed $35 million from a financial institution in the form of short-term debt to help finance the purchase of Citizens Arizona electric and gas utility assets. The funds were used as an equity contribution in the capitalization of UES. On October 24, 2003, as required by the debt agreement, UniSource Energy repaid the $35 million loan upon the financial close of the Springerville Unit 3 project. See Note 14.

  TEP LONG-TERM DEBT

     Long-term debt matures more than one year from the date of the financial statements. TEP summarizes its long-term debt in the statements of capitalization.

     TEP made the required sinking fund payments of $2 million on its First Mortgage IDBs in each of 2003 and 2002. TEP redeemed $0.4 million of its 8.5% First Mortgage Bonds in each of 2003 and 2002. TEP did not issue any new bonds in 2003 or 2002.

  TEP OTHER DEBT AND AGREEMENTS

     First and Second Mortgage

     TEP's first and second mortgage indentures create liens on and security interests in most of TEP's utility plant assets, with the exception of Springerville Unit 2. San Carlos Resources Inc., a wholly-owned subsidiary of TEP, holds title to Springerville Unit 2. Utility Plant under Capital Leases is not subject to such liens or available to TEP creditors, other than the lessors. The net book value of TEP's utility plant subject to the lien of the indentures was $1,124 million at December 31, 2003.

     Bank Credit Agreement

     In November 2002, TEP entered into a new $401 million Credit Agreement to replace the credit facilities provided under its then existing $441 million Credit Agreement that would have expired December 30, 2002. The new agreement provided a $60 million Revolving Credit Facility and two Letter of Credit facilities (Tranche A and Tranche B; collectively, LOC) totaling $341 million. The Revolving Credit Facility, used to provide liquidity for general corporate purposes, is a 364-day facility that was to expire on November 13, 2003. In October 2003, TEP's revolving credit lenders agreed to extend the Revolving Credit Facility under the same terms and conditions to November 11, 2004. The LOC secures the payment of principal and interest on $329 million of tax-exempt variable rate bonds (IDBs). Tranche A provides $135 million and expires in January 2006; Tranche B provides $206 million and expires in November 2006. The facilities are collateralized by $401 million of Second Mortgage Bonds.

     The Credit Agreement contains a number of restrictive covenants, including restrictions on additional indebtedness, liens, sale of assets or mergers and sale-leasebacks. The proposed acquisition of UniSource Energy by an affiliate of Saguaro Utility, as discussed in Note 2, is not restricted by these covenants. The Credit Agreement also contains several financial covenants including net worth, cash coverage and leverage tests. As of December 31, 2003, TEP was in compliance with these financial covenants.

     At December 31, 2003 and 2002, TEP had no outstanding borrowings under the Revolving Credit Facility. When TEP borrows under the Revolving Credit Facility, the borrowing costs are at a variable interest rate consisting of a spread over the London Interbank Offered Rate (LIBOR) or an alternate base rate. The spread is based upon a pricing grid tied to TEP's credit ratings. Also, TEP pays an annual commitment fee on the unused portion of the Revolving Credit Facility and a fee on the LOC facilities. The chart below shows the per annum rates and fees in effect on TEP's Credit Facilities as of December 31, 2003, based on its credit ratings, as well as the possible range of rates and fees if TEP's credit ratings were to change:

                                          Current Rate/       Range of
                                               Fee           Rates/Fees
   -----------------------------------------------------------------------
    Revolving Credit Facility
     - Commitment Fee                         0.35%        0.25% to 0.40%
     - Borrowing Rate (spread over LIBOR)     4.00%        3.50% to 4.25%
    Tranche A LOCs (including LOC
      Fronting Fee)                           4.25%        3.75% to 4.50%
    Tranche B LOCs (including LOC
      Fronting Fee)                           5.75%             5.75%
   -----------------------------------------------------------------------

  TEP CAPITAL LEASE OBLIGATIONS

     The terms of TEP's capital leases are as follows:

     - The Sundt Lease has an initial term to January 2011 and provides for renewal periods of two or more years through 2020.
     - The Springerville Common Facilities Leases have an initial term to December 2017 for one lease and January 2021 for the other two leases, subject to optional renewal periods of two or more years through 2025.
     - The Springerville Unit 1 Leases have an initial term to January 2015 and provide for renewal periods of three or more years through 2030.
     - The Springerville Coal Handling Facilities Leases have an initial term to April 2015 and provide for one renewal period of six years, then additional renewal periods of five or more years through 2035.

     Springerville Lease Debt and Equity

     TEP held Springerville Unit 1 lease debt totaling $100 million at December 31, 2003 and $108 million at December 31, 2002. In 2003, TEP made no additional purchases of Springerville Unit 1 lease debt, but received principal payments related to its investment in Springerville Unit 1 lease debt of $7 million. In 2002, TEP purchased $36 million of Springerville Unit 1 lease debt.

     At December 31, 2003 and December 31, 2002, TEP held $79 million and $84 million, respectively, of Springerville Coal Handling Facilities lease debt and equity. TEP purchased a 13% ownership interest in the Springerville Coal Handling Facilities Leases for $13 million in December 2001 and all $96 million of the debt related to these capital leases in January 2002. In March 2002, TEP terminated the lease related to its equity interest and cancelled the associated debt. As a result of the lease termination, TEP recorded a $21 million reduction to the capital lease obligation, a $27 million reduction of its investment, and a $6 million increase in the capital lease asset, which represents the residual value of TEP's interest in the leased asset and is carried at cost.

     TEP recognizes interest income on these investments. TEP's purchases of lease debt and equity are reflected in investing activities on TEP's cash flow statements.

     In 1985, TEP sold and leased back its undivided one-half ownership interest in the common facilities at the Springerville Generating Station. Under the terms of the Springerville Common Facilities Leases, TEP must periodically arrange for refinancing or refunding of the secured notes underlying the leases prior to the named date in order to avoid a special event of loss. TEP was required to arrange for the refinancing of the lease debt prior to the special event of loss date of June 30, 2003 or the leases would have been terminated and TEP would have been required to repurchase the facilities for $125 million. TEP finalized the arrangements for the refinancing of $70 million of lease debt on June 26, 2003 and the special event of loss date was reset for June 30, 2006. TEP incurred a total of $0.3 million in debt costs related to the refinancing. These costs were deferred and are being amortized over a three year period. Interest on the new debt is payable at LIBOR plus 4.25%. The LIBOR rate is re set every six months and the rate in effect on December 31, 2003 was 0.99%, which resulted in a total interest rate on the lease debt of 5.24% at year end. Prior to the refinancing, the interest rate was LIBOR plus 2.50%.

  UES LONG-TERM DEBT

     Senior Unsecured Notes

     On August 11, 2003, UNS Gas and UNS Electric issued a total of $160 million of aggregate principal amount of senior unsecured notes in a private placement. Proceeds from the note issuance were paid to Citizens to purchase the Arizona gas and electric system assets. UNS Gas issued $50 million of 6.23% notes due August 11, 2011 and $50 million of 6.23% notes due August 11, 2015. UNS Electric issued $60 million of 7.61% notes due August 11, 2008. All three series of notes may be prepaid with a make-whole call premium reflecting a discount rate equal to an equivalent maturity U.S. Treasury security yield plus 50 basis points. UNS Gas and UNS Electric incurred a total of $2 million in debt costs related to the issuance of the notes. These costs were deferred and are being amortized over the life of the notes. The notes are guaranteed by UES.

     The note purchase agreements for both UNS Gas and UNS Electric contain certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth. For purposes of these notes, net worth equals common stock equity less amounts attributable to minority interests and intangible assets not recoverable through rates. The actual and required minimum net worth levels at December 31, 2003 were as follows:

                                    Required
                                   Minimum        Actual
                                  Net Worth     Net Worth
               --------------------------------------------
                                   -Millions of Dollars-
               UES                 $ 50          $ 90
               UNS Gas               43            53
               UNS Electric          26            37
               --------------------------------------------

     The incurrence of indebtedness covenant requires each of UNS Gas and UNS Electric to meet certain tests before an additional dollar of indebtedness may be incurred. These tests include (a) a ratio of Consolidated Long-Term Debt to Consolidated Total Capitalization of no greater than 0.67 to 1.00 prior to September 30, 2004, and no greater than 0.65 to 1.00 after September 30, 2004, and (b) an Interest Coverage Ratio (a measure of cash flow to cover interest expense) of at least 2.50 to 1.00. However, UNS Gas and UNS Electric may, without meeting these tests, refinance indebtedness and incur short-term debt in an amount not to exceed $7 million in the case of UNS Gas, and $5 million in the case of UNS Electric. Neither UNS Gas, nor UNS Electric, may declare or make distributions or dividends (restricted payments) on their common stock unless
(a) immediately after giving effect to such action no default or event of default would exist under such company's note purchase agreement and (b) immediately aft er giving effect to such action, such company would be permitted to incur an additional dollar of indebtedness under the debt incurrence test for such company. As of December 31, 2003, UNS Gas and UNS Electric were in compliance with the terms of the note purchase agreements.

  MEG LINE OF CREDIT

     MEG has a $5 million bank line of credit for the purpose of issuing letters of credit to counterparties to support its emissions allowance and coal trading activities. As of December 31, 2003, MEG had $5 million in outstanding LOCs. This facility expires in March 2005.

  MATURITIES AND SINKING FUND REQUIREMENTS

     Long-term debt, including sinking funds, and lease obligations mature on the following dates:

                         Scheduled
                IDBs     Long-Term     Capital                   UniSource
              Supported    Debt        Lease        TEP            Energy
               by LOCs  Retirements  Obligations   Total   UES     Total
 ---------------------------------------------------------------------------
                              -Millions of Dollars-

   2004       $    -     $    2      $  120     $  122    $    -    $  122
   2005            -          2         120        122         -       122
   2006          329         21         122        472         -       472
   2007            -          1         127        128         -       128
   2008            -         29         120        149        61       210
 ---------------------------------------------------------------------------
   Total
    2004-2008    329         55         609        993        61     1,054
   Thereafter      -        744         836      1,580       100     1,680
   Less:
    Imputed
    Interest       -          -        (633)      (633)        -      (633)
  --------------------------------------------------------------------------
   Total      $  329     $  799      $  812     $1,940    $  161    $2,101
  ==========================================================================

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

     The carrying values and fair values of financial instruments are as follows:

                                                    December 31,
                                            2003                   2002
-----------------------------------------------------------------------------
                                     Carrying    Fair      Carrying     Fair
                                      Value      Value       Value      Value
-----------------------------------------------------------------------------
                                              -Millions of Dollars-
  Assets:
    TEP Springerville Lease Debt
     Securities (included in
     Investments and Other Property)   $ 179    $ 198       $ 192     $ 196
  Liabilities:
    TEP First Mortgage Bonds - Fixed
     Rate:
      Corporate                           27       27          27        28
      IDBs                                55       55          57        57
      First Collateral Trust Bonds       138      155         138       140
    TEP Second Mortgage Bonds - IDBs
     (Variable Rate)                     329      329         329       329
    TEP Unsecured IDBs - Fixed Rate      579      582         579       569
    UES Senior Unsecured Notes           160      160           -         -
-----------------------------------------------------------------------------

     See Note 10 for a description of TEP's investment in Springerville Lease Debt. TEP intends to hold the $179 million investment in Springerville Lease Debt Securities to maturity ($46 million matures through January 1, 2009, $78 million matures through July 1, 2011, and $55 million matures through January 1,
2013). This investment is stated at amortized cost, which means the purchase cost has been adjusted for the amortization of the premium and discount to maturity. TEP bases the fair value of this investment on quoted market prices for the same or similar debt.

     TEP considers the principal amounts of variable rate debt outstanding to be reasonable estimates of their fair value. TEP determined the fair value of its fixed rate obligations including the Corporate First Mortgage Bonds, the First Mortgage Bonds-IDBs, First Collateral Trust Bonds and the Unsecured IDBs by calculating the present value of the cash flows of each fixed rate obligation. TEP used a rate consistent with market yields generally available as of December 2003 for 2003 amounts and December 2002 for 2002 amounts for bonds with similar characteristics with respect to credit rating, time-to-maturity, and the tax status of the bond coupon for federal income tax purposes. The use of different market assumptions and/or estimation methodologies may yield different estimated fair value amounts.

     UES considers the principal amounts of the $160 million of senior unsecured notes issued in August 2003 to be reasonable estimates of their fair value. In addition to being issued recently, the notes were privately placed and not assigned credit ratings by the major credit rating agencies, making the notes difficult to value based on bonds with comparable credit ratings, time-to-maturity, and trading patterns.

     The carrying amounts of our current assets and liabilities approximate fair value.

NOTE 12.  STOCKHOLDERS' EQUITY
------------------------------

  DIVIDEND LIMITATIONS

     UniSource Energy

     In February 2004, UniSource Energy declared a quarterly dividend to the shareholders of $0.16 per share of UniSource Energy Common Stock. The dividend, totaling approximately $5 million, was paid on March 10, 2004 to common shareholders of record as of February 17, 2004. In 2003, UniSource Energy paid quarterly dividends to the shareholders of $0.15 per share, for a total of $0.60 per share, or $20 million, for the year. During 2002, UniSource Energy paid quarterly dividends to the shareholders of $0.125 per share, for a total of $0.50 per share, or $17 million, for the year. During 2001, UniSource Energy paid quarterly dividends to the shareholders of $0.10 per share, for a total of $0.40 per share, or $13 million, for the year.

     Our ability to pay cash dividends on common stock outstanding depends, in part, upon cash flows from our subsidiaries: TEP, UES, Millennium and UED. Additionally, pending consummation of the acquisition discussed in Note 2, UniSource Energy's quarterly dividend payment is limited to no more than $0.16 per share in 2004 and $0.17 per share in 2005.

     TEP

     TEP paid dividends of $80 million in 2003, $35 million in 2002, and $50 million in 2001. UniSource Energy is the primary holder of TEP's common stock. TEP met the following requirements before paying these dividends:

     - Bank Credit Agreement

     During 2001 and 2002, TEP's bank Credit Agreement allowed TEP to pay dividends as long as TEP maintained compliance with the agreement and met its financial covenants. TEP's new Credit Agreement as of November 2002 applies those same restrictions as well as restricting TEP's dividends to 65% of TEP's consolidated net income as long as the Tranche B LOCs are outstanding.

     - ACC Holding Company Order

     The ACC Holding Company Order does not allow TEP to pay dividends in excess of 75% of its annual earnings until TEP's equity ratio equals 37.5% of total capitalization, excluding capital lease obligations. The UES Settlement Agreement, as approved by the ACC, modifies this dividend limitation so that it will remain in place until TEP's common equity equals 40% of total capitalization (excluding capital lease obligations).

     - Federal Power Act

     This Act states that dividends shall not be paid out of funds properly included in capital accounts. TEP's 2003, 2002 and 2001 dividends were paid from current year earnings.

     UES

     UES did not pay any dividends to UniSource Energy in 2003. UES' ability to pay dividends is limited by restrictions placed on its subsidiaries, UNS Gas and UNS Electric. As discussed in Note 3, the UES Settlement Agreement limits dividends payable by both UNS Gas and UNS Electric to UniSource Energy to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. Additionally, the terms of the senior unsecured note agreements entered into by both UNS Gas and UNS Electric contain dividend restrictions. See Note 10.

     Millennium and UED

     Millennium did not pay any dividends to UniSource Energy in 2003, 2002 or 2001. UED paid a dividend to UniSource Energy of $50 million in 2003. UED did not pay any dividends in 2002 or 2001. Millennium and UED have no dividend restrictions.

  UNISOURCE ENERGY SHAREHOLDER RIGHTS PLAN

     In March 1999, UniSource Energy adopted a Shareholder Rights Plan. As of April 1, 1999, each Common Stock shareholder receives one Right for each share held. Each Right initially allows shareholders to purchase UniSource Energy's Series X Preferred Stock at a specified purchase price. However, the Rights are exercisable only if a person or group (the "acquirer") acquires or commences a tender offer to acquire 15% or more of UniSource Energy Common Stock. Each Right would entitle the holder (except the acquirer) to purchase a number of shares of UniSource Energy Common or Preferred Stock (or, in the case of a merger of UniSource Energy into another person or group, common stock of the acquiring person) having a fair market value equal to twice the specified purchase price. At any time until any person or group has acquired 15% or more of the Common Stock, UniSource Energy may redeem the Rights at a redemption price of $0.001 per Right. The Rights trade automatically with the Common Stock when it is bought and sold. The Rights expire on March 31, 2009. The proposed acquisition of UniSource Energy, as discussed in Note 2, will not be an event that triggers the provisions of the Shareholder Rights Plan as the proposed acquisition was approved by the UniSource Energy Board of Directors.

NOTE 13.  TEP WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
----------------------------------------------------------

     At December 31, 2003, TEP's Allowance for Doubtful Accounts on the balance sheet includes $10 million related to 2001 and 2000 sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO). At December 31, 2002, the allowance for these receivables was approximately $8 million.

     CPX and CISO

     TEP's collection shortfall from the CPX and the CISO was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. Since that time, the FERC has held hearings and the FERC staff has proposed various methodologies for calculating amounts of refunds/offsets applicable to wholesale sales made into the CISO's spot markets from October 2000 to June 2001. As of December 31, 2002, TEP had reserved $8 million, or 50%, of its outstanding receivable based on the amount TEP believed would be collected. Based upon a FERC order in March 2003 (as reaffirmed by the FERC on October 16, 2003), TEP estimated that it may receive approximately $6 million of its $16 million receivable. This represents amounts owed to TEP net of TEP's estimated refund liability. Therefore, in the first quarter of 2003, TEP increased its reserve for sales to the CPX and the CISO by $2 million by recording a reduction of wholesale revenues.

     There are several other outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company, Pacific Gas and Electric Company, the CPX and the CISO. We cannot predict the outcome of these issues or lawsuits. We believe, however, that TEP is adequately reserved for its transactions with the CPX and the CISO.

     TEP's Accounts Receivable from Electric Wholesale Sales are included in Trade Accounts Receivable on the balance sheet. TEP's wholesale receivables, net of allowances, totaled $26 million at December 31, 2003 and $31 million at December 31, 2002. Excluding the receivables from the CPX and the CISO, as described above, substantially all of the December 31, 2003 wholesale receivable balance has been collected as of the date of this filing.

     Enron

     In late 2001, Enron filed for bankruptcy protection. At that time, TEP had an outstanding receivable from Enron of $0.8 million. In early 2003, a FERC order recommended that Enron no longer be allowed to trade and within a few days thereafter, Enron was delisted from its stock exchange. As a result, in the first quarter of 2003, TEP increased its allowance for doubtful accounts for its sales to Enron by $0.4 million, to fully reserve its $0.8 million receivable from Enron. In November 2003, TEP unconditionally sold its claim against Enron for $0.5 million and reversed both the recorded receivable and the related allowance.

NOTE 14. SPRINGERVILLE EXPANSION
---------------------------------

     On October 21, 2003 (the Closing Date), UED, TEP, Tri-State Generation and Transmission Association, Inc. (Tri-State) and Salt River Project Agricultural Improvement and Power District (SRP) entered into an Amended and Restated Joint Development Agreement, which provides for the development of two 400 MW coal-fired units at TEP's existing Springerville Generating Station by parties other than TEP.

     On the Closing Date, TEP transferred the right to construct Unit 3, together with associated rights, to Tri-State. Tri-State completed financing of Unit 3 on that date and immediately began construction. Once the unit is completed, Tri-State will lease 100% of Unit 3 through a 34-year leveraged lease agreement with GE Structured Finance and will take 300 MW of the 400 MW capacity.

     Under the Joint Development Agreement, SRP will purchase 100 MW of Unit 3's capacity from Tri-State under a 30-year power purchase agreement and will have the right to construct and own Unit 4 at a later date. If SRP decides to construct Unit 4, TEP and Tri-State may be required to find a replacement purchaser for SRP's 100 MW power purchase obligation from Unit 3. If TEP and Tri-State are unable to find a replacement purchaser, TEP would then purchase 100 MW of output from Unit 4, beginning with its commercial operation.

     TEP executed contracts to provide operating, maintenance and other services to Units 3 and 4. TEP also agreed to purchase up to 100 MW of Tri-State system capacity for no more than five years from the time Unit 3 begins commercial operation, which we expect to occur in December 2006. TEP will benefit from approximately $90 million in upgraded emissions control equipment for Units 1 and 2 and other facilities at the Springerville Generating Station that will be paid for by the Unit 3 project. Due to the transfer of Unit 3 rights to Tri-State, in November 2003 TEP deposited $17 million with TEP's Second Mortgage Trustee.

     On the Closing Date, UED received reimbursement of all project development costs which it incurred in connection with Units 3 and 4 of approximately $29 million, plus a development fee (including accrued interest on development funds advanced) of $11 million. We recognized the development fee as income in the fourth quarter of 2003. On October 24, 2003, UniSource Energy repaid its $35 million short-term bridge loan with the proceeds.

NOTE 15.  COMMITMENTS AND CONTINGENCIES
---------------------------------------

  TEP COMMITMENTS

     Purchase and Transportation Commitments

     In 2003, the ACC issued the Track B Order which defined the competitive bidding process TEP must use to obtain capacity and energy requirements beyond what is supplied by TEP's existing resources. For the period 2003 through 2006, TEP estimated this to be approximately 0.5% of its retail load in the first year and gradually increasing over the period. This order further required TEP to bid out short-term energy purchases that it estimated it will make in the 2003 to 2006 period. The order does not require TEP to purchase any power that it deems to be uneconomical, unreasonable or unreliable. In 2003, TEP entered into two power purchase agreements for the period 2003 through 2006 as listed below:

     - PPL Energy Plus, LLC supplied 37 MW from June 2003 through December 2003 and will supply 75 MW from January 2004 through December 2006, under a unit contingent contract.
     - Panda Gila River generating station will supply 50 MW on-peak from June through September, from 2003 (which has been supplied) through 2005, under a unit contingent contract between TEP and Panda Gila River, L.P.

     These purchases are intended to provide adequate reserve margins during the summer peak period. In 2003, TEP made $7 million of payments under these contracts.

     TEP has several long-term contracts for the purchase and transportation of coal with expiration dates from 2006 through 2020. The total amount paid under these contracts depends on the number of tons of coal purchased and transported. All of these contracts (i) include a price adjustment clause that will affect the future cost of coal and (ii) require TEP to pay a take-or-pay charge or liquidated damages if certain minimum quantities of coal are not purchased and/or transported. TEP's present fuel requirements are in excess of the take-or-pay minimums. At times, TEP has purchased coal from other suppliers, resulting in take-or-pay minimum charges, but a lower overall cost of fuel. TEP made payments under these contracts of $167 million in 2003, $161 million in 2002, and $173 million in 2001.

     TEP entered into a Gas Procurement Agreement with Southwest Gas Corporation effective June 1, 2001 with a primary term of five years. The contract provided for a minimum volume obligation during the first two years of 10 million MMBtus annually. TEP negotiated new pricing and a lower minimum annual volume obligation of 4 million MMBtus for 2004. However, TEP expects to use more gas than this minimum requirement. In the event TEP purchases fewer MMBtus, TEP is obligated to pay only the transportation component for any shortfall. TEP will negotiate terms for the remaining life of the contract in late 2004. TEP made payments under this contract of $34 million in 2003, $33 million in 2002 and $28 million in 2001.

     At December 31, 2003, TEP estimates its future minimum payments under these contracts to be:

                             Purchase
                            Obligations
       --------------------------------------
                      -Millions of Dollars-

        2004                          $  91
        2005                             90
        2006                             87
        2007                             77
        2008                             77
       --------------------------------------
        Total 2004 - 2008               422
        Thereafter                      424
       --------------------------------------
        Total                         $ 846
       ======================================

     Operating Leases

     TEP, Millennium, UES and UED have entered into operating leases, primarily for office facilities and computer equipment, with varying terms, provisions, and expiration dates. UniSource Energy's consolidated operating lease expense was $3 million in each of 2003, 2002 and 2001. TEP's operating lease expense was $2 million in each of 2003, 2002 and 2001. UniSource Energy and TEP's estimated future minimum payments under non-cancelable operating leases at December 31, 2003 are as follows:


                             UniSource
                               Energy
                                Consolidated TEP
       -------------------------------------------
                           -Millions of Dollars-
        2004                  $  3          $  1
        2005                     2             1
        2006                     2             1
        2007                     2             1
        2008                     1             1
       -------------------------------------------
        Total 2004 - 2008       10             5
        Thereafter               6             1
       -------------------------------------------
        Total                 $ 16          $  6
       ===========================================

     Environmental Regulation

     The 1990 Federal Clean Air Act Amendments call for reductions of SO2 and nitrogen oxide (NOx) emissions in two phases. TEP is subject only to Phase II of the SO2 and NOx emissions reductions which was effective January 1, 2000. All of TEP's generating facilities (except existing internal combustion turbines) are affected. TEP capitalized $11 million in 2003 and $8 million in 2002 and 2001 in construction costs to comply with environmental requirements and expects to capitalize $6 million in 2004 and 2005. In addition, TEP recorded expenses of $8 million in 2003 and $6 million in 2002 and 2001 related to environmental compliance, including the cost of lime used to scrub the stacks. TEP expects environmental expenses to be $7 million in 2004 and 2005.

     In 1993, TEP's generating units affected by Phase II were allocated SO2 Emissions Allowances based on past operational history. Beginning in the year 2000, Phase II generating units were required to hold Emissions Allowances equal to the level of emissions in the compliance year or pay penalties and offset excess emissions in future years. TEP had sufficient Emissions Allowances to comply with the Phase II SO2 regulations for compliance year 2003. However, due to increased energy output and potential changes in the legislation affecting SO2 Emission Allowances allocation, TEP may have to purchase additional Emissions Allowances for future compliance years. Based on current estimates of additional required Emissions Allowances and market prices, TEP believes that purchases of Emissions Allowances will not have a material effect on TEP.

     The EPA has issued a determination that coal and oil-fired electric utility steam generating units must control their mercury emissions. Final regulations are expected to be issued in December 2004. TEP may incur additional costs to comply with recent and future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities. Compliance with these changes may result in a reduction in operating efficiency.

     Income Tax Assessments

     In 2003, the Arizona Department of Revenue issued a preliminary audit report regarding its examination of state income tax returns for the period of 1990 through 2000. The initial review of the report resulted in a combined additional expense of $1 million recorded on TEP and Nations Energy.

     In 2002, the IRS audit for 1997-2000 was settled, and after reviewing the impact of the audit findings as well as the effect of tax positions established in relation to future tax years, TEP reversed $1 million of the deferred tax valuation allowance. See Note 16.

     In 2001, the IRS audit of 1994, 1995 and 1996 tax years was settled. After reviewing the impact of the final assessment on TEP's accrued tax liabilities and the potential for assessments related to later tax years, no adjustments to the deferred tax valuation allowance were deemed necessary in 2001.

  UES COMMITMENTS

     See Note 3 for a description of UES' commitments.

  MILLENNIUM COMMITMENTS AND CONTINGENCY

     See Note 8 for a description of Millennium's commitments and contingency.

  UNISOURCE ENERGY CONTINGENCIES

     Litigation Concerning the Proposed Acquisition Agreement

     On November 24, 2003 two shareholder derivative lawsuits, McBride v. Pignatelli, et al. and Zetooney v. Pignatelli, et al., were filed in the Superior Court of the State of Arizona relating to the acquisition. In these two lawsuits, which are virtually identical, the plaintiffs allege that UniSource Energy's Board of Directors, in its consideration and approval of the acquisition agreement, breached its fiduciary duty to UniSource Energy's shareholders in approving the acquisition agreement. The plaintiffs, who request that their suits be permitted to proceed as class actions, seek damages and an order from the court declaring that UniSource Energy's Board of Directors has breached its fiduciary duties to UniSource Energy's shareholders, ordering that UniSource Energy's Board of Directors take the steps specified in the complaint to correct the alleged breaches of fiduciary duty and enjoining the acquisition from proceeding. UniSource Energy believes that these lawsuits are without merit and will vig orously defend them.

     Acquisition Fees

     UniSource Energy has entered into agreements with New Harbor Incorporated (New Harbor) and Morgan Stanley & Co. Incorporated (Morgan Stanley) in connection with the acquisition of UniSource Energy by Saguaro Utility. The transaction fee payable to New Harbor is $9 million. UniSource Energy paid New Harbor $2 million upon announcement of the transaction in November 2003, with the balance of the transaction fee contingent and payable upon the closing of the transaction. UniSource Energy paid Morgan Stanley $1 million in November 2003, and will pay Morgan Stanley $0.4 million contingent and payable upon shareholders approving the transaction and $1 million contingent and payable upon the acquisition closing. UniSource Energy has agreed to pay Morgan Stanley a transaction fee of up to $4 million, including their monthly advisory fee, in connection with the acquisition.

     In certain circumstances, in the event of termination of the acquisition agreement, UniSource Energy would be required to pay Saguaro Acquisition Corp.'s expenses and a termination fee in an aggregate amount of up to $25 million.

  TEP CONTINGENCIES

     Springerville Generating Station Complaint

     Environmental activist groups have expressed concerns regarding the construction of any new units at the Springerville Generating Station. In January 2003, environmental activist groups appealed an ACC Order affirming the ACC's approval of the expansion at the Springerville Generating Station to the Superior Court of the State of Arizona. On October 22, 2003, the Superior Court affirmed the ACC's issuance of the Certificate of Environmental Compatibility for Springerville Generating Station. The Court granted TEP and the ACC's motion for summary judgment from the environmental activist groups. The environmental activist groups appealed the Superior Court decision on December 30, 2003 and filed an amended notice of appeal on January 2, 2004.

     In November 2001, the Grand Canyon Trust (GCT), an environmental activist group, filed a complaint in U.S. District Court against TEP for alleged violations of the Clean Air Act at the Springerville Generating Station. The complaint alleged that more stringent emission standards should apply to Units 1 and 2. These standards would require new permits and the installation of additional facilities, meeting Best Available Control Technology standards, for the continued operation of Units 1 and 2. In 2002, the U.S. District Court granted TEP's motion for summary judgment on one of the primary issues in the case: whether TEP commenced construction within 18 months and/or by March 19, 1979, after the original 1977 air permit covering Units 1 and 2 was issued. The Court found that TEP had commenced construction of the Springerville Generating Station in the time periods required by the original permits. There were two remaining allegations: that (a) TEP discontinued construction for a period of 18 months or longer and did not complete construction in a reasonable period of time, and (b) TEP did not commence construction, for purposes of New Source Performance Standard applicability, by September 18, 1978. On March 4, 2003, the U.S. District Court determined that the GCT had not commenced the case on a timely basis and dismissed the case. The GCT has appealed this decision to the U.S. Court of Appeals.

     TEP believes these claims are without merit and intends to vigorously contest them.

     Litigation and Claims Related to San Juan Generating Station

     On May 16, 2002, the GCT and the Sierra Club filed a citizen lawsuit under the Clean Air Act in federal district court in New Mexico against Public Service Company of New Mexico (PNM) as operator of San Juan. TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of the total San Juan Station. The lawsuit alleges two violations of the Clean Air Act and related regulations and permits. One of the two claims, concerning the initial permitting of San Juan, was dismissed by the court in August 2003. The remaining claim went to trial in November 2003 with a decision expected in early 2004, and alleged that PNM violated its present Title V operating permit by exceeding the 20% opacity standard on numerous occasions between 1998 and 2002; opacity is a means to monitor the particulate matter contained in an emission.

     In September 2003, the New Mexico Environment Department (NMED) notified PNM, operator of San Juan, of alleged excess emissions and opacity in violation of the permits at San Juan. The NMED issued a draft compliance order assessing unspecified civil penalties. PNM has entered into discussions with the NMED concerning the alleged excess emissions and opacity violations. No compliance order has been issued in this matter.

     Based on the information available to date, TEP does not believe resolution of these matters will be material to TEP.

     Postretirement and Pension Benefit Costs at Various Generating Stations

     The coal suppliers to Springerville Generating Station and each of TEP's remote generating stations have submitted demands for payment by TEP of postretirement and pension benefit costs for these coal suppliers' employees under the coal supply agreements with TEP. Peabody Western Coal Company (Peabody), the coal supplier to the Navajo Generating Station, has filed a lawsuit against the participants at Navajo, including TEP, for retiree postretirement benefit costs. TEP owns 7.5% of the Navajo Generating Station. In December 2003, the Navajo participants and Peabody agreed to stay the discovery process in this litigation until August 31, 2004 to give the parties time to explore a possible settlement. To the extent that amounts become known and payment probable, TEP will record a liability for additional postretirement and pension benefit costs at the Springerville, Navajo, and San Juan Generating Stations. TEP does not expect any settlement to be material to TEP.

     The claim for postretirement at Four Corners was settled as part of the coal contract extension. TEP paid $0.3 million for postretirement benefits in settlement in September 2003.

     Environmental Reclamation at Remote Generating Stations

     TEP pays on-going reclamation costs at each of its remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs at the coal mines which supply the remote generating stations. In June 2003, TEP received an estimate of the reclamation liability at the coal mine that supplies San Juan in which post-term reclamation activities are assumed to occur over a 16-year period beginning in 2028. The expected aggregate undiscounted reclamation liability totals $122 million of which TEP's portion of the liability, based on its ownership of San Juan, totals $24 million. The present value of TEP's liability for post-term reclamation at a 10% credit-adjusted risk free rate approximates $7 million at December 31, 2017, the expiration date of the coal supply agreement, and will be recognized over the remaining term of the coal supply agreement. At December 31, 2003, TEP has recorded $0.3 million of its post-term reclamation liability at San Juan. Amounts recorded for p ost-term reclamation are subject to various assumptions and determinations, such as estimating the costs of reclamation, estimating when final reclamation will occur, and the credit-adjusted risk-free interest rate to be used to discount future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as expense for post-term reclamation. TEP does not believe that recognition of its post-term reclamation obligation at San Juan will be material to TEP in any single year since recognition occurs over the remaining 14 year life of its coal supply agreement.

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

  RESOLUTION OF TEP COMMITMENTS AND CONTINGENCIES

     Litigation Related to San Juan Coal Company

     In August 2003, San Juan Coal Company, the coal supplier to San Juan, entered into a settlement agreement with Dugan Production Corp. (Dugan). The San Juan Coal Company, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine. Dugan, through leases with the federal government, the State of New Mexico and certain private parties, owns certain oil and gas interests in portions of the land used for the underground mine. Dugan alleged that San Juan Coal Company's underground coal mining operations have or will interfere with Dugan's gas production and will reduce the amount of natural gas that Dugan would otherwise be entitled to recover. The settlement agreement provides that San Juan Coal Company will compensate Dugan for any remaining gas production from a well when San Juan Coal Company determines that mining activity is close enough to warrant shutting down a well. Dugan agreed not to drill any additional wells. This settleme nt is not expected to be material to TEP.

     Sundt Coal Contract Termination

     In the third quarter of 2002, TEP terminated a coal supply agreement for the Sundt Generating Station. As a result, TEP recorded a pre-tax charge of $11.3 million and made an $11.3 million payment in the third quarter of 2002. The additional expense was mitigated by TEP not being required to make a take-or-pay penalty payment of approximately $3.5 million for the year 2002 and subsequent years.

     San Juan Coal Contract Amendment

     In September 2000, TEP terminated the San Juan Generating Station's coal supply contract and entered into a new coal supply contract, replacing two surface mining operations with one underground operation. To terminate the contract, TEP made a $15 million payment in December 2002. In September 2000, as a result of this scheduled payment, TEP recorded a pre-tax $13 million Coal Contract Amendment Fee expense and a non-current liability which equaled the present value of the $15 million payment. TEP recognized interest expense, included in the Interest Imputed on Losses Recorded at Present Value line item on the income statements, and increased its liability until the payment was made.

  GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries, including TEP, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are 1) UES' guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens Arizona gas and electric system assets, 2) UniSource Energy's guarantee of approximately $22 million in natural gas transportation and supply payments in addition to building lease payments for UNS Gas, UES, UNS Electric, and subsidiaries of Millennium, and 3) Millennium's guarantee of approximately $5 million in commodity-related payments for MEG at December 31, 2003. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are inclu ded in UniSource Energy's consolidated balance sheets.

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

NOTE 16.  INCOME AND OTHER TAXES
--------------------------------

  INCOME TAXES

     Deferred tax assets (liabilities) consist of the following:

                                        UniSource Energy            TEP
                                        ----------------     ----------------
                                          December 31,          December 31,
                                         2003      2002        2003     2002
-----------------------------------------------------------------------------
                                                -Millions of Dollars-
 Gross Deferred Income Tax Liabilities
  Plant - Net                           $(479)    $(397)      $(477)   $(397)
  Income Taxes Recoverable Through
   Future Revenues Regulatory Asset       (20)      (23)        (20)     (23)
  Transition Recovery Asset              (109)     (122)       (109)    (122)
  Other                                   (30)      (26)        (26)     (24)
-----------------------------------------------------------------------------
    Gross Deferred Income Tax Liability  (638)     (568)       (632)    (566)
-----------------------------------------------------------------------------
 Gross Deferred Income Tax Assets
  Capital Lease Obligations               337       350         337      351
  Net Operating Loss Carryforwards (NOL)   30        14          21        1
  Investment Tax Credit Carryforwards       9         6           8        6
  Alternative Minimum Tax Credit (AMT)     83        91          80       88
  Accrued Postretirement Benefits          17        16          17       16
  Emission Allowance Inventory             14        15          14       15
  Coal Contract Termination Fees           16        18          16       18
  Springerville Coal Handling Facility      7         9           7        9
  Reserve for Uncollectible Accounts        4         4           4        4
  Unregulated Investment Losses            30        23           1        1
  Other                                    25        25          23       21
-----------------------------------------------------------------------------
 Gross Deferred Income Tax Asset          572       571         528      530
 Deferred Tax Assets Valuation Allowance   (9)      (22)          -      (15)
-----------------------------------------------------------------------------
    Net Deferred Income Tax Liability   $ (75)    $ (19)      $(104)   $ (51)
=============================================================================

     The net deferred income tax liability is included in the balance sheets in the following accounts:

                                        UniSource Energy            TEP
                                        ----------------      ---------------
                                           December 31,         December 31,
                                         2003      2002        2003     2002
-----------------------------------------------------------------------------
                                                 -Millions of Dollars-
 Deferred Income Taxes - Current
  Assets                                 $ 16    $  16        $  19    $  16
 Deferred Income Taxes - Noncurrent
  Liabilities                             (91)     (35)        (123)     (67)
-----------------------------------------------------------------------------
   Net Deferred Income Tax Liability     $(75)   $ (19)       $(104)   $ (51)
=============================================================================

     We record deferred tax liabilities for amounts that will increase income taxes on future tax returns. We record deferred tax assets for amounts that could be used to reduce income taxes on future tax returns. We record a Deferred Tax Assets Valuation Allowance for the amount of Deferred Tax Assets that we may not be able to use on future tax returns. We estimate the valuation allowance based on our interpretation of the tax rules, prior tax audits, tax planning strategies, scheduled reversal of deferred tax liabilities, and projected future taxable income.

     The valuation allowance of $9 million at December 31, 2003 and $22 million at December 31, 2002, which reduces the Deferred Tax Asset balance, relates to NOL and Investment Tax Credit (ITC) carryforward amounts. The decrease of $15 million reflects UniSource Energy's and TEP's expectation to be able to use a portion of these carryforward amounts on future tax returns, primarily based on guidance issued by the Internal Revenue Service in September 2003. In the future if UniSource Energy and TEP determine that it is probable that TEP will not be able to use all or a portion of the NOL and ITC carryforward amounts, then UniSource Energy and TEP would record a valuation allowance and recognize tax expense. Factors that could cause TEP to record a valuation allowance would be a change in expected future taxable income or a change in tax filing status due to the proposed acquisition. See Note 2, Proposed Acquisition of UniSource Energy. The valuation allowance of $9 million remaining at December 31, 2003 relates to losses generated by the Millennium entities. In the future if UniSource Energy and the Millennium entities determine that all or a portion of the remaining amounts may be used on tax returns, then UniSource Energy and the Millennium entities would reduce the valuation allowance and recognize a tax benefit of up to $9 million. The primary factor that could cause the Millennium entities to recognize a tax benefit would be a change in expected future taxable income.

     In 2002, the Deferred Tax Assets Valuation Allowance decreased $1 million due primarily to the settlement of audits. In 2001, there was no change in the Deferred Tax Assets Valuation Allowance.

     In 2003, the deferred tax liability for timing differences related to Plant-Net increased $82 million. This increase is primarily due to the reversal of previously recorded deferred tax assets of $44 million related to the adoption of FAS 143 (see Note 5), and the recognition of additional deferred tax liabilities of $8 million due to the election of bonus depreciation for federal income tax purposes and $30 million due to a change in the method of capitalizing indirect costs for income tax purposes.

     TEP had a net intercompany tax payable to affiliates of $2.0 million at December 31, 2003 and zero at December 31, 2002. These amounts are included in TEP's intercompany accounts on its balance sheet.

     In 2003, UniSource Energy recognized $0.8 million of tax and interest expense in anticipation of settlement of state income tax audits and settlement of a state sales tax audit. These amounts are included in current and deferred tax expense (benefit) in the following table.

     In 2002, UniSource Energy recognized a tax benefit of $1.5 million as a result of final agreement with the IRS on audit issues and a tax benefit of $1.0 million from recognition of losses generated by the sale of a Nations Energy foreign entity.

     In 2003, the tax effect of the exercise of certain employee stock options that are recognized differently for financial reporting and tax purposes was not recorded as a timing difference, but rather was credited to shareholder's equity. This resulted in a $0.8 million increase to the capital of UniSource Energy. Additionally, in 2003, UniSource Energy and TEP incurred certain legal and advisory fees that result in no current or future tax deductions, creating current tax expense with no deferred asset, otherwise known as a permanent difference.

     Income tax expense (benefit) included in the income statements consists of the following:

                                     UniSource Energy             TEP
                                   -------------------    -------------------
                                             Years Ended December 31,
                                    2003   2002   2001    2003   2002   2001
-----------------------------------------------------------------------------
                                              -Millions of Dollars-
  Current Tax Expense
    Federal                        $ 10   $ 19   $ 24    $ 13   $ 22   $ 25
    State                             5      7     11       7      8     11
-----------------------------------------------------------------------------
      Total                          15     26     35      20     30     36
-----------------------------------------------------------------------------
  Deferred Tax Expense (Benefit)
    Federal                          12     (1)    16      16      9     22
    State                            (1)    (7)    (4)     (1)    (3)    (2)
-----------------------------------------------------------------------------
      Total                          11     (8)    12      15      6     20
-----------------------------------------------------------------------------
  Reduction in Valuation
   Allowance - Benefit              (15)    (1)     -     (15)    (1)     -
-----------------------------------------------------------------------------
Total Federal and State Income
 Tax Expense Before Cumulative
 Effect of Accounting Change         11     17     47      20     35     56
-----------------------------------------------------------------------------
Tax on Cumulative Effect of
 Accounting Change (See Note 5)      44      -      -      44      -      -
-----------------------------------------------------------------------------
Total Federal and State Income
 Tax Expense Including Cumulative
 Effect of Accounting Change       $ 55   $ 17   $ 47    $ 64   $ 35   $ 56
=============================================================================

     The differences between the income tax expense and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:

                                     UniSource Energy             TEP
                                   --------------------  --------------------
                                            Years Ended December 31,
                                    2003   2002   2001    2003   2002   2001
-----------------------------------------------------------------------------
                                             -Millions of Dollars-
Federal Income Tax Expense at
 Statutory Rate                     $ 20   $ 18   $ 38    $ 28   $ 32   $ 46
  State Income Tax Expense, Net
   of Federal Deduction                3      2      5       4      4      6
  Depreciation Differences (Flow
   Through Basis)                      4      4      5       4      4      5
  Federal/State Credits               (2)    (4)     -      (2)    (4)     -
  Reduction in Valuation
   Allowance - Benefit               (15)    (1)     -     (15)    (1)     -
  Other                                1     (2)    (1)      1      -     (1)
-----------------------------------------------------------------------------
Total Federal and State Income
 Tax Expense Before Cumulative
 Effect of Accounting Change        $ 11   $ 17   $ 47    $ 20   $ 35   $ 56
=============================================================================

     The Total Federal and State Income Tax Expense in the tables above is included on UniSource Energy and TEP's income statements.

     At December 31, 2003, UniSource Energy and TEP had, for federal and state income tax filing purposes, the following carryforward amounts:

                     UniSource Energy                        TEP
              ------------------------------   ------------------------------
                      Amount        Expiring          Amount         Expiring
              ------------------------------   ------------------------------
              -Millions of Dollars-   Year     -Millions of Dollars-   Year
-----------------------------------------------------------------------------
 Net Operating
  Losses              $ 83         2006-2023          $ 59          2006-2009
 Investment Tax
  Credit                 9         2004-2023             9          2004-2023
 AMT Credit             83             -                80              -
-----------------------------------------------------------------------------

     Of the $83 million in NOL carryforward, $18 million is subject to limitation. Due to a reorganization of certain Millennium entities in December 2002, $18 million of Federal and State net operating losses are subject to limitation. The future utilization of these losses is dependant upon the generation of sufficient future taxable income at the separate company level.

  OTHER TAXES

     TEP and UES act as conduits or collection agents for excise tax (sales tax) as well as franchise fees and regulatory assessments. They record liabilities payable to governmental agencies when they bill their customers for these amounts. Neither the amounts billed nor payable are reflected in the income statement.

NOTE 17.  EMPLOYEE BENEFIT PLANS
--------------------------------

  PENSION BENEFIT PLANS

     TEP and UES maintain noncontributory, defined benefit pension plans for substantially all regular employees and certain affiliate employees. Benefits are based on years of service and the employee's average compensation. TEP and UES fund the plans by contributing at least the minimum amount required under Internal Revenue Service regulations. Additionally, we provide supplemental retirement benefits to certain employees whose benefits are limited by IRS benefit or compensation limitations.

  OTHER POSTRETIREMENT BENEFIT PLANS

     TEP provides limited health care and life insurance benefits for retirees. All regular employees may become eligible for these benefits if they reach retirement age while working for TEP or an affiliate.

     TEP amended its other postretirement benefit plan to cap Medicare supplement payments for all current retirees under age 65 and all classified employees retiring after December 31, 2002 and eliminate post-65 medical benefits for all salaried employees retiring after January 1, 2002. These amendments required TEP to recalculate benefits related to participants' past service. TEP is amortizing the change in the benefit cost from these plan amendments on a straight-line basis over 10 years.

     UniSource Energy acquired the Arizona gas and electric system assets from Citizens on August 11, 2003, assuming a $2 million liability for postretirement medical benefits for current retirees and a small group of active employees. The majority of UES employees do not currently participate in the postretirement medical plan.

     The ACC allows TEP and UES to recover postretirement costs through rates only as benefit payments are made to or on behalf of retirees. The postretirement benefits are currently funded entirely on a pay-as-you-go basis. Under current accounting guidance, TEP and UES cannot record a regulatory asset for the excess of expense calculated per Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, over actual benefit payments.

     The actuarial present values of the pension benefit obligations and other postretirement benefit plans were measured at December 1. The change in benefit obligation and plan assets and reconciliation of the funded status are as follows:


                                                         Other Postretirement
                                      Pension Benefits          Benefits
                                     ------------------   -------------------
                                              Years Ended December 31,
                                       2003      2002        2003      2002
-----------------------------------------------------------------------------
                                               -Millions of Dollars-
Change in Benefit Obligation
  Benefit Obligation at
   Beginning of Year                 $ 133     $ 117        $  59      $  59
  Actuarial (Gain) Loss                 16        10            3          8
  Interest Cost                          9         8            4          4
  Service Cost                           5         4            2          2
  Benefits Paid                         (5)       (6)          (2)        (2)
  Plan Amendments                        4         -            -        (12)
  Acquisition                            -         -            2          -
-----------------------------------------------------------------------------
    Benefit Obligation at
     End of Year                       162       133           68         59
-----------------------------------------------------------------------------

Change in Plan Assets
  Fair Value of Plan Assets
   at Beginning of Year                106       120            -          -
  Actual Return on Plan Assets          20       (14)           -          -
  Benefits Paid                         (5)       (6)          (2)        (2)
  Employer Contributions                 3         6            2          2
-----------------------------------------------------------------------------
    Fair Value of Plan Assets
     at End of Year                    124       106            -          -
-----------------------------------------------------------------------------

Reconciliation of Funded Status
 to Balance Sheet
  Funded Status (Difference
   between Benefit Obligation
   and Fair Value of Plan Assets)      (38)      (27)         (68)       (59)
  Unrecognized Net (Gain) Loss          37        34           33         32
  Unrecognized Prior Service Cost       15        14          (11)       (12)
-----------------------------------------------------------------------------
    Net Amount Recognized in
     the Balance Sheets              $  14     $  21        $ (46)     $ (39)
=============================================================================

Amounts Recognized in the
 Balance Sheets Consist of:
  Prepaid Pension Costs Included
   in Other Assets                   $  10     $  13       $   -       $   -
  Accrued Benefit Liability
   Included in Other Liabilities        (9)      (10)        (46)        (39)
  Intangible Asset Included in
   Other Assets                         10        11           -           -
  Accumulated Other Comprehensive
   Income                                3         7           -           -
-----------------------------------------------------------------------------
    Net Amount Recognized            $  14     $  21       $ (46)      $ (39)
=============================================================================

     The accumulated benefit obligation for all defined benefit pension plans was $130 million and $109 million at December 31, 2003 and 2002, respectively.

                                                          December 31,
                                                      2003           2002
-----------------------------------------------------------------------------
                                                     -Millions of Dollars-
Information for Pension Plans with an
 Accumulated Benefit Obligation
  in Excess of Plan Assets:
   Projected Benefit Obligation
    at End of Year                                   $ 87            $ 71
   Accumulated Benefit Obligation
    at End of Year                                     70              59
   Fair Value of Plan Assets
    at End of Year                                   $ 61            $ 50
-----------------------------------------------------------------------------

     The components of net periodic benefit costs are as follows:

                                                         Other Postretirement
                                     Pension Benefits          Benefits
                                   --------------------  --------------------
                                            Years Ended December 31,
                                    2003   2002   2001    2003   2002   2001
-----------------------------------------------------------------------------
                                             -Millions of Dollars-
Components of Net Periodic Cost
  Service Cost                     $  5    $  5   $  4    $  2    $ 2   $ 2
  Interest Cost                       9       8      7       4      4     4
  Expected Return on Plan Assets     (9)    (11)   (12)      -      -     -
  Prior Service Cost Amortization     2       2      2      (1)     -     -
  Recognized Actuarial (Gain) Loss    2       -     (2)      2      2     2
  Amortization of Transition Asset    -       -      -       -      -     -
-----------------------------------------------------------------------------
     Net Periodic Benefits Cost
      (Benefit)                    $  9    $  4   $ (1)   $  7    $ 8   $ 8
=============================================================================

     For all pension plans, prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

Additional Information                                  Other Postretirement
                                     Pension Benefits          Benefits
                                   --------------------  --------------------
                                             Years Ended December 31,
                                       2003      2002        2003     2002
-----------------------------------------------------------------------------
                                                -Millions of Dollars-
  Minimum Pension Liability Included
   in Other Comprehensive Income        $3       $7           N/A      N/A
-----------------------------------------------------------------------------

                                                         Other Postretirement
                                     Pension Benefits          Benefits
                                   --------------------  --------------------
                                       2003      2002        2003     2002
-----------------------------------------------------------------------------
  Weighted-Average Assumptions Used
   to Determine Benefit Obligations
   as of December 1,
    Discount Rate                     6.25%      6.75%      5.50%    6.75%
    Rate of Compensation Increase     4.00%      4.00%         -        -
-----------------------------------------------------------------------------

                                                         Other Postretirement
                                     Pension Benefits          Benefits
                                   --------------------  --------------------
                                       2003      2002        2003     2002
-----------------------------------------------------------------------------
  Weighted-Average Assumptions Used
   to Determine Net Periodic Benefit
   Cost for Years Ended December 31,
    Discount Rate                     6.75%      7.25%      6.75%    7.25%
    Rate of Compensation Increase     4.00%      4.00%         -        -
    Expected Return on Plan Assets    8.75%      9.00%         -        -
-----------------------------------------------------------------------------

     Net periodic benefit cost is subject to various assumptions and determinations, such as the discount rate, the rate of compensation increase, and the expected return on plan assets. We estimated the expected return on plan assets based on a review of the plans' asset allocations and consultations with a third-party investment consultant and the plans' actuary considering market and economic indicators, historical market returns, correlations and volatility, central banks' and government treasury departments' forecasts and objectives, and recent professional or academic research. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as net periodic benefit cost.


                                                           December 31,
                                                         2003        2002
-----------------------------------------------------------------------------
 Assumed Health Care Cost Trend Rates
  Health Care Cost Trend Rate Assumed for
   Next Year                                            12.10%      12.00%
  Ultimate Health Care Cost Trend Rate Assumed           5.00%       5.00%
  Year that the Rate Reaches the Ultimate Trend Rate     2013        2011
-----------------------------------------------------------------------------

     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the December 31, 2003 amounts:

                                     One-Percentage-    One-Percentage-
                                     Point Increase     Point Decrease
  -----------------------------------------------------------------------
                                           -Millions of Dollars-
   Effect on Total of Service and
    Interest Cost Components              $  1            $ (1)
   Effect on Postretirement Benefit
    Obligation                            $  5            $ (5)
  -----------------------------------------------------------------------

     Plan Assets

     TEP calculates the market-related value of plan assets using the fair value of plan assets on the measurement date. TEP's pension plan asset allocations at December 31, 2003 and 2002, by asset category are as follows:


                                                 Plan Assets
                                                 December 31,
                                    2003 2002
          -------------------------------------------------------
           Asset Category
            Equity Securities                 68.1%      59.2%
            Debt Securities                   18.2%      24.1%
            Real Estate                       13.7%      15.1%
            Other                                -        1.6%
          -------------------------------------------------------
              Total                          100.0%     100.0%
          =======================================================

     TEP's investment policy for the pension plans targets a range of exposure to the various asset classes surrounding the following allocations: equity securities 65%, debt securities 23% and real estate 12%. TEP rebalances the portfolio periodically when the portfolio allocation is not within the desired range of exposure. The plan seeks to provide returns in excess of the portfolio benchmark. The portfolio benchmark consists of the following indices: 55% S&P 500; 10% MSCI EAFE; 23% Lehman Aggregate; and 12% NCREIF. A third party investment consultant track's the plan's portfolio relative to the benchmark and provides quarterly investment reviews which consist of a performance and risk assessment on all investment managers and on the portfolio.

     Certain managers within the plan use, or have authorization to use, derivative financial instruments for risk management purposes or as a part of their investment strategy. Currency hedges have also been used for defensive purposes. Leverage is used by real estate managers but is limited by investment policy.

     The UES pension plan is not yet funded but is expected to follow a similar investment policy and target asset allocation strategy.

     Contributions

     TEP expects to contribute $6 million to its pension plans in 2004 and UES expects to contribute $0.5 million.

  DEFINED CONTRIBUTION PLANS

     TEP and UES sponsor defined contribution savings plans that are offered to all eligible employees. Certain affiliate employees are also eligible to participate. The plans are qualified 401(k) plans under the Internal Revenue Code. In a defined contribution plan, the benefits a participant is to receive result from regular contributions to a participant account. Participants direct the investment of contributions to certain funds in their account. Matching contributions to participant accounts are made under these plans. Matching contributions to these plans were approximately $3 million in each of 2003, 2002 and 2001.

NOTE 18.  STOCK-BASED COMPENSATION PLANS
----------------------------------------

     We have two stock-based compensation plans, the 1994 Outside Director Stock Option Plan (Directors' Plan) and the 1994 Omnibus Stock and Incentive Plan (Omnibus Plan). The Directors' Plan provided for annual awards of non-qualified stock options and restricted shares or stock units to each eligible director. The Omnibus Plan allowed the Compensation Committee, a committee of non-employee directors, to grant the following types of awards to each eligible employee: stock options; stock appreciation rights; restricted stock; stock units; performance shares; and dividend equivalents.

     Under the Directors' Plan and the Omnibus Plan, we were previously authorized to grant up to a total of 324,000 and 4.1 million shares, respectively. The acquisition agreement discussed in Note 2 limits the amount of capital stock that UniSource Energy can issue under its stock plans, and requires that all of UniSource Energy's stock plans must be terminated effective as of the closing of the acquisition.

     At December 31, 2003, we had stock options, stock units, performance shares and restricted stock grants outstanding as discussed below.

     Stock Options

     We granted stock options to key TEP and Millennium employees and members of the Board of Directors during 2003, 2002, and 2001. All stock options were granted at exercise prices equal to the market price of the common stock at the grant date. Options vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary of the grant.

     A summary of the stock option activity of the Directors' Plan and Omnibus Plan is as follows:

                           2003               2002               2001
-----------------------------------------------------------------------------
                               Weighted            Weighted          Weighted
                               Average             Average           Average
                               Exercise            Exercise          Exercise
                      Shares    Price     Shares    Price    Shares   Price
-----------------------------------------------------------------------------
Options Outstanding,
 Beginning of Year  2,576,469   $15.77  2,075,421   $15.05  1,918,264  $14.36
  Granted             120,236   $17.77    590,000   $18.14    410,000  $17.96
  Exercised          (199,400)  $13.72    (64,851)  $14.42   (177,602) $14.56
  Forfeited           (14,625)  $14.23    (24,101)  $15.43    (75,241) $14.60
                    ----------          ----------          ----------
Options Outstanding,
 End of Year        2,482,680   $16.04  2,576,469   $15.77  2,075,421  $15.05
                    ==========          ==========          ==========
Options Exercisable,
 End of Year        1,676,803   $15.27  1,441,829   $14.47  1,081,349  $14.38

Exercise Price Range of Options Outstanding at December 31, 2003: $11.00
 to $18.84

Weighted Average Remaining Contractual Life at December 31, 2003: 6.30 years
-----------------------------------------------------------------------------

    As discussed in Note 1, we apply APB 25 in accounting for our stock option plans. We have not recognized any compensation cost for these options because our stock options are granted with an exercise price equal to the market value of the stock at the grant date. We have also adopted the disclosure-only provisions of FAS 123. We present, in Note 1, the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of FAS 123, as required by FAS 148.

     Stock options awarded on January 1, 2002 accrue dividend equivalents that are paid in cash on the earlier of the date of exercise of the underlying option or the date the option expires. Compensation expense is recognized as dividends are declared. In 2003 and 2002, we recognized compensation expense of $0.3 million for dividend equivalents on stock option grants.

     Restricted Stock and Stock Units

     In 2003 and 2002, we granted restricted stock awards to directors totaling 5,157 shares and 4,644 shares, respectively. The grant date fair value of the shares was $17.44 per share in 2003 and $19.35 per share in 2002. Directors may elect to receive stock units in lieu of restricted shares. The restricted shares or stock units become 100% vested on the third anniversary of the grant date. Compensation expense equal to the fair market value on the date of the award is recognized over the vesting period. We recorded compensation expense of less than $0.1 million in 2003 and 2002 related to these awards.

     There were no new stock unit awards granted under the Omnibus Plan in 2003, 2002 or 2001. When awards are granted, compensation expense equal to the fair market value on the date of the award is recognized over a three or four year vesting period. We recognized compensation expense related to earlier awards of $0.3less than $1 million in 2003, $0.5 million in 2002 and $0.9 million in 2001.each of the last three years.

     Fully vested but undistributed stock unit awards accrue dividend equivalent stock units based on the fair market value of common shares on the date the dividend is paid. Compensation expense is recognized when dividends are declared. We recorded compensation expense of $0.2 million in 2003 for dividend equivalent stock units.

     Performance Shares

     In May 2003, the Board of Directors approved a grant of performance shares to key employees under the Omnibus Plan. The shares may be awarded at the end of a three-year performance period based on goal attainment. Exceptional performance will result in an award of 134,000 shares. The grant date fair value was $17.84 per share. Compensation expense is recorded over the performance period based on the anticipated number and market value of shares to be awarded. Compensation expense of $0.7 million was recorded in 2003 for this new incentive plan.

NOTE 19.  UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
---------------------------------------------------

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


                                                Years Ended December 31,
                                              2003       2002       2001
    -----------------------------------------------------------------------
     Denominator:                                   -In Thousands-
       Average Shares of Common Stock
        Outstanding                          33,828     33,665     33,398
       Effect of Dilutive Securities:
        Warrants                                  -         81        143
        Options and Stock Issuable under
         Employee Benefit Plans and the
         Directors' Plan                        511        476        625
    -----------------------------------------------------------------------
     Total Shares                            34,339     34,222     34,166
    =======================================================================

     Options to purchase an average of 274,000 and 525,000 shares of common stock were outstanding during the years 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock.

     At December 31, 2003, UniSource Energy had no outstanding warrants. There were 4.6 million warrants that were exercisable into TEP common stock until December 15, 2002, when they expired. The dilutive effect of these warrants was the same as it would have been if the warrants were exercisable into UniSource Energy Common Stock.

NOTE 20.  SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

     A reconciliation of net income to net cash flows from operating activities follows:

                                                     UniSource Energy
                                           ----------------------------------
                                                 Years Ended December 31,
                                               2003        2002        2001
-----------------------------------------------------------------------------
                                                 -Thousands of Dollars-

Net Income                                   $112,617   $ 33,275  $  61,345
Adjustments to Reconcile Net Income
 To Net Cash Flows
  Cumulative Effect of Accounting Change
   - Net of Tax                               (67,471)         -      (470)
  Depreciation and Amortization Expense       130,643    127,923    120,346
  Depreciation Recorded to Fuel and Other
   O&M Expense                                  6,230      5,701      6,001
  Coal Contract Amendment Fee                       -    (14,248)         -
  Amortization of Transition Recovery Asset    31,184     24,554     21,609
  Net Unrealized Loss (Gain) on TEP Forward
   Electric Sales                                 761      1,302   (187,721)
  Net Unrealized (Gain) Loss on TEP Forward
   Electric Purchases                            (378)    (1,835)   189,036
  Net Unrealized (Gain) Loss on MEG Trading
   Activities                                  (1,046)      (188)        32
  Amortization of Deferred Debt-Related
   Costs included in Interest Expense           2,972      2,058      1,996
  Provision for Bad Debts                       4,820      1,688       (529)
  Deferred Income Taxes                        20,001      2,066      8,005
  Losses from Equity Method Entities            2,984      3,560      2,516
  Gain on Sale of Nations Energy's Curacao
   Project                                          -          -    (10,737)
  Gain on Sale of Real Estate                    (467)         -     (1,572)
  Other                                        23,083    (15,811)     1,264
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                       (15,547)    40,465     (3,577)
    Materials and Fuel Inventory               (7,412)    (2,118)      (653)
    Accounts Payable                           (7,944)   (35,193)    17,626
    Interest Accrued                           13,151     18,542     10,191
    Taxes Accrued                               9,538     (9,096)      (907)
    Other Current Assets                       (7,011)   (12,199)   (14,094)
    Other Current Liabilities                   8,934      2,517     (4,328)
-----------------------------------------------------------------------------
Net Cash Flows - Operating Activities        $259,642   $172,963  $ 215,379
=============================================================================


                                                         TEP
                                           ----------------------------------
                                                 Years Ended December 31,
                                               2003        2002        2001
-----------------------------------------------------------------------------
                                                 -Thousands of Dollars-

Net Income                                   $127,589   $ 53,737  $  75,284
Adjustments to Reconcile Net Income
 To Net Cash Flows
  Cumulative Effect of Accounting Change
   - Net of Tax                               (67,471)         -       (470)
  Depreciation and Amortization Expense       121,037    124,054    117,063
  Depreciation Recorded to Fuel and Other
   O&M Expense                                  6,230      5,701      6,001
  Coal Contract Amendment Fee                       -    (14,248)         -
  Amortization of Transition Recovery Asset    31,184     24,554     21,609
  Net Unrealized Loss (Gain) on Forward
   Electric Sales                                 761      1,302   (187,721)
  Net Unrealized (Gain) Loss on Forward
   Electric Purchases                            (378)    (1,835)   189,036
  Amortization of Deferred Debt-Related
   Costs included in Interest Expense           2,921      2,058      1,996
  Provision for Bad Debts                       4,460      1,688       (529)
  Deferred Income Taxes                        22,027     15,186     17,893
 (Gains) Losses from Equity Method
   Entities                                      (142)       530      1,812
  Interest Accrued on Note Receivable
   from UniSource Energy                      (10,242)    (9,329)         -
  Gain on Sale of Real Estate                    (467)         -     (1,572)
  Other                                        (4,587)    (2,757)     6,214
  Changes in Assets and Liabilities which
   Provided (Used) Cash Exclusive of
   Changes Shown Separately
    Accounts Receivable                        (5,642)    35,192     (3,984)
    Materials and Fuel Inventory               (5,607)    (1,331)       165
    Accounts Payable                            8,225    (35,011)    15,238
    Interest Accrued                           28,576     18,542     10,191
    Taxes Accrued                                 466     (4,428)    (2,470)
    Other Current Assets                          581    (12,771)    (1,229)
    Other Current Liabilities                  (1,733)     2,683     (3,358)
-----------------------------------------------------------------------------
Net Cash Flows - Operating Activities        $257,788   $203,517  $ 261,169
=============================================================================

     Non-cash investing and financing activities of UniSource Energy and TEP that affected recognized assets and liabilities but did not result in cash receipts or payments were as follows:

                                                 Years Ended December 31,
                                                 2003      2002      2001
-----------------------------------------------------------------------------
                                                  -Thousands of Dollars-
Capital Lease Obligations                      $10,731   $11,604    $20,743
Note Receivable Received From the Sale of
 Nations Energy's Curacao Project*                   -         -      8,300
-----------------------------------------------------------------------------

     * This item is a non-cash investing activity of Millennium, and therefore, is not reflected on TEP's financial statements.

     The non-cash change in capital lease obligations represents interest accrued for accounting purposes in excess of interest payments in 2003, 2002, and 2001.

     On August 11, 2003, UniSource Energy acquired the Arizona gas and electric system assets from Citizens for $219223 million, comprised of the base purchase price plus other operating capital adjustments and transaction costs. In conjunction with the acquisition, liabilities were assumed as follows:


                                             -Thousands of Dollars-
     -----------------------------------------------------------------
       Fair Value of Assets Acquired                       $262,044
       Liabilities Assumed                                   38,614
     -----------------------------------------------------------------
          Assets/Liabilities Purchased                     $223,430
     =================================================================

       Cash Paid for Citizens Assets                       $218,558
       Transaction Costs                                      4,872
     -----------------------------------------------------------------
          Total Purchase Price                             $223,430
     =================================================================

NOTE 21.  QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------

     Our quarterly financial information has not been audited but, in management's opinion, includes all adjustments necessary for a fair presentation. Our utility business is seasonal in nature with the peak sales periods generally occurring during the summer months. Accordingly, comparisons among quarters of a year may not represent overall trends and changes in operations.

                                                UniSource Energy
                                   ----------------------------------------
                                      First    Second     Third    Fourth
---------------------------------------------------------------------------
                                            -Thousands of Dollars-
                                            (except per share data)
2003

Operating Revenues                 $173,657  $212,073   $302,935   $281,230
Operating Income                     13,597    43,115     82,574     61,427
Income (Loss) Before Cumulative
 Effect of Accounting Change        (14,201)    4,583     26,684     28,080
Cumulative Effect of Accounting
 Change - Net of Tax                 67,471         -          -          -
Net Income                           53,270     4,583     26,684     28,080

Basic EPS:
--------------
Income (Loss) Before Cumulative
 Effect of Accounting Change          (0.42)     0.14       0.79       0.83
Cumulative Effect of Accounting
 Change - Net of Tax                   2.00         -          -          -
Net Income                             1.58      0.14       0.79       0.83

Diluted EPS:
--------------
Income (Loss) Before Cumulative
 Effect of Accounting Change          (0.42)     0.13       0.78       0.81
Cumulative Effect of Accounting
 Change - Net of Tax                   2.00         -          -          -
Net Income                             1.58      0.13       0.78       0.81
---------------------------------------------------------------------------

2002

Operating Revenues                 $168,513  $227,001   $250,260   $191,130
Operating Income                     25,349    52,728     65,430     42,369
Net Income (Loss)                    (6,314)   11,888     22,819      4,882
Basic EPS                             (0.19)     0.35       0.68       0.14
Diluted EPS                           (0.19)     0.35       0.67       0.14
---------------------------------------------------------------------------

                                                      TEP
                                     --------------------------------------
                                      First    Second     Third    Fourth
---------------------------------------------------------------------------
                                            -Thousands of Dollars-
2003

Operating Revenues                 $173,038  $210,688   $264,552  $200,413
Operating Income                     21,170    51,956     85,870    49,710
Interest Income - Note Receivable
 from UniSource Energy                2,525     2,554      2,581     2,582
Income (Loss) Before Cumulative
 Effect of Accounting Change         (7,176)   11,174     31,502    24,618
Cumulative Effect of Accounting
 Change - Net of Tax                 67,471         -          -         -
Net Income                           60,295    11,174     31,502    24,618
---------------------------------------------------------------------------

2002

Operating Revenues                 $166,895  $226,160   $248,736  $189,984
Operating Income                     29,833    58,919     72,054    50,385
Interest Income - Note Receivable
 from UniSource Energy                2,301     2,325      2,352     2,351
Net Income (Loss)                    (1,930)   17,467     26,562    11,638
---------------------------------------------------------------------------

     EPS is computed independently for each of the quarters presented. Therefore, the sum of the quarterly EPS amounts may not equal the total for the year.

     The principal unusual items for TEP and UniSource Energy include:

     TEP and UniSource Energy

     - FIRST QUARTER 2003: TEP recorded an after-tax gain of $67 million for the cumulative effect of adopting FAS 143. See Note 5.

     - FOURTH QUARTER 2003: TEP recognized a $15 million tax benefit due to a reduction in its NOL valuation allowance. See Note 16. UniSource Energy recorded $3 million of acquisition-related fees, 80% of which were allocated to TEP. These fees do not result in a current or future tax deduction. See Note 16.

     - THIRD QUARTER 2002: TEP recorded a one-time $11 million pre-tax expense related to the termination of the Sundt coal contract. See Note 15. TEP also recognized a $2 million tax benefit due to the resolution of various tax items. See Note 16.

     UniSource Energy

     - FOURTH QUARTER 2003: UED recognized an $11 million pre-tax development fee for closing the Springerville expansion project. See Note 14. This quarter also includes the first full quarter of activity for UES which was established on August 11, 2003. UES contributed Operating Revenues of $69 million, Operating Income of $7 million and Net Income of $3 million to fourth quarter results.

     - THIRD QUARTER 2002: Millennium recognized a $3 million tax benefit due to the resolution of various tax items. See Note 16.

     Reclassifications

     In the third quarter of 2002, TEP began reporting purchase and sale transactions under a Resource Management agreement with one of its counterparties on a net basis, because TEP's purchases and sales to this counterparty exactly offset each other and are made only for scheduling purposes. TEP reclassified Purchased Power related to its purchases from the counterparty as a reduction of Electric Wholesale RevenuesSales related to its sales to the counterparty. This reclassification to a net presentation was based on TEP's interpretation of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". In the fourth quarter of 2003, TEP identified an additional contract with a subsidiary of the same counterparty that required a similar reclassification.

     In the fourth quarter of 2003, TEP changed its income statement presentation of unrealized gains and losses on derivatives. Net unrealized gains and losses on forward sales contracts are now presented as a component of Electric Wholesale Sales and net unrealized gains and losses on forward purchase contracts are presented as a component of Purchased Power expense consistent with the presentation of realized gains and losses on such contracts. Previously the unrealized gains and losses on forward sales and purchase contracts were combined in a separate line item under Operating Revenues.


                                               UniSource Energy
                                   ----------------------------------------
                                    First     Second      Third     Fourth
-----------------------------------------------------------------------------
                                            -Thousands of Dollars-
2003

Operating Revenues - As Reported   $173,166  $211,341   $302,798  $281,230
Reclassification                        491       732        137         -
Operating Revenues - Restated       173,657   212,073    302,935   281,230

Operating Income - As Reported       13,133    42,212     82,574    61,427
Reclassification                        464       903          -         -
Operating Income - Restated          13,597    43,115     82,574    61,427
-----------------------------------------------------------------------------

2002

Operating Revenues - As Reported   $171,195  $227,203   $258,765  $199,278
Reclassification                     (2,682)     (202)    (8,505)   (8,148)
Operating Revenues - Restated       168,513   227,001    250,260   191,130

Operating Income - As Reported       24,686    51,971     65,430    41,993
Reclassification                        663       757          -       376
Operating Income - Restated          25,349    52,728     65,430    42,369
-----------------------------------------------------------------------------

                                                      TEP
                                   ----------------------------------------
                                    First     Second      Third     Fourth
-----------------------------------------------------------------------------
                                            -Thousands of Dollars-
2003

Operating Revenues - As Reported   $172,547  $209,956   $264,415  $200,413
Reclassification                        491       732        137         -
Operating Revenues - Restated       173,038   210,688    264,552   200,413

Operating Income - As Reported       20,706    51,053     85,870    49,710
Reclassification                        464       903          -         -
Operating Income - Restated          21,170    51,956     85,870    49,710
-----------------------------------------------------------------------------

2002

Operating Revenues - As Reported   $169,577  $226,362   $257,243  $198,132
Reclassification                     (2,682)     (202)    (8,507)   (8,148)
Operating Revenues - Restated       166,895   226,160    248,736   189,984

Operating Income - As Reported       29,170    58,163     72,054    50,009
Reclassification                        663       756          -       375
Operating Income - Restated          29,833    58,919     72,054    50,384
-----------------------------------------------------------------------------


Schedule II - Valuation and Qualifying Accounts

                                           Additions-
                               Beginning   Charged to               Ending
        Description             Balance     Income     Deductions   Balance
-----------------------------------------------------------------------------
    Year Ended December 31,                -Millions of Dollars-
Deferred Tax Assets Valuation
 Allowance(1)
           2003                  $ 22       $  2        $ 15        $  9
           2002                    16          7           1          22
           2001                    16          -           -          16
Allowance for Doubtful
 Accounts(2)
           2003                  $  9       $  5        $  3        $ 11
           2002                     9          2           2           9
           2001                    10          1           2           9
-----------------------------------------------------------------------------

(1) The deferred tax assets valuation allowance reduces the deferred tax asset balance. It relates to NOL and ITC carryforward amounts. UniSource, TEP and Subsidiaries charged approximately $7 million to income in 2002 relating to the limitation on the utilization of operating losses generated by certain Millennium entities. UniSource, TEP and Subsidiaries reduced the deferred tax assets valuation in 2002 due to the settlement of Internal Revenue Service audits. UniSource, TEP and Subsidiaries charged $2 million to income in 2003 relating to the limitation on the utilization of operating losses generated by certain Millennium entities. UniSource, TEP and Subsidiaries reduced the deferred tax assets valuation in 2003 primarily based on guidance issued by the Internal Revenue Service in September, 2003 (see Note 16 of Notes to Consolidated Financial Statements).

(2) TEP recorded $7 million of expense in the first quarter of 2001 and $9 million in the fourth quarter of 2000 to reserve for uncollectible amounts related to sales to the state of California in 2000 and the first quarter of 2001. TEP reversed $8 million of the $16 million reserve in the fourth quarter of 2001. In the first quarter of 2003, TEP increased its reserve for sales to the CPX and the CISO by $2 million by recording a reduction of wholesale revenues. Deductions principally reflect amounts charged off as uncollectible, less amounts recovered (see Note 13 of Notes to Consolidated Financial Statements).

ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

ITEM 9A. -- CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

         UniSource Energy and TEP have disclosure controls and procedures to ensure that material information recorded, processed, summarized and reported in their filings with the SEC is on an accurate and timely basis. Management of UniSource Energy and TEP, with the participation of the principal executive officer and principal financial officer of UniSource Energy and TEP have evaluated these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based on such evaluation, the principal executive officer and principal financial officer of UniSource Energy and TEP have concluded that such disclosure controls and procedures were, as of such date, effective at ensuring that material information is recorded, processed, summarized and reported accurately and within the time periods specified by the SEC's rules and forms. Since such evaluation there have not been any significant changes in UniSource Energy and TEP's internal controls, over financial reporting that has, or is reasonably likely to, materially affect these controls.

                                    PART III

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
--------------------------------------------------------------------------------

    DIRECTORS

         Certain of the individuals serving as Directors of UniSource Energy also serve as the Directors of TEP. Information concerning Directors will be contained under Election of Directors in UniSource Energy's Proxy Statement relating to the 2004 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2003, which information is incorporated herein by reference.

    EXECUTIVE OFFICERS - UNISOURCE ENERGY

         Executive Officers of UniSource Energy, who are elected annually by UniSource Energy's Board of Directors, are as follows:

                                                                                                           Executive
                                                                                                            Officer
   Name                          Age    Position(s) Held                                                     Since
   --------------------------- -------- ----------------------------------------------------------------- -------------
   James S. Pignatelli           60     Chairman, President and Chief Executive Officer                       1998
   Michael J. DeConcini          39     Senior Vice President, Investments and Planning                       1999
   Dennis R. Nelson              53     Senior Vice President, Utility Services                               1998
   Karen G. Kissinger            49     Vice President, Controller and Chief Compliance Officer               1998
   Kevin P. Larson               47     Vice President, Chief Financial Officer and Treasurer                 2000
   Steven W. Lynn                57     Vice President, Communications and Government Relations               2003
   Vincent Nitido, Jr.           48     Vice President, General Counsel and Chief Administrative Officer      2000
   Catherine A. Nichols          45     Corporate Secretary                                                   2003
   --------------------------- -------- ----------------------------------------------------------------- -------------

James S. Pignatelli        Mr. Pignatelli joined TEP as Senior Vice President in
                           August 1994 and was elected Senior Vice President and
                           Chief Operating Officer in 1996. He was named Senior
                           Vice President and Chief Operating Officer of
                           UniSource Energy in January 1998, and Executive Vice
                           President and Chief Operating Officer of TEP in March
                           1998. On June 23, 1998, Mr. Pignatelli was named
                           Chairman, President and CEO of UniSource Energy and
                           TEP. Prior to joining TEP, he was President and Chief
                           Executive Officer from 1988 to 1993 of Mission Energy
                           Company, a subsidiary of SCE Corp.

Michael J. DeConcini       Mr. DeConcini joined TEP in 1988 and served in
                           various positions in finance, strategic planning and wholesale marketing. He was Manager of TEP's
                           Wholesale Marketing Department in 1994, adding
                           Product Development and Business Development in 1997.
                           In November 1998, he was elected Vice President of
                           MEH, and elected Vice President, Strategic Planning of UniSource Energy in February 1999. He was named
                           Senior Vice President, Investments and Planning of
                           UniSource Energy in October 2000. Mr. DeConcini was elected Senior Vice President and Chief Operating
                           Officer of the Energy Resources business unit of TEP, effective January 1, 2003.

Dennis R. Nelson           Mr. Nelson joined TEP as a staff attorney in 1976.
                           He was manager of the Legal Department from 1985 to 1990. He was elected Vice President, General Counsel and Corporate Secretary in January 1991. He was named Vice President, General Counsel and Corporate
                           Secretary of UniSource Energy in January 1998.  Mr.
                           Nelson was named Senior Vice President and General
                           Counsel of TEP in November 1998. In December 1998 he was named Chief Operating Officer, Corporate Services of TEP. In October 2000, he was named Senior Vice
                           President, Governmental Affairs of UniSource Energy and Senior Vice President and Chief Operating Officer of the Energy Resources business unit of TEP. Mr.
                           Nelson was elected Senior Vice President of Utility
                           Services, effective January 1, 2003 and named Chief
                           Operating Officer of UES on August 11, 2003.

Karen G. Kissinger         Ms. Kissinger joined TEP as Vice President and
                           Controller in January 1991.  She was named Vice
                           President, Controller and Principal Accounting
                           Officer of UniSource Energy in January 1998.  In
                           November 1998, Ms. Kissinger was also named Chief
                           Information Officer of TEP.  She was named Chief
                           Compliance Officer of UniSource Energy and TEP, effective January 1, 2003.

Kevin P. Larson            Mr. Larson joined TEP in 1985 and thereafter held
                           various positions in its finance department and at TEP's investment subsidiaries. In January 1991, he was elected Assistant Treasurer of TEP and named
                           Manager of Financial Programs.  He was elected
                           Treasurer of TEP in August 1994 and Vice President in
                           March 1997.  In October 2000, he was elected Vice
                           President and Chief Financial Officer of both
                           UniSource Energy and TEP and remains Treasurer of both organizations.

Steven W. Lynn             Mr. Lynn joined TEP in 2000 as Manager of Corporate
                           Relations for UniSource Energy and was named Manager of Corporate Relations of both TEP and UniSource
                           Energy during 2000.  In January 2003, he was elected
                           Vice President of Communications and Government
                           Relations at UniSource Energy and TEP. Prior to joining TEP, Mr. Lynn was an owner-partner from 1984
                           - 2000 of Nordensson Lynn & Associates, Inc., a
                           Tucson-based advertising, marketing and public relations firm.

Vincent Nitido, Jr.        Mr. Nitido joined TEP as a staff attorney
                           in 1991. He was promoted to Manager of the Legal
                           Department in 1994, and elected Vice President and Assistant General Counsel in 1998. In October 2000, he was elected Vice President, General Counsel of both UniSource Energy and TEP and Corporate Secretary of UniSource Energy. Mr. Nitido was also named Chief
                           Administrative Officer of UniSource Energy and TEP, effective January 1, 2003.

Catherine A. Nichols       Ms. Nichols joined TEP as a staff attorney
                           in 1989. She was promoted to Manager of the Legal
                           Department and elected Corporate Secretary of TEP in 1998. She assumed the additional role of Manager of the Human Resources Department in 1999. Ms. Nichols was elected Corporate Secretary of UniSource Energy, effective January 1, 2003, and remains Corporate
                           Secretary of TEP.


    EXECUTIVE OFFICERS - TUCSON ELECTRIC POWER COMPANY

         Executive Officers of TEP, who are elected annually by TEP's Board of Directors, are:

                                                                                                           Executive
                                                                                                            Officer
   Name                          Age    Position(s) Held                                                     Since
   --------------------------- -------- ----------------------------------------------------------------- -------------
   James S. Pignatelli           60     Chairman, President and Chief Executive Officer                       1994
   Michael J. DeConcini          39     Senior Vice President, Energy Resources Business Unit                 2003
   Steven J. Glaser              46     Senior Vice President and Chief Operating Officer, Transmission       1994
                                        and Distribution Business Unit
   Thomas A. Delawder            57     Vice President, Energy Resources Business Unit                        1985
   Thomas N. Hansen              53     Vice President / Technical Advisor                                    1992
   Karen G. Kissinger            49     Vice President, Controller and Chief Compliance Officer               1991
   Kevin P. Larson               47     Vice President, Chief Financial Officer and Treasurer                 1994
   Steven W. Lynn                57     Vice President, Communications and Government Relations               2003
   Vincent Nitido, Jr.           48     Vice President, General Counsel and Chief Administrative Officer      1998
   James Pyers                   62     Vice President, Utility Distribution Business Unit, Operations        1998
   Catherine A. Nichols          45     Corporate Secretary                                                   1998
   --------------------------- -------- ----------------------------------------------------------------- -------------

James S. Pignatelli        See description shown under UniSource Energy
                           Corporation above.

Michael J. DeConcini       See description shown under UniSource Energy
                           Corporation above.

Steven J. Glaser           Mr. Glaser joined TEP in 1990 as a Senior Attorney in
                           charge of Regulatory Affairs. He was Manager of TEP's Legal Department from 1992 to 1994, and Manager of Contracts and Wholesale Marketing from 1994 until elected Vice President, Business Development. In
                           1995, he was named Vice President, Wholesale/Retail
                           Pricing and System Planning.  He was named Vice
                           President, Energy Services in 1996 and Vice
                           President, Rates and Regulatory Support and
                           Utility Distribution Company Energy Services in
                           November 1998.  In October 2000, he was named Senior
                           Vice President and Chief Operating Officer of the
                           Transmission and Distribution business unit.

Thomas A. Delawder         Mr. Delawder joined TEP in 1974 and thereafter
                           served in various engineering and operations positions. In April 1985 he was named Manager, Systems Operations and was elected Vice President,
                           Power Supply and System Control in November 1985.
                           In February 1991, he became Vice President,
                           Engineering and Power Supply and in January 1992 he became Vice President, System Operations. In 1994, he became Vice President of the Energy Resources business unit.

Thomas N. Hansen           Mr. Hansen joined TEP in December 1992 as Vice
                           President, Power Production.  Prior to joining TEP,
                           Mr. Hansen was Century Power Corporation's Vice
                           President, Operations from 1989 and Plant Manager at
                           Springerville from 1987 through 1988. In 1994, he was named Vice President / Technical Advisor.

Karen G. Kissinger         See description shown under UniSource Energy
                           Corporation above.

Kevin P. Larson            See description shown under UniSource Energy
                           Corporation above.

Steven W. Lynn             See description shown under UniSource Energy
                           Corporation above.

Vincent Nitido, Jr.        See description shown under UniSource Energy
                           Corporation above.

James Pyers                Mr. Pyers joined TEP in 1974 as a Supervisor.
                           Thereafter, he held various supervisory positions and was promoted to Manager of Customer Service
                           Operations in February 1998.  Mr. Pyers was elected
                           Vice President, Utility Distribution business unit,
                           Operations in November 1998.

Catherine A. Nichols       See description shown under UniSource Energy
                           Corporation above.

ITEM 11. -- EXECUTIVE COMPENSATION
-------------------------------------------------------------------------------

         Information concerning Executive Compensation will be contained under Executive Compensation and Other Information in UniSource Energy's Proxy Statement relating to the 2004 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2003, which information is incorporated herein by reference.


ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------------

    GENERAL

         At March 10, 2004, UniSource Energy had outstanding 34,029,653 shares of Common Stock. As of March 10, 2004, the number of shares of Common Stock beneficially owned by all directors and officers of UniSource Energy as a group amounted to approximately 4.5% of the outstanding Common Stock.

         At March 10, 2004, UniSource Energy owned greater than 99.9% of the outstanding shares of common stock of TEP.

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Information concerning the security ownership of certain beneficial owners of UniSource Energy will be contained under Security Ownership of Certain Beneficial Owners in UniSource Energy's Proxy Statement relating to the 2004 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2003, which information is incorporated herein by reference.

    SECURITY OWNERSHIP OF MANAGEMENT

         Information concerning the security ownership of the Directors and Executive Officers of UniSource Energy and TEP will be contained under Security Ownership of Management in UniSource Energy's Proxy Statement relating to the 2004 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2003, which information is incorporated herein by reference.

    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         Information concerning securities authorized for issuance under equity compensation plans will be contained under Securities Authorized for Issuance under Equity Compensation Plans in UniSource Energy's Proxy Statement relating to the 2004 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2003, which information is incorporated herein by reference.




ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------------------------

         Information concerning certain relationships and related transactions of UniSource Energy and TEP will be contained under Transactions with Management and Others and Compensation Committee Interlocks and Insider Participation in UniSource Energy's Proxy Statement relating to the 2004 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2003, which information is incorporated herein by reference.



ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------------------------------------

         Information concerning principal accountant fees and services will be contained in UniSource Energy's Proxy Statement relating to the 2004 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2003, which information is incorporated herein by reference.

                                     PART IV



ITEM 15. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

                                                                           Page
(a)      1. Consolidated Financial Statements as of December 31, 2003
            and 2002 and for Each of the Three Years in the Period Ended December 31, 2003

            UniSource Energy Corporation
            Report of Independent Auditors                                   69
            Consolidated Statements of Income                                70
            Consolidated Statements of Cash Flows                            71
            Consolidated Balance Sheets                                      72
            Consolidated Statements of Capitalization                        73
            Consolidated Statements of Changes in Stockholders' Equity       74
            Notes to Consolidated Financial Statements                       80

            Tucson Electric Power Company
            Report of Independent Auditors                                   69
            Consolidated Statements of Income                                75
            Consolidated Statements of Cash Flows                            76
            Consolidated Balance Sheets                                      77
            Consolidated Statements of Capitalization                        78
            Consolidated Statements of Changes in Stockholders' Equity       79
            Notes to Consolidated Financial Statements                       80

         2. Financial Statement Schedule
            Schedule II
               Valuation and Qualifying Accounts                            130

         3. Exhibits.

         Reference is made to the Exhibit Index commencing on page 141.

(b) Reports on Form 8-K

o UniSource Energy and TEP Form 8-K, dated August 20, 2003 regarding the acquisition by UniSource Energy of the Citizens Arizona gas and electric assets.
o UniSource Energy Form 8-K dated August 26, 2003 regarding the acquisition by UniSource Energy of the Citizens Arizona gas and electric assets.
o UniSource Energy Form 8-K dated October 2, 2003 regarding the acquisition by UniSource Energy of the Citizens Arizona gas and electric assets.
o UniSource Energy and TEP Form 8-K, dated October 23, 2003 furnished pursuant to Item 12 "Disclosure of Results of Operations and Financial Condition", announcing third quarter 2003 earnings for UniSource Energy and TEP.
o UniSource Energy and TEP Form 8-K, dated November 21, 2003, regarding the proposed acquisition of UniSource Energy by Saguaro Acquisition Corp.
o UniSource Energy and TEP Form 8-K, dated January 28, 2004, furnished pursuant to Item 9 "Regulation FD Disclosure," providing reconciliations of non-GAAP financial measures in connection with a proposed refinancing of TEP's credit facilities.
o UniSource Energy and TEP Form 8-K, dated February 17, 2004, furnished pursuant to Item 12 "Disclosure of Results of Operations and Financial Condition," announcing fourth quarter and year-end 2003 earnings for UniSource Energy and TEP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNISOURCE ENERGY CORPORATION


Date:  March 15, 2004                 By:/s/ Kevin P. Larson
                                      ----------------------------------
                                            Kevin P. Larson
                                            Vice President and Principal
                                            Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 15, 2004                 /s/   James S. Pignatelli*
                                      ----------------------------------
                                            James S. Pignatelli
                                            Chairman of the Board, President and
                                            Principal Executive Officer



Date:  March 15, 2004                 /s/   Kevin P. Larson
                                      ----------------------------------
                                            Kevin P. Larson
                                            Principal Financial Officer



Date:  March 15, 2004                 /s/   Karen G. Kissinger*
                                      ----------------------------------
                                            Karen G. Kissinger
                                            Principal Accounting Officer



Date:  March 15, 2004                 /s/   Lawrence J. Aldrich*
                                      ----------------------------------
                                            Lawrence J. Aldrich
                                            Director



Date:  March 15, 2004                 /s/   Larry W. Bickle*
                                      ----------------------------------
                                            Larry W. Bickle
                                            Director



Date:  March 15, 2004                 /s/   Elizabeth T. Bilby*
                                      ----------------------------------
                                            Elizabeth T. Bilby
                                            Director

Date:  March 15, 2004                 /s/   Harold W. Burlingame*
                                      ----------------------------------
                                            Harold W. Burlingame
                                            Director



Date:  March 15, 2004                 /s/   John L. Carter*
                                      ----------------------------------
                                            John L. Carter
                                            Director



Date:  March 15, 2004                 /s/   Robert A. Elliott*
                                      ----------------------------------
                                            Robert A. Elliott
                                            Director



Date:  March 15, 2004                 /s/   Kenneth Handy*
                                      ----------------------------------
                                            Kenneth Handy
                                            Director



Date:  March 15, 2004                 /s/   Warren Y. Jobe*
                                      ----------------------------------
                                            Warren Y. Jobe
                                            Director



Date:  March 15, 2004                 By:/s/Kevin P. Larson
                                      ----------------------------------
                                            Kevin P. Larson
                                            as attorney-in-fact for each
                                            of the persons indicated

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TUCSON ELECTRIC POWER COMPANY


Date:  March 15, 2004                 By:/s/Kevin P. Larson
                                      ----------------------------------
                                            Kevin P. Larson
                                            Vice President and Principal
                                            Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 15, 2004                 /s/   James S. Pignatelli*
                                      ----------------------------------
                                            James S. Pignatelli
                                            Chairman of the Board, President and
                                            Principal Executive Officer



Date:  March 15, 2004                 /s/   Kevin P. Larson
                                      ----------------------------------
                                            Kevin P. Larson
                                            Principal Financial Officer



Date:  March 15, 2004                 /s/   Karen G. Kissinger*
                                      ----------------------------------
                                            Karen G. Kissinger
                                            Principal Accounting Officer



Date:  March 15, 2004                 /s/   Lawrence J. Aldrich*
                                      ----------------------------------
                                            Lawrence J. Aldrich
                                            Director



Date:  March 15, 2004                 /s/   Elizabeth T. Bilby*
                                      ----------------------------------
                                            Elizabeth T. Bilby
                                            Director



Date:  March 15, 2004                 /s/   Harold W. Burlingame*
                                      ----------------------------------
                                            Harold W. Burlingame
                                            Director

Date:  March 15, 2004                 /s/   John L. Carter*
                                      ----------------------------------
                                            John L. Carter
                                            Director



Date:  March 15, 2004                 /s/   Robert A. Elliott*
                                      ----------------------------------
                                            Robert A. Elliott
                                            Director



Date:  March 15, 2004                 /s/   Kenneth Handy*
                                      ----------------------------------
                                            Kenneth Handy
                                            Director



Date:  March 15, 2004                 /s/   Warren Y. Jobe*
                                      ----------------------------------
                                            Warren Y. Jobe
                                            Director



Date:  March 15, 2004                 By:/s/Kevin P. Larson
                                      ----------------------------------
                                            Kevin P. Larson
                                            as attorney-in-fact for each
                                            of the persons indicated

                                 EXHIBIT INDEX



*2(a)        --  Agreement and Plan of Exchange, dated as of March 20, 1995, between TEP, UniSource Energy and NCR
                 Holding, Inc.

*2(b)        --  Agreement and Plan of Merger between UniSource Energy
                 Corporation and Saguaro Acquisition Corp., dated as of November
                 21, 2003. (Form 8-K dated November 21, 2003, File No. 1-13739 -
                 Exhibit 10.)

*3(a)        --  Restated Articles of Incorporation of TEP, filed with the
                 ACC on August 11, 1994, as amended by Amendment to Article
                 Fourth of the Company's Restated Articles of Incorporation, filed with the ACC on May 17, 1996. (Form 10-K for year ended
                 December 31, 1996, File No. 1-5924 -- Exhibit 3(a).)

*3(b)        --  Bylaws of TEP, as amended May 20, 1994.  (Form 10-Q for the quarter ended June 30, 1994, File No.1-5924 -- Exhibit 3.)

*3(c)        --  Amended and Restated Articles of Incorporation of UniSource
                 Energy. (Form 8-A/A, dated January 30, 1998, File No. 1-13739
             --  Exhibit 2(a).)

*3(d)        --  Bylaws of UniSource Energy, as amended December 11, 1997.
                 (Form 8-A, dated December 23, 1997, File No. 1-13739 -- Exhibit
                 2(b).)

*4(a)(1)     --  Indenture dated as of April 1, 1941, to The Chase National Bank of the City of New York, as Trustee.(Form S-7, File No. 2-59906
                 -- Exhibit 2(b)(1).)

*4(a)(2)     --  First Supplemental Indenture, dated as of October 1, 1946.
                 (Form S-7, File No. 2-59906 -- Exhibit 2(b)(2).)

*4(a)(3)     --  Second Supplemental Indenture dated as of October 1, 1947.
                 (Form S-7, File No. 2-59906 -- Exhibit 2(b)(3).)

*4(a)(4)     --  Third Supplemental Indenture, dated as of April 1, 1949.
                 (Form S-7, File No. 2-59906 -- Exhibit 2(b)(4).)

*4(a)(5)     --  Fourth Supplemental Indenture, dated as of December 1, 1952.
                 (Form S-7, File No. 2-59906 -- Exhibit 2(b)(5).)

*4(a)(6)     --  Fifth Supplemental Indenture, dated as of January 1, 1955.
                 (Form S-7, File No. 2-59906 -- Exhibit 2(b)(6).)

*4(a)(7)     --  Sixth Supplemental Indenture, dated as of January 1, 1958.
                 (Form S-7, File No. 2-59906 -- Exhibit 2(b)(7).)

*4(a)(8)     --  Seventh Supplemental Indenture, dated as of November 1, 1959.
                 (Form S-7, File No. 2-59906 -- Exhibit 2(b)(8).)

*4(a)(9)     --  Eighth Supplemental Indenture, dated as of November 1, 1961.
                 (Form S-7, File No. 2-59906 -- Exhibit 2(b)(9).)

*4(a)(10)    --  Ninth Supplemental Indenture, dated as of February 20, 1964.
                 (Form S-7, File No. 2-59906 -- Exhibit 2(b)(10).)

*4(a)(11)    --  Tenth Supplemental Indenture, dated as of February 1, 1965.
                 (Form S-7, File No. 2-59906 -- Exhibit 2(b)(11).)

*4(a)(12)    --  Eleventh Supplemental Indenture, dated as of February 1, 1966.
                 (Form S-7, File No. 2-59906 -- Exhibit 2(b)(12).)

*4(a)(13)    --  Twelfth Supplemental Indenture, dated as of November 1, 1969.
                 (Form S-7, File No. 2-59906 -- Exhibit 2(b)(13).)

*4(a)(14)    --  Thirteenth Supplemental Indenture, dated as of January 20,
                 1970.  (Form S-7, File No. 2-59906 -- Exhibit 2(b)(14).)

*4(a)(15)    --  Fourteenth Supplemental Indenture, dated as of September 1,
                 1971.  (Form S-7, File No. 2-59906 -- Exhibit 2(b)(15).)

*4(a)(16)    --  Fifteenth Supplemental Indenture, dated as of March 1, 1972.
                 (Form S-7, File No. 2-59906 -- Exhibit 2(b)(16).)

*4(a)(17)    --  Sixteenth Supplemental Indenture, dated as of May 1, 1973.
                 (Form S-7, File No. 2-59906 -- Exhibit 2(b)(17).)

*4(a)(18)    --  Seventeenth Supplemental Indenture, dated as of November 1,
                 1975.  (Form S-7, File No. 2-59906 -- Exhibit 2(b)(18).)

*4(a)(19)    --  Eighteenth Supplemental Indenture, dated as of November 1,
                 1975.  (Form S-7, File No. 2-59906 -- Exhibit 2(b)(19).)

*4(a)(20)    --  Nineteenth Supplemental Indenture, dated as of July 1, 1976.
                 (Form S-7, File No. 2-59906 -- Exhibit 2(b)(20).)

*4(a)(21)    --  Twentieth Supplemental Indenture, dated as of October 1, 1977.
                 (Form S-7, File No. 2-59906 -- Exhibit 2(b)(21).)

*4(a)(22)    --  Twenty-first Supplemental Indenture, dated as of November 1,
                 1977. (Form 10-K for year ended December 31, 1980, File No.
                 1-5924 -- Exhibit 4(v).)

*4(a)(23)    --  Twenty-second Supplemental Indenture, dated as of January 1,
                 1978. (Form 10-K for year ended December 31, 1980, File No.
                 1-5924 -- Exhibit 4(w).)

*4(a)(24)    --  Twenty-third Supplemental Indenture, dated as of July 1,
                 1980. (Form 10-K for year ended December 31, 1980, File No.
                 1-5924 -- Exhibit 4(x).)

*4(a)(25)    --  Twenty-fourth Supplemental Indenture, dated as of October 1,
                 1980. (Form 10-K for year ended December 31, 1980, File No.
                 1-5924 -- Exhibit 4(y).)

*4(a)(26)    --  Twenty-fifth Supplemental Indenture, dated as of April 1,
                 1981. (Form 10-Q for quarter ended March 31, 1981, File No.
                 1-5924 -- Exhibit 4(a).)

*4(a)(27)    --  Twenty-sixth Supplemental Indenture, dated as of April 1,
                 1981. (Form 10-Q for quarter ended March 31, 1981, File No.
                 1-5924 -- Exhibit 4(b).)

*4(a)(28)    --  Twenty-seventh Supplemental Indenture, dated as of October
                 1, 1981. (Form 10-Q for quarter ended September 30, 1982, File
                 No. 1-5924 -- Exhibit 4(c).)

*4(a)(29)    --  Twenty-eighth Supplemental Indenture, dated as of June 1,
                 1990. (Form 10-Q for quarter ended June 30, 1990, File No.
                 1-5924 -- Exhibit 4(a)(1).)

*4(a)(30)    --  Twenty-ninth Supplemental Indenture, dated as of December 1,
                 1992. (Form S-1, Registration No. 33-55732 -- Exhibit
                 4(a)(30).)

*4(a)(31)    --  Thirtieth Supplemental Indenture, dated as of December 1,
                 1992. (Form S-1, Registration No. 33-55732 -- Exhibit
                 4(a)(31).)

*4(a)(32)    --  Thirty-first Supplemental Indenture, dated as of May 1,
                 1996. (Form 10-K for the year ended December 31, 1996, File No.
                 1-5924 -- Exhibit 4(a)(32).)

*4(a)(33)    --  Thirty-second Supplemental Indenture, dated as of May 1,
                 1996. (Form 10-K for the year ended December 31, 1996, File No.
                 1-5924 -- Exhibit 4(a)(33).)

*4(a)(34)    --  Thirty-third Supplemental Indenture, dated as of May 1, 1998.
                 (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924
                 -- Exhibit 4(a).)

*4(a)(35)    --  Thirty-fourth Supplemental Indenture dated as of August 1,
                 1998. (Form 10-Q for the quarter ended June 30, 1998, File No.
                 1-5924 -- Exhibit 4(b).)

*4(b)(1)     --  Installment Sale Agreement, dated as of December 1, 1973, among the City of Farmington, New Mexico, Public Service
                 Company of New Mexico and TEP. (Form 8-K for the month of January 1974, File No. 0-269
                 -- Exhibit 3.)

*4(b)(2)     --  Ordinance No. 486, adopted December 17, 1973, of the City of
                 Farmington, New Mexico. (Form 8-K for the month of January
                 1974, File No. 0-269 -- Exhibit 4.)

*4(b)(3)     --  Amended and Restated Installment Sale Agreement dated as of
                 April 1, 1997, between the City of Farmington, New Mexico and
                 TEP relating to Pollution Control Revenue Bonds, 1997 Series A
                 (Tucson Electric Power Company San Juan Project). (Form 10-Q for the quarter ended March 31, 1997, File No.
                 1-5924 -- Exhibit 4(a).)

*4(b)(4)     --  City of Farmington, New Mexico Ordinance No. 97-1055,
                 adopted April 17, 1997, authorizing Pollution Control Revenue
                 Bonds, 1997 Series A (Tucson Electric Power Company San Juan
                 Project). (Form 10-Q for the quarter ended March 31, 1997, File
                 No. 1-5924 -- Exhibit 4(b).)

*4(c)(1)     --  Loan Agreement, dated as of October 1, 1982, between the
                 Pima County Authority and TEP relating to Floating Rate Monthly
                 Demand Industrial Development Revenue Bonds, 1982 Series A
                 (Tucson Electric Power Company Sundt Project). (Form 10-Q for the quarter ended September 30, 1982, File No. 1-5924 --
                 Exhibit 4(a).)

*4(c)(2)     --  Indenture of Trust, dated as of October 1, 1982, between the
                 Pima County Authority and Morgan Guaranty authorizing Floating
                 Rate Monthly Demand Industrial Development Revenue Bonds, 1982
                 Series A (Tucson Electric Power Company Sundt Project). (Form
                 10-Q for the quarter ended September 30, 1982, File No.
                 1-5924 -- Exhibit 4(b).)

*4(c)(3)     --  First Supplemental Loan Agreement, dated as of March 31,
                 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson
                 Electric Power Company Sundt Project). (Form S-4, Registration
                 No. 33-52860 -- Exhibit 4(h)(3).)

*4(c)(4)     --  First Supplemental Indenture of Trust, dated as of March 31,
                 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A
                 (Tucson Electric Power Company Sundt Project). (Form S-4,
                 Registration No. 33-52860 -- Exhibit 4(h)(4).)

*4(d)(1)     --  Loan Agreement, dated as of December 1, 1982, between the
                 Pima County Authority and TEP relating to Floating Rate Monthly
                 Demand Industrial Development Revenue Bonds, 1982 Series A
                 (Tucson Electric Power Company Projects). (Form 10-K for the year ended December 31, 1982, File No. 1-5924 -- Exhibit
                 4(k)(1).)

*4(d)(2)     --  Indenture of Trust, dated as of December 1, 1982, between the Pima County Authority and Morgan Guaranty authorizing
                 Floating Rate Monthly Demand Industrial Development Revenue
                 Bonds, 1982 Series A (Tucson Electric Power Company Projects).
                 (Form 10-K for the year ended December 31, 1982, File No.
                 1-5924 -- Exhibit 4(k)(2).)

*4(d)(3)     --  First Supplemental Loan Agreement, dated as of March 31,
                 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson
                 Electric Power Company Projects). (Form S-4, Registration No.
                 33-52860 -- Exhibit 4(i)(3).)

*4(d)(4)     --  First Supplemental Indenture of Trust, dated as of March 31,
                 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A
                 (Tucson Electric Power Company Projects). (Form S-4,
                 Registration No. 33-52860 -- Exhibit 4(i)(4).)

*4(e)(1)     --  Loan Agreement, dated as of December 1, 1983, between the
                 Apache County Authority and TEP relating to Floating Rate
                 Monthly Demand Industrial Development Revenue Bonds, 1983
                 Series A (Tucson Electric Power Company Springerville Project).
                 (Form 10-K for the year ended December 31, 1983, File No.
                 1-5924 -- Exhibit 4(l)(1).)

*4(e)(2)     --  Indenture of Trust, dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing
                 Floating Rate Monthly Demand Industrial Development Revenue
                 Bonds, 1983 Series A (Tucson Electric Power Company
                 Springerville Project). (Form 10-K for the year ended December
                 31, 1983, File No. 1-5924 -- Exhibit 4(l)(2).)

*4(e)(3)     --  First Supplemental Loan Agreement, dated as of December 1,
                 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue
                 Bonds, 1983 Series A (Tucson Electric Power Company
                 Springerville Project). (Form 10-K for the year ended December
                 31, 1987, File No. 1-5924 -- Exhibit 4(k)(3).)

*4(e)(4)     --  First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development
                 Revenue Bonds, 1983 Series A (Tucson Electric Power Company
                 Springerville Project). (Form 10-K for the year ended December
                 31, 1987, File No. 1-5924 -- Exhibit 4(k)(4).)

*4(e)(5)     --  Second Supplemental Loan Agreement, dated as of March 31,
                 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson
                 Electric Power Company Springerville Project). (Form S-4,
                 Registration No. 33-52860 -- Exhibit 4(k)(5).)

*4(e)(6)     --  Second Supplemental Indenture of Trust, dated as of March
                 31, 1992, between the Apache County Authority and Morgan
                 Guaranty relating to Industrial Development Revenue Bonds, 1983
                 Series A (Tucson Electric Power Company Springerville Project).
                 (Form S-4, Registration No. 33-52860 -- Exhibit 4(k)(6).)

*4(f)(1)     --  Loan Agreement, dated as of December 1, 1983, between the
                 Apache County Authority and TEP relating to Variable Rate
                 Demand Industrial Development Revenue Bonds, 1983 Series B
                 (Tucson Electric Power Company Springerville Project). (Form
                 10-K for the year ended December 31, 1983, File No. 1-5924 --
                 Exhibit 4(m)(1).)

*4(f)(2)     --  Indenture of Trust, dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing
                 Variable Rate Demand Industrial Development Revenue Bonds, 1983
                 Series B (Tucson Electric Power Company Springerville Project).
                 (Form 10-K for the year ended December 31, 1983, File No.
                 1-5924 -- Exhibit 4(m)(2).)

*4(f)(3)     --  First Supplemental Loan Agreement, dated as of December 1,
                 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue
                 Bonds, 1983 Series B (Tucson Electric Power Company
                 Springerville Project). (Form 10-K for the year ended December
                 31, 1987, File No. 1-5924 -- Exhibit 4(l)(3).)

*4(f)(4)     --  First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development
                 Revenue Bonds, 1983 Series B (Tucson Electric Power Company
                 Springerville Project). (Form 10-K for the year ended December
                 31, 1987, File No. 1-5924 -- Exhibit 4(l)(4).)

*4(f)(5)     --  Second Supplemental Loan Agreement, dated as of March 31,
                 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson
                 Electric Power Company Springerville Project). (Form S-4,
                 Registration No. 33-52860 -- Exhibit 4(l)(5).)

*4(f)(6)     --  Second Supplemental Indenture of Trust, dated as of March
                 31, 1992, between the Apache County Authority and Morgan
                 Guaranty relating to Industrial Development Revenue Bonds, 1983
                 Series B (Tucson Electric Power Company Springerville Project).
                 (Form S-4, Registration No. 33-52860 -- Exhibit 4(l)(6).)

*4(g)(1)     --  Loan Agreement, dated as of December 1, 1983, between the
                 Apache County Authority and TEP relating to Variable Rate
                 Demand Industrial Development Revenue Bonds, 1983 Series C
                 (Tucson Electric Power Company Springerville Project). (Form
                 10-K for year ended December 31, 1983, File No. 1-5924 --
                 Exhibit 4(n)(1).)

*4(g)(2)     --  Indenture of Trust, dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing
                 Variable Rate Demand Industrial Development Revenue Bonds, 1983
                 Series C (Tucson Electric Power Company Springerville Project).
                 (Form 10-K for the year ended December 31, 1983, File No.
                 1-5924 -- Exhibit 4(n)(2).)

*4(g)(3)     --  First Supplemental Loan Agreement, dated as of December 1,
                 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue
                 Bonds, 1983 Series C (Tucson Electric Power Company
                 Springerville Project). (Form 10-K for the year ended December
                 31, 1987, File No. 1-5924 -- Exhibit 4(m)(3).)

*4(g)(4)     --  First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development
                 Revenue Bonds, 1983 Series C (Tucson Electric Power Company
                 Springerville Project). (Form 10-K for the year ended December
                 31, 1987, File No. 1-5924 -- Exhibit 4(m)(4).)

*4(g)(5)     --  Second Supplemental Loan Agreement, dated as of March 31,
                 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson
                 Electric Power Company Springerville Project). (Form S-4,
                 Registration No. 33-52860 -- Exhibit 4(m)(5).)

*4(g)(6)     --  Second Supplemental Indenture of Trust, dated as of March
                 31, 1992, between the Apache County Authority and Morgan
                 Guaranty relating to Industrial Development Revenue Bonds, 1983
                 Series C (Tucson Electric Power Company Springerville Project).
                 (Form S-4, Registration No. 33-52860 -- Exhibit 4(m)(6).)

*4(h)        --  Reimbursement Agreement, dated as of September 15, 1981, as amended, between TEP and Manufacturers Hanover Trust Company.
                 (Form 10-K for the year ended December 31, 1984, File No.
                 1-5924 -- Exhibit 4(o)(4).)

*4(i)(1)     --  Loan Agreement, dated as of December 1, 1985, between the
                 Apache County Authority and TEP relating to Variable Rate
                 Demand Industrial Development Revenue Bonds, 1985 Series A
                 (Tucson Electric Power Company Springerville Project). (Form
                 10-K for the year ended December 31, 1985, File No. 1-5924 --
                 Exhibit 4(r)(1).)

*4(i)(2)     --  Indenture of Trust, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty authorizing
                 Variable Rate Demand Industrial Development Revenue Bonds, 1985
                 Series A (Tucson Electric Power Company Springerville Project).
                 (Form 10-K for the year ended December 31, 1985, File No.
                 1-5924 -- Exhibit 4(r)(2).)

*4(i)(3)     --  First Supplemental Loan Agreement, dated as of March 31,
                 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson
                 Electric Power Company Springerville Project). (Form S-4,
                 Registration No. 33-52860 -- Exhibit 4(o)(3).)

*4(i)(4)     --  First Supplemental Indenture of Trust, dated as of March 31,
                 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1985 Series A
                 (Tucson Electric Power Company Springerville Project). (Form
                 S-4, Registration No. 33-52860 -- Exhibit 4(o)(4).)

*4(j)(1)     --  Indenture of Mortgage and Deed of Trust dated as of December
                 1, 1992, to Bank of Montreal Trust Company, Trustee. (Form S-1,
                 Registration No. 33-55732 -- Exhibit 4(r)(1).)

*4(j)(2)     --  Supplemental Indenture No. 1 creating a series of bonds designated Second Mortgage Bonds, Collateral Series A, dated as of December 1, 1992. (Form S-1, Registration No. 33-55732 --
                 Exhibit 4(r)(2).)

*4(j)(3)     --  Supplemental Indenture No. 2 creating a series of bonds designated Second Mortgage Bonds, Collateral Series B, dated as of December 1, 1997. (Form 10-K for year ended December 31,
                 1997, File No. 1-5924
                 -- Exhibit 4(m)(3).)

*4(j)(4)     --  Supplemental Indenture No. 3 creating a series of bonds designated Second Mortgage Bonds, Collateral Series, dated as of August 1, 1998. (Form 10-Q for the quarter ended June 30,
                 1998, File No. 1-5924
                 -- Exhibit 4(c).)

*4(j)(5)     --  Supplemental Indenture No. 4 creating a series of bonds designated Second Mortgage Bonds, Collateral Series C, dated as of November 1, 2002. (Form 8-K dated November 27, 2002, File
                 Nos. 1-05924 and 1-13739 -- Exhibit 99.2.)

*4(k)(1)     --  Loan Agreement, dated as of April 1, 1997, between Coconino
                 County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 1997 Series A (Tucson
                 Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924 -- Exhibit 4(c).)

*4(k)(2)     --  Indenture of Trust, dated as of April 1, 1997, between
                 Coconino County, Arizona Pollution Control Corporation and
                 First Trust of New York, National Association, authorizing
                 Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric
                 Power Company Navajo Project). (Form 10-Q for the quarter ended
                 March 31, 1997, File No. 1-5924 -- Exhibit 4(d).)

*4(l)(1)     --  Loan Agreement, dated as of April 1, 1997, between Coconino
                 County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 1997 Series B (Tucson
                 Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924 --Exhibit 4(e).)

*4(l)(2)     --  Indenture of Trust, dated as of April 1, 1997, between
                 Coconino County, Arizona Pollution Control Corporation and
                 First Trust of New York, National Association, authorizing
                 Pollution Control Revenue Bonds, 1997 Series B (Tucson Electric
                 Power Company Navajo Project). (Form 10-Q for the quarter ended
                 March 31, 1997, File No. 1-5924 -- Exhibit 4(f).)

*4(m)(1)     --  Loan Agreement, dated as of September 15, 1997, between The
                 Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series A
                 (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924
                 -- Exhibit 4(a).)

*4(m)(2)     --  Indenture of Trust, dated as of September 15, 1997, between
                 The Industrial Development Authority of the County of Pima and
                 First Trust of New York, National Association, authorizing
                 Industrial Development Revenue Bonds, 1997 Series A (Tucson
                 Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 -- Exhibit 4(b).)

*4(n)(1)     --  Loan Agreement, dated as of September 15, 1997, between The
                 Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series B
                 (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924
                 -- Exhibit 4(c).)

*4(n)(2)     --  Indenture of Trust, dated as of September 15, 1997, between
                 The Industrial Development Authority of the County of Pima and
                 First Trust of New York, National Association, authorizing
                 Industrial Development Revenue Bonds, 1997 Series B (Tucson
                 Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 -- Exhibit 4(d).)

*4(o)(1)     --  Loan Agreement, dated as of September 15, 1997, between The
                 Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series C
                 (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924
                 -- Exhibit 4(e).)

*4(o)(2)     --  Indenture of Trust, dated as of September 15, 1997, between
                 The Industrial Development Authority of the County of Pima and
                 First Trust of New York, National Association, authorizing
                 Industrial Development Revenue Bonds, 1997 Series C (Tucson
                 Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 -- Exhibit 4(f).)

*4(p)(1)     --  Loan Agreement, dated as of March 1, 1998, between The
                 Industrial Development Authority of the County of Apache and
                 TEP relating to Pollution Control Revenue Bonds, 1998 Series A
                 (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 -- Exhibit 4(a).)

*4(p)(2)     --  Indenture of Trust, dated as of March 1, 1998, between The
                 Industrial Development Authority of the County of Apache and
                 First Trust of New York, National Association, authorizing
                 Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric
                 Power Company Project). (Form 10-Q for the quarter ended March
                 31, 1998, File No. 1-5924 -- Exhibit 4(b).)

*4(q)(1)     --  Loan Agreement, dated as of March 1, 1998, between The
                 Industrial Development Authority of the County of Apache and
                 TEP relating to Pollution Control Revenue Bonds, 1998 Series B
                 (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 -- Exhibit 4(c).)

*4(q)(2)     --  Indenture of Trust, dated as of March 1, 1998, between The
                 Industrial Development Authority of the County of Apache and
                 First Trust of New York, National Association, authorizing
                 Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric
                 Power Company Project). (Form 10-Q for the quarter ended March
                 31, 1998, File No. 1-5924 -- Exhibit 4(d).)

*4(r)(1)     --  Loan Agreement, dated as of March 1, 1998, between The
                 Industrial Development Authority of the County of Apache and
                 TEP relating to Industrial Development Revenue Bonds, 1998
                 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 --
                 Exhibit 4(e).)

*4(r)(2)     --  Indenture of Trust, dated as of March 1, 1998, between The
                 Industrial Development Authority of the County of Apache and
                 First Trust of New York, National Association, authorizing
                 Industrial Development Revenue Bonds, 1998 Series C (Tucson
                 Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 -- Exhibit 4(f).)

*4(s)(1)     --  Indenture of Trust, dated as of August 1, 1998, between TEP and the Bank of Montreal Trust Company. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 -- Exhibit 4(d).)

*4(t)(1)     --  Rights Agreement dated as of March 5, 1999, between
                 UniSource Energy Corporation and The Bank of New York, as
                 Rights Agent. (Form 8-K dated March 5, 1999, File No. 1-13739
                 -- Exhibit 4.)

*10(a)(1)    --  Lease Agreements, dated as of December 1, 1984, between
                 Valencia and United States Trust Company of New York, as
                 Trustee, and Thomas B. Zakrzewski, as Co-Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 -- Exhibit 10(d)(1).)

*10(a)(2)    --  Guaranty and Agreements, dated as of December 1, 1984, between TEP and United States Trust Company of New York, as
                 Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 --
                 Exhibit 10(d)(2).)

*10(a)(3)    --  General Indemnity Agreements, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors; General Foods Credit
                 Corporation, Harvey Hubbell Financial, Inc. and J. C. Penney
                 Company, Inc. as Owner Participants; United States Trust
                 Company of New York, as Owner Trustee; Teachers Insurance and
                 Annuity Association of America as Loan Participant; and Marine
                 Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 -- Exhibit
                 10(d)(3).)

*10(a)(4)    --  Tax Indemnity Agreements, dated as of December 1, 1984, between General Foods Credit Corporation, Harvey Hubbell
                 Financial, Inc. and J. C. Penney Company, Inc., each as
                 Beneficiary under a separate Trust Agreement dated December 1,
                 1984, with United States Trust of New York as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee, Lessor, and Valencia,
                 Lessee, and TEP, Indemnitors. (Form 10-K for the year ended
                 December 31, 1984, File No. 1-5924 -- Exhibit 10(d)(4).)

*10(a)(5)    --  Amendment No. 1, dated December 31, 1984, to the Lease
                 Agreements, dated December 1, 1984, between Valencia and United
                 States Trust Company of New York, as Owner Trustee, and Thomas
                 B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended
                 December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(5).)

*10(a)(6)    --  Amendment No. 2, dated April 1, 1985, to the Lease
                 Agreements, dated December 1, 1984, between Valencia and United
                 States Trust Company of New York, as Owner Trustee, and Thomas
                 B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended
                 December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(6).)

*10(a)(7)    --  Amendment No. 3, dated August 1, 1985, to the Lease
                 Agreements, dated December 1, 1984, between Valencia and United
                 States Trust Company of New York, as Owner Trustee, and Thomas
                 Zakrzewski as Co-Trustee. (Form 10-K for the year ended
                 December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(7).)

*10(a)(8)    --  Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States
                 Trust Company of New York as Owner Trustee, and Thomas
                 Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with General Foods Credit Corporation as
                 Owner Participant. (Form 10-K for the year ended December 31,
                 1986, File No. 1-5924 -- Exhibit 10(e)(8).)

*10(a)(9)    --  Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States
                 Trust Company of New York as Owner Trustee, and Thomas
                 Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with J. C. Penney Company, Inc. as Owner
                 Participant. (Form 10-K for the year ended December 31, 1986,
                 File No. 1-5924 -- Exhibit 10(e)(9).)

*10(a)(10)   --  Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States
                 Trust Company of New York as Owner Trustee, and Thomas
                 Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with Harvey Hubbell Financial Inc. as Owner
                 Participant. (Form 10-K for the year ended December 31, 1986,
                 File No. 1-5924 -- Exhibit 10(e)(10).)

*10(a)(11)   --  Lease Amendment No. 5 and Supplement No. 2, to the Lease
                 Agreement, dated July 1, 1986, between Valencia, United States
                 Trust Company of New York as Owner Trustee, and Thomas
                 Zakrzewski as Co-Trustee and J. C. Penney as Owner Participant.
                 (Form 10-K for the year ended December 31, 1986, File No.
                 1-5924 -- Exhibit 10(e)(11).)

*10(a)(12)   --  Lease Amendment No. 5, to the Lease Agreement, dated June 1,
                 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and
                 General Foods Credit Corporation as Owner Participant. (Form
                 10-K for the year ended December 31, 1988, File No.
                 1-5924 -- Exhibit 10(f)(12).)

*10(a)(13)   --  Lease Amendment No. 5, to the Lease Agreement, dated June 1,
                 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and
                 Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924
                 -- Exhibit 10(f)(13).)

*10(a)(14)   --  Lease Amendment No. 6, to the Lease Agreement, dated June 1,
                 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J. C.
                 Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924
                 -- Exhibit 10(f)(14).)

*10(a)(15)   --  Lease Supplement No. 1, dated December 31, 1984, to Lease
                 Agreements, dated December 1, 1984, between Valencia, as Lessee and United States Trust Company of New York and Thomas B.
                 Zakrzewski, as Owner Trustee and Co-Trustee, respectively
                 (document filed relates to General Foods Credit Corporation;
                 documents relating to Harvey Hubbell Financial, Inc. and JC
                 Penney Company, Inc. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860 -- Exhibit
                 10(f)(15).)

*10(a)(16)   --  Amendment No. 1, dated June 1, 1986, to the General
                 Indemnity Agreement, dated as of December 1, 1984, between
                 Valencia and TEP, as Indemnitors, General Foods Credit
                 Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity
                 Association of America, as Loan Participant, and Marine Midland
                 Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended
                 December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(12).)

*10(a)(17)   --  Amendment No. 1, dated June 1, 1986, to the General
                 Indemnity Agreement, dated as of December 1, 1984, between
                 Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of
                 America, as Loan Participant, and Marine Midland Bank, N.A., as
                 Indenture Trustee. (Form 10-K for the year ended December 31,
                 1986, File No. 1-5924 -- Exhibit 10(e)(13).)

*10(a)(18)   --  Amendment No. 1, dated June 1, 1986, to the General
                 Indemnity Agreement, dated as of December 1, 1984, between
                 Valencia and TEP, as Indemnitors, Harvey Hubbell Financial,
                 Inc., as Owner Participant, United States Trust Company of New
                 York, as Owner Trustee, Teachers Insurance and Annuity
                 Association of America, as Loan Participant, and Marine Midland
                 Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended
                 December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(14).)

*10(a)(19)   --  Amendment No. 2, dated as of July 1, 1986, to the General
                 Indemnity Agreement, dated as of December 1, 1984, between
                 Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of
                 America, as Loan Participant, and Marine Midland Bank, N.A., as
                 Indenture Trustee. (Form S-4,
                 Registration No. 33-52860 -- Exhibit 10(f)(19).)

*10(a)(20)   --  Amendment No. 2, dated as of June 1, 1987, to the General
                 Indemnity Agreement, dated as of December 1, 1984, between
                 Valencia and TEP, as Indemnitors, General Foods Credit
                 Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity
                 Association of America, as Loan Participant, and Marine Midland
                 Bank, N.A., as Indenture Trustee.
                 (Form S-4, Registration No. 33-52860 -- Exhibit 10(f)(20).)

*10(a)(21)   --  Amendment No. 2, dated as of June 1, 1987, to the General
                 Indemnity Agreement, dated as of December 1, 1984, between
                 Valencia and TEP, as Indemnitors, Harvey Hubbell Financial,
                 Inc., as Owner Participant, United States Trust Company of New
                 York, as Owner Trustee, Teachers Insurance and Annuity
                 Association of America, as Loan Participant, and Marine Midland
                 Bank, N.A., as Indenture Trustee. (Form S-4, Registration No.
                 33-52860 -- Exhibit 10(f)(21).)

*10(a)(22)   --  Amendment No. 3, dated as of June 1, 1987, to the General
                 Indemnity Agreement, dated as of December 1, 1984, between
                 Valencia and TEP, as Indemnitors, J. C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of
                 America, as Loan Participant, and Marine Midland Bank, N.A., as
                 Indenture Trustee. (Form S-4,
                 Registration No. 33-52860 -- Exhibit 10(f)(22).)

*10(a)(23)   --  Supplemental Tax Indemnity Agreement, dated July 1, 1986, between J. C. Penney Company, Inc., as Owner Participant, and
                 Valencia and TEP, as Indemnitors. (Form 10-K for the year ended
                 December 31, 1986, File No. 1-5924 -- Exhibit 10(e)(15).)

*10(a)(24)   --  Supplemental General Indemnity Agreement, dated as of July
                 1, 1986, among Valencia and TEP, as Indemnitors, J. C. Penney
                 Company, Inc., as Owner Participant, United States Trust
                 Company of New York, as Owner Trustee, Teachers Insurance and
                 Annuity Association of America, as Loan Participant, and Marine
                 Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 -- Exhibit
                 10(e)(16).)

*10(a)(25)   --  Amendment No. 1, dated as of June 1, 1987, to the
                 Supplemental General Indemnity Agreement, dated as of July 1,
                 1986, among Valencia and TEP, as Indemnitors, J. C. Penney
                 Company, Inc., as Owner Participant, United States Trust
                 Company of New York, as Owner Trustee, Teachers Insurance and
                 Annuity Association of America, as Loan Participant, and Marine
                 Midland Bank, N.A., as Indenture Trustee.
                 (Form S-4, Registration No. 33-52860 -- Exhibit 10(f)(25).)

*10(a)(26)   --  Valencia Agreement, dated as of June 30, 1992, among TEP, as
                 Guarantor, Valencia, as Lessee, Teachers Insurance and Annuity
                 Association of America, as Loan Participant, Marine Midland
                 Bank, N.A., as Indenture Trustee, United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as
                 Co-Trustee, and the Owner Participants named therein relating to the Restructuring of Valencia's lease of the coal-handling facilities at the Springerville Generating Station. (Form S-4,
                 Registration No. 33-52860 -- Exhibit 10(f)(26).)

*10(a)(27)   --  Amendment, dated as of December 15, 1992, to the Lease
                 Agreements, dated December 1, 1984, between Valencia, as
                 Lessee, and United States Trust Company of New York, as Owner
                 Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form S-1,
                 Registration No. 33-55732 -- Exhibit 10(f)(27).)

*10(b)(1)    --  Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos Resources Inc. (San Carlos) (a wholly-owned subsidiary of the Registrant) jointly and severally, as Lessee, and Wilmington Trust Company, as Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1985, File No. 1-5924 -- Exhibit 10(f)(1).)

*10(b)(2)    --  Tax Indemnity Agreements, dated as of December 1, 1985, between Philip Morris Credit Corporation, IBM Credit Financing
                 Corporation and Emerson Finance Co., each as beneficiary under a separate trust agreement, dated as of December 1, 1985, with Wilmington Trust Company, as Owner Trustee, and William J.
                 Wade, as Co-Trustee, and TEP and San Carlos, as Lessee. (Form
                 10-K for the year ended December 31, 1985, File No. 1-5924 --
                 Exhibit 10(f)(2).)

*10(b)(3)    --  Participation Agreement, dated as of December 1, 1985, among
                 TEP and San Carlos as Lessee, Philip Morris Credit Corporation,
                 IBM Credit Financing Corporation, and Emerson Finance Co. as
                 Owner Participants, Wilmington Trust Company as Owner Trustee,
                 The Sumitomo Bank, Limited, New York Branch, as Loan
                 Participant, and Bankers Trust Company, as Indenture Trustee.
                 (Form 10-K for the year ended December 31, 1985, File No.
                 1-5924 -- Exhibit 10(f)(3).)

*10(b)(4)    --  Restructuring Commitment Agreement, dated as of June 30,
                 1992, among TEP and San Carlos, jointly and severally, as Lessee, Philip Morris Credit Corporation, IBM Credit Financing
                 Corporation and Emerson Capital Funding, William J. Wade, as
                 Owner Trustee and Co-Trustee, respectively, The Sumitomo Bank,
                 Limited, New York Branch, as Loan Participant and United States
                 Trust Company of New York, as Indenture Trustee. (Form S-4,
                 Registration No. 33-52860 -- Exhibit 10(g)(4).)

*10(b)(5)    --  Lease Supplement No. 1, dated December 31, 1985, to Lease
                 Agreements, dated as of December 1, 1985, between TEP and San
                 Carlos, jointly and severally, as Lessee Trustee and Co-Trustee, respectively (document filed relates to Philip
                 Morris Credit Corporation; documents relating to IBM Credit
                 Financing Corporation and Emerson Financing Co. are not filed but are substantially similar). (Form S-4, Registration No.
                 33-52860 -- Exhibit 10(g)(5).)

*10(b)(6)    --  Amendment No. 1, dated as of December 15, 1992, to Lease
                 Agreements, dated as of December 1, 1985, between TEP and San
                 Carlos, jointly and severally, as Lessee, and Wilmington Trust
                 Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No.
                 33-55732 -- Exhibit 10(g)(6).)

*10(b)(7)    --  Amendment No. 1, dated as of December 15, 1992, to Tax
                 Indemnity Agreements, dated as of December 1, 1985, between
                 Philip Morris Credit Corporation, IBM Credit Financing
                 Corporation and Emerson Capital Funding Corp., as Owner
                 Participants and TEP and San Carlos, jointly and severally, as Lessee. (Form
                 S-1, Registration No. 33-55732 -- Exhibit 10(g)(7).)

*10(b)(8)    --  Amendment No. 2, dated as of December 1, 1999, to Lease
                 Agreement, dated as of December 1, 1985, between TEP and San
                 Carlos, jointly and severally, as Lessee, and Wilmington Trust
                 Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Philip Morris
                 Capital Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1999, File No.
                 1-5924 -- Exhibit 10(b)(8).)

*10(b)(9)    --  Amendment No. 2, dated as of December 1, 1999, to Lease
                 Agreement, dated as of December 1, 1985, between TEP and San
                 Carlos, jointly and severally, as Lessee, and Wilmington Trust
                 Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with IBM Credit Financing
                 Corporation as Owner Participant. (Form 10-K for the year ended
                 December 31, 1999, File No.
                 1-5924 -- Exhibit 10(b)(9).)

*10(b)(10)   --  Amendment No. 2, dated as of December 1, 1999, to Lease
                 Agreement, dated as of December 1, 1985, between TEP and San
                 Carlos, jointly and severally, as Lessee, and Wilmington Trust
                 Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Emerson Finance Co.
                 as Owner Participant. (Form 10-K for the year ended December
                 31, 1999, File No. 1-5924 -- Exhibit 10(b)(10).)

*10(b)(11)   --  Amendment No. 2, dated as of December 1, 1999, to Tax
                 Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Philip
                 Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 --
                 Exhibit 10(b)(11).)

*10(b)(12)   --  Amendment No. 2, dated as of December 1, 1999, to Tax
                 Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and IBM
                 Credit Financing Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 --
                 Exhibit 10(b)(12).)

*10(b)(13)   --  Amendment No. 2, dated as of December 1, 1999, to Tax
                 Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Emerson
                 Finance Co. as Owner Participant, beneficiary under a Trust
                 Agreement dated as of December 1, 1985, with Wilmington Trust
                 Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended
                 December 31, 1999, File No. 1-5924 -- Exhibit 10(b)(13).)

*10(b)(14)   --  Amendment No. 3 dated as of June 1, 2003, to Lease
                 Agreements, dated as of December 1, 1985, between TEP and San
                 Carlos, jointly and severally, as Lessee, and Wilmington Trust
                 Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Philip Morris
                 Capital Corporation as Owner Participant.

*10(b)(15)   --  Amendment No. 3 dated as of June 1, 2003, to Lease
                 Agreements, dated as of December 1, 1985, between TEP and San
                 Carlos, jointly and severally, as Lessee, and Wilmington Trust
                 Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with IBM Credit, LLC as Owner Participant.

*10(b)(16)   --  Amendment No. 3 dated as of June 1, 2003, to Lease
                 Agreements, dated as of December 1, 1985, between TEP and San
                 Carlos, jointly and severally, as Lessee, and Wilmington Trust
                 Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Emerson Finance Co.
                 as Owner Participant.

*10(b)(17)   --  Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity
                 Agreement, dated as of December 1, 1985, between TEP and San
                 Carlos, jointly and severally, as Lessee, and Philip Morris
                 Capital Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington
                 Trust Company and William J. Wade, as Owner Trustee and
                 Co-Trustee, respectively, together as Lessor.

*10(b)(18)   --  Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity
                 Agreement, dated as of December 1, 1985, between TEP and San
                 Carlos, jointly and severally, as Lessee, and IBM Credit, LLC as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and
                 William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor.

*10(b)(19)   --  Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity
                 Agreement, dated as of December 1, 1985, between TEP and San
                 Carlos, jointly and severally, as Lessee, and Emerson Finance
                 Co. as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and
                 William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor.

*10(c)(1)    --  Amended and Restated Participation Agreement, dated as of
                 November 15, 1987, among TEP, as Lessee, Ford Motor Credit
                 Company, as Owner Participant, Financial Security Assurance
                 Inc., as Surety, Wilmington Trust Company and William J. Wade in their respective individual capacities as provided therein, but otherwise solely as Owner Trustee and Co-Trustee under the Trust Agreement, and Morgan Guaranty, in its individual capacity as provided therein, but Secured Party. (Form 10-K for the year ended December 31, 1987, File No. 1-5924 -- Exhibit
                 10(j)(1).)

*10(c)(2)    --  Lease Agreement, dated as of January 14, 1988, between
                 Wilmington Trust Company and William J. Wade, as Owner Trust
                 Agreement described therein, dated as of November 15, 1987, between such parties and Ford Motor Credit Company, as Lessor, and TEP, as Lessee. (Form 10-K for the year ended December 31, 1987, File No. 1-5924 -- Exhibit 10(j)(2).)

*10(c)(3)    --  Tax Indemnity Agreement, dated as of January 14, 1988, between TEP, as Lessee, and Ford Motor Credit Company, as Owner
                 Participant, beneficiary under a Trust Agreement, dated as of November 15, 1987, with Wilmington Trust Company and William J.
                 Wade, Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1987, File
                 No. 1-5924 -- Exhibit 10(j)(3).)

*10(c)(4)    --  Loan Agreement, dated as of January 14, 1988, between the
                 Pima County Authority and Wilmington Trust Company and William
                 J. Wade in their respective individual capacities as expressly stated, but otherwise solely as Owner Trustee and Co-Trustee, respectively, under and pursuant to a Trust Agreement, dated as of November 15, 1987, with Ford Motor Credit Company as Trustor and Debtor relating to Industrial Development Lease Obligation
                 Refunding Revenue Bonds, 1988 Series A (TEP's Sundt Project).
                 (Form 10-K for the year ended December 31, 1987, File No.
                 1-5924 -- Exhibit 10(j)(4).)

*10(c)(5)    --  Indenture of Trust, dated as of January 14, 1988, between the Pima County Authority and Morgan Guaranty authorizing
                 Industrial Development Lease Obligation Refunding Revenue
                 Bonds, 1988 Series A (Tucson Electric Power Company Sundt
                 Project). (Form 10-K for the year ended December 31, 1987, File
                 No. 1-5924 -- Exhibit 10(j)(5).)

*10(c)(6)    --  Lease Amendment No. 1, dated as of May 1, 1989, between TEP,
                 Wilmington Trust Company and William J. Wade as Owner Trustee and Co-trustee, respectively under a Trust Agreement dated as of November 15, 1987 with Ford Motor Credit Company. (Form 10-K for the year ended December 31, 1990, File No. 1-5924
                 -- Exhibit 10(i)(6).)

*10(c)(7)    --  Lease Supplement, dated as of January 1, 1991, between TEP,
                 Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended
                 December 31, 1991, File No. 1-5924 -- Exhibit 10(i)(8).)

*10(c)(8)    --  Lease Supplement, dated as of March 1, 1991, between TEP,
                 Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended
                 December 31, 1991, File No. 1-5924 -- Exhibit 10(i)(9).)

*10(c)(9)    --  Lease Supplement No. 4, dated as of December 1, 1991,
                 between TEP, Wilmington Trust Company and William J. Wade as
                 Owner Trustee and Co-Trustee, respectively, under a Trust
                 Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924 --
                 Exhibit 10(i)(10).)

*10(c)(10)   --  Supplemental Indenture No. 1, dated as of December 1, 1991, between the Pima County Authority and Morgan Guaranty relating to Industrial Lease Development Obligation Revenue Project.
                 (Form 10-K for the year ended December 31, 1991, File No.
                 1-5924 -- Exhibit 10(I)(11).)

*10(c)(11)   --  Restructuring Commitment Agreement, dated as of June 30,
                 1992, among TEP, as Lessee, Ford Motor Credit Company, as Owner
                 Participant, Wilmington Trust Company and William J. Wade, as
                 Owner Trustee and Co-Trustee, respectively, and Morgan
                 Guaranty, as Indenture Trustee and Refunding Trustee, relating to the restructuring of the Registrant's lease of Unit 4 at the Sundt Generating Station. (Form S-4, Registration No. 33-52860
                 -- Exhibit 10(i)(12).)

*10(c)(12)   --  Amendment No. 1, dated as of December 15, 1992, to Amended and Restated Participation Agreement, dated as of November 15,
                 1987, among TEP, as Lessee, Ford Motor Credit Company, as Owner
                 Participant, Wilmington Trust Company and William J. Wade, as
                 Owner Trustee and Co-Trustee, respectively, Financial Security
                 Assurance Inc., as Surety, and Morgan Guaranty, as Indenture
                 Trustee. (Form S-1, Registration No. 33-55732 -- Exhibit
                 10(h)(12).)

*10(c)(13)   --  Amended and Restated Lease, dated as of December 15, 1992, between TEP, as Lessee and Wilmington Trust Company and William
                 J. Wade, as Owner Trustee and Co-Trustee, respectively, as
                 Lessor. (Form S-1, Registration No. 33-55732 -- Exhibit
                 10(h)(13).)

*10(c)(14)   --  Amended and Restated Tax Indemnity Agreement, dated as of
                 December 15, 1992, between TEP, as Lessee, and Ford Motor
                 Credit Company, as Owner Participant. (Form S-1, Registration
                 No. 33-55732 -- Exhibit 10(h)(14).)

*10(d)       --  Power Sale Agreement for the years 1990 to 2011, dated as of
                 March 10, 1988, between TEP and Salt River Project Agricultural
                 Improvement and Power District. (Form 10-K for the year ended
                 December 31, 1987, File No. 1-5924 -- Exhibit 10(k).)

*10(e)       --  Participation Agreement, dated as of June 30, 1992, among
                 TEP, as Lessee, various parties thereto, as Owner Wilmington
                 Trust Company and William J. Wade, as Owner Trustee and
                 Co-Trustee, respectively, and LaSalle National Bank, as
                 Indenture Trustee relating to TEP's lease of Springerville Unit
                 1. (Form S-1, Registration No. 33-55732 -- Exhibit 10(u).)

*10(f)       --  Lease Agreement, dated as of December 15, 1992, between TEP, as Lessee and Wilmington Trust Company and William J. Wade, as
                 Owner Trustee and Co-Trustee, respectively, as Lessor. (Form
                 S-1, Registration No. 33-55732 -- Exhibit 10(v).)

*10(g)       --  Tax Indemnity Agreements, dated as of December 15, 1992, between the various Owner Participants parties thereto and TEP, as Lessee. (Form S-1, Registration No. 33-55732 -- Exhibit
                 10(w).)

*10(h)       --  Restructuring Agreement, dated as of December 1, 1992, between TEP and Century Power Corporation. (Form S-1,
                 Registration No. 33-55732 -- Exhibit 10(x).)

*10(i)       --  Voting Agreement, dated as of December 15, 1992, between TEP and Chrysler Capital Corporation (documents relating to CILCORP
                 Lease Management, Inc., MWR Capital Inc., US West Financial
                 Services, Inc. and Philip Morris Capital Corporation are not filed but are substantially similar). (Form S-1, Registration
                 No. 33-55732 -- Exhibit 10(y).)

*10(j)(1)    --  Wholesale Power Supply Agreement between TEP and Navajo
                 Tribal Utility Authority dated January 5, 1993. (Form 10-K for the year ended December 31, 1992, File No. 1-5924 -- Exhibit
                 10(t).)

*10(j)(2)    --  Amended and Restated Wholesale Power Supply Agreement
                 between TEP and Navajo Tribal Utility Authority, dated June 25,
                 1997. (Form 10-Q for the quarter ended June 30, 1997, File No.
                 1-5924 -- Exhibit 10.)

+*10(k)      --  1994 Omnibus Stock and Incentive Plan of UniSource Energy.
                 (Form S-8 dated January 6, 1998, File No.333-43767.)

+*10(l)      --  Management and Directors Deferred Compensation Plan of
                 UniSource Energy. (Form S-8 dated January 6, 1998, File No.
                 333-43769.)

+*10(m)      --  TEP Supplemental Retirement Account for Classified Employees.
                 (Form S-8 dated May 21, 1998, File No.333-53309.)

+*10(n)      --  TEP Triple Investment Plan for Salaried Employees.  (Form S-8
                 dated May 21, 1998, File No. 333-53333.)

+*10(o)      --  UniSource Energy Management and Directors Deferred
                 Compensation Plan. (Form S-8 dated May 21, 1998, File No.
                 333-53337.)

+10(p)       --  Officer Change in Control Agreement between TEP and
                 currently in effect with Thomas A. Delawder, Michael DeConcini,
                 Steven J. Glaser, Thomas N. Hansen, Neil Holstad, Karen G.
                 Kissinger, Kevin P. Larson, Steven W. Lynn, Dennis R. Nelson,
                 Vincent Nitido, Jr., James S. Pignatelli, and James Pyers dated as of December 4, 1998.

*10(q)(1)    --  Sworn Statement by UniSource Energy Principal Executive
                 Officer Regarding Facts and Circumstances Relating to Exchange
                 Act Filings pursuant to SEC Order No. 4-460. (Form 8-K dated
                 August 9, 2002, File No. 1-13739 -- Exhibit 99.1.)

*10(q)(2)    --  Sworn Statement by UniSource Energy Principal Financial
                 Officer Regarding Facts and Circumstances Relating to Exchange
                 Act Filings pursuant to SEC Order No. 4-460. (Form 8-K dated
                 August 9, 2002, File No. 1-13739 -- Exhibit 99.2.)

+*10(r)      --  Amended and Restated UniSource Energy 1994 Outside Director
                 Stock Option Plan of UniSource Energy. (Form S-8 dated
                 September 9, 2002, File No. 333-99317.)

*10(s)(1)    --  Asset Purchase Agreement dated as of October 29, 2002, by and between UniSource Energy and Citizens Communications
                 Company relating to the Purchase of Citizens' Electric Utility
                 Business in the State of Arizona. (Form 8-K dated October 31,
                 2002, File No. 1-13739 -- Exhibit 99-1.)

*10(s)(2)    --  Asset Purchase Agreement dated as of October 29, 2002, by and between UniSource Energy and Citizens Communications
                 Company relating to the Purchase of Citizens' Gas Utility
                 Business in the State of Arizona. (Form 8-K dated October 31,
                 2002, File No. 1-13739 -- Exhibit 99-2.)

*10(t)       --  Credit Agreement dated as of November 14, 2002, among TEP,
                 Toronto Dominion (Texas), Inc., as Administrative Agent, The
                 Bank of New York and Union Bank of California as Co-Syndication
                 Agents, Credit Suisse First Boston as Documentation Agent, TD
                 Securities (USA) Inc. and Credit Suisse First Boston as Co-Lead
                 Arrangers and Joint Bookrunners, the lenders party hereto, and the issuing banks party hereto. (Form 8-K dated November 27, 2002, File Nos. 1-5924 and 1-13739 -- Exhibit 99-1.)

*10(u)       --  Note Purchase and Guaranty Agreement dated August 11, 2003 among UNS Gas, Inc., and UniSource Energy Services, Inc., and certain institutional investors. (Form 8-K dated August 11, 2003, File Nos. 1-5924 and 1-13739 - Exhibit 99.2.)

*10(v)       --  Note Purchase and Guaranty Agreement dated August 11, 2003 among UNS Electric, Inc., and UniSource Energy Services, Inc., and certain institutional investors. (Form 8-K dated August 11, 2003, File Nos.
                 1-5924 and 1-13739 - Exhibit 99.3.)

12           --  Computation of Ratio of Earnings to Fixed Charges -- TEP.

21           --  Subsidiaries of the Registrants.

23           --  Consents of experts.

24(a)        --  Power of Attorney -- UniSource Energy.

24(b)        --  Power of Attorney -- TEP.

31(a)        --  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                 - UniSource Energy, by James S. Pignatelli.

31(b)        --  Certification Pursuant to Section 302 of the Sarbanes-Oxley
                 Act - UniSource Energy, by Kevin P. Larson.

31(c)        --  Certification Pursuant to Section 302 of the Sarbanes-Oxley
                 Act - TEP, by James S. Pignatelli.

31(d)        --  Certification Pursuant to Section 302 of the Sarbanes-Oxley
                 Act - TEP, by Kevin P. Larson.

**32         -   Statements of Corporate Officers (pursuant to Section 906
                 of the Sarbanes-Oxley Act of 2002).


(*)  Previously filed as indicated and incorporated herein by reference.
(+) Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(b)(10)(iii) of Regulation S-K.

**Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being filed for purposes of Section 18 of the Securities Act of 1934.