Form 10-Q
period 2004-03-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2004-05-10
CIK 100122, 941138

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

                  For The Quarterly Period Ended March 31, 2004

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
                  (520) 571-4000


         Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X__     No ____

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
        UniSource Energy Corporation                Yes  _X__    No ____
        Tucson Electric Power Company               Yes  ____    No _X__

         At May 4, 2004, 34,143,167 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock), were outstanding.

         At May 4, 2004, 32,139,555 shares of Tucson Electric Power Company's common stock, no par value, were outstanding, of which 32,139,434 were held by UniSource Energy Corporation.


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

                                TABLE OF CONTENTS

                                                                            Page
Definitions...................................................................iv
Report of Independent Accountants..............................................1

PART I  -  FINANCIAL INFORMATION

Item 1.  -  Financial Statements
    UniSource Energy Corporation
       Comparative Condensed Consolidated Statements of Income.................2
       Comparative Condensed Consolidated Statements of Cash Flows.............3
       Comparative Condensed Consolidated Balance Sheets.......................4
       Condensed Consolidated Statement of Changes in Stockholders' Equity.....5
    Tucson Electric Power Company
       Comparative Condensed Consolidated Statements of Income.................6
       Comparative Condensed Consolidated Statements of Cash Flows.............7
       Comparative Condensed Consolidated Balance Sheets.......................8
       Condensed Consolidated Statement of Changes in Stockholders' Equity.....9
    Notes to Condensed Consolidated Financial Statements
    Note 1.   Nature of Operations, Basis of Accounting Presentation and
              Equity-Based Compensation.......................................10
    Note 2.   Proposed Acquisition of UniSource Energy........................11
    Note 3.   Regulatory Matters..............................................12
    Note 4.   TEP Credit Facility.............................................13
    Note 5.   Accounting Change:  Accounting for Asset Retirement Obligations.14
    Note 6.   Accounting for Derivative Instruments and Trading Activities....14
    Note 7.   Business Segments...............................................15
    Note 8.   Millennium .....................................................16
    Note 9.   Commitments and Contingencies...................................18
    Note 10.  TEP Wholesale Accounts Receivable and Allowances................21
    Note 11.  UniSource Energy Earnings per Share (EPS).......................21
    Note 12.  Employee Benefits Plans.........................................22
    Note 13.  Equity-Based Compensation Plans.................................22
    Note 14.  Income and Other Taxes..........................................24
    Note 15.  New Accounting Pronouncements...................................25
    Note 16.  Supplemental Cash Flow Information..............................26
    Note 17.  Review by Independent Accountants...............................27

Item 2.  -  Management's Discussion and Analysis of Financial Condition and
            Results of Operations
    Overview of Consolidated Business.........................................28
    UniSource Energy Consolidated
       Results of Operations..................................................30
       Contribution by Business Segment.......................................31
       Liquidity and Capital Resources........................................31
    Tucson Electric Power Company
       Results of Operations..................................................33
       Factors Affecting Results of Operations................................35
Liquidity and Capital Resources...............................................37

                                TABLE OF CONTENTS
                                   (concluded)


    UniSource Energy Services
       Results of Operations..................................................39
       Factors Affecting Results of Operations................................40
       Liquidity and Capital Resources........................................41
    Millennium Energy Holdings, Inc.
       Results of Operations..................................................42
       Liquidity and Capital Resources........................................43
    Critical Accounting Policies..............................................44
    New Accounting Pronouncements.............................................49
    Safe Harbor for Forward-Looking Statements................................50

Item 3.  -  Quantitative and Qualitative Disclosures about Market Risk........51

Item 4.  -  Controls and Procedures...........................................53

PART II - OTHER INFORMATION

Item 1.  -  Legal Proceedings.................................................54
Item 4.  -  Submission of Matters to a Vote of Security Holders...............54
Item 5.  -  Other Information
    Additional Financial Data.................................................55
    Non-GAAP Measure..........................................................55
    SEC Reports Available on UniSource Energy's Website.......................56

Item 6.  -  Exhibits and Reports on Form 8-K..................................57

Signatures....................................................................57

Exhibit Index.................................................................58

                                   DEFINITIONS

The abbreviations and acronyms used in the 2004 First Quarter 10-Q are defined below:
--------------------------------------------------------------------------------


ACC..............................     Arizona Corporation Commission.
ACC Holding Company Order........     The order approved by the ACC in November
                                        1997 allowing TEP to form a holding
                                        company.
AHMSA............................     Altos Hornos de Mexico, S.A. de C.V. AHMSA
                                        owns 50% of Sabinas.
AMT..............................     Alternative Minimum Tax.
Btu..............................     British thermal unit(s).
Capacity.........................     The ability to produce power; the most
                                        power a unit can produce or the maximum
                                        that can be taken under a contract;
                                        measured in MWs.
CISO.............................     California Independent System Operator.
Citizens.........................     Citizens Communications Company.
Citizens Settlement Agreement....     An agreement with the ACC Staff dated
                                        April 1, 2003, addressing rate case and
                                        financing issues in the acquisition by
                                        UniSource Energy of the Citizens'
                                        Arizona gas and electric assets.
Common Stock.....................     UniSource Energy's common stock, without
                                        par value.
Company or UniSource Energy......     UniSource Energy Corporation.
CPX..............................     California Power Exchange.
Credit Agreement.................     Credit Agreement between TEP and a
                                        syndicate of lenders, dated as of March
                                        25, 2004.
Emissions Allowance(s)...........     An allowance issued by the Environmental
                                        Protection Agency which permits emission
                                        of one ton of sulfur dioxide or one ton
                                        of nitrogen oxide.  These allowances can
                                        be bought and sold.
Energy...........................     The amount of power produced over a given
                                        period of time; measured in MWh.

FAS 71   ........................     Statement of Financial Accounting
                                        Standards No. 71: Accounting for the
                                        Effects of Certain Types of Regulation.
FAS 132..........................     Statement of Financial Accounting
                                        Standards No. 132: Employers'
                                        Disclosures about Pensions and Other
                                        Postretirement Benefits.
FAS 133..........................     Statement of Financial Accounting
                                        Standards No. 133: Accounting for
                                        Derivative Instruments and Hedging
                                        Activities.
FAS 143..........................     Statement of Financial Accounting
                                        Standards No. 143:  Accounting for Asset
                                        Retirement Obligations.
FAS 149..........................     Statement of Financial Accounting
                                        Standards No. 149: Amendment of
                                        Statement 133 on Derivative Instruments
                                        and Hedging Activities.
FERC.............................     Federal Energy Regulatory Commission.
First Collateral Trust Bonds.....     Bonds issued under the Indenture of Trust,
                                        dated as of August 1, 1998, of TEP to
                                        the Bank of New York, successor trustee.
First Mortgage Bonds.............     First mortgage bonds issued under the
                                        Indenture dated as of April 1, 1941, of
                                        TEP to JPMorgan Chase Bank, successor
                                        trustee, as supplemented and amended.
Four Corners.....................     Four Corners Generating Station.
GAAP.............................     Generally Accepted Accounting Principles.
Global Solar.....................     Global Solar Energy, Inc., a company that
                                        develops and manufactures thin-film
                                        photovoltaic cells.  Millennium owns 99%
                                        of Global Solar.
Haddington.......................     Haddington Energy Partners II, LP, a
                                        limited partnership that funds
                                        energy-related investments
Heating Degree Days..............     An index used to measure the impact of
                                        weather on energy usage calculated by
                                        subtracting the average of the high and
                                        low daily temperatures from 65.
IDBs.............................     Industrial development revenue or
                                        pollution control revenue bonds.
IPS..............................     Infinite Power Solutions, Inc., a company
                                        that develops thin-film batteries.
                                        Millennium owns 72% of IPS.
IRS..............................     Internal Revenue Service.
ISO..............................     Independent System Operator.
ITN..............................     ITN Energy Systems, Inc. was formed to
                                        provide research, development, and other
                                        services. Millennium exchanged its
                                        ownership of ITN for increased ownership
                                        of Global Solar and currently owns no
                                        interest in ITN.
ITC..............................     Investment tax credit.
kWh..............................     Kilowatt-hour(s).
kV...............................     Kilovolt(s).
LIBOR............................     London Interbank Offered Rate
LOC..............................     Letter of Credit.
MEG..............................     Millennium Environmental Group, Inc., a
                                        wholly-owned subsidiary of Millennium,
                                        which manages and trades emission
                                        allowances, coal, and related financial
                                        instruments.
MicroSat.........................     MicroSat Systems, Inc. is a company
                                        formed to develop and commercialize
                                        small-scale satellites. Millennium
                                        currently owns 35%.
Millennium.......................     Millennium Energy Holdings, Inc., a
                                        wholly-owned subsidiary of UniSource
                                        Energy.
Mimosa...........................     Minerales de Monclova, S.A. de C.V., an
                                        owner of coal and associated gas
                                        reserves and a supplier of metallurgical
                                        coal to the steel industry and thermal
                                        coal to the Mexican electricity
                                        commission. Sabinas owns 19.5% of
                                        Mimosa.
MMBtus...........................     Million British Thermal Units.
MW...............................     Megawatt(s).
MWh..............................     Megawatt-hour(s).
Navajo...........................     Navajo Generating Station.
NOL..............................     Net Operating Loss carryback or
                                        carryforward for income tax purposes.
PGA..............................     Purchased Gas Adjuster, a retail rate
                                        mechanism designed to recover the cost
                                        of gas purchased for retail gas
                                        customers.
PNM..............................     Public Service Company of New Mexico.
Powertrusion.....................     POWERTRUSION International, Inc., a
                                        company owned 77% by Millennium, which
                                        manufactures lightweight utility poles.
PPFAC............................     Purchase Power and Fuel Adjustor Clause.
PWCC.............................     Pinnacle West Capital Corporation.
Revolving Credit Facility........     $60 million revolving credit facility
                                        entered into under the Credit Agreement
                                        between a syndicate of banks and TEP.
RTO..............................     Regional Transmission Organization.
Rules............................     Retail Electric Competition Rules.
Sabinas..........................     Carboelectrica Sabinas,S. de R.L. de C.V.,
                                        a Mexican limited liability company.
                                        Millennium owns 50% of Sabinas.
Saguaro Utility..................     An Arizona limited partnership, whose
                                        general partner is Sage Mountain,
                                        L.L.C. and whose limited partners
                                        include investment funds affiliated with
                                        Kohlberg Kravis Roberts & Co., L.P.,
                                        J.P. Morgan Partners, L.L.C. and
                                        Wachovia Capital Partners.
San Juan.........................     San Juan Generating Station.
Second Mortgage Bonds............     TEP's second mortgage bonds issued under
                                        the Indenture of Mortgage and Deed of
                                        Trust, dated as of December 1, 1992, of
                                        TEP to the Bank of New York, successor
                                        trustee, as supplemented.
SCE..............................     Southern California Edison Company.
SES..............................     Southwest Energy Solutions, Inc., a
                                        wholly-owned subsidiary of Millennium.
Springerville....................     Springerville Generating Station.
Springerville Coal Handling
  Facilities Leases..............     Leveraged lease arrangements relating to
                                        the coal handling facilities serving
                                        Springerville.
Springerville Common
  Facilities.....................     Facilities at Springerville used in common
                                        with Springerville Unit 1 and
                                        Springerville Unit 2.
Springerville Common
  Facilities Leases..............     Leveraged lease arrangements relating to
                                        an undivided one-half interest in
                                        certain Springerville Common Facilities.
Springerville Unit 1.............     Unit 1 of the Springerville Generating
                                        Station.
Springerville Unit 1 Lease.......     Leveraged lease arrangement relating to
                                        Springerville Unit 1 and an undivided
                                        one-half interest in certain
                                        Springerville Common Facilities.
Springerville Unit 2.............     Unit 2 of the Springerville Generating
                                        Station.
Sundt Generating Station.........     H. Wilson Sundt Generating Station
                                        (formerly known as the Irvington

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

                        Report of Independent Accountants



                        Report of Independent Accountants

To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company

We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company and its subsidiaries (TEP) as of March 31, 2004 and the related condensed consolidated statements of income and of cash flows for each of the three-month periods ended March 31, 2004 and 2003 and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2004. These financial statements are the responsibility of the Company's and TEP's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet and statement of capitalization of the Company and TEP as of December 31, 2003, and the related consolidated statements of income, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 20, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 2003 are fairly stated in all material respects in relation to the consolidated balance sheets from which they have been derived.




Los Angeles, California
May 3, 2004

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                     2004           2003
                                                                                         (Unaudited)
-------------------------------------------------------------------------------------------------------------
                                                                                    -Thousands of Dollars-
Operating Revenues
  Electric Retail Sales                                                             $ 174,387      $ 130,545
  Electric Wholesale Sales                                                             41,700         40,284
  Gas Revenue                                                                          48,801              -
  Other Revenues                                                                        5,220          2,828
-------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                                                          270,108        173,657
-------------------------------------------------------------------------------------------------------------

Operating Expenses
  Fuel                                                                                 47,449         46,502
  Purchased Energy                                                                     59,502         15,682
  Other Operations and Maintenance                                                     63,579         52,156
  Depreciation and Amortization                                                        35,136         30,520
  Amortization of Transition Recovery Asset                                             8,468          3,608
  Taxes Other Than Income Taxes                                                        13,111         11,591
-------------------------------------------------------------------------------------------------------------
    Total Operating Expenses                                                          227,245        160,059
-------------------------------------------------------------------------------------------------------------
      Operating Income                                                                 42,863         13,598
-------------------------------------------------------------------------------------------------------------

Other Income (Deductions)
  Interest Income                                                                       4,869          5,234
  Other Income                                                                          8,715          1,042
  Other Expense                                                                        (1,016)        (2,225)
-------------------------------------------------------------------------------------------------------------
    Total Other Income (Deductions)                                                    12,568          4,051
-------------------------------------------------------------------------------------------------------------

Interest Expense
  Long-Term Debt                                                                       23,118         19,272
  Interest on Capital Leases                                                           20,044         20,738
  Other Interest Expense, Net of Amounts Capitalized                                     (214)           (93)
-------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                                             42,948         39,917
-------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change                                                 12,483        (22,268)
  Income Tax Expense (Benefit)                                                          5,970         (8,067)
-------------------------------------------------------------------------------------------------------------

Income (Loss) Before Cumulative Effect of Accounting Change                             6,513        (14,201)
Cumulative Effect of Accounting Change - Net of Tax                                         -         67,471
-------------------------------------------------------------------------------------------------------------

Net Income                                                                            $ 6,513       $ 53,270
=============================================================================================================

Weighted-Average Shares of Common Stock Outstanding (000)                              34,185         33,739
=============================================================================================================

Basic Earnings per Share
  Income (Loss) Before Cumulative Effect of Accounting Change                          $ 0.19        $ (0.42)
  Cumulative Effect of Accounting Change - Net of Tax                                       -           2.00
-------------------------------------------------------------------------------------------------------------
  Net Income                                                                           $ 0.19         $ 1.58
=============================================================================================================

Diluted Earnings per Share
  Income (Loss) Before Cumulative Effect of Accounting Change                          $ 0.19        $ (0.42)
  Cumulative Effect of Accounting Change - Net of Tax                                       -           2.00
-------------------------------------------------------------------------------------------------------------
  Net Income                                                                           $ 0.19         $ 1.58
=============================================================================================================

Dividends Paid per Share                                                               $ 0.16         $ 0.15
=============================================================================================================

See Notes to Condensed Consolidated Financial Statements.

--------------------------------------------------------------------------------
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                   2004             2003
                                                                                         (Unaudited)
-------------------------------------------------------------------------------------------------------------
                                                                                   -Thousands of Dollars-
Cash Flows from Operating Activities
     Cash Receipts from Electric Retail Sales                                   $   200,489      $   153,697
     Cash Receipts from Electric Wholesale Sales                                     56,327           57,405
     Cash Receipts from Gas Sales                                                    56,570                -
     Other Cash Receipts                                                              1,924            1,073
     MEG Cash Receipts from Trading Activity                                         34,357           12,446
     Interest Received                                                               10,504           11,375
     Income Tax Refunds Received                                                        286                -
     Performance Deposits                                                            (7,052)            (848)
     Fuel Costs Paid                                                                (46,073)         (49,760)
     Purchased Energy Costs Paid                                                    (78,091)         (26,061)
     Wages Paid, Net of Amounts Capitalized                                         (25,051)         (20,539)
     Payment of Other Operations and Maintenance Costs                              (34,246)         (27,341)
     MEG Cash Payments for Trading Activity                                         (28,278)         (14,326)
     Capital Lease Interest Paid                                                    (40,308)         (41,967)
     Taxes Paid, Net of Amounts Capitalized                                         (22,336)         (14,001)
     Interest Paid, Net of Amounts Capitalized                                      (30,135)         (25,362)
     Income Taxes Paid                                                               (7,000)          (4,367)
     Other                                                                              553           (1,127)
-------------------------------------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                                                42,440           10,297
-------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
     Capital Expenditures                                                           (31,370)         (37,942)
     Investment in and Loans to Equity Investees                                       (368)          (4,606)
     Investment in Springerville Lease Debt and Equity                                3,555            8,778
     Other                                                                               21             (637)
-------------------------------------------------------------------------------------------------------------
Net Cash Flows - Investing Activities                                               (28,162)         (34,407)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Proceeds from Borrowings under Revolving Credit Facility                        20,000                -
     Payments on Borrowings under the Revolving Credit Facility                     (20,000)               -
     Proceeds from Issuance of Short-Term Debt                                            -              350
     Repayments of Short-Term Debt                                                        -             (460)
     Repayments of Long-Term Debt                                                    (1,232)          (1,261)
     Payment of Debt Issue Costs                                                     (8,959)            (124)
     Payments on Capital Lease Obligations                                          (43,632)         (37,374)
     Common Stock Dividends Paid                                                     (5,439)          (5,045)
     Other                                                                            4,943            1,117
-------------------------------------------------------------------------------------------------------------
Net Cash Flows - Financing Activities                                               (54,319)         (42,797)
-------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                           (40,041)         (66,907)
Cash and Cash Equivalents, Beginning of Year                                        101,266           90,928
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                        $    61,225      $    24,021
=============================================================================================================

See Note 16 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.


UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31,       December 31,
                                                                      2004             2003
                                                                   (Unaudited)
--------------------------------------------------------------------------------------------------
ASSETS                                                                 - Thousands of Dollars -
Utility Plant
  Plant in Service                                                   $ 2,909,618      $ 2,899,305
  Utility Plant under Capital Leases                                     748,239          748,239
  Construction Work in Progress                                          123,864          105,804
--------------------------------------------------------------------------------------------------
    Total Utility Plant                                                3,781,721        3,753,348
  Less Accumulated Depreciation and Amortization                      (1,289,149)      (1,262,962)
  Less Accumulated Amortization of Capital Lease Assets                 (428,504)        (421,171)
--------------------------------------------------------------------------------------------------
    Total Utility Plant - Net                                          2,064,068        2,069,215
--------------------------------------------------------------------------------------------------

Investments and Other Property
  Investments in Lease Debt and Equity                                   175,007          178,789
  Other                                                                  115,864          109,570
--------------------------------------------------------------------------------------------------
    Total Investments and Other Property                                 290,871          288,359
--------------------------------------------------------------------------------------------------

Current Assets
  Cash and Cash Equivalents                                               61,225          101,266
  Trade Accounts Receivable                                               85,570           89,449
  Unbilled Accounts Receivable                                            17,900           30,118
  Allowance for Doubtful Accounts                                        (11,757)         (11,522)
  Materials and Fuel Inventory                                            58,920           58,299
  Trading Assets                                                          50,544           21,507
  Current Regulatory Assets                                                9,762           12,129
  Income Taxes Receivable                                                  9,760                -
  Deferred Income Taxes - Current                                         10,120           15,925
  Interest Receivable - Current                                            6,195           11,561
  Other                                                                   20,726           21,117
--------------------------------------------------------------------------------------------------
    Total Current Assets                                                 318,965          349,849
--------------------------------------------------------------------------------------------------

Regulatory and Other Assets
  Transition Recovery Asset                                              267,468          275,936
  Income Taxes Recoverable Through Future Revenues                        48,543           49,849
  Other Regulatory Assets                                                 12,684           12,327
  Other Assets                                                            53,030           46,594
--------------------------------------------------------------------------------------------------
    Total Regulatory and Other Assets                                    381,725          384,706
--------------------------------------------------------------------------------------------------

Total Assets                                                         $ 3,055,629      $ 3,092,129
==================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                                                  $ 546,755        $ 539,655
  Capital Lease Obligations                                              719,870          762,968
  Long-Term Debt                                                       1,285,095        1,286,320
--------------------------------------------------------------------------------------------------
    Total Capitalization                                               2,551,720        2,588,943
--------------------------------------------------------------------------------------------------

Current Liabilities
  Current Obligations under Capital Leases                                54,848           50,269
  Current Maturities of Long-Term Debt                                     1,725            1,742
  Accounts Payable                                                        53,573           65,745
  Interest Accrued                                                        26,989           62,927
  Trading Liabilities                                                     43,964           19,136
  Taxes Accrued                                                           45,679           42,136
  Accrued Employee Expenses                                               13,958           16,081
  Other                                                                   18,996           15,456
--------------------------------------------------------------------------------------------------
    Total Current Liabilities                                            259,732          273,492
--------------------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                                     101,168           91,403
  Regulatory Liability - Net Cost of Removal for Interim Retirements      63,140           60,998
  Other                                                                   79,869           77,293
--------------------------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities                         244,177          229,694
--------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 9)
--------------------------------------------------------------------------------------------------

Total Capitalization and Other Liabilities                           $ 3,055,629      $ 3,092,129
==================================================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                        Common                          Accumulated      Other            Total
                                                        Shares          Common          Earnings       Comprehensive  Stockholders'
                                                     Outstanding*       Stock           (Deficit)      Income (Loss)     Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
                                                                                - Thousands of Dollars -

Balances at December 31, 2003                              33,788       $ 668,022       $ (126,523)       $ (1,844)       $ 539,655
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    2004 Year-to-Date Net Income                                                -            6,513               -            6,513
    Unrealized Gain on Cash Flow Hedges
       (net of $574,000 income tax expense)                                     -                -             876              876
                                                                                                                      --------------
Total Comprehensive Income                                                                                                    7,389
                                                                                                                      --------------
    Dividends Declared                                                          -           (5,439)              -           (5,439)
    Shares Issued under Stock Compensation Plans               64           1,307                -               -            1,307
    Shares Distributed by Deferred Compensation Trust           -               2                -               -                2
    Shares Issued for Stock Options                           204           3,813                -               -            3,813
    Other                                                       -              28                -               -               28
------------------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 2004                                 34,056       $ 673,172       $ (125,449)         $ (968)       $ 546,755
====================================================================================================================================

* UniSource Energy has 75 million authorized shares of common stock.

See Notes to Condensed Consolidated Financial Statements.



TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     2004              2003
                                                                                           (Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                                      -Thousands of Dollars-
Operating Revenues
  Electric Retail Sales                                                              $ 143,200         $ 130,545
  Electric Wholesale Sales                                                              41,649            40,284
  Other Revenues                                                                         2,149             2,208
-----------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                                                           186,998           173,037
-----------------------------------------------------------------------------------------------------------------

Operating Expenses
  Fuel                                                                                  47,449            46,502
  Purchased Power                                                                        6,252            15,682
  Other Operations and Maintenance                                                      47,829            45,301
  Depreciation and Amortization                                                         30,413            29,624
  Amortization of Transition Recovery Asset                                              8,468             3,608
  Taxes Other Than Income Taxes                                                         10,746            11,150
-----------------------------------------------------------------------------------------------------------------
    Total Operating Expenses                                                           151,157           151,867
-----------------------------------------------------------------------------------------------------------------
      Operating Income                                                                  35,841            21,170
-----------------------------------------------------------------------------------------------------------------

Other Income (Deductions)
  Interest Income                                                                        4,861             5,167
  Interest Income - Note Receivable from UniSource Energy                                2,320             2,525
  Other Income                                                                           1,164               511
  Other Expense                                                                           (936)             (265)
-----------------------------------------------------------------------------------------------------------------
    Total Other Income (Deductions)                                                      7,409             7,938
-----------------------------------------------------------------------------------------------------------------

Interest Expense
  Long-Term Debt                                                                        20,381            19,272
  Interest on Capital Leases                                                            20,037            20,734
  Other Interest Expense, Net of Amounts Capitalized                                      (189)             (247)
-----------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                                              40,229            39,759
-----------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change                                                   3,021           (10,651)
  Income Tax Expense (Benefit)                                                           2,135            (3,475)
-----------------------------------------------------------------------------------------------------------------

Income (Loss) Before Cumulative Effect of Accounting Change                                886            (7,176)
Cumulative Effect of Accounting Change - Net of Tax                                          -            67,471
-----------------------------------------------------------------------------------------------------------------

Net Income                                                                               $ 886          $ 60,295
=================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  2004              2003
                                                                                        (Unaudited)
--------------------------------------------------------------------------------------------------------------
                                                                                   -Thousands of Dollars-
Cash Flows from Operating Activities

     Cash Receipts from Electric Retail Sales                                     $ 165,683         $ 153,697
     Cash Receipts from Electric Wholesale Sales                                     56,258            57,405
     Interest Received                                                               10,452            11,244
     Fuel Costs Paid                                                                (46,073)          (49,760)
     Purchased Power Costs Paid                                                     (22,380)          (26,061)
     Wages Paid, Net of Amounts Capitalized                                         (17,985)          (16,688)
     Payment of Other Operations and Maintenance Costs                              (28,281)          (24,570)
     Capital Lease Interest Paid                                                    (40,304)          (41,963)
     Taxes Paid, Net of Amounts Capitalized                                         (13,841)          (12,965)
     Interest Paid, Net of Amounts Capitalized                                      (24,949)          (25,351)
     Income Taxes Refunds Received                                                      286                 -
     Income Taxes Paid                                                               (5,000)           (3,469)
     Other                                                                              260                 -
--------------------------------------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                                                34,126            21,519
--------------------------------------------------------------------------------------------------------------


Cash Flows from Investing Activities
     Capital Expenditures                                                           (22,956)          (37,095)
     Investment in Springerville Lease Debt and Equity                                3,555             8,778
     Other                                                                                -              (952)
--------------------------------------------------------------------------------------------------------------
Net Cash Flows - Investing Activities                                               (19,401)          (29,269)
--------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Proceeds from Borrowings under Revolving Credit Facility                        20,000                 -
     Payments on Revolving Credit Facility                                          (20,000)                -
     Repayments of Long-Term Debt                                                    (1,225)           (1,225)
     Payments on Capital Lease Obligations                                          (43,599)          (37,347)
     Payment of Debt Issue Costs                                                     (8,583)             (124)
     Other                                                                            4,256             1,147
--------------------------------------------------------------------------------------------------------------
Net Cash Flows - Financing Activities                                               (49,151)          (37,549)
--------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                           (34,426)          (45,299)
Cash and Cash Equivalents, Beginning of Year                                         65,262            55,778
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                           $ 30,836          $ 10,479
==============================================================================================================
See Note 16 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         March 31,       December 31,
                                                                           2004             2003
                                                                        (Unaudited)
-------------------------------------------------------------------------------------------------------
ASSETS                                                                        - Thousands of Dollars -
Utility Plant
  Plant in Service                                                        $ 2,680,047      $ 2,681,133
  Utility Plant under Capital Leases                                          747,533          747,533
  Construction Work in Progress                                               103,328           82,210
-------------------------------------------------------------------------------------------------------
    Total Utility Plant                                                     3,530,908        3,510,876
  Less Accumulated Depreciation and Amortization                           (1,280,094)      (1,257,585)
  Less Accumulated Amortization of Capital Lease Assets                      (428,445)        (421,135)
-------------------------------------------------------------------------------------------------------
    Total Utility Plant - Net                                               1,822,369        1,832,156
-------------------------------------------------------------------------------------------------------

Investments and Other Property
  Investments in Lease Debt and Equity                                        175,007          178,789
  Other                                                                        41,275           41,285
-------------------------------------------------------------------------------------------------------
    Total Investments and Other Property                                      216,282          220,074
-------------------------------------------------------------------------------------------------------

Note Receivable from UniSource Energy                                          72,452           70,132
-------------------------------------------------------------------------------------------------------

Current Assets
  Cash and Cash Equivalents                                                    30,836           65,262
  Trade Accounts Receivable                                                    53,351           61,960
  Unbilled Accounts Receivable                                                  3,332            7,632
  Allowance for Doubtful Accounts                                             (10,940)         (11,034)
  Intercompany Accounts Receivable                                              9,345           10,938
  Materials and Fuel Inventory                                                 49,850           50,107
  Current Regulatory Assets                                                     9,542            8,969
  Income Taxes Receivable                                                      15,012                -
  Deferred Income Taxes - Current                                              11,345           18,847
  Interest Receivable - Current                                                 6,195           11,561
  Other                                                                         9,701            8,444
-------------------------------------------------------------------------------------------------------
    Total Current Assets                                                      187,569          232,686
-------------------------------------------------------------------------------------------------------

Regulatory and Other Assets
  Transition Recovery Asset                                                   267,468          275,936
  Income Taxes Recoverable Through Future Revenues                             48,543           49,849
  Other Regulatory Assets                                                      12,349           11,973
  Other Assets                                                                 49,787           43,651
-------------------------------------------------------------------------------------------------------
    Total Regulatory and Other Assets                                         378,147          381,409
-------------------------------------------------------------------------------------------------------

Total Assets                                                              $ 2,676,819      $ 2,736,457
=======================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                                                       $ 392,499        $ 389,237
  Capital Lease Obligations                                                   719,261          762,323
  Long-Term Debt                                                            1,125,095        1,126,320
-------------------------------------------------------------------------------------------------------
    Total Capitalization                                                    2,236,855        2,277,880
-------------------------------------------------------------------------------------------------------

Current Liabilities
  Current Obligations under Capital Leases                                     54,712           50,126
  Current Maturities of Long-Term Debt                                          1,725            1,725
  Accounts Payable                                                             30,037           37,998
  Intercompany Accounts Payable                                                 7,446            8,413
  Interest Accrued                                                             25,554           58,620
  Taxes Accrued                                                                34,762           29,535
  Accrued Employee Expenses                                                    13,035           14,716
  Other                                                                        10,656            8,063
-------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                 177,927          209,196
-------------------------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                                          132,490          123,469
  Regulatory Liability - Net Cost of Removal for Interim Retirements           62,186           60,417
  Other                                                                        67,361           65,495
-------------------------------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities                              262,037          249,381
-------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 9)
-------------------------------------------------------------------------------------------------------

Total Capitalization and Other Liabilities                                $ 2,676,819      $ 2,736,457
=======================================================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                      Accumulated
                                                                       Capital        Accumulated        Other            Total
                                                       Common           Stock          Earnings        Comprehensive   Stockholders'
                                                        Stock          Expense         (Deficit)       Income (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
                                                                               - Thousands of Dollars -

Balances at December 31, 2003                           $ 655,534        $ (6,357)      $ (258,096)       $ (1,844)       $ 389,237
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    2004 Year-to-Date Net Income                                -               -              886               -              886
    Unrealized Gain on Cash Flow Hedges
       (net of $574,000 income tax expense)                     -               -                -             876              876
                                                                                                                       -------------
Total Comprehensive Income                                                                                                    1,762
                                                                                                                       -------------

    Capital Contribution from UniSource Energy              1,500               -                -               -            1,500
------------------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 2004                              $ 657,034        $ (6,357)      $ (257,210)         $ (968)       $ 392,499
====================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. NATURE OF OPERATIONS, BASIS OF ACCOUNTING PRESENTATION AND EQUITY-BASED COMPENSATION
--------------------------------------------------------------------------------


         UniSource Energy Corporation (UniSource Energy) is an exempt holding company under the Public Utility Holding Company Act of 1935. UniSource Energy has no significant operations of its own, but owns 99.9% of the common stock of Tucson Electric Power Company (TEP) and all of the common stock of UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium) and UniSource Energy Development Company (UED).


         TEP, a regulated public utility incorporated in Arizona since 1963, is UniSource Energy's largest operating subsidiary and represented approximately 85% of UniSource Energy's assets as of March 31, 2004. TEP generates, transmits and distributes electricity. TEP serves approximately 369,000 retail electric customers in a 1,155 square mile area in Pima and Cochise counties in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the western U.S.


         UES has no significant operations of its own, but owns all of the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). On August 11, 2003, UniSource Energy completed the purchase of the Arizona gas and electric system assets from Citizens Communications Company (Citizens) and established two new operating companies, UNS Gas and UNS Electric, to acquire these assets, as well as an intermediate holding company, UES, to hold the common stock of UNS Gas and UNS Electric. The operating results of UNS Gas, UNS Electric, and UES have been included in UniSource Energy's consolidated financial statements since the acquisition date. UNS Electric procures, transmits and distributes electricity to approximately 82,000 retail electric customers in the Mohave county of Northern Arizona and the Santa Cruz county of Southern Arizona. UNS Gas procures, transports and distributes natural gas to approximately 129,000 customers in Mohave, Yavapai, Coconino, and Navajo counties in Northern Arizona and Santa Cruz county in Southern Arizona.

         Millennium's unregulated businesses are described in Note 8 and UED's services are described in Note 7.

         References to "we" and "our" are to UniSource Energy and its subsidiaries, collectively.

         The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the Securities and Exchange Commission's (SEC) interim reporting requirements which do not include all the disclosures required by accounting principles generally accepted in the United States of America
(GAAP) for audited annual financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for audited annual financial statements. This quarterly report should be reviewed in conjunction with UniSource Energy and TEP's 2003 Annual Report on Form 10-K.

         Weather, among other factors, causes seasonal fluctuations in TEP and UES' sales; therefore, quarterly results are not indicative of annual operating results. UniSource Energy and TEP have made minor reclassifications to the prior year financial statements for comparative purposes. These reclassifications had no effect on net income.


     EQUITY-BASED COMPENSATION


         UniSource Energy has two equity-based compensation plans, the 1994 Outside Director Stock Option Plan (Directors' Plan) and the 1994 Omnibus Stock and Incentive Plan (Omnibus Plan). See Note 13. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations.

          Our stock options are granted with an exercise price equal to the market value of the stock at the date of the grant. Accordingly, no compensation expense is recorded for these awards. However, compensation expense is recognized for restricted stock, stock unit and performance share awards over the performance/vesting period.

         The following table illustrates the effect on UniSource Energy's net income and earnings per share and TEP's net income as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to all equity-based employee compensation awards:

-------------------------------------------------------------------------------


UniSource Energy:
-----------------

                                                                              Three Months Ended March 31,
                                                                              2004                   2003
------------------------------------------------------------------------------------------------------------------
                                                                                -Thousands of Dollars-
                                                                                (except per share data)
Net Income - As Reported                                                   $    6,513           $   53,270
Add: Equity-based compensation expense included in reported net
   income, net of related tax effects                                           1,243                  106
Deduct: Total equity-based employee compensation expense
   determined under fair value based method for all awards, net
   of related tax effects                                                      (1,866)                (344)
------------------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                                       $    5,890           $   53,032
==================================================================================================================
Basic Earnings per Share:
  As Reported                                                                   $0.19                $1.58
  Pro Forma                                                                     $0.17                $1.57
==================================================================================================================
Diluted Earnings per Share:
  As Reported                                                                   $0.19                $1.58
  Pro Forma                                                                     $0.17                $1.57
==================================================================================================================


   TEP:
   ---


                                                                             Three Months Ended March 31,
                                                                              2004                   2003
-----------------------------------------------------------------------------------------------------------------
                                                                                -Thousands of Dollars-
Net Income - As Reported                                                  $      886            $   60,295
Add: Equity-based compensation expense included in reported
    net income, net of related tax effects                                     1,119                   101
Deduct: Total equity-based employee compensation expense
   determined under fair value based method for all awards, net
   of related tax effects                                                     (1,730)                 (336)
-----------------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                                      $      275            $   60,060
=================================================================================================================

      The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted in the first quarter of 2004. For the 21,222 options granted under the Directors' Plan in 2003, the following weighted average assumptions were used:

                                                                                                     2003
-----------------------------------------------------------------------------------------------------------------
Expected life (years)                                                                                    6
Interest rate                                                                                         3.34%
Volatility                                                                                           23.74%
Dividend yield                                                                                        3.55%
Weighted-average grant-date fair value of options granted
  during the period                                                                                  $3.16
-----------------------------------------------------------------------------------------------------------------


NOTE 2.  PROPOSED ACQUISITION OF UNISOURCE ENERGY
-------------------------------------------------


      At a special meeting held on March 29, 2004, UniSource Energy's shareholders voted to approve an acquisition agreement UniSource Energy entered into on November 21, 2003 with Saguaro Acquisition Corp., a wholly-owned indirect subsidiary of Saguaro Utility Group L.P. (Saguaro Utility), providing for the acquisition of all of the common stock of UniSource Energy for $25.25 per share by an affiliate of Saguaro Utility. The acquisition agreement provides that Saguaro Acquisition Corp. will merge with and into UniSource Energy, with UniSource

Energy surviving the merger as a wholly-owned indirect subsidiary of Saguaro Utility. Upon consummation of the acquisition, Saguaro Utility will cause the surviving corporation to pay approximately $880 million in cash to UniSource Energy's shareholders and holders of stock options, stock units, restricted stock and performance shares awarded under our stock based compensation plans. In connection with the closing of the acquisition, Saguaro Utility intends to cause the surviving corporation (i) to repay the $95 million inter-company loan to UniSource Energy from TEP and (ii) to contribute up to $168 million to TEP. TEP will use a significant portion of these proceeds to retire some of its outstanding debt. UniSource Energy expects the acquisition, which is subject to several conditions, including receipt of certain regulatory approvals, to occur in the second half of 2004.

      The acquisition agreement contains operating covenants with respect to the operations of UniSource Energy's business pending the consummation of the acquisition. Generally, unless UniSource Energy obtains Saguaro Acquisition Corp.'s prior written consent, UniSource Energy must conduct business in the ordinary course consistent with past practice and use all commercially reasonable efforts to preserve substantially intact the present business organization and present regulatory, business and employee relationships. In addition, the acquisition agreement restricts certain activities, subject to the receipt of Saguaro Acquisition Corp.'s prior written consent, including the issuance or repurchase of capital stock, the amendment of organizational documents, acquisitions and dispositions of assets, capital expenditures, incurrence of indebtedness, modification of employee compensation and benefits, changes in accounting methods, discharge of liabilities, and matters relating to UniSource Energy's investment in Millennium.


      Either UniSource Energy or Saguaro Acquisition Corp. may terminate the acquisition agreement in certain circumstances, including if the acquisition is not consummated by March 31, 2005 or certain regulatory approvals are not obtained. In certain circumstances, upon the termination of the acquisition agreement, UniSource Energy would be required to pay Saguaro Acquisition Corp.'s expenses related to the acquisition agreement and a termination fee in an aggregate amount of up to $25 million.


         An affiliate of Saguaro Utility entered into a $410 million credit agreement on March 25, 2004 that will be funded upon closing of the acquisition of UniSource Energy. The credit agreement includes a $50 million revolving credit facility for general corporate purposes and a $360 million term loan to be used to fund a portion of the acquisition. The lenders' obligation to make such loans are subject to various customary closing conditions.

         The March 29, 2004 shareholder vote to approve the proposed merger triggered vesting of all outstanding stock options under the Omnibus Plan, but no additional compensation expense resulted from such vesting. See Note 13 for a description of additional compensation expense recorded for the performance shares due to accelerated vesting of the awards as a result of the March 29, 2004 shareholder vote.


NOTE 3.  REGULATORY MATTERS
--------------------------------------------------------------------------------


   REGULATORY ACCOUNTING


         TEP and UES generally use the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's and UES' retail rates, the Arizona Corporation Comission (ACC) may not allow TEP or UES to currently charge their customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP and UES defer these items and show them as regulatory assets on the balance sheet until TEP and UES are allowed to charge their customers. TEP and UES then amortize these items as expense to the income statement as these charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.


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


   IMPLICATIONS OF DISCONTINUING APPLICATION OF FAS 71


         TEP


         Upon approval by the ACC of a settlement agreement (TEP Settlement Agreement) in November 1999, TEP discontinued application of FAS 71 for its generation operations. TEP continues to apply FAS 71 to its regulated operations, which include the transmission and distribution portions of its business.

         TEP's regulatory assets, net of regulatory liabilities, totaled $276 million at March 31, 2004. Regulatory assets of $22 million are not presently included in rate base and consequently are not earning a return on investment.

         TEP regularly assesses whether it can continue to apply FAS 71 to its regulated operations. If TEP stopped applying FAS 71 to these operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at March 31, 2004, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of $167 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.


         UES


         UES' regulatory liabilities, net of regulatory assets, totaled $2 million at March 31, 2004. This amount includes a $0.2 million asset related to underrecovered purchased gas costs under UNS Gas' Purchased Gas Adjuster (PGA), and a $0.8 million liability related to overrecovered purchased power costs under UNS Electric's Purchased Power and Fuel Adjuster Clause (PPFAC). If UES stopped applying FAS 71 to its regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory liability balances, net of regulatory assets, at March 31, 2004, if UES had stopped applying FAS 71 to its regulated operations, it would have recorded an extraordinary after-tax gain of $1 million. UES' cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.


   RECENT REGULATORY ACTION FOR UES


         In September 2003, the ACC approved a PGA surcharge of $0.1155 per therm that took effect October 1, 2003. On March 23, 2004, the ACC approved the termination of the surcharge effective October 31, 2004. At March 31, 2004, the PGA balance was $0.2 million.


NOTE 4.  TEP CREDIT FACILITY
--------------------------------------------------------------------------------


         On March 25, 2004, TEP entered into a new $401 million credit agreement. The agreement replaces the credit facilities provided under TEP's $401 million credit agreement that would have expired in 2006. The new credit agreement includes a $60 million revolving credit facility for general corporate purposes and a $341 million letter of credit facility, to support $329 million aggregate principal amount of tax-exempt variable rate bonds. The credit agreement has a five year term through June 30, 2009 and is secured by $401 million in aggregate principal amount of Second Mortgage Bonds issued under TEP's General Second Mortgage Indenture.

         The credit agreement contains a number of restrictive covenants, including restrictions on additional indebtedness, liens, sale of assets and sale-leasebacks. The credit agreement also contains several financial covenants including: (a) minimum consolidated tangible net worth, (b) a minimum cash coverage ratio, and (c) a maximum leverage ratio. Under the terms of the credit agreement, TEP may pay dividends so long as it maintains compliance with the credit agreement. The previous credit agreement had provided that dividends could not exceed 65% of TEP's net income. The elimination of such covenant is expected to satisfy, in part, one of the closing conditions contained in the acquisition agreement that UniSource Energy entered into with Saguaro Acquisition

Corp. by permitting TEP to dividend all of its net income to its shareholders. The credit agreement also provides that under certain circumstances, certain regulatory actions could result in a required reduction of the commitments. As of March 31, 2004, TEP was in compliance with the terms of the Credit Agreement.

         The letter of credit fee of 2.35% on the new facility is significantly lower than the previous credit agreement's weighted average letter of credit fee of approximately 5%. The agreement also provides for letter of credit fronting fees of 0.25%, which will reduce to 0.125% upon the closing of Saguaro Acquisition Corp.'s acquisition of UniSource Energy; the previous agreement's fronting fee was 0.25%. Unreimbursed drawings on a letter of credit bear a variable rate of interest based on LIBOR plus 2.25% per annum. Interest savings in 2004 will be partially offset by the write-off of fees associated with the prior facility that were capitalized and being amortized through 2006 and the amortization of fees associated with the entry of the new facility. TEP wrote-off $2 million in fees associated with the prior facility in March 2004, included in Long-Term Debt Interest Expense in UniSource Energy and TEP's income statements.

         If TEP borrows under the revolving credit facility, the borrowing costs would be at a variable interest rate consisting of a spread over LIBOR or an alternate base rate. The spread is based upon a pricing grid tied to TEP's leverage. The per annum rate currently in effect on borrowings under TEP's revolving credit facility, based on its leverage, is LIBOR plus 2.25%. If TEP's leverage were to change, the spread over LIBOR could range from 1.50% to 2.25%. Also, TEP pays a commitment fee of 0.50% on the unused portion of the revolving credit facility.


NOTE 5.  ACCOUNTING CHANGE:  ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS
--------------------------------------------------------------------------------


         TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. TEP also has certain environmental obligations at the San Juan Generating Station (San Juan). TEP has estimated that its share of these obligations will be approximately $38 million at the date of retirement. As of March 31, 2004 and December 31, 2003, TEP had accrued approximately $1 million for the final decommissioning of its generating facilities. This amount has been recorded as an accrued asset retirement obligation on the UniSource Energy and TEP balance sheets.

         TEP and UES have various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP and UES operate their transmission and distribution systems as if they will be operated in perpetuity and would continue to be used or sold without land remediation. A final retirement occurs when an entire transmission or distribution line is permanently removed from service. Interim retirements occur as components of the system are replaced. As a result, TEP and UES are not recognizing the costs of final removal of the transmission and distribution lines in their financial statements. As of March 31, 2004 and December 31, 2003, TEP had accrued $62 million and $60 million and UES had accrued $1 million for the net cost of removal for interim retirements from its transmission, distribution and general plant. These amounts have been recorded as a regulatory liability on the UniSource Energy and TEP balance sheets.

         Millennium and UED have no asset retirement obligations.

         Upon adoption of FAS 143 on January 1, 2003, TEP recorded an asset retirement obligation of $38 million at its net present value of $1 million, increased depreciable assets by $0.1 million for asset retirement costs, reversed $113 million of costs previously accrued for final removal from accumulated depreciation, reversed previously recorded deferred tax assets of $44 million and recognized the cumulative effect of accounting change as a gain of $112 million ($67 million net of tax). The adoption of FAS 143 also resulted in a $6 million reduction of current depreciation expense charged throughout the year because asset retirement costs are no longer recorded as a component of depreciation expense.


NOTE 6.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES
--------------------------------------------------------------------------------


         TEP's, UES' and MEG's derivative activities are discussed fully in UniSource Energy and TEP's 2003 Annual Report on Form 10-K.

         TEP has a natural gas supply agreement under which it purchases all of its gas requirements at spot market prices from Southwest Gas Corporation (SWG). TEP also has agreements to purchase power that are priced using spot market gas prices. These contracts meet the definition of normal purchases and are not required to be marked to market. In the first quarter of 2004, in an effort to minimize price risk on these purchases, TEP entered into commodity price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices. The spot market price in the swap agreements is tied to the same index as the purchases under the SWG and purchased power contracts. These swap agreements, which will expire during the summer months of 2004 through 2006, were entered into with the goal of locking in fixed prices on at least 45% and not more than 80% of TEP's expected summer monthly gas risk prior to entering into the month. The swap agreements are marked to market on a monthly basis; however, since the agreements satisfy the requirements for cash flow hedge accounting, the unrealized gains and losses are recorded in Other Comprehensive Income, a component of Common Stock Equity, rather than being reflected in the income statement.

         TEP's and MEG's derivative activities are reported as follows:

         o TEP's net unrealized and realized gains and losses on forward sales contracts are components of Electric Wholesale Sales;
         o TEP's net unrealized and realized gains and losses on forward purchase contracts are components of Purchased Power;
         o TEP's net unrealized gains and losses on commodity price swaps are included in Other Comprehensive Income, which is a component of Common Stock Equity; and
         o MEG's net unrealized and realized gains and losses on trading activities are components of Other Operating Revenues. Although MEG's realized gains and losses on trading activities are reported net on UniSource Energy's income statement, the related cash receipts and cash payments are reported separately on UniSource Energy's statement of cash flows.

         The net pre-tax unrealized gains and losses from TEP's forward contracts were less than $1 million for each of the three month periods ended March 31, 2004 and 2003. The net pre-tax realized and unrealized gains and losses from MEG's trading activities were also less than $1 million for each of the three month periods ended March 31, 2004 and 2003. The net pre-tax unrealized gains and losses from TEP's commodity swap agreements recorded as cash flow hedges and included in Other Comprehensive Income were just over $1 million as of March 31, 2004. TEP had no material cash flow hedges as of December 31, 2003.

         TEP's derivative assets and liabilities are reported in Other Current Assets and Other Current Liabilities on TEP's balance sheet and in Trading Assets and Trading Liabilities on UniSource Energy's balance sheet. The fair value of TEP's derivative assets was $1 million at March 31, 2004 and the fair value of TEP's derivative liabilities was less than $1 million at December 31, 2003. MEG's trading assets and liabilities are reported in Trading Assets and Trading Liabilities on UniSource Energy's balance sheet. The fair value of MEG's trading assets, including its Emissions Allowance inventory, was $49 million at March 31, 2004 and $22 million at December 31, 2003. The fair value of MEG's trading liabilities was $44 million at March 31, 2004 and $19 million at December 31, 2003.

         Beginning January 1, 2004, the settlement of forward purchase and sales contracts that do not result in physical delivery are recorded net as a component of Electric Wholesale Sales in TEP's income statement. For the three months ended March 31, 2004, $1 million in sales were netted against $1 million in purchases, resulting in a small net gain.


NOTE 7.  BUSINESS SEGMENTS
--------------------------------------------------------------------------------


         Based on the way we organize our operations and evaluate performance, we have four reportable business segments:

         (1) TEP, a vertically integrated electric utility business, is UniSource Energy's largest subsidiary.
         (2) UES is the holding company for UNS Gas, a regulated gas distribution business, and UNS Electric, a regulated electric distribution utility business. See Note 1.
         (3) Millennium holds interests in unregulated energy and emerging technology businesses See Note 8.
         (4) UED develops generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station.

         Significant reconciling adjustments consist of the elimination of intercompany activity and balances. Millennium recorded revenue from transactions with TEP of $3 million and $2 million during the three-month periods ended March 31, 2004 and March 31, 2003, respectively. TEP's related expense is reported in Other Operations and Maintenance expense on its income statement. Millennium's revenue and TEP's related expense are eliminated in UniSource Energy consolidation. Other significant reconciling adjustments include the elimination of the intercompany note between UniSource Energy and TEP, as well as the related interest income and expense.

         We record our percentage share of the earnings of affiliated companies, except for investments where we provide all of the financing, in which case we recognize 100% of the losses. See Note 8.

         We disclose selected financial data for our business segments in the following table:

                                                                        Segments                                         UniSource
                                                  ----------------- ----------------- ----------------  Reconciling        Energy
                                                      TEP           UES      Millennium       UED      Adjustments      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
                                                                                - Millions of Dollars -
 Income Statement
 ----------------
 Three months ended March 31, 2004:
     Operating Revenues - External                 $      187    $      81    $         2   $      -     $         -    $       270
     Operating Revenues - Intersegment                      -            -              3          -              (3)             -
     Income Before Income Taxes                             3            8              3           -             (2)            12
     Net Income                                             1            5              2           -             (1)             7

 Three months ended March 31, 2003:
     Operating Revenues - External                 $      173    $       -    $         1   $       -    $         -    $       174
     Operating Revenues - Intersegment                      -            -              2           -             (2)             -
     Loss Before Income Taxes and Cumulative              (11)           -             (8)          -             (3)           (22)
      Effect of Accounting Change
     Net Income (Loss)                                     60            -             (5)          -             (2)            53
 ----------------------------------------------------------------------------------------------------------------------------------

 Balance Sheet
 -------------
 Total Assets, March 31, 2004                     $     2,677    $     312    $       202   $      3     $      (138)   $     3,056
 Total Assets, December 31, 2003                        2,736          309            181          3            (137)         3,092
 ----------------------------------------------------------------------------------------------------------------------------------


NOTE 8.  MILLENNIUM
--------------------------------------------------------------------------------


         See Note 7 for selected financial data of Millennium.

         Through affiliates, Millennium holds investments in unregulated energy and emerging technology companies. As presented in Note 7, Millennium's assets represent 7% of UniSource Energy's total assets at March 31, 2004 and 6% at December 31, 2003. Under the acquisition agreement described in Note 2, UniSource Energy is limited as to the amount it can invest in Millennium in the future. Consequently, Millennium's ability to provide future funding for the operations of emerging companies could be affected.

         Millennium accounts for these investments under the consolidation and equity methods. In some cases, Millennium is an investment's sole funder. When this is the case, Millennium recognizes 100% of an investment's losses, because as sole provider of funds it bears all of the financial risk. To the extent an investment becomes profitable and Millennium has recognized losses in excess of its percentage ownership, Millennium will recognize 100% of an investment's net income until Millennium's recognized losses equal its ownership percentage of losses.

         A brief summary of Millennium's investments follows:

         GLOBAL SOLAR ENERGY, INC. (Global Solar) primarily develops and manufactures light weight thin-film photovoltaic cells and panels. Global Solar's target markets have included military, space and commercial applications. Millennium owns 99% of Global Solar. Millennium accounts for Global Solar under the consolidation method and recognizes 100% of Global Solar's losses. Global Solar recognizes expense when funding is used for research, development and administrative costs. During the first quarter of 2004, Millennium made no contributions to Global Solar. However, UniSource Energy provided $2 million to Global Solar under a tax sharing agreement. Millennium has no remaining funding commitments to Global Solar, other than the tax sharing agreement with UniSource Energy.

         INFINITE POWER SOLUTIONS, INC. (IPS) develops thin-film lithium ion batteries. Millennium owns 72% of IPS and accounts for it under the consolidation method. IPS recognizes expense when funding is used for research, development and administrative costs. During the first quarter of 2004, Millennium funded its remaining debt commitment of $0.5 million to IPS. Dow Corning Enterprises, Inc. (DCEI) made no additional contributions to IPS during the same time period. In April 2004, Millennium and DCEI committed to loan up to an additional $1 million each to IPS, and each funded $0.5 million of the commitment at that time. Millennium's remaining debt commitment to IPS is currently $0.5 million and is contingent on IPS' attainment of certain performance criteria. Pursuant to the terms of the amended promissory notes with IPS, Millennium and DCEI have the right to convert at any time the outstanding debt amounts to equity ownership. DCEI holds warrants to purchase additional preferred shares of IPS that if exercised, could result in Millennium's ownership of IPS being reduced to as low as 59%.

         MICROSAT SYSTEMS, INC. (MicroSat) develops small-scale satellites under a U.S. government contract. In February 2004, pursuant to a settlement agreement, the contract was terminated and MicroSat granted the government purpose rights to the design data and transferred all hardware assets developed under the contract to the government in exchange for the elimination of further cost-sharing obligations under the contract. These assets will be used under a new contract between MicroSat and the government, and may be used by the government for other satellite development contracts not involving MicroSat. However, MicroSat retains the right to use the design data on other government and commercial contracts. MicroSat had previously deferred $2 million, before tax, of revenues earned under the original contract. These revenues have now been recognized, and Millennium recorded the income in the first quarter of 2004. Millennium owns 35% of MicroSat and, as sole funder, recognizes 100% of MicroSat's net losses. Millennium made no contributions to MicroSat during the first quarter of 2004 and has no further funding commitments to MicroSat.

         MEG is a wholly-owned subsidiary of Millennium, which manages and trades emissions allowances, coal, and related financial instruments. MEG's activities are described in Note 6.

         HADDINGTON ENERGY PARTNERS II, LP (Haddington) funds energy-related investments. A member of the UniSource Energy Board of Directors has an investment in Haddington and is a managing director of the general partner of the limited partnership. Millennium committed $15 million in capital, excluding fees, to Haddington in exchange for approximately 31% ownership. At March 31, 2004, Millennium had funded $9 million of this commitment, none of which was funded during the first quarter of 2004. Millennium expects the balance to be funded over the next three years. In March 2004, Haddington sold one of its investments and recognized the related gain as income. Millennium's recorded its share of Haddington's income in the first quarter 2004. In April 2004, Millennium received a $7 million distribution from Haddington related to the sale. Millennium accounts for its investment in Haddington under the equity method.

         VALLEY VENTURES III, LP (Valley Ventures) is a venture capital fund that invests in information technology, microelectronics and biotechnology, primarily within the southwestern U.S. Another member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. Millennium committed $6 million, including fees, to the fund and owns approximately 15% of the fund. As of March 31, 2004, Millennium had funded $2 million of this commitment, $0.6 million of which was funded during the first quarter of 2004. Millennium expects the balance to be funded by the end of 2007. Millennium accounts for this investment under the equity method due to an ability to exercise significant influence over the fund based on the related party affiliation disclosed above.

         CARBOELECTRICA SABINAS, S. DE R.L. DE C.V. (Sabinas) is a Mexican limited liability company created to develop up to 800 megawatts (MW) of coal-fired generation in the Sabinas region of Coahuila, Mexico. Sabinas also owns 19.5% of Minerales de Monclova, S.A. de C.V. (Mimosa). Mimosa is an owner of coal and associated gas reserves. Mimosa supplies metallurgical coal to the Mexican steel industry and thermal coal to the major electric utility in Mexico. Millennium owns 50% of Sabinas. Altos Hornos de Mexico, S.A. de C.V. (AHMSA) and affiliates own the remaining 50%. UniSource Energy's Chairman, President and Chief Executive Officer is an alternate member of the board of directors of AHMSA. Since 1999, both AHMSA and Mimosa are parties to a suspension of payments procedure, under applicable Mexican law, which is the equivalent of a U.S. Chapter 11 proceeding. Under certain circumstances, Millennium has the right to sell (a put option) its interest in Sabinas to an AHMSA affiliate for $20 million plus an accrued service fee. These circumstances include failure of Sabinas to reach financial closing on the generation project within a specified time. Millennium's put option is secured by collateral initially valued in excess of $20 million. Millennium accounts for the investment in Sabinas under the equity method; however, Sabinas accounts for its investment in Mimosa under the cost method.

         NATIONS ENERGY CORPORATION (Nations Energy) is wholly owned by Millennium. Through subsidiaries, Nations Energy has a 32% interest in a 43 MW power plant in Panama. Nations Energy intends to sell its interest in this plant, the book value of which is currently less than $1 million.


   NATIONS ENERGY CONTINGENCY


         In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherlands Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao), a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million note receivable from Mirant Curacao. The note was recorded at its net present value of $8 million using an 8% discount rate, the discount being recognized as interest income over the five-year life of the note. As of March 31, 2004, Nations Energy's receivable from Mirant Curacao is approximately $10 million. The note is primarily included in Investments and Other Property - Other on UniSource Energy's balance sheet. Payments on the note receivable are expected as follows:
$2 million in July 2004, $4 million in July 2005, and $5 million in July 2006.

         The note is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. On July 14, 2003, Mirant, Mirant Americas, Inc. and various other Mirant companies filed for Chapter 11 bankruptcy protection. Mirant Curacao was not included in the Chapter 11 filings. Based on a review of the projected cash flows for the power project, it appears Mirant Curacao will have sufficient future cash flows to pay the note receivable and any applicable interest. However, we cannot predict the ultimate outcome that Mirant's bankruptcy will have on the collectibility of the note from Mirant Curacao. Nations Energy will continue to evaluate the collectibility of the receivable, but currently expects to collect the note in its entirety and has not recorded any reserve for this note. cover


   MILLENNIUM COMMITMENTS


         Millennium's funding levels and share ownership are subject to change in the future. Millennium's outstanding equity commitments are currently limited to $6 million to Haddington and $4 million to Valley Ventures. Millennium's only remaining debt commitment is $0.5 million to IPS. Millennium may commit to provide additional funding to its investments in the future.

         Global Solar had commitments totaling $1 million at March 31, 2004 and December 31, 2003 to incur future expenses relating to government contracts.


NOTE 9.  COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------


   MILLENNIUM COMMITMENTS AND CONTINGENCY

         See Note 8 for a description of Millennium's commitments and contingency.


   UNISOURCE ENERGY CONTINGENCIES

         Acquisition Fees

         UniSource Energy has entered into agreements with New Harbor Incorporated (New Harbor) and Morgan Stanley & Co. Incorporated (Morgan Stanley) in connection with the acquisition of UniSource Energy by Saguaro Utility. The transaction fee payable to New Harbor is $9 million. UniSource Energy paid New Harbor $2 million upon announcement of the transaction in November 2003, with the balance of the transaction fee contingent and payable upon the closing of the transaction. UniSource Energy has agreed to pay Morgan Stanley a transaction fee of up to $3 million, which includes their monthly advisory fee, in connection with the acquisition. UniSource Energy paid Morgan Stanley $1 million in November 2003 and $0.4 million in April 2004 upon shareholders approving the transaction, and will pay Morgan Stanley $1 million contingent and payable upon the acquisition closing.

         In certain circumstances, in the event of termination of the acquisition agreement, UniSource Energy would be required to pay Saguaro Acquisition Corp.'s expenses and a termination fee in an aggregate amount of up to

$25 million.

         Withdrawal of Litigation Concerning the Proposed Acquisition Agreement

         On March 17, 2004, plaintiffs withdrew two shareholder derivative lawsuits, McBride v. Pignatelli, et al. and Zetooney v. Pignatelli, et al., filed in the Superior Court of the State of Arizona on November 24, 2003, the same day that UniSource Energy announced details of its proposed acquisition by Saguaro Utility Group, L.P. UniSource Energy paid no consideration in connection with the withdrawal of the lawsuits. In these two lawsuits, which were virtually identical, the plaintiffs alleged that UniSource Energy's Board of Directors, in its consideration and approval of the acquisition agreement, breached its fiduciary duty to UniSource Energy's shareholders in approving the acquisition agreement.


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

         In November 2001, the Grand Canyon Trust (GCT), an environmental activist group, filed a complaint in U.S. District Court against TEP for alleged violations of the Clean Air Act at the Springerville Generating Station. The complaint alleged that more stringent emission standards should apply to Units 1 and 2. These standards would require new permits and the installation of additional facilities, meeting Best Available Control Technology standards, for the continued operation of Units 1 and 2. In 2002, the U.S. District Court granted TEP's motion for summary judgment on one of the primary issues in the case: whether TEP commenced construction within 18 months and/or by March 19, 1979, after the original 1977 air permit covering Units 1 and 2 was issued. The Court found that TEP had commenced construction of the Springerville Generating Station in the time periods required by the original permits. There were two remaining allegations: that (a) TEP discontinued construction for a period of 18 months or longer and did not complete construction in a reasonable period of time, and (b) TEP did not commence construction, for purposes of New Source Performance Standard applicability, by September 18, 1978. On March 4, 2003, the U.S. District Court determined that the GCT had not commenced the case on a timely basis and dismissed the case. The GCT has appealed this decision to the U.S. Court of Appeals for the 9th Circuit. Oral arguement on the matter was heard by the 9th Circuit on April 15, 2004, and a decision is pending.

         TEP believes these claims are without merit and intends to vigorously contest them.

         Litigation and Claims Related to San Juan Generating Station

         On May 16, 2002, the GCT and the Sierra Club filed a citizen lawsuit under the Clean Air Act in federal district court in New Mexico against Public Service Company of New Mexico (PNM) as operator of San Juan. TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of the total San Juan Station. The lawsuit alleges two violations of the Clean Air Act and related regulations and permits. One of the two claims, concerning the initial permitting of San Juan, was dismissed by the court in August 2003. The remaining claim alleged that PNM violated its present Title V operating permit for Units 1, 3 and 4 by exceeding the 20% opacity standard on numerous occasions between 1998 and 2002; opacity is a means to monitor the particulate matter contained in an emission. PNM was directed to make a written settlement offer on the remaining claim by May 28, 2004, with the plaintiffs directed to respond by June 11, 2004. A settlement conference has been scheduled before the federal magistrate on July 1, 2004. The trial will continue in the third quarter of 2004 if the parties are unable to reach settlement.
settlement.

         In September 2003, the New Mexico Environment Department (NMED) notified PNM, operator of San Juan, of alleged excess emissions and opacity in violation of the permits at San Juan Units 1, 3, and 4. The NMED issued a draft compliance order assessing unspecified civil penalties. PNM has entered into discussions with the NMED concerning the alleged excess emissions and opacity violations. No compliance order has been issued in this matter.

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

         Environmental Reclamation at Remote Generating Stations

         TEP pays on-going reclamation costs at each of its remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs at the coal mines which supply the remote generating stations. In June 2003, TEP received an estimate of the reclamation liability at the coal mine that supplies San Juan in which post-term reclamation activities are assumed to occur over a 16-year period beginning in 2028. The expected aggregate undiscounted reclamation liability totals $122 million of which TEP's portion of the liability, based on its ownership of San Juan, totals $24 million. The present value of TEP's liability for post-term reclamation at a 10% credit-adjusted risk free rate approximates $7 million at December 31, 2017, the expiration date of the coal supply agreement, and will be recognized over the remaining term of the coal supply agreement. At March 31, 2004, TEP has recorded $0.4 million of its post-term reclamation liability at San Juan. Amounts recorded for post-term reclamation are subject to various assumptions and determinations, such as estimating the costs of reclamation, estimating when final reclamation will occur, and the credit-adjusted risk-free interest rate to be used to discount future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as expense for post-term reclamation. TEP does not believe that recognition of its post-term reclamation obligation at San Juan will be material to TEP in any single year since recognition occurs over the remaining 14 year life of its coal supply agreement.

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


   GUARANTEES AND INDEMNITIES

         In the normal course of business, UniSource Energy and certain subsidiaries, including TEP, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are 1) UES' guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens Arizona gas and electric system assets, 2) UniSource Energy's guarantee of approximately $22 million in natural gas transportation and supply payments in addition to building lease payments for UNS Gas, UNS Electric, and subsidiaries of Millennium, and 3) Millennium's guarantee of approximately $3 million in commodity-related payments for MEG at March 31, 2004. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in UniSource Energy's consolidated balance sheets.

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

NOTE 10.  TEP WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
--------------------------------------------------------------------------------

         At March 31, 2004 and December 31, 2003, TEP's Allowance for Doubtful Accounts on the balance sheet includes $10 million related to 2001 and 2000 sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO).

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


         TEP's Accounts Receivable from Electric Wholesale Sales are included in Trade Accounts Receivable on the balance sheet. TEP's wholesale receivables, net of allowances, totaled $23 million as of March 31, 2004 and $26 million at December 31, 2003. Excluding the receivables from the CPX and the CISO, as described above, substantially all of the March 31, 2004 wholesale receivable balance has been collected as of the date of this filing.



NOTE 11.  UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
--------------------------------------------------------------------------------

         Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS assumes that proceeds from the hypothetical exercise of stock options and other equity-based awards are used to repurchase outstanding shares of stock at the average fair market price during the reporting period. The numerator in calculating both basic and diluted earnings per share for each period is net income. The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                            2004        2003
    -------------------------------------------------------------------------------------------------------------
                                                                                            - In Thousands -
    Denominator:

     Weighted-average Shares of Common Stock Outstanding                                     34,185       33,739
     Effect of Dilutive Securities:

      Options and Stock Issuable under Employee Benefit Plans
         and the Directors' Plan                                                                703            -
    -------------------------------------------------------------------------------------------------------------
    Total Shares                                                                             34,888       33,739
    =============================================================================================================

         There were no antidilutive options as of March 31, 2004. The dilutive share base for the quarter ended March 31, 2003 excludes 1,406,000 options and contingently issuable shares due to their antidilutive effect as a result of UniSource Energy's loss before cumulative effect of accounting change.

NOTE 12.  EMPLOYEE BENEFITS PLANS
--------------------------------------------------------------------------------


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


   OTHER POSTRETIREMENT BENEFIT PLANS

         TEP provides limited health care and life insurance benefits for retirees. All regular employees may become eligible for these benefits if they reach retirement age while working for TEP or an affiliate. Concurrent with the acquisition of the Arizona gas and electric assets from Citizens on August 11, 2003, UES assumed a $2 million liability for postretirement medical benefits for current retirees and a small group of active employees. The majority of UES employees do not participate in the postretirement medical plan.

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


   COMPONENTS OF NET PERIODIC BENEFIT COST

         The components of net periodic benefit costs are as follows:

                                                                                  Other Postretirement
                                                          Pension Benefits              Benefits
                                                     ----------------------------------------------------
                                                         Three Months Ended        Three Months Ended
                                                              March 31,                March 31,
                                                          2004         2003          2004        2003
---------------------------------------------------------------------------------------------------------
                                                                     -Millions of Dollars -
Components of Net Periodic Benefit Cost
   Service Cost                                         $    1.5      $  1.2       $   0.5     $ 0.4
   Interest Cost                                             2.4         2.1           0.9       1.0
   Expected Return on Plan Assets                           (2.7)       (2.3)            -         -
   Prior Service Cost Amortization                           0.5         0.4          (0.4)     (0.4)
   Recognized Actuarial (Gain) Loss                          0.4         0.5           0.5       0.6
---------------------------------------------------------------------------------------------------------
      Net Periodic Benefit Cost                         $    2.1      $  1.9       $   1.5     $ 1.6
=========================================================================================================


   EMPLOYER CONTRIBUTIONS

         We previously disclosed in our financial statements for the year ended December 31, 2003 that TEP's and UES' expected pension plan contributions in 2004 were $6 million and $0.5 million, respectively. As of March 31, 2004, TEP anticipates making contributions of $5 million in 2004 of which $1 million have been made. UES presently anticipates contributing $1 million in 2004.


NOTE 13.  EQUITY-BASED COMPENSATION PLANS
-------------------------------------------------------------------------------


         We account for UniSource Energy's two equity-based compensation plans, the Directors' Plan and the Omnibus Plan, under the recognition and measurement principles of APB 25 and related interpretations. See Note 1.

         The acquisition agreement discussed in Note 2 limits the amount of capital stock that UniSource Energy can issue under its stock plans, and requires that both of UniSource Energy's stock plans must be terminated effective as of the closing of the merger. Additionally, both plans contain "Change in Control" provisions that provide for accelerated vesting of awards when certain conditions are met. The March 29, 2004 shareholder vote to approve the proposed merger triggered 100% vesting of all awards under the Omnibus Plan. The provision in the Directors Plan results in 100% vesting of all awards if and when the merger is consummated.

         At March 31, 2004, we had stock options, stock units and restricted stock grants outstanding as discussed below.


   STOCK OPTIONS

         No stock options have been granted under the Directors' Plan in 2004. A total of 21,222 stock options were granted under this plan during the three-month period ended March 31, 2003. There were no stock options granted to key employees under the Omnibus Plan during the three-month periods ended March 31, 2004 or 2003. Director stock option awards currently vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary of the grant.

         A summary of the stock option activity of the Directors' Plan and Omnibus Plan is as follows:

                                                        Three Months Ended March 31,
                                                    2004                              2003
--------------------------------------------------------------------------------------------------------
                                                           Weighted                          Weighted
                                                           Average                           Average
                                                          Exercise                          Exercise
                                             Shares          Price              Shares         Price
--------------------------------------------------------------------------------------------------------
Options Outstanding,
  Beginning of Period                     2,478,551         $16.04           2,576,819       $15.77
   Granted                                        -           -                 21,222       $17.44
   Exercised                               (203,791)        $14.90              (2,257)      $12.61
   Forfeited                                 (1,134)        $13.85              (2,866)      $13.76
                                      -----------------                  ----------------
Options Outstanding,
  End of Period                           2,273,626         $16.15           2,592,918       $15.79
                                      =================                  ================
Options Exercisable,
  End of Period                           2,249,624         $16.13           1,644,400       $14.91

Weighted Average Remaining Contractual Life at March 31, 2004:                           6.22
--------------------------------------------------------------------------------------------------------

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

         Stock options awarded on January 1, 2002 accrue dividend equivalents that are paid in cash on the earlier of the date of exercise of the underlying option or the date the option expires. Compensation expense is recognized as dividends are declared. In the first quarter of 2004 and 2003, we recognized compensation expense of less than $0.1 million for dividend equivalents on stock option grants.


   RESTRICTED STOCK AND STOCK UNITS

         In the first quarter of 2004 and 2003, we granted restricted stock awards to directors totaling 6,480 shares and 5,157 shares, respectively. The grant date fair value of the shares was $24.68 per share in 2004 and $17.44 per share in 2003. Directors may elect to receive stock units in lieu of restricted shares. As discussed above, Directors' awards were not affected by the shareholder vote to approve the proposed merger. The restricted shares or stock units become 100% vested on the third anniversary of the grant date, or on consummation of the merger. Compensation expense equal to the fair market value on the date of the award is recognized over the vesting period. We recorded compensation expense of less than $0.1 million in the first quarter of 2004 and 2003 related to these awards.

         There were no new stock unit awards granted under the Omnibus Plan in the first quarter of 2004 or 2003. When awards are granted, compensation expense equal to the fair market value on the date of the award is recognized over a three or four year vesting period. All stock unit awards under the Omnibus Plan had fully vested as of March 6, 2004 and were not impacted by the shareholder vote to approve the proposed merger. We recognized compensation expense related to earlier awards of less than $0.1 million in each quarter.


   PERFORMANCE SHARES

         In May 2003, the Board of Directors approved a grant of performance shares to key employees under the Omnibus Plan. The shares were to be awarded at the end of a three-year performance period based on goal attainment. The grant date fair value was $17.84 per share. Compensation expense was initially recordedover the performance period based on the anticipated number and market value of shares to be awarded. As a result of the shareholder vote to approve the proposed merger, 53,566 performance shares vested and were distributed. Compensation expense of $2 million was recorded in the first quarter of 2004 for this award.


NOTE 14.  INCOME AND OTHER TAXES
--------------------------------------------------------------------------------


   INCOME TAXES

         The differences between the income tax expense (benefit) and the amount obtained by multiplying pre-tax income (loss) before cumulative effect of accounting change by the U.S. statutory federal income tax rate of 35% are as follows:

                                                                             UniSource Energy                     TEP
                                                                        ---------------------------- -------------------------------
                                                                            Three Months Ended             Three Months Ended
                                                                                 March 31,                     March 31,
                                                                            2004          2003            2004            2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        -Thousands of Dollars -

Federal Income Tax Expense (Benefit) at Statutory Rate                     $  4,369     $   (7,794)     $    1,057      $   (3,728)
   State Income Tax Expense (Benefit), Net of Federal Deduction                574         (1,024)            138            (490)
   Depreciation Differences (Flow Through Basis)                                789          1,086             789           1,086
   Tax Credits                                                                 (129)          (380)           (129)           (380)
   Other                                                                        367             45             280              37
------------------------------------------------------------------------------------------------------------------------------------
Income Tax Expense (Benefit)                                                  5,970         (8,067)          2,135          (3,475)
------------------------------------------------------------------------------------------------------------------------------------
Tax on Cumulative Effect of Accounting Change (see Note 5)                        -         44,236               -          44,236
------------------------------------------------------------------------------------------------------------------------------------
Total Federal and State Income Tax Expense                                 $  5,970     $   36,169      $    2,135      $   40,761
====================================================================================================================================

         The total Federal and State Income Tax Expense (Benefit) in the table above is included on UniSource Energy and TEP's income statements.


   OTHER TAXES

         TEP and UES act as conduits or collection agents for excise tax (sales tax) as well as franchise fees and regulatory assessments. They record liabilities payable to governmental agencies when electricity is delivered to customers. Neither the amounts billed nor payable are reflected in the income statement.

NOTE 15.  NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------


         The FASB recently issued the following Statements of Financial Accounting Standards (FAS) and FASB Interpretations (FIN):

o FIN 46, Consolidation of Variable Interest Entities, was issued in January 2003, and was subsequently revised in December 2003 (FIN
         46R). The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprises should consolidate the variable interest entity (primary beneficiary). FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. For public companies, the revised FIN 46R is effective for financial periods ending after March 15, 2004. The adoption of FIN 46R did not and is not expected to have a significant impact on our financial statements.

o FAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003), was issued by the FASB in December 2003. FAS 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans beyond those in the original Statement 132 which it replaces. FAS 132, as revised, is effective for fiscal years ending after December 15, 2003. The revised disclosure requirements are included in Note 12 above.

         In August 2003, the Emerging Issues Task Force (EITF) published Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not "Held for Trading Purposes" as Defined in EITF Issue No. 02-3 (EITF 03-11). EITF 03-11 discusses whether realized gains and losses should be shown gross or net in the income statement for contracts that are not held for trading purposes, as defined in EITF 02-3, but are derivatives subject to FAS 133. Determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances with respect to the various activities of the entity. Retroactive application of EITF 03-11 is not required. Beginning January 1, 2004, the realized gains and losses on derivative instruments that are not held for trading purposes but are eventually net settled are shown net in the income statement. The impact of adopting EITF 03-11 was immaterial as of March 31, 2004. See Note 6.

NOTE 16.  SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------------------------------------------


         A reconciliation of net income to net cash flows from operating activities follows:

                                                                                                UniSource Energy
                                                                                         --------------------------------
                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              2004             2003
-------------------------------------------------------------------------------------------------------------------------
                                                                                             -Thousands of Dollars-

Net Income                                                                                  $   6,513         $  53,270


Adjustments to Reconcile Net Income
  To Net Cash Flows
     Cumulative Effect of Accounting Change-Net of Tax                                              -           (67,471)

     Depreciation and Amortization Expense                                                     35,136            30,520

     Depreciation Recorded to Fuel and Other O&M Expense                                        1,556             1,448
     Amortization of Transition Recovery Asset                                                  8,468             3,608
     Net Unrealized Gain on TEP Forward Electric Sales                                           (509)             (116)
     Net Unrealized Loss on TEP Forward Electric Purchases                                        327                28
     Net Unrealized Gain on MEG Trading Activities                                             (1,584)           (1,695)
     Amortization of Deferred Debt-Related Costs included in Interest Expense                   2,394               732
     Provision for Bad Debts                                                                      943             3,192
     Deferred Income Taxes                                                                     21,061            19,192
     (Gains) Losses from Equity Method Entities                                                (6,893)            1,929
     Other                                                                                      2,595            11,468
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                                   15,316           12,655
         Materials and Fuel Inventory                                                            (621)          (4,405)
         Accounts Payable                                                                     (11,984)          (5,269)
         Interest Accrued                                                                     (30,826)         (28,580)
         Income Tax Receivable                                                                 (9,760)               -
         Taxes Accrued                                                                          2,950          (23,358)
         Other Current Assets                                                                 (17,357)             934
         Other Current Liabilities                                                             24,715            2,215
------------------------------------------------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                                                       $  42,440         $  10,297
=========================================================================================================================


                                                                                                       TEP
                                                                                         --------------------------------
                                                                                                Three Months 31,
                                                                                                    March 31,
                                                                                              2004             2003
-------------------------------------------------------------------------------------------------------------------------
                                                                                             -Thousands of Dollars-

Net Income                                                                                  $     886         $  60,295


Adjustments to Reconcile Net Income
  To Net Cash Flows
     Cumulative Effect of Accounting Change-Net of Tax                                              -           (67,471)
     Depreciation and Amortization Expense                                                     30,413            29,624
     Depreciation Recorded to Fuel and Other O&M Expense                                        1,556             1,448
     Amortization of Transition Recovery Asset                                                  8,468             3,608
     Net Unrealized Gain on TEP Forward Electric Sales                                           (509)             (116)
     Net Unrealized Loss on TEP Forward Electric Purchases                                        327                28
     Amortization of Deferred Debt-Related Costs included in Interest Expense                   2,317               732
    Provision for Bad Debts                                                                       560             3,192
     Deferred Income Taxes                                                                     21,970            15,432
     Gains from Equity Method Entities                                                            (33)              (52)
     Interest on Note Receivable from UniSource Energy                                         (2,320)           (2,525)
     Other                                                                                       (218)            1,747
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                                   10,122            22,989
         Materials and Fuel Inventory                                                             257              (221)
         Accounts Payable                                                                      (6,611)           (5,339)
         Interest Accrued                                                                     (27,943)          (28,580)
         Income Tax Receivable                                                                (15,012)                -
         Taxes Accrued                                                                          4,635           (19,552)
         Other Current Assets                                                                   5,506             7,024
         Other Current Liabilities                                                               (245)             (744)
-------------------------------------------------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                                                       $  34,126        $   21,519
=========================================================================================================================


NOTE 17.  REVIEW BY INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------


         With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month period ended March 31, 2004 and 2003, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 3, 2004 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         Management's Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its four primary business segments and includes the following:

o        outlook and strategy,
o operating results during the first quarter of 2004 compared with the same period in 2003,
o        factors which affect our results and outlook,
o liquidity, capital needs, capital resources, and contractual obligations,
o        dividends, and
o        critical accounting policies.

         Management's Discussion and Analysis should be read in conjunction with UniSource Energy and TEP's 2003 Form 10-K and with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the three months ended March 31, 2004 and 2003. Management's Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

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

         TEP is the principal operating subsidiary of UniSource Energy and, at March 31, 2004, represented approximately 85% of its assets. The seasonal nature of TEP's business causes operating results to vary significantly from quarter to quarter. UniSource Energy's results for the three months ended March 31, 2004 include a full quarter of operations of UES. Due to sales of both winter-peaking gas and summer-peaking electricity, UES' consolidated operating results are expected to be less seasonal than TEP's. Although representing approximately 7% of UniSource Energy's total assets, results from Millennium's unregulated businesses had a significant impact on earnings reported by UniSource Energy for the three months ended March 31, 2004 and 2003. UED's unregulated business segment, which was established in February 2001, had a significant impact on consolidated net income and cash flows in the fourth quarter of 2003 since the financial closing of Springerville Unit 3 occurred on October 21, 2003. UED did not have a significant impact on net income or cash flow in the first quarter of 2003 or 2004, nor is it expected to in future periods.


   OUTLOOK AND STRATEGIES

         AGREEMENT AND PLAN OF MERGER

         On November 21, 2003, UniSource Energy and Saguaro Acquisition Corp., a Delaware corporation, entered into an acquisition agreement providing for the acquisition of all of the common stock of UniSource Energy for $25.25 per share by an affiliate of Saguaro Utility Group L.P., an Arizona limited partnership (Saguaro Utility), whose general partner is Sage Mountain, L.L.C. and whose limited partners include investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P., J.P. Morgan Partners, LLC and Wachovia Capital Partners. Frederick B. Rentschler is the managing member of Sage Mountain L.L.C., an Arizona limited liability company.

         Pursuant to the terms of the acquisition agreement, Saguaro Acquisition Corp., a wholly-owned and indirect subsidiary of Saguaro Utility, will merge with and into UniSource Energy. UniSource Energy will be the surviving corporation, but will become an indirect wholly-owned subsidiary of Saguaro Utility. Trading in our stock on the New York Stock Exchange and the Pacific Exchange will cease immediately as of the effective time of the acquisition. After that time, the surviving corporation will delist our shares from the New York Stock Exchange and the Pacific Exchange and de-register our shares under the Securities Exchange Act of 1934, as amended. UniSource Energy's and TEP's headquarters will remain in Tucson, and we expect that UniSource Energy's and TEP's senior management team will remain generally the same.

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

         On March 25, 2004, an affiliate of Saguaro Utility entered into a $410 million credit agreement in connection with a commitment obtained by Saguaro Utility from lenders in November 2003. The credit agreement will be funded upon closing of the acquisition of UniSource Energy. It includes a $50 million revolving credit facility for general corporate purposes and a $360 million term loan to be used to fund a portion of the acquisition. The lenders' obligations to make such loans are subject to various closing conditions customary for credit facilities to be used in an acquisition of this type.

          UniSource Energy's shareholders approved the acquisition agreement at a special meeting on March 29, 2004. The acquisition still requires approval by the Arizona Corporation Commission (ACC), the Securities and Exchange Commission
(SEC) under the Public Utility Holding Company Act and the Federal Regulatory Commission (FERC) under the Federal Power Act, and the satisfaction of other conditions set forth in the acquisition agreement. UniSource Energy filed an application with the ACC for approval of the acquisition on December 29, 2003. The waiting period under the Hart-Scott-Rodino Antitrust Improvement Act was terminated on March 19, 2004. Saguaro Utility filed an application with the SEC for approval of the acquisition on March 30, 2004. On April 7, 2004, UniSource Energy and Saguaro Utility filed a joint application with FERC under the Federal Power Act for approval of the acquisition.

         On April 30, 2004, the staff of the ACC and other intervenors in the ACC proceeding filed testimony relating to the proposed acquisition. In its testimony, the staff of the ACC concluded that the lack of substantial commitments by UniSource Energy and Saguaro Utility in a number of areas and the financial risks created by a lack of financial protection of our utilities call for disapproval of the acquisition as proposed. However, the staff testimony suggested a number of conditions that, if agreed to, would, in their view, significantly mitigate the risks associated with the acquisition. These conditions address: financial protection of the utility businesses; service quality and reliability; affiliate transactions; corporate governance; regulatory oversight; and community presence. The Residential Utility Consumer Office also filed testimony opposing the acquisition, expressing similar concerns to those contained in the staff's testimony. UniSource Energy's rebuttal testimony is due May 25, 2004 and a public hearing of the application before an administrative law judge is scheduled for June 21, 2004.

   Subject to the receipt of the required regulatory approvals and the satisfaction of the other closing conditions contained in the acquisition agreement, we expect to close the transaction in the second half of 2004.

         OPERATING PLANS AND STRATEGIES

         Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors. Our plans and strategies include the following:

o Obtain all necessary regulatory approvals and satisfy all of the other closing conditions contained in the acquisition agreement so that the acquisition of UniSource Energy by an affiliate of Saguaro Utility can occur in a timely manner.

o Integrate UES' businesses with UniSource Energy's other businesses to achieve the strategic and financial objectives of the acquisition.

o Oversee the construction of Springerville Unit 3 and continue to enhance the value of existing assets by working with Salt River Project to facilitate the development of Springerville Unit 4.

o Enhance the value of TEP's transmission system while continuing to provide reliable access to generation for TEP's retail customers and market access for all generating assets. This will include focusing on completing the Tucson - Nogales transmission line, which could eventually be connected to Mexico's utility system and improve reliability for customers of UNS Electric.

o Continue to manage our existing Millennium investments to maximize their value.

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


                          UNISOURCE ENERGY CONSOLIDATED


RESULTS OF OPERATIONS
---------------------

                 Three Months Ended March 31, 2004 Compared with
                     the Three Months Ended March 31, 2003

         UniSource Energy recorded net income of $7 million, or $0.19 per average share of Common Stock, in the first quarter of 2004 compared with net income of $53 million, or $1.58 per average share of Common Stock last year. Results in the first quarter of 2003 include an after-tax gain of $67 million, or $2.00 per average share of Common Stock, for the Cumulative Effect of Accounting Change from the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143). The net loss before the Cumulative Effect of Accounting Change was $14 million, or $0.42 per average share of Common Stock. The following factors contributed to the change in net income:

o A $49 million increase in utility gross margin (the sum of electric retail revenues, electric wholesale revenues and gas revenues, less fuel expense and purchased energy expense) resulting from:

         - $49 million of gas revenues and $31 million of electric revenues at UES;

         - a $13 million increase in retail revenues at TEP resulting from a 2% increase in the retail customer base, colder-than-usual weather during the months of January and February, and warmer-than-usual temperatures during the month of March;

         - a $9 million decline in purchased power expense at TEP, resulting from fewer planned and unplanned outages at TEP's generating facilities during the first quarter of 2004, reducing the need to purchase replacement power to meet retail demand; partially offset by:

         -        $53 million of purchased energy expense at UES.

o An $11 million increase in other operations and maintenance expense (O&M) due to $11 million of O&M at UES.

o A $3 million increase in total interest expense due to $3 million of long-term debt interest expense at UES.

o Income of $3 million (net of tax) related to Haddington Energy Partners II, LP, (Haddington) one of Millennium's equity method investments.

o        Expenses of $2 million related to the proposed acquisition of UniSource
         Energy.

CONTRIBUTION BY BUSINESS SEGMENT

         The table below shows the contributions to our consolidated after-tax earnings by our four business segments, as well as parent company expenses.

                                                                         Three Months Ended
                                                                              March 31,
                                                                         2004           2003
        -----------------------------------------------------------------------------------------
        Business Segment                                               - Millions of Dollars -
           TEP (1)                                                       $ 1           $ 60
           UES                                                             5              -
           Millennium                                                      2             (5)
           UED                                                             -              -
           UniSource Energy Standalone (2)                                (1)            (2)
        -----------------------------------------------------------------------------------------
                Consolidated Net Income                                  $ 7           $ 53
        =========================================================================================

         (1) TEP results in the first quarter of 2003 include an after-tax gain of $67 million for the Cumulative Effect of Accounting Change from the adoption of FAS 143.

         (2) Primarily represents interest expense (net of tax) on the note payable from UniSource Energy to TEP.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   UNISOURCE ENERGY CONSOLIDATED CASH FLOWS

                  Three Months Ended March 31,                 2004                      2003
             -------------------------------------------------------------------------------------------
                                                                   - Millions of Dollars -
             Cash Provided by (Used in):
                  Operating Activities                         $ 42                       $ 10
                  Investing Activities                          (28)                       (34)
                  Financing Activities                          (54)                       (43)
             -------------------------------------------------------------------------------------------
             Net Decrease in Cash                               $(40)                     $(67)
             ===========================================================================================

         UniSource Energy's consolidated cash flows are provided primarily from retail and wholesale energy sales at TEP and UES, net of the related payments for fuel and purchased power. Typically, cash from operations is lowest in the first quarter and highest in the third quarter due to TEP's summer peaking load.

We use our available cash primarily to:

o        finance capital expenditures at TEP and UES;
o        make investments in our technology affiliates;
o        pay dividends to shareholders; and
o reduce leverage at TEP by repaying high coupon debt and investing in lease debt.

         The primary source of liquidity for UniSource Energy, the parent company, is dividends it receives from its subsidiaries, primarily TEP, from their cash flow from operations. See Tucson Electric Power Company, Liquidity and Capital Resources, Dividends, below.

         Accrued interest on UniSource Energy's promissory note to TEP of approximately $20 million is payable every two years; the last payment of $20 million was made to TEP in December 2003. Under our tax allocation procedures our subsidiaries make income tax payments to UniSource Energy, which makes payments on behalf of the consolidated group.

         As of May 4, 2004, cash and cash equivalents available to UniSource Energy was approximately $90 million.

         As part of our ACC Holding Company Order, we must invest at least 30% of any proceeds of UniSource Energy equity issuances in TEP until TEP's equity reaches 37.5% of total capital (excluding capital leases).


         Operating Activities

         In the first quarter of 2004, net cash flows from operating activities increased by $32 million compared with the same period in 2003. The following factors contributed to the increase:

o a $54 million increase in cash receipts from retail and wholesale energy customers, net of fuel and purchased energy costs, due to energy sales at UES and increased retail electric sales at TEP; partially offset by:

         o an $11 million increase in income taxes and other taxes paid due to taxes paid at UES and a larger final tax payment related to prior year consolidated income tax returns;

         o a $7 million increase in O&M due to $6 million of O&M at UES and acquisition-related costs;

         o a $5 million increase in wages paid due primarily to $4 million of wages paid at UES and incentive compensation payments to management pursuant to their employment arrangements triggered by the shareholder approval of the proposed acquisition of UniSource Energy; and

         o      $5 million of cash interest paid at UES.

         Investing Activities

         Net cash used for investing activities was $6 million lower in the first quarter of 2004 compared with the same period in 2003, due primarily to a $14 million decline in capital expenditures at TEP partially offset by $8 million of capital expenditures at UES. The lower capital expenditures at TEP are primarily the result of the timing of expected projects.

         Financing Activities

         Net cash used for financing activities was $12 million higher in the first quarter of 2004 compared with the same period in 2003. The following factors contributed to the increase:

o TEP paid $9 million in debt issue costs related to the refinancing of its Credit Agreement; and

o a $6 million increase in scheduled payments for TEP's capital lease obligations; partially offset by:

o an increase in other cash inflows of $4 million related to cash received from stock option exercises and new TEP and UES customer deposits.

         Our consolidated cash and cash equivalents decreased to $61 million at March 31, 2004, from $101 million at December 31, 2003. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

         In the event that we experience lower cash from operations in 2004, we may adjust our discretionary uses of cash accordingly. We believe, however, that we will continue to have sufficient cash flow to cover our capital needs, as well as required debt payments and dividends to shareholders.


   GUARANTEES AND INDEMNITIES

         In the normal course of business, UniSource Energy and certain subsidiaries, including TEP, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We entered into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are UES' guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens' Arizona gas and electric system assets, UniSource Energy's guarantee of approximately $22 million in natural gas and supply payments and building lease payments for UNS Gas and UES, and Millennium's guarantee of approximately $3 million in commodity-related payments for MEG at March 31, 2004. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

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


   CONTRACTUAL OBLIGATIONS

         There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2003 Annual Report on Form 10-K.


   DIVIDENDS ON COMMON STOCK

         The following table shows the declared dividends to UniSource Energy shareholders for 2004.

----------------------------------------------------------------------------------------------------------------------------
                                                                                               Dividend Amount
     Declaration Date             Record Date                Payable Date                 Per Share of Common Stock
----------------------------------------------------------------------------------------------------------------------------
February 6, 2004            February 17, 2004         March 10, 2004                                $0.16
----------------------------------------------------------------------------------------------------------------------------
May 7, 2004                 May 18, 2004              June 10, 2004                                 $0.16
----------------------------------------------------------------------------------------------------------------------------

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


   INCOME TAX POSITION

         At March 31, 2004, UniSource Energy and TEP had, for federal and state income tax filing purposes, the following carryforward amounts:

                                                  UniSource Energy                                TEP
                                               Amount              Expiring             Amount              Expiring
                                        -Millions of Dollars-        Year        -Millions of Dollars-        Year
   ---------------------------------------------------------------------------------------------------------------------
   Net Operating Losses                         $ 83              2006-2023              $ 59              2006-2009
   Investment Tax Credit                           9              2004-2023                 9              2004-2023
   AMT Credit                                     83                  -                    80                  -
   ---------------------------------------------------------------------------------------------------------------------

         Of the $83 million in NOL carryforwards at UniSource Energy, $18 million is subject to limitation due to a reorganization of certain Millennium entities in December 2002. The future use of these losses is dependant upon the generation of sufficient future taxable income at the separate company level. See Critical Accounting Policies, Deferred Tax Valuation - TEP and Millennium, below.


                          TUCSON ELECTRIC POWER COMPANY


RESULTS OF OPERATIONS
---------------------

         The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy. The following discussion relates to TEP's utility operations, unless otherwise noted.

         TEP kWh Sales and Revenues

         Customer growth, weather and other consumption factors affect retail sales of electricity. Electric wholesale revenues are affected by market prices in the wholesale energy market, availability of TEP generating resources, the price of fuel, and the level of wholesale forward contract activity.

         TEP kWh sales delivered and corresponding revenues for the quarter ended March 31, 2004 compared with the quarter ended March 31, 2003 are detailed below.

                                                                Sales                               Operating Revenue
       ----------------------------------------------------------------------------------------------------------------------------
                                                                             Percent                                Percent Change
       Three Months Ended March 31,                   2004         2003      Change          2004          2003
       ----------------------------------------------------------------------------------------------------------------------------
                                                        - Millions of kWh -                     - Millions of Dollars -
       Electric Retail Sales:
           Residential                                 718          646       11%           $  60          $  55          9%
           Commercial                                  358          328        9%              36             34          6%
           Industrial                                  489          470        4%              34             32          6%
           Mining                                      192          152       26%               9              6         50%
           Public Authorities                           50           52       (4%)              4              4          -
       ----------------------------------------------------------------------------------------------------------------------------
       Total Electric Retail Sales                   1,807        1,648       10%             143            131          9%
       ----------------------------------------------------------------------------------------------------------------------------
       Electric Wholesale Sales Delivered:
           Long-term Contracts                         346          329        5%              15             14          7%
           Other Sales                                 543          610      (11%)             25             25          -
           Transmission                                  -            -                         2              1        100%
       ----------------------------------------------------------------------------------------------------------------------------
       Total Electric Wholesale Sales                  889          939       (5%)             42             40          5%
       ----------------------------------------------------------------------------------------------------------------------------
                Total                                2,696        2,587        4%            $185           $171          8%
       ============================================================================================================================

         TEP's retail customer base increased by 2% to 369,644, while kWh sales to retail customers increased by 10% in the first quarter of 2004 compared with the same period last year. Kilowatt-hour sales to residential customers were up 11% and kWh sales to commercial customers were up 9%, resulting from customer growth, cold weather during January and February, and unseasonably warm weather in March compared with the same period last year. Heating degree days were up 28% in the first quarter of 2004 compared to last year. In March 2004, the high temperature exceeded 80 degrees during 20 days, compared with nine days last year. Copper prices were 63% higher in the first three months of 2004 compared with the same period in 2003, leading to increased mining activity and a 26% increase in kWh sales to TEP's mining customers. Revenues from TEP's mining customers increased $3 million in the first quarter of 2004, benefiting from increased demand and higher copper prices. The price of energy provided to TEP's mining customers is indexed with the market price of copper. Total revenue from sales to retail customers increased by 9% in 2003, reflecting higher kWh demand.

         Wholesale kWh sales were down 5% compared with the first quarter of 2003. The availability of TEP's excess coal-fired generation was limited by higher retail energy demand compared with the first quarter of 2003. In addition, the increase in the regional supply of gas-generated energy allowed TEP to decrease the use of less efficient gas generating units. Despite lower wholesale kWh sales, wholesale revenues increased by $2 million, or 5%, due to $1 million of net unrealized gains on forward sales contracts and a $2 million reserve recorded in the first quarter of 2003 for doubtful accounts related to wholesale sales made to the California Independent System Operator (CISO) and the California Power Exchange (CPX) in 2001 and 2000. See Critical Accounting Policies, TEP - Payment Defaults and Allowances for Doubtful Accounts, below.

         Fuel and Purchased Power Expenses

         Fuel expense at TEP's generating plants increased by $1 million, or 2%, in the first quarter of 2004, compared with the same period in 2003, due to the higher availability and use of TEP's coal-fired generating facilities. Many of TEP's coal-fired generating facilities underwent major planned outages, as well as unplanned outages, in the first quarter of 2003, limiting their availability. Generation from TEP's low-cost coal facilities was up 441,000 MWh, or 19%, in the first quarter of 2004, while generation from TEP's more costly gas-fired facilities was down 92,000 MWh, or 88%, in the same period. The average cost of fuel per kWh generated for the first quarter of 2004 was 1.71 cents, compared with 1.92 cents for the first quarter of 2003. See Item 3. - Quantitative and Qualitative Disclosures About Market Risk, below.

         TEP's Purchased Power expense decreased $9 million, or 60%, in the first quarter of 2004, compared with the same period in 2003. The higher availability of TEP's coal-fired generating facilities reduced the need to purchase replacement power compared to a year ago. TEP purchased 56% less energy, or 209,000 MWh, in the first three months of 2004 compared with the same period last year.

         Other Operating Expenses

         Other Operations and Maintenance expense increased by $3 million, or 6%, in the first quarter of 2004, compared with the same period in 2003, due to higher incentive compensation and acquisition-related costs allocated to TEP.

         Amortization of the Transition Recovery Asset (TRA) increased $5 million in the first quarter of 2004 compared with the same period in 2003. Amortization of the TRA is the result of the 1999 Settlement Agreement (TEP Settlement Agreement) with the ACC, which changed the accounting method for TEP's generation operations. This item reflects the recovery, through 2008, of transition recovery assets which were previously regulatory assets of the generation business. The amount of amortization is a function of the TRA balance and total kWh consumption by TEP's distribution customers. TEP expects TRA amortization to be $45 million in 2004, $56 million in 2005, $67 million in 2006, $73 million in 2007 and $38 million in 2008.

         Other Income (Deductions)

         TEP's income statement includes inter-company interest income of $2 million for the first quarter of 2004 compared with $3 million for the same period in 2003. This represents Interest Income on the promissory note TEP received from UniSource Energy in exchange for the transfer to UniSource Energy of its stock in Millennium in 1998. On UniSource Energy's income statement, this Interest Income, as well as UniSource Energy's related interest expense, is eliminated as an inter-company transaction.

         Interest Expense

         Total interest expense did not change in the first quarter of 2004 compared with the same period in 2003. Unamortized fees of $2 million that were expensed as a result of the refinancing of TEP's Credit Agreement in March 2004 were partially offset by a $1 million decrease in capital lease interest expense. Interest on capital leases was lower in the first quarter of 2004 due to scheduled repayments of capital lease obligations. See Liquidity and Capital Resources, TEP Cash Flows, Investing Activities, TEP Credit Agreement, below.

         Income Tax Expense

         Income tax expense, before Cumulative Effect of Accounting Change, increased $6 million in the first quarter of 2004 compared with the same period in 2003, due to higher pre-tax income.

         Cumulative Effect of Accounting Change

         TEP adopted FAS 143 on January 1, 2003 and recorded a one-time $67 million after-tax gain. Upon adoption of FAS 143, TEP recorded an asset retirement obligation of $38 million at its net present value of $1 million; increased depreciable assets by $0.1 million for asset retirement costs, reversed $113 million of costs previously accrued for final removal from accumulated depreciation, and reversed previously recorded deferred tax assets of $44 million. The adoption of FAS 143 resulted in a reduction to depreciation expense charged throughout the year because asset retirement costs are no longer recorded as a component of depreciation expense. For the years 2004 and 2003, this amount is approximately $6 million each year. See Critical Accounting Policies - Accounting for Asset Retirement Obligations, below.


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------


   COMPETITION

         The electric utility industry has undergone significant regulatory change in the last few years designed to encourage competition in the sale of electricity and related services. However, the experience in California with deregulation during 2000 and 2001 has caused many states, including Arizona, to re-examine the viability of retail electric deregulation.

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


   RATES

         TEP is required to file by June 1, 2004 a general rate case, including an updated cost of service study. Under the terms of the TEP Settlement Agreement, no rate case filed by TEP through 2008, including the June 2004 general filing, may result in a net rate increase. The ACC order approving the Citizens acquisition also requires that TEP submit as part of its June 2004 general rate case filing, a feasibility study and consolidation plan, or in the alternative, a plan for coordination of operations of UNS Electric's operations in Santa Cruz County with those of TEP.


   WESTERN ENERGY MARKETS

         As a participant in the western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions and market participants. TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy at market-based rates in the wholesale market.

         The generating capacity in Arizona is expected to be 24,000 MW by the end of 2004, which represents an increase of 53% as compared with the capacity available at the end of 2000. A majority of this growth is the result of 15 new or upgraded gas-fired generating units with a combined capacity of approximately 8,200 MW. In addition, the presence of fewer creditworthy counterparties, as well as legal, political and regulatory uncertainties, has reduced market liquidity and trading volume.

         Market Prices

         The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index decreased in the first quarter of 2004 compared with 2003, as did the average prices for natural gas based on Permian Index. Beginning in January 2004, all natural gas used by TEP plants originated from the Permian Gas Basin. In previous years, most of TEP's gas supply was priced according to the San Juan Basin Index.

         Average Market Price for Around-the-Clock Energy                         $/MWh
         --------------------------------------------------------------------------------
                  Quarter ended March 31, 2004                                     $40
                  Quarter ended March 31, 2003                                      45


         Average Market Price for Natural Gas                                   $/MMBtu
         --------------------------------------------------------------------------------
                  Quarter ended March 31, 2004                                   $5.02
                  Quarter ended March 31, 2003                                    5.76

         Natural gas prices remained high throughout 2003 and into 2004 with continued demand, storage and production concerns. These high gas and subsequent power prices are currently expected to continue for at least the near-term period. Starting in May 2004, the average forward around-the-clock market price at Palo Verde for the balance of the year 2004 is estimated at approximately $49 per MWh, based on forward market broker quotes as of April 22, 2004. As a result, we expect TEP's fuel and purchased power expense to be higher in 2004 than in 2003, depending on the actual volumes purchased. We cannot predict whether these higher prices will continue, or whether changes in various factors that influence demand and supply will cause prices to fall again during the remainder of 2004.

         We expect the market price and demand for capacity and energy to continue to be influenced by the following factors during the next few years:

o        weather;
o        continued population growth in the western U.S.;
o        economic conditions in the western U.S.;
o        availability of generating capacity throughout the western U.S.;
o the extent of electric utility industry restructuring in Arizona, California and other western states;
o        the effect of FERC regulation of wholesale energy markets;
o        the availability and price of natural gas;
o        availability of hydropower;
o        transmission constraints; and
o        environmental restrictions and the cost of compliance.


         Payment Defaults and Allowances for Doubtful Accounts

         See Critical Accounting Policies, TEP - Payment Defaults and Allowances for Doubtful Accounts, below.


   GENERATING RESOURCES

         Water Supply

         Drought conditions in the Four Corners region, combined with water usage in upper New Mexico, have resulted in decreasing water levels in the lake that indirectly supplies water to the San Juan and Four Corners generating stations. These drought conditions may affect the water supply of the plants in 2005, as well as in later years, if adequate moisture is not received in the watershed that supplies the area. TEP has a 50% ownership interest in each of San Juan Units 1 and 2 (322 MW capacity) and a 7% ownership interest in each of Four Corners Units 4 and 5 (110 MW capacity).

         The Operating Agents for the plants have negotiated supplemental water contracts with the U.S. Bureau of Reclamation and the Jicarilla Apache Nation for 2004 to assist the plants in meeting its water requirements in the event of a water shortage. Additionally, negotiations are underway for supplemental contracts for later years. TEP does not believe that its operations will be materially affected by this drought. However, TEP cannot predict the ultimate outcome of the drought, or whether it will adversely affect the amount of power available from the San Juan and Four Corners generating stations.


LIQUIDITY AND CAPITAL RESOURCES

   TEP CASH FLOWS

      Three months ended March 31,                                         2003         2002
      ------------------------------------------------------------------------------------------
                                                                       -Millions of Dollars-
      Cash from Operations                                                 $ 34         $ 22
         Capital Expenditures                                               (23)         (37)
         Debt Maturities                                                     (1)          (1)
         Retirement of Capital Lease Obligations                            (44)         (37)
      ------------------------------------------------------------------------------------------
      Net Cash Flows Available after Required Payments                     $(34)        $(53)
      ==========================================================================================

         Cash from operations typically is the lowest in the first quarter and highest in the third quarter due to TEP's summer peaking load. TEP's capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt and capital lease obligations.

         During 2004, TEP expects to generate sufficient internal cash flows to fund its operating activities, construction expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, TEP's cash flows may vary due to changes in energy prices, natural gas prices, availability of coal-fired generation, changes in short-term interest rates, and other factors. TEP currently has $60 million available under its Revolving Credit Facility which it may borrow if cash flows fall short of expectations or if monthly cash requirements temporarily exceed available cash balances.

         Operating Activities

         In the first quarter of 2004, net cash flows from operating activities increased by $13 million compared with the same period in 2003. The following factors contributed to the increase:

o an $18 million increase in cash receipts from retail and wholesale electric customers, net of fuel and purchased energy costs, due primarily to higher retail energy demand and lower purchased power costs; and

o a $2 million decrease in capital lease interest paid due to lower capital lease obligations outstanding; partially offset by:

         o a $4 million increase in O&M costs due to costs related to the acquisition of UniSource Energy;

         o a $2 million increase in income taxes and other taxes paid due primarily to a TEP payment of income taxes to UniSource Energy pursuant to inter-company tax allocation procedures; and

         o a $1 million increase in wages paid due to higher incentive compensation.

         Investing Activities

         Net cash used for investing activities was $10 million lower in the first quarter of 2004 compared with the same period in 2003, due primarily to a $14 million decline in capital expenditures, partially offset by $4 million invested in Springerville Lease Debt. Lower capital expenditures at TEP are primarily the result of the timing of expected projects. We expect TEP's capital expenditures to be approximately $106 million in 2004.

         TEP is currently seeking approvals for the construction of a 62-mile, 345-kV transmission line from Tucson to Nogales, Arizona. The construction costs are expected to be approximately $75 million. Through March 31, 2004, approximately $9 million in engineering and environmental expenses have been capitalized related to this project. If the transmission line does not proceed, these costs will be immediately expensed.

         Financing Activities

         Net cash used for financing activities was $12 million higher in the first quarter of 2004 compared with the same period in 2003. The following factors contributed to the increase:

o $9 million paid in debt issue costs related to the refinancing of its Credit Agreement; and

o a $6 million increase in scheduled payments for capital lease obligations; partially offset by:

o an increase in other cash inflows of $3 million related to interest received on the inter-company note to UniSource Energy and new customer deposits.

         TEP Credit Agreement
         --------------------

         On March 25, 2004, TEP entered into a new $401 million credit agreement. The agreement replaces the credit facilities provided under TEP's $401 million credit agreement that would have expired in 2006. The new credit agreement includes a $60 million revolving credit facility for general corporate purposes and a $341 million letter of credit facility, to support $329 million aggregate principal amount of tax-exempt variable rate bonds. The credit agreement has a five-year term, expiring June 30, 2009, and is secured by $401 million in aggregate principal amount of Second Mortgage Bonds issued under TEP's General Second Mortgage Indenture.

         The credit agreement contains a number of restrictive covenants, including restrictions on additional indebtedness, liens, sale of assets and sale-leasebacks. The credit agreement also contains several financial covenants including: (a) minimum consolidated tangible net worth, (b) a minimum cash coverage ratio, and (c) a maximum leverage ratio. Under the terms of the credit agreement, TEP may pay dividends so long as it maintains compliance with the credit agreement. The previous credit agreement had provided that dividends could not exceed 65% of TEP's net income. The elimination of such covenant is expected to satisfy, in part, one of the closing conditions contained in the acquisition agreement that UniSource Energy entered into with Saguaro Acquisition Corp., by permitting TEP to dividend all of its net income to its shareholders. The credit agreement also provides that under certain circumstances, certain regulatory actions could result in a required reduction of the commitments.

         The letter of credit fee of 2.35% on the new facility is significantly lower than the previous credit agreement's weighted average letter of credit fee of approximately 5%. The agreement also provides for letter of credit fronting fees of 0.25%, which will reduce to 0.125% upon the closing of Saguaro's acquisition of UniSource Energy; the previous agreement's fronting fee was 0.25%. Unreimbursed drawings on a letter of credit bear a variable rate of interest based on LIBOR plus 2.25% per annum. Interest savings in 2004 will be partially offset by the March 2004 write-off of $2 million of fees associated with the prior facility that were capitalized and being amortized through 2006 and the amortization of $9 million of fees associated with the entry of the new facility.

         If TEP borrows under the revolving credit facility, the borrowing costs would be at a variable interest rate consisting of a spread over LIBOR or an alternate base rate. The spread is based upon a pricing grid tied to TEP's leverage. The per annum rate currently in effect on borrowings under TEP's revolving credit facility, based on its leverage, is LIBOR plus 2.25%. If TEP's leverage were to change, the spread over LIBOR could range from 1.50% to 2.25%. Also, TEP pays a commitment fee of 0.50% on the unused portion of the revolving credit facility.

         In January 2004, TEP borrowed $20 million under its revolving credit facility and repaid it within 30 days. At March 31, 2004, there were no outstanding borrowings under the revolving credit facility.

   CONTRACTUAL OBLIGATIONS

         There have been no significant changes in TEP's contractual obligations or other commercial commitments from those reported in our 2003 Annual Report on Form 10-K.


   DIVIDENDS ON COMMON STOCK

         TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of March 31, 2004, the required minimum net worth was $351 million. TEP's actual net worth at March 31, 2004, was $392 million. As of March 31, 2004, TEP was in compliance with the terms of the Credit Agreement.

         The Citizens Settlement Agreement, as approved by the ACC, states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's common equity equals 40% of total capitalization (excluding capital lease obligations). As of March 31, 2004, TEP's common equity equaled 26% of total capitalization (excluding capital lease obligations).

         In addition to these limitations, the Federal Power Act states that dividends shall not be paid out of funds properly included in the capital account. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings.


                            UNISOURCE ENERGY SERVICES


RESULTS OF OPERATIONS
---------------------

         UES' net income for the first three months of 2004 was $5 million. Similar to TEP's operations, we expect UNS Electric's operations to be seasonal in nature, with peak energy demand occurring in the summer months. We also expect operations at UNS Gas to vary with the seasons, with peak energy usage occurring in the winter months.

         UNS Electric

         In the first three months of 2004, UNS Electric's customer base grew by 1%, reaching 82,409 retail customers. The table below shows UNS Electric's kWh sales and revenues for the three months ended March 31, 2004.

                                                                              Sales                 Operating Revenue
----------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                   2004                              2004
----------------------------------------------------------------------------------------------------------------------
Electric Retail Sales:                                                    -Millions of kWh-     -Millions of Dollars-
  Residential                                                                   153                               $16
  Commercial                                                                    120                                12
  Industrial                                                                     43                                 3
  Other                                                                           1                                 -
----------------------------------------------------------------------------------------------------------------------
Total Electric Retail Sales                                                     317                               $31
======================================================================================================================

         UNS Electric's utility gross margin (electric revenues less purchased energy expense) was $10 million in the first three months of 2004. Purchased energy expense was $21 million in the first three months of 2004. UNS Electric purchases all of its energy requirements under a fixed price contract with PWCC, thus purchased energy expense is a function of kWh sales volumes. Other O&M expenses were $5 million for the period. UNS Electric's contribution to UES' net income was $1 million for the first quarter of 2004.


         UNS Gas

         In the first three months of 2004, UNS Gas' customer base grew by 2%, reaching 129,624 retail customers. The table below shows UNS Gas' therm sales and revenues for the three months ended March 31, 2004.

                                                                                    Sales                 Operating Revenue
----------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                         2004                              2004
----------------------------------------------------------------------------------------------------------------------------
Retail Therm Sales:                                                  -Millions of therms-             -Millions of Dollars-
  Residential                                                                          31                               $31
  Commercial                                                                           11                                10
  Industrial                                                                            1                                 1
  Public Authority                                                                      3                                 2
----------------------------------------------------------------------------------------------------------------------------
Total Retail Therm Sales                                                               46                                44
Transport                                                                               -                                 1
Negotiated Sales Program (NSP)                                                          6                                 4
----------------------------------------------------------------------------------------------------------------------------
Total Therm Sales                                                                      52                               $49
============================================================================================================================

         UNS Gas' utility gross margin (gas revenues less purchased energy expense) was $16 million in the first three months of 2004. Purchased energy expense was $32 million in the first three months of 2004. UNS Gas purchases all of its gas requirements under a supply and management agreement with BP Energy Company, thus purchased energy expense is a function of therm sales volumes and the price of natural gas. Other O&M expenses were $6 million for the period. UNS Gas' contribution to UES' net income was $4 million for the first quarter of 2004. See Factors Affecting Results of Operations, Rates and Regulations, Purchased Gas Adjustor, below.


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

   RATES AND REGULATION

         Purchased Gas Adjuster

         UNS Gas' retail rates include a Purchased Gas Adjuster (PGA) mechanism intended to address the volatility of natural gas prices and allows UNS Gas to recover its costs through a price adjuster. The PGA charge may be changed monthly based on an ACC approved mechanism that compares the twelve-month rolling average gas cost to the base cost of gas, subject to limitations on how much the price per therm may change in a twelve month period. The difference between the actual cost of UNS Gas' gas supplies and transportation contracts and that currently allowed by the ACC are deferred and recovered or repaid through the PGA mechanism. When under or over recovery trigger points are met, UNS Gas may request a PGA surcharge or surcredit with the goal of collecting or returning the amount deferred from or to customers over a twelve month period.

          In September 2003, the ACC approved a PGA surcharge of $0.1155 per therm that took effect October 1, 2003. On March 23, 2004, the ACC approved the termination of the surcharge effective October 31, 2004. The PGA balance yet to be collected, as filed with the ACC, was approximately $ 4 million on March 31, 2004. The PGA balance recorded on our financial statements, which includes an accrual for unbilled revenue, was approximately $0.2 million at March 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         UES' capital requirements consist primarily of capital expenditures. UES' forecast for capital expenditures for the year ending December 31, 2004 is approximately $37 million. UES expects to generate sufficient internal cash flows to fund its operating activities and construction expenditures during 2004. UES intends to obtain, or have made available to them through UniSource Energy, a revolving credit facility to use for working capital purposes. This facility is expected to be in place within the next five months.

         Private Placement Notes

         On August 11, 2003, UNS Gas and UNS Electric issued a total of $160 million of aggregate principal amount of senior unsecured notes in a private placement.

         The note purchase agreements for both UNS Gas and UNS Electric contain certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth. Consolidated Net Worth, as defined by the note purchase agreements for both UNS Gas and UNS Electric, is approximately equal to the balance sheet line item, Common Stock Equity. The table below outlines the actual and required minimum net worth levels of UES, UNS Gas, and UNS Electric at March 31, 2004.

                        Required           Actual
     Company            Net Worth        Net Worth
-------------------------------------------------------
                          -Millions of Dollars-
UES                       $50               $95
UNS Gas                    43                57
UNS Electric               26                37
-------------------------------------------------------


   CONTRACTUAL OBLIGATIONS

         There have been no significant changes in UES' contractual obligations or other commercial commitments from those reported in our 2003 Annual Report on Form 10-K.


   DIVIDENDS ON COMMON STOCK

         The Citizens Settlement Agreement, as approved by the ACC, limits dividends payable by UNS Gas and UNS Electric to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. At March 31, 2004, the ratio of common equity to total capitalization for UNS Gas was 37% and for UNS Electric was 38%.

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


                        MILLENNIUM ENERGY HOLDINGS, INC.


RESULTS OF OPERATIONS
---------------------

         Through affiliates, Millennium holds investments in unregulated energy and emerging technology companies. At March 31, 2004, Millennium's assets represented 7% of UniSource Energy's total assets. Millennium accounts for its investments under the consolidation method and the equity method. In some cases, Millennium is an investment's sole provider of funding. When this is the case, Millennium recognizes 100% of an investment's losses, because as sole provider of funds it bears all of the financial risk. To the extent an investment becomes profitable and Millennium has recognized losses in excess of its percentage ownership, Millennium will recognize 100% of an investment's net income until Millennium's recognized losses equal its ownership percentage of losses.

         Millennium's consolidated net income was $2 million for the three months ended March 31, 2004 compared with a net loss of $5 million for the three months ended March 31, 2003. The $7 million increase is primarily due to:

o income of $3 million, after tax, related to Millennium's investment in Haddington;

o $1 million of after tax income related to certain revenues at MicroSat, which Millennium recorded in the first quarter of 2004. MicroSat develops small-scale satellites under a U.S. government contract and had deferred $2 million, before tax, of revenues earned under the contract. In February 2004, pursuant to a settlement agreement, the contract was terminated and MicroSat granted the government purpose rights to the design data and transferred all hardware assets developed under the contract to the government in exchange for the elimination of further cost-sharing obligations under the contract. These assets will be used under a new contract between MicroSat and the government, and may be used by the government for other satellite development contracts not involving MicroSat. However, MicroSat retains the right to use the design data on other government and commercial contracts. The revenues previously deferred under the original contract have been recognized by MicroSat;

o decreased net losses from development and manufacturing costs of Global Solar's photovoltaic products;

o decreased net losses of less than $1 million each from Other Millennium Investments, including Powertrusion, SES and MEG; and

o decreased net losses due to no longer having investments in ITN and TruePricing.

         The table below provides a breakdown of the net income and losses recorded by Millennium. These results exclude sales and related costs to TEP.

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                         2004         2003
--------------------------------------------------------------------------------------------------------------
                                                                                       -Millions of Dollars-
 Technology  Investments
     Global Solar and IPS
        Research and Development Contract Revenues from Third Parties                  $     0.3    $     0.2
        Other Revenues from Third Parties                                                    0.9          0.1
        Research and Development Contract Expenses and Losses                               (0.9)        (1.4)
        Research and Development - Internal Development Expenses                            (0.3)        (0.4)
        Depreciation and Amortization Expense                                               (0.8)        (0.7)
        Administrative and Other Costs                                                      (1.5)        (2.1)
        Income Tax Benefits                                                                  0.9          1.7
--------------------------------------------------------------------------------------------------------------
     Global Solar and IPS Net Loss                                                          (1.4)        (2.6)
     MicroSat Net Income (Loss)                                                              0.9         (0.3)
     ITN Net Loss                                                                              -         (0.4)
--------------------------------------------------------------------------------------------------------------
 Total Technology Investments Net Loss                                                      (0.5)        (3.3)
     Other Millennium Investments Net Income (Loss)                                          2.6         (1.7)
--------------------------------------------------------------------------------------------------------------
 Total Millennium Net Income (Loss)                                                    $     2.1    $    (5.0)
==============================================================================================================


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Under the acquisition agreement described in Overview of Consolidated Businesses - Agreement and Plan of Merger above, UniSource Energy is limited as to the amount it can invest in Millennium in the future. Consequently, Millennium's ability to provide future funding for the operations of emerging companies could be affected.

         Technology Investments

         During the first quarter of 2004, Millennium made no contributions to Global Solar. However, UniSource Energy provided $2 million to Global Solar under a tax sharing agreement. Millennium has no remaining funding commitments to Global Solar, other than the tax sharing agreement with UniSource Energy.

         During the first quarter of 2004, Millennium funded its remaining debt commitment of $0.5 million to IPS. Dow Corning Enterprises, Inc. (DCEI) made no additional contributions to IPS during the same time period. In April 2004, Millennium and DCEI committed to loan up to an additional $1 million each to IPS, and each funded $0.5 million of the commitment at that time. Millennium's remaining debt commitment to IPS is currently $0.5 million and is contingent on IPS' attainment of certain performance criteria. Pursuant to the terms of the amended promissory notes with IPS, Millennium and DCEI have the right to convert at any time the outstanding debt amounts to equity ownership. DCEI holds warrants to purchase additional preferred shares of IPS that if exercised, could result in Millennium's ownership of IPS being reduced to as low as 59%.

         Millennium made no contributions to MicroSat during the first quarter of 2004 and has no further funding commitments to MicroSat.

         As technology developers, these entities face many challenges, such as developing technologies that can be manufactured on an economic scale, technological obsolescence, competitors and possible reductions in government spending to advance technological research and development activities.

         Other Millennium Investments

         Millennium committed $15 million in capital, excluding fees, to Haddington, a limited partnership which funds energy-related investments. A member of the UniSource Energy Board of Directors has an investment in Haddington and is a managing director of the general partner of the limited partnership. At March 31, 2004, Millennium had funded $9 million of this commitment, none of which was funded during the first quarter of 2004. Millennium expects the balance to be funded over the next three years. In March 2004, Haddington sold one of its investments and recognized the related gain as income. Millennium recorded its share of Haddington's income in the first quarter of 2004. In April 2004, Millennium received a $7 million distribution from Haddington related to this sale.

         Millennium committed $6 million, including fees, to Valley Ventures III, LP (Valley Ventures), a venture capital fund that invests in information technology, microelectronics and biotechnology, primarily within the southwestern U.S. Another member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. As of March 31, 2004, Millennium had funded $2 million of this commitment, $0.6 million of which was funded during the first quarter of 2004. Millennium expects the balance to be funded by the end of 2007.

         Millennium Commitments

         Millennium's funding levels and share ownership in its investments are subject to change in the future. Millennium's outstanding equity commitments are currently limited to $6 million to Haddington and $4 million to Valley Ventures. Millennium's only remaining debt commitment is $0.5 million to IPS. Millennium may commit to provide additional funding to its investments in the future.

         Global Solar had commitments totaling $1 million at March 31, 2004 and December 31, 2003 to incur future expenses relating to government contracts.


   DIVIDENDS ON COMMON STOCK

         Millennium did not pay any dividends to UniSource Energy in 2003 or the first quarter of 2004.


CRITICAL ACCOUNTING POLICIES
----------------------------

         In preparing financial statements under Generally Accepted Accounting Principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. UniSource Energy and TEP consider Critical Accounting Policies to be those that could result in materially different financial statement results if our assumptions regarding application of accounting principles were different. UniSource Energy and TEP describe their Critical Accounting Policies below. Other significant accounting policies and recently issued accounting standards are discussed in the 2003 Annual Report on Form 10-K, Note 1 of Notes to Consolidated Financial Statements - Nature of Operations and Summary of Significant Accounting Policies.


   ACCOUNTING FOR RATE REGULATION

         TEP and UES generally use the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's and UES' retail rates, the ACC may not allow TEP or UES to currently charge their customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP and UES defer these items and show them as regulatory assets on the balance sheet until TEP and UES are allowed to charge their customers. TEP and UES then amortize these items as expense to the income statement as these charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

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


   IMPLICATIONS OF DISCONTINUING APPLICATION OF FAS 71

         TEP

         Upon approval by the ACC of a settlement agreement (TEP Settlement Agreement) in November 1999, TEP discontinued application of FAS 71 for its generation operations. TEP continues to apply FAS 71 to its regulated operations, which include the transmission and distribution portions of its business.

         TEP's regulatory assets, net of regulatory liabilities, totaled $276 million at March 31, 2004. Regulatory assets of

$22 million are not presently included in rate base and consequently are not earning a return on investment.

         TEP regularly assesses whether it can continue to apply FAS 71 to its regulated operations. If TEP stopped applying FAS 71 to these operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at March 31, 2004, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of $167 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

         UES

         UES' regulatory liabilities, net of regulatory assets, totaled $2 million at March 31, 2004. If UES stopped applying FAS 71 to its regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory liability balances, net of regulatory assets, at March 31, 2004, if UES had stopped applying FAS 71 to its regulated operations, it would have recorded an extraordinary after-tax gain of $1 million. UES' cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.


   ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

         TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. TEP also has certain environmental obligations at the San Juan Generating Station. TEP has estimated that its share of these obligations will be approximately $38 million at the date of retirement. As of March 31, 2004 and December 31, 2003, TEP had accrued $1.3 million and $1.2 million for the decommissioning of its generating facilities. This amount is recorded as an accrued asset retirement obligation on the UniSource Energy and TEP balance sheets.

         TEP has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. A final retirement occurs when an entire transmission or distribution line is permanently removed from service. Interim retirements occur as components of the system are replaced. As a result, TEP is not recognizing the costs of final removal of the transmission and distribution lines in the financial statements. As of March 31, 2004 and December 31, 2003, TEP had accrued $62 million and $60 million for the net cost of removal for the interim retirements from its transmission, distribution and general plant. The amount is shown as a regulatory liability.

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


         UES, MILLENNIUM AND UED

         UES has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. UES operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. A final retirement occurs when an entire transmission or distribution line is permanently removed from service. Interim retirements occur as components of the system are replaced. As a result, UES is not recognizing the cost of final removal of the transmission and distribution lines in the financial statements. As of March 31, 2004 and December 31, 2003, UES had accrued $1 million for the net cost of removal for interim retirements from its transmission, distribution and general plant. The amount is shown as a regulatory liability.

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

         TEP's reserve for electric wholesale accounts receivable on its balance sheet was approximately $10 million at both March 31, 2004 and December 31, 2003.


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

         TEP calculates the market-related value of plan assets using the fair value of plan assets on the measurement date. At December 31, 2003 and 2002, TEP assumed its plans' assets would generate a long-term rate of return of 8.75%. In establishing its assumption as to the expected return on plan assets, TEP reviews the plans' asset allocation and develops return assumptions for each asset class based on advice from an investment consultant and the plans' actuary that includes both historical performance analysis and forward looking views of the financial markets. Pension expense increases as the expected rate of return on plan assets decreases. A 25 basis point change in the expected return on plan assets would not have a significant impact on pension expense for 2004.

         TEP recorded a minimum pension liability of approximately $4 million at December 31, 2003, compared with $7 million at December 31, 2002. Improved stock market conditions offset a further reduction in the assumed discount rate.

         Based on the above assumptions, TEP will record pension expense of approximately $8 million and other postretirement benefit expense of $6 million ratably throughout 2004. TEP will make required pension plan contributions of $5 million in 2004. TEP's other postretirement benefit plan is not funded. TEP expects to make benefit payments to retirees under the postretirement benefit plan of approximately $3 million in 2004.

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


   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES

         A derivative financial instrument or other contract derives its value from another investment or designated benchmark. TEP's, UES' and MEG's derivative activities are described fully in UniSource Energy and TEP's 2003 Annual Report on Form 10-K.

         TEP has a natural gas supply agreement under which it purchases all of its gas requirements at spot market prices from Southwest Gas Corporation (SWG). TEP also has agreements to purchase power that are priced using spot market gas prices. These contracts meet the definition of normal purchases and are not required to be marked to market. In the first quarter of 2004, in an effort to minimize price risk on these purchases, TEP entered into commodity price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices. The spot market price in the swap agreements is tied to the same index as the purchases under the SWG and purchased power contracts. These swap agreements, which will expire during the summer months of 2004 through 2006, were entered into with the goal of locking in fixed prices on at least 45% and not more than 80% of TEP's expected summer monthly gas risk prior to entering into the month. The swap agreements are marked to market on a monthly basis; however, since the agreements satisfy the requirements for cash flow hedge accounting, the unrealized gains and losses are recorded in Other Comprehensive Income, a component of Common Stock Equity, rather than being reflected in the income statement.

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

o TEP's net unrealized gains and losses on commodity price swaps are included in Other Comprehensive Income, which is a component of Common Stock Equity; and

o MEG's net unrealized and realized gains and losses on trading activities are components of Other Operating Revenues. Although MEG's realized gains and losses on trading activities are reported net on UniSource Energy's income statement, the related cash receipts and cash payments are reported separately on UniSource Energy's statement of cash flows.

         The net pre-tax unrealized gains and losses from TEP's forward contracts were less than $1 million for each of the three month periods ended March 31, 2004 and 2003. The net pre-tax realized and unrealized gains and losses from MEG's trading activities were also less than $1 million for each of the three month periods ended March 31, 2004 and 2003. The net pre-tax unrealized gains and losses from TEP's commodity swap agreements recorded as cash flow hedges and included in Other Comprehensive Income were just over $1 million as of March 31, 2004. TEP had no material cash flow hedges as of December 31, 2003.

         TEP's commodity swap agreements currently satisfy the requirements for cash flow hedge accounting and are considered to be highly effective in offsetting changes in the fair market value of the gas contracts being hedged. The cash flow hedges are being assessed on an ongoing basis to ensure they continue to qualify for hedge accounting. If the hedges become ineffective in the future, the amounts included in Other Comprehensive Income will be reversed and recorded as unrealized gains and losses in the income statement.

         TEP's derivative assets and liabilities are reported in Other Current Assets and Other Current Liabilities on TEP's balance sheet and in Trading Assets and Trading Liabilities on UniSource Energy's balance sheet. The fair value of TEP's derivative assets was $1 million at March 31, 2004 and the fair value of TEP's derivative liabilities was less than $1 million at December 31, 2003. MEG's trading assets and liabilities are reported in Trading Assets and Trading Liabilities on UniSource Energy's balance sheet. The fair value of MEG's trading assets, including its Emissions Allowance inventory, was $49 million at March 31, 2004 and $22 million at December 31, 2003. The fair value of MEG's trading liabilities was $44 million at March 31, 2004 and $19 million at December 31, 2003.

         Beginning January 1, 2004, the settlement of forward purchase and sales contracts that do not result in physical delivery are recorded net as a component of Electric Wholesale Sales in TEP's income statement. For the three months ended March 31, 2004, $1 million in sales were netted against $1 million in purchases, resulting in a small net gain.

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


   PLANT ASSET DEPRECIABLE LIVES - TEP AND UES

         We calculate depreciation expense based on our estimate of the useful lives of our plant assets. The estimated useful lives, and resulting depreciation rates, used to calculate depreciation expense for the transmission and distribution businesses of both UES and TEP have been approved by the ACC in prior rate decisions. Depreciation rates for transmission and distribution cannot be changed without ACC approval; however, TEP's rates may change in the future as a result of the TEP General Rate Case to be filed in June 2004. We are currently reviewing the estimated useful lives of all our assets due to a variety of factors including the construction of Springerville Unit 3 and the related environmental upgrades being made to Springerville Unit 2, new information received from the operators of the remote generating stations, and information received in connection with an analysis of FAS 143 retirement obligations.

         The estimated remaining useful lives of TEP's generating facilities are based on management's best estimate of the economic life of the units. These estimates are based on engineering estimates, economic analysis, and statistical analysis of TEP's past experience in maintaining the stations. Individual depreciation periods vary from plant to plant; however, we estimate that annual depreciation expense would decrease by $10 million, $15 million, $19 million or $21 million if the remaining useful lives of all our steam generation units were increased by five, ten, fifteen or twenty years, respectively. For the first three months of 2004, depreciation expense related to generation assets was $9 million, and our generation assets are currently depreciated over periods ranging from 23 to 70 years from the original in-service dates.


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

         At March 31, 2004 and December 31, 2003, UniSource Energy and the Millennium entities had a valuation allowance of $9 million relating to net operating losses generated by the Millennium entities. In the future, if UniSource Energy and the Millennium entities determine that all or a portion of the losses may be used on tax returns, then UniSource Energy and the Millennium entities would reduce the valuation allowance and recognize a tax benefit of up to $9 million. The primary factor that could cause the Millennium entities to recognize a tax benefit would be a change in expected future taxable income.

         In the future, if UniSource Energy and TEP determine that it is probable that TEP will not be able to use all or a portion of its net operating loss and investment tax credit carryforward amounts, then UniSource Energy and TEP would record additional valuation allowance and recognize tax expense. Factors that could cause TEP to record a valuation allowance would be a change in expected future taxable income or a change in tax filing status due to the proposed acquisition. See Outlook and Strategies - Agreement and Plan of Merger, above.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         The FASB recently issued the following Statements of Financial Accounting Standards (FAS) and FASB Interpretations (FIN):

o FIN 46, Consolidation of Variable Interest Entities, was issued in January 2003, and was subsequently revised in December 2003 (FIN 46R). The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprises should consolidate the variable interest entity (primary beneficiary). FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. For public companies, the revised FIN 46R is effective for financial periods ending after March 15, 2004. The adoption of FIN 46R did not and is not expected to have a significant impact on our financial statements.

o FAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003), was issued by the FASB in December 2003. FAS 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans beyond those in the original Statement 132 which it replaces. FAS 132, as revised, is effective for fiscal years ending after December 15, 2003. The revised disclosure requirements are included in Note 12 of Notes to Condensed Consolidated Financial Statements.

         In August 2003, the Emerging Issues Task Force (EITF) published Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not "Held for Trading Purposes" as Defined in EITF Issue No. 02-3 (EITF 03-11). EITF 03-11 discusses whether realized gains and losses should be shown gross or net in the income statement for contracts that are not held for trading purposes, as defined in EITF 02-3, but are derivatives subject to FAS 133. Determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances with respect to the various activities of the entity. Retroactive application of EITF 03-11 is not required. Beginning January 1, 2004, the realized gains and losses on derivative instruments that are not held for trading purposes but are eventually net settled are shown net in the income statement. The impact of adopting EITF 03-11 was immaterial as of March 31, 2004.


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

17. Ability to obtain necessary approvals and satisfy the other closing conditions contained in the acquisition agreement, so that the acquisition of UniSource Energy by an affiliate of Saguaro Utility can occur in a timely manner


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

         The information contained in this Item updates, and should be read in conjunction with, information included in Part II, Item 7A in UniSource Energy and TEP's Annual Report on Form 10-K for the year ended December 31, 2003, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

         We are exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results. The market risks resulting from changes in interest rates and returns on marketable securities have not changed materially from the market risks reported in the 2003 Form 10-K. For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements, above.

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

         TEP
         ---

         To manage its exposure to energy price risk, TEP enters into forward contracts to buy or sell energy at a specified price and future delivery period. Generally, TEP commits to future energy sales based on expected excess generating capability, forward prices and generation costs, using a diversified market approach to provide a balance between long-term, mid-term and spot energy sales. TEP generally enters into forward energy and natural gas purchases during its summer peaking period to ensure it can meet its load and reserve requirements and account for other contract and resource contingencies. TEP also enters into limited forward purchases and sales to optimize its resource portfolio and take advantage of locational differences in price. These positions are managed on both a volumetric and dollar basis and are closely monitored using risk management policies and procedures overseen by the Risk Management Committee. For example, the risk management policies dictate that TEP can not take a short position in the third quarter and must have owned generation backing up all forward sales positions at the time the sale is made.

         The majority of TEP's forward contracts are considered to be "normal purchases and sales" of energy and are not considered to be derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). TEP records revenues on its "normal sales" and expenses on its "normal purchases" in the period in which the energy is delivered. From time to time, however, TEP enters into forward contracts that meet the definition of a derivative under FAS 133. When TEP has derivative forward contracts, it marks them to market using actively quoted prices obtained from brokers for the appropriate energy product. TEP believes that these broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of TEP's positions. The net pre-tax unrealized gains and losses from TEP's forward electricity contracts were less than $1 million for each of the three month periods ended March 31, 2004 and 2003. This demonstrates the limited derivative forward contract activity conducted by TEP and the limited impact on TEP's operating results and financial condition.

         TEP has two purchased power agreements for the period 2003 through 2006. During the first quarter of 2004, TEP purchased approximately 2,700 MWh under these contracts; energy purchased under these agreements is adjusted for changes in the price of natural gas.

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

         Natural gas prices remained high throughout 2003 and into 2004. In the first quarter of 2004, the average price of natural gas was $5.02 per MMBtu compared with $5.76 per MMBtu in the first quarter of 2003. The increase in the regional supply of gas-generated energy and the completion of a 500-kV transmission connection, however, allowed TEP to decrease use of its less efficient gas generation units in favor of more economical purchases of energy in the wholesale market. TEP's generation output fueled by natural gas was approximately 12,060 MWh, or less than 1% of total generation in the first quarter of 2004, compared with approximately 103,689 MWh, or 4% of total generation in 2003.



         UES
         ---

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


         MEG
         ---

         During the fourth quarter of 2001, MEG began managing and trading Emission Allowances, coal and related instruments. We manage the market risk of this line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a 33% change in price or volatility. We closely monitor MEG's trading activities, which include swap agreements, options and forward contracts, using risk management policies and procedures overseen by the Risk Management Committee. MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2007. As of March 31, 2004 and December 31, 2003, the fair value of MEG's trading assets combined with Emission Allowances it holds in escrow was $49 million and $22 million, respectively. The fair value of MEG's trading liabilities was $44 million at March 31, 2004 and $19 million at December 31, 2003. During the first three months of 2004, MEG reflected a $1.6 million unrealized gain and a $1.4 million realized loss on its income statement, compared with an unrealized gain of $1.7 million and a realized loss of $2.1 million in the first three months of 2003.

                                                         Unrealized Gain (Loss) of MEG's Trading Activities
                                                                       - Millions of Dollars -
                                            ------------------------------------------------------------------------------
        Source of Fair Value                    Maturity           Maturity         Maturity over      Total Unrealized
        At March 31, 2004                       0 - 6 mos.        6 - 12 mos.            1 yr.             Gain (Loss)
        ----------------------------------- ----------------- ------------------- ------------------- --------------------
        Prices actively quoted                      $(3)               $(2)               $   -                $(5)
        Prices provided by other
           external sources                           -                   -                   -                  -
        Prices based on models and other
           valuation methods                           5                  2                   1                   8
        ----------------------------------- ----------------- ------------------- ------------------- --------------------
        ----------------------------------- ----------------- ------------------- ------------------- --------------------
        Total                                        $ 2             $    -                 $ 1                 $ 3
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

         We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of March 31, 2004, TEP's total credit exposure related to its wholesale marketing activities (excluding defaulted amounts owed by the CPX, the CISO and Enron), was approximately $6 million and MEG's total credit exposure related to its trading activities was $17 million. TEP and MEG's credit exposure is diversified across approximately 30 counterparties. Approximately $3 million of TEP's exposure is to non-investment grade companies.

         UniSource Energy is also exposed to credit risk related to the sale of assets owned by Nations Energy Corporation (Nations Energy). In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherlands Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao) a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million note receivable from Mirant Curacao. The note was recorded at its net present value of $8 million using an 8% discount rate, the discount being recognized as interest income over the five-year life of the note. As of March 31, 2004, Nations Energy's receivable from Mirant Curacao is approximately $10 million. The note is included in Investments and Other Property - Other on UniSource Energy's balance sheet. Payments on the note receivable are expected as follows: $2 million in July 2004, $4 million in July 2005, and $5 million in July 2006. The note is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. On July 14, 2003, Mirant, Mirant Americas, Inc. and various other Mirant companies filed for Chapter 11 bankruptcy protection. Mirant Curacao was not included in the Chapter 11 filings. Based on a review of the projected cash flows for the power project, it appears Mirant Curacao will have sufficient future cash flows to pay the note receivable and any applicable interest. However, we cannot predict the ultimate outcome that Mirant's bankruptcy will have on the collectibility of the note from Mirant Curacao. Nations Energy will continue to evaluate the collectibility of the receivable, but currently expects to collect the note in its entirety and has not recorded any reserve for this note.


ITEM 4. - CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------


         UniSource Energy and TEP have disclosure controls and procedures to ensure that material information recorded, processed, summarized and reported in their filings with the SEC is on an accurate and timely basis. Management of UniSource Energy and TEP, with the participation of the principal executive officer and principal financial officer of UniSource Energy and TEP have evaluated these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based on such evaluation, the principal executive officer and principal financial officer of UniSource Energy and TEP have concluded that such disclosure controls and procedures were, as of such date, effective at ensuring that material information is recorded, processed, summarized and reported accurately and within the time periods specified by the SEC's rules and forms. Since such evaluation there have not been any significant changes in UniSource Energy and TEP's internal controls, over financial reporting that has, or is reasonably likely to, materially affect these controls.

PART II - OTHER INFORMATION


ITEM 1. -  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


         There have been no significant changes in our legal proceedings from those reported in our 2003 Annual Report on Form 10-K, other than those listed below:

         Withdrawal of Litigation Concerning the Proposed Acquisition Agreement

         On March 17, 2004, plaintiffs withdrew two shareholder derivative lawsuits, McBride v. Pignatelli, et al. and Zetooney v. Pignatelli, et al., filed in the Superior Court of the State of Arizona on November 24, 2003, the same day that UniSource Energy announced details of its proposed acquisition by Saguaro Utility Group, L.P. UniSource Energy paid no consideration in connection with the withdrawal of the lawsuits. In these two lawsuits, which were virtually identical, the plaintiffs alleged that UniSource Energy's Board of Directors, in its consideration and approval of the acquisition agreement, breached its fiduciary duty to UniSource Energy's shareholders in approving the acquisition agreement.

         We discuss other legal proceedings in Note 9 of Notes to Condensed Consolidated Financial Statements.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


         UniSource Energy conducted a special meeting of shareholders on March 29, 2004. At that meeting, shareholders voted to approve the acquisition agreement entered into on November 21, 2003 between UniSource Energy and Saguaro Acquisition Corp., which is a wholly-owned indirect subsidiary of Saguaro Utility Group, L.P.

         There were 34,019,401 shares outstanding on the record date. The table below summarizes the voting results.

                                 Shares       % of Shares      % of Votes
                                  Voted       Outstanding         Cast
------------------------------------------------------------------------
For                          23,737,447           69.8%           96.9%
Against                         707,947            2.1%            2.9%
Abstain                          59,711            0.1%            0.2%
------------------------------------------------------------------------
Total Shares Voted           24,505,105           72.0%          100.0%
------------------------------------------------------------------------

ITEM 5. - OTHER INFORMATION
--------------------------------------------------------------------------------


   ADDITIONAL FINANCIAL DATA

         The following table reflects the ratio of earnings to fixed charges for
TEP:

                                                             3 Months Ended             12 Months Ended
                                                               March 31,                   March 31,
                                                                  2004                        2004
-------------------------------------------------------------------------------------------------------
       Ratio of Earnings to Fixed Charges                         1.08                        1.57
-------------------------------------------------------------------------------------------------------


NON-GAAP MEASURE

   Adjusted EBITDA
   ---------------

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

Adjusted EBITDA and Net Cash Flows from Operating Activities

                                                                          UniSource Energy                  TEP
                                                                       ---------------------------------------------------
                                                                         Three Months Ended         Three Months Ended
                                                                              March 31,                  March 31,
                                                                         2004           2003          2004         2003
--------------------------------------------------------------------------------------------------------------------------
                                                                                    -Millions of Dollars -

                Adjusted EBITDA                                           $ 101            $ 54         $ 83        $ 65

                Net Cash Flows from Operations                              $42            $ 10         $ 34        $ 21
--------------------------------------------------------------------------------------------------------------------------

Reconciliation of Adjusted EBITDA to Cash Flows from Operations

                                                                          UniSource Energy                  TEP
                                                                   --------------------------------------------------------
                                                                         Three Months Ended          Three Months Ended
                                                                            March 31,                  March 31,
                                                                         2004           2003          2004         2003
                -----------------------------------------------------------------------------------------------------------
                                                                                     -Millions of Dollars -

                Adjusted EBITDA (1)                                       $ 101            $ 54         $ 83        $ 65
                Net Cash Flows from Operations
                   Less: Income Taxes                                         6              (8)           2          (3)
                   Less: Total Interest Expense                              43              40           40          40
                    Changes in Assets and Liabilities and
                   Other Non-Cash Items                                     (10)            (12)          (7)         (7)
                -----------------------------------------------------------------------------------------------------------
               Net Cash Flows from Operating Activities                     $42            $ 10         $ 34        $ 21
               ------------------------------------------------------------------------------------------------------------

(1) Adjusted EBITDA was calculated as follows:

                                                                         UniSource Energy                 TEP
                                                                   --------------------------------------------------------
                                                                         Three Months Ended        Three Months Ended
                                                                            March 31,                  March 31,
                                                                         2004         2003          2004        2003
         ------------------------------------------------------------------------------------------------------------------
                                                                                       -Millions of Dollars -

         Net Income                                                          $ 7           $ 53          $ 1        $ 60
         Amounts from the Income Statements:
            Less: Cumulative Effect of Accounting Change                       -             67            -          67
            Plus: Income Taxes                                                 6             (8)           2          (3)
            Plus: Total Interest Expense                                      43             40           40          40
            Plus: Depreciation and Amortization                               35             31           30          30
            Plus: Amortization of Transition Recovery Asset                    8              4            8           4
            Plus: Depreciation included in Fuel and Other O&M Expense*         2              1            2           1
         ---------------------------------------------------------------------------------------------------------------------------
         Adjusted EBITDA                                                   $ 101           $ 54         $ 83         $ 65
         ---------------------------------------------------------------------------------------------------------------------------

*See Supplemental Cash Flow Information in Note 16 of Notes to the Consolidated
 Financial Statements.


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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a) Exhibits.

         See Exhibit Index.

(b) Reports on Form 8-K.
- UniSource Energy and TEP Form 8-K, dated January 28, 2004, furnished pursuant to Item 9 "Regulation FD Disclosure," providing reconciliations of non-GAAP financial measures in connection with a proposed refinancing of TEP's credit facilities.

- UniSource Energy and TEP Form 8-K, dated February 17, 2004, furnished pursuant to Item 12 "Disclosure of Results of Operations and Financial Condition," announcing fourth quarter and year-end 2003 earnings for UniSource Energy and TEP.

- UniSource Energy and TEP Form 8-K, dated March 31, 2004, filed pursuant to Item 5 "Other Events," describing the refinancing of TEP's credit facility and the results of the UniSource Energy special shareholders' meeting held on March 29, 2004. Also filed TEP's new credit facility and supplemental indenture as exhibits, pursuant to Item 7 "Financial Statements and Exhibits."

- UniSource Energy and TEP Form 8-K, dated May 4, 2004, furnished pursuant to Item 12 "Disclosure of Results of Operations and Financial Condition," announcing first quarter 2004 earnings for UniSource Energy and TEP.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.


                                   UNISOURCE ENERGY CORPORATION
                                             (Registrant)


Date:  May 7, 2004                /s/      Kevin P. Larson
                                  ---------------------------------------
                                             Kevin P. Larson
                                             Vice President and Principal
                                             Financial Officer



                                   TUCSON ELECTRIC POWER COMPANY
                                             (Registrant)


Date:  May 7, 2004                 /s/      Kevin P. Larson
                                  ---------------------------------------
                                             Kevin P. Larson
                                             Vice President and Principal
                                             Financial Officer

                                  EXHIBIT INDEX


         12 -   Computation of Ratio of Earnings to Fixed Charges - TEP.
         15 -   Letter regarding unaudited interim financial information.
         31(a)- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
              - UniSource Energy, by James S. Pignatelli.
         31(b)- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
              - UniSource Energy, by Kevin P. Larson.
         31(c)- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
              - TEP, by James S. Pignatelli.
         31(d)- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
              - TEP, by Kevin P. Larson.
         *32    - Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

         *Pursuant to Item 601(b)(32)(ii) of Regulation S-k, this certificate is not being filed for purposes of Section 18 of the Securities Act of 1934.