Form 10-K/A
period 2003-12-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2004-08-24
CIK 100122, 941138

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
          (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
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
                    (520) 571-4000

      Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
     Registrant          Title of Each Class         on Which Registered
     ----------          -------------------         ------------------------
     UniSource Energy    Common Stock,               New York Stock Exchange
     Corporation         no par value and            Pacific Exchange
                         Preferred Share Purchase
                         Rights

     Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes _X_    No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
         UniSource Energy Corporation        Yes _X     No ___
         Tucson Electric Power Company       Yes __     No _X__

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

         Documents incorporated by reference: Specified portions of UniSource Energy Corporation's Proxy Statement relating to the 2004 Annual Meeting of Shareholders are incorporated by reference into PART III.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

EXPLANATORY NOTE

         This Amendment No.1 to the Annual Report on Form 10-K for UniSource Energy Corporation and Tucson Electric Power Company (TEP) for the year ended December 31, 2003 is being filed for the purpose of amending and revising Part I, Item 1 - Business, and Part II, Item 6 - Selected Consolidated Financial Data, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8 - Consolidated Financial Statements and Supplementary Data, and Item 9A - Controls and Procedures and Part IV, Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K. This Form 10-K/A is being filed in order to retroactively apply a change in unbilled revenue estimation. While not amended, the remaining items of the Form 10-K are included for convenience.

         TEP and UniSource Energy Services, Inc. (UES) record utility operating revenues when services are provided or commodities are delivered to customers. Operating revenues include unbilled revenues which are earned (service has been provided) but not billed by the end of an accounting period. During the second quarter of 2004, we determined that TEP's existing methodology for estimating unbilled revenues resulted in an under reporting of revenues in prior periods. As a result, TEP changed its methodology for estimating unbilled revenues and restated prior year financial statements to give effect to the change and correct the under reporting of revenues in those periods. The recognition of additional revenues in those periods also resulted in an increase in the amortization of the Transition Recovery Asset.

           As described in Note 22, Change in Unbilled Revenue Estimation Methodology at TEP, the financial information for all periods presented reflects the revised unbilled revenue estimation methodology.

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

                                Table of Contents

Definitions                                                                   vi

                                  -- PART I --

Item 1. - Business                                                             1
     Overview of Consolidated Business                                         1
     TEP Electric Utility Operations                                           3
          Service Area and Customers                                           4
          Generating and Other Resources                                       6
          Fuel Supply                                                          8
          Water Supply                                                        10
          Transmission Access                                                 11
          Rates and Regulation                                                12
          TEP's Utility Operating Statistics                                  15
          Environmental Matters                                               16
     UniSource Energy Services                                                17
        UNS Electric                                                          17
          Service Territory and Customers                                     17
          Power Supply and Transmission                                       17
          Rates and Regulation                                                17
        UNS Gas                                                               18
          Service Territory and Customers                                     18
          Gas Supply and Transmission                                         18
          Rates and Regulation                                                19
     Millennium Energy Holdings                                               19
     UniSource Energy Development Company                                     20
     Employees                                                                20
     SEC Reports available on UniSource Energy's Website                      21

Item 2. - Properties                                                          22
     TEP Properties                                                           22
     UES Properties                                                           23
Item 3. - Legal Proceedings                                                   23
Item 4. - Submission of Matters to a Vote of Security Holders                 24

                                  -- Part II --

Item 5. - Market for Registrant's Common Equity and Related
          Stockholder Matters                                                 25

Item 6. - Selected Consolidated Financial Data                                26
     UniSource Energy                                                         26
     TEP                                                                      27
     Non-GAAP Measures                                                        28

Item 7. - Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               32
     UniSource Energy Consolidated                                            32
        Outlook and Strategies                                                32
        Results of Operations                                                 33
        Contribution by Business Segment                                      34
        Liquidity and Capital Resources                                       35

     Tucson Electric Power Company                                            39
        Results of Operations                                                 39
        Factors Affecting Results of Operations                               42
        Liquidity and Capital Resources                                       44
     UniSource Energy Services                                                50
        Results of Operations                                                 50
        Factors Affecting Results of Operations                               51
        Liquidity and Capital Resources                                       52
     Millennium Energy Holdings, Inc.                                         54
        Results of Operations                                                 54
     UniSource Energy Development Company                                     56
        Results of Operations                                                 56
        Springerville Generating Station Expansion                            56
     Critical Accounting Policies                                             56
     New Accounting Pronouncements                                            63
     Safe Harbor for Forward-Looking Statements                               64

Item 7A. - Quantitative and Qualitative Disclosures about Market Risk         65

Item 8. - Consolidated Financial Statements and Supplementary Data            68
     Report of Independent Registered Public Accounting Firm                  69
     UniSource Energy Corporation
        Consolidated Statements of Income                                     70
        Consolidated Statements of Cash Flows                                 71
        Consolidated Balance Sheets                                           72
        Consolidated Statements of Capitalization                             73
        Consolidated Statements of Changes in Stockholders' Equity            74
     Tucson Electric Power Company
        Consolidated Statements of Income                                     75
        Consolidated Statements of Cash Flows                                 76
        Consolidated Balance Sheets                                           77
        Consolidated Statements of Capitalization                             78
        Consolidated Statements of Changes in Stockholders' Equity            79
     Notes to Consolidated Financial Statements
          Note  1. Nature of Operations and Summary of Significant
                   Accounting Policies                                        80
          Note  2. Proposed Acquisition of UniSource Energy                   88
          Note  3. Establishment of UES                                       88
          Note  4. TEP Regulatory Matters                                     91
          Note  5. Accounting Change: Accounting for Asset Retirement
                   Obligations                                                94
          Note  6. Segment and Related Information                            96
          Note  7. Accounting for Derivative Instruments, Trading Activities
                   and Hedging Activities                                    98
          Note  8. Millennium                                                99
          Note  9. Utility Plant and Jointly-Owned Facilities                101
          Note 10. Debt and Capital Lease Obligations                        103
          Note 11. Fair Value of Financial Instruments                       106
          Note 12. Stockholders' Equity                                      107
          Note 13. TEP Wholesale Accounts Receivable and Allowances          108
          Note 14. Springerville Expansion                                   109
          Note 15. Commitments and Contingencies                             109
          Note 16. Income and Other Taxes                                    115
          Note 17. Employee Benefit Plans                                    118
          Note 18. Stock-Based Compensation Plans                            122
          Note 19. UniSource Energy Earnings Per Share                       123

          Note 20. Supplemental Cash Flow Information                        124
          Note 21. Quarterly Financial Data (Unaudited)                      126
          Note 22. Change in Unbilled Revenue Estimation Methodology at TEP  129



   Schedule II - Valuation and Qualifying Accounts                           133

Item 9. -  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          134

Item 9A. - Controls and Procedures                                           134
                                 -- Part III --

Item 10. - Directors and Executive Officers of the Registrants               135

Item 11. - Executive Compensation                                            137

Item 12. - Security Ownership of Certain Beneficial Owners and Management    137

Item 13. - Certain Relationships and Related Transactions                    138

Item 14. - Principal Accountant Fees and Services                            138

                                  -- Part IV --
Item 15. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K  138
     Signatures                                                              140
     Exhibit Index                                                           144

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

                                        Millennium owns 72% of IPS.
IRS..............................     Internal Revenue Service.
ISO..............................     Independent System Operator.
ITN..............................     ITN Energy Systems, Inc. was formed to
                                        provide research, development, and other
                                        services. Millennium exchanged its
                                        ownership of ITN for increased ownership
                                        of Global Solar and currently owns no
                                        interest in ITN.
ITC..............................     Investment tax credit.
kWh..............................     Kilowatt-hour(s).
kV...............................     Kilovolt(s).
LOC..............................     Letter of Credit.
MEG..............................     Millennium Environmental Group, Inc., a
                                        wholly-owned subsidiary of Millennium,
                                        which manages and trades emission
                                        allowances, coal, and related financial
                                        instruments.
MicroSat.........................     MicroSat Systems, Inc. is a company
                                        formed to develop and commercialize
                                        small-scale satellites. Millennium
                                        currently owns 35%.
Millennium.......................     Millennium Energy Holdings, Inc., a
                                        wholly-owned subsidiary of UniSource
                                        Energy.
Mimosa...........................     Minerales de Monclova, S.A. de C.V., an
                                        owner of coal and associated gas
                                        reserves and a supplier of metallurgical
                                        coal to the steel industry and
                                        thermal coal to the Mexican electricity
                                        commission.  Sabinas owns 19.5% of
                                        Mimosa.
MMBtus...........................     Million British Thermal Units.
MW...............................     Megawatt(s).
MWh..............................     Megawatt-hour(s).
Navajo...........................     Navajo Generating Station.
NOL..............................     Net Operating Loss carryback or
                                        carryforward for income tax purposes.
PGA..............................     Purchased Gas Adjuster, a retail rate
                                        mechanism designed to recover the cost
                                        of gas purchased for retail gas
                                        customers.
PNM..............................     Public Service Company of New Mexico.
Powertrusion.....................     POWERTRUSION International, Inc., a
                                        company owned 77% by Millennium, which
                                        manufactures lightweight utility poles.
PPFAC............................     Purchased Power and Fuel Adjustment
                                        Clause.
PWCC................................  Pinnacle West Capital Corporation.
Revolving Credit Facility........     $60 million revolving credit facility
                                        entered into under the Credit
                                        Agreement between a syndicate of banks
                                        and TEP.
RTO..............................     Regional Transmission Organization.
Rules............................     Retail Electric Competition Rules.
Sabinas..........................     Carboelectrica Sabinas, S. de R.L. de
                                        C.V., a Mexican limited liability
                                        company. Millennium owns 50% of Sabinas.
Saguaro Utility..................     An Arizona limited partnership, whose
                                        general partner is Sage Mountain,
                                        L.L.C. and whose limited partners
                                        include investment funds affiliated with
                                        Kohlberg Kravis Roberts & Co., L.P.,
                                        J.P. Morgan Partners, L.L.C. and
                                        Wachovia Capital Partners.
San Carlos.......................     San Carlos Resources Inc., a wholly-owned
                                        subsidiary of TEP.
San Juan.........................     San Juan Generating Station.
Second Mortgage Bonds............     TEP's second mortgage bonds issued under
                                        the Indenture of Mortgage and Deed
                                        of Trust, dated as of December 1, 1992,
                                        of TEP to the Bank of New York,
                                        successor trustee, as supplemented.
SCE..............................     Southern California Edison Company.
SES..............................     Southwest Energy Solutions, Inc., a
                                        wholly-owned subsidiary of Millennium.
Springerville....................     Springerville Generating Station.
Springerville Coal Handling
  Facilities Leases..............     Leveraged lease arrangements relating to
                                        the coal handling facilities
                                        serving Springerville.
Springerville Common

  Facilities.....................     Facilities at Springerville used in common
                                        with Springerville Unit 1 and
                                        Springerville Unit 2.
Springerville Common
  Facilities Leases..............     Leveraged lease arrangements relating to
                                        an undivided one-half interest in
                                        certain Springerville Common Facilities.
Springerville Unit 1.............     Unit 1 of the Springerville Generating
                                        Station.
Springerville Unit 1 Lease.......     Leveraged lease arrangement relating to
                                        Springerville Unit 1 and an
                                        undivided one-half interest in certain
                                        Springerville Common Facilities.
Springerville Unit 2.............     Unit 2 of the Springerville Generating
                                        Station.
SRP..............................     Salt River Project Agricultural
                                        Improvement and Power District.
Sundt Generating Station......        H. Wilson Sundt Generating Station
                                        (formerly known as the Irvington
                                        Generating Station).
Sundt Lease......................     The leveraged lease arrangement relating
                                        to Sundt Unit 4.
TEP..............................     Tucson Electric Power Company, the
                                        principal subsidiary of UniSource
                                        Energy.
TEP Settlement Agreement.........     TEP's Settlement Agreement approved by the
                                        ACC in November 1999 that provided for
                                        electric retail competition and
                                        transition asset recovery.
Therm............................     A unit of heating value equivalent to
                                        100,000 British thermal units (Btu).
Tri-State........................     Tri-State Generation and Transmission
                                        Association.
TruePricing......................     TruePricing, Inc., a start-up company
                                        established to market energy related
                                        products.
UED..............................     UniSource Energy Development Company, a
                                        wholly-owned subsidiary of UniSource
                                        Energy, which engages in developing
                                        generation resources and other project
                                        development services and related
                                        activities.
UES..............................     UniSource Energy Services, Inc., an
                                        intermediate holding company established
                                        to own the operating companies (UNS Gas
                                        and UNS Electric) which acquired the
                                        Citizens Arizona gas and electric
                                        utility assets.
UniSource Energy.................     UniSource Energy Corporation.
UNS Electric.....................     UNS Electric, Inc., a wholly-owned
                                        subsidiary of UES, which acquired the
                                        Citizens Arizona electric utility
                                        assets.
UNS Gas..........................     UNS Gas, Inc., a wholly-owned subsidiary
                                        of UES, which acquired the Citizens
                                        Arizona gas utility assets.
WestConnect......................     The proposed for-profit RTO in which TEP
                                        is a participant.

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


ITEM 1.-- BUSINESS
--------------------------------------------------------------------------------

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

         BUSINESS SEGMENT CONTRIBUTIONS

         The table below shows the contributions to our consolidated after-tax earnings by our four business segments, as well as parent company expenses.

Restated - See Note 22 in the Consolidated Financial Statements
                                             2003         2002        2001
--------------------------------------------------------------------------------
         Business Segment                        - Millions of Dollars -
         TEP  (1)                            $129         $ 55        $ 78
         UES  (2)                               3            -           -
         Millennium                           (16)         (16)         (9)
         UED                                    7            1           1
         UniSource Energy Standalone (3)       (9)          (5)         (6)
--------------------------------------------------------------------------------
        Consolidated Net Income              $114         $ 35        $ 64
================================================================================

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


TEP ELECTRIC UTILITY OPERATIONS
-------------------------------

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

         RETAIL CUSTOMERS

         In 2003, TEP's number of retail customers increased by 2.2% and total retail energy consumption increased by approximately 4%. The table below shows the percentage distribution of TEP's energy sales by major customer class over the last three years.

                                               2003       2002       2001
--------------------------------------------------------------------------------
         Residential                           41%         40%        38%
         Commercial                            20%         20%        19%
         Non-mining Industrial                 27%         28%        27%
         Mining                                 9%          9%        13%
         Public Authority                       3%          3%         3%
--------------------------------------------------------------------------------

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

         PEAK DEMAND AND RESOURCES

        Peak Demand                                          2003       2002       2001       2000       1999
                                                        -----------------------------------------------------
                                                                                -MW-
         Retail Customers-Net One Hour                      2,060      1,899      1,840     1,862      1,754
         Firm Sales to Other Utilities                        171        228        151       143        178
-------------------------------------------------------------------------------------------------------------
           Coincident Peak Demand  (A)                      2,231      2,127      1,991     2,005      1,932

         Total Generating Resources                         2,003      2,002      1,999     1,904      1,904
         Other Resources (1)                                  486        308        217       248        235

           Total TEP Resources  (B)                         2,489      2,310      2,216     2,152      2,139

         Total Margin   (B) - (A)                             258        183        225       147        207
         Reserve Margin (% of Coincident
           Peak Demand)                                        12%         9%        11%        7%        11%
-------------------------------------------------------------------------------------------------------------

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

         TEP's principal fuel for electric generation is low-sulfur coal. Fuel information is provided below:

                  Average Cost per MMBtu Consumed           Percentage of Total Btu Consumed
-----------------------------------------------------------------------------------------------
                        2003        2002        2001           2003          2002         2001
Coal (A)               $1.58       $1.59       $1.63            96%           94%          90%
Gas                     6.38        4.28        5.99             4             6           10

All Fuels              $1.79       $1.76       $2.08           100%          100%         100%
-----------------------------------------------------------------------------------------------

(A) The average cost per ton of coal for 2003, 2002, and 2001 was $30.31, $30.86, and $30.96, respectively.

    TEP'S COAL AND GAS SUPPLY

                                                           Year Contract   Average
                                                             Terminates    Sulfur
      Station               Coal Supplier                                  Content          Coal Obtained From (A)
--------------------------------------------------------------------------------------------------------------------------
Springerville         Peabody Coalsales Company                 2020          0.9%     Lee Ranch Coal Company
Four Corners          BHP Billiton                              2016          0.8%     Navajo Indian Tribe
San Juan              San Juan Coal Company                     2017          0.8%     Federal and State Agencies
Navajo                Peabody Coalsales Company                 2011          0.6%     Navajo and Hopi Indian Tribes
Sundt                 Various approved suppliers                2006           -       Various locations
--------------------------------------------------------------------------------------------------------------------------

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

TEP's UTILITY OPERATING STATISTICS (Restated- See Note 22 in the Consolidated
Financial Statements)

                                                                         For Years Ended December 31,
                                                         2003          2002          2001          2000           1999
----------------------------------------------------------------------------------------------------------------------------
Generation and Purchased Power-kWh (000)
  Remote Generation (Coal)                              10,182,706   10,067,069     10,362,211    10,278,393     10,000,401
  Local Tucson Generation (Oil, Gas & Coal)              1,082,058    1,402,504      1,820,783     1,667,308      1,115,277
  Purchased Power                                        1,153,305    1,329,574      3,656,978     3,174,244      2,712,570
----------------------------------------------------------------------------------------------------------------------------
    Total Generation and Purchased Power                12,418,069   12,799,147     15,839,972    15,119,945     13,828,248
  Less Losses and Company Use                              778,285      791,851        747,940       688,227        753,974
----------------------------------------------------------------------------------------------------------------------------
    Total Energy Sold                                   11,639,784   12,007,296     15,092,032    14,431,718     13,074,274
============================================================================================================================

Sales-kWh (000)
  Residential                                            3,389,744    3,181,030      3,159,504     3,041,446      2,758,260
  Commercial                                             1,689,014    1,605,148      1,591,942     1,503,222      1,394,588
  Industrial                                             2,245,340    2,254,174      2,297,476     2,272,285      2,238,285
  Mining                                                   701,638      692,448      1,053,152     1,145,891      1,209,609
  Public Authorities                                       250,038      256,867        257,155       259,621        249,297
----------------------------------------------------------------------------------------------------------------------------
    Total - Electric Retail Sales                        8,275,774    7,989,667      8,359,229     8,222,465      7,850,039
  Electric Wholesale Sales                               3,364,010    4,017,628      6,732,802     6,209,254      5,224,235
----------------------------------------------------------------------------------------------------------------------------
    Total Electric Sales                                11,639,784   12,007,295     15,092,031    14,431,719     13,074,274
============================================================================================================================

Operating Revenues (000)
  Residential                                             $309,807     $291,390       $285,808      $279,067       $255,763
  Commercial                                               175,559      168,838        166,139       158,309        149,262
  Industrial                                               160,276      161,749        162,523       162,888        161,988
  Mining                                                    28,022       28,072         41,940        48,460         49,402
  Public Authorities                                        17,839       18,672         18,763        18,883         18,280
----------------------------------------------------------------------------------------------------------------------------
    Total - Electric Retail Sales                          691,503      668,721        675,173       667,607        634,695
  Electric Wholesale Sales                                 151,030      157,108        921,280       359,814        171,219
  Other Revenues                                             9,018        8,618          8,508         3,908          2,964
----------------------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                              $851,551     $834,447     $1,604,961    $1,031,329       $808,878
============================================================================================================================

Customers (End of Period)
  Residential                                              334,131      326,847        318,976       311,673        303,653
  Commercial                                                32,369       31,767         31,194        30,467         29,714
  Industrial                                                   676          695            705           711            705
  Mining                                                         2            2              2             2              4
  Public Authorities                                            61           61             61            61             61
----------------------------------------------------------------------------------------------------------------------------
    Total Retail Customers                                 367,239      359,372        350,938       342,914        334,137
============================================================================================================================

Average Retail Revenue per kWh Sold (cents)
  Residential                                                  9.1          9.2            9.0           9.2            9.3
  Commercial                                                  10.4         10.5           10.4          10.5           10.7
  Industrial and Mining                                        6.4          6.4            6.1           6.2            6.1
    Average Retail Revenue per kWh Sold                        8.4          8.4            8.1           8.1            8.1

Average Revenue per Residential Customer                      $937         $902           $906          $906           $854
Average kWh Sales per Residential Customer                  10,249        9,842         10,015         9,878          9,208

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


UNISOURCE ENERGY SERVICES
-------------------------

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


MILLENNIUM ENERGY HOLDINGS
--------------------------

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


UNISOURCE ENERGY DEVELOPMENT COMPANY
------------------------------------

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


EMPLOYEES (As of December 31, 2003)
-----------------------------------

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


SEC REPORTS AVAILABLE ON UNISOURCE ENERGY'S WEBSITE
---------------------------------------------------

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

ITEM 2.-- PROPERTIES
-------------------------------------------------------------------------------

TEP PROPERTIES
--------------

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


UES PROPERTIES
--------------

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


ITEM 3.-- LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Operations, for litigation related to ACC orders and retail competition.
         We discuss other legal proceedings in Note 15 of Notes to Consolidated Financial Statements.


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


ITEM 4.-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5.-- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

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

         TEP pays dividends on its common stock after its Board of Directors declares them. UniSource Energy is the primary shareholder of TEP's common stock. UniSource Energy relies on dividends from its subsidiaries, primarily TEP, to declare and pay dividends to its shareholders. See Note 12 of Notes to Consolidated Financial Statements for a discussion of limitations on UniSource Energy's subsidiaries ability to pay dividends to UniSource Energy. Also see
Item 1. - Business, Agreement and Plan of Merger, for a discussion on the possible elimination of restrictions on TEP's ability to pay dividends to UniSource Energy.

         See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Dividends on Common Stock.

         Common Stock Dividends and Price Ranges

------------------------------------------------------------------------------------------------------------
                                        2003                                         2002
          Quarter:         Market Price per        Dividends           Market Price per         Dividends
                        Share of Common Stock (1)  Declared        Share of Common Stock (1)    Declared
                            High          Low                           High          Low
                          --------      ------                        -------       -------
        First              $18.10       $16.00       $ 0.150           $20.60       $16.74       $ 0.125
        Second              19.27        17.05         0.150            20.75        17.91         0.125
        Third               19.80        17.65         0.150            18.89        14.05         0.125
        Fourth              24.90        19.01         0.150            17.90        13.69         0.125
------------------------------------------------------------------------------------------------------------
            Total                                    $ 0.600                                     $ 0.500
============================================================================================================

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

ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA
(Restated - See Note 22 in the Consolidated Financial Statements)
--------------------------------------------------------------------------------

UniSource Energy                                              2003          2002          2001           2000          1999
                                                                                - In Thousands -
Summary of Operations                                                        (except per share data)
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (1)                                    $972,755      $839,576    $1,613,304     $1,036,630      $819,623
Gain on Sale of NewEnergy                                        -             -             -              -       $34,651
Loss Before Income Taxes of Millennium Energy
   Businesses (2)                                         $(26,350)     $(30,702)     $(14,455)      $(12,059)     $(11,276)
Income Before Extraordinary Item and Accounting
    Change (1)                                             $46,470       $34,928       $63,369        $43,484       $59,406
Net Income (1) (3)                                        $113,941       $34,928       $63,839        $43,484       $82,003
Basic Earnings per Share:
    Before Extraordinary Item & Accounting Change            $1.38         $1.04         $1.90          $1.34         $1.84
    Net Income                                               $3.37         $1.04         $1.91          $1.34         $2.54
Diluted Earnings per Share:
    Before Extraordinary Item & Accounting Change            $1.35         $1.02         $1.86          $1.32         $1.83
    Net Income                                               $3.32         $1.02         $1.87          $1.32         $2.52
Shares of Common Stock Outstanding
     Average                                                33,828        33,665        33,398         32,445        32,321
    End of Year                                             33,788        33,579        33,502         33,219        32,349

Year-end Book Value per Share                               $16.47        $13.60        $13.17         $11.60        $10.32
Cash Dividends Declared per Share                            $0.60         $0.50         $0.40          $0.24         $0.08
-----------------------------------------------------------------------------------------------------------------------------

Financial Position
-----------------------------------------------------------------------------------------------------------------------------
Total Utility Plant - Net                               $2,069,215    $1,835,904    $1,832,164     $1,848,975    $1,860,733
Investments in Lease Debt and Equity                      $178,789      $191,867       $84,459        $71,639       $44,550
Other Investments and Other Property                      $109,570      $123,238       $98,288        $50,172       $69,933
Total Assets                                            $3,122,302    $2,885,954    $2,925,937     $2,834,289    $2,804,490

Long-Term Debt (4)                                      $1,286,320    $1,128,963      $802,804     $1,132,395    $1,135,820
Non-Current Capital Lease Obligations                      762,968       801,611       853,793        857,829       880,427
Common Stock Equity                                        556,472       456,640       441,133        385,483       334,001
-----------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                    $2,605,760    $2,387,214    $2,097,730     $2,375,707    $2,350,248
-----------------------------------------------------------------------------------------------------------------------------

Selected Cash Flow Data
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From Operating Activities                 $ 259,642     $ 172,963     $ 215,379      $ 215,034      $113,228

Capital Expenditures                                     $(137,282)    $(112,706)    $(121,735)     $(105,996)     $(92,808)
Other Investing Cash Flows                                (213,450)     (158,184)        4,888         (7,554)         (242)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From Investing Activities                 $(350,732)    $(270,890)    $(116,847)     $(113,550)     $(93,050)
-----------------------------------------------------------------------------------------------------------------------------

Net Cash Flows From Financing Activities                 $ 101,428     $ (39,299)    $ (33,382)     $ (83,768)     $(20,057)
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

         See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. - SELECTED CONSOLIDATED FINANCIAL DATA
(Restated - See Note 22 in the Consolidated Financial Statements)
--------------------------------------------------------------------------------

       TEP                                                 2003          2002           2001          2000          1999
                                                      ------------------------------------------------------------------------
                                                                             - Thousands of Dollars -
Summary of Operations
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                       $  851,551    $  834,447     $1,604,961    $1,031,329    $  808,878
Income Before Extraordinary Item and Accounting
   Change                                                $   61,442    $  55,390      $  77,308     $  52,762     $  53,774
Net Income (1)                                           $  128,913    $   55,390     $   77,778    $   52,762    $   76,371
------------------------------------------------------------------------------------------------------------------------------

Financial Position
------------------------------------------------------------------------------------------------------------------------------
Total Utility Plant - Net                                $1,832,156    $1,835,904     $1,832,164    $1,848,975    $1,860,733
Investments in Lease Debt and Equity                     $  178,789    $  191,867     $   84,459    $   69,474    $   44,550
Other Investments and Other Property                     $   41,285    $   21,358     $   21,416    $   22,860    $   23,288
Total Assets                                             $2,766,630    $2,808,810     $2,824,555    $2,763,840    $2,748,743

Long-Term Debt (2)                                       $1,126,320    $1,128,410     $  801,924    $1,132,395    $1,135,820
Non-Current Capital Lease Obligations                       762,323       801,508        853,447       857,519       880,111
Common Stock Equity                                         406,054       353,832        337,082       307,596       279,887
------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                     $2,294,697    $2,283,750     $1,992,453    $2,297,510    $2,295,818
------------------------------------------------------------------------------------------------------------------------------

Selected Cash Flow Data
------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From Operating Activities                 $  257,788    $  203,517     $  261,169    $  234,190    $  139,957

Capital Expenditures                                     $ (121,854)   $ (103,307)    $ (103,913)   $  (98,063)   $  (90,940)
Other Investing Cash Flows                                   11,408      (151,035)        (8,861)      (23,273)      (24,480)
------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows From Investing Activities                 $ (110,446)   $ (254,342)    $ (112,774)   $ (121,336)   $ (115,420)
------------------------------------------------------------------------------------------------------------------------------

Net Cash Flows From Financing Activities                 $ (137,858)   $  (53,077)    $  (77,427)   $ (112,544)   $  (54,371)
------------------------------------------------------------------------------------------------------------------------------

Ratio of Earnings to Fixed Charges                             1.51          1.60           1.85          1.49          1.48
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

Adjusted EBITDA and Net Cash Flows from Operating Activities
Restated - See Note 22 in the Consolidated Financial Statements


UniSource Energy                                            2003        2002         2001        2000
------------------------------------------------------------------------------------------------------
                                                                     -Millions of Dollars-

Adjusted EBITDA                                             $395        $366         $419        $361

Net Cash Flows from
Operating Activities                                        $260        $173         $215        $215
------------------------------------------------------------------------------------------------------

TEP                                                         2003        2002         2001        2000
------------------------------------------------------------------------------------------------------
                                                                     -Millions of Dollars-

Adjusted EBITDA                                             $403        $399         $439        $383

Net Cash Flows from
Operating Activities                                        $258        $204         $261        $234
------------------------------------------------------------------------------------------------------

Reconciliation of Adjusted EBITDA to Cash Flows from Operations

Restated - See Note 22 in the Consolidated Financial Statements

UniSource Energy                                            2003        2002         2001        2000
------------------------------------------------------------------------------------------------------
                                                                     -Millions of Dollars-

Adjusted EBITDA (1)                                         $395        $366         $419        $361
Amounts from the Income Statements:
Less: Income Taxes                                           (12)        (18)         (49)        (16)
Less: Total Interest Expense                                (167)       (155)        (159)       (166)
Changes in Assets and Liabilities and Other
Non-Cash Items                                                44         (20)           4          36
------------------------------------------------------------------------------------------------------
Net Cash Flows from Operating Activities                    $260        $173         $215        $215
------------------------------------------------------------------------------------------------------

Restated - See Note 22 in the Consolidated Financial Statements

TEP                                                         2003        2002         2001        2000
------------------------------------------------------------------------------------------------------
                                                                     -Millions of Dollars-
Adjusted EBITDA (1)                                         $403        $399         $439        $383
Amounts from the Income Statements:
Less: Income Taxes                                           (21)        (36)         (58)        (28)
Less: Total Interest Expense                                (161)       (154)        (158)       (166)
Changes in Assets and Liabilities and Other
Non-Cash Items                                                37          (5)          38          45
------------------------------------------------------------------------------------------------------
Net Cash Flows from Operating Activities                    $258        $204         $261        $234
------------------------------------------------------------------------------------------------------

(1) Adjusted EBITDA was calculated as follows (Restated - See Note 22 in the Consolidated Financial Statements):

 UniSource Energy                                                   2003        2002         2001        2000
-------------------------------------------------------------------------------------------------------------
                                                                              -Millions of Dollars-

Net Income                                                         $114        $ 35         $ 63        $ 43
Amounts from the Income Statements:
  Less: Cumulative Effect of Accounting Change                      (67)          -           (1)          -
  Plus: Income Taxes                                                 12          18           49          16
  Plus: Total Interest Expense                                      167         155          159         166
  Plus: Depreciation and Amortization                               131         128          120         114
  Plus: Amortization of Transition Recovery Asset                    32          24           23          17
Plus: Depreciation included in Fuel and Other
  O&M Expense (see Note 20 of Notes to
  Consolidated Financial Statements)                                  6           6            6           5
-------------------------------------------------------------------------------------------------------------
Adjusted EBITDA                                                    $395        $366         $419        $361
-------------------------------------------------------------------------------------------------------------

TEP                                                                2003        2002         2001        2000
-------------------------------------------------------------------------------------------------------------
                                                                              -Millions of Dollars-

Net Income                                                         $129        $ 55         $ 78        $ 53
Amounts from the Income Statements:
  Less: Cumulative Effect of Accounting Change                      (67)          -           (1)          -
  Plus: Income Taxes                                                 21          36           58          28
  Plus: Total Interest Expense                                      161         154          158         166
  Plus: Depreciation and Amortization                               121         124          117         114
  Plus: Amortization of Transition Recovery Asset                    32          24           23          17
Plus: Depreciation included in Fuel and Other
  O&M Expense (see Note 20 of Notes to
  Consolidated Financial Statements)                                  6           6            6           5
-------------------------------------------------------------------------------------------------------------
Adjusted EBITDA                                                    $403        $399         $439        $383
-------------------------------------------------------------------------------------------------------------



Net Debt and Total Debt and Capital Lease Obligations--TEP

As of December 31,                         2003         2002        2001        2000
-------------------------------------------------------------------------------------
                                                   -Millions of Dollars-

Net Debt                                 $1,761       $1,783      $1,921      $1,944

Total Debt and Capital
Lease Obligations                        $1,940       $1,975      $2,005      $2,013
-------------------------------------------------------------------------------------

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

Reconciliation of Total Debt and Capital Lease Obligations to Net Debt

  As of December 31,                        2003         2002        2001        2000
-------------------------------------------------------------------------------------
                                                      -Millions of Dollars-

Long-Term Debt                           $1,126       $1,128        $802      $1,132

Current Portion -
Long-Term Debt                                2           2          330           2

-------------------------------------------------------------------------------------
Total Debt                                1,128        1,130       1,132       1,134
-------------------------------------------------------------------------------------

Capital Lease Obligations                   762          802         853         858

Current Portion -
Capital Lease Obligations                    50           43          20          21

-------------------------------------------------------------------------------------
Total Debt and
Capital Lease Obligations                 1,940        1,975       2,005       2,013
-------------------------------------------------------------------------------------

Investment in Lease Debt                   (179)        (192)        (84)        (69)
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
Net Debt                                 $1,761       $1,783      $1,921      $1,944
=====================================================================================

 ITEM 7.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Certain information in Management's Discussion and Analysis of Financial Condition and Results of Operations for UniSource Energy and TEP has been restated. For further information, see Note 22 in Notes to Consolidated Financial Statements.

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


RESULTS OF OPERATIONS
---------------------

         UniSource Energy recorded Net Income of $114 million in 2003, including an after-tax gain of $67 million for the Cumulative Effect of Accounting Change from the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143). Income Before Cumulative Effect of Accounting Change was $46 million. This compares with Net Income of $35 million in 2002 and $64 million in 2001.

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

    CONTRIBUTION BY BUSINESS SEGMENT

         The table below shows the contributions to our consolidated after-tax earnings by our four business segments, as well as parent company expenses.

Restated - See Note 22 in the Consolidated Financial Statements
                                                  2003         2002        2001
--------------------------------------------------------------------------------
         Business Segment                           - Millions of Dollars -
           TEP  (1)                               $129         $ 55        $ 78
           UES  (2)                                  3            -           -
           Millennium                              (16)         (16)         (9)
           UED                                       7            1           1
           UniSource Energy Standalone (3)          (9)          (5)         (6)
--------------------------------------------------------------------------------
                Consolidated Net Income           $114         $ 35        $ 64
================================================================================


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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    UNISOURCE ENERGY CONSOLIDATED CASH FLOWS

                                            2003          2002           2001
--------------------------------------------------------------------------------
                                                 -Millions of Dollars -
Cash provided by (used in):
 Operating Activities                      $ 260         $ 173          $ 215
 Investing Activities                       (351)         (271)          (117)
 Financing Activities                        101           (39)           (33)
--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash            $  10        $ (137)        $   65
================================================================================

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

o a $22 million increase in cash receipts from retail and wholesale energy customers, net of fuel and purchased energy costs, due to warm summer weather, an increase in TEP's retail customers and energy sales at UES;

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

----------------------------------------------------------------------------------------------------------------------------------
                                                   UniSource Energy's Contractual Obligations
                                                            - Millions of Dollars -
----------------------------------------------------------------------------------------------------------------------------------

Payments
Due in              IDBs                                                            Pension and
Years             Supported               Capital                                      Other                            Total
Ending               by        Long-       Lease                     Purchase     Postretirement       Funding       Contractual
December          Expiring      Term    Obligations    Operating   Obligations        Benefit        Commitments        Cash
31,                LOCs(1)      Debt        (2)         Leases          (3)        Obligations(4)        (5)         Obligations
----------------------------------------------------------------------------------------------------------------------------------
2004                 $  -      $ 2          $120          $ 3           $113             $  6               $ 4        $  248
2005                    -        2           120            2             97                3                 3           227
2006                  329       21           123            2             95                4                 3           577
2007                    -        1           126            2             82                4                 1           216
2008                    -       89           121            1             82                5                 -           298
----------------------------------------------------------------------------------------------------------------------------------
Total 2004 -
2008                  329      115           610           10            469               22                11         1,566
Thereafter              -      844           836            6            436              177                 -         2,299
Less: Imputed
Interest                -        -          (633)           -              -                -                 -          (633)
----------------------------------------------------------------------------------------------------------------------------------
Total                $329     $959          $813          $16           $905             $199               $11        $3,232
==================================================================================================================================

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

    INCOME TAX POSITION

         At December 31, 2003, UniSource Energy and TEP had, for federal and state income tax filing purposes, the following carryforward amounts (Restated -
 See Note 22 in the Consolidated Financial Statements):

                           UniSource Energy                    TEP
                   -------------------------------------------------------------
                         Amount         Expiring       Amount       Expiring
                   -------------------------------------------------------------
                       -Millions                    -Millions
                        of Dollars-       Year       of Dollars-       Year
--------------------------------------------------------------------------------
Net Operating Losses     $ 55           2006-2023      $ 32          2006-2009
Investment Tax Credit       8           2004-2023         8          2004-2023
AMT Credit                 88               -            85              -
--------------------------------------------------------------------------------

         Of the $55 million in NOL carryforwards, $18 million is subject to limitation. Due to a reorganization of certain Millennium entities in December, 2002, $18 million of Federal and State net operating losses are subject to limitation. The future utilization of these losses is dependant upon the generation of sufficient future taxable income at the separate company level. See Critical Accounting Policies, Deferred Tax Valuation - TEP and Millennium, below.


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

         The table below provides trend information on retail sales by major customer class and electric wholesale sales made by TEP in the last three years.

Restated - See Note 22 in the Consolidated Financial Statements

                                                        Sales                         Operating Revenue
                                            2003         2002        2001        2003        2002        2001
-------------------------------------------------------------------------------------------------------------
                                                 - Millions of kWh -               - Millions of Dollars -
Electric Retail Sales:
    Residential                            3,390        3,181       3,160       $ 310       $ 291       $ 286
    Commercial                             1,689        1,605       1,592         176         169         166
    Industrial                             2,245        2,254       2,297         160         162         162
    Mining                                   702          693       1,053          28          28          42
    Public Authorities                       250          257         257          18          19          19
-------------------------------------------------------------------------------------------------------------
Total Electric Retail Sales                8,276        7,990       8,359         692         669         675
-------------------------------------------------------------------------------------------------------------
Electric Wholesale Sales Delivered:
    Long-term Contracts                    1,199          982       1,218          31          29          24
    Other Sales                            2,165        3,035       5,515         115         125         705
    Transmission                               -            -           -           6           4           4
    Net Unrealized Gain (Loss) on
    Forward Sales of Energy                    -            -           -         (1)         (1)         188
-------------------------------------------------------------------------------------------------------------
Total Electric Wholesale Sales             3,364        4,017       6,733         151         157         921
-------------------------------------------------------------------------------------------------------------
         Total                            11,640       12,007      15,092       $ 843       $ 826      $1,596
=============================================================================================================

         2003 Compared with 2002

         Total retail kWh sales in 2003 increased by 4% compared with 2002. Hot summer weather and a 2.2% increase in the number of retail customers more than offset mild weather during the first six months of 2003. Cooling degree days increased by 9% in 2003 compared with 2002, and were up 8% compared with the 10-year average. Kilowatt-hour sales to residential customers were up 7% and kWh sales to commercial customers were up 5% in 2003, resulting from customer growth and warmer weather compared with a year ago. Revenue from sales to retail customers increased by 3% in 2003, reflecting higher kWh demand.

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

         2002 Compared with 2001

         TEP's average number of retail customers increased by 2.4%, while kWh sales to retail customers decreased by 4%. This decrease in kWh energy sales was primarily due to a 33% reduction in sales to mining customers. KWh sales to residential, commercial and industrial customers as a group remained relatively flat in 2002, despite milder temperatures.

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

         The table below shows the average cost per kWh for TEP's generating plants by fuel type.

                          2003       2002        2001
------------------------------------------------------
                             -cents per kWh-
Coal                      1.65       1.65        1.65

Gas                       7.40       4.45        7.05

All fuels                 1.87       1.83        2.13

-------------------------------------------------------

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

       Restated - See Note 22 in the Consolidated Financial Statements


                       Future Estimated          Unamortized
                       TRA Amortization          TRA Balance
                             -Millions of Dollars-
------------------------------------------------------------
       2004             $  49                   $  225
       2005                57                      168
       2006                66                      102
       2007                76                       26
       2008                26                        -
------------------------------------------------------------

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

         TRA amortization increased by $2 million in 2002 compared with 2001.

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

         See Critical Accounting Policies, TEP- Payment Defaults and Allowances for Doubtful Accounts, below.


LIQUIDITY AND CAPITAL RESOURCES

   TEP CASH FLOWS

         TEP's capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt and capital lease obligations. As shown in the chart below, during the last three years, TEP had sufficient cash available after capital expenditures, scheduled debt payments and capital lease obligations to provide for other investing and financing activities:

                                                  2003        2002         2001
--------------------------------------------------------------------------------
                                                   -Millions of Dollars -
Cash from Operations                             $ 258        $ 204       $ 261
   Capital Expenditures                           (122)        (103)       (104)
   Debt Maturities                                  (2)          (2)         (2)
   Retirement of Capital Lease Obligations         (43)         (20)        (26)
--------------------------------------------------------------------------------
Net Cash Flows Available after Required Payments  $ 91       $   79       $ 129
================================================================================

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

         Investments in Springerville Lease Debt and Equity


                   Principal                                      Average Coupon
Date                 Amount               Debt Purchased                    Rate
--------------------------------------------------------------------------------
January 2002    $ 96 million     Springerville Coal Handling Lease Debt    14.3%
May 2002           3 million     Springerville Unit 1 Lease Debt           10.7%
September 2002    33 million     Springerville Unit 1 Lease Debt           10.6%
--------------------------------------------------------------------------------

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

                                           Current Rate /           Range of
                                                Fee              Rates / Fees
--------------------------------------------------------------------------------
Revolving Credit Facility
o        Commitment Fee                       0.35%            0.25% to 0.40%
o        Borrowing Rate (spread over LIBOR)   4.00%            3.50% to 4.25%
Tranche A LOCs (including LOC Fronting Fee)   4.25%            3.75% to 4.50%
Tranche B LOCs (including LOC Fronting Fee)   5.75%                 5.75%
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------------------------------------------
Payments
Due in                                                                                   Pension
Years               IDBs                   Capital                                      and Other           Total
Ending           Supported by   Long-       Lease                       Purchase      Postretirement     Contractual
December          Expiring      Term     Obligations     Operating     Obligations       Benefit             Cash
31,               LOCs (1)      Debt         (2)          Leases           (3)          Obligations      Obligations
--------------------------------------------------------------------------------------------------------------------
2004               $  -       $   2        $ 120           $ 1             $  91          $   5         $   219
2005                  -           2          120             1                90              3             216
2006                329          21          122             1                87              4             564
2007                  -           1          127             1                77              4             210
2008                  -          29          120             1                77              5             232
--------------------------------------------------------------------------------------------------------------------
Total 2004 -        329          55          609             5               422             21           1,441
2008
Thereafter            -         744          836             1               424            177           2,182
Less: Imputed         -           -         (633)            -                 -              -            (633)
Interest
--------------------------------------------------------------------------------------------------------------------
Total              $329       $ 799        $ 812           $ 6             $ 846          $ 198         $ 2,990
====================================================================================================================

See UniSource Energy Consolidated, Liquidity and Capital Resources, Contractual Obligations, above, for a description of these obligations.

                                             TEP's Capital Lease Obligations
                                                 - Millions of Dollars -
--------------------------------------------------------------------------------------------------------------------
                                          Springerville                                              Total Capital
Payments Due in Years     Springerville        Coal       Sundt Unit    Springerville   Rail Car         Lease
Ending December 31,          Unit 1          Handling          4           Common         Lease       Obligations
--------------------------------------------------------------------------------------------------------------------
2004                          $  86           $  16        $  13            $   4          $  1           $ 120
2005                             86              17           12                5             -             120
2006                             85              22           10                5             -             122
2007                             85              24           12                6             -             127
2008                             85              18           12                5             -             120
--------------------------------------------------------------------------------------------------------------------
Total 2004 - 2008               427              97           59               25             1             609
Thereafter                      521             129           27              159             -             836
Less: Imputed Interest         (464)            (97)         (15)             (57)            -            (633)
--------------------------------------------------------------------------------------------------------------------
Total                         $ 484           $ 129        $  71            $ 127          $  1           $ 812
====================================================================================================================

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

         TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of December 31, 2003, the required minimum net worth was $326 million. TEP's actual net worth at December 31, 2003 was $406 million, and was $376 million as defined for the purposes of the Credit Agreement. As of December 31, 2003, TEP was in compliance with the terms of the Credit Agreement. Under the terms of the Credit Agreement, dividends and certain investments in affiliates may not exceed 65% of TEP's net income, so long as the Tranche B LOCs are outstanding. See Financing Activities
- TEP Credit Agreement, above.

         The ACC Holding Company Order stated that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's common equity equals 37.5% of total capitalization (excluding capital lease obligations). The Citizens Settlement Agreement, as approved by the ACC, modified this dividend limitation so that it will remain in place until TEP's common equity equals 40% of total capitalization (excluding capital lease obligations). As of December 31, 2003, TEP's common equity (as determined by the ACC for the purpose of this limitation) equaled 26% of total capitalization (excluding capital lease obligations).

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

         UNS Electric

         The table below shows UNS Electric's kWh sales and revenues for the period August 11, 2003 to December 31, 2003.

                                                               Sales           Operating Revenue
------------------------------------------------------------------------------------------------
For the Period August 11 - December 31,                        2003                         2003
------------------------------------------------------------------------------------------------
Electric Retail Sales:                            -Millions of kWh-        -Millions of Dollars-
  Residential                                                   302                          $30
  Commercial                                                    153                           16
  Industrial                                                     59                            4
  Other                                                          47                            5
-------------------------------------------------------------------------------------------------
Total Electric Retail Sales                                     561                          $55
=================================================================================================

         UNS Gas

         The table below shows UNS Gas' therm sales and revenues for the period August 11, 2003 to December 31, 2003.

                                                               Sales           Operating Revenue
------------------------------------------------------------------------------------------------
For the Period August 11 - December 31,                        2003                         2003
------------------------------------------------------------------------------------------------
Retail Therm Sales:                            -Millions of Therms-        -Millions of Dollars-
  Residential                                                    25                          $25
  Commercial                                                     12                           11
  Industrial                                                      1                            1
  Public Authority                                                3                            2
------------------------------------------------------------------------------------------------
Total Retail Therm Sales                                         41                           39
Transport                                                         -                            1
Negotiated Sales Program (NSP)                                   13                            7
------------------------------------------------------------------------------------------------
Total                                                            54                          $47
================================================================================================


         Through a Negotiated Sales Program (NSP) approved by the ACC, UNS Gas supplies natural gas to some of its large transportation customers. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the Purchased Gas Adjustor (PGA) mechanism which reduces the gas commodity price.


    FACTORS AFFECTING RESULTS OF OPERATIONS
    ---------------------------------------

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

                   Required         Actual
Company           Net Worth        Net Worth
-------------------------------------------------------------
                    -Millions of Dollars-
UES                 $50               $90
UNS Gas              43                53
UNS Electric         26                37
-------------------------------------------------------------

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

                                                                       2003         2002        2001
---------------------------------------------------------------------------------------------------------
                                                                            -Millions of Dollars -
    Technology Investments
      Global Solar and IPS
         Research & Development Contract Revenues from Third Parties   $   1       $    1       $   2
         Research & Development Contract Expenses & Losses                (5)          (2)         (5)
         Research & Development - Internal Development Expenses           (2)          (7)         (4)
         Depreciation & Amortization Expense                              (3)          (3)         (2)
         Administrative & Other Costs                                     (8)         (11)         (9)
         Income Tax Benefits                                               7            9           7
---------------------------------------------------------------------------------------------------------
      Total Global Solar and IPS Net Loss                                (10)         (13)        (11)
    MicroSat and ITN Energy Systems Inc. Net Loss                         (1)          (1)         (3)
---------------------------------------------------------------------------------------------------------
      Total Technology Investments Net Loss                              (11)         (14)        (14)
    Nations Energy and Other Millennium Investments Net (Loss) Income     (5)          (2)          5
---------------------------------------------------------------------------------------------------------
      Total Millennium Loss, after-tax                                 $ (16)      $  (16)      $  (9)
=========================================================================================================

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

         Millennium consolidates the results of SES, MEG, Powertrusion and Nations Energy. Millennium uses the equity method to reflect its investment in Haddington, Valley Ventures, and Sabinas. Sabinas, however, accounts for its investment in Mimosa under the cost method.

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

      Global Solar and MicroSat have commitments to incur future expenses relating to government contracts. The following is a table of remaining government contract commitments at:

                                          December 31,
                          2003         2002            2001
------------------------------------------------------------------
                                -Millions of Dollars-

Global Solar             $   1        $   3            $  -
MicroSat                     -            6               8
------------------------------------------------------------------
Total                    $   1        $   9            $  8
==================================================================

                      UNISOURCE ENERGY DEVELOPMENT COMPANY


RESULTS OF OPERATIONS
---------------------

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


         TEP

          In November 1999, upon approval by the ACC of the TEP Settlement Agreement relating to recovery of TEP's transition costs and standard retail rates, TEP discontinued application of FAS 71 to its generation operations. TEP's transmission and distribution regulatory assets, net of regulatory liabilities, total $285 million at December 31, 2003, $21 million of which is not presently included in the rate base and consequently is not earning a return on investment.

         TEP continues to apply FAS 71 to its regulated business, distribution and transmission, and continues to assess whether it can apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense and would write off its regulatory liabilities as income on its income statement. Based on regulatory asset and liability balances at December 31, 2003, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary loss, after-tax, of approximately $172 million. While regulatory orders and market conditions may affect TEP's cash flows, its cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of that regulatory asset.

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

         See Market Risks - Commodity Price Risk in Item 7A.

    UNBILLED REVENUE - TEP AND UES

         TEP's and UES' retail revenues include an estimate of MWhs/therms delivered but unbilled at the end of each period. Unbilled revenues are dependent upon a number of factors that require management's judgment including estimates of retail sales and customer usage patterns. The unbilled revenue is estimated by comparing the estimated MWhs/therms delivered to the MWhs/therms billed to TEP and UES retail customers. The excess of MWhs/therms delivered over MWhs/therms billed is then allocated to the retail customer classes based on estimated usage by each customer class. TEP and UES then record revenue for each customer class based on the various bill rates for each customer class. Due to the seasonal fluctuations of TEP's actual load, the unbilled revenue amount increases during the spring and summer months and decreases during the fall and winter months. The unbilled revenue amount for UES gas sales increases during the fall and winter months and decreases during the spring and summer months, whereas, the unbilled revenue amount for UES electric sales increases during the spring and summer months and decreases during the fall and winter months.

         During the second quarter of 2004, we determined that the kWh information used to estimate kWhs delivered to TEP's customers was, in general, understated. Additionally, we determined that TEP's existing method of pricing computed unbilled kWh sales quantities among customer classes was weighting usage by lower-priced customers too heavily and weighting usage by higher-priced customers too lightly. For TEP, the price paid by customers varies from a low of
3.7 cents per kWh for interruptible industrial load to a high of 13 cents per kWh for small commercial customers, so that allocations among customer classes are a significant element of unbilled revenues. Effective with the second quarter of 2004, we changed the estimation methodology used to quantify unbilled kWh sales and price the computed unbilled kWh sales quantities to more accurately reflect actual usage and restated prior periods.

         Under the revised estimation methodology, unbilled sales are estimated for the month by reviewing the meter reading schedule and determining the number of billed and unbilled kWhs for each cycle. Current month unbilled kWhs are allocated by customer class. New unbilled revenue amounts are recorded and unbilled revenue estimates from the prior month are reversed. The primary difference between the prior estimation method and the current method results from the reversal of the prior month's accrued unbilled revenue rather than a methodology that had the effect of reversing unbilled kWhs, and a more precise application of the current rates by customer class to kWhs unbilled at the end of each month.


    PLANT ASSET DEPRECIABLE LIVES - TEP AND UES

         We calculate depreciation expense based on our estimate of the useful lives of our plant assets. The estimated useful lives, and resulting depreciation rates, used to calculate depreciation expense for the transmission and distribution businesses of both UES and TEP have been approved by the ACC in prior rate decisions. Depreciation rates for transmission and distribution cannot be changed without ACC approval; however, TEP's rates may change in the future as a result of the TEP General Rate Case filed in June 2004. We are currently reviewing the estimated useful lives of all our assets due to a variety of factors including TEP's need to file a depreciation study as part of the June 2004 General Rate Case, the construction of Springerville Unit 3 and the related environmental upgrades being made to Springerville Unit 2, new information received from the operators of the remote generating stations, and information received in connection with an analysis of FAS 143 retirement obligations. See Item 1. -Business, TEP Electric Utility operations, Rates and Regulations. The ACC is currently reviewing the status of electric competition rules.

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


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------

         This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. UniSource Energy and TEP are including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or for UniSource Energy or TEP in this Annual Report on Form 10-K/A. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not statements of historical facts. Forward-looking statements may be identified by the use of words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of UniSource Energy or TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, UniSource Energy and TEP disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

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


ITEM 7A.-- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------


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

                                            Unrealized Gain (Loss) of MEG's Trading Activities
                                                         - Millions of Dollars -
                                     -------------------------------------------------------------
Source of Fair Value                 Maturity       Maturity     Maturity over   Total Unrealized
At December 31, 2003                0 - 6 mos.     6 - 12 mos.       1 yr.          Gain (Loss)
--------------------------------------------------------------------------------------------------
Prices actively quoted              $(0.8)          $(0.9)           $  -             $(1.7)
Prices based on models and
  other valuation methods             1.1             1.5             0.3               2.9
--------------------------------------------------------------------------------------------------
Total                               $ 0.3           $ 0.6            $0.3             $ 1.2
==================================================================================================

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



ITEM 8.-- CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

         See Item 15 for a list of the Consolidated Financial Statements that are included in the following pages. See Note 20 of the Notes to Consolidated Financial Statements.

            Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors and Stockholders of Tucson Electric Power Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) presents fairly, the financial position of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company and its subsidiaries (TEP) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's and TEP's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 22 to the consolidated financial statements, the Company and TEP have restated their financial statements for unbilled revenue as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003.

As discussed in Note 5 to the consolidated financial statements, the Company and TEP changed the manner in which they account for asset retirement costs as of January 1, 2003. As discussed in Note 7 to the consolidated financial statements, the Company and TEP changed their method of accounting for derivative instruments as of January 1, 2001.


PricewaterhouseCoopers LLP
February 20, 2004, except for Note 22, as to which the date is August 19, 2004


UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Restated See Note 22)
                                                                                              Years Ended December 31,
                                                                                     2003*              2002*              2001*
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              - Thousands of Dollars -
Operating Revenues
  Electric Retail Sales                                                          $746,578          $ 668,721          $ 675,173
  Electric Wholesale Sales                                                        151,111            157,108            921,280
  Gas Revenue                                                                      46,520                  -                  -
  Other Revenues                                                                   28,546             13,747             16,851
-------------------------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                                                      972,755            839,576          1,613,304
-------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
  Fuel                                                                            210,163            209,712            258,761
  Purchased Energy                                                                131,147             43,171            731,623
  Coal Contract Termination Fee                                                         -             11,250                  -
  Other Operations and Maintenance                                                217,930            188,910            179,036
  Depreciation and Amortization                                                   130,643            127,923            120,346
  Amortization of Transition Recovery Asset                                        31,752             24,489             22,536
  Taxes Other Than Income Taxes                                                    48,115             45,508             46,213
-------------------------------------------------------------------------------------------------------------------------------
    Total Operating Expenses                                                      769,750            650,963          1,358,515
-------------------------------------------------------------------------------------------------------------------------------
      Operating Income                                                            203,005            188,613            254,789
-------------------------------------------------------------------------------------------------------------------------------

Other Income (Deductions)
  Interest Income                                                                  20,493             20,654             14,600
  Other Income                                                                      7,306              6,200             16,632
  Other Expense                                                                    (5,620)            (8,026)           (14,964)
-------------------------------------------------------------------------------------------------------------------------------
    Total Other Income (Deductions)                                                22,179             18,828             16,268
-------------------------------------------------------------------------------------------------------------------------------

Interest Expense
  Long-Term Debt                                                                   80,844             65,620             68,678
  Interest on Capital Leases                                                       84,080             87,801             90,559
  Other Interest Expense, Net of Amounts Capitalized                                1,708              1,130               (658)
-------------------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                                        166,632            154,551            158,579
-------------------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes and Cumulative Effect of Accounting Change              58,552             52,890            112,478
  Income Taxes                                                                     12,082             17,962             49,109

Income Before Cumulative Effect of Accounting Change                               46,470             34,928             63,369
Cumulative Effect of Accounting Change - Net of Tax                                67,471                  -                470
-------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                      $ 113,941           $ 34,928           $ 63,839
===============================================================================================================================

Average Shares of Common Stock Outstanding (000)                                   33,828             33,665             33,398
===============================================================================================================================

Basic Earnings per Share
  Income Before Cumulative Effect of Accounting Change                              $1.38              $1.04              $1.90
  Cumulative Effect of Accounting Change - Net of Tax                               $1.99                  -              $0.01
  Net Income                                                                        $3.37              $1.04              $1.91
===============================================================================================================================

Diluted Earnings per Share
  Income Before Cumulative Effect of Accounting Change                              $1.35              $1.02              $1.86
  Cumulative Effect of Accounting Change - Net of Tax                               $1.97                  -              $0.01
  Net Income                                                                        $3.32              $1.02              $1.87
===============================================================================================================================

Dividends Paid per Share                                                            $0.60              $0.50              $0.40
===============================================================================================================================

See Notes to Consolidated Financial Statements.

* Certain amounts have been restated. See Note 22.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                         Years Ended December 31,
                                                                                   2003            2002           2001
----------------------------------------------------------------------------------------------------------------------
                                                                                        - Thousands of Dollars -
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales                                    $ 814,425       $ 731,404       $731,379
  Cash Receipts from Electric Wholesale Sales                                   203,717         248,305        760,258
  Cash Receipts from Gas Sales                                                   38,171               -              -
  Other Cash Receipts                                                             7,155          23,087         21,643
  MEG Cash Receipts from Trading Activity                                       101,368          57,889             49
  UED Springerville 3 Financial Closing Proceeds                                 43,265               -              -
  Interest Received                                                              22,428          13,820         14,747
  Income Tax Refunds Received                                                    17,093             921             59
  Performance Deposits                                                           (3,124)          6,147         (8,629)
  Fuel Costs Paid                                                              (204,920)       (201,124)      (262,283)
  Purchased Energy Costs Paid                                                  (185,647)       (135,320)      (544,472)
  Wages Paid, Net of Amounts Capitalized                                        (82,482)        (75,479)       (71,043)
  Payment of Other Operations and Maintenance Costs                            (120,165)       (126,623)      (127,345)
  MEG Cash Payments for Trading Activity                                       (100,963)        (63,766)             -
  Capital Lease Interest Paid                                                   (74,865)        (68,975)       (79,745)
  Taxes Paid, Net of Amounts Capitalized                                       (110,391)       (106,550)      (105,484)
  Interest Paid, Net of Amounts Capitalized                                     (73,565)        (62,241)       (64,814)
  Income Taxes Paid                                                              (6,716)        (29,238)       (38,951)
  Coal Contract Termination and Amendment Fees Paid                                   -         (26,649)             -
  Deposit-Second Mortgage Indenture                                             (17,040)              -              -
  Other                                                                          (8,102)        (12,645)        (9,990)
----------------------------------------------------------------------------------------------------------------------
    Net Cash Flows - Operating Activities                                       259,642         172,963        215,379
----------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Capital Expenditures                                                         (137,282)       (112,706)      (121,735)
  Purchase of Citizens Assets                                                  (223,430)              -              -
  Proceeds from Investment in Springerville Lease Debt and Equity                12,078           3,078              -
  Payments for Investment in Springerville Lease Debt and Equity                      -        (138,067)       (13,000)
  Investments in and Loans to Equity Investees                                   (2,072)        (23,592)       (18,474)
  Proceeds from the Sale of Millennium Energy Businesses                              -               -         16,631
  Return of Nations Energy's Construction Deposits                                    -               -         15,574
  Proceeds from the Sale of Real Estate                                               -               -          6,580
  Other                                                                             (26)            397         (2,423)
----------------------------------------------------------------------------------------------------------------------
    Net Cash Flows - Investing Activities                                      (350,732)       (270,890)      (116,847)
----------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Proceeds from Borrowings under the Revolving Credit Facility                   45,000               -              -
  Payments on Borrowings under the Revolving Credit Facility                    (45,000)              -              -
  Proceeds from Issuance of Short-Term Debt                                      36,125           1,194            793
  Repayments of Short-Term Debt                                                 (35,960)         (1,078)          (252)
  Proceeds from Issuance of Long-Term Debt                                      160,000               -              -
  Repayment of Long-Term Debt                                                    (2,976)         (2,138)        (1,871)
  Payment of Debt Issue Costs                                                    (3,283)         (5,410)             -
  Payments on Capital Lease Obligations                                         (42,657)        (19,842)       (26,015)
  Common Stock Dividends Paid                                                   (20,208)        (16,806)       (13,376)
  Other                                                                          10,387           4,781          7,339
----------------------------------------------------------------------------------------------------------------------
    Net Cash Flows - Financing Activities                                       101,428         (39,299)       (33,382)
----------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                             10,338        (137,226)        65,150
Cash and Cash Equivalents, Beginning of Year                                     90,928         228,154        163,004
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                        $ 101,266        $ 90,928       $228,154
======================================================================================================================

See Note 20 for supplemental cash flow information.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS (Restated See Note 22)
                                                                                           December 31,
                                                                                      2003*                2002*
---------------------------------------------------------------------------------------------------------------
ASSETS                                                                              - Thousands of Dollars -
Utility Plant
  Plant in Service                                                               $ 2,899,305         $ 2,598,884
  Utility Plant under Capital Leases                                                748,239             747,556
  Construction Work in Progress                                                     105,804              59,926
---------------------------------------------------------------------------------------------------------------
    Total Utility Plant                                                           3,753,348           3,406,366
  Less Accumulated Depreciation and Amortization                                 (1,262,962)         (1,178,547)
  Less Accumulated Amortization of Capital Lease Assets                            (421,171)           (391,915)
---------------------------------------------------------------------------------------------------------------
    Total Utility Plant - Net                                                     2,069,215           1,835,904
---------------------------------------------------------------------------------------------------------------

Investments and Other Property
  Investments in Lease Debt and Equity                                              178,789             191,867
  Other                                                                             109,570             123,238
---------------------------------------------------------------------------------------------------------------
    Total Investments and Other Property                                            288,359             315,105
---------------------------------------------------------------------------------------------------------------

Current Assets
  Cash and Cash Equivalents                                                         101,266              90,928
  Trade Accounts Receivable                                                          97,904              83,102
  Unbilled Accounts Receivable                                                       53,590              31,447
  Allowance for Doubtful Accounts                                                   (11,522)             (9,062)
  Materials and Fuel Inventory                                                       58,299              46,657
  Trading Assets                                                                     21,507              15,150
  Current Regulatory Assets                                                          12,129              11,778
  Deferred Income Taxes - Current                                                    15,925              15,917
  Interest Receivable - Current                                                      11,561              12,178
  Other                                                                              21,117              15,762
---------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                            381,776             313,857
---------------------------------------------------------------------------------------------------------------

Regulatory and Other Assets
  Transition Recovery Asset                                                         274,182             305,934
  Income Taxes Recoverable Through Future Revenues                                   49,849              57,044
  Other Regulatory Assets                                                            12,327              10,504
  Other Assets                                                                       46,594              47,606
---------------------------------------------------------------------------------------------------------------
    Total Regulatory and Other Assets                                               382,952             421,088
---------------------------------------------------------------------------------------------------------------

Total Assets                                                                    $ 3,122,302         $ 2,885,954
===============================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                                                             $ 556,472           $ 456,640
  Capital Lease Obligations                                                         762,968             801,611
  Long-Term Debt                                                                  1,286,320           1,128,963
---------------------------------------------------------------------------------------------------------------
    Total Capitalization                                                          2,605,760           2,387,214
---------------------------------------------------------------------------------------------------------------

Current Liabilities
  Current Obligations under Capital Leases                                           50,269              42,960
  Current Maturities of Long-Term Debt                                                1,742               1,840
  Accounts Payable                                                                   65,745              48,934
  Interest Accrued                                                                   62,927              60,238
  Trading Liabilities                                                                18,753              10,255
  Taxes Accrued                                                                      50,625              41,524
  Accrued Employee Expenses                                                          16,081              13,644
  Other                                                                              15,839               7,659
---------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                       281,981             227,054
---------------------------------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                                                 96,270              39,051
  Net Cost of Removal for Interim Retirements                                        60,998              54,748
  Accrued Asset Retirement Obligation                                                     -             112,807
  Other                                                                              77,293              65,080
---------------------------------------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities                                    234,561             271,686
---------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 15)
---------------------------------------------------------------------------------------------------------------

Total Capitalization and Other Liabilities                                      $ 3,122,302         $ 2,885,954
===============================================================================================================

See Notes to Consolidated Financial Statements.

* Certain amounts have been restated. See Note 22.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION (Restated See Note 22)
                                                                                                               December 31,
                                                                                                         2003 (1)          2002 (1)
----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY                                                                                     - Thousands of Dollars -

  Common Stock--No Par Value                                                                          $ 668,022         $ 664,103
                                                                 2003                 2002
                                                              -------------------------------
    Shares Authorized                                         75,000,000           75,000,000
    Shares Outstanding                                        33,787,941           33,578,959
  Accumulated Deficit                                                                                  (109,706)         (203,439)
  Accumulated Other Comprehensive Loss                                                                   (1,844)           (4,024)
----------------------------------------------------------------------------------------------------------------------------------
           Total Common Stock Equity                                                                    556,472           456,640
----------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK
  No Par Value, 1,000,000 Shares Authorized, None Outstanding                                                 -                 -
----------------------------------------------------------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
  Springerville Unit 1                                                                                  484,219           503,237
  Springerville Coal Handling Facilities                                                                129,415           132,333
  Springerville Common Facilities                                                                       125,717           126,277
  Sundt Unit 4                                                                                           72,196            81,268
  Other Leases                                                                                            1,690             1,456
----------------------------------------------------------------------------------------------------------------------------------
        Total Capital Lease Obligations                                                                 813,237           844,571
        Less Current Maturities                                                                         (50,269)          (42,960)
----------------------------------------------------------------------------------------------------------------------------------
          Total Long-Term Capital Lease Obligations                                                     762,968           801,611
----------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT
                Issue                                        Maturity         Interest Rate
----------------------------------------------------------------------------------------------------------------------------------
  First Mortgage Bonds
    Corporate                                                  2009              8.50%                   27,000            27,365
    Industrial Development Revenue Bonds (IDBs)            2006 - 2008      6.10% to 7.50%               54,875            56,600
    First Collateral Trust Bonds                               2008              7.50%                  138,300           138,300
  Second Mortgage IDBs*                                    2018 - 2022         Variable**               328,600           328,600
  Unsecured IDBs                                           2020 - 2033       5.85% to 7.13%             579,270           579,270
  Senior Unsecured Notes                                   2008 - 2015       6.23% to 7.61%             160,000                 -
  Other Long-Term Debt                                                                                       17               668
----------------------------------------------------------------------------------------------------------------------------------
        Total Stated Principal Amount                                                                 1,288,062         1,130,803
        Less Current Maturities                                                                          (1,742)           (1,840)
----------------------------------------------------------------------------------------------------------------------------------
          Total Long-Term Debt                                                                        1,286,320         1,128,963
----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                                $ 2,605,760       $ 2,387,214
==================================================================================================================================

*The Second Mortgage IDBs are backed by $341 million of LOCs (Tranche A and Tranche B) under TEP's Credit Agreement.  TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds.  At December 31, 2003 and 2002, the annual LOC fees (including fronting fees) were 4.25% of the Tranche A commitment and 5.75% of the Tranche B commitment.

**Weighted average interest rates on variable rate tax-exempt debt (IDBs) ranged from 0.78% to 1.88% during 2003 and 2002, and the average interest rate on such debt was 1.07% in 2003 and 1.41% in 2002.

Unisource Energy also has stock options outstanding.  See Note 18.

See Notes to Consolidated Financial Statements.

(1)  Certain amounts have been restated. See Note 22.


UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Restated See Note 22)

                                                                                                                        Accumulated
                                                           Common                       Accumulated      Other             Total
                                                            Shares          Common       Earnings      Comprehensive   Stockholders'
                                                         Outstanding*       Stock        (Deficit)(1)    Income (Loss)     Equity(1)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      - In Thousands -

Balances at December 31, 2000                                33,219   657,507         $ (283,370)       $      -        $ 374,137
         Effect on Prior Periods of Restatement                                           11,346                           11,346
                                                                                     --------------                --------------
Balance at December 31, 2000 as Restated                                                (272,024)                         385,483


Comprehensive Income (Loss):
    2001 Net Income                                               -         -             63,839               -           63,839

    Cumulative Effect of Accounting Change
    (net of $9,179,000 income tax benefit)                        -         -                  -         (13,827)         (13,827)

         Reversal of Unrealized Loss on Cash Flow Hedges
         included in Cumulative Effect of Accounting Change
         (net of $9,179,000 income tax expense)                   -         -                  -          13,827           13,827

    Unrealized Loss on Cash Flow Hedges
    (net of $5,537,000 income tax benefit)                        -         -                  -          (8,340)          (8,340)

         Reversal of Unrealized Loss on Cash Flow Hedges
         (net of $5,537,000 income tax expense)                   -         -                  -           8,340            8,340


                                                                                                                    ----------------
Total Comprehensive Income                                                                                                 63,839
                                                                                                                    ----------------

    Dividends Declared                                            -         -            (13,376)              -          (13,376)
    Shares Issued under Stock Compensation Plans                113     2,210                  -               -            2,210
    Shares Purchased by Deferred Compensation
            Trust Less Distributions                             (7)     (215)                 -               -             (215)
    Shares Issued for Stock Options                             177     2,589                  -               -            2,589
    Other                                                         -       603                  -               -              603
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                                33,502   662,694           (221,561)              -          441,133

Comprehensive Income:
    2002 Net Income                                               -         -             34,928               -           34,928

    Minimum Pension Liability
    (net of $2,639,000 income tax benefit)                        -         -                  -          (4,024)          (4,024)

                                                                                                                    ----------------
Total Comprehensive Income                                                                                                 30,904
                                                                                                                    ----------------

    Dividends Declared                                            -         -            (16,806)              -          (16,806)
    Shares Issued under Stock Compensation Plans                  9        80                  -               -               80
    Shares Distributed by Deferred Compensation Trust             3        48                  -               -               48
    Shares Issued for Stock Options                              65       934                  -               -              934
    Other                                                         -       347                  -               -              347
------------------------------------------------------------------------------------------------------------------------------------


Balances at December 31, 2002                                33,579   664,103           (203,439)         (4,024)         456,640

Comprehensive Income:
    2003 Net Income                                               -         -            113,941               -          113,941

    Minimum Pension Liability Adjustment
    (net of $1,430,000 income tax expense)                        -         -                  -           2,180            2,180

Total Comprehensive Income                                                                                                116,121

    Dividends Declared                                            -         -            (20,208)              -          (20,208)
    Shares Issued under Stock Compensation Plans                  7        55                  -               -               55
    Shares Distributed by Deferred Compensation Trust             3        52                  -               -               52
    Shares Issued for Stock Options                             199     3,489                  -               -            3,489
    Other                                                         -       323                  -               -              323
---------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2003                                33,788 $ 668,022          $(109,706)       $ (1,844)       $ 556,472
=================================================================================================================================

* UniSource Energy has 75 million authorized shares of common stock.

We describe limitations on our ability to pay dividends in Note 12.

See Notes to Consolidated Financial Statements.

(1)  Certain amounts have been restated. See Note 22.


TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Restated See Note 22)
                                                                                            Years Ended December 31,
                                                                                          2003*            2002*            2001*
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          - Thousands of Dollars -
Operating Revenues
  Electric Retail Sales                                                              $ 691,503        $ 668,721        $ 675,173
  Electric Wholesale Sales                                                             151,030          157,108          921,280
  Other Revenues                                                                         9,018            8,618            8,508
---------------------------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                                                           851,551          834,447        1,604,961
---------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
  Fuel                                                                                 210,163          209,712          258,761
  Purchased Power                                                                       65,127           43,171          731,623
  Coal Contract Termination Fee                                                              -           11,250                -
  Other Operations and Maintenance                                                     170,086          163,616          158,118
  Depreciation and Amortization                                                        121,037          124,054          117,063
  Amortization of Transition Recovery Asset                                             31,752           24,489           22,536
  Taxes Other Than Income Taxes                                                         42,388           44,228           45,047
---------------------------------------------------------------------------------------------------------------------------------
    Total Operating Expenses                                                           640,553          620,520        1,333,148
---------------------------------------------------------------------------------------------------------------------------------
      Operating Income                                                                 210,998          213,927          271,813
---------------------------------------------------------------------------------------------------------------------------------

Other Income (Deductions)
  Interest Income                                                                       20,328           20,094           11,910
  Interest Income - Note Receivable from UniSource Energy                               10,242            9,329            9,330
  Other Income                                                                           3,272            4,102            2,925
  Other Expense                                                                         (1,604)          (1,779)          (2,626)
---------------------------------------------------------------------------------------------------------------------------------
    Total Other Income (Deductions)                                                     32,238           31,746           21,539
---------------------------------------------------------------------------------------------------------------------------------

Interest Expense
  Long-Term Debt                                                                        76,585           65,620           68,678
  Interest on Capital Leases                                                            84,053           87,783           90,506
  Other Interest Expense, Net of Amounts Capitalized                                        66              446             (685)
---------------------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                                             160,704          153,849          158,499
---------------------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes and
Cumulative Effect of Accounting Change                                                  82,532           91,824          134,853
  Income Taxes                                                                          21,090           36,434           57,545
---------------------------------------------------------------------------------------------------------------------------------

Income Before Cumulative Effect of Accounting Change                                    61,442           55,390           77,308

Cumulative Effect of Accounting Change - Net of Tax                                     67,471                -              470
---------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                           $ 128,913         $ 55,390         $ 77,778
=================================================================================================================================

See Notes to Consolidated Financial Statements.

*Certain amounts have been restated. See Note 22.


TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                            Years Ended December 31,
                                                                                  2003            2002            2001
----------------------------------------------------------------------------------------------------------------------
                                                                                            - Thousands of Dollars -
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales                                    $ 753,424       $ 731,404      $ 731,379
  Cash Receipts from Electric Wholesale Sales                                   203,644         248,305        760,258
  Interest Received                                                              22,049          13,288         11,894
  Interest Received from UniSource Energy                                        19,571               -          9,330
  Income Tax Refunds Received                                                    16,926             921              -
  Fuel Costs Paid                                                              (204,920)       (201,124)      (262,283)
  Purchased Power Costs Paid                                                   (119,635)       (135,320)      (544,472)
  Wages Paid, Net of Amounts Capitalized                                        (63,409)        (60,871)       (61,839)
  Payment of Other Operations and Maintenance Costs                             (99,530)       (105,844)       (98,628)
  Capital Lease Interest Paid                                                   (74,851)        (68,911)       (79,663)
  Taxes Paid, Net of Amounts Capitalized                                       (100,622)       (101,866)      (101,729)
  Interest Paid, Net of Amounts Capitalized                                     (73,071)        (62,209)       (64,830)
  Income Taxes Paid                                                              (5,230)        (29,109)       (38,950)
  Coal Contract Termination and Amendment Fees Paid                                   -         (26,649)             -
  Deposit-Second Mortgage Indenture                                             (17,040)              -              -
  Other                                                                             482           1,502            702
----------------------------------------------------------------------------------------------------------------------
    Net Cash Flows - Operating Activities                                       257,788         203,517        261,169
----------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Capital Expenditures                                                         (121,854)       (103,307)      (103,913)
  Proceeds from Investment in Springerville Lease Debt and Equity                12,078           3,078              -
  Payments for Investment in Springerville Lease Debt and Equity                      -        (138,067)       (15,167)
  Purchase of North Loop Gas Turbine from UED                                         -         (14,853)             -
  Proceeds from the Sale of Real Estate                                               -               -          6,580
  Other                                                                            (670)         (1,193)          (274)
----------------------------------------------------------------------------------------------------------------------
    Net Cash Flows - Investing Activities                                      (110,446)       (254,342)      (112,774)
----------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Proceeds from Borrowings under Revolving Credit Facility                       45,000               -              -
  Payments on Borrowings under Revolving Credit Facility                        (45,000)              -              -
  Repayments of Long-Term Debt                                                   (2,090)         (2,114)        (1,871)
  Payment of Debt Issue Costs                                                      (788)         (5,410)             -
  Dividends Paid to UniSource Energy                                            (80,000)        (35,000)       (50,000)
  Payments on Capital Lease Obligations                                         (42,553)        (19,544)       (25,875)
  Other                                                                         (12,427)          8,991            319
----------------------------------------------------------------------------------------------------------------------
    Net Cash Flows - Financing Activities                                      (137,858)        (53,077)       (77,427)
----------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                              9,484        (103,902)        70,968
Cash and Cash Equivalents, Beginning of Year                                     55,778         159,680         88,712
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                         $ 65,262        $ 55,778      $ 159,680
======================================================================================================================

See Note 20 for supplemental cash flow information.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS (Restated See Note 22)
                                                                                              December 31,
                                                                                            2003*               2002*
----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                  - Thousands of Dollars -
Utility Plant
  Plant in Service                                                                   $ 2,681,133         $ 2,598,884
  Utility Plant under Capital Leases                                                      747,533             747,556
  Construction Work in Progress                                                            82,210              59,926
----------------------------------------------------------------------------------------------------------------------
    Total Utility Plant                                                                 3,510,876           3,406,366
  Less Accumulated Depreciation and Amortization                                       (1,257,585)         (1,178,547)
  Less Accumulated Amortization of Capital Lease Assets                                  (421,135)           (391,915)
----------------------------------------------------------------------------------------------------------------------
    Total Utility Plant - Net                                                           1,832,156           1,835,904
----------------------------------------------------------------------------------------------------------------------

Investments and Other Property
  Investments in Lease Debt and Equity                                                    178,789             191,867
  Other                                                                                    41,285              21,358
----------------------------------------------------------------------------------------------------------------------
    Total Investments and Other Property                                                  220,074             213,225
----------------------------------------------------------------------------------------------------------------------
Note Receivable from UniSource Energy                                                      70,132              79,462
----------------------------------------------------------------------------------------------------------------------

Current Assets
  Cash and Cash Equivalents                                                                65,262              55,778
  Trade Accounts Receivable                                                                70,415              74,141
  Unbilled Accounts Receivable                                                             31,104              31,447
  Allowance for Doubtful Accounts                                                         (11,034)             (9,012)
  Intercompany Accounts Receivable                                                         10,938              14,851
  Materials and Fuel Inventory                                                             50,107              44,500
  Current Regulatory Assets                                                                 8,969              11,778
  Deferred Income Taxes - Current                                                          18,847              15,917
  Interest Receivable - Current                                                            11,561              12,178
  Other                                                                                     8,444               8,407
----------------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                                  264,613             259,985
----------------------------------------------------------------------------------------------------------------------

Regulatory and Other Assets
  Transition Recovery Asset                                                               274,182             305,934
  Income Taxes Recoverable Through Future Revenues                                         49,849              57,044
  Other Regulatory Assets                                                                  11,973              10,504
  Other Assets                                                                             43,651              46,752
----------------------------------------------------------------------------------------------------------------------
    Total Regulatory and Other Assets                                                     379,655             420,234
----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                          $ 2,766,630         $ 2,808,810
======================================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                                                                   $ 406,054           $ 353,832
  Capital Lease Obligations                                                               762,323             801,508
  Long-Term Debt                                                                        1,126,320           1,128,410
----------------------------------------------------------------------------------------------------------------------
    Total Capitalization                                                                2,294,697           2,283,750
----------------------------------------------------------------------------------------------------------------------

Current Liabilities
  Current Obligations under Capital Leases                                                 50,126              42,872
  Current Maturities of Long-Term Debt                                                      1,725               1,725
  Accounts Payable                                                                         37,998              41,704
  Intercompany Accounts Payable                                                             8,413              14,520
  Interest Accrued                                                                         58,620              60,238
  Taxes Accrued                                                                            38,024              43,446
  Accrued Employee Expenses                                                                14,716              13,370
  Other                                                                                     8,063               7,543
----------------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                             217,685             225,418
----------------------------------------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                                                      128,336              71,989
  Net Cost of Removal for Interim Retirements                                              60,417              54,748
  Accrued Asset Retirement Obligation                                                           -             112,807
  Other                                                                                    65,495              60,098
----------------------------------------------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities                                          254,248             299,642
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 15)
----------------------------------------------------------------------------------------------------------------------
Total Capitalization and Other Liabilities                                            $ 2,766,630         $ 2,808,810
======================================================================================================================

See Notes to Consolidated Financial Statements.

*Certain amounts have been restated. See Note 22.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION (Restated see Note 22)
                                                                                                               December 31,
                                                                                                          2003 (1)        2002 (1)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          - Thousands of Dollars -
COMMON STOCK EQUITY
  Common Stock--No Par Value                                                                           $ 655,534          $ 654,405
                                                                  2003                 2002
                                                               --------------------------------
    Shares Authorized                                          75,000,000           75,000,000
    Shares Outstanding*                                        32,139,555           32,139,555
  Capital Stock Expense                                                                                   (6,357)            (6,357)
  Accumulated Deficit                                                                                   (241,279)          (290,192)
  Accumulated Other Comprehensive Loss                                                                    (1,844)            (4,024)
------------------------------------------------------------------------------------------------------------------------------------
           Total Common Stock Equity                                                                     406,054            353,832
------------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK
  No Par Value, 1,000,000 Shares Authorized, None Outstanding                                                  -                  -
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL LEASE OBLIGATIONS
  Springerville Unit 1                                                                                   484,219            503,237
  Springerville Coal Handling Facilities                                                                 129,415            132,333
  Springerville Common Facilities                                                                        125,717            126,277
  Sundt Unit 4                                                                                            72,196             81,268
  Other Leases                                                                                               902              1,265
------------------------------------------------------------------------------------------------------------------------------------
        Total Capital Lease Obligations                                                                  812,449            844,380
        Less Current Maturities                                                                          (50,126)           (42,872)
------------------------------------------------------------------------------------------------------------------------------------
          Total Long-Term Capital Lease Obligations                                                      762,323            801,508
------------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT
                Issue                                         Maturity         Interest Rate
------------------------------------------------------------------------------------------------------------------------------------
  First Mortgage Bonds
    Corporate                                                   2009              8.50%                   27,000             27,365
    Industrial Development Revenue Bonds (IDBs)             2006 - 2008       6.10% to 7.50%              54,875             56,600
    First Collateral Trust Bonds                                2008              7.50%                  138,300            138,300
  Second Mortgage IDBs**                                    2018 - 2022        Variable***               328,600            328,600
  Unsecured IDBs                                            2020 - 2033       5.85% to 7.13%             579,270            579,270
------------------------------------------------------------------------------------------------------------------------------------
        Total Stated Principal Amount                                                                  1,128,045          1,130,135
        Less Current Maturities                                                                           (1,725)            (1,725)
------------------------------------------------------------------------------------------------------------------------------------
          Total Long-Term Debt                                                                         1,126,320          1,128,410
------------------------------------------------------------------------------------------------------------------------------------

Total Capitalization                                                                                 $ 2,294,697        $ 2,283,750
====================================================================================================================================

*UniSource Energy is the holder of all but 121 shares of TEP's outstanding common stock.

**The Second Mortgage IDBs are backed by $341 million of LOCs (Tranche A and Tranche B) under TEP's Credit Agreement.  TEP's obligations under the Credit Agreement are collateralized with Second Mortgage Bonds.  At December 31, 2003 and 2002, the annual LOC fees (including fronting fees) were 4.25% of the Tranche A commitment and 5.75% of the Tranche B commitment.

***Weighted average interest rates on variable rate tax-exempt debt (IDBs) ranged from 0.78% to 1.88% during 2003 and 2002, and the average interest rate on such debt was 1.07% in 2003 and 1.41% in 2002.

See Notes to Consolidated Financial Statements.

(1)  Certain amounts have been restated. See Note 22.


TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Restated See Note 22)

                                                                                                         Accumulated
                                                                            Capital       Accumulated      Other           Total
                                                             Common          Stock          Earnings    Comprehensive  Stockholders'
                                                              Stock         Expense       (Deficit)(1)   Income (Loss)    Equity (1)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          - Thousands of Dollars -

Balances at December 31, 2000                             $ 652,313        $ (6,357)     $ (349,706)   $      -           $ 296,250
  Effect on Prior Periods of Restatement                                                     11,346                          11,346
                                                                                            -------                         -------
Balance at December 31, 2000 as Restated                                                   (338,360)                      $ 307,596

Comprehensive Income (Loss):
    2001 Net Income                                               -               -          77,778           -              77,778

    Cumulative Effect of Accounting Change
    (net of $9,179,000 income tax benefit)                        -               -               -     (13,827)            (13,827)

       Reversal of Unrealized Loss on Cash Flow Hedges
       included in Cumulative Effect of Accounting Change
       (net of $9,179,000 income tax expense)                     -               -               -      13,827              13,827

    Unrealized Loss on Cash Flow Hedges
    (net of $5,537,000 income tax benefit)                        -               -               -      (8,340)             (8,340)

       Reversal of Unrealized Loss on Cash Flow Hedges
       (net of $5,537,000 income tax expense)                     -               -               -       8,340               8,340

                                                                                                                     ---------------
Total Comprehensive Income                                                                                                   77,778
                                                                                                                     ---------------

    Dividend Paid                                                 -               -         (50,000)          -             (50,000)
    Capital Contribution from UniSource Energy                1,592               -               -           -               1,592
    Other                                                       116               -               -           -                 116
    --------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2001                               654,021          (6,357)       (310,582)          -             337,082

Comprehensive Income:
    2002 Net Income                                               -               -          55,390           -              55,390

    Minimum Pension Liability
    (net of $2,639,000 income tax benefit)                        -               -               -      (4,024)             (4,024)

                                                                                                                     ---------------
Total Comprehensive Income                                                                                                   51,366
                                                                                                                    ----------------

    Dividend Paid                                                 -               -         (35,000)          -             (35,000)
    Capital Contribution from UniSource Energy                  346               -               -           -                 346
    Other                                                        38               -               -           -                  38
    --------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2002                               654,405          (6,357)       (290,192)     (4,024)            353,832

Comprehensive Income:
    2003 Net Income                                               -               -         128,913           -             128,913

    Minimum Pension Liability Adjustment
    (net of $1,430,000 income tax expense)                        -               -               -       2,180               2,180

                                                                                                                     ---------------
Total Comprehensive Income                                                                                                  131,093
                                                                                                                     ---------------

    Dividend Paid                                                 -               -         (80,000)          -             (80,000)
    Capital Contribution from UniSource Energy                1,129               -               -           -               1,129
    --------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2003                             $ 655,534        $ (6,357)     $ (241,279)   $ (1,844)          $ 406,054
====================================================================================================================================

We describe limitations on TEP's ability to pay dividends in Note 12.

See Notes to Consolidated Financial Statements.

(1)  Certain amounts have been restated. See Note 22.


UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED
--------------------------------------------------------------------------------

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

      We used the following accounting methods to report investments in subsidiaries or other companies:

o Consolidation: The consolidation method is used where a majority of the voting stock of a subsidiary is held and control over the subsidiary is exercised. The accounts of the subsidiary are combined with the accounts of the parent and intercompany balances and transactions are eliminated.

o The Equity Method: The equity method is used to report corporate joint ventures, partnerships, and affiliated company investments when the ability to exercise significant influence over the operating and financial policies of an investee company is demonstrated. The equity method is typically used when 20% to 50% of the voting interest is held. Under the equity method:

o        The investment appears on a single line item on the balance sheet; and
o The net income (loss) from the entity is reflected in Other Income on the income statements. For investments where UniSource Energy, TEP, UES or Millennium is committed to providing all of the financing, they recognize 100% of the losses (see Note 8).

o The Cost Method: The cost method is used when not enough shares are owned to exercise significant influence over an investee company. Typically the cost method is used for investments of less than 20% of the voting interest in an investee company. Under the cost method:

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------


o        The investment appears on a single line item on the balance sheet; and
o Income from investee dividend distributions is reflected as Other Income on the income statements; and - Loss is included in Other Income on the income statements when impairment of the value of the investment becomes evident.

   USE OF ACCOUNTING ESTIMATES

      Management makes estimates and assumptions when preparing financial statements under accounting principles generally accepted in the United States of America (GAAP). These estimates and assumptions affect:

o A portion of the reported amounts of assets and liabilities at the dates of the financial statements;
o Our disclosures regarding contingent assets and liabilities at the dates of the financial statements; and
o A portion of the reported revenues and expenses during the financial statement reporting periods.

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

   UTILITY PLANT

      TEP reports its utility plant on its balance sheets at cost. UES reports the utility plant of its two operating companies, UNS Gas and UNS Electric, at cost. Utility plant includes:

o     Material and labor costs,
o     Contractor costs,
o     Construction overhead costs (where applicable), and
o An Allowance for Funds Used During Construction (AFUDC) or capitalized interest during construction.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

      TEP Utility Plant under Capital Leases

      TEP financed the following generation assets with capital leases:

o     Springerville Common Facilities,
o     Springerville Unit 1,
o     Springerville Coal Handling Facilities, and
o     Sundt (Irvington) Unit 4.

      The following table shows the amount of lease expense incurred for TEP's generation-related capital leases. We describe the lease terms in TEP Capital Lease Obligations in Note 10.

                                                               Years Ended December 31,
                                                            2003         2002         2001
--------------------------------------------------------------------------------------------
                                                                -Millions of Dollars-
Lease Expense:
    Interest Expense on Capital Leases                      $ 84         $ 88         $ 90
    Amortization - Included in:
      Operating Expenses - Fuel                                4            4            4
      Operating Expenses - Depreciation and Amortization      25           25           25
--------------------------------------------------------------------------------------------
      Total Lease Expense                                   $113         $117         $119
============================================================================================

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

   UTILITY OPERATING REVENUES

         TEP and UES record utility operating revenues when services are provided or commodities are delivered to customers. Operating revenues include unbilled revenues which are earned (service has been provided) but not billed by the end of an accounting period. During the second quarter of 2004, we determined that TEP's existing methodology for estimating unbilled revenues has resulted in an under reporting of revenues in prior periods. As a result, as described in Note 22, TEP changed its methodology for determining unbilled revenues and restated prior year financial statements to give effect to the change and correct the under reporting of revenues in those periods.

         Under the revised estimation methodology, unbilled sales are estimated for the month by reviewing the meter reading schedule and determining the number of billed and unbilled kWhs for each cycle. Current month unbilled kWhs are allocated by customer class. New unbilled revenue amounts are recorded and unbilled revenue estimates from the prior month are reversed.

         An Allowance for Doubtful Accounts is recorded as an expense and reduces accounts receivable for revenue amounts that are estimated to become uncollectible. TEP's Allowance for Doubtful Accounts was $11 million at

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

December 31, 2003 and $9 million at December 31, 2002. See Note 13 for further discussion of TEP's wholesale accounts receivable and allowances. UES' Allowance for Doubtful Accounts was $0.4 million at December 31, 2003.

   REVENUE FROM LONG-TERM RESEARCH AND DEVELOPMENT CONTRACTS

      UniSource Energy's income statements have included Global Solar's long-term contract revenue in Other Operating Revenues since Global Solar was consolidated on June 1, 2000. Global Solar recognized long-term contract revenue of approximately $1 million in 2003, $1 million in 2002 and $2 million in 2001. Global Solar recognized total annual research and development expense of approximately $7 million in 2003 and 2002, and $9 million in 2001. These expenses include both costs associated with revenue producing contracts and internal development costs. Global Solar derives much of its revenue from funding received under research and development contracts with various U.S. governmental agencies. Revenues on these contracts are recognized as follows:

o Cost Reimbursement Contracts - Revenue is recognized as costs are incurred;
o Cost Plus Fixed Fee Contracts - Revenues are recognized using the percentage of completion method of accounting by relating contract costs incurred to date to total contract costs; and
o Fixed Fee Contracts - Revenues are recognized when applicable milestones are met.

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

      UNS Gas defers differences between actual gas purchase costs and the recovery of such costs in revenues under a Purchased Gas Adjustor (PGA) mechanism. The PGA mechanism is intended to address the volatility of natural gas prices and allows UNS Gas to recover its costs through a price adjustor. The PGA charge may be changed monthly based on an ACC approved mechanism that compares the twelve-month rolling average gas cost to the base cost of gas, subject to limitations on how much the price per therm may change in a twelve month period. The difference between the actual cost of UNS Gas' gas supplies and transportation contracts and that currently allowed by the ACC is deferred and recovered or repaid through the PGA mechanism. When under or over recovery trigger points are met, UNS Gas may request a PGA surcharge or surcredit with the goal of collecting or returning the amount deferred from or to customers over a twelve month period. At December 31, 2003, UNS Gas had a $3.2 million asset for under recovered purchased gas costs that is included in Current Regulatory Assets on UniSource Energy's consolidated balance sheet.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

   STOCK-BASED COMPENSATION (Restated - See Note 22)

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

UniSource Energy:


                                                                                      Years Ended December 31,
                                                                                2003            2002            2001
--------------------------------------------------------------------------------------------------------------------
                                                                                 -Thousands of Dollars-
                                                                                 (except per share data)
Net Income - As Reported                                                $    113,941      $   34,928       $  63,839
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects
                                                                                 850             486             544
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards, net
   of related tax effects                                                     (1,840)         (1,757)         (1,565)
--------------------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                                        $112,951      $   33,657       $  62,818
====================================================================================================================

Earnings per Share:
Basic - As Reported                                                     $       3.37      $     1.04       $    1.91
Basic - Pro Forma                                                       $       3.34      $     1.00            1.88

Diluted - As Reported                                                   $       3.32      $     1.02       $    1.87
Diluted - Pro Forma                                                     $       3.29      $     0.98       $    1.84
--------------------------------------------------------------------------------------------------------------------

TEP:


                                                                                      Years Ended December 31,
                                                                                2003            2002            2001
--------------------------------------------------------------------------------------------------------------------
                                                                                 -Thousands of Dollars-
Net Income - As Reported                                                $    128,913      $   55,390       $  77,778
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects
                                                                                 787             467             521
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards, net
   of related tax effects                                                     (1,761)         (1,725)         (1,539
--------------------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                                    $    127,939      $   54,132       $  76,760
====================================================================================================================

      The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                2003               2002             2001
------------------------------------------------------------------- -- -------------- --- -------------- -- -----------
Expected life (years)                                                              5               5               5
Interest rate                                                                   2.78%           1.45%           4.70%
Volatility                                                                     23.38%          23.74%          23.93%
Dividend yield                                                                  3.44%           2.83%           2.08%
Weighted-average grant-date fair value of options granted
  during the period                                                            $2.92           $2.90          $4.27
------------------------------------------------------------------- -- -------------- --- -------------- -- -----------

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

   RECLASSIFICATIONS

      UniSource Energy and TEP have made reclassifications to the prior year financial statements for comparative purposes. See Note 5, Note 7 and Note 21. These reclassifications had no effect on Net Income. UniSource Energy and TEP have restated certain prior year amounts. See Note 22.

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

      Pursuant to the terms of the acquisition agreement, Saguaro Acquisition Corp., will merge with and into UniSource Energy. UniSource Energy will be the surviving corporation, and will become an indirect wholly-owned subsidiary of Saguaro Utility. Upon consummation of the acquisition, Saguaro Utility will cause the surviving corporation to pay approximately $880 million in cash to UniSource Energy's shareholders and holders of stock options, stock units, restricted stock and performance shares awarded under our stock based compensation plans.

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------


      The purchase price and the allocation of the assets acquired and the liabilities assumed based on their estimated fair market values as of the acquisition date are as follows:

Purchase Price:                         -Thousands of Dollars-
--------------------------------------------------------------
   Cash Paid                                     $ 218,558
   Transaction Costs                                 4,872
--------------------------------------------------------------
      Total Purchase Price                       $ 223,430
==============================================================

Allocation of Purchase Price:           -Thousands of Dollars-
--------------------------------------------------------------
   Property, Plant & Equipment                   $ 228,001
   Current Assets                                   33,079
   Regulatory Assets                                   384
   Other Assets                                        580
   Long-Term Debt                                     (487)
   Current Liabilities                             (31,142)
   Deferred Credits and Other Liabilities           (6,985)
--------------------------------------------------------------
      Total Purchase Price                       $ 223,430
==============================================================

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

      The related ACC order and the UES Settlement Agreement include the following terms related to UNS Gas rates:

o An increase in retail delivery base rates, effective August 11, 2003, equivalent to a 20.9% overall increase over 2001 test year retail revenues through a base rate increase.
o Fair value rate base of $142 million and allowed rate of return of 7.49%, based on a cost of capital of 9.05%, derived from a cost of equity of 11.00% and a cost of debt of 7.75% (based on a capital structure of 60% debt and 40% equity).
o The existing PGA rate may not change more than $0.15 per therm through July 2004. Thereafter, the PGA rate may not change more than $0.10 per therm.

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------


      UNS Electric

      UNS Electric is regulated by the ACC with respect to retail electric rates, the issuance of securities, and transactions with affiliated parties, and by the FERC with respect to wholesale power contracts and interstate transmission service.

      The ACC order and UES Settlement Agreement include the following terms related to UNS Electric rates:

o A 22% overall increase in retail rates effective August 11, 2003 from the rates previously in effect for Citizens. This reflects the implementation of a PPFAC of $0.01825 per kWh, which combined with the current base purchased power rate of $0.05194 per kWh, results in a new PPFAC rate of $0.07019. This allows UNS Electric to fully recover the cost of purchased power under its current contract with its sole energy supplier, Pinnacle West Capital Corporation (PWCC).
o UNS Electric must attempt to renegotiate the PWCC purchase power contract, and any savings that result from a renegotiated contract must be allocated in a ratio of 90% to ratepayers and 10% to shareholders.

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

    UES COMMITMENTS

      UNS Gas has firm transportation agreements with El Paso Natural Gas (EPNG) and Transwestern Pipeline Company (Transwestern) with combined capacity sufficient to meet its load requirements. EPNG provides gas transportation service under a converted full requirements contract in which UNS Gas pays a fixed reservation charge. This contract expires in August 2011. In July 2003, FERC required the conversion of UNS Gas' full requirements status under the EPNG agreement to contract demand starting on September 1, 2003. Upon conversion to contract demand status, UNS Gas now has specific volume limits in each month and specific receipt point rights from the available supply basins (San Juan and Permian). These changes will reduce the amount of less expensive San Juan gas available to UNS Gas. The impact, however, is not expected to be material. The annual cost of the EPNG capacity after conversion to contract demand will not change. The Transwestern contract expires in January 2007. The aggregate annual minimum transportation charges are expected to be $4 million annually through August 2011 for the EPNG contract and $3 million annually through January 2007 for the Transwestern contract. UNS Gas made payments under these contracts of $2 million in 2003.

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

NOTE 4.  TEP REGULATORY MATTERS (Restated - See Note 22)
--------------------------------------------------------

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

      TEP Settlement Agreement

      In November 1999, the ACC approved the TEP Settlement Agreement between TEP and certain customer groups relating to recovery of TEP's transition costs and standard retail rates. The TEP Settlement Agreement included:

o Consumer choice: By January 1, 2001, consumer choice for energy supply was available to all customers.

o No rate increase: TEP's retail rates may not be increased until December 31, 2008. TEP expects to recover the costs of transmission and distribution under regulated unbundled rates both during and after this period.

o Recovery of transition costs: TEP's rates include Fixed and Floating Competition Transition Charge (CTC) components designated for the recovery of transition costs, including generation-related regulatory assets and a portion of TEP's generation plant assets. Retail rates will decrease by the Fixed CTC amount after TEP has recovered $450 million or on December 31, 2008, whichever occurs first. The Floating CTC equals retail rates less the price of retail electric service. The price of retail electric service includes TEP's transmission and distribution charge and a market energy component based on a market index for electric energy. Because TEP's total retail rates are effectively frozen, the Floating CTC is expected to allow TEP to recoup the balance of transition recovery assets not otherwise recovered through the Fixed CTC. The Floating CTC will end no later than December 31, 2008.

o General rate case: TEP is required to file a general rate case by June 1, 2004, including an updated cost-of-service study. TEP's rates cannot be increased as a result of this general rate case. Any decrease resulting from this rate case would be effective no sooner than June 1, 2005.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

                                                                                      Years Ended December 31,
                                                                                  2003        2002        2001
--------------------------------------------------------------------------------------------------------------
                                                                                       -Millions of Dollars-
Amortization of Transition Costs Being Recovered Through the Fixed CTC:
   Transition Costs Being Recovered Through the Fixed CTC, beginning of year    $  348    $   384      $  418
   Amortization of Transition Recovery Asset recorded on the income statement      (32)       (24)        (22)
   Amortization of Generation-Related Plant Assets                                  (5)        (3)         (3)
   Amortization of Excess Capacity Deferrals (off-balance sheet)                    (9)        (9)         (9)
--------------------------------------------------------------------------------------------------------------
     Transition Costs Being Recovered Through the Fixed CTC, end of year        $  302     $  348      $  384
==============================================================================================================

      The portion of the Transition Recovery Asset that is recorded on the balance sheet was amortized as follows:

                                                                                      Years Ended December 31,
                                                                                  2003       2002       2001
  -----------------------------------------------------------------------------------------------------------
                                                                                       -Millions of Dollars-
  Amortization of Transition Recovery Asset Recorded on the Balance Sheet:
     Transition Recovery Asset, beginning of year                               $  306      $ 330      $  352
     Amortization of Transition Recovery Asset recorded on the income statement    (32)       (24)        (22)
  -----------------------------------------------------------------------------------------------------------
       Transition Recovery Asset, end of year                                   $  274      $ 306      $  330
  ===========================================================================================================

      The remaining transition costs being recovered through the Fixed CTC differ from the Transition Recovery Asset recorded on the balance sheet as follows:

                                                                                              December 31,
                                                                                            2003         2002
  -----------------------------------------------------------------------------------------------------------
                                                                                      -Millions of Dollars-
  Transition Costs Being Recovered Through the Fixed CTC, end of year                     $  302       $  348
  Unamortized Generation-Related Plant Assets                                                (28)         (33)
  Unamortized Excess Capacity Deferrals (off-balance sheet)                                    -           (9)
  -----------------------------------------------------------------------------------------------------------
     Transition Recovery Asset, end of year                                               $  274      $   306
  ===========================================================================================================

      The remaining Transition Recovery Asset balance will be amortized as costs are recovered through rates until TEP has recovered $450 million of transition costs or until December 31, 2008, whichever occurs first.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

   OTHER REGULATORY ASSETS AND LIABILITIES

      In addition to the Transition Recovery Asset related to TEP's generation assets, the following regulatory assets and liabilities are being recovered through TEP's transmission and distribution businesses:

                                                                 December 31,
                                                             2003         2002
------------------------------------------------------------------------------
                                                               - In Millions-
Other Regulatory Assets
   Income Taxes Recoverable Through Future Revenues       $    50      $    57
   Current Regulatory Assets                                    9           12
   Other Regulatory Assets                                     12           11
------------------------------------------------------------------------------
      Total Regulatory Assets                             $    71      $    80
==============================================================================
Other Regulatory Liabilities
   Net Cost of Removal for Interim Retirements            $    60      $    55
==============================================================================

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

   INCOME STATEMENT IMPACT OF APPLYING FAS 71

      The amortization of TEP's regulatory assets had the following effect on UniSource Energy's and TEP's income statements:


                                                      Years Ended December 31,
                                                    2003       2002       2001
--------------------------------------------------------------------------------------
                                                       -Millions of Dollars-

Operating Expenses
   Amortization of Transition Recovery Asset    $    32    $    24    $    22
Interest Expense
   Long-Term Debt                                     -          1          1
Income Taxes                                          7          7          5
--------------------------------------------------------------------------------------

      If TEP had not applied FAS 71 in these years, the above amounts would have been reflected in the income statements in prior periods. The reclassification of TEP's generation-related regulatory assets to the Transition Recovery Asset shortened the amortization period for these assets to nine years.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

   FUTURE IMPLICATIONS OF DISCONTINUING APPLICATION OF FAS 71


      TEP continues to apply FAS 71 to its regulated operations, which include the transmission and distribution portions of its business. TEP regularly assesses whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at December 31, 2003, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of approximately $172 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

NOTE 5. ACCOUNTING CHANGE: ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (Restated - See Note 22)
------------------------------------------------------------------------

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

      The following table illustrates on a pro forma basis the amount of the asset retirement obligation as if FAS 143 had been applied during all periods presented:

                                                                       Years Ended December 31,
                                                                 2003           2002            2001
                                                                Actual        Pro Forma      Pro Forma
------------------------------------------------------------------------------------------------------
                                                                         -Thousands of Dollars-
Asset Retirement Obligation, beginning of year               $   1,119       $   1,017      $     925
Accretion Expense                                                  112             102             92
------------------------------------------------------------------------------------------------------
Asset Retirement Obligation, end of year                     $   1,231       $   1,119      $   1,017
======================================================================================================

      The following tables illustrate on a pro forma basis the effect on UniSource Energy's net income and earnings per share and TEP's net income as if FAS 143 had been in effect for all income statement periods presented:

UniSource Energy:

                                                                              Years Ended December 31,
                                                                                  2002           2001
------------------------------------------------------------------------------------------------------
                                                                               -Thousands of Dollars-
                                                                               (except per share data)
Net Income - As Reported                                                      $ 34,928       $ 63,839
   Adjustment to accrued expense (net of tax) as if FAS 143 had been
      applied effective January 1, 2001                                          3,461          3,341
------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                                          $ 38,389       $ 67,180
======================================================================================================
Basic Earnings per Share:
   As Reported                                                                $   1.04       $   1.91
   Adjustment to accrued expense (net of tax) as if FAS 143 had been
      applied effective January 1, 2001                                           0.10           0.10
------------------------------------------------------------------------------------------------------
Pro Forma                                                                     $   1.14       $   2.01
======================================================================================================
Diluted Earnings per Share:
   As Reported                                                                $   1.02       $   1.87
   Adjustment to accrued expense (net of tax) as if FAS 143 had been
      applied effective January 1, 2001                                           0.10           0.10
----------------------------------------------------------------------------- ---------------- -------
Pro Forma                                                                     $   1.12       $   1.97
============================================================================= ================ =======

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

TEP:
                                                                               Years Ended December 31,
                                                                                  2002            2001
------------------------------------------------------------------------------------------------------
                                                                                -Thousands of Dollars-
                                                                               (except per share data)
Net Income - As Reported                                                      $ 55,390        $ 77,778
   Adjustment to accrued expense (net of tax) as if FAS 143 had been applied
      effective January 1, 2001                                                  3,461           3,341
---------------------------------------------------------------------------------------------- ----------------
Pro Forma Net Income                                                          $ 58,851        $ 81,119
============================================================================================== ================

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

NOTE 6.  SEGMENT AND RELATED INFORMATION (Restated - See Note 22)
----------------------------------------------------------------

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

      We disclose selected financial data for our business segments in the following tables:

                                                                       Segments                                   UniSource
                                                         -----------------------------------     Reconciling       Energy
  2003                                                   TEP        UES    Millennium    UED     Adjustments    Consolidated
----------------------------------------------------------------------------------------------------------------------------------
                                                                 -Millions of Dollars-
  Income Statement
   Operating Revenues-External                      $    851  $    103   $      8    $   11     $     -            $   973
   Operating Revenues-Intersegment                         1         -         16         -         (17)                 -
   Depreciation and Amortization                         121         5          5         -           -                131
   Amortization of Transition Recovery Asset              32         -          -         -           -                 32
   Interest Income                                        31         -          -         -         (11)                20
   Net Loss from Equity Method Entities                    -         -         (3)        -           -                (3)
   Interest Expense                                      161         4          1         -           1                167
   Income Tax (Benefit) Expense                           21         2        (10)        5          (6)                12
   Net Income (Loss)                                     129         3        (16)        7          (9)               114
  Cash Flow Statement
   Capital Expenditures                                 (122)      (14)        (1)        -           -               (137)
   Investments in and Loans to Equity Method Entities      -         -         (2)        -           -                 (2)
  Balance Sheet
   Total Assets                                        2,767       306        144         3         (98)             3,122
   Investments in Equity Method Entities                   5         -         31         -          -                  36
----------------------------------------------------------------------------------------------------------------------------------
  2002
----------------------------------------------------------------------------------------------------------------------------------
  Income Statement
   Operating Revenues-External                      $    834             $      5    $    -     $     -            $   839
   Operating Revenues-Intersegment                         -                   14         3         (17)                 -
   Depreciation and Amortization                         124                    4         -           -                128
   Amortization of Transition Recovery Asset              24                    -         -           -                 24
   Interest Income                                        29                    1         -          (9)                21
   Net Loss from Equity Method Entities                   (1)                  (3)        -           -                 (4)
   Interest Expense                                      154                    1         -           -                155
   Income Tax (Benefit) Expense                           36                  (15)        1          (4)                18
   Net Income (Loss)                                      55                  (16)        1          (5)                35
  Cash Flow Statement
   Capital Expenditures                                 (103)                 (10)        -           -               (113)
   Purchase of North Loop Gas Turbine from UED           (15)                   -        15           -                  -
   Investments in and Loans to Equity Method Entities      -                  (24)        -           -                (24)
  Balance Sheet
   Total Assets                                        2,809                  151        38        (112)             2,886
   Investments in Equity Method Entities                   6                   35         -           -                 41
----------------------------------------------------------------------------------------------------------------------------------
    2001
----------------------------------------------------------------------------------------------------------------------------------
  Income Statement
   Operating Revenues-External                      $  1,605             $      8    $    -     $     -            $ 1,613
   Operating Revenues-Intersegment                         -                   13         2         (15)                 -
   Depreciation and Amortization                         117                    3         -           -                120
   Amortization of Transition Recovery Asset              23                    -         -           -                 23
   Interest Income                                        21                    3         -          (9)                15
   Net Loss from Equity Method Entities                   (1)                 (10)        -           -                (11)
   Interest Expense                                      159                    -         -           -                159
   Income Tax (Benefit) Expense                           58                   (5)        -          (4)                49
   Net Income (Loss)                                      78                   (9)        1          (6)                64
  Cash Flow Statement
   Capital Expenditures                                 (104)                 (17)       (1)          -               (122)
   Investments in and Loans to Equity Method Entities      -                  (18)        -           -                (18)
  Balance Sheet
   Total Assets                                        2,825                  176        27        (102)             2,926
   Investments in Equity Method Entities                   7                   14         -           -                 21
----------------------------------------------------------------------------------------------------------------------------------


UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

NOTE 7. ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND HEDGING ACTIVITIES
------------------------------------------------------------------------------

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

      TEP's net unrealized gains (losses) on forward contracts were as follows:

                                                Years Ended December 31,
                                               2003       2002       2001
------------------------------------------------------------------------------
                                                 -Millions of Dollars-
 Included in Electric Wholesale Sales        $   (1)    $    (1)   $   188
 Included in Purchased Power Expense              -           2       (189)
------------------------------------------------------------------------------

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

      Through affiliates, Millennium holds investments in unregulated energy and emerging technology companies. As presented in Note 6, Millennium's assets represent 5% in 2003 and 2002 of UniSource Energy's total assets. Under the acquisition agreement described in Note 2, UniSource Energy is limited as to the amount it can invest in Millennium. Consequently, Millennium's ability to provide future funding for the operations of emerging companies could be affected.

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

      A brief summary of Millennium's investments follows:

      Global Solar Energy, Inc. (Global Solar) primarily develops and manufactures light weight thin-film photovoltaic cells and panels. Global Solar's target markets have included military, space and commercial applications. In 2003, Millennium increased its ownership of Global Solar to 99% from 87%. Millennium accounts for Global Solar under the consolidation method and recognizes 100% of Global Solar's losses. In 2003, Millennium funded debt and equity contributions of $10 million to Global Solar. Global Solar recognizes expense when the funding is used for research, development and administrative costs. Millennium has no remaining funding commitments to Global Solar.

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

      MicroSat Systems, Inc. (MicroSat) develops small-scale satellites under U.S. government contracts. In February 2004, MicroSat obtained confirmation that the unfunded cost share commitment under this contract had been eliminated. The change and related adjustments will be reflected in 2004. In 2003, Millennium reduced its ownership of MicroSat to 35% from 49%. Millennium made no contributions to MicroSat in 2003. As sole funder, Millennium recognizes 100% of MicroSat's net losses. Millennium has no further funding commitments to MicroSat.

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

      Valley Ventures III, LP (Valley Ventures) is a venture capital fund that invests in information technology, microelectronics and biotechnology, primarily within the Southwestern U.S. A different member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. Millennium committed $6 million, including fees, to the fund and owns approximately 15% of the fund. Millennium had funded $1 million of this commitment as of December 31, 2003. Millennium expects the balance to be funded by the end of 2007. Millennium accounts for this investment under the equity method due to an ability to exercise significant influence over the fund based on the related party disclosure above.

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

      Millennium Commitments

      Millennium is currently finalizing possible future commitments to each of its investments to help insure that these investments conform to Millennium's business plans. Millennium's funding levels and share ownership are subject to change in the future. Millennium's outstanding equity commitments are currently limited to $6 million to Haddington and $5 million to Valley Ventures. Millennium's only remaining debt commitment, to IPS, was funded in early 2004. Millennium may commit to provide additional funding to its investments in the future.

      Global Solar and MicroSat have commitments to incur future expenses relating to government contracts. The following is a table of remaining government contract commitments at:

                                                December 31,
                                       2003         2002            2001
---------------------------------------------------------------------------
                                        -Millions of Dollars-
Global Solar                      $    1         $    3          $    -
MicroSat                               -              6               8
---------------------------------------------------------------------------
   Total                          $    1         $    9          $    8
===========================================================================

NOTE 9.  UTILITY PLANT AND JOINTLY-OWNED FACILITIES
---------------------------------------------------

   UTILITY PLANT

      The following table shows Utility Plant in Service by company and major class at December 31:

                                                                   2003                                      2002
              ----------------------------------------------------------------------------------------------------------------------
                                                                                  - Millions of Dollars -
                                                                                UniSource                                 UniSource
                                                                                   Energy                                    Energy
                                                       TEP         UES        Consolidated        TEP         UES       Consolidated
              ----------------------------------------------------------------------------------------------------------------------
              Plant in Service:
               Electric Generation Plant             $1,187        $    5           $1,192       $1,166     $     -           $1,166
               Electric Transmission Plant              531            11              542          515           -              515
               Electric Distribution Plant              780            61              841          741           -              741
               Gas Distribution Plant                     -           120              120           -            -               -
               Gas Transmission Plant                     -             9                9           -            -               -
               General Plant                            133            10              143          130           -              130
               Intangible Plant                          49             2               51           46           -               46
               Electric Plant Held for Future
                 Use                                     1              -                1            1           -                1
              ------------------------------- -- ---------- ------------- ---------------- ------------ ----------- ----------------
                 Total Plant in Service              $2,681        $  218           $2,899       $2,599     $     -           $2,599
              =============================== == ========== ============= ================ ============ =========== ================

              Utility Plant under Capital
              Leases                                 $  747        $    1           $  748       $  747     $     -           $  747
              =============================== == ========== ============= ================ ============ =========== ================

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------



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

      The depreciable lives currently used by TEP are as follows:

                         Major Class of Utility Plant in Service              Depreciable Lives
                         ---------------------------------------------------- ------------------------
                         Electric Generation Plant                                   23-70 years
                         Electric Transmission Plant                                 10-50 years
                         Electric Distribution Plant                                 24-60 years
                         General Plant                                                5-45 years
                         Intangible Plant                                             3-10 years
                         ---------------------------------------------------- ------------------------

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

      See TEP Utility Plant in Note 1 and TEP Capital Lease Obligations in Note 10.

      The depreciable lives currently used by UES are as follows:

                         Major Class of Utility Plant in Service              Depreciable Lives
                         ---------------------------------------------------- ------------------------

                         Electric Generation Plant                                   23-40 years
                         Electric Transmission Plant                                 11-45 years
                         Electric Distribution Plant                                 14-26 years
                         Gas Distribution Plant                                      17-48 years
                         Gas Transmission Plant                                      37-55 years
                         General Plant                                                3-33 years
                         ---------------------------------------------------- ------------------------


   JOINTLY-OWNED FACILITIES

      At December 31, 2003, TEP's interests in generating stations and transmission systems that are jointly-owned with other utilities were as follows:

                                          Percent        Plant      Construction
                                       Owned by TEP       in           Work in        Accumulated
                                                        Service *      Progress       Depreciation
-------------------------------------- -------------- ------------ ---------------- ----------------
                                                          -Millions of Dollars-
San Juan Units 1 and 2                     50.0%           $295              $10            $203
Navajo Station Units 1, 2 and 3             7.5             126                4              66
Four Corners Units 4 and 5                  7.0              80                2              64
Transmission Facilities                 7.5 to 95.0         225                -             146
-------------------------------------- -------------- ------------ ---------------- ----------------
   Total                                                   $726              $16            $479
====================================== ============== ============ ================ ================

      *Included in Utility Plant shown above.

      TEP has financed or provided funds for the above facilities and TEP's share of their operating expenses is reflected in the income statements. See
Note 15 for commitments related to TEP's jointly-owned facilities.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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
        -------------------------------------------------------- ------------------ ------------------------

   TEP CAPITAL LEASE OBLIGATIONS

      The terms of TEP's capital leases are as follows:

o The Sundt Lease has an initial term to January 2011 and provides for renewal periods of two or more years through 2020.
o The Springerville Common Facilities Leases have an initial term to December 2017 for one lease and January 2021 for the other two leases, subject to optional renewal periods of two or more years through 2025.
o The Springerville Unit 1 Leases have an initial term to January 2015 and provide for renewal periods of three or more years through 2030.
o The Springerville Coal Handling Facilities Leases have an initial term to April 2015 and provide for one renewal period of six years, then additional renewal periods of five or more years through 2035.

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

                                                                          Required
                                                                         Minimum Net     Actual
                                                                            Worth      Net Worth
                                      -------------------------------------------------------------
                                                                         -Millions of Dollars-
                                      UES                                 $     50        $     90
                                      UNS Gas                                   43              53
                                      UNS Electric                              26              37
                                      -------------------------------------------------------------

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

   MATURITIES AND SINKING FUND REQUIREMENTS

      Long-term debt, including sinking funds, and lease obligations mature on the following dates:

                                                  Scheduled
                                    IDBs          Long-Term        Capital                                  UniSource
                                  Supported         Debt            Lease           TEP                       Energy
                                   by LOCs       Retirements     Obligations       Total          UES         Total
   ---------------------------- -------------- ---------------- -------------- -------------- ------------ -------------
                                                                 -Millions of Dollars-
   2004                         $          -   $            2   $        120   $        122     $      -     $     122
   2005                                    -                2            120            122            -           122
   2006                                  329               21            122            472            -           472
   2007                                    -                1            127            128            -           128
   2008                                    -               29            120            149            61          210
   ---------------------------- -------------- ---------------- -------------- -------------- ------------ -------------
   Total 2004 - 2008                     329               55            609            993            61        1,054
   Thereafter                              -              744            836          1,580           100        1,680
   Less: Imputed Interest                  -                -          (633)          (633)            -         (633)
   ---------------------------- -------------- ---------------- -------------- -------------- ------------ -------------
   Total                        $        329   $          799   $        812   $      1,940   $       161    $   2,101
   ============================ ============== ================ ============== ============== ============ =============

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

      The carrying values and fair values of financial instruments are as follows:

                                                                                      December 31,
                                                                            2003                      2002
----------------------------------------------------------------- ------------------------- -------------------------
                                                                   Carrying       Fair       Carrying       Fair
                                                                    Value         Value        Value        Value
---------------------------------------------------------------- ------------- ------------ ------------ ------------
                                                                                -Millions of Dollars-
Assets:
   TEP Springerville Lease Debt Securities (included in
      Investments and Other Property)                              $    179     $     198    $     192    $     196
Liabilities:
   TEP First Mortgage Bonds - Fixed Rate:
      Corporate                                                          27            27           27           28
      IDBs                                                               55            55           57           57
      First Collateral Trust Bonds                                      138           155          138          140
   TEP Second Mortgage Bonds - IDBs (Variable Rate)                     329           329          329          329
   TEP Unsecured IDBs - Fixed Rate                                      579           582          579          569
   UES Senior Unsecured Notes                                           160           160            -            -
---------------------------------------------------------------- ------------- ------------ ------------ ------------

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

o        Bank Credit Agreement

      During 2001 and 2002, TEP's bank Credit Agreement allowed TEP to pay dividends as long as TEP maintained compliance with the agreement and met its financial covenants. TEP's new Credit Agreement as of November 2002 applies those same restrictions as well as restricting TEP's dividends to 65% of TEP's consolidated net income as long as the Tranche B LOCs are outstanding.

o        ACC Holding Company Order

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

o        Federal Power Act

      This Act states that dividends shall not be paid out of funds properly included in capital accounts. TEP's 2003, 2002 and 2001 dividends were paid from current year earnings.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------


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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

o PPL Energy Plus, LLC supplied 37 MW from June 2003 through December 2003 and will supply 75 MW from January 2004 through December 2006, under a unit contingent contract.
o Panda Gila River generating station will supply 50 MW on-peak from June through September, from 2003 (which has been supplied) through 2005, under a unit contingent contract between TEP and Panda Gila River, L.P.

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

      At December 31, 2003, TEP estimates its future minimum payments under these contracts to be:

                                                                    Purchase
                                                                  Obligations
               ------------------------------------ -- ------------------------
                                                          -Millions of Dollars-

               2004                                    $                     91
               2005                                                          90
               2006                                                          87
               2007                                                          77
               2008                                                          77
               ------------------------------------ -- ------------------------
               Total 2004 - 2008                                            422
               Thereafter                                                   424
               ------------------------------------ -- ------------------------
               Total                                   $                    846
               ==================================== == ========================

      Operating Leases

      TEP, Millennium, UES and UED have entered into operating leases, primarily for office facilities and computer equipment, with varying terms, provisions, and expiration dates. UniSource Energy's consolidated operating lease expense was $3 million in each of 2003, 2002 and 2001. TEP's operating lease expense was $2 million in each of 2003, 2002, and 2001. UniSource Energy and TEP's estimated future minimum payments under non-cancelable operating leases at December 31, 2003 are as follows:

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

                                          UniSource Energy
                                            Consolidated              TEP
               ------------------------- -------------------- --------------------
                                                  -Millions of Dollars-

               2004                      $                 3  $                 1
               2005                                        2                    1
               2006                                        2                    1
               2007                                        2                    1
               2008                                        1                    1
               ------------------------- -------------------- --------------------
               Total 2004 - 2008                          10                    5
               Thereafter                                  6                    1
               ------------------------- -------------------- --------------------
               Total                     $                16  $                 6
               ========================= ==================== ====================

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

   UES COMMITMENTS

      See Note 3 for a description of UES' commitments.

   MILLENNIUM COMMITMENTS AND CONTINGENCY

      See Note 8 for a description of Millennium's commitments and contingency.

   UNISOURCE ENERGY CONTINGENCIES

      Litigation Concerning the Proposed Acquisition Agreement

      On November 24, 2003 two shareholder derivative lawsuits, McBride v. Pignatelli, et al. and Zetooney v. Pignatelli, et al., were filed in the Superior Court of the State of Arizona relating to the acquisition. In these two lawsuits, which are virtually identical, the plaintiffs allege that UniSource Energy's Board of Directors, in its consideration and approval of the acquisition agreement, breached its fiduciary duty to UniSource Energy's shareholders in approving the acquisition agreement. The plaintiffs, who request that their suits be permitted to proceed as class actions, seek damages and an order from the court declaring that UniSource Energy's Board of Directors has breached its fiduciary duties to UniSource Energy's shareholders, ordering that UniSource Energy's Board of Directors take the steps specified in the complaint to correct the alleged breaches of fiduciary duty and enjoining the acquisition from proceeding. UniSource Energy believes that these lawsuits are without merit and will vigorously defend them.

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

      Sundt Coal Contract Termination

      In the third quarter of 2002, TEP terminated a coal supply agreement for the Sundt Generating Station. As a result, TEP recorded a pre-tax charge of $11 million and made an $11 million payment in the third quarter of 2002. The additional expense was mitigated by TEP not being required to make a take-or-pay penalty payment of approximately $3 million for the year 2002 and subsequent years.

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

NOTE 16.  INCOME AND OTHER TAXES (Restated - See Note 22)
--------------------------------------------------------

   INCOME TAXES

      Deferred tax assets (liabilities) consist of the following:

                                                               UniSource Energy                        TEP
                                                        -------------------------------    -----------------------------
                                                                  December 31,                    December 31,
                                                              2003             2002           2003            2002
------------------------------------------------------- ----------------- --------------- -------------- ---------------
                                                                             -Millions of Dollars-
Gross Deferred Income Tax Liabilities

   Plant - Net                                              $    (479)       $   (397)       $    (477)    $    (397)
   Income Taxes Recoverable Through Future
      Revenues Regulatory Asset                                   (20)            (23)             (20)          (23)
   Transition Recovery Asset                                     (108)           (122)            (108)         (122)
   Other                                                          (30)            (26)             (26)          (24)
------------------------------------------------------- ----------------- --------------- -------------- ---------------
      Gross Deferred Income Tax Liability                        (637)           (568)            (631)         (566)
------------------------------------------------------- ----------------- --------------- -------------- ---------------

Gross Deferred Income Tax Assets
   Capital Lease Obligations                                      337             350              337           351
   Net Operating Loss Carryforwards (NOL)                          20               5               11            (8)
   Investment Tax Credit Carryforwards                              8               5                8             5
   Alternative Minimum Tax Credit (AMT)                            88              97               85            93
   Accrued Postretirement Benefits                                 17              16               17            16
   Emission Allowance Inventory                                    14              15               14            15

   Coal Contract Termination Fees                                  16              18               16            18
   Springerville Coal Handling Facility                             7               9                7             9
   Reserve for Uncollectible Accounts                               4               4                4             4
   Unregulated Investment Losses                                   30              23                1             1
   Other                                                           25              25               22            21
------------------------------------------------------- ----------------- --------------- -------------- ---------------
Gross Deferred Income Tax Asset                                   566             567              522           525
Deferred Tax Assets Valuation Allowance                            (9)            (22)              -            (15)
------------------------------------------------------- ----------------- --------------- -------------- ---------------
      Net Deferred Income Tax Liability                     $     (80)       $    (23)       $    (109)    $     (56)
======================================================= ================= =============== ============== ===============

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

      The net deferred income tax liability is included in the balance sheets in the following accounts:

                                                               UniSource Energy                         TEP
                                                          ----------------------------       ---------------------------
                                                                   December 31,                   December 31,
                                                               2003            2002           2003            2002
--------------------------------------------------------- --------------- --------------- -------------- ---------------
                                                                              -Millions of Dollars-

Deferred Income Taxes - Current Assets                       $     16        $     16        $      19     $      16
Deferred Income Taxes - Noncurrent Liabilities                    (96)            (39)            (128)          (72)
--------------------------------------------------------- --------------- --------------- -------------- ---------------
   Net Deferred Income Tax Liability                         $    (80)       $    (23)       $    (109)    $     (56)
========================================================= =============== =============== ============== ===============

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

      Income tax expense (benefit) included in the income statements consists of the following:

                                                                 UniSource Energy                         TEP
                                                          -------------------------------- ------------------------------
                                                                                Years Ended December 31,
                                                            2003       2002       2001       2003      2002       2001
--------------------------------------------------------- ---------- ---------- ---------- --------- ---------- ---------
                                                                                  -Millions of Dollars-
Current Tax Expense
   Federal                                               $  11     $   20      $  25      $   14   $  23      $  26
   State                                                     5          7         11           7       8         11
--------------------------------------------------------- --------- ----------- ---------- -------- ---------- ----------
      Total                                                 16         27         36          21      31         37
--------------------------------------------------------- --------- ----------- ---------- -------- ---------- ----------
   Deferred Tax Expense (Benefit)
   Federal                                                  12         (1)        17          16       9         23
   State                                                    (1)        (7)        (4)        (1)      (3)        (2)
--------------------------------------------------------- --------- ----------- ---------- -------- ---------- ----------
   Total                                                    11         (8)        13          15       6         21
--------------------------------------------------------- --------- ----------- ---------- -------- ---------- ----------
Reduction in Valuation Allowance - Benefit                 (15)        (1)         -         (15)     (1)         -
--------------------------------------------------------- --------- ----------- ---------- -------- ---------- ----------
Total Federal and State Income Tax Expense Before
Cumulative Effect of Accounting Change                      12        18          49        21       36          58
--------------------------------------------------------- --------- ----------- ---------- -------- ---------- ----------
Tax on Cumulative Effect of Accounting Change (See
Note 5)                                                     44         -           -        44        -           -
--------------------------------------------------------- --------- ----------- ---------- -------- ---------- ----------
Total Federal and State Income Tax Expense Including
Cumulative Effect of Accounting Change                   $  56      $    18     $   49     $  65    $   36     $   58
========================================================= ========= =========== ========== ======== ========== ==========

      The differences between the income tax expense and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:

                                                                 UniSource Energy                        TEP
                                                          -----------------------------    ------------------------------
                                                                             Years Ended December 31,
                                                            2003       2002       2001       2003      2002       2001
--------------------------------------------------------- ---------- ---------- ---------- --------- ---------- ---------
                                                                             -Millions of Dollars-

Federal Income Tax Expense at Statutory Rate                $   21    $   19      $   40     $ 29     $  33      $  48
   State Income Tax Expense, Net of Federal
   Deduction                                                     3         2           5        4         4          6
   Depreciation Differences (Flow Through Basis)                 4         4           5        4         4          5
   Federal/State Credits                                        (2)       (4)          -       (2)       (4)         -
   Reduction in Valuation Allowance - Benefit                  (15)       (1)          -      (15)       (1)         -
   Other                                                         1        (2)         (1)        1        -         (1)
--------------------------------------------------------- --------- ----------- ---------- -------- ---------- ----------
Total Federal and State Income Tax Expense Before
Cumulative Effect of Accounting Change                      $   12    $   18      $   49     $ 21     $  36      $  58
========================================================= ========= =========== ========== ======== ========== ==========

      The Total Federal and State Income Tax Expense in the tables above is included on UniSource Energy and TEP's income statements.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

      At December 31, 2003, UniSource Energy and TEP had, for federal and state income tax filing purposes, the following carryforward amounts:

                                              UniSource Energy                                     TEP
                                  -----------------------------------------     ------------------------------------------
                                          Amount              Expiring                  Amount               Expiring
                                  ----------------------- -----------------     ------------------------ -----------------
                                  -Millions of Dollars-         Year             -Millions of Dollars-         Year
   ------------------------------ ----------------------- ----------------- --- ------------------------ -----------------
   Net Operating Losses                    $ 55              2006-2023                   $ 32               2006-2009
   Investment Tax Credit                      8              2004-2023                      8               2004-2023
   AMT Credit                                88                  -                         85                   -
   ------------------------------ ----------------------- ----------------- --- ------------------------ -----------------

      Of the $55 million in NOL carryforward, $18 million is subject to limitation. Due to a reorganization of certain Millennium entities in December 2002, $18 million of Federal and State net operating losses are subject to limitation. The future utilization of these losses is dependant upon the generation of sufficient future taxable income at the separate company level.

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

                                                                                                   Other Postretirement
                                                                          Pension Benefits               Benefits
                                                                     ------------------------------------------------------
                                                                                   Years Ended December 31,
                                                                         2003          2002         2003         2002
---------------------------------------------------------------------------------------------------------------------------
                                                                                     -Millions of Dollars-
Change in Benefit Obligation

   Benefit Obligation at Beginning of Year                            $       133    $     117   $       59     $     59
   Actuarial (Gain) Loss                                                       16           10            3            8
   Interest Cost                                                                9            8            4            4
   Service Cost                                                                 5            4            2            2
   Benefits Paid                                                               (5)          (6)          (2)          (2)
   Plan Amendments                                                              4            -            -          (12)
   Acquisition                                                                  -           -             2            -
---------------------------------------------------------------------------------------------------------------------------
      Benefit Obligation at End of Year                                       162          133           68           59
---------------------------------------------------------------------------------------------------------------------------

Change in Plan Assets
   Fair Value of Plan Assets at Beginning of Year                             106          120            -            -
   Actual Return on Plan Assets                                                20          (14)           -            -
   Benefits Paid                                                               (5)          (6)          (2)          (2)
   Employer Contributions                                                       3            6            2            2
---------------------------------------------------------------------------------------------------------------------------
      Fair Value of Plan Assets at End of Year                                124          106            -            -
---------------------------------------------------------------------------------------------------------------------------

Reconciliation of Funded Status to Balance Sheet
   Funded Status (Difference between Benefit
    Obligation and Fair Value of Plan Assets)                                 (38)         (27)         (68)         (59)
   Unrecognized Net (Gain) Loss                                                37           34           33           32
   Unrecognized Prior Service Cost                                             15           14          (11)         (12)
---------------------------------------------------------------------------------------------------------------------------
      Net Amount Recognized in the Balance Sheets                     $        14    $      21   $      (46)    $    (39)
===========================================================================================================================

Amounts Recognized in the Balance Sheets
   Consist of:
   Prepaid Pension Costs Included in Other Assets                     $        10    $      13   $        -     $      -
   Accrued Benefit Liability Included in Other Liabilities                     (9)         (10)         (46)          (39)
   Intangible Asset Included in Other Assets                                   10           11            -            -
   Accumulated Other Comprehensive Income                                       3            7            -            -
  -------------------------------------------------------------------------------------------------------------------------
      Net Amount Recognized                                           $        14    $      21   $      (46)    $    (39)
  =========================================================================================================================

      The accumulated benefit obligation for all defined benefit pension plans was $130 million and $109 million at December 31, 2003 and 2002, respectively.

                                                                                                  December 31,
                                                                                        2003                       2002
 --------------------------------------------------------------------------------------------------------------------------
                                                                                            -Millions of Dollars-
Information for Pension Plans with an Accumulated
  Benefit Obligation in Excess of Plan Assets:
    Projected Benefit Obligation at End of Year                                     $        87                $       71
    Accumulated Benefit Obligation at End of Year                                            70                        59
    Fair Value of Plan Assets at End of Year                                        $        61                $       50
 --------------------------------------------------------------------------------------------------------------------------

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

      The components of net periodic benefit costs are as follows:

                                                             Pension Benefits              Other Postretirement Benefits
                                                    ----------------------------------- ------------------------------------
                                                                           Years Ended December 31,
                                                       2003         2002       2001        2003        2002        2001
--------------------------------------------------- ------------ ----------- ---------- ----------- ----------- ------------
                                                                             -Millions of Dollars-
Components of Net Periodic Cost

   Service Cost                                    $       5    $      5     $     4     $    2       $   2        $  2
   Interest Cost                                           9           8           7          4           4           4
   Expected Return on Plan Assets                         (9)        (11)        (12)         -           -           -
   Prior Service Cost Amortization                         2           2           2         (1)          -           -
   Recognized Actuarial (Gain) Loss                        2           -          (2)         2           2           2
   Amortization of Transition Asset                        -           -           -          -           -           -
-------------------------------------------------- ------------ ----------- ---------- ----------- ----------- -----------
      Net Periodic Benefits Cost (Benefit)         $       9    $      4    $     (1)     $      7    $   8       $   8
================================================== ============ =========== ========== =========== =========== ===========

      For all pension plans, prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

          Additional Information                                                                    Other Postretirement
                                                                           Pension Benefits               Benefits
                                                                      ----------------------------------------------------
                                                                                  Years Ended December 31,
                                                                          2003          2002          2003         2002
--------------------------------------------------------------------------------------------------------------------------
                                                                           -Millions of Dollars-
   Minimum Pension Liability Included in
     Other Comprehensive Income                                            $3           $7             N/A         N/A

                                                                                                    Other Postretirement
                                                                           Pension Benefits               Benefits
                                                                        ------------------------ ---------------------------
                                                                           2003        2002          2003          2002
----------------------------------------------------------------------- ----------- ------------ -------------- ------------

Weighted-Average Assumptions Used to Determine
  Benefit Obligations as of December 1,
   Discount Rate                                                            6.25%         6.75%         5.50%         6.75%
   Rate of Compensation Increase                                            4.00%         4.00%            -           -

                                                                                                     Other Postretirement
                                                                            Pension Benefits               Benefits
                                                                         ------------------------ ---------------------------

                                                                            2003        2002          2003          2002
------------------------------------------------------------------------ ----------- ------------ ------------- -------------

Weighted-Average Assumptions Used to Determine
  Net Periodic Benefit Cost for Years Ended December 31,
   Discount Rate                                                              6.75%        7.25%       6.75%           7.25%
   Rate of Compensation Increase                                              4.00%        4.00%          -               -
   Expected Return on Plan Assets                                             8.75%        9.00%          -               -

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

                                                                                                      December 31,
                                                                                              2003                     2002
------------------------------------------------------------------------------------------------------------------------------------
      Assumed Health Care Cost Trend Rates
          Health Care Cost Trend Rate Assumed for Next Year                                   12.10%                   12.00%
          Ultimate Health Care Cost Trend Rate Assumed                                         5.00%                    5.00%
          Year that the Rate Reaches the Ultimate Trend Rate                                   2013                     2011
------------------------------------------------------------------------------------------------------------------------------------

      Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the December 31, 2003 amounts:

                                                                                    One-Percentage-Point      One-Percentage-Point
                                                                                           Increase                  Decrease
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 -Millions of Dollars-
      Effect on Total of Service and Interest Cost Components                              $    1                  $    (1)
      Effect on Postretirement Benefit Obligation                                          $    5                  $    (5)
------------------------------------------------------------------------------------------------------------------------------------

      Plan Assets

      TEP calculates the market-related value of plan assets using the fair value of plan assets on the measurement date. TEP's pension plan asset allocations at December 31, 2003 and 2002, by asset category are as follows:

                                                                                           Plan Assets
                                                                                             December 31,
                                                                                     2003                2002
--------------------------------------------------------------------------------------------------------------------
      Asset Category
         Equity Securities                                                          68.1%                59.2%
         Debt Securities                                                            18.2%                24.1%
         Real Estate                                                                13.7%                15.1%
           Other                                                                       -                  1.6%
---------------------------------------------------------------------------------------------------------------------
            Total                                                                  100.0%               100.0%
=====================================================================================================================

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

      A summary of the stock option activity of the Directors' Plan and Omnibus Plan is as follows:

                                              2003                         2002                          2001
-------------------------------------------------------------------------------------------------------------------------
                                                   Weighted                      Weighted                    Weighted
                                                   Average                       Average                      Average
                                                   Exercise                      Exercise                     Exercise
                                      Shares        Price           Shares        Price          Shares        Price
-------------------------------------------------------------------------------------------------------------------------
Options Outstanding,
  Beginning of Year                  2,576,469        $15.77      2,075,421       $15.05      1,918,264        $14.36
   Granted                             120,236        $17.77        590,000       $18.14        410,000        $17.96
   Exercised                          (199,400)       $13.72        (64,851)      $14.42       (177,602)       $14.56
   Forfeited                           (14,625)       $14.23        (24,101)      $15.43        (75,241)       $14.60
                                   --------------               ---------------             --------------
Options Outstanding,
  End of Year                        2,482,680        $16.04      2,576,469       $15.77      2,075,421        $15.05
                                   ==============               ===============             ==============

Options Exercisable,
  End of Year                       1,676,803         $15.27      1,441,829       $14.47    1,081,349          $14.38

Exercise Price Range of Options Outstanding at December 31, 2003:  $11.00 to $18.84

Weighted Average Remaining Contractual Life at December 31, 2003:              6.30 years
-------------------------------------------------------------------------------------------------------------------------

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

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

      There were no new stock unit awards granted under the Omnibus Plan in 2003, 2002 or 2001. When awards are granted, compensation expense equal to the fair market value on the date of the award is recognized over a three or four year vesting period. We recognized compensation expense related to earlier awards of less than $1 million in each of the last three years.

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

                                                                                        Years Ended December 31,
                                                                                   2003           2002          2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                             - In Thousands-
Denominator:
  Average Shares of Common Stock Outstanding                                         33,828         33,665        33,398
  Effect of Dilutive Securities:
    Warrants                                                                              -             81           143
    Options and Stock Issuable under Employee Benefit Plans and
       the Directors' Plan                                                              511            476           625
-------------------------------------------------------------------------------------------------------------------------
Total Shares                                                                         34,339         34,222        34,166
=========================================================================================================================

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


NOTE 20.  SUPPLEMENTAL CASH FLOW INFORMATION (Restated - See Note 22)
---------------------------------------------------------------------

      A reconciliation of net income to net cash flows from operating activities follows:

                                                                                              UniSource Energy
                                                                               -----------------------------------------------
                                                                                          Years Ended December 31,
                                                                                    2003            2002            2001
------------------------------------------------------------------------------------------------------------------------------
                                                                                           -Thousands of Dollars-

Net Income                                                                         $113,941     $  34,928      $   63,839

Adjustments to Reconcile Net Income
  To Net Cash Flows
     Cumulative Effect of Accounting Change-Net of Tax                              (67,471)              -           (470)
     Depreciation and Amortization Expense                                          130,643         127,923        120,346
     Depreciation Recorded to Fuel and Other O&M Expense                              6,230           5,701          6,001
     Coal Contract Amendment Fee                                                          -         (14,248)             -
     Amortization of Transition Recovery Asset                                       31,752          24,489         22,536
     Net Unrealized Loss (Gain) on TEP Forward Electric Sales                           761           1,302       (187,721)
     Net Unrealized (Gain) Loss on TEP Forward Electric Purchases                      (378)         (1,835)       189,036
     Net Unrealized (Gain) Loss on MEG Trading Activities                            (1,046)           (188)            32
     Amortization of Deferred Debt-Related Costs included in
       Interest Expense                                                               2,972           2,058          1,996
     Provision for Bad Debts                                                           4,820           1,688           (529)
     Deferred Income Taxes                                                           20,369           2,587          7,693
     Losses from Equity Method Entities                                               2,984           3,560          2,516
     Gain on Sale of Nations Energy's Curacao Project                                     -               -        (10,737)
     Gain on Sale of Real Estate                                                       (467)              -         (1,572)
     Other                                                                           23,083         (15,811)         1,264
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                        (18,622)         37,591         (9,011)
         Materials and Fuel Inventory                                                (7,412)         (2,118)          (653)
         Accounts Payable                                                            (7,944)        (35,193)        17,626
         Interest Accrued                                                            13,151          18,542         10,191
         Taxes Accrued                                                               10,353          (8,331)         1,418
         Other Current Assets                                                        (7,011)        (12,199)       (14,094)
         Other Current Liabilities                                                    8,934           2,517         (4,328)
------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                                              $259,642        $172,963       $215,379
==============================================================================================================================

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

                                                                                                 TEP
                                                                         -----------------------------------------------
                                                                                       Years Ended December 31,
                                                                                 2003            2002            2001
---------------------------------------------------------------------------------------------------------------------------
                                                                                        -Thousands of Dollars-

Net Income                                                                      $128,913        $ 55,390        $ 77,778
Adjustments to Reconcile Net Income
  To Net Cash Flows
     Cumulative Effect of Accounting Change-Net of Tax                           (67,471)              -            (470)
     Depreciation and Amortization Expense                                       121,037         124,054         117,063
     Depreciation Recorded to Fuel and Other O&M Expense                           6,230           5,701           6,001
     Coal Contract Amendment Fee                                                       -         (14,248)              -
     Amortization of Transition Recovery Asset                                    31,752          24,489          22,536
     Net Unrealized Loss (Gain) on Forward Electric Sales                            761           1,302        (187,721)
     Net Unrealized (Gain) Loss on Forward Electric Purchases                       (378)         (1,835)        189,036
     Amortization of Deferred Debt-Related Costs included in
       Interest Expense                                                            2,921           2,058           1,996
     Provision for Bad Debts                                                        4,460          1,688            (529)
     Deferred Income Taxes                                                        22,395          15,707          17,581
     (Gains) Losses from Equity Method Entities                                     (142)            530           1,812
     Interest Accrued on Note Receivable from UniSource Energy                   (10,242)         (9,329)              -
     Gain on Sale of Real Estate                                                    (467)              -          (1,572)
     Other                                                                        (4,587)         (2,757)          6,214
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                      (8,717)         32,318          (9,418)
         Materials and Fuel Inventory                                             (5,607)         (1,331)            165
         Accounts Payable                                                          8,225         (35,011)         15,238
         Interest Accrued                                                         28,576          18,542          10,191
         Taxes Accrued                                                             1,281          (3,663)           (145)
         Other Current Assets                                                        581         (12,771)         (1,229)
         Other Current Liabilities                                                (1,733)          2,683          (3,358)
---------------------------------------------------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                                           $257,788        $203,517        $261,169
===========================================================================================================================

      Non-cash investing and financing activities of UniSource Energy and TEP that affected recognized assets and liabilities but did not result in cash receipts or payments were as follows:

                                                                                       Years Ended December 31,
                                                                                 2003            2002            2001
---------------------------------------------------------------------------------------------------------------------------
                                                                                        -Thousands of Dollars-

Capital Lease Obligations                                                   $     10,731    $       11,604  $     20,743
Capital Lease Asset*

Note Receivable Received From the Sale of Nations Energy's
    Curacao Project*                                                                   -                -          8,300
---------------------------------------------------------------------------------------------------------------------------

      * This item is a non-cash investing activity of Millennium, and therefore, is not reflected on TEP's financial statements.

      The non-cash change in capital lease obligations represents interest accrued for accounting purposes in excess of interest payments in 2003, 2002, and 2001.

      On August 11, 2003, UniSource Energy acquired the Arizona gas and electric system assets from Citizens for $223 million, comprised of the base purchase price plus other operating capital adjustments and transaction

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

costs. In conjunction with the acquisition, liabilities were assumed as follows:

                                                                                             - Thousands of Dollars -
---------------------------------------------------------------------------------------------------------------------
       Fair Value of Assets Acquired                                                                         $262,044
       Liabilities Assumed                                                                                     38,614
---------------------------------------------------------------------------------------------------------------------
            Assets/Liabilities Purchased                                                                     $223,430
=====================================================================================================================

       Cash Paid for Citizens Assets                                                                         $218,558
       Transaction Costs                                                                                        4,872
---------------------------------------------------------------------------------------------------------------------
            Total Purchase Price                                                                             $223,430
=====================================================================================================================

NOTE 21.  QUARTERLY FINANCIAL DATA (UNAUDITED) (Restated - See Note 22)
------------------------------------------------------------------------

      Our quarterly financial information has not been audited but, in management's opinion, includes all adjustments necessary for a fair presentation. Our utility business is seasonal in nature with the peak sales periods generally occurring during the summer months. Accordingly, comparisons among quarters of a year may not represent overall trends and changes in operations.

      In the third quarter of 2002, TEP began reporting purchase and sale transactions under a Resource Management agreement with one of its counterparties on a net basis, because TEP's purchases and sales to this counterparty exactly offset each other and are made only for scheduling purposes. TEP reclassified Purchased Power related to its purchases from the counterparty as a reduction of Electric Wholesale Sales related to its sales to the counterparty. This reclassification to a net presentation was based on TEP's interpretation of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". In the fourth quarter of 2003, TEP identified an additional contract with a subsidiary of the same counterparty that required a similar reclassification.

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

      These reclassifications and the effects of the restatement (discussed in Note 22) on previously reported quarterly information are outlined below.

                                                                                             UniSource Energy
                                                                        -----------------------------------------------------------
                                                                                 First          Second          Third       Fourth
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          -Thousands of Dollars-
                                                                                         (except per share data)
2003

Operating Revenues as Previously Reported                                    $ 173,166        $211,341      $ 302,798     $281,230
Reclassifications                                                                  491             733            134            -
Restatement                                                                     (1,410)          3,999          1,320       (1,047)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues as Restated                                               $ 172,247        $216,073      $ 304,252     $280,183
===================================================================================================================================

Operating Income as Previously Reported                                      $  13,133        $ 42,212      $  82,574     $ 61,427
Reclassifications                                                                  464             903              -            -
Restatement                                                                     (1,528)          3,866          1,145       (1,191)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income as Restated                                                   $12,069        $ 46,981      $  83,719     $ 60,236
====================================================================================================================================

Income (Loss) Before Cumulative Effect of Accounting Change                  $ (15,125)       $  6,920      $  27,376     $ 27,299
Cumulative Effect of Accounting Change - Net of Tax                             67,471               -              -            -
Net Income                                                                      52,346           6,920         27,376       27,299

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

                                                                                              UniSource Energy
                                                                        -----------------------------------------------------------
                                                                                 First          Second         Third       Fourth
                                                                                             -Thousands of Dollars-
                                                                                            (except per share data)
Basic EPS:
Income (Loss) Before Cumulative Effect of Accounting Change                  $   (0.45)       $   0.20      $    0.81     $   0.81
Cumulative Effect of Accounting Change - Net of Tax                               2.00               -              -            -
Net Income                                                                        1.55            0.20           0.81         0.81

Diluted EPS:
Income (Loss) Before Cumulative Effect of Accounting Change                      (0.45)           0.20           0.80         0.79
Cumulative Effect of Accounting Change - Net of Tax                               2.00               -              -            -
Net Income                                                                        1.55            0.20           0.80         0.79

2002

Operating Revenues as Previously Reported                                    $ 171,195        $227,203      $ 258,765     $199,278
Reclassifications                                                               (2,682)           (202)        (8,505)      (8,148)
Restatement                                                                     (1,372)          2,365          2,355         (677)
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues as Restated                                               $ 167,141        $229,366      $ 252,615     $190,453
====================================================================================================================================

Operating Income as Previously Reported                                      $  24,686        $ 51,971      $  65,430     $ 41,993
Reclassifications                                                                  663             756              -          375
Restatement                                                                     (1,362)          2,375          2,387         (661)
------------------------------------------------------------------------------------------------------------------------------------
Operating Income as Restated                                                 $  23,987        $ 55,102      $  67,817     $ 41,707
====================================================================================================================================

Net Income (Loss)                                                            $  (7,137)       $ 13,322      $  24,260      $ 4,483
Basic EPS                                                                        (0.21)           0.40           0.72         0.13
Diluted EPS                                                                      (0.21)           0.39           0.71         0.13

                                                                                                        TEP
                                                                              ------------------------------------------------------
                                                                                 First          Second         Third       Fourth
----------------------------------------------------------------------------- ------------------------------------------------------
                                                                                              -Thousands of Dollars-
2003

Operating Revenues as Previously Reported                                    $ 172,547        $209,956      $ 264,415     $200,413
Reclassifications                                                                  490             733            136            -
Restatement                                                                     (1,410)          3,999          1,320       (1,048)
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues as Restated                                               $ 171,627        $214,688      $ 265,871     $199,365
====================================================================================================================================

Operating Income as Previously Reported                                      $  20,706        $ 51,053      $  85,870     $ 49,710
Reclassifications                                                                  463             903              -            -
Restatement                                                                     (1,528)          3,869          1,145       (1,193)
------------------------------------------------------------------------------------------------------------------------------------
Operating Income as Restated                                                 $  19,641        $ 55,825      $  87,015      $48,517
====================================================================================================================================

Interest Income - Note Receivable from UniSource Energy                      $   2,525        $  2,554      $   2,581      $ 2,582

Income (Loss) Before Cumulative Effect of Accounting Change                     (8,100)         13,511         32,194       23,837
Cumulative Effect of Accounting Change - Net of Tax                             67,471              -              -            -
Net Income                                                                      59,371          13,511         32,194       23,837

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

2002

Operating Revenues as Previously Reported                                    $ 169,577        $226,362      $ 257,243     $198,132
Reclassifications                                                               (2,682)           (202)        (8,506)      (8,148)
Restatement                                                                     (1,372)          2,365          2,354        (676)
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues as Restated                                               $ 165,523        $228,525      $ 251,091     $189,308
==================================================================================================================================

Operating Income as Previously Reported                                      $  29,170        $ 58,163      $  72,054     $ 50,009
Reclassifications                                                                  663             756              -          375
Restatement                                                                     (1,362)          2,375          2,385        (661)
----------------------------------------------------------------------------------------------------------------------------------
Operating Income as Restated                                                 $  28,471        $ 61,294      $  74,439     $ 49,723
==================================================================================================================================

Interest Income - Note Receivable from UniSource Energy                      $   2,301        $  2,325      $   2,352     $  2,351

Net Income (Loss)                                                               (2,753)         18,901         28,003       11,239

      EPS is computed independently for each of the quarters presented. Therefore, the sum of the quarterly EPS amounts may not equal the total for the year.

      The principal unusual items for TEP and UniSource Energy include:

      TEP and UniSource Energy

o First Quarter 2003: TEP recorded an after-tax gain of $67 million for the cumulative effect of adopting FAS 143. See Note 5.

o Fourth Quarter 2003: TEP recognized a $15 million tax benefit due to a reduction in its NOL valuation allowance. See Note 16. UniSource Energy recorded $3 million of acquisition-related fees, 80% of which were allocated to TEP. These fees do not result in a current or future tax deduction. See Note 16.

o Third Quarter 2002: TEP recorded a one-time $11 million pre-tax expense related to the termination of the Sundt coal contract. See Note 15. TEP also recognized a $2 million tax benefit due to the resolution of various tax items. See Note 16.

      UniSource Energy

o Fourth Quarter 2003: UED recognized an $11 million pre-tax development fee for closing the Springerville expansion project. See Note 14. This quarter also includes the first full quarter of activity for UES which was established on August 11, 2003. UES contributed Operating Revenues of $69 million, Operating Income of $7 million and Net Income of $3 million to fourth quarter results.

o Third Quarter 2002: Millennium recognized a $3 million tax benefit due to the resolution of various tax items. See Note 16.

NOTE 22.  CHANGE IN UNBILLED REVENUE ESTIMATION METHODOLOGY AT TEP
------------------------------------------------------------------

         TEP's and UES' retail revenues include an estimate of MWhs/therms delivered but unbilled at the end of each period. Unbilled revenues are dependent upon a number of factors that require management's judgment including estimates of retail sales and customer usage patterns. The unbilled revenue is estimated by comparing the estimated MWhs/therms delivered to the MWhs/therms billed to TEP and UES retail customers. The excess of MWhs/therms delivered over MWhs/therms billed is then allocated to the retail customer classes based on estimated usage by each customer class. TEP and UES then record revenue for each customer class based on the various bill rates for each customer class. Due to the seasonal fluctuations of TEP's actual load, the unbilled revenue amount increases during the spring and summer months and decreases during the fall and winter months. The unbilled revenue amount for UES gas sales increases during the fall and winter months and

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

decreases during the spring and summer months, whereas, the unbilled revenue amount for UES electric sales increases during the spring and summer months and decreases during the fall and winter months.

         During the second quarter of 2004, we determined that the kWh information used to estimate kWhs delivered to TEP's customers was, in general, understated. Additionally, we determined that TEP's existing method of pricing computed unbilled kWh sales quantities among customer classes was weighting usage by lower-priced customers too heavily and weighting usage by higher-priced customers too lightly. For TEP, the price paid by customers varies from a low of
3.7 cents per kWh for interruptible industrial load to a high of 13 cents per kWh for small commercial customers, so that allocations among customer classes are a significant element of unbilled revenues. Effective with the second quarter of 2004, we changed the estimation methodology used to quantify unbilled kWh sales and price the computed unbilled kWh sales quantities to more accurately reflect actual usage and restated prior periods.

         Under the revised estimation methodology, unbilled sales are estimated for the month by reviewing the meter reading schedule and determining the number of billed and unbilled kWhs for each cycle. Current month unbilled kWhs are allocated by customer class. New unbilled revenue amounts are recorded and unbilled revenue estimates from the prior month are reversed. The primary difference between the prior estimation method and the current method results from the reversal of the prior month's accrued unbilled revenue rather than a methodology that had the effect of reversing unbilled kWhs, and a more precise application of the current rates by customer class to kWhs unbilled at the end of each month.

         The effect on prior periods of this restatement was an increase in Common Stock Equity at January 1, 2001 of $11 million. The Consolidated Statements of Income and Changes in Stockholders' Equity for the three years in the period ended December 31, 2003 and the Consolidated Balance Sheets and Consolidated Statements of Capitalization as of December 31, 2003 and 2002 of UniSource Energy and TEP have been restated to correct the under reported revenues. The change in methodology and correction of under reported revenues resulted in the following revisions to the consolidated financial statements:

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income

                                                                           UniSource Energy                     TEP
--------------------------------------------------------------------------------------------------------------------------------
                                                                              As                            As
                                                                          Previously                    Previously
                                                                           Reported    As Restated       Reported    As Restated
-------------------------------------------------------------------------------------------------------------------------------
Year Ended 2003                                                                        -Thousands of Dollars-
---------------
Electric Retail Sales                                                      $743,718       $746,578       $688,643      $691,503
Operating Revenues                                                          969,895        972,755        848,691       851,551
Amortization of Transition Recovery Asset                                    31,184         31,752         31,184        31,752
Total Operating Expenses                                                    769,182        769,750        639,985       640,553
Operating Income                                                            200,713        203,005        208,706       210,998
Income Taxes                                                                 11,114         12,082         20,122        21,090
Income Before Cumulative Effect of Accounting Change                         45,146         46,470         60,118        61,442
Net Income                                                                  112,617        113,941        127,589       128,913

Basic EPS:
----------
Income (Loss) Before Cumulative Effect of Accounting Change                    1.34           1.38
Net Income                                                                     3.33           3.37

Diluted EPS:
-----------
Income (Loss) Before Cumulative Effect of Accounting Change                    1.31           1.35
Net Income                                                                     3.28           3.32

Year Ended 2002
---------------
Electric Retail Sales                                                      $666,049       $668,721       $666,049      $668,721
Operating Revenues                                                          836,904        839,576        831,775       834,447
Amortization of Transition Recovery Asset                                    24,554         24,489         24,554        24,489
Total Operating Expenses                                                    651,028        650,963        620,585       620,520
Operating Income                                                            185,876        188,613        211,190       213,927
Income Taxes                                                                 16,878         17,962         35,350        36,434
Net Income                                                                   33,275         34,928         53,737        55,390

Basic EPS:
---------
Net Income                                                                     0.99           1.04

Diluted EPS:
-----------
Net Income                                                                     0.97           1.02


UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (continued)
--------------------------------------------------------------------------------

Consolidated Statements of Income
                                                                           UniSource Energy                     TEP
--------------------------------------------------------------------------------------------------------------------------------
                                                                     As Previously                       As
                                                                        Reported      As Restated    Previously    As Restated
                                                                                                      Reported
--------------------------------------------------------------------------------------------------------------------------------
Year Ended 2001                                                                        -Thousands of Dollars-
---------------

Electric Retail Sales                                                     $ 670,117    $   675,173    $   670,117     $ 675,173
Operating Revenues                                                        1,608,248      1,613,304      1,599,905     1,604,961
Amortization of Transition Recovery Asset                                    21,609         22,536         21,609        22,536
Total Operating Expenses                                                  1,357,588      1,358,515      1,332,221     1,333,148
Operating Income                                                            250,660        254,789        267,684       271,813
Income Taxes                                                                 47,474         49,109         55,910        57,545
Income Before Cumulative Effect of Accounting Change                         60,875         63,369         74,814        77,308
Net Income                                                                   61,345         63,839         75,284        77,778

Basic EPS:
----------
Income (Loss) Before Cumulative Effect of Accounting Change                    1.83           1.90
Net Income                                                                     1.84           1.91

Diluted EPS:
------------
Income (Loss) Before Cumulative Effect of Accounting Change                    1.79           1.86
Net Income                                                                     1.80           1.87



Consolidated Balance Sheets

                                                                               UniSource Energy                   TEP
--------------------------------------------------------------------------------------------------------------------------------
                                                                              As                           As
                                                                         Previously          As         Previously       As
                                                                          Reported        Restated       Reported     Restated
--------------------------------------------------------------------------------------------------------------------------------
December 31, 2003                                                                      -Thousands of Dollars-
-----------------
Trade Accounts Receivable                                                  $ 89,449  $      97,904   $     61,960   $    70,415
Unbilled Accounts Receivable                                                 30,118         53,590          7,632        31,104
Total Current Assets                                                        349,849        381,776        232,686       264,613
Transition Recovery Asset                                                   275,936        274,182        275,936       274,182
Total Regulatory and Other Assets                                           384,706        382,952        381,409       379,655
Total Assets                                                              3,092,129      3,122,302      2,736,457     2,766,630

Common Stock Equity                                                         539,655        556,472        389,237       406,054
Total Capitalization                                                      2,588,943      2,605,760      2,277,880     2,294,697
Taxes Accrued                                                                42,136         50,625         29,535        38,024
Total Current Liabilities                                                   273,492        281,981        209,196       217,685
Deferred Income Taxes - Noncurrent                                           91,403         96,270        123,469       128,336
Total Capitalization and Other Liabilities                                3,092,129      3,122,302      2,736,457     2,766,630


UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (concluded)
--------------------------------------------------------------------------------

Consolidated Balance Sheets

                                                                               UniSource Energy                   TEP
--------------------------------------------------------------------------------------------------------------------------------
                                                                              As                           As
                                                                         Previously          As         Previously       As
                                                                          Reported        Restated       Reported     Restated
--------------------------------------------------------------------------------------------------------------------------------
December 31, 2002                                                                      -Thousands of Dollars-
-----------------
Trade Accounts Receivable                                               $    75,787  $      83,102   $     66,826   $    74,141
Unbilled Accounts Receivable                                                  9,910         31,447          9,910        31,447
Total Current Assets                                                        285,005        313,857        231,133       259,985
Transition Recovery Asset                                                   307,120        305,934        307,120       305,934
Total Regulatory and Other Assets                                           422,274        421,088        421,420       420,234
Total Assets                                                              2,858,288      2,885,954      2,781,144     2,808,810

Common Stock Equity                                                         441,147        456,640        338,339       353,832
Total Capitalization                                                      2,371,721      2,387,214      2,268,257     2,283,750
Taxes Accrued                                                                33,850         41,524         35,772        43,446
Total Current Liabilities                                                   219,380        227,054        217,744       225,418
Deferred Income Taxes - Noncurrent                                           34,552         39,051         67,490        71,989
Total Capitalization and Other Liabilities                                2,858,288      2,885,954      2,781,144     2,808,810




Consolidated Statements of Capitalization

                                                                               UniSource Energy                   TEP
--------------------------------------------------------------------------------------------------------------------------------
                                                                              As                           As
                                                                         Previously          As         Previously       As
                                                                          Reported        Restated       Reported     Restated
--------------------------------------------------------------------------------------------------------------------------------
December 31, 2003                                                                      -Thousands of Dollars-
-----------------
Accumulated Deficit                                                     $  (126,523) $    (109,706)  $  (258,096)   $  (241,279)
Total Common Stock Equity                                                   539,655        556,472       389,237        406,054
Total Capitalization                                                      2,588,943      2,605,760     2,277,880      2,294,697


Consolidated Statements of Capitalization

                                                                               UniSource Energy                   TEP
--------------------------------------------------------------------------------------------------------------------------------
                                                                              As                           As
                                                                         Previously          As         Previously       As
                                                                          Reported        Restated       Reported     Restated
--------------------------------------------------------------------------------------------------------------------------------
December 31, 2002                                                                      -Thousands of Dollars-
-----------------
Accumulated Deficit                                                     $  (218,932) $    (203,439)  $  (305,685)   $  (290,192)
Total Common Stock Equity                                                   441,147        456,640       338,339        353,832
Total Capitalization                                                      2,371,721      2,387,214     2,268,257      2,283,750



Schedule II - Valuation and Qualifying Accounts

                                                                       Additions-
                                                       Beginning       Charged to                          Ending
                    Description                         Balance          Income         Deductions         Balance
----------------------------------------------------------------------------------------------------------------------
              Year Ended December 31,                                     -Millions of Dollars-
    Deferred Tax Assets Valuation Allowance (1)
                       2003                               $ 22             $ 2              $ 15              $ 9
                       2002                                 16               7                 1               22
                       2001                                 16               -                 -               16

        Allowance for Doubtful Accounts (2)
                       2003                                $ 9             $ 5               $ 3             $ 11
                       2002                                  9               2                 2                9
                       2001                                 10               1                 2                9

----------------------------------------------------------------------------------------------------------------------

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

ITEM 9.-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

ITEM 9A.-- CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

         Except as noted below with respect to unbilled revenues, UniSource Energy and TEP have disclosure controls and procedures to ensure that material information recorded, processed, summarized and reported in their filings with the SEC is on an accurate and timely basis. Management of UniSource Energy and TEP, with the participation of the principal executive officer and principal financial officer of UniSource Energy and TEP have evaluated these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based on such evaluation, with the exception of the unbilled revenue matter discussed below, the principal executive officer and principal financial officer of UniSource Energy and TEP have concluded that such disclosure controls and procedures were, as of such date, effective at ensuring that material information is recorded, processed, summarized and reported accurately and within the time periods specified by the SEC's rules and forms.

         There has been no change in UniSource Energy or TEP's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect UniSource Energy' or TEP's internal control over financial reporting except as described below:

         During the second quarter of 2004, we determined that we had a material weakness in internal control over TEP's existing methodology of estimating unbilled revenues. As a result, we restated the financial statements included in this Form 10-K.

         During the second quarter of 2004, we determined that the kWh information used to estimate kWhs delivered to TEP's customers was, in general, understated. Additionally, we determined that TEP's existing method of pricing computed unbilled kWh sales quantities among customer classes was weighting usage by lower-priced customers too heavily and weighting usage by higher-priced customers too lightly. For TEP, the price paid by customers varies from a low of
3.7 cents per kWh for interruptible industrial load to a high of 13 cents per kWh for small commercial customers, so that allocations among customer classes are a significant element of unbilled revenues. Effective with the second quarter of 2004, we changed the estimation methodology used to quantify unbilled kWh sales and price the computed unbilled kWh sales quantities to more accurately reflect actual usage and restated prior periods.

         In addition to restating our financial statements, subsequent to the date of our evaluation, we implemented changes to improve controls over estimating unbilled revenue.

         Also during the second quarter of 2004, we engaged an independent consulting firm to test various aspects of our general information technology controls primarily in the area of network access controls. The consultant made several recommendations, which we implemented by the end of July 2004. While we are not aware of any impacts to date on our financial reporting from not having had these controls in place before, we believe these improvements to controls will enhance data integrity controls subsequent to the date of our evaluation.

                                    PART III

ITEM 10.-- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
--------------------------------------------------------------------------------

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

    EXECUTIVE OFFICERS - UNISOURCE ENERGY

         Executive Officers of UniSource Energy, who are elected annually by UniSource Energy's Board of Directors, are as follows:

                                                                                                          Executive
                                                                                                            Officer
   Name                          Age    Position(s) Held                                                     Since
-----------------------------------------------------------------------------------------------------------------------
   James S. Pignatelli           60     Chairman, President and Chief Executive Officer                       1998
   Michael J. DeConcini          39     Senior Vice President, Investments and Planning                       1999
   Dennis R. Nelson              53     Senior Vice President, Utility Services                               1998
   Karen G. Kissinger            49     Vice President, Controller and Chief Compliance Officer               1998
   Kevin P. Larson               47     Vice President, Chief Financial Officer and Treasurer                 2000
   Steven W. Lynn                57     Vice President, Communications and Government Relations               2003
   Vincent Nitido, Jr.           48     Vice President, General Counsel and Chief Administrative Officer      2000
   Catherine A. Nichols          45     Corporate Secretary                                                   2003
--------------------------------------------------------------------------------------------------------- -------------

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


    EXECUTIVE OFFICERS - TUCSON ELECTRIC POWER COMPANY

         Executive Officers of TEP, who are elected annually by TEP's Board of Directors, are:

                                                                                                           Executive
                                                                                                            Officer
   Name                          Age    Position(s) Held                                                     Since
--------------------------------------------------------------------------------------------------------------------
   James S. Pignatelli           60     Chairman, President and Chief Executive Officer                       1994
   Michael J. DeConcini          39     Senior Vice President, Energy Resources Business Unit                 2003
   Steven J. Glaser              46     Senior Vice President and Chief Operating Officer, Transmission       1994
                                        and Distribution Business Unit
   Thomas A. Delawder            57     Vice President, Energy Resources Business Unit                        1985
   Thomas N. Hansen              53     Vice President / Technical Advisor                                    1992
   Karen G. Kissinger            49     Vice President, Controller and Chief Compliance Officer               1991
   Kevin P. Larson               47     Vice President, Chief Financial Officer and Treasurer                 1994
   Steven W. Lynn                57     Vice President, Communications and Government Relations               2003
   Vincent Nitido, Jr.           48     Vice President, General Counsel and Chief Administrative Officer      1998
   James Pyers                   62     Vice President, Utility Distribution Business Unit, Operations        1998
   Catherine A. Nichols          45     Corporate Secretary                                                   1998
--------------------------------------------------------------------------------------------------------------------

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

Catherine A. Nichols       See description shown under UniSource Energy
                           Corporation above.


ITEM 11.-- EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         Information concerning Executive Compensation will be contained under Executive Compensation and Other Information in UniSource Energy's Proxy Statement relating to the 2004 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2003, which information is incorporated herein by reference.


ITEM 12.-- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

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


ITEM 13.-- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

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



ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------

         Information concerning principal accountant fees and services will be contained in UniSource Energy's Proxy Statement relating to the 2004 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2003, which information is incorporated herein by reference.

                                     PART IV

ITEM 15.-- EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


                                                                            Page

(a) 1. Consolidated Financial Statements as of December 31, 2003 and 2002 and for Each of the Three Years in the Period Ended
       December 31, 2003

       UniSource Energy Corporation
       Report of Independent Registered Public Accounting Firm                69
       Consolidated Statements of Income                                      70
       Consolidated Statements of Cash Flows                                  71
       Consolidated Balance Sheets                                            72
       Consolidated Statements of Capitalization                              73
       Consolidated Statements of Changes in Stockholders' Equity             74
       Notes to Consolidated Financial Statements                             80

       Tucson Electric Power Company
       Report of Independent Registered Public Accounting Firm                69
       Consolidated Statements of Income                                      75
       Consolidated Statements of Cash Flows                                  76

       Consolidated Balance Sheets                                            77
       Consolidated Statements of Capitalization                              78
       Consolidated Statements of Changes in Stockholders' Equity             79
       Notes to Consolidated Financial Statements                             80

    2. Financial Statement Schedule
       Schedule II
       Valuation and Qualifying Accounts                                     130

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

                          UNISOURCE ENERGY CORPORATION


Date:  August 24, 2004            By:  /s/ Kevin P. Larson
                                       ----------------------------------------
                                           Kevin P. Larson
                                           Vice President and Principal
                                           Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  August 24, 2004                 /s/ James S. Pignatelli*
                                      ----------------------------------------
                                           James S. Pignatelli
                                           Chairman of the Board, President and
                                           Principal Executive Officer



Date:  August 24, 2004                 /s/ Kevin P. Larson
                                      ----------------------------------------
                                           Kevin P. Larson
                                           Principal Financial Officer



Date:  August 24, 2004                 /s/ Karen G. Kissinger*
                                      ----------------------------------------
                                           Karen G. Kissinger
                                           Principal Accounting Officer



Date:  August 24, 2004                 /s/ Lawrence J. Aldrich*
                                      ----------------------------------------
                                           Lawrence J. Aldrich
                                           Director



Date:  August 24, 2004                 /s/ Larry W. Bickle*
                                      ----------------------------------------
                                           Larry W. Bickle
                                           Director



Date:  August 24, 2004                 /s/ Elizabeth T. Bilby*
                                      ----------------------------------------
                                           Elizabeth T. Bilby
                                           Director

Date:  August 24, 2004                 /s/ Harold W. Burlingame*
                                      ----------------------------------------
                                           Harold W. Burlingame
                                           Director



Date:  August 24, 2004                 /s/ John L. Carter*
                                      ----------------------------------------
                                           John L. Carter
                                           Director



Date:  August 24, 2004                 /s/ Robert A. Elliott*
                                      ----------------------------------------
                                           Robert A. Elliott
                                           Director



Date:  August 24, 2004                 /s/ Kenneth Handy*
                                      ----------------------------------------
                                           Kenneth Handy
                                           Director



Date:  August 24, 2004                 /s/ Warren Y. Jobe*
                                      ----------------------------------------
                                           Warren Y. Jobe
                                           Director



Date:  August 24, 2004            By:  /s/ Kevin P. Larson
                                      ----------------------------------------
                                           Kevin P. Larson
                                           as attorney-in-fact for each
                                           of the persons indicated

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TUCSON ELECTRIC POWER COMPANY


Date:  August 24, 2004              By: /s/ Kevin P. Larson
                                      ----------------------------------------
                                           Kevin P. Larson
                                           Vice President and Principal
                                           Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  August 24, 2004                  /s/ James S. Pignatelli*
                                      ----------------------------------------
                                           James S. Pignatelli
                                           Chairman of the Board, President and
                                           Principal Executive Officer



Date:  August 24, 2004                  /s/ Kevin P. Larson
                                      ----------------------------------------
                                           Kevin P. Larson
                                           Principal Financial Officer



Date:  August 24, 2004                  /s/ Karen G. Kissinger*
                                      ----------------------------------------
                                           Karen G. Kissinger
                                           Principal Accounting Officer



Date:  August 24, 2004                  /s/ Lawrence J. Aldrich*
                                      ----------------------------------------
                                           Lawrence J. Aldrich
                                           Director



Date:  August 24, 2004                  /s/ Elizabeth T. Bilby*
                                      ----------------------------------------
                                           Elizabeth T. Bilby
                                           Director



Date:  August 24, 2004                  /s/ Harold W. Burlingame*
                                      ----------------------------------------
                                           Harold W. Burlingame
                                           Director

Date:  August 24, 2004                  /s/ John L. Carter*
                                      ----------------------------------------
                                           John L. Carter
                                           Director



Date:  August 24, 2004                  /s/ Robert A. Elliott*
                                      ----------------------------------------
                                           Robert A. Elliott
                                           Director



Date:  August 24, 2004                  /s/ Kenneth Handy*
                                      ----------------------------------------
                                           Kenneth Handy
                                           Director



Date:  August 24, 2004                  /s/ Warren Y. Jobe*
                                      ----------------------------------------
                                           Warren Y. Jobe
                                           Director



Date:  August 24, 2004             By:  /s/ Kevin P. Larson
                                      ----------------------------------------
                                           Kevin P. Larson
                                           as attorney-in-fact for each
                                           of the persons indicated

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