Form 10-Q/A
period 2004-03-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2004-08-24
CIK 100122, 941138

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                AMENDMENT NO. 1

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

EXPLANATORY NOTE


         This Amendment No. 1 to the Quarterly Report on Form 10-Q for UniSource Energy Corporation and Tucson Electric Power Company (TEP) for the quarterly period ended March 31, 2004 is being filed for the purpose of amending and revising Part I, Item 1 - Financial Statements, and Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Part II, Item 4 - Controls and Procedures and Item 6 - Exhibits and Reports on Form 8-K. This Form 10-Q/A is being filed in order to retroactively apply a change in unbilled revenue estimation. While not amended, the remaining items of the Form 10-Q are included for convenience.

         TEP and UniSource Energy Services, Inc. (UES) record utility operating revenues when services are provided or commodities are delivered to customers. Operating revenues include unbilled revenues which are earned (service has been provided) but not billed by the end of an accounting period. During the second quarter of 2004, we determined that TEP's existing methodology for estimating unbilled revenues resulted in misreporting of revenues in prior periods. In general, the misreporting resulted in an under reporting of revenues, however, for the three months ended March 31, 2004 and 2003, the misreporting resulted in an over reporting of revenues. As a result, TEP changed the methodology for estimating unbilled revenues and restated prior year financial statements to give effect to the change and correct the reporting of revenues in those periods.

           As described in Note 18, Change in Unbilled Revenue Estimation Methodology at TEP, the financial information for all periods presented reflects the revised unbilled revenue estimation methodology.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Definitions....................................................................v
Report of Independent Registered Public Accounting Firm........................1

PART I  -  FINANCIAL INFORMATION

Item 1.  -  Financial Statements
    UniSource Energy Corporation
       Comparative Condensed Consolidated Statements of Income.................2
       Comparative Condensed Consolidated Statements of Cash Flows.............3
       Comparative Condensed Consolidated Balance Sheets.......................4
       Condensed Consolidated Statement of Changes in Stockholders' Equity.....5
    Tucson Electric Power Company
       Comparative Condensed Consolidated Statements of Income.................6
       Comparative Condensed Consolidated Statements of Cash Flows.............7
       Comparative Condensed Consolidated Balance Sheets.......................8
       Condensed Consolidated Statement of Changes in Stockholders' Equity.....9
    Notes to Condensed Consolidated Financial Statements
    Note 1.   Nature of Operations, Basis of Accounting Presentation and
              Equity-Based Compensation.......................................10
    Note 2.   Proposed Acquisition of UniSource Energy........................11
    Note 3.   Regulatory Matters..............................................12
    Note 4.   TEP Credit Facility.............................................13
    Note 5.   Accounting Change:  Accounting for Asset Retirement Obligations.14
    Note 6.   Accounting for Derivative Instruments and Trading Activities....14
    Note 7.   Business Segments...............................................15
    Note 8.   Millennium .....................................................16
    Note 9.   Commitments and Contingencies...................................18
    Note 10.  TEP Wholesale Accounts Receivable and Allowances................21
    Note 11.  UniSource Energy Earnings per Share (EPS).......................21
    Note 12.  Employee Benefits Plans.........................................22
    Note 13.  Equity-Based Compensation Plans.................................23
    Note 14.  Income and Other Taxes..........................................24
    Note 15.  New Accounting Pronouncements...................................25
    Note 16.  Supplemental Cash Flow Information..............................26
    Note 17.  Review by Independent Registered Public Accounting Firm.........27
    Note 18.  Change in Unbilled Revenue Estimation Methodology at TEP........27


Item 2.  -  Management's Discussion and Analysis of Financial Condition and
            Results of Operations
    Overview of Consolidated Business.........................................31
    UniSource Energy Consolidated
       Results of Operations..................................................33
       Contribution by Business Segment.......................................34
       Liquidity and Capital Resources........................................34
    Tucson Electric Power Company
       Results of Operations..................................................37
       Factors Affecting Results of Operations................................39
       Liquidity and Capital Resources........................................41

                                TABLE OF CONTENTS
                                   (concluded)


    UniSource Energy Services
       Results of Operations..................................................43
       Factors Affecting Results of Operations................................44
       Liquidity and Capital Resources........................................44
    Millennium Energy Holdings
       Results of Operations..................................................45
       Liquidity and Capital Resources........................................46
    Critical Accounting Policies..............................................47
    New Accounting Pronouncements.............................................53
    Safe Harbor for Forward-Looking Statements................................53

Item 3.  -  Quantitative and Qualitative Disclosures about Market Risk........54

Item 4.  -  Controls and Procedures...........................................57

PART II - OTHER INFORMATION

Item 1.  -  Legal Proceedings.................................................58
Item 4.  -  Submission of Matters to a Vote of Security Holders...............58
Item 5.  -  Other Information
    Additional Financial Data.................................................59
    Non-GAAP Measure..........................................................59
    SEC Reports Available on UniSource Energy's Website.......................61

Item 6.  -  Exhibits and Reports on Form 8-K..................................61

Signatures....................................................................62

Exhibit Index.................................................................63

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

ISO..............................     Independent System Operator.
ITN..............................     ITN Energy Systems, Inc. was formed to
                                        provide research, development, and other
                                        services. Millennium exchanged its
                                        ownership of ITN for increased ownership
                                        of Global Solar and currently owns no
                                        interest in ITN.
ITC..............................     Investment tax credit.
kWh..............................     Kilowatt-hour(s).
kV...............................     Kilovolt(s).
LIBOR............................     London Interbank Offered Rate.
LOC..............................     Letter of Credit.
MEG..............................     Millennium Environmental Group, Inc., a
                                        wholly-owned subsidiary of Millennium,
                                        which manages and trades emission
                                        allowances, coal, and related financial
                                        instruments.
MicroSat.........................     MicroSat Systems, Inc. is a company
                                        formed to develop and commercialize
                                        small-scale satellites. Millennium
                                        currently owns 35%.
Millennium.......................     Millennium Energy Holdings, Inc., a
                                        wholly-owned subsidiary of UniSource
                                        Energy.
Mimosa...........................     Minerales de Monclova, S.A. de C.V., an
                                        owner of coal and associated gas
                                        reserves and a supplier of metallurgical
                                        coal to the steel industry and thermal
                                        coal to the Mexican electricity
                                        commission. Sabinas owns 19.5% of
                                        Mimosa.
MMBtus...........................     Million British Thermal Units.
MW...............................     Megawatt(s).
MWh..............................     Megawatt-hour(s).
Navajo...........................     Navajo Generating Station.
NOL..............................     Net Operating Loss carryback or
                                        carryforward for income tax purposes.
PGA..............................     Purchased Gas Adjuster, a retail rate
                                        mechanism designed to recover the cost
                                        of gas purchased for retail gas
                                        customers.
PNM..............................     Public Service Company of New Mexico.
Powertrusion.....................     POWERTRUSION International, Inc., a
                                        company owned 77% by Millennium, which
                                        manufactures lightweight utility poles.
PPFAC............................     Purchased Power and Fuel Adjustment
                                      Clause.
PWCC.............................     Pinnacle West Capital Corporation.
Revolving Credit Facility........     $60 million revolving credit facility
                                        entered into under the Credit Agreement
                                        between a syndicate of banks and TEP.
RTO..............................     Regional Transmission Organization.
Rules............................     Retail Electric Competition Rules.
Sabinas..........................     Carboelectrica Sabinas, S. de R.L.de C.V.,
                                        a Mexican limited liability company.
                                        Millennium owns 50% of Sabinas.
Saguaro Utility..................     An Arizona limited partnership, whose
                                        general partner is Sage Mountain, L.L.C.
                                        and whose limited partners include
                                        investment funds affiliated with
                                        Kohlberg Kravis Roberts & Co., L.P.,
                                        J.P. Morgan Partners, L.L.C. and
                                        Wachovia Capital Partners.
San Juan.........................     San Juan Generating Station.
Second Mortgage Bonds............     TEP's second mortgage bonds issued under
                                        the Indenture of Mortgage and Deed of
                                        Trust, dated as of December 1, 1992, of
                                        TEP to the Bank of New York, successor
                                        trustee, as supplemented.
SCE..............................     Southern California Edison Company.
SES..............................     Southwest Energy Solutions, Inc., a
                                        wholly-owned subsidiary of Millennium.
Springerville....................     Springerville Generating Station.
Springerville Coal Handling
  Facilities Leases..............     Leveraged lease arrangements relating to
                                        the coal handling facilities serving
                                        Springerville.
Springerville Common
  Facilities.....................     Facilities at Springerville used in common
                                        with Springerville Unit 1 and
                                        Springerville Unit 2.
Springerville Common
  Facilities Leases..............     Leveraged lease arrangements relating to
                                        an undivided one-half interest in
                                        certain Springerville Common Facilities.

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

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company

We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company and its subsidiaries (TEP) as of March 31, 2004 and the related condensed consolidated statements of income and of cash flows for each of the three-month periods ended March 31, 2004 and 2003 and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2004. These interim financial statements are the responsibility of the Company's and TEP's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the condensed consolidated interim financial statements, the Company and TEP have restated their financial statements for unbilled revenues as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of capitalization of the Company and TEP as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 20, 2004, except as to the restatement of unbilled revenue described in Note 22, as to which the date is August 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 2003, are fairly stated in all material respects in relation to the consolidated balance sheets from which they have been derived.


PricewaterhouseCoopers LLP
Los Angeles, California
May 3, 2004, except for Note 18, as to which the date is August 19, 2004

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Restated See Note 18)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                      2004*            2003*
                                                                                          (Unaudited)
-------------------------------------------------------------------------------------------------------------
                                                                                    -Thousands of Dollars-
Operating Revenues
  Electric Retail Sales                                                            $ 174,363       $ 129,135
  Electric Wholesale Sales                                                            41,700          40,284
  Gas Revenue                                                                         48,801               -
  Other Revenues                                                                       5,220           2,828
-------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                                                         270,084         172,247
-------------------------------------------------------------------------------------------------------------

Operating Expenses
  Fuel                                                                                47,449          46,502
  Purchased Energy                                                                    56,468          15,682
  Other Operations and Maintenance                                                    66,613          52,156
  Depreciation and Amortization                                                       35,136          30,520
  Amortization of Transition Recovery Asset                                            8,597           3,727
  Taxes Other Than Income Taxes                                                       13,111          11,591
-------------------------------------------------------------------------------------------------------------
    Total Operating Expenses                                                         227,374         160,178
-------------------------------------------------------------------------------------------------------------
      Operating Income                                                                42,710          12,069
-------------------------------------------------------------------------------------------------------------

Other Income (Deductions)
  Interest Income                                                                      4,869           5,234
  Other Income                                                                         8,715           1,042
  Other Expense                                                                       (1,016)         (2,225)
-------------------------------------------------------------------------------------------------------------
    Total Other Income (Deductions)                                                   12,568           4,051
-------------------------------------------------------------------------------------------------------------

Interest Expense
  Long-Term Debt                                                                      23,118          19,272
  Interest on Capital Leases                                                          20,044          20,738
  Other Interest Expense, Net of Amounts Capitalized                                    (214)            (93)
-------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                                            42,948          39,917
-------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change                                                12,330         (23,797)
  Income Tax Expense (Benefit)                                                         5,909          (8,672)
-------------------------------------------------------------------------------------------------------------

Income (Loss) Before Cumulative Effect of Accounting Change                            6,421         (15,125)
Cumulative Effect of Accounting Change - Net of Tax                                        -          67,471
-------------------------------------------------------------------------------------------------------------

Net Income                                                                           $ 6,421        $ 52,346
=============================================================================================================

Weighted-average Shares of Common Stock Outstanding (000)                             34,185          33,739
=============================================================================================================

Basic Earnings per Share
  Income (Loss) Before Cumulative Effect of Accounting Change                         $ 0.19         $ (0.45)
  Cumulative Effect of Accounting Change - Net of Tax                                      -            2.00
-------------------------------------------------------------------------------------------------------------
  Net Income                                                                          $ 0.19          $ 1.55
=============================================================================================================

Diluted Earnings per Share
  Income (Loss) Before Cumulative Effect of Accounting Change                         $ 0.18         $ (0.45)
  Cumulative Effect of Accounting Change - Net of Tax                                      -            2.00
-------------------------------------------------------------------------------------------------------------
  Net Income                                                                          $ 0.18          $ 1.55
=============================================================================================================
Dividends Paid per Share                                                              $ 0.16          $ 0.15
=============================================================================================================

See Notes to Condensed Consolidated Financial Statements.
*Certain amounts have been restated. See Note 18.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                       2004           2003
                                                                                          (Unaudited)
------------------------------------------------------------------------------------------------------------
                                                                                    -Thousands of Dollars-
Cash Flows from Operating Activities
     Cash Receipts from Electric Retail Sales                                   $   200,489        $153,697
     Cash Receipts from Electric Wholesale Sales                                     56,327          57,405
     Cash Receipts from Gas Sales                                                    56,570               -
     Other Cash Receipts                                                              2,175           1,073
     MEG Cash Receipts from Trading Activity                                         34,357          12,446
     Interest Received                                                               10,504          11,375
     Income Tax Refunds Received                                                        286               -
     Performance Deposits                                                            (7,052)           (848)
     Fuel Costs Paid                                                                (46,073)        (49,760)
     Purchased Energy Costs Paid                                                    (75,264)        (26,061)
     Wages Paid, Net of Amounts Capitalized                                         (25,051)        (20,539)
     Payment of Other Operations and Maintenance Costs                              (37,324)        (27,341)
     MEG Cash Payments for Trading Activity                                         (28,278)        (14,326)
     Capital Lease Interest Paid                                                    (40,308)        (41,967)
     Taxes Paid, Net of Amounts Capitalized                                         (22,336)        (14,001)
     Interest Paid, Net of Amounts Capitalized                                      (30,135)        (25,362)
     Income Taxes Paid                                                               (7,000)         (4,367)
     Other                                                                              553          (1,127)
------------------------------------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                                                42,440          10,297
------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
     Capital Expenditures                                                           (31,370)        (37,942)
     Investment in and Loans to Equity Investees                                       (361)         (4,606)
     Proceeds from Investment in Springerville Lease Debt and Equity                  8,054           8,778
     Payments for Investment in Springerville Lease Debt and Equity                  (4,499)              -
     Other                                                                               (4)           (637)
------------------------------------------------------------------------------------------------------------
Net Cash Flows - Investing Activities                                               (28,180)        (34,407)
------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
     Proceeds from Borrowings under Revolving Credit Facility                        20,000               -
     Payments on Borrowings under the Revolving Credit Facility                     (20,000)              -
     Proceeds from Issuance of Short-Term Debt                                            -             350
     Repayments of Short-Term Debt                                                        -            (460)
     Repayments of Long-Term Debt                                                    (1,232)         (1,261)
     Payment of Debt Issue Costs                                                     (8,959)           (124)
     Payments on Capital Lease Obligations                                          (43,632)        (37,374)
     Common Stock Dividends Paid                                                     (5,439)         (5,045)
     Other                                                                            4,961           1,117
------------------------------------------------------------------------------------------------------------
Net Cash Flows - Financing Activities                                               (54,301)        (42,797)
------------------------------------------------------------------------------------------------------------

Net Decrease in Cash and Cash Equivalents                                           (40,041)        (66,907)
Cash and Cash Equivalents, Beginning of Year                                        101,266          90,928
------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                           $ 61,225        $ 24,021
============================================================================================================

See Note 16 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS (Restated see Note 18)

                                                                                   March 31,        December 31,
                                                                                       2004*               2003*
                                                                                            (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                                     - Thousands of Dollars -
ASSETS
Utility Plant
  Plant in Service                                                              $ 2,909,618         $ 2,899,305
  Utility Plant under Capital Leases                                                748,239             748,239
  Construction Work in Progress                                                     123,864             105,804
----------------------------------------------------------------------------------------------------------------
    Total Utility Plant                                                           3,781,721           3,753,348
  Less Accumulated Depreciation and Amortization                                 (1,289,149)         (1,262,962)
  Less Accumulated Amortization of Capital Lease Assets                            (428,504)           (421,171)
----------------------------------------------------------------------------------------------------------------
    Total Utility Plant - Net                                                     2,064,068           2,069,215
----------------------------------------------------------------------------------------------------------------

Investments and Other Property
  Investments in Lease Debt and Equity                                              175,007             178,789
  Other                                                                             115,864             109,570
----------------------------------------------------------------------------------------------------------------
    Total Investments and Other Property                                            290,871             288,359
----------------------------------------------------------------------------------------------------------------

Current Assets
  Cash and Cash Equivalents                                                          61,225             101,266
  Trade Accounts Receivable                                                          94,038              97,904
  Unbilled Accounts Receivable                                                       41,332              53,590
  Allowance for Doubtful Accounts                                                   (11,757)            (11,522)
  Materials and Fuel Inventory                                                       58,920              58,299
  Trading Assets                                                                     49,295              21,507
  Current Regulatory Assets                                                           9,762              12,129
  Income Taxes Receivable                                                             3,561                   -
  Deferred Income Taxes - Current                                                    10,120              15,925
  Interest Receivable - Current                                                       6,195              11,561
  Other                                                                              21,975              21,117
----------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                            344,666             381,776
----------------------------------------------------------------------------------------------------------------

Regulatory and Other Assets
  Transition Recovery Asset                                                         265,585             274,182
  Income Taxes Recoverable Through Future Revenues                                   48,543              49,849
  Other Regulatory Assets                                                            12,684              12,327
  Other Assets                                                                       53,030              46,594
----------------------------------------------------------------------------------------------------------------
    Total Regulatory and Other Assets                                               379,842             382,952
----------------------------------------------------------------------------------------------------------------

Total Assets                                                                    $ 3,079,447         $ 3,122,302
================================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                                                             $ 563,480           $ 556,472
  Capital Lease Obligations                                                         719,870             762,968
  Long-Term Debt                                                                  1,285,095           1,286,320
----------------------------------------------------------------------------------------------------------------
    Total Capitalization                                                          2,568,445           2,605,760
----------------------------------------------------------------------------------------------------------------

Current Liabilities
  Current Obligations under Capital Leases                                           54,848              50,269
  Current Maturities of Long-Term Debt                                                1,725               1,742
  Accounts Payable                                                                   53,573              65,745
  Interest Accrued                                                                   26,989              62,927
  Trading Liabilities                                                                43,964              18,753
  Taxes Accrued                                                                      47,905              50,625
  Accrued Employee Expenses                                                          13,958              16,081
  Other                                                                              18,996              15,839
----------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                       261,958             281,981
----------------------------------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                                                106,035              96,270
  Regulatory Liability - Net Cost of Removal for Interim Retirements                 63,140              60,998
  Other                                                                              79,869              77,293
----------------------------------------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities                                    249,044             234,561
----------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 9)
----------------------------------------------------------------------------------------------------------------

Total Capitalization and Other Liabilities                                      $ 3,079,447         $ 3,122,302
================================================================================================================

See Notes to Condensed Consolidated Financial Statements.
*Certain amounts have been restated. See Note 18.

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Restated See Note 6)


                                                                                                      Accumulated
                                              Common                               Accumulated           Other             Total
                                              Shares                Common           Earnings         Comprehensive    Stockholders'
                                           Outstanding*              Stock         (Deficit)*        Income (Loss)        Equity*
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
                                                                          - Thousands of Dollars -
Balances at December 31, 2003                      33,788          $ 668,022       $ (109,706)          $ (1,844)         $ 556,472
-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    2004 Year-to-Date Net Income                                           -            6,421                  -              6,421
    Unrealized Gain on Cash Flow Hedges
       (net of $574,000 income tax expense)                                -                -                876                876
                                                                                                                        ------------
Total Comprehensive Income                                                                                                    7,297
                                                                                                                        ------------
    Dividends Declared                                                     -           (5,439)                 -             (5,439)
    Shares Issued under Stock Compensation Plans       64              1,307                -                  -              1,307
    Shares Distributed by Deferred Compensation Trust   -                  2                -                  -                  2
    Shares Issued for Stock Options                   204              3,813                -                  -              3,813
    Other                                               -                 28                -                  -                 28
------------------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 2004                         34,056          $ 673,172       $ (108,724)            $ (968)         $ 563,480
====================================================================================================================================

* UniSource Energy has 75 million authorized shares of common stock.

See Notes to Condensed Consolidated Financial Statements.
* Certain amounts have been restated. See Note 18.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Restated See Note 18)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                          2004*             2003*
                                                                                               (Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                                         -Thousands of Dollars-
Operating Revenues
  Electric Retail Sales                                                              $ 143,176         $ 129,135
  Electric Wholesale Sales                                                              41,649            40,284
  Other Revenues                                                                         2,149             2,208
-----------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                                                           186,974           171,627
-----------------------------------------------------------------------------------------------------------------

Operating Expenses
  Fuel                                                                                  47,449            46,502
  Purchased Power                                                                        6,252            15,682
  Other Operations and Maintenance                                                      47,829            45,301
  Depreciation and Amortization                                                         30,413            29,624
  Amortization of Transition Recovery Asset                                              8,597             3,727
  Taxes Other Than Income Taxes                                                         10,746            11,150
-----------------------------------------------------------------------------------------------------------------
    Total Operating Expenses                                                           151,286           151,986
-----------------------------------------------------------------------------------------------------------------
      Operating Income                                                                  35,688            19,641
-----------------------------------------------------------------------------------------------------------------

Other Income (Deductions)
  Interest Income                                                                        4,861             5,167
  Interest Income - Note Receivable from UniSource Energy                                2,320             2,525
  Other Income                                                                           1,164               511
  Other Expense                                                                           (936)             (265)
-----------------------------------------------------------------------------------------------------------------
    Total Other Income (Deductions)                                                      7,409             7,938
-----------------------------------------------------------------------------------------------------------------

Interest Expense
  Long-Term Debt                                                                        20,381            19,272
  Interest on Capital Leases                                                            20,037            20,734
  Other Interest Expense, Net of Amounts Capitalized                                      (189)             (247)
-----------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                                              40,229            39,759
-----------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes and
Cumulative Effect of Accounting Change                                                   2,868           (12,180)
  Income Tax Expense (Benefit)                                                           2,074            (4,080)
-----------------------------------------------------------------------------------------------------------------

Income (Loss) Before Cumulative Effect of Accounting Change                                794            (8,100)
Cumulative Effect of Accounting Change - Net of Tax                                          -            67,471
-----------------------------------------------------------------------------------------------------------------

Net Income                                                                               $ 794          $ 59,371
=================================================================================================================

See Notes to Condensed Consolidated Financial Statements.
* Certain amounts have been restated. See Note 18.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                      2004              2003
                                                                                          (Unaudited)
--------------------------------------------------------------------------------------------------------------
                                                                                    -Thousands of Dollars-
Cash Flows from Operating Activities
     Cash Receipts from Electric Retail Sales                                    $ 165,683          $ 153,697
     Cash Receipts from Electric Wholesale Sales                                    56,258             57,405
     Interest Received                                                              10,452             11,244
     Fuel Costs Paid                                                               (46,073)           (49,760)
     Purchased Power Costs Paid                                                    (22,380)           (26,061)
     Wages Paid, Net of Amounts Capitalized                                        (17,985)           (16,688)
     Payment of Other Operations and Maintenance Costs                             (28,281)           (24,570)
     Capital Lease Interest Paid                                                   (40,304)           (41,963)
     Taxes Paid, Net of Amounts Capitalized                                        (13,841)           (12,965)
     Interest Paid, Net of Amounts Capitalized                                     (24,949)           (25,351)
     Income Taxes Refunds Received                                                     286                  -
     Income Taxes Paid                                                              (5,000)            (3,469)
     Other                                                                             260                  -
--------------------------------------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                                               34,126             21,519
--------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
     Capital Expenditures                                                          (22,956)           (37,095)
     Proceeds from Investment in Springerville Lease Debt and Equity                 8,054              8,778
     Payments for Investment in Springerville Lease Debt and Equity                (4,499)                 -
     Other                                                                               -               (952)
--------------------------------------------------------------------------------------------------------------
Net Cash Flows - Investing Activities                                              (19,401)           (29,269)
--------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
     Proceeds from Borrowings under Revolving Credit Facility                       20,000                  -
     Payments on Revolving Credit Facility                                         (20,000)                 -
     Repayments of Long-Term Debt                                                   (1,225)            (1,225)
     Payments on Capital Lease Obligations                                         (43,599)           (37,347)
     Payment of Debt Issue Costs                                                    (8,583)              (124)
     Other                                                                           4,256              1,147
--------------------------------------------------------------------------------------------------------------
Net Cash Flows - Financing Activities                                              (49,151)           (37,549)
--------------------------------------------------------------------------------------------------------------

Net Decrease in Cash and Cash Equivalents                                          (34,426)           (45,299)
Cash and Cash Equivalents, Beginning of Year                                        65,262             55,778
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                          $ 30,836           $ 10,479
==============================================================================================================

See Note 16 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS (Restated See Note 18)

                                                                                          March 31,        December 31,
                                                                                              2004*               2003*
                                                                                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                                                            - Thousands of Dollars -
ASSETS
Utility Plant
  Plant in Service                                                                     $ 2,680,047         $ 2,681,133
  Utility Plant under Capital Leases                                                       747,533             747,533
  Construction Work in Progress                                                            103,328              82,210
-----------------------------------------------------------------------------------------------------------------------
    Total Utility Plant                                                                  3,530,908           3,510,876
  Less Accumulated Depreciation and Amortization                                        (1,280,094)         (1,257,585)
  Less Accumulated Amortization of Capital Lease Assets                                   (428,445)           (421,135)
-----------------------------------------------------------------------------------------------------------------------
    Total Utility Plant - Net                                                            1,822,369           1,832,156
-----------------------------------------------------------------------------------------------------------------------

Investments and Other Property
  Investments in Lease Debt and Equity                                                     175,007             178,789
  Other                                                                                     41,275              41,285
-----------------------------------------------------------------------------------------------------------------------
    Total Investments and Other Property                                                   216,282             220,074
-----------------------------------------------------------------------------------------------------------------------

Note Receivable from UniSource Energy                                                       72,452              70,132
-----------------------------------------------------------------------------------------------------------------------

Current Assets
  Cash and Cash Equivalents                                                                 30,836              65,262
  Trade Accounts Receivable                                                                 61,819              70,415
  Unbilled Accounts Receivable                                                              26,764              31,104
  Allowance for Doubtful Accounts                                                          (10,940)            (11,034)
  Intercompany Accounts Receivable                                                           9,345              10,938
  Materials and Fuel Inventory                                                              49,850              50,107
  Current Regulatory Assets                                                                  9,542               8,969
  Income Taxes Receivable                                                                    3,946                   -
  Deferred Income Taxes - Current                                                           11,345              18,847
  Interest Receivable - Current                                                              6,195              11,561
  Other                                                                                      9,701               8,444
-----------------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                                   208,403             264,613
-----------------------------------------------------------------------------------------------------------------------

Regulatory and Other Assets
  Transition Recovery Asset                                                                265,585             274,182
  Income Taxes Recoverable Through Future Revenues                                          48,543              49,849
  Other Regulatory Assets                                                                   12,349              11,973
  Other Assets                                                                              49,787              43,651
-----------------------------------------------------------------------------------------------------------------------
    Total Regulatory and Other Assets                                                      376,264             379,655
-----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                           $ 2,695,770         $ 2,766,630
=======================================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                                                                    $ 409,224           $ 406,054
  Capital Lease Obligations                                                                719,261             762,323
  Long-Term Debt                                                                         1,125,095           1,126,320
-----------------------------------------------------------------------------------------------------------------------
    Total Capitalization                                                                 2,253,580           2,294,697
-----------------------------------------------------------------------------------------------------------------------

Current Liabilities
  Current Obligations under Capital Leases                                                  54,712              50,126
  Current Maturities of Long-Term Debt                                                       1,725               1,725
  Accounts Payable                                                                          30,037              37,998
  Intercompany Accounts Payable                                                              7,446               8,413
  Interest Accrued                                                                          25,554              58,620
  Taxes Accrued                                                                             32,121              38,024
  Accrued Employee Expenses                                                                 13,035              14,716
  Other                                                                                     10,656               8,063
-----------------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                              175,286             217,685
-----------------------------------------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                                                       137,357             128,336
  Regulatory Liability - Net Cost of Removal for Interim Retirements                        62,186              60,417
  Other                                                                                     67,361              65,495
-----------------------------------------------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities                                           266,904             254,248
-----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 9)
-----------------------------------------------------------------------------------------------------------------------

Total Capitalization and Other Liabilities                                             $ 2,695,770         $ 2,766,630
=======================================================================================================================

See Notes to Condensed Consolidated Financial Statements.
* Certain amounts have been restated. See Note 18.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Restated See Note 18)

                                                                                                      Accumulated
                                                                    Capital      Accumulated           Other             Total
                                                Common               Stock        Earnings         Comprehensive     Stockholders'
                                                Stock*              Expense       (Deficit)*        Income (Loss)        Equity*
------------------------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
                                                                           - Thousands of Dollars -
Balances at December 31, 2003                   $ 655,534           $ (6,357)      $ (241,279)          $ (1,844)         $ 406,054
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    2004 Year-to-Date Net Income                        -                  -              794                  -                794
    Unrealized Gain on Cash Flow Hedges
       (net of $574,000 income tax expense)             -                  -                -                876                876
                                                                                                                    ----------------
Total Comprehensive Income                                                                                                    1,670
                                                                                                                    ----------------

    Capital Contribution from UniSource Energy      1,500                  -                -                  -              1,500
------------------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 2004                      $ 657,034           $ (6,357)        $ (240,485)          $ (968)         $ 409,224
====================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.
* Certain amounts have been restated. See Note 18.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED
--------------------------------------------------------------------------------

NOTE 1. NATURE OF OPERATIONS, BASIS OF ACCOUNTING PRESENTATION AND EQUITY-BASED COMPENSATION
-------------------------------------------------------------------------------

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

     EQUITY-BASED COMPENSATION - (Restated - See Note 18)

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

--------------------------------------------------------------------------------

Standards No. 123, Accounting for Stock-Based Compensation, to all equity-based employee compensation awards:

UniSource Energy:
-----------------

                                                                              Three Months Ended March 31,
                                                                              2004                   2003
------------------------------------------------------------------------------------------------------------
                                                                                -Thousands of Dollars-
                                                                                (except per share data)
Net Income - As Reported                                                   $    6,421           $   52,346
Add: Equity-based compensation expense
   included in reported net income, net of related tax effects
                                                                                1,243                  106
Deduct: Total equity-based employee compensation expense
   determined under fair value based method for all awards, net
   of related tax effects                                                      (1,866)                (344)
------------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                                       $    5,798           $   52,108
============================================================================================================
Basic Earnings per Share:
  As Reported                                                                   $0.19                $1.55
  Pro Forma                                                                     $0.17                $1.54
============================================================================================================
Diluted Earnings per Share:
  As Reported                                                                   $0.18                $1.55
  Pro Forma                                                                     $0.17                $1.54
============================================================================================================


   TEP:
   ----
                                                                             Three Months Ended March 31,
                                                                              2004                   2003
------------------------------------------------------------------------------------------------------------
                                                                                -Thousands of Dollars-
Net Income - As Reported                                                  $      794            $   59,371
Add: Equity-based compensation expense
   included in reported net income, net of related tax effects                 1,119                   101

Deduct: Total equity-based employee compensation expense
   determined under fair value based method for all awards, net
   of related tax effects                                                     (1,730)                 (336)
------------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                                      $      183            $   59,136
============================================================================================================

         The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted in the first quarter of 2004. For the 21,222 options granted under the Directors' Plan in 2003, the following weighted average assumptions were used:

                                                                                                     2003
------------------------------------------------------------------------------------------------------------
Expected life (years)                                                                                    6
Interest rate                                                                                         3.34%
Volatility                                                                                           23.74%
Dividend yield                                                                                        3.55%
Weighted-average grant-date fair value of options granted
  during the period                                                                                  $3.16
------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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


NOTE 3.  REGULATORY MATTERS
---------------------------

   REGULATORY ACCOUNTING

         TEP and UES generally use the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP's and UES' retail rates, the Arizona Corporation Commission (ACC) may not allow TEP or UES to currently charge their customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP and UES defer these items and show them as regulatory assets on the balance sheet until TEP and UES are allowed to charge their customers. TEP and UES then amortize these items as expense to the income statement as these charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

         The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

o        an independent regulator sets rates;
o the regulator sets the rates to recover specific costs of delivering service; and

--------------------------------------------------------------------------------

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

         TEP's regulatory assets, net of regulatory liabilities, totaled $274 million at March 31, 2004. Regulatory assets of $22 million are not presently included in rate base and consequently are not earning a return on investment.

         TEP regularly assesses whether it can continue to apply FAS 71 to its regulated operations. If TEP stopped applying FAS 71 to these operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at March 31, 2004, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of $165 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

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



NOTE 4.  TEP CREDIT FACILITY
----------------------------

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

--------------------------------------------------------------------------------

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



NOTE 5.  ACCOUNTING CHANGE:  ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS
------------------------------------------------------------------------

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


NOTE 6.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES
---------------------------------------------------------------------

         TEP, UES and MEG's derivative activities are discussed fully in UniSource Energy and TEP's 2003 Annual Report on Form 10-K.

         TEP has a natural gas supply agreement under which it purchases all of its gas requirements at spot market prices from Southwest Gas Corporation (SWG). TEP also has agreements to purchase power that are priced using spot market gas prices. These contracts meet the definition of normal purchases and are not required

--------------------------------------------------------------------------------

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

         TEP and MEG's derivative activities are reported as follows:

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

         TEP's derivative assets and liabilities are reported in Other Current Asset and Other Current Liabilities on TEP and UniSource Energy's balance sheets. The fair value of TEP's derivative assets was $1 million at March 31, 2004 and the fair value of TEP's derivative liabilities was less than $1 million at December 31, 2003. MEG's trading assets and liabilities are reported in Trading Assets and Trading Liabilities on UniSource Energy's balance sheet. The fair value of MEG's trading assets, including its Emissions Allowance inventory, was $49 million at March 31, 2004 and $22 million at December 31, 2003. The fair value of MEG's trading liabilities was $44 million at March 31, 2004 and $19 million at December 31, 2003.

         Beginning January 1, 2004, the settlement of forward purchase and sales contracts that do not result in physical delivery are recorded net as a component of Electric Wholesale Sales in TEP's income statement. For the three months ended March 31, 2004, $1 million in sales were netted against $1 million in purchases, resulting in a small net gain.


NOTE 7.  BUSINESS SEGMENTS (Restated - See Note 18)
---------------------------------------------------

         Based on the way we organize our operations and evaluate performance, we have four reportable business segments:

(1) TEP, a vertically integrated electric utility business, is UniSource Energy's largest subsidiary.
(2) UES is the holding company for UNS Gas, a regulated gas distribution business, and UNS Electric, a regulated electric distribution utility business. See Note 1.
(3) Millennium holds interests in unregulated energy and emerging technology businesses. See Note 8.
(4) UED develops generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station.

--------------------------------------------------------------------------------

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

         We disclose selected financial data for our business segments in the following table:

                                                                        Segments                                         UniSource
                                                  ---------------------------------------------------- Reconciling         Energy
                                                          TEP          UES     Millennium        UED   Adjustments      Consolidated
------------------------------------------------- ----------------------------------------------------------------------------------
                                                                                - Millions of Dollars -
 Income Statement
 ................................................ ............. ............ ............. ........... ............... .............
 Three months ended March 31, 2004:
 ................................................ ............. ............ ............. ........... ............... .............
    Operating Revenues - External                  $      187    $      81    $         2   $      -     $        -    $        270
 ................................................ ............. ............ ............. ........... ............... .............
    Operating Revenues - Intersegment                       -            -              3          -             (3)              -
 ................................................ ............. ............ ............. ........... ............... .............
    Income Before Income Taxes                              3            8              3          -             (2)             12
 ................................................ ............. ............ ............. ........... ............... .............
    Net Income                                              1            5              2          -             (2)              6
 ................................................ ............. ............ ............. ........... ............... .............

 ................................................ ............. ............ ............. ........... ............... .............
 Three months ended March 31, 2003:
 ................................................ ............. ............ ............. ........... ............... .............
    Operating Revenues - External                  $      172    $       -    $         1   $      -    $         -    $        173
 ................................................ ............. ............ ............. ........... ............... .............
    Operating Revenues - Intersegment                       -            -              2          -             (2)              -
 ................................................ ............. ............ ............. ........... ............... .............
    Loss Before Income Taxes and Cumulative               (12)           -             (8)         -             (3)            (23)
      Effect of Accounting Change
 ................................................ ............. ............ ............. ........... ............... .............
    Net Income (Loss)                                      59            -             (5)         -             (2)             52
 ................................................ ............. ............ ............. ........... ............... .............

 ------------------------------------------------ ------------- ------------ ------------- ----------- --------------- -------------

 Balance Sheet
 ................................................ ............. ............ ............. ........... ............... .............
 Total Assets, March 31, 2004                     $     2,696    $     312    $       202   $      3     $      (134)   $      3,079
.................................................  ............. ............ ............. ........... ............... .............
 Total Assets, December 31, 2003                        2,767          309            181          3            (138)          3,122
 ................................................ ............. ............ ............. ........... ............... .............

 ------------------------------------------------ ------------- ------------ ------------- ----------- --------------- -------------


NOTE 8.  MILLENNIUM
-------------------

         See Note 7 for selected financial data of Millennium.

         Through affiliates, Millennium holds investments in unregulated energy and emerging technology companies. As presented in Note 7, Millennium's assets represent 5% of UniSource Energy's total assets at March 31, 2004 and 4% at December 31, 2003. Under the acquisition agreement described in Note 2, UniSource Energy is limited as to the amount it can invest in Millennium in the future. Consequently, Millennium's ability to provide future funding for the operations of emerging companies could be affected.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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


NOTE 9.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

--------------------------------------------------------------------------------

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

         In November 2001, the Grand Canyon Trust (GCT), an environmental activist group, filed a complaint in U.S. District Court against TEP for alleged violations of the Clean Air Act at the Springerville Generating Station. The complaint alleged that more stringent emission standards should apply to Units 1 and 2. These standards would require new permits and the installation of additional facilities, meeting Best Available Control Technology standards, for the continued operation of Units 1 and 2. In 2002, the U.S. District Court granted TEP's motion for summary judgment on one of the primary issues in the case: whether TEP commenced construction within 18 months and/or by March 19, 1979, after the original 1977 air permit covering Units 1 and 2 was issued. The Court found that TEP had commenced construction of the Springerville Generating Station in the time periods required by the original permits. There were two remaining allegations: that (a) TEP discontinued construction for a period of 18 months or longer and did not complete construction in a reasonable period of time, and (b) TEP did not commence construction, for purposes of New Source Performance Standard applicability, by September 18, 1978. On March 4, 2003, the U.S. District Court determined that the GCT had not commenced the case on a timely basis and dismissed the case. The GCT has appealed this decision to the U.S. Court of Appeals for the 9th Circuit. Oral argument on the matter was heard by the 9th Circuit on April 15, 2004, and a decision is pending.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

         There were no antidilutive options as of March 31, 2004. The dilutive share base for the quarter ended March 31, 2003 excludes 1,406,000 options and contingently issuable shares due to their antidilutive effect as a result of UniSource Energy's loss before cumulative effect of accounting change.


NOTE 12.  EMPLOYEE BENEFITS PLANS
---------------------------------

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

--------------------------------------------------------------------------------


NOTE 13.  EQUITY-BASED COMPENSATION PLANS
-----------------------------------------

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

--------------------------------------------------------------------------------

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

      PERFORMANCE SHARES

         In May 2003, the Board of Directors approved a grant of performance shares to key employees under the Omnibus Plan. The shares were to be awarded at the end of a three-year performance period based on goal attainment. The grant date fair value was $17.84 per share. Compensation expense was initially recorded over the performance period based on the anticipated number and market value of shares to be awarded. As a result of the shareholder vote to approve the proposed merger, 53,566 performance shares vested and were distributed. Compensation expense of $2 million was recorded in the first quarter of 2004 for this award.


NOTE 14.  INCOME AND OTHER TAXES (Restated - See Note 18)
---------------------------------------------------------

     INCOME TAXES

         The differences between the income tax expense (benefit) and the amount obtained by multiplying pre-tax income (loss) before cumulative effect of accounting change by the U.S. statutory federal income tax rate of 35% are as follows:

                                                                             UniSource Energy                     TEP
                                                                        ---------------------------- -------------------------------
                                                                            Three Months Ended             Three Months Ended
                                                                                 March 31,                     March 31,
                                                                            2004          2003            2004            2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        -Thousands of Dollars -

Federal Income Tax Expense (Benefit) at Statutory Rate                     $  4,316     $   (8,329)     $    1,004      $   (4,263)
   State Income Tax Expense (Benefit), Net of Federal Deduction                 566         (1,094)            130            (560)
   Depreciation Differences (Flow Through Basis)                                789          1,086             789           1,086
   Tax Credits                                                                 (129)          (380)           (129)           (380)
   Other                                                                        367             45             280              37
------------------------------------------------------------------------------------------------------------------------------------
Income Tax Expense (Benefit)                                                  5,909         (8,672)          2,074          (4,080)
------------------------------------------------------------------------------------------------------------------------------------
Tax on Cumulative Effect of Accounting Change (See Note 5)                        -         44,236               -          44,236
------------------------------------------------------------------------------------------------------------------------------------
Total Federal and State Income Tax Expense                                 $  5,909     $   35,564      $    2,074      $   40,156
====================================================================================================================================

         The total Federal and State Income Tax Expense (Benefit) in the table above is included on UniSource Energy and TEP's income statements.

--------------------------------------------------------------------------------

     OTHER TAXES

         TEP and UES act as conduits or collection agents for excise tax (sales tax) as well as franchise fees and regulatory assessments. They record liabilities payable to governmental agencies when electricity is delivered to customers. Neither the amounts billed nor payable are reflected in the income statement.


NOTE 15.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

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

--------------------------------------------------------------------------------

NOTE 16.  SUPPLEMENTAL CASH FLOW INFORMATION (Restated - See Note 18)
---------------------------------------------------------------------

         A reconciliation of net income to net cash flows from operating activities follows:

                                                                                             UniSource Energy
                                                                                      --------------------------------
                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                             2004             2003
----------------------------------------------------------------------------------------------------------------------
                                                                                          -Thousands of Dollars-

Net Income                                                                                $ 6,421         $  52,346


Adjustments to Reconcile Net Income
  To Net Cash Flows
     Cumulative Effect of Accounting Change-Net of Tax                                           -          (67,471)

     Depreciation and Amortization Expense                                                  35,136           30,520

     Depreciation Recorded to Fuel and Other O&M Expense                                     1,556            1,448
     Amortization of Transition Recovery Asset                                               8,597            3,727
     Net Unrealized Gain on TEP Forward Electric Sales                                        (509)            (116)
     Net Unrealized Loss on TEP Forward Electric Purchases                                     327               28
     Net Unrealized Gain on MEG Trading Activities                                          (1,584)          (1,695)
     Amortization of Deferred Debt-Related Costs included in Interest Expense                2,394              732
    Provision for Bad Debts                                                                    943            3,192
     Deferred Income Taxes                                                                  21,061           19,192
     (Gains) Losses from Equity Method Entities                                             (6,893)           1,929
     Other                                                                                   2,595           11,468
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                                15,343           14,172
         Materials and Fuel Inventory                                                         (621)          (4,405)
         Accounts Payable                                                                  (11,984)          (5,269)
         Interest Accrued                                                                  (30,826)         (28,580)
         Income Tax Receivable                                                              (3,561)               -
         Taxes Accrued                                                                      (3,313)         (24,070)
         Other Current Assets                                                              (17,357)             934
         Other Current Liabilities                                                          24,715            2,215
----------------------------------------------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                                                     $ 42,440        $  10,297
======================================================================================================================

--------------------------------------------------------------------------------

                                                                                                    TEP
                                                                                      --------------------------------
                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                             2004             2003
----------------------------------------------------------------------------------------------------------------------
                                                                                          -Thousands of Dollars-
Net Income                                                                               $     794        $  59,371

Adjustments to Reconcile Net Income
  To Net Cash Flows
     Cumulative Effect of Accounting Change-Net of Tax                                           -          (67,471)
     Depreciation and Amortization Expense                                                  30,413           29,624
     Depreciation Recorded to Fuel and Other O&M Expense                                     1,556            1,448
     Amortization of Transition Recovery Asset                                               8,597            3,727
     Net Unrealized Gain on TEP Forward Electric Sales                                        (509)            (116)
     Net Unrealized Loss on TEP Forward Electric Purchases                                     327               28
     Amortization of Deferred Debt-Related Costs included in Interest Expense                2,317              732
     Provision for Bad Debts                                                                   560            3,192
     Deferred Income Taxes                                                                  21,970           15,432
     Gains from Equity Method Entities                                                         (33)             (52)
     Interest on Note Receivable from UniSource Energy                                      (2,320)          (2,525)
     Other                                                                                    (218)           1,747
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                                10,149           24,506
         Materials and Fuel Inventory                                                          257             (221)
         Accounts Payable                                                                   (6,611)          (5,339)
         Interest Accrued                                                                  (27,943)         (28,580)
         Income Tax Receivable                                                              (8,813)               -
         Taxes Accrued                                                                      (1,628)         (20,264)
         Other Current Assets                                                                5,506            7,024
         Other Current Liabilities                                                            (245)            (744)
----------------------------------------------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                                                      $34,126        $  21,519
======================================================================================================================

NOTE 17.  REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-----------------------------------------------------------------

          With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month period ended March 31, 2004 and 2003, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 3, 2004 except as to the restatement of unbilled revenue described in Note 18, as to which the date is August 19, 2004 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.



NOTE 18.  CHANGE IN UNBILLED REVENUE ESTIMATION METHODOLOGY AT TEP
------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

         During the second quarter of 2004, we determined that the kWh information used to estimate kWhs delivered to TEP's customers was generally understated. Additionally, we determined that TEP's existing method of pricing computed unbilled kWh sales quantities among customer classes was weighting usage by lower-priced customers too heavily and weighting usage by higher-priced customers too lightly. For TEP, the price paid by customers varies from a low of
3.7 cents per kWh for interruptible industrial load to a high of 13 cents per kWh for small commercial customers, so that allocations among customer classes are a significant element of unbilled revenues. Effective with the second quarter of 2004, we changed the estimation methodology used to quantify unbilled kWh sales and price the computed unbilled kWh sales quantities to more accurately reflect actual usage and restated prior periods including the three months ended March 31, 2004 and 2003.

         Under the revised estimation methodology, unbilled sales are estimated for the month by reviewing the meter reading schedule and determining the number of billed and unbilled kWhs for each cycle. Current month unbilled kWhs are allocated by customer class. New unbilled revenue amounts are recorded and unbilled revenue estimates from the prior month are reversed. The primary difference between the prior estimation methodology and the current methodology results from the reversal of the prior month's accrued unbilled revenue rather than a methodology that had the effect of reversing unbilled kWhs, and a more precise application of the current rates by customer class to kWhs unbilled at the end of each month.

         The Condensed Consolidated Statements of Income for the three months ended March 31, 2004 and 2003 and the Condensed Consolidated Balance Sheets and Statement of Capitalization as of March 31, 2004 of UniSource Energy and TEP have been restated to correct the reported revenues. The change in methodology and correction of reported revenues resulted in the following revisions to the consolidated financial statements:

Consolidated Statements of Income
                                                                           UniSource Energy                     TEP
                                                                      ---------------------------    --------------------------
                                                                     As Previously                       As
                                                                        Reported      As Restated    Previously    As Restated
Three Months Ended March 31, 2004                                                                     Reported
-------------------------------------------------------------------------------------------------------------------------------
                                                                                       -Thousands of Dollars-

Electric Retail Sales                                                     $ 174,387       $174,363       $143,200      $143,176
Operating Revenues                                                          270,108        270,084        186,998       186,974
Amortization of Transition Recovery Asset                                     8,468          8,597          8,468         8,597
Total Operating Expenses                                                    227,245        227,374        151,157       151,286
Operating Income                                                             42,863         42,710         35,841        35,688
Income Before Income Taxes and Cumulative Effect of
Accounting Change                                                            12,483         12,330          3,021         2,868
Income Taxes                                                                  5,970          5,909          2,135         2,074
Income Before Cumulative Effect of Accounting Change                          6,513          6,421            886           794
Net Income                                                                    6,513          6,421            886           794

Basic EPS:
----------
Income (Loss) Before Cumulative Effect of Accounting Change
                                                                              $0.19          $0.19
Net Income                                                                    $0.19          $0.19

Diluted EPS:
-----------
Income (Loss) Before Cumulative Effect of Accounting Change
                                                                              $0.19          $0.18
Net Income                                                                    $0.19          $0.18



--------------------------------------------------------------------------------


Consolidated Statements of Income
                                                                           UniSource Energy                     TEP
                                                                          --------------------------  --------------------------
                                                                              As                           As
                                                                          Previously                    Previously
Three Months Ended March 31, 2003                                          Reported    As Restated       Reported   As Restated
                                                                          --------------------------  --------------------------
                                                                                       -Thousands of Dollars-

Electric Retail Sales                                                      $130,545       $129,135       $130,545      $129,135
Operating Revenues                                                          173,657        172,247        173,037       171,627
Amortization of Transition Recovery Asset                                     3,608          3,727          3,608         3,727
Total Operating Expenses                                                    160,059        160,178        151,867       151,986
Operating Income                                                             13,598         12,069         21,170        19,641
Income Before Income Taxes and Cumulative Effect of
Accounting Change                                                           (22,268)       (23,797)       (10,651)      (12,180)
Income Taxes                                                                 (8,067)        (8,672)        (3,475)       (4,080)
Income Before Cumulative Effect of Accounting Change                        (14,201)       (15,125)        (7,176)       (8,100)
Net Income                                                                   53,270         52,346         60,295        59,371

Basic EPS:
----------
Income (Loss) Before Cumulative Effect of Accounting Change
                                                                            $ (0.42)       $ (0.45)
Net Income                                                                   $ 1.58         $ 1.55

Diluted EPS:
------------
Income (Loss) Before Cumulative Effect of Accounting Change
                                                                            $ (0.42)       $ (0.45)
Net Income                                                                   $ 1.58         $ 1.55



Consolidated Balance Sheets
                                                                              UniSource Energy                     TEP
                                                                          --------------------------  --------------------------
                                                                              As                           As
                                                                          Previously                    Previously
March 31, 2004                                                             Reported    As Restated       Reported   As Restated
                                                                          --------------------------  --------------------------
                                                                                       -Thousands of Dollars-

Trade Accounts Receivable                                                  $ 85,570       $ 94,038       $ 53,351      $ 61,819
Unbilled Accounts Receivable                                                 17,900         41,332          3,332        26,764
Total Current Assets                                                        318,965        341,105        187,569       208,403
Transition Recovery Asset                                                   267,468        265,585        267,468       265,585
Total Regulatory and Other Assets                                           381,725        379,842        378,147       376,264
Total Assets                                                              3,055,629      3,079,447      2,676,819     2,695,770

Common Stock Equity                                                         546,755        563,480        392,499       409,224
Deferred Income Taxes - Noncurrent                                          101,168        106,035        132,490       137,357
Total Capitalization                                                      2,551,720      2,568,445      2,236,855     2,253,580
Taxes Accrued                                                                45,679         47,905         34,762        32,121
Total Current Liabilities                                                   259,732        261,958        177,927       175,286
Total Capitalization and Other Liabilities                                3,055,629      3,079,447      2,676,819     2,695,770

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - AS RESTATED (CONCLUDED)
--------------------------------------------------------------------------------


Consolidated Statements of Capitalization
                                                                              UniSource Energy                     TEP
                                                                          --------------------------  --------------------------
                                                                              As                           As
                                                                          Previously                    Previously
March 31, 2004                                                             Reported    As Restated       Reported   As Restated
                                                                          --------------------------  --------------------------
                                                                                       -Thousands of Dollars-


Accumulated Deficit                                                       $(125,449)     $(108,724)    $(257,210)     $(240,485)
Total Common Stock Equity                                                   546,755        563,480       392,499        409,224




ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

          Certain information in Management's Discussion and Analysis of Financial Condition and Results of Operations for UniSource Energy and TEP has been restated. For further information, see Note 18 in Notes to Condensed Consolidated Financial Statements.

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

         TEP is the principal operating subsidiary of UniSource Energy and, at March 31, 2004, represented approximately 85% of its assets. The seasonal nature of TEP's business causes operating results to vary significantly from quarter to quarter. UniSource Energy's results for the three months ended March 31, 2004 include a full quarter of operations of UES. Due to sales of both winter-peaking gas and summer-peaking electricity, UES' consolidated operating results are expected to be less seasonal than TEP's. Although representing approximately 5% of UniSource Energy's total assets, results from Millennium's unregulated businesses had a significant impact on earnings reported by UniSource Energy for the three months ended March 31, 2004 and 2003. UED's unregulated business segment, which was established in February 2001, had a significant impact on consolidated net income and cash flows in the fourth quarter of 2003 since the financial closing of Springerville Unit 3 occurred on October 21, 2003. UED did not have a significant impact on net income or cash flow in the first quarter of 2003 or 2004, nor is it expected to in future periods.

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


                          UNISOURCE ENERGY CONSOLIDATED

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2003

          UniSource Energy recorded net income of $6 million, or $0.19 per average share of Common Stock, in the first quarter of 2004 compared with net income of $52 million, or $1.55 per average share of Common Stock last year. Results in the first quarter of 2003 include an after-tax gain of $67 million, or $2.00 per average share of Common Stock, for the Cumulative Effect of Accounting Change from the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143). The net loss before the Cumulative Effect of Accounting Change was $15 million, or $0.45 per average share of Common Stock. The following factors contributed to the change in net income:

o A $54 million increase in utility gross margin (the sum of electric retail revenues, electric wholesale revenues and gas revenues, less fuel expense and purchased energy expense) resulting from:

- $49 million of gas revenues and $31 million of electric revenues at UES;

- a $14 million increase in retail revenues at TEP resulting from a 2% increase in the retail customer base, colder-than-usual weather during the months of January and February, and warmer-than-usual temperatures during the month of March;

- a $9 million decline in purchased power expense at TEP, resulting from fewer planned and unplanned outages at TEP's generating facilities during the first quarter of 2004, reducing the need to purchase replacement power to meet retail demand; partially offset by:

-             $53 million of purchased energy expense at UES.

o A $14 million increase in other operations and maintenance expense (O&M) due to $14 million of O&M at UES.

o A $3 million increase in total interest expense due to $3 million of long-term debt interest expense at UES.

o Income of $3 million (net of tax) related to Haddington Energy Partners II, LP, (Haddington) one of Millennium's equity method investments.

o Expenses of $2 million related to the proposed acquisition of UniSource Energy.




CONTRIBUTION BY BUSINESS SEGMENT

         The table below shows the contributions to our consolidated after-tax earnings by our four business segments, as well as parent company expenses.

                                                                         Three Months Ended
                                                                              March 31,
        Restated - See Note 18 in the Financial Statements                 2004        2003
        ------------------------------------------------------------ -------------- -------------
        Business Segment                                               - Millions of Dollars -
           TEP (1)                                                       $ 1           $ 59
           UES                                                             5              -
           Millennium                                                      2             (5)
           UED                                                             -              -
           UniSource Energy Standalone (2)                                (2)            (2)
        ------------------------------------------------------------ -------------- -------------
                Consolidated Net Income                                  $ 6           $ 52
        ============================================================ ============== =============

         (1) TEP results in the first quarter of 2003 include an after-tax gain of $67 million for the Cumulative Effect of Accounting Change from the adoption of FAS 143.

         (2) Primarily represents interest expense (net of tax) on the note payable from UniSource Energy to TEP.

LIQUIDITY AND CAPITAL RESOURCES

   UNISOURCE ENERGY CONSOLIDATED CASH FLOWS

                  Three Months Ended March 31,                 2004                      2003
             ---------------------------------------- ------------------------ -------------------------
                                                                   - Millions of Dollars -
             Cash Provided by (Used in):
                  Operating Activities                          $ 42                      $ 10
                  Investing Activities                          (28)                       (34)
                  Financing Activities                          (54)                       (43)
             ---------------------------------------- ------------------------ -------------------------
             Net Decrease in Cash                               $(40)                     $(67)
             ======================================== ======================== =========================

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


         Operating Activities

         In the first quarter of 2004, net cash flows from operating activities increased by $32 million compared with the same period in 2003. The following factors contributed to the increase:

o a $57 million increase in cash receipts from retail and wholesale energy customers, net of fuel and purchased energy costs, due to energy sales at UES and increased retail electric sales at TEP; partially offset by:

o an $11 million increase in income taxes and other taxes paid due to taxes paid at UES and a larger final tax payment related to prior year consolidated income tax returns;

o a $10 million increase in O&M due to $6 million of O&M at UES and acquisition-related costs;

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

                                                                                               Dividend Amount
     Declaration Date             Record Date                Payable Date                 Per Share of Common Stock
--------------------------- ------------------------- ---------------------------- -----------------------------------------
February 6, 2004            February 17, 2004         March 10, 2004                                $0.16
May 7, 2004                 May 18, 2004              June 10, 2004                                 $0.16
--------------------------- ------------------------- ---------------------------- -----------------------------------------

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

    INCOME TAX POSITION

         At March 31, 2004, UniSource Energy and TEP had, for federal and state income tax filing purposes, the following carryforward amounts (Restated - See
Note 18 in the Financial Statements):

                                                  UniSource Energy                                TEP
                                               Amount              Expiring             Amount              Expiring
                                        -Millions of Dollars-        Year        -Millions of Dollars-        Year
   ----------------------------------- ------------------------ --------------- ------------------------ ---------------
   Net Operating Losses                         $ 55              2006-2023               $32              2006-2009
   Investment Tax Credit                           8              2004-2023                 8              2004-2023
   AMT Credit                                     88                  -                    85                  -
   ----------------------------------- ------------------------ --------------- ------------------------ ---------------

         Of the $55 million in NOL carryforwards at UniSource Energy, $18 million is subject to limitation due to a reorganization of certain Millennium entities in December 2002. The future use of these losses is dependant upon the generation of sufficient future taxable income at the separate company level. See Critical Accounting Policies, Deferred Tax Valuation - TEP and Millennium, below.

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

       Restated - See Note 18 in the Financial Statements
                                                                Sales                               Operating Revenue
       ----------------------------------------------------------------------------------------------------------------------------
                                                                             Percent                                  Percent
       Three Months Ended March 31,                   2004         2003      Change          2004          2003       Change
       ----------------------------------------------------------------------------------------------------------------------------
                                                        - Millions of kWh -                     - Millions of Dollars -
       Electric Retail Sales:
           Residential                                 719          642       12%           $  58          $  53          9%
           Commercial                                  358          326       10%              37             33         12%
           Industrial                                  490          467        5%              36             34          6%
           Mining                                      192          152       26%               9              6         50%
           Public Authorities                           50           51       (2%)              3              3          -
       ----------------------------------------------------------------------------------------------------------------------------
       Total Electric Retail Sales                   1,809        1,638       10%             143            129         11%
       ----------------------------------------------------------------------------------------------------------------------------
       Electric Wholesale Sales Delivered:
           Long-term Contracts                         346          329        5%              15             14          7%
           Other Sales                                 543          610      (11%)             25             25          -
           Transmission                                  -            -                         2              1        100%
       ----------------------------------------------------------------------------------------------------------------------------
       Total Electric Wholesale Sales                  889          939       (5%)             42             40          5%
       ----------------------------------------------------------------------------------------------------------------------------
                Total                                2,698        2,577        5%            $185           $169          9%
       ============================================================================================================================

        TEP's retail customer base increased by 2% to 369,644, while kWh sales to retail customers increased by 10% in the first quarter of 2004 compared with the same period last year. Kilowatt-hour sales to residential customers were up 12% and kWh sales to commercial customers were up 10%, resulting from customer growth, cold weather during January and February, and unseasonably warm weather in March compared with the same period last year. Heating degree days were up 28% in the first quarter of 2004 compared to last year. In March 2004, the high temperature exceeded 80 degrees during 20 days, compared with nine days last year. Copper prices were 63% higher in the first three months of 2004 compared with the same period in 2003, leading to increased mining activity and a 26% increase in kWh sales to TEP's mining customers. Revenues from TEP's mining customers increased $3 million in the first quarter of 2004, benefiting from increased demand and higher prices for copper. The price of energy provided to TEP's mining customers is indexed with the market price of copper. Total revenue from sales to retail customers increased by 11% in 2003, reflecting higher kWh demand.

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

         Amortization of the Transition Recovery Asset (TRA) increased $5 million in the first quarter of 2004 compared with the same period in 2003. Amortization of the TRA is the result of the 1999 Settlement Agreement (TEP Settlement Agreement) with the ACC, which changed the accounting method for TEP's generation operations. This item reflects the recovery, through 2008, of transition recovery assets which were previously regulatory assets of the generation business. The amount of amortization is a function of the TRA balance and total kWh consumption by TEP's distribution customers. TEP expects TRA amortization to be $49 million in 2004, $57 million in 2005, $66 million in 2006, $76 million in 2007 and $26 million in 2008.

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

         Market Prices

         The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index decreased in the first quarter of 2004 compared with 2003, as did the average prices for natural gas based on the Permian Index. Beginning in January 2004, all natural gas used by TEP plants originated from the Permian Gas Basin. In previous years, most of TEP's gas supply was priced according to the San Juan Basin Index.




        Average Market Price for Around-the-Clock Energy                         $/MWh
        ------------------------------------------------------------------ -------------
                  Quarter ended March 31, 2004                                    $40
                  Quarter ended March 31, 2003                                     45


        Average Market Price for Natural Gas                                   $/MMBtu
        ------------------------------------------------------------------ -------------

                  Quarter ended March 31, 2004                                   $5.02
                  Quarter ended March 31, 2003                                    5.76

         Natural gas prices remained high throughout 2003 and into 2004 with continued demand, storage and production concerns. These high gas and subsequent power prices are currently expected to continue at least for the near-term period. Starting in May 2004, the average forward around-the-clock market price at Palo Verde for the balance of the year 2004 is estimated at approximately $49 per MWh, based on forward market broker quotes as of April 22, 2004. As a result, we expect TEP's fuel and purchased power expense to be higher in 2004 than in 2003, depending on the actual volumes purchased. We cannot predict whether these higher prices will continue, or whether changes in various factors that influence demand and supply will cause prices to fall again during the remainder of 2004.

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

         The Operating Agents for the plants have negotiated supplemental water contracts with the U.S. Bureau of Reclamation and the Jicarilla Apache Nation for 2004 to assist the plants in meeting their water requirements in the event a water shortage. Additionally, negotiations are underway for supplemental of contracts for later years. TEP does not believe that its operations will be materially affected by this drought. However, TEP cannot predict the ultimate outcome of the drought, or whether it will adversely affect the amount of power available from the San Juan and Four Corners generating stations.

LIQUIDITY AND CAPITAL RESOURCES

   TEP CASH FLOWS

      Three months ended March 31,                                         2004         2003
      ---------------------------------------------------------------- ------------ ------------
                                                                       -Millions of Dollars-
      Cash from Operations                                                 $ 34         $ 22
         Capital Expenditures                                               (23)         (37)
         Debt Maturities                                                     (1)          (1)
         Retirement of Capital Lease Obligations                            (44)         (37)
      ---------------------------------------------------------------- ------------ ------------
      Net Cash Flows Available after Required Payments                     $(34)        $(53)
      ================================================================ ============ ============

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

- a $4 million increase in O&M costs due to costs related to the acquisition of UniSource Energy;

- a $2 million increase in income taxes and other taxes paid due primarily to a TEP payment of income taxes to UniSource Energy pursuant to inter-company tax allocation procedures; and

- a $1 million increase in wages paid due to higher incentive compensation.

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

    DIVIDENDS ON COMMON STOCK

         TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of March 31, 2004, the required minimum net worth was $351 million. TEP's actual net worth at March 31, 2004, was $409 million. As of March 31, 2004, TEP was in compliance with the terms of the Credit Agreement.

         The Citizens Settlement Agreement, as approved by the ACC, states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's common equity equals 40% of total capitalization (excluding capital lease obligations). As of March 31, 2004, TEP's common equity equaled 27% of total capitalization (excluding capital lease obligations).

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

                                                                          Sales               Operating Revenue
                                                              ------------------ ------- -----------------------
Three Months Ended March 31,                                               2004                            2004
                                                              ------------------ ------- -----------------------
                                                               -Millions of kWh-           -Millions of Dollars-
Electric Retail Sales:
  Residential                                                               153                             $16
  Commercial                                                                120                              12
  Industrial                                                                 43                               3
  Other                                                                       1                               -
                                                              ------------------ ------- -----------------------
Total Electric Retail Sales                                                 317                             $31
                                                              ================== ======= =======================

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

                                                                                Sales                Operating Revenue
                                                              ------------------------ ------- ------------------------
Three Months Ended March 31,                                                     2004                             2004
                                                              ------------------------ ------- ------------------------
                                                                  -Millions of therms-            -Millions of Dollars-
Retail Therm Sales:
  Residential                                                                      31                              $31
  Commercial                                                                       11                               10
  Industrial                                                                        1                                1
  Public Authority                                                                  3                                2
                                                              ------------------------ ------- ------------------------
Total Retail Therm Sales                                                           46                               44

Transport                                                                           -                                1
Negotiated Sales Program (NSP)                                                      6                                4
                                                              ------------------------ ------- ------------------------
  Total Therm Sales                                                                52                              $49
                                                              ======================== ======= ========================

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

         In September 2003, the ACC approved a PGA surcharge of $0.1155 per therm that took effect October 1, 2003. On March 23, 2004, the ACC approved the termination of the surcharge effective October 31, 2004. The PGA balance yet to be collected, as filed with the ACC, was approximately $4 million on March 31, 2004. The PGA balance recorded on our financial statements, which includes an accrual for unbilled revenue, was approximately $0.2 million at March 31, 2004.

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

                        Required           Actual
     Company            Net Worth        Net Worth
------------------- ----------------- -----------------
                          -Millions of Dollars-
UES                       $50               $95
UNS Gas                    43                57
UNS Electric               26                37
------------------- ----------------- -----------------

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



                        MILLENNIUM ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS
---------------------

         Through affiliates, Millennium holds investments in unregulated energy and emerging technology companies. At March 31, 2004, Millennium's assets represented 5% of UniSource Energy's total assets. Millennium accounts for its investments under the consolidation method and the equity method. In some cases, Millennium is an investment's sole provider of funding. When this is the case, Millennium recognizes 100% of an investment's losses, because as sole provider of funds it bears all of the financial risk. To the extent an investment becomes profitable and Millennium has recognized losses in excess of its percentage ownership, Millennium will recognize 100% of an investment's net income until Millennium's recognized losses equal its ownership percentage of losses.

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

         The table below provides a breakdown of the net income and losses recorded by Millennium. These results exclude sales and related costs to TEP.

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                            2004        2003
-------------------- ------------ ------------------- ------------------------- ----- ------------ -----------

                                                                                       -Millions of Dollars-
 Technology  Investments
     Global Solar and IPS
        Research and Development Contract Revenues from Third Parties                  $     0.3    $     0.2
        Other Revenues from Third Parties                                                    0.9          0.1
        Research and Development Contract Expenses and Losses                               (0.9)        (1.4)
        Research and Development - Internal Development Expenses                            (0.3)        (0.4)
        Depreciation and Amortization Expense                                               (0.8)        (0.7)
        Administrative and Other Costs                                                      (1.5)        (2.1)
        Income Tax Benefits                                                                  0.9          1.7
---- -- ----------------------------------------------------------------------- ----- ------------ -----------
     Global Solar and IPS Net Loss                                                          (1.4)        (2.6)
     MicroSat Net Income (Loss)                                                              0.9         (0.3)
     ITN Net Loss                                                                              -         (0.4)
---- -------------------------------------------------------------------------- ----- ------------ -----------
 Total Technology Investments Net Loss                                                      (0.5)        (3.3)
     Other Millennium Investments Net Income (Loss)                                          2.6         (1.7)
---- -------------------------------------------------------------------------- ----- ------------ -----------
 Total Millennium Net Income (Loss)                                                    $     2.1    $    (5.0)
=============================================================================== ===== ============ ===========

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

         TEP's regulatory assets, net of regulatory liabilities, totaled $274 million at March 31, 2004. Regulatory assets of $22 million are not presently included in rate base and consequently are not earning a return on investment.

         TEP regularly assesses whether it can continue to apply FAS 71 to its regulated operations. If TEP stopped applying FAS 71 to these operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at March 31, 2004, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of $165 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

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

         TEP's derivative assets and liabilities are reported in Other Current Assets and Other Current Liabilities on TEP and UniSource Energy's balance sheets. The fair value of TEP's derivative assets was $1 million at March 31, 2004 and the fair value of TEP's derivative liabilities was less than $1 million at December 31, 2003. MEG's trading assets and liabilities are reported in Trading Assets and Trading Liabilities on UniSource Energy's balance sheet. The fair value of MEG's trading assets, including its Emissions Allowance inventory, was $49 million at March 31, 2004 and $22 million at December 31, 2003. The fair value of MEG's trading liabilities was $44 million at March 31, 2004 and $19 million at December 31, 2003.


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

         During the second quarter of 2004, we determined that the kWh information used to estimate kWhs delivered to TEP's customers was generally understated. Additionally, we determined that TEP's existing method of pricing computed unbilled kWh sales quantities among customer classes was weighting usage by lower-priced customers too heavily and weighting usage by higher-priced customers too lightly. For TEP, the price paid by customers varies from a low of
3.7 cents per kWh for interruptible industrial load to a high of 13 cents per kWh for small commercial customers, so that allocations among customer classes are a significant element of unbilled revenues. Effective with the second quarter of 2004, we changed the estimation methodology used to quantify unbilled kWh sales and price the computed unbilled kWh sales quantities to more accurately reflect actual usage and restated prior periods.

         Under the revised estimation methodology, unbilled sales are estimated for the month by reviewing the meter reading schedule and determining the number of billed and unbilled kWhs for each cycle. Current month unbilled kWhs are allocated by customer class. New unbilled revenue amounts are recorded and unbilled revenue estimates from the prior month are reversed. The primary difference between the prior estimation methodology and the current methodology results from the reversal of the prior month's accrued unbilled revenue rather than a methodology that had the effect of reversing unbilled kWhs, and a more precise application of the current rates by customer class to kWhs unbilled at the end of each month.

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

o FAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003), was issued by the FASB in December 2003. FAS 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans beyond those in the original Statement 132 which it replaces. FAS 132, as revised, is effective for fiscal years ending after December 15, 2003. The revised disclosure requirements are included in Note 12 of Notes to Consolidated Financial Statements.

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

         We are exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results. The market risks resulting from changes in interest rates and returns on marketable securities have not changed materially from the market risks reported in the 2003 Annual

Report on Form 10-K . For
additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements, above.


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

                                                         Unrealized Gain (Loss) of MEG's Trading Activities
                                                                       - Millions of Dollars -
                                            ------------------------------------------------------------------------------
        Source of Fair Value                    Maturity           Maturity         Maturity over      Total Unrealized
        At March 31, 2004                      0 - 6 mos.        6 - 12 mos.            1 yr.             Gain (Loss)
        ----------------------------------- ----------------- ------------------- ------------------- --------------------
        Prices actively quoted                      $(3)               $(2)               $   -                $(5)
        Prices provided by other
           external sources                           -                   -                   -                  -
        Prices based on models and other
           valuation methods                           5                  2                   1                   8
        ----------------------------------- ----------------- ------------------- ------------------- --------------------
        Total                                        $ 2             $    -                 $ 1                 $ 3
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

         UniSource Energy is also exposed to credit risk related to the sale of assets owned by Nations Energy Corporation (Nations Energy). In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherlands Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao) a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million note receivable from Mirant Curacao. The note was recorded at its net present value of $8 million using an 8% discount rate, the discount being recognized as interest income over the five-year life of the note. As of March 31, 2004, Nations Energy's receivable from Mirant Curacao is approximately $9.7 million. The note is included in Investments and Other Property - Other on UniSource Energy's balance sheet. Payments on the note receivable are expected as follows: $2 million in July 2004, $4 million in July 2005, and $5 million in July 2006. The note is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. On July 14, 2003, Mirant, Mirant Americas, Inc. and various other Mirant companies filed for Chapter 11 bankruptcy protection. Mirant Curacao was not included in the Chapter 11 filings. Based on a review of the projected cash flows for the power project, it appears Mirant Curacao will have sufficient future cash flows to pay the note receivable and any applicable interest. However, we cannot predict the ultimate outcome that Mirant's bankruptcy will have on the collectibility of the note from Mirant Curacao. Nations Energy will continue to evaluate the collectibility of the receivable, but currently expects to collect the note in its entirety and has not recorded any reserve for this note.

-------------------------------------------------------------------------------

ITEM 4. - CONTROLS AND PROCEDURES
-------------------------------------------------------------------------------

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

         There has been no change in UniSource Energy or TEP's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect UniSource Energy' or TEP's internal control over financial reporting except as described below.

         During the second quarter of 2004, we determined that we had a material weakness in internal control over TEP's existing methodology of estimating unbilled revenues. As a result, we restated the financial statements included in this Form 10-Q.

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

PART II - OTHER INFORMATION


ITEM 1. -  LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

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

         We discuss other legal proceedings in Note 9 of Notes to Condensed Consolidated Financial Statements.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

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

ITEM 5. - OTHER INFORMATION
-------------------------------------------------------------------------------


   ADDITIONAL FINANCIAL DATA

         The following table reflects the ratio of earnings to fixed charges for
TEP:

                                                             3 Months Ended             12 Months Ended
                                                                March 31,                  March 31,
                                                                 2004                         2004
                                                             --------------              --------------
       Ratio of Earnings to Fixed Charges                         1.07                        1.60

NON-GAAP MEASURE

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

Adjusted EBITDA and Net Cash Flows from Operating Activities

(Restated - See Note 18 in the Financial Statements)
                                                                            UniSource Energy                  TEP
                                                                      -------------------------------------------------------
                                                                           Three Months Ended         Three Months Ended
                                                                                March 31,                  March 31,
                                                                            2004           2003          2004         2003
                   ----------------------------------------------------------------------------------------------------------
                                                                                        -Millions of Dollars -
                 Adjusted EBITDA                                           $ 101            $ 52         $ 84        $ 63
                 Net Cash Flows from Operations                              $42            $ 10         $ 34        $ 21
                   ----------------------------------------------------------------------------------------------------------

Reconciliation of Adjusted EBITDA to Cash Flows from Operations
(Restated - See Note 18 in the Financial Statements)
                                                                            UniSource Energy                  TEP
                                                                       --------------------------------------------------------
                                                                           Three Months Ended          Three Months Ended
                                                                                March 31,                  March 31,
                                                                            2004           2003          2004         2003
                   -----------------------------------------------------------------------------------------------------------
                                                                                        -Millions of Dollars -

                 Adjusted EBITDA (1)                                         $ 101          $ 52          $ 84        $ 63
                 Net Cash Flows from Operations
                      Less: Income Taxes                                         6           (9)             2         (4)
                      Less: Total Interest Expense                              43            40            40          40
                 Changes in Assets and Liabilities and
                    Other Non-Cash Items                                       (10)          (11)           (8)         (6)
                   -----------------------------------------------------------------------------------------------------------
                 Net Cash Flows from Operating Activities                      $42          $ 10          $ 34        $ 21
                   -----------------------------------------------------------------------------------------------------------

(1) Adjusted EBITDA was calculated as follows(Restated - See Note 18 in the Financial Statements):

                                                                            UniSource Energy                 TEP
                                                                        ------------------------------------------------------
                                                                           Three Months Ended        Three Months Ended
                                                                                March 31,                  March 31,
                                                                            2004         2003          2004        2003
                   -----------------------------------------------------------------------------------------------------------
                                                                                                    -Millions of Dollars -

                 Net Income                                                    $ 6         $ 52          $ 1         $ 59
                   Amounts from the Income Statements:
                      Less: Cumulative Effect of Accounting Change               -           67            -           67
                      Plus: Income Taxes                                         6          (9)            2          (4)
                      Plus: Total Interest Expense                              43           40           40           40
                      Plus: Depreciation and Amortization                       35           31           30           30
                      Plus: Amortization of Transition Recovery Asset            9            4            9            4
                      Plus: Depreciation included in Fuel and Other O&M
                            Expense*                                             2            1            2            1
                   ------------------------------------------------------------------------------------------------------------
                   Adjusted EBITDA                                           $ 101         $ 52         $ 84         $ 63
                   ------------------------------------------------------------------------------------------------------------

*See Supplemental Cash Flow Information in Note 16 of the Notes to Condensed Consolidated Financial Statements.

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


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------
(a) Exhibits.
-------------------------------------------------------------------------------

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


                                          UNISOURCE ENERGY CORPORATION
                                                   (Registrant)


Date:  August 24, 2004                    /s/      Kevin P. Larson
                                          --------------------------------
                                                   Kevin P. Larson
                                                   Vice President and Principal
                                                   Financial Officer



                                          TUCSON ELECTRIC POWER COMPANY
                                                   (Registrant)


Date:  August 24, 2004                    /s/      Kevin P. Larson
                                          --------------------------------
                                                   Kevin P. Larson
                                                   Vice President and Principal
                                                   Financial Officer

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