Form 10-Q
period 2004-06-30
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2004-08-24
CIK 100122, 941138

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

                  For The Quarterly Period Ended June 30, 2004

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

         At August 18, 2004, 34,264,498 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock), were outstanding.

         At August 18, 2004, 32,139,555 shares of Tucson Electric Power Company's common stock, no par value, were outstanding, of which 32,139,434 were held by UniSource Energy Corporation.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Definitions...................................................................iv
Report of Independent Registered Public Accounting Firm........................1

PART I  -  FINANCIAL INFORMATION

Item 1.  -  Financial Statements
    UniSource Energy Corporation
       Comparative Condensed Consolidated Statements of Income.................2
       Comparative Condensed Consolidated Statements of Cash Flows.............3
       Comparative Condensed Consolidated Balance Sheets.......................4
       Condensed Consolidated Statement of Changes in Stockholders' Equity.....5
    Tucson Electric Power Company
       Comparative Condensed Consolidated Statements of Income.................6
       Comparative Condensed Consolidated Statements of Cash Flows.............7
       Comparative Condensed Consolidated Balance Sheets.......................8
       Condensed Consolidated Statement of Changes in Stockholders' Equity.....9
    Notes to Condensed Consolidated Financial Statements
    Note 1.   Nature of Operations, Basis of Accounting Presentation and
              Equity-Based Compensation.......................................10
    Note 2.   Proposed Acquisition of UniSource Energy........................14
    Note 3.   Regulatory Matters..............................................15
    Note 4.   TEP Credit Facility and Debt Redemption.........................16
    Note 5.   Accounting Change:  Accounting for Asset Retirement
              Obligations.....................................................17
    Note 6.   Accounting for Derivative Instruments and Trading Activities....17
    Note 7.   Business Segments...............................................18
    Note 8.   Millennium .....................................................20
    Note 9.   Commitments and Contingencies...................................22
    Note 10.  TEP Wholesale Accounts Receivable and Allowances................25
    Note 11.  UniSource Energy Earnings per Share (EPS).......................25
    Note 12.  Employee Benefits Plans.........................................26
    Note 13.  Equity-Based Compensation Plans.................................27
    Note 14.  Income and Other Taxes..........................................29
    Note 15.  New Accounting Pronouncements...................................30
    Note 16.  Supplemental Cash Flow Information..............................31
    Note 17.  Review by Independent Registered Public Accounting Firm.........32

Item 2.  -  Management's Discussion and Analysis of Financial Condition and
            Results of Operations
    Overview of Consolidated Business.........................................33
    UniSource Energy Consolidated
       Results of Operations..................................................35
       Contribution by Business Segment.......................................37
       Liquidity and Capital Resources........................................38
    Tucson Electric Power Company
       Results of Operations..................................................40
       Factors Affecting Results of Operations................................44
       Liquidity and Capital Resources........................................47

                                TABLE OF CONTENTS
                                   (concluded)


    UniSource Energy Services
       Results of Operations..................................................49
       Factors Affecting Results of Operations................................51
       Liquidity and Capital Resources........................................52
    Millennium Energy Holdings, Inc.
       Results of Operations..................................................53
       Liquidity and Capital Resources........................................54
    Critical Accounting Policies..............................................56
    New Accounting Pronouncements.............................................62
    Safe Harbor for Forward-Looking Statements................................63

Item 3.  -  Quantitative and Qualitative Disclosures about Market Risk........64
Item 4.  -  Controls and Procedures...........................................67

PART II - OTHER INFORMATION

Item 1.  -  Legal Proceedings.................................................68

Item 4.  -  Submission of Matters to a Vote of Security Holders...............68
Item 5.  -  Other Information
    Additional Financial Data.................................................69
    Non-GAAP Measures.........................................................69
    SEC Reports Available on UniSource Energy's Website.......................72

Item 6.  -  Exhibits and Reports on Form 8-K..................................72

Signatures....................................................................73

Exhibit Index.................................................................74

                                   DEFINITIONS

The abbreviations and acronyms used in the 2004 Second Quarter 10-Q are defined below:
--------------------------------------------------------------------------------

ACC..............................     Arizona Corporation Commission.
ACC Holding Company Order........     The order approved by the ACC in November
                                        1997 allowing TEP to form a holding
                                        company.
AHMSA............................     Altos Hornos de Mexico, S.A. de C.V.
                                        AHMSA owns 50% of Sabinas.
AMT..............................     Alternative Minimum Tax.
Capacity.........................     The ability to produce power; the most
                                        power a unit can produce or the maximum
                                        that can be taken under a contract;
                                        measured in MWs.
CISO.............................     California Independent System Operator.
Citizens.........................     Citizens Communications Company.
Citizens Settlement Agreement....     An agreement with the ACC Staff dated
                                        April 1, 2003, addressing rate case and
                                        financing issues in the acquisition by
                                        UniSource Energy of the Citizens'
                                        Arizona gas and electric assets.
Common Stock.....................     UniSource Energy's common stock, without
                                        par value.
Company or UniSource Energy......     UniSource Energy Corporation.
Cooling Degree Days..............     An index used to measure the impact of
                                        weather on energy usage calculated by
                                        subtracting 75 from the average of the
                                        high and low daily temperatures.
CPX..............................     California Power Exchange.
Credit Agreement.................     Credit Agreement between TEP and a
                                        syndicate of lenders, dated as of March
                                        25, 2004.
Emissions Allowance(s)...........     An allowance issued by the Environmental
                                        Protection Agency which permits
                                        emission of one ton of sulfur dioxide or
                                        one ton of nitrogen oxide. These
                                        allowances can be bought and sold.
Energy...........................     For electricity, the amount of
                                        instantaneous power produced over a
                                        given period of time, measured in MWh.
                                        For natural gas, the high heat value
                                        content of the amount of fuel delivered
                                        over a given period of time, measured in
                                        therms.
FAS 71...........................     Statement of Financial Accounting
                                        Standards No. 71: Accounting for the
                                        Effects of Certain Types of Regulation.
FAS 132..........................     Statement of Financial Accounting
                                        Standards No. 132: Employers'
                                        Disclosures about Pensions and Other
                                        Postretirement Benefits.
FAS 133..........................     Statement of Financial Accounting
                                        Standards No. 133: Accounting for
                                        Derivative Instruments and Hedging
                                        Activities.
FAS 143..........................     Statement of Financial Accounting
                                        Standards No. 143:  Accounting for Asset
                                        Retirement Obligations.
FAS 149..........................     Statement of Financial Accounting
                                        Standards No. 149:  Amendment of
                                        Statement 133 on Derivative Instruments
                                        and Hedging Activities.
FERC.............................     Federal Energy Regulatory Commission.
First Collateral Trust Bonds.....     Bonds issued under the Indenture of Trust,
                                        dated as of August 1, 1998, of TEP to
                                        the Bank of New York, successor trustee.
First Mortgage Bonds.............     First mortgage bonds issued under the
                                        Indenture dated as of April 1, 1941,
                                        of TEP to JPMorgan Chase Bank, successor
                                        trustee, as supplemented and amended.
Four Corners.....................     Four Corners Generating Station.
GAAP.............................     Generally Accepted Accounting Principles.
Global Solar.....................     Global Solar Energy, Inc., a company that
                                        develops and manufactures thin-film
                                        photovoltaic cells.  Millennium owns 99%
                                        of Global Solar.
Haddington.......................     Haddington Energy Partners II, LP, a
                                        limited partnership that funds
                                        energy-related investments

Heating Degree Days..............     An index used to measure the impact of
                                        weather on energy usage calculated
                                        by subtracting the average of the high
                                        and low daily temperatures from 65.
IDBs.............................     Industrial development revenue or
                                        pollution control revenue bonds.
IPS..............................     Infinite Power Solutions, Inc., a company
                                        that develops thin-film
                                        batteries. Millennium owns 72% of IPS.
IRS..............................     Internal Revenue Service.
ITN..............................     ITN Energy Systems, Inc. was formed to
                                        provide research, development, and other
                                        services. Millennium exchanged its
                                        ownership of ITN for increased ownership
                                        of Global Solar and currently owns no
                                        interest in ITN.
ITC..............................     Investment tax credit.
kWh..............................     Kilowatt-hour(s).
kV...............................     Kilovolt(s).
LIBOR............................     London Interbank Offered Rate.
MEG..............................     Millennium Environmental Group,
                                        Inc., a wholly-owned subsidiary of
                                        Millennium, which manages and trades
                                        emission allowances, coal, and
                                        related financial instruments.
MicroSat.........................     MicroSat Systems, Inc. is a company
                                        formed to develop and commercialize
                                        small-scale satellites. Millennium
                                        currently owns 35%.
Millennium.......................     Millennium Energy Holdings, Inc., a
                                        wholly-owned subsidiary of UniSource
                                        Energy.
Mimosa...........................     Minerales de Monclova, S.A. de C.V., an
                                        owner of coal and associated gas
                                        reserves and a supplier of metallurgical
                                        coal to the steel industry and thermal
                                        coal to the Mexican electricity
                                        commission.  Sabinas owns 19.5% of
                                        Mimosa.
MMBtus...........................     Million British Thermal Units.
MW...............................     Megawatt(s).
MWh..............................     Megawatt-hour(s).
Navajo...........................     Navajo Generating Station.
NOL..............................     Net Operating Loss carryback or
                                        carryforward for income tax purposes.
PGA..............................     Purchased Gas Adjustor, a retail rate
                                        mechanism designed to recover the cost
                                        of gas purchased for retail gas
                                        customers.
PNM..............................     Public Service Company of New Mexico.
Powertrusion.....................     POWERTRUSION International, Inc., a
                                        company owned 77% by Millennium, which
                                        manufactures lightweight utility poles.
PPFAC............................     Purchase Power and Fuel Adjustor Clause.
PWCC.............................     Pinnacle West Capital Corporation.
Revolving Credit Facility........     $60 million revolving credit facility
                                        entered into under the Credit
                                        Agreement between a syndicate of banks
                                        and TEP.
RTO..............................     Regional Transmission Organization.
Rules............................     Retail Electric Competition Rules.
Sabinas..........................     Carboelectrica Sabinas, S. de R.L. de
                                        C.V., a Mexican limited liability
                                        company. Millennium owns 50% of Sabinas.
Saguaro Utility..................     An Arizona limited partnership, whose
                                        general partner is Sage Mountain,
                                        L.L.C. and whose limited partners
                                        include investment funds affiliated
                                        with Kohlberg Kravis Roberts & Co.,
                                        L.P., J.P. Morgan Partners, L.L.C.
                                        and Wachovia Capital Partners.
San Juan.........................     San Juan Generating Station.
Second Mortgage Bonds............     TEP's second mortgage bonds issued under
                                        the Indenture of Mortgage and Deed
                                        of Trust, dated as of December 1, 1992,
                                        of TEP to the Bank of New York,
                                        successor trustee, as supplemented.
SCE..............................     Southern California Edison Company.
SES..............................     Southwest Energy Solutions, Inc., a
                                        wholly-owned subsidiary of Millennium.

Springerville....................     Springerville Generating Station.
Springerville Coal Handling
  Facilities Leases..............     Leveraged lease arrangements relating to
                                        the coal handling facilities serving
                                        Springerville.
Springerville Common
  Facilities.....................     Facilities at Springerville used in common
                                        with Unit 1 and Unit 2.
Springerville Common
  Facilities Leases..............     Leveraged lease arrangements relating to
                                        an undivided one-half interest in
                                        certain Springerville Common Facilities.
Springerville Unit 1.............     Unit 1 of the Springerville Generating
                                        Station.
Springerville Unit 1 Lease.......     Leveraged lease arrangement relating to
                                        Springerville Unit 1 and an undivided
                                        one-half interest in certain
                                        Springerville Common Facilities.
Springerville Unit 2.............     Unit 2 of the Springerville Generating
                                        Station.
Sundt Generating Station.........     H. Wilson Sundt Generating Station
                                        (formerly known as the Irvington
                                        Generating Station).
TEP..............................     Tucson Electric Power Company, the
                                        principal subsidiary of UniSource
                                        Energy.
TEP Settlement Agreement.........     TEP's Settlement Agreement approved by the
                                        ACC in November 1999 that provided for
                                        electric retail competition and
                                        transition asset recovery.
Therm............................     A unit of heating value equivalent to
                                        100,000 British thermal units (Btu).
TruePricing......................     TruePricing, Inc., a start-up company
                                        established to market energy related
                                        products.
UED..............................     UniSource Energy Development Company, a
                                        wholly-owned subsidiary of UniSource
                                        Energy, which engages in developing
                                        generation resources and other project
                                        development services and related
                                        activities.
UES..............................     UniSource Energy Services, Inc., an
                                        intermediate holding company established
                                        to own the operating companies (UNS Gas
                                        and UNS Electric) which acquired the
                                        Citizens Arizona gas and electric
                                        utility assets.
UniSource Energy.................     UniSource Energy Corporation.
UNS Electric.....................     UNS Electric, Inc., a wholly-owned
                                        subsidiary of UES, which acquired the
                                        Citizens Arizona electric utility
                                        assets.
UNS Gas..........................     UNS Gas, Inc., a wholly-owned subsidiary
                                        of UES, which acquired the Citizens
                                        Arizona gas utility assets.

            Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company:

We have reviewed the accompanying condensed consolidated balance sheets of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company and its subsidiaries (TEP) as of June 30, 2004, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2004 and 2003 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2004 and 2003 and the condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the condensed consolidated interim financial statements, the Company and TEP have restated their financial statements for unbilled revenues as of June 30, 2003 and for the three-month and six-month periods ended June 30, 2003.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and TEP as of December 31, 2003, and the related consolidated statements of capitalization, of income, of changes in stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 20, 2004, except as to the restatement of unbilled revenue described in Note 22, as to which the date is August 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP
August 19, 2004

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      Three Months Ended                                                                            Six Months Ended
           June 30,                                                                                    June 30,
        2004    2003 Restated                                                                      2004   2003 Restated
                See Note 1                                                                                See Note 1
         (Unaudited)                                                                                  (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
    -Thousands of Dollars-                                                                     - Thousands of Dollars -
                              Operating Revenues
    $ 224,056        $177,237   Electric Retail Sales                                         $ 398,419       $ 306,372
       42,189          35,160   Electric Wholesale Sales                                         83,889          75,444
       20,212               -   Gas Revenue                                                      69,013               -
        3,624           3,676   Other Revenues                                                    8,844           6,504
-----------------------------------------------------------------------------------------------------------------------
      290,081         216,073     Total Operating Revenues                                      560,165         388,320
-----------------------------------------------------------------------------------------------------------------------
                              Operating Expenses
       55,340          51,763   Fuel                                                            102,789          98,265
       54,350          17,875   Purchased Energy                                                110,818          33,557
       57,646          49,490   Other Operations and Maintenance                                124,259         101,646
       36,560          30,920   Depreciation and Amortization                                    71,696          61,440
       12,003           7,892   Amortization of Transition Recovery Asset                        20,600          11,619
       12,611          11,152   Taxes Other Than Income Taxes                                    25,722          22,743
-----------------------------------------------------------------------------------------------------------------------
      228,510         169,092     Total Operating Expenses                                      455,884         329,270
-----------------------------------------------------------------------------------------------------------------------
       61,571          46,981       Operating Income                                            104,281          59,050
-----------------------------------------------------------------------------------------------------------------------

                              Other Income (Deductions)
        5,013           5,056   Interest Income                                                   9,882          10,290
        1,945           1,752   Other Income                                                     10,660           2,794
       (4,305)           (777)  Other Expense                                                    (5,321)         (3,002)
-----------------------------------------------------------------------------------------------------------------------
        2,653           6,031     Total Other Income (Deductions)                                15,221          10,082
-----------------------------------------------------------------------------------------------------------------------

                              Interest Expense
       20,032          19,113   Long-Term Debt                                                   43,150          38,385
       20,065          20,796   Interest on Capital Leases                                       40,109          41,534
         (329)            393   Other Interest Expense, Net of Amounts Capitalized                 (543)            300
-----------------------------------------------------------------------------------------------------------------------
       39,768          40,302     Total Interest Expense                                         82,716          80,219
-----------------------------------------------------------------------------------------------------------------------

                              Income (Loss) Before Income Taxes and
       24,456          12,710 Cumulative Effect of Accounting Change                             36,786         (11,087)
       11,655           5,790   Income Tax Expense (Benefit)                                     17,564          (2,882)
------------------------------------------------------------------------------------------------------------------------

       12,801           6,920 Income (Loss) Before Cumulative Effect of Accounting Change        19,222          (8,205)
            -               - Cumulative Effect of Accounting Change - Net of Tax                     -          67,471
-----------------------------------------------------------------------------------------------------------------------
     $ 12,801         $ 6,920 Net Income                                                       $ 19,222        $ 59,266
=======================================================================================================================

       34,392          33,821 Weighted-average Shares of Common Stock Outstanding (000)          34,288          33,780
=======================================================================================================================

                              Basic Earnings per Share
        $0.37           $0.20   Income (Loss) Before Cumulative Effect of Accounting Change       $0.56          $(0.25)
            -               -   Cumulative Effect of Accounting Change - Net of Tax                   -            2.00
-----------------------------------------------------------------------------------------------------------------------
        $0.37           $0.20   Net Income                                                        $0.56           $1.75
=======================================================================================================================

                              Diluted Earnings per Share
        $0.37           $0.20   Income (Loss) Before Cumulative Effect of Accounting Change       $0.55          $(0.25)
            -               -   Cumulative Effect of Accounting Change - Net of Tax                   -            2.00
-----------------------------------------------------------------------------------------------------------------------
        $0.37           $0.20   Net Income                                                        $0.55           $1.75
=======================================================================================================================

        $0.16           $0.15 Dividends Paid per Share                                            $0.32           $0.30
=======================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  2004              2003
                                                                                        (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                                                   -Thousands of Dollars-
Cash Flows from Operating Activities
     Cash Receipts from Electric Retail Sales                                   $   409,934       $  314,427
     Cash Receipts from Electric Wholesale Sales                                    108,665          106,983
     Cash Receipts from Gas Sales                                                    89,645                -
     Other Cash Receipts                                                              3,789            2,406
     MEG Cash Receipts from Trading Activity                                         73,405           44,699
     Interest Received                                                               11,042           11,400
     Income Tax Refunds Received                                                        286                -
     Performance Deposits                                                             1,456           (7,233)
     Deposit - Second Mortgage Indenture                                             17,040                -
     Fuel Costs Paid                                                                (92,935)        (100,507)
     Purchased Energy Costs Paid                                                   (130,138)         (53,894)
     Wages Paid, Net of Amounts Capitalized                                         (48,973)         (40,709)
     Payment of Other Operations and Maintenance Costs                              (73,156)         (55,575)
     MEG Cash Payments for Trading Activity                                         (73,096)         (40,346)
     Capital Lease Interest Paid                                                    (41,576)         (43,314)
     Taxes Paid, Net of Amounts Capitalized                                         (70,589)         (49,442)
     Interest Paid, Net of Amounts Capitalized                                      (38,821)         (36,696)
     Income Taxes Paid                                                               (8,152)          (4,616)
     Other                                                                              367           (3,300)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                                               138,193           44,283
-----------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
     Capital Expenditures                                                           (70,588)         (68,514)
     Investment in and Loans to Equity Investees                                       (424)          (1,377)
     Return of Investment from Millennium Energy Businesses                           9,714                -
     Proceeds from Investment in Springerville Lease Debt and Equity                  8,054            8,778
     Payments for Investment in Springerville Lease Debt and Equity                  (4,499)               -
     Other                                                                              515           (1,177)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Flows - Investing Activities                                               (57,228)         (62,290)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
     Proceeds from Borrowings under Revolving Credit Facility                        20,000           20,000
     Payments on Borrowings under the Revolving Credit Facility                     (20,000)               -
     Proceeds from Issuance of Short-Term Debt                                            -              670
     Repayments of Short-Term Debt                                                        -             (460)
     Repayments of Long-Term Debt                                                    (1,232)          (1,286)
     Payment of Debt Issue Costs                                                     (9,190)            (370)
     Payments on Capital Lease Obligations                                          (43,641)         (38,186)
     Common Stock Dividends Paid                                                    (10,909)         (10,090)
     Other                                                                           12,006            1,672
-----------------------------------------------------------------------------------------------------------------------
Net Cash Flows - Financing Activities                                               (52,966)         (28,050)
-----------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                 27,999          (46,057)
Cash and Cash Equivalents, Beginning of Year                                        101,266           90,928
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                        $   129,265       $   44,871
=======================================================================================================================

See Note 16 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                      December 31,
                                                                                    June 30,          2003 Restated
                                                                                       2004           See Note 1
                                                                                           (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                                                    - Thousands of Dollars -
ASSETS
Utility Plant
  Plant in Service                                                              $  2,958,439         $ 2,899,305
  Utility Plant under Capital Leases                                                 748,239             748,239
  Construction Work in Progress                                                      105,328             105,804
-----------------------------------------------------------------------------------------------------------------------
    Total Utility Plant                                                            3,812,006           3,753,348
  Less Accumulated Depreciation and Amortization                                  (1,310,280)         (1,262,962)
  Less Accumulated Amortization of Capital Lease Assets                             (435,746)           (421,171)
-----------------------------------------------------------------------------------------------------------------------
    Total Utility Plant - Net                                                      2,065,980           2,069,215
-----------------------------------------------------------------------------------------------------------------------

Investments and Other Property
  Investments in Lease Debt and Equity                                               174,770             178,789
  Other                                                                               84,579             109,570
-----------------------------------------------------------------------------------------------------------------------
    Total Investments and Other Property                                             259,349             288,359
-----------------------------------------------------------------------------------------------------------------------

Current Assets
  Cash and Cash Equivalents                                                          129,265             101,266
  Trade Accounts Receivable                                                          116,065              97,904
  Unbilled Accounts Receivable                                                        54,226              53,590
  Allowance for Doubtful Accounts                                                    (15,074)            (11,522)
  Materials and Fuel Inventory                                                        58,554              58,299
  Trading Assets                                                                      63,485              21,507
  Current Regulatory Assets                                                            9,503              12,129
  Deferred Income Taxes - Current                                                     16,872              15,925
  Interest Receivable - Current                                                       11,326              11,561
  Other                                                                               25,891              21,117
-----------------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                             470,113             381,776
-----------------------------------------------------------------------------------------------------------------------

Regulatory and Other Assets
  Transition Recovery Asset                                                          253,582             274,182
  Income Taxes Recoverable Through Future Revenues                                    47,236              49,849
  Other Regulatory Assets                                                             13,041              12,327
  Other Assets                                                                        54,344              46,594
-----------------------------------------------------------------------------------------------------------------------
    Total Regulatory and Other Assets                                                368,203             382,952
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                    $  3,163,645         $ 3,122,302
=======================================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                                                              $ 574,114           $ 556,472
  Capital Lease Obligations                                                          725,147             762,968
  Long-Term Debt                                                                   1,285,095           1,286,320
-----------------------------------------------------------------------------------------------------------------------
    Total Capitalization                                                           2,584,356           2,605,760
-----------------------------------------------------------------------------------------------------------------------

Current Liabilities
  Current Obligations under Capital Leases                                            54,614              50,269
  Current Maturities of Long-Term Debt                                                 1,725               1,742
  Accounts Payable                                                                    72,403              65,745
  Interest Accrued                                                                    50,580              62,927
  Trading Liabilities                                                                 60,359              18,753
  Taxes Accrued                                                                       65,107              50,625
  Accrued Employee Expenses                                                           13,793              16,081
  Other                                                                               22,555              15,839
-----------------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                        341,136             281,981
-----------------------------------------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                                                  89,292              96,270
  Regulatory Liability - Net Cost of Removal for Interim Retirements                  65,193              60,998
  Other                                                                               83,668              77,293
-----------------------------------------------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities                                     238,153             234,561
-----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 9)
-----------------------------------------------------------------------------------------------------------------------
Total Capitalization and Other Liabilities                                      $  3,163,645         $ 3,122,302
=======================================================================================================================

See Notes to Condensed Consolidated Financial Statements.


UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                     Accumulated
                                                  Common                           Accumulated          Other           Total
                                                  Shares           Common          Earnings         Comprehensive    Stockholders'
                                               Outstanding*         Stock          (Deficit)        Income (Loss)        Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                                 - In Thousands -
Balances at December 31, 2003 Restated              33,788         $ 668,022        $ (109,706)         $ (1,844)          $ 556,472
See Note 1
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:

2004 Year-to-Date Net Income                            -                 -            19,222                 -              19,222
Unrealized Gain on Cash Flow Hedges
    (net of $961,000 income tax expense)                -                 -                 -             1,466               1,466
Reclassification of Realized Gain on
    Cash Flow Hedges to Net Income
    (net of $133,000 income tax expense)                -                 -                 -              (203)               (203)
                                                                                                                        ------------
Total Comprehensive Income                                                                                                    20,485
                                                                                                                        ------------

Dividends Declared                                                        -           (10,909)                -             (10,909)
Shares Issued under Stock Compensation Plans           64             1,307                 -                 -               1,307
Shares Distributed by Deferred Compensation Trust       1                15                 -                 -                  15
Shares Issued for Stock Options                       360             6,786                 -                 -               6,786
Other                                                   -               (42)                -                 -                 (42)
------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2004                          34,213         $ 676,088        $ (101,393)           $ (581)          $ 574,114
====================================================================================================================================

* UniSource Energy has 75 million authorized shares of common stock. See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          Three Months Ended                                                                     Six Months Ended
              June 30,                                                                              June 30,
          2004    2003 Restated                                                                2004     2003 Restated
                  See Note 1                                                                            See Note 1
            (Unaudited)                                                                            (Unaudited)
---------------------------------------------------------------------------------------------------------------------
      - Thousands of Dollars -                                                                - Thousands of Dollars -
                               Operating Revenues
      $188,908        $177,237   Electric Retail Sales                                     $ 332,084        $ 306,372
        42,121          35,160   Electric Wholesale Sales                                     83,770           75,444
         2,713           2,291   Other Revenues                                                4,862            4,499
---------------------------------------------------------------------------------------------------------------------
       233,742         214,688     Total Operating Revenues                                  420,716          386,315
---------------------------------------------------------------------------------------------------------------------

                               Operating Expenses
        55,340          51,763   Fuel                                                        102,789           98,265
        19,087          17,872   Purchased Power                                              25,339           33,554
        42,576          40,780   Other Operations and Maintenance                             90,405           86,081
        32,025          29,760   Depreciation and Amortization                                62,438           59,384
        12,003           7,892   Amortization of Transition Recovery Asset                    20,600           11,619
        10,442          10,796   Taxes Other Than Income Taxes                                21,188           21,946
---------------------------------------------------------------------------------------------------------------------
       171,473         158,863     Total Operating Expenses                                  322,759          310,849
---------------------------------------------------------------------------------------------------------------------
        62,269          55,825       Operating Income                                         97,957           75,466
---------------------------------------------------------------------------------------------------------------------

                               Other Income (Deductions)
         5,000           5,037   Interest Income                                               9,861           10,204
         2,319           2,554   Interest Income - Note Receivable from UniSource Energy       4,639            5,079
         1,230             616   Other Income                                                  2,394            1,127
          (964)           (274)  Other Expense                                                (1,900)            (539)
---------------------------------------------------------------------------------------------------------------------
         7,585           7,933     Total Other Income (Deductions)                            14,994           15,871
---------------------------------------------------------------------------------------------------------------------

                               Interest Expense
        17,257          19,113   Long-Term Debt                                               37,638           38,385
        20,049          20,793   Interest on Capital Leases                                   40,086           41,527
          (310)            314   Other Interest Expense, Net of Amounts Capitalized             (499)              67
---------------------------------------------------------------------------------------------------------------------
        36,996          40,220     Total Interest Expense                                     77,225           79,979
---------------------------------------------------------------------------------------------------------------------

                               Income Before Income Taxes and
        32,858          23,538 Cumulative Effect of Accounting Change                         35,726           11,358
        14,841          10,027   Income Tax Expense                                           16,915            5,947
---------------------------------------------------------------------------------------------------------------------
        18,017          13,511 Income Before Cumulative Effect of Accounting Change           18,811            5,411
             -               - Cumulative Effect of Accounting Change - Net of Tax                 -           67,471
---------------------------------------------------------------------------------------------------------------------
      $ 18,017        $ 13,511 Net Income                                                   $ 18,811         $ 72,882
=====================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                     2004              2003
                                                                                          (Unaudited)
---------------------------------------------------------------------------------------------------------------------
                                                                                   -Thousands of Dollars-
Cash Flows from Operating Activities
     Cash Receipts from Electric Retail Sales                                      $340,603         $ 314,427
     Cash Receipts from Electric Wholesale Sales                                    108,528           106,983
     Interest Received                                                               10,568            11,251
     Deposit - Second Mortgage Indenture                                             17,040                 -
     Fuel Costs Paid                                                                (92,935)         (100,507)
     Purchased Power Costs Paid                                                     (43,047)          (53,894)
     Wages Paid, Net of Amounts Capitalized                                         (36,799)          (32,997)
     Payment of Other Operations and Maintenance Costs                              (55,171)          (50,681)
     Capital Lease Interest Paid                                                    (41,572)          (43,306)
     Taxes Paid, Net of Amounts Capitalized                                         (48,618)          (47,509)
     Interest Paid, Net of Amounts Capitalized                                      (33,611)          (36,676)
     Income Taxes Refunds Received                                                      286                 -
     Income Taxes Paid                                                              (10,002)           (3,718)
     Other                                                                              681                (5)
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows - Operating Activities                                               115,951            63,368
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
     Capital Expenditures                                                           (52,676)          (67,450)
     Proceeds from Investment in Springerville Lease Debt and Equity                  8,054             8,778
     Payments for Investment in Springerville Lease Debt and Equity                  (4,499)                -
     Other                                                                                -            (1,587)
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows - Investing Activities                                               (49,121)          (60,259)
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Proceeds from Borrowings under Revolving Credit Facility                        20,000            20,000
     Payments on Revolving Credit Facility                                          (20,000)                -
     Repayments of Long-Term Debt                                                    (1,225)           (1,225)
     Payments on Capital Lease Obligations                                          (43,599)          (38,134)
     Payment of Debt Issue Costs                                                     (8,814)             (370)
     Dividend Paid to UniSource Energy                                               (7,000)          (15,000)
     Other                                                                            9,980             1,685
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows - Financing Activities                                               (50,658)          (33,044)
---------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                 16,172           (29,935)
Cash and Cash Equivalents, Beginning of Year                                         65,262            55,778
---------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                           $ 81,434          $ 25,843
---------------------------------------------------------------------------------------------------------------------

See Note 16 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    June 30,           December 31,
                                                                                       2004            2003 Restated
                                                                                                       See Note 1
                                                                                            (Unaudited)
---------------------------------------------------------------------------------------------------------------------
                                                                                     - Thousands of Dollars -
ASSETS
Utility Plant
  Plant in Service                                                              $ 2,722,465         $ 2,681,133
  Utility Plant under Capital Leases                                                747,533             747,533
  Construction Work in Progress                                                      81,416              82,210
---------------------------------------------------------------------------------------------------------------------
    Total Utility Plant                                                           3,551,414           3,510,876
  Less Accumulated Depreciation and Amortization                                 (1,297,726)         (1,257,585)
  Less Accumulated Amortization of Capital Lease Assets                            (435,665)           (421,135)
---------------------------------------------------------------------------------------------------------------------
    Total Utility Plant - Net                                                     1,818,023           1,832,156
---------------------------------------------------------------------------------------------------------------------

Investments and Other Property
  Investments in Lease Debt and Equity                                              174,770             178,789
  Other                                                                              24,135              41,285
---------------------------------------------------------------------------------------------------------------------
    Total Investments and Other Property                                            198,905             220,074
---------------------------------------------------------------------------------------------------------------------
Note Receivable from UniSource Energy                                                74,772              70,132
---------------------------------------------------------------------------------------------------------------------

Current Assets
  Cash and Cash Equivalents                                                          81,434              65,262
  Trade Accounts Receivable                                                          82,055              70,415
  Unbilled Accounts Receivable                                                       40,874              31,104
  Allowance for Doubtful Accounts                                                   (13,976)            (11,034)
  Intercompany Accounts Receivable                                                    7,859              10,938
  Materials and Fuel Inventory                                                       48,638              50,107
  Current Regulatory Assets                                                           9,503               8,969
  Deferred Income Taxes - Current                                                    16,457              18,847
  Interest Receivable - Current                                                      11,326              11,561
  Other                                                                              12,189               8,444
---------------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                            296,359             264,613
---------------------------------------------------------------------------------------------------------------------

Regulatory and Other Assets
  Transition Recovery Asset                                                         253,582             274,182
  Income Taxes Recoverable Through Future Revenues                                   47,236              49,849
  Other Regulatory Assets                                                            12,726              11,973
  Other Assets                                                                       51,176              43,651
---------------------------------------------------------------------------------------------------------------------
    Total Regulatory and Other Assets                                               364,720             379,655
---------------------------------------------------------------------------------------------------------------------

Total Assets                                                                    $ 2,752,779         $ 2,766,630
=====================================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
  Common Stock Equity                                                             $ 421,551           $ 406,054
  Capital Lease Obligations                                                         724,579             762,323
  Long-Term Debt                                                                  1,125,095           1,126,320
---------------------------------------------------------------------------------------------------------------------
    Total Capitalization                                                          2,271,225           2,294,697
---------------------------------------------------------------------------------------------------------------------

Current Liabilities
  Current Obligations under Capital Leases                                           54,530              50,126
  Current Maturities of Long-Term Debt                                                1,725               1,725
  Accounts Payable                                                                   42,422              37,998
  Intercompany Accounts Payable                                                       8,533               8,413
  Interest Accrued                                                                   46,379              58,620
  Taxes Accrued                                                                      44,172              38,024
  Accrued Employee Expenses                                                          12,349              14,716
  Other                                                                               9,467               8,063
---------------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                       219,577             217,685
---------------------------------------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities
  Deferred Income Taxes - Noncurrent                                                128,037             128,336
  Regulatory Liability - Net Cost of Removal for Interim Retirements                 63,866              60,417
  Other                                                                              70,074              65,495
---------------------------------------------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities                                    261,977             254,248
---------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 9)
---------------------------------------------------------------------------------------------------------------------
Total Capitalization and Other Liabilities                                      $ 2,752,779         $ 2,766,630
=====================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                   Capital          Accumulated            Other           Total
                                                Common              Stock             Earnings         Comprehensive   Stockholders'
                                                 Stock             Expense            (Deficit)        Income (Loss)       Equity
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
                                                                                 - Thousands of Dollars -

Balances at December 31, 2003 Restated
See Note 1                                     $ 655,534           $ (6,357)        $ (241,279)           $ (1,844)      $ 406,054
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    2004 Year-to-Date Net Income                       -                  -             18,811                   -          18,811
    Unrealized Gain on Cash Flow Hedges
       (net of $961,000 income tax expense)            -                  -                  -               1,466           1,466
    Reclassification of Realized Gain on
       Cash Flow Hedges to Net Income
       (net of $133,000 income tax expense)            -                  -                  -                (203)           (203)
                                                                                                                       -----------
Total Comprehensive Income                                                                                                  20,074
                                                                                                                       -----------

    Dividend Paid                                      -                  -             (7,000)                  -          (7,000)
    Capital Contribution from UniSource Energy     2,423                  -                  -                   -           2,423
----------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2004                      $ 657,957           $ (6,357)        $ (229,468)             $ (581)      $ 421,551
==================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS, BASIS OF ACCOUNTING PRESENTATION AND EQUITY-BASED COMPENSATION
-------------------------------------------------------------------

         UniSource Energy Corporation (UniSource Energy) is an exempt holding company under the Public Utility Holding Company Act of 1935. UniSource Energy has no significant operations of its own. Operations are conducted by UniSource Energy's subsidiaries, each of which is a separate legal entity with its own assets and liabilities. UniSource Energy owns 99.9% of the common stock of Tucson Electric Power Company (TEP) and all of the common stock of UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium) and UniSource Energy Development Company (UED).

         TEP, a regulated public utility incorporated in Arizona since 1963, is UniSource Energy's largest operating subsidiary and represented approximately 85% of UniSource Energy's assets as of June 30, 2004. TEP generates, transmits and distributes electricity. TEP serves approximately 370,000 retail electric customers in a 1,155 square mile area in Pima and Cochise counties in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the western U.S.

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

     CHANGE IN UNBILLED REVENUE ESTIMATION METHODOLOGY AT TEP

         TEP's and UES' retail revenues include an estimate of MWhs/therms delivered but unbilled at the end of each period. Unbilled revenues are dependent upon a number of factors that require management's judgment including estimates of retail sales and customer usage patterns. The unbilled revenue is estimated by comparing the actual MWhs/therms delivered to the MWhs/therms billed to TEP and UES retail customers. The excess of MWhs/therms delivered over MWhs/therms billed is then allocated to the retail customer classes based on estimated usage by each customer class. TEP and UES then record revenue for each customer class based on the various bill rates for each customer class. Due to the seasonal fluctuations of TEP's actual load, the unbilled revenue amount increases during the spring and summer months and decreases during the fall and winter months. The unbilled revenue amount for UES gas sales increases during the fall and winter months and decreases during the spring and summer months, whereas, the unbilled revenue amount for UES electric sales increases during the spring and summer months and decreases during the fall and winter months.

         During the second quarter of 2004, we determined that the kWh information used to estimate kWhs delivered to customers was generally understated. Additionally, we determined that TEP's then existing method of pricing computed unbilled kWh sales quantities among customer classes was weighting usage by lower-priced customers too heavily and weighting usage by higher-priced customers too lightly. For TEP, the price paid by customers varies from a low of 3.7 cents per kWh for interruptible industrial load to a high of 13 cents per kWh for small commercial customers, so that allocations among customer classes are a significant element of unbilled revenues. Effective with the second quarter of 2004, we changed the estimation methodology used to quantify unbilled kWh sales and price the computed unbilled kWh sales quantities to more accurately reflect actual usage and restated prior periods.

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

         The Condensed Consolidated Statements of Income for the three months ended and the six months ended June 30, 2003 of UniSource Energy and TEP have been restated to correct the understated revenues. The change in methodology and correction of understated revenues resulted in the following revisions to the consolidated financial statements:

Consolidated Statements of Income
                                                                           UniSource Energy                     TEP
                                                                     ----------------------------    -------------------------
                                                                             As                            As
                                                                         Previously          As        Previously          As
Three Months Ended June 30, 2003                                          Reported        Restated      Reported        Restated
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       -Thousands of Dollars-
Electric Retail Sales                                                     $ 173,238       $177,237       $173,238      $177,237
Operating Revenues                                                          211,341        216,073        209,956       214,688
Amortization of Transition Recovery Asset                                     7,762          7,892          7,762         7,892
Total Operating Expenses                                                    169,129        169,092        158,903       158,863
Operating Income                                                             42,212         46,981         51,053        55,825
Income Before Income Taxes                                                    8,841         12,710         19,669        23,538
Income Taxes                                                                  4,258          5,790          8,495        10,027
Net Income                                                                  $ 4,583         $6,920        $11,174       $13,511
---------------------------------------------------------------------------------------------------------------------------------

Basic EPS:
----------
Net Income                                                                    $0.14          $0.20
Diluted EPS:
-----------
Net Income                                                                    $0.13          $0.20



Consolidated Statements of Income

                                                                              UniSource Energy                     TEP
                                                                          ------------------------     ------------------------
                                                                              As                           As
                                                                          Previously         As        Previously          As
Six Months Ended June 30, 2003                                             Reported        Restated     Reported        Restated
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       -Thousands of Dollars-
Electric Retail Sales                                                     $ 303,783       $306,372       $303,783      $306,372
Operating Revenues                                                          384,507        388,320        382,503       386,315
Amortization of Transition Recovery Asset                                    11,370         11,619         11,370        11,619
Total Operating Expenses                                                    329,162        329,270        310,744       310,849
Operating Income                                                             55,345         59,050         71,759        75,466
Income (Loss) Before Income Taxes and Cumulative Effect of
Accounting Change                                                           (13,427)       (11,087)         9,018        11,358
Income Taxes                                                                 (3,809)        (2,882)         5,020         5,947
Income (Loss) Before Cumulative Effect of Accounting Change                  (9,618)        (8,205)         3,998         5,411
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                $  57,853       $ 59,266       $ 71,469      $ 72,882

Basic EPS:
----------
Income (Loss) Before Cumulative Effect of Accounting Change                  $(0.29)        $(0.25)
Net Income                                                                    $1.71          $1.75

Diluted EPS:
-----------
Income (Loss) Before Cumulative Effect of Accounting Change                  $(0.29)        $(0.25)
Net Income                                                                    $1.71          $1.75


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

         The following table illustrates the effect on UniSource Energy's net income and earnings per share and TEP's net income as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), and recognized compensation expense for all equity-based employee compensation awards:

UniSource Energy:


                                                                               Three Months Ended June 30,
                                                                              2004               2003 Restated
                                                                                                 See Note 1
------------------------------------------------------------------------------------------------------------------
                                                                                -Thousands of Dollars-
                                                                                (except per share data)
Net Income - As Reported                                                   $   12,801           $    6,920
Add: Equity-Based Compensation Expense
   Included in Reported Net Income, Net of Related Tax Effects                     66                  320
Deduct: Total Equity-Based Employee Compensation Expense
   Determined Under Fair Value Based Method for All Awards, Net
   of Related Tax Effects                                                         (74)                (568)
------------------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                                       $   12,793           $    6,672
==================================================================================================================
Basic Earnings per Share:
  As Reported                                                                   $0.37                $0.20
  Pro Forma                                                                     $0.37                $0.20
==================================================================================================================
Diluted Earnings per Share:
  As Reported                                                                   $0.37                $0.20
  Pro Forma                                                                     $0.36                $0.19
==================================================================================================================

                                                                                Six Months Ended June 30,
                                                                              2004               2003 Restated
                                                                                                 See Note 1
------------------------------------------------------------------------------------------------------------------
                                                                                 -Thousands of Dollars-
                                                                                 (except per share data)
Net Income - As Reported                                                   $   19,222           $   59,266
Add: Equity-Based Compensation Expense
   Included in Reported Net Income, Net of Related Tax Effects                  1,309                  426
Deduct: Total Equity-Based Employee Compensation Expense
   Determined Under Fair Value Based Method for All Awards, Net
   of Related Tax Effects                                                      (2,072)                (912)
------------------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                                       $   18,459           $   58,780
==================================================================================================================
Basic Earnings per Share:
  As Reported                                                                   $0.56                $1.75
  Pro Forma                                                                     $0.54                $1.74
==================================================================================================================
Diluted Earnings per Share:
  As Reported                                                                   $0.55                $1.75
  Pro Forma                                                                     $0.53                $1.74
==================================================================================================================

   TEP:

                                                                              Three Months Ended June 30,
                                                                              2004              2003 Restated
                                                                                                See Note 1
------------------------------------------------------------------- -- ------------------- -- -------------------
                                                                                -Thousands of Dollars-
Net Income - As Reported                                                  $   18,017            $   13,511
Add:  Equity-Based Compensation Expense
   Included in Reported Net Income, Net of Related Tax Effects                    57                   316
Deduct: Total Equity-Based Employee Compensation Expense
   Determined Under Fair Value Based Method for All Awards, Net
   of Related Tax Effects                                                        (64)                 (560)
------------------------------------------------------------------- -- ------------------- -- -------------------
Pro Forma Net Income                                                      $   18,010            $   13,267
=================================================================== == =================== == ===================




NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                               Six Months Ended June 30,
                                                                              2004              2003 Restated
                                                                                                See Note 1
------------------------------------------------------------------- -- ------------------- -- -------------------
                                                                                -Thousands of Dollars-
Net Income - As Reported                                                  $   18,811            $   72,882
Add:  Equity-Based Compensation Expense
   Included in Reported Net Income, Net of Related Tax Effects                 1,176                   417
Deduct: Total Equity-Based Employee Compensation Expense
   Determined Under Fair Value Based Method for All Awards, Net
   of Related Tax Effects                                                     (1,925)                 (896)
------------------------------------------------------------------- -- ------------------- -- -------------------
Pro Forma Net Income                                                      $   18,062            $   72,403
=================================================================== == =================== == ===================

         The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the six months ended June 30, 2004. For the options granted under the Omnibus Plan and Directors' Plan during the six months ended June 30, 2003, the following weighted average assumptions were used:

                                                                                                     2003
------------------------------------------------------------------- -- ------------------- -- -------------------
Expected Life (Years)                                                                                    5
Interest Rate                                                                                         2.78%
Volatility                                                                                           23.38%
Dividend Yield                                                                                        3.44%
Weighted-Average  Grant-Date  Fair Value of Options Granted During
The Period                                                                                           $2.92
------------------------------------------------------------------- -- ------------------- -- -------------------

NOTE 2.  PROPOSED ACQUISITION OF UNISOURCE ENERGY
-------------------------------------------------

         At a special meeting on March 29, 2004, UniSource Energy's shareholders voted to approve an acquisition agreement UniSource Energy entered into on November 21, 2003 with Saguaro Acquisition Corp., a wholly-owned indirect subsidiary of Saguaro Utility Group L.P. (Saguaro Utility), providing for the acquisition of all of the common stock of UniSource Energy for $25.25 per share by an affiliate of Saguaro Utility. The acquisition agreement provides that Saguaro Acquisition Corp. will merge with and into UniSource Energy, with UniSource Energy surviving the merger as a wholly-owned indirect subsidiary of Saguaro Utility. Upon consummation of the acquisition, Saguaro Utility will cause the surviving corporation to pay approximately $880 million in cash to UniSource Energy's shareholders and holders of stock options, stock units, restricted stock and performance shares awarded under our stock based compensation plans. In connection with the closing of the acquisition, Saguaro Utility intends to cause the surviving corporation (i) to repay the $95 million inter-company loan to UniSource Energy from TEP and (ii) to contribute up to $168 million of equity into TEP. TEP will use a significant portion of these proceeds to retire some of its outstanding debt. UniSource Energy expects the acquisition, which is subject to several conditions including receipt of certain regulatory approvals, to occur in the fourth quarter of 2004.

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


NOTE 3.  REGULATORY MATTERS
---------------------------

   REGULATORY ACCOUNTING

         TEP and UES generally use the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP and UES' retail rates, the Arizona Corporation Commission (ACC) may not allow TEP or UES to currently charge their customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP and UES defer these items and show them as regulatory assets on the balance sheet until TEP and UES are allowed to charge their customers. TEP and UES then amortize these items as expense to the income statement as these charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

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

         TEP's regulatory assets, net of regulatory liabilities, totaled $259 million at June 30, 2004. Regulatory assets of $22 million are not presently included in rate base and consequently are not earning a return on investment.

         TEP regularly assesses whether it can continue to apply FAS 71 to its regulated operations. If TEP stopped applying FAS 71 to these operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at June 30, 2004, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of $157 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

         UES

         UES' regulatory liabilities, net of regulatory assets, totaled $5 million at June 30, 2004. If UES stopped applying FAS 71 to its regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory liability balances, net of regulatory assets, at June 30, 2004, if UES had stopped applying FAS 71 to its regulated operations, it would have recorded an extraordinary after-tax gain of $3 million. UES' cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

   RECENT REGULATORY ACTION FOR TEP

         The TEP Settlement Agreement provided for certain retail rate reductions from 1998 through 2000. In addition, TEP was required to file with the ACC by June 1, 2004 general rate case information, including an updated cost of service study. Under the terms of the TEP Settlement Agreement, no rate case filed by TEP through 2008, including the filing on June 1, 2004, may result in a rate increase. Any rate decrease resulting from the 2004 filing would be effective no earlier than June 1, 2005.

         On June 1, 2004, TEP filed general rate case information with the ACC. TEP's filing does not propose any change in retail rates. Absent the restriction on raising rates provided in the TEP Settlement Agreement, the data presented by TEP would justify a request by TEP for an increase in retail rates of 16%. The general rate case information uses a historical test year ended December 31, 2003 and establishes, based on TEP's standard offer service, that TEP is experiencing a revenue deficiency of $115 million. The proposed weighted cost of capital for the test year ended December 31, 2003 is 8.78%, including an 11.5% return on equity.

         TEP has requested a procedural conference with the ACC to discuss how the review of the general rate case information will proceed.


NOTE 4.  TEP CREDIT FACILITY AND DEBT REDEMPTION
------------------------------------------------

   CREDIT FACILITY

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

         The credit agreement contains a number of restrictive covenants, including restrictions on additional indebtedness, liens, sale of assets and sale-leasebacks. The credit agreement also contains several financial covenants including: (a) minimum consolidated tangible net worth, (b) a minimum cash coverage ratio, and (c) a maximum leverage ratio. Under the terms of the credit agreement, TEP may pay dividends so long as it maintains compliance with the credit agreement. The previous credit agreement had provided that dividends could not exceed 65% of TEP's net income. The elimination of such covenant is expected to satisfy, in part, one of the closing conditions contained in the acquisition agreement that UniSource Energy entered into with Saguaro Acquisition Corp. by permitting TEP to dividend all of its net income to its shareholders. The credit agreement also provides that under certain circumstances, certain regulatory actions could result in a required reduction of the commitments. As of June 30, 2004, TEP was in compliance with the terms of the Credit Agreement.

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

         At June 30, 2004, TEP had no outstanding borrowings under the revolving credit facility. If TEP borrows under the revolving credit facility, the borrowing costs would be at a variable interest rate consisting of a spread over LIBOR or an alternate base rate. The spread is based upon a pricing grid tied to TEP's leverage. The per annum rate currently in effect on borrowings under TEP's revolving credit facility, based on its leverage, is LIBOR plus 2.25%. If TEP's leverage were to change, the spread over LIBOR could range from 1.50% to 2.25%. Also, TEP pays a commitment fee of 0.50% on the unused portion of the revolving credit facility.

   DEBT REDEMPTION

         In July 2004, TEP redeemed the remaining $27 million of its 8.5% First Mortgage Bonds which were due in 2009. TEP paid a premium of $0.4 million related to this redemption.


NOTE 5.  ACCOUNTING CHANGE:  ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS
------------------------------------------------------------------------

         TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. TEP also has certain environmental obligations at the San Juan Generating Station (San Juan). TEP has estimated that its share of these obligations will be approximately $38 million at the date of retirement. As of June 30, 2004 and December 31, 2003, TEP had accrued approximately $1 million for the final decommissioning of its generating facilities. This amount has been recorded as an accrued asset retirement obligation on UniSource Energy and TEP's balance sheets.

         TEP and UES have various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP and UES operate their transmission and distribution systems as if they will be operated in perpetuity and would continue to be used or sold without land remediation. A final retirement occurs when an entire transmission or distribution line is permanently removed from service. Interim retirements occur as components of the system are replaced. As a result, TEP and UES are not recognizing the costs of final removal of the transmission and distribution lines in their financial statements. As of June 30, 2004 and December 31, 2003, TEP had accrued $64 million and $60 million and UES had accrued $1 million for the net cost of removal for interim retirements from its transmission, distribution and general plant. These amounts have been recorded as a regulatory liability on UniSource Energy and TEP's balance sheets.

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

NOTE 6.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES
---------------------------------------------------------------------

         TEP, UES and MEG's derivative activities are discussed fully in UniSource Energy and TEP's 2003 Annual Report on Form 10-K.

         TEP has a natural gas supply agreement under which it purchases all of its gas requirements at spot market prices from Southwest Gas Corporation (SWG). TEP also has agreements to purchase power that are priced using spot market gas prices. These contracts meet the definition of normal purchases and are not required to be marked to market. During the first six months of 2004, in an effort to minimize price risk on these purchases, TEP entered into commodity price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices. The spot market price in the swap agreements is tied to the same index as the purchases under the SWG and purchased power contracts. These swap agreements, which will expire during the summer months of 2004 through 2006, were entered into with the goal of locking in fixed prices on at least 45% and not more than 80% of TEP's expected summer monthly gas risk prior to entering into the month. The swap agreements are marked to market on a monthly basis; however, since the agreements satisfy the requirements for cash flow hedge accounting, the unrealized gains and losses are recorded in Other Comprehensive Income, a component of Common Stock Equity, rather than being reflected in the income statement. As the gains and losses on these cash flow hedges are realized, a reclassification adjustment is recorded in Other Comprehensive Income for realized gains and losses that are included in net income.

        TEP and MEG's derivative activities are reported as follows:

o TEP's net unrealized and realized gains and losses on forward sales contracts are components of Electric Wholesale Sales;
o TEP's net unrealized and realized gains and losses on forward purchase contracts are components of Purchased Power;
o TEP's net unrealized gains and losses on commodity price swaps are included in Other Comprehensive Income, which is a component of Common Stock Equity;
o TEP's net realized gains and losses on commodity price swaps are reclassified out of Other Comprehensive Income into Fuel expense; and
o MEG's net unrealized and realized gains and losses on trading activities are components of Other Operating Revenues. Although MEG's realized gains and losses on trading activities are reported net on UniSource Energy's income statement, the related cash receipts and cash payments are reported separately on UniSource Energy's statement of cash flows.

        The net pre-tax unrealized gains and losses from TEP's forward contracts were less than $1 million for each of the three month periods ended June 30, 2004 and 2003 and less than $1 million for each of the six month periods ended June 30, 2004 and 2003. The net pre-tax realized and unrealized gains and losses from MEG's trading activities were also less than $1 million for each of the three month periods ended June 30, 2004 and 2003 and less than $1 million for each of the six month periods ended June 30, 2004 and 2003. The net pre-tax unrealized gains and losses from TEP's commodity swap agreements recorded as cash flow hedges and included in Other Comprehensive Income were $2 million as of June 30, 2004. The net pre-tax realized gains and losses from TEP's commodity swap agreements that were reclassified out of Other Comprehensive Income were less than $1 million for each of the three and six months periods ended June 30, 2004. TEP had no material cash flow hedges at December 31, 2003.

        TEP's derivative assets and liabilities are reported in Other Current Assets and Other Current Liabilities on TEP and UniSource Energy's balance sheets. The fair value of TEP's derivative assets was $2 million at June 30, 2004 and the fair value of TEP's derivative liabilities was less than $1 million at December 31, 2003. MEG's trading assets and liabilities are reported in Trading Assets and Trading Liabilities on UniSource Energy's balance sheet. The fair value of MEG's trading assets, including its Emissions Allowance inventory, was $63 million at June 30, 2004 and $22 million at December 31, 2003. The fair value of MEG's trading liabilities was $60 million at June 30, 2004 and $19 million at December 31, 2003.

        Beginning January 1, 2004, the settlement of forward purchase and sales contracts that do not result in physical delivery are recorded net as a component of Electric Wholesale Sales in TEP's income statement. For the three months ended June 30, 2004, less than $1 million in sales were netted against less than $1 million in purchases, resulting in a small net gain. For the six months ended June 30, 2004, $2 million in sales were netted against $2 million in purchases, resulting in a small net gain.


NOTE 7.  BUSINESS SEGMENTS
--------------------------

         Based on the way we organize our operations and evaluate performance, we have four reportable business segments:

(1) TEP, a vertically integrated electric utility business, is UniSource Energy's largest subsidiary.
(2) UES is the holding company for UNS Gas, a regulated gas distribution utility business, and UNS Electric, a regulated electric distribution utility business. See Note 1.
(3) Millennium holds interests in unregulated energy and emerging technology businesses. See Note 8.
(4) UED develops generating resources and performs other project development activities, including facilitating the expansion of the Springerville Generating Station.

        Significant reconciling adjustments consist of the elimination of intercompany activity and balances. Millennium recorded revenue from transactions with TEP of $6 million and $5 million during the three-month periods ended June 30, 2004 and June 30, 2003, and $8 million and $7 million during the six-month periods ended June 30, 2004 and June 30, 2003. TEP's related expense is reported in Other Operations and Maintenance expense on its income statement. Millennium's revenue and TEP's related expense are eliminated in UniSource Energy consolidation. Other significant reconciling adjustments include the elimination of the intercompany note between UniSource Energy and TEP, as well as the related interest income and expense.

        In June 2004, UED recognized an impairment loss on its note receivable from an investee of Haddington Energy Partners II, LP (Haddington). As discussed in Note 8, Haddington wrote off its investment in this investee during the second quarter of 2004. As UED's recovery of the note receivable from the entity is subordinated to the rights of others, UED wrote off the entire $2 million balance due on the note at the time that Haddington determined that its investment was impaired.

        We record our percentage share of the earnings of affiliated companies, except for investments where we provide all of the financing, in which case we recognize 100% of the losses. See Note 8.

        We disclose selected financial data for our business segments in the following table:

                                                                         Segments                                       UniSource
                                                 ----------------- ----------------- ----------------    Reconciling      Energy
                                                         TEP           UES      Millennium        UED    Adjustments   Consolidated
---------------------------------------------- -------------------------------------------------------------------------------------
                                                                                - Millions of Dollars -
 Income Statement
 ............................................. ............. ............ ............. ........... ............... ...............
 Three months ended June 30, 2004:
 ............................................. ............. ............ ............. ........... ............... ...............
     Operating Revenues - External                     $  234        $  56          $   -       $   -          $   -         $  290
 ............................................. ............. ............ ............. ........... ............... ...............
     Operating Revenues - Intersegment                      -            -              6           -             (6)             -
 ............................................. ............. ............ ............. ........... ............... ...............
    Income (Loss) Before Income Taxes                      33            1             (5)         (2)            (3)            24
 ............................................. ............. ............ ............. ........... ............... ...............
    Net Income (Loss)                                      18            -             (3)         (1)            (1)            13
 ............................................. ............. ............ ............. ........... ............... ...............

 ............................................. ............. ............ ............. ........... ............... ...............
 Three months ended June 30, 2003 Restated, see
 Note 1 :
 .......................................... ............. ............ ............. ........... ............... ...............
    Operating Revenues - External                      $  215        $   -          $   1       $   -          $   -         $  216
 .......................................... ............. ............ ............. ........... ............... ..............
     Operating Revenues - Intersegment                      -            -              5           -             (5)             -
 ........................................... ............. ............ ............. ........... ............... ...............
    Income (Loss) Before Income Taxes                      24            -             (7)          -             (4)            13
 .............................................. ............. ............ ............. ........... ............... ..............
     Net Income (Loss)                                     14            -             (4)          -             (3)             7
 .............................................. ............. ............ ............. ........... ............... ..............

 ............................................. ............. ............ ............. ........... ............... ...............
 Six months ended June 30, 2004:
 ............................................. ............. ............ ............. ........... ............... ...............
     Operating Revenues - External                     $  420        $ 137          $   3       $  -           $   -         $  560
 ............................................. ............. ............ ............. ........... ............... ...............
     Operating Revenues - Intersegment                      1            -              8          -              (9)             -
 ................................................ ............. ............ ............. ........... ............... ............
    Income (Loss) Before Income Taxes                      36            9             (2)         (2)            (4)            37
 ................................................ ............. ............ ............. ........... ............... ............
    Net Income (Loss)                                      19            5             (1)         (1)            (3)            19
 ............................................. ............. ............ ............. ........... ............... ..............

 Six months ended June 30, 2003
 Restated, see Note 1:
 .............................................. ............. ............ ............. ........... ............... ..............
    Operating Revenues - External                      $  386        $   -          $   2       $   -          $   -    $       388
 .............................................. ............. ............ ............. ........... ............... ..............
     Operating Revenues - Intersegment                      -            -              7           -             (7)             -
 .............................................. ............. ............ ............. ........... ............... ..............
    Income (Loss) Before Income Taxes and                  11            -            (15)          -             (7)           (11)
      Cumulative Effect of Accounting Change
 ................................................ ............. ............ ............. ........... ............... ............
     Net Income (Loss)                                     73            -             (9)          -             (5)            59
 ------------------------------------------------ ------------- ------------ ------------- ----------- --------------- ------------

 Balance Sheet
 ................................................ ............. ............ ............. ........... ............... ............
 Total Assets, June 30, 2004                           $2,753        $ 313          $ 226       $  4           $(132)        $3,164
 ................................................ ............. ............ ............. ........... ............... ............
 Total Assets,  December 31, 2003 Restated,  see        2,767          309            181          3            (138)         3,122
 Note 1
 ------------------------------------------------ ------------- ------------ ------------- ----------- --------------- ------------

NOTE 8.  MILLENNIUM
-------------------

        See Note 7 for selected financial data of Millennium.

        Through affiliates, Millennium holds investments in unregulated energy and emerging technology companies. Millennium's assets represent 5% of UniSource Energy's total assets at June 30, 2004 and 4% at December 31, 2003. Under the acquisition agreement described in Note 2, UniSource Energy is limited as to the amount it can invest in Millennium in the future. Consequently, Millennium's ability to provide future funding for the operations of emerging companies could be affected.

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

        A brief summary of Millennium's investments follows:

        GLOBAL SOLAR ENERGY, INC. (Global Solar) primarily develops and manufactures light weight thin-film photovoltaic cells and panels. Global Solar's target markets have included military, space and commercial applications. Millennium owns 99% of Global Solar. Millennium accounts for Global Solar under the consolidation method and recognizes 100% of Global Solar's losses. Global Solar recognizes expense when funding is used for research, development and administrative costs. During the first six months of 2004, Millennium made no contributions to Global Solar. However, UniSource Energy provided $4 million to Global Solar under a tax sharing agreement. Millennium has no remaining funding commitments to Global Solar, other than the tax sharing agreement with UniSource Energy.

        INFINITE POWER SOLUTIONS, INC. (IPS) develops thin-film lithium ion batteries. Millennium owns 72% of IPS and accounts for it under the consolidation method. IPS recognizes expense when funding is used for research, development and administrative costs. Millennium's debt commitment to IPS was $0.5 million at December 31, 2003, which Millennium funded during the first quarter of 2004. Dow Corning Enterprises, Inc. (DCEI) made no additional contributions to IPS during the same time period. In April 2004, Millennium and DCEI committed to loan up to an additional $1 million each to IPS, and each funded $0.5 million of the commitment at that time. DCEI funded its remaining $0.5 million commitment during the second quarter of 2004, while Millennium funded its remaining $0.5 million commitment in July 2004. Millennium has no further funding commitments to IPS. Pursuant to the terms of the amended promissory notes with IPS, Millennium and DCEI have the right to convert at any time the outstanding debt amounts to equity ownership. DCEI holds warrants to purchase additional preferred shares of IPS that if exercised, could result in Millennium's ownership of IPS being reduced to as low as 59%.

        Millennium and DCEI are continuing to evaluate the ongoing viability of IPS. In the event the operations of IPS are discontinued, we would recognize a loss of approximately $4 million.

        MICROSAT SYSTEMS, Inc. (MicroSat) develops small-scale satellites under a U.S. government contract. In February 2004, pursuant to a settlement agreement, the contract was terminated and MicroSat granted the government the right to use the design data and transferred all hardware assets developed under the contract to the government in exchange for the elimination of further cost-sharing obligations under the contract. These assets will be used under a new contract between MicroSat and the government, and may be used by the government for other satellite development contracts not involving MicroSat. However, MicroSat retains the right to use the design data on other government and commercial contracts. MicroSat had previously deferred $2 million, before tax, of revenues earned under the original contract. These revenues have now been recognized, and Millennium recorded the income in the first quarter of 2004. Millennium owns 35% of MicroSat and, as sole funder, recognizes 100% of MicroSat's net losses. Millennium made no contributions to MicroSat during the first six months of 2004 and has no further funding commitments to MicroSat.

        MEG is a wholly-owned subsidiary of Millennium, which manages and trades emissions allowances, coal, and related financial instruments. MEG's activities are described in Note 6.

        HADDINGTON ENERGY PARTNERS II, LP (Haddington) funds energy-related investments. A member of the UniSource Energy Board of Directors has an investment in Haddington and is a managing director of the general partner of the limited partnership. Millennium committed $15 million in capital, excluding fees, to Haddington in exchange for approximately 31% ownership. At June 30, 2004, Millennium had funded $9 million of this commitment, $0.2 million of which was funded during the first six months of 2004. Millennium expects the balance to be funded over the next three years. In March 2004, Haddington sold one of its investments and recognized the related gain as income. In April 2004, Millennium received a $7 million distribution from Haddington related to the sale. In June 2004, Haddington wrote off another of its investments and recognized the related loss. Millennium's share of the loss was $2 million, before tax. Millennium recorded its share of Haddington's income and loss during the first six months of 2004, which includes Haddington's gains and losses on investments. Millennium accounts for its investment in Haddington under the equity method.

         VALLEY VENTURES III, LP (Valley Ventures) is a venture capital fund that invests in information technology, microelectronics and biotechnology, primarily within the southwestern U.S. Another member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. Millennium committed $6 million, including fees, to the fund and owns approximately 15% of the fund. As of June 30, 2004, Millennium had funded $2 million of this commitment, $0.6 million of which was funded during the first six months of 2004. Millennium expects the balance to be funded by the end of 2007. Millennium accounts for this investment under the equity method due to an ability to exercise significant influence over the fund based on the related party affiliation disclosed above.

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

         NATIONS ENERGY CORPORATION (Nations Energy) is wholly owned by Millennium. Through subsidiaries, Nations Energy has a 32% interest in a 43 MW power plant in Panama. Although Nations Energy still intends to sell its interest in this plant, the $0.8 million book value of the investment was written off in June 2004 because attempts to sell the asset to date have been unsuccessful.

      NATIONS ENERGY CONTINGENCY

         In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherlands Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao), a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million receivable from Mirant Curacao. The receivable was recorded at its net present value of $8 million using an 8% discount rate, the discount being recognized as interest income over the five-year life of the receivable. As of June 30, 2004, Nations Energy's receivable from Mirant Curacao was approximately $8 million. The receivable is primarily included in Investments and Other Property - Other on UniSource Energy's balance sheet. The first payment of $2 million on the receivable was received on June 30, 2004. The remaining payments are expected as follows: $4 million in July 2005 and $5 million in July 2006.

         The receivable is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. On July 14, 2003, Mirant, Mirant Americas, Inc. and various other Mirant companies filed for Chapter 11 bankruptcy protection. Mirant Curacao was not included in the Chapter 11 filings. Based on a review of the projected cash flows for the power project, it appears Mirant Curacao will have sufficient future cash flows to pay the remaining receivable and any applicable interest. However, Nations Energy cannot predict the ultimate outcome that Mirant's bankruptcy will have on the collectibility of the receivable from Mirant Curacao. Nations Energy will continue to evaluate the collectibility of the receivable, but currently expects to collect the receivable in its entirety and has not recorded any reserve for this receivable.

      MILLENNIUM COMMITMENTS

         Millennium's funding levels and share ownership in its investments are subject to change in the future. Millennium's outstanding equity commitments are currently limited to $6 million to Haddington and $4 million to Valley Ventures. Millennium has no remaining debt commitments after the $0.5 million payment to IPS in July 2004. Millennium may commit to provide additional funding to its investments in the future.

         Global Solar had commitments totaling $1 million at June 30, 2004 and December 31, 2003 to incur future expenses relating to government contracts.


NOTE 9.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

   MILLENNIUM COMMITMENTS AND CONTINGENCY

         See Note 8 for a description of Millennium's commitments and contingency.

   UNISOURCE ENERGY CONTINGENCIES

      Acquisition Fees

         UniSource Energy has entered into agreements with New Harbor Incorporated (New Harbor) and Morgan Stanley & Co. Incorporated (Morgan Stanley) in connection with the acquisition of UniSource Energy by Saguaro Utility. The transaction fee payable to New Harbor is $9 million. UniSource Energy paid New Harbor $2 million upon announcement of the transaction in November 2003, with the balance of the transaction fee contingent and payable upon the closing of the transaction. UniSource Energy has agreed to pay Morgan Stanley a transaction fee of up to $3 million, which includes their monthly advisory fee, in connection with the acquisition. UniSource Energy paid Morgan Stanley $1 million in November 2003 and $0.4 million in April 2004 upon shareholders approving the transaction, and will pay Morgan Stanley $1 million contingent and payable upon the acquisition closing. UniSource Energy expensed these transaction fees as incurred which are included in Other Operations and Maintenance Expense on the Statements of Income and in Payment of Other Operation and Maintenance Costs on the Statements of Cash Flows.

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

      Litigation and Claims Related to San Juan Generating Station

        On May 16, 2002, the GCT and the Sierra Club filed a citizen lawsuit under the Clean Air Act in federal district court in New Mexico against Public Service Company of New Mexico (PNM) as operator of San Juan. TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of the total San Juan Generating Station. The lawsuit alleges two violations of the Clean Air Act and related regulations and permits. One of the two claims, concerning the initial permitting of San Juan, was dismissed by the court in August 2003. The remaining claim alleged that PNM violated its present Title V operating permit for Units 1, 3 and 4 by exceeding the 20% opacity standard on numerous occasions between 1998 and 2002; opacity is a means to monitor the particulate matter contained in an emission. PNM has exchanged written settlement offers and entered into a settlement conference with the plaintiffs. The trial will continue in the third quarter of 2004 if the parties are unable to reach settlement.

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

        The EPA has listed San Juan as a potential damage case pursuant to the Resource Conservation and Recovery Act due to claims by third parties that the San Juan Generating Station has contaminated water resources in the region as a result of disposing of fly ash in the surface mine pits adjacent to the generating station. PNM and the coal supplier to San Juan vigorously deny these allegations. The EPA is investigating the claims.

        Because settlement negotiations are ongoing, and the matter may proceed to trial, TEP is unable to predict the outcome of this litigation and claims.

      Postretirement and Pension Benefit Costs at Various Generating Stations

        The coal suppliers to Springerville Generating Station and each of TEP's remote generating stations have submitted demands for payment by TEP of postretirement and pension benefit costs for these coal suppliers' employees under the coal supply agreements with TEP.

        Navajo Generating Station: Peabody Western Coal Company (Peabody), the coal supplier to the Navajo Generating Station, has filed a lawsuit against the participants at Navajo, including TEP, for retiree postretirement benefit costs. TEP owns 7.5% of the Navajo Generating Station. In December 2003, the Navajo participants and Peabody agreed to stay the discovery process in this litigation until August 31, 2004 to give the parties time to explore a possible settlement.

        To the extent that amounts become known and payment probable, TEP will record a liability for additional postretirement and pension benefit costs at the Navajo and San Juan Generating Stations. TEP does not expect any settlement to be material to TEP.

        Springerville Generating Station: In June 2004, TEP paid $3 million in settlement of the claim for postretirement benefit costs related to the coal supply agreement at Springerville Generating Station. In addition, a clause was deleted from the coal supply agreement that would have allowed costs related to increases in welfare and pension benefits resulting from attempts to unionize or union negotiations to be passed to TEP. TEP expensed $0.5 million in 2003 and $0.5 million in June 2004 as the cost associated with the settlement for the period April 2002 through June 2004. The remaining settlement of $2 million represents a prepayment and will be amortized to coal inventory over the remaining life of the coal supply agreement through 2010 and expensed as fuel is burned.

        Four Corners Generating Station: The claim for postretirement at Four Corners was settled as part of the coal contract extension. TEP paid $0.3 million for postretirement benefits in settlement in September 2003.

      Environmental Reclamation at Remote Generating Stations

        TEP pays on-going reclamation costs at each of its remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs at the coal mines which supply the remote generating stations.

        San Juan Generating Station: In June 2003, TEP received an estimate of the reclamation liability at the coal mine that supplies San Juan in which post-term reclamation activities are assumed to occur over a 16-year period beginning in 2028. The expected aggregate undiscounted reclamation liability totals $122 million of which TEP's portion of the liability, based on its ownership of San Juan, totals $24 million. The present value of TEP's liability for post-term reclamation at a 10% credit-adjusted risk free rate approximates $7 million at December 31, 2017, the expiration date of the coal supply agreement, and will be recognized over the remaining term of the coal supply agreement. At June 30, 2004, TEP has recorded $0.5 million of its post-term reclamation liability at San Juan. Amounts recorded for post-term reclamation are subject to various assumptions and determinations, such as estimating the costs of reclamation, estimating when final reclamation will occur, and the credit-adjusted risk-free interest rate to be used to discount future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as expense for post-term reclamation. TEP does not believe that recognition of its post-term reclamation obligation at San Juan will be material to TEP in any single year since recognition occurs over the remaining 14 year life of its coal supply agreement.

        Other Remote Generating Stations: Although a cost is probable at TEP's other remote generating stations, it is not possible at this time to reasonably estimate the amount of any obligation for final reclamation because remediation alternatives have not yet advanced to the stage where a reasonable estimate of any cost can be made. As amounts become known, TEP will recognize a liability for final reclamation over the remaining lives of its coal supply agreements.

   GUARANTEES AND INDEMNITIES

        In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are
1) UES' guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens Arizona gas and electric system assets, 2) UniSource Energy's guarantee of approximately $24 million in natural gas transportation and supply payments in addition to building and equipment lease payments for UNS Gas, UNS Electric, and subsidiaries of Millennium, and 3) Millennium's guarantee of approximately $3 million in commodity-related payments for MEG at June 30, 2004. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in UniSource Energy's consolidated balance sheets.

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

        We believe that the likelihood UniSource Energy, UES, or Millennium would be required to perform or otherwise incur any significant losses associated with any of these guarantees or indemnities is remote.

NOTE 10.  TEP WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
----------------------------------------------------------

        TEP's Accounts Receivable from Electric Wholesale Sales, included in Trade Accounts Receivable on the balance sheet, totaled $21 million at June 30, 2004 and $26 million at December 31, 2003, net of allowances. TEP's Allowance for Doubtful Accounts on the balance sheet includes $13 million at June 30, 2004 and $10 million at December 31, 2003 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000. Excluding the receivables from the CPX and the CISO, substantially all of the June 30, 2004 wholesale receivable balance has been collected as of the date of this filing.


        TEP's collection shortfall from the CPX and the CISO was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. Since that time, the FERC staff has proposed various methodologies for calculating amounts of refunds/offsets applicable to wholesale sales made into the CISO's spot markets from October 2000 to June 2001. Based upon a FERC order in March 2003 (as reaffirmed by the FERC on October 16, 2003), TEP estimated that it would receive approximately $6 million of its $16 million receivable. In May 2004, the FERC issued two separate orders addressing numerous issues in the refund calculation and the fuel cost allowance calculation (an offset to the refund obligation). Based on these new orders, TEP increased its reserve for sales to the CPX and the CISO by $3 million in the second quarter of 2004 by recording a reduction of wholesale revenues.

        There are several other outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company, Pacific Gas and Electric Company, the CPX and the CISO. TEP cannot predict the outcome of these issues or lawsuits. We believe, however, that TEP is adequately reserved for its transactions with the CPX and the CISO.


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

                                                                              Three Months Ended       Six Months Ended
                                                                                  June 30,                June 30,
                                                                               2004         2003        2004       2003
----------------------------------------------------------------------- ------------------------- ----------------------
                                                                                       - In Thousands -
Denominator:
 Average Shares of Common Stock Outstanding                                  34,392       33,821      34,288     33,780
 Effect of Dilutive Securities:
  Options and Stock Issuable under Employee Benefit Plans                       663          455         683          -
----------------------------------------------------------------------- ------------------------- ----------------------
Total Shares                                                                 35,055       34,276      34,971     33,780
======================================================================= ========================= ======================

        There were no antidilutive options outstanding during the three month and six month periods ended June 30, 2004. Options to purchase 42,000 shares of common stock at $18.74 to $18.84 per share were outstanding during the three months ended June 30, 2003 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive. Similarly, an average of 537,000 antidilutive options was excluded from the year to date computation of diluted EPS for the six months ended June 30, 2003.

        Additionally, the dilutive share base for the six months ended June 30, 2003 excludes 414,000 average incremental common shares related to options and contingently issuable shares that are excluded due to their antidilutive effect as a result of UniSource Energy's loss before cumulative effect of accounting change for that six month period.

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

        The ACC allows TEP and UES to recover postretirement costs through rates only as benefit payments are made to or on behalf of retirees. The postretirement benefits are currently funded entirely on a pay-as-you-go basis. Under current accounting guidance, TEP and UES cannot record a regulatory asset for the excess of expense calculated per Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS 106), over actual benefit payments.

        FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), provides guidance related to accounting for the federal subsidy available to employers providing retirees with prescription drug benefits that are at least actuarially equivalent to Medicare Part D. For public companies, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FAS 106 requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation. The benefits provided to retirees of TEP do not include prescription drug coverage after a retiree becomes eligible for Medicare. Prescription drug benefits are available to a limited number of UniSource Energy retirees who are Medicare eligible. However, the Accumulated Projected Benefit Obligation or net periodic postretirement benefit cost do not reflect any amount associated with the subsidy because at this time we are unable to determine whether this drug coverage is comparable (actuarially equivalent) or more generous than Medicare Part D. The effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 will be incorporated in our next measurement of plan assets and obligations. Adoption of FSP 106-2 is not expected to have a significant impact on our postretirement benefit costs or cash flows.

   COMPONENTS OF NET PERIODIC BENEFIT COST

        The components of net periodic benefit costs are as follows:

                                                                                  Other Postretirement
                                                          Pension Benefits              Benefits
                                                     ----------------------------------------------------
                                                         Three Months Ended        Three Months Ended
                                                              June 30,                  June 30,
                                                          2004         2003          2004        2003
---------------------------------------------------------------------------------------------------------
                                                                     -Millions of Dollars -
Components of Net Periodic Benefit Cost
   Service Cost                                            $  1.5      $  1.2      $    0.5     $ 0.4
   Interest Cost                                              2.4         2.1           0.9       1.0
   Expected Return on Plan Assets                            (2.7)       (2.3)            -         -
   Prior Service Cost Amortization                            0.5         0.4          (0.4)     (0.4)
   Recognized Actuarial Loss                                  0.4         0.5           0.5       0.6
---------------------------------------------------------------------------------------------------------
      Net Periodic Benefit Cost                            $  2.1      $  1.9      $    1.5     $ 1.6
=========================================================================================================




NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                  Other Postretirement
                                                          Pension Benefits              Benefits
                                                     ----------------------------------------------------
                                                          Six Months Ended          Six Months Ended
                                                              June 30,                  June 30,
                                                          2004         2003          2004        2003
---------------------------------------------------------------------------------------------------------
                                                                     -Millions of Dollars -
Components of Net Periodic Benefit Cost
   Service Cost                                            $  3.0      $  2.4      $    1.0     $ 0.8
   Interest Cost                                              4.8         4.2           1.8       2.0
   Expected Return on Plan Assets                            (5.4)       (4.6)            -         -
   Prior Service Cost Amortization                            1.0         0.8          (0.8)     (0.8)
   Recognized Actuarial Loss                                  0.8         1.0           1.0       1.2
---------------------------------------------------------------------------------------------------------
      Net Periodic Benefit Cost                            $  4.2      $  3.8      $    3.0     $ 3.2
=========================================================================================================

   EMPLOYER CONTRIBUTIONS

         We previously disclosed in our financial statements for the year ended December 31, 2003 that TEP and UES' expected pension plan contributions in 2004 were $6 million and $0.5 million, respectively. As of June 30, 2004, TEP anticipates making contributions of $5 million in 2004 of which $1 million have been made. UES presently anticipates contributing $1 million in 2004, which was substantially funded as of June 30, 2004.


NOTE 13.  EQUITY-BASED COMPENSATION PLANS
-----------------------------------------

         We account for UniSource Energy's two equity-based compensation plans, the Directors' Plan and the Omnibus Plan, under the recognition and measurement principles of APB 25 and related interpretations. See Note 1.

         The acquisition agreement discussed in Note 2 limits the amount of capital stock that UniSource Energy can issue under its stock plans and requires that both of UniSource Energy's stock plans must be terminated effective as of the closing of the merger. Additionally, both plans contain "Change in Control" provisions that provide for accelerated vesting of awards when certain conditions are met. The March 29, 2004 shareholder vote to approve the proposed merger triggered 100% vesting of all awards under the Omnibus Plan. The provision in the Directors' Plan results in 100% vesting of all awards if and when the merger is consummated.

         At June 30, 2004, we had stock options, stock units and restricted stock grants outstanding as discussed below.

     STOCK OPTIONS

         No stock options were granted under the Directors' Plan during the six months ended June 30, 2004. A total of 1,196 stock options were granted under this plan during the second quarter of 2003 and 22,418 stock options were granted during the six-month period ended June 30, 2003. There were no stock options granted to key employees under the Omnibus Plan during the six months ended June 30, 2004. Key employees were awarded 97,818 stock options under this plan during the three and six months ended June 30, 2003. Director stock option awards currently vest over three years, become exercisable in one-third increments on each anniversary date of the grant, and expire on the tenth anniversary of the grant.

         A summary of the stock option activity of the Directors' Plan and Omnibus Plan is as follows:

                                                          Six Months Ended June 30,
                                                    2004                              2003
--------------------------------------------------------------------------------------------------------

                                                          Weighted                          Weighted
                                                          Average                           Average
                                                          Exercise                          Exercise
                                           Shares           Price            Shares          Price
--------------------------------------------------------------------------------------------------------
Options Outstanding,
  Beginning of Period                     2,478,551         $16.04           2,576,819       $15.77
   Granted                                        -              -             120,236       $17.77
   Exercised                               (360,166)        $15.12             (14,349)      $13.25
   Forfeited                                 (2,613)        $13.86             (12,546)      $14.29
                                      -----------------                  ----------------
Options Outstanding,
  End of Period                           2,115,772         $16.20           2,670,160       $15.88
                                      =================                  ================
Options Exercisable,
  End of Period                           2,092,169         $16.18           1,623,294       $14.93

Weighted Average Remaining Contractual Life at June 30, 2004:                         6.17
--------------------------------------------------------------------------------------------------------

         As discussed in Note 1, we apply APB 25 in accounting for our stock option plans. We have not recognized any compensation cost for these options because our stock options are granted with an exercise price equal to the market value of the stock at the grant date. We have also adopted the disclosure-only provisions of FAS 123. We present, in Note 1, the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of FAS 123, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

         Stock options awarded on January 1, 2002 accrue dividend equivalents that are paid in cash on the earlier of the date of exercise of the underlying option or the date the option expires. Compensation expense is recognized as dividends are declared. We recognized compensation expense for dividend equivalents on stock option grants of $0.1 million for each of the three month periods ended June 30, 2004 and 2003, and $0.2 million for each of the six month periods ended June 30, 2004 and 2003.

      RESTRICTED STOCK AND STOCK UNITS

         There were no new restricted stock awards granted to directors in the second quarter of 2004 or 2003. In the first quarter of 2004 and 2003, we granted restricted stock awards to directors totaling 6,480 shares and 5,157 shares, respectively. The grant date fair value of the shares was $24.68 per share in 2004 and $17.44 per share in 2003. Directors may elect to receive stock units in lieu of restricted shares. As discussed above, Directors' awards were not affected by the shareholder vote to approve the proposed merger. The restricted shares or stock units become 100% vested on the third anniversary of the grant date, or on consummation of the merger. Compensation expense equal to the fair market value on the date of the award is recognized over the vesting period. We recorded compensation expense related to these awards of less than $0.1 million for each of the three and six month periods ended June 30, 2004 and 2003.

         There were no new stock unit awards granted under the Omnibus Plan in the six month periods ended June 30, 2004 or 2003. When awards are granted, compensation expense equal to the fair market value on the date of the award is recognized over a three or four year vesting period. All stock unit awards under the Omnibus Plan had fully vested as of March 6, 2004 and were not impacted by the shareholder vote to approve the proposed merger. As all awards had vested, we did not recognize any compensation expense related to stock unit awards during the second quarter of 2004. We recognized compensation expense related to earlier awards of less than $0.1 million for the three months ended June 30, 2003 and for each of the six month periods ended June 30, 2004 and 2003.

      PERFORMANCE SHARES

         In May 2003, the Board of Directors approved a grant of performance shares to key employees under the Omnibus Plan. The shares were to be awarded at the end of a three-year performance period based on goal attainment. The grant date fair value was $17.84 per share. Compensation expense was initially recorded over the performance period based on the anticipated number and market value of shares to be awarded. As a result of the shareholder vote to approve the proposed merger, 53,566 performance shares vested and were distributed. Compensation expense of $2 million was recorded in the first quarter of 2004 for this award. We recognized compensation expense of $0.4 million related to performance shares for each of the three and six month periods ended June 30, 2003.

NOTE 14.  INCOME AND OTHER TAXES
--------------------------------

     INCOME TAXES

         The differences between the income tax expense (benefit) and the amount obtained by multiplying pre-tax income (loss) before cumulative effect of accounting change by the U.S. statutory federal income tax rate of 35% are as follows:

                                                                                             UniSource Energy
                                                                        ------------------------------------------------------------
                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                           2004     2003 Restated            2004      2003 Restated
                                                                                    See Note 1                         See Note 1
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        -Thousands of Dollars -
Federal Income Tax Expense (Benefit) at Statutory Rate                     $  8,560     $    4,449      $   12,875      $   (3,880)
   State Income Tax Expense (Benefit), Net of Federal Deduction               1,125            584           1,692            (510)
   Depreciation Differences (Flow Through Basis)                                789          1,086           1,578           2,173
   Tax Credits                                                                 (129)          (380)           (258)           (760)
   Other                                                                      1,310             51           1,677              95
------------------------------------------------------------------------------------------------------------------------------------
Income Tax Expense (Benefit)                                                 11,655          5,790          17,564          (2,882)
------------------------------------------------------------------------------------------------------------------------------------
Tax on Cumulative Effect of Accounting Change (see Note 5)                        -              -               -          44,236
------------------------------------------------------------------------------------------------------------------------------------
Total Federal and State Income Tax Expense                                 $ 11,655      $    5,790      $   17,564      $   41,354
====================================================================================================================================

                                                                                                    TEP
                                                                        ------------------------------------------------------------
                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                           2004     2003 Restated            2004      2003 Restated
                                                                                    See Note 1                         See Note 1
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        -Thousands of Dollars -
Federal Income Tax Expense at Statutory Rate                               $ 11,500     $    8,238      $   12,504      $    3,975
   State Income Tax Expense, Net of Federal Deduction                         1,511          1,083           1,643             522
   Depreciation Differences (Flow Through Basis)                                789          1,086           1,578           2,173
   Tax Credits                                                                 (129)          (380)           (258)           (760)
   Other                                                                      1,170              -           1,448              37
------------------------------------------------------------------------------------------------------------------------------------
Income Tax Expense                                                           14,841         10,027          16,915           5,947
------------------------------------------------------------------------------------------------------------------------------------
Tax on Cumulative Effect of Accounting Change (see Note 5)                        -              -               -          44,236
------------------------------------------------------------------------------------------------------------------------------------
Total Federal and State Income Tax Expense                                 $ 14,841     $   10,027      $   16,915      $   50,183
====================================================================================================================================

         The total Federal and State Income Tax Expense in the table above is included on UniSource Energy and TEP's income statements.

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


NOTE 15.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

         The FASB recently issued the following Statements of Financial Accounting Standards (FAS) and FASB Interpretations (FIN):

o FIN 46, Consolidation of Variable Interest Entities, was issued in January 2003, and was subsequently revised in December 2003 (FIN 46R). The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprises should consolidate the variable interest entity (primary beneficiary). FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. For public companies, the revised FIN 46R is effective for financial periods ending after March 15, 2004. The adoption of FIN 46R did not have a significant impact on our financial statements.

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

         See our discussion of FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, in Note 12 above.

         In August 2003, the Emerging Issues Task Force (EITF) published Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not "Held for Trading Purposes" as Defined in EITF Issue No. 02-3 (EITF 03-11). EITF 03-11 discusses whether realized gains and losses should be shown gross or net in the income statement for contracts that are not held for trading purposes, as defined in EITF 02-3, but are derivatives subject to FAS 133. Determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances with respect to the various activities of the entity. Retroactive application of EITF 03-11 is not required. Beginning January 1, 2004, the realized gains and losses on derivative instruments that are not held for trading purposes but are eventually net settled are shown net in the income statement. The impact of adopting EITF 03-11 was immaterial as of June 30, 2004. See Note 6.

NOTE 16.  SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

         A reconciliation of net income to net cash flows from operating activities follows:

                                                                                                UniSource Energy
                                                                                         --------------------------------
                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                                 2004       2003 Restated
                                                                                                            See Note 1
---------------------------------------------------------------------------------------- ---------------- ---------------
                                                                                             -Thousands of Dollars-

Net Income                                                                                   $ 19,222       $   59,266
Adjustments to Reconcile Net Income
  To Net Cash Flows
     Cumulative Effect of Accounting Change-Net of Tax                                              -          (67,471)
     Depreciation and Amortization Expense                                                     71,696           61,440
     Depreciation Recorded to Fuel and Other O&M Expense                                        3,098            2,803
     Amortization of Transition Recovery Asset                                                 20,600           11,619
     Net Unrealized Gain on TEP Forward Electric Sales                                           (780)             109
     Net Unrealized Loss on TEP Forward Electric Purchases                                         83                -
     Net Unrealized Gain on MEG Trading Activities                                             (1,689)          (1,531)
     Amortization of Deferred Debt-Related Costs included in Interest Expense                   3,295            1,461
     Provision for Bad Debts                                                                    1,734            3,608
     Deferred Income Taxes                                                                      3,200           13,318
     (Gains) Losses from Equity Method Entities                                                (5,418)           1,950
     Other                                                                                     17,873           (1,655)
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                                  (16,979)         (11,398)
         Materials and Fuel Inventory                                                            (255)          (7,140)
         Accounts Payable                                                                       6,459            2,368
         Interest Accrued                                                                      (2,182)          (1,750)
         Income Tax Receivable                                                                      -           (9,463)
         Taxes Accrued                                                                         15,281          (12,014)
         Other Current Assets                                                                 (39,263)         (10,702)
         Other Current Liabilities                                                             42,218            9,465
---------------------------------------------------------------------------------------- ---------------- ---------------
Net Cash Flows - Operating Activities                                                        $138,193         $ 44,283
======================================================================================== ================ ===============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                                                                                                       TEP
                                                                                         --------------------------------
                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                              2004        2003 Restated
                                                                                                          See Note 1
---------------------------------------------------------------------------------------- ---------------- ---------------
                                                                                             -Thousands of Dollars-

Net Income                                                                                   $ 18,811       $   72,882
Adjustments to Reconcile Net Income
  To Net Cash Flows
     Cumulative Effect of Accounting Change-Net of Tax                                              -          (67,471)
     Depreciation and Amortization Expense                                                     62,438           59,384
     Depreciation Recorded to Fuel and Other O&M Expense                                        3,098            2,803
     Amortization of Transition Recovery Asset                                                 20,600           11,619
     Net Unrealized Gain on TEP Forward Electric Sales                                           (780)             109
     Net Unrealized Loss on TEP Forward Electric Purchases                                         83                -
     Amortization of Deferred Debt-Related Costs included in Interest Expense                   3,141            1,461
     Provision for Bad Debts                                                                      813            3,608
     Deferred Income Taxes                                                                      7,686           11,518
     Gains from Equity Method Entities                                                            (62)             (81)
     Interest on Note Receivable from UniSource Energy                                         (4,639)          (5,079)
     Other                                                                                     21,278            1,435
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                                  (23,162)         (14,018)
         Materials and Fuel Inventory                                                           1,469           (6,098)
         Accounts Payable                                                                       5,872           10,042
         Interest Accrued                                                                      (1,983)          (1,750)
         Income Taxes Receivable                                                                    -             (568)
         Taxes Accrued                                                                          5,605          (14,024)
         Other Current Assets                                                                  (1,105)           2,086
         Other Current Liabilities                                                             (3,212)          (4,490)
---------------------------------------------------------------------------------------- ---------------- ---------------
Net Cash Flows - Operating Activities                                                        $115,951       $   63,368
======================================================================================== ================ ===============

NOTE 17.  REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-----------------------------------------------------------------

         With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month and six-month periods ended June 30, 2004 and 2003, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 19, 2004 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Management's Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its four primary business segments and includes the following:

o        outlook and strategy,
o operating results during the second quarter and first six months of 2004 compared with the same periods in 2003,
o        factors which affect our results and outlook,
o liquidity, capital needs, capital resources, and contractual obligations,
o        dividends, and
o        critical accounting policies.

         Management's Discussion and Analysis should be read in conjunction with UniSource Energy and TEP's 2003 Form 10-K and with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the three months and six months ended June 30, 2004 and 2003. Certain information in Management's Discussion and Analysis of Financial Condition and Results of Operations for UniSource Energy and TEP has been restated. For further information, see Note 1 of Notes to Condensed Consolidated Financial Statements - Nature of Operations, Basis of Accounting and Equity-Based Compensation. Management's Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

         References in this report to "we" and "our" are to UniSource Energy and its subsidiaries, collectively.

OVERVIEW OF CONSOLIDATED BUSINESS

         UniSource Energy Corporation (UniSource Energy) is a holding company that has no significant operations of its own. Operations are conducted by UniSource Energy's subsidiaries, each of which is a separate legal entity with its own assets and liabilities. UniSource Energy owns substantially all of the outstanding common stock of Tucson Electric Power Company (TEP), and all of the outstanding common stock of UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium), and UniSource Energy Development Company
(UED).

         TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years. UES began operations in August 2003. UES, through its two operating subsidiaries, provides gas and electric service to 30 communities in northern and southern Arizona. Millennium invests in unregulated businesses, including a developer of thin-film batteries and a developer and manufacturer of thin-film photovoltaic cells. UED engages in developing generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station. We conduct our business in these four primary business segments -- TEP's Electric Utility Segment, UES' Gas and Electric Utility Segment, the Millennium Businesses Segment, and the UED Segment.

         TEP is the principal operating subsidiary of UniSource Energy and, at June 30, 2004, represented approximately 85% of its assets. The seasonal nature of TEP's business causes operating results to vary significantly from quarter to quarter. UniSource Energy's results for the six months ended June 30, 2004 include two full quarters of operations of UES. UES was not in operation during the first six months of 2003. Due to sales of both winter-peaking gas and summer-peaking electricity, UES' consolidated operating results are expected to be less seasonal than TEP's. Although representing approximately 5% of UniSource Energy's total assets, results from Millennium's unregulated businesses had a significant impact on earnings reported by UniSource Energy for the three and six months ended June 30, 2004 and 2003. UED's unregulated business segment, which was established in February 2001, had a significant impact on consolidated net income and cash flows in the fourth quarter of 2003 since the financial closing of Springerville Unit 3 occurred on October 21, 2003. UED did not have a significant impact on net income or cash flow in the first or second quarters of 2003 or 2004, nor is it expected to in future periods.

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

         Upon the closing of the acquisition, Saguaro Utility will cause the surviving corporation to pay approximately $880 million in cash to UniSource Energy's shareholders and holders of stock options, stock units, restricted stock and performance shares awarded under our stock-based compensation plans. In connection with the closing of the acquisition, Saguaro Utility intends to cause the surviving corporation (i) to repay the $95 million inter-company loan to UniSource Energy from TEP and (ii) to contribute up to $168 million to TEP. TEP will use a significant portion of these proceeds to retire some of its outstanding debt.

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

         Public hearings on the ACC application were conducted before an administrative law judge (ALJ) and concluded on July 1, 2004. In its testimony before the ALJ, the staff of the ACC stated that UniSource Energy had addressed many of the concerns raised in its initial testimony filed on April 30, 2004. Staff indicated its continued concern regarding a few remaining issues related to financial protection of the utility businesses from UniSource Energy and service quality and reliability. However, staff indicated it would adopt a neutral position on the acquisition if certain conditions were met. The Residential Utility Consumer Office (RUCO) filed initial testimony on April 30, 2004, participated in the ALJ hearings and continues to oppose the acquisition. Since the conclusion of the hearing, all parties have filed initial briefs and reply briefs with the ALJ that supported their respective positions.

         Subject to the receipt of the required regulatory approvals and the satisfaction of the other closing conditions contained in the acquisition agreement, we expect to close the transaction in the fourth quarter of 2004.

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

o Increase production and sales of Global Solar's thin-film photovoltaic cells and seek strategic partners.

o        Reduce TEP's debt, using some of our excess cash flows.

o Efficiently manage TEP's generating resources and look for ways to reduce or control our operating expenses while maintaining and enhancing reliability and profitability.

         To accomplish our goals, during 2004 we expect TEP to spend approximately $106 million on capital expenditures and UES to spend approximately $37 million on capital expenditures. As of June 30, 2004, year-to-date capital expenditures were $53 million and $18 million for TEP and UES, respectively.

         While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.


                          UNISOURCE ENERGY CONSOLIDATED

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

            UniSource Energy recorded net income of $13 million, or $0.37 per average share of Common Stock, in the second quarter of 2004 compared with net income of $7 million, or $0.20 per average share of Common Stock last year. The following factors contributed to the change in net income:

o A $14 million increase in TEP's utility gross margin (the sum of electric retail revenues and electric wholesale revenues less fuel expense and purchased power expense) resulting from:

- a $12 million increase in TEP's retail revenues resulting from a 2% increase in the retail customer base and higher energy demand;

- a $7 million increase in TEP's wholesale revenues resulting from higher wholesale kWh sales and higher wholesale power prices compared to last year when generating plant outages limited wholesale opportunities (net of a $3 million reserve for refund recorded in the second quarter of 2004 related to wholesale kWh sales made to California during 2000 and 2001); offset by

- a $4 million increase in fuel expense due to the higher availability and use of TEP's coal-fired generating facilities and a 9% increase in gas-fired generation; and

-          a $1 million increase in TEP's purchased power expense.

         Other factors contributing to the change in UniSource Energy's net income in the second quarter of 2004 compared with the same period last year include:

o A $6 million increase in income tax expense due to higher pre-tax income;

o a $4 million scheduled increase in TEP's amortization of transition recovery asset;

o a $2 million increase in TEP's depreciation and amortization due to increased plant in service;

o a $3 million decrease in TEP's total interest expense resulting from lower fees and rates associated with TEP's Credit Facility that was refinanced in March 2004, as well as lower capital lease interest expense;

o        net income of less than $1 million at UES;

o        $1 million of lower net losses at MEH;

o a $1 million net loss at UED related to the write-off of a note receivable; and

o        expenses of $1 million related to the proposed acquisition of UniSource
         Energy.


Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

          UniSource Energy recorded net income of $19 million, or $0.56 per average share of Common Stock, in the first six months of 2004 compared with net income of $59 million, or $1.75 per average share of Common Stock last year. Results in the first six months of 2003 include an after-tax gain of $67 million, or $2.00 per average share of Common Stock, for the Cumulative Effect of Accounting Change from the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143). The net loss before the Cumulative Effect of Accounting Change was $8 million, or $0.25 per average share of Common Stock. The following factors contributed to the change in net income (loss) before the Cumulative Effect of Accounting
Change:

o A $38 million increase in TEP's utility gross margin (the sum of electric retail revenues and electric wholesale revenues, less fuel expense and purchased power expense) resulting from:

- a $26 million increase in retail revenues resulting from cold weather during January and February, and a 2% increase in the retail customer base;

- an $8 million increase in wholesale revenues resulting from higher wholesale kWh sales and higher wholesale power prices compared to last year when generating plant outages limited wholesale opportunities (net of a $3 million reserve for refund recorded in the second quarter of 2004 related to wholesale kWh sales made to California during 2000 and 2001); and

- an $8 million decline in purchased power expense resulting from fewer planned and unplanned outages at TEP's generating facilities, reducing the need to purchase replacement power to meet retail demand; partially offset by:

- a $5 million increase in fuel expense due to the higher availability and use of TEP's coal-fired generating facilities and increased use of gas-fired generation.

         Other factors contributing to the change in UniSource Energy's net income in the first six months of 2004 compared with the same period last year include:

o a $9 million scheduled increase in TEP's amortization of transition recovery asset;

o a $3 million decrease in TEP's total interest expense resulting from lower fees and rates associated with TEP's Credit Facility that was refinanced in March 2004, as well as lower capital lease interest expense;

o a $3 million increase in TEP's depreciation and amortization due to increased plant-in-service;

o        net income of $5 million at UES;

o $8 million of lower net losses at MEH resulting from income of $3 million (net of tax) recorded in the first quarter of 2004 related to Haddington Energy Partners II, LP, (Haddington) one of Millennium's equity method investments, and lower operating costs at Global Solar and IPS;

o a $1 million net loss at UED related to the write-off of a note receivable;

o a $20 million increase in income tax expense due to higher pre-tax income; and

o        expenses of $3 million related to the proposed acquisition of UniSource
         Energy.


    CONTRIBUTION BY BUSINESS SEGMENT

         The table below shows the contributions to our consolidated after-tax earnings (losses) by our four business segments, as well as parent company expenses.

                                                                         Three Months Ended            Six Months Ended
                                                                              June 30,                     June 30,
                                                                         2004           2003          2004          2003
                                                                                       Restated(1)                 Restated (1)
        ------------------------------------------------------------ -------------- ------------- ------------- --------------
        Business Segment                                               - Millions of Dollars -        - Millions of Dollars -

           TEP (2)                                                      $ 18           $ 14          $ 19          $ 73
           UES (3)                                                         -              -             5             -
           UED                                                            (1)             -            (1)            -
           Millennium                                                     (3)            (4)           (1)           (9)
           UniSource Energy Standalone (4)                                (1)            (3)           (3)           (5)
        ------------------------------------------------------------ -------------- ------------- ------------- --------------
                Consolidated Net Income                                 $ 13            $ 7           $19          $ 59
        ============================================================ ============== ============= ============= ==============

(1)      See Note 1 of Notes to Condensed Consolidated Financial Statements
(2) TEP results in the first six months of 2003 include an after-tax gain of $67 million for the Cumulative Effect of Accounting Change from the adoption of FAS 143.
(3)      UES began operations in August 2003.
(4) Primarily represents interest expense (net of tax) on the note payable from UniSource Energy to TEP.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   UNISOURCE ENERGY CONSOLIDATED CASH FLOWS


                   Six Months Ended June 30,                   2004                       2003
             ---------------------------------------- ------------------------ -------------------------
                                                                   - Millions of Dollars -
             Cash Provided by (Used in):
                  Operating Activities                        $ 138                      $  44
                  Investing Activities                          (57)                       (62)
                  Financing Activities                          (53)                       (28)
             ---------------------------------------- ------------------------ -------------------------
             Net Increase/(Decrease) in Cash                  $  28                      $ (46)
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

         As of August 18, 2004, cash and cash equivalents available to UniSource Energy was approximately $131 million.

         As part of our ACC Holding Company Order, we must invest at least 30% of any proceeds of UniSource Energy equity issuances in TEP until TEP's equity reaches 37.5% of total capital (excluding capital leases).

         Operating Activities

         In the first six months of 2004, net cash flows from operating activities increased by $94 million compared with the same period in 2003. The following factors contributed to the increase:

o a $118 million increase in cash receipts from retail and wholesale energy customers, net of fuel and purchased energy costs, due to energy sales at UES and increased retail and wholesale electric sales at TEP; and

o the return of a $17 million deposit related to TEP's second mortgage indenture; partially offset by

o a $21 million increase in other taxes paid due primarily to property, sales and use taxes paid at UES;

o a $ 4 million increase in income taxes due to a larger final tax payment related to prior year consolidated income tax returns;

o an $18 million increase in O&M due to $15 million of O&M at UES and acquisition-related costs; and

o an $8 million increase in wages paid due primarily to $6 million of wages paid at UES and incentive compensation payments to management pursuant to their employment arrangements triggered by the shareholder approval of the proposed acquisition of UniSource Energy.

         Investing Activities

         Net cash used for investing activities was $5 million lower in the first six months of 2004 compared with the same period in 2003, due primarily to a $10 million return of investment from one of MEH's businesses partially offset by a $4 million investment in Springerville Lease Debt made in the first quarter of 2004.

         Financing Activities

         Net cash used for financing activities was $25 million higher in the first six months of 2004 compared with the same period in 2003. The following factors contributed to the increase:

o        a repayment of $20 million on borrowings under TEP's Revolving Credit
         Facility;

o TEP paid $9 million in debt issue costs related to the refinancing of its Credit Agreement; and

o a $5 million increase in scheduled payments for TEP's capital lease obligations; partially offset by:

o an increase in other cash inflows of $10 million related to cash received from stock option exercises and new TEP and UES customer deposits.

         Our consolidated cash and cash equivalents increased to $129 million at June 30, 2004, from $61 million at March 31, 2004. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

         In the event that we experience lower cash from operations in 2004, we may adjust our discretionary uses of cash accordingly. We believe, however, that we will continue to have sufficient cash flow to cover our capital needs, as well as required debt payments and dividends to shareholders.

         TEP redeemed $27 million of 8.5% First Mortgage Bonds (due in 2009) on July 7, 2004. This transaction will result in annual pre-tax savings of $2 million.

   GUARANTEES AND INDEMNITIES

         In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We entered into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are UES' guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens' Arizona gas and electric system assets, UniSource Energy's guarantee of approximately $24 million in natural gas and supply payments and building lease payments for UNS Gas and UES, and Millennium's guarantee of approximately $3 million in commodity-related payments for MEG at June 30, 2004. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

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

         We believe that the likelihood that UniSource Energy, UES or Millennium would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

    CONTRACTUAL OBLIGATIONS

         There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2003 Annual Report on Form 10-K.

     DIVIDENDS ON COMMON STOCK

         The following table shows the declared dividends to UniSource Energy shareholders for 2004.

                                                                                               Dividend Amount
     Declaration Date             Record Date                Payable Date                 Per Share of Common Stock
----------------------------------------------------------------------------------------------------------------------------
February 6, 2004            February 17, 2004         March 10, 2004                                $0.16
May 7, 2004                 May 18, 2004              June 10, 2004                                 $0.16
----------------------------------------------------------------------------------------------------------------------------

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

INCOME TAX POSITION

         At June 30, 2004, UniSource Energy and TEP had, for federal and state income tax filing purposes, the following carryforward amounts. These amounts represent balances resulting from federal returns filed (or extended) as of December 31, 2003.

                                       UniSource Energy                            TEP
                                    Amount            Expiring            Amount            Expiring
                             -Millions of Dollars-      Year       -Millions of Dollars-      Year
-------------------------------------------------------------------------------------------------------
Net Operating Losses                 $ 55             2006-2023            $ 32            2006-2009
Investment Tax Credit                   8             2004-2023               8            2004-2023
AMT Credit                             88                 -                  85                -
-------------------------------------------------------------------------------------------------------

         Of the $55 million in NOL carryforwards at UniSource Energy, $18 million is subject to limitation due to a reorganization of certain Millennium entities in December 2002. The future use of these losses is dependent upon the generation of sufficient future taxable income at the separate company level. See Critical Accounting Policies, Deferred Tax Valuation - TEP and Millennium, below.


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

         TEP kWh sales delivered and corresponding revenues for the quarter ended and six months ended June 30, 2004 compared with the same periods in 2003 are detailed below.

                                                                Sales                               Operating Revenue
       ----------------------------------------------------------------------------------------------------------------------------
                                                                   2003      Percent                       2003      Percent
       Three Months Ended June 30,                    2004     Restated (1)   Change          2004      Restated (1)  Change
       ----------------------------------------------------------------------------------------------------------------------------
                                                           - Millions of kWh -                     - Millions of Dollars -
       Electric Retail Sales:
           Residential                                 826          786        5%           $  81          $  76          7%
           Commercial                                  478          446        7%              51             47          9%
           Industrial                                  603          601         -              43             42          2%
           Mining                                      205          173       18%               9              7         29%
           Public Authorities                           66           72       (8%)              5              5          -
       ----------------------------------------------------------------------------------------------------------------------------
       Total Electric Retail Sales                   2,178        2,078        5%            $189           $177          7%
       ----------------------------------------------------------------------------------------------------------------------------
       Electric Wholesale Sales Delivered:
           Long-term Contracts                         282          258        9%              13             12          8%
           Other Sales                                 654          537       22%              27             21         29%
           Transmission                                  -            -          -              2              2          -
       ----------------------------------------------------------------------------------------------------------------------------
       Total Electric Wholesale Sales                  936          795       18%              42             35         20%
       ----------------------------------------------------------------------------------------------------------------------------
                Total                                3,114        2,873        8%            $231           $212          9%
       ============================================================================================================================

(1)      See Note 1 of Notes to Condensed Consolidated Financial Statements


         TEP's retail customer base increased by 2% to 370,413, while kWh sales to retail customers increased by 5% in the second quarter of 2004 compared with the same period last year. Kilowatt-hour sales to residential customers were up 5% and kWh sales to commercial customers were up 7%, primarily resulting from customer growth. Copper prices were 65% higher in the second quarter of 2004 compared with the same period in 2003, leading to increased mining activity and an 18% increase in kWh sales to TEP's mining customers. Revenues from TEP's mining customers increased $2 million, benefiting from increased demand and higher prices for copper. The price of energy provided to TEP's mining customers is indexed with the market price of copper. Total revenues from kWh sales to retail customers increased by $12 million in the second quarter of 2004 resulting from higher energy demand. See Critical Accounting Policies, Unbilled Revenue, below.

            Wholesale kWh sales were up 18% and wholesale revenues were up 20% compared with the second quarter of 2003, due to increased sales activity and higher wholesale power prices. Greater coal plant availability in the second quarter of 2004 allowed TEP to sell more excess power into the wholesale market. The average price of power on the Dow Jones Palo Verde Index was $44 per MWh in the second quarter of 2004, compared with $39 per MWh in the same period last year. TEP recorded a $3 million reserve in the second quarter of 2004 for revenue subject to refund related to wholesale sales made to the California Independent System Operator (CISO) and the California Power Exchange (CPX) in 2001 and 2000. This amount was recorded as a reduction to wholesale revenue. See Critical Accounting Policies, TEP - Payment Defaults and Allowances for Doubtful Accounts, below.

                                                                Sales                               Operating Revenue
       ----------------------------------------------------------------------------------------------------------------------------
                                                                   2003      Percent                       2003     Percent
       Six Months Ended June 30,                      2004   Restated (1)    Change          2004    Restated (1)    Change
       ----------------------------------------------------------------------------------------------------------------------------
                                                        - Millions of kWh -                     - Millions of Dollars -
       Electric Retail Sales:
           Residential                               1,544        1,428        8%            $139           $129          8%
           Commercial                                  836          772        8%              87             80          9%
           Industrial                                1,093        1,068        2%              79             76          4%
           Mining                                      398          325       22%              18             13         38%
           Public Authorities                          116          123       (6%)              9              8         13%
       ----------------------------------------------------------------------------------------------------------------------------
       Total Electric Retail Sales                   3,987        3,716        7%            $332           $306          8%
       ----------------------------------------------------------------------------------------------------------------------------
       Electric Wholesale Sales Delivered:
           Long-term Contracts                         628          587        7%              28             26          8%
           Other Sales                               1,197        1,147        4%              52             46         13%
           Transmission                                  -            -          -              4              3         33%
       ----------------------------------------------------------------------------------------------------------------------------
       Total Electric Wholesale Sales                1,825        1,734        5%              84             75         12%
       ----------------------------------------------------------------------------------------------------------------------------
                Total                                5,812        5,450        7%            $416           $381          9%
       ============================================================================================================================

(1)      See Note 1 of Notes to Condensed Consolidated Financial Statements

         Total retail kWh sales increased by 7% in the first six months of 2004. Kilowatt-hour sales to residential and commercial customers were both up 8%, resulting from customer growth and a 28% increase in first quarter 2004 heating-degree days. The average price of copper was 64% higher in first six months of 2004, leading to increased mining activity and a 22% increase in kWh sales to TEP's mining customers. Revenues from TEP's mining customers increased $5 million in the second quarter of 2004, benefiting from increased demand and higher prices for copper. Total revenues from kWh sales to retail customers increased by $26 million in the first six months of 2004, resulting from higher energy demand.

         Wholesale kWh sales were up 5% and wholesale revenues were up 12% in the first six months of 2004. Greater coal plant availability allowed TEP to sell more excess power into the wholesale market. TEP recorded a $3 million reserve in the second quarter of 2004 and a $2 million reserve in the first quarter of 2003 for revenue subject to refund related to wholesale sales made to CISO and the CPX in 2001 and 2000. These amounts are recorded as a reduction to wholesale revenue. See Critical Accounting Policies, TEP - Payment Defaults and Allowances for Doubtful Accounts, below.

         Fuel and Purchased Power Expenses

         TEP's fuel and purchased power expense, and energy resources for the second quarter and first six months of 2004 compared with the same periods of 2003 are detailed in the tables below:

                                                   Generation                          Expense
---------------------------------------- -------------------------------- -----------------------------------
                                                              Percent                            Percent
Three Months Ended June 30,               2004     2003        Change       2004      2003        Change
---------------------------------------- ------- ---------- ------------- --------- --------- ---------------
                                                -Millions of kWh-               -Millions of Dollars-
Coal-Fired Generation                     2,910      2,646         10%         $47       $44           7%
Gas- Fired Generation                        98         90          9%           8         7          14%
---------------------------------------- ------- ---------- ------------- --------- --------- ---------------
Total Generation                          3,008      2,736         10%          55        51           8%
Purchased Power                             328        352         (7%)         19        18           6%
---------------------------------------- ------- ---------- ------------- --------- --------- ---------------
Total Resources                           3,336      3,088          8%         $74       $69           7%
Less Losses and Company Use                 222        215          3%
---------------------------------------- ------- ---------- ------------- ========= ========= ===============
Total Energy Sold                         3,114      2,873          8%
======================================== ======= ========== =============


         Fuel expense at TEP's generating plants increased by $4 million, or 8%, in the second quarter of 2004, due to the higher availability and use of TEP's coal-fired generating facilities and increased gas-fired generation. During the first six months of 2003, many of TEP's coal-fired generating facilities underwent major planned outages, as well as unplanned outages, limiting their availability to meet retail and wholesale energy demand. In the second quarter of 2004, generation at TEP's coal-fired units was up 10%, or 264 million kWh, compared with the second quarter of 2003. The average cost of fuel per kWh generated for the second quarter of 2004 was 1.84 cents, compared with 1.89 cents in the same period last year.

         TEP's Purchased Power expense increased $1 million, or 6%, in the second quarter of 2004, due to higher wholesale power prices. TEP purchased 7% less energy, or 24 million kWh, in the second quarter of 2004; however, wholesale power prices were 13% higher. See Wholesale Energy Markets - Energy Prices, below.

                                                   Generation                          Expense
--------------------------------------- --------------------------------- -----------------------------------
                                                              Percent                            Percent
Six Months Ended June 30,                2004      2003        Change       2004      2003        Change
--------------------------------------- -------- ---------- ------------- --------- --------- ---------------
                                               -Millions of kWh-                -Millions of Dollars-

Coal-Fired Generation                     5,673      4,969         14%       $  94     $  83          13%
Gas- Fired Generation                       110        194        (43%)          9        15         (40%)
--------------------------------------- -------- ---------- ------------- --------- --------- ---------------
Total Generation                          5,783      5,163         12%         103        98           5%
Purchased Power                             424        657        (35%)         25        33         (24%)
--------------------------------------- -------- ---------- ------------- --------- --------- ---------------
Total Resources                           6,207      5,820          7%        $128      $131          (2%)
Less Losses and Company Use                 395        370          7%
--------------------------------------- -------- ---------- ------------- ========= ========= ===============
Total Energy Sold                         5,812      5,450          7%
======================================= ======== ========== =============

         In the first six months of 2004, fuel expense increased by $5 million, or 5%, due to the higher availability of and use of TEP's coal-fired generating facilities. Generation at TEP's coal-fired units was up 14%, or 704 million kWh, compared with the first six months of 2003. See Item 3. - Quantitative and Qualitative Disclosures About Market Risk, below.

         Purchased power expense declined by $8 million, or 24%, in the first six months of 2004 compared with the same period last year. The higher availability of TEP's coal-fired resources reduced the need to purchase replacement power.

         Other Operating Expenses

         Other Operations and Maintenance expense (O&M) increased by $2 million, or 4%, in the second quarter of 2004, and $4 million, or 5% in the first six months of 2004, compared with the same periods last year. The increases are due primarily to TEP's allocated portion of acquisition-related costs. Through June 30, 2004, TEP has expensed $2 million of acquisition-related costs. In addition, $2 million was expensed and paid in incentive compensation resulting from shareholder approval of the acquisition on March 29, 2004.

         Amortization of the Transition Recovery Asset (TRA) increased $4 million in the second quarter of 2004, and $9 million in the first six months of 2004, compared with the same periods in 2003. Amortization of the TRA is the result of the 1999 Settlement Agreement (TEP Settlement Agreement) with the ACC, which changed the accounting method for TEP's generation operations. This item reflects the recovery, through 2008, of transition recovery assets which were previously regulatory assets of the generation business. The amount of amortization is a function of the TRA balance and total kWh consumption by TEP's distribution customers. TEP expects TRA amortization to be $49 million in 2004, $57 million in 2005, $66 million in 2006, $76 million in 2007 and $26 million in 2008.

         Other Income (Deductions)

         TEP's income statement includes inter-company interest income of $2 million for the second quarter of 2004 compared with $3 million for the same period in 2003. This represents Interest Income on the promissory note TEP received from UniSource Energy in exchange for the transfer to UniSource Energy of its stock in Millennium in 1998. On UniSource Energy's income statement, this Interest Income, as well as UniSource Energy's related interest expense, is eliminated as an inter-company transaction. Inter-company interest income was $5 million in the first six months of 2004.

         Interest Expense

         Total interest expense decreased by $3 million, or 8%, in the second quarter of 2004, resulting from the refinancing of TEP's Credit Agreement in March 2004 and a $1 million decrease in capital lease interest expense. Interest on capital leases was lower in the second quarter of 2004 due to scheduled repayments of capital lease obligations. Total interest expense decreased by $3 million, or 3%, in the first six months of 2004. Unamortized fees of $2 million that were expensed in the first quarter of 2004 as a result of the refinancing of TEP's Credit Agreement were offset by the lower rates and fees associated with the new Credit Agreement, as well as a $1 million decrease in capital lease interest expense. See Liquidity and Capital Resources, TEP Cash Flows, Investing Activities, TEP Credit Agreement, below.

         Income Tax Expense

         Income tax expense, before Cumulative Effect of Accounting Change, increased $5 million in the second quarter of 2004, compared with the same period in 2003, due to higher pre-tax income. In the first six months of 2004, Income Tax Expense increased by $11 million compared with the same period in 2003, due to higher pre-tax income.

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

         On January 27, 2004, the Arizona Court of Appeals issued a decision that addressed challenges to the ACC's Retail Electric Competition Rules. The Court determined that certain rules established by the ACC relating to the entry of new competitive electric services providers into the market were invalid. The ultimate impact on TEP's Settlement Agreement is not known. Motions for Reconsideration, which is a prerequisite to filing an appeal, were filed by several Arizona electric cooperatives. On May 4, 2004, Trico Electric Cooperative filed a Petition for Review at the Arizona Supreme Court.

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

   RATES

         In 1999, the ACC approved the TEP Settlement Agreement between TEP and certain customer groups related to the implementation of retail electric competition. The TEP Settlement Agreement provided for certain retail rate reductions from 1998 through 2000. In addition, TEP was required to file with the ACC by June 1, 2004 general rate case information, including an updated cost of service study. Under the terms of the TEP Settlement Agreement, no rate case filed by TEP through 2008, including the filing on June 1, 2004, may result in a rate increase. Any rate decrease resulting from the 2004 filing would be effective no earlier than June 1, 2005.

         On June 1, 2004, TEP filed general rate case information with the ACC. TEP's filing does not propose any change in retail rates. Absent the restriction on raising rates provided in the TEP Settlement Agreement, the data presented by TEP would justify a request by TEP for an increase in retail rates of 16%. The general rate case information uses a historical test year ended December 31, 2003 and establishes, based on TEP's Standard Offer service, that TEP is experiencing a revenue deficiency of $115 million. The proposed weighted cost of capital for the test year ended December 31, 2003 is 8.78%, including an 11.5% return on equity.

         TEP has requested a procedural conference with the ACC to discuss how the review of the general rate case information will proceed.

   WESTERN ENERGY MARKETS

         As a participant in the western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions and market participants. TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy at market-based rates in the wholesale market.

         The generating capacity in Arizona is expected to be approximately 24,000 MW by the end of 2004, which represents an increase of 55% compared with the capacity available at the end of 2000. A majority of this growth is the result of 16 new or upgraded gas-fired generating units with a combined capacity of approximately 8,500 MW. In addition, the presence of fewer creditworthy counterparties, as well as legal, political and regulatory uncertainties, has reduced market liquidity and trading volume.

         Market Prices

         The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index increased in the second quarter of 2004 compared with 2003, as did the average prices for natural gas based on the Permian Index. Beginning in January 2004, all natural gas used by TEP plants originated from the Permian Gas Basin.

        Average Market Price for Around-the-Clock Energy                         $/MWh
        ------------------------------------------------------------------ -------------

                   Quarter Ended June 30, 2004                                    $44
                   Quarter Ended June 30, 2003                                     39

                   Six Months Ended June 30, 2004                                 $42
                   Six Months Ended June 30, 2003                                  42


        Average Market Price for Natural Gas                                   $/MMBtu
        ------------------------------------------------------------------ -------------

                  Quarter Ended June 30, 2004                                    $5.39
                  Quarter Ended June 30, 2003                                     4.94

                  Six Months Ended June 30, 2004                                 $5.21
                  Six Months Ended June 30, 2003                                  5.35

         Natural gas prices remained at historically high levels throughout 2003 and into 2004 with continued demand, storage and production concerns. These high gas and subsequent power prices are currently expected to continue at least for the near-term period. Starting in July 2004, the average forward around-the-clock market price at Palo Verde for the balance of the year 2004 is estimated at approximately $50 per MWh, based on forward market broker quotes as of June 30, 2004. As a result, we expect TEP's fuel and purchased power expense to be higher in 2004 than in 2003, depending on the actual volumes purchased. We cannot predict whether these higher prices will continue, or whether changes in various factors that influence demand and supply will cause prices to fall again during the remainder of 2004.

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

         Payment Defaults and Allowances for Doubtful Accounts

         See Critical Accounting Policies, TEP - Payment Defaults and Allowances for Doubtful Accounts, below.

   GENERATING RESOURCES

         Water Supply

         Drought conditions in the Four Corners region, combined with water usage in upper New Mexico, have resulted in decreasing water levels in the lake that indirectly supplies water to the San Juan and Four Corners generating stations. These drought conditions may affect the water supply of the plants if adequate moisture is not received in the watershed that supplies the area. TEP has a 50% ownership interest in each of San Juan Units 1 and 2 (322 MW capacity) and a 7% ownership interest in each of Four Corners Units 4 and 5 (110 MW capacity).

         The Operating Agents for the plants have negotiated supplemental water contracts with the U.S. Bureau of Reclamation and the Jicarilla Apache Nation for 2004 to assist the plants in meeting its water requirements in the event of a water shortage. Additionally, negotiations are underway for supplemental contracts for later years. The Operating Agents indicate that plant operations will not be materially affected in 2004. However, TEP cannot predict the ultimate outcome of the drought, or whether it will adversely affect the amount of power available from the San Juan and Four Corners generating stations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   TEP CASH FLOWS

      Six Months Ended June 30,                                            2004              2003
      ---------------------------------------------------------------- ----------------- -----------------
                                                                             -Millions of Dollars-
      Cash from Operations                                                $ 116              $ 63
         Capital Expenditures                                               (53)              (67)
         Debt Maturities                                                     (1)               (1)
         Retirement of Capital Lease Obligations                            (44)              (38)
      ---------------------------------------------------------------- ----------------- -----------------
      Net Cash Flows Available after Required Payments                    $  18              $(43)
      ================================================================ ================= =================

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

         Operating Activities

         In the first six months of 2004, net cash flows from operating activities increased by $53 million compared with the same period in 2003. The following factors contributed to the increase:

o a $46 million increase in cash receipts from retail and wholesale electric customers, net of fuel and purchased energy costs, due primarily to higher retail energy demand and lower fuel and purchased power costs;

o the return of a $17 million deposit related to TEP's second mortgage indenture; and

o a $5 million decrease in total interest paid due to lower interest rates on TEP's Credit Facility, which was refinanced in March 2004, and lower capital lease obligations outstanding; partially offset by:

- a $6 million increase in income taxes paid due to higher estimated taxable income for 2004;

- a $4 million increase in O&M costs due to costs related to the acquisition of UniSource Energy by Saguaro Utility Group L.P.; and

- a $4 million increase in wages paid due to higher incentive compensation.

         Investing Activities

         Net cash used for investing activities was $11 million lower in the first six months of 2004 compared with the same period in 2003, due primarily to a $15 million decline in capital expenditures, partially offset by a $4 million investment in Springerville Lease Debt. Lower capital expenditures at TEP are primarily the result of the timing of expected projects. We expect TEP's capital expenditures to be approximately $106 million in 2004.

         TEP has sought approvals for construction of a 345-kV transmission line that would extend from Tucson to Nogales, Arizona, and into northern Mexico. The ACC approved a route for the line in January 2002, but the U.S. Forest Service has since indicated its preference for an alternate route not approved by the ACC. As a result, the ACC has ordered TEP to re-open the state line siting process and to engage in discussions of potential alternatives to the line. Through June 30, 2004, approximately $9 million in engineering and environmental expenses have been capitalized related to this project. If the transmission line does not proceed and the regulators decline to provide for recovery of such costs through rates, these costs would be immediately expensed.

         Financing Activities

         Net cash used for financing activities was $18 million higher in the second quarter of 2004 compared with the same period in 2003. The following factors contributed to the increase:

o        a repayment of $20 million on borrowings under TEP's Revolving Credit
         Facility;

o $9 million paid in debt issue costs related to the refinancing of its Credit Agreement; and

o $5 million increase in scheduled payments for capital lease obligations; partially offset by:

- an increase in other cash inflows of $8 million related to interest received on the inter-company note to UniSource Energy and new customer deposits; and

-          a decrease of $8 million in dividends paid by TEP to UniSource
           Energy.

         TEP redeemed $27 million of 8.5% First Mortgage Bonds (due in 2009) on July 7, 2004. This transaction will result in annual pre-tax savings of $2 million.

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


         In January 2004, TEP borrowed $20 million under its revolving credit facility and repaid it within 30 days. At June 30, 2004, there were no outstanding borrowings under the revolving credit facility.

    CONTRACTUAL OBLIGATIONS

         There have been no significant changes in TEP's contractual obligations or other commercial commitments from those reported in our 2003 Annual Report on Form 10-K.

    DIVIDENDS ON COMMON STOCK

         TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of June 30, 2004, the required minimum net worth was $352 million. TEP's actual net worth at June 30, 2004, was $422 million. As of June 30, 2004, TEP was in compliance with the terms of the Credit Agreement.

         TEP paid a $7 million dividend in June 2004. UniSource Energy is the primary holder of TEP's common stock.

         The Citizens Settlement Agreement, as approved by the ACC, states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's common equity equals 40% of total capitalization (excluding capital lease obligations). As of June 30, 2004, TEP's common equity equaled 27% of total capitalization (excluding capital lease obligations).

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


                            UNISOURCE ENERGY SERVICES

RESULTS OF OPERATIONS
---------------------

         UES' net income for the second quarter of 2004 was less than $1 million. Similar to TEP's operations, we expect UNS Electric's operations to be seasonal in nature, with peak energy demand occurring in the summer months. We also expect operations at UNS Gas to vary with the seasons, with peak energy usage occurring in the winter months. In the first six months of 2004, UES' net income was $5 million.

         UNS Electric

         Second Quarter 2004 Results

         On June 30, 2004, UNS Electric had 83,376 retail customers, a 1% increase from March 31, 2004. The table below shows UNS Electric's kWh sales and revenues for the three months ended June 30, 2004.

                                                   Sales           Operating Revenue
-------------------------------------------------------------------------------------
Three Months Ended June 30,                         2004                        2004
-------------------------------------------------------------------------------------
                                       -Millions of kWh-       -Millions of Dollars-
Electric Retail Sales:
  Residential                                        140                         $15
  Commercial                                         159                          16
  Industrial                                          58                           4
  Other                                                1                           -
-------------------------------------------------------------------------------------
Total Electric Retail Sales                          358                         $35
=====================================================================================

         UNS Electric's utility gross margin (electric revenues less purchased energy expense) was $11 million in the second quarter of 2004. Purchased energy expense was $24 million in the second quarter of 2004. UNS Electric purchases all of its energy requirements under a fixed price contract with Pinnacle West Capital Corporation (PWCC), thus purchased energy expense is a function of kWh sales volumes. Other O&M expenses were $5 million for the period. UNS Electric's contribution to UES' net income was $2 million for the second quarter of 2004.

         Year-to-date June 30, 2004 Results

                                                   Sales            Operating Revenue
-------------------------------------------------------------------------------------
Six Months Ended June 30,                           2004                         2004
-------------------------------------------------------------------------------------
                                       -Millions of kWh-        -Millions of Dollars-
Electric Retail Sales:
  Residential                                        292                          $30
  Commercial                                         280                           29
  Industrial                                         101                            7
  Other                                                2                            -
-------------------------------------- ------------------ ------- -------------------
Total Electric Retail Sales                          675                          $66
====================================== ================== ======= ===================


         UNS Electric's utility gross margin (electric revenues less purchased energy expense) was $22 million for the first six months of 2004. Purchased energy expense was $44 million and other O&M expenses were $11 million, for the period. UNS Electric's contribution to UES' net income was $2 million for the first six months of 2004.

         UNS Gas

         Second Quarter 2004 Results

         On June 30, 2004, UNS Gas had 130,413 retail customers, a 1% increase from March 31, 2004. The table below shows UNS Gas' therm sales and revenues for the three months ended June 30, 2004.

                                                          Sales                Operating Revenue
--------------------------------------- ------------------------ ------- ------------------------
Three Months Ended June 30,                                2004                             2004
--------------------------------------- ------------------------ ------- ------------------------
                                           -Millions of therms-            -Millions of Dollars-
Retail Therm Sales:
  Residential                                                 8                              $11
  Commercial                                                  4                                4
  Industrial                                                  1                                1
  Public Authority                                            1                                1
--------------------------------------- ------------------------ ------- ------------------------
Total Retail Therm Sales                                     14                               17
Transport                                                     -                                1
Negotiated Sales Program (NSP)                                4                                2
--------------------------------------- ------------------------ ------- ------------------------
  Total Therm Sales                                          18                              $20
======================================= ======================== ======= ========================

         UNS Gas' utility gross margin (gas revenues less purchased energy expense) was $9 million in the second quarter of 2004. Purchased energy expense was $12 million in the first three months of 2004. UNS Gas purchases all of its gas requirements under a supply and management agreement with BP Energy Company, thus purchased energy expense is a function of therm sales volumes and the price of natural gas. Other O&M expenses were $7 million for the period. UNS Gas reported a net loss of $1 million for the second quarter of 2004. See Factors Affecting Results of Operations, Rates and Regulations, Purchased Gas Adjustor, below.

         Year-to-date June 30, 2004 Results

                                                          Sales                Operating Revenue
--------------------------------------- ------------------------ ------- ------------------------
Six Months Ended June 30,                                  2004                             2004
--------------------------------------- ------------------------ ------- ------------------------
                                           -Millions of therms-            -Millions of Dollars-
Retail Therm Sales:
  Residential                                                39                              $43
  Commercial                                                 15                               14
  Industrial                                                  2                                1
  Public Authority                                            4                                4
--------------------------------------- ------------------------ ------- ------------------------
Total Retail Therm Sales                                     60                               62
Transport                                                     -                                1
Negotiated Sales Program (NSP)                               11                                6
--------------------------------------- ------------------------ ------- ------------------------
  Total Therm Sales                                          71                              $69
======================================= ======================== ======= ========================

         UNS Gas' utility gross margin (gas revenues less purchased energy expense) was $29 million in the first six months of 2004. Purchased energy expense was $41 million and other O&M expenses were $15 million, for the period. UNS Gas' contribution to UES' net income was $3 million for the first six months of 2004.

FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

    COMPETITION

         As required by the ACC Decision approving UniSource Energy's acquisition of the Citizens Arizona gas and electric assets, on November 3, 2003, UNS Electric filed with the ACC an application for approval of a plan to open its service territories to retail competition by December 31, 2003. The plan addresses all aspects of implementation. It includes UNS Electric's unbundled distribution tariffs for both standard offer customers and customers that choose competitive retail access, as well as Direct Access and Settlement Fee schedules. UNS Electric direct access rates for both transmission and ancillary services will be based upon its FERC Open Access Transmission Tariff. The plan is subject to review and approval by the ACC. As a result of the court decisions concerning the ACC's Retail Electric Competition Rules, we are unable to predict when and how the ACC will address this plan. See, TEP - Factors Affecting Results of Operations, Competition, above.

    RATES AND REGULATION

         Purchased Gas Adjustor

         UNS Gas' retail rates include a Purchased Gas Adjustor (PGA) mechanism intended to address the volatility of natural gas prices and allows UNS Gas to recover its costs through a price adjuster. The difference between the actual cost of UNS Gas' gas supplies and transportation contracts and the base cost of gas approved by the ACC are deferred and recovered or repaid through the PGA mechanism. The PGA charge changes monthly based on an ACC approved mechanism that compares the twelve-month rolling average gas cost to the base cost of gas, subject to limitations on how much the price per therm may change in a twelve month period. When under or over recovery trigger points are met, UNS Gas may request a PGA surcharge or surcredit with the goal of collecting or returning the amount deferred from or to customers over a twelve month period.

         Purchased Power and Fuel Adjustor Clause

         UNS Electric's retail rates include a Purchased Power and Fuel Adjustor Clause (PPFAC), which allows for a separate surcharge or surcredit to the base rate for delivered purchased power and fuel to collect or return under or over recovery of costs.


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

         UNS Gas relies on the PGA mechanism included in its retail rates to recover its cost of natural gas. Since the price of natural gas continues to remain at historically high levels, UNS Gas' internal cash flows may not be sufficient in the short-term to fund all of its operating and capital expenditures. As a result, UNS Gas may need to borrow on a short-term basis during the winter heating season of 2004-2005.

         UNS Electric expects to generate sufficient internal cash flows to fund its operating activities and construction expenditures during 2004.


         Private Placement Notes

         On August 11, 2003, UNS Gas and UNS Electric issued a total of $160 million of aggregate principal amount of senior unsecured notes in a private placement.

         The note purchase agreements for both UNS Gas and UNS Electric contain certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth. Consolidated Net Worth, as defined by the note purchase agreements for both UNS Gas and UNS Electric, is approximately equal to the balance sheet line item, Common Stock Equity. The table below outlines the actual and required minimum net worth levels of UES, UNS Gas, and UNS Electric at June 30, 2004.

                        Required           Actual
     Company            Net Worth        Net Worth
------------------- ----------------- -----------------
                          -Millions of Dollars-

UES                       $50               $95
UNS Gas                    43                57
UNS Electric               26                39
------------------- ----------------- -----------------

   CONTRACTUAL OBLIGATIONS

         There have been no significant changes in UES' contractual obligations or other commercial commitments from those reported in our 2003 Annual Report on Form 10-K.

   DIVIDENDS ON COMMON STOCK

         The Citizens Settlement Agreement, as approved by the ACC, limits dividends payable by UNS Gas and UNS Electric to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. At June 30, 2004, the ratio of common equity to total capitalization for UNS Gas was 36% and for UNS Electric was 39%.

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


                        MILLENNIUM ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS

         Through affiliates, Millennium holds investments in unregulated energy and emerging technology companies. At June 30, 2004, Millennium's assets represented 5% of UniSource Energy's total assets. Millennium accounts for its investments under the consolidation method and the equity method. In some cases, Millennium is an investment's sole provider of funding. When this is the case, Millennium recognizes 100% of an investment's losses, because as sole provider of funds it bears all of the financial risk. To the extent an investment becomes profitable and Millennium has recognized losses in excess of its percentage ownership, Millennium will recognize 100% of an investment's net income until Millennium's recognized losses equal its ownership percentage of losses.

         Millennium's consolidated net loss was $3 million for the three months ended June 30, 2004 compared with a net loss of $4 million for the three months ended June 30, 2003. The $1 million decrease in net losses is primarily due to:

o a decrease in net losses of $2 million from development and manufacturing costs of Global Solar's photovoltaic products;

o income of less than $1 million related to a favorable overhead billing rate adjustment at MicroSat Systems, Inc. (MicroSat), which Millennium recorded in the second quarter of 2004, and decreased operating losses at MicroSat; partially offset by:

- a loss of $1 million, after tax, related to Millennium's investment in Haddington; and

- a net loss of less than $1 million, after tax, at Nations Energy Corporation (Nations Energy) due to the write-off of an investment.


         Millennium's consolidated net loss was $1 million for the six months ended June 30, 2004 compared with a net loss of $9 million for the six months ended June 30, 2003. The $8 million decrease in net losses is primarily due to:

o a decrease in net losses of $3 million from development and manufacturing costs of Global Solar's photovoltaic products;

o income of $2 million, after tax, related to Millennium's investment in Haddington;

o $1 million of after-tax income related to certain revenues at MicroSat, recorded in the first quarter of 2004 pursuant to a settlement of a cost share agreement under a U.S. government contract;

o income of less than $1 million related to a favorable overhead billing rate adjustment at MicroSat, which Millennium recorded in the second quarter of 2004, and decreased operating losses at MicroSat;

o decreased net losses of less than $1 million each from Other Millennium Investments, including POWERTRUSION International, Inc., Southwest Energy Solutions, Inc. and MEG;

o a decrease in net losses of less than $1 million due to no longer having investments in ITN Energy Systems, Inc. (ITN) and TruePricing Inc.;

o partially offset by a net loss of less than $1 million, after tax, at Nations Energy due to the write-off of an investment.

         The table below provides a breakdown of the net income and losses recorded by Millennium. These results exclude sales and related costs to TEP.

                                                                                   Three Months Ended         Six Months Ended
                                                                                         June 30,                 June 30,
                                                                                    2004         2003         2004         2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              -Millions of Dollars-
 Technology  Investments
     Global Solar and IPS
        Research and Development Contract Revenues from Third Parties            $     0.1    $     0.7    $     0.3    $     1.0
        Other Revenues from Third Parties                                              0.5          0.3          1.4          0.4
        Research and Development Contract Expenses and Losses                         (0.7)        (1.2)        (1.6)        (2.6)
        Research and Development - Internal Development Expenses                      (0.3)        (0.7)        (0.6)        (1.1)
        Depreciation and Amortization Expense                                         (0.9)        (0.9)        (1.7)        (1.6)
        Administrative and Other Costs                                                (1.8)        (4.0)        (3.3)        (6.2)
        Income Tax Benefits                                                            1.2          2.3          2.2          4.0
------------------------------------------------------------------------------------------------------------------------------------
     Global Solar and IPS Net Loss                                                    (1.9)        (3.5)        (3.3)        (6.1)
     MicroSat Net Income (Loss)                                                        0.5         (0.4)         1.4         (0.7)
     ITN Net Income (Loss)                                                               -          0.1            -         (0.3)
------------------------------------------------------------------------------------------------------------------------------------
 Total Technology Investments Net Loss                                                (1.4)        (3.8)        (1.9)        (7.1)
     Other Millennium Investments Net Income (Loss)                                   (1.9)        (0.6)         0.7         (2.3)
------------------------------------------------------------------------------------------------------------------------------------
 Total Millennium Net Loss                                                       $    (3.3)   $    (4.4)   $    (1.2)   $    (9.4)
====================================================================================================================================

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

         Technology Investments

         During the first six months of 2004, Millennium made no contributions to Global Solar. However, UniSource Energy provided $4 million to Global Solar under a tax sharing agreement. Millennium has no remaining funding commitments to Global Solar, other than the tax sharing agreement with UniSource Energy.

         Millennium's debt commitment to IPS was $0.5 million at December 31, 2003, which Millennium funded during the first quarter of 2004. Dow Corning Enterprises, Inc. (DCEI) made no additional contributions to IPS during the same time period. In April 2004, Millennium and DCEI committed to loan up to an additional $1 million each to IPS, and each funded $0.5 million of the commitment at that time. DCEI funded its remaining $0.5 million commitment during the second quarter of 2004, while Millennium funded its remaining $0.5 million commitment in July 2004. Millennium has no further funding commitments to IPS. Pursuant to the terms of the amended promissory notes with IPS, Millennium and DCEI have the right to convert at any time the outstanding debt amounts to equity ownership. DCEI holds warrants to purchase additional preferred shares of IPS that if exercised, could result in Millennium's ownership of IPS being reduced to as low as 59%.

         Millennium and DCEI are continuing to evaluate the ongoing viability of IPS. In the event the operations of IPS are discontinued, we would recognize a loss of approximately $4 million.

         Millennium made no contributions to MicroSat during the first six months of 2004 and has no further funding commitments to MicroSat.

         As technology developers, these entities face many challenges, such as developing technologies that can be manufactured on an economic scale, technological obsolescence, competitors and possible reductions in government spending to advance technological research and development activities.

         Other Millennium Investments

         Millennium committed $15 million in capital, excluding fees, to Haddington, a limited partnership which funds energy-related investments. A member of the UniSource Energy Board of Directors has an investment in Haddington and is a managing director of the general partner of the limited partnership. At June 30, 2004, Millennium had funded $9 million of this commitment, $0.2 million of which was funded during the first six months of 2004. Millennium expects the balance to be funded over the next three years. In March 2004, Haddington sold one of its investments and recognized the related gain as income. In April 2004, Millennium received a $7 million distribution from Haddington related to the sale. In June 2004, Haddington wrote off another of its investments and recognized the related loss. Millennium's share of the loss was $2 million, before tax. Millennium recorded its share of Haddington's income and loss during the first six months of 2004, which includes Haddington's gains and losses on investments.

         Millennium committed $6 million, including fees, to Valley Ventures III, LP (Valley Ventures), a venture capital fund that invests in information technology, microelectronics and biotechnology, primarily within the southwestern U.S. Another member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. As of June 30, 2004, Millennium had funded $2 million of this commitment, $0.6 million of which was funded during the first six months of 2004. Millennium expects the balance to be funded by the end of 2007.

         Nations Energy is wholly owned by Millennium. Through subsidiaries, Nations Energy has a 32% interest in a 43 MW power plant in Panama. Although Nations Energy still intends to sell its interest in this plant, the $0.8 million book value of the investment was written off in June 2004 because attempts to sell the asset to date have been unsuccessful.

         Millennium Commitments

         Millennium's funding levels and share ownership in its investments are subject to change in the future. Millennium's outstanding equity commitments are currently limited to $6 million to Haddington and $4 million to Valley Ventures. Millennium has no remaining debt commitments after the $0.5 million payment to IPS in July 2004. Millennium may commit to provide additional funding to its investments in the future.

         Global Solar had commitments totaling $1 million at June 30, 2004 and December 31, 2003 to incur future expenses relating to government contracts.

   DIVIDENDS ON COMMON STOCK

         Millennium did not pay any dividends to UniSource Energy in 2003 or the first six months of 2004.

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

      IMPLICATIONS OF DISCONTINUING APPLICATION OF FAS 71

         TEP

         Upon approval by the ACC of the TEP Settlement Agreement in November 1999, TEP discontinued application of FAS 71 for its generation operations. TEP continues to apply FAS 71 to its regulated operations, which include the transmission and distribution portions of its business.

         TEP's regulatory assets, net of regulatory liabilities, totaled $259 million at June 30, 2004. Regulatory assets of $22 million are not presently included in rate base and consequently are not earning a return on investment.

         TEP regularly assesses whether it can continue to apply FAS 71 to its regulated operations. If TEP stopped applying FAS 71 to these operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at June 30, 2004, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of $157 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

         UES

         UES' regulatory liabilities, net of regulatory assets, totaled $5 million at June 30, 2004. If UES stopped applying FAS 71 to its regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory liability balances, net of regulatory assets, at June 30, 2004, if UES had stopped applying FAS 71 to its regulated operations, it would have recorded an extraordinary after-tax gain of $3 million. UES' cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

    ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

         TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. TEP also has certain environmental obligations at the San Juan Generating Station. TEP has estimated that its share of these obligations will be approximately $38 million at the date of retirement. As of June 30, 2004 and December 31, 2003, TEP had accrued $1 million for the decommissioning of its generating facilities. This amount is recorded as an accrued asset retirement obligation on the UniSource Energy and TEP balance sheets.

         TEP has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. A final retirement occurs when an entire transmission or distribution line is permanently removed from service. Interim retirements occur as components of the system are replaced. As a result, TEP is not recognizing the costs of final removal of the transmission and distribution lines in the financial statements. As of June 30, 2004 and December 31, 2003, TEP had accrued $64 million and $60 million for the net cost of removal for the interim retirements from its transmission, distribution and general plant. The amount is shown as a regulatory liability.

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

         UES, MILLENNIUM AND UED

         UES has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. UES operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. A final retirement occurs when an entire transmission or distribution line is permanently removed from service. Interim retirements occur as components of the system are replaced. As a result, UES is not recognizing the cost of final removal of the transmission and distribution lines in the financial statements. As of June 30, 2004 and December 31, 2003, UES had accrued $1 million for the net cost of removal for interim retirements from its transmission, distribution and general plant. The amount is shown as a regulatory liability.

         Millennium and UED have no asset retirement obligations.

    TEP - PAYMENT DEFAULTS AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

         We record an allowance for doubtful accounts when we determine that an account receivable will not be collected. As a result of payment defaults made by market participants in California, TEP's collection shortfall from the CPX and CISO was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. Based upon a FERC order in March 2003 (as reaffirmed by the FERC on October 16, 2003), TEP estimated that it would receive approximately $6 million of its $16 million receivable. In May 2004, the FERC issued two separate orders addressing numerous issues in the refund calculation and addressing the fuel cost allowance calculation (an offset to the refund obligation). Based on these new orders, TEP increased its reserve for sales to the CPX and the CISO by $3 million in the second quarter of 2004 by recording a reduction of wholesale revenue. The amount that TEP ultimately collects would have an impact on earnings if the amount received is more or less than the $3 million TEP has on its balance sheet. If TEP collects all of the $16 million, pre-tax income will increase by $13 million. If TEP does not collect any of the $16 million, pre-tax income will decrease by $3 million. In addition, TEP has cash collateral of approximately $1 million on deposit in an escrow account with the CPX, which is currently unavailable to TEP due to the CPX's bankruptcy stay.

         TEP's reserve for electric wholesale accounts receivable on its balance sheet was approximately $13 million at June 30, 2004 and $10 million at December 31, 2003.

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

         The pension liability and future pension expense both increase as the discount rate is reduced. A decrease in the discount rate results in an increase in the projected benefit obligation (PBO) and the service cost component of pension expense. Additionally, the recognized actuarial loss is significantly impacted by a reduction in the discount rate. Since the PBO increases with the decrease in discount rate, the obligation is that much larger than would normally occur due to normal growth of the plan. This leads to an actuarial loss (or a greater actuarial loss than would occur in the absence of the discount rate change), which is amortized over future periods leading to a greater expense. The resulting change in the interest cost component of pension expense is dependent on the effect that the change in the discount rate has on the PBO and will vary based on employee demographics. The effect of the lower rate used to calculate the interest cost is offset to some degree by a larger obligation. The relative magnitude of these two changes determines whether interest cost will increase or decrease. For TEP's pension plans, a 25 basis point decrease in the discount rate would increase the accumulated benefit obligation (ABO) by approximately $5 million and the related plan expense for 2004 by approximately $1 million. A similar increase in the discount rate would decrease the ABO by approximately $4 million and the related plan expense for 2004 by approximately $1 million. For TEP's other postretirement benefits plan, a 25 basis point change in the discount rate would increase or decrease the accumulated postretirement benefit obligation (APBO) by approximately $2 million. A 25 basis point change in the discount rate would not have a significant impact on the related plan expense for 2004.

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

         TEP has a natural gas supply agreement under which it purchases all of its gas requirements at spot market prices from Southwest Gas Corporation (SWG). TEP also has agreements to purchase power that are priced using spot market gas prices. These contracts meet the definition of normal purchases and are not required to be marked to market. During the first six months of 2004, in an effort to minimize price risk on these purchases, TEP entered into commodity price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices. The spot market price in the swap agreements is tied to the same index as the purchases under the SWG and purchased power contracts. These swap agreements, which will expire during the summer months of 2004 through 2006, were entered into with the goal of locking in fixed prices on at least 45% and not more than 80% of TEP's expected summer monthly gas risk prior to entering into the month. The swap agreements are marked to market on a monthly basis; however, since the agreements satisfy the requirements for cash flow hedge accounting, the unrealized gains and losses are recorded in Other Comprehensive Income, a component of Common Stock Equity, rather than being reflected in the income statement. As the gains and losses on these cash flow hedges are realized, a reclassification adjustment is recorded in Other Comprehensive Income for realized gains and losses that are included in net income.

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

o TEP's net realized gains and losses on commodity price swaps are reclassified out of Other Comprehensive Income into Fuel expense; and

o MEG's net unrealized and realized gains and losses on trading activities are components of Other Operating Revenues. Although MEG's realized gains and losses on trading activities are reported net on UniSource Energy's income statement, the related cash receipts and cash payments are reported separately on UniSource Energy's statement of cash flows.

         The net pre-tax unrealized gains and losses from TEP's forward contracts were less than $1 million for each of the three-month periods ended June 30, 2004 and 2003 and less than $1 million for each of the six-month periods ended June 30, 2004 and 2003. The net pre-tax realized and unrealized gains and losses from MEG's trading activities were also less than $1 million for each of the three-month periods ended June 30, 2004 and 2003 and less than $1 million for each of the six-month periods ended June 30, 2004 and 2003. The net pre-tax unrealized gains and losses from TEP's commodity swap agreements recorded as cash flow hedges and included in Other Comprehensive Income were $2 million as of June 30, 2004. The net pre-tax realized gains and losses from TEP's commodity swap agreements that were reclassified out of Other Comprehensive Income were less than $1 million for each of the three and six month periods ended June 30, 2004. TEP had no material cash flow hedges at December 31, 2003.

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

         TEP's derivative assets and liabilities are reported in Other Current Assets and Other Current Liabilities on TEP and UniSource Energy's balance sheets. The fair value of TEP's derivative assets was $2 million at June 30, 2004 and the fair value of TEP's derivative liabilities was less than $1 million at December 31, 2003. MEG's trading assets and liabilities are reported in Trading Assets and Trading Liabilities on UniSource Energy's balance sheet. The fair value of MEG's trading assets, including its Emissions Allowance inventory, was $63 million at June 30, 2004 and $22 million at December 31, 2003. The fair value of MEG's trading liabilities was $60 million at June 30, 2004 and $19 million at December 31, 2003.

         Beginning January 1, 2004, the settlement of forward purchase and sales contracts that do not result in physical delivery are recorded net as a component of Electric Wholesale Sales in TEP's income statement. For the three months ended June 30, 2004, less than $1 million in sales were netted against less than $1 million in purchases, resulting in a small net gain. For the six months ended June 30, 2004, $2 million in sales were netted against $2 million in purchases, resulting in a small net gain.

         See Market Risks - Commodity Price Risk in Item 3.

    PLANT ASSET DEPRECIABLE LIVES - TEP AND UES

         We calculate depreciation expense based on our estimate of the useful lives of our plant assets. The estimated useful lives, and resulting depreciation rates used to calculate depreciation expense for the transmission and distribution businesses of both UES and TEP have been approved by the ACC in prior rate decisions. Depreciation rates for transmission and distribution cannot be changed without ACC approval. We are currently reviewing the estimated useful lives of all our assets due to a variety of factors including the construction of Springerville Unit 3 and the related environmental upgrades being made to Springerville Unit 2, new information received from the operators of the remote generating stations, and information received in connection with an analysis of FAS 143 retirement obligations.

         The estimated remaining useful lives of TEP's generating facilities are based on management's best estimate of the economic life of the units. These estimates are based on engineering estimates, economic analysis, and statistical analysis of TEP's past experience in maintaining the stations. For the first six months of 2004, depreciation expense related to generation assets was $19 million, and our generation assets are currently depreciated over periods ranging from 23 to 70 years from the original in-service dates.

         During the first quarter of 2004, the Company engaged an independent third party to review the economic estimated useful lives of TEP's owned generating assets in Springerville, Arizona. The Company then hired a different independent third party to perform a depreciation study for the generation assets owned by TEP, taking into consideration the newly determined economic useful life for the Springerville assets, and changes in generation plant life information used by the operators and other participants of the joint power plants in which TEP participates. As a result of these analyses, TEP will lengthen the useful lives of various generation assets for periods ranging from 11 to 22 years, beginning in July 2004. The expected annual impact of these changes in depreciation rates is a reduction in depreciation expense of $8 million, or $4 million during the remaining six months of calendar year 2004. A study is currently underway by the operating agent of the San Juan Generating Station to determine whether San Juan's economic useful life has changed from previous estimates. If the economic life of San Juan is extended by twenty years, TEP's annual depreciation expense would decrease by an additional $6 million.

    CHANGE IN UNBILLED REVENUE ESTIMATION METHODOLOGY - TEP

         TEP's and UES' retail revenues include an estimate of MWhs/therms delivered but unbilled at the end of each period. Unbilled revenues are dependent upon a number of factors that require management's judgement including estimates of retail sales and customer usage patterns. The unbilled revenue is estimated by comparing the actual MWhs/therms delivered to the MWhs/therms billed to TEP and UES retail customers. The excess of MWhs/therms delivered over MWhs/therms billed is then allocated to the retail customer classes based on estimated usage by each customer class. TEP and UES then record revenue for each customer class based on the various bill rates for each customer class. Due to the seasonal fluctuations of TEP's actual load, the unbilled revenue amount increases during the spring months and decreases during the fall months. The unbilled revenue amount for UES gas sales increases during the fall and winter months and decreases during the spring and summer months, whereas, the unbilled revenue amount for UES electric sales increases during the spring and summer months and decreases during the fall and winter months.

         During the second quarter of 2004, we determined that the kWh information used to estimate kWhs delivered to customers was generally understated. Additionally, we determined that TEP's then existing method of pricing computed unbilled kWh sales quantities among customer classes was weighting usage by lower-priced customers too heavily and weighting usage by higher-priced customers too lightly. For TEP, the price paid by customers varies from a low of 3.7 cents per kWh for interruptable industrial load to a high of 13 cents per kWh for small commercial customers, so that allocations among customer classes are a significant element of unbilled revenues. Effective with the second quarter of 2004, we changed the estimation methodology used to quantify unbilled kWh sales and price the computed unbilled kWh sales quantities to more accurately reflect actual usage and restated prior periods.

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

         At June 30, 2004 and December 31, 2003, UniSource Energy and the Millennium entities had a valuation allowance of $10 million and $9 million, respectively relating to net operating losses generated by the Millennium entities. In the future, if UniSource Energy and the Millennium entities determine that all or a portion of the losses may be used on tax returns, then UniSource Energy and the Millennium entities would reduce the valuation allowance and recognize a tax benefit of up to $10 million. The primary factor that could cause the Millennium entities to recognize a tax benefit would be a change in expected future taxable income. The remaining $1 million valuation allowance relates to investment tax credit carryforwards at TEP, which may not be able to be used on tax returns prior to their expiration.

         In the future, if UniSource Energy and TEP determine that it is probable that TEP will not be able to use all or a portion of its net operating loss and and more of its investment tax credit carryforward amounts, then UniSource Energy and TEP would record additional valuation allowance and recognize tax expense. Factors that could cause TEP to record a valuation allowance would be a change in expected future taxable income or a change in tax filing status due to the proposed acquisition. See Outlook and Strategies - Agreement and Plan of Merger, above.

NEW ACCOUNTING PRONOUNCEMENTS

         The FASB recently issued the following Statements of Financial Accounting Standards (FAS) and FASB Interpretations (FIN):

o FIN 46, Consolidation of Variable Interest Entities, was issued in January 2003, and was subsequently revised in December 2003 (FIN 46R). The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprises should consolidate the variable interest entity (primary beneficiary). FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosures. For public companies, the revised FIN 46R is effective for financial periods ending after March 15, 2004. The adoption of FIN 46R did not have a significant impact on our financial statements.

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

         FASB Staff Position No. FAS 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, provides guidance related to accounting for the federal subsidy available to employers providing retirees with prescription drug benefits that are at least actuarially equivalent to Medicare Part D. For public companies, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation. Prescription drug benefits are available to a limited number of UniSource Energy retirees who are Medicare eligible. However, the Accumulated Projected Benefit Obligation or net periodic postretirement benefit cost do not reflect any amount associated with the subsidy because at this time we are unable to determine whether this drug coverage is comparable (actuarial equivalent) or more generous than Medicare Part D. The effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 will be incorporated in our next measurement of plan asset and obligations. The adoption of FSP 106-2 is not expected to have a significant impact on our postretirement benefit costs or cash flows.

         In August 2003, the Emerging Issues Task Force (EITF) published Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not "Held for Trading Purposes" as Defined in EITF Issue No. 02-3 (EITF 03-11). EITF 03-11 discusses whether realized gains and losses should be shown gross or net in the income statement for contracts that are not held for trading purposes, as defined in EITF 02-3, but are derivatives subject to FAS 133. Determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances with respect to the various activities of the entity. Retroactive application of EITF 03-11 is not required. Beginning January 1, 2004, the realized gains and losses on derivative instruments that are not held for trading purposes but are eventually net settled are shown net in the income statement. The impact of adopting EITF 03-11 was immaterial as of June 30, 2004.


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

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


         Risk Management Committee

         We have a Risk Management Committee responsible for the oversight of commodity price risk and credit risk related to the wholesale energy marketing activities of TEP, the emissions and coal trading activities of MEG, and the energy procurement activities at TEP and UES. Our Risk Management Committee consists of officers from the finance, accounting, legal, wholesale marketing, and the generation operations departments of UniSource Energy. To limit TEP's, UES' and MEG's exposure to commodity price risk, the Risk Management Committee sets trading and hedging policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP's, UES' and MEG's exposure to credit risk, the Risk Management Committee reviews counterparty credit exposure, as well as credit policies and limits on a quarterly basis and as needed.


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

         The majority of TEP's forward contracts are considered to be "normal purchases and sales" of energy and are not considered to be derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). TEP records revenues on its "normal sales" and expenses on its "normal purchases" in the period in which the energy is delivered. From time to time, however, TEP enters into forward contracts that meet the definition of a derivative under FAS 133. When TEP has derivative forward contracts, it marks them to market using actively quoted prices obtained from brokers for the appropriate energy product. TEP believes that these broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of TEP's positions. The net pre-tax unrealized gains and losses from TEP's forward electricity contracts were less than $1 million for each of the three month periods ended June 30, 2004 and 2003. This demonstrates the limited derivative forward contract activity conducted by TEP and the limited impact on TEP's operating results and financial condition.

         TEP has two purchased power agreements for the period 2003 through 2006. During the second quarter of 2004, TEP purchased approximately 32,000 MWh under these contracts; energy purchased under these agreements is adjusted for changes in the price of natural gas. In the first six months of 2004, approximately 34,700 MWh were purchased under these contracts.

         TEP is also subject to commodity price risk from changes in the price of natural gas. TEP typically uses generation from its facilities fueled by natural gas to meet the summer peak demands of its retail customers and to meet local reliability needs. Due to its increasing seasonal gas usage, TEP hedges a portion of its natural gas purchases with fixed price contracts for a maximum of three years, and purchases its remaining gas needs in the spot and short-term markets through its supplier Southwest Gas Corporation (SWG). The net pre-tax unrealized gains and losses from TEP's commodity swap agreements recorded as cash flow hedges and included in Other Comprehensive Income were $2 million as of June 30, 2004. The net pre-tax realized gains and losses from TEP's commodity swap agreements that were reclassified out of Other Comprehensive Income were less than $1 million for each of the three and six months periods ended June 30, 2004.

         In the first six months of 2004, the average price of natural gas was $5.21 per MMBtu compared with $5.35 per MMBtu in the same period last year. Natural gas prices remained high throughout 2003 and into 2004 with continued demand, storage and production concerns. The increase in the regional supply of gas-generated energy and the completion of a 500-kV transmission connection, however, allowed TEP to decrease use of its less efficient gas generation units in favor of more economical purchases of energy in the wholesale market. TEP's generation output fueled by natural gas was approximately 110,000 MWh, or 2% of total generation in the first six months of 2004, compared with approximately 194,000 MWh, or 4% of total generation in same period of 2003.

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

         UNS Electric is not exposed to commodity price risk for its purchase of electricity as it has a fixed price full-requirements supply agreement with PWCC through May 2008. UNS Electric's retail rates include a PPFAC surcharge, which allows for recovery of costs associated with the current full-requirements power supply agreement with PWCC.

         MEG

         During the fourth quarter of 2001, MEG began managing and trading Emission Allowances, coal and related instruments. We manage the market risk of this line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a 33% change in price or volatility. We closely monitor MEG's trading activities, which include swap agreements, options and forward contracts, using risk management policies and procedures overseen by the Risk Management Committee. MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2007. As of June 30, 2004 and December 31, 2003, the fair value of MEG's trading assets combined with Emission Allowances it holds in escrow was $63 million and $22 million, respectively. The fair value of MEG's trading liabilities was $60 million at June 30, 2004 and $19 million at December 31, 2003. The significant increase in the fair value of MEG's trading assets and liabilities at June 30, 2004 compared with December 31, 2003 is the result of an increase in the value of SO2 allowances from $216 per allowance to $420 per allowance. During the first six months of 2004, MEG reflected a $2 million unrealized gain and a $2 million realized loss on its income statement, compared with an unrealized gain of $2 million and a realized loss of $2 million in the first six months of 2003.

                                                          Unrealized Gain (Loss) of MEG's Trading Activities
                                                                        - Millions of Dollars -
                                             ------------------------------------------------------------------------------
         Source of Fair Value                    Maturity           Maturity         Maturity over      Total Unrealized
         At June 30, 2004                       0 - 6 mos.        6 - 12 mos.            1 yr.             Gain (Loss)
         ------------------------------------------------------------------------------------------------------------------
         Prices actively quoted                     $ (9)             $    -               $   -                $ (9)
         Prices based on models and other
            valuation methods                          7                   3                   2                  12
         ------------------------------------------------------------------------------------------------------------------
         Total                                      $ (2)              $   3               $   2                $  3
         ==================================================================================================================

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

         We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of June 30, 2004, TEP's total credit exposure related to its wholesale marketing activities (excluding defaulted amounts owed by the CPX and the CISO, was approximately $4 million and MEG's total credit exposure related to its trading activities was $27 million. TEP and MEG's credit exposure is diversified across approximately 23 counterparties. Approximately $6 million of TEP's exposure is to non-investment grade companies.

      UniSource Energy is also exposed to credit risk related to the sale of assets owned by Nations Energy Corporation (Nations Energy). In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherlands Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao) a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million receivable from Mirant Curacao. The receivable was recorded at its net present value of $8 million using an 8% discount rate, the discount being recognized as interest income over the five-year life of the receivable. As of June 30, 2004, Nations Energy's receivable from Mirant Curacao is approximately $8 million. The receivable is primarily included in Investments and Other Property - Other on UniSource Energy's balance sheet. The first payment of $2 million on the receivable was received on June 30, 2004. The remaining payments are expected as follows: $4 million in July 2005 and $5 million in July 2006.

         The receivable is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. On July 14, 2003, Mirant, Mirant Americas, Inc. and various other Mirant companies filed for Chapter 11 bankruptcy protection. Mirant Curacao was not included in the Chapter 11 filings. Based on a review of the projected cash flows for the power project, it appears Mirant Curacao will have sufficient future cash flows to pay the remaining receivable and any applicable interest. However, Nations Energy cannot predict the ultimate outcome that Mirant's bankruptcy will have on the collectibility of the receivable from Mirant Curacao. Nations Energy will continue to evaluate the collectibility of the receivable, but currently expects to collect the receivable in its entirety and has not recorded any reserve for this receivable.

ITEM 4. - CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

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

         During the second quarter of 2004, we determined that we had a material weakness in internal control over TEP's existing methodology of estimating unbilled revenues. As a result, we restated the 2003 financial statements included in this Form 10-K.

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

         Also during the second quarter of 2004, we engaged an independent consulting firm to test various aspects of our general information technology controls primarily in the area of network access controls. The consultant made several recommendations, which we implemented by the end of July 2004. While we are aware of no impacts to date on our financial reporting from not having had these controls in place before, we believe these improvements to controls will enhance data integrity controls subsequent to the date of our evaluation.


PART II - OTHER INFORMATION


ITEM 1. -  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


         On June 7, 2004, the City of Tacoma, Washington filed a lawsuit (City of Tacoma v. American Electric Power Service Corporation, et al. (U.S. District Ct. W. D. Wash.)) against TEP and various other electricity generators and marketers alleging that the defendants violated antitrust laws by colluding to effect the price of electricity in the Pacific Northwest from May 2000 through 2001. These claims are similar to those alleged in the antitrust cases against TEP and other wholesale electricity market participants described in Item 3. Legal Proceedings, Cross-Complaints in Wholesale Electricity Antitrust Cases I and II, of our 2003 Annual Report on Form 10-K (the Wholesale Electricity Antitrust Cases). TEP and the other defendants have filed a petition to have the case transferred to the United States District Court for the Southern District of California and consolidated with the Wholesale Electricity Antitrust Cases. TEP believes these claims are without merit and intends to vigorously contest them.

         We discuss other legal proceedings in Note 9 of Notes to Condensed Consolidated Financial Statements.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         UniSource Energy conducted its annual meeting of shareholders on May 7, 2004. At that meeting, the shareholders of UniSource Energy elected members of the Board of Directors.


         The total votes were as follows:

             Nominee                        For              Withheld
----------------------------------- -------------------- -----------------
    Lawrence J. Aldrich                  28,340,551           348,677
    Larry W. Bickle                      28,334,757           354,471
    Elizabeth T. Bilby                   27,729,406           959,822
    Harold W. Burlingame                 28,338,921           350,307
    John L. Carter                       28,263,410           425,818
    Robert A. Elliott                    27,893,563           795,665
    Kenneth Handy                        27,896,910           792,318
    Warren Y. Jobe                       27,738,751           950,477
    James S. Pignatelli                  28,321,330           367,898
----------------------------------- -------------------- -----------------

         ITEM 5. - OTHER INFORMATION
--------------------------------------------------------------------------------


ADDITIONAL FINANCIAL DATA

         The following table reflects the ratio of earnings to fixed charges for
TEP:

                                                             6 Months Ended             12 Months Ended
                                                                                           (Restated) (1)
                                                      ----------------------------  -----------------------
                                                                June 30,                    June 30,
                                                                  2004                        2004

       Ratio of Earnings to Fixed Charges                         1.46                        1.67

(1) See Note 1 of Notes to Condensed Consolidated Financial Statements

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


Adjusted EBITDA and Net Cash Flows from Operating Activities

                                                                       UniSource Energy
                                                    -------------------------------------------------------
                                                         Three Months Ended          Six Months Ended
                                                              June 30,                   June 30,
                                                                       2003                       2003
                                                        2004       (Restated)(1)     2004     (Restated)(1)
-----------------------------------------------------------------------------------------------------------
                                                                     -Millions of Dollars -

Adjusted EBITDA                                        $     115     $       94     $     216    $    145

Net Cash Flows from Operations                         $      96     $       34     $     138    $     44
-----------------------------------------------------------------------------------------------------------




                                                                             TEP
                                                    -------------------------------------------------------
                                                         Three Months Ended          Six Months Ended
                                                              June 30,                   June 30,
                                                                       2003                       2003
                                                        2004       (Restated)(1)     2004     (Restated)(1)
-----------------------------------------------------------------------------------------------------------
                                                                     -Millions of Dollars -
Adjusted EBITDA                                        $     115     $      104     $     199    $    166

Net Cash Flows from Operations                         $      82     $       42     $     116    $     63
-----------------------------------------------------------------------------------------------------------

(1)      See Note 1 of Notes to Condensed Consolidated Financial Statements


Reconciliation of Adjusted EBITDA to Cash Flows from Operations

                                                                       UniSource Energy
                                                    -------------------------------------------------------
                                                         Three Months Ended          Six Months Ended
                                                              June 30,                   June 30,
                                                                        2003                     2003
                                                         2004      (Restated)(1)     2004     (Restated)(1)
-----------------------------------------------------------------------------------------------------------
                                                                     -Millions of Dollars -

Adjusted EBITDA (2)                                    $      115     $       94    $     216     $   145
Net Cash Flows from Operations
     Less: Income Taxes                                        12              6           18          (3)
     Less: Total Interest Expense                              40             40           83          80
Changes in Assets and Liabilities and
  Other Non-Cash Items                                         33            (14)          23         (24)
-----------------------------------------------------------------------------------------------------------
Net Cash Flows from Operating Activities               $       96     $       34    $     138     $    44
-----------------------------------------------------------------------------------------------------------

(1)      See Note 1 of Notes to Condensed Consolidated Financial Statements

                                                                             TEP
                                                    -------------------------------------------------------
                                                         Three Months Ended          Six Months Ended
                                                              June 30,                   June 30,
                                                                        2003                      2003
                                                         2004      (Restated)(1)     2004     (Restated)(1)
-----------------------------------------------------------------------------------------------------------
                                                                     -Millions of Dollars -

Adjusted EBITDA (2)                                    $      115     $      104    $     199     $   166
Net Cash Flows from Operations
     Less: Income Taxes                                        15             10           17           6
     Less: Total Interest Expense                              37             40           77          80
Changes in Assets and Liabilities and
  Other Non-Cash Items                                         19            (12)          11         (17)
-----------------------------------------------------------------------------------------------------------
Net Cash Flows from Operating Activities               $       82     $       42    $     116     $    63
-----------------------------------------------------------------------------------------------------------

(1)      See Note 1 of Notes to Condensed Consolidated Financial Statements

              (2) Adjusted EBITDA was calculated as follows:

                                                                                         UniSource Energy
                                                                        ----------------------------------------------------
                                                                            Three Months Ended        Six Months Ended
                                                                                 June 30,                 June 30,
                                                                                         2003                      2003
                                                                            2004      (Restated)(1)     2004     (Restated)(1)
----------------------------------------------------------------------------------------------------------------------------
                                                                                      -Millions of Dollars -

Net Income                                                                 $     13     $       7    $     19    $     59
Amounts from the Income Statements:
    Less: Cumulative Effect of Accounting Change                                  -             -           -          67
    Plus: Income Taxes                                                           12             6          18          (3)
    Plus: Total Interest Expense                                                 40            40          83          80
    Plus: Depreciation and Amortization                                          37            31          72          61
    Plus: Amortization of Transition Recovery Asset                              12             8          21          12
    Plus: Depreciation included in Fuel and Other O&M Expense*                    1             2           3           3
----------------------------------------------------------------------------------------------------------------------------
Adjusted EBITDA                                                            $    115     $      94    $    216    $    145
----------------------------------------------------------------------------------------------------------------------------

                                                                                                TEP
                                                                        ----------------------------------------------------
                                                                            Three Months Ended        Six Months Ended
                                                                                 June 30,                 June 30,
                                                                                         2003                       2003
                                                                            2004      (Restated)(1)     2004     (Restated)(1)
----------------------------------------------------------------------------------------------------------------------------
                                                                                      -Millions of Dollars -
Net Income                                                                 $     18     $      14    $     19    $     73
Amounts from the Income Statements:
    Less: Cumulative Effect of Accounting Change                                  -             -           -          67
    Plus: Income Taxes                                                           15            10          17           6
    Plus: Total Interest Expense                                                 37            40          77          80
    Plus: Depreciation and Amortization                                          32            30          62          59
    Plus: Amortization of Transition Recovery Asset                              12             8          21          12
    Plus: Depreciation included in Fuel and Other O&M Expense*                    1             2           3           3
----------------------------------------------------------------------------------------------------------------------------
Adjusted EBITDA                                                            $    115     $     104    $    199    $    166
----------------------------------------------------------------------------------------------------------------------------

(1)      See Note 1 of Notes to Condensed Consolidated Financial Statements

*See Supplemental Cash Flow Information in Note 16 of Notes to the Consolidated Financial Statements.


Net Debt and Total Debt and Capital Lease Obligations - TEP


                                                         As of              As of
                                                        June 30,        December 31,
                                                          2004              2003
                                                    ------------------------------------
                                                          -Millions of Dollars-

Net Debt                                               $   1,731          $ 1,761

Total Debt and Capital Lease Obligations               $   1,906          $ 1,940

         Net Debt represents the current and non-current portions of TEP's long-term debt and capital lease obligations less investment in lease debt. We have subtracted investment in lease debt because it represents TEP's ownership of its own capital lease obligations. Net Debt measures presented may not be comparable to similarly titled measures used by other companies. Net Debt is not a measurement presented in accordance with GAAP and we do not intend Net Debt to represent debt as defined by GAAP. Net Debt should not be considered to be an alternative to debt or any other items calculated in accordance with GAAP.

Reconciliation of Total Debt and Capital Lease Obligations to Net Debt


                                                               As of          As of December
                                                              June 30,              31,
                                                               2004                2003
-----------------------------------------------------------------------------------------------

                                                                   -Millions of Dollars-
Long-Term Debt                                              $       1,125      $       1,126
Current Portion - Long-Term Debt                                        2                  2
-----------------------------------------------------------------------------------------------
Total Debt                                                          1,127              1,128
Capital Lease Obligations                                             725                762
Current Portion - Capital Lease Obligations                            54                 50
-----------------------------------------------------------------------------------------------
Total Debt and Capital Lease Obligations                            1,906              1,940
Investment in Lease Debt and Equity                                  (175)              (179)
-----------------------------------------------------------------------------------------------
Net Debt                                                    $       1,731      $       1,761
-----------------------------------------------------------------------------------------------

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


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) Exhibits.
--------------------------------------------------------------------------------

           See Exhibit Index.

(b) Reports on Form 8-K.

o UniSource Energy and TEP Form 8-K, dated June 1, 2004, furnished pursuant to Item 5 "Other Events," describing TEP's general rate case information filed with the ACC.

o UniSource Energy and TEP Form 8-K, dated August 5, 2004, furnished pursuant to Item 12 "Disclosure of Results of Operations and Financial Condition," announcing the delay of releasing

o UniSource Energy's financial results for the three- and six-months periods ended June 30, 2004, and the potential delay in filing UniSource Energy's and TEP's Form 10-Q for the quarterly period ended June 30, 2004.

o UniSource Energy and TEP Form 8-K, dated August 24, 2004, furnished pursuant to Item 2.02 "Disclosure of Results and Financial Condition," announcing the release of UniSource Energy and TEP's second quarter 2004 financial results.


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


                               UNISOURCE ENERGY CORPORATION
                                        (Registrant)


Date:  August 24, 2004         /s/      Kevin P. Larson
                               -------------------------------------
                                        Kevin P. Larson
                                        Vice President and Principal
                                        Financial Officer



                               TUCSON ELECTRIC POWER COMPANY
                                        (Registrant)


Date:  August 24, 2004         /s/      Kevin P. Larson
                               -------------------------------------
                                        Kevin P. Larson
                                        Vice President and Principal
                                        Financial Officer

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