Form 10-Q
period 2004-09-30
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2004-11-09
CIK 100122, 941138

- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2004

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For The Transition Period From __________ to __________.

Commission        Registrant; State of Incorporation;      IRS Employer
File Number       Address; and Telephone Number            Identification Number
- -----------       -----------------------------            ---------------------

1-13739           UNISOURCE ENERGY CORPORATION             86-0786732
                  (An Arizona Corporation)
                  One South Church Avenue, Suite 100
                  Tucson, AZ  85701
                  (520) 571-4000

1-5924            TUCSON ELECTRIC POWER COMPANY            86-0062700
                  (An Arizona Corporation)
                  One South Church Avenue, Suite 100
                  Tucson, AZ  85701
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

     At November 3, 2004, 34,273,859 shares of UniSource Energy Corporation's Common Stock, no par value (the only class of Common Stock), were outstanding.

     At November 3, 2004, 32,139,555 shares of Tucson Electric Power Company's common stock, no par value, were outstanding, of which 32,139,434 were held by UniSource Energy Corporation.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

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

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements
  UniSource Energy Corporation
    Comparative Condensed Consolidated Statements of Income....................2
    Comparative Condensed Consolidated Statements of Cash Flows................3
    Comparative Condensed Consolidated Balance Sheets..........................4
    Condensed Consolidated Statement of Changes in Stockholders' Equity........5
  Tucson Electric Power Company
    Comparative Condensed Consolidated Statements of Income....................6
    Comparative Condensed Consolidated Statements of Cash Flows................7
    Comparative Condensed Consolidated Balance Sheets..........................8
    Condensed Consolidated Statement of Changes in Stockholders' Equity........9
  Notes to Condensed Consolidated Financial Statements
  Note 1.  Nature of Operations, Basis of Accounting Presentation and
             Equity-Based Compensation........................................10
  Note 2.  Proposed Acquisition of UniSource Energy...........................14
  Note 3.  Regulatory Matters.................................................15
  Note 4.  TEP Credit Facility and Debt Redemption............................16
  Note 5.  Accounting Change:  Accounting for Asset Retirement Obligations....17
  Note 6.  Accounting for Derivative Instruments and Trading Activities.......17
  Note 7.  Business Segments..................................................19
  Note 8.  Millennium ........................................................21
  Note 9.  Commitments and Contingencies......................................23
  Note 10. TEP Wholesale Accounts Receivable and Allowances...................26
  Note 11. UniSource Energy Earnings per Share (EPS)..........................26
  Note 12. Employee Benefits Plans............................................27
  Note 13. Equity-Based Compensation Plans....................................28
  Note 14. Income and Other Taxes.............................................30
  Note 15. New Accounting Pronouncements......................................31
  Note 16. Supplemental Cash Flow Information.................................33
  Note 17. Review by Independent Registered Public Accounting Firm............34

Item 2. - Management's Discussion and Analysis of Financial Condition
            and Results of Operations
  Overview of Consolidated Business...........................................35
  UniSource Energy Consolidated
    Results of Operations.....................................................37

                                TABLE OF CONTENTS
                                   (concluded)


  Contribution by Business Segment............................................39
    Liquidity and Capital Resources...........................................40
  Tucson Electric Power Company
    Results of Operations.....................................................42
    Factors Affecting Results of Operations...................................47
    Liquidity and Capital Resources...........................................49
  UniSource Energy Services
    Results of Operations.....................................................52
    Factors Affecting Results of Operations...................................53
    Liquidity and Capital Resources...........................................54
  Millennium Energy Holdings, Inc.
    Results of Operations.....................................................55
    Liquidity and Capital Resources...........................................56
  Critical Accounting Policies................................................57
  New Accounting Pronouncements...............................................63
  Safe Harbor for Forward-Looking Statements..................................64

Item 3. - Quantitative and Qualitative Disclosures about Market Risk..........65

Item 4. - Controls and Procedures.............................................68

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings...................................................68
Item 5. - Other Information
  Additional Financial Data...................................................70
  Non-GAAP Measures...........................................................70
  SEC Reports Available on UniSource Energy's Website.........................73

Item 6. - Exhibits............................................................73

Signatures....................................................................74

Exhibit Index.................................................................75

                                   DEFINITIONS

The abbreviations and acronyms used in the 2004 Third Quarter 10-Q are defined below:
- --------------------------------------------------------------------------------

ACC............................  Arizona Corporation Commission.
ACC Holding Company Order......  The order approved by the ACC in November 1997 allowing TEP to form a holding company.
AHMSA..........................  Altos Hornos de Mexico, S.A. de C.V. AHMSA owns 50% of Sabinas.
AMT............................  Alternative Minimum Tax.
Capacity.......................  The ability to produce power; the most power a unit can produce or maximum that can be taken under a contract; measured in MWs.
CISO...........................  California Independent System Operator.
Citizens.......................  Citizens Communications Company.
Citizens Settlement Agreement..  An agreement with the ACC Staff dated April 1, 2003, addressing rate case and financing issues in the acquisition by UniSource Energy of the Citizens'
                                   Arizona gas and electric assets.
Common Stock...................  UniSource Energy's common stock, without par value.
Company or UniSource Energy....  UniSource Energy Corporation.
Cooling Degree Days............  An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures.
CPX............................  California Power Exchange.
Credit Agreement...............  Credit Agreement between TEP and a syndicate of lenders, dated as of March 25,
                                   2004.
Emissions Allowance(s).........  An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy.........................  For electricity, the amount of instantaneous power produced over a given period of time, measured in MWh. For natural gas, the high heat value content of the amount of fuel delivered over a given period of time, measured in therms.
FAS 71.........................  Statement of Financial Accounting Standards No. 71: Accounting for the Effects
                                   of Certain Types of Regulation.
FAS 132........................  Statement of Financial Accounting Standards No. 132: Employers' Disclosures
                                   about Pensions and Other Postretirement Benefits.
FAS 133........................  Statement of Financial Accounting Standards No. 133: Accounting for Derivative
                                   Instruments and Hedging Activities.
FAS 143........................  Statement of Financial Accounting Standards No. 143: Accounting for Asset
                                   Retirement Obligations.
FAS 149........................  Statement of Financial Accounting Standards No. 149: Amendment of Statement 133
                                   on Derivative Instruments and Hedging Activities.
FERC...........................  Federal Energy Regulatory Commission.
First Collateral Trust Bonds...  Bonds issued under the Indenture of Trust, dated as of August 1, 1998, of TEP to the Bank of New York, successor trustee.
First Mortgage Bonds...........  First mortgage bonds issued under the Indenture dated as of April 1, 1941, of
                                   TEP to JPMorgan Chase Bank, successor trustee, as supplemented and amended.
Four Corners...................  Four Corners Generating Station.
GAAP...........................  Generally Accepted Accounting Principles.
Global Solar...................  Global Solar Energy, Inc., a company that develops and manufactures thin-film photovoltaic cells and modules. Millennium owns 99% of Global Solar.
Haddington.....................  Haddington Energy Partners II, LP, a limited partnership that funds energy-
                                   related investments





Heating Degree Days............  An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.
IDBs...........................  Industrial development revenue or pollution control revenue bonds.
IPS............................  Infinite Power Solutions, Inc., a company that develops thin-film batteries.
                                   Millennium owns 72% of IPS.
IRS............................  Internal Revenue Service.
ITN............................  ITN Energy Systems, Inc. was formed to provide research, development, and other services. Millennium exchanged its ownership of ITN for increased ownership of Global Solar and currently owns no interest in ITN.
ITC............................  Investment tax credit.
kWh............................  Kilowatt-hour(s).
kV.............................  Kilovolt(s).
LIBOR..........................  London Interbank Offered Rate.
MEG............................  Millennium Environmental Group, Inc., a wholly-owned subsidiary of Millennium, which manages and trades emission allowances, coal, and related financial instruments.
MicroSat.......................  MicroSat Systems, Inc. is a company formed to develop and commercialize small-scale satellites. Millennium currently owns 35%.
Millennium.....................  Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource
                                   Energy.
Mimosa.........................  Minerales de Monclova, S.A. de C.V., an owner of coal and associated gas reserves and a supplier of metallurgical coal to the steel industry and thermal coal to the Mexican electricity commission. Sabinas owns 19.5% of Mimosa.
MMBtus.........................  Million British Thermal Units.
MW.............................  Megawatt(s).
MWh............................  Megawatt-hour(s).
Navajo.........................  Navajo Generating Station.
NOL............................  Net Operating Loss carryback or carryforward for income tax purposes.
PGA............................  Purchased Gas Adjustor, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
PNM............................  Public Service Company of New Mexico.
Powertrusion...................  POWERTRUSION International, Inc., a company owned 77% by Millennium, which manufactures lightweight utility poles.
PPFAC..........................  Purchased Power and Fuel Adjustor Clause.
PWCC...........................  Pinnacle West Capital Corporation.
Revolving Credit Facility......  $60 million revolving credit facility entered into under the Credit Agreement between a syndicate of banks and TEP.
RTO............................  Regional Transmission Organization.
Rules..........................  Retail Electric Competition Rules.
Sabinas........................  Carboelectrica Sabinas, S. de R.L. de C.V., a Mexican limited liability company.
                                   Millennium owns 50% of Sabinas.
Saguaro Utility................  An Arizona limited partnership, whose general partner is Sage Mountain,
                                   L.L.C. and whose limited partners include investment funds affiliated with
                                   Kohlberg Kravis Roberts & Co., L.P., J.P. Morgan Partners, L.L.C. and Wachovia
                                   Capital Partners.
San Juan.......................  San Juan Generating Station.
Second Mortgage Bonds..........  TEP's second mortgage bonds issued under the Indenture of Mortgage and Deed of
                                   Trust, dated as of December 1, 1992, of TEP to the Bank of New York, successor trustee, as supplemented.
SCE............................  Southern California Edison Company.
SES............................  Southwest Energy Solutions, Inc., a wholly-owned subsidiary of Millennium.




Springerville..................  Springerville Generating Station.
Springerville Coal Handling
  Facilities Leases............  Leveraged lease arrangements relating to the coal handling facilities serving
                                   Springerville.
Springerville Common
  Facilities...................  Facilities at Springerville used in common with Unit 1 and Unit 2.
Springerville Common
  Facilities Leases............  Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1...........  Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Lease.....  Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2...........  Unit 2 of the Springerville Generating Station.
Sundt Generating Station.......  H. Wilson Sundt Generating Station (formerly known as the Irvington
                                   Generating Station).
TEP............................  Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Settlement Agreement.......  TEP's Settlement Agreement approved by the ACC in November 1999 that provided for electric retail competition and transition asset recovery.
Therm..........................  A unit of heating value equivalent to 100,000 British thermal units (Btu).
TruePricing....................  TruePricing, Inc., a start-up company established to market energy related products.
UED............................  UniSource Energy Development Company, a wholly-owned subsidiary of
                                   UniSource Energy, which engages in developing generation resources and other project development services and related activities.
UES............................  UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies (UNS Gas and UNS Electric) which acquired the Citizens Arizona gas and electric utility assets.
UniSource Energy...............  UniSource Energy Corporation.
UNS Electric...................  UNS Electric, Inc., a wholly-owned subsidiary of UES, which acquired the
                                   Citizens Arizona electric utility assets.
UNS Gas........................  UNS Gas, Inc., a wholly-owned subsidiary of UES, which acquired the
                                   Citizens Arizona gas utility assets.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of UniSource Energy Corporation and to the Board of Directors of Tucson Electric Power Company:

We have reviewed the accompanying condensed consolidated balance sheets of UniSource Energy Corporation and its subsidiaries (the Company) and Tucson Electric Power Company and its subsidiaries (TEP) as of September 30, 2004, and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2004 and 2003 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2004 and 2003 and the condensed consolidated statement of changes in stockholders' equity for the nine-month period ended September 30, 2004. These interim financial statements are the responsibility of the Company's management.

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

As discussed in Note 1 to the condensed consolidated interim financial statements, the Company and TEP have restated their financial statements for unbilled revenues as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003.

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


PricewaterhouseCoopers LLP
Los Angeles, California

November 8, 2004

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

  Three Months Ended                                                                  Nine Months Ended
     September 30,                                                                      September 30,
  2004   2003 RESTATED                                                               2004   2003 RESTATED
         (SEE NOTE 1)                                                                       (SEE NOTE 1)
     (UNAUDITED)                                                                        (UNAUDITED)
- ----------------------------------------------------------------------------------------------------------
- -Thousands of Dollars-                                                             -Thousands of Dollars-
                        OPERATING REVENUES
$277,089      $254,680   Electric Retail Sales                                     $675,508      $561,052
  37,310        32,612   Electric Wholesale Sales                                   121,199       108,056
  15,812        10,215   Gas Revenue                                                 84,825        10,215
   5,098         6,745   Other Revenues                                              13,942        13,249
- ----------------------------------------------------------------------------------------------------------
 335,309       304,252     TOTAL OPERATING REVENUES                                 895,474       692,572
- ----------------------------------------------------------------------------------------------------------

                        OPERATING EXPENSES
  63,514        64,247   Fuel                                                       166,303       162,512
  69,749        46,282   Purchased Energy                                           184,838        79,839
  58,332        49,649   Other Operations and Maintenance                           178,320       151,295
  36,372        34,032   Depreciation and Amortization                              108,068        95,472
  19,112        13,647   Amortization of Transition Recovery Asset                   39,712        25,266
  12,769        12,676   Taxes Other Than Income Taxes                               38,491        35,419
- ----------------------------------------------------------------------------------------------------------
 259,848       220,533     TOTAL OPERATING EXPENSES                                 715,732       549,803
- ----------------------------------------------------------------------------------------------------------
  75,461        83,719       OPERATING INCOME                                       179,742       142,769
- ----------------------------------------------------------------------------------------------------------

                        OTHER INCOME (DEDUCTIONS)
   5,006         5,090   Interest Income                                             14,888        15,380
   2,064         1,358   Other Income                                                12,724         4,152
  (1,032)         (950)  Other Expense                                               (6,353)       (3,952)
- ----------------------------------------------------------------------------------------------------------
   6,038         5,498     TOTAL OTHER INCOME (DEDUCTIONS)                           21,259        15,580
- ----------------------------------------------------------------------------------------------------------

                        INTEREST EXPENSE
  19,753        20,532   Long-Term Debt                                              62,903        58,917
  20,792        21,257   Interest on Capital Leases                                  60,901        62,791
      56           603   Other Interest Expense, Net of Amounts Capitalized            (487)          903
- ----------------------------------------------------------------------------------------------------------
  40,601        42,392     TOTAL INTEREST EXPENSE                                   123,317       122,611
- ----------------------------------------------------------------------------------------------------------

                        INCOME BEFORE INCOME TAXES AND
  40,898        46,825  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       77,684        35,738
  17,099        19,449   Income Tax Expense                                          34,663        16,567
- ----------------------------------------------------------------------------------------------------------

  23,799        27,376  INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE         43,021        19,171
       -             -  CUMULATIVE EFFECT OF ACCOUNTING CHANGE - NET OF TAX               -        67,471
- ----------------------------------------------------------------------------------------------------------

$ 23,799      $ 27,376  NET INCOME                                                 $ 43,021      $ 86,642
==========================================================================================================

  34,464        33,838  WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING (000)    34,347        33,799
==========================================================================================================

                        BASIC EARNINGS PER SHARE
   $0.69         $0.81   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE         $1.25         $0.56
       -             -   CUMULATIVE EFFECT OF ACCOUNTING CHANGE - NET OF TAX              -          2.00
- ----------------------------------------------------------------------------------------------------------
   $0.69         $0.81   NET INCOME                                                   $1.25         $2.56
==========================================================================================================

                        DILUTED EARNINGS PER SHARE
   $0.68         $0.80   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE         $1.23         $0.56
       -             -   CUMULATIVE EFFECT OF ACCOUNTING CHANGE - NET OF TAX              -          1.97
- ----------------------------------------------------------------------------------------------------------
   $0.68         $0.80   NET INCOME                                                   $1.23         $2.53
==========================================================================================================

     $ -         $0.15  DIVIDENDS PAID PER SHARE                                      $0.32         $0.45
==========================================================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended
                                                                            September 30,
                                                                         2004           2003
                                                                              (UNAUDITED)
- -----------------------------------------------------------------------------------------------
                                                                        -Thousands of Dollars-
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Receipts from Electric Retail Sales                            $ 701,075      $ 583,994
  Cash Receipts from Electric Wholesale Sales                           159,993        155,539
  Cash Receipts from Gas Sales                                          108,414         10,634
  MEG Cash Receipts from Trading Activity                               125,435         64,282
  Interest Received                                                      22,178         22,248
  Income Tax Refunds Received                                             5,427              -
  Performance Deposits                                                    4,954         (4,429)
  Deposit - Second Mortgage Indenture                                    17,040              -
  Other Cash Receipts                                                     5,529          5,033
  Fuel Costs Paid                                                      (158,976)      (158,327)
  Purchased Energy Costs Paid                                          (213,009)      (123,947)
  Wages Paid, Net of Amounts Capitalized                                (68,880)       (58,769)
  Payment of Other Operations and Maintenance Costs                     (95,482)       (81,532)
  MEG Cash Payments for Trading Activity                               (125,293)       (62,548)
  Capital Lease Interest Paid                                           (69,968)       (74,142)
  Taxes Paid, Net of Amounts Capitalized                                (93,613)       (70,071)
  Interest Paid, Net of Amounts Capitalized                             (68,169)       (62,301)
  Income Taxes Paid                                                      (9,452)        (4,616)
  Other                                                                   2,118         (4,946)
- -----------------------------------------------------------------------------------------------
NET CASH FLOWS - OPERATING ACTIVITIES                                   249,321        136,102
- -----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                                 (108,197)      (101,389)
  Purchase of Citizens Assets                                                 -       (228,910)
  Investment in and Loans to Equity Investees                            (3,395)        (1,661)
  Return of Investment from Millennium Energy Businesses                  9,916              -
  Proceeds from Investment in Springerville Lease Debt and Equity        11,590         12,078
  Payments for Investment in Springerville Lease Debt                    (4,499)             -
  Other                                                                     994         (1,467)
- -----------------------------------------------------------------------------------------------
NET CASH FLOWS - INVESTING ACTIVITIES                                   (93,591)      (321,349)
- -----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Borrowings under Revolving Credit Facility               20,000         45,000
  Payments on Borrowings under the Revolving Credit Facility            (20,000)       (25,000)
  Proceeds from Issuance of Short-Term Debt                                   -         35,850
  Repayments of Short-Term Debt                                               -           (960)
  Proceeds from Issuance of Long-Term Debt                                    -        160,000
  Repayments of Long-Term Debt                                          (28,732)        (1,826)
  Payment of Debt Issue Costs                                            (9,241)        (2,027)
  Payments on Capital Lease Obligations                                 (49,377)       (42,444)
  Common Stock Dividends Paid                                           (10,909)       (15,139)
  Other                                                                   9,554          3,388
- -----------------------------------------------------------------------------------------------
NET CASH FLOWS - FINANCING ACTIVITIES                                   (88,705)       156,842
- -----------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                     67,025        (28,405)
Cash and Cash Equivalents, Beginning of Year                            101,266         90,928
- -----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 168,291      $  62,523
===============================================================================================

See Note 16 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       September 30,     December 31,
                                                                           2004         2003 RESTATED
                                                                        (UNAUDITED)     (SEE NOTE 1)
- -----------------------------------------------------------------------------------------------------
ASSETS                                                                    - Thousands of Dollars -
UTILITY PLANT
  Plant in Service                                                      $ 2,997,807      $ 2,899,305
  Utility Plant under Capital Leases                                        748,239          748,239
  Construction Work in Progress                                             105,796          105,804
- -----------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT                                                   3,851,842        3,753,348
  Less Accumulated Depreciation and Amortization                         (1,337,167)      (1,262,962)
  Less Accumulated Amortization of Capital Lease Assets                    (443,081)        (421,171)
- -----------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT - NET                                             2,071,594        2,069,215
- -----------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER PROPERTY
  Investments in Lease Debt and Equity                                      170,997          178,789
  Other                                                                      85,789          109,570
- -----------------------------------------------------------------------------------------------------
    TOTAL INVESTMENTS AND OTHER PROPERTY                                    256,786          288,359
- -----------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and Cash Equivalents                                                 168,291          101,266
  Trade Accounts Receivable                                                 120,093           97,904
  Unbilled Accounts Receivable                                               50,893           53,590
  Allowance for Doubtful Accounts                                           (16,526)         (11,522)
  Materials and Fuel Inventory                                               63,752           58,299
  Trading Assets                                                             87,713           21,507
  Current Regulatory Assets                                                   9,766           12,129
  Deferred Income Taxes - Current                                            16,014           15,925
  Interest Receivable - Current                                               5,479           11,561
  Other                                                                      21,846           21,117
- -----------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                    527,321          381,776
- -----------------------------------------------------------------------------------------------------

REGULATORY AND OTHER ASSETS
  Transition Recovery Asset                                                 234,470          274,182
  Income Taxes Recoverable Through Future Revenues                           45,930           49,849
  Other Regulatory Assets                                                    13,613           12,327
  Other Assets                                                               55,111           46,594
- -----------------------------------------------------------------------------------------------------
    TOTAL REGULATORY AND OTHER ASSETS                                       349,124          382,952
- -----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $ 3,204,825      $ 3,122,302
=====================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
CAPITALIZATION
  Common Stock Equity                                                     $ 593,590        $ 556,472
  Capital Lease Obligations                                                 720,197          762,968
  Long-Term Debt                                                          1,257,595        1,286,320
- -----------------------------------------------------------------------------------------------------
    TOTAL CAPITALIZATION                                                  2,571,382        2,605,760
- -----------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current Obligations under Capital Leases                                   54,918           50,269
  Current Maturities of Long-Term Debt                                        1,725            1,742
  Accounts Payable                                                           78,474           65,745
  Interest Accrued                                                           31,096           62,927
  Trading Liabilities                                                        86,627           18,753
  Taxes Accrued                                                              84,163           50,625
  Accrued Employee Expenses                                                  16,643           16,081
  Other                                                                      26,189           15,839
- -----------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                               379,835          281,981
- -----------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred Income Taxes - Noncurrent                                         98,980           96,270
  Regulatory Liability - Net Cost of Removal for Interim Retirements         67,381           60,998
  Other                                                                      87,247           77,293
- -----------------------------------------------------------------------------------------------------
    TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                            253,608          234,561
- -----------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 9)
- -----------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND OTHER LIABILITIES                              $ 3,204,825      $ 3,122,302
=====================================================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    Accumulated
                                                        Common                     Accumulated         Other          Total
                                                        Shares          Common      Earnings       Comprehensive   Stockholders'
                                                      Outstanding*      Stock       (Deficit)      Income (Loss)      Equity
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                   (UNAUDITED)
                                                                             - Thousands of Dollars-
BALANCES AT DECEMBER 31, 2003 RESTATED (SEE NOTE 1)      33,788       $ 668,022    $ (109,706)       $ (1,844)      $ 556,472
- ------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
  2004 Year-to-Date Net Income                                -               -        43,021               -          43,021
  Unrealized Gain on Cash Flow Hedges
    (net of $1,307 income tax expense)                        -               -             -           1,994           1,994
  Reclassification of Realized Loss on
    Cash Flow Hedges to Net Income
    (net of $53 income tax benefit)                           -               -             -              80              80
                                                                                                                    ----------
Total Comprehensive Income                                                                                             45,095
                                                                                                                    ----------

  Dividends Declared                                          -               -       (16,392)              -         (16,392)
  Shares Issued under Stock Compensation Plans               64           1,307             -               -           1,307
  Shares Distributed by Deferred Compensation Trust           1              16             -               -              16
  Shares Issued for Stock Options                           372           7,032             -               -           7,032
  Other                                                       -              60             -               -              60
- ------------------------------------------------------------------------------------------------------------------------------

BALANCES AT SEPTEMBER 30, 2004                           34,225       $ 676,437     $ (83,077)          $ 230       $ 593,590
==============================================================================================================================

* UniSource Energy has 75 million authorized shares of common stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

  Three Months Ended                                                                  Nine Months Ended
     September 30,                                                                      September 30,
  2004   2003 RESTATED                                                               2004   2003 RESTATED
         (SEE NOTE 1)                                                                       (SEE NOTE 1)
     (UNAUDITED)                                                                        (UNAUDITED)
- ----------------------------------------------------------------------------------------------------------
- -Thousands of Dollars-                                                             -Thousands of Dollars-
                        OPERATING REVENUES
$232,304      $231,055   Electric Retail Sales                                     $564,388      $537,427
  37,248        32,581   Electric Wholesale Sales                                   121,018       108,025
   2,533         2,235   Other Revenues                                               7,395         6,734
- ----------------------------------------------------------------------------------------------------------
 272,085       265,871     TOTAL OPERATING REVENUES                                 692,801       652,186
- ----------------------------------------------------------------------------------------------------------

                        OPERATING EXPENSES
  63,514        64,247   Fuel                                                       166,303       162,512
  29,529        22,962   Purchased Power                                             54,868        56,516
  43,319        36,676   Other Operations and Maintenance                           133,724       122,757
  31,597        30,592   Depreciation and Amortization                               94,035        89,976
  19,112        13,647   Amortization of Transition Recovery Asset                   39,712        25,266
  10,483        10,732   Taxes Other Than Income Taxes                               31,671        32,678
- ----------------------------------------------------------------------------------------------------------
 197,554       178,856     TOTAL OPERATING EXPENSES                                 520,313       489,705
- ----------------------------------------------------------------------------------------------------------
  74,531        87,015       OPERATING INCOME                                       172,488       162,481
- ----------------------------------------------------------------------------------------------------------

                        OTHER INCOME (DEDUCTIONS)
   4,965         5,055   Interest Income                                             14,826        15,259
   2,345         2,581   Interest Income - Note Receivable from UniSource Energy      6,984         7,660
   1,137           590   Other Income                                                 3,531         1,717
    (826)         (255)  Other Expense                                               (2,726)         (794)
- ----------------------------------------------------------------------------------------------------------
   7,621         7,971     TOTAL OTHER INCOME (DEDUCTIONS)                           22,615        23,842
- ----------------------------------------------------------------------------------------------------------

                        INTEREST EXPENSE
  16,977        18,999   Long-Term Debt                                              54,615        57,384
  20,787        21,254   Interest on Capital Leases                                  60,873        62,781
     (38)          144   Other Interest Expense, Net of Amounts Capitalized            (537)          211
- ----------------------------------------------------------------------------------------------------------
  37,726        40,397     TOTAL INTEREST EXPENSE                                   114,951       120,376
- ----------------------------------------------------------------------------------------------------------

                        INCOME BEFORE INCOME TAXES AND
  44,426        54,589  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       80,152        65,947
  18,204        22,395   Income Tax Expense                                          35,119        28,342
- ----------------------------------------------------------------------------------------------------------

  26,222        32,194  INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE         45,033        37,605
       -             -  CUMULATIVE EFFECT OF ACCOUNTING CHANGE - NET OF TAX               -        67,471
- ----------------------------------------------------------------------------------------------------------

$ 26,222      $ 32,194  NET INCOME                                                 $ 45,033      $105,076
==========================================================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended
                                                                            September 30,
                                                                         2004           2003
                                                                              (UNAUDITED)
- -----------------------------------------------------------------------------------------------
                                                                        -Thousands of Dollars-
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Receipts from Electric Retail Sales                            $ 586,480     $ 560,668
  Cash Receipts from Electric Wholesale Sales                           159,793       155,505
  Interest Received                                                      21,621        22,004
  Deposit - Second Mortgage Indenture                                    17,040             -
  Fuel Costs Paid                                                      (158,976)     (158,327)
  Purchased Power Costs Paid                                            (84,131)      (92,762)
  Wages Paid, Net of Amounts Capitalized                                (50,646)      (46,101)
  Payment of Other Operations and Maintenance Costs                     (74,323)      (70,492)
  Capital Lease Interest Paid                                           (69,964)      (74,131)
  Taxes Paid, Net of Amounts Capitalized                                (65,553)      (66,081)
  Interest Paid, Net of Amounts Capitalized                             (57,737)      (62,095)
  Income Taxes Refunds Received                                             286             -
  Income Taxes Paid                                                     (10,002)       (3,718)
  Other                                                                   1,798           155
- -----------------------------------------------------------------------------------------------
NET CASH FLOWS - OPERATING ACTIVITIES                                   215,686       164,625
- -----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                                  (81,544)      (97,105)
  Proceeds from Investment in Springerville Lease Debt and Equity        11,590        12,078
  Payments for Investment in Springerville Lease Debt                    (4,499)            -
  Other                                                                       -        (1,902)
- -----------------------------------------------------------------------------------------------
NET CASH FLOWS - INVESTING ACTIVITIES                                   (74,453)      (86,929)
- -----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Borrowings under Revolving Credit Facility               20,000        45,000
  Payments on Revolving Credit Facility                                 (20,000)      (25,000)
  Repayments of Long-Term Debt                                          (28,725)       (1,725)
  Payments on Capital Lease Obligations                                 (49,333)      (42,379)
  Payment of Debt Issue Costs                                            (8,865)         (606)
  Dividend Paid to UniSource Energy                                     (19,000)      (58,500)
  Other                                                                   7,084       (16,359)
- -----------------------------------------------------------------------------------------------
NET CASH FLOWS - FINANCING ACTIVITIES                                   (98,839)      (99,569)
- -----------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                     42,394       (21,873)
Cash and Cash Equivalents, Beginning of Year                             65,262        55,778
- -----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $107,656      $ 33,905
===============================================================================================

See Note 16 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       September 30,     December 31,
                                                                           2004         2003 RESTATED
                                                                        (UNAUDITED)     (SEE NOTE 1)
- -----------------------------------------------------------------------------------------------------
ASSETS                                                                    - Thousands of Dollars -
UTILITY PLANT
  Plant in Service                                                      $ 2,750,206      $ 2,681,133
  Utility Plant under Capital Leases                                        747,533          747,533
  Construction Work in Progress                                              81,621           82,210
- -----------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT                                                   3,579,360        3,510,876
  Less Accumulated Depreciation and Amortization                         (1,320,816)      (1,257,585)
  Less Accumulated Amortization of Capital Lease Assets                    (442,977)        (421,135)
- -----------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT - NET                                             1,815,567        1,832,156
- -----------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER PROPERTY
  Investments in Lease Debt and Equity                                      170,997          178,789
  Other                                                                      24,021           41,285
- -----------------------------------------------------------------------------------------------------
    TOTAL INVESTMENTS AND OTHER PROPERTY                                    195,018          220,074
- -----------------------------------------------------------------------------------------------------

NOTE RECEIVABLE FROM UNISOURCE ENERGY                                        77,117           70,132
- -----------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and Cash Equivalents                                                 107,656           65,262
  Trade Accounts Receivable                                                  86,000           70,415
  Unbilled Accounts Receivable                                               38,584           31,104
  Allowance for Doubtful Accounts                                           (14,189)         (11,034)
  Intercompany Accounts Receivable                                            8,751           10,938
  Materials and Fuel Inventory                                               53,366           50,107
  Current Regulatory Assets                                                   9,766            8,969
  Deferred Income Taxes - Current                                            15,766           18,847
  Interest Receivable - Current                                               5,479           11,561
  Other                                                                      12,413            8,444
- -----------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                    323,592          264,613
- -----------------------------------------------------------------------------------------------------

REGULATORY AND OTHER ASSETS
  Transition Recovery Asset                                                 234,470          274,182
  Income Taxes Recoverable Through Future Revenues                           45,930           49,849
  Other Regulatory Assets                                                    13,317           11,973
  Other Assets                                                               51,889           43,651
- -----------------------------------------------------------------------------------------------------
    TOTAL REGULATORY AND OTHER ASSETS                                       345,606          379,655
- -----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $ 2,756,900      $ 2,766,630
=====================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
CAPITALIZATION
  Common Stock Equity                                                     $ 436,689        $ 406,054
  Capital Lease Obligations                                                 719,651          762,323
  Long-Term Debt                                                          1,097,595        1,126,320
- -----------------------------------------------------------------------------------------------------
    TOTAL CAPITALIZATION                                                  2,253,935        2,294,697
- -----------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current Obligations under Capital Leases                                   54,836           50,126
  Current Maturities of Long-Term Debt                                        1,725            1,725
  Accounts Payable                                                           45,424           37,998
  Intercompany Accounts Payable                                               8,629            8,413
  Interest Accrued                                                           29,533           58,620
  Taxes Accrued                                                              69,834           38,024
  Accrued Employee Expenses                                                  15,114           14,716
  Other                                                                      10,052            8,063
- -----------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                               235,147          217,685
- -----------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred Income Taxes - Noncurrent                                        130,314          128,336
  Regulatory Liability - Net Cost of Removal for Interim Retirements         65,665           60,417
  Other                                                                      71,839           65,495
- -----------------------------------------------------------------------------------------------------
    TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                            267,818          254,248
- -----------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 9)
- -----------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND OTHER LIABILITIES                              $ 2,756,900      $ 2,766,630
=====================================================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    Accumulated
                                                                       Capital     Accumulated         Other          Total
                                                          Common        Stock       Earnings       Comprehensive   Stockholders'
                                                          Stock        Expense      (Deficit)      Income (Loss)      Equity
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                   (UNAUDITED)
                                                                             - Thousands of Dollars -
BALANCES AT DECEMBER 31, 2003 RESTATED (SEE NOTE 1)      $ 655,534    $ (6,357)    $ (241,279)       $ (1,844)      $ 406,054
- ------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    2004 Year-to-Date Net Income                                 -           -         45,033               -          45,033
    Unrealized Gain on Cash Flow Hedges
       (net of $1,307 income tax expense)                        -           -              -           1,994           1,994
    Reclassification of Realized Loss on
       Cash Flow Hedges to Net Income
       (net of $53 income tax benefit)                           -           -              -              80              80
                                                                                                                    ----------
Total Comprehensive Income                                                                                              47,107
                                                                                                                    ----------

    Dividends Paid                                               -           -        (19,000)              -         (19,000)
    Capital Contribution from UniSource Energy               2,528           -              -               -           2,528
- ------------------------------------------------------------------------------------------------------------------------------

BALANCES AT SEPTEMBER 30, 2004                           $ 658,062    $ (6,357)    $ (215,246)          $ 230       $ 436,689
==============================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 1. NATURE OF OPERATIONS, BASIS OF ACCOUNTING PRESENTATION AND EQUITY-BASED COMPENSATION
        ------------------------------------------------------------------------

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

     TEP, a regulated public utility serving Tucson, Arizona for more than 100 years, is UniSource Energy's largest operating subsidiary and represented approximately 84% of UniSource Energy's assets as of September 30, 2004. TEP generates, transmits and distributes electricity. TEP serves approximately 373,000 retail electric customers in a 1,155 square mile area in Pima and Cochise counties in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the western U.S.

     On August 11, 2003, UniSource Energy completed the purchase of the Arizona gas and electric system assets from Citizens Communications Company (Citizens) and established two new operating companies, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric), to acquire these assets, as well as an intermediate holding company, UES, to hold the common stock of UNS Gas and UNS Electric. UES has no significant operations of its own. The operating results of UNS Gas, UNS Electric, and UES have been included in UniSource Energy's consolidated financial statements since the acquisition date. UNS Electric procures, transmits and distributes electricity to approximately 84,000 retail electric customers in the Mohave county of Northern Arizona and the Santa Cruz county of Southern Arizona. UNS Gas procures, transports and distributes natural gas to approximately 130,000 customers in Mohave, Yavapai, Coconino, and Navajo counties in Northern Arizona and Santa Cruz county in Southern Arizona.

     Millennium's unregulated businesses are described in Note 8 and UED's services are described in Note 7.

     References to "we" and "our" are to UniSource Energy and its subsidiaries, collectively.

     The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the Securities and Exchange Commission's (SEC) interim reporting requirements which do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for audited annual financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for audited annual financial statements. This quarterly report should be read in conjunction with UniSource Energy and TEP's 2003 Combined Annual Report on Form 10-K.

     Weather, among other factors, causes seasonal fluctuations in TEP and UES' sales; therefore, quarterly results are not indicative of annual operating results. UniSource Energy and TEP have made minor reclassifications to the prior year financial statements for comparative purposes. These reclassifications had no effect on net income.

  UNBILLED REVENUE ESTIMATION METHODOLOGY AT TEP

     TEP and UES' retail revenues include an estimate of MWhs/therms delivered but unbilled at the end of each period. Unbilled revenues are dependent upon a number of factors that require judgment including estimates of retail sales and customer usage patterns. The unbilled revenue is estimated by comparing the actual MWhs/therms delivered to the MWhs/therms billed to TEP and UES retail customers. The excess of MWhs/therms delivered over MWhs/therms billed is then allocated to the retail customer classes based on estimated usage by each customer class. TEP and UES then record revenue for each customer class based on the various bill rates for each customer class. Due to the seasonal fluctuations of TEP's actual load, the unbilled revenue amount increases during the spring and summer months and decreases during the fall and winter months. The unbilled revenue amount for UES gas sales increases during the fall and winter months and decreases during the spring and summer months, whereas, the unbilled revenue amount for UES electric sales increases during the spring and summer months and decreases during the fall and winter months.

- --------------------------------------------------------------------------------

     In May 2004, we determined that the kWh information used to estimate kWhs delivered to TEP customers was generally understated. Additionally, we determined that TEP's then existing method of pricing estimated unbilled kWh sales quantities among customer classes weighted usage by lower-priced customers too heavily and weighted usage by higher-priced customers too lightly. For TEP, the price paid by customers varies from a low of 3.7 cents per kWh for interruptible industrial load to a high of 13 cents per kWh for small commercial customers, so that allocations among customer classes are a significant element of unbilled revenues. Effective with the second quarter of 2004, we changed the estimation methodology used to quantify unbilled kWh sales and price the computed unbilled kWh sales quantities to more accurately reflect actual usage and restated prior periods.

     Under the revised estimation methodology, unbilled sales are estimated for the month by reviewing the meter reading schedule and determining the number of billed and unbilled kWhs for each cycle. Current month unbilled kWhs are allocated by customer class. New unbilled revenue amounts are recorded and unbilled revenue estimates from the prior month are reversed.

     The Condensed Consolidated Statements of Income for the three months ended and the nine months ended September 30, 2003 of UniSource Energy and TEP have been restated to correct the understated revenues. The change in methodology and correction of understated revenues resulted in the following revisions to the consolidated financial statements:

CONSOLIDATED STATEMENTS OF INCOME
                                                             UNISOURCE ENERGY                     TEP
                                                      ------------------------------------------------------------
                                                               AS                            AS
                                                           PREVIOUSLY          AS         PREVIOUSLY        AS
THREE MONTHS ENDED SEPTEMBER 30, 2003                       REPORTED        RESTATED       REPORTED      RESTATED
- ------------------------------------------------------------------------------------------------------------------
                                                                         -Thousands of Dollars-
Electric Retail Sales                                       $ 253,391      $ 254,680      $ 229,735     $ 231,055
Operating Revenues                                            302,798        304,252        264,415       265,871
Amortization of Transition Recovery Asset                      13,472         13,647         13,472        13,647
Total Operating Expenses                                      220,224        220,533        178,545       178,856
Operating Income                                               82,574         83,719         85,870        87,015
Income Before Income Taxes                                     45,680         46,825         53,444        54,589
Income Taxes                                                   18,996         19,449         21,942        22,395
Net Income                                                     26,684         27,376         31,502        32,194

Basic Earnings per Share:
Net Income                                                      $0.79          $0.81
Diluted Earnings per Share:
Net Income                                                      $0.78          $0.80
- ------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
                                                             UNISOURCE ENERGY                     TEP
                                                       -----------------------------------------------------------
                                                               AS                            AS
                                                           PREVIOUSLY          AS         PREVIOUSLY        AS
NINE MONTHS ENDED SEPTEMBER 30, 2003                        REPORTED        RESTATED       REPORTED      RESTATED
- ------------------------------------------------------------------------------------------------------------------
                                                                         -Thousands of Dollars-
Electric Retail Sales                                       $ 557,174      $ 561,052      $ 533,518     $ 537,427
Operating Revenues                                            688,672        692,572        648,285       652,186
Amortization of Transition Recovery Asset                      24,842         25,266         24,842        25,266
Total Operating Expenses                                      549,386        549,803        489,289       489,705
Operating Income                                              139,286        142,769        158,996       162,481
Income Before Income Taxes and Cumulative
 Effect of Accounting Change                                   32,253         35,738         62,462        65,947
Income Taxes                                                   15,187         16,567         26,962        28,342
Income Before Cumulative Effect of
 Accounting Change                                             17,066         19,171         35,500        37,605
Net Income                                                     84,537         86,642        102,971       105,076

Basic Earnings per Share:
Income Before Cumulative Effect of
 Accounting Change                                              $0.50          $0.56
Net Income                                                      $2.50          $2.56

Diluted Earnings per Share:
Income Before Cumulative Effect of
 Accounting Change                                              $0.50          $0.56
Net Income                                                      $2.47          $2.53
- ------------------------------------------------------------------------------------------------------------------


  CHANGE IN PLANT ASSET DEPRECIABLE LIVES - TEP

     During the first quarter of 2004, TEP engaged an independent third party to review the economic estimated useful lives of its owned generating assets in Springerville, Arizona. TEP then hired a different independent third party to perform a depreciation study for its generation assets, taking into consideration the newly determined economic useful life for the Springerville assets, and changes in generation plant life information used by the operators and other participants of the joint power plants in which TEP participates. As a result of these analyses, in July 2004, TEP lengthened the estimated useful lives of various generation assets for periods ranging from 11 to 22 years. Consequently, depreciation rates and the corresponding depreciation expense have been revised prospectively to reflect the life extensions. These changes in depreciation rates decreased depreciation expense by approximately $2 million for both the three months and nine months ended September 30, 2004. The expected annual impact of the changes in depreciation rates is a reduction of depreciation expense of $9 million.

  EQUITY-BASED COMPENSATION

     UniSource Energy has two equity-based compensation plans, the 1994 Outside Director Stock Option Plan (Directors' Plan) and the 1994 Omnibus Stock and Incentive Plan (Omnibus Plan). See Note 13. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), as allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123).

     Our stock options are granted with an exercise price equal to the market value of the stock at the date of the grant. Accordingly, no compensation expense is recorded for these awards. However, compensation expense is recognized for restricted stock, stock unit and performance share awards over the performance/vesting period.

     The following table illustrates the effect on UniSource Energy's net income and earnings per share and TEP's net income as if we had applied the fair value recognition provisions of FAS 123 and recognized compensation expense for all equity-based employee compensation awards:

- --------------------------------------------------------------------------------


   UNISOURCE ENERGY:
   ----------------

                                                                   Three Months Ended September 30,
                                                                     2004               2003 RESTATED
- ---------------------------------------------------------------------------------------------------------
                                                                       -Thousands of Dollars-
                                                                       (except per share data)
Net Income - As Reported                                          $   23,799           $   27,376
Add: Equity-Based Compensation Expense
   Included in Reported Net Income, Net of Related
   Tax Effects                                                            60                   73
Deduct: Total Equity-Based Employee Compensation
   Expense Determined Under Fair Value Based Method
   for All Awards, Net of Related Tax Effects                            (68)                (321)
- ---------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                              $   23,791           $   27,128
=========================================================================================================
Basic Earnings per Share:
  As Reported                                                          $0.69                $0.81
  Pro Forma                                                            $0.69                $0.80
=========================================================================================================
Diluted Earnings per Share:
  As Reported                                                          $0.68                $0.80
  Pro Forma                                                            $0.68                $0.79
=========================================================================================================



                                                                    Nine Months Ended September 30,
                                                                     2004               2003 RESTATED
- ---------------------------------------------------------------------------------------------------------
                                                                       -Thousands of Dollars-
                                                                       (except per share data)
Net Income - As Reported                                          $   43,021           $   86,642
Add: Equity-Based Compensation Expense
   Included in Reported Net Income, Net of
   Related Tax Effects                                                 1,369                   499
Deduct: Total Equity-Based Employee Compensation
   Expense Determined Under Fair Value Based Method
   for All Awards, Net of Related Tax Effects                         (2,140)              (1,232)
- ---------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                              $   42,250           $   85,909
=========================================================================================================
Basic Earnings per Share:
  As Reported                                                          $1.25                $2.56
  Pro Forma                                                            $1.23                $2.54
=========================================================================================================
Diluted Earnings per Share:
  As Reported                                                          $1.23                $2.53
  Pro Forma                                                            $1.21                $2.51
=========================================================================================================


   TEP:
   ---


                                                                  Three Months Ended September 30,
                                                                     2004              2003 RESTATED
- --------------------------------------------------------------------------------------------------------
                                                                       -Thousands of Dollars-
Net Income - As Reported                                          $   26,222           $   32,194
Add:  Equity-Based Compensation Expense
   Included in Reported Net Income, Net of
   Related Tax Effects                                                    44                   66
Deduct: Total Equity-Based Employee Compensation
   Expense Determined Under Fair Value Based Method
   for All Awards, Net of Related Tax Effects                            (50)                (310)
- --------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                              $   26,216           $   31,950
========================================================================================================




NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------

                                                                    Nine Months Ended September 30,
                                                                      2004              2003 RESTATED
- ---------------------------------------------------------------------------------------------------------
                                                                        -Thousands of Dollars-
Net Income - As Reported                                          $   45,033            $  105,076
Add:  Equity-Based Compensation Expense
   Included in Reported Net Income, Net of
   Related Tax Effects                                                 1,220                   483
Deduct: Total Equity-Based Employee Compensation
   Expense Determined Under Fair Value Based Method
   for All Awards, Net of Related Tax Effects                         (1,975)               (1,206)
- ---------------------------------------------------------------------------------- -- -------------------
Pro Forma Net Income                                              $   44,278            $  104,353
================================================================================== == ===================

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the nine months ended September 30, 2004. For the options granted under the Omnibus Plan and Directors' Plan during the nine months ended September 30, 2003, the following weighted average assumptions were used:

                                                                                                 2003
- ---------------------------------------------------------------------------------------------------------
Expected Life (Years)                                                                              5
Interest Rate                                                                                   2.78%
Volatility                                                                                     23.38%
Dividend Yield                                                                                  3.44%
Weighted-Average Grant-Date Fair Value of Options Granted During
The Period                                                                                     $2.92
- ---------------------------------------------------------------------------------------------------------


NOTE 2.  PROPOSED ACQUISITION OF UNISOURCE ENERGY
- -------------------------------------------------

     At a special meeting on March 29, 2004, UniSource Energy's shareholders voted to approve an acquisition agreement UniSource Energy entered into on November 21, 2003 with Saguaro Acquisition Corp., a wholly-owned indirect subsidiary of Saguaro Utility Group L.P. (Saguaro Utility), providing for the acquisition of all of the common stock of UniSource Energy for $25.25 per share by an affiliate of Saguaro Utility. The acquisition agreement provides that Saguaro Acquisition Corp. will merge with and into UniSource Energy, with UniSource Energy surviving the merger as a wholly-owned indirect subsidiary of Saguaro Utility. Upon consummation of the acquisition, Saguaro Utility will cause the surviving corporation to pay approximately $880 million in cash to UniSource Energy's shareholders and holders of stock options, stock units, restricted stock and performance shares awarded under our stock based compensation plans. In connection with the closing of the acquisition, Saguaro Utility intends to cause the surviving corporation (i) to repay the $95 million inter-company loan to UniSource Energy from TEP and (ii) to contribute up to $168 million of equity into TEP. TEP will use a significant portion of these proceeds to retire outstanding debt.

     On October 12, 2004, the Federal Energy Regulatory Commission (FERC) issued an order authorizing the proposed acquisition. In accordance with the Federal Power Act, FERC reviewed the proposed transaction and concluded that the transaction is consistent with the public interest. The acquisition still requires approval by the Arizona Corporation Commission (ACC) and the SEC under the Public Utility Holding Company Act.

     On November 8, 2004, an ACC administrative law judge (ALJ), appointed by the ACC to review the acquisition, recommended that the ACC deny the application of Unisource Energy seeking ACC approval for the acquisition. The ALJ's recommendation was contained in a form of opinion and order which concludes that the acquisition is not in the public interest.

     UniSource Energy vigorously disputes the ALJ's recommendation, which is not binding on the ACC. The ACC rules permit the filing of exceptions to the ALJ's recommendation, and Unisource Energy intends to file exceptions. Following the filing of exceptions, the ACC and its staff will set the date for an open meeting of the ACC to deliberate the acquisition. The ACC will then issue its own opinion and order regarding the acquisition.

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

- --------------------------------------------------------------------------------

     Either UniSource Energy or Saguaro Acquisition Corp. may terminate the acquisition agreement in certain circumstances, including if the acquisition is not consummated by March 31, 2005 or certain regulatory approvals are not obtained. In certain circumstances, upon the termination of the acquisition agreement, UniSource Energy would be required to pay Saguaro Acquisition Corp.'s expenses related to the acquisition agreement and a termination fee in an aggregate amount of up to $25 million. In the event that the ACC denies the acquisition, issues an order approving the acquisition which does not satisfy the conditions of the acquisition agreement or fails to approve the transaction by March 31, 2005, Saguaro Acquisition Corp. may terminate the acquisition agreement and UniSource Energy would be obligated to reimburse up to $7 million of its expenses.

     An affiliate of Saguaro Utility entered into a $410 million credit agreement on March 25, 2004 that will be funded upon closing of the acquisition of UniSource Energy. The credit agreement includes a $50 million revolving credit facility for general corporate purposes and a $360 million term loan to be used to fund a portion of the acquisition. The lenders' obligation to make such loans is subject to various customary closing conditions. The lenders' financing commitments under this credit agreement expire on February 21, 2005.

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

     While UniSource Energy is hopeful that the ACC will recognize the benefits of the acquisition and approve the transaction, in light of the ALJ's recommendation we are unable to predict whether the required regulatory approvals will be obtained in order to permit the transaction to close. If the required regulatory approvals are obtained and the other closing conditions are satisfied, we would expect to close the transaction by the end of the first quarter of 2005.

NOTE 3. REGULATORY MATTERS
- --------------------------

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

     TEP's regulatory assets, net of regulatory liabilities, totaled $238 million at September 30, 2004. Regulatory assets of $23 million are not presently included in rate base and consequently are not earning a return on investment.

     TEP regularly assesses whether it can continue to apply FAS 71 to its regulated operations. If TEP stopped applying FAS 71 to these operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at September 30, 2004, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of $144 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows

- --------------------------------------------------------------------------------

would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

     UES

     UES' regulatory liabilities, net of regulatory assets, totaled $7 million at September 30, 2004. If UES stopped applying FAS 71 to its regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory liability balances, net of regulatory assets, at September 30, 2004, if UES had stopped applying FAS 71 to its regulated operations, it would have recorded an extraordinary after-tax gain of $4 million. UES' cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

  RATES AND REGULATION - TEP

     The TEP Settlement Agreement provided for certain retail rate reductions from 1998 through 2000. In addition, TEP was required to file general rate case information including an updated cost of service study with the ACC by June 1, 2004. Under the terms of the TEP Settlement Agreement, no rate case filed by TEP through 2008, including the filing on June 1, 2004, may result in a rate increase. Any rate decrease resulting from the 2004 filing would be effective no earlier than June 1, 2005.

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

     On November 5, 2004, a procedural conference with the ACC was held to discuss how the review of the general rate case information will proceed. The ACC staff proposed a schedule that calls for staff and intervenor testimony to be filed in April 2005 and hearings, as appropriate, to begin in July 2005. No parties opposed the staff's recommendation. The administrative law judge took the matter under advisement and will issue a procedural order.


NOTE 4. TEP CREDIT FACILITY AND DEBT REDEMPTION
- -----------------------------------------------

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

     The credit agreement contains a number of restrictive covenants, including restrictions on additional indebtedness, liens, sale of assets and sale-leasebacks. The credit agreement also contains several financial covenants including: (a) minimum consolidated tangible net worth, (b) a minimum cash coverage ratio, and (c) a maximum leverage ratio. Under the terms of the credit agreement, TEP may pay dividends so long as it maintains compliance with the credit agreement. The previous credit agreement had provided that dividends could not exceed 65% of TEP's net income. The elimination of such covenant is expected to satisfy, in part, one of the closing conditions contained in the acquisition agreement that UniSource Energy entered into with Saguaro Acquisition Corp. by permitting TEP to dividend all of its net income to its shareholders. The credit agreement also provides that under certain circumstances, certain regulatory actions could result in a required reduction of the commitments. As of September 30, 2004, TEP was in compliance with the terms of the Credit Agreement.

     The letter of credit fee of 2.35% on the new facility is significantly lower than the previous credit agreement's weighted average letter of credit fee of approximately 5%. The agreement also provides for letter of credit fronting fees of 0.25%, which will reduce to 0.125% upon the closing of Saguaro Acquisition Corp.'s acquisition of UniSource Energy; the previous agreement's fronting fee was 0.25%. Unreimbursed drawings on a letter of credit bear a variable rate of interest based on LIBOR plus 2.25% per annum. Interest savings in 2004 will be partially offset by the March 2004 write-off of $2 million of fees associated with the prior facility that were capitalized and being amortized through 2006. Fees of $9 million associated with the entry into the new facility are being amortized through June 2009. This expense is included in Long-Term Debt Interest Expense in UniSource Energy and TEP's income statements.

     At September 30, 2004, TEP had no outstanding borrowings under the revolving credit facility. If TEP borrows under the revolving credit facility, the borrowing costs would be at a variable interest rate consisting of a spread over LIBOR or an alternate base rate. The spread is based upon a pricing grid tied to TEP's leverage. The per annum rate currently in effect on borrowings under TEP's revolving credit facility, based on its leverage, is LIBOR plus 2.25%. If TEP's leverage were to change, the spread over LIBOR could range from 1.50% to 2.25%. TEP also pays a commitment fee of 0.50% on the unused portion of the revolving credit facility.

  DEBT REDEMPTION

     In July 2004, TEP redeemed the remaining $27 million of its 8.5% First Mortgage Bonds which were due in 2009. TEP paid a premium of $0.4 million related to this redemption. A portion of this premium was expensed immediately, while the remainder is being amortized over the original life of the bonds.


NOTE 5.  ACCOUNTING CHANGE:  ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS
- ------------------------------------------------------------------------

     TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. TEP also has certain environmental obligations at the San Juan Generating Station (San Juan). TEP has estimated that its share of these obligations will be approximately $38 million at the date of retirement. As of September 30, 2004 and December 31, 2003, TEP had accrued approximately $1 million for the final decommissioning of its generating facilities. This accrued asset retirement obligation is included with Other Liabilities on UniSource Energy and TEP's balance sheets.

     TEP and UES have various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP and UES operate their transmission and distribution systems as if they will be operated in perpetuity and would continue to be used or sold without land remediation. A final retirement occurs when an entire transmission or distribution line is permanently removed from service. Interim retirements occur as components of the system are replaced. As a result, TEP and UES are not recognizing the costs of final removal of the transmission and distribution lines in their financial statements. As of September 30, 2004 and December 31, 2003, TEP had accrued $66 million and $60 million and UES had accrued $2 million and $1 million for the net cost of removal for interim retirements from its transmission, distribution and general plant. These amounts have been recorded as a regulatory liability on UniSource Energy and TEP's balance sheets.

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


NOTE 6.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES
- ---------------------------------------------------------------------

     TEP has a natural gas supply agreement under which it purchases all of its gas requirements at spot market prices from Southwest Gas Corporation (SWG). TEP also has agreements to purchase power that are priced using spot market gas prices. These contracts meet the definition of normal purchases and are not required to be marked to market. During the first nine months of 2004, in an effort to minimize price risk on these purchases, TEP entered into commodity price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices. The spot market price in the swap agreements is tied to the same index as the purchases under the SWG and

- --------------------------------------------------------------------------------

purchased power contracts. These swap agreements, which expire during the summer months through 2006, were entered into with the goal of locking in fixed prices on at least 45% and not more than 80% of TEP's expected summer monthly gas risk prior to entering into the month. The swap agreements are marked to market on a monthly basis; however, since the agreements satisfy the requirements for cash flow hedge accounting, the unrealized gains and losses are recorded in Other Comprehensive Income, a component of Common Stock Equity, rather than being reflected in the income statement. As the gains and losses on these cash flow hedges are realized, a reclassification adjustment is recorded in Other Comprehensive Income for realized gains and losses that are included in net income.

     TEP and MEG's derivative activities are reported as follows:

                                                                 INCOME STATEMENT LINE
                                        -----------------------------------------------------------------------
                                                NET UNREALIZED GAINS                  NET REALIZED GAINS
                                                     AND LOSSES                           AND LOSSES
- ---------------------------------------------------------------------------------------------------------------
TEP Forward Sales Contracts             Electric Wholesale Sales               Electric Wholesale Sales
TEP Forward Purchase Contracts          Purchased Power                        Purchased Power
TEP Commodity Price Swaps               Other Comprehensive Income             Fuel Expense
                                        (Balance Sheet)
MEG Trading Activities                  Other Operating Revenues               Other Operating Revenues
- ----------------------------------------------------------------------------------------------------------------

     Although MEG's realized gains and losses on trading activities are reported net on UniSource Energy's income statement, the related cash receipts and cash payments are reported separately on UniSource Energy's statement of cash flows.

     The net pre-tax gains and losses from TEP and MEG's derivative activities were as follows:

                                                             Three Months Ended         Nine Months Ended
                                                               September 30,              September 30,
                                                             2004         2003          2004          2003
- -------------------------------------------------------------------------------------------------------------
                                                                         -Millions of Dollars-
TEP:
   Net Unrealized Gain on Forward Sales Contracts          $     0.5    $     0.3    $     1.3     $     0.2
   Net Unrealized Loss on Forward Purchase Contracts            (0.2)        (0.1)        (0.3)         (0.1)
   Net Unrealized Gain on Commodity Price Swaps                  1.3          -            3.4           -
   Net Realized Loss on Commodity Price Swaps                   (0.5)         -           (0.1)          -
MEG:
   Net Gain from Trading Activities                              1.1          0.7          1.0           0.3
- -------------------------------------------------------------------------------------------------------------

     TEP and MEG's derivative assets and liabilities are reported as follows:

                                                                        BALANCE SHEET LINE
                                                      -------------------------------------------------------
                                                               ASSETS                    LIABILITIES
- -------------------------------------------------------------------------------------------------------------
TEP (Net)                                             Other Current Assets       Other Current Liabilities
MEG (Including Emissions Allowance Inventory)         Trading Assets             Trading Liabilities
- -------------------------------------------------------------------------------------------------------------

     The fair value of TEP and MEG's derivative assets and liabilities were as follows:

                                            September 30,       December 31,
                                               2004                2003
- --------------------------------------------------------------------------------
                                                   -Millions of Dollars-
TEP:
   Net Derivative Assets (Liabilities)     $     4.1            $    (0.4)
MEG:
   Trading Assets                               87.7                 21.5
   Trading Liabilities                         (86.6)               (18.8)
- --------------------------------------------------------------------------------

     Beginning January 1, 2004, the settlement of forward purchase and sales contracts that do not result in physical delivery are recorded net as a component of Electric Wholesale Sales in TEP's income statement. For the three

- --------------------------------------------------------------------------------

months ended September 30, 2004, just over $1 million in sales were netted against just over $1 million in purchases, resulting in a small net loss. For the nine months ended September 30, 2004, $3 million in sales were netted against $3 million in purchases, resulting in a small net gain.


NOTE 7.  BUSINESS SEGMENTS
- --------------------------

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

     (4) UED developed generating resources and performed other project development activities, including the expansion of the Springerville Generating Station.

     Significant reconciling adjustments consist of the elimination of intercompany activity and balances. Millennium recorded revenue from transactions with TEP of $6 million and $4 million during the three-month periods ended September 30, 2004 and September 30, 2003, and $15 million and $11 million during the nine-month periods ended September 30, 2004 and September 30, 2003. TEP's related expense is reported in Other Operations and Maintenance expense on its income statement. Millennium's revenue and TEP's related expense are eliminated in UniSource Energy consolidation. Other significant reconciling adjustments include the elimination of the intercompany note between UniSource Energy and TEP, as well as the related interest income and expense.

     In June 2004, UED recognized an impairment loss on its note receivable from an investee of Haddington Energy Partners II, LP (Haddington). As discussed in
Note 8, Haddington wrote down its investment in this investee. As UED's recovery of the note receivable from the entity is subordinated to the rights of others, UED wrote off the entire $2 million balance due on the note at the time that Haddington determined that its investment was impaired.

     We record our percentage share of the earnings of affiliated companies, except for investments where we provide all of the financing, in which case we recognize 100% of the losses. See Note 8.

     We disclose selected financial data for our business segments in the following table:

- --------------------------------------------------------------------------------


                                                                        SEGMENTS                                         UNISOURCE
                                                  -------------------------------------------------    RECONCILING         ENERGY
                                                      TEP          UES       MILLENNIUM       UED      ADJUSTMENTS      CONSOLIDATED
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                              - Millions of Dollars -
INCOME STATEMENT
- ----------------
THREE MONTHS ENDED SEPTEMBER 30, 2004:
     Operating Revenues - External                $     272      $   62        $     1       $   -       $    -          $       335
     Operating Revenues - Intersegment                    -           -              6           -           (6)                   -
     Income (Loss) Before Income Taxes                   44           1             (2)          -           (2)                  41
     Net Income (Loss)                                   26           -             (1)          -           (1)                  24

THREE MONTHS ENDED SEPTEMBER 30, 2003 RESTATED
(SEE NOTE 1):
    Operating Revenues - External                 $     266      $   34        $     4       $   -       $    -          $       304
    Operating Revenues - Intersegment                     -           -              4           -           (4)                   -
    Income (Loss) Before Income Taxes                    55           -             (4)          -           (4)                  47
    Net Income (Loss)                                    32           -             (3)          -           (2)                  27

NINE MONTHS ENDED SEPTEMBER 30, 2004:
    Operating Revenues - External                 $      692     $   199       $     4       $   -       $    -          $       895
    Operating Revenues - Intersegment                      1           -            15           -          (16)                   -
    Income (Loss) Before Income Taxes                     80          10            (4)         (2)          (6)                  78
    Net Income (Loss)                                     45           6            (3)         (1)          (4)                  43

NINE MONTHS ENDED SEPTEMBER 30, 2003
RESTATED (SEE NOTE 1):
    Operating Revenues - External                 $      652     $    34       $     7       $   -       $    -          $       693
    Operating Revenues - Intersegment                      -           -            11           -          (11)                   -
    Income (Loss) Before Income Taxes and
      Cumulative Effect of Accounting Change              66           -           (20)          -          (10)                  36

    Net Income (Loss)                                    105           -           (12)          -           (6)                 87
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET
TOTAL ASSETS, SEPTEMBER 30, 2004                  $    2,757     $   318       $   241       $   4       $ (115)         $     3,205
TOTAL  ASSETS,  DECEMBER 31, 2003 RESTATED (SEE        2,767         309           181           3         (138)               3,122
(SEE NOTE 1)
- ------------------------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

NOTE 8.  MILLENNIUM
- -------------------

     See Note 7 for selected financial data of Millennium.

     Through affiliates, Millennium holds investments in unregulated energy and emerging technology companies. Millennium's assets represent 6% of UniSource Energy's total assets at September 30, 2004 and 4% at December 31, 2003. Under the acquisition agreement described in Note 2, UniSource Energy is limited as to the amount it can invest in Millennium in the future. Consequently, Millennium's ability to provide future funding for the operations of emerging companies could be affected.

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

     A brief summary of Millennium's investments follows:

     Global Solar Energy, Inc. (Global Solar) primarily develops and manufactures light weight thin-film photovoltaic cells and panels. Global Solar's target markets have included military, space and commercial applications. Millennium owns 99% of Global Solar. Millennium accounts for Global Solar under the consolidation method and recognizes 100% of Global Solar's losses. Global Solar recognizes expense when funding is used for research, development and administrative costs. During the first nine months of 2004, Millennium made no contributions to Global Solar. However, UniSource Energy provided $5 million to Global Solar under a tax sharing agreement. Millennium has no remaining funding commitments to Global Solar, other than the tax sharing agreement with UniSource Energy.

     Infinite Power Solutions, Inc. (IPS) develops thin-film lithium ion batteries. Millennium owns 72% of IPS and accounts for it under the consolidation method. IPS recognizes expense when funding is used for research, development and administrative costs. Millennium's debt commitment to IPS was $0.5 million at December 31, 2003. In April 2004, Millennium and Dow Corning Enterprises, Inc. (DCEI) committed to loan up to an additional $1 million each to IPS. During the first nine months of 2004, Millennium funded all $1.5 million of its commitments to IPS and DCEI funded its $1 million commitment. Millennium has no further funding commitments to IPS. Pursuant to the terms of the amended promissory notes with IPS, Millennium and DCEI have the right to convert at any time the outstanding debt amounts to equity ownership. DCEI holds warrants to purchase additional preferred shares of IPS that if exercised, could result in Millennium's ownership of IPS being reduced to as low as 59%.

     Millennium and DCEI are continuing to evaluate the ongoing viability of IPS. In the event the operations of IPS are discontinued, Millennium would recognize an after-tax loss of less than $1 million.

     MicroSat Systems, Inc. (MicroSat) develops small-scale satellites under a U.S. government contract. In February 2004, pursuant to a settlement agreement, the contract was terminated and MicroSat granted the government the right to use the design data and transferred all hardware assets developed under the contract to the government in exchange for the elimination of further cost-sharing obligations under the contract. These assets will be used under a new contract between MicroSat and the government, and may be used by the government for other satellite development contracts not involving MicroSat. However, MicroSat retains the right to use the design data on other government and commercial contracts. MicroSat had previously deferred $2 million, before tax, of revenues earned under the original contract. These revenues have now been recognized, and Millennium recorded the income in the first quarter of 2004. Millennium owns 35% of MicroSat and, as sole funder, recognizes 100% of MicroSat's net losses. Millennium made no contributions to MicroSat during the first nine months of 2004 and has no further funding commitments to MicroSat.

     MEG is a wholly-owned subsidiary of Millennium, which manages and trades emissions allowances, coal, and related financial instruments. MEG's activities are described in Note 6.

     Haddington funds energy-related investments. A member of the UniSource Energy Board of Directors has an investment in Haddington and is a managing director of the general partner of the limited partnership. Millennium committed

- --------------------------------------------------------------------------------

$15 million in capital, excluding fees, to Haddington in exchange for approximately 31% ownership. At September 30, 2004, Millennium had funded $12 million of this commitment, $2 million of which was funded during the first nine months of 2004. Millennium expects the balance to be funded over the next three years. In March 2004, Haddington sold one of its investments and recognized the related gain as income. In April 2004, Millennium received a $7 million distribution from Haddington related to the sale. In June 2004, Haddington wrote down another of its investments and recognized the related loss. Millennium's share of the loss was $2 million, before tax. Millennium recorded its share of Haddington's income and loss during the first nine months of 2004, which includes Haddington's gains and losses on investments. Millennium accounts for its investment in Haddington under the equity method.

     Valley Ventures III, LP (Valley Ventures) is a venture capital fund that invests in information technology, microelectronics and biotechnology, primarily within the southwestern U.S. Another member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. Millennium committed $6 million, including fees, to the fund and owns approximately 15% of the fund. As of September 30, 2004, Millennium had funded $2 million of this commitment, $1 million of which was funded during the first nine months of 2004. Millennium expects the balance to be funded by the end of 2007. Millennium accounts for this investment under the equity method due to an ability to exercise significant influence over the fund based on the related party affiliation disclosed above.

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

  NATIONS ENERGY CONTINGENCY

     In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherlands Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao), a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million receivable from Mirant Curacao. The receivable was recorded at its net present value of $8 million using an 8% discount rate, the discount being recognized as interest income over the five-year life of the receivable. As of September 30, 2004, Nations Energy's receivable from Mirant Curacao was approximately $8 million. The receivable is primarily included in Investments and Other Property - Other on UniSource Energy's balance sheet. The first payment of $2 million on the receivable was received in June 2004. The remaining payments are expected to be received as follows: $4 million in July 2005 and $5 million in July 2006.

     The receivable is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. On July 14, 2003, Mirant, Mirant Americas, Inc. and various other Mirant companies filed for Chapter 11 bankruptcy protection. Mirant Curacao was not included in the Chapter 11 filings. Projected cash flows for the power project support the expectation that Mirant Curacao will have sufficient future cash flows to pay the remaining receivable and any applicable interest. However, Nations Energy cannot predict the ultimate outcome that Mirant's bankruptcy will have on the collectibility of the receivable from Mirant Curacao. Nations Energy will continue to evaluate the collectibility of the receivable, but currently expects to collect the receivable in its entirety and has not recorded any reserve for this receivable.

  MILLENNIUM COMMITMENTS

- --------------------------------------------------------------------------------

     Millennium's funding levels and share ownership in its investments are subject to change in the future. Millennium has no remaining debt commitments and its outstanding equity commitments are currently limited to $4 million to Haddington and $3 million to Valley Ventures. Millennium may commit to provide additional funding to its investments in the future.

     Global Solar had commitments to incur future expenses relating to government contracts totaling less than $1 million at September 30, 2004 and $1 million at December 31, 2003.


NOTE 9.  COMMITMENTS AND CONTINGENCIES
- --------------------------------------

   MILLENNIUM COMMITMENTS AND CONTINGENCY

     See Note 8 for a description of Millennium's commitments and contingency.

   UNISOURCE ENERGY CONTINGENCIES

   LITIGATION CONCERNING THE PROPOSED ACQUISITION AGREEMENT

     On August 26, 2004, the Pennsylvania Avenue Event Driven Fund filed a class action complaint in the Superior Court of the State of Arizona on behalf of the holders of UniSource Energy common stock against UniSource Energy and its directors (Pennsylvania Ave. Event Driven Fund v. UniSource Energy Corp., et al. (D. Ariz.)) relating to the proposed acquisition of UniSource Energy by an affiliate of Saguaro Utility. The plaintiff alleges, among other things, that members of UniSource Energy's board of directors breached their fiduciary duties to UniSource Energy's shareholders in connection with the proposed acquisition by tailoring the acquisition to meet the specific needs of Saguaro Utility and basing the acquisition on financial results of UniSource Energy that were subsequently restated to recognize additional net income. The plaintiff is seeking to enjoin the acquisition, which was approved by shareholders of UniSource Energy in March 2004. UniSource Energy's motion to dismiss the action is pending before the court. UniSource Energy believes that the lawsuit is without merit and will vigorously contest it.

  ACQUISITION FEES

     UniSource Energy has entered into agreements with New Harbor Incorporated (New Harbor) and Morgan Stanley & Co. Incorporated (Morgan Stanley) in connection with the acquisition of UniSource Energy by Saguaro Utility. The transaction fee payable to New Harbor is $9 million. UniSource Energy paid New Harbor $2 million upon announcement of the transaction in November 2003, with the balance of the transaction fee contingent and payable upon the closing of the transaction. In connection with the acquisition, UniSource Energy has agreed to pay Morgan Stanley a transaction fee of up to $3 million, which includes their monthly advisory fee. UniSource Energy paid Morgan Stanley $1 million in November 2003 and $0.4 million in April 2004 upon shareholders approving the transaction, and will pay Morgan Stanley $1 million contingent and payable upon the acquisition closing. These transaction fees, which were expensed as incurred, are included in Other Operations and Maintenance Expense in UniSource Energy's Statements of Income and in Payment of Other Operation and Maintenance Costs in UniSource Energy's Statements of Cash Flows.

     In certain circumstances, in the event of termination of the acquisition agreement, UniSource Energy would be required to pay Saguaro Acquisition Corp.'s expenses and a termination fee in an aggregate amount of up to $25 million.

  TEP CONTINGENCIES

  SPRINGERVILLE GENERATING STATION COMPLAINT

     Environmental activist groups have expressed concerns regarding the construction of any new units at the Springerville Generating Station. In January 2003, environmental activist groups appealed an ACC Order affirming the ACC's approval of the expansion at the Springerville Generating Station to the

- --------------------------------------------------------------------------------

Superior Court of the State of Arizona. On October 22, 2003, the Superior Court affirmed the ACC's issuance of the Certificate of Environmental Compatibility for Springerville Generating Station. The Court granted TEP and the ACC's motion for summary judgment from the environmental activist groups. The environmental activist groups appealed the Superior Court decision on December 30, 2003 and filed an amended notice of appeal on January 2, 2004 with the Arizona Court of Appeals. Oral argument in the Court of Appeals was conducted on October 13, 2004 and a decision by the Court is currently pending.

     In November 2001, the Grand Canyon Trust (GCT), an environmental activist group, filed a complaint in U.S. District Court against TEP for alleged violations of the Clean Air Act at the Springerville Generating Station. The complaint alleged that more stringent emission standards should apply to Units 1 and 2. These standards could require new permits and the installation of additional facilities, meeting Best Available Control Technology standards, for the continued operation of Units 1 and 2. In 2002, the U.S. District Court granted TEP's motion for summary judgment on one of the primary issues in the case: whether TEP commenced construction within 18 months and/or by March 19, 1979, after the original 1977 air permit covering Units 1 and 2 was issued. The Court found that TEP had commenced construction of the Springerville Generating Station in the time periods required by the original permits. There were two remaining allegations: that (a) TEP discontinued construction for a period of 18 months or longer and did not complete construction in a reasonable period of time, and (b) TEP did not commence construction, for purposes of New Source Performance Standard applicability, by September 18, 1978. On March 4, 2003, the U.S. District Court determined that the GCT had not commenced the case on a timely basis and dismissed the case. The GCT appealed this decision to the U.S. Court of Appeals for the 9th Circuit. On September 2, 2004, the 9th U.S. Circuit Court of Appeals vacated the U.S. District Court's decision on both the summary judgment and the timeliness grounds, and remanded the proceedings for further consideration by the U.S. District Court. TEP has filed a petition for rehearing of the 9th Circuit Court decision. If the petition for rehearing is not granted, and TEP decides not to appeal the 9th Circuit Court decision to the U.S. Supreme Court, the case would be remanded to the U.S. District Court.

     TEP believes these claims are without merit and intends to continue to vigorously contest them.

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

     TEP may have to pay a portion of any settlement or the cost of new pollution control equipment installed based on its ownership of San Juan. Because settlement negotiations are ongoing, and the matter may proceed to trial, TEP is unable to predict the outcome of this litigation and claims.

- --------------------------------------------------------------------------------

  POSTRETIREMENT AND PENSION BENEFIT COSTS AT VARIOUS GENERATING STATIONS

     The coal suppliers to Springerville Generating Station and each of TEP's remote generating stations have submitted demands for payment by TEP of postretirement and pension benefit costs for these coal suppliers' employees under the coal supply agreements with TEP.

     Navajo Generating Station: Peabody Western Coal Company (Peabody), the coal supplier to the Navajo Generating Station, has filed a lawsuit against the participants at Navajo, including TEP, for retiree postretirement benefit costs. TEP owns 7.5% of the Navajo Generating Station. The Navajo participants and Peabody have agreed to stay the discovery process in this litigation until February 28, 2005 to allow the parties additional time to negotiate a potential settlement.

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

     Four Corners Generating Station: The claim for postretirement at Four Corners was settled as part of the coal contract extension. TEP paid $0.3 million for postretirement benefits in September 2003.

  ENVIRONMENTAL RECLAMATION AT REMOTE GENERATING STATIONS

     TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure. When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the respective coal supply agreement. At September 30, 2004, TEP estimates its undiscounted final reclamation liability to be $42 million, and the present value of TEP's liability for final reclamation approximates $12 million at the expiration dates of the coal supply agreements.

     Amounts recorded for final reclamation are subject to various assumptions and determinations, such as estimating the costs of reclamation, estimating when final reclamation will occur, and the credit-adjusted risk-free interest rate to be used to discount future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as expense for post-term reclamation. TEP does not believe that recognition of its final reclamation obligations will be material to TEP in any single year since recognition occurs over the remaining lives of its coal supply agreements.

  GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are 1) UES' guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens Arizona gas and electric utility assets, 2) UniSource Energy's guarantee of approximately $8 million in natural gas transportation and supply payments in addition to building and equipment lease payments for UNS Gas, UNS Electric, and subsidiaries of Millennium, and 3) Millennium's guarantee of approximately $4 million in commodity-related payments for MEG and building lease payments for a subsidiary at September 30, 2004. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in UniSource Energy's consolidated balance sheets.

- --------------------------------------------------------------------------------

     In addition, UniSource Energy and its subsidiaries have indemnified the purchasers of interests in certain investments from additional taxes due for years prior to the sale of such investments. The terms of the indemnifications provide for no limitation on potential future payments; however, we believe that we have abided by all tax laws and paid all tax obligations. We have not made any payments under the terms of these indemnifications to date.

     We believe that the likelihood UniSource Energy, UES, or Millennium would be required to perform or otherwise incur any significant losses associated with any of these guarantees or indemnities is remote.


NOTE 10.  TEP WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
- ----------------------------------------------------------

     TEP's Accounts Receivable from Electric Wholesale Sales, included in Trade Accounts Receivable on the balance sheet, totaled $19 million at September 30, 2004 and $26 million at December 31, 2003, net of allowances. TEP's Allowance for Doubtful Accounts on the balance sheet includes $13 million at September 30, 2004 and $10 million at December 31, 2003 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000. Excluding the receivables from the CPX and the CISO, substantially all of the September 30, 2004 wholesale receivable balance has been collected as of the date of this filing.

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


NOTE 11.  UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
- ---------------------------------------------------

     Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes that proceeds from the hypothetical exercise of stock options and other equity-based awards are used to repurchase outstanding shares of stock at the average fair market price during the reporting period. The numerator in calculating both basic and diluted earnings per share for each period is net income. The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

- --------------------------------------------------------------------------------

                                                                           Three Months Ended       Nine Months Ended
                                                                             September 30,            September 30,
                                                                            2004        2003         2004       2003
- ------------------------------------------------------------------------------------------------------------------------
                                                                                       - In Thousands -
Denominator:
 Average Shares of Common Stock Outstanding                                34,464      33,838       34,347     33,799
 Effect of Dilutive Securities:
  Options and Stock Issuable under Employee Benefit Plans                     649         532          672        453
- -------------------------------------------------------------------------------------------------------------------------
Total Shares                                                               35,113      34,370       35,019     34,252
=========================================================================================================================

     There were no antidilutive options outstanding during the three month and nine month periods ended September 30, 2004. Options to purchase 20,000 shares of common stock at $18.84 per share were outstanding during the three months ended September 30, 2003 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive. Similarly, an average of 365,000 antidilutive options was excluded from the year to date computation of diluted EPS for the nine months ended September 30, 2003.


NOTE 12.  EMPLOYEE BENEFITS PLANS
- ---------------------------------

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

     FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), provides guidance related to accounting for the federal subsidy available to certain employers providing retirees with prescription drug benefits. For public companies, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Adoption of FSP 106-2 is not expected to have a significant impact on our postretirement benefit costs or cash flows because prescription drug coverage is only available to a limited number of UniSource Energy retirees who are Medicare eligible.

- --------------------------------------------------------------------------------

  COMPONENTS OF NET PERIODIC BENEFIT COST

     The components of net periodic benefit costs are as follows:

                                                                                  OTHER POSTRETIREMENT
                                                          PENSION BENEFITS              BENEFITS
                                                     ----------------------------------------------------
                                                         Three Months Ended        Three Months Ended
                                                            September 30,            September 30,
                                                          2004         2003          2004        2003
- ---------------------------------------------------------------------------------------------------------
                                                                     -Millions of Dollars -
COMPONENTS OF NET PERIODIC BENEFIT COST
   Service Cost                                         $  1.5       $  1.2        $  0.5      $  0.4
   Interest Cost                                           2.4          2.1           0.9         1.0
   Expected Return on Plan Assets                         (2.7)        (2.3)            -           -
   Prior Service Cost Amortization                         0.5          0.4          (0.4)       (0.4)
   Recognized Actuarial Loss                               0.4          0.5           0.5         0.6
- ---------------------------------------------------------------------------------------------------------
      NET PERIODIC BENEFIT COST                         $  2.1       $  1.9        $  1.5      $  1.6
=========================================================================================================

                                                                                  OTHER POSTRETIREMENT
                                                          PENSION BENEFITS              BENEFITS
                                                     ----------------------------------------------------
                                                          Nine Months Ended        Nine Months Ended
                                                            September 30,            September 30,
                                                          2004         2003          2004        2003
- ---------------------------------------------------------------------------------------------------------
                                                                     -Millions of Dollars -
COMPONENTS OF NET PERIODIC BENEFIT COST
   Service Cost                                         $  4.5       $  3.6        $  1.5      $  1.2
   Interest Cost                                           7.2          6.3           2.7         3.0
   Expected Return on Plan Assets                         (8.1)        (6.9)            -           -
   Prior Service Cost Amortization                         1.5          1.2          (1.2)       (1.2)
   Recognized Actuarial Loss                               1.2          1.5           1.5         1.8
- ---------------------------------------------------------------------------------------------------------
      NET PERIODIC BENEFIT COST                         $  6.3       $  5.7        $  4.5      $  4.8
=========================================================================================================

  EMPLOYER CONTRIBUTIONS

     As of September 30, 2004, TEP and UES had funded their anticipated contributions for 2004 of $5 million and $1 million, respectively.


NOTE 13.  EQUITY-BASED COMPENSATION PLANS
- -----------------------------------------

     We account for UniSource Energy's two equity-based compensation plans, the Directors' Plan and the Omnibus Plan, under the recognition and measurement principles of APB 25 as allowed under FAS 123. See Note 1.

     The acquisition agreement discussed in Note 2 limits the amount of capital stock that UniSource Energy can issue under its stock plans and requires that both of UniSource Energy's stock plans must be terminated upon closing of the merger. Additionally, both plans contain "Change in Control" provisions that provide for accelerated vesting of awards when certain conditions are met. The March 29, 2004 shareholder vote to approve the proposed merger triggered 100% vesting of all awards under the Omnibus Plan. The provision in the Directors' Plan results in 100% vesting of all awards if and when the merger is consummated. Under the terms of the Omnibus Plan, no awards may be made after February 3, 2004.

- --------------------------------------------------------------------------------

     At September 30, 2004, we had stock options, stock units and restricted stock grants outstanding as discussed below.

  STOCK OPTIONS

     No stock options were granted under the Directors' Plan during the nine months ended September 30, 2004 or during the third quarter of 2003. A total of 22,418 stock options were granted under this plan during the nine-month period ended September 30, 2003. There were no stock options granted to key employees under the Omnibus Plan during the nine months ended September 30, 2004 or during the third quarter of 2003. Key employees were awarded 97,818 stock options under this plan during the nine months ended September 30, 2003. Director stock option awards currently vest over three years, become exercisable in one-third increments on each anniversary date of the grant, and expire on the tenth anniversary of the grant.

     A summary of the stock option activity of the Directors' Plan and Omnibus Plan is as follows:

                                                       Nine Months Ended September 30,
                                                    2004                              2003
- --------------------------------------------------------------------------------------------------------
                                                          WEIGHTED                          Weighted
                                                          AVERAGE                           Average
                                                          EXERCISE                          Exercise
                                           SHARES          PRICE             Shares          Price
- --------------------------------------------------------------------------------------------------------
Options Outstanding,
  Beginning of Period                     2,478,551        $16.04          2,576,282        $15.77
   Granted                                        -             -            120,236        $17.77
   Exercised                               (372,466)       $15.17            (24,569)       $13.47
   Forfeited                                 (2,613)       $13.86            (14,529)       $14.24
                                      -----------------                  ----------------
Options Outstanding,
  End of Period                           2,103,472        $16.20          2,657,420        $15.89
                                      =================                  ================
Options Exercisable,
  End of Period                           2,081,201        $16.18          1,851,543        $15.13

Weighted Average Remaining Contractual Life at September 30, 2004:                    5.93
- --------------------------------------------------------------------------------------------------------

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

     Stock options awarded on January 1, 2002 accrue dividend equivalents that are paid in cash on the earlier of the date of exercise of the underlying option or the date the option expires. Compensation expense is recognized on the dividend payment date. No compensation expense was recognized for dividend equivalents in the third quarter of 2004 as no dividends were paid during the quarter. We recognized compensation expense for dividend equivalents on stock option grants of $0.2 million for the nine month period ended September 30, 2004, $0.1 million for the three month period ended September 30, 2003, and $0.3 million for the nine month period ended September 30, 2003.

  RESTRICTED STOCK AND STOCK UNITS

     There were no new restricted stock awards granted to directors in the third quarter of 2004 or 2003. In the first quarter of 2004 and 2003, we granted restricted stock awards to directors totaling 6,480 shares and 5,157 shares, respectively. The grant date fair value of the shares was $24.68 per share in 2004 and $17.44 per share in 2003. Directors may elect to receive stock units in lieu of restricted shares. As discussed above, Directors' awards were not affected by the shareholder vote to approve the proposed merger. The restricted shares or stock units become 100% vested on the third anniversary of the grant date, or upon consummation of the merger. Compensation expense equal to the fair market value on the date of the award is recognized over the vesting period. We

- --------------------------------------------------------------------------------

recorded compensation expense related to these awards of less than $0.1 million for each of the three and nine month periods ended September 30, 2004 and 2003.

     There were no new stock unit awards granted under the Omnibus Plan in the nine month periods ended September 30, 2004 or 2003. When awards are granted, compensation expense equal to the fair market value on the date of the award is recognized over a three or four year vesting period. All stock unit awards under the Omnibus Plan were fully vested as of March 6, 2004 and were not impacted by the shareholder vote to approve the proposed merger. Fully vested but unissued stock unit awards earn stock dividend equivalents. We recognized compensation expense for stock dividend equivalents of $0.1 million during the third quarter of 2004. We recognized compensation expense related to earlier awards of less than $0.1 million for the three months ended September 30, 2003 and for each of the nine month periods ended September 30, 2004 and 2003.

  PERFORMANCE SHARES

     In May 2003, the Board of Directors approved a grant of performance shares to key employees under the Omnibus Plan. The shares were to be awarded at the end of a three-year performance period based on goal attainment. The grant date fair value was $17.84 per share. Compensation expense was initially recorded over the performance period based on the anticipated number and market value of shares to be awarded. As a result of the shareholder vote to approve the proposed merger, 53,566 performance shares vested and were distributed. Compensation expense of $2 million was recorded in the first quarter of 2004 for this award. No compensation expense was recognized in the third quarter of 2003 for this award. We recognized compensation expense of $0.4 million related to performance shares for the nine month period ended September 30, 2003.


NOTE 14.  INCOME AND OTHER TAXES
- --------------------------------

  INCOME TAXES

     The differences between the income tax expense and the amount obtained by multiplying pre-tax income (loss) before cumulative effect of accounting change by the U.S. statutory federal income tax rate of 35% are as follows:

                                                                                             UNISOURCE ENERGY
                                                                        ------------------------------------------------------------
                                                                            Three Months Ended             Nine Months Ended
                                                                               September 30,                 September 30,
                                                                            2004     2003                2004            2003
                                                                                   RESTATED                            RESTATED
                                                                                  (SEE NOTE 1)                       (SEE NOTE 1)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                           -Thousands of Dollars -

FEDERAL INCOME TAX EXPENSE AT STATUTORY RATE                             $ 14,314   $ 16,389          $ 27,189        $ 12,508
   State Income Tax Expense, Net of Federal Deduction                       1,882      2,153             3,574           1,645
   Depreciation Differences (Flow Through Basis)                              789      1,086             2,367           3,259
   Tax Credits                                                               (346)      (380)             (604)         (1,140)
   Valuation Allowance                                                          -          -               500               -
   Other                                                                      460        201             1,637             295
- ------------------------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                                         17,099     19,449            34,663          16,567
- ------------------------------------------------------------------------------------------------------------------------------------
TAX ON CUMULATIVE EFFECT OF ACCOUNTING CHANGE (SEE NOTE 5)                      -          -                 -          44,236
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL FEDERAL AND STATE INCOME TAX EXPENSE                               $ 17,099   $ 19,449          $ 34,663        $ 60,803
====================================================================================================================================

- --------------------------------------------------------------------------------

                                                                                                    TEP
                                                                       ------------------------------------------------------------
                                                                            Three Months Ended             Nine Months Ended
                                                                               September 30,                 September 30,
                                                                            2004     2003                2004            2003
                                                                                    RESTATED                           RESTATED
                                                                                  (SEE NOTE 1)                       (SEE NOTE 1)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                           -Thousands of Dollars -

FEDERAL INCOME TAX EXPENSE AT STATUTORY RATE                             $ 15,549   $ 19,106          $ 28,053        $ 23,081
   State Income Tax Expense, Net of Federal Deduction                       2,043      2,511             3,687           3,034
   Depreciation Differences (Flow Through Basis)                              789      1,086             2,367           3,259
   Tax Credits                                                               (346)      (380)             (604)         (1,140)
   Valuation Allowance                                                          -          -               500               -
   Other                                                                      169         72             1,116             108
- ------------------------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE                                                         18,204     22,395            35,119          28,342
- ------------------------------------------------------------------------------------------------------------------------------------
TAX ON CUMULATIVE EFFECT OF ACCOUNTING CHANGE (SEE NOTE 5)                      -          -                 -          44,236
- ------------------------------------------------------------------------------------------------------------------------------------
TOTAL FEDERAL AND STATE INCOME TAX EXPENSE                               $ 18,204   $ 22,395          $ 35,119        $ 72,578
====================================================================================================================================

  OTHER TAXES

     TEP and UES act as conduits or collection agents for excise tax (sales tax) as well as franchise fees and regulatory assessments. They record liabilities payable to governmental agencies when electricity is delivered to customers. Neither the amounts billed nor payable are reflected in the income statement.


NOTE 15.  NEW ACCOUNTING PRONOUNCEMENTS
- ---------------------------------------

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

     See our discussion of FSP 106-2 in Note 12 above.

     In July 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock (EITF 02-14). EITF 02-14 concludes that an investor that has the ability to exercise significant influence over the operating and financial policies of an investee should apply the equity method of accounting only when it has an investment in common stock or an investment that is in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 is not expected to have a significant impact on our financial statements.

- --------------------------------------------------------------------------------

     In June 2004, the EITF published Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides application guidance on impairment of securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments and requires certain quantitative and qualitative disclosures for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements are effective for reporting periods ending after December 31, 2003. The FASB issued FSP EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in September 2004 delaying the effective date of the application guidance on impairment of securities. The adoption of EITF 03-1 is not expected to have a significant impact on our financial statements.

     In August 2003, the EITF published Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not "Held for Trading Purposes" as Defined in EITF Issue No. 02-3 (EITF 03-11). EITF 03-11 discusses whether realized gains and losses should be shown gross or net in the income statement for contracts that are not held for trading purposes, as defined in EITF 02-3, but are derivatives subject to FAS 133. Determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances with respect to the various activities of the entity. Retroactive application of EITF 03-11 is not required. Beginning January 1, 2004, the realized gains and losses on derivative instruments that are not held for trading purposes but are eventually net settled are shown net in the income statement. The impact of adopting EITF 03-11 was immaterial as of September 30, 2004. See Note 6.

- --------------------------------------------------------------------------------

NOTE 16.  SUPPLEMENTAL CASH FLOW INFORMATION
- --------------------------------------------

     A reconciliation of net income to net cash flows from operating activities follows:

                                                                                                UNISOURCE ENERGY
                                                                                         --------------------------------
                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                              2004            2003
                                                                                                            RESTATED
                                                                                                           SEE NOTE 1
- -------------------------------------------------------------------------------------------------------------------------
                                                                                              -Thousands of Dollars-

NET INCOME                                                                                 $  43,021        $ 86,642
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS
     Cumulative Effect of Accounting Change-Net of Tax                                             -         (67,471)
     Depreciation and Amortization Expense                                                   108,068          95,472
     Depreciation Recorded to Fuel and Other O&M Expense                                       4,636           4,300
     Amortization of Transition Recovery Asset                                                39,712          25,266
     Net Unrealized Gain on TEP Forward Electric Sales                                        (1,272)           (176)
     Net Unrealized Loss on TEP Forward Electric Purchases                                       250             137
     Net Unrealized Gain on MEG Trading Activities                                            (4,020)         (2,644)
     Amortization of Deferred Debt-Related Costs included in Interest Expense                  4,461           2,223
     Provision for Bad Debts                                                                   2,096           4,018
     Deferred Income Taxes                                                                    11,544          16,941
     (Gains) Losses from Equity Method Entities                                               (5,744)          2,391
     Other                                                                                    17,012           3,187
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                                 (18,516)        (25,534)
         Materials and Fuel Inventory                                                         (5,453)         (2,332)
         Accounts Payable                                                                     12,729         (10,231)
         Interest Accrued                                                                    (20,576)        (16,976)
         Taxes Accrued                                                                        37,173          12,658
         Other Current Assets                                                                (49,599)         (9,888)
         Other Current Liabilities                                                            73,799          18,119
- -------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS - OPERATING ACTIVITIES                                                      $ 249,321       $ 136,102
=========================================================================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
- ----------------------------------------------------------------

                                                                                                       TEP
                                                                                         --------------------------------
                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                              2004          2003
                                                                                                          RESTATED
                                                                                                          SEE NOTE 1
- ---------------------------------------------------------------------------------------- ---------------- ---------------
                                                                                             -Thousands of Dollars-

NET INCOME                                                                                     $ 45,033  $  105,076
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS
     Cumulative Effect of Accounting Change-Net of Tax                                                -     (67,471)
     Depreciation and Amortization Expense                                                       94,035      89,976
     Depreciation Recorded to Fuel and Other O&M Expense                                          4,636       4,300
     Amortization of Transition Recovery Asset                                                   39,712      25,266
     Net Unrealized Gain on TEP Forward Electric Sales                                           (1,272)       (176)
     Net Unrealized Loss on TEP Forward Electric Purchases                                          250         137
     Amortization of Deferred Debt-Related Costs included in Interest Expense                     4,231       2,199
     Provision for Bad Debts                                                                      1,171       3,910
     Deferred Income Taxes                                                                        8,781      25,504
     Gains from Equity Method Entities                                                             (190)       (132)
     Interest on Note Receivable from UniSource Energy                                           (6,984)     (7,660)
     Other                                                                                       17,779       8,652
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                                    (26,721)    (23,204)
         Materials and Fuel Inventory                                                            (3,259)       (801)
         Accounts Payable                                                                         7,642      (1,046)
         Interest Accrued                                                                       (17,716)    (18,661)
         Taxes Accrued                                                                           39,489      12,342
         Other Current Assets                                                                     6,187       7,541
         Other Current Liabilities                                                                2,882      (1,127)
- -------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS - OPERATING ACTIVITIES                                                          $215,686  $  164,625
=========================================================================================================================


NOTE 17.  REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
- -----------------------------------------------------------------

     With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month and nine month periods ended September 30, 2004 and 2003, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 8, 2004 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

     Management's Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy Corporation (UniSource Energy) and its four primary business segments and includes the following:

     o    outlook and strategy,
     o operating results during the third quarter and first nine months of 2004 compared with the same periods in 2003,
     o    factors which affect our results and outlook,
     o liquidity, capital needs, capital resources, and contractual obligations,
     o    dividends, and
     o    critical accounting policies.

     Management's Discussion and Analysis should be read in conjunction with UniSource Energy and Tucson Electric Power Company's (TEP) 2003 Form 10-K and with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the three months and nine months ended September 30, 2004 and 2003. Certain information in Management's Discussion and Analysis of Financial Condition and Results of Operations for UniSource Energy and TEP has been restated. For further information, see Note 1 of Notes to Condensed Consolidated Financial Statements - Nature of Operations, Basis of Accounting and Equity-Based Compensation. Management's Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

     References in this report to "we" and "our" are to UniSource Energy and its subsidiaries, collectively.

OVERVIEW OF CONSOLIDATED BUSINESS
- ---------------------------------

     UniSource Energy is a holding company that has no significant operations of its own. Operations are conducted by UniSource Energy's subsidiaries, each of which is a separate legal entity with its own assets and liabilities. UniSource Energy owns substantially all of the outstanding common stock of TEP, and all of the outstanding common stock of UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium), and UniSource Energy Development Company (UED).

     TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years. UES began operations in August 2003. UES, through its two operating subsidiaries, provides gas and electric service to 30 communities in northern and southern Arizona. Millennium invests in unregulated businesses, including a developer and manufacturer of thin-film photovoltaic cells and modules. UED engages in developing generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station. We conduct our business in these four primary business segments -- TEP's Electric Utility Segment, UES' Gas and Electric Utility Segment, the Millennium Businesses Segment, and the UED Segment.

     TEP is the principal operating subsidiary of UniSource Energy and, at September 30, 2004, represented approximately 84% of its assets. The seasonal nature of TEP's business causes operating results to vary significantly from quarter to quarter. UniSource Energy's results for the nine months ended September 30, 2004 include three full quarters of operations of UES. UES was not in operation during the first seven months and eleven days of 2003. Due to sales of both winter-peaking gas and summer-peaking electricity, UES' consolidated operating results are expected to be less seasonal than TEP's. Although representing approximately 6% of UniSource Energy's total assets, losses from Millennium's unregulated businesses had a significant impact on earnings reported by UniSource Energy for the three and nine months ended September 30, 2004 and 2003. UED's unregulated business segment, which was established in February 2001, had a significant impact on our consolidated net income and cash flows in the fourth quarter of 2003 since the financial closing of Springerville Unit 3 occurred on October 21, 2003. UED operations did not have a significant impact on net income or cash flow in the first nine months of 2003 or 2004, nor is it expected to in future periods.

OUTLOOK AND STRATEGIES

     AGREEMENT AND PLAN OF MERGER

     On November 21, 2003, UniSource Energy and Saguaro Acquisition Corp., a Delaware corporation, entered into an acquisition agreement providing for the acquisition of all of the common stock of UniSource Energy for $25.25 per share by an affiliate of Saguaro Utility Group L.P., an Arizona limited partnership (Saguaro Utility), whose general partner is Sage Mountain, L.L.C. and whose limited partners include investment funds affiliated with Kohlberg Kravis Roberts & Co., L.P., J.P. Morgan Partners, LLC and Wachovia Capital Partners. Frederick B. Rentschler is the managing member of Sage Mountain, L.L.C., an Arizona limited liability company.

     Pursuant to the terms of the acquisition agreement, Saguaro Acquisition Corp., a wholly-owned and indirect subsidiary of Saguaro Utility, will merge with and into UniSource Energy. UniSource Energy will be the surviving corporation, but will become an indirect wholly-owned subsidiary of Saguaro Utility. Trading in our stock on the New York Stock Exchange and the Pacific Exchange will cease immediately as of the effective time of the acquisition. After that time, the surviving corporation will delist our shares from the New York Stock Exchange and the Pacific Exchange and de-register our shares under the Securities Exchange Act of 1934, as amended. UniSource Energy and TEP's headquarters will remain in Tucson, and we expect that UniSource Energy and TEP's senior management team will remain generally the same.

     Upon the closing of the acquisition, Saguaro Utility will cause the surviving corporation to pay approximately $880 million in cash to UniSource Energy's shareholders and holders of stock options, stock units, restricted stock and performance shares awarded under our stock-based compensation plans. In connection with the closing of the acquisition, Saguaro Utility intends to cause the surviving corporation (i) to repay the $95 million inter-company loan to UniSource Energy from TEP and (ii) to contribute up to $168 million of equity to TEP. TEP will use a significant portion of these proceeds to retire outstanding debt.

     On March 25, 2004, an affiliate of Saguaro Utility entered into a $410 million credit agreement in connection with a commitment obtained by Saguaro Utility from lenders in November 2003. The credit agreement will be funded upon closing of the acquisition of UniSource Energy. It includes a $50 million revolving credit facility for general corporate purposes and a $360 million term loan to be used to fund a portion of the acquisition. The lenders' obligations to make such loans are subject to various closing conditions customary for credit facilities to be used in an acquisition of this type. The lenders' financing commitments under this credit agreement expire on February 21, 2005.

     UniSource Energy's shareholders approved the acquisition agreement at a special meeting on March 29, 2004. The acquisition still requires approval by the Arizona Corporation Commission (ACC), and the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act, and the satisfaction of other conditions set forth in the acquisition agreement. UniSource Energy filed an application with the ACC for approval of the acquisition on December 29, 2003. The requirements under the Hart-Scott-Rodino Antitrust Improvement Act were satisfied on March 19, 2004. Saguaro Utility filed an application with the SEC for approval of the acquisition on March 30, 2004. On October 12, 2004, the Federal Energy Regulatory Commission (FERC) issued an order approving the proposed acquisition.

     Public hearings on the ACC application were conducted before an administrative law judge (ALJ) and concluded on July 1, 2004. In its testimony before the ALJ, the staff of the ACC stated that UniSource Energy had addressed many of the concerns raised in its initial testimony filed on April 30, 2004. The staff indicated its continued concern regarding a few remaining issues related to financial protection of the utility businesses from UniSource Energy and service quality and reliability. However, the staff indicated it would adopt a neutral position on the acquisition if certain conditions were met. The Residential Utility Consumer Office (RUCO) filed initial testimony on April 30, 2004, participated in the ALJ hearings and continues to oppose the acquisition. Since the conclusion of the hearings, all parties have filed initial briefs and reply briefs with the ALJ that supported their respective positions.

     On November 8, 2004, the ALJ recommended that the ACC deny the application of Unisource Energy seeking ACC approval for the acquisition. The ALJ's recommendation was contained in a form of opinion and order which concludes that the acquisition is not in the public interest.

     UniSource Energy vigorously disputes the ALJ's recommendation, which is not binding on the ACC. The ACC rules permit the filing of exceptions to the ALJ's recommendation, and Unisource Energy intends to file exceptions. Following the filing of exceptions, the ACC and its staff will set the date for an open meeting of the ACC to deliberate the acquisition. The ACC will then issue its own opinion and order regarding the acquisition.

     Either UniSource Energy or Saguaro Acquisition Corp. may terminate the acquisition agreement in certain circumstances, including if the acquisition is not consummated by March 31, 2005 or certain regulatory approvals are not obtained. In certain circumstances, upon the termination of the acquisition agreement, UniSource Energy would be required to pay Saguaro Acquisition Corp.'s expenses related to the acquisition agreement and a termination fee in an aggregate amount of up to $25 million. In the event that the ACC denies the acquisition, issues an order approving the acquisition which does not satisfy the conditions of the acquisition agreement or fails to approve the transaction by March 31, 2005, Saguaro Acquisition Corp. may terminate the acquisition agreement and UniSource Energy would be obligated to reimburse up to $7 million of its expenses.

     While UniSource Energy is hopeful that the ACC will recognize the benefits of the acquisition and approve the transaction, in light of the ALJ's recommendation we are unable to predict whether the required regulatory approvals will be obtained in order to permit the transaction to close. If the required regulatory approvals are obtained and the other closing conditions are satisfied, we would expect to close the transaction by the end of the first quarter of 2005.

     OPERATING PLANS AND STRATEGIES

     Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors. Our plans and strategies include the following:

     o Obtain all necessary regulatory approvals and satisfy all of the other closing conditions contained in the acquisition agreement so that the acquisition of UniSource Energy by an affiliate of Saguaro Utility can occur.

     o Integrate UES' businesses with UniSource Energy's other businesses to achieve the strategic and financial objectives of the acquisition.

     o Oversee the construction of Springerville Unit 3 and continue to enhance the value of existing assets by working with Salt River Project to facilitate the development of Springerville Unit 4.

     o Enhance the value of TEP's transmission system while continuing to provide reliable access to generation for TEP's retail customers and market access for all generating assets. This will include focusing on completing the Tucson - Nogales transmission line, which would improve reliability for customers of UNS Electric and could eventually be connected to Mexico's utility system.

     o Continue to manage our existing Millennium investments to maximize their value.

     o Increase production and sales of Global Solar's thin-film photovoltaic cells and seek strategic partners.

     o    Promote economic development in our service territories.

     o    Reduce TEP's debt, using some of our excess cash flows.

     o Efficiently manage our generation, transmission and distribution resources and look for ways to control our operating expenses while maintaining and enhancing reliability and profitability.

     o Expand TEP's portfolio of generating and purchased power resources to meet growing retail energy demand.

     To accomplish our goals, during 2004 we expect TEP to spend approximately $113 million on capital expenditures and UES to spend approximately $37 million on capital expenditures. As of September 30, 2004, year-to-date capital expenditures were $82 million and $27 million for TEP and UES, respectively.

     While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.


                          UNISOURCE ENERGY CONSOLIDATED

RESULTS OF OPERATIONS
- ---------------------

     THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003

     UniSource Energy recorded net income of $24 million, or $0.69 per average share of Common Stock, in the third quarter of 2004 compared with net income of $27 million, or $0.81 per average share of Common Stock last year. The following factors contributed to the change in net income:

     o TEP's utility gross margin (the sum of electric retail revenues and electric wholesale revenues less fuel expense and purchased power expense) did not change materially, due to the offsetting effects of:

          - a $5 million increase in TEP's wholesale revenues resulting from higher wholesale kWh sales; and

          -    a $7 million increase in TEP's purchased power expense.

     The following factors contributed to the decrease in UniSource Energy's net income when compared with the same period last year:

     o a $5 million increase in TEP's amortization of transition recovery asset; and

     o a $2 million increase in depreciation and amortization due primarily to depreciation and amortization at UES and higher depreciation at TEP resulting from increased plant in service net of reduced depreciation rates; partially offset by:

     o a $3 million decrease in TEP's total interest expense resulting from lower fees and rates associated with TEP's Credit Facility that was refinanced in March 2004, as well as lower capital lease interest expense; and

     o a $2 million decrease in income tax expense due to lower pre-tax income.


     NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003

     UniSource Energy recorded net income of $43 million, or $1.25 per average share of Common Stock, in the first nine months of 2004 compared with net income of $87 million, or $2.56 per average share of Common Stock last year. Results in the first nine months of 2003 included an after-tax gain of $67 million, or $2.00 per average share of Common Stock, for the Cumulative Effect of Accounting Change from the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143). Net income before the Cumulative Effect of Accounting Change was $19 million, or $0.57 per average share of Common Stock. The following factors contributed to the change in net income before the Cumulative Effect of Accounting Change:

     o a $38 million increase in TEP's utility gross margin (the sum of electric retail revenues and electric wholesale revenues, less fuel expense and purchased power expense) resulting from:

          - a $27 million increase in retail revenues resulting from cold weather during January and February and a 2% increase in the retail customer base;

          - a $13 million increase in wholesale revenues resulting from higher wholesale kWh sales and higher power prices in the first half of 2004 compared to last year when generating plant outages limited wholesale opportunities (net of a $3 million reserve for refund recorded in the second quarter of 2004 related to wholesale kWh sales made to California during 2000 and 2001); and

          - a $4 million increase in fuel expense due to the higher availability and use of TEP's coal-fired generating facilities and increased use of gas-fired generation; partially offset by:

          - a $2 million decline in purchased power expense resulting from fewer planned and unplanned outages at TEP's generating facilities, reducing the need to purchase replacement power to meet retail demand.

     Other factors contributing to the change in UniSource Energy's net income in the first nine months of 2004 compared with the same period last year include:

     o a $5 million decrease in TEP's total interest expense resulting from lower fees and rates associated with TEP's Credit Facility that was refinanced in March 2004, as well as lower capital lease interest expense;

     o    net income of $6 million at UES; and

     o $9 million of lower net losses at Millennium resulting from income of $3 million (net of tax) recorded in the first quarter of 2004 related to Haddington Energy Partners II, LP, (Haddington), one of Millennium's equity method investments, and lower operating costs at Global Solar and IPS; offset by

     o a $18 million increase in income tax expense due to higher pre-tax income;

     o a $14 million increase in TEP's amortization of transition recovery asset;

     o a $4 million increase in incentive compensation, in part, as a result of the shareholder vote to approve the acquisition;

     o a $4 million increase in TEP's depreciation and amortization due to increased plant-in-service, offset by a $2 million decrease in depreciation due to reduced depreciation rates; and

     o expenses of $4 million related to the proposed acquisition of UniSource Energy.

  CONTRIBUTION BY BUSINESS SEGMENT

     The table below shows the contributions to our consolidated after-tax earnings (losses) by our four business segments, as well as parent company expenses.

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                          2004           2003        2004           2003
                                                     Restated (1)               Restated (1)
- --------------------------------------------------------------------------------------------
Business Segment                         - Millions of Dollars -     - Millions of Dollars -
  TEP (2)                                $ 26           $ 32         $ 45          $ 105
  UES (3)                                   -              -            6              -
  UED                                       -              -           (1)             -
  Millennium                               (1)            (3)          (3)           (12)
  UniSource Energy Standalone (4)          (1)            (2)          (4)            (6)
- --------------------------------------------------------------------------------------------
    Consolidated Net Income              $ 24           $ 27          $43          $  87
============================================================================================

(1)  See Note 1 of Notes to Condensed Consolidated Financial Statements.
(2) TEP results in the nine months ended September 30, 2003 include an after-tax gain of $67 million for the Cumulative Effect of Accounting Change from the adoption of FAS 143.
(3)  UES began operations in August 2003.
(4) Primarily represents interest expense (net of tax) on the note payable from UniSource Energy to TEP.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

  UNISOURCE ENERGY CONSOLIDATED CASH FLOWS

           NINE MONTHS ENDED
             SEPTEMBER 30,                  2004                 2003
- ---------------------------------------------------------------------------
                                            - Millions of Dollars -
Cash Provided by (Used in):
     Operating Activities                   $249               $ 136
     Investing Activities                    (93)               (321)
     Financing Activities                    (89)                157
- ---------------------------------------------------------------------------
Net Increase/(Decrease) in Cash             $ 67               $ (28)
===========================================================================

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

     Accrued annual interest on UniSource Energy's promissory note to TEP of approximately $20 million is payable every two years; the last payment of $20 million was made to TEP in December 2003. Under our tax allocation procedures, our subsidiaries make income tax payments to UniSource Energy, which makes payments on behalf of the consolidated group.

     As of November 3, 2004, cash and cash equivalents available to UniSource Energy was approximately $168 million.

     As part of our ACC Holding Company Order, we must invest at least 30% of any proceeds of UniSource Energy equity issuances in TEP until TEP's equity reaches 37.5% of total capital (excluding capital leases).

     OPERATING ACTIVITIES

     In the first nine months of 2004, net cash flows from operating activities increased by $113 million compared with the same period in 2003. The following factors contributed to the increase:

     o a $130 million increase in cash receipts from retail and wholesale energy customers, net of fuel and purchased energy costs, due to energy sales at UES and retail and wholesale electric sales at TEP;

     o the return of a $17 million deposit related to TEP's second mortgage indenture; partially offset by:

     o a $24 million increase in other taxes paid due primarily to property, sales and use, franchise and employment taxes paid at UES;

     o a $14 million increase in other operations and maintenance (O&M) due to $19 million of O&M at UES and acquisition-related costs partially offset by a $4 million decrease of O&M at Millennium; and

     o a $10 million increase in wages paid due primarily to an $8 million increase of wages paid at UES and incentive compensation payments to management pursuant to their employment arrangements triggered by the shareholder approval of the proposed acquisition of UniSource Energy, partially offset by a reduction of wages paid at Millennium.

     INVESTING ACTIVITIES

     Net cash used for investing activities was $228 million lower in the first nine months of 2004 compared with the same period in 2003, due primarily to a payment of $229 million related to the purchase of the Arizona gas and electric utility assets from Citizens Communications Company (Citizens) in the third quarter of 2003.

     FINANCING ACTIVITIES

     Net cash used for financing activities was $89 million in the first nine months of 2004 compared with net cash from financing activities of $157 million in the same period in 2003. The following factors primarily contributed to the change:

     o in August 2003, UES issued $160 million of notes and obtained a $35 million short-term bridge loan to help finance the acquisition of the Citizens Arizona gas and electric utility assets; and

     o a $20 million decrease in net proceeds from borrowings under TEP's revolving credit facility; partially offset by:

     o TEP repaid $33 million more long-term debt and capital lease obligations in 2004 than in 2003 ; and

     o TEP paid $9 million in debt issuance costs related to the refinancing of its Credit Agreement.

     Our consolidated cash and cash equivalents increased to $168 million at September 30, 2004, from $129 million at June 30, 2004. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     In the event that we experience lower cash from operations in 2004, we may adjust our discretionary uses of cash accordingly. We believe, however, that we will continue to have sufficient cash flow to cover our capital needs, as well as required debt payments and dividends to shareholders.

  GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are UES' guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens' Arizona gas and electric utility assets, UniSource Energy's guarantee of approximately $8 million in natural gas transportation and supply payments and building and equipment lease payments for UNS Gas, UNS Electric, and subsidiaries of Millennium, and Millennium's guarantee of approximately $4 million in commodity-related payments for MEG and building lease payments for a subsidiary at September 30, 2004. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

     In addition, UniSource Energy and its subsidiaries have indemnified the purchasers of interests in certain investments from additional taxes due for years prior to the sale of such investments. The terms of the indemnifications provide for no limitation on potential future payments; however, we believe that we have abided by all tax laws and paid all tax obligations. We have not made any payments under the terms of these indemnifications to date.

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

  DIVIDENDS ON COMMON STOCK

     The following table shows the declared dividends to UniSource Energy shareholders for 2004.

                                                                        DIVIDEND AMOUNT
   DECLARATION DATE        RECORD DATE         PAYABLE DATE      PER SHARE OF COMMON STOCK
- --------------------  --------------------  -------------------  ----------------------------
   February 6, 2004     February 17, 2004     March 10, 2004               $0.16
     May 7, 2004           May 18, 2004        June 10, 2004               $0.16
  September 10, 2004    September 21, 2004    October 4, 2004              $0.16



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

  INCOME TAX POSITION

     At September 30, 2004, UniSource Energy and TEP had, for federal and state income tax filing purposes, the following carryforward amounts. These amounts represent balances resulting from federal returns filed for periods ending on or before December 31, 2003.



                                       UNISOURCE ENERGY                            TEP
                                    Amount            Expiring            Amount            Expiring
                             ---------------------- -------------- ---------------------- -------------
                             -Millions of Dollars-      Years      -Millions of Dollars-     Years
                             ---------------------- -------------- ---------------------- -------------



Net Operating Losses                 $ 65             2006-2023            $ 42            2006-2009
- ---------------------------- ---------------------- -------------- ---------------------- -------------
Investment Tax Credit                   9             2004-2023               9            2004-2023
- ---------------------------- ---------------------- -------------- ---------------------- -------------
AMT Credit                             86                 -                  80                -
- ---------------------------- ---------------------- -------------- ---------------------- -------------


     Of the $65 million in Net Operating Losses (NOL) carryforwards at
UniSource Energy, $18 million is subject to limitation due to a reorganization of certain Millennium entities in December 2002. The future use of these losses is dependent upon the generation of sufficient future taxable income at the separate company level. See Critical Accounting Policies, Deferred Tax Valuation
- - TEP and Millennium, below.


                          TUCSON ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS
- ---------------------

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

     TEP kWh sales delivered and corresponding revenues for the quarter ended and nine months ended September 30, 2004 compared with the same periods in 2003 are detailed below.

                                                          SALES                             OPERATING REVENUE
- ------------------------------------------------------------------------------------------------------------------------
                                                              2003       Percent                     2003       Percent
THREE MONTHS ENDED SEPTEMBER 30,                2004    (RESTATED)(1)     Change      2004     (RESTATED)(1)     Change
- ------------------------------------------------------------------------------------------------------------------------
                                                - Millions of kWh -                   - Millions of Dollars -
Electric Retail Sales:
Residential                                    1,203         1,225        (2%)        $113           $116           (3%)

Commercial                                       548           527         4%           58             54            7%

Industrial                                       626           651        (4%)          46             48           (4%)

Mining                                           214           188        14%           10              8           25%

Public Authorities                                64            71       (10%)           5              5            -

- ------------------------------------------------------------------------------------------------------------------------
Total Electric Retail Sales                    2,655         2,662          -          232            231            1%
- ------------------------------------------------------------------------------------------------------------------------
Electric Wholesale Sales Delivered:
Long-term Contracts                              292           295       (1%)           14             14            -

Other Sales                                      435           344        26%           21             16           31%

Transmission                                       -             -          -            2              3          (33%)

- ------------------------------------------------------------------------------------------------------------------------
Total Electric Wholesale Sales                   727           639        14%           37             33           12%

- ------------------------------------------------------------------------------------------------------------------------
Total                                          3,382         3,301         2%         $269           $264            2%

========================================================================================================================

(1)      See Note 1 of Notes to Condensed Consolidated Financial Statements.


     Total revenues from kWh sales to retail customers increased by $1 million in the third quarter of 2004 due to higher sales to TEP's commercial and mining customers. TEP's retail customer base increased by 2% to 372,899, while kWh sales to retail customers in the third quarter of 2004 were flat compared with the same period last year. Kilowatt-hour sales to residential customers were 3% lower while kWh sales to commercial customers were 4% higher, primarily resulting from mild summer weather compared to the third quarter of 2003, partially offset by customer growth. Cooling degree days declined by 15% compared with the third quarter of 2003. Copper prices were 61% higher in the third quarter of 2004 compared with the same period in 2003, leading to increased mining activity and a 14% increase in kWh sales to TEP's mining customers. Revenues from TEP's mining customers increased $2 million, benefiting from increased demand and higher prices for copper. The price of energy provided to TEP's mining customers is indexed with the market price of copper and was 18% higher than in the third quarter of 2003.

     Wholesale kWh sales were up 14% and wholesale revenues were up 12% compared with the third quarter of 2003, due to increased sales activity but slightly lower average market prices for power. The average price for power on the Dow Jones Palo Verde Index was $45 per MWh in the third quarter of 2004, compared with $46 per MWh in the same period last year.

                                                          SALES                             OPERATING REVENUE
- ------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED                               2004          2003      Percent       2004           2003       Percent
SEPTEMBER 30,                                            (RESTATED)(1)  Change                 (RESTATED)(1)     Change
- ------------------------------------------------------------------------------------------------------------------------
                                                - Millions of kWh -                   - Millions of Dollars -
Electric Retail Sales:
Residential                                    2,748         2,654        4%          $253           $245            3%

Commercial                                     1,384         1,299        7%           145            134            8%

Industrial                                     1,719         1,719       -             125            124            1%

Mining                                           611           512       19%            28             20           40%

Public Authorities                               180           195       (8%)           13             14           (7%)

- ------------------------------------------------------------------------------------------------------------------------
Total Electric Retail Sales                    6,642         6,379        4%           564            537            5%

- ------------------------------------------------------------------------------------------------------------------------
Electric Wholesale Sales Delivered:
Long-term Contracts                              919           882        4%            42             40            5%

Other Sales                                    1,633         1,491       10%            73             62           18%

Transmission                                       -             -        -              6              6             -

- ------------------------------------------------------------------------------------------------------------------------
Total Electric Wholesale Sales                 2,552         2,373        8%           121            108           12%

- ------------------------------------------------------------------------------------------------------------------------
Total                                          9,194         8,752        5%          $685           $645            6%

========================================================================================================================

(1)       See Note 1 of Notes to Condensed Consolidated Financial Statements.


     Total revenues from kWh sales to retail customers increased by $27 million in the first nine months of 2004, resulting from higher energy demand. Total retail kWh sales increased by 4% in the first nine months of 2004. Kilowatt-hour sales to residential customers were 4% higher, while kWh sales to commercial customers were 7% higher, resulting from customer growth and a 28% increase in first quarter 2004 heating-degree days. The average price of copper was 62% higher in the first nine months of 2004, leading to increased mining activity and a 19% increase in kWh sales to TEP's mining customers; revenues from TEP's mining customers increased $8 million.

     Wholesale kWh sales increased 8% and wholesale revenues increased 12% in the first nine months of 2004. Greater coal plant availability allowed TEP to sell more excess power into the wholesale market. TEP recorded a $3 million reserve in the second quarter of 2004 and a $2 million reserve in the first quarter of 2003 for revenue subject to refund related to wholesale sales made to the California Independent System Operator (CISO) and the California Power Exchange (CPX) in 2001 and 2000. These amounts are recorded as a reduction to wholesale revenue.

     FUEL AND PURCHASED POWER EXPENSES

     TEP's fuel and purchased power expense, and energy resources for the third quarter and first nine months of 2004 compared with the same periods of 2003 are detailed in the tables below.

                                                   GENERATION                          EXPENSE
- -------------------------------------------------------------------------------------------------------------
                                                                 Percent                             Percent
THREE MONTHS ENDED SEPTEMBER 30,           2004       2003        Change      2004      2003          Change
- -------------------------------------------------------------------------------------------------------------
                                                -Millions of kWh-               -Millions of Dollars-
Coal-Fired Generation                     2,924      2,965        (1%)         $47       $49         (4%)
Gas- Fired Generation                       218        211          3%          17        15          13%
- -------------------------------------------------------------------------------------------------------------
Total Generation                          3,142      3,176        (1%)          64        64            -
Purchased Power                             513        402         28%          29        23          26%
- -------------------------------------------------------------------------------------------------------------
Total Resources                           3,655      3,578          2%         $93       $87           7%
Less Losses and Company Use                 273        277        (1%)
- -------------------------------------------------------------------------------------------------------------
Total Energy Sold                         3,382      3,301          2%
=============================================================================================================


     Fuel expense at TEP's generating plants was $64 million in both the third quarter of 2004 and the same period in 2003. During the third quarter of 2004, generation at TEP's coal-fired generating facilities was 1% lower than the same period last year, due to minor unplanned outages. The average cost of fuel per kWh generated for the third quarter of 2004 was 2.02 cents, equal to the same period last year.

     TEP's purchased power expense increased $6 million, or 26%, in the third quarter of 2004, due primarily to a 28% increase in kWh purchased. See Wholesale Energy Markets - Energy Prices, below.


                                                   GENERATION                          EXPENSE
- -------------------------------------------------------------------------------------------------------------
                                                                 Percent                             Percent
NINE MONTHS ENDED SEPTEMBER 30,            2004       2003        Change      2004      2003          Change
- -------------------------------------------------------------------------------------------------------------
                                               -Millions of kWh-                -Millions of Dollars-

Coal-Fired Generation                     8,597      7,933          8%        $141      $133           6%
Gas- Fired Generation                       328        406        (19%)         25        30         (17%)
- -------------------------------------------------------------------------------------------------------------
Total Generation                          8,925      8,339          7%         166       163           2%
Purchased Power                             936      1,059        (12%)         55        56          (2%)
- -------------------------------------------------------------------------------------------------------------
Total Resources                           9,861      9,398          5%        $221      $219            1%
Less Losses and Company Use                 667        646          3%
- -------------------------------------------------------------------------------------------------------------
Total Energy Sold                         9,194      8,752          5%
=============================================================================================================


     In the first nine months of 2004, fuel expense increased by $3 million, or 2%, due to the higher availability of and use of TEP's coal-fired generating facilities. Generation at TEP's coal-fired units increased 8%, or 664 million kWh, compared with the first nine months of 2003. See Item 3. - Quantitative and Qualitative Disclosures About Market Risk, below.

     Purchased power expense declined by $1 million, or 2%, in the first nine months of 2004 compared with the same period last year. The higher availability of TEP's coal-fired resources reduced the need to purchase replacement power.

     OTHER OPERATING EXPENSES

     Other O&M increased by $7 million, or 18%, in the third quarter of 2004, and $11 million, or 9% in the first nine months of 2004, compared with the same periods last year. The increases were due primarily to incentive compensation and TEP's allocated portion of acquisition-related costs. Through September 30, 2004, TEP has expensed $3 million of acquisition-related costs. TEP accrued $4 million in the first nine months of 2004 for annual incentive compensation and expensed and paid $2 million in incentive compensation resulting from shareholder approval of the acquisition agreement on March 29, 2004.

     Amortization of the Transition Recovery Asset (TRA) increased $5 million in the third quarter of 2004, and $14 million in the first nine months of 2004, compared with the same periods in 2003. Amortization of the TRA is the result of the 1999 Settlement Agreement (TEP Settlement Agreement) with the ACC, which changed the accounting method for TEP's generation operations. This item reflects the recovery, through 2008, of transition recovery assets which were previously regulatory assets of the generation business. The amount of amortization is a function of the TRA balance and total kWh consumption by TEP's distribution customers. TEP expects TRA amortization to be $49 million in 2004, $57 million in 2005, $66 million in 2006, $76 million in 2007 and $29 million in 2008.

     OTHER INCOME (DEDUCTIONS)

     TEP's income statement includes inter-company interest income of $2 million for the third quarter of 2004 compared with $3 million for the same period in 2003. This represents Interest Income on the promissory note TEP received from UniSource Energy in exchange for the transfer to UniSource Energy of its stock in Millennium in 1998. On UniSource Energy's income statement, this Interest Income, as well as UniSource Energy's related interest expense, is eliminated as an inter-company transaction. Inter-company interest income was $7 million in the first nine months of 2004.

     INTEREST EXPENSE

     Total interest expense decreased by $3 million, or 7%, in the third quarter of 2004, resulting from the refinancing of TEP's Credit Agreement in March 2004 and a $1 million decrease in capital lease interest expense. Interest on capital leases was lower in the third quarter of 2004 due to scheduled repayments of capital lease obligations.

     Total interest expense decreased by $5 million, or 5%, in the first nine months of 2004. Unamortized fees of $2 million that were expensed in the first quarter of 2004 as a result of the refinancing of TEP's Credit Agreement were offset by the lower rates and fees associated with the new Credit Agreement, as well as a $2 million decrease in capital lease interest expense. See Liquidity and Capital Resources, TEP Cash Flows, Investing Activities and TEP Credit Agreement, below.

     INCOME TAX EXPENSE

     Income tax expense, before Cumulative Effect of Accounting Change, decreased $4 million in the third quarter of 2004, compared with the same period in 2003, due to lower pre-tax income. In the first nine months of 2004, Income Tax Expense before Cumulative Effect of Accounting Change, increased by $7 million compared with the same period in 2003, due to higher pre-tax income.

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

FACTORS AFFECTING RESULTS OF OPERATIONS
- ---------------------------------------

  COMPETITION

     The electric utility industry has undergone significant regulatory change in the last few years designed to encourage competition in the sale of electricity and related services. However, the experience in California with deregulation during 2000 and 2001 has caused many states, including Arizona, to re-examine the viability of retail electric deregulation.

     As of January 1, 2001, all of TEP's retail customers became eligible to choose an alternate energy supplier. Currently, none of TEP's retail customers is receiving service from an alternate Energy Service Provider (ESP). TEP has met all conditions required by the ACC to facilitate electric retail competition, including ACC approval of TEP's direct access tariffs. ESPs must meet certain conditions before electricity can be sold competitively in TEP's service territory. Examples of these conditions include ACC certification of ESPs, and execution of and compliance with direct access service agreements with TEP.

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

   RATES

     In 1999, the ACC approved the TEP Settlement Agreement between TEP and certain customer groups related to the implementation of retail electric competition. The TEP Settlement Agreement provided for certain retail rate reductions in 1999 and 2000. In addition, TEP was required to file with the ACC by June 1, 2004 general rate case information, including an updated cost of service study. Under the terms of the TEP Settlement Agreement, no rate case filed by TEP through 2008, including the filing on June 1, 2004, may result in a rate increase. Any rate decrease resulting from the 2004 filing would be effective no earlier than June 1, 2005.

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

     On November 5, 2004, a procedural conference with the ACC was held to discuss how the review of the general rate case information will proceed. The ACC staff proposed a schedule that calls for staff and intervenor testimony to be filed in April 2005 and hearings, as appropriate, to begin in July 2005. No parties opposed staff's recommendation. The administrative law judge took the matter under advisement and will issue a procedural order.

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

     MARKET PRICES

     The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index decreased slightly in the third quarter of 2004 compared with 2003, while the average prices for natural gas based on the Permian Index increased. Beginning in January 2004, all natural gas used by TEP plants originated from the Permian Gas Basin.

AVERAGE MARKET PRICE FOR AROUND-THE-CLOCK ENERGY                         $/MWH
- ------------------------------------------------------------------ -------------

          Quarter Ended September 30, 2004                                 $45
          Quarter Ended September 30, 2003                                  46

          Nine Months Ended September 30, 2004                             $43
          Nine Months Ended September 30, 2003                              43


AVERAGE MARKET PRICE FOR NATURAL GAS                                   $/MMBTU
- ------------------------------------------------------------------ -------------

          Quarter Ended September 30, 2004                               $5.45
          Quarter Ended September 30, 2003                                4.81

          Nine Months Ended September 30, 2004                           $5.29
          Nine Months Ended September 30, 2003                            5.17

     Natural gas prices remained at historically high levels throughout 2003 and into 2004 with continued demand, storage and production concerns. These high gas and subsequent power prices are currently expected to continue at least for the next several months. As a result, we expect TEP's fuel and purchased power expense to be higher in 2004 than in 2003, depending on the actual volumes purchased. We cannot predict whether these higher prices will continue, or whether changes in various factors that influence demand and supply will cause prices to fall again during the remainder of 2004.

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

     The Operating Agents for the plants have negotiated supplemental water contracts with the U.S. Bureau of Reclamation and the Jicarilla Apache Nation for 2004 to assist the plants in meeting their water requirements in the event of a water shortage. Additionally, negotiations are underway for supplemental contracts for later years. The Operating Agents indicate that plant operations will not be materially affected in 2004. However, TEP cannot predict the ultimate outcome of the drought, or whether it will adversely affect the amount of power available from the San Juan and Four Corners generating stations.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

  TEP CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,                        2004              2003
- --------------------------------------------------- ----------------- ----------
                                                          -Millions of Dollars-
Cash from Operations                                   $ 216             $ 165
   Capital Expenditures                                  (82)              (97)
   Debt Maturities                                        (2)               (2)
   Retirement of Capital Lease Obligations               (49)              (42)
- --------------------------------------------------- ----------------- ----------
Net Cash Flows Available after Required Payments       $  83               $24
=================================================== ================= ==========


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

     OPERATING ACTIVITIES

     In the first nine months of 2004, net cash flows from operating activities increased by $51 million compared with the same period in 2003. The following factors contributed to the increase:

     o a $38 million increase in cash receipts from retail and wholesale electric customers, net of fuel and purchased energy costs, due primarily to higher retail energy demand and lower fuel and purchased power costs;

     o the return of a $17 million deposit related to TEP's second mortgage indenture; and

     o a $9 million decrease in total interest paid due to lower interest rates on TEP's Credit Facility, which was refinanced in March 2004, and lower capital lease obligations outstanding; partially offset by:

     o a $6 million increase in income taxes paid due to higher estimated taxable income for 2004;

     o a $4 million increase in O&M costs due to costs related to the acquisition of UniSource Energy by Saguaro Utility Group L.P.; and

     o a $5 million increase in wages paid due to higher incentive compensation.

     INVESTING ACTIVITIES

     Net cash used for investing activities was $12 million lower in the first nine months of 2004 compared with the same period in 2003, due primarily to a $16 million decline in capital expenditures, partially offset by a $4 million investment in Springerville Lease Debt. Lower capital expenditures at TEP were primarily the result of the timing of expected projects. We expect TEP's capital expenditures to be approximately $113 million in 2004. TEP's capital budget is established annually; however, it is subject to change as opportunities and requirements arise related to our service territory.

     TEP has sought approvals for construction of a 345-kV transmission line that would extend from Tucson to Nogales, Arizona and into northern Mexico. The ACC approved a route for the line in January 2002, but the U.S. Forest Service has since indicated its preference for an alternate route not approved by the ACC. As a result, the ACC has ordered TEP to re-open the state line siting process and to engage in discussions of potential alternatives to the line. Through September 30, 2004, approximately $10 million in engineering and environmental expenses have been capitalized related to this project. If the transmission line does not proceed and the regulators decline to provide for recovery of such costs through rates, these costs would be immediately expensed.

     FINANCING ACTIVITIES

     Net cash used for financing activities was $1 million lower in the third quarter of 2004 compared with the same period in 2003. The following factors contributed to the decrease:

     o    a decrease of $40 million in dividends paid by TEP to UniSource
          Energy; and

     o an increase in other cash inflows of $23 million due primarily to an $11 million decrease in intercompany tax payments to UniSource Energy and an increase of $5 million from intercompany transactions with UES;

     o TEP repaid $34 million more long-term debt and capital lease obligations in 2004 than in 2003;

     o a $20 million decrease in net proceeds from borrowings under TEP's Revolving Credit Facility; and

     o $9 million paid in debt issuance costs related to the refinancing of its Credit Agreement.

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

     The letter of credit fee of 2.35% on the new facility is significantly lower than the previous credit agreement's weighted average letter of credit fee of approximately 5%. The agreement also provides for letter of credit fronting fees of 0.25%, which will reduce to 0.125% upon the closing of Saguaro Utility's acquisition of UniSource Energy; the previous agreement's fronting fee was 0.25%. Unreimbursed drawings on a letter of credit bear a variable rate of interest based on LIBOR plus 2.25% per annum. Interest savings in 2004 will be partially offset by the March 2004 write-off of $2 million of fees associated with the prior facility that were capitalized and being amortized through 2006. Fees of $9 million associated with the entry into the new facility are being amortized through June 2009.

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


     In January 2004, TEP borrowed $20 million under its revolving credit facility and repaid it within 30 days. At September 30, 2004, there were no outstanding borrowings under the revolving credit facility.

  CONTRACTUAL OBLIGATIONS

     There have been no significant changes in TEP's contractual obligations or other commercial commitments from those reported in TEP's 2003 Annual Report on Form 10-K.

  DIVIDENDS ON COMMON STOCK

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants, including a covenant that requires TEP to maintain a minimum level of net worth. As of September 30, 2004, the required minimum net worth was $352 million. TEP's actual net worth at September 30, 2004, was $437 million. As of September 30, 2004, TEP was in compliance with the terms of the Credit Agreement.

     TEP paid a $7 million dividend in June 2004 and a $12 million dividend in September 2004. UniSource Energy is the primary holder of TEP's common stock.

     The Citizens Settlement Agreement, as approved by the ACC, states that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's common equity equals 40% of total capitalization (excluding capital lease obligations). As of September 30, 2004, TEP's common equity equaled 28% of total capitalization (excluding capital lease obligations).

     In addition to these limitations, the Federal Power Act provides that electric utilities cannot pay dividends out of funds that are properly included in the capital account. TEP has an accumulated deficit rather than positive retained earnings. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis for TEP to pay dividends from current year earnings.

                            UNISOURCE ENERGY SERVICES

RESULTS OF OPERATIONS
- ---------------------

     UES' net income for the third quarter of 2004 was less than $1 million. Similar to TEP's operations, UNS Electric's operations are seasonal in nature, with peak energy demand occurring in the summer months. Operations at UNS Gas also vary with the seasons, with peak energy usage occurring in the winter months. In the first nine months of 2004, UES' net income was $6 million.

     UNS ELECTRIC

     THIRD QUARTER 2004 RESULTS

     As of September 30, 2004, UNS Electric had approximately 84,000 retail customers, a 1% increase from June 30, 2004. The table below shows UNS Electric's kWh sales and revenues for the three and nine months ended September 30, 2004.

                                        THREE MONTHS ENDED           YEAR-TO-DATE
                                       SEPTEMBER 30, 2004         SEPTEMBER 30, 2004
                                                    OPERATING                  OPERATING
                                       SALES          REVENUE       SALES        REVENUE

                                   -MILLIONS        -MILLIONS   -MILLIONS      -MILLIONS
 Electric Retail Sales:              OF KWH-      OF DOLLARS-     OF KWH-    OF DOLLARS-
 ----------------------------------------------------------------------------------------
   Residential                           251              $25         544           $ 55
   Commercial                            167               16         447             45
   Industrial                             49                4         151             11
   Other                                   1                -           2              -
 ----------------------------------------------------------------------------------------
 Total Electric Retail Sales             468              $45       1,144           $111
 ========================================================================================


     UNS Electric's utility gross margin (electric revenues less purchased energy expense) was $14 million in the third quarter of 2004. Purchased energy expense was $31 million in the third quarter of 2004. UNS Electric purchases all of its energy requirements under a fixed price contract with Pinnacle West Capital Corporation (PWCC), thus purchased energy expense is a function of kWh sales volumes. Other O&M expenses were $6 million for the period. UNS Electric's contribution to UES' net income was $2 million for the third quarter of 2004.

     UNS Electric's utility gross margin (electric revenues less purchased energy expense) was $37 million for the first nine months of 2004. Purchased energy expense was $75 million and other O&M expenses were $17 million, for the period. UNS Electric's contribution to UES' net income was $4 million for the first nine months of 2004.

     UNS GAS

     THIRD QUARTER 2004 RESULTS

     As of September 30, 2004, UNS Gas had approximately 130,000 retail customers. The table below shows UNS Gas' therm sales and revenues for the three months ended September 30, 2004.

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30, 2004            SEPTEMBER 30, 2004
                                                       OPERATING                     OPERATING
                                          SALES          REVENUE         SALES         REVENUE
 ----------------------------------------------------------------------------------------------

                                      -MILLIONS     -MILLIONS OF     -MILLIONS    -MILLIONS OF
 Retail Therm Sales:                 OF THERMS-         DOLLARS-    OF THERMS-        DOLLARS-
 ----------------------------------------------------------------------------------------------
   Residential                                5               $8            44             $51
   Commercial                                 4                4            19              19
   Industrial                                 1                -             2               1
   Public Authority                           -                1             5               4
 ----------------------------------------------------------------------------------------------
 Total Retail Therm Sales                    10               13            70              75
 Transport                                    -                1             -               2
 Negotiated Sales Program (NSP)               4                2            15               8
 ----------------------------------------------------------------------------------------------
    Total Therm Sales                        14              $16            85             $85
 ==============================================================================================


     UNS Gas' utility gross margin (gas revenues less purchased energy expense) was $7 million in the third quarter of 2004. Purchased energy expense was $9 million in the third quarter of 2004. UNS Gas purchases all of its gas requirements under a supply and management agreement with BP Energy Company, thus purchased energy expense is a function of therm sales volumes and the price of natural gas. Other O&M expenses were $5 million for the period. UNS Gas reported a net loss of $2 million for the third quarter of 2004. See Factors Affecting Results of Operations, Rates and Regulation, Purchased Gas Adjustor, below.

         UNS Gas' utility gross margin (gas revenues less purchased energy expense) was $32 million in the first nine months of 2004. Purchased energy expense was $55 million and other O&M expenses were $17 million, for the period. UNS Gas' contribution to UES' net income was $2 million for the first nine months of 2004.

FACTORS AFFECTING RESULTS OF OPERATIONS
- ---------------------------------------

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

RATES AND REGULATION

     PURCHASED GAS ADJUSTOR

     UNS Gas' retail rates include a Purchased Gas Adjustor (PGA) mechanism intended to address the volatility of natural gas prices and allow UNS Gas to recover its costs through a price adjuster. The difference between the actual cost of UNS Gas' gas supplies and transportation contracts and the base cost of gas approved by the ACC are deferred and recovered or repaid through the PGA mechanism. The PGA charge changes monthly based on an ACC approved mechanism that compares the twelve-month rolling average gas cost to the base cost of gas, subject to limitations on how much the price per therm may change in a twelve month period. When under or over recovery trigger points are met, UNS Gas may request a PGA surcharge or surcredit to collect or return the amount deferred from or to customers.

     PURCHASED POWER AND FUEL ADJUSTOR CLAUSE

     UNS Electric's retail rates include a Purchased Power and Fuel Adjustor Clause (PPFAC), which allows for a separate surcharge or surcredit to the base rate for delivered purchased power and fuel to collect or return under or over recovery of costs.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     UES' capital requirements consist primarily of capital expenditures. UES' forecast for capital expenditures for the year ending December 31, 2004 is approximately $37 million. As of September 30, 2004, year-to-date capital expenditures were $27 million. UES intends to obtain, or have made available to it through UniSource Energy, a revolving credit facility to use for working capital purposes. This facility is expected to be in place prior to December 31, 2004.

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

     The note purchase agreements for both UNS Gas and UNS Electric contain certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth. Consolidated Net Worth, as defined by the note purchase agreements for both UNS Gas and UNS Electric, is approximately equal to the balance sheet line item, Common Stock Equity. The table below outlines the actual and required minimum net worth levels of UES, UNS Gas, and UNS Electric at September 30, 2004.

                        REQUIRED           ACTUAL
     COMPANY            NET WORTH        NET WORTH
- -------------------------------------------------------
                          -Millions of Dollars-
UES                       $50               $96
UNS Gas                    43                55
UNS Electric               26                41
- -------------------------------------------------------

CONTRACTUAL OBLIGATIONS

     There have been no significant changes in UES' contractual obligations or other commercial commitments from those reported in our 2003 Annual Report on Form 10-K.

  DIVIDENDS ON COMMON STOCK

     The Citizens Settlement Agreement, as approved by the ACC, limits dividends payable by UNS Gas and UNS Electric to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. At September 30, 2004, the ratio of common equity to total capitalization for UNS Gas was 35% and for UNS Electric was 40%.

     The note purchase agreements for both UNS Gas and UNS Electric contain certain restrictive covenants including restrictions on dividends. According to the note purchase agreements, neither UNS Gas, nor UNS Electric, may declare or make distributions or dividends (restricted payments) on their common stock unless, (a) immediately after giving effect to such action no default or event of default would exist under such company's note purchase agreement and (b) immediately after giving effect to such action, such company would be permitted to incur an additional dollar of indebtedness under the debt incurrence test in such company's note purchase agreement.

                        MILLENNIUM ENERGY HOLDINGS, INC.

RESULTS OF OPERATIONS
- ---------------------

     Through affiliates, Millennium holds investments in unregulated energy and emerging technology companies. At September 30, 2004, Millennium's assets represented 6% of UniSource Energy's total assets. Millennium accounts for its investments under the consolidation method and the equity method. In some cases, Millennium is an investment's sole provider of funding. When this is the case, Millennium recognizes 100% of an investment's losses, because as sole provider of funds it bears all of the financial risk. To the extent an investment becomes profitable and Millennium has recognized losses in excess of its percentage ownership, Millennium will recognize 100% of an investment's net income until Millennium's recognized losses equal its ownership percentage of losses.

     The table below provides a breakdown of the net income and losses recorded by Millennium. These results exclude sales and related costs to TEP.

                                                                            Three Months Ended        Nine Months Ended
                                                                              September 30,             September 30,
                                                                             2004         2003         2004         2003
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                       -Millions of Dollars-
 Technology  Investments
     Global Solar and IPS
        Research and Development Contract Revenues from Third Parties     $     0.1    $     0.1    $     0.4    $     1.1
        Other Revenues from Third Parties                                       0.7          0.9          2.2          1.3
        Research and Development Contract Expenses and Losses                  (1.1)        (1.4)        (2.7)        (4.0)
        Research and Development - Internal Development Expenses               (0.1)        (0.3)        (0.7)        (1.4)
        Depreciation and Amortization Expense                                  (0.9)        (0.9)        (2.6)        (2.5)
        Administrative and Other Costs                                         (1.8)        (1.7)        (5.3)        (7.9)
        Income Tax Benefits                                                     1.2          1.4          3.4          5.4
- -----------------------------------------------------------------------------------------------------------------------------
     Global Solar and IPS Net Loss                                             (1.9)        (1.9)        (5.3)        (8.0)
     MicroSat Net Income (Loss)                                                 0.2         (0.3)         1.6         (1.0)
     ITN Net Income (Loss)                                                        -          0.1            -         (0.2)
- -----------------------------------------------------------------------------------------------------------------------------
 Total Technology Investments Net Loss                                         (1.7)        (2.1)        (3.7)        (9.2)
     Other Millennium Investments Net Income (Loss)                             0.3         (0.6)         1.0         (2.9)
- -----------------------------------------------------------------------------------------------------------------------------
 TOTAL MILLENNIUM NET LOSS                                                $    (1.4)   $    (2.7)   $    (2.7)   $   (12.1)
=============================================================================================================================


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Under the acquisition agreement described in Overview of Consolidated Businesses - Agreement and Plan of Merger above, UniSource Energy is limited as to the amount it can invest in Millennium in the future. Consequently, Millennium's ability to provide future funding for the operations of emerging companies could be affected.

  TECHNOLOGY INVESTMENTS

     During the first nine months of 2004, Millennium made no contributions to Global Solar. However, UniSource Energy provided $5 million to Global Solar under a tax sharing agreement. Millennium has no remaining funding commitments to Global Solar, other than the tax sharing agreement with UniSource Energy.

     Millennium's debt commitment to IPS was $0.5 million at December 31, 2003. In April 2004, Millennium and Dow Corning Enterprises, Inc. (DCEI) committed to loan up to an additional $1 million each to IPS. During the first nine months of 2004, Millennium funded all $1.5 million of its commitments to IPS and DCEI funded its $1 million commitment. Millennium has no further funding commitments to IPS. Pursuant to the terms of the amended promissory notes with IPS, Millennium and DCEI have the right to convert at any time the outstanding debt amounts to equity ownership. DCEI holds warrants to purchase additional preferred shares of IPS that if exercised, could result in Millennium's ownership of IPS being reduced to as low as 59%.

     Millennium and DCEI are continuing to evaluate the ongoing viability of IPS. In the event the operations of IPS are discontinued, Millennium would recognize an after tax loss of less than $1 million.

     Millennium made no contributions to MicroSat during the first nine months of 2004 and has no further funding commitments to MicroSat.

     As technology developers, these entities face many challenges, such as developing technologies that can be manufactured on an economic scale, technological obsolescence, competition and possible reductions in government spending to advance technological research and development activities.

  OTHER MILLENNIUM INVESTMENTS

     Millennium committed $15 million in capital, excluding fees, to Haddington, a limited partnership which funds energy-related investments. A member of the UniSource Energy Board of Directors has an investment in Haddington and is a managing director of the general partner of the limited partnership. At September 30, 2004, Millennium had funded $12 million of this commitment, $2 million of which was funded during the first nine months of 2004. Millennium expects the balance to be funded by the end of 2007. In March 2004, Haddington sold one of its investments and recognized the related gain as income. In April 2004, Millennium received a $7 million distribution from Haddington related to the sale. In June 2004, Haddington wrote down another of its investments and recognized the related loss. Millennium's share of the loss was $2 million, before tax. Millennium recorded its share of Haddington's income and loss during the first nine months of 2004, which includes Haddington's gains and losses on investments.

     Millennium committed $6 million, including fees, to Valley Ventures III, LP (Valley Ventures), a venture capital fund that invests in information technology, microelectronics and biotechnology, primarily within the southwestern U.S. Another member of the UniSource Energy Board of Directors is a general partner of the company that manages the fund. As of September 30, 2004, Millennium had funded $2 million of this commitment, $1 million of which was funded during the first nine months of 2004. Millennium expects the balance to be funded by the end of 2007.

     Nations Energy is wholly owned by Millennium. Through subsidiaries, Nations Energy has a 32% interest in a 43 MW power plant in Panama. Although Nations Energy still intends to sell its interest in this plant, the $0.8 million book value of the investment was written off in June 2004 because attempts to sell the asset to date have been unsuccessful.

  MILLENNIUM COMMITMENTS

     Millennium's funding levels and share ownership in its investments are subject to change in the future. Millennium has no remaining debt commitments and its outstanding equity commitments are currently limited to $4 million to Haddington and $3 million to Valley Ventures. Millennium may commit to provide additional funding to its investments in the future.

     Global Solar had commitments to incur future expenses relating to government contracts totaling less than $1 million at September 30, 2004 and $1 million at December 31, 2003.

  MEG LINE OF CREDIT

     In September 2004, MEG reduced its bank line of credit from $5 million to $3 million. As of September 30, 2004, MEG had $3 million in outstanding letters of credit issued to counterparties. This facility expires in March 2005.

  DIVIDENDS ON COMMON STOCK

     Millennium did not pay any dividends to UniSource Energy in 2003 or the first nine months of 2004.

CRITICAL ACCOUNTING POLICIES
- ----------------------------

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

     TEP's regulatory assets, net of regulatory liabilities, totaled $238 million at September 30, 2004. Regulatory assets of $23 million are not presently included in rate base and consequently are not earning a return on investment.

     TEP regularly assesses whether it can continue to apply FAS 71 to its regulated operations. If TEP stopped applying FAS 71 to these operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at September 30, 2004, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of $144 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

     UES

     UES' regulatory liabilities, net of regulatory assets, totaled $7 million at September 30, 2004. If UES stopped applying FAS 71 to its regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory liability balances, net of regulatory assets, at September 30, 2004, if UES had stopped applying FAS 71 to its regulated operations, it would have recorded an extraordinary after-tax gain of $4 million. UES' cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

  ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. TEP also has certain environmental obligations at the San Juan Generating Station. TEP has estimated that its share of these obligations will be approximately $38 million at the date of retirement. As of September 30, 2004 and December 31, 2003, TEP had accrued $1 million for the decommissioning of its generating facilities. This accrued asset retirement obligation is included with Other Liabilities on UniSource Energy and TEP's balance sheets.

     TEP has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. A final retirement occurs when an entire transmission or distribution line is permanently removed from service. Interim retirements occur as components of the system are replaced. As a result, TEP is not recognizing the costs of final removal of the transmission and distribution lines in the financial statements. As of September 30, 2004 and December 31, 2003, TEP had accrued $66 million and $60 million for the net cost of removal for the interim retirements from its transmission, distribution and general plant. The amount is shown as a regulatory liability on UniSource Energy and TEP's balance sheets.

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

     UES, MILLENNIUM AND UED

     UES has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. UES operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. A final retirement occurs when an entire transmission or distribution line is permanently removed from service. Interim retirements occur as components of the system are replaced. As a result, UES is not recognizing the cost of final removal of the transmission and distribution lines in the financial statements. As of September 30, 2004 and December 31, 2003, UES had accrued $2 million and $1 million for the net cost of removal for interim retirements from its transmission, distribution and general plant. The amount is shown as a regulatory liability on UniSource Energy's balance sheet.

     Millennium and UED have no asset retirement obligations.

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

     The pension liability and future pension expense both increase as the discount rate is reduced. A decrease in the discount rate results in an increase in the projected benefit obligation (PBO) and the service cost component of pension expense. Additionally, the recognized actuarial loss is significantly impacted by a reduction in the discount rate. Since the PBO increases with the decrease in discount rate, the obligation is much larger than would normally occur due to normal growth of the plan. This leads to an actuarial loss (or a greater actuarial loss than would occur in the absence of the discount rate change), which is amortized over future periods leading to a greater expense. The resulting change in the interest cost component of pension expense is dependent on the effect that the change in the discount rate has on the PBO and will vary based on employee demographics. The effect of the lower rate used to calculate the interest cost is offset to some degree by a larger obligation. The relative magnitude of these two changes determines whether interest cost will increase or decrease. For TEP's pension plans, a 25 basis point decrease in the discount rate would increase the accumulated benefit obligation (ABO) by approximately $5 million and the related plan expense for 2004 by approximately $1 million. A similar increase in the discount rate would decrease the ABO by approximately $4 million and the related plan expense for 2004 by approximately $1 million. For TEP's other postretirement benefits plan, a 25 basis point change in the discount rate would increase or decrease the accumulated postretirement benefit obligation (APBO) by approximately $2 million. A 25 basis point change in the discount rate would not have a significant impact on the related plan expense for 2004.

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

     Based on the above assumptions, TEP will record pension expense of approximately $8 million and other postretirement benefit expense of $6 million ratably throughout 2004. As of September 30, 2004, TEP has made required pension plan contributions of $5 million in 2004. TEP's other postretirement benefit plan is not funded. TEP expects to make benefit payments to retirees under the postretirement benefit plan of approximately $2 million in 2004.

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

     UES

     Concurrent with the acquisition of the Arizona gas and electric utility assets from Citizens on August 11, 2003, UES established a pension plan for substantially all of its employees. UES did not assume the pension obligation for employees' years of service with Citizens. UES performed an actuarial valuation, as of the date of acquisition, to determine its pension expense for the balance of 2003. A discount rate of 6.5% was assumed based on rates available at that date and the duration of plan obligations.

     UES discounted its future pension plan obligations using a rate of 6.25% at December 31, 2003. For UES' pension plan, a 25 basis point change in the discount rate would have minimal effect on either the ABO or the related pension expense. UES recorded a minimum pension liability of approximately $1 million at December 31, 2003. UES will record pension expense of $1 million in 2004. The pension plan is not yet funded but all required contributions will be made in accordance with minimum funding standards. UES has made a pension plan contribution of $1 million in 2004.

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

     TEP has a natural gas supply agreement under which it purchases all of its gas requirements at spot market prices from Southwest Gas Corporation (SWG). TEP also has agreements to purchase power that are priced using spot market gas prices. These contracts meet the definition of normal purchases and are not required to be marked to market. During the first nine months of 2004, in an effort to minimize price risk on these purchases, TEP entered into commodity price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices. The spot market price in the swap agreements is tied to the same index as the purchases under the SWG and purchased power contracts. These swap agreements, which expire during the summer months through 2006, were entered into with the goal of locking in fixed prices on at least 45% and not more than 80% of TEP's expected summer monthly gas risk prior to entering into the month. The swap agreements are marked to market on a monthly basis; however, since the agreements satisfy the requirements for cash flow hedge accounting, the unrealized gains and losses are recorded in Other

Comprehensive Income, a component of Common Stock Equity, rather than being reflected in the income statement. As the gains and losses on these cash flow hedges are realized, a reclassification adjustment is recorded in Other Comprehensive Income for realized gains and losses that are included in net income.

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

         TEP and MEG's derivative activities are reported as follows:

                                                                      INCOME STATEMENT LINE
                                             ------------------------------------------------------------------------
                                                     NET UNREALIZED GAINS                  NET REALIZED GAINS
                                                          AND LOSSES                           AND LOSSES
- ---------------------------------------------------------------------------------------------------------------------
TEP Forward Sales Contracts                  Electric Wholesale Sales               Electric Wholesale Sales
TEP Forward Purchase Contracts               Purchased Power                        Purchased Power
TEP Commodity Price Swaps                    Other Comprehensive Income             Fuel Expense
                                             (Balance Sheet)
MEG Trading Activities                       Other Operating Revenues               Other Operating Revenues
- ---------------------------------------------------------------------------------------------------------------------


Although MEG's realized gains and losses on trading activities are reported net on UniSource Energy's income statement, the related cash receipts and cash payments are reported separately on UniSource Energy's statement of cash flows.

     TEP and MEG's derivative assets and liabilities are reported as follows:

                                                                              BALANCE SHEET LINE
                                                            -------------------------------------------------------
                                                                     ASSETS                    LIABILITIES
- -------------------------------------------------------------------------------------------------------------------
TEP (Net)                                                   Other Current Assets       Other Current Liabilities
MEG (Including Emissions Allowance Inventory)               Trading Assets             Trading Liabilities
- -------------------------------------------------------------------------------------------------------------------


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

     See Commodity Price Risk in Item 3.

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

     The estimated remaining useful lives of TEP's generating facilities are based on management's best estimate of the economic life of the units. These estimates are based on engineering estimates, economic analysis, and statistical analysis of TEP's past experience in maintaining the stations. For the first nine months of 2004, depreciation expense related to generation assets was $27 million, and our generation assets are currently depreciated over periods ranging from 23 to 70 years from the original in-service dates.

     During the first quarter of 2004, TEP engaged an independent third party to review the economic estimated useful lives of its owned generating assets in Springerville, Arizona. TEP then hired a different independent third party to perform a depreciation study for its generation assets, taking into consideration the newly determined economic useful life for the Springerville assets, and changes in generation plant life information used by the operators and other participants of the joint power plants in which TEP participates. As a result of these analyses, TEP lengthened the useful lives of various generation assets for periods ranging from 11 to 22 years in July 2004. Consequently, depreciation rates and the corresponding depreciation expense have been revised prospectively to reflect the life extensions. The expected annual impact of these changes in depreciation rates is a reduction in depreciation expense of $9 million or $2 million for the quarter ended September 30, 2004. A study is currently underway by the operating agent of the San Juan Generating Station to determine whether San Juan's economic useful life has changed from previous estimates. If the economic life of San Juan is extended by ten years, TEP's annual depreciation expense would decrease by an additional $4 million.

  UNBILLED REVENUE ESTIMATION METHODOLOGY - TEP

     TEP's and UES' retail revenues include an estimate of MWhs/therms delivered but unbilled at the end of each period. Unbilled revenues are dependent upon a number of factors that require judgment including estimates of retail sales and customer usage patterns. The unbilled revenue is estimated by comparing the actual MWhs/therms delivered to the MWhs/therms billed to TEP and UES retail customers. The excess of MWhs/therms delivered over MWhs/therms billed is then allocated to the retail customer classes based on estimated usage by each customer class. TEP and UES then record revenue for each customer class based on the various bill rates for each customer class. Due to the seasonal fluctuations of TEP's actual load, the unbilled revenue amount increases during the spring and summer months and decreases during the fall and winter months. The unbilled revenue amount for UES gas sales increases during the fall and winter months and decreases during the spring and summer months, whereas, the unbilled revenue amount for UES electric sales increases during the spring and summer months and decreases during the fall and winter months.

     In May 2004, we determined that the kWh information used to estimate kWhs delivered to TEP customers was generally understated. Additionally, we determined that TEP's then existing method of pricing estimated unbilled kWh sales quantities among customer classes was weighting usage by lower-priced customers too heavily and weighting usage by higher-priced customers too lightly. For TEP, the price paid by customers varies from a low of 3.7 cents per kWh for interruptible industrial load to a high of 13 cents per kWh for small commercial customers, so that allocations among customer classes are a significant element of unbilled revenues. Effective with the second quarter of 2004, we changed the estimation methodology used to quantify unbilled kWh sales and price the computed unbilled kWh sales quantities to more accurately reflect actual usage and restated prior periods.

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

     At September 30, 2004 and December 31, 2003, UniSource Energy had a valuation allowance of $11 million, of which $10 million relates to net operating losses generated by the Millennium entities. In the future, if

UniSource Energy and the Millennium entities determine that all or a portion of the losses may be used on tax returns, then UniSource Energy and the Millennium entities would reduce the valuation allowance and recognize a tax benefit of up to $10 million. The primary factor that could cause the Millennium entities to recognize a tax benefit would be a change in expected future taxable income. The remaining $1 million valuation allowance relates to investment tax credit carryforwards at TEP, which may not be able to be used on tax returns prior to their expiration.

     In the future, if UniSource Energy and TEP determine that it is probable that TEP will not be able to use all or a portion of its net operating loss and more of its investment tax credit carryforward amounts, then UniSource Energy and TEP would record additional valuation allowance and recognize tax expense. Factors that could cause TEP to record a valuation allowance would be a change in expected future taxable income or a change in tax filing status due to the proposed acquisition. See Outlook and Strategies - Agreement and Plan of Merger, above.

NEW ACCOUNTING PRONOUNCEMENTS
- -----------------------------

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

     FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), provides guidance related to accounting for the federal subsidy available to employers providing retirees with prescription drug benefits. For public companies, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The adoption of FSP 106-2 is not expected to have a significant impact on our postretirement benefit costs or cash flows because prescription drug coverage is available only to a limited number of UniSource Energy retirees who are Medicare eligible.

     In July 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock (EITF 02-14). EITF 02-14 concludes that an investor that has the ability to exercise significant influence over the operating and financial policies of an investee should apply the equity method of accounting only when it has an investment in common stock or an investment that is in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 is not expected to have a significant impact on our financial statements.

     In June 2004, the EITF published Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides application guidance on impairment of securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments and requires certain quantitative and qualitative disclosures for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements are effective for reporting periods ending after December 31, 2003. The FASB issued FSP EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of

Other-Than-Temporary Impairment and Its Application to Certain Investments in September 2004 delaying the effective date of the application guidance on impairment of securities. The adoption of EITF 03-1 is not expected to have a significant impact on our financial statements.

     In August 2003, the EITF published Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not "Held for Trading Purposes" as Defined in EITF Issue No. 02-3 (EITF 03-11). EITF 03-11 discusses whether realized gains and losses should be shown gross or net in the income statement for contracts that are not held for trading purposes, as defined in EITF 02-3, but are derivatives subject to FAS 133. Determining whether realized gains and losses on derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances with respect to the various activities of the entity. Retroactive application of EITF 03-11 is not required. Beginning January 1, 2004, the realized gains and losses on derivative instruments that are not held for trading purposes but are eventually net settled are shown net in the income statement. The impact of adopting EITF 03-11 was immaterial as of September 30, 2004.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
- ------------------------------------------

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

     12. Unanticipated changes in future liabilities relating to employee benefit plans due to changes in market values of retirement plan assets and health care costs.

     13.  The outcome of any ongoing litigation.

     14. Ability to obtain financing through debt and/or equity issuances, which can be affected by various factors, including interest rate fluctuations and capital market conditions.

     15. Ability to develop and operate Springerville Generating Station Unit 3 and achieve expected cost savings.

     16. Ability to obtain necessary approvals and satisfy the other closing conditions contained in the acquisition agreement, so that the acquisition of UniSource Energy by an affiliate of Saguaro Utility can occur.


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
- --------------------------------------------------------------------------------

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

     TEP
     ---

     To manage its exposure to energy price risk, TEP enters into forward contracts to buy or sell energy at a specified price and future delivery period. Generally, TEP commits to future energy sales based on expected excess generating capability, forward prices and generation costs, using a diversified market approach to provide a balance between long-term, mid-term and spot energy sales. TEP generally enters into forward energy and natural gas purchases during its summer peaking period to ensure it can meet its load and reserve requirements and account for other contract and resource contingencies. TEP also enters into limited forward purchases and sales to optimize its resource portfolio and take advantage of locational differences in price. These positions are managed on both a volumetric and dollar basis and are closely monitored using risk management policies and procedures overseen by the Risk Management Committee. For example, the risk management policies dictate that TEP cannot take a short position in the third quarter and must have owned generation backing up all forward sales positions at the time the sale is made.

     The majority of TEP's forward contracts are considered to be "normal purchases and sales" of energy and are not considered to be derivatives under FAS 133. TEP records revenues on its "normal sales" and expenses on its "normal purchases" in the period in which the energy is delivered. From time to time, however, TEP enters into forward contracts that meet the definition of a derivative under FAS 133. When TEP has derivative forward contracts, it marks them to market using actively quoted prices obtained from brokers for the appropriate energy product. TEP believes that these broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of TEP's positions. The net pre-tax unrealized gains and losses from TEP's forward electricity contracts were less than $1 million for each of the three month periods ended September 30, 2004 and 2003 and was approximately $1 million for the nine month period ended September 30, 2004, and less than $1 million for the nine month period ended September 30, 2003. This demonstrates the limited derivative forward contract activity conducted by TEP and the limited impact on TEP's operating results and financial condition.

     TEP has two purchased power agreements for the period 2003 through 2006. During the third quarter of 2004, TEP purchased approximately 102,000 MWh under these contracts; energy purchased under these agreements is adjusted for changes in the price of natural gas. In the first nine months of 2004, approximately 149,000 MWh were purchased under these contracts.

     TEP is also subject to commodity price risk from changes in the price of natural gas. TEP typically uses generation from its facilities fueled by natural gas to meet the summer peak demands of its retail customers and to meet local reliability needs. Due to its increasing seasonal gas usage, TEP hedges a portion of its natural gas purchases with fixed price contracts for a maximum of three years, and purchases its remaining gas needs in the spot and short-term markets through its supplier Southwest Gas Corporation (SWG). The net pre-tax unrealized gains and losses from TEP's commodity swap agreements recorded as cash flow hedges and included in Other Comprehensive Income were $3 million as of September 30, 2004. The net pre-tax realized gains and losses from TEP's commodity swap agreements that were reclassified out of Other Comprehensive Income were less than $1 million for the three and nine months periods ended September 30, 2004.

     In the first nine months of 2004, the average price of natural gas was $5.29 per MMBtu compared with $5.17 per MMBtu in the same period last year. Natural gas prices remained high throughout 2003 and into 2004 with continued demand, storage and production concerns. The increase in the regional supply of gas-generated energy and the completion of a 500-kV transmission connection, however, allowed TEP to decrease use of its less efficient gas generation units in favor of more economical purchases of energy in the wholesale market. TEP's generation output fueled by natural gas was approximately 328,000 MWh, or 4% of total generation in the first nine months of 2004, compared with approximately 405,000 MWh, or 5% of total generation in same period of 2003.

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

     MEG
     ---

     During the fourth quarter of 2001, MEG began managing and trading Emission Allowances, coal and related instruments. We manage the market risk of this line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a 33% change in price or volatility. We closely monitor MEG's trading activities, which include swap agreements, options and forward contracts, using risk management policies and procedures overseen by the Risk Management Committee. MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2007. As of September 30, 2004 and December 31, 2003, the fair value of MEG's trading assets combined with Emission Allowances it holds in escrow was $88 million and $22 million, respectively. The fair value of MEG's trading liabilities was $87 million at September 30, 2004 and $19 million at December 31, 2003. The significant increase in the fair value of MEG's trading assets and liabilities at September 30, 2004 compared with December 31, 2003 is the result of an increase in the value of sulphur dioxide (SO2) allowances from $216 per allowance to $535 per allowance. During the first nine months of 2004, MEG reflected a $4 million unrealized gain and a $3 million realized loss on its income statement, compared with an unrealized gain of $3 million and a realized loss of $3 million in the first nine months of 2003.

                                                 Unrealized Gain (Loss) of MEG's Trading Activities
                                                               - Millions of Dollars -
                                    ------------------------------------------------------------------------------
Source of Fair Value                    Maturity           Maturity         Maturity over      Total Unrealized
At September 30, 2004                  0 - 6 mos.        6 - 12 mos.            1 yr.             Gain (Loss)
                                    ------------------------------------------------------------------------------
Prices actively quoted                  $(3)                    $ -                 $ -                $(3)
Prices based on models and other
   valuation methods                       4                      -                   4                  8
- ------------------------------------------------------------------------------------------------------------------
Total                                   $  1                    $ -                 $ 4                 $5
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

     We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of September 30, 2004, TEP's total credit exposure related to its wholesale marketing activities (excluding defaulted amounts owed by the CPX and the CISO) was approximately $5 million and MEG's total credit exposure related to its trading activities was $15 million. TEP and MEG's credit exposure is diversified across approximately 23 counterparties. As of September 30, 2004, approximately $4 million of TEP's exposure was to non-investment grade companies.

     UniSource Energy is also exposed to credit risk related to the sale of assets owned by Nations Energy Corporation (Nations Energy). In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherlands Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao) a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million receivable from Mirant Curacao. The receivable was recorded at its net present value of $8 million using an 8% discount rate, the discount being recognized as interest income over the five-year life of the receivable. As of September 30, 2004, Nations Energy's receivable from Mirant Curacao was approximately $8 million. The receivable is primarily included in Investments and Other Property - Other on UniSource Energy's balance sheet. The first payment of $2 million on the receivable was received on June 30, 2004. The remaining payments are expected to be received as follows: $4 million in July 2005 and $5 million in July 2006.

     The receivable is guaranteed by Mirant Americas, Inc., a subsidiary of Mirant. On July 14, 2003, Mirant, Mirant Americas, Inc. and various other Mirant companies filed for Chapter 11 bankruptcy protection. Mirant Curacao was not included in the Chapter 11 filings. Projected cash flows for the power project support the expectation that Mirant Curacao will have sufficient future cash flows to pay the remaining receivable and any applicable interest. However, Nations Energy cannot predict the ultimate outcome that Mirant's bankruptcy will have on the collectibility of the receivable from Mirant Curacao. Nations Energy will continue to evaluate the collectibility of the receivable, but currently expects to collect the receivable in its entirety and has not recorded any reserve for this receivable.

ITEM 4. - CONTROLS AND PROCEDURES

     UniSource Energy and TEP have disclosure controls and procedures to ensure that material information recorded, processed, summarized and reported in their filings with the SEC is on an accurate and timely basis. Management of UniSource Energy and TEP, with the participation of the principal executive officer and principal financial officer of UniSource Energy and TEP, have evaluated these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based on such evaluation, the principal executive officer and principal financial officer of UniSource Energy and TEP have concluded that such disclosure controls and procedures were, as of such date, effective at ensuring that material information is recorded, processed, summarized and reported accurately and within the time periods specified by the SEC's rules and forms. Since such evaluation, there have not been any significant changes in UniSource Energy and TEP's internal controls, over financial reporting that has, or is reasonably likely to, materially affect these controls.


PART II - OTHER INFORMATION


ITEM 1. -  LEGAL PROCEEDINGS
- --------------------------------------------------------------------------------

     LITIGATION CONCERNING THE PROPOSED ACQUISITION AGREEMENT

     On August 26, 2004, the Pennsylvania Avenue Event Driven Fund filed a class action complaint in the Superior Court of the State of Arizona on behalf of the holders of UniSource Energy common stock against UniSource Energy and its directors (Pennsylvania Ave. Event Driven Fund v. UniSource Energy Corp., et al. (D. Ariz.)) relating to the proposed acquisition of UniSource Energy by an affiliate of Saguaro Utility. The plaintiff alleges, among other things, that members of UniSource Energy's board of directors breached their fiduciary duties to UniSource Energy's shareholders in connection with the proposed acquisition by tailoring the acquisition to meet the specific needs of Saguaro Utility and basing the acquisition on financial results of UniSource Energy that were subsequently restated to recognize additional net income. The plaintiff is seeking to enjoin the acquisition, which was approved by shareholders of UniSource Energy in March 2004. The lawsuit requests an order:

     o    declaring that the action is properly maintainable as a class action;

     o decreeing that the acquisition agreement was entered into in breach of the directors' fiduciary duties and is therefore unlawful and unenforceable;

     o enjoining the consummation of the acquisition until a new sale process is adopted;

     o ordering directors to exercise their fiduciary duties to obtain a transaction that is in the best interest of UniSource Energy's shareholders;

     o    rescinding, to the extent implemented, the acquisition; and

     o awarding the plaintiff the costs of its action, including attorney's and experts' fees.

     On October 18, 2004, UniSource Energy filed a motion to dismiss the complaint, which is pending before the court. UniSource Energy believes that the lawsuit is without merit and will vigorously contest it.

     CITY OF TACOMA

     On June 7, 2004, the City of Tacoma, Washington filed a lawsuit (City of Tacoma v. American Electric Power Service Corporation, et al. (U.S. District Ct.
W. D. Wash.)) against TEP and various other electricity generators and marketers alleging that the defendants violated antitrust laws by colluding to effect the price of electricity in the Pacific Northwest from May 2000 through 2001. These claims are similar to those alleged in the antitrust cases against TEP and other wholesale electricity market participants described in Item 3. Legal Proceedings, Cross-Complaints in Wholesale Electricity Antitrust Cases I and II, of our 2003 Annual Report on Form 10-K (the Wholesale Electricity Antitrust Cases). Accordingly, on September 14, 2004, the case was transferred to the United States District Court for the Southern District of California and consolidated with the Wholesale Electricity Antitrust Cases. TEP along with other defendants expects to file a motion to dismiss the City of Tacoma complaint.

     TEP believes these claims are without merit and intends to vigorously contest them.

     CALIFORNIA ATTORNEY GENERAL'S UNFAIR COMPETITION LAWSUITS

     Beginning in April 2002, the California Attorney General filed complaints against TEP and other wholesale electricity suppliers or marketers in San Francisco Superior Court. The complaints seek to impose civil penalties under California's unfair competition law based upon allegations that defendants violated the Federal Power Act by failing to properly file their rates with FERC and by charging "unjust and unreasonable" rates.

     Defendants removed the cases to the United States District Court for the Northern District of California where they were consolidated. The District Court then dismissed the California Attorney General's complaints finding them barred by federal preemption and the filed rate doctrine. The California Attorney General appealed the District Court's dismissal of the complaints. On October 12, 2004, the Ninth Circuit Court of Appeals issued a memorandum decision affirming the dismissal.

     While it appears that the Attorney General may request a rehearing from the Ninth Circuit, TEP believes these claims are without merit and intends to vigorously contest them.

     We discuss other legal proceedings in Note 9 of Notes to Condensed Consolidated Financial Statements.

ITEM 5. - OTHER INFORMATION
- --------------------------------------------------------------------------------


ADDITIONAL FINANCIAL DATA

         The following table reflects the ratio of earnings to fixed charges for
TEP:

                                                      9 MONTHS ENDED              12 MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                           2004                        2004
                                                           ----                        ----
                                                                                  (RESTATED) (1)
                                                                                   --------
- ------------------------------------------------------------------------------------------------------

Ratio of Earnings to Fixed Charges                         1.46                        1.67
- ------------------------------------------------------------------------------------------------------

(1)      See Note 1 of Notes to Condensed Consolidated Financial Statements.


NON-GAAP MEASURES

ADJUSTED EBITDA
- ---------------

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

ADJUSTED EBITDA AND NET CASH FLOWS FROM OPERATING ACTIVITIES

                                                        UNISOURCE ENERGY
                                    ----------------------------------------------------------
                                         Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
                                         2004          2003          2004          2003
                                                  (RESTATED) (1)              (RESTATED) (1)
- ----------------------------------------------------------------------------------------------
                                                      -Millions of Dollars -

Adjusted EBITDA                       $      139    $      137     $    354     $      284

Net Cash Flows from Operations        $      111    $       92     $    249     $      136
- ----------------------------------------------------------------------------------------------


                                                                               TEP
                                                    -----------------------------------------------------------
                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                        2004           2003          2004            2003
                                                                  (RESTATED) (1)               (RESTATED) (1)
- ---------------------------------------------------------------------------------------------------------------
                                                                     -Millions of Dollars -

Adjusted EBITDA                                        $     135     $      140     $     334    $       305

Net Cash Flows from Operations                         $     100     $      101     $     216    $       165
- ---------------------------------------------------------------------------------------------------------------

(1)      See Note 1 of Notes to Condensed Consolidated Financial Statements.



RECONCILIATION OF ADJUSTED EBITDA TO CASH FLOWS FROM OPERATIONS

                                                                         UNISOURCE ENERGY
                                                    -----------------------------------------------------------
                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                         2004           2003         2004           2003
                                                                   (RESTATED) (1)              (RESTATED) (1)
- ---------------------------------------------------------------------------------------------------------------
                                                                     -Millions of Dollars -

ADJUSTED EBITDA (2)                                    $      139     $      137    $     354     $      284
Net Cash Flows from Operations
     Less: Income Taxes                                        17             19           35             17
     Less: Total Interest Expense                              41             42          123            123
Changes in Assets and Liabilities and
  Other Non-Cash Items                                         30             16           53             (8)
- ---------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES               $      111     $       92    $     249     $      136
- ---------------------------------------------------------------------------------------------------------------



                                                                               TEP
                                                    -----------------------------------------------------------
                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                         2004           2003         2004           2003
                                                                   (RESTATED) (1)              (RESTATED) (1)
- ---------------------------------------------------------------------------------------------------------------
                                                                     -Millions of Dollars -

ADJUSTED EBITDA (2)                                    $      135     $     140     $     334     $      305
Net Cash Flows from Operations
     Less: Income Taxes                                        18            22            35             28
     Less: Total Interest Expense                              38            40           115            120
Changes in Assets and Liabilities and
  Other Non-Cash Items                                         21            23            32              8
- ---------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES               $      100     $     101     $     216     $      165
- ---------------------------------------------------------------------------------------------------------------

(1)  See Note 1 of Notes to Condensed Consolidated Financial Statements.
(2)  Adjusted EBITDA was calculated as follows:


                                                                                            UNISOURCE ENERGY
                                                                        ---------------------------------------------------------
                                                                             Three Months Ended          Nine Months Ended
                                                                               September 30,               September 30,
                                                                            2004           2003          2004         2003
                                                                                      (RESTATED) (1)             (RESTATED) (1)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                        -Millions of Dollars -

Net Income                                                                 $     24     $       27     $     43     $       87
Amounts from the Income Statements:
    Less: Cumulative Effect of Accounting Change                                  -              -            -             67
    Plus: Income Taxes                                                           17             19           35             17
    Plus: Total Interest Expense                                                 41             42          123            123
    Plus: Depreciation and Amortization                                          36             34          108             95
    Plus: Amortization of Transition Recovery Asset                              19             14           40             25
    Plus: Depreciation included in Fuel and Other O&M Expense*                    2              1            5              4
- ---------------------------------------------------------------------------------------------------------------------------------
ADJUSTED EBITDA                                                            $    139     $      137     $    354     $      284
- ---------------------------------------------------------------------------------------------------------------------------------



                                                                                                 TEP
                                                                        -------------------------------------------------------
                                                                            Three Months Ended          Nine Months Ended
                                                                               September 30,              September 30,
                                                                            2004          2003         2004         2003
                                                                                     (RESTATED) (1)             (RESTATED) (1)
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                       -Millions of Dollars -

Net Income                                                                 $     26     $      32     $     45     $     105
Amounts from the Income Statements:
    Less: Cumulative Effect of Accounting Change                                  -             -            -            67
    Plus: Income Taxes                                                           18            22           35            28
    Plus: Total Interest Expense                                                 38            40          115           120
    Plus: Depreciation and Amortization                                          32            31           94            90
    Plus: Amortization of Transition Recovery Asset                              19            14           40            25
    Plus: Depreciation included in Fuel and Other O&M Expense*                    2             1            5             4
- -------------------------------------------------------------------------------------------------------------------------------
ADJUSTED EBITDA                                                            $    135     $     140     $    334     $     305
- -------------------------------------------------------------------------------------------------------------------------------

(1)  See Note 1 of Notes to Condensed Consolidated Financial Statements.

* See Supplemental Cash Flow Information in Note 16 of Notes to Condensed Consolidated Financial Statements.



NET DEBT AND TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS - TEP
- -----------------------------------------------------------

                                                  As of              As of
                                              September 30,       December 31,
                                                  2004                2003
- --------------------------------------------------------------------------------
                                                   -Millions of Dollars-

Net Debt                                       $      1,703        $      1,761

Total Debt and Capital Lease Obligations       $      1,874        $      1,940
- --------------------------------------------------------------------------------

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

RECONCILIATION OF TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS TO NET DEBT


                                                               As of          As of December
                                                           September 30,            31,
                                                               2004                2003
- -----------------------------------------------------------------------------------------------
                                                                   -Millions of Dollars-
Long-Term Debt                                              $       1,097      $       1,126
Current Portion - Long-Term Debt                                        2                  2
- -----------------------------------------------------------------------------------------------
TOTAL DEBT                                                          1,099              1,128
Capital Lease Obligations                                             720                762
Current Portion - Capital Lease Obligations                            55                 50
- -----------------------------------------------------------------------------------------------
TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                            1,874              1,940
Investment in Lease Debt and Equity                                  (171)              (179)
- -----------------------------------------------------------------------------------------------
NET DEBT                                                    $       1,703      $       1,761
- -----------------------------------------------------------------------------------------------



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


ITEM 6. - EXHIBITS
- --------------------------------------------------------------------------------

See exhibit index.

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


                                              UNISOURCE ENERGY CORPORATION
                                              ----------------------------
                                                      (Registrant)


Date:  November 9, 2004                       /s/ Kevin P. Larson
                                              ----------------------------------
                                                  Kevin P. Larson
                                                  Vice President and Principal
                                                  Financial Officer



                                              TUCSON ELECTRIC POWER COMPANY
                                              -----------------------------
                                                      (Registrant)


Date:  November 9, 2004                       /s/ Kevin P. Larson
                                              ----------------------------------
                                                  Kevin P. Larson
                                                  Vice President and Principal
                                                  Financial Officer

                                  EXHIBIT INDEX

     12 -    Computation of Ratio of Earnings to Fixed Charges - TEP.
     15 -    Letter regarding unaudited interim financial information.
     31(a) - Rule 13a-14(a)/15d-14(a) Certification of UniSource Energy, by
             James S. Pignatelli.
     31(b) - Rule 13a-14(a)/15d-14(a) Certification of
             UniSource Energy, by Kevin P. Larson.
     31(c) - Rule 13a-14(a)/15d-14(a)
             Certification of TEP, by James S. Pignatelli.
     31(d) - Rule 13a-14(a)/15d-14(a) Certification of TEP, by Kevin P. Larson.
     *32 -   Section 1350 Certifications.

     * Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being filed for purposes of Section 18 of the Securities
       Exchange Act of 1934).