Form 10-Q
period 2005-03-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2005-05-09
CIK 100122, 941138

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

                  For The Quarterly Period Ended March 31, 2005

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

     At May 4, 2005, 34,556,088 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.

     At May 4, 2005, 32,139,555 shares of Tucson Electric Power Company's common stock, no par value, were outstanding, of which 32,139,434 shares were held by UniSource Energy Corporation.


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

TABLE OF CONTENTS


Definitions                                                                    v
                                  -- PART I --

Reports of Independent Registered Public Accounting Firm                       1

Item 1. - Financial Statements                                                 3
  UniSource Energy Corporation
    Comparative Condensed Consolidated Statements of Income (Loss)             3
    Comparative Condensed Consolidated Statements of Cash Flows                4
    Comparative Condensed Consolidated Balance Sheets                          5
    Condensed Consolidated Statement of Changes in Stockholders' Equity        6
  Tucson Electric Power Company
    Comparative Condensed Consolidated Statements of Income (Loss)             7
    Comparative Condensed Consolidated Statements of Cash Flows                8
    Comparative Condensed Consolidated Balance Sheets                          9
    Condensed Consolidated Statement of Changes in Stockholders' Equity       10
  Notes to Condensed Consolidated Financial Statements                        11
  Note 1.  Nature of Operations, Basis of Accounting Presentation and
           Equity-Based Compensation                                          11
  Note 2.  Regulatory Matters                                                 13
  Note 3.  Debt and Credit Facilities                                         14
  Note 4.  Business Segments                                                  17
  Note 5.  Accounting for Derivative Instruments and Trading Activities       18
  Note 6.  Commitments and Contingencies                                      20
  Note 7.  TEP Wholesale Accounts Receivable and Allowances                   22
  Note 8.  UniSource Energy Earnings Per Share (EPS)                          22
  Note 9.  Employee Benefit Plans                                             23
  Note 10. Share-Based Compensation Plans                                     24
  Note 11. Income and Other Taxes                                             25
  Note 12. New Accounting Pronouncements                                      26
  Note 13. Supplemental Cash Flow Information                                 27
  Note 14. Review by Independent Accountants                                  28

Item 2. - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           29
  UniSource Energy Consolidated                                               29
    Results of Operations                                                     30
    Contribution by Business Segment                                          30
    Liquidity and Capital Resources                                           31
  Tucson Electric Power Company                                               35
    Results of Operations                                                     35
    Factors Affecting Results of Operations                                   37
    Liquidity and Capital Resources                                           40
  UNS Gas                                                                     44
    Results of Operations                                                     44
    Factors Affecting Results of Operations                                   45
    Liquidity and Capital Resources                                           45
  UNS Electric                                                                47
    Results of Operations                                                     47
    Factors Affecting Results of Operations                                   48
    Liquidity and Capital Resources                                           48
  Global Solar Energy, Inc.                                                   50
    Results of Operations                                                     50
  Other                                                                       50
    Results of Operations                                                     50
  Critical Accounting Estimates                                               51
  New Accounting Pronouncements                                               57
  Safe Harbor for Forward-Looking Statements                                  58

Item 3. - Quantitative and Qualitative Disclosures about Market Risk          59

Item 4. - Controls and Procedures                                             62

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings                                                   62
Item 5. - Other Information                                                   63
     TEP Credit Agreement                                                     63
     Non-GAAP Measures                                                        63
     SEC Reports Available on UniSource Energy's Website                      66

Item 6. Exhibits                                                              67

Signatures                                                                    68

Exhibit Index                                                                 69

                                   DEFINITIONS

The abbreviations and acronyms used in the 2005 First Quarter 10-Q are defined below:

--------------------------------------------------------------------------------

ACC...........................     Arizona Corporation Commission.
ACC Holding Company Order.....     The order approved by the ACC in November
                                   1997 allowing TEP to form a holding company.
AHMSA.........................     Altos Hornos de Mexico, S.A. de C.V. AHMSA
                                   owns 50% of Sabinas.
AMT...........................     Alternative Minimum Tax.
APS...........................     Arizona Public Service Company.
Btu...........................     British thermal unit(s).
Capacity......................     The ability to produce power; the most power
                                   a unit can produce or the maximum that can
                                   be taken under a contract; measured in MWs.
CISO..........................     California Independent System Operator.
Citizens......................     Citizens Communications Company.
Citizens Settlement Agreement.     An agreement with the ACC Staff dated
                                   April 1, 2003, addressing rate case and
                                   financing issues in the acquisition by
                                   UniSource Energy of Citizens' Arizona gas and
                                   electric assets.
Common Stock..................     UniSource Energy's common stock, without
                                   par value.
Company or UniSource Energy...     UniSource Energy Corporation.
Convertible Senior Notes......     UniSource Energy's 4.50% Convertible Senior
                                   Notes due March 1, 2035.
Emissions Allowance(s)........     An allowance issued by the EPA which permits
                                   emission of one ton of sulfur dioxide or one
                                   ton of nitrogen oxide. These allowances
                                   can be bought and sold.
Energy........................     The amount of power produced over a
                                   given period of time; measured in MWh.
EPA...........................     The Environmental Protection Agency.
ESP...........................     Energy Service Provider.
Express Line..................     345-kV circuit connecting Springerville
                                   Unit 2 to the Tucson 138-kV system.
FAS 71........................     Statement of Financial Accounting Standards
                                   No. 71: Accounting for the Effects of
                                   Certain Types of Regulation.
FAS 133.......................     Statement of Financial Accounting
                                   Standards No 133: Accounting for Derivative
                                   Instruments and Hedging Activities,
                                   as amended.
FAS 143.......................     Statement of Financial Accounting
                                   Standards No. 143: Accounting for Asset
                                   Retirement Obligations.
FERC..........................     Federal Energy Regulatory Commission.
First Collateral Trust Bonds..     Bonds issued under the Indenture of Trust,
                                   dated as of August 1, 1998, of TEP to the
                                   Bank of New York, successor trustee.
First Mortgage Bonds..........     First mortgage bonds issued under the
                                   Indenture, dated as of April 1, 1941, of TEP
                                   to J.P. Morgan Chase Bank, successor trustee,
                                   as supplemented and amended.
Four Corners..................     Four Corners Generating Station.
Global Solar..................     Global Solar Energy, Inc., a company that
                                   develops and manufactures thin-film
                                   photovoltaic cells.  Millennium owns 99% of
                                   Global Solar.
Haddington....................     Haddington Energy Partners II, LP, a limited
                                   partnership that funds energy-related
                                   investments.
Heating Degree Days...........     An index used to measure the impact of
                                   weather on energy usage calculated by
                                   subtracting the average of the high and low
                                   daily temperatures from 65.
IDBs..........................     Industrial development revenue or pollution
                                   control revenue bonds.
IPS...........................     Infinite Power Solutions, Inc., a company
                                   that develops thin-film batteries.
                                   Millennium owns 72% of IPS.
IRS...........................     Internal Revenue Service.
ISO...........................     Independent System Operator.
ITC...........................     Investment Tax Credit.
kWh...........................     Kilowatt-hour(s).
kV............................     Kilovolt(s).

LIBOR.........................     London Interbank Offered Rate.
LOC...........................     Letter of Credit.
Luna..........................     Luna Energy Facility.
MEG...........................     Millennium Environment Group, Inc., a
                                   wholly-owned subsidiary of Millennium,
                                   which manages and trades emission
                                   allowances, coal, and related
                                   financial instruments.
MicroSat......................     MicroSat Systems, Inc. is a company
                                   formed to develop and commercialize
                                   small-scale satellites. Millennium
                                   currently owns 35%.
Millennium....................     Millennium Energy Holdings, Inc.,
                                   a wholly-owned subsidiary of
                                   UniSource Energy.
Mimosa........................     Minerales de Monclova, S.A. de C.V.,
                                   an owner of coal and associated gas
                                   reserves and a supplier of
                                   metallurgical coal to the steel
                                   industry and thermal coal to the
                                   Mexican electricity commission.
                                   Sabinas owns 19.5% of Mimosa.
MMBtus........................     Million British Thermal Units.
MW............................     Megawatt(s).
MWh...........................     Megawatt-hour(s).
Navajo........................     Navajo Generating Station.
NOL...........................     Net Operating Loss carryback or
                                   carryforward for income tax purposes.
PGA...........................     Purchased Gas Adjustor, a retail rate
                                   mechanism designed to recover the cost
                                   of gas purchased for retail gas customers.
PNM...........................     Public Service Company of New Mexico.
PNMR..........................     PNM Resources, Inc.
Powertrusion..................     POWERTRUSION International, Inc., a
                                   company owned 77% by Millennium,
                                   which manufactures lightweight utility poles.
PPFAC.........................     Purchased Power and Fuel Adjustment Clause.
PWCC..........................     Pinnacle West Capital Corporation.
Repurchased Bonds.............     $221 million of fixed-rate tax-exempt bonds
                                   that TEP will purchase from bondholders on
                                   May 11, 2005, pursuant to a tender offer
                                   that expired on May 5, 2005.
RTO...........................     Regional Transmission Organization.
Rules.........................     Retail Electric Competition Rules.
Sabinas.......................     Carboelectrica Sabinas, S. de R.L. de C.V.,
                                   a Mexican limited liability company.
                                   Millennium owns 50% of Sabinas.
Saguaro Utility...............     An Arizona limited partnership, whose
                                   general partner was Sage Mountain, L.L.C.
                                   and whose limited partners included
                                   investment funds affiliated with Kohlberg
                                   Kravis Roberts & Co., L.P., J.P. Morgan
                                   Partners, L.L.C. and Wachovia Capital
                                   Partners.
San Carlos....................     San Carlos Resources Inc., a wholly-owned
                                   subsidiary of TEP.
San Juan......................     San Juan Generating Station.
Second Mortgage Bonds.........     TEP's second mortgage bonds issued under
                                   the Indenture of Mortgage and Deed of Trust,
                                   dated as of December 1, 1992, of TEP to The
                                   Bank of New York, successor trustee, as
                                   supplemented.
Sempra........................     Sempra Energy Trading Company.
SCE...........................     Southern California Edison Company.
SES...........................     Southwest Energy Solutions, Inc., a
                                   wholly-owned subsidiary of Millennium.
Settlement Agreement..........     TEP's Settlement Agreement approved by the
                                   ACC in November 1999 that provided for
                                   electric retail competition and
                                   transition asset recovery.
Springerville.................     Springerville Generating Station.
Springerville Coal Handling
     Facilities Leases........     Leveraged lease arrangements relating to the
                                   coal handling facilities serving
                                   Springerville.
Springerville Common
     Facilities...............     Facilities at Springerville used in common
                                   with Springerville Unit 1 and Springerville
                                   Unit 2.
Springerville Common
     Facilities Leases........     Leveraged lease arrangements relating to an
                                   undivided one-half interest in certain
                                   Springerville Common Facilities.
Springerville Unit 1..........     Unit 1 of the Springerville Generating
                                   Station.

Springerville Unit 1 Lease....     Leveraged lease arrangement relating to
                                   Springerville Unit 1 and an undivided
                                   one-half interest in certain Springerville
                                   Common Facilities.
Springerville Unit 2..........     Unit 2 of the Springerville Generating
                                   Station.
SRP...........................     Salt River Project Agricultural Improvement
                                   and Power District.
Sundt.........................     H. Wilson Sundt Generating Station
                                   (formerly known as the Irvington Generating
                                   Station).
Sundt Lease...................     The leveraged lease arrangement relating to
                                   Sundt Unit 4.
SWG...........................     Southwest Gas Corporation.
TEP...........................     Tucson Electric Power Company, the principal
                                   subsidiary of UniSource Energy.
TEP Credit Agreement..........     Credit Agreement between TEP and a syndicate
                                   of banks, dated as of May 4, 2005.
TEP Revolving Credit Facility.     $60 million revolving credit facility
                                   entered into under the TEP Credit Agreement,
                                   dated as of May 4, 2005, between a
                                   syndicate of banks and TEP.
Therm.........................     A unit of heating value equivalent to
                                   100,000 British thermal units (Btu).
Tri-State.....................     Tri-State Generation and Transmission
                                   Association.
TruePricing...................     TruePricing, Inc., a start-up company
                                   established to market energy related
                                   products.
UED...........................     UniSource Energy Development Company,
                                   a wholly-owned subsidiary of UniSource
                                   Energy, which engages in developing
                                   generation resources and other project
                                   development services and related
                                   activities.
UES...........................     UniSource Energy Services, Inc., an
                                   intermediate holding company
                                   established to own the operating
                                   companies (UNS Gas and UNS Electric)
                                   which acquired the Citizens Arizona
                                   gas and electric utility assets.
UniSource Credit Agreement....     Credit Agreement between UniSource Energy
                                   and a syndicate of banks, dated
                                   as of April 15, 2005.
UniSource Energy..............     UniSource Energy Corporation.
UNS Electric..................     UNS Electric, Inc., a wholly-owned
                                   subsidiary of UES, which acquired
                                   the Citizens Arizona electric utility assets.
UNS Gas.......................     UNS Gas, Inc., a wholly-owned subsidiary of
                                   UES, which acquired the Citizens Arizona gas
                                   utility assets.
UNS Gas/UNS Electric Revolver.     A $40 million revolving credit facility
                                   entered into by UNS Gas and UNS Electric
                                   on April 15, 2005.
Valencia......................     Valencia power plant owned by UNS Electric.
WestConnect...................     The proposed for-profit RTO in which TEP is
                                   a participant.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of UniSource Energy Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the Company) as of March 31, 2005, and the related condensed consolidated statements of income (loss) and of cash flows for each of the three-month periods ended March 31, 2005 and 2004 and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2005. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of cash flows and of changes in stockholders' equity for the year then ended, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004; and in our report dated March 16, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management's assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of March 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
May 6, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tucson Electric Power Company:

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company (the Company) as of March 31, 2005, and the related condensed consolidated statements of income (loss) and of cash flows for each of the three-month periods ended March 31, 2005 and 2004 and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2005. These interim financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of cash flows, and of changes in stockholders' equity for the year then ended (not presented herein), and in our report dated March 16, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of March 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
May 6, 2005

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                         Three Months Ended
                                                                             March 31,
                                                                        2005            2004
                                                                            (UNAUDITED)
-------------------------------------------------------------------------------------------------
                                                                       -Thousands of Dollars-
OPERATING REVENUES
  Electric Retail Sales                                              $   171,590     $   174,363
  Electric Wholesale Sales                                                39,180          41,700
  Gas Revenue                                                             46,549          48,801
  Other Revenues                                                           3,610           5,220
-------------------------------------------------------------------------------------------------
    TOTAL OPERATING REVENUES                                             260,929         270,084
-------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Fuel                                                                    47,291          47,449
  Purchased Energy                                                        64,407          59,502
  Other Operations and Maintenance                                        61,492          63,579
  Depreciation and Amortization                                           34,824          35,136
  Amortization of Transition Recovery Asset                                9,487           8,597
  Taxes Other Than Income Taxes                                           13,499          13,111
-------------------------------------------------------------------------------------------------
    TOTAL OPERATING EXPENSES                                             231,000         227,374
-------------------------------------------------------------------------------------------------
      OPERATING INCOME                                                    29,929          42,710
-------------------------------------------------------------------------------------------------

OTHER INCOME (DEDUCTIONS)
  Interest Income                                                          4,961           4,869
  Other Income                                                             2,261           8,715
  Other Expense                                                           (2,351)         (1,016)
-------------------------------------------------------------------------------------------------
    TOTAL OTHER INCOME (DEDUCTIONS)                                        4,871          12,568
-------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Long-Term Debt                                                          20,352          23,118
  Interest on Capital Leases                                              19,746          20,044
  Other Interest Expense, Net of Amounts Capitalized                          11            (214)
-------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                                40,109          42,948
-------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                         (5,309)         12,330
  Income Tax Expense (Benefit)                                            (1,526)          5,909
-------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                    $    (3,783)    $     6,421
=================================================================================================


WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING (000)                 34,635          34,185
=================================================================================================

BASIC EARNINGS (LOSS) PER SHARE                                      $     (0.11)    $      0.19
=================================================================================================

DILUTED EARNINGS (LOSS) PER SHARE                                    $     (0.11)    $      0.18
=================================================================================================
DIVIDENDS PAID PER SHARE                                             $      0.19     $      0.16
=================================================================================================

See Notes to Condensed Consolidated Financial Statements.


UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended
                                                                             March 31,
                                                                        2005            2004
                                                                            (UNAUDITED)
-------------------------------------------------------------------------------------------------
                                                                       -Thousands of Dollars-
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Receipts from Electric Retail Sales                           $   206,194     $   200,489
  Cash Receipts from Electric Wholesale Sales                             52,111          56,327
  Cash Receipts from Gas Sales                                            55,568          56,981
  MEG Cash Receipts from Trading Activity                                 38,566          34,357
  Interest Received                                                       10,488          10,504
  Income Tax Refunds Received                                                928             286
  Performance Deposits                                                     6,349          (7,052)
  Other Cash Receipts                                                      2,666           4,121
  Fuel Costs Paid                                                        (48,503)        (46,073)
  Purchased Energy Costs Paid                                            (82,143)        (76,681)
  Wages Paid, Net of Amounts Capitalized                                 (29,336)        (25,051)
  Payment of Other Operations and Maintenance Costs                      (39,059)        (35,905)
  MEG Cash Payments for Trading Activity                                 (39,044)        (28,278)
  Capital Lease Interest Paid                                            (38,387)        (40,308)
  Taxes Paid, Net of Amounts Capitalized                                 (22,774)        (22,336)
  Interest Paid, Net of Amounts Capitalized                              (29,142)        (30,135)
  Income Taxes Paid                                                       (3,500)         (7,000)
  Other Cash Payments                                                       (930)           (207)
-------------------------------------------------------------------------------------------------
NET CASH FLOWS - OPERATING ACTIVITIES                                     40,052          44,039
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                                   (44,872)        (31,370)
  Proceeds from Investment in Springerville Lease Debt and Equity          8,251           8,054
  Other Cash Receipts                                                      5,616               -
  Investment in and Loans to Equity Investees                               (216)           (628)
  Return of Investment from Millennium Energy Business                         -             267
  Payments for Investment in Springerville Lease Debt and Equity               -          (4,499)
  Other Cash Payments                                                          -              (4)
-------------------------------------------------------------------------------------------------
NET CASH FLOWS - INVESTING ACTIVITIES                                    (31,221)        (28,180)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Issuance of Long-Term Debt                               150,000               -
  Repayments of Long-Term Debt                                           (53,150)         (1,232)
  Payments on Capital Lease Obligations                                  (48,377)        (43,632)
  Proceeds from Borrowings under Revolving Credit Facility                     -          20,000
  Payments on Borrowings under Revolving Credit Facility                       -         (20,000)
  Other Cash Receipts                                                      5,960           4,615
  Payment of Debt Issue/Retirement Costs                                  (5,126)         (8,959)
  Common Stock Dividends Paid                                             (6,537)         (5,439)
  Other Cash Payments                                                     (1,375)         (1,253)
-------------------------------------------------------------------------------------------------
NET CASH FLOWS - FINANCING ACTIVITIES                                     41,395         (55,900)
-------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                      50,226         (40,041)
Cash and Cash Equivalents, Beginning of Year                             154,028         101,266
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   204,254     $    61,225
=================================================================================================

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.


UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      March 31,      December 31,
                                                                         2005           2004
                                                                     (UNAUDITED)
-------------------------------------------------------------------------------------------------
ASSETS                                                                 - Thousands of Dollars -
UTILITY PLANT
  Plant in Service                                                   $ 3,064,432     $ 3,033,405
  Utility Plant under Capital Leases                                     723,901         723,901
  Construction Work in Progress                                          126,633         116,161
-------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT                                                3,914,966       3,873,467
  Less Accumulated Depreciation and Amortization                      (1,377,294)     (1,348,017)
  Less Accumulated Amortization of Capital Lease Assets                 (451,323)       (444,313)
-------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT - NET                                          2,086,349       2,081,137
-------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER PROPERTY
  Investments in Lease Debt and Equity                                   162,406         170,893
  Other                                                                   82,642          85,035
-------------------------------------------------------------------------------------------------
    TOTAL INVESTMENTS AND OTHER PROPERTY                                 245,048         255,928
-------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and Cash Equivalents                                              204,254         154,028
  Trade Accounts Receivable                                               87,652         107,694
  Unbilled Accounts Receivable                                            39,861          55,350
  Allowance for Doubtful Accounts                                        (16,604)        (16,492)
  Materials and Fuel Inventory                                            67,593          62,225
  Trading Assets                                                          50,761          70,958
  Current Regulatory Assets                                                9,922           9,653
  Income Taxes Receivable                                                  6,045               -
  Deferred Income Taxes - Current                                         14,719          24,055
  Interest Receivable - Current                                            5,409          10,475
  Other                                                                   21,290          26,751
-------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                 490,902         504,697
-------------------------------------------------------------------------------------------------

REGULATORY AND OTHER ASSETS
  Transition Recovery Asset                                              214,541         224,029
  Income Taxes Recoverable Through Future Revenues                        43,498          44,624
  Other Regulatory Assets                                                 16,693          15,823
  Other Assets                                                            55,735          49,280
-------------------------------------------------------------------------------------------------
    TOTAL REGULATORY AND OTHER ASSETS                                    330,467         333,756
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                         $ 3,152,766     $ 3,175,518
=================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
CAPITALIZATION
  Common Stock Equity                                                $   578,524     $   580,718
  Capital Lease Obligations                                              655,957         701,931
  Long-Term Debt                                                       1,356,170       1,257,595
-------------------------------------------------------------------------------------------------
    TOTAL CAPITALIZATION                                               2,590,651       2,540,244
-------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current Obligations under Capital Leases                                56,227          53,694
  Current Maturities of Long-Term Debt                                         -           1,725
  Accounts Payable                                                        62,159          95,276
  Interest Accrued                                                        26,414          60,679
  Trading Liabilities                                                     50,962          65,022
  Taxes Accrued                                                           45,528          53,192
  Accrued Employee Expenses                                               14,479          19,216
  Customer Deposits                                                       15,183          14,794
  Other                                                                    6,794           4,556
-------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                            277,746         368,154
-------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred Income Taxes - Noncurrent                                     113,212         101,753
  Regulatory Liability - Net Cost of Removal for Interim Retirements      71,795          69,585
  Other                                                                   99,362          95,782
-------------------------------------------------------------------------------------------------
    TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                         284,369         267,120
-------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
-------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND OTHER LIABILITIES                           $ 3,152,766     $ 3,175,518
=================================================================================================

See Notes to Condensed Consolidated Financial Statements.


UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                      Accumulated
                                                         Common                        Accumulated       Other            Total
                                                         Shares         Common          Earnings      Comprehensive    Stockholders'
                                                      Outstanding*      Stock           (Deficit)     Income (Loss)       Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       (UNAUDITED)
                                                                                - Thousands of Dollars -

BALANCES AT DECEMBER 31, 2004                             34,255       $ 677,119       $ (85,666)      $ (10,735)      $ 580,718
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income (Loss):
  2005 Year-to-Date Net Loss                                   -               -          (3,783)              -          (3,783)

  Unrealized Gain on Cash Flow Hedges
     (net of $2,315 income tax expense)                        -               -               -           3,531           3,531

  Reclassification of Realized Gain on
     Cash Flow Hedges to Net Income
     (net of $48 income tax expense)                           -               -               -             (73)            (73)

                                                                                                                      --------------
Total Comprehensive Loss                                                                                                    (325)
                                                                                                                      --------------

  Dividends Declared                                           -               -          (6,537)              -          (6,537)
  Shares Issued under Stock Compensation Plans                37               -               -               -               -
  Shares Issued for Stock Options                            212           4,538               -               -           4,538
  Other                                                        -             130               -               -             130
------------------------------------------------------------------------------------------------------------------------------------

BALANCES AT MARCH 31, 2005                                34,504       $ 681,787       $ (95,986)      $  (7,277)      $ 578,524
====================================================================================================================================

* UniSource Energy has 75 million authorized shares of common stock.

See Notes to Condensed Consolidated Financial Statements.


TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                         Three Months Ended
                                                                             March 31,
                                                                        2005            2004
                                                                            (UNAUDITED)
-------------------------------------------------------------------------------------------------
                                                                       -Thousands of Dollars-
OPERATING REVENUES
  Electric Retail Sales                                              $   140,206     $   143,176
  Electric Wholesale Sales                                                39,128          41,649
  Other Revenues                                                           2,572           2,149
-------------------------------------------------------------------------------------------------
    TOTAL OPERATING REVENUES                                             181,906         186,974
-------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Fuel                                                                    47,291          47,449
  Purchased Power                                                         12,861           6,252
  Other Operations and Maintenance                                        47,977          47,829
  Depreciation and Amortization                                           30,020          30,413
  Amortization of Transition Recovery Asset                                9,487           8,597
  Taxes Other Than Income Taxes                                           11,149          10,746
-------------------------------------------------------------------------------------------------
    TOTAL OPERATING EXPENSES                                             158,785         151,286
-------------------------------------------------------------------------------------------------
      OPERATING INCOME                                                    23,121          35,688
-------------------------------------------------------------------------------------------------

OTHER INCOME (DEDUCTIONS)
  Interest Income                                                          4,816           4,861
  Interest Income - Note Receivable from UniSource Energy                  1,684           2,320
  Other Income                                                             1,765           1,164
  Other Expense                                                           (1,432)           (936)
-------------------------------------------------------------------------------------------------
    TOTAL OTHER INCOME (DEDUCTIONS)                                        6,833           7,409
-------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Long-Term Debt                                                          16,979          20,381
  Interest on Capital Leases                                              19,737          20,037
  Other Interest Expense, Net of Amounts Capitalized                          90            (189)
-------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                                36,806          40,229
-------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                         (6,852)          2,868
  Income Tax Expense (Benefit)                                            (2,162)          2,074
-------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                    $    (4,690)    $       794
=================================================================================================

See Notes to Condensed Consolidated Financial Statements.


TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended
                                                                             March 31,
                                                                        2005            2004
                                                                            (UNAUDITED)
-------------------------------------------------------------------------------------------------
                                                                       -Thousands of Dollars-
Cash Flows from Operating Activities
  Cash Receipts from Electric Retail Sales                           $   168,807     $   165,683
  Cash Receipts from Electric Wholesale Sales                             52,047          56,258
  Interest Received                                                       10,327          10,452
  Interest Received -- UniSource                                          11,013               -
  Other Cash Receipts                                                      1,090           1,257
  Income Taxes Refunds Received                                              713             286
  Fuel Costs Paid                                                        (48,503)        (46,073)
  Purchased Power Costs Paid                                             (24,763)        (22,380)
  Wages Paid, Net of Amounts Capitalized                                 (22,949)        (17,985)
  Payment of Other Operations and Maintenance Costs                      (32,983)        (27,868)
  Capital Lease Interest Paid                                            (38,378)        (40,304)
  Taxes Paid, Net of Amounts Capitalized                                 (14,325)        (13,841)
  Interest Paid, Net of Amounts Capitalized                              (24,059)        (24,949)
  Income Taxes Paid                                                            -          (5,000)
  Other Cash Payments                                                       (766)              -
-------------------------------------------------------------------------------------------------
NET CASH FLOWS - OPERATING ACTIVITIES                                     37,271          35,536
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital Expenditures                                                   (33,513)        (22,956)
  Proceeds from Investment in Springerville Lease Debt and Equity          8,251           8,054
  Payments for Investment in Springerville Lease Debt and Equity               -          (4,499)
  Other Cash Receipts                                                      5,000               -
-------------------------------------------------------------------------------------------------
NET CASH FLOWS - INVESTING ACTIVITIES                                    (20,262)        (19,401)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Repayment of UniSource Energy Note                        95,393               -
  Repayments of Long-Term Debt                                           (53,150)         (1,225)
  Payments on Capital Lease Obligations                                  (48,357)        (43,599)
  Proceeds from Borrowings under Revolving Credit Facility                     -          20,000
  Payments on Borrowings under Revolving Credit Facility                       -         (20,000)
  Other Cash Receipts                                                      1,532           3,269
  Payment of Debt Issue/Retirement Costs                                    (122)         (8,583)
  Other Cash Payments                                                     (5,920)           (423)
-------------------------------------------------------------------------------------------------
NET CASH FLOWS - FINANCING ACTIVITIES                                    (10,624)        (50,561)
-------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                       6,385         (34,426)
Cash and Cash Equivalents, Beginning of Year                             113,207          65,262
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   119,592     $    30,836
=================================================================================================

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.


TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      March 31,      December 31,
                                                                        2005            2004
                                                                     (UNAUDITED)
-------------------------------------------------------------------------------------------------
ASSETS                                                                 - Thousands of Dollars -
UTILITY PLANT
  Plant in Service                                                   $ 2,793,624     $ 2,771,665
  Utility Plant under Capital Leases                                     723,195         723,195
  Construction Work in Progress                                          104,844          94,336
-------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT                                                3,621,663       3,589,196
  Less Accumulated Depreciation and Amortization                      (1,353,442)     (1,328,228)
  Less Accumulated Amortization of Capital Lease Assets                 (451,173)       (444,186)
-------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT - NET                                          1,817,048       1,816,782
-------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER PROPERTY
  Investments in Lease Debt and Equity                                   162,406         170,893
  Other                                                                   23,284          23,393
-------------------------------------------------------------------------------------------------
    TOTAL INVESTMENTS AND OTHER PROPERTY                                 185,690         194,286
-------------------------------------------------------------------------------------------------

NOTE RECEIVABLE FROM UNISOURCE ENERGY                                          -          79,462
-------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and Cash Equivalents                                              119,592         113,207
  Trade Accounts Receivable                                               67,719          72,042
  Unbilled Accounts Receivable                                            23,061          33,179
  Allowance for Doubtful Accounts                                        (14,301)        (14,166)
  Intercompany Accounts Receivable                                         7,962          10,111
  Materials and Fuel Inventory                                            54,580          51,207
  Current Regulatory Assets                                                9,922           9,653
  Income Taxes Receivable                                                  6,972               -
  Deferred Income Taxes - Current                                         15,030          24,157
  Interest Receivable - Current                                            5,405          10,475
  Other                                                                   15,895          18,330
-------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                 311,837         328,195
-------------------------------------------------------------------------------------------------

REGULATORY AND OTHER ASSETS
  Transition Recovery Asset                                              214,541         224,029
  Income Taxes Recoverable Through Future Revenues                        43,498          44,624
  Other Regulatory Assets                                                 14,103          13,684
  Other Assets                                                            42,728          41,106
-------------------------------------------------------------------------------------------------
    TOTAL REGULATORY AND OTHER ASSETS                                    314,870         323,443
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                         $ 2,629,445     $ 2,742,168
=================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
CAPITALIZATION
  Common Stock Equity                                                $   439,934     $   414,510
  Capital Lease Obligations                                              655,453         701,405
  Long-Term Debt                                                       1,046,170       1,097,595
-------------------------------------------------------------------------------------------------
    TOTAL CAPITALIZATION                                               2,141,557       2,213,510
-------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current Obligations under Capital Leases                                56,143          53,611
  Current Maturities of Long-Term Debt                                         -           1,725
  Accounts Payable                                                        37,649          46,377
  Intercompany Accounts Payable                                            9,816          20,026
  Interest Accrued                                                        24,406          56,514
  Taxes Accrued                                                           36,712          44,938
  Accrued Employee Expenses                                               12,553          17,594
  Other                                                                   12,015           9,592
-------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                            189,294         250,377
-------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred Income Taxes - Noncurrent                                     145,195         129,842
  Regulatory Liability - Net Cost of Removal for Interim Retirements      69,306          67,485
  Other                                                                   84,093          80,954
-------------------------------------------------------------------------------------------------
    TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                         298,594         278,281
-------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
-------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND OTHER LIABILITIES                           $ 2,629,445     $ 2,742,168
=================================================================================================

See Notes to Condensed Consolidated Financial Statements.


TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                      Accumulated
                                                                        Capital        Accumulated       Other            Total
                                                         Common          Stock          Earnings      Comprehensive    Stockholders'
                                                         Stock          Expense         (Deficit)     Income (Loss)       Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       (UNAUDITED)
                                                                                - Thousands of Dollars -


BALANCES AT DECEMBER 31, 2004                          $ 658,254       $  (6,357)      $(226,652)      $ (10,735)      $ 414,510
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    2005 Year-to-Date Net Loss                                 -               -          (4,690)              -          (4,690)

    Unrealized Gain on Cash Flow Hedges
       (net of $2,315 income tax expense)                      -               -               -           3,531           3,531

    Reclassification of Realized Gain on
       Cash Flow Hedges to Net Income
       (net of $48 income tax expense)                         -               -               -             (73)            (73)

                                                                                                                    ----------------
Total Comprehensive Loss                                                                                                  (1,232)
                                                                                                                    ----------------

    Equity Contribution from UniSource Energy (Note 3)    25,261               -               -               -          25,261

    Capital Contribution from UniSource Energy             1,395               -               -               -           1,395
------------------------------------------------------------------------------------------------------------------------------------

BALANCES AT MARCH 31, 2005                             $ 684,910       $  (6,357)      $(231,342)      $  (7,277)      $ 439,934
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

     TEP, a regulated public utility incorporated in Arizona since 1963, is UniSource Energy's largest operating subsidiary and represented approximately 84% of UniSource Energy's assets as of March 31, 2005. TEP generates, transmits and distributes electricity. TEP serves approximately 378,000 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the western U.S.

     UES holds the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UES has no significant operations of its own. UNS Gas is a gas distribution company serving approximately 135,600 retail customers in Mohave, Yavapai, Coconino, and Navajo Counties in northern Arizona, as well as Santa Cruz County in southeast Arizona. UNS Electric is an electric transmission and distribution company serving approximately 86,500 retail customers in Mohave and Santa Cruz counties.

     Millennium invests in unregulated businesses, including Global Solar Energy (Global Solar), a developer and manufacturer of thin-film photovoltaic cells and modules. UED engages in developing generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station, but has no significant operations.

     We conduct our business in four primary business segments - TEP's Electric Utility segment, UNS Gas, UNS Electric and Global Solar.

     References to "we" and "our" are to UniSource Energy and its subsidiaries, collectively.

     The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the Securities and Exchange Commission's (SEC) interim reporting requirements which do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for audited annual financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for audited annual financial statements. This quarterly report should be reviewed in conjunction with UniSource Energy and TEP's 2004 Annual Report on Form 10-K.

     Weather, among other factors, causes seasonal fluctuations in TEP, UNS Gas and UNS Electric's sales; therefore, quarterly results are not indicative of annual operating results. UniSource Energy and TEP have made minor reclassifications to the prior year financial statements for comparative purposes. These reclassifications had no effect on net income.

  EQUITY-BASED COMPENSATION

     UniSource Energy has two equity-based compensation plans, the 1994 Outside Director Stock Option Plan (Directors' Plan) and the 1994 Omnibus Stock and Incentive Plan (Omnibus Plan). See Note 10. We early adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (FAS 123(R)) effective January 1, 2005. The adoption of FAS 123(R) did not have a significant impact on our financial statements because stock options issued under UniSource Energy's Omnibus Plan vested upon the shareholder vote to approve the proposed acquisition of UniSource Energy, see UniSource Energy's 2004 Annual Report on Form 10-K, Note 17 in Notes to Consolidated Financial Statements - Stock-Based Compensation. In addition, no new stock options can be issued under the Omnibus Plan after 2004. Prior to January 1, 2005, we accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations.

--------------------------------------------------------------------------------

     Prior to January 1, 2005, our stock options were granted with an exercise price equal to the market value of the stock at the date of the grant. Accordingly, under the provisions of APB 25 no compensation expense was recorded for these awards. However, compensation expense was recognized for restricted stock, stock unit and performance share awards over the performance/vesting period.

     The following table illustrates the effect on UniSource Energy's net income and earnings per share and TEP's net income as if we had applied the fair value recognition provisions of FAS 123(R) to all equity-based employee compensation awards for the three months ended March 31, 2004:

UNISOURCE ENERGY:
----------------
                                                                          Three Months Ended March 31,
-------------------------------------------------------------------------------------------------------
                                                                                      2004
-------------------------------------------------------------------------------------------------------
                                                                             -Thousands of Dollars-
                                                                             (except per share data)
Net Income - As Reported                                                         $    6,421
Add: Equity-based compensation expense included in reported net
   income, net of related tax effects                                                 1,243
Deduct: Total equity-based employee compensation expense
   determined under fair value based method for all awards, net
   of related tax effects                                                            (1,866)
-------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                                             $    5,798
=======================================================================================================
Basic Earnings per Share:
  As Reported                                                                         $0.19
  Pro Forma                                                                           $0.17
=======================================================================================================
Diluted Earnings per Share:
  As Reported                                                                         $0.18
  Pro Forma                                                                           $0.17
=======================================================================================================


TEP:
----
                                                                         Three Months Ended March 31,
-------------------------------------------------------------------------------------------------------
                                                                                     2004
-------------------------------------------------------------------------------------------------------
                                                                            -Thousands of Dollars-
Net Income - As Reported                                                         $      794
Add: Equity-based compensation expense included in reported net
    income, net of related tax effects                                                1,119
Deduct: Total equity-based employee compensation expense
   determined under fair value based method for all awards, net
   of related tax effects                                                            (1,730)
-------------------------------------------------------------------------------------------------------
Pro Forma Net Income                                                             $      183
=======================================================================================================

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted in the first quarter of 2004. For the 21,222 options granted under the Directors' Plan in 2003, the following weighted average assumptions were used:

                                                                                     2003
-------------------------------------------------------------------------------------------------------
Expected life (years)                                                                  6
Interest rate                                                                          3.34%
Volatility                                                                            23.74%
Dividend yield                                                                         3.55%
Weighted-average grant-date fair value of options
    granted during the period                                                         $3.16
-------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE 2.  REGULATORY MATTERS
---------------------------

  REGULATORY ACCOUNTING

     TEP, UNS Gas and UNS Electric generally use the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS
71), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP, UNS Gas and UNS Electric's retail rates, the Arizona Corporation Commission (ACC) may not allow TEP, UNS Gas or UNS Electric to currently charge their customers to recover certain expenses, but instead requires that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP and UES defer these items and show them as regulatory assets on the balance sheet until TEP, UNS Gas and UNS Electric are allowed to charge their customers. TEP, UNS Gas and UNS Electric then amortize these items as expense to the income statement as these charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

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

     TEP's transmission and distribution regulatory assets, net of regulatory liabilities, totaled $213 million at March 31, 2005. Regulatory assets of $24 million are not presently included in rate base and consequently are not earning a return on investment. TEP's transmission and distribution regulatory assets, net of regulatory liabilities, totaled $225 million at December 31, 2004.

     TEP regularly assesses whether it can continue to apply FAS 71 to its regulated operations. If TEP stopped applying FAS 71 to these operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at March 31, 2005, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of $129 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

     UNS GAS AND UNS ELECTRIC

     UNS Gas and UNS Electric's regulatory liabilities exceed their regulatory assets by $5 million at March 31, 2005. At December 31, 2004, UNS Gas and UNS Electric's regulatory assets, net of regulatory liabilities, totaled $4 million. UNS Gas and UNS Electric's regulatory assets and liabilities are included in rate base and consequently are earning a return on investment. If UNS Gas and UNS Electric stopped applying FAS 71 to their regulated operations, they would write off the related balances of their regulatory assets as an expense and would write off their regulatory liabilities as income on their income statements. Based on the regulatory asset and liability balances, if UNS Gas and UNS Electric had stopped applying FAS 71 to their regulated operations, they would have recorded an extraordinary after-tax gain of $3 million at March 31, 2005. UNS Gas and UNS Electric's cash flows would not be affected if they stopped applying FAS 71 unless a regulatory order limited their ability to recover the cost of their regulatory assets.

--------------------------------------------------------------------------------

  RECENT REGULATORY ACTION

     TEP

     Given recent court action, the ACC may revise its Rules and rate methodologies prior to the expiration in 2008 of the TEP Settlement Agreement. A new structure could replace that established pursuant to the TEP Settlement Agreement prior to January 2009.

     In an effort to resolve the uncertainty surrounding the continued applicability of the Rules and the methodology that will be applied to determine TEP's rates for generation service after the CTCs expire, TEP filed a motion with the ACC on May 4, 2005 requesting that the ACC issue an order declaring its position regarding the status of the Rules and the rate treatment that will be afforded to TEP's generation assets after 2008.

     The motion states TEP's preference for the ACC to adhere to the 1999 Settlement Agreement and continue to authorize TEP to charge market-based rates for generation services after December 31, 2008. The motion also states that, if the ACC intends to rescind TEP's authorization to charge market-based rates for its generation services, that change will have immediate consequences for the Settlement Agreement, the 2004 general rate case information filing and future TEP rate cases. Accordingly, TEP requested that the ACC clarify its intentions in this regard. In addition, TEP requested that a procedural conference be held in the 2004 rate review proceedings to discuss the status of that case pending the issuance of an order in response to TEP's motion. TEP cannot predict when, or how, the ACC will respond to the motion.

     UES

     In January 2005, UNS Gas requested the ACC approve a PGA surcharge of $0.06 per therm beginning April 1, 2005 and removed one year later, to recover its excess gas purchase costs. The previous PGA surcharge of $0.1155 per therm took effect October 1, 2003 and ended November 1, 2004. On March 31, 2005, the ACC approved a PGA surcharge of $0.03 per therm beginning April 11, 2005 and lasting until the excess gas purchase costs are fully recovered. Based on the rates currently in effect, we do not expect the PGA balance to be fully recovered until 2008. The under recovered gas purchase costs of $2.3 million as of March 31, 2005, are recorded in Other Regulatory Assets on UniSource Energy's balance sheet.


NOTE 3.  DEBT AND CREDIT FACILITIES
-----------------------------------

     Long-term debt matures more than one year from the date of the financial statements.

  UNISOURCE ENERGY DEBT

     CONVERTIBLE SENIOR NOTES

     On March 1, 2005, UniSource Energy issued $150 million aggregate principal amount of 4.50% Convertible Senior Notes (Convertible Senior Notes) due 2035 in a private placement. The Convertible Senior Notes are unsecured. Each $1,000 principal amount of Convertible Senior Notes is convertible into 26.6667 shares of UniSource Energy Common Stock at any time, representing a conversion price of approximately $37.50 per share of our Common Stock, subject to adjustment in certain circumstances.

     The Convertible Senior Notes bear interest at an annual rate of 4.50% payable semi-annually in arrears on each March 1 and September 1, commencing on September 1, 2005. In addition, beginning on March 1, 2015, the Convertible Senior Notes will also, in certain circumstances, bear contingent interest at the annual rate of 0.35%.

     Beginning on March 5, 2010, we will have the option to redeem the Convertible Senior Notes, in whole or in part, for cash, at a price equal to 100% of the principal amount plus accrued interest. If certain change of control transactions occur, or our common stock is no longer listed on a national securities exchange, holders of the Convertible Senior Notes may require UniSource Energy to repurchase the Convertible Senior Notes, in whole or in

--------------------------------------------------------------------------------

part, for cash. If one of these events occurs prior to March 5, 2010, we may be required to pay a make-whole premium payable in shares of common stock. Additionally, the holders of the Convertible Senior Notes may require us to repurchase for cash, all or part, of the Convertible Senior Notes on March 1, 2015, 2020, 2025 and 2030. The repurchase price will be 100% of the principal amount of the Convertible Senior Notes plus accrued interest.

     The Convertible Senior Notes may become immediately payable if an event of default occurs. An event of default includes failure to make required payments on the Convertible Senior Notes, acceleration of $50 million or more of indebtedness for borrowed money at UniSource Energy or TEP or certain bankruptcy events at UniSource Energy or TEP. Neither TEP nor any other subsidiary of UniSource Energy has guaranteed UniSource Energy's obligations on the Convertible Senior Notes.

     On March 1, 2005, UniSource Energy used $106 million of the net proceeds from the sale of the Convertible Senior Notes to repay its $95 million promissory note to TEP plus accrued interest of $11 million. See Inter-Company Notes Payable, below. TEP will use these funds to retire or repurchase $225 million of its outstanding debt obligations. See TEP Debt - Bond Repurchase and Redemptions, below.

     UNISOURCE CREDIT AGREEMENT

     On April 15, 2005, UniSource Energy entered into a $105 million five-year credit agreement with a group of lenders (UniSource Credit Agreement) which expires on April 15, 2010. The UniSource Credit Agreement includes a $90 million term loan facility and a $15 million revolving credit facility. In addition, UniSource Energy is required to make quarterly payments of $1.25 million beginning June 2005 with the balance due at maturity.

     Interest is payable on borrowings under the UniSource Credit Agreement at a Eurodollar rate or Alternate Base Rate rate. Eurodollar loans would bear interest at adjusted LIBOR plus 1.75%. Alternate Base Rate loans would bear interest in an amount equal to the sum of (1) the greater of the federal funds rate plus 1/2 of 1% or the agent bank's reference rate, and (2) 0.75%. In the event that, after June 30, 2005, TEP, because of regulatory restrictions, does not have the ability to pay 100% of its current year net income as dividends, interest rates would increase by 0.25%.


     The UniSource Credit Agreement contains a number of covenants restricting additional indebtedness, liens, mergers, sales of assets and investments and acquisitions. Additionally, the UniSource Credit Agreement contains several financial covenants including: (1) a minimum cash flow to interest coverage ratio determined on a UniSource Energy standalone basis and (2) a maximum leverage ratio determined on a consolidated basis. The UniSource Credit Agreement allows UniSource Energy to pay dividends, if after giving effect to the dividend payment, UniSource Energy and it subsidiaries have more than $15 million of unrestricted cash and unused revolving credit.

     The UniSource Credit Agreement may become immediately payable if an event of default occurs. An event of default includes failure to make required payments under the UniSource Credit Agreement, failure of UniSource Energy or certain subsidiaries to make payments or default on debt greater than $20 million, or certain bankruptcy events at UniSource Energy or certain subsidiaries. The UniSource Credit Agreement is collateralized by a pledge of the capital stock of Millennium, UES and UED.

     INTER-COMPANY NOTES PAYABLE

     In January 2005, UNS Gas established a short-term inter-company promissory note to UniSource Energy, by allowing UNS Gas to borrow up to $10 million for general corporate purposes. In March 2005, UniSource Energy contributed an additional $6 million in equity to UNS Gas and an additional $4 million in equity to UNS Electric, and UNS Gas repaid the $6 million outstanding on this note from the proceeds of the $6 million equity contribution.

     On January 1, 1998, TEP and UniSource Energy exchanged all the outstanding common stock of TEP on a share-for-share basis for the Common Stock of UniSource Energy in a transaction which resulted in UniSource Energy becoming a holding company with TEP as its subsidiary. Following the share exchange, TEP transferred the stock of Millennium to UniSource Energy for a $95 million promissory note due in 2008. On March 1, 2005, UniSource Energy used $106 million of the $146 million of net proceeds from the convertible debt offering, see above, to repay the $95 million promissory note to TEP plus accrued interest of $11 million. Approximately $25 million of this note represented a gain to

--------------------------------------------------------------------------------

TEP. TEP did not record this gain in income. Instead, this gain was reflected as an increase in TEP's common stock equity when UniSource Energy repaid the note.

  TEP DEBT

     BOND REPURCHASE AND REDEMPTIONS

     TEP made the required sinking fund payment of $1 million on its 6.1% First Mortgage IDBs in January 2005. In March 2005, TEP redeemed at par the remaining $31 million of its 6.1% First Mortgage IDBs, which were due in 2008, as well as the remaining $21 million of its 7.5% First Mortgage IDBs, which were due in 2006.

     As stated in a recently expired tender offer, TEP has agreed to purchase $147 million of its 1997 Pima Series B and $74 million of its 1997 Pima Series C fixed-rate tax-exempt debt obligations (Repurchased Bonds) from bondholders on May 11, 2005, at a price of $101.50 per $100 principal amount. Additionally, TEP will redeem at par $4 million of bonds not tendered on May 18, 2005. TEP does not plan on canceling the Repurchased Bonds. The Repurchased Bonds will remain outstanding under their respective indentures; however, the Repurchased Bonds will not be presented in our financial statements. TEP may choose to cancel or resell the Repurchased Bonds to third parties in the future.

     TEP CREDIT AGREEMENT

     On May 4, 2005, TEP entered into a new $401 million Credit Agreement (TEP Credit Agreement) to replace its previous $401 million credit agreement. The TEP Credit Agreement includes a $60 million revolving credit facility and a $341 million letter of credit facility to support $329 million aggregate principal amount of tax-exempt variable rate bonds. The TEP Credit Agreement expires May 4, 2010 and is secured by $401 million of Second Mortgage Bonds.

     Covenants in the TEP Credit Agreement restrict additional indebtedness, liens and sale of assets and sale-leasebacks agreements. The TEP Credit Agreement also contains several financial covenants including: (1) a minimum cash coverage ratio, and (2) a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UniSource Energy. Certain regulatory actions may cause a decrease in the amount that may be borrowed.

     The TEP Credit Agreement may become immediately due and payable if an event of default occurs. An event of default includes failure to make required payments under the TEP Credit Agreement; change in control, as defined; failure of TEP or certain subsidiaries to make payments or default on debt greater than $20 million; or certain bankruptcy events at TEP.

     Interest rates and fees under the TEP Credit Agreement are based on a pricing grid tied to TEP's credit ratings. The letter of credit fees are 0.875% under the TEP Credit Agreement. Amounts drawn under the letter of credit would currently bear interest based on LIBOR plus 0.875% per annum. Borrowings under the revolving credit facility bear interest at a variable interest consisting of a spread over LIBOR or an alternate base rate. The per annum rate currently in effect on borrowings under TEP's revolving credit facility is LIBOR plus 0.875%. TEP also pays a commitment fee of 0.20% on the unused portion of the revolving credit facility.

     At May 6, 2005, TEP had no outstanding borrowings under the revolving credit facility component of the TEP Credit Agreement.

  UNS GAS/UNS ELECTRIC REVOLVER

     On April 15, 2005, UNS Gas and UNS Electric, each as a borrower, and UES, as guarantor, entered into a $40 million three-year unsecured revolving credit agreement with a group of lenders (the UNS Gas/UNS Electric Revolver). Either borrower may borrow up to a maximum of $30 million; however, the total combined amount borrowed can not exceed $40 million. The UNS Gas/UNS Electric Revolver expires on April 15, 2008.

     UNS Gas is only liable for UNS Gas' borrowings, and similarly, UNS Electric is only liable for UNS Electric's borrowings under the UNS Gas/UNS Electric Revolver. UES guarantees the obligations of both UNS Gas and UNS Electric.

--------------------------------------------------------------------------------

     Interest is payable at LIBOR plus 1.50%; or at a rate equal to the sum of:
(1) the greater of the federal funds rate plus 1/2 of 1% or a bank reference rate, and (2) 0.50%.

     The UNS Gas/UNS Electric Revolver contains a number of covenants which restrict additional indebtedness, liens, mergers and sales of assets. The UNS Gas/UNS Electric Revolver also contains several financial covenants including:
(1) a maximum consolidated leverage ratio and (2) a minimum cash flow to interest coverage ratio, in each case determined for each borrower on a standalone basis.

     The UNS Gas/UNS Electric Revolver may become immediately due and payable if an event of default occurs. An event of default includes failure to make required payments under the UNS Gas/UNS Electric Revolver; a change in control, as defined, or certain bankruptcy events of UNS Gas or UNS Electric; or failure of UES, UNS Gas or UNS Electric to make payments or default on debt greater than $4 million.


NOTE 4.  BUSINESS SEGMENTS
--------------------------

     Based on the way we organize our operations and evaluate performance, we have four reportable segments:

     (1) TEP, a vertically integrated electric utility business, is UniSource Energy's largest subsidiary.
     (2)  UNS Gas is a regulated gas distribution business.
     (3)  UNS Electric is a regulated electric distribution utility business.
     (4) Global Solar, a developer and manufacturer of light-weight thin-film photovoltaic cells and panels, is the largest investment held by Millennium.

     The UniSource Energy, UES and Millennium holding companies, UED, and several other subsidiaries and equity investments, which are not considered reportable segments, are included in All Other. Through affiliates, Millennium holds investments in several unregulated energy and emerging technology companies. UED, a wholly-owned subsidiary of UniSource Energy, developed generating resources and performed other project development activities, including the expansion of the Springerville Generating Station.

     Our reportable segments have changed from the segments reported in prior years. We have reclassified information for earlier periods to conform to the current year's presentation.

     Significant reconciling adjustments consist of the elimination of inter-company activity and balances. Other Millennium subsidiaries recorded revenue from transactions with TEP of $3 million during each of the three-month periods ended March 31, 2005 and March 31, 2004. TEP's related expense is reported in Other Operations and Maintenance expense on its income statement. Millennium's revenue and TEP's related expense are eliminated in UniSource Energy consolidation. Other significant reconciling adjustments include the elimination of investments in subsidiaries held by UniSource Energy, the inter-company note between UniSource Energy and TEP, the related interest income and expense on the note and reclassifications of deferred tax assets and liabilities. The inter-company note between UniSource Energy and TEP was repaid on March 1, 2005. See Note 3.

     We record our percentage share of the earnings of affiliated companies when we hold a 20% to 50% voting interest, except for investments where we provide all of the financing, in which case we recognize 100% of the losses.

--------------------------------------------------------------------------------

     We disclose selected financial data for our reportable segments in the following table:

                                                        REPORTABLE SEGMENTS
                                              -----------------------------------------                                UNISOURCE
                                                            UNS        UNS     GLOBAL       ALL       RECONCILING        ENERGY
                                                 TEP        GAS     ELECTRIC    SOLAR      OTHER      ADJUSTMENTS     CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT                                                              -Millions of Dollars-
------------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2005:
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues - External                 $    181    $   47    $    32     $   -    $     1        $     -        $     261
------------------------------------------------------------------------------------------------------------------------------------
   Operating Revenues - Intersegment                 1         -          -         -          3             (4)               -
------------------------------------------------------------------------------------------------------------------------------------
   Income (Loss) Before Income Taxes                (7)        7          1        (3)        (3)             -               (5)
------------------------------------------------------------------------------------------------------------------------------------
   Net Income (Loss)                                (5)        4          1        (2)        (2)             -               (4)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2004:
   Operating Revenues - External              $    187    $   49    $    31     $   1    $     2        $     -        $     270
------------------------------------------------------------------------------------------------------------------------------------
   Operating Revenues - Intersegment                -         -          -         -           3             (3)               -
------------------------------------------------------------------------------------------------------------------------------------
   Income (Loss) Before Income Taxes                 3         7          1        (2)         3              -               12
------------------------------------------------------------------------------------------------------------------------------------
   Net Income (Loss)                                 1         4          1        (1)         1              -                6
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------------------
     Total Assets, March 31, 2005             $  2,629    $  204    $   139     $  21    $   843        $  (683)       $   3,153
------------------------------------------------------------------------------------------------------------------------------------
     Total Assets, December 31, 2004             2,742       201        135        21        930           (853)           3,176
------------------------------------------------------------------------------------------------------------------------------------


NOTE 5.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES
---------------------------------------------------------------------

     TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. In general, TEP enters into forward purchase contracts when market conditions provide the opportunity to purchase energy for its load at prices that are below the marginal cost of its supply resources or to supplement its own resources (e.g., during plant outages and summer peaking periods). TEP enters into forward sales contracts when it forecasts that it has excess supply and the market price of energy exceeds its marginal cost. The majority of TEP's forward contracts are considered to be normal purchases and sales and, therefore, are not required to be marked to market. However, some of these forward contracts are considered to be derivatives, which TEP marks to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

     TEP has a natural gas supply agreement under which it purchases all of its gas requirements at spot market prices from Southwest Gas Corporation (SWG). TEP also has agreements to purchase power that are priced using spot market gas prices. These contracts meet the definition of normal purchases and are not required to be marked to market. During 2004 and early 2005, in an effort to minimize price risk on these purchases, TEP entered into commodity price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices. The spot market price in the swap agreements is tied to the same index as the purchases under the SWG and purchased power contracts. These swap agreements, which expire during the summer months through 2007, were entered into with the goal of locking in fixed prices on at least 45% and not more than 80% of TEP's expected summer monthly gas risk prior to entering into the month. TEP's swap agreements are marked to market on a monthly basis; however, since the agreements satisfy the requirements for cash flow hedge accounting, the unrealized gains and losses are recorded in Other Comprehensive Income, a component of Common Stock Equity, rather than being reflected in the income statement. As the gains and losses on these cash flow hedges are realized, a reclassification adjustment is recorded in Other Comprehensive Income for realized gains and losses that are included in Net Income.

     TEP manages the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty.

     UNS Gas and UNS Electric do not currently have any contracts that are required to be marked to market. UNS Gas does have a natural gas supply and management agreement under which it purchases substantially all of its gas

--------------------------------------------------------------------------------

requirements at market prices from BP Energy Company (BP). However, the contract terms allow UNS Gas to lock in fixed prices on a portion of its gas purchases by entering into fixed price forward contracts with BP at various times during the year. This enables UNS Gas to provide more stable prices to its customers. These purchases are made up to three years in advance with the goal of locking in fixed prices on at least 45% and not more than 80% of the expected monthly gas consumption prior to entering into the month. These forward contracts, as well as the main gas supply contract, meet the definition of normal purchases and therefore are not required to be marked to market.

     Millenium Environmental Group, Inc. (MEG), a wholly-owned subsidiary of Millennium, enters into swap agreements, options and forward contracts relating to Emissions Allowances and coal. MEG marks its trading contracts to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

     The market prices used to determine fair values for TEP and MEG's derivative instruments are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value.

     TEP and MEG's derivative activities are reported as follows:


                                                                      INCOME STATEMENT LINE
                                             ------------------------------------------------------------------------
                                                     NET UNREALIZED GAINS                  NET REALIZED GAINS
                                                          AND LOSSES                           AND LOSSES
---------------------------------------------------------------------------------------------------------------------
TEP Forward Sales Contracts                  Electric Wholesale Sales               Electric Wholesale Sales
TEP Forward Purchase Contracts               Purchased Power                        Purchased Power
TEP Commodity Price Swaps                    Other Comprehensive Income             Fuel Expense
                                             (Balance Sheet)
MEG Trading Activities                       Other Operating Revenues               Other Operating Revenues
---------------------------------------------------------------------------------------------------------------------


     Although MEG's realized gains and losses on trading activities are reported net on UniSource Energy's income statement, the related cash receipts and cash payments are reported separately on UniSource Energy's statement of cash flows.

     The net pre-tax gains and losses from TEP and MEG's derivative activities were as follows:

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                             -----------------------------------
                                                                                   2005              2004
---------------------------------------------------------------------------------------------------------------------
                                                                                   -Millions of Dollars-
TEP:
   Net Unrealized (Loss) Gain on Forward Sales Contracts                          $  (0.8)          $   0.5
   Net Unrealized Gain (Loss) on Forward Purchase Contracts                           1.2              (0.3)
   Net Unrealized Gain on Commodity Price Swaps                                       5.7               1.5
   Net Realized Gain on Commodity Price Swaps                                         0.1                -
MEG:
   Net Gain from Trading Activities                                                   0.3               0.2
---------------------------------------------------------------------------- ------------------ ----------------


      TEP and MEG's derivative assets and liabilities are reported as follows:

                                                                                      BALANCE SHEET LINE
                                                                     -----------------------------------------------------
                                                                              ASSETS                  LIABILITIES
---------------------------------------------------------------------------------------------------------------------
TEP - Current                                                        Other Current Assets      Other Current Liabilities
TEP - Noncurrent                                                     Other Assets              Other Liabilities
MEG - Current (including Emissions Allowance Inventory)              Trading Assets            Trading Liabilities
MEG - Noncurrent                                                     Other Assets              Other Liabilities
---------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     The fair value of TEP and MEG's derivative assets and liabilities were as follows:

                                        March 31,             December 31,
                                          2005                    2004
--------------------------------------------------------------------------------
                                             -Millions of Dollars-
TEP:
   Derivative Assets - Current         $   5.7                $   2.3
   Derivative Assets - Noncurrent          4.2                    1.3
   Derivative Liabilities - Current          -                   (0.1)
MEG:
   Trading Assets - Current               50.8                   71.0
   Trading Assets - Noncurrent             5.6                    5.5
   Trading Liabilities - Current         (51.0)                 (65.0)
--------------------------------------------------------------------------------

     Beginning January 1, 2004, the settlement of forward purchase and sales contracts that do not result in physical delivery are recorded net as a component of Electric Wholesale Sales in TEP's income statement. For the three months ended March 31, 2005, $5 million in sales were netted against $4 million in purchases and for the three months ended March 31, 2004, $1 million in sales were netted against $1 million in purchases.

     In accordance with UniSource Energy's intention to cease making capital contributions to Millennium, Millennium has significantly reduced the holdings and activity of MEG. MEG is in the process of winding down its activities and will not engage in any new activities after 2005.


NOTE 6.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

  TEP CONTINGENCIES

     SPRINGERVILLE GENERATING STATION COMPLAINT

     Environmental activist groups have expressed concerns regarding the construction of any new units at the Springerville Generating Station. In January 2003, environmental activist groups appealed an ACC Order affirming the ACC's approval of the expansion at the Springerville Generating Station to the Superior Court of the State of Arizona. On October 22, 2003, the Superior Court affirmed the ACC's issuance of the Certificate of Environmental Compatibility for Springerville Generating Station. The environmental activist groups appealed the Superior Court decision on December 30, 2003 and filed an amended notice of appeal on January 2, 2004 with the Arizona Court of Appeals. In February 2005, the Arizona Court of Appeals upheld the lower court's ruling affirming the ACC's approval of the expansion at Springerville Generating Station. The Grand Canyon Trust (GCT), one of the environmental activist groups with this appeal, agreed to resolve this claim against TEP. The other environmental activist group petitioned the Arizona Supreme Court for review on March 24, 2005.

     LITIGATION AND CLAIMS RELATED TO SAN JUAN GENERATING STATION

     The Environmental Protection Agency (EPA) has listed San Juan as a potential damage case pursuant to the Resource Conservation and Recovery Act due to claims by third parties that the San Juan Generating Station has contaminated water resources in the region as a result of disposing of fly ash in the surface mine pits adjacent to the generating station. Public Service Company of New Mexico (PNM), operator of San Juan, and the coal supplier to San Juan vigorously deny these allegations. In November 2004, a contractor for the EPA determined that any contamination at San Juan cannot be conclusively attributed to the disposal of fly ash, however, the EPA has not made a final determination. TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of the total San Juan Generating Station. TEP does not believe that this issue will have a material adverse impact on TEP or its operations.

     LITIGATION AND CLAIMS RELATED TO NAVAJO GENERATING STATION

     On October 15, 2004, Peabody Western Coal Company (Peabody), the coal supplier to the Navajo Generating Station, filed a complaint in the Circuit Court for the City of St. Louis, Missouri against the participants at Navajo, including TEP, for reimbursement of royalties and other costs and breach of the coal supply agreement. The case was removed to Federal District Court Eastern District of Missouri on February 10, 2005. Peabody subsequently filed a motion

--------------------------------------------------------------------------------

to remand to superior court. Because TEP owns 7.5% of the Navajo Generating Station, its share of the current claimed damages would be approximately $35 million. TEP believes these claims are without merit and intends to continue to contest them.

     POSTRETIREMENT AND PENSION BENEFIT COSTS AT NAVAJO GENERATING STATION

     Peabody has filed a lawsuit against the participants at Navajo Generating Station, including TEP, for postretirement benefit costs payable to the coal supplier's employees under the coal supply agreements. The Navajo participants and Peabody have agreed to stay the discovery process in this litigation until August 31, 2005 to allow the parties additional time to negotiate a potential settlement. To the extent that amounts become estimable and payment probable, TEP will record a liability for additional postretirement benefit costs at the Navajo Generating Station. TEP does not expect any settlement to be material to TEP.

     TEP has previously settled claims for postretirement benefit costs with the coal suppliers at Springerville Generating Station and Four Corners Generating Station. The cost of postretirement benefits is included in the cost of coal to San Juan.

     ENVIRONMENTAL RECLAMATION AT REMOTE GENERATING STATIONS

     TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure. When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the respective coal supply agreement. At March 31, 2005, TEP estimates its undiscounted final reclamation liability to be $42 million, and the present value of TEP's liability for final reclamation approximates $12 million at the expiration dates of the coal supply agreements.

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

  MILLENNIUM CONTINGENCY - NATIONS ENERGY

     In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherlands Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao) a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million note receivable from Mirant Curacao. The note was recorded at its net present value of $8 million using an 8% discount rate, the discount being recognized as interest income over the five-year life of the note. As of March 31, 2005, Nations Energy's receivable from Mirant Curacao is approximately $8 million. The note is primarily included in Investments and Other Property - Other on UniSource Energy's balance sheet. The first payment of $2 million on the receivable was received in June 2004. The remaining payments on the note receivable are expected to be received as follows: $4 million in July 2005 and $5 million in July 2006.

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

  MILLENNIUM COMMITMENT

     In April 2005, Millennium committed to fund $3 million to an investment of Infinite Power Solutions, Inc. (IPS).

--------------------------------------------------------------------------------

  GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are:

     o UES' guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens Arizona gas and electric utility assets,
     o UES' guarantee of a $40 million unsecured revolving credit agreement for UNS Gas and UNS Electric,
     o UniSource Energy's guarantee of approximately $8 million in natural gas transportation and supply payments in addition to building and equipment lease payments for UNS Gas, UNS Electric, and subsidiaries of Millennium, and
     o Millennium's guarantee of approximately $3 million in commodity-related payments for MEG and building lease payments for a subsidiary.

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


NOTE 7.  TEP WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
---------------------------------------------------------

     TEP's Accounts Receivable from Electric Wholesale Sales, included in Trade Accounts Receivable on the balance sheet, totaled $21 million at March 31, 2005 and $22 million at December 31, 2004, net of allowances. TEP's Allowance for Doubtful Accounts on the balance sheet includes $13 million at March 31, 2005 and $13 million at December 31, 2004 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000. Excluding the receivables from the CPX and the CISO, substantially all of the December 31, 2004 wholesale receivable balance has been collected as of the date of this filing.

     TEP's collection shortfall from the CPX and the CISO was approximately $9 million for sales made in 2000 and $7 million for sales made in 2001. Since that time, the FERC staff has proposed various methodologies for calculating amounts of refunds/offsets applicable to wholesale sales made into the CISO's spot markets from October 2000 to June 2001. Based upon a FERC order in March 2003 (as reaffirmed by the FERC on October 16, 2003), TEP estimated that it would receive approximately $6 million of its $16 million receivable. In May 2004, the FERC issued two separate orders addressing numerous issues in the refund calculation and the fuel cost allowance calculation (an offset to the refund obligation). Based on these new orders, TEP increased its reserve for sales to the CPX and the CISO by $3 million by recording a reduction of wholesale revenues.

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


NOTE 8.  UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
--------------------------------------------------

     Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Except when the effect would be anti-dilutive, the diluted EPS calculation includes the impact of shares that could be issued upon exercise of outstanding stock options, contingently issuable shares under equity-based awards or common shares that would result from the conversion of convertible notes. The numerator in

--------------------------------------------------------------------------------

calculating diluted earnings per share is net income (loss) adjusted for the interest on convertible notes (net of tax) that would not be paid if the notes were converted to common shares.

     The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

                                                             Three Months Ended
                                                                  March 31,
                                                               2005        2004
--------------------------------------------------------------------------------
                                                               - In Thousands -
Denominator:
 Weighted-average Shares of Common Stock Outstanding        34,635      34,185
 Effect of Dilutive Securities:
  Convertible Senior Notes                                       -           -
  Options and Stock Issuable under Employee Benefit Plans
     and the Directors' Plan                                     -         703
--------------------------------------------------------------------------------
Total Shares                                                34,635      34,888
================================================================================

     Due to UniSource Energy's net loss for the quarter ended March 31, 2005, the following potential shares of common stock were excluded from the diluted EPS calculation because the effect would be anti-dilutive:

     o 1,377,780 shares: the $150 million aggregate principal amount of convertible notes issued on March 1, 2005 and convertible into 1,377,780 shares (weighted for the number of days outstanding in the period) at a conversion price of approximately $37.50 per share.
     o 746,937 incremental common shares related to options and contingently issuable shares.

     There were no antidilutive options excluded as of March 31, 2004.


NOTE 9.  EMPLOYEE BENEFITS PLANS
--------------------------------

  PENSION BENEFIT PLANS

     TEP and UES maintain noncontributory, defined benefit pension plans for substantially all regular employees and certain affiliate employees. Benefits are based on years of service and the employee's average compensation. TEP and UES fund the plans by contributing at least the minimum amount required under Internal Revenue Service regulations. Additionally, we provide supplemental retirement benefits to certain employees whose benefits are limited by Internal Revenue Service benefit or compensation limitations.

  OTHER POSTRETIREMENT BENEFIT PLANS

     TEP provides limited health care and life insurance benefits for retirees. All regular employees may become eligible for these benefits if they reach retirement age while working for TEP or an affiliate. UES provides postretirement medical benefits for current retirees and a small group of active employees. The majority of UES employees do not participate in the postretirement medical plan.

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

--------------------------------------------------------------------------------

  COMPONENTS OF NET PERIODIC BENEFIT COST

      The components of net periodic benefit costs are as follows:

                                                                                     OTHER POSTRETIREMENT
                                                            PENSION BENEFITS               BENEFITS
                                                     --------------------------------------------------------
                                                           Three Months Ended         Three Months Ended
                                                               March 31,                   March 31,
                                                          2005           2004          2005        2004
-------------------------------------------------------------------------------------------------------------
                                                                      -Millions of Dollars -

COMPONENTS OF NET PERIODIC BENEFIT COST
   Service Cost                                            $  1.7          $ 1.5      $  0.5       $  0.5
   Interest Cost                                              2.8            2.4         1.0          0.9
   Expected Return on Plan Assets                            (2.9)          (2.7)          -            -
   Prior Service Cost Amortization                            0.5            0.5        (0.3)        (0.4)
   Recognized Actuarial (Gain) Loss                           0.7            0.4         0.5          0.5
-------------------------------------------------------------------------------------------------------------
      NET PERIODIC BENEFIT COST                            $  2.8          $ 2.1      $  1.7       $  1.5
=============================================================================================================


NOTE 10.  SHARE-BASED COMPENSATION PLANS
----------------------------------------

     UniSource Energy has issued equity-based compensation awards under the Directors' Plan and the Omnibus Plan. After February 4, 2004, no new awards can be granted under the Omnibus Plan. Effective January 1, 2005, we early adopted the accounting for our share-based plans. Prior to January 1, 2005, we accounted for those plans under the recognition and measurement principles of APB 25. See
Note 1.

     At March 31, 2004, we had stock options, stock units and restricted stock grants outstanding as discussed below.

  STOCK OPTIONS

     There were no stock options granted under the Directors' Plan during the three-month period ended March 31, 2005. Also, there were no stock options granted under the Omnibus Plan or the Directors' Plan during the three-month period ended March 31, 2004. Director stock option awards currently vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary of the grant.

     A summary of the stock option activity of the Directors' Plan and Omnibus Plan is as follows:

                                                            Three Months Ended March 31,
                                                    2005                              2004
--------------------------------------------------------------------------------------------------------
                                                            WEIGHTED                          Weighted
                                                             AVERAGE                           Average
                                                            EXERCISE                          Exercise
                                            SHARES            PRICE              Shares         Price
--------------------------------------------------------------------------------------------------------
Options Outstanding,
  Beginning of Period                     2,076,055         $ 16.19          2,478,551       $  16.04
   Granted                                        -               -                  -             -
   Exercised                               (212,279)        $ 16.44           (203,791)      $  14.90
   Forfeited                                   (483)        $ 12.28             (1,134)      $  13.85
                                      -----------------                  ----------------
Options Outstanding,
  End of Period                           1,863,293         $ 16.16          2,273,626       $  16.15
                                      =================                  ================
Options Exercisable,
  End of Period                           1,855,402         $ 16.16          2,249,624       $  16.13

Weighted Average Remaining Contractual Life at March 31, 2005:                           5.42 years
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     Stock options awarded on January 1, 2002 accrue dividend equivalents that are paid in cash on the earlier of the date of exercise of the underlying option or the date the option expires. Compensation expense is recognized as dividends are declared. In the first quarter of 2005 and 2004, we recognized compensation expense of less than $0.1 million for dividend equivalents on stock option grants.

  RESTRICTED STOCK AND STOCK UNITS

     In the first quarter of 2005 and 2004, we granted restricted stock awards to directors totaling 6,528 shares and 6,480 shares, respectively. The grant date fair value of the shares was $24.51 per share in 2005 and $24.68 per share in 2004. Directors may elect to receive stock units in lieu of restricted shares. The restricted shares or stock units become 100% vested on the third anniversary of the grant date. Compensation expense equal to the fair market value on the date of the award is recognized over the vesting period. We recorded compensation expense of less than $0.1 million in the first quarter of 2005 and 2004 related to these awards.

     There were no new stock unit awards granted under the Omnibus Plan in the first quarter of 2005 or 2004. When awards are granted, compensation expense equal to the fair market value on the date of the award is recognized over a three or four year vesting period. All stock unit awards under the Omnibus Plan had fully vested as of March 6, 2004. We recognized compensation expense related to earlier awards of less than $0.1 million in the first quarter of 2004.

     Fully vested but undistributed stock unit awards accrue dividend equivalent stock units based on the fair market value of common shares on the date the dividend is paid. Compensation expense is recognized when dividends are declared. We recorded compensation expense of less than $0.1 million in the first quarter of 2005 and 2004 for dividend equivalent stock units.

  PERFORMANCE SHARES

     In May 2003, the Board of Directors approved a grant of performance shares to key employees under the Omnibus Plan. The shares were to be awarded at the end of a three-year performance period based on goal attainment. The grant date fair value was $17.84 per share. Compensation expense was initially recorded over the performance period based on the anticipated number and market value of shares to be awarded. As a result of the shareholder vote to approve the proposed merger, 53,566 performance shares vested and were distributed in March, 2004. See the 2004 Annual Report on Form 10-K, Note 17 of Notes to Consolidated Financial Statements - Stock-Based Compensation Plans. Compensation expense of $2 million was recorded in the first quarter of 2004 for this award.


NOTE 11.  INCOME AND OTHER TAXES
--------------------------------

  INCOME TAXES

     The differences between the income tax expense (benefit) and the amount obtained by multiplying pre-tax income (loss) by the U.S. statutory federal income tax rate of 35% are as follows:

                                                                                UNISOURCE ENERGY                     TEP
                                                                           ---------------------------------------------------------
                                                                               Three Months Ended              Three Months Ended
                                                                                    March 31,                      March 31,
                                                                               2005          2004             2005            2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            -Thousands of Dollars -

FEDERAL INCOME TAX EXPENSE (BENEFIT) AT STATUTORY RATE                     $ (1,858)    $    4,316      $   (2,398)     $    1,004
   State Income Tax Expense (Benefit), Net of Federal Deduction                (244)           566            (315)            130
   Depreciation Differences (Flow Through Basis)                                680            789             680             789
   Tax Credits                                                                 (131)          (129)           (131)           (129)
   Other                                                                         27            367               2             280
------------------------------------------------------------------------------------------------------------------------------------
TOTAL FEDERAL AND STATE INCOME TAX EXPENSE (BENEFIT)                       $ (1,526)    $    5,909      $   (2,162)     $    2,074
====================================================================================================================================

--------------------------------------------------------------------------------

     The total Federal and State Income Tax Expense (Benefit) in the table above is included in UniSource Energy and TEP's income statements.

  OTHER TAXES

     TEP and UES act as conduits or collection agents for excise tax (sales tax) as well as franchise fees and regulatory assessments. They record liabilities payable to governmental agencies when they bill their customers for these amounts. Neither the amounts billed nor payable are reflected in the income statement.


NOTE 12.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

     The FASB recently issued the following Statements of Financial Accounting Standards (FAS), FASB Interpretations (FIN), and FASB Staff Positions (FSP):

     o FIN 47, Accounting for Conditional Asset Retirement Obligations, issued March 2005, provides guidance for a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 requires a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is required to be applied by December 31, 2005. We are evaluating the impact on our financial position and results of operations of the adoption of FIN 47.
     o FSP FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, issued March 2005, addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. The guidance in FSP FIN 46(R)-5 was effective April 1, 2005, and did not have a significant impact on our financial statements.
     o FAS 153, Exchanges of Nonmonetary Assets, issued December 2004, requires nonmonetary exchanges be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for nonmonetary asset exchange transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS 153 is not expected to have a significant impact on our financial statements.
     o FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, issued in December 2004, provides guidance on the application of FAS 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction, beginning in 2005, on qualified production activities, including a company's electric generation activities. Under FSP FAS 109-1, recognition of the tax deduction on qualified production activities is ordinarily reported in the year it is earned. FSP FAS 109-1 did not have a significant impact on our financial statements in the first quarter. We are evaluating the impact of FSP FAS 109-1 on our financial position and results of operations for the remainder of the year.
     o FAS 151, Inventory Costs, issued November 2004, is an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing. FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. FAS 151 also requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 is not expected to have a significant impact on our financial statements.

     In June 2004, the EITF published Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides application guidance on impairment of securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments and requires certain quantitative and qualitative disclosures for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements are effective for reporting periods ending after December 31, 2003. The FASB issued FSP EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of

--------------------------------------------------------------------------------

Other-Than-Temporary Impairment and Its Application to Certain Investments in September 2004 delaying the effective date of the application guidance on impairment of securities until the final issuance of FSP EITF Issue 03-1-a. As of May 6, 2005, a final FSP EITF Issue 03-1-a has not been issued. The adoption of EITF 03-1 is not expected to have a significant impact on our financial statements.


NOTE 13.  SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

     A reconciliation of net income to net cash flows from operating activities follows:

                                                                                                UNISOURCE ENERGY
                                                                                         --------------------------------
                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              2005             2004
-------------------------------------------------------------------------------------------------------------------------
                                                                                             -Thousands of Dollars-

NET INCOME                                                                                 $  (3,783)         $  6,421


ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH FLOWS
     Depreciation and Amortization Expense                                                     34,824           35,136
     Depreciation Recorded to Fuel and Other O&M Expense                                        1,570            1,556
     Amortization of Transition Recovery Asset                                                  9,487            8,597
     Net Unrealized Gain on TEP Forward Electric Sales                                            817             (509)
     Net Unrealized Loss on TEP Forward Electric Purchases                                     (1,151)             327
     Net Unrealized Gain on MEG Trading Activities                                              2,203           (1,584)
     Amortization of Deferred Debt-Related Costs included in Interest Expense                   1,030            2,394
     Provision for Bad Debts                                                                      824              943
     Deferred Income Taxes                                                                     18,942           21,061
     (Gains) Losses from Equity Method Entities                                                  (563)          (6,893)
     Other                                                                                     12,936            2,595
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                                   34,038           15,343
         Materials and Fuel Inventory                                                          (5,368)            (621)
         Accounts Payable                                                                     (33,660)         (11,984)
         Interest Accrued                                                                     (29,329)         (30,826)
         Income Tax Receivable                                                                 (6,045)          (3,561)
         Taxes Accrued                                                                         (7,958)          (3,313)
         Other Current Assets                                                                  27,676          (17,357)
         Other Current Liabilities                                                            (16,438)          26,314
-------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS - OPERATING ACTIVITIES                                                      $   40,052         $ 44,039
=========================================================================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
--------------------------------------------------------------------------------

                                                                                                       TEP
                                                                                         --------------------------------
                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              2005             2004
-------------------------------------------------------------------------------------------------------------------------
                                                                                             -Thousands of Dollars-

NET INCOME                                                                                   $ (4,690)        $    794
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH FLOWS
     Depreciation and Amortization Expense                                                     30,020           30,413
     Depreciation Recorded to Fuel and Other O&M Expense                                        1,570            1,556
     Amortization of Transition Recovery Asset                                                  9,487            8,597
     Net Unrealized Gain on TEP Forward Electric Sales                                            817             (509)
     Net Unrealized Loss on TEP Forward Electric Purchases                                     (1,151)             327
     Amortization of Deferred Debt-Related Costs included in Interest Expense                     917            2,317
     Provision for Bad Debts                                                                      719              560
     Deferred Income Taxes                                                                     22,615           21,970
     Gains from Equity Method Entities                                                            (23)             (33)
     Interest on Note Receivable from UniSource Energy                                         (1,683)          (2,320)
     Other                                                                                      3,241             (218)
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                                   22,786           10,149
         Materials and Fuel Inventory                                                          (3,373)             257
         Accounts Payable                                                                     (16,105)          (6,611)
         Interest Accrued                                                                     (27,171)         (27,943)
         Interest Received from UniSource Energy                                               11,013                -
         Income Tax Receivable                                                                 (6,972)          (8,813)
         Taxes Accrued                                                                         (8,520)          (1,628)
         Other Current Assets                                                                   6,660            5,506
         Other Current Liabilities                                                             (2,886)           1,165
-------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS - OPERATING ACTIVITIES                                                        $ 37,271         $ 35,536
=========================================================================================================================


NOTE 14.  REVIEW BY INDEPENDENT ACCOUNTANTS
-------------------------------------------

     With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month period ended March 31, 2005 and 2004, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 6, 2005 appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. - MANAGEMENT'S DISCUSSI0N AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


     Management's Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its four primary business segments and includes the following:

     o    outlook and strategies,
     o operating results during the first quarter of 2005 compared with the same period in 2004,
     o    factors which affect our results and outlook,
     o liquidity, capital needs, capital resources, and contractual obligations,
     o    dividends, and
     o    critical accounting estimates.

     Management's Discussion and Analysis should be read in conjunction with UniSource Energy and TEP's 2004 Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the three months ended March 31, 2005 and 2004. Management's Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

     References in this report to "we" and "our" are to UniSource Energy and its subsidiaries, collectively.


                          UNISOURCE ENERGY CONSOLIDATED

OVERVIEW OF CONSOLIDATED BUSINESS
---------------------------------

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

     TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years. UES began operations in August 2003. UES through its two operating subsidiaries, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric), provides gas and electric service to 30 communities in northern and southern Arizona. Millennium invests in unregulated businesses, including Global Solar Energy, Inc. (Global Solar), a developer and manufacturer of thin-film photovoltaic cells and modules. UED engages in developing generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station, but has no significant operations. We conduct our business in four primary business segments - TEP's Electric Utility segment, UNS Gas, UNS Electric and Global Solar.

     UniSource Energy was incorporated in the State of Arizona on March 8, 1995 and obtained regulatory approval to form a holding company in November 1997. On January 1, 1998, TEP and UniSource Energy exchanged shares of stock resulting in TEP becoming a subsidiary of UniSource Energy. Following the share exchange, TEP transferred the stock of its subsidiary Millennium to UniSource Energy. See Note 3 of Notes to Condensed Consolidated Financial Statements - Debt and Credit Facilities.

OUTLOOK AND STRATEGIES
----------------------

     OPERATING PLANS AND STRATEGIES

     Our financial prospects and outlook for the next few years will be affected by many competitive, regulatory and economic factors. Our plans and strategies include the following:

     o Continue to integrate UES' businesses with UniSource Energy's other businesses.

     o Oversee the construction of Springerville Unit 3 and continue to enhance the value of existing assets by working with Salt River Project to facilitate the development of Springerville Unit 4.

     o Strengthen the capital structure of TEP by using proceeds from the UniSource Energy convertible notes, borrowings under the UniSource Energy term loan and some of our excess cash flows to make capital contributions to TEP and reduce TEP's debt.

     o Enhance the value of TEP's transmission system while continuing to provide reliable access to generation for TEP and UES' retail customers and market access for all generating assets.

     o    Promote economic development in our service territories.

     o Efficiently manage our generation, transmission and distribution resources and look for ways to control our operating expenses while maintaining and enhancing reliability and profitability.

     o Expand TEP's and UNS Electric's portfolio of generating and purchased power resources to meet growing retail energy demand.

     o Increase production and sales of Global Solar's thin-film photovoltaic cells and seek additional investors, or sell all or part of Millennium's interest, or a combination of both.

     o Manage the exit of our other Millennium investments to maximize their value to shareholders.

     To accomplish our goals, during 2005 we expect TEP to spend approximately $153 million on capital expenditures, and UNS Gas and UNS Electric to spend approximately $23 million and $26 million, respectively, on capital expenditures.

     While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.

RESULTS OF OPERATIONS
---------------------

     UniSource Energy recorded a net loss of $4 million, or 11 cents per average basic share of Common Stock, in the first three months of 2005, compared with net income of $6 million, or 19 cents per average basic share of Common Stock, in the same period of 2004. The following factors contributed to the decline:

     o a $12 million decrease in TEP's gross margin (total operating revenues less fuel and purchased power expense) due to mild winter weather, resulting in lower retail kWh sales, and higher purchased power costs related to the planned outage at Springerville Unit 2;

     o losses of $2 million at Global Solar, compared with losses of $1 million in the first quarter of 2004; and

     o a net loss of $1 million at MEH's other investments, compared with net income of $3 million in the first quarter of 2004, due primarily to the sale of an investment; partially offset by

     o a $3 million decrease in total interest expense due to lower balances on long-term debt and capital lease obligations, and lower fees on the Credit Agreement entered into by TEP in March 2004, compared to the first quarter of 2004; and

     o a $2 million decrease in Other Operations and Maintenance (O&M) expense. In the first quarter of 2004, O&M included $1 million of expenses related to the proposed acquisition of UniSource Energy by Saguaro Utility (Saguaro), while in the first quarter of 2005, TEP reduced O&M expense due to a $1 million pre-tax gain on the sale of emissions allowances.

  CONTRIBUTION BY BUSINESS SEGMENT

     The table below shows the contributions to our consolidated after-tax earnings by our four business segments.

     THREE MONTHS ENDED MARCH 31,                2005                2004
                                                   -Millions of Dollars-
     ------------------------------------- --------------------------------------
     BUSINESS SEGMENT
        TEP                                      $   (5)            $    1
        UNS Gas                                       4                  4
        UNS Electric                                  1                  1
        Global Solar                                 (2)                (1)
        Other (1)                                    (2)                 1
     ------------------------------------- ------------------ -------------------
            Consolidated Net Income              $   (4)            $    6
     ===================================== ================== ===================

     (1) Includes: for 2005, interest expense (net of tax) on the convertible note offering by UniSource Energy; interest expense (net of tax) on the note payable from UniSource Energy to TEP; costs associated with the proposed acquisition of UniSource Energy by Saguaro as previously discussed; UniSource Energy parent company expenses; income and losses from other Millennium investments; and income and losses from UED.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  UNISOURCE ENERGY CONSOLIDATED CASH FLOWS

     THREE MONTHS ENDED MARCH 31,              2005              2004
                                                -Millions of Dollars-
     ------------------------------------ ---------------- -----------------
     Cash provided by (used in):
        Operating Activities                   $ 40              $ 44
        Investing Activities                    (31)              (28)
        Financing Activities                     41               (56)
     ------------------------------------ ---------------- -----------------
     Net Increase (Decrease) in Cash           $ 50             $ (40)
     ==================================== ================ =================


     UniSource Energy's consolidated cash flows are provided primarily from retail and wholesale energy sales at TEP and UES, net of the related payments for fuel and purchased power. Cash from operations is lowest in the first quarter and highest in the third quarter due to TEP's summer peaking load.

     We use our available cash primarily to:

     o    finance capital expenditures at TEP, UNS Gas and UNS Electric;
     o    pay dividends to shareholders; and
     o reduce leverage at TEP by repaying or repurchasing debt and investing in lease debt.

     The primary source of liquidity for UniSource Energy, the parent company, is dividends it receives from its subsidiaries, primarily TEP. Under our tax sharing agreement, our subsidiaries make income tax payments to UniSource Energy, which makes payments on behalf of the consolidated group.

     As part of our ACC Holding Company Order, we must invest at least 30% of any proceeds of UniSource Energy equity issuances in TEP until TEP's equity reaches 37.5% of total capital (excluding capital leases).

     As of May 4, 2005, cash and cash equivalents available to UniSource Energy was approximately $94 million. This balance includes proceeds from UniSource Energy's Convertible Senior Notes issued March 1, 2005. See Convertible Senior Notes, below.

     OPERATING ACTIVITIES

     In the first three months of 2005, net cash flows from operating activities decreased by $4 million compared with the same period in 2004. The following factors contributed to the increase:

     o an $8 million decline in cash receipts from electric and gas sales, net of fuel and purchased power costs paid, due to the planned outage at Springerville Unit 2 and mild winter weather in TEP's service territory; partially offset by

     o a $4 million decrease in total taxes paid, net of income tax refunds received, due to a smaller final tax payment related to prior year consolidated income tax returns.

     INVESTING ACTIVITIES

     Net cash used for investing activities was $3 million higher in the first three months of 2005 compared with the same period in 2004, primarily due to the following factors:

     o capital expenditures were $14 million higher in the first three months of 2005 due primarily to a planned maintenance outage at Springerville and TEP's share of the construction costs of the Luna Energy Facility; partially offset by

     o other cash receipts of $6 million in the first three months of 2005 due primarily to the redemption of a $5 million certificate of deposit at TEP; and

     o $4 million used in the first three months of 2004 to purchase Springerville lease debt at TEP.

     FINANCING ACTIVITIES

     Net cash flows from financing activities was $41 million in the first three months of 2005 compared with net cash used for financing activities of $56 million in the first three months of 2004. The following factors contributed to the change:

     o UniSource Energy issued $150 million of Convertible Senior Notes in March 2005;

     o    TEP redeemed $53 million of First Mortgage Bonds in March 2005; and

     o TEP's payments on capital lease obligations were $5 million higher in the first three months of 2005.

     As a result of the activities described above, our consolidated cash and cash equivalents increased to $204 million at March 31, 2005, from $154 million at December 31, 2004. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     At May 4, 2005, our consolidated cash balance, including cash equivalents, was approximately $94 million. This balance includes proceeds from UniSource Energy's Convertible Senior Notes issued March 1, 2005. See Convertible Senior Notes, below.

     In the event that we experience lower cash from operations in 2005, we will adjust our discretionary uses of cash accordingly. We believe, however, that we will continue to have sufficient cash flow to cover our capital needs, as well as required debt payments and dividends to shareholders.

     Convertible Senior Notes
     ------------------------

     On March 1, 2005, UniSource Energy issued $150 million aggregate principal amount of 4.50% Convertible Senior Notes (Convertible Senior Notes) due 2035 in a private placement. The Convertible Senior Notes are unsecured. Each $1,000 principal amount of Convertible Senior Notes is convertible into 26.6667 shares of UniSource Energy Common Stock at any time, representing a conversion price of approximately $37.50 per share of our Common Stock, subject to adjustment in certain circumstances.

     The Convertible Senior Notes bear interest at an annual rate of 4.50% payable semi-annually in arrears on each March 1 and September 1, commencing on September 1, 2005. In addition, beginning on March 1, 2015, the Convertible Senior Notes will also, in certain circumstances, bear contingent interest at the annual rate of 0.35%.

     Beginning on March 5, 2010, we will have the option to redeem the Convertible Senior Notes, in whole or in part, for cash, at a price equal to 100% of the principal amount plus accrued interest. If certain change of control transactions occur, or our common stock is no longer listed on a national securities exchange, holders of the Convertible Senior Notes may require

UniSource Energy to repurchase the Convertible Senior Notes, in whole or in part, for cash. If one of these events occurs prior to March 5, 2010, we may be required to pay a make-whole premium payable in shares of common stock. Additionally, the holders of the Convertible Senior Notes may require us to repurchase for cash, all or part, of the Convertible Senior Notes on March 1, 2015, 2020, 2025 and 2030. The repurchase price will be 100% of the principal amount of the Convertible Senior Notes plus accrued interest.

     The Convertible Senior Notes may become immediately payable if an event of default occurs. An event of default includes failure to make required payments on the Convertible Senior Notes, acceleration of $50 million or more of indebtedness for borrowed money at UniSource Energy or TEP or certain bankruptcy events at UniSource Energy or TEP. Neither TEP nor any other subsidiary of UniSource Energy has guaranteed UniSource Energy's obligations on the Convertible Senior Notes.


     UniSource Credit Agreement
     --------------------------

     On April 15, 2005, UniSource Energy entered into a $105 million five-year credit agreement with a group of lenders (UniSource Credit Agreement) which expires on April 15, 2010. The UniSource Credit Agreement includes a $90 million term loan facility and a $15 million revolving credit facility. In addition, UniSource Energy is required to make quarterly payments of $1.25 million beginning June 2005 with the balance due at maturity.

     Interest is payable on borrowings under the UniSource Credit Agreement at a Eurodollar rate or Alternate Base Rate rate. Eurodollar loans would bear interest at adjusted LIBOR plus 1.75%. Alternate Base Rate loans would bear interest in an amount equal to the sum of (1) the greater of the federal funds rate plus 1/2 of 1% or the agent bank's reference rate, and (2) 0.75%. In the event that, after June 30, 2005, TEP, because of regulatory restrictions, does not have the ability to pay 100% of its current year net income as dividends, interest rates would increase by 0.25%.

     The UniSource Credit Agreement contains a number of covenants restricting additional indebtedness, liens, mergers, sales of assets and investments and acquisitions. Additionally, the UniSource Credit Agreement contains several financial covenants including: (1) a minimum cash flow to interest coverage ratio determined on a UniSource Energy standalone basis and (2) a maximum leverage ratio determined on a consolidated basis. The UniSource Credit Agreement allows UniSource Energy to pay dividends, if after giving effect to the dividend payment, UniSource Energy and it subsidiaries have more than $15 million of unrestricted cash and unused revolving credit.

     The UniSource Credit Agreement may become immediately payable if an event of default occurs. An event of default includes failure to make required payments under the UniSource Credit Agreement, failure of UniSource Energy or certain subsidiaries to make payments or default on debt greater than $20 million, or certain bankruptcy events at UniSource Energy or certain subsidiaries. The UniSource Credit Agreement is collateralized by a pledge of the capital stock of Millennium, UES and UED.

     UniSource Energy expects that borrowings will be made from time to time under the revolving credit facility component of the UniSource Credit Agreement to meet temporary cash needs.

     Use of Proceeds
     ---------------

     On March 1, 2005, UniSource Energy used $106 million of the net proceeds from the sale of the Convertible Senior Notes to repay its $95 million promissory note to TEP plus accrued interest of $11 million.

     UniSource Energy expects to borrow the entire $90 million available under the term loan facility by June 30, 2005 and use the proceeds to make a capital contribution to TEP. It is anticipated that this $90 million capital contribution, together with the proceeds TEP received from the $95 million inter-company note repayment in March 2005 (described above) and any additional capital contributions to TEP from the proceeds of UniSource Energy's issuance of the Convertible Senior Notes in March 2005, will be used by TEP to repurchase or redeem $225 million of fixed-rate tax-exempt debt obligations.

     As stated in a recently expired tender offer, TEP has agreed to purchase $147 million of its 1997 Pima Series B and $74 million of its 1997 Pima Series C fixed-rate tax-exempt debt obligations (Repurchased Bonds) from bondholders on May 11, 2005, at a price of $101.50 per $100 principal amount. Additionally, TEP will redeem at par $4 million of bonds not tendered on May 18, 2005. TEP does not plan on canceling the Repurchased Bonds. The Repurchased Bonds will remain outstanding under their respective indentures; however, the Repurchased Bonds will not be presented in our financial statements. TEP may choose to cancel or resell the Repurchased Bonds to third parties in the future. Upon completion of these purchases and redemptions in the principal amount of $225 million, TEP expects its ratio of equity to total capitalization (excluding capital leases) will improve to 40%, thereby allowing TEP to dividend up to 100% of its current year net income to UniSource Energy. See, Tucson Electric Power, Bond Repurchases and Redemptions, and Tucson Electric Power Company, Liquidity and Capital Resources, Dividends on Common Stock, below.

     On March 10, 2005, UniSource Energy used $10 million of the net proceeds from the sale of the Convertible Senior Notes to make an equity contribution of $6 million to UNS Gas and an equity contribution of $4 million to UNS Electric.

  GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are UES' guarantee of $160 million of aggregate principal amount of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens Communication Company (Citizens') Arizona gas and electric system assets, UES' guarantee of a $40 million revolving credit facility available to UNS Gas and UNS Electric, UniSource Energy's guarantee of approximately $8 million in natural gas and supply payments and building lease payments for UNS Gas and UNS Electric, and subsidiaries of Millennium, and Millennium's guarantee of approximately $2 million in commodity-related payments for MEG at March 31, 2005. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

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

  CONTRACTUAL OBLIGATIONS

     There are no significant changes in our contractual obligations or other commercial commitments from those reported in our 2004 Annual Report on Form 10-K, other than the UniSource Energy Credit Agreement (described above) and the UNS Gas/UNS Electric Credit Agreement, described below.

  DIVIDENDS ON COMMON STOCK

     The following table shows the declared dividends to UniSource Energy shareholders for 2005.

                                                            DIVIDEND AMOUNT
DECLARATION DATE     RECORD DATE       PAYABLE DATE   PER SHARE OF COMMON STOCK
----------------  -------------------  -------------  --------------------------
February 4, 2005  February 15, 2005    March 8, 2005            $0.19
  May 6, 2005        May 18, 2005      June 10, 2005            $0.19
----------------  -------------------  -------------  --------------------------


  INCOME TAX POSITION

     At March 31, 2005, UniSource Energy and TEP had, for federal and state income tax filing purposes, the following carryforward amounts:

                                        UNISOURCE ENERGY                            TEP
                                      Amount            Expiring            Amount            Expiring
------------------------------ ---------------------- ------------- ----------------------- -------------
                               -Millions of Dollars-      Year      -Millions of Dollars-       Year
NET OPERATING LOSSES                   $ 18            2021-2022             $ -                -
INVESTMENT TAX CREDIT                     5            2004-2024               5            2004-2024
AMT CREDIT                              100                -                  92                -
------------------------------ ---------------------- ------------- ----------------------- -------------


     The $18 million in NOL carryforwards is subject to limitation due to a reorganization of certain Millennium entities in December 2002. The future use of these losses is dependant upon the generation of sufficient future taxable income at the separate company level. See Critical Accounting Estimates, Deferred Tax Valuation - TEP and Millennium, below.

                          TUCSON ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS
---------------------

     The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP's utility operations, unless otherwise noted.


                                                         SALES                 OPERATING REVENUE
THREE MONTHS ENDED MARCH 31,                      2005           2004         2005          2004
                                                   -Millions of kWh-         -Millions of Dollars-
--------------------------------------------- -------------- ------------- ------------ --------------
ELECTRIC RETAIL SALES:
  Residential                                         649           719      $    55      $    58
  Commercial                                          351           358           36           37
  Industrial                                          512           490           36           36
  Mining                                              220           192           10            9
  Public Authorities                                   44            50            3            3
--------------------------------------------- -------------- ------------- ------------ --------------
TOTAL ELECTRIC RETAIL SALES                         1,776         1,809          140          143
--------------------------------------------- -------------- ------------- ------------ --------------
ELECTRIC WHOLESALE SALES DELIVERED:
  Long-term Contracts                                 308           346           14           15
  Other Sales                                         454           543           24           25
  Transmission                                          -             -            2            2
  Net Unrealized Gain (Loss) on Forward
     Sales of Energy                                    -             -           (1)          -
--------------------------------------------- -------------- ------------- ------------ --------------
TOTAL ELECTRIC WHOLESALE SALES                        762           889           39           42
--------------------------------------------- -------------- ------------- ------------ --------------
         TOTAL ELECTRIC SALES                       2,538         2,698      $   179      $   185
============================================= ============== ============= ============ ==============

WEATHER DATA:
   Heating Degree Days                                775           877
   10-Year Average                                    796           796
   % Over / (Under) Prior Year                      (12%)           28%
   % Over / (Under) 10-Year Average                  (3%)           10%
--------------------------------------------- -------------- ------------- ------------ --------------


     Total revenues from kWh sales to retail customers decreased by $3 million, or 2%, in the first quarter of 2005 compared with the first quarter of 2004, resulting from lower energy demand from residential customers. Heating degree days were 12% lower than last year and 3% lower than the 10-year average. Higher mining and industrial kWh sales partially offset the lower residential demand. The average price of copper was 10% higher in first quarter of 2005 compared with the same period last year, leading to increased mining activity and a 15% increase in kWh sales to TEP's mining customers; revenues from TEP's mining customers increased $1 million. Total retail kWh sales decreased by 2% in the first quarter of 2005 compared with the same period last year.

     Wholesale revenues decreased $3 million, or 7%, in the first quarter of 2005 compared with the first quarter of 2004. Wholesale sales opportunities were limited in the first quarter of 2005 due to a planned outage at TEP's Springerville Unit 2. The average wholesale market price of energy was $45 per MWh in 2005, compared with $40 per MWh in 2004. See Factors Affecting Results of Operations, Western Energy Markets, Market Prices, below.

  OPERATING EXPENSES

     FUEL AND PURCHASED POWER EXPENSE

     TEP's fuel and purchased power expense, and energy resources for the first quarters of 2005 and 2004 are shown in the table below.

                                                   GENERATION                 EXPENSE
THREE MONTHS ENDED MARCH 31,                   2005        2004         2005          2004
                                               -Millions of kWh-      -Millions of Dollars-
-------------------------------------------- ----------------------- -------------------------

Coal-Fired Generation                            2,405     2,763       $    42      $    47
Gas-Fired Generation                                56        12             5            -
-------------------------------------------- --------- ------------- ------------ -------------
Total Generation                                 2,461     2,775            47           47
Purchased Power                                    268        95            13            6
-------------------------------------------- --------- ------------- ------------ -------------
Total Resources                                  2,729     2,870       $    60      $    53
                                                                     ============ =============
Less Line Losses, Company Use and Other            191       172
-------------------------------------------- --------- -------------
Total Energy Sold                                2,538     2,698
-------------------------------------------- --------- -------------


     A planned outage at TEP's 380-megawatt coal-fired Springerville Unit 2 facility led to higher gas-related fuel costs and higher purchased power expenses during the first three months of 2005. Total fuel expense at TEP's generating plants was $47 million in the first three months of both 2005 and 2004. Coal-related fuel expense was $5 million lower than last year due to the planned outage of Springerville Unit 2. Gas-related fuel expense increased $5 million due to the higher use of TEP's gas-fired generating resources as well as higher commodity prices for gas. The average price per MMBtu of gas at the Permian basin was up 11% compared with the first quarter of 2004.

     Purchased power expense increased $7 million compared with the first quarter of 2004, due to replacement power purchases and higher wholesale energy prices. Average wholesale energy prices on the Dow Jones Palo Verde Index were up 13% compared with last year. See Factors Affecting Results of Operations, Western Energy Markets, Market Prices, below.

     The table below shows the average cost per kWh for TEP's generating plants by fuel type.

                                      2005               2004
                                          -cents per kWh-
------------------------------ ------------------- ------------------
Coal                                   1.75                1.70
Gas                                    8.93                8.33
All fuels                              1.91                1.71
------------------------------ ------------------- ------------------


     OTHER OPERATING EXPENSES

     Other O&M expense was unchanged in the first quarter of 2005 compared with the same period in 2004.

     Amortization of the Transition Recovery Asset (TRA) increased $1 million in the first quarter of 2005. Amortization of the TRA is the result of the 1999 Settlement Agreement (TEP Settlement Agreement) with the ACC, which changed the accounting method for TEP's generation operations. This item reflects the recovery, through 2008, of transition recovery assets which were previously regulatory assets of the generation business. The amount of amortization is a function of the TRA balance and total kWh consumption by TEP's distribution customers.

     The table below shows estimated TRA amortization and unamortized TRA balances for the remainder of 2005 through 2008.

                                  FUTURE ESTIMATED           UNAMORTIZED
                                  TRA AMORTIZATION           TRA BALANCE
                                            -Millions of Dollars-
     ----------------------- ---------------------------- -------------------
     2005                              $  55                  $  169
     2006                                 64                     105
     2007                                 73                      32
     2008                                 32                       -
     ----------------------- ---------------------------- -------------------

     OTHER INCOME (DEDUCTIONS)

     TEP's Income statement includes inter-company Interest Income of $2 million in the first quarter of 2005, and $2 million in the first quarter of 2004. This represented Interest Income on a promissory note TEP received from UniSource Energy in exchange for the transfer to UniSource Energy of its stock in Millennium in 1998. On UniSource Energy's Consolidated Statement of Income, this Interest Income, as well as UniSource Energy's related interest expense, was eliminated as an inter-company transaction. In March 2005, UniSource Energy repaid the inter-company promissory note. See Liquidity and Capital Resources, TEP Cash Flows, Inter-Company Note from UniSource Energy, below.

     INTEREST EXPENSE

     Total Interest Expense decreased by $3 million, or 9%, in the first quarter of 2005 due to: lower Letter of Credit fees on the Credit Agreement entered into by TEP in March 2004; lower interest expense resulting from the July 2004 redemption of $27 million of 8.5% First Mortgage Bonds; and fees written off in March 2004 when TEP refinanced its Credit Agreement.

     INCOME TAX EXPENSE

     TEP recorded Income Tax Benefits of $2 million in the first quarter of 2005 due to a $7 million Loss Before Income Taxes. In the first quarter of 2004, TEP recorded Income Tax Expense of $2 million.

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

     As of January 1, 2001, all of TEP's retail customers are eligible to choose an alternate energy supplier. Currently none of TEP's retail customers are receiving service from other providers. TEP has met all conditions required by the ACC to facilitate electric retail competition, including ACC approval of TEP's direct access tariffs. ESPs must meet certain conditions before electricity can be sold competitively in TEP's service territory. Examples of these conditions include ACC certification of ESPs, and execution of and compliance with direct access service agreements with TEP.

     In January 2005, an Arizona Court of Appeals decision became final in which the Court held invalid certain portions of the ACC rules on retail competition and related market pricing. Based on this decision, we expect that the ACC will address the competition rules in an administrative proceeding during 2005. We cannot predict what changes, if any, the ACC will make to the competition rules. See Rates, Recent Motion Filed with ACC, below.

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

     The Rules and the Settlement Agreement established:

     o a period, November 1999 through 2008, for TEP to transition its generation assets from a cost of service based rate structure to a market, or competitive, rate structure;

     o the recovery through rates during the transition period of $450 million of stranded generation costs through a fixed competitive transition charge (fixed CTC);
     o    capped rates for TEP retail customers through 2008;
     o    an ACC interim review of TEP retail rates in 2004;
     o unbundling of electric services with separate rates or prices for generation, transmission, distribution, metering, meter reading, billing and collection, and ancillary services;
     o a process for Energy Service Providers (ESPs) to become licensed by the ACC to sell generation services at market prices to TEP retail customers;
     o access, as noted above, for TEP retail customers to buy market priced generation services from ESPs beginning in 2000 (currently, no TEP customers are purchasing generation services from ESPs);
     o transmission and distribution services would remain subject to regulation on a cost of service basis; and
     o beginning in 2009, TEP's generation would be market based and its retail customers would pay the market rate for generation services.

     2004 General Rate Case Information
     ----------------------------------

     On June 1, 2004, as required by the Settlement Agreement, TEP filed general rate case information with the ACC. TEP's filing does not propose any change in retail rates, and under the terms of the Settlement Agreement, no rate case filed by TEP through 2008 may result in a net rate increase. However, absent the restriction on raising rates, TEP believes that the data in its filing would justify an increase in retail rates of 16%.

     The general rate case information uses a historical test year ended December 31, 2003 and establishes, based on TEP's standard offer service, that TEP is experiencing a revenue deficiency of $111 million. The rate case information includes, among other things, Springerville Unit 1 costs and other generation costs including fuel costs in excess of those recovered through existing rates. The proposed weighted cost of capital for the test year ended December 31, 2003 is 8.78%, including an 11.5% return on equity (increased from 10.67% currently authorized). The rate case information uses a hypothetical 40% equity capitalization (excluding capital lease obligations) rather than the hypothetical 37.5% equity capitalization used in TEP's last general rate case. TEP's actual equity capitalization (excluding capital lease obligations) at March 31, 2005 was 29.6%. As discussed above, in the first half of 2005, TEP expects to increase common equity to 40% of capitalization (excluding capital lease obligations). See TEP, Dividends on Common Stock, below for further information regarding improvements to TEP's capital structure. Despite the indicated revenue deficiency, the ACC could conclude that TEP should decrease rates after June 1, 2005; any such determination would be strongly opposed by TEP.

     A procedural order was issued in February 2005 that outlined how the review of TEP's general rate case information will proceed. The schedule calls for staff and intervenor testimony to be filed by June 13, 2005 and hearings, as appropriate, before the administrative law judge to begin September 12, 2005.

     Transition
     ----------

     The Settlement Agreement provides that TEP's fixed CTC will expire when TEP's $450 million transition asset is fully amortized and recovered or on December 31, 2008, whichever is earlier. Based on current projections of retail sales, the transition recovery asset is expected to be fully amortized by mid-2008. The Settlement Agreement also specifies that TEP's floating competitive transition charge (floating CTC) will expire on December 31, 2008. This charge, which moves inversely to changes in market-based generation services rates, presently appears as a credit on retail customer bills. Based on current forward pricing in the wholesale energy markets, TEP anticipates that the floating CTC will continue to appear as a credit on retail customer bills through 2008. After the expiration of the floating CTC, TEP's rates for generation services should be market based. TEP anticipates that it will submit a rate filing to address the rates that will go into effect after the expiration of the 1999 Settlement Agreement.

     Absent any other change to TEP's retail rate structure, including continued inability to recover actual costs, TEP estimates that the expiration of the fixed CTC in 2008 (which has provided revenues, on average of .93 cents per kWh sold) would result in an average decrease in revenues from retail rates of approximately 12% relative to revenues from current retail rates. However, absent any other change except the expiration of the fixed CTC, the expiration in 2008 of the floating CTC would result in market-based generation services rates which would, based on current pricing in the wholesale energy markets, produce a retail rate increase in January 2009 of approximately 10-15% relative to current retail rates.

     We are operating pursuant to the TEP Settlement Agreement. However, we cannot predict the future rate methodologies for TEP which the ACC could authorize, including whether the ACC will permit or require market-based rates for generation services, reinstate cost of service ratemaking for all or a portion of TEP's generation services or require an alternate methodology to determine rates for TEP's generation services. Under any circumstances, TEP will seek appropriate recovery and return on its investment in assets used to serve its customers.

     In the event that the ACC reinstates cost of service ratemaking for TEP's generation services and does not allow other factors that have changed in the intervening years to be considered, significant retail rate decreases could occur. TEP expects that, in establishing future rates, TEP and the ACC will review the entirety of the retail rate structure rather than focusing solely on any one of the elements noted above. Although TEP is unable to predict the type and level of future retail rates, TEP believes that the 2004 general rate case information filed with the ACC evidences that there have been a number of factors that have changed since the Settlement Agreement was approved that justify increasing or maintaining retail rates at current levels.

     Recent Motion Filed with ACC
     ----------------------------

     Given the recent court action described above, the ACC may revise its Rules and rate methodologies prior to the expiration in 2008 of the TEP Settlement Agreement. A new structure could replace that established pursuant to the TEP Settlement Agreement prior to January 2009.

     In an effort to resolve the uncertainty surrounding the continued applicability of the Rules and the methodology that will be applied to determine TEP's rates for generation service after the CTCs expire, TEP filed a motion with the ACC on May 4, 2005 requesting that the ACC issue an order declaring its position regarding the status of the Rules and the rate treatment that will be afforded to TEP's generation assets after 2008.

     The motion states TEP's preference for the ACC to adhere to the 1999 Settlement Agreement and continue to authorize TEP to charge market-based rates for generation services after December 31, 2008. The motion also states that, if the ACC intends to rescind TEP's authorization to charge market-based rates for its generation services, that change will have immediate consequences for the Settlement Agreement, the 2004 general rate case information filing and future TEP rate cases. Accordingly, TEP requested that the ACC clarify its intentions in this regard. In addition, TEP requested that a procedural conference be held in the 2004 rate review proceedings to discuss the status of that case pending the issuance of an order in response to TEP's motion. TEP cannot predict when, or how, the ACC will respond to the motion.

     WESTERN ENERGY MARKETS

     As a participant in the western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions and market participants. TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy at market-based rates in the wholesale market.

     As of March 31, 2005, electric generating capacity in Arizona has grown to approximately 25,000 MW; an increase of nearly 60% since 2001. A majority of the growth over the last three years is the result of 16 new or upgraded gas-fired generating units with a combined capacity of approximately 9,200 MW. In addition, the presence of fewer creditworthy counterparties, as well as legal, political and regulatory uncertainties, has reduced market liquidity and trading volume.

     MARKET PRICES

     The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index increased in the first quarter 2005, as did the average price for natural gas based on the Permian Index. Average market prices for around-the-clock energy began to rise in February 2003 and stayed at elevated levels during 2004 and the first three months of 2005 due to high natural gas prices from increased demand and production and storage level concerns. As a result of all of these factors, TEP's natural gas and purchased power expenses were higher in the first three months of 2005 than the same period in 2004. Prices have continued in this range to date; however, we cannot predict whether these higher prices will continue, or whether changes in various factors that influence demand and supply will cause prices to fall during 2005.

     AVERAGE MARKET PRICE FOR AROUND-THE-CLOCK ENERGY               $/MWH
     --------------------------------------------------------- ----------------
          Quarter ended March 31, 2005                              $ 45
          Quarter ended March 31, 2004                                40
     --------------------------------------------------------- ----------------

     AVERAGE MARKET PRICE FOR NATURAL GAS                          $/MMBTU
     --------------------------------------------------------- ----------------
          Quarter ended March 31, 2005                              $   5.55
          Quarter ended March 31, 2004                                  5.02


     TEP typically uses generation from its facilities fueled by natural gas and purchased power, in addition to energy from its coal-fired facilities, to meet the summer peak demands of its retail customers and to meet local reliability needs. Some of these purchased power contracts are price indexed to natural gas prices. Short-term and spot power purchase prices are also closely correlated to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel and gas-indexed purchased power with fixed price contracts for a maximum of three years. TEP currently has approximately 50% of this exposure hedged for the May through October summer peak period of 2005 at a weighted average price of $5.50 per MMBtu. TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  TEP CASH FLOWS

     TEP's capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt and capital lease obligations. Cash flow from operations typically is the lowest in the first quarter and highest in the third quarter due to TEP's summer peaking load.

     THREE MONTHS ENDED MARCH 31,                                     2005           2004
                                                                     -Millions of Dollars-
     ----------------------------------------------------------- --------------- --------------
     Net Cash Flows - Operating Activities                           $  37            $ 36
        Capital Expenditures                                           (34)            (23)
     ----------------------------------------------------------- --------------- --------------
               Net Cash Flows after Capital Expenditures*                3              13
     ----------------------------------------------------------- --------------- --------------
        Debt Maturities                                                 (1)             (1)
        Retirement of Capital Lease Obligations                        (48)            (44)
        Proceeds from Investment in Springerville
           Lease Debt and Equity                                         8               8
     ----------------------------------------------------------- --------------- -------------
     Net Cash Flows Available after Required Payments*               $ (38)          $ (24)
     =========================================================== =============== ==============

     * We believe that Net Cash Flows after Capital Expenditures and Net Cash
     Flows Available After Required Payments, which are non-GAAP financial measures, provide useful information to investors as measures of liquidity and our ability to meet our capital requirements and mandatory redemptions of debt and capital lease obligations.


     During 2005, TEP expects to generate sufficient internal cash flows to fund its operating activities, construction expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, TEP's cash flows may vary due to changes in wholesale revenues, changes in short-term interest rates, and other factors. TEP currently has $60 million available under its Revolving Credit Facility which it may borrow if cash flows fall short of expectations or if monthly cash requirements temporarily exceed available cash balances. TEP may temporarily borrow funds under its Revolving Credit Facility in May 2005 in connection with the redemption of $225 million of fixed-rate tax-exempt debt. See UniSource Energy, Liquidity and Capital Resources, UniSource Energy Credit Agreement, Use of Proceeds, above, and Bond Issuances and Redemptions, below.

     OPERATING ACTIVITIES

     In the first three months of 2005, net cash flows from operating activities increased by $1 million compared with the same period in 2004. The following factors contributed to the increase:

     o an $11 million increase in interest received, due primarily to interest received from UniSource Energy when it repaid its $95 million inter-company loan to TEP;

     o a $5 million decrease in Income Taxes Paid due the timing of payments in the first three months of 2005 compared with the same period last year;

     o a $3 million decrease in total interest paid due to lower capital lease obligation balances, lower fees under TEP's Credit Agreement that was entered into in March 2004 and lower long-term debt balances; partially offset by

     o a $6 million decrease in total cash receipts from retail and electric wholesale sales, net of fuel and purchased power costs, due to the planned outage at Springerville Unit 2 and mild winter weather;

     o a $5 million increase in wages paid due to higher incentive compensation compared to last year; and

     o a $5 million increase in O&M expense related to the planned outage at Springerville Unit 2 and maintenance costs at the San Juan Generating Station.

     FINANCING ACTIVITIES

     Net cash used for financing activities was $40 million lower in the first three months of 2005 compared with the same period in 2004. The following factors contributed to the decrease:

     o TEP received $95 million from UniSource Energy as a repayment for an inter-company loan; and

     o TEP spent $8 million in the first three months of 2004 related to refinancing its Credit Agreement; partially offset by

     o a $52 million increase in repayments on long-term debt related to TEP's early redemption of First Mortgage Bonds in the first three months of 2005;

     o a $5 million increase in scheduled payments made on capital lease obligations; and

     o    an increase of $5 million in other cash payments.

     At March 31, 2005, there were no outstanding borrowings under TEP's revolving credit facility.

     Inter-Company Note from UniSource Energy
     ----------------------------------------

     On March 1, 2005, UniSource Energy repaid to TEP a debt obligation in the principal amount of $95 million plus accrued interest of $11 million. TEP expects that it will use the proceeds during May 2005 to redeem or repurchase certain of its existing indebtedness through tender offers and redemptions. See Bond Issuance and Redemptions, below.

     Bond Issuance and Redemptions
     -----------------------------

     TEP made the required sinking fund payment of $1 million on its 6.1% First Mortgage IDBs in January 2005.

     In March 2005, TEP redeemed at par the remaining $31 million of its 6.1% First Mortgage IDBs, which were due in 2008, as well as the remaining $21 million of its 7.5% First Mortgage IDBs, which were due in 2006.

     Pursuant to a recently expired tender offer, TEP has agreed to purchase $147 million of its 1997 Pima Series B and $74 million of its 1997 Pima Series C fixed-rate tax-exempt debt obligations from bondholders on May 11, 2005, at a price of $101.50 per $100 principal amount. Additionally, TEP will redeem at par $4 million of bonds not tendered on May 18, 2005. Upon completion of these purchases and redemptions in the principal amount of $225 million, TEP expects the ratio of equity to total capitalization (excluding capital leases) will improve to 40%, thereby allowing TEP to dividend up to 100% of its current year net income to UniSource Energy.

     Capital Lease Obligations
     -------------------------

     At March 31, 2005, TEP had $712 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts.

                                                      BALANCE AT
     LEASED ASSET                                     03/31/2005               EXPIRATION
     ---------------------------------------- --------------------------- ---------------------
                                                   - In Millions -
     Springerville Unit 1                               $427                      2014
     Springerville Coal Handling Facilities              126                      2015
     Springerville Common Facilities                     104                      2020
     Sundt Unit 4                                         54                      2010
     Other Leases                                          1                      2006
     ---------------------------------------- --------------------------- ---------------------
     Total Capital Lease Obligations                    $712
     ======================================== =========================== =====================


     Except for TEP's 13% equity interest in the Springerville Coal Handling Facilities, TEP will not own these assets at the expiration of the leases. TEP may renew the leases or purchase the leased assets at such time. These renewal and purchase options are generally for fair market value as determined at that time.

     TEP Credit Agreement
     --------------------

     On May 4, 2005, TEP entered into a new $401 million Credit Agreement (TEP Credit Agreement) to replace its previous $401 million credit agreement. The TEP Credit Agreement includes a $60 million revolving credit facility and a $341 million letter of credit facility to support $329 million aggregate principal amount of tax-exempt variable rate bonds. The TEP Credit Agreement expires May 4, 2010 and is secured by $401 million of Second Mortgage Bonds.

     Covenants in the TEP Credit Agreement restrict additional indebtedness, liens and sale of assets and sale-leasebacks agreements. The TEP Credit Agreement also contains several financial covenants including: (1) a minimum cash coverage ratio, and (2) a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UniSource Energy. Certain regulatory actions may cause a decrease in the amount that may be borrowed.

     The TEP Credit Agreement may become immediately due and payable if an event of default occurs. An event of default includes failure to make required payments under the TEP Credit Agreement; change in control, as defined; failure of TEP or certain subsidiaries to make payments or default on debt greater than $20 million; or certain bankruptcy events at TEP or certain subsidiaries.

     Interest rates and fees under the TEP Credit Agreement are based on a pricing grid tied to TEP's credit ratings. The letter of credit fees are 0.875% under the TEP Credit Agreement. Amounts drawn under the letter of credit would currently bear interest based on LIBOR plus 0.875% per annum. Borrowings under the revolving credit facility bear interest at a variable interest rate consisting of a spread over LIBOR or an alternate base rate. The per annum rate currently in effect on borrowings under TEP's revolving credit facility is LIBOR plus 0.875%. TEP also pays a commitment fee of 0.20% on the unused portion of the revolving credit facility.

     At May 9, 2005, TEP had no outstanding borrowings under the revolving credit facility component of the TEP Credit Agreement. However, TEP may temporarily borrow funds in May 2005 in connection with the repurchase and redemption of $225 million of fixed-rate tax-exempt debt. See UniSource Energy, Liquidity and Capital Resources, UniSource Energy Credit Agreement, Use of Proceeds, above, and Bond Issuances and Redemptions, above.

     Mortgage Indentures
     -------------------

     TEP's first mortgage indenture and second mortgage indenture create liens on and security interests in most of TEP's utility plant assets. Springerville Unit 2, which is owned by San Carlos Resources Inc, a wholly owned subsidiary of TEP, is not subject to these liens and security interests. TEP's mortgage indentures allow TEP to issue additional mortgage bonds on the basis of: (1) a percentage of net utility property additions and/or (2) the principal amount of retired mortgage bonds. The amount of bonds that TEP may issue is also subject to a net earnings test under each mortgage indenture.

     TEP's Credit Agreement contains limits on the amount of First and Second Mortgage Bonds that may be outstanding. The TEP Credit Agreement allows no more than $138 million of First Mortgage Bonds to be outstanding, and no more than a total of $650 million in First and Second Mortgage Bonds to be outstanding. At March 31, 2005, TEP had $138 million of First Mortgage Bonds and a total of $539 million in First and Second Mortgage Bonds outstanding. Although the first and second mortgage indentures would allow TEP to issue additional bonds based on property additions and/or retired bond credits, the limits imposed by the TEP Credit Agreement are more restrictive and are currently the governing limitations.

     Under the terms of the TEP Credit Agreement, TEP has committed to use commercially reasonable efforts to substitute Second Mortgage Bonds for First Mortgage Bonds collateralizing the $138 million of First Collateral Trust Bonds outstanding, and to terminate TEP's First Mortgage Indenture.

  CONTRACTUAL OBLIGATIONS

     There have been no significant changes in TEP's contractual obligations or other commercial commitments from those reported in TEP's 2004 Annual Report on Form 10-K.

  DIVIDENDS ON COMMON STOCK

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants. As of March 31, 2005, TEP was in compliance with the terms of its then existing Credit Agreement.

     The ACC Holding Company Order stated that TEP may not pay dividends to UniSource Energy in excess of 75% of its earnings until TEP's common equity equals 37.5% of total capitalization (excluding capital lease obligations). The Citizens Settlement Agreement, as approved by the ACC, modified this dividend limitation so that it will remain in place until TEP's common equity equals 40% of total capitalization (excluding capital lease obligations). As of March 31, 2005, TEP's common equity equaled 29.6% of total capitalization (excluding capital lease obligations).

     UniSource Energy expects to borrow the entire $90 million available under its term loan facility by June 30, 2005 and use the loan proceeds to make a capital contribution to TEP. It is anticipated that this capital contribution, together with the proceeds TEP received from the inter-company note repayment in March 2005 and any additional capital contributions to TEP from the proceeds of UniSource Energy's issuance of convertible senior notes in March 2005, will be used by TEP to retire or repurchase $225 million of its outstanding debt obligations. After these transactions are complete, TEP expects its common equity ratio to equal 40% of total capitalization (excluding capital leases).

     In addition to the dividend limitations noted above, the Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings.

                                     UNS GAS

RESULTS OF OPERATIONS
---------------------

     UNS Gas reported net income of $4 million in both the first quarters of 2005 and 2004.

     As of March 31, 2005, UNS Gas had approximately 135,600 retail customers, a 5% increase from last year. The table below shows UNS Gas' therm sales and revenues for the first quarters of 2005 and 2004.

                                                        SALES                     REVENUE
     THREE MONTHS ENDED MARCH 31,                2005             2004         2005           2004
     -------------------------------------- --------------------------- ---------------------------
                                              - Millions of Therms -     - Millions of Dollars -
     RETAIL THERM SALES:
        Residential                                30               31         $ 30           $ 31
        Commercial                                 10               11            9             10
        Industrial                                  1                1            1              1
        Public Authorities                          3                3            3              2
     -------------------------------------- ---------- ---------------- ------------ --------------
     TOTAL RETAIL THERM SALES                      44               46           43             44
        Transport                                   -                -            1              1
        Negotiated Sales Program (NSP)              5                6            3              4
     -------------------------------------- ---------- ---------------- ------------ --------------
     TOTAL THERM SALES                             49               52         $ 47           $ 49
     ====================================== ========== ================ ============ ==============


     Retail therm sales were 4% lower in the first quarter of 2005 compared with the same period last year due to mild winter weather. Retail revenues fell $1 million, or 2%, in the first three months of 2005.

     Through a Negotiated Sales Program (NSP) approved by the ACC, UNS Gas supplies natural gas to some of its large transportation customers. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the Purchased Gas Adjustor (PGA) mechanism which reduces the gas commodity price. See Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, below.

     The table below provides summary financial information for UNS Gas.

     THREE MONTHS ENDED MARCH 31,                           2005             2004
     ------------------------------------------------- ---------------------------
                                                        - Millions of Dollars -
     Gas Revenues                                             $ 46            $49
     Other Revenues                                              1              -
     ------------------------------------------------- ------------ --------------
          Total Operating Revenues                              47             49
     ------------------------------------------------- ------------ --------------
     Purchased Gas Expense                                      31             32
     ------------------------------------------------- ------------ --------------
     Other Operations and Maintenance Expense                    6              6
     Depreciation and Amortization                               1              1
     Taxes other than Income Taxes                               1              1
     ------------------------------------------------- ------------ --------------
          Total Other Operating Expenses                         8              8
     ------------------------------------------------- ------------ --------------

               Operating Income                                  8              9
     ------------------------------------------------- ------------ --------------

     Total Interest Expense                                      1              2
     Income Tax Expense                                          3              3
     ------------------------------------------------- ------------ --------------
                NET INCOME                                     $ 4            $ 4
     ================================================= ============ ==============


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

  RATES AND REGULATION

     ENERGY COST ADJUSTMENT MECHANISM

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

     In January 2005, UNS Gas requested the ACC approve a PGA surcharge of $0.06 per therm to begin April 1, 2005 and end one year later, to recover its excess gas purchase costs. The previous PGA surcharge of $0.1155 per therm took effect October 1, 2003 and ended November 1, 2004. On March 31, 2005, the ACC approved a PGA surcharge of $0.03 per therm beginning April 11, 2005 and to last until the excess gas purchase costs are fully recovered. Based on current and projected gas prices and the rates currently in effect, we do not expect the PGA balance at March 31, 2005, to be fully recovered until 2008.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     UNS Gas' capital requirements consist primarily of capital expenditures. In the first three months of 2005, capital expenditures were $7 million. During 2005, UNS Gas expects to generate sufficient internal cash flows to fund its operating activities and a portion of its construction expenditures. Remaining cash needed for construction expenditures is expected to be obtained through a combination of the equity investment from UniSource Energy and borrowings under a revolving credit facility that was established in April 2005. See Credit Agreement, below.

     In January 2005, UNS Gas established a short-term inter-company promissory note to UniSource Energy, by which it may borrow up to $10 million for general corporate purposes. On March 10, 2005, UniSource Energy contributed an additional $6 million in equity to UNS Gas. On March 10, 2005, UNS Gas repaid the $6 million outstanding on this note from the proceeds of the $6 million equity contribution.

     The table below provides summary information for operating cash flow and capital expenditures for the first three months of 2005 and 2004.

     THREE MONTHS ENDED MARCH 31,                   2005            2004
     ----------------------------------------- -------------------------------
                                                  - Millions of Dollars -
     Net Cash Flows - Operating Activities           $ 6            $ 11
     Capital Expenditures                              7               4
     ----------------------------------------- ---------------- --------------


     UNS Gas/UNS Electric Revolver
     -----------------------------

     On April 15, 2005, UNS Gas and UNS Electric, each as a borrower, and UES, as guarantor, entered into a $40 million three-year unsecured revolving credit agreement with a group of lenders (the UNS Gas/UNS Electric Revolver). Either borrower may borrow up to a maximum of $30 million; however, the total combined amount borrowed can not exceed $40 million. The UNS Gas/UNS Electric Revolver expires on April 15, 2008. The proceeds of any loans or letters of credit are expected to be used for general corporate purposes.

     UNS Gas is only liable for UNS Gas' borrowings, and similarly, UNS Electric is only liable for UNS Electric's borrowings under the UNS Electric/UNS Gas Revolver. UES guarantees the obligations of both UNS Gas and UNS Electric.

     Interest is payable at LIBOR plus 1.50%; or at a rate equal to the sum of:
(1) the greater of the federal funds rate plus 1/2 of 1% or a bank reference rate, and (2) 0.50%.

     The UNS Gas/UNS Electric Revolver contains a number of covenants which restrict additional indebtedness, liens, mergers and sales of assets. The UNS Gas/UNS Electric Revolver also contains several financial covenants including:
(1) a maximum consolidated leverage ratio and (2) a minimum cash flow to interest coverage ratio, in each case determined for each borrower on a standalone basis.

     The UNS Gas/UNS Electric Revolver may become immediately payable if an event of default occurs. An event of default includes failure to make required payments under the UNS Gas/UNS Electric Revolver; certain change in control transactions or certain bankruptcy events of UNS Gas or UNS Electric; or failure of UES, UNS Gas or UNS Electric to make payments or default on debt greater than $4 million.

     UNS Gas and UNS Electric expect to draw upon the UNS Gas/UNS Electric Revolver from time to time primarily for seasonal working capital purposes.

     Senior Unsecured Notes
     ----------------------

     On August 11, 2003, UNS Gas issued a total of $100 million of aggregate principal amount of senior unsecured notes in a private placement consisting of $50 million of 6.23% Notes due in 2011 and $50 million of 6.23% Notes due in 2015. Proceeds from the note issuance were paid to Citizens to purchase the Arizona gas system assets. The notes are guaranteed by UES.

     The note purchase agreement for UNS Gas contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth. Consolidated Net Worth, as defined by the note purchase agreement for UNS Gas, is approximately equal to the balance sheet line item, Common Stock Equity. The table below outlines the actual and required minimum net worth levels of UES and UNS Gas at March 31, 2005.


                                REQUIRED MINIMUM
             COMPANY                NET WORTH                ACTUAL NET WORTH
     --------------------- --------------------------------------------------
                                           - Millions of Dollars -
     UES                          $  50                           $114
     UNS Gas                         43                             69
     --------------------- ---------------------------- ---------------------


     The incurrence of indebtedness covenant requires UNS Gas to meet certain tests before additional indebtedness may be incurred. These tests include:

     o A ratio of Consolidated Long-Term Debt to Consolidated Total Capitalization of no greater than 0.65 to 1.00.

     o An Interest Coverage Ratio (a measure of cash flow to cover interest expense) of at least 2.50 to 1.00.

     However, UNS Gas may, without meeting these tests, refinance indebtedness and incur short-term debt in an amount not to exceed $7 million. UNS Gas may not declare or make distributions or dividends (restricted payments) on its common stock unless (a) immediately after giving effect to such action no default or event of default would exist under its note purchase agreement and (b) immediately after giving effect to such action, it would be permitted to incur an additional dollar of indebtedness under the debt incurrence test. As of March 31, 2005, UNS Gas was in compliance with the terms of its note purchase agreement.

     The senior unsecured notes may become due earlier than the maturity date upon the occurrence and continuance of an event of default under the note purchase agreement. Events of default under the note purchase agreement include: failure to make payments required by the note purchase agreement; certain events of bankruptcy or similar liquidation or reorganization proceedings; and a change of control of UES or UNS Gas.

     In addition, an event of default may occur in the following situations: UNS Gas, UES or UNS Electric defaults on any payments required of certain indebtedness in an aggregate principal amount of at least $4 million; any such indebtedness becomes due or is called for payment prior to its scheduled payment date; or if there is a default in the compliance with the other terms of such indebtedness and, as a result of such default, such indebtedness has become due and payable, prior to its scheduled payment date.

  DIVIDENDS ON COMMON STOCK

     The Citizens Settlement Agreement, as approved by the ACC, limits dividends payable by UNS Gas to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. An equity investment of $6 million was made to UNS Gas by UniSource Energy on March 10, 2005. At March 31, 2005, the ratio of common equity to total capitalization for UNS Gas was 41%.

     The note purchase agreement for UNS Gas contains restrictive covenants including restrictions on dividends. According to the note purchase agreements UNS Gas may not declare or make distributions or dividends (restricted payments) on its common stock unless, (a) immediately after giving effect to such action no default or event of default would exist under its note purchase agreement and
(b) immediately after giving effect to such action, it would be permitted to incur an additional dollar of indebtedness under the debt incurrence test. It is unlikely, however, that UNS Gas will pay dividends in the next five years due to expected cash requirements for capital expenditures.

                                  UNS ELECTRIC

RESULTS OF OPERATIONS
---------------------

     UNS Electric reported net income of approximately $1 million in the first quarters of both 2005 and 2004. Similar to TEP's operations, we expect UNS Electric's operations to be seasonal in nature, with peak energy demand occurring in the summer months.

     As of March 31, 2005, UNS Electric had approximately 86,500 retail customers, a 5% increase from last year. The table below shows UNS Electric's kWh sales and revenues for the first quarters of 2005 and 2004.

                                                    SALES                               REVENUE
  THREE MONTHS ENDED MARCH 31,             2005               2004               2005             2004
  ---------------------------------- ------------------------------------- ----------------------------------
                                             - Millions of kWh -                - Millions of Dollars -
  ELECTRIC RETAIL SALES:
     Residential                             152               153              $   16           $   16
     Commercial                              122               120                  12               12
     Industrial                               42                43                   3                3
     Other                                     1                 1                   -                -
  ---------------------------------- ----------------- ------------------- ---------------- -----------------
  TOTAL ELECTRIC RETAIL SALES                317               317              $   31           $   31
  ================================== ================= =================== ================ =================


     Retail kWh sales and revenues were unchanged in the first quarter of 2005 compared with the same period last year. Mild winter weather offset the growth in retail customers.

     The table below provides summary financial information for UNS Electric.

     THREE MONTHS ENDED MARCH 31,                        2005             2004
     ---------------------------------------------- ---------------------------
                                                     - Millions of Dollars -
     Electric Revenues                                  $  31         $   31
     Other Revenues                                         1              -
     ---------------------------------------------- ------------ --------------
          Total Operating Revenues                         32             31
     ---------------------------------------------- ------------ --------------
     Purchased Energy Expense                              21             21
     ---------------------------------------------- ------------ --------------
     Other Operations and Maintenance Expense               6              5
     Depreciation and Amortization                          2              2
     Taxes other than Income Taxes                          1              1
     ---------------------------------------------- ------------ --------------
          Total Other Operating Expenses                    9              8
     ---------------------------------------------- ------------ --------------

               Operating Income                             2              2
     ---------------------------------------------- ------------ --------------

     Total Interest Expense                                 1              1
     Income Tax Expense                                     -              -
     ---------------------------------------------- ------------ --------------
                NET INCOME                              $   1         $    1
     ============================================== ============ ==============


FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

  COMPETITION

     As required by the ACC order approving UniSource Energy's acquisition of the Citizens' Arizona gas and electric assets, on November 3, 2003, UNS Electric filed with the ACC a plan to open its service territories to retail competition by December 31, 2003. The plan addresses all aspects of implementation. It includes UNS Electric's unbundled distribution tariffs for both standard offer customers and customers that choose competitive retail access, as well as Direct Access and Settlement Fee schedules. UNS Electric's direct access rates for both transmission and ancillary services will be based upon its FERC Open Access Transmission Tariff. The plan is subject to review and approval by the ACC. As a result of the court decisions concerning the ACC's Retail Electric Competition Rules, we are unable to predict when and how the ACC will address this plan. See Tucson Electric Power Company, Factors Affecting Results of Operations, Competition, above for information regarding the recent Arizona Court of Appeals decision.

  RATES AND REGULATION

     ENERGY COST ADJUSTMENT MECHANISM

     UNS Electric's retail rates include a PPFAC, which allows for a separate surcharge or surcredit to the base rate for delivered purchased power to collect or return under or over recovery of costs. The ACC has approved a PPFAC surcharge of $0.01825 per kWh to recover the cost of the current full-requirements power supply agreement with PWCC. UNS Electric is required to enter into negotiations with PWCC to potentially reduce the cost of this purchased power contract; 90% of any savings from the negotiations is to be passed on to UNS Electric rate payers.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     UNS Electric's capital requirements consist primarily of capital expenditures. In the first three months of 2005, capital expenditures were $5 million. During 2005, UNS Electric expects to generate sufficient internal cash flows to fund its operating activities and a portion of its construction expenditures. Remaining cash needed for construction expenditures is expected to be obtained through a combination of the equity investment from UniSource Energy and borrowings under a revolving credit facility that was established in April 2005.

     On March 10, 2005, UniSource Energy contributed an additional $4 million in equity to UNS Electric.

     The table below provides summary information for operating cash flow and capital expenditures for the first quarters of 2005 and 2004.

     THREE MONTHS ENDED MARCH 31,                    2005            2004
     ------------------------------------------ -------------------------------
                                                   - Millions of Dollars -
     Net Cash Flows - Operating Activities            $ 7             $ 5
     Capital Expenditures                               5               4
     ------------------------------------------ ---------------- --------------


     UNS Gas/UNS Electric Revolver
     -----------------------------

     See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for description of UNS Electric's unsecured revolving credit agreement.

     Senior Unsecured Notes
     ----------------------

     On August 11, 2003, UNS Electric issued $60 million of aggregate principal amount of 7.61% senior unsecured notes due in 2008. Proceeds from the note issuance were paid to Citizens to purchase the Arizona electric system assets. The notes are guaranteed by UES.

     The note purchase agreement for UNS Electric contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, incurrence of indebtedness, and minimum net worth. Consolidated Net Worth, as defined by the note purchase agreement for UNS Electric, is approximately equal to the balance sheet line item, Common Stock Equity. The table below outlines the actual and required minimum net worth levels of UES and UNS Electric at March 31, 2005.

                                 REQUIRED MINIMUM
            COMPANY                  NET WORTH                ACTUAL NET WORTH
     ----------------------- ---------------------------------------------------
                                             - Millions of Dollars -
     UES                             $    50                       $  114
     UNS Electric                         26                           45
     ----------------------- --------------------------- -----------------------


     The incurrence of indebtedness covenant requires UNS Electric to meet certain tests before additional indebtedness may be incurred. These tests include:

     o A ratio of Consolidated Long-Term Debt to Consolidated Total Capitalization of no greater than 0.65 to 1.00.

     o An Interest Coverage Ratio (a measure of cash flow to cover interest expense) of at least 2.50 to 1.00.

     However, UNS Electric may, without meeting these tests, refinance indebtedness and incur short-term debt in an amount not to exceed $5 million. UNS Electric may not declare or make distributions or dividends (restricted payments) on its common stock unless (a) immediately after giving effect to such action no default or event of default would exist under its note purchase agreement and (b) immediately after giving effect to such action, it would be permitted to incur an additional dollar of indebtedness under the debt incurrence test. As of March 31, 2005, UNS Electric was in compliance with the terms of the note purchase agreement.

     The senior unsecured notes may become due earlier than the maturity date upon the occurrence and continuance of an event of default under the note purchase agreement. Events of default under the note purchase agreement include: failure to make payments required by the note purchase agreement; certain events of bankruptcy or similar liquidation or reorganization proceedings; and a change of control of UES or UNS Electric.

     In addition, an event of default may occur in the following situations: UNS Electric, UES or UNS Gas defaults on any payments required of certain indebtedness in an aggregate principal amount of at least $4 million; any such indebtedness becomes due or is called for payment prior to its scheduled payment date; or if there is a default in the compliance with the other terms of such indebtedness and, as a result of such default, such indebtedness has become due and payable, prior to its scheduled payment date.

  DIVIDENDS ON COMMON STOCK

     The Citizens Settlement Agreement, as approved by the ACC, limits dividends payable by UNS Electric to 75% of earnings until the ratio of common equity to total capitalization reaches 40%. A $4 million equity investment from UniSource Energy to UNS Electric was made on March 10, 2005. At March 31, 2005, the ratio of common equity to total capitalization for UNS Electric was 43%.

     The note purchase agreement for UNS Electric contains restrictive covenants including restrictions on dividends. According to the note purchase agreements UNS Electric may not declare or make distributions or dividends (restricted payments) on its common stock unless, (a) immediately after giving effect to such action no default or event of default would exist under its note purchase agreement and (b) immediately after giving effect to such action, it would be permitted to incur an additional dollar of indebtedness under the debt incurrence test. It is unlikely, however, that UNS Electric will pay dividends in the next five years due to expected cash requirements for capital expenditures.


                            GLOBAL SOLAR ENERGY, INC.

RESULTS OF OPERATIONS
---------------------

     UniSource Energy accounts for Global Solar under the consolidation method and recognizes 100% of Global Solar's losses. Global Solar recognizes expense when funding is used for research, development and administrative costs. The table below provides a breakdown of the net losses recorded by Global Solar:

  THREE MONTHS ENDED MARCH 31,                                2005           2004
  ------------------------------------------------------- ----------------------------
                                                            - Millions of Dollars -
  Global Solar
     Other Revenues                                         $   -          $   1
     Research & Development Contract Expenses & Losses          -             (1)
     Depreciation & Amortization Expense                       (1)            (1)
     Administrative & Other Costs                              (2)            (1)
     Income Tax Benefits                                        1              1
  ------------------------------------------------------- -------------- -------------
  Total Global Solar Net Loss                               $  (2)         $  (1)
  ======================================================= ============== =============


  GLOBAL SOLAR COMMITMENTS

     It is our intention for UniSource Energy to cease additional funding of Global Solar. To that end, Millennium plans to seek additional investors for Global Solar, or sell all or part of its interest, or a combination of both, to preserve the value of Global Solar. We anticipate that any operating and capital funding required to maintain Global Solar in the interim will be provided only out of existing Millennium cash or cash returns from Millennium investments. We believe such cash and returns will be adequate for that purpose and to fund Millennium's remaining commitments to Global Solar. Millennium has been authorized to fund up to an additional $5 million for capital expenditures and operations at Global Solar. Millennium funded $1.3 million of this commitment during the first quarter of 2005. Global Solar has $1 million in commitments to incur future expenses related to government contracts.

                                      OTHER

RESULTS OF OPERATIONS
---------------------

     Other non-reportable segments consist of UniSource Energy parent company expenses, which includes interest expense related to the convertible note offering as previously discussed, income and losses from other Millennium investments, and income and losses from UED. UniSource Energy parent company expenses include interest on the convertible notes and interest expense (net of tax) on a note payable from UniSource Energy to TEP. The note payable was repaid in March 2005.

     The table below summarizes the income and losses for the Other non-reportable segments:

  THREE MONTHS ENDED MARCH 31,                2005            2004
  --------------------------------------- ------------------------------
                                             - Millions of Dollars -

  Other Millennium Investments                $  (1)        $     3
  UniSource Energy Parent Company                (1)             (2)
  --------------------------------------- -------------- ---------------
       Total Other                            $  (2)        $     1
  ======================================= ============== ===============


     OTHER MILLENNIUM INVESTMENTS

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

     Results from Other Millennium Investments for the three months ended March 31, 2005 include after-tax losses of less than $1 million each from several of Millennium's other investments.

     Results from Other Millennium Investments for the three months ended March 31, 2004 include after-tax gains of $3 million from Haddington and $1 million from MicroSat. These gains were partially offset by after-tax losses of less than $1 million each from several of Millennium's other investments.

     CONSOLIDATED MILLENNIUM INVESTMENTS AND COMMITMENTS

     Millennium funded $1.5 million in debt commitments to Infinite Power Solutions, Inc. (IPS) during 2004, and Dow Corning Enterprises, Inc. (DCEI) also funded its $1 million commitment. Pursuant to the terms of amended promissory notes with IPS, Millennium and DCEI have the right to convert at any time the outstanding debt amounts to equity ownership. DCEI holds warrants to purchase additional preferred shares of IPS that if exercised, could result in Millennium's ownership of IPS being reduced to as low as 59%. Millennium and DCEI are continuing to evaluate the ongoing viability of IPS. In the event the operations of IPS are discontinued, Millennium would recognize an after-tax loss of less than $1 million.

     In April 2005, Millennium, through Advanced Energy Technologies, Inc., entered into a transaction with SpringWorks, LLC (SpringWorks) (the investment arm of Petters Group Worldwide, LLC), Symmorphix, Inc. (Symmorphix) (a subsidiary of SpringWorks), DCEI, and IPS that included the formation of a new Delaware corporation, Battco, Inc. (Battco), intended to carry on the current business of IPS. As its contribution to the transaction, IPS transferred substantially all of its assets to Battco in exchange for five million shares of Battco common stock. Symmorphix contributed a royalty-free license to its technologies and will provide Battco with development work and equipment at discounted rates, also in exchange for five million shares of Battco common stock. The transaction further contemplates that SpringWorks, Millennium and DCEI will contribute a combined total of approximately $9 million to a subsequent round of Battco preferred stock financing, contingent on the close of the preferred financing. Battco expects to raise up to $25 million in preferred stock financing, $16 million of which will be from additional investors. Millennium committed to fund $3.3 million of the $9 million, of which $0.4 million has already been funded as a secured convertible loan, which is intended to be converted to shares of Battco preferred stock at the close of the $25 million financing. The remainder of the preferred stock financing will come from outside investors.

     MEG is in the process of winding down its activities and does not expect to engage in any new activities after 2005. Millennium is in the process of selling its remaining interest in Nations Energy Corporation (Nations Energy). Millennium's remaining commitments for other Millennium investments are $4 million to Haddington and $3 million to Valley Ventures.

     It is our intention for UniSource Energy to cease making capital contributions to Millennium. We anticipate that the funding required to fund Millennium's remaining commitments will be provided only out of existing Millennium cash or cash returns from Millennium investments. We believe such cash and returns will be adequate for that purpose and to fund Millennium's remaining commitments.

CRITICAL ACCOUNTING ESTIMATES
-----------------------------

     In preparing financial statements under Generally Accepted Accounting Principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. UniSource Energy and TEP consider Critical Accounting Estimates to be those that could result in materially different financial statement results if our assumptions regarding application of accounting principles were different. UniSource Energy and TEP describe their Critical Accounting Estimates below. Other significant accounting policies and recently issued accounting standards are discussed in the 2004 Annual Report on Form 10-K, Note 1 of Notes to Consolidated Financial Statements - Nature of Operations and Summary of Significant Accounting Estimates.

  ACCOUNTING FOR RATE REGULATION

     TEP, UNS Gas and UNS Electric generally use the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting TEP, UNS Gas and UNS Electric's retail rates, the ACC may not allow TEP, UNS Gas or UNS Electric to currently charge their customers to recover certain expenses, but instead may require that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP, UNS Gas and UNS Electric defer these items and show them as regulatory assets on the balance sheet until TEP, UNS Gas and UNS Electric are allowed to charge their customers. TEP, UNS Gas and UNS Electric then amortize these items as expense to the income statement as these charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

     The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:

     o    an independent regulator sets rates;
     o the regulator sets the rates to recover specific costs of delivering service; and
     o the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

     TEP

     In November 1999, upon approval by the ACC of the TEP Settlement Agreement relating to recovery of TEP's transition costs and standard retail rates, TEP discontinued application of FAS 71 to its generation operations. TEP's transmission and distribution regulatory assets, net of regulatory liabilities, totaled $213 million at March 31, 2005, $24 million of which is not presently included in the rate base and consequently is not earning a return on investment. TEP's transmission and distribution regulatory assets, net of regulatory liabilities, totaled $225 million at December 31, 2004.

     TEP continues to apply FAS 71 to its regulated operations, which include the transmission and distribution portions of its business. TEP regularly assesses whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at March 31, 2005, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of approximately $129 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

     UNS GAS AND UNS ELECTRIC

     UNS Gas and UNS Electric's regulatory liabilities, net of regulatory assets, collectively totaled $5 million at March 31, 2005 and $4 million at December 31, 2004. UNS Gas and UNS Electric's regulatory assets and liabilities are included in rate base and consequently are earning a return on investment. If UNS Gas and UNS Electric stopped applying FAS 71 to their regulated operations, they would write off the related balances of regulatory assets as an expense and regulatory liabilities as income on their income statements. Based on the balances of regulatory liabilities and assets at March 31, 2005, if UNS Gas and UNS Electric had stopped applying FAS 71 to their regulated operations, they would have collectively recorded an extraordinary after-tax gain of $3 million. UNS Gas and UNS Electric's cash flows would not be affected if they stopped applying FAS 71 unless a regulatory order limited their ability to recover the cost of their regulatory assets.

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

     On November 12, 2004, TEP, Phelps Dodge Energy Services, LLC and PNM Resources, Inc. each purchased from Duke Energy North America, LLC a one-third interest in a limited liability company which owns the partially constructed natural gas-fired Luna Energy Facility (Luna) in southern New Mexico. Luna is designed as a 570-MW combined cycle plant and is expected to be operational by the summer of 2006. The new owners assumed asset retirement obligations to remove certain piping and evaporation ponds and to restore the ground to its original condition. TEP has estimated its share to settle the obligations will be approximately $2 million at the date of retirement.

     TEP has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, TEP is not recognizing the costs of final removal of the transmission and distribution lines in the financial statements. As of March 31, 2005, TEP had accrued $69 million for the net cost of removal for the interim retirements from its transmission, distribution and general plant. As of December 31, 2004, TEP had accrued $67 million for these removal costs. The amount is recorded as a regulatory liability.

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

     UES

     UES has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. UES operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, UES is not recognizing the cost of final removal of the transmission and distribution lines in the financial statements. UES had accrued $2 million as of March 31, 2005 and as of December 31, 2004, for the net cost of removal for interim retirements from its transmission, distribution and general plant. The amount is recorded as a regulatory liability.

  PENSION AND OTHER POST RETIREMENT BENEFIT PLAN ASSUMPTIONS

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

     TEP

     TEP discounted its future pension plan obligations at December 31, 2004 using rates of 6.1% for its Salaried and Union Plans and 6.0% for its Excess Benefit Plan. The discount rate used at December 31, 2003 was 6.25% for all plans. TEP discounted its other postretirement plan obligations using a rate of 5.9% at December 31, 2004, compared with 5.5% at December 31, 2003. TEP determines the discount rate annually based on the rates currently available on high-quality, long-term bonds. TEP looks to bonds that receive one of the two highest ratings given by a recognized rating agency whose future cash flows match the timing and amount of expected future benefit payments.

     The pension liability and future pension expense both increase as the discount rate is reduced. A decrease in the discount rate results in an increase in the Projected Benefit Obligation (PBO) and the service cost component of pension expense. Additionally, the recognized actuarial loss is significantly impacted by a reduction in the discount rate. Since the PBO increases with the decrease in discount rate, the obligation is that much larger than would normally occur due to normal growth of the plan. This leads to an actuarial loss (or a greater actuarial loss than would occur in the absence of the discount rate change), which is amortized over future periods leading to a greater expense. The resulting change in the interest cost component of pension expense is dependent on the effect that the change in the discount rate has on the PBO and will vary based on employee demographics. The effect of the lower rate used to calculate the interest cost is offset to some degree by a larger obligation. The relative magnitude of these two changes determines whether interest cost will increase or decrease. For TEP's pension plans, a 25 basis point decrease in the discount rate would increase the accumulated benefit obligation (ABO) by approximately $5 million and the related plan expense for 2005 by approximately $1 million. A similar increase in the discount rate would decrease the ABO by approximately $5 million and the related plan expense for 2005 by approximately $1 million. For TEP's plan for other postretirement benefits, a 25 basis point change in the discount rate would increase or decrease the accumulated postretirement benefit obligation (APBO) by approximately $2 million. A 25 basis point change in the discount rate would not have a significant impact on the related plan expense for 2005.

     TEP calculates the market-related value of plan assets using the fair value of plan assets on the measurement date. TEP assumed that its plans' assets would generate a long-term rate of return of 8.5% at December 31, 2004 and 8.75% at December 31, 2003. In establishing its assumption as to the expected return on plan assets, TEP reviews the plans' asset allocation and develops return assumptions for each asset class based on advice from an investment consultant and the plans' actuary that includes both historical performance analysis and forward looking views of the financial markets. Pension expense increases as the expected rate of return on plan assets decreases. A 25 basis point change in the expected return on plan assets would not have a significant impact on pension expense for 2005.

     TEP used an initial health care cost trend rate of 11.0% in valuing its postretirement benefit obligation at December 31, 2004. This rate reflects both market conditions and the plan's experience. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% increase in assumed health care cost trend rates would increase the postretirement benefit obligation by approximately $5 million and the related plan expense by approximately $1 million. A similar decrease in assumed health care cost trend rates would decrease the postretirement benefit obligation by approximately $4 million and the related plan expense by less than $1 million.

     TEP recorded a minimum pension liability in Other Comprehensive Income of approximately $20 million at December 31, 2004, compared with $3 million at December 31, 2003. This increase resulted primarily from changes in actuarial assumptions including revised retirements rates, updated mortality rates and a reduction in the assumed discount rate.

     Based on the above assumptions, TEP will record pension expense of approximately $10 million and other postretirement benefit expense of $7 million ratably throughout 2005. TEP will make required pension plan contributions of $6 million in 2005. TEP's other postretirement benefit plan is not funded. TEP expects to make benefit payments to retirees under the postretirement benefit plan of approximately $3 million in 2005.

     UNS GAS AND UNS ELECTRIC

     Concurrent with the acquisition of the Arizona gas and electric system assets from Citizens on August 11, 2003, UES established a pension plan for substantially all employees of UNS Gas and UNS Electric. UES did not assume the pension obligation for employees' years of service with Citizens.

     UES discounted its future pension plan obligations using a rate of 6.1% at December 31, 2004 and 6.25% at December 31, 2003. For UES' pension plan, a 25 basis point change in the discount rate would have minimal effect on either the ABO or the related pension expense. UES recorded a minimum pension liability and an offsetting Intangible Asset of less than $1 million at December 31, 2004 and approximately $1 million at December 31, 2003. UES will record pension expense of $1 million in 2005. UES will make a pension plan contribution of $1 million in 2005.

     On the acquisition date, UES assumed the obligation to provide postretirement benefits for a small population of former Citizens employees, both active and retired. The plan is not funded. UES discounted its other postretirement plan obligations using a rate of 5.9% at December 31, 2004, compared with 5.5% at December 31, 2003. Postretirement medical benefit expenses are insignificant to UES' operations.

  ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND
  HEDGING ACTIVITIES

     A derivative financial instrument or other contract derives its value from another investment or designated benchmark. TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. In general, TEP enters into forward purchase contracts when market conditions provide the opportunity to purchase energy for its load at prices that are below the marginal cost of its supply resources or to supplement its own resources (e.g., during plant outages and summer peaking periods). TEP enters into forward sales contracts when it forecasts that it has excess supply and the market price of energy exceeds its marginal cost. The majority of TEP's forward contracts are considered to be normal purchases and sales and, therefore, are not required to be marked to market. However, some of these forward contracts are considered to be derivatives, which TEP marks to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

     TEP has a natural gas supply agreement under which it purchases all of its gas requirements at spot market prices from Southwest Gas Corporation (SWG). TEP also has agreements to purchase power that are priced using spot market gas prices. These contracts meet the definition of normal purchases and are not required to be marked to market. During 2004 and early 2005, in an effort to minimize price risk on these purchases, TEP entered into commodity price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices. The spot market price in the swap agreements is tied to the same index as the purchases under the SWG and purchased power contracts. These swap agreements, which expire during the summer months through 2007, were entered into with the goal of locking in fixed prices on at least 45% and not more than 80% of TEP's expected summer monthly gas risk prior to entering into the month. The swap agreements are marked to market on a monthly basis; however, since the agreements satisfy the requirements for cash flow hedge accounting, the unrealized gains and losses are recorded in Other Comprehensive Income, a component of Common Stock Equity, rather than being reflected in the income statement. As the gains and losses on these cash flow hedges are realized, a reclassification adjustment is recorded in Other Comprehensive Income for realized gains and losses that are included in Net Income.

     TEP manages the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty.

     UNS Gas and UNS Electric do not currently have any contracts that are required to be marked to market. UNS Gas does have a natural gas supply and management agreement under which it purchases substantially all of its gas requirements at market prices from BP Energy Company (BP). However, the contract terms allow UNS Gas to lock in fixed prices on a portion of its gas purchases by entering into fixed price forward contracts with BP at various times during the year. This enables UNS Gas to provide more stable prices to its customers. These purchases are made up to three years in advance with the goal of locking in fixed prices on at least 45% and not more than 80% of the expected monthly gas consumption prior to entering into the month. These forward contracts, as well as the main gas supply contract, meet the definition of normal purchases and therefore are not required to be marked to market.

     MEG, a wholly-owned subsidiary of Millennium, enters into swap agreements, options and forward contracts relating to Emissions Allowances and coal. MEG marks its trading contracts to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month. In accordance with UniSource Energy's intention to cease making capital contributions to Millennium, Millennium has significantly reduced the holdings and activity of MEG. MEG is in the process of winding down its activities and will not engage in any new activities after 2005.

     The market prices used to determine fair values for TEP and MEG's derivative instruments at March 31, 2005 are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. For TEP's forward power contracts, a 10% decrease in market prices would result in a decrease in unrealized gains of less than $1 million, while a 10% increase in market prices would result in an increase in unrealized gains of less than $1 million. For TEP's gas swap agreements, a 10% decrease in market prices would result in a $4 million decrease in unrealized gains reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $4 million increase in unrealized gains reported in Other Comprehensive Income. For MEG's remaining trading contracts, a 10% decrease in market prices would result in an increase in unrealized losses of less than $1 million, while a 10% increase in market prices would result in a decrease in unrealized losses of less than $1 million.

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

     See Market Risks - Commodity Price Risk in Item 3.

  UNBILLED REVENUE - TEP, UNS GAS AND UNS ELECTRIC

     TEP's, UNS Gas's and UNS Electric's retail revenues include an estimate of MWhs/therms delivered but unbilled at the end of each period. Unbilled revenues are dependent upon a number of factors that require management's judgment including estimates of retail sales and customer usage patterns. The unbilled revenue is estimated by comparing the estimated MWhs/therms delivered to the MWhs/therms billed to TEP, UNS Gas and UNS Electric retail customers. The excess of estimated MWhs/therms delivered over MWhs/therms billed is then allocated to the retail customer classes based on estimated usage by each customer class. TEP, UNS Gas and UNS Electric then record revenue for each customer class based on the various bill rates for each customer class. Due to the seasonal fluctuations of TEP's actual load, the unbilled revenue amount increases during the spring and summer months and decreases during the fall and winter months. The unbilled revenue amount for UNS Gas sales increases during the fall and winter months and decreases during the spring and summer months, whereas, the unbilled revenue amount for UNS Electric sales increases during the spring and summer months and decreases during the fall and winter months.

  PLANT ASSET DEPRECIABLE LIVES - TEP, UNS GAS AND UNS ELECTRIC

     We calculate depreciation expense based on our estimate of the useful lives of our plant assets. The estimated useful lives, and resulting depreciation rates used to calculate depreciation expense for the transmission and distribution businesses of TEP, UNS Gas and UNS Electric have been approved by the ACC in prior rate decisions. Depreciation rates for transmission and distribution cannot be changed without ACC approval.

     The estimated remaining useful lives of TEP's generating facilities are based on management's best estimate of the economic life of the units. These estimates are based on engineering estimates, economic analysis, and statistical analysis of TEP's past experience in maintaining the stations. For 2004, depreciation expense related to generation assets was $35 million, and our generation assets are currently depreciated over periods ranging from 23 to 70 years from the original in-service dates.

     During the first quarter of 2004, TEP engaged an independent third party to review the economic estimated useful lives of its owned generating assets in Springerville, Arizona. TEP then hired a different independent third party to perform a depreciation study for its generation assets, taking into consideration the newly determined economic useful life for the Springerville assets, and changes in generation plant life information used by the operators and other participants of the joint power plants in which TEP participates. As a result of these analyses, TEP lengthened the useful lives of various generation assets for periods ranging from 11 to 22 years in July 2004. Consequently, depreciation rates and the corresponding depreciation expense have been revised prospectively to reflect the life extensions. The annual impact of these changes in depreciation rates is a reduction in depreciation expense of $9 million. A study is currently underway by the operating agent of the San Juan Generating Station to determine whether San Juan's economic useful life has changed from previous estimates. If the economic life of San Juan is extended by ten years, TEP's annual depreciation expense would decrease by an additional $4 million.

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

     At March 31, 2005 and December 31, 2004, UniSource Energy and TEP had a valuation allowance of $8 million relating to net operating loss (NOL) and investment tax credit (ITC) carryforward amounts.

     Of the $8 million valuation allowance balance at March 31, 2005 and December 31, 2004, $7 million relates to losses generated by the Millennium entities. In the future, if UniSource Energy and the Millennium entities determine that all or a portion of the losses may be used on tax returns, then UniSource Energy and the Millennium entities would reduce the valuation allowance and recognize a tax benefit of up to $7 million. The primary factor that could cause the Millennium entities to recognize a tax benefit would be a change in expected future taxable income.

     The remaining $1 million of valuation allowance balance at March 31, 2005 and December 31, 2004, relates to ITC carryforwards at TEP which may not be utilized on tax returns prior to their expiration. If in the future UniSource Energy and TEP determine that it is probable that TEP will not use all or a portion of additional ITC carryforward amounts, then UniSource Energy and TEP would record additional valuation allowance and recognize tax expense. The primary factor that could cause TEP to record additional valuation allowance would be a change in expected future taxable income.

     As of March 31, 2005 and December 31, 2004, UniSource Energy's deferred income tax assets include $14 million related to unregulated investment losses of Millennium. TEP's deferred income tax assets include $1 million related to TEP's unregulated investment losses. These losses have not been reflected on UniSource Energy's consolidated income tax returns. If UniSource Energy is unable to recognize such losses through its consolidated income tax return in the foreseeable future, UniSource Energy and TEP would be required to write off these deferred tax assets. Millennium intends to restructure its ownership in two of these investments, Infinite Power Solutions (IPS) and Corporacion Panama de Energia S.A. (Copesa), in 2005. As a result of these actions, UniSource Energy expects to liquidate IPS for tax purposes and dispose of its stock interest in Copesa, both resulting in taxable losses that will be reflected on UniSource Energy's consolidated income tax return. If these actions, or other actions resulting in the recognition of the losses for tax purposes, do not occur, UniSource Energy would be required to eliminate the deferred tax assets and recognize additional tax expense of $9 million.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     The FASB recently issued the following Statements of Financial Accounting Standards (FAS), FASB Interpretations (FIN), and FASB Staff Positions (FSP):

     o FIN 47, Accounting for Conditional Asset Retirement Obligations, issued March 2005, provides guidance for a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 requires a liability be recognized for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is required to be applied by December 31, 2005. We are evaluating the impact on our financial position and results of operations of the adoption of FIN 47.
     o FSP FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, issued March 2005, addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. The guidance in FSP FIN 46(R)-5 was effective April 1, 2005, and did not have a significant impact on our financial statements.
     o FAS 153, Exchanges of Nonmonetary Assets, issued December 2004, requires nonmonetary exchanges be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for nonmonetary asset exchange transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS 153 is not expected to have a significant impact on our financial statements.
     o FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, issued in December 2004, provides guidance on the application of FAS 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction, beginning in 2005, on qualified production activities, including a company's electric generation activities. Under FSP FAS 109-1, recognition of the tax deduction on qualified production activities is ordinarily reported in the year it is earned. FSP FAS 109-1 did not have a significant impact on our financial statements in the first quarter. We are evaluating the impact of FSP FAS 109-1 on our financial position and results of operations for the remainder of the year.
     o FAS 151, Inventory Costs, issued November 2004, is an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing. FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. FAS 151 also requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 is not expected to have a significant impact on our financial statements.

In June 2004, the EITF published Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides application guidance on impairment of securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments and requires certain quantitative and qualitative disclosures for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements are effective for reporting periods ending after December 31, 2003. The FASB issued FSP EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in September 2004 delaying the effective date of the application guidance on impairment of securities until the final issuance of FSP EITF Issue 03-1-a. As of May 9, 2005, a final FSP EITF Issue 03-1-a has not been issued. The adoption of EITF 03-1 is not expected to have a significant impact on our financial statements.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. UniSource Energy and TEP are including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or for UniSource Energy or TEP in this Quarterly Report on Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not statements of historical facts. Forward-looking statements may be identified by the use of words such as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of UniSource Energy or TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, UniSource Energy and TEP disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

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

     11. Market conditions and technological changes affecting our unregulated businesses.

     12. Unanticipated changes in future liabilities relating to employee benefit plans due to changes in market values of retirement plan assets and health care costs.

     13.  The outcome of any ongoing or future litigation.

     14. Ability to obtain financing through debt and/or equity issuance, which can be affected by various factors, including interest rate fluctuations and capital market conditions.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The information contained in this Item updates, and should be read in conjunction with, information included in Part II, Item 7A in UniSource Energy and TEP's Annual Report on Form 10-K for the year ended December 31, 2004, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Items 1 and 2 of this Form 10-Q.

     We are exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results. The market risks resulting from changes in interest rates and returns on marketable securities have not changed materially from the market risks reported in the 2004 Annual Report on Form 10-K. For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements, above.

     RISK MANAGEMENT COMMITTEE

     We have a Risk Management Committee responsible for the oversight commodity price risk and credit risk related to the wholesale energy marketing activities of TEP, the emissions and coal trading activities of MEG, and the fuel and power procurement activities at TEP and UES. Our Risk Management Committee, which meets on a quarterly basis and as needed, consists of officers from the finance, accounting, legal, wholesale marketing, transmission and distribution operations, and the generation operations departments of UniSource Energy. To limit TEP's, UES' and MEG's exposure to commodity price risk, the Risk Management Committee sets trading and hedging policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP's, UES' and MEG's exposure to credit risk, the Risk Management Committee reviews counterparty credit exposure, as well as credit policies and limits.

     COMMODITY PRICE RISK

     We are exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas, coal and Emission Allowances.

     TEP

     To manage its exposure to energy price risk, TEP enters into forward contracts to buy or sell energy at a specified price and future delivery period. Generally, TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified market approach to provide a balance between long-term, mid-term and spot energy sales. TEP generally enters into forward purchases during its summer peaking period to ensure it can meet its load and reserve requirements and account for other contracts and resource contingencies. TEP also enters into limited forward purchases and sales to optimize its resource portfolio and take advantage of locational differences in price. These positions are managed on both a volumetric and dollar basis and are closely monitored using risk management policies and procedures overseen by the Risk Management Committee. For example, the risk management policies provide that TEP should not take a short position in the third quarter and must have owned generation backing up all forward sales positions at the time the sale is made. TEP's risk management policies also restrict entering into forward positions with maturities extending beyond the end of the next calendar year.

     The majority of TEP's forward contracts are considered to be "normal purchases and sales" of electric energy and are not considered to be derivatives under FAS 133. TEP records revenues on its "normal sales" and expenses on its "normal purchases" in the period in which the energy is delivered. From time to time, however, TEP enters into forward contracts that meet the definition of a derivative under FAS 133. When TEP has derivative forward contracts, it marks them to market on a daily basis using actively quoted prices obtained from brokers for power traded over-the-counter at Palo Verde and at other southwestern U.S. trading hubs. TEP believes that these broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of TEP's positions, because of the short-term nature of TEP's positions, as limited by risk management policies, and the liquidity in the short-term market. As of March 31, 2005, all of TEP's derivative forward contracts were for settlement within 6 months. To adjust the value of its derivative forward contracts to fair value on its income statement, TEP recorded net unrealized gains of $0.4 million and $0.2 million on its income statements for the three month periods ended March 31, 2005 and 2004, respectively.

     TEP is also subject to commodity price risk from changes in the price of natural gas. TEP typically uses generation from its facilities fueled by natural gas and purchased power, in addition to energy from its coal-fired facilities, to meet the summer peak demands of its retail customers and to meet local reliability needs. Some of these purchased power contracts are price indexed to natural gas prices. Short-term and spot power purchase prices are also closely correlated to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel, gas-indexed purchase power and spot market purchases with fixed price contracts for a maximum of three years. TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.

     In 2004, the average price of natural gas was $5.44 per MMBtu, or 11% higher than 2003, due to low gas storage levels and reductions in gas production. The increase in the regional supply of gas-generated energy and the completion of a 500-kV transmission connection, in May 2003, however, allowed TEP to limit its use of its less efficient gas generation units in favor of more economical purchases of energy in the wholesale market. TEP's generation output fueled by natural gas was approximately 427,000 MWh, or 4% of total generation and purchased power in 2004. During 2004, TEP purchased a total of 1,400,000 MWh of energy, or 11% of total generation and purchased power, of which approximately 175,000 MWh were from gas-index priced energy under long-term purchased power contracts with the remainder being from short-term and spot power markets.

     In the first three months of 2005, the average price of natural gas was $5.55 per MMBtu, or 11% higher than the same period in 2004. TEP's generation output fueled by natural gas was approximately 56,000 MWh, or 2% of total generation and purchased power in the first quarter of 2005. During the first quarter of 2005, TEP purchased a total of 268,000 MWh of energy, or 10% of total generation and purchased power, of which approximately 29,100 MWh were from gas-index priced energy under long-term purchased power contracts, with the remainder being from short-term and spot power markets.

     In January 2005, TEP entered into a purchased power agreement with Panda Gila River. TEP will purchase 50 MW of firm energy during June through September 2005.

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

     MEG

     During the fourth quarter of 2001, MEG began managing and trading Emission Allowances, coal and related instruments. We manage the market risk of this line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a 33% change in price or volatility. We closely monitor MEG's trading activities, which include swap agreements, options and forward contracts, using risk management policies and procedures overseen by the Risk Management Committee. MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2007. As of March 31, 2005 and December 31, 2004, the fair value of MEG's trading assets combined with Emission Allowances it holds in escrow was $56.4 million and $76.5 million, respectively. The fair value of MEG's trading liabilities was $51 million at March 31, 2005 and $65 million at December 31, 2004. For the three months ended March 31, 2005, MEG reflected a $2.2 million unrealized loss and $2.5 million realized gain on its income statement, compared with an unrealized gain of $1.6 million and a realized loss of $1.4 million for the three months ended March 31, 2004.

                                                              Unrealized Gain (Loss) of MEG's Trading Activities
                                                                            - Millions of Dollars -
                                                      Maturity 0 - 6    Maturity 6 - 12   Maturity over        Total
Source of Fair Value At March 31, 2005                    months            months            1 yr.       Unrealized Gain
                                                                                                               (Loss)
---------------------------------------------------- ----------------- ------------------ --------------- -----------------
Prices actively quoted                                   $   (6.0)        $     -           $      -        $     (6.0)
Prices based on models and other valuation methods            0.1               -                5.4               5.5
---------------------------------------------------- ----------------- ------------------ --------------- -----------------
Total                                                    $   (5.9)        $     -           $    5.4        $     (0.5)
==================================================== ================= ================== =============== =================


     MEG is in the process of winding down its activities and does not expect to engage in any new activities after 2005.

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

     We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of March 31, 2005, TEP's total credit exposure related to its wholesale marketing activities (excluding defaulted amounts owed by the CPX, the CISO and Enron), was approximately $21 million and MEG's total credit exposure related to its trading activities was $6 million. TEP and MEG's credit exposure is diversified across approximately 16 counterparties. Approximately $3 million of exposure is to non-investment grade companies.

     UniSource Energy is also exposed to credit risk related to the sale of assets owned by Nations Energy Corporation (Nations Energy). In September 2001, Nations Energy sold its 26% equity interest in a power project located in Curacao, Netherlands Antilles to Mirant Curacao Investments, Ltd. (Mirant Curacao) a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million note receivable from Mirant Curacao. The note was recorded at its net present value of $8 million using an 8% discount rate, the discount being recognized as interest income over the five-year life of the note. As of March 31, 2005, Nations Energy's receivable from Mirant Curacao is approximately $8 million. The note is primarily included in Investments and Other Property-Other on UniSource Energy's balance sheet. The first payment of $2 million on the receivable was received in July 2004. The remaining payments on the note receivable are expected to be received as follows: $4 million in July 2005; and $5 million in July 2006. The note is guaranteed by Mirant Americas, Inc. a subsidiary of Mirant. On July 14, 2003, Mirant, Mirant Americas, Inc. and various other Mirant companies filed for Chapter 11 bankruptcy protection. Mirant Curacao was not included in the Chapter 11 filings. Based on a review of the projected cash flows for the power project, it appears Mirant Curacao will have sufficient future cash flows to pay the note receivable and any applicable interest. However, we cannot predict the ultimate outcome that Mirant's bankruptcy will have on the collectibility of the note from Mirant Curacao. Nations Energy will continue to evaluate the collectibility of the receivable, but currently expects to collect the note in its entirety and has not recorded any reserve for this note.

ITEM 4. - CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

     UniSource Energy and TEP have disclosure controls and procedures to ensure that material information recorded, processed, summarized and reported in their filings with the SEC is on an accurate and timely basis. Management of UniSource Energy and TEP, with the participation of the principal executive officer and principal financial officer of UniSource Energy and TEP, have evaluated these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based on such evaluation, the principal executive officer and principal financial officer of UniSource Energy and TEP have concluded that such disclosure controls and procedures were, as of such date, effective at ensuring that material information is recorded, processed, summarized and reported accurately and within the time periods specified by the SEC's rules and forms.

     During the fiscal quarter ending March 31, 2005, there have not been any changes in UniSource Energy or TEP's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Operations, for litigation related to ACC orders and retail competition.

     We discuss other legal proceedings in Note 6 of Notes to Consolidated Financial Statements.

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

     Duke and Reliant appealed the District Court's remand order and requested that the order be stayed pending resolution of their appeal. On December 8, 2004, the Ninth Circuit affirmed the District Court's remand and similarly denied a subsequent petition for rehearing and motion to recall the mandate. The mandate has now been issued and the case is in the process of being removed to state court. Upon remand, TEP expects to file a motion to dismiss the cross-complaint.

     TEP believes these claims are without merit and intends to vigorously contest them.

     CITY OF TACOMA

     On June 7, 2004, the City of Tacoma, Washington filed a lawsuit (City of Tacoma v. American Electric Power Services Corporation, et al. (U.S. District Ct. W. D. Wash.)) against TEP and various other electricity generators and marketers alleging that the defendants violated antitrust laws by colluding to effect the price of electricity in the Pacific Northwest from May 2000 through 2001. These claims are similar to those alleged in the antitrust cases against TEP and other wholesale electricity market participants described above in Cross-Complaints in Wholesale Electricity Antitrust Cases I and II. On September 14, 2004, the case was transferred to the United States District Court for the Southern District of California. TEP along with other defendants filed a joint motion to dismiss and the motion was granted on February 11, 2005. The City of Tacoma appealed the dismissal to the Ninth Circuit and the appeal is now pending.

     TEP believes these claims are without merit and intends to vigorously contest them.

ITEM 5. - OTHER INFORMATION
--------------------------------------------------------------------------------

TEP CREDIT AGREEMENT

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Liquidity and Capital Resources, for a description of the TEP Credit Agreement entered into on May 4, 2005.

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

ADJUSTED EBITDA AND NET CASH FLOWS FROM OPERATING ACTIVITIES

                                                  THREE MONTHS ENDED MARCH 31,

UNISOURCE ENERGY                                      2005           2004
------------------------------------------------- -----------------------------
                                                    - Millions of Dollars -
  Adjusted EBITDA                                     $  80         $  101
  Net Cash Flows from Operating Activities            $  40         $   44
------------------------------------------------- -------------- --------------

                                                  THREE MONTHS ENDED MARCH 31,

TEP                                                   2005           2004
------------------------------------------------- -----------------------------
                                                    - Millions of Dollars -
  Adjusted EBITDA                                     $  71         $   84
  Net Cash Flows from Operating Activities            $  37         $   36
------------------------------------------------- -------------- --------------



RECONCILIATION OF ADJUSTED EBITDA TO CASH FLOWS FROM OPERATIONS

                                                                    THREE MONTHS ENDED MARCH 31,

UNISOURCE ENERGY                                                        2005           2004
------------------------------------------------------------------- -------------- --------------
                                                                      - Millions of Dollars -
ADJUSTED EBITDA (1)                                                     $  80          $ 101
Amounts from the Income Statements:
  Less:  Income Taxes                                                      (2)             6
  Less:  Total Interest Expense                                            40             43
Changes in Assets and Liabilities and Other Non-Cash Items                 (2)            (8)
------------------------------------------------------------------- -------------- --------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                $  40          $  44
=================================================================== ============== ==============


                                                              THREE MONTHS ENDED MARCH 31,


TEP                                                               2005           2004
------------------------------------------------------------- -----------------------------
                                                                - Millions of Dollars -
ADJUSTED EBITDA (1)                                               $  71          $  84
Amounts from the Income Statements:
  Less:  Income Taxes                                                (2)             2
  Less:  Total Interest Expense                                      37             40
Changes in Assets and Liabilities and Other Non-Cash Items            1             (6)
------------------------------------------------------------- -------------- --------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                          $  37          $  36
============================================================= ============== ==============

(1) ADJUSTED EBITDA WAS CALCULATED AS FOLLOWS:

                                                              THREE MONTHS ENDED MARCH 31,

UNISOURCE ENERGY                                                  2005           2004
------------------------------------------------------------- -----------------------------
                                                                - Millions of Dollars -
NET INCOME                                                        $  (4)         $   6
Amounts from the Income Statements:
  Plus:  Income Taxes                                                (2)             6
  Plus:  Total Interest Expense                                      40             43
  Plus:  Depreciation and Amortization                               35             35
  Plus:  Amortization of Transition Recovery Asset                    9              9
  Plus:  Depreciation included in Fuel and Other O&M
         Expense (see Note 13 of Notes to Consolidated
         Financial Statements)                                        2              2
------------------------------------------------------------- -------------- --------------
ADJUSTED EBITDA                                                   $  80          $ 101
============================================================= ============== ==============

                                                              THREE MONTHS ENDED MARCH 31,

TEP                                                               2005           2004
------------------------------------------------------------- -----------------------------
                                                                - Millions of Dollars -
NET INCOME                                                        $  (5)         $   1
Amounts from the Income Statements:
  Plus:  Income Taxes                                                (2)             2
  Plus:  Total Interest Expense                                      37             40
  Plus:  Depreciation and Amortization                               30             30
  Plus:  Amortization of Transition Recovery Asset                    9              9
  Plus:  Depreciation included in Fuel and Other O&M
         Expense (see Note 13 of Notes to Consolidated
         Financial Statements)                                        2              2
------------------------------------------------------------- -------------- --------------
ADJUSTED EBITDA                                                   $  71          $  84
============================================================= ============== ==============


NET DEBT AND TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS - TEP
-----------------------------------------------------------

     Net Debt represents the current and non-current portions of TEP's long-term debt and capital lease obligations less investment in lease debt. We have subtracted investment in lease debt because it represents TEP's ownership of the debt component of its own capital lease obligations. Net Debt measures presented may not be comparable to similarly titled measures used by other companies. Net Debt is not a measurement presented in accordance with GAAP and we do not intend Net Debt to represent debt as defined by GAAP. You should not consider Net Debt to be an alternative to debt or any other items calculated in accordance with GAAP.

                                                                           AS OF MARCH     AS OF DECEMBER
                                                                            31, 2005          31, 2004
------------------------------------------------------------------------- -------------- -------------------
                                                                               - Millions of Dollars -
Net Debt                                                                    $  1,595          $  1,684
Total Debt and Capital Lease Obligations                                    $  1,757          $  1,855
------------------------------------------------------------------------- -------------- -------------------

RECONCILIATION OF TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS TO NET DEBT

                                                                           AS OF MARCH     AS OF DECEMBER
                                                                            31, 2005          31, 2004
------------------------------------------------------------------------- -------------- -------------------
                                                                               - Millions of Dollars -
Long-Term Debt                                                              $  1,046          $  1,098
Current Portion - Long-Term Debt                                                   -                 2
------------------------------------------------------------------------- -------------- -------------------
  TOTAL DEBT                                                                   1,046             1,100
------------------------------------------------------------------------- -------------- -------------------

Capital Lease Obligations                                                        655               701
Current Portion - Capital Lease Obligations                                       56                54
------------------------------------------------------------------------- -------------- -------------------
TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                                       1,757             1,855
------------------------------------------------------------------------- -------------- -------------------

Investment in Lease Debt                                                        (162)             (171)
------------------------------------------------------------------------- -------------- -------------------
NET DEBT                                                                    $  1,595          $  1,684
========================================================================= ============== ===================


RATIO OF EARNINGS TO FIXED CHARGES
----------------------------------

     The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:


                             3 Months Ended          12 Months Ended
                             March 31, 2005           March 31, 2005
------------------------- ---------------------- -------------------------
UniSource Energy                  0.88*                    1.37

TEP                               0.82**                   1.46

* UniSource Energy's Ratio of Earnings to Fixed Charges for the 3 months ended
March 31, 2005 is less than one-to-one coverage due to: the seasonal nature of TEP's business; losses incurred by Global Solar; and losses from other non-reportable segments. In the first quarter of 2005, TEP incurred a net loss of $5 million, Global Solar incurred a net loss of $2 million and other non-reportable segments incurred a net loss of $2 million. The amount of the deficiency needed to attain a one-to-one coverage would be $4 million.

**TEP's Ratio of Earnings to Fixed Charges for the 3 months ended March 31, 2005 is less than one-to-one coverage as a result of the seasonal nature of TEP's business. In the first quarter of 2005, TEP incurred a net loss of $5 million.
The amount of the deficiency needed to attain a one-to-one coverage would be $7 million.



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

     The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC website address is http://www.sec.gov. Interested parties may also read and copy any materials UniSource Energy or TEP file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0030.


ITEM 6. - EXHIBITS
--------------------------------------------------------------------------------

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


                                        UNISOURCE ENERGY CORPORATION
                                        ----------------------------
                                                (Registrant)


Date:  May 9, 2005                      /s/           Kevin P. Larson
                                        ----------------------------------------
                                                      Kevin P. Larson
                                                Vice President and Principal
                                                      Financial Officer



                                        TUCSON ELECTRIC POWER COMPANY
                                                (Registrant)


Date:  May 9, 2005                      /s/           Kevin P. Larson
                                        ----------------------------------------
                                                      Kevin P. Larson
                                                Vice President and Principal
                                                      Financial Officer

                                  EXHIBIT INDEX
                                  -------------


4(a)     --  TEP Credit Agreement, dated as of May 4, 2005, among TEP, the
             Lenders Party Thereto, the Issuing Banks Party Thereto,
             Union Bank of California, N.A., as Lead Arranger and
             Administrative Agent, Wells Fargo Bank, National
             Association, as Syndication Agent, and Allied Irish Banks,
             P.L.C., as Documentation Agent.

4(b)     --  Supplemental Indenture No.6, dated as of May 1, 2005, creating a series of bonds designated Second Mortgage Bonds, Collateral Series E.

12(a)    --  Computation of Ratio of Earnings to Fixed Charges -
             UniSource Energy.

12(b)    --  Computation of Ratio of Earnings to Fixed Charges - TEP.

15       --  Letter regarding unaudited interim financial information.

31(a)    --  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
             UniSource Energy, by James S. Pignatelli.

31(b)    --  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
             UniSource Energy, by Kevin P. Larson.

31(c)    --  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
             TEP, by James S. Pignatelli.

31(d)    --  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act -
             TEP, by Kevin P. Larson.

*32      --  Statements of Corporate Officers (pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002).

*Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934.