Form 10-Q
period 2005-06-30
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2005-08-09
CIK 100122, 941138

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR
            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from __________ to _______.

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

     At August 4, 2005, 34,706,932 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.

     At August 4, 2005, 32,139,555 shares of Tucson Electric Power Company's common stock, no par value, were outstanding, of which 32,139,434 shares were held by UniSource Energy Corporation.


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

TABLE OF CONTENTS

Definitions                                                                   iv
                                  -- PART I --

Reports of Independent Registered Public Accounting Firm                       1

Item 1. - Financial Statements                                                 3
  UniSource Energy Corporation
    Comparative Condensed Consolidated Statements of Income                    3
    Comparative Condensed Consolidated Statements of Cash Flows                4
    Comparative Condensed Consolidated Balance Sheets                          5
    Condensed Consolidated Statement of Changes in Stockholders' Equity        6
  Tucson Electric Power Company
    Comparative Condensed Consolidated Statements of Income                    7
    Comparative Condensed Consolidated Statements of Cash Flows                8
    Comparative Condensed Consolidated Balance Sheets                          9
    Condensed Consolidated Statement of Changes in Stockholders' Equity       10
  Notes to Condensed Consolidated Financial Statements                        11
  Note 1.   Nature of Operations, Basis of Accounting Presentation
            and Equity-Based Compensation                                     11
  Note 2.   Regulatory Matters                                                13
  Note 3.   Debt and Credit Facilities                                        15
  Note 4.   Business Segments                                                 17
  Note 5.   Accounting for Derivative Instruments and Trading Activities      18
  Note 6.   Commitments and Contingencies                                     21
  Note 7.   TEP Wholesale Accounts Receivable and Allowances                  23
  Note 8.   UniSource Energy Earnings Per Share (EPS)                         23
  Note 9.   Employee Benefits Plans                                           23
  Note 10.  Share-Based Compensation Plans                                    25
  Note 11.  Income and Other Taxes                                            26
  Note 12.  New Accounting Pronouncements                                     27
  Note 13.  Supplemental Cash Flow Information                                28
  Note 14.  Subsequent Event                                                  29
  Note 15.  Review by Independent Registered Public Accounting Firm           29

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 30
  UniSource Energy Consolidated                                               30
    Results of Operations                                                     31
    Contribution by Business Segment                                          33
    Liquidity and Capital Resources                                           33
  Tucson Electric Power Company                                               37
    Results of Operations                                                     37
    Factors Affecting Results of Operations                                   41
    Liquidity and Capital Resources                                           45
  UNS Gas                                                                     49
    Results of Operations                                                     49
    Factors Affecting Results of Operations                                   51
    Liquidity and Capital Resources                                           51
  UNS Electric                                                                53
    Results of Operations                                                     53
    Factors Affecting Results of Operations                                   54
    Liquidity and Capital Resources                                           55
  Global Solar Energy, Inc.                                                   56
    Results of Operations                                                     56
  Other                                                                       56
    Results of Operations                                                     56
  Critical Accounting Estimates                                               58
  New Accounting Pronouncements                                               64

  Safe Harbor for Forward-Looking Statements                                  65

Item 3. - Quantitative and Qualitative Disclosures about Market Risk          66

Item 4. - Controls and Procedures                                             68

     PART II - OTHER INFORMATION

Item 1. - Legal Proceedings                                                   69

Item 4. - Submission of Matters to a Vote of Security Holders                 70

Item 5. - Other Information                                                   70
  Non-GAAP Measures                                                           70
  Ratio of Earnings to Fixed Charges                                          73
  SEC Reports Available on UniSource Energy's Website                         73

Item 6. Exhibits                                                              73

Signatures                                                                    74

Exhibit Index                                                                 75

                                   DEFINITIONS

The abbreviations and acronyms used in the 2005 Second Quarter 10-Q are defined below:

--------------------------------------------------------------------------------

1941 Mortgage.................. TEP's Indenture, dated as of April 1, 1941, of
                                  TEP to JPMorgan Chase Bank, successor trustee, as supplemented and amended, which was satisfied and discharged on June 10, 2005.
1992 Mortgage.................. TEP's Indenture of Mortgage and Deed of Trust,
                                  dated as of December 1, 1992, of TEP to The
                                  Bank of New York, successor trustee, as
                                  supplemented.
ACC............................ Arizona Corporation Commission.
ACC Holding Company Order...... The order approved by the ACC in November 1997 allowing TEP to form a holding company.
AHMSA.......................... Altos Hornos de Mexico, S.A. de C.V. AHMSA owns
                                  50% of Sabinas.
AMT............................ Alternative Minimum Tax.
APS............................ Arizona Public Service Company.
Btu............................ British thermal unit(s).
Capacity....................... The ability to produce power; the most power a unit can produce or the maximum that can be
                                  taken under a contract; measured in MWs.
CISO........................... California Independent System Operator.
Citizens....................... Citizens Communications Company.
Collateral Trust Bonds......... Bonds issued under the Indenture of Trust, dated as of August 1, 1998, of TEP to The Bank of
                                  New York, successor trustee.
Common Stock................... UniSource Energy's common stock, without par value.
Company or UniSource Energy.... UniSource Energy Corporation.
Convertible Senior Notes....... UniSource Energy's 4.50% Convertible Senior
                                  Notes due March 1, 2035.
Emissions Allowance(s)......... An allowance issued by the Environmental
                                  Protection Agency which permits emission of
                                  one ton of sulfur dioxide or one ton of
                                  nitrogen oxide. These allowances can be bought and sold.
Energy......................... The amount of power produced over a given period of time; measured in MWh.
ESP............................ Energy Service Provider.
Express Line................... 345-kV circuit connecting Springerville Unit 2 to the Tucson 138-kV system.
FAS 71......................... Statement of Financial Accounting Standards No.
                                  71: Accounting for the Effects of Certain
                                  Types of Regulation.
FAS 133........................ Statement of Financial Accounting Standards No.
                                  133: Accounting for Derivative Instruments and Hedging Activities, as amended.
FAS 143........................ Statement of Financial Accounting Standards No.
                                  143: Accounting for Asset Retirement
                                  Obligations.
FERC........................... Federal Energy Regulatory Commission.
Four Corners................... Four Corners Generating Station.
Global Solar................... Global Solar Energy, Inc., a company that develops and manufactures thin-film
                                  photovoltaic cells. Millennium owns 99% of
                                  Global Solar.
Haddington..................... Haddington Energy Partners II, LP, a limited partnership that funds energy-related
                                  investments.
Heating Degree Days............ An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.
IDBs........................... Industrial development revenue or pollution control revenue bonds.
IPS............................ Infinite Power Solutions, Inc., a company that develops thin-film batteries.
IRS............................ Internal Revenue Service.
ISO............................ Independent System Operator.
ITC............................ Investment Tax Credit.
kWh............................ Kilowatt-hour(s).
kV............................. Kilovolt(s).
LIBOR.......................... London Interbank Offered Rate.
LOC............................ Letter of Credit.

Luna........................... Luna Energy Facility.
MEG............................ Millennium Environmental Group, Inc., a
                                  wholly-owned subsidiary of Millennium, which
                                  manages and trades emissions allowances, coal, and related financial instruments.
MicroSat....................... MicroSat Systems, Inc. is a company formed to develop and commercialize small-scale
                                  satellites. Millennium currently owns 35%.
Millennium..................... Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
Mimosa......................... Minerales de Monclova, S.A. de C.V., an owner of coal and associated gas reserves and a
                                  supplier of metallurgical coal to the steel
                                  industry and thermal coal to the Mexican
                                  electricity commission. Sabinas owns 19.5% of Mimosa.
MMBtus......................... Million British Thermal Units.
MW............................. Megawatt(s).
MWh............................ Megawatt-hour(s).
Navajo......................... Navajo Generating Station.
NOL............................ Net Operating Loss carryback or carryforward for income tax purposes.
PGA............................ Purchased Gas Adjustor, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
PNM............................ Public Service Company of New Mexico, a
                                  subsidiary of PNMR.
PNMR........................... PNM Resources, Inc.
Powertrusion................... POWERTRUSION International, Inc., a company owned 77% by Millennium, which manufactures
                                  lightweight utility poles.
PPFAC.......................... Purchased Power and Fuel Adjustment Clause.
PWCC........................... Pinnacle West Capital Corporation.
Repurchased Bonds.............. $221 million of fixed-rate tax-exempt bonds that
                                  TEP purchased from  bondholders on May 11,
                                  2005.
RTO............................ Regional Transmission Organization.
Rules.......................... Retail Electric Competition Rules.
Sabinas........................ Carboelectrica Sabinas, S. de R.L. de C.V., a
                                  Mexican limited liability company. Millennium owns 50% of Sabinas.
Saguaro Utility................ An Arizona limited partnership, whose general partner was Sage Mountain, L.L.C. and whose
                                  limited partners included investment funds
                                  affiliated with Kohlberg Kravis Roberts & Co., L.P., J.P. Morgan Partners, L.L.C. and Wachovia Capital Partners.
San Carlos..................... San Carlos Resources Inc., a wholly-owned subsidiary of TEP.
San Juan....................... San Juan Generating Station.
Sempra......................... Sempra Energy Trading Company.
SCE Exchange................... A power exchange agreement between TEP and
                                  Southern California Edison Company (SCE).
SES............................ Southwest Energy Solutions, Inc., a wholly-owned subsidiary of Millennium.
Settlement Agreement........... TEP's Settlement Agreement approved by the ACC in November 1999 that provided for electric
                                  retail competition and transition asset
                                  recovery.
Springerville.................. Springerville Generating Station.
Springerville Coal Handling
   Facilities Leases........... Leveraged lease arrangements relating to the coal handling facilities serving
                                  Springerville.
Springerville Common
   Facilities.................. Facilities at Springerville used in common with
                                  Springerville Unit 1 and Springerville Unit 2.
Springerville Common
   Facilities Leases........... Leveraged lease arrangements relating to an undivided one-half interest in certain
                                  Springerville Common Facilities.
Springerville Unit 1........... Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Lease..... Leveraged lease arrangement relating to
                                  Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2........... Unit 2 of the Springerville Generating Station.
SRP............................ Salt River Project Agricultural Improvement and
                                  Power District.
Sundt.......................... H. Wilson Sundt Generating Station (formerly known as the Irvington Generating Station).

Sundt Lease.................... The leveraged lease arrangement relating to
                                  Sundt Unit 4.
SWG............................ Southwest Gas Corporation.
TEP............................ Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement........... Credit Agreement between TEP and a syndicate of banks, dated as of May 4, 2005.
TEP Revolving Credit Facility.. $60 million revolving credit facility entered into under the TEP Credit Agreement, dated as of May 4, 2005, between a syndicate of banks and TEP.
Therm.......................... A unit of heating value equivalent to 100,000
                                  British thermal units (Btu).
Tri-State...................... Tri-State Generation and Transmission
                                  Association.
TruePricing.................... TruePricing, Inc., a start-up company established to market energy related products.
UED............................ UniSource Energy Development Company, a
                                  wholly-owned subsidiary of UniSource Energy,
                                  which engages in developing generation
                                  resources and other project development
                                  services and related activities.
UES............................ UniSource Energy Services, Inc., an intermediate holding company established to own the
                                  operating companies (UNS Gas and UNS Electric) which acquired the Citizens Arizona gas and electric utility assets. UES is wholly owned by UniSource Energy.
UES Settlement Agreement....... An agreement with the ACC Staff dated April 1,
                                  2003, addressing rate case and financing
                                  issues in the acquisition by UniSource Energy of Citizens' Arizona gas and electric assets.
UniSource Credit Agreement..... Credit Agreement between UniSource Energy and a syndicate of banks, dated as of April 15,
                                  2005.
UniSource Energy............... UniSource Energy Corporation.
UNS Electric................... UNS Electric, Inc., a wholly-owned subsidiary of
                                  UES, which acquired the Citizens Arizona
                                  electric utility assets.
UNS Gas........................ UNS Gas, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens Arizona gas
                                  utility assets.
UNS Gas/UNS Electric Revolver.. A $40 million revolving credit facility entered into by UNS Gas and UNS Electric on April 15, 2005.
Valencia....................... Valencia power plant owned by UNS Electric.
WestConnect.................... The proposed for-profit RTO in which TEP is a participant.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UniSource Energy Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the Company) as of June 30, 2005, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2005 and 2004 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2005 and 2004 and the condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2005. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of cash flows and of changes in stockholders' equity for the year then ended, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004; and in our report dated March 16, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management's assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of June 30, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
------------------------------

PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
August 8, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tucson Electric Power Company:

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company (the Company) as of June 30, 2005, and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2005 and 2004 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2005 and 2004 and the condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2005. These interim financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of cash flows, and of changes in stockholders' equity for the year then ended (not presented herein), and in our report dated March 16, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of June 30, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
------------------------------

PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
August 8, 2005

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      Three Months Ended                                                                         Six Months Ended
           June 30,                                                                                  June 30,
      2005           2004                                                                       2005           2004
         (UNAUDITED)                                                                                (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
     -Thousands of Dollars-                                                                   - Thousands of Dollars -
                               OPERATING REVENUES
   $ 231,785       $224,056      Electric Retail Sales                                       $ 403,375      $ 398,419
      37,871         42,189      Electric Wholesale Sales                                       77,051         83,889
      26,058         20,212      Gas Revenue                                                    72,607         69,013
       4,878          3,624      Other Revenues                                                  8,488          8,844
----------------------------------------------------------------------------------------------------------------------
     300,592        290,081        TOTAL OPERATING REVENUES                                    561,521        560,165
----------------------------------------------------------------------------------------------------------------------

                               OPERATING EXPENSES
      55,863         55,340      Fuel                                                          103,154        102,789
      68,897         55,586      Purchased Energy                                              133,304        115,088
      61,248         56,410      Other Operations and Maintenance                              122,740        119,989
      33,344         36,560      Depreciation and Amortization                                  68,168         71,696
      14,136         12,003      Amortization of Transition Recovery Asset                      23,623         20,600
      12,510         12,611      Taxes Other Than Income Taxes                                  26,009         25,722
----------------------------------------------------------------------------------------------------------------------
     245,998        228,510        TOTAL OPERATING EXPENSES                                    476,998        455,884
----------------------------------------------------------------------------------------------------------------------
      54,594         61,571          OPERATING INCOME                                           84,523        104,281
----------------------------------------------------------------------------------------------------------------------

                               OTHER INCOME (DEDUCTIONS)
       5,076          5,013      Interest Income                                                10,037          9,882
       1,649          1,338      Other Income                                                    2,803          7,941
        (998)        (3,698)     Other Expense                                                  (2,242)        (2,602)
----------------------------------------------------------------------------------------------------------------------
       5,727          2,653        TOTAL OTHER INCOME (DEDUCTIONS)                              10,598         15,221
----------------------------------------------------------------------------------------------------------------------

                               INTEREST EXPENSE
      19,744         20,032      Long-Term Debt                                                 40,096         41,515
      19,401         20,065      Interest on Capital Leases                                     39,147         40,109
       5,427              -      Loss on Reacquired Debt                                         5,427          1,635
        (897)          (329)     Other Interest Expense, Net of Amounts Capitalized               (886)          (543)
----------------------------------------------------------------------------------------------------------------------
      43,675         39,768        TOTAL INTEREST EXPENSE                                       83,784         82,716
----------------------------------------------------------------------------------------------------------------------

      16,646         24,456    INCOME BEFORE INCOME TAXES                                       11,337         36,786
       7,178         11,655      Income Tax Expense                                              5,652         17,564
----------------------------------------------------------------------------------------------------------------------

     $ 9,468       $ 12,801    NET INCOME                                                      $ 5,685       $ 19,222
======================================================================================================================

      34,807         34,392    WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING (000)        34,721         34,288
======================================================================================================================

       $0.27          $0.37    BASIC EARNINGS PER SHARE                                          $0.16          $0.56
======================================================================================================================

       $0.27          $0.37    DILUTED EARNINGS PER SHARE                                        $0.16          $0.55
======================================================================================================================

       $0.19          $0.16    DIVIDENDS PAID PER SHARE                                          $0.38          $0.32
======================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended
                                                                                  June 30,
                                                                            2005             2004
                                                                                (UNAUDITED)
-----------------------------------------------------------------------------------------------------
                                                                           - Thousands of Dollars -
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash Receipts from Electric Retail Sales                            $    417,057      $   409,934
   Cash Receipts from Electric Wholesale Sales                              104,229          108,665
   Cash Receipts from Gas Sales                                              95,382           90,056
   MEG Cash Receipts from Trading Activity                                   61,640           73,405
   Interest Received                                                         11,239           11,042
   Income Tax Refunds Received                                                1,484              286
   Performance Deposits                                                       7,193            1,456
   Deposit - Second Mortgage Indenture                                            -           17,040
   Other Cash Receipts                                                        5,401            9,585
   Fuel Costs Paid                                                          (99,108)         (92,935)
   Purchased Energy Costs Paid                                             (160,582)        (132,762)
   Wages Paid, Net of Amounts Capitalized                                   (52,908)         (48,973)
   Payment of Other Operations and Maintenance Costs                        (78,961)         (69,215)
   MEG Cash Payments for Trading Activity                                   (63,943)         (73,096)
   Capital Lease Interest Paid                                              (39,744)         (41,576)
   Taxes Paid, Net of Amounts Capitalized                                   (69,929)         (70,589)
   Interest Paid, Net of Amounts Capitalized                                (39,132)         (38,821)
   Income Taxes Paid                                                         (5,689)          (8,152)
   Other Cash Payments                                                       (2,309)          (4,114)
-----------------------------------------------------------------------------------------------------
NET CASH FLOWS - OPERATING ACTIVITIES                                        91,320          141,236
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                                     (90,067)         (70,588)
   Proceeds from Investment in Springerville Lease Debt and Equity            8,251            8,054
   Return of Investment from Millennium Energy Business                         299            9,714
   Other Cash Receipts                                                        8,094              515
   Payments for Investment in Springerville Lease Debt and Equity                 -           (4,499)
   Investment in and Loans to Equity Investees                               (1,150)            (424)
-----------------------------------------------------------------------------------------------------
NET CASH FLOWS - INVESTING ACTIVITIES                                       (74,573)         (57,228)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Issuance of Long-Term Debt                                 240,000                -
   Repayments of Long-Term Debt                                            (283,016)          (1,232)
   Payments on Capital Lease Obligations                                    (48,600)         (43,641)
   Proceeds from Borrowings under Revolving Credit Facility                  40,000           20,000
   Payments on Borrowings under Revolving Credit Facility                         -          (20,000)
   Proceeds from Stock Options Exercised                                      7,104            6,261
   Other Cash Receipts                                                        5,452            4,629
   Payment of Debt Issue/Retirement Costs                                   (10,621)          (9,190)
   Common Stock Dividends Paid                                              (14,823)         (10,909)
   Other Cash Payments                                                       (3,032)          (1,927)
-----------------------------------------------------------------------------------------------------
NET CASH FLOWS - FINANCING ACTIVITIES                                       (67,536)         (56,009)
-----------------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                        (50,789)          27,999
Cash and Cash Equivalents, Beginning of Year                                154,028          101,266
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 103,239        $ 129,265
=====================================================================================================

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    June 30,        December 31,
                                                                      2005             2004
                                                                            (UNAUDITED)
-------------------------------------------------------------------------------------------------
                                                                       - Thousands of Dollars -
ASSETS
UTILITY PLANT
  Plant in Service                                                  $ 3,098,523      $ 3,033,405
  Utility Plant under Capital Leases                                    723,901          723,901
  Construction Work in Progress                                         140,058          116,161
-------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT                                               3,962,482        3,873,467
  Less Accumulated Depreciation and Amortization                     (1,396,432)      (1,348,017)
  Less Accumulated Amortization of Capital Lease Assets                (458,335)        (444,313)
-------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT - NET                                         2,107,715        2,081,137
-------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER PROPERTY
  Investments in Lease Debt and Equity                                  162,169          170,893
  Other                                                                  81,969           85,035
-------------------------------------------------------------------------------------------------
    TOTAL INVESTMENTS AND OTHER PROPERTY                                244,138          255,928
-------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and Cash Equivalents                                             103,239          154,028
  Trade Accounts Receivable                                             102,878          107,694
  Unbilled Accounts Receivable                                           54,472           55,350
  Allowance for Doubtful Accounts                                       (16,724)         (16,492)
  Materials and Fuel Inventory                                           68,482           62,225
  Trading Assets                                                         15,717           70,958
  Current Regulatory Assets                                              10,006            9,653
  Deferred Income Taxes - Current                                        21,478           24,055
  Interest Receivable - Current                                          10,209           10,475
  Other                                                                  17,047           26,751
-------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                386,804          504,697
-------------------------------------------------------------------------------------------------

REGULATORY AND OTHER ASSETS
  Transition Recovery Asset                                             200,405          224,029
  Income Taxes Recoverable Through Future Revenues                       42,280           44,624
  Other Regulatory Assets                                                22,816           15,823
  Other Assets                                                           54,656           49,280
-------------------------------------------------------------------------------------------------
    TOTAL REGULATORY AND OTHER ASSETS                                   320,157          333,756
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $ 3,058,814      $ 3,175,518
=================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
CAPITALIZATION
  Common Stock Equity                                                 $ 583,886        $ 580,718
  Capital Lease Obligations                                             660,437          701,931
  Long-Term Debt                                                      1,214,920        1,257,595
-------------------------------------------------------------------------------------------------
    TOTAL CAPITALIZATION                                              2,459,243        2,540,244
-------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current Obligations under Capital Leases                               56,136           53,694
  Current Maturities of Long-Term Debt                                    5,000            1,725
  Borrowings Under Revolving Credit Facility                             40,000                -
  Accounts Payable                                                       67,021           95,276
  Interest Accrued                                                       47,612           60,679
  Trading Liabilities                                                    14,902           65,022
  Taxes Accrued                                                          35,101           53,192
  Accrued Employee Expenses                                              15,061           19,216
  Customer Deposits                                                      14,947           14,794
  Other                                                                   6,611            4,556
-------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                           302,391          368,154
-------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred Income Taxes - Noncurrent                                    117,347          101,753
  Regulatory Liability - Net Cost of Removal for Interim Retirements     75,398           69,585
  Other                                                                 104,435           95,782
-------------------------------------------------------------------------------------------------
    TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                        297,180          267,120
-------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
-------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND OTHER LIABILITIES                          $ 3,058,814      $ 3,175,518
=================================================================================================

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    Accumulated
                                                      Common                       Accumulated         Other             Total
                                                      Shares        Common          Earnings       Comprehensive      Stockholders'
                                                   Outstanding*     Stock           (Deficit)      Income (Loss)         Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (UNAUDITED)
                                                                                 - In Thousands -
BALANCES AT DECEMBER 31, 2004                         34,255       $ 677,119        $ (85,666)      $ (10,735)         $ 580,718
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
  2005 Year-to-Date Net Income                             -               -            5,685               -              5,685
  Unrealized Gain on Cash Flow Hedges
    (net of $2,078 income tax expense)                     -               -                -           3,170              3,170
  Reclassification of Realized Gain on
    Cash Flow Hedges to Net Income
    (net of $363 income tax expense)                       -               -                -            (554)              (554)
                                                                                                                      --------------
Total Comprehensive Income                                                                                                 8,301
                                                                                                                      --------------

  Dividends Declared                                                       -          (13,116)              -            (13,116)
  Shares Issued under Stock Compensation Plans            37               -                -               -                  -
  Shares Distributed by Deferred Compensation Trust        -               1                -               -                  1
  Shares Issued for Stock Options                        367           7,779                -               -              7,779
  Other                                                    -             203                -               -                203
------------------------------------------------------------------------------------------------------------------------------------

BALANCES AT JUNE 30, 2005                             34,659       $ 685,102        $ (93,097)       $ (8,119)         $ 583,886
====================================================================================================================================

* UniSource Energy has 75 million authorized shares of common stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

    Three Months Ended                                                                           Six Months Ended
         June 30,                                                                                    June 30,
  2005             2004                                                                        2005            2004
       (UNAUDITED)                                                                                  (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
 - Thousands of Dollars -                                                                     - Thousands of Dollars -
                            OPERATING REVENUES
 $195,470        $188,908     Electric Retail Sales                                         $ 335,676        $ 332,084
   37,802          42,121     Electric Wholesale Sales                                         76,930           83,770
    3,607           2,713     Other Revenues                                                    6,179            4,862
-----------------------------------------------------------------------------------------------------------------------
  236,879         233,742       TOTAL OPERATING REVENUES                                      418,785          420,716
-----------------------------------------------------------------------------------------------------------------------

                            OPERATING EXPENSES
   55,863          55,340     Fuel                                                            103,154          102,789
   27,190          19,087     Purchased Power                                                  40,051           25,339
   47,213          42,576     Other Operations and Maintenance                                 95,190           90,405
   27,934          32,025     Depreciation and Amortization                                    57,954           62,438
   14,136          12,003     Amortization of Transition Recovery Asset                        23,623           20,600
   10,418          10,442     Taxes Other Than Income Taxes                                    21,567           21,188
-----------------------------------------------------------------------------------------------------------------------
  182,754         171,473       TOTAL OPERATING EXPENSES                                      341,539          322,759
-----------------------------------------------------------------------------------------------------------------------
   54,125          62,269         OPERATING INCOME                                             77,246           97,957
-----------------------------------------------------------------------------------------------------------------------

                            OTHER INCOME (DEDUCTIONS)
    4,903           5,000     Interest Income                                                   9,719            9,861
        -           2,319     Interest Income - Note Receivable from UniSource Energy           1,684            4,639
    1,142             623     Other Income                                                      1,798            1,185
     (676)           (357)    Other Expense                                                      (999)            (691)
-----------------------------------------------------------------------------------------------------------------------
    5,369           7,585       TOTAL OTHER INCOME (DEDUCTIONS)                                12,202           14,994
-----------------------------------------------------------------------------------------------------------------------

                            INTEREST EXPENSE
   14,458          17,257     Long-Term Debt                                                   31,437           36,003
   19,392          20,049     Interest on Capital Leases                                       39,129           40,086
    5,427               -     Loss on Reacquired Debt                                           5,427            1,635
     (882)           (310)    Other Interest Expense, Net of Amounts Capitalized                 (792)            (499)
-----------------------------------------------------------------------------------------------------------------------
   38,395          36,996       TOTAL INTEREST EXPENSE                                         75,201           77,225
-----------------------------------------------------------------------------------------------------------------------

   21,099          32,858   INCOME BEFORE INCOME TAXES                                         14,247           35,726
    8,951          14,841     Income Tax Expense                                                6,789           16,915
-----------------------------------------------------------------------------------------------------------------------
 $ 12,148        $ 18,017   NET INCOME                                                        $ 7,458         $ 18,811
=======================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended
                                                                                    June 30,
                                                                              2005               2004
                                                                                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------
                                                                              - Thousands of Dollars -
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash Receipts from Electric Retail Sales                                $ 345,352          $ 340,603
   Cash Receipts from Electric Wholesale Sales                               104,165            108,528
   Interest Received                                                          21,919             10,568
   Deposit - Second Mortgage Indenture                                             -             17,040
   Income Taxes Refunds Received                                                 713                286
   Other Cash Receipts                                                         1,831              4,575
   Fuel Costs Paid                                                           (99,108)           (92,935)
   Purchased Power Costs Paid                                                (59,609)           (43,047)
   Wages Paid, Net of Amounts Capitalized                                    (41,486)           (36,799)
   Payment of Other Operations and Maintenance Costs                         (66,325)           (53,443)
   Capital Lease Interest Paid                                               (39,726)           (41,572)
   Taxes Paid, Net of Amounts Capitalized                                    (50,148)           (48,618)
   Interest Paid, Net of Amounts Capitalized                                 (33,948)           (33,611)
   Income Taxes Paid                                                          (8,000)           (10,002)
   Other Cash Payments                                                        (1,797)            (2,980)
----------------------------------------------------------------------------------------------------------
NET CASH FLOWS - OPERATING ACTIVITIES                                         73,833            118,593
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                                      (67,523)           (52,676)
   Proceeds from Investment in Springerville Lease Debt and Equity             8,251              8,054
   Payments for Investment in Springerville Lease Debt and Equity                  -             (4,499)
   Other Cash Receipts                                                         6,708                  -
----------------------------------------------------------------------------------------------------------
NET CASH FLOWS - INVESTING ACTIVITIES                                        (52,564)           (49,121)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Equity Investment from UniSource Energy                                   110,000                  -
   Proceeds from Repayment of UniSource Energy Note                           95,393                  -
   Repayments of Long-Term Debt                                             (281,766)            (1,225)
   Payments on Capital Lease Obligations                                     (48,560)           (43,599)
   Proceeds from Borrowings under Revolving Credit Facility                   40,000             20,000
   Payments on Borrowings under Revolving Credit Facility                          -            (20,000)
   Other Cash Receipts                                                         9,289              8,417
   Payment of Debt Issue/Retirement Costs                                     (5,203)            (8,814)
   Dividends Paid to UniSource Energy                                              -             (7,000)
   Other Cash Payments                                                        (7,284)            (1,079)
----------------------------------------------------------------------------------------------------------
NET CASH FLOWS - FINANCING ACTIVITIES                                        (88,131)           (53,300)
----------------------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                         (66,862)            16,172
Cash and Cash Equivalents, Beginning of Year                                 113,207             65,262
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 46,345           $ 81,434
==========================================================================================================

See Note 13 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,       December 31,
                                                                         2005            2004
                                                                              (UNAUDITED)
---------------------------------------------------------------------------------------------------
                                                                         - Thousands of Dollars -
ASSETS
UTILITY PLANT
  Plant in Service                                                     $ 2,810,585     $ 2,771,665
  Utility Plant under Capital Leases                                       723,195         723,195
  Construction Work in Progress                                            123,968          94,336
---------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT                                                  3,657,748       3,589,196
  Less Accumulated Depreciation and Amortization                        (1,370,468)     (1,328,228)
  Less Accumulated Amortization of Capital Lease Assets                   (458,162)       (444,186)
---------------------------------------------------------------------------------------------------
    TOTAL UTILITY PLANT - NET                                            1,829,118       1,816,782
---------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER PROPERTY
  Investments in Lease Debt and Equity                                     162,169         170,893
  Other                                                                     24,145          23,393
---------------------------------------------------------------------------------------------------
    TOTAL INVESTMENTS AND OTHER PROPERTY                                   186,314         194,286
---------------------------------------------------------------------------------------------------

NOTE RECEIVABLE FROM UNISOURCE ENERGY                                            -          79,462
---------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and Cash Equivalents                                                 46,345         113,207
  Trade Accounts Receivable                                                 82,555          72,042
  Unbilled Accounts Receivable                                              41,740          33,179
  Allowance for Doubtful Accounts                                          (14,452)        (14,166)
  Intercompany Accounts Receivable                                           6,186          10,111
  Materials and Fuel Inventory                                              55,275          51,207
  Current Regulatory Assets                                                 10,006           9,653
  Income Taxes Receivable                                                    1,227               -
  Deferred Income Taxes - Current                                           20,821          24,157
  Interest Receivable - Current                                             10,192          10,475
  Other                                                                     13,823          18,330
---------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                   273,718         328,195
---------------------------------------------------------------------------------------------------

REGULATORY AND OTHER ASSETS
  Transition Recovery Asset                                                200,405         224,029
  Income Taxes Recoverable Through Future Revenues                          42,280          44,624
  Other Regulatory Assets                                                   20,455          13,684
  Other Assets                                                              39,821          41,106
---------------------------------------------------------------------------------------------------
    TOTAL REGULATORY AND OTHER ASSETS                                      302,961         323,443
---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $ 2,592,111     $ 2,742,168
===================================================================================================

CAPITALIZATION AND OTHER LIABILITIES
CAPITALIZATION
  Common Stock Equity                                                    $ 562,235       $ 414,510
  Capital Lease Obligations                                                659,955         701,405
  Long-Term Debt                                                           821,170       1,097,595
---------------------------------------------------------------------------------------------------
    TOTAL CAPITALIZATION                                                 2,043,360       2,213,510
---------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Current Obligations under Capital Leases                                  56,051          53,611
  Current Maturities of Long-Term Debt                                           -           1,725
  Borrowings Under Revolving Credit Facility                                40,000               -
  Accounts Payable                                                          43,241          46,377
  Intercompany Accounts Payable                                             10,839          20,026
  Interest Accrued                                                          40,545          56,514
  Taxes Accrued                                                             29,329          44,938
  Accrued Employee Expenses                                                 13,082          17,594
  Other                                                                     11,844           9,592
---------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                              244,931         250,377
---------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred Income Taxes - Noncurrent                                       144,421         129,842
  Regulatory Liability - Net Cost of Removal for Interim Retirements        72,513          67,485
  Other                                                                     86,886          80,954
---------------------------------------------------------------------------------------------------
    TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                           303,820         278,281
---------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
---------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND OTHER LIABILITIES                             $ 2,592,111     $ 2,742,168
===================================================================================================

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                   Accumulated
                                                                  Capital          Accumulated        Other          Total
                                                   Common          Stock           Earnings       Comprehensive   Stockholders'
                                                   Stock          Expense          (Deficit)      Income (Loss)      Equity
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
                                                                            - Thousands of Dollars -
BALANCES AT DECEMBER 31, 2004                      $ 658,254        $ (6,357)      $ (226,652)      $ (10,735)       $ 414,510
-------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
   2005 Year-to-Date Net Income                            -               -            7,458               -            7,458
   Unrealized Gain on Cash Flow Hedges
     (net of $2,078 income tax expense)                    -               -                -           3,170            3,170
   Reclassification of Realized Gain on
     Cash Flow Hedges to Net Income
     (net of $363 income tax expense)                      -               -                -            (554)            (554)
                                                                                                                  -------------
Total Comprehensive Income                                                                                              10,074
                                                                                                                  -------------
   Equity Contribution from UniSource Energy          25,261               -                -               -           25,261
   Capital Contribution from UniSource Energy        112,390               -                -               -          112,390
-------------------------------------------------------------------------------------------------------------------------------

BALANCES AT JUNE 30, 2005                          $ 795,905        $ (6,357)      $ (219,194)       $ (8,119)       $ 562,235
===============================================================================================================================

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

     TEP, a regulated public utility incorporated in Arizona since 1963, is UniSource Energy's largest operating subsidiary and represented approximately 85% of UniSource Energy's assets as of June 30, 2005. TEP generates, transmits and distributes electricity. TEP serves approximately 380,000 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the western U.S.

     UES holds the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UES has no significant operations of its own. UNS Gas is a gas distribution company serving approximately 135,900 retail customers in Mohave, Yavapai, Coconino, and Navajo Counties in northern Arizona, as well as Santa Cruz County in southeast Arizona. UNS Electric is an electric transmission and distribution company serving approximately 87,500 retail customers in Mohave and Santa Cruz counties.

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

  DEPRECIATION

     During the second quarter 2005, a study requested by the participants in the San Juan Generating Station (San Juan) was completed which indicated San Juan's economic useful life had changed from previous estimates. As a result of the study and other analysis performed, TEP lengthened the estimated useful life of San Juan from 40 to 60 years beginning April 1, 2005. TEP's depreciation expense for the three months ended June 30, 2005, decreased approximately $2 million. Annual depreciation expense is expected to decrease by $6 million or $3 million for the remainder of 2005.

     During the second quarter of 2005, it was determined that depreciation of certain UNS Gas and UNS Electric assets had been overstated in prior periods. An adjustment was recorded in June 2005 which reduced UNS' Other Operations and Maintenance Expense by $1 million.

--------------------------------------------------------------------------------

  EQUITY-BASED COMPENSATION

     UniSource Energy has two equity-based compensation plans, the 1994 Outside Director Stock Option Plan (Directors' Plan) and the 1994 Omnibus Stock and Incentive Plan (Omnibus Plan). See Note 10. We adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (FAS 123(R)) effective January 1, 2005. The adoption of FAS 123(R) did not have a significant impact on our financial statements because stock options issued under UniSource Energy's Omnibus Plan vested upon the shareholder vote to approve the proposed acquisition of UniSource Energy, see UniSource Energy's 2004 Annual Report on Form 10-K, Note 17 in Notes to Consolidated Financial Statements - Stock-Based Compensation. After February 4, 2004, no new awards can be granted under the Omnibus Plan. Prior to January 1, 2005, we accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations.

     All our stock options granted under the Omnibus Plan were granted with an exercise price equal to the market value of the stock at the date of the grant. Accordingly, under the provisions of APB 25, no compensation expense was recorded for these awards. However, compensation expense was recognized for restricted stock, stock unit and performance share awards over the performance/vesting period.

     The following table illustrates the effect on UniSource Energy's net income and earnings per share and TEP's net income as if we had applied the fair value recognition provisions of FAS 123(R) to all equity-based employee compensation awards for the three and six months ended June 30, 2004:

UNISOURCE ENERGY:
----------------

                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                                      2004                         2004
------------------------------------------------------------- --------------------------- ------------------------
                                                                            -Thousands of Dollars-
                                                                            (except per share data)
Net Income - As Reported                                               $   12,801                  $  19,222
Add: Equity-based compensation expense included in reported
   net income, net of related tax effects                                      66                      1,309
Deduct: Total equity-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                                 (74)                    (2,072)
------------------------------------------------------------- --------------------------- ------------------------
Pro Forma Net Income                                                   $   12,793                  $  18,459
============================================================= =========================== ========================
Basic Earnings per Share:
  As Reported                                                               $0.37                      $0.56
  Pro Forma                                                                 $0.37                      $0.54
============================================================= =========================== ========================
Diluted Earnings per Share:
  As Reported                                                               $0.37                      $0.55
  Pro Forma                                                                 $0.36                      $0.53
============================================================= =========================== ========================

TEP:
----

                                                                 Three Months Ended           Six Months Ended
                                                                      June 30,                     June 30,
                                                                        2004                         2004
------------------------------------------------------------- --------------------------- ------------------------
                                                                             -Thousands of Dollars-
Net Income - As Reported                                               $  18,017                   $  18,811
Add: Equity-based compensation expense included in reported
   net income, net of related tax effects                                     57                       1,176
Deduct: Total equity-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                                (64)                     (1,925)
------------------------------------------------------------- --------------------------- ------------------------
Pro Forma Net Income                                                   $  18,010                   $  18,062
============================================================= =========================== ========================

--------------------------------------------------------------------------------


     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the six months ended June 30, 2004. For the 21,222 options granted under the Directors' Plan in 2003, the following weighted average assumptions were used:

     Expected life (years)                                       6
     Interest rate                                               3.34%
     Volatility                                                 23.74%
     Dividend yield                                              3.55%
     Weighted-average grant-date fair value of options
       granted during the period                                $3.16
     -------------------------------------------------------------------

NOTE 2. REGULATORY MATTERS
--------------------------

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

   IMPLICATIONS OF DISCONTINUING APPLICATION OF FAS 71

     TEP

     Upon approval by the ACC of a settlement agreement (Settlement Agreement) in November 1999, TEP discontinued application of FAS 71 for its generation operations. TEP continues to apply FAS 71 to its cost-based rate regulated operations, which include the transmission and distribution portions of its business.

     TEP's transmission and distribution regulatory assets, net of regulatory liabilities, totaled $201 million at June 30, 2005. Regulatory assets of $30 million are not presently included in rate base and consequently are not earning a return on investment. These regulatory assets are being recovered through the cost of service or are authorized to be collected in future base rates. TEP's transmission and distribution regulatory assets, net of regulatory liabilities, totaled $225 million at December 31, 2004.

     TEP regularly assesses whether it can continue to apply FAS 71 to its cost-based rate regulated operations. If TEP stopped applying FAS 71 to these operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at June 30, 2005, if TEP had stopped applying FAS 71 to its remaining cost-based rate regulated operations, it would have recorded an extraordinary after-tax loss of $121 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

--------------------------------------------------------------------------------

     UNS GAS AND UNS ELECTRIC

     UNS Gas and UNS Electric's regulatory liabilities exceed their regulatory assets by $6 million at June 30, 2005. At December 31, 2004, UNS Gas and UNS Electric' regulatory assets, net of regulatory liabilities, totaled $4 million. UNS Gas and UNS Electric's regulatory assets and liabilities are included in rates and consequently are earning a return. If UNS Gas and UNS Electric stopped applying FAS 71 to their regulated operations, they would write off the related balances of their regulatory assets as an expense and would write off their regulatory liabilities as income on their income statements. Based on the regulatory asset and liability balances, if UNS Gas and UNS Electric had stopped applying FAS 71 to their regulated operations, they would have recorded an extraordinary after-tax gain of $3 million at June 30, 2005. UNS Gas and UNS Electric's cash flows would not be affected if they stopped applying FAS 71 unless a regulatory order limited their ability to recover the cost of their regulatory assets.

RECENT REGULATORY ACTION

     TEP

     Given recent court action, the ACC may revise its Rules and rate methodologies prior to the expiration in 2008 of the Settlement Agreement. A new structure could replace that established pursuant to the Settlement Agreement prior to January 2009.

     In an effort to resolve the uncertainty surrounding the methodology that will be applied to determine TEP's rates for generation service after the Competition Transition Charges (CTCs) expire, TEP filed a motion with the ACC on May 4, 2005 requesting that the ACC issue an order declaring its position regarding the rate treatment that will be afforded to TEP's generation assets after 2008.

     The motion states TEP's preference for the ACC to adhere to the Settlement Agreement and continue to authorize TEP to charge market-based rates for generation services after December 31, 2008. The motion also states that, if the ACC intends to rescind TEP's authorization to charge market-based rates for its generation services, that change will have immediate consequences for the Settlement Agreement, the 2004 general rate case information filing and future TEP rate cases. Accordingly, TEP requested that the ACC clarify its intentions in this regard. In addition, TEP requested that a procedural conference be held in the 2004 rate review proceedings to discuss the status of that case pending the issuance of an order in response to TEP's motion.

     In May 2005, a number of participants in TEP's rate proceedings, including the Staff of the ACC, filed responses to TEP's motion. Those responses reflect differing interpretations of the Settlement Agreement which established TEP's existing rate structure and generation service rates, and the effect of the 2002 Track A order which eliminated the requirement that TEP transfer its generation assets to a subsidiary and the future of electric competition in Arizona. A number of these responses dispute TEP's assertion that the existing rate structure contemplates market-based rates for generation services after December 31, 2008.

     On June 1, 2005, TEP filed a reply in support of its motion. The reply stated that the differences of opinion expressed in the various responses filed underscore the need for the ACC to clarify how it will determine TEP's rates for generation services after December 31, 2008. TEP's reply also stated that, although it would prefer that the ACC continue to authorize TEP to charge market-based rates for generation services after December 31, 2008, it is concerned that its customers will be subject to a significant rate increase in 2009.

     TEP believes that any actions by the ACC should not deny TEP the economic benefits of the Settlement Agreement, and accordingly analyzed how the Settlement Agreement can be modified so as to: (i) preserve the intent of the parties; (ii) avoid a significant rate increase in 2009; (iii) mitigate a negative financial impact on TEP; and (iv) provide all interested parties with certainty in the near future about TEP's post-2008 rate structure.

     TEP's reply suggests that these goals can be accomplished through a modification to the Settlement Agreement which includes the following concepts:
(i) an extension of the existing rate freeze at current rates; (ii) retention of the current CTC amortization schedule; (iii) a commitment not to seek rate treatment for certain TEP generation assets; and (iv) implementation of a mechanism to protect TEP from extreme fuel market volatility after December 31, 2008. TEP intends to discuss its proposal with the parties to the Settlement Agreement and ACC staff and, thereafter, enter into formal negotiations to seek to modify the Settlement Agreement.

--------------------------------------------------------------------------------

     On June 10, 2005 and on July 11, 2005, the ALJ issued procedural orders related to TEP's 2004 rate review. The procedural orders took no action on TEP's May 4, 2005 motion, however suggested a more appropriate procedure was for TEP to file a motion to reopen the record approving the Settlement Agreement. On July 25, 2005, TEP informed the ALJ that it will file a motion by September 12, 2005, seeking to amend the decision approving the Settlement Agreement to address TEP's concerns about how rates will be set after December 31, 2008.

     UNS GAS

     In March 2005, the ACC approved a PGA surcharge of $0.03 per therm beginning April 11, 2005 and lasting until the excess gas purchase costs are fully recovered. Based on current and projected gas prices and the rates currently in effect, we expect the PGA balance to increase. Given these gas price projections and expected pipeline transportation cost increases, UNS Gas may be required to request an increase in this surcharge. The under recovered gas purchase costs of $2.1 million as of June 30, 2005, are recorded in Other Regulatory Assets on UniSource Energy's balance sheet.

NOTE 3. DEBT AND CREDIT FACILITIES
----------------------------------

     Long-term debt matures more than one year from the date of the financial statements.

  UNISOURCE ENERGY DEBT

     CONVERTIBLE SENIOR NOTES

     In March 2005, UniSource Energy issued $150 million of 4.50% Convertible Senior Notes due 2035 in a private placement. The Convertible Senior Notes are unsecured and are not guaranteed by TEP or any other UniSource Energy subsidiary. Each $1,000 of Convertible Senior Notes is convertible into 26.6667 shares of our Common Stock at any time. This represents a conversion price of approximately $37.50 per share of our Common Stock, which is subject to adjustment in certain circumstances.

     On March 1, 2005, UniSource Energy used $106 million of the net proceeds from the sale of the Convertible Senior Notes to repay its $95 million promissory note to TEP plus accrued interest of $11 million. TEP used these funds, along with borrowings under its revolving credit facility to repurchase and redeem $225 million of fixed rate tax-exempt borrowings. See TEP Debt - Bond Repurchase and Redemptions, below.

     UNISOURCE CREDIT AGREEMENT

     On April 15, 2005, UniSource Energy entered into a $105 million five-year credit agreement with a group of lenders (UniSource Credit Agreement) which expires on April 15, 2010. The UniSource Credit Agreement includes a $90 million term loan facility and a $15 million revolving credit facility. Quarterly principal payments of $1.25 million are due beginning June 30, 2005, with the balance due at maturity.

     As of June 30, 2005, UniSource Energy borrowed $89 million under the term loan facility at an interest rate of 5.2%. As of June 30, 2005, there were no borrowings outstanding under the revolving credit facility.

     We pay interest on the term loan and on borrowings under the revolving credit facility at LIBOR plus 1.75% or the agent bank's reference rate plus 0.75%. If after June 30, 2005, TEP cannot pay 100% of its current year net income as dividends due to regulatory restrictions, interest rates would increase by 0.25%. We paid a commitment fee of 0.50% on the unused portion of the term loan until it was fully drawn at June 29, 2005, and pay a commitment fee of 0.50% on the unused portion of the revolving credit facility.

     The UniSource Credit Agreement restricts additional indebtedness, liens, mergers, sales of assets and investments and acquisitions. We must also meet:
(1) a minimum cash flow to interest coverage ratio for UniSource Energy on a standalone basis and (2) a maximum leverage ratio on a consolidated basis. We may pay dividends, if after giving effect to the dividend payments, we have more than $15 million of unrestricted cash and unused revolving credit. As of June 30, 2005, we were in compliance with the terms of the UniSource Credit Agreement.

--------------------------------------------------------------------------------

     If an event of default occurs, the UniSource Credit Agreement may become immediately due and payable. An event of default includes failure to make required payments under the UniSource Credit Agreement, failure of UniSource Energy or certain subsidiaries to make payments or default on debt greater than $20 million, or certain bankruptcy events at UniSource Energy or certain subsidiaries.

     INTER-COMPANY NOTE AND CAPITAL CONTRIBUTION FROM UNISOURCE ENERGY

     In January 2005, UNS Gas established a short-term inter-company promissory note to UniSource Energy that allows UNS Gas to borrow up to $10 million for general corporate purposes.

     In May 2005, UniSource Energy made a $110 million capital contribution to TEP.

   TEP DEBT

     BOND REPURCHASE AND REDEMPTIONS

     TEP made a sinking fund payment of $1 million on its 6.1% 1941 Mortgage IDBs in January 2005.

     In March 2005, TEP redeemed at par the remaining $31 million of its 6.1% 1941 Mortgage IDBs, which were due in 2008, as well as the remaining $21 million of its 7.5% 1941 Mortgage IDBs, which were due in 2006. TEP recorded expense of $0.1 million for debt costs that were capitalized and being amortized through 2008. On June 10, 2005, TEP satisfied and discharged the 1941 Mortgage.

     In May 2005, TEP purchased $147 million of its 1997 Pima Series B and $74 million of its 1997 Pima Series C fixed-rate tax-exempt bonds (Repurchased Bonds) at a price of $101.50 per $100 principal amount and redeemed at par the remaining $4 million of bonds outstanding under those series. TEP does not currently plan on canceling the Repurchased Bonds which will remain outstanding under their respective indentures; however, the Repurchased Bonds will not be presented in our financial statements. TEP recognized a loss of approximately $3 million on the Repurchased Bonds associated with the generation portion of its business. In addition, TEP capitalized approximately $3 million of costs for Repurchased Bonds associated with its regulated operations and will amortize the cost over the remaining life of the bonds. TEP may choose to cancel or resell the Repurchased Bonds to third parties in the future.

     As a result of the capital contribution, inter-company note repayment and the bond purchases and redemptions, TEP's ratio of equity to total capitalization (excluding capital leases) improved to 40.6% as of June 30, 2005, which meets an ACC requirement and allows TEP to dividend up to 100% of its current year net income to UniSource Energy. Management believes it will be able to maintain a 40% ratio of equity to total capitalization (excluding capital leases) through the remainder of 2005.

     TEP CREDIT AGREEMENT

     In May 2005, TEP entered into a new $401 million Credit Agreement (TEP Credit Agreement) to replace its previous $401 million credit agreement. The TEP Credit Agreement includes a $60 million revolving credit facility and a $341 million letter of credit facility to support $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement expires May 4, 2010 and is secured by $401 million of Mortgage Bonds.

     The TEP Credit Agreement restricts additional indebtedness, liens, sale of assets and sale-leasebacks agreements. The TEP Credit Agreement also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UniSource Energy. Certain regulatory actions may cause a decrease in the amount that may be borrowed. As of June 30, 2005, TEP was in compliance with the terms of the TEP Credit Agreement.

     If an event of default occurs, the TEP Credit Agreement may become immediately due and payable. An event of default includes failure to make required payments under the TEP Credit Agreement; change in control, as defined; failure of TEP or certain subsidiaries to make payments or default on debt greater than $20 million; or certain bankruptcy events at TEP or certain subsidiaries.

     Interest rates and fees under the TEP Credit Agreement are based on a pricing grid tied to TEP's credit ratings. Letter of credit fees are 0.875% per annum and amounts drawn under a letter of credit would bear interest at LIBOR

--------------------------------------------------------------------------------

plus 0.875% per annum. TEP pays interest on borrowings under the revolving credit facility at LIBOR plus 0.875% or at the agent bank's reference rate. TEP also pays a commitment fee of 0.20% on the unused portion of the revolving credit facility. In May 2005, TEP expensed $3 million for debt costs related to the previous credit agreement that were capitalized and being amortized through 2009. Fees of $5 million associated with the TEP Credit Agreement are being amortized through May 2010.

     As of June 30, 2005, TEP had $40 million outstanding under the revolving credit facility component of the TEP Credit Agreement at an interest rate of 4.9%. TEP repaid $30 million of these amounts in July 2005.

   UNS GAS/UNS ELECTRIC REVOLVER

     In April 2005, UNS Gas and UNS Electric entered into a $40 million three-year unsecured revolving credit agreement due April 15, 2008 with a group of lenders (the UNS Gas/UNS Electric Revolver). Either borrower may borrow up to a maximum of $30 million; however, the total combined amount borrowed cannot exceed $40 million.

     UNS Gas is only liable for UNS Gas' borrowings, and similarly, UNS Electric is only liable for UNS Electric's borrowings under the UNS Gas/UNS Electric Revolver. UES guarantees the obligations of both UNS Gas and UNS Electric.

     The borrowers pay interest at LIBOR plus 1.50% or at the agent bank's reference rate plus 0.50%. UNS Gas and UNS Electric also pay a commitment fee of 0.45% on the unused portion of the revolving credit facility.

     The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets. The UNS Gas/UNS Electric Revolver also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. As of June 30, 2005, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver.

     If an event of default occurs, the UNS Gas/UNS Electric Revolver may become immediately due and payable. An event of default includes failure to make required payments under the UNS Gas/UNS Electric Revolver; certain change in control transactions, certain bankruptcy events of UNS Gas or UNS Electric, or failure of UES, UNS Gas or UNS Electric to make payments or default on debt greater than $4 million.

     As of June 30, 2005, UNS Gas and UNS Electric had no borrowings outstanding under the UNS Gas/UNS Electric Revolver.


NOTE 4. BUSINESS SEGMENTS
--------------------------

     Based on the way we organize our operations and evaluate performance, we have four reportable segments:

     (1) TEP, a vertically integrated electric utility business, is UniSource Energy's largest subsidiary.
     (2)  UNS Gas is a regulated gas distribution utility business.
     (3)  UNS Electric is a regulated electric distribution utility business.
     (4) Global Solar, a developer and manufacturer of light-weight thin-film photovoltaic cells and panels, is the largest investment held by Millennium.

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

     Significant reconciling adjustments consist of the elimination of inter-company activity and balances. Other Millennium subsidiaries recorded revenue from transactions with TEP of $3 million and $6 million during the three-month and six-month periods ended June 30, 2005 and $6 million and $8 million during the three-month and six-month periods ended June 30, 2004. TEP's related expense is reported in Other Operations and Maintenance expense on its income statement. Millennium's revenue and TEP's related expense are eliminated in UniSource Energy consolidation. Other significant reconciling adjustments include the elimination of investments in subsidiaries held by UniSource Energy, the inter-company note between UniSource Energy and TEP, the related interest

--------------------------------------------------------------------------------

income and expense on the note and reclassifications of deferred tax assets and liabilities. The inter-company note between UniSource Energy and TEP was repaid on March 1, 2005. See Note 3.

     We disclose selected financial data for our reportable segments in the following table:


                                                        REPORTABLE SEGMENTS
                                              -----------------------------------------                                UNISOURCE
                                                            UNS        UNS     GLOBAL       ALL       RECONCILING        ENERGY
                                                 TEP        GAS     ELECTRIC    SOLAR      OTHER      ADJUSTMENTS     CONSOLIDATED
--------------------------------------------- ---------- --------- ----------- -------- ------------ -------------- ----------------
INCOME STATEMENT                                                              -Millions of Dollars-
----------------
THREE MONTHS ENDED JUNE 30, 2005:
   Operating Revenues - External               $   236    $   27    $    37     $   1    $     -        $     -        $     301
   Operating Revenues - Intersegment                 1         -          -         -          3             (4)               -
   Income (Loss) Before Income Taxes                21         -          2        (3)        (3)             -               17
   Net Income (Loss)                                12         -          1        (2)        (2)             -                9
--------------------------------------------- ---------- --------- ----------- -------- ------------ -------------- ----------------

--------------------------------------------- ---------- --------- ----------- -------- ------------ -------------- ----------------
THREE MONTHS ENDED JUNE 30, 2004:
   Operating Revenues - External               $   234    $   21    $    35     $   -    $     -        $     -        $     290
   Operating Revenues - Intersegment                 -         -          -         2          4             (6)               -
   Income (Loss) Before Income Taxes                33        (2)         3        (2)        (8)             -               24
   Net Income (Loss)                                18        (1)         1        (1)        (4)             -               13
--------------------------------------------- ---------- --------- ----------- -------- ------------ -------------- ----------------

--------------------------------------------- ---------- --------- ----------- -------- ------------ -------------- ----------------
SIX MONTHS ENDED JUNE 30, 2005:
   Operating Revenues - External               $   418    $   74    $    68     $   2    $     -        $     -        $     562
   Operating Revenues - Intersegment                 1         -          -         -          6             (7)               -
   Income (Loss) Before Income Taxes                14         7          2        (5)        (7)             -               11
   Net Income (Loss)                                 7         4          1        (3)        (3)             -                6
--------------------------------------------- ---------- --------- ----------- -------- ------------ -------------- ----------------

--------------------------------------------- ---------- --------- ----------- -------- ------------ -------------- ----------------
SIX MONTHS ENDED JUNE 30, 2004:
   Operating Revenues - External               $   420    $   70    $    67     $   1    $     2        $     -        $     560
   Operating Revenues - Intersegment                 1         -          -         2          6             (9)               -
   Income (Loss) Before Income Taxes                36         6          3        (4)        (4)             -               37
   Net Income (Loss)                                19         3          2        (2)        (3)             -               19
--------------------------------------------- --------- ---------- ---------- -------- ------------ --------------- --------------

--------------------------------------------- --------- ---------- ---------- -------- ------------ --------------- --------------
BALANCE SHEET
   Total Assets, June 30, 2005                 $ 2,592    $  199    $   145     $  21    $   950        $  (848)       $   3,059
   Total Assets, December 31, 2004               2,742       201        135        21        930           (853)           3,176
--------------------------------------------- --------- ---------- ---------- -------- ------------ --------------- --------------



NOTE 5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND TRADING ACTIVITIES
--------------------------------------------------------------------

     TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. In general, TEP enters into forward purchase contracts when market conditions provide the opportunity to purchase energy for its load at prices that are below the marginal cost of its supply resources or to supplement its own resources (e.g., during plant outages and summer peaking periods). TEP enters into forward sales contracts when it forecasts that it has excess supply and the market price of energy exceeds its marginal cost. The majority of TEP's forward contracts are considered to be normal purchases and sales and, therefore, are not required to be marked to market. However, some of the forward contracts are considered to be derivatives, which TEP marks to market by recording unrealized gains and losses and adjusting the related assets and liabilities on a monthly basis to reflect the market prices at the end of the month.

     TEP has a natural gas supply agreement under which it purchases all of its gas requirements at spot market prices from Southwest Gas Corporation (SWG). TEP also has agreements to purchase power that are priced using spot market gas prices. These contracts meet the definition of normal purchases and are not required to be marked to market. During 2004 and early 2005, in an effort to minimize price risk on these purchases, TEP entered into commodity price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices. The spot market price in the swap agreements is tied to the same index as the purchases under the SWG and purchased power contracts. These swap agreements, which expire during the summer months through

--------------------------------------------------------------------------------

2007, were entered into with the goal of locking in fixed prices on at least 45% and not more than 80% of TEP's expected summer monthly gas risk prior to entering into the month. TEP's swap agreements are derivatives required to be marked to market on a monthly basis; however, since the agreements satisfy the requirements for cash flow hedge accounting, the unrealized gains and losses are recorded in Other Comprehensive Income, a component of Common Stock Equity, rather than being reflected in the income statement. As the gains and losses on these cash flow hedges are realized, a reclassification adjustment is recorded in Other Comprehensive Income for realized gains and losses that are included in Net Income.

     TEP manages the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standardized agreement which allows for the netting of current period exposures to and from a single counterparty.

     UNS Gas has a natural gas supply agreement under which it purchases substantially all of its gas requirements at market prices from BP Energy Company (BP). However, the contract allows UNS Gas to lock in fixed prices on a portion of its gas purchases by entering into fixed price forward contracts with BP at various times during the year. This enables UNS Gas to provide more stable prices to its customers. These purchases are made up to three years in advance with the goal of locking in fixed prices on at least 45% and not more than 80% of expected monthly gas consumption. These forward contracts, as well as the main gas supply contract, meet the definition of normal purchases and therefore are not required to be marked to market.

     UNS Electric does not currently have any contracts that are required to be marked to market.

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

     TEP and MEG's derivative activities are reported as follows:

                                                                      INCOME STATEMENT LINE
                                             ------------------------------------------------------------------------
                                                      NET UNREALIZED GAINS                  NET REALIZED GAINS
                                                          AND LOSSES                           AND LOSSES
-------------------------------------------- -------------------------------------- ---------------------------------
TEP Forward Sales Contracts                  Electric Wholesale Sales               Electric Wholesale Sales
TEP Forward Purchase Contracts               Purchased Power                        Purchased Power
TEP Commodity Price Swaps                    Other Comprehensive Income             Fuel Expense
                                             (Balance Sheet)
MEG Trading Activities                       Other Operating Revenues               Other Operating Revenues
-------------------------------------------- -------------------------------------- ---------------------------------


     Although MEG's realized gains and losses on trading activities are reported net on UniSource Energy's income statement, the related cash receipts and cash payments are reported separately on UniSource Energy's statement of cash flows.

     The net pre-tax gains and losses from TEP and MEG's derivative activities for the three months ended and six months ended June 30, 2005 and 2004, were as follows:

--------------------------------------------------------------------------------

                                                                                     Three Months Ended
                                                                                          June 30,
                                                                             -----------------------------------
                                                                                   2005              2004
---------------------------------------------------------------------------- ------------------ ----------------
                                                                                   -Millions of Dollars-
TEP:
   Net Unrealized Loss on Forward Purchase Contracts                              $  (1)            $   -
   Net Unrealized Loss on Commodity Price Swaps                                      (1)                1
   Net Realized Gain on Commodity Price Swaps                                         1                 -
MEG:
   Net Loss from Trading Activities                                                  (1)                -
---------------------------------------------------------------------------- ------------------ ----------------


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                             -----------------------------------
                                                                                   2005              2004
---------------------------------------------------------------------------- ------------------ ----------------
                                                                                   -Millions of Dollars-
TEP:
   Net Unrealized (Loss) Gain on Forward Sales Contracts                          $  (1)            $   1
   Net Unrealized Gain on Commodity Price Swaps                                       4                 2
   Net Realized Gain on Commodity Price Swaps                                         1                 -
MEG:
   Net Loss from Trading Activities                                                  (1)                -
---------------------------------------------------------------------------- ------------------ ----------------


     TEP and MEG's derivative assets and liabilities are reported as follows:

                                                                                      BALANCE SHEET LINE
                                                                     -----------------------------------------------------
                                                                              ASSETS                  LIABILITIES
-------------------------------------------------------------------- ------------------------- ---------------------------
TEP - Current                                                        Other Current Assets      Other Current Liabilities
TEP - Noncurrent                                                     Other Assets              Other Liabilities
MEG - Current (including Emissions Allowance Inventory)              Trading Assets            Trading Liabilities
MEG - Noncurrent                                                     Other Assets              Other Liabilities
-------------------------------------------------------------------- ------------------------- ---------------------------


     The fair value of TEP and MEG's derivative assets and liabilities were as follows:

                                                                         June 30,              December 31,
                                                                           2005                    2004
----------------------------------------------------------------- ----------------------- ------------------------
                                                                               -Millions of Dollars-
TEP:
   Derivative Assets - Current                                           $   3                  $   2
   Derivative Assets - Noncurrent                                            4                      1
MEG:
   Trading Assets - Current                                                 12                     71
   Trading Assets - Noncurrent                                               6                      6
   Trading Liabilities - Current                                           (14)                   (65)
----------------------------------------------------------------- ----------------------- ------------------------

     The settlement of forward purchase and sales contracts that do not result in physical delivery are recorded net as a component of Electric Wholesale Sales in TEP's income statement. For the three months ended June 30, 2005, $4 million in sales were netted against $4 million in purchases. For the six months ended June 30, 2005, $9 million in sales were netted against $8 million in purchases and for the six months ended June 30, 2004, $2 million in sales were netted against $2 million in purchases.

--------------------------------------------------------------------------------

NOTE 6. COMMITMENTS AND CONTINGENCIES
-------------------------------------

   TEP CONTINGENCIES

     LITIGATION AND CLAIMS RELATED TO SAN JUAN GENERATING STATION

     Public Service Company of New Mexico (PNM), operator of San Juan, and the coal supplier to San Juan have been participating in sessions sponsored by the Environmental Protection Agency (EPA) to consider rulemaking for the disposal of coal combustion products due to claims by third parties that San Juan has contaminated water resources in the region as a result of disposing of fly ash in the surface mine pits adjacent to the generating station. In November 2004, a contractor for the EPA released a non-binding preliminary determination that any contamination at San Juan cannot be conclusively attributed to the disposal of fly ash; however, the EPA has not made a final determination. TEP owns 50% of San Juan Units 1 and 2, which equates to 19.8% of the total San Juan Generating Station. TEP does not believe that this issue will have a material adverse impact on TEP or its operations.

     LITIGATION AND CLAIMS RELATED TO NAVAJO GENERATING STATION

     On October 15, 2004, Peabody Western Coal Company (Peabody), the coal supplier to the Navajo Generating Station, filed a complaint in the Circuit Court for the City of St. Louis, Missouri against the participants at Navajo, including TEP, for reimbursement of royalties and other costs and breach of the coal supply agreement. The case was removed to Federal District Court Eastern District of Missouri on February 10, 2005. Peabody subsequently filed a motion to remand to superior court. Because TEP owns 7.5% of the Navajo Generating Station, its share of the current claimed damages would be approximately $35 million. TEP believes these claims are without merit and intends to continue to contest them.

     POSTRETIREMENT AND PENSION BENEFIT COSTS AT NAVAJO GENERATING STATION

     In 1996, Peabody filed a lawsuit in Maricopa County Superior Court against the participants at Navajo Generating Station, including TEP, for postretirement benefit costs payable to the coal supplier's employees under the coal supply agreements. The Navajo participants and Peabody have agreed to stay the discovery process in this litigation until August 31, 2005 to allow the parties additional time to negotiate a potential settlement. To the extent that amounts become estimable and payment probable, TEP will record a liability for additional postretirement benefit costs at the Navajo Generating Station. TEP does not expect any settlement to be material to TEP.

     TEP has previously settled claims for postretirement benefit costs with the coal suppliers at Springerville Generating Station and Four Corners Generating Station. The cost of postretirement benefits is included in the cost of coal to San Juan.

     ENVIRONMENTAL RECLAMATION AT REMOTE GENERATING STATIONS

     TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure. When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the respective coal supply agreement. TEP estimates its undiscounted final reclamation liability to be $42 million, and the present value of TEP's liability for final reclamation approximates $12 million at the expiration dates of the coal supply agreements. At June 30, 2005 and December 31, 2004, TEP had recorded $1 million of its post-term reclamation liability, which is included in Other Liabilities in the balance sheets.

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

--------------------------------------------------------------------------------

   RESOLUTION OF SPRINGERVILLE GENERATING STATION COMPLAINT

     Environmental activist groups have expressed concerns regarding the construction of any new units at the Springerville Generating Station. In January 2003, environmental activist groups appealed an ACC Order affirming the ACC's approval of the expansion at the Springerville Generating Station to the Superior Court of the State of Arizona. On October 22, 2003, the Superior Court affirmed the ACC's issuance of the Certificate of Environmental Compatibility for Springerville Generating Station. The environmental activist groups appealed the Superior Court decision on December 30, 2003 and filed an amended notice of appeal on January 2, 2004 with the Arizona Court of Appeals. In February 2005, the Arizona Court of Appeals upheld the lower court's ruling affirming the ACC's approval of the expansion at Springerville Generating Station. In February 2005, the Grand Canyon Trust (GCT), one of the environmental activist groups with this appeal, and TEP reached a settlement under which the GCT will drop all claims against TEP regarding Springerville Generating Station. TEP will implement new emission limits at Units 1 and 2 by January 1, 2006. The Supreme Court of Arizona denied the other environmental activist group's petition for review on June 28, 2005.

   MILLENNIUM CONTINGENCY - NATIONS ENERGY

     In September 2001, Nations Energy Corporation (Nations Energy) sold its equity interest in a power project to a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million note receivable from Mirant. The note was recorded at its net present value of $8 million. As of June 30, 2005, Nations Energy's receivable from Mirant is approximately $9 million. The first payment of $2 million on the receivable was received in June 2004 and the second payment of $4 million was received in July 2005. The remaining payment of $5 million is expected to be received in July 2006. Nations Energy expects to collect the note in its entirety.

   MILLENNIUM COMMITMENT

      In April 2005, Millennium committed to fund $3 million to Battco, Inc., a company formed to carry on the business of IPS.

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

--------------------------------------------------------------------------------

NOTE 7. TEP WHOLESALE ACCOUNTS RECEIVABLE AND ALLOWANCES
--------------------------------------------------------

     TEP's Accounts Receivable from Electric Wholesale Sales, included in Trade Accounts Receivable on the balance sheet, totaled $21 million at June 30, 2005 and $22 million at December 31, 2004, net of allowances. TEP's Allowance for Doubtful Accounts on the balance sheet includes $13 million at June 30, 2005 and $13 million at December 31, 2004 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000. Excluding the receivables from the CPX and the CISO, substantially all of the June 30, 2005 and the December 31, 2004 wholesale receivable balances have been collected as of the date of this filing.

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

NOTE 8. UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
-------------------------------------------------

     Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Except when the effect would be anti-dilutive, the diluted EPS calculation includes the impact of shares that could be issued upon exercise of outstanding stock options, contingently issuable shares under equity-based awards or common shares that would result from the conversion of convertible notes. The numerator in calculating diluted earnings per share is net income (loss) adjusted for the interest on convertible notes (net of tax) that would not be paid if the notes were converted to common shares.

     The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

                                                                          Three Months Ended         Six Months Ended
                                                                               June 30,                  June 30,
                                                                           2005         2004        2005         2004
---------------------------------------------------------------------- ------------ ------------ ------------ ------------
                                                                           - In Thousands -          - In Thousands -
Denominator:
 Weighted-average Shares of Common Stock Outstanding                     34,807         34,392      34,721       34,288
 Effect of Dilutive Securities:
  Convertible Senior Notes                                                 4,000             -           -            -
  Options and Stock Issuable under Employee Benefit Plans
     and the Directors' Plan                                                  698          663         722          683
---------------------------------------------------------------------- ------------ ------------ ------------ ------------
Total Shares                                                             39,505         35,055     35,443        34,971
====================================================================== ============ ============ ============ ============


     Dilutive shares for the six months ended June 30, 2005 exclude 3,063 average incremental common shares related to options, contingently issuable shares and Convertible Senior Notes because they are antidilutive.


NOTE 9. EMPLOYEE BENEFITS PLANS
-------------------------------

   PENSION BENEFIT PLANS

     TEP, UNS Gas and UNS Electric maintain noncontributory, defined benefit pension plans for substantially all regular employees and certain affiliate employees. Benefits are based on years of service and the employee's average compensation. TEP, UNS Gas and UNS Electric fund the plans by contributing at least the minimum amount required under Internal Revenue Service regulations. Additionally, we provide supplemental retirement benefits to certain employees whose benefits are limited by Internal Revenue Service benefit or compensation limitations.

--------------------------------------------------------------------------------

OTHER POSTRETIREMENT BENEFIT PLANS

     TEP provides limited health care and life insurance benefits for retirees. All regular employees may become eligible for these benefits if they reach retirement age while working for TEP or an affiliate. UNS Gas and UNS Electric provide postretirement medical benefits for current retirees and a small group of active employees. The majority of UNS Gas and UNS Electric employees do not participate in the postretirement medical plan.

     The ACC allows TEP, UNS Gas and UNS Electric to recover postretirement costs through rates only as benefit payments are made to or on behalf of retirees. The postretirement benefits are currently funded entirely on a pay-as-you-go basis. Under current accounting guidance, TEP, UNS Gas and UNS Electric cannot record a regulatory asset for the excess of expense calculated per Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, over actual benefit payments.

   COMPONENTS OF NET PERIODIC BENEFIT COST

     The components of net periodic benefit costs are as follows:

                                                                                 OTHER POSTRETIREMENT
                                                         PENSION BENEFITS              BENEFITS
                                                    -----------------------------------------------------
                                                        Three Months Ended        Three Months Ended
                                                             June 30,                  June 30,
                                                         2005         2004         2005         2004
---------------------------------------------------------------------------------------------------------
                                                                    -Millions of Dollars -

COMPONENTS OF NET PERIODIC BENEFIT COST
   Service Cost                                        $      2     $      2     $     1      $      1
   Interest Cost                                              3            2           1             1
   Expected Return on Plan Assets                            (3)          (3)          -             -
   Prior Service Cost Amortization                            -            1           -             -
   Recognized Actuarial (Gain) Loss                           1            -           -             -
---------------------------------------------------------------------------------------------------------
      NET PERIODIC BENEFIT COST                        $      3     $      2     $     2      $      2
=========================================================================================================


                                                                                 OTHER POSTRETIREMENT
                                                         PENSION BENEFITS              BENEFITS
                                                    -----------------------------------------------------
                                                         Six Months Ended          Six Months Ended
                                                             June 30,                  June 30,
                                                         2005         2004        2005          2004
---------------------------------------------------------------------------------------------------------
                                                                   -Millions of Dollars -

COMPONENTS OF NET PERIODIC BENEFIT COST
   Service Cost                                        $      3     $      3     $     1      $      1
   Interest Cost                                              6            5           2             2
   Expected Return on Plan Assets                            (6)          (5)          -             -
   Prior Service Cost Amortization                            1            1          (1)           (1)
   Recognized Actuarial (Gain) Loss                           2            -           1             1
---------------------------------------------------------------------------------------------------------
      NET PERIODIC BENEFIT COST                        $      6     $      4     $     3      $      3
=========================================================================================================


--------------------------------------------------------------------------------

NOTE 10. SHARE-BASED COMPENSATION PLANS
---------------------------------------

     UniSource Energy has issued equity-based compensation awards under the Directors' Plan and the Omnibus Plan. After February 4, 2004, no new awards can be granted under the Omnibus Plan. Effective January 1, 2005, we adopted the accounting for our share-based plans. Prior to January 1, 2005, we accounted for those plans under the recognition and measurement principles of APB 25. See Note 1.

     At June 30, 2004, we had stock options, stock units and restricted stock grants outstanding as discussed below.

   STOCK OPTIONS

     There were no stock options granted during the six months ended June 30, 2005 and June 30, 2004. Director stock option awards granted in 2003 vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary of the grant.

     A summary of the stock option activity of the Directors' Plan and Omnibus Plan is as follows:

                                                          Six Months Ended June 30,
                                                    2005                              2004
--------------------------------------------------------------------------------------------------------
                                                          WEIGHTED                          Weighted
                                                           AVERAGE                          Average
                                                          EXERCISE                          Exercise
                                           SHARES           PRICE            Shares          Price
--------------------------------------------------------------------------------------------------------
Options Outstanding,
  Beginning of Period                     2,076,055         $ 16.19          2,478,551       $  16.04
   Granted                                        -               -                  -             -
   Exercised                               (366,409)        $ 16.12           (360,166)      $  15.12
   Forfeited                                 (7,198)        $ 18.08             (2,613)      $  13.86
                                      -----------------                  ----------------
Options Outstanding,
  End of Period                           1,702,448         $16.20           2,115,772       $  16.20
                                      =================                  ================
Options Exercisable,
  End of Period                           1,694,976         $16.19           2,092,169       $  16.18

Weighted Average Remaining Contractual Life at June 30, 2005:                            5.24 years
--------------------------------------------------------------------------------------------------------


     Stock options awarded on January 1, 2002 accrue dividend equivalents that are paid in cash on the earlier of the date of exercise of the underlying option or the date the option expires. Compensation expense is recognized as dividends are declared. We recorded compensation expense of less than $0.2 million for each of the three and six-month periods ended June 30, 2005 and 2004.

   RESTRICTED STOCK AND STOCK UNITS

     There were no restricted stock awards granted during each of the three months ended June 30, 2005 and 2004. For the three months ended March 31, 2005 and 2004, we granted restricted stock awards to directors totaling 6,528 shares and 6,480 shares, respectively. The grant date fair value of the shares was $24.51 per share in 2005 and $24.68 per share in 2004. Directors may elect to receive stock units in lieu of restricted shares. The restricted shares or stock units become 100% vested on the third anniversary of the grant date. Compensation expense equal to the fair market value on the date of the award is recognized over the vesting period. We recorded compensation expense of less than $0.1 million for each of the three and six-month periods ended June 30, 2005 and 2004.

     There were no new stock unit awards granted under the Omnibus Plan during each of the six months ended June 30, 2005 and 2004. All stock unit awards previously issued under the Omnibus Plan had fully vested as of March 6, 2004. We recognized compensation expense related to earlier awards of less than $0.1 million in the first quarter of 2004.

--------------------------------------------------------------------------------

     Fully vested but undistributed stock unit awards accrue dividend equivalent stock units based on the fair market value of common shares on the date the dividend is paid. Compensation expense is recognized when dividends are declared. We recorded compensation expense of less than $0.1 million for each of the three and six-month periods ended June 30, 2005 and 2004.

   PERFORMANCE SHARES

     In May 2003, the Board of Directors approved a grant of performance shares to key employees under the Omnibus Plan. The shares were to be awarded at the end of a three-year performance period based on goal attainment. The grant date fair value was $17.84 per share. Compensation expense was initially recorded over the performance period based on the anticipated number and market value of shares to be awarded. As a result of the shareholder vote to approve the proposed merger, 53,566 performance shares vested and were distributed in March, 2004. See the 2004 Annual Report on Form 10-K, Note 17 of Notes to Consolidated Financial Statements - Stock-Based Compensation Plans. Compensation expense of $2 million was recorded for the three months ended March 31, 2004, for this award.

NOTE 11. INCOME AND OTHER TAXES
--------------------------------

   INCOME TAXES

     The differences between the income tax expense and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:

                                                                                  UNISOURCE ENERGY
                                                             ------------------------------------------------------------
                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                                 2005          2004            2005            2004
-------------------------------------------------------------------------------------------------------------------------
                                                                             -Thousands of Dollars -

FEDERAL INCOME TAX EXPENSE AT STATUTORY RATE                    $  5,826     $    8,560      $    3,968      $   12,875
   State Income Tax Expense, Net of Federal Deduction                766          1,125             522           1,692
   Depreciation Differences (Flow Through Basis)                     736            789           1,416           1,578
   Tax Credits                                                      (130)          (129)           (261)           (258)
   Other                                                             (20)         1,310               7           1,677
-------------------------------------------------------------------------------------------------------------------------
TOTAL FEDERAL AND STATE INCOME TAX EXPENSE                      $  7,178     $   11,655      $    5,652      $   17,564
=========================================================================================================================


                                                                                         TEP
                                                             ------------------------------------------------------------
                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                                 2005          2004            2005            2004
-------------------------------------------------------------------------------------------------------------------------
                                                                             -Thousands of Dollars -

FEDERAL INCOME TAX EXPENSE AT STATUTORY RATE                    $  7,385     $   11,500      $    4,986      $   12,504
   State Income Tax Expense, Net of Federal Deduction                971          1,511             655           1,643
   Depreciation Differences (Flow Through Basis)                     736            789           1,416           1,578
   Tax Credits                                                      (130)          (129)           (261)           (258)
   Other                                                             (11)         1,170              (7)          1,448
-------------------------------------------------------------------------------------------------------------------------
TOTAL FEDERAL AND STATE INCOME TAX EXPENSE                      $  8,951     $   14,841      $    6,789      $   16,915
=========================================================================================================================


     The total Federal and State Income Tax Expense in the table above is included in UniSource Energy and TEP's income statements.

--------------------------------------------------------------------------------

   OTHER TAXES

     TEP, UNS Gas and UNS Electric act as conduits or collection agents for excise tax (sales tax) as well as franchise fees and regulatory assessments. They record liabilities payable to governmental agencies when they bill their customers for these amounts. Neither the amounts billed nor payable are reflected in the income statement.


NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

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

     o FAS 154, Accounting Changes and Error Corrections, issued May 2005, provides guidance on the accounting for and reporting of accounting changes and error corrections. FAS 154 requires retrospective application to prior periods for a voluntary change in accounting principle, unless it is impracticable to do so. FAS 154 also provides guidance related to the reporting of a change in accounting estimate, a change in reporting entity and the correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 is not expected to have a significant impact on our financial statements.

     o FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, issued in December 2004, provides guidance on the application of FAS 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction, beginning in 2005, on qualified production activities, including a company's electric generation activities. Under FSP FAS 109-1, recognition of the tax deduction on qualified production activities is ordinarily reported in the year it is earned. FSP FAS 109-1 did not have an impact on our financial statements in the first six months of 2005. We are evaluating the impact of FSP FAS 109-1 on our financial position and results of operations for the remainder of the year.

     In June 2004, the EITF published Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides application guidance on impairment of

--------------------------------------------------------------------------------

securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments and requires certain quantitative and qualitative disclosures for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements are effective for reporting periods ending after December 31, 2003. The FASB issued FSP EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in September 2004 delaying the effective date of the application guidance on impairment of securities until the final issuance of FSP EITF Issue 03-1-a. As of August 4, 2005, a final FSP EITF Issue 03-1-a has not been issued. The adoption of EITF 03-1 is not expected to have a significant impact on our financial statements.


NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

     A reconciliation of net income to net cash flows from operating activities follows:

                                                                                        UNISOURCE ENERGY
                                                                                 --------------------------------
                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                      2005             2004
-------------------------------------------------------------------------------- ---------------- ---------------
                                                                                     -Thousands of Dollars-
NET INCOME                                                                          $   5,685      $    19,222

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH FLOWS
     Depreciation and Amortization Expense                                             68,168           71,696
     Depreciation Recorded to Fuel and Other O&M Expense                                2,765            3,098
     Amortization of Transition Recovery Asset                                         23,623           20,600
     Net Unrealized Loss (Gain) on TEP Forward Electric Sales                           1,088             (780)
     Net Unrealized Gain on MEG Trading Activities                                     (7,143)          (1,689)
     Amortization of Deferred Debt-Related Costs included in Interest Expense           2,004            1,660
     Loss on Reacquired Debt                                                            5,427            1,635
     Provision for Bad Debts                                                            1,372            1,734
     Deferred Income Taxes                                                             10,587            3,200
     Loss (Gain) from Equity Method Entities                                              687           (5,418)
     Other                                                                             14,302           17,956
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                            3,000          (16,979)
         Materials and Fuel Inventory                                                  (6,257)            (255)
         Accounts Payable                                                             (28,093)           6,037
         Interest Accrued                                                              (3,767)          (2,182)
         Taxes Accrued                                                                (18,447)          15,281
         Other Current Assets                                                          69,515          (39,263)
         Other Current Liabilities                                                    (53,196)          45,683
-------------------------------------------------------------------------------- ---------------- ---------------
NET CASH FLOWS - OPERATING ACTIVITIES                                               $  91,320      $   141,236
================================================================================ ================ ===============


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
--------------------------------------------------------------------------------

                                                                                               TEP
                                                                                 --------------------------------
                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                      2005             2004
-------------------------------------------------------------------------------- ---------------- ---------------
                                                                                     -Thousands of Dollars-
NET INCOME                                                                         $     7,458      $   18,811

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH FLOWS
     Depreciation and Amortization Expense                                              57,954          62,438
     Depreciation Recorded to Fuel and Other O&M Expense                                 3,180           3,098
     Amortization of Transition Recovery Asset                                          23,623          20,600
     Net Unrealized Loss (Gain) on TEP Forward Electric Sales                            1,088            (780)
     Amortization of Deferred Debt-Related Costs included in Interest Expense            1,823           1,506
     Loss on Reacquired Debt                                                             5,427           1,635
     Provision for Bad Debts                                                             1,052             813
     Deferred Income Taxes                                                              10,328           7,686
     Gains from Equity Method Entities                                                     (45)            (62)
     Interest on Note Receivable from UniSource Energy                                  (1,684)         (4,639)
     Other                                                                              11,953          21,361
     Changes in Assets and Liabilities which Provided (Used)
       Cash Exclusive of Changes Shown Separately
         Accounts Receivable                                                           (17,748)        (23,162)
         Materials and Fuel Inventory                                                   (4,068)          1,469
         Accounts Payable                                                              (12,438)          5,872
         Interest Accrued                                                               (6,668)         (1,983)
         Interest Received from UniSource Energy                                        11,013               -
         Income Tax Receivable                                                          (1,227)              -
         Taxes Accrued                                                                 (15,965)          5,605
         Other Current Assets                                                            1,951          (1,105)
         Other Current Liabilities                                                      (3,174)           (570)
-------------------------------------------------------------------------------- ---------------- ---------------
NET CASH FLOWS - OPERATING ACTIVITIES                                              $    73,833      $  118,593
================================================================================ ================ ===============



NOTE 14. SUBSEQUENT EVENT
-------------------------

     In July 2005, Millennium received $4 million as a return of its investment in Carboelectrica Sabinas, S. de R.L. de C.V., (Sabinas) a Mexican limited liability company. As a result of the $4 million payment, the book value of the investment in Sabinas was reduced to approximately $14 million. Millennium owns 50% of Sabinas.


NOTE 15. REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
----------------------------------------------------------------

     With respect to the unaudited condensed consolidated financial information of UniSource Energy and TEP for the three-month and six-month periods ended June 30, 2005 and 2004, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 8, 2005, appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     Management's Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its four primary business segments and includes the following:

     o    outlook and strategies,
     o operating results during the second quarter and first six months of 2005 compared with the same periods in 2004,
     o    factors which affect our results and outlook,
     o liquidity, capital needs, capital resources, and contractual obligations,
     o    dividends, and
     o    critical accounting estimates.

     Management's Discussion and Analysis should be read in conjunction with UniSource Energy and TEP's 2004 Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements, beginning on page 2, which present the results of operations for the three and six months ended June 30, 2005, and 2004. Management's Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

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

     TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years. UES began operations in August 2003. UES, through its two operating subsidiaries, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric), provides gas and electric service to 30 communities in northern and southern Arizona. Millennium invests in unregulated businesses, including Global Solar Energy, Inc. (Global Solar), a developer and manufacturer of thin-film photovoltaic cells and modules. UED engages in developing generating resources and other project development activities, including facilitating the expansion of the Springerville Generating Station, but has no significant operations. We conduct our business in four primary business segments - TEP's Electric Utility segment, UNS Gas, UNS Electric and Global Solar.

     UniSource Energy was incorporated in the State of Arizona on March 8, 1995, and obtained regulatory approval to form a holding company in November 1997. On January 1, 1998, TEP and UniSource Energy exchanged shares of stock resulting in TEP becoming a subsidiary of UniSource Energy. Following the share exchange, TEP transferred the stock of its subsidiary Millennium to UniSource Energy.

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

     o    Reduce UniSource Energy's debt, using some of our excess cash flows.

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

     To accomplish our goals, during 2005 we expect to spend the following amounts on capital expenditures:

                       Actual Year-to-Date         Estimate
                          June 30, 2005         Full Year 2005
-------------------- ------------------------ --------------------
                                -Millions of Dollars-
TEP                           $68                      $153
UNS Gas                        13                        23
UNS Electric                    9                        34
-------------------- ------------------------ --------------------


     While we believe that our plans and strategies will continue to have a positive impact on our financial prospects and position, we recognize that we continue to be highly leveraged, and as a result, our access to the capital markets may be limited or more expensive than for less leveraged companies.

RESULTS OF OPERATIONS
---------------------

   THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2004

     UniSource Energy recorded net income of $9 million, or 27 cents per average basic share of Common Stock, in the second quarter of 2005, compared with net income of $13 million, or 37 cents per average basic share of Common Stock, in the same period of 2004. The following factors contributed to the decline:

     2005 included:

     o a $6 million decrease in TEP's gross margin (the sum of retail and wholesale electric revenues less fuel and purchased power expense) due to the following:

          - an $8 million increase in purchased power expense due to higher replacement power costs resulting from planned coal plant maintenance outages and lost energy from the expiration of the Southern California Edison (SCE) Exchange in May 2005; and

          - a $4 million decline in wholesale revenues due to increased retail demand and the lower availability of excess power to sell into the wholesale market; partially offset by

          - a $6 million increase in retail revenues due to warmer weather and a 2% increase in TEP's customer base.

     o a $5 million increase in other operations and maintenance (O&M) expense primarily due to planned outages at TEP's coal-fired plants; and

     o a $4 million increase in total interest expense due to: expenses associated with fees written off for TEP's old Credit Agreement when it entered a new Credit Agreement in May 2005; the repurchase and redemption of $225 million of TEP debt in May 2005; and interest expense at UniSource Energy stand-alone, related to convertible notes issued in March 2005 and the UniSource Energy Credit Agreement, entered into in April 2005; and

     o a $3 million decline in depreciation and amortization related to the extension of useful lives of certain generating assets at TEP in July 2004 and April 2005; and

     o a $3 million increase in other income due to lower expenses related to MEH investments.

     2004 included:

     o    a net loss of $1 million at UNS Gas.


   SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SIX MONTHS ENDED
   JUNE 30, 2004

     UniSource Energy recorded net income of $6 million, or 16 cents per average basic share of Common Stock, in the six months ended June 30, 2005, compared with net income of $19 million, or 56 cents per average basic share of Common Stock, in the same period of 2004. The following factors contributed to the decline:

     2005 included:

     o an $18 million decrease in TEP's gross margin (the sum of retail and wholesale electric revenues less fuel and purchased power expense) due to the following:

          - a $15 million increase in purchased power expense due to higher replacement power costs resulting from planned coal plant maintenance outages and lost energy from the expiration of the SCE Exchange in May 2005; and

          - a $7 million decline in wholesale revenues due to increased retail demand and the lower availability of excess power to sell into the wholesale market; partially offset by

          - a $4 million increase in retail revenues due to warm weather during the second quarter and a 2% increase in TEP's customer base.

     o a $3 million increase in other O&M expense due to higher maintenance costs at TEP's coal-fired plants;

     o a $4 million decline in depreciation and amortization primarily related to the extension of useful lives of certain generating assets at TEP in July 2004 and April 2005; and

     o net income of $4 million at UNS Gas in the first six months of 2005 compared with net income of $3 million in the same period last year.

     2004 included:

     o    a $3 million after-tax gain at MEH from its investment in Haddington.

   CONTRIBUTION BY BUSINESS SEGMENT

     The table below shows the contributions to our consolidated after-tax earnings by our four business segments.

                                          THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED
                                                                                    JUNE 30,
                                              2005           2004            2005             2004
----------------------------------------- ----------------------------- ----------------------------------
                                             -Millions of Dollars-            -Millions of Dollars-
BUSINESS SEGMENT
   TEP                                          $   12         $   18         $    7          $   19
   UNS Gas                                           -             (1)             4               3
   UNS Electric                                      1              1              1               2
   Global Solar                                     (2)            (1)            (3)             (2)
   Other (1)                                        (2)            (4)            (3)             (3)
----------------------------------------- -------------- -------------- --------------- ------------------
       Consolidated Net Income                  $    9         $   13         $    6          $   19
========================================= ============== ============== =============== ==================


(1) Includes: UniSource Energy parent company expenses, including in 2005, interest expense (net of tax) on the UniSource Energy Convertible Senior Notes, the UniSource Energy Credit Agreement, and on the note payable from UniSource Energy to TEP; and in 2004 includes costs associated with the proposed acquisition of UniSource Energy by Saguaro; income and losses from other Millennium investments; and income and losses from UED.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     UNISOURCE ENERGY CONSOLIDATED CASH FLOWS

        SIX MONTHS ENDED JUNE 30,                    2005              2004
                                                      -Millions of Dollars-
        --------------------------------------- ---------------- ---------------
        Cash provided by (used in):
           Operating Activities                      $   91           $  141
           Investing Activities                         (75)             (57)
           Financing Activities                         (67)             (56)
        --------------------------------------- ---------------- ---------------
        Net Increase (Decrease) in Cash              $  (51)          $   28
        ======================================= ================ ===============


     UniSource Energy's consolidated cash flows are provided primarily from retail and wholesale energy sales at TEP, UNS Gas and UNS Electric, net of the related payments for fuel and purchased power. Generally, cash from operations is lowest in the first quarter and highest in the third quarter due to TEP's summer peaking load.

     We use our available cash primarily to:

     o    finance capital expenditures at TEP, UNS Gas and UNS Electric;

     o    pay dividends to shareholders; and

     o reduce leverage by repaying or repurchasing debt and investing in lease debt.

     The primary source of liquidity for UniSource Energy, the parent company, is dividends it receives from its subsidiaries, primarily TEP. Under our tax sharing agreement, our subsidiaries make income tax payments to UniSource Energy, which makes payments on behalf of the consolidated group.

     As of August 4, 2005, cash and cash equivalents available to UniSource Energy was approximately $113 million.

     OPERATING ACTIVITIES

     In the first six months of 2005, net cash flows from operating activities decreased by $50 million compared with the same period in 2004. The following factors contributed to the decrease:

     2005 included:

     o an $8 million increase in cash receipts from electric and gas sales; offset by

          - a $6 million increase in fuel costs paid and a $28 million increase in purchased power costs paid due to planned outages at Springerville Unit 2 and San Juan Unit 2 and higher natural gas prices;

     o a $10 million increase in payments for O&M costs related to the planned outages at TEP's plants;

     o a $4 million increase in wages paid due to a greater number of employees, rising wage levels and higher incentive compensation; and

     o a $4 million decrease in total taxes paid, net of income tax refunds received, due to a smaller final tax payment related to prior year consolidated income tax returns.

     2004 included:

     o $17 million received by TEP related to the return to TEP of a deposit for its 1992 Mortgage; and

     o $4 million in other cash receipts related to the sale of an investment by a Millennium subsidiary.

     INVESTING ACTIVITIES

     Net cash used for investing activities was $17 million higher in the first six months of 2005 compared with the same period in 2004, primarily due to the following factors:

     2005 included:

     o a $19 million increase in capital expenditures due primarily to a planned maintenance outage at Springerville and TEP's share of the construction costs of the Luna Energy Facility; and

     o other cash receipts of $8 million due primarily to the redemption of a $5 million certificate of deposit at TEP.

     2004 included:

     o $10 million received as a return on an MEH investment in Haddington and a payment received on a note receivable held by Nations Energy; and

     o    a $4 million purchase of Springerville lease debt.


         FINANCING ACTIVITIES

     Net cash flows used for financing activities were $12 million higher in the first six months of 2005 compared with the same period in 2004. The following factors contributed to the change:

     2005 included:

     o proceeds of $240 million related to UniSource Energy's issuance of $150 million of Convertible Senior Notes and borrowings of $90 million under its term loan;

     o    borrowings under TEP's revolving credit facility of $40 million;

     o $282 million increase in repayments on long-term debt related to TEP's early redemption of $53 million of First Mortgage Bonds in the first three months of 2005, the repurchase and redemption of $225 million of fixed-rate tax exempt debt in May 2005 and a $1 million principal payment on the UniSource Energy term loan;

     o    a $5 million increase in TEP's payments on capital lease obligations;
          and

     o a $4 million increase in dividends paid to UniSource Energy shareholders.

     As a result of the activities described above, our consolidated cash and cash equivalents decreased to $103 million at June 30, 2005, from $154 million at December 31, 2004. We invest cash balances in high-grade money market securities with an emphasis on preserving the principal amounts invested.

     At August 4, 2005, our consolidated cash balance, including cash equivalents, was approximately $113 million.

     We believe that we will continue to have sufficient cash flow to cover our capital needs, as well as required debt payments and dividends to shareholders. In the event that we experience lower cash from operations in 2005, the Company will use its revolving credit facilities to fund its cash needs.

     Convertible Senior Notes
     ------------------------

     In March 2005, UniSource Energy issued $150 million of 4.50% Convertible Senior Notes due 2035 in a private placement. The Convertible Senior Notes are unsecured and are not guaranteed by TEP or any other UniSource Energy subsidiary. Each $1,000 of Convertible Senior Notes is convertible into 26.6667 shares of our Common Stock at any time, representing a conversion price of approximately $37.50 per share of our Common Stock, subject to adjustment in certain circumstances.

     We will pay interest on the Convertible Senior Notes semi-annually, beginning on September 1, 2005.

     UniSource Credit Agreement
     --------------------------

     In April 2005, UniSource Energy entered into a $105 million five-year credit agreement with a group of lenders (UniSource Credit Agreement) which expires on April 15, 2010. The UniSource Credit Agreement includes a $90 million term loan facility and a $15 million revolving credit facility. Quarterly principal payments of $1.25 million are due beginning June 30, 2005, with the balance due at maturity.

     We borrowed $80 million under the $90 million term loan on May 10, 2005, and the remaining $10 million on June 29, 2005. We made the required $1.25 million principal payment on June 30, 2005, leaving an outstanding balance on the term loan of $88.75 million.

     We pay interest on the term loan and on borrowings under the revolving credit facility at LIBOR plus 1.75% or the agent bank's reference rate plus 0.75%. We paid a commitment fee of 0.50% on the unused portion of the term loan until it was fully drawn at June 29, 2005, and pay a commitment fee of 0.50% on the unused portion of the revolving credit facility.

     The UniSource Credit Agreement restricts additional indebtedness, liens, mergers, sales of assets, and investments and acquisitions. We must also meet:
(1) a minimum cash flow to interest coverage ratio for UniSource Energy on a standalone basis and (2) a maximum leverage ratio on a consolidated basis. We may pay dividends, if after giving effect to the dividend payment, we have more than $15 million of unrestricted cash and unused revolving credit. As of June 30, 2005, we were in compliance with the terms of the UniSource Credit Agreement.

     If an event of default occurs, the UniSource Credit Agreement may become immediately due and payable. An event of default includes failure to make required payments under the UniSource Credit Agreement, failure of UniSource Energy or certain subsidiaries to make payments or default on debt greater than $20 million, or certain bankruptcy events at UniSource Energy or certain subsidiaries.

     We expect that we may borrow from time to time under the revolving credit facility to meet temporary cash needs. As of June 30, 2005, we had no borrowings outstanding under the revolving credit facility.

     Use of Proceeds
     ---------------

     On March 1, 2005, we received $146 million of net proceeds from the sale of the Convertible Senior Notes, which was used as follows:

     o to repay our $95 million promissory note to TEP plus accrued interest of $11 million on March 1, 2005;

     o to make a capital contribution of $6 million to UNS Gas and a capital contribution of $4 million to UNS Electric on March 10, 2005; and

     o to make a capital contribution of $110 million to TEP on May 10, 2005, using the remaining $30 million from the sale of the notes, along with $80 million of proceeds from the term loan.

     TEP used the proceeds from the capital contribution, the inter-company note repayment (described above), along with borrowings under its revolving credit facility to repurchase and redeem $225 million of fixed-rate tax-exempt debt obligations. See, Tucson Electric Power, Bond Repurchases and Redemptions, and Tucson Electric Power Company, Liquidity and Capital Resources, Dividends on Common Stock, below.

     GUARANTEES AND INDEMNITIES

     In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees at June 30, 2005 are:

     - UES' guarantee of $160 million of senior unsecured notes issued by UNS Gas and UNS Electric to purchase the Citizens Communication Company (Citizens') Arizona gas and electric system assets;

     - UES' guarantee of a $40 million revolving credit facility available to UNS Gas and UNS Electric;

     - UniSource Energy's guarantee of approximately $8 million in natural gas and supply payments and building lease payments for UNS Gas and UNS Electric and subsidiaries of Millennium; and

     - Millennium's guarantee of approximately $3 million in commodity-related payments for MEG and building lease payments for a subsidiary.

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

   CONTRACTUAL OBLIGATIONS

     There are no significant changes in our contractual obligations or other commercial commitments from those reported in our 2004 Annual Report on Form 10-K, other than: the UniSource Energy Credit Agreement (described above); the repayment of debt obligations at TEP and the termination of TEP's 1941 Mortgage, described below; and the UNS Gas/UNS Electric Credit Agreement, described below.

   DIVIDENDS ON COMMON STOCK

     The following table shows the dividends declared to UniSource Energy shareholders for 2005.

                                                                                               DIVIDEND AMOUNT
     DECLARATION DATE             RECORD DATE                PAYMENT DATE                 PER SHARE OF COMMON STOCK
--------------------------- ------------------------- ---------------------------- -----------------------------------------
 February 4, 2005           February 15, 2005         March 8, 2005                                 $0.19
 May 6, 2005                May 18, 2005              June 10, 2005                                  0.19


   INCOME TAX POSITION

     At June 30, 2005, UniSource Energy and TEP had, for federal and state income tax filing purposes, the following carryforward amounts:

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

                                                         SALES                 OPERATING REVENUE
THREE MONTHS ENDED JUNE 30,                       2005           2004         2005          2004
                                                   -Millions of kWh-         -Millions of Dollars-
--------------------------------------------- -------------- ------------- ------------ --------------
ELECTRIC RETAIL SALES:
  Residential                                         908           826      $   84       $    81
  Commercial                                          498           478          52            51
  Industrial                                          596           603          44            43
  Mining                                              224           205          10             9
  Public Authorities                                   66            66           5             5
--------------------------------------------- -------------- ------------- ------------ --------------
TOTAL ELECTRIC RETAIL SALES                         2,292         2,178      $ 195          $ 189
--------------------------------------------- -------------- ------------- ------------ --------------
ELECTRIC WHOLESALE SALES DELIVERED:
  Long-term Contracts                                 277           282        12              13
  Other Sales                                         477           654        24              27
  Transmission                                          -             -          2              2
  Net Unrealized Gain (Loss) on Forward
     Sales of Energy                                    -             -          -             -
--------------------------------------------- -------------- ------------- ------------ --------------
TOTAL ELECTRIC WHOLESALE SALES                        754           936         38             42
--------------------------------------------- -------------- ------------- ------------ --------------
         TOTAL ELECTRIC SALES                       3,046         3,114      $ 233        $   231
============================================= ============== ============= ============ ==============

WEATHER DATA:                                        2005            2004
   COOLING DEGREE DAYS
   Three Months Ended June 30,                        454           402
   10-Year Average                                    434           418
   % Over / (Under) Prior Year                        13%          (15%)
   % Over / (Under) 10-Year Average                    5%           (4%)
   HEATING DEGREE DAYS
   Three Months Ended June 30,                         31            57
   10-Year Average                                     72            80
   % Over / (Under) Prior Year                       (46%)         (19%)
   % Over / (Under) 10-Year Average                 (132%)         (29%)
--------------------------------------------- -------------- ------------- ------------ --------------


     Total revenues from kWh sales to retail customers increased by $6 million, or 3%, in the second quarter of 2005 compared with the same period last year. Residential kWh sales increased 10% and commercial kWh sales increased 4%, benefiting from warmer weather and customer growth. Cooling degree days were 13% higher than last year and 5% above the 10-year average. The total number of retail customers as of June 30, 2005 was 379,964, up 2.4% from a year ago. The average price of copper during the second quarter of 2005 was $1.53 per pound, or 24% higher than the average price in the same period last year, leading to increased mining activity and a 9% increase in kWh sales to TEP's mining customers; revenues from TEP's mining customers increased $1 million. Total retail kWh sales increased by 5% in the second quarter of 2005 compared with the same period last year.

     Wholesale revenues decreased $4 million, or 10%, in the second quarter of 2005 compared with the second quarter of 2004. Wholesale sales opportunities were limited in the second quarter of 2005 due to higher retail energy demand and planned outages at the San Juan and Four Corners Generating Stations. The average wholesale market price of energy was $45 per MWh in the second quarter of 2005, compared with $44 per MWh in the comparable period in 2004. See Factors Affecting Results of Operations, Western Energy Markets, Market Prices, below.

                                                         SALES                 OPERATING REVENUE
SIX MONTHS ENDED JUNE 30,                         2005           2004         2005          2004
                                                   -Millions of kWh-         -Millions of Dollars-
--------------------------------------------- -------------- ------------- ------------ --------------
ELECTRIC RETAIL SALES:
  Residential                                       1,558         1,544       $ 140       $   139
  Commercial                                          849           836          88            87
  Industrial                                        1,108         1,093          79            79
  Mining                                              444           398          21            18
  Public Authorities                                  110           116           8             9
--------------------------------------------- -------------- ------------- ------------ --------------
TOTAL ELECTRIC RETAIL SALES                         4,069         3,987       $ 336         $ 332
--------------------------------------------- -------------- ------------- ------------ --------------
ELECTRIC WHOLESALE SALES DELIVERED:
  Long-term Contracts                                 585           628           27           28
  Other Sales                                         930         1,197           47           52
  Transmission                                          -             -            4            4
  Net Unrealized Gain (Loss) on Forward
     Sales of Energy                                    -             -          (1)           -
--------------------------------------------- -------------- ------------- ------------ --------------
TOTAL ELECTRIC WHOLESALE SALES                      1,515         1,825      $     77      $   84
--------------------------------------------- -------------- ------------- ------------ --------------
         TOTAL ELECTRIC SALES                       5,584         5,812      $   413      $   416
============================================= ============== ============= ============ ==============

WEATHER DATA:                                        2005            2004
   COOLING DEGREE DAYS
   Six Months Ended June 30,                          454           407
   10-Year Average                                    434           418
   % Over / (Under) Prior Year                        12%          (14%)
   % Over / (Under) 10-Year Average                    9%           (3%)
   HEATING DEGREE DAYS
   Six Months Ended June 30,                          805           934
   10-Year Average                                    880           876
   % Over / (Under) Prior Year                       (14%)          24%
   % Over / (Under) 10-Year Average                   (9%)           7%
--------------------------------------------- -------------- ------------- ------------ --------------


     Total revenues from kWh sales to retail customers increased by $4 million, or 1%, in the first six months of 2005 compared with the same period last year. Mild winter weather during the first quarter was offset by customer growth and warmer weather during the second quarter. Residential kWh sales increased 1% and commercial kWh sales increased 2% during the first six months of 2004. The average price of copper in the first six months of 2005 was $1.50 per pound, or 22% higher than the average price in first six months of 2004, leading to increased mining activity and a 12% increase in kWh sales to TEP's mining customers; revenues from TEP's mining customers increased $3 million. Total retail kWh sales increased by 2% in the first six months of 2005 compared with the same period last year.

     Wholesale revenues decreased $7 million, or 8%, in the first six months of 2005 compared with the same period in 2004. Planned outages at TEP's Springerville Unit 2 and San Juan Unit 2 limited wholesale sales opportunities. The average wholesale market price of energy was $45 per MWh in the first six months 2005, compared with $42 per MWh in the comparable period in 2004. See Factors Affecting Results of Operations, Western Energy Markets, Market Prices, below.

   OPERATING EXPENSES

     FUEL AND PURCHASED POWER EXPENSE

     TEP's fuel and purchased power expense, and energy resources for the second quarters of 2005 and 2004 are shown in the table below.

                                                           GENERATION                 EXPENSE
THREE MONTHS ENDED JUNE 30,                            2005        2004         2005          2004
                                                       -Millions of kWh-      -Millions of Dollars-
---------------------------------------------------- ----------------------- -------------------------

Coal-Fired Generation                                    2,767     2,910      $  48         $    47
Gas-Fired Generation                                        89        98          8               8
---------------------------------------------------- --------- ------------- ------------ -------------
Total Generation                                         2,856     3,008         56              55
Purchased Power                                            416       328         27              19
---------------------------------------------------- --------- ------------- ------------ -------------
Total Resources                                          3,272     3,336       $  83        $    74
                                                                             ============ =============
Less Line Losses, Company Use and Other                    226       222
---------------------------------------------------- --------- -------------
Total Energy Sold                                        3,046     3,114
==================================================== ========= =============


     Total fuel expense at TEP's generating plants was $56 million in the second quarter of 2005, up $1 million from the same period last year, despite lower generating output. Coal-fired generation declined 143,000 MWh, or 5%, compared with the second quarter of 2004 due to maintenance outages at San Juan Unit 2, Four Corners Unit 5, as well as some minor unplanned outages at TEP's other coal plants. Gas-fired generation decreased by 9,000 MWh, however gas-related fuel expense was unchanged due to higher natural gas prices.

     Purchased power expense increased $8 million compared with the second quarter of 2004, due to an increase of 27%, or 88,000 MWh, in power purchases to replace energy lost from coal plant outages and the expiration of the SCE Exchange. In addition, the average wholesale market price for power increased 2% compared with the second quarter of 2004. The SCE Exchange expired in May 2005. The agreement required SCE to provide 110 MW of firm system capacity to TEP during the summer months (May through September) and for TEP to return to SCE in the winter months (November through February) the same amount of energy that TEP received during the preceding summer. See Factors Affecting Results of Operations, Western Energy Markets, Market Prices, below.

                                                           GENERATION                 EXPENSE
SIX MONTHS ENDED JUNE 30,                              2005        2004         2005          2004
                                                       -Millions of kWh-      -Millions of Dollars-
---------------------------------------------------- ----------------------- -------------------------

Coal-Fired Generation                                    5,172     5,673       $  90        $    94
Gas-Fired Generation                                       145       110          13              9
---------------------------------------------------- --------- ------------- ------------ -------------
Total Generation                                         5,317     5,783         103            103
Purchased Power                                            681       424          40             25
---------------------------------------------------- --------- ------------- ------------ -------------
Total Resources                                          5,998     6,207       $ 143        $   128
                                                                             ============ =============
Less Line Losses, Company Use and Other                    414       395
---------------------------------------------------- --------- -------------
Total Energy Sold                                        5,584     5,812
==================================================== ========= =============


     During the first six months of 2005, planned outages at TEP's 380-megawatt coal-fired Springerville Unit 2 facility, San Juan Unit 2 and Four Corners Unit 5, the expiration of the SCE Exchange and minor unplanned outages at some of TEP's coal-fired generating units led to higher gas-related fuel costs and higher purchased power expenses. Total fuel expense at TEP's generating plants was unchanged in the first six months of 2005, compared to the same period last year. Lower coal-fired generation costs were offset by an increase in gas-related fuel expense of $4 million, due to the higher use of TEP's gas-fired generating resources as well as higher commodity prices for gas. The average price per MMBtu of gas at the Permian basin was 12% higher than in the first six months of 2004.

     Purchased power expense increased $15 million compared with the first six months of 2004, due to an increase of 61%, or 257,000 MWh, in power purchases to replace energy lost from coal plant outages and the SCE Exchange. In addition, the average wholesale market price for power was 7% higher compared with the first six months of 2004. See Factors Affecting Results of Operations, Western Energy Markets, Market Prices, below.

     The table below shows the average cost per kWh for TEP's generating plants by fuel type.


                          THREE MONTHS                 SIX MONTHS
                         ENDED JUNE 30,              ENDED JUNE 30,
                        2005         2004         2005          2004
                         -cents per kWh-            -cents per kWh-
     --------------- ------------------------- --------------------------
     Coal               1.73         1.76         1.75          1.65
     Gas                9.01         9.16         8.89          8.05
     All fuels          1.96         1.84         1.94          1.78
     --------------- ------------ ------------ ------------ -------------


     OTHER OPERATING EXPENSES

     Other O&M expense increased $5 million in the second quarter of 2005, compared with the same period last year; and increased $5 million in the first six months of 2005 compared with the first six months of 2004, primarily due to the plant outages described above. During the first six months of 2005, TEP recorded a gain of $3 million on the sale of excess SO2 emissions allowances.

     Depreciation and amortization decreased $4 million in the second quarter of 2005, compared with the second quarter of 2004 primarily due to the extension of useful lives of certain generating assets at TEP in July 2004 and April 2005.

     Amortization of the Transition Recovery Asset (TRA) increased $2 million in the second quarter of 2005 and $3 million in the first six months of 2005. Amortization of the TRA is the result of the Settlement Agreement with the ACC, which changed the accounting method for TEP's generation operations. This item reflects the recovery, through 2008, of transition recovery assets which were previously regulatory assets of the generation business. The amount of amortization is a function of the TRA balance and total kWh consumption by TEP's distribution customers.

     The table below shows estimated annual TRA amortization and unamortized TRA year-end balances for 2005 through 2008.

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
     ----------------------- ---------------------------- -------------------


     OTHER INCOME (DEDUCTIONS)

     In the second quarter and first six months of 2004, TEP's Income Statement included inter-company Interest Income of $2 million and $5 million, respectively. This represented Interest Income on a promissory note TEP received from UniSource Energy in exchange for the transfer to UniSource Energy of its stock in Millennium in 1998. UniSource Energy repaid the inter-company promissory note on March 1, 2005. On UniSource Energy's Consolidated Statement of Income, this Interest Income, as well as UniSource Energy's related interest expense, was eliminated as an inter-company transaction. See Liquidity and Capital Resources, TEP Cash Flows, Inter-Company Note from UniSource Energy, below.

     INTEREST EXPENSE

     Total interest expense increased by $1 million, or 4%, in the second quarter of 2005. In May 2005, TEP entered into a new credit agreement. Upon entering the new agreement, TEP expensed $2 million of unamortized issuance costs associated with the prior credit agreement. Also in May 2005, TEP repurchased and redeemed $225 million of debt and recorded a loss of $3 million related to this transaction. For the second quarter of 2005, the $5 million of expenses related to these two transactions was partially offset by the lower rates under TEP's new credit agreement and the interest savings related to the $225 million of debt that was redeemed and repurchased. In the first six months of 2005, total interest expense decreased $2 million, or 3%, compared with the same period last year.

     INCOME TAX EXPENSE

     Income tax expense decreased $6 million in the second quarter of 2005 compared with the same period in 2004, due to lower pre-tax income. In the first six months of 2005, income tax expense decreased $10 million compared with the same period in 2004, due to lower pre-tax income.

FACTORS AFFECTING RESULTS OF OPERATIONS
---------------------------------------

   COMPETITION

     The electric utility industry has undergone significant regulatory change in the last few years designed to encourage competition in the sale of electricity and related services. However, the experience in California with deregulation has caused many states, including Arizona, to re-examine the viability of retail electric deregulation.

     As of January 1, 2001, all of TEP's retail customers are eligible to choose an alternate energy service provider (ESP). Certain portions of the ACC's rules that enabled ESPs to compete in the retail market were invalidated by a recent Arizona Court of Appeals decision described below. Currently none of TEP's retail customers are receiving service from ESPs.

     TEP has met all conditions required by the ACC to facilitate electric retail competition, including ACC approval of TEP's direct access tariffs. ESPs must meet certain conditions before electricity can be sold competitively in TEP's service territory. Examples of these conditions include ACC certification of ESPs, and execution by ESPs of, and compliance with, direct access service agreements with TEP.

     In January 2005, an Arizona Court of Appeals decision became final in which the Court held invalid certain portions of the ACC rules on retail competition and related market pricing. Based on this decision, we expect that the ACC will address the competition rules in an administrative proceeding. We cannot predict what changes, if any, the ACC will make to the competition rules. See Rates, Recent Motion Filed with ACC, below.

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

     o unbundling of electric services with separate rates or prices for generation, transmission, distribution, metering, meter reading, billing and collection, and ancillary services;
     o a process for ESPs to become licensed by the ACC to sell generation services at market prices to TEP retail customers;
     o access for TEP retail customers to buy market priced generation services from ESPs beginning in 2000 (currently, no TEP customers are purchasing generation services from ESPs);
     o transmission and distribution services would remain subject to regulation on a cost of service basis; and
     o beginning in 2009, TEP's generation would be market based and its retail customers would pay the market rate for generation services.

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

     The general rate case information uses a historical test year ended December 31, 2003 and establishes, based on TEP's standard offer service, that TEP is experiencing a revenue deficiency of $111 million. The rate case information includes, among other things, Springerville Unit 1 costs and other generation costs including fuel costs in excess of those recovered through existing rates. The proposed weighted cost of capital for the test year ended December 31, 2003 is 8.78%, including an 11.5% return on equity (increased from 10.67% currently authorized). The rate case information uses a hypothetical 40% equity capitalization (excluding capital lease obligations) rather than the hypothetical 37.5% equity capitalization used in TEP's last general rate case. As a result of the debt repurchases and redemptions made during the second quarter of 2005, TEP's actual equity capitalization at June 30, 2005 improved to 40.6%.

     On June 24, 2005, intervenor testimony in TEP's 2004 rate review was due and several intervenors filed their respective testimony. None of the intervenor testimony filed proposed any increase or decrease to TEP's rates; all intervenors recommended that TEP's rates remained unchanged. On July 11, 2005, an ACC administrative law judge (ALJ) issued a procedural order suspending the remaining testimony filing deadlines and hearing in the 2004 rate review. The order indicated that the ALJ will evaluate the parties' positions and the need for further proceedings.

     Despite TEP's position that it has a revenue deficiency and the intervenor testimony recommending no change in rates, the ACC could conclude during this 2004 rate review process that TEP should decrease rates; any such determination would be strongly opposed by TEP.

     Transition
     ----------

     The Settlement Agreement provides that TEP's fixed CTC will expire when TEP's $450 million transition asset is fully amortized and recovered or on December 31, 2008, whichever is earlier. Based on current projections of retail sales, the TRA is expected to be fully amortized by mid-2008. The Settlement Agreement also specifies that TEP's floating competitive transition charge (floating CTC) will expire on December 31, 2008. This charge, which moves inversely to changes in market-based generation services rates, presently appears as a credit on retail customer bills. Based on current forward pricing in the wholesale energy markets, TEP anticipates that the floating CTC will continue to appear as a credit on retail customer bills through 2008. After the expiration of the floating CTC, TEP's rates for generation services should be market based.

     Absent any other change to TEP's retail rate structure, including continued inability to recover actual costs, TEP estimates that the expiration of the fixed CTC in 2008 (which has provided revenues, on average of .93 cents per kWh sold, or approximately $80 million annually) would result in an average decrease in revenues from retail rates of approximately 12% relative to revenues from current retail rates. However, absent any other change except the expiration of the fixed CTC, the expiration in 2008 of the floating CTC would result in market-based generation services rates which would, based on current pricing in the wholesale energy markets, produce a retail rate increase in January 2009 of approximately 10-15% relative to current retail rates.

     We are operating pursuant to the Settlement Agreement. However, we cannot predict the future rate methodologies for TEP which the ACC could authorize, including whether the ACC will permit or require market-based rates for generation services, reinstate cost of service ratemaking for all or a portion of TEP's generation services or require an alternate methodology to determine rates for TEP's generation services. Under any circumstances, TEP will seek appropriate recovery and return on its investment in assets used to serve its customers.

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

     Recent Motion Filed with ACC
     ----------------------------

     Given the recent court action described above, the ACC may revise its Rules and rate methodologies prior to the expiration in 2008 of the Settlement Agreement. A new structure could replace that established pursuant to the Settlement Agreement prior to January 2009.

     In an effort to resolve the uncertainty surrounding the methodology that will be applied to determine TEP's rates for generation service after the current CTCs expire, TEP filed a motion with the ACC on May 4, 2005 requesting that the ACC issue an order declaring its position regarding the rate treatment that will be afforded to TEP's generation assets after 2008.

     The motion states TEP's preference for the ACC to adhere to the Settlement Agreement and continue to authorize TEP to charge market-based rates for generation services after December 31, 2008. The motion also states that, if the ACC intends to rescind TEP's authorization to charge market-based rates for its generation services, that change will have immediate consequences for the Settlement Agreement, the 2004 general rate case information filing and future TEP rate cases. Accordingly, TEP requested that the ACC clarify its intentions in this regard. In addition, TEP requested that a procedural conference be held in the 2004 rate review proceedings to discuss the status of that case pending the issuance of an order in response to TEP's motion.

     In May 2005, a number of participants in TEP's rate proceedings, including the Staff of the ACC, filed responses to TEP's motion. Those responses reflect differing interpretations of the Settlement Agreement which established TEP's existing rate structure and generation service rates, and the effect of the 2002 Track A order which eliminated the requirement that TEP transfer its generation assets to a subsidiary and the future of electric competition in Arizona. A number of these responses dispute TEP's assertion that the existing rate structure contemplates market-based rates for generation services after December 31, 2008.

     On June 1, 2005, TEP filed a reply in support of its motion. The reply stated that the differences of opinion expressed in the various responses filed underscore the need for the ACC to clarify how it will determine TEP's rates for generation services after December 31, 2008. TEP's reply also stated that, although it would prefer that the ACC continue to authorize TEP to charge market-based rates for generation services after December 31, 2008, it is concerned that its customers will be subject to a significant rate increase in 2009.

     TEP believes that any actions by the ACC should not deny TEP the economic benefits of the Settlement Agreement, and accordingly analyzed how the Settlement Agreement can be modified so as to: (i) preserve the intent of the parties; (ii) avoid a significant rate increase in 2009; (iii) mitigate a negative financial impact on TEP; and (iv) provide all interested parties with certainty in the near future about TEP's post-2008 rate structure.

     TEP's reply suggests that these goals can be accomplished through a modification to the Settlement Agreement which includes the following concepts:
(i) an extension of the existing rate freeze at current rates; (ii) retention of the current CTC amortization schedule; (iii) a commitment not to seek rate treatment for certain TEP generation assets; and (iv) implementation of a mechanism to protect TEP from extreme fuel market volatility after December 31, 2008. TEP intends to discuss its proposal with the parties to the Settlement Agreement and ACC staff and, thereafter, enter into formal negotiations to seek to modify the Settlement Agreement.

     On June 10, 2005 and on July 11, 2005, the ALJ issued procedural orders related to TEP's 2004 rate review. The procedural orders took no action on TEP's May 4, 2005 motion, however suggested a more appropriate procedure was for TEP to file a motion to reopen the record approving the Settlement Agreement. On July 25, 2005, TEP informed the ALJ that it will file a motion by September 12, 2005, seeking to amend the decision approving the Settlement Agreement to address TEP's concerns about how rates will be set after December 31, 2008.

   WESTERN ENERGY MARKETS

     As a participant in the western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions and market participants. TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy at market-based rates in the wholesale market.

     As of June 30, 2005, electric generating capacity in Arizona has grown to approximately 25,000 MW; an increase of nearly 60% since 2001. A majority of the growth over the last three years is the result of 16 new or upgraded gas-fired generating units with a combined capacity of approximately 9,200 MW.

     MARKET PRICES

     The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index increased in the second quarter 2005, as did the average price for natural gas based on the Permian Index. Average market prices for around-the-clock energy began to rise in 2003 and have continued to increase during 2004 and the first six months of 2005 primarily due to high natural gas prices. As a result of all of these factors, TEP's natural gas and purchased power expenses were higher in the first six months of 2005 than the same period in 2004. Energy prices remain at these high levels to date; however, we cannot predict whether these higher prices will continue, or whether changes in various factors that influence demand and supply will cause prices to fall during 2005.

     AVERAGE MARKET PRICE FOR AROUND-THE-CLOCK ENERGY                $/MWH
     ---------------------------------------------------------- ----------------
          Quarter ended June 30, 2005                                $ 45
          Quarter ended June 30, 2004                                  44

          Six Months Ended June 30, 2005                             $ 45
          Six Months Ended June 30, 2004                               42
     ---------------------------------------------------------- ----------------

     AVERAGE MARKET PRICE FOR NATURAL GAS                           $/MMBTU
     ---------------------------------------------------------- ----------------
          Quarter ended June 30, 2005                               $6.10
          Quarter ended June 30, 2004                                5.39

          Six Months Ended June 30, 2005                           $ 5.83
          Six Months Ended June 30, 2004                             5.21
     ---------------------------------------------------------- ----------------


     In addition to energy from its coal-fired facilities, TEP typically uses purchased power, supplemented by generation from its gas-fired units, to meet the summer peak demands of its retail customers and to meet local reliability needs. Some of these purchased power contracts are price indexed to natural gas prices. Short-term and spot power purchase prices are also closely correlated to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel and gas-indexed purchased power with fixed price contracts for a maximum of three years. TEP currently has approximately 60% of this exposure hedged for the remaining portion (July through October) of the summer peak period of 2005 at a weighted average price of $5.88 per MMBtu. TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.

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

     WATER SUPPLY

     Drought conditions in northern New Mexico and Colorado, combined with increased water usage in Arizona, Nevada and southern California, have caused water levels to significantly recede at Lake Powell, which supplies operating water for the Navajo Generating Station. The decision was made in the second quarter of 2005 to lower the water intakes in Lake Powell, which will help minimize the exposure of water loss to the plant due to continuing drought conditions. TEP's share of the expected total cost is approximately $2 million based on its 7.5% ownership interest in Navajo Units 1, 2, and 3 (168 MW capacity).

     TEP does not believe that its operations will be materially affected by this drought.

     EMISSIONS ALLOWANCES

     TEP has SO2 Emissions Allowances in excess of what is required to operate its generating units. The excess results primarily from a higher removal rate of SO2 emissions at Springerville Units 1 and 2 following recent upgrades to environmental plant components and related changes to plant operations. From time to time, TEP will sell a portion of its excess Emissions Allowances. In the first six months of 2005, TEP sold 5,000 SO2 Emissions Allowances, recognizing a gain of $3 million. As of June 30, 2005, TEP has sold forward 2,500, 10,000 and 7,500 SO2 Emissions Allowances for settlement in 2005 (third quarter), 2006 and 2007, respectively.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    TEP CASH FLOWS

     TEP's capital requirements consist primarily of capital expenditures and optional and mandatory redemptions of long-term debt and capital lease obligations. Cash flow from operations typically is the lowest in the first quarter and highest in the third quarter due to TEP's summer peaking load.

SIX MONTHS ENDED JUNE 30,                                             2005           2004
                                                                     -Millions of Dollars-
---------------------------------------------------------------- --------------- --------------
Net Cash Flows - Operating Activities                                $  74            $  119
   Capital Expenditures                                                (68)              (53)
---------------------------------------------------------------- --------------- --------------
          Net Cash Flows after Capital Expenditures*                     6                66
---------------------------------------------------------------- --------------- --------------
   Debt Maturities                                                       -                (1)
   Retirement of Capital Lease Obligations                             (49)              (44)
   Proceeds from Investment in Springerville
      Lease Debt and Equity                                              8                 8
---------------------------------------------------------------- --------------- --------------
Net Cash Flows Available after Required Payments*                    $ (35)             $ 29
================================================================ =============== ==============

* We believe that Net Cash Flows after Capital Expenditures and Net Cash Flows
Available After Required Payments, which are non-GAAP financial measures, provide useful information to investors as measures of liquidity and our ability to meet our capital requirements and mandatory redemptions of debt and capital lease obligations.


     During 2005, TEP expects to generate sufficient internal cash flows to fund its operating activities, construction expenditures, required debt maturities, and to pay dividends to UniSource Energy. However, TEP's cash flows may vary due to changes in wholesale revenues, changes in short-term interest rates, and other factors. TEP currently has $50 million available under its Revolving Credit Facility which it may borrow if cash flows fall short of expectations or if monthly cash requirements temporarily exceed available cash balances. As of June 30, 2005, TEP had $40 million outstanding under its Revolving Credit Facility, of which $30 million was repaid in July 2005. See UniSource Energy, Liquidity and Capital Resources, UniSource Energy Credit Agreement, Use of Proceeds, above, and Bond Issuances and Redemptions, below.

     OPERATING ACTIVITIES

     In the first six months of 2005, net cash flows from operating activities declined by $45 million compared with the same period in 2004. The following factors contributed to the decrease:


     2005 included:

     o a $5 million increase in cash receipts from electric retail sales was offset by a $4 million decrease in cash receipts from wholesale sales due to the lower availability of excess power to sell into the wholesale market;

     o a $23 million increase in fuel and purchased power costs paid, due to higher replacement power costs resulting from planned coal plant maintenance outages, lost energy from the expiration of the SCE Exchange in May 2005 and higher gas-related fuel costs.

     o a $13 million increase in payments for O&M costs related to the planned outage at Springerville Unit 2 and maintenance costs at the San Juan Generating Station; O&M costs include $3 million in cash receipts from the sale of SO2 Emissions Allowances;

     o a $5 million increase in wages paid due to a greater number of employees, rising wage levels and higher incentive compensation;

     o an $11 million increase in interest received, due primarily to interest received from UniSource Energy when it repaid its $95 million inter-company loan to TEP; and

     o a $2 million decrease in total interest paid due to lower capital lease obligation balances, lower long-term debt balances and lower annual fees under TEP's Credit Agreement that was entered into in May 2005.

     2004 included:

     o the return of a $17 million deposit related to TEP's second mortgage indenture.

     INVESTING ACTIVITIES

     Net cash used for investing activities was $3 million higher in the first six months of 2005 compared with the same period in 2004, due to the following:

         2005 included:

     o a $15 million increase in capital expenditures related to a planned maintenance outage at Springerville and TEP's share of the construction costs of the Luna Energy Facility; and

     o other cash receipts of $7 million related to proceeds received from the redemption of a certificate of deposit and the sale of land by a TEP subsidiary.

     2004 included:

     o    the use of $4 million to invest in Springerville lease debt.

     FINANCING ACTIVITIES

     Net cash used for financing activities was $35 million higher in the first six months of 2005 compared with the same period in 2004. The following factors contributed to the increase:

     2005 included:

     o a $281 million increase in repayments on long-term debt related to TEP's early redemption of $53 million of First Mortgage Bonds in the first three months of 2005, and the repurchase and redemption of $225 million of fixed-rate tax exempt debt in May 2005;

     o a $6 million increase in other financing costs related to reimbursement of merger expenses paid by UniSource Energy on behalf of TEP;

     o a $5 million increase in scheduled payments made on capital lease obligations;

     o    a capital contribution of $110 million from UniSource Energy;

     o the receipt of $95 million from UniSource Energy as a repayment for an inter-company loan;

     o    $40 million borrowed under TEP's revolving credit facility; and

     o    a $4 million decrease in debt issuance/retirement costs.

     2004 included:

     o    $7 million of dividends paid to UniSource Energy.

     At June 30, 2005, there were $40 million of outstanding borrowings under TEP's revolving credit facility. TEP repaid $30 million of these amounts in July 2005. As of August 4, 2005, cash and cash equivalents available to TEP was approximately $42 million.

     Capital Contribution from UniSource Energy
     ------------------------------------------

     On May 10, 2005, UniSource Energy made a $110 million capital contribution to TEP. TEP used the proceeds during May 2005 to redeem or repurchase certain of its existing debt through tender offers and redemptions. See Bond Issuance and Redemptions, below.

     Bond Repurchases and Redemptions
     --------------------------------

     TEP made a sinking fund payment of $1 million on its 6.1% 1941 Mortgage IDBs in January 2005. In March 2005, TEP redeemed at par the remaining $31 million of its 6.1% 1941 Mortgage IDBs due in 2008, as well as the remaining $21 million of its 7.5% 1941 Mortgage IDBs due in 2006.

     On May 11, 2005, TEP purchased $147 million of its 1997 Pima Series B and $74 million of its 1997 Pima Series C fixed-rate tax-exempt bonds (Repurchased Bonds) at a price of $101.50 per $100 principal amount. On May 18, 2005, TEP redeemed at par the remaining $4 million of bonds outstanding under those series. TEP does not currently plan on canceling the Repurchased Bonds, which will remain outstanding under their respective indentures; however, the Repurchased Bonds will not be presented in our financial statements. TEP may choose to resell the Repurchased Bonds to third parties or cancel them in the future.

     As a result of the capital contribution, inter-company note repayment, and the bond repurchases and redemptions, TEP's ratio of equity to total capitalization (excluding capital leases) improved to 40.6% as of June 30, 2005, which allows TEP to dividend up to 100% of its current year net income to UniSource Energy.

     Capital Lease Obligations
     -------------------------

     At June 30, 2005, TEP had $716 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts.

                                                             BALANCE AT
     LEASED ASSET                                          JUNE 30, 2005              EXPIRATION
     ----------------------------------------------- --------------------------- ---------------------
                                                          - In Millions -
     Springerville Unit 1                                      $432                      2014
     Springerville Coal Handling Facilities                     126                      2015
     Springerville Common Facilities                            104                      2020
     Sundt Unit 4                                                54                      2011
     Other Leases                                                 -                      2006
     ----------------------------------------------- ---------------------------
     Total Capital Lease Obligations                           $716
     =============================================== ===========================


     Except for TEP's 13% equity interest in the Springerville Coal Handling Facilities, TEP will not own these assets at the expiration of the leases. TEP may renew the leases or purchase the leased assets at such time. The renewal and purchase options for Springerville Unit 1 and Sundt Unit 4 are generally for fair market value as determined at that time, while the purchase price option is fixed for the Springerville Coal Handing Facilities and Common Facilities.

     TEP Credit Agreement
     --------------------

     On May 4, 2005, TEP entered into a new $401 million Credit Agreement (TEP Credit Agreement) to replace its previous $401 million credit agreement. The TEP Credit Agreement includes a $60 million revolving credit facility and a $341 million letter of credit facility to support $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement expires May 4, 2010 and is secured by $401 million of Mortgage Bonds.

     The TEP Credit Agreement restricts additional indebtedness, liens, sale of assets and sale-leasebacks agreements. The TEP Credit Agreement also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UniSource Energy. Certain regulatory actions may cause a decrease in the amount that may be borrowed. As of June 30, 2005, TEP was in compliance with the terms of the TEP Credit Agreement.

     If an event of default occurs, the TEP Credit Agreement may become immediately due and payable. An event of default includes failure to make required payments under the TEP Credit Agreement; change in control, as defined; failure of TEP or certain subsidiaries to make payments or default on debt greater than $20 million; or certain bankruptcy events at TEP or certain subsidiaries.

     Interest rates and fees under the TEP Credit Agreement are based on a pricing grid tied to TEP's credit ratings. Letter of credit fees are 0.875% per annum and amounts drawn under a letter of credit would bear interest at LIBOR plus 0.875% per annum. TEP pays interest on borrowings under the revolving credit facility at LIBOR plus 0.875% or at the agent bank's reference rate. TEP also pays a commitment fee of 0.20% on the unused portion of the revolving credit facility.

     As of June 30, 2005, TEP had $40 million outstanding under its Revolving Credit Facility. On May 10, 2005, TEP borrowed $25 million under its Revolving Credit Facility in connection with the redemption of $225 million of fixed-rate tax-exempt debt. TEP borrowed an additional $15 million on June 30, 2005, to help pay its semi-annual capital lease obligations. At August 4, 2005, TEP had $10 million outstanding under its revolving credit facility. See UniSource Energy, Liquidity and Capital Resources, UniSource Energy Credit Agreement, Use of Proceeds, above, and Bond Repurchases and Redemptions, above.

     Mortgage Indentures
     -------------------

     On June 10, 2005, TEP terminated its 1941 Mortgage (formerly known as its First Mortgage). TEP's remaining mortgage is its 1992 Mortgage (formerly known as its Second Mortgage).

     TEP's Credit Agreement limits the amount of mortgage bonds that may be outstanding to no more than $650 million. At June 30, 2005, TEP had a total of $539 million in outstanding mortgage bonds. Although the

1992 Mortgage would allow TEP to issue additional bonds, the limit imposed by the TEP Credit Agreement is more restrictive and is currently the governing limitation.

   CONTRACTUAL OBLIGATIONS

     There have been no significant changes in TEP's contractual obligations or other commercial commitments from those reported in TEP's 2004 Annual Report on Form 10-K, other than those reported above in Bond Repurchases and Redemption, TEP Credit Agreement and Mortgage Indentures.

   DIVIDENDS ON COMMON STOCK

     TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants. As of June 30, 2005, TEP was in compliance with the terms of the TEP Credit Agreement.

     The ACC Holding Company Order, as modified by the UES Settlement Agreement, restricted the amount of dividends that TEP may pay to UniSource Energy. Until TEP's ratio of common equity to total capitalization (excluding capital lease obligations) equaled 40%, TEP could not pay dividends in excess of 75% of its net income. As of June 30, 2005, TEP's ratio of common equity to total capitalization (excluding capital lease obligations) was 40.6%.

     The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis to pay dividends from current year earnings.


                                     UNS GAS

RESULTS OF OPERATIONS
---------------------

     SECOND QUARTER 2005 RESULTS

     UNS Gas reported net income of less than $1 million in the second quarter of 2005, compared with a net loss of $1 million in the second quarter of 2004.

     As of June 30, 2005, UNS Gas had approximately 135,870 retail customers, a 4% increase from last year. The table below shows UNS Gas' therm sales and revenues for the second quarters of 2005 and 2004.

                                                                    SALES                          REVENUE
     THREE MONTHS ENDED JUNE 30,                             2005             2004              2005           2004
     ------------------------------------------- ---------------------------------- --------------------------------
                                                          - Millions of Therms -          - Millions of Dollars -
     RETAIL THERM SALES:
        Residential                                    11                8                $ 13            $ 11
        Commercial                                      6                4                   6               4
        Industrial                                      1                1                   1               1
        Public Authorities                              1                1                   1               1
     ------------------------------------------- ----------------- ---------------- ----------------- --------------
     TOTAL RETAIL THERM SALES                          19               14                  21              17
        Transport                                       -                -                   1               1
        Negotiated Sales Program (NSP)                  7                4                   4               2
     ------------------------------------------- ----------------- ---------------- ----------------- --------------
     TOTAL THERM SALES                                 26               18                $ 26            $ 20
     =========================================== ================= ================ ================= ==============


     Retail therm sales were 36% higher in the second quarter of 2005 compared with the same period last year due to customer growth and cooler weather. Retail revenues increased $4 million compared with the second quarter of 2004.

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

     The table below provides summary financial information for UNS Gas.

     THREE MONTHS ENDED JUNE 30,                                 2005      2004
     -------------------------------------------------------- ---------------------------
                                                              - Millions of Dollars -
     Gas Revenues                                              $ 26        $  20
     Other Revenues                                               1            1
     -------------------------------------------------------- ------------ --------------
          Total Operating Revenues                               27           21
     -------------------------------------------------------- ------------ --------------
     Purchased Gas Expense                                       17           16
     Other Operations and Maintenance Expense                     5            3
     Depreciation and Amortization                                2            1
     Taxes other than Income Taxes                                1            1
     -------------------------------------------------------- ------------ --------------
          Total Other Operating Expenses                         25           21
     -------------------------------------------------------- ------------ --------------

               Operating Income                                   2            -
     -------------------------------------------------------- ------------ --------------

     Total Interest Expense                                       2            2
     Income Tax Expense (Benefit)                                 -           (1)
     -------------------------------------------------------- ------------ --------------
                NET INCOME                                    $   -        $  (1)
     ======================================================== ============ ==============


     YEAR-TO-DATE JUNE 30, 2005 RESULTS

     UNS Gas reported net income of $4 million in the first six months of 2005, compared with $3 million in the same period last year.

     The table below shows UNS Gas' therm sales and revenues for the first six months ended June 30, 2005 and 2004.

                                                                    SALES                          REVENUE
     SIX MONTHS ENDED JUNE 30,                               2005             2004              2005           2004
     ------------------------------------------- ---------------------------------- --------------------------------
                                                          - Millions of Therms -          - Millions of Dollars -
     RETAIL THERM SALES:
        Residential                                     41               39               $ 44            $ 43
        Commercial                                      16               15                 15              14
        Industrial                                       2                2                  1               1
        Public Authorities                               4                4                  3               4
     ------------------------------------------- ----------------- ---------------- ----------------- --------------
     TOTAL RETAIL THERM SALES                           63               60                 63              62
        Transport                                        -                -                  2               1
        Negotiated Sales Program (NSP)                  12               11                  8               6
     ------------------------------------------- ----------------- ---------------- ----------------- --------------
     TOTAL THERM SALES                                  75               71               $ 73            $ 69
     =========================================== ================= ================ ================= ==============


     Retail therm sales were 6% higher in the first six months of 2005 compared with the same period last year due primarily to customer growth. Retail revenues increased $1 million in the first six months of 2005.

     The table below provides summary financial information for UNS Gas.

                SIX MONTHS ENDED JUNE 30,                                     2005             2004
                -------------------------------------------------------- ---------------------------
                                                                          - Millions of Dollars -
                Gas Revenues                                                $ 73          $ 69
                Other Revenues                                                 1             1
                -------------------------------------------------------- ------------ --------------
                     Total Operating Revenues                                 74            70
                -------------------------------------------------------- ------------ --------------
                Purchased Gas Expense                                         48            45
                Other Operations and Maintenance Expense                      11            11
                Depreciation and Amortization                                  3             3
                Taxes other than Income Taxes                                  2             2
                -------------------------------------------------------- ------------ --------------
                     Total Other Operating Expenses                           64            61
                -------------------------------------------------------- ------------ --------------

                          Operating Income                                    10             9
                -------------------------------------------------------- ------------ --------------

                Total Interest Expense                                         3             3
                Income Tax Expense                                             3             3
                -------------------------------------------------------- ------------ --------------
                           NET INCOME                                        $ 4           $ 3
                ======================================================== ============ ==============


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

     In January 2005, UNS Gas requested the ACC approve a PGA surcharge of $0.06 per therm beginning April 1, 2005 and removed one year later, to recover its excess gas purchase costs. The previous PGA surcharge of $0.1155 per therm took effect October 1, 2003 and ended November 1, 2004. On March 31, 2005, the ACC approved a PGA surcharge of $0.03 per therm beginning April 11, 2005 until the excess gas purchase costs are fully recovered. Based on current and projected gas prices and the rates currently in effect, we expect the PGA balance to increase. Given the gas price projections and expected pipeline transportation cost increases, UNS Gas may be required to request an increase in this surcharge.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     UNS Gas' capital requirements consist primarily of capital expenditures. In the first six months of 2005, capital expenditures were $13 million. During 2005, UNS Gas expects to generate sufficient internal cash flows to fund its operating activities and a portion of its construction expenditures. UNS Gas will meet its remaining cash needs through a combination of capital contributions from UniSource Energy and borrowings under a revolving credit facility that was established in April 2005. See UNS Gas/UNS Electric Revolver, below.

     In January 2005, UNS Gas established a short-term inter-company promissory note to UniSource Energy, by which it may borrow up to $10 million for general corporate purposes. On March 10, 2005, UniSource Energy contributed an additional $6 million in capital to UNS Gas. UNS Gas used the proceeds of this contribution to repay the $6 million outstanding on the inter-company promissory note.

     The table below provides summary information for operating cash flow and capital expenditures for the first six months of 2005 and 2004.

     SIX MONTHS ENDED JUNE 30,                         2005            2004
     -------------------------------------------- ------------------------------
                                                     - Millions of Dollars -
     Net Cash Flows - Operating Activities              $14            $ 20
     Capital Expenditures                                13               9
     -------------------------------------------- ---------------- -------------


     UNS Gas/UNS Electric Revolver
     -----------------------------

     In April 2005, UNS Gas and UNS Electric entered into a $40 million three-year unsecured revolving credit agreement due April 15, 2008, with a group of lenders (the UNS Gas/UNS Electric Revolver). Either borrower may borrow up to a maximum of $30 million; however, the total combined amount borrowed cannot exceed $40 million. UNS Gas and UNS Electric intend to use the proceeds of any loans or letters of credit for general corporate purposes.

     UNS Gas is only liable for UNS Gas' borrowings, and similarly, UNS Electric is only liable for UNS Electric's borrowings under the UNS Electric/UNS Gas Revolver. UES guarantees the obligations of both UNS Gas and UNS Electric.

     The borrowers pay interest at LIBOR plus 1.50% or at the agent bank's reference rate plus 0.50%. UNS Gas and UNS Electric also pay a commitment fee of 0.45% on the unused portion of the revolving credit facility.

     The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets. The UNS Gas/UNS Electric Revolver also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. As of June 30, 2005, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver.

     If an event of default occurs, the UNS Gas/UNS Electric Revolver may become immediately due and payable. An event of default includes failure to make required payments under the UNS Gas/UNS Electric Revolver; certain change in control transactions, certain bankruptcy events of UNS Gas or UNS Electric, or failure of UES, UNS Gas or UNS Electric to make payments or default on debt greater than $4 million.

     UNS Gas and UNS Electric expect to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes and to fund a portion of capital expenditures. As of June 30, 2005, UNS Gas and UNS Electric had no borrowings outstanding under the UNS Gas/UNS Electric Revolver.

     Senior Unsecured Notes
     ----------------------

     UNS Gas has $100 million of senior unsecured notes outstanding that are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments, and incurrence of indebtedness, and also contains a minimum net worth test. As of June 30, 2005, UNS Gas was in compliance with the terms of its note purchase agreement.

     UNS Gas must meet a leverage test and an interest coverage test in order to issue additional debt or pay dividends. However, UNS Gas may, without meeting these tests, refinance existing debt and incur up to $7 million in short-term debt.


   DIVIDENDS ON COMMON STOCK

     The ACC limits dividend payments by UNS Gas to 75% of earnings, until the ratio of UNS Gas' common equity to total capitalization reaches 40%. In March 2005, UniSource Energy made a capital contribution of $6 million to UNS Gas. At June 30, 2005, the ratio of common equity to total capitalization for UNS Gas was 41%.

     The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. See Senior Unsecured Notes, above. It is unlikely, however, that UNS Gas will pay dividends in the next five years due to expected cash requirements for capital expenditures.

                                  UNS ELECTRIC

RESULTS OF OPERATIONS
---------------------

     SECOND QUARTER 2005 RESULTS

     UNS Electric reported net income of $1 million in the second quarters of 2005 and 2004. Similar to TEP's operations, we expect UNS Electric's operations to be seasonal in nature, with peak energy demand occurring in the summer months.

     As of June 30, 2005, UNS Electric had approximately 87,461 retail customers, a 5% increase from last year. The table below shows UNS Electric's kWh sales and revenues for the second quarters of 2005 and 2004.

                                                             SALES                               REVENUE
     THREE MONTHS ENDED JUNE 30,                    2005               2004               2005             2004
     ---------------------------------------- ------------------------------------- ----------------------------------
                                                      - Millions of kWh -                - Millions of Dollars -
     ELECTRIC RETAIL SALES:
        Residential                                170                  140              $  17            $   15
        Commercial                                 156                  159                 16                16
        Industrial                                  45                   58                  3                 4
        Other                                        1                    1                  -                 -
     ---------------------------------------- ----------------- ------------------- ---------------- -----------------
     TOTAL ELECTRIC RETAIL SALES                   372                  358              $  36            $   35
     ======================================== ================= =================== ================ =================


     Retail kWh sales 4% higher in the second quarter of 2005 compared with the same period last year due to customer growth and warm weather.

     The table below provides summary financial information for UNS Electric.

     THREE MONTHS ENDED JUNE 30,                                   2005             2004
     -------------------------------------------------------- ---------------------------
                                                               - Millions of Dollars -
     Electric Revenues                                            $ 37            $ 35
     Other Revenues                                                  -               -
     -------------------------------------------------------- ------------ --------------
          Total Operating Revenues                                  37              35
     -------------------------------------------------------- ------------ --------------
     Purchased Energy Expense                                       24              24
     Other Operations and Maintenance Expense                        6               5
     Depreciation and Amortization                                   3               2
     Taxes other than Income Taxes                                   1               1
     -------------------------------------------------------- ------------ --------------
          Total Other Operating Expenses                            34              32
     -------------------------------------------------------- ------------ --------------

               Operating Income                                      3               3
     -------------------------------------------------------- ------------ --------------

     Total Interest Expense                                          1               1
     Income Tax Expense                                              1               1
     -------------------------------------------------------- ------------ --------------
                NET INCOME                                         $ 1            $  1
     ======================================================== ============ ==============


     YEAR-TO-DATE JUNE 30, 2005 RESULTS

     UNS Electric reported net income of $1 million in the first six months of 2005, compared with net income of $2 million in the same period last year. The table below shows UNS Electric's kWh sales and revenues for the six months ended June 30, 2005 and 2004.

                                                             SALES                               REVENUE
     SIX MONTHS ENDED JUNE 30,                      2005               2004               2005             2004
     ---------------------------------------- ------------------------------------- ----------------------------------
                                                      - Millions of kWh -                - Millions of Dollars -
     ELECTRIC RETAIL SALES:
        Residential                                321                  292         $  33                 $  30
        Commercial                                 278                  280            29                    29
        Industrial                                  87                  101             6                     7
        Other                                        2                    2             -                     -
     ---------------------------------------- ----------------- ------------------- ---------------- -----------------
     TOTAL ELECTRIC RETAIL SALES                   688                  675         $  68                 $  66
     ======================================== ================= =================== ================ =================


     Retail kWh sales increased 2% in the first six months of 2005 compared with the same period last year, due primarily to customer growth.

     The table below provides summary financial information for UNS Electric.

     SIX MONTHS ENDED JUNE 30,                             2005             2004
     ------------------------------------------------ --------------------------
                                                       - Millions of Dollars -
     Electric Revenues                                   $  68           $  66
     Other Revenues                                          -               1
     ------------------------------------------------ ------------ -------------
          Total Operating Revenues                          68              67
     ------------------------------------------------ ------------ -------------
     Purchased Energy Expense                               45              45
     Other Operations and Maintenance Expense               12              11
     Depreciation and Amortization                           5               4
     Taxes other than Income Taxes                           2               1
     ------------------------------------------------ ------------ -------------
          Total Other Operating Expenses                    64              61
     ------------------------------------------------ ------------ -------------

               Operating Income                              4               6
     ------------------------------------------------ ------------ -------------

     Total Interest Expense                                  2               2
     Income Tax Expense                                      1               2
     ------------------------------------------------ ------------ -------------
                NET INCOME                                $ 1            $   2
     ================================================ ============ =============



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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     UNS Electric's capital requirements consist primarily of capital expenditures. In the first six months of 2005, capital expenditures were $9 million.

     To improve the reliability of service in Santa Cruz County, UNS Electric plans to build a 20 MW gas-fired combustion turbine as well as upgrade its existing 115 kV line. The turbine should be in place by mid-2006, helping to improve reliability while the approval and permitting process for the 345 kV Tucson to Nogales transmission line continues. UNS Electric expects its capital expenditures for the second half of 2005 to increase by approximately $8 million related to the turbine.

     During 2005, UNS Electric expects to generate sufficient internal cash flows to fund its operating activities and a portion of its construction expenditures. UNS Electric will meet its remaining cash needs through a combination of capital contributions from UniSource Energy and borrowings under a revolving credit facility that was established in April 2005.

     On March 10, 2005, UniSource Energy contributed an additional $4 million of capital to UNS Electric.


     The table below provides summary information for operating cash flow and capital expenditures for the first quarters of 2005 and 2004.

     SIX MONTHS ENDED JUNE 30,                                 2005            2004
     ---------------------------------------------------- -------------------------------
                                                             - Millions of Dollars -
     Net Cash Flows - Operating Activities                      $9              $ 8
     Capital Expenditures                                        9                9
     ---------------------------------------------------- ---------------- --------------



     UNS Gas/UNS Electric Revolver
     -----------------------------

     See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for description of UNS Electric's unsecured revolving credit agreement.

     Senior Unsecured Notes
     ----------------------

     UNS Electric has $60 million of senior unsecured notes outstanding that are guaranteed by UES. The note purchase agreement for UNS Electric restricts transactions with affiliates, mergers, liens, restricted payments, and incurrence of indebtedness and also contains a minimum net worth test. As of June 30, 2005, UNS Electric was in compliance with the terms of its note purchase agreement.

     UNS Electric must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Electric may, without meeting these tests, refinance existing debt and incur up to $5 million in short-term debt.


   DIVIDENDS ON COMMON STOCK

     The ACC limits dividend payments by UNS Electric to 75% of earnings, until the ratio of common equity to total capitalization reaches 40%. In March 2005, UniSource Energy made a capital contribution of $4 million to UNS Electric. At June 30, 2005, the ratio of common equity to total capitalization for UNS Electric was 43%.

     The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. See Senior Unsecured Notes, above. It is unlikely, however, that UNS Electric will pay dividends in the next five years due to expected cash requirements for capital expenditures.

                            GLOBAL SOLAR ENERGY, INC.

RESULTS OF OPERATIONS
---------------------

     UniSource Energy accounts for Global Solar under the consolidation method and recognizes 100% of Global Solar's losses. Global Solar recognizes expense when funding is used for research, development and administrative costs. The table below provides a breakdown of the net losses recorded by Global Solar:

   THREE MONTHS ENDED JUNE 30,                                         2005           2004
   --------------------------------------------------------------- -------------- -------------
                                                                     - Millions of Dollars -
   Global Solar
      Operating Revenues                                             $   1          $   2
      Research & Development Contract Expenses & Losses                 (1)            (1)
      Depreciation & Amortization Expense                               (1)            (1)
      Administrative & Other Costs                                      (2)            (2)
      Income Tax Benefits                                                1              1
   --------------------------------------------------------------- -------------- -------------
   Total Global Solar Net Loss                                       $  (2)         $  (1)
   =============================================================== ============== =============

   SIX MONTHS ENDED JUNE 30,                                           2005           2004
   --------------------------------------------------------------- -------------- -------------
                                                                     - Millions of Dollars -
   Global Solar
      Operating Revenues                                             $   2          $   3
      Research & Development Contract Expenses & Losses                 (1)            (2)
      Depreciation & Amortization Expense                               (2)            (1)
      Administrative & Other Costs                                      (4)            (4)
      Income Tax Benefits                                                2              2
   --------------------------------------------------------------- -------------- -------------
   Total Global Solar Net Loss                                       $  (3)         $  (2)
   =============================================================== ============== =============


     GLOBAL SOLAR COMMITMENTS

     UniSource Energy intends to cease additional funding of Global Solar. To that end, Millennium plans to seek additional investors for Global Solar, or sell all or part of its interest, or a combination of both, to preserve the value of Global Solar. We anticipate that any operating and capital funding required to maintain Global Solar in the interim will be provided only out of existing Millennium cash or cash returns from other Millennium investments. We believe such cash and returns will be adequate for that purpose and to fund Millennium's remaining commitments to Global Solar. In February 2005, Millennium was authorized to fund up to an additional $5 million for capital expenditures and operations at Global Solar. Millennium funded $3 million of this commitment during the first six months of 2005. Global Solar has $1 million in commitments to incur future expenses related to government contracts.


                                      OTHER

RESULTS OF OPERATIONS
---------------------

     Other non-reportable segments consist of UniSource Energy parent company expenses, which includes interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes, the UniSource Credit Agreement, a note payable from UniSource Energy to TEP; income and losses from Millennium investments other than Global Solar, and income and losses from UED. The note payable from UniSource Energy to TEP was repaid in March 2005.

     The table below summarizes the income and losses for the Other non-reportable segments:

   THREE MONTHS ENDED JUNE 30,                                                              2005            2004
   ------------------------------------------------------------------------------------ -------------- ---------------
                                                                                           - Millions of Dollars -

   Other Millennium Investments                                                             $   -         $    (2)
   UniSource Energy Development Company                                                         -              (1)
   UniSource Energy Parent Company                                                             (2)             (1)
   ------------------------------------------------------------------------------------ -------------- ---------------
        Total Other                                                                         $  (2)        $    (4)
   ==================================================================================== ============== ===============

   SIX MONTHS ENDED JUNE 30,                                                                2005            2004
   ------------------------------------------------------------------------------------ -------------- ---------------
                                                                                           - Millions of Dollars -

   Other Millennium Investments                                                             $  (1)        $     1
   UniSource Energy Development Company                                                         -              (1)
   UniSource Energy Parent Company                                                             (2)             (3)
   ------------------------------------------------------------------------------------ -------------- ---------------
        Total Other                                                                         $  (3)        $    (3)
   ==================================================================================== ============== ===============


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

     Results from Other Millennium Investments for the three months ended June 30, 2005 include after-tax losses of less than $1 million each from several of Millennium's other investments.

     Results from Other Millennium Investments for the three months ended June 30, 2004 include after-tax gains of $3 million from Haddington and $1 million from MicroSat. These gains were partially offset by after-tax losses of less than $1 million each from several of Millennium's other investments.

     CONSOLIDATED MILLENNIUM INVESTMENTS AND COMMITMENTS

     In 2004, Millennium funded $1.5 million and Dow Corning Enterprises, Inc.
(DCEI) funded $1 million in debt commitments to Infinite Power Solutions, Inc.
(IPS).

     In April 2005, Millennium and DCEI entered into a transaction with third parties that included the formation of a new Delaware corporation, Battco, Inc. (Battco), intended to carry on the current business of IPS. As its contribution to the transaction, IPS transferred substantially all of its assets to Battco in exchange for five million shares of Battco common stock. The transaction also provides that Millennium and some of the third parties will contribute a combined total of approximately $9 million to a subsequent Battco $25 million preferred stock offering with the remainder coming from outside investors. Millennium committed to fund $3.3 million of the $9 million, of which $1 million has already been funded as a secured convertible loan to be converted to shares of Battco preferred stock at the close of the $25 million financing.

     MEG is in the process of winding down its activities and does not expect to engage in any new activities after 2005. Millennium is in the process of selling its remaining interest in Nations Energy Corporation (Nations Energy). Millennium's remaining commitments for other Millennium investments are $4 million to Haddington and $3 million to Valley Ventures.

     In July 2005, Millennium received $4 million as a return of its investment in Carboelectrica Sabinas, S. de R.L. de C.V., (Sabinas) a Mexican limited liability company. As a result of the $4 million payment the book value of the investment in Sabinas was reduced to approximately $14 million. Millennium owns 50% of Sabinas.

     Also in July 2005, Millennium received a $4 million payment on a note receivable from a subsidiary of Mirant Corporation. We expect to receive the remaining payment of $5 million in July 2006.

     It is our intention for UniSource Energy to cease making capital contributions to Millennium. We anticipate that the funding required to fund Millennium's remaining commitments will be provided only out of existing Millennium cash or cash returns from Millennium investments. We believe such cash and returns will be adequate to fund Millennium's remaining commitments.


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

     TEP

     In November 1999, upon approval by the ACC of the Settlement Agreement relating to recovery of TEP's transition costs and standard retail rates, TEP discontinued application of FAS 71 to its generation operations. TEP's transmission and distribution regulatory assets, net of regulatory liabilities, totaled $201 million at June 30, 2005, $30 million of which is not presently included in the rate base and consequently is not earning a return on investment. These regulatory assets are being recovered through the cost of service or are authorized to be collected in future base rates. TEP's transmission and distribution regulatory assets, net of regulatory liabilities, totaled $225 million at December 31, 2004.

     TEP continues to apply FAS 71 to its regulated operations, which include the transmission and distribution portions of its business. TEP regularly assesses whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at June 30, 2005, if TEP had stopped applying FAS 71 to its remaining cost-based regulated operations, it would have recorded an extraordinary after-tax loss of approximately $121 million. While regulatory orders and market conditions may affect cash flows, TEP's cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.

     UNS GAS AND UNS ELECTRIC

     UNS Gas and UNS Electric's regulatory liabilities, net of regulatory assets, collectively totaled $6 million at June 30, 2005 and $4 million at December 31, 2004. UNS Gas and UNS Electric's regulatory assets and liabilities are included in rate base and consequently are earning a return on investment. If UNS Gas and UNS Electric stopped applying FAS 71 to their regulated operations, they would write off the related balances of regulatory assets as an expense and regulatory liabilities as income on their income statements. Based on the balances of regulatory liabilities and assets at June 30, 2005, if UNS Gas and UNS Electric had stopped applying FAS 71 to their regulated operations, they would have collectively recorded an extraordinary after-tax gain of $3 million. UNS Gas and UNS Electric's cash flows would not be affected if they stopped applying FAS 71 unless a regulatory order limited their ability to recover the cost of their regulatory assets.

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

     TEP has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. TEP operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, TEP is not recognizing the costs of final removal of the transmission and distribution lines in the financial statements. As of June 30, 2005, TEP had accrued $73 million for the net cost of removal for the interim retirements from its transmission, distribution and general plant. As of December 31, 2004, TEP had accrued $67 million for these removal costs. The amount is recorded as a regulatory liability.

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

     UES

     UES has various transmission and distribution lines that operate under land leases and rights of way that contain end dates and restorative clauses. UES operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, UES is not recognizing the cost of final removal of the transmission and distribution lines in the financial statements. UES had accrued $3 million as of June 30, 2005 and $2 million as of December 31, 2004, for the net cost of removal for interim retirements from its transmission, distribution and general plant. The amount is recorded as a regulatory liability.

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

     TEP has a natural gas supply agreement under which it purchases all of its gas requirements at spot market prices from Southwest Gas Corporation (SWG). TEP also has agreements to purchase power that are priced using spot market gas prices. These contracts meet the definition of normal purchases and are not required to be marked to market. During 2004 and early 2005, in an effort to minimize price risk on these purchases, TEP entered into commodity price swap agreements under which TEP purchases gas at fixed prices and simultaneously sells gas at spot market prices. The spot market price in the swap agreements is tied to the same index as the purchases under the SWG and purchased power contracts. These swap agreements, which expire during the summer months through 2008, were entered into with the goal of locking in fixed prices on at least 45% and not more than 80% of TEP's expected summer monthly gas risk prior to entering into the month. The swap agreements are marked to market on a monthly basis; however, since the agreements satisfy the requirements for cash flow hedge accounting, the unrealized gains and losses are recorded in Other Comprehensive Income, a component of Common Stock Equity, rather than being reflected in the income statement. As the gains and losses on these cash flow hedges are realized, a reclassification adjustment is recorded in Other Comprehensive Income for realized gains and losses that are included in Net Income.

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

     The market prices used to determine fair values for TEP and MEG's derivative instruments at June 30, 2005 are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. For TEP's forward power contracts, a 10% decrease in market prices would result in a decrease in unrealized losses of less than $1 million, while a 10% increase in market prices would result in an increase in unrealized losses of less than $1 million. For TEP's gas swap agreements, a 10% decrease in market prices would result in a $4 million decrease in unrealized gains reported in Other Comprehensive Income, while a 10% increase in market prices would result in a $4 million increase in unrealized gains reported in Other Comprehensive Income. For MEG's remaining trading contracts, a 10% decrease in market prices or a 10% increase in market prices would be immaterial.

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

     During the first quarter of 2004, TEP engaged an independent third party to review the economic estimated useful lives of its owned generating assets in Springerville, Arizona. TEP then hired a different independent third party to perform a depreciation study for its generation assets, taking into consideration the newly determined economic useful life for the Springerville assets, and changes in generation plant life information used by the operators and other participants of the joint power plants in which TEP participates. As a result of these analyses, TEP lengthened the useful lives of various generation assets for periods ranging from 11 to 22 years in July 2004. Consequently, depreciation rates and the corresponding depreciation expense have been revised prospectively to reflect the life extensions. The annual impact of these changes in depreciation rates is a reduction in depreciation expense of $9 million. During the second quarter of 2005, a study requested by the participants in the San Juan Generating Station was completed which indicated San Juan's economic useful life had changed from previous estimates. As a result of the study and other analysis performed, TEP lengthened the estimated useful life of San Juan from 40 to 60 years beginning April 1, 2005. TEP's depreciation expense for the three months ended June 30, 2005, decreased $2 million. Annual depreciation expense is expected to decrease by $6 million or $3 million for the remainder of 2005.

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

     At June 30, 2005 and December 31, 2004, UniSource Energy and TEP had a valuation allowance of $8 million relating to net operating loss (NOL) and investment tax credit (ITC) carryforward amounts.

     Of the $8 million valuation allowance balance at June 30, 2005 and December 31, 2004, $7 million relates to losses generated by the Millennium entities. In the future, if UniSource Energy and the Millennium entities determine that all or a portion of the losses may be used on tax returns, then UniSource Energy and the Millennium entities would reduce the valuation allowance and recognize a tax benefit of up to $7 million. The primary factor that could cause the Millennium entities to recognize a tax benefit would be a change in expected future taxable income.

     The remaining $1 million of valuation allowance balance at June 30, 2005 and December 31, 2004, relates to ITC carryforwards at TEP which may not be utilized on tax returns prior to their expiration. If in the future UniSource Energy and TEP determine that it is probable that TEP will not use all or a portion of additional ITC carryforward amounts, then UniSource Energy and TEP would record additional valuation allowance and recognize tax expense. The primary factor that could cause TEP to record additional valuation allowance would be a change in expected future taxable income.

     As of June 30, 2005 and December 31, 2004, UniSource Energy's deferred income tax assets include $15 million and $14 million, respectively, related to unregulated investment losses of Millennium. As of June 30, 2005 and December 31, 2004, TEP's deferred income tax assets include $1 million related to TEP's unregulated investment losses. These losses have not been reflected on UniSource Energy's consolidated income tax returns. If UniSource Energy is unable to recognize such losses through its consolidated income tax return in the foreseeable future, UniSource Energy and TEP would be required to write off these deferred tax assets. Millennium intends to restructure its ownership in two of these investments, Infinite Power Solutions (IPS) and

Corporacion Panama de Energia S.A. (Copesa), in 2005. As a result of these actions, UniSource Energy expects to liquidate IPS for tax purposes and dispose of its stock interest in Copesa, both resulting in taxable losses that will be reflected on UniSource Energy's consolidated income tax return. If these actions, or other actions resulting in the recognition of the losses for tax purposes, do not occur, UniSource Energy would be required to eliminate the deferred tax assets and recognize additional tax expense of $9 million.

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

     o FAS 154, Accounting Changes and Error Corrections, issued May 2005, provides guidance on the accounting for and reporting of accounting changes and error corrections. FAS 154 requires retrospective application to prior periods' for a voluntary change in accounting principle, unless it is impracticable to do so. FAS 154 also provides guidance related to the reporting of a change in accounting estimate, a change in reporting entity and the correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 is not expected to have a significant impact on our financial statements.

     o FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, issued in December 2004, provides guidance on the application of FAS 109 to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction, beginning in 2005, on qualified production activities, including a company's electric generation activities. Under FSP FAS 109-1, recognition of the tax deduction on qualified production activities is ordinarily reported in the year it is earned. FSP FAS 109-1 did not have a significant impact on our financial statements in the first six months of 2005. We are evaluating the impact of FSP FAS 109-1 on our financial position and results of operations for the remainder of the year.

     In June 2004, the EITF published Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides application guidance on impairment of securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments and requires certain quantitative and qualitative disclosures for securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements are effective for reporting periods ending after December 31, 2003. The FASB issued FSP EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments in September 2004 delaying the effective date of the application guidance on impairment of securities until the final issuance of FSP EITF Issue 03-1-a. As of August 4, 2005, a final FSP EITF Issue 03-1-a has not been issued. The adoption of EITF 03-1 is not expected to have a significant impact on our financial statements.

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

     COMMODITY PRICE RISK

     We are exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas, coal and Emissions Allowances.

     TEP

     To manage its exposure to energy price risk, TEP enters into forward contracts to buy or sell energy at a specified price and future delivery period. Generally, TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified market approach to provide a balance between long-term, mid-term and spot energy sales. TEP generally enters into forward purchases during its summer peaking period to ensure it can meet its load and reserve requirements and account for other contracts and resource contingencies. TEP also enters into limited forward purchases and sales to optimize its resource portfolio and take advantage of locational differences in price. These positions are managed on both a volumetric and dollar basis and are closely monitored using risk management policies and procedures overseen by the Risk Management Committee. For example, the risk management policies provide that TEP should not take a short position in the third quarter and must have owned generation backing up all forward sales positions at the time the sale is made. TEP's risk management policies also restrict entering into forward positions with maturities extending beyond the end of the next calendar year except for approved hedging purposes.

     The majority of TEP's forward contracts are considered to be "normal purchases and sales" of electric energy and are not considered to be derivatives under FAS 133. TEP records revenues on its "normal sales" and expenses on its "normal purchases" in the period in which the energy is delivered. From time to time, however, TEP enters into forward contracts that meet the definition of a derivative under FAS 133. When TEP has derivative forward contracts, it marks them to market on a daily basis using actively quoted prices obtained from brokers for power traded over-the-counter at Palo Verde and at other southwestern U.S. trading hubs. TEP believes that these broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of TEP's positions, because of the short-term nature of TEP's positions, as limited by risk management policies, and the liquidity in the short-term market. As of June 30, 2005, all of TEP's derivative forward contracts were for settlement within 6 months. To adjust the value of its derivative forward contracts to fair value on its income statement, TEP recorded net unrealized gains of less than $1 million on its income statements for the three month periods ended June 30, 2005 and 2004, respectively.

     TEP is also subject to commodity price risk from changes in the price of natural gas. In addition to energy from its coal-fired facilities, TEP typically uses purchased power, supplemented by generation from its gas-fired units, to meet the summer peak demands of its retail customers and to meet local reliability needs. Some of these purchased power contracts are price indexed to natural gas prices. Short-term and spot power purchase prices are also closely correlated to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel, gas-indexed purchase power and spot market purchases with fixed price contracts for a maximum of three years. TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.

     In the first six months of 2005, the average price of natural gas was $5.83 per MMBtu, or 12% higher than the same period in 2004. TEP's generation output fueled by natural gas was approximately 145,000 MWh, or 2% of total generation and purchased power in the first six months of 2005. During the first six months of 2005, TEP purchased a total of 681,000 MWh of energy, or 11% of total generation and purchased power.

     In January 2005, TEP entered into a purchased power agreement with Panda Gila River. TEP will purchase 50 MW of firm on-peak energy during June through September 2005.

     TEP entered into two purchased power agreements in 2003 for the period 2003 through 2006. During 2004, and through the first six months of 2005, TEP purchased approximately 175,000 and 75,000 MWh, respectively under these contracts. Energy prices under these agreements are adjusted for changes in the price of natural gas.

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

     MEG

     During the fourth quarter of 2001, MEG began managing and trading Emissions Allowances, coal and related instruments. We manage the market risk of this line of business by setting notional limits by product, as well as limits to the potential change in fair market value under a 33% change in price or volatility. We closely monitor MEG's trading activities, which include swap agreements, options and forward contracts, using risk management policies and procedures overseen by the Risk Management Committee. MEG marks its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models for positions that extend through 2007. As of June 30, 2005 and December 31, 2004, the fair value of MEG's trading assets combined with Emissions Allowances it holds in escrow was $18 million and $77 million, respectively. The fair value of MEG's trading liabilities was $14 million at June 30, 2005 and $65 million at December 31, 2004. For the six months ended June 30, 2005, MEG reflected a $7 million unrealized gain and $7 million realized loss on its income statement, compared with an unrealized gain of $2 million and a realized loss of $2 million for the six months ended June 30, 2004.

     MEG is in the process of winding down its activities and does not expect to engage in any new activities after 2005.

                                                              Unrealized Gain (Loss) of MEG's Trading Activities
                                                                            - Millions of Dollars -
                                                      Maturity 0 - 6    Maturity 6 - 12   Maturity over        Total
Source of Fair Value At June 30, 2005                     months            months            1 yr.       Unrealized Gain
                                                                                                               (Loss)
---------------------------------------------------- ----------------- ------------------ --------------- -----------------
Prices actively quoted                                   $    4           $     -           $    -          $      4
Prices based on models and other valuation methods            -                 -                6                 6
---------------------------------------------------- ----------------- ------------------ --------------- -----------------
Total                                                    $    4           $     -           $    6          $     10
==================================================== ================= ================== =============== =================


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

     We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. As of June 30, 2005, TEP's total credit exposure related to its wholesale marketing activities was approximately $14 million and MEG's total credit exposure related to its trading activities was $6 million. TEP and MEG's credit exposure is diversified across approximately 23 counterparties. Approximately $1 million of exposure is to non-investment grade companies.

     UniSource Energy is also exposed to credit risk related to the sale of assets owned by Nations Energy Corporation (Nations Energy). In September 2001, Nations Energy sold its equity interest in a power project to a subsidiary of Mirant Corporation (Mirant). Nations Energy received $5 million in cash and an $11 million note receivable from Mirant. The note was recorded at its net present value of $8 million. As of June 30, 2005, Nations Energy's receivable from Mirant is approximately $9 million. The first payment of $2 million on the receivable was received in June 2004 and the second payment of $4 million was received in July 2005. The remaining payment of $5 million is expected to be received in July 2006. Nations Energy expects to collect the note in its entirety.



ITEM 4. - CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

     UniSource Energy and TEP have disclosure controls and procedures to ensure that material information recorded, processed, summarized and reported in their filings with the SEC is accurate and reported on a timely basis. Management of UniSource Energy and TEP, with the participation of the principal executive officer and principal financial officer of UniSource Energy and TEP, have evaluated these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based on such evaluation, the principal executive officer and principal financial officer of UniSource Energy and TEP have concluded that such disclosure controls and procedures were, as of such date, effective at ensuring that material information is recorded, processed, summarized and reported accurately and within the time periods specified by the SEC's rules and forms.

     During the fiscal quarter ended June 30, 2005, there have not been any changes in UniSource Energy or TEP's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Operations, for litigation related to ACC orders and retail competition.

     We discuss other legal proceedings in Note 6 of Notes to Condensed Consolidated Financial Statements.

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

     Duke and Reliant appealed the District Court's remand order and requested that the order be stayed pending resolution of their appeal. On December 8, 2004, the Ninth Circuit affirmed the District Court's remand and similarly denied a subsequent petition for rehearing and motion to recall the mandate. The case has now been remanded to the state court and TEP filed a demurrer to the cross-complaints.

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

     UniSource Energy conducted its annual meeting of shareholders on May 6, 2005. At that meeting, the shareholders of UniSource Energy elected members of the Board of Directors.

     The total votes were as follows:

             NOMINEE                         VOTES FOR                          WITHHELD
     ------------------------------ ------------------------------- -----------------------------------
     Lawrence J. Aldrich                     29,967,903                         2,919,085
     Larry W. Bickle                         29,963,818                         2,923,170
     Elizabeth T. Bilby                      32,553,164                           333,824
     Harold W. Burlingame                    32,634,297                           252,691
     John L. Carter                          32,629,874                           257,114
     Robert A. Elliott                       32,630,222                           256,766
     Kenneth Handy                           32,637,771                           249,217
     Warren Y. Jobe                          32,474,261                           412,727
     James S. Pignatelli                     32,653,098                           233,890
     ----------------------------- ------------------------------- -----------------------------------




ITEM 5. - OTHER INFORMATION
--------------------------------------------------------------------------------

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

ADJUSTED EBITDA AND NET CASH FLOWS FROM OPERATING ACTIVITIES

                                                                                        UNISOURCE ENERGY
                                                                  -------------------------------------------------------------
                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
----------------------------------------------------------------- ------------------------------ ------------------------------
UNISOURCE ENERGY                                                       2005           2004           2005            2004
                                                                                    - Millions of Dollars -

  Adjusted EBITDA                                                     $  108         $   115        $   191        $   216
  Net Cash Flows from Operating Activities                            $   51         $    97        $    91        $   141


                                                                                              TEP
                                                                  -------------------------------------------------------------
                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
----------------------------------------------------------------- ------------------------------ ------------------------------
TEP                                                                    2005           2004           2005            2004
                                                                                    - Millions of Dollars -

  Adjusted EBITDA                                                     $  102         $   115        $   174        $   199
  Net Cash Flows from Operating Activities                            $   37         $    83        $    74        $   119

RECONCILIATION OF ADJUSTED EBITDA TO CASH FLOWS FROM OPERATIONS


                                                                                        UNISOURCE ENERGY
                                                                  -------------------------------------------------------------
                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
----------------------------------------------------------------- ------------------------------ ------------------------------
                                                                       2005           2004           2005            2004
                                                                                    - Millions of Dollars -
ADJUSTED EBITDA (1)                                                   $  108          $  115         $  191         $  216
Amounts from the Income Statements:
  Less:  Income Taxes                                                      7              12              6             18
  Less:  Total Interest Expense                                           44              40             84             83
Changes in Assets and Liabilities and
   Other Non-Cash Items                                                   (6)             34            (10)            26
----------------------------------------------------------------- --------------- -------------- -------------- ---------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                              $   51          $   97         $   91         $  141
================================================================= =============== ============== ============== ===============

                                                                                              TEP
                                                                  -------------------------------------------------------------
                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
----------------------------------------------------------------- ------------------------------ ------------------------------
                                                                       2005           2004           2005            2004
                                                                                    - Millions of Dollars -
ADJUSTED EBITDA (1)                                                   $  102          $  115         $  174         $  199
Amounts from the Income Statements:
  Less:  Income Taxes                                                      9              15              7             17
  Less:  Total Interest Expense                                           38              37             75             77
Changes in Assets and Liabilities and
   Other Non-Cash Items                                                  (18)             20            (18)            14
----------------------------------------------------------------- --------------- -------------- -------------- ---------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                              $   37          $   83         $   74         $  119
================================================================= =============== ============== ============== ===============


(1) ADJUSTED EBITDA WAS CALCULATED AS FOLLOWS:


                                                                                        UNISOURCE ENERGY
                                                                  -------------------------------------------------------------
                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                  ------------------------------ ------------------------------
                                                                       2005           2004           2005            2004
                                                                                    - Millions of Dollars -
NET INCOME                                                            $    9          $   13         $    6         $   19
Amounts from the Income Statements:
Plus:  Income Taxes                                                        7              12              6             18
Plus:  Total Interest Expense                                             44              40             84             83
Plus:  Depreciation and Amortization                                      33              37             68             72
Plus:  Amortization of Transition Recovery Asset                          14              12             24             21
Plus:  Depreciation included in Fuel and Other O&M
          Expense (see Note 13 of Notes to Consolidated
          Financial Statements)                                            1               1              3              3
----------------------------------------------------------------- --------------- -------------- -------------- ---------------
ADJUSTED EBITDA                                                       $  108          $  115         $  191         $  216
================================================================= =============== ============== ============== ===============


                                                                                              TEP
                                                                  -------------------------------------------------------------
                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                  ------------------------------ ------------------------------
                                                                       2005           2004           2005            2004
                                                                                    - Millions of Dollars -
NET INCOME                                                            $   12          $   18         $    7         $   19
Amounts from the Income Statements:
Plus:  Income Taxes                                                        9              15              7             17
Plus:  Total Interest Expense                                             38              37             75             77
Plus:  Depreciation and Amortization                                      28              32             58             62
Plus:  Amortization of Transition Recovery Asset                          14              12             24             21
Plus:  Depreciation included in Fuel and Other O&M
          Expense (see Note 13 of Notes to Consolidated
          Financial Statements)                                            1               1              3              3
----------------------------------------------------------------- --------------- -------------- -------------- ---------------
ADJUSTED EBITDA                                                       $  102          $  115         $  174         $  199
================================================================= =============== ============== ============== ===============



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

                                                       AS OF             AS OF
                                                   JUNE 30, 2005   DECEMBER 31, 2004
-------------------------------------------------- -------------- -------------------
                                                        - Millions of Dollars -
Net Debt                                             $  1,375          $  1,684
Total Debt and Capital Lease Obligations             $  1,537          $  1,855
-------------------------------------------------- -------------- -------------------


RECONCILIATION OF TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS TO NET DEBT

                                                               AS OF             AS OF
                                                           JUNE 30, 2005   DECEMBER 31, 2004
---------------------------------------------------------- -------------- -------------------
                                                                - Millions of Dollars -
Long-Term Debt                                               $    821          $  1,098
Current Portion - Long-Term Debt                                    -                 2
---------------------------------------------------------- -------------- -------------------
  TOTAL DEBT                                                      821             1,100
---------------------------------------------------------- -------------- -------------------

Capital Lease Obligations                                         660               701
Current Portion - Capital Lease Obligations                        56                54
---------------------------------------------------------- -------------- -------------------
TOTAL DEBT AND CAPITAL LEASE OBLIGATIONS                        1,537             1,855
---------------------------------------------------------- -------------- -------------------

Investment in Lease Debt                                         (162)             (171)
---------------------------------------------------------- -------------- -------------------
NET DEBT                                                     $  1,375          $  1,684
========================================================== ============== ===================


RATIO OF EARNINGS TO FIXED CHARGES
----------------------------------

     The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

                                             6 Months Ended          12 Months Ended
                                              June 30, 2005           June 30, 2005
----------------------------------------- ---------------------- -------------------------
UniSource Energy                                  1.15                     1.32

TEP                                               1.20                     1.39



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


                                             UNISOURCE ENERGY CORPORATION
                                             ----------------------------
                                                     (Registrant)


Date:  August 9, 2005                        /s/      Kevin P. Larson
                                             -----------------------------------
                                                      Kevin P. Larson
                                                Vice President and Principal
                                                      Financial Officer



                                             TUCSON ELECTRIC POWER COMPANY
                                             -----------------------------
                                                     (Registrant)


Date:  August 9, 2005                        /s/      Kevin P. Larson
                                             -----------------------------------
                                                      Kevin P. Larson
                                                Vice President and Principal
                                                      Financial Officer

                                  EXHIBIT INDEX
                                  -------------


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