Form 10-K
period 2008-12-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2009-03-02
CIK 100122, 941138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .

Commission	Registrant; State of Incorporation;	IRS Employer
File Number	Address; and Telephone Number	Identification Number

1-13739	UNISOURCE ENERGY CORPORATION (An Arizona Corporation) One South Church Avenue, Suite 100 Tucson, AZ 85701 (520) 571-4000	86-0786732

1-5924	TUCSON ELECTRIC POWER COMPANY (An Arizona Corporation) One South Church Avenue, Suite 100 Tucson, AZ 85701 (520) 571-4000	86-0062700
Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of Each Exchange
Registrant	Title of Each Class	on Which Registered

UniSource Energy Corporation	Common Stock, no par value, and Preferred Share Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

UniSource Energy Corporation	Yes ☑	No ☐
Tucson Electric Power Company	Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (Exchange Act).

UniSource Energy Corporation	Yes ☐	No ☑
Tucson Electric Power Company	Yes ☑	No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

UniSource Energy Corporation	Yes ☑	No ☐
Tucson Electric Power Company (1)	Yes ☐	No ☑

(1)	As indicated above, Tucson Electric Power Company is not required to file reports under the Exchange Act. However, Tucson Electric Power Company has filed all Exchange Act reports for the preceding 12 months.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

UniSource Energy Corporation	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated filer ☐
Smaller Reporting Company ☐

Tucson Electric Power Company	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☑
Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UniSource Energy Corporation	Yes ☐	No ☑
Tucson Electric Power Company	Yes ☐	No ☑
The aggregate market value of UniSource Energy Corporation voting Common Stock held by non-affiliates of the registrant was $1,094,644,937 based on the last reported sale price thereof on the consolidated tape on June 30, 2008.
At February 25, 2009, 35,602,963 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.
At February 25, 2009, 32,139,434 shares of Tucson Electric Power Company’s common stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.
Tucson Electric Power Company meets the conditions set forth in General Instructions (I)(1)(a) and (b) on Form 10-K and is therefore filing this report with the reduced disclosure format.
Documents incorporated by reference: Specified portions of UniSource Energy Corporation’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

— PART III —

Item 10. — Directors, Executive Officers and Corporate Governance	168

Item 11. — Executive Compensation	171

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	171

Item 13. — Certain Relationships and Related Transactions, and Director Independence	172

Item 14. — Principal Accountant Fees and Services	172

— PART IV —

Item 15. — Exhibits and Financial Statements Schedules	173

Signatures	174

Exhibit Index	178

Exhibit 4(i)(10)
Exhibit 4(r)(3)
Exhibit 4(r)(4)
Exhibit 4(w)(2)
Exhibit 4(w)(3)
Exhibit 4(x)(2)
Exhibit 4(x)(3)
Exhibit 4(y)(2)
Exhibit 4(y)(3)
Exhibit 12(a)
Exhibit 12(b)
Exhibit 21
Exhibit 23
Exhibit 24(a)
Exhibit 24(b)
Exhibit 31(a)
Exhibit 31(b)
Exhibit 31(c)
Exhibit 31(d)
Exhibit 32

DEFINITIONS
The abbreviations and acronyms used in the 2008 Form 10-K are defined below:

1992 Mortgage	TEP’s Indenture of Mortgage and Deed of Trust, dated as of December 1, 1992, to the Bank of New York Mellon, successor trustee, as supplemented.
ACC	Arizona Corporation Commission.
ALJ	Administrative Law Judge.
AMT	Alternative Minimum Tax.
APS	Arizona Public Service Company.
BMGS	Black Mountain Generating Station.
Btu	British thermal unit(s).
CAAA	1990 Federal Clean Air Act Amendments.
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract; measured in MWs.
Citizens	Citizens Communications Company.
Collateral Trust Bonds	Bonds issued under the Indenture of Trust, dated as of August 1, 1998, of TEP to The Bank of New York, successor trustee.
Common Stock	UniSource Energy’s common stock, without par value.
Company or UniSource Energy	UniSource Energy Corporation.
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures.
DSM	Demand side management.
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy	The amount of power produced over a given period of time; measured in MWh.
EPA	The Environmental Protection Agency.
EL Paso	El Paso Electric Company.
EPNG	El Paso Natural Gas Company.
ESP	Energy Service Provider.
Express Line	A dedicated 345-kV transmission line from Springerville Unit 2 to TEP’s retail service area.
FAS 71	Statement of Financial Accounting Standards No. 71: Accounting for the Effects of Certain Types of Regulation.
FAS 133	Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities, as amended.
FAS 143	Statement of Financial Accounting Standards No. 143: Accounting for Asset Retirement Obligations.
FAS 157	Statement of Financial Accounting Standards No. 157: Accounting for Fair Value Measurements.
FERC	Federal Energy Regulatory Commission.
Fixed CTC
Competition Transition Charge of approximately $0.009 per kWh that was included in TEP’s retail rate for the purpose of recovering TEP’s TRA. Approximately $58 million will be credited to customers through the PPFAC.

Four Corners	Four Corners Generating Station.
Global Solar	Global Solar Energy, Inc., a company that develops and manufactures thin-film photovoltaic cells. Millennium sold its interest in Global Solar in March 2006.
Haddington	Haddington Energy Partners II, LP, a limited partnership that funds energy-related investments.
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.

v

ICRA	Implementation Cost Regulatory Asset.
IDBs	Industrial development revenue or pollution control revenue bonds.
IRS	Internal Revenue Service.
ISO	Independent System Operator.
kWh	Kilowatt-hour(s).
kV	Kilovolt(s).
LIBOR	London Interbank Offered Rate.
Luna	Luna Energy Facility.
Mark-to-Market Adjustments	Forward energy sales and purchase contracts that are considered to be derivatives are adjusted monthly by recording unrealized gains and losses to reflect the market prices at the end of each month.
MEG	Millennium Energy Group, a wholly-owned subsidiary of Millennium Energy Holdings, Inc.
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtu	Million British Thermal Units.
Mortgage Bonds	Bonds issued under the 1992 Mortgage.
MW	Megawatt(s).
MWh	Megawatt-hour(s).
Navajo	Navajo Generating Station.
NERC	North American Electric Reliability Corporation.
NOL	Net Operating Loss carryback or carryforward for income tax purposes.
NOx	Nitrogen oxide.
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
Pima Authority	The Industrial Development Authority of the County of Pima.
PNM	Public Service Company of New Mexico.
PNMR	PNM Resources.
PPA	Purchased Power Agreement.
PPFAC	Purchased Power and Fuel Adjustment Clause.
PWMT	Pinnacle West Marketing and Trading.
REST	Renewable Energy Standard and Tariff rules approved by the ACC in October 2006.
Repurchased Bonds	$221 million of fixed-rate tax-exempt bonds that TEP purchased from bondholders on May 11, 2005.
RTO	Regional Transmission Organization.
RUCO	Residential Utility Consumer Office.
Rules	Retail Electric Competition Rules.
Sabinas	Carboelectrica Sabinas, S. de R.L. de C.V., a Mexican limited liability company. Millennium owns 50% of Sabinas.
San Carlos	San Carlos Resources Inc., a wholly-owned subsidiary of TEP.
San Juan	San Juan Generating Station.
SES	Southwest Energy Solutions, Inc., a wholly-owned subsidiary of Millennium.
1999 Settlement Agreement	TEP’s Settlement Agreement approved by the ACC in November 1999 that provided for electric retail competition and transition asset recovery.
SO2	Sulfur dioxide.
Springerville	Springerville Generating Station.
Springerville Coal Handling Facilities Leases	Leveraged lease arrangements relating to the coal handling facilities serving Springerville.
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.

Springerville Unit 2	Unit 2 of the Springerville Generating Station.
Springerville Unit 3	Unit 3 of the Springerville Generating Station.
Springerville Unit 4	Unit 4 of the Springerville Generating Station.
SRP	Salt River Project Agricultural Improvement and Power District.
Sundt	H. Wilson Sundt Generating Station (formerly known as the Irvington Generating Station).
Sundt Lease	The leveraged lease arrangement relating to Sundt Unit 4.
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station.
SWG	Southwest Gas Corporation.
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement	Amended and Restated Credit Agreement between TEP and a syndicate of Banks, dated as of August 11, 2006.
TEP Letter of Credit Facility	Letter of credit facility between TEP and a syndicate of Banks, dated as of April 30, 2008.
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement.
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
TOU	Time of use.
TRA	Transition Recovery Asset, a $450 million regulatory asset established in TEP’s 1999 Settlement Agreement that was fully recovered in May 2008.
Tri-State	Tri-State Generation and Transmission Association.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities.
UES
UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies (UNS Gas and UNS Electric) which acquired the Citizens Arizona gas and electric utility assets in 2003.

UniSource Credit Agreement	Amended and Restated Credit Agreement between UniSource Energy and a syndicate of banks, dated as of August 11, 2006.
UniSource Energy	UniSource Energy Corporation.
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens Arizona electric utility assets in 2003.
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens Arizona gas utility assets in 2003.
UNS Gas/UNS Electric Revolver	Revolving credit facility under the Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, and UES as guarantor, and a syndicate of banks, dated as of August 11, 2006.
Valencia	Valencia power plant owned by UNS Electric.
WAPA	Western Area Power Administration.

PART I
This combined Form 10-K is being filed separately by UniSource Energy Corporation and Tucson Electric Power Company (collectively, the Registrants). Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. TEP does not make any representation as to information relating to any other subsidiary of UniSource Energy.
This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. You should read forward-looking statements together with the cautionary statements and important factors included in this Form 10-K. (See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements). Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements are not statements of historical facts. Forward-looking statements may be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s expectations, beliefs or projections will be achieved or accomplished. In addition, UniSource Energy and TEP disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.
ITEM 1. — BUSINESS
OVERVIEW OF CONSOLIDATED BUSINESS
UniSource Energy is a holding company that has no significant operations of its own. Operations are conducted by UniSource Energy’s subsidiaries, each of which is a separate legal entity with its own assets and liabilities. UniSource Energy owns the outstanding common stock of TEP, UniSource Energy Services, Inc. (UES), UniSource Energy Development Company (UED) and Millennium Energy Holdings, Inc. (Millennium). We conduct our business in three primary business segments — TEP, UNS Gas and UNS Electric.
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
UED developed and owns the Black Mountain Generating Station (BMGS), a natural gas-fired combustion turbine in Northern Arizona that, through a power sales agreement, provides energy to UNS Electric.
Millennium has existing investments in unregulated businesses that represent 1% of UniSource Energy’s total assets as of December 31, 2008; no new investments are planned in Millennium. On March 31, 2006, Millennium sold its interest in Global Solar Energy, Inc. (Global Solar), its largest holding.
UniSource Energy was incorporated in the State of Arizona in 1995 and obtained regulatory approval to form a holding company in 1997. In 1998, TEP and UniSource Energy exchanged shares of stock resulting in TEP becoming a subsidiary of UniSource Energy. Following the share exchange, TEP transferred the stock of its subsidiary Millennium to UniSource Energy.

BUSINESS SEGMENT CONTRIBUTIONS
The table below shows the contributions to our consolidated after-tax earnings by our three business segments and Other net income (loss).

	2008	2007	2006
	-Millions of Dollars-
TEP	$4	$53	$67
UNS Gas	8	4	4
UNS Electric	4	5	5
Other (1)	(2)	(4)	(7)

Income Before Discontinued Operations	14	58	69

Discontinued Operations — Net of Tax (2)	—	—	(2)

Consolidated Net Income	$14	$58	$67

(1)	Includes: UniSource Energy parent company expenses; income and losses from Millennium investments and UED and interest expense (net of tax) on the UniSource Energy Convertible Senior Notes and on the UniSource Energy Credit Agreement.

(2)	Relates to the discontinued operations of Global Solar.
See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Outlook and Strategies, for a discussion of our plans and strategies and Rates and Regulation, below, for the status of competition in Arizona.
References in this report to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.
TEP
TEP was incorporated in the State of Arizona in 1963. TEP is the principal operating subsidiary of UniSource Energy. In 2008, TEP’s electric utility operations contributed 77% of UniSource Energy’s operating revenues and comprised 81% of its assets.
SERVICE AREA AND CUSTOMERS
TEP is a vertically integrated utility that provides regulated electric service to approximately 400,000 retail customers in Southeastern Arizona. TEP’s service territory consists of a 1,155 square mile area and includes a population of approximately 1 million in the greater Tucson metropolitan area in Pima County, as well as parts of Cochise County. TEP holds a franchise to provide electric distribution service to customers in the Cities of Tucson and South Tucson. These franchises expire in 2026 and 2017, respectively. TEP also sells electricity to other utilities and power marketing entities in the Western U.S.
Retail Customers
TEP provides electric utility service to a diverse group of residential, commercial, industrial, and public sector customers. Major industries served include copper mining, cement manufacturing, defense, health care, education, military bases and other governmental entities. TEP’s retail sales are influenced by several factors, including seasonal weather patterns and overall economic climate.
The table below shows the percentage distribution of TEP’s energy sales by major customer class over the last three years. The retail energy consumption by customer class through 2011 is expected to be similar to the historical distribution.

	2008	2007	2006
Residential	41%	42%	41%
Commercial	21%	21%	21%
Non-mining Industrial	24%	24%	25%
Mining	11%	10%	10%
Public Authority	3%	3%	3%

Two of TEP’s largest retail customers are in the copper mining industry. TEP’s kWh sales to mining customers depend on a variety of factors including changes in supply and demand in the world copper market and the economics of self-generation.
Local, regional, and national economic factors can impact the financial condition and operations of TEP’s large commercial and industrial customers and as a result directly impact energy consumption. Such economic conditions may indirectly impact residential and small commercial sales and revenues if employment levels and consumer spending change.
As a result of general economic conditions, retail customer growth and energy usage by residential and commercial customers at TEP is below the average levels experienced in prior periods. From 2003 to 2007, customer growth in TEP’s service territory averaged approximately 2% per year. In 2008, TEP’s average number of retail customers increased by less than 1% and total retail kWh sales decreased by 1%. While we cannot predict if customer growth will return to historic levels, we expect customer growth to be approximately 1% during the next 18 months and approximately 2% per year thereafter.
Alternative Energy Service Providers
In 2001, all of TEP’s retail customers became eligible to choose an alternative energy service provider (ESP); however, none of TEP’s retail customers are currently being serviced by an alternative ESP. See Rates and Regulation, below for more information regarding the status of retail competition in Arizona.
Wholesale Business
TEP’s electric utility operations include the wholesale marketing of electricity to other utilities and power marketers. Wholesale sales transactions are made on both a firm and interruptible basis. A firm contract requires TEP to supply power on demand (except under limited emergency circumstances), while an interruptible contract allows TEP to stop supplying power under defined conditions. See Purchases and Interconnections, below.
Generally, TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified portfolio approach to provide a balance between long-term, mid-term and spot energy sales. When TEP expects to have excess coal generating capacity and energy (usually in the first, second and fourth calendar quarters), its wholesale sales consist primarily of two types of sales:
Long-term sales
Long-term wholesale sales contracts are for periods of more than one year. TEP typically uses its own generation to serve the requirements of its long-term wholesale customers. TEP currently has long-term contracts with three entities to sell firm capacity and energy:
•	Salt River Project Agricultural Improvement and Power District (SRP), which expires in May 2016. In June 2011, the price of energy under the contract to Salt River Project will be market-based.
•	Navajo Tribal Utility Authority, which expires in December 2015. Beginning in 2010, the price of 50% of the kWh sales from June to September will be market-based.
•	Tohono O’odham Utility Authority, which expires in August 2009.
Short-term sales
Under forward contracts, TEP commits to sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one-month, three-month or one-year periods. Under short-term sales, TEP sells energy in the daily or hourly markets at fluctuating spot market prices and makes other non-firm energy sales. Beginning January 1, 2009, all revenues from short-term wholesale sales will offset fuel and purchased power costs that are passed through to TEP retail customers. TEP will use short-term wholesale sales as part of its hedging strategy to reduce customer exposure to fluctuating power prices. See Rates and Regulation, below.

See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Results of Operations, Market Prices, for additional discussion of TEP’s wholesale marketing activities.
GENERATING AND OTHER RESOURCES
At December 31, 2008, TEP owned or leased 2,204 MW of net generating capability, as set forth in the following table:

					Net
	Unit		Date	Fuel	Capability	Operating	TEP’s Share
Generating Source	No.	Location	In Service	Type	MW	Agent	%	MW
Springerville Station(1)	1	Springerville, AZ	1985	Coal	380	TEP	100.0	380
Springerville Station	2	Springerville, AZ	1990	Coal	390	TEP	100.0	390
San Juan Station	1	Farmington, NM	1976	Coal	327	PNM	50.0	164
San Juan Station	2	Farmington, NM	1973	Coal	316	PNM	50.0	158
Navajo Station	1	Page, AZ	1974	Coal	750	SRP	7.5	56
Navajo Station	2	Page, AZ	1975	Coal	750	SRP	7.5	56
Navajo Station	3	Page, AZ	1976	Coal	750	SRP	7.5	56
Four Corners Station	4	Farmington, NM	1969	Coal	784	APS	7.0	55
Four Corners Station	5	Farmington, NM	1970	Coal	784	APS	7.0	55
Luna Energy Facility	1	Deming, NM	2006	Gas	570	PNM	33.3	190
Sundt Station	1	Tucson, AZ	1958	Gas/Oil	81	TEP	100.0	81
Sundt Station	2	Tucson, AZ	1960	Gas/Oil	81	TEP	100.0	81
Sundt Station	3	Tucson, AZ	1962	Gas/Oil	104	TEP	100.0	104
Sundt Station(1)	4	Tucson, AZ	1967	Coal/Gas	156	TEP	100.0	156
Internal Combustion Turbines		Tucson, AZ	1972	Gas/Oil	122	TEP	100.0	122
Internal Combustion Turbines		Tucson, AZ	2001	Gas	95	TEP	100.0	95
Solar Electric Generation		Springerville/ Tucson, AZ	2002-2005	Solar	5	TEP	100.0	5

Total TEP Capacity (2)								2,204

(1)	Leased assets.

(2)	Excludes 966 MW of additional resources, which consist of certain capacity purchases and interruptible retail load. At December 31, 2008, total owned capacity was 1,668 MW and leased capacity was 536 MW.
Springerville Generating Station
Springerville Unit 1 is leased by TEP. The Springerville Generating Station also includes the Springerville Coal Handling Facilities and the Springerville Common Facilities.
The terms of the Springerville Unit 1 Leases, which include a 50% interest in the Springerville Common Facilities, expire in 2015, but have optional fair market value renewal and purchase provisions. In 1985, TEP sold and leased back its remaining 50% interest in the Springerville Common Facilities. The terms of the Springerville Common Facilities Leases expire in 2017 and 2021, but have a fixed price purchase provision. The fixed prices to acquire the leased interests in the Springerville Common Facilities are $38 million in 2017 and $68 million in 2021. In 1984, TEP sold and leased back the Springerville Coal Handling Facilities. The terms of the Springerville Coal Handling Facilities Leases expire in 2015, but have a fixed price purchase provision of $120 million.
Since entering into the Springerville leases, TEP has purchased a 14% equity ownership interest in the Springerville Unit 1 Leases and a 13% equity ownership interest in the Springerville Coal Handling Facilities Leases.
Sundt Generating Station
The Sundt Generating Station and the internal combustion turbines located in Tucson are designated as “must-run generation” facilities. Must-run generation units are required to run in certain circumstances to maintain distribution system reliability and to meet local load requirements.

Sundt Unit 4 is leased by TEP. The primary term of the Sundt Lease expires in 2011, but TEP has optional fair market value lease renewal and purchase options. The cost of the Sundt Unit 4 purchase option is capped at $110 million.
See Note 7 of Notes to Consolidated Financial Statements, Debt, Credit Facilities, and Capital Lease Obligations, and Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Liquidity and Capital Resources, Contractual Obligations, for more information regarding the Springerville and Sundt leases.
Luna Energy Facility
The Luna Energy Facility (Luna), located in Southern New Mexico, is a 570 MW combined cycle plant and was completed in 2006. TEP’s one-third share of the plant’s capacity is 190 MW. Luna allows TEP to displace some of its less efficient gas-fired generation and purchased power requirements and to make additional short-term energy sales in the wholesale market.
Purchases and Interconnections
TEP purchases power from other utilities and power marketers. TEP may enter into contracts: (a) to purchase energy under long-term contracts to serve retail load and long-term wholesale contracts, (b) to purchase capacity or energy during periods of planned outages or for peak summer load conditions, and (c) to purchase energy for resale to certain wholesale customers under load and resource management agreements.
TEP typically uses generation from its gas-fired units supplemented by purchased power to meet the summer peak demands of its retail customers. Some of these purchased power contracts are price indexed to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel and gas-indexed purchased power with fixed price contracts for a maximum of three years. TEP also purchases energy in the daily and hourly markets to meet higher than anticipated demands, to cover unplanned generation outages, or when it is more economical than generating its own energy.
TEP is a member of various regional reserve sharing, reliability and power sharing organizations. These relationships allow TEP to call upon other utilities during emergencies, such as plant outages and system disturbances, and reduce the amount of reserves TEP is required to carry.
As a result of the Energy Policy Act of 2005, owners and operators of bulk power transmission systems, including TEP, are subject to mandatory reliability standards that are developed and enforced by the North American Electric Reliability Corporation (NERC) subject to the oversight of the Federal Energy Regulatory Commission (FERC). TEP is reviewing its operating policies and procedures to ensure compliance with these standards.
Springerville Units 3 and 4
Springerville Unit 3 is a 400 MW coal-fired generating facility located at the same site as Springerville Units 1 and 2. Tri-State is leasing 100% of Unit 3 from a financial owner. TEP operates Unit 3 for Tri-State and receives annual pre-tax benefits in the form of transmission revenues, rental payments and other fees and cost savings, including allocation of a portion of the fixed costs of the existing common facilities to Unit 3.
In 2007, SRP began construction of Unit 4, a 400 MW coal-fired generating facility at the same Springerville site. Under the terms of the existing siting permit, Unit 4 is required to be completed by December 31, 2009. Prior to Unit 4’s completion, TEP may be required, along with Tri-State, to exercise best efforts to find a replacement purchaser for SRP to purchase 100 MW of capacity from Unit 3. If TEP and Tri-State are unable to find such a replacement purchaser, TEP would then purchase 100 MW of output from Unit 4, beginning with the commercial operation of Unit 4. We believe it is unlikely that TEP would be required to purchase SRP’s 100 MW. See Item 7. — Management’s Discussion and Analysis of Financial Condition. Tucson Electric Power Company, Factors Affecting Results of Operations, Springerville Units 3 and 4.

Peak Demand and Resources

Peak Demand	2008	2007	2006	2005	2004
	-MW-
Retail Customers	2,376	2,386	2,365	2,225	2,088
Firm Sales to Other Utilities	394	369	331	342	187

Coincident Peak Demand (A)	2,770	2,755	2,696	2,567	2,275

Total Generating Resources	2,204	2,204	2,194	2,004	2,004
Other Resources (1)	966	785	719	788	454

Total TEP Resources (B)	3,175	2,989	2,913	2,792	2,458

Total Margin (B) — (A)	405	234	217	225	183
Reserve Margin (% of Coincident Peak Demand)	15%	8%	8%	9%	8%

(1)	Other Resources include firm power purchases and interruptible retail and wholesale loads. Additional firm power purchases were made in 2008 to displace more expensive owned gas generation.
Peak demand occurs during the summer months due to the cooling requirements of TEP’s retail customers. Retail peak demand has grown at an average annual rate of approximately 3% from 2004 to 2008, but can vary year-to-year due to weather, economic conditions and other factors.
The chart above shows the relationship over a five-year period between TEP’s peak demand and its energy resources. TEP’s margin is the difference between total energy resources and coincident peak demand, and the reserve margin is the ratio of margin to coincident peak demand. TEP’s operating reserve margin in 2008 was in compliance with reliability criteria set forth by the Western Electricity Coordinating Council, a regional council of NERC.
Forecasted retail peak demand for 2009 is approximately 2,417 MW, compared with actual peak demand of 2,376 MW in 2008. Except for certain peak hours during the summer, when TEP will acquire power in the spot market, TEP believes it will have sufficient resources to meet expected demand in 2009 with its existing generation capacity and power purchase agreements.
Future Generating Resources
TEP will continue to add peaking resources to serve the Tucson area as needed based upon our forecasts of retail and firm wholesale load, as well as statewide transmission infrastructure. TEP’s current forecast projects that additional import capacity and/or additional local generation resources of 75 to 150 MW will be required in the 2012 to 2015 time frame.
FUEL SUPPLY
Fuel Summary
Fuel cost and usage information is provided below:

	Average Cost per MMBtu			Percentage of Total Btu
	Consumed			Consumed
	2008	2007	2006	2008	2007	2006
Coal	$2.08	$1.81	$1.69	93%	92%	94%
Gas	$8.02	$8.30	$7.03	7%	8%	6%
All Fuels	$2.52	$2.30	$2.03	100%	100%	100%
Coal
TEP’s principal fuel for electric generation is low-sulfur, bituminous or sub-bituminous coal from mines in Arizona, New Mexico and Colorado. The majority of its coal supplies are purchased under long-term contracts, which result in more predictable prices. The average cost per ton of coal, including transportation, for 2008, 2007, and 2006 was $39.67, $34.71, and $32.36, respectively.

			Average
		Contract	Sulfur
Station	Coal Supplier	Expiration	Content	Coal Obtained From (A)
Springerville	Peabody Coalsales Company	2020	0.9%	Lee Ranch Coal Company
Four Corners	BHP Billiton	2016	0.8%	Navajo Indian Tribe
San Juan	San Juan Coal Company	2017	0.8%	Federal and State Agencies
Navajo	Peabody Coalsales Company	2011	0.4%	Navajo and Hopi Indian Tribes
Sundt	Rio Tinto Energy America / Chevron Mining Company	2009	0.4%	Colowyo Mine / McKinley Mine

(A)	Substantially all of the suppliers’ mining leases extend at least as long as coal is being mined in economic quantities.
TEP Operated Generating Facilities
TEP is the sole owner (or lessee) and operator of the Springerville Units 1 and 2 and Sundt Unit 4 Generating Stations. The coal supplies for the Springerville Units 1 and 2 are transported approximately 200 miles by railroad from Northwestern New Mexico. TEP expects coal reserves to be sufficient to supply the estimated requirements for Springerville Units 1 and 2 for their presently estimated remaining lives.
The coal supply agreement for Sundt expired on December 31, 2008. In September and October 2008, TEP entered into agreements for the purchase and transportation of coal to Sundt through 2009. The coal supplies for Sundt are transported approximately 1,300 miles by railroad from Colorado and approximately 500 miles from New Mexico. In the past, Sundt Unit 4 has been fueled by coal; however, the generating station can also be operated with natural gas. In January 2009, TEP began using natural gas to fuel Sundt Unit 4. TEP hedged the price of natural gas such that it became more economic to use natural gas instead of coal to fuel the plant. TEP expects to run Sundt Unit 4 on natural gas through September 2009. TEP will continue to analyze natural gas prices to determine the fuel it will use to run Sundt Unit 4 after September 2009.
See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Contractual Obligations and Note 5 of Notes to Consolidated Financial Statements — Commitments and Contingencies, TEP Commitments, Purchase and Transportation Commitments.
Generating Facilities Operated by Others
TEP also participates in jointly-owned generating facilities at Four Corners, Navajo and San Juan. Four Corners and San Juan are mine mouth generating stations located adjacent to the coal reserves. Navajo coal supply is provided from a nearby coal mine and a dedicated rail delivery system. The coal supplies are under long-term contracts administered by the operating agents. TEP expects coal reserves available to these three jointly-owned generating facilities to be sufficient for the remaining lives of the stations.
Natural Gas Supply
TEP typically uses generation from its facilities fueled by natural gas and purchased power, in addition to energy from its coal-fired facilities, to meet the summer peak demands of its retail customers and local reliability needs. Some of these purchased power contracts are price indexed to natural gas prices. Short-term and spot power purchase prices are also closely correlated to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel, gas-indexed purchased power and spot market purchases with fixed price contracts for a maximum of three years.
TEP purchases gas from Southwest Gas Corporation (SWG) under a retail tariff for North Loop and receives distribution service under a transportation agreement for DeMoss Petrie. Both North Loop and DeMoss Petrie are gas-fired internal combustion turbines located in Tucson, AZ. TEP completed a bypass of SWG and connected the Sundt plant directly to El Paso Natural Gas (ENPG) in the first quarter of 2008. TEP purchases capacity from EPNG for transportation from the San Juan and Permian Basins to its Sundt plant under a contract that expires in April 2013, with right-of-first refusal for continuation thereafter. TEP buys gas from third party suppliers for Sundt and DeMoss Petrie.

TEP purchases gas transportation for Luna from EPNG from the Permian Basin to the plant site. The initial term of this agreement was from February 2006 to January 2009, and was renewed for an additional three years from February 2009 to January 2012, with right-of-first refusal for continuation thereafter. TEP purchases gas for Luna from various suppliers in the Permian Basin region.
WATER SUPPLY
The Four Corners region of New Mexico, where the San Juan and Four Corners Generating Stations (San Juan and Four Corners) are located, experiences drought conditions periodically that could affect the water supply for these plants. The operating agents for San Juan and Four Corners have negotiated supplemental water contracts with BHP Billiton and the Jicarilla Apache Nation to assist the generating plants in meeting their water requirements in the event of a shortage.
Drought conditions within the Southwestern United States, combined with increased water usage in Arizona, Nevada and Southern California, have periodically caused water levels to recede at Lake Powell, which supplies operating water for the Navajo Generating Station (Navajo). TEP has a 7.5% ownership interest in Navajo Units 1, 2 and 3 (168 MW capacity). A project is underway to lower the water intake structures to ensure adequate water supply is available at Navajo in the event drought conditions adversely affect the water level at Lake Powell. This project is expected to be completed in late 2009 or early 2010.
TRANSMISSION ACCESS
TEP has transmission access and power transaction arrangements with over 120 electric systems or suppliers. TEP is taking steps to increase the capacity and reliability of its transmission and distribution system. TEP also has various ongoing projects that are designed to increase access to the regional wholesale energy market and improve the reliability and efficiency of its existing transmission and distribution systems.
The completion of a new 500 kV transmission line in 2008 from the Palo Verde regional market hub to the Pinal West substation provides TEP with additional access to energy resources. TEP is participating in the continuation of the 500 kV transmission line from the Pinal West substation to the Pinal Central substation. In 2008, TEP also completed a 345 kV substation at Pinal West that connects to the Pinal West 500 kV substation enabling TEP to transmit power over its existing 345 kV line between Phoenix and Tucson.
TEP is in the process of obtaining permits to construct a 500 kV transmission line from the Pinal Central substation to the Tortolita substation northwest of Tucson to further enhance its ability to access the region’s energy resources. TEP expects the Pinal Central to Tortolita transmission line to be in-service in 2013. As a result of these high voltage transmission additions, TEP anticipates that its ability to import energy into its service territory should increase by at least 250MW.
TEP has also invested in a new static var compensator that improves TEP’s ability to import energy while stabilizing voltage on its local transmission and distribution systems. The device became operational in May 2008.
Tucson to Nogales Transmission Line
TEP and UNS Electric are parties to a project development agreement initiated in 2000 for the joint construction of a 62-mile transmission line from Tucson to Nogales, Arizona. The project was initiated in response to an order by the ACC to improve reliability to UNS Electric’s retail customers in Nogales, Arizona. Since receiving ACC approval of the location and construction of the proposed 345-kV transmission line along a specified route, TEP has been working to obtain all other required permits from state and federal agencies. The Department of Energy completed a Final Environmental Impact Statement (FEIS) for the project accepting any of the routes identified in the FEIS. The U.S. Forest Service, however, prefers a route that was not approved by the ACC.
Based on the alternative proposals and passage of time since the ACC approved the location of the line, in 2006 the Line Siting Committee of the ACC was directed to gather facts related to options for improving service reliability in Nogales, Arizona. TEP continues to evaluate alternatives for improving service reliability in Nogales, Arizona. In 2007 and 2008, TEP met with major property owners and impacted governmental agencies along the proposed transmission line routes to discuss alternatives. If all regulatory approvals are received, the future costs to construct the transmission line from Tucson to Nogales, Arizona are expected to be approximately $120 million. As of December 31, 2008, TEP had capitalized $11 million related to the project, including $2 million of land and land rights. If TEP does not receive the required approvals or abandons the project, TEP believes there is a high likelihood of cost recovery for prudent and reasonably incurred costs related to the project as a consequence of the ACC’s requirement for a second transmission line serving the Nogales, Arizona area.

RATES AND REGULATION
The FERC and the ACC regulate portions of TEP’s utility accounting practices and electricity rates. The FERC regulates the terms and prices of TEP’s transmission services and wholesale electricity sales. TEP has a FERC tariff to sell power at market based rates. The ACC has authority over rates charged to retail customers, the issuance of securities, and transactions with affiliated parties.
2008 TEP Rate Order
On November 25, 2008, the ACC issued an order that resolved a rate case filed by TEP in July 2007. The ACC order included an average base retail rate increase of approximately 6% effective December 1, 2008 and a Purchased Power and Fuel Adjustment Clause (PPFAC) beginning January 1, 2009. Prior to the 2008 TEP Rate Order, TEP’s rates had remained unchanged since 2000.
Based on current market prices, TEP estimates the PPFAC charge would have increased average residential customers’ bills by another 1 to 2 percent beginning on April 1, 2009. However, the ACC order requires TEP to credit $58 million of previously collected Fixed CTC true-up revenues to customers through the PPFAC. TEP expects the PPFAC charge to be zero until the Fixed CTC true-up revenues are fully credited over an estimated period of 24 to 36 months beginning April 1, 2009.
For a more detailed description of the terms of the 2008 TEP Rate Order, see Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Results of Operations, 2008 TEP Rate Order, below.
Renewable Energy Standard and Tariff
In 2007, the Arizona Attorney General certified the Renewable Energy Standard and Tariff (REST) approved by the ACC. The REST rules require TEP and other affected utilities to generate or purchase at least 15% of their total annual retail energy requirements from renewable energy technologies by 2025, with smaller amounts required in earlier years. The REST rules provide for recovery of above market costs a utility incurs in providing the renewable energy. TEP expects to meet the REST rules’ 2009 target of generating or purchasing renewable energy for at least 2% of TEP’s total retail energy requirements. For more information see, Item 7. Management’s Discussion and Analysis, Tucson Electric Power, Factors Affecting Results of Operations, Renewable Energy Standard and Tariff.
Retail Electric Competition Rules
In 1999, the ACC approved the Retail Electric Competition Rules (Rules) that provided a framework for the introduction of retail electric competition in Arizona. Certain portions of the ACC rules that enabled ESPs to compete in the retail market were invalidated by an Arizona Court of Appeals decision in 2005. In 2008, the ACC opened an administrative proceeding to address the Rules. Unless and until the ACC clarifies the competition rules and ESPs offer to provide energy in TEP’s service area, it is not possible for TEP’s retail customers to use alternative ESPs. We cannot predict what changes, if any, the ACC will make to the Rules. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Competition, for more information.

TEP’S UTILITY OPERATING STATISTICS

	For Years Ended December 31,
	2008	2007	2006	2005	2004
Generation and Purchased Power — kWh (000)
Remote Generation (Coal)	10,438,864	11,001,318	10,854,710	10,059,315	10,159,729
Local Tucson Generation (Oil, Gas & Coal)	1,016,254	1,065,778	966,476	1,165,001	1,174,500
Purchased Power	2,905,530	2,046,864	1,680,495	1,638,737	1,322,084

Total Generation and Purchased Power	14,360,648	14,113,960	13,501,681	12,863,053	12,656,313
Less Losses and Company Use	882,053	921,024	885,120	806,168	821,008

Total Energy Sold	13,478,595	13,192,936	12,616,561	12,056,885	11,835,305

Sales — kWh (000)
Residential	3,852,707	4,004,797	3,778,269	3,633,226	3,459,750
Commercial	2,034,453	2,057,982	1,959,141	1,855,432	1,787,472
Industrial	2,263,706	2,341,025	2,278,244	2,302,327	2,226,314
Mining	1,095,962	983,173	924,898	842,881	829,028
Public Authorities	255,817	247,430	260,767	241,119	240,426

Total — Electric Retail Sales	9,502,645	9,634,407	9,201,419	8,874,985	8,542,990
Electric Wholesale Sales	3,975,950	3,558,529	3,415,142	3,181,900	3,292,315

Total Electric Sales	13,478,595	13,192,936	12,616,561	12,056,885	11,835,305

Operating Revenues (000)
Residential	$351,078	$362,967	$343,459	$330,614	$315,402
Commercial	211,639	213,364	203,284	192,966	186,625
Industrial	164,849	168,279	165,068	165,988	161,338
Mining	55,619	48,707	43,724	39,749	38,549
Public Authorities	19,146	18,332	18,935	17,559	17,427

Total — Electric Retail Sales	802,331	811,649	774,470	746,876	719,341
Less CTC To Be Refunded	(58,092)	—	—	—	—

Net — Electric Retail Sales	744,239	811,649	774,470	746,876	719,341
Electric Wholesale Sales	259,844	195,999	179,022	178,428	159,918
Other Revenues	75,159	62,855	35,502	12,166	10,039

Total Operating Revenues	$1,079,242	$1,070,503	$988,994	$937,470	$889,298

Customers (End of Period)
Residential	363,861	361,945	357,646	350,628	341,870
Commercial	35,432	34,759	34,104	33,534	32,923
Industrial	633	641	664	673	676
Mining	2	2	2	2	2
Public Authorities	61	61	61	61	61

Total Retail Customers	399,989	397,408	392,477	384,898	375,532

Average Retail Revenue per kWh Sold (cents)
Residential	9.1	9.1	9.1	9.1	9.1
Commercial	10.4	10.4	10.4	10.4	10.4
Industrial and Mining	6.6	6.6	6.6	6.5	6.5
Average Retail Revenue per kWh Sold	8.4	8.4	8.4	8.4	8.4

Average Revenue per Residential Customer	$968	$1,009	$971	$954	$933
Average kWh Sales per Residential Customer	10,621	11,129	10,681	10,484	10,231

ENVIRONMENTAL MATTERS
Air and water quality, resource extraction, waste disposal and land use are regulated by federal, state and local authorities. TEP believes that all of its existing facilities are in compliance and will be in compliance with expected environmental regulations.
Federal Clean Air Act Amendments
TEP generating facilities are subject to EPA limits on the amount of sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions into the atmosphere. TEP capitalized $61 million in 2008, $7 million in 2007 and $1 million in 2006 in construction costs to comply with environmental requirements and expects to capitalize $20 million in 2009 and $7 million in 2010, including TEP’s share of new pollution control equipment being installed at San Juan described below. In addition, TEP recorded operating expenses of $14 million in 2008, $10 million in 2007 and 2006 related to environmental compliance. TEP expects environmental expenses to be $13 million in 2009. TEP may incur additional costs to comply with future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities. Compliance with these changes may reduce operating efficiency.
As a result of a 2005 settlement agreement between PNM, environmental activist groups, and the New Mexico Environment Department (PNM Consent Decree), the co-owners of San Juan are installing new pollution control equipment at the generating station to reduce mercury, particulate matter, NOx, and SO2 emissions. TEP owns 50% of San Juan Units 1 and 2. The PNM Consent Decree includes stipulated penalties for non-compliance with specified emissions limits at San Juan. In 2008 and 2007, TEP’s share of stipulated penalties at San Juan were $1 million and $3 million, respectively. TEP’s share of stipulated penalties in 2006 was less than $0.5 million. TEP cannot deduct these penalties for income tax purposes. TEP does not expect to incur any stipulated penalties at San Juan in 2009. The installation of new pollution control equipment designed to remedy all emission violations was completed in 2008 for San Juan Unit 1 and is expected to be completed at San Juan Unit 2 in early 2009.
In 1993, the EPA allocated TEP’s generating units SO2 Emission Allowances based on past operational history. Beginning in 2000, TEP’s generating units were required to hold Emission Allowances equal to the level of emissions in the compliance year or pay penalties and offset excess emissions in future years. To date, TEP has had sufficient Emission Allowances to comply with the SO2 regulations.
Mercury Emissions
In 2005, the EPA adopted the Clean Air Mercury Rule (CAMR), a cap and trade regulation relating to mercury emissions requiring states to develop rules for implementing the federal requirements. Arizona adopted its mercury emission rules in 2007. In order to comply with the CAMR or Arizona’s current mercury rules, emission control equipment may be required at Springerville by 2013. TEP expects the associated capital costs for this equipment to be approximately $6 million at Springerville Units 1 and 2. If the emission control equipment is installed, TEP expects the annual operating expenses to be approximately $3 million, once all installations are completed. Changes to the standards set in these rules could result in the need for different emission control equipment with different capital and operating costs than those currently expected.
In February 2008, the DC Circuit Court of Appeals vacated the CAMR. Unless and until this decision is overturned, the law in effect prior to the adoption of the CAMR becomes the applicable law, and requires the EPA to develop an emission limit for mercury that represents the maximum achievable control technology. It is expected to take the EPA at least two years to establish such a standard, followed by a period of three years during which existing plants would implement any controls needed to comply with the standard.
As of January 31, 2009, TEP and ADEQ reached an agreement that improves regulatory certainty regarding mercury compliance obligations under existing Arizona rules, while achieving mercury reductions substantially similar to those that would be required by the existing Arizona rules. This agreement relates to the Springerville and Sundt generating stations.
Depending on the rulemaking schedule for developing either the state or federal standards, emission controls may be required at some or all coal fired units by 2013 or later. Whether controls are required at a particular unit, the level of control required, and the cost to achieve that level of control will not be known until the standards have been promulgated, estimated in 2010 or later. As stipulated in the PNM Consent Decree described above, the co-owners of San Juan are installing new pollution control equipment at the generating station to reduce mercury emissions. Mercury emissions controls for San Juan Units 1 and 2 must be installed by December 31, 2009. These controls are expected to be adequate to achieve compliance with the federal standard.

Climate Change
In April 2007, the Supreme Court ruled in Commonwealth of Massachusetts, et al v. EPA, that carbon dioxide (CO2) and other greenhouse gases are air pollutants under the Clean Air Act. Based in part on this decision and as a result of growing attention to climate change in the United States generally, federal, state and local regulatory bodies are considering regulations to reduce greenhouse gas emissions. Several pieces of legislation have been introduced at the federal level, but not yet adopted, which propose to regulate greenhouse gas emissions.
While debate continues at the national level over the direction of domestic climate policy, several states have developed state-specific policies or regional initiatives to reduce greenhouse gas emissions. In February 2007, the governors of several western states, including the then-governor of Arizona, signed the Western Regional Climate Action Initiative (the Western Climate Initiative) that directed their respective states to develop a regional target for reducing greenhouse gases by August 2007. The states in the Western Climate Initiative announced a target of reducing greenhouse gas emissions by 15% below 2005 levels by 2020. In September 2008, the Western Climate Initiative participants submitted their design recommendation for the Western Climate Initiative cap-and-trade program for greenhouse gas emissions, with an implementation date set for 2012.
Based on the competing proposals to regulate greenhouse gas emissions by federal, state, and local regulatory bodies and uncertainty in the regulatory process, the scope of such regulations and initiatives and their effect on our operations cannot be determined.
Regional Haze
The EPA’s regional haze rules require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility. The operators of the Four Corners, Navajo, and San Juan generating stations submitted BART analyses in 2007 and early 2008. PNM, operator of San Juan, believes the controls being installed at San Juan as a result of the PNM Consent Decree constitute BART and did not recommend installation of any additional pollution control equipment. The operators of the Four Corners and Navajo generating stations recommended installing certain additional pollution control equipment in their respective BART analyses. The level and cost of pollution control required, if any, will not be known until the plans are approved by the regulatory agencies. If required, controls would need to be in place by 2013 or later.
UNS GAS
SERVICE TERRITORY AND CUSTOMERS
UNS Gas is a gas distribution company serving approximately 146,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in Northern Arizona, as well as Santa Cruz County in Southeast Arizona. These counties comprise approximately 50% of the territory in the state of Arizona, with a population of approximately 700,000 in 2008. From 2003 to 2007, customer growth in UNS Gas’ service territory averaged 3% per year, compared with zero growth in the number of retail customers during 2008. As a result of general economic conditions and mild weather, the average energy use by retail customers in 2008 was below the average levels experienced by UNS Gas in prior periods.
UNS Gas’ customer base is primarily residential. Total revenues derived from residential customers were approximately 57% of total revenues in 2008, while sales to other retail customer classes accounted for approximately 27% of total revenues. Approximately 16% of total revenues in 2008 were derived from gas transportation services and a Negotiated Sales Program (NSP). UNS Gas supplies natural gas transportation service to the 600 MW Griffith Power Plant located near Kingman, Arizona, under a 20-year contract which expires in 2021. UNS Gas also supplies natural gas to some of its large transportation customers through an NSP approved by the ACC. One half of the margin earned on these NSP sales is retained by UNS Gas, while the other half benefits retail customers through a credit to the purchased gas adjustor (PGA) mechanism which reduces the gas commodity price.
In 2008, UNS Gas and UNS Electric entered into a 20-year gas transportation agreement and a 20-year natural gas sales agreement, whereby UNS Gas will purchase natural gas for UNS Electric and transport to BMGS.

GAS SUPPLY AND TRANSMISSION
As of October 1, 2008, UNS Gas directly manages its gas supply and transportation contracts. The market price for gas varies based upon the period during which the commodity is purchased. UNS Gas hedges its gas supply prices by entering into fixed price forward contracts and financial swaps at various times during the year to provide more stable prices to its customers. These purchases and hedges are made up to three years in advance with the goal of hedging at least 45% of the expected monthly gas consumption with fixed prices prior to entering into the month.
UNS Gas buys most of the gas it distributes from the San Juan Basin in the Four Corners region. The gas is delivered on the El Paso and Transwestern interstate pipeline systems. UNS Gas has firm transportation agreements with EPNG and Transwestern Pipeline Company (Transwestern) with combined capacity sufficient to meet its customers’ demands.
With EPNG, the average daily capacity right of UNS Gas is approximately 655,000 therms per day, with an average of 1,095,000 therms per day in the winter season (November through March) to serve its Northern and Southern Arizona service territories. UNS Gas has capacity rights of 250,000 therms per day on the San Juan Lateral and Mainline of the Transwestern pipeline. The Transwestern pipeline principally delivers gas to the portion of UNS Gas’ distribution system serving customers in Flagstaff and Kingman, Arizona, and also delivers gas to UNS Gas’ facilities serving the Griffith Power Plant in Mohave County.
UNS Gas signed a separate transportation agreement with Transwestern for transportation capacity rights on the Phoenix Lateral Extension Line. The 15-year agreement is expected to begin in March 2009, when construction of that pipeline is expected to be complete. UNS Gas’ average daily capacity right will be 126,100 therms per day, with an average of 221,900 therms per day in the winter season (November through March).
See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Gas, Liquidity and Capital Resources, Contractual Obligations, UNS Gas Supply Contracts, for more information.
RATES AND REGULATION
The ACC regulates UNS Gas with respect to retail gas rates, the issuance of securities, and transactions with affiliated parties. UNS Gas’ retail gas rates include a monthly customer charge, a base rate charge for delivery services and the cost of gas (expressed in cents per therm), and a PGA.
Purchased Gas Adjustor
The PGA mechanism is intended to address the volatility of natural gas prices and allow UNS Gas to recover its actual commodity costs, including transportation, through a price adjustor. The difference between UNS Gas’ actual monthly gas and transportation costs and the rolling 12-month average cost of gas and transportation is deferred and recovered or returned to customers through the PGA mechanism. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Gas, Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, for more information.
General Rate Case
On November 7, 2008, UNS Gas filed a rate case with the ACC. UNS Gas is seeking a base rate increase of 6% or $10 million, based on a June 30, 2008 test year. A hearing before an ACC Administrative Law Judge is scheduled for August 10, 2009. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Gas, Rates, for more information.
ENVIRONMENTAL MATTERS
UNS Gas is subject to environmental regulation of air and water quality, resource extraction, waste disposal and land use by federal, state and local authorities. UNS Gas believes that all existing facilities are in compliance with all existing regulations and will be in compliance with expected environmental regulations. See Item. 1 — Business, TEP, Environmental Matters, for more information.

UNS ELECTRIC
SERVICE TERRITORY AND CUSTOMERS
UNS Electric is an electric transmission and distribution company serving approximately 90,000 retail customers in Mohave and Santa Cruz counties. These counties had a combined population of approximately 240,000 in 2008. As a result of general economic conditions, retail customer growth and average energy use by retail customers is below the average levels experienced by UNS Electric in prior periods. From 2003 to 2007, customer growth in UNS Electric’s service territory averaged 3% per year, compared with no change in the number of retail customers during 2008. UNS Electric’s customer base is primarily residential, with some small commercial and both light and heavy industrial customers. Peak demand for 2008 was 424 MW.
POWER SUPPLY AND TRANSMISSION
Power Supply
In June 2008, UNS Electric and UED entered into a Power Purchase and Sales Agreement (PPA) under which UED sells all the output of the 90 MW gas-fired Black Mountain Generating Station (BMGS) to UNS Electric over a five-year term. The PPA is a tolling arrangement in which UNS Electric takes operational control of BMGS and assumes all risk of operation and maintenance costs, including fuel. Under the terms of the PPA, UNS Electric pays UED a capacity charge. The costs associated with the PPA are recoverable through UNS Electric’s PPFAC.
In 2008, UNS Gas and UNS Electric entered into a 20-year gas transportation agreement and a 20-year natural gas sales agreement, whereby UNS Gas will purchase natural gas for UNS Electric and transport to BMGS.
UNS Electric owns and operates the Valencia Power Plant (Valencia), located in Nogales, Arizona. Valencia consists of four gas and diesel-fueled combustion turbine units and provides approximately 68 MW of peaking resources. This includes a 20 MW unit installed in 2006. The facility is directly interconnected with the distribution system serving the city of Nogales and the surrounding areas.
In addition to the PPA with UED and the output from Valencia, UNS Electric relies on a portfolio of long, intermediate and short-term purchases to meet customer load requirements.
See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Electric, Liquidity and Capital Resources, Contractual Obligations and Other Non-Reportable Business Segments, UED, below for more information.
Transmission
UNS Electric imports the power it purchases from UED into its Mohave County and Santa Cruz County service territories over Western Area Power Administration’s (WAPA) transmission lines. UNS Electric has a network transmission service agreement for its primary transmission capacity with WAPA for the Parker-Davis system that expires in May 2017. UNS Electric also has a long-term electric point to point transmission capacity agreement with WAPA for the Southwest Intertie system that expires in 2011.
UNS Electric currently plans to upgrade its existing 115 kV transmission line to 138 kV by the end of 2012 to improve the reliability of service in Santa Cruz County.
RATES AND REGULATION
UNS Electric is regulated by the ACC with respect to retail electric rates, quality of service, the issuance of securities, and transactions with affiliated parties, and by the FERC with respect to wholesale power contracts and interstate transmission service. In 2007, UNS Electric was granted a FERC tariff to sell power at market based rates. UNS Electric’s retail electric rates include a purchased power and fuel adjustment clause (PPFAC), which allows for UNS Electric to recover the actual costs of its fuel and power purchases.
2008 UNS Electric Rate Order
In May 2008, the ACC issued a final order in the UNS Electric rate case filed in December 2006, approving a $4 million, or 2.5% base rate increase. UNS Electric had requested a $9 million, or 5.5% base rate increase (over test year revenues) to recover the costs related to serving its growing customer base. UNS Electric also received a new PPFAC mechanism to help address problems posed by volatile power prices. New rates went into effect in June 2008. UNS Electric expects to file another rate case in the first half of 2009. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Electric, Rates, for more information.

ENVIRONMENTAL MATTERS
UNS Electric is subject to environmental regulation of air and water quality, resource extraction, waste disposal and land use by federal, state and local authorities. UNS Electric believes that all existing facilities are in compliance with all existing regulations and will be in compliance with expected environmental regulations. See Item. 1 — Business, TEP, Environmental Matters, for more information.
Renewable Energy Standard and Tariff
The REST rules require UNS Electric to generate or purchase at least 15% of its total annual retail energy requirements from renewable energy technologies by 2025, with smaller amounts required in earlier years. UNS Electric began implementing its ACC approved REST plan on June 1, 2008 and expects to meet the REST rules’ 2009 target of generating or purchasing renewable energy for at least 2% of UNS Electric’s total retail energy requirements. See TEP, Rates and Regulations, Renewable Energy Standard Tariff, above, and Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Electric, Factors Affecting Results of Operations, Renewable Energy Standard and Tariff, for more information.
OTHER
UED
UED completed construction of the 90 MW BMGS in May 2008. The final project cost was $62 million.
Millennium Investments
Through affiliates, Millennium holds investments in unregulated energy and emerging technology companies. At December 31, 2008, Millennium’s investment and cash balances were $32 million, or 1% of UniSource Energy’s total consolidated assets. UniSource Energy has ceased making loans or equity contributions to Millennium and has less than $1 million of remaining funding commitments. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Other Non-Reportable Business Segments, Millennium Investments, for more information.
Equity Method Millennium Investments
Sabinas
Carboelectrica Sabinas, S. de R.L. de C.V. (Sabinas) is a Mexican limited liability company created to develop up to 800 MW of coal-fired generation in the Sabinas region of Coahuila, Mexico. Sabinas also owns 19.2% of Minerales de Monclova, S.A. de C.V. (Mimosa). Mimosa is an owner of coal and associated gas reserves and a supplier of metallurgical coal to the Mexican steel industry and thermal coal to the major electric utility in Mexico. Millennium owns 50% of Sabinas. Altos Hornos de Mexico, S.A. de C.V. (AHMSA) and affiliates own the remaining 50%. UniSource Energy’s former Chairman, President and Chief Executive Officer, who retired on December 31, 2008, is a member of the Board of Directors of AHMSA. Since 1999, AHMSA has been party to a suspension of payments procedure, under applicable Mexican law, which is the equivalent of a U.S. Chapter 11 proceeding. Millennium has the right to sell (a put option) its interest in Sabinas to an AHMSA affiliate for $20 million. Millennium’s investment balance in Sabinas at December 31, 2008 was about $14 million.
Millennium is in the process of finalizing a sale of its interest in Sabinas to Mimosa. In December 2008, Mimosa and Millennium signed a letter delineating the general terms of the sale and purchase. The terms call for an upfront $5 million payment to Millennium which was received in January 2009. Other key terms of the transaction include a three year, interest-bearing, collateralized $15 million note from Mimosa and an interest in carbon credits created from flaring coal mine methane at Mimosa mines. The sale is expected to close before the end of the first quarter of 2009.

Haddington
Haddington Energy Partners II, LP (Haddington) is a limited partnership that funds energy-related investments. Millennium has no remaining commitment to Haddington. Millennium’s total investment balance in Haddington at December 31, 2008 was $9 million. Market disruptions such as those currently being experienced in the United States and abroad may adversely impact the viability of these projects.
Valley Ventures
Valley Ventures III, LP (Valley Ventures) is a venture capital fund that focuses on investments in information technology, microelectronics and biotechnology, primarily within the Southwestern U.S. Millennium committed $6 million, including fees, to the fund and owns approximately 14% of the fund. As of December 31, 2008, Millennium received distributions of $1 million from Valley Ventures and had less than $1 million remaining on this commitment, which is expected to be funded over the next one to two years. Millennium’s total investment balance in Valley Ventures at December 31, 2008 was $2 million.
Discontinued Operations — Global Solar Energy
On March 31, 2006, Millennium completed the sale of its interest in Global Solar. The operating results of Global Solar are reported as discontinued operations.
EMPLOYEES (As of December 31, 2008)
TEP had 1,343 employees, of which approximately 54% are represented by the International Brotherhood of Electrical Workers (IBEW) Local No. 1116. A collective bargaining agreement between the IBEW and TEP expires in January 2013.
UNS Gas had 208 employees, of which 123 employees were represented by IBEW Local No. 1116 and 6 employees were represented by IBEW Local No. 387. The agreements with the IBEW Local No. 1116 and No. 387 expire in June 2009 and February 2010, respectively.
UNS Electric had 180 employees, of which 30 employees were represented by the IBEW Local No. 387 and 120 employees were represented by the IBEW Local No. 769. The existing agreement with the IBEW Local No. 387 and No. 769 expire in February 2010 and August 2010, respectively.
SES had 284 employees, of which approximately 95% are represented by unions. Of the employees represented by unions, 244 are represented by IBEW Local No. 1116, 15 by IBEW Local No. 570 and 10 by IBEW Local No. 640; these agreements expire December 31, 2009, May 31, 2009 and June 20, 2010, respectively.
SEC REPORTS AVAILABLE ON UNISOURCE ENERGY’S WEBSITE
UniSource Energy and TEP make available their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after they electronically file them with, or furnish them to, the Securities and Exchange Commission (SEC). These reports are available free of charge through UniSource Energy’s website address: http://www.uns.com. A link from UniSource Energy’s website to these SEC reports is accessible as follows: At the UniSource Energy main page, select Investor from the menu shown at the top of the page; next select SEC filings from the menu shown on the Investor Relations page. UniSource Energy’s code of ethics, and any amendments made to the code of ethics, is also available on UniSource Energy’s website.
Information contained at UniSource Energy’s website is not part of any report filed with the SEC by UniSource Energy or TEP.
NEW YORK STOCK EXCHANGE CERTIFICATIONS
In 2008, UniSource Energy submitted a Chief Executive Officer certification to the New York Stock Exchange (NYSE) in accordance with NYSE section 303A.12(a). For the year ended December 31, 2008, UniSource Energy has filed with the Securities and Exchange Commission, as an exhibit to this Form 10-K, the Sarbanes-Oxley Act Section 302 certifications regarding the quality of UniSource Energy’s public disclosure.

ITEM 1A. — RISK FACTORS
The business and financial results of UniSource Energy and TEP are subject to a number of risks and uncertainties, including those set forth below and in other documents we file with the SEC.
Regulatory and other restrictions limit the ability of TEP, UNS Gas and UNS Electric to make distributions to UniSource Energy.
UniSource Energy is a holding company that is dependent on the earnings and distributions of funds from its subsidiaries to service its debt and pay dividends to shareholders.
Restrictions include:
•	TEP, UNS Gas and UNS Electric are restricted from lending or transferring funds or issuing securities without ACC approval;
•	The Federal Power Act restricts electric utilities’ ability to pay dividends out of funds that are properly included in their capital account. TEP has an accumulated deficit rather than positive retained earnings. Although the terms of the Federal Power Act are unclear, we believe there is a reasonable basis for TEP to pay dividends from current year earnings. However, the FERC could attempt to stop TEP from paying further dividends or could seek to impose additional restrictions on the payment of dividends; and
•	TEP, UNS Gas and UNS Electric must be in compliance with their respective debt agreements to make dividend payments to UniSource Energy.
UniSource Energy does not expect to receive distributions from UNS Gas or UNS Electric over the next few years due to the need to apply internally generated funds to capital expenditures.
TEP’s base rates are frozen through December 31, 2012, which could negatively impact TEP’s results of operations, net income and cash flows.
Under the terms of the 2008 TEP rate order, TEP is prohibited from submitting a base rate application before June 30, 2012 and new rates cannot go into effect prior to December 31, 2012. If the cost of serving TEP’s customers exceeds the revenues collected from customers, TEP’s results of operations, net income and cash flows could be negatively impacted.
Financial market disruptions and volatility may increase our financing costs, limit our access to the credit markets and increase our pension funding obligations, which may adversely affect our liquidity and our ability to implement our financial strategy.
We rely on access to the bank markets and capital markets as a significant source of liquidity and for capital requirements not satisfied by the cash flow from our operations. Market disruptions such as those currently being experienced in the United States and abroad may increase our cost of borrowing or adversely affect our ability to access sources of liquidity upon which we rely to finance our operations and satisfy our obligations as they become due. These disruptions may include turmoil in the financial services industry, including substantial uncertainty surrounding particular lending institutions and counterparties with which we do business, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in the areas where we do business. If we are unable to access credit at competitive rates, or if our borrowing costs dramatically increase, our ability to finance our operations, meet our short-term obligations and implement our financial strategy could be adversely affected.
UniSource Energy, TEP, UNS Gas and UNS Electric are each party to a revolving credit agreement with a group of lenders, which we rely on for working capital requirements not provided by cash flow from our operations. Each of these agreements is a committed facility and expires in August 2011.
UniSource Energy, TEP, UNS Gas and UNS Electric could experience difficulties in obtaining funding under their respective revolving credit facilities when required if lenders in the bank group file for bankruptcy or refuse to fund when requested. If sufficient liquidity is not available to meet short-term working capital needs, UniSource Energy, TEP, UNS Gas and UNS Electric’s results of operations, net income and cash flows could be negatively impacted.

Changing market conditions could negatively affect the market value of assets held in our pension and other postretirement pension plans and may increase the amount and accelerate the timing of required future funding contributions.
Economic conditions could adversely impact our ability to comply with financial covenants in the UniSource Energy and TEP Credit Agreements.
The UniSource Energy and TEP credit and reimbursement agreements include a minimum cash flow to interest coverage ratio and a maximum leverage ratio. The leverage ratios are calculated as the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. The ability to comply with these covenants could be adversely impacted by lower customer growth rates or sales in the economic downturn. In the event that we seek to renegotiate these provisions to provide additional flexibility, we may need to pay fees or increased interest rates on borrowings as a condition to any amendments or waivers.
TEP, UNS Gas and UNS Electric may be required to post margin under their power and fuel supply agreements which could negatively impact their liquidity.
TEP, UNS Gas and UNS Electric secure power and fuel supply resources to serve their respective retail customers. The agreements under which TEP, UNS Gas and UNS Electric contract for such resources include requirements to post credit enhancement in the form of cash or letters of credit under certain circumstances, including changes in market prices which affect contract values, or a change in creditworthiness of the respective companies.
In order to post such credit enhancement, TEP, UNS Gas and UNS Electric would have to use available cash, draw under their revolving credit agreements, or issue letters of credit under their revolving credit agreements.
The maximum amount TEP may use under its revolving credit facility is $150 million. As of February 25, 2009, TEP had $139 million available to borrow under its revolving credit facility. The maximum amount UNS Gas or UNS Electric may use under their revolving credit facility is $45 million, so long as the combined amount does not exceed $60 million. As of February 25, 2009, UNS Gas and UNS Electric had $25 million and $19 million, respective to borrow under their revolving credit facility. From time to time, TEP, UNS Gas and UNS Electric use their respective revolving credit facilities to post collateral. If additional collateral is required, it may negatively impact TEP, UNS Gas and/or UNS Electric’s ability to fund their capital requirements. As of December 31, 2008 TEP, UNS Gas and UNS Electric had posted $1 million, $18 million, and $14 million, respectively, with counterparties.
UniSource Energy’s utility subsidiaries are subject to numerous environmental laws and regulations which may increase their cost of operations or expose them to environmentally-related litigation and liabilities.
UniSource Energy’s utility subsidiaries are subject to numerous federal, state and local environmental laws and regulations affecting present and future operations, including regulations regarding air emissions, water quality, wastewater discharges, solid waste and hazardous waste. Many of these regulations arise from TEP’s use of coal as the primary fuel for energy generation.
These laws and regulations can result in increased capital, operating and other costs, particularly with regard to enforcement efforts focused on existing power plants and compliance plans with regard to new and existing power plants. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, authorizations and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations. Failure to comply with applicable laws and regulations might result in the imposition of fines and penalties by regulatory authorities. We cannot provide assurance that existing environmental laws and regulations will not be revised or that new environmental laws and regulations will not be adopted or become applicable to us. Increased compliance costs or additional operating restrictions from revised or additional regulation could have an adverse effect on our results of operations, particularly if those costs are not fully recoverable from our ratepayers.

There are proposals and ongoing studies at the state, federal and international levels to address global climate change that could result in the regulation of CO2 and other greenhouse gases. Any future regulatory actions taken to address global climate change represent a business risk to our operations. In 2008, 73% of TEP’s total energy resources came from TEP’s coal-fueled generating facilities. Reductions in CO2 emissions to the levels specified by some proposals could be materially adverse to our financial position or results of operations if associated costs of control or limitation cannot be recovered from ratepayers. The cost impact of legislation or regulation to address global climate change would depend on the specific legislation or regulation enacted and cannot be determined at this time.
TEP is also contractually obligated to pay a portion of its environmental reclamation costs at generating stations in which it has a minority interest and possibly at the mines that supply these generating stations. While TEP has recorded the portion of its costs that can be determined at this time, the total costs for final reclamation at these sites are unknown and could be substantial.
TEP could be subject to penalties as a result of mandatory reliability standards.
As a result of the Energy Policy Act of 2005, owners and operators of bulk power transmission systems, including TEP, are subject to mandatory reliability standards that are developed and enforced by NERC, subject to the oversight of FERC. If we are found not to be in compliance with the mandatory reliability standards we could be subject to sanctions, including substantial monetary penalties.
The operation of electric generating stations involves risks that could result in unplanned outages or reduced generating capability that could adversely affect TEP’s results of operations, net income and cash flows.
The operation of electric generating stations involves certain risks, including equipment breakdown or failure, interruption of fuel supply and lower than expected levels of efficiency or operational performance. Unplanned outages, including extensions of planned outages due to equipment failure or other complications occur from time to time and are an inherent risk of our business. If TEP’s generating stations operate below expectations, TEP could be adversely affected.
UNS Electric may not be able to secure sufficient energy resources to serve its retail customers.
UNS Electric owns 68 MW of peaking generation resources and has a PPA with UED under which UED sells all the output of the 90 MW BMGS to UNS Electric through May 2013. UNS Electric also relies on short and intermediate term purchased power contracts to meet its retail energy demand. In 2008, UNS Electric’s peak retail demand was 424 MW. UNS Electric procures its projected retail peak demand requirements prior to the start of the summer season. In addition to its owned resources and PPA with UED, UNS Electric has acquired other contract capacity to satisfy 80% and 45% of its projected summer peak demand for 2009 and 2010, respectively. However, UNS Electric cannot predict whether it will be able to obtain sufficient resources to meet its retail energy demand for 2009 and beyond. UNS Electric’s cash flows and net income could be negatively impacted if UNS Electric is unable to secure adequate energy resources to sell to its retail customers.
TEP’s, UNS Gas’ and UNS Electric’s revenues, results of operations and cash flows are seasonal, and are subject to weather conditions, economic conditions and customer usage patterns, which are beyond the Company’s control.
TEP typically earns the majority of its operating revenue and net income in the third quarter because of higher air conditioning usage by its retail customers due to hot summer weather. Furthermore, TEP typically reports limited net income in the first quarter because of relatively mild winter weather in its retail service territory. UNS Gas’ peak sales occur in the winter; UNS Electric’s peak sales occur in the summer. Cool summers, warm winters or poor economic conditions may affect customer usage and may adversely affect the utility subsidiaries’ operating revenues and net income by reducing sales. National and local economic conditions can also have a significant impact on retail sales.
Local, regional, and national economic factors can impact the financial condition and operations of TEP’s, UNS Gas’ and UNS Electric’s large commercial and industrial customers and as a result directly impact energy consumption. Such economic conditions may indirectly impact residential and small commercial sales and revenues if employment levels and consumer spending change.

As a result of current general economic conditions, retail customer growth and energy usage by residential and commercial customers at TEP is below the average levels experienced in prior periods. From 2003 to 2007, customer growth in TEP’s service territory averaged approximately 2% per year. In 2008, TEP’s average number of retail customers increased by less than 1% and total retail kWh sales decreased by 1%. The retail customer bases for UNS Gas and UNS Electric did not grow during 2008, compared with annual growth of 3-4% from 2003-2007.
Changes in federal energy regulation may affect TEP, UNS Gas and UNS Electric’s results of operations, net income and cash flows.
TEP, UNS Gas and UNS Electric are subject to comprehensive and changing governmental regulation at the federal level that continues to change the structure of the electric and gas utility industries and the ways in which these industries are regulated. UniSource Energy’s utility subsidiaries are subject to regulation by the FERC. The FERC has jurisdiction over rates for electric transmission in interstate commerce and rates for wholesale sales of electric power, including terms and prices of transmission services and sales of electricity at wholesale prices.
UniSource Energy and its subsidiaries have a substantial amount of indebtedness which could adversely affect its business and results of operations.
UniSource Energy has no operations of its own and derives all of its revenues and cash flow from its subsidiaries. At December 31, 2008, total debt (including capital lease obligations net of investments in lease debt) to total capitalization for UniSource Energy and its subsidiaries was 72%. The substantial amount of indebtedness of UniSource Energy and its subsidiaries:
•	requires UniSource Energy and its subsidiaries to dedicate a substantial portion of their cash flow to pay principal and interest on its debt, which could reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes; and
•	could limit UniSource Energy and its subsidiaries’ ability to borrow additional amounts for working capital, capital expenditures, acquisitions, dividends, debt service requirements, execution of its business strategy or other purposes.
The cost of renewing leases or purchasing TEP’s leased assets, or the cost of procuring alternate sources of generation or purchased power, could adversely affect TEP’s results of operations, net income and cash flows.
TEP, under separate sale and leaseback arrangements, leases the following generation facilities:

Leased Asset	Expiration	Renewal/Purchase Option
Springerville Unit 1	2015	Fair market value purchase option
Springerville Coal Handling Facilities	2015	Fixed price purchase option
Springerville Common Facilities	2020	Fixed price purchase option
Sundt Unit 4	2011	Fair market value purchase option
TEP may renew the leases or purchase the assets when the leases expire at various times between 2011 and 2021. The renewal and purchase options for Springerville Unit 1 and Sundt Unit 4 are generally for fair market value as determined at that time, whereas fixed purchase price options exist for the coal handling and common facilities leases. Upon expiration of the coal handling and common facilities leases (whether at the end of the initial term or any renewal term), TEP has the obligation under agreements with the Springerville Units 3 and 4 owners to purchase such facilities, and each of the owners of Springerville Units 3 and 4 has the obligation to purchase or continue renting from TEP a 14% and 17% interest, respectively, in these facilities.

TEP or UNS Electric may not be able to secure adequate right-of-way to construct transmission lines and may be required to find alternate ways to provide adequate sources of energy and maintain reliability in TEP and UNS Electric’s service areas.
TEP and UNS Electric rely on federal, state and local governmental agencies to secure right-of-way and siting permits to construct transmission lines. If adequate right-of-way and siting permits to build new transmission lines cannot be secured:
•	TEP and UNS Electric may need to rely on more costly alternatives to provide energy to their customers;
•	TEP and UNS Electric may not be able to maintain reliability in their service areas; or
•	TEP and UNS Electric’s ability to provide electric service to new customers may be negatively impacted.
TEP may be required to build an estimated $120 million transmission line from Tucson to Nogales or UNS Electric or TEP may be required to find alternate ways to improve reliability in UNS Electric’s Santa Cruz service area.
In 2001, TEP entered into an agreement to build an approximately 60-mile transmission line from Tucson to Nogales, Arizona, in response to an order from the ACC to improve reliability to UNS Electric’s retail customers in Nogales. Required regulatory approvals have delayed the construction of the transmission line, and in 2005, the ACC initiated proceedings to review the status of service in Nogales and need for the 345-kV line. After a hearing on the issue in February 2006, the ACC directed the ALJ to amend the recommendation to direct the Line Siting Committee of the ACC to gather facts related to options for improving service reliability in Nogales, Arizona. If all regulatory approvals are received, the future costs to construct the transmission line from Tucson to Nogales are expected to be $120 million. If TEP is required to build the transmission line, it may negatively impact TEP’s ability to internally fund substantially all of its capital requirements.
If TEP does not receive required approvals or if we abandon the project, it may be required to expense a portion of the $11 million it has incurred through December 31, 2008, in land acquisition, engineering and environmental expenses. In such an event, TEP or UNS Electric may be required to make additional expenditures to improve reliability. In the event TEP or UNS Electric are not able to recover such expenditures, their results of operations and net income could be adversely affected.
ITEM 1B. — UNRESOLVED STAFF COMMENTS
None.
ITEM 2. — PROPERTIES
TEP PROPERTIES
TEP’s transmission facilities, located in Arizona and New Mexico, transmit electricity from TEP’s remote electric generating stations at Four Corners, Navajo, San Juan, Springerville and Luna to the Tucson area for use by TEP’s retail customers (see Item 1. — Business — Generating and Other Resources). The transmission system is interconnected at various points in Arizona and New Mexico with a number of regional utilities. TEP has arrangements with approximately 120 companies to interchange generation capacity and transmission of energy.
As of December 31, 2008, TEP owned or participated in an overhead electric transmission and distribution system consisting of:
•	512 circuit-miles of 500-kV lines;
•	1,098 circuit-miles of 345-kV lines;
•	366 circuit-miles of 138-kV lines;
•	475 circuit-miles of 46-kV lines; and
•	2,625 circuit-miles of lower voltage primary lines.
The underground electric distribution system is comprised of 4,366 cable-miles. TEP owns approximately 76% of the poles on which the lower voltage lines are located. Electric substation capacity consisted of 111 substations with a total installed transformer capacity of 13,111,250 kilovolt amperes.
Substantially all of the utility assets owned by TEP are subject to the lien of the 1992 Mortgage. Springerville Unit 2, which is owned by San Carlos Resources Inc., a wholly-owned subsidiary of TEP (San Carlos), is not subject to the lien.

The electric generating stations (except as noted below), operating headquarters, warehouse and service center are located on land owned by TEP. The electric distribution and transmission facilities owned by TEP are located:
•	on property owned by TEP;
•	under or over streets, alleys, highways and other public places, the public domain and national forests and state lands under franchises, easements or other rights which are generally subject to termination;
•	under or over private property as a result of easements obtained primarily from the record holder of title; or
•	over American Indian reservations under grant of easement by the Secretary of Interior or lease by American Indian tribes.
It is possible that some of the easements, and the property over which the easements were granted, may have title defects or may be subject to mortgages or liens existing at the time the easements were acquired.
Springerville is located on land parcels held by TEP under a long-term surface ownership agreement with the State of Arizona.
Four Corners and Navajo are located on properties held under easements from the United States and under leases from the Navajo Nation, respectively. TEP, individually and in conjunction with PNM in connection with San Juan, has acquired easements and leases for transmission lines and a water diversion facility located on land owned by the Navajo Nation. TEP has also acquired easements for transmission facilities, related to San Juan, Four Corners, and Navajo, across the Zuni, Navajo and Tohono O’odham Indian Reservations. TEP, in conjunction with PNM and Phelps Dodge, holds an undivided ownership interest in the property on which Luna is located.
TEP’s rights under these various easements and leases may be subject to defects such as:
•	possible conflicting grants or encumbrances due to the absence of or inadequacies in the recording laws or record systems of the Bureau of Indian Affairs and the American Indian tribes;
•	possible inability of TEP to legally enforce its rights against adverse claimants and the American Indian tribes without Congressional consent; or
•	failure or inability of the American Indian tribes to protect TEP’s interests in the easements and leases from disruption by the U.S. Congress, Secretary of the Interior, or other adverse claimants.
These possible defects have not interfered and are not expected to materially interfere with TEP’s interest in and operation of its facilities.
TEP, under separate sale and leaseback arrangements, leases the following generation facilities (which do not include land):
•	coal handling facilities at Springerville;
•	a 50% undivided interest in the Springerville Common Facilities;
•	Springerville Unit 1 and the remaining 50% undivided interest in the Springerville Common Facilities; and
•	Sundt Unit 4 and related common facilities.
See Note 7 of Notes to Consolidated Financial Statements, Debt, Credit Facilities, and Capital Lease Obligations and Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Liquidity and Capital Resources, Contractual Obligations, for additional information on TEP’s capital lease obligations.
UES PROPERTIES
UNS Gas
As of December 31, 2008, UNS Gas’ transmission and distribution system consisted of approximately 58 miles of steel transmission mains, 4,253 miles of steel and plastic distribution mains, and 135,220 customer service lines.
UNS Electric
As of December 31, 2008, UNS Electric’s transmission and distribution system consisted of approximately 56 circuit-miles of 115-kV transmission lines, 264 circuit-miles of 69-kV transmission lines, and 3,548 circuit-miles of underground and overhead distribution lines. UNS Electric also owns 39 substations having a total installed capacity of 1,685,060 kilovolt amperes and the 65 MW Valencia plant.

The gas and electric distribution and transmission facilities owned by UNS Gas and UNS Electric are located:
•	on property owned by UNS Gas or UNS Electric;
•	under or over streets, alleys, highways and other public places, the public domain and national forests and state lands under franchises, easements or other rights which are generally subject to termination; or
•	under or over private property as a result of easements obtained primarily from the record holder of title.
It is possible that some of the easements, and the property over which the easements were granted, may have title defects or may be subject to mortgages or liens existing at the time the easements were acquired.
UED PROPERTIES
As of December 31, 2008, UED owned a 90 MW gas-fired generation facility in Kingman, Arizona, known as BMGS, that was completed in May 2008. BMGS is located on property that is owned by UNS Electric and currently leased to UED.
ITEM 3 — LEGAL PROCEEDINGS
Right of Way Matters
TEP is a defendant in a putative class action filed on February 11, 2009, in the United States District Court in Albuquerque, New Mexico by members of the Navajo Nation. The plaintiffs allege, among other things, that the rights of ways for defendants’ transmission lines on Navajo lands were improperly granted and that the compensation paid for such rights of way was inadequate. The plaintiffs are requesting, among other things, that the transmission lines on these lands be removed. TEP is evaluating the plaintiffs’ claims.
See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Operations, for litigation related to ACC orders and retail competition.
In addition, see legal proceeding described in Note 5 of Notes to Consolidated Financial Statements, Commitments and Contingencies.
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
PART II
ITEM 5. — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY
Stock Trading
UniSource Energy’s Common Stock is traded under the ticker symbol UNS and is listed on the New York Stock Exchange. On February 25, 2009, the closing price was $23.57, with 10,205 shareholders of record. UniSource Energy did not purchase any shares of its Common Stock during 2008.
Dividends
UniSource Energy’s Board of Directors currently expects to continue to pay regular quarterly cash dividends on our Common Stock subject, however, to the Board’s evaluation of our financial condition, earnings, cash flows and dividend policy.
UniSource Energy is the sole shareholder of TEP’s common stock and relies on dividends from its subsidiaries, primarily TEP, to declare and pay dividends. The TEP Board of Directors typically declares a dividend at the end of each year.
See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Dividends on Common Stock.

Common Stock Dividends and Price Ranges

	2008			2007
	Market Price per			Market Price per
	Share of Common			Share of Common
	Stock (1)		Dividends	Stock (1)		Dividends
Quarter:	High	Low	Declared	High	Low	Declared

First	$32.18	$21.35	$0.240	$39.17	$35.46	$0.225
Second	34.49	22.33	0.240	39.94	33.10	0.225
Third	33.42	28.10	0.240	33.72	27.66	0.225
Fourth	29.67	20.91	0.240	32.66	29.14	0.225

Total			$0.960			$0.900

(1)	UniSource Energy’s Common Stock price as reported by the New York Stock Exchange.
On February 13, 2009, UniSource Energy declared a cash dividend of $0.29 per share on its Common Stock. The dividend will be paid March 9, 2009 to shareholders of record at the close of business February 24, 2009.
TEP’s common stock is wholly-owned by UniSource Energy and is not listed for trading on any stock exchange. TEP declared and paid cash dividends to UniSource Energy of $3 million in 2008, $53 million in 2007, and $62 million in 2006.
Convertible Senior Notes
In 2005, UniSource Energy issued $150 million of 4.50% Convertible Senior Notes due 2035. Each $1,000 of Convertible Senior Notes is convertible into 27.033 shares of our Common Stock at any time, representing a conversion price of approximately $36.99 per share of our Common Stock, subject to adjustment in certain circumstances. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Liquidity and Capital Resources, Financing Activities.
Issuer Purchases of Common Equity
UniSource Energy did not purchase any of its common stock during 2008, 2007 or 2006.

ITEM 6. — SELECTED CONSOLIDATED FINANCIAL DATA
UniSource Energy

	2008	2007	2006	2005	2004
	-In Thousands-
	(except per share data)
Summary of Operations
Operating Revenues	$1,397,511	$1,381,373	$1,308,141	$1,224,056	$1,164,988
Income Before Discontinued Operations and Accounting Change	$14,021	$58,373	$69,243	$52,253	$50,982
Net Income (1)	$14,021	$58,373	$67,447	$46,144	$45,919

Basic Earnings per Share:
Before Discontinued Operations & Accounting Change	$0.39	$1.64	$1.96	$1.51	$1.49
Net Income	$0.39	$1.64	$1.91	$1.33	$1.34

Diluted Earnings per Share:
Before Discontinued Operations & Accounting Change	$0.39	$1.57	$1.85	$1.44	$1.45
Net Income	$0.39	$1.57	$1.80	$1.28	$1.31

Shares of Common Stock Outstanding Average	35,632	35,486	35,264	34,798	34,380
End of Year	35,458	35,315	35,190	34,874	34,255

Year-end Book Value per Share	$19.12	$19.54	$18.59	$17.69	$16.95
Cash Dividends Declared per Share	$0.96	$0.90	$0.84	$0.76	$0.64

Financial Position
Total Utility Plant — Net	$2,617,693	$2,407,295	$2,259,620	$2,171,461	$2,081,137
Investments in Lease Debt and Equity	126,672	152,544	181,222	156,301	170,893
Other Investments and Other Property	64,096	70,677	66,194	58,468	68,846
Total Assets	$3,509,567	$3,185,716	$3,187,409	$3,180,211	$3,186,936

Long-Term Debt	$1,313,615	$993,870	$1,171,170	$1,212,420	$1,257,595
Non-Current Capital Lease Obligations	513,517	530,973	588,771	665,737	701,931
Common Stock Equity	679,274	690,075	654,149	616,741	580,718

Total Capitalization	$2,506,406	$2,214,918	$2,414,090	$2,494,898	$2,540,244

Selected Cash Flow Data
Net Cash Flows From Operating Activities	$277,011	$322,766	$282,659	$273,883	$306,979

Capital Expenditures	$(349,289)	$(245,366)	$(238,261)	$(203,362)	$(166,861)
Other Investing Cash Flows (2)	(103,528)	27,961	(7,820)	32,794	10,672

Net Cash Flows From Investing Activities	$(452,817)	$(217,405)	$(246,081)	$(170,568)	$(156,189)

Net Cash Flows From Financing Activities	$140,605	$(119,229)	$(77,016)	$(112,664)	$(98,028)

Ratio of Earnings to Fixed Charges (3)	1.24	1.68	1.73	1.55	1.48

(1)	Net Income includes an after-tax loss for discontinued operations of $2 million in 2006, $5 million in 2005 and $5 million in 2004. Net income includes an after-tax loss of $0.6 million for the Cumulative Effect of Accounting Change from the implementation of FIN 47 in 2005.

(2)	Other Investing Cash Flows in 2008 includes the $133 million deposit to Trustee for Repayment of Collateral Trust Bond.

(3)	For purposes of this computation, earnings are defined as pre-tax earnings from continuing operations before minority interest, or income/loss from equity method investments, plus interest expense, and amortization of debt discount and expense related to indebtedness. Fixed charges are interest expense, including amortization of debt discount and expense on indebtedness.

See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
TEP

	2008	2007	2006	2005	2004
	-Thousands of Dollars-
Summary of Operations
Operating Revenues	$1,079,253	$1,070,503	$988,994	$937,470	$889,298
Income Before Accounting Change	4,363	53,456	66,745	48,893	46,127
Net Income (1)	$4,363	$53,456	$66,745	$48,267	$46,127

Financial Position
Total Utility Plant — Net	$2,120,619	$1,957,506	$1,887,387	$1,866,622	$1,816,782
Investments in Lease Debt and Equity	126,672	152,544	181,222	156,301	170,893
Other Investments and Other Property	31,291	35,460	30,161	27,013	23,393
Total Assets	$2,841,771	$2,573,036	$2,623,063	$2,617,219	$2,742,168
Long-Term Debt	$903,615	$682,870	$821,170	$821,170	$1,097,595
Non-Current Capital Lease Obligations	513,370	530,714	588,424	665,299	701,405
Common Stock Equity	583,606	577,349	554,714	558,646	414,510

Total Capitalization	$2,000,591	$1,790,933	$1,964,308	$2,045,115	$2,213,510

Selected Cash Flow Data
Net Cash Flows From Operating Activities	$268,706	$264,112	$227,228	$243,013	$275,151

Capital Expenditures	$(286,905)	$(162,539)	$(156,180)	$(149,906)	$(129,505)
Other Investing Cash Flows(2)	(103,849)	25,414	(25,786)	21,001	3,743

Net Cash Flows From Investing Activities	$(390,754)	$(137,125)	$(181,966)	$(128,905)	$(125,762)

Net Cash Flows From Financing Activities	$128,713	$(120,088)	$(78,984)	$(173,882)	$(101,444)

Ratio of Earnings to Fixed Charges (3)	1.13	1.75	1.84	1.60	1.52

(1)	Net Income includes an after-tax loss of $0.6 million for the Cumulative Effect of Accounting Change from the implementation of FIN 47 in 2005.

(2)	Other Investing Cash Flows in 2008 includes the $133 million deposit to Trustee for Repayment of Collateral Trust Bonds.

(3)	For purposes of this computation, earnings are defined as pre-tax earnings from continuing operations before minority interest, or income/loss from equity method investments, plus interest expense and amortization of debt discount and expense related to indebtedness. Fixed charges are interest expense, including amortization of debt discount and expense on indebtedness.
Note: Disclosure of earnings per share information for TEP is not presented as the common stock of TEP is not publicly traded.
See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:
•	outlook and strategies,
•	operating results during 2008 compared with 2007, and 2007 compared with 2006,
•	factors which affect our results and outlook,
•	liquidity, capital needs, capital resources, and contractual obligations,
•	dividends, and
•	critical accounting policies.
UniSource Energy is a holding company that has no significant operations of its own. Operations are conducted by UniSource Energy’s subsidiaries, each of which is a separate legal entity with its own assets and liabilities. UniSource Energy owns the outstanding common stock of TEP, UniSource Energy Services, Inc. (UES), UniSource Energy Development Company (UED) and Millennium Energy Holdings, Inc. (Millennium).
TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years. UES was established in 2003, when it acquired the Arizona gas and electric properties from Citizens. UES, through its two operating subsidiaries, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric), provides gas and electric service to 30 communities in Northern and Southern Arizona. UED developed and owns the Black Mountain Generating Station (BMGS), a gas turbine project in Northern Arizona that provides energy to UNS Electric through a five-year power sale agreement. Millennium has existing investments in unregulated businesses; however no new investments are planned at Millennium. We conduct our business in three primary business segments — TEP, UNS Gas and UNS Electric.
On March 31, 2006, Millennium sold its interest in Global Solar Energy, Inc. (Global Solar), its largest holding. At December 31, 2008, the investment in Millennium represented 1% of UniSource Energy’s total assets.
UNISOURCE ENERGY CONSOLIDATED
OUTLOOK AND STRATEGIES
Our financial prospects and outlook for the next few years will be affected by many factors including: TEP’s 2008 Rate Order that freezes base rates through 2012, the recent national and regional economic down turn, the financial market disruptions and volatility, potential regulations impacting greenhouse gas emissions and other regulatory factors. Our plans and strategies include the following:
•	Maintain and enhance TEP’s system reliability and safety while operating under a base rate freeze through 2012;
•	Ensure UniSource Energy continues to have adequate liquidity by maintaining sufficient lines of credit and regularly reviewing and adjusting UniSource Energy’s short-term investment strategies in response to market conditions;
•	Expand TEP and UNS Electric’s portfolio of renewable energy sources and demand side management programs to meet Arizona’s renewable energy standards;
•	Enhance the value of TEP’s transmission system while continuing to provide reliable access to generation for TEP and UNS Electric’s retail customers and market access for all generating assets; and
•	Obtain ACC approval of rate increases for UNS Gas and UNS Electric to provide adequate revenues to cover the rising cost of providing reliable and safe service to their customers.

Economic Conditions
As a result of general economic conditions, retail customer growth and energy usage by residential and commercial customers at UniSource Energy’s utility subsidiaries is below the average levels experienced in prior periods. From 2003 to 2007, the growth in number of customers in UniSource Energy’s utility service territories averaged 2% per year for TEP, and 3% per year for UNS Gas and UNS Electric. During 2008, UniSource Energy’s results were impacted by slower retail customer growth and lower energy usage by residential and commercial customers. TEP experienced retail customer growth of approximately 1% and UES experienced retail customer growth of less than 1% during 2008. UniSource Energy’s future results of operations may continue to be impacted by weakening economic conditions. While we cannot predict when customer growth will return to historic levels, we expect customer growth to be approximately 1% per year during the next 18 months. We did not experience a material increase in uncollectible accounts at TEP, UNS Gas or UNS Electric in 2008.
To date, UniSource Energy and its subsidiaries have not been materially impacted by volatility and disruptions in the financial markets. Our banking relationships remain stable. UniSource Energy and its subsidiaries have access to $280 million of revolving credit facilities, of which $201 million was unused as of February 25, 2009, which we believe is sufficient to meet current operating, capital and financing needs. UniSource Energy, TEP, UNS Gas and UNS Electric have not experienced, nor do they expect to experience, any difficulties obtaining funding under their respective revolving credit facilities. None of these credit facilities have any bankrupt financial institutions as lenders, and no lenders in the bank groups have refused to fund when requested.
The credit agreements of UniSource Energy and its subsidiaries contain certain financial covenants. In September 2008, as a result of higher than expected fuel and purchased power costs, UniSource Energy and TEP amended their credit agreements to provide more flexibility to meet the required leverage ratios. The leverage ratios are calculated as a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. In February 2009, the leverage ratio in the Unisource Energy credit agreement was further amended to provide additional flexibility. Although fuel and purchase power expenses have decreased in recent months, current economic conditions could result in lower customer growth rates and lower sales and could impact our ability to comply with these covenants.
UniSource Energy and its subsidiaries are also subject to interest rate risk on variable rate revolving credit facility borrowings and outstanding long-term variable rate debt. See Liquidity and Capital Resources, Interest Rate Risk; Tucson Electric Power, Liquidity and Capital Resources, Interest Rate Risk; UNS Gas, Liquidity and Capital Resources, Interest Rate Risk; and UNS Electric, Liquidity and Capital Resources, Interest Rate Risk below.
Neither UniSource Energy nor any of its subsidiaries have any scheduled long-term debt maturities until 2011 when $50 million of unsecured notes mature at UNS Gas. The UniSource Energy and TEP Credit Agreements and the UNS Gas/UNS Electric Revolver also expire in 2011. UniSource Energy is required to make principal payments on an amortizing term loan, totaling $6 million per year. See UniSource Energy Credit Agreement, below.
As of February 25, 2009, TEP, UNS Electric and UNS Gas did not have any material power or gas trading exposure to financially distressed counterparties. We cannot predict whether in the future our financial condition or results of operations will be impacted by current economic conditions or liquidity concerns in the financial markets. See Liquidity and Capital Resources, below.
TEP, UNS Gas and UNS Electric maintain noncontributory, defined benefit pension plans for substantially all regular employees and certain affiliate employees. Benefits are based on years of service and the employee’s average compensation. TEP, UNS Gas and UNS Electric fund the plans by contributing at least the minimum amount required under Internal Revenue Service regulations. Additionally, we provide supplemental retirement benefits to certain employees whose benefits are limited by Internal Revenue Service benefit or compensation limitations.
The pension assets are invested in a diversified portfolio of domestic and international equity securities, fixed income securities, real estate and alternative investments. As of December 31, 2008, the total value of the pension assets was approximately $135 million, compared with $193 million as of December 31, 2007. Our projected benefit obligation at December 31, 2008 and at December 31, 2007 was $230 million and $209 million, respectively. Due to the recent decline in the plan total asset value, 2009 funding requirements are expected to be $16 million, compared with the $10 million annual contribution that was funded in 2008.

Environmental Matters
UniSource Energy’s utility subsidiaries are subject to numerous federal, state and local environmental laws and regulations affecting present and future operations, including regulations regarding air emissions, water quality, wastewater discharges, solid waste and hazardous waste.
These laws and regulations can result in increased capital, operating and other costs, particularly with regard to enforcement efforts focused on existing power plants and compliance plans with regard to new and existing power plants. There are proposals and ongoing studies at the state, federal and international levels to address global climate change that could result in the regulation of CO2 and other greenhouse gases. The cost impact of legislation or regulation to address global climate change would depend on the specific legislation or regulation enacted and cannot be determined at this time. For further discussion of the possible impact of environmental matters on our business, see Item 1. Business —Environmental Matters and Item 1A. Risk Factors.
RESULTS OF OPERATIONS
Executive Overview
UniSource Energy recorded Income Before Discontinued Operations of $14 million in 2008, $58 million in 2007 and $69 million in 2006. Net income of $67 million in 2006 reflects a $2 million loss from discontinued operations.
2008 Compared with 2007
UniSource Energy recorded net income of $14 million in 2008 compared with net income of $58 million in 2007. The decrease in UniSource Energy’s net income in 2008 is due primarily to higher costs at TEP and the impacts resulting from the 2008 TEP Rate Order. TEP incurred higher coal-related fuel expense; higher purchased power costs due partially to plant outages in the first and third quarters of 2008; and higher operations and maintenance (O&M) expense primarily due to generating plant maintenance.
Results in 2008 were also impacted by: a $54 million decrease in TRA amortization; the 2008 TEP Rate Order that included a credit to retail customers that decreased revenue by $58 million; and adjustments that reduced pre-tax expenses by $32 million related to the reapplication of FAS 71 to TEP’s generating assets, resulting from the 2008 TEP Rate Order. See Tucson Electric Power Company, Results of Operations, below.
2007 Compared with 2006
The decrease in UniSource Energy’s net income in 2007 is due primarily to higher fuel and purchased power costs. Coal-related fuel expense at TEP was higher due primarily to a new rail and coal contract for Sundt Unit 4 that took effect at the beginning of 2007. Hot summer weather and planned coal plant outages at TEP during the first quarter put upward pressure on gas-related fuel costs and purchased power costs. Other factors impacting UniSource Energy’s net income in 2007 included higher TRA amortization expense at TEP and increased operations and maintenance costs. See Tucson Electric Power Company, Results of Operations, below.
On March 31, 2006, Millennium sold Global Solar for $16 million in cash and an option to purchase, under certain conditions, 5% to 10% of Global Solar in the future. In the first quarter of 2006, UniSource Energy recorded an after-tax loss of approximately $2 million related to the discontinued operations and disposal of Global Solar.
See Other Non-Reportable Segments, Results of Operations, Discontinued Operations — Global Solar, below.

CONTRIBUTION BY BUSINESS SEGMENT
The table below shows the contributions to our consolidated after-tax earnings by our three business segments and Other net income (loss).

	2008	2007	2006
	-Millions of Dollars-
TEP	$4	$53	$67
UNS Gas	8	4	4
UNS Electric	4	5	5
Other (1)	(2)	(4)	(7)

Income Before Discontinued Operations	14	58	69

Discontinued Operations — Net of Tax (2)	—	—	(2)

Consolidated Net Income	$14	$58	$67

(1)	Includes: UniSource Energy parent company expenses; UniSource Energy parent company interest expense (net of tax) on the UniSource Energy Convertible Senior Notes and on the UniSource Energy Credit Agreement; and income and losses from Millennium investments and UED.

(2)	Relates to the discontinued operations of Global Solar.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The primary source of liquidity for UniSource Energy, the parent company, is dividends from its subsidiaries, primarily TEP. Also, under UniSource Energy’s tax sharing agreement, subsidiaries make income tax payments to UniSource Energy, which makes payments on behalf of the consolidated group. The table below provides a summary of the liquidity position of UniSource Energy on a stand-alone basis and each of its segments.

			Borrowings	Amount Available
Balances As of	Cash and Cash		under Revolving	under Revolving
February 25, 2009	Equivalents		Credit Facility(3)	Credit Facility
	-Millions of Dollars-
UniSource Energy stand-alone	$4		$42	$28
TEP	24		11	139
UNS Gas	8		10	25	(1)
UNS Electric	5		16	19	(1)
Other	9	(2)	N/A	N/A

Total	$50

(1)	Currently, either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, but the total combined amount borrowed cannot exceed $60 million.

(2)	Includes cash and cash equivalents at Millennium and UED.

(3)	Includes LOCs issued under Revolving Credit Facilities
Short-term Investments
UniSource Energy has a short-term investment policy which governs the investment of excess cash balances by UniSource Energy and its subsidiaries. We review this policy periodically in response to market conditions to adjust, if necessary, the maturities and concentrations by investment type and issuer in the investment portfolio. As of December 31, 2008, UniSource Energy’s short-term investments include highly-rated and liquid money market funds and commercial paper. These short-term investments are classified as Cash and Cash Equivalents on the Balance Sheet.

Access to Revolving Credit Facilities
UniSource Energy, TEP, UNS Gas and UNS Electric are each party to a revolving credit agreement with a group of lenders, which is available to be used for working capital purposes. Each of these agreements is a committed facility and expires in August 2011. The TEP and UNS Gas/UNS Electric Credit Agreements may be used for revolving borrowings, as well as to issue letters of credit. TEP, UNS Gas and UNS Electric each issue letters of credit from time to time to provide credit enhancement to counterparties for their power or gas procurement and hedging activities. The UniSource Energy Credit Agreement may be used only for revolver borrowings.
UniSource Energy and its subsidiaries believe that they have sufficient liquidity under their revolving credit facilities to meet their short-term working capital needs and to provide credit enhancement as may be required under their respective energy procurement and hedging agreements. See Item 7A. Qualitative and Quantitative Disclosures about Market Risk, Credit Risk, below.
Liquidity Outlook
Neither UniSource Energy nor any of its subsidiaries have any long-term debt maturities until 2011 when $50 million of unsecured notes mature at UNS Gas. The UniSource Energy and TEP Credit Agreements and the UNS Gas/UNS Electric Revolver also expire in 2011. UniSource Energy is required to make principal payments on an amortizing term loan, totaling $6 million per year. See UniSource Energy Credit Agreement, below.
Executive Overview — UniSource Energy Consolidated Cash Flows

	2008	2007	2006
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$277	$323	$283
Investing Activities	(453)	(217)	(246)
Financing Activities	141	(119)	(77)
UniSource Energy’s consolidated cash flows are provided primarily from retail and wholesale energy sales at TEP, UNS Gas and UNS Electric, net of the related payments for fuel and purchased power. Generally, cash from operations is lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load. As a result of the varied seasonal cash flow, UniSource Energy, TEP, UNS Gas and UNS Electric use, as needed, their revolving credit facilities to fund their business activities.
Cash used for investing activities is primarily a result of capital expenditures at TEP, UNS Gas and UNS Electric. Cash used for investing and financing activities can fluctuate year-to-year depending on: capital expenditures, repayments and borrowings under revolving credit facilities; debt issuances or retirements; capital lease payments by TEP; and dividends paid by UniSource Energy to its shareholders.
Operating Activities
In 2008, net cash flows from operating activities were $46 million lower than the same period in 2007. The decrease was due primarily to payments for increased fuel and purchased power costs and operations and maintenance activities, and lower proceeds from the sale of SO2 emissions allowances, partially offset by income tax refunds, higher wholesale sales receipts, lower income taxes paid and lower interest paid in 2008.
Investing Activities
Net cash used for investing activities was $236 million higher in 2008 compared with 2007 due to a $133 million deposit made with the trustee of maturing bonds at TEP and an increase in capital expenditures. In 2008, TEP had long-term debt maturities of $138 million which it retired with proceeds from the redemption of $221 million of IDBs that TEP held for its own account. Funding for this redemption was provided by the issuance of new IDBs in March and June 2008. The deposit was applied by the trustee to TEP’s bonds that matured on August 1, 2008. Capital expenditures were $104 million higher in 2008 due primarily to environmental upgrades to the San Juan generating station, transmission system improvements and the completion of BMGS.

Capital Expenditures

	Actual	Estimated
Business Segment	2008	2009	2010	2011	2012	2013
		-Millions of Dollars-
TEP	$287	$245	$227	$257	$222	$188
UNS Gas	16	20	19	21	22	23
UNS Electric	30	29	24	23	37	16
UED	16	—	—	—	—	—

UniSource Energy Consolidated	$349	$294	$270	$301	$281	$227

UniSource Energy’s capital expenditures of $349 million in 2008 were $44 million below the estimate provided in our 2007 Form 10-K due primarily to lower than expected customer growth and usage, as well as lower material costs. UniSource Energy’s forecasted consolidated capital expenditures for 2009 and 2010 are approximately $87 million, or 13% below the estimates provided in our 2007 Form 10-K, as we expect the economic slow down to impact customer growth and material costs in all of our utility service territories. In addition, the ACC is expected to require TEP and UNS Electric to charge customers for the total cost of line extensions, eliminating the prior practice of providing a portion of line extensions free of charge to customers. TEP’s estimates exclude capital expenditures related to the proposed transmission line to Nogales, Arizona, while they include the purchase of Sundt Unit 4 in 2011. For more information see, TEP, Liquidity and Capital Resources, Investing Activities, Forecasted Capital Expenditures, below, and Item 1. Business, TEP, Transmission Access, Tucson to Nogales Transmission Line, above.
Financing Activities
Net cash flows from financing activities were $260 million higher in 2008 compared with 2007. In March and June of 2008, The Industrial Development Authority of Pima County (Pima Authority) issued, for the benefit of TEP, approximately $91 million and $130 million, respectively, of tax-exempt industrial development revenue bonds (IDBs). Also in August 2008, UNS Electric issued $100 million of long-term debt to refinance a $60 million debt maturity and to pay down borrowings on its revolving credit facility. This increase in cash flows was offset by: UNS Electric’s repayment of $60 million of notes that matured in August 2008 and outstanding borrowings under the UNS Gas/UNS Electric Revolver, higher payments on capital lease obligations by TEP and common stock dividends paid by UniSource Energy.
Capital Contributions
In December 2008, UniSource Energy contributed $59 million in capital to UED by canceling an intercompany promissory note in the amount of $59 million. Borrowings under the promissory note were used to finance the development of BMGS.
UniSource Energy Credit Agreement
The UniSource Credit Agreement consists of a $30 million amortizing term loan facility and a $70 million revolving credit facility and matures in August 2011. Principal payments of $1.5 million on the outstanding term loan are due quarterly, with the balance due at maturity. At December 31, 2008, there was $15 million outstanding under the term loan facility and $43 million outstanding under the UniSource Energy revolving credit facility at a weighted average interest rate of 2.48%. We have the option of paying interest on the term loan and on borrowings under the revolving credit facility at adjusted LIBOR plus 1.25% or the sum of the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate and 0.25%.
The UniSource Credit Agreement restricts additional indebtedness, liens, mergers, sales of assets, and certain investments and acquisitions. We must also meet: (1) a minimum cash flow to debt service coverage ratio for UniSource Energy on a standalone basis and (2) a maximum leverage ratio on a consolidated basis. We may pay dividends if, after giving effect to the dividend payment, we have more than $15 million of unrestricted cash and unused revolving credit.
In September 2008, as a result of higher than expected fuel and purchased power costs, UniSource Energy its credit agreements to provide more flexibility to meet the required leverage ratio. Although fuel and purchase power expenses have decreased in recent months, current economic conditions could result in lower customer growth rates and lower sales. If our financial results are impacted by the economic downturn, our ability to comply with financial covenants could be jeopardized and we may seek waivers or amendments of the covenants. In February 2009, the leverage ratio in the UniSource Energy credit agreement was further amended to provide additional flexibility. Although fuel and purchase power expenses have decreased in recent months, current economic conditions could result in lower customer growth rates and lower sales and could impact our ability to comply with these covenants.

As of December 31, 2008, we were in compliance with the terms of the UniSource Credit Agreement.
If an event of default occurs, the UniSource Credit Agreement may become immediately due and payable. An event of default includes failure to make required payments under the UniSource Credit Agreement, failure of UniSource Energy or certain subsidiaries to make payments or default on debt greater than $20 million, or certain bankruptcy events at UniSource Energy or certain subsidiaries.
Interest Rate Risk
UniSource Energy is subject to interest rate risk resulting from changes in interest rates on its borrowings under the revolving credit facility. The interest paid on revolving credit borrowings is variable. Given the recent volatility in LIBOR and other benchmark interest rates, UniSource Energy may be required to pay higher rates of interest on borrowings under its revolving credit facility. See Item 7A. Qualitative and Quantitative Disclosures about Market Risk, Credit Risk, below.
Convertible Senior Notes
UniSource Energy has outstanding $150 million of 4.50% Convertible Senior Notes due 2035. Each $1,000 of Convertible Senior Notes is convertible into 27.033 shares of our Common Stock at any time, representing a conversion price of approximately $36.99 per share of our Common Stock, subject to adjustments. The closing price of UniSource Energy’s Common Stock was $23.57 on February 25, 2009.
Guarantees and Indemnities
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees at December 31, 2008 were:
•	UES’ guarantee of senior unsecured notes issued by UNS Gas ($100 million) and UNS Electric ($100 million);
•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver; and
•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas.
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

Contractual Obligations
The following chart displays UniSource Energy’s consolidated contractual obligations by maturity and by type of obligation as of December 31, 2008.
UniSource Energy’s Contractual Obligations
-Millions of Dollars-

Payment Due in Years						2014
Ending December 31,	2009	2010	2011	2012	2013	and after	Other	Total
Long Term Debt
Principal (See Note 7)	$6	$6	$573	$—	$—	$745	$—	$1,330
Interest(1)	57	58	55	45	45	608	—	868
Capital Lease Obligations (See Note 7)	63	93	107	118	123	304	—	808
Operating Leases	2	2	1	—	—	1	—	6
Purchase Obligations:
Fuel(2)	232	152	81	47	46	200	—	758
Purchased Power	78	32	15	10	10	3	—	148
Transmission	4	4	4	2	2	5	—	21
Other Long-Term Liabilities(3):
Pension & Other Post Retirement Obligations(4)	23	5	6	6	6	30	—	76
San Juan Pollution Control Equipment (See Note 5)	18	—	—	—	—	—	—	18
Acquisition of Springerville Coal Handling and Common Facilities (See Note 7)	—	—	—	—	—	226	—	226
Unrecognized Tax Benefits (See Note 10)	—	—	—	—	—	—	20	20

Total Contractual Cash Obligations	$483	$352	$842	$228	$232	$2,122	$20	$4,279

(1)	Excludes interest on revolving credit facilities.

(2)	Excludes TEP’s liability for final environmental reclamation at the coal mines which supply the San Juan and Four Corners generating stations as the timing of payment has not been determined. See Note 5.

(3)	Excludes asset retirement obligations expected to occur through 2066.

(4)	These obligations represent TEP and UES’ minimum contributions to pension plans in 2009 and TEP’s expected postretirement benefit costs to cover medical and life insurance claims as determined by the plans’ actuaries. TEP and UES do not know and have not included pension contributions beyond 2009 due to the significant impact that returns on plan assets and changes in discount rates might have on such amounts. TEP funds the postretirement benefit plan on a pay-as-you-go basis.
We have reviewed our contractual obligations and provide the following additional information:
•	We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
•	None of our contracts or financing arrangements contains acceleration clauses or other consequences triggered by changes in our stock price.
Dividends on Common Stock
On February 13, 2009, UniSource Energy declared a first quarter cash dividend of $0.29 per share on its Common Stock. The first quarter dividend, totaling approximately $10 million, will be paid March 9, 2009 to shareholders of record at the close of business February 24, 2009. During 2008, UniSource Energy paid quarterly dividends to its shareholders of 0.24 per share; for all of 2008, total dividends paid were $34 million. In 2007, UniSource Energy paid quarterly dividends to its shareholders of $0.225 per share; for all of 2007, total dividends paid were $32 million.

Income Tax Position
At December 31, 2008, UniSource Energy and TEP had, for federal and state income tax filing purposes, the following carryforward amounts:

	UniSource Energy		TEP
	Amount	Expiring	Amount	Expiring
	-Millions of Dollars-	Year	-Millions of Dollars-	Year
Capital Loss	$2	2010-2011	$—	—
State Net Operating Loss	43	2013	28	2013
AMT Credit	49	—	35	—
In 2007, the IRS issued final settlement guidelines for the utility industry relating to the capitalization of indirect costs to self-constructed assets. Amended returns were filed for 2002-2004 claiming additional deductions under these settlement guidelines and UniSource Energy received $16 million in tax refunds, including interest, during 2008.
TUCSON ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS
Executive Summary
TEP recorded net income of $4 million in 2008 compared with net income of $53 million in 2007. The decrease in TEP’s net income in 2008 is due primarily to higher coal-related fuel expense; higher purchased power costs due partially to plant outages in the first and third quarters of 2008; and higher operations and maintenance (O&M) expense primarily due primarily to generating plant maintenance.
TEP’s 2008 results also included: a $54 million decrease in TRA amortization; a credit to retail customers that decreased revenue by $58 million required by the 2008 TEP Rate Order; and a reduction in pre-tax expenses of $32 million related to the reinstatement of FAS 71 to TEP’s generating assets, also resulting from the 2008 TEP Rate Order.
The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP’s utility operations, unless otherwise noted.
2008 Compared with 2007
The following factors contributed to the decrease in TEP’s net income:
•	A $9 million increase in total operating revenues due to:
•	a $64 million increase in wholesale revenues due to increased short-term wholesale activity and related purchased power volumes, lower retail demand resulting in an increase in the availability of energy to sell into the wholesale market and an increase in the market price of wholesale power. Wholesale sales volumes increased 13% and the average price per MWh of wholesale power sold increased by 16%; and
•	a $12 million increase in other revenues due primarily to fees and reimbursements received for fuel and O&M costs related to Springerville Units 3 and 4; partially offset by:
•	a $58 million provision for revenues to be credited equivalent to the Fixed CTC revenue that was collected from customers after the TRA was fully amortized in early May 2008; and

•	a $9 million decrease in retail revenues due to mild summer weather and a weakening local economy.

•	A $92 million increase in fuel and purchased power due to:
•	a $98 million increase in purchased power expense. Purchased power volumes increased by 44% as a result of higher wholesale sales activity and replacement power purchases during the first and third quarters. The average price paid per MWh increased by 18% due to higher market prices for wholesale energy; and
•	a $6 million decrease in fuel expense. Higher mining costs at San Juan, increased coal costs at Sundt Unit 4 and a 17% increase in the average cost per kWh of gas-fired generation due to higher natural gas prices, were offset by a $25 million gain recorded to fuel expense related to the reinstatement of FAS 71.
Other factors impacting the comparability of results for 2008 include:
•	a $55 million increase in O&M expense due to: an $11 million increase in O&M related to Springerville Units 3 and 4, which is reimbursed to TEP by the owners of those units and recorded in other revenues; an increase in generation plant maintenance of $18 million; a $13 million decrease in pre-tax gains from the sale of excess SO2 Emission Allowances which is recorded as an offset to O&M; increased transmission expense; and general cost pressures resulting from inflation and other economic factors;
•	a $6 million increase in depreciation and amortization expense due to additions to plant in service;
•	a $54 million decrease in the amortization of TEP’s TRA. In May 2008, the TRA was fully amortized;
•	a $9 million decrease in taxes other than income taxes due primarily to a $7 million gain resulting from the reinstatement of FAS 71;
•	a $7 million decrease in other income due in part to lower interest income on investment in lease debt. The interest income declines over time as the lease debt is amortized; and
•	a $15 million decrease in total interest expense resulting primarily from lower balances on capital lease obligations.
In 2008 and 2007, the net pre-tax benefit recognized by TEP related to Springerville Units 3 and 4 for operating fees and contributions toward common facility costs was $12 million in each period.
2007 Compared with 2006
TEP recorded net income of $53 million in 2007 compared with $67 million in 2006. The following factors contributed to the decrease:
•	a $7 million increase in total operating revenues less fuel and purchased power expense due to the following:
•	a $37 million increase in retail revenues due to hot weather during the third quarter, cool weather during the first quarter and customer growth;
•	a $17 million increase in wholesale revenues. Wholesale revenues in 2007 and 2006 included $8 million and $3 million, respectively, of transmission revenues related to Springerville Unit 3. Wholesale revenues also benefited from higher short-term wholesale sales activity;
•	a $27 million increase in other revenues due primarily to fees and reimbursements received from Tri-State for fuel and O&M costs related to Springerville Unit 3 and reimbursements received from SRP for expenses related to Springerville Unit 4; offset by:
•	a $40 million increase in purchased power expense due to increased retail energy demand during the third quarter, higher short-term wholesale activity and expenses related to the 100 MW purchased power contract with Tri-State that commenced in September 2006 and ended August 1, 2007; and
•	a $34 million increase in fuel expense due to an increase in gas-fired generating output, as well as increases in coal and rail expenses. See Operating Expenses, Fuel and Purchased Power Expense, below.

Other factors impacting the results for 2007 include:
•	a $13 million increase in O&M expense due in part to planned maintenance outages at San Juan Unit 2 and Springerville Unit 2 during the first quarter of 2007. Other factors contributing to higher O&M include a full year of operating expenses at Luna, and expenses related to Springerville Units 3 and 4 that TEP incurred and for which TEP received reimbursement from Tri-State and SRP. TEP’s O&M expense in 2007 included $24 million related to Springerville Units 3 and 4, compared with $9 million in 2006. O&M expense in 2007 was partially offset by a pre-tax gain of $15 million related to the sale of excess SO2 Emission Allowances, compared with a pre-tax gain of $7 million in 2006;
•	a $12 million increase in the amortization of TEP’s Transition Recovery Asset (TRA);
•	a $7 million increase in depreciation and amortization due primarily to additions to plant in service; and
•	a $10 million decrease in total interest expense due to lower balances on capital lease obligations. In addition, interest expense in 2006 included an interest payment to the IRS for proposed adjustments to previously filed tax returns and the write-off of fees related to the amendment of TEP’s Credit Agreement.
In 2007, the net pre-tax benefit recognized by TEP related to Springerville Unit 3 for operating fees, a construction bonus and a reduction in its share of the common costs was $13 million. See Tucson Electric Power Company, Factors Affecting Results of Operations Springerville Units 3 and 4, below.
Utility Sales and Revenues
Customer growth, weather and other consumption factors affect retail sales of electricity. Electric wholesale revenues are affected by market prices in the wholesale energy market, the availability of TEP generating resources, and the level of wholesale forward contract activity.

The table below provides trend information on retail sales by major customer class and electric wholesale sales made by TEP in the last three years as well as weather data for TEP’s service territory.

	Electric Sales — Millions of kWh				Electric Revenues — Millions of Dollars
			07-08				07-08
	2008	2007	% Chng	2006	2008	2007	% Chng	2006
Electric Retail Sales:
Residential	3,853	4,005	(4%)	3,778	$351	$363	(3%)	$343
Commercial	2,034	2,058	(1%)	1,959	212	214	(1%)	203
Industrial	2,264	2,341	(3%)	2,278	165	168	(2%)	165
Mining	1,096	983	11%	925	55	49	12%	44
Public Authorities	256	247	4%	261	19	18	6%	19

Total Electric Retail Sales	9,503	9,634	(1%)	9,201	802	812	(1%)	774

CTC Revenue to be Refunded	—	—	—	—	(58)	—	NM	—

Net Electric Retail Sales	9,503	9,634	(1%)	9,201	744	812	(8%)	774

Electric Wholesale Sales Delivered:
Long-term Contracts	1,096	1,101	2%	1,076	58	56	4%	51
Short-term and Trading	2,879	2,458	23%	2,340	185	125	48%	117
Transmission	—	—	—	—	17	15	13%	11

Total Electric Wholesale Sales	3,975	3,559	12%	3,416	260	196	33%	179

Total Electric Sales	13,478	13,193	2%	12,617	$1,004	$1,008	—	$953

Weather Data:
Cooling Degree Days	1,336	1,517	(12%)	1,371
10-Year Average	1,431	1,424	NA	1,414

Heating Degree Days	1,367	1,506	(9%)	1,295
10-Year Average	1,444	1,497	NA	1,487
2008 Compared with 2007
Residential
Residential kWh sales were 4% lower in 2008, resulting in a $12 million or 3% decline in residential revenues. Mild weather accounted for $7 million of the decrease, while other factors such as slower customer growth, economic conditions and customer usage patterns accounted for the remaining decrease. On a weather adjusted basis, 2008 residential kWh sales decreased 2% and weather adjusted revenues declined $5 million or 1% compared with last year.
Commercial
Commercial kWh sales were 1% lower in 2008, resulting in a $2 million or 1% decline in commercial revenues. Mild weather accounted for most of the decrease, while economic conditions and slower customer growth also contributed to the decline. On a weather adjusted basis, 2008 commercial kWh sales and revenues were the same year-over-year.

Industrial
Industrial kWh sales were 3% lower in 2008, resulting in a $3 million or 2% decline in industrial revenues. The decrease is due primarily to regional and national economic conditions.
Mining
kWh sales and revenues to mining customers increased 11% and 12%, respectively, in 2008 compared with 2007. The increase is due to higher mining production as well as an increase in the rate charged to one of TEP’s mining customers. Various factors influence energy demand from TEP’s mining customers. See Item 1. — Business, TEP, Retail Customers, above for more information.
CTC Revenue to be Refunded
TEP deferred $58 million of retail revenues in 2008 that will be credited to customers according to the 2008 TEP Rate Order. See Factors Affecting Results of Operations, 2008 TEP Rate Order, below for more information.
Long-Term Wholesale Revenues
Revenues from long-term wholesale contracts increased by $2 million in 2008 compared with last year. TEP’s long-terms wholesale sales consist of three contracts with NTUA, Salt River Project and the Tohono O’odham Utility Authority. The average price per MWh sold under long-term contracts averaged $53 per MWh in 2008 compared with $51 per MWh last year. See Factors Affecting Results of Operations, Long-Term Wholesale Contracts, below for more information.
Short-Term Wholesale and Trading Revenues
Short-term wholesale sales volumes increased 23%, and revenues from short-term wholesale and trading activity increased by $60 million or 48% compared with 2007. In 2008, 405,000 MWh of wholesale sales and purchases were due to a single transaction involving a purchase and resale between TEP and two wholesale counterparties. The wholesale revenues and purchased power expenses associated with this transaction were $34 million and $31 million, respectively. Lower retail demand also contributed to higher sales volumes and a 34% increase in the average market price of wholesale power contributed to higher revenue compared with 2007.
Beginning in January 2009, 100% of the revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity will be credited to fuel and purchased power costs eligible for recovery in the PPFAC. See Operating Expenses, Fuel and Purchased Power, and 2008 TEP Rate Order, Purchased Power and Fuel Adjustment Clause, below for more information.
2007 Compared with 2006
Total revenues from kWh sales to retail customers increased by $38 million, or 5%, in 2007 compared with 2006, due to hot summer weather, cooler temperatures during the winter months and customer growth. Cooling degree days were 11% higher than 2006 and 7% above the 10-year average; heating degree days were 16% higher than 2006 and 2% above the 10-year average.
Wholesale revenues increased $17 million in 2007 compared with the prior year. Wholesale revenues included $8 million in transmission revenues related to Springerville Unit 3 in 2007 and $3 million in 2006. Wholesale kWh sales increased 3%; however, margins on wholesale sales were lower due to a 6% decrease in the average market price of wholesale energy. See Factors Affecting Results of Operations, Market Prices, below.

Other Revenues

	2008	2007	2006
	-Millions of Dollars-
Reimbursements related to Springerville Units 3 and 4	$53	$42	$22
Revenue collected from customers for renewable energy programs (1)	3	2	1
Other Revenue	19	19	13

Total Other Revenue	$75	$63	$36

(1)	Represents revenue collected from customers to fund TEP’s renewable energy programs; the related expense is recorded in O&M.
Operating Expenses
2008 Compared with 2007
Generation and Purchased Power Summary
TEP’s fuel and purchased power expense, and energy resources for 2008, 2007 and 2006 are detailed below:

	Generation/Purchases			Expense
	2008	2007	2006	2008	2007	2006
	-Millions of kWh-			-Millions of Dollars-
Coal-Fired Generation
Four Corners	721	717	812		$12	$12
Navajo	1,267	1,283	1,215	31	21	17
San Juan	2,130	2,306	2,486	61	53	56
Springerville	5,674	5,914	5,827	95	96	96
Sundt 4	784	750	623	29	25	14
FAS 71 Reinstatement (1)	—	—	—	(24)	—	—

Total Coal-Fired Generation	10,576	10,970	10,963	$205	$207	$195

Gas-Fired Generation
Luna	646	782	516	41	40	24
Other Units	224	306	334	29	30	31

Gas-Fired Generation	870	1,088	850	70	70	55

Realized (Gains) / Losses on Gas Hedges	—	—	—	4	9

Total Gas-Fired Generation	870	1,088	850	74	79	55
Solar and Other Generation	9	9	9	—	—	—
Total Generation (2)	11,455	12,067	11,822	280	286	250
Purchased Power	2,906	2,047	1,680	238	140	100

Total Resources	14,361	14,114	13,502	$517	$426	$350

Less Line Losses and Company Use	883	921	885

Total Energy Sold	13,478	13,193	12,617

(1)	See Critical Accounting Policies, Accounting for Rate Regulation, below.

(2)	Fuel expense excludes $5 million in 2008 and 2007, and $9 million in 2006, related to Springerville Unit 3; the fuel costs incurred on behalf of Unit 3 are recorded in Fuel Expense and the reimbursement by Tri-State is recorded in Other Revenue.
Coal
Coal-fired generating output decreased by 4% compared with 2007, due to lower coal plant availability resulting from planned and unplanned outages. Coal-related fuel expense, excluding the gain related to the reinstatement of FAS 71, increased by $22 million, or 11%, due primarily to higher mining-related costs at San Juan and Navajo, and increased coal costs at Sundt Unit 4.

Gas
Gas-fired generating output decreased by 20% due primarily to slower customer growth and mild weather. Gas-related fuel expense was $5 million, or 6%, lower than the same period last year due in part to a decrease in realized losses on gas hedging activity. The average cost per kWh generated by TEP’s gas-fired fleet for 2008 increased 17% compared with the same period last year.
In January 2009, TEP began using natural gas to fuel Sundt Unit 4. TEP hedged the price of natural gas such that it became more economic to use natural gas instead of coal to fuel the plant. TEP expects to run Sundt Unit 4 on natural gas through September 2009. TEP will continue to analyze natural gas prices to determine the fuel it will use at Sundt Unit 4 after September 2009.
Purchased Power
Power purchase volumes increased 42% compared with 2007, leading to a $98 million increase in purchased power expense. The higher purchased power volume and expense is due partially to higher short-term wholesale sales activity and replacement power purchases related to lower coal plant availability. In 2008, 405,000 MWh of wholesale sales and purchases were due to a single transaction involving a purchase and resale between TEP and two wholesale counterparties. The wholesale revenues and purchased power expenses associated with this transaction were $34 million and $31 million, respectively.
Beginning in 2009, all of TEP’s eligible fuel and purchased power costs will be recovered or deferred through the PPFAC. See 2008 TEP Rate Order, Purchased Power and Fuel Adjustment Clause, below for more information.
Market Prices
As a participant in the Western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions. The average annual market price for around-the-clock energy based on the Dow Jones Palo Verde Index and the average annual price for natural gas based on the Permian Index were higher in 2008 compared with 2007. We cannot predict whether changes in various factors that influence demand and supply will cause prices to change during 2009.

Avg. Market Price for Around-the-Clock Energy — $/MWh	2008	2007	2006
Quarter ended December 31	$40	$52	$48
Year ended December 31	63	47	50

Avg. Market Price for Natural Gas — $/MMBtu	2008	2007	2006
Quarter ended December 31	$4.24	$6.06	$5.58
Year ended December 31	7.41	6.11	6.05
The table below summarizes TEP’s cost per kWh generated or purchased.

	2008	2007	2006
	-cents per kWh-
Coal	1.94	1.89	1.78
Gas*	8.51	7.26	6.69
Purchased Power	8.19	6.84	5.95

All Sources — Average	3.60	3.02	2.59

*	In 2006, the average cost of gas generation per kWh excludes test energy produced at Luna and its associated fuel costs.
TRA Amortization
TRA amortization was $54 million lower in 2008 compared with 2007. Amortization of the TRA is the result of the Settlement Agreement with the ACC, which changed the accounting method for TEP’s generation operations. This item reflects the recovery, through 2008, of transition recovery assets which were previously regulatory assets of the generation business. The amount of amortization is a function of the TRA balance and total kWh consumption by TEP’s distribution customers. The TRA balance was fully amortized in May 2008.

O&M
The table below summarizes the items included in TEP’s O&M expense.

	2008	2007	2006
Other O&M	$229	$201	$195
Reimbursed Expenses Related to Springerville Units 3 and 4	35	24	9
Gain on the Sale of SO2 Emissions Allowances	(1)	(15)	(7)
Expenses related to customer-funded renewable energy programs(1)	3	2	1
Reinstatement of FAS 71	1	—	—

Total O&M	$267	$212	$199

(1)	Represents expenses related TEP’s customer-funded renewable energy programs; the offsetting funds collected from customers are recorded in other revenue.
Income Tax Expense
In 2008, TEP’s the effective tax rate was 71%, compared with 40% in 2007. In 2008, it was determined that the environmental penalties at San Juan would never be deductible for income tax purposes. As a result, an additional $3 million of tax expense was recognized in 2008 for penalties incurred in the current and prior years. Other items included in GAAP expense which will never be deductible for tax were offset by the recognition of income tax credits. See Note 10. Income Taxes, for more information.
Operating Expenses
2007 Compared with 2006
Fuel and Purchased Power
Despite similar output from TEP’s coal-fired generating units compared with 2006, total coal-related fuel expense was $12 million or 6% higher in 2007 than in 2006. Higher coal and rail costs at Sundt Unit 4 and higher mining costs at Navajo were partially offset by $8 million of settlement benefits and year-end adjustments associated with mining costs at San Juan.
As a result of higher retail demand, TEP used Luna to help offset the amount of purchased power needed to serve peak demand during the summer months. Gas-fired generation increased by 28% and gas-related fuel expense was $24 million higher than 2006 due to the availability of Luna for all of 2007 and higher retail energy demand.
Higher retail energy demand, increased wholesale sales activity and energy purchased from Tri-State under a purchased power agreement contributed to an increase in power purchases of 458,000 MWh, or 27%, compared with last year. Purchased power expense increased by $40 million as a result of the higher purchase volumes and demand charges associated with the Tri-State purchased power contract.
FACTORS AFFECTING RESULTS OF OPERATIONS
Competition
Self-generation by TEP’s large industrial customers could provide competition for TEP’s services in the future, but has not had a significant impact to date. In the wholesale market, TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy.

2008 TEP Rate Order
On November 25, 2008, the ACC issued an order that resolved a rate case filed by TEP in July 2007. New rates for TEP became effective December 1, 2008.
The key provisions of the 2008 TEP Rate Order, which supersede the 1999 Settlement Agreement, include:
Base Rate Increase
TEP received a base rate increase of approximately 6% over its previous average retail rate of 8.4 cents per kilowatt-hour (kWh). TEP’s new base rates are expected to increase retail revenue by approximately $50 million annually. The average base rate is 8.9 cents per kWh and includes approximately 2.9 cents per kWh for fuel and purchased power.
TEP’s base rates are determined on a cost-of-service methodology. TEP’s ACC jurisdictional original cost rate base for the test year ended December 31, 2006 was $1 billion. The ACC jurisdictional rate base does not include assets subject to FERC jurisdiction, including transmission and those assets allocated to long-term wholesale contracts.
Base Rate Increase Moratorium
TEP’s base rates are frozen through December 31, 2012. TEP is prohibited from submitting a base rate application before June 30, 2012. The test year to be used in TEP’s next base rate application must be no earlier than December 31, 2011.
Notwithstanding the rate increase moratorium, base rates and adjustor mechanisms may be changed in emergency conditions which are beyond TEP’s control if the ACC concludes such changes are required to protect the public interest. The moratorium does not preclude TEP from seeking rate relief in the event of the imposition of a federal carbon tax or related federal carbon regulations.
Purchased Power and Fuel Adjustment Clause
The PPFAC became effective starting January 1, 2009. The PPFAC allows recovery of fuel and purchased power costs, including demand charges and the prudent costs of contracts for hedging fuel and purchased power costs. The PPFAC consists of a forward component and a true-up component.
•	The forward component will be updated on April 1 of each year, starting in 2009. The forward component will be based on the forecasted fuel and purchased power costs for the 12-month period from April 1 to March 31, less the base cost of fuel and purchased power of 2.9 cents per kWh, which is embedded in base rates. At January 1, 2009, the forward component was zero.
•	The true-up component will reconcile any over/under collected amounts from the preceding 12 month period and will be credited to or recovered from customers in the subsequent year.
TEP will credit the following against the PPFAC: 100% of short-term wholesale revenues; 10% of the profit on trading activity; and 50% of the revenues from the sales of SO2 emission allowances.
Based on current market prices, TEP estimates the PPFAC charge would have increased average residential customers’ bills by another 1 to 2 percent in 2009. However, the ACC order requires TEP to credit any Fixed CTC true-up revenues ($58 million collected from May 2008 to November 30, 2008) to customers through the PPFAC. TEP expects the PPFAC charge to be zero until the Fixed CTC true-up revenues are fully credited over the next 24 to 36 months beginning April 1, 2009.
Ratemaking Methodology for Generation Assets
Rates for generation service are based on a cost-of-service methodology. All generation assets acquired by TEP between the end of the rate case test year (December 31, 2006) and the end of the base rate increase moratorium period (December 31, 2012) shall be included in TEP’s rate base at their respective original depreciated cost, subject to subsequent review and approval by the ACC in future rate cases.
Springerville Unit 1 non-fuel costs are being recovered through base rates at $25.67 per kilowatt (kW) per month, which approximates the levelized cost of Springerville Unit 1 through the remainder of the lease term.

Cost of Capital
TEP’s capital structure for ratemaking purposes is comprised of 57.5% debt and 42.5% common equity. TEP’s allowed return on equity is 10.25% and the embedded cost of debt is 6.38% for ratemaking purposes.
Depreciation and Net Negative Salvage
On December 1, 2008, TEP implemented new depreciation rates that include a component for net negative salvage value for all generation assets except Luna and new depreciation rates for distribution and general plant assets that will extend the depreciable lives of these assets. The new depreciation rates, which are recovered through TEP’s base rates, will result in an increase in depreciation expense of approximately $11 million per year, based on a 2006 test year.
Implementation Cost Recovery Asset and Coal Costs
TEP’s original cost rate base includes an Implementation Cost Recovery Asset (ICRA) of $14 million to reflect costs incurred by TEP to transition to competition under TEP’s Settlement Agreement approved by the ACC in November 1999 (1999 Settlement Agreement). For ratemaking purposes, the ICRA is being amortized over a four-year period.
Through the base rate increase, TEP will recover, over a nine-year period, approximately $9 million of costs related to the buy down of a coal contract for the San Juan Generating Station.
Line Extension Policy
In December 2008, the ACC approved a policy requiring TEP to charge customers for the total cost of line extensions, eliminating TEP’s prior practice of providing a portion of line extensions free of charge to its customers. TEP filed an implementation plan with the ACC in June 2008. The policy will be effective June 1, 2009.
El Paso Electric Dispute
TEP was a party to a proceeding at FERC that involved the interpretation of the 1982 Power Exchange and Transmission Agreement (1982 Agreement) between TEP and El Paso. The dispute related to TEP’s ability to use existing rights for the transmission of power from Luna to TEP’s system. On November 13, 2008, the FERC issued a decision that supported TEP’s position. As a result of the ruling, El Paso refunded to TEP pre-tax amounts of $10 million in disputed transmission charges and $1 million of accrued interest. In January 2009, FERC granted El Paso’s request for a rehearing in this matter. As a result of the pending appeal process, TEP’s 2008 net income does not reflect the transmission charges and accrued interest refunded by El Paso. TEP does not expect to recognize any income until the appeals process is fully resolved.
In December 2008, TEP filed a complaint in the U.S. Federal District Court against El Paso seeking reimbursement for transmission charges paid by TEP to PNM for transmission service in an attempt to mitigate TEP’s damages before FERC issued its decision in November 2008. On February 23, 2009, El Paso filed a motion to dismiss TEP’s complaint, or in the alternative, requested a stay in the proceeding pending further resolution by FERC. TEP intends to a file a response requesting that the court deny El Paso’s motion. TEP’s response is due on March 12, 2009. TEP cannot predict the timing or outcome of this lawsuit.

Emission Allowances
TEP has SO2 Emission Allowances in excess of what is required to operate its generating units. The excess results primarily from a higher removal rate of SO2 emissions at Springerville Units 1 and 2 following recent upgrades to environmental plant components and related changes to plant operations. From time to time, TEP will sell a portion of its excess SO2 Emission Allowances. The table below summarizes sales made since 2006.

		Pre-tax Gain
Delivery	Allowances Sold	(millions)
2006	10,000	$7
2007	22,000	15
2008	4,000	1
TEP expects to have approximately 14,000 excess SO2 Emission Allowances through 2009. Existing regulations call for changes to the EPA SO2 Emissions Allowances allocation beginning in 2010. As part of the 2008 TEP Rate Order, TEP will credit 50% of the revenue from the sales of its SO2 Emissions Allowances to the PPFAC. As of February 25, 2009, the average market price of SO2 Emissions Allowances was $83.
Springerville Units 3 and 4
TEP operates Springerville Unit 3 on behalf of Tri-State and receives annual pre-tax benefits in the form of rental payments and other fees and cost savings. TEP recorded pre-tax benefits of $12 million in 2008 and 2007 related to Springerville Unit 3.
Springerville Unit 4 is under construction and expected to be completed by the end of 2009. TEP will operate Springerville Unit 4 on behalf of SRP and expects to receive annual pre-tax benefits of approximately $8 million in the form of rental payments and other fees and cost savings.
Pension and Postretirement Benefit Expense
In 2008 and 2007, TEP charged $10 million and $12 million o f pension and postretirement benefit expenses to O&M expense. In 2009, TEP expects to charge $19 million o f pension and postretirement benefit expense to O&M expense. The increase in 2009 compared with 2008 is due primarily to a decline in the market value of the pension asset values, as well as decreases in the discount rates used to calculate the benefit obligations and net periodic benefit costs. See Note 11. Employee Benefit Plans, for more information.
Renewable Energy Standard and Tariff
TEP began implementing its ACC approved REST plan on June 1, 2008. Through December 31, 2008 TEP collected $9 million from customers, of which $3 million was spent to support REST projects. Any surcharge collections above or below the amount of renewable expenditures will be deferred and reflected in TEP’s financial statements as a regulatory liability or asset. In December 2008, the ACC approved TEP’s 2009 REST implementation plan, including a REST surcharge that is expected to collect approximately $30 million, or approximately $0.008 per kWh, from retail customers in 2009 to offset the costs of implementing the REST projects and programs. REST implementation plans and the associated surcharge must be submitted annually to the ACC for review and approval. For more information, see Item 1. Business, TEP, Renewable, Energy Standard and Tariff, above.

Fair Value Measurements
As described in Note 13 to the Notes to Condensed Consolidated Financial Statements, TEP adopted FAS 157, Fair Value Measurements, on January 1, 2008 which, among other things, establishes a three-tier value hierarchy, based on the valuation techniques used to determine the fair value of derivative assets and liabilities.
The following table sets forth, by level within the fair value hierarchy, TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	TEP
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2008
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$8	$—	$—	$8
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	9		9
Energy Contracts (3)	—	—	10	10

Total Assets	$8	$9	$9	$27

Liabilities
Energy Contracts (3)	$—	$(18)	$(11)	$(29)
Interest Rate Swap (4)	—	(8)	—	(8)

Total Liabilities	—	(26)	(11)	(37)

Net Total Assets and (Liabilities)	$8	$(17)	$(1)	$(10)

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of Money Market Funds.

(2)	Level 2 investments comprise of amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan (SERP) benefits. The valuation is based on quoted prices, traded in active markets. These investments are included in Investments and Other Property — Other in the UniSource Energy and TEP balance sheets.

(3)	Energy contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The valuation techniques are described below.

(4)	Interest Rate Swap is valued based on the six month LIBOR index.
For 2008, TEP recorded unrealized losses of $19 million as a net regulatory asset due to higher gas prices on gas-indexed forward power purchases.
TEP values its energy derivative contracts by obtaining market quotes for periods and delivery points where an active market exists. For both power and gas prices, TEP obtains quotes from brokers, major market participants, exchanges or industry publications. TEP primarily uses one set of quotations each for power and for gas, and then use the other sources as validation of those prices. The broker providing quotes for power prices states that the market information provided is indicative only, but believes it to be reflective of market conditions as of the time and date indicated.
TEP’s Level 3 derivatives include certain energy contracts where published prices are not readily available. These include contracts for delivery periods during non-standard time blocks, contracts for delivery during only a few months of a given year when prices are quoted only for the annual average, or contracts for delivery at illiquid delivery points. In these cases, TEP applies certain management assumptions to value such contracts. These assumptions include applying historical price curve relationships to calendar year quotes, applying percentage multipliers to value non-standard time blocks, including the impact of counterparty credit risk using a combination of market credit default swap data and historical recovery rates for subordinated bonds, our own credit risk using credit default swap data and including adjustments for transmission and line losses to value contracts at illiquid delivery points. TEP reviews these assumptions on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES
TEP Cash Flows
The table below shows the cash available to TEP after capital expenditures, scheduled debt payments and payments on capital lease obligations:

	2008	2007	2006
	-Millions of Dollars-
Net Cash Flows — Operating Activities (GAAP)	$269	$264	$227
Amounts from Statements of Cash Flows:
Less: Capital Expenditures	(287)	(163)	(156)

Net Cash Flows after Capital Expenditures (non-GAAP)*	(18)	101	71

Amounts from Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(74)	(71)	(61)
Plus: Proceeds from Investment in Lease Debt	25	28	22

Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	$(67)	$58	$32

	2008	2007	2006
Net Cash Flows — Operating Activities (GAAP)	$269	$264	$227
Net Cash Flows — Investing Activities (GAAP)	(391)	(137)	(182)
Net Cash Flows — Financing Activities (GAAP)	129	(120)	(79)
Net Cash Flows after Capital Expenditures (non-GAAP)*	(18)	101	71
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease
Obligations (non-GAAP)*	(67)	58	32

*	Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments, both non-GAAP measures of liquidity, should not be considered as alternatives to Net Cash Flows - Operating Activities, which is determined in accordance with GAAP as a measure of liquidity. We believe that Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments provide useful information to investors as measures of liquidity and our ability to fund our capital requirements, make required payments on debt and capital lease obligations, and pay dividends to UniSource Energy.
In 2008, TEP’s cash flows from operating activities and proceeds from investment in lease debt were $68 million less than capital expenditures and payments for capital lease obligations. TEP does not expect this deficit to occur in 2009 due to: an expected increase in operating cash flows resulting from the 2008 TEP Rate Order; and lower expected capital expenditures. See 2008 TEP Rate Order, above, and Capital Expenditures, below, for more information.
Liquidity Outlook
During 2009, TEP expects to generate sufficient internal cash flows to fund all of its construction expenditures and operating activities. Cash flows may vary during the year, with cash flow from operations typically the lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load. As a result of the varied seasonal cash flow, TEP will use, as needed, its revolving credit facility to fund its business activities.
Operating Activities
In 2008, net cash flows from operating activities increased by $5 million compared with 2007. Net cash flows were impacted by:
•	a $44 million decrease in cash receipts from retail and wholesale electric sales, less fuel and purchased power costs, resulting from higher coal-related fuel costs, mild weather, general economic conditions and higher replacement power costs due to unplanned outages;
•	a $15 million increase in cash receipts related to reimbursements received for the operation of Springerville Units 3 and 4;

•	income tax refunds of $21 million;
•	a $15 million decrease in proceeds from the sale of excess SO2 emission allowances;
•	a $30 million increase in O&M costs related to higher incurred costs related to Springerville Units 3 and 4, as well as an increase in plant outage and maintenance costs;
•	a $19 million decrease in total interest paid due to lower capital lease obligation balances; and
•	a $24 million decrease in income taxes paid due to lower taxable income and payments made last year for amended tax returns.
Investing Activities
Net cash used for investing activities was $254 million higher in the 2008 compared with 2007 primarily due to: a $124 million increase in capital expenditures due to the maintenance and growth of TEP’s utility system; and the deposit of $133 million by TEP with the trustee for the first Collateral Trust Bonds that matured on August 1, 2008.
Capital Expenditures
TEP’s forecasted capital expenditures are summarized below:

Category	2009	2010	2011	2012	2013
	-Millions of Dollars-
Transmission and Distribution	$103	$123	$104	$104	$74
Generation Facilities	75	68	117	75	70
Environmental	20	6	11	11	17
General and Other	47	30	25	32	28

Total	$245	$227	$257	$222	$188

TEP’s estimated capital expenditures for 2009-2012 are below the estimates provided in our 2007 Form 10-K due to the economic impact on customer growth, a reduction in the cost of construction materials and a reduction of approximately $24 million annually, beginning in mid-2009 for the cost of customer line extensions. See Factors Affecting Results of Operations, Line Extension Policy, above for more information.
TEP’s estimated capital expenditures include an estimate for the costs to comply with current federal and state environmental regulations. Estimated capital expenditures include an estimate of the potential purchase of Sundt Unit 4 when the lease expires in 2011. Under the terms of the lease, the purchase price of Sundt Unit 4 is capped at $110 million.
Estimated capital expenditures do not include the costs to construct the proposed Tucson to Nogales, Arizona transmission line. If regulatory approvals are received, the future costs to construct the line are expected to be approximately $120 million. See Item 1. Business, Tucson Electric Utility Operations, Transmission Access, Tucson to Nogales Transmission Line for more information.
All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may be different from these estimates due to changes in business conditions, construction schedules, environmental requirements, and changes to TEP’s business arising from retail competition. TEP plans to fund its capital expenditures through internally generated cash flow.

Investments in Springerville Lease Debt
At December 31, 2008, TEP had $79 million of investments in lease debt on its balance sheet. The yields on TEP’s investments in Springerville Lease Debt, at the date of purchase, range from 8.9% to 12.7%. The table below provides a summary of the investment balances in lease debt.

	Lease Debt Investment Balance
Leased Asset	December 31, 2008	December 31, 2007
	-In Millions-
Investments in Lease Debt:
Springerville Unit 1	$50	$71
Springerville Coal Handling Facilities	29	34

Total Investment in Lease Debt	$79	$105

TEP’s investment in lease debt balance declines over time due to the amortization of lease debt that occurs as a result of the normal payments TEP makes on its capital lease obligations.
See Note 7 of Notes to Consolidated Financial Statements — Debt, Credit Facilities and Capital Lease Obligations
Financing Activities
Net cash proceeds from financing activities were $249 million higher in 2008 compared with 2007. The following factors contributed to the increase:
•	proceeds of $221 million received by TEP related to the issuance of tax-exempt IDB’s through The Pima County Industrial Development Authority;
•	a $51 million decrease in dividends paid to UniSource Energy;
•	a $20 million increase in net proceeds from borrowings under the TEP Revolving Credit Facility; partially offset by
•	$10 million of long-term debt repayments.
TEP Credit Agreement
The TEP Credit Agreement consists of a $150 million revolving credit facility and a $341 million letter of credit facility which supports $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement matures in 2011 and is secured by $491 million of Mortgage Bonds. At December 31, 2008, there were $10 million of borrowings at an interest rate of 0.91% and $1 million in letters of credit outstanding under the Revolving Credit Facility.
Interest rates and fees under the TEP Credit Agreement are based on a pricing grid tied to TEP’s credit ratings. Letter of credit fees are 0.45% per annum and amounts drawn under a letter of credit would bear interest at LIBOR plus 0.45% per annum. TEP has the option of paying interest on borrowings under the revolving credit facility at LIBOR plus 0.45% or the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate.
The TEP Credit Agreement restricts additional indebtedness, liens, sale of assets and sale-leaseback agreements. The TEP Credit Agreement also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, it may pay dividends to UniSource Energy.
In September 2008, as a result of higher than expected fuel and purchased power costs, TEP amended its credit agreements to provide more flexibility to meet the required leverage ratio. The leverage ratio is calculated as a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. Although fuel and purchase power expenses have decreased in recent months, current economic conditions could result in lower customer growth rates and lower sales. If TEP’s financial results are impacted by the economic downturn, our ability to comply with financial covenants could be jeopardized and we may seek waivers or amendments of the covenants.
As of December 31, 2008, TEP was in compliance with the terms of the TEP Credit Agreement.
If an event of default occurs, the TEP Credit Agreement may become immediately due and payable. An event of default includes failure to make required payments under the TEP Credit Agreement; change in control, as defined; failure of TEP or certain subsidiaries to make payments or default on debt greater than $20 million; or certain bankruptcy events at TEP or certain subsidiaries.

TEP Letter of Credit Facility
On April 30, 2008, TEP entered into a three-year $132 million letter of credit and reimbursement agreement (2008 TEP Letter of Credit Facility). The 2008 TEP Letter of Credit Facility supports $130 million aggregate principal amount of variable rate tax-exempt IDBs that were issued on behalf of TEP in June 2008. See Bond Issuances, below.
Fees under the 2008 TEP Letter of Credit Facility are based on a pricing grid tied to TEP’s credit ratings. Based on TEP’s current credit ratings, the letter of credit fees are 0.65% per annum during the first two years and 0.775% in the third year.
The 2008 TEP Letter of Credit Facility contains substantially the same restrictive covenants as the TEP Credit Agreement described above. As of December 31 2008, TEP was in compliance with all the terms of its 2008 Letter of Credit Facility.
Capital Contribution from UniSource Energy
In December 2007, UniSource Energy contributed $18 million of capital to TEP.
Bond Issuances
In March 2008, the Pima Authority issued approximately $91 million of its 2008 Series A tax-exempt IDBs (2008 Pima A Bonds) for TEP’s benefit. The proceeds were used to redeem a corresponding principal amount of bonds previously issued by the Pima Authority for TEP’s benefit which TEP repurchased in 2005. TEP did not cancel the Repurchased Bonds, which remained outstanding under their respective indentures but were not reflected as debt on the balance sheet. As holder of the Repurchased Bonds being redeemed, TEP received the payment of the redemption price. TEP used $75 million of the proceeds to repay loans outstanding under its revolving credit facility and $10 million to redeem a portion of TEP’s Collateral Trust Bonds that matured on August 1, 2008. The 2008 Pima A Bonds are unsecured, bear interest at the rate of 6.375%, mature on September 1, 2029 and are callable at par in March 2013.
In June 2008, the Pima Authority issued $130 million of its 2008 Series B tax-exempt IDBs (2008 Pima B Bonds) for TEP’s benefit. The proceeds were used to redeem a corresponding principal amount of bonds previously issued by the Pima Authority for TEP’s benefit which TEP repurchased in 2005. TEP did not cancel the Repurchased Bonds, which remained outstanding under their respective indentures but were not reflected as debt on the balance sheet. As holder of the Repurchased Bonds being redeemed, TEP received the payment of the redemption price. TEP used $128 million of the proceeds to redeem the remaining 7.5% Collateral Trust Bonds that matured on August 1, 2008. The 2008 Pima B Bonds are supported by a letter of credit (LOC) issued the TEP 2008 Letter of Credit Facility. See TEP Letter of Credit Facility, above.
See Tax Exempt Local Furnishing Bonds, below for additional information.
Springerville Common Facilities Leases
In 1985, TEP sold and leased back its undivided one-half ownership interest in the common facilities at the Springerville Generating Station. TEP refinanced the lease debt totaling $68 million in June 2006. Interest is payable at LIBOR plus 1.5% through June 2009. The spread over LIBOR increases by 0.125% in June 2009 and every three years thereafter to 2% by June 2018.
In June 2006, TEP entered into an interest rate swap to hedge a portion of the interest rate risk associated with the portion of rent determined by the interest rate on this debt. This swap has the effect of fixing the interest rate portion of rent at 7.27% on a portion of the principal balance, which was $35 million at December 31, 2008.
The LIBOR rate in effect on December 31, 2008 was 2.68%, and 5.19% on December 31, 2007, which resulted in a total interest rate on the lease debt of 4.18% at December 31, 2008, and 6.69% at December 31, 2007.

Interest Rate Risk
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations, as well as borrowings under its revolving credit facility. As a result, TEP may be required to pay significantly higher rates of interest on outstanding variable rate debt and borrowings under its revolving credit facility. At December 31, 2008 and December 31, 2007, TEP had $459 million and $329 million in tax-exempt variable rate debt outstanding. The increase in 2008 is due to the issuance of $130 million of 2008 Pima B Bonds in June 2008. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest payable under the indentures for the bonds is 10% on the $130 million of 2008 Pima B Bonds and 20% on the other $329 million in IDBs. During 2008, the weighted average rate was 2.11%. At February 25, 2009, the average rate on the debt was 0.59%. See Item 7A. Qualitative and Quantitative Disclosures about Market Risk, Interest Rate Risk, below.
Mortgage Indenture
TEP’s Mortgage creates a lien on and security interest in most of TEP’s utility plant assets. Springerville Unit 2, which is owned by San Carlos, is not subject to this lien and security interest. The Mortgage allows TEP to issue additional mortgage bonds on the basis of (1) a percentage of net utility property additions and/or (2) the principal amount of retired mortgage bonds. The amount of bonds that TEP may issue is also subject to a net earnings test under the Mortgage.
TEP’s Credit Agreement, which totals $491 million and is secured by Mortgage Bonds, limits the amount of mortgage bonds that may be outstanding to no more than $840 million. At December 31, 2008, TEP had a total of $623 million in outstanding Mortgage Bonds, consisting of $491 million in bonds securing the TEP Credit Agreement, and $132 million in bonds securing the TEP 2008 Letter of Credit Facility. Although the Mortgage would allow TEP to issue additional bonds, the limit imposed by the TEP Credit Agreement is more restrictive and is currently the governing limitation.
Tax-Exempt Local Furnishing Bonds
TEP has financed a substantial portion of utility plant assets with industrial development revenue bonds issued by the Industrial Development Authorities of Pima County and Apache County. The interest on these bonds is excluded from gross income of the bondholder for federal tax purposes. This exclusion is allowed because the facilities qualify as “facilities for the local furnishing of electric energy” as defined by the Internal Revenue Code. These bonds are sometimes referred to as “tax-exempt local furnishing bonds.” To qualify for this exclusion, the facilities must be part of a system providing electric service to customers within not more than two contiguous counties. TEP provides electric service to retail customers in the City of Tucson and certain other portions of Pima County, Arizona and to Fort Huachuca in contiguous Cochise County, Arizona.
TEP has financed the following facilities, in whole or in part, with the proceeds of tax-exempt local furnishing bonds: Springerville Unit 2, Sundt Unit 4, a dedicated 345-kV transmission line from Springerville Unit 2 to TEP’s retail service area (the Express Line), and a portion of TEP’s local transmission and distribution system in the Tucson metropolitan area. During 2008, the Pima Authority issued $221 million of tax-exempt local furnishing bonds for TEP’s benefit. See Bond Issuances, above.
As of December 31, 2008, TEP had approximately $580 million of tax-exempt local furnishing bonds outstanding. Approximately $257 million in principal amount of such bonds financed Springerville Unit 2 and the Express Line. In addition, approximately $23 million of remaining lease debt related to the Sundt Unit 4 lease obligation was issued as tax-exempt local furnishing bonds.
In December 2008, the Arizona Department of Commerce allocated $200 million of tax-exempt financing volume cap to TEP for purposes of financing local furnishing transmission and distribution projects in Pima County, Arizona. Any new IDBs issued under this allocation would be issued in one or more series by the Pima Authority for the benefit of TEP. TEP has until December 2011 to use this volume cap allocation. Upon receipt of this allocation in December 2008, TEP paid a $2 million security deposit to the Arizona Department of Commerce. This security deposit is refundable on a pro rata basis after each new series of IDBs is issued.

Capital Lease Obligations
At December 31, 2008, TEP had $532 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts in each of the obligations.

	Capital Lease Obligation
	Balance		Renewal/Purchase
Leased Asset	at December 31, 2008	Expiration	Option
	-In Millions-

Springerville Unit 1	$307	2015	Fair market value purchase option
Springerville Coal Handling Facilities	91	2015	Fixed price purchase option
Springerville Common Facilities	109	2020	Fixed price purchase option
Sundt Unit 4	25	2011	Fair market value purchase option

Total Capital Lease Obligations	$532

Except for TEP’s 14% equity ownership in the Springerville Unit 1 Leases and its 13% equity ownership in the Springerville Coal Handling Facilities, TEP will not own these assets at the expiration of the leases. TEP may renew the leases or purchase the leased assets at such time. The renewal and purchase options for Springerville Unit 1 and Sundt Unit 4 are generally for fair market value as determined at that time, while the purchase price option is fixed for the Springerville Coal Handling Facilities and Common Facilities. TEP’s capital lease obligation balances decline over time due to the normal capital lease payments made by TEP. See Note 7 Debt, Credit Facilities and Capital Lease Obligations for more information about the fixed purchase price amounts.
Contractual Obligations
The following chart displays TEP’s contractual obligations as of December 31, 2008 by maturity and by type of obligation.

TEP’s Contractual Obligations -Millions of Dollars-

Payment Due in Years						2014
Ending December 31,	2009	2010	2011	2012	2013	and after	Other	Total
Long Term Debt
Principal (See Note 7)	$—	$—	$469	$—	$—	$445	$—	$914
Interest	37	38	35	28	28	415	—	581
Capital Lease Obligations (See Note 7)	63	93	107	118	123	304	—	808
Operating Leases	1	1	—	—	—	—	—	2
Purchase Obligations:
Fuel (including Transportation)	148	101	57	43	39	181	—	569
Purchased Power	37	3	3	3	2	2	—	50
Transmission	2	2	2	2	2	5	—	15
Other Long-Term Liabilities:
Pension & Other Post Retirement Obligations	21	5	6	6	6	29	—	73
San Juan Pollution Control Equipment (See Note 5)	18	—	—	—	—	—	—	18
Acquisition of Springerville Coal Handling and Common Facilities (See Note 7)	—	—	—	—	—	226	—	226
Unrecognized Tax Benefits (See Note 10)	—	—	—	—	—	—	20	20

Total Contractual Cash Obligations	$327	$243	$679	$200	$200	$1,607	$20	$3,276

See UniSource Energy Consolidated, Liquidity and Capital Resources, Contractual Obligations, above, for a description of these obligations.

We have no other commercial commitments to report.
We have reviewed our contractual obligations and provide the following additional information:
•	TEP’s Credit Agreement and the 2008 TEP Letter of Credit Facility contain pricing based on TEP’s credit ratings. A change in TEP’s credit ratings can cause an increase or decrease in the amount of interest TEP pays on its borrowings, and the amount of fees it pays for its letters of credit and unused commitments. A downgrade in TEP’s credit ratings would not cause a restriction in TEP’s ability to borrow under its revolving credit facility.
•	TEP’s Credit Agreement and the 2008 TEP Letter of Credit Facility contain certain financial and other restrictive covenants, including interest coverage and leverage tests. Failure to comply with these covenants would entitle the lenders to accelerate the maturity of all amounts outstanding. At December 31, 2008, TEP was in compliance with these covenants. See TEP Credit Agreement and TEP Letter of Credit Facility, above.
•	TEP conducts its wholesale marketing and risk management activities under certain master agreements whereby TEP may be required to post credit enhancements in the form of cash or a letter of credit due to changes in contract values, a change in TEP’s credit ratings or if there has been a material change in TEP’s creditworthiness. As of December 31, 2008, TEP had posted $1 million with counterparties for credit enhancement.
Dividends on Common Stock
TEP declared and paid dividends to UniSource Energy of $3 million in 2008, $53 million in 2007, and $62 million in 2006.
TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants. As of December 31, 2008, TEP was in compliance with the terms of the TEP Credit Agreement.
The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis for TEP to pay dividends from current year earnings.
UNS GAS
RESULTS OF OPERATIONS
UNS Gas reported net income of $8 million in 2008, $4 million in 2007, and $4 million in 2006. We expect operations at UNS Gas to vary with the seasons, with peak energy usage occurring in the winter months.
The table below provides summary financial information for UNS Gas.

	2008	2007	2006
	-Millions of Dollars-
Gas Revenues	$171	$149	$160
Other Revenues	3	2	2

Total Operating Revenues	174	151	162

Purchased Energy Expense	119	102	114
Other Operations and Maintenance Expense	25	27	25
Depreciation and Amortization	7	7	7
Taxes other than Income Taxes	3	3	3

Total Other Operating Expenses	154	139	149

Operating Income	20	12	13

Total Other Income	—	2	1
Total Interest Expense	7	7	7
Income Tax Expense	5	3	3

Net Income	$8	$4	$4

The table below shows UNS Gas’ therm sales and revenues for 2008, 2007 and 2006.

	Gas Sales (Millions of Therms)				Gas Revenues (Millions of Dollars)
			08-07				08-07
	2008	2007	% Chng	2006	2008	2007	% Chng	2006
Retail Therm Sales:
Residential	72	71	1%	70	$97	$90	8%	$96
Commercial	31	31	—	30	36	34	6%	38
Industrial	2	2	—	3	2	2	—	3
Public Authorities	7	8	(13%)	7	8	7	14%	8

Total Retail Therm Sales	112	112	—	110	143	133	8%	145
Transport	40	25	60%	23	3	3	—	3
Negotiated Sales Program (NSP)	32	19	68%	17	25	13	92%	12

Total Therm Sales	184	156	18%	150	$171	$149	15%	$160

Retail therm sales in 2008 were unchanged from 2007. Heating degree days were up 8% compared with 2007, however this increase was offset by a decrease in gas use per customer. General economic conditions have resulted in lower customer growth rates than experienced in prior years. As of December 31, 2008, UNS Gas had approximately 145,000 retail customers, which represents an increase of less than 1% compared with year end 2007.
Despite a similar level of therm sales, retail revenues were $10 million higher compared with the same period last year due to higher recovery of gas costs and higher base rates that went into effect in December 2007. In December 2007, UNS Gas implemented a rate increase of approximately 4% or a $5 million annual increase in revenues. See Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, below.
Through a Negotiated Sales Program (NSP) approved by the ACC, UNS Gas supplies natural gas to some of its large transportation customers. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas while the remainder benefits retail customers through a credit to the Purchased Gas Adjustor (PGA) mechanism which reduces the gas commodity price. See Factors Affecting Results of Operations, Rates and Regulation, Energy Cost Adjustment Mechanism, below.
FACTORS AFFECTING RESULTS OF OPERATIONS
Rates
2007 UNS Gas Rate Order
In November 2007, the ACC issued a final order in the UNS Gas rate case, approving a $5 million, or 4% base rate increase. UNS Gas also received modifications to its PGA mechanism to help address problems posed by volatile gas prices. Below is a table that summarizes the ACC order:

Test year — December 31, 2005	ACC Order
Original cost rate base	$154 million
Revenue deficiency	$5 million
Total rate increase (over test year revenues)	4%
Cost of debt	6.60%
Cost of equity	10.00%
Hypothetical capital structure	50% equity / 50% debt
Weighted average cost of capital	8.30%

Energy Cost Adjustment Mechanism
UNS Gas’ retail rates include a PGA mechanism intended to address the volatility of natural gas prices and allow UNS Gas to recover its actual commodity costs, including transportation, through a price adjustor. The difference between UNS Gas’ actual monthly gas and transportation costs and the rolling 12-month average cost of gas and transportation is deferred and recovered from or returned to customers through the PGA mechanism.
The current PGA mechanism has two components, the PGA factor and the PGA surcharge or credit. The PGA factor is a mechanism that calculates the twelve-month rolling weighted average gas cost and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a twelve month period. The ACC Order increased the annual cap on the maximum increase in the PGA factor from $0.10 per therm to $0.15 per therm in a twelve month period.
At any time UNS Gas’ PGA bank balance is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC. When the PGA bank balance reaches an over-collected balance of $10 million on a billed to customers basis, UNS Gas is required to make a filing so that the ACC can determine how the over-collected balance should be returned to customers. On December 31, 2008, the PGA bank balance was over-collected by $5 million.
2008 General Rate Case Filing
Due to increases in capital and operating costs related to providing safe and reliable service to customers of UNS Gas, UNS Gas believes the rates approved by the ACC in 2007 are inadequate for UNS Gas to recover its costs and earn a reasonable return on its investments.
In November 2008, UNS Gas filed a general rate case with the ACC on a cost of service basis. Below is a table that summarizes UNS Gas’ request:

Test year — 12 months ended June 30, 2008	Requested by UNS Gas
Original cost rate base	$182 million
Revenue deficiency	$9.5 million
Total rate increase (over test year revenues)	6%
Cost of long-term debt	6.5%
Cost of equity	11.0%
Actual capital structure	50% equity / 50% debt
Weighted average cost of capital	8.75%
Rate of return on fair value rate base	6.80%
ACC staff and intervenor testimony in this proceeding is due June 8, 2009; hearings before an ALJ are scheduled to begin August 10, 2009.
Fair Value Measurements
UNS Gas adopted FAS 157, Fair Value Measurements, on January 1, 2008. See Tucson Electric Power, Factors Affecting Results of Operations, above, for more information about FAS 157.

The following table sets forth, by level within the fair value hierarchy, UNS Gas’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Gas December 31, 2008 -Millions of Dollars-

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash Equivalents(1)	$1	$—	$—	$1
Cash Collateral(2)	—	7	—	7
Energy Contracts(3)	—	(13)	—	(13)

Total	$1	$(6)	$—	$5

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of Money Market Funds.

(2)	Collateral provided to energy contract counterparties to reduce credit risk exposure.

(3)	Energy contracts include gas swap agreements (Level 2) entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The amounts include current and non-current assets and are net of current and non-current liabilities.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
UNS Gas’ capital requirements consist primarily of capital expenditures. In 2008, capital expenditures were $16 million. UNS Gas expects internal cash flows to fund its future operating activities and a large portion of its construction expenditures. If natural gas prices rise and UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, UNS Gas may require additional funding to meet operating and capital requirements. Sources of funding future capital expenditures could include draws on the revolving credit facility, additional credit lines, the issuance of long-term debt, or capital contribution from UniSource Energy. The rate increase approved by the ACC in November 2007 covers some, but not all, of UNS Gas’ higher costs and capital investments. UNS Gas may need to rely more heavily on external funding sources for capital expenditures until it receives a decision in the rate case filed in November 2008.
Operating Cash Flow and Capital Expenditures
The table below provides summary cash flow information for UNS Gas.

	2008	2007	2006
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$3	$28	$32
Investing Activities	(16)	(22)	(23)
Financing Activities	1	(6)	(4)

Net Increase (Decrease) in Cash	(12)	—	5
Beginning Cash	19	19	14

Ending Cash	7	19	19

Operating cash flows decreased in 2008 due to: a reduction in the over-collected PGA balance; the recording of payments to affiliates as a reduction to operating cash flows (previously recorded as a reduction to financing cash flows); and an increase in cash collateral deposited with gas supply and hedging counterparties.

Forecasted capital expenditures for UNS Gas are as follows:

	2009	2010	2011	2012	2013
	-Millions of Dollars-
UNS Gas	$20	$19	$21	$22	$23
UNS Gas/UNS Electric Revolver
The UNS Gas/UNS Electric Revolver is a $60 million unsecured revolving credit facility which matures in August 2011. Either borrower may borrow up to a maximum of $45 million so long as the combined amount borrowed does not exceed $60 million.
UNS Gas is only liable for UNS Gas’ borrowings, and similarly, UNS Electric is only liable for UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver. UES guarantees the obligations of both UNS Gas and UNS Electric.
UNS Gas and UNS Electric have the option of paying interest on borrowings at LIBOR plus 1.0% or the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate. Letter of credit fees are 1.0% per annum.
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. As of December 31, 2008, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver.
If an event of default occurs, the UNS Gas/UNS Electric Revolver may become immediately due and payable. An event of default includes failure to make required payments under the UNS Gas/UNS Electric Revolver, certain change in control transactions, certain bankruptcy events of UNS Gas or UNS Electric, or failure of UES, UNS Gas or UNS Electric to make payments or default on debt greater than $4 million.
UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures, or to issue letters of credit to provide credit enhancement for its natural gas procurement and hedging activities. As of February 25, 2009, UNS Gas had $10 million in outstanding letters of credit under the UNS Gas/UNS Electric Revolver.
Interest Rate Risk
UNS Gas is subject to interest rate risk resulting from changes in interest rates on its borrowings under its revolving credit facility. The interest paid on revolving credit borrowings is variable. As a result of recent volatility in interest rates, UNS Gas may be required to pay higher rates of interest on borrowings under its revolving credit facility. See Item 7A. Qualitative and Quantitative Disclosures about Market Risk, Credit Risk, below.
Senior Unsecured Notes
UNS Gas has $100 million of senior unsecured notes outstanding consisting of $50 million of 6.23% Notes due in 2011 and $50 million of 6.23% Notes due in 2015 that are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test. As of December 31, 2008, UNS Gas was in compliance with the terms of its note purchase agreement.
UNS Gas must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Gas may, without meeting these tests, refinance existing debt and incur up to $7 million in short-term debt.

Contractual Obligations
UNS Gas Supply Contracts
As of October 1, 2008, UNS Gas directly manages its gas supply and transportation contracts. The market price for gas varies based upon the period during which the commodity is purchased. UNS Gas has firm transportation agreements with capacity sufficient to meet its current load requirements. These contracts expire in various years between 2011 and 2023. These costs are passed through to UNS Gas’ customers via the PGA.
UNS Gas hedges its gas supply prices by entering into fixed price forward contracts and financial swaps at various times during the year to provide more stable prices to its customers. These purchases and hedges are made up to three years in advance with the goal of hedging at least 45% of the expected monthly gas consumption with fixed prices prior to entering into the month. UNS Gas hedged approximately 55% of its expected monthly consumption for the 2008/2009 winter season (November through March). Additionally, UNS Gas has approximately 40% of its expected gas consumption hedged for April through October 2009, and 34% hedged for the period November 2009 through March 2010.
The following table displays UNS Gas’ contractual obligations as of December 31, 2008 by maturity and by type of obligation.

	UNS Gas’ Contractual Obligations -Millions of Dollars-

Payment Due in Years						2014
Ending December 31,	2009	2010	2011	2012	2013	and after	Total
Long Term Debt
Principal	$—	$—	$50	$—	$—	$50	$100
Interest	6	6	6	3	3	7	31
Purchase Obligations — Fuel:	64	42	23	4	7	19	159

Total Contractual Cash Obligations	$70	$48	$79	$7	$10	$76	$290

UNS Gas conducts certain of its gas procurement and risk management activities under certain agreements whereby UNS Gas may be required to post margin due to changes in contract values, a change in UNS Gas’ creditworthiness or exposures exceeding credit limits provided to UNS Gas. As of December 31, 2008, UNS Gas had posted $18 million in such credit enhancements.
Dividends on Common Stock
The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. See Senior Unsecured Notes, above. It is unlikely that UNS Gas will pay dividends in the next few years due to expected cash requirements for capital expenditures.

UNS ELECTRIC
RESULTS OF OPERATIONS
UNS Electric reported net income of $4 million in 2008, and $5 million in 2007 and 2006. Similar to TEP’s operations, we expect UNS Electric’s operations to be seasonal in nature, with peak energy demand occurring in the summer months.
The table below provides summary financial information for UNS Electric.

	2008	2007	2006
	-Millions of Dollars-
Retail Electric Revenues	$182	$165	$158
Wholesale Electric Revenues	10	—	—
Other Revenues	3	4	2

Total Operating Revenues	195	169	160

Purchased Energy Expense	128	111	106
Fuel Expense	8	—	—
Other Operations and Maintenance Expense	30	30	26
Depreciation and Amortization	13	13	11
Taxes other than Income Taxes	4	3	4

Total Other Operating Expenses	183	157	147

Operating Income	12	12	13

Total Other Income	1	2	1
Total Interest Expense	7	6	5
Income Tax Expense	2	3	4

Net Income	$4	$5	$5

The table below shows UNS Electric’s kWh sales and revenues for 2008, 2007 and 2006.

	Electric Sales — Millions of kWh				Electric Revenues — Millions of Dollars
			08-07				08-07
	2008	2007	% Chng	2006	2008	2007	% Chng	2006
Electric Retail Sales:
Residential	822	854	(4%)	804	$92	$86	7%	$81
Commercial	620	627	(1%)	613	70	64	9%	61
Industrial	219	199	10%	191	20	15	33%	15
Other	2	2	—	3	—	—	—	1

Total Electric Retail Sales	1,663	1,682	(1%)	1,611	$182	$165	10%	$158

Wholesale Electric Sales	153	—	NM	—	10	—	NM	—

Total Electric Sales	1,816	1,682	8%	1,611	$192	$165	13%	$158

In 2008, retail kWh sales were impacted by mild weather and a weakening economy, resulting in a 1% decrease in retail sales compared with 2007. An increase in industrial kWh sales and an increase in base rates and the PPFAC charge that went into effect on June 1, 2008, contributed to the $17 million, or 10% increase in retail revenues for the year. The base rate increase averaged 2.5% or approximately $4 million annually.
UNS Electric’s retail customer base did not increase during 2008. As of December 31, 2008, UNS Electric had approximately 90,000 retail customers, which is comparable with the prior year.
Wholesale revenues increased by $10 million in 2008. Wholesale sales are made primarily from contract and resource capacity agreements that became effective June 1, 2008, subsequent to the expiration of UNS Electric’s full requirements contract with Pinnacle West Marketing and Trading (PWMT).

FACTORS AFFECTING RESULTS OF OPERATIONS
Competition
As required by the ACC order approving UniSource Energy’s acquisition of the Citizens’ Arizona gas and electric assets, in 2003 UNS Electric filed with the ACC a plan to open its service territories to retail competition by December 31, 2003. The plan is subject to review and approval by the ACC, which has not yet considered the plan. As a result of the court decisions concerning the ACC’s Rules, we are unable to predict when and how the ACC will address this plan. See Item 1. — Business, TEP, Rates and Regulation, Retail Electric Competition Rules, for more information.
Rates
2008 UNS Electric Rate Order
In May 2008, the ACC issued an order authorizing a 2.5%, or $4 million base rate increase effective June 1, 2008. UNS Electric had requested a 5.5%, or $8.5 million base rate increase.

Test year — 12 months ended June 30, 2006	2008 ACC Order
Original cost rate base	$131 million
Revenue deficiency	$4 million
Total rate increase (over test year revenues)	2.5%
Cost of long-term debt	8.2%
Cost of equity	10.0%
Actual capital structure	49% equity / 51% debt
Weighted average cost of capital	9.0%
Purchased Power and Fuel Adjustment Clause
As part of the May 2008 ACC order, a new PPFAC mechanism took effect on June 1, 2008. The PPFAC mechanism has a forward component and a true-up component. The forward component of the PPFAC rate is based on forecasted fuel and purchased power costs. The true-up component reconciles actual fuel and purchased power costs with the amounts collected in the prior year and any amounts under/over-collected will be collected/refunded from/to customers. The ACC approved a cap on the PPFAC rate of 1.73 cents per kWh, resulting in total fuel and purchased power recovery of approximately 8.7 cents per kWh, an increase of approximately 1.7 cents per kWh in UNS Electric’s average retail rate.
2009 General Rate Case Filing
UNS Electric expects to file a new rate case application with the ACC in the first half of 2009 to recover increasing capital and operating costs.
Line Extension Policy
As part of the May 2008 ACC order, UNS Electric is required to charge customers for the total cost of line extensions. UNS Electric filed an implementation plan with the ACC in June 2008. UNS Electric cannot predict if or when the ACC will approve the implementation plan. Until the plan is approved by the ACC, UNS Electric will continue its practice of providing a portion of line extensions free of charge to its customers.
Purchased Power Agreement
In May 2008, UNS Electric and UED entered into a Power Purchase and Sales Agreement (PPA) under which UED sells all the output of the 90 MW gas-fired Black Mountain Generating Station (BMGS) to UNS Electric over a five-year term. The PPA is a tolling arrangement in which UNS Electric takes operational control of BMGS and assumes all risk of operation and maintenance costs, including fuel. Under the terms of the PPA, UNS Electric pays UED a capacity charge. The costs associated with the PPA are recoverable through UNS Electric’s PPFAC.

Renewable Energy Standard and Tariff
UNS Electric began implementing its ACC approved REST plan on June 1, 2008. The plan is designed to collect approximately $3 million from customers annually to pay for REST programs and projects. During 2008, UNS Electric collected $2 million in REST surcharges. In December 2008, the ACC approved UNS Electric’s 2009 REST implementation plan, including a REST surcharge that is expected to collect $5 million from customers in 2009 to offset compliance costs. REST implementation plans and the associated surcharge must be submitted annually to the ACC for their review and approval. See Item 1. — Business, UNS Electric, Rates and Regulation, Renewable Energy Standard and Tariff, for more information.
Fair Value Measurements
UNS Electric adopted FAS 157, Fair Value Measurements, on January 1, 2008. See Tucson Electric Power, Factors Affecting Results of Operations, above, for more information about FAS 157.
The following table sets forth, by level within the fair value hierarchy, UNS Electric’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Electric December 31, 2008 -Millions of Dollars-

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash Equivalents(1)	$4	$—	$—	$4
Cash Collateral(2)	—	7	—	7
Energy Contracts(3)	—	(8)	$(16)	(24)

Total	$4	$(1)	$(16)	$(13)

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of Commercial Paper and Money Market Funds.

(2)	Collateral provided to energy contract counterparties to reduce credit risk exposure.

(3)	Energy contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The amounts include current and non-current assets and are net of current and non-current liabilities. The level 3 valuation techniques are described below.
UNS Electric recorded in 2008, unrealized losses of $24 million in net Regulatory Assets due to the change in the fair value of forward power purchase contracts classified as Level 3 in the fair value hierarchy. These changes in fair value were due to lower forward power prices on fixed price forward power purchases.
UNS Electric’s Level 3 derivatives include certain energy contracts where published prices are not readily available. These include contracts for delivery periods during non-standard time blocks, contracts for delivery during only a few months of a given year when prices are quoted only for the annual average, or contracts for delivery at illiquid delivery points. In these cases, UNS Electric applies certain management assumptions to value such contracts. These assumptions include applying historical price curve relationships to calendar year quotes, applying percentage multipliers to value non-standard time blocks, including the impact of counterparty credit risk using a combination of market credit default swap data and historical recovery rates for subordinated bonds, our own credit risk using credit default swap data and including adjustments for transmission and line losses to value contracts at illiquid delivery points. UNS Electric reviews these assumptions on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
In 2008, UNS Electric’s capital expenditures were $30 million. UNS Electric expects internal cash flows to fund a portion of its construction expenditures. Additional sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy. In April 2007, UniSource Energy contributed $10 million of capital to UNS Electric.
UNS Electric implemented an average base rate increase of approximately 2.5% in June 2008, however the increase does not provide sufficient cash flow to cover UNS Electric’s higher costs and fund all of its capital expenditures. UNS Electric may need to rely more heavily on external funding sources for capital expenditures until it receives a decision in the rate case UNS Electric expects to file later in 2009. See Outlook and Strategies, Economic Conditions and UniSource Energy, Liquidity and Capital Resources, Liquidity, Access to Revolving Credit Facilities, above for more information regarding the potential impact of current financial market conditions.
In August 2008, UNS Electric issued $100 million of unsecured debt. A portion of the proceeds was used to redeem $60 million of notes that matured on August 11, 2008. The remaining proceeds were used to repay outstanding borrowings by UNS Electric under the UNS Gas/UNS Electric Revolver and for general corporate purposes. See Senior Unsecured Notes, below.
Operating Cash Flow and Capital Expenditures
The table below provides summary cash flow information for UNS Electric.

	2008	2007	2006
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$14	$22	$14
Investing Activities	(30)	(36)	(39)
Financing Activities	22	12	22

Net Increase (Decrease) in Cash	6	(2)	(3)
Beginning Cash	3	5	8

Ending Cash	9	3	5

Operating cash flows decreased in 2008 due to the recording of payments to affiliates as a reduction to operating cash flows (previously recorded as a reduction to financing cash flows) and an increase in cash collateral deposited with energy supply and hedging counterparties.
In 2006, UNS Electric completed a 20 MW gas-fired combustion turbine at the Valencia site that improved reliability while the approval and permitting process for the 345 kV Tucson to Nogales transmission line continues. UNS Electric currently plans to upgrade its existing 115 kV transmission line to 138 kV by the end of 2012 to further improve the reliability of service in Santa Cruz County. See Item 1. Business, TEP, Transmission Access, Tucson to Nogales Transmission Line.

Forecasted capital expenditures for UNS Electric are as follows:

	2009	2010	2011	2012	2013
	-Millions of Dollars-
UNS Electric	$29	$24	$23	$37	$16
UNS Electric’s estimated capital expenditures for 2009-2012 are $41 million below the estimates provided in our 2007 Form 10-K due to the economic impact on customer growth, an annual reduction of $11 million, beginning in mid-2010 in the cost of construction materials and a reduction for the cost of customer line extensions. See Factors Affecting Results of Operations, Line Extension Policy, above for more information.
UNS Gas/UNS Electric Revolver
See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for description of UNS Electric’s unsecured revolving credit agreement.
UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. At February 25, 2009, UNS Electric had $16 million outstanding under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes
On August 7, 2008, UNS Electric issued $50 million of 6.50% senior unsecured notes and $50 million of 7.10% senior unsecured notes due August 2015 and August 2023, respectively. The notes are guaranteed by UES. The note purchase agreement for UNS Electric contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, and incurrence of indebtedness. As of December 31, 2008, UNS Electric was in compliance with the terms of its note purchase agreement.
UNS Electric must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Electric may, without meeting these tests, refinance existing debt and incur up to $5 million in short-term debt.
UNS Electric used $60 million of the proceeds to repay the 7.61% senior unsecured notes that matured on August 11, 2008. On August 7, 2008, the remaining proceeds were used to repay UNS Electric’s outstanding borrowings under the UNS Gas/UNS Electric Revolver and for general corporate purposes.
Contractual Obligations
UNS Electric Power Supply and Transmission Contracts
UNS Electric’s full requirements power supply agreement with PWMT expired in May 2008. In anticipation of the expiration of this contract, UNS Electric entered into various power supply agreements for periods of one to five years beginning in June 2008. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices.
UNS Electric’s power purchase contracts and risk management activities are subject to master agreements whereby UNS Electric may be required to post margin due to changes in contract values or if there has been a material change in creditworthiness. As of December 31, 2008, UNS Electric posted margin of $14 million as credit enhancements given changes in contract values.
UNS Electric imports the power it purchases over the Western Area Power Administration’s (WAPA) transmission lines. UNS Electric’s transmission capacity agreements with WAPA provide for annual rate adjustments and expire in 2017 and 2011.
The following table displays UNS Electric’s contractual obligations as of December 31, 2008 by maturity and by type of obligation.

	UNS Electric’s Contractual Obligations -Milions of Dollars-

Payment Due in Years						2014
Ending December 31,	2009	2010	2011	2012	2013	and after	Total
Long Term Debt
Principal	$—	$—	$8	$—	$—	$100	$108
Interest	7	7	7	7	7	42	77
Purchase Obligations:
Fuel	20	9	2	—	—	—	31
Purchased Power	41	30	13	8	8	—	100
Transmission	2	2	1	—	—	—	5

Total Contractual Cash Obligations	$70	$48	$31	$15	$15	$142	$321

Dividends on Common Stock
The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. See Senior Unsecured Notes, above. It is unlikely that UNS Electric will pay dividends in the next few years due to expected cash requirements for capital expenditures.

OTHER NON-REPORTABLE BUSINESS SEGMENTS
RESULTS OF OPERATIONS
The table below summarizes the income (loss) for the Other non-reportable segments in the last three years.

	2008	2007	2006
	-Millions of Dollars-
UniSource Energy Parent Company	$(5)	$(5)	$(6)

Millennium	—	1	—

UED	3	—	—

Total Other Loss From Continuing Operations	$(2)	$(4)	$(7)

Discontinued Operations — Net of Tax	—	—	(2)

Total Other Net Loss	$(2)	$(4)	$(9)

UniSource Energy Parent Company
UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes and the UniSource Credit Agreement.
UED
UED completed the construction of the 90 MW BMGS in Kingman, Arizona in May 2008. UED sells the output of BMGS to UNS Electric through a PPA. See UNS Electric, Factors Affecting Results of Operation, Purchased Power Agreement, above.
In December 2008, UniSource Energy contributed $59 million of equity to UED by canceling an intercompany promissory note in the amount of $59 million. Borrowings under the promissory note were used to finance the development of BMGS.
For 2008, UED recorded after-tax income of $3 million related to the operation of BMGS.
In 2008, UED paid dividends to UniSource Energy of less than $1 million. UED did not make dividend payments in 2007 or 2006.
Discontinued Operations — Global Solar
Global Solar recorded losses of $2 million in 2006. On March 31, 2006, Millennium completed the sale of its interest in Global Solar. In these financial statements, UniSource Energy accounts for Global Solar as a discontinued operation and recognizes 100% of Global Solar’s losses through the date of the sale.
FACTORS AFFECTING RESULTS OF OPERATIONS
Millennium Investments
Millennium is in the process of exiting its remaining investments. At December 31, 2008, Millennium’s investment balance was $29 million and had $3 million in cash. Millennium’s investment balances include $14 million at Sabinas, $9 million at Haddington and $2 million at Valley Ventures.
Millennium made $25 million in dividend payments to UniSource Energy in 2008 and $15 million in 2007. Millennium’s remaining commitment for all of its investments combined is less than $1 million, which is expected to be funded over the next one to two years.
Millennium is in the process of finalizing a sale of its 50% interest in Sabinas to Mimosa. In December 2008, Mimosa and Millennium signed a letter delineating the general terms of the sale and purchase. The terms called for an upfront $5 million payment to Millennium which was received in January 2009. Other key terms of the transaction include a three year, interest-bearing, collateralized $15 million note from Mimosa and an interest in carbon credits created from flaring coal mine methane at Mimosa mines. The sale is expected to close before the end of the first quarter of 2009.

In 2006, Millennium received the final payment of $5 million on a note receivable from a subsidiary of Mirant Corporation and provided final funding of $2 million to Haddington under an existing commitment.
MEG settled its remaining outstanding positions in December 2007, and no further activities are anticipated.
Nations Energy Corporation (Nations Energy), a wholly-owned subsidiary of Millennium, has been inactive since 2001. As of December 31, 2008, and December 31, 2007, Nations Energy had a deferred tax asset of $3 million related to investment losses that has not been reflected on UniSource Energy’s consolidated income tax return.
The following table sets forth, by level within the fair value hierarchy, Millennium’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy levels are described in UNS Electric, Factors Affecting Results of Operations, Fair Value Measurements, above.

December 31, 2008 -Millions of Dollars-

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Investments	$4	$—	$12	$16

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
Accounting for Rate Regulation
TEP, UNS Gas and UNS Electric generally use the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles, such as the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting retail rates for TEP, UNS Gas and UNS Electric, the ACC may not allow TEP, UNS Gas or UNS Electric to currently charge their customers to recover certain expenses, but instead may require that these expenses be charged to customers in the future. In this situation, FAS 71 requires that TEP, UNS Gas and UNS Electric defer these items and show them as regulatory assets on the balance sheet until TEP, UNS Gas and UNS Electric are allowed to charge their customers. TEP, UNS Gas and UNS Electric then amortize these items as expense to the income statement as these charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.
The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:
•	an independent regulator sets rates;
•	the regulator sets the rates to recover the specific enterprise’s costs of delivering service; and
•	the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.

TEP
Upon approval by the ACC of a settlement agreement in November 1999, TEP discontinued application of FAS 71 for its generation operations. Beginning in December 2008, as a result of the 2008 TEP rate order, TEP reapplied FAS 71 to its generation related operations. Throughout this period, TEP continued to report its transmission and distribution operations under FAS 71.
TEP’s generation, transmission and distribution regulatory assets, net of regulatory liabilities, totaled $28 million at December 31, 2008. Regulatory assets of $185 million and $44 million at December 31, 2008 and 2007, respectively, are not presently included in the rate base and consequently are not earning a return on investment. These regulatory assets are being recovered through the cost of service or are authorized to be collected in future base rates. TEP’s transmission and distribution regulatory assets, net of regulatory liabilities, totaled $10 million at December 31, 2007.
TEP regularly assesses whether it can continue to apply FAS 71 to its cost-based rate regulated operations. If TEP stopped applying FAS 71 to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at December 31, 2008, if TEP had stopped applying FAS 71 to its remaining regulated operations, it would have recorded an extraordinary after-tax loss of approximately $17 million. While regulatory orders and market conditions may affect cash flows, TEP’s cash flows would not be affected if it stopped applying FAS 71 unless a regulatory order limited its ability to recover the cost of its regulatory assets.
UNS Gas and UNS Electric
UNS Gas’s regulatory liabilities, net of regulatory assets, totaled $8 million at December 31, 2008 compared with regulatory liabilities, net of regulatory assets of $29 million at December 31, 2007. UNS Electric’s regulatory assets, net of regulatory liabilities, totaled $7 million at December 31, 2008 and regulatory liabilities, net of regulatory assets, totaled $19 million at December 31, 2007. UNS Electric has $25 million of regulatory assets that are not included in rate base. UNS Gas has $17 million of regulatory assets that are not included in rate base. UNS Gas and UNS Electric regularly assess whether they can continue to apply FAS 71 to their cost-based rate regulated operations. If UNS Gas and UNS Electric stopped applying FAS 71 to their regulated operations, they would write off the related balances of regulatory assets as an expense and regulatory liabilities as income on their income statements. Based on the balances of regulatory liabilities and assets at December 31, 2008, if UNS Gas and UNS Electric had stopped applying FAS 71 to their regulated operations, UNS Gas would record an extraordinary after-tax loss of $4 million and UNS Electric would record an extraordinary after-tax gain of $4 million. UNS Gas and UNS Electric’s cash flows would not be affected if they stopped applying FAS 71 unless a regulatory order limited their ability to recover the cost of their regulatory assets.
Accounting for Asset Retirement Obligations
TEP
Under FAS 143, TEP is required to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation can also be associated with the retirement of a long-lived asset whose timing and/or method of settlement are conditional on a future event. TEP incurs legal obligations as a result of environmental and other governmental regulations, contractual agreements and other factors. To estimate the liability, management must use significant judgment and assumptions in: determining whether a legal obligation exists to remove assets; estimating the probability of a future event for a conditional obligation; estimating the fair value of the cost of removal; estimating when final removal will occur; and estimating the credit-adjusted risk-free interest rates to be used to discount the future liabilities. Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as expense for asset retirement obligations.
The initial liability is recorded by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value by recognizing accretion expense as an operating expense in the income statement each period, and the capitalized cost of the long-lived asset is depreciated over the useful life of the related asset. Upon settlement of the liability, TEP will pay the recorded liability or incur a gain or loss if the actual costs differ from the recorded amount. If TEP retires any asset at the end of its useful life, without a legal obligation to do so, TEP will record retirement costs at that time as incurred or accrued.

TEP has identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. The land on which these stations reside is leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at the expiration of the leases. TEP also has certain environmental obligations at the San Juan Generating Station. TEP has estimated that its share of the cost to remove the Navajo and Four Corners facilities and settle the San Juan environmental obligations will be approximately $40 million at the date of retirement. No other legal obligations to retire generation plant assets were identified.
In 2004, TEP, Phelps Dodge Energy Services, LLC and PNM Resources, Inc. each purchased from Duke Energy North America, LLC a one-third interest in a limited liability company which owns the natural gas-fired Luna Energy Facility (Luna) in Southern New Mexico. Luna is a 570-MW combined cycle plant and was placed into commercial operation in April 2006. See Item 1. — Business, Future Generating Resources — TEP. The new owners assumed asset retirement obligations to remove certain piping and evaporation ponds and to restore the ground to its original condition. TEP has estimated its share to settle the obligations will be approximately $2 million at the date of retirement.
As of December 31, 2008 and December 31, 2007, TEP had a liability of $5 million associated with its final asset retirement obligations.
TEP has various transmission and distribution lines that operate under land leases and rights-of-way that contain end dates and restorative clauses. TEP operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, TEP is not recognizing the costs of final removal of the transmission and distribution lines in the financial statements. As of December 31, 2008, TEP had accrued $122 million for the net cost of removal for the interim retirements from its transmission, distribution and general plant. As of December 31, 2007, TEP had accrued $87 million for these removal costs. The amount is recorded as a regulatory liability.
UNS Gas and UNS Electric
UNS Gas and UNS Electric have various transmission and distribution lines that operate under land leases and rights-of-way that contain end dates and restorative clauses. UNS Gas and UNS Electric operate their transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, UNS Gas and UNS Electric are not recognizing the cost of final removal of the transmission and distribution lines in the financial statements.
For the net cost of removal for interim retirements from transmission, distribution and general plant, UNS Gas accrued $19 million as of December 31, 2008 and $17 million as of December 31, 2007. UNS Electric accrued $11 million as of December 31, 2008 and $2 million as of December 31, 2007. The amounts are recorded as regulatory liabilities.
Pension and Other Postretirement Benefit Plan Assumptions
We record plan assets, obligations, and expenses related to pension and other postretirement benefit plans based on actuarial valuations, which include key assumptions on discount rates, expected returns on plan assets, compensation increases and health care cost trend rates. These actuarial assumptions are reviewed annually and modified as appropriate. The effect of modifications is generally recorded or amortized over future periods. We believe that the assumptions used in recording obligations under the plans are reasonable based on prior experience, market conditions and the advice of plan actuaries.
TEP
As a result of adopting FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in December 2006, TEP was required to recognize the underfunded status of its defined benefit pension and other postretirement plans as a liability. The underfunded status is measured as the difference between the fair value of the plans assets and the projected benefit obligation for pension plans or accumulated postretirement benefit obligation for other postretirement benefit plans. We expect volatility in the liability recognized in the balance sheet in future years as the funded status of our plans can change significantly due to discount rate changes and investment and actuarial experience. TEP recorded the underfunded amount as a liability and a regulatory asset for the operations that were accounted for under FAS 71. Prior to Dec 2008, TEP applied FAS 71 to transmission and distribution operations, but not generation operations. As a result of the 2008 TEP rate order, TEP now applies FAS 71 to all of its operations. For 2006 and 2007, TEP estimated the underfunded portion that related to TEP’s generation operations and reflected the amount as part of accumulated other comprehensive income (AOCI) instead of a regulatory asset. In December 2008, as a result of applying FAS 71 to generation operations, TEP reclassified the underfunded amount from AOCI to a regulatory asset.

FAS 158 required an employer to measure the funded status of a plan as of the date of its year-end balance sheet effective for years ended December 31, 2008. On January 1, 2008, TEP recorded a reduction to retained earnings of less than $1 million to move the measurement date from December 1 to December 31 for all of its pension and other postretirement plans.
TEP discounted its future pension plan obligations at 6.3% at December 31, 2008 and between 6.6% and 6.7% at December 31, 2007. TEP discounted its other postretirement plan obligations at a rate of 6.5% at December 31, 2008, and at December 31, 2007. TEP determines the discount rate annually based on the rates currently available on high-quality, non-callable, long-term bonds. TEP looks to bonds that receive one of the two highest ratings given by a recognized rating agency whose future cash flows match the timing and amount of expected future benefit payments. For TEP’s pension plans, a 25-basis point change in the discount rate would increase or decrease the projected benefit obligation (PBO) by approximately $7 million and the 2009 plan expense by $1 million. For TEP’s other postretirement benefit plan, a 25-basis point change in the discount rate would increase or decrease the accumulated postretirement benefit obligation (APBO) by approximately $2 million. A 25-basis point change in the discount rate would impact plan expense by less than $1 million.
TEP calculates the market-related value of plan assets using the fair value of plan assets on the measurement date. TEP assumed that its plans’ assets would generate a long-term rate of return of 8.0% at December 31, 2008 and 8.3% at December 31, 2007. In establishing its assumption as to the expected return on plan assets, TEP reviews the plans’ asset allocation and develops return assumptions for each asset class based on advice from an investment consultant and the plans’ actuary that includes both historical performance analysis and forward looking views of the financial markets. Pension expense decreases as the expected rate of return on plan assets increases. A 25-basis point change in the expected return on plan assets would impact pension expense in 2009 by less than $1 million.
TEP used an initial health care cost trend rate of 7.5% in valuing its postretirement benefit obligation at December 31, 2008 and 8% at December 31, 2007. This rate reflects both market conditions and the plan’s experience. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would change the postretirement benefit obligation by approximately $4 million and the related plan expense in 2009 by less than $1 million.
TEP will record pension expense of approximately $17 million and other postretirement benefit expense of $5 million ratably through 2009, of which approximately $4 million will be capitalized. TEP will make pension plan contributions of $16 million in 2009. TEP’s other postretirement benefit plan is not funded. TEP expects to make benefit payments to retirees under the postretirement benefit plan of approximately $5 million in 2009.
UNS Gas and UNS Electric
UNS Gas and UNS Electric discounted their future pension plan obligations using a rate of 6.3% at December 31, 2008 and 6.8% at December 31, 2007. For UNS Gas and UNS Electric’s pension plan, a 25-basis point change in the discount rate would impact the benefit obligation and 2009 pension expense by less than $1 million. UNS Gas and UNS Electric will record pension expense of $2 million in 2009 of which less than $1 million will be capitalized. UNS Gas and UNS Electric will make a pension plan contribution of $2 million in 2009.
UNS Gas and UNS Electric discounted its other postretirement plan obligations using a rate of 6.5% at December 31, 2008 and at December 31, 2007. UNS Gas and UNS Electric will record postretirement medical benefit expense and make benefit payments to retirees under the postretirement benefit plan of less than $1 million in 2009.

Accounting for Derivative Instruments, Trading Activities and Hedging Activities
A derivative financial instrument or other contract derives its value from another investment or designated benchmark. TEP enters into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. In general, TEP enters into forward purchase contracts when market conditions provide the opportunity to purchase energy for its load at prices that are below the marginal cost of its supply resources or to supplement its own resources (e.g., during plant outages and summer peaking periods). TEP enters into forward sales contracts when it forecasts that it has excess supply and the market price of energy exceeds its marginal cost. TEP also enters into forward gas commodity price swap agreements to lock in fixed prices on a portion of forecasted summer gas purchases.
TEP uses the following accounting for its derivative instruments:
•	Interest Rate Swap; In June 2006, TEP entered into an interest rate swap in order to reduce the risk associated with unfavorable changes in variable interest rate payments related to changes in LIBOR. The swap has the effect of converting approximately $35 million of variable rate lease payments for the Springerville Common Lease to a fixed rate. The swap is designated as a cash flow hedge. The fair value of the interest rate swap is derived from models based on well recognized financial principles, which provide a reasonable approximation of the fair value of the swap as of the valuation date. Other models can be used to estimate the fair value of the swap and these models, which may use different assumptions or methods, may yield different results. At December 31, 2008, the fair value of the swap is a liability of $9 million.
•	Contracts that qualify as Normal Purchases and Sales are not required to be marked-to-market:
•	Contracts that qualify as Cash Flow Hedges are required to be marked-to-market with the changes in unrealized gains and losses recorded in Accumulated Other Comprehensive Income (AOCI), rather than the income statement, through November 2008. In December 2008, TEP reapplied FAS 71 to its generation operations and reclassified the unrealized gains (losses) relating to contracts that will settle through the PPFAC, from AOCI to a regulatory asset or liability account. In the future, mark-to-market changes for cash flow hedges will be recorded to the regulatory accounts and not to AOCI.
•	Contracts that do not qualify as Cash Flow Hedges or Normal Purchases and Sales are required to be marked-to-market with the changes in unrealized gains and losses recorded in earnings through November 2008. In December 2008, TEP reapplied FAS 71 to its generation operations and reclassified the unrealized gains (losses) relating to these system hedges that will settle through the PPFAC, from earnings to a regulatory asset or liability account. In the future, mark-to-market changes for all system hedges will be recorded to the regulatory accounts and not through earnings.
•	Trading Contracts are required to be marked-to-market to the income statement.
Management uses significant judgment in: determining the applicability of the numerous accounting rules regarding derivatives; estimating the contracts that meet the normal purchase and sale exception; evaluating whether a contract meets the cash flow hedge requirements; determining the effectiveness of cash flow hedges; and estimating the fair market value, especially when market prices are not readily available. See Notes 4 and 13. Derivative financial instruments can be accounted for under multiple methods depending upon facts and circumstances, which can lead to variability in earnings.
TEP, UNS Gas and UNS Electric manage the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standardized agreement, which allows for the netting of current period exposures to and from a single counterparty.
UNS Gas and UNS Electric have contracts that qualify for normal purchases and contracts that qualify as cash flow hedges. Because the cash flow hedges will settle to the PGA/PPFAC mechanisms, UNS Gas and UNS Electric record the mark-to-market changes to regulatory accounts and not to AOCI. Prior to December 2008, UNS Gas recorded the mark to market changes on cash flow hedges to AOCI.

The market prices used to determine fair values for TEP, UNS Electric and UNS Gas’ derivative instruments at December 31, 2008, are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value. As a result of the 2008 TEP Settlement Agreement effective December 1, 2008, TEP is allowed to record unrealized net gains or losses related to prudent costs of hedging contracts as a regulatory asset or regulatory liability. For TEP’s forward power sales contracts, a 10% decrease in market prices would result in an increase in unrealized net gains of $2 million, while a 10% increase in market prices would result in a decrease in unrealized net gains of $2 million. For TEP’s forward power purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses of $2 million, while a 10% increase in market prices would result in a decrease in unrealized net losses of $2 million. For TEP’s gas swap agreements, a 10% decrease in market prices would result in a $4 million increase in unrealized net losses reported as a regulatory asset, while a 10% increase in market prices would result in a $4 million decrease in unrealized net losses reported as a regulatory asset. For UNS Electric’s forward power purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses reported as a regulatory asset of $12 million, while a 10% increase in market prices would result in a decrease in unrealized net losses reported as a regulatory asset of $12 million. For UNS Electric’s forward gas purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses reported as a regulatory asset of $2 million, while a 10% increase in market prices would result in a decrease in unrealized net losses reported as a regulatory asset of $2 million. For UNS Gas’ forward gas purchase contracts a 10% decrease in market prices would result in a $3 million increase in unrealized net losses reported as a regulatory asset, while a 10% increase in market prices would result in a $3 million decrease in unrealized net losses reported as a regulatory asset.
See Market Risks — Commodity Price Risk in Item 7A.
Unbilled Revenue — TEP, UNS Gas and UNS Electric
TEP’s, UNS Gas’s and UNS Electric’s retail revenues include an estimate of MWhs/therms delivered but unbilled at the end of each period. Unbilled revenues are dependent upon a number of factors that require management’s judgment including estimates of retail sales and customer usage patterns. The unbilled revenue is estimated by comparing the estimated MWhs/therms delivered to the MWhs/therms billed to TEP, UNS Gas and UNS Electric retail customers. The excess of estimated MWhs/therms delivered over MWhs/therms billed is then allocated to the retail customer classes based on estimated usage by each customer class. TEP, UNS Gas and UNS Electric then record revenue for each customer class based on the various bill rates for each customer class. Due to the seasonal fluctuations of TEP’s actual load, the unbilled revenue amount increases during the spring and summer months and decreases during the fall and winter months. The unbilled revenue amount for UNS Gas sales increases during the fall and winter months and decreases during the spring and summer months, whereas, the unbilled revenue amount for UNS Electric sales increases during the spring and summer months and decreases during the fall and winter months.
Plant Asset Depreciable Lives — TEP, UNS Gas and UNS Electric
We calculate depreciation expense based on our estimate of the useful lives of our plant assets. The estimated useful lives, and resulting depreciation rates presently used to calculate depreciation expense for electric generation and distribution assets for TEP, UNS Gas and UNS Electric have been approved by the ACC in prior rate decisions. Depreciation rates for such assets cannot be changed without ACC approval. Depreciation rates for electric transmission assets are approved by the FERC.
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
At December 31, 2008 and December 31, 2007 TEP had no valuation allowance. See Note 6 of Notes to Consolidated Financial Statements.
As of December 31, 2008 and December 31, 2007 UniSource Energy’s deferred income tax assets include $7 million related to unregulated investment losses of Millennium. These losses have not been reflected on UniSource Energy’s consolidated income tax returns. If UniSource Energy were unable to recognize such losses through its consolidated income tax return in the foreseeable future, UniSource Energy would be required to write off these deferred tax assets.

RECENTLY ISSUED ACCOUNTING STANDARDS
UniSource and TEP adopted the following recently issued accounting standards:
•	FAS 157, Fair Value Measurement, issued September 2006, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 clarifies that the exchange price is the price in the principal market in which the reporting entity would transact for the asset or liability. See Note 13
•	FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active — issued and effective October 2008, provides guidance clarifying how FAS 157 Fair Value Measures (FAS 157) should be applied in markets that are not active. The guidance reaffirms the notion of fair value as an exit price as of the measurement date. The FSP emphasizes that approaches other than the market value approach to determine fair value, such as the use of management’s internal assumptions about future cash flows and appropriately risk-adjusted discount rates, may be appropriate. See Note 13.
The following recently issued accounting standards are not yet reflected in the UniSource Energy and TEP financial statements:
•	EITF 08-6, Equity Method Investment Accounting Considerations, issued January 2009, requires an entity to apply the cost accumulation model when determining the carrying value of an equity investment. Share issuances by the investee should be accounted for as if the equity investee had sold a proportionate share of its investment with any gain or loss recognized in earnings. In addition, the EITF requires that impairment testing be performed at an overall investment level. The standard is applicable for fiscal years beginning on or after December 15, 2008 and is not expected to have a material impact on our financial statements.
•	FAS 161, Disclosures About Derivative Instruments and Hedging Activities an amendment to FAS 133, Accounting for Derivative Instruments and Hedging Activities, issued March 2008, requires enhanced disclosures about an entity’s derivative and hedging activity. The standard requires that the objectives for using derivative instruments be disclosed in terms of underlying risk so that the reader understands the purpose of derivative use in terms of the risks that the entity is intending to manage. The standard also requires disclosure of the location in the financial statements of derivative balances as well as the location of gains and losses incurred during the reporting period. The standard will be applicable for fiscal years or interim periods beginning on or after November 15, 2008 with early adoption encouraged. We will adopt the requirements of this pronouncement in our 2009 first quarter Form 10-Q.
•	FSP FAS 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets, issued in December 2008, amends Statement 132(R)-1 to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. We will adopt the requirements of this pronouncement in our 2009 Form 10-K.
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

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s expectations, beliefs or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in Item 1A. Risk Factors, Item 7. Management’s Financial Discussion and Analysis, and other parts of this report: state and federal regulatory and legislative decisions and actions; regional economic and market conditions which could affect customer growth and energy usage; weather variations affecting energy usage; the cost of debt and equity capital and access to capital markets; the performance of the stock market and changing interest rate environment, which affect the value of the company’s pension and other postretirement benefit plan assets and the related contribution requirements and expense; unexpected increases in O&M expense; resolution of pending litigation matters; changes in accounting standards; changes in critical accounting estimates; the ongoing restructuring of the electric industry; changes to long-term contracts; the cost of fuel and power supplies; and performance of TEP’s generating plants.
ITEM 7A. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks
We are exposed to various forms of market risk. Changes in interest rates, returns on marketable securities, and changes in commodity prices may affect our future financial results.
For additional information concerning risk factors, including market risks, see Safe Harbor for Forward-Looking Statements, above.
Risk Management Committee
We have a Risk Management Committee responsible for the oversight of commodity price risk and credit risk related to the wholesale energy marketing activities of TEP and the fuel and power procurement activities at TEP, UNS Gas and UNS Electric. Our Risk Management Committee, which meets on a quarterly basis and as needed, consists of officers from the finance, accounting, legal, wholesale marketing, transmission and distribution operations, and the generation operations departments of UniSource Energy. To limit TEP, UNS Gas and UNS Electric’s exposure to commodity price risk, the Risk Management Committee sets trading and hedging policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP, UNS Gas and UNS Electric’s exposure to credit risk, the Risk Management Committee reviews counterparty credit exposure as well as credit policies and limits.
Interest Rate Risk
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations. At December 31, 2008 and December 31, 2007, TEP had $459 million and $329 million in tax-exempt variable rate debt outstanding, respectively. The increase in 2008 is due to the issuance of $130 million of 2008 Pima B Bonds in June 2008. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest rate payable under the indentures for these bonds is 10% on the 2008 Pima B Bonds and 20% on the other $329 million in IDBs. The average interest rate on TEP’s variable rate debt (excluding letter of credit fees) was 2.11% in 2008 and 3.64% in 2007. The average weekly interest rate ranged from 0.55% to 8.09% during 2008. The peak average interest rate of 8.09% occurred in September 2008 when the short-term debt markets began to experience significant disruptions following the bankruptcy filing of Lehman Brothers Holdings, Inc. and the deterioration of creditworthiness of other large financial institutions. Until confidence is restored in the short-term debt markets, TEP may be subject to volatility in its tax-exempt variable rate debt. A 100 basis point increase in average interest rates on this debt, over a twelve month period, would result in a decrease in TEP’s pre-tax net income of approximately $5 million.
UniSource Energy, TEP, UNS Gas and UNS Electric are also subject to interest rate risk resulting from changes in interest rates on their borrowings under revolving credit facilities. Revolving credit borrowings may be made on the basis of a spread over LIBOR or an Alternate Base Rate. With the recent disruptions in the financial markets, the spread between LIBOR and other similar maturity short-term rates, such as U.S. Treasury securities, has been significantly higher than historical relationships. As a result, UniSource Energy, TEP, UNS Gas and UNS Electric may experience significant volatility in the rates paid on LIBOR borrowings under their revolving credit facilities.

At December 31, 2008 and 2007, TEP’s debt also included variable rate lease debt totaling $65 million, and $67 million respectively, related to its Springerville Common Facilities Leases. The notes underlying the leases mature in June 2017 and January 2020. Interest is payable at LIBOR plus 1.5% through June 2009. The spread over LIBOR increases by 0.125% in June 2009, and every three years thereafter to 2% by June 2018. The interest rate in effect on the lease debt was 4.18% at December 31, 2008, and 6.69% at December 31, 2007.
In June 2006, TEP entered into an interest rate swap to hedge a portion of the interest rate risk associated with the portion of rent determined by the interest rate on this debt. This swap has the effect of fixing the interest rate portion of rent at 7.27% on a portion of the principal balance, which was $35 million at December 31, 2008.
To adjust the value of TEP’s interest rate swap, classified as a cash flow hedge, to fair value in Other Comprehensive Income, TEP recorded the following net unrealized losses:

	2008	2007	2006
	-In Millions-
Unrealized (Loss)	$(5)	$(1)	$(2)
Marketable Securities Risk
UniSource Energy has a short-term investment policy which governs the investment of excess cash balances by UniSource Energy and its subsidiaries. We review this policy periodically in response to market conditions to adjust, if necessary, the maturities and concentrations by investment type and issuer in the investment portfolio. As of December 31, 2008, UniSource Energy’s short-term investments consisted of highly-rated and liquid money market funds, commercial paper, and overnight repurchase agreements. These short-term investments are classified as Cash and Cash Equivalents on the Balance Sheet.
At December 31, 2008 and 2007, TEP had marketable securities comprised of investments in lease debt and equity with an estimated fair value of $158 million and $157 million, respectively. At December 31, 2008 and 2007, the fair value exceeded the carrying value by $31 million and $4 million, respectively. These securities represent TEP’s investments in lease debt and equity underlying certain of TEP’s capital lease obligations. Changes in the fair value of such debt securities do not present a material risk to TEP, as TEP intends to hold these investments to maturity.
Commodity Price Risk
TEP
TEP is exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas, coal and emission allowances. Beginning January 1, 2009, this risk is mitigated through the PPFAC mechanism which provides for recovery of the actual cost of fuel and purchased power for TEP’s retail customers.
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
As required by FAS 157, for the year ended December 31, 2008, TEP considered the impact of non-performance risk in the measurement of fair value of its derivative assets and derivative liabilities net of collateral posted. The adjustment required for TEP was less than $0.5 million at December 31, 2008.
To adjust the value of its derivative forward power sales and purchases, classified as cash flow hedges, to fair value in Other Comprehensive Income and Regulatory Assets or Regulatory Liabilities beginning in December 2008, TEP recorded the following net unrealized gains (losses):

	2008	2007	2006
	-In Millions-
Unrealized Gain (Loss)	$(7)	$—	$8
Natural Gas
TEP is also subject to commodity price risk from changes in the price of natural gas. In addition to energy from its coal-fired facilities, TEP typically uses purchased power, supplemented by generation from its gas-fired units to meet the summer peak demands of its retail customers and to meet local reliability needs. Some of these purchased power contracts are price indexed to natural gas prices. Short-term and spot power purchase prices are also closely correlated to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure from plant fuel, gas-indexed purchase power and spot market purchases with fixed price contracts for a maximum of three years. TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.
In 2008, the average market price of natural gas was $7.41 per MMBtu, or 21% higher than 2007. The table below summarizes TEP’s gas generation output and purchased power for 2008, 2007 and 2006.

	2008	2007	2006	2008	2007	2006
	-Millions of MWhs-			% of Total Resources
Gas-Fired Generation	871	1,088	850	8%	8%	6%
Purchased Power	2,948	2,047	1,680	26%	15%	12%
To adjust the value of its derivative gas swap contracts, classified as cash flow hedges, to fair value in Other Comprehensive Income and Regulatory Assets or Regulatory Liabilities beginning in December 2008, TEP recorded the following net unrealized gains and losses:

	2008	2007	2006
	-In Millions-
Unrealized Gain (Loss)	$3	$(5)	$(18)

The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.

	Unrealized Gain (Loss) of TEP’s Hedging and Trading Activities -Millions of Dollars-

				Total
	Maturity 0 – 6	Maturity 6 – 12	Maturity	Unrealized
Source of Fair Value At Dec. 31, 2008	months	months	over 1 yr.	Gain (Loss)
Prices actively quoted	$(3)	$(10)	$(4)	$(17)
Prices based on models and other valuation methods	—	(1)	(1)	(2)

Total	$(3)	$(11)	$(5)	$(19)

Sensitivity Analysis of Derivatives
TEP uses sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its derivative forward contracts. Beginning in December 2008, as a result of the 2008 TEP Rate Order, which permits the recovery of prudent costs associated with hedging contracts through the PPFAC, unrealized gains and losses are recorded as either a regulatory asset or regulatory liability. As contracts settle, the unrealized gains and losses are reversed and realized gains or losses are recorded to the income statement. The chart below summarizes the change in unrealized gains or losses if market prices increase or decrease by 10%.

	-Millions of Dollars-
Change in Market Price As of December 31, 2008	10% Increase	10% Decrease
Non-Cash Flow Hedges
Forward power sales and purchase contracts	$1	$(1)
Gas swap agreements	—	—

Cash Flow Hedges
Forward power sales and purchase contracts	$—	$—
Gas swap agreements	3	(3)
Coal
TEP is subject to commodity price risk from changes in the price of coal used to fuel its coal-fired generating plants.
In 2003, TEP amended and extended the long-term coal supply contract for Springerville Units 1 and 2 through 2020 and expects coal reserves to be sufficient to supply the estimated requirements for Units 1 and 2 for their presently estimated remaining lives. During the extension period from 2011 through 2020, the coal price will be determined by the cost of Powder River Basin coal delivered to Springerville Unit 3 subject to a floor and ceiling. Based on current coal market conditions, this range would be from $24 to $30 per ton. TEP estimates its future minimum annual payments under this contract to be $45 million through 2010, the initial contract expiration date, and $14 million from 2011 through 2020. TEP’s coal transportation contract at Springerville runs through June of 2011. TEP estimates minimum annual payments under this contract to be $13 million through 2010 and $7 million in 2011.
In September and October of 2008, TEP entered into agreements for the purchase and transportation of coal to Sundt Unit 4 through December 2009 from Colorado and New Mexico. The total amount paid under these agreements depends on the number of tons of coal purchased and transported. In 2008, TEP’s total coal-related fuel expense across all of its plants, excluding the $24 million benefit related to the reinstatement of FAS 71, was $24 million higher than 2007.
The long-term rail contract for Sundt Unit 4 is in effect until the earliest of 2015, the remaining life of Sundt Unit 4 or the life of the coal mine. This rail contract requires TEP to transport at least 75,000 tons of coal per year through 2015 at an estimated annual cost of $2 million or to make a minimum payment of $1 million.
TEP also participates in jointly-owned generating facilities at Four Corners, Navajo and San Juan, where coal supplies are under long-term contracts administered by the operating agents. In 2003, the Four Corners coal contract was extended through July 2016. This contract requires TEP to purchase minimum amounts of coal at an estimated annual cost of $6 million. TEP expects coal reserves available to these three jointly-owned generating facilities to be sufficient for the remaining lives of the stations.

The contracts to purchase coal for use at the jointly-owned facilities require TEP to purchase minimum amounts of coal at an estimated average annual cost of $21 million for the next five years. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Contractual Obligations and Note 5 of Notes to Consolidated Financial Statements — Commitments and Contingencies, TEP Commitments, Purchase and Transportation Commitments.
UNS Gas
UNS Gas is subject to commodity price risk, primarily from the changes in the price of natural gas purchased for its customers. This risk is mitigated through the PGA mechanism which provides an adjustment to UNS Gas’ retail rates to recover the actual costs of gas and transportation. UNS Gas further reduces this risk by purchasing forward fixed price contracts or entering into financial gas swaps for a portion of its projected gas needs under its Price Stabilization Plan. UNS Gas purchases at least 45% of its estimated gas needs in this manner.
As required by FAS 157, for the year ended December 31, 2008, UNS Gas considered the impact of non-performance risk in the measurement of fair value of its derivative assets and derivative liabilities net of collateral posted. The adjustment required for UNS Gas was less than $0.5 million at December 31, 2008.
For UNS Gas’ forward gas purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains reported as a regulatory liability of $3 million, while a 10% increase in market prices would result in an increase in unrealized net gains reported as a regulatory liability of $3 million.
UNS Electric
UNS Electric’s fixed price full requirements supply agreement with PWMT expired in May 2008. Therefore, UNS Electric is exposed to commodity price risk from changes in the price for electricity and natural gas. This risk is mitigated through a PPFAC mechanism which fully recovers the costs incurred on a timely basis. As part of the May 2008 ACC order, a new PPFAC mechanism took effect on June 1, 2008. The PPFAC mechanism has a forward component and a true-up component. The forward component of the PPFAC rate is based on forecasted fuel and purchased power costs. The true-up component reconciles actual fuel and purchased power costs with the amounts collected in the prior year and any amounts under/over-collected will be collected from/credited to customers. If the actual price of power is higher than the forecasted PPFAC rate, UNS Electric is exposed to the price difference until the subsequent 12-month period when the true-up component is adjusted to allow the recovery of this difference. The ACC approved a PPFAC rate of 1.73 cents per kWh, resulting in total fuel and purchased power recovery of approximately 8.7 cents per kWh, an increase of approximately 1.7 cents per kWh in UNS Electric’s average retail rate.
During 2007 and 2008, UNS Electric entered into various power supply agreements for periods of one to five years beginning in June 2008. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices. UNS Electric estimates its future minimum payments under these contracts to be $63 million in 2009, $41 million in 2010, $16 million in 2011, $8 million in 2012 and $7 million in 2013, based on natural gas prices at the date of the contracts.
Because a portion of the costs under these contracts will vary from period to period based on the market price of gas, the PPFAC, as currently structured, may not provide recovery of the costs incurred under these new contracts on a timely basis.
For UNS Electric’s forward power purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains reported as a regulatory liability of $13 million, while a 10% increase in market prices would result in an increase in unrealized net gains reported as a regulatory liability of $13 million.
In 2007, UNS Electric began hedging a portion of its natural gas exposure from gas-indexed purchase power agreements that begin in June 2008 with fixed price contracts. In addition, UNS Electric began hedging a portion of its anticipated natural gas exposure from plant fuel for the period June 2008 and beyond. UNS Electric currently has approximately 30% of this aggregate summer exposure hedged for the summer of 2009. UNS Electric will obtain its remaining gas and purchased power needs through a combination of additional forward purchases and purchases in the short-term and spot markets.

As required by FAS 157, for the year ended December 31, 2008, UNS Electric considered the impact of non-performance risk in the measurement of fair value of its derivative assets and derivative liabilities net of collateral posted. The adjustment required for UNS Electric was less than $0.5 million at December 31, 2008.
For UNS Electric’s forward gas purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net gains reported as a regulatory liability of $2 million, while a 10% increase in market prices would result in an increase in unrealized net gains reported as a regulatory liability of $2 million.
MEG
MEG was in the business of trading Emission Allowances and related instruments until December 2007 when it settled its remaining positions. No further activities are anticipated.
MEG marked its trading positions to market on a daily basis using actively quoted prices obtained from brokers and options pricing models. As of December 31, 2007, MEG had no trading assets or liabilities on its balance sheet. For 2007, MEG reflected a $3 million unrealized loss and a $2 million realized gain on its income statement.
Credit Risk
UniSource Energy is exposed to credit risk in its energy-related marketing and trading activities related to potential nonperformance by counterparties. We manage the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using standard agreements which allow for the netting of current period exposures to and from a single counterparty. We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. A positive number means that we are exposed to the creditworthiness of our counterparties. If exposure exceeds credit limits or contractual collateral thresholds, we may request that a counterparty provide credit enhancement in the form of cash collateral or a letter of credit. Conversely, a negative exposure means that a counterparty is exposed to the creditworthiness of TEP, UNS Gas or UNS Electric. If such exposure exceeds credit limits or collateral thresholds, we may be required to post collateral in the form of cash or letters of credit.
During the last three years, financial institution counterparties have become active participants in the wholesale energy markets. TEP, UNS Electric and UNS Gas have each entered into short-term and long-term transactions with several financial institution counterparties with terms of one month through five years. Due to the recent turmoil in the financial and credit markets, we have been closely monitoring our transactions with financial institutions. As of December 31, 2008, the combined credit exposure to TEP, UNS Electric and UNS Gas from financial institution counterparties was approximately $1 million. In September 2008, a major financial institution filed for bankruptcy protection. TEP had less than $0.1 million in exposure to this counterparty in its accounts receivable, for which a reserve has been established.
As of December 31, 2008, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $27 million, including $7 million of inter-company exposure to UNS Electric. TEP had one non-investment grade counterparty with an exposure of greater than 10% of its total credit exposure, totaling approximately $8 million. This exposure results from sales made in December 2008, which was collected in January 2009. TEP’s total exposure to non-investment grade counterparties was $10 million.
TEP maintains a margin account with a broker to support certain risk management and trading activities. At December 31, 2008, TEP had less than $1 million in that margin account. At December 31, 2008, TEP had $1 million in credit enhancements posted with counterparties, and did not hold any collateral from its counterparties.
UNS Gas is subject to credit risk from non-performance by its supply and hedging counterparties to the extent that these contracts have a mark-to-market value in favor of UNS Gas. As of December 31, 2008, UNS Gas had purchased under fixed price contracts approximately 30% of its expected consumption for the 2009/2010 winter season. At December 31, 2008, UNS Gas had no mark-to-market credit exposure under its supply and hedging contracts. As of December 31, 2008, UNS Gas had posted $18 million in collateral (consisting of $8 million in cash and $10 million in letters of credit) as credit enhancements with its counterparties, and did not hold any collateral from counterparties.

UNS Electric has entered into several energy purchase agreements to replace the full requirements contract it had with PWMT that expired May 31, 2008, as well as gas hedging contracts to hedge the risk in its gas-indexed power purchase agreements. To the extent that such contracts have a positive mark-to-market value, UNS Electric is exposed to credit risk under those contracts. At December 31, 2008, UNS Electric had no credit exposure under such contracts. As of December 31, 2008, UNS Electric had posted $7 million in letters of credit and $7 million in cash collateral as credit enhancements with its counterparties and had not collected any collateral margin from its counterparties.
ITEM 8. — CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
UniSource Energy — Management’s Report on Internal Controls Over Financial Reporting
UniSource Energy Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the UniSource Energy Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on management’s assessment using those criteria, management has concluded that, as of December 31, 2008, UniSource Energy Corporation’s internal control over financial reporting was effective.
Tucson Electric Power Company — Management’s Report on Internal Controls Over Financial Reporting
Tucson Electric Power Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Tucson Electric Power Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on management’s assessment using those criteria, management has concluded that, as of December 31, 2008, Tucson Electric Power Company’s internal control over financial reporting was effective.
This annual report does not include an attestation report of Tucson Electric Power Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Tucson Electric Power Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit Tucson Electric Power Company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders’ of
UniSource Energy Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of UniSource Energy Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Note 10 to the consolidated financial statements, the company changed the manner in which it accounts for income taxes as a result of implementing FIN 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 as of January 1, 2007.
As described in Note 11 to the consolidated financial statements, the company changed the manner in which it accounts for pension and post-retirement obligations as a result of implementing Financial Accounting Standards Board Standard No. 158 as of December 31, 2006.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Chicago, Illinois
February 26, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder’s of
Tucson Electric Power Company:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tucson Electric Power Company and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 10 to the consolidated financial statements, the company changed the manner in which it accounts for income taxes as a result of implementing FIN 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 as of January 1, 2007.
As described in Note 11 to the consolidated financial statements, the company changed the manner in which it accounts for pension and post-retirement obligations as a result of implementing Financial Accounting Standards Board Standard No. 158 as of December 31, 2006.
Chicago, Illinois
February 26, 2009

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	- Thousands of Dollars -
	(Except Per Share Amounts)
Operating Revenues
Electric Retail Sales	$983,970	$976,795	$932,307
CTC Revenue to be Refunded	(58,092)	—	—

Net Electric Retail Sales	925,878	976,795	932,307
Electric Wholesale Sales	236,300	196,233	179,266
Gas Revenue	163,590	148,597	159,598
Other Revenues	71,743	59,748	36,970

Total Operating Revenues	1,397,511	1,381,373	1,308,141

Operating Expenses
Fuel	292,557	291,238	257,515
Purchased Energy	436,869	352,898	320,788
Other Operations and Maintenance	311,907	258,176	247,069
Depreciation and Amortization	147,690	140,638	130,502
Amortization of 1999 Transition Recovery Asset	23,945	77,681	65,985
Taxes Other Than Income Taxes	39,339	47,837	46,136

Total Operating Expenses	1,252,307	1,168,468	1,067,995

Operating Income	145,204	212,905	240,146

Other Income (Deductions)
Interest Income	11,011	18,828	19,210
Other Income	7,838	7,622	7,453
Other Expense	(9,286)	(4,380)	(1,887)

Total Other Income (Deductions)	9,563	22,070	24,776

Interest Expense
Long-Term Debt	70,227	73,095	75,039
Capital Leases	57,272	64,499	72,586
Loss on Extinguishment of Debt	—	—	1,080
Other Interest Expense	1,837	5,480	7,922
Interest Capitalized	(5,566)	(5,551)	(4,884)

Total Interest Expense	123,770	137,523	151,743

Income Before Income Taxes and Discontinued Operations	30,997	97,452	113,179
Income Tax Expense	16,976	39,079	43,936

Income Before Discontinued Operations	14,021	58,373	69,243
Discontinued Operations — Net of Tax	—	—	(1,796)

Net Income	$14,021	$58,373	$67,447

Weighted-Average Shares of Common Stock Outstanding (000)	35,632	35,486	35,264

Basic Earnings per Share
Income Before Discontinued Operations	$0.39	$1.64	$1.96
Discontinued Operations — Net of Tax	—	—	(0.05)

Net Income	$0.39	$1.64	$1.91

Diluted Earnings per Share
Income Before Discontinued Operations	$0.39	$1.57	$1.85
Discontinued Operations — Net of Tax	—	—	(0.05)

Net Income	$0.39	$1.57	$1.80

Dividends Declared per Share	$0.96	$0.90	$0.84

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	- Thousands of Dollars -

Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$1,079,964	$1,061,994	$1,008,071
Cash Receipts from Electric Wholesale Sales	353,618	301,616	254,322
Cash Receipts from Gas Sales	182,271	165,678	173,243
Cash Receipts from Operating Springerville Unit 3	53,495	38,887	16,659
Interest Received	17,246	19,197	22,231
Performance Deposits Received	34,404	12,549	15,307
Income Tax Refunds Received	22,355	1,016	553
Refund of Disputed Transmission Costs	10,665	—	—
Sale of Excess Emission Allowances	1,494	14,861	7,254
MEG Cash Receipts from Trading Activity	—	2,829	2,704
Other Cash Receipts	19,299	11,774	8,823
Purchased Energy Costs Paid	(577,751)	(450,197)	(383,943)
Fuel Costs Paid	(292,646)	(283,439)	(244,690)
Payment of Other Operations and Maintenance Costs	(196,697)	(158,057)	(137,941)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(154,548)	(151,074)	(144,526)
Wages Paid, Net of Amounts Capitalized	(108,504)	(106,097)	(100,368)
Interest Paid, Net of Amounts Capitalized	(58,774)	(68,446)	(67,006)
Performance Deposits Paid	(48,520)	(7,900)	(9,617)
Capital Lease Interest Paid	(43,828)	(54,315)	(63,644)
Income Taxes Paid	(9,900)	(20,923)	(66,070)
Excess Tax Benefit from Stock Options Exercised	(633)	(541)	(1,501)
Other Cash Payments	(5,999)	(4,942)	(3,680)
MEG Cash Payments for Trading Activity	—	(1,704)	(812)
Net Cash Used by Operating Activities of Discontinued Operations	—	—	(2,710)

Net Cash Flows — Operating Activities	277,011	322,766	282,659

Cash Flows from Investing Activities
Capital Expenditures	(349,289)	(245,366)	(238,261)
Deposit to Trustee for Repayment of Collateral Trust Bonds	(133,111)	—	—
Proceeds from Investment in Springerville Lease Debt	24,918	27,732	22,158
Other Proceeds from Investing Activities	5,137	4,475	3,263
Return of Investment from Millennium Energy Businesses	839	12	4,835
Investment in and Loans to Equity Investees	(600)	(845)	(4,518)
Other Payments for Investing Activities	(711)	(3,413)	(1,487)
Sale of Subsidiary	—	—	16,000
Payments for Investment in Lease Equity	—	—	(48,025)
Net Cash Used by Investing Activities of Discontinued Operations	—	—	(46)

Net Cash Flows — Investing Activities	(452,817)	(217,405)	(246,081)

Cash Flows from Financing Activities
Proceeds from Issuance of Long-Term Debt	320,745	—	30,000
Proceeds from Borrowings Under Revolving Credit Facilities	242,000	205,000	194,000
Repayments of Borrowings Under Revolving Credit Facilities	(237,000)	(218,000)	(126,000)
Repayment of Long-Term Debt	(76,000)	(6,000)	(93,250)
Payments of Capital Lease Obligations	(74,316)	(71,549)	(61,197)
Common Stock Dividends Paid	(34,043)	(31,784)	(29,499)
Payment of Debt Issue/Retirement Costs	(3,739)	(465)	(2,092)
Proceeds from Stock Options Exercised	1,969	1,980	4,861
Excess Tax Benefit from Stock Options Exercised	633	541	1,501
Other Cash Receipts	6,028	8,210	11,509
Other Cash Payments	(5,672)	(7,162)	(6,849)

Net Cash Flows — Financing Activities	140,605	(119,229)	(77,016)

Net Decrease in Cash and Cash Equivalents	(35,201)	(13,868)	(40,438)
Cash and Cash Equivalents, Beginning of Year	90,373	104,241	144,679

Cash and Cash Equivalents, End of Year	$55,172	$90,373	$104,241

Non-Cash Financing Activity — Repayment of Collateral Trust Bonds	$(128,300)	$—	$—

See Note 17 for supplemental cash flow information.
See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$3,870,493	$3,565,735
Utility Plant Under Capital Leases	702,337	702,337
Construction Work in Progress	171,996	195,105

Total Utility Plant	4,744,826	4,463,177
Less Accumulated Depreciation and Amortization	(1,580,308)	(1,534,424)
Less Accumulated Amortization of Capital Lease Assets	(546,825)	(521,458)

Total Utility Plant — Net	2,617,693	2,407,295

Investments and Other Property
Investments in Lease Debt and Equity	126,672	152,544
Other	64,096	70,677

Total Investments and Other Property	190,768	223,221

Current Assets
Cash and Cash Equivalents	55,172	90,373
Accounts Receivable — Retail and Other	74,288	67,885
Accounts Receivable — Wholesale Sales	44,725	46,316
Unbilled Accounts Receivable	60,146	62,101
Allowance for Doubtful Accounts	(19,684)	(18,446)
Materials and Fuel Inventory	92,170	82,433
Energy Contracts — Derivative Instruments	3,682	5,489
Regulatory Assets — Derivative Instruments	37,596	708
Regulatory Assets — Other	23,299	9,554
Deferred Income Taxes — Current	61,398	60,055
Income Tax Receivable	12,720	—
Interest Receivable on Capital Lease Debt Investment	4,491	6,033
Collateral Posted	14,120	—
Other	17,528	17,739

Total Current Assets	481,651	430,240

Regulatory and Other Assets
Income Taxes Recoverable Through Future Revenues	19,814	30,009
Regulatory Assets — Pension and Other Postretirement Benefits	112,035	16,460
Regulatory Assets — Derivative Instruments	17,522	298
Regulatory Assets — Other	39,395	20,556
Regulatory Assets — 1999 Transition Recovery Asset	—	23,944
Energy Contracts — Derivative Instruments	3,113	8,339
Other Assets	26,340	25,354

Total Regulatory and Other Assets	218,219	124,960

Total Assets	$3,508,331	$3,185,716

See Notes to Consolidated Financial Statements.
(Consolidated Balance Sheets Continued)

UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$679,274	$690,075
Capital Lease Obligations	513,517	530,973
Long-Term Debt	1,313,615	993,870

Total Capitalization	2,506,406	2,214,918

Current Liabilities
Current Obligations Under Capital Leases	18,334	58,599
Borrowing under Revolving Credit Facilities	10,000	10,000
Current Maturities of Long-Term Debt	6,000	204,300
Accounts Payable	62,514	72,003
Accounts Payable — Purchased Power	49,146	50,684
Interest Accrued	43,440	48,091
Accrued Taxes Other than Income Taxes	36,746	36,775
Accrued Employee Expenses	26,859	24,585
Customer Deposits	22,656	21,425
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	25,665	13,084
Regulatory Liabilities — Other	8,161	3,437
Energy Contracts — Derivative Instruments	40,642	3,193
Other	1,460	1,505

Total Current Liabilities	351,623	547,681

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	178,089	149,730
Regulatory Liabilities — Net Cost of Removal for Interim Retirements	151,796	106,695
Regulatory Liabilities — Derivatives Instruments	—	6,426
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	44,469	9,287
Energy Contracts — Derivative Instruments	29,047	4,930
Pension and Other Postretirement Benefits	157,769	76,407
Customer Advances for Construction	31,062	28,798
Other	58,070	40,844

Total Deferred Credits and Other Liabilities	650,302	423,117

Commitments and Contingencies (Note 5)
Total Capitalization and Other Liabilities	$3,508,331	$3,185,716

See Notes to Consolidated Financial Statements.
(Consolidated Balance Sheets Concluded)

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION

			December 31,
			2008	2007
			- Thousands of Dollars -
COMMON STOCK EQUITY

Common Stock-No Par Value			$687,360	$702,368

	2008	2007

Shares Authorized	75,000,000	75,000,000
Shares Outstanding	35,457,780	35,314,730
Accumulated Deficit			(1,231)	(628)
Accumulated Other Comprehensive Loss			(6,855)	(11,665)

Total Common Stock Equity			679,274	690,075

PREFERRED STOCK
No Par Value, 1,000,000 Shares Authorized, None Outstanding			—	—

CAPITAL LEASE OBLIGATIONS
Springerville Unit 1			306,553	345,800
Springerville Coal Handling Facilities			90,812	99,175
Springerville Common Facilities			108,516	107,630
Sundt Unit 4			25,400	36,034
Other			570	933

Total Capital Lease Obligations			531,851	589,572
Less Current Maturities			(18,334)	(58,599)

Total Long-Term Capital Lease Obligations			513,517	530,973

LONG-TERM DEBT

Issue	Maturity	Interest Rate

UniSource Energy:
Convertible Senior Notes	2035	4.50%	150,000	150,000
Credit Agreement	2011	Variable	58,000	41,000
Tucson Electric Power Company:
Variable Rate IDBs	2011	Variable *	458,600	328,600
Collateral Trust Bonds	2008	7.50%	—	138,300
Unsecured IDBs	2020-2033	5.85% to 7.13%	445,015	354,270
UNS Gas and UNS Electric:
Senior Unsecured Notes	2008-2015	6.23% to 7.61%	200,000	160,000
Credit Agreement	2011	Variable	8,000	26,000

Total Stated Principal Amount			1,319,615	1,198,170
Less Current Maturities			(6,000)	(204,300)

Total Long-Term Debt			1,313,615	993,870

Total Capitalization			$2,506,406	$2,214,918

*	TEP’s Variable Rate Industrial Development Bonds (IDBs) are backed by letters of credit (LOCs) issued pursuant to TEP’s Credit Agreement which expires in August 2011 and the TEP Letter of Credit facility which expires in April 2011. Although the Variable Rate IDBs mature between 2018 and 2029, the above maturity reflects a redemption or repurchase of such bonds in 2011 as though the LOCs terminate without replacement upon expiration of the TEP Credit Agreement. Weighted average interest rates on this variable rate tax-exempt debt ranged from 0.55% to 8.09% during 2008, 3.11% to 3.95% during 2007, and 2.95% to 3.96% during 2006, and the average interest rate on such debt was 2.11% in 2008, 3.64% in 2007, and 3.47% in 2006.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders’
	Outstanding*	Stock	Deficit	Loss	Equity
Balances at December 31, 2005	34,874	$689,185	$(65,861)	$(6,583)	$616,741

Comprehensive Income:
2006 Net Income	—	—	67,447	—	67,447
Minimum Pension Liability Adjustment (net of $8,915 income taxes)	—	—	—	13,597	13,597

Unrealized Loss on Cash Flow Hedges (net of $4,897 income taxes)	—	—	—	(7,469)	(7,469)

Reclassification of Unrealized Gains on Cash Flow Hedges to Net Income (net of $77 income taxes)	—	—	—	(117)	(117)

Total Comprehensive Income					73,458

Adjustment to Initially Recognize the Funded Status of Employee Benefit Plans (net of $9,698 income taxes)	—	—	—	(14,792)	(14,792)

Dividends Declared	—	—	(29,499)	—	(29,499)
Shares Issued under Stock Compensation Plans	11	—	—	—	—
Shares Issued for Stock Options	305	4,859	—	—	4,859
Tax Benefit Realized from Stock Options Exercised	—	1,501	—	—	1,501
Other	—	1,881	—	—	1,881

Balances at December 31, 2006	35,190	697,426	(27,913)	(15,364)	654,149

Implementation of FIN 48			696		696

Comprehensive Income:
2007 Net Income	—	—	58,373	—	58,373

Decrease in Pension and Other Post-Retirement Benefit Liabilities (net of $3,929 income taxes)	—	—	—	5,993	5,993

Unrealized Loss on Cash Flow Hedges (net of $2,500 income taxes)	—	—	—	(3,813)	(3,813)

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $996 income taxes)	—	—	—	1,519	1,519

Total Comprehensive Income					62,072

Dividends Declared	—	—	(31,784)	—	(31,784)
Shares Issued under Stock Compensation Plans	5	—	—	—	—
Shares Issued for Stock Options	120	1,980	—	—	1,980
Tax Benefit Realized from Stock Options Exercised	—	540	—	—	540
Other	—	2,422	—	—	2,422

Balances at December 31, 2007	35,315	702,368	(628)	(11,665)	690,075

Impact of Change in Pension Plan Measurement Date	—	—	(603)	—	(603)

Comprehensive Income (Loss):
2008 Net Income	—	—	14,021	—	14,021

Unrealized Loss on Interest Rate Swap (net of $2,181 income taxes)	—	—	—	(3,326)	(3,326)

Reclassification of Unrealized Gain on Cash Flow Hedges to Regulatory Asset (net of $1,370 income taxes)	—	—	—	(2,089)	(2,089)

Reclassification of Unrealized Loss on Cash Flow Hedges to Net Income (net of $1,569 income taxes)	—	—	—	2,393	2,393

Employee Benefit Obligations Amortization of net actuarial loss and prior service credit included in net periodic benefit cost (net of $158 income taxes)	—	—	—	(242)	(242)

Increase in SERP Liability (net of $108 income taxes)	—	—	—	(165)	(165)

Reclassification of Pension and Other Postretirement Benefit to Regulatory Asset (net of $5,401 income taxes)	—	—	—	8,239	8,239

Total Comprehensive Income					18,831

Dividends Declared	—	(20,017)	(14,021)	—	(34,038)
Shares Issued under Stock Compensation Plans	23	—	—	—	—
Shares Issued for Stock Options	120	1,969	—	—	1,969
Tax Benefit Realized from Stock Options Exercised	—	633	—	—	633
Other	—	2,407	—	—	2,407

Balances at December 31, 2008	35,458	$687,360	$(1,231)	$(6,855)	$679,274

*	UniSource Energy has 75 million authorized shares of Common Stock.
We discuss the reapplication of FAS 71 in Note 2 and describe limitations on our ability to pay dividends in Note 9.
See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	- Thousands of Dollars -
Operating Revenues
Electric Retail Sales	$802,331	$811,649	$774,470
CTC Revenue to be Refunded	(58,092)	—	—

Net Electric Retail Sales	744,239	811,649	774,470
Electric Wholesale Sales	259,855	195,999	179,022
Other Revenues	75,159	62,855	35,502

Total Operating Revenues	1,079,253	1,070,503	988,994

Operating Expenses
Fuel	285,224	291,238	257,515
Purchased Power	238,024	140,498	100,090
Other Operations and Maintenance	267,100	211,851	198,573
Depreciation and Amortization	126,040	119,811	112,346
Amortization of 1999 Transition Recovery Asset	23,945	77,681	65,985
Taxes Other Than Income Taxes	31,649	40,366	38,834

Total Operating Expenses	971,982	881,445	773,343

Operating Income	107,271	189,058	215,651

Other Income (Deductions)
Interest Income	9,900	16,072	16,429
Other Income	5,708	3,665	7,147
Other Expense	(6,249)	(3,296)	(3,029)

Total Other Income (Deductions)	9,359	16,441	20,547

Interest Expense
Long-Term Debt	47,456	50,230	51,422
Capital Leases	57,252	64,477	72,556
Loss on Extinguishment of Debt	—	—	685
Other Interest Expense	1,367	4,538	6,436
Interest Capitalized	(4,675)	(2,744)	(4,124)

Total Interest Expense	101,400	116,501	126,975

Income Before Income Taxes	15,230	88,998	109,223
Income Tax Expense	10,867	35,542	42,478

Net Income	$4,363	$53,456	$66,745

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	- Thousands of Dollars -
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$883,423	$883,885	$840,601
Cash Receipts from Electric Wholesale Sales	377,579	301,616	254,322
Cash Receipts from Operating Springerville Unit 3	53,495	38,887	16,659
Interest Received	15,849	16,284	18,808
Income Tax Refunds Received	20,902	—	—
Reimbursement of Affiliate Charges	16,534	—	—
Refund of Disputed Transmission Costs	10,665	—	—
Performance Deposits Received	10,150	—	—
Sale of Excess Emission Allowances	1,494	16,975	7,254
Other Cash Receipts	11,936	7,931	6,579
Fuel Costs Paid	(284,830)	(283,440)	(244,632)
Purchased Power Costs Paid	(364,356)	(245,439)	(182,626)
Payment of Other Operations and Maintenance Costs	(185,206)	(144,753)	(121,744)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(117,611)	(116,641)	(109,952)
Wages Paid, Net of Amounts Capitalized	(84,857)	(82,661)	(77,627)
Capital Lease Interest Paid	(43,807)	(54,293)	(63,615)
Interest Paid, Net of Amounts Capitalized	(38,467)	(47,050)	(44,100)
Income Taxes Paid	—	(23,609)	(70,457)
Performance Deposits Paid	(10,150)	—	—
Other Cash Payments	(4,037)	(3,580)	(2,242)

Net Cash Flows — Operating Activities	268,706	264,112	227,228

Cash Flows from Investing Activities
Capital Expenditures	(286,905)	(162,539)	(156,180)
Deposit to Trustee for Repayment of Collateral Trust Bonds	(133,111)	—	—
Proceeds from Investments in Springerville Lease Debt	24,918	27,732	22,158
Payments for Investments in Lease Debt and Equity	—	—	(48,025)
Other Cash Receipts	5,055	650	1,085
Other Cash Payments	(711)	(2,968)	(1,004)

Net Cash Flows — Investing Activities	(390,754)	(137,125)	(181,966)

Cash Flows from Financing Activities
Proceeds from Issuance of Long-Term Debt	220,745	—	—
Proceeds from Borrowings Under Revolving Credit Facility	170,000	160,000	135,000
Repayments of Borrowings Under Revolving Credit Facility	(170,000)	(180,000)	(105,000)
Payments of Capital Lease Obligations	(74,228)	(71,464)	(61,111)
Repayments of Long-Term Debt	(10,000)	—	—
Dividends Paid to UniSource Energy	(2,500)	(53,000)	(62,000)
Equity Investment from UniSource Energy	—	18,000	—
Other Cash Receipts	1,237	7,795	16,852
Payment of Debt Issue/Retirement Costs	(3,120)	(451)	(1,631)
Other Cash Payments	(3,421)	(968)	(1,094)

Net Cash Flows — Financing Activities	128,713	(120,088)	(78,984)

Net Increase (Decrease) in Cash and Cash Equivalents	6,665	6,899	(33,722)
Cash and Cash Equivalents, Beginning of Year	26,610	19,711	53,433

Cash and Cash Equivalents, End of Year	$33,275	$26,610	$19,711

Non-Cash Financing Activity — Repayment of Collateral Trust Bonds	$(128,300)	$—	$—

See Note 17 for supplemental cash flow information.
See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$3,351,474	$3,143,823
Utility Plant Under Capital Leases	701,631	701,631
Construction Work in Progress	145,457	123,833

Total Utility Plant	4,198,562	3,969,287
Less Accumulated Depreciation and Amortization	(1,531,611)	(1,490,724)
Less Accumulated Amortization of Capital Lease Assets	(546,332)	(521,057)

Total Utility Plant — Net	2,120,619	1,957,506

Investments and Other Property
Investments in Lease Debt and Equity	126,672	152,544
Other	31,291	35,460

Total Investments and Other Property	157,963	188,004

Current Assets
Cash and Cash Equivalents	33,275	26,610
Accounts Receivable — Retail and Other	53,091	44,431
Accounts Receivable — Wholesale	44,610	46,316
Unbilled Accounts Receivable	33,554	35,941
Allowance for Doubtful Accounts	(17,135)	(16,538)
Accounts Receivable — Due from Affiliates	16,614	8,740
Materials and Fuel Inventory	81,067	72,732
Energy Contracts — Derivative Instruments	5,172	2,036
Regulatory Assets — Derivative Instruments	14,242	—
Regulatory Assets — Other	22,834	9,554
Deferred Income Taxes — Current	59,615	59,157
Interest Receivable on Capital Lease Debt Investment	4,491	6,033
Income Taxes Receivable	—	8,070
Interest Receivable — Current	—	3,350
Other	16,088	13,062

Total Current Assets	367,518	319,494

Regulatory and Other Assets
Regulatory Assets — Pension and Other Postretirement Benefits	106,596	15,154
Regulatory Assets — Derivatives	5,400	—
Regulatory Assets — Other	38,180	18,969
Income Taxes Recoverable Through Future Revenues	19,814	30,009
Regulatory Assets — 1999 Transition Recovery Asset	—	23,945
Energy Contracts — Derivative Instruments	4,385	492
Other Assets	20,741	19,463

Total Regulatory and Other Assets	195,116	108,032

Total Assets	$2,841,216	$2,573,036

See Notes to Consolidated Financial Statements.
(Consolidated Balance Sheets Continued)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$583,606	$577,349
Capital Lease Obligations	513,370	530,714
Long-Term Debt	903,615	682,870

Total Capitalization	2,000,591	1,790,933

Current Liabilities
Current Obligations Under Capital Leases	18,231	58,502
Current Maturities of Long-Term Debt	—	138,300
Borrowing Under Revolving Credit Facility	10,000	10,000
Accounts Payable	56,001	64,664
Accounts Payable — Purchased Power	28,510	22,935
Accounts Payable — Due from Affiliates	3,610	4,512
Income Taxes Payable	2,057	—
Interest Accrued	35,828	41,394
Accrued Taxes Other than Income Taxes	27,679	28,690
Accrued Employee Expenses	23,990	22,557
Energy Contracts — Derivative Instruments	18,780	2,460
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	14,310	—
Regulatory Liability — Other	7,083	—
Other	17,106	15,533

Total Current Liabilities	263,185	409,547

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	180,098	163,834
Regulatory Liabilities — Net Cost of Removal for Interim Retirements	122,037	87,311
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	44,469	—
Energy Contracts — Derivative Instruments	18,196	3,278
Pension and Other Postretirement Benefits	149,955	72,755
Other	62,685	45,378

Total Deferred Credits and Other Liabilities	577,440	372,556

Commitments and Contingencies (Note 5)

Total Capitalization and Other Liabilities	$2,841,216	$2,573,036

See Notes to Consolidated Financial Statements.
(Consolidated Balance Sheets Concluded)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

			December 31,
			2008	2007
			- Thousands of Dollars -
COMMON STOCK EQUITY

Common Stock—No Par Value			$813,971	$813,971

	2008	2007

Shares Authorized	75,000,000	75,000,000
Shares Outstanding	32,139,434	32,139,434
Capital Stock Expense			(6,357)	(6,357)
Accumulated Deficit			(217,153)	(218,488)
Accumulated Other Comprehensive Loss			(6,855)	(11,777)

Total Common Stock Equity			583,606	577,349

PREFERRED STOCK
No Par Value, 1,000,000 Shares Authorized, None Outstanding			—	—

CAPITAL LEASE OBLIGATIONS
Springerville Unit 1			306,553	345,800
Springerville Coal Handling Facilities			90,812	99,175
Springerville Common Facilities			108,516	107,630
Sundt Unit 4			25,400	36,034
Other Leases			320	577

Total Capital Lease Obligations			531,601	589,216
Less Current Maturities			(18,231)	(58,502)

Total Long-Term Capital Lease Obligations			513,370	530,714

LONG-TERM DEBT

Issue	Maturity	Interest Rate
Variable Rate IDBs	2011	Variable *	458,600	328,600
Collateral Trust Bonds	2008	7.50%	—	138,300
Unsecured IDBs	2020-2033	5.85% to 7.13%	445,015	354,270

Total Stated Principal Amount			903,615	821,170
Less Current Maturities			—	(138,300)

Total Long-Term Debt			903,615	682,870 *

Total Capitalization			$2,000,591	$1,790,933

*	TEP’s Variable Rate Industrial Development Bonds (IDBs) are backed by letters of credit (LOCs) issued pursuant to TEP’s Credit Agreement which expires in August 2011 and the TEP Letter of Credit facility which expires in April 2011. Although the Variable Rate IDBs mature between 2018 and 2029, the above maturity reflects a redemption or repurchase of such bonds in 2011 as though the LOCs terminate without replacement upon expiration of the TEP Credit Agreement. Weighted average interest rates on this variable rate tax-exempt debt ranged from 0.55% to 8.09% during 2008, 3.11% to 3.95% during 2007, and 2.95% to 3.96% during 2006 and the average interest rate on such debt was 2.11% in 2008, 3.64% in 2007, and 3.47% in 2006.
See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder’s
	Stock	Expense	Deficit	Loss	Equity

Balances at December 31, 2005	$795,971	$(6,357)	$(224,385)	$(6,583)	$558,646

Comprehensive Income:
2006 Net Income	—	—	66,745	—	66,745

Minimum Pension Liability Adjustment (net of $8,915 income taxes)	—	—	—	13,597	13,597

Unrealized Loss on Cash Flow Hedges (net of $4,897 income taxes)	—	—	—	(7,469)	(7,469)

Reclassification of Unrealized Gains on Cash Flow Hedges to Net Income (net of $77 income taxes)	—	—	—	(117)	(117)

Total Comprehensive Income					72,756

Adjustment to Initially Recognize the Funded Status of Employee Benefit Plans (net of $9,630 income taxes)	—	—	—	(14,688)	(14,688)

Dividends Paid	—	—	(62,000)	—	(62,000)

Balances at December 31, 2006	795,971	(6,357)	(219,640)	(15,260)	554,714

Implementation of FIN 48			696		696

Comprehensive Income:
2007 Net Income	—	—	53,456	—	53,456

Decrease in Pension and Other Post-Retirement Benefit Liabilities (net of $3,820 income taxes)	—	—	—	5,826	5,826

Unrealized Loss on Cash Flow Hedges (net of $2,532 income taxes)	—	—	—	(3,862)	(3,862)

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income to Regulatory Asset (net of $996 income taxes)	—	—	—	1,519	1,519

Total Comprehensive Income					56,939

Capital Contribution from UniSource Energy	18,000	—	—	—	18,000
Dividends Paid	—	—	(53,000)	—	(53,000)

Balances at December 31, 2007	813,971	(6,357)	(218,488)	(11,777)	577,349

Impact of Change in Pension Plan Measurement Date	—	—	(528)	—	(528)

Comprehensive Income (Loss):
2008 Net Income	—	—	4,363	—	4,363

Unrealized Loss on Interest Rate Swap (net of $2,181 income taxes)	—	—	—	(3,326)	(3,326)

Reclassification of Unrealized Gain on Cash Flow Hedges to Regulatory Asset (net of $1,337 income taxes)	—	—	—	(2,039)	(2,039)

Reclassification of Unrealized Loss on Cash Flow Hedges to Net Income (net of $1,569 income taxes)	—	—	—	2,393	2,393

Employee Benefit Obligations Amortization of net actuarial loss and prior service credit included in net periodic benefit cost (net of $157 income taxes)	—	—	—	(240)	(240)

Increase in SERP Liability (net of $108 income taxes)	—	—	—	(165)	(165)

Reclassification of Pension and Other Postretirement Benefit to Regulatory Asset (net of $5,441 income taxes)	—	—	—	8,299	8,299

Total Comprehensive Income					9,285

Dividends Paid	—	—	(2,500)	—	(2,500)

Balances at December 31, 2008	$813,971	$(6,357)	$(217,153)	$(6,855)	$583,606

We discuss the reapplication of FAS 71 in Note 2 and describe limitations on our ability to pay dividends in Note 9.
See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
UniSource Energy Corporation (UniSource Energy) is a holding company that has no significant operations of its own. Operations are conducted by UniSource Energy’s subsidiaries, each of which is a separate legal entity with its own assets and liabilities. UniSource Energy owns 100% of Tucson Electric Power Company (TEP), UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium) and UniSource Energy Development Company (UED).
TEP, a regulated public utility, is UniSource Energy’s largest operating subsidiary and represented approximately 81% of UniSource Energy’s assets as of December 31, 2008. TEP generates, transmits and distributes electricity to approximately 400,000 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the Western U.S. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State).
UES holds the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UNS Gas is a gas distribution company with 146,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in Northern Arizona, as well as Santa Cruz County in South Central Arizona. UNS Electric is an electric transmission and distribution company with approximately 90,000 retail customers in Mohave and Santa Cruz counties.
Millennium invests in unregulated businesses. On March 31, 2006, UniSource Energy completed the sale of all of the capital stock of Global Solar, Inc. (Global Solar), Millennium’s largest subsidiary, to a third party. We present Global Solar’s operations throughout this report as discontinued operations. See Note 16.
In May 2008, UED completed the development of the Black Mountain Generating Station (BMGS), a 90 MW gas turbine generating facility in Northern Arizona and, through a five-year power sale agreement (PPA), is providing energy to UNS Electric.
We conduct our business in three primary business segments — TEP, UNS Gas and UNS Electric.
References to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.
BASIS OF PRESENTATION
We account for our investments in subsidiaries using the consolidation method when we hold a majority of a subsidiary’s voting stock and we can exercise control over the subsidiary. The accounts of the subsidiary and parent are combined, and intercompany balances and transactions are eliminated. Intercompany profits on transactions between regulated entities are not eliminated.
We use the equity method to report corporate joint ventures, partnerships, and affiliated company investments when we can demonstrate the ability to exercise significant influence over the operating and financial policies of an investee company. Equity method investments are recorded at cost and appear on a single line item on the balance sheet and net income (loss) from the entity is reflected in Other Income on the income statements. Quarterly, we review the equity investments and where there is an other-than-temporary impairment, we recognize the loss in earnings.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The equity investments at December 31, 2008 were:

Investee	% Owned

UniSource Energy
Carboelectrica Sabinas, S. de R.L. de C.V.	50.0%
Haddington Energy Partners II, LP	31.3%
Valley Ventures III, LP	13.6%
USE OF ACCOUNTING ESTIMATES
We make estimates and assumptions to prepare financial statements under accounting principles generally accepted in the U.S. (GAAP). These estimates and assumptions affect:
•	A portion of the reported amounts of assets and liabilities at the dates of the financial statements;
•	Our disclosures about contingent assets and liabilities at the dates of the financial statements; and
•	A portion of revenues and expenses reported during the periods presented.
Because these estimates involve judgments, the actual amounts may differ from the estimates.
ACCOUNTING FOR RATE REGULATION
The Arizona Corporation Commission (ACC) and the Federal Energy Regulatory Commission (FERC) regulate portions of TEP’s, UNS Gas’ and UNS Electric’s utility accounting practices and rates. The ACC authorizes certain rates charged to retail customers, the issuance of securities, and transactions with affiliated parties. The FERC regulates TEP’s and UNS Electric’s rates for wholesale power sales and transmission services.
We apply the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71) to the regulated portion of TEP, UNS Gas and UNS Electric. Beginning in December 2008, as a result of the 2008 TEP Rate Order, TEP reapplied FAS 71 to its generation operations. See Note 2. In accordance with FAS 71, regulatory assets and liabilities are recorded in the consolidated balance sheets. Regulatory assets are the deferral of costs expected to be recovered in future customer rates and regulatory liabilities represent current recovery of expected future costs.
The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:
•	An independent regulator sets rates;

•	The regulator sets the rates to recover the specific enterprise’s costs of providing service; and

•	The service territory lacks competitive pressures to reduce rates below the rates set by the regulator.
We evaluate our regulatory assets each period and believe recovery is probable. We have received or requested return on certain regulatory assets for which we are currently recovering or seeking recovery through rates. If we were required to terminate application of FAS 71 to all of our regulated operations, we would have to record an extraordinary gain (loss) in the income statement and an after-tax loss in Accumulated Other Comprehensive Income (AOCI) to remove all of the regulatory assets and liabilities in the balance sheet at that time. See Note 2.
CASH AND CASH EQUIVALENTS
We define Cash and Cash Equivalents as cash (unrestricted demand deposits) and all highly liquid investments purchased with an original maturity of three months or less.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
UTILITY PLANT
TEP, UNS Gas and UNS Electric report utility plant at cost. Costs included in utility plant are materials and labor, contractor services, construction overhead (where applicable), and an Allowance for Funds Used During Construction (AFUDC) or capitalized interest during construction.
Costs to replace major units of property are included in utility plant. The cost of planned major maintenance activities, including scheduled overhauls at TEP’s generation plants, is recorded as the costs are actually incurred. Replacement of capital equipment included in plant maintenance activities is capitalized to utility plant. TEP, UNS Gas and UNS Electric charge the cost of repairs and minor replacements to Other Operations and Maintenance expense.
When a unit of regulated property is retired the original cost less any salvage value is credited or charged to accumulated depreciation. Prior to December 2008, before TEP reapplied FAS 71 to its generation operations, interim retirements of unregulated generation plant, together with the cost of removal less salvage, were charged to accumulated depreciation. Gains and losses resulting from the final retirement of unregulated properties are credited or charged to the income statement and the corresponding cost and accumulated depreciation is removed from the balance sheet.
AFUDC and Capitalized Interest
AFUDC, which reflects the cost of debt or equity funds used to finance construction, is capitalized as part of the cost of regulated utility plant. AFUDC applies to all regulated operations that follow FAS 71. AFUDC amounts capitalized are included in rate base for establishing utility rates. For operations that do not apply FAS 71, interest related only to debt is capitalized as a cost of construction. The interest capitalized that relates to debt reduces Other Interest Expense on the income statement. The interest capitalized that relates to equity funds is recorded as Other Income. Beginning in December 2008, when TEP reapplied FAS 71 to its generation operations, TEP began capitalizing interest that relates to equity funds. See Note 2.

	TEP
	2008	2007	2006
Average AFUDC rate on regulated construction expenditures	7.5%	10.05%	8.59%
AFUDC — Debt (in millions)	$2	$2	$1
AFUDC — Equity (in millions)	$3	$1	$1
Average capitalized interest rate on generation-related construction expenditures (before December 2008)	5.02%	5.73%	5.72%
Capitalized interest (in millions)	$2	$1	$3

	UNS Gas
	2008	2007	2006
Average AFUDC rate on regulated construction expenditures	8.37%	8.12%	8.29%
AFUDC — Debt (in millions)	$0.1	$0.3	$0.1
AFUDC — Equity (in millions)	$0.1	$0.3	$0.1

	UNS Electric
	2008	2007	2006
Average AFUDC rate on regulated construction expenditures	8.84%	13.51%	10.93%
AFUDC — Debt (in millions)	$0.2	$0.7	$0.6
AFUDC — Equity (in millions)	$0.3	$0.4	$0.5

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Depreciation
TEP, UNS Gas, UNS Electric and UED compute depreciation for owned utility plant on a straight-line basis at rates based on the economic lives of the assets. See Note 6. The ACC approves depreciation rates for all utility plant, except that of UED. Depreciation rates are based on average useful lives and reflect estimated removal costs, net of estimated salvage value for interim retirements. Prior to December 2008, before TEP reapplied FAS 71 to its generation operations, the depreciable lives for TEP’s generation assets were based on remaining useful lives. We have summarized the average annual depreciation rates for all utility plants below.

Year	TEP	UNS Gas	UNS Electric	UED
2008	3.33%	2.77%	4.47%	2.57%
2007	3.35%	3.28%	4.60%	n/a
2006	3.21%	3.05%	4.52%	n/a
Computer Software Costs
TEP, UNS Gas and UNS Electric capitalize costs incurred to purchase computer software and amortize those costs over the estimated economic life of the product. If the software is no longer useful, we immediately charge capitalized computer software costs to expense. TEP amortized capitalized computer software costs of $7 million in 2008, $9 million in 2007, and $7 million in 2006.
TEP Utility Plant under Capital Leases
TEP financed the following generation assets with capital leases: Springerville Common Facilities, Springerville Unit 1, Springerville Coal Handling Facilities, and Sundt Unit 4. The following table shows the amount of lease expense incurred for TEP’s generation-related capital leases. The lease terms are described in TEP Capital Lease Obligations in Note 7.

	Years Ended December 31,
	2008	2007	2006
	-Millions of Dollars-
Lease Expense:
Interest Expense on Capital Leases	$57	$64	$72
Amortization of Capital Lease Assets — Included in:
Operating Expenses — Fuel	4	4	4
Operating Expenses — Depreciation and Amortization	21	21	22

Total Lease Expense	$82	$89	$98

INVESTMENTS IN LEASE DEBT AND EQUITY
TEP’s investments in lease debt and equity are interests in two of TEP’s capital leases: Springerville Unit 1 and Springerville Coal Handling Facilities. See Note 7. These investments do not reduce the capital lease obligations reflected on the balance sheet because there is no legal right of offset. TEP makes lease payments to a trustee who then distributes to debt and equity holders.
TEP’s investments in lease debt are considered to be held-to-maturity investments because TEP has the ability and intent to hold until maturity. TEP records these investments at amortized cost and recognizes interest income. TEP presents these investments in Investments in Lease Debt and Equity on the balance sheet and classifies them as investing activities on its cash flow statements. See Note 8.
JOINTLY-OWNED FACILITIES
TEP has investments in several plants and transmission facilities jointly owned with other utilities. These projects are accounted for on a proportionate consolidation basis. See Note 6.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ASSET RETIREMENT OBLIGATIONS
Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143) requires entities to record the estimated present value of a liability for a legal obligation to retire an asset in the future. FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), requires entities to record the estimated present value of a liability for a legal obligation to perform asset retirement activity even if the timing and (or) method of settlement depends on a future event that may or may not be within the control of the entity.
TEP records a liability for the estimated present value of a conditional asset retirement obligation related to its generation assets as follows:
•	when it is able to reasonably estimate the fair value of any future obligation to retire as a result of an existing or enacted law, statute, ordinance or contract; or
•	if it can reasonably estimate the fair value.
When the liability is initially recorded at net present value, TEP capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, TEP adjusts the liability to its present value by recognizing accretion expense as an operating expense each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon retirement of the asset, TEP either settles the obligation for its recorded amount or incurs a gain or loss if the actual costs differ from the recorded amount.
Beginning in December 2008, when TEP reapplied FAS 71 to its generation operations, TEP began recording cost of removal for its generation assets that is recoverable through rates charged to customers. See Note 2. TEP, UNS Gas and UNS Electric record cost of removal for their transmission and distribution assets through depreciation rates and recover those amounts in rates charged to their customers. There are no legal obligations associated with these assets. TEP, UNS Gas and UNS Electric have recorded their obligation for estimated costs of removal as regulatory liabilities.
EVALUATION OF ASSETS FOR IMPAIRMENT
TEP, UNS Gas and UNS Electric evaluate their Utility Plant and other long-lived assets for impairment whenever events or circumstances indicate that the value of the assets may be impaired. If the fair value of the asset, determined based on the undiscounted expected future cash flows, is less than the carrying value of the asset, an impairment charge would be recorded.
Millennium evaluates its investments for impairment at the end of each quarter. If the decline in fair value is judged to be other-than-temporary, an impairment loss would be recorded. See Note 3.
DEFERRED FINANCING COSTS
We defer costs related to the issuance of debt and amortize on a straight-line basis over the life of the debt. These costs include underwriters’ commissions, discounts or premiums, and other costs such as legal, accounting and regulatory fees and printing costs.
TEP, UNS Gas and UNS Electric defer and amortize the gains and losses on reacquired debt associated with their regulated operations to interest expense over the remaining life of the original debt. Prior to December 2008, when TEP reapplied FAS 71 to its generation operations, TEP recognized gains and losses on reacquired debt, including unamortized debt issuance costs, associated with its generation operations, as incurred.
UTILITY OPERATING REVENUES
TEP, UNS Gas and UNS Electric record utility operating revenues when services are provided or commodities are delivered to customers. Operating revenues include unbilled revenues which are earned (service has been provided) but not billed by the end of an accounting period.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts delivered are determined through systematic monthly readings of customer meters. At the end of the month, the usage since the last meter reading is estimated and the corresponding unbilled revenue is calculated. Unbilled revenue is calculated based on daily generation or purchased volumes, estimated customer usage by class, estimated line losses and estimated average customer rates. Accrued unbilled revenues are reversed the following month when actual billings occur. The accuracy of the unbilled revenue estimate is affected by factors that include fluctuations in energy demands, weather, line losses, and changes in the composition of customer classes.
Beginning in January 2009, as a result of the 2008 TEP Rate Order, TEP will have a rate-adjustment mechanism that will provide for the recovery of purchased natural gas and electric fuel and purchased energy cost. UNS Gas and UNS Electric have rate-adjustment mechanisms in place that allow for a revenue surcharge or surcredit (that adjusts the customer’s base rate for delivered purchased power) to collect or return under- or over- recovery of costs. These rate-adjustment mechanisms are revised periodically and may increase or decrease the level of costs recovered through base rates for any difference between the total amount collected under the clauses and the recoverable costs incurred. See Note 2.
TEP’s wholesale revenue and purchased power costs from settled energy contracts that are not physically delivered are reported on a net basis in Electric Wholesale Sales. The corresponding cash receipts and payments are recorded in the statement of cash flows as Cash Receipts from Electric Wholesale Sales and Purchased Energy Costs Paid, respectively.
We record an Allowance for Doubtful Accounts to reduce accounts receivable for revenue amounts that are estimated to be uncollectible. TEP, UNS Gas and UNS Electric establish an allowance for doubtful accounts based on historical collection experience and any specific customer collection issues that are identified. TEP’s Allowance for Doubtful Accounts was $17 million at December 31, 2008 and at December 31, 2007. UNS Gas and UNS Electric’s combined Allowance for Doubtful Accounts was $3 million at December 31, 2008 and $2 million at December 31, 2007.
INVENTORY
TEP records fuel inventory, primarily coal, at weighted average cost. TEP uses full absorption costing, under which all handling and procurement costs are included in the cost of the inventory. Examples of these costs include direct material, direct labor, overhead costs and transportation costs. See Note 5 regarding fuel purchase contracts.
Materials and supplies consist of transmission and distribution line construction and repair materials and generating station and transmission and distribution substation repair materials. Materials and supplies inventories are recorded at cost.
FUEL AND PURCHASED ENERGY COSTS
TEP and UNS Electric Purchased Power and Fuel Adjustment Clause (PPFAC)
Beginning in January 2009, as a result of the 2008 TEP Rate Order, TEP will defer differences between purchased energy costs and the recovery of such costs in rates. UNS Electric also defers differences between purchased energy costs and the recovery of such costs in rates. Where applicable, fuel cost over-recoveries (the excess of fuel costs recovered in base rates over fuel costs incurred) are deferred as current regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel costs recovered in base rates) are deferred as current regulatory assets. The 2008 TEP Rate Order requires TEP to credit, with interest, $58 million of Fixed CTC true-up revenues, charged from May 2008 to November 30, 2008, to customers through the PPFAC. See Note 2.
UNS Gas Purchased Gas Adjustor (PGA)
UNS Gas defers differences between gas purchase costs and the recovery of such costs in base rates under a Purchased Gas Adjustor (PGA) mechanism. The PGA mechanism addresses the volatility of natural gas prices and allows UNS Gas to recover its commodity costs through a price adjustor. UNS Gas may change the PGA factor monthly based on an ACC approved mechanism that compares the twelve-month rolling weighted average gas cost, subject to limitations on how much the price per therm may change in a twelve-month period. The difference between the actual cost of UNS Gas’ gas supplies and transportation contracts and that currently allowed by the ACC is deferred and recovered or repaid through the PGA mechanism. When under-or over-recovery trigger points are met, UNS Gas may request a PGA surcharge or surcredit with the goal of collecting or returning the amount deferred from or to customers, with interest, over a twelve-month period. See Note 2.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
INCOME TAXES
GAAP requires us to report some of our assets and liabilities differently for our financial statements than we do for income tax purposes. We reflect the tax effects of these differences as deferred income tax assets or liabilities in our balance sheets. We measure these deferred tax assets and liabilities using current income tax rates. Federal and state income tax credits are accounted for as a reduction of income tax expense in the year in which the credit arises.
GAAP requires that regulated enterprises that apply FAS 71 record a deferred income tax liability for tax benefits that are flowed through to a customer when temporary differences arise. A regulatory asset is established for the future increases in taxes payable and is recovered from customers through future rates as temporary differences reverse. TEP became fully normalized in 1990 and temporary differences, arising after that point in time, do not flow through to ratepayers. The balance in the regulatory asset Income Taxes Recoverable Through Future Revenues relates to flow through years prior to 1990. See Note 2.
We allocate income taxes to the subsidiaries based on their taxable income and deductions as reported in the consolidated tax return filings.
On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FAS 109 (FIN 48), which requires us to determine whether it is “more likely than not” that we will sustain a tax position under examination. TEP recorded the cumulative effects of applying this interpretation as an increase of less than $1 million to retained earnings and the recognition of a $13 million uncertain tax liability. The ongoing recognition of changes in measurement of uncertain tax positions are reflected as a component of income tax expense.
UniSource Energy and TEP record interest on unrecognized tax benefits or liabilities as either Interest Income or Interest Expense in the income statements. No penalties were incurred in the periods reported.
TAXES OTHER THAN INCOME TAXES
TEP, UNS Gas and UNS Electric act as conduits or collection agents for excise tax (sales tax) as well as franchise fees and regulatory assessments. We record liabilities payable to governmental agencies when they charge their customers for these amounts. Neither the amounts charged nor payable are reflected in the income statement.
EMISSION ALLOWANCES
The Environmental Protection Agency (EPA) issues emission allowances to qualifying utilities based on past operational history. Each allowance permits emission of one ton of sulfur dioxide (SO2) in its vintage year or a subsequent year. TEP receives an allotment of these SO2 emission allowances annually; UNS Electric and UED do not receive SO2 emission allowances since neither has coal-fired generation. When issued from the EPA, these SO2 emission allowances have no book value for accounting purposes but may be sold if TEP does not need them for operations. TEP may also purchase additional SO2 emission allowances if needed. Purchased SO2 emission allowances are recorded at cost. Beginning in January 2009, as a result of the 2008 TEP Rate Order, TEP will credit 50% of the gains from the sales of SO2 emission allowances to the PPFAC. The remaining 50% of gains from sales of excess SO2 emission allowances will be reflected as a reduction of Other Operations and Maintenance expense on TEP’s income statement when title passes and in the operating activities section of the statement of cash flows. 100% of gains from sales of excess SO2 emission allowances were reflected as a reduction of Other Operations and Maintenance expense in the periods presented.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
RENEWABLE ENERGY STANDARDS TARIFF (REST)
In June 2008, the ACC approved a REST surcharge for TEP and UNS Electric. The surcharge is intended to recover the cost of qualified renewable expenditures, such as payments to customers who have renewable energy resources or the incremental cost of renewable power generated or purchased by TEP or UNS Electric. To the extent that the surcharge matches qualified renewable expenditures, TEP and UNS Electric recognize revenue that is reflected in the income statement as Other Revenue. Any surcharge collected in excess of qualified renewable expenditures will be reflected in the financial statements as a current regulatory liability. Conversely, qualified renewable expenditures in excess of the REST surcharge will be reflected as a current regulatory asset. See Note 2.
DERIVATIVE FINANCIAL INSTRUMENTS
TEP, UNS Gas and UNS Electric are exposed to energy price risk associated with their gas and purchased power requirements, volumetric risk associated with their seasonal load and operational risk associated with their power plants, transmission and transportation systems. This risk is mitigated through the PPFAC and PGA mechanisms which provides an adjustment to TEP, UNS Gas and UNS Electric’s retail rates to recover the actual costs of purchased power, gas, transmission and transportation. TEP, UNS Gas and UNS Electric further reduce these risks through a variety of derivative and non-derivative instruments. See Note 4.
On the date the company enters into a contract that is considered a derivative instrument, we apply one of the following accounting treatments:
•	Cash Flow Hedges are used by TEP to hedge the cash flow risk associated with unfavorable changes in the variable interest rate on the Springerville Common Lease. The effective portion of the changes in the market prices of cash flow hedges are recorded as unrealized gains and losses in (AOCI and the ineffective portion, if any, is recognized in earnings.
We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives have been and are expected to remain highly effective in offsetting changes in the cash flows of hedged items. We discontinue hedge accounting when: (1) the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) we determine that designating the derivative as a hedging instrument is no longer appropriate.
When TEP determines that a contract is no longer effective in offsetting the changes in cash flows of a hedged item TEP recognizes changes in fair value in earnings. The gains and losses at that time remain in AOCI and are reclassified into earnings as the underlying hedged transaction occurs.
Prior to December 2008, TEP and UNS Gas hedged the changes in cash flows that are to be received or paid in connection with gas swap agreements and forward power sales. These contracts hedged the cash flow risk associated with TEP’s summer load requirements and its forecasted excess generation and UNS Gas’ winter load requirement. Unrealized gains and losses on these contracts were recorded in AOCI.
Beginning in January 2009, as a result of the 2008 TEP Rate Order, TEP is permitted to recover fuel and purchased power costs, including the prudent cost of hedging contracts, through the PPFAC. UNS Gas is also permitted, through its PGA mechanism, to recover the prudent cost of hedging contracts. At December 31, 2008, TEP and UNS Gas reclassified the unrealized gains and losses for commodity contracts that are eligible to be recovered through the PPFAC or PGA as either a regulatory asset or regulatory liability rather than as a component of AOCI.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
•	Mark-to-Market transactions include:
•	TEP non-trading hedges, such as forward power purchase contracts indexed to gas or short-term forward power sales contracts, that did not qualify for cash flow hedge accounting treatment or did not qualify for the normal scope exception. Prior to December 2008, unrealized gains and losses resulting from changes in the market prices of non-trading hedges or short-term forward power sales contracts were recorded on the same line in the income statement as the hedged transaction. Beginning in December 2008, as a result of the 2008 TEP Rate Order, which permits recovery in the PPFAC of hedging transactions, unrealized gains and losses are recorded as either a regulatory asset or regulatory liability.

•	TEP trading derivatives which are forward power purchase and sale contracts entered into to reduce our exposure to energy and commodity prices. As unrealized gains and losses resulting from changes in the market prices of trading derivatives are not recoverable in the PPFAC, unrealized gains and losses are recorded in the income statement in Electric Wholesale Sales.

•	UNS Electric derivatives such as forward power purchases and gas swaps. In December 2006, UNS Electric received authorization from the ACC to defer the unrealized gains and losses on the balance sheet as a regulatory asset or a regulatory liability rather than as a component of AOCI or in the income statement.

•	UNS Gas derivatives such as forward gas purchases and gas swaps. Beginning in December 2008, unrealized gains and losses are recorded as either a regulatory asset or regulatory liability, as the UNS Gas PGA mechanism permits the recovery of the prudent cost of hedging contracts.
These mark-to-market contracts are subject to specified risk parameters established and monitored by UniSource Energy’s Risk Management Committee.
•	Normal Purchase and Normal Sale transactions are forward energy purchase and sales contracts entered into by TEP, UNS Gas and UNS Electric to support the current load forecast and entered into with a counterparty with load serving requirements or generating capacity. These contracts are not required to be marked-to-market and are accounted for on an accrual basis. On an ongoing basis we evaluate our counterparties for non-performance risk to ensure it does not impact our ability to obtain the normal scope exception.
We consider the effect of counterparty credit risk in determining the fair value of derivative instruments that are in a net asset position, after incorporating collateral posted by counterparties, and allocate the credit risk adjustment to individual contracts. We also incorporate the impact of our own credit risk, after considering collateral posted, on instruments that are in a net liability position and allocate the credit risk adjustment to all individual contracts.
Although TEP’s and MEG’s gains and losses on trading activities are recorded on a net basis in the income statement, we report the related cash receipts and cash payments separately in the statement of cash flows.
We present cash collateral and derivative assets and liabilities, associated with the same counterparty, separately in our financial statements and we bifurcate all derivatives into their current and long-term portions on the balance sheet.
SHARE-BASED COMPENSATION
UniSource Energy has a stock-based long-term incentive plan. UniSource Energy measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with some limited exceptions). Such costs are recognized over the period during which an employee is required to provide service in exchange for the award (the “requisite service period”) which typically will be the vesting period. Compensation cost is not recognized for anticipated forfeitures of equity instruments prior to vesting. Our share-based compensation plans are described more fully in Note 12.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
RECENTLY ISSUED ACCOUNTING STANDARDS
UniSource and TEP adopted the following recently issued accounting standards:
•	FAS 157, Fair Value Measurement, issued September 2006, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 clarifies that the exchange price is the price in the principal market in which the reporting entity would transact for the asset or liability. See Note 13.
•	FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active — issued and effective October 2008, provides guidance clarifying how FAS 157 Fair Value Measures (FAS 157) should be applied in markets that are not active. The guidance reaffirms the notion of fair value as an exit price as of the measurement date. The FSP emphasizes that approaches other than the market value approach to determine fair value, such as the use of management’s internal assumptions about future cash flows and appropriately risk-adjusted discount rates, may be appropriate. See Note 13.
The following recently issued accounting standards are not yet reflected in the UniSource Energy and TEP financial statements:
•	EITF 08-6, Equity Method Investment Accounting Considerations, issued January 2009, requires an entity to apply the cost accumulation model when determining the carrying value of an equity investment. Share issuances by the investee should be accounted for as if the equity investee had sold a proportionate share of its investment with any gain or loss recognized in earnings. In addition, the EITF requires that impairment testing be performed at an overall investment level. The standard is applicable for fiscal years beginning on or after December 15, 2008 and is not expected to have a material impact on our financial statements.
•	FAS 161, Disclosures About Derivative Instruments and Hedging Activities an amendment to FAS 133, Accounting for Derivative Instruments and Hedging Activities, issued March 2008, requires enhanced disclosures about an entity’s derivative and hedging activity. The standard requires that the objectives for using derivative instruments be disclosed in terms of underlying risk so that the reader understands the purpose of derivative use in terms of the risks that the entity is intending to manage. The standard also requires disclosure of the location in the financial statements of derivative balances as well as the location of gains and losses incurred during the reporting period. The standard will be applicable for fiscal years or interim periods beginning on or after November 15, 2008 with early adoption encouraged. We will adopt the requirements of this pronouncement in our 2009 first quarter Form 10-Q.
•	FSP FAS 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets issued in December 2008, amends Statement 132(R)-1 to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. We will adopt the requirements of this pronouncement in our 2009 Form 10-K.
RECLASSIFICATIONS AND OTHER ADJUSTMENTS
To be comparable with the 2008 presentation, UniSource Energy and TEP reclassified in the prior year Statements of Income less than $0.5 million, from Other Income to Interest Income.

In 2008, UniSource Energy recorded a pre-tax charge of approximately $2 million ($1.2 million after-tax) related to an investment impairment for a Millennium investment, $1 million ($0.6 million after-tax) of which should have been recorded prior to 2008.

In September 2008, TEP recorded an additional tax expense of $1 million related to a determination that certain accrued tax penalty payments will not be deductible for tax purposes under IRS regulations.

NOTE 2. REGULATORY MATTERS
TEP RATES AND REGULATION
In 1999, the ACC approved a Settlement Agreement (1999 Settlement Agreement) between TEP and certain customer groups related to the implementation of retail electric competition in Arizona. The 1999 Settlement Agreement provided for, among other things, recovery of transition assets and capped rates for TEP customers through 2008. Upon approval of the 1999 Settlement Agreement, TEP discontinued regulatory accounting under FAS 71 for its generation operations. Beginning in December 2008, as a result of the 2008 TEP Rate Order, TEP reapplied FAS 71 to its generation related operations. The 1999 Settlement Agreement and the 2008 Rate Order allowed TEP to continue to report its transmission and distribution operations under FAS 71.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1999 Settlement Agreement
We believe that the 1999 Settlement Agreement contemplated that TEP’s retail rates for generation service would have been market-based beginning January 1, 2009. As part of the 2008 TEP Rate Order, TEP and all the parties to the 2008 Proposed Settlement Agreement relinquished all claims related to the 1999 Settlement Agreement and the ACC order adopting the 1999 Settlement Agreement.
1999 Transition Recovery Asset
TEP’s Transition Recovery Asset consisted of generation-related regulatory assets and a portion of TEP’s generation plant asset costs. Transition costs that were recovered through the Fixed CTC included: (1) the Transition Recovery Regulatory Asset; (2) a small portion of generation-related plant assets included in Plant in Service on the balance sheet; and (3) excess capacity deferrals related to operating and capital costs associated with Springerville Unit 2 which were amortized as an off-balance sheet regulatory asset through 2003. In May 2008, TEP fully amortized the remaining Transition Recovery Asset balance, as costs were fully recovered through rates.
In May 2007, the ACC ordered that TEP’s current Fixed CTC revenue remain at its then-current level until the effective date of a final order in the TEP 2008 proposed settlement agreement proceeding. As of December 1, 2008, when new rates went into effect, TEP had collected $58 million of true-up revenues and recorded a $58 million reserve for Fixed CTC revenue to be refunded against its Electric Retail Sales in 2008. The 2008 TEP Rate Order requires TEP to return the Fixed CTC true-up revenues to customers by reducing the PPFAC balance.
These transition costs were amortized as follows:

	Years Ended December 31,
	2008	2007	2006
	-Millions of Dollars-
Transition Costs Being Recovered through the Fixed CTC:
Balance, beginning of year	$26	$112	$185
Amortization of 1999 Transition Recovery Asset Recorded on the Income Statement	(24)	(78)	(66)
Amortization of Generation-Related Plant Assets	(2)	(8)	(7)

Balance, end of year	$—	$26	$112

TEP amortized the portion of the 1999 Transition Recovery Regulatory Asset that is recorded on the balance sheet as follows:

	Years Ended December 31,
	2008	2007	2006
	-Millions of Dollars-
1999 Transition Recovery Regulatory Asset, beginning of year	$24	$102	168
Amortization of 1999 Transition Recovery Asset Recorded on the Income Statement	(24)	(78)	(66)

1999 Transition Recovery Regulatory Asset, end of year	$—	$24	102

TEP 2008 Rate Order
The 2008 TEP Rate Order, issued by the ACC and effective December 1, 2008, provides for a cost of service rate methodology for TEP’s generation assets; an average base rate increase of 6% over TEP’s previous retail rates; a fuel rate included in base rates of 2.9 cents per kilowatt-hour (kWh); a PPFAC effective January 1, 2009; a base rate increase moratorium through January 1, 2013; and a waiver of any claims under the 1999 Settlement Agreement.
As a result of the 2008 TEP Rate Order, TEP reapplied FAS 71 to its generation operations. In addition, in December 2008, TEP began deferring its mark-to-market adjustments as regulatory assets/liabilities for derivative instruments that are expected to be recovered through the PPFAC. TEP also reflected the Fixed CTC revenues to be refunded as part of the PPFAC. See discussion below and Note 4.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
TEP expects to credit to customers $14 million of Fixed CTC revenue in the next twelve months and classified this amount as Current Regulatory Liabilities — Over-Recovered Purchased Energy Costs. The remaining $44 million is classified as Non-Current Regulatory Liabilities — Over-Recovered Purchased Energy Costs.
Purchased Power and Fuel Adjustment Clause
The PPFAC became effective January 1, 2009. The PPFAC allows recovery of fuel and purchased power costs, including demand charges and the prudent costs of contracts for hedging fuel and purchased power costs. The PPFAC consists of a forward component and a true-up component.
•	The forward component will be updated on April 1 of each year, starting in 2009. The forward component will be based on the forecasted fuel and purchased power costs for the 12-month period from April 1 to March 31, less the base cost of fuel and purchased power of 2.9 cents per kWh, which is embedded in base rates. At January 1, 2009, the forward component was zero because of CTC true-up revenues of $58 million that will be credited to customers.
•	The true-up component will reconcile any over/under collected amounts from the preceding 12 month period and will be credited to or recovered from customers in the subsequent year.
In addition to the $58 million of CTC true-up revenues, TEP will credit the following against the PPFAC: 100% of short-term wholesale revenues; 10% of the profit on trading activity; and 50% of the gains from the sales of SO2 emission allowances.
Ratemaking Methodology for Generation Assets
Rates for generation service are based on a cost-of-service methodology. All generation assets acquired by TEP between the end of the rate case test year (December 31, 2006) and the end of the base rate increase moratorium period (December 31, 2012) shall be included in TEP’s rate base at their respective original depreciated cost, subject to subsequent review and approval by the ACC in future rate cases.
Luna is included in TEP’s original cost rate base at its net book value of $48 million as of December 31, 2006. Springerville Unit 1 non-fuel costs are being recovered through base rates at $25.67 per kilowatt (kW) per month, which approximates the levelized cost of Springerville Unit 1 through the remainder of the lease term.
Depreciation and Net Negative Salvage
On December 1, 2008, TEP implemented new depreciation rates that include a component for net negative salvage value for all generation assets except Luna and new depreciation rates for distribution and general plant assets that will extend the depreciable lives of these assets. The net impact on the income statement is to increase depreciation expense $11 million per year.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Impact of Reapplying FAS 71 to TEP’s Generation Operations
In December 2008, as a result of the 2008 TEP Rate Order, TEP reapplied FAS 71 to its generation operations and TEP recorded the following adjustments:

		Balance Sheet
	Income	Regulatory Asset
	Statement		Non
	(Gain)/Loss	Current	Current	AOCI

Recorded in Fuel:
San Juan Coal Contract Amendment	$(9)	$1	$8	$—
Retiree Health Care and Final Mine Reclamation Costs	(15)	—	15	—
Unrealized gains (losses) on derivative contracts (PPFAC)	(8)	14	5	(11)
Deregulation Costs Recorded in O&M:	(1)	1	—	—
Property Taxes	(7)	7	—	—
Pension and Other Postretirement Benefits	—	—	14	(14)

Pre-Tax Impact of Reapplying FAS 71	$(40)	$23	$42	$(25)

•	San Juan Coal Contract Amendment costs of $9 million, incurred by TEP in 2000, will be amortized over 9 years beginning in December 2008.

•	Final Mine Reclamation and Retiree Health Care Costs represent costs associated with TEP’s jointly-owned facilities at San Juan, Four Corners and Navajo. TEP is required to recognize the present value of its liability associated with final reclamation and retiree health care obligations. As TEP is permitted to fully recover these costs through the PPFAC when the costs are invoiced by the miners, TEP recorded a regulatory asset.

•	Unrealized gains (losses) on derivative instruments (PPFAC) are contracts for which the settled amounts will be recovered through the PPFAC. As TEP expects to recover the final settled amounts through the PPFAC, TEP reclassified amounts previously recorded in the income statement and in AOCI to a regulatory asset.

•	Deregulation Costs represent deferred expenses that TEP incurred to comply with various ACC deregulation orders.

•	Property taxes related to generation assets which will be recovered in rates as cash is paid rather than as costs are accrued.

•	Pension and Other Postretirement Benefits represent the underfunded status of TEP’s defined benefit and other postretirement benefit plans prior to December 2008. As TEP expects to recover these costs in rates, TEP reclassified amounts previously recorded in AOCI to a regulatory asset.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income Statement Impact of Applying FAS 71
In addition to the impact of reapplying FAS 71, TEP recorded the following amounts in its income statement as a result of applying FAS 71:

	Years Ended December 31,
	2008	2007	2006
	-Millions of Dollars-
Operating Expenses
Amortization of 1999 Transition Recovery Asset	$24	$78	$66
Depreciation (related to Net Cost of Removal for Interim Retirements)	10	7	5
Interest Expense
Long-Term Debt (amortization of loss on reacquired debt costs)	1	1	1
Income Taxes	4	5	5

Total Expense Increase	$39	$91	$77

If TEP had not applied FAS 71 in these years, the above amounts would have been reflected in the income statements in prior periods.
Renewable Energy Standard Tariff (REST)
The ACC approved a REST surcharge for TEP effective June 1, 2008, to allow TEP to recover the cost of qualified renewable expenditures, such as payments to customers who have renewable energy resources or the incremental cost of renewable power generated or purchased by TEP. Any surcharge collected in excess of qualified renewable expenditures will be reflected in the financial statements as a current regulatory liability. Conversely, qualified renewable expenditures in excess of the REST surcharge will be reflected as a current regulatory asset. Through December 31, 2008, TEP collected $9 million in customer surcharge, of which $3 million was expensed for REST projects and the remaining $6 million was recorded as a current regulatory liability.
The approved REST adjustor mechanism, allows TEP to file an application with the ACC to apply any shortage or surplus in the prior year’s program expenses to the subsequent year’s REST surcharge.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes TEP’s regulatory assets and liabilities:

	December 31,
	2008	2007
	-Millions of Dollars-
Current Regulatory Assets
Property Tax Deferrals (1)	$16	$9
Derivative Instruments (2)	14	—
Deregulation Costs (3)	4	—
San Juan Coal Contract Amendment (5)	1	—
Self-Insured Medical Deferrals (1)	1	1
1999 Transition Recovery Asset	—	24
Other	1	—

Total Current Regulatory Assets	37	34

Pension and Other Postretirement Benefits (7)	107	15

Regulatory Assets — Other
Derivative Instruments(2)	5	—
Deregulation Costs (3)	10	12
San Juan Coal Contract Amendment (5)	8	—
Final Mine Reclamation Costs (8)	8	—
Retiree Health Care Costs (8)	6	—
Rate Case Costs (4)	1	1
Unamortized Loss on Reacquired Debt (9)	5	6

Total Regulatory Assets — Other	43	19

Income Taxes Recoverable through Future Revenues (6)	20	30

Current Regulatory Liabilities
Over-Recovered Purchased Energy Costs	(14)	—
Derivative Instruments(2)	(1)	—
Renewable Energy Standards Tariff (REST) (10)	(6)	—

Total Current Regulatory Liabilities	(21)	—

Other Regulatory Liabilities
Net Cost of Removal for Interim Retirements (11)	(123)	(87)
Over-Recovered Purchased Energy Costs	(44)	—

Total Other Regulatory Liabilities	(167)	(87)

Total Net Regulatory Assets	$19	$11

Regulatory assets are either being collected in rates or are expected to be collected through rates in a future period, as described below:
1.	Property Tax and Self-Insured Medical Deferrals are recorded based on historical ratemaking treatment allowing recovery as costs are paid out, rather than as costs are accrued. In December 2008, as a result of TEP reapplying FAS 71 for its generation operations, TEP recorded a regulatory property tax asset related to its generation assets. While these assets do not earn a return, the costs are fully recovered in rates over an approximate six month period.

2.	Derivative Instruments represent the unrealized gains or losses on contracts entered into to hedge the variability of purchased energy costs and short-term wholesale sales that are expected to be recovered through the PPFAC. As a result of the rate case and the approval of the PPFAC, TEP deferred the gains and losses on certain contracts that meet the recovery criteria under the PPFAC requirements.

3.	Deregulation costs represent deferred expenses that TEP incurred to comply with various ACC deregulation orders, the recovery of which has been authorized by the ACC in the 2008 TEP Rate Order. These assets are included in rate base and consequently earn a return. TEP will recover these costs through rates over a four-year period, beginning in December 2008.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4.	Rate Case Costs. In the 2008 TEP Rate Order, the ACC approved recovery of rate case costs over a four-year period beginning in December 2008. TEP does not earn a return on these assets.

5.	San Juan Coal Contract Amendment costs of $15 million were incurred by TEP in 2000. In the 2008 TEP Rate Order, the ACC approved the recovery of $9 million of these costs over a nine-year period beginning in December 2008. These assets do not earn a return.

6.	Income Taxes Recoverable Through Future Revenues, while not included in rate base, are amortized over the life of the assets. TEP does not earn a return on these assets.

7.	Pension Assets. In December 2008, as a result of TEP reapplying FAS 71 for its generation operations, TEP recorded a regulatory pension and postretirement benefit asset related to its generation employees. Based on past regulatory actions, TEP expects to recover these costs in rates. TEP does not earn a return on these assets.

8.	Final Reclamation and Retiree Health Care Costs represent costs associated with TEP’s jointly-owned facilities at San Juan, Four Corners and Navajo. TEP is required to recognize the present value of its liability associated with final reclamation and retiree health care obligations. As TEP is permitted to fully recover these costs through the PPFAC when the costs are invoiced by the miners, TEP recorded a regulatory asset. TEP expects to recover these costs over the life of the mines, which is estimated to be between 17 and 34 years. TEP will not earn a return on these assets.

9.	Unamortized Loss on Reacquired Debt Costs is amortized for rate recovery over the remaining life of the related debt instruments over a period of 21 years. TEP does not earn a return on these costs.
Regulatory liabilities represent items that TEP expects to pay to customers through billing reductions in future periods or use for the purpose for which they were collected from customers, as described below:
10.	Renewable Energy Standards Tariff (REST) represents the REST surcharge collected in excess of qualified renewable expenditures. See below.

11.	Net Cost of Removal for Interim Retirements represents an estimate of the cost of future asset retirement obligations net of salvage value. These are amounts collected through revenue for the net cost of removal of interim retirements for transmission, distribution, general and intangible plant which are not yet expended. In December 2008, as a result of the 2008 TEP Rate Order, TEP began collecting through revenue the net cost of removal of interim retirements for generation plant, which it has not yet expended.
Future Implications of Discontinuing Application of FAS 71
TEP continues to apply FAS 71 to its regulated operations. TEP regularly assesses whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71 to its regulated operations, it would write-off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory assets balances, net of regulatory liabilities, at December 31, 2008, if TEP had stopped applying FAS 71 to its regulated operations, it would have recorded an extraordinary after-tax gain of $53 million and an after-tax loss in AOCI of $64 million. While future regulatory orders and market conditions may affect cash flows, TEP’s cash flows would not be affected if TEP stopped applying FAS 71.
UNS GAS RATES AND REGULATION
2007 UNS Gas Rate Order
In November 2007, the ACC issued a final order in the UNS Gas rate case, approving a $5 million, or 4% base rate increase. New rates went into effect in December 2007. UNS Gas also received modifications to its PGA mechanism to help address problems posed by volatile gas prices, as discussed below.
As a result of the order allowing $0.3 million of rate case costs, UNS Gas expensed $0.6 million of deferred costs in October 2007.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2008 General Rate Case Filing
In November 2008, UNS Gas filed a general rate case (on a cost of service basis) with the ACC requesting a total rate increase of 6% to cover a revenue deficiency of $10 million. The case uses a June 30, 2008 test year. UNS Gas expects the ACC to rule on its rate case in 2009.
Purchase Gas Adjustor (PGA) Mechanism
UNS Gas’ retail rates include a PGA mechanism intended to address the volatility of natural gas prices and allow UNS Gas to recover its actual commodity costs, including transportation, through a price adjustor. All purchased gas commodity costs, including transportation, increase the PGA bank, a balancing account. UNS Gas recovers these costs or returns amounts over-collected from/to ratepayers through a PGA rate. The PGA rate includes the following two components:
(1)	The PGA factor, computed monthly, is a calculation of the twelve-month rolling weighted average gas cost, and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a twelve-month period. Effective December 2007, the ACC increased the annual cap on the maximum increase in the PGA factor from $0.10 per therm to $0.15 per therm in a twelve-month period.

(2)	At any time UNS Gas’ PGA bank balance is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC. When the PGA bank balance reaches an over-collected balance of $10 million on a billed basis, UNS Gas is required to request a PGA surcredit with the goal of returning the over-collected balance to customers over a period deemed appropriate by the ACC.
The PGA surcharge in 2006 ranged between $0.05 cents and $0.35 cents per therm. In 2007, the PGA surcharge was $0.05 cents per therm through April 2007. In September 2007, the ACC approved a $0.04 cent per therm PGA surcredit, effective October 2007 through April 2008. Since May 2008, there has been no surcharge or surcredit in effect.
Based on current projections of gas prices, UNS Gas believes that the current PGA rates will allow it to timely recover its gas costs. However, changes in the market price for gas, sales volumes and surcharge amount could significantly change the PGA bank balance in the future.
The following table shows the balance of over-recovered purchased gas costs:

	December 31,
	2008	2007
	-Millions of Dollars-
Under (Over) Recovered Purchased Gas Costs — Regulatory Basis as Billed to Customers	$5	$(3)
Estimated Purchased Gas Costs Recovered through Accrued Unbilled Revenues	(10)	(10)

Over-Recovered Purchased Gas Costs (PGA) Included as a Current Regulatory Liability	$(5)	$(13)

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other Regulatory Assets and Liabilities
In addition to the Over Recovered Purchased Gas Costs, UNS Gas has the following Regulatory Assets and Liabilities:

	December 31,
	2008	2007
	-Millions of Dollars-
Current Assets
Derivative Instruments	$7	$—
Pension Assets	3	1
Other Regulatory Assets
Derivative Instruments	6	—
Other Regulatory Assets	1	1
Other Regulatory Liabilities
Net Cost of Removal for Interim Retirements	(19)	(17)
Regulatory assets are either being collected in rates or are expected to be collected through rates in a future period, as described below:
•	Derivative Instruments represent the unrealized gains or losses on contracts entered into to hedge the variability of purchased energy costs that are expected to be recovered through the PGA. UNS Gas does not earn a return on these costs.

•	Pension Assets represent the unfunded status of UNS Gas’ share of the UES pension and other postretirement benefit plans that it expects, based on past regulatory actions, to recover through rates. UNS Gas does not earn a return on these costs.

•	Other Regulatory assets consist of its 2007 rate case costs which are recoverable over 3 years. In addition, UNS Gas deferred its 2008 rate case costs and its low income assistance program costs. UNS Gas requested recovery of these costs in its 2008 rate case filing. UNS Gas does not earn a return on these costs.
Regulatory liabilities represent items that UNS Gas expects to pay to customers through billing reductions in future periods or use for the purpose for which they were collected from customers, as described below:
•	Net Cost of Removal for Interim Retirements represents an estimate of the cost of future asset retirement obligations. These are amounts collected through revenue for the net cost of removal of interim retirements for which removal costs have not yet been expended. In December 2007, to comply with ACC requirements, UNS Gas reclassified $12 million of Net Cost of Removal for Interim Retirements from Accumulated Depreciation to a regulatory liability.
Income Statement Impact of Applying FAS 71
If UNS Gas had not applied FAS 71, net income would have been $4 million lower in 2008 as UNS Gas would have recognized under-recovered purchased energy costs as an expense to its income statement rather than a reduction to its regulatory liability. Net income would have been $9 million higher in 2007 and $11 million higher in 2006 as UNS Gas would have been able to recognize over-recovered purchased energy costs as a reduction to its expenses in the income statement rather than record a regulatory liability.
Future Implications of Discontinuing Application of FAS 71
UNS Gas regularly assesses whether it can continue to apply FAS 71. If UNS Gas stopped applying FAS 71 to its regulated operations, UNS Gas would write-off the related balance of its regulatory assets as an expense and write-off its regulatory liabilities as income on its income statement. Based on the regulatory asset and liability balances, if UNS Gas had stopped applying FAS 71 to its regulated operations, it would have recorded an extraordinary after-tax gain of $14 million and an after-tax loss in AOCI of $10 million at December 31, 2008. Discontinuing application of FAS 71 would not affect UNS Gas cash flows.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
UNS ELECTRIC RATES AND REGULATION
2008 UNS Electric Rate Order
In the May 2008 rate order, the ACC approved a rate increase of 2.5% ($4 million) effective in June 2008. As a result of the May 2008 rate order limiting recovery of deferred rate case costs, UNS Electric expensed $0.3 million of the $0.6 million deferred costs in May 2008.
Purchased Power and Fuel Adjustment Clause (PPFAC)
UNS Electric’s retail rates include a PPFAC, which allows for a separate surcharge or surcredit to the base rate for delivered purchased power to collect or return under- or over-recovery of costs. Allowable PPFAC costs include fuel, purchased power (less proceeds from most wholesale sales) and transmission costs.
As part of the May 2008 ACC rate order, a new PPFAC rate of approximately $0.087 per kWh took effect on June 1, 2008. The PPFAC mechanism has a forward component and a true-up component. The forward component of the PPFAC rate is based on forecasted fuel and purchased power costs. The true-up component reconciles actual fuel and purchased power costs with the amounts collected in the preceding PPFAC year and any amounts to be refunded/collected from customers in the coming year’s PPFAC rate. The true-up component is updated on June 1 of each year, beginning June 1, 2009. The retail rates prior to June 2008 included a charge for fuel and purchased power of approximately $0.07 per kWh (base rate recovery of $0.052 per kWh and a transmission surcharge of $0.018).
At December 31, 2008, UNS Electric had over recovered its purchased power by $7 million on an accrual (GAAP) basis, of which less than $0.5 million was under-recovered on a billed basis. The PPFAC balance is shown in Current Liabilities as Regulatory Liabilities — Over-Recovered Purchased Energy Costs. At December 31, 2007, UNS Electric had over recovered its purchased power by $9 million on an accrual (GAAP) basis of which $4 million was on a billed (regulatory) basis and the balance is shown as a noncurrent liability in Deferred Credits and Other Liabilities — Over-Recovered Purchased Power Costs.
Purchased Power Agreement
In June 2008, UED and UNS Electric entered into a 5-year Power Purchase Agreement (PPA) under which UED sells all the output of BMGS to UNS Electric. The PPA is a tolling arrangement in which UNS Electric takes operational control of BMGS and assumes all risk of operation and maintenance costs, including fuel. UNS Electric accounts for the PPA as an operating lease. The costs associated with the PPA are recoverable through UNS Electric’s PPFAC.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Regulatory Assets and Liabilities
UNS Electric’s regulatory assets and liabilities were as follows:

	December 31,
	2008	2007
	-Millions of Dollars-
Current Regulatory Assets
Derivatives	$17	$1
Other Regulatory Assets
Derivative Instruments	7	—
Pension Assets	3	1
Rate Case Costs	—	1
Current Regulatory Liabilities
Derivative Instruments	—	(3)
REST	(1)	—
Over-Recovered Purchased Power Costs	(6)	—
Other Regulatory Liabilities
Over-Recovered Purchased Power Costs	—	(9)
Derivative Instruments	—	(7)
Net Cost of Removal for Interim Retirements	(11)	(2)
Regulatory assets are either being collected in rates or are expected to be collected through rates in a future period, as described below:
•	Derivative Instruments represent the unrealized gains or losses on contracts entered into to hedge the variability of purchased energy costs that are expected to be recovered through the PPFAC. UNS Electric does not earn a return on these costs.

•	Pension Assets represent the unfunded status of UNS Electric’s share of the UES pension and other postretirement benefit plans that it expects, based on past regulatory actions, to recover through rates. UNS Electric does not earn a return on these costs.

•	Rate case costs are included in rate base and consequently earn a return. The recovery period is 3 years.
Regulatory liabilities represent items that UNS Electric expects to pay to customers through billing reductions in future periods or use for the purpose for which they were collected from customers, as described below:
•	Renewable Energy Standards Tariff (REST) represents the REST surcharge collected in excess of qualified renewable expenditures. The ACC approved a REST surcharge for UNS Electric, effective June 1, 2008, to allow UNS Electric to recover the cost of qualified renewable expenditures, such as payments to customers who have renewable energy resources or the incremental cost of renewable power generated or purchased by UNS Electric. Any surcharge collected in excess of qualified renewable expenditures will be reflected in the financial statements as a current regulatory liability. Conversely, qualified renewable expenditures in excess of the REST surcharge will be reflected as a current regulatory asset. The REST plan includes an adjustor mechanism which allows UNS Electric to file an application with the ACC to apply any shortage or surplus in the prior year’s program expenses to the subsequent year’s REST surcharge.

•	UNS Electric defers differences between purchased energy costs and the recovery of such costs in revenues. Future billings are adjusted for such deferrals through use of a already deferred PPFAC approved by the ACC. The PPFAC allows for a revenue surcharge or surcredit (that adjusts the customer’s rate for delivered purchased power) to collect or return under- or over-recovery of costs.

•	Net Cost of Removal for Interim Retirements represents an estimate of the cost of future asset retirement obligations. These are amounts collected through revenue for the net cost of removal of interim retirements for which removal costs have not yet been expended. In June 2008, to comply with ACC expectations, UNS Electric reclassified $7 million of Net Cost of Removal for Interim Retirements from Accumulated Depreciation to a regulatory liability.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income Statement Impact of Applying FAS 71
If UNS Electric had not applied FAS 71, net income would have been $15 million lower in 2008 as UNS Electric would have recognized under-recovered purchased energy and unrealized losses on its commodity derivative instruments as an expense to its income statement, rather than as regulatory assets or a reduction to its regulatory liabilities. If UNS Electric had not applied FAS 71, net income would have been $1 million higher in 2007, and $3 million higher in 2006, as UNS Electric would have been able to recognize over-recovered purchased power costs as a credit to the income statement rather than record an increase to regulatory liabilities.
Future Implications of Discontinuing Application of FAS 71
UNS Electric regularly assesses whether it can continue to apply FAS 71 to its operations. If UNS Electric stopped applying FAS 71 to its regulated operations, it would write-off the related balances of its regulatory assets as an expense and would write-off its regulatory liabilities as income on its income statement. Based on the regulatory asset and liability balances, if UNS Electric had stopped applying FAS 71 to its regulated operations, it would have recorded an extraordinary after-tax loss of $4 million and an after-tax loss in AOCI of $1 million at December 31, 2008. Discontinuing application of FAS 71 would not affect UNS Electric’s cash flows.
NOTE 3. SEGMENT AND RELATED INFORMATION
We have three reportable segments that are determined based on the way we organize our operations and evaluate performance:
(1)	TEP, a vertically integrated electric utility business, is our largest subsidiary.

(2)	UNS Gas is a regulated gas distribution utility business.

(3)	UNS Electric is a regulated electric distribution utility business.
The UniSource Energy and UES holding companies, Millennium, and UED are included in All Other. All Other also includes the discontinued operations of Global Solar. See Note 16.
Revenues and expenses included in All Other include the following:
•	In 2006, Millennium recorded an after-tax loss of approximately $2 million related to the discontinued operations and disposal of Global Solar.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reconciling adjustments consist of the elimination of intersegment revenue which were due to the following transactions:

	Reportable Segments				UniSource	UniSource
		UNS	UNS		Energy	Energy
	TEP	Gas	Electric	Other	Eliminations	Consolidated
	-Millions of Dollars-
Intersegment Revenue
2008:
Wholesale Sales — TEP to UNSE	$24	$—	$—	$—	$(24)	$—
Wholesale Sales — UNSE to TEP	—	—	9	—	(9)	—
Wholesale Sales — UED to UNSE	—	—	—	7	(7)	—
Gas Revenue — UNSG to UNSE & UED	—	8	—	—	(8)	—
Other Revenue — TEP to Affiliates(1)	8	—	—	—	(8)	—
Other Revenue — Millennium to TEP & UNSE(2)	—	—	—	16	(16)	—
Other Revenue — TEP to UNSE(3)	2	—	—	—	(2)	—

Total Intersegment Revenue	$34	$8	$9	$23	$(74)	$—

2007:
Other Revenue — TEP to Affiliates(1)	$7	$—	$—	$—	$(7)	$—
Other Revenue — Millennium to TEP & UNSE(2)	—	—	—	15	(15)	—

Total Intersegment Revenue	$7	$—	$—	$15	$(22)	$—

2006:
Other Revenue — TEP to Affiliates(1)	$2	$—	$—	$—	$(2)	$—
Other Revenue — Millennium to TEP & UNSE(2)	—	—	—	15	(15)	—

Total Intersegment Revenue	$2	$—	$—	$15	$(17)	$—

(1)	TEP provides corporate services (finance, accounting, tax, information technology services, etc.) to UniSource Energy and its subsidiaries. See Note 15.

(2)	A Millennium subsidiary provides a supplemental workforce and meter reading services to TEP and UNS Electric.

(3)	TEP provides control area services to UNS Electric. See Note 15.
Other significant reconciling adjustments include intercompany interest between UniSource Energy and UED, the elimination of investments in subsidiaries held by UniSource Energy and reclassifications of deferred tax assets and liabilities.
Our portion of the net income (loss) of the entities in which Millennium owns a voting interest or has the ability to exercise significant influence is shown below in Net Income (Loss) from Equity Method Entities.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We disclose selected financial data for our reportable segments in the following tables:

	Reportable Segments
		UNS	UNS	All	Reconciling	UniSource
2008	TEP	Gas	Electric	Other	Adjustments	Energy
	-Millions of Dollars-
Income Statement
Operating Revenues — External	$1,045	$166	$186	$—	$—	$1,397
Operating Revenues — Intersegment	34	8	9	23	(74)	—
Depreciation and Amortization	126	7	14	1	—	148
Amortization of Transition Recovery Asset	24	—	—	—	—	24
Interest Income	10	—	—	1	—	11
Net Loss from Equity Method Entities	—	—	—	(2)	—	(2)
Interest Expense	101	7	7	11	(2)	124
Income Tax Expense (Benefit)	11	6	2	(2)	—	17
Net Income (Loss)	4	9	4	15	(18)	14

Cash Flow Statement
Net Cash Flows — Operating Activities	269	3	14	(9)	—	277
Net Cash Flows — Investing Activities — Capital Expenditures	(287)	(16)	(30)	(16)	—	(349)
Net Cash Flows — Investing Activities — Investments in and Loans to Equity Method Entities	—	—	—	(1)	—	(1)
Net Cash Flows — Investing Activities — Other	(104)	—	—	1	—	(103)
Net Cash Flows — Financing Activities	129	1	22	(11)	—	141

Balance Sheet
Total Assets	2,842	294	285	1,061	(972)	3,510
Investments in Equity Method Entities	—	—	—	25	—	25

	Reportable Segments
		UNS	UNS	All	Reconciling	UniSource
2007	TEP	Gas	Electric	Other	Adjustments	Energy
	-Millions of Dollars-
Income Statement
Operating Revenues — External	$1,064	$151	$169	$(3)	$—	$1,381
Operating Revenues — Intersegment	7	—	—	15	(22)	—
Depreciation and Amortization	120	8	13	—	—	141
Amortization of Transition Recovery Asset	78	—	—	—	—	78
Interest Income	16	1	—	2	—	19
Interest Expense	117	7	6	8	—	138
Income Tax Expense (Benefit)	36	3	3	(3)	—	39
Net Income (Loss)	53	4	5	(4)	—	58

Cash Flow Statement
Net Cash Flows — Operating Activities	264	28	22	9	—	323
Net Cash Flows — Investing Activities — Capital Expenditures	(162)	(23)	(38)	(22)	—	(245)
Net Cash Flows — Investing Activities — Investments in and Loans to Equity Method Entities	—	—	—	(1)	—	(1)
Net Cash Flows — Investing Activities — Other	26	1	1	1	—	29
Net Cash Flows — Financing Activities	(120)	(6)	12	(3)	(2)	(119)

Balance Sheet
Total Assets	2,573	276	231	1,077	(971)	3,186
Investments in Equity Method Entities	3	—	—	28	—	31

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Reportable Segments
		UNS	UNS	All	Reconciling	UniSource
2006	TEP	Gas	Electric	Other	Adjustments	Energy
	-Millions of Dollars-
Income Statement
Operating Revenues — External	$987	$162	$160	$(1)	$—	$1,308
Operating Revenues — Intersegment	2	—	—	15	(17)	—
Depreciation and Amortization	112	7	11	1	—	131
Amortization of Transition Recovery Asset	66	—	—	—	—	66
Interest Income	16	—	—	3	—	19
Interest Expense	127	7	5	13	—	152
Income Tax Expense (Benefit)	42	3	3	(4)	—	44
Discontinued Operations — Net of Tax	—	—	—	(2)	—	(2)
Net Income (Loss)	67	4	5	(9)	—	67

Cash Flow Statement
Net Cash Flows — Operating Activities	227	32	14	10	—	283
Net Cash Flows — Investing Activities — Capital Expenditures	(156)	(23)	(39)	(20)	—	(238)
Net Cash Flows — Investing Activities — Investments in and Loans to Equity Method Entities	—	—	—	(5)	—	(5)
Net Cash Flows — Investing Activities — Other	(26)	—	—	23	—	(3)
Net Cash Flows — Financing Activities	(79)	(4)	22	(14)	(2)	(77)

Balance Sheet
Total Assets	2,623	253	195	1,038	(922)	3,187
Investments in Equity Method Entities	3	—	—	27	—	30
NOTE 4. ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND HEDGING ACTIVITIES
TEP INTEREST RATE SWAP
In June 2006, TEP entered into an interest rate swap to reduce the risk of unfavorable changes in variable interest rates related to changes in LIBOR. The swap has the effect of converting approximately $35 million of variable rate lease payments for the Springerville Common Facilities Lease to a fixed rate through January 1, 2020. The swap is designated as a cash flow hedge for accounting purposes. Because the changes in interest payments, resulting from changes in LIBOR, were completely offset by the interest rate swap in 2008, 2007 and 2006, there was no ineffectiveness recorded in earnings.
FUEL AND POWER TRANSACTIONS
TEP, UNS Gas and UNS Electric enter into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, within established limits to take advantage of favorable market opportunities and reduce exposure to energy price risk associated with their gas and purchased power requirements, volumetric risk associated with their seasonal load and operational risk associated with their power plants, transmission and transportation systems. TEP, UNS Gas and UNS Electric also have natural gas supply agreements under which each company purchases all of its gas requirements at spot market prices. In an effort to minimize price risk on these purchases and sales, TEP, UNS Gas and UNS Electric enter into gas price swap agreements under which they purchase gas at fixed prices and simultaneously sell gas at spot market prices. All of the contracts and agreements referred to in this paragraph are considered derivative instruments.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Beginning in January 2009, as a result of the 2008 TEP Rate Order, TEP is permitted to recover fuel and purchased power costs, including the prudent cost of hedging contracts, through the PPFAC. UNS Gas is currently permitted, through its PGA mechanism, to recover the prudent cost of hedging contracts. As a result, at December 31, 2008, TEP and UNS Gas reclassified unrealized gains and losses on those commodity contracts that are eligible to be recovered through the PPFAC from AOCI to regulatory assets.
The net unrealized gains and losses on these contracts reported in AOCI were as follows:

	UniSource Energy
	2008	2007	2006
	-Millions of Dollars-
Cash Flow Hedges — Unrealized Gains (Losses)
Forward Power Sales	$(7)	$—	$8
Gas Price Swaps	3	(5)	(18)
Interest Rate Swap	(5)	(1)	(2)

Total Pre-Tax Unrealized Gain (Loss)	$(9)	$(6)	$(12)

After-Tax Unrealized Gain (Loss) Recorded in AOCI	$(5)	$(4)	$(7)

Unrealized (Gain) Loss Reclassified to Net Income	$2	$2	$—

	TEP
	2008	2007	2006
	-Millions of Dollars-
Cash Flow Hedges — Unrealized Gains (Losses)
Forward Power Sales	$(7)	$—	$8
Gas Price Swaps	3	(6)	(18)
Interest Rate Swap	(5)	(1)	(2)

Total Pre-Tax Unrealized Gain (Loss)	$(9)	$(7)	$(12)

After-Tax Unrealized Gain (Loss) Recorded in AOCI	$(5)	$(4)	$(7)

Unrealized (Gain) Loss Reclassified to Net Income	$2	$2	$—

At December 31, 2008, TEP’s interest rate swap was the only remaining cash flow hedge recognized in AOCI.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Prior to December 2008, unrealized gains and losses resulting from changes in the market prices of non-trading hedges or short-term forward power sales contracts were recorded on the same line in the income statement as the hedged transaction. Beginning in December 2008, as a result of the 2008 TEP Rate Order, which permits the recovery of prudent costs associated with hedging contracts through the PPFAC, unrealized gains and losses are recorded as either a regulatory asset or regulatory liability.
UniSource Energy and TEP record unrealized gains and losses on energy trading contracts in Wholesale Sales. In 2008 and 2007, there were no net unrealized gains and losses. In 2006, UniSource Energy and TEP had a net unrealized gain of $1 million.
The following table discloses unrealized gains and losses on energy contracts that are reported on the balance sheet as a regulatory asset or a regulatory liability rather than as a component of AOCI or in the income statement.

	UniSource Energy
	2008	2007	2006
	-Millions of Dollars-
Mark-to-Market Transactions — (Increase) Decrease Recorded in Regulatory Accounts on the Balance Sheet
Recorded in Current Regulatory Assets — Derivatives:
Gas Swaps	$27	$1	$—
Forward Power Purchases	11	—	—
Recorded in Current Regulatory Liabilities — Derivatives:
Forward Power Purchases	3	(3)	—
Recorded in Other Regulatory Assets — Derivatives:
Gas Swaps	11	—	—
Forward Power Purchases	7	—	—
Recorded in Other Regulatory Liabilities — Derivatives:
Forward Power Purchases	6	(3)	(3)

Total Increase (Decrease)	$65	$(5)	$(3)

	TEP
	2008	2007	2006
	-Millions of Dollars-
Mark-to-Market Transactions — (Increase) Decrease Recorded in Regulatory Accounts on the Balance Sheet
Recorded in Current Regulatory Assets — Derivatives:
Gas Swaps	$14	$—	$—
Recorded in Current Regulatory Liabilities — Derivatives:
Forward Power Purchases	(1)	—	—
Recorded in Other Regulatory Assets — Derivatives:
Gas Swaps	4	—	—
Forward Power Purchases	2	—	—

Total Increase (Decrease)	$19	$—	$—

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair value of derivative assets and liabilities were as follows:

	UniSource Energy
	December 31, 2008			December 31, 2007
	Mark-to-	Cash		Mark-to-	Cash
	Market	Flow		Market	Flow
	Contracts	Hedge	Total	Contracts	Hedges	Total
	-Millions of Dollars-
Current Assets	$3	$—	$3	$4	$1	$5
Current Liabilities	(41)	—	(41)	(1)	(2)	(3)

Net Current Assets (Liabilities)	$(38)	$—	$(38)	$3	$(1)	$2

Noncurrent Assets	$3	$—	$3	$8	$—	$8
Noncurrent Liabilities	(22)	(8)	(30)	(2)	(3)	(5)

Net Noncurrent Assets (Liabilities)	$(19)	$(8)	$(27)	$6	$(3)	$3

	TEP
	December 31, 2008			December 31, 2007
	Mark-to-	Cash		Mark-to-	Cash
	Market	Flow		Market	Flow
	Contracts	Hedge	Total	Contracts	Hedges	Total
	-Millions of Dollars-
Current Assets	$5	$—	$5	$1	$1	$2
Current Liabilities	(19)	—	(19)	(1)	(2)	(3)

Net Current Assets (Liabilities)	$(14)	$—	$(14)	$—	$(1)	$(1)

Noncurrent Assets	$5	$—	$5	$—	$—	$—
Noncurrent Liabilities	(11)	(8)	(19)	—	(3)	(3)

Net Noncurrent Assets (Liabilities)	$(6)	$(8)	$(14)	$—	$(3)	$(3)

As cash collateral is disclosed separately in the balance sheet, the above balances exclude any cash collateral posted with counterparties.
At December 31, 2008, TEP and UNS Electric had contracts that will settle through the fourth quarter of 2013. UNS Gas had contracts that will settle through the first quarter of 2012. Amounts presented, above, as Net Current Assets (Liabilities), are expected to be reclassified into earnings within the next twelve months.
Credit Risk Adjustment
When the fair value of our derivative contracts are reflected as an asset, the counterparty owes us and this creates credit risk. We minimize our credit risk by (1) entering into transactions with high-quality counterparties, (2) limiting our exposure to each counterparty, (3) monitoring the financial condition of the counterparties and (4) requiring collateral in accordance with the counterparty master agreements. Using a combination of market credit default swap data and historical recovery rates for subordinated bonds, we consider the impact of counterparty credit worthiness in determining the fair value of our derivatives as well as its possible effect on continued qualification for cash flow hedge accounting. At December 31, 2008, the impact of counterparty credit risk on the fair value of derivative asset contracts was less than $0.5 million.
We also consider the impact of our own credit risk on instruments that are in a net liability position, after deducting collateral posted, using market credit default swap data and allocate the credit risk adjustment to all individual contracts in a net liability position. The impact of our own credit risk was less than $0.5 million.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The settlement of forward purchased power and sales trading contracts entered into to reduce exposure to changes in energy and commodity prices were reflected in the financial statements of UniSource Energy and TEP as follows:

	2008	2007	2006
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$80	$61	$73
Forward Purchased Power	(79)	(62)	(71)

Net Impact in Wholesale Sales	$1	$(1)	$2

The settlement of forward purchased power and sales contracts that do not result in physical delivery were reflected in the financial statements of UniSource Energy and TEP as follows:

	2008	2007	2006
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$30	$28	$6
Forward Purchased Power	(30)	(28)	(6)
MEG TRADING TRANSACTIONS
MEG, a wholly-owned subsidiary of Millennium, entered into swap agreements, options and forward contracts relating to SO2 emission allowances. In December 2007, MEG settled its outstanding trading positions. MEG had no derivative assets or liabilities at December 31, 2008 and December 31, 2007. MEG is not expected to have any further activities and is in the process of being dissolved. MEG had no gain or loss from trading activities in 2008 or 2007, and a net loss of less than $1 million in 2006.
CONCENTRATION OF CREDIT RISK
The use of contractual arrangements to manage the risks associated with changes in energy commodity prices creates credit risk exposure resulting from the possibility of nonperformance by counterparties pursuant to the terms of their contractual obligations. TEP, UNS Gas and UNS Electric enter into contracts for the physical delivery of energy and gas which contain remedies in the event of non-performance by the supply counterparties. In addition, volatile energy prices can create significant credit exposure from energy market receivables and mark-to-market valuations.
As of December 31, 2008, TEP had total credit exposure to other counterparties of $27 million related to its wholesale marketing and gas hedging activities, of which two counterparties individually composed greater than 10% of the total credit exposure. UNS Gas and UNS Electric had no credit exposure to other counterparties.
To provide credit enhancements for forward energy purchase contracts and hedging activities TEP, posted credit enhancements of $1 million with counterparties exposed to TEP. UNS Gas and UNS Electric each posted cash collateral of $7 million and letters of credit of $10 million and $7 million, respectively.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 5. COMMITMENTS AND CONTINGENCIES
TEP COMMITMENTS
At December 31, 2008, TEP had various firm non-cancelable purchase commitments and operating leases as described in the table below.

	Purchase Commitments
	2009	2010	2011	2012	2013	Thereafter	Total
	-Millions of Dollars-
Fuel (including Transportation)	$148	$101	$57	$43	$39	$181	$569
Purchased Power	37	3	3	3	2	2	50
Transmission	2	2	2	2	2	5	15

Total Firm Purchase Commitments	187	106	62	48	43	188	634
Operating Lease Payments	1	1	—	—	—	—	2

Total Unrecognized Firm Commitments	$188	$107	$62	$48	$43	$188	$636

Fuel and Purchased Power Contracts
TEP has long-term contracts for the purchase and delivery of coal and natural gas with various expiration dates from 2009 through 2020. Amounts paid under these contracts depend on actual quantities purchased and delivered. Some of these contracts (i) include a price adjustment clause that will affect the future cost and (ii) require TEP to pay a take-or-pay charge or liquidated damages if certain minimum quantities are not purchased and/or transported. TEP expects to spend more to meet its fuel requirements than the minimum purchase obligations outlined above. TEP paid $233 million in 2008, $209 million in 2007, and $186 million in 2006 for the purchase and delivery of coal and natural gas.
TEP has entered into agreements with utilities and other energy suppliers for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance and during outages, and meet operating reserve obligations. In general, these contracts provide for capacity payments and energy payments based on actual power taken under the contracts. These contracts expire in various years between 2009 and 2014. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices. The commitment amounts included in the table are based on projected market prices as of December 31, 2008. TEP paid $91 million in 2008, $40 million in 2007, and $17 million in 2006 for purchased power under non-cancelable contracts.
TEP paid $2 million for transmission contracts in each of 2008, 2007, and 2006.
Starting January 1, 2009, fuel and purchased power costs are recoverable from customers through a PPFAC.
Operating Leases
TEP’s aggregate operating lease expense, which is primarily for office facilities and computer equipment, with varying terms, provisions, and expiration dates, totaled $1 million in 2008 and $2 million in each of the years 2007 and 2006.
Environmental Regulation
Federal Clean Air Act Amendments
TEP generating facilities are subject to EPA limits on the amount of sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions into the atmosphere. TEP capitalized $73 million in 2008, $7 million in 2007 and $1 million in 2006 in construction costs to comply with environmental requirements and expects to capitalize $20 million in 2009 and $7 million in 2010, including TEP’s share of new pollution control equipment being installed at San Juan described below. In addition, TEP recorded operating expenses of $14 million in 2008, $10 million in 2007 and 2006 related to environmental compliance. TEP expects environmental expenses to be $13 million in 2009.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As a result of a 2005 settlement agreement between PNM, environmental activist groups, and the New Mexico Environment Department (PNM Consent Decree), the co-owners of San Juan are installing new pollution control equipment at the generating station to reduce mercury, particulate matter, NOx, and SO2 emissions. TEP owns 50% of San Juan Units 1 and 2. The PNM Consent Decree includes stipulated penalties for non-compliance with specified emissions limits at San Juan. TEP’s share of stipulated penalties at San Juan was $1 million in 2008, $2 million in 2007, and less than $0.5 million in 2006. TEP can not deduct these penalties for income tax purposes. TEP does not expect to incur any stipulated penalties at San Juan in 2009. The installation of new pollution control equipment designed to remedy all emission violations was completed in 2008 for San Juan Unit 1 and is expected to be completed at San Juan Unit 2 in early 2009.
In 1993, the EPA allocated TEP’s generating units SO2 Emission Allowances based on past operational history. Beginning in 2000, TEP’s generating units were required to hold SO2 Emission Allowances equal to the level of emissions in the compliance year or pay penalties and offset excess emissions in future years. To date, TEP has had sufficient SO2 Emission Allowances to comply with the SO2 regulations.
Mercury Emissions
In 2005, the EPA adopted the Clean Air Mercury Rule (CAMR), a cap and trade regulation relating to mercury emissions, requiring states to develop rules for implementing the federal requirements. Arizona adopted its mercury emission rules in 2007. In order to comply with the CAMR or Arizona’s current mercury rules, emission control equipment may be required at Springerville by 2013. TEP expects the associated capital costs for this equipment to be approximately $6 million for Springerville Units 1 and 2. If the emission control equipment is installed, TEP expects the annual operating expenses to be approximately $3 million, once all installations are completed.

In February 2008, the D.C. Circuit Court of Appeals vacated the CAMR.  Unless and until this decision is overturned, the law in effect prior to the adoption of the CAMR becomes the applicable law, and requires the EPA to develop an emission limit for mercury that represents the maximum achievable control technology.  It is expected to take the EPA at least two years to establish such a standard, followed by a period of three years during which existing plants would implement any controls needed to comply with the standard.

As of January 31, 2009, TEP and ADEQ reached an agreement that improves regulatory certainty regarding mercury compliance obligations under existing Arizona rules, while achieving mercury reductions substantially similar to those that would be required by the existing Arizona rules.  This agreement relates to the Springerville and Sundt generating stations.

Depending on the rulemaking schedule for developing either the federal or state standards, emission controls may be required at some or all coal fired units by 2013 or later. As stipulated in the PNM Consent Decree described above, the co-owners of San Juan are installing new pollution control equipment at the generating station to reduce mercury emissions. Mercury emissions controls for San Juan Units 1 and 2 must be installed by December 31, 2009. TEP will continue to review and comply with any changes to federal and state regulations. Changes to the regulations could result in the need for different emission control equipment with different capital and operating costs than those currently expected.
Climate Change
Based on the competing proposals to regulate greenhouse gas emissions by federal, state, and local regulatory bodies and uncertainty in the regulatory process, the scope of such regulations and their affect on our operations cannot be determined.
Regional Haze
The EPA’s regional haze rules require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility. The operators of the Four Corners, Navajo, and San Juan generating stations submitted BART analyses in 2007 and early 2008. PNM, operator of San Juan, believes the controls being installed at San Juan as a result of the 2005 settlement agreement between PNM, environmental activist groups, and the New Mexico Environment Department (PNM Consent Decree) constitute BART and did not recommend installation of any additional pollution control equipment. The operators of the Four Corners and Navajo generating stations recommended installing certain additional pollution control equipment in their respective BART analyses. The level and cost of pollution control required, if any, will not be known until the plans are approved by the regulatory agencies. If required, controls would need to be in place by 2013 or later.
TEP may incur additional costs to comply with future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities. Compliance with these changes may reduce operating efficiency.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
UNS GAS and ELECTRIC COMMITMENTS
At December 31, 2008, UNS Gas had various firm non-cancelable purchase commitments as described in the table below.

	Purchase Commitments
	2009	2010	2011	2012	2013	Thereafter	Total
	-Millions of Dollars-
Total Unrecognized Firm Commitments — Fuel	$64	$42	$23	$4	$7	$19	$159

UNS Gas purchases gas from various suppliers at market prices. However, UNS Gas’ risk of loss due to increased costs (as a result of changes in the market price of fuel) is mitigated through the use of the PGA, which provides for pass-through of most fuel costs to customers. UNS Gas’ forward gas purchase agreements expire through 2012. UNS Gas has firm transportation agreements with capacity sufficient to meet its load requirements. These contracts expire in various years between 2011 and 2023. UNS Gas paid $55 million in 2008, $13 million in 2007, and $10 million in 2006 for gas and transportation under committed contracts.
At December 31, 2008, UNS Electric had various firm non-cancelable purchase commitments as described in the table below.

	Purchase Commitments
	2009	2010	2011	2012	2013	Thereafter	Total
	-Millions of Dollars-
Fuel (including Transportation)	$20	$9	$2	$—	$—	$—	$31
Purchased Power	41	30	13	8	7	—	99
Transmission	2	2	1	—	—	—	5

Total Unrecognized Firm Commitments	$63	$41	$16	$8	$7	$—	$135

Since UNS Electric’s all-requirements purchased power contract expired in May 2008, UNS Electric has entered into agreements with various energy suppliers for purchased power at market prices to meet energy requirements. In general, these contracts provide for capacity payments and energy payments based on actual power taken under the contracts. These contracts expire in various years through 2013. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices. The commitment amounts included in the table above are based on market prices as of December 31, 2008. UNS Electric paid $53 million in 2008 for purchased power under these contracts.
UNS Electric imports the power it purchases over the Western Area Power Administration’s (WAPA) transmission lines. UNS Electric’s transmission capacity agreements with WAPA provide for annual rate adjustments and expire in 2011 and 2017. However, the effects of both purchased power and transmission cost adjustments are mitigated through a purchased power rate-adjustment mechanism. UNS Electric paid $7 million in 2008, $7 million in 2007, and $8 million in 2006 for transmission under committed contracts.
In addition, UNS Gas and UNS Electric’s combined operating lease expense, which is primarily for office facilities and computer equipment, with varying terms, provisions, and expiration dates was $1 million in each of the years 2008, 2007 and 2006. UNS Gas and UNS Electric’s estimated future minimum payments under non-cancelable operating leases are approximately $1 million per year from 2009 to 2011 and $1 million thereafter.
See Note 7 for a description of the UNS Gas and UNS Electric long-term debt.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MILLENNIUM COMMITMENTS
Millennium has a remaining obligation to fund investments for capital and operations of less than $1 million over the next 4 years.
TEP CONTINGENCIES
El Paso Electric Transmission
In 2006, El Paso filed a complaint at the FERC claiming that TEP must request service under El Paso’s Open Access Transmission Tariff (OATT) in order to transmit power from Luna to TEP’s system. TEP filed a counter complaint stating that TEP has existing rights under a 1982 Tucson-El Paso Transmission Agreement and, therefore, is not required to pay for transmission service under El Paso’s OATT. On November 13, 2008, the FERC issued an order supporting TEP’s position. In December 2008, El Paso refunded to TEP $10 million paid for transmission service from Luna during the pendency of this dispute and interest of $1 million. On January 14, 2009, FERC granted El Paso’s request for a rehearing of this matter. TEP deferred recognition of a reduction in transmission expense pending resolution of the appeals process and is no longer accruing for transmission service under El Paso’s OATT.
On December 30, 2008, TEP filed a complaint in the United States Federal District Court against El Paso seeking a $2 million reimbursement from El Paso for transmission charges paid by TEP to PNM because of the El Paso dispute. On February 23, 2009, El Paso filed a motion to dismiss TEP’s complaint, or in the alternative, requested a stay in the proceeding pending further resolution by FERC. TEP intends to a file a response requesting that the court deny El Paso’s motion. TEP’s response is due on March 12, 2009. TEP cannot predict the timing or outcome of this lawsuit.

Claims Related to Navajo Generating Station

In June 1999, the Navajo Nation filed suit against Salt River Project, several Peabody Coal Company entities (including Peabody Western Coal Company, the coal supplier to Navajo Generating Station), Southern California Edison Company, and other defendants in the U.S. District Court for the District of Columbia (D.C. Lawsuit).  The D.C. Lawsuit alleges, among other things, that the defendants obtained a favorable coal royalty rate of the lease agreements under which Peabody mines coal by improperly influencing the outcome of a federal administrative process pursuant to which the royalty rate was to be adjusted.  The suit seeks $600 million in damages, treble damages, and punitive damages of not less than $1 billion, and the ejection of defendants from all possessory interests and Navajo Tribal lands arising out of the primary coal lease.  In July 2001, the U.S. District Court dismissed all claims against Salt River Project.  In March 2008, the U.S. District Court lifted a stay that had been in place since October 2004 and referred pending discovery related motions to a Magistrate judge.  The Magistrate filed his Report and Recommendations on June 13, 2008 and the Navajo thereafter sought judicial review of the Magistrate’s Report and Recommendations by filing an Objection with the District Court on June 27, 2008.  The matter was fully briefed and parties are awaiting the Judge’s decision.

In 2004, Peabody Western Coal Company (Peabody) filed a complaint in the Circuit Court for the City of St. Louis, Missouri against the participants at Navajo, including TEP (7.5% owner), for reimbursement of royalties and other costs arising out of the D.C. Lawsuit.  In July 2008, the parties entered into a joint stipulation of dismissal of these claims which was approved by the Circuit Court.  TEP cannot predict whether the lawsuit will be refiled based upon the final outcome of the D.C. Lawsuit.

Claims Related to San Juan Coal Company
San Juan Coal Company, the coal supplier to San Juan, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine. Certain gas producers have oil and gas leases with the federal government, the State of New Mexico and private parties in the area of the underground mine. These gas producers allege that San Juan Coal Company’s underground coal mining operations have or will interfere with their gas production and will reduce the amount of natural gas that they would otherwise be entitled to recover. San Juan Coal Company has compensated certain gas producers for any remaining gas production from a well when it was determined that mining activity was close enough to warrant shutting down the well. These settlements, however, do not resolve all potential claims by gas producers in the underground mine area. TEP cannot estimate the impact of any future claims by these gas producers on the cost of coal at San Juan.
Environmental Reclamation at Remote Generating Stations
TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure. When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the corresponding coal supply agreement. At December 31, 2008, TEP has recorded a liability of $9 million based on our $17 million obligation at the expiration dates of the coal supply agreements in 2011 through 2017. At December 31, 2007, TEP had recorded a liability of $4 million. See Resolution of TEP Contingencies — Navajo Generating Station below.
TEP’s PPFAC, as approved in the 2008 TEP Rate Order, allows TEP to pass-through most fuel costs, including final reclamation costs, to customers. Therefore, in 2008, when TEP reapplied FAS 71 to its generation operations, TEP reclassified these costs from fuel expense to a regulatory asset. TEP will increase the regulatory asset and the liability over the remaining life of the coal supply agreements on an accrual basis, and will recover the regulatory asset through the PPFAC as final mine reclamation costs are paid to the coal suppliers.
Amounts recorded for final reclamation are subject to various assumptions, such as estimating the costs of reclamation, when final reclamation will occur, and the credit-adjusted risk-free interest rate to be used to discount future liabilities. As these assumptions change, TEP will prospectively adjust the expense amounts for final reclamation over the remaining coal supply agreement term. TEP does not believe that recognition of its final reclamation obligations will be material to TEP in any single year because recognition occurs over the remaining terms of its coal supply agreements.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
TEP Wholesale Accounts Receivable and Allowances
TEP’s Accounts Receivable from Electric Wholesale Sales includes $16 million of receivables at December 31, 2008 and December 31, 2007 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000. To ensure that TEP is adequately reserved for its transactions with the CPX and the CISO, TEP increased its Allowance for Doubtful Accounts by $0.5 million in 2008. The recognized reserve balance at December 31, 2008 and at December 31, 2007 was $14 million and $13 million respectively. There are several outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company, Pacific Gas and Electric Company, the CPX and the CISO. We cannot predict the outcome of these issues or lawsuits.
Tucson to Nogales Transmission Line
TEP and UNS Electric are parties to a project development agreement for the joint construction of an approximately 60-mile transmission line from Tucson to Nogales, Arizona. UNS Electric’s participation in this project was initiated in response to an order by the ACC to improve reliability to UNS Electric’s retail customers in Nogales, Arizona.
In 2002, the ACC approved the location and construction of the proposed 345-kV line along a route identified as the Western Corridor route subject to a number of conditions, including obtaining all required permits from state and federal agencies. The U.S. Forest Service subsequently identified a preference for a route identified as the Central Corridor route in the final Environmental Impact Statement for the project. TEP is considering options for the project including potential new routes. If a decision is made to pursue an alternative route, approvals will be needed from the ACC, the Department of Energy, U.S. Forest Service, Bureau of Land Management, and the International Boundary and Water Commission. As of December 31, 2008, TEP had capitalized $11 million related to the project, including $2 million of land and land rights. If TEP does not receive the required approvals or abandons the project, TEP believes there is a high likelihood of cost recovery for prudent and reasonably incurred costs related to the project as a consequence of the ACC’s requirement for a second transmission line serving the Nogales, Arizona area.
RESOLUTION OF TEP CONTINGENCIES — Navajo Generating Station
In 2004, Peabody Western Coal Company (Peabody), the coal supplier to the Navajo Generating Station, filed a complaint in the Circuit Court for the City of St. Louis, Missouri against the participants at Navajo, including TEP (7.5% owner), for reimbursement of royalties and other costs and breach of the coal supply agreement. In July 2008, the parties entered into a joint stipulation of dismissal of these claims which was approved by the court. TEP had not recorded a liability for these claims.
In addition, in 1996, SRP filed a lawsuit in Maricopa County Superior Court on behalf of the participants at Navajo, including TEP, seeking declaratory judgment that the Navajo participants are not responsible for postretirement benefit costs payable to the coal supplier’s employees and final reclamation costs after the coal supply agreement expires and the mine closes. The Navajo participants and Peabody entered into a settlement agreement, which was approved by the court in the third quarter of 2008, and thereafter dismissed the lawsuit with prejudice. As a result of this settlement agreement, TEP recorded the present value of its share of the postretirement benefit costs, totaling $6 million, and final reclamation costs, totaling $3 million, as fuel expense in the third quarter. In December 2008, when TEP reapplied FAS 71 to its generation operations (see Note 2), TEP reclassified these expenses from fuel expense to a regulatory asset as the ACC permits recovery of mine reclamation and retiree health care costs in rates.
TEP will increase its regulatory asset and increase its liabilities over the remaining life of the coal supply agreement on an accrual basis. TEP will recover the regulatory asset through the PPFAC as the final mine reclamation and retiree health care costs are invoiced by the miner (cash basis). TEP will pay its share of the settlement as coal is purchased in the future with an estimated annual cash impact of approximately $1 million per year from 2008 to 2026.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
GUARANTEES AND INDEMNITIES
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are:
•	UES’ guarantee of senior unsecured notes issued by UNS Gas ($100 million) and by UNS Electric ($100 million),

•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver, and

•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas.
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
We believe that the likelihood UniSource Energy or UES would be required to perform or otherwise incur any significant losses under any of these guarantees or indemnities is remote.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 6. UTILITY PLANT AND JOINTLY-OWNED FACILITIES
UTILITY PLANT
The following table shows Utility Plant in Service by company and major class.

	December 31, 2008
	-Millions of Dollars-
			UNS		UniSource
	TEP	UNS Gas	Electric	UED	Energy
Plant in Service:
Electric Generation Plant	$1,398	$—	$17	$58	$1,473
Electric Transmission Plant	660	—	29	4	693
Electric Distribution Plant	1,044	—	163	—	1,207
Gas Distribution Plant	—	201	—	—	201
Gas Transmission Plant	—	18	—	—	18
General Plant	173	14	9	—	196
Intangible Plant	71	1	4	—	76
Electric Plant Held for Future Use	5	—	1	—	6

Total Plant in Service	$3,351	$234	$223	$62	$3,870

Utility Plant under Capital Leases	$701	$—	$1	$—	$702

	December 31, 2007
	-Millions of Dollars-
			UNS	UniSource
	TEP	UNS Gas	Electric	Energy
Plant in Service:
Electric Generation Plant	$1,343	$—	$17	$1,360
Electric Transmission Plant	580	—	28	608
Electric Distribution Plant	985	—	143	1,128
Gas Distribution Plant	—	185	—	185
Gas Transmission Plant	—	18	—	18
General Plant	162	12	10	184
Intangible Plant	69	1	7	77
Electric Plant Held for Future Use	5	1	—	6

Total Plant in Service	$3,144	$217	$205	$3,566

Utility Plant under Capital Leases	$701	$—	$1	$702

Intangible Plant primarily represents computer software costs. TEP’s unamortized computer software costs were $29 million as of December 31, 2008 and $34 million as of December 31, 2007. UNS Gas and UNS Electric had unamortized computer software costs of $1 million as of December 31, 2008 and as of December 31, 2007.
All TEP Utility Plant under Capital Leases is used in TEP’s generation operations and amortized over the primary lease term as described in Note 7. The amortization expense on capital lease assets was $25 million in each of 2008 and 2007 and $26 million in 2006.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table reconciles the gross investment in utility plant to net investment in utility plant, segregated between regulated and non-regulated utility plant.

	December 31, 2008
				UNS	UNS		UniSource
	TEP			Gas	Electric	UED	Energy
			Total	Total	Total		Total
	T&D	Gen*	Plant	Plant	Plant	Plant	Plant
	-Millions of Dollars-
Gross Plant in Service	$1,953	$1,398	$3,351	$234	$223	$62	$3,870
Less Accumulated Depreciation and Amortization	865	667	1,532	9	39	1	1,581

Net Plant in Service	$1,088	$731	$1,819	$225	$184	$61	$2,289

	December 31, 2007
				UNS	UNS
	TEP			Gas	Electric	UniSource Energy
			Total	Total	Total		TEP	Total
	T&D	Gen*	Plant	Plant	Plant	All Other	Gen*	Plant
	-Millions of Dollars-
Gross Plant in Service	$1,801	$1,343	$3,144	$217	$205	$2,223	$1,343	$3,566
Less Accumulated Depreciation and Amortization	836	654	1,490	5	39	880	654	1,534

Net Plant in Service	$965	$689	$1,654	$212	$166	$1,343	$689	$2,032

*	The category Gen includes the generation assets. Beginning December 1, 2008, the ACC sets rates on a cost-of-service basis and as such TEP’s generation operations are now accounted for under the provisions of FAS 71. Prior to December 1, 2008, generation assets were not accounted for under FAS 71. Rates for the remaining utility operations appearing in this table are set by the ACC on a cost-of-service basis, and are accounted for under the provisions of FAS 71 for all periods. The category T&D includes all transmission and distribution Plant in Service.
The depreciable lives currently used are as follows:

UNS Gas,
UNS Electric
Major Class of Utility Plant in Service	TEP	& UED

Electric Generation Plant	20-71 years	38-49 years
Electric Transmission Plant	10-50 years	20-50 years
Electric Distribution Plant	27-60 years	23-50 years
Gas Distribution Plant	n/a	30-55 years
General Plant	5-30 years	30-65 years
Intangible Plant	3-15 years	5-40 years
See TEP Utility Plant in Note 1 and TEP Capital Lease Obligations in Note 7.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
JOINTLY-OWNED FACILITIES
At December 31, 2008, TEP’s interests in jointly-owned generating stations and transmission systems were as follows:

		Plant	Construction
	Ownership	in	Work in	Accumulated
	Percentage	Service	Progress	Depreciation
	-Millions of Dollars-
San Juan Units 1 and 2	50.0%	$353	$44	$223
Navajo Station Units 1, 2 and 3	7.5	134	3	80
Four Corners Units 4 and 5	7.0	89	1	65
Transmission Facilities	7.5 to 95.0	247	—	169
Luna Energy Facility	33.3	49	3	3

Total		$872	$51	$540

TEP has financed or provided funds for the above facilities and TEP’s share of their operating expenses is reflected in the income statements. See Note 5 for commitments related to TEP’s jointly-owned facilities.
NOTE 7. DEBT, CREDIT FACILITIES, AND CAPITAL LEASE OBLIGATIONS
Long-term debt matures more than one year from the date of the financial statements. We summarize UniSource Energy and TEP’s long-term debt in the statements of capitalization.
UNISOURCE ENERGY DEBT
Convertible Senior Notes
In March 2005, UniSource Energy issued $150 million of 4.50% Convertible Senior Notes (Convertible Senior Notes) due 2035. The Convertible Senior Notes are unsecured and are not guaranteed by TEP or any other UniSource Energy subsidiary. Each $1,000 of Convertible Senior Notes is convertible into 27.033 shares of UniSource Energy Common Stock at any time, representing a conversion price of approximately $36.99 per share of our Common Stock, subject to adjustment in certain circumstances.
Beginning on March 5, 2010, UniSource Energy will have the option to redeem the Convertible Senior Notes, in whole or in part, for cash at a price equal to 100% of the principal amount plus accrued interest. Holders of the Convertible Senior Notes may require UniSource Energy to repurchase the Convertible Senior Notes, in whole or in part, for cash on March 1, 2015, 2020, 2025 and 2030, or if certain change of control transactions occur, or if our common stock is no longer listed on a national securities exchange. The repurchase price will be 100% of the principal amount of the Convertible Senior Notes plus accrued interest.
TEP DEBT
Collateral Trust Bonds
In 1998, TEP issued a total of $140 million, 7.5% Collateral Trust Bonds, due August, 2008. TEP retired these bonds in 2008. See Pima A and Pima B Bonds below.
Pima A Bonds
In March 2008, The Industrial Development Authority of Pima County (Pima Authority) issued, for the benefit of TEP, approximately $91 million of its 2008 Series A tax-exempt, unsecured, 6.375% bonds (Pima A Bonds) due September 1, 2029. The proceeds were used to redeem a corresponding principal amount of bonds previously issued by the Pima Authority for TEP’s benefit, which TEP repurchased in 2005. In 2005, TEP did not cancel the repurchased bonds, which remained outstanding under their respective indentures but were not reflected as debt on the balance sheet. As holder of the repurchased bonds, TEP received the payment of the redemption price.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
TEP used the redemption proceeds to repay $75 million in revolving loans outstanding under its revolving credit facility. The remaining proceeds were used in May 2008 to redeem $10 million of the $138 million 7.5% Collateral Trust Bonds due August 2008. TEP capitalized $1 million of costs related to the issuance of the 2008 Pima A Bonds and will amortize these costs through August 2029, the term of the bonds.
Interest on the 2008 Pima A Bonds is payable semi-annually, commencing on September 1, 2008.
Beginning in March 2013, TEP will have the option to redeem the 2008 Pima A Bonds, in whole or in part, for cash, at a price equal to 100% of the principal amount, plus accrued interest.
Pima B Bonds
In June 2008, the Pima Authority issued for TEP’s benefit, $130 million of its 2008 Series B tax-exempt variable rate IDBs (Pima B Bonds) due September 1, 2029. The 2008 Pima B Bonds are supported by a letter of credit (LOC) issued under the TEP 2008 Letter of Credit Facility. The LOC is secured by $132 million of 1992 Mortgage Bonds and expires April 30, 2011. The proceeds were used to redeem a corresponding principal amount of bonds previously issued by the Pima Authority for TEP’s benefit which TEP repurchased in 2005. TEP did not cancel the repurchased bonds, which remained outstanding under their respective indentures but were not reflected as debt on the balance sheet. As holder of the repurchased bonds being redeemed, TEP received the payment of the redemption price.
TEP deposited the redemption proceeds with the trustee for its 7.5% Collateral Trust Bonds. In August 2008, the deposit was applied to the payment of $128 million of principal plus $5 million of accrued interest on such bonds at maturity.
TEP was required to deposit these funds with the trustee pursuant to amendments dated May 30, 2008 to the TEP Credit Agreement and the 2008 TEP Letter of Credit Facility. These amendments allowed TEP to exclude the $128 million of Collateral Trust Bonds to be retired in August 2008 from Total Indebtedness for the calculation of its leverage ratio covenant at June 30, 2008.
TEP capitalized $1 million of costs related to the issuance of the 2008 Pima B Bonds and will amortize these costs through August 2029.
The 2008 Pima B Bonds accrue interest at a rate which resets weekly unless and until the interest rate mode is converted to another permitted interest rate mode, such as a term rate. The average weekly interest rate on TEP’s Pima B Bonds ranged from 0.50% to 8.25%, with an average rate of 2.03% for 2008. The peak weekly rate of 8.25% occurred in mid-September 2008, when the short-term debt markets began to experience significant disruptions related to the creditworthiness of several large financial institutions. As of December 31, 2008, the rate on this debt was 0.75%. TEP pays a remarketing fee of 10 basis points (bps) to the remarketing agent of the bonds, an LOC fee of 65 bps to the lenders, and an LOC issuing fee of 12.5 bps to the issuing bank.
1992 Mortgage
TEP’s 1992 Mortgage creates liens on and security interests in most of TEP’s utility plant assets, with the exception of Springerville Unit 2. San Carlos Resources Inc., a wholly-owned subsidiary of TEP, holds title to Springerville Unit 2. Utility Plant under Capital Leases is not subject to such liens or available to TEP creditors, other than the lessors. The net book value of TEP’s utility plant subject to the lien of the indenture was approximately $1 billion at December 31, 2008.
TEP CAPITAL LEASE OBLIGATIONS
The terms of TEP’s capital leases are as follows:
•	The Sundt Lease has an initial term to January 2011 and provides for renewal periods of two or more years through 2020.

•	The Springerville Common Facilities Leases have an initial term to December 2017 for one lease and January 2021 for the other two leases, subject to optional renewal periods of two or more years through 2025.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
•	The Springerville Unit 1 Leases have an initial term to January 2015 and provide for renewal periods of three or more years through 2030.

•	The Springerville Coal Handling Facilities Leases have an initial term to April 2015 and provide for one renewal period of six years, then additional renewal periods of five or more years through 2035.
TEP has agreed with the owners of Springerville Units 3 and 4 that, upon expiration of the Springerville Coal Handling Facilities and Common Leases, TEP will acquire the leased interest in the facilities at fixed prices of $120 million in 2015, $38 million in 2017, and $68 million in 2021. Upon such acquisitions by TEP, each of the owners of Unit 3 and Unit 4 have the obligation to purchase or continue renting from TEP a 17% and 14% interest, respectively, in such facilities. On or before the Sundt and Springerville Unit 1 Lease expiration dates, TEP will determine if it will purchase the assets at the fair market value or renegotiate the lease terms.
In January 2009, through scheduled lease payments, TEP reduced its capital lease obligation by $14 million.
Investments in Springerville Lease Debt and Equity
TEP held an undivided equity ownership interest in Springerville Unit 1 lease totaling $48 million at December 31, 2008 and at December 31, 2007. TEP held an investment in Springerville Unit 1 lease debt totaling $59 million at December 31, 2008 and $71 million at December 31, 2007. TEP also held an investment in Springerville Coal Handling Facilities lease debt totaling $20 million at December 31, 2008 and $34 million at December 31, 2007.
Springerville Common Lease Debt Refinancing
In 1985, TEP sold and leased back its undivided one-half ownership interest in the common facilities at the Springerville Generating Station. TEP refinanced the lease debt totaling $68 million in June 2006, and the leases were amended to remove the requirement that the notes be periodically refinanced to avoid the occurrence of a special event of loss. The lease debt now matures when the leases expire. Interest is payable at LIBOR plus 1.5% through 2009. Thereafter, the spread over LIBOR increases by 0.125% every three years, to 2% by June 2018. Prior to the refinancing, the interest rate was LIBOR plus 4%. The refinancing had no impact on the Springerville Common Facilities capital lease obligation or asset.
A portion of the rent payable by TEP pursuant to the Springerville Common Facilities Leases is determined by the amount of interest payable on the underlying floating rate lease debt. In June 2006, TEP entered into an interest rate swap to hedge a portion of the interest rate risk associated with the portion of rent determined by the interest rate on this debt. This swap has the effect of fixing the interest portion of rent at a rate of 7.27% on a portion of the principal balance, which was $35 million as of December 31, 2008. The interest rate swap has been recorded by TEP as a cash flow hedge for financial reporting purposes. See Note 4.
UNS ELECTRIC LONG-TERM DEBT
In August, 2008, UNS Electric issued $100 million of senior unsecured debt; $50 million at 6.5%, due 2015 and $50 million at 7.1%, due 2023 (UNS Electric 2008 Long-Term Debt). The UNS Electric Long-Term Debt is guaranteed by UES. The notes may be prepaid with a make-whole call premium reflecting a discount rate equal to an equivalent maturity U.S. Treasury security yield plus 50 basis points.
UNS Electric used $60 million of the proceeds to repay its 7.61% senior unsecured notes that matured on August 11, 2008. The remaining proceeds were used to repay UNS Electric’s outstanding borrowings under the UNS Gas/UNS Electric Revolver and for general corporate purposes. UNS Electric capitalized $1 million of costs related to the issuance of the debt and will amortize these costs over the life of the debt.
The UNS Electric Long-Term Debt contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments and incurrence of indebtedness. As of December 31, 2008, UNS Electric was in compliance with the covenants.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
UNS Electric must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Electric may, without meeting these tests, refinance existing debt and incur up to $5 million in short-term debt.
UNS GAS LONG-TERM DEBT
UNS Gas has $100 million of senior unsecured notes outstanding, consisting of $50 million of 6.23%, due August 2011, and $50 million of 6.23%, due August 2015. The notes may be prepaid with a make-whole call premium reflecting a discount rate equal to an equivalent maturity U.S. Treasury security yield plus 50 basis points. UES guarantees the notes.
UNS Gas must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. UNS Gas may refinance existing debt and incur up to $7 million in short-term debt.
The note purchase agreement contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments and incurrence of indebtedness. As of December 31, 2008, UNS Gas was in compliance with the terms of its note purchase agreement.
DEBT MATURITIES
Long-term debt, including term loan payments, revolving credit facilities classified as long-term, and capital lease obligations mature on the following dates:

	TEP
	Variable
	Rate IDBs	TEP	TEP
	Supported	Scheduled	Capital
	by Letters	Debt	Lease	TEP	UNS	UNS	UniSource
	of Credit	Retirements	Obligations	Total	Gas	Electric	Energy	Total
	- Millions of Dollars -
2009	$—	$—	$63	$63	$—	$—	$6	$69
2010	—	—	92	92	—	—	6	98
2011	459	—	107	566	50	8	46	670
2012	—	—	118	118	—	—	—	118
2013	—	—	122	122	—	—	—	122

Total 2009 – 2013	459	—	502	961	50	8	58	1,077
Thereafter	—	445	304	749	50	100	150	1,049
Less: Imputed Interest	—	—	(274)	(274)	—	—	—	(274)

Total	$459	$445	$532	$1,436	$100	$108	$208	$1,852

TEP’s Variable Rate IDBs are backed by a $341 million LOC issued pursuant to TEP’s Credit Agreement which expires in August 2011 and TEP’s $132 million Letter of Credit Facility which expires in April 2011. Although the Variable Rate IDBs mature between 2018 and 2029, the above table reflects a redemption or repurchase of such bonds in 2011 as though the LOCs terminate without replacement upon expiration of the TEP Credit Agreement.
Effective with commercial operation of Springerville Unit 3 in July 2006, Tri-State is reimbursing TEP for various operating costs related to the common facilities on an ongoing basis, including 14% of the Springerville Common Lease payments and 17% of the Springerville Coal Handling Facilities Lease payments. TEP remains the obligor under these capital leases, and Capital Lease Obligations do not reflect any reduction associated with this reimbursement. Lease expenses reimbursed by Tri-State were $7 million in each of 2008 and 2007 and $3 million in 2006.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
UNISOURCE ENERGY CREDIT AGREEMENT
The UniSource Energy Credit Agreement consists of a $30 million amortizing term loan facility and a $70 million revolving credit facility and matures in August 2011. UniSource Energy’s obligations under the UniSource Credit Agreement are secured by a pledge of the capital stock of Millennium, UES and UED.
At December 31, 2008 the following balances were outstanding:

		Long-
	Current	Term		Current	Long-
	Liabilities	Debt	Total	Liabilities	Term Debt	Total
	-Millions of Dollars-
	December 31, 2008			December 31, 2007
Revolver	$—	$43	$43	$—	$20	$20

Term Loan	$6	$9	$15	$6	$15	$21

Weighted Average Interest Rate on the Revolver	—	2.48%	2.48%	—	6.27%	6.27%

We have included the revolver borrowings in Long-Term Debt as UniSource Energy has the ability and the intent to have outstanding borrowings for the next twelve months. In January 2009, UniSource Energy repaid $1 million under its revolving credit facility.
Principal payments of $1.5 million on the outstanding term loan are due quarterly, with the balance due at maturity. We have the option of paying interest on the term loan and on borrowings under the revolving credit facility at adjusted LIBOR plus 1.25% or the sum of the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate and 0.25%.
The UniSource Energy Credit Agreement restricts additional indebtedness, liens, mergers, sales of assets, and certain investments and acquisitions. We must also meet: (1) a minimum cash flow to interest coverage ratio for UniSource Energy on a standalone basis and (2) a maximum leverage ratio on a consolidated basis. In September 2008, as a result of higher than expected fuel and purchased power costs, UniSource Energy amended the UniSource Energy Credit Agreement to provide more flexibility to meet the leverage ratio test for the next four calendar quarters, ending June 30, 2009. In February 2009, the leverage test in the UniSource Energy Credit Agreement was further amended through August 2011. The leverage ratio is calculated as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). As of December 31, 2008, UniSource Energy was in compliance with the terms of its credit agreement.
UniSource Energy may pay dividends if, after giving effect to the dividend payment, it has more than $15 million of unrestricted cash and unused revolving credit.
TEP CREDIT AGREEMENT
The TEP Credit Agreement consists of a $150 million revolving credit facility, and a $341 million LOC facility which supports $329 million of tax-exempt Variable Rate IDBs. The TEP Credit Agreement matures in August 2011 and is secured by $491 million of Mortgage Bonds issued under the 1992 Mortgage which creates a lien on and security interest in most of TEP’s utility plant assets.
Interest rates and fees under the TEP Credit Agreement are based on a pricing grid tied to TEP’s credit ratings. Letter of credit fees are 0.45% per annum and amounts drawn under a letter of credit would bear interest at LIBOR plus 0.45% per annum. TEP has the option of paying interest on borrowings under the revolving credit facility at LIBOR plus 0.45% or the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate.
The TEP Credit Agreement restricts additional indebtedness, liens, sale of assets and sale-leaseback agreements. The TEP Credit Agreement also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UniSource Energy.
In September 2008, as a result of higher than expected fuel and purchased power costs, TEP amended the TEP Credit Agreement, to provide more flexibility to meet the leverage ratio test for the next four calendar quarters, ending June 30, 2009. The leverage ratio is calculated as the ratio of consolidated total indebtedness to EBITDA. As of December 31, 2008, TEP was in compliance with all the terms of its credit agreement.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2008, TEP had $10 million in loans outstanding under its revolving credit facility at an interest rate of 0.91% and $1 million outstanding in letters of credits. As of December 31, 2007, TEP had $10 million outstanding under this facility. The revolving loan balances are included in Current Liabilities in the UniSource Energy and TEP balance sheets. The outstanding Letters of Credit are off-balance sheet obligations of TEP.
TEP Letter of Credit Facility
In April 2008, TEP entered into a three-year $132 million letter of credit and reimbursement agreement (2008 TEP Letter of Credit Facility). The 2008 TEP Letter of Credit Facility supports $130 million aggregate principal amount of variable rate tax-exempt IDBs that were issued on behalf of TEP in June 2008. (See Pima B Bonds above).
Interest rates and fees under the 2008 TEP Letter of Credit Facility are based on a pricing grid tied to TEP’s credit ratings. Based on TEP’s current credit ratings, the letter of credit fees are 0.65% per annum during the first two years and 0.775% in the third year.
The TEP Letter of Credit Facility contains substantially the same restrictive covenants as the TEP Credit Agreement described above. As of December 31, 2008, TEP was in compliance with all the terms of the TEP Letter of Credit Facility.
UNS GAS/UNS ELECTRIC CREDIT AGREEMENT
The UNS Gas/UNS Electric Revolver is a $60 million revolving credit facility which matures in August 2011. Either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, so long as the combined amount borrowed does not exceed $60 million. UNS Gas is only liable for UNS Gas’ borrowings, and similarly, UNS Electric is only liable for UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver. UES guarantees the obligations of both UNS Gas and UNS Electric.
UNS Gas and UNS Electric each have the option of paying interest at LIBOR plus 1.0% or the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate.
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets. The UNS Gas/UNS Electric Revolver also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. As of December 31, 2008, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver.
The borrowings under the UNS Gas/UNS Electric Revolver were as follows:

	UNS	UNS	UNS	UNS
	Gas	Electric	Gas	Electric
	-Millions of Dollars-
	December 31, 2008		December 31, 2007
Balance on the Revolver	$—	$8	$—	$26

Weighted Average Interest Rate	—	1.5%	—	5.89%

Outstanding Letters of Credit	$10	$7	$10	$—

At December 31, 2008 and December 31, 2007, UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver were excluded from Current Liabilities and presented as Long-Term Debt, as UNS Electric has the ability and the intent to keep the borrowings outstanding under the UNS Gas/UNS Electric Revolver for the next twelve months. The outstanding letters of credit support power and gas purchases and hedges and are off-balance sheet obligations for UNS Gas and UNS Electric.
In February 2009, UNS Electric repaid $4 million under the UNS Gas/UNS Electric Revolver.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE
The fair value of a financial instrument is the market price that would be received to sell an asset or transfer a liability at the measurement date. We use the following methods and assumptions for estimating the fair value of our financial instruments:
•	The carrying amounts of our current assets and liabilities, including Current Maturities of Long-Term Debt and amounts outstanding under our credit agreements, approximate their fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below.
•	Investments in Lease Debt and Equity: TEP calculated the present value of remaining cash flows at the balance sheet date using current market rates with similar characteristics with respect to credit rating and time-to-maturity. In 2008, we also incorporated the impact of counterparty credit risk using market credit default swap data.
•	Fixed Rate Long-Term Debt: UniSource Energy and TEP used quoted market prices, where available, or calculated the present value of remaining cash flows at the balance sheet date using current market rates for bonds with similar characteristics with respect to credit rating and time-to-maturity. In 2008, we also incorporate the impact of our own credit risk using a credit default swap rate when determining the fair value of fixed rate long-term debt.
•	Variable Rate Long-Term Debt: TEP considers the principal amounts of variable rate debt outstanding to be reasonable estimates of their fair value. In 2008, the fair value of variable rate long-term debt has also been adjusted for credit risk using a credit default swap rate.
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts.
The amount recorded in the balance sheet (carrying value) and the estimated fair values of our financial instruments included the following:

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	-Millions of Dollars-
Assets:
TEP Investment in Lease Debt and Equity	$127	$144	$153	$157
Liabilities:
Fixed Rate Long-Term Debt
UniSource Energy	350	339	310	319
TEP	445	322	492	498
Variable Rate Long-Term Debt
UniSource Energy	66	66	67	67
TEP	459	441	329	329
See Note 7 for a description of TEP’s investment in Springerville Lease Debt and Equity. TEP intends to hold the $79 million investment in Springerville Lease Debt Securities to maturity (Springerville Coal Handling Facilities lease debt totaling $20 million matures through July 1, 2011, and Springerville Unit 1 lease debt totaling $59 million matures through January 1, 2013). This investment is stated at amortized cost, which means the purchase cost has been adjusted for the amortization of the premium and discount to maturity.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 9. STOCKHOLDERS’ EQUITY
DIVIDEND LIMITATIONS
UniSource Energy
In February 2009, UniSource Energy declared a first quarter dividend to shareholders of $0.29 per share of UniSource Energy Common Stock. The dividend, totaling approximately $10 million, will be paid on March 9, 2009 to common shareholders of record as of February 24, 2009. In 2008, UniSource Energy paid quarterly dividends to the shareholders of $0.24 per share, for a total of $0.96 per share, or $34 million for the year. In 2007, UniSource Energy paid quarterly dividends to the shareholders of $0.225 per share, for a total of $0.90 per share, or $32 million, for the year. During 2006, UniSource Energy paid quarterly dividends to the shareholders of $0.21 per share, for a total of $0.84 per share, or $29 million, for the year.
In 2008, UniSource Energy’s dividend to the shareholders of $34 million exceeded its retained earnings. As a result, we recorded dividends of $14 million against retained earnings and dividends of $20 million against common stock. UniSource Energy has no additional paid-in capital. Such dividends do not represent a return of capital dividend for income tax purposes.
Our ability to pay cash dividends on Common Stock outstanding depends, in part, upon cash flows from our subsidiaries: TEP, UES, Millennium and UED, as well as compliance with various debt covenant requirements. As of December 31, 2008, we complied with the terms of all such debt covenant requirements.
TEP
TEP paid dividends of $3 million in 2008, $53 million in 2007, and $62 million in 2006. UniSource Energy is the holder of TEP’s common stock. TEP met the requirements discussed below before paying these dividends.
In December 2007, UniSource Energy contributed $18 million of capital to TEP.
Bank Credit Agreement
TEP’s Credit Agreement as of August 2006 allows TEP to pay dividends as long as TEP complies with the agreement and certain financial covenants including quarterly limits on the ratio of total indebtedness to total earnings before interest expense/income, income taxes and non-cash items. TEP is in compliance with these covenants.
Federal Power Act
This Act states that dividends shall not be paid out of funds properly included in capital accounts. TEP’s 2008, 2007 and 2006 dividends were paid from current year earnings.
UNS Gas and UNS Electric
Restrictions placed on UNS Gas and UNS Electric limit UES’ ability to pay dividends. The 2003 UES Settlement Agreement limits UNS Gas and UNS Electric’s ability to pay dividends of no more than 100% of its earnings to UniSource Energy. Additionally, the terms of the senior unsecured note agreements entered into by both UNS Gas and UNS Electric contain dividend restrictions. See Note 7. UES did not pay any dividends to UniSource Energy in 2008, 2007 or 2006.
UES made capital contributions to UNS Electric of less than $0.5 million in 2008.
UniSource Energy made no capital contributions to UNS Electric in 2008 and $10 million in 2007.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Millennium and UED
Millennium paid dividends of $25 million to UniSource Energy in 2008 and $15 million in 2007. Millennium did not pay dividends to UniSource Energy in 2006. UED paid dividends to UniSource Energy of $0.5 million in 2008. No dividend payments were made in 2007 or 2006. Millennium and UED have no dividend restrictions.
In December 2008, UniSource Energy contributed $59 million in capital to UED by canceling an intercompany promissory note in the amount of $59 million. Borrowings under the promissory note were used to finance the development of BMGS.
UNISOURCE ENERGY SHAREHOLDER RIGHTS PLAN
In March 1999, UniSource Energy adopted a Shareholder Rights Plan. As of April 1, 1999, each Common Stock shareholder receives one Right for each share held. Each Right initially allows shareholders to purchase UniSource Energy’s Series X Preferred Stock at a specified purchase price. However, the Rights are exercisable only if a person or group (the “acquirer”) acquires or commences a tender offer to acquire 15% or more of UniSource Energy Common Stock. Each Right would entitle the holder (except the acquirer) to purchase a number of shares of UniSource Energy Common or Preferred Stock (or, in the case of a merger of UniSource Energy into another person or group, common stock of the acquiring person) having a fair market value equal to twice the specified purchase price. At any time until any person or group has acquired 15% or more of the Common Stock, UniSource Energy may redeem the Rights at a redemption price of $0.001 per Right. The Rights trade automatically with the Common Stock when it is bought and sold. The Rights expire on March 31, 2009.
NOTE 10. INCOME TAXES
A reconciliation of the federal statutory income tax rate to each company’s effective income tax rate is as follows:

	UniSource Energy			TEP
	Years Ended December 31,
	2008	2007	2006	2008	2007	2006
	-Millions of Dollars-

Federal Income Tax Expense at Statutory Rate	$11	$34	$40	$5	$31	$38
State Income Tax Expense, Net of Federal Benefit	1	5	5	1	4	5
Depreciation Differences (Flow Through Basis)	2	3	2	2	3	2
San Juan Generating Station Environmental Penalties	3	—	—	3	—	—
Federal/State Tax Credits	(3)	(2)	(2)	(3)	(2)	(2)
Other	3	(1)	(1)	3	—	(1)

Total Federal and State Income Tax Expense (before Discontinued Operations)	$17	$39	$44	$11	$36	$42

In 2008, the effective tax rate is 55% for UniSource Energy and 71% for TEP compared to a combined federal and state statutory effective tax rate of 39.6%. In 2008, it was determined that the environmental penalties at San Juan Generating Station would never be deductible for income tax purposes. As a result, an additional $3 million of tax expense was recognized in 2008 for penalties incurred in the current and prior years. Other items included in GAAP expense which will never be deductible for tax were offset by the recognition of income tax credits.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income tax expense included in the income statements consists of the following:

	UniSource Energy			TEP
	Years Ended December 31,
	2008	2007	2006	2008	2007	2006
	-Millions of Dollars-
Current Tax Expense
Federal	$(17)	$14	$37	$(12)	$22	$32
State	(2)	3	12	(1)	6	10

Total	(19)	17	49	(13)	28	42

Deferred Tax Expense (Benefit)
Federal	34	20	—	23	9	5
State	2	2	(5)	1	(1)	(5)

Total	36	22	(5)	24	8	—

Total Federal and State Income Tax Expense (before Discontinued Operations)	17	39	44	11	36	42
Tax on Discontinued Operations	—	—	(2)	—	—	—

Total Federal and State Income Tax Expense (including Discontinued Operations)	$17	$39	$42	$11	$36	$42

We record deferred income tax assets and liabilities for amounts that will increase and decrease, respectively, income taxes on future tax returns. We consider it more likely than not that all the deferred tax assets will be used on a tax return. Consequently, we have not recorded a valuation allowance to reduce our deferred tax assets.
The significant components of deferred income tax expenses and liabilities consist of the following:

	UniSource Energy		TEP
	December 31,		December 31,
	2008	2007	2008	2007
	-Millions of Dollars-
Gross Deferred Income Tax Assets
Capital Lease Obligations	$209	$230	$209	$230
Customer Advances and Contributions in Aid of Construction	40	39	26	26
Alternative Minimum Tax Credit	49	38	35	24
Accrued Postretirement Benefits	24	25	24	25
Emission Allowance Inventory	13	14	12	12
Other	39	40	27	27

Gross Deferred Income Tax Assets	374	386	333	344

Gross Deferred Income Tax Liabilities
Plant — Net	(390)	(363)	(357)	(340)
Capital Lease Assets — Net	(61)	(71)	(61)	(71)
Regulatory Asset — Income Taxes Recoverable Through Future Revenues	(8)	(12)	(8)	(12)
1999 Transition Recovery Asset	—	(9)	—	(9)
Pensions	(7)	(4)	(8)	(5)
Deferred Lease Payment	(6)	(6)	(6)	(6)
Other	(19)	(11)	(13)	(6)

Gross Deferred Income Tax Liabilities	(491)	(476)	(453)	(449)

Net Deferred Income Tax Liabilities	$(117)	$(90)	$(120)	$(105)

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The balance sheets display the net deferred income tax liability as follows:

	UniSource Energy		TEP
	December 31,		December 31,
	2008	2007	2008	2007
	-Millions of Dollars-

Deferred Income Taxes — Current Assets	$61	$60	$60	$59
Deferred Income Taxes — Noncurrent Liabilities	(178)	(150)	(180)	(164)

Net Deferred Income Tax Liability	$(117)	$(90)	$(120)	$(105)

Deferred Income Tax Assets — Current at December 31, 2008 and 2007 for UniSource Energy includes $3 million of deferred tax assets related to losses of a foreign investment held by a Millennium subsidiary. Management plans to dispose of its investment in the foreign joint venture and recognize the deferred losses on UniSource Energy’s federal and state income tax returns. This recognition on filed tax returns will allow for realization of the deferred tax asset. If management is unable to complete its plans to dispose of the joint venture, UniSource Energy may be required to write off the deferred tax asset of $3 million.
UniSource Energy and TEP have net operating loss carryforwards in the states of Arizona and New Mexico. Deferred tax assets at December 31, 2008 reflect $43 million of state net operating losses at UniSource Energy and $28 million at TEP which are expected to be used before the carryforward period expires in 2013. Deferred tax assets also include $2 million of federal and state capital loss carryforward at UniSource Energy expiring in 2010 and 2011. Management expects to use these losses on filed tax returns before they expire.
Management believes that based on its historical pattern of taxable income, UniSource Energy will produce sufficient income in the future to realize its deferred income tax assets. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. No valuation allowance has been recorded to reduce the balance in deferred tax assets since management believes it is more likely than not that UniSource Energy will be able to recognize the tax deductions on future returns.
As of December 31, 2008, UniSource Energy’s balance sheet reflects income taxes receivable of $13 million. This balance includes $16 million of alternative minimum tax paid with the 2006 federal return which will be refunded through a carryback of 2008 net operating income tax losses of $77 million. This receivable is offset by amounts due to tax authorities for audit adjustments carried over from prior years.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Uncertain Tax Positions
UniSource Energy and TEP adopted Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) as of January 1, 2007. FIN 48 requires us to determine whether it is “more likely than not” that we will sustain a tax position under examination. Each tax position is measured to determine the amount of benefit to recognize in the financial statements. The amount of unrecognized tax benefit reported by UniSource Energy, all of which is recorded at TEP, was $20 million at December 31, 2008 and $12 million at December 31, 2007. The amount recorded by UniSource Energy and TEP on January 1, 2007 when FIN 48 was adopted was $13 million. The following table shows the changes in unrecognized tax benefits of UniSource Energy and TEP:

	December 31,
	2008	2007

Unrecognized Tax Benefits, beginning of year	$12	$13
Additions based on tax positions taken in the current year	6	—
Reductions based on tax positions taken in the current year	—	—
Additions based on tax positions taken in the prior year	3	—
Reductions based on tax positions taken in the prior year	(1)	(1)

Unrecognized Tax Benefits, end of year	$20	$12

Unrecognized tax benefits which, if recognized, would reduce the effective tax rate, were $1 million at December 31, 2008 for both UniSource Energy and TEP. There were no significant amounts of such unrecognized tax benefits at December 31, 2007.
The $8 million increase in the balance of unrecognized tax benefits from 2007 to 2008 relates to $6 million of tax benefit attributable to tax positions taken in 2008 which may not be sustainable, plus $3 million of tax positions taken in prior years which are now uncertain based on additional guidance issued by the Internal Revenue Service (IRS) in 2008, offset by the recognition of $1 million of previously uncertain tax benefits from prior years. The balance in unrecognized tax benefits could increase in the next twelve months as a result of the ongoing IRS audits, but the amount of the increase cannot be determined.
TEP recognizes interest accrued related to unrecognized tax benefits in Other Interest Expense in the income statements. In September 2008, the statute of limitations expired for the 2004 tax year. As a result of the closure of the statute, TEP reversed $1 million of previously recorded interest expense associated with uncertain tax positions. No interest expense was recognized for 2008, $1 million was recognized in 2007. The balance of interest payable at December 31, 2008 is $1 million. No penalties have been recognized.
UniSource Energy and TEP have been audited by the IRS through tax year 2004. UniSource Energy and TEP are currently under audit by the IRS for 2005 for a limited issue related to the amount of indirect costs capitalized into the tax basis of assets, and is under audit for 2006. The 2005 audit continues from prior years and the 2006 audit began in late 2008. No material adjustments have been proposed by the IRS for either year, but UniSource Energy and TEP have recorded a current liability of $3 million for taxes and interest for issues agreed to in prior years which have been accepted by the IRS as affecting 2005 and 2006. We are unable to determine when the audits will be completed. UniSource Energy and TEP are not currently under audit by any state tax agencies.
Other Tax Matters
On its 2002 tax return, TEP filed for an automatic change in accounting method relating to the capitalization of indirect costs to the production of electricity and self-constructed assets. We also used the new accounting method on the 2003 and 2004 returns for TEP, UNS Gas and UNS Electric. In 2005, the Internal Revenue Service issued a ruling limiting the ability of electric and gas utilities to use the new accounting method. Based on settlement guidelines issued by the IRS in March 2007, this issue has been settled with the IRS. In December 2007, TEP recorded the effect of the settlement by recognizing $2 million of interest income. In 2008, UniSource Energy received a $16 million refund of taxes and interest, of which $15 million related to TEP. The refunds have no income statement impact to UniSource Energy or TEP.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 11. EMPLOYEE BENEFIT PLANS
PENSION BENEFIT PLANS
TEP, UNS Gas and UNS Electric maintain noncontributory, defined benefit pension plans for substantially all regular employees and certain affiliate employees. Employees receive benefits based on their years of service and average compensation. TEP, UNS Gas and UNS Electric fund the plans by contributing at least the minimum amount required under Internal Revenue Service regulations.
We recognize the underfunded status of our defined benefit pension plans as a liability on our consolidated balance sheets. The underfunded status is measured as the difference between the fair value of the plans assets and the projected benefit obligation for pension plans. We recognize a regulatory asset to the extent these future costs are probable of recovery in rates. In December 2008, as a result of the 2008 TEP Rate Order, TEP reapplied FAS 71 to its generation operations. Accordingly, TEP reclassified pension amounts related to its generation operations, previously recognized in AOCI, to a regulatory asset.
TEP also provides supplemental retirement benefits to certain employees whose benefits are limited by IRS benefit or compensation limitations. Changes in benefit obligations are recognized as a component of AOCI.
Pension Contributions
The Pension Protection Act of 2006 (The Pension Act) establishes minimum funding targets for pension plans beginning in 2008. A plan’s funding target is the present value of all benefits accrued or earned as of the beginning of the plan year. While the annual targets are not legally required, if a plan does not meet the annual funding targets, the plan’s benefit payment options are limited and a funding deficiency notice must be sent to all plan participants. All TEP, UNS Gas and UNS Electric plans are in compliance with The Act.
In 2009, to meet the funding requirements of The Pension Act, TEP expects to contribute $16 million and UNS Gas and UNS Electric expect to contribute a total of $2 million to the pension plans.
OTHER POSTRETIREMENT BENEFIT PLANS
TEP provides limited health care and life insurance benefits for retirees. All regular employees may become eligible for these benefits if they reach retirement age while working for TEP or an affiliate. UNS Gas and UNS Electric provide postretirement medical benefits for current retirees and a small group of active employees. In the 2008 TEP Rate Order, the ACC authorized accrual basis recovery of other postretirement benefit plan costs based on a commitment to fund the plan. TEP, UNS Gas and UNS Electric now record changes in their other postretirement obligation, not yet reflected in net periodic benefit cost, as a regulatory asset, as such amounts are probable of future recovery in rates. Amounts previously recorded in AOCI have been reclassified to a regulatory asset.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The pension and other postretirement benefit related amounts (excluding tax balances) included in the UniSource Energy balance sheet are:

			Other Postretirement
	Pension Benefits		Benefits
	Years Ended December 31,
	2008	2007	2008	2007
	-Millions of Dollars-
Regulatory Pension Asset included in Other Regulatory Assets	$105	$16	$7	$—
Accrued Benefit Liability included in Accrued Employee Expenses	—	—	(4)	(4)
Accrued Benefit Liability included in Pension and Other Postretirement Benefits	(95)	(16)	(63)	(60)
Accumulated Other Comprehensive Loss	3	10	—	6

Net Amount Recognized	$13	$10	$(60)	$(58)

The table above includes accrued pension benefit liabilities for UNS Gas and UNS Electric of approximately $7 million and $3 million, at December 31, 2008 and 2007 respectively, and a postretirement benefit liability of $1 million for UNS Gas and UNS Electric, for each period presented.
The balance remaining in AOCI of $3 million relates to the TEP supplemental executive retirement plan.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
OBLIGATIONS AND FUNDED STATUS
In accordance with FAS 158, we measured the actuarial present values of all pension benefit obligations and other postretirement benefit plans at December 31, 2008. In 2007, the measurement date was December 1. As a result of the change in the measurement date, we recorded a loss of less than $1 million to retained earnings. The tables below include TEP, UNS Gas and UNS Electric plans. The change in projected benefit obligation and plan assets and reconciliation of the funded status are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Years Ended December 31,
	2008	2007	2008	2007
	-Millions of Dollars-
Change in Projected Benefit Obligation
Benefit Obligation at Beginning of Year	$209	$218	$65	$66
Actuarial (Gain) Loss	13	(17)	—	(1)
Interest Cost	14	13	4	4
Service Cost	7	8	2	2
Measurement Date Change	1	—	—	—
Amendments	(2)	—	—	(3)
Benefits Paid	(12)	(13)	(4)	(3)

Projected Benefit Obligation at End of Year	230	209	67	65

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	193	176	—	—
Actual (Loss) Return on Plan Assets	(57)	20	—	—
Benefits Paid	(12)	(13)	(4)	(4)
Employer Contributions	10	10	4	4
Measurement Date Change	1	—	—	—

Fair Value of Plan Assets at End of Year	135	193	—	—

Funded Status at End of Year	$(95)	$(16)	$(67)	$(65)

The table above includes pension benefit obligations for UNS Gas and UNS Electric of approximately $7 million and $3 million, at December 31, 2008 and 2007 respectively, plan assets of $5 million and a postretirement benefit liability of $1 million, for UNS Gas and UNS Electric, for each period presented.
The following table provides the components of UniSource Energy’s regulatory assets and accumulated other comprehensive loss that have not been recognized as components of net periodic benefit cost as of December 31, 2008:

		Other
	Pension	Postretirement
	Benefits	Benefits
	-Millions of Dollars-
Net Loss	$105	$13
Prior Service Cost (Benefit)	3	(6)

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The accumulated benefit obligation for all defined benefit pension plans was $198 million at December 31, 2008 and $180 million at December 31, 2007. Changes in actuarial assumptions including a decrease in the discount rate impacted the accumulated benefit obligation.

	December 31,
	2008	2007
	-Millions of Dollars-
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets:
Projected Benefit Obligation at End of Year	$230	$10
Accumulated Benefit Obligation at End of Year	198	7
Fair Value of Plan Assets at End of Year	135	—
At December 31, 2008, all UniSource Energy defined benefit pension plans had accumulated benefit obligations in excess of plan assets. At December 31, 2007, only TEP’s supplemental executive retirement plan, which is unfunded, had an accumulated benefit obligation in excess of plan assets.
The components of net periodic benefit costs are as follows:

				Other Postretirement
	Pension Benefits			Benefits
	Years Ended December 31,
	2008	2007	2006	2008	2007	2006
	-Millions of Dollars-
Service Cost	$7	$8	$7	$2	$2	$2
Interest Cost	14	13	12	4	4	4
Expected Return on Plan Assets	(16)	(14)	(13)	—	—	—
Prior Service Cost Amortization	2	1	2	(2)	(2)	(1)
Recognized Actuarial Loss	—	2	3	1	1	1

Net Periodic Benefit Cost	$7	$10	$11	$5	$5	$6

A portion of the net periodic benefit cost was capitalized as a cost of construction and the remainder was included in Other Operating and Maintenance costs.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The changes in plan assets and benefit obligations recognized as regulatory assets or in AOCI are as follows:

	Pension Benefits
	2008		2007		2006
	Regulatory		Regulatory		Regulatory
	Asset	AOCI	Asset	AOCI	Asset	AOCI
	-Millions of Dollars-

Current Year Actuarial (Gain) Loss	$85	$1	$(16)	$(6)	$—	$—
Amortization of Actuarial Gain (Loss)	—	—	(1)	(1)	—	—
Prior Service (Cost) Amortization	(2)	—	(1)	(1)	—	—
Plan Amendments	(2)	—	—	—	—	—
Reclassification from AOCI to Regulatory Asset	8	(8)	—	—	—	—
Change in Additional Minimum Liability	—	—	—	—	4	(23)

Total Recognized	$89	$(7)	$(18)	$(8)	$4	$(23)

	Other Postretirement Benefits
	2008		2007	2006
	Regulatory
	Asset	AOCI	AOCI	AOCI
	-Millions of Dollars-

Current Year Actuarial (Gain) Loss	$—	$—	$(1)	$—
Amortization of Actuarial Gain (Loss)	(1)	—	(1)	—
Prior Service (Cost) Amortization	2	—	2	—
Change in Additional Minimum Liability	—	—	(2)	—
Reclassification from AOCI to Regulatory Asset	6	(6)	—	—

Total Recognized	$7	$(6)	$(2)	$—

For all pension plans, we amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan. We will amortize $7 million estimated net loss and less than $1 million prior service cost from other regulatory assets or AOCI into net periodic benefit cost in 2009. The estimated net loss and prior service benefit for the defined benefit postretirement plans that will be amortized from other regulatory assets into net periodic benefit cost in 2009 are $1 million and $2 million, respectively.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Other Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
Weighted-Average Assumptions Used to Determine Benefit Obligations as of the Measurement Date
Discount Rate	6.3%	6.6 - 6.8%	6.5%	6.5%
Rate of Compensation Increase	3.0 – 5.0%	3.0 – 5.0%	N/A	N/A

			Other Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount Rate	6.6 – 6.8%	5.9%	6.5%	5.6 – 5.8%
Rate of Compensation Increase	3.0 – 5.0%	3.0 – 5.0%	N/A	N/A
Expected Return on Plan Assets	7.75- 8.3%	8.3%	N/A	N/A
Net periodic benefit cost for the other postretirement benefit plan was remeasured as of January 1, 2007 to reflect the plan amendment communicated to plan participants on January 2, 2007. A discount rate of 5.6% was used for the January 2007 portion of the expense, while a discount rate of 5.8% was used for the remaining eleven months.
Net periodic benefit cost is subject to various assumptions and determinations, such as the discount rate, the rate of compensation increase, and the expected return on plan assets. We estimated the expected return on plan assets based on a review of the plans’ asset allocations. We also consulted with a third-party investment consultant and the plans’ actuary who consider factors such as:
•	market and economic indicators
•	historical market returns
•	correlations and volatility
•	central banks’ and government treasury departments’ forecasts and objectives, and
•	recent professional or academic research.
Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as net periodic benefit cost.

	December 31,
	2008	2007
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Next Year	7.5%	8%
Ultimate Health Care Cost Trend Rate Assumed	5%	5%
Year that the Rate Reaches the Ultimate Trend Rate	2017	2013

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assumed health care cost trend rates significantly affect the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the December 31, 2008 amounts:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
	-Millions of Dollars-
Effect on Total of Service and Interest Cost Components	$1	$(1)
Effect on Postretirement Benefit Obligation	4	(4)
PENSION PLAN ASSETS
TEP, UNS Gas and UNS Electric calculate the fair value of plan assets on December 31, the measurement date. The 2007 measurement date was December 1. Pension plan asset allocations, by asset category, were as follow:

			UNS Gas and UNS Electric
	TEP Plan Assets		Plan Assets
	December 31,	December 1,	December 31,	December 1,
	2008	2007	2008	2007
Asset Category
Equity Securities	51%	54%	67%	66%
Debt Securities	33%	27%	31%	—
Fixed Income Securities	—	—	—	33%
Real Estate	13%	10%	—	1%
Other	3%	9%	2%	—

Total	100%	100%	100%	100%

TEP’s investment policy for the pension plans targets exposure to the various asset classes in the following allocations: equity securities 50%, debt securities 30%, real estate 10%, and other 3%. TEP rebalances the portfolio when the portfolio allocation is not within the desired range of exposure. The plan seeks to provide returns in excess of a portfolio benchmark. TEP tracks the plan’s portfolio relative to the benchmark and provides quarterly investment reviews which consist of a performance and risk assessment on all investment managers and on the portfolio.
Investment managers for the plan may use derivative financial instruments for risk management purposes or as a part of their investment strategy. Currency hedges have also been used for defensive purposes. Real estate managers use leverage but it is limited by investment policy.
ESTIMATED FUTURE BENEFIT PAYMENTS
TEP expects to pay the following benefit payments, which reflect future service, as appropriate.

		Other
	Pension	Postretirement
	Benefits	Benefits
	-Millions of Dollars-
2009	$8	$5
2010	9	5
2011	10	6
2012	11	6
2013	12	6
Years 2014-2018	77	29
UNS Gas and UNS Electric expect to pay pension and postretirement benefits of approximately $4 million in 2009 through 2013 and $7 million in 2014 through 2018.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DEFINED CONTRIBUTION PLANS
TEP, UNS Gas and UNS Electric offer defined contribution savings plans to all eligible employees. The Internal Revenue Code identifies the plans as qualified 401(k) plans. Participants direct the investment of contributions to certain funds in their account which may include a UNS stock fund. TEP, UNS Gas, and UNS Electric match part of a participant’s contributions to the plans. TEP made matching contributions to these plans of approximately $4 million in each of 2008, 2007 and 2006. UNS Gas and UNS Electric made matching contributions of less than $0.5 million in each of 2008, 2007, and 2006.
NOTE 12. SHARE-BASED COMPENSATION PLANS
Under the 2006 Omnibus Stock and Incentive Plan, the Compensation Committee of the UniSource Energy Board of Directors may issue various types of share-based compensation, including stock options, restricted shares/units, and performance shares. The total number of shares which may be awarded under the Plan cannot exceed 2.25 million shares. At December 31, 2008, the total number of shares awarded under the 2006 Omnibus Stock and Incentive Plan was 0.7 million shares.
STOCK OPTIONS
In 2008, the Compensation Committee of the UniSource Energy Board of Directors granted 303,550 stock options to officers with an exercise price of $26.18. In 2007, the board granted 184,260 stock options to officers with an exercise price of $37.88. In 2006, the board granted 187,640 stock options to officers with an exercise price of $30.55.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the assumptions noted in the following table. The expected term of the stock option granted in 2008 was estimated using historical exercise data. The expected term of all other options granted in prior years was estimated using a “simplified” method which considers the 3 year vesting period and the contractual term. The risk-free rate is based on the rate available on a U.S. Treasury Strip with a maturity equal to the expected term of the option at the time of the grant. Expected volatility was based on historical volatility for UniSource Energy’s stock for the past 6 years, the expected term. The expected dividend yield on a share of stock was calculated using the historical dividend yield with the implicit assumption that current dividend yields will continue in the future.

	2008	2007	2006
Expected Term (years)	6	6	6
Risk-free Rate	3.1%	4.4%	4.97%
Expected Volatility	18.8%	20.2%	22.57%
Expected Dividend Yield	2.8%	2.4%	2.45%
Weighted-Average Grant-Date Fair Value of Options Granted During the Period	$4.23	$8.13	$7.38

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the stock option activity follows:

(Shares in Thousands)	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding, Beginning of Year	1,451	$21.21	1,388	$18.59	1,537	$16.75
Granted	304	$26.18	184	$37.88	187	$30.55
Exercised	(120)	$16.34	(120)	$16.56	(304)	$15.97
Forfeited	(33)	$29.24	(1)	$12.28	(32)	$25.14

Outstanding, End of Year	1,602	$22.36	1,451	$21.21	1,388	$18.59

Exercisable, End of Year	1,153	$19.50	1,139	$17.43	1,188	$16.49
Aggregate Intrinsic Value of Options Exercised ($000s)	$1,680		$2,226		$4,687

At December 31, 2008 ($000s)
Aggregate Intrinsic Value for Options Outstanding	$12,225
Aggregate Intrinsic Value for Options Exercisable	$12,225
Weighted Average Remaining Contractual Life of Outstanding Options	4.6 years
Weighted Average Remaining Contractual Life of Exercisable Options	3.1 years
A summary of stock options follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average	Number	Average
Range of	Shares	Contractual	Exercise	of Shares	Exercise
Exercise Prices	(000s)	Life	Price	(000s)	Price
$11.00 – $15.28	413	1.2 years	$14.13	413	$14.13
$17.44 – $18.84	524	3.0 years	$18.02	524	$18.02
$26.18. — $37.88	665	7.9 years	$30.88	216	$33.33
We summarize the status of nonvested stock options as of December 31, 2008, and changes during 2008 below:

	Number of Shares	Weighted-Average
Nonvested Shares	(000s)	Grant-Date Fair Value
Nonvested at January 1, 2008	312	$7.83
Granted	304	4.23
Vested	(134)	7.73
Forfeited	(33)	5.47

Nonvested at December 31, 2008	449	$5.60

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
RESTRICTED STOCK UNITS/AWARDS AND PERFORMANCE SHARES
Restricted Stock Units
Restricted stock and stock units are generally granted under the Plan to non-employee directors. Restricted stock is an award of Common Stock that is subject to forfeiture if the restrictions specified in the award are not satisfied. Stock units are a non-voting unit of measure that is equivalent to one share of Common Stock. The directors may elect to receive stock units in lieu of restricted stock. Restricted stock generally vests over periods ranging from one to three years and are payable in Common Stock. Stock units vest either immediately or over periods ranging from one to three years. The restricted stock units vest immediately upon death, disability, or retirement. In the January following the year the person is no longer a director, Common Stock shares will be issued for the vested stock units. Compensation expense equal to the fair market value on the grant date is recognized over the vesting period. Fully vested but undistributed stock unit awards accrue dividend equivalent stock units based on the fair market value of common shares on the date the dividend is paid. Compensation expense is recognized when dividends are paid.
In 2008, the Compensation Committee of the UniSource Energy Board of Directors granted the following stock units to non-employee directors:
•	February 2008 — 3,130 stock units at a weighted average fair value of $28.75 per share,
•	May 2008 — 18,448 stock units at a weighted average fair value of $31.71 per share, and
•	August 2008 — 1,400 stock units at a weighted average fair value of $32.15 per share.
In 2007, the Compensation Committee of the UniSource Energy Board of Directors granted 17,857 stock units at a weighted average fair value of $37.30 per share to non-employee directors. In 2006, we granted 17,151 stock units to non-employee directors at a weighted-average fair value of $30.76 per share on the grant date.
Performance Share Awards
In February 2008, the Compensation Committee of the UniSource Energy Board of Directors granted 49,120 performance share awards (targeted shares) to Officers at a grant date fair value, based on a Monte Carlo simulation, of $17.10 per share. The performance share awards will be paid out in shares of UniSource Energy Common Stock based on UniSource Energy’s performance over the performance period of January 1, 2008 through December 31, 2010. The performance criteria specified in the awards is determined based on targeted UniSource Energy Total Shareholder Return during the performance period compared to the Total Shareholder Return over the same period of an industry or peer group. The performance shares vest ratably over the performance period and any unearned awards are forfeited. Compensation expense equal to the fair value on the grant date is recognized over the vesting period if the requisite service period is fulfilled whether or not the threshold is received.
In March 2007, the Compensation Committee of the UniSource Energy Board of Directors granted 37,270 performance share awards (targeted shares) to certain officers at a grant date fair value of $35.56 per share (market price of $37.88 less the present value of expected dividends of $2.32). The performance share awards will be paid out in shares of UniSource Energy Common Stock based on UniSource Energy’s achievement of targeted Cumulative Cash Flow from Operations and Cumulative Diluted Earnings per Share over the performance period of January 1, 2007 through December 31, 2009.
In May 2006, 45,520 performance share awards (targeted shares) were granted to certain officers at a grant date fair value of $28.39 per share (market price of $30.55 less the present value of expected dividends of $2.16). The performance share awards will be paid out in shares of UniSource Energy Common Stock based on UniSource Energy’s achievement of targeted Cumulative Cash Flow from Operations and Cumulative Earnings per Share over the period of January 1, 2006 through December 31, 2008. The total number of shares that vested as of the end of the performance period was 12,325.
The performance criteria specified for the 2007 and 2006 awards is determined based on targeted UniSource Energy cumulative Cash Flow from Operations during the performance period, cumulative Earning per Share in 2006, and Diluted Earnings per Share in 2007. The performance shares vest ratably over the performance period and any unearned awards are forfeited. Compensation expense equal to the fair market value on the grant date less the present value of expected dividends is recognized over the vesting period if it is probable that the performance criteria will be met. Compensation expense is adjusted if the goals are not achieved.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Performance Shares		Restricted Stock Units
		Weighted-		Weighted-
		Average		Average
	Shares	Grant-Date	Shares	Grant-Date
	(000s)	Fair Value	(000s)	Fair Value
Non-vested at January 1, 2008	72	$31.77	20	$35.91
Granted	49	17.10	23	31.33
Vested	(12)	28.39	(20)	35.91
Forfeited	(42)	25.98	—	—

Non-vested at December 31, 2008	67	$25.23	23	$31.33

SHARE-BASED COMPENSATION EXPENSE (Stock Options, Performance Shares and Restricted Stock Units)
Annually during 2006 through 2008, TEP recorded share-based compensation expense of $2 million. UniSource Energy recorded share-based compensation expense of $3 million in 2008 and 2007 and $2 million in 2006. The actual tax deduction realized from the exercise of share-based payment arrangements totaled $1 million for 2008, $0.5 million in 2007, $2 million in 2006. We capitalize a portion share-based compensation costs as a cost of construction.
At December 31, 2008, the total unrecognized compensation cost related to non-vested share-based compensation was $2 million, which will be recorded as compensation expense over the remaining vesting periods through February 2011. The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at December 31, 2008 was 2 million.
2009 SHARE-BASED COMPENSATION AWARDS
In February 2009, the Compensation Committee of the UniSource Energy Board of Directors granted 248,760 stock options to officers with an exercise price of $26.11 and 62,190 performance share awards (targeted shares) at a grant date fair value, based on a Monte Carlo Simulation of $21.62 per share. The performance share awards will be paid out in shares of UniSource Energy Common Stock based on targeted, cumulative UniSource Energy Total Shareholder Return during the performance period of January 1, 2009 through December 31, 2011, compared to the Total Shareholder Return over the same period of an industry or peer group.
NOTE 13. FAIR VALUE MEASUREMENTS
Effective January 1, 2008, we adopted FAS 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants at the measurement date (exit price). FAS 157 clarifies that the exchange price is the price in the principal market in which the reporting entity would transact for the asset or liability. With limited exceptions, the provisions of FAS 157 are applied prospectively. There was no transition adjustment as a result of adopting FAS 157.
As permitted by FSP FAS 157-2, we have elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities, such as asset retirement obligations, until January 1, 2009.
FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, issued October 2008, provides guidance clarifying how FAS 157 should be applied in markets that are not active. The guidance reaffirms the notion of fair value as an exit price as of the measurement date. The FSP emphasizes that approaches other than the market value approach to determine fair value, such as the use of management’s internal assumptions about future cash flows and risk-adjusted discount rates, may be appropriate. The FSP, which is effective upon issuance and applicable to prior periods for which financial statements have not yet been issued, did not have a material impact on our financial statements.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In accordance with FAS 157, we have categorized our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy defined by FAS 157 are as follows:
Level 1.	Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities and listed derivatives).

Level 2.	Financial assets and liabilities whose values are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate bonds, which trade infrequently), pricing models whose inputs are observable for substantially the full term of the asset or liabilities (examples include most non-exchange-traded derivatives, including interest rate swaps), and pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3.	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include longdated or complex derivatives including certain long-dated options on gas and power).
The following tables set forth, by level within the fair value hierarchy, UniSource Energy and TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UniSource Energy
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2008
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$14	$—	$—	$14
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	9		9
Equity Investments (3)	—	—	11	11
Collateral Posted (4)	—	14	—	14
Energy Contracts (5)	—	1	6	7

Total Assets	14	24	17	55

Liabilities
Energy Contracts (5)	—	(40)	(23)	(63)
Interest Rate Swap (6)	—	(8)	—	(8)

Total Liabilities	—	(48)	(23)	(71)

Net Total Assets and (Liabilities)	$14	$(24)	$(6)	$(16)

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	TEP
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2008
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$8	$—	$—	$8
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	9	—	9
Energy Contracts (5)	—	—	10	10

Total Assets	8	9	10	27

Liabilities
Energy Contracts (5)	—	(18)	(11)	(29)
Interest Rate Swap (6)	—	(8)	—	(8)

Total Liabilities	—	(26)	(11)	(37)

Net Total Assets and (Liabilities)	$8	$(17)	$(1)	$(10)

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of Money Market Funds.

(2)	Level 2 investments comprise amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan (SERP) benefits. The valuation is based on quoted prices, traded in active markets. These investments are included in Investments and Other Property — Other in the UniSource Energy and TEP balance sheets.

(3)	Equity Investments (UniSource Energy table only) are, in the absence of readily ascertainable market values, based on the investment partners’ valuations and comprise Millennium’s equity investment in unregulated businesses. These investments are included in Investments and Other Property — Other in the UniSource Energy balance sheet.

(4)	Collateral provided (UniSource Energy table only) for energy contracts with counterparties to reduce credit risk exposure.

(5)	Energy contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The valuation techniques are described below.

(6)	Interest Rate Swap is valued based on the six month LIBOR index.
Energy Contracts
TEP, UNS Gas, UNS Electric and Millennium primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Where observable inputs are available for substantially the full terms of the asset or liability, such as gas swap derivatives valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basin differences, the instrument is categorized in Level 2.
Derivatives valued using an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers are categorized in Level 3. For both power and gas prices, TEP obtains quotes from brokers, major market participants, exchanges or industry publications as well as its own price experience from active transactions in the market. TEP primarily uses one set of quotations each for power and for gas, and then uses the other sources as validation of those prices. The broker providing quotes for power prices states that the market information provided is indicative only, but believes it to be reflective of market conditions as of the time and date indicated. In addition, energy derivatives include contracts where published prices are not readily available. These include contracts for delivery periods during non-standard time blocks, contracts for delivery during only a few months of a given year when prices are quoted only for the annual average, or contracts for delivery at illiquid delivery points. In these cases, TEP applies certain management assumptions to value such contracts. These assumptions include applying historical price curve relationships to calendar year quotes, applying percentage multipliers to value non-standard time blocks, including the impact of counterparty credit risk, using current and historical default and recovery rates, our own credit risk, using credit default swap data, and including adjustments for transmission and line losses to value contracts at illiquid delivery points. TEP reviews these assumptions on a quarterly basis.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
TEP, UNS Gas, UNS Electric and Millennium’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.
The following tables set forth a reconciliation of changes in the fair value of investments and forward power purchase and sales contracts classified as Level 3 in the fair value hierarchy:

	Year Ended
	December 31, 2008
	-Millions of Dollars-
	UniSource Energy			TEP
	Mark-to-			Mark-to-
	Market			Market
	Contracts	Investments	Total	Contracts
Balance, beginning of year	$10	$14	$24	$—
Gains and (Losses) (Realized/Unrealized) Recorded to:
Other Expense	—	(3)	(3)	—
Net Regulatory Assets	(27)	—	(27)	(1)

Balance, end of year	$(17)	$11	$(6)	$(1)

Losses on mark-to-market contracts include the reclassification of realized gains and losses on the settlement of derivative contracts. All of the Level 3 unrealized gains and losses are attributable to the change in fair value of Level 3 assets and liabilities held at the reporting date.
There were no transfers in or out of Level 3 derivatives.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 14. UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
We compute basic EPS by dividing Net Income by the weighted average number of common shares outstanding during the period. Except when the effect would be anti-dilutive, the diluted EPS calculation includes the impact of shares that could be issued upon exercise of outstanding stock options, contingently issuable shares under equity-based awards or common shares that would result from the conversion of convertible notes. The numerator in calculating diluted earnings per share is Net Income adjusted for the interest on convertible notes (net of tax) that would not be paid if the notes were converted to common shares.
The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

	Years Ended December 31,
	2008	2007	2006
	-In Thousands-
Numerator:
Net Income	$14,021	$58,373	$67,447
Income from Assumed Conversion of Convertible Senior Notes	—	4,390	4,390

Adjusted Numerator	$14,021	$62,763	$71,837

Denominator:
Weighted-average Shares of Common Stock Outstanding	35,632	35,486	35,264
Effect of Diluted Securities
Convertible Senior Notes	—	4,000	4,000
Options and Stock Issuable under Employee Benefit Plans and the Directors’ Plan	537	583	601

Total Shares	36,169	40,069	39,865

For the year ended December 31, 2008, 4 million potentially dilutive shares from the conversion of convertible senior notes, and after-tax interest expense of $4 million was not included in the computation of diluted EPS because to do so would be anti-dilutive.
Stock options to purchase an average of 312,000, 169,000 and 67,000 shares of Common Stock were outstanding during 2008, 2007 and 2006, respectively, but were not included in the computation of EPS because the stock option’s exercise price was greater than the average market price of the Common Stock at year end.
NOTE 15. RELATED PARTIES
UniSource Energy incurs corporate costs that are allocated to its subsidiaries, including TEP. Corporate costs are allocated based on a weighted-average of three factors: assets, payroll and revenues. Management believes this method of allocation is reasonable and approximates the cost that TEP and its other affiliates would have incurred as stand-alone entities. Charges allocated to TEP were $7 million in each of 2008, 2007 and 2006. Charges allocated to UNS Gas and UNS Electric were $1 million in each of 2008, 2007 and 2006.
TEP provides all corporate services (finance, accounting, tax, information technology services, etc.) to UniSource Energy, UNS Gas and UNS Electric as well as to UniSource Energy’s non-utility businesses. Costs are directly assigned to the benefiting entity where possible. Common costs are allocated on a cost-causative basis. Management believes this method of allocation is reasonable. The charges by TEP to the other companies were $15 million in 2008, $14 million in 2007, and $9 million in 2006.
In 2008, TEP and UNS Electric began selling power to each other at prices based on the Dow Jones Four Corners Daily Index. TEP had wholesale power sales to UNS Electric of $25 million. UNS Electric had wholesale power sales of $9 million to TEP.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In 2008, TEP charged UNS Electric $2 million for control area services. No such services were provided in 2007 and 2006.
In May 2008, UED began providing energy from its Black Mountain Generating Station (BMGS) to UNS Electric, through a power sale agreement. UED charged UNS Electric $7 million for this energy. UNS Gas charged UNS Electric $7 million and UED $1 million for gas used by the BMGS facility.
Southwest Energy Solutions, Inc. (SES), a subsidiary of Millennium, provides a supplemental workforce for TEP and UNS Electric. Types of services provided for TEP include dusk to dawn lighting, facilities maintenance, meter reading, transmission and distribution, line locating, and general supplemental support. SES bills TEP for these services. Management believes that the charges for services are reasonable and approximate the cost that TEP would have incurred if it performed these services directly. SES charged TEP $15 million in 2008, $14 million in 2007 and 2006 for these services. SES provides meter reading services for UNS Electric. SES charged UNS Electric $1 million for these services in 2008, 2007 and 2006.
Carboelectrica Sabinas, S. de R.L. de C.V. (Sabinas) is a Mexican limited liability company created to develop up to 800 megawatts (MW) of coal-fired generation in the Sabinas region of Coahuila, Mexico. Millennium owns 50% of Sabinas. Sabinas also owns 19.2% of Minerales de Monclova, S.A. de C.V. (Mimosa). Mimosa is an owner of coal and associated gas reserves and a supplier of metallurgical coal to the Mexican steel industry and thermal coal to the major electric utility in Mexico. Altos Hornos de Mexico, S.A. de C.V. (AHMSA) and affiliates own the other 50%. UniSource Energy’s former Chairman, President and Chief Executive Officer, who retired on December 31, 2008, is on the board of directors of AHMSA. As of December 31, 2008, Millennium’s remaining investment in Sabinas is $14 million.
Millennium is in the process of finalizing a sale of its interest in Sabinas to Mimosa. In December 2008, Mimosa and Millennium signed a letter delineating the general terms of the sale and purchase. The terms called for an upfront $5 million payment to Millennium which was received in January 2009. Other key terms of the transaction include a three year, interest-bearing, collateralized $15 million note from Mimosa and an interest in carbon credits created from flaring coal mine methane at Mimosa mines. The sale is expected to close before the end of the first quarter of 2009.
NOTE 16. DISCONTINUED OPERATIONS
In January 2006, UniSource Energy’s Board of Directors approved a plan to dispose of its investment in Global Solar to a third party. Global Solar appears in these financial statements as discontinued operations.
On March 31, 2006, UniSource Energy sold all of the capital stock of Global Solar to a third party. UniSource Energy received $16 million in cash as part of the transaction; a portion of the proceeds was used to satisfy $10 million of secured promissory notes held by a UniSource Energy subsidiary. In addition to the cash purchase price, UniSource Energy received a ten-year option to purchase between 5 and 10 percent of the common stock of Global Solar. The option is only exercisable after the seventh anniversary of the closing or upon the occurrence of certain events including a sale of all or substantially all of the assets of Global Solar, a merger, a change of control transaction, an initial public offering of Global Solar common stock or the payment by Global Solar of dividends in excess of specified amounts. For accounting purposes, no value was assigned to this repurchase option.
The following summarizes the amounts included in Discontinued Operations — Net of Tax for all periods presented

	Years Ended December 31,
	2008	2007	2006
	-Millions of Dollars-
Revenues from Discontinued Operations	$—	$—	$1

Loss from Discontinued Operations Before Income Taxes	—	—	(4)
Income Tax Benefit	—	—	(2)

Discontinued Operations — Net of Tax	$—	$—	$(2)

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION
A reconciliation of net income to net cash flows from operating activities follows:

	UniSource Energy
	Years Ended December 31,
	2008	2007	2006
	-Thousands of Dollars-
Net Income	$14,021	$58,373	$67,447
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation and Amortization Expense	147,690	140,638	130,502
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	6,467	6,897	7,604
CTC Revenue to be Refunded	58,092	—	—
Impact of Reapplication of FAS 71	(40,144)	—	—
Provision for Navajo Retiree Health Care and Mine Reclamation	10,198	—	—
Amortization of Transition Recovery Asset	23,945	77,681	65,985
Mark-to-Market Transactions	9,281	2,459	(929)
Amortization of Deferred Debt-Related Costs included in
Interest Expense	3,891	3,831	4,622
Impairment of Millennium Investments	2,469	—	—
Provision for Bad Debts	5,007	3,592	3,439
Deferred Income Taxes	35,739	22,021	(5,530)
Pension and Postretirement Expense	11,991	14,442	17,753
Pension and Postretirement Funding	(13,928)	(13,809)	(12,557)
Share Based Compensation Expense	2,901	2,693	2,276
Excess Tax Benefit from Stock Option Exercises	(633)	(541)	(1,501)
Net Unrealized Loss (Gain) on MEG Trading Activities	—	2,562	9,955
Loss on Extinguishment of Debt	—	—	1,080
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	432	4,981	(33,335)
Materials and Fuel Inventory	(10,176)	(8,805)	(7,912)
Over/Under Recovered Purchased Energy Cost	(10,337)	2,377	4,808
Accounts Payable	8,164	(5,057)	9,163
Income Taxes Receivable (Payable)	(12,720)	(2,895)	(11,896)
Interest Accrued	16,772	10,031	7,814
Taxes Other Than Income Taxes	(29)	1,344	453
Other	7,918	(49)	24,332
Discontinued Operations — Net of Tax	—	—	1,796
Net Cash Used by Operating Activities of Discontinued Operations	—	—	(2,710)

Net Cash Flows — Operating Activities	$277,011	$322,766	$282,659

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	TEP
	Years Ended December 31,
	2008	2007	2006
	-Thousands of Dollars-

Net Income	$4,363	$53,456	$66,745
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation and Amortization Expense	126,040	119,811	112,346
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	5,039	5,339	6,320
CTC Revenue to be Refunded	58,092	—	—
Impact of Reapplication of FAS 71	(40,144)	—	—
Provision for Navajo Retiree Health Care and Mine Reclamation	10,198	—	—
Amortization of Transition Recovery Asset	23,945	77,681	65,985
Mark-to-Market Transactions	9,283	2,459	(929)
Amortization of Deferred Debt-Related Costs included in
Interest Expense	2,826	2,677	3,356
Loss on Extinguishment of Debt	—	—	685
Provision for Bad Debts	2,957	2,161	1,869
Deferred Income Taxes	24,410	8,310	(233)
Pension and Postretirement Expense	10,402	12,683	16,050
Pension and Postretirement Funding	(12,439)	(12,479)	(11,133)
Share Based Compensation Expense	2,239	2,097	1,799
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	131	4,013	(45,185)
Materials and Fuel Inventory	(8,774)	(9,103)	(5,814)
Accounts Payable	14,812	(6,230)	22
Interest Accrued	15,857	10,113	8,191
Income Taxes Receivable/Payable	10,127	(3,378)	(8,702)
Taxes Other Than Income Taxes	(1,011)	1,463	(33)
Other	10,353	(6,961)	15,889

Net Cash Flows — Operating Activities	$268,706	$264,112	$227,228

TEP deposited the Pima B redemption proceeds for its 7.5% Collateral Trust Bonds with a trustee. On August 1, 2008, the deposit was applied to the payment of $128 million of principal plus $5 million of accrued interest upon maturity of the bonds. As a result, for the year ended December 31, 2008, UniSource Energy and TEP had a $128 million non-cash financing activity that affected recognized assets and liabilities but did not result in cash receipts or payments.
Other non-cash investing and financing activities of UniSource Energy and TEP that affected recognized assets and liabilities but did not result in cash receipts or payments were as follows:

	Years Ended December 31,
	2008	2007	2006
	-Thousands of Dollars-

(Decrease)/Increase to Utility Plant Accruals	$(25,450)	$24,915	$(3,434)
Net Cost of Removal of Interim Retirements	45,100	21,301	6,859
Capital Lease Obligations	16,612	13,259	12,808
The non-cash additions to Utility Plant represent accruals for capital expenditures.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The non-cash net cost of removal of interim retirements represents an accrual for future asset retirement obligations that does not impact earnings.
The non-cash change in capital lease obligations represents interest accrued for accounting purposes in excess of interest payments in 2008, 2007 and 2006.
NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)
Our quarterly financial information is unaudited but, in management’s opinion, includes all adjustments necessary for a fair presentation. Our utility businesses are seasonal in nature. Peak sales periods for TEP and UNS Electric generally occur during the summer months and peak sales periods for UNS Gas generally occur during the winter months. Accordingly, comparisons among quarters of a year may not represent overall trends and changes in operations.

	UniSource Energy
	First	Second	Third	Fourth
		-Thousands of Dollars-
		(except per share data)
2008

Operating Revenue	$330,134	$360,322	$387,852	$319,204
Operating Income	23,276	35,883	15,023	71,022
Net Income (Loss)	(2,614)	4,747	(11,039)	22,927
Basic EPS	(0.07)	0.13	(0.31)	0.64
Diluted EPS	(0.07)	0.13	(0.31)	0.60

2007

Operating Revenue	$317,841	$329,772	$398,204	$335,556
Operating Income	38,199	47,131	71,608	55,967
Net Income	4,943	11,806	25,417	16,207
Basic EPS	0.14	0.33	0.72	0.46
Diluted EPS	0.14	0.32	0.66	0.43
EPS is computed independently for each of the quarters presented. Therefore, the sum of the quarterly EPS amounts may not equal the total for the year.

	TEP
	First	Second	Third	Fourth
		-Thousands of Dollars-
2008

Operating Revenue	$228,602	$294,141	$323,312	$233,198
Operating Income	8,719	31,009	7,451	60,092

Net Income (Loss)	(8,862)	5,765	(12,237)	19,697

2007

Operating Revenue	$219,629	$268,371	$328,841	$253,662
Operating Income	27,099	45,420	68,020	48,519

Net Income	821	12,271	25,959	14,405

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)
The principal unusual items for TEP and UniSource Energy include:
UniSource Energy and TEP
•	Fourth Quarter 2008. In the fourth quarter of 2008, as a result of the 2008 TEP Rate Order, TEP reapplied FAS 71 to its generation operations, and consequently, recorded a reduction to fuel expense, O&M and Taxes Other Than Income Taxes of $32 million, $1 million and $7 million, respectively.
•	Third Quarter 2008. In the third quarter of 2008, as a result of a settlement between Peabody and the Navajo Generating Station participants, TEP recorded, as fuel expense, the present value of its share of the Navajo Generating Station mine reclamation and postretirement benefit costs, totaling $9 million.
•	Third Quarter 2008. In the third quarter of 2008, TEP recorded an additional tax expense of $1 million related to a determination that certain accrued tax penalty payments will not be deductible for tax purposes under IRS regulations.
•	Fourth Quarter 2007. In the fourth quarter of 2007, TEP recorded adjustments relating to periods prior to the fourth quarter of 2007 which decreased net income by less than $0.5 million.
UniSource Energy
•	Second Quarter 2008. In the second quarter of 2008, UniSource Energy recorded a pre-tax charge of approximately $2 million ($1.2 million after-tax) related to an investment impairment of a Millennium investment, $1 million ($0.6 million after-tax) of which should have been recorded prior to 2008.
•	First Quarter 2006. On March 31, 2006, Millennium sold Global Solar for $16 million in cash and an option to purchase, under certain conditions, 5% to 10% of Global Solar at a future date. The option is exercisable, upon the occurrence of certain events, beginning in April 2013 and expires in April 2016. In the first quarter of 2006, UniSource Energy recorded an after-tax loss of approximately $3 million related to the discontinued operations and disposal of Global Solar.

Schedule I — UniSource Energy Corporation (Parent Company Only)
UniSource Energy Corporation (Parent Company) — Condensed Statement of Income

	Years Ended December 31,
	2008	2007	2006
	-Millions of Dollars-
Other Income/(Deductions)
Equity in Earnings of Subsidiaries	$19	$63	$74
Interest from Affiliates	2	2	—
Other	—	—	1

Total Other Income/(Deductions)	21	65	75

Interest on Long-Term Debt	10	10	13

Income Before Income Taxes	11	55	62
Income Tax Benefit	3	3	5

Net Income	$14	$58	$67

See Notes to Financial Statements.
UniSource Energy Corporation (Parent Company) — Condensed Statement of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	-Millions of Dollars-
Cash Flows from Operating Activities
Reimbursement of Affiliate Interest	$2	$2	$—
Reimbursement of Affiliate Income Tax	3	30	81
Reimbursement of Other Affiliate Charges	5	—	—
Income Taxes Paid	(10)	(21)	(66)
Interest Paid	(9)	(10)	(12)
Other Cash Receipts	—	—	2
Other Cash Payments	—	(1)	—

Net Cash Flows — Operating Activities	(9)	—	5

Cash Flows from Financing Activities
Proceeds from Borrowing Under Revolving Credit Facilities	46	31	—
Dividends Received from Affiliates	28	68	62
Proceeds from Stock Options Exercised	2	2	5
Common Stock Dividends Paid	(34)	(32)	(29)
Repayments of Borrowings Under Revolving Credit Facilities	(23)	—	—
Repayment of Long-Term Debt	(6)	(37)	(39)
Loans to Subsidiaries	(13)	(24)	(21)
Equity Investment in Subsidiaries	—	(28)	(10)
Other Cash Receipts	—	9	—
Other Cash Payments	—	—	(7)

Net Cash Flows — Financing Activities	—	(11)	(39)

Net Decrease in Cash and Cash Equivalents	(9)	(11)	(34)

Cash and Cash Equivalents, Beginning of Year	11	22	56

Cash and Cash Equivalents, End of Year	$2	$11	$22

See Notes to Financial Statements.

UniSource Energy Corporation (Parent Company) — Condensed Balance Sheet

			December 31,
			2008	2007
			-Millions of Dollars-
ASSETS
Investment in Affiliates			$889	$835

Current Assets
Cash and Cash Equivalents			2	11
Accounts Receivable — Due from Affiliates			21	78
Income Taxes Receivable			15	—

Total Current Assets			38	89

Other Deferred Debits			4	5

Total Assets			$931	$929

CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock — No Par Value			$687	$703

	2008	2007
Shares Authorized	75,000,000	75,000,000
Shares Outstanding	35,457,780	35,314,730

Accumulated Deficit			(1)	(1)
Accumulated Other Comprehensive Loss			(7)	(12)

Total Common Stock Equity			(679)	690
Long-Term Debt			202	185

Total Capitalization			881	875

Current Liabilities
Current Maturities of Long-Term Debt			6	6
Accounts Payable — Due to Affiliates			39	35
Interest Accrued			2	2
Income Taxes Payable			—	9

Total Current Liabilities			47	52

Other Liabilities			3	2

Total Capitalization and Other Liabilities			$931	$929

See Notes to Financial Statements.
NOTE 1. BASIS OF PRESENTATION
UniSource Energy Corporation (UniSource Energy) is a holding company that has no significant operations of its own. Operations are conducted by UniSource Energy’s subsidiaries, each of which is a separate legal entity with its own assets and liabilities. UniSource Energy owns 100% of Tucson Electric Power Company (TEP), UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium) and UniSource Energy Development Company (UED). These condensed financial statements and related footnotes have been prepared in accordance with Rule 12-04 Schedule I of Regulation S-X. These statements should be read in conjunction with the consolidated financial statements and notes of UniSource Energy.
NOTE 2. DEBT AND CREDIT FACILITIES
See Note 7 of the Notes to the Consolidated Financial Statements for UniSource Energy’s Long-Term Debt, Debt Maturities and the UniSource Energy Credit Agreement.

NOTE 3. STOCKHOLDERS’ EQUITY
See Note 9 of the Notes to the Consolidated Financial Statements for UniSource Energy’s Dividend Limitations, Shareholder Rights Plan and details of dividends paid to UniSource Energy.
NOTE 4. INCOME TAXES
See Note 10 of the Notes to the Consolidated Financial Statements.
NOTE 5. SHARE-BASED COMPENSATION PLANS
See Note 12 of the Notes to the Consolidated Financial Statements.
NOTE 6. RELATED PARTY TRANSACTIONS
See Note 15 of the Notes to the Consolidated Financial Statements.

Schedule II — Valuation and Qualifying Accounts – UniSource Energy

		Additions-
	Beginning	Charged to		Ending
	Balance	Income	Deductions	Balance
Description	-Millions of Dollars-
Year Ended December 31,

Allowance for Doubtful Accounts (1)
2008	$18	$5	$3	$20
2007	17	4	3	18
2006	15	4	2	17

Deferred Tax Assets Valuation Allowance (2)
2008	$—	$—	$—	$—
2007	—	—	—	—
2006	7	—	7	—
(1)	TEP, UNS Gas and UNS Electric record additions to the Allowance for Doubtful Accounts based on historical experience and any specific customer collection issues identified. Deductions principally reflect amounts charged off as uncollectible, less amounts recovered. Balances related primarily to TEP reserves for sales to the CPX and CISO in 2000 and 2001. See Note 5.
(2)	The deferred tax assets valuation allowance reduced the deferred tax asset balance. It related to NOL and ITC carryforward amounts. The $7 million valuation allowance at January 1, 2006, relates to losses generated by Global Solar. Global Solar was sold in March 2006 and is no longer included in our consolidated tax returns.

Schedule II — Valuation and Qualifying Accounts — TEP

		Additions-
	Beginning	Charged to		Ending
	Balance	Income	Deductions	Balance
Description	-Millions of Dollars-
Year Ended December 31,

Allowance for Doubtful Accounts (1)
2008	$17	$3	$3	$17
2007	16	2	1	17
2006	15	2	1	16

(1)	TEP records additions to the Allowance for Doubtful Accounts based on historical experience and any specific customer collection issues identified. Deductions principally reflect amounts charged off as uncollectible, less amounts recovered. Balances related primarily to TEP reserves for sales to the CPX and CISO in 2000 and 2001. See Note 5.
TEP had no deferred tax assets valuation allowance in the periods presented.

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. — CONTROLS AND PROCEDURES
UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer supervised and participated in UniSource Energy and TEP’s evaluation of their disclosure controls and procedures as such term is defined under Rule 13a — 15(e) or Rule 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2008. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in UniSource Energy and TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by UniSource Energy and TEP in the reports that they file or submit under the Act is accumulated and communicated to management, including the principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer concluded that UniSource Energy and TEP’s disclosure controls and procedures are effective.
While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the fourth quarter of 2008, that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.
UniSource Energy’s and TEP’s Management’s Reports on Internal Control Over Financial Reporting Under 404 of Sarbanes-Oxley appear as the first two reports under Item 8 in UniSource Energy’s and TEP’s 2008 Annual Report on Form 10-K, the Report of Independent Registered Public Accounting Firm for UniSource Energy appears as the third report under Item 8, and the Report of Independent Registered Public Accounting Firm for TEP appears as the fourth report under Item 8.
ITEM 9B. — OTHER INFORMATION
None.

PART III
ITEM 10. — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
Directors — UniSource Energy

		Board	Director
Name	Age	Committee*	Since
Paul J. Bonavia	57	None	2009
Lawrence J. Aldrich	56	2, 4	2000
Barbara M. Baumann	53	1, 3	2005
Larry W. Bickle	63	2, 3	1998
Elizabeth T. Bilby	69	4, 5	1995
Harold W. Burlingame	68	2, 5, 6	1998
John L. Carter	74	1, 2, 3, 4, 5, 6	1996
Robert A. Elliott	53	3, 4, 6	2003
Daniel W.L. Fessler	67	1, 3, 6	2005
Louise L. Francesconi	56	2, 4	2008
Warren Y. Jobe	68	1, 4, 6	2001
Ramiro G. Peru	53	2, 4	2008
Gregory A. Pivirotto	56	1, 3	2008
Joaquin Ruiz	57	3, 5	2005

*	Board Committees

(1)	Audit

(2)	Compensation

(3)	Corporate Governance and Nominating

(4)	Finance

(5)	Environmental, Safety and Security

(6)	Corporate Development

Paul J. Bonavia	Mr. Bonavia became Chairman, President and Chief Executive Officer of UniSource Energy and TEP in January 2009. Prior to joining UniSource Energy and TEP, Mr. Bonavia served as President of the Utilities Group of Xcel Energy. Mr. Bonavia previously served as President of Xcel Energy’s Commercial Enterprises business unit and President of the company’s Energy Markets unit.

Lawrence J. Aldrich	President and Chief Executive Officer of University Physicians Healthcare since January 2009.; President of Aldrich Capital Company since January 2007; Chief Operating Officer of The Critical Path Institute from January 2006 to December 2006; General Partner of Valley Ventures, LP from September 2002 to December 2005; Managing Director and Founder of Tucson Ventures, LLC, from February 2000 to September 2002.

Barbara M. Baumann	President and Owner of Cross Creek Energy Corporation since 2003; Executive Vice President of Associated Energy Managers, LLC from 2000 to 2003; former Vice President of Amoco Production Company; Director of St. Mary Land & Exploration since 2002.

Larry W. Bickle	Director of St. Mary Land & Exploration since 1995; Retired private equity investor; Managing Director of Haddington Energy Partners from 1997 to 2005.

Elizabeth T. Bilby	Retired President of Gourmet Products, Inc., an agricultural product marketing company; retired Director of Marketing of Green Valley Pecans.

Harold W. Burlingame	Former Executive Vice President of AT&T; Chairman of ORC Worldwide since December 2004.

John L. Carter	Retired as Executive Vice President and Chief Financial Officer of Burr Brown Corporation in 1996.

Robert A. Elliott	President and owner of The Elliott Accounting Group since 1983; Director and Corporate Secretary of Southern Arizona Community Bank since 1998; Television Analyst/Pre-game Show Co-host for Fox Sports Arizona since 1999; Chairman of the Board of Tucson Metropolitan Chamber of Commerce from 2002 to 2003; Treasurer of Tucson Urban League from 2002 to 2003; Chairman of the Board of Tucson Urban League from 2003 to 2004; Chairman of the Board of the Tucson Airport Authority from January 2006 to January 2007.

Daniel W.L. Fessler	Professor Emeritus of the University of California; Partner in the law firm of LeBoeuf, Lamb, Greene & MacRae LLP from 1997 to 2003; previously served on the UniSource Energy and TEP boards of directors from 1998 to 2003; Managing Principal of Clear Energy Solutions, LLC since December 2004.

Louise L. Francesconi	Retired Vice President and General Manager of Raytheon Missile Systems.

Warren Y. Jobe	Certified Public Accountant (licensed, but not practicing); Senior Vice President of Southern Company from 1998 to 2001; Director of WellPoint Health Networks, Inc. from 2001 to December 2004; Director of WellPoint, Inc. since December 2004; Director of HomeBanc Corporation since 2004; Trustee of STI Classic Funds since 2004.

Ramiro G. Peru	Executive Vice President and Chief Financial Officer of Phelps Dodge Corporation from 2004 to 2007; Director of WellPoint Health Networks, Inc. since 2003; Director of Southern Peru Copper Corporation from 2002 to 2004; Director of University of Arizona Foundation since 2005.

Gregory A. Pivirotto	President and Chief Executive Officer and Director of University Medical Center Corporation since 1994; Certified Public Accountant since 1978; Director of Arizona Hospital & Healthcare Association from 1997 to 2005.

Joaquin Ruiz	Professor of Geosciences, University of Arizona since 1983; Dean, College of Science, University of Arizona since 2000.
Directors — TEP
The directors of TEP are the same as UniSource Energy. See Directors — UniSource Energy, above, for a listing and description of TEP’s directors. TEP’s board of directors has one committee, the Finance Committee, of which the members are the same as the Finance Committee of the UniSource Energy board of directors.

Executive Officers — UniSource Energy
Executive Officers of UniSource Energy, who are elected annually by UniSource Energy’s Board of Directors, are as follows:

			Executive
Name	Age	Position(s) Held	Officer Since
Paul J. Bonavia	57	Chairman, President and Chief Executive Officer	2009
Michael J. DeConcini	44	Senior Vice President and Chief Operating Officer, Transmission and Distribution	1999
Raymond S. Heyman	53	Senior Vice President and General Counsel	2005
Kevin P. Larson	52	Senior Vice President, Chief Financial Officer and Treasurer	2000
Philip Dion III	40	Vice President, Legal and Environmental Services	2008
Kentton C. Grant	50	Vice President, Finance and Rates	2007
Arie Hoekstra	61	Vice President, Generation	2007
David G. Hutchens	42	Vice President, Wholesale Energy	2007
Karen G. Kissinger	54	Vice President, Controller and Chief Compliance Officer	1998
Steven W. Lynn	62	Vice President, Communications and Government Relations	2003
Thomas A. McKenna	60	Vice President, Engineering	2007
Catherine E. Ries	49	Vice President, Human Resources	2007
Herlinda H. Kennedy	47	Corporate Secretary	2006

Paul J. Bonavia	Mr. Bonavia became Chairman, President and Chief Executive Officer of UniSource Energy and TEP in January 2009. Prior to joining UniSource Energy and TEP, Mr. Bonavia served as President of the Utilities Group of Xcel Energy. Mr. Bonavia previously served as President of Xcel Energy’s Commercial Enterprises business unit and President of the company’s Energy Markets unit.

Michael J. DeConcini	Mr. DeConcini joined TEP in 1988 and was elected Senior Vice President and Chief Operating Officer of the Energy Resources business unit of TEP, effective January 1, 2003. In August 2006, he was named Senior Vice President and Chief Operating Officer, Transmission and Distribution.

Raymond S. Heyman	Mr. Heyman was elected to the position of Senior Vice President and General Counsel of TEP and UniSource Energy in September 2005. Prior to joining UniSource Energy and TEP, Mr. Heyman was a member of the Phoenix, Arizona law firm Roshka, Heyman & DeWulf, PLC.

Kevin P. Larson	Mr. Larson joined TEP in 1985 and thereafter held various positions in its finance department and at TEP’s investment subsidiaries. He was elected Treasurer of TEP in August 1994 and Vice President in March 1997. In October 2000, he was elected Vice President and Chief Financial Officer of both UniSource Energy and TEP and serves as Treasurer of both organizations. He was named Senior Vice President in September 2005.

Philip Dion III	Mr. Dion was named Vice President of Legal and Environmental Services at UniSource Energy and TEP in February 2008. Prior to joining TEP, Mr. Dion was chief of staff and chief legal advisor to Commissioner Marc Spitzer of the Federal Energy Regulatory Commission. Mr. Dion previously worked in various rolls at the ACC, including as an administrative law judge and as an advisor to Mr. Spitzer, prior to his appointment to FERC.

Kentton C. Grant	Mr. Grant joined TEP in 1995. In January 2007, Mr. Grant was elected Vice President of Finance and Rates at UniSource Energy and TEP.

Arie Hoekstra	Mr. Hoekstra joined TEP in 1979. In January 2007, Mr. Hoekstra was elected Vice President of Generation at UniSource Energy and TEP.

David G. Hutchens	Mr. Hutchens joined TEP in 1995. In January 2007, Mr. Hutchens was elected Vice President of Wholesale Marketing at UniSource Energy and TEP, and Vice President of UNS Gas.

Karen G. Kissinger	Ms. Kissinger joined TEP as Vice President and Controller in January 1991. She was named Vice President, Controller and Principal Accounting Officer of UniSource Energy in January 1998. She serves as Chief Compliance Officer of UniSource Energy and TEP since 2003.

Steven W. Lynn	Mr. Lynn joined TEP in 2000. In January 2003, he was elected Vice President of Communications and Government Relations at UniSource Energy and TEP.

Thomas A. McKenna	Mr. McKenna joined Nations Energy Corporation (a wholly-owned subsidiary of Millennium) in 1998. In January 2007, Mr. McKenna was elected Vice President of Engineering at UniSource Energy and TEP, and Vice President of UNS Electric.

Catherine E. Ries	Ms. Ries joined UniSource Energy and TEP in June 2007 as Vice President of Human Resources. Prior to joining UniSource Energy and TEP, Ms. Ries worked for Clopay Building Products, a division of Griffon Corporation, from 2000-2007 and held the position of Vice President of Human Resources prior to joining UniSource Energy and TEP.

Herlinda H. Kennedy	Ms. Kennedy joined TEP in 1980. Ms. Kennedy was named assistant Corporate Secretary of TEP and UniSource Energy in 1999 and was elected Corporate Secretary of UniSource Energy and TEP in September 2006.
Executive Officers — TEP
The executive officers of TEP are the same as UniSource Energy. See Executive Officers - UniSource Energy, above, for a listing and description of TEP’s executive officers.
Information required by Items 405, 406 and 407 (c)(3), (d)(4) and (d)(5) of SEC Regulation S-K will be included in UniSource Energy’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2008, which information is incorporated herein by reference.
ITEM 11. — EXECUTIVE COMPENSATION
Information concerning Executive Compensation will be contained in UniSource Energy’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2008, which information is incorporated herein by reference.

ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
General
At February 25, 2009, UniSource Energy had outstanding 35.6 million shares of Common Stock. As of February 25, 2009, the number of shares of Common Stock beneficially owned by all directors and officers of UniSource Energy as a group amounted to 5% of the outstanding Common Stock.
At February 25, 2009, UniSource Energy owned 100% of the outstanding shares of common stock of TEP.
Security Ownership of Certain Beneficial Owners
Information concerning the security ownership of certain beneficial owners of UniSource Energy will be contained in UniSource Energy’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2008, which information is incorporated herein by reference.

Security Ownership of Management
Information concerning the security ownership of the Directors and Executive Officers of UniSource Energy and TEP will be contained in UniSource Energy’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2008, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
Information concerning securities authorized for issuance under equity compensation plans will be contained in UniSource Energy’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2008, which information is incorporated herein by reference.
ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions, and director independence of UniSource Energy and TEP will be contained under Transactions with Management and Others, Director Independence and Compensation Committee Interlocks and Insider Participation in UniSource Energy’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2008, which information is incorporated herein by reference.
ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services will be contained in UniSource Energy’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2008, which information is incorporated herein by reference.

PART IV
ITEM 15. — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a) 1. Consolidated Financial Statements as of December 31, 2008 and 2007 and for Each of the Three Years in the Period Ended December 31, 2008

UniSource Energy Corporation

Report of Independent Registered Public Accounting Firm	80

Consolidated Statements of Income	82

Consolidated Statements of Cash Flows	83

Consolidated Balance Sheets	84

Consolidated Statements of Capitalization	86

Consolidated Statements of Changes in Stockholders’ Equity	87

Notes to Consolidated Financial Statements	94

Tucson Electric Power Company

Report of Independent Registered Public Accounting Firm	81

Consolidated Statements of Income	88

Consolidated Statements of Cash Flows	89

Consolidated Balance Sheets	90

Consolidated Statements of Capitalization	92

Consolidated Statements of Changes in Stockholder’s Equity	93

Notes to Consolidated Financial Statements	94

2. UniSource Energy Stand-Alone

Schedule I

UniSource Energy Stand-Alone Financial Statements

3. Financial Statement Schedule

Schedule II

Valuation and Qualifying Accounts	165

4. Exhibits

Reference is made to the Exhibit Index commencing on page 178.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISOURCE ENERGY CORPORATION
Date: February 27, 2009	By:	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2009	/s/ Paul J. Bonavia*
Paul J. Bonavia
Chairman of the Board, President and Principal Executive Officer

Date: February 27, 2009	/s/ Kevin P. Larson
Kevin P. Larson
Principal Financial Officer

Date: February 27, 2009	/s/ Karen G. Kissinger*
Karen G. Kissinger
Principal Accounting Officer

Date: February 27, 2009	/s/ Lawrence J. Aldrich*
Lawrence J. Aldrich
Director

Date: February 27, 2009	/s/ Barbara Baumann*
Barbara Baumann
Director

Date: February 27, 2009	/s/ Larry W. Bickle*
Larry W. Bickle
Director

Date: February 27, 2009	/s/ Elizabeth T. Bilby*
Elizabeth T. Bilby
Director

Date: February 27, 2009	/s/ Harold W. Burlingame*
Harold W. Burlingame
Director

Date: February 27, 2009	/s/ John L. Carter*
John L. Carter
Director

Date: February 27, 2009		/s/ Robert A. Elliott*
Robert A. Elliott
Director

Date: February 27, 2009		/s/ Daniel W.L. Fessler*
Daniel W.L. Fessler

Date: February 27, 2009		/s/ Louise L. Francesconi*
Louise L. Francesconi
Director

Date: February 27, 2009		/s/ Warren Y. Jobe*
Warren Y. Jobe
Director

Date: February 27, 2009		/s/ Ramiro Peru*
Ramiro Peru
Director

Date: February 27, 2009		/s/ Gregory A. Pivirotto*
Gregory Pivirotto
Director

Date: February 27, 2009		/s/ Joaquin Ruiz*
Joaquin Ruiz
Director

Date: February 27, 2009	By:	/s/ Kevin P. Larson
Kevin P. Larson
As attorney-in-fact for each of the persons indicated

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
Date: February 27, 2009	By:	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2009	/s/ Paul J. Bonavia*
Paul J. Bonavia
Chairman of the Board, President and Principal Executive Officer

Date: February 27, 2009	/s/ Kevin P. Larson
Kevin P. Larson
Principal Financial Officer

Date: February 27, 2009	/s/ Karen G. Kissinger*
Karen G. Kissinger
Principal Accounting Officer

Date: February 27, 2009	/s/ Lawrence J. Aldrich*
Lawrence J. Aldrich
Director

Date: February 27, 2009	/s/ Barbara Baumann*
Barbara Baumann
Director

Date: February 27, 2009	/s/ Larry W. Bickle*
Larry W. Bickle
Director

Date: February 27, 2009	/s/ Elizabeth T. Bilby*
Elizabeth T. Bilby
Director

Date: February 27, 2009	/s/ Harold W. Burlingame*
Harold W. Burlingame
Director

Date: February 27, 2009	/s/ John L. Carter*
John L. Carter
Director

Date: February 27, 2009		/s/ Robert A. Elliott*
Robert A. Elliott
Director

Date: February 27, 2009		/s/ Daniel W.L. Fessler*
Daniel W.L. Fessler

Date: February 27, 2009		/s/ Louise L. Francesconi*
Louise L. Francesconi
Director

Date: February 27, 2009		/s/ Warren Y. Jobe*
Warren Y. Jobe
Director

Date: February 27, 2009		/s/ Ramiro Peru*
Ramiro Peru
Director

Date: February 27, 2009		/s/ Gregory A. Pivirotto*
Gregory Pivirotto
Director

Date: February 27, 2009		/s/ Joaquin Ruiz*
Joaquin Ruiz
Director

Date: February 27, 2009	By:	/s/ Kevin P. Larson
Kevin P. Larson
As attorney-in-fact for each of the persons indicated

EXHIBIT INDEX

*2(a)	—	Agreement and Plan of Exchange, dated as of March 20, 1995, between TEP, UniSource Energy and NCR Holding, Inc.

*3(a)	—	Restated Articles of Incorporation of TEP, filed with the ACC on August 11, 1994, as amended by Amendment to Article Fourth of our Restated Articles of Incorporation, filed with the ACC on May 17, 1996. (Form 10-K for year ended December 31, 1996, File No. 1-5924 — Exhibit 3(a).)

*3(b)	—	Bylaws of TEP, as amended April 7, 1995 (Form 10-K for the year ended December 31, 2007, File No. 13739 – Exhibit 3(b)).

*3(c)	—	Amended and Restated Articles of Incorporation of UniSource Energy. (Form 8-A/A, dated January 30, 1998, File No. 1-13739 — Exhibit 2(a).)

*3(d)	—	Bylaws of UniSource Energy, as amended February 27, 2008 (Form 10-K for the year ended December 31, 2007, File No. 13739 – Exhibit 3(b)).

*4(a)(1)	—	Installment Sale Agreement, dated as of December 1, 1973, among the City of Farmington, New Mexico, Public Service Company of New Mexico and TEP. (Form 8-K for the month of January 1974, File No. 0-269 — Exhibit 3.)

*4(a)(2)	—	Ordinance No. 486, adopted December 17, 1973, of the City of Farmington, New Mexico. (Form 8-K for the month of January 1974, File No. 0-269 — Exhibit 4.)

*4(a)(3)	—	Amended and Restated Installment Sale Agreement dated as of April 1, 1997, between the City of Farmington, New Mexico and TEP relating to Pollution Control Revenue bonds, 1997 Series A (Tucson Electric Power Company San Juan Project). (Form 10-Q for the quarter ended March 31,1997, File No. 1-5924 — Exhibit 4(a).)

*4(a)(4)	—	City of Farmington, New Mexico Ordinance No. 97-1055, adopted April 17, 1997, authorizing Pollution Control Revenue bonds, 1997 Series A (Tucson Electric Power Company San Juan Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924 — Exhibit 4(b).)

*4(b)(1)	—	Loan Agreement, dated as of October 1, 1982, between the Pima County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Sundt Project). (Form 10-Q for the quarter ended September 30, 1982, File No. 1-5924 — Exhibit 4(a).)

*4(b)(2)	—	Indenture of Trust, dated as of October 1, 1982, between the Pima County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Sundt Project). (Form 10-Q for the quarter ended September 30, 1982, File No. 1-5924 — Exhibit 4(b).)

*4(b)(3)	—	First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Sundt Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(h)(3).)

*4(b)(4)	—	First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Sundt Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(h)(4).)

*4(c)(1)	—	Loan Agreement, dated as of December 1, 1982, between the Pima County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for the year ended December 31, 1982, File No. 1-5924 — Exhibit 4(k)(1).)

*4(c)(2)	—	Indenture of Trust dated as of December 1, 1982, between the Pima County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for the year ended December 31, 1982, File No. 1-5924 — Exhibit 4(k)(2).)

*4(c)(3)	—	First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860 — Exhibit 4(i)(3).)

*4(c)(4)	—	First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860 — Exhibit 4(i)(4).)

*4(d)(1)	—	Loan Agreement, dated as of December 1, 1983, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 — Exhibit 4(I)(1).)

*4(d)(2)	—	Indenture of Trust, dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File no. 1-5924 — Exhibit 4(I)(2).)

*4(d)(3)	—	First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(k)(3).)

*4(d)(4)	—	First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(k)(4).)

*4(d)(5)	—	Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(k)(5).)

*4(d)(6)	—	Second Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(k)(6).)

*4(e)(1)	—	Loan Agreement, dated as of December 1, 1983, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 — Exhibit 4(m)(1).)

*4(e)(2)	—	Indenture of Trust dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds. 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 — Exhibit 4(m)(2).)

*4(e)(3)	—	First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Developmental Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(I)(3).)

*4(e)(4)	—	First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(I)(4).)

*4(e)(5)	—	Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(I)(5).)

*4(e)(6)	—	Second Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(I)(6).)

*4(f)(1)	—	Loan Agreement, dated as of December 1, 1983, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924 — Exhibit 4(n)(1).)

*4(f)(2)	—	Indenture of Trust dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 — Exhibit 4(n)(2).)

*4(f)(3)	—	First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(m)(3).)

*4(f)(4)	—	First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(m)(4).)

*4(f)(5)	—	Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(m)(5).)

*4(f)(6)	—	Second Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(m)(6).)

*4(g)	—	Reimbursement Agreement, dated as of September 15, 1981, as amended, between TEP and Manufacturers Hanover Trust Company. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 — Exhibit 4(o)(4).)

*4(h)(1)	—	Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 4(r)(1).)

*4(h)(2)	—	Indenture of Trust dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 4(r)(2).)

*4(h)(3)	—	First Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(o)(3).)

*4(h)(4)	—	First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(o)(4).)

*4(i)(1)	—	Indenture of Mortgage and Deed of Trust dated as of December 1, 1992, to Bank of Montreal Trust Company, Trustee. (Form S-1, Registration No. 33-55732 — Exhibit 4(r)(1).)

*4(i)(2)	—	Supplemental Indenture No. 1 creating a series of bonds designated Second Mortgage Bonds, Collateral Series A, dated as of December 1, 1992. (Form S-1, Registration No. 33-55732 — Exhibit 4(r)(2).)

*4(i)(3)	—	Supplemental Indenture No. 2 creating a series of bonds designated Second Mortgage Bonds, Collateral Series B, dated as of December 1, 1997. (Form 10-K for year ended December 31, 1997, File No. 1-5924 — Exhibit 4(m)(3).)

*4(i)(4)	—	Supplemental Indenture No. 3 creating a series of bonds designated Second Mortgage Bonds, Collateral Series, dated as of August 1, 1998. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 — Exhibit 4(c).)

*4(i)(5)	—	Supplemental Indenture No. 4 creating a series of bonds designated Second Mortgage Bonds, Collateral Series C, dated as of November 1, 2002. (Form 8-K dated November 27, 2002, File Nos. 1-05924 and 1-13739 — Exhibit 99.2.)

*4(i)(6)	—	Supplemental Indenture No. 5 creating a series of bonds designated Second Mortgage Bonds, Collateral Series D, dated as of March 1, 2004. (Form 8-K dated March 31, 2004, File Nos. 1-05924 and 1-13739 — Exhibit 10 (b).)

*4(i)(7)	—	Supplemental Indenture No. 6 creating a series of bonds designated Second Mortgage Bonds, Collateral Series E, dated as of May 1, 2005. (Form 10-Q for the quarter ended March 31, 2005, File Nos. 1-5924 and 1-13739 – Exhibit 4(b).)

*4(i)(8)	—	Supplemental Indenture No. 7 creating a series of bonds designated First Mortgage Bonds, Collateral Series F, dated as of December 1, 2006. (Form 8-K dated December 22, 2006, File Nos. 1-5924 and 1-13739 – Exhibit 4.1.)

*4(i)(9)	—	Supplemental Indenture No. 8 creating a series of bonds designated First Mortgage Bonds, Collateral Series G, dated as of June 1, 2008. (Form 8-K dated June 25, 2008, File Nos. 1-5924 and 1-13739 – Exhibit 4(b).)

4(i)(10)	—	Supplemental Indenture No. 9 dated as of July 3, 2008.

*4(j)(1)	—	Loan Agreement, dated as of April 1, 1997 between Coconino County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924 — Exhibit 4(c).)

*4(j)(2)	—	Indenture of Trust, dated as of April 1, 1997, between Coconino County, Arizona Pollution Control Corporation and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924 — Exhibit 4(d).)

*4(k)(1)	—	Loan Agreement, dated as of April 1, 1997, between Coconino County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 1997 Series B (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924 — Exhibit 4(e).)

*4(k)(2)	—	Indenture of Trust, dated as of April 1, 1997, between Coconino County, Arizona Pollution Control Corporation and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1997 Series B (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924 — Exhibit 4(f).)

*4(l)(1)	—	Loan Agreement, dated as of September 15, 1997, between The Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 — Exhibit 4(a).)

*4(l)(2)	—	Indenture of Trust, dated as of September 15, 1997, between The Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 — Exhibit 4(b).)

*4(m)(1)	—	Loan Agreement, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(a).)

*4(m)(2)	—	Indenture of Trust, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(b).)

*4(n)(1)	—	Loan Agreement, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(c).)

*4(n)(2)	—	Indenture of Trust, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(d).)

*4(o)(1)	—	Loan Agreement, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and TEP relating to Industrial Development Revenue Bonds, 1998 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(e).)

*4(o)(2)	—	Indenture of Trust, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1998 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(f).)

*4(p)(1)	—	Rights Agreement dated as of March 5, 1999, between UniSource Energy Corporation and The Bank of New York, as Rights Agent. (Form 8-K dated March 5, 1999, File No. 1-13739 — Exhibit 4.)

*4(q)(1)	—	Amended and Restated TEP Credit Agreement dated as of August 11, 2006, among TEP, the Lenders Party Thereto, the Issuing Banks Party Thereto, Union Bank of California, N.A., as Lead Arranger and Administrative Agent, The Bank of New York and JPMorgan Chase, N.A., as Co-Syndication Agents, and Wells Fargo Bank, National Association, and ABN Amro Bank N.V. as Co-Documentation Agents. (Form 8-K dated August 15, 2006, File Nos. 1-5924 and 1-13739 — Exhibit 4.3.)

*4(r)(2)	—	Amendment No. 1 to Amended and Restated TEP Credit Agreement, dated September 1, 2006. (Form 10-Q for the quarter ended September 30, 2006, File No. 1-5924 – Exhibit 4.)

4(r)(3)	—	Amendment No. 2 to Amended and Restated TEP Credit Agreement, dated May 30, 2008.

4(r)(4)	—	Amendment No. 3 to Amended and Restated TEP Credit Agreement, dated September 16, 2008.

*4(s)(1)	—	Note Purchase and Guaranty Agreement dated August 11, 2003 among UNS Gas, Inc., and UniSource Energy Services, Inc., and certain institutional investors. (Form 8-K dated August 21, 2003, File Nos. 1-5924 and 1-13739 — Exhibit 99.2.)

*4(t)(1)	—	Note Purchase and Guaranty Agreement date August 5, 2008 among UNS Electric, Inc., and UniSource Energy Services, Inc., and certain institutional investors. (Form 10-Q for the quarter ended June 30, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4.).

*4(u)(1)	—	Indenture dated as of March 1, 2005, to The Bank of New York, as Trustee. (Form 8-K dated March 3, 2005, File Nos. 1-5924 and 1-13739 — Exhibit 4.1).

*4(v)(1)	—	Registration Rights Agreement dated as of March 1, 2005, between UniSource Energy Corporation and Credit Suisse First Boston LLC, as representative of the several initial purchasers. (Form 8-K dated March 3, 2005, File Nos. 1-5924 and 1-13739 — Exhibit 4.2).

*4(w)(1)	—	Amended and Restated Credit Agreement dated as of August 11, 2006, among UniSource Energy, the Lenders Party Hereto, Union Bank of California, N.A., as Lead Arranger and Administrative Agent, The Bank of New York and JPMorgan Chase, N.A., as Co-Syndication Agents, and Wells Fargo Bank, National Association, and ABN Amro Bank N.V. as Co-Documentation Agents. (Form 8-K dated August 15, 2006, File Nos. 1-5924 and 1-13739 — Exhibit 4.1.)

4(w)(2)	—	Amendment No. 1 to the Amended and Restated UniSource Energy Credit Agreement, dated September 16, 2008.

4(w)(3)	—	Amendment No. 2 to the Amended and Restated UniSource Energy Credit Agreement, dated February 26, 2009.

*4(x)(1)	—	Amended and Restated Credit Agreement dated as of August 11, 2006, among UNS Electric and UNS Gas, UniSource Energy Services as Guarantor, and the Banks Named Herein and the Other Lenders from Time to Time party Hereto, Union Bank of California, N.A., as Lead Arranger and Administrative Agent, The Bank of New York and JPMorgan Chase, N.A., as Co-Syndication Agents, and Wells Fargo Bank, National Association, and ABN Amro Bank N.V. as Co-Documentation Agents. (Form 8-K dated August 15, 2006, File Nos. 1-5924 and 1-13739 — Exhibit 4.4.)

4(x)(2)	—	Amendment No. 1 to the Amended and Restated UNS Gas/UNS Electric Credit Agreement, dated as of April 30, 2007.

4(x)(3)	—	Amendment No. 2 to the Amended and Restated UNS Gas/UNS Electric Credit Agreement, dated as of July 31, 2008.

*4(y)(1)	—	Letter of Credit and Reimbursement Agreement, dated as of April 30, 2008, among TEP, as Borrower, JPMorgan Chase Bank, N.A., as Issuing Bank, Union Bank of California, N.A., as Syndication Agent, ABN Amro Bank N.V., SunTrust Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Form 8-K dated June 25, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(d).)

4(y)(2)	—	Amendment No. 1 to the TEP Letter of Credit and Reimbursement Agreement, dated as of May 30, 2008.

4(y)(3)	—	Amendment No. 2 to the TEP Letter of Credit and Reimbursement Agreement, dated as of September 16, 2008.

*4(z)(1)	—	Indenture of Trust, dated as of March 1, 2008, between The Industrial Development Authority of the County of Pima and U.S. Trust National Association authorizing Industrial Development Revenue Bonds, 2008 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 19, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(a).)

*4(z)(2)	—	Loan Agreement, dated as of March 1, 2008, between the Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 2008 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 19, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(b).)

*4(aa)(1)	—	Indenture of Trust, dated as of June 1, 2008, between The Industrial Development Authority of the County of Pima and U.S. Trust National Association authorizing Industrial Development Revenue Bonds, 2008 Series B (Tucson Electric Power Company Project). (Form 8-K dated June 25, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(a).)

*4(aa)(2)	—	Loan Agreement, dated as of June 1, 2008, between the Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 2008 Series B (Tucson Electric Power Company Project). (Form 8-K dated June 25, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(b).)

*10(a)(1)	—	Lease Agreements, dated as of December 1, 1984, between Valencia and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 — Exhibit 10(d)(1).)

*10(a)(2)	—	Guaranty and Agreements, dated as of December 1, 1984, between TEP and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 — Exhibit 10(d)(2).)

*10(a)(3)	—	General Indemnity Agreements, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors; General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and J.C. Penney Company, Inc. as Owner Participants; United States Trust Company of New York, as Owner Trustee; Teachers Insurance and Annuity Association of America as Loan Participant; and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 — Exhibit 10(d)(3).)

*10(a)(4)	—	Tax Indemnity Agreements, dated as of December 1, 1984, between General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and J.C. Penney Company, Inc., each as Beneficiary under a separate Trust Agreement dated December 1, 1984, with United States Trust of New York as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee, Lessor, and Valencia, Lessee, and TEP, Indemnitors. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 — Exhibit 10(d)(4).)

*10(a)(5)	—	Amendment No. 1, dated December 31, 1984, to the Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(5).)

*10(a)(6)	—	Amendment No. 2, dated April 1, 1985, to the Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(6).)

*10(a)(7)	—	Amendment No. 3 dated August 1, 1985, to the Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(7).)

*10(a)(8)	—	Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(8).)

*10(a)(9)	—	Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with J.C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(9).)

*10(a)(10)	—	Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(10).)

*10(a)(11)	—	Lease Amendment No. 5 and Supplement No. 2, to the Lease Agreement, dated July 1, 1986, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J.C. Penney as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(11).)

*10(a)(12)	—	Lease Amendment No. 5, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924 — Exhibit 10(f)(12).)

*10(a)(13)	—	Lease Amendment No. 5, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924 — Exhibit 10(f)(13).)

*10(a)(14)	—	Lease Amendment No. 6, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J.C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924 — Exhibit 10(f)(14).)

*10(a)(15)	—	Lease Supplement No. 1, dated December 31, 1984, to Lease Agreements, dated December 1, 1984, between Valencia, as Lessee and United States Trust Company of New York and Thomas B. Zakrzewski, as Owner Trustee and Co-Trustee, respectively (document filed relates to General Foods Credit Corporation; documents relating to Harvey Hubbell Financial, Inc. and JC Penney Company, Inc. are not filed but are substantially similar). (Form S-4 Registration No. 33-52860 — Exhibit 10(f)(15).)

*10(a)(16)	—	Amendment No. 1, dated June 1, 1986, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(12).)

*10(a)(17)	—	Amendment No. 1, dated June 1, 1986, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J.C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(13).)

*10(a)(18)	—	Amendment No. 1, dated June 1, 1986, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(14).)

*10(a)(19)	—	Amendment No. 2, dated as of July 1, 1986, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J.C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 — Exhibit 10(f)(19).)

*10(a)(20)	—	Amendment No. 2, dated as of June 1, 1987, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 —Exhibit 10(f)(20).)

*10(a)(21)	—	Amendment No. 2, dated as of June 1, 1987, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 — Exhibit 10(f)(21).)

*10(a)(22)	—	Amendment No. 3, dated as of June 1, 1987, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J.C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 — Exhibit 10(f)(22).)

*10(a)(23)	—	Supplemental Tax Indemnity Agreement, dated July 1, 1986, between J.C. Penney Company, Inc., as Owner Participant, and Valencia and TEP, as Indemnitors. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(15).)

*10(a)(24)	—	Supplemental General Indemnity Agreement, dated as of July 1, 1986, among Valencia and TEP, as Indemnitors, J.C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(16).)

*10(a)(25)	—	Amendment No. 1, dated as of June 1, 1987, to the Supplemental General Indemnity Agreement, dated as of July 1, 1986, among Valencia and TEP, as Indemnitors, J.C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 — Exhibit 10(f)(25).)

*10(a)(26)	—	Valencia Agreement, dated as of June 30, 1992, among TEP, as Guarantor, Valencia, as Lessee, Teachers Insurance and Annuity Association of America, as Loan Participant, Marine Midland Bank, N.A., as Indenture Trustee, United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee, and the Owner Participants named therein relating to the Restructuring of Valencia’s lease of the coal-handling facilities at the Springerville Generating Station. (Form S-4, Registration No. 33-52860 — Exhibit 10(f)(26).)

*10(a)(27)	—	Amendment, dated as of December 15, 1992, to the Lease Agreements, dated December 1, 1984, between Valencia, as Lessee, and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form S-1, Registration No. 33-55732 — Exhibit 10(f)(27).)

*10(b)(1)	—	Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos Resources Inc. (San Carlos) (a wholly-owned subsidiary of the Registrant) jointly and severally, as Lessee, and Wilmington Trust Company, as Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 10(f)(1).)

*10(b)(2)	—	Tax Indemnity Agreements, dated as of December 1, 1985, between Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Finance Co., each as beneficiary under a separate trust agreement, dated as of December 1, 1985, with Wilmington Trust Company, as Owner Trustee, and William J. Wade, as Co-Trustee, and TEP and San Carlos, as Lessee. (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 10(f)(2).)

*10(b)(3)	—	Participation Agreement, dated as of December 1, 1985, among TEP and San Carlos as Lessee, Philip Morris Credit Corporation, IBM Credit Financing Corporation, and Emerson Finance Co. as Owner Participants, Wilmington Trust Company as Owner Trustee, The Sumitomo Bank, Limited, New York Branch, as Loan Participant, and Bankers Trust Company, as Indenture Trustee. (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 10(f)(3).)

*10(b)(4)	—	Restructuring Commitment Agreement, dated as of June 30, 1992, among TEP and San Carlos, jointly and severally, as Lessee, Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding, William J. Wade, as Owner Trustee and Co-Trustee, respectively, The Sumitomo Bank, Limited, New York Branch, as Loan Participant and United States Trust Company of New York, as Indenture Trustee. (Form S-4, Registration No. 33-52860 — Exhibit 10(g)(4).)

*10(b)(5)	—	Lease Supplement No.1, dated December 31, 1985, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee Trustee and Co-Trustee, respectively (document filed relates to Philip Morris Credit Corporation; documents relating to IBM Credit Financing Corporation and Emerson Financing Co. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860 — Exhibit 10(g)(5).)

*10(b)(6)	—	Amendment No. 1, dated as of December 15, 1992, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732 — Exhibit 10(g)(6).)

*10(b)(7)	—	Amendment No. 1, dated as of December 15, 1992, to Tax Indemnity Agreements, dated as of December 1, 1985, between Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding Corp., as Owner Participants and TEP and San Carlos, jointly and severally, as Lessee. (Form S-1, Registration No. 33-55732 — Exhibit 10(g)(7).)

*10(b)(8)	—	Amendment No. 2, dated as of December 1, 1999, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Philip Morris Capital Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(8).)

*10(b)(9)	—	Amendment No. 2, dated as of December 1, 1999, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with IBM Credit Financing Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(9).)

*10(b)(10)	—	Amendment No. 2, dated as of December 1, 1999, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Emerson Finance Co. as Owner Participant. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(10).)

*10(b)(11)	—	Amendment No. 2, dated as of December 1, 1999, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Philip Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(11).)

*10(b)(12)	—	Amendment No. 2, dated as of December 1, 1999, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and IBM Credit Financing Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(12).)

*10(b)(13)	—	Amendment No. 2, dated as of December 1, 1999, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Emerson Finance Co. as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(13).)

*10(b)(14)	—	Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Philip Morris Capital Corporation as Owner Participant. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(a).)

*10(b)(15)	—	Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with IBM Credit, LLC as Owner Participant. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(b).)

*10(b)(16)	—	Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Emerson Finance Co. as Owner Participant. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(c).)

*10(b)(17)	—	Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Philip Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(d).)

*10(b)(18)	—	Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and IBM Credit, LLC as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(e).)

*10(b)(19)	—	Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Emerson Finance Co. as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(f).)

*10(b)(20)	—	Amendment No. 4, dated as of June 1, 2006, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, under a Trust Agreement with Philip Morris Capital Corporation as Owner Participant. (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.1.)

*10(b)(21)	—	Amendment No. 4, dated as of June 1, 2006, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, under a Trust Agreement with Selco Service Corporation as Owner Participant. (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.2.)

*10(b)(22)	—	Amendment No. 4, dated as of June 1, 2006, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, under a Trust Agreement with Emerson Finance LLC as Owner Participant. (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.3.)

*10(b)(23)	—	Amendment No. 4, dated as of June 1, 2006 to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, as Lessee, and Philip Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement, dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, together as Lessor. (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.4.)

*10(b)(24)	—	Amendment No. 4, dated as of June 1, 2006 to Tax Indemnity Agreement , dated as of December 1, 1985, between TEP and San Carlos, as Lessee, and Selco Service Corporation as Owner Participant, beneficiary under a Trust Agreement, dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, together as Lessor. (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.5.)

*10(b)(25)	—	Amendment No. 4, dated as of June 1, 2006 to Tax Indemnity Agreement , dated as of December 1, 1985, between TEP and San Carlos, as Lessee, and Emerson Finance LLC as Owner Participant, beneficiary under a Trust Agreement, dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, together as Lessor. (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.6.)

*10(c)(1)	—	Amended and Restated Participation Agreement, dated as of November 15, 1987, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Financial Security Assurance Inc., as Surety, Wilmington Trust Company and William J. Wade in their respective individual capacities as provided therein, but otherwise solely as Owner Trustee and Co-Trustee under the Trust Agreement, and Morgan Guaranty, in its individual capacity as provided therein, but Secured Party. (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 10(j)(1).)

*10(c)(2)	—	Lease Agreement, dated as of January 14, 1988, between Wilmington Trust Company and William J. Wade, as Owner Trust Agreement described therein, dated as of November 15, 1987,between such parties and Ford Motor Credit Company, as Lessor, and TEP, as Lessee. (Form 10-K for the year ended December 31, 1987, File No.1-5924 — Exhibit 10(j)(2).)

*10(c)(3)	—	Tax Indemnity Agreement, dated as of January 14, 1988, between TEP, as Lessee, and Ford Motor Credit Company, as Owner Participant, beneficiary under a Trust Agreement, dated as of November 15, 1987, with Wilmington Trust Company and William J. Wade, Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 10(j)(3).)

*10(c)(4)	—	Loan Agreement, dated as of January 14, 1988, between the Pima County Authority and Wilmington Trust Company and William J. Wade in their respective individual capacities as expressly stated, but otherwise solely as Owner Trustee and Co-Trustee, respectively, under and pursuant to a Trust Agreement, dated as of November 15, 1987, with Ford Motor Credit Company as Trustor and Debtor relating to Industrial Development Lease Obligation Refunding Revenue Bonds, 1988 Series A (TEP’s Sundt Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 10(j)(4).)

*10(c)(5)	—	Indenture of Trust, dated as of January 14, 1988, between the Pima County Authority and Morgan Guaranty authorizing Industrial Development Lease Obligation Refunding Revenue Bonds, 1988 Series A (Tucson Electric Power Company Sundt Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 10(j)(5).)

*10(c)(6)	—	Lease Amendment No. 1, dated as of May 1, 1989, between TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively under a Trust Agreement dated as of November 15, 1987 with Ford Motor Credit Company. (Form 10-K for the year ended December 31, 1990, File No. 1-5924 — Exhibit 10(i)(6).)

*10(c)(7)	—	Lease Supplement, dated as of January 1, 1991, between TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924 — Exhibit 10(i)(8).)

*10(c)(8)	—	Lease Supplement, dated as of March 1, 1991, between TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924 — Exhibit 10(i)(9).)

*10(c)(9)	—	Lease Supplement No. 4, dated as of December 1, 1991, between TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924 — Exhibit 10(i)(10).)

*10(c)(10)	—	Supplemental Indenture No. 1, dated as of December 1, 1991, between the Pima County Authority and Morgan Guaranty relating to Industrial Lease Development Obligation Revenue Project. (Form 10-K for the year ended December 31, 1991, File No. 1-5924 — Exhibit 10(l)(11).)

*10(c)(11)	—	Restructuring Commitment Agreement, dated as of June 30, 1992, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and Morgan Guaranty, as Indenture Trustee and Refunding Trustee, relating to the restructuring of the Registrant’s lease of Unit 4 at the Sundt Generating Station. (Form S-4, Registration No. 33-52860 — Exhibit 10(i)(12).)

*10(c)(12)	—	Amendment No. 1, dated as of December 15, 1992, to Amended and Restated Participation Agreement, dated as of November 15, 1987, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, Financial Security Assurance Inc., as Surety, and Morgan Guaranty, as Indenture Trustee. (Form S-1, Registration No. 33-55732 — Exhibit 10(h)(12).)

*10(c)(13)	—	Amended and Restated Lease, dated as of December 15, 1992, between TEP as Lessee and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732 — Exhibit 10(h)(13).)

*10(c)(14)	—	Amended and Restated Tax Indemnity Agreement, dated as of December 15, 1992, between TEP as Lessee and Ford Motor Credit Company, as Owner Participant. (Form S-1, Registration No. 33-55732 — Exhibit 10(h)(14).)

*10(d)	—	Participation Agreement, dated as of June 30, 1992, among TEP, as Lessee, various parties thereto, as Owner, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and LaSalle National Bank, as Indenture Trustee relating to TEP’s lease of Springerville Unit 1. (Form S-1, Registration No. 33-55732 — Exhibit 10(u).)

*10(e)	—	Lease Agreement, dated as of December 15, 1992, between TEP, as Lessee and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732 — Exhibit 10(v).)

*10(f)	—	Tax Indemnity Agreements, dated as of December 15, 1992, between the various Owner Participants parties thereto and TEP, as Lessee. (Form S-1, Registration No. 33-55732 — Exhibit 10(w).)

*10(g)	—	Restructuring Agreement, dated as of December 1, 1992, between TEP and Century Power Corporation. (Form S-1, Registration No. 33-55732 — Exhibit 10(x).)

+*10(h)	—	1994 Omnibus Stock and Incentive Plan of UniSource Energy. (Form S-8 dated January 6, 1998, File No. 333-43767.)

+*10(i)	—	Management and Directors Deferred Compensation Plan of UniSource Energy. (Form S-8 dated January 6, 1998, File No. 333-43769.)

+*10(j)	—	TEP Supplemental Retirement Account for Classified Employees. (Form S-8 dated May 21, 1998, File No. 333-53309.)

+*10(k)	—	TEP Triple Investment Plan for Salaried Employees. (Form S-8 dated May 21, 1998, File No. 333-53333.)

+*10(l)	—	Officer Change in Control Agreement between TEP and Karen G. Kissinger, dated as of December 4, 1998 (including a schedule of other officers who are covered by substantially identical agreements.) (Form 10-K for the year ended December 31, 2004, File No. 1-5924 – Exhibit 10(p))

+*10(m)	—	Notice of Termination of Change in Control Agreement from TEP to Karen G. Kissinger, dated as of March 3, 2005 (including a schedule of other officers who received substantially identical notices.) (Form 10-K for the year ended December 31, 2004, File No. 1-5924 – Exhibit 10(q))

+*10(n)	—	Amended and Restated UniSource Energy 1994 Outside Director Stock Option Plan of UniSource Energy. (Form S-8 dated September 9, 2002, File No. 333-99317.)

*10(o)(1)	—	Asset Purchase Agreement dated as of October 29, 2002, by and between UniSource Energy and Citizens Communications Company relating to the Purchase of Citizens’ Electric Utility Business in the State of Arizona. (Form 8-K dated October 31, 2002. File No. 1-13739 — Exhibit 99-1.)

*10(o)(2)	—	Asset Purchase Agreement dated as of October 29, 2002, by and between UniSource Energy and Citizens Communications Company relating to the Purchase of Citizens’ Gas Utility Business in the State of Arizona. (Form 8-K dated October 31, 2002. File No. 1-13739 — Exhibit 99-2.)

+*10(p)	—	UniSource Energy 2006 Omnibus Stock and Incentive Plan (Form S-8 dated January 31, 2007. File No. 333-140353.)

+*10(q)	—	Stock Option Agreement between UniSource Energy and Raymond S. Heyman dated as of September 15, 2005. (Form 10-K for the year ended December 31, 2007, File No. 1-13739, Exhibit 10(r).)

+*10(r)	—	Management and Directors Deferred Compensation Plan II of UniSource Energy. (Form S-8 dated December 30, 2008, File No. 333-156491.)

+*10(s)	—	Employment agreement dated as of December 9, 2008, between UniSource Energy and Paul J. Bonavia. (Form 8-K dated December 15, 2008, File No. 1-13739.)

12(a)	—	Computation of Ratio of Earnings to Fixed Charges – TEP.

12(b)	—	Computation of Ratio of Earnings to Fixed Charges – UniSource Energy.

21	—	Subsidiaries of the Registrants.

23	—	Consent of Independent Registered Public Accounting Firm.

24(a)	—	Power of Attorney – UniSource Energy.

24(b)	—	Power of Attorney – TEP.

31(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by Paul J. Bonavia.

31(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy by Kevin P. Larson.

31(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Paul J. Bonavia.

31(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Kevin P. Larson.

**32	—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(*)	Previously filed as indicated and incorporated herein by reference.

(+)	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(b)(10)(iii) of Regulation S-K.

**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.