Form 10-Q
period 2009-03-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2009-05-06
CIK 100122, 941138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .

Commission	Registrant; State of Incorporation;	IRS Employer
File Number	Address; and Telephone Number	Identification Number

1-13739	UNISOURCE ENERGY CORPORATION	86-0786732
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
(1) Tucson Electric Power Company is not required to file reports under the Exchange Act. However, Tucson Electric Power Company has filed all Exchange Act reports for the preceding 12 months.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
UniSource Energy Yes ☐ No ☐
Tucson Electric Power Company Yes ☐ No ☐
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
UniSource Energy Corporation Yes ☑ No ☐
Tucson Electric Power Company Yes ☐ No ☑
At May 1, 2009, 35,610,648 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding. At May 1, 2009, 32,139,434 shares of Tucson Electric Power Company’s common stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.
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

i

DEFINITIONS
The abbreviations and acronyms used in the 2009 first quarter report on Form 10-Q are defined below:

2008 TEP Rate Order	A rate order issued by the ACC resulting in a new retail rate structure for TEP, effective December 1, 2008.
ACC	Arizona Corporation Commission.
AECC	Arizonans for Electric Choice and Competition.
AMT	Alternative Minimum Tax.
APS	Arizona Public Service.
BMGS	Black Mountain Generating Station owned by UED.
Btu	British thermal unit(s).
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in MWs.
Citizens	Citizens Communications Company.
Common Stock	UniSource Energy’s common stock, without par value.
Company	UniSource Energy Corporation.
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and daily low temperatures.
DSM	Demand side management.
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy	The amount of power produced over a given period of time measured in MWh.
EPA	Environmental Protection Agency.
ESP	Energy Service Provider.
FAS 71	Statement of Financial Accounting Standards No. 71: Accounting for The Effects of Certain Types of Regulation.
FAS 133	Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities, as amended.
FAS 143	Statement of Financial Accounting Standards No. 143: Accounting for Asset Retirement Obligations.
FERC	Federal Energy Regulatory Commission.
Fixed CTC	Competition Transition Charge of approximately $0.009 per kWh that was included in TEP’s retail rate for the purpose of recovering TEP’s $450 million TRA by December 31, 2008.
Four Corners	Four Corners Generating Station.
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.
ICRA	Implementation Cost Regulatory Asset.
IDBs	Industrial Development Revenue Bonds.
IRS	Internal Revenue Service.
kWh	Kilowatt-hour(s).
LIBOR	London Interbank Offered Rate.
Luna	Luna Energy Facility.
Mark-to-Market Adjustments	Unrealized gains and losses that are recorded monthly to reflect the market prices at the end of each month on forward energy sales and purchase contracts that are considered to be derivatives.
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtu	Million British Thermal Units.
MW	Megawatt(s).
MWh	Megawatt-hour(s).
Navajo	Navajo Generating Station.
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
Pima Authority	The Industrial Development Authority of the County of Pima.

PPFAC	Purchased Power and Fuel Adjustment Clause.
PWMT	Pinnacle West Marketing and Trading.
REST	Renewable Energy Standard and Tariff.
RUCO	Residential Utility Consumer Office.
Salt River Project	A public power utility serving more than 900,000 customers in Phoenix, Arizona.
San Juan	San Juan Generating Station.
1999 Settlement Agreement	TEP’s 1999 Settlement Agreement approved by the ACC in November 1999 that provided for electric retail competition and transition asset recovery.
2008 Proposed Settlement Agreement	Proposed Settlement Agreement filed with the ACC in TEP’s 2007/2008 rate case proceeding.
Springerville	Springerville Generating Station.
Springerville Coal Handling Facilities Leases	Leveraged lease arrangements relating to the coal handling facilities serving Springerville.
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2	Unit 2 of the Springerville Generating Station.
Springerville Unit 3	Unit 3 of the Springerville Generating Station.
Springerville Unit 4	Unit 4 of the Springerville Generating Station.
SRP	Salt River Project Agricultural Improvement and Power District.
Sundt	H. Wilson Sundt Generating Station.
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station.
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement	Amended and Restated Credit Agreement between TEP and a syndicate of Banks, dated as of August 11, 2006.
TEP Letter of Credit Facility	Letter of credit facility between TEP and a syndicate of banks, dated as of April 30, 2008.
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement.
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
TOU	Time of use.
TRA	Transition Recovery Asset, a $450 million regulatory asset established in TEP’s 1999 Settlement Agreement that was fully recovered in 2008.
Tri-State	Tri-State Generation and Transmission Association.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities.
UED Credit Agreement	364-day credit agreement between UED and a syndicate of banks, dated as of March 26, 2009, guaranteed by UniSource Energy.
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
We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the Company) as of March 31, 2009, and the related condensed consolidated statements of income (loss) for the three-month periods ended March 31, 2009 and 2008, the condensed consolidated statement of changes in stockholders’ equity and comprehensive income for the three-month period ended March 31, 2009 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, of cash flows, of capitalization, and of changes in stockholders’ equity and comprehensive income for the year then ended (not presented herein), and in our report dated February 26, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
PricewaterhouseCoopers LLP
Phoenix, Arizona
May 4, 2009

v

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Tucson Electric Power Company:
We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the Company) as of March 31, 2009, and the related condensed consolidated statements of income (loss) for the three-month periods ended March 31, 2009 and 2008, the condensed consolidated statement of changes in stockholder’s equity and comprehensive income for the three-month period ended March 31, 2009, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, of cash flows, of capitalization, and of changes in stockholder’s equity and comprehensive income for the year then ended (not present herein), and in our report dated February 26, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
PricewaterhouseCoopers LLP
Phoenix, Arizona
May 4, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	-Thousands of Dollars-
	(Except Per Share Amounts)

Operating Revenues
Electric Retail Sales	$201,352	$198,541
Electric Wholesale Sales	35,295	52,367
Gas Revenue	58,303	65,431
Other Revenues	16,907	13,795

Total Operating Revenues	311,857	330,134

Operating Expenses
Fuel	54,817	69,224
Purchased Energy	76,695	108,081
Transmission	2,259	3,664
Increase (Decrease) to reflect PPFAC/PGA Recovery Treatment	6,702	(6,339)

Total Fuel and Purchased Energy	140,473	174,630
Other Operations and Maintenance	84,954	67,489
Depreciation and Amortization	40,675	36,154
Amortization of 1999 Transition Recovery Asset	—	17,250
Taxes Other Than Income Taxes	12,455	12,594

Total Operating Expenses	278,557	308,117

Operating Income	33,300	22,017

Other Income (Deductions)
Interest Income	2,098	3,165
Other Income	1,458	3,036
Other Expense	(1,484)	(1,128)

Total Other Income (Deductions)	2,072	5,073

Interest Expense
Long-Term Debt	14,644	17,245
Capital Leases	12,809	13,077
Other Interest Expense	470	1,141
Interest Capitalized	(726)	(1,548)

Total Interest Expense	27,197	29,915

Income (Loss) Before Income Taxes	8,175	(2,825)
Income Tax Expense (Benefit)	3,256	(210)

Net Income (Loss)	$4,919	$(2,615)

Weighted-average Shares of Common Stock Outstanding (000)	35,665	35,559

Basic Earnings (Loss) per Share	$0.14	$(0.07)

Diluted Earnings (Loss) per Share	$0.14	$(0.07)

Dividends Declared per Share	$0.290	$0.240

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$241,524	$230,195
Cash Receipts from Electric Wholesale Sales	55,200	78,889
Cash Receipts from Gas Sales	71,103	75,021
Cash Receipts from Operating Springerville Unit 3	12,552	13,490
Interest Received	4,522	8,657
Income Tax Refunds Received	14,962	6,566
Performance Deposit Receipts	8,470	4
Other Cash Receipts	8,701	4,143
Purchased Energy Costs Paid	(94,013)	(140,713)
Fuel Costs Paid	(59,021)	(59,226)
Payment of Other Operations and Maintenance Costs	(53,583)	(42,544)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(27,148)	(26,591)
Wages Paid, Net of Amounts Capitalized	(32,497)	(34,265)
Interest Paid, Net of Amounts Capitalized	(20,768)	(23,450)
Capital Lease Interest Paid	(22,821)	(26,667)
Performance Deposits Payments	(14,100)	—
Income Taxes Paid	—	(7,400)
Excess Tax Benefit from Stock Options Exercised	(4)	(135)
Other Cash Payments	(1,858)	(1,378)

Net Cash Flows — Operating Activities	91,221	54,596

Cash Flows from Investing Activities
Capital Expenditures	(82,061)	(90,261)
Payments for Investment in Springerville Lease Debt	(31,375)	—
Proceeds from Investment in Springerville Lease Debt	906	11,333
Return of Investment from Millennium Energy Businesses	5,000	—
Insurance Proceeds for Replacement Assets	4,279	—
Other Cash Receipts	—	821
Other Cash Payments	(319)	(678)

Net Cash Flows — Investing Activities	(103,570)	(78,785)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	34,000	117,000
Proceeds from Issuance of Short-Term Debt	30,000	—
Proceeds from Stock Options Exercised	8	758
Excess Tax Benefit from Stock Options Exercised	4	135
Other Cash Receipts	699	3,208
Proceeds from Issuance of Long-Term Debt	—	90,745
Repayments of Borrowings Under Revolving Credit Facilities	(39,000)	(109,000)
Payments of Capital Lease Obligations	(14,471)	(62,153)
Common Stock Dividends Paid	(10,330)	(8,497)
Repayment of Long-Term Debt	(1,500)	(1,500)
Payment of Debt Issue/Retirement Costs	(814)	(832)
Other Cash Payments	(390)	(784)

Net Cash Flows — Financing Activities	(1,794)	29,080

Net Increase (Decrease) in Cash and Cash Equivalents	(14,143)	4,891
Cash and Cash Equivalents, Beginning of Year	55,172	90,373

Cash and Cash Equivalents, End of Period	$41,029	$95,264

See Note 14 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$3,920,446	$3,870,493
Utility Plant under Capital Leases	701,226	702,337
Construction Work in Progress	205,193	171,996

Total Utility Plant	4,826,865	4,744,826
Less Accumulated Depreciation and Amortization	(1,610,683)	(1,580,308)
Less Accumulated Amortization of Capital Lease Assets	(551,099)	(546,825)

Total Utility Plant — Net	2,665,083	2,617,693

Investments and Other Property
Investments in Lease Debt and Equity	156,214	126,672
Other	57,358	64,096

Total Investments and Other Property	213,572	190,768

Current Assets
Cash and Cash Equivalents	41,029	55,172
Accounts Receivable — Retail and Other	57,491	74,288
Accounts Receivable — Wholesale	28,867	44,725
Unbilled Accounts Receivable	43,997	60,146
Allowance for Doubtful Accounts	(19,721)	(19,684)
Materials and Fuel Inventory	93,640	92,170
Energy Contracts — Derivative Instruments	3,160	3,437
Regulatory Assets — Derivative Instruments	59,779	38,276
Regulatory Assets — Other	23,398	23,299
Deferred Income Taxes — Current	36,526	61,398
Income Tax Receivable	170	12,720
Interest Receivable on Capital Lease Debt Investment	2,957	4,491
Collateral Posted for Derivative Contracts	19,750	14,120
Other	17,378	17,528

Total Current Assets	408,421	482,086

Regulatory and Other Assets
Income Taxes Recoverable Through Future Revenues	19,824	19,814
Regulatory Assets — Pension and Other Postretirement Benefits	110,427	112,035
Regulatory Assets — Derivative Instruments	22,305	18,324
Regulatory Assets — Other	38,180	39,395
Energy Contracts — Derivative Instruments	1,965	3,113
Other Assets	26,314	26,339

Total Regulatory and Other Assets	219,015	219,020

Total Assets	$3,506,091	$3,509,567

See Notes to Condensed Consolidated Financial Statements.
(Continued)

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$673,867	$679,274
Capital Lease Obligations	493,505	513,517
Long-Term Debt	1,317,115	1,313,615

Total Capitalization	2,484,487	2,506,406

Current Liabilities
Current Obligations Under Capital Leases	32,169	18,334
Short-Term Borrowings	30,000	10,000
Current Maturities of Long-Term Debt	6,000	6,000
Accounts Payable	54,245	62,514
Accounts Payable — Purchased Power	33,442	49,146
Interest Accrued	17,533	43,440
Accrued Taxes Other than Income Taxes	46,557	36,746
Accrued Employee Expenses	25,382	26,859
Customer Deposits	23,637	22,656
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	35,424	25,665
Regulatory Liabilities — Other	14,482	8,161
Energy Contracts — Derivative Instruments	62,365	41,076
Other	1,756	1,460

Total Current Liabilities	382,992	352,057

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	159,300	178,089
Regulatory Liabilities — Net Cost of Removal for Interim Retirements	156,362	151,796
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	41,763	44,469
Energy Contracts — Derivative Instruments	31,785	29,849
Pension and Other Postretirement Benefits	161,214	157,769
Customer Advances for Construction	30,659	31,062
Other	57,529	58,070

Total Deferred Credits and Other Liabilities	638,612	651,104

Commitments and Contingencies (Note 7)
Total Capitalization and Other Liabilities	$3,506,091	$3,509,567

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders’
	Outstanding*	Stock	Deficit	Loss	Equity
	(Unaudited)
	-Thousands of Dollars-
Balances at December 31, 2008	35,458	$687,360	$(1,231)	$(6,855)	$679,274

Comprehensive Income:
2009 Year-to-Date Net Income			4,919		4,919

Unrealized Gain on Cash Flow Hedges (net of $165 income taxes)				251	251

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $190 income taxes)				290	290

Employee Benefit Obligations Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $33 income taxes)				50	50

Total Comprehensive Income					5,510

Dividends Declared			(10,327)		(10,327)
Shares Issued under Deferred Compensation Plans	10	279			279
Shares Issued under Stock Compensation Plans — (net of shares redeemed for taxes)	102	(869)			(869)

Balances at March 31, 2009	35,570	$686,770	$(6,639)	$(6,264)	$673,867

*	UniSource Energy has 75 million authorized shares of Common Stock.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	-Thousands of Dollars-
Operating Revenues
Electric Retail Sales	$157,764	$161,923
Electric Wholesale Sales	37,758	52,313
Other Revenues	17,752	14,366

Total Operating Revenues	213,274	228,602

Operating Expenses
Fuel	51,440	69,209
Purchased Power	23,042	32,221
Transmission	548	2,039
Increase (Decrease) to reflect PPFAC Recovery Treatment	(368)	—

Total Fuel and Purchased Energy	74,662	103,469
Other Operations and Maintenance	74,734	58,584
Depreciation and Amortization	35,050	31,290
Amortization of 1999 Transition Recovery Asset	—	17,250
Taxes Other Than Income Taxes	10,256	10,549

Total Operating Expenses	194,702	221,142

Operating Income	18,572	7,460

Other Income (Deductions)
Interest Income	2,070	2,788
Other Income	1,331	2,298
Other Expense	(1,128)	(1,013)

Total Other Income (Deductions)	2,272	4,073

Interest Expense
Long-Term Debt	9,191	11,712
Capital Leases	12,805	13,070
Other Interest Expense	349	1,005
Interest Capitalized	(634)	(1,056)

Total Interest Expense	21,711	24,731

Income (Loss) Before Income Taxes	(867)	(13,198)
Income Tax Expense (Benefit)	(313)	(4,336)

Net Income (Loss)	$(553)	$(8,862)

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$190,337	$187,776
Cash Receipts from Electric Wholesale Sales	58,850	78,889
Cash Receipts from Operating Springerville Unit 3	12,552	13,490
Interest Received	4,500	8,035
Income Tax Refunds Received	14,962	6,140
Reimbursement of Affiliate Charges	5,976	5,480
Other Cash Receipts	7,494	1,814
Performance Deposit Payments	(9,100)	—
Fuel Costs Paid	(54,728)	(59,226)
Purchased Power Costs Paid	(33,437)	(58,217)
Payment of Other Operations and Maintenance Costs	(51,155)	(41,043)
Capital Lease Interest Paid	(22,818)	(26,659)
Wages Paid, Net of Amounts Capitalized	(26,867)	(28,482)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(17,427)	(17,474)
Interest Paid, Net of Amounts Capitalized	(10,495)	(14,149)
Other Cash Payments	(1,252)	(853)

Net Cash Flows — Operating Activities	67,392	55,521

Cash Flows from Investing Activities
Capital Expenditures	(69,459)	(73,700)
Payments for Investments in Springerville Lease Debt	(31,375)	—
Proceeds from Investments in Springerville Lease Debt	906	11,333
Insurance Proceeds for Replacement Assets	4,279	—
Other Cash Receipts	—	5
Other Cash Payments	(3)	(612)

Net Cash Flows — Investing Activities	(95,652)	(62,974)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facility	20,000	90,000
Repayments of Borrowings Under Revolving Credit Facility	(30,000)	(100,000)
Equity Investment from UniSource Energy	30,000	—
Proceeds from Issuance of Long-Term Debt	—	90,745
Payments of Capital Lease Obligations	(14,447)	(62,137)
Other Cash Receipts	465	254
Payment of Debt Issue Costs	(9)	(816)
Other Cash Payments	(139)	(178)

Net Cash Flows — Financing Activities	5,870	17,868

Net Increase (Decrease) in Cash and Cash Equivalents	(22,390)	10,415
Cash and Cash Equivalents, Beginning of Year	33,275	26,610

Cash and Cash Equivalents, End of Period	$10,885	$37,025

See Note 14 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$3,391,397	$3,351,474
Utility Plant under Capital Leases	700,521	701,631
Construction Work in Progress	176,080	145,457

Total Utility Plant	4,267,998	4,198,562
Less Accumulated Depreciation and Amortization	(1,556,685)	(1,531,611)
Less Accumulated Amortization of Capital Lease Assets	(550,583)	(546,332)

Total Utility Plant — Net	2,160,730	2,120,619

Investments and Other Property
Investments in Lease Debt and Equity	156,214	126,672
Other	29,559	31,291

Total Investments and Other Property	185,773	157,963

Current Assets
Cash and Cash Equivalents	10,885	33,275
Accounts Receivable — Retail and Other	36,930	53,091
Accounts Receivable — Wholesale	28,749	44,610
Unbilled Accounts Receivable	27,590	33,554
Allowance for Doubtful Accounts	(17,058)	(17,135)
Accounts Receivable — Due from Affiliates	3,725	16,614
Materials and Fuel Inventory	81,989	81,067
Energy Contracts — Derivative Instruments	9,969	5,129
Regulatory Assets — Derivative Instruments	25,165	14,242
Regulatory Assets — Other	22,970	22,834
Deferred Income Taxes — Current	34,990	59,615
Interest Receivable on Capital Lease Debt Investment	2,957	4,491
Collateral Posted for Derivative Contracts	9,100	—
Other	15,650	16,089

Total Current Assets	293,611	367,476

Regulatory and Other Assets
Regulatory Assets — Pension and Other Postretirement Benefits	105,098	106,596
Regulatory Assets — Derivative Instruments	8,824	5,400
Regulatory Assets — Other	36,912	38,180
Income Taxes Recoverable Through Future Revenues	19,824	19,814
Energy Contracts — Derivative Instruments	3,206	4,982
Other Assets	19,708	20,741

Total Regulatory and Other Assets	193,572	195,713

Total Assets	$2,833,686	$2,841,771

See Notes to Condensed Consolidated Financial Statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$613,644	$583,606
Capital Lease Obligations	493,383	513,370
Long-Term Debt	903,615	903,615

Total Capitalization	2,010,642	2,000,591

Current Liabilities
Current Obligations Under Capital Leases	32,066	18,231
Borrowing Under Revolving Credit Facility	—	10,000
Accounts Payable	46,709	56,001
Accounts Payable — Purchased Power	21,760	28,510
Accounts Payable — Due to Affiliates	7,704	3,610
Income Taxes Payable	2,644	2,057
Interest Accrued	15,130	35,828
Accrued Taxes Other than Income Taxes	36,178	27,679
Accrued Employee Expenses	22,353	23,990
Energy Contracts — Derivative Instruments	34,563	18,737
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	16,980	14,310
Regulatory Liability — Other	12,756	7,083
Other	17,850	17,106

Total Current Liabilities	266,693	263,142

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	153,644	180,098
Regulatory Liabilities — Net Cost of Removal for Interim Retirements	125,865	122,037
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	41,763	44,469
Energy Contracts — Derivative Instruments	19,545	18,794
Pension and Other Postretirement Benefits	153,068	149,955
Other	62,466	62,685

Total Deferred Credits and Other Liabilities	556,351	578,038

Commitments and Contingencies (Note 7)
Total Capitalization and Other Liabilities	$2,833,686	$2,841,771

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder’s
	Stock	Expense	Deficit	Loss	Equity
	(Unaudited)
	- Thousands of Dollars -
Balances at December 31, 2008	$813,971	$(6,357)	$(217,153)	$(6,855)	$583,606

Comprehensive Income:
2009 Year-to-Date Net Loss			(553)		(553)

Unrealized Gain on Cash Flow Hedges (net of $165 income taxes)				251	251

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $190 income taxes)				290	290

Employee Benefit Obligations Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $33 income taxes)				50	50

Total Comprehensive Income					38

Capital Contribution from UniSource Energy	30,000				30,000

Balances at March 31, 2009	$843,971	$(6,357)	$(217,706)	$(6,264)	$613,644

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
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
TEP, a regulated public utility, is UniSource Energy’s largest operating subsidiary and represented approximately 81% of UniSource Energy’s assets as of March 31, 2009. TEP generates, transmits and distributes electricity to approximately 402,000 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the Western U.S. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State).
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
The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the Securities and Exchange Commission’s (SEC) interim reporting requirements which do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for audited annual financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for audited annual financial statements. This quarterly report should be reviewed in conjunction with UniSource Energy and TEP’s 2008 Annual Report on Form 10-K.
Weather, among other factors, causes seasonal fluctuations in TEP, UNS Gas and UNS Electric’s sales; therefore, quarterly results are not indicative of annual operating results.
RECLASSIFICATIONS
In the TEP 2008 Rate Order, the ACC granted TEP a Purchased Power Adjustment Clause (PPFAC) which allows recovery of actual fuel and purchased power costs, including demand charges, transmission costs, and prudent costs of contracts for hedging fuel and purchased power costs. UNS Electric also operates a PPFAC. UNS Gas has a Purchased Gas Adjuster (PGA) mechanism which allows UNS Gas to recover its actual commodity costs including transportation. See note 2.
To provide more information regarding the components of the PPFAC/PGA and to be comparable with the 2009 presentation, UniSource Energy and TEP made the following reclassifications to the first quarter 2008 Statements of Income:
•	UniSource Energy and TEP reclassified Transmission expenses of $4 million and $2 million, respectively, from Other Operations and Maintenance to Transmission, a component of Total Fuel and Purchased Energy;
•	UniSource Energy and TEP reclassified Capital Lease expenses of $1 million from Capital Leases to Purchased Energy; and
•	UniSource Energy reclassified $6 million of over-recovered PPFAC and PGA expenses from Purchased Energy, Transmission, and Fuel to Increase (Decrease) to reflect PPFAC (or PGA) Recovery Treatment, a component of Total Fuel and Purchased Energy.
In addition, UniSource Energy and TEP reclassified REST and DSM revenue of $1 million from Other Revenue to Electric Retail Sales. These reclassifications had no effect on Net Income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 2. REGULATORY MATTERS
ACCOUNTING FOR RATE REGULATION
TEP, UNS Gas and UNS Electric generally use the same accounting policies and practices used by unregulated companies. However, sometimes certain accounting principles, such as Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), require special accounting treatment for regulated companies to show the effect of regulation. For example, the ACC may not allow TEP, UNS Gas or UNS Electric to currently charge their customers to recover certain expenses, but instead may require that they charge these expenses to customers in the future. In this situation, FAS 71 requires that TEP, UNS Gas and UNS Electric defer these items and show them as regulatory assets on the balance sheet until they are allowed to charge their customers. TEP, UNS Gas and UNS Electric then amortize these items as expense as they recover these charges from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.
The conditions a regulated company must satisfy to apply the accounting policies and practices of FAS 71 include:
•	an independent regulator sets rates;
•	the regulator sets the rates to recover the specific costs of providing service; and
•	the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.
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
As a result of the 2008 TEP Rate Order, TEP reapplied FAS 71 to its generation operations. In addition, in December 2008, TEP began deferring its mark-to-market adjustments for derivative instruments that are expected to be recovered through the PPFAC (defined below) as either regulatory assets or regulatory liabilities.
Purchased Power and Fuel Adjustment Clause (PPFAC)
The TEP PPFAC became effective January 1, 2009. The PPFAC allows recovery of fuel and purchased power costs incurred to provide service to retail customers, including demand charges and the prudent costs of contracts for hedging fuel and purchased power costs. The PPFAC consists of a forward component and a true-up component.
•	The forward component of 0.18 cents per kWh became effective on April 1, 2009 and will be updated each year. The forward component is based on the forecasted fuel and purchased power costs for the twelve-month period from April 1 to March 31 the following year, less the base cost of fuel and purchased power of 2.9 cents per kWh, which is embedded in base rates.
•	The true-up component will reconcile any over/under collected amounts from the preceding twelve-month period and will be credited to or recovered from customers in the subsequent year.
TEP is also crediting Fixed CTC true-up revenues ($58 million collected from May 2008 to November 30, 2008) to customers as an offset to the PPFAC rate. This credit will offset the forward and true-up components of the PPFAC, resulting in a PPFAC charge of zero until the Fixed CTC true-up revenues are fully credited, which is expected to occur over the next 24 to 36 months beginning April 1, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The following table shows the balance of Regulatory Liabilities — Over-Recovered Purchased Energy Costs:

	March 31,	December 31,
	2009	2008
	-Millions of Dollars-
Fixed CTC Revenue to be Refunded within the next 12 months; Amount is Included in Current Liabilities	$(17)	$(14)

(Over) Under Recovered Purchased Energy Costs — Regulatory Basis as Billed to Customers	$7	$—
Estimated Purchased Energy Costs Recovered through Accrued Unbilled Revenues	(8)	—
Fixed CTC Revenue to be Refunded	(41)	(44)

Total Included in Deferred Credits and Other Liabilities	$(42)	$(44)

For the purposes of reconciling fuel and purchased power to PPFAC revenues, including the credited forward component, TEP will credit the allocable retail portion of the following against the PPFAC eligible costs: 100% of short-term wholesale revenues; 10% of the profit on trading activity; and 50% of the revenues from the sales of SO2 emission allowances.
Future Implications of Discontinuing Application of FAS 71
TEP continues to apply FAS 71 to its regulated operations and regularly assesses whether it can continue to apply FAS 71 to these operations. If TEP stopped applying FAS 71, it would write-off the related balances of its regulatory assets as an expense and recognize its regulatory liabilities as income on its income statement. Based on the regulatory asset balances, net of regulatory liabilities, at March 31, 2009, if TEP had stopped applying FAS 71 to its remaining regulated operations it would have recorded an extraordinary after-tax gain of $50 million and an after-tax loss in Accumulated Other Comprehensive Income (AOCI) of $63 million. While regulatory orders and market conditions may affect cash flows, TEP’s cash flows would not be affected if we stopped applying FAS 71.
UNS GAS RATES AND REGULATION
2008 General Rate Case Filing
In November 2008, UNS Gas filed a general rate case (on a cost of service basis) with the ACC requesting a total rate increase of 6% to cover a revenue deficiency of $10 million. The case uses a June 30, 2008 test year. UNS Gas expects the ACC to rule on its rate case in late 2009 or early 2010.
Purchased Gas Adjuster (PGA) Mechanism
UNS Gas’ retail rates include a PGA mechanism intended to address the volatility of natural gas prices and allow UNS Gas to recover its actual commodity costs, including transportation, through a price adjuster. All purchased gas commodity costs, including transportation, increase the PGA bank, a balancing account. UNS Gas recovers these costs or returns amounts over-collected from/to ratepayers through a PGA mechanism. The PGA mechanism includes the following two components:
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
In September 2007, the ACC approved a $0.04 cent per therm PGA surcredit, effective October 2007 through April 2008. Since May 2008, there has been no surcharge or surcredit in effect.
Based on current projections of gas prices, UNS Gas believes it will recover its gas costs in a timely manner. However, changes in the market price for gas, sales volumes and surcharge amount could significantly change the PGA bank balance in the future.
The following table shows the balance of over-recovered purchased gas costs:

	March 31,	December 31,
	2009	2008
	-Millions of Dollars-
(Over) Under Recovered Purchased Gas Costs — Regulatory Basis as Billed to Customers	$(1)	$5
Estimated Purchased Gas Costs Recovered through Accrued Unbilled Revenues	(5)	(10)

Over-Recovered Purchased Gas Costs (PGA) Included as a Current Regulatory Liability	$(6)	$(5)

Future Implications of Discontinuing Application of FAS 71
UNS Gas regularly assesses whether it can continue to apply FAS 71 to its regulated operations. If UNS Gas stopped applying FAS 71, UNS Gas would write-off the related balance of its regulatory assets as an expense and write-off its regulatory liabilities as income on its income statement. Based on the regulatory asset and liability balances, if UNS Gas had stopped applying FAS 71, it would have recorded an extraordinary after-tax gain of $7 million and an after-tax loss in AOCI of $2 million at March 31, 2009. Discontinuing application of FAS 71 would not affect UNS Gas’ cash flows.
UNS ELECTRIC RATES AND REGULATION
2009 General Rate Case Filing
In April 2009, UNS Electric filed a general rate case (on a cost of service basis) with the ACC requesting a total rate increase of 7.4% to cover a revenue deficiency of $13.5 million. The case uses a December 31, 2008 test year. UNS Electric expects the ACC to rule on its rate case in 2010.
Purchased Power and Fuel Adjustment Clause (PPFAC)
UNS Electric’s retail rates include a PPFAC, which allows for a separate surcharge or surcredit to the base rate for delivered purchased power to collect or return under- or over-recovery of costs. Allowable PPFAC costs include fuel, purchased power (less proceeds from most wholesale sales) and transmission costs. The PPFAC approved in UNS Electric’s last rate case in May 2008 allows recovery of fuel and purchased power costs incurred to provide service to retail customers, including demand charges and the prudent costs of contracts for hedging fuel and purchased power costs.
As part of the May 2008 ACC rate order, a new base rate of approximately 7.1 cents per kWh and a new PPFAC rate of approximately 1.5 cents per kWh took effect on June 1, 2008. The PPFAC mechanism has a forward component and a true-up component. The forward component of the PPFAC rate is based on the difference between forecasted fuel and purchased power costs and the base costs of fuel and purchased power included in base rates. The true-up component reconciles the previous year’s actual fuel and purchased power costs with the amounts collected through base and PPFAC rates and credits or recovers that amount to or from customers in the subsequent PPFAC year. The PPFAC rate will be updated on June 1 of each year, beginning June 1, 2009. The retail rates prior to June 2008 included a charge for fuel and purchased power of approximately 7 cents per kWh (base rate recovery of 5.2 cents per kWh and a transmission surcharge of 1.8 cents per kWh).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The PPFAC also includes an annual cap of 1.73 cents per kWh on the forward component and a provision that 100% of short-term wholesale revenues are credited to the PPFAC costs.
The following table shows the balance of over-recovered purchased power costs:

	March 31,	December 31,
	2009	2008
	-Millions of Dollars-
(Over) Under Recovered Purchased Power Costs — Regulatory Basis as Billed to Customers	$(8)	$—
Estimated Purchased Power Costs Recovered through Accrued Unbilled Revenues	(4)	(7)

Over-Recovered Purchased Power Costs (PPFAC) Included as a Current Regulatory Liability	$(12)	$(7)

Future Implications of Discontinuing Application of FAS 71
UNS Electric regularly assesses whether it can continue to apply FAS 71 to its regulated operations. If UNS Electric stopped applying FAS 71, it would write-off the related balances of their regulatory assets as an expense and would write-off its regulatory liabilities as income on their income statement. Based on the regulatory asset and liability balances, if UNS Electric had stopped applying FAS 71, it would have recorded an extraordinary after-tax loss of $6 million and an after-tax loss in AOCI of $2 million at March 31, 2009. Discontinuing application of FAS 71 would not affect UNS Electric’s cash flows.
NOTE 3. BUSINESS SEGMENTS
Based on the way we organize our operations and evaluate performance, we have three reportable segments:
(1)	TEP, a vertically integrated electric utility business, is UniSource Energy’s largest subsidiary.
(2)	UNS Gas is a regulated gas distribution utility business.

(3)	UNS Electric is a regulated electric distribution utility business.
The UniSource Energy, UES and Millennium holding companies, UED, and several other subsidiaries and equity investments, which are not considered reportable segments, are included in Other. Through affiliates, Millennium holds investments in several unregulated energy and emerging technology companies. UED develops generating resources and performs other project development activities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
Reconciling adjustments consist of the elimination of intersegment revenue which was due to the following transactions:

	Reportable Segments				UniSource	UniSource
		UNS	UNS		Energy	Energy
	TEP	Gas	Electric	Other	Eliminations	Consolidated
	-Millions of Dollars-
Intersegment Revenue
Three Months Ended March 31, 2009:
Wholesale Sales — TEP to UniSource Electric (UNSE)	$2	$—	$—	$—	$(2)	$—
Wholesale Sales — UNSE to TEP	—	—	1	—	(1)	—
Wholesale Sales — UED to UNSE	—	—	—	3	(3)	—
Gas Revenue — UniSource Gas (UNSG) to UNSE & UED	—	1	—	—	(1)	—
Other Revenue — TEP to Affiliates(1)	2	—	—	—	(2)	—
Other Revenue — Millennium to TEP & UNSE(2)	—	—	—	4	(4)	—
Other Revenue — TEP to UNSE(3)	1	—	—	—	(1)	—

Total Intersegment Revenue	$5	$1	$1	$7	$(14)	$—

Three Months Ended March 31, 2008:
Other Revenue — TEP to Affiliates(1)	$2	$—	$—	$—	$(2)	$—
Other Revenue — Millennium to TEP & UNSE(2)	—	—	—	4	(4)	—

Total Intersegment Revenue	$2	$—	$—	$4	$(6)	$—

(1)	TEP provides corporate services including finance, accounting, tax and information technology services to UniSource Energy and its subsidiaries.

(2)	A Millennium subsidiary provides a supplemental workforce and meter reading services to TEP and UNS Electric.

(3)	TEP provides energy scheduling services to UNS Electric.
Other significant reconciling adjustments include the elimination of intercompany interest between UniSource Energy and UED, the elimination of investments in subsidiaries held by UniSource Energy and reclassifications of deferred tax assets and liabilities.
We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments					UniSource
		UNS	UNS		Reconciling	Energy
	TEP	Gas	Electric	Other	Adjustments	Consolidated
	-Millions of Dollars-
Income Statement
Three months ended March 31, 2009:
Operating Revenues — External	$208	$59	$45	$—	$—	$312
Operating Revenues — Intersegment	5	1	1	7	(14)	—
Income (Loss) Before Income Taxes	(1)	8	1	—	—	8
Net Income (Loss)	(1)	5	1	—	—	5

Three months ended March 31, 2008:
Operating Revenues — External	227	66	37	—	—	330
Operating Revenues — Intersegment	2	—	—	4	(6)	—
Income (Loss) Before Income Taxes	(13)	10	1	(1)	—	(3)
Net Income (Loss)	(9)	6	1	(1)	—	(3)

Balance Sheet
Total Assets, March 31, 2009	2,834	298	292	1,052	(970)	3,506
Total Assets, December 31, 2008	2,842	294	285	1,061	(972)	3,510

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 4. DEBT, CREDIT FACILITIES AND CAPITAL LEASE OBLIGATIONS
UNS CREDIT AGREEMENT
In February 2009, the leverage ratio in the UniSource Credit Agreement was amended. The leverage ratio is calculated as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). As of March 31, 2009, UniSource Energy was in compliance with the terms of its credit agreement.
UniSource Energy had the following balances outstanding under its credit agreement:

	Current	Long-		Current	Long-
	Liabilities	Term Debt	Total	Liabilities	Term Debt	Total
	- Millions of Dollars-
	March 31, 2009			December 31, 2008
Revolver	$—	$56	$56	$—	$43	$43
Term Loan	6	8	14	6	9	15
TEP CAPITAL LEASE OBLIGATIONS
Investments in Springerville Lease Debt
In March 2009, TEP purchased $31 million of Springerville Unit 1 lease debt which includes a premium that will be amortized over the remaining term of the lease. The investment appears on the balance sheet as Investments in Lease Debt and Equity.
TEP CREDIT AGREEMENT
At March 31, 2009, TEP had no borrowings outstanding and $1 million in letters of credit issued under its revolving credit agreement. The letters of credit were issued to provide credit enhancements for energy purchase contracts and hedging activities. As of December 31, 2008, TEP had $10 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit facility. The revolving loan balances are included in Current Liabilities in the UniSource Energy and TEP balance sheets.
UNS GAS/UNS ELECTRIC REVOLVING CREDIT AGREEMENT
The borrowings under the UNS Gas/UNS Electric Revolver were as follows:

	UNS	UNS	UNS	UNS
	Gas	Electric	Gas	Electric
	-Millions of Dollars-
	March 31, 2009		December 31, 2008
Balance on the Revolver	$—	$—	$—	$8
Outstanding Letters of Credit	5	17	10	7
At December 31, 2008, UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver were excluded from Current Liabilities and presented as Long-Term Debt.
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
UED SHORT-TERM BORROWINGS
In March 2009, UED entered into a 364-day, $30 million senior secured term loan facility. The loan is guaranteed by UniSource Energy and is secured by a lien of substantially all the assets of UED, including the BMGS and an assignment of UED’s PPA with UNS Electric. UED has the option of paying interest on the loan facility at LIBOR plus 3% or an alternative base rate plus 2%. The alternative base rate is the greater of federal funds plus 0.5%, the agent bank’s reference rate or one-month LIBOR plus 1%. UED paid $1 million in debt issuance costs which are being amortized over 1 year, the term of the loan. UED used the proceeds of the loan to make a distribution of $30 million to UniSource Energy.
NOTE 5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND HEDGING ACTIVITIES
Energy-Related Derivatives
TEP, UNS Gas and UNS Electric are exposed to energy price risk associated with their gas and purchased power requirements, volumetric risk associated with their seasonal load and operational risk associated with their power plants, transmission and transportation systems. The energy price risk is mitigated through the PPFAC and PGA mechanisms which provide an adjustment to TEP, UNS Gas and UNS Electric’s retail rates to recover the actual costs of purchased power, gas, transmission and transportation. TEP, UNS Gas and UNS Electric further reduce their energy price risk through a variety of derivative and non-derivative instruments. While current procurement methodologies allow TEP, UNS Gas and UNS Electric to recover electric and gas procurement costs from customers, future regulatory structures could change, potentially impacting the recoverability of electric and gas procurement costs. See Note 2 for further information regarding regulatory matters.
TEP Forward Power Purchases and Sales
TEP enters into forward purchases for its summer peaking period to ensure it can meet its load and reserve requirements. The objectives for entering into such contracts include creating price stability for the TEP ratepayers and reducing TEP’s exposure to price volatility that may result in delayed recovery under the PPFAC. In addition, fixing the price of a portion of anticipated fuel purchases for the operation of power plants, fixing the price for a portion of anticipated energy purchases to supply load-serving customers and fixing the price for a portion of anticipated future electricity sales at a level that provides an acceptable return on electric generation operations helps meet these objectives. The portion of forecasted transactions hedged may vary based upon management’s assessment of market, weather, operational, and other factors. TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified market approach to provide a balance between long-term, mid-term and spot energy sales.
TEP Natural Gas
TEP is also subject to commodity price risk from changes in the price of natural gas. In addition to energy from its coal-fired facilities, TEP typically uses purchased power, supplemented by generation from its gas-fired units. Some of these purchased power contracts are price indexed to natural gas prices. Short-term and spot power purchase prices are also closely correlated to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its monthly natural gas exposure for plant fuel, gas-indexed purchased power and spot market purchases with fixed price contracts for a maximum of three years. TEP purchases its remaining gas fuel needs and purchased power in the spot and short-term markets.
TEP Power and Energy Options
To ensure price stability for the TEP ratepayers and to ensure it can meet its load and reserve requirements, TEP uses call options to purchase power for its summer peaking period. In addition, TEP uses call and put options (gas collars) to limit its range of exposure to changes in natural gas prices for its 2009 summer peaking period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
TEP Trading
TEP also enters into certain energy-related derivatives for trading purposes. Trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by the Company’s Risk Management Committee. The net trading activities represent a very small portion (less than 1%) of TEP’s revenue from wholesale sales. Neither UNS Gas nor UNS Electric enter into derivatives for trading purposes.
UNS Gas
UNS Gas is subject to commodity price risk, primarily from the changes in the price of natural gas purchased for its customers. UNS Gas reduces this risk by purchasing forward fixed price contracts or entering into financial gas swaps for a portion of its projected gas needs. The objectives for entering into such contracts include creating price stability for UNS Gas and reducing UNS Gas’ exposure to price volatility that may result in delayed recovery under the PGA.
UNS Electric
As a result of the expiration, in May 2008, of the fixed price full-requirements supply agreement with PWMT, UNS Electric began hedging a portion of its purchased power exposure to fixed price and natural gas-indexed contracts with fixed price contracts or financial gas swaps. In April 2009, UNS Electric began using call and put options (gas collars) to limit its range of exposure to changes in natural gas prices for its 2009 summer peaking period. The objectives for entering into such contracts include creating price stability for UNS Electric and reducing UNS Electric’s exposure to price volatility that may result in delayed recovery under the PPFAC.
TEP Interest Rate Swap
In June 2006, TEP entered into an interest rate swap to reduce the risk of unfavorable changes in variable interest rates related to changes in LIBOR. The swap has the effect of converting approximately $35 million of variable rate lease payments for the Springerville Common Facilities Lease to a fixed rate through January 1, 2020. The swap is designated as a cash flow hedge for accounting purposes. Because the changes in interest payments, resulting from changes in LIBOR, were completely offset by the interest rate swap in 2009 and in 2008, no ineffectiveness was recorded in earnings.
Accounting Treatment
On the date the company enters into a contract that is considered a derivative instrument, we apply one of the following accounting treatments:
•	Cash Flow Hedges are used by TEP to hedge the cash flow risk associated with unfavorable changes in the variable interest rate on the Springerville Common Lease. In addition, TEP hedges the cash flow risk associated with a six-year power supply agreement using a six-year power purchase swap agreement.
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
The effective portion of the changes in the market prices of cash flow hedges are recorded as unrealized gains and losses in Accumulated Other Comprehensive Income (AOCI) and the ineffective portion, if any, is recognized in earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
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
Beginning in January 2009, as a result of the 2008 TEP Rate Order, TEP is permitted to recover fuel and purchased power costs, including the prudent cost of hedging contracts, through the PPFAC. UNS Gas is also permitted, through its PGA mechanism, to recover the prudent cost of hedging contracts. At December 31, 2008, TEP and UNS Gas reclassified the unrealized gains and losses for commodity contracts that are eligible to be recovered through the PPFAC or PGA as either a regulatory asset or a regulatory liability rather than as a component of AOCI.
•	Mark-to-Market transactions include:
•	TEP non-trading hedges, such as forward power purchase contracts indexed to gas or short-term forward power sales contracts, that did not qualify for cash flow hedge accounting treatment or did not qualify for the normal scope exception, are considered mark-to-market transactions. Prior to December 2008, unrealized gains and losses resulting from changes in the market prices of non-trading hedges or short-term forward power sales contracts were recorded on the same line in the income statement as the hedged transaction. Beginning in December 2008, as a result of the 2008 TEP Rate Order, which permits recovery in the PPFAC of hedging transactions, unrealized gains and losses are recorded as either a regulatory asset or regulatory liability only to the extent they qualify for recovery under the PPFAC mechanism.
•	TEP trading derivatives which are forward power purchase and sale contracts entered into to reduce our exposure to energy and commodity prices. As unrealized gains and losses resulting from changes in the market prices of trading derivatives are not recoverable in the PPFAC, unrealized gains and losses are recorded in the income statement in Electric Wholesale Sales.
•	UNS Electric derivatives such as forward power purchases and gas swaps. In December 2006, UNS Electric received authorization from the ACC to defer the unrealized gains and losses on the balance sheet as a regulatory asset or a regulatory liability rather than as a component of AOCI or in the income statement.
•	UNS Gas derivatives such as forward gas purchases and gas swaps. Beginning in December 2008, unrealized gains and losses are recorded as either a regulatory asset or regulatory liability, as the UNS Gas PGA mechanism permits the recovery of the prudent cost of hedging contracts.
These mark-to-market contracts are subject to specified risk parameters established and monitored by UniSource Energy’s Risk Management Committee.
•	Normal Purchase and Normal Sale transactions are forward energy purchase and sales contracts, including call options, entered into by TEP, UNS Gas and UNS Electric to support the current load forecast and entered into with a counterparty with load serving requirements or generating capacity. These contracts are not required to be marked-to-market and are accounted for on an accrual basis. On an ongoing basis we evaluate our counterparties for non-performance risk to ensure it does not impact our ability to obtain the normal scope exception.
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
Although TEP’s gains and losses on trading activities are recorded on a net basis in the income statement, we report the related cash receipts and cash payments separately in the statement of cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
We present cash collateral and derivative assets and liabilities, associated with the same counterparty, separately in our financial statements and we bifurcate all derivatives into their current and long-term portions on the balance sheet.
Financial Impact of Derivatives
We recorded unrealized gains and losses on derivative instruments for the three months ended March 31, 2009 as follows:
•	TEP’s interest rate swap and TEP’s six-year power purchase swap agreement are recorded in AOCI;
•	TEP’s forward purchase and sale trading contracts are recorded in the income statement; and
•	All other commodity contracts are reflected on the balance sheet as either regulatory assets or regulatory liabilities.
For the three months ended March 31, 2008, we recorded unrealized gains and losses on derivative instruments as follows:
•	TEP’s interest rate swap, TEP’s forward contracts to sell excess capacity, and TEP and UNS Gas’ forward gas swaps were recorded in AOCI;
•	TEP’s non-trading hedges such as forward power purchase contracts indexed to gas, and TEP’s forward purchase and sale trading contracts were recorded in the income statement; and
•	All other commodity contracts were reflected on the balance sheet as either regulatory assets or regulatory liabilities.
The net unrealized gains and losses on derivative activities reported in AOCI were as follows:

	UniSource Energy		TEP
	Three Months		Three Months
	Ended March 31,		Ended March 31,
Cash Flow Hedges — Activity	2009	2008	2009	2008
	-Millions of Dollars-
Unrealized Gains (Losses) recorded to AOCI

Forward Power Sales	$—	$(2)	$—	$(2)
Gas Price Swaps	—	13	—	11
Interest Rate Swap	—	(2)	—	(2)

Total Pre-Tax Unrealized Gain (Loss)	$—	$9	$—	$7

After-Tax Unrealized Gain (Loss) Recorded in AOCI	$—	$6	$—	$4

Unrealized (Gain) Loss Reclassified to Net Income	$—	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The net unrealized gains and losses from Mark-to-Market derivative activities recorded in the income statement were as follows:

	UniSource Energy		TEP
	Three Months		Three Months
Mark-to-Market Transactions — Unrealized Gains (Losses)	Ended March 31,		Ended March 31,
Recorded in Earnings	2009	2008	2009	2008
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales(1)	$—	$(5)	$4	$(5)
Forward Power Purchases(1)	—	4	(4)	4
Forward Power Purchases Recorded in Purchased Energy	—	(3)	—	(3)
Forward Gas Price Swaps Recorded in Fuel	—	1	—	1

Total Pre-Tax Unrealized Gains (Losses)	$—	$(3)	$—	$(3)

(1)	TEP’s 2009 unrealized gains and losses are with an affiliate counterparty and therefore are eliminated in the UniSource Energy financial statements.
The net unrealized gains and losses from Mark-to-Market derivative activities recorded in regulatory assets or regulatory liabilities were as follows:

	UniSource Energy		TEP
	Three Months		Three Months
Mark-to-Market Transactions — Increase (Decrease)	Ended March 31,		Ended March 31,
Recorded in Regulatory Accounts on the Balance Sheet	2009	2008	2009	2008
	-Millions of Dollars-
Recorded in Current Regulatory Assets — Derivatives:
Gas Swaps	$14	$(1)	$10	$—
Gas Collars	1	—	1	—
Power Purchases	7	—	—	—
Recorded in Current Regulatory Liabilities — Derivatives:
Gas Swaps	—	(2)	—	—
Power Purchases	—	(10)	—	—
Recorded in Other Regulatory Assets — Derivatives:
Gas Swaps	2	—	2	—
Power Purchases	2	—	1	—
Recorded in Other Regulatory Liabilities — Derivatives:
Gas Swaps	—	(1)	—	—
Power Purchases	—	(2)	—	—

Total Increase (Decrease)	$26	$(16)	$14	$—

The settlement of forward power purchase and sales contracts that do not result in physical delivery are recorded net as a component of Electric Wholesale Sales in TEP’s income statement. During the three months ended March 31, 2009, $4 million in sales were netted against $3 million in purchases. During the three months ended March 31, 2008, $18 million in sales were netted against $19 million in purchases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The fair value of derivative assets and liabilities were as follows:

	UniSource Energy
	March 31, 2009
	Current	Current	Noncurrent	Noncurrent
	Assets	Liabilities	Assets	Liabilities	Total
	-Millions of Dollars-
Gas Swaps	$1	$(42)	$—	$(13)	$(54)
Power Purchases	2	(19)	1	(6)	(22)
Gas Collars	—	(1)	—	—	(1)
Power Options	—	—	—	(4)	(4)
Power Purchases — Cash Flow Hedge	—	—	1	(1)	—
Interest Rate Swap — Cash Flow Hedge	—	—	—	(8)	(8)

	$3	$(62)	$2	$(32)	$(89)

	UniSource Energy
	December 31, 2008
	Current	Current	Noncurrent	Noncurrent
	Assets	Liabilities	Assets	Liabilities	Total
	-Millions of Dollars-
Gas Swaps	$—	$(28)	$—	$(12)	$(40)
Power Purchases	3	(13)	2	(7)	(15)
Power Options	—	—	1	(3)	(2)
Interest Rate Swap — Cash Flow Hedge	—	—	—	(8)	(8)

	$3	$(41)	$3	$(30)	$(65)

	TEP
	March 31, 2009
	Current	Current	Noncurrent	Noncurrent
	Assets	Liabilities	Assets	Liabilities	Total
	-Millions of Dollars-
Gas Swaps	$—	$(25)	$—	$(6)	$(31)
Power Purchases	1	—	—	—	1
Gas Collars	—	(1)	—	—	(1)
Power Options	—	—	—	(4)	(4)
Power Purchases — Cash Flow Hedge	—	—	1	(1)	—
Interest Rate Swap — Cash Flow Hedge	—	—	—	(7)	(7)
Power — Trading(1)	9	(9)	2	(2)	—

	$10	$(35)	$3	$(20)	$(42)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited

	TEP
	December 31, 2008
	Current	Current	Noncurrent	Noncurrent
	Assets	Liabilities	Assets	Liabilities	Total
	-Millions of Dollars-
Gas Swaps	$—	$(14)	$—	$(4)	$(18)
Power Purchases	1	(1)	—	—	—
Power Options	—	—	1	(3)	(2)
Interest Rate Swap — Cash Flow Hedge	—	—	—	(8)	(8)
Power — Trading	4	(4)	4	(4)	—

	$5	$(19)	$5	$(19)	$(28)

(1)	TEP’s 2009 power trading balances are with an affiliate counterparty and therefore are eliminated in the UniSource Energy financial statements.
As cash collateral is disclosed separately in the balance sheet, the above balances exclude any cash collateral posted with counterparties.
At March 31, 2009, TEP had contracts that will settle through the third quarter of 2015, UNS Electric had contracts that will settle through the fourth quarter of 2013, and UNS Gas had contracts that will settle through the first quarter of 2012. Amounts presented above, as Net Current Assets (Liabilities), are expected to be reclassified into earnings within the next twelve months.
Derivative Volumes
At March 31, 2009, UniSource Energy and TEP had the following derivative volumes, by commodity type:

	UniSource Energy
	2009	2010	2011	2012	2013-2015	Total

Gas GBtu
Gas Swaps	11,120	5,578	2,640	264	—	19,602
Gas Collars	2,000	—	—	—	—	2,000
Gas Purchases — Normal (1)	3,874	591	309	65	—	4,839

Power GWh
Power Purchases Non-Trading	1,318	625	213	123	123	2,402
Power Sales Non-Trading	97	—	—	—	—	97
Power Options	—	248	246	248	248	990
Power Purchases Cash Flow Hedge	—	29	29	29	88	175
Power Purchases Normal (1)	527	490	—	—	—	1,017
Power Sales Normal (1)	—	248	29	29	88	394
Power Options Normal (1)	342	—	—	—	—	342

Power Trading GWh
Power Purchases Trading	144	122	—	—	—	266
Power Sales Trading	144	122	—	—	—	266

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited

	TEP
	2009	2010	2011	2012	2013-2015	Total

Gas GBtu
Gas Swaps	7,414	2,239	838	48	—	10,539
Gas Collars	2,000	—	—	—	—	2,000
Gas Purchases Normal (1)	2,964	—	—	—	—	2,964

Power GWh
Power Purchases Non-Trading	366	—	—	—	—	366
Power Sales Non-Trading	97	—	—	—	—	97
Power Options	—	248	246	248	248	990
Power Purchases Cash Flow Hedge	—	29	29	29	88	175
Power Purchases Normal (1)	465	271	—	—	—	736
Power Sales Normal (1)	—	29	29	29	88	175
Power Options Normal (1)	245	—	—	—	—	245

Power Trading GWh
Power Purchases Trading	144	122	—	—	—	266
Power Sales Trading	144	122	—	—	—	266

(1)	These are derivative contracts entered into by TEP, UNS Gas and UNS Electric to support the current load forecast and entered into with a counterparty with load serving requirements or generating capacity. These contracts are not required to be marked-to-market and are accounted for on an accrual basis.
Hedging Policy
TEP and UNS Electric have policies requiring 90% of peak demand to be hedged by the fourth quarter of the year preceding the peak period. UNS Electric has a policy requiring a minimum 45% of forecasted monthly energy needs to be hedged two months prior to the beginning of each month. TEP and UNS Gas have policies requiring a target of 45% of the estimated monthly natural gas exposure should be fixed two months prior to the beginning of each month. To achieve this target, purchases of 15% of the estimated gas risk are made each year so that at the end of 3 years the 45% minimum goal is realized. TEP, UNS Gas and UNS Electric are in compliance with these policies.
Credit Risk Adjustment
When the fair value of our derivative contracts are reflected as an asset, the counterparty owes us and this creates credit risk. We minimize our credit risk by (1) entering into transactions with high-quality counterparties, (2) limiting our exposure to each counterparty, (3) monitoring the financial condition of the counterparties and (4) requiring collateral in accordance with the counterparty master agreements. Using a combination of market credit default swap data and historical recovery rates for bonds, we consider the impact of counterparty credit worthiness in determining the fair value of our derivatives as well as its possible effect on continued qualification for cash flow hedge accounting. At March 31, 2009 and at December 31, 2008, the impact of counterparty credit risk on the fair value of derivative asset contracts was less than $0.5 million.
We also consider the impact of our own credit risk on instruments that are in a net liability position, after deducting collateral posted, using market credit default swap data and allocating the credit risk adjustment to all individual contracts in a net liability position. At March 31, 2009 and at December 31, 2008 the impact of our own credit risk was $2 million and less than $0.5 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
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
TEP, UNS Gas and UNS Electric have contractual agreements for their energy procurement and hedging activities that contain certain provisions that require each company to post collateral under certain circumstances. These circumstances include credit rating downgrades, or a failure to meet certain financial ratios. In the event that such credit events were to occur, TEP, UNS Gas and UNS Electric would have to provide certain credit enhancements in the form of cash or letters of credit to fully collateralize their exposure to these counterparties.
The total fair value of all derivative instruments under contracts with credit-risk-related contingent features that are in a net liability position at March 31, 2009, for TEP, UNS Gas, and UNS Electric is $45 million, $26 million and $39 million, respectively. To provide credit enhancements for forward energy purchase contracts and hedging activities, TEP posted cash collateral of $9 million with counterparties exposed to TEP. UNS Gas and UNS Electric each posted cash collateral of $8 million and $3 million, respectively, and letters of credit of $5 million and $15 million, respectively. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, TEP, UNS Gas and UNS Electric would be required to post additional collateral to its counterparties of $36 million, $13 million and $21 million, respectively.
As of March 31, 2009, TEP had $21 million of credit exposure to other counterparties’ creditworthiness related to its wholesale marketing and gas hedging activities, of which two counterparties individually composed greater than 10% of the total credit exposure. At March 31, 2009, UNS Gas and UNS Electric were not exposed to other counterparties.
NOTE 6. INCOME TAXES
In March 2009, UniSource Energy received a refund of $15 million on its 2008 consolidated federal tax return, filed in 2009, $10 million of which belongs to TEP. At March 31, 2009, UniSource Energy and TEP have AMT credits, for federal tax purposes, of $49 million and $35 million, respectively. The UniSource Energy consolidated balance of the state NOL carryforward is $41 million at March 31, 2009, $23 million of which is attributable to TEP.
Effective with this quarter, UniSource Energy has changed its method of accounting for income tax expense for interim reporting. UniSource Energy has been using the discrete method to calculate income tax expense. The discrete method requires the calculation of permanent and timing differences for each quarter as the events giving rise to the difference occur. The new method is the effective tax rate method which applies an estimated annual effective tax rate to net income before income taxes for the period to calculate income tax expense. The purpose of the change was to improve interim reporting. The discrete method is an acceptable method of calculating income taxes for the regulated utility industry; however the effective tax rate method is the preferred method under GAAP. This change has been reflected in the financial statements without restatement of prior periods.
For the quarter ended March 31, 2009, the effective tax rate differed from the federal rate, primarily due to state income taxes. For the quarter ended March 31, 2008, the discrete rate differs from the federal tax rate primarily due to the effect of permanent differences and depreciation differences on a flow through basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 7. COMMITMENTS AND CONTINGENCIES
TEP COMMITMENTS
In 2009, TEP entered into the following additional, firm, non-cancelable purchase commitments from those reported in our 2008 Annual Report on Form 10-K:

	2009	2010	2011	2012	2013	Thereafter	Total
	-Millions of Dollars-
Fuel (including Transportation)	$14	$2	$2	$1	$—	$—	$19
Purchased Power	—	2	2	2	2	4	12
Transmission	1	1	1	1	1	—	5

Total Additional, Unrecognized, Firm Purchase Commitments	$15	$5	$5	$4	$3	$4	$36

Certain of TEP’s purchased power contracts are at a fixed price per MW and others are indexed to natural gas prices. The commitment amounts included in the table are based on projected market prices as of March 31, 2009.
UNS ELECTRIC COMMITMENTS
In 2009, UNS Electric entered into forward gas purchase agreements through March 2012. UNS Electric estimates its minimum payments for these forward purchases to be $2 million in 2009, and $1 million in each of 2010 and 2011.
UNS GAS COMMITMENTS
In 2009, UNS Gas entered into forward gas purchase agreements through March 2012. UNS Gas estimates its minimum payments for these forward purchases to be $1 million in 2009, $3 million in 2010, $4 million in 2011 and $2 million in 2012.
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
In December 2008, TEP filed a complaint in the United States Federal District Court against El Paso seeking a $2 million reimbursement from El Paso for transmission charges paid by TEP to PNM for transmission service in an attempt to mitigate TEP’S damages before FERC issued its decision in November 2008. In February 2009, El Paso filed a motion to dismiss TEP’s complaint, or in the alternative, requested a stay in the proceeding pending further resolution by FERC. TEP filed a response requesting that the court deny El Paso’s motion. TEP cannot predict the timing or outcome of this lawsuit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
Claims Related to Navajo Generating Station
In June 1999, the Navajo Nation filed suit against Salt River Project, several Peabody Coal Company entities (including Peabody Western Coal Company, the coal supplier to Navajo Generating Station), Southern California Edison Company, and other defendants in the U.S. District Court for the District of Columbia (D.C. Lawsuit). The D.C. Lawsuit alleges, among other things, that the defendants obtained a favorable coal royalty rate of the lease agreements under which Peabody mines coal by improperly influencing the outcome of a federal administrative process pursuant to which the royalty rate was to be adjusted. The suit seeks $600 million in damages, treble damages, and punitive damages of not less than $1 billion, and the ejection of defendants from all possessory interests and Navajo Tribal lands arising out of the primary coal lease. In July 2001, the U.S. District Court dismissed all claims against Salt River Project. In March 2008, the U.S. District Court lifted a stay that had been in place since October 2004 and referred pending discovery related motions to a Magistrate judge. The discovery motions have since been decided. The parties have agreed to provide joint recommendations for future proceedings to the Court by May 27, 2009.
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
Claims Related to San Juan Generating Station
Conflicts at San Juan Mine Involving Oil and Gas Leaseholders
San Juan Coal Company, the coal supplier to San Juan, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine. Certain gas producers have oil and gas leases with the federal government, the State of New Mexico and private parties in the area of the underground mine. These gas producers allege that San Juan Coal Company’s underground coal mining operations have or will interfere with their gas production and will reduce the amount of natural gas that they would otherwise be entitled to recover. San Juan Coal Company has compensated certain gas producers for any remaining gas production from a well when it was determined that mining activity was close enough to warrant shutting down the well. These settlements, however, do not resolve all potential claims by gas producers in the underground mine area. TEP cannot estimate the impact of any future claims by these gas producers on the cost of coal at San Juan.
Environmental Reclamation at Remote Generating Stations
TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure. When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the corresponding coal supply agreement. TEP’s balance sheet at March 31, 2009 and at December 31, 2008, reflected a liability of $9 million based on our $17 million obligation at the expiration dates of the coal supply agreements in 2011 through 2017.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
TEP Wholesale Accounts Receivable and Allowances
TEP’s Accounts Receivable from Electric Wholesale Sales includes $16 million of receivables at March 31, 2009 and December 31, 2008 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000. The recognized reserve balance at March 31, 2009 and at December 31, 2008 was $14 million. There are several outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company, Pacific Gas and Electric Company, the CPX and the CISO. We cannot predict the outcome of these issues or lawsuits.
Tucson to Nogales Transmission Line
TEP and UNS Electric are parties to a project development agreement for the joint construction of an approximately 60-mile transmission line from Tucson to Nogales, Arizona. UNS Electric’s participation in this project was initiated in response to an order by the ACC to improve reliability to UNS Electric’s retail customers in Nogales, Arizona.
In 2002, the ACC approved the location and construction of the proposed 345-kV line along a route identified as the Western Corridor route subject to a number of conditions, including obtaining all required permits from state and federal agencies. The U.S. Forest Service subsequently identified a preference for a route identified as the Central Corridor route in the final Environmental Impact Statement for the project. TEP is considering options for the project including potential new routes. If a decision is made to pursue an alternative route, approvals will be needed from the ACC, the Department of Energy, U.S. Forest Service, Bureau of Land Management, and the International Boundary and Water Commission. As of March 31, 2009, TEP had capitalized $11 million related to the project, including $2 million of land and land rights. If TEP does not receive the required approvals or abandons the project, TEP believes there is a high likelihood of cost recovery for prudent and reasonably incurred costs related to the project as a consequence of the ACC’s requirement for a second transmission line serving the Nogales, Arizona area.
GUARANTEES
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are:
•	UES’ guarantee of $100 million senior unsecured notes issued by UNS Gas and $100 million senior unsecured notes issued by UNS Electric,

•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver,

•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas, and

•	UniSource Energy’s guarantee of the $30 million UED Credit Agreement.
To the extent liabilities exist under these contracts, the liabilities are included in our consolidated balance sheets.
We believe that the likelihood UniSource Energy or UES would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.
NOTE 8. EMPLOYEE BENEFIT PLANS
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
We recognize the underfunded status of our defined benefit pension plans as a liability on our consolidated balance sheets. The underfunded status is measured as the difference between the fair value of the plans assets and the projected benefit obligation for pension plans. We recognize a regulatory asset to the extent these future costs are probable of recovery in rates.
Additionally, we provide supplemental retirement benefits to certain employees whose benefits are limited by Internal Revenue Service benefit or compensation limitations. Changes in supplemental retirement benefit obligations are recognized as a component of AOCI.
In 2009, due to changes in asset values, TEP revised its expected pension plan contributions for 2009 from $16 million to $18 million.
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
COMPONENTS OF NET PERIODIC BENEFIT COST
The components of UniSource Energy’s net periodic benefit costs are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	-Millions of Dollars -

Components of Net Periodic Benefit Cost
Service Cost	$2	$2	$—	$—
Interest Cost	4	4	1	1
Expected Return on Plan Assets	(3)	(4)	—	—
Amortization of Net Loss	2	—	—	—

Net Periodic Benefit Cost	$5	$2	$1	$1

The table above includes pension benefit costs of less than $1 million and other postretirement benefit costs of less than $0.1 million for UNS Gas and UNS Electric.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 9. SHARE-BASED COMPENSATION PLANS
Under the 2006 Omnibus Stock and Incentive Plan, the Compensation Committee of the UniSource Energy Board of Directors may issue various types of share-based compensation, including stock options, restricted shares/units, and performance shares. The total number of shares which may be awarded under the Plan cannot exceed 2.25 million shares. As of March 31, 2009, the total number of shares awarded under the 2006 Omnibus Stock and Incentive Plan was 1 million shares.
STOCK OPTIONS
In February 2009, the Compensation Committee of the UniSource Energy Board of Directors granted 248,760 stock options to officers with an exercise price of $26.11. In February 2008, the Compensation Committee granted 303,550 stock options to officers with an exercise price of $26.18.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the assumptions noted in the following table. The expected terms of the stock options granted in 2009 and 2008 were estimated using historical exercise data. The risk-free rate is based on the rate available on a U.S. Treasury Strip with a maturity equal to the expected term of the option at the time of the grant. The expected volatility for each award was based on historical volatility for UniSource Energy’s stock for a period equal to the expected term of the award. The expected dividend yield on a share of stock was calculated using the historical dividend yield with the implicit assumption that current dividend yields will continue in the future.

	2009 Grant	2008 Grant

Expected term (years)	7	6
Risk-free rate	3.4%	3.1%
Expected volatility	25.0%	18.8%
Expected dividend yield	3.2%	2.8%
Weighted-average grant-date fair value of options granted	$5.53	$4.23
A summary of stock option activity follows:

	Three Months Ended March 31, 2009
	Total Stock Options
	Outstanding		Non-Vested Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Grant Date
(Shares in Thousands)	Shares	Price	Shares	Value
Options Outstanding, December 31, 2008	1,635	$22.50	482	$5.59
Granted	249	$26.11	249	$5.53
Exercised or Vested	(2)	$12.28	(163)	$5.70

Options Outstanding, March 31, 2009	1,882	$22.98	568	$5.53

Options Exercisable, March 31, 2009	1,314	$20.88

Aggregate Intrinsic Value of Options Exercised ($000’s)		$11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited

At March 31, 2009
($000s)
Aggregate Intrinsic Value for Options Outstanding	$12,242
Aggregate Intrinsic Value for Options Exercisable	$11,318
Weighted Average Remaining Contractual Life of Options Outstanding	4.5 years
Weighted Average Remaining Contractual Life of Exercisable Options	3.1 years
Exercise prices for stock options outstanding and exercisable as of March 31, 2009 are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average	Number	Average
Range of	Shares	Contractual	Exercise	of Shares	Exercise
Exercise Prices	(000s)	Life	Price	(000s)	Price
$11.00 – $15.28	412	1.0 years	$14.13	412	$14.13
$17.44 – $18.84	524	2.7 years	$18.02	524	$18.02
$26.11 – $37.88	947	7.1 years	$29.57	379	$32.16
RESTRICTED STOCK UNITS AND PERFORMANCE SHARES
Restricted Stock Units
There were no restricted stock unit awards granted during the three months ended March 31, 2009. In February 2008, 3,130 restricted stock units, at a weighted average fair value of $28.75 per share, were granted to non-employee directors. In the January following the year the person is no longer a Director, Common Stock shares will be issued for the vested stock units. The restricted stock units vest in one year or immediately upon death, disability, or retirement.
Performance Share Awards
In February 2009, the Compensation Committee of the UniSource Energy Board of Directors granted 62,190 performance share awards (targeted shares) to Officers at a grant date fair value, based on a Monte Carlo simulation, of $21.62 per share. The performance share awards will be paid out in shares of UniSource Energy common stock based on targeted, cumulative UniSource Energy Total Shareholder Return during the performance period of January 1, 2009 through December 31, 2011 compared to Total Shareholder Return over the same period of an industry or peer group.
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
Compensation expense for the 2009 and 2008 awards is equal to the fair value on the grant date and is recognized over the vesting period if the requisite service period is fulfilled, whether or not the threshold is achieved.
SHARE-BASED COMPENSATION EXPENSE
UniSource Energy and TEP recorded compensation expense of $1 million for the three months ended March 31, 2009 and 2008. We capitalized approximately 31% of the share-based compensation costs.
At March 31, 2009, the total unrecognized compensation cost related to non-vested share-based compensation was $4 million which will be recorded as compensation expense over the remaining vesting periods through December 2011. The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at March 31, 2009 was 2 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 10. FAIR VALUE MEASUREMENTS
The following tables set forth, by level within the fair value hierarchy, UniSource Energy and TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UniSource Energy
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	March 31, 2009
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$23	$—	$—	$23
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	8	—	8
Equity Investments (3)	—	—	11	11
Collateral Posted (4)	—	20	—	20
Energy Contracts (5)	—	—	4	4

Total Assets	23	28	15	66

Liabilities
Energy Contracts (5)	—	(55)	(30)	(85)
Interest Rate Swap (6)	—	(8)	—	(8)

Total Liabilities	—	(63)	(30)	(93)

Net Total Assets and (Liabilities)	$23	$(35)	$(15)	$(27)

	UniSource Energy
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2008
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$14	$—	$—	$14
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	9	—	9
Equity Investments (3)	—	—	11	11
Collateral Posted (4)	—	14	—	14
Energy Contracts (5)	—	1	6	7

Total Assets	14	24	17	55

Liabilities
Energy Contracts (5)	—	(40)	(23)	(63)
Interest Rate Swap (6)	—	(8)	—	(8)

Total Liabilities	—	(48)	(23)	(71)

Net Total Assets and (Liabilities)	$14	$(24)	$(6)	$(16)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited

	TEP
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	March 31, 2009
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$8	$—	$—	$8
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	8	—	8
Collateral Posted (4)	—	9	—	9
Energy Contracts (5)	—	—	13	13

Total Assets	8	17	13	38

Liabilities
Energy Contracts (5)	—	(30)	(16)	(46)
Interest Rate Swap (6)	—	(8)	—	(8)

Total Liabilities	—	(38)	(16)	(54)

Net Total Assets and (Liabilities)	$8	$(21)	$(3)	$(16)

	TEP
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2008
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$8	$—	$—	$8
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	9	—	9
Energy Contracts (5)	—	—	10	10

Total Assets	8	9	10	27

Liabilities
Energy Contracts (5)	—	(18)	(11)	(29)
Interest Rate Swap (6)	—	(8)	—	(8)

Total Liabilities	—	(26)	(11)	(37)

Net Total Assets and (Liabilities)	$8	$(17)	$(1)	$(10)

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of Commercial Paper and Money Market Funds.

(2)	Level 2 investments comprise amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan (SERP) benefits. The valuation is based on quoted prices, traded in active markets. These investments are included in Investments and Other Property — Other in the UniSource Energy and TEP balance sheets.

(3)	Equity Investments (UniSource Energy table only) are, in the absence of readily ascertainable market values, based on the investment partners’ valuations and comprise Millennium’s equity investment in unregulated businesses. These investments are included in Investments and Other Property — Other in the UniSource Energy balance sheet.

(4)	Collateral provided for energy contracts with counterparties to reduce credit risk exposure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited

(5)	Energy contracts include gas swap agreements (Level 2), gas collars (Level 3), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The valuation techniques are described below.

(6)	Interest Rate Swap is valued based on the six month LIBOR index.
As permitted by FSP FAS 157-2, we deferred the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities, such as asset retirement obligations, until January 1, 2009. As we have no new asset retirement obligations and no remeasurement events, such as changes to the timing or amount of undiscounted cash flows expected to be paid to retire assets, we did not revise our original estimates of the fair value and therefore are not required to include asset retirement obligations in our fair value disclosures. We had no other nonfinancial assets and liabilities measured at fair value.
Energy Contracts
TEP, UNS Gas, and UNS Electric primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Where observable inputs are available for substantially the full terms of the asset or liability, such as gas swap derivatives valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basin differences, the instrument is categorized in Level 2.
Derivatives valued using an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers are categorized in Level 3. For both power and gas prices, TEP and UNS Electric obtain quotes from brokers, major market participants, exchanges or industry publications as well as its own price experience from active transactions in the market. TEP and UNS Electric primarily use one set of quotations each for power and for gas, and then use the other sources as validation of those prices. The broker providing quotes for power prices states that the market information provided is indicative only, but believes it to be reflective of market conditions as of the time and date indicated. In addition, energy derivatives include contracts where published prices are not readily available. These include contracts for delivery periods during non-standard time blocks, contracts for delivery during only a few months of a given year when prices are quoted only for the annual average, or contracts for delivery at illiquid delivery points. In these cases, TEP and UNS Electric apply certain management assumptions to value such contracts. These assumptions include applying historical price curve relationships to calendar year quotes, applying percentage multipliers to value non-standard time blocks, including the impact of counterparty credit risk, using current and historical default and recovery rates, our own credit risk, using credit default swap data, and including adjustments for transmission and line losses to value contracts at illiquid delivery points. TEP and UNS Electric review these assumptions on a quarterly basis.
The fair value of TEP’s gas collar is estimated using the Black-Scholes-Merton option pricing model which takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the future prices of energy, interest rates, volatility, credit worthiness and credit spread. The fair value of TEP’s purchase power call option is estimated using an internal pricing model which includes assumptions about market risks such as liquidity, volatility, and contract valuation. TEP’s model also considers credit and non-performance risk. UniSource Energy and TEP’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The following tables set forth a reconciliation of changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended
	March 31, 2009
	- Millions of Dollars -
	UniSource Energy			TEP
	Mark-to-			Mark-to-
	Market			Market
	Contracts	Investments	Total	Contracts
Balance, as of January 1, 2009	$(17)	$11	$(6)	$(1)
Gains and (Losses) (Realized/Unrealized) Recorded to:
Net Regulatory Assets	(9)	—	(9)	(2)

Balance, as of March 31, 2009	$(26)	$11	$(15)	$(3)

	Three Months Ended
	March 31, 2008
	- Millions of Dollars -
	UniSource Energy			TEP
	Mark-to-			Mark-to-
	Market			Market
	Contracts	Investments	Total	Contracts
Balance, as of January 1, 2008	$10	$14	$24	$—
Gains and (Losses) (Realized/Unrealized) Recorded to:
Purchased Energy	(3)	—	(3)	(3)
AOCI	(1)	—	(1)	(1)
Net Regulatory Liabilities	11	—	11	—

Balance, as of March 31, 2008	$17	$14	$31	$(4)

Losses on mark-to-market contracts include the reclassification of realized gains and losses on the settlement of derivative contracts. All of the Level 3 unrealized gains and losses are attributable to the change in fair value of Level 3 assets and liabilities held at the reporting date.
There were no transfers in or out of Level 3 derivatives.
NOTE 11. UNISOURCE ENERGY EARNINGS (LOSS) PER SHARE (EPS)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

	Three Months Ended
	March 31,
	2009	2008
	- In Thousands -

Numerator:
Net Income (Loss)	$4,919	$(2,615)
Income from Assumed Conversion of Convertible Senior Notes	—	—

Adjusted Numerator	$4,919	$(2,615)

Denominator:
Weighted-average Shares of Common Stock Outstanding:
Common Shares Issued	35,557	35,354
Fully Vested Deferred Stock Units	108	205

Total Weighted-average Shares of Common Stock Outstanding-Basic	35,665	35,559
Effect of Dilutive Securities:
Convertible Senior Notes	—	—
Options and Stock Issuable Under Employee Benefit Plans and the Directors’ Plans	540	—

Total Shares — Diluted	36,205	35,559

Stock options to purchase 395,000 shares of Common Stock were outstanding during the three months ended March 31, 2009 and 2008, but were not included in the computation of diluted EPS because the stock option’s exercise price was greater than the average market price of the Common Stock. Additionally, for the three months ended March 31, 2009 and March 31, 2008, 4 million potentially dilutive shares from the conversion of convertible senior notes, and after-tax interest expense of $1 million were not included in the computation of diluted EPS because to do so would be anti-dilutive.
NOTE 12. STOCKHOLDERS’ EQUITY
In February 2009, UniSource Energy declared a first quarter dividend to shareholders of $0.29 per share of UniSource Energy Common Stock. The dividend, totaling approximately $10 million, was paid in March 2009 to common shareholders of record as of February 24, 2009. In February 2008, UniSource Energy declared a first quarter dividend to shareholders of $0.24 per share of UniSource Energy Common Stock. The dividend, totaling approximately $8 million, was paid in March 2008.
Dividends and Capital Contribution
In March 2009, UED and MEH paid dividends of $30 million and $3 million, respectively, to UniSource Energy. In March 2009, UniSource Energy contributed $30 million of capital to TEP.
NOTE 13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
UniSource Energy and TEP adopted the following recently issued accounting standards on January 1, 2009:
•	FAS 161, Disclosures About Derivative Instruments and Hedging Activities an amendment to FAS 133, Accounting for Derivative Instruments and Hedging Activities, issued March 2008, requires enhanced disclosures about an entity’s derivative and hedging activity. The standard requires that the objectives for using derivative instruments be disclosed in terms of underlying risk so that the reader understands the purpose of derivative use in terms of the risks that the entity is intending to manage. The standard also requires disclosure of the location in the financial statements of derivative balances as well as the location of gains and losses incurred during the reporting period. See Note 5.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
•	EITF 08-6, Equity Method Investment Accounting Considerations, issued November 2008, requires an entity to apply the cost accumulation model when determining the carrying value of an equity investment. Share issuances by the investee should be accounted for as if the equity investee had sold a proportionate share of its investment with any gain or loss recognized in earnings. In addition, the EITF requires that impairment testing be performed at an overall investment level. The standard is applicable for fiscal years beginning on or after December 15, 2008 and did not have a material impact on our financial statements.
The following recently issued accounting standards are not yet reflected in the UniSource Energy and TEP financial statements:
•	FSP FAS 157, Determining Whether a Market is Not Active and a Transaction is Not Distressed, issued April 2009, provides additional guidance on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financials asset or liability. In addition the pronouncement requires new disclosures relating to fair value measurements inputs and valuation techniques. We are assessing the impact of this pronouncement, which will be applicable for periods ending after June 15, 2009.

•	FSP FAS 115, FAS 124 and EITF 99-20, Recognition and Presentation of Other-Than-Temporary Impairments, issued April 2009, changes the method for determining whether an other-than-temporary impairment exists for debt securities and changes the amount of an impairment to be recorded in earnings. The pronouncement requires an entity to assess the likelihood of selling the debt security prior to recovering its cost basis. We are assessing the impact of this pronouncement, which will be applicable for periods ending after June 15, 2009.

•	FSP FAS 107 and APB 28, Interim Disclosures About Fair Value of Financial Instruments, issued April 2009, expands the fair value disclosures required for all financial instruments not measured at fair value to interim periods. The pronouncement requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments in the financial statements on an interim and annual basis. We will adopt the requirements of this pronouncement in our 2009 second quarter Form 10-Q.

•	FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, issued in December 2008, amends Statement 132(R)-1 to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. We will adopt the requirements of this pronouncement in our 2009 Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION
A reconciliation of Net Income (Loss) to Net Cash Flows — Operating Activities follows:

	UniSource Energy
	Three Months Ended
	March 31,
	2009	2008
	-Thousands of Dollars-

Net Income (Loss)	$4,919	$(2,615)
Adjustments to Reconcile Net Income (Loss) To Net Cash Flows from Operating Activities
Depreciation and Amortization Expense	40,675	36,154
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	802	1,660
Amortization of Deferred Debt-Related Costs included in Interest Expense	950	949
Provision for Bad Debts	820	809
Deferred Income Taxes	5,686	25,292
Pension and Postretirement Expense	6,045	2,998
Pension and Postretirement Funding	(909)	(3,273)
Stock Based Compensation Expense	820	1,143
Excess Tax Benefit from Stock Options Exercised	(4)	(135)
Mark-to-Market Transactions	(2)	3,427
Amortization of Transition Recovery Asset	—	17,250
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	40,962	20,844
Materials and Fuel Inventory	(1,470)	(514)
Over (Under) Recovered Purchased Energy Cost	7,053	(6,931)
Accounts Payable	(21,412)	(7,027)
Interest Accrued	(17,275)	(20,858)
Income Taxes	12,550	(26,012)
Taxes Other Than Income Taxes	9,811	10,699
Other	1,200	736

Net Cash Flows — Operating Activities	$91,221	$54,596

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded) — Unaudited

	TEP
	Three Months Ended
	March 31,
	2009	2008
	-Thousands of Dollars-

Net Income (Loss)	$(553)	$(8,862)
Adjustments to Reconcile Net Income (Loss) To Net Cash Flows from Operating Activities
Depreciation and Amortization Expense	35,050	31,290
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	441	1,287
Amortization of Deferred Debt-Related Costs included in Interest Expense	692	670
Provision for Bad Debts	408	391
Deferred Income Taxes	(2,223)	24,371
Pension and Postretirement Expense	5,469	2,601
Pension and Postretirement Funding	(866)	(2,844)
Stock Based Compensation Expense	627	882
Mark-to-Market Transactions	—	3,427
Amortization of Transition Recovery Asset	—	17,250
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	30,443	14,648
Materials and Fuel Inventory	(922)	(688)
Accounts Payable	(12,920)	(141)
Interest Accrued	(12,066)	(16,252)
Income Taxes	587	(21,888)
Taxes Other Than Income Taxes	8,499	8,681
Other	14,726	698

Net Cash Flows — Operating Activities	$67,392	$55,521

NOTE 15. REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The UniSource Energy and TEP condensed consolidated financial statements as of March 31, 2009, and for the three months ended March 31, 2009, and 2008, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports (dated May 4, 2009) are included on pages 1 and 2. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their reports on the unaudited financial information because neither of those reports is a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:
•	outlook and strategies,

•	operating results during the first quarter ended March 31, 2009 compared with the same period in 2008,

•	factors which affect our results and outlook,

•	liquidity, capital needs, capital resources, and contractual obligations,

•	dividends, and

•	critical accounting estimates.
Management’s Discussion and Analysis should be read in conjunction with UniSource Energy and TEP’s 2008 Annual Report on Form 10-K and with the Comparative Condensed Consolidated Financial Statements, beginning on page 3, which present the results of operations for the three months ended March 31, 2009 and 2008. Management’s Discussion and Analysis explains the differences between periods for specific line items of the Comparative Condensed Consolidated Financial Statements.
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
TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years. UES was established in 2003, when it acquired the Arizona gas and electric properties from Citizens. UES, through its two operating subsidiaries, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric), provides gas and electric service to 30 communities in Northern and Southern Arizona. UED developed and owns the Black Mountain Generating Station (BMGS), a 90 MW natural gas-fired peaking facility in Northern Arizona that, through a power sales agreement, is providing energy to UNS Electric. Millennium has existing investments in unregulated businesses; however no new investments are planned at Millennium. At March 31, 2009, the investment in Millennium represented 1% of UniSource Energy’s total assets. We conduct our business in three primary business segments — TEP, UNS Gas and UNS Electric.
OUTLOOK AND STRATEGIES
Our financial prospects and outlook for the next few years will be affected by many factors including: TEP’s 2008 Rate Order that freezes base rates through 2012, the recent national and regional economic downturn, the financial market disruptions and volatility, potential regulations impacting greenhouse gas emissions and other regulatory factors. Our plans and strategies include the following:
•	Maintain and enhance TEP’s system reliability and safety while operating under a base rate freeze through 2012;

•	Maintain an appropriate cost structure while operating under a base rate freeze through 2012;

•	Ensure UniSource Energy continues to have adequate liquidity by maintaining sufficient lines of credit and regularly reviewing and adjusting UniSource Energy’s short-term investment strategies in response to market conditions;

•	Expand TEP and UNS Electric’s portfolio of renewable energy sources and demand side management programs to meet Arizona’s renewable energy standards;

•	Enhance the value of TEP’s transmission system while continuing to provide reliable access to generation for TEP and UNS Electric’s retail customers and market access for all generating assets;

•	Obtain ACC approval of rate increases for UNS Gas and UNS Electric to provide adequate revenues to cover the rising cost of providing reliable and safe service to their customers; and

•	Develop strategic responses to potential new legislation on carbon emissions and define steps to achieve environmental objectives that provide an appropriate return on investment and are consistent with earnings growth.
Economic Conditions
As a result of general economic conditions, retail customer growth and energy usage by residential and commercial customers at UniSource Energy’s utility subsidiaries are below the average levels experienced in prior periods. UniSource Energy’s future results of operations may continue to be impacted by weakening economic conditions. While we cannot predict when customer growth will return to historic levels, we expect customer growth to be approximately 1% per year during the next 18 months. We did not experience a material increase in uncollectible accounts at TEP, UNS Gas or UNS Electric in the last 12 months.
To date, UniSource Energy and its subsidiaries have not been materially impacted by volatility and disruptions in the financial markets. Our banking relationships remain stable. UniSource Energy and its subsidiaries have access to $280 million of revolving credit facilities, of which $159 million was unused as of May 1, 2009, which we believe is sufficient to meet current operating, capital and financing needs. UniSource Energy, TEP, UNS Gas and UNS Electric have not experienced, nor do they expect to experience, any difficulties obtaining funding under their respective revolving credit facilities. None of these credit facilities have any bankrupt financial institutions as lenders, and no lenders in the bank groups have refused to fund when requested.
As of May 1, 2009, TEP, UNS Electric and UNS Gas did not have any material power or gas trading exposure to financially distressed counterparties. We cannot predict whether in the future our financial condition or results of operations will be impacted by current economic conditions or liquidity concerns in the financial markets. See Liquidity and Capital Resources and Item 3. — Quantitative and Qualitative Disclosures About Market Risk, Credit Risk, below for more information.
TEP, UNS Gas and UNS Electric maintain noncontributory, defined benefit pension plans for substantially all regular employees and certain affiliate employees. The pension assets are invested in a diversified portfolio of domestic and international equity securities, fixed income securities, real estate and alternative investments. As of March 31, 2009, the total value of the pension assets was approximately $125 million, compared with $135 million as of December 31, 2008. Our projected benefit obligation at December 31, 2008 was $230 million. Due to the decline in the total asset value of the plans, 2009 funding requirements are expected to be $18 million, compared with the $10 million annual contribution that was funded in 2008.
For a further discussion of economic conditions and their impact on UniSource Energy, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations, UniSource Energy Consolidated — Economic Conditions in UniSource Energy and TEP’s 2008 Annual Report on Form 10-K.
Environmental Matters
UniSource Energy’s utility subsidiaries are subject to numerous federal, state and local environmental laws and regulations affecting present and future operations, including regulations regarding air emissions, water quality, wastewater discharges, solid waste and hazardous waste.
These laws and regulations can result in increased capital, operating and other costs, particularly with regard to enforcement efforts focused on existing power plants and compliance plans with regard to new and existing power plants. There are proposals and ongoing studies at the state, federal and international levels to address global climate change that could result in the regulation of CO2 and other greenhouse gases. There are federal strategic initiatives underway addressing renewable energy and energy efficiency standards. The cost impact of legislation or regulation to address these initiatives depends on the specific legislation or regulation enacted and cannot be determined at this time. We would seek rate relief in the event of the imposition of a federal carbon tax or related federal carbon regulations.
For environmental matters related to TEP, see Item 5. Other Information, Environmental Matters, below.

RESULTS OF OPERATIONS
Executive Overview
2009 compared with 2008
We expect UniSource Energy’s net income and results from operations to improve in 2009 compared with 2008 due primarily to the following reasons:
•	A 6% base rate increase that was effective December 1, 2008 for TEP’s customers and the implementation of a purchased power and fuel adjustment clause (PPFAC) at TEP beginning January 1, 2009. The base rate increase should generate approximately $50 million of additional revenue based on 2008 retail kWh sales levels, while the PPFAC allows TEP to pass through the actual cost of fuel and purchased power costs to retail customers. As a result of the PPFAC, relative to prior periods, TEP’s net income will not be as sensitive to changes in fuel and purchased power costs or revenues from short-term wholesale sales which are an off-set to the recoverable PPFAC costs.

•	No amortization expense related to TEP’s Transition Recovery Asset (TRA) will be recorded in 2009 since that asset became fully amortized in May 2008. In 2008, TEP recorded TRA amortization of $24 million; and

•	TEP will not defer recognition of any revenues subject to refund during 2009. During 2008, TEP deferred $58 million of revenue to be refunded.
These factors will be partially offset by:
•	Higher operating costs due to increases in pension-related expenses and planned generating plant maintenance; and

•	An increase in depreciation and amortization expense caused by an increase in plant in service, and the effects of the December 2008 TEP rate order that increased depreciation rates on certain assets and amortization expense related to certain regulatory assets.
Seasonality of Utility Operations
The net income and results of operations of UniSource Energy’s utility businesses are seasonal in nature. TEP and UNS Electric are summer-peaking utilities and historically have recorded a majority of their net income during the second and third quarters, when hot weather drives increases in energy consumption. Energy demand from UNS Gas customers typically peaks during the winter, and that company records the majority of its net income during the first and fourth quarters. Historically, UniSource Energy on a consolidated basis has recorded approximately 60% of its net income in the second and third quarters.
TEP’s new rates, which include higher charges for higher levels of energy use, are expected to shift an even greater share of the company’s earnings to those periods. Moreover, the company’s earnings will no longer benefit from the sale of excess energy during periods of lower consumption, including the first and fourth quarters, since that wholesale revenue is now credited against charges included in the new PPFAC.
In 2009, UniSource Energy estimates that approximately 80% of its net income will be earned in the second and third quarters.

First Quarter of 2009 Compared with the First Quarter of 2008
UniSource Energy reported net income of $5 million in the first quarter of 2009 compared with a net loss of $3 million in the first quarter of 2008.
The increase in UniSource Energy’s net income in the first three months of 2009 is due primarily to: the effects of the PPFAC that collects actual fuel and purchased power costs from retail customers; and no TRA amortization expense recorded in the first quarter of 2009 compared with $17 million in the first quarter of 2008. See Tucson Electric Power Company, Results of Operations, below.
CONTRIBUTION BY BUSINESS SEGMENT
The table below shows the contributions to our consolidated after-tax earnings by our three business segments, as well as Other net income (loss).

	Three Months Ended
	March 31,
	2009	2008
	-Millions of Dollars-
TEP	$(1)	$(9)
UNS Gas	5	6
UNS Electric	1	1
Other (1)	—	(1)

Consolidated Net Income	$5	$(3)

(1)	Includes: UniSource Energy parent company expenses; UniSource Energy parent company interest expense (net of tax) on the UniSource Convertible Senior Notes and on the UniSource Credit Agreement; income and losses from UED; and income and losses from Millennium investments.
LIQUIDITY AND CAPITAL RESOURCES
UniSource Energy Consolidated Cash Flows
UniSource Energy’s consolidated cash flows are provided primarily from retail and wholesale energy sales at TEP, UNS Gas and UNS Electric, net of the related payments for fuel and purchased power. Generally, cash from operations is lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load. Cash used for investing activities is primarily a result of capital expenditures at TEP, UNS Gas and UNS Electric. Cash used for financing activities can fluctuate year-to-year depending on: repayments and borrowings under revolving credit facilities; debt issuances or retirements; capital lease payments by TEP; and dividends paid by UniSource Energy to its shareholders.
Liquidity
The primary source of liquidity for UniSource Energy, the parent company, is dividends from its subsidiaries, primarily TEP. Also, under UniSource Energy’s tax sharing agreement, subsidiaries make income tax payments to UniSource Energy, which makes payments on behalf of the consolidated group. The table below provides a summary of the liquidity position of UniSource Energy on a stand-alone basis and for each of its segments.

			Borrowings	Amount Available
Balances as of	Cash and Cash		under Revolving	under Revolving
May 1, 2009	Equivalents		Credit Facility(1)	Credit Facility
	-Millions of Dollars-
UniSource Energy stand-alone	$4		$48	$22
TEP	5		51	99	(2)
UNS Gas	16		5	30	(2)
UNS Electric	6		17	18
Other	6	(3)	N/A	N/A

Total	$37		$121

(1)	Includes LOCs issued under Revolving Credit Facilities.

(2)	Either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, but the total combined amount borrowed cannot exceed $60 million.

(3)	Includes cash and cash equivalents at UED and Millennium.
Short-term Investments
UniSource Energy has a short-term investment policy which governs the investment of excess cash balances by UniSource Energy and its subsidiaries. We review this policy periodically in response to market conditions to adjust, if necessary, the maturities and concentrations by investment type and issuer in the investment portfolio. As of March 31, 2009, UniSource Energy’s short-term investments consisted of highly-rated and liquid money market funds and commercial paper. These short-term investments are classified as Cash and Cash Equivalents on the Balance Sheet.
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
UniSource Energy and its subsidiaries believe that they have sufficient liquidity under their revolving credit facilities to meet their short-term working capital needs and to provide credit enhancement as may be required under their respective energy procurement and hedging agreements. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, Credit Risk, below.
Liquidity Outlook
Neither UniSource Energy nor any of its subsidiaries have any long-term debt maturities until 2011 when $50 million of unsecured notes mature at UNS Gas. The UniSource Energy and TEP Credit Agreements and the UNS Gas/UNS Electric Revolver also expire in 2011. The 364-day UED $30 million term loan facility is due in March 2010. UniSource Energy is required to make principal payments on an amortizing term loan, totaling $6 million per year. See UniSource Energy Credit Agreement, below.

Executive Overview — UniSource Energy Consolidated Cash Flows

Three Months Ended March 31,	2009	2008
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$91	$55
Investing Activities	(104)	(79)
Financing Activities	(2)	29
Operating Activities
In the first three months of 2009, net cash flows from operating activities were $36 million higher than the same period last year due to: the effects of the PPFAC that collects actual fuel and purchased power costs from retail customers at TEP; lower interest paid on capital leases and long-term debt; and lower income taxes paid.
Investing Activities
Net cash used for investing activities was $25 million higher in the first three months of 2009 compared with the same period in 2008 due to: the purchase of lease debt by TEP and lower proceeds from investment in lease debt, partially offset by lower capital expenditures and proceeds from the sale of an interest in a Millennium investment.
Capital Expenditures

	Actual Year-to-Date	Estimate
	March 31, 2009	Full Year 2009
	-Millions of Dollars-
TEP	$70	$245
UNS Gas	4	20
UNS Electric	8	29

UniSource Energy Consolidated	$82	$294

Financing Activities
Net cash flows from financing activities were $31 million lower in the first three months of 2009 compared with the same period last year due primarily to: lower proceeds from the issuance of debt and lower proceeds net of repayments of borrowings under the revolving credit facilities, partially offset by lower payments on capital lease obligations.
Proceeds from the issuance of debt were $61 million lower in the first three months of 2009 compared with the same period last year. In March 2009, UED received $30 million of proceeds under a 364-day loan. In March 2008, The Industrial Development Authority of the County of Pima (Pima Authority) issued, for the benefit of TEP, approximately $91 million of tax-exempt industrial development revenue bonds (IDBs).
UniSource Energy Credit Agreement
The UniSource Credit Agreement consists of a $30 million amortizing term loan facility and a $70 million revolving credit facility and matures in August 2011. Principal payments of $1.5 million on the outstanding term loan are due quarterly, with the balance due at maturity. At March 31, 2009, there was $14 million outstanding under the term loan facility and $56 million outstanding under the UniSource Energy revolving credit facility at a weighted average interest rate of 1.79%. We have the option of paying interest on the term loan and on borrowings under the revolving credit facility at adjusted LIBOR plus 1.25% or the sum of (i) the greater of (a) the federal funds rate plus 0.5% or (b) the agent bank’s reference rate and (ii) 0.25%.
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

In September 2008, as a result of higher than expected fuel and purchased power costs, UniSource Energy amended its credit agreements to provide more flexibility to meet the required leverage ratio. In February 2009, the leverage ratio in the UniSource Credit Agreement was further amended to provide additional flexibility. Although fuel and purchase power expenses have decreased in recent months, current economic conditions could result in lower customer growth rates and lower sales, thus impacting our ability to comply with these covenants.
As of March 31, 2009, we were in compliance with the terms of the UniSource Credit Agreement.
If an event of default occurs, the UniSource Credit Agreement may become immediately due and payable. An event of default includes failure to make required payments under the UniSource Credit Agreement, failure of UniSource Energy or certain subsidiaries to make payments or default on debt greater than $20 million, or certain bankruptcy events at UniSource Energy or certain subsidiaries.
Interest Rate Risk
UniSource Energy is subject to interest rate risk resulting from changes in interest rates on its borrowings under the revolving credit facility. The interest paid on revolving credit borrowings is variable. Given the recent volatility in LIBOR and other benchmark interest rates, UniSource Energy may be required to pay higher rates of interest on borrowings under its revolving credit facility. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, Credit Risk, below.
Convertible Senior Notes
UniSource Energy has outstanding $150 million of 4.50% Convertible Senior Notes due 2035. Each $1,000 of Convertible Senior Notes is convertible into 27.14 shares of our Common Stock at any time, representing a conversion price of approximately $36.85 per share of our Common Stock, subject to adjustments. The closing price of UniSource Energy’s Common Stock was $26.66 on May 1, 2009.
Capital Contributions
In March 2009, UED used loan proceeds to distribute $30 million to UniSource Energy. UniSource Energy used the proceeds to contribute $30 million of capital to TEP. TEP used the proceeds to purchase lease debt related to Springerville Unit 1. See Other Non-Reportable Business Segments, UED, and Tucson Electric Power Company, Liquidity and Capital Resources, below for more information.
Guarantees
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees at March 31, 2009 were:
•	UES’ guarantee of $100 million senior unsecured notes issued by UNS Gas and $100 million senior unsecured notes issued by UNS Electric;

•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver;

•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas; and

•	UniSource Energy’s guarantee of the $30 million UED Credit Agreement.
To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.
We believe that the likelihood that UniSource Energy or UES would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

Contractual Obligations
There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2008 Annual Report on Form 10-K, other than the following entered into in 2009:

						2014
Payment Due in Years						and
Ending December 31,	2009	2010	2011	2012	2013	after	Total
	- Millions of Dollars -
Long-Term Debt	$—	$30	$—	$—	$—	$—	$30
Purchase Obligations:
Fuel	17	6	7	3	—	—	33
Purchased Power	—	2	2	2	2	4	12
Transmission	1	1	1	1	1	—	5

Total Additional Contractual Cash Obligations	$18	$39	$10	$6	$3	$4	$80

Dividends on Common Stock
The following table shows the dividends declared to UniSource Energy shareholders for 2009:

			Dividend Amount Per Share
Declaration Date	Record Date	Payment Date	of Common Stock
February 13, 2009	February 24, 2009	March 9, 2009	$0.29
Income Tax Position
At March 31, 2009, UniSource Energy and TEP had, for federal and state income tax filing purposes: AMT credit carryforward amounts of $49 million and $35 million, respectively; state net operating loss carryforward amounts of $41 million and $23 million, respectively; and a $4 million Capital Loss carryforward at UniSource Energy.
TUCSON ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS
Executive Summary
Beginning January 1, 2009, TEP implemented a Purchased Power and Fuel Adjustment Clause (PPFAC). The PPFAC allows recovery of actual fuel and purchased power costs from TEP’s retail customers. The fuel and purchased power costs are off-set by the following, which are credited to the PPFAC: 100% of short-term wholesale revenues, 10% of the profit on trading activity and 50% of the revenues from the sale of SO2 emission allowances. As a result of the PPFAC, relative to prior periods, TEP’s net income will not be as sensitive to changes in fuel and purchased power costs or revenues from short-term wholesale sales.
TEP recorded a net loss of $1 million in the first quarter of 2009 compared with a net loss of $9 million in the same period in 2008. The improvement in the first quarter of 2009 is due primarily to: the elimination of TRA amortization that was charged in 2008; and the recovery of actual fuel and purchased power costs from retail customers.
The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP’s utility operations, unless otherwise noted.

First Quarter of 2009 Compared with First Quarter of 2008
The following factors contributed to the change in TEP’s net income:
•	a $4 million decrease in retail revenues due to weak economic conditions and mild weather;

•	a $15 million decrease in short-term wholesale revenues due primarily to lower market prices. These revenues are credited to total fuel and purchased power costs eligible for recovery through the PPFAC;

•	a $29 million decrease in total fuel and purchased energy expense due to low generating output and a decline in the market price of wholesale power and natural gas;

•	a $16 million increase in O&M expense due to: an increase in planned generation plant maintenance and outage related expenses of $10 million; a $3 million increase in O&M related to Springerville Units 3 and 4, which is reimbursed to TEP by the owners of those units and recorded in other revenues; and a $3 million increase in pension expense;

•	a $4 million increase in depreciation and amortization expense due to: additions to plant in service; new depreciation rates for generation assets; and amortization of regulatory assets resulting from the 2008 TEP Rate Order;

•	a $17 million decrease in the amortization of TEP’s TRA. In May 2008, the TRA was fully amortized;

•	a $2 million decrease in other income due in part to lower interest income on investments in lease debt. The interest income declines over time as the lease debt is amortized; and

•	a $3 million decrease in total interest expense resulting primarily from lower interest rates on variable rate long-term debt.
In the first quarter of 2009, the net pre-tax benefit recognized by TEP related to Springerville Units 3 and 4 for operating fees and contributions toward common facility costs was $2 million, compared with $3 million in the same period last year.
Utility Sales and Revenues
Customer growth, weather and other consumption factors affect retail sales of electricity. Electric wholesale revenues are affected by market prices in the wholesale energy market, the availability of TEP generating resources, and the level of wholesale forward contract activity.

The table below provides trend information on retail kWh sales and revenues by major customer class and electric wholesale sales made by TEP in the first quarter of 2009 and 2008 as well as weather data for TEP’s service territory.

			Increase (Decrease)
Three Months Ended March 31,	2009	2008	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	727	773	(46)	(5.9%)
Commercial	404	415	(11)	(2.8%)
Industrial	489	518	(29)	(5.4%)
Mining	259	266	(7)	(2.9%)
Public Authorities	50	55	(5)	(8.8%)

Total Electric Retail Sales	1,929	2,027	(98)	(4.8%)

Electric Wholesale Sales Delivered:
Long-term Contracts	275	311	(36)	(11.6%)
Other Sales	555	632	(77)	(12.2%)

Total Electric Wholesale Sales	830	943	(113)	(12.0%)

Total Electric Sales	2,759	2,970	(211)	(7.1%)

Electric Retail Revenues (in millions):
Residential	$64	$65	($1)	(1.0%)
Commercial	41	42	(1)	(4.2%)
Industrial	34	36	(2)	(7.0%)
Mining	13	14	(1)	(2.9%)
Public Authorities	4	4	—	(12.4%)

Total Retail Revenues	$156	$161	(5)	(3.2%)

DSM and REST Revenues Collected from Customers	2	1	1	84.6%

Total Retail Revenues	$158	$162	($4)	(2.6%)
Electric Wholesale Revenues:
Long-term Contracts	14	15	(1)	(6.7%)
Other Sales	20	34	(14)	(41.2%)
Transmission	4	3	1	33.3%

Total Wholesale Revenues	38	52	(14)	(27.8%)

Total Retail and Wholesale Revenues	$196	$214	($18)	(8.4%)

Weather Data:	2009	2008

Heating Degree Days
Three Months Ended March 31	646	858	(212)	(24.7%)
10-Year Average	805	811	(6)	(0.7%)

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
TEP Retail Rates
On December 1, 2008, TEP implemented a retail base rate increase averaging 6%. On an annual basis, the average base rate is approximately 8.9 cents per kWh and includes approximately 2.9 cents per kWh for fuel and purchased power expense. TEP also recovers fuel and purchased power costs through the Purchased Power and Fuel Adjustment Clause (PPFAC). See 2008 TEP Rate Order below for more information. Changes in retail revenues may not correspond to changes in kWh sales due to the base rate increase and changes in retail rate design implemented in December 2008.

Residential
Residential kWh sales were 5.9% lower in the first quarter of 2009, resulting in a $1 million or 1.0% decline in non-fuel residential revenues. Mild weather accounted for 1% of the decrease in kWh sales, while other factors such as slower customer growth, economic conditions and customer usage patterns accounted for the remaining decrease.
Commercial
Commercial kWh sales were 2.8% lower in the first quarter of 2009, resulting in a $1 million or 4.2% decline in non-fuel commercial revenues. Economic conditions and slower customer growth contributed to most of the decline. Weather does not materially impact commercial kWh sales during the first and fourth quarters.
Industrial
Industrial kWh sales were 5.4% lower in the first quarter of 2009, resulting in a $2 million or 7.0% decline in non-fuel industrial revenues. The decrease is due primarily to regional and national economic conditions.
Mining
Sales volumes to mining customers decreased 2.9% in the first quarter of 2009 compared with the same period last year, resulting in a $1 million decrease in mining revenues. The decrease is kWh sales is due to reduced mining activity compared with the same period in 2008.
Non-Fuel and Fuel Revenues
The table below provides a summary of TEP’s fuel and non-fuel revenues for the first three months of 2009. Comparable data is not available for 2008 since TEP’s new rate structure went into effect in December 2008.

Three Months Ended March 31,	2009
Electric Retail Revenues (in millions):
Non-Fuel Retail Base Revenues:
Residential	$45
Commercial	30
Industrial	22
Mining	8
Public Authorities	3

Total Retail Non-Fuel Base Revenues	$108

Retail Fuel Revenues:
Recovered From Customers	48

Total Non-Fuel and Fuel Revenues	$156

Long-Term Wholesale Revenues
Revenues from long-term wholesale contracts increased by $1 million in 2009 compared with last year. TEP’s long-term wholesale sales consist of three contracts with Salt River Project, Navajo Tribal Utility Authority and the Tohono O’odham Utility Authority. The average price per MWh sold under long-term contracts averaged $51 per MWh in the first quarter of 2009 compared with $48 per MWh during the same period last year. See Factors Affecting Results of Operations, Long-Term Wholesale Contracts, below for more information.
Short-Term Wholesale and Trading Revenues
All of the revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity are credited to fuel and purchased power costs eligible for recovery in the PPFAC. See Operating Expenses, Fuel and Purchased Power Expense, and 2008 TEP Rate Order, Purchased Power and Fuel Adjustment Clause, below for more information.
Other Revenues

Three Months Ended March 31,	2009	2008
	-Millions of Dollars-
Reimbursements related to Springerville Units 3 and 4	$13	$10
Other Revenue	5	4

Total Other Revenue	$18	$14

Fuel and Purchased Power Expense

	Generation and
TEP	Purchased Power		Expense
Three Months Ended March 31,	2009	2008	2009	2008
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation	2,112	2,519	$43	$55
Gas-Fired Generation	169	200	7	13
Solar and Other	2	2	—	—

Total Generation (1)	2,283	2,721	50	68
Total Purchased Power	651	430	23	32

Total Resources	2,934	3,151	$73	$100

Less Line Losses and Company Use	(175)	(181)

Total Energy Sold	2,759	2,970

(1)	Generation expense in the first quarters of 2009 and 2008 exclude $1 million related to Springerville Unit 3; these expenses were reimbursed by Tri-State and recorded in Other Revenue.
PPFAC
TEP’s PPFAC became effective on January 1, 2009. The PPFAC allows recovery of fuel and purchased power costs, including demand charges, transmission costs and prudent costs for hedging fuel and purchased power costs. See 2008 TEP Rate Order, Purchased Power and Fuel Adjustment Clause, below for more information.
Coal
Coal-fired generation decreased by 16.1% compared with the first quarter of 2008, due to planned outages, lower retail energy demand and the switching of fuel at Sundt 4. Coal-related fuel expense decreased by $12 million, or 22.5%, due to the lower generating output.
Gas
Gas-fired generation decreased by 15.4% compared with the first quarter of 2008. It was more economic for TEP to purchase power from the wholesale market to serve retail demand than run its gas-fired generating plants. As a result of lower usage and a decrease in natural gas costs, gas-related fuel expense decreased $6 million, or 45.8%, compared with the same period last year.
Purchased Power
Purchased power volumes increased by 51.4% during the first quarter of 2009. Despite the increase in purchase volumes, purchased power expense decreased by $9 million, or 28.5%, compared with the first quarter of 2008 due primarily to a 55% decrease in the market price for wholesale power.
Market Prices
As a participant in the Western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions. The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index was 55% lower in the first quarter of 2009 compared with the same period last year. The average price for natural gas based on the Permian Index was 51% lower than the first quarter of 2008. We cannot predict whether changes in various factors that influence demand and supply will cause prices to change for the remainder of 2009.

Average Market Price for Around-the-Clock Energy	$/MWh
Quarter ended March 31, 2009	$30
Quarter ended March 31, 2008	66

Average Market Price for Natural Gas	$/MMBtu
Quarter ended March 31, 2009	$3.57
Quarter ended March 31, 2008	7.30

The table below summarizes TEP’s cost per kWh generated or purchased.

Three Months Ended March 31,	2009	2008
	-cents per kWh-
Coal	2.04	2.18
Gas	4.14	6.50
Purchased Power	3.53	7.44
All Sources	2.65	3.18
Other Operating Expenses
TRA Amortization
TEP did not record any TRA amortization in the first quarter of 2009, as the TRA balance was amortized to zero in May 2008. TRA amortization was $17 million in the first quarter of 2008. Amortization of the TRA was the result of the 1999 Settlement Agreement with the ACC, which changed the accounting method for TEP’s generation operations. This item reflected the recovery, through 2008, of transition recovery assets which were previously regulatory assets of the generation business.
O&M
The table below summarizes the items included in TEP’s O&M expense.

Three Months Ended March 31,	2009	2008
	-Millions of Dollars-
Other O&M	$64	$52
Reimbursed Expenses Related to Springerville Units 3 and 4	9	6
Expenses related to customer-funded renewable energy and DSM programs(1)	2	1

Total O&M	$75	$59

(1)	Represents expenses related TEP’s customer-funded renewable energy programs; the offsetting funds collected from customers are recorded in retail revenue.
FACTORS AFFECTING RESULTS OF OPERATIONS
2008 TEP Rate Order
Base Rate Increase
TEP received a base rate increase, effective December 1, 2008, of approximately 6% over its previous average retail rate of 8.4 cents per kWh. TEP’s new base rates are expected to increase retail revenue by approximately $50 million annually. The average base rate is 8.9 cents per kWh and includes approximately 2.9 cents per kWh for fuel and purchased power costs.
Purchased Power and Fuel Adjustment Clause
The PPFAC became effective starting January 1, 2009. The PPFAC allows recovery of fuel and purchased power costs, including demand charges, transmission costs and the prudent costs of contracts for hedging fuel and purchased power costs. The PPFAC consists of a forward component and a true-up component.
•	The forward component was established as of April 1, 2009 and will be updated on April 1 of each year. The forward component is based on the forecasted fuel and purchased power costs for the 12-month period from April 1 to March 31, less the base cost of fuel and purchased power of 2.9 cents per kWh, which is embedded in base rates. The ACC approved a forward component of 0.18 cents per kWh, effective April 1, 2009.

•	The true-up component will reconcile any over/under collected amounts from the preceding 12 month period and will be credited to or recovered from customers in the subsequent year.
As part of the reconciliation of fuel and purchased power costs and PPFAC revenues, TEP credits the following against the recoverable costs: 100% of short-term wholesale revenues; 10% of the profit on trading activity; and 50% of the revenues from the sales of SO2 emission allowances.
On a cash basis, TEP is also crediting Fixed CTC true-up revenues ($58 million collected from May 2008 to November 30, 2008) to customers as an offset to the PPFAC rate. This credit will off-set the forward and true-up components of the PPFAC, resulting in a PPFAC charge of zero until the Fixed CTC true-up revenues are fully credited, which is expected to occur over the next 24 to 36 months beginning April 1, 2009.
El Paso Electric Dispute
TEP was a party to a proceeding at FERC that involved the interpretation of the 1982 Power Exchange and Transmission Agreement (1982 Agreement) between TEP and El Paso. The dispute related to TEP’s ability to use existing rights for the transmission of power from Luna to TEP’s system. On November 13, 2008, the FERC issued a decision that supported TEP’s position. As a result of the ruling, El Paso refunded to TEP pre-tax amounts of $10 million in disputed transmission charges and $1 million of accrued interest. In January 2009, FERC granted El Paso’s request for a rehearing in this matter. As a result of the pending appeal process, TEP’s 2008 net income does not reflect the refund made by El Paso. TEP does not expect to recognize any income related to this refund until the appeals process is fully resolved and is no longer accruing transmission charges under this agreement.
In December 2008, TEP filed a complaint in the U.S. Federal District Court against El Paso seeking reimbursement for $2 million of transmission charges paid by TEP to PNM for transmission service in an attempt to mitigate TEP’s damages before FERC issued its decision in November 2008. On February 23, 2009, El Paso filed a motion to dismiss TEP’s complaint, or in the alternative, requested a stay in the proceeding pending further resolution by FERC. TEP filed a response requesting that the court deny El Paso’s motion. TEP cannot predict the timing or outcome of this lawsuit.
Pension and Postretirement Benefit Expense
In the first quarters of 2009 and 2008, TEP charged $4 million and $1 million, respectively, of pension and postretirement benefit expenses to O&M expense. For the full year 2009, TEP expects to charge $19 million of pension and postretirement benefit expense to O&M expense. The increase in 2009 compared with 2008 is due primarily to a decline in the market value of the pension asset values, as well as decreases in the discount rates used to calculate the benefit obligations and net periodic benefit costs. See Note 8. Employee Benefit Plans, for more information.
Fair Value Measurements
As described in Note 10 of the Notes to Condensed Consolidated Financial Statements, TEP adopted FAS 157, Fair Value Measurements, on January 1, 2008 which, among other things, establishes a three-tier value hierarchy, based on the valuation techniques used to determine the fair value of derivative assets and liabilities.

The following table sets forth, by level within the fair value hierarchy, TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	TEP
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	March 31, 2009
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$8	$—	$—	$8
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	8	—	8
Collateral Posted (5)	—	9	—	9
Energy Contracts (3)	—	—	13	13

Total Assets	$8	$17	$13	$38

Liabilities
Energy Contracts (3)	$—	$(30)	$(16)	$(46)
Interest Rate Swap (4)	—	(8)	—	(8)

Total Liabilities	—	(38)	(16)	(54)

Net Total Assets and (Liabilities)	$8	$(21)	$(3)	$(16)

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of Commercial Paper and Money Market Funds.

(2)	Level 2 investments consist of amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan (SERP) benefits. The valuation is based on quoted prices, traded in active markets. These investments are included in Investments and Other Property — Other in the UniSource Energy and TEP balance sheets.

(3)	Energy contracts include gas swap agreements (Level 2), gas collars (Level 3), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The valuation techniques are described below.

(4)	Interest Rate Swap is valued based on the six month LIBOR index.

(5)	Collateral provided for energy contracts with counterparties to reduce credit risk exposure.
For the first quarter of 2009, TEP recorded unrealized losses of $14 million in net regulatory assets, $12 million of which related to the change in fair value of Level 2 gas swaps, due to lower forward gas prices. The remaining $2 million related to the change in the fair value of Level 3 forward power contracts.
TEP primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Where observable inputs are available for substantially the full terms of the asset or liability, such as gas swap derivatives valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basin differentials, the instrument is categorized in Level 2.
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

The fair value of TEP’s gas collar is estimated using the Black-Scholes-Merton option pricing model which takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the future prices of energy, interest rates, volatility, creditworthiness and credit spread. The fair value of TEP’s purchase power call option is estimated using an internal pricing model which includes assumptions about market risks such as liquidity, volatility, and contract valuation. TEP’s model also considers credit and non-performance risk. TEP’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.
LIQUIDITY AND CAPITAL RESOURCES
TEP Cash Flows
The table below shows the cash available to TEP after capital expenditures, scheduled debt payments and payments on capital lease obligations:

Three Months Ended March 31,	2009	2008
	-Millions of Dollars-
Net Cash Flows — Operating Activities (GAAP)	$67	$56
Amounts from Statements of Cash Flows:
Less: Capital Expenditures	(69)	(74)

Net Cash Flows after Capital Expenditures (non-GAAP)*	(2)	(18)
Amounts from Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(14)	(62)
Plus: Proceeds from Investment in Lease Debt	1	11

Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	$(15)	$(69)

Three Months Ended March 31,	2009	2008
	-Millions of Dollars-
Net Cash Flows — Operating Activities (GAAP)	$67	$56
Net Cash Flows — Investing Activities (GAAP)	(96)	(63)
Net Cash Flows — Financing Activities (GAAP)	6	18
Net Cash Flows after Capital Expenditures (non-GAAP)*	(2)	(18)
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	(15)	(69)

*	Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments, both non-GAAP measures of liquidity, should not be considered as alternatives to Net Cash Flows - Operating Activities, which is determined in accordance with GAAP as a measure of liquidity. TEP believes that Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments provide useful information to investors as measures of liquidity and its ability to fund its capital requirements, make required payments on debt and capital lease obligations, and pay dividends to UniSource Energy.
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

Operating Activities
In the first three months of 2009, net cash flows from operating activities increased by $12 million compared with 2008. Net cash flows were impacted by:
•	a $12 million increase in cash receipts from retail and wholesale electric sales, less fuel and purchased power costs, resulting from lower fuel and purchased power costs;

•	a $9 million increase in income tax refunds;

•	a $7 million decrease in total interest paid due to lower capital lease obligation balances and lower interest costs on variable rate debt; partially offset by

•	a $10 million increase in O&M costs related to planned outage and maintenance costs and general cost pressures resulting from inflation and other economic factors.
Investing Activities
Net cash used for investing activities was $33 million higher in the first three months of 2009 compared with 2008 primarily due to: a $31 million investment in Springerville Unit 1 lease debt and lower proceeds from prior investments in lease debt, partially offset by a $4 million decrease in capital expenditures. See Financing Activities, Investments in Springerville Lease Debt and Equity, below for more information.
TEP’s forecasted capital expenditures are summarized below:

	2009	2010	2011	2012	2013
	-Millions of Dollars-
TEP Capital Expenditures	$245	$227	$257	$222	$188
TEP’s estimated capital expenditures include an estimate for the costs to comply with current federal and state environmental regulations. Estimated capital expenditures include an estimate of the potential purchase of Sundt Unit 4 when the lease expires in 2011. Under the terms of the lease, the purchase price of Sundt Unit 4 is capped at $110 million.
Estimated capital expenditures do not include the costs to construct the proposed Tucson to Nogales, Arizona transmission line. If regulatory approvals are received, the future costs to construct the line are expected to be approximately $120 million. See Note 7. Commitments and Contingencies.
All of these estimates are subject to continuing review and adjustment. Actual construction expenditures may be different from these estimates due to changes in business conditions, construction schedules, environmental requirements, and changes to TEP’s business arising from retail competition. TEP currently plans to fund its capital expenditures through internally generated cash flow.
Financing Activities
Net cash proceeds from financing activities were $12 million lower in the first three months of 2009 compared with 2008. In the first quarter of 2009, TEP received a $30 million capital contribution from UniSource Energy and payments on capital lease obligations were $48 million lower than the same period last year. In the first quarter of 2008, TEP received $91 million related to a long-term debt issuance.
TEP Credit Agreement
The TEP Credit Agreement consists of a $150 million revolving credit facility and a $341 million letter of credit facility which supports $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement matures in 2011 and is secured by $491 million of Mortgage Bonds. At March 31, 2009, there were no borrowings outstanding and $1 million in letters of credit outstanding under the Revolving Credit Facility.

As of March 31, 2009, TEP was in compliance with the terms of the TEP Credit Agreement.
TEP Letter of Credit Facility
TEP has a $132 million letter of credit and reimbursement agreement (2008 TEP Letter of Credit Facility) that expires in April 2011. The 2008 TEP Letter of Credit Facility supports $130 million of variable rate tax-exempt IDBs. As of March 31, 2009, TEP was in compliance with the terms of its 2008 Letter of Credit Facility.
Capital Contribution from UniSource Energy
In March 2009, UniSource Energy contributed $30 million of capital to TEP. TEP used the proceeds to purchase Springerville Unit 1 lease debt. See Investments in Springerville Lease Debt and Equity, below.
Interest Rate Risk
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations, as well as borrowings under its revolving credit facility. As a result, TEP may be required to pay significantly higher rates of interest on outstanding variable rate debt and borrowings under its revolving credit facility. At March 31, 2009 and March 31, 2008, TEP had $459 million and $329 million in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest payable under the indentures for the bonds is 10% on the $130 million of 2008 Pima B Bonds and 20% on the other $329 million in IDBs. During 2008, the average rates paid ranged from 1.15% to 8.09%. At May 1, 2009, the average rate on the debt was 0.51%. See Item 3.Quantitative and Qualitative Disclosures about Market Risk, Interest Rate Risk, below.
Capital Lease Obligations
At March 31, 2009, TEP had $525 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts in each of the obligations.

	Capital Lease Obligation
	Balance		Renewal/Purchase
Leased Asset	at March 31, 2009	Expiration	Option
	- In Millions -
Springerville Unit 1	$311	2015	Fair market value purchase option

Springerville Coal Handling Facilities	94	2015	Fixed price purchase option

Springerville Common Facilities	107	2020	Fixed price purchase option

Sundt Unit 4	13	2011	Fair market value purchase option

Total Capital Lease Obligations	$525

Except for TEP’s 14% equity ownership in the Springerville Unit 1 Leases and its 13% equity ownership in the Springerville Coal Handling Facilities, TEP will not own these assets at the expiration of the leases. TEP may renew the leases or purchase the leased assets at such time. The renewal and purchase options for Springerville Unit 1 and Sundt Unit 4 are generally for fair market value as determined at that time, while the purchase price option is fixed for the Springerville Coal Handling Facilities and Common Facilities. TEP’s capital lease obligation balances decline over time due to the normal capital lease payments made by TEP. See Note 4 Debt, Credit Facilities and Capital Lease Obligations for more information about the fixed purchase price amounts.
Investments in Springerville Lease Debt and Equity
At March 31, 2009, TEP had $156 million of investments in lease debt and equity on its balance sheet. In March 2009, TEP made a $31 million purchase of Springerville Unit 1 lease debt.

Income Tax Position
See UniSource Energy Consolidated, Liquidity and Capital Resources, Income Tax Position, above.
Contractual Obligations
There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2008 Annual Report on Form 10-K, other than the following purchase obligations entered into in 2009:

						2014
Payment Due in Years						and
Ending December 31,	2009	2010	2011	2012	2013	after	Total
	- Millions of Dollars -
Purchase Obligations:
Fuel	$14	$2	$2	$1	$—	$—	$19
Purchased Power	—	2	2	2	2	4	12
Transmission	1	1	1	1	1	—	5

Total Additional Contractual Cash Obligations	$15	$5	$5	$4	$3	$4	$36

Dividends on Common Stock
TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants. As of March 31, 2009, TEP was in compliance with the terms of the TEP Credit Agreement.
The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis for TEP to pay dividends from current year earnings.
UNS GAS
RESULTS OF OPERATIONS
UNS Gas reported net income of $5 million in the first quarter of 2009 and net income of $6 million in same period of 2008. The table below shows UNS Gas’ therm sales and revenues for the first quarters of 2009 and 2008.
The table below provides summary financial information for UNS Gas.

Three Months Ended March 31,	2009	2008
	- Millions of Dollars -
Gas Revenues	$59	$65
Other Revenues	1	1

Total Operating Revenues	60	66

Purchased Gas Expense	41	45
Other Operations and Maintenance Expense	6	6
Depreciation and Amortization	2	2
Taxes other than Income Taxes	1	1

Total Other Operating Expenses	50	54

Operating Income	10	12

Total Interest Expense	2	2
Income Tax Expense (Benefit)	3	4

Net Income	5	6

The table below shows UNS Gas’ therm sales and revenues for the first quarters of 2009 and 2008.

			Increase (Decrease)
Three Months Ended March 31,	2009	2008	Amount	Percent
Energy Sales, Therms (in millions)
Gas Retail Sales:
Residential	30	35	(5)	(15.0%)
Commercial	10	12	(2)	(14.7%)
Industrial	1	1	—	(14.8%)
Public Authorities	3	3	—	(16.9%)

Total Gas Retail Sales	44	51	(7)	(15.1%)

Transport	—	—	—	—
Negotiated Sales Program (NSP)	9	6	3	34.1%

Total Gas Sales	53	57	(4)	(6.1%)

Gas Retail Revenues (in millions):
Non-Fuel Retail Base Revenues:
Residential	$13	$14	($1)	(12.2%)
Commercial	3	4	(1)	(13.7%)
Industrial	—	—	—	(19.6%)
Public Authorities	1	1	—	(15.7%)

Total Retail Non-Fuel Base Revenues	$17	$19	($2)	(12.7%)

Transport	1	1	—	11.1%
Negotiated Sales Program (NSP)	4	5	(1)	(19.8%)

Total Non-Fuel Base Revenues	$22	$25	($3)	(12.2%)

Retail Fuel Revenues:
Recovered From Customers	$37	$40	(3)	(7.6%)
Other Revenue	1	1	—	15.6%

Total Operating Revenues	$60	$66	($6)	(9.0%)

Weather Data:	2009	2008
Heating Degree Days
Three Months Ended March 31	11,127	12,627	(1,500)	(11.9%)
10-Year Average	11,925	11,960	(35)	(0.3%)

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
Retail therm sales were 15.1% lower in the first quarter of 2009 compared with the same period last year due to mild weather, slower customer growth and general economic conditions. The lower gas sales volumes resulted in a $2 million, or 12.7%, decrease in non-fuel retail revenues.
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
The current PGA mechanism has two components, the PGA factor and the PGA surcharge or credit. The PGA factor is a mechanism that calculates the twelve-month rolling weighted average gas cost and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a twelve month period. The annual cap on the maximum increase in the PGA factor is $0.15 per therm in a twelve month period.
At any time UNS Gas’ PGA bank balance is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC. When the PGA bank balance reaches an over-collected balance of $10 million on a billed to customers basis, UNS Gas is required to make a filing so that the ACC can determine how the over-collected balance should be returned to customers. On March 31, 2009, the PGA bank balance was over-collected by $6 million.
2008 General Rate Case Filing
Due to increases in capital and operating costs related to providing safe and reliable service to customers of UNS Gas, UNS Gas believes the rates approved by the ACC in 2007 are inadequate for UNS Gas to recover its costs and earn a reasonable return on its investments.
In November 2008, UNS Gas filed a general rate case with the ACC on a cost of service basis. UNS Gas is seeking a 6%, or $9.5 million, rate increase. ACC staff and intervenor testimony in this proceeding is due June 8, 2009; hearings before an ALJ are scheduled to begin August 10, 2009.
Fair Value Measurements
UNS Gas adopted FAS 157, Fair Value Measurements, on January 1, 2008. See Tucson Electric Power, Factors Affecting Results of Operations, above, for more information about FAS 157.
The following table sets forth, by level within the fair value hierarchy, UNS Gas’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Gas
	March 31, 2009
	- Millions of Dollars -
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash Equivalents(1)	$6	$—	$—	$6
Cash Collateral(2)	—	8	—	8
Energy Contracts(3)	—	(13)	—	(13)

Total	$6	$(5)	$—	$1

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of Money Market Funds.

(2)	Collateral provided to energy contract counterparties to reduce credit risk exposure.

(3)	Energy contracts include gas swap agreements (Level 2) entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The amounts include current and non-current liabilities and are net of current and non-current assets.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
UNS Gas’ capital requirements consist primarily of capital expenditures. In the first three months of 2009, capital expenditures were $4 million. UNS Gas expects internal cash flows to fund its future operating activities and a large portion of its construction expenditures. If natural gas prices rise and UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, UNS Gas may require additional funding to meet operating and capital requirements. Sources of funding future capital expenditures could include draws on the revolving credit facility, additional credit lines, the issuance of long-term debt, or capital contribution from UniSource Energy. The rate increase approved by the ACC in November 2007 covers some, but not all, of UNS Gas’ higher costs and capital investments. UNS Gas may need to rely more heavily on external funding sources for capital expenditures until it receives a decision in the rate case filed in November 2008.
Operating Cash Flow and Capital Expenditures
The table below provides summary cash flow information for UNS Gas.

Three Months Ended March 31,	2009	2008
	-Millions of Dollars-

Cash provided by (used in):
Operating Activities	$11	$2
Investing Activities	(4)	(4)
Financing Activities	—	2

Net Increase (Decrease) in Cash	7	—
Beginning Cash	7	19

Ending Cash	$14	$19

Operating cash flows increased in the first three months of 2009 due to a $10 million reduction in purchased energy costs paid.
Forecasted capital expenditures for UNS Gas are as follows:

	2009	2010	2011	2012	2013
	- Millions of Dollars -
UNS Gas	$20	$19	$21	$22	$23
UNS Gas/UNS Electric Revolver
The UNS Gas/UNS Electric Revolver is a $60 million unsecured revolving credit facility which matures in August 2011. Either borrower may borrow up to a maximum of $45 million so long as the combined amount borrowed does not exceed $60 million.
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. As of March 31, 2009, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver. As of May 1, 2009, UNS Gas had $5 million in outstanding letters of credit under the UNS Gas/UNS Electric Revolver.
Interest Rate Risk
UNS Gas is subject to interest rate risk resulting from changes in interest rates on its borrowings under its revolving credit facility. The interest paid on revolving credit borrowings is variable. As a result of recent volatility in interest rates, UNS Gas may be required to pay higher rates of interest on borrowings under its revolving credit facility. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, Credit Risk, below.

Senior Unsecured Notes
UNS Gas has $100 million of senior unsecured notes outstanding consisting of $50 million of 6.23% Notes due in 2011 and $50 million of 6.23% Notes due in 2015, each of which are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test. As of March 31, 2009, UNS Gas was in compliance with the terms of its note purchase agreement.
Contractual Obligations
There have been no significant changes in UNS Gas’ contractual obligations or other commercial commitments from those reported in our 2008 Annual Report on Form 10-K, other than the following purchase obligations entered into in 2009:

						2014
Payment Due in Years						and
Ending December 31,	2009	2010	2011	2012	2013	after	Total
	- Millions of Dollars -
Purchase Obligations:
Fuel	$1	$3	$4	$2	$—	$—	$10
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
UNS ELECTRIC
RESULTS OF OPERATIONS
UNS Electric reported net income of $1 million in the first quarters of 2009 and 2008.
Similar to TEP, UNS Electric’s operations are generally seasonal in nature, with peak energy demand occurring in the summer months.
The table below provides summary financial information for UNS Electric.

Three Months Ended March 31,	2009	2008
	- Millions of Dollars -
Retail Electric Revenues	$44	$37
Wholesale Electric Revenues	1	—
Other Revenues	—	—

Total Operating Revenues	45	37

Purchased Energy Expense	21	24
Fuel Expense	4	—
Transmission Expense	2	1
Increase (Decrease) to reflect PPFAC Recovery	6	1
Other Operations and Maintenance Expense	5	4
Depreciation and Amortization	3	3
Taxes other than Income Taxes	1	1

Total Other Operating Expenses	42	34

Operating Income	3	3

Other Income	—	—
Total Interest Expense	2	2
Income Tax Expense	—	—

Net Income	$1	$1

The table below shows UNS Electrics’ kWh sales and revenues for the first quarters of 2009 and 2008.

			Increase (Decrease)
Three Months Ended March 31,	2009	2008	Amount	Percent
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	166	183	(17)	(9.1%)
Commercial	134	135	(1)	(0.7%)
Industrial	38	45	(7)	(16.9%)
Mining	34	5	29	N/M
Public Authorities	1	1	—	0.7%

Total Electric Retail Sales	373	369	4	1.2%

Electric Wholesale Sales	38	—	38	N/M

Total Electric Sales	411	369	42	11.2%

Electric Retail Revenues (in millions):
Non-Fuel Retail Base Revenues:
Residential	$4	$6	($2)	(25.1%)
Commercial	5	4	1	16.0%
Industrial	2	—	2	N/M
Mining	—	—	—	N/M
Public Authorities	—	—	—	7.8%

Total Retail Non-Fuel Base Revenues	$11	$10	$1	9.3%

Electric Wholesale Revenues	1	—	1	N/M

Total Non-Fuel Base Revenues	$12	$10	$2	20.8%

Retail Fuel Revenues:
Recovered From Customers	$31	$26	5	21.0%
DSM and REST Revenues Collected from Customers	1	—	1	N/M
Other Revenue	1	1	—	(3.3%)

Total Operating Revenues	$45	$37	$8	22.5%

Weather Data:	2009	2008

Heating Degree Days
Three Months Ended March 31	3,121	3,768	(647)	(17.2%)
10-Year Average	3,364	3,368	(4)	(0.1%)

In the first quarter of 2009, residential kWh sales were impacted by mild weather and a weakening economy, resulting in a 9.1% decrease in kWh sales to residential customers compared with the same period last year. However, higher mining sales offset the decline in residential kWh sales. The higher mining kWh sales contributed to a $1 million, or 9.3% increase in non-fuel retail revenues for the year. See Factors Affecting Results of Operations, 2008 UNS Electric Rate Order, below.
UNS Electric’s retail customer base did not change compared with March 31, 2008.

FACTORS AFFECTING RESULTS OF OPERATIONS
Rates
2008 UNS Electric Rate Order
In May 2008, the ACC issued an order authorizing a 2.5%, or $4 million base rate increase effective June 1, 2008. UNS Electric had requested a 5.5%, or $8.5 million base rate increase.
Purchased Power and Fuel Adjustment Clause
As part of the 2008 ACC order, a new PPFAC mechanism took effect on June 1, 2008. The PPFAC mechanism has a forward component and a true-up component. The forward component of the PPFAC rate is based on forecasted fuel and purchased power costs. The true-up component reconciles actual fuel and purchased power costs with the amounts collected in the prior year and any amounts under/over-collected will be collected/credited from/to customers. The ACC approved a cap on the PPFAC forward component of 1.73 cents per kWh, resulting in total fuel and purchased power recovery of approximately 8.7 cents per kWh, an increase of approximately 1.7 cents per kWh in UNS Electric’s average retail rate. On April 1, 2009, UNS Electric filed a request with the ACC for a PPFAC rate that credits 1.06 cents per kWh. This results in a total fuel and purchased power recovery of approximately 6.06 cents per kWh and is expected to become effective on June 1, 2009.
2009 General Rate Case Filing
On April 30, 2009, UNS Electric filed a rate case application with the ACC, which is summarized below. ]

Test year — December 31, 2008	ACC Order
Original cost rate base	$176 million
Revenue deficiency	$13.5 million
Total rate increase (over test year revenues)	7.4%
Cost of debt	7.05%
Cost of equity	11.40%
Actual capital structure	46% equity / 54% debt
Weighted average cost of capital	9.04%
Fair Value Rate Base	$265 million
Rate of Return on Fair Value Rate Base	6.88%
The filing also included a proposal to acquire, and put into its rate base, BMGS, the gas-fired facility in UNS Electric’s service territory that is owned and operated by UED. The proposed acquisition and inclusion of BMGS in rate base would not impact the amount of the total rate increase requested by UNS Electric.
Fair Value Measurements
UNS Electric adopted FAS 157, Fair Value Measurements, on January 1, 2008. See Tucson Electric Power, Factors Affecting Results of Operations, above, for more information about FAS 157.

The following table sets forth, by level within the fair value hierarchy, UNS Electric’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Electric
	March 31, 2009
	- Millions of Dollars -
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash Equivalents(1)	$4	$—	$—	$4
Cash Collateral(2)	—	3	—	3
Energy Contracts(3)	—	(12)	(23)	(35)

Total	$4	$(9)	$(23)	$(28)

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of Money Market Funds.

(2)	Collateral provided to energy contract counterparties to reduce credit risk exposure.

(3)	Energy contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The amounts include current and non-current liabilities and are net of current and non-current assets. The level 3 valuation techniques are described below.
UNS Electric recorded in the first quarter of 2009, unrealized losses of $11 million in net regulatory assets, of which $7 million relates to the change in the fair value of forward power purchase contracts classified as Level 3 in the fair value hierarchy. The remaining $4 million relates to the change in the fair value of gas swap agreements, classified as Level 2 in the fair value hierarchy. These changes in fair value were primarily due to lower forward power prices on fixed price forward power purchases and due to lower forward gas prices on gas swap agreements.
UNS Electric’s Level 3 derivatives include certain energy contracts where published prices are not readily available. These include contracts for delivery periods during non-standard time blocks, contracts for delivery during only a few months of a given year when prices are quoted only for the annual average, or contracts for delivery at illiquid delivery points. In these cases, UNS Electric applies certain management assumptions to value such contracts. These assumptions include applying historical price curve relationships to calendar year quotes, applying percentage multipliers to value non-standard time blocks, including the impact of counterparty credit risk, current and historical default and recovery rates, our own credit risk using credit default swap data, and including adjustments for transmission and line losses to value contracts at illiquid delivery points. UNS Electric reviews these assumptions on a quarterly basis.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
In the first three months of 2009, UNS Electric’s capital expenditures were $8 million. UNS Electric expects internal cash flows to fund a portion of its construction expenditures. Additional sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.
UNS Electric implemented an average base rate increase of approximately 2.5% in June 2008, however the increase does not provide sufficient cash flow to cover UNS Electric’s higher costs and fund all of its capital expenditures. UNS Electric may need to rely more heavily on external funding sources for capital expenditures until it receives a decision in the rate case UNS Electric filed in April 2009. See UniSource Energy Consolidated, Outlook and Strategies, Economic Conditions and UniSource Energy, Liquidity and Capital Resources, Liquidity, Access to Revolving Credit Facilities, above for more information regarding the potential impact of current financial market conditions.

Operating Cash Flow and Capital Expenditures
The table below provides summary cash flow information for UNS Electric.

Three Months Ended March 31,	2009	2008
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$14	$5
Investing Activities	(8)	(8)
Financing Activities	(8)	5

Net Increase (Decrease) in Cash	(2)	2
Beginning Cash	9	3

Ending Cash	$7	$5

Operating cash flows increased in the first three months of 2009 due to higher industrial and mining kWh sales, as well as an increase in base rates and the PPFAC charge that went into effect on June 1, 2008.
Forecasted capital expenditures for UNS Electric are as follows:

	2009	2010	2011	2012	2013
	- Millions of Dollars -
UNS Electric	$29	$24	$23	$37	$16
UNS Gas/UNS Electric Revolver
See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. At May 1, 2009, UNS Electric had $17 million outstanding under the UNS Gas/UNS Electric Revolver.
Senior Unsecured Notes
In August 2008, UNS Electric issued $100 million of senior unsecured notes, consisting of $50 million due in 2015 and $50 million due in 2023. The notes are guaranteed by UES. The note purchase agreement for UNS Electric contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, and incurrence of indebtedness. As of March 31, 2009, UNS Electric was in compliance with the terms of its note purchase agreement.
Contractual Obligations
There have been no significant changes in UNS Electric’s contractual obligations or other commercial commitments from those reported in our 2008 Annual Report on Form 10-K other than the following purchase obligations entered into in 2009:

						2014
Payment Due in Years						and
Ending December 31,	2009	2010	2011	2012	2013	after	Total
	- Millions of Dollars -
Purchase Obligations:
Fuel	$2	$1	$1	$—	$—	$—	$4
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

OTHER NON-REPORTABLE BUSINESS SEGMENTS
RESULTS OF OPERATIONS
The table below summarizes the income (loss) for the Other non-reportable segments.

Three Months Ended March 31,	2009	2008
	- Millions of Dollars -
UED	$1	$(2)
Millennium Investments	—	1
UniSource Energy Parent Company	(1)	—

Total Other	$—	$(1)

UniSource Energy Parent Company
UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes and the UniSource Credit Agreement.
UED
UED completed the construction of the 90 MW BMGS near Kingman, Arizona in May 2008. UED sells the output of BMGS to UNS Electric through a PPA.
In March 2009, UED entered into a 364-day $30 million term loan facility that is guaranteed by UniSource Energy and is secured by substantially all of the assets of UED, which primarily consist of BMGS and a mortgage on UED’s leasehold interest in the real property on which BMGS is located. UED immediately drew down the entire facility and distributed the loan proceeds to UniSource Energy, which in turn made a capital contribution to TEP. UED has the option of paying interest at LIBOR plus 3% or an alternate base rate plus 2%. See UniSource Energy Consolidated, Liquidity and Capital Resources, Capital Contributions, above, for more information.
In the first three months of 2009, UED recorded after-tax income of $1 million related to the operation of BMGS.
FACTORS AFFECTING RESULTS OF OPERATIONS
Millennium Investments
Millennium is in the process of exiting its remaining investments. At March 31, 2009, Millennium’s investment balance was $24 million and its cash balance was $5 million. Millennium paid $3 million in dividends to UniSource Energy in the first quarter of 2009.
Nations Energy Corporation (Nations Energy), a wholly-owned subsidiary of Millennium, has been inactive since 2001. As of March 31, 2009, Nations Energy had a deferred tax asset of $3 million related to investment losses that have not been reflected on UniSource Energy’s consolidated income tax return.
Millennium is in the process of finalizing a sale of its 50% interest in Sabinas to Mimosa. In December 2008, Mimosa and Millennium signed a letter delineating the general terms of the sale and purchase. The terms called for an upfront $5 million payment to Millennium which was received in January 2009. Other key terms of the transaction include a three year, interest-bearing, collateralized $15 million note from Mimosa and an interest in carbon credits created from flaring coal mine methane at Mimosa mines. The sale is expected to close before the end of the second quarter of 2009.

The following table sets forth, by level within the fair value hierarchy, Millennium’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2009
- Millions of Dollars -
Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Equity Investments(1)	$2	$—	$11	$13

(1)	Equity Investments are, in the absence of readily ascertainable market values, based on the investment partners’ valuations and comprise Millennium’s equity investment in unregulated businesses. These investments are included in Investments and Other Property — Other in the UniSource Energy balance sheet.
CRITICAL ACCOUNTING ESTIMATES
In preparing financial statements under Generally Accepted Accounting Principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. UniSource Energy and TEP’s Critical Accounting Estimates are described in our Form 10-K for the year ended December 31, 2008 and includes the following:
•	Accounting for Rate Regulation;

•	Accounting for Asset Retirement Obligations;

•	Pension and Other Postretirement Benefit Plan Assumptions;

•	Accounting for Derivative Instruments, Trading Activities and Hedging Activities;

•	Unbilled Revenue — TEP, UNS Gas and UNS Electric;

•	Plant Asset Depreciable Lives — TEP, UNS Gas and UNS Electric; and

•	Deferred Tax Valuation.
Each of our critical accounting estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact the financial statements. There have been no significant changes in our accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2008.
NEW ACCOUNTING PRONOUNCEMENTS
The FASB recently issued the following Statements of Financial Accounting Standards (FAS):
•	FAS 161, Disclosures About Derivative Instruments and Hedging Activities an amendment to FAS 133, Accounting for Derivative Instruments and Hedging Activities, issued March 2008, requires enhanced disclosures about an entity’s derivative and hedging activity. The standard requires that the objectives for using derivative instruments be disclosed in terms of underlying risk so that the reader understands the purpose of derivative use in terms of the risks that the entity is intending to manage. The standard also requires disclosure of the location in the financial statements of derivative balances as well as the location of gains and losses incurred during the reporting period.

•	EITF 08-6, Equity Method Investment Accounting Considerations, issued November 2008, requires an entity to apply the cost accumulation model when determining the carrying value of an equity investment. Share issuances by the investee should be accounted for as if the equity investee had sold a proportionate share of its investment with any gain or loss recognized in earnings. In addition, the EITF requires that impairment testing be performed at an overall investment level. The standard is applicable for fiscal years beginning on or after December 15, 2008 and did not have a material impact on our financial statements.
The following recently issued accounting standards are not yet reflected in the UniSource Energy and TEP financial statements:
•	FSP FAS 157 Determining Whether a Market is Not Active and a Transaction is Not Distressed, issued April 2009, provides additional guidance on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financials asset or liability. In addition the pronouncement requires new disclosures relating to fair value measurements inputs and valuation techniques. We are assessing the impact of this pronouncement, which will be applicable for periods ending after June 15, 2009.

•	FSP FAS 115, FAS 124 and EITF 99-20 Recognition and Presentation of Other-Than-Temporary Impairments, issued April 2009, changes the method for determining whether an other-than-temporary impairment exists for debt securities and changes the amount of an impairment to be recorded in earnings. The pronouncement requires an entity to assess the likelihood of selling the debt security prior to recovering its cost basis. We are assessing the impact of this pronouncement, which will be applicable for periods ending after June 15, 2009.

•	FSP FAS 107 and APB 28 Interim Disclosures About Fair Value of Financial Instruments, issued April 2009, expands the fair value disclosures required for all financial instruments not measures at fair value to interim periods. The pronouncement requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments in the financial statements on an interim and annual basis. We will adopt the requirements of this pronouncement in our 2009 second quarter Form 10-Q.

•	FSP FAS 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets issued in December 2008, amends Statement 132(R)-1 to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. We will adopt the requirements of this pronouncement in our 2009 Form 10-K.
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
Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s expectations, beliefs or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis, and other parts of this report: state and federal regulatory and legislative decisions and actions, including environmental legislation and renewable energy requirements; regional economic and market conditions which could affect customer growth and energy usage; weather variations affecting energy usage; the cost of debt and equity capital and access to capital markets; the performance of the stock market and changing interest rate environment, which affect the value of the company’s pension and other postretirement benefit plan assets and the related contribution requirements and expense; unexpected increases in O&M expense; resolution of pending litigation matters; changes in accounting standards; changes in critical accounting estimates; the ongoing restructuring of the electric industry; changes to long-term contracts; the cost of fuel and power supplies; and performance of TEP’s generating plants.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in this Item updates, and should be read in conjunction with, information included in Part II, Item 7A in UniSource Energy and TEP’s Annual Report on Form 10-K for the year ended December 31, 2008, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Item 1 and Management’s Discussion and Analysis presented in Item 2 of this Form 10-Q.
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
Interest Rate Risk
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations. At March 31, 2009 and December 31, 2008, TEP had $459 million in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest rate payable under the indentures for these bonds is 10% on the 2008 Pima B Bonds and 20% on the other $329 million in IDBs. The average interest rate on TEP’s variable rate debt (excluding letter of credit fees) was 0.53% during the first three months of 2009 and 2.11% for the twelve months ending December 31, 2008. A 100 basis point increase in average interest rates on this debt, over a twelve month period, would result in a decrease in TEP’s pre-tax net income of approximately $5 million.
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
Marketable Securities Risk
UniSource Energy has a short-term investment policy which governs the investment of excess cash balances by UniSource Energy and its subsidiaries. We review this policy periodically in response to market conditions to adjust, if necessary, the maturities and concentrations by investment type and issuer in the investment portfolio. As of March 31, 2009, UniSource Energy’s short-term investments consisted of highly-rated and liquid money market funds and commercial paper. These short-term investments are classified as Cash and Cash Equivalents on the Balance Sheet.
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
As required by FAS 157, for the three months ended March 31, 2009, TEP considered the impact of non-performance risk in the measurement of fair value of its derivative assets and derivative liabilities net of collateral posted. The adjustment required for TEP was $1 million at March 31, 2009.
The net pre-tax unrealized losses on derivative forward power sales and purchases, were as follows:

Three Months Ended March 31,	2009	2008
	-Millions of Dollars-
Loss recorded in Regulatory Assets	$1	$—
Loss recorded in the Income Statement	—	3
Loss recorded in AOCI	—	2
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

In the first three months of 2009, the average market price of natural gas was $3.57 per MMBtu, or 51% lower than the same period in 2008. The table below summarizes TEP’s gas generation output and purchased power for the first three months of 2009 and 2008.

Three Months Ended March 31,	2009	2008	2009	2008
	-MWhs-		% of Total Resources
Gas-Fired Generation	169,000	200,000	6%	6%
Purchased Power	651,000	430,000	22%	14%
The net pre-tax unrealized losses on derivative gas contracts were as follows:

Three Months Ended March 31,	2009	2008
	-Millions of Dollars-
Loss recorded in Regulatory Assets	$13	$—
Gain recorded in the Income Statement	—	(1)
Gain recorded in AOCI	—	(11)
The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.

		Unrealized Gain (Loss) of TEP's
		Hedging and Trading Activities
	- Millions of Dollars -
				Total
	Maturity 0 – 6	Maturity 6 – 12	Maturity	Unrealized
Source of Fair Value At March 31, 2009	months	months	over 1 yr.	Gain (Loss)
Prices actively quoted	$(23)	$(1)	$(6)	$(30)
Prices based on models and other valuation methods	(1)	—	(3)	(4)

Total	$(24)	$(1)	$(9)	$(34)

Sensitivity Analysis of Derivatives
TEP uses sensitivity analysis to measure the impact of an unfavorable change in market prices on the fair value of its derivative forward contracts. Beginning in December 2008, as a result of the 2008 TEP Rate Order, which permits the recovery of prudent costs associated with hedging contracts through the PPFAC, unrealized gains and losses are recorded as either a regulatory asset or regulatory liability. As contracts settle, the unrealized gains and losses are reversed and realized gains or losses are recorded to the PPFAC. The chart below summarizes the change in unrealized gains or losses if market prices increase or decrease by 10%.

	- Millions of Dollars -
Change in Market Price As of March 31, 2009	10% Increase	10% Decrease
Non-Cash Flow Hedges
Gas swap agreements	$4	$4
Power Trade	1	1

Cash Flow Hedges
Forward power sales and purchase contracts	1	1
Coal
TEP is subject to commodity price risk from changes in the price of coal used to fuel its coal-fired generating plants. The commodity price risk from changes in the price of coal have not changed materially from the commodity price risks reported in our 2008 Annual Report on Form 10-K.

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
As required by FAS 157, for the three months ended March 31, 2009, UNS Gas considered the impact of non-performance risk in the measurement of fair value of its derivative assets and derivative liabilities net of collateral posted. The adjustment required for UNS Gas was less than $0.5 million at March 31, 2009.
For UNS Gas’ forward gas purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net losses reported as net regulatory asset of $2 million, while a 10% increase in market prices would result in an increase in unrealized net losses reported as net regulatory asset of $2 million.
UNS Electric
UNS Electric is exposed to commodity price risk from changes in the price for electricity and natural gas. This risk is mitigated through a PPFAC mechanism which fully recovers the costs incurred on a timely basis. As part of the May 2008 ACC order, a new PPFAC mechanism took effect on June 1, 2008. The PPFAC mechanism has a forward component and a true-up component. The forward component of the PPFAC rate is based on forecasted fuel and purchased power costs. The true-up component reconciles actual fuel and purchased power costs with the amounts collected in the prior year and any amounts under/over-collected will be collected from/credited to customers. If the actual price of power is higher than the forecasted PPFAC rate, UNS Electric is exposed to the price difference until the subsequent 12-month period when the true-up component is adjusted to allow the recovery of this difference. The ACC approved a PPFAC rate of 1.47 cents per kWh, resulting in total fuel and purchased power recovery of approximately 8.7 cents per kWh, an increase of approximately 1.7 cents per kWh in UNS Electric’s average retail rate.
In 2009, UNS Electric entered into forward gas purchase agreements through March 2012. UNS Electric estimates its minimum payments for these forward purchases to be $2 million in 2009, and $1 million in each of 2010 and 2011.
Because a portion of the costs under these contracts will vary from period to period based on the market price of gas, the PPFAC, as currently structured, may not provide recovery of the costs incurred under these new contracts on a timely basis.
For UNS Electric’s forward power purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net losses reported as net regulatory assets of $9 million, while a 10% increase in market prices would result in an increase in unrealized net losses reported as net regulatory assets of $9 million.
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
As required by FAS 157, for the three months ended March 31, 2009, UNS Electric considered the impact of non-performance risk in the measurement of fair value of its derivative assets and derivative liabilities net of collateral posted. The adjustment required for UNS Electric was $1 million at March 31, 2009.
For UNS Electric’s forward gas purchase contracts, a 10% decrease in market prices would result in a decrease in unrealized net losses reported as net regulatory assets of $2 million, while a 10% increase in market prices would result in an increase in unrealized net losses reported as a regulatory asset of $2 million.

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
During the last three years, financial institution counterparties have become active participants in the wholesale energy markets. TEP, UNS Electric and UNS Gas have each entered into short-term and long-term transactions with several financial institution counterparties with terms of one month through five years. Due to the recent turmoil in the financial and credit markets, we have been closely monitoring our transactions with financial institutions. As of March 31, 2009, the combined credit exposure to TEP, UNS Electric and UNS Gas from financial institution counterparties was approximately $1 million.
As of March 31, 2009, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $21 million, including $11 million of inter-company exposure to UNS Electric. TEP’s total exposure to non-investment grade counterparties was $6 million.
TEP maintains a margin account with a broker to support certain risk management and trading activities. At March 31, 2009, TEP had less than $1 million in that margin account. At March 31, 2009, TEP had $10 million in credit enhancements, consisting of $9 million in cash and $1 million in letters of credit, posted with counterparties, and did not hold any collateral from its counterparties.
UNS Gas is subject to credit risk from non-performance by its supply and hedging counterparties to the extent that these contracts have a mark-to-market value in favor of UNS Gas. As of March 31, 2009, UNS Gas had purchased under fixed price contracts approximately 40% of its expected consumption for the 2009/2010 winter season. At March 31, 2009, UNS Gas had no mark-to-market counterparty credit exposure under its supply and hedging contracts. As of March 31, 2009, UNS Gas had posted $13 million in collateral (consisting of $8 million in cash and $5 million in letters of credit) as credit enhancements with its counterparties, and did not hold any collateral from counterparties.
UNS Electric has entered into several energy purchase agreements to replace the full requirements contract it had with PWMT that expired May 31, 2008, as well as gas hedging contracts to hedge the risk in its gas-indexed power purchase agreements. To the extent that such contracts have a positive mark-to-market value, UNS Electric is exposed to credit risk under those contracts. At March 31, 2009, UNS Electric had no counterparty credit exposure under such contracts. As of March 31, 2009, UNS Electric had posted $17 million in letters of credit and $3 million in cash collateral as credit enhancements with its counterparties and had not collected any collateral margin from its counterparties.
ITEM 4. — CONTROLS AND PROCEDURES
UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer supervised and participated in UniSource Energy and TEP’s evaluation of their disclosure controls and procedures as such term is defined under Rule 13a — 15(e) or Rule 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in UniSource Energy and TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by UniSource Energy and TEP in the reports that they file or submit under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer concluded that UniSource Energy and TEP’s disclosure controls and procedures are effective.

While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. — LEGAL PROCEEDINGS
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
There are no other pending material legal proceedings to which the Company is a party, other than routine litigation incidental to the business of the Company. We discuss other legal proceedings in Note 7 of Notes to Consolidated Financial Statements, Commitments and Contingencies and in Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 1A. — RISK FACTORS
The business and financial results of UniSource Energy and TEP are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in our 2008 Annual Report on Form 10-K.
ITEM 2. — UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities — None.
ITEM 5. — OTHER INFORMATION
Ratio of Earnings to Fixed Charges
The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

	3 Months Ended	12 Months Ended
	March 31, 2009	March 31, 2009
UniSource Energy	1.282	1.354

TEP	0.963	1.268
For purposes of this computation, earnings are defined as pre-tax earnings from continuing operations before minority interest, or income/loss from equity method investments, plus interest expense and amortization of debt discount and expense related to indebtedness. Fixed charges are interest expense, including amortization of debt discount and expense on indebtedness.
For the three months ended March 31, 2009, TEP’s ratio of earnings to fixed charges was less than 1.00. TEP’s earnings (as defined above) were deficient by less than $1 million. The deficiency was a result of: lower retail sales at TEP due to mild weather and a weakening local economy; and higher O&M due to an increase in planned generation plant maintenance and outage related expenses. The deficiency had no impact on TEP’s debt covenants.
Environmental Matters
In April 2009, APS received a request from the EPA under section 114 of the Clean Air Act seeking information about Four Corners. Four Corners, which is operated by APS, is comprised of five coal-fired generating units. TEP has a 7% ownership interest in two units, totaling 110 MW. APS is in the process of responding to the EPA’s request. TEP cannot predict the timing or outcome of this matter.
ITEM 6. — EXHIBITS
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

UNISOURCE ENERGY CORPORATION (Registrant)
Date: May 6, 2009	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

TUCSON ELECTRIC POWER COMPANY (Registrant)
Date: May 6, 2009	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

4		—	Employment Agreement, dated May 4, 2009, between UniSource Energy and Paul J. Bonavai

12	(a)	—	Computation of Ratio of Earnings to Fixed Charges — UniSource Energy.

12	(b)	—	Computation of Ratio of Earnings to Fixed Charges — TEP.

15		—	Letter regarding unaudited interim financial information.

31	(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Paul J. Bonavia.

31	(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Kevin P. Larson.

31	(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Paul J. Bonavia.

31	(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Kevin P. Larson.

*32		—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.