Form 10-K/A
period 2008-12-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2009-08-06
CIK 100122, 941138

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for UniSource Energy Corporation (UniSource Energy) and Tucson Electric Power Company (TEP) for the year ended December 31, 2008, originally filed with the Securities and Exchange Commission on February 27, 2009 is being filed for the purpose of amending and revising Part II, Item 8 — Consolidated Financial Statements and Supplementary Data in order to correct clerical errors in the UniSource Energy and TEP balance sheets as originally filed.
The following balance sheet line items were corrected:

	UNISOURCE ENERGY
	December 31, 2008
	As Originally Filed	As Corrected	Difference
	- Thousands of Dollars -
ASSETS
Current Assets
Energy Contracts — Derivative Instruments	$3,682	$3,437	$245
Regulatory Assets — Derivative Instruments	37,596	38,276	(680)

Total Current Assets	481,651	482,086	(435)

Regulatory and Other Assets
Regulatory Assets — Derivative Instruments	17,522	18,324	(802)
Other Assets	26,340	26,339	1

Total Regulatory and Other Assets	218,219	219,020	(801)

Total Assets	3,508,331	3,509,567	(1,236)

CAPITALIZATION AND OTHER LIABILITIES
Current Liabilities
Energy Contracts — Derivative Instruments	40,642	41,076	(434)

Total Current Liabilities	351,623	352,057	(434)

Deferred Credits and Other Liabilities
Energy Contracts — Derivative Instruments	29,047	29,849	(802)

Total Deferred Credits and Other Liabilities	650,302	651,104	(802)

Total Liabilities	$3,508,331	$3,509,567	$(1,236)

K/Aii

	TEP
	December 31, 2008
	As Originally Filed	As Corrected	Difference
	- Thousands of Dollars -
ASSETS
Current Assets
Energy Contracts — Derivative Instruments	$5,172	$5,129	$43
Other	16,088	16,089	(1)

Total Current Assets	367,518	367,476	42

Regulatory and Other Assets
Energy Contracts — Derivative Instruments	4,385	4,982	(597)

Total Regulatory and Other Assets	195,116	195,713	(597)

Total Assets	2,841,216	2,841,771	(555)

CAPITALIZATION AND OTHER LIABILITIES
Current Liabilities
Energy Contracts — Derivative Instruments	18,780	18,737	43

Total Current Liabilities	263,185	263,142	43

Deferred Credits and Other Liabilities
Energy Contracts — Derivative Instruments	18,196	18,794	(598)

Total Deferred Credits and Other Liabilities	577,440	578,038	(598)

Total Liabilities	$2,841,216	$2,841,771	$(555)

Except as indicated in the preceding tables and for the updated Item 9A, Item 15 and the consent and certifications filed as Exhibits 23, 31 and 32 hereto in accordance with applicable rules of the Securities and Exchange Commission, this Amendment does not modify or update other disclosures in, or exhibits to, the Annual Report on Form 10-K as originally filed.

K/Aiii

K/Av

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

K/A-1

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
PricewaterhouseCoopers LLC
Chicago, Illinois
February 26, 2009

K/A-2

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
PricewaterhouseCoopers LLC
Chicago, Illinois
February 26, 2009

K/A-3

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

K/A-4

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
See Notes to Consolidated Financial Statements.

K/A-5

UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$3,870,493	$3,565,735
Utility Plant Under Capital Leases	702,337	702,337
Construction Work in Progress	171,996	195,105

Total Utility Plant	4,744,826	4,463,177
Less Accumulated Depreciation and Amortization	(1,580,308)	(1,534,424)
Less Accumulated Amortization of Capital Lease Assets	(546,825)	(521,458)

Total Utility Plant — Net	2,617,693	2,407,295

Investments and Other Property
Investments in Lease Debt and Equity	126,672	152,544
Other	64,096	70,677

Total Investments and Other Property	190,768	223,221

Current Assets
Cash and Cash Equivalents	55,172	90,373
Accounts Receivable — Retail and Other	74,288	67,885
Accounts Receivable — Wholesale Sales	44,725	46,316
Unbilled Accounts Receivable	60,146	62,101
Allowance for Doubtful Accounts	(19,684)	(18,446)
Materials and Fuel Inventory	92,170	82,433
Energy Contracts — Derivative Instruments	3,437	5,489
Regulatory Assets — Derivative Instruments	38,276	708
Regulatory Assets — Other	23,299	9,554
Deferred Income Taxes — Current	61,398	60,055
Income Tax Receivable	12,720	—
Interest Receivable on Capital Lease Debt Investment	4,491	6,033
Collateral Posted	14,120	—
Other	17,528	17,739

Total Current Assets	482,086	430,240

Regulatory and Other Assets
Income Taxes Recoverable Through Future Revenues	19,814	30,009
Regulatory Assets — Pension and Other Postretirement Benefits	112,035	16,460
Regulatory Assets — Derivative Instruments	18,324	298
Regulatory Assets — Other	39,395	20,556
Regulatory Assets — 1999 Transition Recovery Asset	—	23,944
Energy Contracts — Derivative Instruments	3,113	8,339
Other Assets	26,339	25,354

Total Regulatory and Other Assets	219,020	124,960

Total Assets	$3,509,567	$3,185,716

See Notes to Consolidated Financial Statements.
(Consolidated Balance Sheets Continued)

K/A-6

UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$679,274	$690,075
Capital Lease Obligations	513,517	530,973
Long-Term Debt	1,313,615	993,870

Total Capitalization	2,506,406	2,214,918

Current Liabilities
Current Obligations Under Capital Leases	18,334	58,599
Borrowing under Revolving Credit Facilities	10,000	10,000
Current Maturities of Long-Term Debt	6,000	204,300
Accounts Payable	62,514	72,003
Accounts Payable — Purchased Power	49,146	50,684
Interest Accrued	43,440	48,091
Accrued Taxes Other than Income Taxes	36,746	36,775
Accrued Employee Expenses	26,859	24,585
Customer Deposits	22,656	21,425
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	25,665	13,084
Regulatory Liabilities — Other	8,161	3,437
Energy Contracts — Derivative Instruments	41,076	3,193
Other	1,460	1,505

Total Current Liabilities	352,057	547,681

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	178,089	149,730
Regulatory Liabilities — Net Cost of Removal for Interim Retirements	151,796	106,695
Regulatory Liabilities — Derivatives Instruments	—	6,426
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	44,469	9,287
Energy Contracts — Derivative Instruments	29,849	4,930
Pension and Other Postretirement Benefits	157,769	76,407
Customer Advances for Construction	31,062	28,798
Other	58,070	40,844

Total Deferred Credits and Other Liabilities	651,104	423,117

Commitments and Contingencies (Note 5)
Total Capitalization and Other Liabilities	$3,509,567	$3,185,716

See Notes to Consolidated Financial Statements.
(Consolidated Balance Sheets Concluded)

K/A-7

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

K/A-8

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

K/A-9

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

K/A-10

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
See Notes to Consolidated Financial Statements.

K/A-11

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$3,351,474	$3,143,823
Utility Plant Under Capital Leases	701,631	701,631
Construction Work in Progress	145,457	123,833

Total Utility Plant	4,198,562	3,969,287
Less Accumulated Depreciation and Amortization	(1,531,611)	(1,490,724)
Less Accumulated Amortization of Capital Lease Assets	(546,332)	(521,057)

Total Utility Plant — Net	2,120,619	1,957,506

Investments and Other Property
Investments in Lease Debt and Equity	126,672	152,544
Other	31,291	35,460

Total Investments and Other Property	157,963	188,004

Current Assets
Cash and Cash Equivalents	33,275	26,610
Accounts Receivable — Retail and Other	53,091	44,431
Accounts Receivable — Wholesale	44,610	46,316
Unbilled Accounts Receivable	33,554	35,941
Allowance for Doubtful Accounts	(17,135)	(16,538)
Accounts Receivable — Due from Affiliates	16,614	8,740
Materials and Fuel Inventory	81,067	72,732
Energy Contracts — Derivative Instruments	5,129	2,036
Regulatory Assets — Derivative Instruments	14,242	—
Regulatory Assets — Other	22,834	9,554
Deferred Income Taxes — Current	59,615	59,157
Interest Receivable on Capital Lease Debt Investment	4,491	6,033
Income Taxes Receivable	—	8,070
Interest Receivable — Current	—	3,350
Other	16,089	13,062

Total Current Assets	367,476	319,494

Regulatory and Other Assets
Regulatory Assets — Pension and Other Postretirement Benefits	106,596	15,154
Regulatory Assets — Derivatives	5,400	—
Regulatory Assets — Other	38,180	18,969
Income Taxes Recoverable Through Future Revenues	19,814	30,009
Regulatory Assets — 1999 Transition Recovery Asset	—	23,945
Energy Contracts — Derivative Instruments	4,982	492
Other Assets	20,741	19,463

Total Regulatory and Other Assets	195,713	108,032

Total Assets	$2,841,771	$2,573,036

See Notes to Consolidated Financial Statements.
(Consolidated Balance Sheets Continued)

K/A-12

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$583,606	$577,349
Capital Lease Obligations	513,370	530,714
Long-Term Debt	903,615	682,870

Total Capitalization	2,000,591	1,790,933

Current Liabilities
Current Obligations Under Capital Leases	18,231	58,502
Current Maturities of Long-Term Debt	—	138,300
Borrowing Under Revolving Credit Facility	10,000	10,000
Accounts Payable	56,001	64,664
Accounts Payable — Purchased Power	28,510	22,935
Accounts Payable — Due from Affiliates	3,610	4,512
Income Taxes Payable	2,057	—
Interest Accrued	35,828	41,394
Accrued Taxes Other than Income Taxes	27,679	28,690
Accrued Employee Expenses	23,990	22,557
Energy Contracts — Derivative Instruments	18,737	2,460
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	14,310	—
Regulatory Liability — Other	7,083	—
Other	17,106	15,533

Total Current Liabilities	263,142	409,547

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	180,098	163,834
Regulatory Liabilities — Net Cost of Removal for Interim Retirements	122,037	87,311
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	44,469	—
Energy Contracts — Derivative Instruments	18,794	3,278
Pension and Other Postretirement Benefits	149,955	72,755
Other	62,685	45,378

Total Deferred Credits and Other Liabilities	578,038	372,556

Commitments and Contingencies (Note 5)

Total Capitalization and Other Liabilities	$2,841,771	$2,573,036

See Notes to Consolidated Financial Statements.
(Consolidated Balance Sheets Concluded)

K/A-13

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

K/A-14

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

K/A-15

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

K/A-16

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

K/A-17

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

K/A-18

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

K/A-19

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

K/A-20

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

K/A-21

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

K/A-22

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

K/A-23

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

K/A-24

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

K/A-25

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

K/A-26

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

K/A-27

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

K/A-28

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

K/A-29

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

K/A-30

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

K/A-31

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

K/A-32

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

K/A-33

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

K/A-34

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

K/A-35

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

K/A-36

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

K/A-37

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

K/A-38

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

K/A-39

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

K/A-40

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

K/A-41

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

K/A-42

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

K/A-43

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

K/A-44

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

K/A-45

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

K/A-46

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

K/A-47

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

K/A-48

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

K/A-49

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

K/A-50

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

K/A-51

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

K/A-52

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

K/A-53

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

K/A-54

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

K/A-55

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

K/A-56

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

K/A-57

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

K/A-58

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

K/A-59

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

K/A-60

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

K/A-61

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

K/A-62

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

K/A-63

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

K/A-64

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

K/A-65

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

K/A-66

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

K/A-67

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

K/A-68

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

K/A-69

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

K/A-70

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

K/A-71

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

K/A-72

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

K/A-73

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

K/A-74

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

K/A-75

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

K/A-76

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

K/A-77

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

K/A-78

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

K/A-79

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

K/A-80

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

K/A-81

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

K/A-82

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

K/A-83

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

See Notes to Financial Statements.

K/A-84

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

K/A-85

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

K/A-86

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

K/A-87

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

K/A-88

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
UniSource Energy’s and TEP’s Management’s Reports on Internal Control Over Financial Reporting Under 404 of Sarbanes-Oxley appear as the first two reports under Item 8 in UniSource Energy’s and TEP’s 2008 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, the Report of Independent Registered Public Accounting Firm for UniSource Energy appears as the third report under Item 8, and the Report of Independent Registered Public Accounting Firm for TEP appears as the fourth report under Item 8.

K/A-89

PART IV
ITEM 15. — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	1.	Consolidated Financial Statements as of December 31, 2008 and 2007 and for Each of the Three Years in the Period Ended December 31, 2008

		UniSource Energy Corporation
		Report of Independent Registered Public Accounting Firm	2
		Consolidated Statements of Income	4
		Consolidated Statements of Cash Flows	5
		Consolidated Balance Sheets	6
		Consolidated Statements of Capitalization	8
		Consolidated Statements of Changes in Stockholders' Equity	9
		Notes to Consolidated Financial Statements	16

		Tucson Electric Power Company
		Report of Independent Registered Public Accounting Firm	3
		Consolidated Statements of Income	10
		Consolidated Statements of Cash Flows	11
		Consolidated Balance Sheets	12
		Consolidated Statements of Capitalization	14
		Consolidated Statements of Changes in Stockholder's Equity	15
		Notes to Consolidated Financial Statements	16

	2.	UniSource Energy Stand-Alone Schedule I UniSource Energy Stand-Alone Financial Statements	85

	3.	Financial Statement Schedule Schedule II Valuation and Qualifying Accounts	89

	4.	Exhibit
		Reference is made to the Exhibit Index following page 92

K/A-90

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISOURCE ENERGY CORPORATION
Date: August 5, 2009	By:	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

K/A-91

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
Date: August 5, 2009	By:	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

K/A-92

EXHIBIT INDEX

*2(a)	—	Agreement and Plan of Exchange, dated as of March 20, 1995, between TEP, UniSource Energy and NCR Holding, Inc.

*3(a)	—	Restated Articles of Incorporation of TEP, filed with the ACC on August 11, 1994, as amended by Amendment to Article Fourth of our Restated Articles of Incorporation, filed with the ACC on May 17, 1996. (Form 10-K for year ended December 31, 1996, File No. 1-5924 — Exhibit 3(a).)

*3(b)	—	Bylaws of TEP, as amended April 7, 1995 (Form 10-K for the year ended December 31, 2007, File No. 13739 — Exhibit 3(b)).

*3(c)	—	Amended and Restated Articles of Incorporation of UniSource Energy. (Form 8-A/A, dated January 30, 1998, File No. 1-13739 — Exhibit 2(a).)

*3(d)	—	Bylaws of UniSource Energy, as amended February 27, 2008 (Form 10-K for the year ended December 31, 2007, File No. 13739 — Exhibit 3(b)).

*4(a)(1)	—	Installment Sale Agreement, dated as of December 1, 1973, among the City of Farmington, New Mexico, Public Service Company of New Mexico and TEP. (Form 8-K for the month of January 1974, File No. 0-269 — Exhibit 3.)

*4(a)(2)	—	Ordinance No. 486, adopted December 17, 1973, of the City of Farmington, New Mexico. (Form 8-K for the month of January 1974, File No. 0-269 — Exhibit 4.)

*4(a)(3)	—	Amended and Restated Installment Sale Agreement dated as of April 1, 1997, between the City of Farmington, New Mexico and TEP relating to Pollution Control Revenue bonds, 1997 Series A (Tucson Electric Power Company San Juan Project). (Form 10-Q for the quarter ended March 31,1997, File No. 1-5924 — Exhibit 4(a).)

*4(a)(4)	—	City of Farmington, New Mexico Ordinance No. 97-1055, adopted April 17, 1997, authorizing Pollution Control Revenue bonds, 1997 Series A (Tucson Electric Power Company San Juan Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924 — Exhibit 4(b).)

*4(b)(1)	—	Loan Agreement, dated as of October 1, 1982, between the Pima County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Sundt Project). (Form 10-Q for the quarter ended September 30, 1982, File No. 1-5924 — Exhibit 4(a).)

*4(b)(2)	—	Indenture of Trust, dated as of October 1, 1982, between the Pima County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Sundt Project). (Form 10-Q for the quarter ended September 30, 1982, File No. 1-5924 — Exhibit 4(b).)

*4(b)(3)	—	First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Sundt Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(h)(3).)

*4(b)(4)	—	First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Sundt Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(h)(4).)

*4(c)(1)	—	Loan Agreement, dated as of December 1, 1982, between the Pima County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for the year ended December 31, 1982, File No. 1-5924 — Exhibit 4(k)(1).)

*4(c)(2)	—	Indenture of Trust dated as of December 1, 1982, between the Pima County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for the year ended December 31, 1982, File No. 1-5924 — Exhibit 4(k)(2).)

*4(c)(3)	—	First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860 — Exhibit 4(i)(3).)

*4(c)(4)	—	First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860 — Exhibit 4(i)(4).)

*4(d)(1)	—	Loan Agreement, dated as of December 1, 1983, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 — Exhibit 4(I)(1).)

*4(d)(2)	—	Indenture of Trust, dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File no. 1-5924 — Exhibit 4(I)(2).)

*4(d)(3)	—	First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(k)(3).)

*4(d)(4)	—	First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(k)(4).)

*4(d)(5)	—	Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(k)(5).)

*4(d)(6)	—	Second Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(k)(6).)

*4(e)(1)	—	Loan Agreement, dated as of December 1, 1983, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 — Exhibit 4(m)(1).)

*4(e)(2)	—	Indenture of Trust dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds. 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 — Exhibit 4(m)(2).)

*4(e)(3)	—	First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Developmental Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(I)(3).)

*4(e)(4)	—	First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(I)(4).)

*4(e)(5)	—	Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(I)(5).)

*4(e)(6)	—	Second Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(I)(6).)

*4(f)(1)	—	Loan Agreement, dated as of December 1, 1983, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924 — Exhibit 4(n)(1).)

*4(f)(2)	—	Indenture of Trust dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 — Exhibit 4(n)(2).)

*4(f)(3)	—	First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(m)(3).)

*4(f)(4)	—	First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(m)(4).)

*4(f)(5)	—	Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(m)(5).)

*4(f)(6)	—	Second Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(m)(6).)

*4(g)	—	Reimbursement Agreement, dated as of September 15, 1981, as amended, between TEP and Manufacturers Hanover Trust Company. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 — Exhibit 4(o)(4).)

*4(h)(1)	—	Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 4(r)(1).)

*4(h)(2)	—	Indenture of Trust dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 4(r)(2).)

*4(h)(3)	—	First Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(o)(3).)

*4(h)(4)	—	First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(o)(4).)

*4(i)(1)	—	Indenture of Mortgage and Deed of Trust dated as of December 1, 1992, to Bank of Montreal Trust Company, Trustee. (Form S-1, Registration No. 33-55732 — Exhibit 4(r)(1).)

*4(i)(2)	—	Supplemental Indenture No. 1 creating a series of bonds designated Second Mortgage Bonds, Collateral Series A, dated as of December 1, 1992. (Form S-1, Registration No. 33-55732 — Exhibit 4(r)(2).)

*4(i)(3)	—	Supplemental Indenture No. 2 creating a series of bonds designated Second Mortgage Bonds, Collateral Series B, dated as of December 1, 1997. (Form 10-K for year ended December 31, 1997, File No. 1-5924 — Exhibit 4(m)(3).)

*4(i)(4)	—	Supplemental Indenture No. 3 creating a series of bonds designated Second Mortgage Bonds, Collateral Series, dated as of August 1, 1998. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 — Exhibit 4(c).)

*4(i)(5)	—	Supplemental Indenture No. 4 creating a series of bonds designated Second Mortgage Bonds, Collateral Series C, dated as of November 1, 2002. (Form 8-K dated November 27, 2002, File Nos. 1-05924 and 1-13739 — Exhibit 99.2.)

*4(i)(6)	—	Supplemental Indenture No. 5 creating a series of bonds designated Second Mortgage Bonds, Collateral Series D, dated as of March 1, 2004. (Form 8-K dated March 31, 2004, File Nos. 1-05924 and 1-13739 — Exhibit 10 (b).)

*4(i)(7)	—	Supplemental Indenture No. 6 creating a series of bonds designated Second Mortgage Bonds, Collateral Series E, dated as of May 1, 2005. (Form 10-Q for the quarter ended March 31, 2005, File Nos. 1-5924 and 1-13739 — Exhibit 4(b).)

*4(i)(8)	—	Supplemental Indenture No. 7 creating a series of bonds designated First Mortgage Bonds, Collateral Series F, dated as of December 1, 2006. (Form 8-K dated December 22, 2006, File Nos. 1-5924 and 1-13739 — Exhibit 4.1.)

*4(i)(9)	—	Supplemental Indenture No. 8 creating a series of bonds designated First Mortgage Bonds, Collateral Series G, dated as of June 1, 2008. (Form 8-K dated June 25, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(b).).

*4(i)(10)	—	Supplemental Indenture No. 9 dated as of July 3, 2008. (Form 10-K dated December 31, 2008, File 1-13739)

*4(j)(1)	—	Loan Agreement, dated as of April 1, 1997 between Coconino County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924 — Exhibit 4(c).)

*4(j)(2)	—	Indenture of Trust, dated as of April 1, 1997, between Coconino County, Arizona Pollution Control Corporation and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1997 Series A (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924 — Exhibit 4(d).)

*4(k)(1)	—	Loan Agreement, dated as of April 1, 1997, between Coconino County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 1997 Series B (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924 — Exhibit 4(e).)

*4(k)(2)	—	Indenture of Trust, dated as of April 1, 1997, between Coconino County, Arizona Pollution Control Corporation and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1997 Series B (Tucson Electric Power Company Navajo Project). (Form 10-Q for the quarter ended March 31, 1997, File No. 1-5924 — Exhibit 4(f).)

*4(l)(1)	—	Loan Agreement, dated as of September 15, 1997, between The Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 — Exhibit 4(a).)

*4(l)(2)	—	Indenture of Trust, dated as of September 15, 1997, between The Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 — Exhibit 4(b).)

*4(m)(1)	—	Loan Agreement, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(a).)

*4(m)(2)	—	Indenture of Trust, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(b).)

*4(n)(1)	—	Loan Agreement, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(c).)

*4(n)(2)	—	Indenture of Trust, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(d).)

*4(o)(1)	—	Loan Agreement, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and TEP relating to Industrial Development Revenue Bonds, 1998 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(e).)

*4(o)(2)	—	Indenture of Trust, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1998 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(f).)

*4(p)(1)	—	Rights Agreement dated as of March 5, 1999, between UniSource Energy Corporation and The Bank of New York, as Rights Agent. (Form 8-K dated March 5, 1999, File No. 1-13739 — Exhibit 4.)

*4(q)(1)	—	Amended and Restated TEP Credit Agreement dated as of August 11, 2006, among TEP, the Lenders Party Thereto, the Issuing Banks Party Thereto, Union Bank of California, N.A., as Lead Arranger and Administrative Agent, The Bank of New York and JPMorgan Chase, N.A., as Co-Syndication Agents, and Wells Fargo Bank, National Association, and ABN Amro Bank N.V. as Co-Documentation Agents. (Form 8-K dated August 15, 2006, File Nos. 1-5924 and 1-13739 — Exhibit 4.3.)

*4(r)(2)	—	Amendment No. 1 to Amended and Restated TEP Credit Agreement, dated September 1, 2006. (Form 10-Q for the quarter ended September 30, 2006, File No. 1-5924 — Exhibit 4.)

*4(r)(3)	—	Amendment No. 2 to Amended and Restated TEP Credit Agreement, dated May 30, 2008. (Form 10-K dated December 31, 2008, File 1-13739)

*4(r)(4)	—	Amendment No. 3 to Amended and Restated TEP Credit Agreement, dated September 16, 2008. (Form 10-K dated December 31, 2008, File 1-13739)

*4(s)(1)	—	Note Purchase and Guaranty Agreement dated August 11, 2003 among UNS Gas, Inc., and UniSource Energy Services, Inc., and certain institutional investors. (Form 8-K dated August 21, 2003, File Nos. 1-5924 and 1-13739 — Exhibit 99.2.)

*4(t)(1)	—	Note Purchase and Guaranty Agreement date August 5, 2008 among UNS Electric, Inc., and UniSource Energy Services, Inc., and certain institutional investors. (Form 10-Q for the quarter ended June 30, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4.).

*4(u)(1)	—	Indenture dated as of March 1, 2005, to The Bank of New York, as Trustee. (Form 8-K dated March 3, 2005, File Nos. 1-5924 and 1-13739 — Exhibit 4.1).

*4(v)(1)	—	Registration Rights Agreement dated as of March 1, 2005, between UniSource Energy Corporation and Credit Suisse First Boston LLC, as representative of the several initial purchasers. (Form 8-K dated March 3, 2005, File Nos. 1-5924 and 1-13739 — Exhibit 4.2).

*4(w)(1)	—	Amended and Restated Credit Agreement dated as of August 11, 2006, among UniSource Energy, the Lenders Party Hereto, Union Bank of California, N.A., as Lead Arranger and Administrative Agent, The Bank of New York and JPMorgan Chase, N.A., as Co-Syndication Agents, and Wells Fargo Bank, National Association, and ABN Amro Bank N.V. as Co-Documentation Agents. (Form 8-K dated August 15, 2006, File Nos. 1-5924 and 1-13739 — Exhibit 4.1.)

*4(w)(2)	—	Amendment No. 1 to the Amended and Restated UniSource Energy Credit Agreement, dated September 16, 2008. (Form 10-K dated December 31, 2008, File 1-13739)

*4(w)(3)	—	Amendment No. 2 to the Amended and Restated UniSource Energy Credit Agreement, dated February 26, 2009. (Form 10-K dated December 31, 2008, File 1-13739)

*4(x)(1)	—	Amended and Restated Credit Agreement dated as of August 11, 2006, among UNS Electric and UNS Gas, UniSource Energy Services as Guarantor, and the Banks Named Herein and the Other Lenders from Time to Time party Hereto, Union Bank of California, N.A., as Lead Arranger and Administrative Agent, The Bank of New York and JPMorgan Chase, N.A., as Co-Syndication Agents, and Wells Fargo Bank, National Association, and ABN Amro Bank N.V. as Co-Documentation Agents. (Form 8-K dated August 15, 2006, File Nos. 1-5924 and 1-13739 — Exhibit 4.4.)

*4(x)(2)	—	Amendment No. 1 to the Amended and Restated UNS Gas/UNS Electric Credit Agreement, dated as of April 30, 2007. (Form 10-K dated December 31, 2008, File 1-13739)

*4(x)(3)	—	Amendment No. 2 to the Amended and Restated UNS Gas/UNS Electric Credit Agreement, dated as of July 31, 2008. (Form 10-K dated December 31, 2008, File 1-13739)

*4(y)(1)	—	Letter of Credit and Reimbursement Agreement, dated as of April 30, 2008, among TEP, as Borrower, JPMorgan Chase Bank, N.A., as Issuing Bank, Union Bank of California, N.A., as Syndication Agent, ABN Amro Bank N.V., SunTrust Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Form 8-K dated June 25, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(d).)

*4(y)(2)	—	Amendment No. 1 to the TEP Letter of Credit and Reimbursement Agreement, dated as of May 30, 2008. (Form 10-K dated December 31, 2008, File 1-13739)

*4(y)(3)	—	Amendment No. 2 to the TEP Letter of Credit and Reimbursement Agreement, dated as of September 16, 2008. (Form 10-K dated December 31, 2008, File 1-13739)

*4(z)(1)	—	Indenture of Trust, dated as of March 1, 2008, between The Industrial Development Authority of the County of Pima and U.S. Trust National Association authorizing Industrial Development Revenue Bonds, 2008 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 19, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(a).)

*4(z)(2)	—	Loan Agreement, dated as of March 1, 2008, between the Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 2008 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 19, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(b).)

*4(aa)(1)	—	Indenture of Trust, dated as of June 1, 2008, between The Industrial Development Authority of the County of Pima and U.S. Trust National Association authorizing Industrial Development Revenue Bonds, 2008 Series B (Tucson Electric Power Company Project). (Form 8-K dated June 25, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(a).)

*4(aa)(2)	—	Loan Agreement, dated as of June 1, 2008, between the Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 2008 Series B (Tucson Electric Power Company Project). (Form 8-K dated June 25, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(b).)

*10(a)(1)	—	Lease Agreements, dated as of December 1, 1984, between Valencia and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 — Exhibit 10(d)(1).)

*10(a)(2)	—	Guaranty and Agreements, dated as of December 1, 1984, between TEP and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 — Exhibit 10(d)(2).)

*10(a)(3)	—	General Indemnity Agreements, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors; General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and J.C. Penney Company, Inc. as Owner Participants; United States Trust Company of New York, as Owner Trustee; Teachers Insurance and Annuity Association of America as Loan Participant; and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 — Exhibit 10(d)(3).)

*10(a)(4)	—	Tax Indemnity Agreements, dated as of December 1, 1984, between General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and J.C. Penney Company, Inc., each as Beneficiary under a separate Trust Agreement dated December 1, 1984, with United States Trust of New York as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee, Lessor, and Valencia, Lessee, and TEP, Indemnitors. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 — Exhibit 10(d)(4).)

*10(a)(5)	—	Amendment No. 1, dated December 31, 1984, to the Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(5).)

*10(a)(6)	—	Amendment No. 2, dated April 1, 1985, to the Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(6).)

*10(a)(7)	—	Amendment No. 3 dated August 1, 1985, to the Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(7).)

*10(a)(8)	—	Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(8).)

*10(a)(9)	—	Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with J.C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(9).)

*10(a)(10)	—	Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(10).)

*10(a)(11)	—	Lease Amendment No. 5 and Supplement No. 2, to the Lease Agreement, dated July 1, 1986, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J.C. Penney as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(11).)

*10(a)(12)	—	Lease Amendment No. 5, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924 — Exhibit 10(f)(12).)

*10(a)(13)	—	Lease Amendment No. 5, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924 — Exhibit 10(f)(13).)

*10(a)(14)	—	Lease Amendment No. 6, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J.C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924 — Exhibit 10(f)(14).)

*10(a)(15)	—	Lease Supplement No. 1, dated December 31, 1984, to Lease Agreements, dated December 1, 1984, between Valencia, as Lessee and United States Trust Company of New York and Thomas B. Zakrzewski, as Owner Trustee and Co-Trustee, respectively (document filed relates to General Foods Credit Corporation; documents relating to Harvey Hubbell Financial, Inc. and JC Penney Company, Inc. are not filed but are substantially similar). (Form S-4 Registration No. 33-52860 — Exhibit 10(f)(15).)

*10(a)(16)	—	Amendment No. 1, dated June 1, 1986, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(12).)

*10(a)(17)	—	Amendment No. 1, dated June 1, 1986, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J.C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(13).)

*10(a)(18)	—	Amendment No. 1, dated June 1, 1986, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(14).)

*10(a)(19)	—	Amendment No. 2, dated as of July 1, 1986, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J.C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 — Exhibit 10(f)(19).)

*10(a)(20)	—	Amendment No. 2, dated as of June 1, 1987, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 —Exhibit 10(f)(20).)

*10(a)(21)	—	Amendment No. 2, dated as of June 1, 1987, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 — Exhibit 10(f)(21).)

*10(a)(22)	—	Amendment No. 3, dated as of June 1, 1987, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J.C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 — Exhibit 10(f)(22).)

*10(a)(23)	—	Supplemental Tax Indemnity Agreement, dated July 1, 1986, between J.C. Penney Company, Inc., as Owner Participant, and Valencia and TEP, as Indemnitors. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(15).)

*10(a)(24)	—	Supplemental General Indemnity Agreement, dated as of July 1, 1986, among Valencia and TEP, as Indemnitors, J.C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(16).)

*10(a)(25)	—	Amendment No. 1, dated as of June 1, 1987, to the Supplemental General Indemnity Agreement, dated as of July 1, 1986, among Valencia and TEP, as Indemnitors, J.C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 — Exhibit 10(f)(25).)

*10(a)(26)	—	Valencia Agreement, dated as of June 30, 1992, among TEP, as Guarantor, Valencia, as Lessee, Teachers Insurance and Annuity Association of America, as Loan Participant, Marine Midland Bank, N.A., as Indenture Trustee, United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee, and the Owner Participants named therein relating to the Restructuring of Valencia’s lease of the coal-handling facilities at the Springerville Generating Station. (Form S-4, Registration No. 33-52860 — Exhibit 10(f)(26).)

*10(a)(27)	—	Amendment, dated as of December 15, 1992, to the Lease Agreements, dated December 1, 1984, between Valencia, as Lessee, and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form S-1, Registration No. 33-55732 — Exhibit 10(f)(27).)

*10(b)(1)	—	Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos Resources Inc. (San Carlos) (a wholly-owned subsidiary of the Registrant) jointly and severally, as Lessee, and Wilmington Trust Company, as Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 10(f)(1).)

*10(b)(2)	—	Tax Indemnity Agreements, dated as of December 1, 1985, between Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Finance Co., each as beneficiary under a separate trust agreement, dated as of December 1, 1985, with Wilmington Trust Company, as Owner Trustee, and William J. Wade, as Co-Trustee, and TEP and San Carlos, as Lessee. (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 10(f)(2).)

*10(b)(3)	—	Participation Agreement, dated as of December 1, 1985, among TEP and San Carlos as Lessee, Philip Morris Credit Corporation, IBM Credit Financing Corporation, and Emerson Finance Co. as Owner Participants, Wilmington Trust Company as Owner Trustee, The Sumitomo Bank, Limited, New York Branch, as Loan Participant, and Bankers Trust Company, as Indenture Trustee. (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 10(f)(3).)

*10(b)(4)	—	Restructuring Commitment Agreement, dated as of June 30, 1992, among TEP and San Carlos, jointly and severally, as Lessee, Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding, William J. Wade, as Owner Trustee and Co-Trustee, respectively, The Sumitomo Bank, Limited, New York Branch, as Loan Participant and United States Trust Company of New York, as Indenture Trustee. (Form S-4, Registration No. 33-52860 — Exhibit 10(g)(4).)

*10(b)(5)	—	Lease Supplement No.1, dated December 31, 1985, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee Trustee and Co-Trustee, respectively (document filed relates to Philip Morris Credit Corporation; documents relating to IBM Credit Financing Corporation and Emerson Financing Co. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860 — Exhibit 10(g)(5).)

*10(b)(6)	—	Amendment No. 1, dated as of December 15, 1992, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732 — Exhibit 10(g)(6).)

*10(b)(7)	—	Amendment No. 1, dated as of December 15, 1992, to Tax Indemnity Agreements, dated as of December 1, 1985, between Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding Corp., as Owner Participants and TEP and San Carlos, jointly and severally, as Lessee. (Form S-1, Registration No. 33-55732 — Exhibit 10(g)(7).)

*10(b)(8)	—	Amendment No. 2, dated as of December 1, 1999, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Philip Morris Capital Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(8).)

*10(b)(9)	—	Amendment No. 2, dated as of December 1, 1999, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with IBM Credit Financing Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(9).)

*10(b)(10)	—	Amendment No. 2, dated as of December 1, 1999, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Emerson Finance Co. as Owner Participant. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(10).)

*10(b)(11)	—	Amendment No. 2, dated as of December 1, 1999, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Philip Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(11).)

*10(b)(12)	—	Amendment No. 2, dated as of December 1, 1999, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and IBM Credit Financing Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(12).)

*10(b)(13)	—	Amendment No. 2, dated as of December 1, 1999, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Emerson Finance Co. as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(13).)

*10(b)(14)	—	Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Philip Morris Capital Corporation as Owner Participant. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 — Exhibit 10(a).)

*10(b)(15)	—	Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with IBM Credit, LLC as Owner Participant. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 — Exhibit 10(b).)

*10(b)(16)	—	Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Emerson Finance Co. as Owner Participant. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 — Exhibit 10(c).)

*10(b)(17)	—	Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Philip Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 — Exhibit 10(d).)

*10(b)(18)	—	Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and IBM Credit, LLC as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 — Exhibit 10(e).)

*10(b)(19)	—	Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Emerson Finance Co. as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 — Exhibit 10(f).)

*10(b)(20)	—	Amendment No. 4, dated as of June 1, 2006, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, under a Trust Agreement with Philip Morris Capital Corporation as Owner Participant. (Form 8-K dated June 12, 2006, File No. 1-5924 — Exhibit 10.1.)

*10(b)(21)	—	Amendment No. 4, dated as of June 1, 2006, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, under a Trust Agreement with Selco Service Corporation as Owner Participant. (Form 8-K dated June 12, 2006, File No. 1-5924 — Exhibit 10.2.)

*10(b)(22)	—	Amendment No. 4, dated as of June 1, 2006, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, under a Trust Agreement with Emerson Finance LLC as Owner Participant. (Form 8-K dated June 12, 2006, File No. 1-5924 — Exhibit 10.3.)

*10(b)(23)	—	Amendment No. 4, dated as of June 1, 2006 to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, as Lessee, and Philip Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement, dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, together as Lessor. (Form 8-K dated June 12, 2006, File No. 1-5924 — Exhibit 10.4.)

*10(b)(24)	—	Amendment No. 4, dated as of June 1, 2006 to Tax Indemnity Agreement , dated as of December 1, 1985, between TEP and San Carlos, as Lessee, and Selco Service Corporation as Owner Participant, beneficiary under a Trust Agreement, dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, together as Lessor. (Form 8-K dated June 12, 2006, File No. 1-5924 — Exhibit 10.5.)

*10(b)(25)	—	Amendment No. 4, dated as of June 1, 2006 to Tax Indemnity Agreement , dated as of December 1, 1985, between TEP and San Carlos, as Lessee, and Emerson Finance LLC as Owner Participant, beneficiary under a Trust Agreement, dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, together as Lessor. (Form 8-K dated June 12, 2006, File No. 1-5924 — Exhibit 10.6.)

*10(c)(1)	—	Amended and Restated Participation Agreement, dated as of November 15, 1987, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Financial Security Assurance Inc., as Surety, Wilmington Trust Company and William J. Wade in their respective individual capacities as provided therein, but otherwise solely as Owner Trustee and Co-Trustee under the Trust Agreement, and Morgan Guaranty, in its individual capacity as provided therein, but Secured Party. (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 10(j)(1).)

*10(c)(2)	—	Lease Agreement, dated as of January 14, 1988, between Wilmington Trust Company and William J. Wade, as Owner Trust Agreement described therein, dated as of November 15, 1987,between such parties and Ford Motor Credit Company, as Lessor, and TEP, as Lessee. (Form 10-K for the year ended December 31, 1987, File No.1-5924 — Exhibit 10(j)(2).)

*10(c)(3)	—	Tax Indemnity Agreement, dated as of January 14, 1988, between TEP, as Lessee, and Ford Motor Credit Company, as Owner Participant, beneficiary under a Trust Agreement, dated as of November 15, 1987, with Wilmington Trust Company and William J. Wade, Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 10(j)(3).)

*10(c)(4)	—	Loan Agreement, dated as of January 14, 1988, between the Pima County Authority and Wilmington Trust Company and William J. Wade in their respective individual capacities as expressly stated, but otherwise solely as Owner Trustee and Co-Trustee, respectively, under and pursuant to a Trust Agreement, dated as of November 15, 1987, with Ford Motor Credit Company as Trustor and Debtor relating to Industrial Development Lease Obligation Refunding Revenue Bonds, 1988 Series A (TEP’s Sundt Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 10(j)(4).)

*10(c)(5)	—	Indenture of Trust, dated as of January 14, 1988, between the Pima County Authority and Morgan Guaranty authorizing Industrial Development Lease Obligation Refunding Revenue Bonds, 1988 Series A (Tucson Electric Power Company Sundt Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 10(j)(5).)

*10(c)(6)	—	Lease Amendment No. 1, dated as of May 1, 1989, between TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively under a Trust Agreement dated as of November 15, 1987 with Ford Motor Credit Company. (Form 10-K for the year ended December 31, 1990, File No. 1-5924 — Exhibit 10(i)(6).)

*10(c)(7)	—	Lease Supplement, dated as of January 1, 1991, between TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924 — Exhibit 10(i)(8).)

*10(c)(8)	—	Lease Supplement, dated as of March 1, 1991, between TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924 — Exhibit 10(i)(9).)

*10(c)(9)	—	Lease Supplement No. 4, dated as of December 1, 1991, between TEP, Wilmington Trust Company and William J. Wade as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement dated as of November 15, 1987, with Ford. (Form 10-K for the year ended December 31, 1991, File No. 1-5924 — Exhibit 10(i)(10).)

*10(c)(10)	—	Supplemental Indenture No. 1, dated as of December 1, 1991, between the Pima County Authority and Morgan Guaranty relating to Industrial Lease Development Obligation Revenue Project. (Form 10-K for the year ended December 31, 1991, File No. 1-5924 — Exhibit 10(l)(11).)

*10(c)(11)	—	Restructuring Commitment Agreement, dated as of June 30, 1992, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and Morgan Guaranty, as Indenture Trustee and Refunding Trustee, relating to the restructuring of the Registrant’s lease of Unit 4 at the Sundt Generating Station. (Form S-4, Registration No. 33-52860 — Exhibit 10(i)(12).)

*10(c)(12)	—	Amendment No. 1, dated as of December 15, 1992, to Amended and Restated Participation Agreement, dated as of November 15, 1987, among TEP, as Lessee, Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, Financial Security Assurance Inc., as Surety, and Morgan Guaranty, as Indenture Trustee. (Form S-1, Registration No. 33-55732 — Exhibit 10(h)(12).)

*10(c)(13)	—	Amended and Restated Lease, dated as of December 15, 1992, between TEP as Lessee and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732 — Exhibit 10(h)(13).)

*10(c)(14)	—	Amended and Restated Tax Indemnity Agreement, dated as of December 15, 1992, between TEP as Lessee and Ford Motor Credit Company, as Owner Participant. (Form S-1, Registration No. 33-55732 — Exhibit 10(h)(14).)

*10(d)	—	Participation Agreement, dated as of June 30, 1992, among TEP, as Lessee, various parties thereto, as Owner, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and LaSalle National Bank, as Indenture Trustee relating to TEP’s lease of Springerville Unit 1. (Form S-1, Registration No. 33-55732 — Exhibit 10(u).)

*10(e)	—	Lease Agreement, dated as of December 15, 1992, between TEP, as Lessee and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732 — Exhibit 10(v).)

*10(f)	—	Tax Indemnity Agreements, dated as of December 15, 1992, between the various Owner Participants parties thereto and TEP, as Lessee. (Form S-1, Registration No. 33-55732 — Exhibit 10(w).)

*10(g)	—	Restructuring Agreement, dated as of December 1, 1992, between TEP and Century Power Corporation. (Form S-1, Registration No. 33-55732 — Exhibit 10(x).)

+*10(h)	—	1994 Omnibus Stock and Incentive Plan of UniSource Energy. (Form S-8 dated January 6, 1998, File No. 333-43767.)

+*10(i)	—	Management and Directors Deferred Compensation Plan of UniSource Energy. (Form S-8 dated January 6, 1998, File No. 333-43769.)

+*10(j)	—	TEP Supplemental Retirement Account for Classified Employees. (Form S-8 dated May 21, 1998, File No. 333-53309.)

+*10(k)	—	TEP Triple Investment Plan for Salaried Employees. (Form S-8 dated May 21, 1998, File No. 333-53333.)

+*10(l)	—	Officer Change in Control Agreement between TEP and Karen G. Kissinger, dated as of December 4, 1998 (including a schedule of other officers who are covered by substantially identical agreements.) (Form 10-K for the year ended December 31, 2004, File No. 1-5924 — Exhibit 10(p))

+*10(m)	—	Notice of Termination of Change in Control Agreement from TEP to Karen G. Kissinger, dated as of March 3, 2005 (including a schedule of other officers who received substantially identical notices.) (Form 10-K for the year ended December 31, 2004, File No. 1-5924 — Exhibit 10(q))

+*10(n)	—	Amended and Restated UniSource Energy 1994 Outside Director Stock Option Plan of UniSource Energy. (Form S-8 dated September 9, 2002, File No. 333-99317.)

*10(o)(1)	—	Asset Purchase Agreement dated as of October 29, 2002, by and between UniSource Energy and Citizens Communications Company relating to the Purchase of Citizens’ Electric Utility Business in the State of Arizona. (Form 8-K dated October 31, 2002. File No. 1-13739 — Exhibit 99-1.)

*10(o)(2)	—	Asset Purchase Agreement dated as of October 29, 2002, by and between UniSource Energy and Citizens Communications Company relating to the Purchase of Citizens’ Gas Utility Business in the State of Arizona. (Form 8-K dated October 31, 2002. File No. 1-13739 — Exhibit 99-2.)

+*10(p)	—	UniSource Energy 2006 Omnibus Stock and Incentive Plan (Form S-8 dated January 31, 2007. File No. 333-140353.)

+*10(q)	—	Stock Option Agreement between UniSource Energy and Raymond S. Heyman dated as of September 15, 2005 (Form 10-K for the year ended December 31, 2007, File No. 1-13739, Exhibit 10(r).)

+*10(r)	—	Management and Directors Deferred Compensation Plan II of UniSource Energy. (Form S-8 dated December 30, 2008, File No. 333-156491.)

+*10(s)	—	Employment agreement dated as of December 9, 2008, between UniSource Energy and Paul J. Bonavia. (Form 8-K dated December 15, 2008, File No. 1-13739.)

*12(a)	—	Computation of Ratio of Earnings to Fixed Charges — TEP. (Form 10-K dated December 31, 2008, File 1-13739)

*12(b)	—	Computation of Ratio of Earnings to Fixed Charges — UniSource Energy. (Form 10-K dated December 31, 2008, File 1-13739)

*21	—	Subsidiaries of the Registrants. (Form 10-K dated December 31, 2008, File 1-13739)

23	—	Consent of Independent Registered Public Accounting Firm.

*24(a)	—	Power of Attorney — UniSource Energy. (Form 10-K dated December 31, 2008, File 1-13739)

*24(b)	—	Power of Attorney — TEP. (Form 10-K dated December 31, 2008, File 1-13739)

31(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Paul J. Bonavia.

31(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy by Kevin P. Larson.

31(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Paul J. Bonavia.

31(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Kevin P. Larson.

**32	—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(*)	Previously filed as indicated and incorporated herein by reference.

(+)	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(b)(10)(iii) of Regulation S-K.

**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.