Form 10-Q
period 2009-06-30
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2009-08-06
CIK 100122, 941138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
At July 31, 2009, 35,759,240 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding. At July 31, 2009, 32,139,434 shares of Tucson Electric Power Company’s common stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.
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

i

DEFINITIONS
The abbreviations and acronyms used in the 2009 second quarter report on Form 10-Q are defined below:

2008 TEP Rate Order	A rate order issued by the ACC resulting in a new retail rate structure for TEP, effective December 1, 2008.
ACC	Arizona Corporation Commission.
AMT	Alternative Minimum Tax.
AOCI	Accumulated Other Comprehensive Income.
APS	Arizona Public Service.
BMGS	Black Mountain Generating Station owned by UED.
Btu	British thermal unit(s).
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in MWs.
Citizens	Citizens Communications Company.
Common Stock	UniSource Energy’s common stock, without par value.
Company	UniSource Energy Corporation.
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures.
DSM	Demand side management.
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy	The amount of power produced over a given period of time measured in MWh.
EPA	Environmental Protection Agency.
FAS 71	Statement of Financial Accounting Standards No. 71: Accounting for The Effects of Certain Types of Regulation.
FAS 133	Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities, as amended.
FERC	Federal Energy Regulatory Commission.
Fixed CTC	Competition Transition Charge of approximately $0.009 per kWh that was included in TEP’s retail rate for the purpose of recovering TEP’s $450 million TRA by December 31, 2008.
Four Corners	Four Corners Generating Station.
GBtu	Billion British Thermal Units.
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.
IDBs	Industrial Development Revenue Bonds.
IRS	Internal Revenue Service.
kWh	Kilowatt-hour(s).
LIBOR	London Interbank Offered Rate.
Luna	Luna Energy Facility.
Mark-to-Market Adjustments	Unrealized gains and losses that are recorded monthly to reflect the market prices at the end of each month on forward energy sales and purchase contracts that are considered to be derivatives.
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtu	Million British Thermal Units.
MW	Megawatt(s).
MWh	Megawatt-hour(s).
Navajo	Navajo Generating Station.
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
Pima Authority	The Industrial Development Authority of the County of Pima.
PPFAC	Purchased Power and Fuel Adjustment Clause.
PWMT	Pinnacle West Marketing and Trading.
REST	Renewable Energy Standard and Tariff.
Sabinas	Carboelectrica Sabinas, S. de R.L. de C.V., a Mexican limited liability company.

San Juan	San Juan Generating Station.
1999 Settlement Agreement	TEP’s 1999 Settlement Agreement approved by the ACC in November 1999 that provided for electric retail competition and transition asset recovery.
Springerville	Springerville Generating Station.
Springerville Coal Handling Facilities Leases	Leveraged lease arrangements relating to the coal handling facilities serving Springerville.
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2	Unit 2 of the Springerville Generating Station.
Springerville Unit 3	Unit 3 of the Springerville Generating Station.
Springerville Unit 4	Unit 4 of the Springerville Generating Station.
SRP	Salt River Project Agricultural Improvement and Power District.
Sundt	H. Wilson Sundt Generating Station.
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station.
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement	Amended and Restated Credit Agreement between TEP and a syndicate of Banks, dated as of August 11, 2006.
TEP Letter of Credit Facility	Letter of credit facility between TEP and a syndicate of banks, dated as of April 30, 2008.
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement.
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
TRA	Transition Recovery Asset, a $450 million regulatory asset established in TEP’s 1999 Settlement Agreement that was fully recovered in 2008.
Tri-State	Tri-State Generation and Transmission Association.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities.
UED Credit Agreement	364-day credit agreement between UED and a bank, dated as of March 26, 2009, guaranteed by UniSource Energy.
UES	UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies (UNS Gas and UNS Electric) which acquired the Citizens’ Arizona gas and electric utility assets in 2003.
UniSource Credit Agreement	Amended and Restated Credit Agreement between UniSource Energy and a syndicate of banks, dated as of August 11, 2006.
UniSource Energy	UniSource Energy Corporation.
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens’ Arizona electric utility assets in 2003.
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens’ Arizona gas utility assets in 2003.
UNS Gas/UNS Electric Revolver	Revolving credit facility under the Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, UES as guarantor, and a syndicate of banks, dated as of August 11, 2006.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
UniSource Energy Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008, the condensed consolidated statement of changes in stockholders’ equity and comprehensive income for the six-month period ended June 30, 2009 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
August 5, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Tucson Electric Power Company:
We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008, the condensed consolidated statement of changes in stockholder’s equity and comprehensive income for the six-month period ended June 30, 2009, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
PricewaterhouseCoopers LLP
Phoenix, Arizona
August 5, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Six Months Ended
June 30,			June 30,
2009	2008		2009	2008
(Unaudited)			(Unaudited)
- Thousands of Dollars -			- Thousands of Dollars -
(Except Per Share Amounts)			(Except Per Share Amounts)
		Operating Revenues
$267,200	$248,753	Electric Retail Sales	$468,552	$447,293
—	(14,898)	Provision for Rate Refunds — CTC Revenue	—	(14,898)

267,200	233,855	Net Electric Retail Sales	468,552	432,395
27,950	77,456	Electric Wholesale Sales	63,246	129,825
24,661	29,740	Gas Revenue	82,963	95,170
17,973	19,271	Other Revenues	34,880	33,066

337,784	360,322	Total Operating Revenues	649,641	690,456

		Operating Expenses
69,047	75,982	Fuel	123,864	145,205
64,219	123,478	Purchased Energy	140,914	231,558
2,991	4,957	Transmission	5,251	8,621
3,618	(4,892)	Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	10,320	(11,231)

139,875	199,525	Total Fuel and Purchased Energy	280,349	374,153
78,929	70,670	Other Operations and Maintenance	163,882	138,160
47,527	36,281	Depreciation and Amortization	88,202	72,434
—	6,695	Amortization of Transition Recovery Asset	—	23,945
12,363	12,525	Taxes Other Than Income Taxes	24,818	25,120

278,694	325,696	Total Operating Expenses	557,251	633,812

59,090	34,626	Operating Income	92,390	56,644

		Other Income (Deductions)
4,823	3,039	Interest Income	6,921	6,204
13,878	2,699	Other Income	14,385	5,198
(695)	(2,291)	Other Expense	(1,228)	(2,882)

18,006	3,447	Total Other Income (Deductions)	20,078	8,520

		Interest Expense
14,719	18,175	Long-Term Debt	29,363	35,420
11,450	13,074	Interest on Capital Leases	24,258	26,151
961	582	Other Interest Expense	1,431	1,723
(619)	(1,628)	Interest Capitalized	(1,344)	(3,175)

26,511	30,203	Total Interest Expense	53,708	60,119

50,585	7,870	Income before Income Taxes	58,760	5,045
19,310	3,123	Income Tax Expense	22,566	2,913

$31,275	$4,747	Net Income	$36,194	$2,132

35,687	35,612	Weighted-average Shares of Common Stock Outstanding (000)	35,676	35,585

$0.88	$0.13	Basic Earnings per Share	$1.01	$0.06

$0.80	$0.13	Diluted Earnings per Share	$0.95	$0.06

$0.29	$0.24	Dividends Declared per Share	$0.58	$0.48

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
	- Thousands of Dollars -
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$499,791	$462,364
Cash Receipts from Electric Wholesale Sales	92,347	168,457
Cash Receipts from Gas Sales	109,245	120,351
Cash Receipts from Operating Springerville Unit 3 & 4	32,523	28,221
Income Tax Refunds Received	16,924	13,082
Interest Received	6,150	10,973
Performance Deposits Receipts	15,970	4
Sale of Excess Emission Allowances	24	1,494
Other Cash Receipts	6,730	7,471
Purchased Energy Costs Paid	(165,411)	(254,533)
Fuel Costs Paid	(121,318)	(135,114)
Payment of Other Operations and Maintenance Costs	(113,975)	(77,309)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(78,321)	(76,816)
Wages Paid, Net of Amounts Capitalized	(64,073)	(57,303)
Interest Paid, Net of Amounts Capitalized	(26,967)	(29,799)
Capital Lease Interest Paid	(23,802)	(27,980)
Performance Deposits Payments	(15,750)	—
Income Taxes Paid	—	(9,900)
Excess Tax Benefit from Stock Options Exercised	(469)	(594)
Other Cash Payments	(3,943)	(2,893)

Net Cash Flows — Operating Activities	165,675	140,176

Cash Flows from Investing Activities
Capital Expenditures	(177,255)	(189,375)
Deposit — Collateral Trust Bond Trustee	—	(133,111)
Payments for Investment in Springerville Lease Debt	(31,375)	—
Proceeds from Investment in Springerville Lease Debt	906	11,333
Return of Investment from Millennium’s Investment in Sabinas	5,000	816
Insurance Proceeds for Replacement Assets	4,279	2,500
Proceeds from the Sale of Land	—	537
Other Cash Receipts	—	4,040
Other Cash Payments	(973)	(765)

Net Cash Flows — Investing Activities	(199,418)	(304,025)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	96,000	167,000
Proceeds from Issuance of Short-Term Debt	30,000	—
Proceeds from Stock Options Exercised	988	1,861
Excess Tax Benefit from Stock Options Exercised	469	594
Other Cash Receipts	3,768	4,280
Proceeds from Issuance of Long-Term Debt	—	220,745
Repayments of Borrowings Under Revolving Credit Facilities	(60,000)	(122,000)
Payments of Capital Lease Obligations	(14,495)	(62,177)
Common Stock Dividends Paid	(20,664)	(17,000)
Repayment of Long-Term Debt	(3,000)	(13,000)
Payment of Debt Issue/Retirement Costs	(950)	(2,089)
Other Cash Payments	(675)	(1,581)

Net Cash Flows — Financing Activities	31,441	176,633

Net Increase (Decrease) in Cash and Cash Equivalents	(2,302)	12,784
Cash and Cash Equivalents, Beginning of Year	55,172	90,373

Cash and Cash Equivalents, End of Period	$52,870	$103,157

See Note 16 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$4,069,712	$3,870,493
Utility Plant under Capital Leases	720,628	702,337
Construction Work in Progress	121,741	171,996

Total Utility Plant	4,912,081	4,744,826
Less Accumulated Depreciation and Amortization	(1,609,871)	(1,580,308)
Less Accumulated Amortization of Capital Lease Assets	(562,935)	(546,825)

Total Utility Plant — Net	2,739,275	2,617,693

Investments and Other Property
Investments in Lease Debt and Equity	144,650	126,672
Other	64,616	64,096

Total Investments and Other Property	209,266	190,768

Current Assets
Cash and Cash Equivalents	52,870	55,172
Accounts Receivable — Retail and Other	70,017	74,288
Accounts Receivable — Wholesale	31,154	44,725
Unbilled Accounts Receivable	56,978	60,146
Allowance for Doubtful Accounts	(19,703)	(19,684)
Materials and Fuel Inventory	112,731	92,170
Energy Contracts — Derivative Instruments	4,055	3,437
Regulatory Assets — Derivative Instruments	52,150	38,276
Regulatory Assets — Other	23,787	23,299
Deferred Income Taxes — Current	36,213	61,398
Income Tax Receivable	—	12,720
Interest Receivable on Capital Lease Debt Investment	5,922	4,491
Collateral Posted for Derivative Contracts	13,900	14,120
Other	18,245	17,528

Total Current Assets	458,319	482,086

Regulatory and Other Assets
Income Taxes Recoverable through Future Revenues	19,294	19,814
Regulatory Assets — Pension and Other Postretirement Benefits	108,819	112,035
Regulatory Assets — Derivative Instruments	14,322	18,324
Regulatory Assets — Other	37,022	39,395
Energy Contracts — Derivative Instruments	3,802	3,113
Other Assets	26,072	26,339

Total Regulatory and Other Assets	209,331	219,020

Total Assets	$3,616,191	$3,509,567

See Notes to Condensed Consolidated Financial Statements.
(Continued)

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$697,747	$679,274
Capital Lease Obligations	504,633	513,517
Long-Term Debt	1,316,615	1,313,615

Total Capitalization	2,518,995	2,506,406

Current Liabilities
Current Obligations Under Capital Leases	31,695	18,334
Short-Term Borrowings	70,000	10,000
Current Maturities of Long-Term Debt	6,000	6,000
Accounts Payable	63,558	62,514
Accounts Payable — Purchased Power	38,570	49,146
Interest Accrued	30,730	43,440
Accrued Taxes Other than Income Taxes	36,546	36,746
Accrued Employee Expenses	21,278	26,859
Customer Deposits	24,044	22,656
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	37,764	25,665
Regulatory Liabilities — Other	20,522	8,161
Energy Contracts — Derivative Instruments	56,103	41,076
Income Tax Payable	2,499	—
Other	2,443	1,460

Total Current Liabilities	441,752	352,057

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	175,365	178,089
Regulatory Liabilities — Net Cost of Removal for Interim Retirements	173,387	151,796
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	38,799	44,469
Energy Contracts and Other Derivative Instruments	23,890	29,849
Pension and Other Postretirement Benefits	155,343	157,769
Customer Advances for Construction	32,734	31,062
Other	55,926	58,070

Total Deferred Credits and Other Liabilities	655,444	651,104

Commitments and Contingencies (Note 7)

Total Capitalization and Other Liabilities	$3,616,191	$3,509,567

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders’
	Outstanding*	Stock	Earnings	Loss	Equity
	(Unaudited)
	- Thousands of Dollars -

Balances at December 31, 2008	35,458	$687,360	$(1,231)	$(6,855)	$679,274

Comprehensive Income:
2009 Year-to-Date Net Income			36,194		36,194

Unrealized Gain on Cash Flow Hedges (net of $789 income taxes)				1,203	1,203

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $205 income taxes)				313	313

Employee Benefit Obligations Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $66 income taxes)				100	100

Total Comprehensive Income					37,810

Dividends Declared			(20,658)		(20,658)
Shares Issued under Deferred Compensation Plans	10	279			279
Shares Issued under Stock Compensation Plans — (net of shares redeemed for taxes)	184	1,042			1,042

Balances at June 30, 2009	35,652	$688,681	$14,305	$(5,239)	$697,747

*	UniSource Energy has 75 million authorized shares of Common Stock.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Three Months Ended			Six Months Ended
June 30,			June 30,
2009	2008		2009	2008
(Unaudited)			(Unaudited)
- Thousands of Dollars -			- Thousands of Dollars -
		Operating Revenues
$220,007	$205,486	Electric Retail Sales	$377,771	$367,408
—	(14,898)	Provision for Rate Refunds — CTC Revenue	—	(14,898)

220,007	190,588	Net Electric Retail Sales	377,771	352,510
31,985	82,582	Electric Wholesale Sales	69,743	134,895
19,552	20,971	Other Revenues	37,303	35,338

271,544	294,141	Total Operating Revenues	484,817	522,743

		Operating Expenses
65,038	74,006	Fuel	116,478	143,215
36,375	78,554	Purchased Power	59,417	110,776
1,259	2,430	Transmission	1,807	4,469
(3,634)	—	Increase (Decrease) to reflect PPFAC Recovery Treatment	(4,003)	—

99,038	154,990	Total Fuel and Purchased Energy	173,699	258,460
69,103	61,481	Other Operations and Maintenance	143,837	120,065
41,769	30,707	Depreciation and Amortization	76,820	61,997
—	6,695	Amortization of Transition Recovery Asset	—	23,945
10,040	10,516	Taxes Other Than Income Taxes	20,295	21,064

219,950	264,389	Total Operating Expenses	414,651	485,531

51,594	29,752	Operating Income	70,166	37,212

		Other Income (Deductions)
4,740	2,678	Interest Income	6,809	5,466
7,389	2,260	Other Income	7,977	4,018
(521)	(258)	Other Expense	(906)	(731)

11,608	4,680	Total Other Income (Deductions)	13,880	8,753

		Interest Expense
9,213	12,624	Long-Term Debt	18,404	24,337
11,446	13,070	Interest on Capital Leases	24,251	26,139
335	464	Other Interest Expense	683	1,469
(498)	(1,297)	Interest Capitalized	(1,132)	(2,352)

20,496	24,861	Total Interest Expense	42,206	49,593

42,706	9,571	Income (Loss) Before Income Taxes	41,840	(3,628)
16,199	3,806	Income Tax Expense (Benefit)	15,887	(530)

$26,507	$5,765	Net Income (Loss)	$25,953	$(3,098)

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
	- Thousands of Dollars -
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$398,128	$380,725
Cash Receipts from Electric Wholesale Sales	99,228	168,272
Cash Receipts from Operating Springerville Unit 3 & 4	32,523	28,221
Interest Received	5,926	9,921
Income Tax Refunds Received	10,423	11,484
Reimbursement of Affiliate Charges	10,993	6,814
Other Cash Receipts	3,875	3,569
Performance Deposit Receipts	1,500	—
Sale of Excess Emission Allowances	24	1,494
Fuel Costs Paid	(114,181)	(134,967)
Purchased Power Costs Paid	(73,459)	(119,557)
Payment of Other Operations and Maintenance Costs	(109,853)	(73,929)
Capital Lease Interest Paid	(23,796)	(27,966)
Wages Paid, Net of Amounts Capitalized	(50,926)	(45,448)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(55,617)	(55,782)
Interest Paid, Net of Amounts Capitalized	(16,154)	(19,598)
Perfomance Deposits Payments	(10,750)	—
Income Tax Paid	(4,059)	—
Other Cash Payments	(2,213)	(2,086)

Net Cash Flows — Operating Activities	101,612	131,167

Cash Flows from Investing Activities
Capital Expenditures	(151,367)	(155,531)
Deposit — Collateral Trust Bond Trustee	—	(133,111)
Payments for Investments in Springerville Lease Debt	(31,375)	—
Proceeds from Investments in Springerville Lease Debt	906	11,333
Insurance Proceeds for Replacement Assets	4,279	2,500
Proceeds from Sale of Land	—	537
Other Cash Receipts	—	4,040
Other Cash Payments	(407)	(699)

Net Cash Flows — Investing Activities	(177,964)	(270,931)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facility	73,000	120,000
Repayments of Borrowings Under Revolving Credit Facility	(43,000)	(110,000)
Equity Investment from UniSource Energy	30,000	—
Proceeds from Issuance of Long-Term Debt	—	220,745
Repayments of Long-Term Debt	—	(10,000)
Payments of Capital Lease Obligations	(14,447)	(62,137)
Other Cash Receipts	2,186	553
Payment of Debt Issue Costs	(13)	(2,073)
Other Cash Payments	(279)	(294)

Net Cash Flows — Financing Activities	47,447	156,794

Net Increase (Decrease) in Cash and Cash Equivalents	(28,905)	17,030
Cash and Cash Equivalents, Beginning of Year	33,275	26,610

Cash and Cash Equivalents, End of Period	$4,370	$43,640

See Note 16 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$3,525,348	$3,351,474
Utility Plant under Capital Leases	719,922	701,631
Construction Work in Progress	95,971	145,457

Total Utility Plant	4,341,241	4,198,562
Less Accumulated Depreciation and Amortization	(1,550,497)	(1,531,611)
Less Accumulated Amortization of Capital Lease Assets	(562,420)	(546,332)

Total Utility Plant — Net	2,228,324	2,120,619

Investments and Other Property
Investments in Lease Debt and Equity	144,650	126,672
Other	30,970	31,291

Total Investments and Other Property	175,620	157,963

Current Assets
Cash and Cash Equivalents	4,370	33,275
Accounts Receivable — Retail and Other	54,571	53,091
Accounts Receivable — Wholesale	30,875	44,610
Unbilled Accounts Receivable	45,422	33,554
Allowance for Doubtful Accounts	(17,262)	(17,135)
Accounts Receivable — Due from Affiliates	5,832	16,614
Materials and Fuel Inventory	100,752	81,067
Energy Contracts — Derivative Instruments	12,198	5,129
Regulatory Assets — Derivative Instruments	21,077	14,242
Regulatory Assets — Other	23,303	22,834
Deferred Income Taxes — Current	35,166	59,615
Interest Receivable on Capital Lease Debt Investment	5,922	4,491
Collateral Posted for Derivative Contracts	9,250	—
Other	16,595	16,089

Total Current Assets	348,071	367,476

Regulatory and Other Assets
Regulatory Assets — Pension and Other Postretirement Benefits	103,600	106,596
Regulatory Assets — Derivative Instruments	6,603	5,400
Regulatory Assets — Other	35,658	38,180
Income Taxes Recoverable through Future Revenues	19,294	19,814
Energy Contracts — Derivative Instruments	1,213	4,982
Other Assets	20,087	20,741

Total Regulatory and Other Assets	186,455	195,713

Total Assets	$2,938,470	$2,841,771

See Notes to Condensed Consolidated Financial Statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$641,175	$583,606
Capital Lease Obligations	504,536	513,370
Long-Term Debt	903,615	903,615

Total Capitalization	2,049,326	2,000,591

Current Liabilities
Current Obligations Under Capital Leases	31,592	18,231
Borrowing Under Revolving Credit Facility	40,000	10,000
Accounts Payable	56,687	56,001
Accounts Payable — Purchased Power	29,870	28,510
Accounts Payable — Due to Affiliates	3,274	3,610
Income Taxes Payable	3,078	2,057
Interest Accrued	23,235	35,828
Accrued Taxes Other than Income Taxes	30,121	27,679
Accrued Employee Expenses	18,785	23,990
Energy Contracts — Derivative Instruments	33,183	18,737
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	12,050	14,310
Regulatory Liabilities — Other	18,409	7,083
Other	18,662	17,106

Total Current Liabilities	318,946	263,142

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	166,009	180,098
Regulatory Liabilities — Net Cost of Removal for Interim Retirements	142,265	122,037
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	38,799	44,469
Energy Contracts and Other Derivative Instruments	13,582	18,794
Pension and Other Postretirement Benefits	147,144	149,955
Other	62,399	62,685

Total Deferred Credits and Other Liabilities	570,198	578,038

Commitments and Contingencies (Note 7)

Total Capitalization and Other Liabilities	$2,938,470	$2,841,771

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder’s
	Stock	Expense	Deficit	Loss	Equity
	(Unaudited)
	- Thousands of Dollars -

Balances at December 31, 2008	$813,971	$(6,357)	$(217,153)	$(6,855)	$583,606

Comprehensive Income:
2009 Year-to-Date Net Income			25,953		25,953

Unrealized Gain on Cash Flow Hedges (net of $789 income taxes)				1,203	1,203

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $205 income taxes)				313	313

Employee Benefit Obligations Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $66 income taxes)				100	100

Total Comprehensive Income					27,569

Capital Contribution from UniSource Energy	30,000				30,000

Balances at June 30, 2009	$843,971	$(6,357)	$(191,200)	$(5,239)	$641,175

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
NOTE 1. NATURE OF OPERATIONS AND BASIS OF ACCOUNTING PRESENTATION
UniSource Energy Corporation (UniSource Energy or UNS) is a holding company that has no significant operations of its own. Operations are conducted by UniSource Energy’s subsidiaries, each of which is a separate legal entity with its own assets and liabilities. UniSource Energy owns the common stock of Tucson Electric Power Company (TEP), UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium) and UniSource Energy Development Company (UED).
TEP, a regulated public utility, is UniSource Energy’s largest operating subsidiary and represented approximately 81% of UniSource Energy’s assets as of June 30, 2009. TEP generates, transmits and distributes electricity to approximately 401,000 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the Western U.S. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State).
UES holds the common stock of UNS Gas, Inc. (UNS Gas or UNSG) and UNS Electric, Inc. (UNS Electric or UNSE). UNS Gas is a gas distribution company with 145,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in Northern Arizona, as well as Santa Cruz County in Southeast Arizona. UNS Electric is an electric transmission and distribution company with approximately 90,000 retail customers in Mohave and Santa Cruz counties.
Millennium invests in unregulated businesses. In June 2009, Millennium sold its 50% equity interest in Carboelectrica Sabinas, S. de R.L. de C.V. See Note 14.
In May 2008, UED completed the development of the Black Mountain Generating Station (BMGS), a 90 MW gas turbine generating facility in Northern Arizona and, through a five-year power sale agreement (PPA), is providing energy to UNS Electric.
References to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.
The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the Securities and Exchange Commission’s (SEC) interim reporting requirements which do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for audited annual financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for audited annual financial statements. This quarterly report should be reviewed in conjunction with UniSource Energy and TEP’s 2008 Annual Report on Form 10-K. UniSource Energy and TEP have evaluated all subsequent events through the financial statements’ issuance date.
Weather, among other factors, causes seasonal fluctuations in TEP, UNS Gas and UNS Electric’s sales; therefore, quarterly results are not indicative of annual operating results.
RECLASSIFICATIONS AND OTHER ADJUSTMENTS
In 2006, we recorded an investment in 14.14% of Springerville Unit 1 lease equity transaction as a lease restructuring. We have subsequently determined that the transaction was best characterized as a purchase of an interest in a trust accounted using equity method accounting. As a result, TEP recorded a net increase to the income statement of $0.6 million, before tax. The net adjustment recorded in June 2009 included additional depreciation expense of $4 million; a reduction of interest expense on capital leases of $2 million; and $3 million of equity in earnings which is included in Other Income on the income statement.
In addition, TEP recorded approximately $1 million ($0.6 million after-tax) of additional depreciation for plant improvements that should have been recorded prior to 2009. TEP also recorded an after-tax gain of $1.5 million related to proceeds from a company owned life insurance policy that should have been recorded prior to 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
TEP 2008 Rate Order
In the TEP 2008 Rate Order, the Arizona Corporation Commission (ACC) granted TEP a Purchased Power and Fuel Adjustment Clause (PPFAC) which allows recovery of actual fuel and purchased power costs, including demand charges, transmission costs, and prudent settlement costs of contracts for hedging fuel and purchased power costs. UNS Electric has a similar PPFAC mechanism described in Note 2. UNS Gas has a Purchased Gas Adjuster (PGA) mechanism which allows UNS Gas to recover its actual commodity costs, including transportation. See Note 2.
To provide more information regarding the components of the PPFAC/PGA and to be comparable with the 2009 presentation, UniSource Energy and TEP made the following reclassifications to the statements of income for the quarter and the six-month period ended June 30, 2008:
•	For the quarter ended June 30, 2008, UniSource Energy and TEP reclassified Transmission expenses of $5 million and $2 million, respectively, from Other Operations and Maintenance to Transmission, a component of Total Fuel and Purchased Energy. For the six-month period ended June 30,2008, UniSource Energy and TEP reclassified Transmission expenses of $9 million and $4 million from Other Operations and Maintenance to Transmission, a component of Total Fuel and Purchased Energy;

•	For the quarter ended June 30, 2008, UniSource Energy and TEP reclassified capital lease expenses of $1 million from Interest on Capital Leases to Fuel. For the six-month period ended June 30,2008, UniSource Energy and TEP reclassified capital lease expenses of $2 million from Interest on Capital Leases to Fuel; and

•	For the three and six-months ended June 30, 2008, UniSource Energy reclassified $5 million and $11 million, respectively, of over-recovered PPFAC and PGA expenses from Purchased Energy, Transmission, and Fuel to Increase (Decrease) to reflect PPFAC (or PGA) Recovery Treatment, a component of Total Fuel and Purchased Energy.
These reclassifications had no effect on Net Income.
Other Reclassifications
In addition, for the three and six-months ended June 30, 2008, UniSource Energy and TEP reclassified REST and DSM revenue of $0.5 million from Other Revenue to Electric Retail Sales. These reclassifications had no effect on Net Income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
NOTE 2. REGULATORY MATTERS
ACCOUNTING FOR RATE REGULATION
TEP, UNS Gas and UNS Electric generally use the same accounting policies and practices used by unregulated companies. However, sometimes regulatory accounting requires rate-regulated companies to apply special accounting treatment to show the effect of rate-regulation. For example, the ACC may not allow TEP, UNS Gas or UNS Electric to currently charge their customers to recover certain expenses, but instead may require that they charge these expenses to customers in the future. In this situation, TEP, UNS Gas and UNS Electric defer these items and show them as regulatory assets on the balance sheet until they are allowed to charge their customers. TEP, UNS Gas and UNS Electric then amortize these items as expenses as they recover these charges from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.
The conditions a rate-regulated company must satisfy to apply regulatory accounting policies and practices include:
•	an independent regulator sets rates;

•	the regulator sets the rates to recover the specific costs of providing service; and

•	the service territory lacks competitive pressures to reduce rates below the rates set by the regulator.
TEP 2008 Rate Order
The 2008 TEP Rate Order, issued by the ACC and effective December 1, 2008, provides for a cost of service rate methodology for TEP’s generation assets; an average base rate increase of 6% over TEP’s previous retail rates; a fuel rate included in base rates of 2.9 cents per kilowatt-hour (kWh); a PPFAC (defined below) effective January 1, 2009; a base rate increase moratorium through January 1, 2013; and a waiver of any claims under the 1999 Settlement Agreement.
As a result of the 2008 TEP Rate Order, TEP reapplied regulatory accounting to its generation operations. In addition, in December 2008, TEP began deferring its mark-to-market adjustments for derivative instruments that are expected to be recovered through the PPFAC as either regulatory assets or regulatory liabilities.
Purchased Power and Fuel Adjustment Clause (PPFAC)
The TEP PPFAC became effective January 1, 2009. The PPFAC allows recovery of fuel and purchased power costs incurred to provide service to retail customers, including demand charges, transmission costs, and the prudent costs of contracts for hedging fuel and purchased power costs. The PPFAC consists of a forward component and a true-up component.
•	The forward component of 0.18 cents per kWh became effective on April 1, 2009, and will be updated each year. The forward component is based on the forecasted fuel and purchased power costs for the twelve-month period from April 1 to March 31 the following year, less the base cost of fuel and purchased power of approximately 2.9 cents per kWh, which is embedded in base rates.

•	The true-up component will reconcile any over/under collected amounts from the preceding twelve-month period and will be credited to or recovered from customers in the subsequent year.
TEP credited Fixed CTC revenue to be refunded ($58 million collected from May 2008 to November 30, 2008) to customers as an offset to the PPFAC rate. This credit will offset the forward and true-up components of the PPFAC, resulting in a PPFAC charge of zero until the Fixed CTC revenue to be refunded is fully credited, which is expected to occur over the next 36 to 48 months beginning April 1, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
The following table shows the balance of Regulatory Liabilities – (Over-) Under-Recovered Purchased Energy Costs:

	June 30,	December 31,
	2009	2008
	-Millions of Dollars-
Fixed CTC Revenue to be Refunded within the next 12 months; Included in Current Liabilities	$(12)	$(14)

Under-Recovered Purchased Energy Costs – Regulatory Basis as Billed to Customers	$18	$—
Estimated Purchased Energy Costs Recovered through Accrued Unbilled Revenues	(14)	—
Fixed CTC Revenue to be Refunded	(43)	(44)

Total Included in Deferred Credits and Other Liabilities	$(39)	$(44)

For the purposes of reconciling fuel and purchased power to PPFAC revenues, including the credited forward component, TEP will credit the allocable retail portion of the following against the PPFAC eligible costs: 100% of short-term wholesale revenues; 10% of the annual profit on trading activity; and 50% of the revenues from the sales of SO2 emission allowances.
UNS GAS RATES AND REGULATION
2008 General Rate Case Filing
In November 2008, UNS Gas filed a general rate case with the ACC (on a cost of service basis) requesting a total rate increase of 6% to cover a revenue deficiency of $10 million. The case uses a June 30, 2008, test year. UNS Gas expects the ACC to rule on its rate case in the fourth quarter of 2009.
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
Based on current projections of gas prices, UNS Gas believes that it will recover its gas costs in a timely manner. However, changes in the market price for gas, sales volumes and surcharge amount could significantly change the PGA bank balance in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
The following table shows the balance of (Over-) Under-Recovered Purchased Gas Costs:

	June 30,	December 31,
	2009	2008
	-Millions of Dollars-
(Over-) Under-Recovered Purchased Gas Costs – Regulatory Basis as Billed to Customers	$(8)	$5
Estimated Purchased Gas Costs Recovered through Accrued Unbilled Revenues	(2)	(10)

(Over-)Recovered Purchased Gas Costs (PGA) Included as a Current Regulatory Liability	$(10)	$(5)

UNS ELECTRIC RATES AND REGULATION
2009 General Rate Case Filing
In April 2009, UNS Electric filed a general rate case with the ACC (on a cost of service basis) requesting a total rate increase of 7.4% to cover a revenue deficiency of $13.5 million. The case uses a December 31, 2008, test year. UNS Electric expects the ACC to rule on its rate case in 2010.
Purchased Power and Fuel Adjustment Clause (PPFAC)
UNS Electric’s retail rates include a PPFAC, which allows for a separate surcharge or surcredit to the base rate for delivered purchased power to collect or return under- or over-recovered costs. Allowable PPFAC costs include fuel, purchased power (less proceeds from most wholesale sales) and transmission costs. The PPFAC approved in UNS Electric’s last rate case in May 2008, allows recovery of fuel and purchased power costs incurred to provide service to retail customers, including demand charges and the prudent costs of contracts for hedging fuel and purchased power costs.
The PPFAC mechanism has a forward component and a true-up component. The forward component of the PPFAC rate is based on the difference between forecasted fuel and purchased power costs and the base cost of fuel and purchased power included in base rates. The true-up component reconciles the previous year’s actual fuel and purchased power costs with the amounts collected through base and PPFAC rates and credits or recovers that amount to or from customers in the subsequent PPFAC year. The PPFAC rate will be updated on June 1 of each year, beginning June 1, 2009.
On June 1, 2009, a PPFAC credit of approximately 1.06 cents per kWh took effect. The PPFAC rate from June 1, 2008, to May 31, 2009, was a charge of approximately 1.5 cents per kWh. Base rates of approximately 7.1 cents per kWh have been in effect since June 1, 2008. The retail rates prior to June 2008, included a charge for fuel and purchased power of approximately 7 cents per kWh (base rate recovery of 5.2 cents per kWh and a transmission surcharge of 1.8 cents per kWh).
The following table shows the balance of over-recovered purchased power costs:

	June 30,	December 31,
	2009	2008
	-Millions of Dollars-
(Over-)Recovered Purchased Power Costs – Regulatory Basis as Billed to Customers	$(11)	$—
Estimated Purchased Power Costs Recovered through Accrued Unbilled Revenues	(5)	(7)

(Over-)Recovered Purchased Power Costs (PPFAC) Included as a Current Regulatory Liability	$(16)	$(7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
FUTURE IMPLICATIONS OF DISCONTINUING REGULATORY ACCOUNTING
UniSource Energy and TEP regularly assess whether they can continue to apply regulatory accounting to operations. If they stopped applying regulatory accounting, they would write-off the related balances of their regulatory assets as an expense and would write-off their regulatory liabilities as income on their income statement. Based on the regulatory asset and liability balances, if TEP, UNS Gas and UNS Electric had stopped applying regulatory accounting, they would have recorded an extraordinary after-tax gain in the statements of income of $64 million, $11 million and $1 million, respectively, and an after-tax loss in Accumulated Other Comprehensive Income (AOCI) of $63 million, $2 million and $2 million, respectively, at June 30, 2009. Discontinuing regulatory accounting would not affect any of the companies’ cash flows.
NOTE 3. BUSINESS SEGMENTS
Based on the way we organize our operations and evaluate performance, we have three reportable segments:
(1)	TEP, a vertically integrated electric utility business, is UniSource Energy’s largest subsidiary.

(2)	UNSG is a regulated gas distribution utility business.

(3)	UNSE is a regulated electric distribution utility business.
The UniSource Energy, UES and MEH holding companies, UED, and several other subsidiaries and equity investments, which are not considered reportable segments, are included in Other. Through affiliates, MEH holds investments in several unregulated energy and emerging technology companies. UED develops generating resources and performs other project development activities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
Reconciling adjustments consist of the elimination of intersegment revenue which was due to the following transactions:

	Reportable Segments				UniSource	UniSource
		UNS	UNS		Energy	Energy
	TEP	Gas	Electric	Other	Eliminations	Consolidated
	-Millions of Dollars-
Intersegment Revenue
Three Months Ended June 30, 2009:
Wholesale Sales — TEP to UNSE	$5	$—	$—	$—	$(5)	$—
Wholesale Sales — UNSE to TEP	—	—	1	—	(1)	—
Wholesale Sales – UED to UNSE	—	—	—	3	(3)	—
Gas Revenue – UNSG to UNSE & UED	—	1	—	—	(1)	—
Other Revenue – TEP to Affiliates(1)	2	—	—	—	(2)	—
Other Revenue – MEH to TEP & UNSE(2)	—	—	—	4	(4)	—
Other Revenue – TEP to UNSE(3)	1	—	—	—	(1)	—

Total Intersegment Revenue	$8	$1	$1	$7	$(17)	$—

Three Months Ended June 30, 2008:
Wholesale Sales — TEP to UNSE	$5	$—	$—	$—	$(5)	$—
Wholesale Sales — UNSE to TEP	—	—	2	—	(2)	—
Wholesale Sales – UED to UNSE	—	—	—	1	(1)	—
Gas Revenue – UNSG to UNSE & UED	—	2	—	—	(2)	—
Other Revenue – TEP to Affiliates(1)	2	—	—	—	(2)	—
Other Revenue — MEH to TEP & UNSE(2)	—	—	—	5	(5)	—
Other Revenue – TEP to UNSE(3)	1	—	—	—	(1)	—

Total Intersegment Revenue	$8	$2	$2	$6	$(18)	$—

Six Months Ended June 30, 2009:
Wholesale Sales — TEP to UNSE	$7	$—	$—	$—	$(7)	$—
Wholesale Sales — UNSE to TEP	—	—	2	—	(2)	—
Wholesale Sales – UED to UNSE	—	—	—	6	(6)	—
Gas Revenue – UNSG to UNSE & UED	—	2	—	—	(2)	—
Other Revenue – TEP to Affiliates(1)	4	—	—	—	(4)	—
Other Revenue — MEH to TEP & UNSE(2)	—	—	—	8	(8)	—
Other Revenue – TEP to UNSE(3)	1	—	—	—	(1)	—

Total Intersegment Revenue	$12	$2	$2	$14	$(30)	$—

Six Months Ended June 30, 2008:
Wholesale Sales — TEP to UNSE	$6	$—	$—	$—	$(6)	$—
Wholesale Sales — UNSE to TEP	—	—	2	—	(2)	—
Wholesale Sales – UED to UNSE	—	—	—	1	(1)	—
Gas Revenue – UNSG to UNSE & UED	—	2	—	—	(2)	—
Other Revenue – TEP to Affiliates(1)	4	—	—	—	(4)	—
Other Revenue — MEH to TEP & UNSE(2)	—	—	—	7	(7)	—
Other Revenue – TEP to UNSE(3)	1	—	—	—	(1)	—

Total Intersegment Revenue	$11	$2	$2	$8	$(23)	$—

(1)	TEP provides corporate services including finance, accounting, tax and information technology services to UniSource Energy and its subsidiaries.

(2)	A Millennium subsidiary provides a supplemental workforce and meter reading services to TEP and UNS Electric.

(3)	TEP provides energy scheduling services to UNS Electric.
Other significant reconciling adjustments include the elimination of intercompany interest between UniSource Energy and UED, the elimination of investments in subsidiaries held by UniSource Energy and reclassifications of deferred tax assets and liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments					UniSource
		UNS	UNS		Reconciling	Energy
	TEP	Gas	Electric	Other	Adjustments	Consolidated
	-Millions of Dollars-
Income Statement
Three Months Ended June 30, 2009:
Operating Revenues — External	$264	$26	$48	$—	$—	$338
Operating Revenues — Intersegment	8	1	1	7	(17)	—
Income (Loss) Before Income Taxes	43	—	3	5	—	51
Net Income (Loss)	27	—	2	3	(1)	31

Three Months Ended June 30, 2008:
Operating Revenues — External	$286	$30	$44	$—	$—	$360
Operating Revenues — Intersegment	8	2	2	6	(18)	—
Income (Loss) Before Income Taxes	10	—	1	(3)	—	8
Net Income (Loss)	6	—	1	(2)	—	5

Six Months Ended June 30, 2009:
Operating Revenues — External	$473	$85	$92	$—	$—	$650
Operating Revenues — Intersegment	12	2	2	14	(30)	—
Income (Loss) Before Income Taxes	42	8	4	5	—	59
Net Income (Loss)	26	5	2	3	—	36

Six Months Ended June 30, 2008:
Operating Revenues — External	$512	$97	$81	$—	$—	$690
Operating Revenues — Intersegment	11	2	2	8	(23)	—
Income (Loss) Before Income Taxes	(4)	11	2	(4)	—	5
Net Income (Loss)	(3)	7	1	(3)	—	2

Balance Sheet
Total Assets, June 30, 2009	$2,938	$295	$298	$1,084	$(999)	$3,616
Total Assets, December 31, 2008	2,842	294	285	1,061	(972)	3,510

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
NOTE 4. DEBT, CREDIT FACILITIES AND CAPITAL LEASE OBLIGATIONS
UNS CREDIT AGREEMENT
The UniSource Credit Agreement has a leverage ratio financial covenant which is calculated as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), and cannot exceed a specified level. In February 2009, the leverage ratio was amended to allow additional debt to EBITDA. As of June 30, 2009, UniSource Energy was in compliance with the terms of its credit agreement.
UniSource Energy had the following balances outstanding under its credit agreement:

		Long-
	Current	Term		Current	Long-
	Liabilities	Debt	Total	Liabilities	Term Debt	Total
	-Millions of Dollars-
	June 30, 2009			December 31, 2008
Revolver	$—	$57	$57	$—	$43	$43

Term Loan	6	6	12	6	9	15

On August 4, 2009, UniSource Energy had $65 million in borrowings outstanding under its revolving credit facility.
TEP CAPITAL LEASE OBLIGATIONS
Investments in Springerville Lease Debt
In March 2009, TEP purchased $31 million of Springerville Unit 1 lease debt which included a premium that will be amortized over the remaining term of the lease. The investment appears on the balance sheet as Investments in Lease Debt and Equity.
TEP CREDIT AGREEMENT
At June 30, 2009, TEP had $40 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit agreement. The letters of credit were issued to provide credit enhancements for energy purchase contracts and hedging activities. As of December 31, 2008, TEP had $10 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit facility. On August 4, 2009, TEP had $49 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit facility. The revolving loan balances are included in Current Liabilities in the UniSource Energy and TEP balance sheets.
UNS GAS/UNS ELECTRIC REVOLVING CREDIT AGREEMENT
The borrowings under the UNS Gas/UNS Electric Revolver were as follows:

	UNS	UNS	UNS	UNS
	Gas	Electric	Gas	Electric
	-Millions of Dollars-
	June 30, 2009		December 31, 2008
Balance on the Revolver	$—	$—	$—	$8

Outstanding Letters of Credit	—	12	10	7

At December 31, 2008, UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver were excluded from Current Liabilities and presented as Long-Term Debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
UED SHORT-TERM BORROWINGS
In March 2009, UED entered into a 364-day, $30 million senior secured term loan facility. The loan is guaranteed by UniSource Energy and is secured by a lien of substantially all the assets of UED, including the BMGS and an assignment of UED’s PPA with UNS Electric. UED has the option of paying interest on the loan facility at LIBOR plus 3% or an alternative base rate plus 2%. The alternative base rate is the greater of federal funds plus 0.5%, the agent bank’s reference rate or one-month LIBOR plus 1%. UED paid $1 million in debt issuance costs which are being amortized over 1 year, the term of the loan. UED used the proceeds of the loan to pay a dividend of $30 million to UniSource Energy. In July 2009, UED repaid $2 million under its term loan facility.
NOTE 5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND HEDGING ACTIVITIES
RISKS AND OVERVIEW
TEP, UNS Gas and UNS Electric are exposed to energy price risk associated with their gas and purchased power requirements, volumetric risk associated with their seasonal load and operational risk associated with their power plants, transmission and transportation systems. The energy price risk is mitigated through the PPFAC and PGA mechanisms which provide an adjustment to TEP, UNS Gas and UNS Electric’s retail rates to recover the actual costs of purchased power, gas, transmission and transportation. TEP, UNS Gas and UNS Electric further reduce their energy price risk through a variety of derivative and non-derivative instruments. The objectives for entering into such contracts include: creating price stability for TEP, UNS Gas and UNS Electric; to ensure TEP, UNS Gas and UNS Electric can meet their load and reserve requirements; and reducing TEP, UNS Gas and UNS Electric’s exposure to price volatility that may result from delayed recovery under the PPFAC or PGA. While current procurement methodologies allow TEP, UNS Gas and UNS Electric to recover electric and gas procurement costs from customers, future regulatory structures could change, potentially impacting the recoverability of electric and gas procurement costs. See Note 2 for further information regarding regulatory matters.
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
CASH FLOW HEDGES
TEP hedges the cash flow risk associated with unfavorable changes in the variable interest rates related to LIBOR on the Springerville Common Facilities Lease. TEP entered into swaps that converted approximately $30 million and $35 million of variable rate lease debt payments for the Springerville Common Facilities Lease to a fixed rate from May 2009 through July 1, 2014, and June 2006 through January 2, 2020, respectively. In addition, TEP hedges the cash flow risk associated with a six-year power supply agreement using a six-year power purchase swap agreement. TEP accounts for cash flow hedges as follows:
•	Changes in the fair value of TEP’s interest rate swaps and TEP’s six-year power purchase swap agreement are recorded in AOCI;

•	When TEP determines a contract is no longer effective in offsetting the changes in cash flow of a hedged item, TEP recognizes the changes in fair value in earnings. The gains and losses at that time remain in AOCI and are reclassified into earnings as the underlying hedged transaction occurs.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
MARK-TO-MARKET
•	TEP

TEP non-trading hedges, such as forward power purchase contracts indexed to gas, short-term forward power sales contracts, or call and put options (gas collars), that did not qualify for cash flow hedge accounting treatment or did not qualify for the normal scope exception, are considered mark-to-market transactions. TEP hedges a portion of its monthly natural gas exposure for natural gas purchased for plant fuel, gas-indexed purchased power and spot market purchases with fixed price contracts for a maximum of three years. Beginning in December 2008, as a result of the 2008 TEP Rate Order, which permits recovery in the PPFAC of hedging transactions, unrealized gains and losses are recorded as either a regulatory asset or regulatory liability only to the extent they qualify for recovery under the PPFAC mechanism.

TEP enters into certain energy-related derivatives for trading purposes which are forward power purchase and sale contracts entered into purely to profit from market price changes. As unrealized gains and losses resulting from changes in the market prices of trading derivatives are not recoverable in the PPFAC, unrealized gains and losses are recorded in the income statement in Electric Wholesale Sales. The net trading activities represent a very small portion (less than 1%) of TEP’s revenue from wholesale sales.

•	UNS Electric

As a result of the expiration, in May 2008, of the fixed price full-requirements supply agreement with PWMT, UNSE began hedging a portion of its purchased power exposure to fixed price and natural gas-indexed contracts with forward power purchases or financial gas swaps. In April 2009, UNS Electric also began using call and put options, creating price stability and reducing exposure to price volatility that may result in delayed recovery under the PPFAC.

•	UNS Gas

UNS Gas enters into derivatives such as forward gas purchases and gas swaps, creating price stability and reducing exposure to natural gas price volatility that may result in delayed recovery under the PGA. Beginning in December 2008, unrealized gains and losses are recorded as either a regulatory asset or regulatory liability, as the UNS Gas PGA mechanism permits the recovery of the prudent cost of hedging contracts.
NORMAL PURCHASE AND NORMAL SALE
UNS Gas, UNS Electric and TEP entered into forward energy purchase and sales contracts, including call options, to support the current load forecast and contracts entered into with a counterparty with load serving requirements or generating capacity. These contracts are not required to be marked-to-market and are accounted for on an accrual basis. On an ongoing basis we evaluate our counterparties for non-performance risk to ensure it does not impact our ability to obtain the normal scope exception.
2008 ACCOUNTING SUMMARY
For the three and six months ended June 30, 2008, we recorded unrealized gains and losses on derivative instruments as follows:
•	TEP’s interest rate swaps, TEP’s forward contracts to sell excess capacity, and TEP and UNS Gas’ forward gas swaps were recorded in AOCI;

•	TEP’s non-trading hedges such as forward power purchase contracts indexed to gas, and TEP’s forward purchase and sale trading contracts were recorded in the income statement; and

•	All other commodity contracts were reflected on the balance sheet as either regulatory assets or regulatory liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
Financial Impact of Derivatives
The net unrealized gains and losses on derivative activities reported in AOCI were as follows:

	UniSource Energy
	Three Months		Six Months
Cash Flow Hedges — Unrealized Gains (Losses)	Ended June 30,		Ended June 30,
Recorded to AOCI	2009	2008	2009	2008
	-Millions of Dollars-

Forward Power Sales	$—	$(1)	$—	$(3)
Gas Price Swaps	—	22	—	35
Interest Rate Swaps	2	2	2	—

Total Pre-Tax Unrealized Gain (Loss)	$2	$23	$2	$32

After-Tax Unrealized Gain (Loss) Recorded in AOCI	$1	$14	$1	$19

Unrealized (Gain) Loss Reclassified to Net Income
Forward Power Sales	$—	$1	$—	$1
Gas Price Swaps	—	(4)	—	(4)

Total Pre-Tax Unrealized (Gain) Loss	$—	$(3)	$—	$(3)

After-Tax Unrealized (Gain) Loss Reclassified to Net Income	$—	$(2)	$—	$(2)

	TEP
	Three Months		Six Months
Cash Flow Hedges — Unrealized Gains (Losses)	Ended June 30,		Ended June 30,
Recorded to AOCI	2009	2008	2009	2008
	-Millions of Dollars-

Forward Power Sales	$—	$(1)	$—	$(3)
Gas Price Swaps	—	16	—	28
Interest Rate Swaps	2	2	2	—

Total Pre-Tax Unrealized Gain (Loss)	$2	$17	$2	$25

After-Tax Unrealized Gain (Loss) Recorded in AOCI	$1	$10	$1	$15

Unrealized (Gain) Loss Reclassified to Net Income
Forward Power Sales	$—	$1	$—	$1
Gas Price Swaps	—	(4)	—	(4)

Total Pre-Tax Unrealized (Gain) Loss	$—	$(3)	$—	$(3)

After-Tax Unrealized (Gain) Loss Reclassified to Net Income	$—	$(2)	$—	$(2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
The net unrealized gains and losses from Mark-to-Market derivative activities recorded in the income statement were as follows:

	UniSource Energy
	Three Months		Six Months
Mark-to-Market Transactions — Unrealized Gains (Losses)	Ended June 30,		Ended June 30,
Recorded in Earnings	2009	2008	2009	2008
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales(1)	$—	$(10)	$—	$(15)
Forward Power Purchases(1)	—	10	—	14
Forward Power Purchases Recorded in Purchased Energy	—	—	—	(3)
Forward Gas Price Swaps Recorded in Fuel	—	4	—	5

Total Pre-Tax Unrealized Gains (Losses)	$—	$4	$—	$1

	TEP
	Three Months		Six Months
Mark-to-Market Transactions — Unrealized Gains (Losses)	Ended June 30,		Ended June 30,
Recorded in Earnings	2009	2008	2009	2008
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales(1)	$(1)	$(10)	$3	$(15)
Forward Power Purchases(1)	1	10	(3)	14
Forward Power Purchases Recorded in Purchased Energy	—	—	—	(3)
Forward Gas Price Swaps Recorded in Fuel	—	4	—	5

Total Pre-Tax Unrealized Gains (Losses)	$—	$4	$—	$1

(1)	TEP’s 2009 unrealized gains and losses are with an affiliate counterparty and therefore are eliminated in the UniSource Energy financial statements.
The net unrealized gains and losses from Mark-to-Market derivative activities recorded in regulatory assets or regulatory liabilities were as follows:

	UniSource Energy
	Three Months		Six Months
Mark-to-Market Transactions — Increase (Decrease)	Ended June 30,		Ended June 30,
Recorded in Regulatory Accounts on the Balance Sheet	2009	2008	2009	2008
	-Millions of Dollars-
Recorded in Current Regulatory Assets – Derivatives:
Gas Swaps	$7	$—	$(7)	$1
Gas Collars	(1)	—	(1)	—
Power Purchases	1	—	(6)	—
Recorded in Current Regulatory Liabilities – Derivatives:
Gas Swaps	—	4	—	6
Power Purchases	—	11	—	21
Recorded in Other Regulatory Assets – Derivatives:
Gas Swaps	5	—	3	—
Power Purchases	3	—	1	—
Recorded in Other Regulatory Liabilities – Derivatives:
Gas Swaps	—	3	—	4
Power Purchases	—	1	—	3

Total Increase (Decrease)	$15	$19	$(10)	$35

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited

	TEP
	Three Months		Six Months
Mark-to-Market Transactions — Increase (Decrease)	Ended June 30,		Ended June 30,
Recorded in Regulatory Accounts on the Balance Sheet	2009	2008	2009	2008
	-Millions of Dollars-
Recorded in Current Regulatory Assets – Derivatives:
Gas Swaps	$5	$—	$(6)	$—
Gas Collars	(1)	—	(1)	—
Recorded in Other Regulatory Assets – Derivatives:
Gas Swaps	2	—	1	—
Power Purchases	—	—	(2)	—

Total Increase (Decrease)	$6	$—	$(8)	$—

The settlement of forward power purchase and sales contracts that do not result in physical delivery were as follows:

	UniSource Energy and TEP
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$9	$3	$12	$12
Forward Power Purchases	(9)	(3)	(12)	(13)

Total Sales and Purchases Not Resulting in Physical Delivery	$—	$—	$—	$(1)

The fair value of derivative assets and liabilities were as follows:

	UniSource Energy
	June 30, 2009
	Current	Current	Noncurrent	Noncurrent
	Assets	Liabilities	Assets	Liabilities	Total
	-Millions of Dollars-
Gas Swaps	$1	$(36)	$1	$(9)	$(43)
Power Purchases	3	(19)	2	(5)	(19)
Gas Collars	—	(1)	—	—	(1)
Power Options	—	—	—	(4)	(4)
Power Purchases – Cash Flow Hedge	—	—	1	—	1
Interest Rate Swaps – Cash Flow Hedge	—	—	—	(6)	(6)

	$4	$(56)	$4	$(24)	$(72)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited

	UniSource Energy
	December 31, 2008
	Current	Current	Noncurrent	Noncurrent
	Assets	Liabilities	Assets	Liabilities	Total
	-Millions of Dollars-
Gas Swaps	$—	$(28)	$—	$(12)	$(40)
Power Purchases	3	(13)	2	(7)	(15)
Power Options	—	—	1	(3)	(2)
Interest Rate Swaps – Cash Flow Hedge	—	—	—	(8)	(8)

	$3	$(41)	$3	$(30)	$(65)

	TEP
	June 30, 2009
	Current	Current	Noncurrent	Noncurrent
	Assets	Liabilities	Assets	Liabilities	Total
	-Millions of Dollars-
Gas Swaps	$—	$(20)	$—	$(4)	$(24)
Power Purchases	2	(2)	—	—	—
Gas Collars	—	(1)	—	—	(1)
Power Options	—	—	—	(4)	(4)
Power Purchases – Cash Flow Hedge	—	—	1	—	1
Interest Rate Swaps – Cash Flow Hedge	—	—	—	(6)	(6)
Power – Trading(1)	10	(10)	—	—	—

	$12	$(33)	$1	$(14)	$(34)

	TEP
	December 31, 2008
	Current	Current	Noncurrent	Noncurrent
	Assets	Liabilities	Assets	Liabilities	Total
	-Millions of Dollars-
Gas Swaps	$—	$(14)	$—	$(4)	$(18)
Power Purchases	1	(1)	—	—	—
Power Options	—	—	1	(3)	(2)
Interest Rate Swaps – Cash Flow Hedge	—	—	—	(8)	(8)
Power – Trading	4	(4)	4	(4)	—

	$5	$(19)	$5	$(19)	$(28)

(1)	TEP’s 2009 power trading balances are with an affiliate counterparty and therefore are eliminated in the UniSource Energy financial statements.
As cash collateral is disclosed separately in the balance sheet, the above balances exclude any cash collateral posted with counterparties.
At June 30, 2009, TEP had contracts that will settle through the third quarter of 2015; UNS Electric had contracts that will settle through the fourth quarter of 2013; and UNS Gas had contracts that will settle through the second quarter of 2012. Amounts presented above, as Net Current Assets (Liabilities), are expected to be reclassified into earnings within the next twelve months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
Derivative Volumes
At June 30, 2009, UniSource Energy and TEP had the following derivative volumes recorded in their financial statements by commodity type:

	UniSource Energy
					2013-
	2009	2010	2011	2012	2015	Total

Gas Gbtu
Gas Swaps	8,714	6,672	3,538	637	—	19,561
Gas Collars	2,625	—	—	—	—	2,625
Power GWh
Power Purchases Non-Trading	928	943	213	123	123	2,330
Power Sales Non-Trading	154	—	—	—	—	154
Power Options	—	248	246	248	248	990
Power Purchases Cash Flow Hedge	—	29	29	29	88	175
Power Trading GWh
Power Purchases Trading	123	122	—	—	—	245
Power Sales Trading	123	122	—	—	—	245

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited

	TEP
					2013-
	2009	2010	2011	2012	2015	Total

Gas GBtu
Gas Swaps	5,570	2,852	1,255	187	—	9,864
Gas Collars	1,500	—	—	—	—	1,500
Power GWh
Power Purchases Non-Trading	270	—	—	—	—	270
Power Sales Non-Trading	154	—	—	—	—	154
Power Options	—	248	246	248	248	990
Power Purchases Cash Flow Hedge	—	29	29	29	88	175
Power Trading GWh
Power Purchases Trading	123	122	—	—	—	245
Power Sales Trading	123	122	—	—	—	245
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
Credit Risk Adjustment
When the fair value of our derivative contracts are reflected as an asset, the counterparty owes us and this creates credit risk. We minimize our credit risk by: (1) entering into transactions with high-quality counterparties, (2) limiting our exposure to each counterparty, (3) monitoring the financial condition of the counterparties and (4) requiring collateral in accordance with the counterparty master agreements. Using a combination of market credit default swap data and historical recovery rates for bonds, we consider the impact of counterparty credit worthiness in determining the fair value of our derivatives as well as its possible effect on continued qualification for cash flow hedge accounting. At June 30, 2009, and at December 31, 2008, the impact of counterparty credit risk on the fair value of derivative asset contracts was less than $0.5 million.
We also consider the impact of our own credit risk on instruments that are in a net liability position, after deducting collateral posted, using market credit default swap data and allocating the credit risk adjustment to all individual contracts in a net liability position. At June 30, 2009, and at December 31, 2008, the impact of our own credit risk was $1 million and less than $0.5 million, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
The total fair value of all derivative instruments under contracts with credit-risk-related contingent features that are in a net liability position at June 30, 2009, for TEP, UNS Gas, and UNS Electric is $50 million, $21 million and $24 million, respectively. To provide credit enhancements for forward energy purchase contracts and hedging activities, TEP posted cash collateral of $9 million and $1 million in letters of credit with counterparties exposed to TEP. UNS Gas and UNS Electric each posted cash collateral of $4 million and $1 million, respectively, and UNS Electric letters of credit of $12 million. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2009, TEP, UNS Gas and UNS Electric would be required to post additional collateral to its counterparties of $41 million, $18 million and $13 million, respectively.
As of June 30, 2009, TEP had $20 million of credit exposure to other counterparties’ creditworthiness related to its wholesale marketing and gas hedging activities, of which three counterparties individually composed greater than 10% of the total credit exposure. At June 30, 2009, UNS Gas and UNS Electric had immaterial exposure to other counterparties.
NOTE 6. INCOME TAXES
In March 2009, UniSource Energy received a refund of $15 million on its 2008 consolidated federal tax return, filed in 2009, $10 million of which is allocable to TEP. At June 30, 2009, UniSource Energy and TEP have AMT credits, for federal tax purposes, of $48 million and $33 million, respectively. The UniSource Energy consolidated balance of the state NOL carryforward is $22 million at June 30, 2009, $17 million of which is attributable to TEP.
Beginning in the first quarter of 2009, UniSource Energy changed its method of accounting for income tax expense for interim reporting. UniSource Energy has been using the discrete method to calculate income tax expense. The discrete method requires the calculation of permanent and timing differences for each quarter as the events giving rise to the difference occur. The new method is the effective tax rate method which applies an estimated annual effective tax rate to net income before income taxes for the period to calculate income tax expense. The purpose of the change was to improve interim reporting. The discrete method is an acceptable method of calculating income taxes for the regulated utility industry; however the effective tax rate method is the preferred method under GAAP. This change has been reflected in the financial statements without restatement of prior periods.
For the quarter and six-month period ended June 30, 2009, the effective tax rate differed from the federal rate, primarily due to state income taxes and the effect of permanent differences. For the quarter and six-month period ended June 30, 2008, the discrete rate differs from the federal tax rate primarily due to federal and state tax credits and depreciation differences on a flow through basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
NOTE 7. COMMITMENTS AND CONTINGENCIES
TEP COMMITMENTS
In 2009, TEP entered into the following additional, firm, non-cancelable purchase commitments from those reported in our 2008 Annual Report on Form 10-K:

	2009	2010	2011	2012	2013	Thereafter	Total
	-Millions of Dollars-
Purchased Power	—	19	2	2	2	4	29
Transmission	1	1	1	1	1	—	5

Total Additional, Unrecognized, Firm Purchase Commitments	$1	$20	$3	$3	$3	$4	$34

Certain of TEP’s purchased power contracts are at a fixed price per MWh and others are indexed to natural gas prices. The commitment amounts included in the table are based on projected market prices as of June 30, 2009.
UNS ELECTRIC COMMITMENTS
In 2009, UNS Electric entered into forward power purchase agreements through December 2010. UNS Electric estimates its minimum payments for these forward purchases to be $21 million in 2010.
UNS GAS COMMITMENTS
In 2009, UNS Gas entered into forward gas purchase agreements through April 2012. UNS Gas estimates its minimum payments for these forward purchases to be $2 million in 2009, 2010, 2011 and $1 million in 2012.
TEP CONTINGENCIES
El Paso Electric Transmission
In 2006, El Paso filed a complaint to the FERC claiming that TEP must request service under El Paso’s Open Access Transmission Tariff (OATT) in order to transmit power from Luna to TEP’s system. TEP filed a counter complaint stating that TEP has existing rights under a 1982 Tucson-El Paso Transmission Agreement and, therefore, is not required to pay for transmission service under El Paso’s OATT. On November 13, 2008, the FERC issued an order supporting TEP’s position.  In December 2008, El Paso refunded to TEP $10 million paid for transmission service from Luna during the pendency of this dispute and interest of $1 million. On January 14, 2009, FERC granted El Paso’s request for a rehearing of this matter. TEP is no longer accruing for transmission service under El Paso’s OATT, however, due to rehearing, TEP deferred recognition of a reduction in transmission expense.
In December 2008, TEP filed a complaint in the United States Federal District Court against El Paso seeking a $2 million reimbursement from El Paso for transmission charges paid by TEP to PNM for transmission service in an attempt to mitigate TEP’s damages before FERC issued its decision in November 2008. In February 2009, El Paso filed a motion to dismiss TEP’s complaint, or in the alternative, requested a stay in the proceeding pending further resolution by FERC. In April 2009, TEP filed a response requesting that the court deny El Paso’s motion, followed by an El Paso response in May 2009. TEP cannot predict the timing or outcome of this lawsuit.
Claims Related to Navajo Generating Station
In June 1999, the Navajo Nation filed suit against Salt River Project, several Peabody Coal Company entities (including Peabody Western Coal Company, the coal supplier to Navajo Generating Station), Southern California Edison Company, and other defendants in the U.S. District Court for the District of Columbia (D.C. Lawsuit). Although TEP is not a named defendant in the D.C. Lawsuit, TEP is a participant in the Navajo Generation Station. The D.C. Lawsuit alleges, among other things, that the defendants obtained a favorable coal royalty rate of the lease agreements under which Peabody mines coal by improperly influencing the outcome of a federal administrative process pursuant to which the royalty rate was to be adjusted. The suit seeks $600 million in damages, treble damages, and punitive damages of not less than $1 billion, and the ejection of defendants from all possessory interests and Navajo Tribal lands arising out of the primary coal lease. In July 2001, the District Court dismissed all claims against Salt River Project. In March 2008, the District Court lifted a stay that had been in place since October 2004 and referred pending discovery related motions to a magistrate judge. In June 2009, the District Court ordered the parties to complete fact discovery by February 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
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
Environmental Reclamation at Remote Generating Stations
TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure. When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the corresponding coal supply agreement. At June 30, 2009 and at December 31, 2008, TEP’s balance sheet reflected a liability of $9 million based on our estimated $17 million obligation at the expiration dates of the coal supply agreements in 2011 through 2017.
TEP’s PPFAC, as approved in the 2008 TEP Rate Order, allows TEP to pass-through most fuel costs, including final reclamation costs, to customers. Therefore, in 2008, when TEP reapplied regulatory accounting to its generation operations, TEP reclassified these costs from fuel expense to a regulatory asset. TEP will increase the regulatory asset and the liability over the remaining life of the coal supply agreements on an accrual basis, and will recover the regulatory asset through the PPFAC as final mine reclamation costs are paid to the coal suppliers.
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
TEP Wholesale Accounts Receivable and Allowances
TEP’s Accounts Receivable from Electric Wholesale Sales includes $16 million of receivables at June 30, 2009 and December 31, 2008 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000. The recognized reserve balance, effectively decreasing accounts receivable, at June 30, 2009 and at December 31, 2008 was $14 million. There are several outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company, Pacific Gas and Electric Company, the CPX and the CISO. We cannot predict the outcome of these issues or lawsuits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
Tucson to Nogales Transmission Line
TEP and UNS Electric are parties to a project development agreement for the joint construction of an approximately 60-mile transmission line from Tucson to Nogales, Arizona. UNS Electric’s participation in this project was initiated in response to an order by the ACC to improve reliability to UNS Electric’s retail customers in Nogales, Arizona.
In 2002, the ACC approved the location and construction of the proposed 345-kV line along a route identified as the Western Corridor route subject to a number of conditions, including obtaining all required permits from state and federal agencies. The U.S. Forest Service subsequently identified a preference for a route identified as the Central Corridor route in the final Environmental Impact Statement for the project. TEP is considering options for the project including potential new routes. If a decision is made to pursue an alternative route, approvals will be needed from the ACC, the Department of Energy, U.S. Forest Service, Bureau of Land Management, and the International Boundary and Water Commission. As of June 30, 2009, TEP had capitalized $11 million related to the project, including $2 million of land and land rights. If TEP does not receive the required approvals or abandons the project, TEP believes there is a high likelihood of cost recovery from ratepayers for prudent and reasonably incurred costs related to the project as a consequence of the ACC’s requirement for a second transmission line serving the Nogales, Arizona area.
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
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE
The fair value of a financial instrument is the market price that would be received from the sale of an asset or transfer of a liability at the measurement date. The carrying amounts of our current assets and liabilities, including Current Maturities of Long-Term Debt and amounts outstanding under our credit agreements, approximate their fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below. We use the following methods and assumptions for estimating the fair value of our financial instruments:
•	Investments in Lease Debt and Equity: TEP calculated the present value of remaining cash flows at the balance sheet date using current market rates with similar characteristics with respect to credit rating and time-to-maturity. We also incorporated the impact of counterparty credit risk using market credit default swap data.

•	Fixed Rate Long-Term Debt: UniSource Energy and TEP used quoted market prices, where available, or calculated the present value of remaining cash flows at the balance sheet date using current market rates for bonds with similar characteristics with respect to credit rating and time-to-maturity. We also incorporate the impact of our own credit risk using a credit default swap rate when determining the fair value of fixed rate long-term debt.

•	Variable Rate Long-Term Debt: TEP considers the principal amounts of variable rate debt outstanding to be reasonable estimates of their fair value. The fair value of variable rate long-term debt has also been adjusted for credit risk using a credit default swap rate.

•	UNS considers the carrying value of the MEH note receivable to approximate fair value. See Note 14.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The amount recorded in the balance sheet (carrying value) and the estimated fair values of our financial instruments included the following:

	June 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	-Millions of Dollars-
Assets:
TEP Investment in Lease Debt and Equity	$145	$163	$127	$144
MEH Note Receivable	15	15	—	—
Liabilities:
Fixed Rate Long-Term Debt
TEP	445	310	445	322
UniSource Energy	795	626	795	661
Variable Rate Long-Term Debt
TEP	459	444	459	441
UniSource Energy	528	513	525	507
NOTE 9. EMPLOYEE BENEFIT PLANS
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
We recognize the underfunded status of our defined benefit pension plans as a liability on our consolidated balance sheets. The underfunded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation for pension plans. We recognize a regulatory asset to the extent these future costs are probable of recovery in rates.
Additionally, we provide supplemental retirement benefits to certain employees whose benefits are limited by Internal Revenue Service benefit or compensation limitations. Changes in supplemental retirement benefit obligations are recognized as a component of AOCI.
In 2009, due to a decline in asset values, TEP increased its expected pension plan contributions for 2009 from $16 million to $18 million.
OTHER POSTRETIREMENT BENEFIT PLANS
TEP provides limited health care and life insurance benefits for retirees. All regular employees may become eligible for these benefits if they reach retirement age while working for TEP or an affiliate. UNS Gas and UNS Electric provide postretirement medical benefits for current retirees and one active employee. The majority of UNS Gas and UNS Electric employees do not participate in the postretirement medical plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
COMPONENTS OF NET PERIODIC BENEFIT COST
The components of UniSource Energy’s net periodic benefit costs are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	-Millions of Dollars -
Components of Net Periodic Benefit Cost
Service Cost	$2	$2	$—	$1
Interest Cost	4	3	1	1
Expected Return on Plan Assets	(3)	(4)	—	(1)
Amortization of Net Loss	2	—	—	—

Net Periodic Benefit Cost	$5	$1	$1	$1

			Other Postretirement
	Pension Benefits		Benefits
	Six months Ended		Six months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	-Millions of Dollars -
Components of Net Periodic Benefit Cost
Service Cost	$4	$4	$1	$1
Interest Cost	7	7	2	2
Expected Return on Plan Assets	(5)	(8)	—	—
Amortization of Prior Service Cost	—	—	(1)	—
Amortization of Net Loss	4	—	—	(1)

Net Periodic Benefit Cost	$10	$3	$2	$2

The table above includes pension benefit costs of less than $1 million and other postretirement benefit costs of less than $0.1 million for UNS Gas and UNS Electric.
NOTE 10. SHARE-BASED COMPENSATION PLANS
Under the 2006 Omnibus Stock and Incentive Plan, the Compensation Committee of the UniSource Energy Board of Directors may issue various types of share-based compensation, including stock options, restricted shares/units, and performance shares. The total number of shares which may be awarded under the Plan cannot exceed 2.25 million shares. As of June 30, 2009, the total number of shares awarded under the 2006 Omnibus Stock and Incentive Plan was 1 million shares.
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

	2009 Grant	2008 Grant

Expected term (years)	7	6
Risk-free rate	3.4%	3.1%
Expected volatility	25.0%	18.8%
Expected dividend yield	3.2%	2.8%
Weighted-average grant-date fair value of options granted	$5.53	$4.23
A summary of stock option activity follows:

	Six Months Ended June 30, 2009
	Total Stock Options		Non-Vested Stock
	Outstanding		Options
		Weighted		Weighted
		Average		Average
		Exercise		Grant Date
(Shares in Thousands)	Shares	Price	Shares	Value
Options Outstanding, December 31, 2008	1,635	$22.50	482	$5.59
Granted	249	$26.11	249	$5.53
Exercised or Vested	(84)	$12.49	(218)	$6.13

Options Outstanding, June 30, 2009	1,800	$23.46	513	$5.33

Options Exercisable, June 30, 2009	1,288	$21.83

Aggregate Intrinsic Value of Options Exercised ($000’s)		$1,185

At June 30, 2009
($000’s)
Aggregate Intrinsic Value for Options Outstanding	$8,632
Aggregate Intrinsic Value for Options Exercisable	$8,452
Weighted Average Remaining Contractual Life of Options Outstanding	4.5 years
Weighted Average Remaining Contractual Life of Exercisable Options	3.1 years
Exercise prices for stock options outstanding and exercisable as of June 30, 2009 are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	(000’s)	Life	Price	(000’s)	Price
$11.00 – $15.28	333	0.9 years	$14.58	333	$14.58
$17.44 – $18.84	521	2.4 years	$18.02	521	$18.02
$26.11 – $37.88	947	6.9 years	$29.57	434	$31.95

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
RESTRICTED STOCK UNITS AND PERFORMANCE SHARES
Restricted Stock Units
In May 2009, the Compensation Committee of the UniSource Energy Board of Directors granted 21,885 restricted stock units to non-employee directors at a weighted average fair value of $26.73 per share. In May 2008 and in February 2008, restricted stock units of 18,448 and 3,130, respectively, were granted to non-employee directors at a weighted average fair value of $31.71 per share and $28.75 per share, respectively. In the January following the year the person is no longer a Director, Common Stock shares will be issued for the vested stock units. The restricted stock units vest in one year or immediately upon death, disability, or retirement.
Performance Share Awards
In February 2009, the Compensation Committee of the UniSource Energy Board of Directors granted 62,190 performance share awards (targeted shares) to Officers at a grant date fair value, based on a Monte Carlo simulation, of $21.62 per share. The performance share awards will be paid out in shares of UniSource Energy common stock based on targeted, cumulative UniSource Energy Total Shareholder Return during the performance period of January 1, 2009 through December 31, 2011 compared with Total Shareholder Return over the same period of an industry peer group.
In February 2008, the Compensation Committee of the UniSource Energy Board of Directors granted 49,120 performance share awards (targeted shares) to Officers at a grant date fair value, based on a Monte Carlo simulation, of $17.10 per share. The performance share awards will be paid out in shares of UniSource Energy Common Stock based on UniSource Energy’s performance over the performance period of January 1, 2008 through December 31, 2010. The performance criteria specified in the awards is determined based on targeted UniSource Energy Total Shareholder Return during the performance period compared with the Total Shareholder Return over the same period of an industry peer group.
Compensation expense for the 2009 and 2008 awards is equal to the fair value on the grant date and is recognized over the vesting period if the requisite service period is fulfilled, whether or not the threshold is achieved.
SHARE-BASED COMPENSATION EXPENSE
UniSource Energy and TEP recorded compensation expense of $1 million for the three months ended June 30, 2009 and 2008 and $2 million for the six months ended June 30, 2009 and 2008. We capitalized approximately 29% of the share-based compensation costs.
At June 30, 2009, the total unrecognized compensation cost related to non-vested share-based compensation was $4 million which will be recorded as compensation expense over the remaining vesting periods through February 2012. The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at June 30, 2009 was 2 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
NOTE 11. FAIR VALUE MEASUREMENTS
The following tables set forth, by level within the fair value hierarchy, UniSource Energy and TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UniSource Energy
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	June 30, 2009
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$45	$—	$—	$45
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	12	—	12
Equity Investments (3)	—	—	11	11
Collateral Posted (4)	—	14	—	14
Energy Contracts (5)	—	1	7	8

Total Assets	45	27	18	90

Liabilities
Energy Contracts (5)	—	(44)	(30)	(74)
Interest Rate Swaps (6)	—	(6)	—	(6)

Total Liabilities	—	(50)	(30)	(80)

Net Total Assets and (Liabilities)	$45	$(23)	$(12)	$10

	UniSource Energy
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2008
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$14	$—	$—	$14
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	9	—	9
Equity Investments (3)	—	—	11	11
Collateral Posted (4)	—	14	—	14
Energy Contracts (5)	—	1	6	7

Total Assets	14	24	17	55

Liabilities
Energy Contracts (5)	—	(40)	(23)	(63)
Interest Rate Swaps (6)	—	(8)	—	(8)

Total Liabilities	—	(48)	(23)	(71)

Net Total Assets and (Liabilities)	$14	$(24)	$(6)	$(16)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited

	TEP
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	June 30, 2009
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$9	$—	$—	$9
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	12	—	12
Collateral Posted (4)	—	9	—	9
Energy Contracts (5)	—	1	12	13

Total Assets	9	22	12	43

Liabilities
Energy Contracts (5)	—	(24)	(17)	(41)
Interest Rate Swaps (6)	—	(6)	—	(6)

Total Liabilities	—	(30)	(17)	(47)

Net Total Assets and (Liabilities)	$9	$(8)	$(5)	$(4)

	TEP
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2008
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$8	$—	$—	$8
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	9	—	9
Energy Contracts (5)	—	—	10	10

Total Assets	8	9	10	27

Liabilities
Energy Contracts (5)	—	(18)	(11)	(29)
Interest Rate Swaps (6)	—	(8)	—	(8)

Total Liabilities	—	(26)	(11)	(37)

Net Total Assets and (Liabilities)	$8	$(17)	$(1)	$(10)

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of Commercial Paper and Money Market Funds.

(2)	Level 2 investments comprise amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan (SERP) benefits. The valuation is based on quoted prices, traded in active markets. These investments are included in Investments and Other Property – Other in the UniSource Energy and TEP balance sheets.

(3)	Equity Investments (UniSource Energy table only) are, in the absence of readily ascertainable market values, based on the investment partners’ valuations and comprise Millennium’s equity investment in unregulated businesses. These investments are included in Investments and Other Property – Other in the UniSource Energy balance sheet.

(4)	Collateral provided for energy contracts with counterparties to reduce credit risk exposure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited

(5)	Energy contracts include gas swap agreements (Level 2), gas collars (Level 3), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The valuation techniques are described below.

(6)	Interest Rate Swaps are valued based on the six-month LIBOR index.
As permitted by fair value accounting rules, we deferred the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities, such as asset retirement obligations, until January 1, 2009. As we have no new asset retirement obligations and no remeasurement events, such as changes to the timing or amount of undiscounted cash flows expected to be paid to retire assets, we did not revise our original estimates of the fair value and therefore are not required to include asset retirement obligations in our fair value disclosures. We had no other nonfinancial assets and liabilities measured at fair value.
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
The fair value of TEP’s and UNS Electric’s gas collars is estimated using the Black-Scholes-Merton option pricing model which takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the future prices of energy, interest rates, volatility, credit worthiness and credit spread. The fair value of TEP’s purchase power call option is estimated using an internal pricing model which includes assumptions about market risks such as liquidity, volatility, and contract valuation. TEP’s model also considers credit and non-performance risk. UniSource Energy and TEP’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
The following tables set forth a reconciliation of changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended
	June 30, 2009
	- Millions of Dollars -
	UniSource Energy			TEP
	Mark-to-			Mark-to-
	Market			Market
	Contracts	Investments	Total	Contracts
Balance, as of April 1, 2009	$(26)	$11	$(15)	$(3)
Gains and (Losses) (Realized/Unrealized) Recorded to:
Net Regulatory Assets	3	—	3	(2)

Balance, as of June 30, 2009	$(23)	$11	$(12)	$(5)

	Six Months Ended
	June 30, 2009
	- Millions of Dollars -
	UniSource Energy			TEP
	Mark-to-			Mark-to-
	Market			Market
	Contracts	Investments	Total	Contracts
Balance, as of January 1, 2009	$(17)	$11	$(6)	$(1)
Gains and (Losses) (Realized/Unrealized) Recorded to:
Net Regulatory Assets	(6)	—	(6)	(4)

Balance, as of June 30, 2009	$(23)	$11	$(12)	$(5)

Losses on mark-to-market contracts include the reclassification of realized gains and losses on the settlement of derivative contracts. All of the Level 3 unrealized gains and losses are attributable to the change in fair value of Level 3 assets and liabilities held at the reporting date.
There were no transfers in or out of Level 3 derivatives.
NOTE 12. UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	-Thousands of Dollars-
Numerator:
Net Income	$31,275	$4,747	$36,194	$2,132
Income from Assumed Conversion of Convertible Senior Notes	1,097	—	2,195	—

Adjusted Numerator	$32,372	$4,747	$38,389	$2,132

Denominator:	- Thousands of Shares -
Weighted-average Shares of Common Stock Outstanding:
Common Shares Issued	35,589	35,401	35,573	35,367
Fully Vested Deferred Stock Units	98	211	103	218

Total Weighted-average Shares of Common Stock Outstanding-Basic	35,687	35,612	35,676	35,585
Effect of Dilutive Securities:
Convertible Senior Notes	4,087	—	4,079	—
Options and Stock Issuable under Employee Benefit Plans and the Directors’ Plan	449	563	494	540

Total Shares — Diluted	40,223	36,175	40,249	36,125

For the three and six months ended June 30, 2008, 4 million potentially dilutive shares from the conversion of convertible senior notes, and after-tax interest expense of $1 million and $2 million, respectively, were not included in the computation of diluted EPS because to do so would be anti-dilutive.
The following table shows the number of stock options to purchase shares of Common Stock excluded from the computation of diluted EPS because the stock option’s exercise price was greater than the average market price of the Common Stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	- In Thousands -

Stock Options Excluded from the Diluted EPS Computation	395	234	395	314

NOTE 13. STOCKHOLDERS’ EQUITY
In May 2009, UniSource Energy declared a second quarter dividend to shareholders of $0.29 per share of UniSource Energy Common Stock. The dividend, totaling $10 million, was paid in June 2009, to common shareholders of record as of May 20, 2009. For the six-month period ended June 30, 2009, dividends of $0.58 per share or $21 million were paid to common shareholders. In May 2008, UniSource Energy declared a second quarter dividend to shareholders of $0.24 per share of UniSource Energy Common Stock. The dividend, totaling $8 million, was paid in June 2008. For the six-month period ended June 30, 2008 dividends of $0.48 per share or $17 million were paid to common shareholders.
Dividends and Capital Contribution
In March 2009, UED and MEH paid dividends of $30 million and $3 million, respectively, to UniSource Energy. In March 2009, UniSource Energy contributed $30 million of capital to TEP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
NOTE 14. SALE OF MILLENNIUM’S INVESTMENT IN SABINAS
In June 2009, Millennium finalized a sale of its 50% equity interest in Carboelectrica Sabinas, S. de R.L. de C.V. (Sabinas), a Mexican limited liability company. Millennium received an upfront payment of $5 million in January 2009 and a $15 million, three-year, 6%, secured note receivable from Minerales de Monclova, S.A. de C.V. (Mimosa). Principal on the note is due at maturity; interest on the note is due annually on December 31. The $15 million note is included in Investments and Other Property – Other on UniSource Energy’s balance sheet. Millennium recorded a $6 million pre-tax gain on the sale included in Other Income on UniSource Energy’s income statement.
NOTE 15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
UniSource Energy and TEP adopted the following recently issued accounting standards:
•	FAS 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment to FAS 133, Accounting for Derivative Instruments and Hedging Activities, issued March 2008, requires enhanced disclosures about an entity’s derivative and hedging activity. The standard requires that the objectives for using derivative instruments be disclosed in terms of underlying risk so that the reader understands the risks that the entity is intending to manage through the use of the derivative instruments. The standard also requires disclosure of the location in the financial statements of derivative balances as well as the location of gains and losses incurred during the reporting period. See Note 5.

•	EITF 08-6, Equity Method Investment Accounting Considerations, issued November 2008, requires an entity to apply the cost accumulation model when determining the carrying value of an equity investment. Share issuances by the investee should be accounted for as if the equity investee had sold a proportionate share of its investment with any gain or loss recognized in earnings. In addition, the EITF requires that impairment testing be performed at an overall investment level. We adopted this standard on January 1, 2009 and it did not have a material impact on our financial statements.

•	FAS 165, Subsequent Events, issued May 2009, established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard applies to reporting periods starting second quarter 2009 and the relevant disclosure is included in Note 1.

•	FSP FAS 107-1, and APB 28-1 Interim Disclosures About Fair Value of Financial Instruments, issued April 2009, expands the fair value disclosures required for all financial instruments not measured at fair value to interim periods. The pronouncement requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments in the financial statements on an interim and annual basis. We have adopted the requirements of this pronouncement. See Note 8.
The following recently issued accounting standards are not yet reflected in the UniSource Energy and TEP financial statements:
•	FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, issued in December 2008, amends Statement 132(R)-1 to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. We will adopt the requirements of this pronouncement in our 2009 Form 10-K.

•	FAS 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125, issued June 2009, improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. We are assessing the impact of this pronouncement, which will be applicable for our 2009 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
•	FAS 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, issued June 2009, amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. We are assessing the impact of this pronouncement, which will be applicable to us for 2010.

•	FAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FAS 162, issued June 2009, establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. This statement is effective for financial statements issued in the third quarter 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) – Unaudited
NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION
A reconciliation of Net Income to Net Cash Flows — Operating Activities follows:

	UniSource Energy
	Six Months Ended
	June 30,
	2009	2008
	-Thousands of Dollars-

Net Income	$36,194	$2,132
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities
Depreciation and Amortization Expense	88,202	72,434
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	1,373	3,296
Amortization of Deferred Debt-Related Costs Included in Interest Expense	2,154	1,916
Provision for Bad Debts	1,603	1,736
Deferred Income Taxes	21,922	22,299
Equity in Investment in Lease Equity	(3,144)	—
Elimination of Capital Lease Interest Expense Related to Investment in Springerville Lease Equity	(1,609)	—
Pension and Postretirement Expense	12,089	5,995
Pension and Postretirement Funding	(11,133)	(6,929)
Gain on Sale of Millennium’s Investment in Sabinas	(5,979)	—
Stock Based Compensation Expense	1,568	1,860
Excess Tax Benefit from Stock Options Exercised	(469)	(594)
Mark-to-Market Transactions	46	327
Amortization of Transition Recovery Asset	—	23,945
Provision for Rate Refunds	—	14,912
Impairment of Millennium Investments	—	1,936
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	12,368	(26,592)
Materials and Fuel Inventory	(20,561)	(6,155)
Over/Under Recovered Purchased Energy Cost	6,429	(11,284)
Accounts Payable	(2,325)	53,479
Interest Accrued	3,132	1,922
Income Taxes	15,219	(15,747)
Taxes Other Than Income Taxes	(200)	345
Other Regulatory Liabilities	12,714	2,494
Other	(3,918)	(3,551)

Net Cash Flows – Operating Activities	$165,675	$140,176

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded) – Unaudited

	TEP
	Six Months Ended
	June 30,
	2009	2008
	-Thousands of Dollars-

Net Income (Loss)	$25,953	$(3,098)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities
Depreciation and Amortization Expense	76,820	61,997
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	652	2,573
Amortization of Deferred Debt-Related Costs Included in Interest Expense	1,384	1,362
Provision for Bad Debts	928	866
Deferred Income Taxes	9,823	14,092
Equity in Investment in Lease Equity	(3,144)	—
Elimination of Capital Lease Interest Expense Related to Investment in Springerville Lease Equity	(1,609)	—
Pension and Postretirement Expense	10,939	5,201
Pension and Postretirement Funding	(10,769)	(6,143)
Stock Based Compensation Expense	1,198	1,435
Mark-to-Market Transactions	33	327
Amortization of Transition Recovery Asset	—	23,945
Provision for Rate Refunds	—	14,912
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(7,472)	(36,932)
Materials and Fuel Inventory	(19,685)	(5,534)
Over/Under Recovered Purchased Energy Cost	(7,930)	—
Accounts Payable	8,501	62,329
Interest Accrued	3,249	2,092
Income Taxes	1,020	2,518
Taxes Other Than Income Taxes	2,442	1,928
Other Regulatory Liabilities	11,701	2,134
Other	(2,422)	(14,837)

Net Cash Flows – Operating Activities	$101,612	$131,167

NOTE 17. REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The UniSource Energy and TEP condensed consolidated financial statements as of June 30, 2009, and for the three and six months ended June 30, 2009, and 2008, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports (dated August 5, 2009) are included on pages 1 and 2. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their reports on the unaudited financial information because neither of those reports is a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:
•	outlook and strategies;
•	operating results during the second quarter and six-months ended June 30, 2009 compared with the same periods in 2008;
•	factors which affect our results and outlook;
•	liquidity, capital needs, capital resources, and contractual obligations;
•	dividends; and
•	critical accounting estimates.
Management’s Discussion and Analysis should be read in conjunction with UniSource Energy and TEP’s 2008 Annual Report on Form 10-K and with the Comparative Condensed Consolidated Financial Statements, beginning on page 3, which present the results of operations for the three and six months ended June 30, 2009 and 2008. Management’s Discussion and Analysis explains the differences between periods for specific line items of the Comparative Condensed Consolidated Financial Statements.
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
TEP, an electric utility, has provided electric service to the community of Tucson, Arizona, for over 100 years. UES was established in 2003, when it acquired the Arizona gas and electric properties from Citizens. UES, through its two operating subsidiaries, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric), provides gas and electric service to 30 communities in Northern and Southern Arizona. UED developed and owns the Black Mountain Generating Station (BMGS), a 90 MW natural gas-fired peaking facility in Northern Arizona that, through a power sales agreement, is providing energy to UNS Electric. Millennium has existing investments in unregulated businesses; however no new investments are planned at Millennium. At June 30, 2009, the investment in Millennium represented 1% of UniSource Energy’s total assets. We conduct our business in three primary business segments — TEP, UNS Gas and UNS Electric.
OUTLOOK AND STRATEGIES
Our financial prospects and outlook for the next few years will be affected by many factors including: the 2008 TEP Rate Order that freezes base rates through 2012, the recent national and regional economic downturn, the financial market disruptions and volatility, potential regulations impacting greenhouse gas emissions and other regulatory factors. Our plans and strategies include the following:
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
Economic Conditions
As a result of general economic conditions, retail customer growth and energy sales to all classes of customers at UniSource Energy’s utility subsidiaries are below the average levels experienced in prior periods. UniSource Energy’s future results of operations may continue to be impacted by weak economic conditions. While we cannot predict if customer growth will return to historic levels, we expect combined customer growth to average approximately 0.5% per year during the next 18 months. Despite the weak economic conditions, we did not experience a material increase in uncollectible accounts at TEP, UNS Gas or UNS Electric in the last 12 months.
To date, UniSource Energy and its subsidiaries have not been materially impacted by volatility and disruptions in the financial markets. Our banking relationships remain stable. UniSource Energy and its subsidiaries have access to $280 million of revolving credit facilities, of which $153 million was unused as of July 31, 2009, which we believe is sufficient to meet current operating, capital and financing needs. UniSource Energy, TEP, UNS Gas and UNS Electric have not experienced, nor do they expect to experience, any difficulties obtaining funding under their respective revolving credit facilities. None of these credit facilities have any bankrupt financial institutions as lenders, and no lenders in the bank groups have refused to fund when requested.
As of July 31, 2009, TEP, UNS Electric and UNS Gas did not have any material power or gas trading exposure to financially distressed counterparties. We cannot predict whether in the future our financial condition or results of operations will be impacted by current economic conditions or liquidity concerns in the financial markets.
TEP, UNS Gas and UNS Electric maintain noncontributory, defined benefit pension plans for substantially all regular employees and certain affiliate employees. The pension assets are invested in a diversified portfolio of domestic and international equity securities, fixed income securities, real estate and alternative investments. As of June 30, 2009, the total value of the pension assets was approximately $149 million, compared with $135 million as of December 31, 2008. Our projected benefit obligation at December 31, 2008 was $230 million. Due to the decline in the total asset value of the plans during 2008, 2009 funding requirements are expected to be $19 million, compared with the $10 million annual contribution that was funded in 2008.
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
These laws and regulations can result in increased capital, operating and other costs, particularly with regard to enforcement efforts focused on existing power plants and compliance plans with regard to new and existing power plants. There are proposals and ongoing studies at the state, federal and international levels to address global climate change that could result in the regulation of CO2 and other greenhouse gases. There are federal strategic initiatives underway addressing renewable energy and energy efficiency standards. The cost impact of legislation or regulation to address these initiatives depends on the specific legislation or regulation enacted and cannot be determined at this time although such costs could be substantial due to TEP’s use of coal as the primary fuel for generation. We would seek rate relief in the event of the imposition of a federal carbon tax or related federal carbon regulations.

For other environmental matters related to TEP, see Item 5. Other Information, Environmental Matters, below.
RESULTS OF OPERATIONS
Executive Overview
2009 compared with 2008
We expect UniSource Energy’s net income and results from operations to improve in 2009 compared with 2008 due primarily to the following reasons:
•	A 6% base rate increase that was effective December 1, 2008 for TEP’s customers and the implementation of a purchased power and fuel adjustment clause (PPFAC) at TEP beginning January 1, 2009. The base rate increase should generate approximately $50 million of additional revenue based on 2008 retail kWh sales levels, while the PPFAC allows TEP to pass through the actual cost of fuel and purchased power costs to retail customers. Through the first six months of 2009, TEP’s retail kWh sales were 3.3% below kWh sales levels during the same period of 2008. If sales volumes continue to lag behind 2008 levels during the second half the year, the additional revenue generated from the base rate increase could be less than $50 million. As a result of the PPFAC, relative to prior periods, TEP’s net income should not be as sensitive to changes in fuel and purchased power costs or revenues from short-term wholesale sales which are an off-set to the recoverable PPFAC costs;

•	No amortization expense related to TEP’s Transition Recovery Asset (TRA) will be recorded in 2009 since that asset became fully amortized in May 2008. In 2008, TEP recorded TRA amortization of $24 million; and

•	TEP will not defer recognition of any revenues subject to refund during 2009. During 2008, TEP deferred $58 million of revenue to be refunded.
These factors will be partially offset by:
•	Higher operating costs due to increases in general O&M costs, pension-related expenses and planned generating plant maintenance; and

•	An increase in depreciation and amortization expense caused by an increase in plant in service, and the effects of the December 2008 TEP rate order that increased depreciation rates on certain assets and amortization expense related to certain regulatory assets.
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
TEP’s new rates, which include higher charges for higher levels of energy use, are expected to shift an even greater share of our earnings to summer peak periods. Moreover, our earnings will no longer benefit from the sale of excess energy during periods of lower consumption, including the first and fourth quarters, since that wholesale revenue is now credited against charges included in the new PPFAC.

Second Quarter of 2009 Compared with the Second Quarter of 2008
UniSource Energy reported net income of $31 million in the second quarter of 2009 compared with net income of $5 million in the second quarter of 2008.
The increase in UniSource Energy’s net income in the second quarter of 2009 is due primarily to: no provision for rate refunds recorded by TEP in the second quarter of 2009 compared with $15 million in the same period last year; an increase in retail revenues from the 6% average base rate increase that took effect at TEP in December 2008; the PPFAC that allows TEP to collect actual fuel and purchased power costs from retail customers; no TRA amortization expense recorded by TEP in the second quarter of 2009 compared with $7 million in the second quarter of 2008; and a $6 million pre-tax gain related to the sale of an investment by Millennium. See Tucson Electric Power Company, and Other Non-Reportable Business Segments, Results of Operations, below.
Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008
UniSource Energy reported net income of $36 million for the first six months of 2009 compared with net income of $2 million in the same period last year.
The increase in UniSource Energy’s net income in the first six months of 2009 is due primarily to: the base rate increase and PPFAC at TEP; no TRA amortization expense recorded by TEP in the first six months of 2009 compared with $24 million in the same period last year; no provision for rate refunds recorded by TEP in the first six months of 2009 compared with $15 million in the same period last year; and a $6 million pre-tax gain related to the sale of an investment by Millennium. See Tucson Electric Power Company, and Other Non-Reportable Business Segments, Results of Operations, below.
CONTRIBUTION BY BUSINESS SEGMENT
The table below shows the contributions to our consolidated after-tax earnings by our three business segments, as well as Other net income (loss).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	- Millions of Dollars -		- Millions of Dollars -
TEP	$27	$6	$26	$(3)
UNS Gas	—	—	5	7
UNS Electric	2	1	2	1
Other (1)	2	(2)	3	(3)

Consolidated Net Income Loss	$31	$5	$36	$2

(1)	Includes: UniSource Energy parent company expenses; UniSource Energy parent company interest expense (net of tax) on the UniSource Convertible Senior Notes and on the UniSource Credit Agreement; income and losses from UED; and income and losses from Millennium investments.
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

			Borrowings	Amount Available
Balances as of	Cash and Cash		under Revolving	under Revolving
July 31, 2009	Equivalents		Credit Facility(1)	Credit Facility
			-Millions of Dollars-
UniSource Energy stand-alone	$1		$65	$5
TEP	11		50	100
UNS Gas	26		—	30	(2)
UNS Electric	17		12	18	(2)
Other	5	(3)	N/A	N/A

Total	$60		$127	$153

(1)	Includes LOCs issued under Revolving Credit Facilities.

(2)	Either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, but the total combined amount borrowed cannot exceed $60 million.

(3)	Includes cash and cash equivalents at UED and Millennium.
Short-term Investments
UniSource Energy has a short-term investment policy which governs the investment of excess cash balances by UniSource Energy and its subsidiaries. We review this policy periodically in response to market conditions to adjust, if necessary, the maturities and concentrations by investment type and issuer in the investment portfolio. As of June 30, 2009, UniSource Energy’s short-term investments consisted of highly-rated and liquid money market funds and commercial paper. These short-term investments are classified as Cash and Cash Equivalents on the Balance Sheet.
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

Executive Overview – UniSource Energy Consolidated Cash Flows

Six Months Ended June 30,	2009	2008
	- Millions of Dollars -
Cash provided by (used in):
Operating Activities	$166	$140
Investing Activities	(199)	(304)
Financing Activities	31	177
Operating Activities
In the first six months of 2009, net cash flows from operating activities were $26 million higher than the same period last year due to: base rate increases at TEP and UNS Electric; lower costs of fuel and purchased energy; lower interest paid on capital leases and long-term debt; and lower income taxes paid.
Investing Activities
Net cash used for investing activities was $105 million lower in the first six months of 2009 compared with the same period in 2008 due to: a $133 million deposit made by TEP last year with the trustee for bonds that matured on August 1, 2008; and a $12 million decrease in capital expenditures in 2009; partially offset by a $31 million investment made by TEP this year to purchase Springerville lease debt in 2009.
Capital Expenditures

	Actual Year-to-Date	Estimate
	June 30, 2009	Full Year 2009
	- Millions of Dollars -
TEP	$152	$245
UNS Gas	8	20
UNS Electric	18	29

UniSource Energy Consolidated	$178	$294

Financing Activities
Net cash flows from financing activities were $146 million lower in the first six months of 2009 compared with the same period last year due primarily to a $191 million reduction in proceeds from the issuance of debt. In 2008, TEP received proceeds of $221 million related to a long-term debt issuance, compared with proceeds of $30 million received by UED in March of 2009 under a 364-day loan. In the first six months of 2009, TEP’s payments for capital lease obligations were $48 million less than the same period last year.
UniSource Energy Credit Agreement
The UniSource Credit Agreement consists of a $30 million amortizing term loan facility and a $70 million revolving credit facility that matures in August 2011. Principal payments of $1.5 million on the outstanding term loan are due quarterly, with the balance due at maturity. At June 30, 2009, there was $12 million outstanding under the term loan facility and $57 million outstanding under the UniSource Energy revolving credit facility at a weighted average interest rate of 1.57%. We have alternative interest calculation options on the term loan and on borrowings under the revolving credit facility. We have the option of paying interest at adjusted LIBOR plus 1.25% or the sum of (i) the greater of (a) the federal funds rate plus 0.5% or (b) the agent bank’s reference rate and (ii) 0.25%.
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
In September 2008 and February 2009, as a result of higher than expected fuel and purchased power costs, UniSource Energy amended its credit agreements to provide more flexibility to meet the required leverage ratio. Although fuel and purchase power expenses have decreased in recent months, current economic conditions could result in lower customer growth rates and lower sales, thus impacting our ability to comply with these covenants.

As of June 30, 2009, we were in compliance with the terms of the UniSource Credit Agreement.
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
Convertible Senior Notes
UniSource Energy has outstanding $150 million of 4.50% Convertible Senior Notes due 2035. Each $1,000 of Convertible Senior Notes is convertible into 27.246 shares of our Common Stock at any time, representing a conversion price of approximately $36.70 per share of our Common Stock, subject to adjustments. The closing price of UniSource Energy’s Common Stock was $27.60 on July 31, 2009.
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
Guarantees
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees at June 30, 2009 were:
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

						2014
						and
Payment Due in Years Ending December 31,	2009	2010	2011	2012	2013	after	Total
	- Millions of Dollars -
Short-Term Debt	$—	$30	$—	$—	$—	$—	$30
Purchase Obligations:
Fuel	2	2	2	1	—	—	7
Purchased Power	—	40	2	2	2	4	50
Transmission	1	1	1	1	1	—	5

Total Additional Contractual Cash Obligations	$3	$73	$5	$4	$3	$4	$92

TEP increased its expected pension plan contributions for 2009 from $16 million to $18 million.
Dividends on Common Stock
The following table shows the dividends declared to UniSource Energy shareholders for 2009:

			Dividend Amount Per Share
Declaration Date	Record Date	Payment Date	of Common Stock
February 13, 2009	February 24, 2009	March 9, 2009	$0.29
May 7, 2009	May 20, 2009	June 15, 2009	$0.29
Income Tax Position
At June 30, 2009, UniSource Energy and TEP had, for federal and state income tax filing purposes: AMT credit carryforward amounts of $48 million and $33 million, respectively; state net operating loss carryforward amounts of $22 million and $17 million, respectively; and a $4 million Capital Loss carryforward at UniSource Energy. These amounts will reduce future tax payments, but will have no income statement impact.
TUCSON ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS
Executive Summary
TEP recorded net income of $27 million in the second quarter of 2009 compared with net income of $6 million in the same period in 2008. For the first six months of 2009, TEP recorded net income of $26 million compared with a net loss of $3 million in the same period last year. The improvement in net income during the second quarter and first six months of 2009 is due primarily to: the elimination of TRA amortization expense that was incurred in 2008; no provision for rate refunds recorded in 2009; the average base rate increase of 6% that went into effect in December 2008; and the recovery of actual fuel and purchased power costs from retail customers.
Beginning on January 1, 2009, TEP implemented a PPFAC. The PPFAC allows recovery of actual fuel and purchased power costs from TEP’s retail customers. The fuel and purchased power costs are off-set by the following, which are credited to the PPFAC: 100% of short-term wholesale revenues, 10% of the profit on trading activity and 50% of the revenues from the sale of SO2 emission allowances. As a result of the PPFAC, relative to prior periods, TEP’s net income should not be as sensitive to changes in fuel and purchased power costs or revenues from short-term wholesale sales.
The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP’s utility operations, unless otherwise noted.

Second Quarter of 2009 Compared with the Second Quarter of 2008
The following factors contributed to the change in TEP’s net income:
•	a $15 million increase in retail revenues due primarily to the base rate increase that took effect in December 2008 and the PPFAC that became effective in January 2009;
•	a provision for rate refunds of $15 million recorded in the second quarter of 2008;
•	a $3 million decrease in long-term wholesale revenues due primarily to lower kWh sales to Salt River Project (SRP) and Navajo Tribal Utility Authority (NTUA);
•	an $8 million decrease in total fuel and purchased energy expense, net of short-term wholesale revenues, due to lower generating output and a decline in the market price of wholesale power and natural gas;
•	an $8 million increase in O&M expense due primarily to: a $3 million increase related to maintenance outages at TEP’s jointly-owned generating plants and a $3 million increase in pension expense;
•	an $11 million increase in depreciation and amortization expense due to: additions to plant in service; new depreciation rates for generation assets; amortization of regulatory assets resulting from the 2008 TEP Rate Order; and a $4 million adjustment related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity;
•	a $7 million decrease in the amortization of TEP’s TRA. In May 2008, the TRA was fully amortized;
•	a $7 million increase in total other income due to interest income related to an income tax refund; and a $3 million adjustment related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity; and
•	a $4 million decrease in total interest expense resulting from lower interest rates on variable rate long-term debt, lower interest on capital leases; and a $2 million adjustment related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity.
In June 2009, TEP adjusted its accounting for a 2006 investment in 14.14% of Springerville Unit 1 lease equity. As a result, TEP recorded a net increase to the income statement of $0.6 million, before tax. The adjustment recorded in June 2009 for the period from July 2006 through June 2009 included additional depreciation expense of $4 million; a reduction of interest expense on capital leases of $2 million; and $3 million of equity in earnings which is included in Other Income on the income statement.
In the second quarters of 2009 and 2008, the net pre-tax benefit recognized by TEP related to Springerville Units 3 and 4 for operating fees and contributions toward common facility costs was $3 million.
Six Months Ended June 30 of 2009 Compared with the same period of 2008
The following factors contributed to the change in TEP’s net income:
•	a $10 million increase in retail revenues due primarily to the base rate increase that took effect in December 2008 and the PPFAC that became effective in January 2009;
•	a provision for rate refunds of $15 million recorded in the second quarter of 2008;
•	a $4 million decrease in long-term wholesale revenues due primarily to lower kWh sales to SRP and NTUA;
•	a $24 million decrease in total fuel and purchased energy expense, net of short-term wholesale revenues, due to lower generating output and a decline in the market price of wholesale power and natural gas;

•	a $24 million increase in O&M expense due in part to: higher planned power plant maintenance costs of $12 million; a $6 million increase in pension expense; and a $3 million increase in expenses related to renewable energy and energy efficiency programs that are offset by revenues collected from customers.
•	a $15 million increase in depreciation and amortization expense due to: additions to plant in service; new depreciation rates for generation assets; amortization of regulatory assets resulting from the 2008 TEP Rate Order; and a $4 million adjustment related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity ;
•	a $24 million decrease in the amortization of TEP’s TRA. In May 2008, the TRA was fully amortized;
•	a $5 million increase in total other income due to interest income related to an income tax refund; and a $3 million adjustment related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity; and
•	a $7 million decrease in total interest expense resulting from expense resulting from lower interest rates on variable rate long-term debt, lower interest on capital leases; and a $2 million adjustment related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity.
In the first six months of 2009 and 2008, the net pre-tax benefit recognized by TEP related to Springerville Units 3 and 4 for operating fees and contributions toward common facility costs was $6 million.
Utility Sales and Revenues
Economic conditions, customer growth, weather and other consumption factors affect retail sales of electricity. Electric wholesale revenues are affected by market prices in the wholesale energy market, regional demand for energy and the availability of TEP generating resources.
The table below provides trend information on retail kWh sales and revenues by major customer class and electric wholesale sales made by TEP during the second quarters of 2009 and 2008, as well as weather data for TEP’s service territory.

			Increase (Decrease)
Three Months Ended June 30,	2009	2008	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	949	944	5	0.5%
Commercial	522	542	(20)	(3.7%)
Industrial	549	567	(18)	(3.1%)
Mining	265	277	(12)	(4.5%)
Public Authorities	71	73	(2)	(1.9%)

Total Electric Retail Sales	2,356	2,403	(47)	(1.9%)

Electric Wholesale Sales Delivered:
Long-term Contracts	165	259	(94)	(36.2%)
Short-term and Trading	449	902	(453)	(50.2%)

Total Electric Wholesale Sales	614	1,161	(547)	(47.1%)

Total Electric Sales	2,970	3,564	(594)	(16.7%)

Electric Retail Revenues (in millions):
Residential	$93	$88	$5	6.2%
Commercial	59	57	2	4.4%
Industrial	43	42	1	2.4%
Mining	16	14	2	13.4%
Public Authorities	6	5	1	7.9%

Revenues excluding REST & DSM	$217	$206	11	5.5%
REST and DSM Revenues	3	(1)	4	NM
Provision for Rate Refunds	—	(15)	15	NM

Total Retail Revenues	$220	$190	$30	15.4%

Electric Wholesale Revenues:
Long-term Contracts	10	13	(3)	(23.7%)
Other Sales	17	65	(48)	(73.8%)
Transmission	5	5	—	(15.1%)

Total Wholesale Revenues	32	83	(51)	(61.3%)

Total Retail and Wholesale Revenues	$252	$273	(21)	(7.8%)

Weather Data:	2009	2008
Cooling Degree Days
Three Months Ended June 30	417	420	(3)	(0.8%)
10-Year Average	440	457

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
TEP Retail Rates
On December 1, 2008, TEP implemented a retail base rate increase averaging 6%. On an annual basis, the average base rate is approximately 8.9 cents per kWh and includes approximately 2.9 cents per kWh for fuel and purchased power expense. TEP also recovers fuel and purchased power costs through the PPFAC. See 2008 TEP Rate Order below for more information. Changes in retail revenues may not correspond to changes in kWh sales due to the base rate increase and changes in retail rate design implemented in December 2008.
Residential and Commercial
Residential kWh sales increased by 0.5% in the second quarter of 2009 compared with the same period last year. Residential revenues increased $5 million or 6.2% during the same period. TEP’s service territory experienced an unusually mild June, as cooling degree days were 25% below the 10-year average for the month of June. The mild June was partially offset by a warmer than normal May.

Commercial kWh sales were 3.7% below the second quarter of 2008, while commercial revenues increased 4.4%. The decrease in commercial kWh sales was driven primarily by economic conditions. Revenues from commercial kWh sales were higher as a result of the base rate increase that became effective in December 2008.
Industrial, Mining and Public Authority
Sales volumes to industrial, mining and public authority customers decreased by a combined 3.4% in the second quarter of 2009 due primarily to the weak economy. Associated revenues increased by $4 million or 5.4% compared with the second quarter of 2008.
Retail Margin Revenues
The table below provides a summary of the margin revenues (revenues excluding base fuel charges included in retail rates, PPFAC and REST and DSM charges) on TEP’s retail sales for the first three months of 2009. Comparable data is not available for 2008 since TEP’s new rate structure went into effect in December 2008.

Three Months Ended June 30, 2009	-millions-	-cents / kWh-
Revenues excluding base fuel, PPFAC, REST/DSM charges
Residential	$62	6.52
Commercial	42	8.17
Industrial	26	4.67
Mining	8	2.93
Public Authorities	4	5.11

Retail Margin Revenues (non-GAAP)*	$142	6.01

Base Fuel & PPFAC Revenues	75	3.15
REST & DSM Revenues	3	0.12

Net Electric Retail Sales (GAAP)	$220	9.16

*	Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Net Electric Retail Sales, which is determined in accordance with GAAP. TEP believes that Retail Margin Revenues provides useful information to investors as a measure of TEP’s ability to pay for operating expenses with retail revenues, after giving effect to related fuel and purchased power expenses.
Long-Term Wholesale Revenues
Revenues from long-term wholesale contracts decreased by $3 million in second quarter of 2009 compared with last year primarily due to lower sales volumes to the Navajo Tribal Utility Authority (NTUA). In 2009, the Navajo Tribal Utility Authority received a greater allotment of federal hydro power as hydro conditions in the Colorado River basin have been above normal. In addition, low gas prices made it more economic for one of their major customers to self-generate than to purchase power from NTUA. These factors led NTUA to purchase 50% less energy under its agreement with TEP compared with the second quarter of last year. The gross margin (long-term wholesale revenues less the cost of energy, which is based on TEP’s average fuel and purchased power costs) on TEP’s long-term wholesale sales during the second quarter of 2009 was $4 million.
Short-Term Wholesale and Trading Revenues
All of the revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity are credited to fuel and purchased power costs eligible for recovery in the PPFAC. See Operating Expenses, Fuel and Purchased Power Expense, and 2008 TEP Rate Order, Purchased Power and Fuel Adjustment Clause, below for more information.

			Increase (Decrease)
Six Months Ended June 30,	2009	2008	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	1,676	1,717	(41)	(2.4%)
Commercial	925	957	(32)	(3.3%)
Industrial	1,039	1,084	(45)	(4.2%)
Mining	524	544	(20)	(3.7%)
Public Authorities	122	128	(6)	(4.9%)

Total Electric Retail Sales	4,286	4,430	(144)	(3.3%)

Electric Wholesale Sales Delivered:
Long-term Contracts	440	570	(130)	(22.8%)
Other Sales	1,004	1,534	(530)	(34.6%)

Total Electric Wholesale Sales	1,444	2,104	(660)	(31.4%)

Total Electric Sales	5,730	6,534	(804)	(12.3%)

Electric Retail Revenues (in millions):
Residential	$158	$153	$5	3.1%
Commercial	100	99	1	0.7%
Industrial	77	78	(1)	(2.0%)
Mining	29	28	1	5.5%
Public Authorities	9	9	—	(1.1%)

Revenues excluding REST & DSM	$373	$367	$6	1.5%
Provision for Rate Refunds	—	(15)	15	NM
REST and DSM Revenues	5	—	5	NM

Total Retail Revenues	$378	$352	$26	7.2%

Electric Wholesale Revenues:
Long-term Contracts	24	29	(5)	(15.5%)
Short-term and Trading	38	97	(59)	(60.8%)
Transmission	8	9	(1)	2.8%

Total Wholesale Revenues	70	135	(65)	(48.3%)

Total Retail and Wholesale Revenues	$448	$487	($39)	(8.2%)

Weather Data:	2009	2008
Cooling Degree Days
Six Months Ended June 30	417	420	(3)	(0.7%)
10-Year Average	441	457

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
Residential and Commercial
Residential kWh sales decreased by 2.4% in the first six months of 2009 due primarily to a weak economy and mild weather, while residential revenues increased $5 million or 3.1% during the same period. Heating degree days in the first three months of 2009 were 20% below the 10-year average, while cooling degree days in the second quarter of 2009 were 0.7% below the 10-year average.
Commercial kWh sales were 3.3% below the first six months of 2008, while commercial revenues increased 0.7%. The decrease in commercial kWh sales was driven primarily by weak economic conditions. Revenues from commercial kWh sales increased by $1 million as a result of the base rate increase that became effective in December 2008.

Industrial, Mining and Public Authorities
Sales volumes to industrial, mining and public authority customers decreased by a combined 4.1% in the first six months of 2009 due primarily to the weak economy. Associated revenues were flat compared with the same period last year.
Retail Margin Revenues
The table below provides a summary of the margin revenues (retail revenues excluding base fuel, PPFAC and REST and DSM charges) on TEP’s retail sales for the first six months of 2009. Comparable data is not available for 2008 since TEP’s new rate structure went into effect in December 2008.

Six Months Ended June 30, 2009	-millions-	-cents / kWh-
Revenues excluding fuel, PPFAC, REST/DSM charges
Residential	$107	6.39
Commercial	73	7.88
Industrial	48	4.57
Mining	16	3.05
Public Authorities	6	4.91

Retail Margin Revenues (non-GAAP)*	$250	5.82
Base Fuel & PPFAC Revenues	123	2.87
REST & DSM Revenues	5	0.12

Net Electric Retail Sales (GAAP)	$378	8.81

*	Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Net Electric Retail Sales, which is determined in accordance with GAAP. TEP believes that Retail Margin Revenues provides useful information to investors as a measure of TEP’s ability to pay for operating expenses with retail revenues, after giving effect to related fuel and purchased power expenses.
Long-Term Wholesale Revenues
Revenues from long-term wholesale contracts decreased by $4 million in the first six months of 2009 compared with the same period last year primarily due to lower sales volumes during the second quarter to the Navajo Tribal Utility Authority (NTUA). In 2009, the Navajo Tribal Utility Authority received a greater allotment of federal hydro power as hydro conditions in the Colorado River basin have been above normal. In addition, low gas prices made it more economic for one of their major customers to self-generate than to purchase power from NTUA. These factors led NTUA to purchase 50% less energy under its agreement with TEP compared with the second quarter of last year. The gross margin (long-term wholesale revenues less the cost of energy, which is based on TEP’s average fuel and purchased power costs) on TEP’s long-term wholesale sales during the first half of 2009 was $11 million.
Other Revenues

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	- Millions of Dollars -		- Millions of Dollars -
Revenue related to Springerville Units 3 and 4	$14	$16	$27	$26
Other Revenue	6	5	10	9

Total Other Revenue	$20	$21	$37	$35

Revenue related to Springerville Units 3 and 4 includes rental payments, fees, fuel expense, and reimbursement of O&M costs incurred by TEP on behalf of the Units 3 and 4. See O&M below for additional information about O&M expense related to Springerville Units 3 and 4.

Fuel and Purchased Power Expense

	Generation and
TEP	Purchased Power		Expense
Three Months Ended June 30,	2009	2008	2009	2008
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation	2,128	2,779	$45	$57
Gas-Fired Generation	224	216	19	18
Solar and Other	8	3	—	—

Total Generation (1)	2,360	2,998	64	75
Total Purchased Power	866	825	36	79

Total Resources	3,226	3,823	$100	$154

Less Line Losses and Company Use	(256)	(259)

Total Energy Sold	2,970	3,564

(1)	Generation expense in the second quarters of 2009 and 2008 exclude $1 million and $2 million, respectively, related to Springerville Unit 3; these expenses were reimbursed by Tri-State and recorded in Other Revenue.

	Generation and
TEP	Purchased Power		Expense
Six Months Ended June 30,	2009	2008	2009	2008
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation	4,240	5,297	$88	$113
Gas-Fired Generation	393	417	26	27
Solar and Other	13	5	—	—

Total Generation (1)	4,646	5,719	114	140
Total Purchased Power	1,517	1,255	59	111

Total Resources	6,163	6,974	$173	$251

Less Line Losses and Company Use	(433)	(440)

Total Energy Sold	5,730	6,534

(1)	Generation expense in the first six months of 2009 and 2008 exclude $2 million and $3 million, respectively, related to Springerville Unit 3; these expenses were reimbursed by Tri-State and recorded in Other Revenue.
PPFAC
TEP’s PPFAC became effective on January 1, 2009. The PPFAC allows recovery of fuel and purchased power costs, including demand charges, transmission costs and prudent costs for hedging fuel and purchased power costs. See 2008 TEP Rate Order, Purchased Power and Fuel Adjustment Clause, below for more information.
Energy Resources
In the second quarter and first six months of 2009, coal-fired generation decreased by 23% and 20%, respectively, due to lower retail energy demand and the switching of fuel at Sundt 4 from coal to natural gas. The lower generating output led to decreases in coal-related fuel expense of $12 million and $25 million in the second quarter and first six months of 2009, respectively.
Wholesale market prices for power were lower during the first six months of 2009 compared with last year, making it more economic for TEP to purchase power rather than run its own gas-fired generation. As a result, purchased power volumes increased 5% during the second quarter of 2009 and 21% during the first six months of 2009. Gas-fired generation increased during the second quarter of 2009 due to the switching of fuel at Sundt 4; however, during the first six months of 2009, gas-fired generation decreased by 6% compared with the same period last year.

The table below summarizes TEP’s cost per kWh generated or purchased.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	-cents per		-cents per
	kWh generated-		kWh generated-
Coal	2.11	2.05	2.08	2.13
Gas	8.48	8.33	6.62	6.47
Purchased Power	4.16	9.58	3.89	8.84
Market Prices
As a participant in the Western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions. The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index was 68% lower in the second quarter and 61% lower in the first six months of 2009 compared with the same periods last year. The average price for natural gas based on the Permian Index was 71% lower during the second quarter of 2009 compared with the second quarter of 2008 and 62% lower during the first six months of 2009 compared with the same period last year. We cannot predict whether changes in various factors that influence demand and supply will cause prices to change for the remainder of 2009.

Average Market Price for Around-the-Clock Energy	$/MWh
Quarter ended June 30, 2009	$25
Quarter ended June 30, 2008	79

Six months ended June 30, 2009	$28
Six months ended June 30, 2008	72

Average Market Price for Natural Gas	$/MMBtu
Quarter ended June 30, 2009	$2.76
Quarter ended June 30, 2008	9.44

Six months ended June 30, 2009	$3.17
Six months ended June 30, 2008	8.37
Other Operating Expenses
TRA Amortization
TEP did not record any TRA amortization in the second quarter or first six months of 2009, as the TRA balance was amortized to zero in May 2008. TRA amortization was $7 million in the second quarter of 2008 and $24 million in the first six months of 2008. Amortization of the TRA was the result of the 1999 Settlement Agreement with the ACC, which changed the accounting method for TEP’s generation operations. This item reflected the recovery, through 2008, of transition recovery assets which were previously regulatory assets of the generation business.

O&M
The table below summarizes the items included in TEP’s O&M expense.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	-Millions of Dollars-		-Millions of Dollars-
Other O&M	$57	$50	$121	$101
Reimbursed expenses related to Springerville Units 3 and 4	9	10	18	17
Expenses related to customer-funded renewable energy and DSM programs(1)	3	1	5	2

Total O&M	$69	$61	$144	$120

(1)	Represents expenses related to TEP’s customer-funded renewable energy programs; the offsetting funds collected from customers are recorded in retail revenue.
The increase in Other O&M expense during the second quarter and first six months of 2009, excluding reimbursed expenses and expenses related to renewable energy and DSM programs, is due primarily to higher pension expense and an increase in planned maintenance expense on TEP’s generating units compared with the same periods last year. As a result of the weak economy and lower customer growth rates, TEP is taking steps to reduce the level of O&M increases compared with 2008.
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
On a cash basis, Fixed CTC revenue to be refunded ($58 million collected from May 2008 to November 30, 2008) will be credited to customers as an offset to the PPFAC. This credit will off-set the forward and true-up components of the PPFAC, resulting in a PPFAC charge of zero until the Fixed CTC revenue to be refunded is fully credited, which is expected to occur over the next 36 to 48 months beginning April 1, 2009.

El Paso Electric Dispute
TEP was a party to a proceeding at FERC that involved the interpretation of the 1982 Power Exchange and Transmission Agreement (1982 Agreement) between TEP and El Paso. The dispute related to TEP’s ability to use existing rights for the transmission of power from Luna into TEP’s system. On November 13, 2008, the FERC issued a decision that supported TEP’s position. As a result of the ruling, El Paso refunded to TEP pre-tax amounts of $10 million in disputed transmission charges and $1 million of accrued interest. TEP is no longer accruing transmission charges under this agreement. In January 2009, FERC granted El Paso’s request for a rehearing in this matter. As a result of the pending appeal process, TEP’s 2008 net income does not reflect the refund made by El Paso. TEP does not expect to recognize any income related to this refund until the appeals process is fully resolved.
In December 2008, TEP filed a complaint in the U.S. Federal District Court against El Paso seeking a $2 million reimbursement for transmission charges paid by TEP to PNM for transmission service in an attempt to mitigate TEP’s damages before FERC issued its decision in November 2008. On February 23, 2009, El Paso filed a motion to dismiss TEP’s complaint, or in the alternative, requested a stay in the proceeding pending further resolution by FERC. In April 2009, TEP filed a response requesting that the court deny El Paso’s motion, followed by an El Paso reply in May 2009. TEP cannot predict the timing or outcome of this lawsuit.
Pension and Postretirement Benefit Expense
In the second quarters of 2009 and 2008, TEP charged $5 million and $3 million, respectively, of pension and postretirement benefit expenses to O&M expense. For the first six months of 2009 and 2008, the charges were $11 million and $5 million, respectively. For the full year 2009, TEP expects to charge $18 million of pension and postretirement benefit expense to O&M expense. The increase in 2009 compared with 2008 is due primarily to a decline in the market value of the pension asset values, as well as decreases in the discount rates used to calculate the benefit obligations and net periodic benefit costs. See Note 9. Employee Benefit Plans, for more information.
Fair Value Measurements
As described in Note 11 of the Notes to Condensed Consolidated Financial Statements, TEP adopted accounting rules for fair value measurements, on January 1, 2008 which, among other things, establishes a three-tier value hierarchy, based on the valuation techniques used to determine the fair value of derivative assets and liabilities.
The following table sets forth, by level within the fair value hierarchy, TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009. As required by fair value accounting rules, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	TEP
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	June 30, 2009
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$9	$—	$—	$9
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	12	—	12
Collateral Posted (5)	—	9	—	9
Energy Contracts (3)	—	1	13	14

Total Assets	$9	$22	$13	$44

Liabilities
Energy Contracts (3)	$—	$(24)	$(17)	$(41)
Interest Rate Swaps (4)	—	(6)	—	(6)

Total Liabilities	—	(30)	(17)	(47)

Net Total Assets and (Liabilities)	$9	$(8)	$(4)	$(3)

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of Commercial Paper and Money Market Funds.

(2)	Level 2 investments consist of amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan (SERP) benefits. The valuation is based on quoted prices, traded in active markets. These investments are included in Investments and Other Property – Other in the UniSource Energy and TEP balance sheets.

(3)	Energy contracts include gas swap agreements (Level 2); gas collars (Level 3); forward power purchase and sales contracts (Level 3); and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The valuation techniques are described below.

(4)	Interest Rate Swaps are valued based on the six month LIBOR index.

(5)	Collateral provided for energy contracts with counterparties to reduce credit risk exposure.
For 2009 year-to-date, TEP recorded unrealized losses of $8 million in net regulatory assets, $5 million of which related to the change in fair value of Level 2 gas swaps, due to lower forward gas prices. The remaining $3 million related to the change in the fair value of Level 3 forward power contracts.
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
LIQUIDITY AND CAPITAL RESOURCES
TEP Cash Flows
The table below shows the cash available to TEP after capital expenditures, scheduled debt payments and payments on capital lease obligations:

Six Months Ended June 30,	2009	2008
	-Millions of Dollars-
Net Cash Flows – Operating Activities (GAAP)	$102	$131
Amounts from Statements of Cash Flows:
Less: Capital Expenditures	(151)	(156)

Net Cash Flows after Capital Expenditures (non-GAAP)*	(49)	(25)
Amounts from Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(14)	(62)
Plus: Proceeds from Investment in Lease Debt	1	11

Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	$(62)	$(76)

Six Months Ended June 30,	2009	2008
	-Millions of Dollars-
Net Cash Flows – Operating Activities (GAAP)	$102	$131
Net Cash Flows – Investing Activities (GAAP)	(178)	(271)
Net Cash Flows – Financing Activities (GAAP)	47	157
Net Cash Flows after Capital Expenditures (non-GAAP)*	(49)	(25)
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	(62)	(76)

*	Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments, both non-GAAP measures of liquidity, should not be considered as alternatives to Net Cash Flows - Operating Activities, which is determined in accordance with GAAP as a measure of liquidity. TEP believes that Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments provide useful information to investors as measures of liquidity and its ability to fund its capital requirements, make required payments on debt and capital lease obligations, and pay dividends to UniSource Energy.
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

Operating Activities
In the first six months of 2009, net cash flows from operating activities decreased by $29 million compared with 2008. Net cash flows were impacted by:
•	a $15 million increase in cash receipts from retail and wholesale electric sales, less fuel and purchased power costs, resulting from lower wholesale sales, fuel costs and purchased power costs; and
•	an $8 million decrease in total interest paid resulting from lower rates on variable rate debt and lower capital lease interest paid; offset by
•	a $36 million increase in O&M costs related primarily to planned major plant outage and maintenance costs and general cost pressures resulting from inflation and other economic factors; and
•	an $11 million increase in performance deposit payments.
Investing Activities
Net cash used for investing activities was $93 million lower in the first six months of 2009 compared with 2008 primarily due to: a $133 million deposit made last year by TEP to the trustee for bonds that matured in August 2009; and a $4 million decrease in capital expenditures; partially offset by a $31 million investment in Springerville Unit 1 lease debt. See Financing Activities, Investments in Springerville Lease Debt and Equity, below for more information.
Financing Activities
Net cash proceeds from financing activities were $109 million lower in the first six months of 2009 compared with the same period in 2008 due to: proceeds of $221 million received last year related to a long-term debt issuance; partially offset by a $20 million increase in net proceeds from revolving credit facility borrowings; a $30 million capital contribution from UniSource Energy; and a decrease in payments for capital lease obligations of $48 million.
TEP Credit Agreement
The TEP Credit Agreement consists of a $150 million revolving credit facility and a $341 million letter of credit facility which supports $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement matures in 2011 and is secured by $491 million of Mortgage Bonds. At June 30, 2009, there were $40 million in borrowings outstanding and $1 million in letters of credit outstanding under the Revolving Credit Facility.
As of June 30, 2009, TEP was in compliance with the terms of the TEP Credit Agreement.
TEP Letter of Credit Facility
TEP has a $132 million letter of credit and reimbursement agreement (2008 TEP Letter of Credit Facility) that expires in April 2011. The 2008 TEP Letter of Credit Facility supports $130 million of variable rate tax-exempt IDBs. As of June 30, 2009, TEP was in compliance with the terms of its 2008 Letter of Credit Facility.
Capital Contribution from UniSource Energy
In March 2009, UniSource Energy contributed $30 million of capital to TEP. TEP used the proceeds to purchase Springerville Unit 1 lease debt. See Investments in Springerville Lease Debt and Equity, below.
Interest Rate Risk
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations, as well as borrowings under its revolving credit facility. As a result, TEP may be required to pay significantly higher rates of interest on outstanding variable rate debt and borrowings under its revolving credit facility. At June 30, 2009 and June 30, 2008, TEP had $459 million in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest payable under the indentures for the bonds is 10% on the $130 million of 2008 Pima B Bonds and 20% on the other $329 million in IDBs. During 2008, the average rates paid ranged from 1.15% to 8.09%. During 2009, the average rates paid have ranged from 0.32% to 0.57%. At July 31, 2009, the average rate on the debt was 0.32%.

Capital Lease Obligations
At June 30, 2009, TEP had $532 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts in each of the obligations.

	Capital Lease Obligation
	Balance		Renewal/Purchase
Leased Asset	at June 30, 2009	Expiration	Option
	- Millions of Dollars -
Springerville Unit 1	$317	2015	Fair market value purchase option

Springerville Coal Handling Facilities	94	2015	Fixed price purchase option

Springerville Common Facilities	108	2020	Fixed price purchase option

Sundt Unit 4	13	2011	Fair market value purchase option

Total Capital Lease Obligations	$532

Except for TEP’s 14% equity ownership in the Springerville Unit 1 Leases and its 13% equity ownership in the Springerville Coal Handling Facilities, TEP will not own these assets at the expiration of the leases. TEP may renew the leases or purchase the leased assets at such time. The renewal and purchase options for Springerville Unit 1 and Sundt Unit 4 are generally for fair market value as determined at that time, while the purchase price option is fixed for the Springerville Coal Handling Facilities and Common Facilities. TEP’s capital lease obligation balances decline over time due to the normal capital lease payments made by TEP. See Note. 4 Debt, Credit Facilities and Capital Lease Obligations for more information about the fixed purchase price amounts.
Investments in Springerville Lease Debt and Equity
At June 30, 2009, TEP had $145 million of investments in lease debt and equity on its balance sheet. In March 2009, TEP made a $31 million purchase of Springerville Unit 1 lease debt.
Income Tax Position
See UniSource Energy Consolidated, Liquidity and Capital Resources, Income Tax Position, above.
Contractual Obligations
There have been no significant changes in our contractual obligations or other commercial commitments from those reported in TEP’s 2008 Annual Report on Form 10-K, other than the following purchase obligations entered into in 2009:

						2014
Payment Due in Years						and
Ending December 31,	2009	2010	2011	2012	2013	after	Total
	- Millions of Dollars -
Purchase Obligations:
Purchased Power	—	19	2	2	2	4	29
Transmission	1	1	1	1	1	—	5

Total Additional Contractual Cash Obligations	$1	$20	$3	$3	$3	$4	$34

TEP increased its expected pension plan contributions for 2009 from $16 million to $18 million.

Dividends on Common Stock
TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants. As of June 30, 2009, TEP was in compliance with the terms of the TEP Credit Agreement.
The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis for TEP to pay dividends from current year earnings.
UNS GAS
RESULTS OF OPERATIONS
UNS Gas reported net income of less than $1 million in the second quarters of 2009 and 2008. In the first six months of 2009, UNS Gas reported net income of $5 million compared with $7 million in the same period last year.
The table below provides summary financial information for UNS Gas.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	- Millions of Dollars -		-Millions of Dollars-
Gas Revenues	$26	$32	$85	$97
Other Revenues	1	1	2	2

Total Operating Revenues	27	33	87	99

Total Purchased Gas and PGA Expense	17	22	58	67
Other Operations and Maintenance Expense	6	6	12	13
Depreciation and Amortization	2	2	4	3
Taxes other than Income Taxes	1	1	2	2

Total Other Operating Expenses	26	31	76	85

Operating Income	1	2	11	14

Total Interest Expense	1	2	3	3
Income Tax Expense (Benefit)	—	—	3	4

Net Income	$—	$—	5	7

The table below shows UNS Gas’ therm sales and revenues for the second quarters of 2009 and 2008.

			Increase (Decrease)
Three Months Ended June 30,	2009	2008	Amount	Percent
Energy Sales, Therms (in millions)
Gas Retail Sales:
Residential	9.8	9.9	(0.1)	(1.4%)
Commercial	5.3	5.4	(0.1)	(1.6%)
Industrial	0.5	0.3	0.2	61.5%
Public Authorities	0.8	1.0	(0.2)	(10.0%)

Total Gas Retail Sales	16.4	16.6	(0.2)	(0.9%)

Transport	8.8	9.7	(0.9)	(9.9%)
Negotiated Sales Program (NSP)	6.9	7.5	(0.6)	(8.0%)

Total Gas Sales	32.1	33.8	(1.7)	(5.1%)

Gas Retail Revenues (in millions):
Non-Fuel Retail Base Revenues:
Residential	$6.6	$6.7	($0.1)	(1.3%)
Commercial	1.9	1.9	—	(1.5%)
Industrial	0.1	—	0.1	NM
Public Authorities	0.2	0.3	(0.1)	(1.2%)

Total Retail Non-Fuel Base Revenues	$8.8	$8.9	($0.1)	(1.2%)
Transport	0.8	0.9	(0.1)	(15.4%)
Negotiated Sales Program (NSP)	2.7	7.9	(5.2)	(66.5%)

Total Non-Fuel Base Revenues	$12.2	$17.7	$(5.5)	(31.2%)

Retail Fuel Revenues:
Recovered From Customers	$13.5	$14.1	(0.6)	(4.1%)

DSM Revenues Collected from Customers	0.1	0.1	—	3.1%

Total Gas Revenues	$25.8	$31.9	($6.1)	(19.1%)

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
Retail therm sales decreased by 0.9% in the second quarter of 2009 compared with the same period last year due to mild weather, slower customer growth and general economic conditions.
Through a Negotiated Sales Program (NSP) approved by the ACC, customers who receive gas transmission services from UNS Gas may also elect to purchase gas from UNS Gas. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the PGA mechanism which reduces the gas commodity price.

The table below shows UNS Gas’ therm sales and revenues for the first half of 2009 and 2008.

			Increase (Decrease)
Six Months Ended June 30,	2009	2008	Amount	Percent
Energy Sales, Therms (in millions)
Gas Retail Sales:
Residential	39.4	44.7	(5.3)	(12.0%)
Commercial	15.7	17.6	(1.9)	(10.6%)
Industrial	1.1	1.0	0.1	5.2%
Public Authorities	3.7	4.4	(0.7)	(15.4%)

Total Gas Retail Sales	59.9	67.7	(7.8)	(11.6%)

Transport	18.5	17.9	0.6	3.3%
Negotiated Sales Program (NSP)	15.5	13.9	1.6	11.2%

Total Gas Sales	93.9	99.5	(5.6)	(5.7%)

Gas Retail Revenues (in millions):
Non-Fuel Retail Base Revenues:
Residential	$19.5	$21.4	($1.9)	(8.8%)
Commercial	5.0	5.6	(0.6)	(9.6%)
Industrial	0.1	0.1	—	(3.4%)
Public Authorities	1.0	1.1	(0.1)	(12.4%)

Total Retail Non-Fuel Base Revenues	$25.6	$28.2	($2.6)	(9.1%)

Transport	1.7	1.8	(0.1)	(2.6%)
Negotiated Sales Program (NSP)	7.0	12.9	(5.9)	(45.7%)

Total Non-Fuel Base Revenues	$34.3	$42.9	($8.6)	(20.0%)

Retail Fuel Revenues:
Recovered From Customers	$50.7	54.3	(3.6)	(6.7%)

DSM Revenues Collected from Customers	0.2	0.1	0.1	100.0%

Total Operating Revenues	$85.2	$97.4	($12.2)	(12.5%)

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
Retail therm sales were 11.6% lower in the first six months of 2009 compared with the same period last year due to mild weather, slower customer growth and general economic conditions. The lower gas sales volumes resulted in a $3 million, or 9.1%, decrease in non-fuel retail revenues.

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
At any time UNS Gas’ PGA bank balance is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC. When the PGA bank balance reaches an over-collected balance of $10 million on a billed to customers basis, UNS Gas is required to make a filing so that the ACC can determine how the over-collected balance should be returned to customers. On June 30, 2009, the PGA bank balance was over-collected by $8 million.
2008 General Rate Case Filing
In November 2008, UNS Gas filed a general rate case with the ACC on a cost of service basis. UNS Gas is seeking a 6%, or $9.5 million, rate increase. The rate increase requested by UNS Gas was based on an original cost rate base of $182 million and an 11% ROE. On June 8, 2009, the ACC staff and other intervenors filed testimony in this proceeding. The ACC staff recommended a rate increase of $3.4 million based on an original cost rate base of $178 million and a 10% ROE. Hearings before an administrative law judge (ALJ) are scheduled to begin August 10, 2009. UNS Gas expects the ACC to issue a final order in the fourth quarter of 2009. UNS Gas cannot predict the outcome of this general rate case proceeding.
Fair Value Measurements
UNS Gas adopted accounting rules for fair value measurements, on January 1, 2008. See Tucson Electric Power, Factors Affecting Results of Operations, above, for more information about fair value accounting rules.
The following table sets forth, by level within the fair value hierarchy, UNS Gas’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009. As required by fair value accounting rules, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Gas
	June 30, 2009
	- Millions of Dollars -
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total

Cash Equivalents(1)	$21	$—	$—	$21
Cash Collateral(2)	—	4	—	4
Energy Contracts(3)	—	(11)	—	(11)

Total	$21	$(7)	$—	$14

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of Commercial Paper and Money Market Funds.

(2)	Collateral provided to energy contract counterparties to reduce credit risk exposure.

(3)	Energy contracts include gas swap agreements (Level 2) entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The amounts include current and non-current liabilities and are net of current and non-current assets.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
UNS Gas’ capital requirements consist primarily of capital expenditures. In the first six months of 2009, capital expenditures were $7 million. UNS Gas expects internal cash flows to fund its future operating activities and a large portion of its construction expenditures. Sources of funding future capital expenditures could include draws on the revolving credit facility, additional credit lines, the issuance of long-term debt, or capital contribution from UniSource Energy. UNS Gas may need to rely more heavily on external funding sources for capital expenditures until it receives a decision in the rate case filed in November 2008. See 2008 General Rate Case Filing, above.
Operating Cash Flow and Capital Expenditures
The table below provides summary cash flow information for UNS Gas.

Six Months Ended June 30,	2009	2008
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$26	$6
Investing Activities	(7)	(8)
Financing Activities	—	2

Net Increase (Decrease) in Cash	19	—
Beginning Cash	7	19

Ending Cash	$26	$19

Operating cash flows increased in the first six months of 2009 due primarily to lower purchased energy costs paid.
UNS Gas/UNS Electric Revolver
The UNS Gas/UNS Electric Revolver is a $60 million unsecured revolving credit facility which matures in August 2011. Either borrower may borrow up to a maximum of $45 million so long as the combined amount borrowed does not exceed $60 million.
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. As of June 30, 2009, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver. As of July 31, 2009, UNS Gas had no outstanding borrowings or letters of credit under the UNS Gas/UNS Electric Revolver.
Interest Rate Risk
UNS Gas is subject to interest rate risk resulting from changes in interest rates on its borrowings under its revolving credit facility. The interest paid on revolving credit borrowings is variable. As a result of recent volatility in interest rates, UNS Gas may be required to pay higher rates of interest on borrowings under its revolving credit facility.
Senior Unsecured Notes
UNS Gas has $100 million of senior unsecured notes outstanding consisting of $50 million of 6.23% Notes due in 2011 and $50 million of 6.23% Notes due in 2015, each of which are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test. As of June 30, 2009, UNS Gas was in compliance with the terms of its note purchase agreement.

Contractual Obligations
There have been no significant changes in UNS Gas’ contractual obligations or other commercial commitments from those reported in our 2008 Annual Report on Form 10-K, other than the following purchase obligations entered into in 2009:

						2014
Payment Due in Years						and
Ending December 31,	2009	2010	2011	2012	2013	after	Total
	- Millions of Dollars -
Purchase Obligations:
Fuel	$2	$2	$2	$1	$—	$—	$7
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
UNS ELECTRIC
RESULTS OF OPERATIONS
UNS Electric reported net income of $2 million in the second quarter of 2009 compared with $1 million in the second quarter of 2008. In the first six months of 2009 and 2008, UNS Electric reported net income of $2 million and $1 million, respectively.
Similar to TEP, UNS Electric’s operations are generally seasonal in nature, with peak energy demand occurring in the summer months.
The table below provides summary financial information for UNS Electric.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	- Millions of Dollars -		-Millions of Dollars-
Retail Electric Revenues	$47	$43	$91	$80
Wholesale Electric Revenues	1	3	3	3
Other Revenues	—	—	—	—

Total Operating Revenues	48	46	94	83

Purchased Energy Expense	23	31	44	54
Fuel Expense	4	2	8	2
Transmission Expense	2	3	5	4
Increase (Decrease) to reflect PPFAC Recovery	4	(3)	10	(2)
Other Operations and Maintenance Expense	6	6	11	11
Depreciation and Amortization	4	4	7	7
Taxes other than Income Taxes	1	1	2	2

Total Other Operating Expenses	44	44	87	78

Operating Income	4	2	7	5

Other Income	—	—	—	—
Total Interest Expense	2	1	3	3
Income Tax Expense	—	—	2	1

Net Income	$2	$1	$2	$1

The table below shows UNS Electrics’ kWh sales and revenues for the second quarters of 2009 and 2008.

			Increase (Decrease)
Three Months Ended June 30,	2009	2008	Amount	Percent
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	184.1	183.7	0.4	0.2%
Commercial	159.6	167.5	(7.9)	(4.7%)
Industrial	49.4	47.8	1.6	3.5%
Mining	39.7	6.2	33.5	NM
Public Authorities	0.5	0.6	(0.1)	(16.7%)

Total Electric Retail Sales	433.3	405.8	27.5	6.8%

Electric Wholesale Sales	36.5	26.4	10.1	38.0%

Total Electric Sales	469.8	432.2	37.6	8.7%

Electric Retail Revenues (in millions):
Non-Fuel Retail Base Revenues:
Residential	$4.7	$5.4	($0.7)	(11.8%)
Commercial	5.8	5.8	—	0.8%
Industrial	1.6	0.3	1.3	NM
Mining	0.8	0.5	0.3	80.3%
Public Authorities	0.1	—	0.1	(14.5%)

Total Retail Non-Fuel Base Revenues	$13.0	$12.0	$1.0	8.4%

Electric Wholesale Revenues	1.1	2.5	(1.4)	(54.5%)

Total Non-Fuel Base Revenues	$14.1	$14.5	($0.4)	(2.3%)

Retail Fuel Revenues:
Recovered From Customers	$33.2	$31.1	$2.1	6.6%

DSM and REST Revenues Collected from Customers	1.0	0.1	0.9	NM

Total Electric Revenues	$48.3	$45.7	$2.6	5.7%

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
In the second quarter of 2009, there was no change in residential kWh sales compared with the second quarter of 2008. Warmer weather was mostly offset by weak economic conditions. Sales to UNS Electric’s mining customer increased as the mine expanded its production output. See Factors Affecting Results of Operations, 2008 UNS Electric Rate Order, below.

			Increase (Decrease)
Six Months Ended June 30,	2009	2008	Amount	Percent
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	350.7	367.0	16.3	(4.4%)
Commercial	293.2	302.0	(8.8)	(2.9%)
Industrial	87.8	92.6	(4.8)	(5.1%)
Mining	73.6	11.7	61.9	NM
Public Authorities	1.1	1.2	(0.1)	(7.8%)

Total Electric Retail Sales	806.4	774.5	31.9	4.1%

Electric Wholesale Sales	74.1	27.0	47.1	NM

Total Electric Sales	880.5	801.5	79.0	9.9%

Electric Retail Revenues (in millions):
Non-Fuel Retail Base Revenues:
Residential	$9.1	$11.1	($2.0)	(18.7%)
Commercial	10.8	10.1	0.7	7.3%
Industrial	3.5	0.8	2.7	NM
Mining	1.1	0.5	0.6	NM
Public Authorities	0.1	0.1	—	(4.4%)

Total Retail Non-Fuel Base Revenues	$24.6	$22.6	$2.0	8.8%

Electric Wholesale Revenues	2.4	2.5	(0.1)	(4.4%)

Total Non-Fuel Base Revenues	$27.0	$25.1	$1.9	7.5%

Retail Fuel Revenues:
Recovered From Customers	64.5	57.0	7.5	13.2%

DSM and REST Revenues Collected from Customers	1.7	0.2	1.5	NM

Total Electric Revenues	$93.2	$82.3	$10.9	13.3%

In the first six months of 2009, total retail kWh sales increased 4.1% compared with the same period last year. Non-mining kWh sales decreased by 3.8% due in part to weak economic conditions. Sales to UNS Electric’s mining customer increased as the mine expanded its production output compared with the first half of 2008.
UNS Electric’s retail customer base did not change compared with June 30, 2008.
FACTORS AFFECTING RESULTS OF OPERATIONS
Rates
2008 UNS Electric Rate Order
In May 2008, the ACC issued an order authorizing a 2.5%, or $4 million base rate increase effective June 1, 2008. UNS Electric had requested a 5.5%, or $8.5 million base rate increase.
Purchased Power and Fuel Adjustment Clause
As part of the 2008 ACC order, a new PPFAC mechanism took effect on June 1, 2008. The PPFAC mechanism has a forward component and a true-up component. The forward component of the PPFAC rate is based on forecasted fuel and purchased power costs. The true-up component reconciles actual fuel and purchased power costs with the amounts collected in the prior year and any amounts under/over-collected will be collected/credited from/to customers. The ACC approved a cap on the PPFAC forward component of 1.73 cents per kWh, resulting in total fuel and purchased power recovery of approximately 8.7 cents per kWh, an increase of approximately 1.7 cents per kWh in UNS Electric’s average retail rate. On April 1, 2009, UNS Electric filed a request with the ACC for a PPFAC rate that credits 1.06 cents per kWh. This results in a total fuel and purchased power recovery of approximately 6.06 cents per kWh that became effective on June 1, 2009.
2009 General Rate Case Filing
On April 30, 2009, UNS Electric filed a rate case application with the ACC seeking a base rate increase of 7.4% or $13.5 million. UNS Electric’s filing also included a proposal to acquire, and put into its rate base, BMGS, the gas-fired facility in UNS Electric’s service territory that is owned and operated by UED. The proposed acquisition and inclusion of BMGS in rate base would not impact the amount of the total rate increase requested by UNS Electric. Hearings before an ACC administrative law judge are scheduled to begin February 2, 2010.
Fair Value Measurements
UNS Electric adopted accounting rules for fair value measurements, on January 1, 2008. See Tucson Electric Power, Factors Affecting Results of Operations, above, for more information about fair value accounting rules.
The following table sets forth, by level within the fair value hierarchy, UNS Electric’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009. As required by fair value accounting rules, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Electric
	June 30, 2009
	- Millions of Dollars -
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total

Cash Equivalents(1)	$10	$—	$—	$10
Cash Collateral(2)	—	1	—	1
Energy Contracts(3)	—	(9)	$(19)	(28)

Total	$10	$(8)	$(19)	$(17)

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of Money Market Funds.

(2)	Collateral provided to energy contract counterparties to reduce credit risk exposure.

(3)	Energy contracts include gas swap agreements (Level 2), gas collars (Level 3), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The amounts include current and non-current liabilities and are net of current and non-current assets. The level 3 valuation techniques are described below.
UNS Electric recorded in 2009 year-to-date, unrealized losses of $4 million in net regulatory assets, of which $3 million relates to the change in the fair value of forward power purchase contracts classified as Level 3 in the fair value hierarchy. The remaining $1 million relates to the change in the fair value of gas swap agreements, classified as Level 2 in the fair value hierarchy. These changes in fair value were primarily due to lower forward power prices on fixed price forward power purchases and due to lower forward gas prices on gas swap agreements.
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
In the first six months of 2009, UNS Electric’s capital expenditures were $17 million. UNS Electric expects internal cash flows to fund a portion of its construction expenditures. Additional sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.
UNS Electric implemented an average base rate increase of approximately 2.5% in June 2008, however the increase does not provide sufficient cash flow to cover UNS Electric’s higher costs and fund all of its capital expenditures. UNS Electric may need to rely on external funding sources for capital expenditures until it receives a decision in the rate case UNS Electric filed in April 2009. See UniSource Energy Consolidated, Outlook and Strategies, Economic Conditions and UniSource Energy, Liquidity and Capital Resources, Liquidity, Access to Revolving Credit Facilities, above for more information regarding the potential impact of current financial market conditions.
Operating Cash Flow and Capital Expenditures
The table below provides summary cash flow information for UNS Electric.

Six Months Ended June 30,	2009	2008
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$30	$11
Investing Activities	(17)	(14)
Financing Activities	(8)	3

Net Increase (Decrease) in Cash	5	—
Beginning Cash	9	3

Ending Cash	$14	$3

Operating cash flows increased in the first six months of 2009 due to higher industrial and mining kWh sales, as well as an increase in base rates and the PPFAC charge that went into effect on June 1, 2008.
UNS Gas/UNS Electric Revolver
See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. At July 31, 2009, UNS Electric had no borrowings and $12 million in letters of credit outstanding under the UNS Gas/UNS Electric Revolver.
Senior Unsecured Notes
UNS Electric has $100 million of senior unsecured notes outstanding, consisting of $50 million of 6.50% notes due in 2015 and $50 million of 7.10% notes due in 2023. The notes are guaranteed by UES. The note purchase agreement for UNS Electric contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, and incurrence of indebtedness. As of June 30, 2009, UNS Electric was in compliance with the terms of its note purchase agreement.

Contractual Obligations
There have been no significant changes in UNS Electric’s contractual obligations or other commercial commitments from those reported in our 2008 Annual Report on Form 10-K other than the following purchase obligations entered into in 2009:

						2014
Payment Due in Years						and
Ending December 31,	2009	2010	2011	2012	2013	after	Total
	- Millions of Dollars -
Purchase Obligations:
Fuel	$—	$21	$—	$—	$—	$—	$21
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
OTHER NON-REPORTABLE BUSINESS SEGMENTS
RESULTS OF OPERATIONS
The table below summarizes the income (loss) for the other non-reportable segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	- Millions of Dollars -		- Millions of Dollars -
UED	$1	$—	$2	$—
Millennium Investments	3	(1)	3	1
UniSource Energy Parent Company	(1)	(1)	(2)	(4)

Total Other	$3	$(2)	$3	$(3)

UniSource Energy Parent Company
UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes and the UniSource Credit Agreement.
UED
UED completed the construction of the 90 MW BMGS near Kingman, Arizona in May 2008. UED sells the output of BMGS to UNS Electric through a PPA.
In March 2009, UED entered into a 364-day $30 million term loan facility that is guaranteed by UniSource Energy and is secured by substantially all of the assets of UED, which primarily consist of BMGS and a mortgage on UED’s leasehold interest in the real property on which BMGS is located. UED immediately drew down the entire facility and distributed the loan proceeds to UniSource Energy, which in turn made a capital contribution to TEP. UED has the option of paying interest at LIBOR plus 3% or an alternate base rate plus 2%. In July 2009, UED made a $2 million principal payment on this term loan. See UniSource Energy Consolidated, Liquidity and Capital Resources, Capital Contributions, above, for more information.
In the second quarter and first six months of 2009, UED recorded after-tax income of $1 million and $2 million, respectively related to the operation of BMGS.

Millennium Investments
In June 2009, Millennium finalized a sale of its 50% interest in Sabinas to Mimosa. The terms called for an upfront $5 million payment to Millennium which was received in January 2009. Other key terms of the transaction include a three year, 6% interest-bearing, collateralized $15 million note from Mimosa. In June 2009, Millennium recorded a $6 million pre-tax gain on the sale.
FACTORS AFFECTING RESULTS OF OPERATIONS
Millennium Investments
Millennium is in the process of exiting its remaining investments. At June 30, 2009, Millennium’s total investments, including a $15 million note, were approximately $30 million and its cash balance was $5 million. Millennium paid $3 million in dividends to UniSource Energy in the first quarter of 2009.
Nations Energy Corporation (Nations Energy), a wholly-owned subsidiary of Millennium, has been inactive since 2001. As of June 30, 2009, Nations Energy had a deferred tax asset of $3 million related to investment losses that have not been reflected on UniSource Energy’s consolidated income tax return.
The following table sets forth, by level within the fair value hierarchy, Millennium’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009. As required by fair value accounting rules, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2009
	- Millions of Dollars -
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash Equivalents(1)	$2	$—	$—	$2
Equity Investments(2)	—	—	11	11

Total Assets	$2	$—	$11	$13

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of the Money Market Funds.

(2)	Equity Investments are, in the absence of readily ascertainable market values, based on the investment partners’ valuations and comprise Millennium’s equity investment in unregulated businesses. These investments are included in Investments and Other Property — Other in the UniSource Energy balance sheet.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The FASB recently issued the following Statements of Financial Accounting Standards (FAS):
•	FAS 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment to FAS 133, Accounting for Derivative Instruments and Hedging Activities, issued March 2008, requires enhanced disclosures about an entity’s derivative and hedging activity. The standard requires that the objectives for using derivative instruments be disclosed in terms of underlying risk so that the reader understands the risks that the entity is intending to manage through the use of the derivative instruments. The standard also requires disclosure of the location in the financial statements of derivative balances as well as the location of gains and losses incurred during the reporting period. See Note 5.
•	EITF 08-6, Equity Method Investment Accounting Considerations, issued November 2008, requires an entity to apply the cost accumulation model when determining the carrying value of an equity investment. Share issuances by the investee should be accounted for as if the equity investee had sold a proportionate share of its investment with any gain or loss recognized in earnings. In addition, the EITF requires that impairment testing be performed at an overall investment level. We adopted January 1, 2009 and it did not have a material impact on our financial statements.
•	FAS 165, Subsequent Events, issued May 2009, established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is applies to reporting periods starting second quarter 2009 and is included in Note 1.
•	FSP FAS 107-1, and APB 28-1 Interim Disclosures About Fair Value of Financial Instruments, issued April 2009, expands the fair value disclosures required for all financial instruments not measured at fair value to interim periods. The pronouncement requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments in the financial statements on an interim and annual basis. We have adopted the requirements of this pronouncement. See Note 8.
The following recently issued accounting standards are not yet reflected in the UniSource Energy and TEP financial statements:
•	FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, issued in December 2008, amends Statement 132(R)-1 to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. We will adopt the requirements of this pronouncement in our 2009 Form 10-K.
•	FAS 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125, issued June 2009, improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. We are assessing the impact of this pronouncement, which will be applicable for our 2009 10-K.
•	FAS 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, issued June 2009, amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. We are assessing the impact of this pronouncement, which will be applicable to us for 2010.
•	FAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FAS 162, issued June 2009, establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. This statement is effective for financial statements issued third quarter 2009.

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
Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s expectations, beliefs or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in Item 1A. Risk Factors, Item 2. Management’s Discussion and Analysis, and other parts of this report: state and federal regulatory and legislative decisions and actions, including environmental legislation and renewable energy requirements; regional economic and market conditions which could affect customer growth and energy usage; weather variations affecting energy usage; the cost of debt and equity capital and access to capital markets; the performance of the stock market and changing interest rate environment, which affect the value of the company’s pension and other postretirement benefit plan assets and the related contribution requirements and expense; unexpected increases in O&M expense; resolution of pending litigation matters; changes in accounting standards; changes in critical accounting estimates; the ongoing restructuring of the electric industry; changes to long-term contracts; the cost of fuel and power supplies; and performance of TEP’s generating plants.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in this Item identifies material changes from the information included in Part II, Item 7A in UniSource Energy and TEP’s Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Report on Form 10-Q for the period ended March 31, 2009, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Item 1 and Management’s Discussion and Analysis presented in Item 2 of this Form 10-Q.
Interest Rate Risk
In May 2009, TEP entered into two interest rate swaps to reduce the risk of unfavorable changes in variable interest rates related to changes in LIBOR. The swaps have the effect of converting approximately $30 million of variable rate lease debt payments for the Springerville Common Facilities Leases to a fixed rate through June 30, 2014 and July 1, 2014.
Commodity Price Risk
TEP
TEP is exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas, coal and emission allowances. Beginning January 1, 2009, this risk is mitigated through the PPFAC mechanism which provides for recovery of the actual cost of fuel and purchased power for TEP’s retail customers. The commodity price risk from changes in the price of coal, electricity and emission allowances have not changed materially from the commodity price risks reported in our 2008 Annual Report on Form 10-K.
Natural Gas
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
In the first six months of 2009, the average market price of natural gas was $3.17 per MMBtu, or 62% lower than the same period in 2008. The table below summarizes TEP’s gas generation output and purchased power for the first three months of 2009 and 2008.

Six Months Ended June 30,	2009	2008	2009	2008
	-MWhs-		% of Total Resources
Gas-Fired Generation	393,000	417,000	6%	6%
Purchased Power	1,517,000	1,255,000	25%	18%
The net pre-tax unrealized losses on derivative gas contracts were as follows:

Six Months Ended June 30,	2009	2008
	-Millions of Dollars-
Loss recorded in Regulatory Assets	$6	$—
Gain recorded in the Income Statement	—	(5)
Gain recorded in AOCI	—	(28)

Sensitivity Analysis of Derivatives
The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.

	Unrealized Gain (Loss) of TEP’s
	Hedging and Trading Activities
	- Millions of Dollars -
				Total
	Maturity 0 – 6	Maturity 6 – 12	Maturity	Unrealized
Source of Fair Value At June 30, 2009	months	months	over 1 yr.	Gain (Loss)
Prices actively quoted	$—	$ (—)	$(22)	$(22)
Prices based on models and other valuation methods	(1)	—	(4)	(5)

Total	$(1)	$—	$(26)	$(27)

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

	- Millions of Dollars -
Change in Market Price As of June 30, 2009	10% Increase	10% Decrease
Non-Cash Flow Hedges
Forward gas contracts	$5	$(5)
Forward power sales and purchase contracts	(1)	1

Cash Flow Hedges
Forward power purchase contracts	1	(1)
UNS Gas
UNS Gas is subject to commodity price risk, primarily from the changes in the price of natural gas purchased for its customers. This risk is mitigated through the PGA mechanism which provides an adjustment to UNS Gas’ retail rates to recover the actual costs of gas and transportation. For UNS Gas’ forward gas purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses reported as net regulatory assets of $3 million, while a 10% increase in market prices would result in a decrease in unrealized net losses reported as net regulatory assets of $3 million.
UNS Electric
UNS Electric is exposed to commodity price risk from changes in the price for electricity and natural gas. This risk is mitigated through a PPFAC mechanism which fully recovers the costs incurred on a timely basis. For UNS Electric’s forward power purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses reported as net regulatory assets of $10 million, while a 10% increase in market prices would result in a decrease in unrealized net losses reported as net regulatory assets of $10 million.
For UNS Electric’s forward gas purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses reported as net regulatory assets of $2 million, while a 10% increase in market prices would result in a decrease in unrealized net losses reported as regulatory assets of $2 million.
Credit Risk
UniSource Energy is exposed to credit risk in its energy-related marketing, trading and hedging activities related to potential non-performance by counterparties.

As of June 30, 2009, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $20 million, including $11 million of inter-company exposure to UNS Electric. TEP’s total exposure to non-investment grade or non-rated counterparties was $5 million.
At June 30, 2009, TEP had $10 million in credit enhancements, consisting of $9 million in cash and $1 million in letters of credit, posted with counterparties, and did not hold any collateral from its counterparties.
At June 30, 2009, UNS Gas had no mark-to-market counterparty credit exposure under its supply and hedging contracts. As of June 30, 2009, UNS Gas had posted $4 million in cash as credit enhancements with its counterparties, and did not hold any collateral from counterparties.
At June 30, 2009, UNS Electric had less than $1 million of counterparty credit exposure under such contracts. As of June 30, 2009, UNS Electric had posted $12 million in letters of credit and $1 million in cash collateral as credit enhancements with its counterparties and had not collected any collateral margin from its counterparties.

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
While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	— LEGAL PROCEEDINGS
Right of Way Matters
TEP is a defendant in a putative class action filed on February 11, 2009, in the United States District Court in Albuquerque, New Mexico by members of the Navajo Nation. The plaintiffs allege, among other things, that the rights of ways for defendants’ transmission lines on Navajo lands were improperly granted and that the compensation paid for such rights of way was inadequate. The plaintiffs are requesting, among other things, that the transmission lines on these lands be removed. In June 2009, TEP and the other defendants filed motions to dismiss the lawsuit on procedural grounds. TEP cannot predict the outcome of this lawsuit.
There are no other pending material legal proceedings to which the Company is a party, other than routine litigation incidental to the business of the Company. We discuss other legal proceedings in Note 7 of Notes to Consolidated Financial Statements, Commitments and Contingencies and in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1A.	— RISK FACTORS
The business and financial results of UniSource Energy and TEP are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in our 2008 Annual Report on Form 10-K.

ITEM 2.	— UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities — None.

ITEM 4.	– SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
UniSource Energy conducted its annual meeting of shareholders on May 8, 2009. At that meeting, shareholders of UniSource Energy elected members of the Board of Directors and ratified the selection of UniSource Energy’s independent auditors for 2009. The vote totals for each proposal are summarized below.

Proposal 1: Election of Directors	Votes For	Votes Withheld
Lawrence J. Aldrich	30,675,452	1,209,681
Barbara M. Baumann	30,913,962	971,171
Larry W. Bickle	27,209,597	4,675,536
Elizabeth T. Bilby	30,615,776	1,269,357
Paul J. Bonavia	30,703,120	1,182,013
Harold W. Burlingame	30,748,421	1,136,712
John L. Carter	30,751,373	1,133,760
Robert A. Elliott	30,927,117	958,016
Daniel W.L. Fessler	30,778,736	1,106,397
Louise L. Francesconi	30,806,833	1,078,300
Warren Y. Jobe	30,909,495	975,638
Ramiro G. Peru	30,915,192	969,941
Gregory A. Pivirotto	30,920,691	964,442
Joaquin Ruiz	30,922,861	962,272

	Votes For	Votes Against	Abstained
Proposal 2: Ratification of Selection of Independent Auditor	31,561,792	309,613	13,727

ITEM 5.	– OTHER INFORMATION
Ratio of Earnings to Fixed Charges
The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

	6 Months Ended	12 Months Ended
	June 30, 2009	June 30, 2009
UniSource Energy	1.971	1.668

TEP	1.847	1.591
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

UNISOURCE ENERGY CORPORATION (Registrant)
Date: August 5, 2009	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

TUCSON ELECTRIC POWER COMPANY (Registrant)
Date: August 5, 2009	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

12	(a)	—	Computation of Ratio of Earnings to Fixed Charges – UniSource Energy.

12	(b)	—	Computation of Ratio of Earnings to Fixed Charges – TEP.

15		—	Letter regarding unaudited interim financial information.

31	(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by Paul J. Bonavia.

31	(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by Kevin P. Larson.
31	(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Paul J. Bonavia.

31	(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Kevin P. Larson.

*32		—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.