Form 10-Q
period 2009-09-30
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2009-10-30
CIK 100122, 941138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

UniSource Energy Corporation	Yes ☐	No ☐
Tucson Electric Power Company	Yes ☐	No ☐
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
At October 28, 2009, 35,769,428 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding. At October 28, 2009, 32,139,434 shares of Tucson Electric Power Company’s common stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.
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

DEFINITIONS
The abbreviations and acronyms used in the 2009 third quarter report on Form 10-Q are defined below:

2008 TEP Rate Order	A rate order issued by the ACC resulting in a new retail rate structure for TEP, effective December 1, 2008.
ACC	Arizona Corporation Commission.
AMT	Alternative Minimum Tax.
AOCI	Accumulated Other Comprehensive Income.
APS	Arizona Public Service.
BMGS	Black Mountain Generating Station owned by UED.
Btu	British thermal unit(s).
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in MWs.
Citizens	Citizens Communications Company.
Coconino PCC	The Coconino County, Arizona Pollution Control Corporation

Common Stock	UniSource Energy’s common stock, without par value.
Company	UniSource Energy Corporation.
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures.
DSM	Demand side management.
Energy	The amount of power produced over a given period of time measured in MWh.
EPA	Environmental Protection Agency.
FERC	Federal Energy Regulatory Commission.
Fixed CTC	Competition Transition Charge of approximately $0.009 per kWh that was included in TEP’s retail rate for the purpose of recovering TEP’s $450 million TRA by December 31, 2008.
Four Corners	Four Corners Generating Station.
GBtu	Billion British Thermal Units.
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.
IDBs	Industrial Development Revenue Bonds.
IRS	Internal Revenue Service.
kWh	Kilowatt-hour(s).
LIBOR	London Interbank Offered Rate.
Luna	Luna Energy Facility.
Mark-to-Market Adjustments	Unrealized gains and losses that are recorded monthly to reflect the market prices at the end of each month on forward energy sales and purchase contracts that are considered to be derivatives.
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtu	Million British Thermal Units.
MW	Megawatt(s).
MWh	Megawatt-hour(s).
Navajo	Navajo Generating Station.
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
Pima Authority	The Industrial Development Authority of the County of Pima.
PPFAC	Purchased Power and Fuel Adjustment Clause.
REST	Renewable Energy Standard and Tariff.
Sabinas	Carboelectrica Sabinas, S. de R.L. de C.V., a Mexican limited liability company.
San Juan	San Juan Generating Station.
1999 Settlement Agreement	TEP’s 1999 Settlement Agreement approved by the ACC in November 1999 that provided for electric retail competition and transition asset recovery.
Springerville	Springerville Generating Station.
SIFMA	Securities Industry and Financial Markets Association.

Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.

Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2	Unit 2 of the Springerville Generating Station.
Springerville Unit 3	Unit 3 of the Springerville Generating Station.
Springerville Unit 4	Unit 4 of the Springerville Generating Station.
SRP	Salt River Project Agricultural Improvement and Power District.
Sundt	H. Wilson Sundt Generating Station.
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station.
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement	Amended and Restated Credit Agreement between TEP and a syndicate of Banks, dated as of August 11, 2006.
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement.
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
TRA	Transition Recovery Asset, a $450 million regulatory asset established in TEP’s 1999 Settlement Agreement that was fully recovered in 2008.
Tri-State	Tri-State Generation and Transmission Association.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities.
UED Credit Agreement	364-day credit agreement between UED and a bank, dated as of March 26, 2009, guaranteed by UniSource Energy.
UES	UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies (UNS Gas and UNS Electric) which acquired the Citizens’ Arizona gas and electric utility assets in 2003.
UniSource Credit Agreement	Amended and Restated Credit Agreement between UniSource Energy and a syndicate of banks, dated as of August 11, 2006.
UniSource Energy	UniSource Energy Corporation.
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens’ Arizona electric utility assets in 2003.
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens’ Arizona gas utility assets in 2003.
UNS Gas/UNS Electric Revolver	Revolving credit facility under the Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, UES as guarantor, and a syndicate of banks, dated as of August 11, 2006.

v

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
UniSource Energy Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of income (loss) for the three-month and nine-month periods ended September 30, 2009 and 2008, the condensed consolidated statement of changes in stockholders’ equity and comprehensive income for the nine-month period ended September 30, 2009 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income (loss), of cash flows, of capitalization, and of changes in stockholders’ equity and comprehensive income for the year then ended (not presented herein), and in our report dated February 26, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
Phoenix, Arizona
October 29, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Tucson Electric Power Company:
We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of income (loss) for the three-month and nine-month periods ended September 30, 2009 and 2008, the condensed consolidated statement of changes in stockholder’s equity and comprehensive income for the nine-month period ended September 30, 2009, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income (loss), of cash flows, of capitalization, and of changes in stockholder’s equity and comprehensive income for the year then ended (not present herein), and in our report dated February 26, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
Phoenix, Arizona
October 29, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Three Months Ended			Nine Months Ended
September 30,			September 30,
2009	2008		2009	2008
(Unaudited)			(Unaudited)
-Thousands of Dollars-			-Thousands of Dollars-
(Except Per Share Amounts)			(Except Per Share Amounts)
		Operating Revenues
$348,938	$322,690	Electric Retail Sales	$817,490	$769,983
—	(29,517)	Provision for Rate Refunds — CTC Revenue	—	(44,415)

348,938	293,173	Net Electric Retail Sales	817,490	725,568
28,785	57,279	Electric Wholesale Sales	92,031	187,103
16,226	19,831	Gas Revenue	99,189	115,002
20,290	17,569	Other Revenues	55,169	50,635

414,239	387,852	Total Operating Revenues	1,063,879	1,078,308

		Operating Expenses
99,895	112,389	Fuel	223,758	257,594
76,207	135,086	Purchased Energy	217,121	366,644
2,356	8,114	Transmission	7,607	16,735
(15,403)	(1,842)	Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	(5,083)	(13,073)

163,055	253,747	Total Fuel and Purchased Energy	443,403	627,900
79,549	73,364	Other Operations and Maintenance	243,432	211,524
43,679	36,762	Depreciation and Amortization	131,881	109,196
—	—	Amortization of Transition Recovery Asset	—	23,945
11,098	10,079	Taxes Other Than Income Taxes	35,915	35,198

297,381	373,952	Total Operating Expenses	854,631	1,007,763

116,858	13,900	Operating Income	209,248	70,545

		Other Income (Deductions)
2,609	2,520	Interest Income	9,530	8,724
1,899	1,069	Other Income	16,284	6,267
(812)	(2,837)	Other Expense	(2,040)	(5,719)

3,696	752	Total Other Income (Deductions)	23,774	9,272

		Interest Expense
14,317	18,182	Long-Term Debt	43,680	53,603
12,504	13,180	Interest on Capital Leases	36,762	39,331
980	(349)	Other Interest Expense	2,411	1,375
(436)	(1,304)	Interest Capitalized	(1,780)	(4,480)

27,365	29,709	Total Interest Expense	81,073	89,829

93,189	(15,057)	Income (Loss) before Income Taxes	151,949	(10,012)
35,543	(4,018)	Income Tax Expense (Benefit)	58,110	(1,106)

$57,646	$(11,039)	Net Income (Loss)	$93,839	$(8,906)

35,928	35,677	Weighted-average Shares of Common Stock Outstanding (000)	35,829	35,616

$1.60	$(0.31)	Basic Earnings (Loss) per Share	$2.62	$(0.25)

$1.45	$(0.31)	Diluted Earnings (Loss) per Share	$2.40	$(0.25)

$0.29	$0.24	Dividends Declared per Share	$0.87	$0.72

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$858,056	$803,707
Cash Receipts from Electric Wholesale Sales	135,006	272,558
Cash Receipts from Gas Sales	130,765	147,754
Cash Receipts from Operating Springerville Unit 3 & 4	51,399	42,955
Income Tax Refunds Received	16,961	19,626
Interest Received	12,997	17,069
Performance Deposits Received	27,720	27,904
Other Cash Receipts	10,086	10,638
Purchased Energy Costs Paid	(257,414)	(461,561)
Fuel Costs Paid	(227,304)	(223,273)
Payment of Other Operations and Maintenance Costs	(177,101)	(140,936)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(110,271)	(106,327)
Wages Paid, Net of Amounts Capitalized	(94,217)	(84,543)
Interest Paid, Net of Amounts Capitalized	(48,312)	(50,252)
Capital Lease Interest Paid	(38,050)	(43,278)
Performance Deposits Paid	(21,010)	(31,340)
Income Taxes Paid	—	(9,900)
Excess Tax Benefit from Share-Based Compensation	(1,929)	(612)
Other Cash Payments	(5,084)	(2,853)

Net Cash Flows — Operating Activities	262,298	187,336

Cash Flows from Investing Activities
Capital Expenditures	(236,913)	(258,883)
Payments for Investment in Springerville Lease Debt	(31,375)	—
Prepayment Deposit on UED Short-term Debt	(2,069)	—
Deposit — Collateral Trust Bond Trustee	—	(133,111)
Proceeds from Investment in Springerville Lease Debt	12,736	24,918
Return of Millennium’s Investments	5,000	839
Insurance Proceeds for Replacement Assets	4,928	3,085
Other Cash Receipts	322	5,056
Other Cash Payments	(866)	(994)

Net Cash Flows — Investing Activities	(248,237)	(359,090)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	158,000	231,000
Proceeds from Issuance of Short-term Debt	30,000	—
Proceeds from Stock Options Exercised	2,021	1,910
Excess Tax Benefit from Share-Based Compensation	1,929	612
Other Cash Receipts	4,517	5,419
Proceeds from Issuance of Long-Term Debt	—	320,745
Repayments of Borrowings Under Revolving Credit Facilities	(140,000)	(227,000)
Payments of Capital Lease Obligations	(24,157)	(74,292)
Common Stock Dividends Paid	(31,037)	(25,521)
Repayment of Long-Term Debt	(4,500)	(74,500)
Payment of Debt Issue/Retirement Costs	(963)	(3,561)
Other Cash Payments	(1,957)	(2,866)

Net Cash Flows — Financing Activities	(6,147)	151,946

Net Increase (Decrease) in Cash and Cash Equivalents	7,914	(19,808)
Cash and Cash Equivalents, Beginning of Year	55,172	90,373

Cash and Cash Equivalents, End of Period	$63,086	$70,565

Non-Cash Financing Activity
Repayment of UED Short-term Debt	$(2,069)	$—
Repayment of Collateral Trust Bond	$—	$(128,300)

See Note 16 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	-Thousands of Dollars-
ASSETS
Utility Plant
Plant in Service	$4,106,190	$3,870,493
Utility Plant under Capital Leases	720,628	702,337
Construction Work in Progress	137,724	171,996

Total Utility Plant	4,964,542	4,744,826
Less Accumulated Depreciation and Amortization	(1,628,480)	(1,580,308)
Less Accumulated Amortization of Capital Lease Assets	(568,698)	(546,825)

Total Utility Plant — Net	2,767,364	2,617,693

Investments and Other Property
Investments in Lease Debt and Equity	132,493	126,672
Other	65,624	64,096

Total Investments and Other Property	198,117	190,768

Current Assets
Cash and Cash Equivalents	63,086	55,172
Accounts Receivable — Retail and Other	88,315	74,288
Accounts Receivable — Wholesale	29,406	44,725
Unbilled Accounts Receivable	58,699	60,146
Allowance for Doubtful Accounts	(19,885)	(19,684)
Materials and Fuel Inventory	124,190	92,170
Energy Contracts — Derivative Instruments	3,289	3,437
Regulatory Assets — Derivative Instruments	23,857	38,276
Regulatory Assets — Other	22,865	23,299
Deferred Income Taxes — Current	38,778	61,398
Income Tax Receivable	—	12,720
Interest Receivable on Capital Lease Debt Investment	2,537	4,491
Collateral Posted for Derivative Contracts	7,410	14,120
Other	20,126	17,528

Total Current Assets	462,673	482,086

Regulatory and Other Assets
Income Taxes Recoverable through Future Revenues	17,701	19,814
Regulatory Assets — Pension and Other Postretirement Benefits	99,365	112,035
Regulatory Assets — Derivative Instruments	9,639	18,324
Regulatory Assets — Other	35,965	39,395
Energy Contracts — Derivative Instruments	4,894	3,113
Other Assets	25,541	26,339

Total Regulatory and Other Assets	193,105	219,020

Total Assets	$3,621,259	$3,509,567

See Notes to Condensed Consolidated Financial Statements.
(Continued)

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	-Thousands of Dollars-
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$746,230	$679,274
Capital Lease Obligations	486,232	513,517
Long-Term Debt	1,312,115	1,313,615

Total Capitalization	2,544,577	2,506,406

Current Liabilities
Current Obligations under Capital Leases	40,435	18,334
Short-Term Borrowings	52,931	10,000
Current Maturities of Long-Term Debt	6,000	6,000
Accounts Payable	59,586	62,514
Accounts Payable — Purchased Energy	35,456	49,146
Interest Accrued	22,977	43,440
Accrued Taxes Other than Income Taxes	51,127	36,746
Accrued Employee Expenses	24,799	26,859
Customer Deposits	24,526	22,656
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	35,270	25,665
Regulatory Liabilities — Other	26,805	8,161
Energy Contracts — Derivative Instruments	27,906	41,076
Income Tax Payable	5,261	—
Other	1,175	1,460

Total Current Liabilities	414,254	352,057

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	206,942	178,089
Regulatory Liabilities — Net Cost of Removal for Interim Retirements	186,581	151,796
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	20,968	44,469
Energy Contracts and Other Derivative Instruments	21,340	29,849
Pension and Other Postretirement Benefits	139,562	157,769
Customer Advances for Construction	32,369	31,062
Other	54,666	58,070

Total Deferred Credits and Other Liabilities	662,428	651,104

Commitments and Contingencies (Note 7)

Total Capitalization and Other Liabilities	$3,621,259	$3,509,567

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Retained	Comprehensive	Stockholders’
	Outstanding*	Stock	Earnings	Loss	Equity
	(Unaudited)
	-Thousands of Dollars-

Balances at December 31, 2008	35,458	$687,360	$(1,231)	$(6,855)	$679,274

Comprehensive Income:
2009 Year-to-Date Net Income			93,839		93,839

Unrealized Loss on Cash Flow Hedges (net of $285 income taxes)				(434)	(434)

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $489 income taxes)				746	746

Employee Benefit Obligations Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $98 income taxes)				149	149

Total Comprehensive Income					94,300

Dividends			(32,119)		(32,119)
Shares Issued under Deferred Compensation Plans	10	279			279
Shares Issued under Stock Compensation Plans — (net of shares redeemed for taxes)	261	485			485
Tax Benefit Realized from Stock-Based Compensation Plans		1,929			1,929
Other Stock-Based Compensation		2,082			2,082

Balances at September 30, 2009	35,729	$692,135	$60,489	$(6,394)	$746,230

*	UniSource Energy has 75 million authorized shares of Common Stock.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Three Months Ended			Nine Months Ended
September 30,			September 30,
2009	2008		2009	2008
(Unaudited)			(Unaudited)
-Thousands of Dollars-			-Thousands of Dollars-
		Operating Revenues
$297,418	$260,555	Electric Retail Sales	$675,190	$627,963
—	(29,517)	Provision for Rate Refunds — CTC Revenue	—	(44,415)

297,418	231,038	Net Electric Retail Sales	675,190	583,548
38,018	72,896	Electric Wholesale Sales	107,762	207,791
21,753	19,378	Other Revenues	59,055	54,716

357,189	323,312	Total Operating Revenues	842,007	846,055

		Operating Expenses
92,330	108,350	Fuel	208,808	251,565
52,999	100,418	Purchased Power	112,416	211,194
632	5,098	Transmission	2,439	9,567
(12,895)	—	Increase (Decrease) to Reflect PPFAC Recovery Treatment	(16,898)	—

133,066	213,866	Total Fuel and Purchased Energy	306,765	472,326
69,232	63,837	Other Operations and Maintenance	213,069	183,902
37,719	31,201	Depreciation and Amortization	114,539	93,198
—	—	Amortization of Transition Recovery Asset	—	23,945
9,117	8,079	Taxes Other Than Income Taxes	29,413	29,143

249,134	316,983	Total Operating Expenses	663,786	802,514

108,055	6,329	Operating Income	178,221	43,541

		Other Income (Deductions)
2,367	2,238	Interest Income	9,176	7,704
1,686	927	Other Income	9,671	4,943
(702)	(2,526)	Other Expense	(1,616)	(3,255)

3,351	639	Total Other Income (Deductions)	17,231	9,392

		Interest Expense
8,829	12,317	Long-Term Debt	27,232	36,654
12,502	13,176	Interest on Capital Leases	36,753	39,315
420	(457)	Other Interest Expense	1,104	1,012
(261)	(1,279)	Interest Capitalized	(1,393)	(3,632)

21,490	23,757	Total Interest Expense	63,696	73,349

89,916	(16,789)	Income (Loss) Before Income Taxes	131,756	(20,416)
34,639	(4,552)	Income Tax Expense (Benefit)	50,527	(5,081)

$55,277	$(12,237)	Net Income (Loss)	$81,229	$(15,335)

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$701,988	$658,958
Cash Receipts from Electric Wholesale Sales	152,897	291,876
Cash Receipts from Operating Springerville Unit 3 & 4	51,399	42,955
Interest Received	12,759	15,763
Income Tax Refunds Received	10,423	18,028
Reimbursement of Affiliate Charges	19,625	16,351
Performance Deposit Received	11,750	10,150
Sale of Excess Emission Allowances	24	1,494
Other Cash Receipts	6,073	5,516
Fuel Costs Paid	(212,389)	(218,664)
Purchased Power Costs Paid	(141,700)	(287,785)
Payment of Other Operations and Maintenance Costs	(167,919)	(135,053)
Capital Lease Interest Paid	(38,042)	(43,260)
Wages Paid, Net of Amounts Capitalized	(75,162)	(66,950)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(81,716)	(79,006)
Interest Paid, Net of Amounts Capitalized	(27,260)	(30,585)
Performance Deposits Paid	(13,750)	(10,150)
Income Tax Paid	(8,636)	—
Other Cash Payments	(2,890)	(3,005)

Net Cash Flows — Operating Activities	197,474	186,633

Cash Flows from Investing Activities
Capital Expenditures	(194,777)	(212,397)
Payments for Investments in Springerville Lease Debt	(31,375)	—
Deposit — Collateral Trust Bond Trustee	—	(133,111)
Proceeds from Investments in Springerville Lease Debt	12,736	24,918
Insurance Proceeds for Replacement Assets	4,928	3,085
Proceeds from Sale of Land	—	537
Other Cash Receipts	—	4,518
Other Cash Payments	(409)	(706)

Net Cash Flows — Investing Activities	(208,897)	(313,156)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facility	126,000	160,000
Repayments of Borrowings Under Revolving Credit Facility	(111,000)	(160,000)
Equity Investment from UniSource Energy	30,000	—
Dividends Paid to UniSource Energy	(30,000)	—
Payments of Capital Lease Obligations	(24,091)	(74,228)
Proceeds from Issuance of Long-Term Debt	—	220,745
Repayments of Long-Term Debt	—	(10,000)
Other Cash Receipts	2,246	1,012
Payment of Debt Issue Costs	(24)	(2,942)
Other Cash Payments	(1,282)	(1,221)

Net Cash Flows — Financing Activities	(8,151)	133,366

Net Increase (Decrease) in Cash and Cash Equivalents	(19,574)	6,843
Cash and Cash Equivalents, Beginning of Year	33,275	26,610

Cash and Cash Equivalents, End of Period	$13,701	$33,453

Non-Cash Financing Activity — Repayment of Collateral Trust Bond	$—	$(128,300)

See Note 16 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	-Thousands of Dollars-
ASSETS
Utility Plant
Plant in Service	$3,553,238	$3,351,474
Utility Plant under Capital Leases	719,922	701,631
Construction Work in Progress	103,298	145,457

Total Utility Plant	4,376,458	4,198,562
Less Accumulated Depreciation and Amortization	(1,563,673)	(1,531,611)
Less Accumulated Amortization of Capital Lease Assets	(568,137)	(546,332)

Total Utility Plant — Net	2,244,648	2,120,619

Investments and Other Property
Investments in Lease Debt and Equity	132,493	126,672
Other	31,874	31,291

Total Investments and Other Property	164,367	157,963

Current Assets
Cash and Cash Equivalents	13,701	33,275
Accounts Receivable — Retail and Other	74,734	53,091
Accounts Receivable — Wholesale	29,262	44,610
Unbilled Accounts Receivable	47,734	33,554
Allowance for Doubtful Accounts	(17,599)	(17,135)
Accounts Receivable — Due from Affiliates	10,167	16,614
Materials and Fuel Inventory	112,213	81,067
Energy Contracts — Derivative Instruments	7,828	5,129
Regulatory Assets — Derivative Instruments	3,877	14,242
Regulatory Assets — Other	22,373	22,834
Deferred Income Taxes — Current	37,471	59,615
Interest Receivable on Capital Lease Debt Investment	2,537	4,491
Collateral Posted for Derivative Contracts	2,000	—
Other	18,009	16,089

Total Current Assets	364,307	367,476

Regulatory and Other Assets
Regulatory Assets — Pension and Other Postretirement Benefits	94,255	106,596
Regulatory Assets — Derivative Instruments	4,792	5,400
Regulatory Assets — Other	34,585	38,180
Income Taxes Recoverable through Future Revenues	17,701	19,814
Energy Contracts — Derivative Instruments	1,141	4,982
Other Assets	20,019	20,741

Total Regulatory and Other Assets	172,493	195,713

Total Assets	$2,945,815	$2,841,771

See Notes to Condensed Consolidated Financial Statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	-Thousands of Dollars-
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$664,534	$583,606
Capital Lease Obligations	486,152	513,370
Long-Term Debt	903,615	903,615

Total Capitalization	2,054,301	2,000,591

Current Liabilities
Current Obligations under Capital Leases	40,332	18,231
Borrowing Under Revolving Credit Facility	25,000	10,000
Accounts Payable	53,217	56,001
Accounts Payable — Purchased Power	27,203	28,510
Accounts Payable — Due to Affiliates	7,309	3,610
Income Taxes Payable	5,299	2,057
Interest Accrued	20,474	35,828
Accrued Taxes Other than Income Taxes	42,892	27,679
Accrued Employee Expenses	21,884	23,990
Energy Contracts — Derivative Instruments	12,467	18,737
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	12,050	14,310
Regulatory Liabilities — Other	24,209	7,083
Other	17,731	17,106

Total Current Liabilities	310,067	263,142

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	198,792	180,098
Regulatory Liabilities — Net Cost of Removal for Interim Retirements	154,906	122,037
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	20,968	44,469
Energy Contracts and Other Derivative Instruments	12,740	18,794
Pension and Other Postretirement Benefits	132,107	149,955
Other	61,934	62,685

Total Deferred Credits and Other Liabilities	581,447	578,038

Commitments and Contingencies (Note 7)

Total Capitalization and Other Liabilities	$2,945,815	$2,841,771

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder’s
	Stock	Expense	Deficit	Loss	Equity
	(Unaudited)
	-Thousands of Dollars-

Balances at December 31, 2008	$813,971	$(6,357)	$(217,153)	$(6,855)	$583,606

Comprehensive Income:
2009 Year-to-Date Net Income			81,229		81,229

Unrealized Loss on Cash Flow Hedges (net of $285 income taxes)				(434)	(434)

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $489 income taxes)				746	746

Employee Benefit Obligations Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $98 income taxes)				149	149

Total Comprehensive Income					81,690

Capital Contribution from UniSource Energy	30,000				30,000

Dividends			(30,762)		(30,762)

Balances at September 30, 2009	$843,971	$(6,357)	$(166,686)	$(6,394)	$664,534

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
NOTE 1. NATURE OF OPERATIONS AND BASIS OF ACCOUNTING PRESENTATION
UniSource Energy Corporation (UniSource Energy or UNS) is a holding company that has no significant operations of its own. Operations are conducted by UniSource Energy’s subsidiaries, each of which is a separate legal entity with its own assets and liabilities. UniSource Energy owns the common stock of Tucson Electric Power Company (TEP), UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium or MEH) and UniSource Energy Development Company (UED).
TEP, a regulated public utility, is UniSource Energy’s largest operating subsidiary and represented approximately 81% of UniSource Energy’s assets as of September 30, 2009. TEP generates, transmits and distributes electricity to approximately 401,000 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the Western U.S. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State).
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
RECLASSIFICATIONS AND OTHER ADJUSTMENTS
Springerville Unit 1
In 2006, we recorded an investment in 14.14% of Springerville Unit 1 lease equity transaction as a lease restructuring. We have subsequently determined that the transaction was best characterized as a purchase of an interest in a trust accounted for using equity method accounting. As a result, at June 30, 2009, UniSource Energy and TEP recorded a net increase to Net Income of $0.6 million, before tax. The net adjustment recorded in June 2009 included additional depreciation expense of $4 million; a reduction of interest expense on capital leases of $2 million; and $3 million of equity in earnings which is included in Other Income on the income statement. In addition, UniSource Energy and TEP recorded a $19 million increase to capital lease assets, a $4 million increase to accumulated amortization, a $3 million increase to capital lease obligations, and an $11 million decrease to investment in lease debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
REST and Demand Side Management (DSM) Revenues
For the quarter ended September 30, 2008, UniSource Energy and TEP reclassified REST and DSM revenue totaling $1 million from Other Revenue to Electric Retail Sales. For the nine-month period ended September 30, 2008, UniSource Energy and TEP reclassified REST and DSM revenue of $2 million and $1 million, respectively, from Other Revenue to Electric Retail Sales. These reclassifications had no effect on Net Income.
Dividend Equivalents
In September 2009, UniSource Energy and TEP recorded dividends of $0.9 million and $0.8 million, respectively, for dividend equivalents that should have been recorded between 2005 and 2008.
Other
In June 2009, TEP recorded approximately $1 million ($0.6 million after-tax) of additional depreciation for plant improvements that should have been recorded prior to 2009. TEP also recorded an after-tax gain of $1.5 million related to proceeds from a company owned life insurance policy that should have been recorded prior to 2009.
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
To provide more information regarding the components of the PPFAC/PGA and to be comparable with the 2009 presentation, UniSource Energy and TEP made the following reclassifications to the statements of income for the quarter and the nine-month period ended September 30, 2008:
•	For the quarter ended September 30, 2008, UniSource Energy and TEP reclassified Transmission expenses of $8 million and $5 million, respectively, from Other Operations and Maintenance to Transmission, a component of Total Fuel and Purchased Energy. For the nine-month period ended September 30, 2008, UniSource Energy and TEP reclassified Transmission expenses of $17 million and $10 million, respectively, from Other Operations and Maintenance to Transmission, a component of Total Fuel and Purchased Energy;

•	For the quarter ended September 30, 2008, UniSource Energy and TEP reclassified capital lease expenses of $1 million from Interest on Capital Leases to Fuel. For the nine-month period ended September 30, 2008, UniSource Energy and TEP reclassified capital lease expenses of $4 million from Interest on Capital Leases to Fuel; and

•	For the three and nine-months ended September 30, 2008, UniSource Energy reclassified $2 million and $13 million, respectively, of over-recovered PPFAC and PGA expenses from Purchased Energy, Transmission, and Fuel to Increase (Decrease) to reflect PPFAC/PGA Recovery Treatment, a component of Total Fuel and Purchased Energy.
These reclassifications had no effect on Net Income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 2. REGULATORY MATTERS
ACCOUNTING FOR RATE REGULATION
TEP, UNS Gas and UNS Electric generally use the same accounting policies and practices used by unregulated companies. However, sometimes regulatory accounting requires rate-regulated companies to apply special accounting treatment to show the effect of rate-regulation. For example, the ACC can determine that TEP, UNS Gas or UNS Electric are allowed to recover certain expenses, but at a designated time in the future. In this situation, TEP, UNS Gas and UNS Electric defer these items and show them as regulatory assets on the balance sheet until they are allowed to charge their customers. TEP, UNS Gas and UNS Electric then amortize these items as expenses as they recover these charges from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.
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
•	The forward component of 0.18 cents per kWh became effective on April 1, 2009, and will be updated each year. The forward component is based on the forecasted fuel and purchased power costs for the twelve-month period from April 1 to March 31 the following year, less the average base cost of fuel and purchased power of approximately 2.9 cents per kWh, which is embedded in base rates.

•	The true-up component will reconcile any over/under collected amounts from the preceding twelve-month period and will be credited to or recovered from customers in the subsequent year.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The following table shows the balance of Regulatory Liabilities — (Over-) Under-Recovered Purchased Energy Costs:

	September 30,	December 31,
	2009	2008
	-Millions of Dollars-
Fixed CTC Revenue to be Refunded within the next 12 months; Included in Current Liabilities	$(12)	$(14)

Under-Recovered Purchased Energy Costs — Regulatory Basis as Billed to Customers as Billed to Customers	$31	$—
Estimated Purchased Energy Costs Recovered through Accrued Unbilled Revenues	(14)	—
Fixed CTC Revenue to be Refunded	(38)	(44)

Total Included in Deferred Credits and Other Liabilities	$(21)	$(44)

The $8 million year-to-date amortization of the Fixed CTC Revenue to be Refunded appears in the accompanying income statements as an addition to retail revenues. The $17 million change in Under-Recovered Purchased Energy Costs appears in the income statement as a credit to fuel and purchased power costs in the line item Increase (Decrease) to Reflect PPFAC Recovery Treatment.
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
In September 2007, the ACC approved a $0.04 cent per therm PGA surcredit, effective October 2007 through April 2008. In October 2009, the ACC approved a $0.08 cent per therm PGA surcredit, effective November 2009 through October 2010, or until the balance reaches zero.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The following table shows the balance of (Over-) Under-Recovered Purchased Gas Costs:

	September 30,	December 31,
	2009	2008
	-Millions of Dollars-
(Over-) Under-Recovered Purchased Gas Costs — Regulatory Basis as Billed to Customers	$(10)	$5
Estimated Purchased Gas Costs Recovered through Accrued Unbilled Revenues	(1)	(10)

(Over-)Recovered Purchased Gas Costs (PGA) Included as a Current Regulatory Liability	$(11)	$(5)

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
Purchased Power and Fuel Adjustment Clause (PPFAC)
UNS Electric’s retail rates include a PPFAC, which allows for a separate surcharge or surcredit to the base rate for delivered purchased power to collect under-recovered or return over-recovered costs. Allowable PPFAC costs include fuel, purchased power (less proceeds from most wholesale sales) and transmission costs. The PPFAC approved in UNS Electric’s last rate case in May 2008, allows recovery of fuel and purchased power costs incurred to provide service to retail customers, including demand charges and the prudent costs of contracts for hedging fuel and purchased power costs.
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
On June 1, 2009, a PPFAC credit of approximately 1.06 cents per kWh took effect. The PPFAC rate from June 1, 2008 to May 31, 2009, was a charge of approximately 1.5 cents per kWh. Base rates of approximately 7.1 cents per kWh have been in effect since June 1, 2008. The retail rates prior to June 2008, included a charge for fuel and purchased power of approximately 7 cents per kWh (base rate recovery of 5.2 cents per kWh and a transmission surcharge of 1.8 cents per kWh).
The following table shows the balance of over-recovered purchased power costs:

	September 30,	December 31,
	2009	2008
	-Millions of Dollars-
(Over-)Recovered Purchased Power Costs — Regulatory Basis as Billed to Customers	$(7)	$—
Estimated Purchased Power Costs Recovered through Accrued Unbilled Revenues	(5)	(7)

(Over-)Recovered Purchased Power Costs (PPFAC) Included as a Current Regulatory Liability	$(12)	$(7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
FUTURE IMPLICATIONS OF DISCONTINUING REGULATORY ACCOUNTING
UniSource Energy and TEP regularly assess whether we can continue to apply regulatory accounting to operations. If we stopped applying regulatory accounting, we would write-off the related balances of our regulatory assets as an expense and would write-off our regulatory liabilities as income on our income statement. Based on the regulatory asset and liability balances, if TEP, UNS Gas and UNS Electric had stopped applying regulatory accounting, we would have recorded an extraordinary after-tax gain in the statements of income of $78 million, $13 million and $5 million, respectively, and an after-tax loss in Accumulated Other Comprehensive Income (AOCI) of $57 million, $2 million and $1 million, respectively, at September 30, 2009. Discontinuing regulatory accounting would not affect any of the companies’ cash flows.
NOTE 3. BUSINESS SEGMENTS
Based on the way we organize our operations and evaluate performance, we have three reportable segments:
(1)	TEP, a vertically integrated electric utility business, is UniSource Energy’s largest subsidiary.

(2)	UNSG is a regulated gas distribution utility business.

(3)	UNSE is a regulated electric distribution utility business.
The UniSource Energy, UES and MEH holding companies, UED, and several other subsidiaries and equity investments, which are not considered reportable segments, are included in Other. Through affiliates, MEH holds investments in several unregulated energy and emerging technology companies. UED develops generating resources and performs other project development activities. All intercompany amounts were eliminated in the UniSource Energy consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
Reconciling adjustments consist of the elimination of intersegment revenue which was due to the following transactions:

	Reportable Segments				UniSource
		UNS	UNS		Energy
	TEP	Gas	Electric	Other	Eliminations
	-Millions of Dollars-
Intersegment Revenue
Three Months Ended September 30, 2009:
Wholesale Sales — TEP to UNSE	$9	$—	$—	$—	$(9)
Wholesale Sales — UNSE to TEP	—	—	1	—	(1)
Wholesale Sales — UED to UNSE	—	—	—	3	(3)
Gas Revenue — UNSG to UNSE & UED	—	2	—	—	(2)
Other Revenue — TEP to Affiliates(1)	2	—	—	—	(2)
Other Revenue — MEH to TEP & UNSE(2)	—	—	—	4	(4)
Other Revenue — TEP to UNSE(3)	1	—	—	—	(1)

Total Intersegment Revenue	$12	$2	$1	$7	$(22)

Three Months Ended September 30, 2008:
Wholesale Sales — TEP to UNSE	$16	$—	$—	$—	$(16)
Wholesale Sales — UNSE to TEP	—	—	5	—	(5)
Wholesale Sales — UED to UNSE	—	—	—	3	(3)
Gas Revenue — UNSG to UNSE & UED	—	3	—	—	(3)
Other Revenue — TEP to Affiliates(1)	2	—	—	—	(2)
Other Revenue — MEH to TEP & UNSE(2)	—	—	—	4	(4)
Other Revenue — TEP to UNSE(3)	1	—	—	—	(1)

Total Intersegment Revenue	$19	$3	$5	$7	$(34)

Nine Months Ended September 30, 2009:
Wholesale Sales — TEP to UNSE	$16	$—	$—	$—	$(16)
Wholesale Sales — UNSE to TEP	—	—	3	—	(3)
Wholesale Sales — UED to UNSE	—	—	—	9	(9)
Gas Revenue — UNSG to UNSE & UED	—	4	—	—	(4)
Other Revenue — TEP to Affiliates(1)	6	—	—	—	(6)
Other Revenue — MEH to TEP & UNSE(2)	—	—	—	12	(12)
Other Revenue — TEP to UNSE(3)	2	—	—	—	(2)

Total Intersegment Revenue	$24	$4	$3	$21	$(52)

Nine Months Ended September 30, 2008:
Wholesale Sales — TEP to UNSE	$22	$—	$—	$—	$(22)
Wholesale Sales — UNSE to TEP	—	—	7	—	(7)
Wholesale Sales — UED to UNSE	—	—	—	4	(4)
Gas Revenue — UNSG to UNSE & UED	—	6	—	—	(6)
Other Revenue — TEP to Affiliates(1)	6	—	—	—	(6)
Other Revenue — MEH to TEP & UNSE(2)	—	—	—	12	(12)
Other Revenue — TEP to UNSE(3)	1	—	—	—	(1)

Total Intersegment Revenue	$29	$6	$7	$16	$(58)

(1)	TEP provides corporate services including finance, accounting, tax and information technology services to UniSource Energy and its subsidiaries.

(2)	A Millennium subsidiary provides a supplemental workforce and meter reading services to TEP and UNS Electric.

(3)	TEP provides energy scheduling services to UNS Electric.
Other significant reconciling adjustments include the elimination of intercompany interest between UniSource Energy and UED, the elimination of investments in subsidiaries held by UniSource Energy and reclassifications of deferred tax assets and liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments					UniSource
		UNS	UNS		Reconciling	Energy
	TEP	Gas	Electric	Other	Adjustments	Consolidated
	-Millions of Dollars-
Income Statement
Three Months Ended September 30, 2009:
Operating Revenues — External	$345	$17	$52	$—	$—	$414
Operating Revenues — Intersegment	12	2	1	7	(22)	—
Income (Loss) Before Income Taxes	90	(2)	6	(1)	—	93
Net Income (Loss)	55	(1)	4	—	—	58

Three Months Ended September 30, 2008:
Operating Revenues — External	$305	$20	$63	$—	$—	$388
Operating Revenues — Intersegment	19	3	5	7	(34)	—
Income (Loss) Before Income Taxes	(17)	(2)	4	—	—	(15)
Net Income (Loss)	(12)	(1)	3	(1)	—	(11)

Nine Months Ended September 30, 2009:
Operating Revenues — External	$818	$102	$144	$—	$—	$1,064
Operating Revenues — Intersegment	24	4	3	21	(52)	—
Income (Loss) Before Income Taxes	132	6	9	4	1	152
Net Income (Loss)	81	4	6	3	—	94

Nine Months Ended September 30, 2008:
Operating Revenues — External	$817	$117	$144	$—	$—	$1,078
Operating Revenues — Intersegment	29	6	7	16	(58)	—
Income (Loss) Before Income Taxes	(20)	9	6	(5)	—	(10)
Net Income (Loss)	(15)	5	4	(3)	—	(9)

Balance Sheet
Total Assets, September 30, 2009	$2,946	$288	$288	$1,130	$(1,031)	$3,621
Total Assets, December 31, 2008	2,842	294	285	1,061	(972)	3,510
NOTE 4. DEBT, CREDIT FACILITIES AND CAPITAL LEASE OBLIGATIONS
UNISOURCE ENERGY CREDIT AGREEMENT
The UniSource Energy Credit Agreement has a leverage ratio financial covenant which is calculated as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), and cannot exceed a specified level. In February 2009, as a result of higher than expected fuel and purchased power costs, UniSource Energy amended its credit agreements to provide more flexibility to meet the required leverage ratio. Although fuel and purchase power expenses have decreased in recent months, current economic conditions could result in lower customer growth rates and lower sales, thus impacting our ability to comply with these covenants. As of September 30, 2009, UniSource Energy was in compliance with the terms of its credit agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
UniSource Energy had the following balances outstanding under its credit agreement:

		Long-			Long-
	Current	Term		Current	Term
	Liabilities	Debt	Total	Liabilities	Debt	Total
	-Millions of Dollars-
	September 30, 2009			December 31, 2008
Revolver	$—	$54	$54	$—	$43	$43

Term Loan	6	5	11	6	9	15
On October 28, 2009, UniSource Energy had $54 million in borrowings outstanding under its revolving credit facility.
TEP CAPITAL LEASE OBLIGATIONS
Investments in Springerville Lease Debt
In March 2009, TEP purchased $31 million of Springerville Unit 1 lease debt which included a premium that will be amortized over the remaining term of the lease debt. The investment appears on the balance sheet as Investments in Lease Debt and Equity.
TEP CREDIT AGREEMENT
At September 30, 2009, TEP had $25 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit agreement. The letters of credit were issued to provide credit enhancements for energy purchase contracts and hedging activities. As of December 31, 2008, TEP had $10 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit facility. On October 28, 2009, TEP had $10 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit facility. The revolving loan balances are included in Current Liabilities in the UniSource Energy and TEP balance sheets.
TEP DEBT
TEP Sale and Redemption of Bonds
In October 2009, the Pima Authority issued approximately $80 million of its 2009 Series A tax-exempt pollution control bonds (2009 Pima A San Juan Bonds) for TEP’s benefit. At the same time, the Coconino County, Arizona Pollution Control Corporation (Coconino PCC) issued approximately $15 million of its 2009 Series A tax-exempt pollution control bonds (2009 Coconino A Bonds) for TEP’s benefit. The 2009 Pima A San Juan bonds are unsecured, bear interest at a rate of 4.95%, mature on October 1, 2020, and are not callable prior to maturity. The 2009 Coconino A Bonds are unsecured, bear interest at 5.125%, mature on October 1, 2032, and are callable in whole or in part for cash at par beginning October 1, 2019. Semi-annual interest payments on both series of bonds are payable beginning April 1, 2010. TEP capitalized approximately $1 million in costs related to the issuance of these bonds and will amortize the costs for each through the respective maturity dates.
The proceeds from the issuance of the 2009 Pima A San Juan Bonds and the 2009 Coconino A Bonds were deposited with a trustee and will be used on November 2, 2009, to redeem approximately $80 million of 6.95% 1997 Series A City of Farmington, New Mexico Pollution Control Bonds and approximately $15 million of 7.0% 1997 Series B Coconino County, Arizona Pollution Control Bonds.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
UNS GAS/UNS ELECTRIC REVOLVING CREDIT AGREEMENT
The borrowings under the UNS Gas/UNS Electric Revolver were as follows:

	UNS	UNS	UNS	UNS
	Gas	Electric	Gas	Electric
	-Millions of Dollars-
	September 30, 2009		December 31, 2008
Balance on the Revolver	$—	$—	$—	$8

Outstanding Letters of Credit	—	12	10	7
At December 31, 2008, UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver were excluded from Current Liabilities and presented as Long-Term Debt.
UED SHORT-TERM BORROWINGS
In March 2009, UED entered into a 364-day, $30 million senior secured term loan facility. The loan is guaranteed by UniSource Energy and is secured by a lien of substantially all the assets of UED, including the BMGS and an assignment of UED’s PPA with UNS Electric. UED has the option of paying interest on the loan facility at LIBOR plus 3% or an alternative base rate plus 2%. The alternative base rate is the greater of federal funds plus 0.5%, the agent bank’s reference rate or one-month LIBOR plus 1%. UED paid $1 million in debt issuance costs which are being amortized to interest expense over 1 year, the term of the loan. UED used the proceeds of the loan to pay a dividend of $30 million to UniSource Energy. As of September 30, 2009, UED owed $28 million under the senior secured term loan facility. In October 2009, UED repaid $2 million under its term loan facility.
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
We consider the effect of counterparty credit risk in determining the fair value of derivative instruments that are in a net asset position, after incorporating collateral posted by counterparties, and allocate the credit risk adjustment to individual contracts. We also consider the impact of our own credit risk, after considering collateral posted, on instruments that are in a net liability position and allocate the credit risk adjustment to all individual contracts.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
CASH FLOW HEDGES
TEP hedges the cash flow risk associated with unfavorable changes in the variable interest rates related to LIBOR on the Springerville Common Facilities Lease. TEP entered into swaps that had the effect of converting approximately $30 million and $35 million of variable rate lease debt payments for the Springerville Common Facilities Lease to a fixed rate from May 2009 through July 1, 2014, and June 2006 through January 2, 2020, respectively. In August 2009, TEP entered into a swap that had the effect of converting $50 million of variable rate industrial development bonds to a fixed rate from September 2009 through September 2014. In addition, TEP hedges the cash flow risk associated with a six-year power supply agreement using a six-year power purchase swap agreement. TEP accounts for cash flow hedges as follows:
•	The effective portion of the changes in the fair value of TEP’s interest rate swaps and TEP’s six-year power purchase swap agreement are recorded in AOCI and the ineffective portion, if any, is recognized in earnings.

•	When TEP determines a contract is no longer effective in offsetting the changes in cash flow of a hedged item, TEP recognizes the changes in fair value in earnings. The gains and losses at that time remain in AOCI and are reclassified into earnings as the underlying hedged transaction occurs.
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

UNS Electric hedges a portion of its purchased power exposure to fixed price and natural gas-indexed contracts with forward power purchases or financial gas swaps. In April 2009, UNS Electric also began using call and put options, creating price stability and reducing exposure to price volatility that may result in delayed recovery under the PPFAC.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NORMAL PURCHASE AND NORMAL SALE
UNS Gas, UNS Electric and TEP enter into forward energy purchase and sales contracts, including call options, to support the current load forecast and contracts entered into with a counterparty with load serving requirements or generating capacity. These contracts are not required to be marked-to-market and are accounted for on an accrual basis. On an ongoing basis we evaluate our counterparties for non-performance risk to ensure it does not impact our ability to obtain the normal scope exception.
2008 ACCOUNTING SUMMARY
For the three and nine months ended September 30, 2008, we recorded unrealized gains and losses on derivative instruments as follows:
•	TEP’s interest rate swaps, TEP’s forward contracts to sell excess capacity, and TEP and UNS Gas’ forward gas swaps were recorded in AOCI;

•	TEP’s non-trading hedges such as forward power purchase contracts indexed to gas, and TEP’s forward purchase and sale trading contracts were recorded in the income statement; and

•	All other commodity contracts were reflected on the balance sheet as either regulatory assets or regulatory liabilities.
Financial Impact of Derivatives
The net unrealized gains and losses on derivative activities reported in AOCI were as follows:

	UniSource Energy
	Three Months		Nine Months
Cash Flow Hedges — Unrealized Gains (Losses)	Ended September 30,		Ended September 30,
Recorded to AOCI	2009	2008	2009	2008
	-Millions of Dollars-
Forward Power Contracts	$—	$5	$(1)	$2
Gas Price Swaps	—	(44)	—	(10)
Interest Rate Swaps	(3)	(1)	—	—

Total Pre-Tax Unrealized Gain (Loss)	$(3)	$(40)	$(1)	$(8)

After-Tax Unrealized Gain (Loss) Recorded in AOCI	$(2)	$(24)	$—	$(5)

Unrealized (Gain) Loss Reclassified to Net Income
Forward Power Contracts Recorded in Wholesale Sales	$—	$—	$—	$1
Gas Price Swaps Recorded in Fuel	—	2	—	(2)
Interest Rate Swaps Recorded in Interest Expense	1	—	1	—

Total Pre-Tax Unrealized (Gain) Loss	$1	$2	$1	$(1)

After-Tax Unrealized (Gain) Loss Reclassified to Net Income	$—	$1	$1	$(1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited

	TEP
	Three Months		Nine Months
Cash Flow Hedges — Unrealized Gains (Losses)	Ended September 30,		Ended September 30,
Recorded to AOCI	2009	2008	2009	2008
	-Millions of Dollars-

Forward Power Contracts	$—	$5	$(1)	$2
Gas Price Swaps	—	(27)	—	—
Interest Rate Swaps	(3)	(1)	—	—

Total Pre-Tax Unrealized Gain (Loss)	$(3)	$(23)	$(1)	$2

After-Tax Unrealized Gain (Loss) Recorded in AOCI	$(2)	$(14)	$—	$1

Unrealized (Gain) Loss Reclassified to Net Income
Forward Power Contracts Recorded in Wholesale Sales	$—	$—	$—	$1
Gas Price Swaps Recorded in Fuel	—	2	—	(2)
Interest Rate Swaps Recorded in Interest Expense	1	—	1	—

Total Pre-Tax Unrealized (Gain) Loss	$1	$2	$1	$(1)

After-Tax Unrealized (Gain) Loss Reclassified to Net Income	$—	$1	$1	$(1)

The net unrealized gains and losses from Mark-to-Market derivative activities recorded in the income statement were as follows:

	UniSource Energy
	Three Months		Nine Months
Mark-to-Market Transactions — Unrealized Gains (Losses)	Ended September 30,		Ended September 30,
Recorded in Earnings	2009	2008	2009	2008
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales(1)	$—	$28	$—	$13
Forward Power Purchases(1)	—	(28)	—	(14)
Forward Power Purchases Recorded in Purchased Energy	—	1	—	(1)
Forward Gas Price Swaps Recorded in Fuel	—	(7)	—	(3)

Total Pre-Tax Unrealized Gains (Losses)	$—	$(6)	$—	$(5)

	TEP
	Three Months		Nine Months
Mark-to-Market Transactions — Unrealized Gains (Losses)	Ended September 30,		Ended September 30,
Recorded in Earnings	2009	2008	2009	2008
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales(1)	$(3)	$(28)	$—	$13
Forward Power Purchases(1)	3	28	—	(14)
Forward Power Purchases Recorded in Purchased Energy	—	1	—	(1)
Forward Gas Price Swaps Recorded in Fuel	—	(7)	—	(3)

Total Pre-Tax Unrealized Gains (Losses)	$—	$(6)	$—	$(5)

(1)	TEP’s 2009 unrealized gains and losses are with UNS Electric and are eliminated in the UniSource Energy financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The net unrealized gains and losses from Mark-to-Market derivative activities recorded in regulatory assets or regulatory liabilities were as follows:

	UniSource Energy
	Three Months		Nine Months
Mark-to-Market Transactions — Increase (Decrease)	Ended September 30,		Ended September 30,
Recorded in Regulatory Accounts on the Balance Sheet	2009	2008	2009	2008
	-Millions of Dollars-
Recorded in Current Regulatory Assets — Derivatives:
Gas Swaps	$22	$(2)	$15	$(2)
Gas Collars	1	—	—	—
Power Contracts	5	(5)	—	(5)
Recorded in Current Regulatory Liabilities — Derivatives:
Gas Swaps	—	(6)	—	—
Power Contracts	—	(25)	—	(3)
Recorded in Other Regulatory Assets — Derivatives:
Gas Swaps	5	(1)	8	(1)
Power Contracts	—	(5)	—	(5)
Recorded in Other Regulatory Liabilities — Derivatives:
Gas Swaps	—	(4)	—	—
Power Contracts	—	(10)	—	(6)

Total Increase (Decrease)	$33	$(58)	$23	$(22)

	TEP
	Three Months		Nine Months
Mark-to-Market Transactions — Increase (Decrease)	Ended September 30,		Ended September 30,
Recorded in Regulatory Accounts on the Balance Sheet	2009	2008	2009	2008
	-Millions of Dollars-
Recorded in Current Regulatory Assets — Derivatives:
Gas Swaps	$16	$—	$10	$—
Gas Collars	1	—	—	—
Recorded in Other Regulatory Assets — Derivatives:
Gas Swaps	3	—	4	—
Power Contracts	(1)	—	(3)	—

Total Increase (Decrease)	$19	$—	$11	$—

The settlement of forward power purchase and sales contracts that did not result in physical delivery were as follows:

	UniSource Energy and TEP
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$8	$13	$20	$25
Forward Power Purchases	(7)	(13)	(18)	(25)

Total Sales and Purchases Not Resulting in Physical Delivery	$1	$—	$2	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The fair value of derivative assets and liabilities were as follows:

	UniSource Energy
	September 30, 2009
	Current	Current	Noncurrent	Noncurrent
	Assets	Liabilities	Assets	Liabilities	Total
	-Millions of Dollars-
Gas Swaps	$1	$(14)	$2	$(5)	$(16)
Power Contracts	2	(13)	3	(4)	(12)
Power Options	—	—	—	(5)	(5)
Interest Rate Swaps — Cash Flow Hedge	—	(1)	—	(7)	(8)

Total	$3	$(28)	$5	$(21)	$(41)

	UniSource Energy
	December 31, 2008
	Current	Current	Noncurrent	Noncurrent
	Assets	Liabilities	Assets	Liabilities	Total
	-Millions of Dollars-
Gas Swaps	$—	$(28)	$—	$(12)	$(40)
Power Contracts	3	(13)	2	(7)	(15)
Power Options	—	—	1	(3)	(2)
Interest Rate Swaps — Cash Flow Hedge	—	—	—	(8)	(8)

Total	$3	$(41)	$3	$(30)	$(65)

	TEP
	September 30, 2009
	Current	Current	Noncurrent	Noncurrent
	Assets	Liabilities	Assets	Liabilities	Total
	-Millions of Dollars-
Gas Swaps	$—	$(4)	$1	$(1)	$(4)
Power Contracts	1	—	—	—	1
Power Options	—	—	—	(5)	(5)
Interest Rate Swaps — Cash Flow Hedge	—	(1)	—	(7)	(8)
Power — Trading(1)	7	(7)	—	—	—

Total	$8	$(12)	$1	$(13)	$(16)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited

	TEP
	December 31, 2008
	Current	Current	Noncurrent	Noncurrent
	Assets	Liabilities	Assets	Liabilities	Total
	-Millions of Dollars-
Gas Swaps	$—	$(14)	$—	$(4)	$(18)
Power Contracts	1	(1)	—	—	—
Power Options	—	—	1	(3)	(2)
Interest Rate Swaps — Cash Flow Hedge	—	—	—	(8)	(8)
Power — Trading(1)	4	(4)	4	(4)	—

Total	$5	$(19)	$5	$(19)	$(28)

(1)	TEP’s power trading balances are with UNS Electric and are eliminated in the UniSource Energy financial statements.
As cash collateral is shown separately in the balance sheet, the above balances exclude any cash collateral posted with counterparties.
At September 30, 2009, TEP had contracts that will settle through the third quarter of 2015; UNS Electric had contracts that will settle through the fourth quarter of 2013; and UNS Gas had contracts that will settle through the third quarter of 2012. Amounts presented above, as Net Current Assets (Liabilities), are expected to be reclassified into earnings within the next twelve months.
Derivative Volumes
By commodity type at September 30, 2009, UniSource Energy and TEP had the following derivative volumes:

	UniSource Energy
					2013-
	2009	2010	2011	2012	2015	Total

Gas GBtu
Gas Swaps	1,859	7,144	3,921	871	—	13,795
Power GWh
Power Purchases — Non-Trading	335	1,187	555	123	123	2,323
Power Sales — Non-Trading	52	—	219	—	—	271
Power Options	—	248	246	248	248	990
Power Purchases — Cash Flow Hedge	—	29	29	29	88	175

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited

	TEP
					2013-
	2009	2010	2011	2012	2015	Total

Gas GBtu
Gas Swaps	594	3,068	1,394	277	—	5,333
Power GWh
Power Purchases — Non-Trading	22	82	—	—	—	104
Power Sales — Non-Trading	52	—	—	—	—	52
Power Options	—	248	246	248	248	990
Power Purchases — Cash Flow Hedge	—	29	29	29	88	175
Power Trading GWh
Power Purchases — Trading(1)	62	122	—	—	—	184
Power Sales — Trading(1)	62	122	—	—	—	184

(1)	TEP’s 2009 and 2010 power trading GWh are with UNS Electric and are eliminated in the UniSource Energy financial statements.
Hedging Policy
TEP and UNS Electric have policies requiring 90% of peak demand to be hedged by the fourth quarter of the year preceding the peak period. UNS Electric has a policy that requires a minimum of 45% of forecasted monthly energy to be hedged two months prior to the beginning of each month. TEP and UNS Gas have policies requiring a target of 45% of the estimated monthly natural gas exposure be fixed two months prior to the beginning of each month. To achieve this target, purchases of 15% of the estimated gas risk are made each year so that at the end of 3 years the 45% minimum goal is realized. TEP, UNS Gas and UNS Electric are in compliance with these policies.
Credit Risk Adjustment
When the fair value of our derivative contracts are reflected as an asset, the counterparty owes us and this creates credit risk. We minimize our credit risk by: (1) entering into transactions with high-quality counterparties, (2) limiting our exposure to each counterparty, (3) monitoring the financial condition of the counterparties and (4) requiring collateral in accordance with the counterparty master agreements. Using a combination of market credit default swap data and historical recovery rates for bonds, we consider the impact of counterparty creditworthiness in determining the fair value of our derivatives as well as its possible effect on continued qualification for cash flow hedge accounting. At September 30, 2009, and at December 31, 2008, the impact of counterparty credit risk on the fair value of derivative asset contracts was less than $0.5 million.
We also consider the impact of our own credit risk on instruments that are in a net liability position, after deducting collateral posted, using market credit default swap data and allocating the credit risk adjustment to all individual contracts in a net liability position. At September 30, 2009, and at December 31, 2008, the impact of our own credit risk was $1 million and less than $0.5 million, respectively.
CONCENTRATION OF CREDIT RISK
The use of contractual arrangements to manage the risks associated with changes in energy commodity prices creates credit risk exposure resulting from the possibility of nonperformance by counterparties pursuant to the terms of their contractual obligations. TEP, UNS Gas and UNS Electric enter into contracts for the physical delivery of energy and gas which contain remedies in the event of nonperformance by the supply counterparties. In addition, volatile energy prices can create significant credit exposure from energy market receivables and mark-to-market valuations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
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
The following table shows the sum of the fair value of all derivative instruments under contracts with credit-risk-related contingent features that are in a net liability position at September 30, 2009. It also shows cash collateral and letters of credit posted, and additional collateral to be posted if credit-risk related contingent features were triggered.

				UniSource
	TEP	UNS Gas	UNS Electric	Energy
	September 30, 2009
	-Millions of Dollars-
Net Liability Position	$40	$17	$22	$79
Cash Collateral Posted	2	5	1	8
Letters of Credit	1	—	12	13
Additional Collateral to Post if Contingent Features Triggered	38	13	9	60
As of September 30, 2009, TEP had $18 million of credit exposure to other counterparties’ creditworthiness related to its wholesale marketing and gas hedging activities, of which three counterparties individually composed greater than 10% of the total credit exposure. At September 30, 2009, UNS Gas and UNS Electric had immaterial exposure to other counterparties.
NOTE 6. INCOME TAXES
Beginning in the first quarter of 2009, UniSource Energy changed its method of accounting for income tax expense for interim reporting. UniSource Energy had been using the discrete method to calculate income tax expense. The discrete method requires the calculation of permanent and timing differences for each quarter as the events giving rise to the difference occur. The new method is the effective tax rate method which applies an estimated annual effective tax rate to net income before income taxes for the period to calculate income tax expense. The purpose of the change was to improve interim reporting. The discrete method is an acceptable method of calculating income taxes for the regulated utility industry; however the effective tax rate method is the preferred method under GAAP. This change has been reflected in the financial statements without restatement of prior periods.
For the quarter and nine-month period ended September 30, 2009, the effective tax rate differed from the federal rate, primarily due to state income taxes and the effect of permanent differences. For the quarter and nine-month period ended September 30, 2008, the discrete rate differs from the federal tax rate primarily due to federal and state tax credits and depreciation differences on a flow through basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 7. COMMITMENTS AND CONTINGENCIES
TEP COMMITMENTS
Firm Purchase Commitments
In 2009, TEP entered into the following additional, firm, non-cancelable purchase commitments from those reported in our 2008 Annual Report on Form 10-K:

	2010	2011	2012	2013	Thereafter	Total
	-Millions of Dollars-
Purchased Power	$34	$2	$2	$2	$4	$44
Transmission	1	1	1	1	—	4

Total Additional, Unrecognized, Firm Purchase Commitments	$35	$3	$3	$3	$4	$48

Certain of TEP’s purchased power contracts are at a fixed price per MWh and others are indexed to natural gas prices. The commitment amounts included in the table are based on projected market prices as of September 30, 2009.
Renewable Energy Purchase Power Agreements
TEP has entered into three long-term purchase power agreements with developing renewable energy generation facilities that extend for periods of 15 to 20 years. The facilities are expected to begin commercial operation between 2010 and 2012. TEP is required to purchase the full output of each facility. Expected capacities range from 2 MW to 25 MW. TEP is only obligated to pay for actual energy delivered. There are no minimum payment obligations under these contracts.
UNS ELECTRIC COMMITMENTS
In 2009, UNS Electric entered into forward power purchase agreements through December 2011. UNS Electric estimates its minimum payments for these forward purchases to be $30 million in 2010 and $8 million in 2011.
UNS Electric has entered into one long-term purchase power agreement with a renewable energy generation facility that extends for 20 years. The facility is expected to begin commercial operation in 2011. UNS Electric is required to purchase the full output of the facility with an expected minimum capacity of 7 MW. UNS Electric is only obligated to pay for actual energy delivered. There is no minimum payment obligation under this contract.
UNS GAS COMMITMENTS
In 2009, UNS Gas entered into forward gas purchase agreements through July 2012. UNS Gas estimates its minimum payments for these forward purchases to be $2 million in 2010 and 2011 and $1 million in 2012.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
In December 2008, TEP filed a complaint in the United States Federal District Court against El Paso seeking a $2 million reimbursement from El Paso for transmission charges paid by TEP to PNM for transmission service in an attempt to mitigate TEP’s damages before FERC issued its decision in November 2008. On September 10, 2009, the District Court denied El Paso’s motion to dismiss TEP’s complaint and stayed the proceeding pending a final resolution of the FERC proceedings and any appeal. TEP cannot predict the timing or outcome of this lawsuit.
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
Environmental Reclamation at Remote Generating Stations
TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure. When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the corresponding coal supply agreement. At September 30, 2009 and at December 31, 2008, TEP’s balance sheet reflected a liability of $9 million based on our estimated $17 million obligation at the expiration dates of the coal supply agreements in 2011 through 2017.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
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
TEP Wholesale Accounts Receivable and Allowances
TEP’s Accounts Receivable from Electric Wholesale Sales includes $16 million of receivables at September 30, 2009 and December 31, 2008 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000. The recognized reserve balance, effectively decreasing accounts receivable, at September 30, 2009 and at December 31, 2008 was $14 million. There are several outstanding legal issues, complaints and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company, Pacific Gas and Electric Company, the CPX and the CISO. We cannot predict the outcome of these issues or lawsuits.
Tucson to Nogales Transmission Line
TEP and UNS Electric are parties to a project development agreement for the joint construction of an approximately 60-mile transmission line from Tucson to Nogales, Arizona. UNS Electric’s participation in this project was initiated in response to an order by the ACC to improve reliability to UNS Electric’s retail customers in Nogales, Arizona.
In 2002, the ACC approved the location and construction of the proposed 345-kV line along a route identified as the Western Corridor route subject to a number of conditions, including obtaining all required permits from state and federal agencies. The U.S. Forest Service subsequently identified a preference for a route identified as the Central Corridor route in the final Environmental Impact Statement for the project. TEP is considering options for the project including potential new routes. If a decision is made to pursue an alternative route, approvals will be needed from the ACC, the Department of Energy, U.S. Forest Service, Bureau of Land Management, and the International Boundary and Water Commission. As of September 30, 2009, TEP had capitalized $11 million related to the project, including $2 million of land and land rights. If TEP does not receive the required approvals or abandons the project, TEP believes cost recovery from ratepayers for prudent and reasonably incurred costs related to the project as a consequence of the ACC’s requirement for a second transmission line serving the Nogales, Arizona area is probable.
GUARANTEES
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are:
•	UES’ guarantee of $100 million senior unsecured notes issued by UNS Gas and $100 million senior unsecured notes issued by UNS Electric,

•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver,

•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas, and

•	UniSource Energy’s guarantee of the $28 million of outstanding loans under the UED Credit Agreement.
To the extent liabilities exist under these contracts, the liabilities are included in our consolidated balance sheets.
We believe that the likelihood UniSource Energy or UES would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE
The fair value of a financial instrument is the market price that would be received from the sale of an asset or transfer of a liability at the measurement date. The carrying amounts of our current assets and liabilities, including Current Maturities of Long-Term Debt and amounts outstanding under our credit agreements, approximate their fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below. We use the following methods and assumptions for estimating the fair value of our financial instruments:
•	Investments in Lease Debt and Equity — TEP calculated the present value of remaining cash flows at the balance sheet date using current market rates with similar characteristics with respect to credit rating and time-to-maturity. We also incorporated the impact of counterparty credit risk using market credit default swap data;

•	Fixed Rate Long-Term Debt — UniSource Energy and TEP used quoted market prices, where available, or calculated the present value of remaining cash flows at the balance sheet date using current market rates for bonds with similar characteristics with respect to credit rating and time-to-maturity. We also incorporate the impact of our own credit risk using a credit default swap rate when determining the fair value of fixed rate long-term debt;

•	Variable Rate Long-Term Debt — TEP considers the principal amounts of variable rate debt outstanding to be reasonable estimates of their fair value. The fair value of variable rate long-term debt has also been adjusted for credit risk using a credit default swap rate; and

•	UNS considers the carrying value of the MEH note receivable to approximate fair value. See Note 14.
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The amount recorded in the balance sheet (carrying value) and the estimated fair values of our financial instruments included the following:

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	-Millions of Dollars-
Assets:
TEP Investment in Lease Debt and Equity	$132	$140	$127	$144
MEH Note Receivable	15	15	—	—
Liabilities:
Fixed Rate Long-Term Debt
TEP	445	325	445	322
UniSource Energy	795	676	795	661
Variable Rate Long-Term Debt
TEP	459	448	459	441
UniSource Energy	523	512	525	507
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
UniSource Energy and TEP made pension plan contributions for 2009 of $20 million and $18 million, respectively.
We recognize the underfunded status of our defined benefit pension plans as a liability on our consolidated balance sheets. The underfunded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation for pension plans. We recognize a regulatory asset to the extent these future costs are probable of recovery in rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
Additionally, we provide supplemental retirement benefits to certain employees whose benefits are limited by Internal Revenue Service benefit or compensation limitations. Changes in supplemental retirement benefit obligations are recognized as a component of AOCI.
TEP Salaried Employees Retirement Plan Amendment
In August 2009, TEP amended one of its defined benefit pension plans to limit early retirement benefits for TEP non-union employees hired after June 1, 2009 and to modify disability retirement and survivor benefits for all TEP non-union employees. As a result of the pension plan amendment, the plan assets and liabilities were remeasured as of August 31, 2009. In performing the remeasurement, management reviewed the key assumptions used to measure the plan’s benefit obligation at December 31, 2008 and to calculate pension expense for 2009. TEP determined that the discount rate should be increased to 6.40% from the 6.30% rate assumed at December 31, 2008. The revised discount rate was determined using the same methodology as was employed at year-end 2008. All other key assumptions, including the expected rate of return on assets, remained unchanged from December 31, 2008.
The amendment reduced the annual expense for 2009 for the salaried plan by $0.6 million to $8.2 million. The reduction in pension expense will be recognized ratably from September to December of 2009. The remeasurement reduced the benefit obligation and corresponding regulatory asset by $8 million.
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
In the 2008 TEP Rate Order, the ACC authorized accrual basis recovery of other postretirement benefit plan costs based on a commitment to fund the plan. TEP established and contributed $1 million to a Voluntary Employee Beneficiary Association (VEBA) trust in the third quarter of 2009 to fund its postretirement medical benefit plan.
COMPONENTS OF NET PERIODIC BENEFIT COST
The components of UniSource Energy’s net periodic benefit costs are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	-Millions of Dollars-

Components of Net Periodic Benefit Cost
Service Cost	$2	$2	$—	$—
Interest Cost	4	4	1	1
Expected Return on Plan Assets	(3)	(4)	—	—
Amortization of Net Loss	2	1	—	—

Net Periodic Benefit Cost	$5	$3	$1	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited

			Other Postretirement
	Pension Benefits		Benefits
	Nine months Ended		Nine months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	-Millions of Dollars-

Components of Net Periodic Benefit Cost
Service Cost	$6	$6	$2	$1
Interest Cost	11	11	3	3
Expected Return on Plan Assets	(8)	(12)	—	—
Amortization of Prior Service Cost	—	1	(1)	(1)
Amortization of Net Loss	5	—	—	—

Net Periodic Benefit Cost	$14	$6	$4	$3

The table above includes pension benefit costs of $1 million and other postretirement benefit costs of less than $0.1 million for UNS Gas and UNS Electric. In 2009, UniSource Energy and TEP capitalized approximately 21% and 19%, respectively, of net periodic benefit costs.
NOTE 10. SHARE-BASED COMPENSATION PLANS
Under the 2006 Omnibus Stock and Incentive Plan, the Compensation Committee of the UniSource Energy Board of Directors may issue various types of share-based compensation, including stock options, restricted shares/units, and performance shares. The total number of shares which may be awarded under the Plan cannot exceed 2.25 million shares. As of September 30, 2009, the total number of shares issued under the 2006 Omnibus Stock and Incentive Plan was 1 million shares.
STOCK OPTIONS
In February 2009, the Compensation Committee of the UniSource Energy Board of Directors granted 248,760 stock options to officers with an exercise price of $26.11. In February 2008, the Compensation Committee granted 303,550 stock options to officers with an exercise price of $26.18.
Stock options are granted with an exercise price equal to the fair market value of the stock on the date of grant, vest over three years, become exercisable in one-third increments on each anniversary date of the grant and expire on the tenth anniversary of the grant. Compensation expense is recorded on a straight-line basis over the service period for the total award based on the grant date fair value of the options less estimated forfeitures. For awards granted to retirement eligible officers, compensation expense is recorded immediately. One stock option award accrues dividend equivalents that are paid in cash on the earlier of the date of exercise of the underlying option or the date the option expires. Dividend equivalents are recorded as dividends when declared. See discussion of Dividend Equivalents in Note 1.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
A summary of stock option activity follows:

	Nine Months Ended September 30, 2009
	Total Stock Options
	Outstanding		Non-Vested Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Grant Date
(Shares in Thousands)	Shares	Price	Shares	Value
Options Outstanding, December 31, 2008	1,635	$22.50	482	$5.59
Granted	249	$26.11	249	$5.53
Exercised or Vested	(164)	$12.67	(218)	$6.13

Options Outstanding, September 30, 2009	1,720	$23.95	513	$5.33

Options Exercisable, September 30, 2009	1,208	$22.42

Aggregate Intrinsic Value of Options Exercised ($000’s)		$2,293

At September 30,
2009 ($000’s)
Aggregate Intrinsic Value for Options Outstanding	$13,151
Aggregate Intrinsic Value for Options Exercisable	$11,072
Weighted Average Remaining Contractual Life of Options Outstanding	4.4 years
Weighted Average Remaining Contractual Life of Exercisable Options	3.0 years
Exercise prices for stock options outstanding and exercisable as of September 30, 2009 are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	(000’s)	Life	Price	(000’s)	Price
$11.00 - $15.28	261	0.8 years	$15.22	261	$15.22
$17.44 - $18.84	512	2.2 years	$18.02	512	$18.02
$26.11 - $37.88	947	6.6 years	$29.57	434	$31.95
RESTRICTED STOCK UNITS AND PERFORMANCE SHARES
Restricted Stock Units
In May 2009, the Compensation Committee of the UniSource Energy Board of Directors granted 21,885 restricted stock units to non-employee directors at a weighted average fair value of $26.73 per share. In August 2008, May 2008, and February 2008, restricted stock units of 1,400, 18,448 and 3,130, respectively, were granted to non-employee directors at a weighted average fair value of $32.15 per share, $31.71 per share and $28.75 per share, respectively. The restricted stock units vest in one year or immediately upon death, disability, or retirement. Compensation expense equal to the fair value on the grant date is recognized over the vesting period. Fully vested, deferred stock units accrue dividend equivalent stock units that are charged to dividends as declared. In the January following the year the person is no longer a Director, Common Stock shares will be issued for the vested stock units.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
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
In February 2008, the Compensation Committee of the UniSource Energy Board of Directors granted 49,140 performance share awards (targeted shares) to Officers at a grant date fair value, based on a Monte Carlo simulation, of $17.10 per share. The performance share awards will be paid out in shares of UniSource Energy Common Stock based on UniSource Energy’s performance over the performance period of January 1, 2008 through December 31, 2010. The performance criteria specified in the awards is determined based on targeted UniSource Energy Total Shareholder Return during the performance period compared with the Total Shareholder Return over the same period of an industry peer group.
Compensation expense for the 2009 and 2008 awards is equal to the fair value of the award on the grant date and is recognized over the vesting period if the requisite service period is fulfilled, whether or not the threshold is achieved.
SHARE-BASED COMPENSATION EXPENSE
UniSource Energy and TEP recorded compensation expense of $1 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively, and $2 million for the nine months ended September 30, 2009 and 2008. We capitalized approximately 30% of the share-based compensation costs.
At September 30, 2009, the total unrecognized compensation cost related to non-vested share-based compensation was $3 million which will be recorded as compensation expense over the remaining vesting periods through February 2012. The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at September 30, 2009 was 2 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 11. FAIR VALUE MEASUREMENTS
The following tables set forth, by level within the fair value hierarchy, UniSource Energy and TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UniSource Energy
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	September 30, 2009
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$44	$—	$—	$44
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	13	—	13
Equity Investments (3)	—	—	11	11
Collateral Posted (4)	—	7	—	7
Energy Contracts (5)	—	3	5	8

Total Assets	44	23	16	83

Liabilities
Energy Contracts (5)	—	(19)	(22)	(41)
Interest Rate Swaps (6)	—	(8)	—	(8)

Total Liabilities	—	(27)	(22)	(49)

Net Total Assets and (Liabilities)	$44	$(4)	$(6)	$34

	UniSource Energy
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2008
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$14	$—	$—	$14
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	9	—	9
Equity Investments (3)	—	—	11	11
Collateral Posted (4)	—	14	—	14
Energy Contracts (5)	—	1	6	7

Total Assets	14	24	17	55

Liabilities
Energy Contracts (5)	—	(40)	(23)	(63)
Interest Rate Swaps (6)	—	(8)	—	(8)

Total Liabilities	—	(48)	(23)	(71)

Net Total Assets and (Liabilities)	$14	$(24)	$(6)	$(16)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited

	TEP
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	September 30, 2009
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$8	$—	$—	$8
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	13	—	13
Collateral Posted (4)	—	2	—	2
Energy Contracts (5)	—	1	8	9

Total Assets	8	16	8	32

Liabilities
Energy Contracts (5)	—	(5)	(12)	(17)
Interest Rate Swaps (6)	—	(8)	—	(8)

Total Liabilities	—	(13)	(12)	(25)

Net Total Assets and (Liabilities)	$8	$3	$(4)	$7

	TEP
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2008
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$8	$—	$—	$8
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	9	—	9
Energy Contracts (5)	—	—	10	10

Total Assets	8	9	10	27

Liabilities
Energy Contracts (5)	—	(18)	(11)	(29)
Interest Rate Swaps (6)	—	(8)	—	(8)

Total Liabilities	—	(26)	(11)	(37)

Net Total Assets and (Liabilities)	$8	$(17)	$(1)	$(10)

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of Commercial Paper and Money Market Funds.

(2)	Level 2 investments comprise amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan (SERP) benefits. The valuation is based on quoted prices, traded in active markets. These investments are included in Investments and Other Property – Other in the UniSource Energy and TEP balance sheets.

(3)	Equity Investments (UniSource Energy table only) are, in the absence of readily ascertainable market values, based on the investment partners’ valuations and comprise Millennium’s equity investment in unregulated businesses. These investments are included in Investments and Other Property – Other in the UniSource Energy balance sheet.

(4)	Collateral provided for energy contracts with counterparties to reduce credit risk exposure.

(5)	Energy contracts include gas swap agreements (Level 2), gas collars (Level 3), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The valuation techniques are described below.

(6)	Interest Rate Swaps are valued based on either the six-month LIBOR index or the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap index (Level 2).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
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
Derivatives valued using an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers are categorized in Level 3. For both power and gas prices, TEP and UNS Electric obtain quotes from brokers, major market participants, exchanges or industry publications as well as its own price experience from active transactions in the market. TEP and UNS Electric primarily use one set of quotations each for power and for gas, and then use the other sources as validation of those prices. The broker providing quotes for power prices states that the market information provided is indicative only, but believes it to be reflective of market conditions as of the time and date indicated. In addition, energy derivatives include contracts where published prices are not readily available. These include contracts for delivery periods during non-standard time blocks, contracts for delivery during only a few months of a given year when prices are quoted only for the annual average, or contracts for delivery at illiquid delivery points. In these cases, TEP and UNS Electric apply certain management assumptions to value such contracts. These assumptions include applying percentage multipliers to value non-standard time blocks, applying historical price curve relationships to calendar year quotes, and including adjustments for transmission and line losses to value contracts at illiquid delivery points. We also consider the impact of counterparty credit risk using current and historical default and recovery rates as well as our own credit risk using credit default swap data. TEP and UNS Electric review these assumptions on a quarterly basis.
The fair value of TEP’s and UNS Electric’s gas collars is estimated using the Black-Scholes-Merton option pricing model which takes into account inputs such as contract terms and market parameters. This would include maturity dates and assumptions of the future prices of energy, interest rates, volatility, credit worthiness and credit spread. Both TEP’s and UNS Electric’s gas collars settled in the third quarter of 2009. The gains and losses associated with these contracts are reflected in the Level 3 reconciliation tables below. The fair value of TEP’s purchase power call option is estimated using an internal pricing model which includes assumptions about market risks such as liquidity, volatility, and contract valuation. TEP’s model also considers credit and non-performance risk. UniSource Energy and TEP’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The following tables set forth a reconciliation of changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended
	September 30, 2009
	-Millions of Dollars-
	UniSource Energy			TEP
	Mark-to-Market			Mark-to-Market
	Contracts	Investments	Total	Contracts
Balance, as of July 1, 2009	$(23)	$11	$(12)	$(5)
Gains and (Losses) (Realized/Unrealized) Recorded to:
Net Regulatory Assets	6	—	6	1

Balance, as of September 30, 2009	$(17)	$11	$(6)	$(4)

	Nine Months Ended
	September 30, 2009
	-Millions of Dollars-
	UniSource Energy			TEP
	Mark-to-Market			Mark-to-Market
	Contracts	Investments	Total	Contracts
Balance, as of January 1, 2009	$(17)	$11	$(6)	$(1)
Gains and (Losses) (Realized/Unrealized) Recorded to:
Net Regulatory Assets	—	—	—	(3)

Balance, as of September 30, 2009	$(17)	$11	$(6)	$(4)

Gains and losses on mark-to-market contracts include the reclassification of realized gains and losses on the settlement of derivative contracts. All of the Level 3 unrealized gains and losses are attributable to the change in fair value of Level 3 assets and liabilities held at the reporting date.
There were no transfers in or out of Level 3 derivatives.
NOTE 12. UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
Basic EPS is computed by dividing Net Income by the weighted average number of common shares considered outstanding during the period. Except when the effect would be anti-dilutive, the diluted EPS calculation includes the impact of shares that could be issued upon exercise of outstanding stock options, contingently issuable shares under equity-based awards or common shares that would result from the conversion of convertible notes. The numerator in calculating diluted earnings per share is Net Income adjusted for the interest on convertible notes (net of tax) that would not be paid if the notes were converted to common shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The following table shows the effects of potential dilutive common stock on the weighted average number of shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	-Thousands of Dollars-
Numerator:
Net Income	$57,646	$(11,039)	$93,839	$(8,906)
Income from Assumed Conversion of Convertible Senior Notes	1,097	—	3,292	—

Adjusted Numerator	$58,743	$(11,039)	$97,131	$(8,906)

	-Thousands of Shares-
Denominator:
Weighted-average Shares of Common Stock Outstanding:
Common Shares Issued	35,722	35,453	35,623	35,398
Participating Securities	100	—	102	—
Fully Vested Deferred Stock Units	106	224	104	218

Total Weighted-average Shares of Common Stock Outstanding and Participating Securities — Basic	35,928	35,677	35,829	35,616
Effect of Dilutive Securities:
Convertible Senior Notes	4,101	—	4,086	—
Options and Stock Issuable under Employee Benefit Plans and the Directors’ Plans	507	—	491	—

Total Shares — Diluted	40,536	35,677	40,406	35,616

For the three and nine months ended September 30, 2008, 4 million potentially dilutive shares from the conversion of convertible senior notes, and 0.5 million of options and stock issuable under employee benefit plans and the directors’ plans, were not included in the computation of diluted EPS because to do so would be anti-dilutive. For the three and nine months ended September 30, 2008 after-tax interest expense of $1 million and $3 million, respectively, was not included in the computation of diluted EPS because to do so would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
The following table shows the number of stock options to purchase shares of Common Stock excluded from the computation of diluted EPS because the stock option’s exercise price was greater than the average market price of the Common Stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	-In Thousands-
Stock Options Excluded from the Diluted EPS Computation	395	234	395	288
NOTE 13. STOCKHOLDERS’ EQUITY
In August 2009, UniSource Energy declared a third quarter dividend to shareholders of $0.29 per share of UniSource Energy Common Stock. The dividend, totaling $10 million, was paid in September 2009, to common shareholders of record as of August 20, 2009. For the nine-month period ended September 30, 2009, dividends of $0.87 per share or $31 million were paid to common shareholders, and UniSource Energy recorded $0.9 million of dividends as dividend equivalents. In August 2008, UniSource Energy declared a third quarter dividend to shareholders of $0.24 per share of UniSource Energy Common Stock. The dividend, totaling $9 million, was paid in September 2008. For the nine-month period ended September 30, 2008 dividends of $0.72 per share or $26 million were paid to common shareholders.
Dividends and Capital Contribution
In March 2009, UED and MEH paid dividends of $30 million and $3 million, respectively, to UniSource Energy. In March 2009, UniSource Energy contributed $30 million of capital to TEP. In August 2009, TEP paid dividends of $30 million to UniSource Energy. In September 2009, TEP recorded $0.8 million of dividends as dividend equivalents.
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
NOTE 15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
UniSource Energy and TEP adopted the following recently issued accounting standards:
•	In March 2008, the FASB revised the authoritative guidance for derivatives to require enhanced disclosures about an entity’s derivative and hedging activity. We are required to disclose our objectives for using derivative instruments and our underlying risk. We are also required to disclose in the financial statements the location of derivative balances, and gains and losses incurred during the reporting period. See Note 5.
•	In November 2008, the FASB revised the authoritative guidance for equity method investments to require an entity to apply the cost accumulation model when determining the carrying value of an equity investment. Share issuances by the investee should be accounted for as if the equity investee had sold a proportionate share of its investment with any gain or loss recognized in earnings. In addition, the guidance requires that impairment testing be performed at an overall investment level. We adopted this standard on January 1, 2009 and it did not have a material impact on our financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
•	In May 2009, the FASB established general standards of accounting for and disclosure of subsequent events. These are events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this in the second quarter of 2009 and the relevant disclosure is included in Note 1.
•	In April 2009, the FASB revised the authoritative guidance for fair value measurements of financial instruments to expand the fair value disclosures required for all financial instruments not measured at fair value in interim periods. The pronouncement requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments in the financial statements on an interim and annual basis. We have adopted the requirements of this pronouncement. See Note 8.
•	In June 2009, the FASB established the Accounting Standards Codification (Codification) as the source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. We adopted this guidance in the third quarter 2009.
The following recently issued accounting standards are not yet reflected in the UniSource Energy and TEP financial statements:
•	The FASB issued authoritative guidance for postretirement benefit plans in December 2008, requiring more detailed disclosures about employers’ plan assets. This includes employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. We will adopt the requirements of this pronouncement in our 2009 Form 10-K.
•	The FASB issued authoritative guidance for transfers of financial assets in June 2009, that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, including, the effects of a transfer on the reporting entity’s financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. We are assessing the impact of this pronouncement, which will be applicable for our first quarter 2010.
•	The FASB issued authoritative guidance for variable interest entities in June 2009, requiring an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. We are assessing the impact of this pronouncement, which will be applicable to us for our first quarter 2010.
•	The FASB issued authoritative guidance in October 2009 on how companies should estimate the fair value of certain alternative investments. The guidance allows companies to determine the fair value of such investments using Net Asset Value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. New disclosures are required for each major category of alternative investments. We are assessing the impact of this pronouncement, which will be applicable to us in our 2009 Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited
NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION
A reconciliation of Net Income to Net Cash Flows — Operating Activities follows:

	UniSource Energy
	Nine Months Ended
	September 30,
	2009	2008
	-Thousands of Dollars-

Net Income (Loss)	$93,839	$(8,906)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities
Depreciation and Amortization Expense	131,881	109,196
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	3,667	4,953
Amortization of Deferred Debt-Related Costs Included in Interest Expense	3,170	2,978
Provision for Bad Debts	2,537	2,703
Deferred Income Taxes	52,849	18,079
Equity in Investment in Lease Equity	(3,144)	—
Elimination of Capital Lease Interest Expense Related to Investment in Springerville Lease Equity	(1,609)	—
Pension and Postretirement Expense	17,987	8,993
Pension and Postretirement Funding	(23,275)	(13,044)
Gain on Sale of Millennium’s Investment in Sabinas	(5,979)	—
Stock Based Compensation Expense	2,120	1,953
Excess Tax Benefit from Stock Options Exercised	(1,929)	(612)
Mark-to-Market Transactions	29	6,413
Amortization of Transition Recovery Asset	—	23,945
CTC Revenue Subject to Refund	—	44,415
Provision for Navajo Retiree Health Care and Mine Reclamation	—	10,080
Impairment of Millennium Investments	—	2,037
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(6,655)	(12,911)
Materials and Fuel Inventory	(32,020)	(8,458)
Over/Under Recovered Purchased Energy Cost	(13,896)	(13,133)
Accounts Payable	(6,617)	5,774
Interest Accrued	(4,621)	(3,286)
Income Taxes	19,478	(13,151)
Taxes Other Than Income Taxes	14,381	12,479
Other Regulatory Liabilities	18,929	6,229
Other	1,176	610

Net Cash Flows — Operating Activities	$262,298	$187,336

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) — Unaudited

	TEP
	Nine Months Ended
	September 30,
	2009	2008
	-Thousands of Dollars-

Net Income (Loss)	$81,229	$(15,335)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities
Depreciation and Amortization Expense	114,539	93,198
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	2,546	3,888
Amortization of Deferred Debt-Related Costs Included in Interest Expense	1,882	2,166
Provision for Bad Debts	1,626	1,516
Deferred Income Taxes	42,350	6,864
Equity in Investment in Lease Equity	(3,144)	—
Elimination of Capital Lease Interest Expense Related to Investment in Springerville Lease Equity	(1,609)	—
Pension and Postretirement Expense	16,262	7,802
Pension and Postretirement Funding	(21,793)	(11,600)
Stock Based Compensation Expense	1,619	1,508
Mark-to-Market Transactions	29	6,372
Amortization of Transition Recovery Asset	—	23,945
CTC Revenue Subject to Refund	—	44,415
Provision for Navajo Retiree Health Care and Mine Reclamation	—	10,080
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(28,695)	(25,233)
Materials and Fuel Inventory	(31,146)	(7,488)
Over/Under Recovered Purchased Energy Cost	(25,761)	—
Accounts Payable	5,394	19,076
Interest Accrued	488	780
Income Taxes	3,242	3,298
Taxes Other Than Income Taxes	15,213	11,578
Other Regulatory Liabilities	17,411	5,258
Other	5,792	4,545

Net Cash Flows — Operating Activities	$197,474	$186,633

UED prepaid $2 million for its LIBOR borrowing with Union Bank on July 28, 2009 in accordance with the terms of the UED Credit Agreement. On August 3, 2009, the deposit was applied to the $30 million principal. For the three and nine months ended September 30, 2009, UniSource had a $2 million non-cash financing activity that affected recognized assets and liabilities but did not result in cash receipts or payments.
In the third quarter of 2008, TEP deposited the Pima B redemption proceeds for its 7.5% collateral trust bonds with a trustee. On August 1, 2008, the deposit was applied to the payment of $128 million of principal plus $5 million of accrued interest upon maturity of the bonds. For the three and nine months ended September 30, 2008, UniSource and TEP had a $128 million non-cash financing activity that affected recognized assets and liabilities but did not result in cash receipts or payments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded) — Unaudited
NOTE 17. REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The UniSource Energy and TEP condensed consolidated financial statements as of September 30, 2009, and for the three and nine months ended September 30, 2009, and 2008, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports (dated October 29, 2009) are included on pages 1 and 2. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their reports on the unaudited financial information because neither of those reports is a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:
•	outlook and strategies;
•	operating results during the third quarter and nine months ended September 30, 2009 compared with the same periods in 2008;
•	factors which affect our results and outlook;
•	liquidity, capital needs, capital resources, and contractual obligations;
•	dividends; and
•	critical accounting estimates.
Management’s Discussion and Analysis should be read in conjunction with UniSource Energy and TEP’s 2008 Annual Report on Form 10-K and with the Comparative Condensed Consolidated Financial Statements, beginning on page 3, which present the results of operations for the three and nine months ended September 30, 2009 and 2008. Management’s Discussion and Analysis explains the differences between periods for specific line items of the Comparative Condensed Consolidated Financial Statements.
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
TEP, an electric utility, provides electric service to the community of Tucson, Arizona. UES, through its two operating subsidiaries, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric), provides gas and electric service to 30 communities in Northern and Southern Arizona. UED developed and owns the Black Mountain Generating Station (BMGS), a 90 MW natural gas-fired peaking facility in Northern Arizona that, through a power sales agreement, is providing energy to UNS Electric. Millennium has existing investments in unregulated businesses; however no new investments are planned at Millennium. At September 30, 2009, the investment in Millennium represented 1% of UniSource Energy’s total assets. We conduct our business in three primary business segments — TEP, UNS Gas and UNS Electric.
OUTLOOK AND STRATEGIES
Our financial prospects and outlook for the next few years will be affected by many factors including: the 2008 TEP Rate Order that freezes base rates through 2012, the recent national and regional economic downturn, potential financial market disruptions and volatility, potential regulations impacting greenhouse gas emissions and other regulatory factors. Our plans and strategies include the following:
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
Economic Conditions
As a result of general economic conditions, retail customer growth and energy sales to all classes of customers at UniSource Energy’s utility subsidiaries are below the average levels experienced in prior periods. UniSource Energy’s future results of operations may continue to be impacted by weak economic conditions. While we cannot predict if the rate of growth in number of customers will return to historic levels, we expect combined customer growth rate to average 1% or less per year during the next 18 months. Despite the weak economic conditions, we did not experience a material increase in uncollectible accounts at TEP, UNS Gas or UNS Electric in the last 12 months.
To date, UniSource Energy and its subsidiaries’ liquidity have not been materially impacted by volatility and disruptions in the financial markets. Our banking relationships remain stable. UniSource Energy and its subsidiaries have access to $280 million of revolving credit facilities, of which $204 million was unused as of October 28, 2009, which we believe is sufficient to meet current operating, capital and financing needs. UniSource Energy, TEP, UNS Gas and UNS Electric have not experienced, nor do they expect to experience, any difficulties obtaining funding under their respective revolving credit facilities. None of these credit facilities have any bankrupt financial institutions as lenders, and no lenders in the bank groups have refused to fund when requested.
As of October 28, 2009, TEP, UNS Electric and UNS Gas did not have any material power or gas trading exposure to financially distressed counterparties.
TEP, UNS Gas and UNS Electric maintain noncontributory, defined benefit pension plans for substantially all regular employees and certain affiliate employees. The pension assets are invested in a diversified portfolio of domestic and international equity securities, fixed income securities, real estate and alternative investments. As of September 30, 2009, the total value of the pension assets was approximately $175 million, compared with $135 million as of December 31, 2008. Our projected benefit obligation at December 31, 2008 was $230 million. Due to the decline in the total asset value of the plans during 2008, UniSource Energy made pension plan contributions of $20 million during the first nine months of 2009; additional contributions may be made during the fourth quarter of 2009. In 2008, UniSource Energy made pension plan contributions of $10 million. We cannot predict whether in the future our financial condition or results of operations will be impacted by current economic conditions or liquidity concerns in the financial markets.
For a further discussion of economic conditions and their impact on UniSource Energy, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations, UniSource Energy Consolidated -Economic Conditions in UniSource Energy and TEP’s 2008 Annual Report on Form 10-K.
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

RESULTS OF OPERATIONS
Executive Overview
2009 compared with 2008
We expect UniSource Energy’s net income and results from operations to improve in 2009 compared with 2008 due primarily to the following reasons:
•	A 6% base rate increase that was effective December 1, 2008 for TEP’s customers and the implementation of a purchased power and fuel adjustment clause (PPFAC) at TEP beginning January 1, 2009. The base rate increase should generate approximately $50 million of additional revenue based on 2008 retail kWh sales levels, while the PPFAC allows TEP to pass through the actual cost of fuel and purchased power costs to retail customers. Through the first nine months of 2009, TEP’s retail kWh sales were 1.0% below kWh sales levels during the same period of 2008. As a result of the PPFAC, relative to prior periods, TEP’s net income should not be as sensitive to changes in fuel and purchased power costs or revenues from short-term wholesale sales which are an off-set to the recoverable PPFAC costs;
•	No amortization expense related to TEP’s Transition Recovery Asset (TRA) will be recorded in 2009 since that asset became fully amortized in May 2008. In 2008, TEP recorded TRA amortization of $24 million; and
•	TEP will not defer recognition of any revenues subject to refund during 2009. During 2008, TEP deferred $58 million of revenue to be refunded.
These factors will be partially offset by:
•	Higher operating costs due to increases in general O&M costs, pension-related expenses and planned generating plant maintenance; and
•	An increase in depreciation and amortization expense caused by an increase in plant in service, and the effects of the 2008 TEP Rate Order that increased depreciation rates on certain assets and amortization expense related to certain regulatory assets.
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

Third Quarter of 2009 Compared with the Third Quarter of 2008
UniSource Energy reported net income of $58 million in the third quarter of 2009 compared with a net loss of $11 million in the third quarter of 2008.
The increase in UniSource Energy’s net income in the third quarter of 2009 is due primarily to a $67 million increase in net income at TEP. The increase in TEP’s net income resulted from: hot summer weather; lower fuel and purchased power expense resulting from a decrease in the wholesale market price for natural gas and energy; a $30 million provision for rate refunds that was recorded in 2008; new retail rates; and operating cost controls. See Tucson Electric Power Company, Results of Operations, below.
Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008
UniSource Energy reported net income of $94 million for the first nine months of 2009 compared with a net loss of $9 million in the same period last year.
The increase in UniSource Energy’s net income in the first nine months of 2009 is due primarily to: an increase in TEP’s retail revenues resulting from the base rate increase and hot summer weather during the third quarter of 2009; lower fuel and purchased power expense; no provision for rate refunds recorded by TEP in the first nine months of 2009 compared with $44 million in the same period last year; no TRA amortization expense recorded by TEP in the first nine months of 2009 compared with $24 million in the same period last year; and a $6 million pre-tax gain related to the sale of an investment by Millennium recorded in the second quarter of 2009. See Tucson Electric Power Company, and Other Non-Reportable Business Segments, Results of Operations, below.
CONTRIBUTION BY BUSINESS SEGMENT
The table below shows the contributions to our consolidated after-tax earnings by our three business segments, as well as Other net income (loss).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	-Millions of Dollars-		-Millions of Dollars-
TEP	$55	$(12)	$81	$(15)
UNS Gas	(1)	(1)	4	5
UNS Electric	4	3	6	4
Other (1)	—	(1)	3	(3)

Consolidated Net Income Loss	$58	$(11)	$94	$(9)

(1)	Includes: UniSource Energy parent company expenses; UniSource Energy parent company interest expense (net of tax) on the UniSource Convertible Senior Notes and on the UniSource Credit Agreement; income and losses from UED; and income and losses from Millennium investments.
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

			Borrowings	Amount Available
Balances as of	Cash and Cash		under Revolving	under Revolving
October 28, 2009	Equivalents		Credit Facility(1)	Credit Facility
	-Millions of Dollars-
UniSource Energy stand-alone	$4		$54	$16
TEP	23		11	139
UNS Gas	27		—	45	(2)
UNS Electric	16		11	34	(2)
Other	5	(3)	N/A	N/A

Total	$75		$76	$204

(1)	Includes LOCs issued under revolving credit facilities.

(2)	Either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, but the total combined amount borrowed cannot exceed $60 million.

(3)	Includes cash and cash equivalents at UED and Millennium.
Short-term Investments
UniSource Energy has a short-term investment policy which governs the investment of excess cash balances by UniSource Energy and its subsidiaries. We review this policy periodically in response to market conditions to adjust, if necessary, the maturities and concentrations by investment type and issuer in the investment portfolio. As of September 30, 2009, UniSource Energy’s short-term investments consisted of highly-rated and liquid money market funds and commercial paper. These short-term investments are classified as Cash and Cash Equivalents on the Balance Sheet.
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
Liquidity Outlook
Neither UniSource Energy nor any of its subsidiaries have any long-term debt maturities until 2011 when $50 million of unsecured notes mature at UNS Gas. The UniSource Energy and TEP Credit Agreements and the UNS Gas/UNS Electric Revolver also expire in 2011. The 364-day UED $28 million term loan facility is due in March 2010. UniSource Energy is required to make principal payments on an amortizing term loan, totaling $6 million per year. See UniSource Energy Credit Agreement, below.

Executive Overview — UniSource Energy Consolidated Cash Flows

Nine Months Ended September 30,	2009	2008
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$262	$187
Investing Activities	(248)	(359)
Financing Activities	(6)	152
Operating Activities
In the first nine months of 2009, net cash flows from operating activities were $75 million higher than the same period last year primarily due to: lower costs of fuel and purchased energy; increased retail revenues due to base rate increases at TEP and UNS Electric and hot summer weather; lower interest paid on capital leases and long-term debt; and lower income taxes paid partially offset by lower wholesale sales and higher O&M.
Investing Activities
Net cash used for investing activities was $111 million lower in the first nine months of 2009 compared with the same period in 2008 due to: a $133 million deposit made by TEP last year with the trustee for bonds that matured on August 1, 2008; and a $22 million decrease in capital expenditures in 2009; partially offset by a $31 million investment made by TEP in 2009 to purchase Springerville lease debt.
Capital Expenditures

	Actual Year-to-Date	Estimate
	September 30, 2009	Full Year 2009
	-Millions of Dollars-
TEP	$195	$239
UNS Gas	11	16
UNS Electric	23	28
Other	8	2

UniSource Energy Consolidated	$237	$285

Financing Activities
Net cash flows from financing activities were $158 million lower in the first nine months of 2009 compared with the same period last year due primarily to a $251 million reduction in proceeds from the issuance of long-term debt net of repayments. This was partially offset by: $30 million received by UED in March of 2009 under a 364-day loan; a $14 million increase in net borrowings under credit facilities; and a $50 million decrease in payments of capital lease obligations.
UniSource Energy Credit Agreement
The UniSource Credit Agreement consists of a $30 million amortizing term loan facility and a $70 million revolving credit facility that matures in August 2011. Principal payments of $1.5 million on the outstanding term loan are due quarterly, with the balance due at maturity. At September 30, 2009, there was $11 million outstanding under the term loan facility and $54 million outstanding under the UniSource Energy revolving credit facility at a weighted average interest rate of 1.50%. We have alternative interest calculation options on the term loan and on borrowings under the revolving credit facility. We have the option of paying interest at adjusted LIBOR plus 1.25% or the sum of (i) the greater of (a) the federal funds rate plus 0.5% or (b) the agent bank’s reference rate and (ii) 0.25%.
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
As of September 30, 2009, we were in compliance with the terms of the UniSource Credit Agreement.
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
Convertible Senior Notes
UniSource Energy has outstanding $150 million of 4.50% Convertible Senior Notes due 2035. Each $1,000 of Convertible Senior Notes is convertible into 27.338 shares of our Common Stock at any time, representing a conversion price of approximately $36.58 per share of our Common Stock, subject to adjustments. The closing price of UniSource Energy’s Common Stock was $28.05 on October 28, 2009.
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
Guarantees
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees at September 30, 2009 were:
•	UES’ guarantee of $100 million senior unsecured notes issued by UNS Gas and $100 million senior unsecured notes issued by UNS Electric;
•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver;
•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas; and
•	UniSource Energy’s guarantee of $28 million in outstanding loans under the UED 364 day term loan facility.
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

Contractual Obligations
There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2008 Annual Report on Form 10-K, other than the following entered into in 2009:

					2014
Payment Due in Years					and
Ending December 31,	2010	2011	2012	2013	after	Total
	-Millions of Dollars-
Short-Term Debt	$28	$—	$—	$—	$—	$28
Purchase Obligations:
Fuel	2	2	1	—	—	5
Purchased Power	64	10	2	2	4	82
Transmission	1	1	1	1	—	4

Total Additional Contractual Cash Obligations	$95	$13	$4	$3	$4	$119

In addition, UniSource Energy increased its pension plan contributions for 2009 from $18 million to $20 million.
Dividends on Common Stock
The following table shows the dividends declared to UniSource Energy shareholders for 2009:

			Dividend Amount Per Share
Declaration Date	Record Date	Payment Date	of Common Stock
February 13, 2009	February 24, 2009	March 9, 2009	$0.29
May 7, 2009	May 20, 2009	June 15, 2009	$0.29
August 7, 2009	August 20, 2009	September 3, 2009	$0.29
Income Tax Position
At September 30, 2009, UniSource Energy and TEP had, for federal and state income tax filing purposes: AMT credit carryforward amounts of $45 million and $31 million, respectively; state net operating loss carryforward amounts of $5 million and $2 million, respectively; and a $4 million capital loss carryforward at UniSource Energy. These amounts will reduce future tax payments, but will have no income statement impact.
TUCSON ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS
Executive Summary
TEP recorded net income of $55 million in the third quarter of 2009 compared with a net loss of $12 million in the same period in 2008. For the first nine months of 2009, TEP recorded net income of $81 million compared with a net loss of $15 million in the same period last year. The improvement in net income during the third quarter and first nine months of 2009 is due primarily to: TEP’s new retail rate structure; hot summer weather; lower fuel and purchased power costs; no provision for rate refunds recorded in 2009; and the elimination of TRA amortization expense that was incurred in 2008.
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
Third Quarter of 2009 Compared with the Third Quarter of 2008
The following factors contributed to the change in TEP’s net income:
•	a $37 million increase in retail revenues due primarily to: the 6% base rate increase that took effect in December 2008; a new rate structure that charges higher rates for higher levels of energy usage; and a 2.4% increase in kWh sales resulting largely from a 32% increase in cooling degree days (CDD) compared with the third quarter of 2008;
•	a provision for rate refunds of $30 million recorded in the third quarter of 2008;
•	a $4 million decrease in long-term wholesale revenues due primarily to lower kWh sales to Salt River Project (SRP) and Navajo Tribal Utility Authority (NTUA);
•	a $50 million decrease in total fuel and purchased energy expense, net of short-term wholesale revenues, due to lower generating output and a decline in the market price of wholesale power and natural gas;
•	a $5 million increase in O&M. Excluding a $5 million increase in expenses directly offset by customer surcharges and third party reimbursements, the increase in O&M was less than $1 million;
•	a $7 million increase in depreciation and amortization expense due to: additions to plant in service; new depreciation rates for generation assets; and amortization of regulatory assets resulting from the 2008 TEP Rate Order;
•	a $3 million increase in total other income due in part to an increase in the value of a company owned life insurance policy; and
•	a $2 million decrease in total interest expense resulting primarily from lower interest rates on variable rate debt.
In the third quarters of 2009 and 2008, the net pre-tax benefit recognized by TEP related to Springerville Units 3 and 4 for operating fees and contributions toward common facility costs was $3 million.
Nine Months Ended September 30, 2009 Compared with the same period of 2008
The following factors contributed to the change in TEP’s net income:
•	a $47 million increase in retail revenues due primarily to: the 6% base rate increase and new rate structure that charges higher rates for higher levels of energy usage that took effect in December 2008; and a $9 million increase in surcharges collected from customers to fund renewable energy and energy efficiency programs;
•	a provision for rate refunds of $44 million recorded in the first nine months of 2008;
•	a $9 million decrease in long-term wholesale revenues due primarily to lower kWh sales to SRP and NTUA;
•	a $74 million decrease in total fuel and purchased energy expense, net of short-term wholesale revenues, due to lower generating output and a decline in the market price of wholesale power and natural gas;
•	a $29 million increase in O&M expense due in part to: higher planned power plant maintenance costs of $6 million; an $8 million increase in pension expense; a $9 million increase in expenses related to renewable energy and energy efficiency programs that are offset by revenues collected from customers; and a $3 million increase in O&M related to Springerville Units 3 and 4, which is reimbursed to TEP.
•	a $21 million increase in depreciation and amortization expense due to: additions to plant in service; new depreciation rates for generation assets; amortization of regulatory assets resulting from the 2008 TEP Rate Order; and a $4 million adjustment related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity;

•	$24 million of amortization of TEP’s TRA recorded in the first nine months of 2008. In May 2008, the TRA was fully amortized;
•	an $8 million increase in total other income due primarily to interest income of $4 million related to an income tax refund and a company owned life insurance policy and a $3 million adjustment in the second quarter of 2009 related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity; and
•	a $10 million decrease in total interest expense resulting from lower interest rates on variable rate long-term debt, lower interest on capital leases; and a $2 million adjustment in the second quarter of 2009 related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity.
In June 2009, TEP adjusted its accounting for a 2006 investment in 14.14% of Springerville Unit 1 lease equity. As a result, TEP recorded a net increase to the income statement of $0.6 million, before tax. The adjustment recorded in June 2009 for the period from July 2006 through June 2009 included additional depreciation expense of $4 million; a reduction of interest expense on capital leases of $2 million; and $3 million of equity in earnings which is included in Other Income on the income statement
In the first nine months of 2009 and 2008, the net pre-tax benefit recognized by TEP related to Springerville Units 3 and 4 for operating fees and contributions toward common facility costs was $8 million and $9 million, respectively.
Utility Sales and Revenues
Economic conditions, customer growth, weather and other consumption factors affect retail sales of electricity. Electric wholesale revenues are affected by market prices in the wholesale energy market, regional demand for energy and the availability of TEP generating resources.
The table below provides trend information on retail kWh sales and revenues by major customer class and electric wholesale sales made by TEP during the third quarters of 2009 and 2008, as well as weather data for TEP’s service territory.

			Increase (Decrease)
Three Months Ended September 30,	2009	2008	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	1,453	1,361	92	6.8%
Commercial	619	613	6	1.0%
Industrial	628	655	(27)	(4.2%)
Mining	269	272	(3)	(1.0%)
Public Authorities	67	65	2	2.2%

Total Electric Retail Sales	3,036	2,966	70	2.4%

Electric Wholesale Sales Delivered:
Long-term Contracts	126	253	(127)	(50.2%)
Short-term and Trading	492	652	(160)	(24.4%)

Total Electric Wholesale Sales	618	905	(287)	(31.7%)

Total Electric Sales	3,654	3,871	(217)	(5.6%)

Electric Retail Revenues (in millions):
Residential	$148	$128	$20	15.3%
Commercial	72	64	8	12.2%
Industrial	50	49	1	3.5%
Mining	17	14	3	21.4%
Public Authorities	6	5	1	12.7%

Revenues excluding REST & DSM	$293	$260	33	12.6%
REST and DSM Revenues	4	1	3	NM
Provision for Rate Refunds	—	(30)	30	NM

Total Retail Revenues	$297	$231	$66	28.7%

Electric Wholesale Revenues:
Long-term Contracts	10	14	(4)	(28.5%)
Other Sales	24	55	(31)	(54.5%)
Transmission	4	4	—	(3.8%)

Total Wholesale Revenues	38	73	(35)	(47.8%)

Total Retail and Wholesale Revenues	$335	$304	$(31)	10.4%

	2009	2008
Weather Data:
Cooling Degree Days
Three Months Ended September 30	1,155	875	280	32%
10-Year Average	970	935

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
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
Residential and Commercial
Residential kWh sales increased by 6.8% in the third quarter of 2009 compared with the same period last year. Residential revenues increased $20 million or 15.3% during the same period. TEP’s service territory experienced hotter than normal weather during the third quarter of 2009, as cooling degree days were 32% above the same period last year and 19% above the 10-year average.

Commercial kWh sales were 1.0% above the third quarter of 2009, while commercial revenues increased 12.2%, or $8 million. The increase in commercial kWh sales was driven primarily by warmer weather. Revenues from commercial kWh sales were higher as a result of the base rate increase that became effective in December 2008.
Industrial, Mining and Public Authority
Sales volumes to industrial, mining and public authority customers decreased by a combined 2.9% in the third quarter of 2009 due primarily to the weak economy. Despite reduced kWh sales, associated revenues increased by $5 million or 7.8% compared with the third quarter of 2008 due to the base rate increase in December 2008.
Retail Margin Revenues
The table below provides a summary of the margin revenues (revenues excluding base fuel charges included in retail rates, PPFAC and Renewable Energy Standard Tariff (REST) and Demand Side Management (DSM) charges) on TEP’s retail sales for the third quarter of 2009. Comparable data is not available for 2008 since TEP’s new rate structure went into effect in December 2008.

Three Months Ended September 30, 2009	-millions-	-cents / kWh-
Retail Margin Revenues (non-GAAP)*
Residential	$97	6.67
Commercial	52	8.34
Industrial	29	4.67
Mining	8	2.87
Public Authorities	3	5.19

Retail Margin Revenues (non-GAAP)*	$189	6.23
Base Fuel & PPFAC Revenues	103	3.41
REST & DSM Revenues	5	0.16

Net Electric Retail Sales (GAAP)	$297	9.80

*	Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Net Electric Retail Sales, which is determined in accordance with GAAP. TEP believes that Retail Margin Revenues, which is Net Electric Retail Sales less base fuel and PPFAC revenues, and revenues for DSM and REST programs, provides useful information to investors as a measure of TEP’s ability to pay for operating expenses with retail revenues, after giving effect to related fuel and purchased power expenses.
Long-Term Wholesale Revenues
Revenues from long-term wholesale contracts decreased by $4 million in third quarter of 2009 compared with last year primarily due to lower sales volumes to the Navajo Tribal Utility Authority (NTUA). In 2009, NTUA received a greater allotment of federal hydro power as hydro conditions in the Colorado River basin have been above normal. In addition, low gas prices made it more economic for one of their major customers to self-generate than to purchase power from NTUA. These factors led NTUA to purchase 16% less energy under its agreement with TEP compared with the third quarter of last year. The gross margin (long-term wholesale revenues less the cost of energy, which is based on TEP’s average fuel and purchased power costs) on TEP’s long-term wholesale sales during the third quarter of 2009 was $6 million. Prior to the implementation of the PPFAC in January 2009, TEP did not allocate fuel and purchased power costs to long-term wholesale sales.
Short-Term Wholesale and Trading Revenues
All of the revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity are credited to fuel and purchased power costs eligible for recovery in the PPFAC. See Operating Expenses, Fuel and Purchased Power Expense, and 2008 TEP Rate Order, Purchased Power and Fuel Adjustment Clause, below for more information.

			Increase (Decrease)
Nine Months Ended September 30,	2009	2008	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	3,129	3,078	51	1.7%
Commercial	1,545	1,570	(25)	(1.6%)
Industrial	1,667	1,740	(73)	(4.2%)
Mining	793	815	(22)	(2.8%)
Public Authorities	188	193	(5)	(2.5%)

Total Electric Retail Sales	7,322	7,396	(74)	(1.0%)

Electric Wholesale Sales Delivered:
Long-term Contracts	566	823	(257)	(31.2%)
Other Sales	1,496	2,186	(690)	(31.6%)

Total Electric Wholesale Sales	2,062	3,009	(947)	(31.5%)

Total Electric Sales	9,384	10,405	1,021	(9.8%)

Electric Retail Revenues (in millions):
Residential	$305	$281	$24	8.7%
Commercial	172	163	9	5.3%
Industrial	127	127	—	0.1%
Mining	46	41	5	10.8%
Public Authorities	15	15	—	3.9%

Revenues excluding REST & DSM	$665	$627	$38	6.1%
Provision for Rate Refunds	—	(44)	44	NM
REST and DSM Revenues	10	1	9	NM

Total Retail Revenues	$675	$584	$91	15.6%

Electric Wholesale Revenues:
Long-term Contracts	34	43	(9)	(20.9%)
Short-term and Trading	62	152	90	(59.2%)
Transmission	12	13	(1)	(3.1%)

Total Wholesale Revenues	108	208	(100)	(48.1%)

Total Retail and Wholesale Revenues	$783	$792	$(9)	(1.1%)

	2009	2008
Weather Data:
Cooling Degree Days
Nine Months Ended September 30	1,571	1,295	276	21.3%
10-Year Average	1,434	1,392

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
Residential and Commercial
Residential kWh sales increased by 1.7% in the first nine months of 2009 due primarily to hotter than normal weather during the third quarter, while residential revenues increased $24 million or 8.7% during the same period.
Commercial kWh sales during the first nine months of 2009 sales were 1.6% below the same period in 2008. The decrease in commercial kWh sales was driven primarily by weak economic conditions. Revenues from commercial kWh sales increased by $9 million, or 5.3%, as a result of the base rate increase that became effective in December 2008.

Industrial, Mining and Public Authorities
Sales volumes to industrial, mining and public authority customers decreased by a combined 3.7% in the first nine months of 2009 due primarily to the weak economy. Associated revenues were $5 million higher than the same period last year as a result of the base rate increase that became effective in December 2008.
Retail Margin Revenues
The table below provides a summary of the margin revenues (retail revenues excluding base fuel, PPFAC and REST and DSM charges) on TEP’s retail sales for the first nine months of 2009. Comparable data is not available for 2008 since TEP’s new rate structure went into effect in December 2008.

Nine Months Ended September 30, 2009	-millions-	-cents / kWh-
Retail Margin Revenues (non-GAAP)*
Residential	$204	6.52
Commercial	125	8.07
Industrial	77	4.60
Mining	24	2.99
Public Authorities	9	5.01

Retail Margin Revenues (Non-GAAP)*	$439	5.99
Base Fuel & PPFAC Revenues	226	3.10
REST & DSM Revenues	10	0.14

Net Electric Retail Sales (GAAP)	$675	9.22

*	Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Net Electric Retail Sales, which is determined in accordance with GAAP. TEP believes that Retail Margin Revenues, which is Net Electric Retail Sales less base fuel and PPFAC revenues, and revenues for DSM and REST programs, provides useful information to investors as a measure of TEP’s ability to pay for operating expenses with retail revenues, after giving effect to related fuel and purchased power expenses.
Long-Term Wholesale Revenues
Revenues from long-term wholesale contracts decreased by $9 million in the first nine months of 2009 compared with the same period last year primarily due to lower sales volumes to NTUA. In 2009, NTUA received a greater allotment of federal hydro power as hydro conditions in the Colorado River basin have been above normal. In addition, low gas prices made it more economic for one of their major customers to self-generate than to purchase power from NTUA. These factors led NTUA to purchase 23% less energy under its agreement with TEP compared with the first nine months of last year. The gross margin (long-term wholesale revenues less the cost of energy, which is based on TEP’s average fuel and purchased power costs) on TEP’s long-term wholesale sales during the first nine months of 2009 was $19 million. Prior to the implementation of the PPFAC in January 2009, TEP did not allocate fuel and purchased power costs to long-term wholesale sales.
Other Revenues

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	-Millions of Dollars-		-Millions of Dollars-
Revenue related to Springerville Units 3 and 4	$16	$15	$43	$41
Other Revenue	6	4	16	14

Total Other Revenue	$22	$19	$59	$55

Revenue related to Springerville Units 3 and 4 includes rental payments, fees, fuel expense, and reimbursement of O&M costs incurred by TEP on behalf of the Units 3 and 4. See O&M below for additional information about O&M expense related to Springerville Units 3 and 4.

Fuel and Purchased Power Expense

	Generation and
TEP	Purchased Power		Expense
Three Months Ended September 30,	2009	2008	2009	2008
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation	2,452	2,774	$51	$65
Gas-Fired Generation	436	305	40	42
Solar, Bio Diesel and Methane	17	2	—	—

Total Generation (1)	2,905	3,081	91	107
Total Purchased Power	1,079	1,086	53	100
Transmission	—	—	1	5
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	(13)	—

Total Resources	3,984	4,167	$132	$212

Less Line Losses and Company Use	(330)	(296)

Total Energy Sold	3,654	3,871

(1)	Generation expense in the third quarters of 2009 and 2008 exclude $1 million related to Springerville Unit 3; these expenses were reimbursed by Tri-State and recorded in Other Revenue.

	Generation and
TEP	Purchased Power		Expense
Nine Months Ended September 30,	2009	2008	2009	2008
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation	6,692	8,071	$139	$179
Gas-Fired Generation	829	722	66	69
Solar, Bio Diesel and Methane	22	6	—	—

Total Generation (1)	7,542	8,799	205	248
Total Purchased Power	2,596	2,341	112	211
Transmission	—	—	2	10
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	(17)	—

Total Resources	10,139	11,140	$302	$469

Less Line Losses and Company Use	(755)	(735)

Total Energy Sold	9,384	10,405

(1)	Generation expense in the first nine months of 2009 and 2008 exclude $3 million and $4 million, respectively, related to Springerville Unit 3; these expenses were reimbursed by Tri-State and recorded in Other Revenue.
PPFAC
TEP’s PPFAC became effective on January 1, 2009. The PPFAC allows recovery of fuel and purchased power costs, including demand charges, transmission costs and prudent costs for hedging fuel and purchased power costs. See 2008 TEP Rate Order, Purchased Power and Fuel Adjustment Clause, below for more information.
Energy Resources
In the third quarter of 2009, coal-fired generation decreased by 11.6% due to the switching of fuel at Sundt Unit 4 from coal to natural gas. The lower generating output, as well as $9 million of expenses recorded in the third quarter of 2008 related to a settlement of mining-related costs, led to a decrease in coal-related fuel expense of $14 million in the third quarter of 2009. Coal-fired generation during the first nine months of 2009 decreased by 17.1% for similar reasons, as well as a 1% decrease in retail kWh sales and lower coal plant availability in the first quarter due to planned outages.
The switching of fuel at Sundt Unit 4 led to a 42.9% increase in gas-fired generating output in the third quarter of 2009 compared with the third quarter of 2008; however, gas-related fuel expense decreased by $2 million due to a 66% decrease in the average price for natural gas, as well as realized and unrealized losses recorded in the third quarter of last year related to natural gas hedging activities. Under TEP’s new rate structure, gains and losses from hedging activities are reflected in the PPFAC. Gas-fired generation increased 14.8% during the first nine months of 2009 compared with the same period last year, while gas-related fuel expense decreased by $3 million, due to the same factors that impacted the third quarter.

Purchased power volumes were relatively flat in the third quarter of 2009 compared with the same period last year; however, purchased power expense declined by $47 million, or 47.2%, due to a decline in the market price for wholesale energy. The average market price for wholesale power during the third quarter of 2009 was nearly 60% lower than the same period last year. Purchased power volumes increased by 10.9% in the first nine months of 2009 compared with the same period last year, as it was more economic for TEP to purchase power in the wholesale energy market rather than run certain of its less efficient gas-fired units.
The table below summarizes TEP’s cost per kWh generated or purchased.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	-cents per		-cents per
	kWh generated-		kWh generated-
Coal	2.09	2.36	2.08	2.21
Gas(1)	9.15	11.15	7.99	9.09
Purchased Power(1)	4.91	9.14	4.33	9.11

(1)	Beginning in 2009, unrealized gains and losses related to hedging activities are recorded as PPFAC-related expenses. Therefore, 2008 figures have been adjusted to exclude unrealized gains and losses related to hedging activities for comparison purposes.
Market Prices
As a participant in the Western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions. The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index was 58% lower in the third quarter and 60% lower in the first nine months of 2009 compared with the same periods last year. The average price for natural gas based on the Permian Index was 66% lower during the third quarter of 2009 compared with the third quarter of 2008 and 63% lower during the first nine months of 2009 compared with the same period last year. We cannot predict whether changes in various factors that influence demand and supply will cause prices to change for the remainder of 2009.

Average Market Price for Around-the-Clock Energy	$/MWh
Quarter ended September 30, 2009	$29
Quarter ended September 30, 2008	69

Nine months ended September 30, 2009	$28
Nine months ended September 30, 2008	71

Average Market Price for Natural Gas	$/MMBtu
Quarter ended September 30, 2009	$2.98
Quarter ended September 30, 2008	8.68

Nine months ended September 30, 2009	$3.10
Nine months ended September 30, 2008	8.47
Other Operating Expenses
TRA Amortization
TEP did not record any TRA amortization in the third quarter or first nine months of 2009, as the TRA balance was amortized to zero in May 2008. TRA amortization was $24 million in the first nine months of 2008. Amortization of the TRA was the result of the 1999 Settlement Agreement with the ACC, which changed the accounting method for TEP’s generation operations. This item reflected the recovery, through 2008, of transition recovery assets which were previously regulatory assets related to generation business.

O&M
The table below summarizes the items included in TEP’s O&M expense.

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2009	2008	2009	2008
	-Millions of Dollars-		-Millions of Dollars-
Base O&M	$52	$52	$173	$154
Reimbursed expenses related to Springerville Units 3 and 4	12	10	30	26
Expenses related to customer-funded renewable energy and DSM programs(1)	5	2	10	4

Total O&M	$69	$64	$213	$184

(1)	Represents expenses related to TEP’s customer-funded renewable energy programs; the offsetting funds collected from customers are recorded in retail revenue.
TEP’s base O&M remained unchanged in the third quarter of 2009 compared with the third quarter of 2008. The increase in base O&M for the first nine months of 2009 is due primarily to an increase in pension expense and an increase in planned maintenance expense on TEP’s generating units compared with the same period last year.
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
In December 2008, TEP filed a complaint in the U.S. Federal District Court against El Paso seeking a $2 million reimbursement for transmission charges paid by TEP to PNM for transmission service in an attempt to mitigate TEP’s damages before FERC issued its decision in November 2008. On February 23, 2009, El Paso filed a motion to dismiss TEP’s complaint, or in the alternative, requested a stay in the proceeding pending further resolution by FERC. In April 2009, TEP filed a response requesting that the court deny El Paso’s motion, followed by an El Paso reply in May 2009. On September 10, 2009, the District Court denied El Paso’s motion to dismiss and stayed the proceeding pending a final resolution of the FERC proceeding and any appeal. TEP cannot predict the timing or outcome of this lawsuit.
Pension and Postretirement Benefit Expense
In the third quarters of 2009 and 2008, TEP charged $5 million and $3 million, respectively, of pension and postretirement benefit expenses to O&M expense. For the first nine months of 2009 and 2008, the charges were $16 million and $8 million, respectively. For the full year 2009, TEP expects to charge $18 million of pension and postretirement benefit expense to O&M expense. The increase in 2009 compared with 2008 is due primarily to a decline in the market value of the pension asset values, as well as decreases in the discount rates used to calculate the benefit obligations and net periodic benefit costs. See Note 9. Employee Benefit Plans, for more information.
Fair Value Measurements
As described in Note 11 of the Notes to Condensed Consolidated Financial Statements, TEP adopted accounting rules for fair value measurements on January 1, 2008 which, among other things, establishes a three-tier value hierarchy, based on the valuation techniques used to determine the fair value of derivative assets and liabilities.
The following table sets forth, by level within the fair value hierarchy, TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009. As required by fair value accounting rules, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	TEP
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	September 30, 2009
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$8	$—	$—	$8
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	13	—	13
Collateral Posted (5)	—	2	—	2
Energy Contracts (3)	—	1	8	9

Total Assets	$8	$16	$8	$32

Liabilities
Energy Contracts (3)	$—	$(5)	$(12)	$(17)
Interest Rate Swaps (4)	—	(8)	—	(8)

Total Liabilities	—	(13)	(12)	(25)

Net Total Assets and (Liabilities)	$8	$3	$(4)	$7

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of Commercial Paper and Money Market Funds.

(2)	Level 2 investments consist of amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan (SERP) benefits. The valuation is based on quoted prices, traded in active markets. These investments are included in Investments and Other Property — Other in the UniSource Energy and TEP balance sheets.

(3)	Energy contracts include gas swap agreements (Level 2); gas collars (Level 3); forward power purchase and sales contracts (Level 3); and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The valuation techniques are described below.

(4)	Interest Rate Swaps are valued based on either the six month LIBOR index or the SIFMA Municipal Swap index (Level 2).

(5)	Collateral provided for energy contracts with counterparties to reduce credit risk exposure.
For 2009 year-to-date, TEP recorded net unrealized gains of $11 million in net regulatory assets, $14 million of which related to the change in fair value of Level 2 gas swaps, due to decrease in swap volume and changes in forward gas prices. This was offset by $3 million in losses related to the change in the fair value of Level 3 forward power contracts.
TEP primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Where observable inputs are available for substantially the full terms of the asset or liability, such as gas swap derivatives valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basin differentials, the instrument is categorized in Level 2.
Derivatives valued using an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers are categorized in Level 3. For both power and gas prices, TEP obtains quotes from brokers, major market participants, exchanges or industry publications as well as its own price experience from active transactions in the market. TEP primarily uses one set of quotations each for power and for gas, and then uses the other sources as validation of those prices. The broker providing quotes for power prices states that the market information provided is indicative only, but believes it to be reflective of market conditions as of the time and date indicated. In addition, energy derivatives include contracts where published prices are not readily available. These include contracts for delivery periods during non-standard time blocks, contracts for delivery during only a few months of a given year when prices are quoted only for the annual average, or contracts for delivery at illiquid delivery points. In these cases, TEP applies certain management assumptions to value such contracts. These assumptions include applying percentage multipliers to value non-standard time blocks, applying historical price curve relationships to calendar year quotes, and including adjustments for transmission and line losses to value contracts at illiquid delivery points. We also consider the impact of counterparty credit risk using current and historical default and recovery rates as well as our own credit risk using credit default swap data. TEP reviews these assumptions on a quarterly basis.

The fair value of TEP’s gas collar is estimated using the Black-Scholes-Merton option pricing model which takes into account inputs such as contract terms and market parameters. This includes maturity dates and assumptions of the future prices of energy, interest rates, volatility, creditworthiness and credit spread. TEP’s gas collar settled in the third quarter of 2009. The fair value of TEP’s purchase power call option is estimated using an internal pricing model which includes assumptions about market risks such as liquidity, volatility, and contract valuation. TEP’s model also considers credit and non-performance risk. TEP’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.
LIQUIDITY AND CAPITAL RESOURCES
TEP Cash Flows
The table below shows the cash available to TEP after capital expenditures, scheduled debt payments and payments on capital lease obligations:

Nine Months Ended September 30,	2009	2008
	-Millions of Dollars-
Net Cash Flows — Operating Activities (GAAP)	$197	$187
Amounts from Statements of Cash Flows:
Less: Capital Expenditures	(195)	(212)

Net Cash Flows after Capital Expenditures (non-GAAP)*	2	(25)
Amounts from Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(24)	(74)
Plus: Proceeds from Investment in Lease Debt	13	25

Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	$(9)	$(74)

Nine Months Ended September 30,	2009	2008
	-Millions of Dollars-
Net Cash Flows — Operating Activities (GAAP)	$197	$187
Net Cash Flows — Investing Activities (GAAP)	(209)	(313)
Net Cash Flows — Financing Activities (GAAP)	(8)	133
Net Cash Flows after Capital Expenditures (non-GAAP)*	3	(25)
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	(9)	(74)

*	Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments, both non-GAAP measures of liquidity, should not be considered as alternatives to Net Cash Flows - Operating Activities, which is determined in accordance with GAAP as a measure of liquidity. TEP believes that Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments provide useful information to investors as measures of liquidity and its ability to fund its capital requirements, make required payments on debt and capital lease obligations, and pay dividends to UniSource Energy.
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

Operating Activities
In the first nine months of 2009, net cash flows from operating activities increased by $11 million compared with 2008. Net cash flows were impacted by:
•	a $56 million increase in cash receipts from retail and wholesale electric sales, less fuel and purchased power costs, resulting from lower wholesale sales, fuel costs and purchased power costs; and
•	an $9 million decrease in total interest paid resulting from lower rates on variable rate debt and lower capital lease interest paid; offset by
•	a $33 million increase in O&M costs related primarily to extensive planned generating plant outage and maintenance costs and general cost pressures resulting from inflation and other economic factors;
•	a $16 million increase in income taxes paid (net of refunds received) due primarily to higher taxable income; and
•	an $8 million increase in wages paid.
Investing Activities
Net cash used for investing activities was $104 million lower in the first nine months of 2009 compared with 2008 primarily due to: a $133 million deposit made last year by TEP to the trustee for bonds that matured in August 2008; and an $18 million decrease in capital expenditures; partially offset by a $31 million investment in Springerville Unit 1 lease debt. See Financing Activities, Investments in Springerville Lease Debt and Equity, below for more information.
Financing Activities
Net cash proceeds from financing activities were $142 million lower in the first nine months of 2009 compared with the same period in 2008 due to: proceeds of $221 million received last year related to a long-term debt issuance; and $30 million of dividends paid to UniSource Energy in 2009; partially offset by a $15 million increase in net proceeds from revolving credit facility borrowings; a $30 million capital contribution from UniSource Energy; and a decrease in payments for capital lease obligations of $50 million.
TEP Credit Agreement
The TEP Credit Agreement consists of a $150 million revolving credit facility and a $341 million letter of credit facility which supports $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement matures in 2011 and is secured by $491 million of Mortgage Bonds. At September 30, 2009, there were $25 million in borrowings outstanding and $1 million in letters of credit outstanding under the Revolving Credit Facility.
As of September 30, 2009, TEP was in compliance with the terms of the TEP Credit Agreement.
TEP Letter of Credit Facility
TEP has a $132 million letter of credit and reimbursement agreement (2008 TEP Letter of Credit Facility) that expires in April 2011. The 2008 TEP Letter of Credit Facility supports $130 million of variable rate tax-exempt IDBs. As of September 30, 2009, TEP was in compliance with the terms of its 2008 Letter of Credit Facility.
Capital Contribution from UniSource Energy
In March 2009, UniSource Energy contributed $30 million of capital to TEP. TEP used the proceeds to purchase Springerville Unit 1 lease debt. See Investments in Springerville Lease Debt and Equity, below.

TEP Tax-Exempt Bonds
In October 2009, the Pima Authority issued approximately $80 million of its 2009 Series A tax-exempt pollution control bonds (2009 Pima A San Juan Bonds) for TEP’s benefit. At the same time, the Coconino County, Arizona Pollution Control Corporation (Coconino PCC) issued approximately $15 million of its 2009 Series A tax-exempt pollution control bonds (2009 Coconino A Bonds) for TEP’s benefit. The 2009 Pima A San Juan bonds are unsecured, bear interest at a rate of 4.95%, mature on October 1, 2020, and are not callable prior to maturity. The 2009 Coconino A Bonds are unsecured, bear interest at 5.125%, mature on October 1, 2032, and are callable at par beginning October 1, 2019. Semi-annual interest payments on both series of bonds are payable beginning April 1, 2010. TEP capitalized approximately $1 million in costs related to the issuance of these bonds and will amortize the costs for each through the respective maturity dates.
The proceeds from the issuance of the 2009 Pima A San Juan Bonds and the 2009 Coconino A Bonds were deposited with a trustee and will be used on November 2, 2009 to redeem approximately $80 million of 6.95% 1997 Series A City of Farmington, New Mexico Pollution Control Bonds and approximately $15 million of 7.0% 1997 Series B Coconino County Pollution Control Bonds. The average annual interest savings is expected to be approximately $2 million.
Interest Rate Risk
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations, as well as borrowings under its revolving credit facility. As a result, TEP may be required to pay significantly higher rates of interest on outstanding variable rate debt and borrowings under its revolving credit facility. At September 30, 2009 and September 30, 2008, TEP had $459 million in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest payable under the indentures for the bonds is 10% on the $130 million of one series of IDBs and 20% on the other $329 million in IDBs. During 2008, the average rates paid ranged from 1.15% to 8.09%. During 2009, the average rates paid have ranged from 0.25% to 0.79%. At October 28, 2009, the average rate on the debt was 0.30%.
In August 2009, TEP reduced its exposure to variable interest rate risk by entering into an interest rate swap that had the effect of converting $50 million of its variable rate IDBs to a fixed interest rate from September 2009 to September 2014.
Capital Lease Obligations
At September 30, 2009, TEP had $526 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts in each of the obligations.

	Capital Lease Obligation
	Balance
Leased Asset	at September 30, 2009	Expiration	Purchase Option
	-Millions of Dollars-
Springerville Unit 1	$321	2015	Fair market value purchase option

Springerville Coal Handling Facilities	85	2015	Fixed price purchase option

Springerville Common Facilities	107	2020	Fixed price purchase option

Sundt Unit 4	13	2011	Fair market value purchase option

Total Capital Lease Obligations	$526

Except for TEP’s 14% equity ownership in the Springerville Unit 1 Leases and its 13% equity ownership in the Springerville Coal Handling Facilities, TEP will have the option of renewing the leases or purchasing the leased assets at the expiration of the leases. The renewal and purchase options for Springerville Unit 1 and Sundt Unit 4 are generally for fair market value as determined at that time, while the purchase price option is fixed for the Springerville Coal Handling Facilities and Common Facilities. TEP’s capital lease obligation balances decline over time due to the normal capital lease payments made by TEP. See Note. 4 Debt, Credit Facilities and Capital Lease Obligations for more information about the fixed purchase price amounts.

Investments in Springerville Lease Debt and Equity
At September 30, 2009, TEP had $132 million of investments in lease debt and equity on its balance sheet. In March 2009, TEP made a $31 million purchase of Springerville Unit 1 lease debt.
Income Tax Position
See UniSource Energy Consolidated, Liquidity and Capital Resources, Income Tax Position, above.
Contractual Obligations
There have been no significant changes in our contractual obligations or other commercial commitments from those reported in TEP’s 2008 Annual Report on Form 10-K, other than the following purchase obligations entered into in 2009:

					2014
Payment Due in Years					and
Ending December 31,	2010	2011	2012	2013	after	Total
	-Millions of Dollars-
Purchase Obligations:
Purchased Power	$34	$2	$2	$2	$4	$44
Transmission	1	1	1	1	—	4

Total Additional Contractual Cash Obligations	$35	$3	$3	$3	$4	$48

TEP increased its pension plan contributions for 2009 from $16 million to $18 million.
Dividends on Common Stock
TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants. As of September 30, 2009, TEP was in compliance with the terms of the TEP Credit Agreement. In the first nine months of 2009, TEP paid dividends of $30 million to UniSource Energy.
The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis for TEP to pay dividends from current year earnings.
UNS GAS
RESULTS OF OPERATIONS
UNS Gas reported a net loss of $1 million in the third quarters of 2009 and 2008. In the first nine months of 2009, UNS Gas reported net income of $4 million compared with $5 million in the same period last year.

The table below provides summary financial information for UNS Gas.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	-Millions of Dollars-		-Millions of Dollars-
Gas Revenues	$18	$23	$103	$120
Other Revenues	1	1	3	2

Total Operating Revenues	19	24	106	122

Total Purchased Gas and PGA Expense	11	15	69	83
Other Operations and Maintenance Expense	6	6	19	18
Depreciation and Amortization	2	2	5	5
Taxes other than Income Taxes	1	1	2	2

Total Other Operating Expenses	20	24	95	108

Operating Income (Loss)	(1)	—	11	14

Total Interest Expense	1	2	5	5
Income Tax Expense (Benefit)	(1)	(1)	2	4

Net Income (Loss)	$(1)	$(1)	$4	$5

The table below shows UNS Gas’ therm sales and revenues for the third quarters of 2009 and 2008.

			Increase	(Decrease)
Three Months Ended September 30,	2009	2008	Amount	Percent *
Energy Sales, Therms (in millions)
Gas Retail Sales:
Residential	5.2	5.2	—	0.1%
Commercial	3.9	4.1	(0.2)	(5.0%)
Industrial	0.3	0.2	0.1	41.2%
Other	0.4	0.4	—	(7.1%)

Total Gas Retail Sales	9.8	9.9	(0.1)	(1.3%)
Transport	10.8	9.3	1.5	16.9%
Negotiated Sales Program (NSP)	8.4	7.4	1.0	13.4%

Total Gas Sales	29.0	26.6	2.4	9.2%

Gas Retail Revenues (in millions):
Retail Margin Revenues:
Residential	$5.0	$5.1	$(0.1)	(7.3%)
Commercial	1.5	1.5	—	(4.3%)
Industrial	0.1	—	0.1	NM
Other	0.1	0.2	(0.1)	(3.3%)

Total	$6.7	$6.8	$(0.1)	(1.6%)
Transport	0.7	0.7	—	NM
Negotiated Sales Program (NSP)	3.0	6.6	(3.6)	(55.5%)
DSM Revenues Collected from Customers	0.2	0.1	0.1	50.5%
Retail Fuel Revenues Recovered from Customers	7.5	8.8	(1.3)	(14.2%)

Total Gas Revenues	$18.1	$23.0	$(4.9)	(21.6%)

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
Retail therm sales decreased by 1.3% in the third quarter of 2009 compared with the same period last year due primarily to weak economic conditions.

Through a Negotiated Sales Program (NSP) approved by the ACC, customers who receive gas transmission services from UNS Gas may also elect to purchase gas from UNS Gas. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the PGA mechanism which reduces the gas commodity price.
The table below shows UNS Gas’ therm sales and revenues for the first nine months of 2009 and 2008.

			Increase	(Decrease)
Nine Months Ended September 30,	2009	2008	Amount	Percent *
Energy Sales, Therms (in millions)
Gas Retail Sales:
Residential/	44.5	49.9	(5.4)	(10.7%)
Commercial	19.6	21.7	(2.1)	(9.6%)
Industrial	1.5	1.3	0.2	12.0%
Public Authorities	4.1	4.7	(0.6)	(14.8%)

Total Gas Retail Sales	69.7	77.6	(7.9)	(10.3%)
Transport	29.3	27.2	2.1	8.0%
Negotiated Sales Program (NSP)	23.9	21.3	2.6	12.0%

Total Gas Sales	122.9	126.1	3.2	2.6%

Gas Retail Revenues (in millions):
Retail Margin Revenues:
Residential	$24.5	$26.4	$(1.9)	(7.3%)
Commercial	6.5	7.1	(0.6)	(8.4%)
Industrial	0.2	0.2	—	0.6%
Public Authorities	1.1	1.3	(0.2)	(11.9%)

Total	$32.3	$35.0	(2.7)	(7.6%)
Transport	2.5	2.5	—	(1.1%)
Negotiated Sales Program (NSP)	9.6	19.6	(10.0)	(49.4%)
DSM Revenues Collected from Customers	0.4	0.2	0.2	73.6%
Retail Fuel Revenues Recovered From Customers	58.2	63.0	(4.8)	(7.8%)

Total Gas Revenues	$103.0	$120.3	(17.3)	(14.4%)

*	Percent change calculated on un-rounded data; may not correspond to data shown in table.
Retail therm sales were 10.3% lower in the first nine months of 2009 compared with the same period last year due to mild weather and weak economic conditions. The lower gas sales volumes resulted in a $3 million, or 7.6%, decrease in non-fuel retail revenues.

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
At any time UNS Gas’ PGA bank balance is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC. When the PGA bank balance reaches an over-collected balance of $10 million on a billed to customers basis, UNS Gas is required to make a filing so that the ACC can determine how the over-collected balance should be returned to customers. On September 30, 2009, the PGA bank balance was over-collected by $11 million.
On October 20, 2009, the ACC approved a request by UNS Gas to implement a credit of $0.08 per therm for the period November 1, 2009 through October 30, 2010, or until the PGA bank balance reaches zero.
2008 General Rate Case Filing
In November 2008, UNS Gas filed a general rate case with the ACC on a cost of service basis. UNS Gas is seeking a 6%, or $9.5 million, rate increase. The rate increase requested by UNS Gas was based on an original cost rate base of $182 million and an 11% ROE. On June 8, 2009, the ACC staff and other intervenors filed testimony in this proceeding. The ACC staff recommended a rate increase of $3.4 million based on an original cost rate base of $178 million and a 10% ROE. Hearings before an administrative law judge (ALJ) are scheduled to begin August 10, 2009. UNS Gas expects the ACC to issue a final order in the fourth quarter of 2009 or first quarter of 2010. UNS Gas cannot predict the outcome of this general rate case proceeding.
Fair Value Measurements
UNS Gas adopted accounting rules for fair value measurements, on January 1, 2008. See Tucson Electric Power, Factors Affecting Results of Operations, above, for more information about fair value accounting rules.
The following table sets forth, by level within the fair value hierarchy, UNS Gas’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009. As required by fair value accounting rules, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Gas
	September 30, 2009
	-Millions of Dollars-
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash Equivalents(1)	$21	$—	$—	$21
Cash Collateral(2)	—	4	—	4
Energy Contracts(3)	—	(9)	—	(9)

Total	$21	$(5)	$—	$16

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of Commercial Paper and Money Market Funds.

(2)	Collateral provided to energy contract counterparties to reduce credit risk exposure.

(3)	Energy contracts include gas swap agreements (Level 2) entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The amounts include current and non-current liabilities and are net of current and non-current assets.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
UNS Gas’ capital requirements consist primarily of capital expenditures. In the first nine months of 2009, capital expenditures were $10 million. UNS Gas expects internal cash flows to fund its future operating activities and a large portion of its construction expenditures. Sources of funding future capital expenditures could include draws on the revolving credit facility, additional credit lines, the issuance of long-term debt, or capital contribution from UniSource Energy.
Operating Cash Flow and Capital Expenditures
The table below provides summary cash flow information for UNS Gas.

Nine Months Ended September 30,	2009	2008
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$28	$8
Investing Activities	(11)	(13)
Financing Activities	1	2

Net Increase (Decrease) in Cash	18	(3)
Beginning Cash	7	19

Ending Cash	$25	$16

Operating cash flows increased in the first nine months of 2009 due primarily to lower purchased energy costs paid.
UNS Gas/UNS Electric Revolver
The UNS Gas/UNS Electric Revolver is a $60 million unsecured revolving credit facility which matures in August 2011. Either borrower may borrow up to a maximum of $45 million so long as the combined amount borrowed does not exceed $60 million.
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. As of September 30, 2009, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver. As of October 29, 2009, UNS Gas had no outstanding borrowings or letters of credit under the UNS Gas/UNS Electric Revolver.
Interest Rate Risk
UNS Gas is subject to interest rate risk resulting from changes in interest rates on its borrowings under its revolving credit facility. The interest paid on revolving credit borrowings is variable. As a result of recent volatility in interest rates, UNS Gas may be required to pay higher rates of interest on borrowings under its revolving credit facility.

Senior Unsecured Notes
UNS Gas has $100 million of senior unsecured notes outstanding consisting of $50 million of 6.23% Notes due in 2011 and $50 million of 6.23% Notes due in 2015, each of which are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test. As of September 30, 2009, UNS Gas was in compliance with the terms of its note purchase agreement.
Contractual Obligations
There have been no significant changes in UNS Gas’ contractual obligations or other commercial commitments from those reported in our 2008 Annual Report on Form 10-K, other than the following purchase obligations entered into in 2009:

				2013
Payment Due in Years				and
Ending December 31,	2010	2011	2012	after	Total
	-Millions of Dollars-
Purchase Obligations:
Fuel	$2	$2	$1	$—	$5
Dividends on Common Stock
The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. See Senior Unsecured Notes, above.
UNS ELECTRIC
RESULTS OF OPERATIONS
UNS Electric reported net income of $4 million in the third quarter of 2009 compared with $3 million in the third quarter of 2008. In the first nine months of 2009 and 2008, UNS Electric reported net income of $6 million and $4 million, respectively.
Similar to TEP, UNS Electric’s operations are generally seasonal in nature, with peak energy demand occurring in the summer months.

The table below provides summary financial information for UNS Electric.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	-Millions of Dollars-		-Millions of Dollars-
Retail Electric Revenues	$52	$62	$142	$142
Wholesale Electric Revenues	1	5	4	8
Other Revenues	—	1	1	1

Total Operating Revenues	53	68	147	151

Purchased Energy Expense	28	46	73	101
Fuel Expense	8	4	16	6
Transmission Expense	3	4	8	8
Increase (Decrease) to reflect PPFAC Recovery	(4)	(2)	6	(3)
Other Operations and Maintenance Expense	6	6	17	16
Depreciation and Amortization	4	3	10	10
Taxes other than Income Taxes	1	1	3	3

Total Other Operating Expenses	46	62	133	141

Operating Income	7	6	14	10

Other Income	—	—	—	1
Total Interest Expense	1	2	5	5
Income Tax Expense	2	1	3	2

Net Income	$4	$3	$6	$4

The table below shows UNS Electric’s kWh sales and revenues for the third quarters of 2009 and 2008.

			Increase
			(Decrease)
Three Months Ended September 30,	2009	2008	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	300.9	299.8	1.1	0.4%
Commercial	185.4	183.4	2.0	1.1%
Industrial	56.4	52.1	4.3	8.3%
Mining	43.0	6.1	36.9	NM
Public Authorities	0.5	0.5	—	1.3%

Total Electric Retail Sales	586.2	541.9	44.3	8.2%
Electric Wholesale Sales	31.1	76.8	(45.7)	(59.6%)

Total Electric Sales	617.3	618.7	(1.4)	(0.2%)

Electric Retail Revenues (in millions):
Retail Margin Revenues:
Residential	$7.2	$7.1	$0.1	1.2%
Commercial	6.4	6.2	0.2	2.8%
Industrial	1.7	0.9	0.8	86.1%
Mining	0.8	0.5	0.3	57.5%
Public Authorities	0.0	0.1	(0.1)	(3.3%)

Total	16.1	14.8	1.3	(3.4%)
Retail Fuel Revenues Recovered From Customers	34.2	46.8	(12.6)	(9.2%)
DSM and REST Revenues Collected from Customers	1.2	0.5	0.7	NM

Total Retail Revenues	51.5	62.1	(10.6)	(17.1%)
Electric Wholesale Revenues	1.1	5.5	(4.4)	(79.5%)

Total Electric Revenues	$52.6	$67.6	$(15.0)	(22.2%)

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
In the third quarter of 2009, residential kWh sales increased by 0.4% compared with the third quarter of 2008. Warmer weather was mostly offset by weak economic conditions. Sales to UNS Electric’s mining customer increased as the mine expanded its production output compared with last year. See Factors Affecting Results of Operations, 2008 UNS Electric Rate Order, below.

The table below shows UNS Electric’s kWh sales and revenues for the first nine months of 2009 and 2008.

			Increase
			(Decrease)
Nine Months Ended September 30,	2009	2008	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	651.6	666.8	(15.2)	(2.3%)
Commercial	478.6	485.4	(6.8)	(1.4%)
Industrial	144.3	144.7	(0.4)	(0.3%)
Mining	116.6	17.8	98.8	NM
Public Authorities	1.6	1.7	(0.1)	(5.1%)

Total Electric Retail Sales	1,392.7	1,316.4	76.3	5.8%

Electric Wholesale Sales	105.1	103.8	1.3	1.3%

Total Electric Sales	1,497.8	1,420.2	77.6	5.5%

Electric Retail Revenues (in millions):
Retail Margin Revenues:
Residential	$16.2	$18.2	$(2.0)	(11.0%)
Commercial	17.1	16.3	0.8	5.6%
Industrial	5.2	1.7	3.5	NM
Mining	2.0	1.0	1.0	NM
Public Authorities	0.2	0.2	—	(4.1%)

Total	$40.7	$37.4	3.3	9.0%

Retail Fuel Revenues Recovered From Customers	98.7	103.9	(5.2)	(5.0%)
DSM and REST Revenues Collected from Customers	2.9	0.7	2.2	NM

Total Retail Revenues	142.3	142.0	0.3	0.2%

Electric Wholesale Revenues	3.5	8.0	(4.5)	(55.9%)

Total Electric Revenues	$145.8	$150.0	$(4.2)	(2.9%)

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
In the first nine months of 2009, residential kWh sales decreased by 2.3% due primarily to weak economic conditions. Sales to UNS Electric’s mining customer increased as the mine expanded its production output compared with last year. See Factors Affecting Results of Operations, 2008 UNS Electric Rate Order, below.
UNS Electric’s retail customer base did not change compared with September 30, 2008.
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
Line Extension Policy
As part of the May 2008 ACC order, UNS Electric is required to charge customers for the total cost of line extensions, eliminating UNS Electric’s prior practice of providing a portion of the line extensions free of charge to its customers. UNS Electric’s implementation plan was approved by the ACC, with minor modifications, in October 2009. After a six month grace period beginning in October 2009, UNS Electric will charge its customers for the total cost of line extensions.
Fair Value Measurements
UNS Electric adopted accounting rules for fair value measurements, on January 1, 2008. See Tucson Electric Power, Factors Affecting Results of Operations, above, for more information about fair value accounting rules.
The following table sets forth, by level within the fair value hierarchy, UNS Electric’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009. As required by fair value accounting rules, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Electric
	September 30, 2009
	-Millions of Dollars-
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash Equivalents(1)	$10	$—	$—	$10
Cash Collateral(2)	—	1	—	1
Energy Contracts(3)	—	(3)	$(13)	(16)

Total	$10	$(2)	$(13)	$(5)

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of Money Market Funds.

(2)	Collateral provided to energy contract counterparties to reduce credit risk exposure.

(3)	Energy contracts include gas swap agreements (Level 2), gas collars (Level 3), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The amounts include current and non-current liabilities and are net of current and non-current assets. The level 3 valuation techniques are described below.
UNS Electric recorded in 2009 year-to-date, unrealized gains of $8 million in net regulatory assets, of which $3 million relates to the change in the fair value of forward power purchase contracts classified as Level 3 in the fair value hierarchy. The remaining $5 million relates to the change in the fair value of gas swap agreements, classified as Level 2 in the fair value hierarchy. These changes in fair value were primarily due to a decrease in gas swap volume and due to changes in forward power prices and forward gas prices.

UNS Electric’s Level 3 derivatives include certain energy contracts where published prices are not readily available. These include contracts for delivery periods during non-standard time blocks, contracts for delivery during only a few months of a given year when prices are quoted only for the annual average, or contracts for delivery at illiquid delivery points. In these cases, UNS Electric applies certain management assumptions to value such contracts. These assumptions include applying percentage multipliers to value non-standard time blocks, applying historical price curve relationships to calendar year quotes, and including adjustments for transmission and line losses to value contracts at illiquid delivery points. We also consider the impact of counterparty credit risk using current and historical default and recovery rates as well as our own credit risk using credit default swap data. UNS Electric reviews these assumptions on a quarterly basis.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
In the first nine months of 2009, UNS Electric’s capital expenditures were $23 million. UNS Electric expects internal cash flows to fund a portion of its construction expenditures. Additional sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.
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
Operating Cash Flow and Capital Expenditures
The table below provides summary cash flow information for UNS Electric.

Nine Months Ended September 30,	2009	2008
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$38	$7
Investing Activities	(23)	(20)
Financing Activities	(8)	22

Net Increase (Decrease) in Cash	7	9
Beginning Cash	9	2

Ending Cash	$16	$11

Operating cash flows increased in the first nine months of 2009 due to higher mining kWh sales, as well as an increase in base rates and the PPFAC charge that went into effect on June 1, 2008.
UNS Gas/UNS Electric Revolver
See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. At September 30, 2009, UNS Electric had no borrowings and $12 million in letters of credit outstanding under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes
UNS Electric has $100 million of senior unsecured notes outstanding, consisting of $50 million of 6.50% notes due in 2015 and $50 million of 7.10% notes due in 2023. The notes are guaranteed by UES. The note purchase agreement for UNS Electric contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, and incurrence of indebtedness. As of September 30, 2009, UNS Electric was in compliance with the terms of its note purchase agreement.
Contractual Obligations
There have been no significant changes in UNS Electric’s contractual obligations or other commercial commitments from those reported in our 2008 Annual Report on Form 10-K other than the following purchase obligations entered into in 2009:

			2012
Payment Due in Years			and
Ending December 31,	2010	2011	after	Total
	-Millions of Dollars-
Purchase Obligations:
Purchased Power	$30	$8	$—	$38
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
OTHER NON-REPORTABLE BUSINESS SEGMENTS
RESULTS OF OPERATIONS
The table below summarizes the income (loss) for the other non-reportable segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	-Millions of Dollars-		-Millions of Dollars-
UED	$1	$1	$3	$1
Millennium Investments	—	—	4	—
UniSource Energy Parent Company	(1)	(2)	(4)	(4)

Total Other	$—	$(1)	$3	$(3)

UniSource Energy Parent Company
UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes and the UniSource Credit Agreement.
UED
UED completed the construction of the 90 MW BMGS near Kingman, Arizona in May 2008. UED sells the output of BMGS to UNS Electric through a PPA.
In March 2009, UED entered into a 364-day $30 million term loan facility that is guaranteed by UniSource Energy and is secured by substantially all of the assets of UED, which primarily consist of BMGS and a mortgage on UED’s leasehold interest in the real property on which BMGS is located. UED immediately drew down the entire facility and distributed the loan proceeds to UniSource Energy, which in turn made a capital contribution to TEP. UED has the option of paying interest at LIBOR plus 3% or an alternate base rate plus 2%. As of September 30, 2009, UED owed $28 million under this term loan facility. In October 2009, UED made a $2 million principal payment on this term loan. See UniSource Energy Consolidated, Liquidity and Capital Resources, Capital Contributions, above, for more information.
In the third quarter and first nine months of 2009, UED recorded after-tax income of $1 million and $3 million, respectively related to the operation of BMGS.

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
FACTORS AFFECTING RESULTS OF OPERATIONS
Millennium Investments
Millennium is in the process of exiting its remaining investments. At September 30, 2009, Millennium’s total investments, including a $15 million note, were approximately $30 million and its cash balance was $5 million. Millennium paid $3 million in dividends to UniSource Energy in the first quarter of 2009.
Nations Energy Corporation (Nations Energy), a wholly-owned subsidiary of Millennium, has been inactive since 2001. As of September 30, 2009, Nations Energy had a deferred tax asset of $3 million related to investment losses that have not been used on UniSource Energy’s consolidated income tax returns.
The following table sets forth, by level within the fair value hierarchy, Millennium’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009. As required by fair value accounting rules, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2009
	-Millions of Dollars-
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash Equivalents(1)	$1	$—	$—	$1
Equity Investments(2)	—	—	11	11

Total Assets	$1	$—	$11	$12

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of the Money Market Funds.

(2)	Equity Investments are, in the absence of readily ascertainable market values, based on the investment partners’ valuations and comprise Millennium’s equity investment in unregulated businesses. These investments are included in Investments and Other Property – Other in the UniSource Energy balance sheet.
CRITICAL ACCOUNTING ESTIMATES
In preparing financial statements under Generally Accepted Accounting Principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. UniSource Energy and TEP’s Critical Accounting Estimates are described in our Form 10-K for the year ended December 31, 2008 and includes the following:
•	Accounting for Rate Regulation;
•	Accounting for Asset Retirement Obligations;
•	Pension and Other Postretirement Benefit Plan Assumptions;
•	Accounting for Derivative Instruments, Trading Activities and Hedging Activities;
•	Unbilled Revenue – TEP, UNS Gas and UNS Electric;
•	Plant Asset Depreciable Lives – TEP, UNS Gas and UNS Electric; and
•	Deferred Tax Valuation.
Each of our critical accounting estimates involves complex situations requiring a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact the financial statements. There have been no significant changes in our accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
UniSource Energy and TEP adopted the following recently issued accounting standards:
•	In March 2008, the FASB revised the authoritative guidance for derivatives which requires enhanced disclosures about an entity’s derivative and hedging activity. We are required to disclose our objectives for using derivative instruments and our underlying risk. We are also required to disclose in the financial statements the location of derivative balances, and gains and losses incurred during the reporting period. See Note 5.
•	In November 2008, the FASB revised the authoritative guidance for equity method investments which requires an entity to apply the cost accumulation model when determining the carrying value of an equity investment. Share issuances by the investee should be accounted for as if the equity investee had sold a proportionate share of its investment with any gain or loss recognized in earnings. In addition, the guidance requires that impairment testing be performed at an overall investment level. We adopted this standard on January 1, 2009 and it did not have a material impact on our financial statements.
•	In May 2009, the FASB established general standards of accounting for and disclosure of subsequent events. These are events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this in the second quarter of 2009 and the relevant disclosure is included in Note 1.
•	In April 2009, the FASB revised the authoritative guidance for fair value measurements of financial instruments which expands the fair value disclosures required for all financial instruments not measured at fair value in interim periods. The pronouncement requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments in the financial statements on an interim and annual basis. We have adopted the requirements of this pronouncement. See Note 8.
•	In June 2009, the FASB established the Accounting Standards Codification (Codification) as the source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. We adopted this guidance in the third quarter 2009.
The following recently issued accounting standards are not yet reflected in the UniSource Energy and TEP financial statements:
•	The FASB issued authoritative guidance for postretirement benefit plans in December 2008, requiring more detailed disclosures about employers’ plan assets. This includes employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. We will adopt the requirements of this pronouncement in our 2009 Form 10-K.
•	The FASB issued authoritative guidance for transfers of financial assets in June 2009, that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, including, the effects of a transfer on the reporting entity’s financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. We are assessing the impact of this pronouncement, which will be applicable for our first quarter 2010.
•	The FASB issued authoritative guidance for variable interest entities in June 2009, requiring an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. We are assessing the impact of this pronouncement, which will be applicable to us for our first quarter 2010.
•	The FASB issued authoritative guidance in October 2009 on how companies should estimate the fair value of certain alternative investments. The guidance allows companies to determine the fair value of such investments using Net Asset Value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. New disclosures are required for each major category of alternative investments. We are assessing the impact of this pronouncement, which will be applicable to us in our 2009 Form 10-K.

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
ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in this Item identifies material changes from the information included in Part II, Item 7A in UniSource Energy and TEP’s Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Reports on Form 10-Q for the period ended March 31 and June 30, 2009, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Item 1 and Management’s Discussion and Analysis presented in Item 2 of this Form 10-Q.
Interest Rate Risk
In May 2009, TEP entered into two interest rate swaps to reduce the risk of unfavorable changes in variable interest rates related to changes in LIBOR. The swaps have the effect of converting approximately $30 million of variable rate lease debt payments for the Springerville Common Facilities Leases to a fixed rate through June 30, 2014 and July 1, 2014.
In August 2009, TEP reduced its exposure to variable interest rate risk by entering into an interest rate swap that effectively converted $50 million of its variable rate IDBs to a fixed interest rate from September 2009 to September 2014.

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
In the first nine months of 2009, the average market price of natural gas was $3.10 per MMBtu, or 63% lower than the same period in 2008. The table below summarizes TEP’s gas generation output and purchased power for the first three months of 2009 and 2008.

Nine Months Ended September 30,	2009	2008	2009	2008
	-MWhs-		% of Total Resources
Gas-Fired Generation	829,000	722,000	8%	6%
Purchased Power	2,596,000	2,341,000	26%	21%
The net pre-tax unrealized gains (losses) on derivative forward gas contracts were as follows:

Nine Months Ended September 30,	2009	2008
	-Millions of Dollars-
Gain recorded in Regulatory Assets	$14	$—
Loss recorded in the Income Statement	—	(3)
Purchases and Sales of Energy
To manage its exposure to energy price risk, TEP enters into forward contracts to buy or sell energy at a specified price and future delivery period. Generally, TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified market approach to provide a balance between long-term and spot energy sales. TEP generally enters into forward purchases during its summer peaking periods to ensure it can meet its load and reserve requirements and account for other contracts and resource contingencies. TEP also enters into limited forward purchases and sales to optimize its resource portfolio and take advantage of locational differences in price. These positions are managed on both a volumetric and dollar basis and are closely monitored using risk management policies and procedures overseen by the Risk Management Committee.
The net pre-tax unrealized gains (losses) on derivative forward power purchases and sales were as follows:

Nine Months Ended September 30,	2009	2008
	-Millions of Dollars-
Loss recorded in Regulatory Assets	$(3)	$—
Loss recorded in the Income Statement	—	(2)
Gain (Loss) recorded in AOCI	(1)	2

Sensitivity Analysis of Derivatives
The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.

	Unrealized Gain (Loss) of TEP’s
	Hedging and Trading Activities
	-Millions of Dollars-
				Total
	Maturity 0 – 6	Maturity 6 – 12	Maturity	Unrealized
Source of Fair Value At September 30, 2009	months	months	over 1 yr.	Gain (Loss)
Prices actively quoted	$(1)	$(3)	$—	$(4)
Prices based on models and other valuation methods	—	—	(5)	(5)

Total	$(1)	$(3)	$(5)	$(9)

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

	-Millions of Dollars-
Change in Market Price As of September 30, 2009	10% Increase	10% Decrease
Non-Cash Flow Hedges
Forward gas contracts	$3	$(3)
Forward power sales and purchase contracts	(1)	1

Cash Flow Hedges
Forward power purchase contracts	1	(1)
UNS Gas
UNS Gas is subject to commodity price risk, primarily from the changes in the price of natural gas purchased for its customers. This risk is mitigated through the PGA mechanism which provides an adjustment to UNS Gas’ retail rates to recover the actual costs of gas and transportation. For UNS Gas’ forward gas purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses reported as net regulatory assets of $4 million, while a 10% increase in market prices would result in a decrease in unrealized net losses reported as net regulatory assets of $4 million.
UNS Electric
UNS Electric is exposed to commodity price risk from changes in the price for electricity and natural gas. This risk is mitigated through a PPFAC mechanism which fully recovers the costs incurred on a timely basis. For UNS Electric’s forward power sales and purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses reported as net regulatory assets of $10 million, while a 10% increase in market prices would result in a decrease in unrealized net losses reported as net regulatory assets of $10 million.
For UNS Electric’s forward gas purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses reported as net regulatory assets of $1 million, while a 10% increase in market prices would result in a decrease in unrealized net losses reported as regulatory assets of $1 million.

Credit Risk
UniSource Energy is exposed to credit risk in its energy-related marketing, trading and hedging activities related to potential non-performance by counterparties.
As of September 30, 2009, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $18 million, including $10 million of inter-company exposure to UNS Electric. TEP’s total exposure to non-investment grade or non-rated counterparties was $5 million.
At September 30, 2009, TEP had $3 million in credit enhancements, consisting of $2 million in cash and $1 million in letters of credit, posted with counterparties, and did not hold any collateral from its counterparties.
At September 30, 2009, UNS Gas had no mark-to-market counterparty credit exposure under its supply and hedging contracts. As of September 30, 2009, UNS Gas had posted $5 million in cash as credit enhancements with its counterparties, and did not hold any collateral from counterparties.
At September 30, 2009, UNS Electric had less than $1 million of counterparty credit exposure under its supply and hedging contracts. As of September 30, 2009, UNS Electric had posted $12 million in letters of credit and $1 million in cash collateral as credit enhancements with its counterparties and had not collected any collateral margin from its counterparties.

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
While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	– LEGAL PROCEEDINGS
Right of Way Matters
TEP is a defendant in a putative class action filed on February 11, 2009, in the United States District Court in Albuquerque, New Mexico by members of the Navajo Nation. The plaintiffs allege, among other things, that the rights of ways for defendants’ transmission lines on Navajo lands were improperly granted and that the compensation paid for such rights of way was inadequate. The plaintiffs are requesting, among other things, that the transmission lines on these lands be removed. In June 2009, TEP and the other defendants filed motions to dismiss the lawsuit on procedural grounds and in September 2009, the plaintiffs filed responses. TEP cannot predict the outcome of this lawsuit.
There are no other pending material legal proceedings to which the Company is a party, other than routine litigation incidental to the business of the Company and other legal proceedings described in Note 7 of Notes to Consolidated Financial Statements, Commitments and Contingencies and in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1A.	– RISK FACTORS
The business and financial results of UniSource Energy and TEP are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in our 2008 Annual Report on Form 10-K.

ITEM 2.	– UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities – None.

ITEM 5.	– OTHER INFORMATION
Ratio of Earnings to Fixed Charges
The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

	9 Months Ended	12 Months Ended
	September 30, 2009	September 30, 2009
UniSource Energy	2.732	2.621

TEP	2.884	2.747
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

UNISOURCE ENERGY CORPORATION (Registrant)
Date: October 29, 2009	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

TUCSON ELECTRIC POWER COMPANY (Registrant)
Date: October 29, 2009	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

3.1		Bylaws of TEP, amended as of August 31, 2009.

*4.1
Indenture of Trust, dated as of October 1, 2009, between The Industrial Development Authority of the County of Pima and U.S. Bank Trust National Association authorizing Pollution Control Revenue Bonds, 2009 Series A (Tucson Electric Power Company San Juan Project) (Form 8-K dated October 13, 2009, File No. 1-13739– Exhibit 4(A)).

*4.2
Loan Agreement, dated as of October 1, 2009, between The Industrial Development Authority of the County of Pima and TEP relating to Pollution Control Revenue Bonds, 2009 Series A (Tucson Electric Power Company San Juan Project) (Form 8-K dated October 13, 2009, File No. 1-13739– Exhibit 4(B)).

*4.3
Indenture of Trust, dated as of October 1, 2009, between Coconino County, Arizona Pollution Control Corporation and U.S. Bank Trust National Association authorizing Pollution Control Revenue Bonds, 2009 Series A (Tucson Electric Power Company Navajo Project) (Form 8-K dated October 13, 2009, File No. 1-13739– Exhibit 4(C)).

*4.4
Loan Agreement, dated as of October 1, 2009, between Coconino County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 2009 Series A (Tucson Electric Power Company Navajo Project) (Form 8-K dated October 13, 2009, File No. 1-13739– Exhibit 4(D)).

*10.1
Amended and Restated Officer Change in Control Agreement, dated as of October 9, 2009, between Tucson Electric Power Company and Michael J. DeConcini (including a schedule of other officers who are covered by substantially identical agreements) (Form 8-K dated October 13, 2009, File No. 1-13739– Exhibit 10(A)).

*10.2		Officer Change in Control Agreement, dated as of October 9, 2009, between UniSource Energy Corporation and Raymond S. Heyman (Form 8-K dated October 13, 2009, File No. 1-13739– Exhibit 10(B)).

12	(a)	Computation of Ratio of Earnings to Fixed Charges – UniSource Energy.

12	(b)	Computation of Ratio of Earnings to Fixed Charges – TEP.

15		Letter regarding unaudited interim financial information.

31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by Paul J. Bonavia.

31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by Kevin P. Larson.

31	(c)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Paul J. Bonavia.

31	(d)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Kevin P. Larson.

**32		Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Previously filed as indicated and incorporated by reference.

**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.