Form 10-K
period 2009-12-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2010-02-26
CIK 100122, 941138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(An Arizona Corporation)
One South Church Avenue, Suite 100
Tucson, AZ 85701
(520) 571-4000
Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of Each Exchange
Registrant	Title of Each Class	on Which Registered

UniSource Energy	Common Stock, no par value	New York Stock Exchange
Corporation
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

UniSource Energy Corporation	Yes ☑	No ☐
Tucson Electric Power Company	Yes ☐	No ☑
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
The aggregate market value of UniSource Energy Corporation voting Common Stock held by non-affiliates of the registrant was $933,280,480 based on the last reported sale price thereof on the consolidated tape on June 30, 2009.
At February 23, 2010, 35,941,414 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.
At February 23, 2010, 32,139,434 shares of Tucson Electric Power Company’s common stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.
Tucson Electric Power Company meets the conditions set forth in General Instructions (I)(1)(a) and (b) on Form 10-K and is therefore filing this report with the reduced disclosure format.
Documents incorporated by reference: Specified portions of UniSource Energy Corporation’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

— PART III —

Item 10. — Directors, Executive Officers and Corporate Governance of the Registrants	178

Item 11. — Executive Compensation	180

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	180

Item 13. — Certain Relationships and Related Transactions, and Director Independence	181

Item 14. — Principal Accountant Fees and Services	181

— PART IV —

Item 15. — Exhibits and Financial Statements Schedules	182

Signatures	183

Exhibit Index	186

Exhibit 4(i)(10)
Exhibit 4(aa)(9)
Exhibit 12(a)
Exhibit 12(b)
Exhibit 21
Exhibit 23
Exhibit 24(a)
Exhibit 24(b)
Exhibit 31(a)
Exhibit 31(b)
Exhibit 31(c)
Exhibit 31(d)
Exhibit 32

DEFINITIONS
The abbreviations and acronyms used in the 2009 Form 10-K are defined below:

1992 Mortgage	TEP’s Indenture of Mortgage and Deed of Trust, dated as of December 1, 1992, to the Bank of New York Mellon, successor trustee, as supplemented.
1999 Settlement Agreement	TEP’s Settlement Agreement approved by the ACC in November 1999 that provided for electric retail competition and transition asset recovery.
2008 TEP Rate Order	A rate order issued by the ACC resulting in a new retail rate structure for TEP, effective December 1, 2008.
ACC	Arizona Corporation Commission.
ALJ	Administrative Law Judge.
AMT	Alternative Minimum Tax.
APS	Arizona Public Service Company.
BART	Best Available Retrofit Technology.
BMGS	Black Mountain Generating Station.
Btu	British thermal unit(s).
CCB	Coal combustion byproducts.
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract; measured in MWs.
Citizens	Citizens Communications Company.
Collateral Trust Bonds	Bonds issued under the Indenture of Trust, dated as of August 1, 1998, of TEP to The Bank of New York, successor trustee.
Common Stock	UniSource Energy’s common stock, without par value.
Company or UniSource Energy	UniSource Energy Corporation.
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures.
DSM	Demand side management.
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy	The amount of power produced over a given period of time; measured in MWh.
EPA	The Environmental Protection Agency.
EL Paso	El Paso Electric Company.
EPNG	El Paso Natural Gas Company.
ESP	Energy Service Provider.
Express Line	A dedicated 345-kV transmission line from Springerville Unit 2 to TEP’s retail service area.
FERC	Federal Energy Regulatory Commission.
Fixed CTC
Competition Transition Charge of approximately $0.009 per kWh that was included in TEP’s retail rate for the purpose of recovering TEP’s TRA. Approximately $58 million will be credited to customers through the PPFAC.

Four Corners	Four Corners Generating Station.
GHG	Greenhouse gases.
Haddington	Haddington Energy Partners II, LP, a limited partnership that funds energy-related investments.
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.
IDBs	Industrial development revenue or pollution control revenue bonds.
IRS	Internal Revenue Service.
kWh	Kilowatt-hour(s).
kV	Kilovolt(s).
LIBOR	London Interbank Offered Rate.

v

Luna	Luna Energy Facility.
Mark-to-Market Adjustments	Forward energy sales and purchase contracts that are considered to be derivatives are adjusted monthly by recording unrealized gains and losses to reflect the market prices at the end of each month.
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtu	Million British Thermal Units.
Mortgage Bonds	Bonds issued under the 1992 Mortgage.
MW	Megawatt(s).
MWh	Megawatt-hour(s).
Navajo	Navajo Generating Station.
NERC	North American Electric Reliability Corporation.
NOx	Nitrogen oxide.
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
Pima Authority	The Industrial Development Authority of the County of Pima.
PNM	Public Service Company of New Mexico.
PNMR	PNM Resources.
PPA	Purchased Power Agreement.
PPFAC	Purchased Power and Fuel Adjustment Clause.
PWMT	Pinnacle West Marketing and Trading.
REST	Renewable Energy Standard and Tariff rules approved by the ACC in October 2006.
Repurchased Bonds	$221 million of fixed-rate tax-exempt bonds that TEP purchased from bondholders on May 11, 2005.
Rules	Retail Electric Competition Rules.
Sabinas	Carboelectrica Sabinas, S. de R.L. de C.V., a Mexican limited liability company. Prior to June 2009, Millennium owned 50% of Sabinas.
San Carlos	San Carlos Resources Inc., a wholly-owned subsidiary of TEP.
San Juan	San Juan Generating Station.
SO2	Sulfur dioxide.
Springerville	Springerville Generating Station.
Springerville Coal Handling Facilities Leases	Leveraged lease arrangements relating to the coal handling facilities serving Springerville.
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2	Unit 2 of the Springerville Generating Station.
Springerville Unit 3	Unit 3 of the Springerville Generating Station.
Springerville Unit 4	Unit 4 of the Springerville Generating Station.
SRP	Salt River Project Agricultural Improvement and Power District.
Sundt	H. Wilson Sundt Generating Station (formerly known as the Irvington Generating Station).
Sundt Lease	The leveraged lease arrangement relating to Sundt Unit 4.
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station.
SWG	Southwest Gas Corporation.
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement	Amended and Restated Credit Agreement between TEP and a syndicate of Banks, dated as of August 11, 2006.
TEP Letter of Credit Facility	Letter of credit facility between TEP and a syndicate of Banks, dated as of April 30, 2008.
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement.

Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
TRA	Transition Recovery Asset, a $450 million regulatory asset established in TEP’s 1999 Settlement Agreement that was fully recovered in May 2008.
Tri-State	Tri-State Generation and Transmission Association.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities.
UES
UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies (UNS Gas and UNS Electric) which acquired the Citizens Arizona gas and electric utility assets in 2003.

UniSource Energy Credit Agreement	Amended and Restated Credit Agreement between UniSource Energy and a syndicate of banks, dated as of August 11, 2006.
UniSource Energy	UniSource Energy Corporation.
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens Arizona electric utility assets in 2003.
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES, which acquired the Citizens Arizona gas utility assets in 2003.
UNS Gas/UNS Electric Revolver	Revolving credit facility under the Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, and UES as guarantor, and a syndicate of banks, dated as of August 11, 2006.
Valencia	Valencia power plant owned by UNS Electric.
WAPA	Western Area Power Administration.

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
Millennium has existing investments in unregulated businesses that represent 1% of UniSource Energy’s total assets as of December 31, 2009; no new investments are planned in Millennium.
UniSource Energy was incorporated in the State of Arizona in 1995 and obtained regulatory approval to form a holding company in 1997. In 1998, TEP and UniSource Energy exchanged shares of stock resulting in TEP becoming a subsidiary of UniSource Energy.

BUSINESS SEGMENT CONTRIBUTIONS
The table below shows the contributions to our consolidated after-tax earnings by our three business segments.

	2009	2008	2007
	-Millions of Dollars-
TEP	$89	$4	$53
UNS Gas	7	9	4
UNS Electric	6	4	5
Other (1)	2	(3)	(4)

Consolidated Net Income	$104	$14	$58

(1)	Includes: UniSource Energy parent company expenses; income and losses from Millennium investments and UED and interest expense (net of tax) on the UniSource Energy Convertible Senior Notes and on the UniSource Energy Credit Agreement.
References in this report to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.
Rates and Regulation of Business Segments
The Arizona Corporation Commission (ACC) regulates portions of TEP, UNS Gas and UNS Electric’s utility accounting practices and electricity rates. The ACC has authority over rates charged to retail customers, the issuance of securities, and transactions with affiliated parties. Our regulated utilities’ rates for retail electric and natural gas service are determined on a “cost of service” basis. Rates are designed to provide, after recovery of allowable operating expenses, an opportunity for us to earn a reasonable return on rate base. Rate base is generally determined by reference to the original cost and reconstruction (net of depreciation) of utility plant in service to the extent deemed used and useful, and to various adjustments for deferred taxes and other items plus a working capital component. Over time, additions to utility plant in service increase rate base and depreciation and retirement of utility plant reduce the rate base.
The Federal Energy Regulatory Commission (FERC) regulates the terms and prices of transmission services and wholesale electricity sales, wholesale transport and purchases of natural gas and portions of our accounting practices. TEP and UNS Electric have FERC tariffs to sell power at market based rates.
TEP
TEP was incorporated in the State of Arizona in 1963. TEP is the principal operating subsidiary of UniSource Energy. In 2009, TEP’s electric utility operations contributed 79% of UniSource Energy’s operating revenues and comprised 81% of its assets.
SERVICE AREA AND CUSTOMERS
TEP is a vertically integrated utility that provides regulated electric service to approximately 402,000 retail customers in Southeastern Arizona. TEP’s service territory consists of a 1,155 square mile area and includes a population of approximately 1 million in the greater Tucson metropolitan area in Pima County, as well as parts of Cochise County. TEP holds franchises to provide electric distribution service to customers in the Cities of Tucson and South Tucson. These franchises expire in 2026 and 2017, respectively. TEP also sells electricity to other utilities and power marketing entities in the Western U.S.
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

The table below shows the percentage distribution of TEP’s energy sales by major customer class over the last three years. The retail energy consumption by customer class through 2012 is expected to be similar to the historical distribution.

	2009	2008	2007
Residential	42%	41%	42%
Commercial	21%	21%	21%
Non-mining Industrial	23%	24%	24%
Mining	11%	11%	10%
Public Authority	3%	3%	3%
Two of TEP’s largest retail customers are in the copper mining industry. TEP’s kWh sales to mining customers depend on a variety of factors including changes in supply and demand in the world copper market and the economics of self-generation.
Local, regional, and national economic factors can impact the level of customer growth and the financial condition and operations of TEP’s large commercial and industrial customers and as a result directly impact energy consumption. Economic conditions can also impact sales to residential and small commercial customers if employment and consumer spending levels change.
As a result of weak economic conditions during 2008 and 2009, retail customer growth and energy usage by retail customers at TEP were below the average levels experienced in prior years. In 2008 and 2009, TEP’s average number of retail customers increased by less than 1% per year. This compares with average annual increases of 2% from 2003 to 2007.
TEP’s total retail kWh sales decreased by 1.4% in 2008 compared with 2007. This was the first year-over-year decrease in TEP’s retail kWh sales since 2002. In 2009, TEP’s kWh sales once again declined by 1.4% over the prior year’s levels. This compares with average annual increases in retail kWh sales of 4% from 2003 to 2007. We cannot predict if the customer growth rate or sales volumes will return to historic levels. However, we expect TEP’s customer base to grow at a rate of less than 1% in 2010 and approximately 1% in 2011.
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
Generally, TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified portfolio approach to provide a balance between long-term, mid-term and spot energy sales. When TEP expects to have excess generating capacity and energy (usually in the first, second and fourth calendar quarters), its wholesale sales consist primarily of two types of sales:
Long-term sales
Long-term wholesale sales contracts are for periods of more than one year. TEP typically uses its own generation to serve the requirements of its long-term wholesale customers. TEP currently has long-term contracts with three entities to sell firm capacity and energy:
•	Salt River Project Agricultural Improvement and Power District (SRP), 100 MW, expires in May 2016. Under the current terms of the contract, TEP receives an annual demand charge of approximately $22 million, while the cost of the energy sold is based on TEP’s average generation cost. Beginning in June 2011, SRP will purchase 876 MWhs annually, TEP will not receive a demand charge and the price of energy will be based on a slight discount to the Dow Jones Palo Verde Electricity Price Indexes (Palo Verde Index).

•	Navajo Tribal Utility Authority (NTUA) expires in December 2015. TEP serves the portion of NTUA’s load that is not served from NTUA’s allocation of federal hydroelectric power. Over the last three years, sales to NTUA averaged 225 MWh. Beginning in 2010, the price of 50% of the kWh sales from June to September will be based on the Palo Verde Index.

•	Tohono O’odham Utility Authority, 2 MW, expires in 2014.

Short-term sales
Under forward contracts, TEP commits to sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one-month, three-month or one-year periods. Under short-term sales, TEP sells energy in the daily or hourly markets at fluctuating spot market prices and makes other non-firm energy sales. Beginning January 1, 2009, all revenues from short-term wholesale sales offset fuel and purchased power costs that are passed through to TEP retail customers. TEP uses short-term wholesale sales as part of its hedging strategy to reduce customer exposure to fluctuating power prices. See Rates and Regulation, below.
See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Results of Operations, for additional discussion of TEP’s wholesale marketing activities.
GENERATING AND OTHER RESOURCES
At December 31, 2009, TEP owned or leased 2,229 MW of net generating capability, as set forth in the following table:

					Net
	Unit		Date	Fuel	Capability	Operating	TEP’s Share
Generating Source	No.	Location	In Service	Type	MW	Agent	%	MW
Springerville Station(1)	1	Springerville, AZ	1985	Coal	387	TEP	100.0	387
Springerville Station	2	Springerville, AZ	1990	Coal	390	TEP	100.0	390
San Juan Station	1	Farmington, NM	1976	Coal	340	PNM	50.0	170
San Juan Station	2	Farmington, NM	1973	Coal	340	PNM	50.0	170
Navajo Station	1	Page, AZ	1974	Coal	750	SRP	7.5	56
Navajo Station	2	Page, AZ	1975	Coal	750	SRP	7.5	56
Navajo Station	3	Page, AZ	1976	Coal	750	SRP	7.5	56
Four Corners Station	4	Farmington, NM	1969	Coal	784	APS	7.0	55
Four Corners Station	5	Farmington, NM	1970	Coal	784	APS	7.0	55
Luna Energy Facility	1	Deming, NM	2006	Gas	570	PNM	33.3	190
Sundt Station	1	Tucson, AZ	1958	Gas/Oil	81	TEP	100.0	81
Sundt Station	2	Tucson, AZ	1960	Gas/Oil	81	TEP	100.0	81
Sundt Station	3	Tucson, AZ	1962	Gas/Oil	104	TEP	100.0	104
Sundt Station(1)	4	Tucson, AZ	1967	Coal/Gas	156	TEP	100.0	156
DeMoss Petrie		Tucson, AZ	1972	Gas/Oil	122	TEP	100.0	122
North Loop		Tucson, AZ	2001	Gas	95	TEP	100.0	95
Springerville Solar Station		Springerville/Tucson, AZ	2002-2005	Solar	5	TEP	100.0	5

Total TEP Capacity (2)								2,229

(1)	Leased assets, as of December 31, 2009.

(2)	Excludes 781MW of additional resources, which consist of certain capacity purchases and interruptible retail load. At December 31, 2009, total owned capacity was 1,686 MW and leased capacity was 543 MW.
Springerville Generating Station
Springerville Unit 1 is leased by TEP. The Springerville Generating Station also includes the Springerville Coal Handling Facilities and the Springerville Common Facilities.
The terms of the Springerville Unit 1 Leases, which include a 50% interest in the Springerville Common Facilities, expire in 2015, but have optional fair market value renewal and purchase provisions. In 1985, TEP sold and leased back a 50% interest in the Springerville Common Facilities. The Springerville Common Facilities Leases, which expire in 2017 and 2021, have a fixed price purchase provision. The fixed prices to acquire the leased interests in the Springerville Common Facilities are $38 million in 2017 and $68 million in 2021. In 1984, TEP sold and leased back the Springerville Coal Handling Facilities. The terms of the Springerville Coal Handling Facilities Leases expire in 2015, but have a fixed price purchase provision of $120 million.

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
Sundt Unit 4 is leased by TEP and the term of the lease expires in 2011. In January 2010, TEP entered into an agreement to purchase 100% of the equity interest in Sundt Unit 4 from the equity owner for approximately $52 million. The purchase price is subject to increase by 0.75% of the purchase price per month in the event that the purchase occurs after March 31, 2010. TEP expects the purchase to occur prior to March 31, 2010. Following the completion of the transaction, TEP expects to redeem the outstanding Sundt Unit 4 lease obligation of $5 million, terminate the lease and cause the title of Sundt Unit 4 to be transferred to TEP.
See Note 6 of Notes to Consolidated Financial Statements, Debt, Credit Facilities, and Capital Lease Obligations, and Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Liquidity and Capital Resources, Contractual Obligations, for more information regarding the Springerville and Sundt leases.
Renewable Energy Resources
Owned Resources
The Springerville Solar Generating Station includes 34,980 photovoltaic (PV) modules located near TEP’s coal-fired Springerville Generating Station in eastern Arizona. TEP began building the system in 2000 and continued to expand it for several years until its capacity reached 4.6 megawatts in 2004. A proposal to expand its capacity to 6.4 MW in 2010 is pending before the ACC.
TEP also has proposed a 1.6 MW PV installation in Tucson, Arizona. If approved by the ACC, the project is expected to be completed in the second half of 2010.
Purchased Power Agreements
In September 2009, TEP filed two 20 year purchased power agreements with the ACC in order to meet the requirements of the ACC’s Renewable Energy Standard and Tariff (REST). The first agreement would provide TEP with 25 MW of energy from a single axis tracking PV installation. The second agreement would provide TEP with 5 MW of energy from a parabolic trough concentrating solar facility. Each agreement contains an option that would allow TEP to purchase all or part of the project at a future period. TEP cannot predict when or if the ACC will approve the agreements. See Renewable Energy Standard and Tariff, below for more information.
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
As a result of the Energy Policy Act of 2005, owners and operators of bulk power transmission systems, including TEP, are subject to mandatory reliability standards that are developed and enforced by the North American Electric Reliability Corporation (NERC) subject to the oversight of the Federal Energy Regulatory Commission (FERC). TEP is reviewing its operating policies and procedures to ensure continued compliance with these standards.
Springerville Units 3 and 4
Springerville Units 3 and 4 are each 400 MW coal-fired generating facilities located at the same site as Springerville Units 1 and 2 that are operated, but not owned by TEP. Tri-State is leasing 100% of Unit 3 from a financial owner. Unit 4 began commercial operation in December 2009 and is owned by SRP. For operating Units 3 and 4, TEP receives rental payments and other fees, including the allocation of a portion of the fixed costs of the existing common facilities to Units 3 and 4. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations. Tucson Electric Power Company, Factors Affecting Results of Operations, Springerville Units 3 and 4.
Peak Demand and Resources

Peak Demand	2009	2008	2007	2006	2005
			-MW-
Retail Customers	2,354	2,376	2,386	2,365	2,225
Firm Sales to Other Utilities	385	394	369	331	342

Coincident Peak Demand (A)	2,739	2,770	2,755	2,696	2,567

Total Generating Resources	2,229	2,204	2,204	2,194	2,004
Other Resources (1)	781	966	785	719	788

Total TEP Resources (B)	3,010	3,170	2,989	2,913	2,792

Total Margin (B) — (A)	271	400	234	217	225
Reserve Margin (% of Coincident Peak Demand)	10%	14%	8%	8%	9%

(1)	Other Resources include firm power purchases and interruptible retail and wholesale loads. Additional firm power purchases were made in 2009 to displace more expensive owned gas generation.
Peak demand occurs during the summer months due to the cooling requirements of TEP’s retail customers. Retail peak demand varies from year-to-year due to weather, economic conditions and other factors. TEP’s retail demand peaked in 2007 and subsequently declined in 2008 and 2009 due primarily to weak economic conditions.
The chart above shows the relationship over a five-year period between TEP’s peak demand and its energy resources. TEP’s total margin is the difference between total energy resources and coincident peak demand, and the reserve margin is the ratio of margin to coincident peak demand. TEP’s reserve margin in 2009 was in compliance with reliability criteria set forth by the Western Electricity Coordinating Council, a regional council of NERC.
Forecasted retail peak demand for 2010 is approximately 2,284 MW, compared with actual peak demand of 2,354 MW in 2009. In 2009, cooling degree days were 13% above the ten year average. TEP’s 2010 estimated retail peak demand is based on normal weather patterns and total retail kWh sales similar to 2009 levels. TEP believes it will have sufficient resources to meet expected demand in 2010 with its existing generation capacity and power purchase agreements.
Future Generating Resources
TEP will continue to add peaking resources to serve the Tucson area as needed based upon our forecasts of retail and firm wholesale load, as well as statewide transmission infrastructure. TEP projects that additional import capacity and/or additional local generation resources of 75 to 150 MW may be required in 2015.

FUEL SUPPLY
Fuel Summary
Fuel cost and usage information is provided below:

	Average Cost per MMBtu			Percentage of Total Btu
	Consumed			Consumed
	2009	2008	2007	2009	2008	2007
Coal	$2.11	$2.08	$1.81	90%	93%	92%
Gas	$4.51	$8.02	$8.30	10%	7%	8%
All Fuels	$2.34	$2.52	$2.30	100%	100%	100%
Coal
TEP’s principal fuel for electric generation is low-sulfur, bituminous or sub-bituminous coal from mines in Arizona, New Mexico and Colorado. More than 90% of TEP’s coal supply is purchased under long-term contracts, which results in more predictable prices. The average cost per ton of coal, including transportation, for 2009, 2008, and 2007 was $39.81, $39.67, and $34.71, respectively.

			Average
		Contract	Sulfur
Station	Coal Supplier	Expiration	Content	Coal Obtained From (A)
Springerville	Peabody Coalsales Company	2020	0.9%	Lee Ranch Coal Company
Four Corners	BHP Billiton	2016	0.8%	Navajo Indian Tribe
San Juan	San Juan Coal Company	2017	0.8%	Federal and State Agencies
Navajo	Peabody Coalsales Company	2011	0.4%	Navajo and Hopi Indian Tribes
Sundt	Rio Tinto Energy America			Colowyo Mine / McKinley Mine
	/ Chevron Mining Company	—	0.4%

(A)	Substantially all of the suppliers’ mining leases extend at least as long as coal is being mined in economic quantities.
TEP Operated Generating Facilities
TEP is the operator, and the sole owner (or lessee), of the Springerville Units 1 and 2 and Sundt Unit 4 Generating Stations. The coal supplies for the Springerville Units 1 and 2 are transported approximately 200 miles by railroad from Northwestern New Mexico. TEP expects coal reserves to be sufficient to supply the estimated requirements for Springerville Units 1 and 2 for their presently estimated remaining lives.
The coal supplies for Sundt are transported approximately 1,300 miles by railroad from Colorado and approximately 500 miles from New Mexico. In the past, Sundt Unit 4 has been fueled by coal; however, the generating station can also be operated with natural gas or landfill gas. Both fuels are combined with methane, a renewable energy resource, piped from a nearby landfill. From January through October 2009, TEP used natural gas to fuel Sundt Unit 4. TEP hedged the price of natural gas such that it became more economic to use natural gas instead of coal to fuel the plant. TEP had agreements for the purchase and transportation of coal to Sundt through 2009 and has adequate coal inventory through 2010. TEP will continue to analyze natural gas prices to determine the fuel it will use to run Sundt Unit 4.
See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Contractual Obligations and Note 4 of Notes to Consolidated Financial Statements — Commitments and Contingencies, TEP Commitments, Firm Purchase and Transportation Commitments.

Generating Facilities Operated by Others
TEP also participates in jointly-owned generating facilities at Four Corners, Navajo and San Juan. Four Corners and San Juan, operated by PNM, are mine mouth generating stations located adjacent to the coal reserves. Navajo, operated by SRP, obtains its coal supply from a nearby coal mine and a dedicated rail delivery system. The coal supplies are under long-term contracts administered by the operating agents. TEP expects coal reserves available to these three jointly-owned generating facilities to be sufficient for the remaining presently estimated lives of the stations.
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
TEP purchases gas from Southwest Gas Corporation (SWG) under a retail tariff for North Loop, a 95 MW internal combustion turbine located in Tucson, Arizona, and receives distribution service under a transportation agreement for DeMoss Petrie, a 122 MW internal combustion turbine located in Tucson, Arizona. TEP completed a bypass of SWG and connected the Sundt plant directly to El Paso Natural Gas Company (ENPG) in the first quarter of 2008. TEP purchases capacity from EPNG for transportation from the San Juan and Permian Basins to its Sundt plant under a contract that expires in April 2013, with right-of-first refusal for continuation thereafter. TEP buys gas from third party suppliers for Sundt and DeMoss Petrie.
TEP purchases gas transportation for Luna from EPNG from the Permian Basin to the plant site under an agreement that expires in January 2012, with right-of-first refusal for continuation thereafter. TEP purchases gas for its share of Luna from various suppliers in the Permian Basin region.
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
Drought conditions within the Southwestern United States, combined with increased water usage in Arizona, Nevada and Southern California, have periodically caused water levels to recede at Lake Powell, which supplies operating water for the Navajo Generating Station (Navajo). TEP has a 7.5% ownership interest in Navajo Units 1, 2 and 3 (168 MW capacity). A project was completed in December 2009, which lowered the water intake structures to ensure adequate water supply at Navajo in the event drought conditions adversely affect the water level at Lake Powell.
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
In 2008, TEP completed construction of a new 500 kV transmission line from the Palo Verde regional market hub to the Pinal West substation along with a new 345 kV TEP substation at Pinal West connecting to TEP’s 345kV transmission line between Phoenix and Tucson. These projects provide TEP with additional access to energy resources.

TEP is participating in the continuation of the 500 kV transmission line from the Pinal West substation to the Pinal Central substation. TEP is also in the process of obtaining permits to construct a 40 mile 500-kV transmission line from the Pinal Central substation to the Tortolita substation northwest of Tucson to further enhance its ability to access the region’s energy resources. TEP expects the transmission lines to be in-service in 2014. As a result of these high voltage transmission additions, TEP anticipates that its ability to import energy into its service territory should increase by at least 250 MW.
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
Based on the alternative proposals and passage of time since the ACC approved the location of the line, in 2006 the Line Siting Committee of the ACC was directed to gather facts related to options for improving service reliability in Nogales, Arizona. TEP continues to evaluate alternatives for improving service reliability in Nogales, Arizona. In 2007 and 2008, TEP met with major property owners and impacted governmental agencies along the proposed transmission line routes to discuss alternatives. If all regulatory approvals are received and the project moves forward, the future costs to construct the transmission line from Tucson to Nogales, Arizona are expected to be approximately $120 million. As of December 31, 2009, TEP had capitalized $11 million related to the project, including $2 million of land and land rights. If TEP does not receive the required approvals or abandons the project, TEP believes that cost recovery is probable for prudent and reasonably incurred costs related to the project as a consequence of the ACC’s requirement for a second transmission line serving the Nogales, Arizona area.
TEP met with the Federal Electricity Commission of Mexico (CFE) and other transmission developers in 2009 to develop a schedule for performing transmission studies to interconnect the proposed Tucson to Nogales transmission line to a new CFE proposed 400-kV transmission line in Mexico. The studies are scheduled to be completed in 2010.
RATES AND REGULATION
2008 TEP Rate Order
On November 25, 2008, the ACC issued an order that resolved a rate case filed by TEP in July 2007. The ACC order included an average base retail rate increase of approximately 6% effective December 1, 2008 and a Purchased Power and Fuel Adjustment Clause (PPFAC) that began January 1, 2009. Prior to the 2008 TEP Rate Order, TEP’s rates had remained unchanged since 2000.
The 2008 TEP Rate Order requires TEP to credit $58 million of previously collected Fixed CTC true-up revenues to customers through the PPFAC. TEP expects the PPFAC charge to be zero until the Fixed CTC true-up revenues are fully credited over an estimated period of 36 to 48 months, which began on April 1, 2009.
For a more detailed description of the terms of the 2008 TEP Rate Order, see Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Results of Operations, 2008 TEP Rate Order, below.
Renewable Energy Standard and Tariff
The ACC’s REST requires TEP and other affected utilities to generate or purchase at least 15% of their total annual retail energy requirements from renewable energy technologies by 2025, with smaller amounts required in earlier years. The REST rules provide for recovery of above market costs a utility incurs in providing the renewable energy. TEP met the 2009 REST rules’ target of generating or purchasing renewable energy for at least 2.0% of TEP’s total retail energy requirements; TEP expects to meet the REST rules’ 2010 target of 2.5%.

For more information see Renewable Energy Resources, above, and Item 7. Management’s Discussion and Analysis, Tucson Electric Power, Factors Affecting Results of Operations, Renewable Energy Standard and Tariff.
Electric Energy Efficiency Standards
In December 2009, the ACC established a process to adopt new Electric Energy Efficiency Standards (EE Standards) designed to require TEP, UNS Electric and other affected utilities to implement demand-side management (DSM) programs, to the extent that they are cost effective. If the ACC approves EE Standards, they must be certified by the Arizona Attorney General before taking effect. TEPs DSM programs and customer surcharge to recover the costs incurred to implement these proposed programs are subject to ACC approval. See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, TEP, Factors Affecting Results of Operations, Electric Energy Efficiency Standards, for more information.
Retail Electric Competition Rules
In 1999, the ACC approved the Retail Electric Competition Rules (Rules) that provided a framework for the introduction of retail electric competition in Arizona. Certain portions of the ACC rules that enabled ESPs to compete in the retail market were invalidated by an Arizona Court of Appeals decision in 2005. In 2008, the ACC opened an administrative proceeding to address the Rules. Unless and until the ACC clarifies the competition rules and ESPs offer to provide energy in TEP’s service area, it is not possible for TEP’s retail customers to use alternative ESPs. We cannot predict what changes, if any, the ACC will make to the Rules. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Results of Operations, Competition, for more information.
Line Extension Policy
In 2008, the ACC approved a policy requiring TEP to charge customers for the total cost of line extensions, eliminating TEP’s prior practice of providing a portion of line extensions free of charge to its customers. The policy became effective June 1, 2009. Prior to this ruling by the ACC, a portion of the cost of line extensions was capitalized by TEP and eligible for inclusion in rate base.

TEP’S UTILITY OPERATING STATISTICS

	For Years Ended December 31,
	2009	2008	2007	2006	2005
Generation and Purchased Power — kWh (000)
Remote Generation (Coal)	9,576,873	10,438,864	11,001,318	10,854,710	10,059,315
Local Tucson Generation (Oil, Gas & Coal)	711,420	1,039,362	1,088,778	966,476	1,165,001
Purchased Power	3,085,805	2,947,749	2,046,864	1,680,495	1,638,737

Total Generation and Purchased Power	13,374,098	14,425,975	14,136,960	13,501,681	12,863,053
Less Losses and Company Use	948,463	954,643	944,024	885,120	806,168

Total Energy Sold	12,425,635	13,471,332	13,192,936	12,616,561	12,056,885

Sales — kWh (000)
Residential	3,905,696	3,852,707	4,004,797	3,778,269	3,633,226
Commercial	1,988,356	2,034,453	2,057,982	1,959,141	1,855,432
Industrial	2,160,946	2,263,706	2,341,025	2,278,244	2,302,327
Mining	1,064,830	1,095,962	983,173	924,898	842,881
Public Authorities	250,915	255,817	247,430	260,767	241,119

Total — Electric Retail Sales	9,370,743	9,502,645	9,634,407	9,201,419	8,874,985
Electric Wholesale Sales	3,054,892	3,968,688	3,558,529	3,415,142	3,181,900

Total Electric Sales	12,425,635	13,471,332	13,192,936	12,616,561	12,056,885

Operating Revenues (000)
Residential	$377,761	$351,079	$362,967	$343,459	$330,614
Commercial	219,694	211,639	213,364	203,284	192,966
Industrial	163,720	164,849	168,279	165,068	165,988
Mining	61,033	55,619	48,707	43,724	39,749
Public Authorities	19,865	19,146	18,332	18,935	17,559
REST and DSM	25,443	2,781	—	—	—
EFPS	—	415	4,822	2,684	2,624

Total — Electric Retail Sales	867,516	805,528	816,471	777,154	749,500
CTC To Be Refunded	—	(58,092)	—	—	—
Wholesale Revenue-Long Term	48,249	57,493	55,788	51,442	54,901
Wholesale Revenue-Short Term	83,456	185,189	125,369	112,309	117,557
California Power Exchange Provision for Wholesale Refunds	(4,172)	—	—	—	—
Transmission	18,974	17,173	14,842	13,391	7,250
Other Revenues	82,688	71,962	58,033	34,698	8,262

Total Operating Revenues	$1,096,711	$1,079,253	$1,070,503	$988,994	$937,470

Customers (End of Period)
Residential	365,157	363,861	361,945	357,646	350,628
Commercial	35,759	35,432	34,759	34,104	33,534
Industrial	629	633	641	664	673
Mining	2	2	2	2	2
Public Authorities	61	61	61	61	61

Total Retail Customers	401,608	399,989	397,408	392,477	384,898

Average Retail Revenue per kWh Sold (cents)
Residential	9.7	9.1	9.1	9.1	9.1
Commercial	11.0	10.4	10.4	10.4	10.4
Industrial and Mining	7.0	6.6	6.6	6.6	6.5
Average Retail Revenue per kWh Sold	9.3	8.5	8.5	8.4	8.4

Average Revenue per Residential Customer	$1,034	$965	$1,003	$971	$954
Average kWh Sales per Residential Customer	10,708	10,621	11,129	10,681	10,484

ENVIRONMENTAL MATTERS
Air and water quality, resource extraction, waste disposal and land use are regulated by federal, state and local authorities. TEP believes that its facilities are in substantial compliance with existing regulations.
Clean Air Act Requirements
TEP generating facilities are subject to EPA limits on the amount of sulfur dioxide (SO2), nitrogen oxide (NOx) and other emissions into the atmosphere. TEP capitalized $24 million in 2009, $73 million in 2008 and $7 million in 2007 in construction costs to comply with environmental requirements, including TEP’s share of new pollution control equipment installed at San Juan described below. TEP expects to capitalize environmental compliance costs of $8 million in 2010 and $5 million in 2011. In addition, TEP recorded operating expenses of $13 million in 2009, $14 million in 2008 and $10 million in 2007 related to environmental compliance. TEP expects environmental expenses to be $11 million in 2010. TEP may incur additional costs to comply with future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities. Compliance with these changes may reduce operating efficiency.
As a result of a 2005 settlement agreement between PNM, environmental activist groups, and the New Mexico Environment Department (PNM Consent Decree), the co-owners of San Juan installed new pollution control equipment at the generating station to reduce mercury, particulate matter, NOx, and SO2 emissions. TEP owns 50% of San Juan Units 1 and 2. The PNM Consent Decree includes stipulated penalties for non-compliance with specified emissions limits at San Juan. In 2008 and 2007, TEP’s share of stipulated penalties at San Juan was $1 million and $2 million, respectively. TEP’s share of stipulated penalties at San Juan during 2009 was less than $1 million. TEP cannot deduct these penalties for income tax purposes. With the installation of new pollution control equipment designed to remedy emission violations, we do not expect to incur similar penalties in the future.
In April 2009, APS received a request from the EPA under section 114 of the Clean Air Act seeking information about Four Corners. Four Corners, which is operated by APS, is comprised of five coal-fired generating units. TEP has a 7% ownership interest in two units, totaling 110 MW. APS has responded to the EPA’s request. TEP cannot predict the timing or outcome of this matter.
In 1993, the EPA allocated TEP’s generating units SO2 Emission Allowances based on past operational history. Beginning in 2000, TEP’s generating units were required to hold Emission Allowances equal to the level of emissions in the compliance year or pay penalties and offset excess emissions in future years. To date, TEP has held sufficient Emission Allowances to comply with the SO2 regulations.
Hazardous Air Pollutant Requirements
The Clean Air Act requires the EPA to develop an emission limit for hazardous air pollutants that represents the maximum achievable control technology. In October 2009, EPA entered into a consent order to develop a final rule by November 2011.
Depending on the stringency of the EPA rule, emission controls for mercury may be required at some or all coal fired units by 2014 or later. Whether controls are required at a particular unit, the level of control required, and the cost to achieve that level of control will not be known until the rule has been promulgated.
As stipulated in the PNM Consent Decree described above, the co-owners of San Juan installed new pollution control equipment at the generating station to reduce mercury emissions. The installation of mercury emissions controls for San Juan Units 1 and 2 were completed in 2009. These controls are expected to be adequate to achieve compliance with the federal standard.
Arizona adopted mercury emission rules in 2007 requiring a 90% reduction in emission from coal fired units. Due to potential inconsistency between the Arizona rule and the pending EPA rule, in January, 2009, TEP and ADEQ reached an agreement that (1) defers the 90% reduction requirement to 2016, (2) improves regulatory certainty regarding mercury compliance obligations under existing Arizona rules, and (3) achieves mercury reductions substantially similar to those that would be required by the existing Arizona rules. This agreement relates to the Springerville and Sundt generating stations.
In order to comply with the Arizona rule, TEP expects mercury emission control equipment may be required at Springerville by 2016. The associated capital cost for this equipment is estimated to be $6 million at Springerville Units 1 and 2. If the emission control equipment is installed, TEP expects the annual operating expenses to be approximately $3 million, once all installations are completed.

Climate Change
In 2007, the Supreme Court ruled in Commonwealth of Massachusetts, et al v. EPA, that carbon dioxide (CO2) and other greenhouse gases (GHG) are air pollutants under the Clean Air Act. In December 2009, EPA issued a final Endangerment Finding, stating that greenhouse gases endanger public health and welfare. This finding allows EPA to promulgate regulations limiting emissions of greenhouse gases. EPA is in the process of developing regulation limiting greenhouse gases, which once finalized, may impact future generation or modifications of existing plants.
Several pieces of legislation have been introduced at the federal level. In June 2009, the House of Representatives passed the American Clean Energy and Security legislation which included a cap and trade program for GHG. The Senate is considering similar cap and trade legislation with the September 2009 introduction of the Clean Energy Jobs and American Power bill. While debate continues at the national level over the direction of domestic climate policy, several states have developed state-specific policies or regional initiatives to reduce greenhouse gas emissions. In 2007, the governors of several western states, including the then-governor of Arizona, signed the Western Regional Climate Action Initiative (the Western Climate Initiative) that directed their respective states to develop a regional target for reducing greenhouse gases. The states in the Western Climate Initiative announced a target of reducing greenhouse gas emissions by 15% below 2005 levels by 2020. In 2008, the Western Climate Initiative participants submitted their design recommendation for the Western Climate Initiative cap-and-trade program for greenhouse gas emissions, with an implementation date set for 2012. In February 2010, the Governor of Arizona issued an executive order which, among other things, stated that Arizona will not implement the GHG cap-and-trade proposal advanced by the Western Climate Initiative. The executive order expires December 31, 2012.
Based on the competing proposals to regulate greenhouse gas emissions by federal, state, and local regulatory and legislative bodies and uncertainty in the regulatory and legislative processes, the scope of such requirements and initiatives and their effect on our operations cannot be determined at this time.
Regional Haze
The EPA’s regional haze rules require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility. The operators of the San Juan, Four Corners, and Navajo generating stations submitted BART analyses in 2007 and early 2008. PNM, operator of San Juan, believes the controls being installed at San Juan as a result of the PNM Consent Decree constitute BART and did not recommend installation of any additional pollution control equipment. APS and SRP, the operators of the Four Corners and Navajo generating stations, respectively recommended installing certain additional pollution control equipment in their respective BART analyses. TEP’s share of the cost for the APS recommended pollution control upgrades at Four Corners is estimated to be $6 million. SRP has initiated the pollution control upgrades at Navajo on a voluntary basis. TEP’s $3 million share of these costs is included in the cost estimates section on Clean Air Act Requirements above.
In August 2009, EPA issued an Advanced Notice of Proposed Rulemaking requesting comment on the cost effectiveness and expected visibility improvements of different levels of air pollution controls at Four Corners and Navajo including Selective Catalytic Reduction (SCR). If SCR is determined by the EPA to be BART, the capital cost impact to TEP is estimated to be $42 million for Four Corners, and $50 million for Navajo. The exact level and cost of pollution control required will not be known until final determinations are made by the regulatory agencies. Under the current proposal, controls would need to be in place no earlier than five years following the final determination.
The Four Corners and Navajo Plant participants’ obligations to comply with the EPA’s BART determinations, coupled with the financial impact of future climate change legislation, other environmental regulations and other business considerations, could jeopardize the economic viability of these plants or the ability of individual participants to meet their obligations and continue their participation in these plants.

Coal Combustion Byproducts
The EPA is expected to issue proposed regulations governing the handling and disposal of coal combustion byproducts (CCBs), such as fly ash. The EPA is evaluating options that include regulation of CCBs under solid waste standards, hazardous waste standards, or a combination of both. A proposed rule is expected during the first quarter of 2010. The financial impact to TEP, if any, cannot be determined at this time.
Ozone National Ambient Air Quality Standard
In January 2010, EPA issued a proposed rule to reduce the National Ambient Air Quality Standard for Ozone. Based on the proposed standard, certain counties in which TEP conducts operations could be in violation of the standard. The financial impact to TEP, if any, cannot be determined at this time.
UNS GAS
SERVICE TERRITORY AND CUSTOMERS
UNS Gas is a gas distribution company serving approximately 146,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in Northern Arizona, as well as Santa Cruz County in Southeast Arizona. These counties comprise approximately 50% of the territory in the state of Arizona, with a population of approximately 700,000. From 2003 to 2007, customer growth in UNS Gas’ service territory averaged 3% per year, compared with zero growth in 2008 and less than 1% growth in 2009 in the number of retail customers. As a result of weak economic conditions and mild weather, the average energy use by retail customers during 2008 and 2009 was below the average levels experienced by UNS Gas in prior periods.
UNS Gas’ customer base is primarily residential. Revenues derived from residential customers were approximately 61% of total revenues in 2009, while sales to other retail customer classes accounted for approximately 28% of total revenues. Approximately 11% of total revenues in 2009 were derived from gas transportation services and a Negotiated Sales Program (NSP). UNS Gas supplies natural gas transportation service to the 600 MW Griffith Power Plant located near Kingman, Arizona, under a 20-year contract which expires in 2021. UNS Gas also supplies natural gas to some of its large transportation customers through an NSP approved by the ACC. One half of the margin earned on these NSP sales is retained by UNS Gas, while the other half benefits retail customers through a credit to the purchased gas adjustor (PGA) mechanism which reduces the gas commodity price.
In 2008, UNS Gas and UNS Electric entered into a 20-year gas transportation agreement and a 20-year natural gas sales agreement, whereby UNS Gas will purchase natural gas for UNS Electric and transport it to BMGS.
GAS SUPPLY AND TRANSMISSION
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
UNS Gas buys most of the gas it distributes from the San Juan Basin in the Four Corners region. The gas is delivered on the El Paso Natural Gas Company (EPNG) and Transwestern Pipeline Company (Transwestern) interstate pipeline systems under firm transportation agreements with combined capacity sufficient to meet UNS Gas’ customers’ demands.
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

UNS Gas signed a separate transportation agreement with Transwestern for transportation capacity rights on the Phoenix Lateral Extension Line. The 15-year agreement began in March 2009, when construction of that pipeline was completed. UNS Gas’ average daily capacity right will be 126,100 therms per day, with an average of 221,900 therms per day in the winter season (November through March).
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
2008 General Rate Case
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
On June 8, 2009, the ACC staff and other intervenors filed testimony in this proceeding. The ACC staff recommended a rate increase of $3.4 million based on an original cost rate base of $178 million and a 10% ROE. Hearings before an administrative law judge concluded in August 2009. UNS Gas expects the ACC to issue a final order in the first half of 2010. UNS Gas cannot predict the outcome of this general rate case proceeding. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Gas, Rates, 2008 General Rate Case Filing, for more information.
ENVIRONMENTAL MATTERS
UNS Gas is subject to environmental regulation of air and water quality, resource extraction, waste disposal and land use by federal, state and local authorities. UNS Gas believes that its facilities are in substantial compliance with all existing regulations. See Item. 1 — Business, TEP, Environmental Matters, for more information.
UNS ELECTRIC
SERVICE TERRITORY AND CUSTOMERS
UNS Electric is an electric transmission and distribution company serving approximately 90,000 retail customers in Mohave and Santa Cruz counties. These counties have a combined population of approximately 240,000. As a result of weak economic conditions, retail customer growth and average energy use by retail customers is below the average levels experienced by UNS Electric in prior periods. From 2003 to 2007, customer growth in UNS Electric’s service territory averaged 3% per year, compared with no change in the average number of retail customers during 2008 and less than 1% growth 2009. UNS Electric’s customer base is primarily residential, with some small commercial and both light and heavy industrial customers. Peak demand for 2009 was 559 MW.

POWER SUPPLY AND TRANSMISSION
Power Supply
In 2008, UNS Electric and UED entered into a Power Purchase and Sales Agreement (PPA) under which UED sells all the output of the 90 MW gas-fired Black Mountain Generating Station (BMGS) to UNS Electric over a five-year term. The PPA is a tolling arrangement in which UNS Electric operates BMGS and assumes all risk of operation and maintenance costs, including fuel. Under the terms of the PPA, UNS Electric pays UED a capacity charge. The costs associated with the PPA are recoverable through UNS Electric’s PPFAC.
UNS Gas and UED have a 20-year gas transportation agreement and a 20-year natural gas sales agreement, whereby UNS Gas will purchase and transport natural gas for UED to BMGS.
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
UNS Electric currently plans to upgrade its existing 115 kV transmission line to 138 kV by the end of 2012 to improve the reliability of service in Santa Cruz County. This upgrade is included in UNS Electric’s current capital expenditures forecast. See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Electric, Liquidity and Capital Resources for more information.
RATES AND REGULATION
UNS Electric is regulated by the ACC with respect to retail electric rates, quality of service, the issuance of securities, and transactions with affiliated parties, and by the FERC with respect to wholesale power contracts and interstate transmission service. In 2007, UNS Electric was granted a FERC tariff to sell power at market based rates. UNS Electric’s retail electric rates include a PPFAC, which allows for UNS Electric to recover the actual costs of its fuel and power purchases.

2009 General Rate Case Filing
In April 2009, UNS Electric filed a rate case application with the ACC, which is summarized below.

Test year — December 31, 2008
Original cost rate base	$176 million
Revenue deficiency	$13.5 million
Total rate increase (over test year revenues)	7.4%
Cost of debt	7.05%
Cost of equity	11.40%
Actual capital structure	46% equity / 54% debt
Weighted average cost of capital	9.04%
Fair Value Rate Base	$265 million
Rate of Return on Fair Value Rate Base	6.88%
The filing also included a proposal to acquire, and put into its rate base, BMGS, the gas-fired facility in UNS Electric’s service territory that is owned by UED. The proposed acquisition and inclusion of BMGS in rate base would not impact the amount of the total rate increase requested by UNS Electric.
On November 6, 2009, the ACC staff and other intervenors filed testimony in this proceeding. The ACC staff recommended a rate increase of $7.5 million based on an original cost rate base of $168 million and a 10% return on equity. A hearing before an ACC administrative law judge concluded in February 2010. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Electric, Factors Affecting Results of Operations, Rates, for more information.
Electric Energy Efficiency Standards
In December 2009, the ACC established a process to adopt new Electric Energy Efficiency Standards (EE Standards) designed to require TEP, UNS Electric and other affected utilities to implement demand-side management (DSM) programs, to the extent that they are cost effective. If the ACC approves EE Standards, they must be certified by the Arizona Attorney General before taking affect. TEP’s DSM programs and customer surcharge to recover the costs incurred to implement these proposed programs are subject to ACC approval.
See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Electric, Factors Affecting Results of Operations, Electric Energy Efficiency Standards, for more information.
Line Extension Policy
As part of the May 2008 ACC order, UNS Electric is required to charge customers for the total cost of line extensions beginning in March 2010. Prior to this ruling by the ACC, a portion of the cost of line extensions was capitalized by UNS Electric and eligible for inclusion in rate base.
ENVIRONMENTAL MATTERS
UNS Electric is subject to environmental regulation of air and water quality, resource extraction, waste disposal and land use by federal, state and local authorities. UNS Electric believes that its facilities are in substantial compliance with all existing regulations and will be in compliance with expected environmental regulations. See Item. 1 — Business, TEP, Environmental Matters, for more information.
Renewable Energy Standard and Tariff
The REST rules require UNS Electric to generate or purchase at least 15% of its total annual retail energy requirements from renewable energy technologies by 2025, with smaller amounts required in earlier years. UNS Electric began implementing its ACC approved REST plan on June 1, 2008. UNS Electric met the REST rules’ 2009 target of generating or purchasing renewable energy for at least 2% of UNS Electric’s total retail energy requirements; UNS Electric expects to meet the 2010 requirement of 2.5%. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Electric, Factors Affecting Results of Operations, Renewable Energy Standard and Tariff, for more information.

Renewable Energy Resources
In February 2010, UNS Electric requested the ACC approve a power purchase agreement that would provide UNS Electric with 11 MW of energy from wind turbine installation near Kingman, Arizona over a 20 year period. The above market cost of power under the agreement would be funded through UNS Electric’s REST surcharge. UNS Electric cannot predict when or if the ACC will approve the agreement. See Renewable Energy Standard and Tariff, above for more information.
OTHER
UED
UED completed construction of the 90 MW BMGS in May 2008. See UNS Electric, Power Supply and Transmission, above for more information regarding BMGS.
Millennium Investments
Through affiliates, Millennium holds investments in unregulated energy and emerging technology companies. At December 31, 2009, Millennium had an investment balance of $10 million, a $7 million cash balance and a $15 million note, which in total represented less than 1% of UniSource Energy’s total consolidated assets. UniSource Energy has ceased making loans or equity contributions to Millennium and has less than $1 million of remaining funding commitments. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Other Non-Reportable Business Segments, Millennium Investments, for more information.
Sabinas
In June 2009, Millennium finalized a sale of its 50% interest in Sabinas. Millennium received an upfront $5 million cash payment in January 2009. Other key terms of the transaction included a three year, 6% interest-bearing, collateralized $15 million note. In June 2009, Millennium recorded a $6 million pre-tax gain on the sale.
EMPLOYEES (As of December 31, 2009)
TEP had 1,358 employees, of which approximately 54% are represented by the International Brotherhood of Electrical Workers (IBEW) Local No. 1116. A collective bargaining agreement between the IBEW and TEP expires in January 2013.
UNS Gas had 197 employees, of which 117 employees were represented by IBEW Local No. 1116 and 6 employees were represented by IBEW Local No. 387. The agreements with the IBEW Local No. 1116 and No. 387 expire in June 2012 and February 2011, respectively.
UNS Electric had 167 employees, of which 29 employees were represented by the IBEW Local No. 387 and 107 employees were represented by the IBEW Local No. 769. The existing agreement with the IBEW Local No. 387 and No. 769 expire in February 2011 and August 2010, respectively.
Southwest Energy Solutions, a wholly-owned subsidiary of Millennium, had 254 employees, of which approximately 95% are represented by unions. Of the employees represented by unions, 226 are represented by IBEW Local No. 1116 and 15 by IBEW Local No. 570; these agreements expire on February 2, 2012, and May 31, 2012, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANTS
Executive Officers — UniSource Energy
Executive Officers of UniSource Energy, who are elected annually by UniSource Energy’s Board of Directors, are as follows:

			Executive Officer
Name	Age	Position(s) Held	Since
Paul J. Bonavia	58	Chairman, President and Chief Executive Officer	2009
Michael J. DeConcini	45	Senior Vice President and Chief Operating Officer, Transmission and Distribution	1999
Raymond S. Heyman	54	Senior Vice President and General Counsel	2005
Kevin P. Larson	53	Senior Vice President, Chief Financial Officer and Treasurer	2000
Philip Dion III	41	Vice President, Legal and Environmental Services	2008
Kentton C. Grant	51	Vice President, Finance and Rates	2007
Arie Hoekstra	62	Vice President, Generation	2007
David G. Hutchens	43	Vice President, Energy Efficiency and Resource Planning	2007
Karen G. Kissinger	55	Vice President, Controller and Chief Compliance Officer	1998
Steven W. Lynn	63	Vice President, Communications and Government Relations	2003
Thomas A. McKenna	61	Vice President, Engineering	2007
Catherine E. Ries	50	Vice President, Human Resources	2007
Herlinda H. Kennedy	48	Corporate Secretary	2006

Paul J. Bonavia	Mr. Bonavia became Chairman, President and Chief Executive Officer of UniSource Energy and TEP in January 2009. Prior to joining UniSource Energy and TEP, Mr. Bonavia served as President of the Utilities Group of Xcel Energy. Mr. Bonavia previously served as President of Xcel Energy’s Commercial Enterprises business unit and President of the company’s Energy Markets unit.

Michael J. DeConcini	Mr. DeConcini joined TEP in 1988 and was elected Senior Vice President and Chief Operating Officer of the Energy Resources business unit of TEP, effective January 1, 2003. In August 2006, he was named Senior Vice President and Chief Operating Officer, Transmission and Distribution. In May 2009, he was named Senior Vice President and Chief Operating Officer.

Raymond S. Heyman	Mr. Heyman was elected to the position of Senior Vice President and General Counsel of TEP and UniSource Energy in September 2005. Prior to joining UniSource Energy and TEP, Mr. Heyman was a member of the Phoenix, Arizona law firm Roshka, Heyman & DeWulf, PLC.

Kevin P. Larson	Mr. Larson joined TEP in 1985 and thereafter held various positions in its finance department and at TEP’s investment subsidiaries. He was elected Treasurer of TEP in August 1994 and Vice President in March 1997. In October 2000, he was elected Vice President and Chief Financial Officer of both UniSource Energy and TEP and serves as Treasurer of both organizations. He was named Senior Vice President in September 2005.

Philip Dion III	Mr. Dion was named Vice President of Legal and Environmental Services at UniSource Energy and TEP in February 2008. Prior to joining TEP, Mr. Dion was chief of staff and chief legal advisor to Commissioner Marc Spitzer of the Federal Energy Regulatory Commission. Mr. Dion previously worked in various roles at the ACC, including as an administrative law judge and as an advisor to Mr. Spitzer, prior to his appointment to FERC.

Kentton C. Grant	Mr. Grant joined TEP in 1995. In January 2007, Mr. Grant was elected Vice President of Finance and Rates at UniSource Energy and TEP.

Arie Hoekstra	Mr. Hoekstra joined TEP in 1979. In January 2007, Mr. Hoekstra was elected Vice President of Generation at UniSource Energy and TEP.

David G. Hutchens	Mr. Hutchens joined TEP in 1995. In May 2009, Mr. Hutchens was named Vice President of Energy Efficiency and Resource Planning. In January 2007, Mr. Hutchens was elected Vice President of Wholesale Marketing at UniSource Energy and TEP, and Vice President of UNS Gas.

Karen G. Kissinger	Ms. Kissinger joined TEP as Vice President and Controller in January 1991. She was named Vice President, Controller and Principal Accounting Officer of UniSource Energy in January 1998. She has served as Chief Compliance Officer of UniSource Energy and TEP since 2003.

Steven W. Lynn	Mr. Lynn joined TEP in 2000. In January 2003, he was elected Vice President of Communications and Government Relations at UniSource Energy and TEP.

Thomas A. McKenna	Mr. McKenna joined Nations Energy Corporation (a wholly-owned subsidiary of Millennium) in 1998. In May 2009, Mr. McKenna was named Vice President of UNS Gas. This is in addition to his position as Vice President of Engineering at UniSource Energy and TEP, and Vice President of UNS Electric, to which he was elected in January 2007.

Catherine E. Ries	Ms. Ries joined UniSource Energy and TEP in June 2007 as Vice President of Human Resources. Prior to joining UniSource Energy and TEP, Ms. Ries worked for Clopay Building Products, a division of Griffon Corporation, from 2000 to 2007 and held the position of Vice President of Human Resources prior to joining UniSource Energy and TEP.

Herlinda H. Kennedy	Ms. Kennedy joined TEP in 1980. Ms. Kennedy was named assistant Corporate Secretary of TEP and UniSource Energy in 1999 and was elected Corporate Secretary of UniSource Energy and TEP in September 2006.
Executive Officers — TEP
The executive officers of TEP are the same as UniSource Energy. See Executive Officers — UniSource Energy, above, for a listing and description of TEP’s executive officers.
SEC REPORTS AVAILABLE ON UNISOURCE ENERGY’S WEBSITE
UniSource Energy and TEP make available their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after they electronically file them with, or furnish them to, the Securities and Exchange Commission (SEC). These reports are available free of charge through UniSource Energy’s website address: http://www.uns.com. A link from UniSource Energy’s website to these SEC reports is accessible as follows: At the UniSource Energy main page, select Investors from the menu shown at the top of the page; next select SEC filings from the menu shown on the Investor Relations page. UniSource Energy’s code of ethics, and any amendments made to the code of ethics, is also available on UniSource Energy’s website.
Information contained at UniSource Energy’s website is not part of any report filed with the SEC by UniSource Energy or TEP.
ITEM 1A. — RISK FACTORS
The business and financial results of UniSource Energy and TEP are subject to a number of risks and uncertainties, including those set forth below and in other documents we file with the SEC. These risks and uncertainties fall primarily into five major categories: revenues, regulatory, financial, environmental and operational.
REVENUES
National and local economic conditions can have a significant impact on the results of operations, net income and cash flows at TEP, UNS Gas and UNS Electric.
Economic conditions have contributed significantly to a reduction in TEP’s retail customer growth and lower energy usage by the company’s residential, commercial and industrial customers. From 2003 to 2007, customer growth in TEP’s service territory averaged approximately 2% per year. In 2008 and 2009, as economic conditions worsened, TEP’s average retail customer base grew by less than 1%. In 2009, total retail kWh sales were 1.4% below 2008 levels. TEP estimates that a 1% decrease in annual retail sales could reduce pre-tax net income and pre-tax cash flows by approximately $6 million.

Similar impacts were felt at UNS Gas and UNS Electric. The retail customer bases at both companies did not grow during 2008 or 2009 compared with average annual growth rates of 3 to 4% from 2003 to 2007. We estimate that a 1% decrease in annual retail sales at UNS Gas and UNS Electric could reduce pre-tax net income and pre-tax cash flows by less than $1 million.
TEP’s base rates are frozen through December 31, 2012, which could limit our ability to cope with the impact of risks and uncertainties and negatively affect TEP’s results of operations, net income and cash flows.
Under the terms of the 2008 TEP rate order, TEP is prohibited from submitting a base rate application before June 30, 2012 and new rates cannot go into effect prior to December 31, 2012. If the cost of serving TEP’s customers rises more quickly than the revenues collected from customers, TEP’s results of operations, net income and cash flows could be negatively impacted.
New technological developments and increasing use of more energy efficient products may have a significant impact on retail sales, which could negatively impact UniSource Energy’s results of operations, net income and cash flows.
Heightened awareness of energy costs and general public support for energy efficiency has increased demand for products intended to reduce consumers’ use of electricity. TEP and UNS Electric also are promoting Demand Side Management programs designed to help customers reduce their energy use, and these efforts may increase significantly under new energy efficiency rules given preliminary approval in 2009 by the ACC. Unless the ACC makes specific provision for the recovery of usage-based revenues lost to these energy efficiency programs, the reduced retail sales that would result from the success of these efforts would negatively impact the results of operations, net income and cash flows of TEP and UNS Electric.
The revenues, results of operations and cash flows of TEP, UNS Gas and UNS Electric are seasonal, and are subject to weather conditions and customer usage patterns, beyond the companies’ control.
TEP typically earns the majority of its operating revenue and net income in the third quarter because retail customers increase their air conditioning usage during Tucson’s hot summer weather. Conversely, TEP’s first quarter net income is typically limited by relatively mild winter weather in its retail service territory. UNS Electric’s earnings follow a similar pattern, while UNS Gas’ sales peak in the winter during home heating season. Cool summers or warm winters may affect customer usage at all three companies, adversely affecting operating revenues, cash flows and net income by reducing sales.
REGULATORY
TEP, UNS Gas and UNS Electric are subject to regulation by the ACC, which sets the companies’ retail rates and oversees many aspects of their business in ways that could negatively affect the companies’ results of operations, net income and cash flows.
The ACC is a constitutionally created body composed of five elected commissioners. Commissioners are elected state-wide for staggered four-year terms and are limited to serving a total of two terms. As a result, the composition of the commission, and therefore its policies, are subject to change every two years.
The ACC is charged with setting retail electric and gas rates that provide utility companies with an opportunity to recover their costs of service and earn a reasonable rate of return. The decisions these elected officials make on such matters impact the net income and cash flows of TEP, UNS Gas and UNS Electric.
Changes in federal energy regulation may negatively affect TEP, UNS Gas and UNS Electric’s results of operations, net income and cash flows.
TEP, UNS Gas and UNS Electric are subject to comprehensive and changing governmental regulation at the federal level that continues to change the structure of the electric and gas utility industries and the ways in which these industries are regulated. UniSource Energy’s electric utility subsidiaries are subject to regulation by the FERC. The FERC has jurisdiction over rates for electric transmission in interstate commerce and rates for wholesale sales of electric power, including terms and prices of transmission services and sales of electricity at wholesale prices.

FINANCIAL
Financial market disruptions and volatility may increase our financing costs, limit our access to the credit markets and increase our pension funding obligations, which may adversely affect our liquidity and our ability to carry out our financial strategy.
We rely on access to the bank markets and capital markets as a significant source of liquidity and for capital requirements not satisfied by the cash flow from our operations. Market disruptions such as those recently experienced in the United States and abroad may increase our cost of borrowing or adversely affect our ability to access sources of liquidity needed to finance our operations and satisfy our obligations as they become due. These disruptions may include turmoil in the financial services industry, including substantial uncertainty surrounding particular lending institutions and counterparties we do business with, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in our utility service territories. If we are unable to access credit at competitive rates, or if our borrowing costs dramatically increase, our ability to finance our operations, meet our short-term obligations and execute our financial strategy could be adversely affected.
Changing market conditions could negatively affect the market value of assets held in our pension and other postretirement pension plans and may increase the amount and accelerate the timing of required future funding contributions.
Financial market disruptions and volatility may increase our financing costs and adversely affect our ability to refinance debt obligations and credit agreements totaling $671 million that expire or come due in 2011 at UniSource Energy, TEP, UNS Gas and UNS Electric.
UniSource Energy, TEP, UNS Gas and UNS Electric are each party to a revolving credit agreement with a group of lenders. We rely on these agreements for working capital requirements not provided by cash flow from our operations. We cannot be assured that there will be sufficient lender interest and capacity to refinance these facilities prior to their expiration dates. The following credit agreements and debt obligations mature in August 2011:

Description	Amount
UniSource Energy Credit Agreement	$70 million revolving credit facility
TEP Credit Agreement	$491 million, consisting of a $341 million letter of credit facility and a $150 million revolving credit facility
UNS Gas/UNS Electric Revolver	$60 million revolving credit facility
UNS Gas Senior Unsecured Notes	$50 million
UniSource Energy, TEP, UNS Gas and UNS Electric could have difficulty obtaining funding under their respective revolving credit facilities when required if lenders in the bank group file for bankruptcy or refuse to fund when requested. If sufficient liquidity is not available to meet short-term working capital needs, if we are unable pay off or refinance our debt obligations or if borrowing costs dramatically increase, UniSource Energy, TEP, UNS Gas and UNS Electric’s results of operations, net income and cash flows could be negatively impacted.
Regulatory rules and other restrictions limit the ability of TEP, UNS Gas and UNS Electric to make distributions to UniSource Energy.
As a holding company, UniSource Energy is dependent on the earnings and distributions of funds from its subsidiaries to service its debt and pay dividends to shareholders.

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
The UniSource Energy and TEP credit and reimbursement agreements include a minimum cash flow to interest coverage ratio and a maximum leverage ratio. The leverage ratios are calculated as the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. The ability to comply with these covenants could be adversely impacted by lower customer growth rates or sales during an economic downturn. In the event that we seek to renegotiate these provisions to provide additional flexibility, we may need to pay fees or increased interest rates on borrowings as a condition to any amendments or waivers.
UniSource Energy’s net income and cash flows can be adversely affected by rising interest rates.
As of February 23, 2010, TEP had $329 million of tax-exempt variable rate debt obligations. The interest rates on these debt obligations are set weekly with a maximum interest rate of 20%. The average weekly interest rate ranged from 0.25% to 0.79% in 2009. A 1% increase in the average interest rates on this debt, over a twelve month period, would result in an increase in interest expense by approximately $3 million.
UniSource Energy, TEP, UNS Gas and UNS Electric also are subject to risk resulting from changes in the interest rate on their borrowings under revolving credit facilities. Revolving credit borrowings may be made on a spread over LIBOR or an Alternate Base Rate. Each of these agreements is a committed facility and expires in August 2011.
If capital market conditions result in rising interest rates, the resulting increase in the cost of variable rate borrowings would negatively impact UniSource Energy, TEP, UNS Gas and UNS Electric results of operations, net income and cash flows.
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
The maximum amount TEP may use under its revolving credit facility is $150 million. As of February 23, 2010, TEP had $99 million available to borrow under its revolving credit facility. The maximum amount UNS Gas or UNS Electric may use under their revolving credit facility is $45 million, so long as the combined amount does not exceed $60 million. As of February 23, 2010, UNS Gas and UNS Electric had $45 million and $33 million, respectively, to borrow under their revolving credit facility. From time to time, TEP, UNS Gas and UNS Electric use their respective revolving credit facilities to post collateral. If additional collateral is required, it may negatively impact TEP, UNS Gas and/or UNS Electric’s ability to fund their capital requirements. As of December 31, 2009, TEP, UNS Gas and UNS Electric had posted $1 million, $2 million, and $11 million, respectively, with counterparties.

UniSource Energy and its subsidiaries have substantial debt which could adversely affect their business and results of operations.
UniSource Energy has no operations of its own and derives all of its revenues and cash flow from its subsidiaries. At December 31, 2009, the ratio of total debt (including capital lease obligations net of investments in lease debt) to total capitalization for UniSource Energy and its subsidiaries was 70%. This substantial debt level:
•	requires UniSource Energy and its subsidiaries to dedicate a substantial portion of their cash flow to pay principal and interest on their debt, which could reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes; and

•	could limit UniSource Energy and its subsidiaries’ ability to borrow additional amounts for working capital, capital expenditures, acquisitions, dividends, debt service requirements, execution of its business strategy or other purposes.
The cost of renewing leases or purchasing TEP’s leased assets, or the cost of procuring alternate sources of generation or purchased power, could adversely affect TEP’s results of operations, net income and cash flows.
TEP, under separate sale and leaseback arrangements, leases the following generation facilities:

Leased Asset	Expiration	Renewal/Purchase Option
Springerville Unit 1	2015	Fair market value purchase option
Springerville Coal Handling Facilities	2015	Fixed price purchase option of $120 million
Springerville Common Facilities	2017 & 2021	Fixed price purchase option of $106 million
Sundt Unit 4	2011	Agreement to purchase equity entered into January 2010
TEP may renew the leases or purchase the assets when the leases expire at various times between 2011 and 2021. The renewal and purchase options for Springerville Unit 1 are generally for fair market value as determined at that time, whereas fixed purchase price options exist for the coal handling and common facilities leases. Upon expiration of the coal handling and common facilities leases (whether at the end of the initial term or any renewal term), TEP has the obligation under agreements with the Springerville Units 3 and 4 owners to purchase such facilities, and each of the owners of Springerville Units 3 and 4 has the obligation to purchase or continue renting from TEP at 14% and 17% interest, respectively, in these facilities.
ENVIRONMENTAL
UniSource Energy’s utility subsidiaries are subject to numerous environmental laws and regulations that may increase their cost of operations or expose them to environmentally-related litigation and liabilities.
UniSource Energy’s utility subsidiaries are subject to numerous federal, state and local environmental laws and regulations affecting present and future operations, including rules regarding air emissions, water quality, wastewater discharges, solid waste and hazardous waste. Many of these regulations arise from TEP’s reliance on coal as its primary fuel for energy generation.
These laws and regulations can contribute to higher capital, operating and other costs, particularly with regard to enforcement efforts focused on existing power plants and compliance plans with regard to new and existing power plants. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, authorizations and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations. Failure to comply with applicable laws and regulations might result in the imposition of fines and penalties by regulatory authorities. We cannot provide assurance that existing environmental laws and regulations will not be revised or that new environmental laws and regulations will not be adopted or become applicable to us. Increased compliance costs or additional operating restrictions from revised or additional regulation could have an adverse effect on our results of operations, particularly if those costs are not fully recoverable from our ratepayers.
TEP also is contractually obligated to pay a portion of the environmental reclamation costs incurred at generating stations in which it has a minority interest and may be obliged to pay similar costs at the mines that supply these generating stations. While TEP has recorded the portion of its costs that can be determined at this time, the total costs for final reclamation at these sites are unknown and could be substantial.

New federal regulations to limit greenhouse gas emissions could increase TEP’s cost of operations and result in a change in the composition of TEP’s coal-dominated generating fleet.
Based on the finding by the EPA in December 2009 stating that greenhouse gases endanger public health and welfare, the agency is in the process of developing regulations limiting greenhouse gas emissions. In addition, there are proposals and ongoing studies at the state, federal and international levels to address global climate change that could also result in the regulation of carbon dioxide (CO2) and other greenhouse gases. Any future regulatory actions taken to address global climate change represent a business risk to our operations. In 2009, 69% of TEP’s total energy resources came from its coal-fueled generating facilities. Reductions in CO2 emissions to the levels specified by some proposals could be materially adverse to our financial position or results of operations if associated costs of control or limitation cannot be recovered from customers. Any future legislation or regulation addressing climate change could produce a number of other results including additional costs to fund energy efficiency activities, costly modifications to, or reexamination of the economic viability of, our existing coal plants or changes in the overall fuel mix of our generating fleet. The impact of legislation or regulation to address global climate change would depend on the specific legislation or regulation enacted and cannot be determined at this time.
UniSource Energy could be subject to physical risks associated with climate change.
Climate change may cause physical risks, including an increase in sea level, intensified storms, water scarcity and changes in weather conditions, such as changes in precipitation, average temperatures and extreme weather conditions. A significant portion of the nation’s oil and gas infrastructure is located in areas susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes.
These and other physical changes could result in changes in customer demand, increased costs associated with repairing and maintaining generation facilities and transmission and distribution systems resulting in increased maintenance and capital costs (and potential increased financing needs), limits on the company’s ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction. Also, to the extent that climate change adversely impacts the economic health of a region, it may adversely impact customer demand and revenues. Such physical risks could have an adverse effect on our financial condition, results of operations and liquidity.
OPERATIONAL
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
The operation of electric transmission and distribution systems involves a risk of significant unplanned outages that could adversely affect TEP and UNS Electric’s businesses, results of operations, net income and cash flows.
The operation of electric transmission and distribution systems involves certain risks, including equipment failure and damage caused by storms, fires or other hazards. Unplanned outages occur from time to time and are an inherent risk of our business. If TEP or UNS Electric’s transmission and distribution systems experience a significant failure, TEP or UNS Electric could be adversely affected

TEP could be subject to penalties as a result of mandatory reliability standards.
As a result of the Energy Policy Act of 2005, owners and operators of bulk power transmission systems, including TEP, are subject to mandatory reliability standards that are developed and enforced by NERC, subject to the oversight of FERC. If we fail to comply with the mandatory reliability standards we could be subject to sanctions, including substantial monetary penalties.
UNS Electric may not be able to secure sufficient energy resources to serve its retail customers.
UNS Electric owns 68 MW of peaking generation resources and is purchasing the output of the 90 MW BMGS from UED through a PPA that extends through May 2013. UNS Electric also relies on short and intermediate term purchased power contracts to meet its retail energy demand. In 2009, UNS Electric’s peak retail demand was 559 MW. UNS Electric procures its projected retail peak demand requirements prior to the start of the summer season. In addition to its owned resources and PPA with UED, UNS Electric has acquired other contract capacity to satisfy 90% and 60% of its projected summer peak demand for 2010 and 2011, respectively. However, UNS Electric cannot predict whether it will be able to obtain sufficient resources to meet its retail energy demand for 2010 and beyond. UNS Electric’s cash flows and net income could be negatively impacted if UNS Electric is unable to secure adequate energy resources to sell to its retail customers.
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
In 2001, TEP entered into an agreement to build an approximately 60-mile transmission line from Tucson to Nogales, Arizona, in response to an order from the ACC to improve reliability to UNS Electric’s retail customers in Nogales. Required regulatory approvals have delayed the construction of the transmission line, and in 2005, the ACC initiated proceedings to review the status of service in Nogales and need for the 345-kV line. After a hearing on the issue in February 2006, the ACC directed the ALJ to amend the recommendation to direct the Arizona Power Plant and Transmission Line Siting Committee to gather facts related to options for improving service reliability in Santa Cruz County. If all regulatory approvals are received and the project moves forward, the future costs to construct the transmission line from Tucson to Nogales are expected to be $120 million. If TEP is required to build the transmission line, it may negatively impact TEP’s ability to internally fund substantially all of its capital requirements.
If TEP does not receive required approvals or if the project is abandoned, TEP may be required to expense a portion of the $11 million it has incurred through December 31, 2009, in land acquisition, engineering and environmental expenses. In such an event, TEP or UNS Electric may be required to make additional expenditures to improve reliability. In the event TEP or UNS Electric are unable to recover such expenditures, their results of operations and net income could be adversely affected.
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
As of December 31, 2009, TEP owned or participated in an overhead electric transmission and distribution system consisting of:
•	512 circuit-miles of 500-kV lines;
•	1,087 circuit-miles of 345-kV lines;
•	369 circuit-miles of 138-kV lines;
•	477 circuit-miles of 46-kV lines; and
•	2,622 circuit-miles of lower voltage primary lines.
The underground electric distribution system is comprised of 4,341 cable-miles. TEP owns approximately 76% of the poles on which the lower voltage lines are located. Electric substation capacity consisted of 102 substations with a total installed transformer capacity of 13,170,650 kilovolt amperes.
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
See Note 6 of Notes to Consolidated Financial Statements, Debt, Credit Facilities, and Capital Lease Obligations and Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Liquidity and Capital Resources, Contractual Obligations, for additional information on TEP’s capital lease obligations.
UES PROPERTIES
UNS Gas
As of December 31, 2009, UNS Gas’ transmission and distribution system consisted of approximately 58 miles of steel transmission mains, 4,173 miles of steel and plastic distribution mains, and 135,920 customer service lines.
UNS Electric
As of December 31, 2009, UNS Electric’s transmission and distribution system consisted of approximately 56 circuit-miles of 115-kV transmission lines, 264 circuit-miles of 69-kV transmission lines, and 3,581 circuit-miles of underground and overhead distribution lines. UNS Electric also owns 39 substations having a total installed capacity of 1,768,050 kilovolt amperes and the 65 MW Valencia plant.
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
UED PROPERTIES
As of December 31, 2009, UED owned a 90 MW gas-fired generation facility in Kingman, Arizona, known as BMGS, that was completed in May 2008. BMGS is located on property that is owned by UNS Electric and currently leased to UED. BMGS is subject to a lien to secure UED’s obligations under its term loan facility.
ITEM 3. — LEGAL PROCEEDINGS
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

Sierra Club San Juan Allegations
In December 2009, the Sierra Club sent TEP, the other owners of the San Juan Generating Station (SJGS), and San Juan Coal Company (SJCC), a Notice of Intent to Sue (RCRA Notice) under the Resource Conservation and Recovery Act (RCRA). The RCRA Notice alleges that certain activities at SJGS and the San Juan mine associated with the treatment, storage and disposal of coal and coal combustion by-products (CCBs) are causing imminent and substantial harm to the environment and that placement of CCBs at the mine constitute “open dumping” in violation of RCRA. Additionally, TEP has been informed that the Sierra Club sent SJCC a separate Notice of Intent to Sue (SMCRA Notice) under the Surface Mine Control and Reclamation Act (SMCRA) in December 2009. The SMCRA Notice similarly alleges damage to the environment due to activities at the San Juan mine, including the placement of CCBs from SJGS in the surface pits at the mine. Both Notices state Sierra Club’s intent to file citizens’ suits to pursue these claims upon expiration of the RCRA and SMRCA statutory notice periods. If suits are filed, potential remedies include the imposition of civil penalties and injunctive relief. TEP and Public Service Company of New Mexico, the SJGS operator, plan an aggressive defense of the RCRA claims. TEP cannot predict the outcome of these matters at this time.
See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Operations, for litigation related to ACC orders and retail competition.
In addition, see legal proceedings described in Note 4 of Notes to Consolidated Financial Statements, Commitments and Contingencies.
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
PART II
ITEM 5. — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY
Stock Trading
UniSource Energy’s Common Stock is traded under the ticker symbol UNS and is listed on the New York Stock Exchange. On February 23, 2010, the closing price was $31.37, with 9,375 shareholders of record.
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
See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Liquidity and Capital Resources, Dividends on Common Stock.

Common Stock Dividends and Price Ranges

	2009			2008
	Market Price per			Market Price per
	Share of Common			Share of Common
	Stock (1)		Dividends	Stock (1)		Dividends
Quarter:	High	Low	Declared	High	Low	Declared

First	$29.97	$22.76	$0.29	$32.18	$21.35	$0.24
Second	28.76	24.78	0.29	34.49	22.33	0.24
Third	31.11	25.96	0.29	33.42	28.10	0.24
Fourth	33.11	28.04	0.29	29.67	20.91	0.24

Total			$1.16			$0.96

(1)	UniSource Energy’s Common Stock price as reported by the New York Stock Exchange.
On February 12, 2010, UniSource Energy declared a cash dividend of $0.39 per share on its Common Stock. The dividend will be paid March 8, 2010 to shareholders of record at the close of business February 23, 2010.
TEP’s common stock is wholly-owned by UniSource Energy and is not listed for trading on any stock exchange. TEP declared and paid cash dividends to UniSource Energy of $60 million in 2009, $3 million in 2008, and $53 million in 2007.
Convertible Senior Notes
In 2005, UniSource Energy issued $150 million of 4.50% Convertible Senior Notes due 2035. Each $1,000 of Convertible Senior Notes is convertible into 27.427 shares of our Common Stock at any time, representing a conversion price of approximately $36.46 per share of our Common Stock, subject to adjustment in certain circumstances. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Liquidity and Capital Resources, Executive Overview, UniSource Energy Consolidated Cash Flows, Financing Activities.
Issuer Purchases of Common Equity
UniSource Energy did not purchase any of its Common Stock during 2009, 2008 or 2007.

ITEM 6. — SELECTED CONSOLIDATED FINANCIAL DATA
UniSource Energy

	2009	2008	2007	2006	2005
	- In Thousands -
	(except per share data)
Summary of Operations
Operating Revenues	$1,394,424	$1,397,511	$1,381,373	$1,308,141	$1,224,056
Income Before Discontinued Operations and Accounting Change	$104,258	$14,021	$58,373	$69,243	$52,253
Net Income (1)	$104,258	$14,021	$58,373	$67,447	$46,144

Basic Earnings per Share:
Before Discontinued Operations & Accounting Change	$2.91	$0.39	$1.64	$1.96	$1.51
Net Income	$2.91	$0.39	$1.64	$1.91	$1.33

Diluted Earnings per Share:
Before Discontinued Operations & Accounting Change	$2.69	$0.39	$1.57	$1.85	$1.44
Net Income	$2.69	$0.39	$1.57	$1.80	$1.28

Shares of Common Stock Outstanding
Average	35,858	35,632	35,486	35,264	34,798
End of Year	35,851	35,458	35,315	35,190	34,874

Year-end Book Value per Share	$20.94	$19.16	$19.54	$18.59	$17.69
Cash Dividends Declared per Share	$1.16	$0.96	$0.90	$0.84	$0.76

Financial Position
Total Utility Plant — Net	$2,785,714	$2,617,693	$2,407,295	$2,259,620	$2,171,461
Investments in Lease Debt and Equity	132,168	126,672	152,544	181,222	156,301
Other Investments and Other Property	60,239	64,096	70,677	66,194	58,468
Total Assets	$3,601,242	$3,509,567	$3,185,716	$3,187,409	$3,180,211

Long-Term Debt	$1,307,795	$1,313,615	$993,870	$1,171,170	$1,212,420
Non-Current Capital Lease Obligations	488,349	513,517	530,973	588,771	665,737
Common Stock Equity	750,865	679,274	690,075	654,149	616,741

Total Capitalization	$2,547,009	$2,506,406	$2,214,918	$2,414,090	$2,494,898

Selected Cash Flow Data
Net Cash Flows From Operating Activities	$347,310	$277,011	$322,766	$282,659	$273,883

Capital Expenditures	$(287,104)	$(357,324)	$(245,366)	$(238,261)	$(203,362)
Other Investing Cash Flows (2)	(9,540)	(95,493)	27,961	(7,820)	32,794

Net Cash Flows From Investing Activities	$(296,644)	$(452,817)	$(217,405)	$(246,081)	$(170,568)

Net Cash Flows From Financing Activities	$(28,916)	$140,605	$(119,229)	$(77,016)	$(112,664)

Ratio of Earnings to Fixed Charges (3)	2.47	1.24	1.68	1.73	1.55

(1)	Net Income includes an after-tax loss for discontinued operations of $2 million in 2006, and $5 million in 2005. Net income includes an after-tax loss of $0.6 million for the Cumulative Effect of Accounting Change from the implementation of asset retirement accounting in 2005.

((2)	Other Investing Cash Flows in 2008 includes the $133 million deposit to Trustee for Repayment of Collateral Trust Bond.

(3)	For purposes of this computation, earnings are defined as pre-tax earnings from continuing operations before minority interest, or income/loss from equity method investments, plus interest expense, and amortization of debt discount and expense related to indebtedness. Fixed charges are interest expense, including amortization of debt discount and expense on indebtedness.
See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
TEP

	2009	2008	2007	2006	2005
	-Thousands of Dollars-
Summary of Operations
Operating Revenues	$1,096,711	$1,079,253	$1,070,503	$988,994	$937,470
Income Before Accounting Change	89,248	4,363	53,456	66,745	48,893
Net Income (1)	$89,248	$4,363	$53,456	$66,745	$48,267

Financial Position
Total Utility Plant — Net	$2,261,325	$2,120,619	$1,957,506	$1,887,387	$1,866,622
Investments in Lease Debt and Equity	132,168	126,672	152,544	181,222	156,301
Other Investments and Other Property	31,813	31,291	35,460	30,161	27,013
Total Assets	$2,914,299	$2,841,771	$2,573,036	$2,623,063	$2,617,219

Long-Term Debt	$903,615	$903,615	$682,870	$821,170	$821,170
Non-Current Capital Lease Obligations	488,311	513,370	530,714	588,424	665,299
Common Stock Equity	643,144	583,606	577,349	554,714	558,646

Total Capitalization	$2,035,070	$2,000,591	$1,790,933	$1,964,308	$2,045,115

Selected Cash Flow Data
Net Cash Flows From Operating Activities	$268,064	$268,706	$264,112	$227,228	$243,013

Capital Expenditures	$(235,485)	$(294,940)	$(162,539)	$(156,180)	$(149,906)
Other Investing Cash Flows(2)	(14,116)	(95,814)	25,414	(25,786)	21,001

Net Cash Flows From Investing Activities	$(249,601)	$(390,754)	$(137,125)	$(181,966)	$(128,905)

Net Cash Flows From Financing Activities	$(29,320)	$128,713	$(120,088)	$(78,984)	$(173,882)

Ratio of Earnings to Fixed Charges (3)	2.58	1.13	1.75	1.84	1.60

(1)	Net Income includes an after-tax loss of $0.6 million for the Cumulative Effect of Accounting Change from the implementation of asset retirement accounting in 2005.

(2)	Other Investing Cash Flows in 2008 includes the $133 million deposit to Trustee for Repayment of Collateral Trust Bonds.

(3)	For purposes of this computation, earnings are defined as pre-tax earnings from continuing operations before minority interest, or income/loss from equity method investments, plus interest expense and amortization of debt discount and expense related to indebtedness. Fixed charges are interest expense, including amortization of debt discount and expense on indebtedness.

Note:	Disclosure of earnings per share information for TEP is not presented as the common stock of TEP is not publicly traded.
See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:
•	outlook and strategies,
•	operating results during 2009 compared with 2008, and 2008 compared with 2007,
•	factors which affect our results and outlook,
•	liquidity, capital needs, capital resources, and contractual obligations,
•	dividends, and
•	critical accounting policies.
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
At December 31, 2009, the investment in Millennium represented 1% of UniSource Energy’s total assets.
UNISOURCE ENERGY CONSOLIDATED
OUTLOOK AND STRATEGIES
Our financial prospects and outlook for the next few years will be affected by many factors including: TEP’s 2008 Rate Order that freezes base rates through 2012, the recent national and regional economic downturn, the financial market disruptions and volatility, potential regulations impacting greenhouse gas emissions and other regulatory factors. Our plans and strategies include the following:
•	Develop strategic responses to potential new legislation on carbon emissions, including the evaluation of TEP’s existing mix of generation resources, and define steps to achieve environmental objectives that provide an appropriate return on investment and are consistent with earnings growth;
•	Obtain ACC approval of rate increases for UNS Gas and UNS Electric to provide adequate revenues to cover the rising cost of providing reliable and safe service to their customers;
•	Expand TEP and UNS Electric’s transmission system to meet increasing loads and provide access to renewable energy resources;
•	Expand TEP and UNS Electric’s portfolio of renewable energy sources and programs to meet Arizona’s renewable energy standards;
•	Create future ownership opportunities for renewable energy projects; and
•	Ensure UniSource Energy continues to have adequate liquidity by maintaining sufficient lines of credit and regularly reviewing and adjusting UniSource Energy’s short-term investment strategies in response to market conditions.

Economic Conditions
Sales and Revenues
As a result of general economic conditions, retail customer growth and energy usage by residential and commercial customers at UniSource Energy’s utility subsidiaries is below the average levels experienced in prior periods. From 2003 to 2007, the growth in number of customers in UniSource Energy’s utility service territories averaged 2% per year for TEP, and 3% per year for UNS Gas and UNS Electric. During 2008 and 2009, UniSource Energy’s results were impacted by slower retail customer growth and lower energy consumption.
TEP and UES experienced retail customer growth of less than 1% during 2009. TEP’s total retail kWh sales decreased by 1.4% in 2008 compared with 2007. This was the first year-over-year decrease in TEP’s retail kWh sales since 2002. In 2009, TEP’s kWh sales declined by 1.4% over the prior year’s levels. This compares with average annual increases in retail kWh sales of 4% from 2003 to 2007. We did not experience a significant increase in uncollectible accounts at TEP, UNS Gas or UNS Electric in 2008 or 2009.
UniSource Energy’s future results of operations may continue to be impacted by weak economic conditions. We cannot predict if the customer growth rate or sales volumes will return to historic levels. We expect TEP’s customer base to grow at a rate of less than 1% in 2010 and approximately 1% in 2011. UES’ customer base is expected to grow at a rate of less than 1% in 2010 and 2011.
Financial Markets
To date, UniSource Energy and its subsidiaries have not been materially impacted by volatility and disruptions in the financial markets. Our banking relationships remain stable. UniSource Energy and its subsidiaries have access to $280 million of revolving credit facilities, of which $202 million was unused as of February 23, 2010, which we believe is sufficient to meet current operating, capital and financing needs. UniSource Energy, TEP, UNS Gas and UNS Electric have not experienced, nor do they expect to experience, any difficulties obtaining funding under their respective revolving credit facilities. None of these credit facilities have any bankrupt financial institutions as lenders, and no lenders in the bank groups have refused to fund when requested.
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
As of February 23, 2010, TEP, UNS Electric and UNS Gas did not have any material power or gas trading exposure to financially distressed counterparties. We cannot predict whether in the future our financial condition or results of operations will be impacted by current economic conditions or liquidity concerns in the financial markets. See Liquidity and Capital Resources, below.
Pension and Post-Retirement Benefits
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

The pension assets are invested in a diversified portfolio of domestic and international equity securities, fixed income securities, real estate and alternative investments. As of December 31, 2009, the total value of the pension assets was approximately $184 million, compared with $135 million as of December 31, 2008. Our accumulated benefit obligation at December 31, 2009 and at December 31, 2008 was $210 million and $198 million, respectively. Due to the increase in the plan total asset value during 2009, projected funding levels are expected to be $22 million in 2010, compared with the $23 million contribution that was funded in 2009.
Environmental Matters
UniSource Energy’s utility subsidiaries are subject to numerous federal, state and local environmental laws and regulations affecting present and future operations, including regulations regarding air emissions, water quality, wastewater discharges, solid waste and hazardous waste.
These laws and regulations can result in increased capital, operating and other costs, particularly with regard to enforcement efforts focused on existing power plants and compliance plans with regard to new and existing power plants. There are proposals and ongoing studies at the state, federal and international levels to address global climate change that could result in the regulation of CO2 and other greenhouse gases. Such legislation or regulation could produce a number of results including additional costs to fund energy efficiency activities, costly modifications to, or reexamination of the economic viability of, our existing coal plants or changes in the overall fuel mix of our generating fleet. The impact of legislation or regulation to address global climate change would depend on the specific legislation or regulation enacted and cannot be determined at this time. For further discussion of the possible impact of environmental matters on our business, see Item 1. Business -Environmental Matters and Item 1A. Risk Factors.
RESULTS OF OPERATIONS
Executive Overview
UniSource Energy recorded Net Income of $104 million in 2009, $14 million in 2008 and $58 million in 2007.
2009 Compared with 2008
The increase in UniSource Energy’s net income in 2009 is due primarily to three factors: 1) a $40 million increase in TEP’s retail revenues (excluding revenues collected from customers for renewable energy and energy efficiency programs) resulting from a 6% base rate increase and hot summer weather during the third quarter of 2009; 2) a $30 million decrease in total fuel and purchased energy expense (net of short-term wholesale revenues); and 3) $50 million of regulatory expenses, revenue deferrals and accounting adjustments in 2008 that did not recur in 2009. Other factors include a $6 million pre-tax gain recorded in 2009 resulting from Millennium’s sale of an investment. See Tucson Electric Power Company, Results of Operations, below.
2008 Compared with 2007
UniSource Energy recorded net income of $14 million in 2008 compared with net income of $58 million in 2007. The decrease in UniSource Energy’s net income in 2008 was due primarily to higher costs at TEP and the impacts resulting from the 2008 TEP Rate Order. TEP incurred higher coal-related fuel expense; higher purchased power costs due partially to plant outages in the first and third quarters of 2008; and higher operations and maintenance (O&M) expense primarily due to generating plant maintenance.

Results in 2008 were also impacted by: a $54 million decrease in TRA amortization; the 2008 TEP Rate Order that included a credit to retail customers that decreased revenue by $58 million; and adjustments that reduced pre-tax expenses by $32 million related to the reapplication of regulatory accounting to TEP’s generating assets, resulting from the 2008 TEP Rate Order. See Tucson Electric Power Company, Results of Operations, below.
O&M
The table below summarizes the items included in UniSource Energy’s O&M expense.

	2009	2008	2007
	-Millions of Dollars-
TEP Base O&M	$231	$219	$192
UNS Gas Base O&M	25	25	27
UNS Electric Base O&M	21	21	23

Base Utility O&M	277	265	242
Consolidating Adjustments and Other (1)	(7)	(7)	(11)

UniSource Energy Base O&M	270	258	231
Reimbursed Expenses Related to Springerville Units 3 and 4	41	35	24
Gain on the Sale of SO2 Emissions Allowances	—	(1)	(15)
Expenses related to customer-funded renewable energy programs(2)	23	5	2
Reinstatement of Regulatory Accounting	—	(1)	—

Total UniSource Energy O&M	$334	$296	$242

(1)	Includes Millennium, UED and parent company O&M, and inter-company eliminations

(2)	Represents expenses related to customer-funded renewable energy programs; the offsetting funds collected from customers are recorded in other revenue.
CONTRIBUTION BY BUSINESS SEGMENT
The table below shows the contributions to our consolidated after-tax earnings by our three business segments and Other net income (loss).

	2009	2008	2007
	-Millions of Dollars-
TEP	$89	$4	$53
UNS Gas	7	9	4
UNS Electric	6	4	5
Other (1)	2	(3)	(4)

Consolidated Net Income	$104	$14	$58

(1)	Includes: UniSource Energy parent company expenses; UniSource Energy parent company interest expense (net of tax) on the UniSource Energy Convertible Senior Notes and on the UniSource Energy Credit Agreement; and income and losses from Millennium investments and UED.
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

			Borrowings	Amount Available
Balances As of	Cash and Cash		under Revolving	under Revolving
February 23, 2010	Equivalents		Credit Facility(3)	Credit Facility
	-Millions of Dollars-
UniSource Energy stand-alone	$2		$15	$55
TEP	26		51	99
UNS Gas	41		—	45	(1)
UNS Electric	6		12	33	(1)
Other	8	(2)	N/A	N/A

Total	$83

(1)	Currently, either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, but the total combined amount borrowed cannot exceed $60 million.

(2)	Includes cash and cash equivalents at Millennium and UED.

(3)	Includes LOCs issued under Revolving Credit Facilities
Short-term Investments
UniSource Energy has a short-term investment policy which governs the investment of excess cash balances by UniSource Energy and its subsidiaries. We review this policy periodically in response to market conditions to adjust, if necessary, the maturities and concentrations by investment type and issuer in the investment portfolio. As of December 31, 2009, UniSource Energy’s short-term investments include highly-rated and liquid money market funds, certificates of deposit and commercial paper. These short-term investments are classified as Cash and Cash Equivalents on the Balance Sheet.
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
Executive Overview — UniSource Energy Consolidated Cash Flows

	2009	2008	2007
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$347	$277	$323
Investing Activities	(297)	(453)	(217)
Financing Activities	(29)	141	(119)
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
Operating Activities
In 2009, net cash flows from operating activities were $70 million higher than 2008 primarily due to: lower costs of fuel and purchased energy; increased retail revenues due to base rate increases at TEP and UNS Electric and hot summer weather; lower interest paid on capital leases and long-term debt; partially offset by lower wholesale sales, higher O&M and higher wages paid.
Investing Activities
Net cash used for investing activities was $156 million lower in 2009 compared with 2008 due to: a $133 million deposit made by TEP last year with the trustee for bonds that matured on August 1, 2008; and a $70 million decrease in capital expenditures in 2009; partially offset by a $31 million investment made by TEP in 2009 to purchase Springerville lease debt; and a $12 million decrease in proceeds from investment in lease debt.
Capital Expenditures

	Actual	Estimated
Business Segment	2009	2010	2011	2012	2013	2014
			-Millions of Dollars-
TEP	$235	$258	$217	$203	$225	$209
UNS Gas	14	14	16	16	16	18
UNS Electric	28	26	25	31	13	16
UniSource Energy Stand-Alone	10	16	27	1	—	1

UniSource Energy Consolidated	$287	$314	$285	$251	$254	$244

•	Included in TEP’s capital expenditures forecast for 2010 is $52 million for the proposed purchase of Sundt Unit 4.
•	Items excluded from TEP’s capital expenditures forecast are: the estimated cost to construct proposed Tucson to Nogales, Arizona transmission line of $120 million; estimated costs of $300 million between 2011-2014 to construct 75 to 150 MW of local generation that may be required in 2015.
•	The estimated capital expenditures for UniSource Energy Stand-Alone are for the purchase of land and construction of a new corporate headquarters.
For more information see TEP, Liquidity and Capital Resources, Investing Activities, Capital Expenditures, below, and Item 1. Business, TEP, Transmission Access, Tucson to Nogales Transmission Line, above.
Financing Activities
Net cash proceeds from financing activities were $170 million lower in 2009 compared with 2008. In 2008, The Industrial Development Authority of Pima County issued, for the benefit of TEP, approximately $221 million of tax-exempt industrial development revenue bonds and UNS Electric issued $100 million of long-term debt used in part to refinance a $60 million debt maturity. Factors affecting proceeds from financing activities in 2009 included: $30 million of proceeds from the issuance of short-term debt at UED; a $70 million decrease in payments of long-term debt compared with 2008; a $50 million decline in payments on capital lease obligations compared with 2008; and a $7 million increase in dividends paid compared with 2008.

Capital Contributions
In March 2009, UED used loan proceeds to distribute $30 million to UniSource Energy. UniSource Energy used the proceeds to contribute $30 million of capital to TEP. TEP used the proceeds to purchase lease debt related to Springerville Unit 1. In February 2010, UED distributed $9 million to UniSource Energy. See Other Non-Reportable Business Segments, UED and Tucson Electric Power Company, Liquidity and Capital Resources, below for more information.
In 2008, UniSource Energy contributed $59 million in capital to UED by canceling an intercompany promissory note in the amount of $59 million. Borrowings under the promissory note were used to finance the development of BMGS.
UniSource Energy Credit Agreement
The UniSource Credit Agreement consists of a $30 million amortizing term loan facility and a $70 million revolving credit facility and matures in August 2011. Principal payments of $1.5 million on the outstanding term loan are due quarterly, with the balance due at maturity. At December 31, 2009, there was $9 million outstanding under the term loan facility and $31 million outstanding under the UniSource Energy revolving credit facility at a weighted average interest rate of 1.48%. We have the option of paying interest on the term loan and on borrowings under the revolving credit facility at adjusted LIBOR plus 1.25% or the sum of the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate and 0.25%.
The UniSource Credit Agreement restricts additional indebtedness, liens, mergers, dividends, sales of assets, and certain investments and acquisitions. We must also meet: (1) a minimum cash flow to debt service coverage ratio for UniSource Energy on a stand alone basis and (2) a maximum leverage ratio on a consolidated basis. We may pay dividends if, after giving effect to the dividend payment, we have more than $15 million of unrestricted cash and unused revolving credit.
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
As of December 31, 2009, we were in compliance with the terms of the UniSource Credit Agreement.
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
Convertible Senior Notes
UniSource Energy has $150 million of 4.50% Convertible Senior Notes due 2035. Each $1,000 of Convertible Senior Notes is convertible into 27.427 shares of UniSource Energy Common Stock at any time, representing a conversion price of approximately $36.46 per share of our Common Stock, subject to adjustments. The closing price of UniSource Energy’s Common Stock was $31.37 on February 23, 2010.
Beginning on March 5, 2010, UniSource Energy will have the option to redeem the notes, in whole or in part, for cash, at a price equal to 100% of the principal amount plus accrued and unpaid interest. Holders of the notes will have the right to require UniSource Energy to repurchase the notes, in whole or in part, for cash on March 1, 2015, 2020, 2025 and 2030, or if certain specified fundamental changes involving UniSource Energy occur. The repurchase price will be 100% of the principal amount of the notes plus accrued and unpaid interest.

Guarantees and Indemnities
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees at December 31, 2009 were:
•	UES’ guarantee of senior unsecured notes issued by UNS Gas ($100 million) and UNS Electric ($100 million);

•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver;
•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas; and
•	UniSource Energy’s guarantee of the $26 million of outstanding loans under the UED Credit Agreement. In February 2010, UED increased its borrowings under this agreement to $35 million. As a result, UniSource Energy increased its guarantee to $35 million.
To the extent liabilities exist under these contracts, such liabilities are included in the consolidated balance sheets.
In January 2010, TEP entered into an agreement to purchase 100% of the equity interest in Sundt Unit 4. We have indemnified the seller of Sundt Unit 4 from any sales, use, transfer or similar taxes or fees due relating to the purchase. The terms of the indemnification do not include a limit on potential future payments; however, we believe that the parties to the agreement have abided by all tax laws, and we do not have any additional tax obligations. We have not made any payments under the terms of this indemnification to date.
Contractual Obligations
The following chart displays UniSource Energy’s consolidated contractual obligations by maturity and by type of obligation as of December 31, 2009.

UniSource Energy’s Contractual Obligations - Millions of Dollars -
						2015
Payment Due in Years						and
Ending December 31,	2010	2011	2012	2013	2014	after	Other	Total
Long Term Debt
Principal(1)	$32	$578	$—	$—	$—	$745	$—	$1,355
Interest(2)	59	58	51	51	51	659	—	929
Capital Lease Obligations(3)	93	107	118	123	195	103	—	739
Operating Leases	2	1	1	—	—	1	—	5
Purchase Obligations:
Fuel(4)	108	65	47	42	40	165	—	467
Purchased Power	111	35	18	49	2	2	—	217
Transmission	4	4	3	2	2	2	—	17
Other Long-Term Liabilities(5):
Pension & Other Post Retirement Obligations(6)	28	5	5	6	6	30	—	80
Acquisition of Springerville Coal Handling and Common Facilities	—	—	—	—	—	226	—	226
Building Commitments	2	1	—	—	—	—	—	3
Unrecognized Tax Benefits	—	—	—	—	—	—	19	19

Total Contractual Cash Obligations	$439	$854	$243	$273	$296	$1,933	$19	$4,057

(1)	TEP’s variable rate IDBs are secured by letters of credit issued pursuant to TEP’s Credit Agreement and 2008 Letter of Credit Facility which expire in 2011. Although the variable rate IDBs mature between 2018 and 2029, the above maturity reflects a redemption or repurchase of such bonds in 2011 as though the letters of credit terminate without replacement upon expiration of the TEP Credit Agreement and 2008 Letter of Credit Facility. In January 2010, TEP’s 2008 Letter of Credit Facility was terminated on conversion of the 2008 Pima B Bonds to a fixed rate. Effective with the termination of the 2008 Letter of Credit Facility, $130 million of variable rate IDBs mature in 2029. In February 2010, UED amended its $26 million term loan facility (included in 2010 maturity above) to extend the termination date by two years to March 2012 and had net additional borrowings of $9 million bringing the outstanding balance to $35 million.

(2)	Excludes interest on revolving credit facilities.

(3)	Effective with commercial operation of Springerville Unit 3 in July 2006 and Unit 4 in December 2009, Tri-State and SRP are reimbursing TEP for various operating costs related to the common facilities on an ongoing basis, including 14% each of the Springerville Common Lease payments and 17% each of the Springerville Coal Handling Facilities Lease payments. TEP remains the obligor under these capital leases, and Capital Lease Obligations do not reflect any reduction associated with this reimbursement. In January 2010, TEP entered into an agreement to purchase 100% of the equity interest in Sundt Unit 4 from the owner participant for approximately $52 million. The purchase price is subject to increase by 0.75% of the purchase price per month in the event that the purchase occurs after March 31, 2010.

(4)	Excludes TEP’s liability for final environmental reclamation at the coal mines which supply the San Juan and Four Corners generating stations as the timing of payment has not been determined. See Note 4.

(5)	Excludes asset retirement obligations expected to occur through 2066.

(6)	These obligations represent TEP and UES’ expected contributions to pension plans in 2010 and TEP’s expected postretirement benefit costs to cover medical and life insurance claims as determined by the plans’ actuaries. TEP and UES do not know and have not included pension contributions beyond 2010 due to the significant impact that returns on plan assets and changes in discount rates might have on such amounts. TEP previously funded the postretirement benefit plan on a pay-as-you-go basis. In 2009, TEP established a VEBA Trust to partially fund expected future benefits for union employees. Benefit payments are not expected to be made from the Trust for several years. The 2010 obligation includes expected VEBA contributions. VEBA contributions for periods beyond 2010 cannot be determined at this time.
We have reviewed our contractual obligations and provide the following additional information:
•	We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
•	None of our contracts or financing arrangements contains acceleration clauses or other consequences triggered by changes in our stock price.
Dividends on Common Stock
On February 12, 2010, UniSource Energy declared a first quarter cash dividend of $0.39 per share on its Common Stock. The first quarter dividend, totaling approximately $14 million, will be paid March 8, 2010 to shareholders of record at the close of business February 23, 2010. During 2009, UniSource Energy paid quarterly dividends to its shareholders of 0.29 per share; for all of 2009, total dividends paid were $41 million. In 2008, UniSource Energy paid quarterly dividends to its shareholders of $0.24 per share; for all of 2008, total dividends paid were $34 million.
Income Tax Position
At December 31, 2009, UniSource Energy and TEP had federal AMT credit carryforwards of $43 million and $28 million, respectively, which do not expire. During 2009, UniSource Energy and TEP used all of their capital loss and state net operating loss carryforwards.
TUCSON ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS
Executive Summary
TEP recorded net income of $89 million in 2009 compared with $4 million in 2008. The improvement in net income during 2009 is due primarily to: TEP’s new retail rate structure; hot summer weather; lower fuel and purchased power costs; no provision for rate refunds recorded in 2009; and the elimination of TRA amortization expense that was incurred in 2008. In addition, 2008 results include a reduction in pre-tax expenses related to the reinstatement of regulatory accounting to TEP’s generating assets resulting from the 2008 TEP Rate Order.

Beginning on January 1, 2009, TEP implemented a PPFAC. The PPFAC allows recovery of actual fuel and purchased power costs from TEP’s retail customers. The fuel and purchased power costs are off-set by the following, which are credited to the PPFAC: 100% of short-term wholesale revenues, 10% of the profit on trading activity and 50% of the revenues from the sale of SO2 emission allowances. As a result of the PPFAC, relative to prior periods, TEP’s net income is not as sensitive to changes in fuel and purchased power costs or revenues from short-term wholesale sales.
The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP’s utility operations, unless otherwise noted.
2009 Compared with 2008
The following factors contributed to the change in TEP’s net income:
•	a $62 million increase in retail revenues due primarily to: the 6% base rate increase that took effect in December 2008; a new rate structure that charges higher rates for higher levels of energy usage; a $23 million increase in revenues collected from customers for renewable energy and energy efficiency programs; and hot summer weather during the third quarter of 2009;
•	a provision for rate refunds of $58 million recorded in 2008;
•	a $9 million decrease in long-term wholesale revenues due primarily to lower kWh sales to Salt River Project (SRP) and Navajo Tribal Utility Authority (NTUA);
•	a $30 million decrease in total fuel and purchased energy expense, net of short-term wholesale revenues, due to lower generating output; a decline in the market price of wholesale power and natural gas; and a $24 million gain recorded to fuel expense in 2008 related to the reinstatement of regulatory accounting;
•	a $33 million increase in O&M. Excluding a $15 million increase in expenses directly offset by customer surcharges for renewable energy and energy efficiency programs and a $6 million increase third party reimbursements, the increase in O&M was $12 million, which resulted primarily from higher pension-related expenses and plant maintenance expenses.
•	a $27 million increase in depreciation and amortization expense due to: additions to plant in service; new depreciation rates for generation assets; and amortization of regulatory assets resulting from the 2008 TEP Rate Order;
•	a $24 million decrease in the amortization of TEP’s TRA. In May 2008, the TRA was fully amortized;
•	a $6 million increase in taxes other than income taxes due primarily to a $7 million gain recorded in 2008 resulting from the reinstatement of regulatory accounting;
•	a $10 million increase in total other income due to interest income related to an income tax refund, income related to an adjustment in the accounting for an investment in lease equity and income related to an increase in the value of a company owned life insurance policy; and
•	an $11 million decrease in total interest expense resulting primarily from lower interest rates on variable rate debt and lower interest expense related to capital lease obligations;
In 2009 and 2008, the pre-tax benefit recognized by TEP related to Springerville Units 3 and 4 for operating fees and contributions toward common facility costs was $12 million in each period.
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

2008 Compared with 2007
The following factors contributed to the decrease in TEP’s net income:
•	A $9 million increase in total operating revenues due to:
•	a $64 million increase in wholesale revenues due to increased short-term wholesale activity and related purchased power volumes, lower retail demand resulting in an increase in the availability of energy to sell into the wholesale market and an increase in the market price of wholesale power. Wholesale sales volumes increased 13% and the average price per MWh of wholesale power sold increased by 16%; and
•	a $12 million increase in other revenues due primarily to fees and reimbursements received for fuel and O&M costs related to Springerville Units 3 and 4; partially offset by:
•	a $58 million provision for revenues to be credited equivalent to the Fixed CTC revenue that was collected from customers after the TRA was fully amortized in early May 2008; and

•	a $9 million decrease in retail revenues due to mild summer weather and a weakening local economy.
•	A $92 million increase in fuel and purchased power due to:
•	a $98 million increase in purchased power expense. Purchased power volumes increased by 44% as a result of higher wholesale sales activity and replacement power purchases during the first and third quarters. The average price paid per MWh increased by 18% due to higher market prices for wholesale energy; and
•	a $6 million decrease in fuel expense. Higher mining costs at San Juan, increased coal costs at Sundt Unit 4 and a 17% increase in the average cost per kWh of gas-fired generation due to higher natural gas prices, were offset by a $25 million gain recorded to fuel expense related to the reinstatement of regulatory accounting.
Other factors impacting the comparability of results for 2008 include:
•	a $55 million increase in O&M expense due to: an $11 million increase in O&M related to Springerville Units 3 and 4, which is reimbursed to TEP by the owners of those units and recorded in other revenues; an increase in generation plant maintenance of $18 million; a $13 million decrease in pre-tax gains from the sale of excess SO2 Emission Allowances which is recorded as an offset to O&M; increased transmission expense; and general cost pressures resulting from inflation and other economic factors;
•	a $6 million increase in depreciation and amortization expense due to additions to plant in service;
•	a $54 million decrease in the amortization of TEP’s TRA. In May 2008, the TRA was fully amortized;
•	a $9 million decrease in taxes other than income taxes due primarily to a $7 million gain resulting from the reinstatement of regulatory accounting;
•	a $7 million decrease in other income due in part to lower interest income on investment in lease debt. The interest income declines over time as the lease debt is amortized; and
•	a $15 million decrease in total interest expense resulting primarily from lower balances on capital lease obligations.
In 2008 and 2007, the pre-tax benefit recognized by TEP related to Springerville Units 3 and 4 for operating fees and contributions toward common facility costs was $12 million in each period.

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

			09-08
Energy Sales, kWh (in millions)	2009	2008	% Change*	2007
Electric Retail Sales:
Residential	3,906	3,852	1.4%	4,005
Commercial	1,988	2,034	(2.3%)	2,058
Industrial	2,161	2,264	(4.5%)	2,341
Mining	1,065	1,096	(2.8%)	983
Public Authorities	251	256	(1.9%)	247

Total Electric Retail Sales	9,371	9,502	(1.4%)	9,634

Electric Wholesale Sales Delivered:
Long-term Contracts	833	1,096	(24.0%)	1,101
Short-term and Trading	2,222	2,873	(22.8%)	2,458

Total Electric Wholesale Sales	3,055	3,969	(23.0%)	3,559

Total Electric Sales	12,426	13,471	(7.8%)	13,193

Electric Retail Revenues (in millions):
Residential	$378	$351	7.6%	$363
Commercial	220	212	3.8%	214
Industrial	164	165	(0.7%)	168
Mining	61	55	9.7%	49
Public Authorities	20	19	3.8%	18

Revenues excluding REST & DSM	$843	802	5.0%	812
REST and DSM Revenues	25	3	NM	5
Provision for Rate Refunds	—	(58)	NM	—

Total Retail Revenues	$868	$747	16.2%	$817

Electric Wholesale Revenues:
Long-term Contracts	48	58	(17.2%)	56
Provision for Wholesale Refunds	(4)	—	NM	—
Other Sales	81	185	(55.1%)	125
Transmission	19	17	10.5%	15

Total Wholesale Revenues	146	260	(43.9%)	196

Total Retail and Wholesale Revenues	$1,012	$1,007	0.6%	$1,013

			09-08
Weather Data:	2009	2008	% Change	2007
Cooling Degree Days
Actual	1,599	1,336	19.7%	1,517
10-Year Average	1,419	1,431	NM	1,424

Heating Degree Days
Actual	1,287	1,367	(5.9%)	1,506
10-Year Average	1,481	1,444	NM	1,497

*	Percent change calculated on un-rounded data; may not correspond to data shown in table

2009 Compared with 2008
Residential and Commercial
Residential kWh sales increased by 1.4% in 2009 due primarily to hotter than normal weather during the third quarter. Residential revenues increased $27 million or 7.6% during 2009, benefitting from hot summer weather, as well as a base rate increase that became effective in December 2008.
Commercial kWh sales during 2009 were 2.3% below 2008. The decrease in commercial kWh sales was driven primarily by weak economic conditions. Revenues from commercial kWh sales increased by $8 million, or 3.8%, as a result of the base rate increase that became effective in December 2008.
Industrial, Mining and Public Authorities
Sales volumes to industrial, mining and public authority customers decreased by a combined 3.8% in 2009 due primarily to the weak economy. Associated revenues were $5 million higher than the same period last year as a result of the base rate increase that became effective in December 2008.
Retail Margin Revenues
The table below provides a summary of the margin revenues (retail revenues excluding base fuel, PPFAC and REST and DSM charges) on TEP’s retail sales for 2009. Comparable data is not available for 2008 since TEP’s new rate structure went into effect in December 2008.
2009 Year-End

	-millions-	-cents / kWh-
Retail Margin Revenues (non-GAAP)*
Residential	$253	6.48
Commercial	160	8.04
Industrial	99	4.59
Mining	31	2.93
Public Authorities	13	5.00

Retail Margin Revenues (Non-GAAP)*	$556	5.94
Base Fuel & PPFAC Revenues	287	3.05
REST & DSM Revenues	25	0.27

Net Electric Retail Sales (GAAP)	$868	9.26

*	Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Net Electric Retail Sales, which is determined in accordance with GAAP. TEP believes that Retail Margin Revenues, which is Net Electric Retail Sales less base fuel and PPFAC revenues, and revenues for DSM and REST programs, provides useful information to investors as a measure of TEP’s ability to pay for operating expenses with retail revenues, after giving effect to related fuel and purchased power expenses.
Long-Term Wholesale Revenues
Revenues from long-term wholesale contracts decreased by $10 million in 2009 compared with last year primarily due to lower sales volumes to NTUA. In 2009, NTUA received a greater allotment of federal hydro power as hydro conditions in the Colorado River basin have been above normal. In addition, low gas prices made it more economic for one of their major customers to self-generate than to purchase power from NTUA. These factors led NTUA to purchase 17% less energy under its agreement with TEP compared with 2008. The gross margin (long-term wholesale revenues less the cost of energy, which is based on TEP’s average fuel and purchased power costs) on TEP’s long-term wholesale sales for 2009 was $24 million. Prior to the implementation of the PPFAC in January 2009, TEP did not allocate fuel and purchased power costs to long-term wholesale sales.

2008 Compared with 2007
Residential and Commercial
Residential kWh sales were 4% lower in 2008, resulting in a $12 million or 3% decline in residential revenues. Mild weather accounted for $7 million of the decrease, while other factors such as slower customer growth, economic conditions and customer usage patterns accounted for the remaining decrease.
Commercial kWh sales were 1% lower in 2008, resulting in a $2 million or 1% decline in commercial revenues. Mild weather accounted for most of the decrease, while weak economic conditions and slower customer growth also contributed to the decline.
Industrial, Mining and Public Authorities
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
CTC Revenue to be Refunded
TEP deferred $58 million of retail revenues in 2008 that is being credited to customers according to the 2008 TEP Rate Order. See Factors Affecting Results of Operations, 2008 TEP Rate Order, below for more information.
Long-Term Wholesale Revenues
Revenues from long-term wholesale contracts increased by $2 million in 2008 compared with 2007. The average price per MWh sold under long-term contracts averaged $53 per MWh in 2008 compared with $51 per MWh in 2007. See Factors Affecting Results of Operations, Long-Term Wholesale Contracts, below for more information.
Short-Term Wholesale and Trading Revenues
Short-term wholesale sales volumes increased 23%, and revenues from short-term wholesale and trading activity increased by $60 million or 48% compared with 2007. In 2008, 405,000 MWh of wholesale sales and purchases were due to a single transaction involving a purchase and resale between TEP and two wholesale counterparties. The wholesale revenues and purchased power expenses associated with this transaction were $34 million and $31 million, respectively. Lower retail demand also contributed to higher sales volumes and a 34% increase in the average market price of wholesale power contributed to higher revenue compared with 2007. All revenues from short-term wholesale sales and 10% of the profit on trading activity is credited to costs included in TEP’s PPFAC.
Other Revenues

	2009	2008	2007
	-Millions of Dollars-
Reimbursements related to Springerville Units 3 and 4(1)	$59	$53	$42
Other	24	19	16

Total Other Revenue	$83	$72	$58

(1)	Represents reimbursements from Tri-State and SRP, the owners of Springerville Units 3 and 4, respectively, for expenses incurred by TEP related to the operation of these plants.
In addition to reimbursements related to Springerville Units 3 and 4, TEP’s other revenues include: inter-company revenues from UNS Gas and UNS Electric for corporate services provided by TEP; miscellaneous service-related revenues such as power pole attachments; damage claims; and customer late fees.

Operating Expenses
2009 Compared with 2008
Generation and Purchased Power Summary
TEP’s fuel and purchased power expense, and energy resources for 2009, 2008 and 2007 are detailed below:

	Generation/Purchases			Expense
	2009	2008	2007	2009	2008	2007
	-Millions of kWh-			-Millions of Dollars-
Coal-Fired Generation	9,272	10,573	10,970	$202	$235	$213
Gas-Fired Generation	986	871	1,088	75	74	79
Renewable Generation	30	34	32	1	—	—

Total	10,288	11,478	12,090	278	309	292
Regulatory Accounting Reinstatement (1)	—	—	—	—	(24)	—

Total Generation (2)	10,288	11,478	12,090	278	285	292
Purchased Power	3,086	2,948	2,047	142	238	140
Transmission	—	—	—	3	11	9
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	—	(20)	—	—

Total Resources	13,374	14,426	14,137	$402	$534	$441

Less Line Losses and Company Use	948	955	944

Total Energy Sold	12,426	13,471	13,193

(1)	See Note 2. Regulatory Matters, for more information.

(2)	Fuel expense excludes $5 million in 2009, 2008 and 2007, related to Springerville Unit 3; the fuel costs incurred on behalf of Unit 3 are recorded in Fuel Expense and the reimbursement by Tri-State is recorded in Other Revenue.
PPFAC
TEP’s PPFAC became effective in January 2009 and allows TEP to pass through its actual fuel, purchased power and transmission costs net of short-term wholesale revenues and other offsets to its retail customers. For comparative purposes, those PPFAC related costs decreased by $30.5 million in 2009 compared with 2008. The decrease was due primarily to lower wholesale market prices for energy and natural gas. See 2008 TEP Rate Order, Purchased Power and Fuel Adjustment Clause, below for more information.
Energy Resources
In 2009, coal-fired generation decreased by 12% due to: fuel switching at Sundt Unit 4 from coal to natural gas; a 1% decrease in retail kWh sales; and lower coal plant availability. Coal-related fuel expense, excluding a $24 million gain recorded in 2008 related to the adoption of regulatory accounting, decreased by $33 million during 2009. The lower generating output, as well as $9 million of expenses recorded in the third quarter of 2008 related to a settlement of mining-related costs, led to the decrease in coal-related fuel expense in 2009.
Fuel switching at Sundt Unit 4 led to a 13% increase in gas-fired generating output in 2009 compared with 2008; however, gas-related fuel expense increased by just $1 million due to a decrease in the average price for natural gas. Under TEP’s new rate structure, hedging activities are reflected in the PPFAC.
Purchased power volumes increased by 5% in 2009 compared with 2008, as it was more economic for TEP to purchase power in the wholesale energy market rather than run certain of its less efficient gas-fired units. The average price paid by TEP for purchased power during 2009 was approximately $46 per MWh, compared with an average cost of $76 per MWh for generating output from TEP’s gas-fired generating resources.

The table below summarizes TEP’s cost per kWh generated or purchased.

	2009	2008	2007
	-cents per
	kWh generated-
Coal	2.18	2.22	1.93
Gas	7.60	8.49	7.26
Purchased Power	4.57	8.07	6.84
Market Prices
As a participant in the Western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions. The average annual market price for around-the-clock energy based on the Dow Jones Palo Verde Index and the average annual price for natural gas based on the Permian Index were higher in 2009 compared with 2008. We cannot predict whether changes in various factors that influence demand and supply will cause prices to change during 2010.

Avg. Market Price for Around-the-Clock Energy — $/MWh	2009	2008	2007
Year ended December 31	$30	$63	$47

Avg. Market Price for Natural Gas — $/MMBtu	2009	2008	2007
Year ended December 31	$3.34	$7.41	$6.11
TRA Amortization
TEP did not record any TRA amortization during 2009, as the TRA balance was amortized to zero in May 2008. TRA amortization was $24 million in 2008. Amortization of the TRA was the result of the 1999 Settlement Agreement with the ACC, which changed the accounting method for TEP’s generation operations. This item reflected the recovery, through 2008, of transition recovery assets which were previously regulatory assets related to the generation business.
O&M
The table below summarizes the items included in TEP’s O&M expense.

	2009	2008	2007
	-Millions of Dollars-
Base O&M	$231	$220	$192
Reimbursed Expenses Related to Springerville Units 3 and 4	41	35	24
Gain on the Sale of SO2 Emissions Allowances	—	(1)	(15)
Expenses related to customer-funded renewable energy programs(1)	18	3	2
Reinstatement of Regulatory Accounting	—	(1)	—

Total O&M	$290	$257	$203

(1)	Represents expenses related TEP’s customer-funded renewable energy programs; the offsetting funds collected from customers are recorded in other revenue.
Income Tax Expense
In 2009, TEP’s effective tax rate was 38% compared with 71% in 2008. In 2008, it was determined that the environmental penalties at San Juan would not be deductible for income tax purposes. As a result, an additional $3 million of tax expense was recognized in 2008 for penalties incurred in the current and prior years. Other items included in GAAP expense which will not be deductible for tax were offset by the recognition of income tax credits. See Note 9. Income Taxes, for more information.

Operating Expenses
2008 Compared with 2007
Coal
Coal-fired generating output decreased by 4% compared with 2007, due to lower coal plant availability resulting from planned and unplanned outages. Coal-related fuel expense, excluding the gain related to the reinstatement of regulatory accounting, increased by $22 million due primarily to higher mining-related costs at San Juan and Navajo, and increased coal costs at Sundt Unit 4.
Gas
Gas-fired generating output decreased by 20% due primarily to slower customer growth and mild weather. Gas-related fuel expense was $5 million, or 6%, lower than 2007 due in part to a decrease in realized losses on gas hedging activity. The average cost per kWh generated by TEP’s gas-fired fleet for 2008 increased 17% compared with 2007.
Purchased Power
Power purchase volumes increased 42% in 2008 compared with 2007, leading to a $98 million increase in purchased power expense. The higher purchased power volume and expense is due partially to higher short-term wholesale sales activity and replacement power purchases related to lower coal plant availability. In 2008, 405,000 MWh of wholesale sales and purchases were due to a single transaction involving a purchase and resale between TEP and two wholesale counterparties. The wholesale revenues and purchased power expenses associated with this transaction were $34 million and $31 million, respectively.
FACTORS AFFECTING RESULTS OF OPERATIONS
2008 TEP Rate Order
Base Rate Increase
TEP received a base rate increase, effective December 1, 2008, of approximately 6% over its previous average retail rate of 8.4 cents per kWh. TEP’s new base rates are expected to increase retail revenue by approximately $50 million annually. The average base rate is 8.8 cents per kWh and includes approximately 2.9 cents per kWh for fuel and purchased power costs.
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
On a cash basis, Fixed CTC revenue to be refunded ($58 million collected from May 2008 to November 30, 2008) will be credited to customers as an offset to the PPFAC. This credit will off-set the forward and true-up components of the PPFAC, resulting in a PPFAC charge of zero until the Fixed CTC revenue to be refunded is fully credited, which is expected to occur over 36 to 48 months beginning April 1, 2009.

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
Springerville Units 3 and 4
TEP operates Springerville Unit 3 on behalf of Tri-State and receives annual benefits in the form of rental payments and other fees and cost savings. TEP recorded pre-tax benefits of $12 million in 2009 and 2008.
Springerville Unit 4 was completed in December 2009. TEP operates Springerville Unit 4 on behalf of SRP and expects to receive annual pre-tax benefits beginning in 2010 of approximately $8 million in the form of rental payments and other fees and cost savings.
Depreciation
In January 2010, TEP completed an updated depreciation study which indicated that its transmission assets’ depreciable lives should be extended. As a result, TEP adopted new transmission depreciation rates effective January 2010 which will have the effect of reducing depreciation expense by approximately $14 million in 2010.
Sundt Unit 4
Sundt Unit 4 is leased by TEP and the term of the lease expires in January 2011. In January 2010, TEP entered into an agreement to purchase 100% of the equity interest in Sundt Unit 4 from the equity owner for approximately $52 million. The purchase price is subject to increase by 0.75% of the purchase price per month in the event that the purchase occurs after March 31, 2010. TEP expects to finalize the purchase prior to March 31, 2010. Following the completion of the transaction, TEP expects to redeem the outstanding Sundt Unit 4 lease debt of $5 million, terminate the lease agreement and cause title of Sundt Unit 4 to be transferred to TEP.
Refinancing Activity
The TEP Credit Agreement, which consists of a $150 million revolving credit facility and a $341 million letter of credit facility, matures in August 2011. Interest rates and fees under the TEP Credit Agreement are based on a pricing grid tied to TEP’s credit ratings. Letter of credit fees are 0.45% per annum and amounts drawn under a letter of credit would bear interest at LIBOR plus 0.45% per annum. Based on our current estimates, we believe that the interest costs associated with TEP’s credit agreement after it is refinanced will increase over current levels. At December 31, 2009, there were $35 million of borrowings at an interest rate of 0.68% and $1 million in letters of credit outstanding under the Revolving Credit Facility. We are continuously monitoring conditions in the capital markets in order to achieve favorable terms and conditions. See Liquidity and Capital Resources, TEP Credit Agreement, below for more information.
Pension and Postretirement Benefit Expense
In 2009 and 2008, TEP charged $17 million and $10 million, respectively, of pension and postretirement benefit expenses to O&M expense. In 2010, TEP expects to charge $15 million of pension and postretirement benefit expense to O&M expense. The expected decrease in 2010 compared with 2009 is due primarily to the increase in the market value of the pension asset values. See Note 10. Employee Benefit Plans, for more information.

El Paso Electric Dispute
TEP was a party to a proceeding at FERC that involved the interpretation of the 1982 Power Exchange and Transmission Agreement (1982 Agreement) between TEP and El Paso. The dispute related to TEP’s ability to use existing rights for the transmission of power from Luna into TEP’s system. On November 13, 2008, the FERC issued a decision that supported TEP’s position. As a result of the ruling, El Paso refunded to TEP pre-tax amounts of $10 million in disputed transmission charges and $1 million of accrued interest. TEP is no longer accruing transmission charges under this agreement. In January 2009, FERC granted El Paso’s request for a rehearing in this matter. As a result of the pending appeal process, TEP’s net income in 2008 or 2009 does not reflect the refund made by El Paso. TEP does not expect to recognize any income related to this refund until the appeals process is fully resolved.
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
Emission Allowances
TEP has SO2 Emission Allowances in excess of what is required to operate its generating units. The excess results primarily from a higher removal rate of SO2 emissions at Springerville Units 1 and 2 following recent upgrades to environmental plant components and related changes to plant operations. From time to time, TEP will sell a portion of its excess SO2 Emission Allowances. The table below summarizes sales made since 2007.

		Pre-tax Gain
Delivery	Allowances Sold	(millions)
2007	22,000	$15
2008	4,000	1
2009	—	—
Existing regulations call for a reduction to the EPA SO2 Emissions Allowances allocation beginning in 2010. As a result, starting in 2010 and for the remaining life of the program, TEP’s annual SO2 Emissions Allowance allocation will be approximately 28,000 allowances. The exact number of excess allowances for future years cannot be determined until the SO2 allowance consumption for each year is verified by EPA. TEP expects to have approximately 13,000 excess SO2 Emission Allowances annually beginning in 2010 and for the remaining life of the program. The decline in sales of SO2 allowances from 2007 to 2009 is a result of a decrease in the market price for the allowances.
As part of the 2008 TEP Rate Order, TEP will credit 50% of the revenue from the sales of its SO2 Emissions Allowances to the PPFAC. As of January 1, 2010, the average market price of SO2 Emissions Allowances was $59. On December 31, 2008 and 2007, the market price of SO2 Emissions Allowances was $205 and $534, respectively.
Competition
TEP’s customers have the ability to install renewable energy technologies and conventional generation units that could reduce their reliance on TEP’s services in the future. Self-generation by TEP’s customers has not had a significant impact to date. In the wholesale market, TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy.
Renewable Energy Standard and Tariff
TEP began implementing its ACC approved REST plan on June 1, 2008. In 2009 and 2008 TEP collected $29 and $9 million in REST surcharges, of which $25 million and $3 million, respectively, were expensed for REST projects, respectively. Any surcharge collections above or below the amount of renewable expenditures will be deferred and reflected in TEP’s financial statements as a regulatory liability or asset. In 2010, TEP expects to collect $32 million from customers through the REST. REST implementation plans and the associated surcharge must be submitted annually to the ACC for review and approval. For more information, see Item 1. Business, TEP, Renewable, Energy Standard and Tariff, above.

Electric Energy Efficiency Standards
In December 2009, the ACC established a process to adopt new Electric Energy Efficiency Standards (EE Standards) designed to require TEP, UNS Electric and other affected utilities to implement DSM programs, only to the extent that they are cost effective. The proposed EE Standards target cost effective total kWh savings in 2011 of 1.25% and ramping up each year to reach a targeted cumulative annual reduction in retail kWh sales of 22% by 2020. Savings from Direct Load Control programs, previously implemented DSM programs and from a portion of energy efficient building codes may be counted towards meeting the target. The proposed EE Standards provide for recovery of costs incurred to implement cost effective DSM programs. TEP’s DSM programs and rates charged to customers for such programs are subject to ACC approval. If the ACC approves EE Standards, they must be certified by the Arizona Attorney General before taking affect.
Rosemont Copper Mine
In 2007, Augusta Resources Corporation (Augusta) filed a plan of operations with the United States Forest Service (USFS) for the proposed Rosemont Copper Mine near Tucson, Arizona. Augusta is waiting for an environmental impact statement from the USFS before it can begin construction and operation of the mine. If the Rosemont Copper Mine begins full production, it would become TEP’s largest retail customer, with an estimated annual load of up to 110 MW. TEP cannot predict if or when the mine will commence operations.
Fair Value Measurements
As described in Note 12 to the Notes to Consolidated Financial Statements, TEP adopted fair value accounting, on January 1, 2008 which, among other things, establishes a three-tier value hierarchy, based on the valuation techniques used to determine the fair value of derivative assets and liabilities.
The following table sets forth, by level within the fair value hierarchy, TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009. As required by fair value accounting, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	TEP
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2009
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$8	$—	$—	$8
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	14	—	14
Energy Contracts (3)	—	1	5	6

Total Assets	8	15	5	28

Liabilities
Energy Contracts (3)	—	(5)	(9)	(14)
Interest Rate Swaps (4)	—	(6)	—	(6)

Total Liabilities	—	(11)	(9)	(20)

Net Total Assets and (Liabilities)	$8	$4	$(4)	$8

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of money market funds and certificates of deposit.

(2)	Level 2 investments comprise amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan (SERP) benefits. The valuation is based on quoted prices, traded in active markets. These investments are included in Investments and Other Property — Other in the UniSource Energy and TEP balance sheets.

(3)	Energy contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The valuation techniques are described below.

(4)	Interest Rate Swaps are valued based on the six month LIBOR index or the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Index.

TEP recorded in 2009, net unrealized losses of $2 million in net Regulatory Assets and $1 million as other comprehensive income due to the change in the fair value of commodity derivative contracts classified as Level 3 in the fair value hierarchy.
Valuation Techniques
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
LIQUIDITY AND CAPITAL RESOURCES
TEP Cash Flows
The table below shows the cash available to TEP after capital expenditures, scheduled debt payments and payments on capital lease obligations:

	2009	2008	2007
	-Millions of Dollars-
Net Cash Flows — Operating Activities (GAAP)	$268	$269	$264
Amounts from Statements of Cash Flows:
Less: Capital Expenditures	(235)	(295)	(163)

Net Cash Flows after Capital Expenditures (non-GAAP)*	33	(26)	101

Amounts from Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(24)	(74)	(71)
Plus: Proceeds from Investment in Lease Debt	13	25	28

Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	$22	$(75)	$58

	2009	2008	2007
Net Cash Flows — Operating Activities (GAAP)	$268	$269	$264
Net Cash Flows — Investing Activities (GAAP)	(250)	(391)	(137)
Net Cash Flows — Financing Activities (GAAP)	(29)	129	(120)
Net Cash Flows after Capital Expenditures (non-GAAP)*	33	(26)	101
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	22	(75)	58

*	Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments, both non-GAAP measures of liquidity, should not be considered as alternatives to Net Cash Flows - Operating Activities, which is determined in accordance with GAAP as a measure of liquidity. We believe that Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments provide useful information to investors as measures of liquidity and our ability to fund our capital requirements, make required payments on debt and capital lease obligations, and pay dividends to UniSource Energy.

Liquidity Outlook
During 2010, TEP expects to generate sufficient internal cash flows to fund the majority of its capital expenditures and operating activities. Cash flows may vary during the year, with cash flow from operations typically the lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load. As a result of the varied seasonal cash flow, TEP will use, as needed, its revolving credit facility to fund its business activities.
Operating Activities
In 2009, net cash flows from operating activities decreased by $1 million compared with 2008. Net cash flows were impacted by:
•	a $65 million increase in cash receipts from retail and wholesale electric sales, less fuel and purchased power costs, due to: an increase in retail electric cash receipts resulting from the rate increase that became effective in December 2008 and cash collections from retail customers that are used to offset expenses related to renewable energy and energy efficiency programs; and lower market prices for natural gas and purchased power;
•	an $11 million decrease in total interest paid resulting from lower rates on variable rate debt and lower capital lease interest paid; offset by
•	a $39 million increase in O&M costs related to: costs associated with renewable energy and energy efficiency programs that are offset by funds collected from retail customers; an increase in pension-related costs; extensive planned generating plant outage and maintenance costs; general cost pressures resulting from inflation; and O&M related to Springerville Units 3 and 4 that is reimbursed by the plant owners;
•	a $27 million increase in total taxes paid (net of refunds received) due primarily to higher taxable income; and
•	a $12 million increase in wages paid.
Investing Activities
Net cash used for investing activities was $141 million lower in 2009 compared with 2008 primarily due to: a $133 million deposit made last year by TEP to the trustee for bonds that matured in August 2008; and a $59 million decrease in capital expenditures; partially offset by a $31 million investment in Springerville Unit 1 lease debt; and a $12 million decrease in proceeds from investments in lease debt and equity. See Financing Activities, Investments in Springerville Lease Debt and Equity, below for more information.
Capital Expenditures
TEP’s forecasted capital expenditures are summarized below:

Category	2010	2011	2012	2013	2014
		-Millions of Dollars-
Transmission and Distribution	$107	$117	$91	$99	$73
Generation Facilities	108	65	65	72	64
Environmental	8	5	11	24	44
General and Other	35	30	36	30	28

Total	$258	$217	$203	$225	$209

•	Included in TEP’s capital expenditures forecast for 2010 is $52 million for the proposed purchased of Sundt Unit 4. See Sundt Unit 4, above, for more information.

•	Items excluded from TEP’s capital expenditures forecast are: the estimated cost to construct proposed Tucson to Nogales, Arizona transmission line of $120 million; estimated costs of $300 million between 2011-2014 to construct 75 to 150 MW of local generation that may be required in 2015.
See Item 1. Business, Tucson Electric Utility Operations, Transmission Access, Tucson to Nogales Transmission Line for more information.
All of these estimates are subject to continuing review and adjustment. Actual capital expenditures may be different from these estimates due to changes in business conditions, construction schedules, environmental requirements, and changes to TEP’s business arising from retail competition. TEP plans to fund its capital expenditures through internally generated cash flow.
Investments in Springerville Lease Debt
At December 31, 2009, TEP had $95 million of investments in lease debt on its balance sheet. In March 2009, TEP made a $31 million purchase of Springerville Unit 1 lease debt. The table below provides a summary of the investment balances in lease debt.

	Lease Debt Investment Balance
Leased Asset	December 31, 2009	December 31, 2008
	- In Millions -
Investments in Lease Debt:
Springerville Unit 1	$88	$59
Springerville Coal Handling Facilities	7	20

Total Investment in Lease Debt	$95	$79

Unless TEP makes new investments in lease debt, the investment in lease debt balance declines over time due to the amortization of lease debt that occurs as a result of the normal payments TEP makes on its capital lease obligations. The Springerville Unit 1 and Springerville Coal Handling Facilities leases expire in 2015.
See Note 6 of Notes to Consolidated Financial Statements — Debt, Credit Facilities and Capital Lease Obligations
Financing Activities
Net cash proceeds from financing activities were $158 million lower in 2009 compared with 2008 due to: proceeds of $221 million received in 2008 related to long-term debt issuances; and a $58 million increase in dividends paid to UniSource Energy in 2009; partially offset by a $25 million increase in net proceeds from revolving credit facility borrowings; a $30 million capital contribution from UniSource Energy; a decrease in payments for capital lease obligations of $50 million; and a $10 million decrease in repayments of long-term debt.
TEP Credit Agreement
The TEP Credit Agreement consists of a $150 million revolving credit facility and a $341 million letter of credit facility which supports $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement matures in 2011 and is secured by $491 million of Mortgage Bonds. At December 31, 2009, there were $35 million of borrowings at an interest rate of 0.68% and $1 million in letters of credit outstanding under the Revolving Credit Facility.
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
As of December 31, 2009, TEP was in compliance with the terms of the TEP Credit Agreement.
If an event of default occurs, the TEP Credit Agreement may become immediately due and payable. An event of default includes failure to make required payments under the TEP Credit Agreement; change in control, as defined; failure of TEP or certain subsidiaries to make payments or default on debt greater than $20 million; or certain bankruptcy events at TEP or certain subsidiaries.
TEP Letter of Credit Facility
In 2008, TEP entered into a three-year $132 million letter of credit and reimbursement agreement (2008 TEP Letter of Credit Facility). The 2008 TEP Letter of Credit Facility supported $130 million aggregate principal amount of variable rate tax-exempt IDBs that were issued on behalf of TEP in June 2008.
The 2008 TEP Letter of Credit Facility was terminated in January 2010 upon the conversion of the interest rate mode on the tax-exempt IDBs from variable to fixed rate, and the mortgage bonds securing the facility were cancelled. See Bond Issuances, below.
Capital Contribution from UniSource Energy
In March 2009, UniSource Energy contributed $30 million of capital to TEP. TEP used the proceeds to purchase Springerville Unit 1 lease debt. There were no capital contributions from UniSource Energy to TEP in 2008.
Bond Issuances
In October 2009, the Pima Authority issued approximately $80 million of its 2009 Series A tax-exempt pollution control bonds (2009 Pima A San Juan Bonds) for TEP’s benefit. At the same time, the Coconino County, Arizona Pollution Control Corporation issued approximately $15 million of its 2009 Series A tax-exempt pollution control bonds (2009 Coconino A Bonds) for TEP’s benefit. The 2009 Pima A San Juan bonds are unsecured, bear interest at a rate of 4.95%, mature on October 1, 2020, and are not callable prior to maturity. The 2009 Coconino A Bonds are unsecured, bear interest at 5.125%, mature on October 1, 2032, and are callable at par beginning October 1, 2019. Semi-annual interest payments on both series of bonds are payable beginning April 1, 2010. TEP capitalized approximately $1 million in costs related to the issuance of these bonds and will amortize the costs for each through the respective maturity dates.
The proceeds from the issuance of the 2009 Pima A San Juan Bonds and the 2009 Coconino A Bonds were deposited with a trustee and were used in November 2009 to redeem approximately $80 million of 6.95% 1997 Series A City of Farmington, New Mexico Pollution Control Bonds and approximately $15 million of 7.0% 1997 Series B Coconino County Pollution Control Bonds, respectively. The average annual interest savings is expected to be approximately $2 million.
In March 2008, the Pima Authority issued approximately $91 million of its 2008 Series A tax-exempt IDBs (2008 Pima A Bonds) for TEP’s benefit. The proceeds were used to redeem a corresponding principal amount of bonds previously issued by the Pima Authority for TEP’s benefit which TEP repurchased in 2005. TEP did not cancel the Repurchased Bonds, which remained outstanding under their respective indentures but were not reflected as debt on the balance sheet. As holder of the Repurchased Bonds being redeemed, TEP received the payment of the redemption price. TEP used $75 million of the redemption price proceeds to repay loans outstanding under its revolving credit facility and $10 million to redeem a portion of TEP’s Collateral Trust Bonds that matured on August 1, 2008. The 2008 Pima A Bonds are unsecured, bear interest at the rate of 6.375%, mature on September 1, 2029 and are callable at par in March 2013.

In June 2008, the Pima Authority issued $130 million of its 2008 Series B tax-exempt IDBs (2008 Pima B Bonds) for TEP’s benefit. The proceeds were used to redeem a corresponding principal amount of bonds previously issued by the Pima Authority for TEP’s benefit which TEP repurchased in 2005. TEP did not cancel the Repurchased Bonds, which remained outstanding under their respective indentures but were not reflected as debt on the balance sheet. As holder of the Repurchased Bonds being redeemed, TEP received the payment of the redemption price. TEP used $128 million of the redemption price proceeds to redeem the remaining 7.5% Collateral Trust Bonds that matured on August 1, 2008. The 2008 Pima B Bonds were supported by a letter of credit (LOC) issued under the 2008 TEP Letter of Credit Facility. See TEP Letter of Credit Facility, above.
In January 2010, TEP converted the interest mode on the 2008 Pima B Bonds to a fixed rate. The 2008 Pima B bonds were reoffered in January 2010 with a term rate of 5.75% through maturity of September 2029. Interest is payable semi-annually beginning June 1, 2010. The bonds are callable at par beginning January 2015. Although the fixed interest rate is higher than the variable interest rate that was in effect at the time of the conversion, the fixed rate conversion reduced TEP’s future interest rate risk and allowed TEP to terminate the LOC and cancel the mortgage bonds. See Interest Rate Risk and Tax Exempt Local Furnishing Bonds, below for additional information.
Interest Rate Risk
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations, as well as borrowings under its revolving credit facility. As a result, TEP may be required to pay significantly higher rates of interest on outstanding variable rate debt and borrowings under its revolving credit facility. At December 31, 2009 and December 31, 2008, TEP had $459 million in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest payable under the indentures for the bonds was 10% on the $130 million of 2008 Pima B Bonds and is 20% on the other $329 million in IDBs. During 2008, the average rates paid ranged from 0.55% to 8.09%. During 2009, the average rates paid have ranged from 0.25% to 0.79%. At February 23, 2010, the average rate on the debt was 0.24%.
In August 2009, TEP reduced its exposure to variable interest rate risk by entering into an interest rate swap that had the effect of converting $50 million of its variable rate IDBs to a fixed interest rate from September 2009 to September 2014. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk, Interest Rate Risk, below.
In January 2010, TEP completed a transaction that converted the interest rate on the $130 million of 2008 Pima B Bonds to a fixed rate of 5.75%. See Bond Issuances, above.
Interest Rate Swaps — Springerville Common Facilities Lease Debt
In 2006 and May 2009, TEP entered into interest rate swaps to hedge the floating interest rate risk associated with the Springerville Common Facilities Lease Debt. Interest on the lease debt is payable at six-month LIBOR plus a spread. The applicable spread was 1.625% as of December 31, 2009 and 1.5% as of December 31, 2008. The swaps have the effect of fixing the interest rates on $65 million of the lease debt outstanding at December 31, 2009 at rates ranging from 3.18% to 5.77%.
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
TEP’s Credit Agreement, which totals $491 million and is secured by Mortgage Bonds, limits the amount of mortgage bonds that may be outstanding to no more than $840 million. At December 31, 2009, TEP had a total of $623 million in outstanding Mortgage Bonds, consisting of $491 million in bonds securing the TEP Credit Agreement, and $132 million in bonds securing the 2008 TEP Letter of Credit Facility. The $132 million in bonds securing the TEP 2008 Letter of Credit Facility were cancelled in January 2010 when the LOC was terminated. Although the Mortgage would allow TEP to issue additional bonds, the limit imposed by the TEP Credit Agreement is more restrictive and is currently the governing limitation. See Bond Issuances, above.

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
As of December 31, 2009, TEP had approximately $580 million of tax-exempt local furnishing bonds outstanding. Approximately $331 million in principal amount of such bonds financed Springerville Unit 2 and the Express Line. In addition, approximately $11 million of remaining lease debt related to the Sundt Unit 4 lease obligation was issued as tax-exempt local furnishing bonds.
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
Capital Lease Obligations
At December 31, 2009, TEP had $529 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts in each of the obligations.

	Capital Lease Obligation
	Balance		Renewal/Purchase
Leased Asset	at December 31, 2009	Expiration	Option
	- In Millions -
Springerville Unit 1	$321	2015	Fair market value purchase option

Springerville Coal Handling Facilities	85	2015	Fixed price purchase option of $120 million

Springerville Common Facilities	110	2017 & 2021	Fixed price purchase option of $106 million

Sundt Unit 4	13	2011	Agreement to purchase equity entered into January 2010

Total Capital Lease Obligations	$529

In January 2010, TEP entered into an agreement to purchase 100% of the equity interest in Sundt Unit 4. See Sundt Unit 4, above, for more information.
Except for Sundt Unit 4, TEP’s 14% equity ownership in the Springerville Unit 1 Leases and its 13% equity ownership in the Springerville Coal Handling Facilities, TEP will not own these assets at the expiration of the leases. The renewal and purchase option for Springerville Unit 1 is for fair market value as determined at that time, while the purchase price option is fixed for the Springerville Coal Handling Facilities and Common Facilities.

TEP’s capital lease obligation balances decline over time due to the normal capital lease payments made by TEP. See Note 6. Debt, Credit Facilities and Capital Lease Obligations for more information about the fixed purchase price amounts.
The following chart displays TEP’s contractual obligations as of December 31, 2009 by maturity and by type of obligation.
TEP’s Contractual Obligations
- Millions of Dollars -

Payment Due in Years						2015
Ending December 31,	2010	2011	2012	2013	2014	and after	Other	Total
Long Term Debt
Principal	$—	$494	$—	$—	$—	$445	$—	$939
Interest	39	38	34	34	34	484	—	663
Capital Lease Obligations	93	107	118	123	195	103	—	739
Operating Leases	1	—	—	—	—	—	—	1
Purchase Obligations:
Fuel (including Transportation)	89	51	42	39	37	142	—	400
Purchased Power	44	12	4	2	2	2	—	66
Transmission	2	2	2	2	2	2	—	12
Other Long-Term Liabilities:
Pension & Other Post Retirement Obligations	26	5	5	6	6	30	—	78
Acquisition of Springerville Coal Handling and Common Facilities	—	—	—	—	—	226	—	226
Unrecognized Tax Benefits	—	—	—	—	—	—	19	19

Total Contractual Cash Obligations	$294	$709	$205	$206	$276	$1,434	$19	$3,143

See UniSource Energy Consolidated, Liquidity and Capital Resources, Contractual Obligations, above, for a description of these obligations.
We have reviewed our contractual obligations and provide the following additional information:
•	TEP’s Credit Agreement contains pricing based on TEP’s credit ratings. A change in TEP’s credit ratings can cause an increase or decrease in the amount of interest TEP pays on its borrowings, and the amount of fees it pays for its letters of credit and unused commitments. A downgrade in TEP’s credit ratings would not cause a restriction in TEP’s ability to borrow under its revolving credit facility.

•	TEP’s Credit Agreement contains certain financial and other restrictive covenants, including interest coverage and leverage tests. Failure to comply with these covenants would entitle the lenders to accelerate the maturity of all amounts outstanding. At December 31, 2009, TEP was in compliance with these covenants. See TEP Credit Agreement above.

•	TEP conducts its wholesale marketing and risk management activities under certain master agreements whereby TEP may be required to post credit enhancements in the form of cash or a letter of credit due to exposures exceeding unsecured credit limits provided to TEP, changes in contract values, a change in TEP’s credit ratings or if there has been a material change in TEP’s creditworthiness. As of December 31, 2009, TEP had posted a $1 million letter of credit as collateral with counterparties for credit enhancement.

Dividends on Common Stock
TEP declared and paid dividends to UniSource Energy of $60 million in 2009, $3 million in 2008, and $53 million in 2007.
TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants. As of December 31, 2009, TEP was in compliance with the terms of the TEP Credit Agreement.
The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis for TEP to pay dividends from current year earnings.
UNS GAS
RESULTS OF OPERATIONS
UNS Gas reported net income of $7 million in 2009, $9 million in 2008, and $4 million in 2007. We expect operations at UNS Gas to vary with the seasons, with peak energy usage occurring in the winter months.
The table below provides summary financial information for UNS Gas.

	2009	2008	2007
	-Millions of Dollars-
Gas Revenues	$149	$172	$149
Other Revenues	4	2	2

Total Operating Revenues	153	174	151

Total Purchased Gas and PGA Expense	99	117	101
Other Operations and Maintenance Expense	25	25	27
Depreciation and Amortization	7	7	8
Taxes other than Income Taxes	3	3	3

Total Other Operating Expenses	134	152	139

Operating Income (Loss)	18	22	12

Total Interest Expense	6	7	7
Total Other Income	—	—	2
Income Tax Expense (Benefit)	5	6	3

Net Income (Loss)	$7	$9	$4

The table below shows UNS Gas’ therm sales and revenues for 2009, 2008 and 2007.

	Gas Sales (Millions of Therms)				Gas Revenues (Millions of Dollars)
			09-08				09-08
	2009	2008	%Chng	2007	2009	2008	% Chng	2007
Retail Therm Sales:
Residential	70	72	(3.4%)	71	$91	$97	(6.5%)	$90
Commercial	30	31	(4.4%)	31	32	36	(9.1%)	34
Industrial	2	2	15.4%	2	2	2	7.6%	2
Public Authorities	6	7	(7.7%)	8	7	8	(11.4%)	7

Total Retail Therm Sales	108	112	(3.6%)	112	132	143	(7.3%)	133
Transport	36	40	(7.0%)	25	4	4	(2.7%)	3
Negotiated Sales Program (NSP)	30	32	(7.7%)	19	13	25	(48.7%)	13

Total Therm Sales	174	184	(5.1%)	156	$149	$172	(13.1%)	$149

Retail therm sales in 2009 decreased by 3.6% compared with 2008 due to mild weather and weak economic conditions. Heating degree days were down 3% compared with 2008 and use per customer also decreased. Economic conditions have resulted in lower customer growth rates than experienced in prior years. As of December 31, 2009, UNS Gas had approximately 145,000 retail customers, which represents an increase of less than 1% compared with year end 2008. The lower gas sales volumes resulted in an $11 million, or 7.3%, decrease in retail revenues.

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
The PGA mechanism has two components, the PGA factor and the PGA surcharge or credit. The PGA factor is a mechanism that calculates the twelve-month rolling weighted average gas cost and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a twelve month period. In 2007, the ACC increased the annual cap on the maximum increase in the PGA factor from $0.10 per therm to $0.15 per therm in a twelve month period.
At any time UNS Gas’ PGA bank balance is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC. When the PGA bank balance reaches an over-collected balance of $10 million on a billed to customers basis, UNS Gas is required to make a filing so that the ACC can determine how the over-collected balance should be returned to customers. On December 31, 2009, the PGA bank balance was over-collected by $10 million. In October 2009, the ACC approved a $0.08 cent per therm PGA surcredit, effective November 2009 through October 2010 or until the balance reaches zero.
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
In June 2009, ACC staff recommended a rate increase of $3.4 million based on an original cost rate base of $178 million and a 10% return on equity. Hearings before the ALJ concluded in August 2009. UNS Gas expects the ACC to issue a final order in the first half of 2010. UNS Gas cannot predict the outcome of this general rate case proceeding.

Fair Value Measurements
UNS Gas adopted fair value measurements, on January 1, 2008. See Tucson Electric Power, Factors Affecting Results of Operations, above, for more information about fair value measurements.
The following table sets forth, by level within the fair value hierarchy, UNS Gas’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
UNS Gas
December 31, 2009
- Millions of Dollars -

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total

Cash Equivalents(1)	$25	$—	$—	$25
Cash Collateral(2)	—	2	—	2
Energy Contracts(3)	—	(7)	—	(7)

Total	$25	$(5)	$—	$20

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of money market funds and certificates of deposit.

(2)	Collateral provided to energy contract counterparties to reduce credit risk exposure.

(3)	Energy contracts include gas swap agreements (Level 2) entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The amounts include current and non-current assets and are net of current and non-current liabilities.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
UNS Gas’ capital requirements consist primarily of capital expenditures. In 2009, capital expenditures were $13 million. UNS Gas expects internal cash flows to fund its future operating activities and a large portion of its construction expenditures. If natural gas prices rise and UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, UNS Gas may require additional funding to meet operating and capital requirements. Sources of funding future capital expenditures could include draws on the revolving credit facility, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy. The rate increase approved by the ACC in November 2007 covers some, but not all, of UNS Gas’ higher costs and capital investments.

Operating Cash Flow and Capital Expenditures
The table below provides summary cash flow information for UNS Gas.

	2009	2008	2007
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	37	$3	$28
Investing Activities	(13)	(16)	(22)
Financing Activities	—	1	(6)

Net Increase (Decrease) in Cash	24	(12)	—
Beginning Cash	7	19	19

Ending Cash	31	7	19

Operating cash flows increased in 2009 due to a net over-recovery of PGA gas costs and cash inflows related to the return of cash collateral deposited in prior periods with gas supply and hedging counterparties.
Forecasted capital expenditures for UNS Gas are as follows:

	2010	2011	2012	2013	2014
	- Millions of Dollars -
UNS Gas	$14	$16	$16	$16	$18
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
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, dividends, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. As of December 31, 2009, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver.
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
UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures, or to issue letters of credit to provide credit enhancement for its natural gas procurement and hedging activities. As of February 23, 2010, UNS Gas had no outstanding letters of credit under the UNS Gas/UNS Electric Revolver.
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

Senior Unsecured Notes
UNS Gas has $100 million of 6.23% senior unsecured notes outstanding of which $50 million matures in 2011 and $50 million matures in 2015. These notes are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test. As of December 31, 2009, UNS Gas was in compliance with the terms of its note purchase agreement.
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
UNS Gas hedges its gas supply prices by entering into fixed price forward contracts and financial swaps at various times during the year to provide more stable prices to its customers. These purchases and hedges are made up to three years in advance with the goal of hedging at least 45% of the expected monthly gas consumption with fixed prices prior to entering into the month. UNS Gas hedged approximately 45% of its expected monthly consumption for the 2009/2010 winter season (November through March). Additionally, UNS Gas has approximately 40% of its expected gas consumption hedged for April through October 2010, and 35% hedged for the period November 2010 through March 2011.
The following table displays UNS Gas’ contractual obligations as of December 31, 2009 by maturity and by type of obligation.
UNS Gas’ Contractual Obligations
-Millions of Dollars-

						2015
Payment Due in Years						and
Ending December 31,	2010	2011	2012	2013	2014	after	Total
Long Term Debt
Principal	$—	$50	$—	$—	$—	$50	$100
Interest	6	6	3	3	3	4	25
Purchase Obligations — Fuel	19	14	5	3	3	23	67
Pension & Other Post Retirement Obligations	1	—	—	—	—	—	1

Total Contractual Cash Obligations	$26	$70	$8	$6	$6	$77	$193

UNS Gas conducts certain of its gas procurement and risk management activities under certain agreements whereby UNS Gas may be required to post margin due to changes in contract values, a change in UNS Gas’ creditworthiness or exposures exceeding credit limits provided to UNS Gas. As of December 31, 2009, UNS Gas had posted $2 million in such credit enhancements.
Dividends on Common Stock
The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. As of December 31, 2009, UNS Gas was in compliance with the terms of its note purchase agreement. See Senior Unsecured Notes, above.

UNS ELECTRIC
RESULTS OF OPERATIONS
UNS Electric reported net income of $6 million in 2009, $4 million in 2008 and $5 million in 2007. Similar to TEP’s operations, we expect UNS Electric’s operations to be seasonal in nature, with peak energy demand occurring in the summer months.
The table below provides summary financial information for UNS Electric.

	2009	2008	2007
	-Millions of Dollars-
Retail Electric Revenues	$180	$183	$165
Wholesale Electric Revenues	5	10	—
Other Revenues	2	2	4

Total Operating Revenues	187	195	169

Purchased Energy and Fuel Expense	128	143	118
Other Operations and Maintenance Expense	25	22	23
Depreciation and Amortization	14	14	13
Taxes other than Income Taxes	4	4	3

Total Other Operating Expenses	171	183	157

Operating Income	16	12	12

Total Other Income	1	1	2
Total Interest Expense	7	7	6
Income Tax Expense	4	2	3

Net Income	$6	$4	$5

The table below shows UNS Electric’s kWh sales and revenues for 2009, 2008 and 2007.

	Electric Sales - Millions of kWh				Electric Revenues - Millions of Dollars
			09-08				09-08
	2009	2008	%Chng	2007	2009	2008	%Chng	2007
Electric Retail Sales:
Residential	814	822	(1.1%)	854	$82	$92	(10.6%)	$86
Commercial	608	620	(1.9%)	627	63	70	(9.9%)	64
Industrial	197	189	4.2%	199	17	17	(2.2%)	15
Mining	163	30	NM	—	12	3	NM	—
Other	2	2	(0.8%)	2	—	—	—	—

Total Electric Retail Sales	1,784	1,663	7.3%	1,682	$174	$182	(4.4%)	$165
REST & DSM	—	—	—	—	6	1	NM	—
Wholesale Electric Sales	154	153	(0.5%)	—	5	10	NM	—

Total Electric Sales	1,938	1,816	6.7%	1,682	$185	$193	(4.0%)	$165

In 2009, retail kWh sales increased by 7.3% compared to 2008. The increase is due primarily to increased usage by a new copper mining customer in UNS Electric’s service area. Excluding mining sales, UNS Electric’s retail kWh sales decreased by 0.8% compared with last year as a result of weak economic conditions.
UNS Electric’s retail customer base did not increase during 2009. As of December 31, 2009, UNS Electric had approximately 90,000 retail customers, which is comparable with the prior year.
Wholesale revenues decreased by $5 million in 2009 due to lower market prices for wholesale power. Wholesale sales are made primarily from contract and resource capacity agreements that became effective June 1, 2008, subsequent to the expiration of UNS Electric’s full requirements contract with Pinnacle West Marketing and Trading (PWMT). All revenues from wholesales sales are credited against costs recovered through UNS Electric’s PPFAC.

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
2009 General Rate Case Filing
On April 30, 2009, UNS Electric filed a rate case application with the ACC seeking a base rate increase of 7.4% or $13.5 million. UNS Electric’s filing also included a proposal to acquire, and put into its rate base, BMGS, the gas-fired facility in UNS Electric’s service territory that is owned and operated by UED. The proposed acquisition and inclusion of BMGS in rate base would not impact the amount of the total rate increase requested by UNS Electric. The ACC staff testimony recommended a base revenue increase of approximately $8 million. A hearing before an ACC administrative law judge concluded in February 2010.
Electric Energy Efficiency Standards
In December 2009, the ACC established a process to adopt new Electric Energy Efficiency Standards (EE Standards) designed to require UNS Electric, TEP and other affected utilities to implement DSM programs, only to the extent that they are cost effective.  The proposed EE Standards target cost effective total kWh savings in 2011 of 1.25% and ramping up each year to reach a targeted cumulative annual reduction in retail kWh sales of 22% by 2020.  Savings from Direct Load Control programs, previously implemented DSM programs and from a portion of energy efficient building codes may be counted towards meeting the target.  The proposed EE Standards provide for recovery of costs incurred to implement cost effective DSM programs. UNS Electric’s DSM programs and rates charged to customers for such programs are subject to ACC approval. If the ACC approves EE Standards, they must be certified by the Arizona Attorney General before taking affect.
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

Renewable Energy Standard and Tariff
UNS Electric began implementing its ACC approved REST plan on June 1, 2008. In 2009 and 2008, UNS Electric collected $5 million and $3 million in REST surcharges, of which $6 million and $1 million were expensed for REST projects, respectively. Any surcharge collections above or below the amount of renewable expenditures will be deferred and reflected in UNS Electric’s financial statements as a regulatory liability or asset. In 2010, UNS Electric expects to collect $8 million from customers through the REST surcharge. REST implementation plans and the associated surcharge must be submitted annually to the ACC for review and approval. For more information, see Item 1. Business, UNS Electric, Renewable, Energy Standard and Tariff, above.
Fair Value Measurements
UNS Electric adopted fair value measurements on January 1, 2008. See Tucson Electric Power, Factors Affecting Results of Operations, above, for more information about fair value measurements.
The following table sets forth, by level within the fair value hierarchy, UNS Electric’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
UNS Electric
December 31, 2009
- Millions of Dollars -

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total

Cash Equivalents(1)	$9	$—	$—	$9
Energy Contracts(2)	—	(3)	(9)	(12)

Total	$9	$(3)	$(9)	$(3)

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of money market funds and certificates of deposit.

(2)	Energy contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The amounts include current and non-current assets and are net of current and non-current liabilities. The level 3 valuation techniques are described below.
UNS Electric recorded in 2009, net unrealized gains of $7 million in net Regulatory Assets due to the change in the fair value of forward power purchase contracts classified as Level 3 in the fair value hierarchy. These changes in fair value were primarily due to older fixed price contracts settling during the year and entering into new fixed price forward power contracts at lower prices.
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
In 2009, UNS Electric’s capital expenditures were $28 million. UNS Electric expects internal cash flows to fund a portion of its construction expenditures. Additional sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy. In April 2007, UniSource Energy contributed $10 million of capital to UNS Electric.
UNS Electric implemented an average base rate increase of approximately 2.5% in June 2008, however the increase does not provide sufficient cash flow to cover UNS Electric’s higher costs and fund all of its capital expenditures. UNS Electric may need to rely more heavily on external funding sources for capital expenditures until it receives a decision in the rate case filed in April 2009. See UniSource Energy Consolidated, Outlook and Strategies, Economic Conditions and UniSource Energy Consolidated, Liquidity and Capital Resources, Liquidity, Access to Revolving Credit Facilities, above for more information regarding the potential impact of current financial market conditions.
In August 2008, UNS Electric issued $100 million of unsecured debt. A portion of the proceeds was used to redeem $60 million of notes that matured on August 11, 2008. The remaining proceeds were used to repay outstanding borrowings by UNS Electric under the UNS Gas/UNS Electric Revolver and for general corporate purposes. See Senior Unsecured Notes, below.
Operating Cash Flow and Capital Expenditures
The table below provides summary cash flow information for UNS Electric.

	2009	2008	2007
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$37	$14	$22
Investing Activities	(28)	(30)	(36)
Financing Activities	(8)	22	12

Net Increase (Decrease) in Cash	1	6	(2)
Beginning Cash	9	3	5

Ending Cash	10	9	3

Operating cash flows increased in 2009 because of the higher mining kWh sales, an increase in base rates, and the PPFAC charge that went into effect on June 1, 2008.
Forecasted capital expenditures for UNS Electric are as follows:

	2010	2011	2012	2013	2014
	- Millions of Dollars -
UNS Electric	$26	$25	$31	$13	$16
UNS Gas/UNS Electric Revolver
See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for description of UNS Electric’s unsecured revolving credit agreement.
UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. At February 23, 2010, UNS Electric had $12 million outstanding under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes
UNS Electric has $100 million of senior unsecured notes outstanding, consisting of $50 million of 6.50% notes due in 2015 and $50 million of 7.10% notes due August 2023. The notes are guaranteed by UES. The note purchase agreement for UNS Electric contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, and incurrence of indebtedness. As of December 31, 2009, UNS Electric was in compliance with the terms of its note purchase agreement.
UNS Electric must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Electric may, without meeting these tests, refinance existing debt and incur up to $5 million in short-term debt.
Contractual Obligations
UNS Electric Power Supply and Transmission Contracts
UNS Electric enters into various power supply agreements for periods of one to five years. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices.
UNS Electric’s power purchase contracts and risk management activities are subject to master agreements whereby UNS Electric may be required to post margin due to changes in contract values or if there has been a material change in UNS Electric’s creditworthiness, or exposures exceeding credit limits provided to UNS Electric. As of December 31, 2009, UNS Electric had posted $11 million of such credit enhancements in the form of letters of credit.
UNS Electric imports the power it purchases over the Western Area Power Administration’s (WAPA) transmission lines. UNS Electric’s transmission capacity agreements with WAPA provide for annual rate adjustments and expire in 2017 and 2011.
The following table displays UNS Electric’s contractual obligations as of December 31, 2009 by maturity and by type of obligation.
UNS Electric’s Contractual Obligations
-Millions of Dollars-

						2015
Payment Due in Years						and
Ending December 31,	2010	2011	2012	2013	2014	after	Total
Long Term Debt
Principal	$—	$—	$—	$—	$—	$100	$100
Interest	7	7	7	7	7	34	69
Purchase Obligations:
Purchased Power	67	23	14	47	—	—	151
Transmission	2	2	1	—	—	—	5
Pension & Other Post Retirement Obligations	1	—	—	—	—	—	1

Total Contractual Cash Obligations	$77	$32	$22	$54	$7	$134	$326

Dividends on Common Stock
The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. As of December 31, 2009, UNS Electric was in compliance with the terms of its note purchase agreement. See Senior Unsecured Notes, above. As of December 31, 2009, UNS Electric has not paid dividends to UniSource Energy. UNS Electric’s ability to pay dividends will depend on the outcome of the rate case filed in April 2009, the need for capital expenditures and various other factors.
OTHER NON-REPORTABLE BUSINESS SEGMENTS
RESULTS OF OPERATIONS
The table below summarizes the income (loss) for the Other non-reportable segments in the last three years.

	2009	2008	2007
	- Millions of Dollars -

UniSource Energy Parent Company	$(6)	$(5)	$(5)
Millennium	3	—	1
UED	5	3	—

Total Other Net Loss	$2	$(2)	$(4)

UniSource Energy Parent Company
UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes and the UniSource Credit Agreement. In 2009, UniSource Energy had capital expenditures of $8 million related to the purchase of land and site development to construct a new headquarters building.
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
In March 2009, UED entered into a 364-day $30 million term loan facility that is guaranteed by UniSource Energy and is secured by substantially all of the assets of UED, which primarily consist of BMGS and a mortgage on UED’s leasehold interest in the real property on which BMGS is located. UED used the loan proceeds to pay a $30 million dividend to UniSource Energy, which in turn made a capital contribution to TEP. UED has the option of paying interest at LIBOR plus 3% or an alternate base rate plus 2%. As of December 31, 2009, UED owed $26 million under this term loan facility. In February 2010, UED made an additional borrowing under the facility, resulting in $35 million of outstanding debt, and extended the maturity of the debt for two years to March 2012. The loan proceeds were used to pay a $9 million dividend to UniSource Energy.
In 2009 and 2008, UED recorded after-tax income of $5 million and $3 million, respectively, related to the operation of BMGS.
In 2008, UED made distributions to UniSource Energy of less than $1 million. The $30 million dividend paid in 2009 represented a return of capital distribution, as did $4 million of the $9 million dividends paid in February 2010.

FACTORS AFFECTING RESULTS OF OPERATIONS
Millennium Investments
Millennium is in the process of exiting its remaining investments which may yield gains or losses. At December 31, 2009, Millennium’s key assets included: a $15 million note receivable related to the sale of Sabinas; a $10 million investment balance in various energy technology projects; and $7 million in cash.
In June 2009, Millennium finalized a sale of its 50% interest in Sabinas to Mimosa. The terms called for an upfront $5 million payment to Millennium which was received in January 2009. Other key terms of the transaction include a three year, 6% interest-bearing, collateralized $15 million note from Mimosa. In June 2009, Millennium recorded a $6 million pre-tax gain on the sale.
Millennium made $3 million in dividend payments to UniSource Energy in 2009, $25 million in 2008 and $15 million in 2007. In January 2010, Millennium made a $4 million dividend payment to UniSource Energy. All of these dividends represented return of capital distributions. Millennium’s remaining commitment for all of its investments combined is less than $1 million, which is expected to be funded over the next one to two years.
The following table sets forth, by level within the fair value hierarchy, Millennium’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
December 31, 2009
- Millions of Dollars -

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Investments	$4	$—	$6	$10
Level 1 Investments represent the fair value of money market funds based on observable market prices. Level 3 Investments represent Millennium’s equity investment in unregulated businesses that, in the absence of readily ascertainable market values, is based on the investment partners’ valuations.
CRITICAL ACCOUNTING POLICIES
In preparing financial statements under Generally Accepted Accounting Principles (GAAP), management exercises judgment in the selection and application of accounting principles, including making estimates and assumptions. UniSource Energy and TEP consider Critical Accounting Policies to be those that could result in materially different financial statement results if our assumptions regarding application of accounting principles were different. UniSource Energy and TEP describe their Critical Accounting Policies below. Other significant accounting policies and recently issued accounting standards are discussed in Note 1 of Notes to Consolidated Financial Statements — Nature of Operations and Summary of Significant Accounting Estimates.
Accounting for Rate Regulation
TEP, UNS Gas and UNS Electric generally use the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles require special accounting treatment for regulated companies to show the effect of regulation. For example, in setting retail rates for TEP, UNS Gas and UNS Electric, the ACC may not allow TEP, UNS Gas or UNS Electric to currently charge their customers to recover certain expenses, but instead may require that these expenses be charged to customers in the future. In this situation, regulatory accounting requires that TEP, UNS Gas and UNS Electric defer these items and show them as regulatory assets on the balance sheet until TEP, UNS Gas and UNS Electric are allowed to charge their customers. TEP, UNS Gas and UNS Electric then amortize these items as expense to the income statement as these charges are recovered from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced.

TEP
Upon approval by the ACC of a settlement agreement in November 1999, TEP discontinued application of regulatory accounting for its generation operations. Beginning in December 2008, as a result of the 2008 TEP rate order, TEP reapplied regulatory accounting to its generation related operations. Throughout this period, TEP continued to apply regulatory accounting to its transmission and distribution operations.
TEP’s generation, transmission and distribution regulatory liabilities, net of regulatory assets, totaled $42 million at December 31, 2009. If TEP stopped applying regulatory accounting to its remaining regulated operations, it would write off the related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. TEP regularly assesses whether it can continue to apply regulatory accounting to its cost-based rate regulated operations. Expectations of future recovery are generally based on orders issued by regulatory commissions or historical experience. There are no current or expected proposals or changes in the regulatory environment that impact the probability of future recovery of these assets.
UNS Gas and UNS Electric
UNS Gas’s regulatory liabilities, net of regulatory assets, totaled $19 million at December 31, 2009. UNS Electric’s regulatory liabilities, net of regulatory assets, totaled $4 million at December 31, 2009. UNS Gas and UNS Electric regularly assess whether they can continue to apply regulatory accounting to their cost-based rate regulated operations. If UNS Gas and UNS Electric stopped applying regulatory accounting to their regulated operations, they would write off the related balances of regulatory assets as an expense and regulatory liabilities as income on their income statements. There are no current or expected proposals or changes in the regulatory environment that impact the probability of future recovery of these assets.
Accounting for Asset Retirement Obligations
TEP
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
In 2004, TEP, Phelps Dodge Energy Services, LLC and PNM Resources, Inc. each purchased from Duke Energy North America, LLC a one-third interest in a limited liability company which owns the natural gas-fired Luna Energy Facility (Luna) in Southern New Mexico. Luna is a 570-MW combined cycle plant and was placed into commercial operation in April 2006. See Item 1. — Business, TEP, Generating and Other Resources, Future Generating Resources. The new owners assumed asset retirement obligations to remove certain piping and evaporation ponds and to restore the ground to its original condition. TEP has estimated its share of the obligations will be approximately $2 million at the date of retirement.

As of December 31, 2009, TEP had a liability of $5 million associated with its final asset retirement obligations.
TEP has various transmission and distribution lines that operate under leases and rights-of-way that contain end dates and restrictive clauses. TEP operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As such there are no legal obligations that require application of the accounting requirements for asset retirement obligations. Nevertheless, included in the revenue requirement underlying the Company’s electric service rates is a component of depreciation expense intended to enable TEP to accrue for such future costs of retiring assets for which no legal obligations exists. The accumulated balance of such accruals, less actual removal costs incurred, net of salvage proceeds realized, is reported as a regulatory liability. As of December 31, 2009, such liability is reported as $163 million.
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
For the net cost of removal for interim retirements from transmission, distribution and general plant, UNS Gas accrued $20 million as of December 31, 2009. UNS Electric accrued $12 million as of December 31, 2009. The amounts are recorded as regulatory liabilities.
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
TEP
TEP is required to recognize the underfunded status of its defined benefit pension and other postretirement plans as a liability. The underfunded status is measured as the difference between the fair value of the plans assets and the projected benefit obligation for pension plans or accumulated postretirement benefit obligation for other postretirement benefit plans. We expect volatility in the liability recognized in the balance sheet in future years as the funded status of our plans can change significantly due to discount rate changes and investment and actuarial experience. TEP recorded the underfunded amount at December 31, 2009 of $58 million for its pension obligations and $69 million for its other post-retirement obligations as a liability and a regulatory asset to reflect expected recovery of pension and other post-retirement costs through rates.
TEP is required to measure the funded status of its pension plans as of the date of its year-end balance sheet, beginning with the year ended December 31, 2008. On January 1, 2008, TEP recorded a reduction to retained earnings of less than $1 million to move the measurement date from December 1 to December 31 for all of its pension and other postretirement plans.
TEP discounted its future pension plan obligations at 6.3% at December 31, 2009 and its other postretirement plan obligations at a rate of 6%. TEP determines the discount rate annually based on the rates currently available on high-quality, non-callable, long-term bonds. TEP looks to bonds that receive one of the two highest ratings given by a recognized rating agency whose future cash flows match the timing and amount of expected future benefit payments. For TEP’s pension plans, a 25-basis point change in the discount rate would increase or decrease the projected benefit obligation (PBO) by approximately $7 million and the 2010 plan expense by $1 million. For TEP’s other postretirement benefit plan, a 25-basis point change in the discount rate would increase or decrease the accumulated postretirement benefit obligation (APBO) by approximately $2 million. A 25-basis point change in the discount rate would impact plan expense by less than $1 million.

TEP calculates the market-related value of plan assets using the fair value of plan assets on the measurement date. TEP assumed that its plans’ assets would generate a long-term rate of return of 7.5% at December 31, 2009. In establishing its assumption as to the expected return on plan assets, TEP reviews the plans’ asset allocation and develops return assumptions for each asset class based on advice from an investment consultant and the plans’ actuary that includes both historical performance analysis and forward looking views of the financial markets. Pension expense decreases as the expected rate of return on plan assets increases. A 25-basis point change in the expected return on plan assets would impact pension expense in 2010 by less than $1 million.
TEP used a current year health care cost trend rate of 7.9% in valuing its postretirement benefit obligation at December 31, 2009. This rate reflects both market conditions and the plan’s experience. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would change the postretirement benefit obligation by approximately $5 million and the related plan expense in 2010 by less than $1 million.
TEP will record pension expense of approximately $12 million and other postretirement benefit expense of $5 million ratably through 2010, of which approximately $2 million will be capitalized. TEP expects to make pension plan contributions of $20 million in 2010. In 2009, TEP established a Voluntary Employee Beneficiary Association (VEBA) to fund its other postretirement benefit plan. TEP expects to make benefit payments to retirees under the postretirement benefit plan of approximately $5 million in 2010 and contributions to the VEBA trust of $1 million in 2010.
UNS Gas and UNS Electric
UNS Gas and UNS Electric discounted their future pension plan obligations using a rate of 6.3% at December 31, 2009. For UNS Gas and UNS Electric’s pension plan, a 25-basis point change in the discount rate would impact the benefit obligation and 2010 pension expense by less than $1 million. UNS Gas and UNS Electric will record pension expense of $2 million in 2010, of which less than $1 million will be capitalized. UNS Gas and UNS Electric expects to make combined pension plan contributions of $2 million in 2010.
UNS Gas and UNS Electric discounted their other postretirement plan obligations using a rate of 6% at December 31, 2009. UNS Gas and UNS Electric will record postretirement medical benefit expense and make benefit payments to retirees under the postretirement benefit plan of less than $1 million in 2010.
Accounting for Derivative Instruments, Trading Activities and Hedging Activities
Commodity Derivative Contracts
TEP, UNS Electric and UNS Gas enter into forward contracts to purchase or sell a specified amount of capacity or energy at a specified price over a given period of time, typically for one month, three months, or one year, within established limits to take advantage of favorable market opportunities. In general, TEP enters into forward purchase contracts when market conditions provide the opportunity to purchase energy for its load at prices that are below the marginal cost of its supply resources or to supplement its own resources (e.g., during plant outages and summer peaking periods). TEP enters into forward sales contracts when it forecasts that it has excess supply and the market price of energy exceeds its marginal cost. TEP and UNS Gas also enter into forward gas commodity price swap agreements to lock in fixed prices on a portion of forecasted summer gas purchases.
As a result of the 2008 TEP Rate Order, which permits recovery in the PPFAC of hedging transactions, unrealized gains and losses on commodity derivative contracts entered into for retail customer load are recorded as either a regulatory asset or regulatory liability. UNS Electric and UNS Gas are also permitted to record unrealized gains and losses on commodity derivative contracts as either a regulatory asset or regulatory liability. There are no current or expected proposals or changes in the regulatory environment that impact the probability of future recovery of these assets through the PPFAC or PGA mechanisms.

Interest Rate Swaps
TEP hedges the cash flow risk associated with unfavorable changes in the variable interest rates related to LIBOR on the Springerville Common Facilities Lease. TEP entered into swaps that had the effect of converting approximately $30 million and $35 million of variable rate lease debt payments for the Springerville Common Facilities Lease to a fixed rate from May 2009 through July 1, 2014, and June 2006 through January 2, 2020, respectively. In August 2009, TEP entered into a swap that had the effect of converting $50 million of variable rate industrial development bonds to a fixed rate from September 2009 through September 2014. At December 31, 2009, the fair value of these interest rate swaps is a liability of $6 million.
Commodity Cash Flow Hedge
TEP hedges the cash flow risk associated with a six-year power wholesale supply agreement using a six-year power purchase swap agreement. Unrealized gains and losses are recorded in Accumulated Other Comprehensive Income (AOCI). At December 31, 2009, the fair value of this contract is a liability of $1 million.
The market prices used to determine fair values for TEP, UNS Electric and UNS Gas’ derivative instruments at December 31, 2009, are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value.
TEP, UNS Gas and UNS Electric manage the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using a standardized agreement, which allows for the netting of current period exposures to and from a single counterparty.
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk, Commodity Price Risk.
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
Plant Asset Depreciable Lives — TEP, UNS Gas and UNS Electric
We calculate depreciation expense based on our estimate of the useful lives of our plant assets. The estimated useful lives, and resulting depreciation rates presently used to calculate depreciation expense for electric generation and distribution assets for TEP, UNS Gas and UNS Electric have been approved by the ACC in prior rate decisions. Depreciation rates for such assets cannot be changed without ACC approval. Depreciation rates for electric transmission assets fall under the jurisdiction of the FERC.
In January 2010, TEP obtained an updated depreciation study which indicated that its transmission assets depreciable lives should be extended. As a result, TEP adopted new transmission depreciation rates effective January 2010 which will have the effect of reducing depreciation expense by approximately $14 million annually.
Deferred Tax Valuation
Due to the differences between GAAP and income tax laws, many transactions are treated differently for income tax purposes than they are in the financial statements. This difference is accounted for by recording deferred income tax assets and liabilities on our balance sheets. These assets and liabilities are recorded using the income tax rates in effect on the balance sheet date.

Federal and state income tax credits are treated as a reduction to income tax expense in the year the credit arises.
Prior to 1990, we flowed through to ratepayers certain accelerated tax benefits related to utility plant as the benefits were recognized on the income tax return. Income Taxes Recoverable Through Future Rates on the balance sheet reflects the future revenues due us from ratepayers as these tax benefits reverse. See Note 2.
Consolidated income tax liabilities are allocated to subsidiaries based on their taxable income and deductions as reported in the consolidated tax return.
UniSource Energy and TEP record net interest expense associated with uncertain tax positions as Interest Expense in the income statements. No income tax penalties have been accrued.
At December 31, 2009, TEP had no valuation allowance. See Note 9 of Notes to Consolidated Financial Statements.
As of December 31, 2009, UniSource Energy’s deferred income tax assets include $8 million related to unregulated investment losses of Millennium. These losses have not been reflected on UniSource Energy’s consolidated income tax returns. If UniSource Energy were unable to recognize such losses through its consolidated income tax return in the foreseeable future, UniSource Energy would be required to write off these deferred tax assets.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The following recently issued accounting standards are not yet reflected in the UniSource Energy and TEP financial statements:
•	The FASB issued authoritative guidance for transfers of financial assets that clarify and change the criteria for a transfer to be accounted for as a sale, change the amount of a recognized gain/loss on a sale when beneficial interests are received by the transferor, and requires extensive disclosures. This standard is effective for interim and annual periods beginning January 1, 2010. To date, we have not participated in any transfers to which this guidance is applicable.

•	The FASB issued authoritative guidance for variable interest entities requiring an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard did not have a material impact on our financial statements on adoption on January 1, 2010.

•	The FASB issued authoritative guidance for multiple deliverable revenue arrangements that provides another alternative for determining the selling price of deliverables and eliminates the residual method of allocating consideration. In addition, this pronouncement requires expanded Quantitative and Qualitative disclosures and is effective for revenue arrangements entered into after January 1, 2011. We are evaluating the impact of this pronouncement.

•	The FASB issued amendments that require some new disclosures and clarify some existing disclosure requirements about fair value measurements. The amendments are effective for interim and annual reporting periods beginning January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in level 3 fair value measurements, which are effective for interim and annual reporting periods beginning January 1, 2011. We are evaluating the impact of these new and revised disclosures on our financial statements.
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
Risk Management Committee
We have a Risk Management Committee responsible for the oversight of commodity price risk and credit risk related to the wholesale energy marketing activities of TEP and the fuel and power procurement activities at TEP, UNS Gas and UNS Electric. Our Risk Management Committee, which meets on a quarterly basis and as needed, consists of officers from the finance, accounting, legal, wholesale marketing, transmission and distribution operations, and generation operations departments of UniSource Energy. To limit TEP, UNS Gas and UNS Electric’s exposure to commodity price risk, the Risk Management Committee sets trading and hedging policies and limits, which are reviewed frequently to respond to constantly changing market conditions. To limit TEP, UNS Gas and UNS Electric’s exposure to credit risk, the Risk Management Committee reviews counterparty credit exposure as well as credit policies and limits.
Interest Rate Risk
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations. At December 31, 2009 and December 31, 2008, TEP had $459 million in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest rate payable under the indentures for these bonds is 10% on the 2008 Pima B Bonds and 20% on the other $329 million in IDBs. The average interest rate on TEP’s variable rate debt (excluding letter of credit fees) was 0.41% in 2009 and 2.11% in 2008. The average weekly interest rate ranged from 0.25% to 0.79% in 2009 and 0.55% to 8.09% during 2008. The peak average interest rate of 8.09% occurred in September 2008 when the short-term debt markets began to experience significant disruptions following the bankruptcy filing of Lehman Brothers Holdings, Inc. and the deterioration of creditworthiness of other large financial institutions. Although short-term markets were less volatile in 2009, TEP may still be subject to volatility in its tax-exempt variable rate debt. A 100 basis point increase in average interest rates on this debt, over a twelve month period, would result in a decrease in TEP’s pre-tax net income of approximately $5 million.

To reduce its exposure to variable interest rate risk, in August 2009, TEP entered into an interest rate swap that had the effect of converting $50 million of variable rate industrial revenue bonds to a fixed rate of 2.4% from September 2009 through September 2014. To further reduce its variable interest rate exposure, in January 2010, TEP converted the interest rate on its $130 million principal amount of 2008 Pima B Bonds from a variable rate to a fixed rate of 5.75% through maturity in 2029.
At December 31, 2009 and 2008, TEP’s debt also included variable rate lease debt totaling $65 million related to its Springerville Common Facilities Leases. The notes underlying the leases mature in June 2017 and January 2020. Interest is payable at six-month LIBOR plus an applicable spread. The applicable spread was 1.625% at December 31, 2009 and 1.5% at December 31, 2008.
In June 2006 and May 2009, TEP entered into interest rate swaps to hedge the floating interest rate risk associated with the Springerville Common Facilities lease debt. The swaps have the effect of fixing the interest rates on the amortizing principal balances as follows:

Outstanding at Dec. 31, 2009	Fixed Rate	LIBOR Spread
$35 million	5.77%	1.625%
$23 million	3.18%	1.625%
$7 million	3.32%	1.625%
To adjust the value of TEP’s interest rate swaps, classified as a cash flow hedge, to fair value in Other Comprehensive Income, TEP recorded the following net unrealized gains (losses):

	2009	2008	2007
	- In Millions-
Unrealized Gains (Losses)	$1	$(5)	$(1)
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
Marketable Securities Risk
UniSource Energy has a short-term investment policy which governs the investment of excess cash balances by UniSource Energy and its subsidiaries. We review this policy periodically in response to market conditions to adjust, if necessary, the maturities and concentrations by investment type and issuer in the investment portfolio. As of December 31, 2009, UniSource Energy’s short-term investments consisted of highly-rated and liquid money market funds, commercial paper, and certificates of deposit. These short-term investments are classified as Cash and Cash Equivalents on the Balance Sheet.
At December 31, 2009 and 2008, TEP had marketable securities comprised of investments in lease debt and equity with an estimated fair value of $132 million and $127 million, respectively. At December 31, 2009 and 2008, the fair value exceeded the carrying value by $8 million and $17 million, respectively. These securities represent TEP’s investments in lease debt and equity underlying certain of TEP’s capital lease obligations. Changes in the fair value of such debt securities do not present a material risk to TEP, as TEP intends to hold these investments to maturity.

Commodity Price Risk
TEP
TEP is exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas, coal and emission allowances. Beginning January 1, 2009, this risk is mitigated through a PPFAC mechanism which fully recovers the actual retail fuel and purchased power costs incurred on a timely basis from TEP’s retail customers. The PPFAC mechanism has a forward component and a true-up component. The forward component of the PPFAC rate is based on forecasted fuel and purchased power costs. The true-up component reconciles actual fuel and purchased power costs with the amounts collected in the prior year and any amounts under/over-collected will be collected from/credited to customers. If the actual price of power is higher than the forecasted PPFAC rate, TEP is exposed to the price difference until the subsequent 12-month period when the true-up component is adjusted to allow the recovery of this difference. In 2009, the ACC approved a PPFAC rate of 0.18 cents per kWh, resulting in total fuel and purchased power recovery of approximately 3.08 cents per kWh.
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
The majority of TEP’s forward contracts are considered to be “normal purchases and sales” of electric energy and are therefore not accounted for as derivatives. TEP records revenues on its “normal sales” and expenses on its “normal purchases” in the period in which the energy is delivered. From time to time, however, TEP enters into forward contracts that meet the definition of a derivative. When TEP has derivative forward contracts, it marks them to market using actively quoted prices obtained from brokers for power traded over-the-counter at Palo Verde and at other Southwestern U.S. trading hubs. TEP believes that these broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of TEP’s positions because of the short-term nature of TEP’s positions, as limited by risk management policies, and the liquidity in the short-term market.
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
As required by fair value accounting rules, for the year ended December 31, 2009, TEP considered the impact of non-performance risk in the measurement of fair value of its derivative assets and derivative liabilities net of collateral posted. The adjustment required for TEP was less than $0.5 million at December 31, 2009.

To adjust the value of its commodity derivatives to fair value in Regulatory Assets or Regulatory Liabilities, TEP recorded the following net unrealized gains (losses):

	2009	2008	2007
	- In Millions-
Unrealized Gains (Losses)	$11	$(19)	$—
The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.
Unrealized Gain (Loss) of TEP’s
Hedging and Trading Activities
- Millions of Dollars -

				Total
	Maturity 0–6	Maturity 6–12	Maturity	Unrealized
Source of Fair Value At Dec. 31, 2009	months	months	over 1 yr.	Gain (Loss)
Prices actively quoted	$(1)	$(3)	$(1)	$(5)
Prices based on models and other valuation methods	—	—	(4)	(4)

Total	$(1)	$(3)	$(5)	$(9)

Sensitivity Analysis of Derivatives
TEP uses sensitivity analysis to measure the impact of favorable and unfavorable changes in market prices on the fair value of its derivative forward contracts. Beginning in December 2008, as a result of the 2008 TEP Rate Order, which permits the recovery of prudent costs associated with hedging contracts through the PPFAC, unrealized gains and losses are recorded as either a regulatory asset or regulatory liability. As contracts settle, the unrealized gains and losses are reversed and realized gains or losses are recorded to the PPFAC. The chart below summarizes the change in unrealized gains or losses if market prices increase or decrease by 10%.

	- Millions of Dollars -
Change in Market Price As of December 31, 2009	10% Increase	10% Decrease
Non-Cash Flow Hedges
Forward power sales and purchase contracts	$—	$—
Gas swap agreements	3	(3)

Cash Flow Hedges
Forward power sales and purchase contracts	$1	$(1)
Gas swap agreements	—	—
Coal
TEP is subject to commodity price risk from changes in the price of coal used to fuel its coal-fired generating plants.
In 2003, TEP amended and extended the long-term coal supply contract for Springerville Units 1 and 2 through 2020 and expects coal reserves to be sufficient to supply the estimated requirements for Units 1 and 2 for their presently estimated remaining lives. During the extension period from 2011 through 2020, the coal price will be determined by the cost of Powder River Basin coal delivered to Springerville Unit 3 subject to a floor and ceiling. Based on current coal market conditions, this range would be from $24 to $30 per ton. TEP estimates its future minimum annual payments under this contract to be $45 million in 2010, the initial contract expiration date, and $14 million from 2011 through 2020. TEP’s coal transportation contract at Springerville runs through June of 2011. TEP estimates minimum annual payments under this contract to be $13 million in 2010 and $7 million in 2011.
TEP does not have a long-term coal supply contract from Sundt Unit 4, however it has adequate coal inventory through 2010. Coal burned at Sundt Unit 4 represents less than 10% of TEP’s total coal consumption. The long-term rail contract for Sundt Unit 4 is in effect until the earliest of 2015, the remaining life of Sundt Unit 4 or the life of the coal mine. This rail contract requires TEP to transport at least 75,000 tons of coal per year through 2015 at an estimated annual cost of $2 million or to make a minimum payment of $1 million.

TEP also participates in jointly-owned generating facilities at Four Corners, Navajo and San Juan, where coal supplies are under long-term contracts administered by the operating agents. TEP expects coal reserves available to these three jointly-owned generating facilities to be sufficient for the remaining lives of the stations.
The contracts to purchase coal for use at the jointly-owned facilities require TEP to purchase minimum amounts of coal at an estimated average annual cost of $23 million for the next five years. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Contractual Obligations and Note 4 of Notes to Consolidated Financial Statements — Commitments and Contingencies, TEP Commitments, Purchase and Transportation Commitments.
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
As required by fair value accounting rules, for the year ended December 31, 2009, UNS Gas considered the impact of non-performance risk in the measurement of fair value of its derivative assets and derivative liabilities net of collateral posted. The adjustment required for UNS Gas was less than $0.5 million at December 31, 2009.
For UNS Gas’ forward gas purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses reported as a regulatory asset of $3 million, while a 10% increase in market prices would result in a decrease in unrealized net losses reported as a regulatory asset of $3 million.
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
UNS Electric enters into various power supply agreements for periods of one to five years. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices. UNS Electric estimates its future minimum payments under these contracts to be $67 million in 2010, $23 million in 2011, $14 million in 2012, and $47 million in 2013, based on natural gas prices at the date of the contracts.
Because a portion of the costs under these contracts will vary from period to period based on the market price of gas, the PPFAC, as currently structured, may not provide recovery of the costs incurred under these new contracts on a timely basis.
For UNS Electric’s forward power sales and purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses reported as a regulatory asset of $11 million, while a 10% increase in market prices would result in a decrease in unrealized net losses reported as a regulatory asset of $11 million.
UNS Electric hedges a portion of its natural gas exposure from gas-indexed purchase power agreements with fixed price contracts. In addition, UNS Electric hedges a portion of its anticipated natural gas exposure from plant fuel. UNS Electric currently has approximately 53% of this aggregate summer exposure hedged for the summer of 2010. UNS Electric will obtain its remaining gas and purchased power needs through a combination of additional forward purchases and purchases in the short-term and spot markets.

As required by fair value accounting rules, for the year ended December 31, 2009, UNS Electric considered the impact of non-performance risk in the measurement of fair value of its derivative assets and derivative liabilities net of collateral posted. The adjustment required for UNS Electric was less than $0.5 million at December 31, 2009.
For UNS Electric’s forward gas purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses reported as a regulatory asset of $1 million, while a 10% increase in market prices would result in a decrease in unrealized net losses reported as a regulatory asset of $1 million.
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
During the last three years, financial institution counterparties have become active participants in the wholesale energy markets. TEP, UNS Electric and UNS Gas have each entered into short-term and long-term transactions with several financial institution counterparties with terms of one month through five years. Due to the recent turmoil in the financial and credit markets, we have been closely monitoring our transactions with financial institutions. As of December 31, 2009, the combined credit exposure to TEP, UNS Electric and UNS Gas from financial institution counterparties was less than $1 million.
As of December 31, 2009, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $20 million, including $7 million of inter-company exposure to UNS Electric. TEP had 2 non-investment grade counterparties with exposure of greater than 10% of its total credit exposure, totaling approximately $6 million. TEP’s total exposure to non-investment grade counterparties was $7 million.
TEP maintains a margin account with a broker to support certain risk management and trading activities. At December 31, 2009, TEP had less than $1 million in that margin account. At December 31, 2009, TEP had $1 million in credit enhancements posted with counterparties, and did not hold any collateral from its counterparties.
UNS Gas is subject to credit risk from non-performance by its supply and hedging counterparties to the extent that these contracts have a mark-to-market value in favor of UNS Gas. As of December 31, 2009, UNS Gas had purchased under fixed price contracts approximately 35% of its expected consumption for the 2010/2011 winter season. At December 31, 2009, UNS Gas had no mark-to-market credit exposure under its supply and hedging contracts. As of December 31, 2009, UNS Gas had posted $2 million in cash collateral and no letters of credit as credit enhancements with its counterparties, and did not hold any collateral from counterparties.
UNS Electric enters into energy purchase agreements as well as gas hedging contracts to hedge the risk in its gas-indexed power purchase agreements. To the extent that such contracts have a positive mark-to-market value, UNS Electric is exposed to credit risk under those contracts. At December 31, 2009, UNS Electric had no credit exposure under such contracts. As of December 31, 2009, UNS Electric had posted $11 million in letters of credit and no cash collateral as credit enhancements with its counterparties and had not collected any collateral margin from its counterparties.

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
Management assessed the effectiveness of the UniSource Energy Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on management’s assessment using those criteria, management has concluded that, as of December 31, 2009, UniSource Energy Corporation’s internal control over financial reporting was effective.
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
Management assessed the effectiveness of Tucson Electric Power Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on management’s assessment using those criteria, management has concluded that, as of December 31, 2009, Tucson Electric Power Company’s internal control over financial reporting was effective.
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
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of UniSource Energy Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007.
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

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
Phoenix, Arizona
February 25, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Tucson Electric Power Company:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Tucson Electric Power Company and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Phoenix, Arizona
February 25, 2010

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	- Thousands of Dollars -
	(Except Per Share Amounts)

Operating Revenues
Electric Retail Sales	$1,047,619	$988,612	$983,993
Provision for Rate Refunds — CTC Revenue	—	(58,092)	—

Net Electric Retail Sales	1,047,619	930,520	983,993
Electric Wholesale Sales	128,627	236,300	196,233
California Power Exchange (CPX) Provision for Wholesale Refunds	(4,172)	—	—
Gas Revenue	144,609	163,977	148,598
Other Revenues	77,741	66,714	52,549

Total Operating Revenues	1,394,424	1,397,511	1,381,373

Operating Expenses
Fuel	298,655	299,987	297,037
Purchased Energy	294,584	442,210	347,377
Transmission	10,181	19,214	15,648
Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	(17,091)	(10,975)	5,259

Total Fuel and Purchased Energy	586,329	750,436	665,321
Other Operations and Maintenance	333,887	295,658	242,264
Depreciation and Amortization	176,018	147,690	140,638
Amortization of Transition Recovery Asset	—	23,945	77,681
Taxes Other Than Income Taxes	45,857	39,339	47,836

Total Operating Expenses	1,142,091	1,257,068	1,173,740

Operating Income	252,333	140,443	207,633

Other Income (Deductions)
Interest Income	12,072	11,011	18,828
Other Income	18,063	7,838	7,622
Other Expense	(5,292)	(9,286)	(4,380)

Total Other Income (Deductions)	24,843	9,563	22,070

Interest Expense
Long-Term Debt	58,134	70,227	73,095
Capital Leases	49,270	52,511	59,227
Other Interest Expense	3,468	1,837	5,480
Interest Capitalized	(2,302)	(5,565)	(5,551)

Total Interest Expense	108,570	119,010	132,251

Income Before Income Taxes	168,606	30,996	97,452
Income Tax Expense	64,348	16,975	39,079

Net Income	$104,258	$14,021	$58,373

Weighted-Average Shares of Common Stock Outstanding (000)	35,858	35,632	35,486

Basic Earnings per Share	$2.91	$0.39	$1.64

Diluted Earnings per Share	$2.69	$0.39	$1.57

Dividends Declared per Share	$1.16	$0.96	$0.90

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	- Thousands of Dollars -

Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$1,145,051	$1,079,964	$1,061,994
Cash Receipts from Electric Wholesale Sales	175,679	353,618	301,616
Cash Receipts from Gas Sales	163,441	182,271	165,678
Cash Receipts from Operating Springerville Unit 3	49,386	53,495	38,887
Cash Receipts from Operating Springerville Unit 4	19,565	4,162	—
Interest Received	13,470	17,246	19,197
Performance Deposits Received	34,630	34,404	12,549
Income Tax Refunds Received	20,242	22,355	1,016
Other Cash Receipts	15,441	15,137	14,603
Sale of Excess Emission Allowances	24	1,494	14,861
Refund of Disputed Transmission Costs	—	10,665	—
Purchased Energy Costs Paid	(334,481)	(577,588)	(450,197)
Fuel Costs Paid	(300,810)	(292,646)	(283,439)
Payment of Other Operations and Maintenance Costs	(236,184)	(196,860)	(158,057)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(161,574)	(154,548)	(151,074)
Wages Paid, Net of Amounts Capitalized	(122,245)	(108,504)	(106,097)
Interest Paid, Net of Amounts Capitalized	(54,641)	(58,774)	(68,446)
Performance Deposits Paid	(22,260)	(48,520)	(7,900)
Capital Lease Interest Paid	(38,598)	(43,828)	(54,315)
Income Taxes Paid	(9,050)	(9,900)	(20,923)
Excess Tax Benefit from Stock Options Exercised	(3,256)	(633)	(541)
Other Cash Payments	(6,520)	(5,999)	(6,646)

Net Cash Flows — Operating Activities	347,310	277,011	322,766

Cash Flows from Investing Activities
Capital Expenditures	(287,104)	(357,324)	(245,366)
Payments for Investment in Springerville Lease Debt	(31,375)	—	—
Prepayment Deposit on UED Short-Term Debt	(3,625)	—	—
Deposit — Collateral Trust Bond Trustee	—	(133,111)	—
Proceeds from Investment in Springerville Lease Debt	12,736	24,918	27,732
Other Proceeds from Investing Activities	331	5,137	4,475
Return of Investment from Millennium Energy Businesses	8,333	839	12
Insurance Proceeds for Replacement Assets	4,928	8,035	—
Investment in and Loans to Equity Investees	(207)	(600)	(845)
Other Payments for Investing Activities	(661)	(711)	(3,413)

Net Cash Flows — Investing Activities	(296,644)	(452,817)	(217,405)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	203,000	242,000	205,000
Proceeds from Issuance of Short-Term Debt	30,000	—	—
Proceeds from Stock Options Exercised	3,441	1,969	1,980
Excess Tax Benefit from Stock Options Exercised	3,256	633	541
Other Cash Receipts	5,681	6,028	8,210
Proceeds from Issuance of Long-Term Debt	—	320,745	—
Repayments of Borrowings Under Revolving Credit Facilities	(198,000)	(237,000)	(218,000)
Payments of Capital Lease Obligations	(24,192)	(74,316)	(71,549)
Common Stock Dividends Paid	(41,429)	(34,043)	(31,784)
Repayment of Long-Term Debt	(6,000)	(76,000)	(6,000)
Payment of Debt Issue/Retirement Costs	(2,268)	(3,739)	(465)
Other Cash Payments	(2,405)	(5,672)	(7,162)

Net Cash Flows — Financing Activities	(28,916)	140,605	(119,229)

Net Increase(Decrease) in Cash and Cash Equivalents	21,750	(35,201)	(13,868)
Cash and Cash Equivalents, Beginning of Year	55,172	90,373	104,241

Cash and Cash Equivalents, End of Year	$76,922	$55,172	$90,373

Non-Cash Financing Activity
Repayment of UED Short-Term Debt	$(3,625)	$—	$—
Repayment of Collateral Trust Bonds	$—	$(128,300)	$—

See Note 17 for supplemental cash flow information.
See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$4,147,268	$3,870,493
Utility Plant Under Capital Leases	720,628	702,337
Construction Work in Progress	144,551	171,996

Total Utility Plant	5,012,447	4,744,826
Less Accumulated Depreciation and Amortization	(1,652,296)	(1,580,308)
Less Accumulated Amortization of Capital Lease Assets	(574,437)	(546,825)

Total Utility Plant — Net	2,785,714	2,617,693

Investments and Other Property
Investments in Lease Debt and Equity	132,168	126,672
Other	60,239	64,096

Total Investments and Other Property	192,407	190,768

Current Assets
Cash and Cash Equivalents	76,922	55,172
Accounts Receivable — Retail and Other	64,230	74,288
Accounts Receivable — Wholesale Sales	18,288	44,725
Unbilled Accounts Receivable	53,361	60,146
Allowance for Doubtful Accounts	(5,977)	(19,684)
Materials and Fuel Inventory	116,791	92,170
Prepayments	6,759	7,893
Derivative Instruments	2,653	3,437
Regulatory Assets — Derivative Instruments	17,841	38,276
Regulatory Assets — Other	23,931	23,299
Deferred Income Taxes — Current	52,355	61,398
Income Tax Receivable	620	12,720
Interest Receivable on Capital Lease Debt Investment	5,081	4,491
Collateral Posted	1,750	14,120
Other	11,700	9,635

Total Current Assets	446,305	482,086

Regulatory and Other Assets
Income Taxes Recoverable Through Future Revenues	18,144	19,814
Regulatory Assets — Pension and Other Postretirement Benefits	84,149	112,035
Regulatory Assets — Derivative Instruments	9,503	18,324
Regulatory Assets — Other	35,529	39,395
Derivative Instruments	4,498	3,113
Other Assets	24,993	26,339

Total Regulatory and Other Assets	176,816	219,020

Total Assets	$3,601,242	$3,509,567

See Notes to Consolidated Financial Statements.
(Consolidated Balance Sheets Continued)

UNISOURCE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$750,865	$679,274
Capital Lease Obligations	488,349	513,517
Long-Term Debt	1,307,795	1,313,615

Total Capitalization	2,547,009	2,506,406

Current Liabilities
Current Obligations Under Capital Leases	40,441	18,334
Short-Term Borrowings	35,000	10,000
Current Maturities of Long-Term Debt	12,195	6,000
Accounts Payable	54,152	62,514
Accounts Payable — Purchased Power	44,838	49,146
Interest Accrued	41,396	43,440
Accrued Taxes Other than Income Taxes	36,698	36,746
Accrued Employee Expenses	27,545	26,859
Customer Deposits	25,978	22,656
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	24,258	25,665
Regulatory Liabilities — Other	17,971	8,161
Derivative Instruments	21,186	41,076
Other	3,960	1,460

Total Current Liabilities	385,618	352,057

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	227,199	178,089
Regulatory Liabilities — Net Cost of Removal for Interim Retirements	195,177	151,796
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	16,714	44,469
Derivative Instruments	19,489	29,849
Pension and Other Postretirement Benefits	123,476	157,769
Customer Advances for Construction	31,803	31,062
Other	54,757	58,070

Total Deferred Credits and Other Liabilities	668,615	651,104

Commitments and Contingencies (Note 4)

Total Capitalization and Other Liabilities	$3,601,242	$3,509,567

See Notes to Consolidated Financial Statements.
(Consolidated Balance Sheets Concluded)

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION

			December 31,
			2009	2008
			- Thousands of Dollars -
COMMON STOCK EQUITY

Common Stock-No Par Value			$696,206	$687,360
	2009	2008
Shares Authorized	75,000,000	75,000,000
Shares Outstanding	35,851,185	35,457,780
Accumulated Earnings (Deficit)			60,461	(1,231)
Accumulated Other Comprehensive Loss			(5,802)	(6,855)

Total Common Stock Equity			750,865	679,274

PREFERRED STOCK
No Par Value, 1,000,000 Shares Authorized, None Outstanding			—	—

CAPITAL LEASE OBLIGATIONS
Springerville Unit 1			320,843	306,553
Springerville Coal Handling Facilities			85,224	90,812
Springerville Common Facilities			109,499	108,516
Sundt Unit 4			13,077	25,400
Other			147	570

Total Capital Lease Obligations			528,790	531,851
Less Current Maturities			(40,441)	(18,334)

Total Long-Term Capital Lease Obligations			488,349	513,517

LONG-TERM DEBT

Issue	Maturity	Interest Rate
UniSource Energy:
Convertible Senior Notes	2035	4.50%	150,000	150,000
Credit Agreement	2011	Variable	40,000	58,000
Tucson Electric Power Company:
Variable Rate IDBs	2011	Variable	458,600	458,600
Unsecured IDBs	2020 – 2033	4.95% to 7.13%	445,015	445,015
UNS Gas and UNS Electric:
Senior Unsecured Notes	2011 – 2023	6.23% to 7.1%	200,000	200,000
Credit Agreement	2011	Variable	—	8,000
UED:
Secured Term Loan	2010	Variable	26,375	—
Total Stated Principal Amount			1,319,990	1,319,615

Less Current Maturities			(12,195)	(6,000)
Total Long-Term Debt			1,307,795	1,313,615

Total Capitalization			$2,547,009	$2,506,406

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders’
	Outstanding*	Stock	Earnings (Deficit)	Loss	Equity

Balances at December 31, 2006	35,190	$697,426	$(27,913)	$(15,364)	$654,149

Implementation of FIN 48			696		696

Comprehensive Income:
2007 Net Income			58,373		58,373

Decrease in Pension and Other Post-Retirement Benefit Liabilities (net of $3,929 income taxes)				5,993	5,993

Unrealized Loss on Cash Flow Hedges (net of $2,500 income taxes)				(3,813)	(3,813)

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $996 income taxes)				1,519	1,519

Total Comprehensive Income					62,072

Dividends	—	—	(31,784)		(31,784)
Shares Issued under Stock Compensation Plans	125	1,980			1980
Tax Benefit Realized from Stock-Based Compensation Plans	—	540			540
Other	—	2,422			2,422

Balances at December 31, 2007	35,315	702,368	(628)	(11,665)	690,075

Impact of Change in Pension Plan Measurement Date			(603)		(603)

Comprehensive Income (Loss):
2008 Net Income			14,021		14,021

Unrealized Loss on Interest Rate Swap
(net of $2,181 income taxes)				(3,326)	(3,326)

Reclassification of Unrealized Gain on Cash Flow Hedges to Regulatory Asset (net of $1,370 income taxes)				(2,089)	(2,089)

Reclassification of Unrealized Loss on Cash Flow Hedges to Net Income (net of $1,569 income taxes)				2,393	2,393

Employee Benefit Obligations
Amortization of net actuarial loss and prior service credit included in net periodic benefit cost (net of $158 income taxes)				(242)	(242)

Increase in SERP Liability (net of $108 income taxes)				(165)	(165)

Reclassification of Pension and Other Postretirement Benefit to Regulatory Asset (net of $5,401 income taxes)				8,239	8,239

Total Comprehensive Income					18,831

Dividends	—	(20,017)	(14,021)	—	(34,038)
Shares Issued under Stock Compensation Plans	143	1,969	—	—	1,969
Tax Benefit Realized from Stock-Based Compensation Plans	—	633	—	—	633
Other	—	2,407	—	—	2,407

Balances at December 31, 2008	35,458	687,360	(1,231)	(6,855)	679,274

Comprehensive Income:
2009 Net Income			104,258		104,258

Unrealized Loss on Cash Flow Hedges (net of $33 income taxes)				51	51

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $690 income taxes)				1,053	1,053

Employee Benefit Obligations
Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $33 income taxes)				(51)	(51)

Total Comprehensive Income					105,311

Dividends			(42,566)		(42,566)
Shares Issued under Deferred Compensation Plans	10	279			279
Shares Issued under Stock Compensation Plans — (net of shares redeemed for taxes)	383	2,541			2,541
Tax Benefit Realized from Stock-Based Compensation Plans		3,256			3,256
Other Stock-Based Compensation		2,770			2,770

Balances at December 31, 2009	35,851	$696,206	$60,461	$(5,802)	$750,865

* UniSource Energy has 75 million authorized shares of Common Stock.

We describe limitations on our ability to pay dividends in Note 8.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	- Thousands of Dollars -
Operating Revenues
Electric Retail Sales	$867,516	$805,528	$816,471
Provision for Rate Refunds — CTC Revenue	—	(58,092)	—

Net Electric Retail Sales	867,516	747,436	816,471
Electric Wholesale Sales	150,679	259,855	195,999
California Power Exchange (CPX) Provision for Wholesale Refunds	(4,172)	—	—
Other Revenues	82,688	71,962	58,033

Total Operating Revenues	1,096,711	1,079,253	1,070,503

Operating Expenses
Fuel	281,710	289,985	296,511
Purchased Power	142,252	238,024	140,498
Transmission	3,066	10,515	9,014
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(20,724)	—	—

Total Fuel and Purchased Energy	406,304	538,524	446,023
Other Operations and Maintenance	289,765	256,584	202,837
Depreciation and Amortization	152,901	126,040	119,811
Amortization of Transition Recovery Asset	—	23,945	77,681
Taxes Other Than Income Taxes	37,618	31,650	40,366

Total Operating Expenses	886,588	976,743	886,718

Operating Income	210,123	102,510	183,785

Other Income (Deductions)
Interest Income	11,471	9,900	16,073
Other Income	10,991	5,708	3,665
Other Expense	(2,904)	(6,249)	(3,296)

Total Other Income (Deductions)	19,558	9,359	16,442

Interest Expense
Long-Term Debt	36,226	47,456	50,230
Interest on Capital Leases	49,258	52,491	59,205
Other Interest Expense	1,571	1,367	4,538
Interest Capitalized	(1,752)	(4,675)	(2,744)

Total Interest Expense	85,303	96,639	111,229

Income Before Income Taxes	144,378	15,230	88,998
Income Tax Expense	55,130	10,867	35,542

Net Income	$89,248	$4,363	$53,456

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	- Thousands of Dollars -

Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$944,873	$883,423	$883,885
Cash Receipts from Electric Wholesale Sales	199,918	377,579	301,616
Cash Receipts from Operating Springerville Unit 3	49,386	53,495	38,887
Cash Receipts from Operating Springerville Unit 4	19,565	4,162	—
Interest Received	12,768	15,849	16,284
Income Tax Refunds Received	14,462	20,902	—
Reimbursement of Affiliate Charges	19,998	16,534	—
Refund of Disputed Transmission Costs	—	10,665	—
Performance Deposits Received	14,000	10,150	—
Sale of Excess Emission Allowances	24	1,494	16,975
Other Cash Receipts	10,101	7,774	7,931
Fuel Costs Paid	(282,653)	(284,830)	(283,440)
Purchased Power Costs Paid	(185,129)	(364,356)	(245,439)
Payment of Other Operations and Maintenance Costs	(223,760)	(185,206)	(144,753)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(124,053)	(117,611)	(116,641)
Wages Paid, Net of Amounts Capitalized	(97,289)	(84,857)	(82,661)
Capital Lease Interest Paid	(38,586)	(43,807)	(54,293)
Interest Paid, Net of Amounts Capitalized	(33,128)	(38,467)	(47,050)
Income Taxes Paid	(14,606)	—	(23,609)
Performance Deposits Paid	(14,000)	(10,150)	—
Other Cash Payments	(3,827)	(4,037)	(3,580)

Net Cash Flows — Operating Activities	268,064	268,706	264,112

Cash Flows from Investing Activities
Capital Expenditures	(235,485)	(294,940)	(162,539)
Payments for Investments in Lease Debt and Equity	(31,375)	—	—
Deposit — Collateral Trust Bond Trustee	—	(133,111)	—
Proceeds from Investments in Springerville Lease Debt	12,736	24,918	27,732
Insurance Proceeds for Replacement Assets	4,928	8,035	—
Other Cash Receipts	6	5,055	650
Other Cash Payments	(411)	(711)	(2,968)

Net Cash Flows — Investing Activities	(249,601)	(390,754)	(137,125)

Cash Flows from Financing Activities
Proceeds from Issuance of Long-Term Debt	—	220,745	—
Proceeds from Borrowings Under Revolving Credit Facility	171,000	170,000	160,000
Repayments of Borrowings Under Revolving Credit Facility	(146,000)	(170,000)	(180,000)
Payments of Capital Lease Obligations	(24,091)	(74,228)	(71,464)
Repayments of Long-Term Debt	—	(10,000)	—
Dividends Paid to UniSource Energy	(60,000)	(2,500)	(53,000)
Equity Investment from UniSource Energy	30,000	—	18,000
Other Cash Receipts	2,447	1,237	7,795
Payment of Debt Issue/Retirement Costs	(1,329)	(3,120)	(451)
Other Cash Payments	(1,347)	(3,421)	(968)

Net Cash Flows — Financing Activities	(29,320)	128,713	(120,088)

Net Increase (Decrease) in Cash and Cash Equivalents	(10,857)	6,665	6,899
Cash and Cash Equivalents, Beginning of Year	33,275	26,610	19,711

Cash and Cash Equivalents, End of Year	$22,418	$33,275	$26,610

Non-Cash Financing Activity — Repayment of Collateral Trust Bonds	$—	$(128,300)	$—

See Note 17 for supplemental cash flow information.
See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$3,584,308	$3,351,474
Utility Plant Under Capital Leases	719,922	701,631
Construction Work in Progress	113,390	145,457

Total Utility Plant	4,417,620	4,198,562
Less Accumulated Depreciation and Amortization	(1,582,442)	(1,531,611)
Less Accumulated Amortization of Capital Lease Assets	(573,853)	(546,332)

Total Utility Plant — Net	2,261,325	2,120,619

Investments and Other Property
Investments in Lease Debt and Equity	132,168	126,672
Other	31,813	31,291

Total Investments and Other Property	163,981	157,963

Current Assets
Cash and Cash Equivalents	22,418	33,275
Accounts Receivable — Retail and Other	46,894	53,091
Accounts Receivable — Wholesale	17,904	44,610
Unbilled Accounts Receivable	32,368	33,554
Allowance for Doubtful Accounts	(3,806)	(17,135)
Accounts Receivable — Due from Affiliates	5,218	16,614
Materials and Fuel Inventory	104,861	81,067
Prepayments	5,678	5,535
Derivative Instruments	5,043	5,129
Regulatory Assets — Derivative Instruments	3,696	14,242
Regulatory Assets — Other	23,330	22,834
Deferred Income Taxes — Current	50,789	59,615
Interest Receivable on Capital Lease Debt Investment	5,081	4,491
Other	11,313	10,554

Total Current Assets	330,787	367,476

Regulatory and Other Assets
Regulatory Assets — Pension and Other Postretirement Benefits	80,169	106,596
Regulatory Assets — Derivatives	4,631	5,400
Regulatory Assets — Other	34,203	38,180
Income Taxes Recoverable Through Future Revenues	18,144	19,814
Derivative Instruments	1,075	4,982
Other Assets	19,984	20,741

Total Regulatory and Other Assets	158,206	195,713

Total Assets	$2,914,299	$2,841,771

See Notes to Consolidated Financial Statements.
(Consolidated Balance Sheets Continued)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$643,144	$583,606
Capital Lease Obligations	488,311	513,370
Long-Term Debt	903,615	903,615

Total Capitalization	2,035,070	2,000,591

Current Liabilities
Current Obligations Under Capital Leases	40,332	18,231
Borrowings Under Revolving Credit Facility	35,000	10,000
Accounts Payable	48,631	56,001
Accounts Payable — Purchased Power	22,697	28,510
Accounts Payable — Due from Affiliates	3,694	3,610
Income Taxes Payable	—	2,057
Interest Accrued	33,970	35,828
Accrued Taxes Other than Income Taxes	28,404	27,679
Accrued Employee Expenses	24,409	23,990
Customer Deposits	18,125	15,902
Derivative Instruments	9,434	18,737
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	9,200	14,310
Regulatory Liability — Other	17,439	7,083
Other	1,363	1,204

Total Current Liabilities	292,698	263,142

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	217,316	180,098
Regulatory Liabilities — Net Cost of Removal for Interim Retirements	162,764	122,037
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	16,714	44,469
Derivative Instruments	11,195	18,794
Pension and Other Postretirement Benefits	116,991	149,955
Other	61,551	62,685

Total Deferred Credits and Other Liabilities	586,531	578,038

Commitments and Contingencies (Note 4)

Total Capitalization and Other Liabilities	$2,914,299	$2,841,771

See Notes to Consolidated Financial Statements.
(Consolidated Balance Sheets Concluded)

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

			December 31,
			2009	2008
			- Thousands of Dollars -
COMMON STOCK EQUITY
Common Stock—No Par Value			$843,971	$813,971

	2009	2008
Shares Authorized	75,000,000	75,000,000
Shares Outstanding	32,139,434	32,139,434
Capital Stock Expense			(6,357)	(6,357)
Accumulated Deficit			(188,668)	(217,153)
Accumulated Other Comprehensive Loss			(5,802)	(6,855)

Total Common Stock Equity			643,144	583,606

PREFERRED STOCK
No Par Value, 1,000,000 Shares Authorized, None Outstanding			—	—

CAPITAL LEASE OBLIGATIONS
Springerville Unit 1			320,843	306,553
Springerville Coal Handling Facilities			85,224	90,812
Springerville Common Facilities			109,499	108,516
Sundt Unit 4			13,077	25,400
Other Leases			—	320

Total Capital Lease Obligations			528,643	531,601
Less Current Maturities			(40,332)	(18,231)

Total Long-Term Capital Lease Obligations			488,311	513,370

LONG-TERM DEBT

Issue	Maturity	Interest Rate
Variable Rate IDBs	2011	Variable	458,600	458,600
Unsecured IDBs	2020 – 2033	4.95% to 7.125%	445,015	445,015

Total Long-Term Debt			903,615	903,615

Total Capitalization			$2,035,070	$2,000,591

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder’s
	Stock	Expense	Deficit	Loss	Equity
	- Thousands of Dollars -

Balances at December 31, 2006	$795,971	$(6,357)	$(219,640)	$(15,260)	$554,714

Implementation of FIN 48			696		696

Comprehensive Income:
2007 Net Income			53,456		53,456

Decrease in Pension and Other Post-Retirement Benefit Liabilities (net of $3,820 income taxes)				5,826	5,826

Unrealized Loss on Cash Flow Hedges (net of $2,532 income taxes)				(3,862)	(3,862)

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income to Regulatory Asset (net of $996 income taxes)				1,519	1,519

Total Comprehensive Income					56,939

Capital Contribution from UniSource Energy	18,000				18,000
Dividends Paid			(53,000)		(53,000)

Balances at December 31, 2007	813,971	(6,357)	(218,488)	(11,777)	577,349

Impact of Change in Pension Plan Measurement Date			(528)		(528)

Comprehensive Income (Loss):
2008 Net Income			4,363		4,363

Unrealized Loss on Interest Rate Swap (net of $2,181 income taxes)				(3,326)	(3,326)

Reclassification of Unrealized Gain on Cash Flow Hedges to Regulatory Asset (net of $1,337 income taxes)				(2,039)	(2,039)

Reclassification of Unrealized Loss on Cash Flow Hedges to Net Income (net of $1,569 income taxes)				2,393	2,393

Employee Benefit Obligations
Amortization of net actuarial loss and prior service credit included in net periodic benefit cost (net of $157 income taxes)				(240)	(240)

Increase in SERP Liability (net of $108 income taxes)				(165)	(165)

Reclassification of Pension and Other Postretirement Benefit to Regulatory Asset (net of $5,441 income taxes)				8,299	8,299

Total Comprehensive Income					9,285

Dividends Paid			(2,500)		(2,500)

Balances at December 31, 2008	813,971	(6,357)	(217,153)	(6,855)	583,606

Comprehensive Income:
2009 Net Income			89,248		89,248

Unrealized Loss on Cash Flow Hedges (net of $33 income taxes)				51	51

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $690 income taxes)				1,053	1,053

Employee Benefit Obligations
Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $33 income taxes)				(51)	(51)

Total Comprehensive Income					90,301

Capital Contribution from UniSource Energy	30,000				30,000

Dividends			(60,763)		(60,763)

Balances at December 31, 2009	$843,971	$(6,357)	$(188,668)	$(5,802)	$643,144

We describe limitations on our ability to pay dividends in Note 8.
See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — DRAFT
Audit Committee
2/19/10
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
TEP, a regulated public utility, is UniSource Energy’s largest operating subsidiary and represented approximately 81% of UniSource Energy’s assets as of December 31, 2009. TEP generates, transmits and distributes electricity to approximately 402,000 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the Western U.S. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State) and beginning in December 2009 Springerville Unit 4 on behalf of Salt River Project Agriculture Improvement and Power District (SRP).
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
Millennium invests in unregulated businesses. In June 2009, Millennium sold its 50% equity interest in Carboelectrica Sabinas, S. de R.L. de C.V. See Note 15.
Our business is comprised of three reporting segments – TEP, UNS Gas and UNS Electric.
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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
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
ACCOUNTING FOR RATE REGULATION
TEP, UNS Gas and UNS Electric generally use the same accounting policies and practices used by unregulated companies. However, sometimes regulatory accounting requires rate-regulated companies to apply special accounting treatment to show the effect of rate-regulation. For example, the ACC can determine that TEP, UNS Gas or UNS Electric are allowed to recover certain expenses, but at a designated time in the future. In this situation, TEP, UNS Gas and UNS Electric defer these items and show them as regulatory assets on the balance sheet until they are allowed to charge their customers. TEP, UNS Gas and UNS Electric then amortize these items as expenses as they recover these charges from customers. Similarly, certain revenue items may be deferred as regulatory liabilities, which are also eventually amortized to the income statement as rates to customers are reduced. We evaluate our regulatory assets each period and believe recovery is probable.
Beginning in December 2008, as a result of the 2008 TEP Rate Order, TEP reapplied regulatory accounting to its generation operations. See Note 2.
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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
UTILITY PLANT
TEP, UNS Gas and UNS Electric report utility plant at cost. Costs included in utility plant are materials and labor, contractor services, construction overhead (where applicable), and an Allowance for Funds Used During Construction (AFUDC).
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
When a unit of regulated property is retired, the original cost plus removal costs less any salvage value is credited or charged to accumulated depreciation. Prior to December 2008, before TEP reapplied regulatory accounting to its generation operations, interim retirements of unregulated generation plant, together with the cost of removal less salvage, were charged to accumulated depreciation.
AFUDC and Capitalized Interest
AFUDC, which reflects the cost of debt or equity funds used to finance construction, is capitalized as part of the cost of regulated utility plant. AFUDC applies to all regulated operations that follow regulatory accounting. AFUDC amounts capitalized are included in rate base for establishing utility rates. For operations that do not apply regulatory accounting, interest related only to debt is capitalized as a cost of construction. The interest capitalized that relates to debt reduces Other Interest Expense on the income statement. The cost capitalized that relates to equity funds is recorded as Other Income. Beginning in December 2008, when TEP reapplied regulatory accounting to its generation operations, TEP began capitalizing costs that relate to equity funds. See Note 2.

	TEP
	2009	2008	2007
Average AFUDC rate on regulated construction expenditures	6.4%	7.5%	10.05%
AFUDC — Debt (in millions)	$2	$2	$2
AFUDC — Equity (in millions)	$4	$3	$1
Average capitalized interest rate on generation-related construction expenditures (before December 2008)	N/A	5.02%	5.73%
Capitalized interest (in millions)	N/A	$2	$1

	UNS Gas
	2009	2008	2007
Average AFUDC rate on regulated construction expenditures	7.05%	8.37%	8.12%
AFUDC — Debt (in millions)	$0.1	$0.1	$0.3
AFUDC — Equity (in millions)	$0.1	$0.1	$0.3

	UNS Electric
	2009	2008	2007
Average AFUDC rate on regulated construction expenditures	7.62%	8.84%	13.51%
AFUDC — Debt (in millions)	$0.4	$0.2	$0.7
AFUDC — Equity (in millions)	$0.5	$0.3	$0.4

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
Depreciation
TEP, UNS Gas, UNS Electric and UED compute depreciation for owned utility plant on a group method straight-line basis at rates based on the economic lives of the assets. See Note 5. The ACC approves depreciation rates for all utility plant, except that of UED and the transmission assets of TEP which are subject to FERC jurisdiction. Depreciation rates are based on average useful lives and reflect estimated removal costs, net of estimated salvage value for interim retirements. Prior to December 2008, before TEP reapplied regulatory accounting to its generation operations, the depreciable lives for TEP’s generation assets were based on remaining useful lives. We have summarized the average annual depreciation rates for all utility plants below.

Year	TEP	UNS Gas	UNS Electric	UED
2009	3.64%	2.76%	4.33%	2.57%
2008	3.33%	2.77%	4.47%	2.57%
2007	3.35%	3.28%	4.60%	N/A
Computer Software Costs
TEP, UNS Gas and UNS Electric capitalize costs incurred to purchase and develop computer software for internal use and amortize those costs over the estimated economic life of the product. If the software is no longer useful, we immediately charge capitalized computer software costs to expense. TEP amortized capitalized computer software costs of $8 million in 2009, $7 million in 2008, and $9 million in 2007.
TEP Utility Plant under Capital Leases
TEP financed the following generation assets with capital leases: Springerville Common Facilities, Springerville Unit 1, Springerville Coal Handling Facilities, and Sundt Unit 4. The following table shows the amount of lease expense incurred for TEP’s generation-related capital leases. The lease terms are described in TEP Capital Lease Obligations in Note 6.

	Years Ended December 31,
	2009	2008	2007
	-Millions of Dollars-
Lease Expense:
Interest Expense – Included in:
Interest on Capital Leases	$49	$52	$59
Operating Expenses – Fuel	5	5	5
Amortization of Capital Lease Assets – Included in:
Operating Expenses – Fuel	2	4	4
Operating Expenses – Depreciation and Amortization	26	21	21

Total Lease Expense	$82	$82	$89

INVESTMENTS IN LEASE DEBT AND EQUITY
TEP has investments in lease debt in two of TEP’s capital leases: Springerville Unit 1 and Springerville Coal Handling Facilities. TEP’s investments in lease debt are considered to be held-to-maturity investments because TEP has the ability and intent to hold until maturity. TEP records these investments at amortized cost and recognizes interest income. See Note 6. These investments do not reduce the capital lease obligations reflected on the balance sheet because there is no legal right of offset. TEP makes lease payments to a trustee who then distributes the payments to debt and equity holders.
TEP accounts for its 14% equity interest in the Springerville Unit 1 lease trust using the equity method.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
JOINTLY-OWNED FACILITIES
TEP has investments in several plants and transmission facilities jointly owned with other utilities. These projects are accounted for on a proportionate consolidation basis. See Note 5.
ASSET RETIREMENT OBLIGATIONS
TEP records a liability for the estimated present value of a conditional asset retirement obligation as follows:
•	When it is able to reasonably estimate the fair value of any future obligation to retire as a result of an existing or enacted law, statute, ordinance or contract; or

•	If it can reasonably estimate the fair value.
When the liability is initially recorded at net present value, TEP capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, TEP adjusts the liability to its present value by recognizing accretion expense each period in other operations and maintenance expense, and the capitalized cost is depreciated in depreciation and amortization expense over the useful life of the related asset. Upon retirement of the asset, TEP either settles the obligation for its recorded amount or incurs a gain or loss if the actual costs differ from the recorded amount.
Beginning in December 2008, when TEP reapplied regulatory accounting to its generation operations, TEP began recording cost of removal for its generation assets that is recoverable through rates charged to customers. See Note 2. TEP, UNS Gas and UNS Electric record cost of removal for their transmission and distribution assets through depreciation rates and recover those amounts in rates charged to their customers. There are no legal obligations associated with these assets. TEP, UNS Gas and UNS Electric have recorded their obligation for estimated costs of removal as regulatory liabilities.
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
DEFERRED FINANCING COSTS
We defer costs related to the issuance of debt. We amortize on a straight-line basis over the life of the debt as this approximates the effective interest method. These costs include underwriters’ commissions, discounts or premiums, and other costs such as legal, accounting and regulatory fees and printing costs.
TEP, UNS Gas and UNS Electric defer and amortize the gains and losses on reacquired debt associated with their regulated operations to interest expense over the remaining life of the original debt. Prior to December 2008, when TEP reapplied regulatory accounting to its generation operations, TEP recognized gains and losses on reacquired debt, including unamortized debt issuance costs, associated with its generation operations, as incurred.
UTILITY OPERATING REVENUES
TEP, UNS Gas and UNS Electric record utility operating revenues when services are provided or commodities are delivered to customers. Operating revenues include unbilled revenues which are earned (service has been provided) but not billed by the end of an accounting period.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
Amounts delivered are determined through systematic monthly readings of customer meters. At the end of the month, the usage since the last meter reading is estimated and the corresponding unbilled revenue is calculated. Unbilled revenue is estimated based on daily generation or purchased volumes, estimated customer usage by class, estimated line losses and estimated average customer rates. Accrued unbilled revenues are reversed the following month when actual billings occur. The accuracy of the unbilled revenue estimate is affected by factors that include fluctuations in energy demands, weather, line losses, and changes in the composition of customer classes.
Effective in January 2009, as a result of the 2008 TEP Rate Order, TEP has a rate-adjustment mechanism that provides for the recovery of fuel and purchased energy cost. UNS Gas and UNS Electric also have rate-adjustment mechanisms in place that allow for a revenue surcharge or surcredit (that adjusts the customer’s base rate for delivered purchased power or gas) to collect or return under- or over- recovery of costs. These rate-adjustment mechanisms are revised periodically and may increase or decrease the level of costs recovered through base rates for any difference between the total amount collected under the clauses and the recoverable costs incurred. See Note 2.
TEP’s wholesale revenue and purchased power costs from settled energy contracts that are not physically delivered are reported on a net basis in Electric Wholesale Sales. The corresponding cash receipts and payments are recorded in the statement of cash flows as Cash Receipts from Electric Wholesale Sales and Purchased Energy Costs Paid, respectively.
We record an Allowance for Doubtful Accounts to reduce accounts receivable for revenue amounts that are estimated to be uncollectible. TEP, UNS Gas and UNS Electric establish an allowance for doubtful accounts based on historical collection experience and any specific customer collection issues that are identified. TEP’s Allowance for Doubtful Accounts was $4 million at December 31, 2009, and $17 million at December 31, 2008. See Note 4. UNS Gas and UNS Electric’s combined Allowance for Doubtful Accounts was $2 million at December 31, 2009 and $3 million at December 31, 2008.
TEP recognizes revenue from operating Springerville Unit 3 and Unit 4 as contract services and materials are provided. Expenses are recorded in the respective line item of the income statement based on the nature of service or materials provided.
INVENTORY
TEP records fuel inventory, primarily coal, at weighted average cost. TEP uses full absorption costing, under which all handling and procurement costs are included in the cost of the inventory. Examples of these costs include direct material, direct labor, overhead costs and transportation costs. See Note 4 regarding fuel purchase contracts.
Materials and supplies inventories are recorded at cost. Materials and supplies consist of transmission and distribution line construction and repair materials and generating station and transmission and distribution substation repair materials.
FUEL AND PURCHASED ENERGY COSTS
TEP and UNS Electric Purchased Power and Fuel Adjustment Clause (PPFAC)
As a result of the 2008 TEP Rate Order, TEP began deferring differences between purchased energy costs and the recovery of such costs in rates effective January 1, 2009. UNS Electric also defers differences between purchased energy costs and the recovery of such costs in rates. Where applicable, fuel cost over-recoveries (the excess of fuel costs recovered in base rates over fuel costs incurred) are deferred as current regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel costs recovered in base rates) are deferred as current regulatory assets. The 2008 TEP Rate Order required TEP to credit, with interest, $58 million of Fixed CTC true-up revenues charged to customers from May 2008 to November 2008, through the PPFAC. See Note 2.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
UNS Gas Purchased Gas Adjustor (PGA)
UNS Gas defers differences between gas purchase costs and the recovery of such costs in base rates under a Purchased Gas Adjustor (PGA) mechanism. The PGA mechanism addresses the volatility of natural gas prices and allows UNS Gas to recover its commodity costs through a price adjustor. The PGA factor, computed monthly, is a calculation of the twelve-month rolling weighted average gas cost, and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a twelve-month period. The difference between the actual cost of UNS Gas’ gas supplies and transportation contracts and that cost which is currently allowed by the ACC is deferred and recovered or repaid through the PGA mechanism. When under-or over-recovery trigger points are met, UNS Gas may request a PGA surcharge or surcredit with the goal of collecting or returning the amount deferred from or to customers, with interest, over a twelve-month period. See Note 2.
INCOME TAXES
Due to the differences between GAAP and income tax laws, many transactions are treated differently for income tax purposes than they are in the financial statements. This difference is accounted for by recording deferred income tax assets and liabilities on our balance sheets. These assets and liabilities are recorded using current income tax rates, which are expected to be in effect when the deferred tax assets and liabilities are realized or settled.
Tax benefits are recognized in the financial statements when it is more likely than not that a tax position will be sustained upon examination by the tax authorities based on the technical merits of the position. The tax benefit recorded is the largest amount that is more than 50% likely to be realized upon ultimate settlement with the tax authority. In calculating the benefit to be recognized we assume the tax authorities have full knowledge of the position and all relevant facts. Interest Expense includes interest accrued by UniSource and TEP on tax positions taken on tax returns which have not been reflected in the financial statements.
Prior to 1990, we flowed through to ratepayers certain accelerated tax benefits related to utility plant as the benefits were recognized on the income tax return. Income Taxes Recoverable Through Future Rates on the balance sheet reflects the future revenues due us from ratepayers as these tax benefits reverse. See Notes 2 and 9.
Federal and state income tax credits are treated as a reduction to income tax expense in the year the credit arises.
Consolidated income tax liabilities are allocated to subsidiaries based on their taxable income as reported in the consolidated tax return.
TAXES OTHER THAN INCOME TAXES
TEP, UNS Gas and UNS Electric act as conduits or collection agents for sales tax, utility taxes, franchise fees and regulatory assessments. We record liabilities payable to governmental agencies as customers are billed for these taxes and assessments. These amounts are not reflected in the income statement.
EMISSION ALLOWANCES
The Environmental Protection Agency (EPA) issues emission allowances to qualifying utilities based on past operational history. Each allowance permits emission of one ton of sulfur dioxide (SO2) in its vintage year or a subsequent year. TEP receives an allotment of these SO2 emission allowances annually; UNS Electric and UED do not receive SO2 emission allowances since neither has coal-fired generation. When issued from the EPA, these SO2 emission allowances have no book value for accounting purposes but may be sold if TEP does not need them for operations. TEP may also purchase additional SO2 emission allowances if needed. Purchased SO2 emission allowances are recorded at cost. Beginning in January 2009, as a result of the 2008 TEP Rate Order, TEP will credit 50% of the gains from the sales of SO2 emission allowances to the PPFAC. The remaining 50% of gains from sales of excess SO2 emission allowances will be reflected as a reduction of Other Operations and Maintenance expense on TEP’s income statement when title passes and in the operating activities section of the statement of cash flows. 100% of gains from sales of excess SO2 emission allowances were reflected as a reduction of Other Operations and Maintenance expense in 2007 and 2008. No allowances were sold in 2009.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
RENEWABLE ENERGY STANDARDS TARIFF (REST) AND RENEWABLE ENERGY CREDITS (RECs)
Arizona adopted a mandatory renewables portfolio standard that requires TEP and UNS Electric to engage in renewable energy activities, allowing cost recovery under REST. Arizona uses RECs as a form of measurement of compliance to the REST requirements encouraging construction and consumption of renewable energy. RECs are created each time one KWh of renewable energy is generated or when qualifying renewable equipment is manufactured. An escalating percentage of retail electric sales determine the annual REC requirement. RECs may be used to satisfy compliance requirements anytime after creation with no expiration date. We have the option of generating our own RECs, or purchasing RECs which are usually bundled with renewable power purchases. RECs may be sold if we do not need them for operations.
DERIVATIVE FINANCIAL INSTRUMENTS
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
Although TEP’s gains and losses on trading activities, if any, are recorded on a net basis in the income statement, we report the related cash receipts and cash payments separately in the statement of cash flows. We present cash collateral and derivative assets and liabilities, associated with the same counterparty, separately in our financial statements and we bifurcate all derivatives into their current and long-term portions on the balance sheet.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
Cash Flow Hedges
TEP hedges the cash flow risk associated with unfavorable changes in the variable interest rates related to LIBOR on the Springerville Common Facilities Lease. TEP accounts for cash flow hedges as follows:
•	The effective portion of the changes in the fair value of TEP’s interest rate swaps and TEP’s six-year power purchase swap agreement are recorded in AOCI and the ineffective portion, if any, is recognized in earnings.

•	When TEP determines a contract is no longer effective in offsetting the changes in cash flow of a hedged item, TEP recognizes the changes in fair value in earnings. The unrealized gains and losses at that time remain in AOCI and are reclassified into earnings as the underlying hedged transaction occurs.
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

TEP’s non-trading hedges, such as forward power purchase contracts indexed to gas, short-term forward power sales contracts, or call and put options (gas collars), that did not qualify for cash flow hedge accounting treatment or did not qualify for the normal scope exception, are considered mark-to-market transactions. TEP hedges a portion of its monthly natural gas exposure for plant fuel, gas-indexed purchased power and spot market purchases with fixed price contracts for a maximum of three years. Beginning in December 2008, as a result of the 2008 TEP Rate Order, which permits recovery in the PPFAC of hedging transactions, unrealized gains and losses are recorded as either a regulatory asset or regulatory liability only to the extent they qualify for recovery under the PPFAC mechanism.

TEP enters into certain energy-related derivatives for trading purposes which are forward power purchase and sale contracts entered into purely to profit from market price changes. The net trading activities represent a very small portion (less than 1%) of TEP’s revenue from wholesale sales in 2007 and 2008. In 2009, TEP had no trading activity. As unrealized gains and losses resulting from changes in the market prices of trading derivatives are not recoverable in the PPFAC, unrealized gains and losses are recorded in the income statement in Electric Wholesale Sales.

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
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
2007 and 2008 Accounting Summary
Prior to December 2008, we recorded unrealized gains and losses on derivative instruments as follows:
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
SHARE-BASED COMPENSATION
UniSource Energy has a stock-based long-term incentive plan. UniSource Energy measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with some limited exceptions). Compensation costs are recognized over the period during which an employee is required to provide service in exchange for the award which typically is the vesting period. Compensation cost is not recognized for anticipated forfeitures of equity instruments prior to vesting. Our share-based compensation plans are described more fully in Note 11.
RECLASSIFICATIONS AND OTHER ADJUSTMENTS
Springerville Unit 1
In 2006, we recorded an investment in 14.14% of Springerville Unit 1 lease equity transaction as a lease restructuring. We subsequently determined that the transaction was best characterized as a purchase of an interest in a trust accounted for using equity method accounting. As a result, at June 30, 2009, UniSource Energy and TEP recorded a net increase to Net Income of less than $0.5 million, after tax. The net adjustment recorded in June 2009 included additional depreciation expense of $4 million; a reduction of interest expense on capital leases of $2 million; and $3 million of equity in earnings which is included in Other Income on the income statement. In addition, UniSource Energy and TEP recorded a $19 million increase to capital lease assets, a $4 million increase to accumulated amortization, a $3 million increase to capital lease obligations, and an $11 million decrease to investment in lease debt.
Renewable Energy and Demand Side Management (DSM) Revenues
UniSource Energy and TEP reclassified renewable revenue of $5 million and $3 million in 2008, and $7 million and $5 million in 2007, respectively, from Other Revenue to Electric Retail Sales in the Statements of Income. These reclassifications had no effect on Net Income.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
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
TEP 2008 Rate Order
In the TEP 2008 Rate Order, the Arizona Corporation Commission (ACC) granted TEP a Purchased Power and Fuel Adjustment Clause (PPFAC) which allows recovery of actual fuel and purchased power costs, including demand charges, transmission costs, and prudent settlement costs of contracts for hedging fuel and purchased power costs. UNS Electric has a similar PPFAC mechanism. UNS Gas has a Purchased Gas Adjuster (PGA) mechanism which allows UNS Gas to recover its actual commodity costs, including transportation. See Note 2.
To provide more information regarding the components of the PPFAC/PGA and to be comparable with the 2009 presentation, UniSource Energy and TEP made the following reclassifications to the statements of income for the years ended December 31, 2008 and December 31, 2007.
•	UniSource Energy and TEP reclassified Transmission expenses of $19 million and $11 million in 2008, and $16 million and $9 million in 2007, respectively, from Other Operations and Maintenance to Transmission, a component of Total Fuel and Purchased Energy;

•	UniSource Energy and TEP reclassified capital lease expenses of $5 million in 2007 and 2008 from Interest on Capital Leases to Fuel; and

•	UniSource Energy reclassified $11 million in 2008 and $5 million in 2007 of over-recovered PPFAC and PGA expenses from Purchased Energy, Transmission, and Fuel to Increase (Decrease) to reflect PPFAC/PGA Recovery Treatment, a component of Total Fuel and Purchased Energy.
These reclassifications had no effect on Net Income.
NOTE 2. REGULATORY MATTERS
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
1999 Transition Recovery Asset
TEP’s Transition Recovery Asset consisted of generation-related regulatory assets and a portion of TEP’s generation plant asset costs. Transition costs that were recovered through the Fixed CTC included: (1) the Transition Recovery Regulatory Asset; (2) a small portion of generation-related plant assets included in Plant in Service on the balance sheet; and (3) excess capacity deferrals related to operating and capital costs associated with Springerville Unit 2 which were amortized as an off-balance sheet regulatory asset through 2003. In May 2008, TEP fully amortized the remaining Transition Recovery Asset balance, as costs were fully recovered through rates. TEP amortized $24 million and $78 million of the asset to the income statement in 2008 and 2007, respectively. TEP also amortized $2 million and $8 million of generation-related plant assets in 2008 and 2007, respectively.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
The following table shows the balance of Regulatory Liabilities – (Over-) Under-Recovered Purchased Energy Costs:

	December 31,	December 31,
	2009	2008
	-Millions of Dollars-
Fixed CTC Revenue to be Refunded within the next 12 months; Included in Current Liabilities	$(9)	$(14)

Under-Recovered Purchased Energy Costs – Regulatory Basis as Billed to Customers	$29	$—
Estimated Purchased Energy Costs Recovered through Accrued Unbilled Revenues	(9)	—
Fixed CTC Revenue to be Refunded	(37)	(44)

Total Included in Deferred Credits and Other Liabilities	$(17)	$(44)

The $12 million amortization of the Fixed CTC Revenue to be Refunded appears in the accompanying income statements as an addition to retail revenues in 2009. The $21 million 2009 change in Under-Recovered Purchased Energy Costs appears in the income statement as a credit to fuel and purchased power costs in the line item Increase (Decrease) to Reflect PPFAC Recovery Treatment.
For the purposes of reconciling fuel and purchased power to PPFAC revenues, including the credited forward component, TEP will credit the allocable retail portion of the following against the PPFAC eligible costs: 100% of short-term wholesale revenues; 10% of the annual profit on trading activity; and 50% of the revenues from the sales of SO2 emission allowances. TEP had no trading activities or sales of SO2 emission allowances in 2009.
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
Depreciation and Net Negative Salvage
On December 1, 2008, TEP implemented new depreciation rates that include a component for net negative salvage value for all generation assets except Luna and new depreciation rates for distribution and general plant assets that will extend the depreciable lives of these assets. The estimated net impact on the income statement is to increase depreciation expense $9 million per year.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
Impact of Reapplying Regulatory Accounting to TEP’s Generation Operations
In December 2008, as a result of the 2008 TEP Rate Order, TEP reapplied regulatory accounting to its generation operations and TEP recorded the following adjustments:

	Income
	Statement	Balance Sheet
		Regulatory Asset
			Non
	(Gain)/Loss	Current	Current	AOCI
Recorded in Fuel:
San Juan Coal Contract Amendment	$(9)	$1	$8	$—
Retiree Health Care and Final Mine Reclamation Costs	(15)	—	15	—
Unrealized Gains (Losses) on Derivative Contracts (PPFAC)	(8)	14	5	(11)
Deregulation Costs Recorded in O&M	(1)	1	—	—
Property Taxes	(7)	7	—	—
Pension and Other Postretirement Benefits	—	—	14	(14)

Pre-Tax Impact of Reapplying Regulatory Accounting	$(40)	$23	$42	$(25)

•	San Juan Coal Contract Amendment costs of $9 million, incurred by TEP in 2000, will be amortized over 9 years beginning in December 2008.

•	Final Mine Reclamation and Retiree Health Care Costs represent costs associated with TEP’s jointly-owned facilities at San Juan, Four Corners and Navajo. TEP is required to recognize the present value of its liability associated with final reclamation and retiree health care obligations. As TEP is permitted to fully recover these costs through the PPFAC when the costs are invoiced by the miners, TEP recorded a regulatory asset.

•	Unrealized gains (losses) on derivative instruments (PPFAC) are contracts for which the settled amounts will be recovered through the PPFAC. As TEP expects to recover the final settled amounts through the PPFAC, TEP reclassified amounts previously recorded in the income statement and in AOCI to a regulatory asset.

•	Deregulation Costs represent deferred expenses that TEP incurred to comply with various ACC deregulation orders.

•	Property taxes related to generation assets which will be recovered in rates as cash is paid rather than as costs are accrued.

•	Pension and Other Postretirement Benefits represent the underfunded status of TEP’s defined benefit and other postretirement benefit plans prior to December 2008. As TEP expects to recover these costs in rates, TEP reclassified amounts previously recorded in AOCI to a regulatory asset.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
Income Statement Impact of Applying Regulatory Accounting
Regulatory accounting had the following impacts on TEP’s reported net income, in addition to the impact of reapplying regulatory accounting to its generation operations for 2008:

	Years Ended December 31,
	2009	2008	2007
	-Millions of Dollars-
Operating Revenues
Amortization of the Fixed CTC Revenue to be Refunded	$(12)	$—	$—
Operating Expenses
Depreciation (related to Net Cost of Removal for Interim Retirements)	41	10	7
Deferral of Under-Recovered Purchased Energy Costs	(21)	—	—
Deferral of Unrealized losses on Derivative Instruments	10	—	—
Amortization of 1999 Transition Recovery Asset	—	24	78
Other	3	—	—
Interest Expense
Long-Term Debt (Amortization of Loss on Reacquired Debt Costs)	—	1	1
Income Taxes	—	4	5

Net Increase to Income Statement	$21	$39	$91

If TEP had not applied regulatory accounting in these years, the above amounts would have been reflected in the income statements in prior or future periods.
Renewable Energy Standard Tariff (REST)
Through December 31, 2009, and December 31, 2008, TEP collected $29 million and $9 million in customer surcharges, of which $18 million and $3 million were expensed for REST projects, respectively. At December 31, 2009 and December 31, 2008, $17 million and $6 million were recorded as a current regulatory liability to be used in future periods, respectively.
The approved REST adjustor mechanism allows TEP to file an application with the ACC to apply any shortage or surplus in the prior year’s program expenses to the subsequent year’s REST surcharge.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
The following table summarizes TEP’s regulatory assets and liabilities:

	December 31,
	2009	2008
	-Millions of Dollars-
Current Regulatory Assets
Property Tax Deferrals (1)	$16	$16
Derivative Instruments (2)	4	14
Deregulation Costs (3)	4	4
Other Current Regulatory Assets (4)	3	3

Total Current Regulatory Assets	27	37

Pension and Other Postretirement Benefits (7)	80	107

Regulatory Assets – Other
Derivative Instruments (2)	5	5
Deregulation Costs (3)	7	10
San Juan Coal Contract Amendment (5)	7	8
Final Mine Reclamation Costs (8)	9	8
Retiree Health Care Costs (8)	6	6
Unamortized Loss on Reacquired Debt (9)	4	5
Other Regulatory Assets (4)	1	1

Total Regulatory Assets — Other	39	43

Income Taxes Recoverable through Future Revenues (6)	18	20

Current Regulatory Liabilities
Over-Recovered Purchased Energy Costs	(9)	(14)
Renewable Energy Standards Tariff (REST) (10)	(17)	(6)
Other Current Regulatory Liabilities (4)	—	(1)

Total Current Regulatory Liabilities	(26)	(21)

Other Regulatory Liabilities
Net Cost of Removal for Interim Retirements (11)	(163)	(123)
Over-Recovered Purchased Energy Costs	(17)	(44)

Total Other Regulatory Liabilities	(180)	(167)

Total Net Regulatory Assets (Liabilities)	$(42)	$19

Regulatory assets are either being collected in rates or are expected to be collected through rates in a future period, as described below:
1.	Property Tax is recorded based on historical ratemaking treatment allowing recovery as costs are paid out, rather than as costs are accrued. TEP records a regulatory property tax asset related to its generation assets. While these assets do not earn a return, the costs are fully recovered in rates over an approximate six month period.

2.	Derivative Instruments represent the unrealized gains or losses on contracts entered into to hedge the variability of purchased energy costs and short-term wholesale sales that are expected to be recovered through the PPFAC. As a result of the 2008 TEP Rate Order and the approval of the PPFAC, TEP deferred the gains and losses on certain contracts that meet the recovery criteria under the PPFAC requirements.

3.	Deregulation costs represent deferred expenses that TEP incurred to comply with various ACC deregulation orders, the recovery of which has been authorized by the ACC in the 2008 TEP Rate Order. These assets are included in rate base and consequently earn a return. TEP will recover these costs through rates over a four-year period, beginning in December 2008.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
4.	TEP does not earn a return on these assets.

5.	San Juan Coal Contract Amendment costs of $15 million were incurred by TEP in 2000. In the 2008 TEP Rate Order, the ACC approved the recovery of $9 million of these costs over a nine-year period beginning in December 2008. The current portion is recorded in Other Assets. These assets do not earn a return.

6.	Income Taxes Recoverable Through Future Revenues, while not included in rate base, are amortized over the life of the assets. TEP does not earn a return on these assets.

7.	Pension Assets. TEP records a regulatory pension and postretirement benefit asset related to its employees. Based on past regulatory actions, TEP expects to recover these costs in rates. TEP does not earn a return on these assets.

8.	Final Reclamation and Retiree Health Care Costs represent costs associated with TEP’s jointly-owned facilities at San Juan, Four Corners and Navajo. TEP is required to recognize the present value of its liability associated with final reclamation and retiree health care obligations. As TEP is permitted to fully recover these costs through the PPFAC when the costs are invoiced by the miners, TEP recorded a regulatory asset. TEP expects to recover these costs over the life of the mines, which is estimated to be between 17 and 34 years. TEP does not earn a return on these assets.

9.	Unamortized Loss on Reacquired Debt Costs is amortized for rate recovery over the remaining life of the related debt instruments over a period of 21 years. TEP does not earn a return on these costs.
Regulatory liabilities represent items that TEP expects to pay to customers through billing reductions in future periods or use for the purpose for which they were collected from customers, as described below:
10.	Renewable Energy Standards Tariff (REST) represents the REST surcharge collected in excess of qualified renewable expenditures.

11.	Net Cost of Removal for Interim Retirements represents an estimate of the cost of future asset retirement obligations net of salvage value. These are amounts collected through revenue for the net cost of removal of interim retirements for transmission, distribution, general and intangible plant which are not yet expended. TEP collects through revenue the net cost of removal of interim retirements for generation plant, which it has not yet expended.
Future Implications of Discontinuing Application of Regulatory Accounting
TEP continues to apply regulatory accounting to its regulated operations. TEP regularly assesses whether it can continue to apply regulatory accounting to these operations. If TEP stopped applying regulatory accounting to its regulated operations, regulatory pension assets would be reflected in AOCI, and it would write-off the remaining related balances of its regulatory assets as an expense and its regulatory liabilities as income on its income statement. Based on the regulatory assets balances, net of regulatory liabilities, at December 31, 2009, if TEP had stopped applying regulatory accounting to its regulated operations, it would have recorded an extraordinary after-tax gain of $74 million and an after-tax loss in AOCI of $48 million. While future regulatory orders and market conditions may affect cash flows, TEP’s cash flows would not be affected if TEP stopped applying regulatory accounting.
UNS GAS RATES AND REGULATION
2008 General Rate Case Filing
In November 2008, UNS Gas filed a general rate case (on a cost of service basis) with the ACC requesting a total rate increase of 6% to cover a revenue deficiency of $10 million. The case uses a June 30, 2008 test year. UNS Gas expects the ACC to rule on its rate case in the first half of 2010.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
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
The PGA surcharge was $0.05 cents per therm from January 2007 through April 2007. The PGA surcredit was $0.04 cents per therm from October 2007 through April 2008. From May 2008 through October 2009, there was no surcharge or surcredit in effect. In October 2009, the ACC approved a $0.08 cent per therm PGA surcredit, effective November 2009 through October 2010 or until the balance reaches zero.
Based on current projections of gas prices, UNS Gas believes that the current PGA rates will allow it to timely recover its gas costs. However, changes in the market price for gas, sales volumes and surcharges could significantly change the PGA bank balance in the future.
The following table shows the balance of over-recovered purchased gas costs:

	December 31,
	2009	2008
	-Millions of Dollars-
Under (Over) Recovered Purchased Gas Costs – Regulatory Basis as Billed to Customers	$(2)	$5
Estimated Purchased Gas Costs Recovered through Accrued Unbilled Revenues	(8)	(10)

Over-Recovered Purchased Gas Costs (PGA) Included as a Current Regulatory Liability	$(10)	$(5)

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
Other Regulatory Assets and Liabilities
In addition to the Over-Recovered Purchased Gas Costs, UNS Gas has the following Regulatory Assets and Liabilities:

	December 31,
	2009	2008
	-Millions of Dollars-
Current Assets
Derivative Instruments	$5	$7
Pension Obligations	2	3
Other Regulatory Assets
Derivative Instruments	3	6
Other Regulatory Assets	1	1
Other Regulatory Liabilities
Net Cost of Removal for Interim Retirements	(20)	(19)
Regulatory assets are either being collected in rates or are expected to be collected through rates in a future period, as described below:
•	Derivative instruments represent the unrealized gains or losses on contracts entered into to hedge the variability of purchased energy costs that are expected to be recovered through the PGA. UNS Gas does not earn a return on these costs.

•	Pension assets represent the unfunded status of UNS Gas’ share of the UES pension and other postretirement benefit plans that it expects, based on past regulatory actions, to recover through rates. UNS Gas does not earn a return on these costs.

•	Other Regulatory Assets consist of its 2007 rate case costs which are recoverable over 3 years. In addition, UNS Gas deferred its 2008 rate case costs and its low income assistance program costs. UNS Gas requested recovery of these costs in its 2008 rate case filing. UNS Gas does not earn a return on these costs.
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
Income Statement Impact of Applying Regulatory Accounting
If UNS Gas had not applied regulatory accounting, net income would have been $6 million higher in 2009, and $9 million higher in 2007 as UNS Gas would have been able to recognize over-recovered purchased energy costs and unrealized gains on its commodity derivative instruments as a reduction to its expenses in the income statement rather than record a regulatory liability. Net income would have been $4 million lower in 2008 as UNS Gas would have recognized under-recovered purchased energy costs and unrealized losses on its commodity derivative instruments as an expense to its income statement rather than a reduction to its regulatory liability.
Future Implications of Discontinuing Application of Regulatory Accounting
UNS Gas regularly assesses whether it can continue to apply regulatory accounting. If UNS Gas stopped applying regulatory accounting to its regulated operations, regulatory pension assets would be reflected in AOCI and UNS Gas would write-off the remaining related balance of its regulatory assets as an expense and write-off its regulatory liabilities as income on its income statement. Based on the regulatory asset and liability balances, if UNS Gas had stopped applying regulatory accounting to its regulated operations, it would have recorded an extraordinary after-tax gain of $13 million and an after-tax loss in AOCI of $1 million at December 31, 2009. Discontinuing application of regulatory accounting would not affect UNS Gas cash flows.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
UNS ELECTRIC RATES AND REGULATION
2008 UNS Electric Rate Order
In the May 2008 rate order, the ACC approved a rate increase of 2.5% ($4 million) effective June 2008. As a result of the May 2008 rate order limiting recovery of deferred rate case costs, UNS Electric expensed $0.3 million of the $0.6 million deferred costs in May 2008.
2009 General Rate Case Filing
In April 2009, UNS Electric filed a general rate case with the ACC (on a cost of service basis) requesting a total rate increase of 7.4% to cover a revenue deficiency of $13.5 million. The case uses a December 31, 2008 test year. Hearings before an ACC administrative law judge concluded in February 2010. UNS Electric expects the ACC to rule on its rate case in the second half of 2010.
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
The following table shows the balance of over-recovered purchased power costs:

	December 31,	December 31,
	2009	2008
	-Millions of Dollars-
(Over-)Recovered Purchased Power Costs – Regulatory Basis as Billed to Customers	$(1)	$—
Estimated Purchased Power Costs Recovered through Accrued Unbilled Revenues	(4)	(7)

(Over-)Recovered Purchased Power Costs (PPFAC) Included as a Current Regulatory Liability	$(5)	$(7)

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
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
Regulatory Assets and Liabilities
UNS Electric’s regulatory assets and liabilities were as follows:

	December 31,
	2009	2008
	-Millions of Dollars-
Current Regulatory Assets
Derivatives	$9	$17
Other Regulatory Assets
Derivative Instruments	2	7
Pension Assets	2	3
Other	1	—
Current Regulatory Liabilities
REST	(1)	(1)
Over-Recovered Purchased Power Costs	(5)	(6)
Other Regulatory Liabilities
Net Cost of Removal for Interim Retirements	(12)	(11)
Regulatory assets are either being collected in rates or are expected to be collected through rates in a future period, as described below:
•	Derivative instruments represent the unrealized gains or losses on contracts entered into to hedge the variability of purchased energy costs that are expected to be recovered through the PPFAC. UNS Electric does not earn a return on these costs.

•	Pension assets represent the unfunded status of UNS Electric’s share of the UES pension and other postretirement benefit plans that it expects, based on past regulatory actions, to recover through rates. UNS Electric does not earn a return on these costs.

•	Rate case costs included in Other Regulatory Assets are included in rate base and consequently earn a return. The recovery period is 3 years.
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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
•	UNS Electric defers differences between purchased energy costs and the recovery of such costs in revenues. Future billings are adjusted for such deferrals through use of a PPFAC approved by the ACC. The PPFAC allows for a revenue surcharge or surcredit (that adjusts the customer’s rate for delivered purchased power) to collect or return under- or over-recovery of costs.
•	Net Cost of Removal for Interim Retirements represents an estimate of the cost of future asset retirement obligations. These are amounts collected through revenue for the net cost of removal of interim retirements for which removal costs have not yet been expended. In June 2008, to comply with ACC expectations, UNS Electric reclassified $7 million of Net Cost of Removal for Interim Retirements from Accumulated Depreciation to a regulatory liability.
Income Statement Impact of Applying Regulatory Accounting
If UNS Electric had not applied regulatory accounting, net income would have been $7 million higher in 2009 and $1 million higher in 2007, as UNS Electric would have been able to recognize over-recovered purchased power costs and unrealized gains on its commodity derivative instruments as a credit to the income statement rather than record an increase to regulatory liabilities. If UNS Electric had not applied regulatory accounting, net income would have been $15 million lower in 2008 as UNS Electric would have recognized under-recovered purchased energy and unrealized losses on its commodity derivative instruments as an expense to its income statement, rather than as regulatory assets or a reduction to its regulatory liabilities.
Future Implications of Discontinuing Application of Regulatory Accounting
UNS Electric regularly assesses whether it can continue to apply regulatory accounting to its operations. If UNS Electric stopped applying regulatory accounting to its regulated operations, regulatory pension assets would be reflected in AOCI and it would write-off the remaining related balances of its regulatory assets as an expense and would write-off its regulatory liabilities as income on its income statement. Based on the regulatory asset and liability balances, if UNS Electric had stopped applying regulatory accounting to its regulated operations, it would have recorded an extraordinary after-tax gain of $3 million and an after-tax loss in AOCI of $1 million at December 31, 2009. Discontinuing application of regulatory accounting would not affect UNS Electric’s cash flows.
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
The UniSource Energy and UES holding companies, Millennium, and UED are included in All Other.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
Reconciling adjustments consist of the elimination of intersegment revenue which were due to the following transactions and they are eliminated in consolidation:

	Reportable Segments
		UNS	UNS
	TEP	Gas	Electric	Other
	-Millions of Dollars-
Intersegment Revenue
2009:
Wholesale Sales – TEP to UNSE	$23	$—	$—	$—
Wholesale Sales – UNSE to TEP	—	—	4	—
Wholesale Sales – UED to UNSE	—	—	—	12
Gas Revenue – UNSG to UNSE & UED	—	5	—	—
Other Revenue – TEP to Affiliates(1)	8	—	—	—
Other Revenue – Millennium to TEP & UNSE(2)	—	—	—	16
Other Revenue – TEP to UNSE(3)	3	—	—	—

Total Intersegment Revenue	$34	$5	$4	$28

2008:
Wholesale Sales – TEP to UNSE	$24	$—	$—	$—
Wholesale Sales – UNSE to TEP	—	—	9	—
Wholesale Sales – UED to UNSE	—	—	—	7
Gas Revenue – UNSG to UNSE & UED	—	8	—	—
Other Revenue – TEP to Affiliates(1)	8	—	—	—
Other Revenue – Millennium to TEP & UNSE(2)	—	—	—	16
Other Revenue – TEP to UNSE(3)	2	—	—	—

Total Intersegment Revenue	$34	$8	$9	$23

2007:
Other Revenue – TEP to Affiliates(1)	$7	$—	$—	$—
Other Revenue – Millennium to TEP & UNSE(2)	—	—	—	15

Total Intersegment Revenue	$7	$—	$—	$15

(1)	TEP provides corporate services (finance, accounting, tax, information technology services, etc.) to UniSource Energy and its subsidiaries. See Note 14.

(2)	A Millennium subsidiary provides a supplemental workforce and meter reading services to TEP and UNS Electric.

(3)	TEP provides control area services to UNS Electric. See Note 14.
Other significant reconciling adjustments include intercompany interest between UniSource Energy and UED, the elimination of investments in subsidiaries held by UniSource Energy and reclassifications of deferred tax assets and liabilities.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
We disclose selected financial data for our reportable segments in the following tables:

	Reportable Segments
		UNS	UNS	All	Reconciling	UniSource
2009	TEP	Gas	Electric	Other	Adjustments	Energy
	-Millions of Dollars-
Income Statement
Operating Revenues – External	$1,063	$148	$183	$—	$—	$1,394
Operating Revenues – Intersegment	34	5	4	28	(71)	—
Depreciation and Amortization	153	7	14	2	—	176
Interest Income	11	—	—	1	—	12
Interest Expense	85	6	7	11	—	109
Income Tax Expense (Benefit)	55	5	4	1	(1)	64
Net Income (Loss)	89	7	6	2	—	104

Cash Flow Statement
Capital Expenditures	(235)	(14)	(28)	(10)	—	(287)

Balance Sheet
Total Assets	2,914	307	273	1,107	(1,000)	3,601
Investments in Equity Method Entities	—	—	—	10	—	10

	Reportable Segments
		UNS	UNS	All	Reconciling	UniSource
2008	TEP	Gas	Electric	Other	Adjustments	Energy
	-Millions of Dollars-
Income Statement
Operating Revenues – External	$1,045	$166	$186	$—	$—	$1,397
Operating Revenues – Intersegment	34	8	9	23	(74)	—
Depreciation and Amortization	126	7	14	1	—	148
Amortization of Transition Recovery Asset	24	—	—	—	—	24
Interest Income	10	—	—	1	—	11
Net Loss from Equity Method Entities	—	—	—	(2)	—	(2)
Interest Expense	96	7	7	11	(2)	119
Income Tax Expense (Benefit)	11	6	2	(2)	—	17
Net Income (Loss)	4	9	4	16	(19)	14

Cash Flow Statement
Capital Expenditures	(295)	(16)	(30)	(16)	—	(357)

Balance Sheet
Total Assets	2,842	294	285	1,061	(972)	3,510
Investments in Equity Method Entities	—	—	—	25	—	25

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10

	Reportable Segments
		UNS	UNS	All	Reconciling	UniSource
2007	TEP	Gas	Electric	Other	Adjustments	Energy
	-Millions of Dollars-
Income Statement
Operating Revenues – External	$1,064	$151	$169	$(3)	$—	$1,381
Operating Revenues – Intersegment	7	—	—	15	(22)	—
Depreciation and Amortization	120	8	13	—	—	141
Amortization of Transition Recovery Asset	78	—	—	—	—	78
Interest Income	16	1	—	2	—	19
Interest Expense	111	7	6	8	—	132
Income Tax Expense (Benefit)	36	3	3	(3)	—	39
Net Income (Loss)	53	4	5	(4)	—	58

Cash Flow Statement
Capital Expenditures	(162)	(23)	(38)	(22)	—	(245)

Balance Sheet
Total Assets	2,573	276	231	1,077	(971)	3,186
Investments in Equity Method Entities	3	—	—	28	—	31
NOTE 4. COMMITMENTS AND CONTINGENCIES
TEP COMMITMENTS
Firm Purchase Commitments
At December 31, 2009, TEP had various firm non-cancelable purchase commitments and operating leases as described in the table below.

	Purchase Commitments
	2010	2011	2012	2013	2014	Thereafter	Total
	-Millions of Dollars-
Fuel (including Transportation)	$89	$51	$42	$39	$37	$142	$400
Purchased Power	44	12	4	2	2	2	66
Transmission	2	2	2	2	2	2	12

Total Firm Purchase Commitments	135	65	48	43	41	146	478
Operating Lease Payments	1	—	—	—	—	—	1

Total Unrecognized Firm Commitments	$136	$65	$48	$43	$41	$146	$479

Fuel and Purchased Power Contracts
TEP has long-term contracts for the purchase and delivery of coal and natural gas with various expiration dates from 2010 through 2020. Amounts paid under these contracts depend on actual quantities purchased and delivered. Some of these contracts include a price adjustment clause that will affect the future cost. The table above also includes approximately $1 million under take-or-pay arrangements if certain minimum quantities are not transported in 2010. TEP expects to spend more to meet its fuel requirements than the minimum purchase obligations outlined above.
TEP has entered into agreements with utilities and other energy suppliers for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance and during outages, and meet operating reserve obligations. In general, these contracts provide for capacity payments and energy payments based on actual power taken under the contracts. These contracts expire in various years between 2010 and 2015. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices. The commitment amounts included in the table are based on projected market prices as of December 31, 2009.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
Starting January 1, 2009, fuel, purchased power and transmission costs are recoverable from customers through a PPFAC.
TEP has, subject to ACC approval, entered into three long-term purchase power agreements with developing renewable energy generation facilities that extend for periods of 15 to 20 years. The facilities are expected to begin commercial operation between 2010 and 2012. TEP is required to purchase the full output of each facility. Expected capacities range from 2 MW to 25 MW. TEP is only obligated to pay for actual energy delivered. There are no minimum payment obligations under these contracts.
Operating Leases
TEP’s aggregate operating lease expense, which is primarily for office facilities and computer equipment, with varying terms, provisions, and expiration dates, totaled $1 million in 2009, $1 million in 2008 and $2 million in 2007.
Environmental Regulation
Clean Air Act Requirements
TEP generating facilities are subject to EPA limits on the amount of sulfur dioxide (SO2), nitrogen oxide (NOx) and other emissions released into the atmosphere. TEP capitalized $24 million in 2009, $73 million in 2008 and $7 million in 2007 in construction costs to comply with environmental requirements, including TEP’s share of new pollution control equipment installed at San Juan described below. TEP expects to capitalize environmental compliance costs of $8 million in 2010 and $5 million in 2011. In addition, TEP recorded operating expenses of $13 million in 2009, $14 million in 2008 and $10 million in 2007 related to environmental compliance. TEP expects environmental expenses to be $11 million in 2010.
As a result of a 2005 settlement agreement between PNM, environmental activist groups, and the New Mexico Environment Department (PNM Consent Decree), the co-owners of San Juan installed new pollution control equipment at the generating station to reduce mercury, particulate matter, NOx, and SO2 emissions. TEP owns 50% of San Juan Units 1 and 2. The PNM Consent Decree includes stipulated penalties for non-compliance with specified emissions limits at San Juan. In 2008 and 2007, TEP’s share of stipulated penalties at San Juan was $1 million and $2 million, respectively. TEP can not deduct these penalties for income tax purposes. TEP did not incur any stipulated penalties at San Juan in 2009. The installation of new pollution control equipment designed to remedy all emission violations was completed in 2008 for San Juan Unit 1 and in 2009 at San Juan Unit 2.
In April 2009, APS received a request from the EPA under section 114 of the Clean Air Act seeking information about Four Corners. Four Corners, which is operated by APS, is comprised of five coal-fired generating units. TEP has a 7% ownership interest in two units, totaling 100 MW. APS has responded to the EPA’s request. TEP cannot predict the timing or outcome of this matter.
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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
UNS GAS and UNS ELECTRIC COMMITMENTS
At December 31, 2009, UNS Gas had firm non-cancelable purchase commitments for fuel, including transportation, as described in the table below.

	Purchase Commitments
	2010	2011	2012	2013	2014	Thereafter	Total
	-Millions of Dollars-
Total Unrecognized Firm Commitments – Fuel	$19	$14	$5	$3	$3	$23	$67

UNS Gas purchases gas from various suppliers at market prices. However, UNS Gas’ risk of loss due to increased costs (as a result of changes in the market price of fuel) is mitigated through the use of the PGA, which provides for pass-through of most fuel costs to customers. UNS Gas’ forward gas purchase agreements expire through 2012. Certain of these contracts are at a fixed price per mmbtu and others are indexed to natural gas prices. UNS Gas has firm transportation agreements with capacity sufficient to meet its load requirements. These contracts expire in various years between 2011 and 2024.
At December 31, 2009, UNS Electric had various firm non-cancelable purchase commitments as described in the table below.

	Purchase Commitments
	2010	2011	2012	2013	2014	Thereafter	Total
	-Millions of Dollars-
Purchased Power	$67	$23	$14	$47	$—	$—	$151
Transmission	2	2	1	—	—	—	5

Total Unrecognized Firm Commitments	$69	$25	$15	$47	$—	$—	$156

UNS Electric enters into agreements with various energy suppliers for purchased power at market prices to meet its energy requirements. In general, these contracts provide for capacity payments and energy payments based on actual power taken under the contracts. These contracts expire in various years through 2013. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices. The commitment amounts included in the table above are based on market prices as of December 31, 2009.
UNS Electric imports the power it purchases over the Western Area Power Administration’s (WAPA) transmission lines. UNS Electric’s transmission capacity agreements with WAPA provide for annual rate adjustments and expire in 2011 and 2017. However, the effects of both purchased power and transmission cost adjustments are mitigated through a purchased power rate-adjustment mechanism.
UNS Electric has subject to ACC approval, entered into one long-term purchase power agreement with a renewable energy generation facility that extends for 20 years. The facility is expected to begin commercial operation in 2011. UNS Electric is required to purchase the full output of the facility with an expected minimum capacity of 7 MW. UNS Electric is only obligated to pay for actual energy delivered. There is no minimum payment obligation under this contract.
In addition, UNS Gas and UNS Electric’s combined operating lease expense, which is primarily for office facilities and computer equipment, with varying terms, provisions, and expiration dates was $1 million in each of the years 2009, 2008 and 2007. UNS Gas and UNS Electric’s estimated future minimum payments under non-cancelable operating leases are approximately $1 million per year from 2010 to 2011 and $2 million thereafter.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
MILLENNIUM COMMITMENTS
Millennium has a remaining obligation to fund investments for capital and operations of less than $1 million over the next 3 years.
UNISOURCE ENERGY COMMITMENTS
UniSource Energy purchased land and plans to construct a new headquarters building on the site. The construction contract has not yet been executed; however, firm commitments related to the design phase have been made requiring expenditures of $3 million over the next 18 months.
TEP CONTINGENCIES
El Paso Electric Transmission
In 2006, El Paso filed a complaint to the FERC claiming that TEP must request service under El Paso’s Open Access Transmission Tariff (OATT) in order to transmit power from Luna to TEP’s system. TEP filed a counter complaint stating that TEP has existing rights under a 1982 Tucson-El Paso Transmission Agreement and, therefore, is not required to pay for transmission service under El Paso’s OATT. On November 13, 2008, the FERC issued an order supporting TEP’s position. In December 2008, El Paso refunded to TEP $10 million paid for transmission service from Luna during the pendency of this dispute and interest of $1 million. On January 14, 2009, FERC granted El Paso’s request for a rehearing of this matter. TEP is no longer accruing for transmission service under El Paso’s OATT, however, due to the rehearing, TEP deferred recognition of a reduction in transmission expense.
In December 2008, TEP filed a complaint in the United States Federal District Court against El Paso seeking a $2 million reimbursement from El Paso for transmission charges paid by TEP to PNM for transmission service in an attempt to mitigate TEP’s damages before FERC issued its decision in November 2008. On September 10, 2009, the District Court denied El Paso’s motion to dismiss TEP’s complaint and stayed the proceeding pending a final resolution of the FERC proceedings and any appeal. TEP cannot predict the timing or outcome of these lawsuits.
Claims Related to Navajo Generating Station
In June 1999, the Navajo Nation filed suit against Salt River Project, several Peabody Coal Company entities (including Peabody Western Coal Company, the coal supplier to Navajo Generating Station), Southern California Edison Company, and other defendants in the U.S. District Court for the District of Columbia (D.C. Lawsuit). The D.C. Lawsuit alleges, among other things, that the defendants obtained a favorable coal royalty rate of the lease agreements under which Peabody mines coal by improperly influencing the outcome of a federal administrative process pursuant to which the royalty rate was to be adjusted. The suit seeks $600 million in damages, treble damages, and punitive damages of not less than $1 billion, and the ejection of defendants from all possessory interests and Navajo Tribal lands arising out of the primary coal lease. In July 2001, the U.S. District Court dismissed all claims against Salt River Project. In March 2008, the U.S. District Court lifted a stay that had been in place since October 2004 and referred pending discovery related motions to a Magistrate judge. In June 2009, the District Court ordered the parties to complete fact discovery by February 2010. In February 2010, the District Court issued an Amended Scheduling Order which extends the February 2010 discovery deadline and sets other procedural deadlines at various dates between March 2010 and February 2011.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
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
Environmental Reclamation at Remote Generating Stations
TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure. When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the corresponding coal supply agreement. At December 31, 2009 and 2008, TEP recorded liabilities of $10 million and $9 million, respectively, based on our $17 million obligation at the expiration dates of the coal supply agreements in 2011 through 2017.
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
TEP Wholesale Accounts Receivable and Allowances
TEP’s Accounts Receivable from Electric Wholesale Sales included $16 million of receivables at December 31, 2008 related to sales to the California Power Exchange (CPX) and the California Independent System Operator (CISO) in 2001 and 2000. TEP had recognized a related reserve of $14 million. There are currently pending several proceedings and lawsuits concerning the California energy crisis related to the FERC, wholesale power suppliers, Southern California Edison Company, Pacific Gas and Electric Company, the CPX and the CISO, where the parties are seeking refunds of $4 million. TEP’s cost to litigate these matters is expected to increase substantially as the proceedings enter the trial phase in 2010. In light of this, TEP re-engaged in settlement discussions with the plaintiffs in the fourth quarter of 2009. In December 2009, based on those settlement discussions, TEP wrote off the remaining receivable balance of $2 million and accrued an additional liability of $2 million. TEP believes it is adequately reserved but we cannot predict the final outcome of the settlement discussions or lawsuits at this time.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
Tucson to Nogales Transmission Line
TEP and UNS Electric are parties to a project development agreement for the joint construction of an approximately 60-mile transmission line from Tucson to Nogales, Arizona. UNS Electric’s participation in this project was initiated in response to an order by the ACC to improve reliability to UNS Electric’s retail customers in Nogales, Arizona.
In 2002, the ACC approved the location and construction of the proposed 345-kV line along a route identified as the Western Corridor route subject to a number of conditions, including obtaining all required permits from state and federal agencies. The U.S. Forest Service subsequently identified a preference for a route identified as the Central Corridor route in the final Environmental Impact Statement for the project. TEP is considering options for the project including potential new routes. If a decision is made to pursue an alternative route, approvals will be needed from the ACC, the Department of Energy, U.S. Forest Service, Bureau of Land Management, and the International Boundary and Water Commission. As of December 31, 2009, TEP had capitalized $11 million related to the project, including $2 million of land and land rights. If TEP does not receive the required approvals or abandons the project, TEP believes cost recovery is probable for prudent and reasonably incurred costs related to the project as a consequence of the ACC’s requirement for a second transmission line serving the Nogales, Arizona area.
Sierra Club San Juan Allegations
In December 2009, the Sierra Club sent TEP, the other owners of the San Juan Generating Station (SJGS), and San Juan Coal Company (SJCC), a Notice of Intent to Sue (RCRA Notice) under the Resource Conservation and Recovery Act (RCRA). The RCRA Notice alleges that certain activities at SJGS and the San Juan mine associated with the treatment, storage and disposal of coal and coal combustion by-products (CCBs) are causing imminent and substantial harm to the environment and that placement of CCBs at the mine constitute “open dumping” in violation of RCRA. Additionally, TEP has been informed that the Sierra Club sent SJCC a separate Notice of Intent to Sue (SMCRA Notice) under the Surface Mine Control and Reclamation Act (SMCRA) in December 2009. The SMCRA Notice similarly alleges damage to the environment due to activities at the San Juan mine, including the placement of CCBs from SJGS in the surface pits at the mine. Both Notices state Sierra Club’s intent to file citizens’ suits to pursue these claims upon expiration of the RCRA and SMRCA statutory notice periods. If suits are filed, potential remedies include the imposition of civil penalties and injunctive relief. TEP and Public Service Company of New Mexico, the SJGS operator, plan an aggressive defense of the RCRA claims. TEP cannot predict the outcome of these matters at this time.
GUARANTEES AND INDEMNITIES
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are:
•	UES’ guarantee of senior unsecured notes issued by UNS Gas ($100 million) and by UNS Electric ($100 million),

•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver, and

•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas, and

•	UniSource Energy’s guarantee of the $26 million of outstanding loans under the UED Credit Agreement. In February 2010, UED increased its borrowings under this agreement to $35 million. As a result, UniSource Energy increased its guarantee to $35 million.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
To the extent liabilities exist under these contracts, the liabilities are included in our consolidated balance sheets.
In January 2010, TEP entered into an agreement to purchase 100% of the equity interest in Sundt Unit 4. We have indemnified the seller of Sundt Unit 4 from any sales, use, transfer or similar taxes or fees due relating to the purchase. The terms of the indemnification do not include a limit on potential future payments; however, we believe that the parties to the agreement have abided by all tax laws and we do not have any additional tax obligations. We have not made any payments under the terms of this indemnification to date.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
NOTE 5. UTILITY PLANT AND JOINTLY-OWNED FACILITIES
UTILITY PLANT
The following table shows Utility Plant in Service by company and major class.

	December 31, 2009
	- Millions of Dollars -
			UNS		UniSource
	TEP	UNS Gas	Electric	UED	Energy
Plant in Service:
Electric Generation Plant	$1,527	$—	$17	$61	$1,605
Electric Transmission Plant	682	—	30	4	716
Electric Distribution Plant	1,110	—	185	—	1,295
Gas Distribution Plant	—	216	—	—	216
Gas Transmission Plant	—	18	—	—	18
General Plant	178	15	11	—	204
Computer Software	82	1	4	—	87
Electric Plant Held for Future Use	5	—	1	—	6

Total Plant in Service	$3,584	$250	$248	$65	$4,147

Utility Plant under Capital Leases	$720	$—	$1	$—	$721

	December 31, 2008
	- Millions of Dollars -
			UNS		UniSource
	TEP	UNS Gas	Electric	UED	Energy
Plant in Service:
Electric Generation Plant	$1,398	$—	$17	$58	$1,473
Electric Transmission Plant	660	—	29	4	693
Electric Distribution Plant	1,044	—	163	—	1,207
Gas Distribution Plant	—	201	—	—	201
Gas Transmission Plant	—	18	—	—	18
General Plant	173	14	9	—	196
Computer Software	71	1	4	—	76
Electric Plant Held for Future Use	5	—	1	—	6

Total Plant in Service	$3,351	$234	$223	$62	$3,870

Utility Plant under Capital Leases	$701	$—	$1	$—	$702

TEP’S UTILITY OPERATING STATISTICS

	For Years Ended December 31,
	2009	2008	2007	2006	2005
Generation and Purchased Power — kWh (000)
Remote Generation (Coal)	9,576,873	10,438,864	11,001,318	10,854,710	10,059,315
Local Tucson Generation (Oil, Gas & Coal)	711,420	1,039,362	1,088,778	966,476	1,165,001
Purchased Power	3,085,805	2,947,749	2,046,864	1,680,495	1,638,737

Total Generation and Purchased Power	13,374,098	14,425,975	14,136,960	13,501,681	12,863,053
Less Losses and Company Use	948,463	954,643	944,024	885,120	806,168

Total Energy Sold	12,425,635	13,471,332	13,192,936	12,616,561	12,056,885

TEP’s unamortized computer software costs were $31 million as of December 31, 2009 and $29 million as of December 31, 2008. UNS Gas and UNS Electric had unamortized computer software costs of $1 million as of December 31, 2009 and as of December 31, 2008.
All TEP Utility Plant under Capital Leases is used in TEP’s generation operations and amortized over the primary lease term as described in Notes 1 and 6. The amortization expense on capital lease assets was $26 million in 2009, and $25 million in each of 2008 and 2007.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
The following table reconciles the gross investment in utility plant to net investment in utility plant, segregated between regulated and non-regulated utility plant.

	December 31, 2009
	Regulated					Non- Regulated
				UNS	UNS
				Gas	Electric		UniSource
		TEP	Total	Total	Total	UED	Energy
	T&D	Gen	Plant	Plant	Plant	Plant	Total Plant
	-Millions of Dollars-

Gross Plant in Service	$2,057	$1,527	$3,584	$250	$248	$65	$4,147
Less Accumulated
Depreciation and Amortization	913	669	1,582	15	52	3	1,652

Net Plant in Service	$1,144	$858	$2,002	$235	$196	$62	$2,495

	December 31, 2008
	Regulated					Non- Regulated
				UNS	UNS
				Gas	Electric		UniSource
		TEP	Total	Total	Total	UED	Energy
	T&D	Gen	Plant	Plant	Plant	Plant	Total Plant
	-Millions of Dollars-

Gross Plant in Service	$1,953	$1,398	$3,351	$234	$223	$62	$3,870
Less Accumulated
Depreciation and Amortization	865	667	1,532	9	39	1	1,581

Net Plant in Service	$1,088	$731	$1,819	$225	$184	$61	$2,289

The category T&D includes all transmission and distribution Plant in Service. The category Gen includes the generation assets. Rates for utility operations appearing in this table are set by the ACC on a cost-of-service basis, and are accounted for under the provisions of regulatory accounting for all periods except those assets owned by UED.
The depreciable lives as of December 31, 2009 were as follows:

UNS Gas,
UNS Electric
Major Class of Utility Plant in Service	TEP	& UED

Electric Generation Plant	7-59 years	38-49 years
Electric Transmission Plant	10-50 years	20-50 years
Electric Distribution Plant	28-60 years	23-50 years
Gas Distribution Plant	n/a	30-65 years
Gas Transmission Plant	n/a	30-55 years
General Plant	5-31 years	5-40 years
Intangible Plant	3-15 years	5-32 years
See TEP Utility Plant in Note 1 and TEP Capital Lease Obligations in Note 6.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
JOINTLY-OWNED FACILITIES
At December 31, 2009, TEP’s interests in jointly-owned generating stations and transmission systems were as follows:

		Plant	Construction
	Ownership	in	Work in	Accumulated
	Percentage	Service	Progress	Depreciation
	-Millions of Dollars-
San Juan Units 1 and 2	50.0%	$416	$5	$209
Navajo Station Units 1, 2 and 3	7.5	138	3	86
Four Corners Units 4 and 5	7.0	89	5	67
Transmission Facilities	7.5 to 95.0	243	—	177
Luna Energy Facility	33.3	50	—	—

Total		$936	$13	$539

TEP has financed or provided funds for the above facilities and TEP’s share of their operating expenses is reflected in the income statements. See Note 4 for commitments related to TEP’s jointly-owned facilities.
NOTE 6. DEBT, CREDIT FACILITIES, AND CAPITAL LEASE OBLIGATIONS
Long-term debt matures more than one year from the date of the financial statements. We summarize UniSource Energy and TEP’s long-term debt in the statements of capitalization.
UNISOURCE ENERGY DEBT
Convertible Senior Notes
UniSource Energy has $150 million of 4.50% Convertible Senior Notes (Convertible Senior Notes) due 2035. The Convertible Senior Notes are unsecured and are not guaranteed by TEP or any other UniSource Energy subsidiary. Each $1,000 of Convertible Senior Notes is convertible into 27.427 shares of UniSource Energy Common Stock at any time, representing a conversion price of approximately $36.46 per share of our Common Stock, subject to adjustment in certain circumstances.
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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
TEP DEBT
2009 Sale and Redemption of Bonds
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
The proceeds from the issuance of the 2009 Pima A San Juan Bonds and the 2009 Coconino A Bonds were deposited with a trustee and were used on November 2, 2009, to redeem approximately $80 million of 6.95% 1997 Series A City of Farmington, New Mexico Pollution Control Bonds and approximately $15 million of 7.0% 1997 Series B Coconino County, Arizona Pollution Control Bonds.
Collateral Trust Bonds
In 1998, TEP issued a total of $140 million, 7.5% Collateral Trust Bonds, due August, 2008. TEP retired these bonds in 2008. See 2008 Pima A and 2008 Pima B Bonds below.
2008 Pima A Bonds
In March 2008, The Industrial Development Authority of Pima County (Pima Authority) issued, for the benefit of TEP, approximately $91 million of its 2008 Series A tax-exempt, unsecured, 6.375% bonds (2008 Pima A Bonds) due September 1, 2029. The proceeds were used to redeem a corresponding principal amount of bonds previously issued by the Pima Authority for TEP’s benefit, which TEP repurchased in 2005. In 2005, TEP did not cancel the repurchased bonds, which remained outstanding under their respective indentures but were not reflected as debt on the balance sheet. As holder of the repurchased bonds, TEP received the payment of the redemption price.
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
2008 Pima B Bonds
In June 2008, the Pima Authority issued for TEP’s benefit, $130 million of its 2008 Series B tax-exempt variable rate IDBs (2008 Pima B Bonds) due September 1, 2029. The 2008 Pima B Bonds were supported by a letter of credit (LOC) issued under the TEP 2008 Letter of Credit Facility. The LOC was secured by $132 million of 1992 Mortgage Bonds. The proceeds were used to redeem a corresponding principal amount of bonds previously issued by the Pima Authority for TEP’s benefit which TEP repurchased in 2005. TEP did not cancel the repurchased bonds, which remained outstanding under their respective indentures but were not reflected as debt on the balance sheet. As holder of the repurchased bonds being redeemed, TEP received the payment of the redemption price.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
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
While in the variable rate mode, the 2008 Pima B Bonds accrued interest at a rate which reset weekly. The average weekly interest rate on the 2008 Pima B Bonds ranged from 0.50% to 8.25%, with an average rate of 2.03% for 2008, and from 0.15% to 0.75%, with an average rate of 0.34% for 2009. The peak weekly rate of 8.25% occurred in mid-September 2008, when the short-term debt markets began to experience significant disruptions related to the creditworthiness of several large financial institutions. The rate on this debt was 0.30% and 0.75%, respectively, as of December 31, 2009 and 2008. TEP paid a remarketing fee of 10 basis points (bps) to the remarketing agent of the bonds, an LOC fee of 65 bps to the lenders, and an LOC issuing fee of 12.5 bps to the issuing bank.
In January 2010, TEP converted the interest on the 2008 Pima B to a fixed rate. The Pima B Bonds were reoffered in January 2010, with a term rate of 5.75% through maturity of September 2029. Interest is payable semi-annually beginning June 1, 2010. The bonds are callable at par beginning January 2015. Accordingly, the associated LOC was terminated on January 12, 2010 and the mortgage bonds were canceled.
TEP capitalized $1 million of costs related to the issuance of the 2008 Pima B Bonds and will amortize these costs through August 2029. TEP capitalized approximately $2 million of costs related to the reoffering in January 2010 and will amortize these costs through August 2029.
Variable Rate Industrial Development Bonds (IDBs)
Weighted average interest rates on this variable rate tax-exempt IDBs debt ranged from 0.25% to 0.79% during 2009, and from 0.55% to 8.09% during 2008, and the average interest rate on such debt was 0.41% in 2009, and 2.11% in 2008. In August 2009, TEP entered into an interest rate swap that had the effect of converting $50 million of variable rate industrial development bonds to a fixed rate of 2.4% from September 2009 through September 2014.
1992 Mortgage
TEP’s 1992 Mortgage creates liens on and security interests in most of TEP’s utility plant assets, with the exception of Springerville Unit 2. San Carlos Resources Inc., a wholly-owned subsidiary of TEP, holds title to Springerville Unit 2. Utility Plant under Capital Leases is not subject to such liens or available to TEP creditors, other than the lessors. The net book value of TEP’s utility plant subject to the lien of the indenture was approximately $2 billion at December 31, 2009.
TEP CAPITAL LEASE OBLIGATIONS
In January 2010, TEP entered into an agreement to purchase 100% of the equity interest in Sundt Unit 4 from the owner participant for $52 million. The purchase price is subject to increase by 0.75% of the purchase price per month in the event that the purchase occurs after March 31, 2010. TEP expects to finalize the purchase prior to March 31, 2010. Following the completion of the transaction, TEP expects to repay the remaining Sundt Unit 4 lease obligation of $5 million.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
The terms of TEP’s other capital leases are as follows:
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
Effective with commercial operation of Springerville Unit 3 in July 2006 and Springerville Unit 4 in December 2009, Tri-State and SRP are reimbursing TEP for various operating costs related to the common facilities on an ongoing basis, including 14% each of the Springerville Common Lease payments and 17% each of the Springerville Coal Handling Facilities Lease payments. TEP remains the obligor under these capital leases, and Capital Lease Obligations do not reflect any reduction associated with this reimbursement. Lease expenses reimbursed by Tri-State were $7 million in each of 2009, 2008 and 2007.
TEP has agreed with the owners of Springerville Units 3 and 4 that, upon expiration of the Springerville Coal Handling Facilities and Common Leases, TEP will acquire the leased interest in the facilities at fixed prices of $120 million in 2015, $38 million in 2017, and $68 million in 2021. Upon such acquisitions by TEP, each of the owners of Unit 3 and Unit 4 have the obligation to purchase or continue renting from TEP a 17% and 14% interest, respectively, in such facilities. On or before the Springerville Unit 1 Lease expiration date, TEP will determine if it will either: a) purchase the assets at the fair market value; b) extend the lease term; or c) not continue with an interest in Springerville Unit 1.
In January 2010, through scheduled lease payments, TEP reduced its capital lease obligation by $40 million.
Investments in Springerville Lease Debt and Equity
In March 2009, TEP purchased $31 million of Springerville Unit 1 lease debt which included a premium that will be amortized over the remaining term of the lease debt. TEP’s investment in Springerville Unit 1 lease debt totaled $88 million at December 31, 2009 and $59 million at December 31, 2008. TEP also held an undivided equity ownership interest in the Springerville Unit 1 lease totaling $37 million at December 31, 2009 and $48 million at December 31, 2008. TEP held an investment in Springerville Coal Handling Facilities lease debt totaling $7 million at December 31, 2009 and $20 million at December 31, 2008.
Interest Rate Swaps — Springerville Common Facilities Lease Debt
In June 2006 and in May 2009, TEP entered into interest rate swaps to hedge the floating interest rate risk associated with the Springerville Common Facilities Lease debt. Interest on the lease debt is payable at six-month LIBOR plus a spread. The applicable spread was 1.625% as of December 31, 2009 and 1.5% as of December 31, 2008. The swaps have the effect of fixing the interest rates on the amortizing principal balances as follows:

		LIBOR
Outstanding at December 31, 2009	Fixed Ratio	Spread
$35 million	5.77%	1.625%
$23 million	3.18%	1.625%
$7 million	3.32%	1.625%

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
These interest rate swaps have been recorded by TEP as a cash flow hedge for financial reporting purposes. See Note 18.
UNS ELECTRIC LONG-TERM DEBT
UNS Electric has $100 million of senior unsecured debt; $50 million at 6.5%, due 2015 and $50 million at 7.1%, due 2023 (UNS Electric 2008 Long-Term Debt). The UNS Electric Long-Term Debt is guaranteed by UES. The notes may be prepaid with a make-whole call premium reflecting a discount rate equal to an equivalent maturity U.S. Treasury security yield plus 50 basis points.
The UNS Electric Long-Term Debt contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments and incurrence of indebtedness. As of December 31, 2009, UNS Electric was in compliance with the covenants.
UNS Electric must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Electric may, without meeting these tests, refinance existing debt and incur up to $5 million in short-term debt.
UNS GAS LONG-TERM DEBT
UNS Gas has $100 million of senior unsecured notes outstanding, consisting of $50 million at 6.23%, due August 2011, and $50 million at 6.23%, due August 2015. The notes may be prepaid with a make-whole call premium reflecting a discount rate equal to an equivalent maturity U.S. Treasury security yield plus 50 basis points. UES guarantees the notes.
UNS Gas must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. UNS Gas may refinance existing debt and incur up to $7 million in short-term debt.
The UNS Gas Long-Term Debt contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments and incurrence of indebtedness. As of December 31, 2009, UNS Gas was in compliance with the terms of its note purchase agreement.
UNISOURCE ENERGY CREDIT AGREEMENT
The UniSource Energy Credit Agreement consists of a $30 million amortizing term loan facility and a $70 million revolving credit facility and matures in August 2011. UniSource Energy’s obligations under the UniSource Credit Agreement are secured by a pledge of the capital stock of Millennium, UES and UED.
At December 31, 2009 the following balances were outstanding:

	Current	Long-		Current	Long-
	Liabilities	Term Debt	Total	Liabilities	Term Debt	Total
	- Millions of Dollars-
	December 31, 2009			December 31, 2008
Revolver	$—	$31	$31	$—	$43	$43

Term Loan	$6	$3	$9	$6	$9	$15

Weighted Average Interest Rate on the Revolver and Term Loan	—	—	1.48%	—	—	2.48%

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
We have included the revolver borrowings in Long-Term Debt as UniSource Energy has the ability and the intent to have outstanding borrowings for the next twelve months. As of February 25, 2010, outstanding borrowings under the UniSource Energy Credit Agreement were $15 million.
Principal payments of $1.5 million on the outstanding term loan are due quarterly, with the balance due at maturity. We have the option of paying interest on the term loan and on borrowings under the revolving credit facility at adjusted LIBOR plus 1.25% or the sum of the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate and 0.25%.
The UniSource Energy Credit Agreement restricts additional indebtedness, liens, mergers, sales of assets, and certain investments and acquisitions. We must also meet: (1) a minimum cash flow to interest coverage ratio for UniSource Energy on a standalone basis and (2) a maximum leverage ratio on a consolidated basis. In September 2008, as a result of higher than expected fuel and purchased power costs, UniSource Energy amended the UniSource Energy Credit Agreement to provide more flexibility to meet the leverage ratio test for the next four calendar quarters, ending June 30, 2009. In February 2009, the leverage ratio in the UniSource Credit Agreement was further amended through August 2011. The leverage ratio is calculated as the ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). As of December 31, 2009, UniSource Energy was in compliance with the terms of its credit agreement.
UniSource Energy may pay dividends if, after giving effect to the dividend payment, it has more than $15 million of unrestricted cash and unused revolving credit.
TEP CREDIT AGREEMENT
The TEP Credit Agreement consists of a $150 million revolving credit facility, and a $341 million LOC facility which supports $329 million of tax-exempt Variable Rate IDBs. The TEP Credit Agreement matures in August 2011 and is secured by $491 million of mortgage bonds issued under the 1992 Mortgage, which creates a lien on and security interest in most of TEP’s utility plant assets. The $150 million revolving credit facility may be used for revolver borrowings as well as to issue letters of credit. TEP issues letters of credit to provide credit enhancements to counterparties for power and gas procurement and hedging activities.
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
In September 2008, as a result of higher than expected fuel and purchased power costs, TEP amended the TEP Credit Agreement, to provide more flexibility to meet the leverage ratio test for the next four calendar quarters, ending June 30, 2009. The leverage ratio is calculated as the ratio of consolidated total indebtedness to EBITDA. As of December 31, 2009, TEP was in compliance with all the terms of its credit agreement.
As of December 31, 2009, TEP had $35 million in borrowings and $1 million outstanding in letters of credit under its revolving credit facility. As of December 31, 2008, TEP had $10 million in loans outstanding under its revolving credit facility and $1 million outstanding in letters of credit. The revolving loan balances are included in Current Liabilities in the UniSource Energy and TEP balance sheets. The outstanding letters of credit are off-balance sheet obligations of TEP. As of February 25, 2009, TEP had $50 million in borrowings and $1 million outstanding in letters of credit under its revolving credit facility.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
TEP Letter of Credit Facility
In April 2008, TEP entered into a three-year $132 million letter of credit and reimbursement agreement (2008 TEP Letter of Credit Facility). The 2008 TEP Letter of Credit Facility supported $130 million aggregate principal amount of variable rate tax-exempt IDBs that were issued on behalf of TEP in June 2008. (See 2008 Pima B Bonds above).
Interest rates and fees under the 2008 TEP Letter of Credit Facility were based on a pricing grid tied to TEP’s credit ratings. Based on TEP’s current credit ratings, the letter of credit fees were 0.65% per annum during the first two years and 0.775% in the third year.
The TEP Letter of Credit Facility contained substantially the same restrictive covenants as the TEP Credit Agreement described above. As of December 31, 2009, TEP was in compliance with all the terms of the TEP Letter of Credit Facility. The TEP Letter of Credit Facility was terminated in January 2010 at the time of the fixed rate conversion of the 2008 Pima B Bonds (See 2008 Pima B Bonds above).
UNS GAS/UNS ELECTRIC CREDIT AGREEMENT
The UNS Gas/UNS Electric Revolver is a $60 million revolving credit facility which matures in August 2011. Either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, so long as the combined amount borrowed does not exceed $60 million. UNS Gas is only liable for UNS Gas’ borrowings, and similarly, UNS Electric is only liable for UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver. UES guarantees the obligations of both UNS Gas and UNS Electric. The UNS Gas/UNS Electric Revolver may be used to issue letters of credit, as well as for revolver borrowings. UNS Gas and UNS Electric issue letters of credit, which are off-balance sheet obligations, to support power and gas purchases and hedges.
UNS Gas and UNS Electric each have the option of paying interest at LIBOR plus 1.0% or the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate.
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, dividends, mergers and sales of assets. The UNS Gas/UNS Electric Revolver also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. As of December 31, 2009, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver.
The borrowings under the UNS Gas/UNS Electric Revolver were as follows:

	UNS	UNS	UNS	UNS
	Gas	Electric	Gas	Electric
	-Millions of Dollars-
	December 31, 2009		December 31, 2008
Balance on the Revolver	$—	$—	$—	$8

Weighted Average Interest Rate	—	—	—	1.5%

Outstanding Letters of Credit	$—	$11	$10	$7

At December 31, 2008, UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver were excluded from Current Liabilities and presented as Long-Term Debt, as UNS Electric has the ability and the intent to keep the borrowings outstanding under the UNS Gas/UNS Electric Revolver for the next twelve months.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
UED BORROWINGS
In March 2009, UED entered into a 364-day, $30 million senior secured term loan facility. The loan is guaranteed by UniSource Energy and is secured by a lien of substantially all the assets of UED, including the BMGS and an assignment of UED’s PPA with UNS Electric. UED has the option of paying interest on the loan facility at LIBOR plus 3% or an alternative base rate plus 2%. The alternative base rate is the greater of federal funds plus 0.5%, the agent bank’s reference rate or one-month LIBOR plus 1%. The terms of the facility require UED to make quarterly excess cash flow payments. UED paid $1 million in debt issuance costs which are being amortized to interest expense over one year, the term of the loan. UED used the proceeds of the loan to pay a dividend of $30 million to UniSource Energy. As of December 31, 2009, UED owed $26 million under the senior secured term loan facility. In February 2010, UED amended its term loan facility to extend the termination date by two years to March 2012 and had net additional borrowings of $9 million bringing the outstanding balance to $35 million. UED capitalized less than $1 million in costs related to the transaction.
DEBT MATURITIES
Long-term debt, including term loan payments, revolving credit facilities classified as long-term, and capital lease obligations mature on the following dates:

	TEP
	Variable
	Rate IDBs	TEP	TEP				UniSource
	Supported	Scheduled	Capital				Energy
	by Letters	Debt	Lease	TEP	UNS	UNS	(includes
	of Credit	Retirements	Obligations	Total	Gas	Electric	UED)	Total
	- Millions of Dollars -
2010	$—	$—	$93	$93	$—	$—	$32	$125
2011	459	—	107	566	50	—	34	650
2012	—	—	118	118	—	—	—	118
2013	—	—	122	122	—	—	—	122
2014	—	—	195	195	—	—	—	195

Total 2010 — 2014	459	—	635	1,094	50	—	66	1,210
Thereafter	—	445	103	548	50	100	150	848
Less: Imputed Interest	—	—	(209)	(209)	—	—	—	(209)

Total	$459	$445	$529	$1,433	$100	$100	$216	$1,849

TEP’s Variable Rate IDBs are backed by a $341 million LOC issued pursuant to TEP’s Credit Agreement which expires in August 2011 and TEP’s $132 million Letter of Credit Facility which was terminated in January 2010. Although the Variable Rate IDBs mature between 2018 and 2029, the above table reflects a redemption or repurchase of such bonds in 2011 as though the LOCs terminate without replacement upon expiration of the TEP Credit Agreement.
NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE
The fair value of a financial instrument is the market price that would be received to sell an asset or transfer a liability at the measurement date. We use the following methods and assumptions for estimating the fair value of our financial instruments:
•	The carrying amounts of our current assets and liabilities, including Current Maturities of Long-Term Debt, UED’s term loan, and amounts outstanding under our credit agreements, approximate their fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The amount recorded in the balance sheet (carrying value) and the estimated fair values of our financial instruments included the following:

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	-Millions of Dollars-
Assets:
TEP Investment in Lease Debt and Equity	$132	$140	$127	$144
Millennium Note Receivable	15	15	—	—
Liabilities:
Fixed Rate Long-Term Debt
TEP	445	336	445	322
UniSource Energy	795	693	795	661
Variable Rate Long-Term Debt
TEP	459	452	459	441
UniSource Energy	459	452	459	441
See Note 6 for a description of TEP’s investment in Springerville Lease Debt and Equity. TEP intends to hold the $95 million investment in Springerville Lease Debt Securities to maturity (Springerville Coal Handling Facilities lease debt totaling $7 million matures through July 1, 2011, and Springerville Unit 1 lease debt totaling $88 million matures through January 1, 2013). This investment is stated at amortized cost, which means the purchase cost has been adjusted for the amortization of the premium and discount to maturity.
NOTE 8. STOCKHOLDERS’ EQUITY
DIVIDEND LIMITATIONS
UniSource Energy
Our ability to pay cash dividends on Common Stock outstanding depends, in part, upon cash flows from our subsidiaries: TEP, UES, Millennium and UED, as well as compliance with various debt covenant requirements. As of December 31, 2009, we complied with the terms of all such debt covenant requirements. Because UNS and all of its subsidiaries are in compliance with their debt covenants at December 31, 2009, there are no amounts of net income which are restricted.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
In February 2010, UniSource Energy declared a first quarter dividend to shareholders of $0.39 per share of UniSource Energy Common Stock. The dividend, totaling approximately $14 million, will be paid on March 8, 2010 to common shareholders of record as of February 23, 2010. In 2009, UniSource Energy paid quarterly dividends to the shareholders of $0.29 per share, for a total of $1.16 per share, or $41 million for the year. In 2008, UniSource Energy paid quarterly dividends to the shareholders of $0.24 per share, for a total of $0.96 per share, or $34 million, for the year. During 2007, UniSource Energy paid quarterly dividends to the shareholders of $0.225 per share, for a total of $0.90 per share, or $32 million, for the year.
In 2008, UniSource Energy’s dividend to the shareholders of $34 million exceeded its retained earnings. As a result, we recorded dividends of $14 million against retained earnings and dividends of $20 million against common stock. UniSource Energy has no additional paid-in capital. Such dividends do not represent a return of capital dividend for income tax purposes.
TEP
TEP paid dividends to UniSource Energy of $60 million in 2009, $3 million in 2008, and $53 million in 2007. In 2009, TEP recorded $0.8 million of dividend equivalents related to restricted stock units as dividends. UniSource Energy is the holder of TEP’s common stock. TEP met the requirements discussed below before paying these dividends.
UniSource Energy contributed capital to TEP of $30 million in 2009 and $18 million in 2007.
Bank Credit Agreement
TEP’s Credit Agreement as of August 2006 allows TEP to pay dividends as long as TEP complies with the agreement and certain financial covenants including quarterly limits on the ratio of total indebtedness to total earnings before interest expense/income, income taxes and non-cash items. TEP is in compliance with these covenants.
Federal Power Act
This Act states that dividends shall not be paid out of funds properly included in capital accounts. TEP’s 2009, 2008 and 2007 dividends were paid from current year earnings.
UNS Gas and UNS Electric
The terms of the senior unsecured note agreements entered into by both UNS Gas and UNS Electric contain dividend restrictions. See Note 6. UES did not pay any dividends to UniSource Energy in 2009, 2008 or 2007.
UES made capital contributions to UNS Electric of less than $0.5 million in 2008.
UniSource Energy made no capital contributions to UNS Electric in 2009 and 2008. UniSource Energy made capital contributions to UNS Electric of $10 million in 2007.
Millennium and UED
Millennium paid dividends of $4 million to UniSource Energy in January 2010, $3 million in 2009, $25 million in 2008 and $15 million in 2007, all of which represented return of capital distributions.
UED paid dividends to UniSource Energy of $9 million in February 2010, $4 million of which represented return of capital distributions; $30 million in 2009 which represented return of capital distributions; and $0.5 million in 2008. Millennium and UED have no dividend restrictions.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
In December 2008, UniSource Energy contributed $59 million in capital to UED by canceling an intercompany promissory note in the amount of $59 million. Borrowings under the promissory note were used to finance the development of BMGS.
NOTE 9. INCOME TAXES
A reconciliation of the federal statutory income tax rate to each company’s effective income tax rate is as follows:

	UniSource Energy			TEP
	Years Ended December 31,
	2009	2008	2007	2009	2008	2007
	-Millions of Dollars-

Federal Income Tax Expense at Statutory Rate	$59	$11	$34	$51	$5	$31
State Income Tax Expense, Net of Federal Benefit	7	1	5	6	1	4
Depreciation Differences (Flow Through Basis)	1	2	3	1	2	3
San Juan Generating Station Environmental Penalties	—	3	—	—	3	—
Federal/State Tax Credits	(1)	(3)	(2)	(1)	(3)	(2)
Other	(2)	3	(1)	(2)	3	—

Total Federal and State Income Tax Expense	$64	$17	$39	$55	$11	$36

Effective Tax Rate	38%	55%	40%	38%	71%	40%

In 2008, it was determined that the environmental penalties at San Juan Generating Station would not be deductible for income tax purposes. As a result, an additional $3 million of tax expense was recognized in 2008 for penalties incurred in the current and prior years. Other items included in GAAP expense which will not be deductible for tax were offset by the recognition of income tax credits.
Income tax expense included in the income statements consists of the following:

	UniSource Energy			TEP
	Years Ended December 31,
	2009	2008	2007	2009	2008	2007
	-Millions of Dollars-

Current Tax Expense (Benefit)
Federal	$5	$(17)	$14	$7	$(12)	$22
State	—	(2)	3	1	(1)	6

Total	5	(19)	17	8	(13)	28

Deferred Tax Expense (Benefit)
Federal	48	34	20	38	23	9
State	11	2	2	9	1	(1)

Total	59	36	22	47	24	8

Total Federal and State Income Tax Expense	$64	$17	$39	$55	$11	$36

We record deferred income tax assets and liabilities for amounts that will result in tax deductions or taxable income on future tax returns. We consider it more likely than not that all the deferred tax assets will result in lower income taxes in the future. Consequently, we have not recorded a valuation allowance to reduce our deferred tax assets.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
The significant components of deferred income tax assets and liabilities consist of the following:

	UniSource Energy		TEP
	December 31,		December 31,
	2009	2008	2009	2008
	-Millions of Dollars-

Gross Deferred Income Tax Assets
Capital Lease Obligations	$208	$209	$208	$209
Customer Advances and Contributions in Aid of Construction	43	40	26	26
Alternative Minimum Tax Credit	43	49	28	35
Accrued Postretirement Benefits	24	24	24	24
Emission Allowance Inventory	13	13	12	12
Other	35	39	25	27

Gross Deferred Income Tax Assets	366	374	323	333

Gross Deferred Income Tax Liabilities
Plant — Net	(442)	(390)	(397)	(357)
Capital Lease Assets — Net	(58)	(61)	(58)	(61)
Regulatory Asset — Income Taxes Recoverable Through Future Revenues	(7)	(8)	(7)	(8)
Pensions	(10)	(7)	(11)	(8)
Deferred Lease Payment	(5)	(6)	(5)	(6)
Other	(19)	(19)	(11)	(13)

Gross Deferred Income Tax Liabilities	(541)	(491)	(489)	(453)

Net Deferred Income Tax Liabilities	$(175)	$(117)	$(166)	$(120)

The balance sheets display the net deferred income tax liability as follows:

	UniSource Energy		TEP
	December 31,		December 31,
	2009	2008	2009	2008
	-Millions of Dollars-

Deferred Income Taxes — Current Assets	$52	$61	$51	$60
Deferred Income Taxes — Noncurrent Liabilities	(227)	(178)	(217)	(180)

Net Deferred Income Tax Liability	$(175)	$(117)	$(166)	$(120)

Deferred Income Taxes — Current Assets at December 31, 2009 and 2008 for UniSource Energy includes $3 million of deferred tax assets related to losses of a foreign investment held by a Millennium subsidiary. Management plans to dispose of its investment in the foreign joint venture and recognize the deferred losses on UniSource Energy’s federal and state income tax returns. This recognition on filed tax returns will allow for realization of the deferred tax asset. If management is unable to complete its plans to dispose of the joint venture, UniSource Energy may be required to write off the deferred tax asset of $3 million.
At December 31, 2008, UniSource Energy had $43 million and TEP had $28 million of state net operating loss carryforwards which are expected to be used on the 2009 income tax returns. Deferred tax assets also include $2 million of federal and state capital loss carryforward at UniSource Energy which is also expected to be fully used on the 2009 income tax returns.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
Management believes that based on its historical pattern of taxable income, UniSource Energy will produce sufficient income in the future to realize its deferred income tax assets. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. No valuation allowance has been recorded to reduce the balance in deferred tax assets since management believes it is more likely than not that UniSource Energy will be able to recognize the tax deductions on future returns.
The $13 million income tax receivable at December 31, 2008 is attributable to a 2008 net operating loss which was carried back to prior years.
Uncertain Tax Positions
UniSource Energy and TEP adopted uncertain tax position accounting as of January 1, 2007. Accounting guidance requires us to determine whether it is “more likely than not” that we will sustain a tax position under examination. Each tax position is measured to determine the amount of benefit to recognize in the financial statements. The amount of unrecognized tax benefit reported by UniSource Energy, all of which is recorded at TEP, was $19 million at December 31, 2009 and $20 million at December 31, 2008. The following table shows the changes in unrecognized tax benefits of UniSource Energy and TEP:

	December 31,
	2009	2008
Unrecognized Tax Benefits, beginning of year	$20	$12
Additions based on tax positions taken in the current year	1	6
Reductions based on settlements with tax authorities	(1)	—
Additions based on tax positions taken in the prior year	—	3
Reductions based on tax positions taken in the prior year	(1)	(1)

Unrecognized Tax Benefits, end of year	$19	$20

Unrecognized tax benefits which, if recognized, would reduce the effective tax rate, were $1 million at December 31, 2009 and 2008 for both UniSource Energy and TEP.
The $1 million decrease in the balance of unrecognized tax benefits from 2008 to 2009 relates to $1 million of tax benefit attributable to tax positions taken in 2009 which may not be sustainable, offset by the recognition of $1 million of tax benefits from prior years and recognition of $1 million of tax benefits based on settlements with authorities. The balance in unrecognized tax benefits could increase in the next twelve months as a result of the ongoing IRS audits, but the amount of the increase cannot be determined.
TEP recognizes interest accrued related to unrecognized tax benefits in Other Interest Expense in the income statements. In 2009 $1 million of interest expense was recorded and in 2008 no interest expense was recognized. The balance of interest payable at December 31, 2009 is $2 million and at December 31, 2008 it was $1 million. Penalties accrued are immaterial in amount.
UniSource Energy and TEP have been audited by the IRS through tax year 2004 and are currently under audit by the IRS for 2005, 2006, and 2008. Tax Year 2007 has not yet been selected for audit. The fieldwork for the 2005 and 2006 audits is complete and the audits are effectively settled. The 2005 and 2006 audits closed in January 2010. UniSource Energy and TEP have a current liability of $2 million for taxes and interest to settle 2005 and 2006 audits. We are unable to determine when the 2008 audit will be completed. UniSource Energy and TEP are not currently under audit by any state tax agencies.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
NOTE 10. EMPLOYEE BENEFIT PLANS
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
We recognize the underfunded status of our defined benefit pension plans as a liability on our consolidated balance sheets. The underfunded status is measured as the difference between the fair value of the plans assets and the projected benefit obligation for pension plans. We recognize a regulatory asset to the extent these future costs are probable of recovery in rates. In December 2008, as a result of the 2008 TEP Rate Order, TEP reapplied regulatory accounting to its generation operations. Accordingly, TEP reclassified pension amounts related to its generation operations, previously recognized in AOCI, to a regulatory asset.
TEP also provides supplemental retirement benefits to certain employees whose benefits are limited by IRS benefit or compensation limitations. Changes in benefit obligations are recognized as a component of AOCI.
Pension Contributions
The Pension Protection Act of 2006 (The Pension Act) establishes minimum funding targets for pension plans beginning in 2008. A plan’s funding target is the present value of all benefits accrued or earned as of the beginning of the plan year. While the annual targets are not legally required, if a plan does not meet the annual funding targets, the plan’s benefit payment options are limited and a funding deficiency notice must be sent to all plan participants. All TEP, UNS Gas and UNS Electric plans are in compliance with The Pension Act.
UniSource Energy made pension plan contributions in 2009 of $25 million, of which $23 million was made by TEP.
In 2010, UniSource Energy expects to contribute $22 million to the pension plans of which $20 million will be made by TEP.
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
The amendment reduced the annual expense for 2009 for the salaried plan by less than $1 million to $8 million. The reduction in pension expense was recognized ratably from September to December of 2009. The remeasurement reduced the benefit obligation and corresponding regulatory asset by $8 million.
In December 2009, TEP amended its defined benefit pension plan for union employees to limit early retirement benefits for TEP union employees hired on or after January 1, 2011, modify disability retirement and survivor benefits for TEP union employees, and modify maximum credited service beginning in 2009. Because the amendment was in December, there was no additional remeasurement.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
OTHER POSTRETIREMENT BENEFIT PLANS
TEP provides limited health care and life insurance benefits for retirees. All regular employees may become eligible for these benefits if they reach retirement age while working for TEP or an affiliate. UNS Gas and UNS Electric provide postretirement medical benefits for current retirees and a small group of active employees.
In the 2008 TEP Rate Order, the ACC authorized accrual basis recovery of other postretirement benefit plan costs based on a commitment to fund the plan. TEP established a Voluntary Employee Beneficiary Association (VEBA) trust in 2009 to fund its other postretirement benefit plan and began funding the plan. TEP, UNS Gas and UNS Electric now record changes in their other postretirement obligation, not yet reflected in net periodic benefit cost, as a regulatory asset, as such amounts are probable of future recovery in rates. Amounts previously recorded in AOCI were reclassified to a regulatory asset in 2008.
The pension and other postretirement benefit related amounts (excluding tax balances) included in the UniSource Energy balance sheet are:

			Other Postretirement
	Pension Benefits		Benefits
	Years Ended December 31,
	2009	2008	2009	2008
	-Millions of Dollars-
Regulatory Pension Asset included in Other Regulatory Assets	$75	$105	$9	$7
Accrued Benefit Liability included in Accrued Employee Expenses	—	—	(4)	(4)
Accrued Benefit Liability included in Pension and Other Postretirement Benefits	(58)	(95)	(65)	(63)
Accumulated Other Comprehensive Loss	3	3	—	—

Net Amount Recognized	$20	$13	$(60)	$(60)

The table above includes accrued pension benefit liabilities for UNS Gas and UNS Electric of approximately $5 million and $7 million, at December 31, 2009 and 2008 respectively, and a postretirement benefit liability of $1 million for UNS Gas and UNS Electric, for each period presented.
The balance remaining in AOCI of $3 million relates to the TEP supplemental executive retirement plan.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
OBLIGATIONS AND FUNDED STATUS
We measured the actuarial present values of all pension benefit obligations and other postretirement benefit plans at December 31, 2009 and 2008. The tables below include TEP, UNS Gas and UNS Electric plans. The change in projected benefit obligation and plan assets and reconciliation of the funded status are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Years Ended December 31,
	2009	2008	2009	2008
	-Millions of Dollars-
Change in Projected Benefit Obligation
Benefit Obligation at Beginning of Year	$230	$209	$67	$65
Actuarial (Gain) Loss	—	13	1	—
Interest Cost	14	14	4	4
Service Cost	7	7	2	2
Measurement Date Change	—	1	—	—
Amendments	(1)	(2)	—	—
Benefits Paid	(8)	(12)	(3)	(4)

Projected Benefit Obligation at End of Year	242	230	71	67

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	135	193	—	—
Actual (Loss) Return on Plan Assets	32	(57)	—	—
Benefits Paid	(8)	(12)	(3)	(4)
Employer Contributions	25	10	5	4
Measurement Date Change	—	1	—	—

Fair Value of Plan Assets at End of Year	184	135	2	—

Funded Status at End of Year	$(58)	$(95)	$(69)	$(67)

The table above includes pension benefit obligations for UNS Gas and UNS Electric of approximately $5 million and $7 million, at December 31, 2009 and 2008, respectively, plan assets of $6 million and $4 million at December 31, 2009 and 2008, respectively, and a postretirement benefit liability of less than $1 million, for UNS Gas and UNS Electric, for each period presented.
The following table provides the components of UniSource Energy’s regulatory assets and accumulated other comprehensive loss that have not been recognized as components of net periodic benefit cost as of December 31, 2009:

			Other Postretirement
	Pension Benefits		Benefits
	Years Ended December 31,
	2009	2008	2009	2008
	-Millions of Dollars-
Net Loss	$77	$105	$13	$13
Prior Service Cost (Benefit)	1	3	(4)	(6)

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
Information for pension plans with Accumulated Benefit Obligations in excess of plan assets follows:

	December 31,
	2009	2008
Projected Benefit Obligation at End of Year	$242	$230
Accumulated Benefit Obligation at End of Year	210	198
Fair Value of Plan Assets at End of Year	184	135
At December 31, 2008, and December 31, 2009, all UniSource Energy defined benefit pension plans had accumulated benefit obligations in excess of plan assets.
The components of net periodic benefit costs are as follows:

				Other Postretirement
	Pension Benefits			Benefits
	Years Ended December 31,
	2009	2008	2007	2009	2008	2007
	-Millions of Dollars-

Service Cost	$7	$7	$8	$2	$2	$2
Interest Cost	14	14	13	4	4	4
Expected Return on Plan Assets	(11)	(16)	(14)	—	—	—
Prior Service Cost Amortization	1	2	1	(2)	(2)	(2)
Recognized Actuarial Loss	7	—	2	1	1	1

Net Periodic Benefit Cost	$18	$7	$10	$5	$5	$5

Approximately 20% of the net periodic benefit cost was capitalized as a cost of construction and the remainder was included in Other Operating and Maintenance costs.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
The changes in plan assets and benefit obligations recognized as regulatory assets or in AOCI are as follows:

	Pension Benefits
	2009		2008		2007
	Regulatory		Regulatory		Regulatory
	Asset	AOCI	Asset	AOCI	Asset	AOCI
	-Millions of Dollars-

Current Year Actuarial (Gain) Loss	$(21)	$—	$85	$1	$(16)	$(6)
Amortization of Actuarial Gain (Loss)	(7)	—	—	—	(1)	(1)
Prior Service (Cost) Amortization	—	—	(2)	—	(1)	(1)
Plan Amendments	(1)	—	(2)	—	—	—
Reclassification from AOCI to Regulatory Asset	—	—	8	(8)	—	—
Change in Additional Minimum Liability	—	—	—	—	—	—

Total Recognized	$(29)	$—	$89	$(7)	$(18)	$(8)

	Other Postretirement Benefits
	2009	2008
	Regulatory	Regulatory		2007
	Asset	Asset	AOCI	AOCI
	-Millions of Dollars-

Current Year Actuarial (Gain) Loss	$1	$—	$—	$(1)
Amortization of Actuarial Gain (Loss)	(1)	(1)	—	(1)
Prior Service (Cost) Amortization	2	2	—	2
Change in Additional Minimum Liability	—	—	—	(2)
Reclassification from AOCI to Regulatory Asset	—	6	(6)	—

Total Recognized	$2	$7	$(6)	$(2)

For all pension plans, we amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan. We will amortize $5 million estimated net loss and less than $1 million prior service cost from other regulatory assets or AOCI into net periodic benefit cost in 2010. The estimated net loss and prior service benefit for the defined benefit postretirement plans that will be amortized from other regulatory assets into net periodic benefit cost in 2010 are $1 million and $2 million, respectively.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Weighted-Average Assumptions Used to Determine Benefit Obligations as of the Measurement Date
Discount Rate	6.3%	6.3%	6.0%	6.5%
Rate of Compensation Increase	3.0 – 5.0%	3.0 – 5.0%	N/A	N/A

				Other Postretirement
	Pension Benefits			Benefits
	2009	2008	2007	2009	2008
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

Discount Rate	6.3%	6.6 – 6.8%	5.9%	6.5%	6.5%
Rate of Compensation Increase	3.0 – 5.0%	3.0 – 5.0%	3.0 – 5.0%	N/A	N/A
Expected Return on Plan Assets	8.0%	7.75 – 8.3%	8.3%	N/A	N/A
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
TEP, UNS Gas and UNS Electric use a combination of sources in selecting the expected long-term rate-of-return-on-assets assumption, including an investment return model. The model used provides a “best-estimate” range over 20 years from the 25th percentile to the 75th percentile. The model used as a guideline for selecting the overall rate-of-return-on-assets assumption is based on forward looking return expectations only. The above method is used for all asset classes.
Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as net periodic benefit cost.

	December 31,
	2009	2008
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Next Year	7.9%	7.5%
Ultimate Health Care Cost Trend Rate Assumed	4.5%	5%
Year that the Rate Reaches the Ultimate Trend Rate	2027	2017

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
Assumed health care cost trend rates significantly affect the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the December 31, 2009 amounts:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
	-Millions of Dollars-
Effect on Total of Service and Interest Cost Components	$1	$(1)
Effect on Postretirement Benefit Obligation	5	(4)
PENSION PLAN AND OTHER POSTRETIREMENT BENEFIT ASSETS
TEP, UNS Gas and UNS Electric calculate the fair value of plan assets on December 31, the measurement date. The 2007 measurement date was December 1. Pension plan asset allocations, by asset category, were as follows:

			UNS Gas and UNS Electric
	TEP Plan Assets		Plan Assets
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Asset Category
Equity Securities	57%	51%	56%	67%
Fixed Income Securities	34%	33%	33%	31%
Real Estate	7%	13%	11%	—
Other	2%	3%	—	2%

Total	100%	100%	100%	100%

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10

	Fair Value Measurements of Pension Assets
	December 31, 2009
	($ in millions)
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total

Cash	$1	$—	$—	$1
Equity Securities:
U.S. Large Cap	—	53	—	53
U.S. Small Cap	—	10	—	10
Non-U.S.	—	42	—	42
Fixed Income	—	63	—	63
Real Estate	—	5	8	13
Hedge Fund	—	—	1	1
Private Equity	—	—	1	1

Total	$1	$173	$10	$184

Level 1 cash equivalents are based on observable market prices and are comprised of the fair value of commercial paper, money market funds, and certificates of deposit.

Level 2 investments comprise amounts held in co-mingled equity funds, US bond and real estate funds. Valuations are based on active market quoted prices for assets held by each respective fund.

Level 3 real estate investments were valued by appraisal at September 30, 2009, and subsequently revalued at December 31, 2009. Revaluation comprised of using a preliminary real estate index value to estimate the percentage change in asset value from September 30, 2009, to December 31, 2009. The preliminary real estate index value was developed based on appraisals comprising 82% of real estate assets tracked by the index.

Level 3 hedge and private equity funds are classified as funds-of-funds. They are valued based on individual fund manager valuation models.
As of December 31, 2009, the fair value of VEBA trust assets were $1.5 million of which $1 million were fixed income investments and $0.5 million were equities. There are no level three assets in the VEBA trust.
A Reconciliation of Level 3 Assets follows:

	Private Equity	Real Estate	Hedge Fund	Total

Beginning Balances at December 31, 2008	$1	$12	$3	$16
Actual Return on Plan Assets:
Relating to Assets still held at Reporting Date	—	(4)	—	(4)
Relating to Assets sold during the Period	—	—	(1)	(1)
Purchases, Sales, and Settlements	—	—	(1)	(1)
Transfers in and/or out of Level 3	—	—	—	—

Ending Balance at December 31, 2009	$1	$8	$1	$10

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
Pension Plan Investments
Investment Goals
Strategic asset allocation is the principal method for achieving each plan’s investment objective, while maintaining an appropriate level of risk. We will consider the projected impact on benefit security of any proposed changes to the current asset allocation policy. The expected long-term returns and implications for Plan Sponsor funding will be reviewed in selecting policies to ensure that current asset pools are projected to be adequate to meet the expected liabilities of the Plans. We expect to use asset allocation policies weighted most heavily to equity and fixed income funds, while maintaining some exposure to real estate and opportunistic funds. Within the fixed income allocation, long-duration funds may be used to partially hedge interest rate risk. The plan seeks to provide returns in excess of a portfolio benchmark.
Risk Management
We recognize the difficulty of achieving investment objectives in light of the uncertainties and complexities of the investment markets. We also recognize some risk must be assumed to achieve a Plan’s long-term investment objectives. In establishing risk tolerances, the following factors affecting risk tolerance and risk objectives will be considered: 1) Plan status; 2) Plan Sponsor financial status and profitability; 3) Plan features; and 4) workforce characteristics. We have determined that the Plans can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives. TEP tracks the plan’s portfolio relative to the benchmark through quarterly investment reviews. The reviews consist of a performance and risk assessment of all investment managers and on the portfolio as a whole. Investment managers for the plan may use derivative financial instruments for risk management purposes or as part of their investment strategy. Currency hedges have also been used for defensive purposes.
Relationship between Plan Assets and Benefit Obligations
The overall health of the Plan will be monitored by comparing the value of Plan obligations (both Accumulated Benefit Obligation and Projected Benefit Obligation) against the market value of assets and tracking the changes in each. The frequency of this monitoring will depend on the availability of Plan data, but will be no less frequent than annually via annual actuarial valuation.
The current target allocation percentages for the major categories or plan assets follow. For each Plan, there is a range of +/- 2% of the target allocation before the fund will be automatically rebalanced. The hedge fund is being closed, and is currently in the redemption/liquidation process.

	TEP Plan %	UES Plan %	VEBA Trust %
Fixed Income	31.7%	33.4%	62.5%
U.S. Large Cap	26.4%	27.8%	27.6%
Non-US Developed	15.9%	16.7%	3.3%
Real Estate	10.6%	11.1%	—
U.S. Small Cap	5.2%	5.5%	1.6%
Non-US Emerging	5.2%	5.5%	—
Private Equity	5.0%	—	—
Cash / Treasury Bills	—	—	5.0%

Total	100.0%	100.0%	100.0%

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
Pension Fund Descriptions
The funds are manager of manager funds, with the exception of the hedge fund and the private equity fund, which are funds of funds.
ESTIMATED FUTURE BENEFIT PAYMENTS
TEP expects the following benefit payments to be made by the defined benefit pension plans, which reflect future service, as appropriate.

		Other
	Pension	Postretirement
	Benefits	Benefits
	-Millions of Dollars-
2010	$10	$5
2011	11	5
2012	12	5
2013	13	6
2014	14	6
Years 2015-2019	88	30
UNS Gas and UNS Electric expect pension and postretirement benefit payouts of approximately $4 million in 2010 through 2014 and $7 million in 2015 through 2019 to be made by the defined benefit pension and postretirement plans.
DEFINED CONTRIBUTION PLANS
TEP, UNS Gas and UNS Electric offer defined contribution savings plans to all eligible employees. The Internal Revenue Code identifies the plans as qualified 401(k) plans. Participants direct the investment of contributions to certain funds in their account which may include a UNS stock fund. TEP, UNS Gas, and UNS Electric match part of a participant’s contributions to the plans. TEP made matching contributions to these plans of approximately $4 million in each of 2009, 2008, and 2007. UNS Gas and UNS Electric made matching contributions of less than $0.5 million in each of 2009, 2008, and 2007.
NOTE 11. SHARE-BASED COMPENSATION PLANS
Under the 2006 Omnibus Stock and Incentive Plan, the Compensation Committee of the UniSource Energy Board of Directors may issue various types of share-based compensation, including stock options, restricted shares/units, and performance shares. The total number of shares which may be awarded under the Plan cannot exceed 2.25 million shares. At December 31, 2009, the total number of shares awarded under the 2006 Omnibus Stock and Incentive Plan was 1 million shares.
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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
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
The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the assumptions noted in the following table. The expected terms of the stock options granted in 2009 and 2008 were estimated using historical exercise data. The expected term of 2007 options granted was estimated using a “simplified” method which considered the 3 year vesting period and the contractual term. The risk-free rate was based on the rate available on a U.S. Treasury Strip with a maturity equal to the expected term of the option at the time of the grant. The expected volatility for each award was based on historical volatility for UniSource Energy’s stock for a period equal to the expected term of the award. The expected dividend yield on a share of stock was calculated using the historical dividend yield with the implicit assumption that current dividend yields will continue in the future.

	2009	2008	2007
Expected Term (years)	7	6	6
Risk-free Rate	3.4%	3.1%	4.4%
Expected Volatility	25.0%	18.8%	20.2%
Expected Dividend Yield	3.2%	2.8%	2.4%
Weighted-Average Grant-Date Fair Value of Options Granted During the Period	$5.53	$4.23	$8.13

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
A summary of the stock option activity follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
(Shares in Thousands)		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding, Beginning of Year	1,635	$22.50	1,451	$21.21	1,388	$18.59
Granted	249	$26.11	304	$26.18	184	$37.88
Exercised or Vested	(282)	$14.46	(120)	$16.34	(120)	$16.56
Forfeited/Expired	(4)	$12.28	—	—	(1)	$12.28

Outstanding, End of Year	1,598	$24.50	1,635	$22.50	1,451	$21.21

Exercisable, End of Year	1,085	$23.06	1,153	$19.50	1,139	$17.43
Aggregate Intrinsic Value of Options Exercised ($000s)	$4,177		$1,680		$2,226

At December 31, 2009($000s)
Aggregate Intrinsic Value for Options Outstanding	$13,408
Aggregate Intrinsic Value for Options Exercisable	$10,679
Weighted Average Remaining Contractual Life of Outstanding Options	4.4 years
Weighted Average Remaining Contractual Life of Exercisable Options	3.0 years
A summary of stock options follows:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average	Number	Average
Range of	Shares	Contractual	Exercise	of Shares	Exercise
Exercise Prices	(000s)	Life	Price	(000s)	Price
$15.28 – $18.84	664	1.6 years	$17.39	664	$17.39
$26.11 – $37.88	934	6.4 years	$29.55	421	$31.99
We summarize the status of non-vested stock options as of December 31, 2009, and changes during 2009 below:

	Number of Shares	Weighted-Average
Non-vested Shares	(000s)	Grant-Date Fair Value
Non-vested at January 1, 2009	482	$5.59
Granted	249	5.53
Vested	(218)	6.13
Forfeited	—	—

Non-vested at December 31, 2009	513	$5.33

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
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
The Compensation Committee of the UniSource Energy Board of Directors granted the following stock units to non-employee directors:
•	May 2009 — 21,886 stock units at a weighted average fair value of $26.73 per share,

•	February 2008 — 3,130 stock units at a weighted average fair value of $28.75 per share,

•	May 2008 — 18,448 stock units at a weighted average fair value of $31.71 per share,

•	August 2008 — 1,400 stock units at a weighted average fair value of $32.15 per share, and

•	2007 — 17,857 stock units at a weighted average fair value of $37.30 per share.
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
In February 2008, the Compensation Committee of the UniSource Energy Board of Directors granted 49,120 performance share awards (targeted shares) to Officers at a grant date fair value, based on a Monte Carlo simulation, of $17.10 per share. The performance share awards will be paid out in shares of UniSource Energy Common Stock based on UniSource Energy’s performance over the performance period of January 1, 2008 through December 31, 2010. The performance criteria specified in the awards is determined based on targeted UniSource Energy Total Shareholder Return during the performance period compared to the Total Shareholder Return over the same period of an industry or peer group. The performance shares vest based on goal attainment, upon completion of the performance period; any unearned awards are forfeited. Compensation expense equal to the fair value on the grant date is recognized over the vesting period if the requisite service period is fulfilled whether or not the threshold is achieved.
In March 2007, the Compensation Committee of the UniSource Energy Board of Directors granted 37,270 performance share awards (targeted shares) to certain officers at a grant date fair value of $35.56 per share (market price of $37.88 less the present value of expected dividends of $2.32). At December 31, 2009, upon completion of the 3-year performance period, 22,116 shares vested based on achievement of targeted cumulative Cash Flows from Operations and cumulative Diluted Earnings per Share over the performance period; 15,154 shares were unearned and forfeited. Compensation expense equal to the fair market value on the grant date less the present value of expected dividends was recognized over the performance period and adjusted for goals that were not achieved. In February 2010, the Board of Directors approved distribution of the 22,116 vested shares of UniSource Energy Common Stock.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10

	Performance Shares		Restricted Stock Units
		Weighted-		Weighted-
		Average		Average
	Shares	Grant-Date	Shares	Grant-Date
	(000s)	Fair Value	(000s)	Fair Value
Non-vested at January 1, 2009	67	$25.23	23	$31.33
Granted	62	21.62	22	26.73
Vested	(22)	35.56	(23)	31.33
Forfeited	(7)	35.56	—	—

Non-vested at December 31, 2009	100	$19.92	22	$26.73

SHARE-BASED COMPENSATION EXPENSE (Stock Options, Performance Shares and Restricted Stock Units)
Annually during 2007 through 2009, UniSource Energy and TEP recorded share-based compensation expense of $3 million and $2 million, respectively. The actual tax deduction realized from the exercise of share-based payment arrangements totaled $3 million for 2009, $1 million for 2008, and $0.5 million in 2007. We capitalize approximately 30% of share-based compensation costs as a cost of construction.
At December 31, 2009, the total unrecognized compensation cost related to non-vested share-based compensation was $2 million, which will be recorded as compensation expense over the remaining vesting periods through February 2011. The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at December 31, 2009 was 2 million.
2010 SHARE-BASED COMPENSATION AWARDS
In February 2010, the Compensation Committee of the UniSource Energy Board of Directors granted 93,720 performance share awards (targeted shares). 50% of the performance share awards will be paid out in shares of UniSource Energy Common Stock based on targeted, cumulative UniSource Energy Total Shareholder Return during the performance period of January 1, 2010 through December 31, 2012, compared to the Total Shareholder Return over the same period of an industry or peer group. The remaining 50% will be paid out in shares of UniSource Energy Common Stock based on cumulative net income for the 3-year period ended December 31, 2012. The performance shares vest based on goal attainment, upon completion of the performance period; any unearned awards are forfeited. Performance shares are eligible for dividend equivalents during the performance period.
NOTE 12. FAIR VALUE MEASUREMENTS
The following tables set forth, by level within the fair value hierarchy, UniSource Energy and TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10

	UniSource Energy
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2009
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$51	$—	$—	$51
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	14	—	14
Equity Investments (3)	—	—	6	6
Collateral Posted (4)	—	2	—	2
Energy Contracts (5)	—	1	6	7

Total Assets	51	17	12	80

Liabilities
Energy Contracts (5)	—	(16)	(19)	(35)
Interest Rate Swaps (6)	—	(6)	—	(6)

Total Liabilities	—	(22)	(19)	(41)

Net Total Assets and (Liabilities)	$51	$(5)	$(7)	$39

	UniSource Energy
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2008
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$14	$—	$—	$14
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	9	—	9
Equity Investments (3)	—	—	11	11
Collateral Posted (4)	—	14	—	14
Energy Contracts (5)	—	1	6	7

Total Assets	14	24	17	55

Liabilities
Energy Contracts (5)	—	(40)	(23)	(63)
Interest Rate Swaps (6)	—	(8)	—	(8)

Total Liabilities	—	(48)	(23)	(71)

Net Total Assets and (Liabilities)	$14	$(24)	$(6)	$(16)

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10

	TEP
	Quoted Prices
	in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2009
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$8	$—	$—	$8
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	14	—	14
Energy Contracts (5)	—	1	5	6

Total Assets	8	15	5	28

Liabilities
Energy Contracts (5)	—	(5)	(9)	(14)
Interest Rate Swaps (6)	—	(6)	—	(6)

Total Liabilities	—	(11)	(9)	(20)

Net Total Assets and (Liabilities)	$8	$4	$(4)	$8

	TEP
	Quoted Prices
	in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2008
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$8	$—	$—	$8
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	9	—	9
Energy Contracts (5)	—	—	10	10

Total Assets	8	9	10	27

Liabilities
Energy Contracts (5)	—	(18)	(11)	(29)
Interest Rate Swaps (6)	—	(8)	—	(8)

Total Liabilities	—	(26)	(11)	(37)

Net Total Assets and (Liabilities)	$8	$(17)	$(1)	$(10)

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of commercial paper, money market funds, and certificates of deposit.

(2)	Level 2 Investments comprise amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan (SERP) benefits. The valuation is based on quoted prices, traded in active markets. These investments are included in Investments and Other Property — Other in the UniSource Energy and TEP balance sheets.

(3)	Equity Investments are, in the absence of readily ascertainable market values, based on the lower of the investment partners’ valuations or management’s valuation and comprise Millennium’s equity investment in unregulated businesses. These investments are included in Investments and Other Property — Other in the UniSource Energy balance sheet.

(4)	Collateral provided for energy contracts with counterparties to reduce credit risk exposure.

(5)	Energy Contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The valuation techniques are described below.

(6)	Interest Rate Swaps are valued based on either the six-month LIBOR index or the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap index (Level 2).

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
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
The fair value of TEP’s and UNS Electric’s purchase power call options is estimated using an internal pricing model which includes assumptions about market risks such as liquidity, volatility, and contract valuation. This model also considers credit and non-performance risk. UniSource Energy and TEP’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
The following tables set forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Year Ended
	December 31, 2009
	- Millions of Dollars -
	UniSource Energy			TEP
	Mark-to-			Mark-to-
	Market			Market
	Contracts	Investments	Total	Contracts
Balance, as of January 1, 2009	$(17)	$11	$(6)	$(1)
Gains and (Losses) (Realized/Unrealized)
Recorded to:
Net Regulatory Assets — Derivative Instruments	5	—	5	(2)
OCI	(1)	—	(1)	(1)
Other Expense	—	(2)	(2)	—
Cash — Proceeds from Sale of Investment	—	(3)	(3)	—

Balance, as of December 31, 2009	$(13)	$6	$(7)	$(4)

Gains and losses on mark-to-market contracts include the reclassification of realized gains and losses on the settlement of derivative contracts. All of the Level 3 unrealized gains and losses are attributable to the change in fair value of Level 3 assets and liabilities held at the reporting date.
There were no transfers in or out of Level 3 derivatives.
NOTE 13. UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
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
The following table shows the effects of potentially dilutive common stock on the weighted average number of shares:

	Years Ended December 31,
	2009	2008	2007
	-In Thousands-
Numerator:
Net Income	$104,258	$14,021	$58,373
Income from Assumed Conversion of Convertible Senior Notes	4,390	—	4,390

Adjusted Numerator	$108,648	$14,021	$62,763

Denominator:
Weighted-average Shares of Common Stock Outstanding
Common Shares Issued	35,653	35,415	35,264
Fully Vested Deferred Stock Units	105	217	222
Participating Securities	100	—	—

Total Weighted-average Shares of Common Stock Outstanding and Participating Securities — Basic	35,858	35,632	35,486

Effect of Diluted Securities
Convertible Senior Notes	4,093	—	4,000
Options and Stock Issuable under Employee Benefit Plans and the Directors’ Plan	499	537	583

Total Shares	40,450	36,169	40,069

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
For the year ended December 31, 2008, 4 million potentially dilutive shares from the conversion of convertible senior notes, and after-tax interest expense of $4 million was not included in the computation of diluted EPS because to do so would be anti-dilutive.
Stock options to purchase an average of 395,000, 312,000 and 169,000 shares of Common Stock were outstanding during 2009, 2008 and 2007, respectively, but were not included in the computation of EPS because the stock option’s exercise price was greater than the average market price of the Common Stock at year end.
NOTE 14. RELATED PARTY TRANSACTIONS
UniSource Energy incurs corporate costs that are allocated to its subsidiaries, including TEP. Corporate costs are allocated based on a weighted-average of three factors: assets, payroll and revenues. Management believes this method of allocation is reasonable and approximates the cost that TEP and its other affiliates would have incurred as stand-alone entities. Charges allocated to TEP were $7 million in each of 2009, 2008 and 2007. Charges allocated to UNS Gas and UNS Electric were $1 million in each of 2009, 2008 and 2007.
TEP provides all corporate services (finance, accounting, tax, information technology services, etc.) to UniSource Energy, UNS Gas and UNS Electric as well as to UniSource Energy’s non-utility businesses. Costs are directly assigned to the benefiting entity where possible. Common costs are allocated on a cost-causative basis. Management believes this method of allocation is reasonable. The charges by TEP to the other companies were $15 million in 2009 and 2008, and $14 million in 2007.
TEP and UNS Electric began selling power to each other in 2008 at prices based on the Dow Jones Four Corners Daily Index. TEP had wholesale power sales to UNS Electric of $23 million in 2009 and $25 million in 2008. UNS Electric had wholesale power sales to TEP of $4 million in 2009 and $9 million in 2008.
TEP charged UNS Electric $3 million for control area services in 2009 and $2 million in 2008. No such services were provided in 2007.
In May 2008, UED began providing energy from its Black Mountain Generating Station (BMGS) to UNS Electric, through a power sale agreement. UED charged UNS Electric $12 million in 2009 and $7 million in 2008 for this energy. UNS Gas charged UNS Electric $5 million for gas used by the BMGS facility in 2009 and $7 million in 2008. In 2008, UNS Gas charged UED $1 million for gas used by BMGS facility.
Southwest Energy Solutions, Inc. (SES), a subsidiary of Millennium, provides a supplemental workforce for TEP and UNS Electric. Types of services provided for TEP include dusk to dawn lighting, facilities maintenance, meter reading, transmission and distribution, line locating, fleet support, and general supplemental support. SES bills TEP for these services. Management believes that the charges for services are reasonable and approximate the cost that TEP would have incurred if it performed these services directly. SES charged TEP $15 million in 2009, $15 million in 2008 and $14 million in 2007 for these services. SES provides meter reading services for UNS Electric. SES charged UNS Electric $1 million for these services in 2009, 2008 and 2007.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT
Audit Committee
2/19/10
NOTE 15. SALE OF MILLENNIUM’S INVESTMENT IN SABINAS
In June 2009, Millennium finalized a sale of its 50% equity interest in Carboelectrica Sabinas, S. de R.L. de C.V. (Sabinas), a Mexican limited liability company. Millennium received an upfront payment of $5 million in January 2009 and a $15 million, three-year, 6%, secured note receivable from Minerales de Monclova, S.A. de C.V. (Mimosa). Principal on the note is due at maturity; interest on the note is due annually on December 31. The $15 million note is included in Investments and Other Property — Other on UniSource Energy’s balance sheet. Millennium recorded a $6 million pre-tax gain on the sale included in Other Income on UniSource Energy’s income statement.
NOTE 16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The following recently issued accounting standards are not yet reflected in the UniSource Energy and TEP’s financial statements:
•	The FASB issued authoritative guidance for transfers of financial assets that clarify and change the criteria for a transfer to be accounted for as a sale, change the amount of a recognized gain/loss on a sale when beneficial interests are received by the transferor, and requires extensive disclosures. This standard is effective for interim and annual periods beginning January 1, 2010. To date, we have not participated in any transfers to which this guidance is applicable.

•	The FASB issued authoritative guidance for variable interest entities requiring an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard did not have a material impact on our financial statements on adoption on January 1, 2010.

•	The FASB issued authoritative guidance for multiple deliverable revenue arrangements that provides another alternative for determining the selling price of deliverables and eliminates the residual method of allocating consideration. In addition, this pronouncement requires expanded qualitative and quantitative disclosures and is effective for revenue arrangements entered into after January 1, 2011. We are evaluating the impact of this pronouncement.

•	The FASB issued amendments that require some new disclosures and clarify some existing disclosure requirements about fair value measurements. The amendments are effective for interim and annual reporting periods beginning January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in level 3 fair value measurements, which are effective for interim and annual reporting periods beginning January 1, 2011. We are evaluating the impact of these new and revised disclosures on our financial statements.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT	Audit Committee
2/19/10
NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION
A reconciliation of net income to net cash flows from operating activities follows:

	UniSource Energy
	Years Ended December 31,
	2009	2008	2007
	-Thousands of Dollars-
Net Income	$104,258	$14,021	$58,373
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation and Amortization Expense	176,018	147,690	140,638
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	4,929	6,467	6,897
Amortization of Deferred Debt-Related Costs included in Interest Expense	4,171	3,891	3,831
Provision for Bad Debts	3,583	5,007	3,592
Deferred Income Taxes	58,692	35,739	22,021
California Power Exchange Provision for Wholesale Revenue Refunds	4,172	—	—
Pension and Postretirement Expense	23,594	11,991	14,442
Pension and Postretirement Funding	(30,078)	(13,928)	(13,809)
Gain on Sale of Millennium’s Investment in Sabinas	(5,979)	—	—
Stock Based Compensation Expense	2,779	2,901	2,693
Excess Tax Benefit from Stock Options Exercised	(3,256)	(633)	(541)
Mark-to-Market Transactions	43	9,281	2,459
Impact of Reapplication of Regulatory Accounting	—	(40,144)	—
Provision for Navajo Retiree Health Care and Mine Reclamation	—	10,198	—
Amortization of Transition Recovery Asset	—	23,945	77,681
CTC Revenue Refunded	(12,141)	58,092	—
Over/Under Recovered Purchased Energy Cost	(17,091)	(10,337)	2,377
Decrease in Value of Millennium Investments	1,249	2,469	—
Net Unrealized Loss (Gain) on MEH Trading Activities	—	—	2,562
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	17,696	432	4,981
Collateral Posted	12,370	(14,120)	—
Materials and Fuel Inventory	(24,621)	(10,176)	(8,805)
Accounts Payable	(8,196)	8,164	(5,057)
Income Taxes	14,924	(12,720)	(2,895)
Interest Accrued	15,956	16,772	10,031
Other Regulatory Liabilities	10,009	7,501	2,903
Taxes Other Than Income Taxes	(48)	(29)	1,344
Other	(5,723)	14,537	(2,952)

Net Cash Flows — Operating Activities	$347,310	$277,011	$322,766

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT	Audit Committee
2/19/10

	TEP
	Years Ended December 31,
	2009	2008	2007
	-Thousands of Dollars-
Net Income	$89,248	$4,363	$53,456
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation and Amortization Expense	152,901	126,040	119,811
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	3,439	5,039	5,339
Amortization of Deferred Debt-Related Costs included in Interest Expense	2,364	2,826	2,677
Provision for Bad Debts	2,342	2,957	2,161
California Power Exchange Provision for Wholesale Revenue Refunds	4,172	—	—
Deferred Income Taxes	46,721	24,410	8,310
Pension and Postretirement Expense	21,294	10,402	12,683
Pension and Postretirement Funding	(28,330)	(12,439)	(12,479)
Stock Based Compensation Expense	2,121	2,239	2,097
CTC Revenue Refunded	(12,141)	58,092	—
Over/Under Recovered Purchased Energy Cost	(20,724)	—	—
Mark-to-Market Transactions	44	9,283	2,459
Impact of Reapplication of regulatory accounting	—	(40,144)	—
Provision for Navajo Retiree Health Care and Mine Reclamation	—	10,198	—
Amortization of Transition Recovery Asset	—	23,945	77,681
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	9,488	131	4,013
Materials and Fuel Inventory	(23,794)	(8,774)	(9,103)
Accounts Payable	(10,410)	14,812	(6,230)
Income Taxes	(2,057)	10,127	(3,378)
Interest Accrued	16,142	15,857	10,113
Taxes Other Than Income Taxes	725	(1,011)	1,463
Other Regulatory Liabilities	10,555	6,449	—
Other	3,964	3,904	(6,961)

Net Cash Flows — Operating Activities	$268,064	$268,706	$264,112

UED prepaid $2 million for its LIBOR borrowing with Union Bank on July 28 and again on October 30, 2009 in accordance with the terms of the UED Credit Agreement. In August and November 2009, the deposits were applied to the $30 million principal giving rise to a $4 million non-cash financing activity that affected recognized assets and liabilities but did not result in cash receipts or payments.
The proceeds from the issuance of the 2009 Pima A San Juan Bonds and the 2009 Coconino A Bonds were deposited with a trustee and were used in November 2009, to redeem approximately $80 million of 6.95% 1997 Series A City of Farmington, New Mexico Pollution Control Bonds and approximately $15 million of 7.0% 1997 Series B Coconino County, Arizona Pollution Control Bonds. TEP had no cash receipts or payments as a result of this transaction.
In the third quarter of 2008, TEP deposited the Pima B redemption proceeds for its 7.5% collateral trust bonds with a trustee. On August 1, 2008, the deposit was applied to the payment of $128 million of principal plus $5 million of accrued interest upon maturity of the bonds giving rise to a $128 million non-cash financing activity that affected recognized assets and liabilities but did not result in cash receipts or payments.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT	Audit Committee
2/19/10
Other non-cash investing and financing activities of UniSource Energy and TEP that affected recognized assets and liabilities but did not result in cash receipts or payments were as follows:

	Years Ended December 31,
	2009	2008	2007
	-Thousands of Dollars-
(Decrease)/Increase to Utility Plant Accruals	$1,082	$(25,450)	$24,915
Net Cost of Removal of Interim Retirements	43,381	45,100	21,301
Capital Lease Obligations	17,984	16,612	13,259
The non-cash additions to Utility Plant represent accruals for capital expenditures.
The non-cash net cost of removal of interim retirements represents an accrual for future asset retirement obligations that does not impact earnings.
The non-cash change in capital lease obligations represents interest accrued for accounting purposes in excess of interest payments.
NOTE 18. ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND HEDGING ACTIVITIES
See Note 1 for description of our related accounting policies.
Financial Impact of Derivatives
The net unrealized gains and losses on these contracts reported in AOCI were as follows:

	UniSource Energy and TEP
	2009	2008	2007
	-Millions of Dollars-
Cash Flow Hedges — Unrealized Gains (Losses)
Forward Power Contracts	$(1)	$(7)	$—
Gas Price Swaps	—	3	(5)
Interest Rate Swaps	1	(5)	(1)

Total Pre-Tax Unrealized Gains (Losses)	$—	$(9)	$(6)

After-Tax Unrealized Gains (Losses) Recorded in AOCI	$—	$(5)	$(4)

After-Tax Unrealized (Gains) Losses Reclassified to Net Income	$1	$2	$2

Regulatory Treatment of Commodity Derivatives
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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT	Audit Committee
2/19/10
UniSource Energy and TEP report unrealized gains and losses on energy contracts that are recoverable through the PPFAC or PGA on the balance sheet as a regulatory asset or a regulatory liability rather than as a component of AOCI or in the income statement. UniSource Energy recorded decreases to regulatory balances of $29 million and increases of $65 million in 2009 and 2008, respectively. In 2007, UniSource Energy recorded an increase to regulatory balances of $6 million. TEP recorded decreases to regulatory balances of $11 million and increases of $19 million in 2009 and 2008, respectively. Realized gains and losses on settled gas swaps are fully recovered through the PPFAC or PGA. In 2009, 2008, and 2007, UniSource Energy realized losses of $51 million, $9 million and $9 million, respectively. TEP realized losses of $29 million, $4 million and $9 million in 2009, 2008, and 2007, respectively.
At December 31, 2009, TEP had contracts that will settle through the third quarter of 2015; UNS Electric had contracts that will settle through the fourth quarter of 2013; and UNS Gas had contracts that will settle through the fourth quarter of 2012.
Other Commodity Derivatives
UniSource Energy and TEP record unrealized gains and losses on energy trading contracts in Wholesale Sales. In 2009, 2008, and 2007, net unrealized gains and losses were less than $0.5 million.
Derivative Volumes
At December 31, 2009, UniSource Energy and TEP had gas swaps totaling 13,321GBtu and 5,658 GBtu, respectively, and power contracts totaling 3,859 GWh and 1,247 GWh, respectively, which were accounted for as derivatives.
The settlement of forward purchased power and sales contracts that do not result in physical delivery were reflected in the financial statements of UniSource Energy and TEP as follows:

	2009	2008	2007
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$23	$30	$28
Forward Purchased Power	(21)	(30)	(28)

Net Impact in Wholesale Sales	$2	$—	$—

Credit Risk Adjustment
When the fair value of our derivative contracts are reflected as an asset, the counterparty owes us and this creates credit risk. We minimize our credit risk by (1) entering into transactions with high-quality counterparties; (2) limiting our exposure to each counterparty; (3) monitoring the financial condition of the counterparties; and (4) requiring collateral in accordance with the counterparty master agreements. Using a combination of market credit default swap data and historical recovery rates for subordinated bonds, we consider the impact of counterparty credit worthiness in determining the fair value of our derivatives as well as its possible effect on continued qualification for cash flow hedge accounting. At December 31, 2009, and December 31, 2008, the impact of counterparty credit risk on the fair value of derivative asset contracts was less than $0.5 million.
We also consider the impact of our own credit risk on instruments that are in a net liability position, after deducting collateral posted, using market credit default swap data and allocating the credit risk adjustment to all individual contracts in a net liability position. At December 31, 2009, and December 31, 2008, the impact of our own credit risk was less than $0.5 million.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT	Audit Committee
2/19/10
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
The following table shows the sum of the fair value of all derivative instruments along with net payable position under contracts with credit-risk-related contingent features that are in a net liability position at December 31, 2009. It also shows cash collateral and letters of credit posted, and additional collateral to be posted if credit-risk related contingent features were triggered.

				UniSource
	TEP	UNS Gas	UNS Electric	Energy
	December 31, 2009
	-Millions of Dollars-
Net Liability Position	$26	$25	$20	$71
Cash Collateral Posted	—	2	—	2
Letters of Credit	1	—	11	12
Additional Collateral to Post if Contingent Features Triggered	26	23	14	63
As of December 31, 2009, TEP had $20 million of credit exposure to other counterparties’ creditworthiness related to its wholesale marketing and gas hedging activities, of which four counterparties individually composed greater than 10% of the total credit exposure. At December 31, 2009, UNS Gas and UNS Electric had immaterial exposure to other counterparties.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) — DRAFT	Audit Committee
2/19/10
NOTE 19. QUARTERLY FINANCIAL DATA (UNAUDITED)
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

	UniSource Energy
	First	Second	Third	Fourth
	-Thousands of Dollars-
	(except per share data)
2009
Operating Revenue	$311,857	$337,784	$414,239	$330,544
Operating Income	33,300	59,090	116,858	43,085
Net Income	4,919	31,275	57,646	10,418
Basic EPS	0.14	0.88	1.60	0.29
Diluted EPS	0.14	0.80	1.45	0.28

2008
Operating Revenue	$330,134	$360,322	$387,852	$319,203
Operating Income	22,017	34,627	13,900	69,899
Net Income (Loss)	(2,614)	4,747	(11,039)	22,927
Basic EPS	(0.07)	0.13	(0.31)	0.64
Diluted EPS	(0.07)	0.13	(0.31)	0.60
EPS is computed independently for each of the quarters presented. Therefore, the sum of the quarterly EPS amounts may not equal the total for the year.

	TEP
	First	Second	Third	Fourth
	-Thousands of Dollars-
2009
Operating Revenue	$213,274	$271,544	$357,189	$254,704
Operating Income	18,572	51,594	108,055	31,902
Net Income (Loss)	(553)	26,507	55,277	8,017

2008
Operating Revenue	$228,602	$294,141	$323,312	$233,198
Operating Income	7,460	29,752	6,329	58,969
Net Income (Loss)	(8,862)	5,765	(12,237)	19,697

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (concluded) — DRAFT	Audit Committee
2/19/10
The principal unusual items for TEP and UniSource Energy include:
UniSource Energy and TEP
•	Fourth Quarter 2009. In December 2009, based on settlement discussions related to its sales to the CPX and CISO, TEP wrote off the remaining receivable balance of $2 million and accrued an additional liability of $2 million resulting in a $4 million ($2.4 million after-tax) reduction in net income.
•	Fourth Quarter 2008. In the fourth quarter of 2008, as a result of the 2008 TEP Rate Order, TEP reapplied regulatory accounting to its generation operations, and consequently, recorded a reduction to fuel expense, O&M and Taxes Other Than Income Taxes of $32 million, $1 million and $7 million, respectively. The total after-tax impact on net income was an increase of $24 million.

•	Third Quarter 2008. In the third quarter of 2008, as a result of a settlement between Peabody and the Navajo Generating Station participants, TEP recorded, as fuel expense, the present value of its share of the Navajo Generating Station mine reclamation and postretirement benefit costs, totaling $9 million ($5 million after-tax).
UniSource Energy
•	Second Quarter 2009. Millennium recorded a $6 million ($3.6 million after-tax) gain on the sale of its Sabinas investment.

Schedule II — Valuation and Qualifying Accounts — UniSource Energy

		Additions-
	Beginning	Charged to		Ending
Description	Balance	Income	Deductions	Balance
	-Millions of Dollars-

Year Ended December 31,

Allowance for Doubtful Accounts(1)
2009	$20	$4	$18	$6
2008(2)	18	5	3	20
2007(2)	17	4	3	18

(1)	TEP, UNS Gas and UNS Electric record additions to the Allowance for Doubtful Accounts based on historical experience and any specific customer collection issues identified. Deductions principally reflect amounts charged off as uncollectible, less amounts recovered.

(2)	Balances are related primarily to TEP reserves for sales to the CPX and CISO in 2000 and 2001. The accounts were written off in 2009 as a result of negotiations in the fourth quarter of 2009. See Note 4.

Schedule II — Valuation and Qualifying Accounts — TEP

		Additions-
	Beginning	Charged to		Ending
Description	Balance	Income	Deductions	Balance
	-Millions of Dollars-

Year Ended December 31,

Allowance for Doubtful Accounts(1)
2009	$17	$2	$15	$4
2008(2)	17	3	3	17
2007(2)	16	2	1	17

(1)	TEP record additions to the Allowance for Doubtful Accounts based on historical experience and any specific customer collection issues identified. Deductions principally reflect amounts charged off as uncollectible, less amounts recovered.

(2)	Balances are related primarily to TEP reserves for sales to the CPX and CISO in 2000 and 2001. The accounts were written off in 2009 as a result of negotiations in the fourth quarter of 2009. See Note 4.
TEP had no deferred tax assets valuation allowance in the periods presented.

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. — CONTROLS AND PROCEDURES
UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer supervised and participated in UniSource Energy and TEP’s evaluation of their disclosure controls and procedures as such term is defined under Rule 13a – 15(e) or Rule 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2009. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in UniSource Energy and TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by UniSource Energy and TEP in the reports that they file or submit under the Act is accumulated and communicated to management, including the principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer concluded that UniSource Energy and TEP’s disclosure controls and procedures are effective.
While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the fourth quarter of 2009, that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.
UniSource Energy’s and TEP’s Management’s Reports on Internal Control Over Financial Reporting Under 404 of Sarbanes-Oxley appear as the first two reports under Item 8 in UniSource Energy’s and TEP’s 2009 Annual Report on Form 10-K, the Report of Independent Registered Public Accounting Firm for UniSource Energy appears as the third report under Item 8, and the Report of Independent Registered Public Accounting Firm for TEP appears as the fourth report under Item 8.
ITEM 9B. — OTHER INFORMATION
None.

PART III
ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANTS
Directors — UniSource Energy

		Board	Director
Name	Age	Committee*	Since
Paul J. Bonavia	58	None	2009
Lawrence J. Aldrich	57	3, 5	2000
Barbara M. Baumann	54	1, 2, 4	2005
Larry W. Bickle	64	3, 4, 5	1998
Elizabeth T. Bilby	70	4, 5	1995
Harold W. Burlingame	69	2, 3, 5	1998
John L. Carter	75	1, 2, 3, 4, 5	1996
Robert A. Elliott	54	1, 3, 5	2003
Daniel W.L. Fessler	68	1, 5	2005
Louise L. Francesconi	57	1, 2, 3	2008
Warren Y. Jobe	69	1, 2, 4	2001
Ramiro G. Peru	54	1, 2	2008
Gregory A. Pivirotto	57	1, 3, 4	2008
Joaquin Ruiz	57	2, 3, 5	2005

*	Board Committees

(1)	Audit

(2)	Compensation

(3)	Corporate Governance and Nominating

(4)	Finance

(5)	Environmental, Safety and Security

Paul J. Bonavia	Mr. Bonavia became Chairman, President and Chief Executive Officer of UniSource Energy and TEP in January 2009. Prior to joining UniSource Energy and TEP, Mr. Bonavia served as President of the Utilities Group of Xcel Energy. Mr. Bonavia previously served as President of Xcel Energy’s Commercial Enterprises business unit and President of the company’s Energy Markets unit.

Lawrence J. Aldrich	President and Chief Executive Officer of University Physicians Healthcare since January 2009. President of Aldrich Capital Company since January 2007; Chief Operating Officer of The Critical Path Institute from January 2006 to December 2006; General Partner of Valley Ventures, LP from September 2002 to December 2005; Managing Director and Founder of Tucson Ventures, LLC, from February 2000 to September 2002.

Barbara M. Baumann	President and Owner of Cross Creek Energy Corporation since 2003; Executive Vice President of Associated Energy Managers, LLC from 2000 to 2003; former Vice President of Amoco Production Company; Director of St. Mary Land & Exploration since 2002.

Larry W. Bickle	Director of St. Mary Land & Exploration since 1995; Retired private equity investor; Managing Director of Haddington Energy Partners from 1997 to 2005.

Elizabeth T. Bilby	Retired President of Gourmet Products, Inc., an agricultural product marketing company; retired Director of Marketing of Green Valley Pecans.

Harold W. Burlingame	Former Executive Vice President of AT&T; Chairman of ORC Worldwide since December 2004.

John L. Carter	Retired as Executive Vice President and Chief Financial Officer of Burr Brown Corporation in 1996.

Robert A. Elliott	President and owner of The Elliott Accounting Group since 1983; Director and Corporate Secretary of Southern Arizona Community Bank since 1998; Television Analyst/Pre-game Show Co-host for Fox Sports Arizona since 1999; Chairman of the Board of Tucson Metropolitan Chamber of Commerce from 2002 to 2003; Treasurer of Tucson Urban League from 2002 to 2003; Chairman of the Board of Tucson Urban League from 2003 to 2004; Chairman of the Board of the Tucson Airport Authority from January 2006 to January 2007.

Daniel W.L. Fessler	Professor Emeritus of the University of California; Partner in the law firm of LeBoeuf, Lamb, Greene & MacRae LLP from 1997 to 2003; previously served on the UniSource Energy and TEP boards of directors from 1998 to 2003; Managing Principal of Clear Energy Solutions, LLC since December 2004.

Louise L. Francesconi	Retired Vice President and General Manager of Raytheon Missile Systems.

Warren Y. Jobe	Certified Public Accountant (licensed, but not practicing); Senior Vice President of Southern Company from 1998 to 2001; Executive Vice President and Chief Financial Officer of Georgia Power Company from 1987-1998; Director of WellPoint Health Networks, Inc. from 2001 to December 2004; Director of WellPoint, Inc. since December 2004; Trustee of RidgeWorth Funds since 2004.

Ramiro G. Peru	Executive Vice President and Chief Financial Officer of Phelps Dodge Corporation from 2004 to 2007; Director of WellPoint Health Networks, Inc. since 2003; Director of Southern Peru Copper Corporation from 2002 to 2004; Director of University of Arizona Foundation since 2005.

Gregory A. Pivirotto	Retired President and Chief Executive Officer and Director of University Medical Center Corporation since 1994; Certified Public Accountant since 1978; Director of Arizona Hospital & Healthcare Association from 1997 to 2005.

Joaquin Ruiz	Professor of Geosciences, University of Arizona since 1983; Dean, College of Science, University of Arizona since 2000.
Directors — TEP

		Director
Name	Age	Since
Paul J. Bonavia	58	2009
Michael J. DeConcini	45	2009
Raymond S. Heyman	54	2009
Kevin P. Larson	53	2009

Paul J. Bonavia	Mr. Bonavia became Chairman, President and Chief Executive Officer of UniSource Energy and TEP in January 2009. Prior to joining UniSource Energy and TEP, Mr. Bonavia served as President of the Utilities Group of Xcel Energy. Mr. Bonavia previously served as President of Xcel Energy’s Commercial Enterprises business unit and President of the company’s Energy Markets unit.

Michael J. DeConcini	Mr. DeConcini joined TEP in 1988 and was elected Senior Vice President and Chief Operating Officer of the Energy Resources business unit of TEP, effective January 1, 2003. In August 2006, he was named Senior Vice President and Chief Operating Officer, Transmission and Distribution. In May 2009, he was named Senior Vice President and Chief Operating Officer.

Raymond S. Heyman	Mr. Heyman was elected to the position of Senior Vice President and General Counsel of TEP and UniSource Energy in September 2005. Prior to joining UniSource Energy and TEP, Mr. Heyman was a member of the Phoenix, Arizona law firm Roshka, Heyman & DeWulf, PLC.

Kevin P. Larson	Mr. Larson joined TEP in 1985 and thereafter held various positions in its finance department and at TEP’s investment subsidiaries. He was elected Treasurer of TEP in August 1994 and Vice President in March 1997. In October 2000, he was elected Vice President and Chief Financial Officer of both UniSource Energy and TEP and serves as Treasurer of both organizations. He was named Senior Vice President in September 2005.
Executive Officers of UniSource Energy and TEP
See Item 1. Business, Executive Officers of the Registrants.
Information required by Items 401, 405, 406 and 407 (c)(3), (d)(4) and (d)(5) of SEC Regulation S-K will be included in UniSource Energy’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2009, which information is incorporated herein by reference.
ITEM 11. — EXECUTIVE COMPENSATION
Information concerning Executive Compensation will be contained in UniSource Energy’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2009, which information is incorporated herein by reference.
ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
General
At February 23, 2010, UniSource Energy had outstanding 35.9 million shares of Common Stock. As of February 23, 2010, the number of shares of Common Stock beneficially owned by all directors and officers of UniSource Energy as a group amounted to approximately 2% of the outstanding Common Stock.
At February 23, 2010, UniSource Energy owned 100% of the outstanding shares of common stock of TEP.
Security Ownership of Certain Beneficial Owners
Information concerning the security ownership of certain beneficial owners of UniSource Energy will be contained in UniSource Energy’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2009, which information is incorporated herein by reference.
Security Ownership of Management
Information concerning the security ownership of the Directors and Executive Officers of UniSource Energy and TEP will be contained in UniSource Energy’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2009, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
Information concerning securities authorized for issuance under equity compensation plans will be contained in UniSource Energy’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2009, which information is incorporated herein by reference.
ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions, and director independence of UniSource Energy and TEP will be contained under Transactions with Management and Others, Director Independence and Compensation Committee Interlocks and Insider Participation in UniSource Energy’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2009, which information is incorporated herein by reference.
ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services will be contained in UniSource Energy’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2009, which information is incorporated herein by reference.

PART IV
ITEM 15. — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Reference is made to the Exhibit Index commencing on page 154.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISOURCE ENERGY CORPORATION
Date: February 25, 2010	By:	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2010	/s/ Paul J. Bonavia*
Paul J. Bonavia
Chairman of the Board, President and Principal Executive Officer

Date: February 25, 2010	/s/ Kevin P. Larson
Kevin P. Larson
Principal Financial Officer

Date: February 25, 2010	/s/ Karen G. Kissinger*
Karen G. Kissinger
Principal Accounting Officer

Date: February 25, 2010	/s/ Lawrence J. Aldrich*
Lawrence J. Aldrich
Director

Date: February 25, 2010	/s/ Barbara Baumann*
Barbara Baumann
Director

Date: February 25, 2010	/s/ Larry W. Bickle*
Larry W. Bickle
Director

Date: February 25, 2010	/s/ Elizabeth T. Bilby*
Elizabeth T. Bilby
Director

Date: February 25, 2010	/s/ Harold W. Burlingame*
Harold W. Burlingame
Director

Date: February 25, 2010		/s/ John L. Carter*
John L. Carter
Director

Date: February 25, 2010		/s/ Robert A. Elliott*
Robert A. Elliott
Director

Date: February 25, 2010		/s/ Daniel W.L. Fessler*
Daniel W.L. Fessler

Date: February 25, 2010		/s/ Louise L. Francesconi*
Louise L. Francesconi
Director

Date: February 25, 2010		/s/ Warren Y. Jobe*
Warren Y. Jobe
Director

Date: February 25, 2010		/s/ Ramiro Peru*
Ramiro Peru
Director

Date: February 25, 2010		/s/ Gregory A. Pivirotto*
Gregory Pivirotto
Director

Date: February 25, 2010		/s/ Joaquin Ruiz*
Joaquin Ruiz
Director

Date: February 25, 2010	By:	/s/ Kevin P. Larson
Kevin P. Larson
As attorney-in-fact for each of the persons indicated

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
Date: February 25, 2010	By:	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2010		/s/ Paul J. Bonavia*
Paul J. Bonavia
Chairman of the Board, President and Principal Executive Officer

Date: February 25, 2010		/s/ Kevin P. Larson
Kevin P. Larson
Principal Financial Officer and Director

Date: February 25, 2010		/s/ Karen G. Kissinger*
Karen G. Kissinger
Principal Accounting Officer

Date: February 25, 2010		/s/ Michael J. DeConcini*
Director

Date: February 25, 2010		/s/ Raymond S. Heyman*
Director

Date: February 25, 2010	By:	/s/ Kevin P. Larson
Kevin P. Larson
As attorney-in-fact for each of the persons indicated

EXHIBIT INDEX

*2(a)	—	Agreement and Plan of Exchange, dated as of March 20, 1995, between TEP, UniSource Energy and NCR Holding, Inc.

*3(a)	—
Restated Articles of Incorporation of TEP, filed with the ACC on August 11, 1994, as amended by Amendment to Article Fourth of our Restated Articles of Incorporation, filed with the ACC on May 17, 1996. (Form 10-K for year ended December 31, 1996, File No. 1-5924 — Exhibit 3(a).)

*3(b)	—	Bylaws of TEP, as amended as of August 31, 2009 (Form 10-Q for the quarter ended September 30, 2009, File No. 13739 — Exhibit 3.1).

*3(c)	—	Amended and Restated Articles of Incorporation of UniSource Energy. (Form 8-A/A, dated January 30, 1998, File No. 1-13739 — Exhibit 2(a)).

*3(d)	—	Bylaws of UniSource Energy, as amended February 27, 2008 (Form 10-K for the year ended December 31, 2007, File No. 13739 — Exhibit 3(b)).

*4(b)(1)	—
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
Supplemental Indenture No. 5 creating a series of bonds designated Second Mortgage Bonds, Collateral Series D, dated as of March 1, 2004. (Form 8-K dated March 31, 2004, File Nos. 1-05924 and 1-13739 — Exhibit 10(b).)

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

*4(r)(2)	—	Amendment No. 1 to Amended and Restated TEP Credit Agreement, dated September 1, 2006. (Form 10-Q for the quarter ended September 30, 2006, File No. 1-5924 — Exhibit 4.)

*4(r)(3)	—	Amendment No. 2 to Amended and Restated TEP Credit Agreement, dated May 30, 2008. (Form 10-K dated December 31, 2008, File No. 1-13739)

*4(r)(4)	—	Amendment No. 3 to Amended and Restated TEP Credit Agreement, dated September 16, 2008. (Form 10-K dated December 31, 2008, File No. 1-13739)

*4(s)(1)	—
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

*4(w)(2)	—	Amendment No. 1 to the Amended and Restated UniSource Energy Credit Agreement, dated September 16, 2008. (Form 10-K dated December 31, 2008, File No. 1-13739)

*4(w)(3)	—	Amendment No. 2 to the Amended and Restated UniSource Energy Credit Agreement, dated February 26, 2009. (Form 10-K dated December 31, 2008, File No. 1-13739)

*4(x)(1)	—
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

*4(x)(2)	—	Amendment No. 1 to the Amended and Restated UNS Gas/UNS Electric Credit Agreement, dated as of April 30, 2007. (Form 10-K dated December 31, 2008, File No. 1-13739)

*4(x)(3)	—	Amendment No. 2 to the Amended and Restated UNS Gas/UNS Electric Credit Agreement, dated as of July 31, 2008. (Form 10-K dated December 31, 2008, File No. 1-13739)

*4(z)(1)	—
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

*4(aa)(3)	—
Indenture of Trust, dated as of October 1, 2009, between The Industrial Development Authority of the County of Pima and U.S. Bank Trust National Association authorizing Pollution Control Revenue Bonds, 2009 Series A (Tucson Electric Power Company Navajo Project) (Form 8-K dated October 13, 2009, File No. 1-13739- Exhibit 4(A)).

*4(aa)(4)	—
Loan Agreement, dated as of October 1, 2009, between The Industrial Development Authority of the County of Pima and TEP relating to Pollution Control Revenue Bonds, 2009 Series A (Tucson Electric Power Company San Juan Project) (Form 8-K dated October 13, 2009, File No. 1-13739- Exhibit 4(B)).

*4(aa)(5)	—
Indenture of Trust, dated as of October 1, 2009, between Coconino County, Arizona Pollution Control Corporation and U.S. Bank Trust National Association authorizing Pollution Control Revenue Bonds, 2009 Series A (Tucson Electric Power Company Navajo Project) (Form 8-K dated October 13, 2009, File No. 1-13739- Exhibit 4(C)).

*4(aa)(6)	—
Loan Agreement, dated as of October 1, 2009, between Coconino County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 2009 Series A (Tucson Electric Power Company Navajo Project) (Form 8-K dated October 13, 2009, File No. 1-13739- Exhibit 4(D)).

*4(aa)(7)	—
UniSource Energy Development Credit Agreement, dated as of March 26, 2009, between UED and Union Bank, N.A. and the banks named therein and from time to time parties thereto. (Form 8-K dated April 1, 2009, File No. 1-13739- Exhibit 4(a)).

*4(aa)(8)	—
Guaranty Agreement, dated as of March 26, 2009, made by UniSource Energy in favor of Union Bank, N.A. as Agent for each of the secured parties as defined in the UED Credit Agreement. (Form 8-K dated April 1, 2009, File No. 1-13739- Exhibit 4(b)).

4(aa)(9)	—	Amendment No. 1 to UED Credit Agreement, dated as of February 3, 2010, among UED, Union Bank, N.A. as Agent, and the banks named therein and from time to time party thereto.

*10(a)(1)	—
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
Lease Agreement, dated as of January 14, 1988, between Wilmington Trust Company and William J. Wade, as Owner Trust Agreement described therein, dated as of November 15, 1987,between such parties and Ford Motor Credit Company, as Lessor, and TEP, as Lessee. (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 10(j)(2).)

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

+*10(p)	—	UniSource Energy 2006 Omnibus Stock and Incentive Plan (Form S-8 dated January 31, 2007. File No. 333-140353.)

+*10(q)	—	Stock Option Agreement between UniSource Energy and Raymond S. Heyman dated as of September 15, 2005 (Form 10-K for the year ended December 31, 2007, File No. 1-13739, Exhibit 10(r).)

+*10(r)	—	Management and Directors Deferred Compensation Plan II of UniSource Energy. (Form S-8 dated December 30, 2008, File No. 333-156491.)

+*10(s)	—	Letter of Employment dated as of December 9, 2008, between UniSource Energy and Paul J. Bonavia. (Form 8-K dated December 15, 2008, File No. 1-13739.)

+*10(t)	—
Amended and Restated Officer Change in Control Agreement, dated as of October 9, 2009, between TEP and Michael J. DeConcini (including a schedule of other officers who are covered by substantially identical agreements) (Form 8-K dated October 13, 2009, File No. 1-13739 — Exhibit 10(A)).

+*10(u)	—	Officer Change in Control Agreement, dated as of October 9, 2009, between UniSource Energy Corporation and Raymond S. Heyman (Form 8-K dated October 13, 2009, File No. 1-13739 — Exhibit 10(B)).

+*10(v)	—	Employment Agreement, dated May 4, 2009, between UniSource Energy and Paul J. Bonavia (Form 10-Q for the quarter ended March 31, 2009, File No. 13739 — Exhibit 4).

12(a)	—	Computation of Ratio of Earnings to Fixed Charges — TEP.

12(b)	—	Computation of Ratio of Earnings to Fixed Charges — UniSource Energy.

21	—	Subsidiaries of the Registrants.

23	—	Consent of Independent Registered Public Accounting Firm.

24(a)	—	Power of Attorney — UniSource Energy.

24(b)	—	Power of Attorney — TEP.

31(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Paul J. Bonavia.

31(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy by Kevin P. Larson.

31(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Paul J. Bonavia.

31(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Kevin P. Larson.

**32	—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(*)	Previously filed as indicated and incorporated herein by reference.

(+)	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(b)(10)(iii) of Regulation S-K.

**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.