Form 10-K/A
period 2009-12-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2010-03-18
CIK 100122, 941138

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

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A to the Annual Report on Form 10-K for UniSource Energy Corporation (UniSource Energy) and Tucson Electric Power Company (TEP) for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission on February 26, 2010, is being filed to remove the inadvertently included phrase “DRAFT Audit Committee 2/19/10” from the header of the Notes to Consolidated Financial Statements. Even though the Notes to Consolidated Financial Statements were inadvertently labeled draft, Management, the Audit Committee, and the Independently Registered Public Accountants had completed their procedures prior to filing the Form 10-K with the Securities and Exchange Commission.

In addition, the typographical changes described below were made to Item 8. — Consolidated Financial Statements and Supplementary Data:

•	In the 2007 portion of the UniSource Energy Consolidated Statement of Changes in Stockholders’ Equity and TEP Consolidated Statement of Changes in Stockholder’s Equity, the line item entitled “Implementation of FIN 48” was changed to “Implementation of Accounting for Uncertain Tax Positions”.

•	In the 2007 portion of the TEP Consolidated Statement of Changes in Stockholder’s Equity, the line item entitled “Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income to Regulatory Asset” was changed to remove the words “to Regulatory Asset”.

•	The “TEP’s Utility Operating Statistics” table was removed from Note 5. — Utility Plant and Jointly-Owned Facilities as it was a repeat of information included in Item 1. — Business.

•	In the last sentence of the fifth paragraph of the section entitled “TEP Credit Agreement” in Note 6. - Debt, Credit Facilities, and Capital Lease Obligations, the reference to February 25, 2009 was changed to February 25, 2010.

Except as described above, and for the updated Item 9A, Item 15 and the consent and certifications filed as Exhibits 23, 31 and 32, no other changes have been made to the Annual Report on Form 10-K and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Annual Report on
Form 10-K.

K/A-i

K/A-ii

PART II
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

K/A-3

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

See Notes to Consolidated Financial Statements.

K/A-8

UNISOURCE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders’
	Outstanding*	Stock	Earnings (Deficit)	Loss	Equity

Balances at December 31, 2006	35,190	$697,426	$(27,913)	$(15,364)	$654,149

Implementation of Accounting for Uncertain Tax Positions			696		696

Comprehensive Income:
2007 Net Income			58,373		58,373

Decrease in Pension and Other Post-Retirement Benefit Liabilities (net of $3,929 income taxes)				5,993	5,993

Unrealized Loss on Cash Flow Hedges (net of $2,500 income taxes)				(3,813)	(3,813)

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $996 income taxes)				1,519	1,519

Total Comprehensive Income					62,072

Dividends	—	—	(31,784)		(31,784)
Shares Issued under Stock Compensation Plans	125	1,980			1980
Tax Benefit Realized from Stock-Based Compensation Plans	—	540			540
Other	—	2,422			2,422

Balances at December 31, 2007	35,315	702,368	(628)	(11,665)	690,075

Impact of Change in Pension Plan Measurement Date			(603)		(603)

Comprehensive Income (Loss):
2008 Net Income			14,021		14,021

Unrealized Loss on Interest Rate Swap
(net of $2,181 income taxes)				(3,326)	(3,326)

Reclassification of Unrealized Gain on Cash Flow Hedges to Regulatory Asset (net of $1,370 income taxes)				(2,089)	(2,089)

Reclassification of Unrealized Loss on Cash Flow Hedges to Net Income (net of $1,569 income taxes)				2,393	2,393

Employee Benefit Obligations
Amortization of net actuarial loss and prior service credit included in net periodic benefit cost (net of $158 income taxes)				(242)	(242)

Increase in SERP Liability (net of $108 income taxes)				(165)	(165)

Reclassification of Pension and Other Postretirement Benefit to Regulatory Asset (net of $5,401 income taxes)				8,239	8,239

Total Comprehensive Income					18,831

Dividends	—	(20,017)	(14,021)	—	(34,038)
Shares Issued under Stock Compensation Plans	143	1,969	—	—	1,969
Tax Benefit Realized from Stock-Based Compensation Plans	—	633	—	—	633
Other	—	2,407	—	—	2,407

Balances at December 31, 2008	35,458	687,360	(1,231)	(6,855)	679,274

Comprehensive Income:
2009 Net Income			104,258		104,258

Unrealized Loss on Cash Flow Hedges (net of $33 income taxes)				51	51

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $690 income taxes)				1,053	1,053

Employee Benefit Obligations
Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $33 income taxes)				(51)	(51)

Total Comprehensive Income					105,311

Dividends			(42,566)		(42,566)
Shares Issued under Deferred Compensation Plans	10	279			279
Shares Issued under Stock Compensation Plans — (net of shares redeemed for taxes)	383	2,541			2,541
Tax Benefit Realized from Stock-Based Compensation Plans		3,256			3,256
Other Stock-Based Compensation		2,770			2,770

Balances at December 31, 2009	35,851	$696,206	$60,461	$(5,802)	$750,865

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

See Notes to Consolidated Financial Statements.

K/A-14

TUCSON ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder’s
	Stock	Expense	Deficit	Loss	Equity
	- Thousands of Dollars -

Balances at December 31, 2006	$795,971	$(6,357)	$(219,640)	$(15,260)	$554,714

Implementation of Accounting for Uncertain Tax Positions			696		696

Comprehensive Income:
2007 Net Income			53,456		53,456

Decrease in Pension and Other Post-Retirement Benefit Liabilities (net of $3,820 income taxes)				5,826	5,826

Unrealized Loss on Cash Flow Hedges (net of $2,532 income taxes)				(3,862)	(3,862)

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $996 income taxes)				1,519	1,519

Total Comprehensive Income					56,939

Capital Contribution from UniSource Energy	18,000				18,000
Dividends Paid			(53,000)		(53,000)

Balances at December 31, 2007	813,971	(6,357)	(218,488)	(11,777)	577,349

Impact of Change in Pension Plan Measurement Date			(528)		(528)

Comprehensive Income (Loss):
2008 Net Income			4,363		4,363

Unrealized Loss on Interest Rate Swap (net of $2,181 income taxes)				(3,326)	(3,326)

Reclassification of Unrealized Gain on Cash Flow Hedges to Regulatory Asset (net of $1,337 income taxes)				(2,039)	(2,039)

Reclassification of Unrealized Loss on Cash Flow Hedges to Net Income (net of $1,569 income taxes)				2,393	2,393

Employee Benefit Obligations
Amortization of net actuarial loss and prior service credit included in net periodic benefit cost (net of $157 income taxes)				(240)	(240)

Increase in SERP Liability (net of $108 income taxes)				(165)	(165)

Reclassification of Pension and Other Postretirement Benefit to Regulatory Asset (net of $5,441 income taxes)				8,299	8,299

Total Comprehensive Income					9,285

Dividends Paid			(2,500)		(2,500)

Balances at December 31, 2008	813,971	(6,357)	(217,153)	(6,855)	583,606

Comprehensive Income:
2009 Net Income			89,248		89,248

Unrealized Loss on Cash Flow Hedges (net of $33 income taxes)				51	51

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $690 income taxes)				1,053	1,053

Employee Benefit Obligations
Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $33 income taxes)				(51)	(51)

Total Comprehensive Income					90,301

Capital Contribution from UniSource Energy	30,000				30,000

Dividends			(60,763)		(60,763)

Balances at December 31, 2009	$843,971	$(6,357)	$(188,668)	$(5,802)	$643,144

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

K/A-19

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

K/A-23

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-24

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-25

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-26

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-27

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

K/A-28

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

K/A-29

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

K/A-30

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

K/A-31

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-32

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-33

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

K/A-34

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

K/A-35

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-36

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-37

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

K/A-38

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

K/A-39

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

K/A-40

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-41

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

K/A-42

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

K/A-43

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-44

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-45

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-46

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

K/A-47

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

K/A-48

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

K/A-49

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-50

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-51

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-52

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-53

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of December 31, 2009, TEP had $35 million in borrowings and $1 million outstanding in letters of credit under its revolving credit facility. As of December 31, 2008, TEP had $10 million in loans outstanding under its revolving credit facility and $1 million outstanding in letters of credit. The revolving loan balances are included in Current Liabilities in the UniSource Energy and TEP balance sheets. The outstanding letters of credit are off-balance sheet obligations of TEP. As of February 25, 2010, TEP had $50 million in borrowings and $1 million outstanding in letters of credit under its revolving credit facility.

K/A-54

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-55

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-56

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-57

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-58

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-59

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-60

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-61

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-62

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

K/A-63

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

K/A-64

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-65

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

K/A-66

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

K/A-67

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

K/A-68

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

K/A-69

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-70

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-71

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-72

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

K/A-73

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

K/A-74

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

K/A-75

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

K/A-76

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

K/A-77

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-78

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

K/A-79

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-80

UNISOURCE ENERGY, TEP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-81

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

K/A-82

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

K/A-83

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-84

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

K/A-85

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-86

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

K/A-87

UNISOURCE ENERGY, TEP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (concluded)
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

K/A-88

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

K/A-89

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

K/A-90

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
UniSource Energy’s and TEP’s Management’s Reports on Internal Control Over Financial Reporting Under 404 of Sarbanes-Oxley appear as the first two reports under Item 8 in UniSource Energy’s and TEP’s 2009 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, the Report of Independent Registered Public Accounting Firm for UniSource Energy appears as the third report under Item 8, and the Report of Independent Registered Public Accounting Firm for TEP appears as the fourth report under Item 8.

K/A-91

PART IV
ITEM 15. — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Reference is made to the Exhibit Index commencing on page 95.

K/A-92

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISOURCE ENERGY CORPORATION
Date: March 17, 2010	By:	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

K/A-93

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
Date: March 17, 2010	By:	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

K/A-94

EXHIBIT INDEX

23	—	Consent of Independent Registered Public Accounting Firm.

31(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Paul J. Bonavia.

31(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy by Kevin P. Larson.

31(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Paul J. Bonavia.

31(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Kevin P. Larson.

*32	—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

K/A-95