Form 10-Q
period 2010-03-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2010-05-04
CIK 100122, 941138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
At April 30, 2010, 36,076,165 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding. At April 30, 2010, 32,139,434 shares of Tucson Electric Power Company’s common stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.
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

DEFINITIONS
The abbreviations and acronyms used in the 2010 first quarter report on Form 10-Q are defined below:

1999 Settlement Agreement	TEP’s 1999 Settlement Agreement approved by the ACC in November 1999 that provided for electric retail competition and transition asset recovery.
2008 TEP Rate Order	A rate order issued by the ACC resulting in a new retail rate structure for TEP, effective December 1, 2008.
ACC	Arizona Corporation Commission.
AMT	Alternative Minimum Tax.
APS	Arizona Public Service Company.
BMGS	Black Mountain Generating Station owned by UED.
Btu	British thermal unit(s).
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in MWs.
Common Stock	UniSource Energy’s common stock, without par value.
Company	UniSource Energy Corporation.
DSM	Demand side management.
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy	The amount of power produced over a given period of time measured in MWh.
EPA	Environmental Protection Agency.
FERC	Federal Energy Regulatory Commission.
Four Corners	Four Corners Generating Station.
GBtu	Billion British Thermal Units.
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65.
IRS	Internal Revenue Service.
kWh	Kilowatt-hour(s).
LIBOR	London Interbank Offered Rate.
Luna	Luna Energy Facility.
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtu	Million British Thermal Units.
MW	Megawatt(s).
MWh	Megawatt-hour(s).
Navajo	Navajo Generating Station.
O&M	Operations and Maintenance Expense.
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
PPFAC	Purchased Power and Fuel Adjustment Clause.
REST	Renewable Energy Standard and Tariff.
Salt River Project	A public power utility serving more than 900,000 customers in Phoenix, Arizona.
San Juan	San Juan Generating Station.
Springerville	Springerville Generating Station.
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.

Springerville Unit 2	Unit 2 of the Springerville Generating Station.
Springerville Unit 3	Unit 3 of the Springerville Generating Station.
Springerville Unit 4	Unit 4 of the Springerville Generating Station.
SRP	Salt River Project Agricultural Improvement and Power District.
Sundt	H. Wilson Sundt Generating Station.
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station.
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement	Amended and Restated Credit Agreement between TEP and a syndicate of banks, dated as of August 11, 2006.
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement.
TEP Term Loan	$30 million term loan agreement dated as of March 1, 2010.
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
TOU	Time of use.
TRA	Transition Recovery Asset, a $450 million regulatory asset established in TEP’s 1999 Settlement Agreement that was fully recovered in 2008.
Tri-State	Tri-State Generation and Transmission Association.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities.
UED Credit Agreement	Credit agreement between UED and a syndicate of banks, dated as of March 26, 2009, guaranteed by UniSource Energy.
UES	UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies (UNS Gas and UNS Electric).
UniSource Credit Agreement	Amended and Restated Credit Agreement between UniSource Energy and a syndicate of banks, dated as of August 11, 2006.
UniSource Energy	UniSource Energy Corporation.
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES.
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES.
UNS Gas/UNS Electric Revolver	Revolving credit facility under the Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, UES as guarantor, and a syndicate of banks, dated as of August 11, 2006.

v

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
UniSource Energy Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2010 and 2009, the condensed consolidated statement of changes in stockholders’ equity and comprehensive income for the three-month period ended March 31, 2010 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of income, of cash flows, of capitalization, and of changes in stockholders’ equity and comprehensive income for the year then ended (not presented herein), and in our report dated February 25, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
Phoenix, Arizona
May 3, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Tucson Electric Power Company:
We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of income (loss) for the three-month periods ended March 31, 2010 and 2009, the condensed consolidated statement of changes in stockholder’s equity and comprehensive income for the three-month period ended March 31, 2010, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of income, of cash flows, of capitalization, and of changes in stockholder’s equity and comprehensive income for the year then ended (not present herein), and in our report dated February 25, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
Phoenix, Arizona
May 3, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	-Thousands of Dollars-
	(Except Per Share Amounts)
Operating Revenues
Electric Retail Sales	$204,746	$201,352
Electric Wholesale Sales	36,145	35,295
California Power Exchange (CPX) Provision for Wholesale Refunds	(2,970)	—
Gas Revenue	55,781	58,303
Other Revenues	24,200	16,907

Total Operating Revenues	317,902	311,857

Operating Expenses
Fuel	60,448	54,817
Purchased Energy	81,886	76,695
Transmission	2,430	2,259
Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	(12,631)	6,702

Total Fuel and Purchased Energy	132,133	140,473
Other Operations and Maintenance	82,908	84,954
Depreciation	31,099	33,602
Amortization	6,572	7,073
Taxes Other Than Income Taxes	12,273	12,455

Total Operating Expenses	264,985	278,557

Operating Income	52,917	33,300

Other Income (Deductions)
Interest Income	1,927	2,098
Other Income	6,059	1,458
Other Expense	(844)	(1,484)

Total Other Income (Deductions)	7,142	2,072

Interest Expense
Long-Term Debt	15,240	14,644
Capital Leases	12,083	12,809
Other Interest Expense, Net of Interest Capitalized	329	(256)

Total Interest Expense	27,652	27,197

Income Before Income Taxes	32,407	8,175
Income Tax Expense	12,435	3,256

Net Income	$19,972	$4,919

Weighted-Average Shares of Common Stock Outstanding (000)	36,052	35,665

Basic Earnings per Share	$0.55	$0.14

Diluted Earnings per Share	$0.52	$0.14

Dividends Declared per Share	$0.39	$0.29

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$233,734	$241,524
Cash Receipts from Electric Wholesale Sales	44,459	55,200
Cash Receipts from Gas Sales	66,511	71,103
Cash Receipts from Operating Springerville Units 3 & 4	24,906	17,940
Interest Received	5,090	4,522
Income Tax Refunds Received	—	14,962
Performance Deposits Receipt	2,700	8,470
Other Cash Receipts	4,250	3,313
Purchased Energy Costs Paid	(93,529)	(94,013)
Fuel Costs Paid	(58,818)	(59,021)
Payment of Other Operations and Maintenance Costs	(49,947)	(53,583)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(28,046)	(27,148)
Wages Paid, Net of Amounts Capitalized	(36,941)	(32,497)
Interest Paid, Net of Amounts Capitalized	(20,369)	(20,768)
Capital Lease Interest Paid	(23,943)	(22,821)
Performance Deposit Payments	(6,500)	(14,100)
Income Taxes Paid	(234)	—
Excess Tax Benefit from Stock Options Exercised	(151)	(4)
Other Cash Payments	(1,422)	(1,858)

Net Cash Flows — Operating Activities	61,750	91,221

Cash Flows from Investing Activities
Capital Expenditures	(60,383)	(82,061)
Purchase of Sundt Unit 4 Lease Asset	(51,389)	—
Purchase of Springerville Lease Debt	—	(31,375)
Return of Investment in Springerville Lease Debt	21,667	906
Return of Investment from Millennium Energy Businesses	423	5,000
Insurance Proceeds for Replacement Assets	—	4,279
Other Cash Receipts	30	—
Other Cash Payments	(215)	(319)

Net Cash Flows — Investing Activities	(89,867)	(103,570)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	125,000	34,000
Proceeds from Issuance of Short-Term Debt	—	30,000
Proceeds from Stock Options Exercised	2,621	8
Excess Tax Benefit from Stock Options Exercised	151	4
Other Cash Receipts	2,796	699
Proceeds from Issuance of Long-Term Debt	39,570	—
Repayments of Borrowings Under Revolving Credit Facilities	(91,000)	(39,000)
Payments of Capital Lease Obligations	(39,541)	(14,471)
Common Stock Dividends Paid	(14,021)	(10,330)
Repayment of Long-Term Debt	(2,445)	(1,500)
Payment of Debt Issue/Retirement Costs	(1,631)	(814)
Other Cash Payments	(340)	(390)

Net Cash Flows — Financing Activities	21,160	(1,794)

Net Decrease in Cash and Cash Equivalents	(6,957)	(14,143)
Cash and Cash Equivalents, Beginning of Year	76,922	55,172

Cash and Cash Equivalents, End of Period	$69,965	$41,029

See Note 16 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	-Thousands of Dollars-
ASSETS
Utility Plant
Plant in Service	$4,176,496	$4,147,268
Utility Plant under Capital Leases	772,016	720,628
Construction Work in Progress	175,535	144,551

Total Utility Plant	5,124,047	5,012,447
Less Accumulated Depreciation and Amortization	(1,695,090)	(1,652,296)
Less Accumulated Amortization of Capital Lease Assets	(579,150)	(574,437)

Total Utility Plant — Net	2,849,807	2,785,714

Investments and Other Property
Investments in Lease Debt and Equity	104,665	132,168
Other	62,378	60,239

Total Investments and Other Property	167,043	192,407

Current Assets
Cash and Cash Equivalents	69,965	76,922
Accounts Receivable — Retail and Other	54,100	64,230
Accounts Receivable — Wholesale	15,443	18,288
Unbilled Accounts Receivable	42,011	53,361
Allowance for Doubtful Accounts	(5,944)	(5,977)
Materials and Fuel Inventory	117,333	116,791
Prepayments	6,236	6,759
Derivative Instruments	6,153	2,653
Regulatory Assets — Derivative Instruments	33,196	17,841
Regulatory Assets — Other	24,724	23,931
Deferred Income Taxes — Current	51,106	52,355
Income Taxes Receivable	—	620
Investments in Lease Debt and Equity	5,513	—
Collateral Posted	5,550	1,750
Other	17,240	16,781

Total Current Assets	442,626	446,305

Regulatory and Other Assets
Income Taxes Recoverable Through Future Revenues	18,072	18,144
Regulatory Assets — Pension and Other Postretirement Benefits	83,208	84,149
Regulatory Assets — Derivative Instruments	8,762	9,503
Regulatory Assets — Other	35,779	35,529
Derivative Instruments	9,539	4,498
Other Assets	24,226	24,993

Total Regulatory and Other Assets	179,586	176,816

Total Assets	$3,639,062	$3,601,242

See Notes to Condensed Consolidated Financial Statements.
(Continued)

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	-Thousands of Dollars-
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$757,939	$750,865
Capital Lease Obligations	431,834	488,349
Long-Term Debt	1,357,630	1,307,795

Total Capitalization	2,547,403	2,547,009

Current Liabilities
Current Obligations Under Capital Leases	65,292	40,441
Borrowing Under Revolving Credit Facility	55,000	35,000
Current Maturities of Long-Term Debt	13,000	12,195
Accounts Payable	55,940	54,152
Accounts Payable — Purchased Power	43,996	44,838
Interest Accrued	16,819	41,396
Income Taxes Payable	2,657	—
Accrued Taxes Other Than Income Taxes	46,961	36,698
Accrued Employee Expenses	21,456	27,545
Customer Deposits	26,875	25,978
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	14,341	24,258
Regulatory Liabilities — Other	20,744	17,971
Derivative Instruments	39,072	21,186
Other	4,319	4,038

Total Current Liabilities	426,472	385,696

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	233,681	227,199
Regulatory Liabilities — Net Cost of Removal for Interim Retirements	179,348	195,177
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	11,018	16,714
Derivative Instruments	25,930	19,489
Pension and Other Postretirement Benefits	125,582	123,476
Customer Advances for Construction	33,241	31,803
Other	56,387	54,679

Total Deferred Credits and Other Liabilities	665,187	668,537

Commitments and Contingencies (Note 6)

Total Capitalization and Other Liabilities	$3,639,062	$3,601,242

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders’
	Outstanding*	Stock	Earnings	Loss	Equity
	(Unaudited)
	-Thousands of Dollars-

Balances at December 31, 2009	35,851	$696,206	$60,461	$(5,802)	$750,865

Comprehensive Income:
2010 Year-to-Date Net Income			19,972		19,972

Unrealized Loss on Cash Flow Hedges (net of $1,516 income taxes)				(2,312)	(2,312)

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $478 income taxes)				729	729

Employee Benefit Obligations
Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $34 income taxes)				52	52

Total Comprehensive Income					18,441

Dividends			(14,121)		(14,121)
Shares Issued under Stock Compensation Plans - (net of shares redeemed for taxes)	144	1,985			1,985
Tax Benefit Realized from Share-Based Compensation Plans		151			151
Other Share-Based Compensation		618			618

Balances at March 31, 2010	35,995	$698,960	$66,312	$(7,333)	$757,939

*	UniSource Energy has 75 million authorized shares of Common Stock.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	-Thousands of Dollars-
Operating Revenues
Electric Retail Sales	$167,419	$157,764
Electric Wholesale Sales	40,043	37,758
California Power Exchange (CPX) Provision for Wholesale Refunds	(2,970)	—
Other Revenues	25,667	17,752

Total Operating Revenues	230,159	213,274

Operating Expenses
Fuel	58,351	51,440
Purchased Power	23,735	23,042
Transmission	796	548
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(3,118)	(368)

Total Fuel and Purchased Energy	79,764	74,662
Other Operations and Maintenance	72,023	74,734
Depreciation	24,077	26,757
Amortization	7,786	8,293
Taxes Other Than Income Taxes	10,006	10,256

Total Operating Expenses	193,656	194,702

Operating Income	36,503	18,572

Other Income (Deductions)
Interest Income	1,690	2,070
Other Income	1,199	1,331
Other Expense	(761)	(1,128)

Total Other Income (Deductions)	2,128	2,273

Interest Expense
Long-Term Debt	9,878	9,191
Capital Leases	12,081	12,805
Other Interest Expense, Net of Interest Capitalized	(25)	(285)

Total Interest Expense	21,934	21,711

Income (Loss) Before Income Taxes	16,697	(866)
Income Tax Expense (Benefit)	6,348	(313)

Net Income (Loss)	$10,349	$(553)

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$190,753	$190,337
Cash Receipts from Electric Wholesale Sales	49,531	58,850
Cash Receipts from Operating Springerville Units 3 & 4	24,906	17,940
Interest Received	5,086	4,500
Income Tax Refunds Received	—	14,962
Reimbursement of Affiliate Charges	4,202	5,976
Other Cash Receipts	2,094	2,106
Performance Deposit Payments	(1,540)	(9,100)
Fuel Costs Paid	(57,288)	(54,728)
Purchased Power Costs Paid	(29,214)	(33,437)
Payment of Other Operations and Maintenance Costs	(47,017)	(51,155)
Capital Lease Interest Paid	(23,941)	(22,818)
Wages Paid, Net of Amounts Capitalized	(30,903)	(26,867)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(19,524)	(17,427)
Interest Paid, Net of Amounts Capitalized	(10,399)	(10,495)
Income Taxes Paid	(234)	—
Other Cash Payments	(767)	(1,252)

Net Cash Flows — Operating Activities	55,745	67,392

Cash Flows from Investing Activities
Capital Expenditures	(52,470)	(69,459)
Purchase of Sundt Unit 4 Lease Asset	(51,389)	—
Purchase of Springerville Lease Debt	—	(31,375)
Return of Investment in Springerville Lease Debt	21,667	906
Insurance Proceeds for Replacement Assets	—	4,279
Other Cash Receipts	30	—
Other Cash Payments	(1)	(3)

Net Cash Flows — Investing Activities	(82,163)	(95,652)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facility	95,000	20,000
Repayments of Borrowings Under Revolving Credit Facility	(75,000)	(30,000)
Equity Investment from UniSource Energy	15,000	30,000
Proceeds from Issuance of Long-Term Debt	30,000	—
Payments of Capital Lease Obligations	(39,523)	(14,447)
Other Cash Receipts	61	465
Payment of Debt Issue/Retirement Costs	(989)	(9)
Other Cash Payments	(54)	(139)

Net Cash Flows — Financing Activities	24,495	5,870

Net Decrease in Cash and Cash Equivalents	(1,923)	(22,390)
Cash and Cash Equivalents, Beginning of Year	22,418	33,275

Cash and Cash Equivalents, End of Period	$20,495	$10,885

See Note 16 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	-Thousands of Dollars-
ASSETS
Utility Plant
Plant in Service	$3,610,744	$3,584,308
Utility Plant under Capital Leases	771,311	719,922
Construction Work in Progress	137,731	113,390

Total Utility Plant	4,519,786	4,417,620
Less Accumulated Depreciation and Amortization	(1,619,807)	(1,582,442)
Less Accumulated Amortization of Capital Lease Assets	(578,543)	(573,853)

Total Utility Plant — Net	2,321,436	2,261,325

Investments and Other Property
Investments in Lease Debt and Equity	104,665	132,168
Other	33,658	31,813

Total Investments and Other Property	138,323	163,981

Current Assets
Cash and Cash Equivalents	20,495	22,418
Accounts Receivable — Retail and Other	40,388	46,894
Accounts Receivable — Wholesale	14,569	17,904
Unbilled Accounts Receivable	26,723	32,368
Allowance for Doubtful Accounts	(3,878)	(3,806)
Accounts Receivable — Due from Affiliates	7,149	5,218
Materials and Fuel Inventory	106,628	104,861
Prepayments	5,159	5,678
Derivative Instruments	4,991	5,043
Regulatory Assets — Derivative Instruments	8,994	3,696
Regulatory Assets — Other	24,184	23,330
Deferred Income Taxes — Current	49,881	50,789
Investments in Lease Debt and Equity	5,513	—
Other	14,745	16,394

Total Current Assets	325,541	330,787

Regulatory and Other Assets
Regulatory Assets — Pension and Other Postretirement Benefits	79,313	80,169
Regulatory Assets — Derivative Instruments	4,125	4,631
Regulatory Assets — Other	34,503	34,203
Income Taxes Recoverable Through Future Revenues	18,072	18,144
Derivative Instruments	1,382	1,075
Other Assets	19,519	19,984

Total Regulatory and Other Assets	156,914	158,206

Total Assets	$2,942,214	$2,914,299

See Notes to Condensed Consolidated Financial Statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	-Thousands of Dollars-
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$666,963	$643,144
Capital Lease Obligations	431,814	488,311
Long-Term Debt	933,615	903,615

Total Capitalization	2,032,392	2,035,070

Current Liabilities
Current Obligations Under Capital Leases	65,183	40,332
Borrowing Under Revolving Credit Facility	55,000	35,000
Accounts Payable	50,351	48,631
Accounts Payable — Purchased Power	27,489	22,697
Accounts Payable — Due to Affiliates	2,926	3,694
Income Taxes Payable	1,844	—
Interest Accrued	14,343	33,970
Accrued Taxes Other Than Income Taxes	36,569	28,404
Accrued Employee Expenses	18,692	24,409
Customer Deposits	18,815	18,125
Derivative Instruments	13,735	9,434
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	8,785	9,200
Regulatory Liabilities — Other	19,799	17,439
Other	2,620	1,445

Total Current Liabilities	336,151	292,780

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	221,098	217,316
Regulatory Liabilities — Net Cost of Removal for Interim Retirements	146,390	162,764
Regulatory Liabilities — Over-Recovered Purchased Energy Costs	11,018	16,714
Derivative Instruments	13,136	11,195
Pension and Other Postretirement Benefits	118,996	116,991
Customer Advances for Construction	7,776	7,891
Other	55,257	53,578

Total Deferred Credits and Other Liabilities	573,671	586,449

Commitments and Contingencies (Note 6)

Total Capitalization and Other Liabilities	$2,942,214	$2,914,299

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder’s
	Stock	Expense	Deficit	Loss	Equity
	(Unaudited)
	-Thousands of Dollars-

Balances at December 31, 2009	$843,971	$(6,357)	$(188,668)	$(5,802)	$643,144

Comprehensive Income:
2010 Year-to-Date Net Income			10,349		10,349

Unrealized Loss on Cash Flow Hedges (net of $1,516 income taxes)				(2,311)	(2,311)

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $478 income taxes)				729	729

Employee Benefit Obligations
Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $34 income taxes)				52	52

Total Comprehensive Income					8,819

Capital Contribution from UniSource Energy	15,000				15,000

Balances at March 31, 2010	$858,971	$(6,357)	$(178,319)	$(7,332)	$666,963

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
TEP, a regulated public utility, is UniSource Energy’s largest operating subsidiary and represented approximately 81% of UniSource Energy’s assets as of March 31, 2010. TEP generates, transmits and distributes electricity to approximately 402,000 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the Western U.S. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State) and, beginning in December 2009, Springerville Unit 4 on behalf of Salt River Project Agriculture Improvement and Power District (SRP).
UES holds the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UNS Gas is a gas distribution company with 146,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in Northern Arizona, as well as Santa Cruz county in Southeast Arizona. UNS Electric is an electric transmission and distribution company with approximately 91,000 retail customers in Mohave and Santa Cruz counties.
Millennium invests in unregulated businesses. In March 2010, Millennium sold its interest in Nations Energy Corporation. See Note 13.
References to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.
The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the Securities and Exchange Commission’s (SEC) interim reporting requirements which do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for audited annual financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for audited annual financial statements. This quarterly report should be reviewed in conjunction with UniSource Energy and TEP’s 2009 Annual Report on Form 10-K.
Weather, among other factors, causes seasonal fluctuations in TEP, UNS Gas and UNS Electric’s sales; therefore, quarterly results are not indicative of annual operating results.
To be comparable with the 2010 presentation, UniSource Energy and TEP each had immaterial reclassifications from Other Long-Term Liabilities to Other Current Liabilities in the first quarter 2009 balance sheets.
NOTE 2. REGULATORY MATTERS
ACCOUNTING FOR RATE REGULATION
The Arizona Corporation Commission (ACC) and the Federal Energy Regulatory Commission (FERC) regulate portions of TEP, UNS Gas, and UNS Electric (the three utilities) utility accounting practices and rates. The ACC has authority over certain rates charged to retail customers, the issuance of securities, and transactions with affiliated parties. The FERC regulates rates for wholesale power sales and interstate transmission services.
TEP PURCHASED POWER AND FUEL ADJUSTMENT CLAUSE (PPFAC)
The PPFAC allows recovery of fuel, transmission, and purchased power costs, including demand charges and the prudent costs of contracts for hedging fuel and purchased power costs. In March 2010, the ACC approved a 0.09 cent PPFAC effective April 2010, compared to a 0.18 cent PPFAC that expired March 2010. This includes a forward component credit of (0.08) cents and a true-up component of 0.17 cents. TEP offsets the forward and true-up components of the PPFAC with Fixed Competition Transition Charge (CTC) revenue to be refunded, resulting in a PPFAC charge of zero to customers until the CTC is fully credited. TEP had no PPFAC in the first quarter of 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
The following table shows the balance of Regulatory Liabilities — (Over-) Under-Recovered Purchased Energy Costs:

	March 31,	December 31,
	2010	2009
	-Millions of Dollars-
Fixed CTC Revenue to be Refunded Within the Next 12 Months; Included in Current Liabilities	$(9)	$(9)

Under-Recovered Purchased Energy Costs — Regulatory Basis as Billed to Customers	$30	$29
Estimated Purchased Energy Costs Recovered through Accrued Unbilled Revenues	(7)	(9)
Fixed CTC Revenue to be Refunded	(34)	(37)

Total Included in Deferred Credits and Other Liabilities	$(11)	$(17)

The $3 million amortization of the Fixed CTC Revenue to be Refunded appears in the accompanying income statements as an addition to retail revenues in 2010. The $3 million 2010 increase in Under-Recovered Purchased Energy Costs appears in the income statement as a credit to fuel and purchased power costs in the line item Increase (Decrease) to Reflect PPFAC Recovery Treatment.
UNS GAS RATES AND REGULATION
2008 General Rate Case Filing
In November 2008, UNS Gas filed the general rate case (on a cost of service basis) with the ACC requesting a total rate increase of 6% to cover a revenue deficiency of $10 million. In April 2010, the ACC approved a rate increase of 2% ($3 million), including an 8% return on original cost rate base and a 5.75% return on fair value rate base, effective April 1, 2010. The rate increase is intended to cover the costs of providing service.
Purchased Gas Adjuster (PGA) Mechanism
UNS Gas’ retail rates include a PGA mechanism intended to address the volatility of natural gas prices and allow UNS Gas to recover its actual commodity costs, including transportation, through a price adjuster. All purchased gas commodity costs, including transportation, increase the PGA bank, a balancing account. UNS Gas recovers these costs or returns amounts over-collected from/to ratepayers through a PGA mechanism. In October 2009, the ACC approved an 8 cent per therm PGA surcredit, effective November 2009 through October 2010 or until the balance reaches zero.
The following table shows the balance of (Over-) Recovered Purchased Gas Costs:

	March 31,	December 31,
	2010	2009
	-Millions of Dollars-
(Over-) Recovered Purchased Gas Costs — Regulatory Basis as Billed to Customers	$—	$(2)
Estimated Purchased Gas Costs Recovered through Accrued Unbilled Revenues	(5)	(8)

(Over-) Recovered Purchased Gas Costs (PGA) Included as a Current Regulatory Liability	$(5)	$(10)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
UNS ELECTRIC RATES AND REGULATION
2009 General Rate Case Filing
In April 2009, UNS Electric filed a general rate case with the ACC (on a cost of service basis) requesting a rate increase of 7.4% to cover a revenue deficiency of $14 million. Hearings before an ACC administrative law judge concluded in February 2010. UNS Electric expects the ACC to rule on its rate case in the second half of 2010.
UNS Electric Purchased Power and Fuel Adjustment Clause (PPFAC)
The PPFAC allows recovery of fuel and purchased power costs, including demand charges and the prudent costs of contracts for hedging fuel and purchased power costs. In April 2010, UNS Electric filed an annual PPFAC recommendation with the ACC to have a (0.28) cent PPFAC surcredit to be effective June 2010. This includes a forward component credit of (0.42) cents and a true-up component of 0.14 cents.
The following table shows the balance of (Over-) Under-Recovered Purchased Power Costs:

	March 31,	December 31,
	2010	2009
	-Millions of Dollars-
(Over-) Under-Recovered Purchased Power Costs — Regulatory Basis as Billed to Customers	$3	$(1)
Estimated Purchased Power Costs Recovered through Accrued Unbilled Revenues	(3)	(4)

(Over-) Recovered Purchased Power Costs (PPFAC) Included as a Current Regulatory Liability	$—	$(5)

REST/DSM
The ACC allows TEP and UNS Electric to include a REST tariff on customer bills to recover qualified expenditures related to renewable energy projects. TEP and UNS Electric are required to file a five-year implementation plan with the ACC, and annually seek approval for the upcoming year’s REST funding amount. For 2010, the ACC approved a $32 million tariff for TEP, and an $8 million tariff for UNS Electric.
In April 2010, the ACC approved TEP’s use of REST and PPFAC funds to add approximately 30 MW of solar generating capacity, through long-term power purchase contracts.
In April 2010, the ACC approved UNS Electric’s use of REST and PPFAC funds to add more than 7 MW of wind generating capacity and 0.5 MW of solar generating capacity, through a long-term power purchase contract.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 3. BUSINESS SEGMENTS
Based on the way we organize our operations and evaluate performance, we have three reportable segments:
(1)	TEP, a vertically integrated electric utility business, UniSource Energy’s largest subsidiary;

(2)	UNS Gas, a regulated gas distribution utility business; and

(3)	UNS Electric, a regulated electric distribution utility business.
The UniSource Energy and UES holding companies, Millennium, and UED are included in Other. Reconciling adjustments consist of the elimination of intersegment revenues which were due to the following transactions and are eliminated in consolidation:

	Reportable Segments
		UNS	UNS
Intersegment Revenue	TEP	Gas	Electric	Other
	-Millions of Dollars-
Three Months Ended March 31, 2010:
Wholesale Sales — TEP to UNS Electric	$6	$—	$—	$—
Wholesale Sales — UNS Electric to TEP	—	—	1	—
Wholesale Sales — UED to UNS Electric	—	—	—	3
Gas Revenue — UNS Gas to UNS Electric & UED	—	1	—	—
Other Revenue — TEP to Affiliates(1)	2	—	—	—
Other Revenue — Millennium to TEP, UNS Electric, & UNS Gas(2)	—	—	—	4
Other Revenue — TEP to UNS Electric(3)	1	—	—	—

Total Intersegment Revenue	$9	$1	$1	$7

Three Months Ended March 31, 2009:
Wholesale Sales — TEP to UNS Electric	$2	$—	$—	$—
Wholesale Sales — UNS Electric to TEP	—	—	1	—
Wholesale Sales — UED to UNS Electric	—	—	—	3
Gas Revenue — UNS Gas to UNS Electric & UED	—	1	—	—
Other Revenue — TEP to Affiliates(1)	2	—	—	—
Other Revenue — Millennium to TEP, UNS Electric, & UNS Gas(2)	—	—	—	4
Other Revenue — TEP to UNS Electric & UNS Gas(3)	1	—	—	—

Total Intersegment Revenue	$5	$1	$1	$7

(1)	TEP provides corporate services (finance, accounting, tax, information technology services, etc.) to UniSource Energy and its subsidiaries.

(2)	Millennium provides supplemental workforce and meter reading services to TEP, UNS Electric and UNS Gas.

(3)	TEP provides control area services to UNS Electric.
Other significant reconciling adjustments include the elimination of investments in subsidiaries held by UniSource Energy, and reclassifications of deferred tax assets and liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments					UniSource
		UNS	UNS		Reconciling	Energy
Income Statement	TEP	Gas	Electric	Other	Adjustments	Consolidated
	-Millions of Dollars-
Three Months Ended March 31, 2010:
Operating Revenues — External	$221	$56	$40	$—	$1	$318
Operating Revenues — Intersegment	9	1	1	7	(18)	—
Income Before Income Taxes	17	10	5	—	—	32
Net Income	10	6	3	1	—	20

Three Months Ended March 31, 2009:
Operating Revenues — External	$208	$59	$45	$—	$—	$312
Operating Revenues — Intersegment	5	1	1	7	(14)	—
Income (Loss) Before Income Taxes	(1)	8	1	—	—	8
Net Income (Loss)	(1)	5	1	—	—	5
NOTE 4. DEBT, CREDIT FACILITIES AND CAPITAL LEASE OBLIGATIONS
UNISOURCE ENERGY CREDIT AGREEMENT
UniSource Energy had the following balances outstanding under the UniSource Energy Credit Agreement:

	Current	Long-		Current	Long-
	Liabilities	Term Debt	Total	Liabilities	Term Debt	Total
	-Millions of Dollars-
	March 31, 2010			December 31, 2009
Revolver	$—	$45	$45	$—	$31	$31

Term Loan	6	2	8	6	3	9
On April 30, 2010, UniSource Energy had $34 million in borrowings outstanding under its revolving credit facility.
TEP SUNDT UNIT 4 CAPITAL LEASE PURCHASE
In January 2010, TEP entered into a commitment to purchase 100% of the equity interest in Sundt Unit 4 from the owner participants for $52 million, resulting in an increase in capital lease assets and capital lease obligation. In March 2010, TEP paid the owner participants $52 million reducing the capital lease obligation. In April 2010, TEP paid the final outstanding Sundt Unit 4 lease obligation of $5 million to terminate the lease and reclassified the capital lease asset and the related leasehold improvements to plant in service.
TEP DEBT
At March 31, 2010, TEP had $55 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit agreement. The letters of credit were issued to provide credit enhancements for energy purchase contracts and hedging activities. As of December 31, 2009, TEP had $35 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit facility. On April 30, 2010, TEP had $65 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit facility. The revolving loan balances are included in Current Liabilities in the UniSource Energy and TEP balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
TEP Term Loan Borrowings
In March 2010, TEP entered into an 18-month, $30 million term loan facility. The loan is secured by $30 million of TEP mortgage bonds. TEP has the option of paying interest on the loan facility at LIBOR or Alternate Base Rate plus a margin based on a pricing grid tied to TEP’s credit ratings. The current margins are 2% for LIBOR loans and 1% for Alternate Base Rate loans. The loan proceeds were used for general corporate purposes, including the funding of a portion of the purchase price of Sundt Unit 4.
The loan agreement contains a number of covenants which restrict TEP and its subsidiaries, including restrictions on additional indebtedness, liens, sale of assets, dividends and sale-leaseback agreements. The loan agreement also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio. If TEP complies with the terms of the loan agreement, TEP may pay dividends to UniSource Energy.
2008 Pima B Bonds Interest Conversion
In January 2010, TEP converted the interest on the $130 million of 2008 Pima B Bonds from a variable rate to a fixed rate. The Pima B Bonds were reoffered on January 12, 2010, with a term rate of 5.75% through maturity of September 2029. Interest is payable semi-annually beginning June 1, 2010. The bonds are callable at par beginning January 2015. Accordingly, the associated letter of credit was terminated on January 12, 2010, and the TEP mortgage bonds which collateralized the letter of credit were canceled.
UNS GAS/UNS ELECTRIC REVOLVING CREDIT AGREEMENT
The borrowings under the UNS Gas/UNS Electric Revolver were as follows:

	UNS	UNS	UNS	UNS
	Gas	Electric	Gas	Electric
-Millions of Dollars-
	March 31, 2010		December 31, 2009
Balance on the Revolver	$—	$—	$—	$—

Outstanding Letters of Credit	—	16	—	11
UED BORROWINGS
In February 2010, UED amended its senior secured term loan facility to extend the termination date by two years to March 2012, and to increase borrowings by $9 million bringing the outstanding balance to $35 million. UED capitalized less than $1 million in costs related to the transaction. As of March 31, 2010, UED owed $35 million under the UED Credit Agreement.
OTHER
As of March 31, 2010, UniSource Energy and its subsidiaries were in compliance with the terms of their respective loan and credit agreements.
NOTE 5. INCOME TAXES
For the quarters ended March 31, 2010 and March 31, 2009, the effective tax rate differed from the federal rate, primarily due to state income taxes and the impact of the domestic production activities deduction.
During the quarter ended March 31, 2010, UniSource Energy recorded a $12 million capital loss for tax purposes from Millennium’s sale of Nations Energy Corporation. Corporate capital losses can reduce taxable income if there are offsetting capital gains during 2010, the 3-year carryback period, or the 5-year carryforward period. If they remain unused after the 5-year carryforward period they expire. UniSource Energy has a $5 million deferred tax asset as a result of the capital loss. $3 million of this relates to losses incurred by a foreign joint venture of Nations Energy and was included in UniSource Energy’s deferred tax assets as of December 31, 2009. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or the entire deferred tax asset, will not be realized. A $2 million valuation allowance was recorded since management believes that only $3 million of the deferred tax asset may be realized. Since UniSource Energy’s deferred tax assets, net of valuation allowance, were $3 million for the periods ended December 31, 2009, and March 31, 2010, recording the valuation allowance had no impact on the effective income tax rate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 6. COMMITMENTS AND CONTINGENCIES
TEP COMMITMENTS
Firm Purchase Commitments
In 2010, TEP entered into new long-term, forward purchase power commitments in addition to those reported in our 2009 Annual Report on Form 10-K. These contracts will settle in June 2011 through September 2011 with prices per MWh that are indexed to natural gas prices. TEP’s estimated minimum payment obligation for these purchases is $4 million based on projected market prices as of March 31, 2010.
Renewable Energy Purchase Power Agreements
TEP entered into three 20 year long-term purchase power agreements with developing renewable energy generation facilities, with ACC approval. The facilities are expected to begin commercial operation during 2011 or 2012. TEP is required to purchase the full output of each facility. Expected capacities range from 1.4 MW to 25 MW. TEP is only obligated to pay for actual energy delivered. There are no minimum payment obligations under these contracts. TEP is authorized to recover a portion of the cost of renewable energy through the PPFAC with the balance of cost recovery through the REST surcharge. Additionally, TEP signed long-term renewable energy contracts for approximately 140 MW. TEP expects ACC approval authorizing cost recovery of the new renewable energy contracts later in 2010. These facilities are also expected to begin commercial operation during 2011 or 2012.
UNS ELECTRIC COMMITMENTS
In 2010, UNS Electric entered into forward power purchase agreements through December 2012. UNS Electric estimates its minimum payments for these forward purchases to be $5 million in 2011 and $2 million in 2012. Certain of these purchased power contracts are at a fixed price per MWh and others are indexed to natural gas prices. For indexed contracts, commitments are based on projected market prices as of March 31, 2010.
UNS Electric entered into one 20 year long-term purchase power agreement with a developing renewable energy generation facility, with ACC approval. The facility is expected to begin commercial operation in 2011. UNS Electric is required to purchase the full output of the facility with an expected minimum capacity of 7 MW. UNS Electric is only obligated to pay for actual energy delivered. There is no minimum payment obligation under this contract. UNS Electric is authorized to recover a portion of the cost of renewable energy through the PPFAC with the balance of cost recovery through the REST surcharge.
UNS GAS COMMITMENTS
In 2010, UNS Gas entered into forward gas purchase agreements through January 2013. UNS Gas estimates its minimum payments for these forward purchases to be $1 million in 2011 and 2012, and less than $1 million in 2013.
UNISOURCE ENERGY COMMITMENTS
In 2009, UniSource Energy purchased land to construct a new headquarters building in downtown Tucson. In April 2010, UniSource Energy signed a design-build contract stipulating payment of $14 million for Phase I of the construction project.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
TEP CONTINGENCIES
El Paso Electric Transmission
In 2006, El Paso filed a complaint with the FERC claiming that TEP must request service under El Paso’s Open Access Transmission Tariff (OATT) in order to transmit power from Luna to TEP’s system. TEP filed a counter complaint stating that TEP has existing rights under a 1982 Tucson-El Paso Transmission Agreement and, therefore, is not required to pay for transmission service under El Paso’s OATT. On November 13, 2008, the FERC issued an order supporting TEP’s position. In December 2008, pending resolution, El Paso refunded to TEP $10 million paid for transmission service from Luna during the period 2006 to 2008 and interest of $1 million. On January 14, 2009, FERC granted El Paso’s request for a rehearing of this matter. TEP is no longer accruing for transmission service under El Paso’s OATT; but due to the pending rehearing, TEP did not recognize the refund as a reduction in transmission expense.
In December 2008, TEP filed a complaint in the United States Federal District Court against El Paso seeking a $2 million reimbursement from El Paso for transmission charges paid by TEP to Public Service Company of New Mexico (PNM) for transmission service in an attempt to mitigate TEP’s damages before FERC issued its decision in November 2008. On September 10, 2009, the District Court denied El Paso’s motion to dismiss TEP’s complaint and stayed the proceeding pending a final resolution of the FERC proceedings and any appeal. TEP cannot predict the timing or outcome of this lawsuit.
Claims Related to Navajo Generating Station
In June 1999, the Navajo Nation filed suit against Salt River Project, several Peabody Coal Company entities (including Peabody Western Coal Company, the coal supplier to Navajo Generating Station), Southern California Edison Company, and other defendants in the U.S. District Court for the District of Columbia (D.C. Lawsuit). Although TEP is not a named defendant in the D.C. Lawsuit, TEP is a participant in the Navajo Generation Station. The D.C. Lawsuit alleges, among other things, that the defendants obtained a favorable coal royalty rate on the lease agreements under which Peabody mines coal by improperly influencing the outcome of a federal administrative process pursuant to which the royalty rate was to be adjusted. The suit seeks $600 million in damages, treble damages, and punitive damages of not less than $1 billion, and the ejection of defendants from all possessory interests and Navajo Tribal lands arising out of the primary coal lease. In July 2001, the District Court dismissed all claims against Salt River Project. In March 2008, the District Court lifted a stay that had been in place since October 2004 and referred pending discovery related motions to a magistrate judge. In February 2010, the District Court extended the February 2010 discovery deadline and set other procedural deadlines at various dates between March 2010 and February 2011.
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
Claims Related to San Juan Generating Station
San Juan Coal Company, the coal supplier to San Juan, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine. Certain gas producers have oil and gas leases with the federal government, the State of New Mexico and private parties in the area of the underground mine. These gas producers allege that San Juan Coal Company’s underground coal mining operations have or will interfere with their gas production and will reduce the amount of natural gas that they would otherwise be entitled to recover. San Juan Coal Company has compensated certain gas producers for any remaining gas production from a well when it was determined that mining activity was close enough to warrant shutting down the well. These settlements, however, do not resolve all potential claims by gas producers in the underground mine area. As a 20% owner of San Juan Generating Station, TEP is liable for its share of any resulting liabilities. TEP cannot estimate the impact of any future claims by these gas producers on the cost of coal at San Juan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Environmental Reclamation at Remote Generating Stations
TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure. When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the corresponding coal supply agreement. At March 31, 2010, and at December 31, 2009, TEP recorded liabilities of $10 million based on TEP’s estimated $17 million obligation at the expiration dates of the coal supply agreements in 2011 through 2017.
TEP’s PPFAC allows TEP to pass-through most fuel costs, including final reclamation costs, to customers. Therefore, TEP classifies these costs as a regulatory asset. TEP will increase the regulatory asset and the reclamation liability over the remaining life of the coal supply agreements on an accrual basis, and will recover the regulatory asset through the PPFAC as final mine reclamation costs are paid to the coal suppliers.
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
California Energy Market Issues
In March 2010, TEP and the California Attorney General, California Public Utilities Commission and various private entities (collectively California Parties) reached a settlement in principal of all remaining claims against TEP related to TEP’s transactions in the Western energy markets including the California Power Exchange and the California Independent System Operator during the California energy crisis of 2000 and 2001. In April 2010, TEP and the California Parties entered into a written settlement agreement (Settlement Agreement) which was filed with FERC on April 15, 2010. The Settlement Agreement remains subject to FERC approval. As a result of the settlement with the California Parties, TEP recognized an additional liability of $4 million in March 2010, bringing TEP’s gross liability related to these claims to $6 million at March 31, 2010. In association with the California Parties settlement, in March 2010, TEP recorded a receivable from SRP for approximately $1 million related to a long-term power sale agreement between TEP and SRP. The net $3 million is shown on TEP’s income statement as contra revenue. In addition, in March 2010 UNS Electric reached a related settlement with Arizona Public Service Company (APS) and recorded a receivable and Other Income of $3 million in March 2010. The settlements described above offset and had no impact on UniSource Energy’s consolidated results in the first quarter 2010.
Tucson to Nogales Transmission Line
TEP and UNS Electric are parties to a project development agreement for the joint construction of an approximately 60-mile transmission line from Tucson to Nogales, Arizona. UNS Electric’s participation in this project was initiated in response to an order by the ACC to improve reliability to UNS Electric’s retail customers in Nogales, Arizona.
In 2002, the ACC approved the location and construction of the proposed 345-kV line along a route identified as the Western Corridor route subject to a number of conditions, including obtaining all required permits from state and federal agencies. The U.S. Forest Service subsequently identified a preference for a route identified as the Central Corridor route in the final Environmental Impact Statement for the project. TEP is considering options for the project including potential new routes. If a decision is made to pursue an alternative route, approvals will be needed from the ACC, the Department of Energy, U.S. Forest Service, Bureau of Land Management, and the International Boundary and Water Commission. As of March 31, 2010, TEP had capitalized $11 million related to the project, including $2 million of land and land rights. If TEP does not receive the required approvals or abandons the project, TEP believes cost recovery is probable for prudent and reasonably incurred costs related to the project as a consequence of the ACC’s requirement for a second transmission line serving the Nogales, Arizona area.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Sierra Club San Juan Matter
In December 2009, TEP received a Notice of Intent to Sue (RCRA Notice) under the Resource Conservation and Recovery Act (RCRA) from the Sierra Club. The RCRA Notice was also sent to all San Juan Generating Station (SJGS) owners, to San Juan Coal Company (SJCC), which operates the San Juan mine that supplies coal to SJGS, and to SJCC parent BHP. Additionally, TEP was informed that in December 2009 SJCC and BHP received a separate Notice of Intent to Sue under the Surface Mine Control and Reclamation Act (SMCRA) from the Sierra Club. On April 8, 2010, the Sierra Club filed a citizens suit under RCRA and SMCRA in the U.S. District Court for the District of New Mexico against SJGS operator Public Service Company of New Mexico (PNM), PNM parent PNM Resources, Inc. (PNMR), SJCC and BHP. The Sierra Club alleges in the suit that certain activities at SJGS and the San Juan mine associated with the treatment, storage and disposal of coal and coal combustion by-products (CCBs) are causing imminent and substantial harm to the environment, including ground and surface water in the region, and that placement of CCBs at the mine constitute “open dumping” in violation of RCRA. The RCRA claims are asserted against PNM, PNMR, SJCC and BHP. The suit also includes claims under SMCRA which are directed only against SJCC and BHP. The suit seeks the following relief: an injunction requiring the parties to undertake certain mitigation measures with respect to the placement of CCBs at the mine or to cease placement of CCBs at the mine; the imposition of civil penalties; and, attorney’s fees and costs. None of the defendants have been formally served with the complaint. PNM, as SJGS operator, plans an aggressive defense of the RCRA claims in the suit. As a 20% owner of SJGS, TEP is liable for its share of any resulting liabilities. TEP cannot predict the outcome of this matter at this time.
GUARANTEES
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are:
•	UES’ guarantee of $100 million senior unsecured notes issued by UNS Gas and $100 million senior unsecured notes issued by UNS Electric;
•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver;
•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas; and
•	UniSource Energy’s guarantee of the $35 million UED term loan.
To the extent liabilities exist under these contracts, the liabilities are included in our consolidated balance sheets.
We believe that the likelihood UniSource Energy or UES would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.
In March 2010, TEP purchased 100% of the equity interest in Sundt Unit 4. We have indemnified the seller of Sundt Unit 4 from any sales, use, transfer or similar taxes or fees due relating to the purchase. The terms of the indemnification do not include a limit on potential future payments; however, we believe that the parties to the agreement have abided by all tax laws and we do not have any additional tax obligations. We have not made any payments under the terms of this indemnification to date.
NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE
The fair value of a financial instrument is the market price that would be received to sell an asset or transfer a liability at the measurement date. We use the following methods and assumptions for estimating the fair value of our financial instruments:
•	The carrying amounts of our current assets and liabilities, including Current Maturities of Long-Term Debt, term loans, and amounts outstanding under our credit agreements, approximate their fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the table below.
•	Investments in Lease Debt and Equity: TEP calculated the present value of remaining cash flows at the balance sheet date using current market rates for instruments with similar characteristics with respect to credit rating and time-to-maturity. We also incorporated the impact of counterparty credit risk using market credit default swap data.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
•	Fixed Rate Long-Term Debt: UniSource Energy and TEP used quoted market prices, where available, or calculated the present value of remaining cash flows at the balance sheet date using current market rates for bonds with similar characteristics with respect to credit rating and time-to-maturity. We also incorporate the impact of our own credit risk using a credit default swap rate when determining the fair value of fixed rate long-term debt.
•	Variable Rate Long-Term Debt: TEP considers the principal amounts of variable rate debt outstanding to be reasonable estimates of their fair value. The fair value of variable rate long-term debt has also been adjusted for credit risk using a credit default swap rate.
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The amounts recorded in the balance sheet (carrying value) and the estimated fair values of our financial instruments included the following:

	March 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	-Millions of Dollars-
Assets:
TEP Investment in Lease Debt and Equity	$110	$119	$132	$140
Millennium Note Receivable	15	15	15	15
Liabilities:
Fixed Rate Long-Term Debt
TEP	575	432	445	336
UniSource Energy	925	802	795	693
Variable Rate Long-Term Debt
UniSource Energy and TEP	329	329	459	452
NOTE 8. EMPLOYEE BENEFIT PLANS
PENSION BENEFIT PLANS
The three utilities maintain noncontributory, defined benefit pension plans for substantially all regular employees and certain affiliate employees. Benefits are based on years of service and the employee’s average compensation. The three utilities fund the plans by contributing at least the minimum amount required under Internal Revenue Service regulations.
We recognize the underfunded status of our defined benefit pension plans as a liability on our consolidated balance sheets. The underfunded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation for pension plans. We recognize a regulatory asset to the extent these future costs are probable of recovery in rates.
Additionally, we provide supplemental retirement benefits to certain employees whose benefits are limited by Internal Revenue Service benefit or compensation limitations. Changes in supplemental retirement benefit obligations are recognized as a component of accumulated other comprehensive income (AOCI).
OTHER POSTRETIREMENT BENEFIT PLANS
TEP provides limited health care and life insurance benefits for retirees. All regular employees may become eligible for these benefits if they reach retirement age while working for TEP or an affiliate. UNS Gas and UNS Electric provide postretirement medical benefits for current retirees. UNS Gas and UNS Electric active employees do not participate in the postretirement medical plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
COMPONENTS OF NET PERIODIC BENEFIT COST
The components of UniSource Energy’s net periodic benefit cost are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	-Millions of Dollars-
Components of Net Periodic Benefit Cost
Service Cost	$2	$2	$—	$—
Interest Cost	4	4	1	1
Expected Return on Plan Assets	(3)	(3)	—	—
Amortization of Net Loss	1	2	—	—

Net Periodic Benefit Cost	$4	$5	$1	$1

The table above includes pension benefit costs of $0.5 million and other postretirement benefit costs of less than $0.1 million for UNS Gas and UNS Electric.
NOTE 9. SHARE-BASED COMPENSATION PLANS
PERFORMANCE SHARES
In February 2010, the Compensation Committee of the UniSource Energy Board of Directors granted 93,720 performance share awards (targeted shares) to Officers. 50% of the performance share awards had a grant date fair value, based on a Monte Carlo simulation, of $31.26 and will be paid out in shares of UniSource Energy Common Stock based on targeted, cumulative UniSource Energy Total Shareholder Return during the performance period of January 1, 2010 through December 31, 2012, compared to the Total Shareholder Return over the same period of an industry or peer group. The remaining 50% had a grant date fair value of $30.52 and will be paid out in shares of UniSource Energy Common Stock based on cumulative net income for the 3-year period ended December 31, 2012. The performance shares vest based on goal attainment upon completion of the performance period; any unearned awards are forfeited. Performance shares are eligible for dividend equivalents during the performance period.
SHARE-BASED COMPENSATION EXPENSE
UniSource Energy and TEP recorded share-based compensation expense net of amounts capitalized of less than $1 million for each of the three months ended March 31, 2010 and 2009.
At March 31, 2010, the total unrecognized compensation cost related to non-vested share-based compensation was $4 million, which will be recorded as compensation expense over the remaining vesting periods through December 2012. The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at March 31, 2010, was 2 million.
NOTE 10. FAIR VALUE MEASUREMENTS
The following tables set forth, by level within the fair value hierarchy, UniSource Energy and TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010, and December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no transfers between Levels 1, 2 or 3 for either reporting period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	UniSource Energy
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	March 31, 2010
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$52	$—	$—	$52
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	14	—	14
Equity Investments (3)	—	—	6	6
Collateral Posted (4)	—	6	—	6
Energy Contracts (5)	—	—	16	16

Total Assets	52	20	22	94

Liabilities
Energy Contracts (5)	—	(26)	(32)	(58)
Interest Rate Swaps (6)	—	(7)	—	(7)

Total Liabilities	—	(33)	(32)	(65)

Net Total Assets and (Liabilities)	$52	$(13)	$(10)	$29

	UniSource Energy
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2009
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$51	$—	$—	$51
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	14	—	14
Equity Investments (3)	—	—	6	6
Collateral Posted (4)	—	2	—	2
Energy Contracts (5)	—	1	6	7

Total Assets	51	17	12	80

Liabilities
Energy Contracts (5)	—	(16)	(19)	(35)
Interest Rate Swaps (6)	—	(6)	—	(6)

Total Liabilities	—	(22)	(19)	(41)

Net Total Assets and (Liabilities)	$51	$(5)	$(7)	$39

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	TEP
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	March 31, 2010
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$18	$—	$—	$18
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	14	—	14
Collateral Posted (4)	—	2	—	2
Energy Contracts (5)	—	—	6	6

Total Assets	18	16	6	40

Liabilities
Energy Contracts (5)	—	(12)	(8)	(20)
Interest Rate Swaps (6)	—	(7)	—	(7)

Total Liabilities	—	(19)	(8)	(27)

Net Total Assets and (Liabilities)	$18	$(3)	$(2)	$13

	TEP
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2009
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$8	$—	$—	$8
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	14	—	14
Energy Contracts (5)	—	1	5	6

Total Assets	8	15	5	28

Liabilities
Energy Contracts (5)	—	(5)	(9)	(14)
Interest Rate Swaps (6)	—	(6)	—	(6)

Total Liabilities	—	(11)	(9)	(20)

Net Total Assets and (Liabilities)	$8	$4	$(4)	$8

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of commercial paper, money market funds and certificates of deposit.

(2)	Level 2 Investments comprise amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan (SERP) benefits. The valuation is based on quoted prices, traded in active markets. These investments are included in Investments and Other Property — Other in the UniSource Energy and TEP balance sheets.

(3)	Equity Investments are, in the absence of readily ascertainable market values, based on the lower of the investment partners’ valuations or management’s valuation and comprise Millennium’s equity investments in unregulated businesses. These investments are included in Investments and Other Property — Other in the UniSource Energy balance sheet.

(4)	Collateral provided for energy contracts with counterparties to reduce credit risk exposure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

(5)	Energy contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The valuation techniques are described below. See Note 17 for additional information.

(6)	Interest Rate Swaps are valued based on the six-month LIBOR index or the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap index (Level 2).
Energy Contracts
The three utilities primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Where observable inputs are available for substantially the full term of the asset or liability, such as gas swap derivatives valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basin differences, the instrument is categorized in Level 2.
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
The following tables set forth a reconciliation of changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended
	March 31, 2010
	-Millions of Dollars-
	UniSource Energy			TEP
	Mark-to-			Mark-to-
	Market			Market
	Contracts	Investments	Total	Contracts
Balance, as of December 31, 2009	$(13)	$6	$(7)	$(4)
Gains and (Losses) (Realized/Unrealized) Recorded to:
Net Regulatory Assets-Derivative Instruments	(2)	—	(2)	3
Other Comprehensive Income	(1)	—	(1)	(1)

Balance, as of March 31, 2010	$(16)	$6	$(10)	$(2)

Gains and losses on mark-to-market contracts include the reclassification of realized gains and losses on the settlement of derivative contracts. All of the Level 3 unrealized gains and losses are attributable to the change in fair value of Level 3 assets and liabilities held at the reporting date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 11. UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
We compute basic EPS by dividing Net Income by the weighted-average number of common shares outstanding during the period. Except when the effect would be anti-dilutive, the diluted EPS calculation includes the impact of shares that could be issued upon exercise of outstanding stock options, contingently issuable shares under equity-based awards or common shares that would result from the conversion of convertible notes. The numerator in calculating diluted earnings per share is Net Income adjusted for the interest on convertible notes (net of tax) that would not be paid if the notes were converted to common shares.
The following table shows the effects of potential dilutive Common Stock on the weighted-average number of shares:

	Three Months Ended
	March 31,
	2010	2009
	-Thousands of Dollars-
Numerator:
Net Income	$19,972	$4,919
Income from Assumed Conversion of Convertible Senior Notes	1,097	—

Adjusted Numerator	$21,069	$4,919

	-Thousands of Shares-
Denominator:
Weighted-Average Shares of Common Stock Outstanding:
Common Shares Issued	35,850	35,557
Fully Vested Deferred Stock Units	107	108
Participating Securities	95	—

Total Weighted-Average Shares of Common Stock Outstanding and Participating Securities — Basic	36,052	35,665
Effect of Dilutive Securities:
Convertible Senior Notes	4,140	—
Options and Stock Issuable Under Employee Benefit Plans and the Director’s Plans	481	540

Total Shares — Diluted	40,673	36,205

Stock options to purchase 234,000 and 395,000 shares of Common Stock were outstanding during the three months ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because the stock options’ exercise prices were greater than the average market price of the Common Stock. Additionally, for the three months ended March 31, 2009, 4 million potentially dilutive shares from the conversion of convertible senior notes, and after-tax interest expense of $1 million were not included in the computation of diluted EPS because to do so would be anti-dilutive.
NOTE 12. STOCKHOLDERS’ EQUITY
In February 2010, UniSource Energy declared a first quarter dividend to shareholders of $0.39 per share of UniSource Energy Common Stock. The dividend, totaling approximately $14 million, was paid in March 2010. In February 2009, UniSource Energy declared a first quarter dividend to shareholders of $0.29 per share of UniSource Energy Common Stock. The dividend, totaling approximately $10 million, was paid in March 2009.
In March 2010, UniSource Energy contributed $15 million of capital to TEP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Dividends
Millennium paid dividends which represented return of capital distributions to UniSource Energy of $2 million in March 2010, and $4 million in January 2010. UED paid dividends to UniSource Energy of $9 million in February 2010, $4 million of which represented a return of capital distribution. UNS Gas paid dividends of $10 million to UniSource Energy in April 2010.
NOTE 13. SALE OF MILLENNIUM’S INVESTMENT IN NATIONS ENERGY CORPORATION
In March 2010, Millennium sold its wholly-owned subsidiary Nations Energy Corporation. Millennium received cash of less than $1 million, and recorded less than $1 million of pre-tax gain included in Other Income on UniSource Energy’s income statement.
NOTE 14. TRANSMISSION ASSETS DEPRECIATION
During the fourth quarter of 2009, TEP performed an analysis of the service life and net salvage parameters of its transmission assets. As a result, new depreciation rates were implemented effective January 1, 2010. The new rates effectively extend the expected remaining service lives of TEP’s transmission assets, resulting in a reduction of related depreciation expense of $3 million for the first quarter of 2010 compared to the first quarter of 2009. We expect the annual reduction of depreciation expense to be approximately $14 million in 2010.
NOTE 15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The following recently issued accounting standards are not yet reflected in UniSource Energy and TEP financial statements:
•	The FASB issued authoritative guidance for multiple deliverable revenue arrangements that provides another alternative for determining the selling price of deliverables and eliminates the residual method of allocating consideration. In addition, this pronouncement requires expanded qualitative and quantitative disclosures and is effective for revenue arrangements entered into after January 1, 2011. We are evaluating the impact of this pronouncement.
•	The FASB issued amendments that require some new disclosures and clarify some existing disclosure requirements about fair value measurements. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, are effective for interim and annual reporting periods beginning January 1, 2011. We are evaluating the impact of these new disclosures on our financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION
A reconciliation of Net Income to Net Cash Flows — Operating Activities follows:

	UniSource Energy
	Three Months Ended
	March 31,
	2010	2009
	-Thousands of Dollars-

Net Income	$19,972	$4,919
Adjustments to Reconcile Net Income To Net Cash Flows from Operating Activities
Depreciation Expense	31,099	33,602
Amortization Expense	6,572	7,073
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	1,261	816
Amortization of Deferred Debt-Related Costs Included in Interest Expense	922	950
Provision for Bad Debts	814	820
Deferred Income Taxes	8,804	5,686
Pension and Postretirement Expense	4,876	6,045
Pension and Postretirement Funding	(1,739)	(909)
Share-Based Compensation Expense	784	820
Excess Tax Benefit from Stock Options Exercised	(151)	(4)
CTC Revenue Refunded	(2,993)	—
Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	(12,631)	6,702
Changes in Assets and Liabilities which Provided (Used) Cash Exclusive of Changes Shown Separately
Accounts Receivable	23,478	40,962
Collateral Posted	(3,800)	(5,630)
Materials and Fuel Inventory	(542)	(1,470)
Accounts Payable	(4,874)	(21,412)
Interest Accrued	(16,700)	(17,275)
Income Taxes Payable	3,277	12,550
Accrued Taxes Other Than Income Taxes	10,263	9,811
Regulatory Liabilities — Other	1,418	6,384
Accrued Employee Expenses	(6,984)	(3,018)
Other	(1,376)	3,799

Net Cash Flows — Operating Activities	$61,750	$91,221

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	TEP
	Three Months Ended
	March 31,
	2010	2009
	-Thousands of Dollars-

Net Income (Loss)	$10,349	$(553)
Adjustments to Reconcile Net Income (Loss) To Net Cash Flows from Operating Activities
Depreciation Expense	24,077	26,757
Amortization Expense	7,786	8,293
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	896	441
Amortization of Deferred Debt-Related Costs Included in Interest Expense	508	692
Provision for Bad Debts	501	408
California Power Exchange Provision for Wholesale Revenue Refunds	2,970	—
Deferred Income Taxes	5,762	(2,223)
Pension and Postretirement Expense	4,327	5,469
Pension and Postretirement Funding	(1,463)	(866)
Share-Based Compensation Expense	607	627
CTC Revenue Refunded	(2,993)	—
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(3,118)	(368)
Changes in Assets and Liabilities which Provided (Used) Cash Exclusive of Changes Shown Separately
Accounts Receivable	16,137	30,443
Materials and Fuel Inventory	(1,767)	(922)
Accounts Payable	(1,267)	(12,920)
Interest Accrued	(11,750)	(12,066)
Income Taxes Payable	1,844	587
Accrued Taxes Other Than Income Taxes	8,165	8,499
Regulatory Liabilities — Other	1,005	5,736
Accrued Employee Expenses	(5,717)	(1,637)
Other	(1,114)	10,995

Net Cash Flows — Operating Activities	$55,745	$67,392

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 17. ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND HEDGING ACTIVITIES
RISKS AND OVERVIEW
The three utilities are exposed to energy price risk associated with their gas and purchased power requirements, volumetric risk associated with their seasonal load and operational risk associated with their power plants, transmission and transportation systems. The energy price risk is mitigated through the PPFAC and PGA mechanisms which provide an adjustment to the three utilities’ retail rates to recover the actual costs of purchased power, gas, transmission and transportation. The three utilities further reduce their energy price risk through a variety of derivative and non-derivative instruments. The objectives for entering into such contracts include: creating price stability for the three utilities; ensuring the three utilities can meet their load and reserve requirements; and reducing the three utilities’ exposure to price volatility that may result from delayed recovery under the PPFAC or PGA. While current procurement methodologies allow the three utilities to recover electric and gas procurement costs from customers, future regulatory structures could change, potentially impacting the recoverability of electric and gas procurement costs. See Note 2 for further information regarding regulatory matters.
We consider the effect of counterparty credit risk in determining the fair value of derivative instruments that are in a net asset position, after incorporating collateral posted by counterparties, and allocating the credit risk adjustment to individual contracts. We also consider the impact of our own credit risk, after considering collateral posted, on instruments that are in a net liability position and allocating the credit risk adjustment to all individual contracts.
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
TEP non-trading hedges, such as forward power purchase contracts indexed to gas, short-term forward power sales contracts, or call and put options (gas collars), that were not designated as cash flow hedges or did not qualify for the normal scope exception, are considered mark-to-market transactions. TEP hedges a portion of its monthly natural gas exposure for plant fuel, gas-indexed purchased power and spot market purchases with fixed price contracts for a maximum of three years. Unrealized gains and losses are recorded as either a regulatory asset or regulatory liability only to the extent they qualify for recovery under the PPFAC mechanism.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
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
UNS Electric enters into derivatives, such as fixed price forward power purchases, natural gas-indexed forward power purchase contracts and financial gas swaps, to hedge a portion of its purchased power exposure. In April 2009, UNS Electric also began using call and put options, creating price stability and reducing exposure to price volatility that may result in delayed recovery under the PPFAC. These contracts are considered mark-to-market transactions. As UNS Electric’s PPFAC mechanism permits recovery of the prudent costs of hedging transactions, unrealized gains and losses resulting from changes in the market prices of such contracts are recorded as either regulatory assets or regulatory liabilities.
•	UNS Gas
UNS Gas enters into derivatives, such as forward gas purchases and financial gas swaps to ensure supply, create price stability and reduce exposure to natural gas price volatility that may result in delayed recovery under the PGA. Unrealized gains and losses are recorded as either a regulatory asset or regulatory liability, as the UNS Gas PGA mechanism permits the recovery of the prudent cost of hedging contracts.
NORMAL PURCHASE AND NORMAL SALE
TEP and UNS Electric enter into forward energy purchase and sales contracts, including call options, to support the current load forecast. When these contracts are entered into with counterparties that have generating capacity or load serving requirements, these contracts are not required to be marked to market and are accounted for on an accrual basis. UNS Gas enters into forward gas purchases, based on forecasted needs, with counterparties that can supply its physical requirements. These contracts meet the normal purchase scope exception and are not required to be marked to market. On an ongoing basis, we evaluate our counterparties for non-performance risk to ensure such risk does not impact our ability to obtain the normal scope exception.
FINANCIAL IMPACT OF DERIVATIVES
Cash Flow Hedges
At March 31, 2010 and December 31, 2009, UniSource Energy and TEP had liabilities related to their cash flow hedges of $9 million and $7 million, respectively. UniSource Energy and TEP had net unrealized losses on derivative activities reported in AOCI of $2 million for the three months ended March 31, 2010 and less than $1 million in net unrealized gains for the three months ended March 31, 2009.
Regulatory Treatment of Commodity Derivatives
UniSource Energy and TEP report unrealized gains and losses on energy contracts that are recoverable through the PPFAC or PGA on the balance sheet as a regulatory asset or a regulatory liability rather than as a component of AOCI or in the income statement. For the three months ended March 31, 2010, UniSource Energy and TEP recorded net increases to regulatory assets of $13 million and $3 million, respectively and $26 million and $14 million, respectively for the three months ended March 31, 2009. At March 31, 2010, UniSource Energy and TEP had liabilities of $56 million and $13 million, respectively, and assets of $15 million and $2 million, respectively, related to their energy derivatives that will be recovered through the PPFAC or PGA. At December 31, 2009, UniSource Energy and TEP had liabilities of $34 million and $9 million, respectively, and assets of $7 million and $2 million, respectively, related to their energy derivatives that will be recovered through the PPFAC or PGA.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Realized gains and losses on settled gas swaps are fully recovered through the PPFAC or PGA. For the three months ended March 31, 2010 and 2009, UniSource Energy realized losses of $4 million and $8 million, respectively. TEP realized losses of less than $1 million in each of the same reporting periods.
At March 31, 2010, TEP had contracts that will settle through the third quarter of 2015; UNS Electric had contracts that will settle through the fourth quarter of 2013; and UNS Gas had contracts that will settle through the first quarter of 2013.
Other Commodity Derivatives
UniSource Energy and TEP record realized and unrealized gains and losses on other energy contracts on a net basis in Wholesale Sales. For each three month period ended March 31, 2010 and 2009, net realized and unrealized gains and losses were less than $0.5 million. At March 31, 2010 and December 31, 2009, TEP had assets of $3 million and $4 million, respectively, and liabilities of $3 million and $4 million, respectively, related to other energy contracts. TEP’s other energy contracts are with an affiliated counterparty; therefore, related assets and liabilities are eliminated in the UniSource Energy financial statements.
The settlement of forward power purchase and sales contracts that did not result in physical delivery were as follows:

	UniSource Energy and TEP
	Three Months
	Ended March 31,
	2010	2009
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$1	$4
Forward Power Purchases	(1)	(3)

Total Sales and Purchases Not Resulting in Physical Delivery	$—	$1

DERIVATIVE VOLUMES
At March 31, 2010, UniSource Energy and TEP had gas swaps totaling 14,322 GBtu and 6,738 GBtu, respectively, and power contracts totaling 5,139 GWh and 1,365 GWh, respectively, which were accounted for as derivatives. At December 31, 2009, UniSource Energy and TEP had gas swaps totaling 13,321 GBtu and 5,658 GBtu, respectively, and power contracts totaling 3,859 GWh and 1,247 GWh, respectively, which were accounted for as derivatives.
CREDIT RISK ADJUSTMENT
When the fair value of our derivative contracts is reflected as an asset, the counterparty owes us and this creates credit risk. We minimize our credit risk by: (1) entering into transactions with high-quality counterparties, (2) limiting our exposure to each counterparty, (3) monitoring the financial condition of the counterparties and (4) requiring collateral in accordance with the counterparty master agreements. Using a combination of market credit default swap data and historical recovery rates for bonds, we consider the impact of counterparty creditworthiness in determining the fair value of our derivatives as well as its possible effect on continued qualification for cash flow hedge accounting. At March 31, 2010, and at December 31, 2009, the impact of counterparty credit risk on the fair value of derivative asset contracts was less than $0.5 million.
We also consider the impact of our own credit risk on instruments that are in a net liability position, after deducting collateral posted, using market credit default swap data and allocating the credit risk adjustment to all individual contracts in a net liability position. At March 31, 2010, and at December 31, 2009, the impact of our own credit risk was less than $0.5 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded) — Unaudited
CONCENTRATION OF CREDIT RISK
The use of contractual arrangements to manage the risks associated with changes in energy commodity prices creates credit risk exposure resulting from the possibility of nonperformance by counterparties pursuant to the terms of their contractual obligations. The three utilities enter into contracts for the physical delivery of energy and gas which contain remedies in the event of non-performance by the supply counterparties. In addition, volatile energy prices can create significant credit exposure from energy market receivables and mark-to-market valuations.
The three utilities have contractual agreements for their energy procurement and hedging activities that contain certain provisions that require each company to post collateral under certain circumstances. These circumstances include: exposures in excess of unsecured credit limits provided to TEP, UNS Gas or UNS Electric; credit rating downgrades; or a failure to meet certain financial ratios. In the event that such credit events were to occur, the three utilities would have to provide certain credit enhancements in the form of cash or letters of credit to fully collateralize their exposure to these counterparties.
The following table shows the sum of the fair value of all derivative instruments under contracts with credit-risk related contingent features that are in a net liability position at March 31, 2010. It also shows cash collateral and letters of credit posted, and additional collateral to be posted if credit-risk related contingent features were triggered.

				UniSource
	TEP	UNS Gas	UNS Electric	Energy
	March 31, 2010
	-Millions of Dollars-
Net Liability Position	$33	$23	$26	$82
Cash Collateral Posted	2	3	1	6
Letters of Credit	1	—	16	17
Additional Collateral to Post if Contingent Features Triggered	31	20	14	65
As of March 31, 2010, TEP had $15 million of credit exposure to other counterparties’ creditworthiness related to its wholesale marketing and gas hedging activities, of which four counterparties individually composed greater than 10% of the total credit exposure. At March 31, 2010, UNS Gas and UNS Electric had immaterial exposure to other counterparties.
NOTE 18. REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The UniSource Energy and TEP condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports (dated May 3, 2010) are included on pages 1 and 2. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their reports on the unaudited financial information because neither of those reports is a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:
•	outlook and strategies;

•	operating results during the first quarter ended March 31, 2010 compared with the same period in 2009;

•	factors which affect our results and outlook;

•	liquidity, capital needs, capital resources, and contractual obligations;

•	dividends; and

•	critical accounting estimates.
Management’s Discussion and Analysis should be read in conjunction with UniSource Energy and TEP’s 2009 Annual Report on Form 10-K and with the Comparative Condensed Consolidated Financial Statements, beginning on page 3, which present the results of operations for the three months ended March 31, 2010 and 2009. Management’s Discussion and Analysis explains the differences between periods for specific line items of the Comparative Condensed Consolidated Financial Statements.
References in this report to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.
UNISOURCE ENERGY CONSOLIDATED
OVERVIEW OF CONSOLIDATED BUSINESS
UniSource Energy is a holding company that has no significant operations of its own. Operations are conducted by UniSource Energy’s subsidiaries, each of which is a separate legal entity with its own assets and liabilities. UniSource Energy owns all of the outstanding common stock of Tucson Electric Power Company (TEP), UniSource Energy Services, Inc. (UES), UniSource Energy Development Company (UED) and Millennium Energy Holdings, Inc. (Millennium). We conduct our business in three primary business segments — TEP, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric).
TEP, an electric utility, provides electric service to the community of Tucson, Arizona. UES, through its two operating subsidiaries, UNS Gas and UNS Electric, provides gas and electric service to 30 communities in Northern and Southern Arizona.
UED developed and owns the Black Mountain Generating Station (BMGS), a natural gas-fired combustion turbine in Northern Arizona that, through a power sales agreement, provides energy to UNS Electric.
Millennium has existing investments in unregulated businesses that represent 1% of UniSource Energy’s total assets as of March 31, 2010; no new investments are planned in Millennium.
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
OUTLOOK AND STRATEGIES
Our financial prospects and outlook for the next few years will be affected by many factors including: TEP’s 2008 Rate Order that freezes base rates through 2012, the recent national and regional economic downturn, the financial market disruptions and volatility, potential regulations impacting greenhouse gas emissions and other regulatory factors. Our plans and strategies include the following:
•	Develop strategic responses to potential new legislation on carbon emissions, including the evaluation of TEP’s existing mix of generation resources, and define steps to achieve environmental objectives that provide an appropriate return on investment and are consistent with earnings growth;

•	Obtain ACC approval of a rate increase for UNS Electric to provide adequate revenues to cover the rising cost of providing reliable and safe service to their customers;

•	Expand TEP and UNS Electric’s transmission system to meet increasing loads and provide access to renewable energy resources;

•	Expand TEP and UNS Electric’s portfolio of renewable energy sources and programs to meet Arizona’s renewable energy standards;

•	Create future ownership opportunities for renewable energy projects; and

•	Ensure UniSource Energy continues to have adequate liquidity by maintaining sufficient lines of credit and regularly reviewing and adjusting UniSource Energy’s short-term investment strategies in response to market conditions.
RESULTS OF OPERATIONS
Executive Overview
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
First Quarter of 2010 Compared with the First Quarter of 2009
UniSource Energy reported net income of $20 million in the first quarter of 2010 compared with $5 million in the first quarter of 2009. The increase in UniSource Energy’s net income in the first three months of 2010 is due primarily to: a $4 million increase in pre-tax operating benefits received by TEP primarily related to Springerville Unit 4; a $4 million increase in TEP’s wholesale transmission revenues as TEP provided temporary transmission capacity to the owner of Springerville Unit 4; a $3 million decrease in depreciation resulting from lower depreciation rates on TEP’s transmission assets compared with 2009; a $9 million decrease in TEP’s base O&M expense due to fewer planned maintenance outages compared to the first quarter of 2009; and a $1 million increase in net income at Millennium related to the sale of an investment.
O&M
The table below summarizes the items included in UniSource Energy’s O&M expense.

Three Months Ended March 31,	2010	2009
	-Millions of Dollars-
TEP Base O&M	$54	$63
UNS Gas Base O&M	6	6
UNS Electric Base O&M	5	5
Consolidating Adjustments and Other (1)	(2)	(1)

UniSource Energy Base O&M	63	73
Reimbursed Expenses Related to Springerville Units 3 and 4	13	9
Expenses related to customer-funded renewable energy programs(2)	7	3

Total UniSource Energy O&M	$83	$85

(1)	Includes Millennium, UED and parent company O&M, and inter-company eliminations

(2)	Represents expenses related to customer-funded renewable energy programs; the offsetting funds collected from customers are recorded in other revenue.

CONTRIBUTION BY BUSINESS SEGMENT
The table below shows the contributions to our consolidated after-tax earnings by our three business segments, as well as Other Net Income (Loss).

	Three Months Ended
	March 31,
	2010	2009
	-Millions of Dollars-
TEP	$10	$(1)
UNS Gas	6	5
UNS Electric	3	1
Other (1)	1	—

Consolidated Net Income	$20	$5

(1)	Includes: UniSource Energy parent company expenses; UniSource Energy parent company interest expense (net of tax) on the UniSource Convertible Senior Notes and on the UniSource Credit Agreement; income and losses from Millennium investments and UED.
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

			Borrowings	Amount Available
Balances as of	Cash and Cash		under Revolving	under Revolving
April 30, 2010	Equivalents		Credit Facility(1)	Credit Facility
	-Millions of Dollars-
UniSource Energy stand-alone	$4		$34	$36
TEP	14		66	84
UNS Gas	21		—	45	(2)
UNS Electric	10		16	29	(2)
Other	3	(3)	N/A	N/A

Total	$52

(1)	Includes LOCs issued under Revolving Credit Facilities.

(2)	Either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, but the total combined amount borrowed cannot exceed $60 million.

(3)	Includes cash and cash equivalents at UED and Millennium.
Short-term Investments
UniSource Energy has a short-term investment policy which governs the investment of excess cash balances by UniSource Energy and its subsidiaries. We review this policy periodically in response to market conditions to adjust, if necessary, the maturities and concentrations by investment type and issuer in the investment portfolio. As of March 31, 2010, UniSource Energy’s short-term investments consisted of highly-rated and liquid money market funds, certificates of deposit and commercial paper. These short-term investments are classified as Cash and Cash Equivalents on the Balance Sheet.

Access to Revolving Credit Facilities
UniSource Energy, TEP, UNS Gas and UNS Electric are each party to a revolving credit agreement with a group of lenders, which is available to be used for working capital purposes. Each of these agreements is a committed facility and expires in August 2011. The TEP Credit Agreement and UNS Gas/UNS Electric Revolver may be used for revolving borrowings, as well as to issue letters of credit. TEP, UNS Gas and UNS Electric each issue letters of credit from time to time to provide credit enhancement to counterparties for their power or gas procurement and hedging activities. The UniSource Credit Agreement may be used only for revolver borrowings.
UniSource Energy and its subsidiaries believe that they have sufficient liquidity under their revolving credit facilities to meet their short-term working capital needs and to provide credit enhancement as may be required under their respective energy procurement and hedging agreements. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, Credit Risk, below.
Liquidity Outlook
Neither UniSource Energy nor any of its subsidiaries have any long-term debt maturities until 2011 when $50 million of unsecured notes mature at UNS Gas and a $30 million secured term loan matures at TEP. The UniSource Energy and TEP Credit Agreements and the UNS Gas/UNS Electric Revolver also expire in 2011. UniSource Energy is required to make principal payments on an amortizing term loan, totaling $6 million per year. See UniSource Energy Credit Agreement, below.
Executive Overview — UniSource Energy Consolidated Cash Flows

Three Months Ended March 31,	2010	2009
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$62	$91
Investing Activities	(90)	(104)
Financing Activities	21	(2)
Operating Activities
In the first three months of 2010, net cash flows from operating activities were $29 million lower than the same period last year due primarily to: a $22 million decrease in cash flows from electric and gas retail sales, net of fuel and purchased power costs, resulting in part from customer refunds of over-collected fuel and purchased power costs; a $7 million increase in proceeds from the operating of Springerville Units 3 and 4; a $4 million decrease in operations and maintenance costs; and $15 million of income tax refunds received in 2009.
Investing Activities
Net cash flows used for investing activities decreased by $14 million in the first three months of 2010. Investing activities in 2010 included: $21 million of lease debt principal received; a $22 million decline in capital expenditures; and the purchase of Sundt Unit 4 for $52 million. Investing activities in 2009 included: a $31 million investment in Springerville lease debt; the sale of an interest in a Millennium investment that resulted in $5 million of proceeds; and insurance proceeds of $4 million.
Capital Expenditures

	Actual Year-to-Date	Estimate
	March 31, 2010	Full Year 2010
	-Millions of Dollars-
TEP	$104	$258
UNS Gas	2	14
UNS Electric	5	26
UniSource Energy Stand-Alone	1	16

UniSource Energy Consolidated	$112	$314

Financing Activities
Net cash flows from financing activities were $23 million higher in the first three months of 2010 compared with the same period last year due primarily to: a $39 million increase in net borrowings under revolving credit facilities; $40 million of proceeds from the issuance of long-term debt; partially offset by a $25 million increase in payments on TEP’s capital lease obligations; a $30 million decrease in proceeds from short-term debt; and a $4 million increase in dividends paid to UniSource Energy shareholders. See TEP, Liquidity and Capital Resources, Financing Activities, TEP Term Loan, and Other Non-Reportable Business Segments, Results of Operations, UED below for more information.
UniSource Energy Credit Agreement
The UniSource Credit Agreement, which expires in August 2011, consists of a $30 million amortizing term loan facility and a $70 million revolving credit facility. Principal payments of $1.5 million on the outstanding term loan are due quarterly, with the balance due at maturity. At March 31, 2010, there was $8 million outstanding under the term loan facility and $45 million outstanding under the UniSource Energy revolving credit facility at a weighted average interest rate of 1.49%. We have the option of paying interest on the term loan and on borrowings under the revolving credit facility at adjusted LIBOR plus 1.25% or the sum of the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate and 0.25%.
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
As of March 31, 2010, we were in compliance with the terms of the UniSource Credit Agreement.
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
Convertible Senior Notes
UniSource Energy has outstanding $150 million of 4.50% Convertible Senior Notes due 2035. Each $1,000 of Convertible Senior Notes is convertible into 27.60 shares of our Common Stock at any time, representing a conversion price of approximately $36.23 per share of our Common Stock, subject to adjustments. The closing price of UniSource Energy’s Common Stock was $33.32 on April 30, 2010.
Guarantees
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees at March 31, 2010 were:
•	UES’ guarantee of $100 million senior unsecured notes issued by UNS Gas and $100 million senior unsecured notes issued by UNS Electric;

•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver;

•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas; and

•	UniSource Energy’s guarantee of the $35 million UED term loan.
To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.
We believe that the likelihood that UniSource Energy or UES would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.
In March 2010, TEP purchased 100% of the equity interest in Sundt Unit 4. We have indemnified the seller of Sundt Unit 4 from any sales, use, transfer or similar taxes or fees due relating to the purchase. The terms of the indemnification do not include a limit on potential future payments; however, we believe that the parties to the agreement have abided by all tax laws and we do not have any additional tax obligations. We have not made any payments under the terms of this indemnification to date.
Contractual Obligations
There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2009 Annual Report on Form 10-K, other than the following entered into in 2010:

						2015
Payment Due in Years						and
Ending December 31,	2010	2011	2012	2013	2014	after	Total
	-Millions of Dollars-
Long-Term Debt(1)	$—	$30	$35	$—	$—	$—	$65
Purchase Obligations:
Fuel	—	1	1	—	—	—	2
Purchased Power	—	9	2	—	—	—	11
Building Commitments	14	—	—	—	—	—	14

Total Additional Contractual Cash Obligations	$14	$40	$38	$—	$—	$—	$92

(1)	In February 2010, UED amended the UED Credit Agreement to extend the termination date by two years to March 2012 and to increase borrowings by $9 million bringing the outstanding balance to $35 million. In March 2010, TEP entered into an 18-month, $30 million term loan facility.
Dividends on Common Stock
The following table shows the dividends declared to UniSource Energy shareholders for 2010:

			Dividend Amount Per Share
Declaration Date	Record Date	Payment Date	of Common Stock
February 12, 2010	February 23, 2010	March 8, 2010	$0.39
Income Tax Position
At March 31, 2010, UniSource Energy had federal AMT credit carryforwards of $41 million, including $25 million for TEP, which do not expire. UniSource Energy has a capital loss carryforward of $12 million which expires in December 31, 2015. A $2 million valuation allowance has been recorded against the deferred tax asset generated by the capital loss carryforward. See Financial Statements Note 5. Income Taxes, for more information.

TUCSON ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS
Executive Summary
The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP’s utility operations, unless otherwise noted.
TEP recorded net income of $10 million in the first quarter of 2010 compared with a net loss of $1 million in the same period in 2009. The improvement is due primarily to: fewer scheduled generating plant maintenance outages resulting in lower O&M; an increase in wholesale transmission revenues; lower depreciation rates on TEP’s transmission assets; and benefits related to Springerville Unit 4, which began commercial operations in December 2009.
First Quarter of 2010 Compared with First Quarter of 2009
The following factors contributed to the increase in TEP’s net income:
•	A $1 million increase in total retail margin revenues due to an increase in residential and mining kWh sales compared with the first quarter of 2009, which was partially offset by lower commercial and industrial sales resulting from weak economic conditions;

•	a $4 million increase in wholesale transmission revenues as TEP temporarily provided transmission capacity for Springerville Unit 4 during the first quarter of 2010;

•	a $9 million decrease in base O&M expense, which excludes costs directly offset by customer surcharges for renewable energy and demand side management programs and third party reimbursements, resulting primarily from fewer planned maintenance outages compared with the first three months of 2009. See Other Operating Expenses, O&M, below;

•	a $3 million decrease in depreciation expense due to lower depreciation rates on TEP’s transmission assets and lower depreciation related to Sundt Unit 4 compared with 2009. TEP completed an updated depreciation study in the fourth quarter of 2009 and adopted new depreciation rates for transmission assets in January 2010. This was partially offset by higher depreciation related to additions to plant in service;

•	a $1 million decrease in capital lease amortization expense due to the purchase in March 2010 of the previously leased Sundt Unit 4, a lengthened amortization period for leasehold improvements at Sundt Unit 4, and lower balances on capital lease obligations; and

•	a $4 million increase in the pre-tax benefit recognized by TEP related to Springerville Units 3 and 4 for operating fees and contributions toward common facility costs. The increase is primarily due to the start of commercial operation of Springerville Unit 4 in December 2009; partially offset by

•	a $3 million provision for wholesale refunds resulting from the settlement of disputes related to wholesale sales to the California Power Exchange in 2000 and 2001.

Retail Sales and Revenues

			Increase (Decrease)
Three Months Ended March 31,	2010	2009	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	755	727	28	3.8%
Commercial	394	404	(10)	(2.3%)
Industrial	474	489	(15)	(3.2%)
Mining	261	259	2	0.9%
Public Authorities	45	50	(5)	(10.7)%

Total Electric Retail Sales	1,929	1,929	0	0%

Retail Margin Revenues (in millions):
Residential	$47	$45	$2	4.4%
Commercial	31	30	1	1.0%
Industrial	21	23	(2)	(7.1%)
Mining	7	7	—	2.8%
Public Authorities	2	2	—	(4.3%)

Total Retail Margin Revenues	$108	$107	1	0.7%
PPFAC Revenues	51	48	3	7.4%
REST & DSM Revenues	8	2	6	NM

Total Retail Revenues	$167	$157	$10	6.3%

Avg. Retail Margin Rate (cents / kWh):
Residential	6.27	6.23	0.04	0.6%
Commercial	7.75	7.50	0.25	3.4%
Industrial	4.43	4.62	(0.18)	(4.0%)
Mining	2.80	2.86	(0.06)	(2.2%)
Public Authorities	4.93	4.60	0.33	7.1%

Avg. Retail Margin Rate	5.62	5.59	0.03	0.5%
Avg. PPFAC Rate	2.64	2.46	0.18	7.4%
Avg. REST & DSM Rate	0.41	0.12	0.29	NM

Total Avg. Retail Rate	8.68	8.18	0.50	6.1%

	2010	2009
Weather Data:
Heating Degree Days
Three Months Ended March 31	881	646	235	36.4%
10-Year Average	805	805	—	—

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
Residential
Residential kWh sales were 3.8% higher in the first quarter of 2010, resulting in a $2 million or 4.4% increase in residential margin revenues. In the first quarter of 2009, TEP’s service territory experienced very mild winter weather. As a result, we estimate that the mild weather negatively impacted residential sales in 2009 by approximately 1%. Therefore, of the 3.8% increase in first quarter 2010 kWh, we estimate 1% can be attributed to the mild weather that occurred in the first quarter of 2009.
Commercial
Commercial kWh sales were 2.3% lower in the first quarter of 2010 due primarily to weakened economic conditions. The decrease in sales volumes did not materially impact commercial margin revenues. We do not believe that weather impacts commercial kWh sales during the first and fourth quarters.

Industrial
Industrial kWh sales were 3.2% lower in the first quarter of 2010, resulting in a decrease in margin revenues of $2 million. Lower sales volumes during the first quarter of 2010 were due primarily to weakened economic conditions.
Mining
Higher copper prices led to increased mining activity and a 0.9% increase in sales volumes in the first quarter of 2010 compared with the same period last year. Margin revenues increased by less than $1 million compared with the first quarter of 2009.
Wholesale Sales and Revenues

			Increase (Decrease)
Three Months Ended March 31,	2010	2009	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Wholesale Sales Delivered:
Long-term Contracts	288	275	13	4.7%
Other Sales	450	555	(105)	(18.9%)

Total Electric Wholesale Sales	738	830	(92)	(11.1%)

Electric Wholesale Revenues:
Long-term Contracts	$15	$14	$1	5.6%
Other Sales	17	20	(3)	(6.6%)
Provision for Wholesale Refunds	(3)	—	(3)	NM
Transmission	8	4	4	NM

Total Wholesale Revenues	$37	$38	$(1)	(2.6%)

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
Long-Term Wholesale and Transmission Revenues
Revenues from long-term wholesale contracts increased by $1 million in the first quarter of 2010 compared with the first quarter of 2009, due to a 4.7% increase in kWh sales. TEP’s long-term wholesale sales consist of three contracts with Salt River Project (SRP), Navajo Tribal Utility Authority and the Tohono O’odham Utility Authority. The margin on TEP’s long-term wholesale sales was $8 million in the first quarters of 2010 and 2009.
Wholesale transmission revenues in the first quarter of 2010 increased by $4 million as TEP temporarily provided transmission capacity to SRP for Springerville Unit 4. TEP does not expect transmission revenue to remain at this level for the remainder of 2010.
In April 2010, TEP settled all remaining claims arising out of certain of its transactions with the California Power Exchange (CPX) and the California Independent System Operator (CISO) during the California energy crisis of 2000 and 2001. As a result of this settlement, TEP recorded a $3 million loss in the first quarter of 2010. See Note 6. Commitments and Contingencies.
Short-Term Wholesale and Trading Revenues
All of the revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity are credited to fuel and purchased power costs eligible for recovery in the PPFAC.

Other Revenues

Three Months Ended March 31,	2010	2009
	-Millions of Dollars-
Revenues related to Springerville Units 3 and 4	$21	$13

Other Revenue	5	5

Total Other Revenue	$26	$18

Fuel and Purchased Power Expense

	Generation and
TEP	Purchased Power		Expense
Three Months Ended March 31,	2010	2009	2010	2009
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation	2,095	2,112	$48	$43
Gas-Fired Generation	183	169	9	7
Renewable Generation	7	2	—	—

Total Generation (1)	2,285	2,283	57	50
Total Purchased Power	536	651	24	23
Transmission	—	—	1	1
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	(3)	—

Total Resources	2,821	2,934	$79	$74

Less Line Losses and Company Use	(154)	(175)

Total Energy Sold	2,667	2,759

(1)	Generation expense in the first quarters of 2010 and 2009 exclude $1 million related to Springerville Units 3 and 4; these expenses were reimbursed by Tri-State and SRP and recorded in Other Revenue.
Generating Output
Total generating output in the first quarter of 2010 was similar to the same period last year, following the trend of TEP’s retail sales volumes, which were also relatively flat over the same time period. Fuel expense for coal-fired generation in the first quarter of 2010 increased by $5 million due primarily to the switching of fuel at Sundt Unit 4 from natural gas to coal. Fuel expense for gas-fired generation increased by $2 million due to an increase in generating output at Luna and an increase in the market price for natural gas.
Purchased Power
Purchased power volumes decreased by 18% during the first quarter of 2010 due to a decline in short-term wholesale sales activity.
The table below summarizes TEP’s cost per kWh generated or purchased.

Three Months Ended March 31,	2010	2009
	-cents per kWh-
Coal	2.29	2.04
Gas	4.92	4.14
Purchased Power	4.48	3.53
All Sources	2.81	2.52

Market Prices
As a participant in the Western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions. The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index was 34% higher in the first quarter of 2010 compared with the same period last year. The average price for natural gas based on the Permian Index was 47% higher than the first quarter of 2009. We cannot predict whether changes in various factors that influence demand and supply will cause prices to change for the remainder of 2010.

Average Market Price for Around-the-Clock Energy	$/MWh
Quarter ended March 31, 2010	$40
Quarter ended March 31, 2009	30

Average Market Price for Natural Gas	$/MMBtu
Quarter ended March 31, 2010	$5.26
Quarter ended March 31, 2009	3.57
Other Operating Expenses
O&M
The table below summarizes the items included in TEP’s O&M expense.

Three Months Ended March 31,	2010	2009
	-Millions of Dollars-
Base O&M	$54	$63
Reimbursed Expenses Related to Springerville Units 3 and 4	13	9
Expenses related to Customer-Funded Renewable Energy and DSM programs(1)	5	3

Total O&M	$72	$75

(1)	Represents expenses related to TEP’s customer-funded renewable energy programs; the offsetting funds collected from customers are recorded in retail revenue.
FACTORS AFFECTING RESULTS OF OPERATIONS
Springerville Units 3 and 4
TEP operates Springerville Units 3 and 4 on behalf of Tri-State and SRP, and receives annual benefits in the form of rental payments and other fees and cost savings. TEP recorded pre-tax benefits of $6 million and $2 million, in the first quarters of 2010 and 2009, respectively. The increase is primarily due to the start of commercial operation of Springerville Unit 4 in December 2009.
Depreciation
In the fourth quarter of 2009, TEP completed an updated depreciation study which indicated that its transmission assets’ depreciable lives should be extended. As a result, TEP adopted new transmission depreciation rates effective January 2010 which will have the effect of reducing transmission-related depreciation expense by approximately $14 million in 2010.
For the first quarter of 2010, total depreciation expense, which includes higher depreciation expense for new plant, was $24 million compared with $27 million in the same period last year.
Sundt Unit 4
Until March 2010, Sundt Unit 4 was leased by TEP with a lease term expiration of January 2011. In March 2010, TEP purchased 100% of the equity interest in Sundt Unit 4 from the equity owner for approximately $52 million. In April 2010, TEP redeemed the outstanding Sundt Unit 4 lease debt of $5 million, terminated the lease agreement and caused title of Sundt Unit 4 to be transferred to TEP.

Refinancing Activity
The TEP Credit Agreement, which consists of a $150 million revolving credit facility and a $341 million letter of credit facility, matures in August 2011. Interest rates and fees under the TEP Credit Agreement are based on a pricing grid tied to TEP’s credit ratings. Letter of credit fees are 0.45% per annum and amounts drawn under a letter of credit would bear interest at LIBOR plus 0.45% per annum. Based on our current estimates, we believe that the interest costs associated with TEP’s credit agreement after it is refinanced will increase over current levels. At March 31, 2010, there were $55 million of borrowings at an interest rate of 0.69% and $1 million in letters of credit outstanding under the Revolving Credit Facility. We are continuously monitoring conditions in the capital markets in order to achieve favorable terms and conditions. See Liquidity and Capital Resources, Financing Activities,TEP Credit Agreement, below for more information.
Pension and Postretirement Benefit Expense
In the first quarters of 2010 and 2009, TEP charged $3 million and $4 million, respectively, of pension and postretirement benefit expenses to O&M expense. In 2010, TEP expects to charge $15 million of pension and postretirement benefit expense to O&M expense, compared with $17 million in 2009. The decrease in 2010 is due primarily to the increase in the market value of the pension asset values. See Financial Statements Note 8. Employee Benefit Plans, for more information.
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
Renewable Energy Standard and Tariff
In the first quarters of 2010 and 2009, TEP collected $7 million in Renewable Energy Standard and Tariff (REST) surcharges, of which $8 million and $2 million, respectively, were expensed for REST projects and renewable purchased power, respectively. Any surcharge collections above or below the amount of renewable expenditures will be deferred and reflected in TEP’s financial statements as a regulatory liability or asset. In 2010, TEP expects to collect $32 million from customers through the REST. REST implementation plans and the associated surcharge must be submitted annually to the ACC for review and approval.
In March 2010, the ACC approved TEP’s 2010 REST implementation plan and found the proposed purchased power agreements and TEP-owned solar projects to be appropriate components. The plan includes two agreements to purchase 30 MW of energy from two new Arizona-based solar systems which are expected to be completed in early 2012. The above market costs associated with these contracts are recoverable through the REST surcharge. These agreements give TEP the option to purchase the facilities in the future.
The approved plan also includes the expansion of TEP’s Springerville photovoltaic installation by 1.8 MW and the construction of a new 1.6 MW solar project within the Tucson city limits. The estimated cost of these TEP-owned projects is approximately $14 million.

A request is pending before the ACC that would allow TEP to use REST funds to offset operating costs, depreciation, property taxes and provide TEP with a return on its investment in the two TEP-owned solar projects until these costs could be recovered as part of TEP’s next rate case. We expect the ACC to consider this proposal in May 2010.
Electric Energy Efficiency Standards
In December 2009, the ACC established a process to adopt new Electric Energy Efficiency Standards (EE Standards) designed to require TEP, UNS Electric and other affected utilities to implement cost effective DSM programs. The proposed EE Standards target total kWh savings in 2011 of 1.25%. The EE requirement increases thereafter up to the targeted cumulative annual reduction in retail kWh sales of 22% by 2020. The EE requirement can be met by: savings from Direct Load Control programs; previously implemented DSM programs; and from a portion of energy efficient building codes. If the DSM programs are cost effective, the proposed EE Standards provide for the recovery of costs incurred to implement DSM programs. TEP’s DSM programs and rates charged to customers for such programs are subject to ACC approval. If the ACC approves EE Standards, they must be certified by the Arizona Attorney General before taking effect.
Rosemont Copper Mine
In 2007, Augusta Resources Corporation (Augusta) filed a plan of operations with the United States Forest Service (USFS) for the proposed Rosemont Copper Mine near Tucson, Arizona. Augusta is waiting for an environmental impact statement from the USFS before it can begin construction and operation of the mine. If the Rosemont Copper Mine begins full production, it would become TEP’s largest retail customer, with an estimated load of up to 110 MW. TEP cannot predict if or when the mine will commence operations.
Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	TEP
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	March 31, 2010
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$18	$—	$—	$18
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	14	—	14
Collateral Posted (5)	—	2	—	2
Energy Contracts (3)	—	—	6	6

Total Assets	18	16	6	40

Liabilities
Energy Contracts (3)	—	(12)	(8)	(20)
Interest Rate Swaps (4)	—	(7)	—	(7)

Total Liabilities	—	(19)	(8)	(27)

Net Total Assets and (Liabilities)	$18	$(3)	$(2)	$13

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of money market funds and certificates of deposit.

(2)	Level 2 investments consist of amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan (SERP) benefits. The valuation is based on quoted prices, traded in active markets. These investments are included in Investments and Other Property — Other in the UniSource Energy and TEP balance sheets.

(3)	Energy contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The valuation techniques are described below.

(4)	The Interest Rate Swaps are valued based on the six month LIBOR index or the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Index.

(5)	Collateral provided for energy contracts with counterparties to reduce credit risk exposure.
For the first quarter of 2010, TEP recorded unrealized losses of $3 million in net regulatory assets. This amount represents $7 million in losses related to the change in fair value of Level 2 gas swaps due to lower forward gas prices and increased swap volumes, partially offset by $4 million in gains related to the change in the fair value of Level 3 forward power contracts primarily due to the change in value of purchase power call option.
TEP primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Where observable inputs are available for substantially the full term of the asset or liability, such as gas swap derivatives valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basin differentials, the instrument is categorized in Level 2.
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
LIQUIDITY AND CAPITAL RESOURCES
TEP Cash Flows
The table below shows the cash available to TEP after capital expenditures, scheduled debt payments and payments on capital lease obligations:

Three Months Ended March 31,	2010	2009
	-Millions of Dollars-
Net Cash Flows — Operating Activities (GAAP)	$56	$67
Amounts from Statements of Cash Flows:
Less: Capital Expenditures (1)	(104)	(69)

Net Cash Flows after Capital Expenditures (non-GAAP)*	(48)	(2)
Amounts from Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(40)	(14)
Plus: Proceeds from Investment in Lease Debt	22	1

Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	$(66)	$(15)

(1)	Includes $52 million payment for purchase of Sundt Unit 4 lease equity.

Three Months Ended March 31,	2010	2009
	-Millions of Dollars-
Net Cash Flows — Operating Activities (GAAP)	$56	$67
Net Cash Flows — Investing Activities (GAAP)	(82)	(96)
Net Cash Flows — Financing Activities (GAAP)	24	6
Net Cash Flows after Capital Expenditures (non-GAAP)*	(48)	(2)
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	(66)	(15)

*	Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments, both non-GAAP measures of liquidity, should not be considered as alternatives to Net Cash Flows - Operating Activities, which is determined in accordance with GAAP as a measure of liquidity. TEP believes that Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments provide useful information to investors as measures of liquidity and its ability to fund its capital requirements, make required payments on debt and capital lease obligations, and pay dividends to UniSource Energy.
Liquidity Outlook
During 2010, TEP expects to generate sufficient internal cash flows to fund all of its construction expenditures and operating activities. Cash flows may vary during the year, with cash flow from operations typically the lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load. As a result of the varied seasonal cash flow, TEP will use, as needed, its revolving credit facility to fund its business activities.
Operating Activities
In the first three months of 2010, net cash flows from operating activities decreased by $11 million compared with 2009. Net cash flows were impacted by:
•	a $7 million decrease in cash flows from wholesale electric sales less fuel and purchased power cost;

•	a $15 million decrease in income tax refunds;

•	a $2 million increase in taxes other than income taxes; partially offset by

•	a $7 million increase in cash receipts related to the operation of Springerville Units 3 and 4; and

•	an $8 million decrease in cash deposits made with power and gas trading counterparties.
Investing Activities
Net cash used for investing activities was $13 million lower in the first three months of 2010 compared with 2009. Investing activities in the first three months of 2010 included: the purchase of Sundt Unit 4 for $52 million, which was partially offset by a decline in other capital expenditures of $17 million; and a $21 million increase in proceeds received from the return of investments in lease debt. Investing activities in the first three months of 2009 included: the use of $31 million for an investment in Springerville Unit 1 lease debt; and the receipt of $4 million of insurance proceeds.
Financing Activities
Net cash proceeds from financing activities were $19 million higher in the first three months of 2010 compared with 2009 due to: $30 million of proceeds received under a loan agreement to help fund the purchase of Sundt Unit 4; and a $30 million increase in net proceeds under TEP’s revolving credit facility; partially offset by a $25 million increase in TEP’s payments on capital lease obligations; and a $15 million decrease in capital contributions from UniSource Energy.

TEP Term Loan
In March 2010, TEP entered into a $30 million term loan agreement (TEP Term Loan). The interest on the TEP Term Loan is based on LIBOR or an alternate base rate plus a margin based on a pricing grid tied to TEP’s credit ratings. The current margins are 2.00% for LIBOR and 1.00% for the alternate base rate. The proceeds were used to help fund a portion of the purchase of Sundt Unit 4 and for other general corporate purposes. The TEP Term Loan expires on September 1, 2011 and is secured by $30 million of mortgage bonds issued under TEP’s 1992 Mortgage.
The TEP Term Loan contains a number of covenants, which are substantially the same as the covenants in the TEP Credit Agreement, which restrict TEP and its subsidiaries, including restrictions on additional indebtedness, liens, sale of assets, dividends and sale-leaseback agreements. The TEP Term Loan also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio. If TEP complies with the terms of the TEP Term Loan, TEP may pay dividends to UniSource Energy. As of March 31, 2010, TEP was in compliance with the terms of the TEP Term Loan.
TEP Credit Agreement
The TEP Credit Agreement consists of a $150 million revolving credit facility and a $341 million letter of credit facility which supports $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement matures in 2011 and is secured by $491 million of Mortgage Bonds. At March 31, 2010, there were $55 million of outstanding borrowings and $1 million in letters of credit outstanding under the TEP Revolving Credit Facility.
As of March 31, 2010, TEP was in compliance with the terms of the TEP Credit Agreement.
Capital Contribution from UniSource Energy
In March 2010, UniSource Energy contributed $15 million of capital to TEP to help fund the purchase of Sundt Unit 4. In March 2009, UniSource Energy contributed $30 million of capital to TEP. TEP used the proceeds to purchase Springerville Unit 1 lease debt. See Investments in Springerville Lease Debt and Equity, below.
Interest Rate Risk
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations, as well as borrowings under its revolving credit facility. As a result, TEP may be required to pay significantly higher rates of interest on outstanding variable rate debt and borrowings under its revolving credit facility. At March 31, 2010 and December 31, 2009, TEP had $329 million and $459 million, respectively, in tax-exempt variable rate debt outstanding. In January 2010, TEP completed a transaction that converted the interest rate on the $130 million of 2008 Pima B Bonds to a fixed rate of 5.75%. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest payable under the indenture for the bonds is 20%. During 2009, the average rates paid ranged from 0.25% to 0.79%. At March 31, 2010, the average rate on the debt was 0.23%.

Capital Lease Obligations
At March 31, 2010, TEP had $497 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts in each of the obligations.

	Capital Lease Obligation
	Balance			Renewal/Purchase
Leased Asset	at March 31, 2010	Expiration		Option
	-Millions of Dollars-
Springerville Unit 1	$297	2015		Fair market value purchase option

Springerville Coal Handling Facilities	87	2015		Fixed price purchase option of $120 million

Springerville Common Facilities	108	2017 and 2021		Fixed price purchase option of $106 million

Sundt Unit 4	5		(1)	Fair market value purchase option

Total Capital Lease Obligations	$497

(1)	In March 2010, TEP purchased 100% of the equity interest in Sundt Unit 4. See TEP, Factors Affecting Results of Operations, Sundt Unit 4, above, for more information.
Except for TEP’s 14% equity ownership in the Springerville Unit 1 Leases and its 13% equity ownership in the Springerville Coal Handling Facilities, TEP will not own these assets at the expiration of the leases. TEP may renew the leases or purchase the leased assets at such time. The renewal and purchase option for Springerville Unit 1 is for fair market value as determined at that time, while the purchase price option is fixed for the Springerville Coal Handling Facilities and Common Facilities. See Financial Statements Note 4. Debt, Credit Facilities and Capital Lease Obligations for more information about the fixed purchase price amounts.
Income Tax Position
See UniSource Energy Consolidated, Liquidity and Capital Resources, Income Tax Position, above.
Contractual Obligations
There have been no significant changes in TEP’s contractual obligations or other commercial commitments from those reported in our 2009 Annual Report on Form 10-K, other than the following purchase obligations entered into in 2010 and the TEP Term Loan:

						2015
Payment Due in Years						and
Ending December 31,	2010	2011	2012	2013	2014	after	Total
	-Millions of Dollars-
Long-Term Debt	$—	$30	$—	$—	$—	$—	$30
Purchase Obligations:
Purchased Power	—	4	—	—	—	—	4

Total Additional Contractual Cash Obligations	$—	$34	$—	$—	$—	$—	$34

Dividends on Common Stock
TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and TEP Term Loan and certain financial covenants. As of March 31, 2010, TEP was in compliance with the terms of the TEP Credit Agreement, the TEP Term Loan and applicable financial covenants.
The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. TEP has an accumulated deficit rather than retained earnings. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis for TEP to pay dividends from current year earnings.
UNS GAS
RESULTS OF OPERATIONS
UNS Gas reported net income of $6 million in the first quarter of 2010 and net income of $5 million in the same period of 2009. The table below shows UNS Gas’ therm sales and revenues for the first quarters of 2010 and 2009.

Three Months Ended March 31,	2010	2009
	-Millions of Dollars-
Gas Revenues	$56	$59
Other Revenues	1	1

Total Operating Revenues	57	60

Purchased Gas Expense	37	41
Other Operations and Maintenance Expense	6	6
Depreciation and Amortization	2	2
Taxes Other Than Income Taxes	1	1

Total Other Operating Expenses	46	50

Operating Income	11	10

Total Interest Expense	2	2
Income Tax Expense	3	3

Net Income	$6	$5

The improvement in UNS Gas’ net income in the first quarter of 2010 is primarily due to colder winter weather that led to a 12.0% increase in retail therm sales compared with the same period last year.

The table below shows UNS Gas’ therm sales and revenues for the first quarters of 2010 and 2009.

			Increase (Decrease)
Three Months Ended March 31,	2010	2009	Amount	Percent*
Energy Sales, Therms (in millions)
Gas Retail Sales:
Residential	33	30	3	13.0%
Commercial	12	10	2	10.3%
Industrial	1	1	—	5.0%
Public Authorities	3	3	—	9.4%

Total Gas Retail Sales	49	44	5	12.0%
Negotiated Sales Program (NSP)	7	8	(1)	(14.7%)

Total Gas Sales	56	52	4	7.6%

Gas Revenues (in millions):
Retail Margin Revenues:
Residential	$14	$13	$1	9.3%
Commercial	3	3	—	8.8%
Industrial	—	—	—	4.6%
Public Authorities	1	1	—	8.1%

Total Retail Margin Revenues	$18	$17	$1	9.1%

Transport	1	1	—	(0.1%)
Negotiated Sales Program (NSP)	4	4	—	(2.7%)

Total Non-Fuel Base Revenues	$23	$22	$1	6.5%

Retail Fuel Revenues	$33	$37	(4)	(11.4%)
Other Revenue	1	1	—	(2.2%)

Total Operating Revenues	$57	$60	($3)	(4.8%)

			Increase (Decrease)
Weather Data:	2010	2009	Amount	Percent
Heating Degree Days
Three Months Ended March 31	10,356	9,254	1,102	11.9%
10-Year Average	9,885	9,901	(16)	(0.2%)

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
The increase in gas sales volumes resulted in a $1 million, or 9.1%, increase in retail margin revenues.
Through a Negotiated Sales Program (NSP) approved by the ACC, customers who receive gas transmission services from UNS Gas may also elect to purchase gas from UNS Gas. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the PGA mechanism which reduces the gas commodity price.
FACTORS AFFECTING RESULTS OF OPERATIONS
Rates
2010 UNS Gas Rate Order
In November 2008, UNS Gas filed a general rate case with the ACC on a cost of service basis requesting a $10 million, or a 6% base rate increase. On March 31, 2010 the ACC issued an order authorizing a 2%, or $3 million base rate increase effective April 2010.

Test year — 12 months ended June 30, 2008	Requested by UNS Gas	2010 ACC Order
Original cost rate base	$182 million	$180 million
Revenue deficiency	$10 million	$3 million
Total rate increase (over test year revenues)	6%	2%
Cost of equity	11.0%	9.5%
Actual capital structure	50% equity / 50% debt	50% equity / 50% debt
Weighted average cost of capital	8.75%	8.0%
Rate of return on fair value rate base	6.80%	5.75%
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
At any time UNS Gas’ PGA bank balance is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC. When the PGA bank balance reaches an over-collected balance of $10 million on a billed to customers basis, UNS Gas is required to make a filing so that the ACC can determine how the over-collected balance should be returned to customers. In October 2009, the ACC approved a PGA surcredit of $0.08 per therm, effective November 2009 through October 2010 or until the balance reaches zero. On March 31, 2010, the PGA bank balance was over-collected by $5 million.
Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, UNS Gas’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Gas
	March 31, 2010
	-Millions of Dollars-
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash Equivalents(1)	$24	$—	$—	$24
Cash Collateral(2)	—	3	—	3
Energy Contracts(3)	—	(10)	—	(10)

Total	$24	$(7)	$—	$17

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of money market funds, commercial paper and certificates of deposit.

(2)	Collateral provided to energy contract counterparties to reduce credit risk exposure.

(3)	Energy contracts include gas swap agreements (Level 2) entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. They are valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basin difference. The amounts include current and non-current liabilities and are net of current and non-current assets.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
UNS Gas’ capital requirements consist primarily of capital expenditures. In the first three months of 2010, capital expenditures were $2 million. UNS Gas expects internal cash flows to fund its future operating activities and a large portion of its construction expenditures. If natural gas prices rise and UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, UNS Gas may require additional funding to meet operating and capital requirements. Sources of funding future capital expenditures could include draws on the revolving credit facility, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.
Operating Cash Flow and Capital Expenditures
The table below provides summary cash flow information for UNS Gas.

Three Months Ended March 31,	2010	2009
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$4	$11
Investing Activities	(2)	(4)
Financing Activities	—	—

Net Increase (Decrease) in Cash	2	7
Beginning Cash	31	7

Ending Cash	$33	$14

Operating cash flows decreased in the first three months of 2010 due primarily to the return of over-collected gas costs to customers.
UNS Gas/UNS Electric Revolver
The UNS Gas/UNS Electric Revolver is a $60 million unsecured revolving credit facility which matures in August 2011. Either borrower may borrow up to a maximum of $45 million so long as the combined amount borrowed does not exceed $60 million.
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. As of March 31, 2010, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver. As of April 30, 2010, UNS Gas had no outstanding borrowings and no outstanding letters of credit under the UNS Gas/UNS Electric Revolver.
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
Senior Unsecured Notes
UNS Gas has $100 million of senior unsecured notes outstanding consisting of $50 million at 6.23% due in 2011 and $50 million at 6.23% due in 2015, each of which are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test. As of March 31, 2010, UNS Gas was in compliance with the terms of its note purchase agreement.

Contractual Obligations
There have been no significant changes in UNS Gas’ contractual obligations or other commercial commitments from those reported in our 2009 Annual Report on Form 10-K, other than the following purchase obligations entered into in 2010:

						2015
Payment Due in Years						and
Ending December 31,	2010	2011	2012	2013	2014	after	Total
	-Millions of Dollars-
Purchase Obligations:
Fuel	$—	$1	$1	$—	$—	$—	$2
Dividends on Common Stock
In April 2010, UNS Gas paid a dividend of $10 million to UniSource Energy. The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. As of March 31, 2010, UNS Gas was in compliance with the terms in its note purchase agreement. See Senior Unsecured Notes, above.
UNS ELECTRIC
RESULTS OF OPERATIONS
UNS Electric reported net income of $3 million in the first quarter of 2010 compared with net income of $1 million in the first quarter of 2009.
Similar to TEP, UNS Electric’s operations are generally seasonal in nature, with peak energy demand occurring in the summer months.
The table below provides summary financial information for UNS Electric.

Three Months Ended March 31,	2010	2009
	-Millions of Dollars-
Retail Electric Revenues	$38	$44
Wholesale Electric Revenues	3	1

Total Operating Revenues	41	45

Purchased Energy Expense	26	21
Fuel Expense	2	4
Transmission Expense	3	2
Increase (Decrease) to reflect PPFAC Recovery	(4)	6
Other Operations and Maintenance Expense	6	5
Depreciation and Amortization	4	3
Taxes Other Than Income Taxes	1	1

Total Other Operating Expenses	38	42

Operating Income	3	3

Other Income	3	—
Total Interest Expense	2	2
Income Tax Expense	1	—

Net Income	$3	$1

The increase in net income in the first three months of 2010 is due primarily to $3 million of pre-tax income related to a settlement with APS for refunds related to transactions with the California Power Exchange.

The table below shows UNS Electrics’ kWh sales and revenues for the first quarters of 2010 and 2009.

			Increase (Decrease)
Three Months Ended March 31,	2010	2009	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	175	166	9	5.3%
Commercial	131	134	(3)	(1.8%)
Industrial	52	38	14	35.1%
Mining	47	34	13	38.1%
Public Authorities	1	1	—	(7.5%)

Total Electric Retail Sales	406	373	33	8.8%
Electric Wholesale Sales	69	38	32	84.7%

Total Electric Sales	475	411	65	16.0%

Electric Retail Revenues (in millions):
Retail Margin Revenues:
Residential	$4	$4	$—	4.7%
Commercial	5	5	—	(0.4%)
Industrial	2	1	1	16.8%
Mining	1	1	—	27.3%
Public Authorities	—	—	—	3.6%

Total Retail Margin Revenues	$12	$11	$1	5.9%
Retail Fuel Revenues	23	$31	(8)	(25.2%)
DSM and REST Revenues	2	1	1	NM

Total Retail Revenues	37	43	(6)	(14.4%)
Electric Wholesale Revenues	3	1	2	NM

Total Electric Revenues	$40	$44	$(4)	(6.8%)

Weather — Heating Degree Days	2010	2009
Three Months Ended March 31	3,570	3,121	449	14.4%
10-Year Average	3,389	3,364	25	0.7%

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
In the first quarter of 2010, residential kWh sales were 5.3% higher than the same period last year due primarily to cold winter weather. Mining sales also increased due to the impact of a mining customer operating at a higher level of production than last year. Industrial kWh sales also improved due to the impact of a new customer. Total retail kWh sales in the first quarter of 2010 increased by 8.8% compared with the same period last year, which led to a $1 million or 5.9% increase in retail margin revenues. UNS Electric’s retail customer count did not change materially compared with March 31, 2009.

FACTORS AFFECTING RESULTS OF OPERATIONS
Rates
2009 General Rate Case Filing
On April 30, 2009, UNS Electric filed a rate case application with the ACC, which is summarized below.

Requested by
Test year — December 31, 2008	UNS Electric
Original cost rate base	$176 million
Revenue deficiency	$13.5 million
Total rate increase (over test year revenues)	7.4%
Cost of debt	7.05%
Cost of equity	11.40%
Actual capital structure	46% equity / 54% debt
Weighted average cost of capital	9.04%
Fair Value Rate Base	$265 million
Rate of Return on Fair Value Rate Base	6.88%
UNS Electric’s filing also included a proposal to acquire, and put into its rate base, BMGS, the gas-fired facility in UNS Electric’s service territory that is owned and operated by UED. The proposed acquisition and inclusion of BMGS in rate base would not impact the amount of the total rate increase requested by UNS Electric. The ACC staff testimony recommended a base revenue increase of approximately $8 million. A hearing before an ACC administrative law judge concluded in February 2010. UNS Electric expects that the ACC will issue a final order in mid 2010.
Purchased Power and Fuel Adjustment Clause
UNS Electric’s PPFAC mechanism has a forward component and a true-up component. The forward component of the PPFAC rate is based on forecasted fuel and purchased power costs. The cap on the PPFAC forward component, over the 6.9 cents per kWh in base rates, is 1.73 cents per kWh. The true-up component reconciles actual fuel and purchased power costs with the amounts collected in the prior year and any amounts under/over-collected will be collected/credited from/to customers.
Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, UNS Electric’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Electric
	March 31, 2010
	-Millions of Dollars-
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash Equivalents(1)	$3	$—	$—	$3
Cash Collateral(2)	—	1	—	1
Energy Contracts(3)	—	(5)	(14)	(19)

Total	$3	$(4)	(14)	$(15)

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of money market funds.

(2)	Collateral provided to energy contract counterparties to reduce credit risk exposure.

(3)	Energy contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to take advantage of favorable market conditions and reduce exposure to energy price risk. The amounts include current and non-current liabilities and are net of current and non-current assets. The valuation techniques are described below.

UNS Electric recorded in the first quarter of 2010, unrealized losses of $7 million in net regulatory assets, of which $6 million relates to the change in the fair value of forward power contracts classified as Level 3 in the fair value hierarchy. The remaining $1 million relates to the change in the fair value of gas swap agreements, classified as Level 2 in the fair value hierarchy. These changes in fair value were primarily due to lower forward power prices and increased derivative volumes on forward power contracts and due to lower forward gas prices on gas swap agreements.
UNS Electric primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Where observable inputs are available for substantially the full term of the asset or liability, such as gas swap derivatives valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basin differences, the instrument is categorized in Level 2.
Derivatives valued using an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers are categorized in Level 3. For both power and gas prices, UNS Electric obtains quotes from brokers, major market participants, exchanges, or industry publications as well as its own price experience from active transactions in the market. UNS Electric primarily uses one set of quotations each for power and for gas, and then uses the other sources as validation of those prices. The broker providing quotes for power prices states that the market information provided is indicative only, but believes it to be reflective of market conditions as of the time and date indicated. In addition, energy derivatives include contracts where published prices are not readily available. These include contracts for delivery periods during non-standard time blocks, contracts for delivery during only a few months of a given year when prices are quoted only for the annual average, or contracts for delivery at illiquid delivery points. In these cases, UNS Electric applies certain management assumptions to value such contracts. These assumptions include applying percentage multipliers to value non-standard time blocks, applying historical price curve relationships to calendar year quotes, and including adjustments for transmission and line losses to value contracts at illiquid delivery points. We also consider the impact of counterparty credit risk using current and historical default and recovery rates as well as our own credit risk using credit default swap data. UNS Electric reviews these assumptions on a quarterly basis.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
In the first three months of 2010, UNS Electric’s capital expenditures were $5 million. UNS Electric expects internal cash flows to fund a portion of its construction expenditures. Additional sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.
UNS Electric’s operating cash flows are not sufficient to cover its costs and fund all of its capital expenditures. UNS Electric may need to rely more heavily on external funding sources for capital expenditures until it receives a decision in the rate case UNS Electric filed in April 2009. See UniSource Energy Consolidated, Outlook and Strategies, and UniSource Energy Consolidated, Liquidity and Capital Resources, Liquidity, Access to Revolving Credit Facilities, above for more information regarding the potential impact of current financial market conditions.

Operating Cash Flow and Capital Expenditures
The table below provides summary cash flow information for UNS Electric.

Three Months Ended March 31,	2010	2009
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$1	$14
Investing Activities	(5)	(8)
Financing Activities	2	(8)

Net Increase (Decrease) in Cash	(2)	(2)
Beginning Cash	10	9

Ending Cash	$8	$7

Operating cash flows decreased in the first three months of 2010 due to: lower refunds of cash collateral deposits made with power and gas trading counterparties; and an increase in purchased energy costs.
UNS Gas/UNS Electric Revolver
See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. At April 30, 2010, UNS Electric had $16 million outstanding under the UNS Gas/UNS Electric Revolver.
Senior Unsecured Notes
UNS Electric has $100 million of senior unsecured notes outstanding, consisting of $50 million due in 2015 and $50 million due in 2023. The notes are guaranteed by UES. The note purchase agreement for UNS Electric contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, and incurrence of indebtedness. As of March 31, 2010, UNS Electric was in compliance with the terms of its note purchase agreement.
Contractual Obligations
There have been no significant changes in UNS Electric’s contractual obligations or other commercial commitments from those reported in our 2009 Annual Report on Form 10-K other than the following purchase obligations entered into in 2010:

						2015
Payment Due in Years						and
Ending December 31,	2010	2011	2012	2013	2014	after	Total
	-Millions of Dollars-
Purchase Obligations:
Purchased Power	$—	$5	$2	$—	$—	$—	$7
Dividends on Common Stock
The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. As of March 31, 2010, UNS Electric was in compliance with the terms of its note purchase agreement. See Senior Unsecured Notes, above. As of March 31, 2010 UNS Electric has not paid dividends to UniSource Energy. UNS Electric’s ability to pay dividends will depend on the outcome of the rate case filed in April 2009, the need for capital expenditures and various other factors.

OTHER NON-REPORTABLE BUSINESS SEGMENTS
RESULTS OF OPERATIONS
The table below summarizes the income (loss) for the other non-reportable segments.

Three Months Ended March 31,	2010	2009
	-Millions of Dollars-
UED	$1	$1
Millennium	1	—
UniSource Energy Parent Company	(1)	(1)

Total Other	$1	$—

UniSource Energy Parent Company
UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes and the UniSource Credit Agreement. In 2009, UniSource Energy had capital expenditures of $8 million at the parent level related to the purchase of land and site development to construct a new headquarters building. In the first three months of 2010, UniSource Energy’s parent-level capital expenditures were $1 million.
UED
In March 2009, UED entered into a 364-day $30 million term loan facility that is guaranteed by UniSource Energy and is secured by substantially all of the assets of UED, which primarily consist of BMGS and a mortgage on UED’s leasehold interest in the real property on which BMGS is located. UED distributed the loan proceeds to UniSource Energy, which in turn made a capital contribution to TEP. UED has the option of paying interest at LIBOR plus 3% or an alternate base rate plus 2%.
In February 2010, UED made an additional borrowing under the facility, resulting in $35 million of outstanding debt, and extended the maturity of the debt for two years to March 2012. The loan proceeds were used to pay a $9 million dividend to UniSource Energy.
The $30 million dividend paid in 2009 represented a return of capital distribution, as did $4 million of the $9 million of dividends paid in the first quarter of 2010.
In the first three months of 2010 and 2009, UED recorded after-tax income of $1 million related to the operation of BMGS.
FACTORS AFFECTING RESULTS OF OPERATIONS
Millennium Investments
Millennium is in the process of exiting its remaining investments. In March 2010, Millennium sold its interest in Nations Energy for an after-tax gain of less than $1 million. At March 31, 2010, Millennium’s investment balance was $10 million and its cash balance was $3 million. In the first quarter of 2010, Millennium paid dividends of $6 million to UniSource Energy compared with $3 million in the first quarter of 2009.
The following table sets forth, by level within the fair value hierarchy, Millennium’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2010
	-Millions of Dollars-
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash Equivalents (1)	$2	$—	$—	$2
Equity Investments (2)	—	—	6	6

Total	$2	$—	$6	$8

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of money market funds.

(2)	Equity Investments are, in the absence of readily ascertainable market values, based on the lower of the investment partners’ valuations or management’s valuation and comprise Millennium’s equity investment in unregulated businesses. These investments are included in Investments and Other Property — Other in the UniSource Energy balance sheet.
CRITICAL ACCOUNTING ESTIMATES
There have been no significant changes in our accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2009.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The following recently issued accounting standards are not yet reflected in UniSource Energy and TEP financial statements:
•	The FASB issued authoritative guidance for multiple deliverable revenue arrangements that provides another alternative for determining the selling price of deliverables and eliminates the residual method of allocating consideration. In addition, this pronouncement requires expanded qualitative and quantitative disclosures and is effective for revenue arrangements entered into after January 1, 2011. We are evaluating the impact of this pronouncement.
•	The FASB issued amendments that require some new disclosures and clarify some existing disclosure requirements about fair value measurements. The amendments are effective for interim and annual reporting periods beginning January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning January 1, 2011. We are evaluating the impact of these new disclosures on our financial statements. See Financial Statements Note 10 for our current fair value disclosures.
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
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in this Item identifies material changes from information included in Part II, Item 7A in UniSource Energy and TEP’s Annual Report on Form 10-K for the year ended December 31, 2009, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Item 1 and Management’s Discussion and Analysis presented in Item 2 of this Form 10-Q.
Interest Rate Risk
In January 2010, TEP reduced its exposure to variable interest rate risk by converting the interest rate on its $130 million principal amount of 2008 Pima B Bonds from a variable rate to a fixed rate of 5.75% through maturity in 2029.
Commodity Price Risk
TEP
TEP is exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas, coal and emission allowances. This risk is mitigated through a PPFAC mechanism which fully recovers the actual retail fuel and purchased power costs incurred on a timely basis from TEP’s retail customers. The commodity price risk from changes in the price of coal, electricity and emission allowances have not changed materially from the commodity price risks reported in our 2009 Annual Report on Form 10-K.
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

To adjust the value of its commodity derivatives to fair value in Regulatory Assets or Regulatory Liabilities, TEP recorded the following net unrealized gains (losses):

Three Months Ended March 31,	2010	2009
	-Millions of Dollars-
Unrealized Gains (Losses)	$(3)	$(14)
As required by fair value accounting rules, for the three months ended March 31, 2010, TEP considered the impact of non-performance risk in the measurement of fair value of its derivative assets and derivative liabilities net of collateral posted. The adjustment required for TEP was less than $0.5 million at March 31, 2010.
Sensitivity Analysis of Derivatives
The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.

	Unrealized Gain (Loss) of TEP’s
	Hedging and Trading Activities
	-Millions of Dollars-
				Total
	Maturity 0 – 6	Maturity 6 – 12	Maturity	Unrealized
Source of Fair Value at March 31, 2010	months	months	over 1 yr.	Gain (Loss)
Prices actively quoted	$(10)	$—	$(3)	$(13)
Prices based on models and other valuation methods	2	—	(2)	—

Total	$(8)	$—	$(5)	$(13)

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

	-Millions of Dollars-
Change in Market Price as of March 31, 2010	10% Increase	10% Decrease
Non-Cash Flow Hedges
Forward gas contracts	$3	$(3)
Forward power sales and purchase contracts	(1)	1

Cash Flow Hedges
Forward power purchase contracts	1	(1)
UNS Gas
UNS Gas is subject to commodity price risk, primarily from the changes in the price of natural gas purchased for its customers. This risk is mitigated through the PGA mechanism which provides an adjustment to UNS Gas’ retail rates to recover the actual costs of gas and transportation.
To adjust the value of its commodity derivatives to fair value in Regulatory Assets or Regulatory Liabilities, UNS Gas recorded the following net unrealized gains (losses):

Three Months Ended March 31,	2010	2009
	-Millions of Dollars-
Unrealized Gains (Losses)	$(3)	$(1)

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
To adjust the value of its commodity derivatives to fair value in Regulatory Assets or Regulatory Liabilities, UNS Electric recorded the following net unrealized gains (losses):

Three Months Ended March 31,	2010	2009
	-Millions of Dollars-
Unrealized Gains (Losses)	$(7)	$(11)
For UNS Electric’s forward power sales and purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses reported as net regulatory assets of $9 million, while a 10% increase in market prices would result in a decrease in unrealized net losses reported as net regulatory assets of $9 million.
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
As of March 31, 2010, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $15 million, including $4 million of inter-company exposure to UNS Electric. TEP’s total exposure to non-investment grade or non-rated counterparties was $8 million.
At March 31, 2010, TEP had $3 million in credit enhancements, consisting of $2 million in cash and $1 million in letters of credit, posted with counterparties, and did not hold any collateral from its counterparties.
At March 31, 2010, UNS Gas had no mark-to-market counterparty credit exposure under its supply and hedging contracts. As of March 31, 2010, UNS Gas had posted $3 million in cash as credit enhancements with its counterparties, and did not hold any collateral from counterparties.
At March 31, 2010, UNS Electric had no counterparty credit exposure under its supply and hedging contracts. As of March 31, 2010, UNS Electric had posted $16 million in letters of credit and $1 million in cash collateral as credit enhancements with its counterparties and had not collected any collateral margin from its counterparties.
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

While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. — LEGAL PROCEEDINGS
Right of Way Matters
TEP was a defendant in a class action filed on February 11, 2009, in the United States District Court in Albuquerque, New Mexico by members of the Navajo Nation. The plaintiffs alleged, among other things, that the rights of way for defendants’ transmission lines on Navajo lands were improperly granted and that the compensation paid for such rights of way was inadequate. The plaintiffs were requesting, among other things, that the transmission lines on these lands be removed. In June 2009, TEP and the other defendants filed motions to dismiss the lawsuit on procedural grounds. On March 31, 2010, the Court granted several of the defendants’ motions to dismiss, and, as a result, dismissed the entirety of the plaintiffs’ case against all defendants. The Court entered a final judgment dismissing the case on April 16, 2010.
There are no other pending material legal proceedings to which the Company is a party, other than routine litigation incidental to the business of the Company. We discuss other legal proceedings in Note 6 of Notes to Consolidated Financial Statements, Commitments and Contingencies and in Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 1A. — RISK FACTORS
The business and financial results of UniSource Energy and TEP are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in our 2009 Annual Report on Form 10-K.
ITEM 2. — UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities — None.

ITEM 5. — OTHER INFORMATION
Ratio of Earnings to Fixed Charges
The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

	3 Months Ended	12 Months Ended
	March 31, 2010	March 31, 2010
UniSource Energy	2.085	2.713

TEP	1.699	2.814
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

UNISOURCE ENERGY CORPORATION
(Registrant)
Date: May 3, 2010	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

TUCSON ELECTRIC POWER COMPANY
(Registrant)
Date: May 3, 2010	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

**4	(a)	—
Loan Agreement, dated as of March 1, 2010, between Tucson Electric Power Company and JP Morgan Chase bank; as Lender and Administrative agent. (Form 8-K dated March 5, 2010, File No. 4-13739 — Exhibit 4(a))

**4	(b)	—
Supplemental Indenture No. 10 creating a series of bonds designated as First Mortgage Bonds, Collateral Series H, dated as of March 1, 2010. (Form 8-K dated March 5, 2010, File No. 4-13739 — Exhibit 4(b))

**10	(a)	—
Change in Control Agreement, date as of March 4, 2010, between Tucson Electric Power Company and Michael J. DeConcini (including a schedule of other officers who are covered substantially by identical agreements). (Form 8-K dated March 5, 2010, File No. 4-13739 — Exhibit 10(a))

12	(a)	—	Computation of Ratio of Earnings to Fixed Charges — UniSource Energy.

12	(b)	—	Computation of Ratio of Earnings to Fixed Charges — TEP.

15		—	Letter regarding unaudited interim financial information.

31	(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Paul J. Bonavia.

31	(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Kevin P. Larson.

31	(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Paul J. Bonavia.

31	(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Kevin P. Larson.

*32		—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Previously filed as indicated and incorporated by reference.