Form 10-Q
period 2010-06-30
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2010-08-05
CIK 100122, 941138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
At August 4, 2010, 36,334,850 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding. At August 4, 2010, 32,139,434 shares of Tucson Electric Power Company’s common stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.
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

DEFINITIONS
The abbreviations and acronyms used in the 2010 second quarter report on Form 10-Q are defined below:

2008 TEP Rate Order	A rate order issued by the ACC resulting in a new retail rate structure for TEP, effective December 1, 2008.
ACC	Arizona Corporation Commission.
AMT	Alternative Minimum Tax.
APS	Arizona Public Service Company.
BMGS	Black Mountain Generating Station owned by UED.
Btu	British thermal unit(s).
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in MWs.
Common Stock	UniSource Energy’s common stock, without par value.
Company	UniSource Energy Corporation.
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures.
DSM	Demand side management.
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy	The amount of power produced over a given period of time measured in MWh.
EPA	Environmental Protection Agency.
FERC	Federal Energy Regulatory Commission.
Four Corners	Four Corners Generating Station.
GBtu	Billion British Thermal Units.
IRS	Internal Revenue Service.
kWh	Kilowatt-hour(s).
LIBOR	London Interbank Offered Rate.
Luna	Luna Energy Facility.
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtu	Million British Thermal Units.
MW	Megawatt(s).
MWh	Megawatt-hour(s).
Navajo	Navajo Generating Station.
O&M	Operations and Maintenance Expense.
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
PPFAC	Purchased Power and Fuel Adjustment Clause.
REST	Renewable Energy Standard and Tariff.
Salt River Project	A public power utility serving more than 900,000 customers in Phoenix, Arizona.
San Juan	San Juan Generating Station.
Springerville	Springerville Generating Station.
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.

Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2	Unit 2 of the Springerville Generating Station.
Springerville Unit 3	Unit 3 of the Springerville Generating Station.
Springerville Unit 4	Unit 4 of the Springerville Generating Station.
SRP	Salt River Project Agricultural Improvement and Power District.
Sundt	H. Wilson Sundt Generating Station.
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station.
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement	Amended and Restated Credit Agreement between TEP and a syndicate of banks, dated as of August 11, 2006. Expires on August 11, 2011.
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement. Expires on August 11, 2011.
TEP Term Loan	$30 million term loan agreement dated as of March 1, 2010. Matures on September 1, 2011.
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
Tri-State	Tri-State Generation and Transmission Association.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities.
UED Credit Agreement	Credit agreement between UED and a syndicate of banks, dated as of March 26, 2009, guaranteed by UniSource Energy. Expires on March 24, 2012.
UES	UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies (UNS Gas and UNS Electric).
UniSource Credit Agreement	Amended and Restated Credit Agreement between UniSource Energy and a syndicate of banks, dated as of August 11, 2006. Expires on August 11, 2011.
UniSource Energy	UniSource Energy Corporation.
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES.
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES.
UNS Gas/UNS Electric Revolver	Revolving credit facility under the Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, UES as guarantor, and a syndicate of banks, dated as of August 11, 2006. Expires on August 11, 2011.

v

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
UniSource Energy Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the “Company”) as of June 30, 2010, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, the condensed consolidated statement of changes in stockholders’ equity and comprehensive income for the six-month period ended June 30, 2010 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
August 5, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Tucson Electric Power Company:
We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the “Company”) as of June 30, 2010, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, the condensed consolidated statement of changes in stockholder’s equity and comprehensive income for the six-month period ended June 30, 2010, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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

/s/PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
Phoenix, Arizona
August 5, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Six Months Ended
June 30,			June 30,
2010	2009		2010	2009
(Unaudited)			(Unaudited)
-Thousands of Dollars-			-Thousands of Dollars-
(Except Per Share Amounts)			(Except Per Share Amounts)
		Operating Revenues
$259,940	$267,200	Electric Retail Sales	$464,686	$468,552
27,174	27,950	Electric Wholesale Sales	63,319	63,246
—	—	California Power Exchange (CPX) Provision for Wholesale Refunds	(2,970)	—
24,677	24,661	Gas Revenue	80,458	82,963
26,030	17,973	Other Revenues	50,230	34,880

337,821	337,784	Total Operating Revenues	655,723	649,641

		Operating Expenses
69,246	69,047	Fuel	129,694	123,864
65,376	64,219	Purchased Energy	147,261	140,914
2,878	2,991	Transmission	5,308	5,251
(10,330)	3,618	Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	(22,962)	10,320

127,170	139,875	Total Fuel and Purchased Energy	259,301	280,349
87,134	78,929	Other Operations and Maintenance	170,042	163,882
32,223	40,752	Depreciation	63,322	74,354
7,048	6,775	Amortization	13,620	13,848
11,952	12,363	Taxes Other Than Income Taxes	24,225	24,818

265,527	278,694	Total Operating Expenses	530,510	557,251

72,294	59,090	Operating Income	125,213	92,390

		Other Income (Deductions)
1,953	4,823	Interest Income	3,880	6,921
1,158	13,878	Other Income	7,137	14,385
(6,138)	(695)	Other Expense	(6,903)	(1,228)

(3,027)	18,006	Total Other Income (Deductions)	4,114	20,078

		Interest Expense
15,816	14,719	Long-Term Debt	31,056	29,363
11,425	11,450	Capital Leases	23,509	24,258
186	342	Other Interest Expense, Net of Interest Capitalized	514	87

27,427	26,511	Total Interest Expense	55,079	53,708

41,840	50,585	Income Before Income Taxes	74,248	58,760
16,300	19,310	Income Tax Expense	28,735	22,566

$25,540	$31,275	Net Income	$45,513	$36,194

36,322	35,687	Weighted-Average Shares of Common Stock Outstanding (000)	36,215	35,676

$0.70	$0.88	Basic Earnings per Share	$1.26	$1.01

$0.65	$0.80	Diluted Earnings per Share	$1.17	$0.95

$0.39	$0.29	Dividends Declared per Share	$0.78	$0.58

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$475,942	$499,791
Cash Receipts from Electric Wholesale Sales	79,867	92,347
Cash Receipts from Gas Sales	104,771	109,245
Cash Receipts from Operating Springerville Units 3 & 4	48,016	32,523
Interest Received	5,109	6,150
Income Tax Refunds Received	—	16,924
Performance Deposits Received	6,740	15,970
Other Cash Receipts	10,841	6,754
Purchased Energy Costs Paid	(163,922)	(165,411)
Fuel Costs Paid	(112,969)	(121,318)
Payment of Other Operations and Maintenance Costs	(103,234)	(113,975)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(79,850)	(78,321)
Wages Paid, Net of Amounts Capitalized	(63,382)	(64,073)
Interest Paid, Net of Amounts Capitalized	(28,851)	(26,967)
Capital Lease Interest Paid	(25,111)	(23,802)
Performance Deposit Payments	(6,840)	(15,750)
Income Taxes Paid	(2,228)	—
Excess Tax Benefit from Stock Options Exercised	(826)	(469)
Other Cash Payments	(3,167)	(3,943)

Net Cash Flows — Operating Activities	140,906	165,675

Cash Flows from Investing Activities
Capital Expenditures	(128,579)	(177,255)
Purchase of Sundt Unit 4 Lease Asset	(51,389)	—
Prepayment Deposit on UED Debt	(1,530)	—
Purchase of Springerville Lease Debt	—	(31,375)
Return of Investment in Springerville Lease Debt	21,667	906
Return of Investment from Millennium Energy Businesses	423	5,000
Insurance Proceeds for Replacement Assets	—	4,279
Other Cash Receipts	356	—
Other Cash Payments	(461)	(973)

Net Cash Flows — Investing Activities	(159,513)	(199,418)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	163,000	96,000
Proceeds from Issuance of Long-Term Debt	39,570	—
Proceeds from Stock Options Exercised	5,091	988
Excess Tax Benefit from Stock Options Exercised	826	469
Other Cash Receipts	4,211	3,768
Proceeds from Issuance of Short-Term Debt	—	30,000
Repayments of Borrowings Under Revolving Credit Facilities	(116,000)	(60,000)
Payments of Capital Lease Obligations	(44,905)	(14,495)
Common Stock Dividends Paid	(28,138)	(20,664)
Repayment of Long-Term Debt	(17,945)	(3,000)
Payment of Debt Issue/Retirement Costs	(1,955)	(950)
Other Cash Payments	(661)	(675)

Net Cash Flows — Financing Activities	3,094	31,441

Net Decrease in Cash and Cash Equivalents	(15,513)	(2,302)
Cash and Cash Equivalents, Beginning of Year	76,922	55,172

Cash and Cash Equivalents, End of Period	$61,409	$52,870

See Note 16 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$4,382,288	$4,147,268
Utility Plant under Capital Leases	583,374	720,628
Construction Work in Progress	152,613	144,551

Total Utility Plant	5,118,275	5,012,447
Less Accumulated Depreciation and Amortization	(1,783,411)	(1,652,296)
Less Accumulated Amortization of Capital Lease Assets	(452,726)	(574,437)

Total Utility Plant — Net	2,882,138	2,785,714

Investments and Other Property
Investments in Lease Debt and Equity	104,391	132,168
Other	57,624	60,239

Total Investments and Other Property	162,015	192,407

Current Assets
Cash and Cash Equivalents	61,409	76,922
Accounts Receivable — Customer	78,626	80,191
Unbilled Accounts Receivable	63,318	53,361
Allowance for Doubtful Accounts	(5,944)	(5,977)
Fuel Inventory	48,233	48,159
Materials and Supplies	65,539	68,633
Derivative Instruments	6,630	2,653
Regulatory Assets — Current	58,268	41,772
Deferred Income Taxes — Current	50,066	52,355
Investments in Lease Debt	5,462	—
Other	26,360	28,236

Total Current Assets	457,967	446,305

Regulatory and Other Assets
Regulatory Assets — Noncurrent	150,608	147,325
Derivative Instruments	6,502	4,498
Other Assets	23,443	24,993

Total Regulatory and Other Assets	180,553	176,816

Total Assets	$3,682,673	$3,601,242

See Notes to Condensed Consolidated Financial Statements.
(Continued)

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$772,833	$750,865
Capital Lease Obligations	439,821	488,349
Long-Term Debt	1,363,661	1,307,795

Total Capitalization	2,576,315	2,547,009

Current Liabilities
Current Obligations Under Capital Leases	59,533	40,441
Borrowing Under Revolving Credit Facility	45,000	35,000
Current Maturities of Long-Term Debt	13,000	12,195
Accounts Payable — Trade	107,800	98,990
Interest Accrued	27,442	41,396
Accrued Taxes Other than Income Taxes	38,575	36,698
Accrued Employee Expenses	24,161	27,545
Customer Deposits	27,879	25,978
Regulatory Liabilities — Current	47,378	42,229
Derivative Instruments	33,248	21,186
Other	8,244	4,038

Total Current Liabilities	432,260	385,696

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	244,441	227,199
Regulatory Liabilities — Noncurrent	189,159	211,891
Derivative Instruments	23,481	19,489
Pension and Other Postretirement Benefits	127,641	123,476
Other	89,376	86,482

Total Deferred Credits and Other Liabilities	674,098	668,537

Commitments and Contingencies (Note 6)
Total Capitalization and Other Liabilities	$3,682,673	$3,601,242

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders’
	Outstanding*	Stock	Earnings	Loss	Equity
	(Unaudited)
	-Thousands of Dollars-

Balances at December 31, 2009	35,851	$696,206	$60,461	$(5,802)	$750,865

Comprehensive Income:
2010 Year-to-Date Net Income			45,513		45,513

Unrealized Loss on Cash Flow Hedges (net of $3,096 income taxes)				(4,722)	(4,722)

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $797 income taxes)				1,216	1,216

Employee Benefit Obligations Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $68 income taxes)				105	105

Total Comprehensive Income					42,112

Dividends			(28,352)		(28,352)
Shares Issued under Deferred Compensation Plans	18	587			587
Shares Issued under Stock Compensation Plans — (net of shares redeemed for taxes)	340	5,479			5,479
Tax Benefit Realized from Share-Based Compensation Plans		826			826
Other Share-Based Compensation		1,316			1,316

Balances at June 30, 2010	36,209	$704,414	$77,622	$(9,203)	$772,833

*	UniSource Energy has 75 million authorized shares of Common Stock.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Six Months Ended
June 30,			June 30,
2010	2009		2010	2009
(Unaudited)			(Unaudited)
- Thousands of Dollars -			-Thousands of Dollars-
		Operating Revenues
$217,555	$220,007	Electric Retail Sales	$384,974	$377,771
27,983	31,985	Electric Wholesale Sales	68,025	69,743
—	—	California Power Exchange (CPX) Provision for Wholesale Refunds	(2,970)	—
27,864	19,552	Other Revenues	53,507	37,303

273,402	271,544	Total Operating Revenues	503,536	484,817

		Operating Expenses
66,694	65,038	Fuel	125,045	116,478
32,122	36,375	Purchased Power	55,857	59,417
1,049	1,259	Transmission	1,845	1,807
(7,618)	(3,634)	Decrease to Reflect PPFAC Recovery Treatment	(10,736)	(4,003)

92,247	99,038	Total Fuel and Purchased Energy	172,011	173,699
76,143	69,103	Other Operations and Maintenance	148,165	143,837
24,893	33,775	Depreciation	48,953	60,532
8,024	7,994	Amortization	15,810	16,288
9,779	10,040	Taxes Other Than Income Taxes	19,778	20,295

211,086	219,950	Total Operating Expenses	404,717	414,651

62,316	51,594	Operating Income	98,819	70,166

		Other Income (Deductions)
1,696	4,740	Interest Income	3,386	6,809
1,115	7,389	Other Income	2,333	7,977
(818)	(521)	Other Expense	(1,598)	(906)

1,993	11,608	Total Other Income (Deductions)	4,121	13,880

		Interest Expense
10,154	9,213	Long-Term Debt	20,032	18,404
11,423	11,446	Capital Leases	23,504	24,251
68	(163)	Other Interest Expense, Net of Interest Capitalized	42	(449)

21,645	20,496	Total Interest Expense	43,578	42,206

42,664	42,706	Income Before Income Taxes	59,362	41,840
15,028	16,199	Income Tax Expense	21,376	15,887

$27,636	$26,507	Net Income	$37,986	$25,953

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$392,196	$398,128
Cash Receipts from Electric Wholesale Sales	87,956	99,228
Cash Receipts from Operating Springerville Units 3 & 4	48,016	32,523
Interest Received	5,094	5,926
Income Tax Refunds Received	3,369	10,423
Reimbursement of Affiliate Charges	10,210	10,993
Other Cash Receipts	4,420	3,899
Performance Deposits Received	1,540	1,500
Fuel Costs Paid	(108,820)	(114,181)
Purchased Power Costs Paid	(62,297)	(73,459)
Payment of Other Operations and Maintenance Costs	(97,501)	(109,853)
Capital Lease Interest Paid	(25,106)	(23,796)
Wages Paid, Net of Amounts Capitalized	(51,163)	(50,926)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(59,033)	(55,617)
Interest Paid, Net of Amounts Capitalized	(18,299)	(16,154)
Perfomance Deposit Payments	(1,540)	(10,750)
Income Taxes Paid	(1,828)	(4,059)
Other Cash Payments	(1,561)	(2,213)

Net Cash Flows — Operating Activities	125,653	101,612

Cash Flows from Investing Activities
Capital Expenditures	(109,026)	(151,367)
Purchase of Sundt Unit 4 Lease Asset	(51,389)	—
Purchase of Springerville Lease Debt	—	(31,375)
Return of Investment in Springerville Lease Debt	21,667	906
Insurance Proceeds for Replacement Assets	—	4,279
Other Cash Receipts	347	—
Other Cash Payments	(1)	(407)

Net Cash Flows — Investing Activities	(138,402)	(177,964)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facility	110,000	73,000
Repayments of Borrowings Under Revolving Credit Facility	(100,000)	(43,000)
Equity Investment from UniSource Energy	15,000	30,000
Proceeds from Issuance of Long-Term Debt	30,000	—
Payments of Capital Lease Obligations	(44,851)	(14,447)
Other Cash Receipts	400	2,186
Payment of Debt Issue/Retirement Costs	(1,361)	(13)
Other Cash Payments	(202)	(279)

Net Cash Flows — Financing Activities	8,986	47,447

Net Decrease in Cash and Cash Equivalents	(3,763)	(28,905)
Cash and Cash Equivalents, Beginning of Year	22,418	33,275

Cash and Cash Equivalents, End of Period	$18,655	$4,370

See Note 16 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$3,800,096	$3,584,308
Utility Plant under Capital Leases	582,669	719,922
Construction Work in Progress	121,963	113,390

Total Utility Plant	4,504,728	4,417,620
Less Accumulated Depreciation and Amortization	(1,702,517)	(1,582,442)
Less Accumulated Amortization of Capital Lease Assets	(452,097)	(573,853)

Total Utility Plant — Net	2,350,114	2,261,325

Investments and Other Property
Investments in Lease Debt and Equity	104,391	132,168
Other	33,709	31,813

Total Investments and Other Property	138,100	163,981

Current Assets
Cash and Cash Equivalents	18,655	22,418
Accounts Receivable — Customer	63,627	62,508
Unbilled Accounts Receivable	51,562	32,368
Allowance for Doubtful Accounts	(4,048)	(3,806)
Accounts Receivable — Due from Affiliates	4,718	5,218
Fuel Inventory	48,223	48,149
Materials and Supplies	54,740	56,712
Derivative Instruments	2,599	5,043
Regulatory Assets — Current	33,594	27,026
Deferred Income Taxes — Current	50,319	50,789
Investments in Lease Debt	5,462	—
Other	22,333	24,362

Total Current Assets	351,784	330,787

Regulatory and Other Assets
Regulatory Assets — Noncurrent	140,102	137,147
Derivative Instruments	1,777	1,075
Other Assets	19,102	19,984

Total Regulatory and Other Assets	160,981	158,206

Total Assets	$3,000,979	$2,914,299

See Notes to Condensed Consolidated Financial Statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$692,729	$643,144
Capital Lease Obligations	439,821	488,311
Long-Term Debt	933,615	903,615

Total Capitalization	2,066,165	2,035,070

Current Liabilities
Current Obligations Under Capital Leases	59,440	40,332
Borrowing Under Revolving Credit Facility	45,000	35,000
Accounts Payable — Trade	91,606	71,328
Accounts Payable — Due to Affiliates	3,668	3,694
Interest Accrued	20,030	33,970
Accrued Taxes Other than Income Taxes	31,770	28,404
Accrued Employee Expenses	21,371	24,409
Customer Deposits	19,518	18,125
Derivative Instruments	8,657	9,434
Regulatory Liabilities — Current	40,262	26,639
Other	10,543	1,445

Total Current Liabilities	351,865	292,780

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	230,241	217,316
Regulatory Liabilities — Noncurrent	155,587	179,478
Derivative Instruments	12,954	11,195
Pension and Other Postretirement Benefits	121,159	116,991
Other	63,008	61,469

Total Deferred Credits and Other Liabilities	582,949	586,449

Commitments and Contingencies (Note 6)
Total Capitalization and Other Liabilities	$3,000,979	$2,914,299

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder’s
	Stock	Expense	Deficit	Loss	Equity
	(Unaudited)
	- Thousands of Dollars -

Balances at December 31, 2009	$843,971	$(6,357)	$(188,668)	$(5,802)	$643,144

Comprehensive Income:
2010 Year-to-Date Net Income			37,986		37,986

Unrealized Loss on Cash Flow Hedges (net of $3,096 income taxes)				(4,722)	(4,722)

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $797 income taxes)				1,216	1,216

Employee Benefit Obligations Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $68 income taxes)				105	105

Total Comprehensive Income					34,585

Capital Contribution from UniSource Energy	15,000				15,000

Balances at June 30, 2010	$858,971	$(6,357)	$(150,682)	$(9,203)	$692,729

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
TEP, a regulated public utility, is UniSource Energy’s largest operating subsidiary and represented approximately 81% of UniSource Energy’s assets as of June 30, 2010. TEP generates, transmits and distributes electricity to approximately 402,000 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the Western U.S. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State) and, Springerville Unit 4 on behalf of Salt River Project Agricultural Improvement and Power District (SRP).
UES holds the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UNS Gas is a gas distribution company with 145,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in Northern Arizona, as well as Santa Cruz county in Southeast Arizona. UNS Electric is an electric transmission and distribution company with approximately 91,000 retail customers in Mohave and Santa Cruz counties. UED provides power to UNS Electric through a power sale agreement.
Millennium holds investments in unregulated businesses. Millennium fully impaired its investment in a private equity fund which held an unregulated energy investment as of June 30, 2010. In March 2010, Millennium sold its interest in Nations Energy Corporation. See Note 13.
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
In an effort to more closely match GAAP taxonomies in extensible business reporting language, more commonly known as XBRL, UniSource Energy and TEP made the following balance sheet presentation changes from previously issued financial statements to conform to the current presentation:
•	Accounts Receivable — Retail and Other, and Accounts Receivable Wholesale are no longer shown separately, but, instead are reported as Accounts Receivable — Customers, or Accounts Receivable — Non-customers reported in Other Assets;
•	Separately report Fuel Inventory which was previously combined with Materials Inventory;
•	Rather than being shown separately, all regulatory balances are reported in either Regulatory Assets — Current, Regulatory Assets — Noncurrent, Regulatory Liabilities - Current, or Regulatory Liabilities — Noncurrent;
•	Combined Accounts Payable and Accounts Payable — Purchased Power to report in the aggregate as Accounts Payable — Trade; and
•	Customer Advances for Construction are no longer shown separately; but, instead, are reported as Other within Deferred Credits and Other Liabilities.

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
TEP PURCHASED POWER AND FUEL ADJUSTMENT CLAUSE (PPFAC)
The PPFAC allows recovery of fuel, transmission, and purchased power costs, including demand charges and the prudent costs of contracts for hedging fuel and purchased power costs. In March 2010, the ACC approved a 0.09 cent PPFAC rate effective April 2010, compared to a 0.18 cent PPFAC rate that expired March 2010. This includes a forward component credit of (0.08) cents and a true-up component of 0.17 cents. TEP offsets the forward and true-up components of the PPFAC with Fixed Competition Transition Charge (CTC) revenue to be refunded, resulting in a PPFAC charge of zero to customers until the CTC is fully credited. TEP had no PPFAC rate in the first quarter of 2009.
The following table shows the balance of (Over-) Under-Recovered Purchased Energy Costs:

	June 30,	December 31,
	2010	2009
	-Millions of Dollars-
Fixed CTC Revenue to be Refunded Within the Next 12 Months; Included in Regulatory Liabilities — Current	$(19)	$(9)

Under-Recovered Purchased Energy Costs — Regulatory Basis as Billed to Customers	$47	$29
Reduction in Under-Recovered Purchased Energy Costs as Estimated through Accrued Unbilled Revenues	(16)	(9)
Fixed CTC Revenue to be Refunded	(23)	(37)

Total Included in Regulatory Assets (Liabilities) — Noncurrent	$8	$(17)

The $4 million amortization of Fixed CTC Revenue to be Refunded appears in the accompanying income statements as a part of retail revenues in 2010. The $11 million 2010 net increase in Under-Recovered Purchased Energy Costs appears in the income statement as a credit to fuel and purchased power costs in the line item Increase (Decrease) to Reflect PPFAC Recovery Treatment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
The following table summarizes TEP’s regulatory assets and liabilities:

	June 30,	December 31,
	2010	2009
	-Millions of Dollars-
Regulatory Assets — Current
Property Tax Deferrals	$16	$16
Derivative Instruments	7	4
Deregulation Costs	4	4
Demand Side Management (DSM) Assets	3	—
Other Current Regulatory Assets	4	3

Total Regulatory Assets — Current	34	27

Regulatory Assets — Noncurrent
Pension and Other Postretirement Benefits	78	80
Income Taxes Recoverable through Future Revenues	18	18
Final Mine Reclamation Costs	10	9
Under-Recovered Purchased Energy Costs	8	—
San Juan Coal Contract Amendment	7	7
Retiree Health Care Costs	6	6
Unamortized Loss on Reacquired Debt	6	4
Deregulation Costs	5	7
Derivative Instruments	2	5
Other Regulatory Assets	—	1

Total Regulatory Assets — Noncurrent	140	137

Current Regulatory Liabilities
Over-Recovered Purchased Energy Costs	(19)	(9)
Renewable Energy Standards Tariff (REST)	(19)	(17)
Other Current Regulatory Liabilities	(2)	(1)

Total Current Regulatory Liabilities	(40)	(27)

Regulatory Liabilities — Noncurrent
Net Cost of Removal for Interim Retirements	(156)	(162)
Over-Recovered Purchased Energy Costs	—	(17)

Total Regulatory Liabilities — Noncurrent	(156)	(179)

Total Net Regulatory Assets (Liabilities)	$(22)	$(42)

UNS GAS RATES AND REGULATION
2008 General Rate Case Filing
In November 2008, UNS Gas filed the general rate case (on a cost of service basis) with the ACC requesting a total rate increase of 6% to cover a revenue deficiency of $10 million. Effective April 2010, the ACC approved a rate increase of 2% ($3 million), including an 8% return on original cost rate base, effective April 1, 2010. The rate increase is intended to cover the costs of providing service.
Purchased Gas Adjuster (PGA) Mechanism
UNS Gas’ retail rates include a PGA mechanism intended to address the volatility of natural gas prices and allow UNS Gas to recover its actual commodity costs, including transportation, through a price adjuster. All purchased gas commodity costs, including transportation, increase the PGA bank, a balancing account. UNS Gas recovers these costs or returns amounts over-collected from/to ratepayers through a PGA mechanism. In October 2009, the ACC approved an 8 cent per therm PGA surcredit, effective November 2009 through October 2010. See table below for the balance of Over-Recovered Purchased Energy Costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
UNS Gas has the following Regulatory Assets and Liabilities:

	June 30,	December 31,
	2010	2009
	-Millions of Dollars-
Current Assets
Derivative Instruments	$8	$5
Other Regulatory Assets
Pension Obligations	2	2
Derivative Instruments	2	3
Other Regulatory Assets	1	1
Regulatory Liabilities
Over-Recovered Purchased Energy Costs	(6)	(10)
Net Cost of Removal for Interim Retirements	(21)	(21)

Total Net Regulatory Assets (Liabilities)	$(14)	$(20)

UNS ELECTRIC RATES AND REGULATION
2009 General Rate Case Filing
In April 2009, UNS Electric filed a general rate case with the ACC (on a cost of service basis) requesting a rate increase of 7.4% to cover a revenue deficiency of $14 million. Hearings before an ACC administrative law judge concluded in February 2010. UNS Electric expects the ACC to rule on its rate case by the end of September 2010.
UNS Electric Purchased Power and Fuel Adjustment Clause (PPFAC)
The PPFAC allows recovery of fuel and purchased power costs, including demand charges and the prudent costs of contracts for hedging fuel and purchased power costs. In April 2010, UNS Electric filed an annual PPFAC recommendation with the ACC to have a (0.28) cent PPFAC surcredit for twelve months. This includes a forward component credit of (0.42) cents and a true-up component of 0.14 cents. The surcredit was effective starting June 2010.
UNS Electric’s regulatory assets and liabilities were as follows:

	June 30,	December 31,
	2010	2009
	-Millions of Dollars-
Current Regulatory Assets
Derivative Instruments	$13	$9
Under-Recovered Purchased Power Costs	3	—
Other Regulatory Assets
Derivative Instruments	4	2
Pension Assets	2	2
Other	—	1
Current Regulatory Liabilities
REST	(1)	—
Over-Recovered Purchased Power Costs	—	(5)
Other Regulatory Liabilities
Net Cost of Removal for Interim Retirements	(12)	(12)

Total Net Regulatory Assets (Liabilities)	$9	$(3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
REST/DSM
The ACC allows TEP and UNS Electric to include a REST tariff on customer bills to recover qualified expenditures related to renewable energy projects. TEP and UNS Electric are required to file a five-year implementation plan with the ACC, and annually seek approval for the upcoming year’s REST funding amount. For 2010, the ACC approved collections through the REST tariff of $32 million for TEP, and a $8 million for UNS Electric. In June of 2010, the ACC approved annual collection through the DSM tariffs of $12 million for TEP, $2 million for UNS Electric, and $1 million for UNS Gas.
In April 2010, the ACC approved TEP’s use of REST and PPFAC funds to add approximately 30 MW of solar generating capacity, through long-term power purchase contracts. In April 2010, the ACC approved UNS Electric’s use of REST and PPFAC funds to add more than 7 MW of wind generating capacity and 0.5 MW of solar generating capacity, through a long-term power purchase contract. See Note 6 for additional information.
In May 2010, the ACC approved a funding mechanism for approximately 3 MW of TEP owned projects. The mechanism allows TEP to use REST funds to recover operating costs, depreciation, property taxes and provide TEP with a return on its investment until these costs could be recovered as part of TEP’s base rates. We expect these projects to be completed by the end of 2010 and TEP to begin cost recovery through the REST in January 2011. In July 2010, TEP filed its 2011 REST implementation plan with the ACC. The plan includes a proposal for TEP to invest in approximately 7 MW of TEP owned solar projects per year. These company-owned solar projects would be installed between 2011 and 2014. The plan includes the same funding mechanism that was approved by the ACC in May 2010.
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
The UniSource Energy and UES holding companies, Millennium, and UED are included in Other. Reconciling adjustments consist of the elimination of intersegment revenues which were due to the following transactions and are eliminated in consolidation:

	Reportable Segments
		UNS	UNS
	TEP	Gas	Electric
	-Millions of Dollars-			Other
Intersegment Revenue
Three Months Ended June 30, 2010
Wholesale Sales — TEP to UNS Electric	$6	$—	$—	$—
Wholesale Sales — UNS Electric to TEP	—	—	—	—
Wholesale Sales — UED to UNS Electric	—	—	—	3
Gas Revenue — UNS Gas to UNS Electric & UED	—	1	—	—
Other Revenue — TEP to Affiliates(1)	2	—	—	—
Other Revenue — Millennium to TEP, UNS Electric, & UNS Gas(2)	—	—	—	4
Other Revenue — TEP to UNS Electric(3)	1	—	—	—

Total Intersegment Revenue	$9	$1	$—	$7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

		UNS	UNS
	TEP	Gas	Electric	Other
	-Millions of Dollars-
Three Months Ended June 30, 2009
Wholesale Sales — TEP to UNS Electric	$5	$—	$—	$—
Wholesale Sales — UNS Electric to TEP	—	—	1	—
Wholesale Sales — UED to UNS Electric	—	—	—	3
Gas Revenue — UNS Gas to UNS Electric & UED	—	1	—	—
Other Revenue — TEP to Affiliates(1)	2	—	—	—
Other Revenue — Millennium to TEP, UNS Electric, & UNS Gas(2)	—	—	—	4
Other Revenue — TEP to UNS Electric & UNS Gas(3)	1	—	—	—

Total Intersegment Revenue	$8	$1	$1	$7

Six Months Ended June 30, 2010
Wholesale Sales — TEP to UNS Electric	$13	$—	$—	$—
Wholesale Sales — UNS Electric to TEP	—	—	1	—
Wholesale Sales — UED to UNS Electric	—	—	—	5
Gas Revenue — UNS Gas to UNS Electric & UED	—	2	—	—
Other Revenue — TEP to Affiliates(1)	4	—	—	—
Other Revenue — Millennium to TEP, UNS Electric, & UNS Gas(2)	—	—	—	8
Other Revenue — TEP to UNS Electric(3)	1	—	—	—

Total Intersegment Revenue	$18	$2	$1	$13

Six Months Ended June 30, 2009
Wholesale Sales — TEP to UNS Electric	$7	$—	$—	$—
Wholesale Sales — UNS Electric to TEP	—	—	2	—
Wholesale Sales — UED to UNS Electric	—	—	—	6
Gas Revenue — UNS Gas to UNS Electric & UED	—	2	—	—
Other Revenue — TEP to Affiliates(1)	4	—	—	—
Other Revenue — Millennium to TEP, UNS Electric, & UNS Gas(2)	—	—	—	8
Other Revenue — TEP to UNS Electric & UNS Gas(3)	1	—	—	—

Total Intersegment Revenue	$12	$2	$2	$14

(1)	TEP provides corporate services (finance, accounting, tax, information technology services, etc.) to UniSource Energy and its subsidiaries.

(2)	Millennium provides supplemental workforce and meter reading services to TEP, UNS Electric and UNS Gas.

(3)	TEP provides control area services to UNS Electric.
Other significant reconciling adjustments include the elimination of investments in subsidiaries held by UniSource Energy, and reclassifications of deferred tax assets and liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments					UniSource
		UNS	UNS		Reconciling	Energy
	TEP	Gas	Electric	Other	Adjustments	Consolidated
	-Millions of Dollars-
Income Statement
Three Months Ended June 30, 2010:
Operating Revenues — External	$264	$25	$49	$—	$—	$338
Operating Revenues — Intersegment	9	1	—	7	(17)	—
Income (Loss) Before Income Taxes	43	1	3	(5)	—	42
Net Income (Loss)	28	1	2	(5)	—	26

Three Months Ended June 30, 2009:
Operating Revenues — External	$264	$26	$48	$—	$—	$338
Operating Revenues — Intersegment	8	1	1	7	(17)	—
Income Before Income Taxes	43	—	3	5	—	51
Net Income	27	—	2	3	(1)	31

Six Months Ended June 30, 2010:
Operating Revenues — External	$486	$81	$89	$—	$—	$656
Operating Revenues — Intersegment	18	2	1	13	(34)	—
Income Before Income Taxes	59	10	8	(4)	1	74
Net Income	38	6	5	(4)	1	46

Six Months Ended June 30, 2009:
Operating Revenues — External	$473	$85	$92	$—	$—	$650
Operating Revenues — Intersegment	12	2	2	14	(30)	—
Income Before Income Taxes	42	8	4	5	—	59
Net Income	26	5	2	3	—	36
NOTE 4. DEBT, CREDIT FACILITIES AND CAPITAL LEASE OBLIGATIONS
UNISOURCE ENERGY CREDIT AGREEMENT
UniSource Energy had the following balances outstanding under the UniSource Energy Credit Agreement:

	Current	Long-		Current	Long-
	Liabilities	Term Debt	Total	Liabilities	Term Debt	Total
	-Millions of Dollars-
	June 30, 2010			December 31, 2009
Revolver	$—	$54	$54	$—	$31	$31
Term Loan	6	—	6	6	3	9
On August 4, 2010, UniSource Energy had $52 million in borrowings outstanding under its revolving credit facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
TEP SUNDT UNIT 4 CAPITAL LEASE PURCHASE
In January 2010, TEP entered into a commitment to purchase 100% of the equity interest in Sundt Unit 4 from the owner participants for $52 million, resulting in an increase in capital lease assets and the capital lease obligation. In March 2010, TEP paid the owner participants $52 million reducing the capital lease obligation. In April 2010, TEP paid the final outstanding Sundt Unit 4 lease obligation of $5 million to terminate the lease and reclassified the capital lease asset and the related leasehold improvements to plant in service. TEP is depreciating the asset over its best estimate of remaining plant life at the time of purchase which is twenty five years.
TEP DEBT
At June 30, 2010, TEP had $45 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit agreement. The letters of credit were issued to provide credit enhancements for energy purchase contracts and hedging activities. As of December 31, 2009, TEP had $35 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit facility. On August 4, 2010, TEP had $60 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit facility. The revolving loan balances are included in Current Liabilities in the UniSource Energy and TEP balance sheets.
TEP Term Loan Borrowing
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
2008 Pima B Bonds Interest Conversion
In January 2010, TEP converted the interest on the $130 million of 2008 Pima B Bonds from a variable rate to a fixed rate. The Pima B Bonds were reoffered in January 2010, with a term rate of 5.75% through maturity on September 2029. Interest is payable semi-annually beginning June 1, 2010. The bonds are callable at par beginning January 2015. Accordingly, the associated letter of credit which supported the 2008 variable rate Pima B Bonds was terminated on January 12, 2010, and the TEP mortgage bonds which collateralized the letter of credit were canceled. TEP capitalized $1 million of costs related to the transaction.
UNS GAS/UNS ELECTRIC REVOLVING CREDIT AGREEMENT
UNS Electric had $15 million and $11 million in outstanding letters of credit under the UNS Gas/UNS Electric Revolver as of June 30, 2010 and December 31, 2009, respectively, which are not shown on the balance sheet. As of August 4, 2010, UNS Electric had $19 million of outstanding letters of credit under the UNS Gas/UNS Electric Revolver.
UED BORROWINGS
In February 2010, UED amended its senior secured term loan facility to extend the termination date by two years to March 2012, and to increase borrowings by $9 million bringing the outstanding balance to $35 million. UED capitalized less than $1 million in costs related to the transaction. As of June 30, 2010, UED owed $33 million under the UED Credit Agreement.
OTHER
As of June 30, 2010, UniSource Energy and its subsidiaries were in compliance with the terms of their respective loan and credit agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 5. INCOME TAXES
For the quarters ended June 30, 2010 and June 30, 2009, the effective tax rate differed from the federal rate, primarily due to state income taxes and the impact of the domestic production activities deduction. In addition, the effective rate for the quarter ended June 30, 2010 was impacted by an increase in the valuation allowance relating to a capital loss from Millennium’s sale of Nations Energy Corporation.
UniSource Energy recognized a $12 million capital loss from Millennium’s sale of Nations Energy Corporation during the quarter ended March 31, 2010. The loss generated a deferred tax asset of $5 million. As of March 31, 2010 UniSource Energy had reduced the $5 million capital loss deferred tax asset by a $2 million valuation allowance. Corporate capital losses can reduce taxable income if there are offsetting capital gains during 2010, the 3-year carryback period, or the 5-year carryforward period. If they remain unused after the 5-year carryforward period, they expire. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or the entire deferred tax asset, will not be realized. Management expects to use $2 million of the deferred tax asset during the 3 year carryback period. Management expects the remaining $3 million deferred tax asset to expire unused. As a result, a $1 million increase in the valuation allowance was recorded during the quarter ended June 30, 2010.
NOTE 6. COMMITMENTS AND CONTINGENCIES
TEP COMMITMENTS
Firm Purchase Commitments
In 2010, TEP entered into new long-term, forward purchase power commitments in addition to those reported in our 2009 Annual Report on Form 10-K. These contracts will settle in June 2011 through September 2011 with prices that are indexed to natural gas prices. TEP’s estimated minimum payment obligation for these purchases is $8 million based on projected market prices as of June 30, 2010.
Renewable Energy Purchase Power Agreements
In 2009, TEP entered into three 20 year long-term purchase power agreements with developing renewable energy generation facilities. The ACC approved the agreements in April 2010. The facilities are expected to begin commercial operation during 2011 or 2012. TEP is required to purchase the full output of each facility for 20 years. Expected capacities range from 1.4 MW to 25 MW. TEP is only obligated to pay for actual energy delivered. There are no minimum payment obligations under these contracts. TEP is authorized to recover a portion of the cost of renewable energy through the PPFAC with the balance of cost recoverable through the REST surcharge.
In 2010, TEP entered into similar long-term renewable energy contracts for approximately 140 MW. These agreements are subject to ACC approval of cost recovery, which is expected later in 2010. These facilities are also expected to begin commercial operation during 2011 or 2012.
In June 2010, TEP entered into a $7 million contract for construction of a 1.6 MW solar installation that is expected to be in service by the end of 2010. In July 2010, TEP entered into a $7 million contract for a 1.8 MW solar installation in Springerville that is also expected to be in service by the end of 2010. The ACC approved recovery of the revenue requirements associated with these projects in May 2010.
UNS ELECTRIC COMMITMENTS
In 2010, UNS Electric entered into forward power purchase agreements through December 2012. UNS Electric estimates its minimum payments for these forward purchases to be $15 million in 2011 and $2 million in 2012. Certain of these purchased power contracts are at a fixed price per MWh and others are indexed to natural gas prices. For indexed contracts, commitments are based on projected market prices as of June 30, 2010.
In 2009, UNS Electric entered into a 20 year long-term purchase power agreement with a developing renewable energy generation facility. The agreement was subject to ACC approval, which was received in April 2010. The facility is expected to begin commercial operation in 2011. UNS Electric is required to purchase the full output of the facility for 20 years. The facility has an expected minimum capacity of 7 MW. UNS Electric is only obligated to pay for actual energy delivered. There is no minimum payment obligation under this contract. UNS Electric is authorized to recover a portion of the cost of renewable energy through the PPFAC with the balance of cost recovery through the REST surcharge.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
UNS GAS COMMITMENTS
In 2010, UNS Gas entered into forward gas purchase agreements through May 2015. UNS Gas estimates its minimum payments for these forward purchases to be $4 million in 2011 and 2012, $2 million in 2013 and less than $1 million in each of 2014 and 2015.
UNISOURCE ENERGY COMMITMENTS
In 2009, UniSource Energy purchased land to construct a new headquarters building in downtown Tucson. In April 2010, UniSource Energy signed a design-build contract committing to a payment of $14 million for the first phase of the construction project expected to be completed in the second quarter of 2011.
TEP CONTINGENCIES
El Paso Electric Transmission
In 2006, El Paso filed a complaint with the FERC claiming that TEP must request service under El Paso’s Open Access Transmission Tariff (OATT) in order to transmit power from Luna to TEP’s system. TEP filed a counter complaint stating that TEP has existing rights under a 1982 Tucson-El Paso Transmission Agreement and, therefore, is not required to pay for transmission service under El Paso’s OATT. In November 2008, the FERC issued an order supporting TEP’s position. In December 2008, pending resolution, El Paso refunded to TEP $10 million paid for transmission service from Luna during the period 2006 to 2008 and interest of $1 million. TEP is no longer accruing for transmission service under El Paso’s OATT.
In July 2010, the FERC issued an order denying El Paso’s request for rehearing of FERC’s November 2008 order. In July 2010, El Paso filed an appeal in the United States Court of Appeals for the District of Columbia Circuit. TEP did not recognize income in the second quarter of 2010 as a result of the July FERC decision.
In December 2008, TEP filed a complaint in the United States Federal District Court against El Paso seeking a $2 million reimbursement from El Paso for transmission charges paid by TEP to Public Service Company of New Mexico (PNM) for transmission service in an attempt to mitigate TEP’s damages before FERC issued its decision in November 2008. In September 2009, the District Court denied El Paso’s motion to dismiss TEP’s complaint and stayed the proceeding pending a final resolution of the FERC proceedings and any appeal. TEP cannot predict the timing or outcome of this lawsuit.
Claims Related to Navajo Generating Station
In June 1999, the Navajo Nation filed suit against Salt River Project (SRP), several Peabody Coal Company entities (including Peabody Western Coal Company (Peabody), the coal supplier to Navajo Generating Station (Navajo), Southern California Edison Company, and other defendants in the U.S. District Court for the District of Columbia (D.C. Lawsuit). Although TEP is not a named defendant in the D.C. Lawsuit, TEP is a 7.5% participant in the Navajo. The D.C. Lawsuit alleges, among other things, that the defendants obtained a favorable coal royalty rate on the lease agreements under which Peabody mines coal by improperly influencing the outcome of a federal administrative process pursuant to which the royalty rate was to be adjusted. The suit seeks $600 million in damages, treble damages, punitive damages of not less than $1 billion, and the ejection of defendants from all possessory interests and Navajo Tribal lands arising out of the primary coal lease. In July 2001, the District Court dismissed all claims against SRP. In March 2008, the District Court lifted a stay that had been in place since October 2004 and referred pending discovery related motions to a magistrate judge. In February 2010, the District Court extended the discovery deadline and set other procedural deadlines at various dates between March 2010 and February 2011. In April 2010, the Navajo Nation filed a Second Amended Complaint.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
In 2004, Peabody filed a complaint in the Circuit Court for the City of St. Louis, Missouri against the participants at Navajo, including TEP, for reimbursement of royalties and other costs arising out of the D.C. Lawsuit. In July 2008, the parties entered into a joint stipulation of dismissal of these claims which was approved by the Circuit Court. TEP cannot predict whether the lawsuit will be refiled based upon the final outcome of the D.C. Lawsuit.
Claims Related to San Juan Generating Station
In December 2009, TEP received a Notice of Intent to Sue (RCRA Notice) under the Resource Conservation and Recovery Act (RCRA) from the Sierra Club. The RCRA Notice was also sent to all San Juan Generating Station (San Juan) owners, to San Juan Coal Company (SJCC), which operates the San Juan mine that supplies coal to San Juan, and to SJCC parent BHP Minerals International Inc. (BHP). Additionally, TEP was informed that in December 2009 SJCC and BHP received a separate Notice of Intent to Sue under the Surface Mine Control and Reclamation Act (SMCRA) from the Sierra Club. In April 2010, the Sierra Club filed a citizens suit under RCRA and SMCRA in the U.S. District Court for the District of New Mexico against Public Service Company of New Mexico (PNM), as operator of San Juan, PNM parent PNM Resources, Inc. (PNMR), SJCC and BHP. The Sierra Club alleges in the suit that certain activities at San Juan and the San Juan mine associated with the treatment, storage and disposal of coal and coal combustion by-products (CCBs) are causing imminent and substantial harm to the environment, including ground and surface water in the region, and that placement of CCBs at the mine constitute “open dumping” in violation of RCRA. The RCRA claims are asserted against PNM, PNMR, SJCC and BHP. The suit also includes claims under SMCRA which are directed only against SJCC and BHP. The suit seeks the following relief: an injunction requiring the parties to undertake certain mitigation measures with respect to the placement of CCBs at the mine or to cease placement of CCBs at the mine; the imposition of civil penalties; and, attorney’s fees and costs. None of the defendants have been formally served with the complaint. On July 10, 2010, the Sierra Club filed an amended complaint that corrected some technical deficiencies in its original complaint. The factual allegations remained the same. PNM plans an aggressive defense of the RCRA claims in the suit. As a 20% owner of San Juan, TEP is liable for its share of any resulting liabilities. TEP cannot predict the outcome of this matter at this time.
SJCC, the coal supplier to San Juan, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine that supplies coal to San Juan. Certain gas producers have oil and gas leases with the federal government, the State of New Mexico and private parties in the area of the underground mine. These gas producers allege that SJCC’s underground coal mining operations have or will interfere with their gas production and will reduce the amount of natural gas that they would otherwise be entitled to recover. SJCC has compensated certain gas producers for any remaining gas production from a well when it was determined that mining activity was close enough to warrant shutting down the well. These settlements, however, do not resolve all potential claims by gas producers in the underground mine area. As a 20% owner of San Juan, TEP is liable for its share of any resulting liabilities. TEP cannot estimate the impact of any future claims by these gas producers on the cost of coal at San Juan.
Regional Haze Findings
The EPA’s regional haze rules require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility. The rules call for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas and to submit a state implementation plan (SIP) to the EPA. In June 2010, the New Mexico Environment Department (NMED) filed its proposed regional haze SIP with the New Mexico Environmental Improvement Board (EIB). The SIP proposes that the BART for nitrogen oxides at San Juan is a technology known as “selective catalytic reduction” (SCR) plus “sorbent injection.” PNM, the operator at San Juan, previously analyzed SCR and concluded it was not the BART and intends to vigorously challenge the NMED’s proposal. PNM’s earlier 2007 analysis estimated the cost of installation of SCR technology with sorbent injection at San Juan to be $790 million. TEP’s share would be approximately 19.8% based on its ownership percentage. These technologies would also increase operating costs at the generating station.
Following a hearing by the EIB and EIB approval, the approved SIP will be submitted to the EPA for approval. Under a court ordered deadline, the EPA is required to have the state’s SIP approved and in place by November 10, 2010. If the EPA approves the SIP, including the NMED’s BART determination, the San Juan participants would have five years after the EPA’s final determination to achieve compliance with such BART requirements. TEP cannot predict the ultimate outcome of this matter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Environmental Reclamation at Remote Generating Stations
TEP currently pays on-going reclamation costs related to the coal mines which supply the remote generating stations, and it is probable that TEP will have to pay a portion of final reclamation costs upon mine closure. When a reasonable estimate of final reclamation costs is available, the liability is recognized as a cost of coal over the remaining term of the corresponding coal supply agreement. At June 30, 2010, and at December 31, 2009, TEP recorded liabilities of $10 million based on TEP’s estimated $17 million obligation at the expiration dates of the coal supply agreements in 2011 through 2019.
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
California Energy Market Issues
In March 2010, TEP and the California Attorney General, California Public Utilities Commission and various private entities (collectively California Parties) reached a settlement in principal of all remaining claims against TEP related to TEP’s transactions in the Western energy markets including the California Power Exchange and the California Independent System Operator during the California energy crisis of 2000 and 2001. As a result of the settlement with the California Parties, TEP recognized an additional liability of $4 million in March 2010, bringing TEP’s gross liability related to these claims to $6 million. In April 2010, TEP and the California Parties entered into a written settlement agreement that FERC approved in June 2010 and TEP paid the liability in July 2010. Also, in association with the California Parties settlement, in March 2010, TEP recorded a receivable from SRP for approximately $1 million related to a long-term power sale agreement between TEP and SRP. The net $3 million is shown on TEP’s income statement as contra revenue. In addition, in March 2010, UNS Electric reached a related settlement with Arizona Public Service Company (APS) and recorded Other Income of $3 million that has since been received in cash. The settlements described above offset and had no impact on UniSource Energy’s consolidated results in the first half of 2010.
Tucson to Nogales Transmission Line
TEP and UNS Electric are parties to a project development agreement for the joint construction of an approximately 60-mile transmission line from Tucson to Nogales, Arizona. UNS Electric’s participation in this project was initiated in response to an order by the ACC to improve reliability to UNS Electric’s retail customers in Nogales, Arizona.
In 2002, the ACC approved the location and construction of the proposed 345-kV line along a route identified as the Western Corridor route subject to a number of conditions, including obtaining all required permits from state and federal agencies. The U.S. Forest Service subsequently identified a preference for a route identified as the Central Corridor route in the final Environmental Impact Statement for the project. TEP is considering options for the project including potential new routes. If a decision is made to pursue an alternative route, approvals will be needed from the ACC, the Department of Energy, U.S. Forest Service, Bureau of Land Management, and the International Boundary and Water Commission. As of June 30, 2010, TEP had capitalized $11 million related to the project, including $2 million of land and land rights. If TEP does not receive the required approvals or abandons the project, TEP believes cost recovery is probable for prudent and reasonably incurred costs related to the project as a consequence of the ACC’s requirement for a second transmission line serving the Nogales, Arizona area.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
GUARANTEES
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are:
•	UES’ guarantee of $100 million senior unsecured notes issued by UNS Gas and $100 million senior unsecured notes issued by UNS Electric;
•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver;
•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas; and
•	UniSource Energy’s guarantee of the $33 million of outstanding loans under the UED Credit Agreement.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The amounts recorded in the balance sheet (carrying value) and the estimated fair values of our financial instruments included the following:

	June 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	-Millions of Dollars-
Assets:
TEP Investment in Lease Debt and Equity	$110	$123	$132	$140
Millennium Note Receivable	15	15	15	15
Liabilities:
Fixed Rate Long-Term Debt
TEP	575	437	445	336
UniSource Energy	925	806	795	693
Variable Rate Long-Term Debt
UniSource Energy and TEP	329	329	459	452
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

The table above includes pension benefit costs of less than $0.5 million and other postretirement benefit costs of less than $0.1 million for UNS Gas and UNS Electric.

			Other Postretirement
	Pension Benefits		Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	-Millions of Dollars-
Components of Net Periodic Benefit Cost
Service Cost	$4	$4	$1	$1
Interest Cost	8	7	2	2
Expected Return on Plan Assets	(7)	(5)	—	—
Amortization of Prior Service Cost	—	—	—	(1)
Amortization of Net Loss	2	4	—	—

Net Periodic Benefit Cost	$7	$10	$3	$2

The table above includes pension benefit costs of less than $1 million and other postretirement benefit costs of less than $0.1 million for UNS Gas and UNS Electric.
NOTE 9. SHARE-BASED COMPENSATION PLANS
RESTRICTED STOCK UNITS AND PERFORMANCE SHARES
Restricted Stock Units
In May 2010, the Compensation Committee of the UniSource Energy Board of Directors granted 15,620 restricted stock units to non-employee directors at a grant date fair value of $31.69 per share. The restricted stock units vest in one year or immediately upon death, disability, or retirement. Compensation expense equal to the fair market value on the grant date is recognized over the vesting period. Fully vested but undistributed stock unit awards accrue dividend equivalent stock units based on the fair market value of common shares on the date the dividend is paid. In the January following the year the person is no longer a Director, Common Stock shares will be issued for the vested stock units.

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
SHARE-BASED COMPENSATION EXPENSE
UniSource Energy and TEP recorded share-based compensation expense, net of amounts capitalized of less than $1 million, for each of the three months ended June 30, 2010 and 2009 and approximately $1 million for each of the six months ended June 30, 2010 and 2009.
At June 30, 2010, the total unrecognized compensation cost related to non-vested share-based compensation was $4 million, which will be recorded as compensation expense over the remaining vesting periods through December 2012. The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at June 30, 2010, was 1 million.
NOTE 10. FAIR VALUE MEASUREMENTS
The following tables set forth, by level within the fair value hierarchy, UniSource Energy and TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010, and December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no transfers between Levels 1, 2 or 3 for either reporting period.

	UniSource Energy
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	June 30, 2010
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$31	$—	$—	$31
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	14	—	14
Equity Investments (3)	—	—	1	1
Collateral Posted (4)	—	2	—	2
Energy Contracts (5)	—	—	13	13

Total Assets	31	16	14	61

Liabilities
Energy Contracts (5)	—	(22)	(24)	(46)
Interest Rate Swaps (6)	—	(10)	—	(10)

Total Liabilities	—	(32)	(24)	(56)

Net Total Assets and (Liabilities)	$31	$(16)	$(10)	$5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	UniSource Energy
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2009
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$51	$—	$—	$51
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	14	—	14
Equity Investments (3)	—	—	6	6
Collateral Posted (4)	—	2	—	2
Energy Contracts (5)	—	1	6	7

Total Assets	51	17	12	80

Liabilities
Energy Contracts (5)	—	(16)	(19)	(35)
Interest Rate Swaps (6)	—	(6)	—	(6)

Total Liabilities	—	(22)	(19)	(41)

Net Total Assets and (Liabilities)	$51	$(5)	$(7)	$39

	TEP
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	June 30, 2010
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$9	$—	$—	$9
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	14	—	14
Energy Contracts (5)	—	—	4	4

Total Assets	9	14	4	27

Liabilities
Energy Contracts (5)	—	(9)	(2)	(11)
Interest Rate Swaps (6)	—	(10)	—	(10)

Total Liabilities	—	(19)	(2)	(21)

Net Total Assets and (Liabilities)	$9	$(5)	$2	$6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	TEP
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2009
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$8	$—	$—	$8
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	14	—	14
Energy Contracts (5)	—	1	5	6

Total Assets	8	15	5	28

Liabilities
Energy Contracts (5)	—	(5)	(9)	(14)
Interest Rate Swaps (6)	—	(6)	—	(6)

Total Liabilities	—	(11)	(9)	(20)

Net Total Assets and (Liabilities)	$8	$4	$(4)	$8

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of commercial paper, money market funds and certificates of deposit.

(2)	Rabbi Trust Investments consist of amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan (SERP) benefits. The valuation is based on quoted prices, traded in active markets. These investments are included in Investments and Other Property — Other in the UniSource Energy and TEP balance sheets.

(3)	Equity Investments are, in the absence of readily ascertainable market values, based on the investment partner’s valuations and comprise Millennium’s equity investments in unregulated businesses. These investments are included in Investments and Other Property — Other in the UniSource Energy balance sheet.

(4)	Collateral provided for energy contracts with counterparties to reduce credit risk exposure. Collateral posted is included in Current Assets — Other in the UniSource Energy and TEP balance sheets.

(5)	Energy Contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to reduce exposure to energy price risk. These contracts are included in Derivative Instruments in the UniSource Energy and TEP balance sheets. The valuation techniques are described below. See Note 17 for additional information.

(6)	Interest Rate Swaps are valued based on the six-month LIBOR index or the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap index. These interest rate swaps are included in Derivative Instruments in the UniSource Energy and TEP balance sheets.
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
Derivatives valued using an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers are categorized in Level 3. For both power and gas prices, TEP and UNS Electric obtain quotes from brokers, major market participants, exchanges or industry publications as well as its own price experience from active transactions in the market. TEP and UNS Electric primarily use one set of quotations each for power and for gas, and then use the other sources as validation of those prices. The broker providing quotes for power prices states that the market information provided is indicative only, but believes it to be reflective of market conditions as of the time and date indicated. In addition, energy derivatives include contracts where published prices are not readily available. These include contracts for delivery periods during non-standard time blocks, contracts for delivery during only a few months of a given year when prices are quoted only for the annual average, or contracts for delivery at illiquid delivery points. In these cases, TEP and UNS Electric apply certain management assumptions to value such contracts. These assumptions include applying percentage multipliers to value non-standard time blocks, applying historical price curve relationships to calendar year quotes, and including adjustments for transmission and line losses to value contracts at illiquid delivery points. We also consider the impact of counterparty credit risk using current and historical default and recovery rates as well as our own credit risk using market credit default swap data. TEP and UNS Electric review these assumptions on a quarterly basis.

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
The following tables set forth a reconciliation of changes in the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended
	June 30, 2010
	- Millions of Dollars -
	UniSource Energy			TEP
	Energy	Equity		Energy
	Contracts	Investments	Total	Contracts
Balance, as of April 1, 2010	$(16)	$6	$(10)	$(2)
Gains and (Losses) (Realized/Unrealized) Recorded to:
Net Regulatory Assets-Derivative Instruments	5	—	5	4
Other Comprehensive Income	—	—	—	—
Other Expense	—	(5)	(5)	—

Balance, as of June 30, 2010	$(11)	$1	$(10)	$2

Total gains (losses) attributable to the change in unrealized gains or losses relating to assets/liabilities still held at the end of the period	$—	$—	$—	$4

	Six Months Ended
	June 30, 2010
	- Millions of Dollars -
	UniSource Energy			TEP
	Energy	Equity		Energy
	Contracts	Investments	Total	Contracts
Balance, as of January 1, 2010	$(13)	$6	$(7)	$(4)
Gains and (Losses) (Realized/Unrealized) Recorded to:
Net Regulatory Assets-Derivative Instruments	3	—	3	7
Other Comprehensive Income	(1)	—	(1)	(1)
Other Expense	—	(5)	(5)	—

Balance, as of June 30, 2010	$(11)	$1	$(10)	$2

Total gains (losses) attributable to the change in unrealized gains or losses relating to assets/liabilities still held at the end of the period	$(4)	$—	$(4)	$6

Gains and losses on energy contracts include the reclassification of realized gains and losses on the settlement of derivative contracts.

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
The following table shows the effects of potentially dilutive Common Stock on the weighted-average number of shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	-Thousands of Dollars-
Numerator:
Net Income	$25,540	$31,275	$45,513	$36,194
Income from Assumed Conversion of Convertible Senior Notes	1,097	1,097	2,195	2,195

Adjusted Numerator	$26,637	$32,372	$47,708	$38,389

	- Thousands of Shares -

Denominator:
Weighted-average Shares of Common Stock Outstanding:
Common Shares Issued	36,106	35,589	36,006	35,573
Fully Vested Deferred Stock Units	121	98	114	103
Participating Securities	95	—	95	—

Total Weighted-average Shares of Common Stock Outstanding-Basic	36,322	35,687	36,215	35,676
Effect of Dilutive Securities:
Convertible Senior Notes	4,166	4,087	4,153	4,079
Options and Stock Issuable under Employee Benefit Plans and the Directors’ Plan	412	449	446	494

Total Shares — Diluted	40,900	40,223	40,814	40,249

Stock options to purchase 232,000 and 395,000 shares of Common Stock were outstanding during the six months ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because the stock options’ exercise prices were greater than the average market price of the Common Stock.
NOTE 12. STOCKHOLDERS’ EQUITY
In May 2010, UniSource Energy declared a second quarter dividend to shareholders of $0.39 per share of UniSource Energy Common Stock. The dividend, totaling approximately $14 million, was paid in June 2010. For the six-month period ended June 30, 2010, dividends of $0.78 per share or $28 million were paid to common shareholders. In May 2009, UniSource Energy declared a second quarter dividend to shareholders of $0.29 per share of UniSource Energy Common Stock. The dividend, totaling approximately $10 million, was paid in June 2009. For the six-month period ended June 30, 2009, dividends of $0.58 per share or $21 million were paid to common shareholders.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Dividends and Capital Contribution
UniSource Energy contributed capital to TEP of $15 million in March 2010 and $30 million in March 2009.
Millennium paid dividends which represented return of capital distributions to UniSource Energy of $2 million in March 2010, and $4 million in January 2010. UED paid dividends to UniSource Energy of $9 million in February 2010, $4 million of which represented a return of capital distribution. UNS Gas paid dividends of $10 million to UniSource Energy in April 2010.
NOTE 13. MILLENNIUM INVESTMENTS
On August 3, 2010, UniSource Energy was notified by the general partner of a private equity fund in which Millennium held an investment, that the fund’s investment in an unregulated energy company was fully impaired at June 30, 2010. The underlying investment related to a proposed Liquefied Natural Gas project which no longer appears viable. To recognize the impairment at June 30, 2010, we recorded a loss of $5 million before tax [$3 million after-tax] in the second quarter 2010. The loss is reflected in Other Expense on the UniSource Energy income statement. Millennium has no further investment obligation related to this fund.
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
NOTE 14. TRANSMISSION ASSETS DEPRECIATION
During the fourth quarter of 2009, TEP performed an analysis of the service life and net salvage parameters of its transmission assets. As a result, new depreciation rates were implemented effective January 1, 2010. The new rates effectively extend the expected remaining service lives of TEP’s transmission assets, resulting in a reduction of related depreciation expense of $7 million for the first half of 2010 compared to the first half of 2009.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION
A reconciliation of Net Income to Net Cash Flows — Operating Activities follows:

	UniSource Energy
	Six Months Ended
	June 30,
	2010	2009
	-Thousands of Dollars-
Net Income	$45,513	$36,194
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation Expense	63,322	74,354
Amortization Expense	13,620	13,848
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	2,586	1,373
Amortization of Deferred Debt-Related Costs Included in Interest Expense	1,773	2,154
Provision for Bad Debts	1,623	1,603
Deferred Income Taxes	22,013	21,922
Pension and Postretirement Expense	9,751	12,089
Pension and Postretirement Funding	(3,529)	(11,133)
Share-Based Compensation Expense	1,404	1,568
Excess Tax Benefit from Stock Options Exercised	(826)	(469)
CTC Revenue Refunded	(5,339)	(3,842)
Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	(22,962)	10,320
Loss/(Gain) on Sale of Millennium’s Investments	4,135	(5,979)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(9,661)	12,368
Materials and Fuel Inventory	3,020	(20,561)
Accounts Payable	6,634	(2,325)
Interest Accrued	1,515	3,132
Income Taxes	3,445	15,219
Accrued Taxes Other than Income Taxes	1,877	(200)
Other	992	4,040

Net Cash Flows — Operating Activities	$140,906	$165,675

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	TEP
	Six Months Ended
	June 30,
	2010	2009
	-Thousands of Dollars-

Net Income	$37,986	$25,953
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation Expense	48,953	60,532
Amortization Expense	15,810	16,288
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	1,812	652
Amortization of Deferred Debt-Related Costs Included in Interest Expense	996	1,384
Provision for Bad Debts	1,093	928
California Power Exchange Provision for Wholesale Revenue Refunds	2,970	—
Deferred Income Taxes	15,875	9,823
Pension and Postretirement Expense	8,653	10,939
Pension and Postretirement Funding	(2,973)	(10,769)
Share-Based Compensation Expense	1,088	1,198
CTC Revenue Refunded	(5,339)	(3,842)
Decrease to Reflect PPFAC Recovery Treatment	(10,736)	(4,003)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(20,084)	(7,472)
Materials and Fuel Inventory	1,898	(19,685)
Accounts Payable	14,337	8,501
Interest Accrued	1,529	3,249
Income Taxes	6,601	1,020
Accrued Taxes Other than Income Taxes	3,366	2,442
Other	1,818	4,474

Net Cash Flows — Operating Activities	$125,653	$101,612

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
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
FINANCIAL IMPACT OF DERIVATIVES
Cash Flow Hedges
At June 30, 2010 and December 31, 2009, UniSource Energy and TEP had liabilities related to their cash flow hedges of $12 million and $7 million, respectively. UniSource Energy and TEP had net after-tax unrealized losses on derivative activities reported in AOCI of $2 million for the three months ended June 30, 2010 and $1 million in net after-tax unrealized gains for the three months ended June 30, 2009. UniSource Energy and TEP had net after-tax unrealized losses on derivative activities reported in AOCI of $5 million for the six months ended June 30, 2010 and $1 million in net after-tax unrealized gains for the six months ended June 30, 2009.
Regulatory Treatment of Commodity Derivatives
UniSource Energy and TEP report unrealized gains and losses on energy contracts that are recoverable through the PPFAC or PGA on the balance sheet as a regulatory asset or a regulatory liability rather than as a component of AOCI or in the income statement. For the three months ended June 30, 2010, UniSource Energy and TEP recorded net decreases to regulatory assets of $9 million and $6 million, respectively and net decreases of $15 million and $6 million, respectively for the three months ended June 30, 2009. For the six months ended June 30, 2010, UniSource Energy recorded net increases to regulatory assets of $4 million and TEP recorded net decreases to regulatory assets of $3 million. UniSource Energy and TEP recorded net increases to regulatory assets of $10 million and $8 million, respectively for the six months ended June 30, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
At June 30, 2010, UniSource Energy and TEP had liabilities of $44 million and $9 million, respectively, and assets of $13 million and $4 million, respectively, related to their energy derivatives that will be recovered through the PPFAC or PGA. At December 31, 2009, UniSource Energy and TEP had liabilities of $34 million and $9 million, respectively, and assets of $7 million and $2 million, respectively, related to their energy derivatives that will be recovered through the PPFAC or PGA.
Realized gains and losses on settled gas swaps are fully recovered through the PPFAC or PGA. For the three months ended June 30, 2010, UniSource Energy and TEP realized losses of $5 million and $3 million, respectively and $12 million and $8 million, respectively for the three months ended June 30, 2009. For the six months ended June 30, 2010, UniSource Energy and TEP realized losses of $9 million and $3 million, respectively and $20 million and $8 million, respectively for the six months ended June 30, 2009.
At June 30, 2010, TEP had contracts that will settle through the third quarter of 2015; UNS Electric had contracts that will settle through the fourth quarter of 2013; and UNS Gas had contracts that will settle through the second quarter of 2013.
Other Commodity Derivatives
UniSource Energy and TEP record realized and unrealized gains and losses on other energy contracts on a net basis in Wholesale Sales. For each three and six month period ended June 30, 2010 and 2009, net realized and unrealized gains and losses were less than $1 million. At June 30, 2010, TEP had no other energy contracts outstanding. At December 31, 2009, TEP had assets of $4 million and liabilities of $4 million related to other energy contracts. TEP’s other energy contracts were with an affiliated counterparty; therefore, related assets and liabilities were eliminated in the UniSource Energy financial statements.
The settlement of forward power purchase and sales contracts that did not result in physical delivery were as follows:

	UniSource Energy and TEP
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$5	$9	$7	$12
Forward Power Purchases	(6)	(9)	(7)	(12)

Total Sales and Purchases Not Resulting in Physical Delivery	$(1)	$—	$—	$—

DERIVATIVE VOLUMES
At June 30, 2010, UniSource Energy and TEP had gas swaps totaling 15,690 GBtu and 7,286 GBtu, respectively, and power contracts totaling 4,825 GWh and 1,234 GWh, respectively, which were accounted for as derivatives. At December 31, 2009, UniSource Energy and TEP had gas swaps totaling 13,321 GBtu and 5,658 GBtu, respectively, and power contracts totaling 3,859 GWh and 1,247 GWh, respectively, which were accounted for as derivatives.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded) — Unaudited
CREDIT RISK ADJUSTMENT
When the fair value of our derivative contracts is reflected as an asset, the counterparty owes us and this creates credit risk. We minimize our credit risk by: (1) entering into transactions with high-quality counterparties, (2) limiting our exposure to each counterparty, (3) monitoring the financial condition of the counterparties and (4) requiring collateral in accordance with the counterparty master agreements. Using a combination of market credit default swap data and historical recovery rates for bonds, we consider the impact of counterparty creditworthiness in determining the fair value of our derivatives as well as its possible effect on continued qualification for cash flow hedge accounting. At June 30, 2010, and at December 31, 2009, the impact of counterparty credit risk on the fair value of derivative asset contracts was less than $1 million.
We also consider the impact of our own credit risk on instruments that are in a net liability position, after deducting collateral posted, using market credit default swap data and allocating the credit risk adjustment to all individual contracts in a net liability position. At June 30, 2010, and at December 31, 2009, the impact of our own credit risk was less than $1 million.
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
The following table shows the sum of the fair value of all derivative instruments under contracts with credit-risk related contingent features that are in a net liability position at June 30, 2010. It also shows cash collateral and letters of credit posted, and additional collateral to be posted if credit-risk related contingent features were triggered.

				UniSource
	TEP	UNS Gas	UNS Electric	Energy
	June 30, 2010
	-Millions of Dollars-
Net Liability Position	$42	$16	$26	$84
Cash Collateral Posted	—	1	1	2
Letters of Credit	1	—	15	16
Additional Collateral to Post if Contingent Features Triggered	42	16	15	73
As of June 30, 2010, TEP had $18 million of credit exposure to other counterparties’ creditworthiness related to its wholesale marketing and gas hedging activities, and UNS Electric had $2 million related to its supply and hedging contracts. TEP had six counterparties which individually composed greater than 10% of the total credit exposure and UNS Electric had one. At June 30, 2010, UNS Gas had immaterial exposure to other counterparties.
NOTE 18. REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The UniSource Energy and TEP condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports (dated August 5, 2010) are included on pages 1 and 2. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their reports on the unaudited financial information because neither of those reports is a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2.	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:
•	outlook and strategies;
•	operating results during the second quarter and six-months ended June 30, 2010 compared with the same periods in 2009;
•	factors which affect our results and outlook;
•	liquidity, capital needs, capital resources, and contractual obligations;
•	dividends; and
•	critical accounting estimates.
Management’s Discussion and Analysis should be read in conjunction with UniSource Energy and TEP’s 2009 Annual Report on Form 10-K and with the Comparative Condensed Consolidated Financial Statements, beginning on page 3, which present the results of operations for the three and six months ended June 30, 2010 and 2009. Management’s Discussion and Analysis explains the differences between periods for specific line items of the Comparative Condensed Consolidated Financial Statements.
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
Millennium has existing investments in unregulated businesses that represent less than 1% of UniSource Energy’s total assets as of June 30, 2010; no new investments are planned in Millennium.
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
OUTLOOK AND STRATEGIES
Our financial prospects and outlook for the next few years will be affected by many factors including: the 2008 TEP Rate Order that freezes base rates through 2012, the recent national and regional economic downturn, the financial market disruptions and volatility, potential regulations impacting greenhouse gas emissions and other regulatory factors. Our plans and strategies include the following:
•	Develop strategic responses to potential new legislation on carbon emissions, including the evaluation of TEP’s existing mix of generation resources, and define steps to achieve environmental objectives that provide an appropriate return on investment and are consistent with earnings growth;

•	Obtain ACC approval of a rate increase for UNS Electric to provide adequate revenues to cover the rising cost of providing reliable and safe service to their customers;

•	Expand TEP and UNS Electric’s transmission system to meet increasing loads and provide access to renewable energy resources;
•	Expand TEP and UNS Electric’s portfolio of renewable energy sources and programs to meet Arizona’s renewable energy standards;
•	Refinance maturing credit facilities and long-term debt at UniSource Energy, TEP, UNS Gas and UNS Electric before August 2011 maturity dates; and
•	Create additional ownership opportunities for renewable energy projects.
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
Second Quarter of 2010 Compared with the Second Quarter of 2009
UniSource Energy reported net income of $26 million in the second quarter of 2010 compared with $31 million in the second quarter of 2009. Results in the second quarter of 2010 include a $3 million after-tax loss related to the impairment of an investment at Millennium, while results in the second quarter of 2009 include a $4 million after-tax gain related to the sale of an investment by Millennium.
Other factors that affected earnings in the second quarter of 2010 compared with the same period in 2009 occurred primarily at TEP. These include:
•	Lower depreciation and amortization expense;
•	Pre-tax operating benefits related to Springerville Unit 4; and
•	Lower base O&M expense due primarily to decreases in pension and administrative and general expense; partially offset by
•	A decrease in retail margin revenues caused by mild weather, weak economic conditions and the implementation of energy efficiency measures; and
•	Lower other income related to a decline in gains recognized on company owned life insurance and other items recorded in the second quarter of 2009.
See Tucson Electric Power, Results of Operations below for more information.
Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009
UniSource Energy reported net income of $46 million in the first six months of 2010 compared with $36 million in the same period last year. Results in first six months of 2010 include a $3 million after-tax loss related to the impairment of an investment at Millennium, while results in the first six months of 2009 include a $4 million after-tax gain related to the sale of an investment by Millennium.
Other factors that contributed to the increase in UniSource Energy’s net income in the first six months of 2010 occurred primarily at TEP. These include:
•	Lower depreciation and amortization expense;
•	Pre-tax operating benefits related to Springerville Unit 4;
•	The sale of transmission capacity to the owner of Springerville Unit 4 during the first three months of 2010; and

•	Lower base O&M expense due to fewer planned maintenance outages and lower pension expense; partially offset by

•	A decrease in retail margin revenues caused by mild weather, weak economic conditions and the implementation of energy efficiency measures; and
•	Lower other income related to a decline in gains recognized on company owned life insurance and other items recorded in the first six months of 2009.
See Tucson Electric Power, Results of Operations below for more information.
O&M
The table below summarizes the items included in UniSource Energy’s O&M expense.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	-Millions of Dollars-		-Millions of Dollars-
TEP Base O&M	$55	$58	$110	$121
UNS Gas Base O&M	6	6	12	12
UNS Electric Base O&M	5	5	10	9
Consolidating Adjustments and Other (1)	(2)	(3)	(5)	(3)

UniSource Energy Base O&M	64	66	127	139
Reimbursed Expenses Related to Springerville Units 3 and 4	14	9	26	18
Expenses related to customer-funded renewable energy programs(2)	9	4	17	7

Total UniSource Energy O&M	$87	$79	$170	$164

(1)	Includes Millennium, UED and parent company O&M, and inter-company eliminations.

(2)	Corresponding amounts are charged to customers and are recorded in electric retail revenues.
CONTRIBUTION BY BUSINESS SEGMENT
The table below shows the contributions to our consolidated after-tax earnings by our three business segments, as well as Other Net Income (Loss).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	-Millions of Dollars-		-Millions of Dollars-
TEP	$28	$27	$38	$26
UNS Gas	1	—	6	5
UNS Electric	2	2	5	2
Other (1)	(5)	2	(3)	3

Consolidated Net Income	$26	$31	$46	$36

(1)	Includes: UniSource Energy parent company expenses; UniSource Energy parent company interest expense (net of tax) on the UniSource Convertible Senior Notes and on the UniSource Credit Agreement; income and losses from Millennium investments and UED.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The primary source of liquidity for UniSource Energy, the parent company, is dividends from its subsidiaries, primarily TEP. Also, under UniSource Energy’s tax sharing agreement, subsidiaries make income tax payments to UniSource Energy, which makes payments on behalf of the consolidated group to taxing authorities. The table below provides a summary of the liquidity position of UniSource Energy on a stand-alone basis and for each of its segments.

			Borrowings	Amount Available
	Cash and Cash		under Revolving	under Revolving
Balances as of August 3, 2010	Equivalents		Credit Facility(1)	Credit Facility
	-Millions of Dollars-
UniSource Energy stand-alone	$16		$52	$18
TEP	15		61	89
UNS Gas	27		—	45	(2)
UNS Electric	9		19	26	(2)
Other	5	(3)	N/A	N/A

Total	$72

(1)	Includes letters of credit issued under revolving credit facilities.

(2)	Either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, but the total combined amount borrowed cannot exceed $60 million.

(3)	Includes cash and cash equivalents at UED and Millennium.
Short-term Investments
UniSource Energy has a short-term investment policy which governs the investment of excess cash balances by UniSource Energy and its subsidiaries. We review this policy periodically in response to market conditions to adjust, if necessary, the maturities and concentrations by investment type and issuer in the investment portfolio. As of June 30, 2010, UniSource Energy’s short-term investments consisted of highly-rated and liquid money market funds, certificates of deposit and commercial paper. These short-term investments are classified as Cash and Cash Equivalents on the Balance Sheet.
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

UniSource Energy is required to make principal payments on an amortizing term loan, totaling $6 million per year. See: UniSource Energy Credit Agreement, below; Tucson Electric Power, Liquidity and Capital Resources, TEP Credit Agreement, below; and UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver, below for more information.
Executive Overview — UniSource Energy Consolidated Cash Flows

Six Months Ended June 30,	2010	2009
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$141	$166
Investing Activities	(159)	(199)
Financing Activities	3	31
Operating Activities
In the first six months of 2010, net cash flows from operating activities were $25 million lower than the same period last year due primarily to: a $31 million decrease in cash flows from electric and gas sales, net of fuel and purchased power costs, due primarily to customer refunds of over-collected fuel and purchased power costs at UNS Gas and UNS Electric; and $17 million of income tax refunds received in 2009; partially offset by a $15 million increase in proceeds from the operation of Springerville Units 3 and 4; and an $11 million decrease in operations and maintenance costs.
Investing Activities
Net cash flows used for investing activities decreased by approximately $40 million in the first six months of 2010 compared with the same period last year. The decrease resulted primarily from: a $21 million increase in lease debt principal received in the first six months of 2010 compared with the same period last year; a $31 million investment in lease debt made during the first six months of 2009; the sale of an interest in a Millennium investment that resulted in $5 million of proceeds in the first six months of 2009; and insurance proceeds of $4 million during the first six months of 2009.
Capital Expenditures
In the first six months of 2010, UniSource Energy’s capital expenditures were $180 million, a $2 million increase compared with the first six months of 2009. UniSource Energy’s capital expenditures in the first six months of 2010 include $51 million for the purchase of Sundt Unit 4 by TEP. Excluding the purchase of Sundt Unit 4, UniSource Energy’s capital expenditures were $49 million below the first six months of 2009 due primarily to a decline in customer growth in our utility service areas resulting from regional economic weakness. The purchase of Sundt Unit 4 is included in our estimates for 2010.

	Actual	Actual
	Year-to-Date	Year-to-Date	Actual	Estimate
	June 30, 2010	June 30, 2009	Full Year 2009	Full Year 2010
	-Millions of Dollars-		-Millions of Dollars-
TEP	$160	152	$235	$271
UNS Gas	4	8	14	12
UNS Electric	12	18	28	26
UniSource Energy Stand-Alone	4	—	10	17

UniSource Energy Consolidated	$180	$178	$287	$326

Financing Activities
Net cash flows from financing activities were $28 million lower in the first six months of 2010 compared with the same period last year due primarily to: a $30 million increase in payments on TEP’s capital lease obligations; a $30 million decrease in proceeds from short-term debt; a $7 million increase in dividends paid to shareholders and a $15 million increase in repayments of long-term debt. Those activities were partially offset by long-term debt proceeds of $40 million; and an $11 million increase in proceeds from revolving credit facilities (net of repayments). See TEP, Liquidity and Capital Resources, Financing Activities, TEP Term Loan, and Other Non-Reportable Business Segments, Results of Operations, UED below for more information.

UniSource Energy Credit Agreement
The UniSource Credit Agreement, which expires in August 2011, consists of a $30 million amortizing term loan facility and a $70 million revolving credit facility. Principal payments of $1.5 million on the outstanding term loan are due quarterly, with the balance due at maturity. At June 30, 2010, there was $6 million outstanding under the term loan facility and $54 million outstanding under the UniSource Energy revolving credit facility at a weighted average interest rate of 1.61%. We have the option of paying interest on the term loan and on borrowings under the revolving credit facility at adjusted LIBOR plus 1.25% or the sum of the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate and 0.25%.
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
As of June 30, 2010, we were in compliance with the terms of the UniSource Credit Agreement.
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
Convertible Senior Notes
UniSource Energy has outstanding $150 million of 4.50% Convertible Senior Notes due 2035. Each $1,000 of Convertible Senior Notes is convertible into 27.77 shares of our Common Stock at any time, representing a conversion price of approximately $36 per share of our Common Stock, subject to adjustments. The closing price of UniSource Energy’s Common Stock was $32.55 on August 4, 2010.
Guarantees
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees at June 30, 2010 were:
•	UES’ guarantee of $100 million senior unsecured notes issued by UNS Gas and $100 million senior unsecured notes issued by UNS Electric;
•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver;
•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas; and
•	UniSource Energy’s guarantee of the $33 million of outstanding loans under the UED Credit Agreement.
To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.

We believe that the likelihood that UniSource Energy or UES would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.
In March 2010, TEP purchased 100% of the equity interest in Sundt Unit 4. We have agreed to indemnify the seller of Sundt Unit 4 from any sales, use, transfer or similar taxes or fees due relating to the purchase. The terms of the indemnification do not include a limit on potential future payments; however, we believe that the parties to the agreement have abided by all tax laws and we do not have any additional tax obligations. We have not made any payments under the terms of this indemnification to date.
Contractual Obligations
There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2009 Annual Report on Form 10-K, other than the following entered into in 2010:

						2015
Payment Due in Years						and
Ending December 31,	2010	2011	2012	2013	2014	after	Total
	- Millions of Dollars -
Long-Term Debt(1)	$3	$36	$24	$—	$—	$—	$63
Purchase Obligations:
Fuel	—	4	4	2	—	—	10
Purchased Power	—	23	2	—	—	—	25
Building Commitments	14	—	—	—	—	—	14
Solar Installation Commitments	12	2	—	—	—	—	14

Total Additional Contractual Cash Obligations	$29	$65	$30	$2	$—	$—	$126

(1)	In February 2010, UED amended the UED Credit Agreement to extend the termination date by two years to March 2012 and to increase borrowings by $9 million. In March 2010, TEP entered into an 18-month, $30 million term loan facility.
Dividends on Common Stock
The following table shows the dividends declared to UniSource Energy shareholders for 2010:

			Dividend Amount Per Share
Declaration Date	Record Date	Payment Date	of Common Stock
February 12, 2010	February 23, 2010	March 8, 2010	$0.39
May 5, 2010	May 17, 2010	June 4, 2010	$0.39
Income Tax Position
At June 30, 2010, UniSource Energy had federal AMT credit carryforwards of $36 million, including $15 million for TEP, which do not expire. UniSource Energy has a capital loss carryforward of $8 million which expires in December 31, 2015. As of June 30, 2010, a $3 million valuation allowance has been recorded against the deferred tax asset. See Financial Statements Note 5. Income Taxes, for more information.

TUCSON ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS
Executive Summary
The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP’s utility operations, unless otherwise noted.
TEP recorded net income of $28 million in the second quarter of 2010 compared with net income of $27 million in the same period in 2009. The improvement is due primarily to: lower depreciation rates on TEP’s transmission assets; lower O&M due primarily to fewer scheduled generating plant maintenance outages and benefits related to Springerville Unit 4, which began commercial operations in December 2009.
Second Quarter of 2010 Compared with the Second Quarter of 2009
The following factors contributed to the increase in TEP’s net income:
•	a $5 million decrease in total retail margin revenues. Mild weather, the implementation of energy efficiency measures and weak economic conditions contributed to a 2.6% decrease in kWh sales compared with the second quarter of 2009;
•	a $2 million increase in long-term wholesale margin revenues due primarily to an increase in sales volumes to one of TEP’s long-term wholesale customers;
•	a $3 million decrease in base O&M expense, which excludes costs directly offset by customer surcharges for renewable energy and demand side management programs and third party reimbursements, resulting primarily from a $1 million decrease in pension expense and a decrease in administrative and general expense. See Other Operating Expenses, O&M, below;
•	a $2 million decrease in depreciation expense due to lower depreciation rates on TEP’s transmission assets, a lengthened depreciation period for leasehold improvements at Sundt Unit 4, partially offset by depreciation related to an increase in plant-in-service. The decrease excludes a $7 million adjustment that increased depreciation expense in the second quarter of 2009, related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity;
•	a $3 million decrease in amortization expense related to lower capital lease amortization. The decrease excludes a $3 million adjustment that decreased amortization expense made in the second quarter of 2009, related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity;
•	a $3 million increase in the pre-tax benefit recognized by TEP related to Springerville Units 3 and 4 for operating fees and contributions toward common facility costs. The increase is primarily due to the start of commercial operation of Springerville Unit 4 in December 2009; and
•	a $7 million decrease in other income due primarily to a decline in gains recognized on company owned life insurance and interest related to an income tax refund received in the second quarter of last year. The decrease excludes a $3 million adjustment that increased other income in the second quarter of 2009, related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity.
Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009
The following factors contributed to the increase in TEP’s net income:
•	a $4 million decrease in total retail margin revenues due primarily to lower commercial and industrial kWh sales compared with the first six months of 2009;
•	a $2 million increase in long-term wholesale margin revenues due primarily to an increase in sales volumes to one of TEP’s long-term wholesale customers;

•	a $3 million increase in wholesale transmission revenues as TEP temporarily provided transmission capacity for Springerville Unit 4 during the first quarter of 2010;
•	an $11 million decrease in base O&M expense, which excludes costs directly offset by customer surcharges for renewable energy and demand side management programs and third party reimbursements, resulting primarily from lower generating plant maintenance expense and a $2 million decrease in pension expense. See Other Operating Expenses, O&M, below;
•	a $5 million decrease in depreciation expense due to lower depreciation rates on TEP’s transmission assets and a lengthened depreciation period for leasehold improvements at Sundt Unit 4, partially offset by depreciation related to an increase in plant-in-service. The decrease excludes a $7 million adjustment that increased depreciation expense in the second quarter of 2009, related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity;
•	a $4 million decrease in amortization expense due to lower capital lease amortization. The decrease excludes a $3 million adjustment that decreased amortization expense made in the second quarter of 2009, related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity;
•	a $7 million increase in the pre-tax benefit recognized by TEP related to Springerville Units 3 and 4 for operating fees and contributions toward common facility costs. The increase is primarily due to the start of commercial operation of Springerville Unit 4 in December 2009;
•	a $3 million provision for wholesale refunds in the first quarter of 2010 resulting from the settlement of disputes related to wholesale sales to the California Power Exchange in 2000 and 2001; and
•	a $7 million decrease in other income due primarily to a decline in gains recognized on company owned life insurance and interest related to an income tax refund received in the second quarter of last year. The decrease excludes a $3 million adjustment that increased other income in the second quarter of 2009, related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity.

Retail Sales and Revenues

			Increase (Decrease)
Three Months Ended June 30,	2010	2009	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	910	949	(39)	(4.1%)
Commercial	509	522	(13)	(2.4%)
Industrial	536	549	(13)	(2.5%)
Mining	271	265	6	2.3%
Public Authorities	68	71	(3)	(4.7%)

Total Electric Retail Sales	2,294	2,356	(62)	(2.6%)

Retail Margin Revenues (in millions):
Residential	$59	$62	$(3)	(4.1%)
Commercial	42	42	—	(2.3%)
Industrial	24	26	(2)	(5.3%)
Mining	8	8	—	0.6%
Public Authorities	4	4	—	(6.6%)

Total Retail Margin Revenues	$137	$142	$(5)	(3.6%)
PPFAC Revenues	71	75	(4)	(6.0%)
REST & DSM Revenues	10	3	7	NM

Total Retail Revenues	$218	$220	$(2)	(1.1%)

Avg. Retail Margin Rate (cents / kWh):
Residential	6.52	6.51	0.01	0.1%
Commercial	8.19	8.17	0.02	0.3%
Industrial	4.53	4.68	(0.15)	(3.1%)
Mining	2.88	2.94	(0.06)	(2.3%)
Public Authorities	4.98	5.17	(0.19)	(3.5%)

Avg. Retail Margin Rate	5.95	6.01	(0.06)	(1.0%)
Avg. PPFAC Rate	3.10	3.21	(0.11)	(3.5%)
Avg. REST & DSM Rate	0.44	0.12	0.32	NM

Total Avg. Retail Rate	9.49	9.34	0.15	1.6%

Weather Data:	2010	2009
Cooling Degree Days
Three Months Ended June 30,	395	417	(22)	(5.3%)
10-Year Average	455	464	—	—

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
Residential
Residential kWh sales were 4.1% lower in the second quarter of 2010, resulting in a $3 million, or 4.1% decrease in residential margin revenues. The decline in residential kWh sales can be attributed to mild weather, weak local economic conditions, as well as the implementation of energy efficiency measures. Cooling degree days in the second quarter of 2010 were 5.3% below the same period last year and 13.2% below the 10-year average.

Commercial
Commercial kWh sales decreased by 2.4% compared with the second quarter of 2009. Mild weather and weak economic conditions contributed to the sales decline. The lower sales volumes led to a decline in commercial margin revenues of less than $1 million.
Industrial
Industrial kWh sales decreased by 2.5% compared with the second quarter of 2009. Weak economic conditions contributed to the decline in sales volumes and led to a reduction in industrial margin revenues of $2 million.
Mining
Higher copper prices led to increased mining activity and a 2.3% increase in sales volumes in the second quarter of 2010 compared with the same period last year. Margin revenues remained flat compared with the second quarter of 2009.
Wholesale Sales and Revenues

			Increase (Decrease)
Three Months Ended June 30,	2010	2009	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Wholesale Sales Delivered:
Long-term Contracts	216	165	51	30.9%
Other Sales	309	449	(140)	(31.2%)

Total Electric Wholesale Sales	525	614	(89)	(14.5%)

Electric Wholesale Revenues:
Long-term Contracts	$13	$10	$3	28.3%
Other Sales	12	18	(6)	(33.6%)
Transmission	3	4	(1)	(15.6%)

Total Wholesale Revenues	$28	$32	$(4)	(9.4%)

*	Percent change calculated on un-rounded data; may not correspond to data shown in table.
Long-Term Wholesale and Transmission Revenues
Revenues from long-term wholesale contracts increased by $3 million compared with the second quarter of 2009, due to a 30.9% increase in kWh sales. TEP’s long-term wholesale sales consist of three contracts with Salt River Project (SRP), Navajo Tribal Utility Authority (NTUA) and the Tohono O’odham Utility Authority. The margin on TEP’s long-term wholesale sales was $7 million in the second quarter of 2010 compared with $5 million in the second quarter of 2009. The increase in margin in the second quarter of 2010 is due primarily to an increase in sales volumes to NTUA that more than doubled compared with the second quarter of 2009. During 2009, NTUA received a greater allotment of federal hydro power as hydro conditions in the Colorado River basin were above normal, which negatively impacted TEP’s sales volumes to NTUA.
Short-Term Wholesale and Trading Revenues
All of the revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity are credited to fuel and purchased power costs eligible for recovery in the PPFAC.

Retail Sales and Revenues

			Increase (Decrease)
Six Months Ended June 30,	2010	2009	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	1,665	1,676	(11)	(0.7%)
Commercial	904	925	(21)	(2.4%)
Industrial	1,009	1,039	(30)	(2.8%)
Mining	532	524	8	1.6%
Public Authorities	113	122	(9)	(7.1%)

Total Electric Retail Sales	4,223	4,286	(63)	(1.5%)

Retail Margin Revenues (in millions):
Residential	$107	$107	$—	(0.5%)
Commercial	72	73	(1)	(1.0%)
Industrial	45	48	(3)	(6.1%)
Mining	15	16	(1)	(0.3%)
Public Authorities	6	6	—	(5.2%)

Total Retail Margin Revenues	$245	$250	$(5)	1.8%
PPFAC Revenues	122	123	(1)	0.1%
REST & DSM Revenues	18	5	13	NM

Total Retail Revenues	$385	$378	$7	1.9%

Avg. Retail Margin Rate (cents / kWh):
Residential	6.40	6.39	0.01	0.2%
Commercial	8.00	7.88	0.12	1.6%
Industrial	4.49	4.65	(0.16)	(3.5%)
Mining	2.84	2.85	(0.01)	(0.3%)
Public Authorities	4.96	4.93	0.03	0.6%

Avg. Retail Margin Rate	5.80	5.81	(0.01)	(0.3%)
Avg. PPFAC Rate	2.89	2.87	0.02	0.6%
Avg. REST & DSM Rate	0.42	0.12	0.30	NM

Total Avg. Retail Rate	9.11	8.81	0.30	3.5%

Weather Data:	2010	2009
Cooling Degree Days
Six Months Ended June 30,	395	417	(22)	(5.3%)
10-Year Average	456	465	—	—

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
Residential
Residential kWh sales were 0.7% lower in first six months of 2010, which led to a decrease in residential margin revenues of less than $1 million compared with the same period last year. A 3.8% increase in residential kWh sales in the first quarter of 2010 was offset by the 4.1% sales decline in the second quarter of this year. Weather, local economic conditions and energy efficiency measures influence residential energy sales volumes. Cooling degree days were 5.3% below the first six months of 2009 and 13.4% below the 10-year average.

Commercial and Industrial
Commercial and industrial kWh sales were lower by 2.4% and 2.8%, respectively, in the first six months of 2010 compared with the same period last year due primarily to weak economic conditions. In addition, mild weather during the second quarter of 2010 negatively impacted commercial kWh sales. The decrease in sales volumes led to declines in commercial and industrial margin revenues of $1 million and $3 million, respectively.
Mining
Higher copper prices led to increased mining activity and a 1.6% increase in sales volumes in the first six months of 2010 compared with the same period last year. Margin revenues stayed relatively flat compared with the first six months of 2009.
Wholesale Sales and Revenues

			Increase (Decrease)
Six Months Ended June 30,	2010	2009	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Wholesale Sales Delivered:
Long-term Contracts	504	440	64	14.5%
Other Sales	759	1,004	(245)	(24.4%)

Total Electric Wholesale Sales	1,263	1,444	(181)	(12.5%)

Electric Wholesale Revenues:
Long-term Contracts	$28	$24	4	15.0%
Other Sales	32	38	(6)	(15.8%)
Provision for Wholesale Refunds	(3)	—	(3)	NM
Transmission	11	8	3	34.8%

Total Wholesale Revenues	$68	$70	$(2)	(2.9%)

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
Long-Term Wholesale and Transmission Revenues
Revenues from long-term wholesale contracts increased by $4 million in the first six months of 2010 compared with the second quarter of 2009, due to a 14.5% increase in kWh sales. The margin on TEP’s long-term wholesale sales in the first six months of 2010 and 2009 was $15 million and $13 million, respectively. The increase in kWh margin in the first six months of 2010 is due primarily to a 31% increase in sales volumes to NTUA. During 2009, NTUA received a greater allotment of federal hydro power as hydro conditions in the Colorado River basin were above normal, which negatively impacted TEP’s sales volumes to NTUA.
Wholesale transmission revenues in the first six months of 2010 increased by $3 million as TEP temporarily provided transmission capacity to SRP for Springerville Unit 4. TEP does not expect transmission revenue to remain at this level for the remainder of 2010.
In April 2010, TEP settled all remaining claims arising out of certain of its transactions with the California Power Exchange (CPX) and the California Independent System Operator (CISO) during the California energy crisis of 2000 and 2001. As a result of this settlement, TEP recorded a $3 million pre-tax charge against income in the first quarter of 2010. See Financial Statements Note 6. Commitments and Contingencies.

Short-Term Wholesale and Trading Revenues
All of the revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity are credited to fuel and purchased power costs eligible for recovery in the PPFAC.
Other Revenues

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	-Millions of Dollars-		-Millions of Dollars-
Revenue related to Springerville Units 3 and 4	$22	$14	$43	$26
Other Revenue	6	6	11	11

Total Other Revenue	$28	$20	$54	$37

Fuel and Purchased Power Expense

	Generation and
TEP	Purchased Power		Expense
Three Months Ended June 30,	2010	2009	2010	2009
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation	2,216	2,128	$52	$45
Gas-Fired Generation	203	224	13	19
Renewable Generation	5	8	—	—

Total Generation (1)	2,424	2,360	65	64
Total Purchased Power	619	866	32	36
Transmission	—	—	1	1
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	(8)	$(4)

Total Resources	3,043	3,226	$90	$97

Less Line Losses and Company Use	(224)	(256)

Total Energy Sold	2,819	2,970

(1)	Generation expense in the second quarters of 2010 and 2009 excludes $2 million and $1 million, respectively, related to Springerville Units 3 and 4; these expenses were reimbursed by Tri-State and SRP and recorded in Other Revenue.

	Generation and
TEP	Purchased Power		Expense
Six Months Ended June 30,	2010	2009	2010	2009
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation	4,311	4,240	$100	$88
Gas-Fired Generation	386	393	22	26
Renewable Generation	12	13	—	—

Total Generation (1)	4,709	4,646	122	114
Total Purchased Power	1,155	1,517	56	59
Transmission	—	—	2	2
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	(11)	(4)

Total Resources	5,864	6,163	$169	$171

Less Line Losses and Company Use	(378)	(433)

Total Energy Sold	5,486	5,730

(1)	Generation expense in the first six months of 2010 and 2009 excludes $3 million and $2 million, respectively, related to Springerville Units 3 and 4; these expenses were reimbursed by Tri-State and SRP and recorded in Other Revenue.

Generating Output
Coal-related fuel expense in the second quarter and first half of 2010 increased compared with the same periods last year due primarily to the switching of fuel at Sundt Unit 4 from natural gas to coal, while gas-related fuel expense decreased in both periods for the same reason.
Purchased Power
Purchased power volumes and expense during the second quarter and first six months of 2010 were lower than the same periods last year due to a decrease in wholesale sales activity, an increase in coal-fired generating output and a decline in retail sales volumes.
The table below summarizes TEP’s cost per kWh generated or purchased.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	-cents per		-cents per
	kWh generated-		kWh generated-
Coal	2.35	2.11	2.32	2.08
Gas	6.40	8.48	5.70	6.62
Purchased Power	5.17	4.16	4.85	3.89
Market Prices
As a participant in the Western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions. The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index was 20% higher in the second quarter of 2010 and 25% higher in the first six months of 2010 compared with the same periods last year. The average price for natural gas based on the Permian Index was 39% higher than the second quarter and 44% higher in the first six months of 2010 compared with the same periods in 2009. We cannot predict whether changes in various factors that influence demand and supply will cause prices to change for the remainder of 2010.

Average Market Price for Around-the-Clock Energy	$/MWh
Quarter ended June 30, 2010	$30
Quarter ended June 30, 2009	25

Six months ended June 30, 2010	$35
Six months ended June 30, 2009	28

Average Market Price for Natural Gas	$/MMBtu
Quarter ended June 30, 2010	$3.85
Quarter ended June 30, 2009	$2.76

Six months ended June 30, 2010	$4.55
Six months ended June 30, 2009	$3.17

Other Operating Expenses
O&M
The table below summarizes the items included in TEP’s O&M expense.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	-Millions of Dollars-		-Millions of Dollars-

Base O&M	$55	$58	$110	$121
Reimbursed Expenses Related to Springerville Units 3 and 4	14	9	26	18
Expenses related to Customer-Funded Renewable Energy and DSM programs(1)	7	2	12	5

Total O&M	$76	$69	$148	$144

(1)	Corresponding amounts are charged to customers and are recorded in electric retail revenues.
FACTORS AFFECTING RESULTS OF OPERATIONS
Springerville Units 3 and 4
TEP operates Springerville Units 3 and 4 on behalf of Tri-State and SRP, and receives annual benefits in the form of rental payments and other fees and cost savings. TEP recorded pre-tax benefits of $6 million in the second quarter and $13 million in the first six months of 2010. In 2009, TEP recorded pre-tax benefits in the second quarter and the first six months of $3 million and $6 million, respectively. The increase is primarily due to the start of commercial operation of Springerville Unit 4 in December 2009.
Depreciation
In the fourth quarter of 2009, TEP completed an updated depreciation study which indicated that its transmission assets’ depreciable lives should be extended. As a result, TEP adopted new transmission depreciation rates effective January 2010 which will have the effect of reducing transmission-related depreciation expense by approximately $14 million in 2010.
For the second quarter of 2010, total depreciation expense, which includes higher depreciation expense for a new plant, was $25 million compared with $27 million in the same period last year. In the first six months of 2010, total depreciation expense was $49 million compared with $54 million in the same period last year. Depreciation expense for the second quarter and first six months of 2009 excluded a $7 million adjustment related to a change in accounting for TEP’s investment in equity.
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
Refinancing Activity
The TEP Credit Agreement, which consists of a $150 million revolving credit facility and a $341 million letter of credit facility, expires in August 2011. Interest rates and fees under the TEP Credit Agreement are based on a pricing grid tied to TEP’s credit ratings. Letter of credit fees are 0.45% per annum and amounts drawn under a letter of credit would bear interest at LIBOR plus 0.45% per annum. We plan to refinance the TEP Credit Agreement prior to its expiration in 2011 and expect associated interest rates to increase in a range from 1.25% to 1.75% over current levels. At June 30, 2010, there were $45 million of borrowings at an interest rate of 0.80% and $1 million in letters of credit outstanding under the TEP Revolving Credit Facility. See Liquidity and Capital Resources, Financing Activities, TEP Credit Agreement, below for more information.

Pension and Postretirement Benefit Expense
In the second quarter and first six months of 2010, TEP charged $3 million and $7 million, respectively, of pension and postretirement benefit expenses to O&M expense. This compares with $4 million and $9 million in the same periods of 2009. For the full year 2010, TEP expects to charge $14 million of pension and postretirement benefit expense to O&M expense, compared with $17 million in 2009. The expected cost decrease in 2010 is due primarily to the increase in the market value of the pension assets. See Financial Statements Note 8. Employee Benefit Plans, for more information.
El Paso Electric Dispute
TEP was a party to a proceeding at FERC that involved the interpretation of the 1982 Power Exchange and Transmission Agreement between TEP and El Paso Electric (El Paso). The dispute related to TEP’s ability to use existing rights for the transmission of power from Luna into TEP’s system. In November 2008, the FERC issued an order supporting TEP’s position. In December 2008, pending resolution, El Paso refunded to TEP $10 million paid for transmission service from Luna during the period 2006 to 2008 and interest of $1 million. TEP is no longer accruing for transmission service under El Paso’s OATT.
In July 2010, the FERC issued an order denying El Paso’s request for rehearing of FERC’s November 2008 order. In July 2010, El Paso filed an appeal in the United States Court of Appeals for the District of Columbia Circuit. TEP did not recognize income in the second quarter of 2010 as a result of the July FERC decision.
In December 2008, TEP filed a complaint in the U.S. Federal District Court against El Paso seeking a $2 million reimbursement for transmission charges paid by TEP to Public Service Company of New Mexico for transmission service in an attempt to mitigate TEP’s damages before FERC issued its decision in November 2008. In February 2009, El Paso filed a motion to dismiss TEP’s complaint, or in the alternative, requested a stay in the proceeding pending further resolution by FERC. In April 2009, TEP filed a response requesting that the court deny El Paso’s motion, followed by an El Paso reply in May 2009. In September 2009, the District Court denied El Paso’s motion to dismiss and stayed the proceeding pending a final resolution of the FERC proceeding and any appeal.
Renewable Energy Standard and Tariff
In the first six months of 2010, TEP collected $15 million in Renewable Energy Standard and Tariff (REST) surcharges. Any surcharge collections above or below the amount of renewable expenditures are being deferred and reflected in TEP’s financial statements as a regulatory liability or asset. In 2010, TEP expects to collect $32 million from customers through the REST. REST implementation plans and the associated surcharge must be submitted annually to the ACC for review and approval.
In March 2010, the ACC approved TEP’s 2010 REST implementation plan and found the proposed purchased power agreements and TEP-owned solar projects to be appropriate components. The plan includes two agreements to purchase 30 MW of energy from two new Arizona-based solar systems which are expected to be completed in early 2012. The plan also includes a bio-mass project that is expected to provide TEP with 2 MW of energy by 2012 or 2013. The above market costs associated with these contracts are recoverable through the REST surcharge. These agreements give TEP the option to purchase the facilities in the future.
The approved plan also includes the expansion of TEP’s Springerville photovoltaic installation by 1.8 MW and the construction of a new 1.6 MW solar project within the Tucson city limits. The estimated cost of these TEP-owned projects is approximately $14 million. In May 2010, the ACC approved a funding mechanism for these two projects. The mechanism allows TEP to use REST funds to recover operating costs, depreciation, property taxes and provide TEP with a return on its investment in the two TEP-owned solar projects until these costs are recovered as part of TEP’s base rates. We expect these projects to be completed by the end of 2010 and TEP to begin cost recovery through the REST in January 2011.
In July 2010, TEP filed its 2011 REST implementation plan with the ACC. The target for 2011 is to supply 3% of TEP’s annual retail sales from renewable energy resources. The plan includes a proposal for TEP to invest $28 million per year in solar projects that would be owned by TEP. We estimate that each $28 million investment would build approximately 7 MW of solar capacity. These company-owned solar projects would be installed between 2011 and 2014. The plan includes the same funding mechanism that was approved by the ACC in May 2010 that would allow TEP to use REST funds to recover operating costs, depreciation, property taxes and provide TEP with a return on its investment in the TEP-owned solar projects until these costs could be recovered as part of TEP’s base rates. The plan also includes purchased power agreements to purchase 140 MW of energy for solar resources, 50 MW of energy from wind resources and 2 MW of energy from a bio-mass resource.

TEP estimates that it will need to collect $49 million from retail customers during 2011 to implement its proposed plan. TEP cannot predict when or if the ACC will approve its 2011 REST implementation plan.
Electric Energy Efficiency Standards
In December 2009, the ACC established a process to adopt new Electric Energy Efficiency Standards (EE Standards) designed to require TEP, UNS Electric and other affected utilities to implement cost effective DSM programs. The proposed EE Standards target total kWh savings in 2011 of 1.25%. The EE Standards increase thereafter up to the targeted cumulative annual reduction in retail kWh sales of 22% by 2020. The EE Standards can be met by: savings from Direct Load Control programs; previously implemented DSM programs; and from a portion of energy efficient building codes. The proposed EE Standards provide for the recovery of costs incurred to implement DSM programs. TEP’s DSM programs and rates charged to customers for such programs are subject to ACC approval. In July 2010, the ACC approved the EE Standards. The EE Standards must be certified by the Arizona Attorney General before taking effect. TEP cannot predict if or when the Attorney General will certify the EE Standards.
The ACC is conducting workshops to explore the use of decoupling or other mechanisms to encourage energy efficiency efforts and address the financial disincentives associated with declining sales. A decoupling mechanism is designed to encourage energy conservation by restructuring utility rates by separating the recovery of fixed costs from rates that are currently based on the level of energy consumed. We cannot predict if the ACC will allow TEP and other affected utilities to adopt the use of decoupling or other mechanisms.
Rosemont Copper Mine
In 2007, Augusta Resources Corporation (Augusta) filed a plan of operations with the United States Forest Service (USFS) for the proposed Rosemont Copper Mine near Tucson, Arizona. Augusta must receive a Record of Decision from the USFS, which is expected in 2011, prior to receiving permits for mine construction and operations. As part of the USFS’ decision process, it must issue an Environmental Impact Statement (EIS). A draft EIS is expected to be issued in late 2010. If the Rosemont Copper Mine begins full production, it would become TEP’s largest retail customer. TEP would serve approximately 100MW of Rosemont Copper Mine’s total estimated load of approximately 110MW. TEP cannot predict if or when the mine will commence operations.
Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	TEP
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	June 30, 2010
	- Millions of Dollars -

Assets
Cash Equivalents (1)	$9	$—	$—	$9
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	14	—	14
Energy Contracts (3)	—	—	4	4

Total Assets	9	14	4	27

Liabilities
Energy Contracts (3)	—	(9)	(2)	(11)
Interest Rate Swaps (4)	—	(10)	—	(10)

Total Liabilities	—	(19)	(2)	(21)

Net Total Assets and (Liabilities)	$9	$(5)	$2	$6

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of money market funds and commercial paper.

(2)	Rabbi Trust Investments consist of amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan (SERP) benefits. The valuation is based on quoted prices, traded in active markets. These investments are included in Investments and Other Property — Other in the UniSource Energy and TEP balance sheets.

(3)	Energy Contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to reduce exposure to energy price risk. These contracts are included in Derivative Instruments in the UniSource Energy and TEP balance sheets. The valuation techniques are described below.

(4)	The Interest Rate Swaps are valued based on the six month LIBOR index or the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Index. These interest rate swaps are included in Derivative Instruments in the UniSource Energy and TEP balance sheets.
For the six months ended June 30, 2010, TEP recorded net unrealized gains of $3 million in net regulatory assets. This amount represents $7 million in unrealized gains related to the change in the fair value of Level 3 forward power contracts primarily due to the change in value of the purchase power call option, partially offset by $4 million in unrealized losses related to the change in fair value of Level 2 gas swaps due to lower forward gas prices and increased swap volumes.
TEP primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Where observable inputs are available for substantially the full term of the asset or liability, such as gas swap derivatives valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basin differentials, the instrument is categorized in Level 2.
Derivatives valued using an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers are categorized in Level 3. For both power and gas prices, TEP obtains quotes from brokers, major market participants, exchanges or industry publications as well as its own price experience from active transactions in the market. TEP primarily uses one set of quotations each for power and for gas, and then uses the other sources as validation of those prices. The broker providing quotes for power prices states that the market information provided is indicative only, but believes it to be reflective of market conditions as of the time and date indicated. In addition, energy derivatives include contracts where published prices are not readily available. These include contracts for delivery periods during non-standard time blocks, contracts for delivery during only a few months of a given year when prices are quoted only for the annual average, or contracts for delivery at illiquid delivery points. In these cases, TEP applies certain management assumptions to value such contracts. These assumptions include applying percentage multipliers to value non-standard time blocks, applying historical price curve relationships to calendar year quotes, and including adjustments for transmission and line losses to value contracts at illiquid delivery points. We also consider the impact of counterparty credit risk using current and historical default and recovery rates as well as our own credit risk using market credit default swap data. TEP reviews these assumptions on a quarterly basis.

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
LIQUIDITY AND CAPITAL RESOURCES
TEP Cash Flows
The table below shows the cash available to TEP after capital expenditures, scheduled debt payments and payments on capital lease obligations:

Six Months Ended June 30,	2010	2009
	-Millions of Dollars-
Net Cash Flows — Operating Activities (GAAP)	$126	$102
Amounts from Statements of Cash Flows:
Less: Capital Expenditures (1)	(160)	(151)

Net Cash Flows after Capital Expenditures (non-GAAP)*	(34)	(49)
Amounts from Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(45)	(14)
Plus: Proceeds from Investment in Lease Debt	22	1

Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	$(57)	$(62)

(1)	Includes $52 million payment for purchase of Sundt Unit 4 lease equity.

Six Months Ended June 30,	2010	2009
	-Millions of Dollars-
Net Cash Flows — Operating Activities (GAAP)	$126	$102
Net Cash Flows — Investing Activities (GAAP)	(138)	(178)
Net Cash Flows — Financing Activities (GAAP)	9	47
Net Cash Flows after Capital Expenditures (non-GAAP)*	(34)	(49)
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	(57)	(62)

*	Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments, both non-GAAP measures of liquidity, should not be considered as alternatives to Net Cash Flows - Operating Activities, which is determined in accordance with GAAP as a measure of liquidity. TEP believes that Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments provide useful information to investors as measures of liquidity and its ability to fund its capital requirements, make required payments on debt and capital lease obligations, and pay dividends to UniSource Energy.
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

Operating Activities
In the first six months of 2010, net cash flows from operating activities increased by $24 million compared with 2009. Net cash flows were impacted by:
•	a $15 million increase in cash receipts related to the operation of Springerville Units 3 and 4;
•	a $9 million decrease in cash deposits made with power and gas trading counterparties; and
•	a $12 million decrease in operating and maintenance costs; partially offset by
•	a $7 million decrease in income tax refunds; and
•	a $3 million increase in taxes paid other than income taxes.
Investing Activities
Net cash flows used for investing activities decreased by $38 million in the first six months of 2010 compared with the same period last year due to: a $21 million increase in proceeds from the return of investments in lease debt; and the use of $31 million in the first six months of 2009 for an investment in lease debt; partially offset by a $9 million increase in capital expenditures; and the receipt of insurance proceeds of $4 million during the first six months of 2009.
Financing Activities
Net cash proceeds from financing activities were $39 million lower in the first six months of 2010 compared with 2009 due to: a $30 million increase in TEP’s payments on capital lease obligation; a $15 million decrease in capital contributions from UniSource Energy, and a $20 million decrease in proceeds from borrowings under TEP’s revolving credit facility (net of repayments); partially offset by a $30 million of proceeds received under a loan agreement to help fund the purchase of Sundt Unit 4.
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
The TEP Term Loan contains a number of covenants, which are substantially the same as the covenants in the TEP Credit Agreement, which restrict TEP and its subsidiaries, including restrictions on additional indebtedness, liens, sale of assets, dividends and sale-leaseback agreements. The TEP Term Loan also requires TEP to meet a minimum cash coverage ratio and a maximum leverage ratio. If TEP complies with the terms of the TEP Term Loan, TEP may pay dividends to UniSource Energy. As of June 30, 2010, TEP was in compliance with the terms of the TEP Term Loan.
TEP Credit Agreement
The TEP Credit Agreement consists of a $150 million revolving credit facility and a $341 million letter of credit facility which supports $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement expires in 2011 and is secured by $491 million of Mortgage Bonds. At June 30, 2010, there were $45 million of outstanding borrowings and $1 million in letters of credit outstanding under the TEP Revolving Credit Facility.
As of June 30, 2010, TEP was in compliance with the terms of the TEP Credit Agreement.

Capital Contribution from UniSource Energy
In March 2010, UniSource Energy contributed $15 million of capital to TEP to help fund the purchase of Sundt Unit 4. In March 2009, UniSource Energy contributed $30 million of capital to TEP. TEP used the proceeds to purchase Springerville Unit 1 lease debt.
Interest Rate Risk
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations, as well as borrowings under its revolving credit facility. As a result, TEP may be required to pay significantly higher rates of interest on outstanding variable rate debt and borrowings under its revolving credit facility. At June 30, 2010 and December 31, 2009, TEP had $329 million and $459 million, respectively, in tax-exempt variable rate debt outstanding. In January 2010, TEP completed a transaction that converted the interest rate on the $130 million of 2008 Pima B Bonds to a fixed rate of 5.75%. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest payable under the indenture for the bonds is 20%. During 2009, the average interest rates paid ranged from 0.25% to 0.79%. At June 30, 2010, the average interest rate on the debt was 0.22%.
Capital Lease Obligations
At June 30, 2010, TEP had $499 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts in each of the obligations.

	Capital Lease Obligation
	Balance		Renewal/Purchase
Leased Asset	at June 30, 2010	Expiration	Option
	-Millions of Dollars -
Springerville Unit 1	$303	2015	Fair market value purchase option
Springerville Coal Handling Facilities	87	2015	Fixed price purchase option of $120 million (1)
Springerville Common Facilities	109	2017 and 2021	Fixed price purchase option of $106 million (1)

Total Capital Lease Obligations	$499

(1)	TEP has agreed with Tri-State and SRP, the owners of Springerville Units 3 and 4, respectively, that if these leases are not renewed, it will exercise such purchase options. Tri-State and SRP will then be obligated to either (i) buy a portion of these facilities or (ii) continue making payments to TEP for the usage of these facilities.
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
Income Tax Position
See UniSource Energy Consolidated, Liquidity and Capital Resources, Income Tax Position, above.

Contractual Obligations
There have been no significant changes in TEP’s contractual obligations or other commercial commitments from those reported in our 2009 Annual Report on Form 10-K, other than the following purchase obligations entered into in 2010 and the TEP Term Loan:

Payment Due in Years						2015
Ending December 31,	2010	2011	2012	2013	2014	and after	Total
	- Millions of Dollars -
Long-Term Debt	$—	$30	$—	$—	$—	$—	$30
Purchase Obligations:
Purchased Power	—	8	—	—	—	—	8
Solar Installation Commitments	12	2	—	—	—	—	14

Total Additional Contractual Cash Obligations	$12	$40	$—	$—	$—	$—	$52

Dividends on Common Stock
TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and TEP Term Loan and certain financial covenants. As of June 30, 2010, TEP was in compliance with the terms of the TEP Credit Agreement, the TEP Term Loan and applicable financial covenants.
The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. TEP has an accumulated deficit rather than retained earnings. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis for TEP to pay dividends from current year earnings.
UNS GAS
RESULTS OF OPERATIONS
UNS Gas reported net income of $1 million in the second quarter of 2010 compared with no net income in the same period last year. For the six month periods ending on June 30, UNS Gas reported net income in 2010 and 2009 of $6 million and $5 million, respectively. The improvement in UNS Gas’ net income in the second quarter and first six months of 2010 is primarily due to cooler weather that led to an increase in retail therm sales.
The table below provides summary financial information for UNS Gas.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	- Millions of Dollars -		- Millions of Dollars -
Gas Revenues	$25	$26	$82	$85
Other Revenues	1	1	1	2

Total Operating Revenues	26	27	83	87

Purchased Gas Expense	14	17	51	58
Other Operations and Maintenance Expense	6	6	13	12
Depreciation and Amortization	2	2	4	4
Taxes Other Than Income Taxes	1	1	2	2

Total Operating Expenses	23	26	70	76

Operating Income	3	1	13	11

Total Interest Expense	2	1	3	3

Income Tax Expense	—	—	4	3

Net Income	$1	$—	$6	$5

The tables below include UNS Gas’ therm sales and revenues for the three and six months ending June 30, 2010 and 2009.

			Increase (Decrease)
Three Months Ended June 30,	2010	2009	Amount	Percent*
Energy Sales, Therms (in millions)
Gas Retail Sales:
Residential	11	10	1	13.8%
Commercial	6	5	1	4.4%
Industrial	—	—	—	(18.9%)
Public Authorities	1	1	—	17.0%

Total Gas Retail Sales	18	16	2	10.0%
Negotiated Sales Program (NSP)	5	7	(2)	(31.2%)

Total Gas Sales	23	23	—	(2.2%)

Gas Revenues (in millions):
Retail Margin Revenues:
Residential	$8	$7	$1	16.0%
Commercial	2	2	—	12.2%
Industrial	—	—	—	(5.5%)
Public Authorities	—	—	—	23.4%

Total Retail Margin Revenues	$10	$9	$1	15.3%

Transport	1	1	—	(1.0%)
Negotiated Sales Program (NSP)	2	2	—	(7.9%)

Total Non-Fuel Base Revenues	13	12	1	9.2%
Retail Fuel Revenues	12	14	(2)	(11.6%)
Other Revenue	1	1	—	(22.2%)

Total Operating Revenues	$26	$27	$(1)	(2.6%)

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
Retail therm sales increased 10% in the second quarter of 2010 due primarily to cooler weather compared with the same period last year. The increase in retail therm sales and the base rate increase that was implemented on April 1, 2010, contributed to an increase in retail margin revenues of $1 million compared with the second quarter of 2009.
Through a Negotiated Sales Program (NSP) approved by the ACC, customers who receive gas transmission services from UNS Gas may also elect to purchase gas from UNS Gas. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the PGA mechanism which reduces the gas commodity price.

Six Months Ended June 30,	2010	2009	Amount	Percent*
Energy Sales, Therms (in millions)
Gas Retail Sales:
Residential	45	39	6	13.2%
Commercial	17	16	1	8.3%
Industrial	1	1	—	(4.6%)
Public Authorities	4	4	—	11.2%

Total Gas Retail Sales	67	60	7	11.4%
Negotiated Sales Program (NSP)	12	15	(3)	(22.1%)

Total Gas Sales	79	75	4	4.6%

Gas Revenues (in millions):
Retail Margin Revenues:
Residential	$22	$20	$2	11.6%
Commercial	5	5	—	8.1%
Industrial	—	—	—	0.7%
Public Authorities	1	1	—	11.9%

Total Retail Margin Revenues	$28	$26	$2	10.8%

Transport	2	2	—	(0.4%)
Negotiated Sales Program (NSP)	7	7	—	(4.6%)

Total Non-Fuel Base Revenues	37	35	2	7.1%
Retail Fuel Revenues	44	50	(6)	(11.4%)
Other Revenue	2	2	—	(16.0%)

Total Operating Revenues	$83	$87	$(4)	(4.2%)

Retail therm sales increased by 11% in the first six months of 2010 due primarily to cooler weather compared with the same period last year. The increase in retail therm sales contributed to an increase in retail margin revenues of $2 million compared with the first six months of 2009.
FACTORS AFFECTING RESULTS OF OPERATIONS
Rates
2010 UNS Gas Rate Order
In November 2008, UNS Gas filed a general rate case with the ACC on a cost of service basis requesting a $10 million, or a 6% base rate increase. In March 2010, the ACC issued an order authorizing a 2%, or $3 million base rate increase effective April 2010.

Test year – 12 months ended June 30, 2008	Requested by UNS Gas	2010 ACC Order
Original cost rate base	$182 million	$180 million
Revenue deficiency	$10 million	$3 million
Total rate increase (over test year revenues)	6%	2%
Cost of equity	11.0%	9.5%
Actual capital structure	50% equity / 50% debt	50% equity / 50% debt
Weighted average cost of capital	8.75%	8.0%
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
At any time UNS Gas’ PGA bank balance is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC. When the PGA bank balance reaches an over-collected balance of $10 million on a billed to customers basis, UNS Gas is required to make a filing so that the ACC can determine how the over-collected balance should be returned to customers. In 2009, the ACC approved a PGA surcredit of $0.08 per therm, effective November 2009 through October 2010 or until the balance reaches zero. On June 30, 2010, the PGA bank balance was over-collected by $6 million.
Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, UNS Gas’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Gas
	June 30, 2010
	- Millions of Dollars -
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash Equivalents(1)	$15	$—	$—	$15
Cash Collateral(2)	—	1	—	1
Energy Contracts(3)	—	(10)	—	(10)

Total	$15	$(9)	$—	$6

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of money market funds, certificates of deposit and commercial paper.

(2)	Cash collateral provided to energy contract counterparties to reduce credit risk exposure. Collateral posted is included in Current Assets — Other in the UniSource Energy balance sheet.

(3)	Energy Contracts include gas swap agreements entered into to reduce exposure to energy price risk. They are valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basis differences. The amounts include current and non-current liabilities and are net of current and non-current assets, and are included in Derivative Instruments in the UniSource Energy balance sheet.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
In the first six months of 2010, capital expenditures were $4 million. UNS Gas expects internal cash flows to fund its future operating activities and a large portion of its construction expenditures. If natural gas prices rise and UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, UNS Gas may require additional funding to meet operating and capital requirements. Sources of funding future capital expenditures could include draws on the revolving credit facility, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.

Operating Cash Flow
The table below provides summary cash flow information for UNS Gas.

Six Months Ended June 30,	2010	2009
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$11	$26
Investing Activities	(5)	(7)
Financing Activities	(10)	—

Net Increase (Decrease) in Cash	(4)	19
Beginning Cash	31	7

Ending Cash	$27	$26

Operating cash flows decreased in the first six months of 2010 due primarily to the return of over-collected gas costs to customers.
UNS Gas/UNS Electric Revolver
The UNS Gas/UNS Electric Revolver is a $60 million unsecured revolving credit facility which matures in August 2011. Either borrower may borrow up to a maximum of $45 million so long as the combined amount borrowed does not exceed $60 million.
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. As of June 30, 2010, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver. As of August 2, 2010, UNS Gas had no outstanding borrowings and no outstanding letters of credit under the UNS Gas/UNS Electric Revolver.
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
Senior Unsecured Notes
UNS Gas has $100 million of senior unsecured notes outstanding consisting of $50 million at 6.23% due in 2011 and $50 million at 6.23% due in 2015, each of which are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test. As of June 30, 2010, UNS Gas was in compliance with the terms of its note purchase agreement.
Contractual Obligations
There have been no significant changes in UNS Gas’ contractual obligations or other commercial commitments from those reported in our 2009 Annual Report on Form 10-K, other than the following purchase obligations entered into in 2010:

						2015
Payment Due in Years						and
Ending December 31,	2010	2011	2012	2013	2014	after	Total
	- Millions of Dollars -
Purchase Obligations:
Fuel	$—	$4	$4	$2	$—	$—	$10

Dividends on Common Stock
In April 2010, UNS Gas paid a dividend of $10 million to UniSource Energy. The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. As of June 30, 2010, UNS Gas was in compliance with the terms in its note purchase agreement. See Senior Unsecured Notes, above.
UNS ELECTRIC
RESULTS OF OPERATIONS
UNS Electric reported net income of $2 million in the second quarters of 2010 and 2009. For the six months ended June 30, 2010, UNS Electric reported net income of $5 million compared with net income of $2 million in the same period last year. Results in the first six months of 2010 include $3 million of pre-tax income related to a settlement with APS for refunds related to transactions with the California Power Exchange.
Similar to TEP, UNS Electric’s operations are generally seasonal in nature, with peak energy demand occurring in the summer months.
The table below provides summary financial information for UNS Electric.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	- Millions of Dollars -		-Millions of Dollars-
Retail Electric Revenues	$42	$46	$80	$91
Wholesale Electric Revenues	6	2	9	2
Other Revenues	1	1	1	1

Total Operating Revenues	49	49	90	94

Purchased Energy Expense	30	23	56	44
Fuel Expense	3	4	5	8
Transmission Expense	3	3	5	5
Increase (Decrease) to reflect PPFAC Recovery	(4)	4	(8)	10
Other Operations and Maintenance Expense	7	6	14	11
Depreciation and Amortization	4	3	7	7
Taxes Other Than Income Taxes	1	1	2	2

Total Operating Expenses	44	44	81	87

Operating Income	5	5	9	7

Other Income	—	—	3	—
Total Interest Expense	2	2	4	3
Income Tax Expense	1	1	3	2

Net Income	$2	$2	$5	$2

The table below shows UNS Electric’s kWh sales and revenues for the second quarters of 2010 and 2009.

			Increase (Decrease)
Three Months Ended June 30,	2010	2009	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	176	184	(8)	(4.4%)
Commercial	157	159	(2)	(1.5%)
Industrial	49	49	—	(0.2%)
Mining	51	40	11	29.3%
Public Authorities	1	1	—	(0.3%)

Total Electric Retail Sales	434	433	1	0.2%
Electric Wholesale Sales	150	37	113	NM

Total Electric Sales	584	470	114	24.3%

Electric Retail Revenues (in millions):
Retail Margin Revenues:
Residential	$5	$5	$—	(2.7%)
Commercial	6	6	—	0.2%
Industrial	1	1	—	20.5%
Mining	1	1	—	26.5%
Public Authorities	—	—	—	(4.1%)

Total Retail Margin Revenues	$13	$13	$—	3.3%
Retail Fuel Revenues	27	33	(6)	(18.7%)
DSM and REST Revenues	2	1	1	NM

Total Retail Revenues	42	47	(5)	(10.2%)
Electric Wholesale Revenues	6	1	5	NM

Total Electric Revenues	$48	$48	$—	—

*	Percent change calculated on un-rounded data; may not correspond to data shown in table
Total retail kWh sales in the second quarter of 2010 increased by 0.2% compared with the same period last year, which led to a 3.3% increase in retail margin revenues. Energy sales to residential and commercial customers decreased in the second quarter of 2010 due to regional economic conditions and mild weather. UNS Electric’s mining kWh sales increased by 29.3% as its largest mining customer continues to increase its production. UNS Electric’s retail customer count did not change materially compared with June 30, 2009.

The table below shows UNS Electric’s kWh sales and revenues for the first half of 2010 and 2009.

			Increase (Decrease)
Six Months Ended June 30,	2010	2009	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	351	351	—	0.2%
Commercial	289	293	(4)	(1.6%)
Industrial	101	88	13	15.2%
Mining	98	74	24	33.3%
Public Authorities	1	1	—	(4.4%)

Total Electric Retail Sales	840	807	33	4.2%
Electric Wholesale Sales	219	74	145	NM

Total Electric Sales	1059	881	178	20.3%

Electric Retail Revenues (in millions):
Retail Margin Revenues:
Residential	$9	$9	$—	0.8%
Commercial	11	11	—	(0.2%)
Industrial	4	4	—	20.3%
Mining	2	1	1	26.9%
Public Authorities	—	—	—	(0.2%)

Total Retail Margin Revenues	$26	$25	$1	4.5%
Retail Fuel Revenues	50	64	(14)	(21.8%)
DSM and REST Revenues	4	2	2	NM

Total Retail Revenues	80	91	(11)	(12.2%)
Electric Wholesale Revenues	9	2	7	NM

Total Electric Revenues	$89	$93	$(4)	(4.6%)

Total retail kWh sales in the first six months of 2010 increased by 4.2% compared with the same period last year, which led to a 4.5% increase in retail margin revenues. The increase can be attributed to an increase in production by UNS Electric’s mining customer as well as the addition of a new industrial customer. Energy sales to commercial customers decreased in the first six months of 2010 due to regional economic conditions and mild weather.

FACTORS AFFECTING RESULTS OF OPERATIONS
Rates
2009 General Rate Case Filing
On April 30, 2009, UNS Electric filed a rate case application with the ACC, which is summarized below.

Requested by
Test year – December 31, 2008	UNS Electric
Original cost rate base	$176 million
Revenue deficiency	$13.5 million
Total rate increase (over test year revenues)	7.4%
Cost of debt	7.05%
Cost of equity	11.40%
Actual capital structure	46% equity / 54% debt
Weighted average cost of capital	9.04%
UNS Electric’s filing also included a proposal to acquire, and put into its rate base, BMGS, the gas-fired facility in UNS Electric’s service territory that is owned and operated by UED. The proposed acquisition and inclusion of BMGS in rate base would not impact the amount of the total rate increase requested by UNS Electric. The ACC staff testimony recommended a base revenue increase of approximately $8 million. A hearing before an ACC administrative law judge concluded in February 2010. UNS Electric expects that the ACC will issue a final order by the end of September 2010.
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
Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, UNS Electric’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Electric
	June 30, 2010
	- Millions of Dollars -
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash Equivalents(1)	$3	$—	$—	$3
Cash Collateral(2)	—	1	—	1
Energy Contracts(3)	—	(3)	(14)	(17)

Total	$3	$(2)	$(14)	$(13)

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of money market funds.

(2)	Cash collateral provided to energy contract counterparties to reduce credit risk exposure. Collateral posted is included in Current Assets — Other in the UniSource Energy balance sheet.

(3)	Energy Contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to reduce exposure to energy price risk. The amounts include current and non-current liabilities and are net of current and non-current assets, and are included in Derivative Instruments in the UniSource Energy balance sheet. The valuation techniques are described below.

For the six months ended June 30, 2010, UNS Electric recorded unrealized losses of $5 million in net regulatory assets related to the change in the fair value of forward power contracts classified as Level 3 in the fair value hierarchy. This change in fair value was primarily due to lower forward power prices and increased derivative volumes on forward power contracts.
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
Derivatives valued using an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers are categorized in Level 3. For both power and gas prices, UNS Electric obtains quotes from brokers, major market participants, exchanges, or industry publications as well as its own price experience from active transactions in the market. UNS Electric primarily uses one set of quotations each for power and for gas, and then uses the other sources as validation of those prices. The broker providing quotes for power prices states that the market information provided is indicative only, but believes it to be reflective of market conditions as of the time and date indicated. In addition, energy derivatives include contracts where published prices are not readily available. These include contracts for delivery periods during non-standard time blocks, contracts for delivery during only a few months of a given year when prices are quoted only for the annual average, or contracts for delivery at illiquid delivery points. In these cases, UNS Electric applies certain management assumptions to value such contracts. These assumptions include applying percentage multipliers to value non-standard time blocks, applying historical price curve relationships to calendar year quotes, and including adjustments for transmission and line losses to value contracts at illiquid delivery points. We also consider the impact of counterparty credit risk using current and historical default and recovery rates as well as our own credit risk using market credit default swap data. UNS Electric reviews these assumptions on a quarterly basis.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
In the first six months of 2010, UNS Electric’s capital expenditures were $12 million. UNS Electric expects internal cash flows to fund a portion of its construction expenditures. Additional sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.
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

Operating Cash Flow
The table below provides summary cash flow information for UNS Electric.

Six Months Ended June 30,	2010	2009
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$7	$30
Investing Activities	(12)	(17)
Financing Activities	2	(8)

Net Increase (Decrease) in Cash	(3)	5
Beginning Cash	10	9

Ending Cash	$7	$14

Operating cash flows decreased in the first six months of 2010 due to: lower refunds of cash collateral deposits made with power and gas trading counterparties; and an increase in purchased energy costs.
UNS Gas/UNS Electric Revolver
See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. As of August 4, 2010, UNS Electric had $19 million of outstanding letters of credit under the UNS Gas/UNS Electric Revolver.
Interest Rate Risk
UNS Electric is subject to interest rate risk resulting from changes in interest rates on its borrowings under its revolving credit facility. The interest paid on revolving credit borrowings is variable. As a result of recent volatility in interest rates, UNS Electric may be required to pay higher rates of interest on borrowings under its revolving credit facility. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, Credit Risk, below.
Senior Unsecured Notes
UNS Electric has $100 million of senior unsecured notes outstanding, consisting of $50 million due in 2015 and $50 million due in 2023. The notes are guaranteed by UES. The note purchase agreement for UNS Electric contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, and incurrence of indebtedness. As of June 30, 2010, UNS Electric was in compliance with the terms of its note purchase agreement.
Contractual Obligations
There have been no significant changes in UNS Electric’s contractual obligations or other commercial commitments from those reported in our 2009 Annual Report on Form 10-K other than the following purchase obligations entered into in 2010:

						2015
Payment Due in Years						and
Ending December 31,	2010	2011	2012	2013	2014	after	Total
Purchase Obligations:	- Millions of Dollars -
Purchased Power	$—	$15	$2	$—	$—	$—	$17

Dividends on Common Stock
The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. As of June 30, 2010, UNS Electric was in compliance with the terms of its note purchase agreement. See Senior Unsecured Notes, above. As of June 30, 2010 UNS Electric has not paid dividends to UniSource Energy. UNS Electric’s ability to pay dividends will depend on the outcome of the rate case filed in April 2009, the need for capital expenditures and various other factors.
OTHER NON-REPORTABLE BUSINESS SEGMENTS
RESULTS OF OPERATIONS
The table below summarizes the income (loss) for the other non-reportable segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	- Millions of Dollars -		- Millions of Dollars -
UED	$1	$1	$2	$2
Millennium Investments	(4)	3	(3)	3
UniSource Energy Parent Company	(2)	(2)	(2)	(2)

Total Other	$(5)	$2	$(3)	$3

UniSource Energy Parent Company
UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes and the UniSource Credit Agreement. In 2009, UniSource Energy had capital expenditures of $8 million at the parent level related to the purchase of land and site development to construct a new headquarters building. In the first six months of 2010, UniSource Energy’s parent-level capital expenditures were $2 million.
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
In the first six months of 2010 and 2009, UED recorded after-tax income of $2 million related to the operation of BMGS.
Millennium Investments
Millennium recorded a $4 million loss in the second quarter of 2010 compared with net income of $3 million in the same period last year. Millennium’s results in the second quarter of 2010 include an after-tax impairment loss of $3 million related to one of its investments. Millennium’s net income in the second quarter of 2009 includes a $4 million after-tax gain on the sale of its 50% interest in Sabinas.
In March 2010, Millennium sold its interest in Nations Energy for an after-tax gain of less than $1 million.
On August 3, 2010, UniSource Energy was notified by the general partner of a private equity fund in which Millennium held an investment that the fund’s investment in an unregulated energy company was fully impaired at June 30, 2010. Millennium recorded an after-tax loss of $3 million in the second quarter of 2010 to recognize the impairment at June 30, 2010. Millennium has no further investment obligation related to this fund.
At June 30, 2010, Millennium’s investment balance was $23 million, including a $15 million note receivable, and its cash balance was $3 million. In the first six months of 2010, Millennium paid dividends of $6 million to UniSource Energy compared with $3 million in the first six months of 2009.

The following table sets forth, by level within the fair value hierarchy, Millennium’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2010
	- Millions of Dollars -
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash Equivalents (1)	$2	$—	$—	$2
Equity Investments (2)	—	—	1	1

Total	$2	$—	$1	$3

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of money market funds.

(2)	Equity Investments are, in the absence of readily ascertainable market values, based on the investment partner’s valuations and comprise Millennium’s equity investments in unregulated businesses. These investments are included in Investments and Other Property — Other in the UniSource Energy balance sheet.
CRITICAL ACCOUNTING ESTIMATES
There have been no significant changes in our accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2009.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The following recently issued accounting standards are not yet reflected in UniSource Energy and TEP financial statements:
•	The FASB issued authoritative guidance for multiple deliverable revenue arrangements that provides another alternative for determining the selling price of deliverables and eliminates the residual method of allocating consideration. In addition, this pronouncement requires expanded qualitative and quantitative disclosures and is effective for revenue arrangements entered into after January 1, 2011. We are evaluating the impact of this pronouncement.
•	The FASB issued amendments that require some new disclosures and clarify some existing disclosure requirements about fair value measurements. The amendments are effective for interim and annual reporting periods beginning January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning January 1, 2011. We are evaluating the impact of these new disclosures on our financial statements. See Financial Statements Note 10. Fair Value Measurements for our current fair value disclosures.
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
The information contained in this Item identifies material changes from information included in Part II, Item 7A in UniSource Energy and TEP’s Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the period ended March 31, 2010, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Item 1 and Management’s Discussion and Analysis presented in Item 2 of this Form 10-Q.
Interest Rate Risk
In January 2010, TEP reduced its exposure to variable interest rate risk by converting the interest rate on its $130 million principal amount of 2008 Pima B Bonds from a variable rate to a fixed rate of 5.75% through maturity in 2029. In 2009, the all in cost, including LOC fees, on the 2009 Pima B Bonds averaged approximately 1%.
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
To adjust the value of its commodity derivatives to fair value in Regulatory Assets or Regulatory Liabilities, TEP recorded the following net unrealized gains (losses):

Six Months Ended June 30,	2010	2009
	-Millions of Dollars-
Unrealized Gains (Losses)	$3	($8)

As required by fair value accounting rules, for the six months ended June 30, 2010, TEP considered the impact of non-performance risk in the measurement of fair value of its derivative assets and derivative liabilities net of collateral posted. The adjustment required for TEP was less than $1 million at June 30, 2010.
Sensitivity Analysis of Derivatives
The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.

	Unrealized Gain (Loss) of TEP’s
	Hedging and Trading Activities
	- Millions of Dollars -
				Total
	Maturity 0–6	Maturity 6–12	Maturity	Unrealized
Source of Fair Value at June 30, 2010	months	months	over 1 yr.	Gain (Loss)
Prices actively quoted	$(6)	$(1)	$(3)	$(10)
Prices based on models and other valuation methods	2	—	1	3

Total	$(4)	$(1)	$(2)	$(7)

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

	- Millions of Dollars -
Change in Market Price as of June 30, 2010	10% Increase	10% Decrease
Non-Cash Flow Hedges
Forward gas contracts	$4	$(4)
Forward power sales and purchase contracts	(1)	1

Cash Flow Hedges
Forward power purchase contracts	1	(1)

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

Six Months Ended June 30,	2010	2009
	-Millions of Dollars-
Unrealized Gains (Losses)	$(2)	$2

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
To adjust the value of its commodity derivatives to fair value in Regulatory Assets or Regulatory Liabilities, UNS Electric recorded the following net unrealized losses:

Six Months Ended June 30,	2010	2009
	-Millions of Dollars-
Unrealized Losses	$(5)	$(4)

For UNS Electric’s forward power sales and purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses reported as net regulatory assets of $8 million, while a 10% increase in market prices would result in a decrease in unrealized net losses reported as net regulatory assets of $8 million.
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
As of June 30, 2010, TEP’s credit exposure related to its wholesale marketing and gas hedging activities was approximately $18 million, including $2 million of inter-company exposure to UNS Electric. TEP’s total exposure to non-investment grade or non-rated counterparties was $7 million.
At June 30, 2010, TEP had posted $1 million in letters of credit as credit enhancements with its counterparties, and did not hold any collateral from its counterparties.
At June 30, 2010, UNS Gas had no mark-to-market counterparty credit exposure under its supply and hedging contracts. As of June 30, 2010, UNS Gas had posted $1 million in cash as credit enhancements with its counterparties, and did not hold any collateral from counterparties.
At June 30, 2010, UNS Electric had $2 million of counterparty credit exposure under its supply and hedging contracts. As of June 30, 2010, UNS Electric had posted $15 million in letters of credit and $1 million in cash collateral as credit enhancements with its counterparties and had not collected any collateral margin from its counterparties.

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
While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	— LEGAL PROCEEDINGS
Right of Way Matters
TEP was a defendant in a class action filed in February 2009, in the United States District Court in Albuquerque, New Mexico by members of the Navajo Nation. The plaintiffs alleged, among other things, that the rights of way for defendants’ transmission lines on Navajo lands were improperly granted and that the compensation paid for such rights of way was inadequate. The plaintiffs were requesting, among other things, that the transmission lines on these lands be removed. In June 2009, TEP and the other defendants filed motions to dismiss the lawsuit on procedural grounds. In March 2010, the Court granted several of the defendants’ motions to dismiss and entered a final judgment dismissing the case in April 2010. The plaintiffs filed a Notice of Appeal with the Bureau of Indian Affairs (BIA) in May 2010, appealing the BIA’s decision to grant the rights of way that were the subject of the now-dismissed complaint. In June 2010, the BIA found that the Notice of Appeal failed to meet the minimum requirements for the appeal of an administrative action under federal law. TEP cannot predict if or when the plaintiffs will pursue further appeals.
Other than the legal proceedings described above and in Note 6 of Notes to Consolidated Financial Statements, Commitments and Contingencies and in Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, there are no other pending material legal proceedings to which the Company is a party, other than routine litigation incidental to the business of the Company.

ITEM 1A.	— RISK FACTORS
The business and financial results of UniSource Energy and TEP are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in our 2009 Annual Report on Form 10-K.

ITEM 2.	— UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities — None.

ITEM 5.	— OTHER INFORMATION
Ratio of Earnings to Fixed Charges
The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

	6 Months Ended	12 Months Ended
	June 30, 2010	June 30, 2010
UniSource Energy	2.341	2.615

TEP	2.251	2.718

For purposes of this computation, earnings are defined as pre-tax earnings from continuing operations before minority interest, or income/loss from equity method investments, plus interest expense and amortization of debt discount and expense related to indebtedness. Fixed charges are interest expense, including amortization of debt discount and expense on indebtedness.
Environmental Matters
Coal Combustion Residuals
In June, 2010, the EPA published its proposed regulations governing the handling and disposal of coal combustion residuals (“CCRs”), such as fly ash. The EPA proposes regulating CCRs as either non-hazardous waste or hazardous waste and is seeking comment on three different alternatives. The hazardous waste proposal would phase out the use of ash ponds for disposal of CCRs. The other two proposals regulate CCRs as non-hazardous waste and impose performance standards for ash disposal. One of these proposals would require retrofitting or closure of currently unlined ash ponds, while the other proposal would not require the installation of liners or pond closures. The EPA has not yet indicated a preference for any of the alternatives. Under each of the alternatives, the proposed regulation would continue to allow CCRs to be beneficially reused or recycled as components of other products instead of placed in impoundments or landfills.
We do not know when the EPA will issue a final rule, including required compliance dates, and cannot currently predict the outcome of the EPA’s actions. The financial impact to TEP, if any, cannot be determined at this time.
Notice of Intent to Sue
In April, 2009, APS received a request from the EPA under Section 114 of the Clean Air Act for information regarding projects at and operations of Four Corners. Four Corners, which is operated by APS, is comprised of five coal-fired generating units. TEP has a 7% ownership interest in two units, totaling 110 MW. This request was part of an EPA enforcement initiative under the New Source Review provisions of the Clean Air Act. APS responded to the request in August 2009. On May 7, 2010, APS received a Notice of Intent to Sue from Earthjustice, on behalf of several environmental organizations, related to alleged violations of the Clean Air Act at Four Corners (the “Notice”). The Notice alleges New Source Review-related violations and New Source Performance Standard violations. Under the Clean Air Act, a citizens group is required to provide 60 days advance notice of its intent to file a lawsuit. Within that 60-day time period, the EPA may step in and file a lawsuit regarding the allegations. If the EPA does so, the citizens group is precluded from filing its own lawsuit, but it may still intervene in the EPA’s lawsuit, if it so desires. The 60-day period lapsed in early July, and the EPA did not take any action. At this time, we cannot predict whether or when Earthjustice might file a lawsuit.
San Juan Generating Station
On June 21, 2010 the New Mexico Environmental Department (NMED) filed its proposed regional haze state implementation plan with the New Mexico Environmental Improvement Board (EIB). The filing includes a finding that the Best Available Retrofit Technology for the San Juan Generating Station is selective catalytic reduction plus sorbent injection. The EIB will consider the recommendation and submit a plan to the EPA for approval. For further information see Note 6. of Notes to Consolidated Financial Statements, Commitments and Contingencies, TEP Contingencies.

ITEM 6.	— EXHIBITS
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

UNISOURCE ENERGY CORPORATION (Registrant)

Date: August 5, 2010	/s/ Kevin P. Larson Kevin P. Larson
Senior Vice President and Principal
Financial Officer

TUCSON ELECTRIC POWER COMPANY

(Registrant)

Date: August 5, 2010	/s/ Kevin P. Larson Kevin P. Larson
Senior Vice President and Principal
Financial Officer

EXHIBIT INDEX

4	(a)	—	Amendment No. 4 to Amended and Restated TEP Credit Agreement, dated as of June 24, 2010.

4	(b)	—	Amendment No. 1, dated June 24, 2010 to TEP Loan Agreement dated as of March 1, 2010.

12	(a)	—	Computation of Ratio of Earnings to Fixed Charges — UniSource Energy.

12	(b)	—	Computation of Ratio of Earnings to Fixed Charges — TEP.

15		—	Letter regarding unaudited interim financial information.

31	(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Paul J. Bonavia.

31	(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Kevin P. Larson.

31	(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Paul J. Bonavia.

31	(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Kevin P. Larson.

*32		—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*101		—
The following materials from UniSource Energy Corporation’s and Tucson Electric Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language):

(a)
UniSource Energy Corporation’s (i) Comparative Condensed Consolidated Statement of Income, (ii) Comparative Condensed Consolidated Statement of Cash Flows, (iii) Comparative Condensed Consolidated Balance Sheets, (iv) Condensed Statement of Changes in Stockholder’s Equity and Comprehensive Income; and

(b) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Previously filed as indicated and incorporated by reference.