Form 10-Q
period 2010-09-30
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2010-10-27
CIK 100122, 941138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

UniSource Energy Corporation	Large Accelerated Filer ☑ Smaller Reporting Company ☐	Accelerated Filer ☐	Non-accelerated filer ☐
Tucson Electric Power Company	Large Accelerated Filer ☐ Smaller Reporting Company ☐	Accelerated Filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UniSource Energy Corporation	Yes ☐	No ☑
Tucson Electric Power Company	Yes ☐	No ☑
At October 15, 2010, 36,431,763 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding. At October 15, 2010, 32,139,434 shares of Tucson Electric Power Company’s common stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.
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

DEFINITIONS
The abbreviations and acronyms used in the 2010 third quarter report on Form 10-Q are defined below:

2008 TEP Rate Order	A rate order issued by the ACC resulting in a new retail rate structure for TEP, effective December 1, 2008.
ACC	Arizona Corporation Commission.
AMT	Alternative Minimum Tax.
APS	Arizona Public Service Company.
BART	Best Available Retrofit Technology
BMGS	Black Mountain Generating Station owned by UED.
Btu	British thermal unit(s).
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in MWs.
Common Stock	UniSource Energy’s common stock, without par value.
Company	UniSource Energy Corporation.
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures.
DSM	Demand side management.
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy	The amount of power produced over a given period of time measured in MWh.
EPA	Environmental Protection Agency.
FERC	Federal Energy Regulatory Commission.
Four Corners	Four Corners Generating Station.
GBtu	Billion British Thermal Units.
IRS	Internal Revenue Service.
kWh	Kilowatt-hour(s).
LIBOR	London Interbank Offered Rate.
Luna	Luna Energy Facility.
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy.
MMBtu	Million British Thermal Units.
MW	Megawatt(s).
MWh	Megawatt-hour(s).
Navajo	Navajo Generating Station.
O&M	Operations and Maintenance Expense.
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers.
PPFAC	Purchased Power and Fuel Adjustment Clause.
RES	Renewable Energy Standard.
Salt River Project	A public power utility serving more than 900,000 customers in Phoenix, Arizona.
San Juan	San Juan Generating Station.
SCR	Selective Catalytic Reduction
Springerville	Springerville Generating Station.
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2.

Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station.
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2	Unit 2 of the Springerville Generating Station.
Springerville Unit 3	Unit 3 of the Springerville Generating Station.
Springerville Unit 4	Unit 4 of the Springerville Generating Station.
SRP	Salt River Project Agricultural Improvement and Power District.
Sundt	H. Wilson Sundt Generating Station.
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station.
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy.
TEP Credit Agreement	Amended and Restated Credit Agreement between TEP and a syndicate of banks, dated as of August 11, 2006. Expires on August 11, 2011.
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement. Expires on August 11, 2011.
TEP Term Loan	$30 million term loan agreement dated as of March 1, 2010. Matures on September 1, 2011.
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
Tri-State	Tri-State Generation and Transmission Association.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities.
UED Credit Agreement	Credit agreement between UED and a syndicate of banks, dated as of March 26, 2009, guaranteed by UniSource Energy. Expires on March 24, 2012.
UES	UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies (UNS Gas and UNS Electric).
UniSource Credit Agreement	Amended and Restated Credit Agreement between UniSource Energy and a syndicate of banks, dated as of August 11, 2006. Expires on August 11, 2011.
UniSource Energy	UniSource Energy Corporation.
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES.
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES.
UNS Gas/UNS Electric Revolver	Revolving credit facility under the Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, UES as guarantor, and a syndicate of banks, dated as of August 11, 2006. Expires on August 11, 2011.

v

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
UniSource Energy Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the “Company”) as of September 30, 2010, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, the condensed consolidated statement of changes in stockholders’ equity and comprehensive income for the nine-month period ended September 30, 2010 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
October 27, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Tucson Electric Power Company:
We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the “Company”) as of September 30, 2010, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, the condensed consolidated statement of changes in stockholder’s equity and comprehensive income for the nine-month period ended September 30, 2010, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Phoenix, Arizona
October 27, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Nine Months Ended
September 30,			September 30,
2010	2009		2010	2009
(Unaudited)			(Unaudited)
-Thousands of Dollars-			-Thousands of Dollars-
(Except Per Share Amounts)			(Except Per Share Amounts)
		Operating Revenues
$360,028	$348,938	Electric Retail Sales	$824,714	$817,490
36,776	28,785	Electric Wholesale Sales	100,094	92,031
—	—	California Power Exchange (CPX) Provision for Wholesale Refunds	(2,970)	—
16,140	16,226	Gas Revenue	96,598	99,189
25,824	20,290	Other Revenues	76,053	55,169

438,768	414,239	Total Operating Revenues	1,094,489	1,063,879

		Operating Expenses
90,493	99,895	Fuel	220,187	223,758
93,889	76,207	Purchased Energy	241,151	217,121
3,380	2,356	Transmission	8,688	7,607
(12,373)	(15,403)	Decrease to Reflect PPFAC/PGA Recovery	(35,335)	(5,083)

175,389	163,055	Total Fuel and Purchased Energy	434,691	443,403
88,936	79,549	Other Operations and Maintenance	258,979	243,432
32,450	35,246	Depreciation	95,773	109,601
7,177	8,433	Amortization	20,797	22,280
11,334	11,098	Taxes Other Than Income Taxes	35,559	35,915

315,286	297,381	Total Operating Expenses	845,799	854,631

123,482	116,858	Operating Income	248,690	209,248

		Other Income (Deductions)
2,011	2,609	Interest Income	5,891	9,530
1,362	1,899	Other Income	8,499	16,284
(1,621)	(812)	Other Expense	(8,524)	(2,040)

1,752	3,696	Total Other Income (Deductions)	5,866	23,774

		Interest Expense
15,928	14,317	Long-Term Debt	46,984	43,680
11,616	12,504	Capital Leases	35,124	36,762
(1,726)	544	Other Interest Expense, Net of Interest Capitalized	(1,213)	631

25,818	27,365	Total Interest Expense	80,895	81,073

99,416	93,189	Income Before Income Taxes	173,661	151,949
44,533	35,543	Income Tax Expense	73,266	58,110

$54,883	$57,646	Net Income	$100,395	$93,839

36,533	35,928	Weighted-Average Shares of Common Stock Outstanding (000)	36,321	35,829

$1.50	$1.60	Basic Earnings per Share	$2.76	$2.62

$1.36	$1.45	Diluted Earnings per Share	$2.53	$2.40

$0.39	$0.29	Dividends Declared per Share	$1.17	$0.87

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$848,308	$858,056
Cash Receipts from Electric Wholesale Sales	138,236	135,006
Cash Receipts from Gas Sales	124,922	130,765
Cash Receipts from Operating Springerville Units 3 & 4	67,593	51,399
Interest Received	9,029	12,997
Income Tax Refunds Received	174	16,961
Performance Deposits Received	16,200	27,720
Other Cash Receipts	15,989	10,086
Purchased Energy Costs Paid	(288,035)	(257,414)
Fuel Costs Paid	(182,703)	(227,304)
Payment of Other Operations and Maintenance Costs	(177,261)	(177,101)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(106,701)	(110,271)
Wages Paid, Net of Amounts Capitalized	(94,490)	(94,217)
Interest Paid, Net of Amounts Capitalized	(49,751)	(48,312)
Capital Lease Interest Paid	(37,106)	(38,050)
Performance Deposit Payments	(17,200)	(21,010)
Income Taxes Paid	(11,246)	—
Excess Tax Benefit from Stock Options Exercised	(1,796)	(1,929)
Other Cash Payments	(4,870)	(5,084)

Net Cash Flows — Operating Activities	249,292	262,298

Cash Flows from Investing Activities
Capital Expenditures	(200,183)	(236,913)
Purchase of Sundt Unit 4 Lease Asset	(51,389)	—
Purchase of Springerville Lease Debt	—	(31,375)
Prepayment Deposit on UED Debt	(3,188)	(2,069)
Other Cash Payments	(820)	(866)
Return of Investment in Springerville Lease Debt	25,615	12,736
Customer Advance Reimbursement from Citizens	1,254	—
Return of Investment from Millennium Energy Businesses	423	5,000
Insurance Proceeds for Replacement Assets	1,041	4,928
Other Cash Receipts	356	322

Net Cash Flows — Investing Activities	(226,891)	(248,237)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	231,000	158,000
Proceeds from Issuance of Long-Term Debt	39,570	—
Proceeds from Issuance of Short-Term Debt	—	30,000
Proceeds from Stock Options Exercised	8,896	2,021
Excess Tax Benefit from Stock Options Exercised	1,796	1,929
Other Cash Receipts	6,981	4,517
Repayments of Borrowings Under Revolving Credit Facilities	(199,000)	(140,000)
Payments of Capital Lease Obligations	(55,970)	(24,157)
Common Stock Dividends Paid	(42,326)	(31,037)
Repayment of Long-Term Debt	(19,445)	(4,500)
Payment of Debt Issue/Retirement Costs	(2,099)	(963)
Other Cash Payments	(1,827)	(1,957)

Net Cash Flows — Financing Activities	(32,424)	(6,147)

Net (Decrease) Increase in Cash and Cash Equivalents	(10,023)	7,914
Cash and Cash Equivalents, Beginning of Year	76,922	55,172

Cash and Cash Equivalents, End of Period	$66,899	$63,086

See Note 16 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$4,412,776	$4,147,268
Utility Plant under Capital Leases	583,374	720,628
Construction Work in Progress	178,642	144,551

Total Utility Plant	5,174,792	5,012,447
Less Accumulated Depreciation and Amortization	(1,804,302)	(1,652,296)
Less Accumulated Amortization of Capital Lease Assets	(456,829)	(574,437)

Total Utility Plant — Net	2,913,661	2,785,714

Investments and Other Property
Investments in Lease Debt and Equity	104,118	132,168
Other	55,939	60,239

Total Investments and Other Property	160,057	192,407

Current Assets
Cash and Cash Equivalents	66,899	76,922
Accounts Receivable — Customer	110,014	80,191
Unbilled Accounts Receivable	56,967	53,361
Allowance for Doubtful Accounts	(6,257)	(5,977)
Fuel Inventory	38,951	48,159
Materials and Supplies	65,150	68,633
Derivative Instruments	6,440	2,653
Regulatory Assets — Current	62,138	41,772
Deferred Income Taxes — Current	54,705	52,355
Investments in Lease Debt	1,473	—
Other	29,888	28,236

Total Current Assets	486,368	446,305

Regulatory and Other Assets
Regulatory Assets — Noncurrent	184,097	147,325
Derivative Instruments	9,467	4,498
Other Assets	24,618	24,993

Total Regulatory and Other Assets	218,182	176,816

Total Assets	$3,778,268	$3,601,242

See Notes to Condensed Consolidated Financial Statements.
(Continued)

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$816,533	$750,865
Capital Lease Obligations	426,881	488,349
Long-Term Debt	899,464	1,307,795

Total Capitalization	2,142,878	2,547,009

Current Liabilities
Current Obligations Under Capital Leases	60,375	40,441
Borrowing Under Revolving Credit Facility	84,000	35,000
Current Maturities of Long-Term Debt	420,100	12,195
Accounts Payable — Trade	102,363	98,990
Interest Accrued	23,327	41,396
Accrued Taxes Other than Income Taxes	55,553	36,698
Accrued Employee Expenses	26,270	27,545
Customer Deposits	28,590	25,978
Regulatory Liabilities — Current	64,880	42,229
Derivative Instruments	35,864	21,186
Other	16,497	4,038

Total Current Liabilities	917,819	385,696

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	290,772	227,199
Regulatory Liabilities — Noncurrent	195,755	211,891
Derivative Instruments	32,132	19,489
Pension and Other Postretirement Benefits	114,093	123,476
Other	84,819	86,482

Total Deferred Credits and Other Liabilities	717,571	668,537

Commitments and Contingencies (Note 6)

Total Capitalization and Other Liabilities	$3,778,268	$3,601,242

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other
	Shares	Common	Accumulated	Comprehensive
	Outstanding*	Stock	Earnings	Loss	Total
	(Unaudited)
	-Thousands of Dollars-

Balances at December 31, 2009	35,851	$696,206	$60,461	$(5,802)	$750,865

Comprehensive Income:
2010 Year-to-Date Net Income			100,395		100,395

Unrealized Loss on Cash Flow Hedges (net of $4,950 income taxes)				(7,550)	(7,550)

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $1,530 income taxes)				2,334	2,334

Employee Benefit Obligations
Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $102 income taxes)				156	156

Total Comprehensive Income					95,335

Dividends Declared			(42,646)		(42,646)
Shares Issued under Deferred Compensation Plans	18	587			587
Shares Issued under Stock Compensation Plans - (net of shares redeemed for taxes)	508	8,507			8,507
Tax Benefit Realized from Share-Based Compensation Plans		1,796			1,796
Other Share-Based Compensation		2,089			2,089

Balances at September 30, 2010	36,377	$709,185	$118,210	$(10,862)	$816,533

*	UniSource Energy has 75 million authorized shares of Common Stock.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Nine Months Ended
September 30,			September 30,
2010	2009		2010	2009
(Unaudited)			(Unaudited)
-Thousands of Dollars-			-Thousands of Dollars-
		Operating Revenues
$300,348	$297,418	Electric Retail Sales	$685,322	$675,190
26,669	38,018	Electric Wholesale Sales	94,694	107,762
—	—	California Power Exchange (CPX) Provision for Wholesale Refunds	(2,970)	—
27,559	21,753	Other Revenues	81,066	59,055

354,576	357,189	Total Operating Revenues	858,112	842,007

		Operating Expenses
85,793	92,330	Fuel	210,838	208,808
47,909	52,999	Purchased Power	103,766	112,416
972	632	Transmission	2,818	2,439
(13,362)	(12,895)	Decrease to Reflect PPFAC Recovery	(24,098)	(16,898)

121,312	133,066	Total Fuel and Purchased Energy	293,324	306,765
76,277	69,232	Other Operations and Maintenance	224,441	213,069
25,190	28,073	Depreciation	74,143	88,605
8,153	9,646	Amortization	23,963	25,934
9,271	9,117	Taxes Other Than Income Taxes	29,049	29,413

240,203	249,134	Total Operating Expenses	644,920	663,786

114,373	108,055	Operating Income	213,192	178,221

		Other Income (Deductions)
1,725	2,367	Interest Income	5,111	9,176
2,014	1,686	Other Income	4,347	9,671
(826)	(702)	Other Expense	(2,425)	(1,616)

2,913	3,351	Total Other Income (Deductions)	7,033	17,231

		Interest Expense
10,223	8,829	Long-Term Debt	30,255	27,232
11,614	12,502	Capital Leases	35,118	36,753
(1,683)	159	Other Interest Expense, Net of Interest Capitalized	(1,641)	(289)

20,154	21,490	Total Interest Expense	63,732	63,696

97,132	89,916	Income Before Income Taxes	156,493	131,756
38,139	34,639	Income Tax Expense	59,514	50,527

$58,993	$55,277	Net Income	$96,979	$81,229

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$704,027	$701,988
Cash Receipts from Electric Wholesale Sales	140,207	152,897
Cash Receipts from Operating Springerville Units 3 & 4	67,593	51,399
Reimbursement of Affiliate Charges	13,781	19,625
Interest Received	8,986	12,759
Performance Deposits Received	5,040	6,073
Income Tax Refunds Received	3,369	10,423
Other Cash Receipts	8,270	11,774
Fuel Costs Paid	(173,796)	(212,389)
Payment of Other Operations and Maintenance Costs	(166,487)	(167,919)
Purchased Power Costs Paid	(143,793)	(141,700)
Capital Lease Interest Paid	(37,099)	(38,042)
Wages Paid, Net of Amounts Capitalized	(76,637)	(75,162)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(88,390)	(81,716)
Interest Paid, Net of Amounts Capitalized	(28,841)	(27,260)
Perfomance Deposit Payments	(5,040)	(13,750)
Income Taxes Paid	(14,865)	(8,636)
Other Cash Payments	(2,487)	(2,890)

Net Cash Flows — Operating Activities	213,838	197,474

Cash Flows from Investing Activities
Capital Expenditures	(166,338)	(194,777)
Purchase of Sundt Unit 4 Lease Asset	(51,389)	—
Purchase of Springerville Lease Debt	—	(31,375)
Other Cash Payments	(1)	(409)
Return of Investment in Springerville Lease Debt	25,615	12,736
Insurance Proceeds for Replacement Assets	1,041	4,928
Other Cash Receipts	347	—

Net Cash Flows — Investing Activities	(190,725)	(208,897)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facility	177,000	126,000
Proceeds from Issuance of Long-Term Debt	30,000	—
Equity Investment from UniSource Energy	15,000	30,000
Other Cash Receipts	1,831	2,246
Repayments of Borrowings Under Revolving Credit Facility	(157,000)	(111,000)
Payments of Capital Lease Obligations	(55,889)	(24,091)
Dividends Paid to UniSource Energy	(30,000)	(30,000)
Payment of Debt Issue/Retirement Costs	(1,505)	(24)
Other Cash Payments	(1,177)	(1,282)

Net Cash Flows — Financing Activities	(21,740)	(8,151)

Net Increase (Decrease) in Cash and Cash Equivalents	1,373	(19,574)
Cash and Cash Equivalents, Beginning of Year	22,418	33,275

Cash and Cash Equivalents, End of Period	$23,791	$13,701

See Note 16 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$3,826,705	$3,584,308
Utility Plant under Capital Leases	582,669	719,922
Construction Work in Progress	138,884	113,390

Total Utility Plant	4,548,258	4,417,620
Less Accumulated Depreciation and Amortization	(1,717,762)	(1,582,442)
Less Accumulated Amortization of Capital Lease Assets	(456,177)	(573,853)

Total Utility Plant — Net	2,374,319	2,261,325

Investments and Other Property
Investments in Lease Debt and Equity	104,118	132,168
Other	33,143	31,813

Total Investments and Other Property	137,261	163,981

Current Assets
Cash and Cash Equivalents	23,791	22,418
Accounts Receivable — Customer	92,197	62,508
Unbilled Accounts Receivable	45,758	32,368
Allowance for Doubtful Accounts	(4,285)	(3,806)
Accounts Receivable — Due from Affiliates	3,344	5,218
Fuel Inventory	38,941	48,149
Materials and Supplies	54,031	56,712
Derivative Instruments	2,596	5,043
Regulatory Assets — Current	33,983	27,026
Deferred Income Taxes — Current	55,323	50,789
Investments in Lease Debt	1,473	—
Other	21,390	24,362

Total Current Assets	368,542	330,787

Regulatory and Other Assets
Regulatory Assets — Noncurrent	170,287	137,147
Derivative Instruments	1,971	1,075
Other Assets	20,477	19,984

Total Regulatory and Other Assets	192,735	158,206

Total Assets	$3,072,857	$2,914,299

See Notes to Condensed Consolidated Financial Statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$720,063	$643,144
Capital Lease Obligations	426,881	488,311
Long-Term Debt	575,015	903,615

Total Capitalization	1,721,959	2,035,070

Current Liabilities
Current Maturities of Long-Term Debt	358,600	—
Current Obligations Under Capital Leases	60,309	40,332
Borrowing Under Revolving Credit Facility	55,000	35,000
Accounts Payable — Trade	81,291	71,328
Accounts Payable — Due to Affiliates	3,068	3,694
Interest Accrued	20,954	33,970
Accrued Taxes Other than Income Taxes	46,176	28,404
Accrued Employee Expenses	23,129	24,409
Customer Deposits	20,138	18,125
Derivative Instruments	8,188	9,434
Regulatory Liabilities — Current	57,042	26,639
Other	5,199	1,445

Total Current Liabilities	739,094	292,780

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	268,385	217,316
Regulatory Liabilities — Noncurrent	161,555	179,478
Derivative Instruments	15,362	11,195
Pension and Other Postretirement Benefits	108,437	116,991
Other	58,065	61,469

Total Deferred Credits and Other Liabilities	611,804	586,449

Commitments and Contingencies (Note 6)

Total Capitalization and Other Liabilities	$3,072,857	$2,914,299

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other
	Common	Stock	Accumulated	Comprehensive
	Stock	Expense	Deficit	Loss	Total
	(Unaudited)
	- Thousands of Dollars -

Balances at December 31, 2009	$843,971	$(6,357)	$(188,668)	$(5,802)	$643,144

Comprehensive Income:
2010 Year-to-Date Net Income			96,979		96,979

Unrealized Loss on Cash Flow Hedges (net of $4,950 income taxes)				(7,550)	(7,550)

Reclassification of Unrealized Losses on Cash Flow Hedges to Net Income (net of $1,530 income taxes)				2,334	2,334

Employee Benefit Obligations
Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $102 income taxes)				156	156

Total Comprehensive Income					91,919

Capital Contribution from UniSource Energy	15,000				15,000

Dividends Paid			(30,000)		(30,000)

Balances at September 30, 2010	$858,971	$(6,357)	$(121,689)	$(10,862)	$720,063

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
TEP, a regulated public utility, is UniSource Energy’s largest operating subsidiary and represented approximately 81% of UniSource Energy’s assets as of September 30, 2010. TEP generates, transmits and distributes electricity to approximately 402,000 retail electric customers in a 1,155 square mile area in Southern Arizona. TEP also sells electricity to other utilities and power marketing entities primarily located in the Western U.S. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State) and, Springerville Unit 4 on behalf of Salt River Project Agricultural Improvement and Power District (SRP).
UES holds the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UNS Gas is a gas distribution company with 145,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in Northern Arizona, as well as Santa Cruz county in Southeast Arizona. UNS Electric is an electric transmission and distribution company with approximately 91,000 retail customers in Mohave and Santa Cruz counties. UED owns the Black Mountain Generating Station (BMGS), a natural gas-fired combustion turbine in Northern Arizona that, through a power sale agreement, provides electricity to UNS Electric.
Millennium holds investments in unregulated businesses that represent less than 1% of UniSource Energy’s assets as of September 30, 2010. Millennium is in the process of exiting its remaining investments which may yield gains or losses. At September 30, 2010, Millennium’s key assets include: a $15 million note receivable related to the 2009 sale of Sabinas, $7 million of investments related to various energy technology projects and $3 million in cash. See Note 13 for additional information.
References to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.
The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the Securities and Exchange Commission’s (SEC) interim reporting requirements which do not include all the disclosures required by accounting principles generally accepted in the United States of America (GAAP) for audited annual financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for audited annual financial statements. This quarterly report should be reviewed in conjunction with UniSource Energy and TEP’s 2009 Annual Report on Form 10-K, and quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2010.
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
In an effort to more closely match GAAP taxonomies in extensible business reporting language, more commonly known as XBRL, UniSource Energy and TEP made the following balance sheet presentation changes from previously issued financial statements to conform to the current presentation:
•	Accounts Receivable — Retail and Other, and Accounts Receivable Wholesale are no longer shown separately, but, instead are reported as Accounts Receivable — Customer or Accounts Receivable — Non-customers reported in Other Assets;
•	Separately report Fuel Inventory which was previously combined with Materials Inventory;
•	Rather than being shown separately, all regulatory balances are reported in either Regulatory Assets — Current, Regulatory Assets — Noncurrent, Regulatory Liabilities — Current, or Regulatory Liabilities — Noncurrent;
•	Combined Accounts Payable and Accounts Payable — Purchased Power to report in the aggregate as Accounts Payable — Trade; and
•	Customer Advances for Construction are no longer shown separately; but, instead, are reported as Other within Deferred Credits and Other Liabilities.

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
TEP RATES AND REGULATION
The following table summarizes TEP’s regulatory assets and liabilities:

	September 30,	December 31,
	2010	2009
	-Millions of Dollars-
Regulatory Assets — Current
Property Tax Deferrals	$17	$16
Derivative Instruments	6	4
Deregulation Costs	4	4
Demand Side Management (DSM) Assets	4	—
Other Current Regulatory Assets	3	3

Total Regulatory Assets — Current	34	27

Regulatory Assets — Noncurrent
Pension and Other Postretirement Benefits	78	80
Income Taxes Recoverable through Future Revenues	18	18
Final Mine Reclamation Costs	10	9
PPFAC — Under-Recovered Purchased Energy Costs	44	—
PPFAC — Over-Recovered Purchased Energy Costs, Fixed CTC Revenue to be Refunded	(3)	—
San Juan Coal Contract Amendment	6	7
Retiree Health Care Costs	6	6
Unamortized Loss on Reacquired Debt	5	4
Deregulation Costs	4	7
Derivative Instruments	2	5
Other Regulatory Assets	—	1

Total Regulatory Assets — Noncurrent	170	137

Regulatory Liabilities — Current
PPFAC — Over-Recovered Purchased Energy Costs, Fixed CTC Revenue to be Refunded Within the Next 12 Months	(35)	(9)
Renewable Energy Standards (RES) Tariff	(20)	(17)
Other Current Regulatory Liabilities	(2)	(1)

Total Regulatory Liabilities — Current	(57)	(27)

Regulatory Liabilities — Noncurrent
Net Cost of Removal for Interim Retirements	(160)	(162)
Derivative Instruments	(2)	—
PPFAC — Under-Recovered Purchased Energy Costs	—	20
PPFAC — Over-Recovered Purchased Energy Costs, Fixed CTC Revenue to be Refunded	—	(37)

Total Regulatory Liabilities — Noncurrent	(162)	(179)

Total Net Regulatory Assets (Liabilities)	$(15)	$(42)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
TEP Purchased Power and Fuel Adjustment Clause (PPFAC)
TEP is allowed recovery of fuel, transmission, and purchased power costs, including demand charges and the prudent costs of contracts for hedging fuel and purchased power costs. The PPFAC mechanism provides for the annual adjustment of retail rates to reflect variations in retail fuel and purchased power costs from the base power supply rate currently included in base rates of approximately 2.9 cents per kWh. The current PPFAC rate of 0.09 cents per kWh, effective April 2010, includes a forward component credit of (0.08) cents and a true-up component of 0.17 cents. TEP offsets the forward and true-up components of the PPFAC with Fixed Competition Transition Charge (CTC) revenue to be refunded, resulting in a PPFAC charge of zero to customers until the CTC is fully credited. For the year ended March 2010, TEP had a PPFAC rate of 0.18 cents per kWh. TEP had no PPFAC rate in the first quarter of 2009.
The following table shows the changes in the deferred purchased energy regulatory asset (liability) and the impacts on revenue and expense for the nine months ended September 30, 2010:

			Nine Months Ended
	Balance at		September 30, 2010
	September 30,	December 31,	Impact on	Impact on
	2010	2009	Revenue	Expense
	-Millions of Dollars-
Fixed CTC Revenue to be Refunded Within the Next 12 Months; Included in Regulatory Liabilities — Current	$(35)	$(9)	$(26)	$—

Under-Recovered Purchased Energy Costs — Regulatory Basis As Billed to Customers	$57	$29		28

Reduction in Under-Recovered Purchased Energy Costs — As Estimated in Accrued Unbilled Revenues	(13)	(9)		(4)
Fixed CTC Revenue to be Refunded	(3)	(37)	34

Total Included in Regulatory Assets (Liabilities) — Noncurrent	$41	$(17)

Increase in Retail Revenue to reflect Amortization of Fixed CTC Revenue			$8

Decrease in Fuel and Purchased Energy Expense to reflect PPFAC Recovery				$24

For the nine months ended September 2009, the increase in Retail Revenue to reflect Amortization of Fixed CTC Revenue was $8 million and the decrease in Fuel and Purchased Energy Expense to reflect PPFAC Recovery was $17 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
UNS GAS RATES AND REGULATION
UNS Gas has the following Regulatory Assets and Liabilities:

	September 30,	December 31,
	2010	2009
	-Millions of Dollars-
Current Assets
Derivative Instruments	$10	$5
Other Regulatory Assets
Pension Obligations	2	2
Derivative Instruments	3	3
Other Regulatory Assets	1	1
Regulatory Liabilities
PGA — Over-Recovered Purchased Energy Costs	(7)	(10)
Net Cost of Removal for Interim Retirements	(22)	(21)

Total Net Regulatory Assets (Liabilities)	$(13)	$(20)

2008 General Rate Case Filing
In November 2008, UNS Gas filed a general rate case (on a cost of service basis) with the ACC requesting a total rate increase of 6% to cover a revenue deficiency of $10 million. Effective April 2010, the ACC approved a rate increase of 2% ($3 million), including an 8% return on original cost rate base. The rate increase is intended to cover the costs of providing service.
Purchased Gas Adjuster (PGA) Mechanism
UNS Gas’ retail rates include a PGA mechanism intended to address the volatility of natural gas prices and allow UNS Gas to recover its actual commodity costs, including transportation, through a price adjuster. All purchased gas commodity costs, including transportation, increase the PGA bank, a balancing account. UNS Gas recovers these costs or returns amounts over-collected from/to ratepayers through a PGA mechanism which is reset monthly and for 2010 ranged from 75.83 cents per therm to 72.33 cents per therm. In 2009, the PGA rate ranged from 88.70 cents per therm to 76.56 cents per therm. In October 2009, the ACC approved an 8 cent per therm PGA surcredit, effective November 2009 through October 2010. Effective November 2010, UNS Gas will not have a PGA surcredit or surcharge until Over-Recovered Purchased Energy Costs exceed predetermined thresholds. See table above for the balance of Over-Recovered Purchased Energy Costs.
UNS ELECTRIC RATES AND REGULATION
UNS Electric’s regulatory assets and liabilities were as follows:

	September 30,	December 31,
	2010	2009
	-Millions of Dollars-
Current Regulatory Assets
Derivative Instruments	$14	$9
PPFAC — Under-Recovered Purchased Power Costs	3	—
Other Regulatory Assets
Derivative Instruments	6	2
Pension Assets	2	2
Other	—	1
Current Regulatory Liabilities
PPFAC — Over-Recovered Purchased Power Costs	—	(5)
Other Regulatory Liabilities
Net Cost of Removal for Interim Retirements	(13)	(12)

Total Net Regulatory Assets (Liabilities)	$12	$(3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
2009 General Rate Case Filing
In April 2009, UNS Electric filed a general rate case with the ACC (on a cost of service basis) requesting a rate increase of 7% to cover a revenue deficiency of $14 million. In September 2010, the ACC approved a rate increase of 4% ($7 million), including an 8% return on original cost rate base, effective October 1, 2010. The rate increase is intended to cover the costs of providing service. The ACC approved new depreciation rates effective October 1, 2010, resulting in an expected $1 million annual reduction of depreciation expense.
The ACC rate order also authorized the purchase by UNS Electric of BMGS from UED at its net book value of approximately $62 million. Upon purchase of this facility, subject to FERC approval, BMGS will be placed into rate base through a revenue-neutral rate reclassification of approximately 0.7 cents per kWh from base power supply rate to the non-fuel base rate.
UNS Electric Purchased Power and Fuel Adjustment Clause (PPFAC)
The PPFAC allows recovery of fuel and purchased power costs, including demand charges and the prudent costs of contracts for hedging fuel and purchased power costs. In April 2010, UNS Electric filed an annual PPFAC recommendation with the ACC to have a (0.28) cent PPFAC surcredit for twelve months. This includes a forward component credit of (0.42) cents and a true-up component of 0.14 cents. The surcredit was effective starting June 2010. In September 2010, as part of the general rate case the ACC updated and approved a 0.08 cent PPFAC surcharge and a base power supply rate of approximately 6.77 cents per kWh which includes an updated forward component credit of (0.06) cents and a true-up component of 0.14 cents. The surcharge is effective October 2010 through May 2011.
RES and DSM
The ACC allows TEP and UNS Electric to include a RES tariff on customer bills to recover qualified expenditures related to renewable energy projects. TEP and UNS Electric are required to file a five-year implementation plan with the ACC, and annually seek approval for the upcoming year’s RES funding amount. For 2010, the ACC approved collections through the RES tariff of $32 million for TEP and $8 million for UNS Electric. In 2010, the ACC approved annual collections through the DSM tariffs of $14 million for TEP, $2 million for UNS Electric and $1 million for UNS Gas.
In May 2010, the ACC approved a funding mechanism for approximately $14 million of TEP owned renewable energy projects. The mechanism allows TEP to use RES funds to recover operating costs, depreciation, property taxes and provide TEP with a return on its investment until these costs could be recovered as part of TEP’s base rates. TEP expects these projects to be completed by the end of 2010 and cost recovery of the investment to begin through the RES tariff in January 2011.
In July 2010, TEP filed its 2011 RES implementation plan with the ACC. The plan includes a proposal for TEP to invest $28 million in TEP owned solar projects per year. These company-owned solar projects would be installed between 2011 and 2014. The plan allows TEP to use RES funds to recover operating costs, depreciation, property taxes and provides TEP with a return on its investment until these costs could be recovered as part of TEP’s base rates.
In September 2010, the ACC approved a proposal for UNS Electric to invest approximately $5 million in UNS Electric owned solar projects per year between 2011 and 2014. The plan allows UNS Electric to use RES funds to recover operating costs, depreciation, property taxes and provides UNS Electric with a return on its investment until these costs could be recovered as part of UNS Electric’s base rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Renewable Energy Purchase Power Agreements
In 2009, TEP entered into three 20-year long-term purchase power agreements with companies developing renewable energy generation facilities. The ACC approved the agreements in April 2010. The facilities are expected to begin commercial operation during 2011 or 2012. TEP is required to purchase the full output of each facility for 20 years. Expected capacities range from 1.4 MW to 25 MW. TEP is only obligated to pay for actual energy delivered. There are no minimum payment obligations under these contracts. TEP is authorized to recover a portion of the cost of renewable energy through the PPFAC with the balance of costs recoverable through the RES tariff.
In 2010, TEP entered into similar long-term renewable energy contracts for approximately 96 MW of solar energy, 50 MW of wind energy and 2.2 MW of landfill gas. The ACC approved these agreements in August 2010. These facilities are also expected to begin commercial operation during 2011 and 2012.
In 2009, UNS Electric entered into a 20-year long-term purchase power agreement with a company developing a renewable energy generation facility. The agreement received ACC approval in April 2010. The facility is expected to begin commercial operation in 2011. UNS Electric is required to purchase the full output of the facility for 20 years. The facility has an expected minimum capacity of 7 MW. UNS Electric is only obligated to pay for actual energy delivered. There is no minimum payment obligation under this contract. UNS Electric is authorized to recover a portion of the cost of renewable energy through the PPFAC with the balance of cost recovery through the RES surcharge.
NOTE 3. BUSINESS SEGMENTS
Based on the way we organize our operations and evaluate performance, we have three reportable segments:
(1)	TEP, a vertically integrated electric utility business, UniSource Energy’s largest subsidiary;
(2)	UNS Gas, a regulated gas distribution utility business; and
(3)	UNS Electric, a regulated electric distribution utility business.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
The UniSource Energy and UES holding companies, Millennium, and UED are included in Other. Reconciling adjustments consist of the elimination of intersegment revenues which were due to the following transactions and are eliminated in consolidation:

	Reportable Segments
		UNS	UNS
	TEP	Gas	Electric	Other
	-Millions of Dollars-
Intersegment Revenue
Three Months Ended September 30, 2010
Wholesale Sales — TEP to UNS Electric	$2	$—	$—	$—
Wholesale Sales — UNS Electric to TEP	—	—	1	—
Wholesale Sales — UED to UNS Electric	—	—	—	3
Gas Revenue — UNS Gas to UNS Electric	—	2	—	—
Other Revenue — TEP to Affiliates(1)	2	—	—	—
Other Revenue — Millennium to TEP, UNS Electric, & UNS Gas(2)	—	—	—	5
Other Revenue — TEP to UNS Electric(3)	1	—	—	—

Total Intersegment Revenue	$5	$2	$1	$8

Three Months Ended September 30, 2009
Wholesale Sales — TEP to UNS Electric	$9	$—	$—	$—
Wholesale Sales — UNS Electric to TEP	—	—	1	—
Wholesale Sales — UED to UNS Electric	—	—	—	3
Gas Revenue — UNS Gas to UNS Electric	—	2	—	—
Other Revenue — TEP to Affiliates(1)	2	—	—	—
Other Revenue — Millennium to TEP, UNS Electric, & UNS Gas(2)	—	—	—	4
Other Revenue — TEP to UNS Electric(3)	1	—	—	—

Total Intersegment Revenue	$12	$2	$1	$7

Nine Months Ended September 30, 2010
Wholesale Sales — TEP to UNS Electric	$15	$—	$—	$—
Wholesale Sales — UNS Electric to TEP	—	—	2	—
Wholesale Sales — UED to UNS Electric	—	—	—	8
Gas Revenue — UNS Gas to UNS Electric	—	4	—	—
Other Revenue — TEP to Affiliates(1)	6	—	—	—
Other Revenue — Millennium to TEP, UNS Electric, & UNS Gas(2)	—	—	—	13
Other Revenue — TEP to UNS Electric(3)	2	—	—	—

Total Intersegment Revenue	$23	$4	$2	$21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	Reportable Segments
		UNS	UNS
	TEP	Gas	Electric	Other
	-Millions of Dollars-
Nine Months Ended September 30, 2009
Wholesale Sales — TEP to UNS Electric	$16	$—	$—	$—
Wholesale Sales — UNS Electric to TEP	—	—	3	—
Wholesale Sales — UED to UNS Electric	—	—	—	9
Gas Revenue – UNS Gas to UNS Electric	—	4	—	—
Other Revenue – TEP to Affiliates(1)	6	—	—	—
Other Revenue – Millennium to TEP, UNS Electric, & UNS Gas(2)	—	—	—	12
Other Revenue – TEP to UNS Electric(3)	2	—	—	—

Total Intersegment Revenue	$24	$4	$3	$21

(1)	TEP provides corporate services (finance, accounting, tax, information technology services, etc.) to UniSource Energy and its subsidiaries.

(2)	Millennium provides supplemental workforce and meter reading services to TEP, UNS Electric and UNS Gas.

(3)	TEP provides control area services to UNS Electric.
Other significant reconciling adjustments include the elimination of investments in subsidiaries held by UniSource Energy and reclassifications of deferred tax assets and liabilities.
We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments					UniSource
		UNS	UNS		Reconciling	Energy
	TEP	Gas	Electric	Other	Adjustments	Consolidated
	-Millions of Dollars-
Income Statement
Three Months Ended September 30, 2010:
Operating Revenues — External	$350	$17	$72	$—	$—	$439
Operating Revenues — Intersegment	5	2	1	8	(16)	—
Income (Loss) Before Income Taxes	97	(2)	5	(1)	—	99
Net Income (Loss)	59	(1)	3	(6)	—	55

Three Months Ended September 30, 2009:
Operating Revenues — External	$345	$17	$52	$—	$—	$414
Operating Revenues — Intersegment	12	2	1	7	(22)	—
Income (Loss) Before Income Taxes	90	(2)	6	(1)	—	93
Net Income (Loss)	55	(1)	4	—	—	58

Nine Months Ended September 30, 2010:
Operating Revenues — External	$835	$99	$160	$—	$—	$1,094
Operating Revenues — Intersegment	23	4	2	21	(50)	—
Income (Loss) Before Income Taxes	156	9	13	(4)	—	174
Net Income (Loss)	97	5	8	(10)	—	100

Nine Months Ended September 30, 2009:
Operating Revenues — External	$818	$102	$144	$—	$—	$1,064
Operating Revenues — Intersegment	24	4	3	21	(52)	—
Income Before Income Taxes	132	6	9	4	1	152
Net Income	81	4	6	3	—	94
The details of the reconciling adjustments are disclosed in the Intersegment Revenue table above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 4. DEBT, CREDIT FACILITIES AND CAPITAL LEASE OBLIGATIONS
UNISOURCE ENERGY CREDIT AGREEMENT
UniSource Energy had the following balances outstanding under the UniSource Credit Agreement:

	Current	Long-		Current	Long-
	Liabilities	Term Debt	Total	Liabilities	Term Debt	Total
	-Millions of Dollars-
	September 30, 2010			December 31, 2009
Revolver	$29	$—	$29	$—	$31	$31

Term Loan	5	—	5	6	3	9
On October 15, 2010, UniSource Energy had $30 million in borrowings outstanding under its revolving credit facility.
TEP SUNDT UNIT 4 CAPITAL LEASE PURCHASE
In January 2010, TEP entered into a commitment to purchase 100% of the equity interest in Sundt Unit 4 from the owner participants for $52 million, resulting in an increase in capital lease assets and the capital lease obligation. In March 2010, TEP paid the owner participants $52 million reducing the capital lease obligation. In April 2010, TEP paid the final outstanding Sundt Unit 4 lease obligation of $5 million to terminate the lease and reclassified the capital lease asset and the related leasehold improvements to plant in service. TEP is depreciating the asset over its best estimate of remaining plant life at the time of purchase which is twenty-five years.
TEP CREDIT AGREEMENT
At September 30, 2010, TEP had $55 million in borrowings outstanding and less than $1 million in letters of credit issued under its revolving credit agreement. The letters of credit were issued to provide credit enhancements for energy purchase contracts and hedging activities. As of December 31, 2009, TEP had $35 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit facility. On October 15, 2010, TEP had less than $1 million in letters of credit issued under its revolving credit facility, and no outstanding borrowings. The revolving loan balances are included in Current Liabilities in the UniSource Energy and TEP balance sheets.
The TEP Credit Agreement also consists of a $341 million LOC facility which supports $329 million of tax-exempt variable rate Industrial Development Revenue Bonds (IDBs) which are included in Current Maturities of Long-Term Debt in the UniSource Energy and TEP balance sheets, as the LOCs supporting the IDBs mature in August 2011. TEP is in the process of refinancing this credit facility and expects the transaction to be completed by the end of 2010.
TEP DEBT
2010 Pima Series A Bonds Issuance
In October 2010, the Pima Authority issued $100 million of its 2010 Series A tax-exempt IDBs for TEP’s benefit. The 2010 Pima Series A IDBs are unsecured, bear interest at a rate of 5.25%, mature in October 2040, and are callable at par on or after October 1, 2020. Net of an underwriting discount, $99 million of proceeds were deposited in a construction fund with the bond trustee. The proceeds were applied to the construction of certain of TEP’s transmission and distribution facilities used to provide electric service in Pima County. TEP drew down $74 million of the proceeds from the construction fund at closing, with the remaining $25 million expected to be drawn down by the end of the first quarter of 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
TEP Term Loan Borrowing
In March 2010, TEP entered into an 18-month, $30 million term loan facility secured by $30 million of TEP mortgage bonds which is included in Current Maturities of Long-Term Debt in the UniSource Energy and TEP balance sheets. In October 2010, TEP repaid the term loan.
2008 Pima B Bonds Interest Conversion
In January 2010, TEP converted the interest on the $130 million of 2008 Pima B Bonds from a variable rate to a fixed rate. The Pima B Bonds were reoffered in January 2010, with a term rate of 5.75% through maturity on September 2029. Interest is payable semi-annually beginning June 1, 2010. The bonds are callable at par beginning January 2015. Accordingly, the associated letter of credit which supported the 2008 variable rate Pima B Bonds was terminated on January 12, 2010, and the TEP mortgage bonds which collateralized the letter of credit were canceled. TEP capitalized $1 million of costs related to the transaction that will amortize as interest expense through September 2029.
UNS GAS/UNS ELECTRIC REVOLVING CREDIT AGREEMENT
UNS Electric had $18 million and $11 million in outstanding letters of credit under the UNS Gas/UNS Electric Revolver as of September 30, 2010 and December 31, 2009, respectively, which are not shown on the balance sheet. As of October 15, 2010, UNS Electric had $18 million of outstanding letters of credit under the UNS Gas/UNS Electric Revolver.
UED BORROWINGS
In February 2010, UED amended its senior secured term loan facility to extend the termination date by two years to March 2012, and to increase borrowings by $9 million bringing the outstanding balance to $35 million. UED capitalized less than $1 million in costs related to the transaction. As of September 30, 2010, UED owed $32 million under the UED Credit Agreement.
OTHER
As of September 30, 2010, UniSource Energy and its subsidiaries were in compliance with the terms of their respective loan and credit agreements.
NOTE 5. INCOME TAXES
EFFECTIVE TAX RATE
For the quarter ended September 30, 2010, UniSource Energy’s effective tax rate of 45% differed from the federal rate of 35% primarily due to state income taxes, the impact of the domestic production activities deduction, and deferred tax asset write-offs and valuation allowance adjustments. For the quarter ended September 30, 2009 UniSource Energy’s effective tax rate of 38% differed from the federal rate of 35% primarily due to state income taxes and the impact of the domestic production activities deduction.
For the quarters ended September 30, 2010, and September 30, 2009, TEP’s effective tax rate of 39% differed from the federal rate of 35%, primarily due to state income taxes and the impact of the domestic production activities deduction.
In estimating the annual effective tax rate for 2010, UniSource Energy and TEP included a $3 million tax benefit for the domestic production activities deduction as of June 30, 2010. On September 27, 2010, the President signed the Small Business Jobs Act which extended bonus depreciation on capital investments. As a result of the reduction in taxable income from the increase in depreciation, UniSource Energy and TEP have reduced the estimated tax benefit of the domestic production activities deduction to $1 million as of September 30, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
The 2010 annual effective tax rate for UniSource Energy and TEP includes a $1 million tax benefit for a Federal Energy Credit. The credit is contingent on the construction of solar facilities being completed by December 31, 2010. The construction of the facilities is expected to be complete by year end.
DEFERRED TAX ASSETS
The following table summarizes UniSource Energy’s deferred tax assets relating to Millennium.

					Income Tax
					Expense for
	Deferred	Valuation	Deferred	Valuation	the Quarter
	Tax Asset	Allowance	Tax Asset	Allowance	Ended
	June 30,	June 30,	September 30,	September 30,	September 30,
	2010	2010	2010	2010	2010
	-Millions of Dollars-
Realized Capital Losses	$5	$(3)	$5	$(3)	$—
Unrealized Capital Losses	2	—	3	(3)	3
Unrealized Ordinary Losses	1	—	1	—	—
Investment in Subsidiary	3	—	—	—	3

Total	$11	$(3)	$9	$(6)	$6

					Income Tax
					Expense for
	Deferred	Valuation	Deferred	Valuation	the Nine Months
	Tax Asset	Allowance	Tax Asset	Allowance	Ended
	December 31,	December 31,	September 30,	September 30,	September 30,
	2009	2009	2010	2010	2010
	-Millions of Dollars-
Realized Capital Losses	$—	$—	$5	$(3)	$1
Unrealized Capital Losses	5	—	3	(3)	3
Unrealized Ordinary Losses	—	—	1	—	—
Investment in Subsidiary	3	—	—	—	3

Total	$8	$—	$9	$(6)	$7

UniSource Energy and TEP had no valuation allowances in 2009.
Capital Losses
Corporate capital losses can reduce taxable income if there are offsetting capital gains during the current year, the 3-year carryback period, or the 5-year carryforward period. If the capital losses remain unused after the 5-year carryforward period, they expire. Management expects to use $2 million of the capital loss deferred tax asset during the 3-year carryback period. The remaining capital loss deferred tax asset of $6 million will be carried forward to future years to offset any future capital gains. This amount has been fully offset by a valuation allowance at September 30, 2010 because management does not believe it is more likely than not the Company will generate future capital gains prior to the expiration date of the loss carryforward.
Unrealized Ordinary Losses
Based upon the Company’s current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its ordinary loss deferred tax asset.
Investment in Subsidiary
For the quarter ended September 30, 2010, UniSource Energy recorded a $3 million out-of-period income tax expense. The out-of-period expense related to the write-off of a previously recorded deferred tax asset associated with the excess of tax over book basis difference in a consolidated Millennium investment. Management concluded that this out-of-period adjustment was not material to the current and prior period financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
UNCERTAIN TAX POSITIONS
As a result of the expiration of the statue of limitations for the 2005 and 2006 tax years, UniSource Energy and TEP recorded a $2 million reduction to interest expense relating to uncertain tax positions during the quarter ended September 30, 2010.
NOTE 6. COMMITMENTS AND CONTINGENCIES
TEP COMMITMENTS
Firm Purchase Commitments
In 2010, TEP entered into new long-term, forward purchase power commitments in addition to those reported in our 2009 Annual Report on Form 10-K. These contracts will settle in June 2011 through September 2011 with prices that are indexed to natural gas prices. TEP’s estimated minimum payment obligation for these purchases is $15 million based on projected market prices as of September 30, 2010.
UNS ELECTRIC COMMITMENTS
In 2010, UNS Electric entered into forward power purchase agreements through December 2012. UNS Electric estimates its minimum payments for these forward purchases to be $25 million in 2011 and $7 million in 2012. Certain of these purchased power contracts are at a fixed price per MWh and others are indexed to natural gas prices. For indexed contracts, commitments are based on projected market prices as of September 30, 2010.
UNS GAS COMMITMENTS
In 2010, UNS Gas entered into forward gas purchase agreements through May 2015. UNS Gas estimates its minimum payments for these forward purchases to be $4 million in 2011 and 2012, $2 million in 2013 and less than $1 million in each of 2014 and 2015.
UNISOURCE ENERGY COMMITMENTS
In 2009, UniSource Energy purchased land to construct a new headquarters building in downtown Tucson. In April 2010, UniSource Energy signed a design-build contract committing to a payment of $26 million for the first and second phases of the construction project of which $18 million remained an outstanding commitment at September 30, 2010. We expect to spend a total of $75 million on the building including furniture, fixtures and equipment. UniSource Energy expects the building to be completed and in service by November 2011.
RENEWABLE ENERGY PURCHASE POWER AGREEMENTS AND PROJECTS
TEP and UNS Electric entered into various forward power purchase agreements with developing renewable energy generation facilities to meet compliance requirements under the RES tariff. The facilities are expected to begin commercial operation in 2011. Additionally, TEP entered into contracts to develop TEP owned renewable energy projects for $14 million of which $6 million remained an outstanding commitment at September 30, 2010. See Note 2 for additional information on RES related contracts.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
In December 2008, pending resolution, El Paso refunded to TEP $10 million paid for transmission service from Luna to TEP’s system during the period 2006 to 2008 and interest of $1 million. TEP is not currently paying or accruing for transmission service under El Paso’s OATT.
In July 2010, the FERC issued an order denying El Paso’s request for rehearing of FERC’s November 2008 order. In July, El Paso filed an appeal in the United States Court of Appeals for the District of Columbia Circuit. TEP intervened in the appeal proceeding. TEP has not recognized income as a result of the July 2010 FERC decision.
If El Paso were to prevail in its appeal, TEP would be required to pay for transmission service under El Paso’s OATT from October 2008 through the date of the decision. For the period October 2008 to September 30, 2010, this additional transmission expense would approximate $8 million. However, under the PPFAC mechanism, TEP would be allowed to recover $7 million of this additional transmission expense from its retail customers.
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
Claims Related to Navajo Generating Station
In June 1999, the Navajo Nation filed suit against Salt River Project (SRP), several Peabody Coal Company entities including Peabody Western Coal Company (Peabody), the coal supplier to Navajo Generating Station (Navajo), Southern California Edison Company, and other defendants in the U.S. District Court for the District of Columbia (D.C. Lawsuit). Although TEP is not a named defendant in the D.C. Lawsuit, TEP owns 7.5% of Navajo Units 1, 2 and 3. The D.C. Lawsuit alleges, among other things, that the defendants obtained a favorable coal royalty rate on the lease agreements under which Peabody mines coal by improperly influencing the outcome of a federal administrative process pursuant to which the royalty rate was to be adjusted. The suit seeks $600 million in damages, treble damages, punitive damages of not less than $1 billion, and the ejection of defendants from all possessory interests and Navajo Tribal lands arising out of the primary coal lease.
In July 2001, the District Court dismissed all claims against SRP. In March 2008, the District Court lifted a stay that had been in place since October 2004 and referred pending discovery related motions to a magistrate judge. In January 2010, the District Court extended the discovery deadline and set other procedural deadlines at various dates between March 2010 and February 2011. In April 2010, the Navajo Nation filed a Second Amended Complaint. In September 2010, the case was referred to the District Court’s mediation program to assist with settlement negotiations.
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
Claims Related to San Juan Generating Station
In April 2010, the Sierra Club filed a citizens suit under the Resource Conservation and Recovery Act (RCRA) and the Surface Mine Control and Reclamation Act (SMCRA) in the U.S. District Court for the District of New Mexico against PNM, as operator of San Juan, PNM parent PNM Resources, Inc. (PNMR), San Juan Coal Company (SJCC), which operates the San Juan mine that supplies coal to San Juan, and SJCC’s parent BHP Minerals International Inc. (BHP). The Sierra Club alleges in the suit that certain activities at San Juan and the San Juan mine associated with the treatment, storage and disposal of coal and coal combustion residuals (CCRs), primarily coal ash, are causing imminent and substantial harm to the environment, including ground and surface water in the region, and that placement of CCRs at the mine constitute “open dumping” in violation of RCRA. The RCRA claims are asserted against PNM, PNMR, SJCC and BHP. The suit also includes claims under SMCRA which are directed only against SJCC and BHP. The suit seeks the following relief: an injunction requiring the parties to undertake certain mitigation measures with respect to the placement of CCRs at the mine or to cease placement of CCRs at the mine; the imposition of civil penalties; and, attorney’s fees and costs. On July 10, 2010, the Sierra Club filed an amended complaint that corrected some technical deficiencies in its original complaint. The factual allegations remained the same. The parties have agreed to and the court has entered a stay of the action on August 27, 2010 to allow the parties to try to address Sierra Club’s concerns. If the parties are unable to settle the matter, PNM plans an aggressive defense of the RCRA claims in the suit. TEP owns 50% of San Juan Units 1 and 2, which represents approximately 20% of the total generation capacity of the entire San Juan Generation Station, and is liable for its share of any resulting liabilities. TEP cannot predict the outcome of this matter at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
SJCC, the coal supplier to San Juan, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine that supplies coal to San Juan. Certain gas producers have oil and gas leases with the federal government, the State of New Mexico and private parties in the area of the underground mine. These gas producers allege that SJCC’s underground coal mining operations have or will interfere with their gas production and will reduce the amount of natural gas that they would otherwise be entitled to recover. SJCC has compensated certain gas producers for any remaining gas production from a well when it was determined that mining activity was close enough to warrant shutting down the well. These settlements, however, do not resolve all potential claims by gas producers in the underground mine area. TEP owns 50% of San Juan Units 1 and 2, which represents approximately 20% of the total generation capacity of the entire San Juan Generation Station, and is liable for its share of any resulting liabilities. TEP cannot estimate the impact of any future claims by these gas producers on the cost of coal at San Juan.
Regional Haze Rules
The EPA’s regional haze rules require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility. The rules call for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas and to submit a state implementation plan to the EPA.
San Juan
In June 2010, the New Mexico Environment Department (NMED) filed its proposed regional haze state implementation plan with the New Mexico Environmental Improvement Board. The plan proposes that the BART for nitrogen oxides at San Juan is a technology known as “selective catalytic reduction” (SCR) plus “sorbent injection.” PNM, the operator at San Juan, previously analyzed SCR and concluded it was not the BART and intends to vigorously challenge the NMED’s proposal.
TEP’s share of installing SCRs with sorbent injection is estimated to be $171 million. This estimate is based on PNM’s 2007 analysis of the cost of installation of SCR technology and more recent estimates of the cost of installing sorbent injection. Adding these technologies to San Juan would also increase operating costs at the generating station. Once the EPA approves an implementation plan for New Mexico, the San Juan participants would have five years to achieve compliance.
Four Corners Generating Station (Four Corners)
In October 2010, EPA issued a proposed federal implementation plan (FIP) for BART at the Four Corners. The proposed FIP, if approved, would require the installation of SCRs on units 1 though 5 and baghouses on units 1 through 3. TEP has a 7% interest in units 4 and 5. TEP’s estimated share of the installation cost for SCRs for units 4 and 5 is approximately $38 million. Once the EPA finalizes the BART rule for Four Corners, the Four Corners participants would have five years to achieve compliance.
TEP cannot predict the ultimate outcome of these matters.
Mine Closure Reclamation at Generating Stations Not Operated by TEP
TEP currently pays on-going reclamation costs related to the coal mines which supply the generating stations in which TEP has an ownership interest but does not operate. It is probable that TEP will have to pay a portion of final reclamation costs upon closure of these mines. TEP’s share of the reclamation costs at the expiration dates of the coal supply agreements in 2016 through 2019 approximates $26 million. TEP recognizes this liability over the remaining terms of the coal supply agreements and had recorded liabilities of $10 million at September 30, 2010 and December 31, 2009.

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
In April 2010, TEP and the California Parties entered into a written settlement agreement that FERC approved in June 2010, and TEP paid the liability in July 2010. Also, in association with the California Parties settlement, in March 2010, TEP recorded a receivable from SRP for approximately $1 million, that has since been settled, related to a long-term power sale agreement between TEP and SRP. The net $3 million is shown as California Power Exchange (CPX) Provision for Wholesale Refunds on TEP’s income statement. In addition, in March 2010, UNS Electric reached a related settlement with Arizona Public Service Company (APS) and recorded Other Income of $3 million that has since been received in cash. The settlements described above offset and had no impact on UniSource Energy’s consolidated results in the first three quarters of 2010.
Tucson to Nogales Transmission Line
TEP and UNS Electric are parties to a project development agreement for the joint construction of an approximately 60-mile transmission line from Tucson to Nogales, Arizona. UNS Electric’s participation in this project was initiated in response to an order by the ACC to improve reliability to UNS Electric’s retail customers in Nogales, Arizona.
In 2002, the ACC approved the location and construction of the proposed 345-kV line along a route identified as the Western Corridor route subject to a number of conditions, including obtaining all required permits from state and federal agencies. The U.S. Forest Service subsequently identified a preference for a route identified as the Central Corridor route in the final Environmental Impact Statement for the project. TEP is considering options for the project including potential new routes. If a decision is made to pursue an alternative route, approvals will be needed from the ACC, the Department of Energy, U.S. Forest Service, Bureau of Land Management, and the International Boundary and Water Commission. As of September 30, 2010, TEP had capitalized $11 million related to the project, including $2 million of land and land rights. If TEP does not receive the required approvals or abandons the project, TEP believes cost recovery is probable for prudent and reasonably incurred costs related to the project as a consequence of the ACC’s requirement for a second transmission line serving the Nogales, Arizona area.
GUARANTEES
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are:
•	UES’ guarantee of $100 million senior unsecured notes issued by UNS Gas and $100 million senior unsecured notes issued by UNS Electric;
•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver;

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas; and
•	UniSource Energy’s guarantee of the $32 million of outstanding loans under the UED Credit Agreement.
To the extent liabilities exist under these contracts, the liabilities are included in our consolidated balance sheets.
We believe that the likelihood UniSource Energy or UES would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.
In March 2010, TEP purchased 100% of the equity interest in Sundt Unit 4. TEP indemnified the seller of Sundt Unit 4 from any sales, use, transfer or similar taxes or fees due relating to the purchase. The terms of the indemnification do not include a limit on potential future payments; however, TEP believes that the parties to the agreement have abided by all tax laws and TEP does not have any additional tax obligations. TEP has not made any payments under the terms of this indemnification to date.
NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE
The fair value of a financial instrument is the market price that would be received to sell an asset or transfer a liability at the measurement date. We use the following methods and assumptions for estimating the fair value of our financial instruments:
•	The carrying amounts of our current assets and liabilities, including Current Maturities of Long-Term Debt, term loans, and amounts outstanding under our credit agreements, approximate their fair value due to the short-term nature of these instruments; with the exception of $50 million of UNS Gas Senior Unsecured Notes with a make-whole provision on a call premium that have a fair value of $52 million. These items have been excluded from the table below.
•	Investments in Lease Debt and Equity: TEP calculated the present value of remaining cash flows at the balance sheet date using current market rates for instruments with similar characteristics with respect to credit rating and time-to-maturity. We also incorporated the impact of counterparty credit risk using market credit default swap data.
•	Fixed Rate Long-Term Debt: UniSource Energy and TEP used quoted market prices, where available, or calculated the present value of remaining cash flows at the balance sheet date using current market rates for bonds with similar characteristics with respect to credit rating and time-to-maturity. We also incorporate the impact of our own credit risk using a credit default swap rate when determining the fair value of fixed rate long-term debt.
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The amounts recorded in the balance sheet (carrying value) and the estimated fair values of our financial instruments included the following:

	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	-Millions of Dollars-
Assets:
TEP Investment in Lease Debt and Equity	$106	$113	$132	$140
Millennium Note Receivable	15	15	15	15
Liabilities:
Fixed Rate Long-Term Debt
TEP	575	477	445	336
UniSource Energy	875	809	795	693
Variable Rate Long-Term Debt
UniSource Energy and TEP	—	—	459	452

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
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
Additionally, we provide supplemental retirement benefits to certain employees whose benefits are limited by Internal Revenue Service benefit or compensation limitations. Changes in Supplemental Executive Retirement Plan (SERP) benefit obligations are recognized as a component of accumulated other comprehensive income (AOCI).
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
The table above includes pension benefit costs of less than $0.5 million and other postretirement benefit costs of less than $0.1 million for UNS Gas and UNS Electric.

			Other Postretirement
	Pension Benefits		Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	-Millions of Dollars-
Components of Net Periodic Benefit Cost
Service Cost	$6	$6	$2	$2
Interest Cost	11	11	3	3
Expected Return on Plan Assets	(10)	(8)	—	—
Amortization of Prior Service Cost	—	—	(1)	(1)
Amortization of Net Loss	4	5	—	—

Net Periodic Benefit Cost	$11	$14	$4	$4

The table above includes pension benefit costs of $1 million and other postretirement benefit costs of less than $0.1 million for UNS Gas and UNS Electric.
NOTE 9. SHARE-BASED COMPENSATION PLANS
RESTRICTED STOCK UNITS AND PERFORMANCE SHARES
Restricted Stock Units
In May 2010, the Compensation Committee of the UniSource Energy Board of Directors granted 15,620 restricted stock units to non-employee directors at a grant date fair value of $31.69 per share. The restricted stock units vest in one year or immediately upon death, disability, or retirement. Compensation expense equal to the fair value on the grant date is recognized over the vesting period. Fully vested but undistributed stock unit awards accrue dividend equivalent stock units based on the fair value of common shares on the date the dividend is paid. In the January following the year the person is no longer a Director, Common Stock shares will be issued for the vested stock units.
Performance Shares
In February 2010, the Compensation Committee of the UniSource Energy Board of Directors granted 93,720 performance share awards (targeted shares) to Officers. 50% of the performance share awards had a grant date fair value, based on a Monte Carlo simulation, of $31.26 per share and will be paid out in shares of UniSource Energy Common Stock based on targeted, cumulative UniSource Energy Total Shareholder Return during the performance period of January 1, 2010 through December 31, 2012, compared to the Total Shareholder Return over the same period of an industry or peer group. The remaining 50% had a grant date fair value of $30.52 per share and will be paid out in shares of UniSource Energy Common Stock based on cumulative net income for the 3-year period ended December 31, 2012. The performance shares vest based on goal attainment upon completion of the performance period; any unearned awards are forfeited. Performance shares are eligible for dividend equivalents during the performance period.
SHARE-BASED COMPENSATION EXPENSE
UniSource Energy and TEP recorded share-based compensation expense, net of amounts capitalized of $1 million, for each of the three months ended September 30, 2010 and 2009 and $2 million for each of the nine months ended September 30, 2010 and 2009.
At September 30, 2010, the total unrecognized compensation cost related to non-vested share-based compensation was $4 million, which will be recorded as compensation expense over the remaining vesting periods through December 2012. The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at September 30, 2010, was 1 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 10. FAIR VALUE MEASUREMENTS
The following tables set forth, by level within the fair value hierarchy, UniSource Energy and TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010, and December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no transfers between Levels 1, 2 or 3 for either reporting period.

	UniSource Energy
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	September 30, 2010
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$34	$—	$—	$34
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	15	—	15
Equity Investments (3)	—	—	1	1
Collateral Posted (4)	—	3	—	3
Energy Contracts (5)	—	—	16	16

Total Assets	34	18	17	69

Liabilities
Energy Contracts (5)	—	(25)	(30)	(55)
Interest Rate Swaps (6)	—	(13)	—	(13)

Total Liabilities	—	(38)	(30)	(68)

Net Total Assets and (Liabilities)	$34	$(20)	$(13)	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	UniSource Energy
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2009
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$51	$—	$—	$51
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	14	—	14
Equity Investments (3)	—	—	6	6
Collateral Posted (4)	—	2	—	2
Energy Contracts (5)	—	1	6	7

Total Assets	51	17	12	80

Liabilities
Energy Contracts (5)	—	(16)	(19)	(35)
Interest Rate Swaps (6)	—	(6)	—	(6)

Total Liabilities	—	(22)	(19)	(41)

Net Total Assets and (Liabilities)	$51	$(5)	$(7)	$39

	TEP
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	September 30, 2010
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$10	$—	$—	$10
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	15	—	15
Energy Contracts (5)	—	—	5	5

Total Assets	10	15	5	30

Liabilities
Energy Contracts (5)	—	(8)	(3)	(11)
Interest Rate Swaps (6)	—	(13)	—	(13)

Total Liabilities	—	(21)	(3)	(24)

Net Total Assets and (Liabilities)	$10	$(6)	$2	$6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	TEP
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	December 31, 2009
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$8	$—	$—	$8
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	14	—	14
Energy Contracts (5)	—	1	5	6

Total Assets	8	15	5	28

Liabilities
Energy Contracts (5)	—	(5)	(9)	(14)
Interest Rate Swaps (6)	—	(6)	—	(6)

Total Liabilities	—	(11)	(9)	(20)

Net Total Assets and (Liabilities)	$8	$4	$(4)	$8

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of commercial paper, money market funds and certificates of deposit.

(2)	Rabbi Trust Investments consist of amounts held in mutual and money market funds related to deferred compensation and SERP benefits. The valuation is based on quoted prices, traded in active markets. These investments are included in Investments and Other Property – Other in the UniSource Energy and TEP balance sheets.

(3)	Equity Investments are, in the absence of readily ascertainable market values, based on the investment partner’s valuations and comprise Millennium’s equity investments in unregulated businesses. These investments are included in Investments and Other Property – Other in the UniSource Energy balance sheet.

(4)	Collateral provided for energy contracts with counterparties to reduce credit risk exposure. Collateral posted is included in Current Assets – Other in the UniSource Energy balance sheet.

(5)	Energy Contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to reduce exposure to energy price risk. These contracts are included in Derivative Instruments in the UniSource Energy and TEP balance sheets. The valuation techniques are described below. See Note 17 for additional information.

(6)	Interest Rate Swaps are valued based on the 6-month LIBOR index or the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap index. These interest rate swaps are included in Derivative Instruments in the UniSource Energy and TEP balance sheets.
Energy Contracts
The three utilities primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Where observable inputs are available for substantially the full term of the asset or liability, such as gas swap derivatives valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basis differences, the instrument is categorized in Level 2.
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
The following tables set forth a reconciliation of changes in the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended
	September 30, 2010
	- Millions of Dollars -
	UniSource Energy			TEP
	Energy	Equity		Energy
	Contracts	Investments	Total	Contracts
Balance, as of July 1, 2010	$(11)	$1	$(10)	$2
Gains and (Losses) (Realized/Unrealized) Recorded to:
Net Regulatory Assets-Derivative Instruments	(3)	—	(3)	—
Other Comprehensive Income	—	—	—	—
Other Expense	—	—	—	—

Balance, as of September 30, 2010	$(14)	$1	$(13)	$2

Total gains (losses) attributable to the change in unrealized gains or losses relating to assets/liabilities still held at the end of the period	$(6)	$—	$(6)	$1

	Nine Months Ended
	September 30, 2010
	- Millions of Dollars -
	UniSource Energy			TEP
	Energy	Equity		Energy
	Contracts	Investments	Total	Contracts
Balance, as of January 1, 2010	$(13)	$6	$(7)	$(4)
Gains and (Losses) (Realized/Unrealized) Recorded to:
Net Regulatory Assets-Derivative Instruments	1	—	1	8
Other Comprehensive Income	(2)	—	(2)	(2)
Other Expense	—	(5)	(5)	—

Balance, as of September 30, 2010	$(14)	$1	$(13)	$2

Total gains (losses) attributable to the change in unrealized gains or losses relating to assets/liabilities still held at the end of the period	$(7)	$—	$(7)	$6

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
The following table shows the effects of potentially dilutive Common Stock on the weighted-average number of shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	-Thousands of Dollars-
Numerator:
Net Income	$54,883	$57,646	$100,395	$93,839
Income from Assumed Conversion of Convertible Senior Notes	1,097	1,097	3,292	3,292

Adjusted Numerator	$55,980	$58,743	$103,687	$97,131

	- Thousands of Shares -
Denominator:
Weighted-average Shares of Common Stock Outstanding:
Common Shares Issued	36,308	35,722	36,107	35,623
Fully Vested Deferred Stock Units	132	100	120	102
Participating Securities	93	106	94	104

Total Weighted-average Shares of Common Stock Outstanding-Basic	36,533	35,928	36,321	35,829
Effect of Dilutive Securities:
Convertible Senior Notes	4,192	4,101	4,166	4,086
Options and Stock Issuable under Employee Benefit Plans and the Directors’ Plan	416	507	436	491

Total Shares — Diluted	41,141	40,536	40,923	40,406

The following table shows the number of stock options to purchase shares of Common Stock excluded from the computation of diluted EPS because the stock option’s exercise price was greater than the average market price of the Common Stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		-In Thousands-

Stock Options Excluded from the Diluted EPS Computation	218	395	227	395

NOTE 12. STOCKHOLDERS’ EQUITY
In August 2010, UniSource Energy declared a third quarter dividend to shareholders of 39 cents per share of UniSource Energy Common Stock. The dividend, totaling approximately $14 million, was paid in September 2010. For the nine-month period ended September 30, 2010, dividends of $1.17 per share or $42 million were paid to common shareholders. In August 2009, UniSource Energy declared a third quarter dividend to shareholders of 29 cents per share of UniSource Energy Common Stock. The dividend, totaling approximately $10 million, was paid in September 2009. For the nine-month period ended September 30, 2009, dividends of 87 cents per share or $31 million were paid to common shareholders.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Dividends and Capital Contribution
UniSource Energy contributed capital to TEP of $15 million in March 2010 and $30 million in March 2009.
Millennium paid dividends which represented return of capital distributions to UniSource Energy of $2 million in March 2010, and $4 million in January 2010. UED paid dividends to UniSource Energy of $9 million in February 2010, $4 million of which represented a return of capital distribution. In April 2010, UNS Gas paid dividends of $10 million to UniSource Energy. In August 2010, TEP paid dividends of $30 million to UniSource Energy.
NOTE 13. MILLENNIUM INVESTMENTS
In the third quarter of 2010, Millennium recorded a pre-tax impairment loss on a cost method investment of $1 million. This was a result of a new valuation and a change in the ownership percentage following a capital infusion by new investors.
In the second quarter of 2010, UniSource Energy wrote off an investment held by Millennium. The underlying investment related to a proposed Liquefied Natural Gas project which no longer appears viable. To recognize the impairment at June 30, 2010, we recorded a pre-tax loss of $5 million. The loss is reflected in Other Expense on the UniSource Energy income pre-tax statement. Millennium has no further investment obligation related to this investment.
In the first quarter of 2010, Millennium sold a wholly-owned subsidiary. Millennium received cash of less than $1 million, and recorded less than $1 million of pre-tax gain included in Other Income on UniSource Energy’s income statement.
In the second quarter of 2009, Millennium finalized a sale of its 50% equity interest in Carboelectrica Sabinas, S. de R.L. de C.V. (Sabinas), a Mexican limited liability company. Millennium received an upfront payment of $5 million in January 2009 and a $15 million, three-year, 6%, secured note receivable from Minerales de Monclova, S.A. de C.V. (Mimosa). Principal on the note is due at maturity; interest on the note is due annually on December 31. The $15 million note is included in Investments and Other Property – Other on UniSource Energy’s balance sheet. Millennium recorded a $6 million pre-tax gain on the sale included in Other Income on UniSource Energy’s income statement.
See Note 5 for tax information related to Millennium’s investments.
NOTE 14. TRANSMISSION ASSETS DEPRECIATION
During the fourth quarter of 2009, TEP performed an analysis of the service life and net salvage parameters of its transmission assets. As a result, new depreciation rates were implemented effective January 1, 2010. The new rates effectively extend the expected remaining service lives of TEP’s transmission assets, resulting in a reduction of related depreciation expense of $10 million for the nine months ended September 30, 2010 compared to September 30, 2009.
NOTE 15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The following recently issued accounting standards are not yet reflected in UniSource Energy and TEP financial statements:
•	The FASB issued authoritative guidance for multiple deliverable revenue arrangements that provides another alternative for determining the selling price of deliverables and eliminates the residual method of allocating consideration. In addition, this pronouncement requires expanded qualitative and quantitative disclosures and is effective for revenue arrangements entered into after January 1, 2011. We are evaluating the impact of this pronouncement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
•	The FASB issued amendments that require some new disclosures and clarify some existing disclosure requirements about fair value measurements. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, are effective for interim and annual reporting periods beginning January 1, 2011. We will incorporate these new disclosures in our March 31, 2011 financial statements.
NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION
A reconciliation of Net Income to Net Cash Flows — Operating Activities follows:

	UniSource Energy
	Nine Months Ended
	September 30,
	2010	2009
	-Thousands of Dollars-

Net Income	$100,395	$93,839

Adjustments to Reconcile Net Income To Net Cash Flows from Operating Activities
Depreciation Expense	95,773	109,601
Amortization Expense	20,797	22,280
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	4,025	3,667
Amortization of Deferred Debt-Related Costs Included in Interest Expense	2,672	3,170
Provision for Bad Debts	2,881	2,537
Deferred Income Taxes	58,970	52,849
Deferred Tax Valuation Allowance	5,702	—
Pension and Postretirement Expense	14,626	17,987
Pension and Postretirement Funding	(20,927)	(23,275)
Share-Based Compensation Expense	2,102	2,120
Excess Tax Benefit from Stock Options Exercised	(1,796)	(1,929)
CTC Revenue Refunded	(8,152)	(9,040)
Decrease to Reflect PPFAC/PGA Recovery	(35,335)	(5,083)
Loss/(Gain) on Millennium’s Investments	5,208	(5,979)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(35,783)	(6,655)
Materials and Fuel Inventory	12,691	(32,020)
Other Regulatory Assets	(4,897)	434
Accounts Payable	6,851	(6,617)
Interest Accrued	(3,633)	(4,621)
Income Taxes	8,911	19,478
Accrued Taxes Other than Income Taxes	18,855	14,381
Other Regulatory Liabilities	2,774	18,929
Other	(3,418)	(3,755)

Net Cash Flows – Operating Activities	$249,292	$262,298

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	TEP
	Nine Months Ended
	September 30,
	2010	2009
	-Thousands of Dollars-

Net Income	$96,979	$81,229

Adjustments to Reconcile Net Income To Net Cash Flows from Operating Activities
Depreciation Expense	74,143	88,605
Amortization Expense	23,963	25,934
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	2,837	2,546
Amortization of Deferred Debt-Related Costs Included in Interest Expense	1,534	1,882
Provision for Bad Debts	1,961	1,626
Deferred Income Taxes	49,984	42,350
Pension and Postretirement Expense	12,979	16,262
Pension and Postretirement Funding	(19,174)	(21,793)
Share-Based Compensation Expense	1,628	1,619
CTC Revenue Refunded	(8,152)	(9,040)
Decrease to Reflect PPFAC Recovery	(24,098)	(16,898)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(44,561)	(28,695)
Materials and Fuel Inventory	11,889	(31,146)
Other Regulatory Assets	(4,566)	461
Accounts Payable	13,792	5,394
Interest Accrued	1,420	488
Income Taxes	1,950	3,242
Accrued Taxes Other than Income Taxes	17,772	15,213
Other Regulatory Liabilities	2,684	17,411
Other	(1,126)	784

Net Cash Flows – Operating Activities	$213,838	$197,474

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 17. ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND HEDGING ACTIVITIES
RISKS AND OVERVIEW
The three utilities are exposed to energy price risk associated with their gas and purchased power requirements, volumetric risk associated with their seasonal load and operational risk associated with their power plants, transmission and transportation systems. The energy price risk is mitigated through the PPFAC and PGA mechanisms which provide an adjustment to the three utilities’ retail rates to recover the actual costs of purchased power, gas, transmission and transportation. The three utilities further reduce their energy price risk through a variety of derivative and non-derivative instruments. The objectives for entering into such contracts include: creating price stability for the three utilities; ensuring the three utilities can meet their load and reserve requirements; and reducing the three utilities’ exposure to price volatility that may result in delayed recovery under the PPFAC or PGA. While current procurement methodologies allow the three utilities to recover electric and gas procurement costs from customers, future regulatory structures could change, potentially impacting the recoverability of electric and gas procurement costs. See Note 2 for further information regarding regulatory matters.
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

UNS Electric enters into derivatives, such as fixed price forward power purchases, natural gas-indexed forward power purchase contracts, call and put options (gas collars) or financial gas swaps, to hedge a portion of its purchased power exposure. These contracts are considered mark-to-market transactions. As UNS Electric’s PPFAC mechanism permits recovery of the prudent costs of hedging transactions, unrealized gains and losses resulting from changes in the market prices of such contracts are recorded as either regulatory assets or regulatory liabilities.

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
FINANCIAL IMPACT OF DERIVATIVES
Cash Flow Hedges
At September 30, 2010 and December 31, 2009, UniSource Energy and TEP had liabilities related to their cash flow hedges of $15 million and $7 million, respectively. UniSource Energy and TEP had net after-tax unrealized losses on derivative activities reported in AOCI of $3 million for the three months ended September 30, 2010 and $2 million for the three months ended September 30, 2009. UniSource Energy and TEP had net after-tax unrealized losses on derivative activities reported in AOCI of $8 million for the nine months ended September 30, 2010 and less than $1 million for the nine months ended September 30, 2009.
Regulatory Treatment of Commodity Derivatives
UniSource Energy and TEP report unrealized gains and losses on energy contracts that are recoverable through the PPFAC or PGA on the balance sheet as a regulatory asset or a regulatory liability rather than as a component of AOCI or in the income statement. For the three months ended September 30, 2010, UniSource Energy recorded net increases to regulatory assets of $6 million and TEP recorded net decreases to regulatory assets of $1 million. UniSource Energy and TEP recorded net decreases of $33 million and $19 million, respectively for the three months ended September 30, 2009. For the nine months ended September 30, 2010, UniSource Energy recorded net increases to regulatory assets of $10 million and TEP recorded net decreases to regulatory assets of $4 million. UniSource Energy and TEP recorded net decreases to regulatory assets of $23 million and $11 million, respectively for the nine months ended September 30, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
At September 30, 2010, UniSource Energy and TEP had liabilities of $53 million and $8 million, respectively, and assets of $16 million and $5 million, respectively, related to their energy derivatives that will be recovered through the PPFAC or PGA. At December 31, 2009, UniSource Energy and TEP had liabilities of $34 million and $9 million, respectively, and assets of $7 million and $2 million, respectively, related to their energy derivatives that will be recovered through the PPFAC or PGA.
Realized gains and losses on settled gas swaps are fully recovered through the PPFAC or PGA. For the three months ended September 30, 2010, UniSource Energy and TEP realized losses of $8 million and $5 million, respectively, and $27 million and $21 million, respectively, for the three months ended September 30, 2009. For the nine months ended September 30, 2010, UniSource Energy and TEP realized losses of $17 million and $8 million, respectively, and $46 million and $29 million, respectively, for the nine months ended September 30, 2009.
At September 30, 2010, TEP had contracts that will settle through the third quarter of 2015; UNS Electric had contracts that will settle through the fourth quarter of 2013; and UNS Gas had contracts that will settle through the third quarter of 2013.
Other Commodity Derivatives
UniSource Energy and TEP record realized and unrealized gains and losses on other energy contracts on a net basis in Wholesale Sales. For each three and nine month period ended September 30, 2010 and 2009, net realized and unrealized gains and losses were less than $1 million. At September 30, 2010, TEP had no other energy contracts outstanding. At December 31, 2009, TEP had assets of $4 million and liabilities of $4 million related to other energy contracts. TEP’s other energy contracts were with an affiliated counterparty; therefore, related assets and liabilities were eliminated in the UniSource Energy financial statements.
The settlement of forward power purchase and sales contracts that did not result in physical delivery were as follows:

	UniSource Energy and TEP
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$19	$8	$25	$20
Forward Power Purchases	(25)	(7)	(32)	(18)

Total Sales and Purchases Not Resulting in Physical Delivery	$(6)	$1	$(7)	$2

DERIVATIVE VOLUMES
At September 30, 2010, UniSource Energy and TEP had gas swaps totaling 14,833 GBtu and 6,397 GBtu, respectively, and power contracts totaling 4,646 GWh and 1,246 GWh, respectively, which were accounted for as derivatives. At December 31, 2009, UniSource Energy and TEP had gas swaps totaling 13,321 GBtu and 5,658 GBtu, respectively, and power contracts totaling 3,859 GWh and 1,247 GWh, respectively, which were accounted for as derivatives.
CREDIT RISK ADJUSTMENT
When the fair value of our derivative contracts is reflected as an asset, the counterparty owes us and this creates credit risk. We minimize our credit risk by: (1) entering into transactions with high-quality counterparties, (2) limiting our exposure to each counterparty, (3) monitoring the financial condition of the counterparties and (4) requiring collateral in accordance with the counterparty master agreements. Using a combination of market credit default swap data and historical recovery rates for bonds, we consider the impact of counterparty creditworthiness in determining the fair value of our derivatives as well as its possible effect on continued qualification for cash flow hedge accounting. At September 30, 2010, and at December 31, 2009, the impact of counterparty credit risk on the fair value of derivative asset contracts was less than $1 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded) — Unaudited
We also consider the impact of our own credit risk on instruments that are in a net liability position, after deducting collateral posted, using market credit default swap data and allocating the credit risk adjustment to all individual contracts in a net liability position. At September 30, 2010, and at December 31, 2009, the impact of our own credit risk was less than $1 million.
CONCENTRATION OF CREDIT RISK
The use of contractual arrangements to manage the risks associated with changes in energy commodity prices creates credit risk exposure resulting from the possibility of non-performance by counterparties pursuant to the terms of their contractual obligations. The three utilities enter into contracts for the physical delivery of energy and gas which contain remedies in the event of non-performance by the supply counterparties. In addition, volatile energy prices can create significant credit exposure from energy market receivables and mark-to-market valuations.
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
The following table shows the sum of the fair value of all derivative instruments under contracts with credit-risk related contingent features that are in a net liability position at September 30, 2010. It also shows cash collateral and letters of credit posted, and additional collateral to be posted if credit-risk related contingent features were triggered.

				UniSource
	TEP	UNS Gas	UNS Electric	Energy
	September 30, 2010
	-Millions of Dollars-
Net Liability Position	$30	$22	$29	$81
Cash Collateral Posted	—	3	—	3
Letters of Credit	1	—	18	19
Additional Collateral to Post if Contingent Features Triggered	30	19	15	64
As of September 30, 2010, TEP had $20 million of credit exposure to other counterparties’ creditworthiness related to its wholesale marketing and gas hedging activities, and UNS Electric had $3 million related to its supply and hedging contracts. TEP had five counterparties which individually comprise greater than 10% of the total credit exposure and UNS Electric had one. At September 30, 2010, UNS Gas had immaterial exposure to other counterparties’ creditworthiness.
NOTE 18. REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The UniSource Energy and TEP condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports (dated October 27, 2010) are included on pages 1 and 2. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their reports on the unaudited financial information because neither of those reports is a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:
•	outlook and strategies;
•	operating results during the third quarter and nine-months ended September 30, 2010 compared with the same periods in 2009;
•	factors which affect our results and outlook;
•	liquidity, capital needs, capital resources, and contractual obligations;
•	dividends; and
•	critical accounting estimates.
Management’s Discussion and Analysis should be read in conjunction with UniSource Energy and TEP’s 2009 Annual Report on Form 10-K and with the Comparative Condensed Consolidated Financial Statements, beginning on page 3, which present the results of operations for the three and nine-months ended September 30, 2010 and 2009. Management’s Discussion and Analysis explains the differences between periods for specific line items of the Comparative Condensed Consolidated Financial Statements.
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
Millennium has existing investments in unregulated businesses that represent less than 1% of UniSource Energy’s total assets as of September 30, 2010; no new investments are planned in Millennium.
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
OUTLOOK AND STRATEGIES
Our financial prospects and outlook for the next few years will be affected by many factors including: the 2008 TEP Rate Order that freezes base rates through 2012, the recent national and regional economic downturn, the financial market disruptions and volatility, potential regulations impacting greenhouse gas emissions and other regulatory factors. Our plans and strategies include the following:
•	Focus on the core utility businesses including: operational excellence; investing in utility rate base; customer satisfaction; community presence; and achieving constructive regulatory outcomes.

•	Expand TEP and UNS Electric’s portfolio of renewable energy resources and programs to meet Arizona’s renewable energy standards while creating ownership opportunities for renewable energy projects that benefit customers, shareholders and the communities we serve.
•	Develop strategic responses to energy efficiency requirements that protect the financial stability of our utility businesses and provide benefits to our customers.
•	Expand TEP and UNS Electric’s transmission system to meet increasing loads and provide access to renewable energy resources.
•	Develop strategic responses to new environmental regulation and potential new legislation, including limitations on carbon emissions. We are evaluating TEP’s existing mix of generation resources and defining steps to achieve environmental objectives that provide an appropriate return on investment and are consistent with earnings growth.
•	Refinance expiring credit facilities and maturing long-term debt at UniSource Energy, TEP, UNS Gas and UNS Electric before the obligations expire or mature in August 2011.
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
Third Quarter of 2010 Compared with the Third Quarter of 2009
UniSource Energy reported net income of $55 million in the third quarter of 2010 compared with $58 million in the third quarter of 2009. Factors that affected earnings in the third quarter of 2010 compared with the same period in 2009 include:
•	A $6 million after-tax loss recorded at Millennium related to the write-off of deferred taxes and the impairment of investments; partially offset by
•	Lower depreciation and amortization expense at TEP; and
•	Operating benefits related to Springerville Unit 4.
Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009
UniSource Energy reported net income of $100 million in the first nine months of 2010 compared with $94 million in the same period last year. Factors that contributed to the increase in UniSource Energy’s net income in the first nine months of 2010 occurred primarily at TEP. These include:
•	Lower depreciation and amortization expense at TEP;
•	Operating benefits related to Springerville Unit 4;
•	The sale of transmission capacity by TEP to the owner of Springerville Unit 4 during the first three months of 2010; and
•	Lower base O&M expense due to fewer planned maintenance outages and lower pension expense; partially offset by:
•	A decrease in retail margin revenues caused by weather, weak economic conditions and the implementation of energy efficiency measures; and
•	Lower other income related to items recorded in the first nine months of 2009 including: interest income related to an income tax refund; and a gain recognized on company owned life insurance.

Factors that offset the increase in TEP’s net income include:
•	A $9 million after-tax loss at Millennium related to the write-off of deferred taxes and the impairment of investments in the first nine months of 2010; and
•	A $4 million after-tax gain related to the sale of an investment by Millennium in the first nine months of 2009.
See Tucson Electric Power, Results of Operations below for more information.
Operations and Maintenance Expense
The table below summarizes the items included in UniSource Energy’s O&M expense.

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2010	2009	2010	2009
	-Millions of Dollars-		-Millions of Dollars-
TEP Base O&M	$53	$53	$163	$174
UNS Gas Base O&M	6	6	18	18
UNS Electric Base O&M	5	5	15	14
Consolidating Adjustments and Other (1)	(2)	(2)	(6)	(5)

UniSource Energy Base O&M	62	62	190	201
Reimbursed Expenses Related to Springerville Units 3 and 4	14	12	41	29
Expenses Related to Customer-Funded Renewable Energy and DSM Programs(2)	13	6	28	13

Total UniSource Energy O&M	$89	$80	$259	$243

(1)	Includes Millennium, UED and parent company O&M, and inter-company eliminations.

(2)	Corresponding amounts are charged to customers and are recorded in electric retail revenues.
CONTRIBUTION BY BUSINESS SEGMENT
The table below shows the contributions to our consolidated after-tax earnings by our three business segments, as well as Other Net Income (Loss).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	-Millions of Dollars-		-Millions of Dollars-
TEP	$59	$55	$97	$81
UNS Gas	(1)	(1)	5	4
UNS Electric	3	4	8	6
Other (1)	(6)	—	(10)	3

Consolidated Net Income	$55	$58	$100	$94

(1)	Includes: UniSource Energy parent company expenses; UniSource Energy parent company interest expense (net of tax) on the UniSource Convertible Senior Notes and on the UniSource Credit Agreement; income and losses from Millennium investments and UED.

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

			Borrowings	Amount Available
	Cash and Cash		under Revolving	under Revolving
Balances at October 15, 2010	Equivalents		Credit Facility(1)	Credit Facility
	-Millions of Dollars-
UniSource Energy stand-alone	$2		$30	$40
TEP	42		1	149
UNS Gas	25		—	45	(2)
UNS Electric	15		18	27	(2)
Other	7	(3)	N/A	N/A

Total	$91

(1)	Includes letters of credit issued under revolving credit facilities.

(2)	Either UNS Gas or UNS Electric may borrow up to a maximum of $45 million, but the total combined amount borrowed cannot exceed $60 million.

(3)	Includes cash and cash equivalents at UED and Millennium.
Short-term Investments
We have a short-term investment policy which governs the investment of excess cash balances by UniSource Energy and its subsidiaries. This policy is reviewed periodically in response to market conditions to adjust, if necessary, the maturities and concentrations by investment type and issuer in the investment portfolio. As of September 30, 2010, UniSource Energy’s short-term investments consisted of highly-rated and liquid money market funds, certificates of deposit and commercial paper. These short-term investments are classified as Cash and Cash Equivalents on the Balance Sheet.
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

Refinancings
UniSource Energy and its subsidiaries have $621 million of credit facilities, which include revolvers that expire in August 2011. We are in the process of refinancing the UniSource Energy, TEP, UNS Gas and UNS Electric credit facilities and expect the transactions to be completed by the end of 2010. Based on current market conditions, the associated interest rate spreads are expected to increase approximately 150 to 175 basis points over current levels.
Also in August 2011, UNS Gas has $50 million of unsecured notes that mature. We intend to refinance the $50 million prior to its maturity.
See: UniSource Energy Credit Agreement, below; Tucson Electric Power, Liquidity and Capital Resources, TEP Credit Agreement, below; and UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver, below for more information.
Executive Overview — UniSource Energy Consolidated Cash Flows

Nine Months Ended September 30,	2010	2009
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$249	$262
Investing Activities	(227)	(248)
Financing Activities	(32)	(6)
Operating Activities
In the first nine months of 2010, net cash flows from operating activities were $13 million lower than the same period last year due to: an $8 million increase in total taxes paid in the first nine months of 2010 compared with the same period last year; a $4 million decrease in interest received in the first nine months of 2010 due in part to lower balances of investments in lease debt by TEP; and $17 million of income tax refunds received in 2009; partially offset by a $16 million increase in proceeds from the operation of Springerville Units 3 and 4.
Investing Activities
Net cash flows used for investing activities decreased by $21 million in the first nine months of 2010 compared with the same period last year. The decrease resulted primarily from a $13 million increase in lease debt principal received and a $4 million decrease in insurance proceeds in the first nine months of 2010 compared with the same period last year and activities that took place in the first nine months of 2009 including: a $31 million investment in lease debt; and $5 million in proceeds from the sale of an interest in a Millennium investment.
Capital Expenditures
In the first nine months of 2010, UniSource Energy’s capital expenditures, including the purchase of Sundt Unit 4 by TEP, were $252 million, a $15 million increase compared with the first nine months of 2009. Excluding TEP’s purchase of Sundt Unit 4, UniSource Energy’s capital expenditures were $37 million below the first nine months of 2009 due primarily to a decline in customer growth in our utility service areas resulting from regional economic weakness. The purchase of Sundt Unit 4 is included in our estimated capital expenditures for 2010.

	Actual	Actual
	Year-to-Date	Year-to-Date	Estimate	Actual
	Sept. 30, 2010	Sept. 30, 2009	Full Year 2010	Full Year 2009
	-Millions of Dollars-		-Millions of Dollars-
TEP	$218	$195	$276	$235
UNS Gas	7	11	12	14
UNS Electric	17	23	24	28
Other	10	8	16	10

UniSource Energy Consolidated	$252	$237	$328	$287

Financing Activities
Net cash flows used for financing activities were $26 million higher in the first nine months of 2010 compared with the same period last year due primarily to: a $32 million increase in payments on TEP’s capital lease obligations; an $11 million increase in dividends paid to shareholders; and a $7 million decrease in debt proceeds, net of debt repayments and issuances or retirement costs. Those activities were partially offset by an increase in revolving credit facility borrowings of $14 million, net of repayments, and a $7 million increase in proceeds from exercised stock options.
UniSource Energy Credit Agreement
The UniSource Credit Agreement, which expires in August 2011, consists of a $30 million amortizing term loan facility and a $70 million revolving credit facility. Principal payments of $1.5 million on the outstanding term loan are due quarterly, with the balance due at maturity. At September 30, 2010, there was $5 million outstanding under the term loan facility and $29 million outstanding under the UniSource Energy revolving credit facility at a weighted average interest rate of 1.51%. We have the option of paying interest on the term loan and on borrowings under the revolving credit facility at adjusted LIBOR plus 1.25% or the sum of the greater of the federal funds rate plus 0.5% or the agent bank’s reference rate and 0.25%.
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
As of September 30, 2010, we were in compliance with the terms of the UniSource Credit Agreement.
If an event of default occurs, the UniSource Credit Agreement may become immediately due and payable. An event of default includes failure to make required payments under the UniSource Credit Agreement, failure of UniSource Energy or certain subsidiaries to make payments or default on debt greater than $20 million, or certain bankruptcy events at UniSource Energy or certain subsidiaries. For information about refinancing the UniSource Credit Agreement see UniSource Energy Consolidated, Liquidity and Capital Resources, Liquidity, above.
Interest Rate Risk
UniSource Energy is subject to interest rate risk resulting from changes in interest rates on its borrowings under the revolving credit facility. The interest rate on revolving credit borrowings is variable. If LIBOR and other benchmark interest rates increase, UniSource Energy would be required to pay higher rates of interest on borrowings under its revolving credit facility. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, Credit Risk, below.
Convertible Senior Notes
UniSource Energy has outstanding $150 million of 4.50% Convertible Senior Notes due 2035. Each $1,000 of Convertible Senior Notes is convertible into 27.95 shares of our Common Stock at any time, representing a conversion price of $35.78 per share of our Common Stock, subject to adjustments. The closing price of UniSource Energy’s Common Stock was $34.27 on October 15, 2010.

Guarantees
In the normal course of business, UniSource Energy and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees at September 30, 2010 were:
•	UES’ guarantee of $100 million senior unsecured notes issued by UNS Gas and $100 million senior unsecured notes issued by UNS Electric;
•	UES’ guarantee of the $60 million UNS Gas/UNS Electric Revolver;
•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas; and
•	UniSource Energy’s guarantee of the $32 million of outstanding loans under the UED Credit Agreement.
To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheets.
We believe that the likelihood that UniSource Energy or UES would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.
In March 2010, TEP purchased 100% of the equity interest in Sundt Unit 4. TEP indemnified the seller of Sundt Unit 4 from any sales, use, transfer or similar taxes or fees due relating to the purchase. The terms of the indemnification do not include a limit on potential future payments; however, TEP believes that the parties to the agreement have abided by all tax laws and TEP does not have any additional tax obligations. TEP has not made any payments under the terms of this indemnification to date.
Contractual Obligations
There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2009 Annual Report on Form 10-K, other than the following entered into in 2010:

						2015
Payment Due in Years						and
Ending December 31,	2010	2011	2012	2013	2014	after	Total
	- Millions of Dollars -
Long-Term Debt(1)	$32	$6	$24	$—	$—	$—	$62
Purchase Obligations:
Fuel	—	4	4	2	—	—	10
Purchased Power	—	40	7	—	—	—	47
Building Commitments	14	4	—	—	—	—	18
Solar Installation Commitments	4	2	—	—	—	—	6

Total Additional Contractual Cash Obligations	$50	$56	$35	$2	$—	$—	$143

(1)	In February 2010, UED amended the UED Credit Agreement to extend the termination date by two years to March 2012 and to increase borrowings by $9 million. In March 2010, TEP entered into an 18-month, $30 million term loan facility. TEP repaid the term loan in October 2010.

Dividends on Common Stock
The following table shows the dividends declared to UniSource Energy shareholders for 2010:

			Dividend Amount Per Share
Declaration Date	Record Date	Payment Date	of Common Stock
February 12, 2010	February 23, 2010	March 8, 2010	$0.39
May 5, 2010	May 17, 2010	June 4, 2010	$0.39
August 5, 2010	August 19, 2010	September 2, 2010	$0.39
Income Tax Position
At September 30, 2010, UniSource Energy had federal AMT credit carryforwards of $41 million, including $24 million for TEP, which do not expire. UniSource Energy has a capital loss carryforward of $8 million which expires on December 31, 2015. As of September 30, 2010, a $3 million valuation allowance has been recorded against the deferred tax asset. See Financial Statements Note 5. Income Taxes, for more information.
TUCSON ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS
Executive Summary
The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP’s utility operations, unless otherwise noted.
TEP recorded net income of $59 million in the third quarter of 2010 compared with net income of $55 million in the same period in 2009. The improvement is due primarily to: a decrease in depreciation and amortization expense due to lower depreciation rates on TEP’s transmission assets; lower capital lease amortization resulting from a decline in outstanding capital lease obligations; and benefits related to Springerville Unit 4, which began commercial operations in December 2009.
Third Quarter of 2010 Compared with the Third Quarter of 2009
The following factors contributed to the increase in TEP’s net income:
•	A $3 million decrease in depreciation expense due to lower depreciation rates on TEP’s transmission assets, a lengthened depreciation period for leasehold improvements at Sundt Unit 4, partially offset by depreciation related to an increase in plant-in-service;
•	a $1 million decrease in amortization expense related to lower capital lease amortization; and
•	$3 million of pre-tax benefit recognized by TEP related to Springerville Unit 4 for operating fees and contributions toward common facility costs received from the owner of Springerville Unit 4. Springerville Unit 4 started commercial operation in December 2009.
These factors were partially offset by:
•	a $1 million decrease in total retail margin revenues due primarily to a 5% decrease in cooling degree days compared with the same period last year.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009
The following factors contributed to the increase in TEP’s net income:
•	An $11 million decrease in base O&M expense, which excludes costs directly offset by customer surcharges for renewable energy and demand side management programs and third party reimbursements, resulting primarily from lower generating plant maintenance expense and a $3 million decrease in pension and post retirement medical expense. See Operations and Maintenance Expense, below;
•	$9 million of pre-tax benefits recognized by TEP related to Springerville Unit 4 for operating fees and contributions toward common facility costs received from the owner of Springerville Unit 4. Springerville Unit 4 started commercial operation in December 2009;
•	a $7 million decrease in depreciation expense due to lower depreciation rates on TEP’s transmission assets and a lengthened depreciation period for leasehold improvements at Sundt Unit 4, partially offset by depreciation related to an increase in plant-in-service. The decrease excludes a $7 million adjustment that increased depreciation expense in the second quarter of 2009, related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity;
•	a $5 million decrease in amortization expense due to a decline in the balance of capital lease obligations. The decrease excludes a $3 million adjustment that decreased amortization expense made in the second quarter of 2009, related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity;
•	a $3 million increase in wholesale transmission revenues as TEP temporarily provided transmission capacity for Springerville Unit 4 during the first quarter of 2010; and
•	a $1 million increase in long-term wholesale margin revenues due primarily to an increase in sales volumes to one of TEP’s long-term wholesale customers.
These factors were partially offset by:
•	a $5 million decrease in total retail margin revenues. Weather, the implementation of energy efficiency measures and weak economic conditions contributed to a 1% decrease in kWh sales compared with the first nine months of 2009. Cooling degree days during the first nine months of 2010 were 5% below the same period last year;
•	a $7 million decrease in total other income due in part to interest related to an income tax refund received in the second quarter of last year and a decline in gains recognized on company owned life insurance. The decrease excludes a $3 million adjustment that increased other income in the second quarter of 2009, related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity; and
•	a $3 million provision for wholesale refunds in the first quarter of 2010 resulting from the settlement of disputes related to wholesale sales to the California Power Exchange in 2000 and 2001.

Retail Sales and Revenues

			Increase (Decrease)
Three Months Ended September 30,	2010	2009	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	1,445	1,453	(8)	(0.6%)
Commercial	612	619	(7)	(1.1%)
Industrial	630	628	2	0.3%
Mining	274	269	5	2.0%
Public Authorities	65	67	(2)	(2.3%)

Total Electric Retail Sales	3,026	3,036	(10)	(0.3%)

Retail Margin Revenues (in millions):
Residential	$97	$97	$—	(0.7%)
Commercial	51	52	(1)	(0.9%)
Industrial	29	29	—	(1.7%)
Mining	8	8	—	4.7%
Public Authorities	3	3	—	(1.2%)

Total Retail Margin Revenues	$188	$189	$(1)	(0.7%)
Retail Fuel Revenues	100	103	(3)	(2.7%)
RES & DSM Revenues	12	5	7	NM

Total Retail Revenues	$300	$297	$3	1.0%

Avg. Retail Margin Rate (cents / kWh):
Residential	6.67	6.67	—	(0.1%)
Commercial	8.35	8.34	0.01	0.2%
Industrial	4.57	4.67	(0.10)	(2.0%)
Mining	2.95	2.87	0.08	2.7%
Public Authorities	5.25	5.19	0.06	1.2%

Avg. Retail Margin Rate	6.20	6.23	(0.03)	(0.4%)
Avg. PPFAC Rate	3.33	3.41	(0.08)	(2.4%)
Avg. RES & DSM Rate	0.39	0.16	0.23	NM

Total Avg. Retail Rate	9.92	9.80	0.12	1.3%

	2010	2009
Weather Data:
Cooling Degree Days
Three Months Ended September 30,	1,096	1,155	(59)	(5.1%)
10-Year Average	978	970	—	—

*	Percent change calculated on un-rounded data; may not correspond to data shown in table.
Residential
Residential kWh sales were 0.6% lower in the third quarter of 2010, resulting in a decrease in residential margin revenues of less than $1 million. The decline in residential kWh sales can be attributed primarily to a 5.1% decrease in cooling degree days compared with the third quarter of 2009.
Commercial
Commercial kWh sales decreased by 1.1% compared with the third quarter of 2009. A decline in cooling degree days and weak economic conditions contributed to the sales decline. The lower sales volumes led to a decline in commercial margin revenues of $1 million.

Industrial
Industrial kWh sales increased by 0.3% compared with the third quarter of 2009. Margin revenues from industrial customers in the third quarter of 2010 decreased slightly compared with the same period last year due to changing usage patterns which reduced demand charges.
Mining
Higher copper prices led to increased mining activity and a 2.0% increase in sales volumes in the third quarter of 2010 compared with the same period last year. Margin revenues from mining customers in the third quarter of 2010 rose slightly compared with the same period last year due to changing usage patterns which increased demand charges.
Wholesale Sales and Revenues

			Increase (Decrease)
Three Months Ended September 30,	2010	2009	Amount	Percent*
Long-Term Wholesale Contracts
kWh Sales (Millions)	224	126	98	77.8%
Revenues (Millions)	$14	$10	$4	33.2%

*	Percent change calculated on un-rounded data; may not correspond to data shown in table.
Long-Term Wholesale and Transmission Revenues
Revenues from long-term wholesale contracts increased by $4 million compared with the third quarter of 2009, due primarily to an increase in kWh sales to SRP, which nearly doubled compared with the third quarter of 2009.
Short-Term Wholesale and Trading Revenues
In the third quarters of 2010 and 2009, TEP’s short-term wholesale and trading revenues were $15 million and $22 million, respectively. All of the revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity are credited to fuel and purchased power costs eligible for recovery in the PPFAC.

Retail Sales and Revenues

			Increase (Decrease)
Nine Months Ended September 30,	2010	2009	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	3,109	3,129	(20)	(0.6%)
Commercial	1,516	1,545	(29)	(1.9%)
Industrial	1,639	1,667	(28)	(1.6%)
Mining	807	793	14	1.7%
Public Authorities	178	188	(10)	(5.5%)

Total Electric Retail Sales	7,249	7,322	(73)	(1.0%)

Retail Margin Revenues (in millions):
Residential	$203	$204	$(1)	(0.6%)
Commercial	124	125	(1)	(0.9%)
Industrial	74	77	(3)	(4.4%)
Mining	23	23	—	2.8%
Public Authorities	9	9	—	(3.7%)

Total Retail Margin Revenues	$433	$438	$(5)	(1.3%)
Retail Fuel Revenues	222	227	(5)	(1.7%)
RES & DSM Revenues	30	10	20	NM

Total Retail Revenues	$685	$675	$10	1.5%

Avg. Retail Margin Rate (cents / kWh):
Residential	6.53	6.52	0.01	0.1%
Commercial	8.14	8.07	0.07	0.9%
Industrial	4.52	4.65	(0.13)	(2.8%)
Mining	2.88	2.84	0.04	1.1%
Public Authorities	5.10	5.01	0.09	1.8%

Avg. Retail Margin Rate	5.97	5.99	(0.02)	(0.3%)
Avg. PPFAC Rate	3.07	3.10	(0.03)	(0.7%)
Avg. RES & DSM Rate	0.41	0.14	0.27	NM

Total Avg. Retail Rate	9.45	9.23	0.22	2.6%

	2010	2009
Weather Data:
Cooling Degree Days
Nine Months Ended September 30,	1,491	1,571	(80)	(5.1%)
10-Year Average	1,433	1,434	—	—

*	Percent change calculated on un-rounded data; may not correspond to data shown in table.
Residential
Residential kWh sales were 0.6% lower in first nine months of 2010, which led to a decrease in residential margin revenues of $1 million compared with the same period last year. Weather, local economic conditions and energy efficiency measures influence residential energy sales volumes. Cooling degree days were 5.1% below the first nine months of 2009.
Commercial and Industrial
Commercial and industrial kWh sales were lower by 1.9% and 1.6%, respectively, in the first nine months of 2010 compared with the same period last year due primarily to weak economic conditions. In addition, a decrease in cooling degree days during the third quarter of 2010 negatively impacted commercial kWh sales. The decrease in sales volumes led to declines in commercial and industrial margin revenues of $1 million and $3 million, respectively.

Mining
Higher copper prices led to increased mining activity and a 1.7% increase in sales volumes and an increase in margin revenues of less than $1 million in the first nine months of 2010 compared with the same period last year.
Wholesale Sales and Revenues

			Increase (Decrease)
Nine Months Ended September 30,	2010	2009	Amount	Percent*

Long-Term Wholesale Contracts
kWh Sales (Millions)	727	566	161	28.4%
Revenues (Millions)	$42	$35	$7	20.5%

*	Percent change calculated on un-rounded data; may not correspond to data shown in table.
Long-Term Wholesale and Transmission Revenues
Revenues from long-term wholesale contracts increased by $7 million in the first nine months of 2010 compared with the first nine months of 2009, due to a 28.4% increase in kWh sales. The increase in sales volumes and revenues is due to higher kWh sales to TEP’s two primary long-term wholesale customers, SRP and Navajo Tribal Utility Authority (NTUA). The margin on TEP’s long-term wholesale sales in the first nine months of 2010 and 2009 was $20 million and $19 million, respectively. The increase in margin in the first nine months of 2010 is due primarily to a 35% increase in sales volumes to NTUA. During 2009, NTUA received a greater allotment of federal hydro power as hydro conditions in the Colorado River basin were above normal, which negatively impacted TEP’s sales volumes to NTUA.
Wholesale transmission revenues in the first nine months of 2010 increased by $4 million as TEP temporarily provided transmission capacity to SRP for Springerville Unit 4. TEP does not expect transmission revenue to remain at this level for the remainder of 2010.
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
Short-Term Wholesale and Trading Revenues
In the first nine months of 2010 and 2009, TEP’s short-term wholesale and trading revenues were $44 million and $59 million, respectively. All of the revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity are credited to fuel and purchased power costs eligible for recovery in the PPFAC.
Other Revenues

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	-Millions of Dollars-		-Millions of Dollars-
Revenue related to Springerville Units 3 and 4	$22	$16	$65	$43
Other Revenue	6	6	16	16

Total Other Revenue	$28	$22	$81	$59

Fuel and Purchased Power Expense

	Generation and
TEP	Purchased Power		Expense
Three Months Ended September 30,	2010	2009	2010	2009
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation	2,639	2,452	$59	$51
Gas-Fired Generation	383	436	25	40
Renewable Generation	6	6	—	—

Total Generation (1)	3,028	2,894	84	91
Total Purchased Power	1,028	1,304	48	53
Transmission	—	—	1	1
Increase (Decrease) to Reflect PPFAC Recovery	—	—	(13)	(13)

Total Resources	4,056	4,198	$120	$132

Less Line Losses and Company Use	(735)	(544)

Total Energy Sold	3,321	3,654

(1)	Generation expense in the third quarters of 2010 and 2009 excludes $2 million and $1 million, respectively, related to Springerville Units 3 and 4; these expenses were reimbursed by Tri-State and SRP and recorded in Other Revenue.

	Generation and
TEP	Purchased Power		Expense
Nine Months Ended September 30,	2010	2009	2010	2009
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation	6,950	6,692	$160	$140
Gas-Fired Generation	768	829	46	66
Renewable Generation	19	17	—	—

Total Generation (1)	7,737	7,538	206	206
Total Purchased Power	2,343	3,186	104	112
Transmission	—	—	3	2
Increase (Decrease) to Reflect PPFAC Recovery	—	—	(24)	(17)

Total Resources	10,080	10,724	$289	$303

Less Line Losses and Company Use	(1,274)	(1,340)

Total Energy Sold	8,806	9,384

(1)	Generation expense in the first nine months of 2010 and 2009 excludes $5 million and $3 million, respectively, related to Springerville Units 3 and 4; these expenses were reimbursed by Tri-State and SRP and recorded in Other Revenue.
Generating Output
Coal-related fuel expense in the third quarter and first nine months of 2010 increased compared with the same periods last year due primarily to the switching of fuel at Sundt Unit 4 from natural gas to coal, while gas-related fuel expense decreased in both periods for the same reason.
Purchased Power
Purchased power volumes and expense during the third quarter and first nine months of 2010 were lower than the same periods last year due to a decrease in short-term wholesale sales activity, an increase in coal-fired generating output and a decline in retail sales volumes.

The table below summarizes TEP’s cost per kWh generated or purchased.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	-cents per		-cents per
	kWh generated-		kWh generated-
Coal	2.25	2.09	2.30	2.08
Gas	6.39	9.16	6.00	7.99
Purchased Power	4.66	4.06	4.43	3.53
Market Prices
As a participant in the Western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions. The average market price for around-the-clock energy based on the Dow Jones Palo Verde Index was 21% higher in the third quarter of 2010 and 25% higher in the first nine months of 2010 compared with the same periods last year. The average price for natural gas based on the Permian Index was 32% higher than the third quarter of 2009 and 40% higher in the first nine months of 2010 compared with the same period in 2009. We cannot predict whether changes in various factors that influence demand and supply will cause prices to change for the remainder of 2010.

Average Market Price for Around-the-Clock Energy	$/MWh
Quarter ended September 30, 2010	$35
Quarter ended September 30, 2009	29

Nine months ended September 30, 2010	$35
Nine months ended September 30, 2009	28

Average Market Price for Natural Gas	$/MMBtu
Quarter ended September 30, 2010	$3.94
Quarter ended September 30, 2009	$2.98

Nine months ended September 30, 2010	$4.33
Nine months ended September 30, 2009	$3.10
Operations and Maintenance Expense
The table below summarizes the items included in TEP’s O&M expense.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	-Millions of Dollars-		-Millions of Dollars-

Base O&M	$53	$53	$163	$174
Reimbursed Expenses Related to Springerville Units 3 and 4	14	12	41	29
Expenses Related to Customer-Funded Renewable Energy and DSM Programs(1)	9	4	20	10

Total O&M	$76	$69	$224	$213

(1)	Corresponding amounts are charged to customers and are recorded in electric retail revenues.

FACTORS AFFECTING RESULTS OF OPERATIONS
Springerville Units 3 and 4
TEP operates Springerville Units 3 and 4 on behalf of Tri-State and SRP, and receives annual benefits in the form of rental payments and other fees and cost savings. TEP recorded pre-tax benefits of $6 million in the third quarter and $18 million in the first nine months of 2010. In 2009, TEP recorded pre-tax benefits in the third quarter and the first nine months of $3 million and $9 million, respectively. The increase is primarily due to the start of commercial operation of Springerville Unit 4 in December 2009.
Depreciation
In the fourth quarter of 2009, TEP completed an updated depreciation study which indicated that its transmission assets’ depreciable lives should be extended. As a result, TEP adopted new transmission depreciation rates effective January 2010 which will have the effect of reducing transmission-related depreciation expense by approximately $14 million in 2010.
For the third quarter of 2010, total depreciation expense, which includes higher depreciation expense for new plant in service, was $25 million compared with $28 million in the same period last year. In the first nine months of 2010, total depreciation expense was $74 million compared with $89 million in the same period last year. Depreciation expense for the first nine months of 2009 excludes a $7 million adjustment that increased depreciation expense in the second quarter of 2009, related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity.
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
Refinancing Activity
The TEP Credit Agreement, which consists of a $150 million revolving credit facility and a $341 million letter of credit facility, expires in August 2011. Interest rates and fees under the TEP Credit Agreement are based on a pricing grid tied to TEP’s credit ratings. Letter of credit fees are 0.45% per annum and amounts drawn under a letter of credit would bear interest at LIBOR plus 0.45% per annum. Amounts drawn on the revolving credit facility bear interest at 0.45% per annum. For more information see UniSource Energy Consolidated, Liquidity and Capital Resources, Liquidity, above.
We are in the process of refinancing the TEP Credit Agreement and expect the transaction to be completed by the end of 2010. See Liquidity and Capital Resources, Financing Activities, TEP Credit Agreement, below for more information.
Pension and Postretirement Benefit Expense
In the third quarter and first nine months of 2010, TEP charged $4 million and $11 million, respectively, of pension and postretirement benefit costs to O&M expense. This compares with $4 million and $14 million in the same periods of 2009. For the full year 2010, TEP expects to charge $14 million of pension and postretirement benefit costs to O&M expense, compared with $17 million in 2009. The expected cost decrease in 2010 is due primarily to the increase in the market value of the pension assets. See Financial Statements Note 8. Employee Benefit Plans, for more information.
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

In December 2008, pending resolution, El Paso refunded to TEP $10 million paid for transmission service from Luna to TEP’s system during the period 2006 to 2008 and interest of $1 million. TEP is not currently paying or accruing for transmission service under El Paso’s OATT.
In July 2010, the FERC issued an order denying El Paso’s request for rehearing of FERC’s November 2008 order. In July, El Paso filed an appeal in the United States Court of Appeals for the District of Columbia Circuit. TEP intervened in the appeal proceeding. TEP has not recognized income as a result of the July 2010 FERC decision.
If El Paso were to prevail in its appeal, TEP would be required to pay for transmission service under El Paso’s OATT from October 2008 through the date of the decision. For the period October 2008 to September 30, 2010, this additional transmission expense would approximate $8 million. However, under the PPFAC mechanism, TEP would be allowed to recover $7 million of this additional transmission expense from its retail customers.
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
Renewable Energy Standard and Tariff
In the first nine months of 2010, TEP collected $24 million in Renewable Energy Standard and Tariff (RES) surcharges. Any surcharge collections above or below the amount of renewable expenditures are being deferred and reflected in TEP’s financial statements as a regulatory liability or asset. TEP expects to collect $32 million from customers through the 2010 RES surcharge. RES implementation plans and the associated surcharge must be submitted annually to the ACC for review and approval.
2010 RES Implementation Plan
In March 2010, the ACC approved TEP’s 2010 RES implementation plan and found the proposed purchased power agreements and TEP-owned solar projects to be appropriate components. The plan includes two agreements to purchase 30 MW of capacity from two new Arizona-based solar systems which are expected to be completed in early 2012. The plan also includes a bio-mass project that is expected to provide TEP with 2 MW of capacity by 2012 or 2013. The above market costs associated with these contracts are recoverable through the RES surcharge. The solar purchased power agreements include an option allowing TEP to purchase the facilities in the future.
The approved plan also includes the expansion of TEP’s Springerville photovoltaic installation by 1.8 MW and the construction of a new 1.6 MW solar project within the Tucson city limits. The estimated cost of these TEP-owned projects is approximately $14 million. In May 2010, the ACC approved a funding mechanism for these two projects. The mechanism allows TEP to use RES funds to recover operating costs, depreciation, property taxes and provide TEP with a return on its investment in the two TEP-owned solar projects until these costs are recovered as part of TEP’s base rates. We expect these projects to be completed by the end of 2010 and TEP to begin cost recovery through the RES in January 2011.
2011 RES Implementation Plan
In July 2010, TEP filed its 2011 RES implementation plan with the ACC. The target for 2011 is to supply 3% of TEP’s annual retail sales from renewable energy resources. The plan includes agreements to purchase 100 MW of energy from solar resources and 50 MW of capacity from wind resources. In August 2010, the ACC found these additional purchased power agreements to be appropriate components of TEP’s renewable energy portfolio.
The plan also includes a proposal to invest $28 million per year in solar projects that would be owned by TEP. We estimate that each $28 million investment would build approximately 7 MW of solar capacity. These TEP-owned solar projects would be installed between 2011 and 2014. The proposal includes the same funding mechanism that was approved by the ACC in May 2010. This funding mechanism would allow TEP to use RES funds to recover operating costs, depreciation, property taxes and a return on investment in the solar projects until these costs could be recovered as part of TEP’s base rates.

TEP estimates that it will need to collect $49 million from retail customers to implement its proposed plan for 2011. TEP cannot predict when or if the ACC will approve its 2011 RES implementation plan.
Electric Energy Efficiency Standards
In August 2010, the ACC approved new Electric Energy Efficiency Standards (EE Standards) designed to require TEP, UNS Electric and other affected electric utilities to implement cost effective DSM programs. The EE Standards target total kWh savings in 2011 of 1.25% of 2010 sales. The EE Standards must be certified by the Arizona Attorney General before taking effect. We cannot predict if or when the Attorney General will certify the EE Standards.
In 2009, TEP’s programs saved 0.7% of 2009 sales. The EE Standards increase thereafter up to the targeted cumulative annual reduction in retail kWh sales of 22% by 2020. The EE Standards can be met by: new and existing DSM programs; direct load control programs; and by a portion of energy efficient building codes. The proposed EE Standards provide for the recovery of costs incurred to implement DSM programs. TEP’s DSM programs and rates charged to customers for such programs are subject to ACC approval.
Decoupling
In October 2010, the Chairman of the ACC circulated for comment a draft policy statement regarding the need to adopt decoupling or another mechanism to make Arizona’s proposed EE Standards viable. A decoupling mechanism is designed to encourage energy conservation by restructuring utility rates to separate the recovery of fixed costs from the level of energy consumed. We cannot predict if the ACC will allow TEP and other affected utilities to adopt the use of decoupling or other mechanisms.
Rosemont Copper Mine
In 2007, Augusta Resources Corporation (Augusta) filed a plan of operations with the United States Forest Service (USFS) for the proposed Rosemont Copper Mine near Tucson, Arizona. Augusta must receive a Record of Decision from the USFS prior to receiving permits for mine construction and operations. As part of the USFS’ decision process, it must issue an Environmental Impact Statement (EIS). A draft EIS is expected to be issued in late 2010 and public hearings are expected to occur in the first quarter of 2011. If the Rosemont Copper Mine reaches full production, it would become TEP’s largest retail customer. TEP would serve approximately 100 MW of Rosemont Copper Mine’s total estimated load of approximately 110 MW. TEP cannot predict if or when the mine will commence operations.
Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, TEP’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	TEP
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	September 30, 2010
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$10	$—	$—	$10
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	15	—	15
Energy Contracts (3)	—	—	5	5

Total Assets	10	15	5	30

Liabilities
Energy Contracts (3)	—	(8)	(3)	(11)
Interest Rate Swaps (4)	—	(13)	—	(13)

Total Liabilities	—	(21)	(3)	(24)

Net Total Assets and (Liabilities)	$10	$(6)	$2	$6

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of money market funds and commercial paper.

(2)	Rabbi Trust Investments consist of amounts held in mutual and money market funds related to deferred compensation and Supplemental Executive Retirement Plan (SERP) benefits. The valuation is based on quoted prices, traded in active markets. These investments are included in Investments and Other Property — Other in the UniSource Energy and TEP balance sheets.

(3)	Energy Contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to reduce exposure to energy price risk. These contracts are included in Derivative Instruments in the UniSource Energy and TEP balance sheets. The valuation techniques are described below.

(4)	The Interest Rate Swaps are valued based on the six month LIBOR index or the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Index. These interest rate swaps are included in Derivative Instruments in the UniSource Energy and TEP balance sheets.
For the nine months ended September 30, 2010, TEP recorded net unrealized gains of $4 million in net regulatory assets. This amount represents $8 million in unrealized gains related to the change in the fair value of Level 3 forward power contracts primarily due to the change in value of the purchase power call option, partially offset by $4 million in unrealized losses related to the change in fair value of Level 2 gas swaps due to lower forward gas prices and increased swap volumes.
TEP primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Where observable inputs are available for substantially the full term of the asset or liability, such as gas swap derivatives valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basis differentials, the instrument is categorized in Level 2.
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
LIQUIDITY AND CAPITAL RESOURCES
TEP Cash Flows
The table below shows the cash available to TEP after capital expenditures, scheduled debt payments and payments on capital lease obligations:

Nine Months Ended September 30,	2010	2009
	-Millions of Dollars-
Net Cash Flows — Operating Activities (GAAP)	$214	$197
Amounts from Statements of Cash Flows:
Less: Capital Expenditures (1)	(218)	(195)

Net Cash Flows after Capital Expenditures (non-GAAP)*	(4)	2
Amounts from Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(56)	(24)
Plus: Proceeds from Investment in Lease Debt	26	13

Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	$(34)	$(9)

(1)	Includes $52 million payment for purchase of Sundt Unit 4 lease equity.

Nine Months Ended September 30,	2010	2009
	-Millions of Dollars-
Net Cash Flows — Operating Activities (GAAP)	$214	$197
Net Cash Flows — Investing Activities (GAAP)	(191)	(209)
Net Cash Flows — Financing Activities (GAAP)	(22)	(8)
Net Cash Flows after Capital Expenditures (non-GAAP)*	(4)	2
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (non-GAAP)*	(34)	(9)

*	Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments, both non-GAAP measures of liquidity, should not be considered as alternatives to Net Cash Flows - Operating Activities, which is determined in accordance with GAAP as a measure of liquidity. TEP believes that Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments provide useful information to investors as measures of liquidity and its ability to fund its capital requirements, make required payments on debt and capital lease obligations, and pay dividends to UniSource Energy.

Liquidity Outlook
Over the next twelve months, TEP expects to generate sufficient operating cash flows to fund all of its construction expenditures and operating activities. Cash flows may vary during the year, with cash flow from operations typically the lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load. As a result of the varied seasonal cash flow, TEP will use, as needed, its revolving credit facility to fund its business activities.
Operating Activities
In the first nine months of 2010, net cash flows from operating activities increased by $17 million compared with 2009. Net cash flows were impacted by:
•	a $26 million increase in cash receipts from retail and wholesale electric sales, net of fuel and purchased power costs, due in part to a decline in gas prices;
•	a $16 million increase in cash receipts related to the operation of Springerville Units 3 and 4;
•	an $8 million decrease in cash deposits made with power and gas trading counterparties, net of cash deposits received; partially offset by
•	a $7 million decrease in income tax refunds; and
•	a $13 million increase in total taxes paid.
Investing Activities
Net cash flows used for investing activities decreased by $18 million in the first nine months of 2010 compared with the same period last year due to: a $13 million increase in proceeds from the return of investments in lease debt; a $4 million decrease in insurance proceeds; and the use of $31 million in the first nine months of 2009 for an investment in lease debt; partially offset by a $23 million increase in capital expenditures, which includes the purchase of Sundt Unit 4.
Financing Activities
Net cash used for financing activities was $14 million higher in the first nine months of 2010 compared with 2009 due to: a $32 million increase in TEP’s payments on capital lease obligations; and a $15 million decrease in equity investments from UniSource Energy. These factors were partially offset by $30 million of proceeds received under a loan agreement to help fund the purchase of Sundt Unit 4 and a $5 million increase in borrowings, net of repayments, under TEP’s revolving credit facility.
TEP Term Loan
In March 2010, TEP entered into a $30 million term loan agreement (TEP Term Loan) that was due to expire on September 1, 2011. The proceeds were used to help fund a portion of the purchase of Sundt Unit 4 and for other general corporate purposes. The TEP Term Loan was secured by $30 million of mortgage bonds issued under TEP’s 1992 Mortgage. TEP repaid the term loan in October 2010.
TEP Credit Agreement
The TEP Credit Agreement consists of a $150 million revolving credit facility and a $341 million letter of credit facility which supports $329 million of tax-exempt variable rate bonds. The TEP Credit Agreement expires in August 2011 and is secured by $491 million of Mortgage Bonds. We are in the process of refinancing the TEP Credit Agreement. See TEP, Factors Affecting Results of Operations, Refinancing Activity for more information.
As of September 30, 2010, TEP was in compliance with the terms of the TEP Credit Agreement and had $55 million of outstanding borrowings and $1 million in letters of credit outstanding under the TEP Revolving Credit Facility. As of October 15, 2010, there were no outstanding borrowings and less than $1 million in letters of credit outstanding under TEP’s Revolving Credit Facility.

Capital Contribution from UniSource Energy
In March 2010, UniSource Energy contributed $15 million of capital to TEP to help fund the purchase of Sundt Unit 4. In March 2009, UniSource Energy contributed $30 million of capital to TEP which it used to purchase Springerville Unit 1 lease debt.
Bond Issuances
In October 2010, the Pima Authority issued $100 million of its 2010 Series A tax-exempt Industrial Development Revenue Bonds (IDBs) for TEP’s benefit. The 2010 Pima Series A IDBs are unsecured, bear interest at a rate of 5.25%, mature in October 2040, and are callable at par on or after October 1, 2020. Net of an underwriting discount, $99 million of proceeds were deposited in a construction fund with the bond trustee. The proceeds are to be applied to the construction of certain of TEP’s transmission and distribution facilities used to provide electric service in Pima County. TEP drew down $74 million of the proceeds from the construction fund at closing, with the remaining $25 million expected to be drawn down by the end of the first quarter of 2011.
Interest Rate Risk
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations, as well as borrowings under its revolving credit facility. As a result, TEP may be required to pay significantly higher rates of interest on outstanding variable rate debt and borrowings under its revolving credit facility. At September 30, 2010 and December 31, 2009, TEP had $329 million and $459 million, respectively, in tax-exempt variable rate debt outstanding.
The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest payable under the indenture for the bonds is 20%. During 2010, the average interest rates paid ranged from 0.17% to 0.33%. At September 30, 2010, the average interest rate on the debt was 0.26%.
Capital Lease Obligations
At September 30, 2010, TEP had $487 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts in each of the obligations.

	Capital Lease Obligation
	Balance		Renewal/Purchase
Leased Asset	at September 30, 2010	Expiration	Option
	-Millions of Dollars -
Springerville Unit 1	$302	2015	Fair market value purchase option

Springerville Coal Handling Facilities	77	2015	Fixed price purchase option of $120 million (1)

Springerville Common Facilities	108	2017 and 2021	Fixed price purchase option of $106 million (1)

Total Capital Lease Obligations	$487

(1)	TEP has agreed with Tri-State and SRP, the owners of Springerville Units 3 and 4, respectively, that if these leases are not renewed, it will exercise such purchase options. Tri-State and SRP will then be obligated to either (i) buy a portion of these facilities or (ii) continue making payments to TEP for the usage of these facilities.
Except for TEP’s 14% equity ownership in the Springerville Unit 1 and its 13% equity ownership in the Springerville Coal Handling Facilities, TEP will not own these assets at the expiration of the leases. TEP may renew the leases or purchase the leased assets at such time. The renewal and purchase option for Springerville Unit 1 is for fair market value as determined at that time, while the purchase price option is fixed for the Springerville Coal Handling Facilities and Common Facilities.

Income Tax Position
See UniSource Energy Consolidated, Liquidity and Capital Resources, Income Tax Position, above.
Contractual Obligations
There have been no significant changes in TEP’s contractual obligations or other commercial commitments from those reported in our 2009 Annual Report on Form 10-K, other than the following purchase obligations entered into in 2010 and the TEP Term Loan:

						2015
Payment Due in Years						and
Ending December 31,	2010	2011	2012	2013	2014	after	Total
	- Millions of Dollars -
Long-Term Debt (1)	$30	$—	$—	$—	$—	$—	$30
Purchase Obligations:
Purchased Power	—	15	—	—	—	—	15
Solar Installation Commitments	4	2	—	—	—	—	6

Total Additional Contractual Cash Obligations	$34	$17	$—	$—	$—	$—	$51

(1)	The TEP term loan was repaid in October 2010.
Dividends on Common Stock
TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and TEP Term Loan and certain financial covenants. As of September 30, 2010, TEP was in compliance with the terms of the TEP Credit Agreement, the TEP Term Loan and applicable financial covenants.
The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. TEP has an accumulated deficit rather than retained earnings. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis for TEP to pay dividends from current year earnings.
In August 2010, TEP paid a $30 million dividend to UniSource Energy.
UNS GAS
RESULTS OF OPERATIONS
UNS Gas reported a net loss of $1 million in the third quarters of 2010 and 2009, respectively. For the nine month periods ending on September 30, UNS Gas reported net income in 2010 and 2009 of $5 million and $4 million, respectively. The improvement in UNS Gas’ net income in the first nine months of 2010 is primarily due to cooler weather that led to an increase in retail therm sales and a base rate increase that was effective in April 2010.

The table below provides summary financial information for UNS Gas.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	- Millions of Dollars -		- Millions of Dollars -
Gas Revenues	$19	$18	$101	$103
Other Revenues	—	1	2	3

Total Operating Revenues	19	19	103	106

Purchased Gas Expense	10	11	62	69
Other Operations and Maintenance Expense	6	6	19	19
Depreciation and Amortization	2	2	6	5
Taxes Other Than Income Taxes	1	1	2	2

Total Operating Expenses	19	20	89	95

Operating Income (Loss)	—	(1)	14	11

Total Interest Expense	2	1	5	5
Income Tax Expense (Benefit)	(1)	(1)	4	2

Net Income (Loss)	$(1)	$(1)	$5	$4

The tables below include UNS Gas’ therm sales and revenues for the three and nine months ending September 30, 2010 and 2009.

			Increase (Decrease)
Three Months Ended September 30,	2010	2009	Amount	Percent*
Energy Sales, Therms (in millions)
Gas Retail Sales:
Residential	5	5	—	(1.8%)
Commercial	4	4	—	0.7%
Industrial	—	—	—	(11.3%)
Public Authorities	1	1	—	(1.2%)

Total Gas Retail Sales	10	10	—	(1.1%)
Negotiated Sales Program (NSP)	9	8	1	9.6%

Total Gas Sales	19	18	1	3.9%

Gas Revenues (in millions):
Retail Margin Revenues:
Residential	$6	$5	$1	10.4%
Commercial	2	2	—	9.0%
Industrial	—	—	—	5.0%
Public Authorities	—	—	—	5.2%

Total Retail Margin Revenues	$8	$7	$1	10.0%
Transport	1	1	—	3.4%
Negotiated Sales Program (NSP)	4	3	1	38.5%
Retail Fuel Revenues	6	7	(1)	(16.9%)

Total Gas Revenues	$19	$18	$1	3.8%

*	Percent change calculated on un-rounded data; may not correspond to data shown in table.

Retail therm sales decreased 1.1% in the third quarter of 2010 compared with the same period last year. Through a Negotiated Sales Program (NSP) approved by the ACC, customers who receive gas transmission services from UNS Gas may also elect to purchase gas from UNS Gas. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the PGA mechanism which reduces the gas commodity price.

Nine Months Ended September 30,	2010	2009	Amount	Percent*
Energy Sales, Therms (in millions)
Gas Retail Sales:
Residential	50	45	5	11.4%
Commercial	21	19	2	6.8%
Industrial	1	2	(1)	(6.2%)
Public Authorities	4	4	—	10.1%

Total Gas Retail Sales	76	70	6	9.7%
Negotiated Sales Program (NSP)	22	24	(2)	(11.0%)

Total Gas Sales	98	94	4	4.4%

Gas Revenues (in millions):
Retail Margin Revenues:
Residential	$28	$25	$3	11.3%
Commercial	7	6	1	9.8%
Industrial	—	—	—	1.6%
Public Authorities	1	1	—	11.1%

Total Retail Margin Revenues	$36	$32	$4	11.0%

Transport	3	3	—	0.7%
Negotiated Sales Program (NSP)	11	10	1	8.3%
Retail Fuel Revenues	51	58	(7)	(12.1%)

Total Gas Revenues	$101	$103	$(2)	(2.3%)

*	Percent change calculated on un-rounded data; may not correspond to data shown in table.
Retail therm sales increased by 9.7% in the first nine months of 2010 due primarily to colder winter weather compared with last year. The base rate increase that was implemented on April 1, 2010 and the increase in therm sales volumes contributed to an increase in retail margin revenues of $4 million compared with the first nine months of 2009.
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
The PGA mechanism has two components, the PGA factor and the PGA surcharge or credit. The PGA factor is a mechanism that calculates the twelve-month rolling weighted average gas cost and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a twelve month period. The annual cap on the maximum increase in the PGA factor is 15 cents per therm in a twelve month period.
At any time UNS Gas’ PGA bank balance is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC. When the PGA bank balance reaches an over-collected balance of $10 million on a billed to customers basis, UNS Gas is required to make a filing so that the ACC can determine how the over-collected balance should be returned to customers. The ACC approved a PGA surcredit of 8 cents per therm, in effect from November 2009 through October 2010 or until the balance reaches zero. On September 30, 2010, the PGA bank balance was over-collected by $7 million.
Electric Energy Efficiency Standards
The ACC is in the process of developing EE Standards designed to require UNS Gas and other affected gas utilities to implement cost effective DSM programs. The EE Standards are subject to ACC approval and certification by the Arizona Attorney General before taking effect.
Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, UNS Gas’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Gas
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	September 30, 2010
	- Millions of Dollars -

Cash Equivalents(1)	$19	$—	$—	$19
Cash Collateral(2)	—	3	—	3
Energy Contracts(3)	—	(13)	—	(13)

Net Total Assets (Liabilities)	$19	$(10)	$—	$9

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of money market funds, certificates of deposit and commercial paper.

(2)	Cash collateral provided to energy contract counterparties to reduce credit risk exposure. Collateral posted is included in Current Assets — Other in the UniSource Energy balance sheet.

(3)	Energy Contracts include gas swap agreements entered into to reduce exposure to energy price risk. They are valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basis differences. The amounts include current and non-current liabilities and are net of current and non-current assets, and are included in Derivative Instruments in the UniSource Energy balance sheet.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
In the first nine months of 2010, capital expenditures were $7 million. UNS Gas expects operating cash flows to fund its future operating activities and a large portion of its construction expenditures. If natural gas prices rise and UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, UNS Gas may require additional funding to meet operating and capital requirements. Sources of funding future capital expenditures could include draws on the revolving credit facility, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.

Operating Cash Flows
The table below provides summary cash flow information for UNS Gas.

Nine Months Ended September 30,	2010	2009
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$10	$28
Investing Activities	(6)	(11)
Financing Activities	(10)	1

Net Increase (Decrease) in Cash	(6)	18
Beginning Cash	31	7

Ending Cash	$25	$25

Operating cash flows decreased in the first nine months of 2010 due primarily to the return of over-collected gas costs to customers.
UNS Gas/UNS Electric Revolver
The UNS Gas/UNS Electric Revolver is a $60 million unsecured revolving credit facility which matures in August 2011. Either borrower may borrow up to a maximum of $45 million so long as the combined amount borrowed does not exceed $60 million.
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. As of September 30, 2010, UNS Gas and UNS Electric were each in compliance with the terms of the UNS Gas/UNS Electric Revolver. As of September 30, 2010, UNS Gas had no outstanding borrowings and no outstanding letters of credit under the UNS Gas/UNS Electric Revolver.
We are in the process of refinancing the UNS Gas/UNS Electric Revolver and expect the transaction to be completed by the end of 2010. For more information see UniSource Energy Consolidated, Liquidity and Capital Resources, Liquidity, above.
Interest Rate Risk
UNS Gas is subject to interest rate risk resulting from changes in interest rates on its borrowings under its revolving credit facility. The interest paid on revolving credit borrowings is variable. If LIBOR and other benchmark interest rates increase, UNS Gas would be required to pay higher rates of interest on borrowings under its revolving credit facility. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, Credit Risk, below.
Senior Unsecured Notes
UNS Gas has $100 million of senior unsecured notes outstanding consisting of $50 million at 6.23% due in 2011 and $50 million at 6.23% due in 2015, each of which are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test. As of September 30, 2010, UNS Gas was in compliance with the terms of its note purchase agreement.

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
Dividends on Common Stock
In April 2010, UNS Gas paid a dividend of $10 million to UniSource Energy. UNS Gas’ ability to pay future dividends will depend on the cash needs for capital expenditures and various other factors.
The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. As of September 30, 2010, UNS Gas was in compliance with the terms in its note purchase agreement. See Senior Unsecured Notes, above.
UNS ELECTRIC
RESULTS OF OPERATIONS
UNS Electric reported net income of $3 million in the third quarter of 2010 compared to $4 million in the third quarter of 2009. For the nine months ended September 30, 2010, UNS Electric reported net income of $8 million compared with net income of $6 million in the same period last year. Results in the first nine months of 2010 include $2 million of after-tax income related to a settlement with APS for refunds related to transactions with the California Power Exchange.
Similar to TEP, UNS Electric’s operations are generally seasonal in nature, with peak energy demand occurring in the summer months.
The table below provides summary financial information for UNS Electric.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	- Millions of Dollars -		- Millions of Dollars -
Retail Electric Revenues	$59	$51	$139	$142
Wholesale Electric Revenues	13	1	22	4
Other Revenues	1	1	1	1

Total Operating Revenues	73	53	162	147

Total Fuel and Purchased Energy Expense	53	35	111	102
Other Operations and Maintenance	8	6	22	17
Expense
Depreciation and Amortization	4	4	11	11
Taxes Other Than Income Taxes	1	1	3	3

Total Operating Expenses	66	46	147	133

Operating Income	7	7	15	14

Other Income	—	—	3	—
Total Interest Expense	2	1	5	5
Income Tax Expense	2	2	5	3

Net Income	$3	$4	$8	$6

The table below shows UNS Electric’s kWh sales and revenues for the third quarters of 2010 and 2009.

			Increase (Decrease)
Three Months Ended September 30,	2010	2009	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	301	301	—	(0.1%)
Commercial	181	185	(4)	(2.2%)
Industrial	62	56	6	10.0%
Mining	51	43	8	18.8%
Public Authorities	1	1	—	(3.7%)

Total Electric Retail Sales	596	586	10	1.7%
Electric Wholesale Sales	257	31	226	NM

Total Electric Sales	853	617	236	38.1%

Electric Retail Revenues (in millions):
Retail Margin Revenues:
Residential	$7	$7	$—	1.0%
Commercial	6	6	—	(2.5%)
Industrial	2	2	—	9.4%
Mining	1	1	—	33.7%
Public Authorities	—	—	—	(4.7%)

Total Retail Margin Revenues	$16	$16	$—	2.2%
Retail Fuel Revenues	40	34	6	17.0%
DSM and RES Revenues	3	1	2	NM

Total Retail Revenues	59	51	8	15.8%
Electric Wholesale Revenues	13	1	12	NM

Total Electric Revenues	$72	$52	$20	37.2%

*	Percent change calculated on un-rounded data; may not correspond to data shown in table.
Total retail kWh sales in the third quarter of 2010 increased by 1.7% compared with the same period last year. Energy sales to residential and commercial customers decreased in the third quarter of 2010 due to regional economic conditions and fewer cooling degree days compared with the same period last year. UNS Electric’s mining kWh sales increased by 18.8% as its largest mining customer continues to increase its production. UNS Electric’s retail customer count changed by a minimal amount compared with September 30, 2009.

The table below shows UNS Electric’s kWh sales and revenues for the first nine months of 2010 and 2009.

			Increase (Decrease)
Nine Months Ended September 30,	2010	2009	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	652	652	—	0.1%
Commercial	470	479	(9)	(1.9%)
Industrial	166	144	22	14.7%
Mining	149	116	33	28.0%
Public Authorities	2	2	—	(4.2%)

Total Electric Retail Sales	1,439	1,393	46	3.3%
Electric Wholesale Sales	475	105	370	NM

Total Electric Sales	1,914	1,498	416	27.8%

Electric Retail Revenues (in millions):
Retail Margin Revenues:
Residential	$16	$16	$—	0.9%
Commercial	17	17	—	(1.0%)
Industrial	6	5	1	16.3%
Mining	3	2	1	29.2%
Public Authorities	—	—	—	(1.4%)

Total Retail Margin Revenues	$42	$40	$2	3.6%
Retail Fuel Revenues	90	99	(9)	(8.4%)
DSM and RES Revenues	7	3	4	NM

Total Retail Revenues	139	142	(3)	(2.0%)
Electric Wholesale Revenues	22	4	18	NM

Total Electric Revenues	$161	$146	$15	10.5%

*	Percent change calculated on un-rounded data; may not correspond to data shown in table.
Total retail kWh sales in the first nine months of 2010 increased by 3.3% compared with the same period last year, which led to a $2 million increase in retail margin revenues. The increase can be attributed to an increase in production by UNS Electric’s mining customer as well as the addition of a new industrial customer. Energy sales to commercial customers decreased in the first nine months of 2010 due to regional economic conditions and fewer cooling degree days compared with the same period last year.
FACTORS AFFECTING RESULTS OF OPERATIONS
Rates
2010 UNS Electric Rate Order
On April 30, 2009, UNS Electric filed a rate case application with the ACC on a cost of service basis. In September 2010, the ACC issued an order authorizing a 4%, or $7.4 million base rate increase effective October 1, 2010.

	Requested by
Test year — December 31, 2008	UNS Electric	2010 ACC Order
Original cost rate base	$176 million	$169 million
Revenue deficiency	$13.5 million	$7.4 million
Total rate increase (over test year revenues)	7.4%	4%
Cost of debt	7.05%	7.05%
Cost of equity	11.40%	9.75%
Actual capital structure	46% equity / 54% debt	46% equity / 54% debt
Weighted average cost of capital	9.04%	8.28%

The ACC also approved the acquisition and inclusion of BMGS in UNS Electric’s rate base, subject to various conditions including: an operational review of BMGS by ACC Staff; a filing by UNS Electric to show that the acquisition and inclusion of BMGS in rate base will not impact the amount of the total revenue increase authorized by the ACC; and FERC approval. Upon its purchase, BMGS will be included in UNS Electric’s rate base through a revenue-neutral rate reclassification of approximately 0.7 cents per kWh from base power supply rate to non-fuel base rates. UNS Electric currently purchases all the output of BMGS under a contract with UED.
UNS Electric expects to file an application with FERC by the end of 2010 to get approval to purchase BMGS. If UNS Electric receives FERC approval and meets the other conditions set forth in the September 2010 Rate Order, we expect the acquisition of BMGS to be completed and included in UNS Electric’s rate base during 2011.
The 2010 Rate Order also approved a plan for UNS Electric to invest $5 million each year from 2011 through 2014 in solar projects that would be owned by UNS Electric. We estimate that each $5 million investment would build approximately 1.25 MW of solar capacity. The ACC also approved a funding mechanism that will allow UNS Electric to use RES funds to recover operating costs, depreciation, property taxes and provide UNS Electric with a return on its investment in the UNS Electric-owned solar projects until these costs could be recovered as part of UNS Electric’s base rates. We expect the first project to be completed by the end of 2011 and UNS Electric to begin cost recovery through the RES in January 2012.
Purchased Power and Fuel Adjustment Clause
UNS Electric’s PPFAC mechanism has a forward component and a true-up component. The forward component of the PPFAC rate is based on forecasted fuel and purchased power costs. The cap on the PPFAC forward component, over the 6.77 cents per kWh in base rates, is 1.845 cents per kWh. The true-up component reconciles actual fuel and purchased power costs with the amounts collected in the prior year and any amounts under/over-collected will be collected/credited from/to customers.
Renewable Energy Standard
In the first nine months of 2010, UNS Electric collected $6 million in RES surcharges. Any surcharge collections above or below the amount of renewable expenditures are being deferred and reflected in UNS Electric’s financial statements as a regulatory liability or asset. UNS Electric expects to collect $8 million from customers through the 2010 RES surcharge. RES implementation plans and the associated surcharge must be submitted annually to the ACC for review and approval.
In July 2010, UNS Electric filed its 2011 RES implementation plan with the ACC. The target for 2011 is to supply 3% of UNS Electric’s annual retail sales from renewable energy resources. UNS Electric estimates that it will need to collect $12 million from retail customers during 2011 to implement its proposed plan. UNS Electric cannot predict when or if the ACC will approve its 2011 RES implementation plan.
Electric Energy Efficiency Standards
In August 2010, the ACC approved new EE Standards designed to require UNS Electric, TEP and other affected utilities to implement cost effective DSM programs. The EE Standards target total kWh savings in 2011 of 1.25% of 2010 sales. The EE Standards must be certified by the Arizona Attorney General before taking effect. We cannot predict if or when the Attorney General will certify the EE Standards.
In 2009, UNS Electric’s programs saved 0.5% of 2009 sales. The EE Standards increase thereafter up to the targeted cumulative annual reduction in retail kWh sales of 22% by 2020. The EE Standards can be met by: new and existing DSM programs; direct load control programs; and from a portion of energy efficient building codes. The proposed EE Standards provide for the recovery of costs incurred to implement DSM programs. UNS Electric’s DSM programs and rates charged to customers for such programs are subject to ACC approval.
Decoupling
In October 2010, the Chairman of the ACC circulated for comment a draft policy statement regarding the need to adopt decoupling or another mechanism to make Arizona’s proposed EE Standards viable. A decoupling mechanism is designed to encourage energy conservation by restructuring utility rates to separate the recovery of fixed costs from the level of energy consumed. We cannot predict if the ACC will allow UNS Electric and other affected utilities to adopt the use of decoupling or other mechanisms.

Fair Value Measurements
The following table sets forth, by level within the fair value hierarchy, UNS Electric’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	UNS Electric
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	September 30, 2010
	- Millions of Dollars -

Cash Equivalents(1)	$2	$—	$—	$2
Energy Contracts(2)	—	(3)	(16)	(19)

Net Total Assets (Liabilities)	$2	$(3)	$(16)	$(17)

(1)	Cash Equivalents are based on observable market prices and are comprised of the fair value of money market funds.

(2)	Energy Contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to reduce exposure to energy price risk. The amounts include current and non-current liabilities and are net of current and non-current assets, and are included in Derivative Instruments in the UniSource Energy balance sheet. The valuation techniques are described below.
For the nine months ended September 30, 2010, UNS Electric recorded net unrealized losses of $8 million in net regulatory assets. This amount represents $7 million in unrealized losses related to the change in the fair value of Level 3 forward power contracts primarily due to lower forward power prices and increased derivative volumes on forward power contracts and $1 million in unrealized losses related to the change in fair value of Level 2 gas swaps primarily due to lower forward gas prices.
UNS Electric primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Where observable inputs are available for substantially the full term of the asset or liability, such as gas swap derivatives valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basis differences, the instrument is categorized in Level 2.
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
In the first nine months of 2010, UNS Electric’s capital expenditures were $17 million. UNS Electric expects operating cash flows to fund a portion of its construction expenditures. Additional sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.
Operating Cash Flow
The table below provides summary cash flow information for UNS Electric.

Nine Months Ended September 30,	2010	2009
	-Millions of Dollars-
Cash provided by (used in):
Operating Activities	$14	$38
Investing Activities	(17)	(23)
Financing Activities	2	(8)

Net Increase (Decrease) in Cash	(1)	7
Beginning Cash	10	9

Ending Cash	$9	$16

Operating cash flows decreased in the first nine months of 2010 compared with the same period in 2009 due to: lower refunds of cash collateral deposits made with power and gas trading counterparties; and an increase in purchased energy costs.
UNS Gas/UNS Electric Revolver
See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.
The UNS Gas/UNS Electric Revolver contains restrictions on additional indebtedness, liens, mergers and sales of assets; it also contains a maximum leverage ratio and a minimum cash flow to interest coverage ratio for each borrower. UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. As of September 30, 2010, UNS Electric had $18 million of outstanding letters of credit under the UNS Gas/UNS Electric Revolver.
Interest Rate Risk
UNS Electric is subject to interest rate risk resulting from changes in interest rates on its borrowings under its revolving credit facility. The interest paid on revolving credit borrowings is variable. If LIBOR and other benchmark interest rates increase, UNS Electric would be required to pay higher rates of interest on borrowings under its revolving credit facility. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, Credit Risk, below.
Senior Unsecured Notes
UNS Electric has $100 million of senior unsecured notes outstanding, consisting of $50 million due in 2015 at 6.50% and $50 million due in 2023 at 7.10%. The notes are guaranteed by UES. The note purchase agreement for UNS Electric contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, and incurrence of indebtedness. As of September 30, 2010, UNS Electric was in compliance with the terms of its note purchase agreement.

Contractual Obligations
There have been no significant changes in UNS Electric’s contractual obligations or other commercial commitments from those reported in our 2009 Annual Report on Form 10-K other than the following purchase obligations entered into in 2010:

						2015
Payment Due in Years						and
Ending December 31,	2010	2011	2012	2013	2014	after	Total
	- Millions of Dollars -
Purchase Obligations:
Purchased Power	$—	$25	$7	$—	$—	$—	$32
Dividends on Common Stock
As of September 30, 2010 UNS Electric has not paid dividends to UniSource Energy. UNS Electric’s ability to pay dividends will depend on the cash needs for capital expenditures and various other factors.
The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. As of September 30, 2010, UNS Electric was in compliance with the terms of its note purchase agreement. See Senior Unsecured Notes, above.
OTHER NON-REPORTABLE BUSINESS SEGMENTS
RESULTS OF OPERATIONS
The table below summarizes the income (loss) for the other non-reportable segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	- Millions of Dollars -		- Millions of Dollars -
UED	$1	$1	$3	$3
Millennium	(6)	—	(9)	4
UniSource Energy Parent Company	(1)	(1)	(4)	(4)

Total Other	$(6)	$—	$(10)	$3

UniSource Energy Parent Company
UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes and the UniSource Credit Agreement. In 2009, UniSource Energy had capital expenditures of $8 million at the parent level related to the purchase of land and site development to construct a new headquarters building. In the first nine months of 2010, UniSource Energy’s parent-level capital expenditures were $9 million.
UED
In the first nine months of 2010 and 2009, UED recorded after-tax income of $3 million related to the operation of BMGS.
In September 2010, UNS Electric received a rate order from the ACC that approves the purchase of BMGS by UNS Electric. UNS Electric expects to complete the purchase during 2011. See UNS Electric, Factors Affecting Results of Operations, Rates, 2010 UNS Electric Rate Order, above, for more information.
In the first quarter of 2010, UED paid a $9 million dividend to UniSource Energy, of which $4 million represented a return of capital distribution. In 2009, UED paid a $30 million dividend to UniSource Energy which also represented a return of capital distribution.

Millennium
Millennium recorded a $6 million loss in the third quarter of 2010 compared with no net income in the same period last year. Millennium’s results in the third quarter of 2010 include: $5 million of income tax expense related to the write-off of deferred tax assets; and a $1 million after-tax impairment loss related to its investments.
In the first nine months of 2010, Millennium recorded a net loss of $9 million compared with net income of $4 million in the same period last year. Millennium’s results in the first nine months of 2010 include: $5 million of income tax expense related to the write-off of deferred tax assets; $4 million of after-tax impairment losses related to its investments; and an after-tax gain of less than $1 million related to the sale of an investment. Millennium’s results in the first nine months of 2009 include a $4 million after-tax gain on the sale of its 50% interest in Sabinas.
At September 30, 2010, Millennium’s investment balance was $22 million, including a $15 million note receivable plus interest of $1 million, and its cash balance was $3 million. In the first nine months of 2010, Millennium paid dividends of $6 million to UniSource Energy compared with $3 million in the same period last year; both represented return of capital distributions.
Millennium’s financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2010 consist of:
(1)	Cash Equivalents of $1 million which are valued based on observable market prices and are comprised of the fair value of money market funds; and
(2)	Equity Investments of $1 million which are valued, in the absence of readily ascertainable market values, based on the investment partner’s valuations and comprise Millennium’s equity investments in unregulated businesses. These investments are included in Investments and Other Property — Other in the UniSource Energy balance sheet.
CRITICAL ACCOUNTING ESTIMATES
There have been no significant changes in our accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2009.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The following recently issued accounting standards are not yet reflected in UniSource Energy and TEP financial statements:
•	The FASB issued authoritative guidance for multiple deliverable revenue arrangements that provides another alternative for determining the selling price of deliverables and eliminates the residual method of allocating consideration. In addition, this pronouncement requires expanded qualitative and quantitative disclosures and is effective for revenue arrangements entered into after January 1, 2011. We are evaluating the impact of this pronouncement.
•	The FASB issued amendments that require some new disclosures and clarify some existing disclosure requirements about fair value measurements. The amendments are effective for interim and annual reporting periods beginning January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning January 1, 2011. We will incorporate these new disclosures in our March 31, 2011 financial statements. See Financial Statements Note 10. Fair Value Measurements for our current fair value disclosures.

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
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in this Item identifies material changes from information included in Part II, Item 7A in UniSource Energy and TEP’s Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Form 10-Q for the period ended March 31, 2010 and June 30, 2010, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Item 1 and Management’s Discussion and Analysis presented in Item 2 of this Form 10-Q.
Interest Rate Risk
UniSource Energy, TEP, UNS Gas and UNS Electric are subject to interest rate risk resulting from changes in interest rates on their borrowings under revolving credit facilities. Revolving credit borrowings may be made on the basis of a spread over LIBOR or an Alternate Base Rate. As a result, UniSource Energy, TEP, UNS Gas and UNS Electric may experience significant volatility in the rates paid on LIBOR borrowings under their revolving credit facilities due to changes in the base rate. Each of the revolving credit facilities for UniSource Energy, TEP, UNS Gas and UNS Electric expires in August 2011. We are in the process of refinancing each of these facilities and expect to complete the transactions before the end of 2010. The associated interest rate spreads are expected to increase approximately 150 to 175 basis points over current levels.
TEP is also exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations. At September 30, 2010, TEP had $329 million in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest rate payable under the indentures for these bonds is 20%. During 2010 the average weekly interest rate ranged from 0.17% to 0.33%. Although short-term markets have been low and stable during 2010, TEP may still be subject to volatility in its tax-exempt variable rate debt. A 100 basis point increase in average interest rates on this debt, over a twelve month period, would result in a decrease in TEP’s pre-tax net income of approximately $3 million.

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
To adjust the value of its commodity derivatives to fair value in Regulatory Assets or Regulatory Liabilities, TEP recorded the following net unrealized gains:

Nine Months Ended Sept. 30,	2010	2009
	-Millions of Dollars-
Unrealized Gains	$4	$11
As required by fair value accounting rules, for the nine months ended September, 30, 2010, TEP considered the impact of non-performance risk in the measurement of fair value of its derivative assets and derivative liabilities net of collateral posted. The adjustment required for TEP was less than $1 million at September 30, 2010.
Sensitivity Analysis of Derivatives
The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.

	Unrealized Gain (Loss) of TEP’s
	Hedging and Trading Activities
	- Millions of Dollars -
				Total
	Maturity 0 — 6	Maturity 6 — 12	Maturity	Unrealized
Source of Fair Value at September 30, 2010	months	months	over 1 yr.	Gain (Loss)
Prices actively quoted	$(1)	$(5)	$(3)	$(9)
Prices based on models and other valuation methods	—	1	2	3

Total	$(1)	$(4)	$(1)	$(6)

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

	- Millions of Dollars -
Change in Market Price as of September 30, 2010	10% Increase	10% Decrease
Non-Cash Flow Hedges
Forward gas contracts	$3	$(3)
Forward power sales and purchase contracts	—	—

Cash Flow Hedges
Forward power purchase contracts	1	(1)
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

Nine Months Ended September 30,	2010	2009
	-Millions of Dollars-
Unrealized Gains (Losses)	$(6)	$5
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
To adjust the value of its commodity derivatives to fair value in Regulatory Assets or Regulatory Liabilities, UNS Electric recorded the following net unrealized gains (losses):

Nine Months Ended September 30,	2010	2009
	-Millions of Dollars-
Unrealized Gains (Losses)	$(8)	$7
For UNS Electric’s forward power sales and purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses reported as net regulatory assets of $7 million, while a 10% increase in market prices would result in a decrease in unrealized net losses reported as net regulatory assets of $7 million.
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
As of September 30, 2010, TEP’s credit exposure related to its wholesale marketing and gas hedging activities was approximately $20 million. TEP’s total exposure to non-investment grade or non-rated counterparties was $7 million. At September 30, 2010, TEP had posted $1 million in letters of credit as credit enhancements with its counterparties, and did not hold any collateral from its counterparties.

At September 30, 2010, UNS Gas had no mark-to-market counterparty credit exposure under its supply and hedging contracts. As of September 30, 2010, UNS Gas had posted $3 million in cash as credit enhancements with its counterparties, and did not hold any collateral from counterparties.
At September 30, 2010, UNS Electric had $3 million of counterparty credit exposure under its supply and hedging contracts. As of September 30, 2010, UNS Electric had posted $18 million in letters of credit with its counterparties and had not collected any collateral margin from its counterparties.
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
While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. — LEGAL PROCEEDINGS
Right of Way Matters
TEP was a defendant in a class action filed in February 2009, in the United States District Court in Albuquerque, New Mexico by members of the Navajo Nation. The plaintiffs alleged, among other things, that the rights of way for defendants’ transmission lines on Navajo lands were improperly granted and that the compensation paid for such rights of way was inadequate. The plaintiffs were requesting, among other things, that the transmission lines on these lands be removed. In June 2009, TEP and the other defendants filed motions to dismiss the lawsuit on procedural grounds. In March 2010, the Court granted several of the defendants’ motions to dismiss and entered a final judgment dismissing the case in April 2010. The plaintiffs filed a Notice of Appeal with the Bureau of Indian Affairs (BIA) in May 2010, appealing the BIA’s decision to grant the rights of way that were the subject of the now-dismissed complaint. In June 2010, the BIA found that the Notice of Appeal failed to meet the minimum filing requirements. In September 2010, the plaintiffs filed new Notices of Appeal concerning the same rights of way. TEP cannot predict the outcome of these appeals.
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

ITEM 2. — UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities — None.
ITEM 5. — OTHER INFORMATION
Ratio of Earnings to Fixed Charges
The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

	9 Months Ended	12 Months Ended
	September 30, 2010	September 30 2010
UniSource Energy	3.066	2.701

TEP	3.255	2.824
For purposes of this computation, earnings are defined as pre-tax earnings from continuing operations before minority interest, or income/loss from equity method investments, plus interest expense and amortization of debt discount and expense related to indebtedness. Fixed charges are interest expense, including amortization of debt discount and expense on indebtedness.
Environmental Matters
Coal Combustion Residuals
In June, 2010, the EPA published its proposed regulations governing the handling and disposal of coal combustion residuals (CCRs), which is primarily composed of coal ash. The EPA proposes regulating CCRs as either non-hazardous waste or hazardous waste and is seeking comment on three different alternatives. The hazardous waste proposal would phase out the use of ash ponds for disposal of CCRs. The other two proposals regulate CCRs as non-hazardous waste and impose performance standards for ash disposal. One of these proposals would require retrofitting or closure of currently unlined ash ponds, while the other proposal would not require the installation of liners or pond closures.
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
EPA Information Request
In October 2010, TEP received a request from the EPA under Section 114 of the Clean Air Act for information regarding projects at and operations of the Sundt Generating Station. Sundt is comprised of four generating units. Units 1, 2 and 3 can be operated on either gas or diesel oil. Unit 4 can be operated on either gas or coal. TEP owns and operates all four units and is responding to the request.
In April, 2009, APS received a request from the EPA under Section 114 of the Clean Air Act for information regarding projects at and operations of the Four Corners Generating Station (Four Corners). Four Corners, which is operated by APS, is comprised of five coal-fired generating units. TEP has a 7% ownership interest in Units 4 and 5, totaling 110 MW. APS responded to the request in August 2009.

Notice of Intent to Sue
On May 7, 2010, APS received a Notice of Intent to Sue from Earthjustice, on behalf of several environmental organizations, related to alleged violations of the Clean Air Act at Four Corners (the Notice). The Notice alleges New Source Review-related violations and New Source Performance Standard violations. Under the Clean Air Act, a citizens group is required to provide 60 days advance notice of its intent to file a lawsuit. Within that 60-day time period, the EPA may step in and file a lawsuit regarding the allegations. If the EPA does so, the citizens group is precluded from filing its own lawsuit, but it may still intervene in the EPA’s lawsuit, if it so desires. The 60-day period lapsed in early July, and the EPA did not take any action. At this time, TEP cannot predict whether or when Earthjustice might file a lawsuit.
Regional Haze Rules
The EPA’s regional haze rules require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility. The rules call for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas and to submit a state implementation plan to the EPA.
San Juan Generating Station (San Juan)
In June 2010, the New Mexico Environment Department (NMED) filed its proposed regional haze state implementation plan with the New Mexico Environmental Improvement Board. The plan proposes that the BART for nitrogen oxides at San Juan is a technology known as “selective catalytic reduction” (SCR) plus sorbent injection. PNM, the operator at San Juan, previously analyzed SCR and concluded it was not the BART and intends to vigorously challenge the NMED’s proposal.
TEP’s share of installing SCRs with sorbent injection is estimated to be $171 million. This estimate is based on PNM’s 2007 analysis of the cost of installation of SCR technology and more recent estimates of the cost of installing sorbent injection. Adding these technologies to San Juan would also increase operating costs at the generating station. Once the EPA approves an implementation plan for New Mexico, the San Juan participants would have five years to achieve compliance.
Four Corners
In October, 2010, EPA issued a proposed federal implementation plan for BART at the Four Corners. The proposed plan, if approved, would require the installation of SCRs on units 1 though 5 and baghouses on units 1 through 3. TEP has a 7% interest in units 4 and 5. TEP’s estimated share of the installation cost for SCRs for units 4 and 5 is approximately $38 million. Once the EPA finalizes the BART rule for Four Corners, the Four Corners participants would have five years to achieve compliance.
TEP cannot predict the ultimate outcome of these matters.
ITEM 6. — EXHIBITS
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

UNISOURCE ENERGY CORPORATION (Registrant)
Date: October 27, 2010	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

TUCSON ELECTRIC POWER COMPANY (Registrant)
Date: October 27, 2010	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

12	(a)	—	Computation of Ratio of Earnings to Fixed Charges — UniSource Energy.

12	(b)	—	Computation of Ratio of Earnings to Fixed Charges — TEP.

15		—	Letter regarding unaudited interim financial information.

31	(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Paul J. Bonavia.

31	(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Kevin P. Larson.

31	(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Paul J. Bonavia.

31	(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Kevin P. Larson.

*32		—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*101		—
The following materials from UniSource Energy Corporation’s and Tucson Electric Power Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language):

(a)  UniSource Energy Corporation’s (i) Comparative Condensed Consolidated Statement of Income, (ii) Comparative Condensed Consolidated Statement of Cash Flows, (iii) Comparative Condensed Consolidated Balance Sheets, (iv) Condensed Statement of Changes in Stockholder’s Equity and Comprehensive Income; and

(b) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Previously filed as indicated and incorporated by reference.