Form 10-K/A
period 2010-12-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2011-03-02
CIK 100122, 941138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .

Commission	Registrant; State of Incorporation;	IRS Employer
File Number	Address; and Telephone Number	Identification Number

1-13739	UNISOURCE ENERGY CORPORATION (An Arizona Corporation)	86-0786732
One South Church Avenue, Suite 100
Tucson, AZ 85701
(520) 571-4000

1-5924	TUCSON ELECTRIC POWER COMPANY (An Arizona Corporation)	86-0062700
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

EXPLANATORY NOTE
This Amendment No.1 on Form 10-K/A to the Annual Report on Form 10-K for UniSource Energy Corporation (UniSource Energy) and Tucson Electric Power Company (TEP) for the year ended December 31, 2010, originally filed with the Securities and Exchange Commission on March 1, 2011, is being filed for the purpose of amending Item 15- Exhibits and Financial Statement Schedules in order to (i) amend the consent of our Independent Registered Public Accounting Firm, PricewaterhouseCoopers, and (ii) correct certain clerical errors on the Exhibit Index.
Other than amending Item 15 and the Exhibit Index and filing an amended Exhibit 23 consent, this amendment does not modify or update in any way the disclosures in the Annual Report on Form 10-K originally filed by UniSource Energy and TEP on March 1, 2011.

K/A-1

PART IV
ITEM 15. — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
EX-23
EX-31.A
EX-31.B
EX-31.C
EX-31.D

PART IV
ITEM 15. — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Consolidated Financial Statements as of December 31, 2010 and 2009 and for Each of the Three Years in the Period Ended December 31, 2010

		UniSource Energy Corporation
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Income
		Consolidated Statements of Cash Flows
		Consolidated Balance Sheets
		Consolidated Statements of Capitalization
		Consolidated Statements of Changes in Stockholders’ Equity
		Notes to Consolidated Financial Statements

		Tucson Electric Power Company
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Income
		Consolidated Statements of Cash Flows
		Consolidated Balance Sheets
		Consolidated Statements of Capitalization
		Consolidated Statements of Changes in Stockholder’s Equity
		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

		Schedule II

		Valuation and Qualifying Accounts

	3.	Exhibits

		Reference is made to the Exhibit Index

K/A-2

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISOURCE ENERGY CORPORATION
Date: March 2, 2011	By:	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

K/A-3

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
Date: March 2, 2011	By:	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

K/A-4

EXHIBIT INDEX

*2	(a)	—	Agreement and Plan of Exchange, dated as of March 20, 1995, between TEP, UniSource Energy and NCR Holding, Inc. (Form 10-K for the year ended December 31,1997, File No. 1-13739 — Exhibit. 2(a)).

*3	(a)	—
Restated Articles of Incorporation of TEP, filed with the ACC on August 11, 1994, as amended by Amendment to Article Fourth of our Restated Articles of Incorporation, filed with the ACC on May 17, 1996. (Form 10-K for the year ended December 31, 1996, File No. 1-5924-Exhibit No 3(a))

#3	(a)(1)	—	TEP Articles of Amendment filed with the ACC on September 3, 2009.

*3	(b)	—	Bylaws of TEP, as amended as of August 31, 2009 (Form 10-Q for the quarter ended September 30, 2009, File No. 1-13739 — Exhibit 3.1).

*3	(c)	—	Amended and Restated Articles of Incorporation of UniSource Energy. (Form 8-A/A, dated January 30, 1998, File No. 1-13739 — Exhibit 2(a)).

*3	(d)	—	Bylaws of UniSource Energy, as amended February 27, 2008 (Form 10-K for the year ended December 31, 2007, File No. 1-13739 — Exhibit 3(d)).

4	(a)	—	Reserved.

*4	(b)(1)	—
Loan Agreement, dated as of October 1, 1982, between the Pima County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Sundt Project). (Form 10-Q for the quarter ended September 30, 1982, File No. 1-5924 — Exhibit 4(a).)

*4	(b)(2)	—
Indenture of Trust, dated as of October 1, 1982, between the Pima County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Sundt Project). (Form 10-Q for the quarter ended September 30, 1982, File No. 1-5924 — Exhibit 4(b).)

*4	(b)(3)	—
First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Sundt Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(h)(3).)

*4	(b)(4)	—
First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Sundt Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(h)(4).)

*4	(c)(1)	—
Loan Agreement, dated as of December 1, 1982, between the Pima County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for the year ended December 31, 1982, File No. 1-5924 — Exhibit 4(k)(1).)

*4	(c)(2)	—
Indenture of Trust dated as of December 1, 1982, between the Pima County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for the year ended December 31, 1982, File No. 1-5924 — Exhibit 4(k)(2).)

*4	(c)(3)	—
First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860 — Exhibit 4(i)(3).)

K/A-5

*4	(c)(4)	—
First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860 — Exhibit 4(i)(4).)

*4	(d)(1)	—
Loan Agreement, dated as of December 1, 1983, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 — Exhibit 4(I)(1).)

*4	(d)(2)	—
Indenture of Trust, dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File no. 1-5924 — Exhibit 4(I)(2).)

*4	(d)(3)	—
First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(k)(3).)

*4	(d)(4)	—
First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(k)(4).)

*4	(d)(5)	—
Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(k)(5).)

*4	(d)(6)	—
Second Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(k)(6).)

*4	(e)(1)	—
Loan Agreement, dated as of December 1, 1983, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 — Exhibit 4(m)(1).)

*4	(e)(2)	—
Indenture of Trust dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds. 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 — Exhibit 4(m)(2).)

*4	(e)(3)	—
First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Developmental Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(I)(3).)

*4	(e)(4)	—
First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(I)(4).)

*4	(e)(5)	—
Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(I)(5).)

K/A-6

*4(e	)(6)	—
Second Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(I)(6).)

*4(f	)(1)	—
Loan Agreement, dated as of December 1, 1983, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924 — Exhibit 4(n)(1).)

*4(f	)(2)	—
Indenture of Trust dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 — Exhibit 4(n)(2).)

*4(f	)(3)	—
First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(m)(3).)

*4(f	)(4)	—
First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(m)(4).)

*4(f	)(5)	—
Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(m)(5).)

*4(f	)(6)	—
Second Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(m)(6).)

4	(g)	—	Reserved

*4(h	)(1)	—
Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 4(r)(1).)

*4(h	)(2)	—
Indenture of Trust dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 4(r)(2).)

*4(h	)(3)	—
First Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(o)(3).)

*4(h	)(4)	—
First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(o)(4).)

K/A-7

*4(i	)(1)	—	Indenture of Mortgage and Deed of Trust dated as of December 1, 1992, to Bank of Montreal Trust Company, Trustee. (Form S-1, Registration No. 33-55732 — Exhibit 4(r)(1).)

*4(i	)(2)	—	Supplemental Indenture No. 1 creating a series of bonds designated Second Mortgage Bonds, Collateral Series A, dated as of December 1, 1992. (Form S-1, Registration No. 33-55732 — Exhibit 4(r)(2).)

*4(i	)(3)	—
Supplemental Indenture No. 2 creating a series of bonds designated Second Mortgage Bonds, Collateral Series B, dated as of December 1, 1997. (Form 10-K for year ended December 31, 1997, File No. 1-5924 — Exhibit 4(m)(3).)

*4(i	)(4)	—
Supplemental Indenture No. 3 creating a series of bonds designated Second Mortgage Bonds, Collateral Series, dated as of August 1, 1998. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 — Exhibit 4(c).)

*4(i	)(5)	—
Supplemental Indenture No. 4 creating a series of bonds designated Second Mortgage Bonds, Collateral Series C, dated as of November 1, 2002. (Form 8-K dated November 27, 2002, File Nos. 1-05924 and 1-13739 — Exhibit 99.2.)

*4(i	)(6)	—
Supplemental Indenture No. 5 creating a series of bonds designated Second Mortgage Bonds, Collateral Series D, dated as of March 1, 2004. (Form 8-K dated March 31, 2004, File Nos. 1-05924 and 1-13739 — Exhibit 10 (b).)

*4(i	)(7)	—
Supplemental Indenture No. 6 creating a series of bonds designated Second Mortgage Bonds, Collateral Series E, dated as of May 1, 2005. (Form 10-Q for the quarter ended March 31, 2005, File Nos. 1-5924 and 1-13739 — Exhibit 4(b).)

*4(i	)(8)	—
Supplemental Indenture No. 7 creating a series of bonds designated First Mortgage Bonds, Collateral Series F, dated as of December 1, 2006. (Form 8-K dated December 22, 2006, File Nos. 1-5924 and 1-13739 — Exhibit 4.1.)

*4(i	)(9)	—
Supplemental Indenture No. 8 creating a series of bonds designated First Mortgage Bonds, Collateral Series G, dated as of June 1, 2008. (Form 8-K dated June 25, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(b).).

*4(i	)(10)	—	Supplemental Indenture No. 9 dated as of July 3, 2008 (Form 10-K for the year ended December 31, 2009, File No. 1-3739, Exhibit 4(i)(10)).

*4(i	)(11)	—
Supplemental Indenture No. 10 creating a series of bonds designated as First Mortgage Bonds, Collateral Series H, dated as of March 1, 2010. (Form 8-K dated March 5, 2010, File No. 1-13739, Exhibit 4(b)).

*4(i	)(12)	—
Supplemental Indenture No.11, dated as of November 1, 2010, between Tucson Electric Power Company and The Bank of New York Mellon, as trustee. (For 8-K dated November 15, 2010, File No. 1-13739, Exhibit 4.5).

*4(i	)(13)	—
Supplemental Indenture No. 12, dated as of December 1, 2010, between TEP and the Bank of New York Mellon, creating a series of bonds designated First Mortgage Bonds, Collateral Series J. (Form 8-K dated December 17, 2010, File No. 1-13739, Exhibit 4(b)).

*4(j	)(1)	—
Indenture of Trust, dated as of June 1, 2008, between The Industrial Development Authority of the County of Pima and U.S. Trust National Association authorizing Industrial Development Revenue Bonds, 2008 Series B (Tucson Electric Power Company Project). (Form 8-K dated June 25, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(a).)

K/A-8

*4	(j)(2)	—
Loan Agreement, dated as of June 1, 2008, between The Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 2008 Series B (Tucson Electric Power Company Project). (Form 8-K dated June 25, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(b).)

*4	(k)(1)	—
Indenture of Trust, dated as of December 1, 2010, between the Coconino County, Arizona Pollution Control Corporation and U.S. Bank Trust National Association authorizing Pollution Control Bonds, 2010 Series A (Tucson Electric Power Company Navajo Project). (Form 8-K dated December 17, 2010, File No. 1-13739, Exhibit 4(c)).

*4	(k)(2)	—
Loan Agreement, dated as of December 1, 2010, between the Coconino County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Bonds, 2010 Series A (Tucson Electric Power Company Navajo Project). (Form 8-K dated December 17, 2010, File No. 1-13739, Exhibit 4(d)).

*4	(l)(1)	—
Loan Agreement, dated as of September 15, 1997, between The Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 1997 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 — Exhibit 4(a).)

*4	(l)(2)	—
Indenture of Trust, dated as of September 15, 1997, between The Industrial Development Authority of the County of Pima and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1997 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended September 30, 1997, File No. 1-5924 — Exhibit 4(b).)

*4	(m)(1)	—
Loan Agreement, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(a).)

*4	(m)(2)	—
Indenture of Trust, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(b).)

*4	(n)(1)	—
Loan Agreement, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(c).)

*4	(n)(2)	—
Indenture of Trust, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(d).)

*4	(o)(1)	—
Loan Agreement, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and TEP relating to Industrial Development Revenue Bonds, 1998 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(e).)

*4	(o)(2)	—
Indenture of Trust, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1998 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(f).)

4	(p)	—	Reserved.

K/A-9

*4	(q)(1)	—	Amendment No. 4 to Amended and Restated TEP Credit Agreement, dated as of June 24, 2010. (Form 10-Q for the quarter ended June 30, 2010, File No. 1-13739, Exhibit 4(a)).

*4	(r)(1)	—
Second Amended and Restated Credit Agreement, dated as of November 9, 2010, among Tucson Electric Power Company, Union Bank, N.A., as Administrative Agent, and a group of lenders. (For 8-K dated November 15, 2010, File No. 1-13739, Exhibit 4.3).

*4	(s)(1)	—
Note Purchase and Guaranty Agreement dated August 11, 2003 among UNS Gas, Inc., and UniSource Energy Services, Inc., and certain institutional investors. (Form 8-K dated August 21, 2003, File Nos. 1-5924 and 1-13739 — Exhibit 99.2.)

*4	(t)(1)	—
Note Purchase and Guaranty Agreement dated August 5, 2008 among UNS Electric, Inc., and UniSource Energy Services, Inc., and certain institutional investors. (Form 10-Q for the quarter ended June 30, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4.).

*4	(u)(1)	—	Indenture dated as of March 1, 2005, to The Bank of New York, as Trustee. (Form 8-K dated March 3, 2005, File Nos. 1-5924 and 1-13739 — Exhibit 4.1).

*4	(v)(1)	—
Second Amended and Restated Credit Agreement, dated as of November 9, 2010, among UniSource Energy Corporation, Union Bank, N.A., as Administrative Agent, and a group of lenders. (For 8-K dated November 15, 2010, File No. 1-13739, Exhibit 4.1).

*4	(w)(1)	—
Second Amended and Restated Credit Agreement, dated as of November 9, 2010, among UNS Electric, Inc., UNS Gas, Inc., UniSource Energy Services, Inc., Union Bank, N.A., as Administrative Agent, and a group of lenders. (For 8-K dated November 15, 2010, File No. 1-13739, Exhibit 4.4).

*4	(x)(1)	—
Reimbursement Agreement, dated as of December 14, 2010, among TEP, as Borrower, the financial institutions from time to time, parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank. (Form 8-K dated December 17, 2010, File No. 1-13739, Exhibit 4(a)).

*4	(y)(1)	—
Second Amended and Restated Pledge Agreement, dated as of November 9, 2010, among UniSource Energy Corporation, Union Bank, N.A., as Administrative Agent, and a group of lenders. (Form 8-K dated November 15, 2010, File No. 1-13739, Exhibit 4.2).

*4	(z)(1)	—
Indenture of Trust, dated as of March 1, 2008, between The Industrial Development Authority of the County of Pima and U.S. Trust National Association authorizing Industrial Development Revenue Bonds, 2008 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 19, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(a).)

*4	(z)(2)	—
Loan Agreement, dated as of March 1, 2008, between the Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 2008 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 19, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(b).)

*4	(ab)(1)	—
Indenture of Trust, dated as of October 1, 2009, between The Industrial Development Authority of the County of Pima and U.S Bank Trust National Association authorizing Pollution Control Revenue Bonds, 2009 Series A (Tucson Electric Power Company Navajo Project). (Form 8-K dated October 13, 2009, File No. 1-13739- Exhibit 4(A)).

*4	(ab)(2)	—
Loan Agreement, dated as of October 1, 2009, between The Industrial Development Authority of the County of Pima and TEP relating to Pollution Control Revenue Bonds, 2009 Series A (Tucson Electric Power Company San Juan Project). (Form 8-K dated October 13, 2009, File No. 1-13739- Exhibit 4(B)).

*4	(ab)(3)	—
Indenture of Trust, dated as of October 1, 2009, between Coconino County, Arizona Pollution Control Corporation and U.S Bank Trust National Association authorizing Pollution Control Revenue Bonds, 2009 Series A (Tucson Electric Power Company Navajo Project). (Form 8-K dated October 13, 2009, File No. 1-13739- Exhibit 4(C)).

K/A-10

*4	(ab)(4)	—
Loan Agreement, dated as of October 1, 2009, between Coconino County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 2009 Series A (Tucson Electric Power Company Navajo Project). (Form 8-K dated October 13, 2009, File No. 1-13739- Exhibit 4(D)).

*4	(ac)(1)	—
UniSource Energy Development Credit Agreement, dated as of March 26, 2009, between UED and Union Bank, N.A. and the banks named therein and from time to time parties thereto. (Form 8-K dated April 1, 2009, File No. 1-13739- Exhibit 4(a)).

*4	(ac)(2)	—
Guaranty Agreement, dated as of March 26, 2009, made by UniSource Energy in favor of Union Bank, N.A. as Agent for each of the secured parties as defined in the UED Credit Agreement. (Form 8-K dated April 1, 2009, File No. 1-13739- Exhibit 4(b)).

*4	(ac)(3)	—
Amendment No. 1 to UED Credit Agreement, dated as of February 3, 2010, among UED, Union Bank, N.A. as Agent, and the banks named therein and from time to time party thereto. (Form 10-K for the year ended December 31, 2009, File No. 1-13739 Exhibit 4(aa)(9)).

*4	(ad)(1)	—
Loan Agreement dated as of March 1, 2010, between Tucson Electric Power Company and JP Morgan Chase Bank, as Lender and Administrative Agent. (Form 8-K dated March 5, 2010, File No. 1-13739, Exhibit 4(a)).

*4	(ad)(2)	—	Amendment No. 1, dated as of June 24, 2010, to TEP Loan Agreement dated as of March 1, 2010. (Form 10-Q for the quarter ended June 30, 2010, File No. 1-13739, Exhibit 4(b)).

*4	(ae)(1)	—
Indenture of Trust, dated as of October 1, 2010, between the Industrial Development Authority of the County of Pima and U.S. Bank Trust National Association, authorizing Industrial Development Revenue Bonds, 2010 Series A (Tucson Electric Power Company Project). (Form 8-K dated October 8, 2010, File No. 1-13739 Exhibit 4(a)).

*4	(ae)(2)	—
Loan Agreement, dated as of October 1, 2010, between the Industrial Development Authority of the County of Pima and TEP, relating to Industrial Development Revenue Bonds, 2010 Series A (Tucson Electric Power Company Project). (Form 8-K dated October 8, 2010, File No. 1-13739 Exhibit 4(b)).

*10	(a)(1)	—
Lease Agreements, dated as of December 1, 1984, between Valencia and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 — Exhibit 10(d)(1).)

*10	(a)(2)	—
Guaranty and Agreements, dated as of December 1, 1984, between TEP and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 — Exhibit 10(d)(2).)

*10	(a)(3)	—
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

*10	(a)(4)	—
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

K/A-11

*10	(a)(5)	—
Amendment No. 1, dated December 31, 1984, to the Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(5).)

*10	(a)(6)	—
Amendment No. 2, dated April 1, 1985, to the Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(6).)

*10	(a)(7)	—
Amendment No. 3 dated August 1, 1985, to the Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(7).)

*10	(a)(8)	—
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

*10	(a)(9)	—
Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with J.C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(9).)

*10	(a)(10)	—
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

*10	(a)(11)	—
Lease Amendment No. 5 and Supplement No. 2, to the Lease Agreement, dated July 1, 1986, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J.C. Penney as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(11).)

*10	(a)(12)	—
Lease Amendment No. 5, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924 — Exhibit 10(f)(12).)

*10	(a)(13)	—
Lease Amendment No. 5, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924 — Exhibit 10(f)(13).)

*10	(a)(14)	—
Lease Amendment No. 6, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J.C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924 — Exhibit 10(f)(14).)

*10	(a)(15)	—
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

K/A-12

*10	(a)(16)	—
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

*10	(a)(17)	—
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

*10	(a)(18)	—
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

*10	(a)(19)	—
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

*10	(a)(20)	—
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

*10	(a)(21)	—
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

*10	(a)(22)	—
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

*10	(a)(23)	—
Supplemental Tax Indemnity Agreement, dated July 1, 1986, between J.C. Penney Company, Inc., as Owner Participant, and Valencia and TEP, as Indemnitors. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(15).)

*10	(a)(24)	—
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

K/A-13

*10	(a)(25)	—
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

*10	(a)(26)	—
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

*10	(a)(27)	—
Amendment, dated as of December 15, 1992, to the Lease Agreements, dated December 1, 1984, between Valencia, as Lessee, and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form S-1, Registration No. 33-55732 — Exhibit 10(f)(27).)

*10	(b)(1)	—
Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos Resources Inc. (San Carlos) (a wholly-owned subsidiary of the Registrant) jointly and severally, as Lessee, and Wilmington Trust Company, as Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 10(f)(1).)

*10	(b)(2)	—
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

*10	(b)(3)	—
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

*10	(b)(4)	—
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

*10	(b)(5)	—
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

*10	(b)(6)	—
Amendment No. 1, dated as of December 15, 1992, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732 — Exhibit 10(g)(6).)

K/A-14

*10	(b)(7)	—
Amendment No. 1, dated as of December 15, 1992, to Tax Indemnity Agreements, dated as of December 1, 1985, between Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding Corp., as Owner Participants and TEP and San Carlos, jointly and severally, as Lessee. (Form S-1, Registration No. 33-55732 — Exhibit 10(g)(7).)

*10	(b)(8)	—
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

*10	(b)(9)	—
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

*10	(b)(10)	—
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

*10	(b)(11)	—
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

*10	(b)(12)	—
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

*10	(b)(13)	—
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

*10	(b)(14)	—
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

*10	(b)(15)	—
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

K/A-15

*10	(b)(16)	—
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

*10	(b)(17)	—
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

*10	(b)(18)	—
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

*10	(b)(19)	—
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

*10	(b)(20)	—
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

*10	(b)(21)	—
Amendment No. 4, dated as of June 1, 2006, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, under a Trust Agreement with Selco Service Corporation as Owner Participant. (Form 8-K dated June 12, 2006, File No. 1-5924 — Exhibit 10.2.)

*10	(b)(22)	—
Amendment No. 4, dated as of June 1, 2006, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, under a Trust Agreement with Emerson Finance LLC as Owner Participant. (Form 8-K dated June 12, 2006, File No. 1-5924 — Exhibit 10.3.)

*10	(b)(23)	—
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

*10	(b)(24)	—
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

K/A-16

*10	(b)(25)	—
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

*10	(d)	—
Participation Agreement, dated as of June 30, 1992, among TEP, as Lessee, various parties thereto, as Owner, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and LaSalle National Bank, as Indenture Trustee relating to TEP’s lease of Springerville Unit 1. (Form S-1, Registration No. 33-55732 — Exhibit 10(u).)

*10	(e)	—
Lease Agreement, dated as of December 15, 1992, between TEP, as Lessee and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732 — Exhibit 10(v).)

*10	(f)	—	Tax Indemnity Agreements, dated as of December 15, 1992, between the various Owner Participants parties thereto and TEP, as Lessee. (Form S-1, Registration No. 33-55732 — Exhibit 10(w).)

+*10	(h)	—	1994 Omnibus Stock and Incentive Plan of UniSource Energy. (Form S-8 dated January 6, 1998, File No. 333-43767.)

+*10	(i)	—	Management and Directors Deferred Compensation Plan of UniSource Energy. (Form S-8 dated January 6, 1998, File No. 333-43769.)

+*10	(j)	—	TEP Supplemental Retirement Account for Classified Employees. (Form S-8 dated May 21, 1998, File No. 333-53309.)

+*10	(k)	—	TEP Triple Investment Plan for Salaried Employees. (Form S-8 dated May 21, 1998, File No. 333-53333.)

+*10	(m)	—
Notice of Termination of Change in Control Agreement from TEP to Karen G. Kissinger, dated as of March 3, 2005 (including a schedule of other officers who received substantially identical notices.) (Form 10-K for the year ended December 31, 2004, File No. 1-5924 — Exhibit 10(q))

+*10	(n)	—	Amended and Restated UniSource Energy 1994 Outside Director Stock Option Plan of UniSource Energy. (Form S-8 dated September 9, 2002, File No. 333-99317.)

*10	(o)(1)	—
Asset Purchase Agreement dated as of October 29, 2002, by and between UniSource Energy and Citizens Communications Company relating to the Purchase of Citizens’ Electric Utility Business in the State of Arizona. (Form 8-K dated October 31, 2002. File No. 1-13739 — Exhibit 99-1.)

+*10	(p)	—	UniSource Energy 2006 Omnibus Stock and Incentive Plan (Form S-8 dated January 31, 2007. File No. 333-140353.)

+*10	(q)	—	Stock Option Agreement between UniSource Energy and Raymond S. Heyman dated as of September 15, 2005 (Form 10-K for the year ended December 31, 2007, File No. 1-13739, Exhibit 10(r).)

+*10	(r)	—	Management and Directors Deferred Compensation Plan II of UniSource Energy. (Form S-8 dated December 30, 2008, File No. 333-156491.)

+*10	(s)	—	Letter of Employment dated as of December 9, 2008, between UniSource Energy and Paul J. Bonavia. (Form 8-K dated December 15, 2008, File No. 1-13739.)

K/A-17

+*10	(t)	—
Amended and Restated Officer Change in Control Agreement, dated as of October 9, 2009, between TEP and Michael J. DeConcini (including a schedule of other officers who are covered by substantially identical agreements) (Form 8-K dated October 13, 2009, File No. 1-13739 — Exhibit 10(A)).

+*10	(u)	—	Officer Change in Control Agreement, dated as of October 9, 2009, between UniSource Energy Corporation and Raymond S. Heyman (Form 8-K dated October 13, 2009, File No. 1-13739 — Exhibit 10(B)).

+*10	(v)	—	Employment Agreement, dated May 4, 2009, between UniSource Energy and Paul J. Bonavia (Form 10-Q for the quarter ended March 31, 2009, File No. 13739 — Exhibit 4).

#12	(a)	—	Computation of Ratio of Earnings to Fixed Charges — TEP.

#12	(b)	—	Computation of Ratio of Earnings to Fixed Charges — UniSource Energy.

#21		—	Subsidiaries of the Registrants.

23		—	Consent of Independent Registered Public Accounting Firm.

#24	(a)	—	Power of Attorney — UniSource Energy.

#24	(b)	—	Power of Attorney — TEP.

31	(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Paul J. Bonavia.

31	(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy by Kevin P. Larson.

31	(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Paul J. Bonavia.

31	(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Kevin P. Larson.

**32		—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(*)	Previously filed as indicated and incorporated herein by reference.

(+)	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(b)(10)(iii) of Regulation S-K.

**
Previously provided with the Form 10-K as originally filed on March 1, 2011. Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate was not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(#)	Previously filed with the Form 10-K as originally filed on March 1, 2011.

K/A-18