Form 10-Q
period 2011-03-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2011-05-02
CIK 100122, 941138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
As of April 19, 2011, 36,700,831 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding. As of April 19, 2011, Tucson Electric Power Company had 32,139,434 shares of common stock outstanding, no par value, all of which were held by UniSource Energy Corporation.
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

DEFINITIONS
The abbreviations and acronyms used in the 2011 first quarter report on Form 10-Q are defined below:

2008 TEP Rate Order	A rate order issued by the ACC resulting in a new retail rate structure for TEP, effective December 1, 2008
ACC	Arizona Corporation Commission
AFUDC	Allowance for Funds Used During Construction
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company
Augusta	Augusta Resources Corporation
BART	Best Available Retrofit Technology
BMGS	Black Mountain Generating Station owned by UED
Btu	British thermal unit(s)
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in MWs.
CCRs	Coal combustion residuals
CO2	Carbon dioxide
Common Stock	UniSource Energy’s common stock, without par value
Company	UniSource Energy Corporation
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures
DSM	Demand side management
EE Standards	Electric Energy Efficiency Standards
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold.
Energy	The amount of power produced over a given period of time measured in MWh
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Generating Station.
GAAP	Generally Accepted Accounting Principles
Gas EE Standards	Gas Energy Efficiency Standards
GBtu	Billion British Thermal Units
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65
IDBs	Industrial Development Bonds
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
Luna	Luna Energy Facility
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy
MMBtu	Million British Thermal Units
Mortgage Bonds	Mortgage Bonds issued under the 1992 Mortgage
MW	Megawatt(s)
MWh	Megawatt-hour(s)
Navajo	Navajo Generating Station
O&M	Operations and Maintenance Expense
NMED	New Mexico Environmental Department
NTUA	Navajo Tribal Utility Authority
NOL	Net Operating Loss
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers
PNM	Public Service Company of New Mexico
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
RES	Renewable Energy Standard

Salt River Project	A public power utility serving more than 900,000 customers in Phoenix, Arizona
San Juan	San Juan Generating Station
SCR	Selective Catalytic Reduction
SNCR	Selective Non-Catalytic Reduction
SES	Southwest Energy Solutions
Springerville	Springerville Generating Station
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities
Springerville Unit 1	Unit 1 of the Springerville Generating Station
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 2	Unit 2 of the Springerville Generating Station
Springerville Unit 3	Unit 3 of the Springerville Generating Station
Springerville Unit 4	Unit 4 of the Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy
TEP Credit Agreement	Second Amended and Restated Credit Agreement between TEP and a syndicate of banks, dated as of November 9, 2010
TEP Letter of Credit Facility	Letter of credit facility under the TEP Credit Agreement
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu).
Tri-State	Tri-State Generation and Transmission Association
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities
UED Credit Agreement	Credit agreement between UED and a syndicate of banks, dated as of March 26, 2009, as amended, and guaranteed by UniSource Energy. Expires on March 24, 2012.
UES	UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies (UNS Gas and UNS Electric)
UniSource Credit Agreement	Second Amended and Restated Credit Agreement between UniSource Energy and a syndicate of banks, dated as of November 9, 2010
UniSource Energy	UniSource Energy Corporation
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES
UNS Gas/UNS Electric Revolver	Revolving credit facility under the Second Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, UES as guarantor, and a syndicate of banks, dated as of November 9, 2010
USFS	United States Forest Service

v

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
UniSource Energy Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2011 and 2010, the condensed consolidated statement of changes in stockholders’ equity and comprehensive income for the three-month period ended March 31, 2011 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income, of cash flows, of capitalization, and of changes in stockholders’ equity and comprehensive income for the year then ended (not presented herein), and in our report dated March 1, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Phoenix, Arizona
May 2, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Tucson Electric Power Company:
We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2011 and 2010, the condensed consolidated statement of changes in stockholder’s equity and comprehensive income for the three-month period ended March 31, 2011, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income, of cash flows, of capitalization, and of changes in stockholder’s equity and comprehensive income for the year then ended (not present herein), and in our report dated March 1, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Phoenix, Arizona
May 2, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	—Thousands of Dollars—
	(Except Per Share Amounts)
Operating Revenues
Electric Retail Sales	$217,215	$204,746
Electric Wholesale Sales	40,781	37,064
California Power Exchange (CPX) Provision for Wholesale Refunds	—	(2,970)
Gas Revenue	57,189	55,781
Other Revenues	29,448	24,200

Total Operating Revenues	344,633	318,821

Operating Expenses
Fuel	72,137	60,448
Purchased Energy	77,640	82,805
Transmission	2,502	2,430
Decrease to Reflect PPFAC/PGA Recovery Treatment	(5,793)	(12,631)

Total Fuel and Purchased Energy	146,486	133,052
Other Operations and Maintenance	101,022	82,908
Depreciation	32,790	31,099
Amortization	7,377	6,572
Taxes Other Than Income Taxes	12,144	12,273

Total Operating Expenses	299,819	265,904

Operating Income	44,814	52,917

Other Income (Deductions)
Interest Income	994	1,927
Other Income	2,856	6,059
Other Expense	(663)	(844)

Total Other Income (Deductions)	3,187	7,142

Interest Expense
Long-Term Debt	18,092	15,240
Capital Leases	9,929	12,083
Other Interest Expense, Net of Interest Capitalized	(921)	329

Total Interest Expense	27,100	27,652

Income Before Income Taxes	20,901	32,407
Income Tax Expense	3,909	12,435

Net Income	$16,992	$19,972

Weighted-Average Shares of Common Stock Outstanding (000)	36,789	36,052

Basic Earnings per Share	$0.46	$0.55

Diluted Earnings per Share	$0.44	$0.52

Dividends Declared per Share	$0.42	$0.39

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	—Thousands of Dollars—
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$252,545	$233,734
Cash Receipts from Electric Wholesale Sales	45,973	44,459
Cash Receipts from Gas Sales	67,801	66,511
Cash Receipts from Operating Springerville Units 3 & 4	26,345	24,906
Interest Received	3,653	5,090
Performance Deposits Received	4,700	2,700
Other Cash Receipts	5,843	6,411
Purchased Energy Costs Paid	(80,209)	(90,678)
Fuel Costs Paid	(54,320)	(58,818)
Payment of Other Operations and Maintenance Costs	(78,567)	(52,108)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(31,593)	(28,046)
Wages Paid, Net of Amounts Capitalized	(36,042)	(36,941)
Interest Paid, Net of Amounts Capitalized	(21,829)	(20,369)
Capital Lease Interest Paid	(22,721)	(23,943)
Performance Deposits Paid	(3,340)	(6,500)
Income Taxes Paid	(700)	(234)
Other Cash Payments	(1,138)	(1,573)

Net Cash Flows — Operating Activities	76,401	64,601

Cash Flows from Investing Activities
Capital Expenditures	(88,611)	(62,281)
Purchase of Sundt Unit 4 Lease Asset	—	(51,389)
Purchase of Intangibles — Renewable Energy Credits	(1,140)	(2,851)
Other Cash Payments	(558)	(215)
Return of Investment in Springerville Lease Debt	38,353	21,667
Return of Investment from Millennium Energy Businesses	—	423
Other Cash Receipts	2,468	1,928

Net Cash Flows — Investing Activities	(49,488)	(92,718)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	101,000	125,000
Proceeds from Issuance of Long-Term Debt	11,080	39,570
Proceeds from Stock Options Exercised	1,057	2,621
Other Cash Receipts	1,378	2,947
Repayments of Borrowings Under Revolving Credit Facilities	(54,000)	(91,000)
Payments of Capital Lease Obligations	(62,463)	(39,541)
Common Stock Dividends Paid	(15,406)	(14,021)
Repayments of Long-Term Debt	(1,064)	(2,445)
Payments of Debt Issue/Retirement Costs	(137)	(1,631)
Other Cash Payments	(310)	(340)

Net Cash Flows — Financing Activities	(18,865)	21,160

Net Increase (Decrease) in Cash and Cash Equivalents	8,048	(6,957)
Cash and Cash Equivalents, Beginning of Year	67,599	76,922

Cash and Cash Equivalents, End of Period	$75,647	$69,965

See Note 12 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	—Thousands of Dollars—
ASSETS
Utility Plant
Plant in Service	$4,500,071	$4,452,928
Utility Plant under Capital Leases	583,374	583,374
Construction Work in Progress	233,421	210,971

Total Utility Plant	5,316,866	5,247,273
Less Accumulated Depreciation and Amortization	(1,845,090)	(1,824,843)
Less Accumulated Amortization of Capital Lease Assets	(465,028)	(460,932)

Total Utility Plant — Net	3,006,748	2,961,498

Investments and Other Property
Investments in Lease Debt and Equity	66,650	103,844
Other	52,010	61,676

Total Investments and Other Property	118,660	165,520

Current Assets
Cash and Cash Equivalents	75,647	67,599
Accounts Receivable — Customer	73,350	84,048
Unbilled Accounts Receivable	39,410	53,084
Allowance for Doubtful Accounts	(6,346)	(6,125)
Fuel Inventory	24,190	29,216
Materials and Supplies	64,945	65,832
Derivative Instruments	6,445	5,214
Regulatory Assets — Current	50,573	56,962
Deferred Income Taxes — Current	35,210	35,028
Investments in Lease Debt	—	1,433
Other	25,998	28,659

Total Current Assets	389,422	420,950

Regulatory and Other Assets
Regulatory Assets — Noncurrent	191,238	191,124
Derivative Instruments	9,854	9,806
Other Assets	28,577	30,425

Total Regulatory and Other Assets	229,669	231,355

Total Assets	$3,744,499	$3,779,323

See Notes to Condensed Consolidated Financial Statements.
(Continued)

UNISOURCE ENERGY CORPORATION
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	—Thousands of Dollars—
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$824,127	$820,786
Capital Lease Obligations	360,812	429,074
Long-Term Debt	1,352,615	1,352,977

Total Capitalization	2,537,554	2,602,837

Current Liabilities
Current Obligations Under Capital Leases	72,056	60,347
Borrowing Under Revolving Credit Facility	25,000	—
Current Maturities of Long-Term Debt	78,359	57,000
Accounts Payable — Trade	97,260	109,318
Interest Accrued	16,368	39,120
Accrued Taxes Other than Income Taxes	49,310	39,140
Accrued Employee Expenses	21,893	26,969
Customer Deposits	31,036	29,795
Regulatory Liabilities — Current	65,525	69,483
Derivative Instruments	27,158	30,574
Other	6,266	1,678

Total Current Liabilities	490,231	463,424

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	248,060	244,148
Regulatory Liabilities — Noncurrent	210,805	201,329
Derivative Instruments	20,616	22,969
Pension and Other Postretirement Benefits	129,393	127,343
Other	107,840	117,273

Total Deferred Credits and Other Liabilities	716,714	713,062

Commitments, Contingencies and Proposed Environmental Matters (Note 6)

Total Capitalization and Other Liabilities	$3,744,499	$3,779,323

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders’
	Outstanding*	Stock	Earnings	Loss	Equity
	(Unaudited)
	—Thousands of Dollars—

Balances at December 31, 2010	36,542	$715,688	$114,867	$(9,769)	$820,786

Comprehensive Income:

2011 Year-to-Date Net Income			16,992		16,992

Unrealized Gain on Cash Flow Hedges (net of $232 income taxes)				179	179

Reclassification of Realized Losses on Cash Flow Hedges to Net Income (net of $105 income taxes)				161	161

Employee Benefit Obligations
Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $0 income taxes)				126	126

Total Comprehensive Income					17,458

Dividends			(15,493)		(15,493)
Shares Issued for Stock Options	42	1,118			1,118
Shares Issued under Share-Based Compensation Plans	57	—			—
Other		258			258

Balances at March 31, 2011	36,641	$717,064	$116,366	$(9,303)	$824,127

*	UniSource Energy has 75 million authorized shares of Common Stock.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	—Thousands of Dollars—
Operating Revenues
Electric Retail Sales	$173,702	$167,419
Electric Wholesale Sales	35,122	40,962
California Power Exchange (CPX) Provision for Wholesale Refunds	—	(2,970)
Other Revenues	30,630	25,643

Total Operating Revenues	239,454	231,054

Operating Expenses
Fuel	71,315	58,351
Purchased Power	16,601	24,654
Transmission	695	796
Decrease to Reflect PPFAC Recovery Treatment	(9,342)	(3,118)

Total Fuel and Purchased Energy	79,269	80,683
Other Operations and Maintenance	88,492	70,365
Depreciation	25,733	24,060
Amortization	8,304	7,786
Taxes Other Than Income Taxes	9,904	9,951

Total Operating Expenses	211,702	192,845

Operating Income	27,752	38,209

Other Income (Deductions)
Interest Income	734	1,690
Other Income	1,372	948
Other Expense	(1,230)	(2,216)

Total Other Income (Deductions)	876	422

Interest Expense
Long-Term Debt	12,255	9,878
Capital Leases	9,929	12,081
Other Interest Expense, Net of Interest Capitalized	(747)	(25)

Total Interest Expense	21,437	21,934

Income Before Income Taxes	7,191	16,697
Income Tax Expense	208	6,348

Net Income	$6,983	$10,349

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	—Thousands of Dollars—
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$202,718	$190,753
Cash Receipts from Electric Wholesale Sales	40,583	49,531
Cash Receipts from Operating Springerville Units 3 & 4	26,345	24,906
Interest Received	3,629	5,086
Income Tax Refunds Received	1,724	—
Reimbursement of Affiliate Charges	5,608	4,202
Other Cash Receipts	3,951	3,921
Performance Deposits Paid	(1,140)	(1,540)
Fuel Costs Paid	(54,475)	(57,288)
Purchased Power Costs Paid	(13,607)	(26,363)
Payment of Other Operations and Maintenance Costs	(74,687)	(48,844)
Capital Lease Interest Paid	(22,721)	(23,941)
Wages Paid, Net of Amounts Capitalized	(30,215)	(30,903)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(21,387)	(19,524)
Interest Paid, Net of Amounts Capitalized	(11,515)	(10,399)
Income Taxes Paid	(901)	(234)
Other Cash Payments	(747)	(767)

Net Cash Flows — Operating Activities	53,163	58,596

Cash Flows from Investing Activities
Capital Expenditures	(65,747)	(53,336)
Purchase of Sundt Unit 4 Lease Asset	—	(51,389)
Purchase of Intangibles — Renewable Energy Credits	(1,032)	(2,851)
Other Cash Payments	(558)	(1)
Return of Investment in Springerville Lease Debt	38,353	21,667
Other Cash Receipts	1,958	896

Net Cash Flows — Investing Activities	(27,026)	(85,014)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facility	75,000	95,000
Proceeds from Issuance of Long-Term Debt	11,080	30,000
Equity Investment from UniSource Energy	—	15,000
Other Cash Receipts	706	61
Repayments of Borrowings Under Revolving Credit Facility	(50,000)	(75,000)
Payments of Capital Lease Obligations	(62,435)	(39,523)
Payments of Debt Issue/Retirement Costs	(126)	(989)
Other Cash Payments	(166)	(54)

Net Cash Flows — Financing Activities	(25,941)	24,495

Net Increase (Decrease) in Cash and Cash Equivalents	196	(1,923)
Cash and Cash Equivalents, Beginning of Year	19,983	22,418

Cash and Cash Equivalents, End of Period	$20,179	$20,495

See Note 12 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	—Thousands of Dollars—
ASSETS
Utility Plant
Plant in Service	$3,901,670	$3,863,431
Utility Plant Under Capital Leases	582,669	582,669
Construction Work in Progress	168,675	153,981

Total Utility Plant	4,653,014	4,600,081
Less Accumulated Depreciation and Amortization	(1,744,775)	(1,729,747)
Less Accumulated Amortization of Capital Lease Assets	(464,330)	(460,257)

Total Utility Plant — Net	2,443,909	2,410,077

Investments and Other Property
Investments in Lease Debt and Equity	66,650	103,844
Other	33,952	43,588

Total Investments and Other Property	100,602	147,432

Current Assets
Cash and Cash Equivalents	20,179	19,983
Accounts Receivable — Customer	53,560	63,916
Unbilled Accounts Receivable	24,182	32,217
Allowance for Doubtful Accounts	(4,200)	(4,106)
Accounts Receivable — Due from Affiliates	3,490	5,442
Fuel Inventory	24,125	29,209
Materials and Supplies	53,515	54,732
Derivative Instruments	1,567	1,318
Regulatory Assets — Current	34,469	34,023
Deferred Income Taxes — Current	36,205	36,283
Investments in Lease Debt	—	1,433
Other	24,336	25,034

Total Current Assets	271,428	299,484

Regulatory and Other Assets
Regulatory Assets — Noncurrent	180,723	182,514
Derivative Instruments	3,284	1,834
Other Assets	23,135	24,767

Total Regulatory and Other Assets	207,142	209,115

Total Assets	$3,023,081	$3,066,108

See Notes to Condensed Consolidated Financial Statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
COMPARATIVE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	—Thousands of Dollars—
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$708,604	$701,155
Capital Lease Obligations	360,812	429,074
Long-Term Debt	1,003,615	1,003,615

Total Capitalization	2,073,031	2,133,844

Current Liabilities
Current Obligations Under Capital Leases	72,046	60,309
Borrowing Under Revolving Credit Facility	25,000	—
Accounts Payable — Trade	71,276	77,389
Accounts Payable — Due to Affiliates	7,566	3,989
Interest Accrued	13,896	31,771
Accrued Taxes Other Than Income Taxes	38,200	29,873
Accrued Employee Expenses	18,840	23,710
Customer Deposits	22,244	21,191
Derivative Instruments	7,237	7,288
Regulatory Liabilities — Current	53,046	58,936
Other	5,552	3,379

Total Current Liabilities	334,903	317,835

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	224,564	226,107
Regulatory Liabilities — Noncurrent	178,549	170,223
Derivative Instruments	10,835	11,650
Pension and Other Postretirement Benefits	122,611	120,590
Other	78,588	85,859

Total Deferred Credits and Other Liabilities	615,147	614,429

Commitments, Contingencies and Proposed Environmental Matters (Note 6)

Total Capitalization and Other Liabilities	$3,023,081	$3,066,108

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder’s
	Stock	Expense	Deficit	Loss	Equity
	(Unaudited)
	—Thousands of Dollars—

Balances at December 31, 2010	$858,971	$(6,357)	$(141,690)	$(9,769)	$701,155

Comprehensive Income:
2011 Year-to-Date Net Income			6,983		6,983

Unrealized Gain on Cash Flow Hedges (net of $232 income taxes)				179	179

Reclassification of Realized Losses on Cash Flow Hedges to Net Income (net of $105 income taxes)				161	161

Employee Benefit Obligations
Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $0 income taxes)				126	126

Total Comprehensive Income					7,449

Balances at March 31, 2011	$858,971	$(6,357)	$(134,707)	$(9,303)	$708,604

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
TEP is a regulated public utility and UniSource Energy’s largest operating subsidiary, representing approximately 81% of UniSource Energy’s total assets as of March 31, 2011. TEP generates, transmits and distributes electricity to approximately 403,000 retail electric customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, primarily located in the western U.S. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State) and Springerville Unit 4 on behalf of Salt River Project Agriculture Improvement and Power District (SRP).
UES holds the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UNS Gas is a gas distribution company with 147,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in northern Arizona, as well as in Santa Cruz County in southern Arizona. UNS Electric is an electric transmission and distribution company with approximately 91,000 retail customers in Mohave and Santa Cruz counties. UED owns Black Mountain Generating Station (BMGS), a natural gas-fired combustion turbine in northwestern Arizona that, through a power purchase agreement, provides electricity to UNS Electric.
Millennium’s investments in unregulated businesses represent less than 1% of UniSource Energy’s assets as of March 31, 2011. Millennium’s $13 million net loss for 2010, which reflected impairment losses, caused it to be a reportable segment at December 31, 2010. Millennium is not a reportable segment at March 31, 2011.
References to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.
The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the Securities and Exchange Commission’s (SEC) interim reporting requirements which do not include all the disclosures required by generally accepted accounting principles (GAAP) in the United States of America for audited annual financial statements. UniSource Energy and TEP reclassified certain amounts in the financial statements to conform to current year presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include disclosures required by GAAP for audited annual financial statements. This quarterly report should be reviewed in conjunction with UniSource Energy and TEP’s 2010 Annual Report on Form 10-K.
Weather, among other factors, causes seasonal fluctuations in TEP, UNS Gas and UNS Electric’s sales; therefore, quarterly results are not indicative of annual operating results.
NOTE 2. REGULATORY MATTERS
ACCOUNTING FOR RATE REGULATION
The Arizona Corporation Commission (ACC) and the Federal Energy Regulatory Commission (FERC) regulate portions of TEP, UNS Gas, and UNS Electric’s utility accounting practices and rates. The ACC regulates rates charged to retail customers, the issuance of securities, and transactions with affiliated parties. The FERC regulates terms and prices of transmission services and wholesale electricity sales, wholesale transport and purchases of natural gas.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
PURCHASED POWER AND FUEL ADJUSTMENT CLAUSE (PPFAC) AND PURCHASED GAS ADJUSTOR (PGA) MECHANISM
TEP and UNS Electric’s retail rates include a PPFAC. The PPFAC allows recovery of fuel and purchased power costs, including demand charges, transmission costs and the prudent costs of contracts for hedging fuel and purchased power costs. UNS Gas’ retail rates include a PGA mechanism that mitigates the volatility of natural gas prices while allowing UNS Gas to recover its actual commodity costs, including transportation, through a price adjustor on a per-therm basis. The cumulative difference between actual fuel and gas costs and those recovered through the PPFAC/PGA are tracked through the PPFAC/PGA Bank, a balancing account.
TEP
In the first quarter of 2011, TEP retail rates included an ACC approved 0.09 cent per kWh PPFAC surcharge, compared to a 0.18 cent per kWh PPFAC surcharge in the first quarter of 2010. In March 2011, the ACC approved a 0.53 cent per kWh PPFAC effective April 2011. TEP offsets the PPFAC surcharge with Fixed Competition Transition Charge (CTC) revenue to be refunded, resulting in a PPFAC charge of zero to customers until the CTC is fully returned to the ratepayers. Customers will have a PPFAC charge of zero through March 2012.
The following table shows the changes in PPFAC related accounts and the impacts on revenue and expense:

	March 31,	December 31,	Three Months Ended
	2011	2010	March 31, 2011
				Reduction to
				Fuel and
				Purchased
			Impact on	Power
	Asset (Liability)		Revenue	Expense
	-Millions of Dollars—
PPFAC — Fixed CTC Revenue to be Refunded (current and non-current)	$(34)	$(36)	$2

PPFAC (current and non-current)	67	58		$9

UNS Gas
For the first quarter of 2010, UNS Gas retail rates included an ACC approved 8 cent per therm PGA surcredit. UNS Gas does not currently have a PGA surcharge or surcredit.
UNS Electric
For the first quarter of 2011 and 2010, UNS Electric retail rates included an ACC approved 0.08 cent per kWh PPFAC surcharge, and a 1.06 cent per kWh PPFAC surcredit, respectively.
UNS GAS RATE CASE
In April 2011, UNS Gas filed a general rate case (on a cost-of-service basis) with the ACC requesting a total rate increase of 3.8% to cover a revenue deficiency of $5.6 million. In addition, the filing also includes a proposal to change UNS Gas’ rate design by separating the recovery of fixed costs from the level of energy consumed in an effort to encourage energy conservation.
UNS ELECTRIC PURCHASE OF BMGS
In April 2011, UNS Electric and UED jointly submitted an application with the FERC requesting approval of UNS Electric’s purchase of BMGS at its net book value of approximately $62 million. UNS Electric expects to complete the purchase during 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 3. BUSINESS SEGMENTS
Based on the way we organize our operations and evaluate performance, we have three reportable segments:
(1)	TEP, a regulated vertically integrated electric utility business, UniSource Energy’s largest subsidiary;
(2)	UNS Gas, a regulated gas distribution utility business; and
(3)	UNS Electric, a regulated electric distribution utility business.
The UniSource Energy and UES holding companies, Millennium, and UED are included in Other below.
We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments					UniSource
		UNS	UNS		Reconciling	Energy
Income Statement	TEP	Gas	Electric	Other	Adjustments	Consolidated
	—Millions of Dollars—
Three Months Ended March 31, 2011:
Operating Revenues — External	$235	$59	$50	$1	$—	$345
Operating Revenues — Intersegment	4	—	1	6	(11)	—
Income Before Income Taxes	7	10	4	—	—	21
Net Income	7	6	3	1	—	17

Three Months Ended March 31, 2010:
Operating Revenues — External	$222	$56	$40	$1	$—	$319
Operating Revenues — Intersegment	9	1	1	7	(18)	—
Income Before Income Taxes	17	10	5	—	—	32
Net Income	10	6	3	1	—	20
When UniSource Energy consolidates its subsidiaries, we have additional significant reconciling adjustments that include the elimination of investments in subsidiaries held by UniSource Energy, and reclassifications of deferred tax assets and liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Reconciling adjustments reflect the elimination in consolidation of the following intersegment revenues:

	Reportable Segments
		UNS	UNS
Intersegment Revenue	TEP	Gas	Electric	Other
	—Millions of Dollars—
Three Months Ended March 31, 2011:
Wholesale Sales — TEP to UNS Electric (4)	$1	$—	$—	$—
Wholesale Sales — UNS Electric to TEP (4)	—	—	1	—
Wholesale Sales — UED to UNS Electric	—	—	—	2
Other Revenue — TEP to Affiliates (1)	2	—	—	—
Other Revenue — Millennium to TEP, UNS Electric & UNS Gas (2)	—	—	—	4
Other Revenue — TEP to UNS Electric (3)	1	—	—	—

Total Intersegment Revenue	$4	$—	$1	$6

Three Months Ended March 31, 2010:
Wholesale Sales — TEP to UNS Electric (4)	$6	$—	$—	$—
Wholesale Sales — UNS Electric to TEP (4)	—	—	1	—
Wholesale Sales — UED to UNS Electric	—	—	—	3
Gas Revenue — UNS Gas to UNS Electric & UED	—	1	—	—
Other Revenue — TEP to Affiliates (1)	2	—	—	—
Other Revenue — Millennium to TEP, UNS Electric & UNS Gas (2)	—	—	—	4
Other Revenue — TEP to UNS Electric (3)	1	—	—	—

Total Intersegment Revenue	$9	$1	$1	$7

(1)	Common costs (systems, facilities, etc.) are allocated on a cost-causative basis and recorded as revenue by TEP. Management believes this method of allocation is reasonable.

(2)	Millennium provides a supplemental workforce and meter-reading services to TEP, UNS Gas and UNS Electric. Amounts are based on costs of services performed, and management believes that the charges for services are reasonable.

(3)	TEP charged UNS Electric for control area services based on a FERC approved tariff.

(4)	TEP and UNS Electric sell power to each other at prices based on the Dow Jones Four Corners Daily Index.
NOTE 4. DEBT AND CREDIT FACILITIES
UNISOURCE ENERGY CREDIT AGREEMENT
UniSource Energy had $49 million and $27 million in borrowings outstanding under its revolving credit facility as of March 31, 2011 and December 31, 2010, respectively. The revolving loan balances are included in Long-Term Debt in the UniSource Energy balance sheets.
On April 19, 2011, UniSource Energy had $49 million in borrowings outstanding under its revolving credit facility.
TEP CREDIT AGREEMENT AND REIMBURSEMENT AGREEMENT
The TEP Credit Agreement consists of a $200 million revolving credit and revolving letter of credit facility and a $341 million letter of credit facility to support tax-exempt bonds. At March 31, 2011, TEP had $25 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit agreement. The letters of credit were issued to provide credit enhancements for energy purchase contracts and hedging activities. As of December 31, 2010, TEP had $1 million in letters of credit issued under its revolving credit facility.
On April 19, 2011, TEP had $25 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit facility. The revolving loan balances are included in Current Liabilities in the UniSource Energy and TEP balance sheets.
At March 31, 2011, TEP had a $37 million letter of credit issued under the 2010 Reimbursement Agreement.
The outstanding letters of credit are not on the balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
UNS GAS/UNS ELECTRIC CREDIT AGREEMENT
UNS Electric had $13 million in outstanding letters of credit under the UNS Gas/UNS Electric Revolver as of March 31, 2011 and December 31, 2010, which are not shown on the balance sheet. As of April 19, 2011, UNS Electric had $13 million of outstanding letters of credit under the UNS Gas/UNS Electric Revolver.
COVENANT COMPLIANCE
As of March 31, 2011, UniSource Energy and its subsidiaries were in compliance with the terms of their respective loan and credit agreements.
NOTE 5. INCOME TAXES
The differences between the income tax expense and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:

	UniSource Energy		TEP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	—Millions of Dollars—
Federal Income Tax Expense at Statutory Rate	$7	$11	$3	$6
State Income Tax Expense, Net of Federal Deduction	1	1	—	1
AFUDC Equity Adjustment	(4)	—	(2)	—
Capital Loss on Sale of Nations Energy	—	(2)	—	—
Valuation Allowance	—	2	—	—
Cash Surrender Value of Life Insurance	(1)	—	(1)	—
Other	1	—	—	(1)

Total Federal and State Income Tax Expense	$4	$12	$—	$6

AFUDC Equity Adjustment
Included in the first quarter of 2011, are adjustments to correct the accounting for the tax impact of the equity portion of AFUDC recorded in prior periods. The adjustment decreased 2011 income tax expense for UniSource Energy by $3.5 million and for TEP by $2.3 million offset by increases in regulatory assets. For UniSource Energy, the adjustment related to periods prior to 2009 amounted to $0.8 million and amounts related to 2009 and 2010 were $1.3 million and $1.4 million, respectively. For TEP the adjustments related to 2009 and 2010 amounted to $1.1 million and $1.2 million, respectively, with no adjustment for any year prior to 2009. For UES the adjustments related to periods prior to 2009 were $0.8 million and the adjustments related to 2009 and 2010 were $0.2 million each year. Management concluded the impact of recording the adjustment in 2011 was immaterial to the current and prior periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Valuation Allowance and Capital Loss on Sale of Nations Energy
During the quarter ended March 31, 2010, UniSource Energy recorded a $12 million capital loss for tax purposes from Millennium’s sale of Nations Energy Corporation. UniSource Energy has a $5 million deferred tax asset as a result of the capital loss. Since UniSource Energy’s deferred tax assets related to the investment in Nations Energy Corporation, net of valuation allowance, were $3 million at the time of the sale, a $2 million deferred tax asset was recorded. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or the entire deferred tax asset, will not be realized. A $2 million valuation allowance was recorded since management believes that only $3 million of the deferred tax asset may be realized due to the five-year capital loss carryforward limitation.
State Tax Rate Change
Deferred tax assets and liabilities are recorded using income tax rates expected to be in effect when the deferred tax assets and liabilities are realized or settled. During the quarter ended March 31, 2011, the Arizona legislature passed a bill reducing the corporate income tax rate from the current rate of 6.968%. The tax rate reduction will be phased in beginning in 2014 with a reduction of approximately 0.5% per year until the income tax rate reaches 4.9% for 2017 and later years. As a result of these tax rate reductions, net deferred tax liabilities at UniSource Energy and TEP were reduced by $13 million offset entirely by adjustments to regulatory assets and liabilities. The income tax rate change will not have an impact on the UniSource Energy and TEP effective tax rate for 2011.
Uncertain Tax Positions
As a result of a change in accounting method filed with the Internal Revenue Service in February 2011, the balance of unrecognized tax benefits decreased in the quarter ended March 31, 2011 by $13 million for UniSource Energy and $10 million for TEP. The decrease in unrecognized tax benefits had no impact on income tax expense. The adjustment decreased Other Non-Current Liabilities and increased Deferred Income Taxes — Non-Current on the balance sheet.
NOTE 6. COMMITMENTS, CONTINGENCIES AND PROPOSED ENVIRONMENTAL MATTERS
TEP COMMITMENTS
In 2011, TEP entered into new long-term, forward purchase power commitments in addition to those reported in our 2010 Annual Report on Form 10-K. These contracts will settle in June through September of 2012 with prices per MWh that are indexed to natural gas prices. TEP’s estimated minimum payment obligation for these purchases is $4 million based on projected market prices as of March 31, 2011. Additionally, TEP executed a new coal supply agreement, and amended an existing coal supply agreement, in March 2011, incurring minimum purchase obligations of $34 million in 2011, $40 million in 2012, and $14 million in each of 2013 and 2014.
TEP has also entered into various long-term Purchased Power Agreements (PPAs) with developing renewable energy generation producers to meet compliance requirements under the RES tariff. TEP’s obligation to accept and pay for electric power under these agreements does not begin until the facilities are constructed and operational. One renewable energy generation facility achieved commercial operation on March 31, 2011. TEP is obligated to purchase 100% of the output of this facility through 2031. TEP’s estimated future payments based on expected power deliveries under this contract are approximately $1 million per year in 2011 through 2015, respectively, and $10 million in total for the remainder of the contract.
UNS ELECTRIC COMMITMENTS
In 2011, UNS Electric entered into new long-term, forward purchase power commitments in addition to those reported in our 2010 Annual Report on Form 10-K. These contracts will settle in October through December of 2012 with prices per MWh that are indexed to natural gas prices. UNS Electric’s estimated 2012 minimum payment obligation for these purchases is $1 million based on projected market prices as of March 31, 2011.
UNISOURCE ENERGY COMMITMENTS
UniSource Energy is constructing a new headquarters building in downtown Tucson with an expected completion date in November 2011. UniSource Energy signed a design-build contract and has committed to a total payment of $65 million for the construction project. UniSource Energy has spent $34 million and has a remaining commitment of $31 million at March 31, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
GUARANTEES
In the normal course of business, UniSource Energy and UES enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees are:
•	UES’ guarantee of senior unsecured notes issued by UNS Gas ($100 million) and UNS Electric ($100 million);
•	UES’ guarantee of the $100 million UNS Gas/UNS Electric Revolver;
•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas; and
•	UniSource Energy’s guarantee of the $29 million of outstanding loans under the UED Secured Term Loan.
To the extent liabilities exist under these contracts, the liabilities are included in our consolidated balance sheets.
We believe that the likelihood UniSource Energy or UES would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.
TEP CONTINGENCIES
El Paso Electric Dispute
On April 26, 2011, TEP and El Paso entered into a proposed settlement agreement, subject to approvals by the FERC, to resolve a dispute over transmission service from Luna to TEP’s system that originated in 2006 under the 1982 Power Exchange and Transmission Agreement between the parties (Exchange Agreement). In 2008, the FERC issued an order supporting TEP’s position in the dispute, which El Paso subsequently appealed. In December 2008, El Paso refunded $11 million to TEP for transmission service from Luna to TEP’s system from 2006 to 2008, including interest. TEP has not recognized income related to the $11 million refund pending resolution of the dispute.
The proposed settlement reduces TEP’s rights for transmission under the Exchange Agreement from 200 MW to 170 MW and requires TEP to pay El Paso a lump-sum of $5 million, equivalent to the total amount that TEP would have paid El Paso if TEP had paid for 30 MW of transmission from February 1, 2006 through the settlement date, including interest. Under the PPFAC mechanism, TEP would be allowed to recover $2 million of this additional transmission expense from its customers. Additionally, TEP will enter into two new firm transmission capacity agreements under El Paso’s Open Access Transmission Tariff (OATT) for 40 MW. Finally, El Paso will withdraw its appeal before the United States Court of Appeals for the District of Columbia Circuit, and TEP will withdraw its complaint before the United States District Court for the District of Arizona.
The settlement agreement will be filed at FERC and will become effective after both: 1) issuance by the FERC of a final non-appealable order approving the settlement, and 2) issuance by the FERC of a final non-appealable order approving a settlement between El Paso and Macho Springs Power I, LLC regarding the reimbursement of network upgrade costs associated with the interconnection of the Macho Springs wind facility to the El Paso system. TEP will purchase the output of the Macho Springs facility under a 20-year PPA which is expected to begin later this year.
If the settlement agreements are both approved by FERC, TEP would recognize a pre-tax gain of approximately $8 million. TEP cannot predict if or when FERC will approve the settlement agreements. If the FERC does not approve the settlement agreements and El Paso were to prevail in its appeal before the United States Court of Appeals for the District of Columbia Circuit, TEP would be required to refund the $11 million received from El Paso plus interest, and to pay for transmission service under El Paso’s OATT from October 2008 through the date of the decision. For the period October 2008 to March 31, 2011, this additional transmission expense would approximate $11 million. However, under the PPFAC mechanism, TEP would be allowed to recover $9 million of this additional transmission expense from its retail customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Claims Related to Navajo Generating Station
In June 1999, the Navajo Nation filed suit against SRP; several Peabody Coal Company entities including Peabody Western Coal Company (Peabody), the coal supplier to Navajo Generating Station (Navajo); Southern California Edison Company; and other defendants in the U.S. District Court for the District of Columbia (D.C. Lawsuit). Although TEP is not a named defendant in the D.C. Lawsuit, TEP owns 7.5% of Navajo Units 1, 2 and 3. The D.C. Lawsuit alleges, among other things, that the defendants obtained a favorable coal royalty rate on the lease agreements under which Peabody mines coal by improperly influencing the outcome of a federal administrative process pursuant to which the royalty rate was to be adjusted. The suit initially sought $600 million in damages, treble damages, punitive damages of not less than $1 billion, and the ejection of defendants from all possessory interests and Navajo Tribal lands arising out of the primary coal lease.
In July 2001, the District Court dismissed all claims against SRP. In April 2010, the Navajo Nation filed a Second Amended Complaint which dropped the treble damages claim. In September 2010, the case was referred to the District Court’s mediation program to assist with settlement negotiations, which are currently ongoing.
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
Claims Related to San Juan Generating Station
In April 2010, the Sierra Club filed a citizens suit under the Resource Conservation and Recovery Act (RCRA) and the Surface Mine Control and Reclamation Act (SMCRA) in the U.S. District Court for the District of New Mexico against PNM, as operator of San Juan; PNM’s parent PNM Resources, Inc. (PNMR); San Juan Coal Company (SJCC), which operates the San Juan mine that supplies coal to San Juan; and SJCC’s parent BHP Minerals International Inc. (BHP). The Sierra Club alleges in the suit that certain activities at San Juan and the San Juan mine associated with the treatment, storage and disposal of coal and coal combustion residuals (CCRs), primarily coal ash, are causing imminent and substantial harm to the environment, including ground and surface water in the region, and that placement of CCRs at the mine constitute “open dumping” in violation of RCRA. The RCRA claims are asserted against PNM, PNMR, SJCC and BHP. The suit also includes claims under SMCRA which are directed only against SJCC and BHP. The suit seeks the following relief: an injunction requiring the parties to undertake certain mitigation measures with respect to the placement of CCRs at the mine or to cease placement of CCRs at the mine; the imposition of civil penalties; and attorney’s fees and costs. With the agreement of the parties, the court entered a stay of the action in August 2010 to allow the parties to try to address Sierra Club’s concerns. If the parties are unable to settle the matter, PNM has indicated that it plans an aggressive defense of the RCRA claims in the suit. TEP cannot predict the outcome of this matter at this time.
SJCC, the coal supplier to San Juan, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine that supplies coal to San Juan. Certain gas producers have oil and gas leases with the federal government, the State of New Mexico and private parties in the area of the underground mine. These gas producers allege that SJCC’s underground coal mining operations have, or will, interfere with their gas production and will reduce the amount of natural gas that they would otherwise be entitled to recover. SJCC has compensated certain gas producers for any remaining gas production from a well when it was determined that mining activity was close enough to warrant plugging and abandoning the well. These settlements, however, do not resolve all potential claims by gas producers in the underground mine area. TEP cannot estimate the impact of any future claims by these gas producers on the cost of coal at San Juan.
TEP owns 50% of San Juan Units 1 and 2, which represents approximately 20% of the total generation capacity of the entire San Juan Generation Station, and is liable for its share of any resulting liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Mine Closure Reclamation at Generating Stations Not Operated by TEP
TEP currently pays ongoing reclamation costs related to the coal mines that supply the generating stations in which TEP has an ownership interest but does not operate. It is probable that TEP will have to pay a portion of final reclamation costs upon closure of these mines. TEP’s share of the reclamation costs at the expiration dates of the coal supply agreements in 2016 through 2019 is approximately $26 million. TEP recognizes this liability over the remaining terms of the coal supply agreements and had recorded liabilities of $12 million at March 31, 2011 and $11 million at December 31, 2010.
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
TEP’s PPFAC allows TEP to pass-through most fuel costs (including final reclamation costs) to customers. Therefore, TEP classifies these costs as a regulatory asset. TEP will increase the regulatory asset and the reclamation liability over the remaining life of the coal supply agreements on an accrual basis, and will recover the regulatory asset through the PPFAC as final mine reclamation costs are paid to the coal suppliers.
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
In 2002, the ACC approved the location and construction of the proposed 345-kV line along a route identified as the Western Corridor subject to a number of conditions, including the issuance of all required permits from state and federal agencies. The U.S. Forest Service subsequently expressed its preference for a different route in its final Environmental Impact Statement for the project. TEP and UNS Electric are considering options for the project, including potential new routes. If a decision is made to pursue an alternative route, approvals will be needed from the ACC, the Department of Energy, U.S. Forest Service, Bureau of Land Management, and the International Boundary and Water Commission. As of March 31, 2011 and December 31, 2010, TEP had capitalized $11 million related to the project, including $2 million to secure land and land rights. If TEP does not receive the required approvals or abandons the project, TEP believes cost recovery is probable for prudent and reasonably incurred costs related to the project as a consequence of the ACC’s requirement for a second transmission line serving the Nogales, Arizona area.
PROPOSED ENVIRONMENTAL MATTERS
TEP’s generating facilities are subject to Environmental Protection Agency (EPA) limits on the amount of sulfur dioxide (SO2), nitrogen oxide (NOx) and other emissions released into the atmosphere. TEP may also incur costs to comply with future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities. Compliance with these changes may reduce operating efficiency.
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
The EPA issued its proposed rule in March 2011. Depending on the stringency of the final EPA rule, emission controls may be required at some or all coal-fired units by 2014 or later. Whether emission controls are required at a particular unit, the level of control required, and the cost to achieve that level of control will not be known until the final rule is issued.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
TEP, based on the standards proposed by the EPA, expects mercury emission control equipment may be required at Springerville by 2015. The associated capital cost for this equipment is estimated to be $5 million for Springerville Units 1 and 2. TEP expects the annual operating expenses for such equipment would be approximately $3 million, once all installations are completed.
As stipulated in the PNM Consent Decree, the co-owners of San Juan installed new pollution control equipment at the generating station to reduce emissions. The installation of emissions controls for San Juan Units 1 and 2 were completed in 2009. Based on the standards proposed by the EPA, these controls are expected to be adequate to achieve compliance with the requirements under the proposed federal standard.
TEP is analyzing the potential impacts of the proposed rule at our other generating stations.
Regional Haze Rules
The EPA’s regional haze rules require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility. The rules call for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas and to submit a state implementation plan to the EPA. Both the Navajo and Four Corners facilities are located on the Navajo Indian Reservation and therefore are not subject to state regulatory jurisdiction.
San Juan
In December 2010, the EPA proposed a federal implementation plan under the Clean Air Act, addressing, among other things, regional haze requirements for San Juan. The EPA plan proposes that the BART for nitrogen oxides at San Juan is a technology known as “selective catalytic reduction” (SCR). The EPA’s proposal gives the San Juan participants three years from the date of the final rule to achieve compliance. A final federal implementation plan is expected in June 2011. TEP’s share of capital expenditures related to the installation of SCRs is estimated to be $202 million based on a 2010 cost analysis of the installation of SCR technology over a five-year period. The cost of the three-year installation proposed by the EPA could increase the cost of compliance. Adding this technology to San Juan would also increase operating costs at the generating station.
PNM, the operator at San Juan, has indicated that it intends to vigorously challenge the EPA’s proposal, based on its own analysis concluding that SCR is not the BART for that plant.
In February 2011, the New Mexico Environment Department (NMED) filed its proposed regional haze state implementation plan with the New Mexico Environmental Improvement Board. The plan proposes that the BART for nitrogen oxides at San Juan is the installation of selective non-catalytic reduction (SNCR), which is significantly less expensive to install than SCRs. TEP’s share of capital expenditures related to the installation of SNCRs is estimated to be $17 million. The NMED’s plan gives the San Juan participants five years to achieve compliance.
Four Corners
In October 2010, EPA issued a proposed federal implementation plan for BART at Four Corners, which was supplemented in February 2011. If approved, the revised plan would require the installation of SCRs on Units 4 and 5. TEP’s estimated share of capital costs to install these SCRs is approximately $35 million. Once the EPA finalizes the BART rule for Four Corners, the Four Corners participants would have until 2018 to achieve compliance.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
The San Juan, Four Corners and Navajo Plant participants’ obligations to comply with the EPA’s BART determinations, coupled with the financial impact of future climate change legislation, other environmental regulations, and other business considerations, could jeopardize the economic viability of these plants or the ability of individual participants to meet their obligations and continue their participation in these facilities.
TEP cannot predict the ultimate outcome of these matters.
NOTE 7. EMPLOYEE BENEFIT PLANS
The components of UniSource Energy’s net periodic benefit cost are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	—Millions of Dollars—

Components of Net Periodic Benefit Cost
Service Cost	$2	$2	$—	$—
Interest Cost	4	4	1	1
Expected Return on Plan Assets	(4)	(3)	—	—
Amortization of Net Loss	2	1	—	—

Net Periodic Benefit Cost	$4	$4	$1	$1

The table above includes pension benefit costs of less than $1 million and other postretirement benefit costs of less than $0.1 million for UNS Gas and UNS Electric.
NOTE 8. SHARE-BASED COMPENSATION PLANS
PERFORMANCE SHARES
In March 2011, the Compensation Committee granted 80,440 performance share awards to officers. 50% of the performance share awards had a grant date fair value, based on a Monte Carlo simulation, of $33.73 per share. Those awards will be paid out in shares of UniSource Energy Common Stock based on a comparison of UniSource Energy’s cumulative Total Shareholder Return to that of the Edison Electric Institute Index during the performance period of January 1, 2011 through December 31, 2013. The remaining 50% had a grant date fair value of $36.58 per share and will be paid out in shares of UniSource Energy Common Stock based on cumulative net income for the three-year period ended December 31, 2013. The performance shares vest based on the achievement of goals by the end of the performance period; any unearned awards are forfeited. Performance shares are eligible for dividend equivalents during the performance period.
SHARE-BASED COMPENSATION EXPENSE
UniSource Energy and TEP recorded share-based compensation expense net of amounts capitalized of less than $1 million for each of the three months ended March 31, 2011 and 2010.
At March 31, 2011, the total unrecognized compensation cost related to non-vested share-based compensation was $4 million, which will be recorded as compensation expense over the remaining vesting periods through December 2013. The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at March 31, 2011, was 1 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 9. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables set forth, by level within the fair value hierarchy, UniSource Energy and TEP’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011, and December 31, 2010. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no transfers between Levels 1, 2 or 3 for either reporting period.

	UniSource Energy
	March 31, 2011
	Quoted Prices
	In	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	—Millions of Dollars—
Assets
Cash Equivalents (1)	$43	$—	$—	$43
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	17	—	17
Collateral Posted (3)	—	1	—	1
Energy Contracts (4)	—	1	15	16

Total Assets	43	19	15	77

Liabilities
Energy Contracts (4)	—	(13)	(26)	(39)
Interest Rate Swaps (5)	—	(9)	—	(9)

Total Liabilities	—	(22)	(26)	(48)

Net Total Assets and (Liabilities)	$43	$(3)	$(11)	$29

	UniSource Energy
	December 31, 2010
	Quoted Prices
	In	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	—Millions of Dollars—
Assets
Cash Equivalents (1)	$38	$—	$—	$38
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	16	—	16
Collateral Posted (3)	—	3	—	3
Energy Contracts (4)	—	—	15	15

Total Assets	38	19	15	72

Liabilities
Energy Contracts (4)	—	(19)	(25)	(44)
Interest Rate Swaps (5)	—	(10)	—	(10)

Total Liabilities	—	(29)	(25)	(54)

Net Total Assets and (Liabilities)	$38	$(10)	$(10)	$18

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	TEP
	March 31, 2011
	Quoted Prices
	In	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	—Millions of Dollars—
Assets
Cash Equivalents (1)	$19	$—	$—	$19
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	17	—	17
Collateral Posted (3)	—	1	—	1
Energy Contracts (4)	—	1	4	5

Total Assets	19	19	4	42

Liabilities
Energy Contracts (4)	—	(6)	(3)	(9)
Interest Rate Swaps (5)	—	(9)	—	(9)

Total Liabilities	—	(15)	(3)	(18)

Net Total Assets and (Liabilities)	$19	$4	$1	$24

	TEP
	December 31, 2010
	Quoted Prices
	In	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	—Millions of Dollars—
Assets
Cash Equivalents (1)	$21	$—	$—	$21
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	16	—	16
Energy Contracts (4)	—	—	3	3

Total Assets	21	16	3	40

Liabilities
Energy Contracts (4)	—	(7)	(2)	(9)
Interest Rate Swaps (5)	—	(10)	—	(10)

Total Liabilities	—	(17)	(2)	(19)

Net Total Assets and (Liabilities)	$21	$(1)	$1	$21

(1)	Cash Equivalents are based on observable market prices and include the fair value of commercial paper, money market funds and certificates of deposit. These amounts are included in Cash and Cash Equivalents and Investments and Other Property — Other in the UniSource Energy and TEP balance sheets.

(2)	Rabbi Trust Investments include amounts held in mutual and money market funds related to deferred compensation and SERP benefits. The valuation is based on quoted prices traded in active markets. These investments are included in Investments and Other Property — Other in the UniSource Energy and TEP balance sheets.

(3)	Collateral provided for energy contracts with counterparties to reduce credit risk exposure. Collateral posted is included in Current Assets — Other in the UniSource Energy and TEP balance sheets.

(4)	Energy Contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to reduce exposure to energy price risk. These contracts are included in Derivative Instruments in the UniSource Energy and TEP balance sheets. The valuation techniques are described below. See Note 13.

(5)	Interest Rate Swaps are valued based on the 6-month LIBOR index or the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap index. These interest rate swaps are included in Derivative Instruments in the UniSource Energy and TEP balance sheets.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
The following tables set forth a reconciliation of changes in the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy:

	UniSource Energy			TEP
		Three Months Ended
		March 31, 2011
	Energy	Equity		Energy
	Contracts	Investments	Total	Contracts
	—Millions of Dollars—
Balance as of December 31, 2010	$(10)	$—	$(10)	$1
Gains (Losses) Realized/Unrealized
Recorded to:
Net Regulatory Assets — Derivative Instruments	(3)	—	(3)	1
Other Comprehensive Income	—	—	—	—
Settlements	2	—	2	(1)

Balance as of March 31, 2011	$(11)	$—	$(11)	$1

Total gains (losses) attributable to the change in unrealized gains or losses relating to assets/liabilities still held at the end of the period	$(3)	$—	$(3)	$1

	UniSource Energy			TEP
		Three Months Ended
		March 31, 2010
	Energy	Equity		Energy
	Contracts	Investments	Total	Contracts
	—Millions of Dollars—
Balance as of December 31, 2009	$(13)	$6	$(7)	$(4)
Gains (Losses) Realized/Unrealized
Recorded to:
Net Regulatory Assets — Derivative Instruments	(5)	—	(5)	3
Other Comprehensive Income	(1)	—	(1)	(1)
Settlements	3	—	3	—

Balance as of March 31, 2010	$(16)	$6	$(10)	$(2)

Total gains (losses) attributable to the change in unrealized gains or losses relating to assets/liabilities still held at the end of the period	$(6)	$—	$(6)	$2

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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The amount recorded in the balance sheet (carrying value) and the estimated fair values of our financial instruments included the following:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	—Millions of Dollars—
Assets:
TEP Investments in Lease Debt and Equity	$67	$74	$105	$112
Millennium Note Receivable	15	15	15	15
Liabilities:
Long-Term Debt
TEP	1,004	909	1,004	866
UniSource Energy	1,353	1,286	1,353	1,243
NOTE 10. UNISOURCE ENERGY EARNINGS PER SHARE (EPS)
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
The following table shows the effects of potentially dilutive common stock on the weighted average number of shares:

	Three Months Ended
	March 31,
	2011	2010
	—Thousands of Dollars—
Numerator:
Net Income	$16,992	$19,972
Income from Assumed Conversion of Convertible Senior Notes	1,097	1,097

Adjusted Numerator	$18,089	$21,069

	—Thousands of Shares—
Denominator:
Weighted Average Shares of Common Stock Outstanding:
Common Shares Issued	36,596	35,850
Fully Vested Deferred Stock Units	117	107
Participating Securities	76	95

Total Weighted Average Shares of Common Stock Outstanding and Participating Securities-Basic	36,789	36,052
Effect of Dilutive Securities:
Convertible Senior Notes	4,242	4,140
Options and Stock Issuable under Share Based Compensation Plans	374	481

Total Shares — Diluted	41,405	40,673

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Stock options to purchase 168,000 and 234,000 shares of Common Stock were outstanding during the three months ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the stock option’s exercise price was greater than the average market price of the Common Stock.
NOTE 11. STOCKHOLDERS’ EQUITY
In February 2011, UniSource Energy declared a first quarter dividend to shareholders of $0.42 per share of UniSource Energy Common Stock. The $15 million dividend was paid in March 2011. In March 2010, UniSource Energy paid $14 million for the $0.39 per share dividend of UniSource Energy Common Stock declared in February 2010.
In March 2010, UniSource Energy contributed $15 million of capital to TEP.
Dividends and Capital Contribution
In February 2011 and again in April 2010, UNS Gas paid dividends of $10 million to UES. UES then paid dividends of $10 million to UniSource Energy. Millennium paid dividends which represented return of capital distributions to UniSource Energy of $6 million in the quarter ended March 31, 2010. UED paid dividends to UniSource Energy of $9 million in February 2010, $4 million of which represented a return of capital distribution.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION
A reconciliation of Net Income to Net Cash Flows — Operating Activities follows:

	UniSource Energy
	Three Months Ended
	March 31,
	2011	2010
	—Thousands of Dollars—

Net Income	$16,992	$19,972
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation Expense	32,790	31,099
Amortization Expense	7,377	6,572
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	1,418	1,261
Amortization of Deferred Debt-Related Costs Included in Interest Expense	1,045	922
Provision for Bad Debts	806	794
Use of Renewable Energy Credits for Compliance	2,535	—
Deferred Income Taxes	11,115	6,992
Deferred Tax Valuation Allowance	—	1,812
Pension and Postretirement Expense	5,306	4,876
Pension and Postretirement Funding	(1,969)	(1,739)
Stock Based Compensation Expense	926	784
Allowance for Equity Funds Used During Construction	(1,416)	(1,059)
CTC Revenue Refunded	(1,847)	(2,993)
Decrease to Reflect PPFAC/PGA Recovery	(5,793)	(12,631)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	23,787	23,478
Materials and Fuel Inventory	5,913	(542)
Accounts Payable	(4,864)	(4,874)
Income Taxes	(7,915)	3,338
Interest Accrued	(16,842)	(16,700)
Taxes Other Than Income Taxes	10,170	10,263
Accrued Employee Expense	(5,213)	(6,984)
Other	2,080	(40)

Net Cash Flows — Operating Activities	$76,401	$64,601

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	TEP
	Three Months Ended
	March 31,
	2011	2010
	—Thousands of Dollars—

Net Income	$6,983	$10,349
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation Expense	25,733	24,060
Amortization Expense	8,304	7,786
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	1,032	896
Amortization of Deferred Debt-Related Costs Included in Interest Expense	654	508
Provision for Bad Debts	479	481
Use of Renewable Energy Credits for Compliance	2,391	—
California Power Exchange Provision for Wholesale Revenue Refunds	—	2,970
Deferred Income Taxes	7,313	5,762
Pension and Postretirement Expense	4,707	4,327
Pension and Postretirement Funding	(1,595)	(1,463)
Stock Based Compensation Expense	722	607
Allowance for Equity Funds Used During Construction	(1,219)	(867)
CTC Revenue Refunded	(1,847)	(2,993)
Decrease to Reflect PPFAC/PGA Recovery	(9,342)	(3,118)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	18,006	16,137
Materials and Fuel Inventory	6,301	(1,767)
Accounts Payable	5	(1,267)
Income Taxes	(8,005)	1,905
Interest Accrued	(11,965)	(11,750)
Taxes Other Than Income Taxes	8,327	8,165
Accrued Employee Expense	(4,870)	(5,717)
Other	1,049	3,585

Net Cash Flows — Operating Activities	$53,163	$58,596

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 13. ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND HEDGING ACTIVITIES
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
DERIVATIVES POLICY
There have been no significant changes to our derivative instrument or credit risk policies as described in our Annual Report on Form 10-K for the year ended December 31, 2010.
FINANCIAL IMPACT OF DERIVATIVES
Cash Flow Hedges
At March 31, 2011 and December 31, 2010, UniSource Energy and TEP had liabilities related to their cash flow hedges of $11 million and $12 million, respectively. UniSource Energy and TEP had net after-tax unrealized gains on derivative activities reported in AOCI of less than $1 million for the three months ended March 31, 2011 and $2 million in net unrealized losses for the three months ended March 31, 2010.
Regulatory Treatment of Commodity Derivatives
The following table discloses unrealized gains and losses on energy contracts that are recoverable through the PPFAC or PGA on the balance sheet as a regulatory asset or a regulatory liability rather than as a component of AOCI or in the income statement.

	UniSource Energy		TEP
	Three Months Ended March 31,
	2011	2010	2011	2010
	—Millions of Dollars—
Increase (Decrease) to Regulatory Assets	$(6)	$13	$(2)	$3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
The fair value of assets and liabilities related to energy derivatives that will be recovered through the PPFAC or PGA were as follows:

	UniSource Energy		TEP
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
	—Millions of Dollars—
Assets	$16	$15	$5	$3
Liabilities	(37)	(42)	(7)	(7)

Net Assets (Liabilities)	$(21)	$(27)	$(2)	$(4)

Realized gains and losses on settled gas swaps are fully recovered through the PPFAC or PGA. For the three months ended March 31, 2011 and 2010, UniSource Energy realized losses of $6 million and $4 million, respectively. TEP realized losses of less than $1 million in each of the same reporting periods.
At March 31, 2011, TEP had contracts that will settle through the third quarter of 2015; UNS Electric had contracts that will settle through the fourth quarter of 2013; and UNS Gas had contracts that will settle through the first quarter of 2013.
Other Commodity Derivatives
UniSource Energy and TEP record realized and unrealized gains and losses on other energy contracts on a net basis in Wholesale Sales. The settlement of forward power purchase and sales contracts that did not result in physical delivery were as follows:

	UniSource Energy and TEP
	Three Months Ended
	March 31,
	2011	2010
	—Millions of Dollars—
Recorded in Wholesale Sales:
Forward Power Sales	$(1)	$1
Forward Power Purchases	1	(1)

Total Sales and Purchases Not Resulting in Physical Delivery	$—	$—

DERIVATIVE VOLUMES
At March 31, 2011, UniSource Energy and TEP had gas swaps totaling 16,731 Billion British thermal units (GBtu) and 7,736 GBtu, respectively, and power contracts totaling 4,582 Gigawatt-hours (GWh) and 1,275 GWh, respectively, which were accounted for as derivatives. At December 31, 2010, UniSource Energy and TEP had gas swaps totaling 14,973 GBtu and 6,424 GBtu, respectively, and power contracts totaling 4,807 GWh and 1,144 GWh, respectively, which were accounted for as derivatives.
CREDIT RISK ADJUSTMENT
At March 31, 2011, and at December 31, 2010, the impact of counterparty credit risk and the impact of our own credit risk on the fair value of derivative asset contracts was less than $1 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded) — Unaudited
CONCENTRATION OF CREDIT RISK
The following table shows the sum of the fair value of all derivative instruments under contracts with credit-risk related contingent features that are in a net liability position at March 31, 2011. It also shows cash collateral to be posted if credit-risk related contingent features were triggered.

		UniSource
	TEP	Energy
	March 31, 2011
	—Millions of Dollars—
Net Liability Position	$16	$50
Cash Collateral Posted	1	1
Letters of Credit	1	14
Additional Collateral to Post if Contingent Features Triggered	16	40
As of March 31, 2011, TEP had $21 million of credit exposure to other counterparties’ creditworthiness related to its wholesale marketing and gas hedging activities, of which five counterparties individually composed greater than 10% of the total credit exposure. At March 31, 2011, UNS Electric had $4 million of credit exposure related to its supply and hedging contracts, concentrated primarily with one counterparty. At March 31, 2011, UNS Gas had immaterial exposure to other counterparties’ creditworthiness.
NOTE 14. REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The UniSource Energy and TEP condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports (dated May 2, 2011) are included on pages 1 and 2. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their reports on the unaudited financial information because neither of those reports is a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2.	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:
•	outlook and strategies;
•	operating results during the first quarter of 2011 compared with the same period in 2010;
•	factors affecting our results and outlook;
•	liquidity, capital needs, capital resources, and contractual obligations;
•	dividends; and
•	critical accounting estimates.
Management’s Discussion and Analysis should be read in conjunction with UniSource Energy and TEP’s 2010 Annual Report on Form 10-K and with the Comparative Condensed Consolidated Financial Statements, beginning on page 3, which present the results of operations for the three months ended March 31, 2011 and 2010. Management’s Discussion and Analysis explains the differences between periods for specific line items of the Comparative Condensed Consolidated Financial Statements.
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
TEP, an electric utility, provides electric service to the community of Tucson, Arizona. UES, through its two operating subsidiaries, UNS Gas and UNS Electric, provides gas and electric service to more than 30 communities in northern and southern Arizona.
UED developed and owns the Black Mountain Generating Station (BMGS) in northwestern Arizona. The facility, which includes two natural gas-fired combustion turbines, provides energy to UNS Electric through a power sales agreement.
Millennium has existing investments in unregulated businesses that represent less than 1% of UniSource Energy’s total assets as of March 31, 2011; no new investments are planned in Millennium. Southwest Energy Solutions (SES), a subsidiary of Millennium, provides supplemental labor and meter reading services to TEP, UNS Gas and UNS Electric.
UniSource Energy was incorporated in the state of Arizona in 1995 and obtained regulatory approval to form a holding company in 1997. TEP and UniSource Energy exchanged shares of stock in 1998, making TEP a subsidiary of UniSource Energy.
OUTLOOK AND STRATEGIES
Our financial prospects and outlook for the next few years will be affected by many factors including: TEP’s 2008 Rate Order, which freezes base rates through 2012; the weak national and regional economic conditions; volatility in the financial markets; the increasing number of environmental laws and regulations; and other regulatory factors. Our plans and strategies include the following:
•	Focusing on our core utility businesses including: operational excellence; investing in utility rate base; customer satisfaction; maintaining a strong community presence; and achieving constructive regulatory outcomes.

•	Expanding TEP’s and UNS Electric’s portfolio of renewable energy sources and programs to meet Arizona’s Renewable Energy Standard while creating ownership opportunities for renewable energy projects that benefit customers, shareholders and the communities we serve.
•	Developing strategic responses to Arizona’s Energy Efficiency Standard that protect the financial stability of our utility businesses and provide benefits to our customers.
•	Developing strategic responses to new environmental regulations and potential new legislation, including potential limits on greenhouse gas emissions. We are evaluating TEP’s existing mix of generation resources and defining steps to achieve environmental objectives that provide an appropriate return on investment and are consistent with earnings growth.
RESULTS OF OPERATIONS
Contribution by Business Segment
The table below shows the contributions to our consolidated after-tax earnings by our three business segments as well as Other Non-Reportable Segments.

Three Months Ended March 31,	2011	2010
	—Millions of Dollars—
TEP	$7	$10
UNS Gas	6	6
UNS Electric	3	3
Other Non-Reportable Segments(1)	1	1

Consolidated Net Income	$17	$20

(1)	Includes: UniSource Energy parent company expenses; Millennium; and UED.
Executive Overview
First Quarter of 2011 Compared with the First Quarter of 2010
TEP
TEP reported net income of $7 million in the first quarter of 2011 compared with net income of $10 million in the first quarter of 2010. The decrease was due primarily to:
•	an $8 million increase in Base O&M primarily due to TEP’s share of planned generating plant maintenance expense at San Juan, which is operated by PNM;
•	a $4 million decrease in wholesale transmission revenues compared with the first quarter of 2010. In the first quarter of 2010, TEP sold temporary transmission capacity to Salt River Project;
•	a $2 million increase in depreciation expense as a result of an increase in plant-in-service; and
•	a $1 million decline in long-term wholesale margin revenues as a result of lower kWh sales to NTUA compared with the first quarter of 2010; partially offset by:
•	a $3 million loss related to the settlement of a dispute related to wholesale power transactions recorded in the first quarter of 2010; and
•	a $2 million reduction in income tax expense related to an adjustment to deferred taxes.
See Tucson Electric Power Company, Results of Operations, below for more information.

UNS Gas and UNS Electric
UNS Gas and UNS Electric reported combined net income of $9 million in the first quarters of 2011 and 2010.
See UNS Gas, Results of Operations and UNS Electric, Results of Operations, below, for more information.
Operations and Maintenance Expense
The table below summarizes the items included in UniSource Energy’s O&M expense.

Three Months Ended March 31,	2011	2010
	—Millions of Dollars—
TEP Base O&M (Non-GAAP)(1)	$62	$54
UNS Gas Base O&M (Non-GAAP)(1)	6	6
UNS Electric Base O&M (Non-GAAP)(1)	5	5
Consolidating Adjustments and Other(2)	(2)	(2)

UniSource Energy Base O&M (Non-GAAP)	71	63
Reimbursed Expenses Related to Springerville Units 3 and 4	16	13
Expenses related to customer funded renewable energy and demand side energy programs(3)	14	7

Total UniSource Energy O&M (GAAP)	$101	$83

(1)	Base O&M, a Non-GAAP financial measure, should not be considered as an alternative to Other O&M, which is determined in accordance with GAAP. TEP believes that Base O&M, which is Other O&M less reimbursed expenses and expenses related to customer-funded renewable energy and demand-side management programs, provides useful information to investors.

(2)	Includes Millennium, UED and parent company O&M, and inter-company eliminations.

(3)	Represents expenses related to customer-funded renewable energy and DSM programs; the offsetting funds collected from customers are recorded in retail revenue.
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

			Borrowings under	Amount Available
	Cash and Cash		Revolving Credit	under Revolving
Balances as of April 19, 2011	Equivalents		Facility(1)	Credit Facility
			—Millions of Dollars—
UniSource Energy Stand-Alone	$2		$49	$76
TEP	18		26	174
UNS Gas	39		—	70	(2)
UNS Electric	24		13	57	(2)
Other	6	(3)	N/A	N/A

Total	$89

(1)	Includes LOCs issued under Revolving Credit Facilities.

(2)	Either UNS Gas or UNS Electric may borrow up to a maximum of $70 million, but the total combined amount borrowed by both companies cannot exceed $100 million.

(3)	Includes cash and cash equivalents at Millennium and UED.

Short-term Investments
UniSource Energy’s short-term investment policy governs the investment of excess cash balances by UniSource Energy and its subsidiaries. We review this policy periodically in response to market conditions to adjust, if necessary, the maturities and concentrations by investment type and issuer in the investment portfolio. As of March 31, 2011, UniSource Energy’s short-term investments include highly-rated and liquid money market funds, certificates of deposit and commercial paper. These short-term investments are classified as Cash and Cash Equivalents on the Balance Sheet.
Access to Revolving Credit Facilities
UniSource Energy, TEP, UNS Gas and UNS Electric are each party to a revolving credit agreement with a group of lenders that is available for working capital purposes. Each of these agreements is a committed facility that expires in November 2014. The TEP and UNS Gas/UNS Electric Credit Agreements may be used for revolving borrowings as well as to issue letters of credit. TEP, UNS Gas and UNS Electric each issue letters of credit from time to time to provide credit enhancement to counterparties for their power or gas procurement and hedging activities. The UniSource Energy Credit Agreement also may be used to issue letters of credit for general corporate purposes.
UniSource Energy and its subsidiaries believe they have sufficient liquidity under their revolving credit facilities to meet their short-term working capital needs and to provide credit enhancement as may be required under their respective energy procurement and hedging agreements. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, Credit Risk, below.
Liquidity Outlook
The UED Credit Agreement matures in March 2012 but is expected to be repaid in 2011 upon the proposed acquisition by UNS Electric of BMGS. See Other Non-Reportable Business Segments, UED, below.
Executive Overview — UniSource Energy Consolidated Cash Flows

Three Months Ended March 31,	2011	2010
	—Millions of Dollars—
Operating Activities	$76	$65
Investing Activities	(49)	(93)
Financing Activities	(19)	21
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
Operating Activities
In the first three months of 2011, net cash flows from operating activities were $11 million higher than the same period last year due to:
•	a $20 million increase in cash receipts from retail electric and gas sales due in part to higher fuel and purchased power cost recoveries from UNS Electric customers, higher sales tax collections from customers resulting from a 1% increase in the sales tax rate, and timing differences in billing cycles compared with the first quarter of 2010;
•	a $15 million reduction in fuel and purchased energy costs;

•	a $5 million decrease in cash deposits (net of receipts) made with gas and power hedging counterparties; partially offset by:
•	a $26 million increase in O&M costs due in part to higher generating plant outage costs, as well as timing differences in the reimbursement of operating costs at Springerville Units 3 and 4. The plant owners of Springerville Units 3 and 4 reimburse TEP for operating costs, which are recorded in a separate line item in the statement of cash flows; and
•	a $4 million increase in taxes paid.
Investing Activities
Net cash flows used for investing activities decreased by $44 million in the first three months of 2011 due to: a $17 million increase in proceeds from investments in Springerville lease debt and a decrease in capital expenditures of $25 million. TEP purchased Sundt Unit 4 for $51 million in March 2010, which led to the year-over-year decline in capital expenditures.
Capital Expenditures

	Actual Year-to-Date	Estimate
	March 31, 2011	Full Year 2011
	—Millions of Dollars—
TEP	$66	$306
UNS Gas	2	12
UNS Electric(1)	7	37
Other Capital Expenditures	14	36

UniSource Energy Consolidated	$89	$391

(1)	UNS Electric is expected to purchase BMGS from UED for approximately $62 million in 2011. Since this is an inter-company transaction, it is not included in the chart, as it is eliminated from UniSource Energy consolidated capital expenditures. See UNS Electric, Liquidity and Capital Resources, Cash Flows and Capital Expenditures, below for more information.
Financing Activities
Net cash flows from financing activities were $40 million lower in the first three months of 2011 compared with the same period last year due primarily to: a $28 million decrease in proceeds from issuance of long-term debt and a $23 million increase in payments on capital lease obligations; partially offset by a $13 million increase in borrowings, net of repayments, under the UniSource Credit Agreement and TEP Revolving Credit Facility.
Capital Contributions
In the first quarter of 2010, UED paid a $9 million dividend to UniSource Energy, of which $4 million represented a return of capital distribution and UniSource Energy contributed $15 million in capital to TEP to help fund the purchase of Sundt Unit 4.
UniSource Credit Agreement
The UniSource Credit Agreement consists of a $125 million revolving credit and revolving letter of credit facility. The UniSource Credit Agreement will expire in November 2014. At March 31, 2011, there was $49 million outstanding at a weighted average interest rate of 3.25%.
The UniSource Credit Agreement restricts additional indebtedness, liens, mergers and sales of assets. The UniSource Credit Agreement also requires UniSource Energy to meet a minimum cash flow to interest coverage ratio determined on a UniSource Energy stand-alone basis and not to exceed a maximum leverage ratio determined on a consolidated basis. Under the terms of the UniSource Credit Agreement, UniSource Energy may pay dividends so long as it maintains compliance with the agreement.
As of March 31, 2011, we were in compliance with the terms of the UniSource Credit Agreement.

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
Convertible Senior Notes
UniSource Energy has $150 million of 4.50% Convertible Senior Notes due 2035. Each $1,000 of Convertible Senior Notes is convertible into 28.276 shares of UniSource Energy Common Stock at any time, representing a conversion price of approximately $35.37 per share of our Common Stock, subject to adjustments. The closing price of UniSource Energy’s Common Stock was $35.46 on April 19, 2011.
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
Guarantees
In the normal course of business, we enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. We enter into these agreements primarily to support or enhance the creditworthiness of a subsidiary on a stand-alone basis. The most significant of these guarantees at March 31, 2011 were:
•	UES’ guarantee of senior unsecured notes issued by UNS Gas ($100 million) and UNS Electric ($100 million);
•	UES’ guarantee of the $100 million UNS Gas/UNS Electric Revolver;
•	UniSource Energy’s guarantee of approximately $2 million in building lease payments for UNS Gas; and
•	UniSource Energy’s guarantee of the $29 million of outstanding loans under the UED Credit Agreement.
Any liabilities that may exist under these contracts are included in the consolidated balance sheets.
Contractual Obligations
There have been no significant changes in our contractual obligations or other commercial commitments from those reported in our 2010 Annual Report on Form 10-K, other than the following entered into in 2011:

Payment Due in Years						2016
Ending December 31,	2011	2012	2013	2014	2015	and after	Total
	—Millions of Dollars—
Purchase Obligations:
Fuel	$34	$40	$14	$14	$—	$—	$102
Purchased Power (1)	1	6	1	1	1	10	20

Total Additional Contractual Cash Obligations	$35	$46	$15	$15	$1	$10	$122

[1]
Purchased Power includes a long-term Purchased Power Agreement (PPA) with a developing renewable energy generation producer to meet compliance under the RES tariff. The facility achieved commercial operation on March 31, 2011. TEP is obligated to purchase 100% of the output of this facility. The table above includes estimated future payments based on expected power deliveries under this contract through 2031. TEP has entered into additional long-term renewable PPAs to comply with the RES tariff; however, TEP’s obligation to accept and pay for electric power under these agreements does not begin until the facilities are constructed and operational.

Dividends on Common Stock
The following table shows the dividends declared to UniSource Energy shareholders for 2011:

			Dividend Amount Per
Declaration Date	Record Date	Payment Date	Share of Common Stock
February 25, 2011	March 11, 2011	March 23, 2011	$0.42
Income Tax Position
At March 31, 2011, UniSource Energy and TEP had the following carryforward amounts:

	UniSource Energy		TEP
	Amount	Expiring Year	Amount	Expiring Year
	—Amounts in Millions of Dollars—
Capital Loss	$8	2015	$—	—
Federal NOL	21	2031	14	2031
AMT Credit	34	None	16	None
The 2010 Federal Tax Relief Act includes provisions that make qualified property placed into service between September 8, 2010 and January 1, 2012 eligible for 100% bonus depreciation for tax purposes and qualified property placed in service during 2012 eligible for 50% bonus depreciation for tax purposes. This is an acceleration of tax benefits UniSource Energy otherwise would have received over 20 years. As a result of these provisions, UniSource Energy may not pay any federal income taxes in 2011 or 2012.
TUCSON ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS
Executive Summary
The financial condition and results of operations of TEP are currently the principal factors affecting the financial condition and results of operations of UniSource Energy on an annual basis. The following discussion relates to TEP’s utility operations, unless otherwise noted.
First Quarter of 2011 Compared with First Quarter of 2010
TEP recorded net income of $7 million in the first quarter of 2011 compared with net income of $10 million in the same period in 2010. The following factors contributed to the change in TEP’s net income:
•	an $8 million increase in Base O&M primarily due to TEP’s share of planned generating plant maintenance expense at San Juan, which is operated by PNM;
•	a $4 million decrease in wholesale transmission revenues compared with the first quarter of 2010. In the first quarter of 2010, TEP sold temporary transmission capacity to Salt River Project;
•	a $2 million increase in depreciation expense as a result of additional plant-in-service; and
•	a $1 million decline in long-term wholesale margin revenues as a result of lower kWh sales to NTUA compared with the first quarter of 2010; partially offset by:
•	a $3 million loss related to the settlement of a dispute related to wholesale power transactions recorded in the first quarter of 2010; and
•	a $2 million reduction in income tax expense related to an adjustment to deferred taxes.

Utility Sales and Revenues
Customer growth, weather, economic conditions and other consumption factors affect retail sales of electricity. Electric wholesale revenues are affected by prices in the wholesale energy market, the availability of TEP’s generating resources, and the level of wholesale forward contract activity.
The table below provides a summary of the margin revenues (retail revenues excluding base fuel, Purchased Power and Fuel Adjustment Clause (PPFAC) and Renewable Energy Standard and Tariff (RES) and Demand Side Management (DSM) charges) on TEP’s retail sales during the first quarters of 2010 and 2011 as well as weather data for TEP’s service territory.

			Increase (Decrease)
Three Months Ended March 31,	2011	2010	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	749	755	(6)	(0.8%)
Commercial	401	394	7	1.7%
Industrial	490	474	16	3.4%
Mining	265	261	4	1.5%
Public Authorities	50	45	5	11.7%

Total Electric Retail Sales	1,955	1,929	26	1.3%

Retail Margin Revenues (in millions):
Residential	$47	$47	—	(0.8%)
Commercial	31	31	—	1.6%
Industrial	21	21	—	(1.9%)
Mining	8	7	1	4.1%
Public Authorities	2	2	—	13.6%

Total Retail Margin Revenues (Non-GAAP)**	$109	$108	1	0.3%
PPFAC Revenues	50	51	(1)	(2.0%)
RES & DSM Revenues	15	8	7	87.8%

Total Retail Revenues (GAAP)	$174	$167	7	3.8%

Avg. Retail Margin Rate (cents / kWh):
Residential	6.26	6.27	(0.01)	(0.1%)
Commercial	7.75	7.75	—	—
Industrial	4.21	4.43	(0.22)	(5.1%)
Mining	2.87	2.80	0.07	2.6%
Public Authorities	5.01	4.93	0.08	1.8%

Avg. Retail Margin Rate	5.56	5.62	(0.06)	(1.1%)
Avg. PPFAC Rate	2.55	2.64	(0.09)	(3.5%)
Avg. RES & DSM Rate	0.77	0.41	0.36	85.3%

Total Avg. Retail Rate	8.88	8.68	0.20	2.3%

	2011	2010
Weather Data:
Heating Degree Days
Three Months Ended March 31	856	881	(25)	(2.8%)
10-Year Average	806	805	NM	NM

*	Percent change calculated on un-rounded data; may not correspond to data shown in table.

**	Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Total Retail Revenues, which is determined in accordance with GAAP. TEP believes that Retail Margin Revenues, which is Total Retail Revenues less PPFAC revenues, and revenues for RES and DSM programs, provides useful information to investors.

Residential
Residential kWh sales were 0.8% lower in the first quarter of 2011, which led to a decrease in residential margin revenues of 0.8%, or less than $1 million. The decrease in residential kWh sales can be attributed in part to a 2.8% decrease in heating degree days compared with the first quarter of 2010. The implementation of energy efficiency measures also contributed to the decline in residential kWh sales during the first three months of 2011.
Commercial
Commercial kWh sales increased by 1.7% compared with the first quarter of 2010. The higher sales volumes resulted in an increase in margin revenues less than $1 million, or 1.6%.
Industrial
Industrial kWh sales increased by 3.4% compared with the first quarter of 2010. Despite higher sales volumes, margin revenues declined by less than $1 million, or 1.9%, due to changing usage patterns that reduced demand charges.
Mining
Higher copper prices led to increased mining activity resulting in a 1.5% increase in sales volumes in the first quarter of 2011 compared with the same period last year. Margin revenues from mining customers rose by approximately $1 million, or 4.1% compared with the same period last year due to higher energy consumption and changing usage patterns that increased demand charges.
Long-Term Wholesale and Transmission Revenues

			Increase (Decrease)
Three Months Ended March 31,	2011	2010	Amount	Percent*

Long-Term Wholesale Contracts
kWh Sales (millions)	230	288	(58)	(20.0%)
Total Revenues ($ millions)	$13	$15	$(2)	(9.7%)
Margin Revenues ($ millions)	$7	$8	$(1)	(13.6%)

Wholesale Transmission Revenues ($ millions)	$4	$8	$(4)	(48.4%)

*	Percent change calculated on un-rounded data; may not correspond to data shown in table.
Margin revenues from long-term wholesale contracts decreased by $1 million compared with the first quarter of 2010, due primarily to a 13% decline in kWh sales to NTUA. Mild weather during the month of March negatively impacted TEP’s kWh sales to NTUA compared with the first quarter of last year.
Short-Term Wholesale and Trading Revenues
In the first quarters of 2011 and 2010, TEP’s short-term wholesale and trading revenues were $18 million in both periods. All of the revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity are credited against the fuel and purchased power costs eligible for recovery in the PPFAC.

Other Revenues

Three Months Ended March 31,	2011	2010
	—Millions of Dollars—
Reimbursements related to Springerville Units 3 and 4(1)	$24	$21
Other Revenue	7	5

Total Revenue	$31	$26

(1)	Represents reimbursements from Tri-State and SRP, the owners of Springerville Units 3 and 4, respectively, for expenses incurred by TEP related to the operation of these plants.
In addition to reimbursements related to Springerville Units 3 and 4, TEP’s other revenues include: inter-company revenues from UNS Gas and UNS Electric for corporate services provided by TEP; and miscellaneous service-related revenues such as power pole attachments, damage claims and customer late fees.
Operating Expenses
Fuel and Purchased Power Expense
TEP’s fuel and purchased power expense and energy resources for the first quarters of 2011 and 2010 are detailed below:

	Generation and
TEP	Purchased Power		Expense
Three Months Ended March 31,	2011	2010	2011	2010
	—Millions of kWh—		—Millions of Dollars—
Coal-Fired Generation	2,365	2,095	$58	$48
Gas-Fired Generation	175	183	11	9
Renewable Generation	7	7	—	—

Total Generation (1)	2,547	2,285	69	57
Total Purchased Power	470	587	17	25
Transmission	—	—	1	1
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	(9)	(3)

Total Resources	3,017	2,872	$78	$80

Less Line Losses and Company Use	(187)	(153)

Total Energy Sold	2,830	2,719

(1)	Generation expense in the first quarters of 2011 and 2010 excludes $2 million and $1 million, respectively, related to Springerville Units 3 and 4; these expenses were reimbursed by Tri-State and SRP and recorded in Other Revenue.
Generation
Total generating output in the first quarter of 2011 increased by 11% compared with the same period last year. The higher output was due primarily to the increased availability of TEP’s largest coal-fired generating plants, Springerville Units 1 and 2. During the first quarter of 2010, both Springerville Units 1 and 2 experienced unplanned outages. The availability of Springerville Unit 2 during the first quarter of 2010 also was reduced by a planned maintenance outage.
Purchased Power
Purchased power volumes decreased by 20% during the first quarter of 2011 due to the increased availability of TEP’s coal-fired generating resources.

The table below summarizes TEP’s cost per kWh generated or purchased.

Three Months Ended March 31,	2011	2010
	—cents per kWh—
Coal	$2.46	$2.28
Gas	6.20	4.99
Purchased Power	3.53	4.20
All Sources	2.85	2.85
Market Prices
As a participant in the Western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions. The average market price for around-the-clock energy based on the Dow Jones Palo Verde Market Index (Palo Verde Market Index) was 33% lower in the first quarter of 2011 compared with the same period last year. The average price for natural gas based on the Permian Index was 25% lower than it was during the first quarter of 2010. We cannot predict whether changes in various factors that influence demand and supply will cause prices to change during the remainder of 2011.

Average Market Price for Around-the-Clock Energy	$/MWh
Quarter ended March 31, 2011	$27
Quarter ended March 31, 2010	40

Average Market Price for Natural Gas	$/MMBtu
Quarter ended March 31, 2011	$3.92
Quarter ended March 31, 2010	5.26
O&M
The table below summarizes the items included in TEP’s O&M expense.

Three Months Ended March 31,	2011	2010
	—Millions of Dollars—
Base O&M (Non-GAAP)(1)	$62	$54
O&M recorded in Other Expense	(2)	(2)
Reimbursed expenses related to Springerville Units 3 and 4	16	13
Expenses related to customer funded renewable energy and DSM programs(2)	12	5

Total O&M (GAAP)	$88	$70

(1)	Base O&M, a Non-GAAP financial measure, should not be considered as an alternative to Other O&M, which is determined in accordance with GAAP. TEP believes that Base O&M, which is Other O&M less reimbursed expenses and expenses related to customer-funded renewable energy and demand-side management programs, provides useful information to investors.

(2)	Represents expenses related to TEP’s customer-funded renewable energy and DSM programs; the offsetting funds collected from customers are recorded in retail revenue.
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

Springerville Units 3 and 4
TEP operates and receives annual benefits in the form of rental payments and other fees and cost savings from operating Springerville Unit 3 on behalf of Tri-State and Springerville Unit 4 on behalf of SRP. TEP recorded pre-tax income of $6 million in the first quarter of 2011 and $7 million in the first quarter of 2010 related to the operation of these units. The table below summarizes the income statement line items where TEP records revenues and expenses related to Springerville Units 3 and 4.

Three Months Ended March 31,	2011	2010
	—Millions of Dollars—
Other Revenues	$24	$21
Fuel Expense	2	1
Operations and Maintenance Expense	16	13

Total Pre-Tax Income	$6	$7

Refinancing Activity
In November 2010, TEP amended and restated its existing credit agreement (TEP Credit Agreement). As a result of the increase in the interest rate on borrowings under the revolving credit facility and the margin rate in effect on the letter of credit facility, we estimate that interest expense related to the TEP Credit Agreement will increase by $6 million in 2011 compared with 2010. TEP’s interest expense, excluding interest expense related to capital lease obligations, was $12 million in the first quarter of 2011 compared with $10 million in the first quarter of 2010.
Pension and Postretirement Benefit Expense
In the first quarters of 2011 and 2010, TEP charged $4 million of pension and postretirement benefit expenses to O&M expense. In 2011, TEP expects to charge $15 million of pension and postretirement benefit expense to O&M expense, compared with $13 million in 2010.
Long-Term Wholesale Sales
TEP’s two primary long-term wholesale contracts are with SRP and the Navajo Tribal Utility Authority (NTUA). TEP’s margin on long-term wholesale sales was $7 million during the first three months of 2011, compared to $8 million from the same period last year.
TEP estimates its margin on long-term wholesale sales in 2011 will be $19 million, compared with $28 million in 2010. The decrease is expected as a result of changes in the terms of the SRP contract described below.
Salt River Project
Under terms of the SRP contract, TEP receives a monthly demand charge of approximately $1.8 million, or $22 million annually, and sells the energy at a price based on TEP’s average fuel cost. Beginning June 1, 2011, SRP will be required to purchase 73,000 MWh per month, or 876,000 MWh annually. TEP will not receive a demand charge, and the price of energy will be based on a slight discount to the Palo Verde Market Index. As of April 19, 2011, the average around-the-clock forward price of power on the Palo Verde Market Index for June through December 2011 was $35 per MWh.
Navajo Tribal Utility Authority
TEP serves the portion of NTUA’s load that is not served from NTUA’s allocation of federal hydroelectric power. Over the last three years, sales to NTUA averaged 225,000 MWh. Since 2010, the price of 50% of the MWh sales from June to September has been based on the Palo Verde Market Index. In 2010, approximately 14% of the total energy sold to NTUA was priced based on the Palo Verde Market Index.

El Paso Electric Dispute
On April 26, 2011, TEP and El Paso entered into a proposed settlement agreement, subject to approvals by the FERC, to resolve a dispute over transmission service from Luna to TEP’s system that originated in 2006 under the 1982 Power Exchange and Transmission Agreement between the parties (Exchange Agreement). In 2008, the FERC issued an order supporting TEP’s position in the dispute, which El Paso subsequently appealed. In December 2008, El Paso refunded $11 million to TEP for transmission service from Luna to TEP’s system from 2006 to 2008, including interest. TEP has not recognized income related to the $11 million refund pending resolution of the dispute.
The proposed settlement allows TEP to use rights for transmission that exist under the Exchange Agreement for transmission of power from Luna and from a new interconnection at Macho Springs to TEP’s system.
Additionally, TEP will enter into two new firm transmission capacity agreements under El Paso’s Open Access Transmission Tariff (OATT) for 40 MW. Finally, El Paso will withdraw its appeal before the United States Court of Appeals for the District of Columbia Circuit, and TEP will withdraw its complaint before the United States District Court for the District of Arizona.
The settlement agreement will be filed at FERC and will become effective after both: 1) issuance by the FERC of a final non-appealable order approving the settlement, and 2) issuance by the FERC of a final non-appealable order approving a settlement between El Paso and Macho Springs Power I, LLC regarding the reimbursement of network upgrade costs associated with the interconnection of the Macho Springs wind facility to the El Paso system. TEP will purchase the output of the Macho Springs facility under a 20-year PPA which is expected to begin later this year.
If the settlement agreements are both approved by FERC, TEP would recognize a pre-tax gain of approximately $8 million. TEP cannot predict if or when FERC will approve the settlement agreements.
See Note 6 for more information.
Energy Efficiency Standards (EE Standards)
In August 2010, the ACC approved new EE Standards designed to require TEP, UNS Electric and other affected electric utilities to implement cost-effective DSM programs. In 2010, TEP’s programs saved energy equal to 1.1% of its 2009 sales. In 2011, the EE Standards target total kWh savings of 1.25% of 2010 sales. The EE Standards increase thereafter up to a targeted cumulative annual reduction in retail kWh sales of 22% by 2020.
The EE Standards can be met by new and existing DSM programs, direct load control programs and a portion of energy efficient building codes. The EE Standards provide for the recovery of costs incurred to implement DSM programs. TEP’s DSM programs and rates charged to customers for such programs are subject to approval by the ACC.
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
In January 2011, TEP filed its 2011-2012 Energy Efficiency Implementation Plan with the ACC. The plan includes a request to approve an interim mechanism that would allow the recovery of lost revenues resulting from the implementation of energy efficiency measures. TEP’s request seeks recovery of up to $4 million in 2011 and up to $14 million in 2012. The ACC is expected to consider TEP’s request in the second or third quarter of 2011.
Competition
New technological developments and the success of energy efficiency programs may reduce energy consumption by TEP’s retail customers. TEP’s customers also have the ability to install renewable energy technologies and conventional generation units that could reduce their reliance on TEP’s services. Self-generation by TEP’s customers has not had a significant impact to date. In the wholesale market, TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy.

Renewable Energy Standard and Tariff
In 2010, the ACC approved a funding mechanism that allows TEP to recover operating costs, depreciation, property taxes and a return on its investments in TEP-owned solar projects through RES funds until such costs are reflected in TEP’s base rates. TEP invested $14 million in two solar projects that were completed in December 2010 and began cost recovery through the RES surcharge in January 2011. In 2011, TEP expects to earn approximately $1 million pre-tax on its 2010 investment in solar projects.
The ACC approved an additional investment in 2011 of $28 million for approximately 7 MW of solar capacity. In 2012, TEP expects to earn approximately $3 million pre-tax on its company-owned solar projects. TEP expects to invest $28 million annually in 2012 through 2014 in solar PV projects, subject to approval by the ACC.
Sales to Mining Customers
In the first quarter of 2011, sales to TEP’s mining customers increased 1.5% compared with the first quarter of 2010. Copper mines in TEP’s service area have begun increasing their operations in response to rising copper prices. TEP’s mining customers have indicated they are taking initial steps to increase production by either expanding their current operations or re-opening non-operational mine sites. Such efforts could lead to a 100 MW increase in TEP’s mining load over the next several years. The market price for copper and the ability to secure necessary permits could affect the mining industry’s expansion plans.
Augusta Resources Corporation (Augusta) has filed a plan of operations with the United States Forest Service (USFS) for a new copper mine near Tucson, Arizona. Augusta must receive a Record of Decision from the USFS prior to receiving permits for construction and operations of the proposed Rosemont Copper Mine. The USFS is currently preparing the Environmental Impact Statement (EIS) that will be issued as part of its decision process. In April 2011, the USFS indicated that the draft EIS will be issued in August 2011 and its release will be followed by public hearings. If the Rosemont Copper Mine reaches full production, it would become TEP’s largest retail customer. TEP would serve approximately 100 MW of the mine’s total estimated load of approximately 110 MW.
TEP cannot predict if or when existing mines will expand operations or new or re-opened mines will commence operations.
Fair Value Measurements
TEP’s exposure to risk is mitigated because the change in fair value of energy contract derivatives classified as Level 3 in the fair value hierarchy are reported as either a regulatory asset, a regulatory liability or a component of Accumulated Other Comprehensive Income (AOCI) rather than in the income statement. See Note 9 for more information.
LIQUIDITY AND CAPITAL RESOURCES
TEP Cash Flows
The table below shows the cash available to TEP after capital expenditures, scheduled debt payments and payments on capital lease obligations:

Three Months Ended March 31,	2011	2010
	—Millions of Dollars—
Net Cash Flows — Operating Activities (GAAP)	$53	$59
Amounts from Statements of Cash Flows:
Less: Capital Expenditures (1)	(66)	(105)

Net Cash Flows after Capital Expenditures (Non-GAAP)*	(13)	(46)
Amounts from statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(62)	(40)
Plus: Proceeds from Investment in Lease Debt	38	22

Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (Non-GAAP)*	$(37)	$(64)

(1)	The first three months of 2010 includes a $51 million payment for the purchase of Sundt Unit 4 lease equity.

Three Months Ended March 31,	2011	2010
	—Millions of Dollars—
Net Cash Flows — Operating Activities (GAAP)	$53	$59
Net Cash Flows — Investing Activities (GAAP)	(27)	(85)
Net Cash Flows — Financing Activities (GAAP)	(26)	24
Net Cash Flows after Capital Expenditures (Non-GAAP)*	(13)	(46)
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (Non-GAAP)*	(37)	(64)

*	Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments, both non-GAAP measures of liquidity, should not be considered as alternatives to Net Cash Flows - Operating Activities, which is determined in accordance with GAAP as a measure of liquidity. TEP believes that Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations provide useful information to investors as measures of liquidity and its ability to fund its capital requirements, make required payments on debt and capital lease obligations, and pay dividends to UniSource Energy.
Liquidity Outlook
Over the next twelve months, TEP expects to generate sufficient operating cash flows to fund a majority of its construction expenditures. Additional sources of funding such construction expenditures could include draws on the revolving credit facility, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy. Cash flows may vary during the year, with cash flow from operations typically the lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load. As a result of the varied seasonal cash flow, TEP will use, as needed, its revolving credit facility to fund its business activities.
Operating Activities
In the first three months of 2011, net cash flows from operating activities decreased by $6 million compared with the first quarter of 2010 due primarily to:
•	a $12 million increase in cash receipts from retail electric sales primarily due to higher sales tax collections from customers resulting from a 1% increase in the sales tax rate and timing differences in billing cycles compared with the first quarter of 2010;

•	a $16 million decrease in fuel and purchased power costs; offset by:

•	a $9 million reduction in cash receipts from wholesale sales resulting from lower wholesale transmission receipts and a decrease in long-term wholesale sales; and

•	a $26 million increase in O&M costs due in part to higher generating plant outage costs, as well as timing differences in the reimbursement of operating costs at Springerville Units 3 and 4. The plant owners of Springerville Units 3 and 4 reimburse TEP for operating costs, which are recorded in a separate line item in the statement of cash flows.
Investing Activities
Net cash flows used for investing activities decreased by $58 million in the first three months of 2011 compared with the same period last year primarily due to: a $17 million increase in proceeds from investment in lease debt and equity; and a decrease in capital expenditures of $39 million. Investing activities in the first three months of 2010 included the purchase of Sundt Unit 4 for $51 million.
Capital Expenditures
In the first quarter of 2011, TEP’s capital expenditures were $66 million. TEP’s estimated capital expenditures for 2011 are $306 million.
Financing Activities
Net cash from financing activities was $50 million lower in the first three months of 2011 compared with the same period in 2010 due to: a $19 million decrease in proceeds from issuing long term debt; a $23 million increase in payments on capital lease obligations; a $15 million decrease in equity investments from UniSource Energy; partially offset by a $5 million increase in borrowings, net of repayments, under TEP’s revolving credit facility.

TEP Credit Agreement
The TEP Credit Agreement consists of a $200 million revolving credit and revolving letter of credit facility and a $341 million letter of credit facility to support tax-exempt bonds. The TEP Credit Agreement expires in November 2014 and is secured by $541 million of Mortgage Bonds. At March 31, 2011, TEP had $25 million of outstanding borrowings and $1 million of letters of credit issued under the revolving credit facility.
The TEP Credit Agreement contains restrictions on liens, mergers and sale of assets. The TEP Credit Agreement also requires TEP not to exceed a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UniSource Energy. As of March 31, 2011, TEP was in compliance with the terms of the TEP Credit Agreement.
TEP Reimbursement Agreement
In December 2010, TEP entered into a four-year $37 million reimbursement agreement (2010 TEP Reimbursement Agreement). A $37 million letter of credit was issued pursuant to the 2010 TEP Reimbursement Agreement. The letter of credit supports $37 million aggregate principal amount of variable rate tax-exempt IDBs that were issued on behalf of TEP in December 2010.
The 2010 TEP Reimbursement Agreement contains substantially the same restrictive covenants as the TEP Credit Agreement described above. As of March 31, 2011, TEP was in compliance with the terms of the 2010 TEP Reimbursement Agreement.
Capital Contribution from UniSource Energy
In March 2010, UniSource Energy contributed $15 million of capital to TEP, which used the proceeds to help fund the purchase of Sundt Unit 4.
Interest Rate Risk
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations, as well as borrowings under its revolving credit facility. As a result, TEP may be required to pay significantly higher rates of interest on outstanding variable rate debt and borrowings under its revolving credit facility if interest rates increase. At March 31, 2011, TEP had $365 million in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest payable under the indentures for the bonds was 10% on the $37 million of 2010 Coconino A Bonds and is 20% on the other $329 million in IDBs. During the first quarter of 2011, the average rates paid ranged from 0.24% to 0.34% compared with a range of 0.17% to 0.32% during the same period in 2010. At April 19, 2011, the average rate on the debt was 0.26%.
TEP manages its exposure to variable interest rate risk by entering into transactions to maintain a ratio of variable rate to fixed rate long-term debt of approximately one-third to two-thirds.

Capital Lease Obligations
At March 31, 2011, TEP had $433 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts in each of the obligations.

	Capital Lease Obligation
	Balance		Renewal/Purchase
Leased Asset	at March 31, 2011	Expiration	Option
	—Millions of Dollars—
Springerville Unit 1	$247	2015	Fair market value purchase option

Springerville Coal Handling Facilities	77	2015	Fixed price purchase option of $120 million (1)

Springerville Common Facilities	109	2017 and 2021	Fixed price purchase option of $106 million (1)

Total Capital Lease Obligations	$433

(1)	TEP has agreed with Tri-State and SRP, the owners of Springerville Units 3 and 4, respectively, that if these leases are not renewed, it will exercise such purchase options. Tri-State and SRP will then be obligated to either (i) buy a portion of these facilities or (ii) continue making payments to TEP for the use of these facilities.
Except for TEP’s 14% equity ownership in Springerville Unit 1 and its 13% equity ownership in the Springerville Coal Handling Facilities, TEP will not own these assets at the expiration of the leases. TEP may renew the leases or purchase the leased assets at such time. The renewal and purchase option for Springerville Unit 1 is for fair market value as determined at that time, while the purchase price option is fixed for the Springerville Coal Handling Facilities and Common Facilities.
Income Tax Position
See UniSource Energy Consolidated, Liquidity and Capital Resources, Income Tax Position, above.
Contractual Obligations
There have been no significant changes in TEP’s contractual obligations or other commercial commitments from those reported in our 2010 Annual Report on Form 10-K, other than the following purchase obligations entered into in 2011:

Payment Due in Years						2016
Ending December 31,	2011	2012	2013	2014	2015	and after	Total
	—Millions of Dollars—
Purchase Obligations:
Fuel	$34	$40	$14	$14	$—	$—	$102
Purchased Power (1)	1	5	1	1	1	10	19

Total Additional Contractual Cash Obligations	$35	$45	$15	$15	$1	$10	$121

[1]	Purchased Power includes a long-term Purchased Power Agreement (PPA) with a developing renewable energy generation producer to meet compliance under the RES tariff. The facility achieved commercial operation on March 31, 2011. TEP is obligated to purchase 100% of the output of this facility. The table above includes estimated future payments based on expected power deliveries under this contract through 2031. TEP has entered into additional long-term renewable PPAs to comply with the RES tariff; however, TEP’s obligation to accept and pay for electric power under these agreements does not begin until the facilities are constructed and operational.
Dividends on Common Stock
TEP can pay dividends if it maintains compliance with the TEP Credit Agreement, the 2010 Reimbursement Agreement and certain financial covenants. As of March 31, 2011, TEP was in compliance with the terms of the TEP Credit Agreement and the 2010 Reimbursement Agreement.
The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis for TEP to pay dividends from current year earnings.

UNS GAS
RESULTS OF OPERATIONS
UNS Gas reported net income of $6 million in the first quarter of 2011 and $6 million in the first quarter of 2010. The table below shows UNS Gas’ income statement for the first quarters of 2011 and 2010.

Three Months Ended March 31,	2011	2010
	—Millions of Dollars—
Gas Revenues	$58	$56
Other Revenues	1	1

Total Operating Revenues	59	57

Purchased Gas Expense	37	37
Other Operations and Maintenance Expense	7	6
Depreciation and Amortization	2	2
Taxes Other Than Income Taxes	1	1

Total Other Operating Expenses	47	46

Operating Income	12	11
Total Interest Expense	2	2
Income Tax Expense	4	3

Net Income	$6	$6

The table below shows UNS Gas’ therm sales and revenues for the first quarters of 2011 and 2010.

			Increase (Decrease)
Three Months Ended March 31,	2011	2010	Amount	Percent*
Energy Sales, Therms (in millions)
Gas Retail Sales:
Residential	33	34	(1)	(1.9%)
Commercial	11	11	—	0.1%
Industrial	1	1	—	7.0%
Public Authorities	3	3	—	2.4%

Total Gas Retail Sales	48	49	(1)	(1.3%)
Negotiated Sales Program (NSP)	7	7	—	(5.1%)

Total Gas Sales	55	56	(1)	(1.8%)

Gas Revenues (in millions):
Retail Margin Revenues:
Residential	$14	$14	$—	2.6%
Commercial	4	3	1	7.7%
Industrial	—	—	—	19.8%
Public Authorities	1	1	—	4.6%

Total Retail Margin Revenues (Non-GAAP)**	$19	$18	$1	3.7%

Transport and NSP	5	5	—	(10.5%)
DSM	—	—	—	30.4%
Retail Fuel Revenues	34	33	1	1.6%

Total Gas Revenues (GAAP)	$58	$56	$2	1.3%

			Increase (Decrease)
Weather Data:	2011	2010	Amount	Percent
Heating Degree Days
Three Months Ended March 31	10,111	10,356	(245)	(2.4%)
10-Year Average	9,929	9,885	44	0.4%

*	Percent change calculated on un-rounded data; may not correspond to data shown in table.

**	Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Total Gas Revenues, which is determined in accordance with GAAP. UNS Gas believes that Retail Margin Revenues, which is Total Gas Revenues less fuel revenues, and revenues for DSM programs, provides useful information to investors.
Retail therm sales during the first quarter of 2011 decreased by 1.3% due in part to a 2.4% decline in heating degree days compared with the first quarter of 2010. Retail margin revenues increased by $1 million due primarily to a base rate increase that took effect in April 2010.
UNS Gas supplies natural gas to some of its large transportation customers through a Negotiated Sales Program (NSP). Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the PGA mechanism that reduces the gas commodity price.
FACTORS AFFECTING RESULTS OF OPERATIONS
Competition
New technological developments and the implementation of Gas EE Standards may reduce energy consumption by UNS Gas’ retail customers. Customers of UNS Gas also have the ability to switch from gas to an alternate energy source that could reduce their reliance on services provided by UNS Gas.

Rates
2010 UNS Gas Rate Order
Effective April 2010, UNS Gas implemented a base rate increase of $3 million, or 2%.
2011 UNS Gas Rate Filing
Due to increases in capital and operating costs, UNS Gas filed a general rate case with the ACC in April 2011 requesting higher base rates. The filing also includes a proposal to change UNS Gas’ rate design by separating the recovery of fixed costs from the level of energy consumed in an effort to encourage energy conservation.

Test year 12 months ended Dec. 31, 2010	Requested by UNS Gas
Original cost rate base	$184 million
Revenue deficiency	$5.6 million
Total rate increase (over test year revenues)	3.8%
Cost of equity	10.5%
Actual capital structure	51% equity / 49% debt
Weighted average cost of capital	8.7%
Fair Value Measurements
UNS Gas’ exposure to risk is mitigated because it reports the change in fair value of energy contract derivatives classified as Level 3 in the fair value hierarchy as either a regulatory asset, a regulatory liability, or a component of AOCI rather than in the income statement. See Note 9 for more information.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
UNS Gas expects operating cash flows to fund all of its construction expenditures during 2011. If natural gas prices rise and UNS Gas is not allowed to recover its gas costs on a timely basis, UNS Gas may require additional funding to meet its capital requirements. Sources of funding future capital expenditures could include draws on the revolving credit facility, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy. The rate increase approved by the ACC in April 2010 covers some, but not all, of UNS Gas’ higher costs and capital investments.
Cash Flows and Capital Expenditures
Cash Flows
The table below provides summary cash flow information for UNS Gas.

Three Months Ended March 31,	2011	2010
	—Millions of Dollars—
Cash Provided By (Used In):
Operating Activities	$15	$4
Investing Activities	(2)	(2)
Financing Activities	(10)	—

Net Increase (Decrease in Cash)	3	2
Beginning Cash	29	31

Ending Cash	$32	$33

Operating Activities
Operating cash flows increased year-over-year in the first quarter of 2011 due primarily to: lower purchased energy costs due to a 25% decline in the market price of natural gas; a base rate increase that took effect in April 2010; and a decrease in cash payments (net of receipts) to gas supply and hedging counterparties.

Investing Activities
UNS Gas incurred capital expenditures of $2 million in the first quarter of 2011. Total capital expenditures for 2011 are estimated to be $12 million.
Financing Activities
UNS Gas paid dividends of $10 million to UniSource Energy during the first three months of 2011.
UNS Gas/UNS Electric Revolver
The UNS Gas/UNS Electric Revolver is a $100 million unsecured facility that expires in November 2014. Either company can borrow up to a maximum of $70 million so long as the combined amount borrowed by both companies does not exceed $100 million.
Each company is liable only for its own borrowings under the UNS Gas/UNS Electric Revolver. UES guarantees the obligations of both UNS Gas and UNS Electric.
The UNS Gas/UNS Electric Revolver restricts additional indebtedness, liens, and mergers. It also requires that each borrower not exceed a maximum leverage ratio. Each borrower may pay dividends so long as it maintains compliance with the agreement. As of March 31, 2011, UNS Gas and UNS Electric each were in compliance with the terms of the UNS Gas/UNS Electric Revolver.
UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures, or to issue letters of credit to provide credit enhancement for its natural gas procurement and hedging activities. As of April 19, 2011, UNS Gas had no outstanding borrowings or letters of credit under the UNS Gas/UNS Electric Revolver.
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
Senior Unsecured Notes
UNS Gas has $100 million of 6.23% senior unsecured notes outstanding, of which $50 million mature in August 2011 and $50 million mature in 2015. These notes are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test. As of March 31, 2011, UNS Gas was in compliance with the terms of its note purchase agreement.
UNS Gas must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Gas may, without meeting these tests, refinance existing debt and incur up to $7 million in short-term debt.

Contractual Obligations
There have been no significant changes in UNS Gas’ contractual obligations or other commercial commitments from those reported in our 2010 Annual Report on Form 10-K.
Dividends on Common Stock
UNS Gas paid dividends to UniSource Energy of $10 million in both February 2011 and April 2010. UNS Gas’ ability to pay future dividends will depend on its cash needs for capital expenditures and various other factors.
The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test.
UNS ELECTRIC
RESULTS OF OPERATIONS
UNS Electric reported net income of $3 million in the first quarters of both 2011 and 2010. Results in the first quarter of 2011 include a deferred tax adjustment that reduced its income tax expense by approximately $1 million. Results in the first quarter of 2010 include $3 million of pre-tax income related to a settlement with Arizona Public Service (APS) for refunds related to transactions with the California Power Exchange.
As with TEP, UNS Electric’s operations are generally seasonal in nature, with peak energy demand occurring in the summer months.
The table below provides summary financial information for UNS Electric.

Three Months Ended March 31,	2011	2010
	—Millions of Dollars—
Retail Electric Revenues	$44	$38
Wholesale Electric Revenues	7	3

Total Operating Revenues	51	41
Purchased Energy Expense	28	26
Fuel Expense	1	2
Transmission Expense	3	3
Increase (Decrease) to reflect PPFAC Recovery	3	(4)
Other Operations and Maintenance Expense	6	6
Depreciation and Amortization Expense	4	4
Taxes Other Than Income Taxes	1	1

Total Other Operating Expenses	46	38

Operating Income	5	3

Other Income	—	3
Total Interest Expense	2	2
Income Tax Expense	—	1

Net Income	$3	$3

The table below shows UNS Electric’s kWh sales and revenues for the first quarters of 2011 and 2010.

			Increase (Decrease)
Three Months Ended March 31,	2011	2010	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	180	175	5	2.8%
Commercial	131	131	—	(0.2%)
Industrial	52	52	—	(0.2%)
Mining	59	47	12	25.4%
Public Authorities	—	1	(1)	(16.0%)

Total Electric Retail Sales	422	406	16	4.0%
Wholesale Sales	170	69	101	NM

Total Electric Sales	592	475	117	24.5%

Electric Retail Revenues (in millions):
Retail Margin Revenues:
Residential	$5	$4	$1	21.9%
Commercial	6	5	1	12.4%
Industrial	2	2	—	8.9%
Mining	1	1	—	34.7%
Public Authorities	—	—	—	NM

Total Retail Margin Revenues (Non-GAAP)**	$14	$12	$2	17.4%
Retail Fuel Revenues	28	24	4	18.1%
DSM and RES Revenues	2	2	—	(13.4%)

Total Retail Revenues (GAAP)	44	38	6	16.5%
Wholesale Revenues	7	3	4	NM

Total Electric Revenues	$51	$41	$10	24.7%

	2011	2010
Weather — Heating Degree Days
Three Months Ended March 31	3,522	3,570	(48)	(1.3%)
10-Year Average	3,402	3,389	13	0.4%

*	Percent change calculated on un-rounded data; may not correspond to data shown in table.

**	Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Total Electric Retail Sales, which is determined in accordance with GAAP. UNS Electric believes that Retail Margin Revenues, which is Total Electric Retail Sales less base fuel and PPFAC revenues, and revenues for DSM and RES programs, provides useful information to investors.
In the first quarter of 2011, residential kWh sales were 2.8% higher due in part to a 0.7% increase in the number of residential customers since the first quarter of 2010. Mining kWh sales increased by 25.4% compared with the first three months of 2010 due to increased production by UNS Electric’s two mining customers in response to strong commodity prices of copper and gold. Industrial and commercial kWh sales remained relatively unchanged compared with the first quarter of 2010. Total retail kWh sales in the first quarter of 2011 increased by 4.0% compared with the same period last year, which led to a $2 million, or 17.4%, increase in retail margin revenues. The increase in margin revenues was greater than the increase in retail kWh sales due to the base rate increase that took effect in October 2010.
FACTORS AFFECTING RESULTS OF OPERATIONS
Competition
New technological developments and the implementation of EE Standards may reduce energy consumption by UNS Electric’s retail customers. UNS Electric customers also have the ability to install renewable energy technologies and conventional generation units that could reduce their reliance on UNS Electric’s service. Self-generation by UNS Electric customers has not had a significant impact to date.

2010 UNS Electric Rate Order
Effective October 1, 2010, UNS Electric implemented a base rate increase of $7.4 million, or 4%. The rate order also requires UNS Electric to file a rate case no later than 12 months after the planned purchase of BMGS from UED. See Liquidity and Capital Resources, Cash Flows and Capital Expenditures, below for more information.
Power Purchase Agreement
UNS Electric has a Power Purchase Agreement (PPA) with UED securing all the output of the 90 MW gas-fired Black Mountain Generating Station (BMGS) from UED through May 2013. The PPA is a tolling arrangement in which UNS Electric takes operational control of BMGS and assumes all risk of operation and maintenance costs, including fuel. A capacity charge and other costs associated with the PPA are recoverable through UNS Electric’s PPFAC.
Renewable Energy Standard and Tariff
As part of the 2010 UNS Electric Rate Order, the ACC approved a funding mechanism that will allow UNS Electric to recover operating costs, depreciation, property taxes and a return on its investment in UNS Electric-owned solar projects through RES funds until these costs are reflected in UNS Electric’s base rates. Under these terms, UNS Electric expects to invest $5 million annually in 2011 through 2014 in solar photovoltaic projects. We estimate that each $5 million investment would build approximately 1.25 MW of solar capacity. We expect the first project to be completed in 2011 and that UNS Electric will begin cost recovery through the RES in January 2012.
Fair Value Measurements
UNS Electric’s exposure to risk is mitigated because it reports the change in fair value of energy contract derivatives classified as Level 3 in the fair value hierarchy as a regulatory asset, a regulatory liability, or a component of AOCI rather than in the income statement. See Note 9 for more information.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
UNS Electric expects operating cash flows to fund a portion of its construction expenditures during 2011. Additional sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.
Cash Flows and Capital Expenditures
Cash Flows
The table below provides summary cash flow information for UNS Electric.

Three Months Ended March 31,	2011	2010
	—Millions of Dollars—
Cash Provided By (Used In):
Operating Activities	$11	$1
Investing Activities	(7)	(5)
Financing Activities	1	2

Net Increase (Decrease) in Cash	5	(2)
Beginning Cash	11	10

Ending Cash	$16	$8

Operating Activities
Operating cash flows increased in the first three months of 2011 due in part to higher fuel and purchased power cost recoveries from customers, a 4.0% increase in retail kWh sales compared with the first quarter of 2010 and a base rate increase that took effect in October 2010.

Investing Activities
UNS Electric had capital expenditures of $7 million in the first quarter of 2011 and forecasts total capital expenditures in 2011 of $99 million. The full-year amount includes the proposed purchase of BMGS from UED for approximately $62 million. UNS Electric expects to fund the acquisition with a capital contribution from UniSource Energy and borrowings under the UNS Gas/UNS Electric Revolver. After the completion of the transaction, UNS Electric plans to issue long-term debt and use the proceeds to repay the borrowings on the UNS Gas/UNS Electric Revolver used to fund the acquisition. The acquisition of BMGS is subject to FERC approval and other conditions.
UNS Gas/UNS Electric Revolver
See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for description of UNS Electric’s unsecured revolving credit agreement.
UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. At April 19, 2011, UNS Electric had $13 million of letters of credit issued under the UNS Gas/UNS Electric Revolver.
Interest Rate Risk
UNS Electric is subject to interest rate risk resulting from changes in interest rates on its borrowings under its revolving credit facility. The interest paid on revolving credit borrowings is variable. If LIBOR or other benchmark interest rates increase, UNS Electric may be required to pay higher rates of interest on borrowings under its revolving credit facility. For more information see Item 3. Quantitative and Qualitative Disclosures about Market Risk, Credit Risk, below.
Senior Unsecured Notes
UNS Electric has $100 million of senior unsecured notes outstanding, consisting of $50 million of 6.50% notes due in 2015 and $50 million of 7.10% notes due August 2023. The notes are guaranteed by UES. The note purchase agreement for UNS Electric contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, and incurrence of indebtedness. As of March 31, 2011, UNS Electric was in compliance with the terms of its note purchase agreement.
UNS Electric must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Electric may, without meeting these tests, refinance existing debt and incur up to $5 million in short-term debt.
Contractual Obligations
There have been no significant changes in UNS Electric’s contractual obligations or other commercial commitments from those reported in our 2010 Annual Report on Form 10-K.
Dividends on Common Stock
As of March 31, 2011, UNS Electric had not paid any dividends. UNS Electric’s ability to pay dividends will depend on its cash needs for capital expenditures and various other factors.
The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. As of March 31, 2011, UNS Electric was in compliance with the terms of its note purchase agreement. See Senior Unsecured Notes, above.

OTHER NON-REPORTABLE BUSINESS SEGMENTS
RESULTS OF OPERATIONS
The table below summarizes the income (loss) for the other non-reportable segments.

Three Months Ended March 31,	2011	2010
	—Millions of Dollars—
Millennium	$—	$1
UED	1	1
UniSource Energy Parent Company	—	(1)

Total Other	$1	$1

Millennium
Millennium recorded no net income or losses in the first quarter of 2011 compared with net income of $1 million in the first quarter of 2010.
UniSource Energy Parent Company
UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes and the UniSource Credit Agreement. In the first quarter of 2011, UniSource Energy had capital expenditures of $14 million related to the construction of a new headquarters building.
UED
UED recorded after-tax income of $1 million during the first quarters of both 2011 and 2010 related to the operation of BMGS. In the first quarter of 2010, UED paid UniSource Energy a dividend of $9 million, of which $4 million represented a return of capital distribution.
As part of its September 2010 UNS Electric rate order, the ACC approved the proposed purchase of BMGS by UNS Electric, subject to FERC approval and other conditions. UNS Electric expects to complete the purchase during 2011. UED expects to use the proceeds from the sale of BMGS to pay off a term loan that matures in March 2012. At March 31, 2011, the balance of the term loan was $29 million. See UNS Electric, Factors Affecting Results of Operations, 2010 UNS Electric Rate Order, above, for more information.
FACTORS AFFECTING RESULTS OF OPERATIONS
Millennium Investments
Millennium is in the process of exiting its remaining investments which may yield gains or losses. At March 31, 2011, Millennium had assets of $23 million including a $15 million note receivable, land and buildings of $2 million, deferred tax assets of $3 million and a cash and cash equivalents balance of $3 million.
Millennium’s financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2011, contain $1 million of Cash Equivalents, which are valued based on observable market prices and are comprised of the fair value of money market funds.
CRITICAL ACCOUNTING ESTIMATES
There have been no significant changes in our accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2010.

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
Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s expectations, beliefs or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in Part II, Item 1A. Risk Factors, Part I, Item 2. Management’s Discussion and Analysis, and other parts of this report: state and federal regulatory and legislative decisions and actions, including environmental legislation and renewable energy requirements; regional economic and market conditions which could affect customer growth and energy usage; weather variations affecting energy usage; the cost of debt and equity capital and access to capital markets; the performance of the stock market and changing interest rate environment, which affect the value of the company’s pension and other postretirement benefit plan assets and the related contribution requirements and expense; unexpected increases in O&M expense; resolution of pending litigation matters; changes in accounting standards; changes in critical accounting estimates; changes to long-term contracts; the cost of fuel and energy supplies; and performance of TEP’s generating plants.

ITEM 3.	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in this Item identifies material changes from information included in Part II, Item 7A in UniSource Energy and TEP’s Annual Report on Form 10-K for the year ended December 31, 2010 in addition to the interim condensed consolidated financial statements and accompanying notes presented in Item 1 and Management’s Discussion and Analysis presented in Part I, Item 2 of this Form 10-Q.
Interest Rate Risk
Long-Term Debt
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations. At March 31, 2011, TEP had $365 million in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest rate payable under the indentures for these bonds is 10% on $37 million of the 2010 Coconino A Bonds and 20% on the other $329 million in Industrial Development Bonds. During the first quarter of 2011, the average weekly interest rate ranged from 0.24% to 0.34%. Although short-term interest rates have been relatively low and stable during 2010 and 2011, TEP still may be subject to volatility in its tax-exempt variable rate debt. However, $50 million of our variable rate debt has been hedged through a fixed-for-floating interest rate swap. A 100 basis point increase in average interest rates on this debt, over a twelve month period, would result in a decrease in TEP’s pre-tax net income of approximately $3 million.
Commodity Price Risk — TEP
TEP is exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas, coal and emission allowances. This risk is mitigated through a PPFAC mechanism which fully recovers the actual retail fuel and purchased power costs from TEP’s retail customers on a timely basis. The commodity price risk from changes in the price of coal, electricity and emission allowances have not changed materially from the commodity price risks reported in our 2010 Annual Report on Form 10-K.

To adjust the value of its commodity derivatives to fair value in Regulatory Assets or Regulatory Liabilities, TEP recorded the following net unrealized gains (losses):

Three Months Ended March 31,	2011	2010
	—Millions of Dollars—
Unrealized Gains (Losses)	$2	$(3)
The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.

	Unrealized Gain (Loss) of TEP’s
	Hedging and Trading Activities
	—Millions of Dollars—
				Total
	Maturity 0 – 6	Maturity 6 – 12	Maturity	Unrealized
Source of Fair Value at March 31, 2011	months	months	over 1 yr.	Gain (Loss)
Prices actively quoted	$(5)	$(1)	$(2)	$(8)
Prices based on models and other valuation methods	2	—	2	4

Total	$(3)	$(1)	$—	$(4)

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

Change in Market Price as of March 31, 2011	10% Increase	10% Decrease
	—Millions of Dollars—
Non-Cash Flow Hedges
Forward gas contracts	$4	$(4)
Forward power sales and purchase contracts	1	(1)

Cash Flow Hedges
Forward power purchase contracts	1	(1)

Long-Term Wholesale Sales
Beginning on June 1, 2011, TEP will be exposed to commodity price risk relating to changes in the market price of electricity as it relates to a long-term wholesale contract with SRP.
Under the terms of the SRP contract, TEP receives a monthly demand charge of approximately $1.8 million, or $22 million annually, and sells energy at a price based on TEP’s average fuel cost. Beginning June 1, 2011, SRP will be required to purchase 73,000 MWh per month, or 876,000 MWh annually. TEP will not receive a demand charge, and the price of energy will be based on a slight discount to the Palo Verde Market Index. As of April 19, 2011, the average around-the-clock forward price of power on the Palo Verde Market Index for June through December 2011 was $35 per MWh.
The chart below summarizes the annual change in pre-tax income if the market price of power on the Palo Verde Market Index changes by $5 per MWh beginning on June 1, 2011.

	Change in Per MWh Price
	$5 Increase	$5 Decrease
	—Millions of Dollars—
Change in Pre-Tax Income	$3	$(3)

Commodity Price Risk — UNS Gas
UNS Gas is subject to commodity price risk, primarily from changes in the price of natural gas purchased for its customers. This risk is mitigated through the PGA mechanism which provides an adjustment to UNS Gas’ retail rates to recover the actual costs of gas and transportation.
To adjust the value of its commodity derivatives to fair value in Regulatory Assets or Regulatory Liabilities, UNS Gas recorded the following net unrealized gains (losses):

Three Months Ended March 31,	2011	2010
	—Millions of Dollars—
Unrealized Gains (Losses)	$5	$(3)
For UNS Gas’ forward gas purchase contracts, a 10% decrease in market prices would result in a $3 million increase in unrealized net losses reported as net regulatory assets; a 10% increase in market prices would result in a $3 million decrease in unrealized net losses reported as net regulatory assets.
Commodity Price Risk — UNS Electric
UNS Electric is exposed to commodity price risk from changes in the price for electricity and natural gas. This risk is mitigated through a PPFAC mechanism which fully recovers the costs incurred on a timely basis.
To adjust the value of its commodity derivatives to fair value in Regulatory Assets or Regulatory Liabilities, UNS Electric recorded the following net unrealized gains (losses):

Three Months Ended March 31,	2011	2010
	—Millions of Dollars—
Unrealized Gains (Losses)	$(1)	$(7)
For UNS Electric’s forward power sales and purchase contracts, a 10% decrease in market prices would result in an $8 million increase in unrealized net losses reported as net regulatory assets; a 10% increase in market prices would result in an $8 million decrease in unrealized net losses reported as a reduction in regulatory assets.
For UNS Electric’s forward gas purchase contracts, a 10% decrease in market prices would result in a $1 million increase in unrealized net losses reported as net regulatory assets; a 10% increase in market prices would result in a $1 million decrease in unrealized net losses reported as a reduction in regulatory assets.
Credit Risk
UniSource Energy is exposed to credit risk in its energy-related marketing, trading and hedging activities related to potential nonperformance by counterparties.
As of March 31, 2011, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $21 million. TEP had one non-investment grade counterparty with exposure of greater than 10% of its total credit exposure totaling $5 million. TEP’s total exposure to non-investment grade counterparties was $6 million.
As of March 31, 2011, TEP had posted $1 million in cash collateral and $1 million in letters of credit as credit enhancements with its counterparties and did not hold any collateral from counterparties.
As of March 31, 2011, UNS Gas had no mark-to-market counterparty credit exposure under its supply and hedging contracts. As of March 31, 2011, UNS Gas had no collateral posted as credit enhancements with its counterparties, and it did not hold any collateral from counterparties.
As of March 31, 2011, UNS Electric had $4 million of counterparty credit exposure under its supply and hedging contracts. As of March 31, 2011, UNS Electric had posted $13 million in letters of credit and no cash collateral as credit enhancements with its counterparties and had not collected any collateral margin from its counterparties.

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
While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	— LEGAL PROCEEDINGS
See the legal proceedings described in Item 3. — Legal Proceedings in our 2010 Annual Report on Form 10-K and in Note 6 and in Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1A.	— RISK FACTORS
The business and financial results of UniSource Energy and TEP are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in our 2010 Annual Report on Form 10-K.

ITEM 2.	— UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities — None.

ITEM 5.	— OTHER INFORMATION
RATIO OF EARNINGS TO FIXED CHARGES
The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

	3 Months Ended	12 Months Ended
	March 31, 2011	March 31, 2011
UniSource Energy	1.710	2.544

TEP	1.308	2.671
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
As a result of the PNM Consent Decree, a 2005 settlement agreement between PNM, environmental activist groups, and the New Mexico Environment Department, the co-owners of San Juan installed new pollution control equipment at the generating station to reduce total emissions. The PNM Consent Decree specified emissions limits at San Juan for mercury, particulate matter, NOx, and SO2. TEP owns 50% of San Juan Units 1 and 2.
TEP has sufficient Emission Allowances to comply with Acid Rain SO2 regulations.
EPA Information Request
TEP has submitted its response to the request received in October 2010 from the EPA under Section 114 of the Clean Air Act for information regarding projects at, and operations of, the Sundt Generating Station. TEP owns and operates all four units at Sundt. Units 1, 2 and 3 can be operated on either gas or diesel oil. Unit 4 can be operated on either gas or coal.
In April 2009, APS received a request from the EPA under Section 114 of the Clean Air Act for information regarding projects at, and operations of, Four Corners. Four Corners is operated by APS and includes five coal-fired generating units. TEP has a 7% ownership interest in Units 4 and 5, totaling 110 MW. APS responded to the request in August 2009.
The EPA uses information obtained from such requests to determine if additional action is necessary. TEP cannot predict whether the EPA will take further action at Sundt or Four Corners or project the impact of any such action.
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

The EPA issued its proposed rule in March 2011. Depending on the terms of the EPA’s final rule, emission controls may be required at some or all of TEP’s coal-fired units by 2014 or later. Whether emission controls are required at a particular unit, the level of control required, and the cost to achieve that level of control will not be known until the rule has been promulgated. TEP intends to submit comments to the EPA on the proposed rule.
Springerville
Based on the standards proposed by the EPA, mercury emission control equipment may be required at Springerville by 2015. The estimated capital cost of this equipment for Springerville Units 1 and 2 is approximately $5 million. The annual operating cost associated with the mercury emission control equipment is expected to be approximately $3 million.
San Juan
As stipulated in the PNM Consent Decree described above, the co-owners of San Juan installed new pollution control equipment at the generating station to reduce emissions. The installation of emissions controls for San Juan Units 1 and 2 was completed in 2009. Based on a proposed rule issued by the EPA, these controls are expected to be adequate to achieve compliance with federal standards.
Other Coal-Fired Units
TEP is analyzing the potential impacts of the proposed EPA rule on the Four Corners, Navajo and Sundt generating facilities.
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
In February 2010, the current Arizona governor issued an executive order which, among other things, stated that Arizona will not implement the GHG cap-and-trade proposal advanced by the Western Climate Initiative. The executive order expires December 31, 2012.
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
The San Juan, Four Corners and Navajo participants’ obligations to comply with the EPA’s BART determinations, coupled with the financial impact of future climate change legislation, other environmental regulations and other business considerations could jeopardize the economic viability of these plants or the ability of individual participants to meet their obligations and maintain participation in these plants. TEP cannot predict the ultimate outcome of these matters.
Navajo and Four Corners are located on the Navajo Indian Reservation and therefore are not subject to state regulatory jurisdiction.
San Juan
In December 2010, the EPA proposed a federal implementation plan under the Clean Air Act addressing, among other things, regional haze requirements for San Juan. The EPA plan proposes that the BART for nitrogen oxides at San Juan is a technology known as selective catalytic reduction (SCR). The EPA’s proposal gives the San Juan participants three years from the date of the final rule to achieve compliance. A final federal implementation plan is expected in June 2011. PNM, the operator of San Juan, has indicated that it intends to vigorously challenge the EPA’s proposal based on its own analysis concluding that SCR is not the BART for that plant.
TEP’s share of capital expenditures related to the installation of SCR at San Juan is estimated to be $202 million. This estimate is based on a 2010 cost analysis of the installation of SCR technology over a five-year period. The cost of the three-year installation proposed by the EPA could increase the cost of compliance. Adding this technology to San Juan also would increase operating costs at the generating station.
In February 2011, the New Mexico Environment Department (NMED) filed its proposed regional haze implementation plan with the New Mexico Environmental Improvement Board. The plan proposes that the BART for nitrogen oxides at San Juan is the installation of selective non-catalytic reduction (SNCR). TEP’s share of the capital costs related to the installation of SNCR is estimated to be $17 million. The NMED’s plan gives the San Juan participants five years to achieve compliance.
Four Corners
In February 2011, the EPA supplemented the proposed federal implementation plan for the BART at Four Corners that it had originally issued in October 2010. If approved, the revised plan would require the installation of SCR on Units 4 and 5. TEP’s estimated share of the capital costs to install SCR is approximately $35 million. Once the EPA finalizes the BART rule for Four Corners, the plant’s participants would have until 2018 to achieve compliance.
Navajo
SRP, on behalf of the owners, is currently participating in an EPA-sanctioned stakeholder process designed to determine the BART for Navajo. If the EPA determines that SCR is required at Navajo, the capital cost impact to TEP is estimated to be $42 million. In addition, the installation of SCR at Navajo could result in an increase in the level of particulate emissions from the plant, requiring the installation of baghouses. TEP’s estimated share of capital expenditures related to the installation of baghouses at Navajo is $43 million. The exact level and cost of pollution control required will not be known until final determinations are made by the regulatory agencies. TEP anticipates that if the EPA finalizes a BART rule for Navajo that requires SCR, the owners would have five years to achieve compliance.
Coal Combustion Residuals
In June 2010, the EPA published its proposed regulations governing the handling and disposal of coal ash and other coal combustion residuals (CCRs). The EPA has proposed regulating CCRs as either non-hazardous solid waste or hazardous waste. The hazardous waste proposal would require certain additional capital investments at plants and disposal locations while phasing out the use of ash ponds for disposal of CCRs. The EPA advanced two proposals for regulating CCRs as non-hazardous solid waste. One of these proposals would require retrofitting or closure of currently unlined ash ponds and would require liners for ash landfill expansions. The other proposal would not require pond closures and would allow existing ash ponds to continue operating for the remainder of their useful lives without installation of liners. The rules will apply to CCRs produced by all of TEP’s coal-fired generating assets except San Juan, which is subject to separate regulations.

The EPA has not yet indicated a preference for any of the alternatives. Each alternative would allow CCRs to be beneficially reused or recycled as components of other products. We do not know when the EPA will issue a final rule, including required compliance dates, and cannot predict the outcome of the EPA’s actions. The financial impact of this rulemaking to TEP, if any, cannot be determined at this time.
Ozone National Ambient Air Quality Standard
In January 2010, the EPA issued a proposed rule to reduce the National Ambient Air Quality Standard for ozone. Based on the range of standards proposed, certain counties in which TEP conducts operations could be in violation of the standard. A final rule is expected in July 2011. The financial impact to TEP, if any, cannot be determined at this time.
Notice of Intent to Sue
On May 7, 2010, APS received a Notice of Intent to Sue (the Notice) from Earthjustice, on behalf of several environmental organizations, related to alleged violations of the Clean Air Act at Four Corners. The Notice alleges New Source Review-related violations and New Source Performance Standard violations. Under the Clean Air Act, a citizens group is required to provide 60 days advance notice of its intent to file a lawsuit. Within that 60-day time period, the EPA may step in and file a lawsuit regarding the allegations. If the EPA does so, the citizens group is precluded from filing its own lawsuit, but it may still intervene in the EPA’s lawsuit. The 60-day period lapsed in early July 2010 without EPA action. At this time, TEP cannot predict whether or when Earthjustice might file a lawsuit.

ITEM 6.	— EXHIBITS
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

UNISOURCE ENERGY CORPORATION (Registrant)
Date: May 2, 2011	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

TUCSON ELECTRIC POWER COMPANY (Registrant)
Date: May 2, 2011	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

12	(a)	—	Computation of Ratio of Earnings to Fixed Charges — UniSource Energy.

12	(b)	—	Computation of Ratio of Earnings to Fixed Charges — TEP.

15		—	Letter regarding unaudited interim financial information.

31	(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Paul J. Bonavia.

31	(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Kevin P. Larson.

31	(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Paul J. Bonavia.

31	(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Kevin P. Larson.

*32		—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*101		—
The following materials from UniSource Energy Corporation’s and Tucson Electric Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language):

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