Form 10-Q
period 2011-06-30
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2011-08-08
CIK 100122, 941138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
As of July 25, 2011, 36,898,524 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding. As of July 25, 2011, Tucson Electric Power Company had 32,139,434 shares of common stock outstanding, no par value, all of which were held by UniSource Energy Corporation.
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

Recently Issued Accounting Pronouncements	72

Safe Harbor for Forward-Looking Statements	72

Item 3. — Quantitative and Qualitative Disclosures about Market Risk	72

Item 4. — Controls and Procedures	75

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings	76

Item 1A. — Risk Factors	76

Item 2. — Unregistered Sale of Equity Securities and Use of Proceeds	76

Item 5. — Other Information	76

Ratio of Earnings to Fixed Charges	76

Environmental Matters	76

Item 6. Exhibits	79

Signatures	80

Exhibit Index	81

Exhibit 12a
Exhibit 12b
Exhibit 15
Exhibit 31(a)
Exhibit 31(b)
Exhibit 31(c)
Exhibit 31(d)
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

DEFINITIONS
The abbreviations and acronyms used in the 2011 second quarter report on Form 10-Q are defined below:

2008 TEP Rate Order	A rate order issued by the ACC resulting in a new retail rate structure for TEP, effective December 1, 2008
ACC	Arizona Corporation Commission
AFUDC	Allowance for Funds Used During Construction
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company
Augusta	Augusta Resources Corporation
BART	Best Available Retrofit Technology
BMGS	Black Mountain Generating Station
Btu	British thermal unit(s)
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in megawatts
CCRs	Coal combustion residuals
CO2	Carbon dioxide
Common Stock	UniSource Energy’s common stock, without par value
Company	UniSource Energy Corporation
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures
DSM	Demand side management
EE Standards	Electric Energy Efficiency Standards
El Paso	El Paso Electric Company
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogen oxide. These allowances can be bought and sold
Energy	The amount of power produced over a given period of time measured in MWh
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Generating Station
GAAP	Generally Accepted Accounting Principles
Gas EE Standards	Gas Energy Efficiency Standards
GBtu	Billion British thermal units
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65
IDBs	Industrial Development Bonds
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
Luna	Luna Generating Station
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy
MMBtu	Million British thermal units
Mortgage Bonds	Mortgage Bonds issued under the 1992 Mortgage
MW	Megawatt(s)
MWh	Megawatt-hour(s)
Navajo	Navajo Generating Station
O&M	Operations and Maintenance Expense
NMED	New Mexico Environmental Department
NTUA	Navajo Tribal Utility Authority
NOL	Net Operating Loss
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers
PNM	Public Service Company of New Mexico
PPA	Power purchase agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
RES	Renewable Energy Standard

Reimbursement Agreement	Reimbursement Agreement dated December 14, 2010 between TEP as borrower and a group of financial institutions
San Juan	San Juan Generating Station
SCR	Selective Catalytic Reduction
SNCR	Selective Non-Catalytic Reduction
SES	Southwest Energy Solutions
Springerville	Springerville Generating Station
Springerville Common Facilities	Facilities at Springerville used in common by all four Springerville units
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities
Springerville Unit 1	Unit 1 of the Springerville Generating Station
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities
Springerville Unit 2	Unit 2 of the Springerville Generating Station
Springerville Unit 3	Unit 3 of the Springerville Generating Station
Springerville Unit 4	Unit 4 of the Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Staff Accounting Bulletin 108	Staff Accounting Bulletin No. 108 (ASC 250-10), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements
Sundt	H. Wilson Sundt Generating Station
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy
TEP Credit Agreement	Second Amended and Restated Credit Agreement between TEP and a syndicate of banks, dated as of November 9, 2010
TEP Letter of Credit Facility	Letter of credit facility under the TEP Credit Agreement
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement
Therm	A unit of heating value equivalent to 100,000 Btus
Tri-State	Tri-State Generation and Transmission Association
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities
UED Credit Agreement	Credit agreement between UED and a syndicate of banks, dated as of March 26, 2009, as amended, and guaranteed by UniSource Energy. Repaid on July 1, 2011
UES	UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies UNS Gas and UNS Electric
UniSource Credit Agreement	Second Amended and Restated Credit Agreement between UniSource Energy and a syndicate of banks, dated as of November 9, 2010
UniSource Energy	UniSource Energy Corporation
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES
UNS Gas/UNS Electric Revolver	Revolving credit facility under the Second Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, UES as guarantor, and a syndicate of banks, dated as of November 9, 2010
USFS	United States Forest Service

v

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
UniSource Energy Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of income for the three and six-month periods ended June 30, 2011 and 2010, the condensed consolidated statement of changes in stockholders’ equity and comprehensive income for the six-month period ended June 30, 2011 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
August 5, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Tucson Electric Power Company:
We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of income for the three and six-month periods ended June 30, 2011 and 2010, the condensed consolidated statement of changes in stockholder’s equity and comprehensive income for the six-month period ended June 30, 2011, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
Phoenix, Arizona
August 5, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Six Months Ended
June 30,			June 30,
2011	2010		2011	2010
(Unaudited)			(Unaudited)
-Thousands of Dollars-			-Thousands of Dollars-
(Except Per Share Amounts)			(Except Per Share Amounts)
		Operating Revenues
$275,616	$259,940	Electric Retail Sales	$492,831	$464,686
38,744	28,466	Electric Wholesale Sales	79,658	65,558
—	—	California Power Exchange (CPX) Provision for Wholesale Refunds	—	(2,970)
25,020	24,677	Gas Revenue	82,210	80,458
30,293	26,030	Other Revenues	59,740	50,230

369,673	339,113	Total Operating Revenues	714,439	657,962

		Operating Expenses
82,563	69,304	Fuel	154,692	129,909
66,336	66,591	Purchased Energy	144,610	149,396
3,464	2,878	Transmission	5,966	5,308
3,227	(10,313)	Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	(3,008)	(23,058)

155,590	128,460	Total Fuel and Purchased Energy	302,260	261,555
90,052	87,134	Other Operations and Maintenance	191,107	170,042
33,310	32,223	Depreciation	66,100	63,322
7,253	7,048	Amortization	14,631	13,620
12,229	11,952	Taxes Other Than Income Taxes	24,374	24,225

298,434	266,817	Total Operating Expenses	598,472	532,764

71,239	72,296	Operating Income	115,967	125,198

		Other Income (Deductions)
826	1,953	Interest Income	1,820	3,880
2,646	1,158	Other Income	5,477	7,137
(813)	(6,138)	Other Expense	(1,417)	(6,903)

2,659	(3,027)	Total Other Income (Deductions)	5,880	4,114

		Interest Expense
18,203	15,816	Long-Term Debt	36,296	31,056
9,931	11,425	Capital Leases	19,860	23,509
(109)	186	Other Interest Expense, Net of Interest Capitalized	(1,030)	514

28,025	27,427	Total Interest Expense	55,126	55,079

45,873	41,842	Income Before Income Taxes	66,721	74,233
17,299	15,956	Income Tax Expense	24,731	28,201

$28,574	$25,886	Net Income	$41,990	$46,032

36,950	36,322	Weighted-Average Shares of Common Stock Outstanding (000)	36,869	36,215

$0.77	$0.71	Basic Earnings per Share	$1.14	$1.27

$0.71	$0.66	Diluted Earnings per Share	$1.07	$1.18

$0.42	$0.39	Dividends Declared per Share	$0.84	$0.78

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$505,446	$475,942
Cash Receipts from Gas Sales	104,787	104,771
Cash Receipts from Electric Wholesale Sales	89,266	79,867
Cash Receipts from Operating Springerville Units 3 & 4	54,206	48,016
Interest Received	3,856	5,109
Performance Deposits Received	4,700	6,740
Other Cash Receipts	11,608	14,529
Payment of Other Operations and Maintenance Costs	(146,538)	(107,667)
Purchased Energy Costs Paid	(139,841)	(159,093)
Fuel Costs Paid	(124,261)	(112,969)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(87,102)	(79,850)
Wages Paid, Net of Amounts Capitalized	(62,476)	(63,382)
Interest Paid, Net of Amounts Capitalized	(33,582)	(28,851)
Capital Lease Interest Paid	(23,821)	(25,111)
Performance Deposit Payments	(3,340)	(6,840)
Income Taxes Paid	(700)	(2,228)
Other Cash Payments	(3,096)	(3,993)

Net Cash Flows — Operating Activities	149,112	144,990

Cash Flows from Investing Activities
Capital Expenditures	(174,136)	(132,998)
Purchase of Sundt Unit 4 Lease Asset	—	(51,389)
Prepayment Deposit on UED Debt	—	(1,530)
Purchase of Intangibles — Renewable Energy Credits	(2,529)	(4,084)
Other Cash Payments	(578)	(461)
Return of Investment in Springerville Lease Debt	38,353	21,667
Other Cash Receipts	6,984	5,198

Net Cash Flows — Investing Activities	(131,906)	(163,597)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	160,000	163,000
Proceeds from Issuance of Long-Term Debt	11,080	39,570
Proceeds from Stock Options Exercised	6,541	5,091
Other Cash Receipts	2,573	5,037
Repayments of Borrowings Under Revolving Credit Facilities	(70,000)	(116,000)
Payments of Capital Lease Obligations	(62,473)	(44,905)
Common Stock Dividends Paid	(30,881)	(28,138)
Repayment of Long-Term Debt	(2,840)	(17,945)
Payment of Debt Issue/Retirement Costs	(282)	(1,955)
Other Cash Payments	(744)	(661)

Net Cash Flows — Financing Activities	12,974	3,094

Net Increase (Decrease) in Cash and Cash Equivalents	30,180	(15,513)
Cash and Cash Equivalents, Beginning of Year	67,599	76,922

Cash and Cash Equivalents, End of Period	$97,779	$61,409

See Note 13 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$4,579,098	$4,452,928
Utility Plant Under Capital Leases	582,669	583,374
Construction Work in Progress	225,002	210,971

Total Utility Plant	5,386,769	5,247,273
Less Accumulated Depreciation and Amortization	(1,858,069)	(1,824,843)
Less Accumulated Amortization of Capital Lease Assets	(468,403)	(460,932)

Total Utility Plant — Net	3,060,297	2,961,498

Investments and Other Property
Investments in Lease Debt and Equity	66,376	103,844
Other	39,762	61,676

Total Investments and Other Property	106,138	165,520

Current Assets
Cash and Cash Equivalents	97,779	67,599
Accounts Receivable — Customer	94,618	91,556
Unbilled Accounts Receivable	58,183	53,084
Allowance for Doubtful Accounts	(6,003)	(6,125)
Fuel Inventory	28,636	29,216
Materials and Supplies	67,093	65,832
Derivative Instruments	7,300	5,214
Regulatory Assets — Current	71,390	56,962
Deferred Income Taxes — Current	34,839	32,386
Other	38,391	30,092

Total Current Assets	492,226	425,816

Regulatory and Other Assets
Regulatory Assets — Noncurrent	166,311	196,736
Derivative Instruments	6,946	9,806
Other Assets	28,027	30,425

Total Regulatory and Other Assets	201,284	236,967

Total Assets	$3,859,945	$3,789,801

See Notes to Condensed Consolidated Financial Statements.
(Continued)

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$847,095	$828,368
Capital Lease Obligations	364,635	429,074
Long-Term Debt	1,370,615	1,352,977

Total Capitalization	2,582,345	2,610,419

Current Liabilities
Current Obligations Under Capital Leases	76,261	60,347
Borrowing Under Revolving Credit Facility	50,000	—
Current Maturities of Long-Term Debt	76,643	57,000
Accounts Payable — Trade	123,508	109,896
Interest Accrued	23,812	39,120
Accrued Taxes Other than Income Taxes	39,593	39,140
Accrued Employee Expenses	25,167	26,969
Customer Deposits	31,622	29,795
Regulatory Liabilities — Current	58,294	69,483
Derivative Instruments	24,861	30,574
Other	4,696	1,678

Total Current Liabilities	534,457	464,002

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	268,265	246,466
Regulatory Liabilities — Noncurrent	219,370	201,329
Derivative Instruments	19,147	22,969
Pension and Other Postretirement Benefits	126,401	127,343
Other	109,960	117,273

Total Deferred Credits and Other Liabilities	743,143	715,380

Commitments, Contingencies and Proposed Environmental Matters (Note 6)

Total Capitalization and Other Liabilities	$3,859,945	$3,789,801

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

UNISOURCE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders’
	Outstanding*	Stock	Earnings	Loss	Equity
	(Unaudited)
	-Thousands of Dollars-

Balances at December 31, 2010	36,542	$715,688	$122,449	$(9,769)	$828,368

Comprehensive Income:
2011 Year-to-Date Net Income			41,990		41,990

Unrealized Loss on Cash Flow Hedges (net of $762 income taxes)				(1,163)	(1,163)

Reclassification of Realized Losses on Cash Flow Hedges to Net Income (net of $431 income taxes)				659	659

Employee Benefit Obligations Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $95 income taxes)				149	149

Total Comprehensive Income					41,635

Dividends, Including Non-Cash Dividend Equivalents			(31,095)		(31,095)
Shares Issued for Stock Options	257	7,030			7,030
Shares Issued under Stock Compensation Plans	57
Other		1,157			1,157

Balances at June 30, 2011	36,856	$723,875	$133,344	$(10,124)	$847,095

*	UniSource Energy has 75 million authorized shares of Common Stock.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Six Months Ended
June 30,			June 30,
2011	2010		2011	2010
(Unaudited)			(Unaudited)
- Thousands of Dollars -			-Thousands of Dollars-
		Operating Revenues
$231,652	$217,555	Electric Retail Sales	$405,354	$384,974
31,759	29,276	Electric Wholesale Sales	67,015	70,265
—	—	California Power Exchange (CPX) Provision for Wholesale Refunds	—	(2,970)
31,822	27,864	Other Revenues	62,452	53,507

295,233	274,695	Total Operating Revenues	534,821	505,776

		Operating Expenses
80,831	66,753	Fuel	152,138	125,260
26,445	33,337	Purchased Power	43,680	57,992
1,232	1,049	Transmission	1,927	1,845
2,112	(7,601)	Increase (Decrease) to Reflect PPFAC Recovery Treatment	(7,671)	(10,833)

110,620	93,538	Total Fuel and Purchased Energy	190,074	174,264
78,094	74,613	Other Operations and Maintenance	166,587	144,977
25,850	24,893	Depreciation	51,583	48,953
8,180	8,024	Amortization	16,484	15,810
10,043	9,730	Taxes Other Than Income Taxes	19,947	19,681

232,787	210,798	Total Operating Expenses	444,675	403,685

62,446	63,897	Operating Income	90,146	102,091

		Other Income (Deductions)
582	1,696	Interest Income	1,317	3,386
1,727	1,115	Other Income	4,367	2,333
(2,498)	(2,397)	Other Expense	(4,996)	(4,883)

(189)	414	Total Other Income (Deductions)	688	836

		Interest Expense
12,157	10,154	Long-Term Debt	24,412	20,032
9,930	11,423	Capital Leases	19,859	23,504
(91)	68	Other Interest Expense, Net of Interest Capitalized	(837)	42

21,996	21,645	Total Interest Expense	43,434	43,578

40,261	42,666	Income Before Income Taxes	47,400	59,349
15,133	14,728	Income Tax Expense	17,624	20,953

$25,128	$27,938	Net Income	$29,776	$38,396

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$409,089	$392,196
Cash Receipts from Electric Wholesale Sales	77,696	87,956
Cash Receipts from Operating Springerville Units 3 & 4	54,206	48,016
Reimbursement of Affiliate Charges	9,758	10,210
Interest Received	3,823	5,094
Income Tax Refunds Received	1,805	3,369
Performance Deposits Received	—	1,540
Other Cash Receipts	8,088	8,441
Payment of Other Operations and Maintenance Costs	(139,590)	(101,435)
Fuel Costs Paid	(123,040)	(108,820)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(63,338)	(59,033)
Wages Paid, Net of Amounts Capitalized	(51,042)	(51,163)
Purchased Power Costs Paid	(30,332)	(57,468)
Capital Lease Interest Paid	(23,821)	(25,106)
Interest Paid, Net of Amounts Capitalized	(22,245)	(18,299)
Perfomance Deposit Payments	(1,140)	(1,540)
Income Taxes Paid	(1,811)	(1,828)
Other Cash Payments	(1,841)	(1,561)

Net Cash Flows — Operating Activities	106,265	130,569

Cash Flows from Investing Activities
Capital Expenditures	(130,418)	(111,597)
Purchase of Sundt Unit 4 Lease Asset	—	(51,389)
Purchase of Intangibles — Renewable Energy Credits	(2,601)	(4,916)
Other Cash Payments	(558)	(1)
Return of Investment in Springerville Lease Debt	38,353	21,667
Other Cash Receipts	4,478	2,918

Net Cash Flows — Investing Activities	(90,746)	(143,318)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facility	110,000	110,000
Proceeds from Issuance of Long-Term Debt	11,080	30,000
Equity Investment from UniSource Energy	—	15,000
Other Cash Receipts	764	400
Repayments of Borrowings Under Revolving Credit Facility	(60,000)	(100,000)
Payments of Capital Lease Obligations	(62,435)	(44,851)
Payment of Debt Issue/Retirement Costs	(162)	(1,361)
Other Cash Payments	(427)	(202)

Net Cash Flows — Financing Activities	(1,180)	8,986

Net Increase (Decrease) in Cash and Cash Equivalents	14,339	(3,763)
Cash and Cash Equivalents, Beginning of Year	19,983	22,418

Cash and Cash Equivalents, End of Period	$34,322	$18,655

See Note 13 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$3,964,305	$3,863,431
Utility Plant Under Capital Leases	582,669	582,669
Construction Work in Progress	153,957	153,981

Total Utility Plant	4,700,931	4,600,081
Less Accumulated Depreciation and Amortization	(1,751,571)	(1,729,747)
Less Accumulated Amortization of Capital Lease Assets	(468,403)	(460,257)

Total Utility Plant — Net	2,480,957	2,410,077

Investments and Other Property
Investments in Lease Debt and Equity	66,376	103,844
Other	36,711	43,588

Total Investments and Other Property	103,087	147,432

Current Assets
Cash and Cash Equivalents	34,322	19,983
Accounts Receivable — Customer	76,988	71,425
Unbilled Accounts Receivable	47,640	32,217
Allowance for Doubtful Accounts	(4,043)	(4,106)
Accounts Receivable — Due from Affiliates	2,314	5,442
Fuel Inventory	28,340	29,209
Materials and Supplies	55,272	54,732
Derivative Instruments	1,656	1,318
Regulatory Assets — Current	57,485	34,023
Deferred Income Taxes — Current	35,723	33,640
Other	21,369	26,467

Total Current Assets	357,066	304,350

Regulatory and Other Assets
Regulatory Assets — Noncurrent	156,345	186,074
Derivative Instruments	2,574	1,834
Other Assets	22,940	24,767

Total Regulatory and Other Assets	181,859	212,675

Total Assets	$3,122,969	$3,074,534

See Notes to Condensed Consolidated Financial Statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$736,916	$707,495
Capital Lease Obligations	364,635	429,074
Long-Term Debt	1,003,615	1,003,615

Total Capitalization	2,105,166	2,140,184

Current Liabilities
Current Obligations Under Capital Leases	76,261	60,309
Borrowing Under Revolving Credit Facility	50,000	—
Accounts Payable — Trade	98,251	77,967
Accounts Payable — Due to Affiliates	3,757	3,989
Interest Accrued	16,358	31,771
Accrued Taxes Other than Income Taxes	32,695	29,873
Accrued Employee Expenses	22,016	23,710
Customer Deposits	22,726	21,191
Derivative Instruments	6,450	7,288
Regulatory Liabilities — Current	44,182	58,936
Other	4,469	3,379

Total Current Liabilities	377,165	318,413

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	241,409	227,615
Regulatory Liabilities — Noncurrent	186,135	170,223
Derivative Instruments	12,055	11,650
Pension and Other Postretirement Benefits	119,635	120,590
Other	81,404	85,859

Total Deferred Credits and Other Liabilities	640,638	615,937

Commitments, Contingencies and Proposed Environmental Matters (Note 6)

Total Capitalization and Other Liabilities	$3,122,969	$3,074,534

See Notes to Condensed Consolidated Financial Statements.
(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder’s
	Stock	Expense	Deficit	Loss	Equity
	(Unaudited)
	- Thousands of Dollars -
Balances at December 31, 2010	$858,971	$(6,357)	$(135,350)	$(9,769)	$707,495

Comprehensive Income:
2011 Year-to-Date Net Income			29,776		29,776

Unrealized Loss on Cash Flow Hedges (net of $762 income taxes)				(1,163)	(1,163)

Reclassification of Realized Losses on Cash Flow Hedges to Net Income (net of $431 income taxes)				659	659

Employee Benefit Obligations Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $95 income taxes)				149	149

Total Comprehensive Income					29,421

Balances at June 30, 2011	$858,971	$(6,357)	$(105,574)	$(10,124)	$736,916

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
TEP is a regulated public utility and UniSource Energy’s largest operating subsidiary, representing approximately 81% of UniSource Energy’s total assets as of June 30, 2011. TEP generates, transmits and distributes electricity to approximately 403,000 retail electric customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, primarily located in the western U.S. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State) and Springerville Unit 4 on behalf of Salt River Project Agriculture Improvement and Power District (SRP).
UES holds the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UNS Gas is a gas distribution company with approximately 146,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in northern Arizona, as well as in Santa Cruz County in southern Arizona. UNS Electric is an electric transmission and distribution company with approximately 91,000 retail customers in Mohave and Santa Cruz counties.
UED developed and owned the Black Mountain Generating Station (BMGS) in northwestern Arizona. The facility, which includes two natural gas-fired combustion turbines, provided energy to UNS Electric through a power sales agreement. In July 2011, UNS Electric purchased BMGS from UED.
Millennium’s investments in unregulated businesses represent less than 1% of UniSource Energy’s assets as of June 30, 2011. Millennium’s $13 million net loss for 2010, which reflected impairment losses, caused it to be a reportable segment at December 31, 2010. Millennium is not a reportable segment at June 30, 2011.
References to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.
The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the Securities and Exchange Commission’s interim reporting requirements, which do not include all the disclosures required by generally accepted accounting principles (GAAP) in the United States of America for audited annual financial statements. UniSource Energy and TEP reclassified certain amounts in the financial statements to conform to the current year presentation. The year-end condensed balance sheet data was derived from audited financial statements, but it does not include disclosures required by GAAP for audited annual financial statements. This quarterly report should be reviewed in conjunction with UniSource Energy’s and TEP’s 2010 Annual Report on Form 10-K.
Because weather and other factors cause seasonal fluctuations in the sales of TEP, UNS Gas and UNS Electric, quarterly results are not indicative of annual operating results.
REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
During the first half of 2011, we identified errors related to amounts owed to/from TEP for electricity deliveries settled or to be settled in-kind during prior years and in prior years the calculation of income tax expense. The calculation of income tax expense did not treat Allowance for Equity Funds Used During Construction (AFUDC) as a permanent book to tax difference. We assessed the materiality of these errors on prior period financial statements and concluded they were not material to any prior annual or interim periods, but the cumulative impact could be material to the annual period ending December 31, 2011 and the interim period ended June 30, 2011, if corrected in 2011. As a result, in accordance with Staff Accounting Bulletin 108, we have revised our prior period financial statements as described below to correct these errors.
The income tax adjustment impacted fiscal years 2003 through 2010 for UniSource Energy and fiscal years 2009 and 2010 for TEP. The adjustment for electricity deliveries settled or to be settled in-kind impacted fiscal years 2004 through 2010. The revision increased net income for UniSource Energy and TEP by $1 million for both the 2010 and 2009 annual periods. UniSource Energy Accumulated Earnings increased by $5 million for the periods prior to January 1, 2009 as a result of the revision.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
The revision impacted statements of income and balance sheets as shown in the tables below:

	UniSource Energy		TEP
	Three Months Ended
	March 31, 2011
	As	As	As	As
	Reported	Revised	Reported	Revised
	-Thousands of Dollars- (Except Per Share Amounts)
Income Statement
Electric Wholesale Sales	$40,781	$40,913	$35,122	$35,255
Fuel	72,137	72,130	71,315	71,308
Purchased Energy	77,640	78,274	16,601	17,236
Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	(5,793)	(6,235)	(9,342)	(9,783)
Income Tax Expense	3,909	7,432	208	2,491
Net Income	16,992	13,416	6,983	4,648
Basic Earnings Per Share (EPS)	0.46	0.36	N/A	N/A
Diluted EPS	0.44	0.35	N/A	N/A
Balance Sheet
Deferred Income Taxes -Current	35,210	32,588	36,205	33,584
Accounts Receivable -Customer	73,350	80,343	53,560	60,553
Regulatory Assets -Noncurrent	191,238	191,429	180,723	180,913
Common Stock Equity	824,127	828,133	708,604	712,609
Accounts Payable -Trade	97,260	97,817	71,276	71,833

	UniSource Energy
	2010
	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	As	As	As	As	As	As	As	As
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
	-Thousands of Dollars- (Except Per Share Amounts)
Income Statement
Electric Wholesale Sales(1)	$37,064	$37,093	$27,174	$28,466	$36,776	$36,838	$51,579	$49,565
Fuel	60,448	60,605	69,246	69,304	90,493	90,668	76,793	77,003
Purchased Energy(1)	82,805	82,805	65,376	66,591	93,889	93,889	66,137	64,003
Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	(12,631)	(12,745)	(10,330)	(10,313)	(12,373)	(12,478)	4,230	4,148
Income Tax Expense	12,435	12,247	16,300	15,956	44,533	43,773	5,000	4,870
Net Income	19,972	20,146	25,540	25,886	54,883	55,635	11,082	11,202
Basic EPS	0.55	0.56	0.70	0.71	1.50	1.52	0.30	0.31
Diluted EPS	0.52	0.52	0.65	0.66	1.36	1.38	0.29	0.30
Balance Sheet
Deferred Income Taxes - Current	51,106	48,457	50,066	47,417	54,705	52,059	35,028	32,386
Accounts Receivable Customer(1)	69,543	75,060	78,626	86,342	110,014	117,636	84,048	91,556
Regulatory Assets — Noncurrent	145,821	149,236	150,608	154,576	184,097	189,421	191,124	196,736
Common Stock Equity	757,939	764,303	772,833	779,544	816,533	823,996	820,786	828,368
Accounts Payable -Trade	99,936	100,634	107,800	108,383	102,363	102,964	109,318	109,896
Deferred Income Taxes — Noncurrent	233,681	235,197	244,441	246,183	290,772	293,008	244,148	246,466

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	TEP
	2010
	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	As	As	As	As	As	As	As	As
	Reported	Revised	Reported	Revised	Reported	Revised	Reported	Revised
	-Thousands of Dollars-
Income Statement
Electric Wholesale Sales(1)	$40,962	$40,990	$27,983	$29,276	$26,669	$26,731	$46,121	$44,107
Fuel	58,351	58,507	66,694	66,753	85,793	85,968	75,233	75,444
Purchased Power(1)	24,654	24,654	32,122	33,337	47,909	47,909	14,950	12,815
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(3,118)	(3,232)	(7,618)	(7,601)	(13,362)	(13,467)	1,073	992
Income Tax Expense	6,348	6,224	15,028	14,728	38,139	37,452	1,543	1,456
Net Income	10,349	10,458	27,636	27,938	58,993	59,673	9,999	10,075
Balance Sheet
Deferred Income Taxes — Current	49,881	47,232	50,319	47,670	55,323	52,677	36,283	33,640
Accounts Receivable — Customer(1)	54,957	60,669	63,627	71,342	92,197	99,819	63,916	71,425
Regulatory Assets — Noncurrent	136,013	137,641	140,102	142,209	170,287	173,631	182,514	186,074
Common Stock Equity	666,963	672,247	692,729	698,313	720,063	726,328	701,155	707,495
Accounts Payable -Trade	77,840	78,539	91,606	92,189	81,291	81,891	77,389	77,967
Deferred Income Taxes — Noncurrent	221,098	221,908	230,241	231,247	268,385	269,839	226,107	227,615

	UniSource Energy
	2010
	Six Months Ended		Nine Months Ended		Year Ended
	June 30,		September 30,		December 31,
	As	As	As	As	As	As
	Reported	Revised	Reported	Revised	Reported	Revised
	-Thousands of Dollars- (Except Per Share Amounts)
Income Statement
Electric Wholesale Sales(1)	$63,319	$65,558	$100,094	$102,397	$151,673	$151,962
Fuel	129,694	129,909	220,187	220,577	296,980	297,580
Purchased Energy(1)	147,261	149,396	241,151	243,285	307,288	307,288
Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	(22,962)	(23,058)	(35,335)	(35,536)	(31,105)	(31,388)
Income Tax Expense	28,735	28,201	73,266	71,975	78,266	76,845
Net Income	45,513	46,032	100,395	101,667	111,477	112,868
Basic EPS	1.26	1.27	2.76	2.80	3.06	3.10
Diluted EPS	1.17	1.18	2.53	2.56	2.82	2.86

	TEP
	2010
	Six Months Ended		Nine Months Ended		Year Ended
	June 30,		September 30,		December 31,
	As	As	As	As	As	As
	Reported	Revised	Reported	Revised	Reported	Revised
	-Thousands of Dollars-
Income Statement
Electric Wholesale Sales(1)	$68,025	$70,265	$94,694	$96,996	$140,815	$141,103
Fuel	125,045	125,260	210,838	211,228	286,071	286,672
Purchased Power(1)	55,857	57,992	103,766	105,901	118,716	118,716
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(10,736)	(10,833)	(24,098)	(24,299)	(23,025)	(23,307)
Income Tax Expense	21,376	20,953	59,514	58,404	61,057	59,860
Net Income	37,986	38,396	96,979	98,069	106,978	108,144

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	UniSource Energy		TEP
	Year Ended
	December 31, 2009
	As	As	As	As
	Reported	Revised	Reported	Revised
	-Thousands of Dollars- (Except Per Share Amounts)
Income Statement
Electric Wholesale Sales	$130,904	$131,255	$152,955	$153,306
Fuel	298,655	298,426	281,710	281,481
Purchased Energy	296,861	296,861	144,528	144,529
Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	(17,091)	(16,558)	(20,724)	(20,190)
Income Tax Expense	64,348	63,040	55,130	54,028
Net Income	104,258	105,608	89,248	90,396
Basic EPS	2.91	2.95	N/A	N/A
Diluted EPS	2.69	2.72	N/A	N/A
Balance Sheet
Deferred Income Taxes -Current	52,355	49,701	50,789	48,135
Accounts Receivable -Customer	80,191	88,138	62,508	70,456
Regulatory Assets -Noncurrent	147,325	150,324	137,147	138,466
Common Stock Equity	750,865	757,056	643,144	648,319
Accounts Payable -Trade	98,990	99,694	71,328	72,032
Deferred Income Taxes -Noncurrent	227,199	228,596	217,316	218,049

(1)	The revised amounts include reclassifications to conform to the current year presentation.
NOTE 2. REGULATORY MATTERS
ACCOUNTING FOR RATE REGULATION
The Arizona Corporation Commission (ACC) and the Federal Energy Regulatory Commission (FERC) each regulate portions of the utility accounting practices and rates used by TEP, UNS Gas, and UNS Electric. The ACC regulates rates charged to retail customers, siting of generation and transmission facilities, the issuance of securities, and transactions with affiliated parties. The FERC regulates terms and prices of transmission services and wholesale electricity sales.
PURCHASED POWER AND FUEL ADJUSTMENT CLAUSE (PPFAC) AND PURCHASED GAS ADJUSTMENT (PGA) MECHANISM
TEP’s and UNS Electric’s retail rates include a PPFAC. The PPFAC allows recovery of fuel and purchased power costs, including demand charges, transmission costs, and the prudent costs of contracts for hedging fuel and purchased power. UNS Gas’ retail rates include a PGA mechanism that allows UNS Gas to recover its actual commodity costs, including transportation, through a price adjustor on a per Therm basis. For each utility, the cumulative difference between its actual costs and those recovered through the PPFAC/PGA are tracked through the PPFAC/PGA Bank, a balancing account. The PPFAC balances factor into the formulas used to determine the PPFAC rates for TEP and UNS Electric, which are reset annually by the ACC each April and June, respectively. UNS Gas’ PGA mechanism is adjusted monthly based on a formula that reflects actual commodity costs over the previous 12 months. UNS Gas is required to request ACC approval of a surcredit if the PGA Bank balance reflects an over-collection of $10 million or more on a billed basis. UNS Gas is also authorized to request ACC approval of a surcharge if its PGA Bank reflects an under-collected balance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
The table below summarizes TEP’s and UNS Electric’s PPFAC surcharge (surcredit) in cents per kWh and UNS Gas’ PGA surcredit in cents per Therm:

	2011			2010
	June	April-May	First Quarter	June	April-May	First Quarter
TEP
PPFAC	0.53	0.53	0.09	0.09	0.09	0.18
CTC	(0.53)	(0.53)	(0.09)	(0.09)	(0.09)	(0.18)

Total PPFAC Rate	—	—	—	—	—	—
UNS Electric	(0.88)	0.08	0.08	(0.28)	(1.06)	(1.06)
UNS Gas	—	—	—	(8.00)	(8.00)	(8.00)
TEP
TEP offsets the PPFAC surcharge with Competition Transition Charge (CTC) revenue to be refunded, resulting in a PPFAC rate of zero to customers. After the CTC revenue is fully refunded, which is expected to occur later this year, the PPFAC bank balance could increase until a new PPFAC rate is effective in April 2012.
The following table shows the changes in TEP’s PPFAC-related accounts and the impacts on revenue and expense:

	At June 30,	At December	Six Months Ended
	2011	31, 2010	June 30, 2011
				Reduction to
				Fuel and
				Purchased
			Increase to	Power
	Asset (Liability)		Revenue	Expense
	-Millions of Dollars-
PPFAC — Fixed CTC Revenue to be Refunded (current and non-current)	$(21)	$(36)	$15

PPFAC (current and non-current)	66	58		$8

For the three months ended June 30, 2011, there was a $13 million increase to revenue and a $2 million increase to fuel and purchased power expense.
UNS GAS RATE CASE
In April 2011, UNS Gas filed a general rate case (on a cost-of-service basis) with the ACC requesting a rate increase of 3.8% to cover a revenue deficiency of $5.6 million, and requesting a change in depreciation rates that, if approved, is expected to reduce annual depreciation expense by $1 million. In addition, the filing proposed to change UNS Gas’ rate design by separating the recovery of fixed costs from the level of energy consumed. The change in rate design aims to provide adequate revenue recovery for declining sales due to the implementation of the state’s energy efficiency standard.
UNS ELECTRIC PURCHASE OF BMGS
As part of its September 2010 UNS Electric rate order, the ACC approved UNS Electric’s purchase of BMGS from UED at book value, subject to FERC approval and other conditions. In June 2011, UNS Electric received FERC approval of its purchase of BMGS from UED. On July 1, 2011, UNS Electric completed the purchase of BMGS for $63 million. As of July 1, 2011, BMGS is included in UNS Electric’s rates through a revenue-neutral rate reclassification of approximately 0.7 cents per kWh from base power supply rate to non-fuel base rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 3. BUSINESS SEGMENTS
Based on the way we organize our operations and evaluate performance, we have three reportable segments:
(1)	TEP, a regulated vertically integrated electric utility and UniSource Energy’s largest subsidiary;
(2)	UNS Gas, a regulated gas distribution utility business; and
(3)	UNS Electric, a regulated electric distribution utility business.
Results for the UniSource Energy and UES holding companies and the Millennium and UED subsidiaries are included in Other below.
We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments					UniSource
		UNS	UNS		Reconciling	Energy
	TEP	Gas	Electric	Other	Adjustments	Consolidated
	-Millions of Dollars-
Income Statement
Three Months Ended June 30, 2011:
Operating Revenues — External	$292	$25	$52	$1	$—	$370
Operating Revenues — Intersegment	3	1	1	7	(12)	—
Income Before Income Taxes	40	1	5	—	—	46
Net Income	25	—	3	1	—	29

Three Months Ended June 30, 2010:
Operating Revenues — External	$266	$25	$49	$(1)	$—	$339
Operating Revenues — Intersegment	9	1	—	7	(17)	—
Income (Loss) Before Income Taxes	43	1	3	(5)	—	42
Net Income (Loss)	28	1	2	(5)	—	26

Six Months Ended June 30, 2011:
Operating Revenues — External	$528	$84	$102	$—	$—	$714
Operating Revenues — Intersegment	7	1	1	14	(23)	—
Income Before Income Taxes	47	11	8	1	—	67
Net Income	30	7	5	—	—	42

Six Months Ended June 30, 2010:
Operating Revenues — External	$488	$81	$89	$—	$—	$658
Operating Revenues — Intersegment	18	2	1	13	(34)	—
Income (Loss) Before Income Taxes	59	10	8	(4)	1	74
Net Income (Loss)	38	6	5	(4)	1	46

When UniSource Energy consolidates its subsidiaries, we have additional significant reconciling adjustments that include the elimination of investments in subsidiaries held by UniSource Energy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	Reportable Segments
		UNS	UNS
	TEP	Gas	Electric	Other
	-Millions of Dollars-
Intersegment Revenue
Three Months Ended June 30, 2011:
Wholesale Sales — UNS Electric to TEP (4)	$—	$—	$1	$—
Wholesale Sales — UED to UNS Electric	—	—	—	3
Gas Revenue — UNS Gas to UNS Electric	—	1	—	—
Other Revenue — TEP to Affiliates (1)	2	—	—	—
Other Revenue — Millennium to TEP & UNS Electric(2)	—	—	—	4
Other Revenue — TEP to UNS Electric (3)	1	—	—	—

Total Intersegment Revenue	$3	$1	$1	$7

Three Months Ended June 30, 2010:
Wholesale Sales — TEP to UNS Electric (4)	$6	$—	$—	$—
Wholesale Sales — UED to UNS Electric	—	—	—	3
Gas Revenue — UNS Gas to UNS Electric	—	1	—	—
Other Revenue — TEP to Affiliates (1)	2	—	—	—
Other Revenue — Millennium to TEP & UNS Electric(2)	—	—	—	4
Other Revenue — TEP to UNS Electric (3)	1	—	—	—

Total Intersegment Revenue	$9	$1	$—	$7

Six Months Ended June 30, 2011
Wholesale Sales — TEP to UNS Electric (4)	$1	$—	$—	$—
Wholesale Sales — UNS Electric to TEP (4)	—	—	1	—
Wholesale Sales — UED to UNS Electric	—	—	—	5
Gas Revenue — UNS Gas to UNS Electric	—	1	—	—
Other Revenue — TEP to Affiliates(1)	5	—	—	—
Other Revenue — Millennium to TEP & UNS Electric(2)	—	—	—	9
Other Revenue — TEP to UNS Electric (3)	1	—	—	—

Total Intersegment Revenue	$7	$1	$1	$14

Six Months Ended June 30, 2010
Wholesale Sales — TEP to UNS Electric (4)	$13	$—	$—	$—
Wholesale Sales — UNS Electric to TEP (4)	—	—	1	—
Wholesale Sales — UED to UNS Electric	—	—	—	5
Gas Revenue — UNS Gas to UNS Electric	—	2	—	—
Other Revenue — TEP to Affiliates(1)	4	—	—	—
Other Revenue — Millennium to TEP & UNS Electric(2)	—	—	—	8
Other Revenue — TEP to UNS Electric (3)	1	—	—	—

Total Intersegment Revenue	$18	$2	$1	$13

(1)	Common costs (systems, facilities, etc.) are allocated on a cost-causative basis and recorded as revenue by TEP. Management believes this method of allocation is reasonable.

(2)	Millennium provides a supplemental workforce and meter-reading services to TEP and UNS Electric. Amounts are based on costs of services performed, and management believes that the charges for services are reasonable.

(3)	TEP charges UNS Electric for control area services based on a FERC-approved tariff.

(4)	TEP and UNS Electric sell power to each other at prices based on the Dow Jones Four Corners Daily Index.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 4. DEBT AND CREDIT FACILITIES
Summarized below are the significant changes to our debt from those reported in our 2010 Annual Report on Form 10-K. There have been no significant changes to our outstanding letters of credit.
UNISOURCE ENERGY CREDIT AGREEMENT
UniSource Energy had $67 million and $27 million in borrowings outstanding under its revolving credit facility as of June 30, 2011 and December 31, 2010, respectively. The revolving loan balances are included in Long-Term Debt in the UniSource Energy balance sheets.
TEP CREDIT AGREEMENT AND REIMBURSEMENT AGREEMENT
At June 30, 2011, TEP had $50 million in borrowings outstanding under the TEP Credit Agreement. The revolving loan balances are included in Current Liabilities in the UniSource Energy and TEP balance sheets.
UNS GAS/UNS ELECTRIC CREDIT AGREEMENT
As of July 25, 2011, UNS Electric had $30 million in short-term borrowings under the UNS Gas/UNS Electric Revolver outstanding which UNS Electric used to purchase BMGS.
UED SECURED TERM LOAN
In July 2011, UED received $63 million from the sale of BMGS to UNS Electric. UED used a portion of those funds to fully repay the $27 million outstanding under its secured term loan.
COVENANT COMPLIANCE
As of June 30, 2011, UniSource Energy and its subsidiaries were in compliance with the terms of their respective loan and credit agreements.
NOTE 5. INCOME TAXES
For the three and six months ended June 30, 2011 and June 30, 2010, the effective tax rate differed from the federal rate, primarily due to state income taxes. In addition, the effective rate for the quarter ended June 30, 2010 was impacted by the domestic production activities deduction and an increase in the valuation allowance relating to a capital loss from Millennium’s sale of Nations Energy Corporation.
Valuation Allowance and Capital Loss on Sale of Nations Energy Corporation (Nations Energy)
In the first quarter of 2010, UniSource Energy recorded a $12 million capital loss for tax purposes from Millennium’s sale of Nations Energy. UniSource Energy has a $5 million deferred tax asset as a result of the capital loss. Since UniSource Energy’s deferred tax assets related to the investment in Nations Energy, net of valuation allowance, were $3 million at the time of the sale, a $2 million deferred tax asset was recorded. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or the entire deferred tax asset will not be realized. For the six months ended June 30, 2010, a $3 million valuation allowance was recorded because management believes that only $2 million of the deferred tax asset may be realized due to the five-year capital loss carryforward limitation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
State Tax Rate Change
Deferred tax assets and liabilities are recorded using income tax rates expected to be in effect when the deferred tax assets and liabilities are realized or settled. In the first quarter of 2011, the Arizona legislature passed a bill reducing the corporate income tax rate from the current rate of 6.968%. The tax rate reduction will be phased in beginning in 2014 with a reduction of approximately 0.5% per year until the income tax rate reaches 4.9% for 2017 and later years. As a result of these tax rate reductions, net deferred tax liabilities at UniSource Energy and TEP were reduced by $13 million offset entirely by adjustments to regulatory assets and liabilities. The income tax rate change will not have an impact on UniSource Energy’s and TEP’s effective tax rate for 2011.
Uncertain Tax Positions
As a result of a change in accounting method approved by the Internal Revenue Service in the second quarter of 2011, the balance of unrecognized tax benefits decreased by $13 million for UniSource Energy and $10 million for TEP. The decrease in unrecognized tax benefits had no impact on income tax expense. The adjustment decreased Other in Deferred Credits and Other Liabilities and increased Deferred Income Taxes — Noncurrent on the balance sheet.
NOTE 6. COMMITMENTS, CONTINGENCIES AND PROPOSED ENVIRONMENTAL MATTERS
TEP COMMITMENTS
In 2011, TEP entered into the following new long-term purchase commitments in addition to those reported in our 2010 Annual Report on Form 10-K:

	Purchase Commitments
	2011	2012	2013	2014	2015	Thereafter	Total
	-Millions of Dollars-
Coal(1)	$34	$40	$14	$14	$—	$—	$102
Purchased Power(2)	1	5	1	1	1	10	19
Solar Equipment(3)	11	11	11	—	—	—	33

Total	$46	$56	$26	$15	$1	$10	$154

(1)	TEP executed a new coal supply agreement and amended an existing coal supply agreement in March 2011, incurring minimum purchase obligations.

(2)	Purchased Power includes contracts that will settle in June through September 2012 with prices per MWh that are indexed to natural gas prices. TEP’s estimated minimum payment obligation for these purchases is based on projected market prices as of June 30, 2011. Additionally, Purchased Power includes one long-term Power Purchase Agreement (PPA) with a renewable energy generation facility that achieved commercial operation on March 31, 2011. TEP is obligated to purchase 100% of the output of this facility. The table above includes estimated future payments based on expected power deliveries under this contract through 2031. TEP has entered into additional long-term renewable PPAs to comply with the RES requirements; however, TEP’s obligation to accept and pay for electric power under these agreements does not begin until the facilities are constructed and operational.

(3)	TEP has a commitment to purchase 9 MW of photovoltaic equipment, subject to ACC approval, between July 1, 2011 and December 31, 2013.
UNS ELECTRIC COMMITMENTS
In 2011, UNS Electric entered into new long-term, forward power purchase commitments in addition to those reported in our 2010 Annual Report on Form 10-K. These contracts will settle in January through December of 2012. Certain of these contracts are at a fixed price per MWh and others are indexed to natural gas prices. UNS Electric’s estimated 2012 minimum payment obligation for these purchases is $6 million based on projected market prices as of June 30, 2011.
UNISOURCE ENERGY COMMITMENTS
UniSource Energy is constructing a new headquarters building in downtown Tucson with expected completion in November 2011. UniSource Energy has spent $53 million for construction of the building and has a remaining commitment of $12 million at June 30, 2011. Additionally, UniSource Energy has a commitment of $5 million for required tenant improvements, furniture, fixtures and equipment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
TEP CONTINGENCIES
El Paso Electric Dispute
In April 2011, TEP and El Paso entered into a settlement agreement, subject to approval by the FERC, to resolve a dispute over transmission service from Luna to TEP’s system that originated in 2006 under the 1982 Power Exchange and Transmission Agreement between the parties (Exchange Agreement). In 2008, the FERC issued an order supporting TEP’s position in the dispute. El Paso subsequently appealed that order. In December 2008, El Paso refunded $11 million, including interest, to TEP for transmission service from Luna to TEP’s system from 2006 to 2008. TEP has not recognized income related to the $11 million refund pending resolution of the dispute.
The settlement reduces TEP’s rights for transmission under the Exchange Agreement from 200 MW to 170 MW and requires TEP to pay El Paso a lump-sum of $5 million, equivalent to the total amount that TEP would have paid El Paso if TEP had paid for 30 MW of transmission from February 1, 2006, through the settlement date, including interest. Under the PPFAC mechanism, TEP would be allowed to recover $2 million of this additional transmission expense from its customers. Additionally, TEP will enter into two new firm transmission capacity agreements under El Paso’s Open Access Transmission Tariff (OATT) for 40 MW. Finally, El Paso will withdraw its appeal before the United States Court of Appeals District of Columbia Circuit, and TEP will withdraw its complaint before the Arizona District of the United States District Court.
The settlement agreement was filed with the FERC in June 2011, and will become effective after: 1) issuance by the FERC of a final non-appealable order approving the settlement, and 2) issuance by the FERC of a final non-appealable order approving a settlement between El Paso and Macho Springs Power I, LLC regarding the reimbursement of network upgrade costs associated with the interconnection of the Macho Springs wind facility to the El Paso system. TEP will purchase the output of the Macho Springs facility under a 20-year PPA which is expected to begin when Macho Springs becomes operational later this year and which is not contingent upon either aforementioned settlement.
If the settlement agreements are both accepted by the FERC without modification or condition and not subsequently appealed, TEP would recognize a pre-tax gain of approximately $8 million. We anticipate that the FERC will make a decision on the settlements prior to year-end 2011.
If the FERC does not approve the settlement agreements and El Paso were to prevail in its appeal before the United States Court of Appeals for the District of Columbia Circuit, TEP would be required to refund the $11 million received from El Paso plus interest, and to pay for transmission service under El Paso’s OATT from October 2008 through the date of the decision. For the period October 2008 to June 30, 2011, this additional transmission expense would be approximately $12 million. However, under the PPFAC mechanism, TEP would be allowed to recover $10 million of this additional transmission expense from its retail customers.
Claims Related to Navajo Generating Station
In June 1999, the Navajo Nation filed suit in the U.S. District Court for the District of Columbia (D.C. Lawsuit) against parties including SRP; several Peabody Coal Company entities including Peabody Western Coal Company (Peabody), the coal supplier to Navajo Generating Station (Navajo); Southern California Edison Company; and other defendants. Although TEP is not a named defendant in the D.C. Lawsuit, TEP owns 7.5% of Navajo Units 1, 2 and 3. The D.C. Lawsuit alleges, among other things, that the defendants obtained a favorable coal royalty rate on the lease agreements under which Peabody mines coal by improperly influencing the outcome of a federal administrative process pursuant to which the royalty rate was to be adjusted. The suit initially sought $600 million in damages, treble damages, punitive damages of not less than $1 billion, and the ejection of defendants from all possessory interests and Navajo Tribal lands arising out of the primary coal lease.
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
Claims Related to San Juan Generating Station
In April 2010, the Sierra Club filed a citizens’ suit under the Resource Conservation and Recovery Act (RCRA) and the Surface Mine Control and Reclamation Act (SMCRA) in the U.S. District Court for the District of New Mexico against PNM, as operator of San Juan; PNM’s parent PNM Resources, Inc. (PNMR); San Juan Coal Company (SJCC), which operates the San Juan mine that supplies coal to San Juan; and SJCC’s parent BHP Minerals International Inc. (BHP). The Sierra Club alleges in the suit that certain activities at San Juan and the San Juan mine associated with the treatment, storage and disposal of coal and coal combustion residuals (CCRs), primarily coal ash, are causing imminent and substantial harm to the environment, including ground and surface water in the region, and that placement of CCRs at the mine constitute “open dumping” in violation of RCRA. The RCRA claims are asserted against PNM, PNMR, SJCC and BHP. The suit also includes claims under SMCRA which are directed only against SJCC and BHP. The suit seeks the following relief: an injunction requiring the parties to undertake certain mitigation measures with respect to the placement of CCRs at the mine or to cease placement of CCRs at the mine; the imposition of civil penalties; and attorney’s fees and costs. With the agreement of the parties, the court entered a stay of the action in August 2010, to allow the parties to try to address the Sierra Club’s concerns. If the parties are unable to settle the matter, PNM has indicated that it plans an aggressive defense of the RCRA claims in the suit. TEP cannot predict the outcome of this matter at this time.
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
Mine Closure Reclamation at Generating Stations Not Operated by TEP
TEP currently pays ongoing reclamation costs related to coal mines that supply generating stations in which TEP has an ownership interest but does not operate. It is probable that TEP will have to pay a portion of final reclamation costs upon closure of these mines. TEP’s share of the reclamation costs at the expiration dates of the coal supply agreements in 2016 through 2019 is approximately $26 million. TEP recognizes this cost over the remaining terms of the coal supply agreements and had recorded liabilities of $12 million at June 30, 2011 and $11 million at December 31, 2010.
Amounts recorded for final reclamation are subject to various assumptions, such as estimations of reclamation costs, the dates when final reclamation will occur, and the credit-adjusted risk-free interest rate to be used to discount future liabilities. As these assumptions change, TEP will prospectively adjust the expense amounts for final reclamation over the remaining coal supply agreement terms. TEP does not believe that recognition of its final reclamation obligations will be material to TEP in any single year because recognition will occur over the remaining terms of its coal supply agreements.
TEP’s PPFAC allows TEP to pass through most fuel costs (including final reclamation costs) to customers. Therefore, TEP classifies these costs as a regulatory asset. TEP will increase the regulatory asset and the reclamation liability over the remaining life of the coal supply agreements on an accrual basis and recovers the regulatory asset through the PPFAC as final mine reclamation costs are paid to the coal suppliers.

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
In 2002, the ACC approved the location and construction of the proposed 345-kV line along a route identified as the Western Corridor subject to a number of conditions, including the issuance of all required permits from state and federal agencies. The U.S. Forest Service subsequently expressed its preference for a different route in its final Environmental Impact Statement for the project. TEP and UNS Electric are considering options for the project, including potential new routes. If a decision is made to pursue an alternative route, approvals will be needed from the ACC, the Department of Energy, U.S. Forest Service, Bureau of Land Management, and the International Boundary and Water Commission. As of June 30, 2011 and December 31, 2010, TEP had capitalized $11 million related to the project, including $2 million to secure land and land rights. If TEP does not receive the required approvals or abandons the project, TEP believes cost recovery is probable for prudent and reasonably incurred costs related to the project as a consequence of the ACC’s requirement for a second transmission line serving the Nogales, Arizona area.
PROPOSED ENVIRONMENTAL MATTERS
TEP’s generating facilities are subject to Environmental Protection Agency (EPA) limits on the amount of sulfur dioxide (SO2), nitrogen oxide (NOx) and other emissions released into the atmosphere. TEP may incur additional costs to comply with future changes in federal and state environmental laws, regulations and permit requirements at its existing electric generating facilities. Compliance with these changes may reduce operating efficiency.
Hazardous Air Pollutant Requirements
The Clean Air Act requires the EPA to develop emission limit standards for hazardous air pollutants that reflect the maximum achievable control technology. The EPA is required to develop rules establishing standards for the control of emissions of mercury and other hazardous air pollutants from electric generating units and to issue final rules by November 2011.
The EPA issued its proposed rule in March 2011. Depending on the terms of the EPA’s final rule, emission controls may be required at some or all of TEP’s coal-fired units by 2014 or later. Whether emission controls are required at a particular unit, the level of control required, and the cost to achieve that level of control will not be known until the rule has been promulgated.
Navajo
Based on the EPA’s proposed standards, mercury and particulate emission control equipment may be required at Navajo by 2015. TEP’s share of the estimated capital cost of this equipment is less than $1 million for mercury control and approximately $43 million if the installation of baghouses to control particulates is necessary.
Springerville
Based on the EPA’s proposed standards, mercury emission control equipment may be required at Springerville by 2015. The estimated capital cost of this equipment for Springerville Units 1 and 2 is approximately $5 million. The annual operating cost associated with the mercury emission control equipment is expected to be approximately $3 million.
San Juan
The co-owners of San Juan installed new pollution control equipment at San Juan Units 1 and 2 in 2008 and 2009. These controls are expected to be adequate to achieve compliance with the EPA’s proposed federal standards.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Other Coal-Fired Units
TEP is analyzing the potential impacts of the proposed EPA rule on the Four Corners and Sundt generating facilities.
Regional Haze Rules
The EPA’s regional haze rules require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility. The rules call for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas and to submit a state implementation plan to the EPA for approval.
Compliance with the EPA’s BART determinations, coupled with the financial impact of future climate change legislation, other environmental regulations and other business considerations could jeopardize the economic viability of the San Juan, Four Corners and Navajo plants or the ability of individual participants to meet their obligations and maintain participation in these plants. TEP cannot predict the ultimate outcome of these matters.
Navajo and Four Corners are located on the Navajo Indian Reservation and therefore are not subject to state regulatory jurisdictions.
San Juan
In December 2010, the EPA proposed a federal implementation plan under the Clean Air Act addressing, among other things, regional haze requirements for San Juan. The EPA plan proposes that the BART for nitrogen oxides at San Juan is a technology known as selective catalytic reduction (SCR). The EPA’s proposal gives the San Juan participants three years from the date of the final rule to achieve compliance. PNM, the operator of San Juan, has challenged the EPA’s proposal based on its own analysis which concludes that SCR is not the BART for that plant. A final federal implementation plan is expected in August 2011.
TEP’s share of capital expenditures related to the installation of SCR technology over a five-year period, at San Juan, is estimated to be $155 million to $202 million. This estimated range is based on two cost analyses commissioned by PNM. The three-year installation proposed by the EPA could increase the cost of compliance. Adding this technology to San Juan would increase operating costs at the generating station.
In February 2011, the New Mexico Environment Department (NMED) filed its proposed regional haze implementation plan with the New Mexico Environmental Improvement Board (EIB). The plan proposes that the BART for nitrogen oxides at San Juan is the installation of selective non-catalytic reduction (SNCR). TEP’s share of the capital costs related to the installation of SNCR is estimated to be $17 million. The NMED’s plan gives the San Juan participants five years to achieve compliance.
In June 2011, the EIB adopted the NMED state implementation plan and submitted it to the EPA for approval. TEP cannot predict whether or how the EPA will act on the state or final federal implementation plan.
Four Corners
In February 2011, the EPA supplemented the proposed federal implementation plan for the BART at Four Corners that would require the installation of SCR on Units 4 and 5. TEP’s estimated share of the capital costs to install SCR is approximately $35 million. Once the EPA finalizes the BART rule for Four Corners, the plant’s participants would have until 2018 to achieve compliance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Navajo
The EPA is expected to issue a proposed rule establishing the BART for Navajo by the end of the year, with a final rule in 2012. SRP, on behalf of the Navajo owners, is participating in an EPA-sanctioned stakeholder process designed to determine the BART for Navajo. If the EPA determines that SCR is required at Navajo, the capital cost impact to TEP is estimated to be $42 million. In addition, the installation of SCR at Navajo could increase the plant’s particulate emissions, necessitating the installation of baghouses. If the installation of baghouses is necessary at Navajo, TEP’s estimated share of the capital costs is approximately $43 million. The exact level and cost of required pollution controls will not be known until final determinations are made by the regulatory agencies. TEP anticipates that if the EPA finalizes a BART rule for Navajo that requires SCR, the owners would have five years to achieve compliance .
NOTE 7. EMPLOYEE BENEFIT PLANS
COMPONENTS OF NET PERIODIC BENEFIT COST
The components of UniSource Energy’s net periodic benefit cost are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	-Millions of Dollars-

Components of Net Periodic Benefit Cost
Service Cost	$2	$2	$1	$—
Interest Cost	4	4	1	1
Expected Return on Plan Assets	(4)	(3)	—	—
Amortization of Net Loss	2	1	—	—

Net Periodic Benefit Cost	$4	$4	$2	$1

The table above includes pension benefit costs of less than $0.5 million and other postretirement benefit costs of less than $0.1 million for UNS Gas and UNS Electric. The remaining cost is related to TEP.

			Other Postretirement
	Pension Benefits		Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	-Millions of Dollars-

Components of Net Periodic Benefit Cost
Service Cost	$5	$4	$2	$1
Interest Cost	8	8	2	2
Expected Return on Plan Assets	(8)	(7)	—	—
Amortization of Prior Service Costs	—	—	(1)	—
Amortization of Net Loss	3	2	—	—

Net Periodic Benefit Cost	$8	$7	$3	$3

The table above includes pension benefit costs of $1 million and other postretirement benefit costs of less than $0.1 million for UNS Gas and UNS Electric. The remaining cost is related to TEP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 8. SHARE-BASED COMPENSATION PLANS
In May 2011, UniSource Energy shareholders approved the UniSource Energy 2011 Omnibus Stock and Incentive Plan (2011 Plan), a new share-based compensation plan. The total number of shares which may be awarded under the 2011 Plan cannot exceed 1.2 million shares. The 2011 Plan supersedes all prior equity compensation plans (Prior Plans). The Prior Plans, however, shall remain in effect until all stock options and other awards granted under the Prior Plans have been exercised, forfeited, canceled, expired or terminated.
RESTRICTED STOCK UNITS AND PERFORMANCE SHARES
Restricted Stock Units
In May 2011, the Compensation Committee of the UniSource Energy Board of Directors granted 14,655 restricted stock units to non-employee directors at a grant date fair value of $37.53 per share. The restricted stock units vest in one year or immediately upon death, disability, or retirement. Compensation expense equal to the fair market value on the grant date is recognized over the vesting period. Fully vested but undistributed stock unit awards accrue dividend equivalent stock units based on the fair market value of common shares on the date the dividend is paid. In the January following the year the person is no longer a director, common stock shares will be issued for the vested stock units.
Performance Shares
In March 2011, the Compensation Committee granted 80,440 performance share awards to officers. Half of the performance share awards had a grant date fair value, based on a Monte Carlo simulation, of $33.73 per share. Those awards will be paid out in shares of UniSource Energy Common Stock based on a comparison of UniSource Energy’s cumulative Total Shareholder Return to that of the Edison Electric Institute Index during the performance period of January 1, 2011 through December 31, 2013. The remaining half had a grant date fair value of $36.58 per share and will be paid out in shares of UniSource Energy Common Stock based on cumulative net income for the three-year period ended December 31, 2013. The performance shares vest based on the achievement of goals by the end of the performance period; any unearned awards are forfeited. Performance shares are eligible for dividend equivalents during the performance period.
SHARE-BASED COMPENSATION EXPENSE
UniSource Energy and TEP recorded share-based compensation expense of less than $1 million for the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011, UniSource Energy and TEP recorded share-based compensation expense of $2 million and $1 million, respectively, and $1 million and $1 million, respectively, for the six months ended June 30, 2010.
At June 30, 2011, the total unrecognized compensation cost related to non-vested share-based compensation was $4 million, which will be recorded as compensation expense over the remaining vesting periods through December 2013. The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at June 30, 2011, was 1 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 9. FAIR VALUE MEASUREMENTS
The following tables set forth, by level within the fair value hierarchy, UniSource Energy’s and TEP’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no transfers between Levels 1, 2 or 3 for either reporting period.

	UniSource Energy
	June 30, 2011
	Quoted Prices
	In	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$30	$—	$—	$30
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	18	—	18
Collateral Posted (3)	—	1	—	1
Energy Contracts (4)	—	1	13	14

Total Assets	30	20	13	63

Liabilities
Energy Contracts (4)	—	(12)	(22)	(34)
Interest Rate Swaps (5)	—	(10)	—	(10)

Total Liabilities	—	(22)	(22)	(44)

Net Total Assets and (Liabilities)	$30	$(2)	$(9)	$19

	UniSource Energy
	December 31, 2010
	Quoted Prices
	In	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$38	$—	$—	$38
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	16	—	16
Collateral Posted (3)	—	3	—	3
Energy Contracts (4)	—	—	15	15

Total Assets	38	19	15	72

Liabilities
Energy Contracts (4)	—	(19)	(25)	(44)
Interest Rate Swaps (5)	—	(10)	—	(10)

Total Liabilities	—	(29)	(25)	(54)

Net Total Assets and (Liabilities)	$38	$(10)	$(10)	$18

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	TEP
	June 30, 2011
	Quoted Prices
	In	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$9	$—	$—	$9
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	18	—	18
Collateral Posted (3)	—	1	—	1
Energy Contracts (4)	—	—	4	4

Total Assets	9	19	4	32

Liabilities
Energy Contracts (4)	—	(5)	(3)	(8)
Interest Rate Swaps (5)	—	(10)	—	(10)

Total Liabilities	—	(15)	(3)	(18)

Net Total Assets and (Liabilities)	$9	$4	$1	$14

	TEP
	December 31, 2010
	Quoted Prices
	In	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	-Millions of Dollars-
Assets
Cash Equivalents (1)	$21	$—	$—	$21
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	16	—	16
Energy Contracts (4)	—	—	3	3

Total Assets	21	16	3	40

Liabilities
Energy Contracts (4)	—	(7)	(2)	(9)
Interest Rate Swaps (5)	—	(10)	—	(10)

Total Liabilities	—	(17)	(2)	(19)

Net Total Assets and (Liabilities)	$21	$(1)	$1	$21

(1)	Cash Equivalents are based on observable market prices and include the fair value of commercial paper, money market funds and certificates of deposit. These amounts are included in Cash and Cash Equivalents and Investments and Other Property — Other in the UniSource Energy and TEP balance sheets.

(2)	Rabbi Trust Investments include amounts held in mutual and money market funds related to deferred compensation and SERP benefits. The valuation is based on quoted prices traded in active markets. These investments are included in Investments and Other Property — Other in the UniSource Energy and TEP balance sheets.

(3)	Collateral provided for energy contracts with counterparties to reduce credit risk exposure. Collateral posted is included in Current Assets — Other in the UniSource Energy and TEP balance sheets.

(4)	Energy Contracts include gas swap agreements (Level 2), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to reduce exposure to energy price risk. These contracts are included in Derivative Instruments in the UniSource Energy and TEP balance sheets. The valuation techniques are described below. See Note 14.

(5)	Interest Rate Swaps are valued based on the 6-month LIBOR index or the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap index. These interest rate swaps are included in Derivative Instruments in the UniSource Energy and TEP balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Energy Contracts
TEP, UNS Gas and UNS Electric primarily apply the market approach for recurring fair value measurements. Where observable inputs are available for substantially the full term of the asset or liability — such as gas swap derivatives valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basis differences — the instrument is categorized in Level 2. Derivatives valued using an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers are categorized in Level 3.
For both power and gas prices, TEP and UNS Electric obtain quotes from brokers, major market participants, exchanges or industry publications and rely on their own price experience from active transactions in the market. We primarily use one set of quotations each for power and for gas and then validate those prices using other sources. The broker providing quotes for power prices states that the market information provided is indicative only but is believed to be reflective of market conditions as of the time and date indicated. In addition, energy derivatives include contracts where published prices are not readily available. These include contracts for delivery periods during non-standard time blocks, contracts for delivery during only a few months of a given year when prices are quoted only for the annual average, or contracts for delivery at illiquid delivery points. In these cases, management assumptions used to value such contracts include the use of percentage multipliers to value non-standard time blocks, the application of historical price curve relationships to calendar year quotes, and the inclusion of adjustments for transmission and line losses to value contracts at illiquid delivery points. We also consider the impact of counterparty credit risk using current and historical default and recovery rates as well as our own credit risk using market credit default swap data. We review these assumptions on a quarterly basis.
The fair value of TEP’s purchase power call option is estimated using an internal pricing model which includes assumptions about market risks such as liquidity, volatility, and contract valuation. This model also considers credit and non-performance risk. UniSource Energy’s and TEP’s assessments of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.
The following tables set forth a reconciliation of changes in the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy:

	UniSource
	Energy	TEP
	Three Months Ended
	June 30, 2011
	Energy Contracts
	-Millions of Dollars-
Balance as of March 31, 2011	$(11)	$1
Gains (Losses) Realized/Unrealized
Recorded to:
Net Regulatory Assets — Derivative Instruments	(1)	—
Settlements	3	—

Balance as of June 30, 2011	$(9)	$1

Total gains (losses) attributable to the change in unrealized gains or losses relating to assets/liabilities still held at the end of the period	$(1)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	UniSource
	Energy	TEP
	Six Months Ended
	June 30, 2011
	Energy Contracts
	-Millions of Dollars-
Balance as of December 31, 2010	$(10)	$1
Gains (Losses) Realized/Unrealized
Recorded to:
Net Regulatory Assets — Derivative Instruments	(3)	1
Other Comprehensive Income	(1)	(1)
Settlements	5	—

Balance as of June 30, 2011	$(9)	$1

Total gains (losses) attributable to the change in unrealized gains or losses relating to assets/liabilities still held at the end of the period	$(3)	$—

	UniSource Energy			TEP
		Three Months Ended
		June 30, 2010
	Energy	Equity		Energy
	Contracts	Investments	Total	Contracts
	-Millions of Dollars-
Balance as of March 31, 2010	$(16)	$6	$(10)	$(2)
Gains (Losses) Realized/Unrealized
Recorded to:
Net Regulatory Assets — Derivative Instruments	1	—	1	4
Other Expense	—	(5)	(5)	—
Settlements	4	—	4	—

Balance as of June 30, 2010	$(11)	$1	$(10)	$2

Total gains (losses) attributable to the change in unrealized gains or losses relating to assets/liabilities still held at the end of the period	$—	$—	$—	$4

	UniSource Energy			TEP
		Six Months Ended
		June 30, 2010
	Energy	Equity		Energy
	Contracts	Investments	Total	Contracts
	-Millions of Dollars-
Balance as of December 31, 2009	$(13)	$6	$(7)	$(4)
Gains (Losses) Realized/Unrealized
Recorded to:
Net Regulatory Assets — Derivative Instruments	(4)	—	(4)	7
Other Comprehensive Income	(1)	—	(1)	(1)
Other Expense	—	(5)	(5)	—
Settlements	7	—	7	—

Balance as of June 30, 2010	$(11)	$1	$(10)	$2

Total gains (losses) attributable to the change in unrealized gains or losses relating to assets/liabilities still held at the end of the period	$(4)	$—	$(4)	$6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Financial Instruments Not Carried at Fair Value
The fair value of a financial instrument is the market price that would be received to sell an asset or transfer a liability at the measurement date. We use the following methods and assumptions for estimating the fair value of our financial instruments:
•	The carrying amounts of our current assets and liabilities, including Current Maturities of Long-Term Debt, and amounts outstanding under our credit agreements, approximate their fair value due to the short-term nature of these instruments; with the exception of $50 million of UNS Gas Senior Unsecured Notes with a make-whole provision on a call premium that have a fair value of $50.3 million. These items have been excluded from the table below;
•	Investments in Lease Debt and Equity: TEP calculated the present value of remaining cash flows at the balance sheet date using current market rates for instruments with similar characteristics with respect to credit rating and time-to-maturity. We also incorporate the impact of counterparty credit risk using market credit default swap data; and
•	Long-Term Debt: UniSource Energy and TEP used quoted market prices, where available, or calculated the present value of remaining cash flows at the balance sheet date using current market rates for bonds with similar characteristics with respect to credit rating and time-to-maturity. TEP considers the principal amounts of variable rate debt outstanding to be reasonable estimates of their fair value. We also incorporate the impact of our own credit risk using a credit default swap rate when determining the fair value of long-term debt.
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The amount recorded in the balance sheet (carrying value) and the estimated fair values of our financial instruments included the following:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	-Millions of Dollars-
Assets:
TEP Investments in Lease Debt and Equity	$66	$75	$105	$112
Liabilities:
Long-Term Debt
TEP	1,004	917	1,004	866
UniSource Energy	1,371	1,315	1,353	1,243
NOTE 10. UNISOURCE ENERGY EARNINGS PER SHARE
We compute basic Earnings Per Share by dividing Net Income by the weighted average number of common shares outstanding during the period. Except when the effect would be anti-dilutive, the diluted EPS calculation includes the impact of shares that could be issued upon exercise of outstanding stock options; contingently issuable shares under equity-based awards and common shares that would result from the conversion of convertible notes. The numerator in calculating diluted earnings per share is Net Income adjusted for the interest on Convertible Senior Notes (net of tax) that would not be paid if the notes were converted to common shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
The following table shows the effects of potentially dilutive common stock on the weighted average number of shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	-Thousands of Dollars-
Numerator:
Net Income	$28,574	$25,886	$41,990	$46,032
Income from Assumed Conversion of Convertible Senior Notes	1,097	1,097	2,195	2,195

Adjusted Numerator	$29,671	$26,983	$44,185	$48,227

	-Thousands of Shares-
Denominator:
Weighted Average Shares of Common Stock Outstanding:
Common Shares Issued	36,757	36,106	36,676	36,006
Fully Vested Deferred Stock Units	127	121	122	114
Participating Securities	66	95	71	95

Total Weighted Average Shares of Common Stock Outstanding and Participating Securities — Basic	36,950	36,322	36,869	36,215
Effect of Dilutive Securities:
Convertible Senior Notes	4,267	4,166	4,254	4,153
Options and Stock Issuable under Share Based Compensation Plans	338	412	354	446

Total Shares — Diluted	41,555	40,900	41,477	40,814

The following table shows the number of stock options to purchase shares of Common Stock excluded from the computation of diluted EPS because the stock option’s exercise price was greater than the average market price of the Common Stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	-Thousands of Shares-

Stock Options Excluded from the Diluted EPS Computation	158	229	163	232

NOTE 11. STOCKHOLDERS’ EQUITY
In August 2011, UniSource Energy declared a second quarter dividend of $0.42 per share to shareholders of UniSource Energy Common Stock. The dividend will be paid in September 2011.
In July 2011, UES contributed $20 million of capital to UNS Electric, using a $20 million capital contribution that UES received from UniSource Energy.
In July 2011, UED paid a dividend of $36 million to UniSource Energy, $25 million of which represented a return of capital. In February 2010, UED paid a dividend to UniSource Energy of $9 million, $4 million of which represented a return of capital.
In February 2011 and in April 2010, UES paid a dividend of $10 million to UniSource Energy, using dividend funds received from UNS Gas. Millennium paid dividends which represented return of capital distributions to UniSource Energy of $6 million in the quarter ended March 31, 2010.
In March 2010, UniSource Energy contributed $15 million of capital to TEP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
NOTE 12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The following recently issued accounting standards are not yet reflected in UniSource Energy’s and TEP’s financial statements:
•	The Financial Accounting Standards Board (FASB) issued authoritative guidance that will eliminate the current option to report other comprehensive income in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement, or in two separate but consecutive statements. We will be required to comply in the first quarter of 2012. We are evaluating which presentation method to use.
•	The FASB issued authoritative guidance that changed some fair value measurement principles and disclosure requirements. The most significant disclosure change is expansion of required information for unobservable inputs. We will be required to comply in the first quarter of 2012. We are evaluating the impact of this guidance.
NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION
A reconciliation of Net Income to Net Cash Flows — Operating Activities follows:

	UniSource Energy
	Six Months Ended
	June 30,
	2011	2010
	-Thousands of Dollars-

Net Income	$41,990	$46,032
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities:
Depreciation Expense	66,100	63,322
Amortization Expense	14,631	13,620
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	2,879	2,586
Amortization of Deferred Debt-Related Costs Included in Interest Expense	2,070	1,773
Provision for Retail Customer Bad Debts	1,289	1,623
Use of Renewable Energy Credits for Compliance	3,623	—
Deferred Income Taxes	32,485	18,266
Deferred Tax Valuation Allowance	(73)	3,214
Pension and Postretirement Expense	10,605	9,751
Pension and Postretirement Funding	(8,932)	(3,529)
Allowance for Equity Funds Used During Construction	(2,737)	(1,802)
Share-Based Compensation Expense	1,704	1,404
Excess Tax Benefit from Stock Options Exercised	(29)	(826)
CTC Revenue Refunded	(15,112)	(5,339)
Decrease to Reflect PPFAC/PGA Recovery Treatment	(3,008)	(23,058)
Loss on Millennium’s Investments	—	4,135
Changes in Assets and Liabilities which Provided (Used) Cash Exclusive of Changes Shown Separately:
Accounts Receivable	(9,572)	(9,430)
Materials and Fuel Inventory	(681)	3,020
Accounts Payable	17,147	6,513
Income Taxes	(8,273)	3,445
Interest Accrued	(1,360)	1,515
Taxes Other Than Income Taxes	453	1,877
Other	3,913	6,878

Net Cash Flows — Operating Activities	$149,112	$144,990

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	TEP
	Six Months Ended
	June 30,
	2011	2010
	-Thousands of Dollars-

Net Income	$29,776	$38,396
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities:
Depreciation Expense	51,583	48,953
Amortization Expense	16,484	15,810
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	2,070	1,812
Amortization of Deferred Debt-Related Costs Included in Interest Expense	1,290	996
Provision for Retail Customer Bad Debts	905	1,093
Use of Renewable Energy Credits for Compliance	3,355	—
California Power Exchange Provision for Wholesale Revenue Refunds	—	2,970
Deferred Income Taxes	24,106	15,452
Pension and Postretirement Expense	9,410	8,653
Pension and Postretirement Funding	(8,168)	(2,973)
Share-Based Compensation Expense	1,330	1,088
Allowance for Equity Funds Used During Construction	(2,392)	(1,554)
CTC Revenue Refunded	(15,112)	(5,339)
Decrease to Reflect PPFAC Recovery Treatment	(7,671)	(10,833)
Changes in Assets and Liabilities which Provided (Used) Cash Exclusive of Changes Shown Separately:
Accounts Receivable	(21,954)	(19,851)
Materials and Fuel Inventory	329	1,898
Accounts Payable	24,616	14,216
Income Taxes	(8,292)	6,601
Interest Accrued	(1,465)	1,529
Taxes Other than Income Taxes	2,822	3,366
Other	3,243	8,286

Net Cash Flows — Operating Activities	$106,265	$130,569

NOTE 14. ACCOUNTING FOR DERIVATIVE INSTRUMENTS, TRADING ACTIVITIES AND HEDGING ACTIVITIES
RISKS AND OVERVIEW
TEP, UNS Gas and UNS Electric are exposed to energy price risk associated with their gas and purchased power requirements, volumetric risk associated with their seasonal load, and operational risk associated with their power plants, transmission and transportation systems. TEP, UNS Gas and UNS Electric reduce their energy price risk through a variety of derivative and non-derivative instruments. The objectives for entering into such contracts include: creating price stability; ensuring the companies can meet their load and reserve requirements; and reducing exposure to price volatility that may result from delayed recovery under the PPFAC or PGA. See Note 2.
We consider the effect of counterparty credit risk in determining the fair value of derivative instruments that are in a net asset position after incorporating collateral posted by counterparties and allocate the credit risk adjustment to individual contracts. We also consider the impact of our own credit risk after considering collateral posted on instruments that are in a net liability position and allocate the credit risk adjustment to all individual contracts.
We present cash collateral and derivative assets and liabilities associated with the same counterparty separately in our financial statements, and we bifurcate all derivatives into their current and long-term portions on the balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
DERIVATIVES POLICY
There have been no significant changes to our derivative instrument or credit risk policies as described in our Annual Report on Form 10-K for the year ended December 31, 2010.
FINANCIAL IMPACT OF DERIVATIVES
Cash Flow Hedges
At June 30, 2011 and December 31, 2010, UniSource Energy and TEP had liabilities related to their cash flow hedges of $13 million and $12 million, respectively. UniSource Energy and TEP had net after-tax unrealized losses on derivative activities reported in AOCI of $1 million for the three months ended June 30, 2011 and $2 million in net after-tax unrealized gains for the three months ended June 30, 2010. UniSource Energy and TEP had net after-tax unrealized losses on derivative activities reported in AOCI of $1 million for the six months ended June 30, 2011 and $5 million in net after-tax unrealized gains for the six months ended June 30, 2010.
Regulatory Treatment of Commodity Derivatives
The following table discloses unrealized gains and losses on energy contracts that are recoverable through the PPFAC or PGA on the balance sheet as a regulatory asset or a regulatory liability rather than as a component of AOCI or in the income statement.

	UniSource Energy		TEP
		Three Months Ended June 30,
	2011	2010	2011	2010
	-Millions of Dollars-
Decrease to Regulatory Assets	$(3)	$(9)	$—	$(6)

	Six Months Ended June 30,
	2011	2010	2011	2010
	-Millions of Dollars-
Increase (Decrease) to Regulatory Assets	$(10)	$4	$(2)	$(3)
The fair value of assets and liabilities related to energy derivatives that will be recovered through the PPFAC or PGA were as follows:

	UniSource Energy		TEP
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
	-Millions of Dollars-
Assets	$14	$15	$4	$3
Liabilities	(31)	(42)	(6)	(7)

Net Liabilities	$(17)	$(27)	$(2)	$(4)

Realized gains and losses on settled gas swaps are fully recovered through the PPFAC or PGA. For the three months ended June 30, 2011, UniSource Energy and TEP realized losses of $3 million and $2 million, respectively and $5 million and $3 million, respectively for the three months ended June 30, 2010. For the six months ended June 30, 2011, UniSource Energy and TEP realized losses of $9 million and $2 million, respectively; and $9 million and $3 million, respectively for the six months ended June 30, 2010.
At June 30, 2011, UniSource Energy and TEP had contracts that will settle through the third quarter of 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited
Other Commodity Derivatives
UniSource Energy and TEP record realized and unrealized gains and losses on other energy contracts on a net basis in Wholesale Sales. The settlement of forward power purchase and sales contracts that did not result in physical delivery were as follows:

	UniSource Energy and TEP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$2	$5	$3	$7
Forward Power Purchases	(3)	(6)	(4)	(7)

Total Sales and Purchases Not Resulting in Physical Delivery	$(1)	$(1)	$(1)	$—

DERIVATIVE VOLUMES
At June 30, 2011, UniSource Energy and TEP had gas swaps totaling 19,119 GBtu and 10,098 GBtu, respectively, and power contracts totaling 4,051 GWh and 1,154 GWh, respectively, which were accounted for as derivatives. At December 31, 2010, UniSource Energy and TEP had gas swaps totaling 14,973 GBtu and 6,424 GBtu, respectively, and power contracts totaling 4,807 GWh and 1,144 GWh, respectively, which were accounted for as derivatives.
CREDIT RISK ADJUSTMENT
At June 30, 2011, and at December 31, 2010, the impact of counterparty credit risk and the impact of our own credit risk on the fair value of derivative asset contracts was less than $0.1 million.
CONCENTRATION OF CREDIT RISK
The following table shows the sum of the fair value of all derivative instruments under contracts with credit-risk related contingent features that are in a net liability position at June 30, 2011. It also shows cash collateral and letters of credit posted, and additional collateral to be posted if credit-risk related contingent features were triggered.

	UniSource Energy	TEP
	June 30, 2011
	-Millions of Dollars-
Net Liability	$65	$35
Cash Collateral Posted	1	1
Letters of Credit	12	1
Additional Collateral to Post if Contingent Features Triggered	58	34
As of June 30, 2011, TEP had $15 million of credit exposure to other counterparties’ creditworthiness related to its wholesale marketing and gas hedging activities, of which four counterparties individually comprised greater than 10% of the total credit exposure. At June 30, 2011, UNS Electric had $3 million related to its supply and hedging contracts, concentrated primarily with one counterparty. At June 30, 2011, UNS Gas had immaterial exposure to other counterparties’ creditworthiness.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded) — Unaudited
NOTE 15. REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The UniSource Energy and TEP condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2010 and 2011, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports (dated August 5, 2011) are included on pages 1 and 2. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for their reports on the unaudited financial information because neither of those reports is a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 2. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments. It includes the following:
•	outlook and strategies;
•	operating results during the second quarter and six-months ended June 30, 2011 compared with the same periods in 2010;
•	factors affecting our results and outlook;
•	liquidity, capital needs, capital resources, and contractual obligations;
•	dividends; and
•	critical accounting estimates.
Management’s Discussion and Analysis should be read in conjunction with UniSource Energy and TEP’s 2010 Annual Report on Form 10-K and with the Condensed Consolidated Financial Statements, beginning on page 3, which present the results of operations for the three and six months ended June 30, 2011 and 2010. Management’s Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.
References in this report to “we” and “our” refer to UniSource Energy and its subsidiaries, collectively.
UNISOURCE ENERGY CONSOLIDATED
OVERVIEW OF CONSOLIDATED BUSINESS
UniSource Energy is a holding company that has no significant operations of its own. Operations are conducted by UniSource Energy’s subsidiaries, each of which is a separate legal entity with its own assets and liabilities. UniSource Energy owns the outstanding common stock of Tucson Electric Power Company (TEP), UniSource Energy Services, Inc. (UES), UniSource Energy Development Company (UED) and Millennium Energy Holdings, Inc. (Millennium). Our business includes three primary business segments: TEP; UNS Gas, Inc. (UNS Gas); and UNS Electric, Inc. (UNS Electric).
TEP is an electric utility serving the community of Tucson, Arizona. UES, through its two operating subsidiaries, UNS Gas and UNS Electric, provides gas and electric service to more than 30 communities in northern and southern Arizona.
Other subsidiaries include UED, which developed and owned the Black Mountain Generating Station (BMGS) in northwestern Arizona. The facility, which includes two natural gas-fired combustion turbines, provided energy to UNS Electric through a power sales agreement. In July 2011, UNS Electric purchased BMGS from UED.
Millennium, another subsidiary, has existing investments in unregulated businesses that represent less than 1% of UniSource Energy’s total assets as of June 30, 2011. We have no new investments planned for Millennium. Southwest Energy Solutions (SES) is a subsidiary of Millennium that provides supplemental labor and meter reading services to TEP, UNS Gas, and UNS Electric.
UniSource Energy was incorporated in the state of Arizona in 1995 and obtained regulatory approval to form a holding company in 1997. TEP and UniSource Energy exchanged shares of stock in 1998, making TEP a subsidiary of UniSource Energy.

OUTLOOK AND STRATEGIES
Our financial prospects and outlook for the next few years will be affected by many factors including: the TEP 2008 Rate Order that freezes base rates through 2012; national and regional economic conditions; volatility in the financial markets; environmental laws and regulations; and other regulatory factors. Our plans and strategies include the following:
•	Focusing on our core utility businesses through operational excellence, investing in utility rate base, emphasizing customer satisfaction, maintaining a strong community presence and achieving constructive regulatory outcomes.
•	Expanding TEP’s and UNS Electric’s portfolio of renewable energy resources and programs to meet Arizona’s Renewable Energy Standard while creating ownership opportunities for renewable energy projects that benefit customers, shareholders, and the communities we serve.
•	Developing strategic responses to Arizona’s Energy Efficiency Standard that protect the financial stability of our utility businesses and provide benefits to our customers.
•	Developing strategic responses to new environmental regulations and potential new legislation, including potential limits on greenhouse gas emissions. We are evaluating TEP’s existing mix of generation resources and defining steps to achieve environmental objectives that provide an appropriate return on investment and are consistent with earnings growth.
RESULTS OF OPERATIONS
Contribution by Business Segment
The table below shows the contributions to our consolidated after-tax earnings by our three business segments as well as Other Non-Reportable Segments.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	-Millions of Dollars-		-Millions of Dollars-
TEP	$25	$28	$30	$38
UNS Gas	—	1	7	6
UNS Electric	3	2	5	5
Other Non-Reportable Segments(1)	1	(5)	—	(3)

Consolidated Net Income	$29	$26	$42	$46

(1)	Includes: UniSource Energy parent company expenses; Millennium; and UED.
Revision of Prior Period Financial Statements
During the first half of 2011, we identified errors related to amounts owed to/from TEP for electricity deliveries settled or to be settled in-kind during prior years and in prior years the calculation of income tax expense. The calculation of income tax expense did not treat Allowance for Equity Funds Used During Construction (AFUDC) as a permanent book to tax difference. We assessed the materiality of these errors on prior period financial statements and concluded they were not material to any prior annual or interim periods, but the cumulative impact could be material to the annual period ending December 31, 2011 and the interim period ended June 30, 2011, if corrected in 2011. As a result, in accordance with Staff Accounting Bulletin 108, we have revised our prior period financial statements as described Note 1.
Executive Overview
Second Quarter of 2011 Compared with the Second Quarter of 2010
TEP
TEP reported net income of $25 million in the second quarter of 2011 compared with $28 million in the second quarter of 2010. An increase in retail margin revenues was offset by lower long-term wholesale margin revenues and an increase in depreciation expense. See Tucson Electric Power Company, Results of Operations, below for more information.

UNS Gas and UNS Electric
UNS Gas and UNS Electric reported combined net income of $3 million in the second quarters of 2011 and 2010.
See UNS Gas, Results of Operations and UNS Electric, Results of Operations, below for more information.
Other Non-Reportable Segments
Millennium is included in UniSource Energy’s Other Non-Reportable Segments. Millennium reported net income of less than $1 million in the second quarter of 2011 compared with a net loss of $4 million in the same period last year. Millennium’s results in the second quarter of 2010 include an after-tax impairment loss of $3 million related to one of its investments.
See Other Non-Reportable Segments, Results of Operations, below, for more information.
Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010
TEP reported net income of $30 million in the first half of 2011 compared with $38 million in the same period in 2010. The $8 million decrease in net income was due to: a decline in long-term wholesale margin revenues; a decrease in wholesale transmission revenues; an increase in Base O&M; and higher depreciation expense. Those factors were partially offset by an increase in retail margin revenues. See Tucson Electric Power, Results of Operations below for more information.
UNS Gas and UNS Electric
UNS Gas and UNS Electric reported combined net income of $12 million in the first six months of 2011 compared with combined net income of $11 million in the same period last year. The increase is primarily due to base rate increases for both UNS Gas and UNS Electric that became effective in April and October 2010, respectively.
See UNS Gas, Results of Operations and UNS Electric, Results of Operations, below, for more information.
Other Non-Reportable Segments
Millennium is included in UniSource Energy’s Other Non-Reportable Segments. Millennium reported net income of $1 million in the first six months of 2011 compared with a net loss of $3 million in the same period last year. Millennium’s results in the first six months of 2010 include an after-tax impairment loss of $3 million related to one of its investments.
See Other Non-Reportable Segments, Results of Operations, below, for more information.

Operations and Maintenance Expense
The table below summarizes the items included in UniSource Energy’s O&M expense:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	-Millions of Dollars-		-Millions of Dollars-
TEP Base O&M(1)	$56	$56	$118	$110
UNS Gas Base O&M(1)	6	6	13	12
UNS Electric Base O&M(1)	5	5	10	10
Consolidating Adjustments and Other (2)	(2)	(3)	(5)	(5)

UniSource Energy Base O&M	65	64	136	127
Reimbursed Expenses Related to Springerville Units 3 and 4	16	14	32	26
Expenses related to customer-funded renewable energy and demand side management programs(3)	9	9	23	17

Total UniSource Energy O&M	$90	$87	$191	$170

(1)	Base O&M is a non-GAAP financial measure and should not be considered as an alternative to Other O&M, which is determined in accordance with GAAP. TEP believes that Base O&M, which is Other O&M less reimbursed expenses and expenses related to customer-funded renewable energy and DSM programs, provides useful information to investors.

(2)	Includes Millennium, UED, and UniSource Energy stand-alone O&M, and inter-company eliminations.

(3)	Represents expenses related to customer-funded renewable energy and DSM programs; these expenses are being collected from customers and the corresponding amounts are recorded in retail revenue.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Dividends from UniSource Energy’s subsidiaries, primarily TEP, represent the parent company’s main source of liquidity. Under UniSource Energy’s tax sharing agreement, subsidiaries make income tax payments to UniSource Energy, which makes payments on behalf of the consolidated group. The table below provides a summary of the liquidity position of UniSource Energy on a stand-alone basis and each of its segments.

			Borrowings under	Amount Available
	Cash and Cash		Revolving Credit	under Revolving
Balances as of July 25, 2011	Equivalents		Facility(1)	Credit Facility
	-Millions of Dollars-
UniSource Energy Stand-Alone	$1		$57	$68
TEP	12		46	154
UNS Gas	33		—	70	(2)
UNS Electric	7		40	30	(2)
Other	10	(3)	N/A	N/A

Total	$63

(1)	Includes LOCs issued under revolving credit facilities.

(2)	Either UNS Gas or UNS Electric may borrow up to a maximum of $70 million: the total combined amount borrowed by both companies cannot exceed $100 million.

(3)	Includes cash and cash equivalents at Millennium and UED.

Short-term Investments
UniSource Energy’s short-term investment policy governs the investment of excess cash balances. We review this policy periodically in response to market conditions to adjust the maturities and concentrations by investment type and issuer in the investment portfolio, if needed. As of June 30, 2011, UniSource Energy’s short-term investments include highly-rated and liquid money market funds, certificates of deposit and commercial paper. These short-term investments are classified as Cash and Cash Equivalents on the Balance Sheet.
Access to Revolving Credit Facilities
UniSource Energy, TEP, UNS Gas and UNS Electric have access to working capital through revolving credit agreements with lenders. Each of these agreements is a committed facility that expires in November 2014. The TEP and UNS Gas/UNS Electric Credit Agreements may be used for revolving borrowings as well as to issue letters of credit. TEP, UNS Gas and UNS Electric each issue letters of credit from time to time to provide credit enhancement to counterparties for their power or gas procurement and hedging activities. The UniSource Credit Agreement also may be used to issue letters of credit for general corporate purposes.
UniSource Energy and its subsidiaries believe they have sufficient liquidity under their revolving credit facilities to meet their short-term working capital needs and to provide credit enhancement as may be required under their respective energy procurement and hedging agreements. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, Credit Risk, below.
Liquidity Outlook
The UED Credit Agreement was repaid in July 2011 upon UNS Electric’s acquisition of BMGS. See Other Non-Reportable Business Segments, UED below.
Executive Overview — UniSource Energy Consolidated Cash Flows

Six Months Ended June 30,	2011	2010
	-Millions of Dollars-
Operating Activities	$149	$145
Investing Activities	(132)	(164)
Financing Activities	13	3
UniSource Energy’s consolidated cash flows are primarily provided by retail and wholesale energy sales at TEP, UNS Gas and UNS Electric, net of the related payments for fuel and purchased power. Generally, cash from operations is lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load. As a result of the varied seasonal cash flow, UniSource Energy, TEP, UNS Gas and UNS Electric use their revolving credit facilities as needed to fund their business activities.
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
Operating Activities
In the first six months of 2011, net cash flows from operating activities were $4 million higher than they were in the same period last year due to:
•	a $47 million increase in cash receipts from electric and gas sales, net of fuel and purchased energy costs, due in part to base rate increases at UNS Gas and UNS Electric that took effect in April 2010 and October 2010, respectively; an increase in retail electric sales to residential, commercial and mining customers; higher fuel and purchased power cost recoveries from UNS Electric customers; and higher sales tax collections from customers resulting from a 1% increase in the sales tax rate that took effect in June 2010; and

•	a $2 million decrease in income taxes paid; partially offset by

•	a $39 million increase in O&M costs due in part to higher generating plant outage costs, an increase in higher up-front incentive payments for customer-installed solar systems, higher DSM payments and timing differences in payments made under TEP’s retirement plan; and

•	a $7 million increase in taxes other than income taxes paid.

Investing Activities
Net cash flows used for investing activities decreased by $32 million in the first six months of 2011. Investing activities in the first six months of 2011 included a $17 million increase in proceeds from investments in Springerville lease debt and a $41 million increase in capital expenditures. Investing activities in the first six months of 2010 included the use of $51 million in March 2010 for the purchase of Sundt Unit 4 by TEP.
Capital Expenditures

	Actual Year-to-Date	Estimate
	June 30, 2011	Full Year 2011
	-Millions of Dollars-
TEP	$130	$298
UNS Gas	6	11
UNS Electric(1)	15	41
Other Capital Expenditures(2)	23	35

UniSource Energy Consolidated	$174	$385

(1)	UNS Electric purchased BMGS from UED for approximately $63 million in July 2011. Since this is an inter-company transaction, it is not included in the chart above, as it is eliminated from UniSource Energy consolidated capital expenditures. See UNS Electric, Liquidity and Capital Resources, Cash Flows and Capital Expenditures, below for more information.

(2)	Primarily capital expenditures by UniSource Energy for the construction of a new headquarters building in Tucson, Arizona.
Financing Activities
Net cash flows from financing activities were $10 million higher in the first six months of 2011 compared with the same period last year primarily due to: a $43 million increase in borrowings, net of repayments, under revolving credit facilities; partially offset by an $18 million increase in payments on capital lease obligations; a $13 million decline in proceeds from long-term debt, net of repayments; and a $3 million increase in common stock dividends paid.
Capital Contributions
In July 2011, UniSource Energy contributed $20 million in capital to UNS Electric to help fund its purchase of BMGS from UED.
In July 2011, UED used the proceeds from the sale of BMGS to retire outstanding loans under the UED Credit Agreement and to pay a dividend of $36 million to UniSource Energy.
In the first six months of 2010, UED paid a $9 million dividend to UniSource Energy, of which $4 million represented a return of capital distribution. During the same period last year, UniSource Energy contributed $15 million in capital to TEP to help fund the purchase of Sundt Unit 4.
UniSource Credit Agreement
The UniSource Credit Agreement consists of a $125 million revolving credit and revolving letter of credit facility. The UniSource Credit Agreement will expire in November 2014. As of June 30, 2011, there was $67 million outstanding at a weighted-average interest rate of 3.19%.
The UniSource Credit Agreement restricts additional indebtedness, liens, mergers and sales of assets. The UniSource Credit Agreement also requires UniSource Energy to meet a minimum cash flow to interest coverage ratio determined on a UniSource Energy stand-alone basis and not to exceed a maximum leverage ratio determined on a consolidated basis. Under the terms of the UniSource Credit Agreement, UniSource Energy may pay dividends as long as it maintains compliance with the agreement.

As of June 30, 2011, we were in compliance with the terms of the UniSource Credit Agreement.
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
Convertible Senior Notes
UniSource Energy has $150 million of 4.50% Convertible Senior Notes due 2035. Each $1,000 of Convertible Senior Notes can be converted into 28.447 shares of UniSource Energy Common Stock at any time, representing a conversion price of approximately $35.15 per share of our Common Stock, subject to adjustments. The closing price of UniSource Energy’s Common Stock was $38.04 on July 25, 2011.
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
Contractual Obligations
There are no significant changes in our contractual obligations or other commercial commitments from those reported in our 2010 Annual Report on Form 10-K, other than the following obligations established in 2011:

Payment Due in Years						2016
Ending December 31,	2011	2012	2013	2014	2015	and after	Total
	-Millions of Dollars-
Purchase Obligations:
Coal	$34	$40	$14	$14	$—	$—	$102
Purchased Power[1]	1	11	1	1	1	10	25
Solar Equipment	11	11	11	—	—	—	33
Tenant Improvements	5	—	—	—	—	—	5

Total Additional Contractual Cash Obligations	$51	$62	$26	$15	$1	$10	$165

[1]	Purchased Power includes a long-term Power Purchase Agreement (PPA) with a developing renewable energy generation producer to meet compliance under the RES tariff. The facility achieved commercial operation on March 31, 2011. TEP is obligated to purchase 100% of the output of this facility. The table above includes estimated future payments based on expected power deliveries under this PPA through 2031. TEP has entered into additional long-term renewable PPAs to comply with the RES tariff; however, TEP’s obligation to accept and pay for electric power under these agreements does not begin until the facilities are constructed and operational.
Dividends on Common Stock
The following table shows the dividends declared to UniSource Energy shareholders for 2011:

			Dividend Amount Per
Declaration Date	Record Date	Payment Date	Share of Common Stock
February 25, 2011	March 11, 2011	March 23, 2011	$0.42
May 6, 2011	May 19, 2011	June 6, 2011	$0.42
August 5, 2011	August 18, 2011	September 1, 2011	$0.42

Income Tax Position
As of June 30, 2011, UniSource Energy and TEP had the following carryforward amounts:

	UniSource Energy		TEP
	Amount	Expiring Year	Amount	Expiring Year
	-Amounts in Millions of Dollars-
Capital Loss	$8	2015	$—	—
Federal NOL	38	2031	32	2031
AMT Credit	34	None	16	None
The 2010 Federal Tax Relief Act includes provisions that make qualified property placed into service between September 8, 2010 and January 1, 2012 eligible for 100% bonus depreciation for tax purposes. The same law makes qualified property placed in service during 2012 eligible for 50% bonus depreciation for tax purposes. This is an acceleration of tax benefits UniSource Energy otherwise would have received over 20 years. As a result of these provisions, UniSource Energy may not pay any federal income taxes for the tax years 2011 and/or 2012.
TUCSON ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS
Executive Summary
TEP’s financial condition and the results of its operations are the principal factors affecting the financial condition and results of operations of UniSource Energy. The following discussion relates to TEP’s utility operations, unless otherwise noted.
Second Quarter of 2011 Compared with Second Quarter of 2010
TEP reported net income of $25 million in the second quarter of 2011 compared with net income of $28 million in the second quarter of 2010. The following factors impacted TEP’s results in the second quarter of 2011:
•	a $2 million increase in retail margin revenues due primarily to higher kWh sales to residential and commercial customers;
offset by
•	a $3 million decline in long-term wholesale margin revenues resulting primarily from a change in the pricing of energy sold under the SRP wholesale contract effective June 1, 2011;
•	a $1 million increase in depreciation expense as a result of an increase in plant-in-service; and
•	a $1 million decrease in total other income.
Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010
TEP recorded net income of $30 million in the first six months of 2011 compared with $38 million in the same period last year. The following factors contributed to the decrease in TEP’s net income:
•	a $4 million decline in long-term wholesale margin revenues resulting from a change in the pricing of energy sold under the SRP wholesale contract effective June 1, 2011, and lower kWh sales to NTUA;
•	a $3 million decrease in wholesale transmission revenues. In the first quarter of 2010, TEP sold temporary transmission capacity to SRP;
•	an $8 million increase in Base O&M primarily due to TEP’s share of planned generating plant maintenance expense at San Juan, which is operated by PNM; and

•	a $3 million increase in depreciation expense as a result of an increase in plant-in-service;

partially offset by
•	a $3 million increase in retail margin revenues due to higher kWh sales to residential, commercial and mining customers; and
•	a $3 million loss related to the settlement of disputed wholesale power transactions recorded in the first quarter of 2010.
Utility Sales and Revenues
Changes in the number of customers, weather, economic conditions and other consumption factors affect retail sales of electricity. Electric wholesale revenues are affected by prices in the wholesale energy market, the availability of TEP’s generating resources, and the level of wholesale forward contract activity.
The table below provides a summary of TEP’s retail kWh sales, revenues, and weather data during the second quarters of 2010 and 2011.

			Increase (Decrease)
Three Months Ended June 30,	2011	2010	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	943	910	33	3.7%
Commercial	518	509	9	1.7%
Industrial	532	536	(4)	(0.8%)
Mining	272	271	1	0.3%
Public Authorities	67	68	(1)	(1.7%)

Total Electric Retail Sales	2,332	2,294	38	1.6%

Retail Margin Revenues (in millions):
Residential	$61	$59	$2	3.4%
Commercial	43	42	1	1.9%
Industrial	24	24	—	(1.6%)
Mining	8	8	—	1.3%
Public Authorities	3	4	(1)	NM

Total Retail Margin Revenues (Non-GAAP)**	$139	$137	$2	1.8%
PPFAC Revenues	84	71	13	17.6%
RES & DSM Revenues	9	10	(1)	(9.0%)

Total Retail Revenues (GAAP)	$232	$218	$14	6.5%

Avg. Retail Margin Rate (cents / kWh):
Residential	6.50	6.52	(0.02)	(0.3%)
Commercial	8.21	8.19	0.02	0.2%
Industrial	4.49	4.53	(0.04)	(0.9%)
Mining	2.91	2.88	0.03	1.0%
Public Authorities	5.07	4.98	0.09	1.7%

Avg. Retail Margin Rate	5.96	5.95	0.01	0.2%
Avg. PPFAC Rate	3.59	3.10	0.49	15.7%

Avg. RES & DSM Rate	0.39	0.44	(0.05)	(10.5%)

Total Avg. Retail Rate	9.94	9.49	0.45	4.8%

Weather Data:	2011	2010

Cooling Degree Days
Three Months Ended June 30	390	395	(5)	(1.3%)
10-Year Average	444	456	NM	NM

*	Percent change calculated on unrounded data and may not correspond exactly to data shown in table.

**	Retail Margin Revenues is a non-GAAP financial measure and should not be considered as an alternative to Total Retail Revenues, which is determined in accordance with GAAP. TEP believes that Retail Margin Revenues, which is Total Retail Revenues less PPFAC revenues, and revenues for RES and DSM programs, provides useful information to investors.
Residential
Residential kWh sales were 3.7% higher in the second quarter of 2011 than in the same period last year, leading to an increase in residential margin revenues of 3.4%, or $2 million. Residential use per customer increased by 3.5% compared with the second quarter of 2010, and average residential customer growth was 0.2% compared with the same period last year.

Commercial
Commercial kWh sales increased by 1.7% compared with the second quarter of 2010, leading to an increase in margin revenues of 1.9%, or $1 million. Commercial use per customer increased by 1.3% compared with the second quarter of 2010, and average commercial customer growth was 0.4% compared with the same period last year.
Industrial
Industrial kWh sales decreased by 0.8% compared with the second quarter of 2010, leading to a 1.6% decline in margin revenues. The decline in margin revenues is greater than the decline in kWh sales due to changing usage patterns by certain industrial customers that reduced their demand charges paid to TEP.
Mining
High copper prices led to increased mining activity, resulting in a 0.3% increase in sales volumes in the second quarter of 2011 compared with the same period last year. Margin revenues from mining customers increased by 1.3% over the same period last year due to higher energy consumption and changing usage patterns that increased their demand charges paid to TEP.
Long-Term Wholesale and Transmission Revenues

			Increase (Decrease)
Three Months Ended June 30,	2011	2010	Amount	Percent*

Long-Term Wholesale Contracts
kWh Sales (millions)	208	216	(8)	(3.7%)
Total Revenues ($ millions)	$10	$13	$(3)	(20.0%)
Margin Revenues ($ millions)	$4	$7	$(3)	(40.7%)

Wholesale Transmission Revenues ($ millions)	$4	$4	$—	20.5%

*	Percent change calculated on unrounded data and may not exactly correspond to data shown in table.
Margin revenues from long-term wholesale contracts were $3 million lower than in the second quarter of 2010. The reduction was primarily due to a change in pricing under the SRP contract. See Factors Affecting Results of Operations, Long-Term Wholesale Sales, Salt River Project, below, for more information.
Short-Term Wholesale Revenues
In the second quarters of 2011 and 2010, TEP’s short-term wholesale revenues were $18 million and $13 million, respectively. All revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity are credited against the fuel and purchased power costs eligible for recovery in the PPFAC.

Utility Sales and Revenues

			Increase (Decrease)
Six Months Ended June 30,	2011	2010	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	1,692	1,665	27	1.7%
Commercial	919	904	15	1.7%
Industrial	1,021	1,009	12	1.2%
Mining	537	532	5	0.9%
Public Authorities	117	113	4	3.6%

Total Electric Retail Sales	4,286	4,223	63	1.5%

Retail Margin Revenues (in millions):
Residential	$108	$107	$1	1.6%
Commercial	73	72	1	1.7%
Industrial	45	45	—	(1.8%)
Mining	16	15	1	3.3%
Public Authorities	6	6	—	3.5%

Total Retail Margin Revenues (Non-GAAP)**	$248	$245	$3	1.1%
PPFAC Revenues	133	122	11	9.3%
RES & DSM Revenues	24	18	6	34.6%

Total Retail Revenues (GAAP)	$405	$385	$20	5.3%

Avg. Retail Margin Rate (cents / kWh):
Residential	6.40	6.40	—	(0.1%)
Commercial	8.00	8.00	—	—%
Industrial	4.36	4.49	(0.13)	(2.9%)
Mining	2.91	2.84	0.07	2.4%
Public Authorities	5.05	5.05	—	(0.1%)

Avg. Retail Margin Rate	5.78	5.80	(0.02)	(0.4%)
Avg. PPFAC Rate	3.11	2.89	0.22	7.7%
Avg. RES & DSM Rate	0.56	0.42	0.14	32.6%

Total Avg. Retail Rate	9.46	9.12	0.34	3.7%

Weather Data:	2011	2010
Cooling Degree Days
Six Months Ended June 30	390	395	(5)	(1.3%)
10-Year Average	445	456	NM	NM

Heating Degree Days
Six Months Ended June 30	903	970	(67)	(6.9%)
10-Year Average	851	871	NM	NM

*	Percent change calculated on unrounded data and may not correspond exactly to data shown in table.

**	Retail Margin Revenues is a non-GAAP financial measure and should not be considered as an alternative to Total Retail Revenues, which is determined in accordance with GAAP. TEP believes that Retail Margin Revenues, which is Total Retail Revenues less PPFAC revenues, and revenues for RES and DSM programs, provides useful information to investors.
Residential
Residential kWh sales were 1.7% higher in the first six months of 2011 than in the same period last year leading to an increase in residential margin revenues of 1.6%, or $1 million. Residential use per customer increased by 1.5% compared with the first six months of 2010.

Commercial
Commercial kWh sales increased by 1.7% compared with the first six months of 2010, leading to an increase in margin revenues of 1.7%, or $1 million. Commercial use per customer increased by 1.3% compared with the same period last year.
Industrial
Industrial kWh sales increased by 1.2% compared with the first six months of 2010, while margin revenues declined by 1.8%. The decline in margin revenues, despite higher kWh sales, is due to changing usage patterns by certain industrial customers that reduced their demand charges paid to TEP.
Mining
High copper prices led to increased mining activity, resulting in a 0.9% increase in sales volumes in the first six months of 2011 compared with the same period last year. Margin revenues from mining customers increased by 3.3% over the same period last year due to higher energy consumption and changing usage patterns that increased their demand charges paid to TEP.
Long-Term Wholesale and Transmission Revenues

			Increase (Decrease)
Six Months Ended June 30,	2011	2010	Amount	Percent*

Long-Term Wholesale Contracts
kWh Sales (millions)	438	504	(66)	(13.0%)
Total Revenues ($ millions)	$24	$28	$(4)	(14.3%)
Margin Revenues ($ millions)	$11	$15	$(4)	(25.7%)

Wholesale Transmission Revenues ($ millions)	$8	$11	$(3)	(25.8%)

*	Percent change calculated on unrounded data and may not correspond exactly to data shown in table.
Margin revenues from long-term wholesale contracts were $4 million lower than in the first six months of 2010. This change was due primarily to a change in pricing under the SRP contract and a decline in kWh sales to NTUA. See Factors Affecting Results of Operations, Long-Term Wholesale Sales, Salt River Project, below, for more information.
TEP’s kWh sales to NTUA were lower than those in the first six months of 2010 due to an increased federal hydro power allocation that reduced the share of NTUA’s load served by TEP. Mild weather during the first three months of 2011 also negatively impacted TEP’s kWh sales to NTUA.
Short-Term Wholesale Revenues
In the first six months of 2011 and 2010, TEP’s short-term wholesale revenues were $35 million and $32 million, respectively. All revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity are credited against the fuel and purchased power costs eligible for recovery in the PPFAC.
Other Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	-Millions of Dollars-		-Millions of Dollars-
Revenue related to Springerville Units 3 and 4(1)	$25	$22	$50	$43
Other Revenue	7	6	12	11

Total Other Revenue	$32	$28	$62	$54

(1)	Represents revenues and reimbursements from Tri-State and SRP, the owners of Springerville Units 3 and 4, respectively, to TEP related to the operation of these plants.

In addition to reimbursements related to Springerville Units 3 and 4, TEP’s other revenues include inter-company revenues from UNS Gas and UNS Electric for corporate services provided by TEP and miscellaneous service-related revenues, including those stemming from power pole attachments, damage claims and customer late fees.
Operating Expenses
Fuel and Purchased Power Expense
TEP’s fuel and purchased power expense and energy resources for the quarter and six months ended June 30, 2011 and 2010 are detailed below.
TEP

	Generation and		Fuel and Purchased
	Purchased Power		Power Expense
Three Months Ended June 30,	2011	2010	2011	2010
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation	2,508	2,216	$65	$52
Gas-Fired Generation	202	203	14	13
Renewable Generation	10	5	—	—

Total Generation	2,720	2,424	79	65
Total Purchased Power	678	777	27	33
Reimbursed Fuel Expense (1)	—	—	2	2
Transmission	—	—	1	1
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	2	(8)

Total Resources	3,398	3,201	$111	$93

Less Line Losses and Company Use	(208)	(222)

Total Energy Sold	3,190	2,979

(1)	Fuel expense related to Springerville Units 3 and 4 was reimbursed by Tri-State and SRP and recorded in Other Revenue.
TEP

	Generation and		Fuel and Purchased
	Purchased Power		Power Expense
Six Months Ended June 30,	2011	2010	2011	2010
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation	4,873	4,311	$122	$100
Gas-Fired Generation	377	385	25	22
Renewable Generation	17	12	—	—

Total Generation	5,267	4,708	147	122
Total Purchased Power	1,149	1,364	44	58
Reimbursed Fuel Expense (1)	—	—	5	3
Transmission	—	—	2	2
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	(8)	(11)

Total Resources	6,416	6,072	$190	$174

Less Line Losses and Company Use	(391)	(373)

Total Energy Sold	6,025	5,699

(1)	Fuel expense related to Springerville Units 3 and 4 was reimbursed by Tri-State and SRP and recorded in Other Revenue.
Generation
Total generating output increased during the second quarter and first six months of 2011 compared with the same periods last year. The higher output was primarily due to the increased availability of TEP’s largest coal-fired generating plants, Springerville Units 1 and 2. Both units experienced unplanned outages during the first six months of 2010, and Unit 2 also underwent a planned maintenance outage during the first quarter of 2010.

Purchased Power
Purchased power volumes decreased by 13% and 16% during the second quarter and first six months of 2011 compared with the same periods last year, respectively, primarily due to the increased availability of TEP’s coal-fired generating resources.
The table below summarizes TEP’s cost per kWh generated or purchased.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	-cents per kWh-		-cents per kWh -
Coal	2.57	2.36	2.52	2.33
Gas	6.88	6.16	6.57	5.61
Purchased Power	3.90	4.29	3.80	4.25
Market Prices
As a participant in the western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions. The average market price for around-the-clock energy based on the Dow Jones Palo Verde Market Index (Palo Verde Market Index) was 10% lower in the second quarter of 2011 and 23% lower in the first six months of 2011 than in the same periods last year. The average price for natural gas based on the Permian Index was 7% higher in the second quarter and 12% lower in the first six months of 2011 than in the same periods in 2010. We cannot predict whether changes in various factors that influence demand and supply will cause prices to change during the remainder of 2011.

Average Market Price for Around-the-Clock Energy	$/MWh
Quarter ended June 30, 2011	$27
Quarter ended June 30, 2010	30

Six months ended June 30, 2011	$27
Six months ended June 30, 2010	35

Average Market Price for Natural Gas	$/MMBtu
Quarter ended June 30, 2011	$4.11
Quarter ended June 30, 2010	3.85

Six months ended June 30, 2011	$4.02
Six months ended June 30, 2010	4.55

O&M
The table below summarizes the items included in TEP’s O&M expense:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	-Millions of Dollars-		-Millions of Dollars-
Base O&M (Non-GAAP)(1)	$56	$56	$118	$110
O&M recorded in Other Expense	(2)	(2)	(3)	(3)
Reimbursed expenses related to Springerville Units 3 and 4	16	14	32	26
Expenses related to customer funded renewable energy and DSM programs(2)	8	7	20	12

Total O&M (GAAP)	$78	$75	$167	$145

(1)	Base O&M is a non-GAAP financial measure and should not be considered as an alternative to Other O&M, which is determined in accordance with GAAP. TEP believes that Base O&M, which is Other O&M less reimbursed expenses and expenses related to customer-funded renewable energy and DSM programs, provides useful information to investors.

(2)	Represents expenses related to customer-funded renewable energy and DSM programs; these expenses are being collected from customers and the corresponding amounts are recorded in retail revenue.
FACTORS AFFECTING RESULTS OF OPERATIONS
Base Rate Increase Moratorium
Pursuant to the 2008 TEP Rate Order, TEP’s base rates are frozen through at least December 31, 2012. TEP is prohibited from submitting an application for new base rates before June 30, 2012. The test year to be used in TEP’s next base rate application cannot end earlier than December 31, 2011.
Notwithstanding the rate increase moratorium, base rates and adjustor mechanisms may change under emergency conditions beyond TEP’s control if the ACC concludes such changes are required to protect the public interest. The moratorium does not preclude TEP from seeking rate relief in the event of the imposition of a federal carbon tax or related federal carbon regulations.
Springerville Units 3 and 4
TEP operates and receives annual benefits in the form of rental payments and other fees and cost savings from operating Springerville Units 3 and 4 on behalf of Tri-State and SRP, respectively. The table below summarizes the pre-tax income related to the operation of Springerville Units 3 and 4, as well as the income statement line items where TEP records revenues and expenses related to those units.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	-Millions of Dollars-		-Millions of Dollars-
Other Revenues	$25	$22	$50	$43
Fuel Expense	(2)	(2)	(5)	(3)
Operations and Maintenance Expense	(16)	(14)	(32)	(26)
Taxes Other Than Income Taxes	(1)	—	(1)	(1)

Total Pre-Tax Income	$6	$6	$12	$13

Refinancing Activity
In November 2010, TEP amended and restated its existing credit agreement. As a result of the increased interest rate on borrowings under the TEP Revolving Credit Facility and the margin rate in effect on the TEP Letter of Credit Facility, we estimate that interest expense related to the TEP Credit Agreement will increase by $6 million in 2011 compared with 2010. TEP’s interest expense, excluding interest expense related to capital lease obligations, was $24 million in the first six months of 2011 compared with $20 million in the first six months of 2010.
Pension and Postretirement Benefit Expense
In the second quarter and first six months of 2011, TEP charged $4 million and $8 million, respectively, of pension and postretirement benefit expenses to O&M expense. This compares with $3 million and $7 million charged for such expenses in the same periods of 2010. In 2011, TEP expects to charge $15 million of pension and postretirement benefit expense to O&M expense compared with $13 million in 2010.
Long-Term Wholesale Sales
TEP’s two primary long-term wholesale contracts are with SRP and NTUA. TEP’s margin on long-term wholesale sales was $11 million during the first six months of 2011 compared with $15 million in the same period last year.
TEP estimates its margin on long-term wholesale sales in 2011 will be $18 million compared with $28 million in 2010. The decrease is expected as a result of changes in the terms of the SRP contract described below.
Salt River Project
Under terms of the SRP contract, TEP received a monthly demand charge of approximately $1.8 million, or $22 million annually through May 31, 2011. Effective June 1, 2011, TEP no longer receives the monthly demand charge, and SRP is required to purchase 73,000 MWh per month, or 876,000 MWh annually based on an energy price at a slight discount to the Palo Verde Market Index. As of July 25, 2011, the average around-the-clock forward price of power on the Palo Verde Market Index for the remainder of 2011 was approximately $36 per MWh.
Navajo Tribal Utility Authority
TEP serves the portion of NTUA’s load that is not served by NTUA’s allocation of federal hydroelectric power. Over the last three years, sales to NTUA averaged 225,000 MWh. Since 2010, the price of 50% of the MWh sales from June to September has been based on the Palo Verde Market Index. In 2010, approximately 14% of the total energy sold to NTUA was priced based on the Palo Verde Market Index. The remainder of the power sold to NTUA is at a fixed price according to TEP’s contract with NTUA.
El Paso Electric Dispute
In April 2011, TEP and El Paso entered into a settlement agreement, subject to approvals by the FERC, to resolve a dispute over transmission service from Luna to TEP’s system that originated in 2006 under the 1982 Power Exchange and Transmission Agreement between the parties (Exchange Agreement). In 2008, the FERC issued an order supporting TEP’s position in the dispute; El Paso subsequently appealed that order. In December 2008, El Paso refunded $11 million, including interest, to TEP for transmission service from Luna to TEP’s system from 2006 to 2008. TEP has not recognized income related to that $11 million refund pending resolution of the dispute.
The settlement allows TEP to use rights for transmission that exist under the Exchange Agreement for transmission of power from both Luna and a new interconnection at Macho Springs to TEP’s system. Additionally, TEP will enter into two new firm transmission capacity agreements under El Paso’s Open Access Transmission Tariff for 40 MW. Finally, El Paso will withdraw its appeal before the United States Court of Appeals’ District of Columbia Circuit, and TEP will withdraw its complaint before the Arizona District of the United States District Court.
The settlement agreement was filed with the FERC in June 2011 and will become effective after both: 1) issuance by the FERC of a final non-appealable order approving the settlement, and 2) issuance by the FERC of a final non-appealable order approving a settlement between El Paso and Macho Springs Power I, LLC regarding the reimbursement of network upgrade costs associated with the interconnection of the Macho Springs wind facility to the El Paso system. TEP will purchase the output of the Macho Springs facility under a 20-year PPA which is expected to begin later this year and which is not contingent upon either aforementioned settlement.

If the settlement agreements are accepted by FERC without modification or condition and not subsequently appealed, TEP would recognize a pre-tax gain of approximately $8 million. We anticipate that FERC will make a decision on the settlements prior to year-end 2011. See Note 6 for more information.
Energy Efficiency Standards (EE Standards)
In August 2010, the ACC approved new EE Standards designed to require TEP, UNS Electric and other affected electric utilities to implement cost-effective programs to reduce customers’ energy consumption. In 2010, TEP’s programs saved energy equal to 1.1% of its 2009 sales. In 2011, the EE Standards target total kWh savings of 1.25% of 2010 sales. The EE Standards increase annually thereafter up to a targeted cumulative annual reduction in retail kWh sales of 22% by 2020.
The EE Standards can be met by new and existing DSM programs, direct load control programs and energy efficient building codes. The EE Standards provide for the recovery of costs incurred to implement DSM programs. TEP’s programs and rates charged to customers for such programs are subject to annual approval by the ACC.
Decoupling
In December 2010, the ACC issued a policy statement recognizing the need to adopt rate decoupling or another mechanism to make viable Arizona’s EE Standards. A decoupling mechanism is designed to encourage energy conservation by restructuring utility rates to separate the recovery of fixed costs from the level of energy consumed. The policy statement allows affected utilities to file rate decoupling proposals in their next general rate case. TEP expects to file its next general rate case on or after June 30, 2012.
In January 2011, TEP filed its 2011-2012 Energy Efficiency Implementation Plan with the ACC. The plan includes a request to approve an interim mechanism that would allow the recovery of lost revenues resulting from the implementation of energy efficiency measures. TEP’s request seeks recovery of up to $4 million in 2011 and up to $14 million in 2012. The ACC is expected to consider TEP’s request in the second half of 2011.
Competition
New technological developments and the success of energy efficiency programs may reduce energy consumption by TEP’s retail customers. TEP’s customers also have the ability to install renewable energy technologies and conventional generation units that could reduce their reliance on TEP’s services. Self-generation by TEP’s customers has not had a significant impact to date. In the wholesale market, TEP competes with other utilities, power marketers and independent power producers for the sale of electric capacity and energy.
Renewable Energy Standard and Tariff
In 2010, the ACC approved a funding mechanism that allows TEP to recover operating costs, depreciation, property taxes and a return on its investments in TEP-owned solar projects through RES funds until such costs are reflected in TEP’s base rates. TEP invested $14 million in two solar projects that were completed in December 2010 and began cost recovery through the RES surcharge in January 2011. During 2011, TEP expects to earn approximately $1 million pre-tax on its 2010 investment in solar projects. The ACC approved an additional investment of $28 million for approximately 7 MW of solar capacity to be built during 2011. In 2012, TEP expects to earn approximately $3 million pre-tax on its company-owned solar projects.
In its 2012 RES implementation plan, which was filed with the ACC in July 2011, TEP is seeking ACC approval for annual investments of $28 million in both 2012 and 2013 to fund development of approximately 14 MW of company-owned solar capacity. TEP expects the ACC to rule on the implementation plan in the fourth quarter of 2011.
Line Extension Policy
In June 2011, the ACC determined it would reopen the 2008 TEP Rate Order for the sole purpose of evaluating TEP’s line extension policy. None of the parties to the 2008 TEP Rate Order objected. In July 2011, the ACC approved a line extension policy similar to the one that was in place prior to the 2008 TEP Rate Order, whereby TEP will provide a portion of the cost of line extensions free of charge to customers. The capital costs incurred by TEP related to line extensions are recoverable from customers through future rate cases, subject to approval by the ACC. In 2011, TEP estimates it will incur capital expenditures of approximately $2 million for line extensions.

Sales to Mining Customers
In the first six months of 2011, kWh sales to TEP’s mining customers increased 0.9% compared with the same period last year. Copper mines in TEP’s service area have begun to increase their operations in response to rising copper prices. TEP’s mining customers have indicated they are taking steps to increase production by either expanding their current operations or reopening nonoperational mine sites. Such efforts could lead to a 100 MW increase in TEP’s mining load over the next several years. The market price for copper and the ability to secure the necessary permits could affect the mining industry’s expansion plans.
Augusta Resources Corporation (Augusta) has filed a plan of operations with the United States Forest Service (USFS) for a new copper mine near Tucson, Arizona. Augusta must receive a Record of Decision from the USFS prior to receiving permits for construction and operations of the proposed Rosemont Copper Mine (Rosemont). In June 2011, the USFS issued a preliminary draft Environmental Impact Statement (EIS) that would approve Augusta’s plan of operations for Rosemont. The USFS indicated that another draft EIS will be issued in August 2011, followed by hearings, before a record of decision is issued. If Rosemont reaches full production, it would become TEP’s largest retail customer. TEP would serve approximately 100 MW of the mine’s total estimated load of approximately 110 MW.
TEP cannot predict if or when existing mines will expand operations or if new or reopened mines will commence operations.
Fair Value Measurements
TEP’s exposure to risk is mitigated because the change in fair value of energy contract derivatives classified as Level 3 in the fair value hierarchy are reported as either a regulatory asset, a regulatory liability or a component of Accumulated Other Comprehensive Income (AOCI) rather than in the income statement. See Note 9 for more information.
LIQUIDITY AND CAPITAL RESOURCES
TEP Cash Flows
The tables below show the cash available to TEP after capital expenditures, scheduled debt payments and payments on capital lease obligations:

Six Months Ended June 30,	2011	2010
	-Millions of Dollars-
Net Cash Flows — Operating Activities (GAAP)	$106	$131
Amounts from Statements of Cash Flows:
Less: Capital Expenditures (1)	(130)	(163)

Net Cash Flows after Capital Expenditures (Non-GAAP)*	(24)	(32)
Amounts From Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(62)	(45)
Plus: Proceeds from Investment in Lease Debt	38	22

Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (Non-GAAP)*	$(48)	$(55)

Six Months Ended June 30,	2011	2010
	-Millions of Dollars-
Net Cash Flows — Operating Activities (GAAP)	$106	$131
Net Cash Flows — Investing Activities (GAAP)	(91)	(143)
Net Cash Flows — Financing Activities (GAAP)	(1)	9
Net Cash Flows after Capital Expenditures (Non-GAAP)*	(24)	(32)
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (Non-GAAP)*	(48)	(55)

(1)	The first six months of 2010 includes a $51 million payment for the purchase of Sundt Unit 4 lease equity.

*	Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Required Payments are both non-GAAP measures of liquidity and should not be considered as alternatives to Net Cash Flows — Operating Activities, which is determined in accordance with GAAP as a measure of liquidity. TEP believes that Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations provide useful information to investors as measures of liquidity and its ability to fund its capital requirements, make required payments on debt and capital lease obligations, and pay dividends to UniSource Energy.
Liquidity Outlook
Over the next twelve months, TEP expects to generate sufficient operating cash flows to fund a majority of its construction expenditures. Additional sources for funding such construction expenditures could include draws on the TEP Revolving Credit Facility, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy. Cash flows may vary during the year, with cash flow from operations typically the lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load. As a result of the varied seasonal cash flow, TEP will use its revolving credit facility as needed to fund its business activities.
Operating Activities
In the first six months of 2011, net cash flows from operating activities were $24 million lower than in the first six months of 2010 due primarily to:
•	a $38 million increase in O&M costs due in part to higher generating plant outage costs, higher up-front incentive payments for customer-installed solar systems, higher DSM payments and timing differences in payments made under TEP’s retirement plan; and
•	a $4 million increase in taxes paid;

partially offset by
•	a $20 million increase in cash receipts from electric sales, net of fuel and purchased power costs. This increase was due in part to higher sales tax collections from customers resulting from a 1% increase in Arizona’s sales tax rate and higher retail kWh sales to residential, commercial and mining customers compared with the first six months of 2010.
Investing Activities
Net cash flows used for investing activities decreased by $53 million in the first six months of 2011 compared with the same period last year. Investing activities in the first six months of 2010 included the purchase of Sundt Unit 4 for $51 million.
Capital Expenditures
TEP’s capital expenditures were $130 million in the first six months of 2011, compared with $163 million in the same period last year. TEP’s capital expenditures in the first six months of 2010 included the purchase of Sundt Unit 4 for $51 million. TEP’s estimated capital expenditures for 2011 are $298 million.

Financing Activities
In the first six months of 2011, net cash from financing activities was $10 million lower than in the same period in 2010 due to: a $19 million decrease in proceeds from the issuance of long term debt; an $18 million increase in payments on capital lease obligations; and a $15 million capital contribution from UniSource Energy in the first six months of 2010 to help fund the purchase of Sundt Unit 4; partially offset by a $40 million increase in borrowings, net of repayments, under the TEP Revolving Credit Facility.
TEP Credit Agreement
The TEP Credit Agreement consists of a $200 million revolving credit and revolving letter of credit facility and a $341 million letter of credit facility to support tax-exempt bonds. The TEP Credit Agreement expires in November 2014 and is secured by $541 million of Mortgage Bonds. As of June 30, 2011, there was $50 million of outstanding borrowings and $1 million of letters of credit issued under the TEP Revolving Credit Facility.
The TEP Credit Agreement contains restrictions on liens, mergers and sale of assets. The TEP Credit Agreement also requires TEP not to exceed a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UniSource Energy. As of June 30, 2011, TEP was in compliance with the terms of the TEP Credit Agreement.
TEP Reimbursement Agreement
In December 2010, TEP entered into a four-year $37 million reimbursement agreement (2010 TEP Reimbursement Agreement). A $37 million letter of credit was issued pursuant to the 2010 TEP Reimbursement Agreement. The letter of credit supports $37 million aggregate principal amount of variable rate tax-exempt IDBs that were issued on behalf of TEP in December 2010.
The 2010 TEP Reimbursement Agreement contains substantially the same restrictive covenants as the TEP Credit Agreement described above. As of June 30, 2011, TEP was in compliance with the terms of the 2010 TEP Reimbursement Agreement.
Capital Contribution from UniSource Energy
In March 2010, UniSource Energy contributed $15 million of capital to TEP to help fund TEP’s purchase of Sundt Unit 4.
Interest Rate Risk
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations, as well as borrowings under its revolving credit facility. As a result, TEP may be required to pay significantly higher rates of interest on outstanding variable rate debt and borrowings under its revolving credit facility if interest rates increase. As of June 30, 2011, TEP had $365 million in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest rate payable under the indentures for the bonds is 10% on the $37 million of 2010 Coconino A Bonds and is 20% on the other $329 million in IDBs. However, $50 million of our variable rate debt has been hedged through a fixed-for-floating interest rate swap. During the first six months of 2011, the average rates paid ranged from 0.07% to 0.34%, compared with a range of 0.17% to 0.33% during the same period in 2010. As of July 25, 2011, the average rate on the debt was 0.05%.

Capital Lease Obligations
As of June 30, 2011, TEP had $441 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts in each of the obligations.

	Capital Lease Obligation
	Balance		Renewal/Purchase
Leases	As of June 30, 2011	Expiration	Option
	-Millions of Dollars -
Springerville Unit 1 (1)	$254	2015	Fair market value purchase option
Springerville Coal Handling Facilities Lease	77	2015	Fixed price purchase option of $120 million(2)
Springerville Common Facilities(3)	110	2017 and 2021	Fixed price purchase option of $106 million(2)

Total Capital Lease Obligations	$441

(1)	The Springerville Unit 1 leases cover both Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.

(2)	TEP has agreed with Tri-State and SRP, the owners of Springerville Units 3 and 4, respectively, that if these leases are not renewed, it will exercise such purchase options. Tri-State and SRP will then be obligated to either (i) buy a portion of these facilities or (ii) continue making payments to TEP for the use of these facilities.

(3)	The Springerville Common Facilities leases cover an undivided one-half interest in certain Springerville Common Facilities.
Except for TEP’s 14% equity ownership in Springerville Unit 1 and its 13% equity ownership in the Springerville Coal Handling Facilities, TEP will not own these assets at the expiration of the leases. TEP may renew the leases or purchase the leased assets at such time. The renewal and purchase option for Springerville Unit 1 is for fair market value as determined at that time, whereas the purchase price option is fixed for the Springerville Coal Handling Facilities and Common Facilities.
Income Tax Position
See UniSource Energy Consolidated, Liquidity and Capital Resources, Income Tax Position, above.
Contractual Obligations
There have been no significant changes in TEP’s contractual obligations or other commercial commitments from those reported in our 2010 Annual Report on Form 10-K, other than the following obligations established in 2011:

Payment Due in Years						2016
Ending December 31,	2011	2012	2013	2014	2015	and after	Total
	-Millions of Dollars-
Purchase Obligations:
Coal	$34	$40	$14	$14	$—	$—	$102
Purchased Power[1]	1	5	1	1	1	10	19
Solar Equipment	11	11	11	—	—	—	33

Total Additional Contractual Cash Obligations	$46	$56	$26	$15	$1	$10	$154

[1]	Purchased Power includes a long-term Power Purchase Agreement (PPA) with a developing renewable energy generation producer to meet compliance under the RES tariff. The facility achieved commercial operation on March 31, 2011. TEP is obligated to purchase 100% of the output of this facility. The table above includes estimated future payments based on expected power deliveries under this contract through 2031. TEP has entered into additional long-term renewable PPAs to comply with the RES tariff; however, TEP’s obligation to accept and pay for electric power under these agreements does not begin until the facilities are constructed and operational.
Dividends on Common Stock
TEP can pay dividends if it maintains compliance with the TEP Credit Agreement, the 2010 Reimbursement Agreement and certain financial covenants. As of June 30, 2011, TEP was in compliance with the terms of the TEP Credit Agreement and the 2010 Reimbursement Agreement.

The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis for TEP to pay dividends from current year earnings.
UNS GAS
RESULTS OF OPERATIONS
UNS Gas reported no net income in the second quarter of 2011 compared with net income of $1 million reported in the second quarter of 2010. For the first six months of 2011, UNS Gas reported net income of $7 million compared with net income of $6 million in the same period of last year. The table below provides summary financial information for UNS Gas.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	-Millions of Dollars-		-Millions of Dollars-

Gas Revenues	$26	$25	$83	$82
Other Revenues	—	1	2	1

Total Operating Revenues	26	26	85	83

Purchased Gas Expense	15	14	52	51
Other Operations and Maintenance Expense	6	6	13	13
Depreciation and Amortization	2	2	4	4
Taxes Other Than Income Taxes	1	1	2	2

Total Other Operating Expenses	24	23	71	70

Operating Income	2	3	14	13
Total Interest Expense	2	2	3	3
Income Tax Expense	—	—	4	4

Net Income	$—	$1	$7	$6

The tables below include UNS Gas’ Therm sales and margin revenues for the three and six months ending June 30, 2011 and 2010.

			Increase (Decrease)
Three Months Ended June 30,	2011	2010	Amount	Percent*
Energy Sales, Therms (in millions)
Gas Retail Sales:
Residential	10	11	(1)	(8.4%)
Commercial	5	6	(1)	(3.4%)
Industrial	1	—	1	37.8%
Public Authorities	1	1	—	(7.8%)

Total Gas Retail Sales	17	18	(1)	(5.9%)
Negotiated Sales Program (NSP)	7	5	2	37.2%

Total Gas Sales	24	23	1	3.1%

Gas Revenues (in millions):
Retail Margin Revenues:
Residential	$8	$8	$—	(4.9%)
Commercial	2	2	—	(3.6%)
Industrial	—	—	—	26.9%
Public Authorities	—	—	—	(12.4%)

Total Retail Margin Revenues (Non-GAAP)**	10	10	—	(4.2%)

Transport and NSP	5	3	2	33.2%
Retail Fuel Revenues	11	12	(1)	(4.2%)

Total Gas Revenues (GAAP)	$26	$25	$1	1.0%

			Increase (Decrease)
Weather Data:	2011	2010	Amount	Percent
Heating Degree Days
Three Months Ended June 30	2,728	3,040	(312)	(10.3%)
10-Year Average	2,760	2,433	NM	NM

*	Percent change calculated on un-rounded data and may not correspond exactly to data shown in table.

**	Retail Margin Revenues is a non-GAAP financial measure and should not be considered an alternative to Total Gas Revenues, which is determined in accordance with GAAP. UNS Gas believes that Retail Margin Revenues, which is Total Gas Revenues less fuel revenues, and revenues for DSM programs, provides useful information to investors.
Retail Therm sales during the second quarter of 2011 decreased by 5.9% due in part to a 10.3% decline in Heating Degree Days compared with the second quarter of 2010. Retail margin revenues did not change compared with the second quarter of 2010.
UNS Gas supplies natural gas to some of its large transportation customers through a Negotiated Sales Program (NSP). Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the PGA mechanism that reduces the gas commodity price.

			Increase (Decrease)
Six Months Ended June 30,	2011	2010	Amount	Percent*
Energy Sales, Therms (in millions)
Gas Retail Sales:
Residential	43	45	(2)	(3.5%)
Commercial	17	17	—	(1.0%)
Industrial	1	1	—	17.5%
Public Authorities	4	4	—	(3.6%)

Total Gas Retail Sales	65	67	(2)	(2.6%)
Negotiated Sales Program (NSP)	13	12	1	11.6%

Total Gas Sales	78	79	(1)	(0.4%)

Gas Revenues (in millions):
Retail Margin Revenues:
Residential	$22	$22	$—	0.0%
Commercial	6	5	1	3.4%
Industrial	—	—	—	22.4%
Public Authorities	1	1	—	(0.2%)

Total Retail Margin Revenues (Non-GAAP)**	$29	$28	$1	0.9%

Transport and NSP	9	9	—	7.5%
Retail Fuel Revenues	45	45	—	(0.1%)

Total Gas Revenues (GAAP)	$83	$82	$1	1.3%

			Increase (Decrease)
Weather Data:	2011	2010	Amount	Percent
Heating Degree Days
Six Months Ended June 30	12,840	13,396	(556)	(4.2%)
10-Year Average	12,862	12,408	NM	NM

*	Percent change calculated on un-rounded data and may not correspond exactly to data shown in table.

**	Retail Margin Revenues is a non-GAAP financial measure and should not be considered an alternative to Total Gas Revenues, which is determined in accordance with GAAP. UNS Gas believes that Retail Margin Revenues, which is Total Gas Revenues less fuel revenues, and revenues for DSM programs, provides useful information to investors.
FACTORS AFFECTING RESULTS OF OPERATIONS
Competition
New technological developments and the implementation of Gas EE Standards may reduce energy consumption by UNS Gas’ retail customers. In addition, customers of UNS Gas have the ability to switch from gas to an alternate energy source that could reduce their reliance on services provided by UNS Gas.
Rates
2010 UNS Gas Rate Order
Effective April 2010, UNS Gas implemented a base rate increase of $3 million, or 2%.

2011 UNS Gas Rate Filing
Due to increases in capital and operating costs, UNS Gas filed a general rate case with the ACC in April 2011 requesting higher base rates. In an effort to encourage energy conservation, the filing also includes a proposal to change UNS Gas’ rate design by separating the recovery of fixed costs from the level of energy consumed. The filing also requests a change in depreciation rates that, if approved, is expected to reduce annual depreciation expense by $1 million.

Test year – 12 months ended Dec. 31, 2010	Requested by UNS Gas
Original cost rate base	$184 million
Revenue deficiency	$5.6 million
Total rate increase (over test year revenues)	3.8%
Cost of equity	10.5%
Actual capital structure	51% equity / 49% debt
Weighted average cost of capital	8.7%
A procedural order issued by the ACC in June 2011 indicated that ACC staff and other intervening parties are to file testimony in October 2011. Hearings before an ACC administrative law judge are scheduled to begin in early 2012 and the ACC could issue a final order during the first half of 2012.
Fair Value Measurements
UNS Gas’ exposure to risk is mitigated because it reports the change in the fair value of energy contract derivatives classified as Level 3 in the fair value hierarchy as either a regulatory asset, a regulatory liability, or a component of AOCI rather than in the income statement. See Note 9 for more information.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
UNS Gas expects operating cash flows to fund all of its construction expenditures during 2011. If natural gas prices rise and UNS Gas is not allowed to recover its gas costs on a timely basis, UNS Gas may require additional funding to meet its capital requirements. Sources of funding for future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy. The base rate increase that took effect in April 2010 covers some, but not all, of UNS Gas’ higher costs and capital investments.
Cash Flows and Capital Expenditures
Cash Flows
The table below provides summary cash flow information for UNS Gas:

Six Months Ended June 30,	2011	2010
	-Millions of Dollars-
Cash Provided By (Used In):
Operating Activities	$20	$11
Investing Activities	(5)	(5)
Financing Activities	(10)	(10)

Net Increase (Decrease in Cash)	5	(4)
Beginning Cash	30	31

Ending Cash	$35	$27

Operating Activities
UNS Gas’ operating cash flows were higher during the first six months of 2011 than they were during the same period last year. Lower market prices for natural gas led to a decline in purchased energy costs and a decrease in cash payments (net of receipts) to gas supply and hedging counterparties.

Investing Activities
UNS Gas incurred capital expenditures of $6 million in the first six months of 2011. Total capital expenditures for 2011 are estimated to be $11 million.
Financing Activities
UNS Gas paid dividends of $10 million to UniSource Energy during the first six months of 2011.
UNS Gas/UNS Electric Revolver
The UNS Gas/UNS Electric Revolver is a $100 million unsecured facility that expires in November 2014. Either company can borrow up to a maximum of $70 million so long as the combined amount borrowed by both companies does not exceed $100 million.
Each company is liable only for its own borrowings under the UNS Gas/UNS Electric Revolver. UES guarantees the obligations of both UNS Gas and UNS Electric under the UNS Gas/UNS Electric Revolver.
The UNS Gas/UNS Electric Revolver restricts additional indebtedness, liens, and mergers. It also requires that each borrower not exceed a maximum leverage ratio. Each borrower may pay dividends as long as it maintains compliance with the agreement. As of June 30, 2011, UNS Gas and UNS Electric each were in compliance with the terms of the UNS Gas/UNS Electric Revolver.
UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures, or to issue letters of credit to provide credit enhancement for its natural gas procurement and hedging activities. As of July 25, 2011, UNS Gas had no outstanding borrowings or letters of credit under the UNS Gas/UNS Electric Revolver.
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
Senior Unsecured Notes
UNS Gas has $100 million of 6.23% senior unsecured notes outstanding, of which $50 million mature on August 11, 2011 and $50 million mature in 2015. These notes are guaranteed by UES. The note purchase agreement for UNS Gas restricts transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness, and also contains a minimum net worth test. As of June 30, 2011, UNS Gas was in compliance with the terms of its note purchase agreement.
UNS Gas must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Gas may, without meeting these tests, refinance existing debt and incur up to $7 million in short-term debt.
In May 2011, UNS Gas entered into an agreement under which a group of investors agreed to purchase $50 million of UNS Gas 5.39% senior unsecured notes. The issuance of the notes is subject to customary closing conditions and is expected to close in August 2011 with the proceeds being used to pay off $50 million of senior unsecured notes that mature on August 11, 2011. The new notes will mature in August 2026 and will be guaranteed by UES.
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
The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends as long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test.
UNS ELECTRIC
RESULTS OF OPERATIONS
UNS Electric reported net income of $3 million in the second quarter of 2011, compared with net income of $2 million in the second quarter of 2010. For the six months ended June 30, 2011 and 2010, UNS Electric reported net income of $5 million. Results from the first six months of 2010 included $3 million of pre-tax income related to a settlement with Arizona Public Service Company for refunds related to transactions with the California Power Exchange.
As with TEP, UNS Electric’s operations are generally seasonal in nature, with peak energy demand occurring in the summer months.
The table below provides summary financial information for UNS Electric.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	-Millions of Dollars-		-Millions of Dollars-
Retail Electric Revenues	$44	$42	$87	$80
Wholesale Electric Revenues	8	6	15	9
Other Revenues	1	1	1	1

Total Operating Revenues	53	49	103	90
Purchased Energy Expense	30	30	58	56
Fuel Expense	2	3	3	5
Transmission Expense	3	3	6	5
Increase (Decrease) to reflect PPFAC Recovery	—	(4)	3	(8)
Other Operations and Maintenance Expense	6	7	12	14
Depreciation and Amortization Expense	4	4	7	7
Taxes Other Than Income Taxes	1	1	2	2

Total Other Operating Expenses	46	44	91	81

Operating Income	7	5	12	9

Other Income	—	—	—	3
Total Interest Expense	2	2	4	4
Income Tax Expense	2	1	3	3

Net Income	$3	$2	$5	$5

The table below shows UNS Electric’s kWh sales and revenues for the second quarters of 2011 and 2010:

			Increase (Decrease)
Three Months Ended June 30,	2011	2010	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	173	176	(3)	(1.5%)
Commercial	159	157	2	1.0%
Industrial	54	52	2	5.0%
Mining	64	51	13	24.7%
Public Authorities	1	1	—	(21.3%)

Total Electric Retail Sales	451	437	14	3.2%

Electric Retail Revenues (in millions):
Retail Margin Revenues:
Residential	$5	$6	$(1)	(10.0%)
Commercial	7	6	1	13.8%
Industrial	2	2	—	5.9%
Mining	1	1	—	27.3%
Public Authorities	—	—	—	NM

Total Retail Margin Revenues (Non-GAAP)**	$15	$15	$—	4.1%
Retail Fuel Revenues	27	25	2	5.9%
DSM and RES Revenues	2	2	—	(25.0%)

Total Retail Revenues (GAAP)	$44	$42	$2	3.8%

Weather — Cooling Degree Days	2011	2010
Three Months Ended June 30	2,644	2,437	207	8.5%
10-Year Average	2,854	2,918	NM	NM

*	Percent change calculated on unrounded data and may not correspond exactly to data shown in table.

**	Retail Margin Revenues is a non-GAAP financial measure and should not be considered as an alternative to Total Retail Revenues, which is determined in accordance with GAAP. UNS Electric believes that Retail Margin Revenues, which is Total Retail Revenues less PPFAC revenues, and revenues for RES and DSM programs, provides useful information to investors.
Total retail kWh sales in the second quarter of 2011 increased by 3.2% compared with the same period last year, leading to a 4.1%, increase in retail margin revenues. Margin revenues increased by a greater degree than retail kWh sales due to the base rate increase that took effect in October 2010. Mining kWh sales increased by 24.7% compared with the second quarter of 2010 due to increased production by UNS Electric’s two mining customers in response to strong copper and gold prices.

The table below shows UNS Electric’s kWh sales and revenues for the first half of 2011 and 2010:

			Increase (Decrease)
Six Months Ended June 30,	2011	2010	Amount	Percent*
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	353	351	2	0.6%
Commercial	290	289	1	0.4%
Industrial	106	103	3	2.4%
Mining	123	98	25	25.0%
Public Authorities	1	1	—	(18.5%)

Total Electric Retail Sales	873	842	31	3.6%

Electric Retail Revenues (in millions):
Retail Margin Revenues:
Residential	$11	$11	$—	4.8%
Commercial	12	11	1	13.2%
Industrial	4	3	1	5.7%
Mining	3	2	1	35.0%
Public Authorities	—	—	—	NM

Total Retail Margin Revenues (Non-GAAP)**	$30	$27	$3	10.4%
Retail Fuel Revenues	54	49	5	11.6%
DSM and RES Revenues	3	4	(1)	(19.8%)

Total Retail Revenues (GAAP)	$87	$80	$7	$9.7%

Weather — Cooling Degree Days	2011	2010
Six Months Ended June 30	2,746	2,477	269	10.9%
10-Year Average	2,965	3,029	NM	NM

*	Percent change calculated on unrounded data and may not correspond exactly to data shown in table.

**	Retail Margin Revenues is a non-GAAP financial measure and should not be considered as an alternative to Total Retail Revenues, which is determined in accordance with GAAP. UNS Electric believes that Retail Margin Revenues, which is Total Retail Revenues less PPFAC revenues, and revenues for RES and DSM programs, provides useful information to investors.
FACTORS AFFECTING RESULTS OF OPERATIONS
Competition
New technological developments and the implementation of EE Standards may reduce energy consumption by UNS Electric’s retail customers. In addition, UNS Electric customers have the ability to install renewable energy technologies and conventional generation units that could reduce their reliance on UNS Electric’s service. Self-generation by UNS Electric customers has not had a significant impact to date.
2010 UNS Electric Rate Order
Effective October 1, 2010, UNS Electric implemented a base rate increase of $7.4 million, or 4%. The rate order also requires UNS Electric to file a rate case no later than 12 months after purchase of BMGS from UED. See Black Mountain Generation Station, below for more information.

Black Mountain Generating Station
In its September 2010 UNS Electric rate order, the ACC approved UNS Electric’s purchase of BMGS from UED, subject to FERC approval and other conditions. In June 2011, UNS Electric received FERC approval of the purchase. On July 1, 2011, UNS Electric completed the purchase of BMGS for $63 million. As of July 1, 2011, BMGS is included in UNS Electric’s rate base through a revenue-neutral rate reclassification of approximately 0.7 cents per kWh from base power supply rate to non-fuel base rates. For more information, see Liquidity and Capital Resources, Cash Flows and Capital Expenditures, Investing Activities below.
Renewable Energy Standard and Tariff
As part of the 2010 UNS Electric rate order, the ACC approved a funding mechanism that will allow UNS Electric to recover operating costs, depreciation, property taxes and a return on its investment in UNS Electric-owned solar projects through RES funds until these costs are reflected in UNS Electric’s base rates. Under these terms, UNS Electric expects to invest $5 million annually in 2011 through 2014 in solar photovoltaic projects. We estimate that each $5 million investment would build approximately 1.25 MW of solar capacity. The first such project is expected to be completed in 2011, and we expect UNS Electric will begin cost recovery through the RES in January 2012.
Fair Value Measurements
UNS Electric’s exposure to risk is mitigated because it reports the change in fair value of energy contract derivatives classified as Level 3 in the fair value hierarchy as a regulatory asset, a regulatory liability, or a component of AOCI rather than in the income statement. See Note 9 for more information.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
UNS Electric expects operating cash flows to fund a portion of its construction expenditures during 2011. Additional sources of funding for future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.
Cash Flows and Capital Expenditures
Cash Flows
The table below provides summary cash flow information for UNS Electric:

Six Months Ended June 30,	2011	2010
	-Millions of Dollars-
Cash Provided By (Used In):
Operating Activities	$21	$7
Investing Activities	(13)	(12)
Financing Activities	1	2

Net Increase (Decrease) in Cash	9	(3)
Beginning Cash	11	10

Ending Cash	$20	$7

Operating Activities
Operating cash flows increased in the first six months of 2011 due in part to higher fuel and purchased power cost recoveries from customers, a 3.6% increase in retail kWh sales compared with the first six months of 2010 and a base rate increase that took effect in October 2010.

Investing Activities
UNS Electric had capital expenditures of $15 million in the first six months of 2011 and forecasts total capital expenditures in 2011 of $104 million. The full-year amount includes the purchase of BMGS from UED for $63 million.
On July 1, 2011, UNS Electric completed the purchase of BMGS using proceeds from a $20 million capital contribution from UniSource Energy, $13 million of cash and $30 million of borrowings under the UNS Gas/UNS Electric Revolver. UNS Electric plans to repay those borrowings by obtaining long-term debt financing in the third or fourth quarter of 2011. See Factors Affecting Results of Operations, Black Mountain Generating Station, above, for more information.
UNS Gas/UNS Electric Revolver
See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.
UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. As of July 25, 2011, UNS Electric had $30 million of borrowings and $10 million of letters of credit issued under the UNS Gas/UNS Electric Revolver.
Interest Rate Risk
UNS Electric is subject to interest rate risk resulting from changes in the variable interest rates on borrowings under its revolving credit facility. If LIBOR or other benchmark interest rates increase, UNS Electric may be required to pay higher rates of interest on those borrowings. For more information see Item 3. Quantitative and Qualitative Disclosures about Market Risk, Credit Risk, below.
Senior Unsecured Notes
UNS Electric has $100 million of senior unsecured notes outstanding, consisting of $50 million of 6.50% notes due in 2015 and $50 million of 7.10% notes due August 2023. The notes are guaranteed by UES. The note purchase agreement for UNS Electric contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, and incurrence of indebtedness. As of June 30, 2011, UNS Electric was in compliance with the terms of its note purchase agreement.
UNS Electric must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Electric may, without meeting these tests, refinance existing debt and incur up to $5 million in short-term debt.
Contractual Obligations
In 2011, UNS Electric entered into new power purchase commitments with estimated 2012 minimum payment obligations of $6 million. There have been no other significant changes in UNS Electric’s contractual obligations or other commercial commitments from those reported in our 2010 Annual Report on Form 10-K.
Dividends on Common Stock
As of June 30, 2011, UNS Electric had not paid any dividends. UNS Electric’s ability to pay dividends will depend on its cash needs for capital expenditures and various other factors.
The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. As of June 30, 2011, UNS Electric was in compliance with the terms of its note purchase agreement. See Senior Unsecured Notes, above.

OTHER NON-REPORTABLE BUSINESS SEGMENTS
RESULTS OF OPERATIONS
The table below summarizes the income (loss) for the other non-reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	-Millions of Dollars-		-Millions of Dollars-
Millennium	$1	$(4)	$1	$(3)
UED	1	1	2	2
UniSource Energy Parent Company	(1)	(2)	(3)	(2)

Total Other	$1	$(5)	$—	$(3)

Millennium
Millennium’s results in the second quarter and first half of 2010 included an after-tax impairment loss of $3 million related to one of its investments.
UniSource Energy Parent Company
UniSource Energy parent company expenses include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes and the UniSource Credit Agreement. In the first six months of 2011, UniSource Energy had capital expenditures of $23 million related to the construction of a new headquarters building.
UED
UED recorded after-tax income of $1 million during the second quarters of 2011 and 2010 related to the operation of BMGS. On July 1, 2011, UNS Electric completed the purchase of BMGS from UED. UED used the proceeds from the sale of BMGS to repay the $27 million outstanding under the UED Credit Agreement and to pay a $36 million dividend to UniSource Energy. See UNS Electric, Factors Affecting Results of Operations, Black Mountain Generating Station, above, for more information.
FACTORS AFFECTING RESULTS OF OPERATIONS
Millennium Investments
Millennium is in the process of exiting its remaining investments, which may yield gains or losses. As of June 30, 2011, Millennium had assets of $22 million including a $15 million note receivable, land and buildings of $2 million, deferred tax assets of $2 million and a cash and cash equivalents balance of $2 million.
In July 2011, Millennium sold a building for $2 million resulting in an after-tax gain of approximately $1 million.
Millennium’s financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2011, contain $1 million of Cash Equivalents, which are valued based on observable market prices and are comprised of the fair value of money market funds.
CRITICAL ACCOUNTING ESTIMATES
There have been no significant changes in our accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2010.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The following recently issued accounting standards are not yet reflected in UniSource Energy’s and TEP’s financial statements:
•	The FASB issued authoritative guidance that will eliminate the current option to report other comprehensive income in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive, statements. We will be required to comply in the first quarter of 2012. We are evaluating which presentation method to use.
•	The FASB issued authoritative guidance that changed some fair value measurement principles and disclosure requirements. The most significant disclosure change is expansion of required information for unobservable inputs. We will be required to comply in the first quarter of 2012. We are evaluating the impact of this guidance.
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
Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed therein. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s expectations, beliefs or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in Part II, Item 1A. Risk Factors, Part I, Item 2. Management’s Discussion and Analysis, and other parts of this report. These factors include: state and federal regulatory and legislative decisions and actions, including environmental legislation and renewable energy requirements; regional economic and market conditions that could affect customer growth and energy usage; weather variations affecting energy usage; the cost of debt and equity capital and access to capital markets; the performance of the stock market and changing interest rate environment, which affect the value of the company’s pension and other postretirement benefit plan assets and the related contribution requirements and expense; unexpected increases in O&M expense; resolution of pending litigation matters; changes in accounting standards; changes in critical accounting estimates; changes to long-term contracts; the cost of fuel and energy supplies; and performance of TEP’s generating plants.

ITEM 3.	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in this Item identifies material changes from information included in Part II, Item 7A in UniSource Energy’s and TEP’s Annual Report on Form 10-K for the year ended December 31, 2010 in addition to the interim condensed consolidated financial statements and accompanying notes presented in Part I, Item 1 and Management’s Discussion and Analysis presented in Part I, Item 2 of this Form 10-Q.

Interest Rate Risk
Long-Term Debt
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations. As of June 30, 2011, TEP had $365 million in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest rate payable under the indentures for these bonds is 10% on $37 million of the 2010 Coconino A Bonds and 20% on the other $329 million in IDBs. During the first six months of 2011, the average weekly interest rate ranged from 0.07% to 0.34%. Although short-term interest rates have been relatively low and stable during 2010 and 2011, TEP still may be subject to volatility in its tax-exempt variable rate debt. However, $50 million of our variable rate debt has been hedged through a fixed-for-floating interest rate swap. A 100 basis point increase in average interest rates on this debt, over a twelve-month period, would result in a decrease in TEP’s pre-tax net income of approximately $3 million.
Commodity Price Risk — TEP
TEP is exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas and coal. This risk is mitigated through a PPFAC mechanism that fully recovers the actual retail fuel and purchased power costs from TEP’s retail customers on a timely basis. The commodity price risk from changes in the price of coal, electricity and emission allowances have not changed materially from the commodity price risks reported in our 2010 Annual Report on Form 10-K.
To adjust the value of its commodity derivatives to fair value in Regulatory Assets or Regulatory Liabilities, TEP recorded the following net unrealized gains (losses):

Six Months Ended June 30,	2011	2010
	-Millions of Dollars-
Unrealized Gains	$2	$3
The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.

	Unrealized Gain (Loss) of TEP’s
	Hedging and Trading Activities
	- Millions of Dollars -
	Maturity 0 - 6	Maturity 6 - 12	Maturity	Total Unrealized
Source of Fair Value as of June 30, 2011	months	months	over 1 yr.	Gain (Loss)
Prices actively quoted	$(4)	$(1)	$(2)	$(7)
Prices based on models and other valuation methods	1	—	2	3

Total	$(3)	$(1)	$—	$(4)

Sensitivity Analysis of Derivatives
TEP uses sensitivity analysis to measure the impact of favorable and unfavorable changes in market prices on the fair value of its derivative forward contracts. Unrealized gains and losses are recorded as either a regulatory asset or a regulatory liability. As contracts settle, the unrealized gains and losses are reversed and realized gains or losses are recorded to the PPFAC. The chart below summarizes the change in unrealized gains or losses if market prices increase or decrease by 10%.

	10% Increase	10% Decrease
	-Millions of Dollars-
Change in Market Price as of June 30, 2011

Non-Cash Flow Hedges
Forward gas contracts	$4	$(4)
Forward power sales and purchase contracts	—	—

Cash Flow Hedges
Forward power purchase contracts	1	(1)

Long-Term Wholesale Sales
Since June 1, 2011, TEP has been exposed to commodity price risk relating to changes in the market price of electricity as it relates to a long-term wholesale contract with SRP. Under terms of the SRP contract, TEP received a monthly demand charge of approximately $1.8 million, or $22 million annually through May 31, 2011. Effective June 1, 2011, TEP no longer receives the monthly demand charge and SRP is required to purchase 73,000 MWh per month, or 876,000 MWh annually, based on an energy price at a slight discount to the Palo Verde Market Index. As of July 25, 2011, the average around-the-clock forward price of power on the Palo Verde Market Index for August through December 2011 was approximately $36 per MWh.
The chart below summarizes the annual change in pre-tax income if the market price of power on the Palo Verde Market Index changes by $5 per MWh.

	Change in Per MWh Price
	$5 Increase	$5 Decrease
	-Millions of Dollars-
Change in Pre-Tax Income	$4	$(4)
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

Six Months Ended June 30,	2011	2010
	-Millions of Dollars-
Unrealized Gains (Losses)	$5	$(2)
For UNS Gas’ forward gas purchase contracts, a 10% decrease in market prices would result in a $3 million increase in unrealized net losses reported as net regulatory assets; a 10% increase in market prices would result in a $3 million decrease in unrealized net losses reported as net regulatory assets.
Commodity Price Risk — UNS Electric
UNS Electric is exposed to commodity price risk from changes in the price for electricity and natural gas. This risk is mitigated through a PPFAC mechanism that fully recovers the costs incurred on a timely basis.
To adjust the value of its commodity derivatives to fair value in Regulatory Assets or Regulatory Liabilities, UNS Electric recorded the following net unrealized gains (losses):

Six Months Ended June 30,	2011	2010
	-Millions of Dollars-
Unrealized Gains (Losses)	$2	$(5)

For UNS Electric’s forward power sales and purchase contracts, a 10% decrease in market prices would result in a $7 million increase in unrealized net losses reported as net regulatory assets; a 10% increase in market prices would result in a $7 million decrease in unrealized net losses reported as a reduction in regulatory assets.
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
As of June 30, 2011, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $15 million. TEP had one non-investment grade counterparty with exposure of greater than 10% of its total credit exposure totaling $4 million. TEP’s total exposure to non-investment grade counterparties was $5 million.
As of June 30, 2011, TEP had posted $1 million in cash collateral and $1 million in letters of credit as credit enhancements with its counterparties and did not hold any collateral from counterparties.
As of June 30, 2011, UNS Gas had less than $1 million of counterparty credit exposure under its supply and hedging contracts. As of June 30, 2011, UNS Gas had no collateral posted as credit enhancements with its counterparties, and it did not hold any collateral from counterparties.
As of June 30, 2011, UNS Electric had $3 million of counterparty credit exposure under its supply and hedging contracts. As of June 30, 2011, UNS Electric had posted $12 million in letters of credit and no cash collateral as credit enhancements with its counterparties and had not collected any collateral margin from its counterparties.

ITEM 4.	— CONTROLS AND PROCEDURES
UniSource Energy’s and TEP’s Chief Executive Officer and Chief Financial Officer supervised and participated in UniSource Energy’s and TEP’s evaluation of their disclosure controls and procedures as such term is defined under Rule 13a - 15(e) or Rule 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in UniSource Energy’s and TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by UniSource Energy and TEP in the reports that they file or submit under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, UniSource Energy’s and TEP’s Chief Executive Officer and Chief Financial Officer concluded that UniSource Energy’s and TEP’s disclosure controls and procedures are effective.
While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy’s or TEP’s internal control over financial reporting during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, UniSource Energy’s or TEP’s internal control over financial reporting.

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
ITEM 2. — UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities — None.
ITEM 5. — OTHER INFORMATION
RATIO OF EARNINGS TO FIXED CHARGES
The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

	Six Months Ended	Twelve Months Ended
	June 30, 2011	June 30, 2011
UniSource Energy	2.116	2.562

TEP	2.005	2.640
For purposes of this computation, earnings are defined as pre-tax earnings from continuing operations before minority interest, or income/loss from equity method investments, plus interest expense and amortization of debt discount and expense related to indebtedness. Fixed charges are interest expense, including amortization of debt discount and expense on indebtedness.
ENVIRONMENTAL MATTERS
Clean Air Act Requirements
TEP’s generating facilities are subject to Environmental Protection Agency (EPA) limits on the amount of sulfur dioxide (SO2), nitrogen oxide (NOx) and other emissions released into the atmosphere. TEP may incur additional costs to comply with future changes in federal and state environmental laws, regulations and permit requirements at its generating facilities. Compliance with these changes may reduce operating efficiency.
As a result of the PNM Consent Decree — a 2005 settlement agreement between PNM, environmental activist groups, and the New Mexico Environment Department (NMED) — the co-owners of San Juan installed new pollution control equipment at the generating station to reduce total emissions. The PNM Consent Decree specified emissions limits at San Juan for mercury, particulate matter, NOx, and SO2. TEP owns 50% of San Juan Units 1 and 2.
TEP has sufficient Emission Allowances to comply with acid rain SO2 regulations.

EPA Information Request
TEP has submitted its response to the request received in October 2010 from the EPA under Section 114 of the Clean Air Act for information regarding projects at, and operations of, the Sundt Generating Station. TEP owns and operates all four units at Sundt. Units 1, 2 and 3 can be operated on either natural gas or diesel oil. Unit 4 can be operated on either natural gas or coal.
The EPA uses information obtained from such requests to determine if additional action is necessary. TEP can neither predict whether the EPA will take further action at Sundt nor project the impact of any such action.
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
The EPA issued its proposed rule in March 2011. Depending on the terms of the EPA’s final rule, emission controls may be required at some or all of TEP’s coal-fired units by 2014 or later. Whether emission controls are required at a particular unit, the level of control required, and the cost to achieve that level of control will not be known until the rule has been promulgated. TEP submitted comments to the EPA on the proposed rule.
Navajo
Based on the EPA’s proposed standards, mercury and particulate emission control equipment may be required at Navajo by 2015. TEP’s share of the estimated capital cost of this equipment for Navajo is less than $1 million for mercury control and approximately $43 million if the installation of baghouses to control particulates is necessary.
Springerville
Based on the EPA’s proposed standards, mercury emission control equipment may be required at Springerville by 2015. The estimated capital cost of this equipment for Springerville Units 1 and 2 is approximately $5 million. The annual operating cost associated with the mercury emission control equipment is expected to be approximately $3 million.
San Juan
As stipulated in the PNM Consent Decree described above, the co-owners of San Juan installed new pollution control equipment at the generating station to reduce emissions. The installation of emissions controls for San Juan Units 1 and 2 was completed in 2009. These controls are expected to be adequate to achieve compliance with the EPA’s proposed federal standards.
Other Coal-Fired Units
TEP is analyzing the potential impacts of the proposed EPA rule on the Four Corners and Sundt generating facilities.
Climate Change
In 2007, the Supreme Court ruled in Commonwealth of Massachusetts, et al v. EPA that carbon dioxide (CO2) and other greenhouse gases (GHGs) are air pollutants under the Clean Air Act. In December 2009, the EPA issued a final Endangerment Finding stating that GHGs endanger public health and welfare. The EPA issued final GHG regulations for new motor vehicles in April 2010, triggering GHG permitting requirements for power plants under the Clean Air Act. As of January 2, 2011, air quality permits for new sources and modifications of existing sources must include an analysis for GHG controls. In the near term, based on our current construction plans, we do not expect the new permitting requirements to impact TEP or UNS Electric.

While the debate over the direction of domestic climate policy continues on the national level, several states have developed state-specific policies or regional initiatives to reduce GHG emissions. In 2007, the governors of several western states, including the then-governor of Arizona, signed the Western Regional Climate Action Initiative (the Western Climate Initiative) which directed their respective states to develop a regional target for reducing greenhouse gases. The states in the Western Climate Initiative announced a target of reducing greenhouse gas emissions by 15% below 2005 levels by 2020. In 2008, the Western Climate Initiative participants submitted their design recommendation for the Western Climate Initiative cap-and-trade program for greenhouse gas emissions, with an implementation date set for 2012.
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
Regional Haze Rules
The EPA’s regional haze rules require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility. The rules call for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas and to submit a state implementation plan to the EPA for approval.
Compliance with the EPA’s BART determinations, coupled with the financial impact of future climate change legislation, other environmental regulations and other business considerations, could jeopardize the economic viability of the San Juan, Four Corners and Navajo plants or the ability of individual participants to meet their obligations and maintain participation in these plants. TEP cannot predict the ultimate outcome of these matters.
Navajo and Four Corners are located on the Navajo Indian Reservation and therefore are not subject to state regulatory jurisdictions.
San Juan
In December 2010, the EPA proposed a federal implementation plan under the Clean Air Act addressing, among other things, regional haze requirements for San Juan. The EPA plan proposes that the BART for nitrogen oxides at San Juan is a technology known as selective catalytic reduction (SCR). The EPA’s proposal gives the San Juan participants three years from the date of the final rule to achieve compliance. A final federal implementation plan is expected in August 2011. PNM, the operator of San Juan, has challenged the EPA’s proposal based on its own analysis which concludes that SCR is not the BART for that plant.
TEP’s share of capital expenditures related to the installation of SCR over a five-year period at San Juan is estimated to be $155 million to $202 million. This estimated range is based on two cost analyses commissioned by PNM. The three-year installation proposed by the EPA could increase the cost of compliance. Adding this technology to San Juan would increase operating costs at the generating station.
In February 2011, the NMED filed its proposed regional haze implementation plan with the New Mexico Environmental Improvement Board (EIB). The plan proposes that the BART for nitrogen oxides at San Juan is the installation of selective non-catalytic reduction (SNCR). TEP’s share of the capital costs related to the installation of SNCR is estimated to be $17 million. The NMED’s plan gives the San Juan participants five years to achieve compliance.
In June 2011, the EIB adopted the NMED state implementation plan and submitted it to EPA for approval. TEP cannot predict whether or how EPA will act on the state or final federal implementation plan.

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
Navajo
The EPA is expected to issue a proposed rule establishing the BART for Navajo by the end of the year, with a final rule in 2012. SRP, on behalf of the owners, is participating in an EPA-sanctioned stakeholder process designed to determine the BART for Navajo. If the EPA determines that SCR is required at Navajo, the capital cost impact to TEP is estimated to be $42 million. In addition, the installation of SCR at Navajo could increase the plant’s particulate emissions, necessitating the installation of baghouses. If the installation of baghouses is necessary at Navajo, TEP’s estimated share of capital expenditures is approximately $43 million. The exact level and cost of required pollution controls will not be known until final determinations are made by the regulatory agencies. TEP anticipates that if the EPA finalizes a BART rule for Navajo that requires SCR, the owners would have five years to achieve compliance.
Coal Combustion Residuals
In June 2010, the EPA published its proposed regulations governing the handling and disposal of coal ash and other coal combustion residuals (CCRs). The EPA has proposed regulating CCRs as either non-hazardous solid waste or hazardous waste. The hazardous waste alternative would require additional capital investments and operational costs associated with storage and handling at plants and transportation to the disposal locations. Both the hazardous waste and non-hazardous solid waste alternatives would require liners for new ash landfills or expansions to existing ash landfills. The rules will apply to CCRs produced by all of TEP’s coal-fired generating assets except San Juan, which is subject to separate regulations.
The EPA has not yet indicated a preference for an alternative. Each option would allow CCRs to be beneficially reused or recycled as components of other products. We do not know when the EPA will issue a final rule, including required compliance dates, and cannot predict the outcome of the EPA’s actions. The financial impact of this rulemaking to TEP, if any, cannot be determined at this time.
Ozone National Ambient Air Quality Standard
In January 2010, the EPA issued a proposed rule to reduce the National Ambient Air Quality Standard for ozone. Based on the range of standards proposed, certain counties in which TEP conducts operations could exceed the standard, which ultimately could result in emission reduction requirements for TEP facilities. A final rule is expected by the end of 2011. The financial impact to TEP, if any, cannot be determined at this time.
ITEM 6. — EXHIBITS
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

UNISOURCE ENERGY CORPORATION (Registrant)
Date: August 5, 2011	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

TUCSON ELECTRIC POWER COMPANY (Registrant)
Date: August 5, 2011	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

**10.1		—	UniSource Energy Corporation 2011 Omnibus Stock and Incentive Plan (Form 8-K dated May 10, 2011, File 1-13739 — Exhibit 10.1).

12	(a)	—	Computation of Ratio of Earnings to Fixed Charges — UniSource Energy.

12	(b)	—	Computation of Ratio of Earnings to Fixed Charges — TEP.

15		—	Letter regarding unaudited interim financial information.

31	(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Paul J. Bonavia.

31	(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — UniSource Energy, by Kevin P. Larson.

31	(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Paul J. Bonavia.

31	(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — TEP, by Kevin P. Larson.

*32		—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*101		—
The following materials from UniSource Energy Corporation’s and Tucson Electric Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language):

(a)	UniSource Energy Corporation’s and Tucson Electric Power Company’s (i) Condensed Consolidated Statement of Income, (ii) Condensed Consolidated Statement of Cash Flows, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Statement of Changes in Stockholder’s Equity and Comprehensive Income; and

(b)	Notes to Condensed Consolidated Financial Statements.

*	Not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Previously filed as indicated and incorporated by reference.