Form 10-K
period 2011-12-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2012-02-28
CIK 100122, 941138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification Number

1-13739	UNISOURCE ENERGY CORPORATION (An Arizona Corporation) 88 E. Broadway Boulevard Tucson, AZ 85701 (520) 571-4000	86-0786732

1-5924	TUCSON ELECTRIC POWER COMPANY (An Arizona Corporation) 88 E. Broadway Boulevard Tucson, AZ 85701 (520) 571-4000	86-0062700

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered

UniSource Energy Corporation	Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered

Tucson Electric Power Company	Common Stock, without par value	N/A

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

UniSource Energy Corporation	Yes ☒	No ☐
Tucson Electric Power Company	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (Exchange Act).

UniSource Energy Corporation	Yes ☐	No ☒
Tucson Electric Power Company	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

UniSource Energy Corporation	Yes ☒	No ☐
Tucson Electric Power Company	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

UniSource Energy Corporation	Yes ☒	No ☐
Tucson Electric Power Company	Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

UniSource Energy Corporation	Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐
Smaller Reporting Company ☐

Tucson Electric Power Company	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒
Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UniSource Energy Corporation	Yes ☐	No ☒
Tucson Electric Power Company	Yes ☐	No ☒

The aggregate market value of UniSource Energy Corporation voting Common Stock held by non-affiliates of the registrant was $1,361,485,759 based on the last reported sale price thereof on the consolidated tape on June 30, 2011.

At February 21, 2012, 37,956,169 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding.

At February 21, 2012, 32,139,434 shares of Tucson Electric Power Company’s Common Stock, no par value, were outstanding, all of which were held by UniSource Energy Corporation.

Tucson Electric Power Company meets the conditions set forth in General Instructions (I)(1)(a) and (b) on Form 10-K and is therefore filing this report with the reduced disclosure format.

Documents incorporated by reference: Specified portions of UniSource Energy Corporation’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

DEFINITIONS

The abbreviations and acronyms used in the 2011 Form 10-K are defined below:

1992 Mortgage	TEP’s Indenture of Mortgage and Deed of Trust, dated as of December 1, 1992, to the Bank of New York Mellon, successor trustee, as supplemented
1999 Settlement Agreement	TEP’s Settlement Agreement approved by the ACC in November 1999 that provided for electric retail competition and transition asset recovery
2008 TEP Rate Order	A rate order issued by the ACC resulting in a new retail rate structure for TEP, effective December 1, 2008
ACC	Arizona Corporation Commission
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company
ARO	Asset Retirement Obligation
BART	Best Available Retrofit Technology
Base O&M	A non-GAAP financial measure that represents the fundamental level of operating and maintenance expense related to our business
Base Rates	The portion of TEP’s and UNS Electric’s Retail Rates attributed to generation, transmission, distribution costs and customer charge; and UNSGas’ delivery costs and customer charge
BMGS	Black Mountain Generating Station
Btu	British thermal unit(s)
CCRs	Coal combustion residuals
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract; measured in MWs
CO2	Carbon dioxide
Common Stock	UniSource Energy’s common stock, without par value
Company or UniSource Energy	UniSource Energy Corporation
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures
DSM	Demand side management
EE Standards	Electric and Gas Energy Efficiency Standards
Emission Allowance(s)	An allowance issued by the Environmental Protection Agency which permits emission of one ton of sulfur dioxide or one ton of nitrogenoxide; allowances can be bought and sold
Energy	The amount of power produced over a given period of time; measured in MWh
EPA	The Environmental Protection Agency
EL Paso	El Paso Electric Company
EPNG	El Paso Natural Gas Company
ESP	Energy Service Provider
Express Line	A dedicated 345-kV transmission line from Springerville Unit 2 to TEP’s retail service area
FERC	Federal Energy Regulatory Commission
Fixed CTC	Competition Transition Charge that was included in TEP’s retail rate for the purpose of recovering TEP’s TRA; approximately $58 million is being credited to customers through the PPFAC
Four Corners	Four Corners Generating Station
GAAP	Generally Accepted Accounting Principles
Gas EE Standards	Gas Utility Energy Efficiency Standards
GHG	Greenhouse gases
GWh	Gigawatt-hour(s)
Haddington	Haddington Energy Partners II, LP, a limited partnership that funds energy-related investments
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65

IDBs	Industrial development revenue or pollution control revenue bonds
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
kV	Kilovolt(s)
LIBOR	London Interbank Offered Rate
Long-Term Wholesale Margin Revenues	A non-GAAP measure that demonstrates the underlying profitability of TEP’s long-term wholesale sales contracts
Luna	Luna Energy Facility
Mark-to-Market Adjustments

Forward energy sales and purchase contracts that are considered to be derivatives and are adjusted monthly by recording unrealized gains and losses to reflect the market prices at the end of each month

Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy
MMBtu	Million British Thermal Units
Mortgage Bonds	Bonds issued under the 1992 Mortgage
MW	Megawatt(s)
MWh	Megawatt-hour(s)
Navajo	Navajo Generating Station
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxide
NTUA	Navajo Tribal Utility Authority
O&M	Operations and Maintenance Expense
PGA	Purchased Gas Adjuster, a retail rate mechanism designed to recover the cost of gas purchased for retail gas customers
Pima Authority	The Industrial Development Authority of the County of Pima
PNM	Public Service Company of New Mexico
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PV	Photovoltaic
RES	Renewable Energy Standard and Tariff
Reimbursement Agreement	Reimbursement Agreement dated as of December 14, 2010 among TEP as borrower and a group of financial institutions
Retail Margin Revenues	A non-GAAP financial measure that demonstrates the underlying revenue trend and performance of our core utility businesses.
Retail Rates	Rates designed to allow a regulated utility an opportunity to recover its reasonable operating and capital costs and earn a return on its utility plant in service
Rules	Retail Electric Competition Rules
Sabinas	Carboelectrica Sabinas, S. de R.L. de C.V., a Mexican limited liability company; prior to June 2009, Millennium owned 50% of Sabinas
San Carlos	San Carlos Resources Inc., a wholly-owned subsidiary of TEP
San Juan	San Juan Generating Station
SERP	Supplemental Executive Retirement Plan
SCR	Selective catalytic reduction
SES	Southwest Energy Solutions, a wholly-owned subsidiary of Millennium
SO2	Sulfur dioxide
Springerville	Springerville Generating Station
Springerville Coal Handling Facilities Leases	Leveraged lease arrangements relating to the coal handling facilities serving Springerville
Springerville Common Facilities	Facilities at Springerville used in common with Springerville Unit 1 and Springerville Unit 2
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities.
Springerville Unit 1	Unit 1 of the Springerville Generating Station
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities

v

Springerville Unit 2	Unit 2 of the Springerville Generating Station
Springerville Unit 3	Unit 3 of the Springerville Generating Station
Springerville Unit 4	Unit 4 of the Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station (formerly known as the Irvington Generating Station)
Sundt Lease	The leveraged lease arrangement relating to Sundt Unit 4
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station
SWG	Southwest Gas Corporation
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy
TEP Credit Agreement	Second Amended and Restated Credit Agreement between TEP and a syndicate of Banks, dated as of November 9, 2010 (as amended)
TEP Letter of Credit Facility	Letter of credit facility under the TEP Credit Agreement
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement
Therm	A unit of heating value equivalent to 100,000 British thermal units (Btu)
TRA	Transition Recovery Asset, a $450 million regulatory asset established in TEP’s 1999 Settlement Agreement that was fully recovered in May 2008
Transwestern	Transwestern Pipeline Company
Tri-State	Tri-State Generation and Transmission Association
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy, which engages in developing generation resources and other project development services and related activities
UES

UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies (UNS Gas and UNS Electric) which acquired the Citizens Arizona gas and electric utility assets in 2003

UniSource Credit Agreement	Second Amended and Restated Credit Agreement between UniSource Energy and a syndicate of banks, dated as of November 9, 2010 (as amended)
UniSource Energy	UniSource Energy Corporation
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES
UNS Electric Term Loan	Four-year $30 million term loan agreement dated as of August 10, 2011.
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES
UNS Gas/UNS Electric Revolver

Revolving credit facility under the Second Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, and UES as guarantor, and a syndicate of banks, dated as of November 9, 2010 (as amended)

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

This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. You should read forward-looking statements together with the cautionary statements and important factors included elsewhere in this Form 10-K. (See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements). Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements are not statements of historical facts. Forward-looking statements may be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s expectations, beliefs or projections will be achieved or accomplished. In addition, UniSource Energy and TEP disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 1.	– BUSINESS

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

Other subsidiaries include UED, which developed the Black Mountain Generating Station (BMGS) in northwestern Arizona in 2008. The facility, which includes two natural gas-fired combustion turbines, initially provided energy to UNS Electric through a power sales agreement. In July 2011, UNS Electric purchased BMGS from UED, leaving UED with no significant remaining assets. This transaction did not impact UniSource Energy’s consolidated financial statements.

Millennium has existing investments in unregulated businesses that represented less than 1% of UniSource Energy’s total assets as of December 31, 2011. We have no new investments planned for Millennium. Southwest Energy Solutions (SES) is a subsidiary of Millennium that provides supplemental labor and meter reading services to TEP, UNS Gas, and UNS Electric.

UniSource Energy was incorporated in the state of Arizona in 1995 and obtained regulatory approval to form a holding company in 1997. TEP and UniSource Energy exchanged shares of stock in 1998, making TEP a subsidiary of UniSource Energy.

BUSINESS SEGMENT CONTRIBUTIONS

The table below shows the contributions to our consolidated after-tax earnings by our three business segments.

	September 30,	September 30,	September 30,
	2011	2010	2009
	-Millions of Dollars-
TEP	$85	$108	$91
UNS Gas	10	9	7
UNS Electric	18	15	11
Other (1)	(3)	(19)	(3)

Consolidated Net Income	$110	$113	$106

(1)	Includes: UniSource Energy parent company expenses; interest expense (net of tax) on UniSource Energy Convertible Senior Notes and on the UniSource Credit Agreement; Millennium; and UED.

See Note 3 for additional financial information regarding our business segments.

References in this report to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.

Rates and Regulation of TEP, UNS Gas and UNS Electric

The Arizona Corporation Commission (ACC) regulates portions of TEP, UNS Gas and UNS Electric’s utility accounting practices and energy rates. The ACC has authority over rates charged to retail customers, the issuance of securities, and transactions with affiliated parties. Our regulated utility Retail Rates for retail electric and natural gas service are determined on a “cost of service” basis. Retail Rates are designed to provide, after recovery of allowable operating expenses, an opportunity for our utility businesses to earn a reasonable return on rate base. Rate base is generally determined by reference to the original cost (net of depreciation) of utility plant in service to the extent deemed used and useful, and to various adjustments for deferred taxes and other items plus a working capital component. Over time, additions to utility plant in service increase rate base while depreciation and retirements of utility plant reduce rate base.

Retail Rates charged by TEP, UNS Gas and UNS Electric also include pass-through mechanisms that allow each utility to recover the actual costs of its fuel, transmission, and energy purchases.

The Federal Energy Regulatory Commission (FERC) regulates the terms and prices of transmission services and wholesale electricity sales, wholesale transport and purchases of natural gas and portions of our accounting practices. TEP and UNS Electric have FERC tariffs to sell power at market-based rates.

TEP

TEP was incorporated in the State of Arizona in 1963. TEP is the principal operating subsidiary of UniSource Energy. In 2011, TEP’s electric utility operations contributed 77% of UniSource Energy’s operating revenues and comprised 82% of its assets.

SERVICE AREA AND CUSTOMERS

TEP is a vertically integrated utility that provides regulated electric service to approximately 404,000 retail customers in southeastern Arizona. TEP’s service territory covers 1,155 square miles and includes a population of approximately one million people in the greater Tucson metropolitan area in Pima County, as well as parts of Cochise County. TEP also sells electricity to other utilities and power marketing entities in the western United States.

Retail Customers

TEP provides electric utility service to a diverse group of residential, commercial, industrial, and public sector customers. Major industries served include copper mining, cement manufacturing, defense, health care, education, military bases and other governmental entities. TEP’s retail sales are influenced by several factors, including economic conditions, seasonal weather patterns, demand side management (DSM) initiatives and increasing use of energy efficient products, and opportunities for customers to generate their own electricity.

Customer Base

The table below shows the percentage distribution of TEP’s energy sales by major customer class over the last three years. Over the next several years, the retail energy consumption by customer class is expected to be similar to the historical distribution.

	September 30,	September 30,	September 30,
	2011	2010	2009
Residential	42%	42%	42%
Commercial	21%	21%	21%
Non-mining Industrial	23%	23%	23%
Mining	11%	12%	11%
Public Authority	3%	2%	3%

Local, regional, and national economic factors can impact the growth in the number of customers in TEP’s service territory. In 2009, 2010 and 2011, TEP’s average number of retail customers increased by less than 1% per year.

Two of TEP’s largest retail customers are in the copper mining industry. TEP’s kilowatt-hour (kWh) sales to mining customers depend on a variety of factors including the market price of copper, the Retail Rate paid by mining customers, and the mines’ potential development of their own electric generation resources. TEP’s kWh sales to mining customers increased by 0.3% in 2011 and 1.4% in 2010 as a result of increased production due to high copper prices.

We expect the number of TEP’s retail customers to increase at a rate of approximately 0.5% in 2012 and approximately 0.9% in 2013.

Sales Volumes

Weak economic conditions and the implementation of energy efficiency programs have had a negative impact on electricity sales. In 2009 and 2010, TEP’s retail kWh sales declined by 1.4% and 0.8%, respectively. In 2011, TEP’s retail kWh sales were 0.4% above 2010 due in part to a 0.3% increase in the average number of retail customers. In 2012, we expect kWh sales to TEP’s retail customers to be near the same level as 2011.

Energy Service Providers

Although the ACC’s Retail Electric Competition Rules contemplated that TEP’s retail customers may be eligible to choose an alternative energy service provider (ESP), portions of those Rules have been invalidated by the Arizona courts and there are no ESPs currently authorized to provide alternative retail electric service to TEP’s customers. See Rates and Regulation, below for more information regarding the status of retail competition in Arizona.

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

Long-Term Sales

Long-term wholesale sales contracts cover periods of more than one year. TEP typically uses its own generation to serve the requirements of its long-term wholesale customers. TEP currently has long-term contracts with three entities to sell energy:

•

From January 1, 2012 through the end of the contract in May 2016, SRP is required to purchase 500,000 MWh of on-peak energy per year. TEP does not receive a demand charge and the price of energy is based on a discount to the Palo Verde Market Index. Prior to June 1, 2011, TEP received an annual demand charge of approximately $22 million.

•

Navajo Tribal Utility Authority (NTUA) expires in December 2015. TEP serves the portion of NTUA’s load that is not served by the authority’s allocation of federal hydroelectric power. Over the last three years, sales to NTUA averaged 225,000 MWh per year. Since 2010, the price of 50% of the MWh sales to NTUA from June to September has been based on the Palo Verde Market Index. In 2011, approximately 12% of the total energy sold to NTUA was priced based on the Palo Verde Market Index. The remaining power sales occur at a fixed price under TEP’s contract with NTUA.

•	Tohono O’odham Utility Authority—2 MW, expires in 2014.

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

See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Results of Operations, for additional discussion of TEP’s wholesale marketing activities.

GENERATING AND OTHER RESOURCES

At December 31, 2011, TEP owned or leased 2,262 MW of net generating capability, as set forth in the following table:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					Net
	Unit		Date	Fuel	Capability	Operating	TEP’s Share
Generating Source	No.	Location	In Service	Type	MW	Agent	%	MW
Springerville Station(1)	1	Springerville, AZ	1985	Coal	401	TEP	100.0	401
Springerville Station	2	Springerville, AZ	1990	Coal	403	TEP	100.0	403
San Juan Station	1	Farmington, NM	1976	Coal	340	PNM	50.0	170
San Juan Station	2	Farmington, NM	1973	Coal	340	PNM	50.0	170
Navajo Station	1	Page, AZ	1974	Coal	750	SRP	7.5	56
Navajo Station	2	Page, AZ	1975	Coal	750	SRP	7.5	56
Navajo Station	3	Page, AZ	1976	Coal	750	SRP	7.5	56
Four Corners Station	4	Farmington, NM	1969	Coal	784	APS	7.0	55
Four Corners Station	5	Farmington, NM	1970	Coal	784	APS	7.0	55
Luna Energy Facility	1	Deming, NM	2006	Gas	555	PNM	33.3	185
Sundt Station	1	Tucson, AZ	1958	Gas/Oil	81	TEP	100.0	81
Sundt Station	2	Tucson, AZ	1960	Gas/Oil	81	TEP	100.0	81
Sundt Station	3	Tucson, AZ	1962	Gas/Oil	104	TEP	100.0	104
Sundt Station	4	Tucson, AZ	1967	Coal/Gas	156	TEP	100.0	156
Sundt Internal Combustion Turbines		Tucson, AZ	1972-1973	Gas/Oil	50	TEP	100.0	50
DeMoss Petrie		Tucson, AZ	1972	Gas/Oil	75	TEP	100.0	75
North Loop		Tucson, AZ	2001	Gas	95	TEP	100.0	95
Springerville Solar Station		Springerville, AZ	2002-2010	Solar	6	TEP	100.0	6
Community Solar Projects		Tucson, AZ	2010	Solar	7	TEP	100.0	7

Total TEP Capacity (2)								2,262

(1)	Leased asset as of December 31, 2011.

(2)

Excludes 1,009 MW of additional resources, which consist of certain capacity purchases and interruptible retail load. At December 31, 2011, total owned capacity was 1,861 MW and leased capacity was 401 MW.

Springerville Generating Station

Springerville Unit 1 is leased by TEP and Unit 2 is owned by San Carlos, a wholly-owned subsidiary of TEP. TEP’s other interests in the Springerville Generating Station include the Springerville Coal Handling Facilities and the Springerville Common Facilities.

The terms of the Springerville Unit 1 Leases, which include a 50% interest in the Springerville Common Facilities, expire in 2015 but have optional fair market value renewal and purchase provisions. In 1985, TEP sold and leased back the remaining 50% interest in the Springerville Common Facilities.

In December 2011, TEP and the owner participants of the Springerville Unit 1 Leases completed a formal appraisal procedure to determine the fair market value purchase price. The formal appraisal process was completed in accordance with the Springerville Unit 1 lease agreements. The purchase price was determined to be $478 per kW of capacity. TEP has until September 2013 to give notice that it will exercise its purchase option, with the purchase occurring in January 2015. TEP can choose to exercise this option to purchase any or all of the lease interests not currently owned by TEP; TEP currently owns a 14% undivided interest in Springerville Unit 1. If TEP chooses to purchase all of the remaining interests in Springerville Unit 1 from the owner participants, the aggregate purchase price would be $159 million.

The Springerville Common Facilities Leases, which expire in 2017 and 2021, have optional fair market value renewal options as well as a fixed-price purchase provision. The fixed prices to acquire the leased interests in the Springerville Common Facilities are $38 million in 2017 and $68 million in 2021.

In 1984, TEP sold and leased back the Springerville Coal Handling Facilities. Since entering the lease, TEP purchased a 13% ownership interest in the Springerville Coal Handling Facilities. The terms of the Springerville Coal Handling Facilities Leases expire in 2015 but have optional fixed-rate renewal options if certain conditions are satisfied as well as a fixed-price purchase provision of $120 million.

See Note 6 and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Liquidity and Capital Resources, Contractual Obligations, for more information regarding the Springerville leases.

Sundt Generating Station

The Sundt Generating Station and the internal combustion turbines located in Tucson are designated as “must-run generation” facilities. Must-run generation units are required to run in certain circumstances to maintain distribution system reliability and to meet local load requirements.

In 2010, TEP purchased 100% of the equity interest in the Sundt Unit 4 lease for approximately $51 million, redeemed the outstanding Sundt Unit 4 lease debt of $5 million, and terminated the lease agreement.

Renewable Energy Resources

Owned Resources

As of December 31, 2011, TEP’s owned photovoltaic (PV) solar generating capacity totaled 13 MW. The Springerville Generating Station solar system, which is located near TEP’s Springerville coal-fired facility in eastern Arizona, includes 43,380 PV modules, with a total capacity of 6 MW. TEP’s remaining 7 MW of PV solar generating capacity is located in the city of Tucson.

Power Purchase Agreements

In order to meet the ACC’s renewable energy requirements, TEP has power purchase agreements (PPAs) for 130 MW of capacity from solar resources, 50 MW of capacity from wind resources and 2 MW of capacity from a landfill gas generation plant. As of December 31, 2011, approximately 2 MW of contracted solar resources and 50 MW of contracted wind resources were operational. The remaining resources are expected to be developed over the next several years. The solar PPAs contain options that would allow TEP to purchase all or part of the related project at a future period. See Rates and Regulation, Renewable Energy Standard and Tariff below for more information.

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

TEP typically uses generation from its gas-fired units, supplemented by purchased power, to meet the summer peak demands of its retail customers. Some of these PPAs are price-indexed to natural gas prices. Due to its increasing seasonal gas and purchased power usage, TEP hedges a portion of its total natural gas exposure with fixed price contracts for a maximum of three years. TEP also purchases energy in the daily and hourly markets to meet higher than anticipated demands, to cover unplanned generation outages, or when doing so is more economical than generating its own energy.

TEP is a member of a regional reserve-sharing organization and has reliability and power sharing relationships with other utilities. These relationships allow TEP to call upon other utilities during emergencies, such as plant outages and system disturbances, and reduce the amount of reserves TEP is required to carry.

As a result of the Energy Policy Act of 2005, owners and operators of bulk power transmission systems, including TEP, are subject to mandatory reliability standards that are developed and enforced by the North American Electric Reliability Corporation (NERC) and subject to the oversight of the FERC. TEP periodically reviews its operating policies and procedures to ensure continued compliance with these standards.

Springerville Units 3 and 4

Springerville Units 3 and 4 are each approximately 400 MW coal-fired generating facilities that are operated, but not owned by TEP. These facilities are located at the same site as TEP’s Springerville Units 1 and 2. The owners of Units 3 and 4 compensate TEP for operating the facilities and pay an allocated portion of the fixed costs related to the Springerville Common Facilities and Coal Handling Facilities. See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Results of Operations, Springerville Units 3 and 4.

Peak Demand and Resources

	September 30,	September 30,	September 30,	September 30,	September 30,
Peak Demand	2011	2010	2009	2008	2007
			-MW-
Retail Customers	2,334	2,333	2,354	2,376	2,386
Firm Sales to Other Utilities	322	340	385	394	369

Coincident Peak Demand (A)	2,656	2,673	2,739	2,770	2,755

Total Generating Resources	2,262	2,245	2,229	2,204	2,204
Other Resources (1)	1,009	799	781	966	785

Total TEP Resources (B)	3,271	3,044	3,010	3,170	2,989

Total Margin (B) – (A)	615	371	271	400	234
Reserve Margin (% of Coincident Peak Demand)	23%	14%	10%	14%	8%

(1)	Other Resources include firm power purchases and interruptible retail and wholesale loads. Additional firm power purchases were made in 2009 and 2010 to displace more expensive owned gas generation.

Peak demand occurs during the summer months due to the cooling requirements of TEP’s retail customers. Retail peak demand varies from year-to-year due to weather, economic conditions and other factors. TEP’s retail peak demand declined from 2008 to 2010 due primarily to weak economic conditions and the implementation of energy efficiency programs.

The chart above shows the relationship over a five-year period between TEP’s peak demand and its energy resources. TEP’s total margin is the difference between total energy resources and coincident peak demand, and the reserve margin is the ratio of margin to coincident peak demand. TEP’s reserve margin in 2011 was in compliance with reliability criteria set forth by the Western Electricity Coordinating Council, a regional council of NERC.

Forecasted retail peak demand for 2012 is 2,269 MW, compared with actual peak demand of 2,334 MW in 2011 when cooling degree days exceeded the ten-year average by 4%. TEP’s 2012 estimated retail peak demand is based on normal weather patterns. TEP believes existing generation capacity and power purchase agreements are sufficient to meet expected demand in 2012.

Future Generating Resources

TEP will add generating resources and/or import capability to meet forecasted retail and firm wholesale load. TEP anticipates that additional import capacity and/or additional local peaking resources of 75 to 150 MW may be required by 2018. TEP expects to add approximately 5 MW of new solar PV resources in 2012.

FUEL SUPPLY

Fuel Summary

Fuel cost and usage information is provided below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Average Cost per MMBtu			Percentage of Total Btu
	Consumed			Consumed
	2011	2010	2009	2011	2010	2009
Coal	$2.42	$2.23	$2.11	92%	90%	90%
Gas	$5.20	$4.69	$4.51	8%	10%	10%
All Fuels	$2.65	$2.47	$2.34	100%	100%	100%

Coal

TEP’s principal fuel for electric generation is low-sulfur, bituminous or sub-bituminous coal from mines in Arizona, New Mexico and Colorado. More than 90% of TEP’s coal supply is purchased under long-term contracts, which results in more predictable prices. The average cost per ton of coal, including transportation, for 2011, 2010 and 2009 was $46.64, $41.99, and $39.81, respectively.

	September 30,	September 30,	September 30,	September 30,	September 30,
Station	Coal Supplier	2011 Coal Consumption (tons in 000’s)	Contract Expiration	Avg. Sulfur Content	Coal Obtained From (A)
Springerville	Peabody Coalsales	3,123	2020	0.9%	Lee Ranch Coal Co.
Four Corners	BHP Billiton	387	2016	0.8%	Navajo Indian Tribe
San Juan	San Juan Coal Co.	1,217	2017	0.8%	Federal and State Agencies
Navajo	Peabody Coalsales	529	2019	0.4%	Navajo and Hopi Indian Tribes
Sundt	Peabody Coalsales	265	2012	0.5%	Twentymile Mine

(A)	Substantially all of the suppliers’ mining leases extend at least as long as coal is being mined in economic quantities.

TEP Operated Generating Facilities

TEP is the operator, and sole owner (or lessee), of the Springerville Units 1 and 2 and Sundt Unit 4. The coal supplies for Springerville Units 1 and 2 are transported approximately 200 miles by railroad from northwestern New Mexico. TEP expects coal reserves to be sufficient to supply the estimated requirements for Springerville Units 1 and 2 for their presently estimated remaining lives.

The coal supplies for Sundt are transported approximately 1,300 miles by railroad from Colorado. Prior to 2010, Sundt Unit 4 was predominantly fueled by coal; however, the generating station also can be operated with natural gas. Both fuels are combined with methane, a renewable energy resource, piped in from a nearby landfill. Since 2010, TEP has fueled Sundt Unit 4 with both coal and natural gas depending on which resource is most economic. In 2012, TEP expects to fuel Sundt Unit 4 with natural gas. See Note 4 for more information.

Generating Facilities Operated by Others

TEP also participates in jointly-owned coal-fired generating facilities at the Four Corners Generating Station (Four Corners), the Navajo Generating Station (Navajo) and the San Juan Generating Station (San Juan). Four Corners, which is operated by Arizona Public Service (APS), and San Juan, which is operated by PNM, are mine-mouth generating stations located adjacent to the coal reserves. Navajo, which is operated by SRP, obtains its coal supply from a nearby coal mine and a dedicated rail delivery system. The coal supplies are under long-term contracts administered by the operating agents. TEP expects coal reserves available to these three jointly-owned generating facilities to be sufficient for the remaining presently estimated lives of the stations.

Natural Gas Supply

TEP typically uses generation from its facilities fueled by natural gas, in addition to energy from its coal-fired facilities and purchased power, to meet the summer peak demands of its retail customers and local reliability needs. TEP purchases gas from Southwest Gas Corporation under a retail tariff for North Loop’s 95 MWs of internal combustion turbines and receives distribution service under a transportation agreement for DeMoss Petrie, a 75 MW internal combustion turbine. TEP purchases capacity from El Paso Natural Gas Company (EPNG) for transportation from the San Juan and Permian Basins to its Sundt plant under a contract that expires in April 2013, with right-of-first-refusal for continuation thereafter. TEP also buys gas from third-party suppliers for Sundt and DeMoss Petrie.

TEP purchases gas transportation for Luna from EPNG from the Permian Basin to the plant site under an agreement effective through January 2017, with right-of-first-refusal for continuation thereafter. TEP purchases gas for its share of Luna from various suppliers in the Permian Basin region.

TRANSMISSION ACCESS

TEP has transmission access and power transaction arrangements with over 120 electric systems or suppliers. TEP also has various ongoing projects that are designed to increase access to the regional wholesale energy market and improve the reliability, capacity and efficiency of its existing transmission and distribution systems.

TEP is participating in the continuation of the 500 kV transmission line from the Pinal West substation to the Pinal Central substation. TEP is also in the process of obtaining permits to build a 40-mile 500-kV transmission line from the Pinal Central substation to the Tortolita substation northwest of Tucson to further enhance its ability to access the region’s energy resources. TEP expects the transmission lines to be in service in 2014. As a result of these high-voltage transmission additions, TEP anticipates that its ability to import energy into its service territory should increase by at least 250 MW.

Tucson to Nogales Transmission Line

TEP and UNS Electric are parties to a project development agreement initiated in 2000 for the joint construction of a 60-mile 345kV transmission line from Tucson to Nogales, Arizona. The project development agreement was initiated in response to an order by the ACC to improve reliability to UNS Electric’s retail customers in Nogales and surrounding Santa Cruz County by building a second transmission line to Nogales. TEP received approval from the ACC for construction along a specific route in 2002. However, due to an impasse with the US Forest Service, UNS Electric has taken alternative steps towards improving service reliability in the area.

As of December 31, 2011, TEP had capitalized $11 million related to the project, including $2 million of land and land rights. If TEP does not receive the required approvals or abandons the project, TEP believes that cost recovery is probable for prudent and reasonably incurred costs related to the project as a consequence of the ACC’s requirement for a second transmission line serving Santa Cruz County.

RATES AND REGULATION

Purchased Power and Fuel Adjustment Clause

The PPFAC allows TEP to recover its fuel, transmission, and purchased power costs, including demand charges, and the prudent costs of contracts for hedging fuel and purchased power costs from its retail customers. The PPFAC consists of a forward component and a true-up component.

•	The forward component is updated on April 1 of each year. The forward component is based on the forecasted fuel and purchased power costs for the 12-month period from April 1 to March 31 of the following year, less the base fuel, transmission, and purchased power costs embedded in Base Rates.

•	The true-up component will reconcile any over/under collected amounts from the preceding 12-month period and will be credited to or recovered from customers in the subsequent year.

•	For the 12 month period ending March 31, 2012, the PPFAC rate of 0.5 cents per kWh includes a forward component charge of 0.1 cents per kWh and the true-up component charge of 0.4 cents per kWh.

As part of the reconciliation of fuel and purchased power costs and PPFAC revenues, TEP credits, among other things, 100% of short-term wholesale revenues against the recoverable costs.

As part of the 2008 Rate Order, TEP was required to credit $58 million of previously collected revenues to customers through the PPFAC. As a result, the PPFAC charge has been zero since it became effective in January 2009. As of November 2011, the $58 million was fully refunded to customers and TEP began deferring the PPFAC eligible costs until a new PPFAC rate is approved by the ACC.

In February 2012, TEP filed its annual PPFAC update report with the ACC. TEP is requesting an increase in the total PPFAC rate from approximately 0.5 cents per kWh to 0.8 cents per kWh. The proposed PPFAC rate includes a forward component charge of approximately 0.3 cents per kWh and a true-up component charge of approximately 0.5 cents per kWh. TEP’s proposed PPFAC rate, including the forward component, is expected to collect approximately $77 million of under-collected fuel and purchased power costs. If the ACC approves TEP’s PPFAC filing, it is anticipated that the new PPFAC rate would be implemented on April 1, 2012.

Base Rate Increase Moratorium

TEP’s Base Rates are frozen through December 31, 2012. TEP is prohibited from submitting an application for new Base Rates before June 30, 2012. The test year to be used in TEP’s next Base Rate application must conclude no earlier than December 31, 2011.

Notwithstanding the Base Rate increase moratorium, Base Rates and adjustor mechanisms may be changed in emergency conditions beyond TEP’s control if the ACC concludes such changes are required to protect the public interest. The moratorium does not preclude TEP from seeking rate relief in the event of the imposition of a federal carbon tax or related regulations.

Renewable Energy Standard and Tariff

The ACC’s Renewable Energy Standard and Tariff (RES) requires TEP, UNS Electric and other affected utilities to increase their use of renewable energy each year until it represents at least 15% of their total annual retail energy requirements in 2025. Affected utilities must file annual RES implementation plans for review and approval by the ACC. The approved cost of carrying out those plans is recovered from retail customers through the RES surcharge. Any RES surcharge collections above or below the costs incurred to implement the plans are deferred and reflected in TEP’s financial statements as a regulatory asset or liability.

In 2011, TEP spent $34 million on its 2011 RES implementation and met the 2011 renewable energy target of 3%. TEP expects to collect $30 million in surcharges from retail customers in 2012 to implement its RES plan and expects to meet the 2012 renewable energy target of 3.5%.

For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Factors Affecting Results of Operations, Renewable Energy Standard and Tariff.

Electric Energy Efficiency Standards and Decoupling

In August 2010, the ACC approved EE Standards designed to require TEP, UNS Electric and other affected electric utilities to implement cost-effective programs to reduce customers’ energy consumption. In 2011, TEP estimates its programs saved energy equal to 1.4% of its 2010 sales. In 2012, the EE Standards target total kWh savings of 3.0% of 2011 sales. The EE Standards increase annually thereafter up to a targeted cumulative annual reduction in retail kWh sales of 22% by 2020.

In January 2012, TEP filed a modification to its Energy Efficiency Implementation Plan with the ACC. The proposal includes a request for an increase in the performance incentive based on TEP’s ability to meet the EE targets for 2012 and for 2013. TEP’s proposed annual performance incentive for 2012 and 2013 ranges from $6 million to $8 million. TEP expects the ACC to issue a decision on this matter in the first quarter of 2012.

The EE Standards can be met by new and existing DSM programs, direct load control programs and energy efficient building codes. The EE Standards provide for the recovery of costs incurred to implement DSM programs. TEP’s programs and rates charged to customers for such programs are subject to annual approval by the ACC.

Decoupling

In December 2010, the ACC issued a policy statement recognizing the need to adopt rate decoupling or another mechanism to make Arizona’s EE Standards viable. A decoupling mechanism is designed to encourage energy conservation by restructuring utility Retail Rates to separate the recovery of fixed costs from the level of energy consumed. The policy statement allows affected utilities to file rate decoupling proposals in their next general rate case. TEP expects to file its next general rate case on or after June 30, 2012.

Retail Electric Competition Rules

In 1999, the ACC approved the Retail Electric Competition Rules (Rules) that provided a framework for the introduction of retail electric competition in Arizona. Certain portions of the ACC Rules that enabled ESPs to compete in the retail market were invalidated by an Arizona Court of Appeals decision in 2005. In 2008, the ACC opened an administrative proceeding to address the Rules. Unless and until the ACC clarifies the Rules or authorizes alternative ESPs to provide retail electric service, and ESPs offer to provide energy in TEP’s service area, it is not possible for TEP’s retail customers to use alternative ESPs. We cannot predict what changes, if any, the ACC will make to the Rules.

TEP’S UTILITY OPERATING STATISTICS

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2009	2008	2007
Generation and Purchased Power – kWh (000)
Remote Generation	10,005,127	9,077,032	9,134,183	10,438,864	11,001,318
Local Tucson Generation (Oil, Gas & Coal)	906,496	1,492,885	1,131,399	1,016,254	1,065,778
Purchased Power	2,686,918	2,759,912	3,677,925	3,077,619	1,713,125

Total Generation and Purchased Power	13,598,541	13,329,829	13,943,507	14,532,737	13,780,221
Less Losses and Company Use	794,171	768,819	780,529	638,302	625,073

Total Energy Sold	12,804,370	12,561,010	13,162,978	13,894,435	13,155,148

Sales – kWh (000)
Residential	3,888,011	3,869,540	3,905,696	3,852,707	4,004,797
Commercial	1,972,526	1,963,469	1,988,356	2,034,453	2,057,982
Industrial	2,145,163	2,138,749	2,160,946	2,263,706	2,341,025
Mining	1,083,071	1,079,327	1,064,830	1,095,962	983,173
Public Authorities	243,336	240,703	250,915	255,817	247,430

Total – Electric Retail Sales	9,332,107	9,291,788	9,370,743	9,502,645	9,634,407
Electric Wholesale Sales	3,472,263	3,269,222	3,792,235	4,391,790	3,520,741

Total Electric Sales	12,804,370	12,561,010	13,162,978	13,894,435	13,155,148

Operating Revenues (000)
Residential	$383,908	$372,212	$377,761	$351,079	$362,967
Commercial	223,621	217,032	219,694	211,639	213,364
Industrial	164,024	159,937	163,720	164,849	168,279
Mining	65,720	62,112	61,033	55,619	48,707
Public Authorities	20,024	19,128	19,865	19,146	18,332
RES and DSM	46,633	37,767	25,443	2,781	—
Other	—	—	—	415	4,822

Total – Electric Retail Sales	903,930	868,188	867,516	805,528	816,471
CTC To Be Refunded	—	—	—	(58,092)	—
Wholesale Revenue- Long-Term	41,056	55,653	48,249	57,493	55,788
Wholesale Revenue- Short-Term	72,798	71,435	84,410	197,754	126,732
California Power Exchange Provision for Wholesale Refunds	—	(2,970)	(4,172)	—	—
Transmission	16,392	20,863	18,974	17,173	14,842
Other Revenues	122,210	112,098	84,361	72,292	56,956

Total Operating Revenues	$1,156,386	$1,125,267	$1,099,338	$1,092,148	$1,070,789

Customers (End of Period)
Residential	367,396	366,217	365,157	363,861	361,945
Commercial	36,203	35,877	35,759	35,432	34,759
Industrial	636	635	629	633	641
Mining	2	2	2	2	2
Public Authorities	62	62	61	61	61

Total Retail Customers	404,299	402,793	401,608	399,989	397,408

Average Retail Revenue per kWh Sold (cents)
Residential	9.9	9.6	9.7	9.1	9.1
Commercial	11.3	11.1	11.0	10.4	10.4
Industrial and Mining	7.1	6.9	7.0	6.6	6.6
Average Retail Revenue per kWh Sold	9.7	9.3	9.3	8.5	8.5

Average Revenue per Residential Customer	$1,047	$1,018	$1,036	$968	$1,009
Average kWh Sales per Residential Customer	10,606	10,579	10,708	10,621	11,129

ENVIRONMENTAL MATTERS

Air and water quality, resource extraction, waste management and land use are regulated by federal, state and local authorities. TEP facilities are in substantial compliance with existing regulations.

Clean Air Act Requirements

TEP generating facilities are subject to Environmental Protection Agency (EPA) limits on the amount of sulfur dioxide (SO2), nitrogen oxide (NOx) and other emissions released into the atmosphere. TEP capitalized $8 million in 2011, $18 million in 2010 and $24 million in 2009 in construction costs to comply with environmental requirements, including TEP’s share of new pollution control equipment installed at San Juan described below. TEP expects to capitalize environmental compliance costs of $7 million in 2012 and $25 million in 2013.

TEP recorded operating expenses of $12 million in 2011, $14 million in 2010 and $13 million in 2009 related to environmental compliance. TEP expects to record $14 million in operating expenses related to environmental compliance in 2012. TEP may incur additional costs to comply with future changes in federal and state environmental laws, regulations and permit requirements at existing electric generating facilities. Compliance with these changes may reduce operating efficiency.

TEP has sufficient Emission Allowances to comply with acid rain SO2 regulations.

EPA Information Request

TEP has submitted its response to the request received in 2010 from the EPA under Section 114 of the Clean Air Act for information regarding projects and operations at the Sundt Generating Station. TEP owns and operates all four units at Sundt. Units 1, 2 and 3 can be operated on either natural gas or diesel oil. Unit 4 can be operated on either natural gas or coal.

The EPA uses information obtained from such requests to determine if additional action is necessary. TEP can neither predict whether the EPA will take further action at Sundt nor project the impact of any such action.

Hazardous Air Pollutant Requirements

The Clean Air Act requires the EPA to develop emission limit standards for hazardous air pollutants that reflect the maximum achievable control technology. In 2009, the EPA entered into a consent order through which it agreed to develop rules establishing standards for the control of emissions of mercury and other hazardous air pollutants from electric generating units. The EPA issued the final rule in December 2011.

Navajo

Based on the EPA’s final standards, mercury and particulate emission control equipment may be required at Navajo by 2015. TEP’s share of the estimated capital cost of this equipment for Navajo is less than $1 million for mercury control and approximately $43 million if the installation of baghouses to control particulates is necessary.

Springerville

Based on the EPA’s final standards, mercury emission control equipment may be required at Springerville by 2015. The estimated capital cost of this equipment for Springerville Units 1 and 2 is approximately $5 million. The annual operating cost associated with the mercury emission control equipment is expected to be approximately $3 million.

San Juan

Current emission controls at San Juan are expected to be adequate to achieve compliance with the EPA’s final standards.

Sundt

TEP does not anticipate the final EPA rule will have a material impact on TEP’s capital expenditures related to Sundt Unit 4.

Four Corners

Based on the EPA’s final standards, mercury emission control equipment may be required at Four Corners by 2015. The estimated capital cost of this equipment is less than $1 million. The annual operating cost associated with the mercury emission control equipment is expected to be less than $1 million.

Climate Change

In 2007, the Supreme Court ruled in Commonwealth of Massachusetts, et al. v. EPA that carbon dioxide (CO2) and other greenhouse gases (GHGs) are air pollutants under the Clean Air Act. In 2009, the EPA issued a final Endangerment Finding stating that GHGs endanger public health and welfare. The EPA issued final GHG regulations for new motor vehicles in 2010, triggering GHG permitting requirements for power plants under the Clean Air Act. As of January 2, 2011, air quality permits for new sources and modifications of existing sources must include an analysis for GHG controls. In the near term, based on our current construction plans, we do not expect the new permitting requirements to impact TEP or UNS Electric.

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

In 2010, New Mexico adopted regulations limiting GHG emissions from power plants and providing for participation in the Western Climate Initiative. Several parties filed petitions to repeal those regulations and the New Mexico Environmental Improvement Board held hearings on the repeal petitions in November and December 2011. In February 2012, the New Mexico Environmental Improvement Board repealed some, but not all, of the GHG regulations and will deliberate on the repeal of the remaining regulations in March 2012. We cannot predict if, or when, the remaining regulations will impact the generating output or cost of operations at San Juan and Luna.

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

San Juan

In August 2011, EPA Region VI issued a Federal Implementation Plan (FIP) establishing new emission limits for NOx, SO2 and sulfuric acid emissions at the San Juan Generating Station. The FIP requires the installation of Selective Catalytic Reduction (SCR) technology with sorbent injection on all four units within five years in order to reduce NOx and control sulfuric acid emissions. San Juan is able to meet the FIP’s SO2 limit with current emissions control equipment. Based on two cost analyses commissioned by PNM, TEP’s share of the cost to install SCR with sorbent injection is estimated to be between $180 and $200 million.

In September 2011, PNM filed a petition to review the Federal Implementation Plan with the 10th Circuit Court of Appeals challenging various aspects of that plan. In addition, PNM filed a request with the EPA to stay the five-year installation timeframe for environmental upgrades ordered by the Federal Implementation Plan until the 10th Circuit considers and rules on the petition to review.

In October 2011, PNM filed a Petition for Reconsideration of the Federal Implementation Plan. PNM also filed a Request to Stay the effective date of the final BART Federal Implementation Plan under the Clean Air Act with the EPA. In November 2011, PNM filed with the 10th Circuit a Motion to Stay the Federal Implementation Plan. WildEarth Guardians, Dine Citizens against Ruining our Environment, National Parks Conservation Association, New Energy Economy, San Juan Citizens Alliance and Sierra Club were granted leave to intervene in PNM’s petition to review in the 10th Circuit. Neither the Petition in the 10th Circuit, nor the Petition for Reconsideration by the EPA delays the implementation timeframe unless a stay is granted. WildEarth Guardians filed a separate appeal against the EPA challenging the five-year, rather than three-year, implementation schedule. PNM was granted leave to intervene in that appeal.

In October 2011, Governor Susana Martinez of New Mexico and the New Mexico Environment Department filed a Petition for Review of the EPA’s final Federal Implementation Plan determination in the 10th Circuit and a Petition for Reconsideration of the rule with the EPA. In November 2011, the New Mexico Governor and Environment Department filed a motion with the 10th Circuit to stay the rule. These appeals and motions are all currently pending.

Four Corners

In February 2011, the EPA supplemented the proposed FIP for the BART determination at Four Corners that it had originally issued in 2010. If approved, the revised plan would require the installation of SCR on Units 4 and 5 by 2018. TEP’s estimated share of the capital costs to install SCR is approximately $35 million.

Navajo

The EPA is expected to issue a proposed rule establishing the BART for Navajo following the consideration of a report by the National Renewable Energy Laboratory (NREL) in partnership with the Department of the Interior and the Department of Energy. The report addresses potential energy, environmental and economic issues related to compliance with the regional haze rule. The report was submitted to the EPA in January 2012. A final BART rule is expected later in 2012. If the EPA determines that SCR is required at Navajo, the capital cost impact to TEP is estimated to be $42 million. In addition, the installation of SCR at Navajo could increase the plant’s particulate emissions, necessitating the installation of baghouses. If baghouses are required, TEP’s estimated share of the capital expenditure for the required baghouses would be approximately $43 million. The cost of required pollution controls will not be known until final determinations are made by the regulatory agencies. TEP anticipates that if the EPA finalizes a BART rule for Navajo that requires SCR, the owners would have five years to achieve compliance.

Coal Combustion Residuals

In 2010, the EPA published its proposed regulations governing the handling and disposal of coal ash and other coal combustion residuals (CCRs). The EPA has proposed regulating CCRs as either non-hazardous solid waste or hazardous waste. The hazardous waste alternative would require additional capital investments and operational costs associated with storage and handling at plants and transportation to the disposal locations. Both the hazardous waste and non-hazardous solid waste alternatives would require liners for new ash landfills or expansions to existing ash landfills. The rules will apply to CCRs produced by all of TEP’s coal-fired generating assets. San Juan may also be subject to separate regulations being drafted by the Office of Surface Mining Reclamation and Enforcement because it disposes of CCRs in surface mine pits.

The EPA has not yet indicated a preference for an alternative. Each option would allow CCRs to be beneficially reused or recycled as components of other products. The EPA has indicated that it will issue a final rule by the end of 2012. The financial impact of this rulemaking to TEP, if any, cannot be determined at this time.

Ozone National Ambient Air Quality Standard

In September 2011, President Obama ordered the EPA to withdraw its reconsideration of the 2008 National Ambient Air Quality Standard for Ozone. The ozone standard is scheduled to be updated in 2013 as required by the Clean Air Act.

UNS GAS

SERVICE TERRITORY AND CUSTOMERS

UNS Gas is a gas distribution company serving approximately 148,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in northern Arizona, as well as Santa Cruz County in southeastern Arizona. These counties comprise approximately 50% of the territory in the state of Arizona, with a population of approximately 700,000. UNS Gas’ customer base is primarily residential. Sales to residential customers provided approximately 60% of total revenues in 2011, while sales to other retail customer classes accounted for about 36% of total revenues.

UNS Gas’ annual retail customer growth rate was less than 1% from 2009 through 2011. In 2012, we expect UNS Gas’ retail customer base to increase by less than 1%.

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

RATES AND REGULATION

2011 UNS Gas Rate Filing

Due to increases in capital and operating costs, UNS Gas filed a general rate case with the ACC in April 2011 requesting higher Base Rates. The proposed Retail Rates include a higher fixed service charge and a decoupling mechanism to assist in recovering the company’s authorized fixed costs under the EE Standards. The table below summarizes UNS Gas’ request.

Test year – 12 months ended Dec. 31, 2010	Initial Request by UNS Gas
Original cost rate base	$184 million
Revenue deficiency	$5.6 million
Total rate increase (over test year revenues)	3.8%
Cost of equity	10.5%
Actual capital structure	51% equity / 49% debt
Weighted average cost of capital	8.7%

In January 2012, the ACC Staff filed testimony recommending a Base Rate increase of $2.7 million as well as a mechanism to enable UNS Gas to recover lost fixed-cost revenues as a result of implementing the ACC’s EE Standards. In February 2012, UNS Gas filed testimony indicating that management is willing to agree with ACC Staff’s recommendations in the context of this rate proceeding. Hearings before an ACC administrative law judge concluded in February 2012. UNS Gas expects the ACC to issue a final order in the second quarter of 2012. If the proposed Base Rate increase is approved, UNS Gas indicated that it would file a proposal with the ACC requesting to return the over-collected PGA bank balance to customers. See Purchased Gas Adjustor (PGA), below, for more information.

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

The PGA mechanism has two components, the PGA factor and the PGA surcharge or surcredit. The PGA factor is a mechanism that calculates the twelve-month rolling weighted average gas cost and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a 12-month period. The annual cap on the maximum increase in the PGA factor is $0.15 per therm in a 12-month period.

At any time UNS Gas’ PGA balancing account, called the PGA bank balance, is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC. When the PGA bank balance reaches an over-collected balance of $10 million on a billed-to-customers basis, UNS Gas is required to make a filing with the ACC to determine how the over-collected balance should be returned to customers. On December 31, 2011, the PGA bank balance was over-collected by $8 million on a billed-to-customers basis.

Gas Utility Energy Efficiency Standards and Decoupling

In August 2010, the ACC approved new Gas Utility Energy Efficiency Standards (Gas EE Standards) designed to require UNS Gas and other affected utilities to implement cost-effective DSM programs. In 2011, the Gas EE Standards targeted total retail therm savings equal to 0.5% of 2010 sales; UNS Gas estimates its total savings in 2011 were 0.25%. Targeted savings increase annually in subsequent years until they reach a cumulative annual reduction in retail therm sales of 6% by 2020.

The Gas EE Standards can be met by: new and existing DSM programs, renewable energy technology that displaces gas, and by a portion of energy efficient building codes. The Gas EE Standards provide for the recovery of costs incurred to implement DSM programs. UNS Gas’ DSM programs and Retail Rates charged to customers for these programs are subject to ACC approval.

In December 2010, the ACC approved a policy statement recognizing the need to adopt rate decoupling or another mechanism to make Arizona’s Gas EE Standards viable. For more information about decoupling, see TEP, Rates and Regulation, Electric Energy Efficiency Standards and Decoupling, above.

ENVIRONMENTAL MATTERS

UNS Gas is subject to environmental regulation of air and water quality, resource extraction, waste disposal and land use by federal, state and local authorities. UNS Gas’ facilities are in substantial compliance with existing regulations. See Item. 1 – Business, TEP, Environmental Matters, for more information.

UNS ELECTRIC

SERVICE TERRITORY AND CUSTOMERS

UNS Electric is a vertically integrated electric utility company serving approximately 91,000 retail customers in Mohave and Santa Cruz counties. These counties have a combined population of approximately 240,000. The average number of retail customers grew by less than 1% in 2009, 2010 and 2011. We estimate that UNS Electric’s retail customer base will increase by less than 1% in 2012. UNS Electric’s customer base is primarily residential, with some small commercial and both light and heavy industrial customers. Peak demand for 2011 was 438 MW.

POWER SUPPLY AND TRANSMISSION

Purchased Energy

UNS Electric relies on a portfolio of long, intermediate and short-term purchases to meet customer load requirements.

Generating Resources

UNS Electric owns and operates Black Mountain Generating Station (BMGS), a 90 MW gas-fired facility located near Kingman, Arizona. In July 2011, UNS Electric purchased BMGS from UED. UNS Gas purchases and transports natural gas to BMGS for UNS Electric under long-term natural gas transportation and sales agreements. See Rates and Regulation, 2010 UNS Electric Rate Order, below for more information.

UNS Electric also owns and operates the Valencia Power Plant (Valencia), located in Nogales, Arizona. Valencia consists of four gas and diesel-fueled combustion turbine units and provides approximately 62 MW of peaking resources. The facility is directly interconnected with the distribution system serving the city of Nogales and the surrounding areas.

Renewable Energy Resources

UNS Electric has agreed to purchase the output of a combined wind farm and solar generating facility located near Kingman. The above-market cost of energy purchased through the 20-year PPA will be recovered through the RES surcharge. For more information see Rates and Regulation, Renewable Energy Standard and Tariff below.

Future Generating Resources

UNS Electric invested $5 million in 2011 in company-owned solar PV capacity and expects to invest approximately $5 million annually from 2012 through 2014 to build about 1.25 MW per year in company-owned solar PV capacity. See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Electric, Factors Affecting Results of Operations, Renewable Energy Standard and Tariff for more information.

Transmission

UNS Electric imports the power generated at BMGS into its Mohave County and Santa Cruz County service territories over Western Area Power Administration’s (WAPA) transmission lines. UNS Electric has a network transmission service agreement for its primary transmission capacity with WAPA for the Parker-Davis system that expires in August 2016. UNS Electric also has a long-term electric point-to-point transmission capacity agreement with WAPA for the Southwest Intertie system that expires in June 2016.

UNS Electric plans to upgrade the existing 115 kV transmission line serving Santa Cruz County to 138 kV by October 2014 to improve service reliability. This upgrade is included in UNS Electric’s current capital expenditures forecast. See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Electric, Liquidity and Capital Resources for more information.

RATES AND REGULATION

2010 UNS Electric Rate Order

In 2010, the ACC authorized a Base Rate increase of $7.4 million, or 4%, effective October 1, 2010.

The 2010 UNS Electric Rate Order approved UNS Electric’s purchase of BMGS from UED, subject to FERC approval and other conditions. FERC approved the purchase in June 2011.

The 2010 UNS Electric Rate Order also approved a plan for UNS Electric to invest $5 million each year from 2011 through 2014 in solar projects that would be owned by UNS Electric. See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UNS Electric, Factors Affecting Results of Operations, Renewable Energy Standard and Tariff, for more information.

In compliance with the 2010 Rate Order, UNS Electric expects to file a rate case in the second half of 2012.

Purchased Power and Fuel Adjustment Clause

The PPFAC allows UNS Electric to recover its fuel, transmission, and purchased power costs, including demand charges, and the prudent costs of contracts for hedging fuel and purchased power costs from its retail customers. The PPFAC consists of a forward component and a true-up component.

•	The forward component is updated on June 1 of each year. The forward component is based on the forecasted fuel, transmission, and purchased power costs for the 12-month period from June 1 of the current year to May 31 of the following year, less the base fuel, transmission, and purchased power costs embedded in Base Rates. The cap on the PPFAC forward component, over the 6.77 cents per kWh in Base Rates, is 1.845 cents per kWh.

•	The true-up component will reconcile any over/under collected amounts from the preceding 12 month period and will be credited to or recovered from customers in the subsequent year.

Renewable Energy Standard and Tariff

The ACC’s RES requires UNS Electric, TEP and other affected utilities to increase their use of renewable energy each year until it represents at least 15% of their total annual retail energy requirements in 2025. Affected utilities must file annual RES implementation plans for review and approval by the ACC. The approved costs of carrying out those plans are recovered from retail customers through the RES surcharge. Any surcharge collections above or below the costs incurred to implement the plans are deferred and reflected in UNS Electric’s financial statements as a regulatory asset or liability.

In 2011, UNS Electric spent $5 million on RES implementation and met the 2011 renewable energy target of 3%. UNS Electric expects to collect $8 million in surcharges from retail customers in 2012 to implement its RES plan and expects to meet the 2012 renewable energy target of 3.5%.

For more information see Power Supply and Transmission, Renewable Energy Resources, above, and Item 7. Management’s Discussion and Analysis, UNS Electric, Factors Affecting Results of Operations, Renewable Energy Standard and Tariff.

Energy Efficiency Standards and Decoupling

In 2010, the ACC approved EE Standards designed to require UNS Electric, TEP, and other affected electric utilities to implement cost effective DSM programs. For more information, see TEP, Rates and Regulation, Electric Energy Efficiency Standards and Decoupling, above.

ENVIRONMENTAL MATTERS

UNS Electric is subject to environmental regulation of air and water quality, resource extraction, waste disposal and land use by federal, state and local authorities. UNS Electric believes that its facilities are in substantial compliance with all existing regulations and will be in compliance with expected environmental regulations. See Item. 1 – Business, TEP, Environmental Matters, for more information.

OTHER NON-REPORTABLE SEGMENTS

Millennium

As of December 31, 2011, Millennium had assets of $20 million including a $15 million note receivable (see Sabinas below), and cash and cash equivalents of $5 million. In total, Millennium’s assets represented less than 1% of UniSource Energy’s total consolidated assets. See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Other Non-Reportable Business Segments, for more information.

Sabinas

In 2009, Millennium sold its 50% interest in Sabinas and recorded a $6 million pre-tax gain on the sale.

Millennium received an upfront $5 million cash payment in January 2009. Other key terms of the transaction included a three-year, 6% interest-bearing, collateralized $15 million note, which matures in June 2012.

SES

SES, a wholly owned subsidiary of Millennium, provides electrical contracting and meter reading services in Arizona, as well as other services at the Springerville Generating Station.

EMPLOYEES (As of December 31, 2011)

TEP had 1,391 employees, of which approximately 51% are represented by the International Brotherhood of Electrical Workers (IBEW) Local No. 1116. A collective bargaining agreement between the IBEW and TEP expires in January 2013.

UNS Gas had 187 employees, of which 108 employees were represented by IBEW Local No. 1116 and 5 employees were represented by IBEW Local No. 387. The agreements with the IBEW Local No. 1116 and No. 387 expire in June 2012 and February 2014, respectively.

UNS Electric had 154 employees, of which 27 employees were represented by the IBEW Local No. 387 and 96 employees were represented by the IBEW Local No. 769. The existing agreements with the IBEW Local No. 387 and No. 769 expire in February 2014 and June 2013, respectively.

SES had 272 employees, of which approximately 96% are represented by unions. Of the employees represented by unions, 236 are represented by IBEW Local No. 1116 and 25 by IBEW Local No. 570; these agreements expire on December 31, 2012, and May 31, 2012, respectively.

EXECUTIVE OFFICERS OF THE REGISTRANTS

Executive Officers – UniSource Energy and TEP

Executive Officers of UniSource Energy and TEP, who are elected annually by UniSource Energy’s Board of Directors and TEP’s Board of Directions, respectively, are as follows:

	September 30,	September 30,	September 30,
Name	Age	Position(s) Held	Executive Officer Since
Paul J. Bonavia	60	Chairman and Chief Executive Officer	2009
David G. Hutchens	45	President	2007
Michael J. DeConcini	47	Senior Vice President, Operations	1999
Kevin P. Larson	55	Senior Vice President and Chief Financial Officer(1)	2000
Philip J. Dion III	43	Vice President, Public Policy	2008
Kentton C. Grant	53	Vice President, Finance and Rates(2)	2007
Todd C. Hixon	45	Vice President and General Counsel	2011
Arie Hoekstra	64	Vice President, Generation	2007
Karen G. Kissinger	57	Vice President, Controller and Chief Compliance Officer	1998
Thomas A. McKenna	63	Vice President, Engineering	2007
Catherine E. Ries	52	Vice President, Human Resources	2007
Herlinda H. Kennedy	50	Corporate Secretary	2006

(1)	Mr. Larson is also Treasurer at UniSource Energy.

(2)	Mr. Grant is also Treasurer at TEP.

Paul J. Bonavia	Mr. Bonavia has served as Chairman and Chief Executive Officer of UniSource Energy and TEP since January 2009; he also served as President from January 2009 to December 2011. Prior to joining UniSource Energy, Mr. Bonavia served as President of the Utilities Group of Xcel Energy. Mr. Bonavia previously served as President of Xcel Energy’s Commercial Enterprises business unit and President of the company’s Energy Markets unit.

David G. Hutchens	Mr. Hutchens has served as President of UniSource Energy and TEP since December 2011. In March 2011, Mr. Hutchens was named Executive Vice President of UniSource Energy and TEP. In May 2009, Mr. Hutchens was named Vice President of Energy Efficiency and Resource Planning. In January 2007, Mr. Hutchens was elected Vice President of Wholesale Energy at UniSource Energy and TEP. Mr. Hutchens joined TEP in 1995.

Michael J. DeConcini	Mr. DeConcini has served as Senior Vice President, Operations of UniSource Energy since May 2010 and Senior Vice President and Chief Operating Officer of TEP from May 2009 to December 2011 when his title at TEP was changed to Senior Vice President, Operations. Mr. DeConcini joined TEP in 1988 and was elected Senior Vice President and Chief Operating Officer of the Energy Resources business unit of TEP, effective January 1, 2003. In August 2006, he was named Senior Vice President and Chief Operating Officer, Transmission and Distribution.

Kevin P. Larson	Mr. Larson has served as Senior Vice President and Chief Financial Officer of UniSource Energy and TEP since September 2005. Mr. Larson is also Treasurer of UniSource Energy. Mr. Larson joined TEP in 1985 and thereafter held various positions in its finance department and investment subsidiaries. He was elected Treasurer in August 1994 and Vice President in March 1997. In October 2000, he was elected Vice President and Chief Financial Officer.

Philip J. Dion III	Mr. Dion has served as Vice President of Public Policy of UniSource Energy and TEP since April 2010. Mr. Dion joined UniSource Energy in February 2008 as Vice President of Legal and Environmental Services. Prior to joining UniSource Energy, Mr. Dion was chief of staff and chief legal advisor to Commissioner Marc Spitzer of the FERC. Mr. Dion previously worked in various roles at the ACC, including as an administrative law judge and as an advisor to Mr. Spitzer, prior to his appointment to FERC.

Kentton C. Grant	Mr. Grant has served as Vice President of Finance and Rates of UniSource Energy and TEP since January 2007. Mr. Grant also serves as Treasurer of TEP. Mr. Grant joined TEP in 1995.

Todd C. Hixon	Mr. Hixon has served as Vice President and General Counsel of UniSource Energy and TEP since May 2011. Mr. Hixon joined TEP’s legal department in 1998 and served in a variety of capacities, most recently serving as Associate General Counsel.

Arie Hoekstra	Mr. Hoekstra has served as Vice President of Generation of UniSource Energy and TEP since January 2007. Mr. Hoekstra joined TEP in 1979 and thereafter served in various positions at TEP’s generating stations in Tucson and Springerville.

Karen G. Kissinger	Ms. Kissinger has served as Vice President, Controller and Principal Accounting Officer of UniSource Energy and TEP since January 1998 and has served as Chief Compliance Officer since 2003. Ms. Kissinger joined TEP as Vice President and Controller in January 1991.

Thomas A. McKenna	Mr. McKenna has served as Vice President of Engineering of UniSource Energy and TEP since January 2007. Mr. McKenna joined Nations Energy Corporation (a wholly-owned subsidiary of Millennium) in 1998.

Catherine E. Ries	Ms. Ries has served as Vice President of Human Resources of UniSource Energy and TEP since June 2007. Prior to joining UniSource Energy, Ms. Ries worked for Clopay Building Products, a division of Griffon Corporation, from 2000 to 2007, and held the position of Vice President of Human Resources.

Herlinda H. Kennedy	Ms. Kennedy has served as Corporate Secretary of UniSource Energy and TEP since September 2006. Ms. Kennedy joined TEP in 1980 and was named assistant Corporate Secretary in 1999.

SEC REPORTS AVAILABLE ON UNISOURCE ENERGY’S WEBSITE

UniSource Energy and TEP make available their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practical after they electronically file them with, or furnish them to, the Securities and Exchange Commission (SEC). These reports are available free of charge through UniSource Energy’s website address: http://www.uns.com. A link from UniSource Energy’s website to these SEC reports is accessible as follows: At the UniSource Energy main page, select Investors from the menu shown at the top of the page; next select SEC filings from the menu shown on the Investor Relations page. UniSource Energy’s code of ethics, which applies to the Board of Directors and all officers and employees of UniSource Energy and its subsidiaries, and any amendments or any waivers made to the code of ethics, is also available on UniSource Energy’s website.

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

Economic conditions have contributed significantly to a reduction in TEP’s retail customer growth and lower energy usage by the company’s residential, commercial and industrial customers. As a result of weak economic conditions, TEP’s average retail customer base grew by less than 1% per year in 2008 through 2011 compared with average increases of approximately 2% per year from 2003 to 2007. In 2011, total retail kWh sales were 0.4% above 2010 levels. TEP estimates that a 1% decrease in annual retail sales could reduce pre-tax net income and pre-tax cash flows by approximately $6 million.

Similar impacts were felt at UNS Gas and UNS Electric. Annual increases in the number of retail customers at both companies remained below 1% in 2008 through 2011 compared with average annual growth rates of 3% from 2003 to 2007. We estimate that a 1% decrease in annual retail sales at UNS Gas and UNS Electric could reduce pre-tax net income and pre-tax cash flows by less than $1 million.

TEP’s Base Rates are frozen through December 31, 2012, which could limit our ability to cope with the impact of risks and uncertainties and negatively affect TEP’s results of operations, net income and cash flows.

Under the terms of the 2008 TEP Rate Order, TEP is prohibited from submitting an application for new Base Rates before June 30, 2012. New Base Rates would not be in effect until approval by the ACC, which is not anticipated to occur before the third quarter of 2013. If the cost of serving TEP’s customers rises more quickly than the revenues it collects from customers, TEP’s results of operations, net income and cash flows could be negatively impacted.

New technological developments and the implementation of new Energy Efficiency Standards may have a significant impact on retail sales, which could negatively impact UniSource Energy’s results of operations, net income and cash flows.

Heightened awareness of energy costs has increased demand for products intended to reduce consumers’ use of electricity. TEP and UNS Electric also are promoting DSM programs designed to help customers reduce their energy use, and these efforts will increase significantly under new energy efficiency rules approved in 2010 by the ACC. Unless the ACC makes a specific provision for the recovery of usage-based revenues lost to these energy efficiency programs, the reduced retail sales that would result from the success of these efforts would negatively impact the results of operations, net income and cash flows of TEP and UNS Electric.

The revenues, results of operations and cash flows of TEP, UNS Gas and UNS Electric are seasonal, and are subject to weather conditions and customer usage patterns, which are beyond the companies’ control.

TEP typically earns the majority of its operating revenue and net income in the third quarter because retail customers increase their air conditioning usage during Tucson’s hot summer weather. Conversely, TEP’s first quarter net income is typically limited by relatively mild winter weather in its retail service territory. UNS Electric’s earnings follow a similar pattern, while UNS Gas’ sales peak in the winter during home heating season. Cool summers or warm winters may reduce customer usage at all three companies, adversely affecting operating revenues, cash flows and net income by reducing sales. TEP estimates that a 1% decrease in annual retail sales could reduce pre-tax net income and pre-tax cash flows by approximately $6 million. We estimate that a 1% decrease in annual retail sales at UNS Gas and UNS Electric could reduce pre-tax net income and pre-tax cash flows by less than $1 million.

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

Numerous federal, state and local environmental laws and regulations affect present and future operations. Those laws and regulations include rules regarding air emissions, water use, wastewater discharges, solid waste, hazardous waste and management of coal combustion residuals.

These laws and regulations can contribute to higher capital, operating and other costs, particularly with regard to enforcement efforts focused on existing power plants and new compliance standards related to new and existing power plants. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, authorizations and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations. Failure to comply with applicable laws and regulations may result in litigation, and the imposition of fines, penalties and a requirement for costly equipment upgrades by regulatory authorities.

We cannot provide assurance that existing environmental laws and regulations will not be revised or that new environmental laws and regulations will not be adopted or become applicable to our facilities. Increased compliance costs or additional operating restrictions from revised or additional regulation could have an adverse effect on our results of operations, particularly if those costs are not fully recoverable from our ratepayers. TEP’s obligation to comply with the EPA’s BART determinations as a participant in the San Juan, Four Corners and Navajo plants, coupled with the financial impact of future climate change legislation, other environmental regulations and other business considerations, could jeopardize the economic viability of these plants or the ability of individual participants to meet their obligations and continue their participation in these plants. TEP cannot predict the ultimate outcome of these matters.

TEP also is contractually obligated to pay a portion of the environmental reclamation costs incurred at generating stations in which it has a minority interest and is obligated to pay similar costs at the mines that supply these generating stations. While TEP has recorded the portion of its costs that can be determined at this time, the total costs for final reclamation at these sites are unknown and could be substantial.

New federal regulations to limit greenhouse gas emissions could increase TEP’s cost of operations and result in a change in the composition of TEP’s coal-dominated generating fleet.

Based on the finding by the EPA in December 2009 that emissions of greenhouse gases endanger public health and welfare, the agency is in the process of regulating greenhouse gas emissions. In addition, there are proposals and ongoing studies at the state, federal and international levels to address global climate change that could also result in the regulation of carbon dioxide (CO2) and other greenhouse gases. Any future regulatory actions taken to address global climate change represent a business risk to our operations. In 2011, 73% of TEP’s total energy resources came from its coal-fueled generating facilities.

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

We rely on access to the bank markets and capital markets as a significant source of liquidity and for capital requirements not satisfied by the cash flow from our operations. Market disruptions such as those experienced over the last four years in the United States and abroad may increase our cost of borrowing or adversely affect our ability to access sources of liquidity needed to finance our operations and satisfy our obligations as they become due. These disruptions may include turmoil in the financial services industry, including substantial uncertainty surrounding particular lending institutions and counterparties we do business with, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in our utility service territories. If we are unable to access credit at competitive rates, or if our borrowing costs dramatically increase, our ability to finance our operations, meet our short-term obligations and execute our financial strategy could be adversely affected.

Changing market conditions could negatively affect the market value of assets held in our pension and other postretirement pension plans and may increase the amount and accelerate the timing of required future funding contributions.

UniSource Energy’s net income and cash flows can be adversely affected by rising interest rates.

As of February 21, 2012, TEP had $215 million of tax-exempt variable rate debt obligations, $50 million of which was hedged with a fixed for floating interest rate swap through September 2014. The interest rates are set weekly with maximum interest rates of 20% on $178 million of debt obligations and 10% on the remaining $37 million. The average weekly interest rate ranged from 0.05% to 0.34% in 2011. A 100 basis point increase in the average interest rates on this debt over a twelve-month period would increase TEP’s interest expense by approximately $2 million.

UniSource Energy, TEP, UNS Gas and UNS Electric also are subject to risk resulting from changes in the interest rate on their borrowings under revolving credit facilities. Revolving credit borrowings may be made on a spread over LIBOR or an Alternate Base Rate. Each of these agreements is a committed facility and expires in November 2016.

If capital market conditions result in rising interest rates, the resulting increase in the cost of variable rate borrowings would negatively impact UniSource Energy’s, TEP’s, UNS Gas’ and UNS Electric’s results of operations, net income and cash flows.

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

The maximum amount TEP may use under its revolving credit facility is $200 million. As of February 21, 2012, TEP had $114 million available to borrow under its revolving credit facility. The maximum amount UNS Gas or UNS Electric may use under their revolving credit facility is $70 million, so long as the combined amount drawn by both companies does not exceed $100 million. As of February 21, 2012, UNS Gas and UNS Electric had $64 million and $70 million, respectively, to borrow under their revolving credit facility. From time to time, TEP, UNS Gas and UNS Electric use their respective revolving credit facilities to post collateral. If additional collateral is required, it may negatively impact TEP, UNS Gas and/or UNS Electric’s ability to fund their capital requirements. As of December 31, 2011, TEP and UNS Electric had posted $1 million, and $6 million, respectively, with counterparties in the form of cash or letters of credit.

UniSource Energy and its subsidiaries have debt which could adversely affect their business and results of operations.

UniSource Energy has no operations of its own and derives all of its revenues and cash flow from its subsidiaries. At December 31, 2011, the ratio of total debt (including capital lease obligations net of investments in lease debt) to total capitalization for UniSource Energy and its subsidiaries was 67%. This debt level:

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

TEP leases the following generation facilities under separate sale and leaseback arrangements that expire in 2015:

	September 30,	September 30,
Leased Asset	Expiration	Purchase Option
Springerville Unit 1	2015	Fair market value purchase option of $159 million
Springerville Coal Handling Facilities	2015	Fixed price purchase option of $120 million

TEP may renew the leases or purchase the assets when the leases expire in 2015. The renewal and purchase options for Springerville Unit 1 are for fair market value, with the fair market value purchase price having been determined in December 2011 through an appraisal process to be $159 million. The Springerville Coal Handling Facilities can be purchased in 2015 for a fixed price of $120 million. TEP also leases a 50% undivided interest in Springerville Common Facilities with primary lease terms ending in 2017 and 2021. Upon expiration of the Springerville Coal Handling and Common Facilities Leases (whether at the end of the initial term or any renewal term), TEP has the obligation under agreements with the owners of Springerville Units 3 and 4 to purchase such facilities. Upon acquisition by TEP, the owner of Springerville Unit 3 has the option and the owner of Springerville Unit 4 has the obligation to purchase from TEP a 14% interest in the Common Facilities and a 17% interest in the Coal Handling Facilities.

Regulatory rules and other restrictions limit the ability of TEP, UNS Gas and UNS Electric to make distributions to UniSource Energy.

As a holding company, UniSource Energy is dependent on the earnings and distributions of funds from its subsidiaries to service its debt and pay dividends to shareholders.

Restrictions include:

•	TEP, UNS Gas and UNS Electric are restricted from lending to affiliates or issuing securities without ACC approval;

•

The Federal Power Act restricts electric utilities’ ability to pay dividends out of funds that are properly included in their capital account. TEP has an accumulated deficit rather than positive retained earnings. Although the terms of the Federal Power Act are unclear, we believe there is a reasonable basis for TEP to pay dividends from current year earnings; and

•	TEP, UNS Gas and UNS Electric must be in compliance with their respective debt agreements to make dividend payments to UniSource Energy.

Unanticipated financing needs or reductions to net income could adversely impact our ability to comply with financial covenants in the UniSource Energy, TEP and UES Credit Agreements.

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

OPERATIONAL

The operation of electric generating stations involves risks that could result in unplanned outages or reduced generating capability that could adversely affect TEP’s or UNS Electric’s results of operations, net income and cash flows.

The operation of electric generating stations involves certain risks, including equipment breakdown or failure, interruption of fuel supply and lower than expected levels of efficiency or operational performance. Unplanned outages, including extensions of planned outages due to equipment failure or other complications, occur from time to time and are an inherent risk of our business. If TEP’s or UNS Electric’s generating stations operate below expectations, TEP or UNS Electric could be adversely affected.

The operation of electric transmission and distribution systems involves a risk of significant unplanned outages that could adversely affect TEP’s and UNS Electric’s businesses, results of operations, net income and cash flows.

The operation of electric transmission and distribution systems involves certain risks, including equipment failure and damage caused by storms, fires or other hazards. Unplanned outages occur from time to time and are an inherent risk of our business. If TEP’s or UNS Electric’s transmission and distribution systems experience a significant failure, TEP or UNS Electric could be adversely affected.

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

We may be subject to cyber attacks and information security risks.

As operators of critical energy infrastructure, we may face a heightened risk of cyber attack, and our corporate and informational technology systems may be vulnerable to disability or failures as a result of unauthorized access due to hacking, viruses, acts of war or terrorism and other causes. In addition, our utility business requires access to sensitive customer data, including personal and credit information, in the ordinary course of business. If, despite our security measures, a significant or widely publicized breach occurred, we could have our operations disrupted, property damaged and customer information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation and damage to our reputation, any of which could have a negative impact on our business and results of operations.

TEP or UNS Electric might not be able to secure adequate right-of-way to construct transmission lines and distribution-related facilities, and could be required to find alternate ways to provide adequate sources of energy and maintain reliable service for their customers.

TEP and UNS Electric rely on federal, state and local governmental agencies to secure right-of-way and siting permits to construct transmission lines and distribution-related facilities. If adequate right-of-way and siting permits to build new transmission lines cannot be secured:

•	TEP and UNS Electric may need to rely on more costly alternatives to provide energy to their customers;

•	TEP and UNS Electric may not be able to maintain reliability in their service areas; or

•	TEP and UNS Electric’s ability to provide electric service to new customers may be negatively impacted.

ITEM 1B.	– UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	– PROPERTIES

TEP PROPERTIES

TEP’s transmission facilities, located in Arizona and New Mexico, transmit the output from TEP’s remote electric generating stations at Four Corners, Navajo, San Juan, Springerville and Luna to the Tucson area for use by TEP’s retail customers (see Item 1. Business, TEP, Generating and Other Resources). The transmission system is interconnected at various points in Arizona and New Mexico with other regional utilities. TEP has arrangements with approximately 140 companies to interchange generation capacity and transmission of energy.

As of December 31, 2011, TEP owned or participated in an overhead electric transmission and distribution system consisting of:

•	512 circuit-miles of 500-kV lines;

•	1,088 circuit-miles of 345-kV lines;

•	405 circuit-miles of 138-kV lines;

•	479 circuit-miles of 46-kV lines; and

•	2,615 circuit-miles of lower voltage primary lines.

TEP’s underground electric distribution system includes 4,389 cable-miles. TEP owns approximately 76% of the poles on which its lower voltage lines are located. Electric substation capacity consists of 103 substations with a total installed transformer capacity of 13,266,850 kilovolt amperes.

Substantially all of the utility assets owned by TEP are subject to the lien of the 1992 Mortgage. Springerville Unit 2, which is owned by San Carlos Resources, is not subject to the lien.

The electric generating stations (except as noted below), administrative headquarters, warehouse and service center are located on land owned by TEP. The electric distribution and transmission facilities owned by TEP are located:

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

Four Corners and Navajo are located on properties held under easements from the United States and under leases from the Navajo Nation, respectively. TEP, individually and in conjunction with PNM in connection with San Juan, has acquired easements and leases for transmission lines and a water diversion facility located on land owned by the Navajo Nation. TEP also has acquired easements for transmission facilities related to San Juan, Four Corners, and Navajo across the Zuni, Navajo and Tohono O’dham Indian Reservations. TEP, in conjunction with PNM and Phelps Dodge, holds an undivided ownership interest in the property on which Luna is located.

TEP’s rights under these various easements and leases may be subject to defects such as:

•	possible conflicting grants or encumbrances due to the absence of, or inadequacies in, the recording laws or record systems of the Bureau of Indian Affairs and the American Indian tribes;

•	possible inability of TEP to legally enforce its rights against adverse claimants and the American Indian tribes without Congressional consent; or

•	failure or inability of the American Indian tribes to protect TEP’s interests in the easements and leases from disruption by the U.S. Congress, Secretary of the Interior, or other adverse claimants.

These possible defects have not interfered, and are not expected to materially interfere, with TEP’s interest in and operation of its facilities.

TEP, under separate sale and leaseback arrangements, leases the following generation facilities (which do not include land):

•	Springerville Coal Handling Facilities;

•	a 50% undivided interest in the Springerville Common Facilities; and

•	Springerville Unit 1 and the remaining 50% undivided interest in the Springerville Common Facilities.

See Note 6 and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Tucson Electric Power Company, Liquidity and Capital Resources, Contractual Obligations, for additional information on TEP’s capital lease obligations.

UES PRO PERTIES

UNS Gas

As of December 31, 2011, UNS Gas’ transmission and distribution system consisted of approximately 31 miles of steel transmission mains, 4,220 miles of steel and plastic distribution piping, and 137,160 customer service lines.

UNS Electric

As of December 31, 2011, UNS Electric’s transmission and distribution system consisted of approximately 56 circuit-miles of 115-kV transmission lines, 274 circuit-miles of 69-kV transmission lines, and 3,616 circuit-miles of underground and overhead distribution lines. UNS Electric also owns the 65 MW Valencia plant, the 90 MW BMGS as well as 39 substations having a total installed capacity of 1,494,000 kilovolt amperes.

The gas and electric distribution and transmission facilities owned by UNS Gas and UNS Electric are located:

•	on property owned by UNS Gas or UNS Electric;

•

under or over streets, alleys, highways and other places in the public domain, as well as national forests and state lands, under franchises, easements or other rights which are generally subject to termination; or

•	under or over private property as a result of easements obtained primarily from the record holder of title.

ITEM 3.	– LEGAL PROCEEDINGS

Right of Way Matters

TEP was a defendant in a class action filed in February 2009 in the United States District Court in Albuquerque, New Mexico by members of the Navajo Nation. The plaintiffs alleged, among other things, that the rights of way for defendants’ transmission lines on Navajo lands were improperly granted and that the compensation paid for such rights of way was inadequate. The plaintiffs were requesting, among other things, that the transmission lines on these lands be removed. In June 2009, TEP and the other defendants filed motions to dismiss the lawsuit on procedural grounds. In March 2010, the Court granted several of the defendants’ motions to dismiss and entered a final judgment dismissing the case in April 2010. The plaintiffs filed a Notice of Appeal with the Bureau of Indian

Affairs (BIA) in May 2010, appealing the BIA’s decision to grant the rights of way that were the subject of the now-dismissed complaint. In June 2010, the BIA found that the Notice of Appeal failed to meet the minimum filing requirements. In September 2010, the plaintiffs filed new Notices of Appeal concerning the same rights of way. The appeals are currently pending. TEP cannot predict the outcome of these appeals.

In addition, see legal proceedings described in Note 4.

ITEM 4.	– MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	– MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY

Stock Trading

UniSource Energy’s common stock is traded under the ticker symbol UNS and is listed on the New York Stock Exchange. On February 21, 2012, the closing price was $37.76, with 8,339 shareholders of record.

TEP’s common stock is wholly-owned by UniSource Energy and is not listed for trading on any stock exchange.

Dividends

UniSource Energy

UniSource Energy’s Board of Directors expects to continue to pay regular quarterly cash dividends on our common stock; however, such dividends are subject to the Board’s evaluation of our financial condition, earnings, cash flows and dividend policy.

On February 24, 2012, UniSource Energy declared a first quarter cash dividend of $0.43 per share on its common stock. The first quarter dividend, totaling approximately $16 million, will be paid March 22, 2012, to shareholders of record at the close of business March 12, 2012. The table below summarizes UniSource Energy’s dividends paid in 2009 through 2011.

	September 30,	September 30,	September 30,
	2011	2010	2009
Quarterly Dividend Per Common Share	$0.42	$0.39	$0.29
Annual Dividend Per Common Share	$1.68	$1.56	$1.16
Common Stock Dividends Paid	$62 million	$57 million	$41 million

UniSource Energy is the sole shareholder of TEP’s common stock and relies on dividends from its subsidiaries, primarily TEP, to declare and pay dividends. The TEP Board of Directors typically declares a dividend at the end of each year.

TEP

TEP did not pay any dividends to UniSource Energy in 2011. TEP declared and paid cash dividends to UniSource Energy of $60 million in 2010 and $60 million in 2009.

TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and certain financial covenants. As of December 31, 2011, TEP was in compliance with the terms of the TEP Credit Agreement.

The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis for TEP to pay dividends from current year earnings.

UNS Gas

UNS Gas paid dividends to UniSource Energy of $10 million in both 2011 and 2010. In February 2012, UNS Gas paid a $10 million dividend to UniSource Energy. UNS Gas’ ability to pay future dividends will depend on the cash needs for capital expenditures and various other factors.

The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. As of December 31, 2011, UNS Gas was in compliance with the terms of its note purchase agreement.

UNS Electric

As of December 31, 2011, UNS Electric had not paid dividends to UniSource Energy. UNS Electric’s ability to pay dividends will depend on the cash needs for capital expenditures and various other factors.

The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. As of December 31, 2011, UNS Electric was in compliance with the terms of its note purchase agreement.

Other Non-Reportable Segments

In 2011, 2010, and 2009 UED paid dividends to UniSource Energy of $39 million, $9 million and $30 million, respectively. Of those dividends paid by UED, the portions representing a return of capital were $28 million in 2011, $4 million in 2010 and $30 million in 2009.

See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Liquidity and Capital Resources, Dividends on Common Stock

Common Stock Dividends and Price Ranges

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
Quarter:	Market Price per			Market Price per
	Share of Common Stock (1)		Dividends	Share of Common Stock (1)		Dividends
	High	Low	Declared	High	Low	Declared
First	$37.74	$34.84	$0.42	$33.54	$29.13	$0.39
Second	38.71	35.47	0.42	34.42	29.04	0.39
Third	38.55	34.36	0.42	33.75	29.85	0.39
Fourth	39.25	34.28	0.42	36.92	33.19	0.39

Total			$1.68			$1.56

(1)	UniSource Energy’s common stock price as reported by the New York Stock Exchange.

Convertible Senior Notes

In March 2005, UniSource Energy issued $150 million of 4.50% convertible bonds due 2035. Each $1,000 of convertible bonds can be converted into 28.814 shares of UniSource Energy common stock at any time. The conversion ratio represents a conversion price of approximately $34.71 per share of common stock and is subject to adjustments including an adjustment to reduce the conversion price upon the payment of quarterly dividends in excess of $0.19 per share. As of February 21, 2012, there were $115 million of convertible bonds outstanding. See Item 7.- Management’s Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Liquidity and Capital Resources, Convertible Senior Notes, below, for more information.

Issuer Purchases of Common Equity

UniSource Energy did not purchase any of its common stock during 2011, 2010, or 2009.

ITEM 6.	– SELECTED CONSOLIDATED FINANCIAL DATA

	September 30,	September 30,	September 30,	September 30,	September 30,
UniSource Energy	2011	2010*	2009*	2008*	2007*
	- In Thousands -
	(except per share data)
Summary of Operations
Operating Revenues	$1,509,515	$1,453,966	$1,397,052	$1,410,407	$1,381,660

Net Income	$109,975	$112,984	$105,901	$16,955	$60,712

Basic Earnings per Share:
Net Income	$2.98	$3.10	$2.95	$0.47	$1.70

Diluted Earnings per Share:
Net Income	$2.75	$2.86	$2.73	$0.53	$1.62

Shares of Common Stock Outstanding
Average	36,962	36,415	35,858	35,632	35,486
End of Year	36,918	36,542	35,851	35,458	35,315

Year-end Book Value per Share	$24.07	$22.73	$21.18	$19.35	$19.65
Cash Dividends Declared per Share	$1.68	$1.56	$1.16	$0.96	$0.90

Financial Position
Total Utility Plant – Net	$3,182,263	$2,961,498	$2,785,714	$2,617,693	$2,407,295
Investments in Lease Debt and Equity	$65,829	$103,844	$132,168	$126,672	$152,544
Other Investments and Other Property	$34,205	$61,676	$60,239	$64,096	$70,677
Total Assets	$3,985,231	$3,791,243	$3,610,065	$3,503,821	$3,189,747

Long-Term Debt	$1,517,373	$1,352,977	$1,307,795	$1,313,615	$993,870
Non-Current Capital Lease Obligations	352,720	429,074	488,349	513,517	530,973
Common Stock Equity	888,474	830,756	759,329	686,090	693,958

Total Capitalization	$2,758,567	$2,612,807	$2,555,473	$2,513,222	$2,218,801

Selected Cash Flow Data

Net Cash Flows From Operating Activities	$337,320	$346,920	$347,310	$273,767	$320,642

Capital Expenditures	$(374,122)	$(330,629)	$(294,020)	$(354,080)	$(243,242)
Other Investing Cash Flows (1)	47,034	25,569	(2,624)	(95,493)	27,961

Net Cash Flows From Investing Activities	$(327,088)	$(305,060)	$(296,644)	$(449,573)	$(215,281)

Net Cash Flows From Financing Activities	$(1,441)	$(51,183)	$(28,916)	$140,605	$(119,229)

Ratio of Earnings to Fixed Charges (2)	2.46	2.64	2.48	1.28	1.71

	September 30,	September 30,	September 30,	September 30,	September 30,
TEP	2011	2010*	2009*	2008*	2007*
	-Thousands of Dollars-
Summary of Operations
Operating Revenues	$1,156,386	$1,125,267	$1,099,338	$1,092,148	$1,070,789
Net Income	$85,334	$108,260	$90,688	$7,206	$55,591

Financial Position
Total Utility Plant – Net	$2,650,652	$2,410,077	$2,261,325	$2,120,619	$1,957,506
Investments in Lease Debt and Equity	65,829	103,844	132,168	126,672	152,544
Other Investments and Other Property	32,313	43,588	31,813	31,291	35,460
Total Assets	$3,275,484	$3,075,978	$2,922,062	$2,847,408	$2,567,808

Long-Term Debt	$1,080,373	$1,003,615	$903,615	$903,615	$682,870
Non-Current Capital Lease Obligations	352,720	429,074	488,311	513,370	530,714
Common Stock Equity	824,943	709,884	650,591	589,613	580,512

Total Capitalization	$2,258,036	$2,142,573	$2,042,517	$2,006,598	$1,794,096

Selected Cash Flow Data
Net Cash Flows From Operating Activities	$268,294	$302,483	$268,064	$265,756	$262,714

Capital Expenditures	$(351,890)	$(277,309)	$(240,079)	$(291,990)	$(161,141)
Other Investing Cash Flows (1)	39,879	24,273	(9,522)	(95,814)	25,414

Net Cash Flows From Investing Activities	$(312,011)	$(253,036)	$(249,601)	$(387,804)	$(135,727)

Net Cash Flows From Financing Activities	$51,452	$(51,882)	$(29,320)	$128,713	$(120,088)

Ratio of Earnings to Fixed Charges (2)	2.42	2.76	2.58	1.18	1.78

*	As revised. See Note 1 to the financial statements for more information.

(1)	Other Investing Cash Flows in 2008 includes the $133 million deposit to Trustee for Repayment of Collateral Trust Bonds.

(2)

For purposes of this computation, earnings are defined as pre-tax earnings from continuing operations before minority interest, or income/loss from equity method investments, plus interest expense and amortization of debt discount and expense related to indebtedness. Fixed charges are interest expense, including amortization of debt discount, interest on operating lease payments, and expense on indebtedness.

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

Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy and its three primary business segments and includes the following:

•	outlook and strategies;

•	operating results during 2011 compared with 2010, and 2010 compared with 2009;

•	factors which affect our results and outlook;

•	liquidity, capital needs, capital resources, and contractual obligations;

•	dividends; and

•	critical accounting policies.

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

TEP is a regulated public utility and UniSource Energy’s largest operating subsidiary, representing approximately 82% of UniSource Energy’s total assets as of December 31, 2011. TEP generates, transmits and distributes electricity to approximately 404,000 retail electric customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western U.S. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State) and Springerville Unit 4 on behalf of Salt River Project Agriculture Improvement and Power District (SRP).

UES holds the common stock of UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UNS Gas is a regulated gas distribution company with approximately 148,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in northern Arizona, as well as in Santa Cruz County in southern Arizona. UNS Electric is a regulated vertically integrated public utility with approximately 91,000 retail customers in Mohave and Santa Cruz counties.

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

Millennium’s investments in unregulated businesses represent less than 1% of UniSource Energy’s assets as of December 31, 2011.

Our business is comprised of three reporting segments – TEP, UNS Gas, and UNS Electric.

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

RESULTS OF OPERATIONS

Contribution by Business Segment

We conduct our business through three primary business segments – TEP, UNS Gas, and UNS Electric. The table below shows the contributions to our consolidated after-tax earnings by these business segments.

	September 30,	September 30,	September 30,
	2011	2010	2009
TEP	$85	$108	$91
UNS Gas	10	9	7
UNS Electric	18	15	11
Other Non-Reportable Segments and Adj.(1)	(3)	(19)	(3)

Consolidated Net Income	$110	$113	$106

(1)	Includes: UniSource Energy parent company expenses; Millennium; and UED.

Revision of Prior Period Financial Statements

In the second and third quarters of 2011, we identified errors related to amounts recorded, at their dollar value, owed to or payable by TEP for electricity deliveries settled in-kind or to be settled in-kind during prior years under three of our transmission agreements. In the second quarter of 2011, we also identified errors in prior years in the calculation of income tax expense arising from not treating Allowance for Equity Funds Used During Construction (AFUDC) as a permanent book to tax difference.

We assessed the materiality of these errors on prior period financial statements and concluded they were not material to any prior annual or interim periods; however, the cumulative impact, if recognized in 2011, could be material to results in 2011. In accordance with Staff Accounting Bulletin 108 and as set forth in Note 1 to the Financial Statements in our Quarterly Report on Form 10-Q for the quarters ended June 30, 2011, and September 30, 2011, we revised our prior period financial statements to correct these errors. See Note 1 for more information.

Executive Overview

2011 Compared with 2010

TEP

TEP reported net income of $85 million in 2011 compared with $108 million in 2010. The decrease in net income was due primarily to: a decline in long-term wholesale margin revenues; a decrease in wholesale transmission revenues; an increase in Base O&M; higher depreciation expense; and an increase in interest expense. Those factors were partially offset by the recognition of a gain related to the settlement of a dispute with El Paso Electric. See Tucson Electric Power, Results of Operations below for more information.

UNS Gas and UNS Electric

UNS Gas reported net income of $10 million in 2011 compared with net income of $9 million in 2010. See UNS Gas, Results of Operations, below for more information.

UNS Electric reported net income of $18 million in 2011 compared with net income of $15 million in 2010. The increase is due in part to a Base Rate increase that took effect in October 2010. See UNS Electric, Results of Operations, below for more information.

Other Non-Reportable Segments

Millennium’s financial results are included in UniSource Energy’s Other Non-Reportable Segments. Millennium reported net income of $2 million in 2011 compared with a net loss of $13 million in 2010. Millennium’s results in the 2010 reflect losses related to the write-off of deferred taxes and impairment losses. See Other Non-Reportable Segments, Results of Operations, below, for more information.

2010 Compared with 2009

TEP

TEP reported net income of $108 million in 2010 compared with net income of $91 million in 2009. The increase was due primarily to: a $17 million decrease in depreciation and amortization expense resulting from a change in depreciation rates for TEP’s transmission assets, the purchase of Sundt Unit 4, and a decline in amortization on capital lease obligations (the decrease excludes adjustments made to depreciation and amortization in 2009 related to an investment in Springerville Unit 1 lease equity); operating benefits of $11 million related to the start of commercial operation of Springerville Unit 4 in December 2009; a $3 million decrease in Base O&M resulting from a decline in planned power plant maintenance outages, cost-containment efforts and lower pension and post retirement medical expense; and a $5 million decrease in retail margin revenues resulting from a 0.8% decrease in retail kWh sales.

UNS Gas and UNS Electric

UNS Gas reported net income of $9 million in 2010 compared with $7 million in 2009. The increase was due primarily to an increase in retail sales due to colder winter weather and an increase in Base Rates that took effect in April 2010.

UNS Electric reported net income of $15 million in 2010 compared with $11 million in 2009. The increase was due primarily to an increase in demand from a mining customer; the addition of a new industrial customer; and an increase in Base Rates that took effect in October 2010; and a pre-tax gain of $3 million related to the settlement of a dispute regarding wholesale energy transactions.

Other Non-Reportable Segments

Millennium recorded a net loss of $13 million in 2010 compared with net income of $2 million in 2009. The net loss in 2010 resulted from several factors, including the write-off of deferred tax assets and impairment losses on certain investments.

O&M

The table below summarizes the items included in UniSource Energy’s O&M expense.

	September 30,	September 30,	September 30,
	2011	2010	2009
	-Millions of Dollars-
TEP Base O&M (non-GAAP)(1)	$237	$228	$231
UNS Gas Base O&M (non-GAAP)(1)	24	25	25
UNS Electric Base O&M (non-GAAP)(1)	20	21	21
Consolidating Adjustments and Other (2)	(11)	(9)	(7)

UniSource Energy Base O&M (non-GAAP)	270	265	270
Reimbursed Expenses Related to Springerville Units 3 & 4	63	65	41
Expenses Related to Customer-Funded Renewable Energy and Demand Side Management Programs	46	40	23

Total UniSource Energy O&M (GAAP)	$379	$370	$334

(1)

Base O&M, a non-GAAP financial measure, should not be considered as an alternative to Other O&M, which is determined in accordance with GAAP. We believe Base O&M provides useful information to investors because it represents the fundamental level of operating and maintenance expense related to our core business. Base O&M excludes expenses that are directly offset by revenues collected from customers and other third parties.

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

	September 30,		September 30,	September 30,
Balances as of February 21, 2012	Cash and Cash Equivalents		Borrowings under Revolving Credit Facility(1)	Amount Available under Revolving Credit Facility
	-Millions of Dollars-
UniSource Energy Stand-Alone	$5		$52	$73
TEP	21		86	114
UNS Gas	40		—	70	(2)
UNS Electric	6		6	64	(2)
Other	6	(3)	N/A	N/A

Total	$78

(1)	Includes LOCs issued under revolving credit facilities.

(2)	Either UNS Gas or UNS Electric may borrow up to a maximum of $70 million; the total combined amount borrowed by both companies cannot exceed $100 million.

(3)	Includes cash and cash equivalents at Millennium and UED.

Short-term Investments

UniSource Energy’s short-term investment policy governs the investment of excess cash balances. We regularly review and update this policy in response to market conditions. As of December 31, 2011, UniSource Energy’s short-term investments included highly-rated and liquid money market funds, certificates of deposit, and commercial paper. These short-term investments are classified as Cash and Cash Equivalents on the Balance Sheet.

Access to Revolving Credit Facilities

UniSource Energy and its three primary subsidiaries have access to working capital through revolving credit agreements with lenders. Each of these agreements is a committed facility that expires in November 2016. The TEP and UNS Gas/UNS Electric Credit Agreements may be used for revolving borrowings as well as to issue letters of credit. TEP, UNS Gas, and UNS Electric each issue letters of credit from time to time to provide credit enhancement to counterparties for their power or gas procurement and hedging activities. The UniSource Credit Agreement also may be used to issue letters of credit for general corporate purposes.

We believe that we have sufficient liquidity under our revolving credit facilities to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk, Credit Risk, below.

Liquidity Outlook

In November 2011, UniSource Energy, TEP, UNS Gas, and UNS Electric each amended and extended their respective Credit Agreements that were due to expire in 2014 to extend the expiration dates to November 2016.

UniSource Energy Consolidated Cash Flows

	September 30,	September 30,	September 30,
	2011	2010	2009
	-Millions of Dollars-
Operating Activities	$337	$347	$347
Investing Activities	(327)	(305)	(297)
Financing Activities	(1)	(51)	(29)

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

Operating Activities

In 2011, net cash flows from operating activities were $10 million lower than they were in 2010 due to:

•	a $32 million increase in O&M costs due in part to higher planned generating plant outage costs, higher up-front incentive payments for customer-installed solar systems, and higher DSM payments; and

•	a $17 million increase in taxes other than income taxes paid due to a higher sales tax rate effective in June 2010 and sales taxes paid on higher retail kWh sales;

partially offset by

•

a $14 million increase in cash receipts from electric and gas sales, net of fuel and purchased energy costs. The increase was due in part to: a Base Rate increase at UNS Gas in April 2010; a Base Rate increase at UNS Electric in October 2010; an increase in retail electric sales; higher fuel and purchased power cost recoveries from UNS Electric customers; and higher sales tax collections from customers resulting from a 1% increase in the sales tax rate that took effect in June 2010; and

•	a $26 million decrease in income taxes paid net of income tax refunds due to lower taxable income resulting from bonus depreciation deductions.

Investing Activities

Net cash flows used for investing activities increased by $22 million in 2011. Capital expenditures during 2011 were $374 million compared with $331 million last year. TEP’s 2011 capital expenditures include $85 million related to construction of a new administrative headquarters. Capital expenditures in 2010 included the purchase of Sundt Unit 4 by TEP for $51 million. Investing activities in 2011 included a $13 million increase in proceeds from investments in Springerville lease debt.

Capital Expenditures Forecast

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Actual	Estimated
	2011	2012	2013	2014	2015	2016
		-Millions of Dollars-
TEP	$352	$289	$346	$379	$331	$418
UNS Gas	13	11	12	13	14	14
UNS Electric (1)	33	34	41	41	31	35
Consolidating Adjustments (2)	(24)	—	—	—	—	—

UniSource Energy Consolidated	$374	$334	$399	$433	$376	$467

(1)	UNS Electric purchased BMGS from UED for approximately $63 million in 2011. Since this is an inter-company transaction, it is not included in the chart, as it is eliminated from UniSource Energy consolidated capital expenditures. See UNS Electric, Factors Affecting Results of Operations, Rates, below, for more information.

(2)	Consolidating adjustments of approximately $24 million represent costs incurred during 2010 at UniSource Energy for the construction of a new administrative headquarters building. These costs were reimbursed to UniSource Energy when TEP purchased the building in November 2011.

TEP’s estimated capital expenditures exclude the potential purchase of interests in Springerville Unit 1 for $159 million and the potential purchase of interests in the Springerville Coal Handling Facilities for $120 million upon the expiration of their respective leases in January 2015.

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

Financing Activities

Net cash flows used for financing activities were $50 million lower in 2011 compared with 2010 primarily due to:

•	a $16 million increase in proceeds from the issuance of long-term debt (net of long-term debt repayments and issuance/retirement costs);

•	a $70 million increase in borrowings (net of repayments) under revolving credit facilities;

partially offset by

•	an $18 million increase in payments on capital lease obligations;

•	a $5 million increase in common stock dividends paid; and

•	a $7 million decrease in cash from other financing activities.

Capital Contributions

In July 2011, UniSource Energy contributed $20 million in capital to UNS Electric to help fund its purchase of BMGS from UED.

In December 2011, UniSource Energy contributed $30 million in capital to TEP.

In 2010, UED paid UniSource Energy a $9 million dividend, of which $4 million represented a return of capital distribution. UniSource Energy contributed $15 million in capital to TEP in 2010 to help fund the purchase of Sundt Unit 4.

See Other Non-Reportable Business Segments, UED and Tucson Electric Power Company, Liquidity and Capital Resources, below for more information.

UniSource Credit Agreement

In November 2011, UniSource Energy amended its existing credit agreement (the UniSource Credit Agreement). The UniSource Credit Agreement consists of a $125 million revolving credit and revolving letter of credit facility. The amendment extended the term of the UniSource Credit Agreement by two years to November 2016. As of December 31, 2011, there was $57 million outstanding at a weighted average interest rate of 2.0%.

The UniSource Credit Agreement restricts additional indebtedness, liens, mergers and sales of assets. The UniSource Credit Agreement also requires UniSource Energy to meet a minimum cash flow to interest coverage ratio determined on a UniSource Energy stand-alone basis. Additionally, UniSource Energy cannot exceed a maximum leverage ratio determined on a consolidated basis. Under the terms of the UniSource Credit Agreement, UniSource Energy may pay dividends so long as it maintains compliance with the agreement.

As of December 31, 2011, we were in compliance with the terms of the UniSource Credit Agreement.

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

Convertible Senior Notes

In March 2005, UniSource Energy issued $150 million of 4.50% Convertible Senior Notes due 2035. Each $1,000 of Convertible Senior Notes can be converted into 28.814 shares of UniSource Energy common stock at any time. The conversion ratio represents a conversion price of approximately $34.71 per share of common stock and is subject to adjustments including an adjustment to reduce the conversion price upon the payment of quarterly dividends in excess of $0.19 per share.

On December 28, 2011, UniSource Energy gave notice of a partial redemption of the Convertible Senior Notes by calling $35 million of the $150 million outstanding. The redemption period ended on January 12, 2012. Holders of the called Convertible Senior Notes had the option of converting their interests to common stock or redeeming the Convertible Senior Notes at par plus accrued interest. The notes were convertible into shares of UniSource Energy’s common stock at a conversion rate of 28.814 shares per $1,000 principal amount of Convertible Senior Notes. Approximately $33.5 million of the Convertible Senior Notes selected for redemption converted their interests into approximately 964,000 shares of UniSource Energy’s common stock. The remaining $1.5 million was redeemed for cash on January 12, 2012.

The closing price of UniSource Energy’s Common Stock was $37.76 on February 21, 2012.

UniSource Energy has the option to redeem the remaining Convertible Senior Notes, in whole or in part, for cash, at a price equal to 100% of the principal amount plus accrued and unpaid interest. Holders of the Convertible Senior Notes will have the right to require UniSource Energy to repurchase the Convertible Senior Notes, in whole or in part, for cash on March 1, 2015, 2020, 2025 and 2030, or if certain specified fundamental changes involving UniSource Energy occur. The repurchase price will be 100% of the principal amount of the remaining notes plus accrued and unpaid interest.

Contractual Obligations

The following chart displays UniSource Energy’s consolidated contractual obligations by maturity and by type of obligation as of December 31, 2011.

	000000	000000	000000	000000	000000	000000	000000	000000
UniSource Energy’s Contractual Obligations - Millions of Dollars -
Payment Due in Years Ending December 31,	2012	2013	2014	2015	2016	2017 and after	Other	Total
Long Term Debt
Principal(1) (9)	$—	$—	$37	$130	$235	$1,115	$—	$1,517
Interest(2)	73	73	73	73	67	728	—	1,087
Capital Lease Obligations(3)	118	122	195	23	18	61	—	537
Operating Leases	2	2	2	1	1	10	—	18
Purchase Obligations:
Fuel(4)	107	71	68	50	47	96	—	439
Purchased Power	83	61	48	16	16	227	—	451
Transmission	7	5	5	4	4	23	—	48
Other Long-Term Liabilities(5):
Pension & Other Post Retirement Obligations(6)	28	5	6	6	6	34	—	85
Acquisition of Springerville Coal Handling and Common Facilities(7)	—	—	—	120	—	106	—	226
Solar Equipment(8)	12	12	—	—	—	—	—	24
Unrecognized Tax Benefits	—	—	—	—	—	—	29	29

Total Contractual Cash Obligations	$430	$351	$434	$423	$394	$2,400	$29	$4,461

(1)

TEP’s variable rate IDBs are secured by letters of credit issued pursuant to the TEP Credit Agreement, which expires in 2016, and 2010 Reimbursement Agreement, which expires in 2014. Although the variable rate IDBs mature between 2018 and 2032, the above maturity reflects a redemption or repurchase of such bonds as though the letters of credit terminate without replacement upon expiration of the TEP Credit Agreement in 2016 and the 2010 Reimbursement Agreement in 2014.

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

(6)

These obligations represent TEP’s and UES’ expected contributions to pension plans in 2012, TEP’s expected benefit payments for its unfunded Supplemental Executive Retirement Plan and TEP’s expected postretirement benefit costs to cover medical and life insurance claims as determined by the plans’ actuaries. TEP and UES do not know and have not included pension contributions beyond 2012 for their funded pension plans due to the significant impact that returns on plan assets and changes in discount rates might have on such amounts. TEP previously funded the postretirement benefit plan on a pay-as-you-go basis. In 2009, TEP established a VEBA Trust to partially fund expected future benefits for union employees. Benefit payments are not expected to be made from the Trust for several years. The 2012 obligation includes expected VEBA contributions. VEBA contributions for periods beyond 2012 cannot be determined at this time.

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

(8)

TEP has a commitment to purchase 9 MW of photovoltaic equipment through December 2013. 6 MW were approved by the ACC, and 3 MW remain subject to ACC approval, which is expected in the fourth quarter of 2012.

(9)

In January 2012, UniSource Energy redeemed $35 million of its convertible senior notes. Pursuant to the redemption, substantially all of the notes were converted into approximately 1 million shares of UniSource Energy Common Stock.

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

Dividends on Common Stock

On February 24, 2012, UniSource Energy declared a first quarter cash dividend of $0.43 per share on its common stock. The first quarter dividend, totaling approximately $16 million, will be paid March 22, 2012 to shareholders of record at the close of business March 12, 2012. The table below summarizes UniSource Energy’s dividends paid in 2009 through 2011.

	September 30,	September 30,	September 30,
	2011	2010	2009
Quarterly Dividend Per Common Share	$0.42	$0.39	$0.29
Annual Dividend Per Common Share	$1.68	$1.56	$1.16
Common Stock Dividends Paid	$62 million	$57 million	$41 million

Income Tax Position

As of December 31, 2011, UniSource Energy and TEP had the following carry-forward amounts:

	September 30,	September 30,	September 30,	September 30,
	UniSource Energy		TEP
	Amount	Expiring Year	Amount	Expiring Year
	-Amounts in Millions of Dollars-
Capital Loss	$8	2015	$—	—
Federal Net Operating Loss	230	2031	212	2031
State Net Operating Loss	—	2016	13	2016
State Credits	1	2016	2	2016
AMT Credit	43	None	25	None

The 2010 Federal Tax Relief Act includes provisions that make qualified property placed into service between September 8, 2010 and January 1, 2012 eligible for 100% bonus depreciation for tax purposes. The same law makes qualified property placed in service during 2012 eligible for 50% bonus depreciation for tax purposes. This is an acceleration of tax benefits UniSource Energy otherwise would have received over 20 years. As a result of these provisions, UniSource Energy did not pay any federal income taxes for the tax year 2011 and does not expect to pay any federal income taxes for 2012.

TUCSON ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS

Executive Summary

TEP’s financial condition and results of operations are the principal factors affecting the financial condition and results of operations of UniSource Energy. The following discussion relates to TEP’s utility operations, unless otherwise noted.

2011 Compared with 2010

TEP recorded net income of $85 million in 2011 compared with $108 million in 2010. The following factors contributed to the decrease in TEP’s net income:

•	a $15 million decline in long-term wholesale margin revenues resulting primarily from a change in the pricing of energy sold under the SRP wholesale contract effective June 1, 2011;

•	a $5 million decrease in wholesale transmission revenues. In the first quarter of 2010, transmission revenues benefitted from the temporary sale of transmission capacity to SRP;

•	an $9 million increase in Base O&M primarily due to TEP’s share of planned generating plant maintenance expense at San Juan; and

•	a $5 million increase in depreciation expense as a result of an increase in plant-in-service;

partially offset by

•	a $7 million pre-tax gain related to the settlement of a dispute with El Paso Electric; and

•	a $3 million loss recorded in 2010 related to the settlement of disputed wholesale power transactions.

2010 Compared with 2009

TEP recorded net income of $108 million in 2010 compared with net income of $91 million in 2009. The following factors contributed to the change in TEP’s net income:

•

$11 million of pre-tax benefits recognized by TEP related primarily to Springerville Unit 4 for operating fees and contributions toward common facility costs received from the owner of Springerville Unit 4. Commercial operation of the unit began in December 2009. See Factors Affecting Results of Operations, Springerville Units 3 and 4, below for more information;

•

a $10 million decrease in depreciation expense due to lower depreciation rates on TEP’s transmission assets and a lengthened depreciation period for leasehold improvements at Sundt Unit 4, partially offset by depreciation related to an increase in plant-in-service. The decrease excludes a $7 million adjustment that increased depreciation expense in the second quarter of 2009, related to a change in accounting for TEP’s investment in Springerville Unit 1 lease equity. See Factors Affecting Results of Operations, below for more information;

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

•

a $6 million increase in interest expense on long-term debt due primarily to the conversion of $130 million of debt from a variable rate to a fixed rate. Although the fixed interest rate is higher than the variable interest rate that was in effect at the time of the conversion, the fixed rate conversion reduced TEP’s future interest rate risk and provided other benefits; and

•

a $5 million decrease in total retail margin revenues. Weather, the implementation of energy efficiency measures and weak economic conditions contributed to a 0.8% decrease in kWh sales compared with 2009. Cooling Degree Days during 2010 were 3.5% below 2009.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
Energy Sales, kWh (in millions)	2011	2010	2011 vs. 2010 % Change*	2009	2010 vs. 2009 % Change*
Electric Retail Sales:
Residential	3,888	3,870	0.5%	3,906	(0.9%)
Commercial	1,973	1,963	0.5%	1,988	(1.3%)
Industrial	2,145	2,139	0.3%	2,161	(1.0%)
Mining	1,083	1,079	0.3%	1,065	1.4%
Public Authorities	243	241	1.1%	251	(4.1%)

Total Electric Retail Sales	9,332	9,292	0.4%	9,371	(0.8%)

Retail Margin Revenues (in millions):
Residential	$252	$252	0.2%	$254	(0.9%)
Commercial	160	159	0.6%	160	(0.5%)
Industrial	95	97	(2.1%)	100	(3.1%)
Mining	32	31	1.9%	30	3.0%
Public Authorities	12	12	0.8%	12	(2.4%)

Total Retail Margin Revenues (Non-GAAP)**	$551	$551	0.0%	$556	(1.0%)
PPFAC Revenues	307	279	9.6%	287	(2.2%)
RES and DSM Revenues	46	38	23.3%	25	48.8%

Total Retail Revenues (GAAP)	$904	$868	4.1%	$868	0.1%

Avg. Retail Margin Revenue (cents / kWh):
Residential	6.48	6.50	(0.3%)	6.49	0.2%
Commercial	8.11	8.10	0.1%	8.04	0.8%
Industrial	4.42	4.53	(2.4%)	4.62	(2.1%)
Mining	2.92	2.87	1.7%	2.82	1.6%
Public Authorities	5.05	5.07	(0.4%)	4.98	1.7%

Avg. Retail Margin Revenue / kWh	5.90	5.93	(0.5%)	5.93	(0.1%)
Avg. PPFAC Revenue / kWh	3.29	3.01	9.3%	3.05	(1.4%)
Avg. RES & DSM Revenue / kWh	0.50	0.41	22.0%	0.27	50.0%

Total Avg. Retail Revenue / kWh	9.69	9.35	3.7%	9.25	0.9%

Cooling Degree Days
Actual	1,528	1,543	(1.0%)	1,599	(3.5%)
10-Year Average	1,473	1,468	NM	1,469	NM

Heating Degree Days
Actual	1,597	1,469	8.7%	1,287	14.1%
10-Year Average	1,417	1,430	NM	1,434	NM

*	Percent change calculated on un-rounded data; may not correspond to data shown in table.

**	Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Net Electric Retail Sales, which is determined in accordance with GAAP. Retail Margin Revenues excludes: (i) revenues collected from retail customers that are directly offset by expenses recorded in other line items; and (ii) revenues collected from third parties that are unrelated to kWh sales to retail customers. We believe the change in Retail Margin Revenues between periods provides useful information to investors because it demonstrates the underlying revenue trend and performance of our core utility business. Retail Margin Revenues represents the portion of retail operating revenues available to cover the operating expenses of our core utility business.

Residential

In 2011, residential kWh sales increased by 0.5% compared with 2010 due in part to a 0.2% increase in the number of residential customers. Residential margin revenues in 2011 were unchanged compared with 2010.

Commercial

Commercial kWh sales increased by 0.5% compared with 2010 due primarily to a 0.6% increase in the number of commercial customers. Commercial margin revenues increased by $1 million, or 0.6%, compared with 2010.

Industrial

Industrial kWh sales increased by 0.3% in 2011 compared with 2010, while margin revenues declined by 2.1%. The decline in margin revenues, despite higher kWh sales, resulted from a change in usage patterns by certain industrial customers that reduced their demand charges paid to TEP.

Mining

The continuation of high copper prices led to increased mining activity, resulting in a 0.3% increase in sales volumes in 2011 compared with 2010. Margin revenues from mining customers increased by 1.9% over 2010, due to higher energy consumption and changing usage patterns which resulted in higher demand charges paid to TEP.

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

Wholesale Sales and Transmission Revenues

	September 30,	September 30,	September 30,
	2011	2010	2009
Long-Term Wholesale Revenues:	-Millions of Dollars-
Long-Term Wholesale Margin Revenues (Non-GAAP)*	$13	$28	$25
Fuel and Purchased Power Expense Allocated to Long- Term Wholesale Revenues	28	28	23

Total Long-Term Wholesale Revenues	$41	$56	$48
Transmission Revenues	16	21	19
Short-Term Wholesale Revenues	73	64	86

Electric Wholesale Sales (GAAP)	$130	$141	$153

*	Long-Term Wholesale Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Electric Wholesale Sales, which is determined in accordance with GAAP. We believe the change in Long-Term Wholesale Margin Revenues between periods provides useful information to investors because it demonstrates the underlying profitability of TEP’s long-term wholesale sales contracts. Long-Term Wholesale Margin Revenues represents the portion of long-term wholesale revenues available to cover the operating expenses of our core utility business.

Long-term wholesale margin revenues from long-term wholesale contracts were $15 million lower than in 2010. The decrease was due primarily to a change in pricing under the SRP contract. See Factors Affecting Results of Operations, Long-Term Wholesale Sales, Salt River Project, below, for more information.

Wholesale transmission revenues in 2011 decreased by $5 million compared with 2010. In 2010, TEP provided short-term transmission capacity to SRP for Springerville Unit 4.

TEP credits all revenues from short-term wholesale sales and 90% of the margin on wholesale trading activity against the fuel and purchased power costs eligible for recovery in the PPFAC. There was no wholesale trading activity in 2009, 2010 and 2011.

In April 2010, TEP settled all remaining claims arising from certain of its transactions with the California Power Exchange (CPX) and the California Independent System Operator (CISO) during the California energy crisis of 2000 and 2001. As a result of this settlement, TEP recorded a $3 million pre-tax charge against income in the first quarter of 2010. In December 2009, TEP recorded a pre-tax charge of $4 million against income also related to transactions with the CPX and CISO in 2000 and 2001.

Other Revenues

	September 30,	September 30,	September 30,
	2011	2010	2009
	-Millions of Dollars-
Revenue related to Springerville Units 3 and 4(1)	$97	$97	$60
Other Revenue	26	22	23

Total Other Revenue	$123	$119	$83

(1)	Represents reimbursements for expenses incurred by TEP related to the operation of Springerville Units 3 and 4.

In addition to reimbursements related to Springerville Units 3 and 4, TEP’s other revenues include: inter-company revenues from UNS Gas and UNS Electric for corporate services provided by TEP; and miscellaneous service-related revenues such as power pole attachments, damage claims and customer late fees.

Operating Expenses

2011 Compared with 2010

Fuel and Purchased Power Expense

TEP’s fuel and purchased power expense and energy resources for 2011, 2010 and 2009 are detailed below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
TEP	Generation and Purchased Power			Fuel and Purchased Power Expense
	2011	2010	2009	2011	2010	2009
	-Millions of kWh-			-Millions of Dollars-
Coal-Fired Generation	9,946	9,481	9,272	$254	$217	$198
Gas-Fired Generation	929	1,078	992	55	60	76
Renewable Generation	37	32	30	—	—	—

Total Generation	10,912	10,591	10,294	309	277	274
Purchased Power	2,687	2,846	3,810	106	119	145
Reimbursed Fuel Expense	—	—	—	8	7	5
Transmission	—	—	—	(1)	3	3
Increase (Decrease) to Reflect PPFAC Treatment	—	—	—	(6)	(21)	(18)

Total Resources	13,599	13,437	14,104	$416	$385	$409

Less Line Losses and Company Use	(795)	(876)	(941)

Total Energy Sold	12,804	12,561	13,163

Generation

Total generating output increased during 2011 compared with 2010. The higher output was primarily due to the increased availability of TEP’s largest coal-fired generating plants, Springerville Units 1 and 2. In 2010, Springerville Units 1 and 2 experienced unplanned outages, in addition to a planned maintenance outage at Springerville Unit 1.

Purchased Power

Purchased power volumes decreased in 2011 compared with 2010. The lower volume of power purchases was primarily due to the increased availability of TEP’s coal-fired generating resources.

The table below summarizes TEP’s cost per kWh generated or purchased.

	September 30,	September 30,	September 30,
	2011	2010	2009
	-cents per kWh generated-
Coal	2.56	2.29	2.14
Gas	5.99	5.58	7.66
Purchased Power	3.94	4.17	3.79

Market Prices

As a participant in the western U.S. wholesale power markets, TEP is affected by changes in market conditions. We cannot predict whether changes in various factors that influence demand and supply will cause prices to change during 2012.

September 30,
Average Market Price for Around-the-Clock Energy	$/MWh
2011	$30
2010	34
2009	$30

September 30,
Average Market Price for Natural Gas	$/MMBtu
2011	$3.89
2010	4.18
2009	$3.34

O&M

The table below summarizes the items included in TEP’s O&M expense.

	September 30,	September 30,	September 30,
	2011	2010	2009
	-Millions of Dollars-
Base O&M (Non-GAAP)(1)	$237	$228	$231
O&M recorded in Other Expense	(8)	(7)	(7)
Reimbursed expenses related to Springerville Units 3 and 4	63	65	41
Expenses related to customer funded renewable energy and DSM programs	39	31	18

Total O&M (GAAP)	$331	$317	$283

(1)

Base O&M, a non-GAAP financial measure, should not be considered as an alternative to Other O&M, which is determined in accordance with GAAP. We believe Base O&M provides useful information to investors because it represents the fundamental level of operating and maintenance expense related to our business. Base O&M excludes expenses that are directly offset by revenues collected from customers and other third parties.

TEP’s base O&M expense in 2011 was $237 million, or $9 million above 2010. The increase is due primarily to unplanned outages at San Juan in 2011.

Income Tax Expense

In 2011, TEP’s effective tax rate was 38% compared with 36% in 2010. The increase is primarily due to a decrease in federal deductions along with federal and state tax credits. See Note 8 for more information.

2010 Compared with 2009

Generation

Coal-related fuel expense in 2010 increased by $19 million compared with 2009 due primarily to the switching of fuel at Sundt Unit 4 from natural gas to coal. TEP fueled Sundt 4 on coal for eight months in 2010, compared with two months in 2009. Gas-related fuel expense decreased in 2010 due primarily to a decrease in realized losses on gas hedging activities.

Purchased Power

Purchased power volumes and expense during 2010 were lower than 2009 due to a decrease in short-term wholesale sales activity, an increase in coal-fired generating output, and a decline in retail sales volumes.

O&M

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

Springerville Units 3 and 4

TEP operates and receives annual benefits in the form of rental payments and other fees and cost savings from operating Springerville Unit 3 on behalf of Tri-State and Springerville Unit 4 on behalf of SRP. Springerville Unit 4 began commercial operations in December 2009. TEP recorded pre-tax income of $24 million in 2011 and 2010, and $13 million in 2009 related to the operation of these units. The table below summarizes the income statement line items where TEP records revenues and expenses related to Springerville Units 3 and 4.

	September 30,	September 30,	September 30,
	2011	2010	2009
	-Millions of Dollars-
Other Revenues	$97	$97	$60
Fuel Expense	(8)	(7)	(5)
Operations and Maintenance Expense	(63)	(65)	(41)
Taxes Other Than Income Taxes	(2)	(1)	(1)

Total Pre-Tax Income	$24	$24	$13

Pension and Postretirement Benefit Expense

The table below summarizes TEP’s pension and other postretirement benefit expenses charged to O&M in 2009, 2010, and 2011. See Note 9 for more information.

	September 30,	September 30,	September 30,
	2011	2010	2009
	-Millions of Dollars-
Pension Expense Charged to O&M	$10	$9	$12
Other Postretirement Benefit Expense Charged to O&M	4	4	4

Total	$14	$13	$16

In 2012, TEP expects to charge $10 million of pension and $5 million of other postretirement benefit expense to O&M.

Long-Term Wholesale Sales

In 2011 and 2010, TEP’s margin on long-term wholesale sales was $13 million and $28 million, respectively. TEP’s two primary long-term wholesale contracts are with SRP and NTUA.

Salt River Project

Prior to June 1, 2011, under the terms of the SRP contract, TEP received a monthly demand charge of approximately $1.8 million, or $22 million annually, and sold the energy at a price based on TEP’s average fuel cost. From June 1, 2011 to December 31, 2011, SRP was required to purchase 73,000 MWh per month. From January 1, 2012 through the end of the contract in May 2016, SRP is required to purchase 500,000 MWh of on-peak energy per year. TEP does not receive a demand charge and the price of energy is based on a discount to the price of on-peak power on Palo Verde Market Index. As of February 21, 2012, the average forward price of on-peak power on the Palo Verde Market Index for the calendar year 2012 was $30.33 MWh.

Navajo Tribal Utility Authority

TEP serves the portion of NTUA’s load that is not served from NTUA’s allocation of federal hydroelectric power. Over the last three years, sales to NTUA averaged 225,000 MWh. Since 2010, the price of 50% of the MWh sales from June to September has been based on the Palo Verde Market Index. In 2011, approximately 12% of the total energy sold to NTUA was priced based on the Palo Verde Market Index. The remaining power sales occur at a fixed price under TEP’s contract with NTUA.

For more information on long-term wholesale sales, see Item. 1 Business, TEP, Service Area and Customers, Wholesale Business.

Electric Energy Efficiency Standards (EE Standards)

In August 2010, the ACC approved new EE Standards designed to require TEP, UNS Electric and other affected electric utilities to implement cost-effective programs to reduce customers’ energy consumption. In 2011, TEP’s programs saved energy equal to approximately 1.4% of its 2010 sales. In 2012, the EE Standards target total kWh savings of 3% of 2011 sales. The EE Standards increase annually thereafter up to a targeted cumulative annual reduction in retail kWh sales of 22% by 2020.

The EE Standards can be met by new and existing DSM programs, direct load control programs and energy efficient building codes. The EE Standards provide for the recovery of costs incurred to implement DSM programs. TEP’s programs and Retail Rates charged to customers for such programs are subject to annual approval by the ACC.

In January 2012, TEP filed a modification to its Energy Efficiency Implementation Plan with the ACC. The proposal includes a request for an increase in the performance incentive based on TEP’s ability to meet the EE targets for 2012 and for 2013. TEP’s proposed annual performance incentive for 2012 and 2013 ranges from $6 million to $8 million. TEP expects the ACC to issue a decision on this matter in the first quarter of 2012.

Decoupling

In December 2010, the ACC issued a policy statement recognizing the need to adopt rate decoupling or another mechanism to make Arizona’s EE Standards viable. A decoupling mechanism is designed to encourage energy conservation by restructuring utility Retail Rates to separate the recovery of fixed costs from the level of energy consumed. The policy statement allows affected utilities to file rate decoupling proposals in their next general rate case. TEP expects to file its next general rate case on or after June 30, 2012.

Competition

New technological developments and the implementation of EE Standards may reduce energy consumption by TEP’s retail customers. TEP’s customers also have the ability to install renewable energy technologies and conventional generation units that could reduce their reliance on TEP’s services. Self-generation by TEP’s customers has not had a significant impact to date. In the wholesale market, TEP competes with other utilities, power marketers and independent power producers in the sale of electric capacity and energy. See Item 1. Business, TEP, Rates and Regulation, Electric Energy Efficiency Standards and Decoupling for more information.

Renewable Energy Standard and Tariff

In 2010, the ACC approved a funding mechanism that allows TEP to recover operating costs, depreciation, property taxes, and a return on investments in company-owned solar projects through RES funds until such costs are reflected in TEP’s Base Rates. TEP invested $14 million in two solar projects that were completed in December 2010 and began cost recovery through the RES surcharge in January 2011. During 2011, TEP earned approximately $1 million pre-tax on its 2010 investment in solar projects. In accordance with the funding mechanism approved by the ACC in 2010, TEP could earn approximately $1 million pre-tax in 2012 on solar investments made in 2010 and 2011.

In December 2011, the ACC approved TEP’s RES implementation plan including investments of $28 million in 2012 and $8 million in 2013 for company-owned solar projects. In 2011, TEP’s renewable energy investments totaled $28 million. In accordance with the funding mechanism approved by the ACC, TEP could earn approximately $1 million pre-tax in 2012 on solar investments made in 2010 and 2011 and approximately $4 million pre-tax in 2013. For more information see Item 1. Business, TEP, Rates and Regulation, Renewable Energy Standard and Tariff.

Sales to Mining Customers

The continuation of copper prices of $3 per pound has led to increased mining activity at the copper mines operating in TEP’s service area. TEP’s mining customers have indicated they are taking initial steps to increase production either through expansion of their current mining operations or by the re-opening of non-operational mine sites. If efforts to increase production are successful, TEP’s mining load could increase by up to 100 MW over the next several years. The market price for copper and the ability to obtain necessary permits could affect the mining industry’s expansion plans.

In 2011, sales to TEP’s mining customers increased 0.3% compared with 2010 and represented 11% of TEP’s total retail kWh sales and 6% of total retail margin revenues.

In addition to the mining customers TEP currently serves, in 2007, Augusta Resources Corporation (Augusta) filed a plan of operations with the United States Forest Service (USFS) for the proposed Rosemont Copper Mine near Tucson, Arizona. The Rosemont mine requires electric service from TEP via a 138kV transmission line for the construction and ongoing operation of the mine. A certificate of environmental compatibility (CEC) from the ACC’s line siting committee was approved in December 2011 for the 138 kV transmission line. Appeals have been filed relative to the issuance of the CEC. If the Rosemont Copper Mine reaches full production, it would become TEP’s largest retail customer. TEP would serve approximately 100 MW of the Rosemont Copper Mine’s total estimated load of approximately 110 MW.

TEP cannot predict if or when existing mines will expand operations or new or re-opened mines will commence operations.

Interest Rates

TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations, as well as borrowings under its revolving credit facility. As a result, TEP may be required to pay significantly higher rates of interest on outstanding variable rate debt and borrowings under its revolving credit facility. At December 31, 2011 TEP had $215 million in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest payable under the indentures for the bonds is 10% on the $37 million of bonds and 20% on the other $178 million. During 2011, the average rates paid ranged from 0.05% to 0.34%. At February 21, 2012, the average rate on the debt was 0.26%.

TEP has a fixed-for-floating interest rate swap in place to hedge $50 million of its variable rate IDBs.

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

San Juan Mine Fire

In September 2011, a fire at the underground mine that provides coal to San Juan caused mining operations to shut down. TEP owns approximately 20% of San Juan, which is operated by PNM. As we are unable to predict when operations will resume at the mine, we and the other owners of San Juan are considering alternatives for operating the facility.

However, based on information we have received to date, we do not expect the mine fire to have a material effect on our financial condition, results of operations, or cash flows due to the current inventory of previously mined coal and the current low market price of wholesale power. TEP expects that any incremental fuel and purchased power costs would be recoverable from customers through the PPFAC, subject to ACC approval.

Fair Value Measurements

TEP’s income statement exposure to risk is mitigated as TEP reports the change in fair value of energy contract derivatives as a regulatory asset or a regulatory liability, or as a component of AOCI rather than in the income statement. See Note 11 for more information.

LIQUIDITY AND CAPITAL RESOURCES

TEP Cash Flows

The table below shows the cash available to TEP after capital expenditures, scheduled debt payments and payments on capital lease obligations:

	September 30,	September 30,	September 30,
	2011	2010	2009
Net Cash Flows – Operating Activities (GAAP)	$268	$302	$268
Amounts from Statements of Cash Flows:
Less: Capital Expenditures (1)	(352)	(277)	(240)

Net Cash Flows after Capital Expenditures (Non-GAAP)*	(84)	25	28
Amounts From Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(74)	(56)	(24)
Plus: Proceeds from Investment in Lease Debt	38	26	13

Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (Non-GAAP)*	$(120)	$(5)	$17

(1)	2010 includes a $51 million payment for the purchase of Sundt Unit 4 lease equity.

	September 30,	September 30,	September 30,
	2011	2010	2009
Net Cash Flows – Operating Activities (GAAP)	$268	$302	$268
Net Cash Flows – Investing Activities (GAAP)	(312)	(253)	(250)
Net Cash Flows – Financing Activities (GAAP)	51	(52)	(29)
Net Cash Flows after Capital Expenditures (Non-GAAP)*	(84)	25	28
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (Non-GAAP)*	(120)	(5)	17

*	Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations, both non-GAAP measures of liquidity, should not be considered as alternatives to Net Cash Flows - Operating Activities, which is determined in accordance with GAAP. We believe that Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations provide useful information to investors as measures of TEP’s ability to fund capital requirements, make required principal payments on debt and capital lease obligations (net), and pay dividends to UniSource Energy.

Liquidity Outlook

During 2012, TEP expects to generate sufficient internal cash flows to fund the majority of its capital expenditures and operating activities. Cash flows may vary during the year, with cash flow from operations typically the lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load. As a result of the varied seasonal cash flow, TEP will use, as needed, its revolving credit facility to fund its business activities.

Operating Activities

In 2011, net cash flows from operating activities decreased by $34 million compared with 2010. Net cash flows were impacted by:

•	a $38 million increase in O&M costs due in part to higher generating plant outage costs, higher up-front incentive payments for customer-installed solar systems, and higher DSM payments;

•	a $5 million increase in taxes other than income taxes due to a higher sales tax rate effective in June 2010 and sales taxes paid on higher retail kWh sales; and

•	a $10 million decrease in cash receipts from electric sales, net of fuel and purchased power costs. This decrease was due to higher coal costs and lower long-term wholesale margins compared with 2010;

partially offset by

•	a $17 million decrease in income taxes paid due to lower taxable income resulting from bonus depreciation deductions.

Investing Activities

Net cash flows used for investing activities increased by $59 million in 2011 compared with 2010. Capital expenditures during 2011 were $75 million higher than in 2010, which was partially offset by a $13 million increase in proceeds from the return of investment in Springerville lease debt.

Capital Expenditures

TEP’s forecasted capital expenditures are summarized below:

	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2013	2014	2015	2016
	-Millions of Dollars-
Transmission and Distribution	$158	$179	$129	$99	$118
Generation Facilities	57	80	93	72	169
Renewable Energy Generation	32	30	30	30	30
Environmental	2	19	89	94	64
General and Other	40	38	38	36	37

Total	$289	$346	$379	$331	$418

TEP’s estimated capital expenditures in 2015 exclude the potential $159 million purchase of interests in Springerville Unit 1 and the potential $120 million purchase of interests in Springerville Coal Handling Facilities upon the expiration of their respective leases in January 2015. See Capital Lease Obligations, below for more information.

TEP’s capital expenditures also exclude the estimated cost to construct a proposed Tucson to Nogales, Arizona 345 KV transmission line of $120 million. See Item 1. Business, TEP, Transmission Access, Tucson to Nogales Transmission Line for more information.

All of these estimates are subject to continuing review and adjustment. Actual capital expenditures may be different from these estimates due to changes in business conditions, construction schedules, environmental requirements, state or federal regulations and other factors.

Investments in Springerville Lease Debt

At December 31, 2011, TEP had $29 million of investments in lease debt on its balance sheet. Unless TEP makes new investments in lease debt, the investment in lease debt balance declines over time due to the amortization of lease debt that occurs as a result of the normal payments TEP makes on its capital lease obligations. The Springerville Unit 1 and Springerville Coal Handling Facilities leases expire in 2015.

See Note 6 for more information.

Financing Activities

In 2011, net cash from financing activities was $103 million higher than in 2010 due to: a $45 million increase in borrowings (net of repayments) under TEP’s revolving credit facility; a $15 million increase in capital contributions from UniSource Energy in 2011; and a $60 million reduction in dividends paid to UniSource Energy during 2011; partially offset by an $18 million increase in payments on capital lease obligations.

TEP Credit Agreement

In November 2011, TEP amended and extended its existing credit agreement (the TEP Credit Agreement). The TEP Credit Agreement consisted of a $200 million revolving credit and revolving letter of credit facility and a $341 million letter of credit facility to support variable rate tax-exempt bonds. The amendment extended the term of the TEP Credit Agreement by two years to November 2016.

In December 2011, TEP reduced its letter of credit facility from $341 million to $186 million, following the repurchase of $150 million of variable rate IDBs and the cancellation of $155 million of LOCs supporting those bonds. The TEP Credit Agreement is secured by $386 million of Mortgage Bonds. See 2011 Bond Issuances, Purchase and Redemptions, below.

At December 31, 2011, TEP had $10 million in borrowings outstanding and $1 million of letters of credit issued under the revolving credit facility.

The TEP Credit Agreement contains restrictions on liens, mergers and sale of assets. The TEP Credit Agreement also requires TEP not to exceed a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UniSource Energy. As of December 31, 2011, TEP was in compliance with the terms of the TEP Credit Agreement.

TEP Reimbursement Agreement

In December 2010, TEP entered into a four-year $37 million reimbursement agreement (2010 TEP Reimbursement Agreement). A $37 million letter of credit was issued pursuant to the 2010 TEP Reimbursement Agreement. The letter of credit supports $37 million aggregate principal amount of variable rate tax-exempt IDBs that were issued on behalf of TEP in December 2010.

The 2010 TEP Reimbursement Agreement contains substantially the same restrictive covenants as the TEP Credit Agreement described above. As of December 31, 2011, TEP was in compliance with the terms of the 2010 TEP Reimbursement Agreement.

Capital Contribution from UniSource Energy

In December 2011, UniSource Energy contributed $30 million of capital to TEP.

In March 2010, UniSource Energy contributed $15 million of capital to TEP. TEP used the proceeds to help fund the purchase of Sundt Unit 4.

In March 2009, UniSource Energy contributed $30 million of capital to TEP. TEP used the proceeds to purchase Springerville Unit 1 lease debt.

2011 Bond Issuances, Purchases and Redemptions

In November 2011, TEP issued $250 million in unsecured notes due in November 2021 (TEP Notes). The TEP Notes bear interest at 5.15% and are callable prior to August 2021 with a make-whole redemption premium. The TEP Notes contain a limitation on the amount of secured debt that TEP may have outstanding. TEP used the net proceeds from the sale of the TEP Notes to (i) repurchase $150 million of its tax-exempt variable rate bonds, (ii) redeem approximately $22 million of fixed rate bonds with a coupon of 6.1% and (iii) repay $78 million on its revolving credit facility.

The $150 million of tax-exempt variable rate debt purchased by TEP was not retired but will be held in treasury and may be reissued or refunded in the future.

2010 Bond Issuances

In 2010, $137 million of tax-exempt bonds were issued on behalf of TEP, with $37 million of such bonds being applied to redeem a corresponding amount of outstanding tax-exempt bonds. In addition, in 2010 TEP converted the interest rate mode on $100 million of tax-exempt bonds from a variable rate to a fixed rate.

Tax-Exempt Bonds

TEP has financed a substantial portion of utility plant assets with revenue bonds issued by governmental entities on TEP’s behalf. The interest on these bonds is excluded from gross income of the bondholder for federal income tax purposes. The proceeds of the bonds are loaned to TEP, with TEP agreeing to repay the loans by making payments in amounts and at times to enable payments of principal of and interest on the tax-exempt bonds to be paid when due. Of the $831 million of tax-exempt bonds outstanding as of December 31, 2011, $616 million are unsecured and bear interest at fixed rates and $215 million are variable rate bonds. The variable rate bonds accrue interest at a weekly rate, with bondholders having the right to require their bonds to be purchased upon demand at a purchase price of par plus accrued interest. Variable rate bonds which have been put for purchase are generally remarketed to third parties to pay the purchase price. Payments of principal, interest and purchase price on the variable rate bonds are supported by direct-pay letters of credit, with TEP being required to reimburse the letter of credit banks for drawings on the letters of credit. See TEP Credit Agreement and TEP Reimbursement Agreement for more information.

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

At December 31, 2011, TEP had a total of $423 million in outstanding Mortgage Bonds, consisting of $386 million in bonds securing the TEP Credit Agreement, and $37 million in bonds securing the 2010 TEP Reimbursement Agreement.

Capital Lease Obligations

At December 31, 2011, TEP had $430 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease amounts in each of the obligations.

	September 30,	September 30,	September 30,
Leases	Capital Lease Obligation Balance	Expiration	Renewal/Purchase Option
	-Millions of Dollars-
Springerville Unit 1 (1)	$253	2015	Fair market value purchase option of $159 million
Springerville Coal Handling Facilities Lease	65	2015	Fixed price purchase option of $120 million(2)
Springerville Common Facilities(3)	112	2017 and 2021	Fixed price purchase option of $106 million(2)

Total Capital Lease Obligations	$430

(1)	The Springerville Unit 1 Leases cover both Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.

(2)	TEP agreed with Tri-State, the owner of Springerville Unit 3 and SRP, the owner of Springerville Unit 4, that if the Springerville Coal Handling Facilities and Common Leases are not renewed, TEP will exercise the purchase options under these contracts. SRP will then be obligated to buy a portion of these facilities and Tri State will then be obligated to either 1) buy a portion of these facilities; or 2) continue making payments to TEP for the use of these facilities.

(3)	The Springerville Common Facilities Leases cover an undivided one-half interest in certain Springerville Common Facilities.

TEP’s capital lease obligation balances decline over time due to the normal capital lease payments made by TEP. See Note 6 for more information about the fixed purchase price amounts.

Contractual Obligations

The following chart displays TEP’s contractual obligations as of December 31, 2011 by maturity and by type of obligation.

TEP’s Contractual Obligations

- Millions of Dollars -

	000000	000000	000000	000000	000000	000000	000000	000000
Payment Due in Years Ending December 31,	2012	2013	2014	2015	2016	2017 and after	Other	Total
Long Term Debt
Principal	$—	$—	$37	$—	$178	$866	$—	$1,081
Interest	53	53	53	53	53	551	—	816
Capital Lease Obligations	118	122	195	23	18	61	—	537
Operating Leases	2	2	2	1	1	10	—	18
Purchase Obligations:
Fuel (including Transportation)	84	59	58	44	41	75	—	361
Purchased Power[1]	29	21	17	13	13	184	—	277
Transmission	3	3	3	3	3	23	—	38
Other Long-Term Liabilities:
Pension & Other Post Retirement Obligations	26	5	6	6	6	34	—	83
Acquisition of Springerville Coal Handling and Common Facilities	—	—	—	120	—	106	—	226
Solar Equipment	12	12	—	—	—	—	—	24
Unrecognized Tax Benefits	—	—	—	—	—	—	24	24

Total Contractual Cash Obligations	$327	$277	$371	$263	$313	$1,910	$24	$3,485

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

•

TEP’s Credit Agreement contains certain financial and other restrictive covenants, including a leverage test. Failure to comply with these covenants would entitle the lenders to accelerate the maturity of all amounts outstanding. At December 31, 2011, TEP was in compliance with these covenants. See TEP Credit Agreement above.

•

TEP conducts its wholesale marketing and risk management activities under certain master agreements whereby TEP may be required to post credit enhancements in the form of cash or a letter of credit due to exposures exceeding unsecured credit limits provided to TEP, changes in contract values, a change in TEP’s credit ratings or if there has been a material change in TEP’s creditworthiness. As of December 31, 2011, TEP had posted a $1 million letter of credit as collateral with counterparties for credit enhancement.

Dividends on Common Stock

TEP did not pay any dividends to UniSource Energy in 2011. TEP declared and paid dividends to UniSource Energy of $60 million in 2010 and $60 million in 2009.

TEP can pay dividends if it maintains compliance with the TEP Credit Agreement, the 2010 Reimbursement Agreement, and certain financial covenants. As of December 31, 2011, TEP was in compliance with the terms of the TEP Credit Agreement and the 2010 Reimbursement Agreement.

The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis for TEP to pay dividends from current year earnings.

UNS GAS

RESULTS OF OPERATIONS

UNS Gas reported net income of $10 million in 2011, $9 million in 2010 and $7 million in 2009. We expect operations at UNS Gas to vary with the seasons, with peak energy usage occurring in the winter months.

The table below provides summary financial information for UNS Gas.

	September 30,	September 30,	September 30,
	2011	2010	2009
	-Millions of Dollars-
Gas Revenues	$148	$146	$149
Other Revenues	3	4	4

Total Operating Revenues	151	150	153

Purchased Gas Expense	90	91	99
Other Operations and Maintenance Expense	25	26	25
Depreciation and Amortization	9	8	7
Taxes Other Than Income Taxes	3	3	3

Total Other Operating Expenses	127	128	134

Operating Income	24	22	19
Total Interest Expense	7	7	6
Income Tax Expense	7	6	6

Net Income	$10	$9	$7

The table below shows UNS Gas’ therm sales and revenues for 2011, 2010 and 2009.

	September 30,	September 30,	September 30,	September 30,	September 30,
			Increase (Decrease)
	2011	2010	Amount	Percent*	2009
Energy Sales, Therms (in millions)
Gas Retail Sales:
Residential	74	73	1	1.2%	70
Commercial	31	30	1	2.9%	30
Industrial	2	2	—	22.9%	2
Public Authorities	7	7	—	(0.2%)	6

Total Gas Retail Sales	114	112	2	1.9%	108
Negotiated Sales Program (NSP)	26	28	(2)	(8.4%)	30

Total Gas Sales	140	140	—	(0.2%)	138

Gas Revenues (in millions):
Retail Margin Revenues:
Residential	$40	$39	$1	2.6%	$36
Commercial	11	10	1	4.9%	10
Industrial	—	—	—	21.9%	—
Public Authorities	2	2	—	4.8%	2

Total Retail Margin Revenues (Non-GAAP)**	53	51	2	3.1%	48
Transport and NSP	17	17	—	(4.6%)	16
DSM	1	1	—	10.0%	1
Retail Fuel Revenues	77	77	—	1.0%	84

Total Gas Revenues (GAAP)	$148	$146	$2	1.2%	$149

Weather Data:
Heating Degree Days
Year Ended December 31	25,794	25,457	337	1.3%	24,305
10-Year Average	24,894	24,828	NM	NM	24,739

*	Percent change calculated on unrounded data and may not correspond exactly to data shown in table.

**	Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Total Gas Revenues, which is determined in accordance with GAAP. Retail Margin Revenues excludes revenues collected from retail customers that are directly offset by expenses recorded in other line items. We believe the change in Retail Margin Revenues between periods provides useful information to investors because it demonstrates the underlying revenue trend and performance of our core utility business. Retail Margin Revenues represents the portion of retail operating revenues available to cover the operating expenses of our core utility business.

Retail therm sales during 2011 increased by 1.9% compared with 2010 due in part to a 1.3% increase in heating degree days and an increase in the number of retail customers. Retail margin revenues increased by 3.1%, or $2 million, during 2011 due in part to colder winter weather and a Base Rate increase that was implemented in April 1, 2010. As of December 31, 2011, UNS Gas had approximately 148,000 retail customers, which represents an increase of less than 1% compared with the end of 2010.

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

Rates

See Item 1. Business, UNS Gas, Rates and Regulation, 2011 UNS Gas Rate Filing.

Interest Rates

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

Fair Value Measurements

UNS Gas’ income statement exposure to risk is mitigated as UNS Gas reports the change in fair value of energy contract derivatives as a regulatory asset or a regulatory liability rather than in the income statement. See Note 11 for more information.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

UNS Gas’ capital requirements consist primarily of capital expenditures. In 2011, capital expenditures were $13 million. UNS Gas expects operating cash flows to fund its future operating activities and a large portion of its construction expenditures. If natural gas prices rise and UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, UNS Gas may require additional funding to meet operating and capital requirements. Sources of funding future capital expenditures could include draws on the revolving credit facility, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.

Operating Cash Flow and Capital Expenditures

The table below provides summary cash flow information for UNS Gas.

	September 30,	September 30,	September 30,
	2011	2010	2009
	-Millions of Dollars-
Cash Provided By (Used In):
Operating Activities	$32	$18	$37
Investing Activities	(12)	(9)	(13)
Financing Activities	(11)	(11)	—

Net Increase (Decrease in Cash)	9	(2)	24
Beginning Cash	29	31	7

Ending Cash	$38	$29	$31

Operating cash flows increased in 2011 due in part to the temporary over-collection of PGA gas costs from customers.

UNS Gas/UNS Electric Revolver

In November 2011, UNS Gas and UNS Electric amended their existing unsecured credit agreement. The UNS Electric/UNS Gas Revolver consists of a $100 million unsecured revolving credit and revolving letter of credit facility. Either company can borrow up to a maximum of $70 million as long as the combined amount borrowed does not exceed $100 million. The amendment extended the term of the UNS Electric/UNS Gas Revolver by two years to November 2016.

UNS Gas is only liable for UNS Gas’ borrowings, and similarly, UNS Electric is only liable for UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver. UES guarantees the obligations of both UNS Gas and UNS Electric.

The UNS Gas/UNS Electric Revolver restricts additional indebtedness, liens, and mergers. It also requires each borrower not to exceed a maximum leverage ratio. Each borrower may pay dividends so long as it maintains compliance with the agreement. As of December 31, 2011, UNS Gas and UNS Electric each were in compliance with the terms of the UNS Gas/UNS Electric Revolver.

UNS Gas expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures, or to issue letters of credit to provide credit enhancement for its natural gas procurement and hedging activities. As of December 31, 2011, UNS Gas had no outstanding borrowings or letters of credit under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes

UNS Gas has $100 million of senior unsecured notes outstanding, of which $50 million matures in 2015 and $50 million matures in 2026.

All of UNS Gas’ senior unsecured notes are guaranteed by UES. The note purchase agreements for UNS Gas restrict transactions with affiliates, mergers, liens, restricted payments and incurrence of indebtedness. The agreements also contain a minimum net worth test. As of December 31, 2011, UNS Gas was in compliance with the terms of its note purchase agreements.

UNS Gas must meet a leverage test and an interest coverage test to issue additional debt or to pay dividends. However, UNS Gas may, without meeting these tests, refinance existing debt and incur up to $5 million in short-term debt.

Note Issuance

In August 2011, UNS Gas issued $50 million of 5.39% senior unsecured notes. The proceeds were used to pay off $50 million of senior unsecured notes that matured in August 2011.

Contractual Obligations

UNS Gas Supply Contracts

UNS Gas directly manages its gas supply and transportation contracts. The market price for gas varies based upon the period during which the commodity is purchased. UNS Gas has firm transportation agreements with capacity sufficient to meet its current load requirements. These contracts expire in various years between 2012 and 2023. These costs are passed through to UNS Gas’ customers via the PGA.

UNS Gas hedges its gas supply prices by entering into fixed price forward contracts and financial swaps at various times during the year to provide more stable prices to its customers. These purchases and hedges are made up to three years in advance with the goal of hedging at least 45% of the expected monthly gas consumption with fixed prices prior to entering into the month. UNS Gas hedged approximately 45% of its expected monthly consumption for the 2011/2012 winter season (November through March). Additionally, UNS Gas has approximately 38% of its expected gas consumption hedged for April through October 2012, and 32% hedged for the period November 2012 through March 2013.

The following table displays UNS Gas’ contractual obligations as of December 31, 2011 by maturity and by type of obligation.

000000	000000	000000	000000	000000	000000	000000	000000	000000
UNS Gas Contractual Obligations -Millions of Dollars-
Payment Due in Years Ending December 31,	2012	2013	2014	2015	2016	2017 and after	Other	Total
Long Term Debt
Principal	$—	$—	$—	$50	$—	$50	$—	$100
Interest	6	6	6	6	3	27	—	54
Purchase Obligations—Fuel	23	12	10	6	6	21	—	78
Pension & Other Post Retirement Obligations	1	—	—	—	—	—	—	1
Unrecognized Tax Benefits	—	—	—	—	—	—	1	1

Total Contractual Cash Obligations	$30	$18	$16	$62	$9	$98	$1	$234

UNS Gas conducts certain of its gas procurement and risk management activities under agreements whereby UNS Gas may be required to post margin due to changes in contract values, a change in UNS Gas’ creditworthiness or exposures exceeding credit limits provided to UNS Gas. As of December 31, 2011, UNS Gas had not posted any such credit enhancements.

Dividends on Common Stock

UNS Gas paid dividends to UniSource Energy of $10 million in 2010, 2011, and in February 2012. UNS Gas’ ability to pay future dividends will depend on the cash needs for capital expenditures and various other factors.

The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. As of December 31, 2011, UNS Gas was in compliance with the terms of its note purchase agreement. See Senior Unsecured Notes, above.

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

UNS Electric had net income of $18 million in 2011, compared with net income of $15 million in 2010. The increase is due primarily to a rate increase that was implemented in October 2010.

Results in 2010 included $3 million of pre-tax income related to a settlement with Arizona Public Service Company for refunds related to transactions with the California Power Exchange.

As with TEP, UNS Electric’s operations are generally seasonal in nature, with peak energy demand occurring in the summer months.

The table below provides summary financial information for UNS Electric.

	September 30,	September 30,	September 30,
	2011	2010	2009
	-Millions of Dollars-
Retail Electric Revenues	$182	$183	$180
Wholesale Electric Revenues	37	31	5
Other Revenues	2	2	2

Total Operating Revenues	221	216	187
Purchased Energy and Fuel Expense	137	137	116
Other Operations and Maintenance Expense	27	29	26
Depreciation and Amortization Expense	17	17	16
Taxes Other Than Income Taxes	4	4	4

Total Other Operating Expenses	185	187	162

Operating Income	36	29	25
Other Income	—	3	—
Total Interest Expense	7	7	7
Income Tax Expense	11	10	7

Net Income	$18	$15	$11

The table below summarizes UNS Electric’s kWh sales and margin revenues for 2011, 2010 and 2009.

	September 30,	September 30,	September 30,	September 30,	September 30,
			Increase (Decrease)
	2011	2010	Amount	Percent*	2009
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	828	820	8	0.9%	814
Commercial	602	606	(4)	(0.7%)	608
Industrial	221	219	2	0.8%	197
Mining	200	210	(10)	(4.2%)	163
Public Authorities	2	2	—	(16.3%)	2

Total Electric Retail Sales	1,853	1,857	(4)	(0.2%)	1,784

Electric Retail Revenues (in millions):
Retail Margin Revenues:
Residential	$31	$27	$4	13.9%	$21
Commercial	29	27	2	5.9%	22
Industrial	9	9	—	4.7%	7
Mining	7	6	1	22.2%	3
Public Authorities	—	—	—	(25.0%)	—

Total Retail Margin Revenues (Non-GAAP)**	$76	$69	$7	10.0%	$53
Retail Fuel Revenues	99	105	(6)	(5.6%)	121
DSM and RES Revenues	7	9	(2)	(22.4%)	6

Total Retail Revenues (GAAP)	$182	$183	$(1)	(0.5%)	$180

	September 30,	September 30,	September 30,	September 30,	September 30,
Weather – Cooling Degree Days	2011	2010			2009
Year Ended December 31	9,092	8,821	271	3.1%	9,183
10-Year Average	8,994	9,031	NM	NM	9,059

*	Percent change calculated on unrounded data and may not correspond exactly to data shown in table.

**	Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Total Retail Revenues, which is determined in accordance with GAAP. Retail Margin Revenues exclude revenues collected from retail customers that are directly offset by expenses recorded in other line items. We believe the change in Retail Margin Revenues between periods provides useful information to investors because it demonstrates the underlying revenue trend and performance of our core utility business. Retail Margin Revenues represents the portion of retail operating revenues available to cover the operating expenses of our core utility business.

In 2011, retail kWh sales decreased by 0.2% compared with 2010. A 4% Base Rate increase that took effect in October 2010, contributed to a $7 million increase in retail margin revenues in 2011 compared with 2010.

As of December 31, 2011, UNS Electric had approximately 91,000 retail customers, which was an increase of less than 1% compared with 2010.

Wholesale revenues increased by $6 million in 2011 due to an increase in short-term wholesale sales. All revenues from wholesale sales are credited against costs recovered through UNS Electric’s PPFAC.

FACTORS AFFECTING RESULTS OF OPERATIONS

Competition

New technological developments and the implementation of EE Standards may reduce energy consumption by UNS Electric’s retail customers. UNS Electric’s customers also have the ability to install renewable energy technologies and conventional generation units that could reduce their reliance on UNS Electric’s services. Self-generation by UNS Electric’s customers has not had a significant impact to date. See Item 1. Business, UNS Electric, Rates and Regulation, Energy Efficiency Standards and Decoupling for more information.

Rates

See Item 1. Business, UNS Electric, Rates and Regulation, 2010 UNS Electric Rate Order for more information.

Mining Customer

UNS Electric’s largest customer, a copper mine located near Kingman, Arizona, began generating a portion of its own electricity needs in 2011. In 2012, UNS Electric expects its mining kWh sales to decrease by approximately 50% compared with 2011; however, due to UNS Electric’s retail rate structure, UNS Electric expects the margin revenues from this customer to be near the same level as 2011. In 2011, UNS Electric’s mining-related margin revenues were $7 million.

Renewable Energy Standard and Tariff

As part of the 2010 UNS Electric rate order, the ACC authorized UNS Electric to recover operating costs, depreciation, property taxes and a return on its investment in company-owned solar projects through RES funds until these costs are reflected in its Base Rates. Under these terms, UNS Electric expects to invest $5 million annually in 2012 through 2014 in solar photovoltaic projects. We estimate that each $5 million investment would build approximately 1.25 MW of solar capacity. For more information, see Item 1. Business, UNS Electric, Rates and Regulation, Renewable Energy Standard and Tariff.

Interest Rates

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

Fair Value Measurements

UNS Electric’s income statement exposure to risk is mitigated as UNS Electric reports the change in fair value of energy contract derivatives as a regulatory asset or a regulatory liability rather than in the income statement. See Note 11 for more information.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

In 2011, UNS Electric’s capital expenditures were $96 million which included the purchase of BMGS for $63 million from an affiliate, UED. Going forward, UNS Electric expects operating cash flows to fund a large portion of its construction expenditures. Additional sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.

Operating Cash Flow

The table below provides summary cash flow information for UNS Electric.

	September 30,	September 30,	September 30,
	2011	2010	2009
	-Millions of Dollars-
Cash Provided By (Used In):
Operating Activities	$43	$34	$48
Investing Activities	(93)	(23)	(28)
Financing Activities	44	(10)	(19)

Net Increase (Decrease in Cash)	(6)	1	1
Beginning Cash	11	10	9

Ending Cash	$5	$11	$10

Operating cash flows increased in 2011 due in part to a Base Rate increase that became effective in October 2010 as well as an increase in wholesale sales.

UNS Gas/UNS Electric Revolver

See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for description of UNS Electric’s unsecured revolving credit agreement.

UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. At February 21, 2012, UNS Electric had $6 million outstanding under the UNS Gas/UNS Electric Revolver.

Senior Unsecured Notes

UNS Electric has $100 million of senior unsecured notes outstanding, consisting of $50 million of 6.50% notes due in 2015 and $50 million of 7.10% notes due August 2023. The notes are guaranteed by UES. The note purchase agreement for UNS Electric contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments, and incurrence of indebtedness. As of December 31, 2011, UNS Electric was in compliance with the terms of its note purchase agreement.

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

The term loan credit agreement contains certain restrictive covenants for UNS Electric and UES. The covenants include restrictions on transactions with affiliates, restricted payments, additional indebtedness, liens and mergers. UNS Electric must meet an interest coverage ratio to issue additional debt. However, UNS Electric may, without meeting these tests, refinance indebtedness and incur short-term debt in an amount not to exceed $5 million. The credit agreement also requires UNS Electric to maintain a maximum leverage ratio, and allows UNS Electric to pay dividends so long as it maintains compliance with the credit agreement. As of December 31, 2011, UNS Electric was in compliance with the terms of the credit agreement.

Contractual Obligations

UNS Electric Power Supply and Transmission Contracts

UNS Electric enters into various power supply agreements for periods of one to five years. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices.

UNS Electric’s power purchase contracts and risk management activities are subject to master agreements that may require UNS Electric to post margin due to changes in contract values or if there has been a material change in UNS Electric’s creditworthiness, or exposures exceeding credit limits provided to UNS Electric. As of December 31, 2011, UNS Electric had posted $6 million of such credit enhancements in the form of letters of credit.

UNS Electric imports the power it purchases over the Western Area Power Administration’s (WAPA) transmission lines. See Item 1. Business, UNS Electric, Power Supply and Transmission, Transmission for more information.

The following table displays UNS Electric’s contractual obligations as of December 31, 2011 by maturity and by type of obligation.

	Sept 30	Sept 30	Sept 30	Sept 30	Sept 30	Sept 30	Sept 30	Sept 30
UNS Electric Contractual Obligations -Millions of Dollars-
Payment Due in Years Ending December 31,	2012	2013	2014	2015	2016	2017 and after	Other	Total
Long Term Debt:
Principal	$—	$—	$—	$80	$—	$50	$—	$130
Interest	7	7	7	7	4	25	—	57
Purchase Obligations:
Purchased Power[1]	54	40	31	3	3	43	—	174
Transmission	4	2	2	1	1	—	—	10
Pension & Other Post Retirement Obligations	1	—	—	—	—	—	—	1
Unrecognized Tax Benefits	—	—	—	—	—	—	4	4

Total Contractual Cash Obligations	$66	$49	$40	$91	$8	$118	$4	$376

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

Dividends on Common Stock

As of December 31, 2011, UNS Electric had not paid dividends to UniSource Energy. UNS Electric’s ability to pay dividends will depend on the cash needs for capital expenditures and various other factors.

The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. As of December 31, 2011, UNS Electric was in compliance with the terms of its note purchase agreement. See Senior Unsecured Notes, above.

OTHER NON-REPORTABLE BUSINESS SEGMENTS

RESULTS OF OPERATIONS

The table below summarizes the income (loss) for the other non-reportable segments in the last three years.

	September 30,	September 30,	September 30,
	2011	2010	2009
	- Millions of Dollars -
Millennium	$2	$(13)	$2
Other (1)	(5)	(6)	(5)

Total Other Net Loss	$(3)	$(19)	$(3)

(1)	Includes parent company expenses, UED and reconciling adjustments.

Millennium

Millennium recorded net income of $2 million in 2011 compared with a net loss of $13 million in 2010. The net loss in 2010 resulted from several factors including the write-off of deferred tax assets and impairment losses on certain investments. Millennium’s results in 2009 included a $6 million pre-tax gain on the sale of an investment.

In December 2011 and December 2010, Millennium received annual interest payments of $1 million on its $15 million note receivable from Mimosa.

UniSource Energy Parent Company

UniSource Energy parent company expenses primarily include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes and the UniSource Credit Agreement.

UED

In its September 2010 UNS Electric rate order, the ACC approved UNS Electric’s purchase of BMGS from UED, subject to FERC approval and other conditions. FERC approved the purchase in June 2011, and UNS Electric completed the purchase of BMGS for $63 million on July 1, 2011.

In 2011, UED paid dividends of $39 million to UniSource Energy of which $28 million represented a return of capital. In 2010, UED paid a $9 million dividend to UniSource Energy, of which $4 million represented a return of capital. In 2009, UED paid a $30 million dividend to UniSource Energy which also represented a return of capital.

FACTORS AFFECTING RESULTS OF OPERATIONS

Millennium Investments

Millennium is in the process of exiting its remaining investments which may yield gains or losses. At December 31, 2011, Millennium had assets of $20 million including a $15 million note receivable and a cash balance of $5 million.

In July 2011, Millennium sold a building for $3 million resulting in an after-tax gain of approximately $1 million.

In June 2009, Millennium finalized the sale of its 50% interest in Sabinas to Mimosa. The terms called for an upfront $5 million payment which Millennium received in January 2009. Other key terms of the transaction include a three-year, 6% interest-bearing, collateralized $15 million note from Mimosa due June 2012. In June 2009, Millennium recorded a $6 million pre-tax gain on the sale.

Millennium made $3 million in dividend payments to UniSource Energy in 2011, $8 million in 2010 and $3 million in 2009. All of these dividends represented return of capital distributions. Millennium’s remaining commitment for all of its investments combined is less than $1 million.

CRITICAL ACCOUNTING POLICIES

The preparation of the financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP) requires management to apply accounting policies and make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. UniSource Energy considers the areas described in the Critical Accounting Policies as those that could yield materially different financial statement results based on application and interpretation of accounting policy. Since making estimates and assumptions are subjective and complex, actual results could differ in subsequent periods. For additional information on UniSource Energy’s other significant accounting policies and recently issued accounting standards see Note 1.

Accounting for Rate Regulation

We generally use the same accounting policies and practices used by unregulated companies for financial reporting under GAAP. However, sometimes these principles require special accounting treatment for regulated companies to show the effect of regulation. For example, the ACC can determine that we are allowed to recover certain expenses at a designated time in the future. In this situation, we defer these items as regulatory assets on the balance sheet and then reflect the costs as expenses when we are allowed to recover the costs from ratepayers. Similarly, certain revenue items may be deferred as regulatory liabilities and not reflected as revenue until Retail Rates to customers are reduced. We evaluate regulatory assets each period and believe recovery is probable.

If in the future a portion of operations no longer meets regulatory accounting criteria, the impact would be material to the financial statements. If we stopped applying regulatory accounting to all our regulated operations, we would write off the related balances of regulatory assets as an expense and record the regulatory liabilities as revenue on the income statement or in accumulated other comprehensive income (AOCI).

At December 31, 2011, regulatory assets net of regulatory liabilities totaled $4 million at TEP and $15 million at UNS Electric. Regulatory liabilities net of regulatory assets totaled $26 million at UNS Gas. We regularly assess whether we can continue to apply regulatory accounting to cost-based rate regulated operations. Expectations of future recovery are generally based on orders issued by regulatory commissions and historical experience. There are no current or expected proposals or changes in the regulatory environment that impact the probability of future recovery of these assets. See Note 2.

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

TEP identified legal obligations to retire generation plant assets specified in land leases for its jointly-owned Navajo and Four Corners Generating Stations. The land on which these stations reside is leased from the Navajo Nation. The provisions of the leases require the lessees to remove the facilities upon request of the Navajo Nation at the expiration of the leases. Additionally, TEP entered into a ground lease agreement with Campus Research Corporation for the installation of photovoltaic (PV) assets. The provisions of the PV ground lease require TEP to remove the PV facilities upon expiration of the lease in 2031. The legal retirement obligation related to the PV assets is estimated to be approximately $4 million at the retirement date. TEP also has certain environmental obligations at the Luna, San Juan, Sundt and Springerville Generating Stations. TEP estimated that its share of the cost to remove the Navajo and Four Corners facilities and settle the Luna, San Juan, Sundt and Springerville environmental obligations will be approximately $160 million at the retirement dates. No other legal obligations to retire generation plant assets were identified.

TEP has various transmission and distribution lines that operate under leases and rights-of-way that contain end dates and restrictive clauses. TEP operates its transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As such there are no legal obligations that require application of the accounting requirements for asset retirement obligations. Nevertheless, included in the revenue requirement underlying the Company’s electric service Retail Rates is a component of depreciation expense intended to enable TEP to accrue the future costs of retiring assets for which no legal obligations exists. The accumulated balance of such accruals, less actual removal costs incurred, net of salvage proceeds realized, is reported as a regulatory liability. See Note 2 for details regarding net cost of removal for interim retirements.

UNS Gas and UNS Electric

UNS Gas and UNS Electric have various transmission and distribution lines that operate under land leases and rights-of-way that contain end dates and restorative clauses. UNS Gas and UNS Electric operate their transmission and distribution lines as if they will be operated in perpetuity and would continue to be used or sold without land remediation. As a result, UNS Gas and UNS Electric are not recognizing the cost of final removal of the transmission and distribution lines in the financial statements. See Note 2.

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

TEP is required to recognize the underfunded status of its defined benefit pension and other postretirement plans as a liability. The underfunded status is the difference between the fair value of the plans assets and the projected benefit obligation for pension plans or accumulated postretirement benefit obligation for other postretirement benefit plans. As the funded status, discount rates and actuarial facts change, the liability will vary significantly in future years. TEP records the underfunded amount for its pension and other postretirement obligations as a liability and a regulatory asset to reflect expected recovery of pension and other postretirement obligations through Retail Rates.

At December 31, 2011, TEP discounted its future pension plan obligations at 5.0% and its other postretirement plan obligations at a rate of 4.7%. The discount rate for future pension plan and other postretirement plan obligations is determined annually based on the rates currently available on high-quality, non-callable, long-term bonds. The discount rate is based on a corporate yield curve using an average yield between the 60th and 90th percentile of AA-graded U.S. corporate bonds with future cash flows that match the timing and amount of expected future benefit payments. For TEP’s pension plans, a 25-basis point change in the discount rate would increase or decrease the projected benefit obligation (PBO) by approximately $9 million and the 2012 plan expense by $1 million. For TEP’s other postretirement benefit plan, a 25-basis point change in the discount rate would increase or decrease the accumulated postretirement benefit obligation (APBO) by approximately $2 million. A 25-basis point change in the discount rate would impact plan expense by less than $1 million.

TEP calculates the market-related value of pension plan assets using the fair value of the assets on the measurement date. TEP assumed that its pension plans’ assets would generate a long-term rate of return of 7.0% at December 31, 2011. In establishing its assumption as to the expected return on assets, TEP reviews the asset allocation and develops return assumptions for each asset class based on advice from an investment consultant and the pension’s actuary that includes both historical performance analysis and forward-looking views of the financial markets. Pension expense decreases as the expected rate of return on assets increases. A 25-basis point change in the expected return on assets would impact pension expense in 2012 by less than $1 million.

TEP used a current year health care cost trend rate of 6.9% in valuing its postretirement benefit obligation at December 31, 2011. This rate reflects both market conditions and historical experience. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would change the postretirement benefit obligation by approximately $5 million and the related plan expense in 2012 by less than $1 million.

In 2012, TEP will incur pension and other postretirement benefit costs of approximately $14 million and $6 million, respectively. TEP expects to charge approximately $15 million of these costs to O&M expense, $3 million to capital and $2 million to Other Expense. TEP expects to make pension plan contributions of $20 million in 2012. In 2009, TEP established a Voluntary Employee Beneficiary Association (VEBA) trust to fund its other postretirement benefit plan. In 2012, TEP expects to make benefit payments to retirees under the postretirement benefit plan of approximately $4 million and contributions to the VEBA trust of $2 million.

UNS Gas and UNS Electric discounted their future pension plan obligations using a rate of 4.9% at December 31, 2011. For UNS Gas and UNS Electric’s pension plan, a 25-basis point change in the discount rate would impact the benefit obligation and 2012 pension expense by less than $1 million. UNS Gas and UNS Electric will record pension expense of $2 million in 2012, of which less than $1 million will be capitalized. UNS Gas and UNS Electric expect to make combined pension plan contributions of $3 million in 2012.

UNS Gas and UNS Electric discounted their other postretirement plan obligations using a rate of 4.7% at December 31, 2011. UNS Gas and UNS Electric will record postretirement medical benefit expense and make benefit payments to retirees under the postretirement benefit plan of less than $1 million in 2012.

Accounting for Derivative Instruments and Hedging Activities

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

The market prices used to determine fair values for TEP, UNS Gas and UNS Electric’s derivative instruments at December 31, 2011, are estimated based on various factors including broker quotes, exchange prices, over the counter prices and time value.

TEP, UNS Gas and UNS Electric manage the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed and using a standardized agreement, which allows for the netting of current period exposures to and from a single counterparty.

Interest Rate Swaps

TEP hedges the cash flow risk associated with unfavorable changes in the variable interest rates related to LIBOR on the Springerville Common Facilities Lease. At December 31, 2011, TEP hedged approximately $29 million and $34 million of variable rate lease debt payments for the Springerville Common Facilities Lease to a fixed rate through July 1, 2014, and through January 2, 2020, respectively. In August 2009, TEP entered into a swap that had the effect of converting $50 million of variable rate industrial development bonds to a fixed rate from September 2009 through September 2014.

In August 2011, UNS Electric entered into an interest rate swap with the effect of converting the variable interest rate for their $30 million term loan to a fixed rate from August 2011 through August 2015. See Note 6.

Commodity Cash Flow Hedge

TEP hedges the cash flow risk associated with a six-year power wholesale supply agreement using a six-year power purchase swap agreement. Unrealized gains and losses are recorded in AOCI. See Note 1 for additional details regarding Cash Flow Hedges.

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk, Commodity Price Risk.

Unbilled Revenue

TEP, UNS Gas and UNS Electric’s retail revenues, which are recognized in the period that electricity or energy is delivered and consumed by customers, include unbilled revenue based on an estimate of MWh/therms delivered at the end of each period. Unbilled revenues are dependent upon a number of factors that require management’s judgment including estimates of retail sales and customer usage patterns. The unbilled revenue is estimated by comparing the estimated MWh/therms delivered to the MWh/therms billed to TEP, UNS Gas and UNS Electric’s retail customers. The excess of estimated MWh/therms delivered over MWh/therms billed is then allocated to the retail customer classes based on estimated usage by each customer class. TEP, UNS Gas and UNS Electric then record revenue for each customer class based on the various Retail Rates for each customer class. Due to the seasonal fluctuations of TEP and UNS Electric’s actual load, the unbilled revenue amount increases during the spring and summer and decreases during the fall and winter. Conversely the unbilled revenue amount for UNS Gas sales increases during the fall and winter and decreases during the spring and summer. A provision for uncollectible accounts is recorded as a component of operations and maintenance expense.

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

Income Taxes

Due to the differences between GAAP and income tax laws, many transactions are treated differently for income tax purposes than they are in the financial statements. We account for this difference by recording deferred income tax assets and liabilities using the effective income tax rate at our balance sheet date.

Consolidated income tax liabilities are allocated to subsidiaries based on their taxable income and deductions as reported in the consolidated tax return.

A valuation allowance is established against deferred tax assets for which management believes it is more likely than not that the deferred asset will not be realized. In making this judgment, management evaluates all available evidence and gives more weight to objective verifiable evidence. At December 31, 2011, UniSource Energy had a $7 million valuation allowance. The valuation allowances related to unregulated investments’ losses are treated as capital losses for income tax purposes. If UniSource Energy incurs additional capital losses in the future, a valuation allowance will be recorded against the deferred tax asset unless management can identify future capital gains to offset the losses. For additional information see Note 8.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The following recently issued accounting standards are not yet reflected in the UniSource Energy and TEP financial statements:

•

The Financial Accounting Standards Board (FASB) issued authoritative guidance that will eliminate the current option to report other comprehensive income in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement, or in two separate but consecutive statements. We will be required to comply in the first quarter of 2012 and plan to present a separate statement of other comprehensive income.

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

•

The FASB issued authoritative guidance that requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting arrangements. We will be required to comply in the first quarter of 2013.

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

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. We express our expectations, beliefs and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s expectations, beliefs or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other parts of this report: state and federal regulatory and legislative decisions and actions; regional economic and market conditions which could affect customer growth and energy usage; weather variations affecting energy usage; the cost of debt and equity capital and access to capital markets; the performance of the stock market and changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and the related contribution requirements and expense; unexpected increases in O&M expense; resolution of pending litigation matters; changes in accounting standards; changes in critical accounting estimates; the ongoing restructuring of the electric industry; changes to long-term contracts; the cost of fuel and power supplies; cyber attacks or challenges to our information security; and the performance of TEP’s generating plants.

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Long-Term Debt

TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations. At December 31, 2011 and December 31, 2010, TEP had $215 million and $365 million, respectively, in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest rate payable under the indentures for these bonds is 10% for $37 million of variable rate IDBs, and 20% on the remaining $178 million in variable rate IDBs. The average interest rate on TEP’s variable rate debt (excluding letter of credit fees) was 0.18% in 2011 and 0.26% in 2010. The average weekly interest rate ranged from 0.05% to 0.34% in 2011 and 0.17% to 0.39% during 2010. Although short-term interest rates have been relatively low and stable in 2011 and 2010, TEP may still be subject to volatility in its tax-exempt variable rate debt. A 100 basis point increase in average interest rates on this debt, over a twelve month period, would result in a decrease in TEP’s pre-tax net income of approximately $2 million.

TEP manages its exposure to variable interest rate risk by entering into interest rate swaps and financing transactions to rebalance its mix of variable rate and fixed rate long-term debt.

TEP has fixed-for-floating interest rate swaps in place to hedge floating rate interest rate risk associated with $63 million of Springerville Common Facilities lease debt and $50 million of its variable rate IDBs. In addition, in 2010 and 2011, TEP entered into the following transactions to change its mix of fixed and floating rate debt.

•	In 2010, TEP converted the interest rate on its $130 million IDBs from a variable rate to an unsecured fixed rate of 5.75% through maturity in 2029;

•	In 2010, TEP refinanced $37 million of its 7.125% unsecured fixed rate IDBs with variable rate IDBs; and

•	TEP issued $250 million of 5.15% unsecured notes in 2011, and repurchased $150 million of variable rate IDBs to hold in treasury, and redeemed $22 million of its 6.1% unsecured fixed-rate IDBs.

As a result of these transactions, TEP’s variable rate debt comprised approximately 15% and 31% of its total long-term debt at December 31, 2011 and 2010, respectively.

In August 2011, UNS Electric entered into a fixed-for-floating interest rate swap in which UNS Electric will pay a fixed rate of 0.97% and receive a three-month LIBOR rate on a $30 million notional amount through August 2015 to hedge the interest rate risk associated with its $30 million credit agreement.

Interest Rate Swaps

To adjust the value of TEP’s interest rate swaps, classified as a cash flow hedge, to fair value in Other Comprehensive Income, TEP recorded the following net unrealized gains (losses):

	September 30,	September 30,	September 30,
	2011	2010	2009
	- Millions of Dollars -
Unrealized Gains (Losses)	$(5)	$(8)	$1

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

Marketable Securities Risk

UniSource Energy has a short-term investment policy which governs the investment of excess cash balances by UniSource Energy and its subsidiaries. We review this policy periodically in response to market conditions to adjust, if necessary, the maturities and concentrations by investment type and issuer in the investment portfolio. As of December 31, 2011, UniSource Energy’s short-term investments consisted of liquid, highly-rated money market funds, commercial paper, and certificates of deposit. These short-term investments are classified as Cash and Cash Equivalents on the balance sheet.

TEP had marketable securities comprised of investments in lease debt and equity with an estimated fair value of $50 million at December 31, 2011, and $111 million at December 31, 2010. At December 31, 2011, the carrying value exceeded fair value by $16 million. No impairment was recorded as TEP expects to recover the full carrying value of its lease equity investment in future Retail Rates. At December 31, 2010, the fair value exceeded the carrying value by $6 million. These securities represent TEP’s investments in lease debt and equity underlying certain of TEP’s capital lease obligations. Changes in the fair value of such debt securities do not present a material risk to TEP, as TEP intends to hold these investments to maturity.

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

Purchases and Sales of Energy

To manage its exposure to energy price risk, TEP enters into forward contracts to buy or sell energy at a specified price and future delivery period. Generally, TEP commits to future sales based on expected excess generating capability, forward prices and generation costs, using a diversified market approach to provide a balance between long-term, mid-term and spot energy sales. TEP generally enters into forward purchases during its summer peaking period to ensure it can meet its load and reserve requirements, and account for other contracts and resource contingencies. TEP also enters into limited forward purchases and sales to optimize its resource portfolio and take advantage of locational differences in price. These positions are managed on both a volumetric and dollar basis and are closely monitored using risk management policies and procedures overseen by the Risk Management Committee. For example, the risk management policies provide that TEP should not take a short physical position in the third quarter and must have owned generation backing up all physical forward sales positions at the time the sale is made. TEP’s risk management policies also restrict entering into forward positions with maturities extending beyond the end of the next calendar year except for approved hedging purposes.

TEP’s risk management policies also allow for financial purchases and sales of energy subject to specified risk parameters established and monitored by the Risk Management Committee. These include financial trades in a futures account on an exchange, with the intent of optimizing market opportunities.

The majority of TEP’s forward contracts are considered to be “normal purchases and sales” of electric energy and are therefore not accounted for as derivatives. TEP records revenues on its “normal sales” and expenses on its “normal purchases” in the period in which the energy is delivered. From time to time, however, TEP enters into forward contracts that are not considered to be “normal purchases and sales” and therefore are accounted for as derivatives. When TEP has derivative forward contracts, it marks them to market using actively quoted prices obtained from brokers for power traded over-the-counter at Palo Verde and at other Southwestern U.S. trading hubs. TEP believes that these broker quotations used to calculate the mark-to-market values represent accurate measures of the fair values of TEP’s positions because of the short-term nature of TEP’s positions, as limited by risk management policies, and the liquidity in the short-term market.

Long-Term Wholesale Sales

Prior to June 1, 2011, under the terms of the SRP contract, TEP received a monthly demand charge of approximately $1.8 million, or $22 million annually, and sold the energy at a price based on TEP’s average fuel cost. From June 1, 2011 to December 31, 2011, SRP was required to purchase 73,000 MWh per month. From January 1, 2012 through the end of the contract in May 2016, SRP is required to purchase 500,000 MWh of on-peak energy per year. TEP does not receive a demand charge and the price of energy is based on a discount to the price of on-peak power on Palo Verde Market Index. As of February 21, 2012, the average forward price of on-peak power on the Palo Verde Market Index for the calendar year 2012 was $30.33 MWh.

The chart below summarizes the annual change in pre-tax income if the market price of power on the Palo Verde Market Index changes by $5 per MWh.

	September 30,	September 30,
	Change in Per MWh Price
	$5 Increase	$5 Decrease
	-Millions of Dollars-
Change in Pre-Tax Income	$3	$(3)

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

As required by fair value accounting rules, for the year ended December 31, 2011, TEP considered the impact of non-performance risk in the measurement of fair value of its derivative assets and derivative liabilities net of collateral posted. The adjustment required for TEP was less than $0.5 million at December 31, 2011.

To adjust the value of its commodity derivatives to fair value in Regulatory Assets or Regulatory Liabilities, TEP recorded the following net unrealized gains (losses):

	September 30,	September 30,	September 30,
	2011	2010	2009
	- Millions of Dollars -
Unrealized Gains (Losses)	$(2)	$4	$11

The chart below displays the valuation methodologies and maturities of TEP’s power and gas derivative contracts.

	September 30,	September 30,	September 30,	September 30,
	Unrealized Gain (Loss) of TEP’s Hedging Activities
	- Millions of Dollars -
Source of Fair Value at Dec. 31, 2011	Maturity 0 –6 months	Maturity 6 –12 months	Maturity over 1 yr.	Total Unrealized Gain (Loss)
Prices actively quoted	$(3)	$(5)	$(3)	$(11)
Prices based on models and other valuation methods	—	1	1	2

Total	$(3)	$(4)	$(2)	$(9)

Sensitivity Analysis of Derivatives

TEP uses sensitivity analysis to measure the impact of favorable and unfavorable changes in market prices on the fair value of its derivative forward contracts. TEP records unrealized gains and losses as either a regulatory asset or regulatory liability. As contracts settle, the unrealized gains and losses are reversed and realized gains or losses are recorded to the PPFAC. The chart below summarizes the change in unrealized gains or losses if market prices increase or decrease by 10%.

	September 30,	September 30,
	- Millions of Dollars -
Change in Market Price As of December 31, 2011	10% Increase	10% Decrease
Non-Cash Flow Hedges
Forward power sales and purchase contracts	$2	$(2)

Coal

TEP is subject to commodity price risk from changes in the price of coal used to fuel its coal-fired generating plants.

In 2003, TEP amended and extended the long-term coal supply contract for Springerville Units 1 and 2 through 2020 and expects coal reserves to be sufficient to supply the estimated requirements for Units 1 and 2 for their presently estimated remaining lives. During the extension period from 2011 through 2020, the coal price is determined by the cost of Powder River Basin coal delivered to Springerville Unit 3 subject to a floor and ceiling. This range would be from $19.30 to $26.15 per ton. TEP estimates its future minimum annual payments under this contract to be $14 million from 2012 through 2020.

TEP does not have a long-term coal supply contract for Sundt Unit 4. TEP purchases coal for Sundt Unit 4 on the spot market and can supply that unit with natural gas when the price is competitive with coal. Coal burned at Sundt Unit 4 represents less than 10% of TEP’s total coal consumption. In December 2011, the take-or-pay obligations under a coal transportation agreement previously effective through December 2015 were terminated. As a result, TEP is relieved of a $4 million obligation recognized under this contract in December 2010. TEP reversed a $4 million regulatory asset. TEP has a short-term coal supply contract for Sundt Unit 4 ending December 31, 2012, and has hedged gas costs through September 2012.

TEP also participates in jointly-owned generating facilities at Four Corners, Navajo and San Juan, where coal supplies are under long-term contracts administered by the operating agents. TEP expects coal reserves available to these three jointly-owned generating facilities to be sufficient for the remaining lives of the stations.

The contracts to purchase coal for use at the jointly-owned facilities require TEP to purchase minimum amounts of coal at an estimated average annual cost of $21 million for the next five years. See Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Liquidity and Capital Resources, Contractual Obligations and Note 4.

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

As required by fair value accounting rules, for the year ended December 31, 2011, UNS Gas considered the impact of non-performance risk in the measurement of fair value of its derivative assets and derivative liabilities net of collateral posted. The adjustment required for UNS Gas was less than $0.5 million at December 31, 2011.

To adjust the value of its commodity derivatives to fair value in Regulatory Assets or Regulatory Liabilities, UNS Gas recorded the following net unrealized gains (losses):

	September 30,	September 30,	September 30,
	2011	2010	2009
	- Millions of Dollars -
Unrealized Gains (Losses)	$(1)	$(2)	$6

For UNS Gas’ forward gas purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses reported as a regulatory asset of $2 million, while a 10% increase in market prices would result in a decrease in unrealized net losses reported as a reduction in regulatory assets of $2 million.

UNS Electric

UNS Electric is exposed to commodity price risk from changes in the price for electricity and natural gas. This risk is mitigated through a PPFAC mechanism which allows for the recovery of costs from retail customers. The PPFAC mechanism has a forward component and a true-up component. The forward component of the PPFAC rate is based on forecasted fuel and purchased power costs. The true-up component reconciles actual fuel and purchased power costs with the amounts collected in the prior year and any amounts under/over-collected will be collected from/credited to customers. If the actual price of power is higher than the forecasted PPFAC rate, UNS Electric is exposed to the price difference until the subsequent 12-month period when the true-up component is adjusted to allow the recovery of this difference.

UNS Electric enters into various power supply agreements for periods of one to five years. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices. UNS Electric estimates its future minimum payments under these contracts to be $51 million in 2012, $37 million in 2013, and $28 million in 2014 based on natural gas prices at December 31, 2011.

Because a portion of the costs under these contracts will vary from period to period based on the market price of gas, the PPFAC, as currently structured, may not provide recovery of the costs incurred under these new contracts on a timely basis.

For UNS Electric’s forward power sales and purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net gains reported as a regulatory asset of $5 million, while a 10% increase in market prices would result in a decrease in unrealized net gains reported as a reduction in regulatory assets of $5 million.

UNS Electric hedges a portion of its natural gas exposure from gas-indexed purchased power agreements with fixed price contracts. In addition, UNS Electric hedges a portion of its anticipated natural gas exposure from plant fuel. UNS Electric currently has approximately 53% of this aggregate summer exposure hedged for the summer of 2012. UNS Electric will satisfy its remaining gas and purchased power needs through a combination of additional forward purchases and purchases in the short-term and spot markets.

UNS Electric considered the impact of non-performance risk in the measurement of fair value of its derivative assets and derivative liabilities net of collateral posted. The adjustment required for UNS Electric was less than $0.5 million at December 31, 2011.

To adjust the value of its commodity derivatives to fair value in Regulatory Assets or Regulatory Liabilities, UNS Electric recorded the following net unrealized gains (losses):

	September 30,	September 30,	September 30,
	2011	2010	2009
	- Millions of Dollars-
Unrealized Gains (Losses)	$1	$(2)	$12

For UNS Electric’s forward gas purchase contracts, a 10% decrease in market prices would result in an increase in unrealized net losses reported as a regulatory asset of $1 million, while a 10% increase in market prices would result in a decrease in unrealized net losses reported as a reduction in regulatory assets of $1 million.

Credit Risk

UniSource Energy is exposed to credit risk in its energy-related marketing activities related to potential nonperformance by counterparties. We manage the risk of counterparty default by performing financial credit reviews, setting limits, monitoring exposures, requiring collateral when needed, and using standard agreements which allow for the netting of current period exposures to and from a single counterparty. We calculate counterparty credit exposure by adding any outstanding receivable (net of amounts payable if a netting agreement exists) to the mark-to-market value of any forward contracts. A positive number means that we are exposed to the creditworthiness of our counterparties. If exposure exceeds credit limits or contractual collateral thresholds, we may request that a counterparty provide credit enhancement in the form of cash collateral or a letter of credit. Conversely, a negative exposure means that a counterparty is exposed to the creditworthiness of TEP, UNS Gas or UNS Electric. If such exposure exceeds credit limits or collateral thresholds, we may be required to post collateral in the form of cash or letters of credit.

TEP, UNS Gas and UNS Electric each have entered into short-term and long-term transactions with several financial institution counterparties with terms of one month through five years. Due to the recent turmoil in the financial and credit markets, we have been closely monitoring our transactions with financial institutions. As of December 31, 2011, the combined credit exposure to TEP, UNS Gas and UNS Electric from financial institution counterparties was approximately $4 million.

As of December 31, 2011, TEP’s total credit exposure related to its wholesale marketing and gas hedging activities was approximately $17 million. TEP had one non-investment grade counterparty with exposure of greater than 10% of its total credit exposure, totaling approximately $4 million. TEP’s total exposure to non-investment grade counterparties was $4 million.

At December 31, 2011, TEP posted no cash collateral and $1 million in letters of credit as credit enhancements with its counterparties, and did not hold any collateral from its counterparties.

UNS Gas is subject to credit risk from non-performance by its supply and hedging counterparties to the extent that these contracts have a mark-to-market value in favor of UNS Gas. As of December 31, 2011, UNS Gas had purchased under fixed price contracts approximately 32% of its expected consumption for the 2012/2013 winter season. At December 31, 2011, UNS Gas had no mark-to-market credit exposure under its supply and hedging contracts. As of December 31, 2011, UNS Gas had posted no cash collateral and no letters of credit as credit enhancements with its counterparties, and did not hold any collateral from counterparties.

UNS Electric enters into energy purchase agreements as well as gas hedging contracts to hedge the risk in its gas-indexed power purchase agreements. To the extent that such contracts have a positive mark-to-market value, UNS Electric is exposed to credit risk under those contracts. At December 31, 2011, UNS Electric had $1 million in credit exposure under such contracts. As of December 31, 2011, UNS Electric had posted $6 million in letters of credit and no cash collateral as credit enhancements with its counterparties and had not collected any collateral margin from its counterparties.

ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UniSource Energy—Management’s Report on Internal Controls Over Financial Reporting

UniSource Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of UniSource Energy’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on management’s assessment using those criteria management has concluded that, as of December 31, 2011, UniSource Energy’s internal control over financial reporting was effective.

The effectiveness of UniSource Energy’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report on Form 10-K.

Tucson Electric Power Company—Management’s Report on Internal Controls Over Financial Reporting

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

Management assessed the effectiveness of Tucson Electric Power Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on management’s assessment using those criteria, management has concluded that, as of December 31, 2011, Tucson Electric Power Company’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

UniSource Energy Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of UniSource Energy Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Phoenix, Arizona
February 27, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Tucson Electric Power Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tucson Electric Power Company and its subsidiaries at December 31, 2011 and December 31, 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Phoenix, Arizona
February 27, 2012

UNISOURCE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	- Thousands of Dollars -
	(Except Per Share Amounts)
Operating Revenues
Electric Retail Sales	$1,085,822	$1,051,002	$1,047,619
Electric Wholesale Sales	163,159	151,962	131,255
California Power Exchange (CPX) Provision for Wholesale Refunds	—	(2,970)	(4,172)
Gas Revenue	145,053	141,036	144,609
Other Revenues	115,481	112,936	77,741

Total Operating Revenues	1,509,515	1,453,966	1,397,052

Operating Expenses
Fuel	324,520	295,652	296,248
Purchased Energy	307,423	307,288	296,861
Transmission	7,334	10,945	10,181
Decrease to Reflect PPFAC/PGA Recovery Treatment	(4,932)	(29,622)	(14,553)

Total Fuel and Purchased Energy	634,345	584,263	588,737
Other Operations and Maintenance	379,220	370,037	333,579
Depreciation	133,832	128,215	144,960
Amortization	30,983	28,094	31,058
Taxes Other Than Income Taxes	49,463	46,243	45,858

Total Operating Expenses	1,227,843	1,156,852	1,144,192

Operating Income	281,672	297,114	252,860

Other Income (Deductions)
Interest Income	4,568	7,779	12,072
Other Income	8,293	11,038	18,063
Other Expense	(5,249)	(15,202)	(5,292)

Total Other Income (Deductions)	7,612	3,615	24,843

Interest Expense
Long-Term Debt	73,217	65,020	58,134
Capital Leases	40,359	46,740	49,270
Other Interest Expense	2,535	1,651	3,468
Interest Capitalized	(3,753)	(2,587)	(2,302)

Total Interest Expense	112,358	110,824	108,570

Income Before Income Taxes	176,926	189,905	169,133
Income Tax Expense	66,951	76,921	63,232

Net Income	$109,975	$112,984	$105,901

Weighted-Average Shares of Common Stock Outstanding (000)
Basic	36,962	36,415	35,858

Diluted	41,609	41,041	40,450

Earnings per Share
Basic	$2.98	$3.10	$2.95

Diluted	$2.75	$2.86	$2.73

Dividends Declared per Share	$1.68	$1.56	$1.16

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	- Thousands of Dollars -
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$1,163,537	$1,142,364	$1,145,051
Cash Receipts from Electric Wholesale Sales	183,151	194,580	175,679
Cash Receipts from Gas Sales	159,529	157,397	162,725
Cash Receipts from Operating Springerville Units 3 & 4	104,754	102,563	68,951
Cash Receipts from Wholesale Gas Sales	12,404	422	716
Performance Deposits Received	7,050	18,470	34,630
Interest Received	6,334	10,026	13,470
Income Tax Refunds Received	4,672	341	20,242
Other Cash Receipts	23,937	32,011	26,176
Purchased Energy Costs Paid	(328,713)	(364,132)	(334,481)
Payment of Other Operations and Maintenance Costs	(291,607)	(255,988)	(246,895)
Fuel Costs Paid	(281,441)	(247,484)	(300,810)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(179,766)	(163,037)	(161,574)
Wages Paid, Net of Amounts Capitalized	(122,370)	(125,893)	(122,245)
Interest Paid, Net of Amounts Capitalized	(68,027)	(59,749)	(54,641)
Capital Lease Interest Paid	(32,103)	(38,646)	(38,598)
Wholesale Gas Costs Paid	(11,822)	—	—
Performance Deposits Paid	(4,550)	(19,220)	(22,260)
Income Taxes Paid	(700)	(22,797)	(9,050)
Other Cash Payments	(6,949)	(14,308)	(9,776)

Net Cash Flows - Operating Activities	337,320	346,920	347,310

Cash Flows from Investing Activities
Capital Expenditures	(374,122)	(279,240)	(294,020)
Purchase of Intangibles - Renewable Energy Credits	(5,992)	(7,514)	—
Purchase of Sundt Unit 4 Lease Asset	—	(51,389)	—
Purchase of Springerville Lease Debt	—	—	(31,375)
Prepayment Deposits on UED Debt	—	(3,188)	(3,625)
Other Cash Payments	(578)	(2,302)	(868)
Return of Investments in Springerville Lease Debt	38,353	25,615	12,736
Other Cash Receipts	15,251	12,958	20,508

Net Cash Flows - Investing Activities	(327,088)	(305,060)	(296,644)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	391,000	239,000	203,000
Proceeds from Issuance of Long-Term Debt	340,285	127,815	—
Proceeds from Stock Options Exercised	8,115	13,391	3,441
Proceeds from Issuance of Short-Term Debt	—	—	30,000
Other Cash Receipts	4,743	12,406	8,937
Repayments of Borrowings Under Revolving Credit Facilities	(351,000)	(268,500)	(198,000)
Repayments of Long-Term Debt	(252,125)	(51,592)	(6,000)
Payments of Capital Lease Obligations	(74,381)	(55,997)	(24,192)
Common Stock Dividends Paid	(61,904)	(56,590)	(41,429)
Payments of Debt Issue/Retirement Costs	(4,361)	(8,341)	(2,268)
Other Cash Payments	(1,813)	(2,775)	(2,405)

Net Cash Flows - Financing Activities	(1,441)	(51,183)	(28,916)

Net Increase (Decrease) in Cash and Cash Equivalents	8,791	(9,323)	21,750
Cash and Cash Equivalents, Beginning of Year	67,599	76,922	55,172

Cash and Cash Equivalents, End of Year	$76,390	$67,599	$76,922

Non-Cash Financing Activity
Repayment of UED Short-Term Debt	$—	$(3,188)	$(3,625)

See Note 15 for supplemental cash flow information.

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,
	2011	2010
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$4,856,108	$4,452,928
Utility Plant Under Capital Leases	582,669	583,374
Construction Work in Progress	89,749	210,971

Total Utility Plant	5,528,526	5,247,273
Less Accumulated Depreciation and Amortization	(1,869,300)	(1,824,843)
Less Accumulated Amortization of Capital Lease Assets	(476,963)	(460,932)

Total Utility Plant - Net	3,182,263	2,961,498

Investments and Other Property
Investments in Lease Debt and Equity	65,829	103,844
Other	34,205	61,676

Total Investments and Other Property	100,034	165,520

Current Assets
Cash and Cash Equivalents	76,390	67,599
Accounts Receivable - Customer	94,585	98,333
Unbilled Accounts Receivable	51,464	53,084
Allowance for Doubtful Accounts	(5,572)	(6,125)
Fuel Inventory	33,263	29,216
Materials and Supplies	82,649	65,832
Derivative Instruments	11,966	5,214
Regulatory Assets - Current	97,056	56,962
Deferred Income Taxes - Current	23,158	30,822
Other	32,577	30,091

Total Current Assets	497,536	431,028

Regulatory and Other Assets
Regulatory Assets - Noncurrent	173,199	192,966
Derivative Instruments	2,019	9,806
Other Assets	30,180	30,425

Total Regulatory and Other Assets	205,398	233,197

Total Assets	$3,985,231	$3,791,243

See Notes to Consolidated Financial Statements.

(Consolidated Balance Sheets Continued)

UNISOURCE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,
	2011	2010
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$888,474	$830,756
Capital Lease Obligations	352,720	429,074
Long-Term Debt	1,517,373	1,352,977

Total Capitalization	2,758,567	2,612,807

Current Liabilities
Current Obligations Under Capital Leases	77,482	60,347
Current Maturities of Long-Term Debt	—	57,000
Borrowing Under Revolving Credit Facility	10,000	—
Accounts Payable - Trade	109,759	108,950
Interest Accrued	38,302	39,120
Accrued Taxes Other than Income Taxes	41,997	39,140
Accrued Employee Expenses	24,917	26,969
Customer Deposits	32,485	29,795
Regulatory Liabilities - Current	41,911	69,483
Derivative Instruments	36,467	30,574
Other	5,151	1,678

Total Current Liabilities	418,471	463,056

Deferred Credits and Other Liabilities
Deferred Income Taxes - Noncurrent	300,326	246,466
Regulatory Liabilities - Noncurrent	234,945	201,329
Derivative Instruments	20,403	22,969
Pension and Other Postretirement Benefits	139,356	127,343
Other	113,163	117,273

Total Deferred Credits and Other Liabilities	808,193	715,380

Commitments, Contingencies, and Proposed Environmental Matters (Note 4)

Total Capitalization and Other Liabilities	$3,985,231	$3,791,243

See Notes to Consolidated Financial Statements.

(Consolidated Balance Sheets Concluded)

UNISOURCE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	September 30,	September 30,	September 30,	September 30,
			December 31,
			2011	2010
			- Thousands of Dollars -
COMMON STOCK EQUITY
Common Stock-No Par Value			$725,903	$715,687

	2011	2010
Shares Authorized	75,000,000	75,000,000
Shares Outstanding	36,918,024	36,541,954
Accumulated Earnings			172,655	124,838
Accumulated Other Comprehensive Loss			(10,084)	(9,769)

Total Common Stock Equity			888,474	830,756

PREFERRED STOCK
No Par Value, 1,000,000 Shares Authorized, None Outstanding			—	—

CAPITAL LEASE OBLIGATIONS
Springerville Unit 1			253,481	302,229
Springerville Coal Handling Facilities			65,022	76,583
Springerville Common Facilities			111,699	110,571
Other			—	38

Total Capital Lease Obligations			430,202	489,421
Less Current Maturities			(77,482)	(60,347)

Total Long-Term Capital Lease Obligations			352,720	429,074

LONG-TERM DEBT

Issue	Maturity	Interest Rate
UniSource Energy:
Convertible Senior Notes	2035	4.50%	150,000	150,000
Credit Agreement	2016	Variable	57,000	27,000
Tucson Electric Power Company:
Variable Rate IDBs	2014 - 2016	Variable	215,300	365,300
Unsecured Fixed Rate IDBs	2020 - 2040	3.25% to 6.375%	615,855	638,315
Unsecured Notes	2021	5.15%	249,218	—
UNS Gas and UNS Electric:
Senior Unsecured Notes	2015 - 2026	5.39% to 7.1%	230,000	200,000
UED:
Secured Term Loan	2012	Variable	—	29,362
Total Stated Principal Amount			1,517,373	1,409,977
Less Current Maturities			—	(57,000)

Total Long-Term Debt			1,517,373	1,352,977

Total Capitalization			$2,758,567	$2,612,807

See Notes to Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Shares Outstanding*	Common Stock	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	- Thousands of Dollars -

Balances at December 31, 2008	35,458	$687,360	$5,590	$(6,855)	$686,095

Comprehensive Income:
2009 Net Income			105,901		105,901

Unrealized Loss on Cash Flow Hedges (net of $33 income taxes)				51	51

Reclassification of Realized Losses on Cash Flow Hedges to Net Income (net of $690 income taxes)				1,053	1,053

Employee Benefit Obligations Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $33 income taxes)				(51)	(51)

Total Comprehensive Income					106,954

Dividends, Including Non-Cash Dividend Equivalents			(42,566)		(42,566)
Shares Issued under Deferred Compensation Plans	10	279			279
Shares Issued for Stock Options	282	4,077			4,077
Shares Issued Under Stock Compensation Plans	101	—			—
Other		4,490			4,490

Balances at December 31, 2009	35,851	$696,206	$68,925	$(5,802)	$759,329

Comprehensive Income:
2010 Net Income			112,984		112,984

Unrealized Loss on Cash Flow Hedges (net of $4,216 income taxes)				(6,431)	(6,431)

Reclassification of Realized Losses on Cash Flow Hedges to Net Income (net of $2,140 income taxes)				3,264	3,264

Employee Benefit Obligations Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $523 income taxes)				(800)	(800)

Total Comprehensive Income					109,017

Dividends, Including Non-Cash Dividend Equivalents			(57,071)		(57,071)
Shares Issued under Deferred Compensation Plans	16	519			519
Shares Issued for Stock Options	660	12,756			12,756
Shares Issued Under Stock Compensation Plans	15	—			—
Other		6,206			6,206

Balances at December 31, 2010	36,542	$715,687	$124,838	$(9,769)	$830,756

Comprehensive Income:
2011 Net Income			109,975		109,975

Unrealized Loss on Cash Flow Hedges (net of $2,376 income taxes)				(3,626)	(3,626)

Reclassification of Realized Losses on Cash Flow Hedges to Net Income (net of $1,412 income taxes)				2,153	2,153

Employee Benefit Obligations Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $804 income taxes)				1,158	1,158

Total Comprehensive Income					109,660

Dividends, Including Non-Cash Dividend Equivalents			(62,158)		(62,158)
Shares Issued for Stock Options	319	8,176			8,176
Shares Issued Under Stock Compensation Plans	57	—			—
Other		2,040			2,040

Balances at December 31, 2011	36,918	$725,903	$172,655	$(10,084)	$888,474

*	UniSource Energy has 75 million authorized shares of Common Stock.

We describe limitations on our ability to pay dividends in Note 7.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	- Thousands of Dollars -
Operating Revenues
Electric Retail Sales	$903,930	$868,188	$867,516
Electric Wholesale Sales	129,861	141,103	153,306
California Power Exchange (CPX) Provision for Wholesale Refunds	—	(2,970)	(4,172)
Other Revenues	122,595	118,946	82,688

Total Operating Revenues	1,156,386	1,125,267	1,099,338

Operating Expenses
Fuel	318,268	284,744	279,303
Purchased Power	105,766	118,716	144,529
Transmission	(1,435)	3,254	3,066
Decrease to Reflect PPFAC Recovery Treatment	(6,165)	(21,541)	(18,186)

Total Fuel and Purchased Energy	416,434	385,173	408,712
Other Operations and Maintenance	330,801	316,625	282,986
Depreciation	104,894	99,510	116,970
Amortization	34,650	32,196	35,931
Taxes Other Than Income Taxes	40,226	37,732	37,406

Total Operating Expenses	927,005	871,236	882,005

Operating Income	229,381	254,031	217,333

Other Income (Deductions)
Interest Income	3,567	6,707	11,471
Other Income	5,693	6,629	10,996
Other Expense	(12,037)	(11,506)	(9,589)

Total Other Income (Deductions)	(2,777)	1,830	12,878

Interest Expense
Long-Term Debt	49,858	42,378	36,226
Capital Leases	40,358	46,734	49,258
Other Interest Expense	1,127	433	1,571
Interest Capitalized	(2,073)	(1,880)	(1,752)

Total Interest Expense	89,270	87,665	85,303

Income Before Income Taxes	137,334	168,196	144,908
Income Tax Expense	52,000	59,936	54,220

Net Income	$85,334	$108,260	$90,688

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	- Thousands of Dollars -
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$963,247	$947,498	$944,873
Cash Receipts from Electric Wholesale Sales	152,618	190,779	199,918
Cash Receipts from Operating Springerville Units 3 & 4	104,754	102,563	68,951
Reimbursement of Affiliate Charges	18,448	18,356	19,998
Cash Receipts from Wholesale Gas Sales	11,825	—	—
Income Tax Refunds Received	7,492	3,369	14,462
Interest Received	5,367	8,998	12,768
Performance Deposits Received	1,640	5,040	14,000
Other Cash Receipts	17,971	18,389	19,440
Payment of Other Operations and Maintenance Costs	(283,560)	(245,050)	(233,075)
Fuel Costs Paid	(276,030)	(236,436)	(282,653)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(139,728)	(134,540)	(124,053)
Purchased Power Costs Paid	(117,224)	(169,658)	(185,129)
Wages Paid, Net of Amounts Capitalized	(100,942)	(101,815)	(97,289)
Interest Paid, Net of Amounts Capitalized	(45,433)	(38,232)	(33,128)
Capital Lease Interest Paid	(32,103)	(38,640)	(38,586)
Wholesale Gas Costs Paid	(11,822)	—	—
Income Taxes Paid	(2,346)	(19,663)	(14,606)
Performance Deposits Paid	(1,640)	(5,040)	(14,000)
Other Cash Payments	(4,240)	(3,435)	(3,827)

Net Cash Flows - Operating Activities	268,294	302,483	268,064

Cash Flows from Investing Activities
Capital Expenditures	(351,890)	(225,920)	(240,079)
Purchase of Intangibles - Renewable Energy Credits	(5,111)	(7,903)	—
Purchase of Sundt Unit 4 Lease Asset	—	(51,389)	—
Purchase of Springerville Lease Debt	—	—	(31,375)
Other Cash Payments	(558)	(1,483)	(411)
Return of Investments in Springerville Lease Debt	38,353	25,615	12,736
Other Cash Receipts	7,195	8,044	9,528

Net Cash Flows - Investing Activities	(312,011)	(253,036)	(249,601)

Cash Flows from Financing Activities
Proceeds from Issuance of Long-Term Debt	260,285	118,245	—
Proceeds from Borrowings Under Revolving Credit Facility	220,000	177,000	171,000
Equity Investment from UniSource Energy	30,000	15,000	30,000
Other Cash Receipts	2,458	3,241	2,447
Repayments of Borrowings Under Revolving Credit Facility	(210,000)	(212,000)	(146,000)
Repayments of Long-Term Debt	(172,460)	(30,000)	—
Payments of Capital Lease Obligations	(74,343)	(55,889)	(24,091)
Payments of Debt Issue/Retirement Costs	(3,594)	(5,988)	(1,329)
Dividends Paid to UniSource Energy	—	(60,000)	(60,000)
Other Cash Payments	(894)	(1,491)	(1,347)

Net Cash Flows - Financing Activities	51,452	(51,882)	(29,320)

Net Increase (Decrease) in Cash and Cash Equivalents	7,735	(2,435)	(10,857)
Cash and Cash Equivalents, Beginning of Year	19,983	22,418	33,275

Cash and Cash Equivalents, End of Year	$27,718	$19,983	$22,418

See Note 15 for supplemental cash flow information.

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,
	2011	2010
	- Thousands of Dollars -
ASSETS
Utility Plant
Plant in Service	$4,222,236	$3,863,431
Utility Plant Under Capital Leases	582,669	582,669
Construction Work in Progress	76,517	153,981

Total Utility Plant	4,881,422	4,600,081
Less Accumulated Depreciation and Amortization	(1,753,807)	(1,729,747)
Less Accumulated Amortization of Capital Lease Assets	(476,963)	(460,257)

Total Utility Plant - Net	2,650,652	2,410,077

Investments and Other Property
Investments in Lease Debt and Equity	65,829	103,844
Other	32,313	43,588

Total Investments and Other Property	98,142	147,432

Current Assets
Cash and Cash Equivalents	27,718	19,983
Accounts Receivable - Customer	71,435	78,200
Unbilled Accounts Receivable	32,386	32,217
Allowance for Doubtful Accounts	(3,766)	(4,106)
Accounts Receivable - Due from Affiliates	4,049	5,444
Fuel Inventory	32,981	29,209
Materials and Supplies	70,749	54,732
Derivative Instruments	1,439	1,318
Regulatory Assets - Current	71,747	34,023
Deferred Income Taxes - Current	21,678	32,077
Other	13,753	26,467

Total Current Assets	344,169	309,564

Regulatory and Other Assets
Regulatory Assets - Noncurrent	157,386	182,304
Derivative Instruments	1,398	1,834
Other Assets	23,737	24,767

Total Regulatory and Other Assets	182,521	208,905

Total Assets	$3,275,484	$3,075,978

See Notes to Consolidated Financial Statements.

(Consolidated Balance Sheets Continued)

TUCSON ELECTRIC POWER COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,
	2011	2010
	- Thousands of Dollars -
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$824,943	$709,884
Capital Lease Obligations	352,720	429,074
Long-Term Debt	1,080,373	1,003,615

Total Capitalization	2,258,036	2,142,573

Current Liabilities
Current Obligations Under Capital Leases	77,482	60,309
Borrowing Under Revolving Credit Facility	10,000	-
Accounts Payable - Trade	84,508	77,021
Accounts Payable - Due to Affiliates	4,827	3,990
Interest Accrued	30,877	31,771
Accrued Taxes Other than Income Taxes	32,155	29,873
Accrued Employee Expenses	21,356	23,710
Customer Deposits	23,743	21,191
Derivative Instruments	9,040	7,288
Regulatory Liabilities - Current	23,702	58,936
Other	4,524	3,379

Total Current Liabilities	322,214	317,468

Deferred Credits and Other Liabilities
Deferred Income Taxes - Noncurrent	263,225	227,615
Regulatory Liabilities - Noncurrent	200,599	170,223
Derivative Instruments	14,142	11,650
Pension and Other Postretirement Benefits	130,660	120,590
Other	86,608	85,859

Total Deferred Credits and Other Liabilities	695,234	615,937

Commitments, Contingencies, and Proposed Envirionmental Matters (Note 4)

Total Capitalization and Other Liabilities	$3,275,484	$3,075,978

See Notes to Consolidated Financial Statements.

(Consolidated Balance Sheets Concluded)

TUCSON ELECTRIC POWER COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	September 30,	September 30,	September 30,	September 30,
			December 31,
			2011	2010
			- Thousands of Dollars -
COMMON STOCK EQUITY

Common Stock-No Par Value			$888,971	$858,971
	2011	2010
Shares Authorized	75,000,000	75,000,000
Shares Outstanding	32,139,434	32,139,434
Capital Stock Expense			(6,357)	(6,357)
Accumulated Deficit			(47,627)	(132,961)
Accumulated Other Comprehensive Loss			(10,044)	(9,769)

Total Common Stock Equity			824,943	709,884

PREFERRED STOCK
No Par Value, 1,000,000 Shares Authorized, None Outstanding			—	—

CAPITAL LEASE OBLIGATIONS
Springerville Unit 1			253,481	302,229
Springerville Coal Handling Facilities			65,022	76,583
Springerville Common Facilities			111,699	110,571

Total Capital Lease Obligations			430,202	489,383
Less Current Maturities			(77,482)	(60,309)

Total Long-Term Capital Lease Obligations			352,720	429,074

LONG-TERM DEBT

Issue	Maturity	Interest Rate
Variable Rate IDBs	2014 - 2016	Variable	215,300	365,300
Unsecured Fixed Rate IDBs	2020 - 2040	3.25% to 6.375%	615,855	638,315
Unsecured Notes	2021	5.15%	249,218	—

Total Long-Term Debt			1,080,373	1,003,615

Total Capitalization			$2,258,036	$2,142,573

See Notes to Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock	Capital Stock Expense	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
	- Thousands of Dollars -

Balances at December 31, 2008	$813,971	$(6,357)	$(211,146)	$(6,855)	$589,613

Comprehensive Income:
2009 Net Income			90,688		90,688

Unrealized Loss on Cash Flow Hedges (net of $33 income taxes)				51	51

Reclassification of Realized Losses on Cash Flow Hedges to Net Income (net of $690 income taxes)				1,053	1,053

Employee Benefit Obligations Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $33 income taxes)				(51)	(51)

Total Comprehensive Income					91,741

Capital Contribution from UniSource Energy	30,000				30,000

Dividends			(60,763)		(60,763)

Balances at December 31, 2009	843,971	(6,357)	(181,221)	(5,802)	650,591

Comprehensive Income:
2010 Net Income			108,260		108,260

Unrealized Loss on Cash Flow Hedges (net of $4,216 income taxes)				(6,431)	(6,431)

Reclassification of Realized Losses on Cash Flow Hedges to Net Income (net of $2,140 income taxes)				3,264	3,264

Employee Benefit Obligations Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $523 income taxes)				(800)	(800)

Total Comprehensive Income					104,293

Capital Contribution from UniSource Energy	15,000				15,000

Dividends Paid			(60,000)		(60,000)

Balances at December 31, 2010	858,971	(6,357)	(132,961)	(9,769)	709,884

Comprehensive Income:
2011 Net Income			85,334		85,334

Unrealized Loss on Cash Flow Hedges (net of $2,331 income taxes)				(3,555)	(3,555)

Reclassification of Realized Losses on Cash Flow Hedges to Net Income (net of $1,390 income taxes)				2,122	2,122

Employee Benefit Obligations Amortization of SERP Net Prior Service Cost Included in Net Periodic Benefit Cost (net of $804 income taxes)				1,158	1,158

Total Comprehensive Income					85,059

Capital Contribution from UniSource Energy	30,000				30,000

Balances at December 31, 2011	$888,971	$(6,357)	$(47,627)	$(10,044)	$824,943

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

TEP is a regulated public utility and UniSource Energy’s largest operating subsidiary, representing approximately 82% of UniSource Energy’s total assets as of December 31, 2011. TEP generates, transmits and distributes electricity to approximately 404,000 retail electric customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western U.S. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State) and Springerville Unit 4 on behalf of Salt River Project Agriculture Improvement and Power District (SRP).

UES holds the common stock of two regulated public utilities, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UNS Gas is a regulated gas distribution company, which services approximately 148,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in northern Arizona, as well as in Santa Cruz County in southern Arizona. UNS Electric is a regulated public utility, which generates, transmits and distributes electricity to approximately 91,000 retail customers in Mohave and Santa Cruz counties.

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

Millennium’s investments in unregulated businesses represent less than 1% of UniSource Energy’s assets as of December 31, 2011. Millennium’s $13 million net loss for 2010, which reflected impairment losses, caused it to be a reportable segment at December 31, 2010. Millennium is not a reportable segment at December 31, 2011.

Our business is comprised of three reporting segments – TEP, UNS Gas, and UNS Electric.

References to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.

REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In the second and third quarters of 2011, we identified errors related to amounts recorded as owed to or payable by TEP for electricity deliveries settled in-kind or to be settled in-kind during prior years under our transmission, interconnection and certain joint operating agreements. These agreements typically provide that the parties to such agreements will monitor transmission and delivery losses and other energy imbalances and make payments to each other to compensate for any losses and imbalances. Payments for such losses and imbalances are made in-kind with energy (MWh) rather than cash. The amount of these losses and imbalances is typically a very low portion of the energy flows subject to these agreements and is usually settled on a one day or one month lag. We also identified minor errors to prior year amounts billed to third parties for operations and maintenance expense. Separately, in the second quarter of 2011, we identified errors in prior years in the calculation of income tax expense arising from not treating Allowance for Equity Funds Used During Construction (AFUDC) as a permanent book to tax difference.

We assessed the materiality of these errors on prior period financial statements and concluded they were not material to any prior annual or interim periods, but the cumulative impact, if recognized in 2011, could be material to the annual period ending December 31, 2011 and the interim period ended June 30, 2011. As a result, in accordance with Staff Accounting Bulletin 108, we revised our prior period financial statements to correct these

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

errors. We assessed the materiality of the third quarter 2011 errors, together with the errors identified in the first half of 2011, on prior period financial statements and concluded that, while they were not material to any prior annual or interim periods, we should update the prior revision to reflect all of the errors identified in 2011.

The income tax adjustment affected fiscal years 2003 through 2010 for UniSource Energy and fiscal years 2009 and 2010 for TEP. The adjustment for transmission and delivery losses and energy imbalances settled in-kind or to be settled in-kind affected fiscal years 2004 through 2010. The operations and maintenance expense adjustment affected fiscal years 2006 through 2010. The revision increased UniSource Energy’s net income by $2 million for each of the years ended December 31, 2010 and 2009. The revision increased TEP’s net income by $1 million for each of the years ended December 31, 2010 and 2009. UniSource Energy’s Accumulated Earnings increased by $7 million for the periods prior to January 1, 2009, as a result of the revisions.

The revised amounts include reclassifications to conform to the current year presentation. TEP reclassified Other Operations and Maintenance costs of $7 million in 2010, and $6 million in 2009 to Other Expense to correctly account for the regulatory treatment of certain expenses.

The revision and reclassifications impacted statements of income and balance sheets as shown in the tables below:

	September 30,	September 30,	September 30,	September 30,
	UniSource Energy		TEP
	Year Ended December 31, 2010
	As Reported	As Revised	As Reported	As Revised
	-Thousands of Dollars- (Except Per Share Amounts)
Income Statement
Electric Wholesale Sales	$151,673	$151,962	$140,815	$141,103
Fuel	296,980	295,652	286,071	284,744
Purchased Energy	307,288	307,288	118,716	118,716
Decrease to Reflect PPFAC/PGA Recovery Treatment	(31,105)	(29,622)	(23,025)	(21,541)
Other Operations and Maintenance	370,067	370,037	323,537	316,625
Income Tax Expense	78,266	76,921	61,057	59,936
Net Income	111,477	112,984	106,978	108,260
Basic EPS	3.06	3.10	N/A	N/A
Diluted EPS	2.82	2.86	N/A	N/A

Balance Sheet
Accounts Receivable -Customer	91,556	98,333	71,425	78,200
Deferred Income Taxes –Current Assets	32,386	30,822	33,640	32,077
Regulatory Assets -Noncurrent	196,736	192,966	186,074	182,304
Common Stock Equity	828,368	830,756	707,495	709,884
Accounts Payable -Trade	109,896	108,950	77,967	77,021
Deferred Income Taxes –Noncurrent Liabilities	246,466	246,466	227,615	227,615

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30,	September 30,	September 30,	September 30,
	UniSource Energy		TEP
	Year Ended December 31, 2009
	As Reported	As Revised	As Reported	As Revised
	-Thousands of Dollars- (Except Per Share Amounts)
Income Statement
Electric Wholesale Sales	$130,904	$131,255	$152,955	$153,306
Fuel	298,655	296,248	281,710	279,303
Purchased Energy	296,861	296,861	144,528	144,529
Decrease to Reflect PPFAC/PGA Recovery Treatment	(17,091)	(14,553)	(20,724)	(18,186)
Other Operations and Maintenance	333,887	333,579	289,765	282,986
Income Tax Expense	64,348	63,232	55,130	54,220
Net Income	104,258	105,901	89,248	90,688
Basic EPS	2.91	2.95	N/A	N/A
Diluted EPS	2.69	2.73	N/A	N/A

BASIS OF PRESENTATION

We consolidate our investments in subsidiaries when we hold a majority of the voting stock and we can exercise control over the operations and policies of the company. Consolidation means accounts of the parent and subsidiary are combined and intercompany balances and transactions are eliminated. Intercompany profits on transactions between regulated entities are not eliminated.

We used the equity and cost methods to report Millennium’s investments until the assets became fully impaired in 2010. See Note 13.

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

ACCOUNTING FOR RATE REGULATION

We generally use the same accounting policies and practices used by unregulated companies. However, sometimes regulatory accounting requires that rate-regulated companies apply special accounting treatment to show the effect of rate regulation. For example, we capitalize certain costs that would be included as expense in the current period by unregulated companies. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer Retail Rates. Regulatory liabilities generally represent expected future costs that have already been collected from customers or items that are expected to be returned to customers through billing reductions. We evaluate regulatory assets each period and believe recovery is probable. If future recovery of costs ceases to be probable, the assets would be written off as a charge in current period earnings.

We apply regulatory accounting as the following conditions exist:

•	An independent regulator sets rates;

•	The regulator sets the rates to recover the specific enterprise’s costs of providing service; and

•	Rates are set at levels that will recover the entity's costs and can be charged to and collected from customers.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CASH AND CASH EQUIVALENTS

We define Cash and Cash Equivalents as cash (unrestricted demand deposits) and all highly liquid investments purchased with an original maturity of three months or less.

UTILITY PLANT

Utility Plant includes the business property and equipment that supports electric and gas services, consisting primarily of generation, transmission and distribution facilities. We report utility plant at original cost. Original cost includes materials and labor, contractor services, construction overhead (where applicable), and an Allowance for Funds Used During Construction (AFUDC).

We record the cost of repairs and maintenance, including planned major overhauls to Other Operations and Maintenance Expense on the income statements as the costs are incurred.

When a unit of regulated property is retired, we reduce accumulated depreciation by the original cost plus removal costs less any salvage value. There is no income statement impact.

AFUDC and Capitalized Interest

AFUDC reflects the cost of debt or equity funds used to finance construction and is capitalized as part of the cost of regulated utility plant. AFUDC amounts capitalized are included in rate base for establishing Retail Rates. For operations that do not apply regulatory accounting, we capitalize interest related only to debt as a cost of construction. The interest capitalized that relates to debt reduces Other Interest Expense on the income statements. The cost capitalized for equity funds is recorded as Other Income.

	September 30,	September 30,	September 30,
Average AFUDC Rate on Regulated Construction Expenditures	2011	2010	2009
TEP	6.72%	6.65%	6.40%
UNS Gas	8.32%	8.19%	7.05%
UNS Electric	8.18%	8.22%	7.62%

UniSource Energy capitalized interest at a rate of 3.30% for 2011 and 1.96% for 2010 related to the development of a new corporate headquarters.

Depreciation

We compute depreciation for owned utility plant on a group method straight-line basis at depreciation rates based on the economic lives of the assets. See Note 5. The ACC approves depreciation rates for all utility plant. TEP transmission assets are subject to FERC jurisdiction. Depreciation rates are based on average useful lives and reflect estimated removal costs, net of estimated salvage value for interim retirements. Below are the summarized average annual depreciation rates for all utility plants.

	September 30,	September 30,	September 30,	September 30,
	TEP	UNS Gas	UNS Electric	UED
2011	3.15%	3.32%	4.31%	3.03%
2010	3.14%	2.83%	4.35%	2.57%
2009	3.64%	2.76%	4.33%	2.57%

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Computer Software Costs

We capitalize costs incurred to purchase and develop computer software for internal use and amortize those costs over the estimated economic life of the product. If the software is no longer useful, we immediately charge capitalized computer software costs to expense.

TEP Utility Plant under Capital Leases

TEP financed the following generation assets with capital leases: Springerville Common Facilities, Springerville Unit 1 and the Springerville Coal Handling Facilities. The amount of lease expense incurred for TEP’s generation-related capital leases consists of amortization expense, as described in Note 5, and Interest Expense on Capital Leases as reflected on the income statements. The lease terms are described in Note 6.

INVESTMENTS IN LEASE DEBT AND EQUITY

TEP holds investments in lease debt in TEP’s Springerville Unit 1 capital leases. These holdings are considered held-to-maturity investments because TEP has the ability and intent to hold them until maturity. TEP records these investments at amortized cost and recognizes interest income. The fair value of these investments is described in Note 11. These investments do not reduce the capital lease obligations reflected on the balance sheet because there is no legal right of offset. TEP makes lease payments to a trustee who then distributes the payments to debt and equity holders.

TEP accounts for its 14% equity interest in the Springerville Unit 1 lease trust using the equity method.

JOINTLY-OWNED FACILITIES

TEP has investments in several generation and transmission facilities jointly-owned with other companies. These projects are accounted for on a proportionate consolidation basis. See Note 5.

ASSET RETIREMENT OBLIGATIONS

TEP and UNS Electric record a liability for the estimated present value of a conditional asset retirement obligation as follows:

•	When it is able to reasonably estimate the fair value of any future obligation to retire as a result of an existing or enacted law, statute, ordinance or contract; or

•	If it can reasonably estimate the fair value.

When the liability is initially recorded at net present value, TEP and UNS Electric capitalize the cost by increasing the carrying amount of the related long-lived asset. TEP and UNS Electric adjust the liability to its present value by recognizing accretion expense in Other Operations and Maintenance expense, and the capitalized cost is depreciated in Depreciation and Amortization expense over the useful life of the related asset.

TEP and UNS Electric record cost of removal for generation assets that are recoverable through Retail Rates charged to customers. See Note 2. We record cost of removal for transmission and distribution assets through depreciation rates and recover those amounts in Retail Rates charged to customers. There are no legal obligations associated with these assets. We have recorded an obligation for estimated costs of removal as regulatory liabilities.

EVALUATION OF ASSETS FOR IMPAIRMENT

We evaluate long-lived assets and investments for impairment whenever events or circumstances indicate the carrying value of the assets may be impaired. If discounted expected future cash flows are less than the carrying value of the asset, an impairment loss is recognized if the impairment is other than temporary and the loss is not recoverable through rates, and the asset is written down to the fair value of the asset.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DEFERRED FINANCING COSTS

We defer the costs to issue debt and amortize such costs to interest expense on a straight-line basis over the life of the debt as this approximates the effective interest method. These costs include underwriters’ commissions, discounts or premiums, and other costs such as legal, accounting, regulatory fees and printing costs.

We defer and amortize the gains and losses on reacquired debt associated with regulated operations to interest expense over the remaining life of the original debt.

UTILITY OPERATING REVENUES

We record utility operating revenues when services or commodities are delivered to customers. Operating revenues include an estimate for unbilled revenues from service that has been provided but not billed by the end of an accounting period.

We determine amounts delivered through periodic readings of customer meters. At the end of the month, the usage since the last meter reading is estimated and the corresponding unbilled revenue is calculated. Unbilled revenue is estimated based on daily generation or purchased volumes, estimated customer usage by class, estimated line losses and estimated average customer Retail Rates. Accrued unbilled revenues are reversed the following month when actual billings occur. The accuracy of the unbilled revenue estimate is affected by factors that include fluctuations in energy demands, weather, line losses, customer Retail Rates and changes in the composition of customer classes.

We are authorized a rate-adjustment mechanism that provides for the recovery of actual fuel, transmission and purchased power/energy cost. The revenue surcharge or surcredit adjusts the customers’ retail rate for delivered electricity or gas to collect or return under- or over- recovered energy costs. The ACC revises these rate-adjustment mechanisms periodically (annually for TEP and UNS Electric; monthly for UNS Gas) and may increase or decrease the level of costs recovered through Retail Rates for any difference between the total amount collected under the clauses and the recoverable costs incurred. See Note 2.

Arizona’s mandatory Renewable Energy Standard (RES) requires TEP and UNS Electric to increase their use of renewable energy and allows recovery of RES compliance costs through a surcharge to customers. We charge customers a Demand Side Management (DSM) surcharge to recover the cost of ACC-approved energy efficiency programs. We defer differences between actual RES or DSM qualified costs incurred and the recovery of such costs through the RES and DSM surcharges. Cost over-recoveries (the excess of cost recoveries through the RES and DSM surcharges over actual qualified costs incurred) are deferred as regulatory liabilities and cost under-recoveries (the excess of actual qualified costs incurred over cost recoveries through the RES and DSM surcharges) are deferred as regulatory assets. The surcharges are reset annually and incorporate an adjustor mechanism that, upon approval of the ACC, allows us to apply any shortage or surplus in the prior year’s program expenses to the subsequent year’s RES or DSM surcharge. See Note 2.

For contracts that are not settled with energy, TEP nets the sales contracts with the purchase power contracts and reflects the net amount as Electric Wholesale Sales. The corresponding cash receipts are recorded in the statement of cash flows as Cash Receipts from Electric Wholesale Sales, while cash payments are recorded as Purchased Energy Costs Paid.

We record an Allowance for Doubtful Accounts to reduce accounts receivable for amounts estimated to be uncollectible. The allowance is determined based on historical bad debt patterns, retail sales and economic conditions. We refer uncollected accounts to external collection agencies after 90 days.

TEP recognizes revenue from operating Springerville Unit 3 and Unit 4 on behalf of Tri-State and SRP as Other Revenues. Effective with commercial operation of Springerville Unit 3 in July 2006 and Springerville Unit 4 in December 2009, Tri-State and SRP reimburse TEP for various operating costs at the Springerville generating station. Tri-State and SRP also pay TEP for the use of the Springerville Common Facilities and the Springerville Coal Handling Facilities which are recorded as Other Revenues. Operating expenses are recorded in the respective line item of the income statements based on the nature of service or materials provided.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INVENTORY

Materials and supplies consist of transmission, distribution and generation construction and repair materials. We record fuel, materials and supply inventories at the lower of weighted average cost or market prices. We capitalize handling and procurement costs (such as materials, labor, overhead costs and transportation costs) as part of the cost of the inventory.

RECOVERY OF FUEL AND PURCHASED ENERGY COSTS

TEP and UNS Electric Purchased Power and Fuel Adjustment Clause (PPFAC)

TEP and UNS Electric defer differences between actual fuel, transmission and purchased power costs and current PPFAC costs incurred and the recovery of such costs in base rates. Cost over-recoveries (the excess of fuel costs recoveries in Base Rates over actual costs incurred) are deferred as regulatory liabilities and cost under-recoveries (the excess of actual costs incurred over fuel costs recovered in Base Rates) are deferred as regulatory assets. See Note 2.

UNS Gas Purchased Gas Adjustor (PGA)

UNS Gas defers the difference between actual gas costs incurred and the recovery of such costs under a Purchased Gas Adjustor (PGA) mechanism. Gas cost over-recoveries (the excess of gas costs recovered under the PGA mechanism over actual gas costs incurred) are deferred as regulatory liabilities and under-recoveries (the excess of actual gas costs incurred over gas costs recovered via the PGA mechanism) are deferred as regulatory assets. See Note 2.

RENEWABLE ENERGY CREDITS (RECs)

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

When RECs are purchased, TEP and UNS Electric record the cost of the RECs as Other Assets, and a corresponding regulatory liability, to reflect the obligation to use the RECs for future RES compliance. Unretired RECs are recorded as Other Assets on the balance sheet. RECs are expensed to the income statements when the RECs are reported to the ACC for compliance with the RES requirements. See Note 2.

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to 1990, TEP flowed through to ratepayers certain accelerated tax benefits related to utility plant as the benefits were recognized on tax returns. Regulatory Assets – Noncurrent includes Income Taxes Recoverable Through Future Rates, which reflects the future revenues due us from ratepayers as these tax benefits reverse. See Note 2.

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

TAXES OTHER THAN INCOME TAXES

We act as conduits or collection agents for sales taxes, utility taxes, franchise fees and regulatory assessments. As we bill customers for these taxes and assessments, we record trade receivables. At the same time, we record liabilities payable to governmental agencies for these taxes and assessments. These amounts are not reflected in the income statements.

DERIVATIVE FINANCIAL INSTRUMENTS

Risks and Overview

We are exposed to energy price risk associated with gas and purchased power requirements, volumetric risk associated with seasonal load, and operational risk associated with power plants, transmission and transportation systems. We reduce our energy price risk through a variety of derivative and non-derivative instruments. The objectives for entering into such contracts include: creating price stability; ensuring we can meet load and reserve requirements; and reducing exposure to price volatility that may result from delayed recovery under the PPFAC or PGA. See Note 2.

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

We present cash collateral and derivative assets and liabilities associated with the same counterparty separately in our financial statements, and we bifurcate all derivatives into current and long-term portions on the balance sheet.

Cash Flow Hedges

TEP hedges the cash flow risk associated with unfavorable changes in the variable interest rates related to the Springerville Common Facilities Lease and variable rate industrial development bonds. In addition, TEP hedges the cash flow risk associated with a six-year power supply agreement using a six-year power purchase swap agreement. UNS Electric entered into a cash flow hedge in August 2011 to fix the UNS Electric term loan variable interest rate. TEP and UNS Electric account for cash flow hedges as follows:

•

The effective portion of the changes in the fair value of the interest rate swaps and TEP’s six-year power purchase swap agreement are recorded in Accumulated Other Comprehensive Income (AOCI) and the ineffective portion, if any, is recognized in earnings; and

•

When TEP and UNS Electric determine a contract is no longer effective in offsetting the changes in cash flow of a hedged item, TEP and UNS Electric recognize the changes in fair value in earnings. The unrealized gains and losses at that time remain in AOCI and are reclassified into earnings as the underlying hedged transaction occurs.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TEP’s hedges, such as forward power purchase contracts indexed to gas, short-term forward power sales contracts, or call and put options (gas collars), that did not qualify for either cash flow hedge accounting treatment or the normal scope exception are considered mark-to-market transactions. TEP hedges a portion of its monthly natural gas exposure for plant fuel, gas-indexed purchased power and spot market purchases with fixed price contracts for a maximum of three years. Unrealized gains and losses are recorded as either a regulatory asset or regulatory liability to the extent they qualify for recovery through the PPFAC.

In 2009 through 2011 we had no trading activity.

•	UNS Gas

UNS Gas enters into derivative contracts such as forward gas purchases and gas swaps, creating price stability and reducing exposure to natural gas price volatility that may result in delayed recovery under the PGA. Unrealized gains and losses are recorded as either a regulatory asset or regulatory liability, as the UNS Gas PGA mechanism permits the recovery of the cost of hedging contracts.

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

Normal Purchase and Normal Sale

We enter into forward energy purchase and sales contracts, including call options, to support our current load forecasts, with counterparties for load serving requirements or counterparties with generating capacity. These contracts are not required to be marked-to-market and are accounted for on an accrual basis. We evaluate our counterparties on an ongoing basis for non-performance risk to ensure it does not impact our ability to obtain the normal scope exception.

PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor noncontributory, defined benefit pension plans for substantially all employees and certain affiliate employees. Benefits are based on employees’ years of service and average compensation. We also maintain a Supplemental Executive Retirement Plan for upper management. TEP also provides limited health care and life insurance benefits for retirees.

Pension and other postretirement benefit expense are determined by actuarial valuations, based on assumptions that we evaluate annually. See Note 9.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. REGULATORY MATTERS

RATES AND REGULATION

The ACC and the FERC each regulate portions of the utility accounting practices and rates used by TEP, UNS Gas and UNS Electric. The ACC regulates rates charged to retail customers, the siting of generation and transmission facilities, the issuance of securities, and transactions with affiliated parties. The FERC regulates terms and prices of transmission services and wholesale electricity sales.

TEP 2008 Rate Order

The 2008 TEP Rate Order, issued by the ACC and effective December 1, 2008, provided an average base rate increase of 6% over TEP’s previous Base Rates; an 8% authorized rate of return on original cost rate base; a fuel rate included in Base Rates of 2.9 cents per kilowatt-hour (kWh); a PPFAC effective January 1, 2009; and a base rate increase moratorium through January 1, 2013.

2010 UNS Gas Rate Order

Effective April 2010, the ACC approved a base rate increase of 2% ($3 million), including an 8% authorized rate of return on original cost rate base.

Pending UNS Gas Rate Case

In April 2011, UNS Gas filed a general rate case (on a cost-of-service basis) with the ACC requesting a base rate increase of 3.8% to cover a revenue deficiency of $5.6 million.

In February 2012, ACC Staff recommended a base rate increase of $2.7 million as well as a mechanism to enable UNS Gas to recover lost fixed-cost revenues as a result of implementing the ACC’s EE Standards. The ACC is expected to issue a final order in the second quarter of 2012.

2008 UNS Electric Rate Order

In May 2008, the ACC approved a base rate increase of 2.5% ($4 million) effective June 2008.

2010 UNS Electric Rate Order

In September 2010, the ACC approved a base rate increase of 4% ($7 million), including an 8% authorized rate of return on original cost rate base, effective October 1, 2010. The ACC approved new depreciation rates effective in October 2010.

In July 2011, UNS Electric completed the ACC and FERC approved purchase of BMGS from UED for $63 million, UED’s book value for the assets. BMGS was included in UNS Electric’s rate base through a revenue-neutral rate reclassification of approximately 0.7 cents per kWh from base power supply rate to non-fuel Base Rates.

COST RECOVERY MECHANISMS

TEP, UNS Gas and UNS Electric have received regulatory decisions that allow for more timely recovery of certain costs through the following recovery mechanisms.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased Power and Fuel Adjustment Clause (PPFAC)

The PPFAC provides for the adjustment of Retail Rates to reflect variations in retail fuel, transmission and purchased power costs, including demand charges, and the prudent costs of contracts for hedging fuel. TEP and UNS Electric record deferrals for recovery or refund to the extent actual retail fuel, transmission and purchased power costs vary from the fuel rate and current PPFAC rates. The TEP PPFAC became effective in January 2009. A PPFAC rate adjustment is made annually each April 1st (unless otherwise approved by the ACC) and goes into effect for the subsequent 12-month period automatically unless suspended by the ACC. UNS Electric’s PPFAC rate adjustment is made annually each June 1st, effective for the subsequent 12-month period.

The PPFAC rate includes (a) a “Forward Component,” under which TEP and UNS Electric recover or refund differences between forecasted fuel, transmission and purchased power costs for the upcoming calendar year and those embedded in the fuel rate and the current PPFAC rates; (b) a “True-up Component,” which reconciles differences between actual fuel, transmission and purchased power costs and those recovered through the combination of the fuel rate and the forward component for the preceding 12-month period.

The table below summarizes TEP’s and UNS Electric’s PPFAC rates in cents per kWh that are compared against actual fuel cost to create regulatory assets or liabilities:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
	June - December	April - May	January - March	June – December	April - May	January - March(2)
TEP
PPFAC	0.53	0.53	0.09	0.09	0.09	0.18
CTC (1)	(0.53)	(0.53)	(0.09)	(0.09)	(0.09)	(0.18)

Total PPFAC Rate	—	—	—	—	—	—
UNS Electric	(0.88)	0.08	0.08	(0.28)	(1.06)	(1.06)

(1)	Competition Transition Charge

(2)	TEP’s first PPFAC rate began April 2009 at 0.18 cents per kWh. UNS Electric’s PPFAC rate from January to May 2009 was 1.50 cents per kWh, and the PPFAC rate from June to December 2009 was (1.06) cents per kWh.

As part of the 2008 Rate Order, TEP was required to credit previously collected revenues to customers through the PPFAC. As a result, the PPFAC charge has been zero since it became effective in January 2009. In November 2011, the Fixed CTC revenue was fully refunded to customers and TEP began deferring the PPFAC eligible costs until a new PPFAC rate is approved by the ACC.

The following table shows the changes in TEP’s PPFAC related accounts and the impacts on revenue and expense for the year ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Assets (Liability) at December 31,		Year Ended December 31, 2011
	2011	2010	Increase to Revenue	Reduction to Fuel and Purchased Power Expense
	-Millions of Dollars-
PPFAC - Fixed CTC Revenue to be Refunded (current and noncurrent)	$—	$(36)	$36

PPFAC (current and noncurrent)	$60	$54		$6

For the year ended December 31, 2010, changes in the deferred PPFAC regulatory asset (liability) resulted in a $10 million increase to revenue and a $22 million decrease to fuel and purchased power expense.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNS Gas Purchased Gas Adjustor (PGA)

The PGA mechanism provides for the adjustment of Retail Rates to reflect variations in natural gas costs. UNS Gas records deferrals for recovery or refund to the extent actual natural gas costs vary from the PGA rate. The PGA rate reflects a weighted, rolling average of the gas costs incurred by UNS Gas over the preceding 12 months. The PGA rate automatically adjusts monthly, but it is restricted from rising or falling more than $0.15 per therm in a twelve-month period. UNS Gas is required to request an additional surcredit if deferral balances reflect $10 million or more on a billed basis.

The PGA rate ranged from $0.6593 to $0.7296 cents per therm in 2011, and ranged from $0.6433 to $0.7306 cents per therm in 2010.

RES and Energy Efficiency Standards

The ACC has a mandatory RES that requires TEP and UNS Electric to expand their use of renewable energy through efforts funded by customer surcharges. TEP and UNS Electric are required to file five-year implementation plans with the ACC and annually seek approval for the upcoming year’s RES funding amount. Similarly, TEP, UNS Gas and UNS Electric recover the cost of ACC-approved energy efficiency programs through DSM surcharges established by the ACC.

The following table shows RES and DSM tariffs collected:

	September 30,	September 30,	September 30,	September 30,	September 30,
	TEP RES	UNS Electric RES	TEP DSM	UNS Gas DSM	UNS Electric DSM
	-Millions of Dollars-
2011	$35	$7	$11	$1	$2
2010	32	7	10	1	2
2009	29	5	7	1	1

Renewable Energy Standard

In 2010, the ACC approved:

•

A funding mechanism for approximately $14 million of TEP-owned renewable energy projects in 2010, and approximately $5 million in UNS Electric owned solar projects per year between 2011 and 2014. TEP’s projects were completed in 2010, and TEP began recovering its costs through the RES tariff in January 2011.

•	TEP’s 2011 RES implementation plan. As approved by the plan, TEP invested $28 million in TEP-owned solar projects in 2011.

In 2011, the ACC approved TEP’s 2012 RES implementation plan. The plan allows TEP to invest $28 million in 2012, and $8 million in 2013 for TEP-owned solar projects.

The funding mechanism allows TEP and UNS Electric to use RES funds to recover operating costs, depreciation, and property taxes and to earn a return on company-owned solar projects until the projects can be incorporated in Base Rates.

TEP and UNS Electric entered into multiple ACC approved long-term purchase power agreements with companies developing renewable energy generation facilities. TEP and UNS Electric are required to purchase the full output of each facility for 20 years. Both utilities are authorized to recover a portion of the cost of renewable energy through the PPFAC, with the balance of costs recoverable through the RES tariff.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Electric Energy Efficiency Standards

In 2010, the ACC approved new Electric Energy Efficiency (EE) Standards designed to require TEP and UNS Electric to implement cost-effective Demand Side Management (DSM) programs, effective in 2011. In 2011, the EE Standards targeted total retail kWh savings equal to 1.25% of 2010 sales increasing to 22% by 2020. The EE Standards provide for a DSM surcharge to recover the costs to implement DSM programs.

In January 2012, the ACC granted UNS Electric a waiver from complying with the 2011 and 2012 EE Standards.

The ACC approved new Gas EE Standards which required UNS Gas to implement cost effective DSM programs to reduce total retail therm sales in 2011, by 701,113 therms, or 0.5% of 2010 sales. Targeted savings increase annually in subsequent years until they reach a cumulative annual reduction in retail therm sales of 6% by 2020.

In January 2012, TEP filed a modification to its 2012/2013 Energy Efficiency Implementation Plan with the ACC. The proposal includes a request for an increase in the performance incentive based on TEP’s ability to meet the EE targets for 2012 and for 2013. TEP’s proposed annual performance incentive in each of 2012 and 2013 ranges from $6 million to $8 million.

Renewable Energy Credits

The following table shows the REC activity for 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	UniSource Energy			TEP
	December 31,		December 31,
	2011	2010	2011	2010
	-Millions of Dollars-
Beginning Balance, included in Other Assets	$3	$—	$2	$—
RECs Purchased	6	8	5	8
RECs Recovered Through Revenues (RES surcharge)	(8)	(5)	(7)	(6)

Ending Balance, included in Other Assets	$1	$3	$—	$2

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory Assets and Liabilities

The following tables summarize regulatory assets and liabilities:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	TEP	UNS Gas	UNS Electric	UniSource Energy
	-Millions of Dollars-
Regulatory Assets—Current
Property Tax Deferrals (1)	$16	$—	$—	$16
Derivative Instruments (Notes 11 and 16)	7	7	10	24
Deregulation Costs (2)	3	—	—	3
PPFAC (3)	34	—	7	41
DSM (3)	8	—	1	9
Other Current Regulatory Assets (4)	4	—	—	4

Total Regulatory Assets—Current	72	7	18	97

Regulatory Assets—Noncurrent
Pension and Other Postretirement Benefits (Note 9)	107	3	4	114
Income Taxes Recoverable through Future Revenues (5)	10	—	2	12
PPFAC/PGA (3)	6	—	—	6
PPFAC—Final Mine Reclamation and Retiree Health Care Costs (6)	20	—	—	20
Derivative Instruments (Notes 11 and 16)	2	2	3	7
Other Regulatory Assets (4)	12	1	1	14

Total Regulatory Assets—Noncurrent	157	6	10	173

Regulatory Liabilities—Current
PPFAC/PGA (7)	—	(15)	—	(15)
RES (7)	(22)	—	(3)	(25)
Other Current Regulatory Liabilities	(2)	—	—	(2)

Total Regulatory Liabilities—Current	(24)	(15)	(3)	(42)

Regulatory Liabilities—Noncurrent
Net Cost of Removal for Interim Retirements (8)	(198)	(23)	(10)	(231)
Other Regulatory Liabilities	(3)	(1)	—	(4)

Total Regulatory Liabilities—Noncurrent	(201)	(24)	(10)	(235)

Total Net Regulatory Assets (Liabilities)	$4	$(26)	$15	$(7)

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
	TEP	UNS Gas	UNS Electric	UniSource Energy
	-Millions of Dollars-
Regulatory Assets—Current
Property Tax Deferrals (1)	$16	$—	$—	$16
Derivative Instruments (Notes 11 and 16)	5	8	12	25
Deregulation Costs (2)	4	—	—	4
PPFAC (3)	—	—	3	3
DSM (3)	5	—	—	5
Other Current Regulatory Assets (4)	4	—	—	4

Total Regulatory Assets—Current	34	8	15	57

Regulatory Assets—Noncurrent
Pension and Other Postretirement Benefits (Note 9)	90	2	2	94
Income Taxes Recoverable through Future Revenues (5)	22	—	1	23
PPFAC/PGA (3)	37	—	—	37
PPFAC—Final Mine Reclamation and Retiree Health Care Costs (6)	17	—	—	17
Deregulation Costs (2)	3	—	—	3
Derivative Instruments (Notes 11 and 16)	—	2	2	4
Other Regulatory Assets (4)	13	2	—	15

Total Regulatory Assets—Noncurrent	182	6	5	193

Regulatory Liabilities—Current
PPFAC/PGA (7)	—	(9)	—	(9)
PPFAC—Fixed CTC Revenue to be Refunded (7)	(36)	—	—	(36)
RES (7)	(22)	—	(1)	(23)
Other Current Regulatory Liabilities	(1)	—	—	(1)

Total Regulatory Liabilities—Current	(59)	(9)	(1)	(69)

Regulatory Liabilities—Noncurrent
Net Cost of Removal for Interim Retirements (8)	(169)	(22)	(9)	(200)
Other Regulatory Liabilities	(1)	—	—	(1)

Total Regulatory Liabilities—Noncurrent	(170)	(22)	(9)	(201)

Total Net Regulatory Assets (Liabilities)	$(13)	$(17)	$10	$(20)

Regulatory assets are either being collected in Retail Rates or are expected to be collected through Retail Rates in a future period. We describe regulatory assets and state when we earn a return below:

(1)	Property Tax is recovered over an approximately six-month period as costs are paid, rather than as costs are accrued.

(2)	Deregulation costs represent deferred expenses that TEP incurred to comply with various ACC deregulation orders, as authorized by the ACC. TEP earns a return on this asset and is recovering these costs through Retail Rates over a four-year period ending November 2012.

(3)	See Cost Recovery Mechanisms discussion.

(4)	TEP’s other assets include unamortized loss on reacquired debt (recovery through 2032); coal contract amendment (recovery through 2017); and other assets (recovery through 2014). UNS Gas’ other assets consist of rate case costs (recovery over 3 years), and costs of the low income assistance program.

(5)	Income Taxes Recoverable through Future Revenues are amortized over the life of the assets.

(6)	Final Mine Reclamation and Retiree Health Care Costs stem from TEP’s jointly-owned facilities at San Juan, Four Corners and Navajo. TEP is required to recognize the present value of its liability associated with final mine reclamation and retiree health care obligations. TEP recorded a regulatory asset because TEP is permitted to fully recover these costs through the PPFAC when the costs are invoiced by the miners. TEP expects to recover these costs over the remaining life of the mines, which is estimated to be between 15 and 21 years.

Regulatory liabilities represent items that TEP either expects to pay to customers through billing reductions in future periods or plans to use for the purpose for which they were collected from customers, as described below:

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)	See Cost Recovery Mechanisms discussion above.

(8)	Net Cost of Removal for Interim Retirements represents an estimate of the cost of future asset retirement obligations net of salvage value. These are amounts collected through revenue for the net cost of removal of interim retirements for transmission, distribution, general and intangible plant which are not yet expended. TEP and UNS Electric have also collected amounts for generation plant, which they have not yet expended.

Income Statement Impact of Applying Regulatory Accounting

Regulatory accounting had the following effects on TEP’s net income:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	-Millions of Dollars-
TEP
Operating Revenues
Amortization of the Fixed CTC Revenue to be Refunded	$36	$10	$13
Operating Expenses
Depreciation (related to Net Cost of Removal for Interim Retirements)	(29)	(30)	(41)
Deferral of PPFAC Costs	6	22	18
Other	—	(8)	(16)
Non-Operating Income/Expenses
Long-Term Debt (Amortization of Loss on Reacquired Debt Costs)	1	1	—
AFUDC—Equity	4	4	4

Income Taxes—Deferral	(8)	1	—

Offset by the Tax Effect of the Above Adjustments	(4)	—	9

Net (Decrease)/Increase to Net Income	$6	$—	$(13)

UNS Gas and UNS Electric would have recognized the difference between expected and actual purchased energy costs and commodity derivative unrealized gains or losses as a change in income statement expense, rather than as a change in regulatory balances.

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	-Millions of Dollars-
UNS Gas
Net (Decrease)/Increase to Net Income	$(5)	$(1)	$6
UNS Electric
Net (Decrease)/Increase to Net Income	3	(7)	7

Future Implications of Discontinuing Application of Regulatory Accounting

We regularly assess whether we can continue to apply regulatory accounting to regulated operations, and concluded regulatory accounting is applicable. If we stopped applying regulatory accounting to our regulated operations the following would occur:

•	Regulatory pension assets would be reflected in AOCI;

•	We would write-off remaining regulatory assets as an expense and regulatory liabilities as income on the income statements;

•	At December 31, 2011, based on the regulatory assets balances, net of regulatory liabilities:

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	TEP would have recorded an extraordinary after-tax gain of $62 million and an after-tax loss in AOCI of $64 million;

•	UNS Gas would have recorded an extraordinary after-tax gain of $18 million and an after-tax loss in AOCI of $2 million; and

•	UNS Electric would have recorded an extraordinary after-tax loss of $6 million and an after-tax loss in AOCI of $3 million.

While future regulatory orders and market conditions may affect cash flows, our cash flows would not be affected if we stopped applying regulatory accounting to our regulated operations.

NOTE 3. SEGMENT AND RELATED INFORMATION

We have three reportable segments that are determined based on the way we organize our operations and evaluate performance:

(1)	TEP, a regulated electric utility business, is our largest subsidiary;

(2)	UNS Gas is a regulated gas distribution utility business; and

(3)	UNS Electric is a regulated electric utility business.

Results for the UniSource Energy and UES holding companies, Millennium and UED are included in Other below.

In accordance with accounting rules related to the transfer of a business held under common control, we reflect UNS Electric’s purchase of BMGS as if it occurred on January 1, 2009. UNS Electric’s net income and reconciling adjustments in the table below increased by $3 million for the year ended December 31, 2011, and $5 million for each of the years ended December 31, 2010 and 2009. The transaction had no impact on UniSource Energy’s consolidated financial statements. In addition, the segments disclosed in the 2010 and 2009 sections of the table below were revised to move Millennium into the “Other” segment as it is no longer a reportable segment.

We disclose selected financial data for our reportable segments in the following tables:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Reportable Segments
2011	TEP	UNS Gas	UNS Electric	Other	Reconciling Adjustments	UniSource Energy
	-Millions of Dollars-
Income Statement
Operating Revenues-External	$1,141	$149	$219	$—	$1	$1,510
Operating Revenues- Intersegment	15	2	2	23	(42)	—
Depreciation and Amortization	140	8	17	1	(1)	165
Interest Income	4	—	—	1	—	5
Interest Expense	89	7	7	9	—	112
Income Tax Expense (Benefit)	52	7	11	(1)	(2)	67
Net Income (Loss)	85	10	18	—	(3)	110

Cash Flow Statement
Capital Expenditures	(352)	(13)	(96)	(34)	121	(374)

Balance Sheet
Total Assets	3,275	319	370	1,172	(1,151)	3,985

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Reportable Segments
2010	TEP	UNS Gas	UNS Electric	Other	Reconciling Adjustments	UniSource Energy
	-Millions of Dollars-
Income Statement
Operating Revenue-External	$1,096	$144	$213	$—	$1	$1,454
Operating Revenue- Intersegment	29	6	2	28	(65)	—
Depreciation and Amortization	132	8	16	2	(2)	156
Interest Income	7	—	—	1	—	8
Interest Expense	88	7	7	9	—	111
Net Loss from Equity Method Investments	—	—	—	(6)	—	(6)
Income Tax Expense (Benefit)	60	6	10	4	(3)	77
Net Income (Loss)	108	9	15	(14)	(5)	113

Cash Flow Statement
Capital Expenditures	(277)	(12)	(24)	(18)	—	(331)

Balance Sheet
Total Assets	3,076	310	356	1,152	(1,103)	3,791

2009
Income Statement
Operating Revenues-External	$1,065	$148	$183	$—	$1	$1,397
Operating Revenues- Intersegment	34	5	4	28	(71)	—
Depreciation and Amortization	153	7	16	2	(2)	176
Interest Income	11	—	—	1	—	12
Net Gain from Equity Method Investments	—	—	—	5	—	5
Interest Expense	85	6	7	11	—	109
Income Tax Expense (Benefit)	54	5	7	—	(3)	63
Net Income (Loss)	91	7	11	2	(5)	106

Cash Flow Statement
Capital Expenditures	(240)	(15)	(29)	(10)	—	(294)

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciling adjustments consist of the elimination of intersegment revenue resulting from the following transactions, and they are eliminated in consolidation:

	September 30,	September 30,	September 30,	September 30,
	Reportable Segments
	TEP	UNS Gas	UNS Electric	Other
	-Millions of Dollars-
Intersegment Revenue
2011:
Wholesale Sales—TEP to UNS Electric (4)	$2	$—	$—	$—
Wholesale Sales—UNS Electric to TEP (4)	—	—	2	—
Wholesale Sales—UED to UNS Electric	—	—	—	5
Wholesale Sales—UNS Gas to TEP (5)	—	—	—	—
Gas Revenue—UNS Gas to UNS Electric	—	2	—	—
Other Revenue—TEP to Affiliates(1)	10	—	—	—
Other Revenue—Millennium to TEP, UNS Electric, & UNS Gas (2)	—	—	—	18
Other Revenue—TEP to UNS Electric (3)	3	—	—	—

Total Intersegment Revenue	$15	$2	$2	$23

2010:
Wholesale Sales—TEP to UNS Electric (4)	$18	$—	$—	$—
Wholesale Sales—UNS Electric to TEP (4)	—	—	2	—
Wholesale Sales—UED to UNS Electric	—	—	—	11
Wholesale Sales—UNS Gas to TEP (5)	—	1	—	—
Gas Revenue—UNS Gas to UNS Electric	—	5	—	—
Other Revenue—TEP to Affiliates(1)	8	—	—	—
Other Revenue—Millennium to TEP, UNS Electric, & UNS Gas (2)	—	—	—	17
Other Revenue—TEP to UNS Electric (3)	3	—	—	—

Total Intersegment Revenue	$29	$6	$2	$28

2009:
Wholesale Sales—TEP to UNS Electric (4)	$23	$—	$—	$—
Wholesale Sales—UNS Electric to TEP (4)	—	—	4	—
Wholesale Sales—UED to UNS Electric	—	—	—	12
Gas Revenue—UNS Gas to UNS Electric	—	5	—	—
Other Revenue—TEP to Affiliates(1)	8	—	—	—
Other Revenue—Millennium to TEP, UNS Electric, & UNS Gas (2)	—	—	—	16
Other Revenue—TEP to UNS Electric(3)	3	—	—	—

Total Intersegment Revenue	$34	$5	$4	$28

(1)	Common costs (systems, facilities, etc.) are allocated on a cost-causative basis and recorded as revenue by TEP. Management believes this method of allocation is reasonable.

(2)	Millennium provides a supplemental workforce and meter-reading services to TEP, UNS Gas and UNS Electric. Amounts are based on costs of services performed, and management believes that the charges for services are reasonable. Millennium charged TEP $17 million in 2011, $16 million in 2010, and $15 million in 2009 for these services.

(3)	TEP charged UNS Electric for control area services based on a FERC approved tariff.

(4)	TEP and UNS Electric sell power to each other at Dow Jones Four Corners Daily Index prices.

(5)	Starting in 2010, UNS Gas provides gas to TEP for generation of power at third-party market prices.

TEP provides all corporate services (finance, accounting, tax, information technology services, etc.) to UniSource Energy, UNS Gas and, UNS Electric as well as to UniSource Energy’s non-utility businesses. Costs are directly assigned to the benefiting entity. Direct costs charged by TEP to affiliates were $10 million in 2011, 2010, and 2009.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UniSource Energy incurs corporate costs that are allocated to TEP and its other subsidiaries. Corporate costs are allocated based on a weighted-average of three factors: assets, payroll and revenues. Management believes this method of allocation is reasonable and approximates the cost that TEP would have incurred as a standalone entity. Charges allocated to TEP were $2 million in 2011, $3 million in 2010, and $2 million in 2009.

Other

Other significant reconciling adjustments include intercompany interest between UniSource Energy and UED, the elimination of investments in subsidiaries held by UniSource Energy and reclassifications of deferred tax assets and liabilities.

NOTE 4. COMMITMENTS, CONTINGENCIES, AND PROPOSED ENVIRONMENTAL MATTERS

TEP COMMITMENTS

Firm Purchase Commitments

At December 31, 2011, TEP had the following firm non-cancelable purchase commitments (minimum purchase obligations) and operating leases:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Purchase Commitments
	2012	2013	2014	2015	2016	Thereafter	Total
	-Millions of Dollars-
Fuel (including Transportation)	$84	$59	$58	$44	$41	$75	$361
Purchased Power	29	21	17	13	13	184	277
Solar Equipment	12	12	—	—	—	—	24
Transmission	3	3	3	3	3	23	38
Operating Leases	2	2	2	1	1	10	18

Total Unrecognized Firm Commitments	$130	$97	$80	$61	$58	$292	$718

Fuel, Purchased Power and Transmission Contracts

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

TEP has agreements with utilities and other energy suppliers for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance and during outages, and meet operating reserve obligations. In general, these contracts provide for capacity payments and energy payments based on actual power taken under the contracts. These contracts expire in various years between 2012 and 2014. Certain of these contracts are at a fixed price per MW and others are indexed to natural gas prices. The commitment amounts included in the table are based on projected market prices as of December 31, 2011.

Additionally, Purchased Power includes two 20-year Power Purchase Agreements (PPAs) with renewable energy generation facilities that achieved commercial operation in 2011. TEP is obligated to purchase 100% of the output from these facilities. TEP has additional long-term renewable PPAs to comply with the RES requirements; however, TEP’s obligation to purchase power under these agreements does not begin until the facilities are operational.

Fuel, purchased power and transmission costs are recoverable from customers through the PPFAC.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Solar Equipment

TEP has a commitment to purchase 9 MW of photovoltaic equipment through December 2013. The ACC approved 6 MW, and we are seeking approval from the ACC for the remaining 3 MW in 2012. TEP spent $10 million in 2011 under this contract. TEP earns a return on company-owned solar projects. See Note 2.

Operating Leases

TEP’s aggregate operating lease expense is primarily for rail cars, office facilities and computer equipment, with varying terms, provisions, and expiration dates. This expense totaled $2 million in each of 2011, 2010, and 2009.

UNS GAS and UNS ELECTRIC COMMITMENTS

At December 31, 2011, UNS Gas had firm non-cancelable purchase commitments for fuel, including transportation, as described in the table below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Purchase Commitments
	2012	2013	2014	2015	2016	Thereafter	Total
	-Millions of Dollars-
Total Unrecognized Firm Commitments – Fuel	$23	$12	$10	$6	$6	$21	$78

UNS Gas purchases gas from various suppliers at market prices. However, UNS Gas’ risk of loss due to increased costs (as a result of changes in market prices of fuel) is mitigated through the use of the PGA, which provides for the pass-through of actual commodity costs to customers. UNS Gas’ forward gas purchase agreements expire through 2015. Certain of these contracts are at a fixed price per MMBtu and others are indexed to natural gas prices. The commitment amounts included in the table above are based on market prices as of December 31, 2011. UNS Gas has firm transportation agreements with capacity sufficient to meet its load requirements. These contracts expire in various years between 2012 and 2024.

At December 31, 2011, UNS Electric had various firm non-cancelable purchase commitments as described in the table below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Purchase Commitments
	2012	2013	2014	2015	2016	Thereafter	Total
	-Millions of Dollars-
Purchased Power	$54	$40	$31	$3	$3	$43	$174
Transmission	4	2	2	1	1	—	10

Total Unrecognized Firm Commitments	$58	$42	$33	$4	$4	$43	$184

UNS Electric enters into agreements with various energy suppliers for purchased power at market prices to meet its energy requirements. In general, these contracts provide for capacity payments and energy payments based on actual power taken under the contracts. These contracts expire in various years through 2014. Certain of these contracts are at a fixed price per MW, and others are indexed to natural gas prices. The commitment amounts included in the table above are based on market prices as of December 31, 2011. Purchased power commitments also include one 20-year PPA with a renewable energy generation facility that achieved commercial operation in September 2011. UNS Electric is obligated to purchase 100% of the output from this facility.

UNS Electric imports the power it purchases over the Western Area Power Administration’s (WAPA) transmission lines. UNS Electric’s transmission capacity agreements with WAPA provide for annual rate adjustments and expire in 2012 and 2016. However, the effects of both purchased power and transmission cost adjustments are mitigated through a purchased power rate-adjustment mechanism.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNS Gas and UNS Electric have operating lease expense, primarily for office facilities and computer equipment, with varying terms and expiration dates. The expense was $1 million in each of the years 2011, 2010, and 2009. UNS Gas’ and UNS Electric’s estimated future minimum payments under non-cancelable operating leases are less than $1 million per year for 2012 through 2017.

TEP CONTINGENCIES

San Juan Mine Fire

In September 2011, a fire at the underground mine that provides coal to San Juan caused mining operations to shut down. TEP owns approximately 20% of San Juan, which is operated by PNM. As we are unable to predict when operations will resume at the mine, we and the other owners of San Juan are considering alternatives for operating the facility.

However, based on information we have received to date, we do not expect the mine fire to have a material effect on our financial condition, results of operations, or cash flows due to the current inventory of previously mined coal and the current low market price of wholesale power. TEP expects that any incremental fuel and purchased power costs would be recoverable from customers through the PPFAC, subject to ACC approval.

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

Claims Related to Four Corners Generating Station

In October 2011, EarthJustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners Generating Station (Four Corners) participants alleging violations of the Prevention of Significant Deterioration (PSD) provisions of the Clean Air Act at Four Corners. Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until any required PSD permits are issued and order the payment of civil penalties, including a beneficial mitigation project.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TEP owns 7% of Four Corners Units 4 and 5 and is liable for its share of any resulting liabilities.

TEP cannot predict the final outcome of the claims relating to San Juan and Four Corners, and, due to the general and non-specific nature of the claims and the indeterminate scope and nature of the injunctive relief sought for these claims, estimates of the range of loss cannot be determined at this time. TEP accrued estimated losses of less than $1 million in 2011 in respect of these claims.

Mine Closure Reclamation at Generating Stations Not Operated by TEP

TEP pays ongoing reclamation costs related to coal mines that supply generating stations in which TEP has an ownership interest but does not operate. TEP is liable for a portion of final reclamation costs upon closure of these mines. TEP’s share of the reclamation costs for coal supply agreements expiring in 2016 through 2019 is approximately $26 million. TEP recognizes this cost over the remaining terms of these coal supply agreements and had recorded liabilities of $13 million at December 31, 2011, and $11 million at December 31, 2010.

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

In 2002, the ACC authorized construction of the proposed 345-kV line along a route identified as the Western Corridor subject to a number of conditions, including the issuance of all required permits from state and federal agencies. The U.S. Forest Service subsequently expressed its preference for a different route in its final Environmental Impact Statement for the project. TEP and UNS Electric are considering options for the project. If a decision is made to pursue an alternative route, approvals will be needed from the ACC, the Department of Energy, U.S. Forest Service, Bureau of Land Management, and the International Boundary and Water Commission. As of December 31, 2011, and December 31, 2010, TEP had capitalized $11 million related to the project, including $2 million to secure land and land rights. If TEP does not receive the required approvals or abandons the project, TEP believes cost recovery is probable for prudent and reasonably incurred costs related to the project as a consequence of the ACC’s requirement for a second transmission line serving the Nogales, Arizona area.

RESOLUTION OF CONTINGENCIES

Settlement of El Paso Electric Dispute

In November 2011, a settlement agreement between TEP and El Paso became effective after receiving FERC approval in August 2011. The settlement resolved a dispute over transmission service from Luna to TEP’s system, totaling $11 million, under the 1982 Power Exchange and Transmission Agreement between the parties (Exchange Agreement).

The settlement reduced TEP’s rights for transmission under the Exchange Agreement from 200 MW to 170 MW and required TEP to pay El Paso a lump-sum of $5 million, equivalent to the total amount that TEP would have paid El Paso for 30 MW of transmission from February 1, 2006, through the settlement date, including interest.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the PPFAC mechanism, TEP is allowed to recover $2 million of this additional transmission expense from its customers. In accordance with the settlement agreement, TEP has entered into two new firm transmission service agreements under El Paso’s Open Access Transmission Tariff for a total of 40 MW. The settlement agreement also required El Paso to withdraw its appeal before the United States Court of Appeals District of Columbia Circuit and required TEP to withdraw its related complaint before the Arizona District of the United States District Court.

TEP recognized a pre-tax gain of approximately $7 million, including interest, in the third quarter of 2011. To reflect the gain, TEP recorded a $7.1 million net reduction to Transmission Expense, $0.9 million of Interest Income, and $0.6 million of Interest Expense on the income statements. TEP recorded the payment of $5 million in Purchased Power in the cash flow statements.

Take-Or-Pay Accrual for Coal Transportation Agreement

In December 2010, TEP recorded a $4 million liability and regulatory asset for take-or-pay obligations under a coal transportation agreement for Sundt Unit 4, effective through December 2015. In December 2011, TEP’s take-or-pay obligations were terminated. As a result, TEP reversed its $4 million liability and regulatory asset.

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

In July 2001, the District Court dismissed all claims against SRP. In April 2010, the Navajo Nation filed a Second Amended Complaint which dropped the treble damages claim. In August 2011, the Navajo Nation, Peabody, SCE and SRP executed a written settlement agreement in return for the Navajo Nation’s dismissal of all claims in the D.C. Lawsuit. SRP asked that the Navajo participants, including TEP, contribute toward the settlement based on their respective ownership interests in the Navajo plant, which for TEP is 7.5%. TEP paid SRP the requested contribution which did not have a material impact on TEP’s financial statements.

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

PROPOSED ENVIRONMENTAL MATTERS

ENVIRONMENTAL REGULATION

TEP’s generating facilities are subject to Environmental Protection Agency (EPA) limits on the amount of sulfur dioxide (SO2), nitrogen oxide (NOx) and other emissions released into the atmosphere. TEP capitalized $8 million in 2011, $18 million in 2010 and $24 million in 2009 in construction costs to comply with environmental requirements, including TEP’s share of new pollution control equipment installed at San Juan Generating Station (San Juan) described below. TEP expects to capitalize environmental compliance costs of $7 million in 2012 and $25 million in 2013. In addition, TEP recorded operating expenses of $12 million in 2011, $14 million in 2010 and $13 million in 2009 related to environmental compliance. TEP expects environmental expenses to be $14 million in 2012.

TEP may incur additional costs to comply with future changes in federal and state environmental laws, and regulations and permit requirements at its electric generating facilities. Compliance with these changes may reduce operating efficiency.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hazardous Air Pollutant Requirements

The Clean Air Act requires the EPA to develop emission limit standards for hazardous air pollutants that reflect the maximum achievable control technology. The EPA is required to develop rules establishing standards for the control of emissions of mercury and other hazardous air pollutants from electric generating units. The EPA issued the final rule in December 2011.

Navajo

Based on the EPA’s final standards, mercury and particulate emission control equipment may be required at Navajo by 2015. TEP’s share of the estimated capital cost of this equipment is less than $1 million for mercury control and approximately $43 million if the installation of baghouses to control particulates is necessary.

Springerville

Based on the EPA’s final standards, mercury emission control equipment may be required at Springerville by 2015. The estimated capital cost of this equipment for Springerville Units 1 and 2 is approximately $5 million. The annual operating cost associated with the mercury emission control equipment is expected to be approximately $3 million.

San Juan

Current emission controls at San Juan are expected to be adequate to achieve compliance with the EPA’s final federal standards.

Sundt

TEP does not anticipate the final EPA rule will have a material capital impact on Sundt Unit 4.

Four Corners

Based on the EPA’s final standards, mercury emission control equipment may be required at Four Corners by 2015. The estimated capital cost of this equipment is less than $1 million. The annual operating cost associated with the mercury emission control equipment is expected to be less than $1 million.

Regional Haze Rules

The EPA's regional haze rules require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility. The rules call for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas and to submit a state implementation plan to the EPA for approval. Navajo and Four Corners are located on the Navajo Indian Reservation and therefore are not subject to state regulatory jurisdictions. The EPA oversees regional haze planning for these plants.

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

San Juan

In August 2011, EPA Region VI issued a Federal Implementation Plan (FIP) establishing new emission limits for NOx, SO2 and sulfuric acid emissions at the San Juan Generating Station. The FIP requires the installation of Selective Catalytic Reduction (SCR) technology with sorbent injection on all four units within five years to reduce NOx and control sulfuric acid emissions. Based on two cost analyses commissioned by PNM, TEP’s share of the cost to install SCR with sorbent injection is estimated to be between $180 million and $200 million.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2011, PNM filed a petition to review the Federal Implementation Plan with the 10th Circuit Court of Appeals challenging various aspects of that plan. In addition, PNM filed a request with the EPA to stay the five-year installation timeframe for environmental upgrades ordered by the Federal Implementation Plan until the 10th Circuit considers and rules on the petition to review.

In October 2011, PNM filed a Petition for Reconsideration of the Federal Implementation Plan. PNM also filed a Request to Stay the effective date of the final BART Federal Implementation Plan under the Clean Air Act with the EPA. In November 2011, PNM filed with the 10th Circuit a Motion to Stay the Federal Implementation Plan. WildEarth Guardians, Dine Citizens against Ruining our Environment, National Parks Conservation Association, New Energy Economy, San Juan Citizens Alliance and Sierra Club were granted leave to intervene in PNM’s petition to review in the 10th Circuit. Neither the Petition in the 10th Circuit, nor the Petition for Reconsideration by the EPA delays the implementation timeframe unless a stay is granted. WildEarth Guardians filed a separate appeal against the EPA challenging the five-year, rather than three-year, implementation schedule. PNM was granted leave to intervene in that appeal.

In October 2011, Governor Susana Martinez of New Mexico and the New Mexico Environment Department filed a Petition for Review of the EPA’s final Federal Implementation Plan determination in the 10th Circuit and a Petition for Reconsideration of the rule with the EPA. In November 2011, the New Mexico Governor and Environment Department filed a motion with the 10th Circuit to stay the rule. These appeals and motions are all currently pending.

Four Corners

In February 2011, the EPA supplemented the proposed FIP for the BART determination at Four Corners that would require the installation of SCR on Units 4 and 5 by 2018. TEP’s estimated share of the capital costs to install SCR is approximately $35 million.

Navajo

The EPA is expected to issue a proposed rule establishing the BART for Navajo following the consideration of a report by the National Renewable Energy Laboratory (NREL) in partnership with the Department of the Interior and the Department of Energy. The report addresses potential energy, environmental and economic issues related to compliance with the regional haze rule. The report was submitted to the EPA in January 2012. If the EPA determines that SCR is required at Navajo, the capital cost impact to TEP is estimated to be $42 million. In addition, the installation of SCR at Navajo could increase the plant’s particulate emissions, necessitating the installation of baghouses. If baghouses are required, TEP’s estimated share of the capital expenditure for the required baghouses would be approximately $43 million. The cost of required pollution controls will not be known until final determinations are made by the regulatory agencies. TEP anticipates that if the EPA finalizes a BART rule for Navajo that requires SCR, the owners would have five years to achieve compliance.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. UTILITY PLANT AND JOINTLY-OWNED FACILITIES

UTILITY PLANT

The following table shows Utility Plant in Service by major class.

	September 30,	September 30,	September 30,	September 30,
	UniSource Energy		TEP
	December 31,		December 31,
	2011	2010	2011	2010
	-Millions of Dollars-
Plant in Service:
Electric Generation Plant	$1,879	$1,787	$1,795	$1,709
Electric Transmission Plant	810	741	766	705
Electric Distribution Plant	1,453	1,368	1,234	1,168
Gas Distribution Plant	233	224	—	—
Gas Transmission Plant	18	18	—	—
General Plant	331	215	302	187
Intangible Plant—Software Costs	44	34	43	33
Intangible Plant—Other	83	61	78	57
Electric Plant Held for Future Use	5	5	4	4

Total Plant in Service (1)	4,856	4,453	4,222	3,863

Utility Plant under Capital Leases	$583	$583	$583	$583

(1)

At December 31, 2010, UniSource Energy’s total plant included $65 million of non-regulated plant in service related to BMGS, with $4 million of accumulated depreciation. See Note 2 for information regarding UNS Electric’s 2011 purchase of BMGS from UED.

TEP Utility Plant under Capital Leases

All TEP utility plant under capital leases is used in TEP’s generation operations and amortized over the primary lease term. See Note 6. In April 2010, TEP terminated the capital lease of Sundt Unit 4 and purchased the related leased assets. At December 31, 2011, the utility plant under capital leases includes Springerville Common Facilities, Springerville Unit 1, and Springerville Coal Handling Facilities. The following table shows the amount of lease expense incurred for TEP’s generation-related capital leases:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	-Millions of Dollars-
Lease Expense:
Interest Expense – Included in:
Capital Leases	$40	$47	$49
Operating Expenses – Fuel	4	4	4
Other Expense	1	2	1
Amortization of Capital Lease Assets – Included in:
Operating Expenses – Fuel	3	3	2
Operating Expenses – Depreciation and Amortization	14	14	26

Total Lease Expense	$62	$70	$82

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The depreciable lives as of December 31, 2011 were as follows:

Major Class of Utility Plant in Service	TEP	UNS Gas and UNS Electric

Electric Generation Plant	6-59 years	38-42 years
Electric Transmission Plant	20-60 years	20-50 years
Electric Distribution Plant	28-60 years	23-50 years
Gas Distribution Plant	n/a	30-55 years
Gas Transmission Plant	n/a	30-65 years
General Plant	5-31 years	5-40 years
Intangible Plant	3-18 years	5-32 years

See Utility Plant in Note 1 and TEP Capital Lease Obligations in Note 6.

JOINTLY-OWNED FACILITIES

At December 31, 2011, TEP’s interests in jointly-owned generating stations and transmission systems were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Ownership Percentage	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Net Book Value
	-Millions of Dollars-
San Juan Units 1 and 2	50.0%	$430	$8	$219	$219
Navajo Station Units 1, 2 and 3	7.5	146	1	99	48
Four Corners Units 4 and 5	7.0	96	2	71	27
Transmission Facilities	7.5 to 95.0	289	9	179	119
Luna Energy Facility	33.3	52	—	1	51

Total		$1,013	$20	$569	$464

TEP has financed or provided funds for the above facilities and TEP’s share of its operating expenses is reflected in the income statements based on the nature of the expense.

NOTE 6. DEBT, CREDIT FACILITIES, AND CAPITAL LEASE OBLIGATIONS

Long-term debt matures more than one year from the date of the financial statements. We summarize UniSource Energy’s and TEP’s long-term debt in the statements of capitalization.

UNISOURCE ENERGY DEBT- Convertible Senior Notes

In 2005, UniSource Energy issued $150 million of 4.50% Convertible Senior Notes (Convertible Senior Notes) due in 2035. UniSource Energy has the option to redeem the Convertible Senior Notes, in whole or in part, for cash at par plus accrued interest. Investors may require UniSource Energy to repurchase the Convertible Senior Notes, in whole or in part, for cash at par plus accrued interest on March 1 of 2015, 2020, 2025 and 2030, and upon the occurrence of certain fundamental changes, such as a change in control. Each $1,000 of Convertible Senior Notes can be converted into 28.814 shares of UniSource Energy Common Stock at any time, which is equivalent to a conversion price of approximately $34.71 per share of common stock. The conversion rate is subject to adjustments including an adjustment to reduce the conversion price upon the payment of quarterly dividends in excess of $0.19 per share.

In December 2011, UniSource Energy announced that it would redeem $35 million of the $150 million outstanding Convertible Senior Notes on January 12, 2012, at a redemption price of 100% of the principal amount plus accrued interest. In January 2012, holders of approximately $33 million of the Convertible Senior Notes converted their interests into approximately 964,000 shares of UniSource Energy Common Stock. The remaining $2 million of

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Senior Notes were redeemed for cash. After the partial redemption, UniSource Energy had $115 million of Convertible Senior Notes outstanding.

TEP DEBT

Variable Rate Tax-Exempt Bonds (IDBs)

At December 31, 2011, TEP had $215 million in tax-exempt variable rate debt outstanding. At December 31, 2010, TEP had $365 million outstanding. Each series of bonds is supported by a letter of credit issued under the TEP Credit Agreement or separate TEP Letter of Credit and Reimbursement Agreements. The letters of credit are secured by mortgage bonds issued under TEP’s 1992 Mortgage.

In November 2011, TEP repurchased $150 million of variable rate IDBs. TEP did not cancel the repurchased bonds, which remained outstanding under their respective indentures but were not reflected as debt on the balance sheet. See 2011 TEP Unsecured Notes below.

In December 2010, TEP issued $37 million of Coconino County, Arizona, tax-exempt pollution control bonds (2010 Coconino Bonds). The 2010 Coconino Bonds are supported by a letter of credit (LOC). The LOC is secured by $37 million of 1992 Mortgage Bonds and expires December 2014. The bonds accrue interest at a variable weekly rate and are due October 2032. These bonds are multi-modal bonds that allow TEP to change the interest feature of the bonds. They are callable at any time at par plus accrued interest and are subject to mandatory redemption under certain circumstances if the LOC is not extended. The average interest rate on TEP’s 2010 Coconino Bonds was 0.23% in 2011 and 0.38% in 2010. TEP used the proceeds to redeem a corresponding principal amount of fixed rate Coconino pollution control bonds.

TEP capitalized less than $1 million in costs related to the issuance of these bonds and will amortize the costs to interest expense through October 2032, the term of the bonds.

The following table shows interest rates on TEP’s variable rate IDBs which are reset weekly by its remarketing agents:

	September 30,		September 30,		September 30,
	Years Ended December 31,
	2011		2010		2009
Interest Rates on IDBs:
Average Interest Rate	0.18%		0.26%		0.41%
Range of Average Weekly Rates	0.05 to 0.34	% %	0.17 to 0.39	% %	0.25 to 0.79	% %

In August 2009, TEP entered into an interest rate swap that had the effect of converting $50 million of variable rate IDBs to a fixed rate of 2.4% from September 2009 to September 2014.

Unsecured Fixed Rate IDBs

At December 31, 2011, TEP had $616 million in unsecured fixed rate IDBs. At December 31, 2010, TEP had $638 million outstanding.

In November 2011, TEP redeemed $22 million in unsecured fixed rate IDBs. See 2011 TEP Unsecured Notes below.

In October 2010, TEP issued $100 million of Pima County, Arizona tax-exempt IDBs. The IDBs are unsecured, bear interest at a rate of 5.25%, mature in October 2040, and are callable at par on or after October 1, 2020. Net of an underwriting discount, $99 million of proceeds were deposited in a construction fund with the bond trustee. The proceeds were applied to the construction of certain of TEP’s transmission and distribution facilities used to provide electric service in Pima County. TEP drew down $88 million of the proceeds from the construction fund in 2010 and $11 million in 2011.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TEP capitalized approximately $1 million in costs related to the issuance of these bonds and will amortize the costs to interest expense through October 2040, the term of the bonds.

2011 TEP Unsecured Notes

In November 2011, TEP issued $250 million of 5.15% Notes due November 2021 at a discount of $0.8 million. The debt is callable anytime before August 15, 2021, with a make-whole premium plus accrued interest. Anytime after August 15, 2021, the debt is callable at par plus accrued interest. TEP used the net proceeds from the sale to 1) repurchase $150 million of variable rate IDBs, 2) redeem $22 million of 6.1% fixed rate IDBs and 3) repay $78 million of outstanding revolving credit facility balances, with any remaining proceeds to be applied to general corporate purposes. The variable rate IDBs were supported by letters of credit (LOCs) issued under TEP’s Credit Facility. As a result of the repurchase of the variable rate IDBs, TEP cancelled $155 million of LOCs and reduced its mortgage bonds supporting the LOCs by the same amount.

TEP capitalized $2 million in costs related to the issuance of the notes and will amortize the costs to interest expense through November 2021, the term of the notes.

1992 Mortgage

TEP's 1992 Mortgage creates liens on and security interests in most of TEP's utility plant assets, with the exception of Springerville Unit 2. San Carlos Resources Inc., a wholly-owned subsidiary of TEP, holds title to Springerville Unit 2. Utility Plant under Capital Leases is not subject to such liens or available to TEP creditors, other than the lessors. The net book value of TEP's utility plant subject to the lien of the indenture was approximately $2 billion at December 31, 2011 and December 31, 2010.

TEP CAPITAL LEASE OBLIGATIONS

Springerville Leases

The terms of TEP’s capital leases are as follows:

•

The Springerville Common Facilities Leases have an initial term to December 2017 for one lease and January 2021 for the other two leases, subject to optional renewal periods of two or more years through 2025. Instead of extending the leases TEP may exercise a fixed-price purchase provision. The fixed prices for the acquisition of common facilities are: $38 million in 2017 and $68 million in 2021.

•

The Springerville Coal Handling Facilities Leases have an initial term to April 2015 but have fixed-rate lease renewal options if certain conditions are satisfied as well as a fixed-price purchase provision of $120 million. The lease provides for one renewal period of six years beginning in April 2015, with additional renewal periods of five or more years through 2035.

•

The Springerville Unit 1 Leases have an initial term to January 2015 and provide for renewal periods of three or more years through 2030. TEP has a fair market value purchase option for facilities under the Springerville Unit 1 Lease.

TEP agreed with Tri-State, the owner of Springerville Unit 3, and SRP, the owner of Springerville Unit 4, that if the Springerville Coal Handling Facilities and Common Leases are not renewed, TEP will exercise the purchase options under these contracts. SRP will then be obligated to buy a portion of these facilities and Tri State will then be obligated to either 1) buy a portion of these facilities; or 2) continue making payments to TEP for the use of these facilities.

In December 2011, TEP and the owner participants of the Springerville Unit 1 Leases completed a formal appraisal process to determine the fair market value purchase price, in accordance with the Springerville Unit 1 Leases agreements. Based on that appraisal, TEP would have to pay $159 million in 2015 for the 86% interest not already owned by TEP.

In January 2012, through scheduled lease payments, TEP reduced its capital lease obligations by $74 million.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in Springerville Lease Debt and Equity

TEP’s investments in Springerville Unit 1 lease debt totaled $29 million at December 31, 2011 and $67 million at December 31, 2010. The investments in lease debt mature in 2013. TEP also held an undivided equity ownership interest in the Springerville Unit 1 Leases totaling $37 million at December 31, 2011 and December 31, 2010.

Interest Rate Swaps—Springerville Common Facilities Lease Debt

TEP’s interest rate swaps hedge the floating interest rate risk associated with the Springerville Common Facilities Lease Debt. Interest on the lease debt is payable at six-month LIBOR plus a spread. The applicable spread was 1.625% at each of December 31, 2011 and December 31, 2010. The swaps have the effect of fixing the interest rates on the amortizing principal balances as follows:

	September 30,	September 30,
Outstanding at December 31, 2011	Fixed Ratio	LIBOR Spread
$ 34 million	5.77%	1.625%
$ 22 million	3.18%	1.625%
$ 7 million	3.32%	1.625%

TEP recorded these interest rate swaps as a cash flow hedge for financial reporting purposes. See Note 16.

UNS ELECTRIC SENIOR UNSECURED NOTES

UNS Electric has $100 million of senior unsecured notes; $50 million at 6.5%, due 2015 and $50 million at 7.1%, due 2023. The UNS Electric long-term notes are guaranteed by UES. The notes may be prepaid with a make-whole call premium reflecting a discount rate equal to an equivalent maturity U.S. Treasury security yield plus 50 basis points.

UNS Electric’s long-term notes contain certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments and incurrence of indebtedness.

UNS ELECTRIC TERM LOAN CREDIT AGREEMENT AND INTEREST RATE SWAP

In August 2011, UNS Electric entered into a four-year $30 million variable rate term loan credit agreement. UNS Electric used the $30 million in proceeds to repay borrowings under its revolving credit facility. The interest rate currently in effect is three-month LIBOR plus 1.25%. At the same time, UNS Electric entered into a fixed-for-floating interest rate swap in which UNS Electric will pay a fixed rate of 0.97% and receive a three-month LIBOR rate on a $30 million notional amount over a four-year period ending August 10, 2015. The UNS Electric term loan credit agreement, included in Long-Term Debt on the balance sheet, is guaranteed by UES.

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

UNS GAS SENIOR UNSECURED NOTES

In August 2011, UNS Gas issued $50 million of senior guaranteed notes at 5.39%, due August 2026. UNS Gas used the proceeds to pay in full the $50 million of UNS Gas 6.23% notes that matured in August 2011. UNS Gas has another $50 million of notes at 6.23%, due August 2015. The notes may be prepaid with a make-whole call premium reflecting a discount rate equal to an equivalent maturity U.S. Treasury security yield plus 50 basis points. UES guarantees the notes.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNS Gas capitalized less than $0.5 million of costs related to the issuance of the notes and will amortize these costs over the life of the notes.

UNS Gas’ long-term debt contains certain restrictive covenants, including restrictions on transactions with affiliates, mergers, liens to secure indebtedness, restricted payments and incurrence of indebtedness.

UNISOURCE CREDIT AGREEMENT

In November 2011, UniSource Energy amended its existing credit agreement to extend the expiration date from November 2014 to November 2016.

In November 2010, UniSource Energy amended and restated its existing credit agreement. As amended, the agreement consists of a $125 million revolving credit facility and revolving letter of credit facility. UniSource Energy's obligations under the agreement are secured by a pledge of the capital stock of Millennium, UES and UED.

UniSource Energy capitalized less than $0.5 million related to the 2011 credit agreement amendment and $1 million related to the 2010 credit agreement amendment and restatement and will amortize these costs through November 2016.

Unisource Energy had $57 million outstanding borrowings at December 31, 2011 and $27 million outstanding borrowings at December 31, 2010, under its revolving credit facility. The weighted average interest rate on the revolver was 2.04% at December 31, 2011, and 3.26% at December 31, 2010. We have included the revolver borrowings in Long-Term Debt as UniSource Energy has the ability and the intent to have outstanding borrowings for the next twelve months. As of February 21, 2012, outstanding borrowings under the UniSource Credit Agreement were $52 million.

Interest rates and fees under the UniSource Credit Agreement are based on a pricing grid tied to UniSource Energy’s credit ratings. The interest rate currently in effect on borrowings is LIBOR plus 1.75% for Eurodollar loans or Alternate Base Rate plus 0.75% for Alternate Base Rate loans.

The UniSource Credit Agreement contains a number of covenants which restrict UniSource Energy and its subsidiaries, including restrictions on additional indebtedness, liens, mergers and sales of assets. The UniSource Credit Agreement also requires UniSource Energy to meet a minimum cash flow to interest coverage ratio determined on a UniSource Energy standalone basis and not to exceed a maximum leverage ratio determined on a consolidated basis. Under the UniSource Credit Agreement, UniSource Energy may pay dividends so long as it maintains compliance with the agreement.

TEP CREDIT AGREEMENT

In December 2011, TEP reduced its letter of credit facility from $341 million to $186 million, following the repurchase of $150 million of variable rate IDBs and the cancellation of $155 million of LOCs supporting those bonds.

In November 2011, TEP amended its existing credit agreement to extend the expiration date from November 2014 to November 2016.

In November 2010, TEP amended and restated its existing credit agreement, consisting of a $200 million revolving credit and revolving letter of credit facility and a $341 million letter of credit facility to support tax-exempt bonds.

The TEP credit facility is secured by $386 million of mortgage bonds issued under the 1992 Mortgage, which creates a lien on and security interest in most of TEP’s utility plant assets.

TEP capitalized $1 million related to the 2011 credit agreement amendment and $4 million related to the 2010 credit agreement amendment and restatement and will amortize these costs through November 2016.

Interest rates and fees under the TEP Credit Agreement are based on a pricing grid tied to TEP’s credit ratings. The interest rate currently in effect on borrowings is LIBOR plus 1.125% for Eurodollar loans or Alternate Base Rate plus 0.125% for Alternate Base Rate loans. The margin rate currently in effect on the $186 million letter of credit facility is 1.125%.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The TEP Credit Agreement contains a number of covenants which restrict TEP and its subsidiaries, including restrictions on liens, mergers and sale of assets. The TEP Credit Agreement also requires TEP not to exceed a maximum leverage ratio. Under the TEP Credit Agreement, TEP may pay dividends to UniSource Energy so long as it maintains compliance with the agreement.

As of December 31, 2011, TEP had $10 million in borrowings and $1 million outstanding in letters of credit under its revolving credit facility. The weighted average interest rate on the revolver was 3.38%, at December 31, 2011. As of December 31, 2010, TEP only had $1 million outstanding in letters of credit under its revolving credit facility. The revolving loan balance was included in Current Liabilities in the UniSource Energy and TEP balance sheets. The outstanding letters of credit are off-balance sheet obligations of TEP. As of February 21, 2012, TEP had $85 million in borrowings and $1 million outstanding in letters of credit under its revolving credit facility.

2010 TEP REIMBURSEMENT AGREEMENT

In December 2010, TEP entered into a four-year $37 million reimbursement agreement (2010 TEP Reimbursement Agreement). A $37 million letter of credit was issued pursuant to the 2010 TEP Reimbursement Agreement. The letter of credit supports $37 million aggregate principal amount of variable rate tax-exempt IDBs that were issued on behalf of TEP in December 2010 (See Variable Rate Tax-Exempt Bonds above).

The 2010 TEP Reimbursement Agreement is secured by $37 million of mortgage bonds issued under TEP’s 1992 Mortgage. Fees are payable on the aggregate outstanding amount of the letter of credit at a rate of 1.50% per annum.

The 2010 TEP Reimbursement Agreement contains substantially the same restrictive covenants as the TEP Credit Agreement described above.

UNS GAS/UNS ELECTRIC CREDIT AGREEMENT

In November 2011, UNS Gas and UNS Electric amended their existing unsecured credit agreement to extend the expiration date from November 2014 to November 2016.

In November 2010, UNS Gas and UNS Electric amended and restated their existing unsecured credit agreement. As amended, the UNS Gas/UNS Electric Credit Agreement consists of a $100 million revolving credit and revolving letter of credit facility. The maximum borrowings outstanding at any one time for UNS Gas or UNS Electric under the agreement may not exceed $70 million. UNS Gas and UNS Electric each are liable for only their own individual borrowings under the UNS Gas/UNS Electric Credit Agreement. UES guarantees the obligations of both UNS Gas and UNS Electric. The UNS Gas/UNS Electric Credit Agreement may be used to issue letters of credit, as well as for revolver borrowings. UNS Gas and UNS Electric issue letters of credit, which are off-balance sheet obligations, to support power and gas purchases and hedges.

UNS Gas and UNS Electric capitalized less than $0.5 million of costs related to the 2011 credit agreement amendment and $1 million related to the 2010 credit agreement amendment and restatement, and will amortize these costs through November 2016.

Interest rates and fees under the UNS Electric/UNS Gas Credit Agreement are based on a pricing grid tied to their credit ratings. The interest rate currently in effect on borrowings is LIBOR plus 1.5% for Eurodollar loans or Alternate Base Rate plus 0.5% for Alternate Base Rate loans.

The UNS Electric/UNS Gas Credit Agreement contains a number of covenants which impose restrictions on UNS Gas, UNS Electric and UES, including restrictions on additional indebtedness, liens and mergers. The UNS Electric/UNS Gas Credit Agreement also stipulates a maximum leverage ratio. Under the terms of the UNS Electric/UNS Gas Credit Agreement, UNS Gas and UNS Electric may pay dividends so long as they maintain compliance with the agreement.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNS Electric had $6 million and $13 million in outstanding letters of credit under the UNS Gas/UNS Electric Credit Agreement as of December 31, 2011, and December 31, 2010, respectively, which are not shown on the balance sheet.

UED SECURED TERM LOAN

In July 2011, UED received $63 million from UNS Electric from the sale of BMGS. UED used a portion of those funds to fully repay the $27 million outstanding under its secured term loan.

Other

As of December 31, 2011, UniSource Energy and its subsidiaries were in compliance with the terms of their respective loan, note purchase and credit agreements. No amounts of net income were subject to dividend restrictions.

DEBT MATURITIES

Long-term debt, including term loan payments, revolving credit facilities classified as long-term, and capital lease obligations mature on the following dates:

	000000	000000	000000	000000	000000	000000	000000	000000
	TEP Variable Rate IDBs Supported by Letters of Credit(1)	TEP Scheduled Debt Retirements(2)	TEP Capital Lease Obligations	TEP Total	UNS Gas	UNS Electric	UniSource Energy Parent Company(3)	Total
	- Millions of Dollars -
2012	$—	$—	$118	$118	$—	$—	$—	$118
2013	—	—	122	122	—	—	—	122
2014	37	—	195	232	—	—	—	232
2015	—	—	23	23	50	80	—	153
2016	178	—	18	196	—	—	57	253

Total 2012 – 2016	215	—	476	691	50	80	57	878
Thereafter	—	866	61	927	50	50	150	1,177
Less: Imputed Interest	—	—	(107)	(107)	—	—	—	(107)

Total	$215	$866	$430	$1,511	$100	$130	$207	$1,948

(1)

TEP’s Variable Rate IDBs are backed by $186 million in LOCs issued pursuant to TEP’s Credit Agreement which expires in November 2016 and TEP’s $37 million Reimbursement Agreement which expires December 2014. Although the Variable Rate IDBs mature between 2018 and 2032, the above table reflects a redemption or repurchase of such bonds in 2014 and 2016 as though the LOCs terminate without replacement upon expiration of the TEP Credit Agreement.

(2)	The repayment of TEP Unsecured Notes is not reduced by the approximately $1 million discount.

(3)

In January 2012, UniSource Energy redeemed $35 million of its convertible senior notes. Pursuant to the redemption, substantially all of the notes were converted into approximately 1 million shares of UniSource Energy Common Stock.

NOTE 7. STOCKHOLDERS’ EQUITY

DIVIDEND LIMITATIONS

UniSource Energy

Our ability to pay cash dividends on Common Stock outstanding depends, in part, upon cash flows from our subsidiaries: TEP, UES, Millennium and UED, as well as compliance with various debt covenant requirements. UniSource Energy and each of its subsidiaries were in compliance with debt covenants at December 31, 2011; therefore, TEP and the other subsidiaries were not restricted from paying dividends.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2012, UniSource Energy declared a first quarter dividend to shareholders of $0.43 per share of UniSource Energy Common Stock. The dividend, totaling approximately $16 million, will be paid on March 22, 2012, to common shareholders of record as of March 12, 2012.

In January 2012, holders of approximately $33 million of the Convertible Senior Notes converted their interests into approximately 964,000 shares of UniSource Energy Common Stock increasing common stock equity by $33 million.

TEP

UniSource Energy is the holder of TEP’s common stock. TEP pays dividends from current year earnings; therefore the dividend restriction in the Federal Power Act does not limit TEP’s payment of dividends from net income. TEP paid dividends to UniSource Energy of $60 million in both 2010 and 2009. TEP did not pay dividends to UniSource Energy in 2011.

UniSource Energy contributed capital to TEP of $30 million in 2011, $15 million in 2010, and $30 million in 2009.

NOTE 8. INCOME TAXES

A reconciliation of the federal statutory income tax rate to each company’s effective income tax rate follows:

	000000	000000	000000	000000	000000	000000
	UniSource Energy			TEP
	Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	-Millions of Dollars-
Federal Income Tax Expense at Statutory Rate	$62	$66	$59	$48	$58	$51
State Income Tax Expense, Net of Federal Benefit	8	9	7	6	8	6
Deferred Tax Asset Valuation Allowance	—	8	—	—	—	—
Deferred Tax Asset Write-Off Related to Unregulated Investment	—	3	—	—	—	—
AFUDC Equity	(1)	(1)	(1)	(1)	(1)	(1)
Domestic Production Deduction	—	(3)	(1)	—	(3)	(1)
Federal/State Tax Credits	(3)	(2)	(1)	(2)	(2)	(1)
Other	1	(3)	—	1	—	—

Total Federal and State Income Tax Expense	$67	$77	$63	$52	$60	$54

Effective Tax Rate	38%	41%	37%	38%	36%	37%

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense included in the income statements consists of the following:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	UniSource Energy			TEP
	Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	-Millions of Dollars-

Current Tax Expense (Benefit)
Federal	$(7)	$34	$6	$(5)	$28	$7
State	(2)	7	—	(2)	7	1

Total	(9)	41	6	(7)	35	8

Deferred Tax Expense (Benefit)
Federal	64	32	47	50	24	38
Federal Investment Tax Credits	(1)	(1)	—	(1)	(1)	—
State	13	5	10	10	2	8

Total	76	36	57	59	25	46

Total Federal and State Income Tax Expense	$67	$77	$63	$52	$60	$54

The significant components of deferred income tax assets and liabilities consist of the following:

	September 30,	September 30,	September 30,	September 30,
	UniSource Energy December 31,		TEP December 31,
	2011	2010	2011	2010
	-Millions of Dollars-
Gross Deferred Income Tax Assets
Capital Lease Obligations	$169	$192	$169	$192
Net Operating Loss Carryforwards	81	—	76	—
Customer Advances and Contributions in Aid of Construction	30	43	17	27
Alternative Minimum Tax Credit	43	34	25	16
Accrued Postretirement Benefits	23	24	23	24
Renewable Energy Credit Up-Front Incentive Payments	22	14	18	11
Emission Allowance Inventory	10	11	10	11
Unregulated Investment Losses	9	9	—	—
Other	34	29	29	26

Gross Deferred Income Tax Assets	421	356	367	307

Deferred Tax Assets Valuation Allowance	(7)	(8)	—	—

Gross Deferred Income Tax Liabilities
Plant—Net	(581)	(465)	(513)	(413)
Capital Lease Assets—Net	(41)	(48)	(41)	(48)
Regulatory Asset—Income Taxes Recoverable Through Future Revenues	(4)	(7)	(3)	(7)
Pensions	(17)	(12)	(18)	(13)
PPFAC	(19)	(1)	(16)	—
Other	(29)	(30)	(17)	(22)

Gross Deferred Income Tax Liabilities	(691)	(563)	(608)	(503)

Net Deferred Income Tax Liabilities	$(277)	$(215)	$(241)	$(196)

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The balance sheets display the net deferred income tax liability as follows:

	September 30,	September 30,	September 30,	September 30,
	UniSource Energy		TEP
	December 31,		December 31,
	2011	2010	2011	2010
	-Millions of Dollars-

Deferred Income Taxes – Current Assets	$23	$31	$22	$32
Deferred Income Taxes – Noncurrent Liabilities	(300)	(246)	(263)	(228)

Net Deferred Income Tax Liability	$(277)	$(215)	$(241)	$(196)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred income tax asset will not be realized. The $9 million unregulated investment loss deferred tax asset includes $7 million of capital loss at December 31, 2011 and $8 million at December 31, 2010. The deferred tax asset can only be used if the company has capital gains to offset the losses. Management believes that it is more likely than not that the company will not be able to generate future capital gains. As a result, UniSource Energy recorded a $7 million valuation allowance against the deferred tax asset as of December 31, 2011 and $8 million at December 31, 2010. Management believes that based on its historical pattern of taxable income, UniSource Energy will produce sufficient income in the future to realize all other deferred income tax assets.

State Tax Rate Change

We record deferred tax assets and liabilities using the income tax rates expected to be in effect when the deferred tax assets and liabilities are realized or settled. In the first quarter of 2011, the Arizona legislature passed a bill reducing the corporate income tax rate from the current rate of 6.968%. The tax rate reduction will be phased in beginning in 2014, with a reduction of approximately 0.5% per year until the income tax rate reaches 4.9% for 2017 and later years. As a result of these tax rate reductions, we reduced the net deferred tax liabilities at UniSource Energy and TEP by $13 million, offset entirely by adjustments to regulatory assets and liabilities. The income tax rate change did not have an impact on UniSource Energy’s and TEP’s effective tax rate for 2011.

Uncertain Tax Positions

In accordance with accounting rules related to uncertain tax positions, we are required to determine whether it is “more likely than not” that we will sustain an income tax position under examination. Each income tax position is measured to determine the amount of benefit to recognize in the financial statements. The following table shows the changes in unrecognized tax benefits of UniSource Energy and TEP:

	September 30,	September 30,	September 30,	September 30,
	UniSource Energy		TEP
	December 31,		December 31,
	2011	2010	2011	2010
	-Millions of Dollars-

Unrecognized Tax Benefits, beginning of year	$41	$19	$35	$19
Additions based on tax positions taken in the current year	9	11	8	8
Reductions based on settlements with tax authorities	(22)	—	(19)	—
Additions based on tax positions taken in the prior year	1	16	—	13
Reductions based on tax positions taken in the prior year	—	(4)	—	(4)
Reductions based on expiration of the statute of limitations	—	(1)	—	(1)

Unrecognized Tax Benefits, end of year	$29	$41	$24	$35

Unrecognized tax benefits of $1 million, if recognized, would reduce the effective tax rate at December 31, 2011, and December 31, 2010, for both UniSource Energy and TEP. Included in reductions based on settlements with authorities is $13 million for UniSource Energy and $10 million for TEP related to a change in accounting method filed with the Internal Revenue Service (IRS) in 2011. The remaining balance in unrecognized tax benefits could change in the next twelve months as a result of ongoing IRS audits, but we are unable to determine the amount of the change.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UniSource Energy and TEP recognize interest accrued related to unrecognized tax benefits in Other Interest Expense in the income statements. UniSource Energy and TEP recorded a reduction to interest expense of $1 million in 2011 and 2009. We did not recognize a reduction to interest expense in 2010. The balance of interest payable for UniSource Energy and TEP was $1 million at December 31, 2011 and $2 million at December 31, 2010. We have no penalties accrued in the years presented.

UniSource Energy and TEP have been audited by the IRS through tax year 2006 and are currently under audit by the IRS for 2008 through 2010. 2007 was not selected for audit. We are unable to determine when the audits will be completed. UniSource Energy and TEP are not currently under audit by any state tax agencies.

NOTE 9. EMPLOYEE BENEFIT PLANS

PENSION BENEFIT PLANS

We maintain noncontributory, defined benefit pension plans for substantially all regular employees and certain affiliate employees. Benefits are based on years of service and the employee's average compensation. We fund the pension plans by contributing at least the minimum amount required under Internal Revenue Service regulations.

We recognize the underfunded status of our defined benefit pension plans as a liability on our balance sheets. The underfunded status is measured as the difference between the fair value of the pension plans’ assets and the projected benefit obligation for pension plans. We recognize a regulatory asset to the extent these future costs are probable of recovery in Retail Rates, and expect to recover these costs over the estimated service lives of employees.

Additionally, we provide supplemental retirement benefits to certain employees whose benefits are limited by Internal Revenue Service benefit or compensation limitations. Changes in Supplemental Executive Retirement Plan (SERP) benefit obligations are recognized as a component of accumulated other comprehensive income (AOCI).

Pension Contributions

The Pension Protection Act of 2006 (The Pension Act) established minimum funding targets for pension plans. A plan’s funding target is the present value of all benefits accrued or earned as of the beginning of the plan year. While the annual targets are not legally required, benefit payment options are limited for plans that do not meet the targets, and a funding deficiency notice must be sent to all plan participants. Our plans are in compliance with The Pension Act.

In 2012, UniSource Energy expects to contribute $23 million to the pension plans, including $20 million in contributions by TEP.

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

In 2009, TEP established a Voluntary Employee Beneficiary Association (VEBA) to fund its other postretirement benefit plan. TEP contributed $2 million in each of 2011 and 2010 and $1 million in 2009 to the VEBA. We record changes in other postretirement obligation, not yet reflected in net periodic benefit cost, as a regulatory asset, as such amounts are probable of future recovery in Retail Rates. TEP’s retiree medical plan was amended effective December 31, 2011 to increase the participant contributions for unclassified employees who retire on or after July 1, 2012.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pension and other postretirement benefit related amounts (excluding tax balances) included on the UniSource Energy balance sheet are:

	September 30,	September 30,	September 30,	September 30,
	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,
	2011	2010	2011	2010
	-Millions of Dollars-

Regulatory Pension Asset included in Other Regulatory Assets	$106	$86	$8	$8
Accrued Benefit Liability included in Accrued Employee Expenses	(1)	—	(2)	(4)
Accrued Benefit Liability included in Pension and Other Postretirement Benefits	(72)	(63)	(66)	(65)
Accumulated Other Comprehensive Loss (SERP)	2	4	—	—

Net Amount Recognized	$35	$27	$(60)	$(61)

The table above includes accrued pension benefit liabilities for UNS Gas and UNS Electric of approximately $8 million at December 31, 2011, and $6 million at December 31, 2010. The table also includes a postretirement benefit liability of $1 million for UNS Gas and UNS Electric for each period presented.

OBLIGATIONS AND FUNDED STATUS

We measured the actuarial present values of all pension benefit obligations and other postretirement benefit plans at December 31, 2011, and December 31, 2010. The tables below include TEP’s, UNS Gas’ and UNS Electric’s plans. The change in projected benefit obligation and plan assets and reconciliation of the funded status are as follows:

	September 30,	September 30,	September 30,	September 30,
	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,
	2011	2010	2011	2010
	-Millions of Dollars-

Change in Projected Benefit Obligation
Benefit Obligation at Beginning of Year	$283	$242	$73	$71
Actuarial (Gain) Loss	22	28	—	(1)
Interest Cost	16	15	4	4
Service Cost	10	8	3	3
Amendments	—	—	(2)	—
Other	—	1	—	—
Benefits Paid	(12)	(11)	(5)	(4)

Projected Benefit Obligation at End of Year	319	283	73	73

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	220	184	4	2
Actual Return on Plan Assets	14	25	—	—
Benefits Paid	(12)	(11)	(5)	(4)
Employer Contributions (1)	23	22	6	6

Fair Value of Plan Assets at End of Year	245	220	5	4

Funded Status at End of Year	$(74)	$(63)	$(68)	$(69)

(1)	TEP made $20 million in pension contributions and $6 million of other postretirement benefits contributions in 2011 and 2010.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. One provision of PPACA imposes a 40% excise tax on plans in which the aggregate value of employer-sponsored health insurance exceeds a threshold amount starting in 2018. There are uncertainties surrounding implementation and calculation of the excise tax. Our best estimate of the potential impact resulted in an increase in the postretirement benefit obligation of $1 million at December 31, 2011 and $2 million at December 31, 2010.

The table above includes the following for UNS Gas and UNS Electric:

•	Pension benefit obligations of $8 million at December 31, 2011, and $6 million at December 31, 2010;

•	Plan assets of $10 million December 31, 2011, and $9 million at December 31, 2010; and

•	A postretirement benefit liability of $1 million at December 31, 2011 and December 31, 2010.

The following table provides the components of UniSource Energy’s regulatory assets and accumulated other comprehensive loss that have not been recognized as components of net periodic benefit cost as of the dates presented:

	September 30,	September 30,	September 30,	September 30,
	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,
	2011	2010	2011	2010
	-Millions of Dollars-

Net Loss	$108	$89	$11	$11
Prior Service Cost (Benefit)	1	1	(3)	(3)

Information for pension plans with Accumulated Benefit Obligations in excess of pension plan assets follows:

	September 30,	September 30,
	December 31,
	2011	2010
	-Millions of Dollars-
Projected Benefit Obligation at End of Year	$319	$283
Accumulated Benefit Obligation at End of Year	281	243
Fair Value of Plan Assets at End of Year	245	220

At December 31, 2011, and December 31, 2010, all UniSource Energy defined benefit pension plans had accumulated benefit obligations in excess of pension plan assets.

The components of net periodic benefit costs are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Pension Benefits			Other Postretirement Benefits
	Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	-Millions of Dollars-

Service Cost	$10	$8	$7	$3	$3	$2
Interest Cost	15	15	14	4	4	4
Expected Return on Plan Assets	(16)	(14)	(11)	—	—	—
Prior Service Cost Amortization	—	—	1	(1)	(2)	(2)
Recognized Actuarial Loss	6	5	7	—	—	1

Net Periodic Benefit Cost	$15	$14	$18	$6	$5	$5

Approximately 19% of the net periodic benefit cost was capitalized as a cost of construction and the remainder was included in current year earnings.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in plan assets and benefit obligations recognized as regulatory assets or in AOCI are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Pension Benefits
	2011		2010		2009
	Regulatory Asset	AOCI	Regulatory Asset	AOCI	Regulatory Asset
	-Millions of Dollars-
Current Year Actuarial (Gain) Loss	$25	$(2)	$16	$1	$(21)
Amortization of Actuarial (Gain) Loss	(5)	—	(5)	—	(7)
Plan Amendments	—	—	—	—	(1)

Total Recognized (Gain) Loss	$20	$(2)	$11	$1	$(29)

	September 30,	September 30,	September 30,
	Other Postretirement Benefits
	2011	2010	2009
	Regulatory Asset	Regulatory Asset	Regulatory Asset
	-Millions of Dollars-
Prior Service Cost (Credit)	$(2)	$—	$—
Current Year Actuarial (Gain) Loss	—	(1)	1
Amortization of Actuarial Gain (Loss)	—	(1)	(1)
Prior Service (Cost) Amortization	1	2	2

Total Recognized (Gain) Loss	$(1)	$—	$2

For all pension plans, we amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan. We will amortize $7 million estimated net loss and less than $0.5 million prior service cost from other regulatory assets and less than $0.5 million prior service cost from AOCI into net periodic benefit cost in 2012. The estimated net loss for the defined benefit postretirement plans that will be amortized from other regulatory assets into net periodic benefit cost in 2012 is less than $1 million. The estimated prior service benefit that will be amortized is less than $1 million.

	September 30,	September 30,	September 30,	September 30,
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Weighted-Average Assumptions Used to Determine Benefit Obligations as of the Measurement Date
Discount Rate	4.9%-5.0%	5.5% - 5.6%	4.7%	5.2%
Rate of Compensation Increase	3.0%	3.0% – 5.0%	N/A	N/A

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount Rate	5.5%-5.6%	6.3%	6.3%	5.2%	6.0%	6.5%
Rate of Compensation Increase	3.0%-5.0%	3.0%–5.0%	3.0% -5.0%	N/A	N/A	N/A
Expected Return on Plan Assets	7.0%	7.5%	8.0%	5.1%	5.6%	N/A

Net periodic benefit cost is subject to various assumptions and determinations, such as the discount rate, the rate of compensation increase, and the expected return on plan assets.

We use a combination of sources in selecting the expected long-term rate-of-return-on-assets assumption, including an investment return model. The model used provides a “best-estimate” range over 20 years from the 25th percentile to the 75th percentile. The model used as a guideline for selecting the overall rate-of-return-on-assets assumption is based on forward looking return expectations only. The above method is used for all asset classes.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes that may arise over time with regard to these assumptions and determinations will change amounts recorded in the future as net periodic benefit cost.

	September 30,	September 30,
	December 31,
	2011	2010
Assumed Health Care Cost Trend Rates
Health Care Cost Trend Rate Assumed for Next Year	6.9%	7.9%
Ultimate Health Care Cost Trend Rate Assumed	4.5%	4.5%
Year that the Rate Reaches the Ultimate Trend Rate	2049	2027

Assumed health care cost trend rates significantly affect the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the December 31, 2011 amounts:

	September 30,	September 30,
	One-Percentage- Point Increase	One-Percentage- Point Decrease
	-Millions of Dollars-
Effect on Total of Service and Interest Cost Components	$1	$(1)
Effect on Postretirement Benefit Obligation	5	(5)

PENSION PLAN AND OTHER POSTRETIREMENT BENEFIT ASSETS

Pension Assets

We calculate the fair value of plan assets on December 31, the measurement date. Pension plan asset allocations, by asset category, were as follows:

	September 30,	September 30,	September 30,	September 30,
	TEP Plan Assets		UNS Gas and UNS Electric Plan Assets
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Asset Category
Equity Securities	49%	57%	55%	57%
Fixed Income Securities	42	34	34	32
Real Estate	7	7	11	11
Other	2	2	—	—

Total	100%	100%	100%	100%

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the fair value measurements of pension plan assets, by level within the fair value hierarchy:

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements of Pension Assets December 31, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	- Millions of Dollars -
Asset Category
Cash Equivalents	$1	$—	$—	$1
Equity Securities:
U.S. Large Cap	—	61	—	61
U.S. Small Cap	—	13	—	13
Non-U.S.	—	47	—	47
Fixed Income	—	101	—	101
Real Estate	—	7	11	18
Private Equity	—	—	4	4

Total	$1	$229	$15	$245

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements of Pension Assets December 31, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	- Millions of Dollars -
Asset Category
Cash Equivalents	$1	$—	$—	$1
Equity Securities:
U.S. Large Cap	—	63	—	63
U.S. Small Cap	—	12	—	12
Non-U.S.	—	51	—	51
Fixed Income	—	75	—	75
Real Estate	—	6	10	16
Private Equity	—	—	2	2

Total	$1	$207	$12	$220

Level 1 cash equivalents are based on observable market prices and are comprised of the fair value of commercial paper, money market funds, and certificates of deposit.

Level 2 investments comprise amounts held in commingled equity funds, U.S. bond and real estate funds. Valuations are based on active market quoted prices for assets held by each respective fund.

Level 3 real estate investments were valued using a real estate index value. The real estate index value was developed based on appraisals comprising 85% of real estate assets tracked by the index in 2011, and comprising 94% in 2010.

Level 3 private equity funds are classified as funds-of-funds. They are valued based on individual fund manager valuation models.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables above reflecting the fair value measurements of pension plan assets include Level 2 assets for the UES pension plan of $10 million at December 31, 2011, and $9 million at December 31, 2010.

The following tables set forth a reconciliation of changes in the fair value of pension assets classified as Level 3 in the fair value hierarchy. There were no transfers in or out of Level 3.

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
	Private Equity	Real Estate	Hedge Fund	Total
	- Millions of Dollars -
Beginning Balance at January 1, 2011	$2	$10	$—	$12
Actual Return on Plan Assets:
Assets Held at Reporting Date	—	1	—	1
Assets Sold During the Period	—	—	—	—
Purchases, Sales, and Settlements	2	—	—	2

Ending Balance at December 31, 2011	$4	$11	$—	$15

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2010
	Private Equity	Real Estate	Hedge Fund	Total
	- Millions of Dollars -
Beginning Balance at January 1, 2010	$1	$8	$1	$10
Actual Return on Plan Assets:
Assets Held at Reporting Date	—	1	—	1
Assets Sold During the Period	—	—	(1)	(1)
Purchases, Sales, and Settlements	1	1	—	2

Ending Balance at December 31, 2010	$2	$10	$—	$12

UES has no pension assets classified as Level 3 in the fair value hierarchy.

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The current target allocation percentages for the major categories of plan assets as of December 31, 2011 follow. Each plan allows a variance of +/- 2% from these targets before funds are automatically rebalanced.

	September 30,	September 30,	September 30,
	TEP Plan	UES Plan	VEBA Trust
Fixed Income	41%	33%	38%
U.S. Large Cap	24%	28%	33%
Non-U.S. Developed	15%	17%	9%
Real Estate	8%	11%	—
U.S. Small Cap	5%	5%	7%
Non-U.S. Emerging	5%	6%	11%
Private Equity	2%	—	—
Cash / Treasury Bills	—	—	2%

Total	100%	100%	100%

Pension Fund Descriptions

The funds are manager of manager funds, which allow different fund managers to make investment decisions, with the exception of the private equity fund, which holds a portfolio of investment funds.

Other Postretirement Benefit Assets

As of December 31, 2011, the fair value of VEBA trust assets were $5 million, of which $3 million were fixed income investments and $2 million were equities. As of December 31, 2010, the fair value of VEBA trust assets was $4 million, including $2 million of fixed income investments and approximately $2 million of equity and money market funds. There are no level three assets in the VEBA trust.

ESTIMATED FUTURE BENEFIT PAYMENTS

TEP expects the following benefit payments to be made by the defined benefit pension plans and postretirement plan, which reflect future service, as appropriate.

	September 30,	September 30,
	Pension Benefits	Other Postretirement Benefits
	-Millions of Dollars-
2012	$13	$4
2013	15	5
2014	16	5
2015	17	5
2016	18	5
Years 2017-2021	109	31

UNS Gas and UNS Electric expect annual pension and postretirement benefit payments of approximately $6 million in 2012 through 2016 and $9 million in 2017 through 2021 to be made by the defined benefit pension and postretirement plans.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DEFINED CONTRIBUTION PLANS

We offer defined contribution savings plans to all eligible employees. The Internal Revenue Code identifies the plans as qualified 401(k) plans. Participants direct the investment of contributions to certain funds in their account which may include a UNS stock fund. We match part of a participant’s contributions to the plans. TEP made matching contributions to these plans of $5 million in 2011 and $4 million in each of 2010 and 2009. UNS Gas and UNS Electric made matching contributions of less than $1 million in each of 2011, 2010, and 2009.

NOTE 10. SHARE-BASED COMPENSATION PLAN

In 2011, UniSource Energy shareholders approved the UniSource Energy 2011 Omnibus Stock and Incentive Plan (2011 Plan), a new share-based compensation plan. Under the 2011 Plan, the Compensation Committee of the UniSource Energy Board of Directors (Compensation Committee) may issue various types of share-based compensation, including stock options, restricted shares/units, and performance shares. The total number of shares which may be awarded under the 2011 Plan cannot exceed 1.2 million shares. The 2011 Plan supersedes and replaces the UniSource Energy 2006 Omnibus Stock and Incentive Plan (2006 Plan) and all other prior equity compensation plans (Prior Plans). The Prior Plans, however, remain in effect until all stock options and other awards granted thereunder have been exercised, forfeited, canceled, expired or terminated.

STOCK OPTIONS

No stock options were granted by the Compensation Committee during 2011 or 2010. In 2009, the Compensation Committee granted 248,760 stock options to officers with an exercise price of $26.11.

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

The fair value of the 2009 option award was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the assumptions noted in the following table. The expected term of the stock options granted in 2009 was estimated using historical exercise data. The risk-free rate was based on the rate available on a U.S. Treasury Strip with a maturity equal to the expected term of the option at the time of the grant. The expected volatility was based on historical volatility for UniSource Energy’s stock for a period equal to the expected term of the award. The expected dividend yield on a share of stock was calculated using the historical dividend yield with the implicit assumption that current dividend yields will continue in the future.

September 30,
2009
Expected Term (years)	7
Risk-free Rate	3.4%
Expected Volatility	25.0%
Expected Dividend Yield	3.2%
Weighted-Average Grant-Date Fair Value of
Options Granted During the Period	$5.53

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See summary of the stock option activity in the table below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(Shares in Thousands)	2011		2010		2009
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, Beginning of Year	921	$27.96	1,598	$24.50	1,635	$22.50
Granted	—	—	—	—	249	26.11
Exercised	(319)	25.60	(660)	19.33	(282)	14.46
Forfeited/Expired	(21)	31.92	(17)	37.88	(4)	12.28

Outstanding, End of Year	581	29.11	921	27.96	1,598	24.50

Exercisable, End of Year	508	$29.53	654	$28.70	1,085	$23.06
Aggregate Intrinsic Value of Options Exercised ($000s)	$3,690		$9,124		$4,177

September 30,

At December 31, 2011
Aggregate Intrinsic Value for Options Outstanding ($000s)	$4,670
Aggregate Intrinsic Value for Options Exercisable ($000s)	$3,892
Weighted Average Remaining Contractual Life of Outstanding Options	5.6 years
Weighted Average Remaining Contractual Life of Exercisable Options	5.4 years

See summary of stock options in the table below:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares (000s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares (000s)	Weighted- Average Exercise Price
$17.44 - $17.84	20	1.3 years	$17.75	20	$17.75
$26.11 - $37.88	561	5.7 years	$29.51	489	$30.01

RESTRICTED STOCK UNITS/AWARDS AND PERFORMANCE SHARES

Restricted Stock Units

Restricted stock and stock units are generally granted to non-employee directors. Restricted stock is an award of Common Stock that is subject to forfeiture if the restrictions specified in the award are not satisfied. Stock units are a non-voting unit of measure that is equivalent to one share of Common Stock. The directors may elect to receive stock units in lieu of restricted stock. Restricted stock generally vests over periods ranging from one to three years and is payable in Common Stock. Stock units vest either immediately or over periods ranging from one to three years. The restricted stock units vest immediately upon death, disability, or retirement. In the January following the year the person is no longer a director, Common Stock shares will be issued for the vested stock units. Compensation expense equal to the fair market value on the grant date is recognized over the vesting period. Fully vested but undistributed stock unit awards accrue dividend equivalent stock units based on the fair market value of common shares on the date the dividend is paid.

Common Stock shares totaling 56,705 in 2011, 14,866 in 2010, and 101,765 in 2009 were issued with no additional increase in equity as the expense was previously recognized over the vesting period.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Compensation Committee granted the following stock units to non-employee directors:

•	May 2011—14,655 stock units at a weighted average fair value of $37.53 per share,

•	May 2010—15,620 stock units at a weighted average fair value of $31.69 per share,

•	May 2009—21,886 stock units at a weighted average fair value of $26.73 per share.

Performance Share Awards

In 2011, the Compensation Committee granted performance share awards to officers. Half of the performance share awards had a grant date fair value, based on a Monte Carlo simulation, of $33.73 per share. Those awards will be paid out in shares of UniSource Energy Common Stock based on a comparison of UniSource Energy’s cumulative Total Shareholder Return to the Edison Electric Institute Index during the performance period of January 1, 2011 through December 31, 2013. The remaining half had a grant date fair value of $36.58 per share and will be paid out in shares of UniSource Energy Common Stock based on cumulative net income for the three-year period ending December 31, 2013. The performance shares vest based on the achievement of goals by the end of the performance period; any unearned awards are forfeited. Performance shares are eligible for dividend equivalents during the performance period.

In 2010, the Compensation Committee granted performance share awards to officers. Half of the performance share awards had a grant date fair value, based on a Monte Carlo simulation, of $31.26 per share. Those awards will be paid out in shares of UniSource Energy Common Stock based on a comparison of UniSource Energy’s cumulative Total Shareholder Return to the Edison Electric Institute Index during the performance period of January 1, 2010 through December 31, 2012. The remaining half had a grant date fair value of $30.52 per share and will be paid out in shares of UniSource Energy Common Stock based on cumulative net income for the three-year period ending December 31, 2012. The performance shares vest based on the achievement of goals by the end of the performance period; any unearned awards are forfeited. Performance shares are eligible for dividend equivalents during the performance period.

In 2009, the Compensation Committee granted performance share awards to officers at a grant date fair value, based on a Monte Carlo simulation, of $21.62 per share. At December 31, 2011, upon completion of the three-year performance period, 45,642 shares vested based on goal attainment at 75% of targeted UniSource Energy Total Shareholder Return during the performance period compared to the Total Shareholder Return over the same period of an industry or peer group; 23,414 shares were unearned and forfeited. Compensation expense equal to the fair value on the grant date was recognized over the vesting period for the requisite service period.

	September 30,	September 30,	September 30,	September 30,
	Performance Shares		Restricted Stock Units
	Shares (000s)	Weighted- Average Grant-Date Fair Value	Shares (000s)	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2011	156	$27.19	16	$31.69
Granted	93	35.26	15	37.53
Vested	(46)	23.41	(16)	31.69
Forfeited	(50)	28.29	—	—

Non-vested at December 31, 2011	153	$32.85	15	$37.53

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SHARE-BASED COMPENSATION EXPENSE (Stock Options, Performance Shares and Restricted Stock Units)

Annually during 2009 through 2011, UniSource Energy recorded share-based compensation expense of $3 million, $2 million of which related to TEP. No share-based compensation was capitalized as part of the cost of an asset. UniSource Energy did not realize a tax deduction from the exercise of share-based payment arrangements in 2011. In each of 2010 and 2009, UniSource Energy realized an actual tax deduction from the exercise of share-based payment arrangements of $3 million.

At December 31, 2011, the total unrecognized compensation cost related to non-vested share-based compensation was $2 million, which will be recorded as compensation expense over the remaining vesting periods through December 2013. The total number of shares awarded but not yet issued, including target performance based shares, under the share-based compensation plans at December 31, 2011, was 0.7 million.

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

	September 30,	September 30,	September 30,	September 30,
	UniSource Energy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	December 31, 2011
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$23	$—	$—	$23
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	16	—	16
Energy Contracts (4)	—	—	14	14

Total Assets	23	16	14	53

Liabilities
Energy Contracts (4)	—	(21)	(24)	(45)
Interest Rate Swaps (5)	—	(12)	—	(12)

Total Liabilities	—	(33)	(24)	(57)

Net Total Assets and (Liabilities)	$23	$(17)	$(10)	$(4)

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30,	September 30,	September 30,	September 30,
	UniSource Energy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	December 31, 2010
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$38	$—	$—	$38
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	16	—	16
Collateral Posted (3)	—	3	—	3
Energy Contracts (4)	—	—	15	15

Total Assets	38	19	15	72

Liabilities
Energy Contracts (4)	—	(19)	(25)	(44)
Interest Rate Swaps (5)	—	(10)	—	(10)

Total Liabilities	—	(29)	(25)	(54)

Net Total Assets and (Liabilities)	$38	$(10)	$(10)	$18

	September 30,	September 30,	September 30,	September 30,
	TEP
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	December 31, 2011
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$8	$—	$—	$8
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	16	—	16
Energy Contracts (4)	—	—	3	3

Total Assets	8	16	3	27

Liabilities
Energy Contracts (4)	—	(9)	(3)	(12)
Interest Rate Swaps (5)	—	(11)	—	(11)

Total Liabilities	—	(20)	(3)	(23)

Net Total Assets and (Liabilities)	$8	$(4)	$—	$4

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30,	September 30,	September 30,	September 30,
	TEP
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	December 31, 2010
	- Millions of Dollars -
Assets
Cash Equivalents (1)	$21	$—	$—	$21
Rabbi Trust Investments to support the Deferred Compensation and SERP Plans (2)	—	16	—	16
Energy Contracts (4)	—	—	3	3

Total Assets	21	16	3	40

Liabilities
Energy Contracts (4)	—	(7)	(2)	(9)
Interest Rate Swaps (5)	—	(10)	—	(10)

Total Liabilities	—	(17)	(2)	(19)

Net Total Assets and (Liabilities)	$21	$(1)	$1	$21

(1)	Cash Equivalents are based on observable market prices and include the fair value of commercial paper, money market funds and certificates of deposit. These amounts are included in Cash and Cash Equivalents and Investments and Other Property—Other on the balance sheets.

(2)	Rabbi Trust Investments include amounts held in mutual and money market funds related to deferred compensation and SERP benefits. The valuation is based on quoted prices traded in active markets. These investments are included in Investments and Other Property—Other on the balance sheets.

(3)	Collateral provided for energy contracts with counterparties to reduce credit risk exposure. Collateral Posted is included in Current Assets—Other on the UniSource Energy balance sheet.

(4)	Energy Contracts include gas swap agreements (Level 2), gas collars (Level 3), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to reduce exposure to energy price risk. These contracts are included in Derivative Instruments on the balance sheets. The valuation techniques are described below. See Note 16.

(5)	Interest Rate Swaps are valued based on the 3-month or 6-month LIBOR index or the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap index. These interest rate swaps are included in Derivative Instruments on the balance sheets.

Energy Contracts

We primarily apply the market approach for recurring fair value measurements. When we have observable inputs for substantially the full term of the asset or liability—such as gas swap derivatives valued using New York Mercantile Exchange (NYMEX) pricing, adjusted for basis differences—we categorize the instrument in Level 2. We categorize derivatives in Level 3 using an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers.

For both power and gas prices, TEP and UNS Electric obtain quotes from brokers, major market participants, exchanges or industry publications and rely on our own price experience from active transactions in the market. We primarily use one set of quotations each for power and for gas and then validate those prices using other sources. We believe that the market information provided is reflective of market conditions as of the time and date indicated.

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TEP estimates the fair value of its purchase power call option using an internal pricing model which includes assumptions about market risks such as liquidity, volatility, and contract valuation. This model also considers credit and non-performance risk.

UNS Gas estimates the fair value of its gas collar using the Black-Scholes-Merton option pricing model which includes assumptions about future prices of energy, interest rates, volatility, credit worthiness and credit spread.

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

The following tables set forth a reconciliation of changes in the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy:

	September 30,	September 30,
	Year Ended December 31, 2011
	UniSource Energy	TEP
	Energy Contracts
	-Millions of Dollars-
Balance as of December 31, 2010	$(10)	$1
Gains and (Losses) (Realized/Unrealized) Recorded to:
Net Regulatory Assets – Derivative Instruments	(9)	2
Other Comprehensive Income	(1)	(1)
Settlements	10	(2)

Balance as of December 31, 2011	$(10)	$—

Total gains (losses) attributable to the change in unrealized gains or losses relating to assets/liabilities still held at the end of the period	$(9)	$—

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2010
	UniSource Energy			TEP
	Energy Contracts	Equity Investments(1)	Total	Energy Contracts
	- Millions of Dollars -
Balance as of December 31, 2009	$(13)	$6	$(7)	$(4)
Gains and (Losses) (Realized/Unrealized) Recorded to:
Net Regulatory Assets – Derivative Instruments	(9)	—	(9)	9
Other Comprehensive Income	(1)	—	(1)	(1)
Other Expense	—	(6)	(6)	—
Settlements	13	—	13	(3)

Balance as of December 31, 2010	$(10)	$—	$(10)	$1

Total gains (losses) attributable to the change in unrealized gains or losses relating to assets/liabilities still held at the end of the period	$(4)	$—	$(4)	$5

(1)	In December 2010, Millennium reduced to zero the book value of its equity investments classified as Level 3 in the fair value hierarchy.

Financial Instruments Not Carried at Fair Value

The market price received when selling an asset or paid to transfer a liability at the measurement date is the fair value of a financial instrument. We use the following methods and assumptions for estimating the fair value of our financial instruments:

•

The carrying amounts of our current assets and liabilities, including Current Maturities of Long-Term Debt, and amounts outstanding under our credit agreements approximate their fair value due to the short-term nature of these instruments; with the exception of $50 million of UNS Gas Senior Unsecured Notes, outstanding at December 31, 2010, with a make-whole provision on a call premium that have a fair value of $51 million. These items have been excluded from the table below.

•

Investments in Lease Debt and Equity: TEP calculates the present value of remaining cash flows at the balance sheet date using current market rates for instruments with similar characteristics with respect to credit rating and time-to-maturity. We also incorporate the impact of counterparty credit risk using market credit default swap data. The fair value of TEP’s Investment in Lease Equity decreased significantly during the fourth quarter of 2011 based on the recent Springerville Unit 1 appraisal. No impairment was recorded as TEP expects to recover the full carrying value in Retail Rates.

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

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The amount recorded on the balance sheet (carrying value) and the estimated fair values of our financial instruments included the following:

	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	-Millions of Dollars-
Assets:
TEP Investment in Lease Debt and Equity	$66	$50	$105	$111
Liabilities:
Long-Term Debt
TEP	1,080	1,061	1,004	862
UniSource Energy	1,517	1,543	1,353	1,238

TEP intends to hold the $29 million investment in Springerville Lease Debt Securities to maturity. This investment is stated at amortized cost, which means the purchase cost has been adjusted for the amortization of the premium and discount to maturity.

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

The following table shows the effects of potentially dilutive common stock on the weighted average number of shares:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	-Thousands of Dollars-
Numerator:
Net Income	$109,975	$112,984	$105,901
Income from Assumed Conversion of Convertible Senior Notes	4,390	4,390	4,390

Adjusted Numerator	$114,365	$117,374	$110,291

	-Thousands of Shares-
Denominator:
Weighted Average Shares of Common Stock Outstanding:
Common Shares Issued	36,780	36,200	35,653
Fully Vested Deferred Stock Units	129	123	105
Participating Securities	53	92	100

Total Weighted Average Shares of Common Stock Outstanding and Participating Securities—Basic	36,962	36,415	35,858
Effect of Diluted Securities:
Convertible Senior Notes	4,281	4,178	4,093
Options and Stock Issuable under Share Based Compensation Plans	366	448	499

Total Shares—Diluted	41,609	41,041	40,450

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the number of stock options excluded from the diluted EPS computation because the stock option’s exercise price was greater than the average market price of the Common Stock:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	-Thousands of Shares-
Stock Options Excluded from the Diluted EPS Computation	153	212	395

In January 2012, holders of approximately $33 million of Convertible Senior Notes converted their interests into approximately 964,000 shares of UniSource Energy Common Stock. This conversion of convertible notes to common stock will have a minimal impact on diluted EPS as the dilutive effect of the convertible notes has been reflected in the diluted EPS computation.

NOTE 13. MILLENNIUM INVESTMENTS

In 2010, Millennium recorded impairment losses of $10 million reducing the book value of its unconsolidated equity and cost method investments to zero. Millennium received notification of valuation changes and ownership percentage reductions as projects lost viability and funding failed. In addition, Millennium sold a wholly-owned subsidiary, and recorded a gain of less than $1 million. Gains and losses were included in Other Income or Other Expense on UniSource Energy's income statements. Millennium also wrote off $3 million of Deferred Tax Assets related to its investments.

In 2009, Millennium sold an equity investment and recorded a $6 million gain on the sale which is included in Other Income on UniSource Energy's income statements. Millennium received an upfront payment of $5 million in 2009 and a $15 million, three-year, 6%, secured note receivable due in June 2012. Principal on the note is due at maturity; interest on the note is due annually on December 31. The $15 million note is included in Current Asset – Other on UniSource Energy’s balance sheet.

NOTE 14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The following recently issued accounting standards are not yet reflected in the financial statements:

•

The Financial Accounting Standards Board (FASB) issued authoritative guidance that will eliminate the current option to report other comprehensive income in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement, or in two separate but consecutive statements. We will be required to comply in the first quarter of 2012 and plan to present a separate statement of other comprehensive income.

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

•

The FASB issued authoritative guidance that will require entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting arrangements. We will be required to comply in the first quarter of 2013.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

A reconciliation of net income to net cash flows from operating activities follows:

	September 30,	September 30,	September 30,
	UniSource Energy
	Years Ended December 31,
	2011	2010	2009
	-Thousands of Dollars-
Net Income	$109,975	$112,984	$105,901
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities
Depreciation Expense	133,832	128,215	144,960
Amortization Expense	30,983	28,094	31,058
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	6,140	5,432	4,929
Amortization of Deferred Debt-Related Costs included in Interest Expense	3,985	3,753	4,171
Provision for Retail Customer Bad Debts	2,072	3,724	3,583
Use of Renewable Energy Credits for Compliance	5,695	4,745	—
California Power Exchange Provision for Wholesale Revenue Refunds Refunds	—	—	4,172
Deferred Income Taxes	75,588	28,142	57,452
Deferred Tax Valuation Allowance	(73)	7,510	—
Pension and Postretirement Expense	21,202	19,688	23,594
Pension and Postretirement Funding	(28,775)	(27,742)	(30,078)
Share Based Compensation Expense	2,599	2,751	2,779
Excess Tax Benefit from Stock Options Exercised	—	(3,338)	(3,256)
Allowance for Equity Funds Used During Construction	(4,496)	(4,232)	(4,113)
CTC Revenue Refunded	(35,958)	(10,095)	(12,726)
Decrease to Reflect PPFAC/PGA Recovery	(4,932)	(29,622)	(14,553)
Gain on Settlement of El Paso Electric Dispute	(7,391)	—	—
Loss/(Gain) on Millennium’s Investments	—	9,936	(4,730)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	2,743	(8,851)	6,458
Materials and Fuel Inventory	(20,864)	21,744	(24,621)
Accounts Payable	7,397	2,661	(8,243)
Income Taxes	(2,739)	24,470	11,443
Interest Accrued	14,344	14,354	15,956
Current Regulatory Liabilities	2,644	2,788	10,009
Taxes Other Than Income Taxes	2,857	2,442	(48)
Other	20,492	7,367	23,213

Net Cash Flows – Operating Activities	$337,320	$346,920	$347,310

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30,	September 30,	September 30,
	TEP
	Years Ended December 31,
	2011	2010	2009
	-Thousands of Dollars-
Net Income	$85,334	$108,260	$90,688
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities
Depreciation Expense	104,894	99,510	116,970
Amortization Expense	34,650	32,196	35,931
Depreciation and Amortization Recorded to Fuel and Other O&M Expense	4,509	3,855	3,439
Amortization of Deferred Debt-Related Costs included in Interest Expense	2,378	2,146	2,364
Provision for Retail Customer Bad Debts	1,447	2,506	2,342
Use of Renewable Energy Credits for Compliance	5,190	4,245	—
California Power Exchange Provision for Wholesale Revenue Refunds Refunds	—	—	4,172
Deferred Income Taxes	59,309	24,897	45,678
Pension and Postretirement Expense	18,816	17,454	21,294
Pension and Postretirement Funding	(25,878)	(25,672)	(28,330)
Share Based Compensation Expense	2,027	2,131	2,121
Allowance for Equity Funds used During Construction	(3,842)	(3,567)	(3,516)
CTC Revenue Refunded	(35,958)	(10,095)	(12,726)
Decrease to Reflect PPFAC Recovery	(6,165)	(21,541)	(18,186)
Gain on Settlement of El Paso Electric Dispute	(7,391)	—	—
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	4,809	(5,156)	(951)
Materials and Fuel Inventory	(19,789)	20,920	(23,794)
Accounts Payable	13,166	(447)	(10,456)
Income Taxes	(5,582)	20,203	(2,714)
Interest Accrued	14,268	14,431	16,142
Current Regulatory Liabilities	303	2,500	10,555
Taxes Other Than Income Taxes	2,282	1,469	725
Other	19,517	12,238	16,316

Net Cash Flows – Operating Activities	$268,294	$302,483	$268,064

Proceeds from the issuance of the 2010 Coconino Bonds were deposited with a trustee and were used in 2010 to redeem $37 million of pollution control bonds. TEP had no cash receipts or payments as a result of this transaction.

Proceeds from the issuance of $100 million of Pima County tax-exempt IDBs were deposited in a construction fund with a trustee. TEP drew down funds as qualified expenditures were incurred. The $11 million remaining in the construction fund at December 31, 2010 affected recognized assets and liabilities but did not result in cash receipts or payments. TEP drew down the remaining funds in the construction fund by March 2011.

Proceeds from the issuance of $95 million of unsecured fixed rate IDBs in 2009 were deposited with a trustee and were used in 2009, to redeem approximately $95 million of unsecured fixed rate IDBs. TEP had no cash receipts or payments as a result of this transaction.

Other non-cash investing and financing activities that affected recognized assets and liabilities but did not result in cash receipts or payments were as follows:

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	-Thousands of Dollars-
(Decrease)/Increase to Utility Plant Accruals (1)	$(2,154)	$8,514	$1,082
Net Cost of Removal of Interim Retirements (2)	31,626	4,592	43,381
Capital Lease Obligations (3)	15,162	16,630	17,984
Asset Retirement Obligations (4)	7,638	(1,872)	—
UED Secured Term Loan Prepayments (5)	—	3,188	3,625

(1)	The non-cash additions to Utility Plant represent accruals for capital expenditures.

(2)	The non-cash net cost of removal of interim retirements represents an accrual for future asset retirement obligations that does not impact earnings.

(3)	The non-cash change in capital lease obligations represents interest accrued for accounting purposes in excess of interest payments.

(4)	The non-cash additions to asset retirement obligations and related capitalized assets represent revision of estimated asset retirement cost due to changes in timing and amount of expected future asset retirement obligations.

(5)	The non-cash UED Secured Term Loan prepayment represents deposits applied to $30 million of loan principal.

NOTE 16. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

FINANCIAL IMPACT OF DERIVATIVES

Cash Flow Hedges

At December 31, 2011, UniSource Energy and TEP had liabilities related to their cash flow hedges of $14 million and $12 million at December 31, 2010.

The net after-tax unrealized gains and losses on derivative activities reported in AOCI were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	UniSource Energy			TEP
	Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	-Millions of Dollars-
Net After-Tax Unrealized Losses	$4	$6	$—	$4	$6	$—

Regulatory Treatment of Commodity Derivatives

The following table discloses unrealized gains and losses on energy contracts that are recoverable through the PPFAC or PGA on the balance sheet as a regulatory asset or a regulatory liability rather than as a component of AOCI or in the income statements.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	UniSource Energy			TEP
	Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	-Millions of Dollars-
Increase (Decrease) to Regulatory Assets	$2	$—	$(29)	$2	$(4)	$(11)

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of derivative assets and liabilities were as follows:

	September 30,	September 30,	September 30,	September 30,
	UniSource Energy		TEP
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	-Millions of Dollars-
Assets	$14	$15	$3	$3
Liabilities	(43)	(42)	(9)	(7)

Net Assets (Liabilities)	$(29)	$(27)	$(6)	$(4)

The realized losses on settled gas swaps that are fully recoverable through the PPFAC or PGA were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	UniSource Energy			TEP
	Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	-Millions of Dollars-
Realized Losses on Gas Swaps	$19	$23	$51	$7	$9	$29

At December 31, 2011, UniSource Energy and TEP had contracts that will settle through the third quarter of 2015.

Other Commodity Derivatives

The settlement of forward purchased power and sales contracts that do not result in physical delivery were reflected in the financial statements of UniSource Energy and TEP as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$10	$27	$20
Forward Power Purchases	(15)	(34)	(18)

Total Sales and Purchases Not Resulting in Physical Delivery	$(5)	$(7)	$2

DERIVATIVE VOLUMES

At December 31, 2011, UniSource Energy had gas swaps totaling 14,856 Billion British thermal units (GBtu) and power contracts totaling 3,147 Gigawatt-hours (GWh) while TEP had gas swaps totaling 6,855 GBtu and power contracts totaling 815 GWh. At December 31, 2010, UniSource Energy had gas swaps totaling 14,973 GBtu and power contracts totaling 4,807 GWh while TEP had gas swaps totaling 6,424 GBtu and power contracts totaling 1,144 GWh. We account for gas swaps and power contracts as derivatives.

CREDIT RISK ADJUSTMENT

When the fair value of our derivative contracts is reflected as an asset, the counterparty owes us and this creates credit risk. We also consider the impact of our own credit risk on instruments that are in a net liability position. The impact of counterparty credit risk and our own credit risk on the fair value of derivative asset contracts was less than $0.5 million at December 31, 2011, and December 31, 2010.

CONCENTRATION OF CREDIT RISK

The use of contractual arrangements to manage the risks associated with changes in energy commodity prices creates credit risk exposure resulting from the possibility of non-performance by counterparties pursuant to the terms of their contractual obligations. We enter into contracts for the physical delivery of energy and gas which contain remedies in the event of non-performance by the supply counterparties. In addition, volatile energy prices can create significant credit exposure from energy market receivables and mark-to-market valuations.

We have contractual agreements for energy procurement and hedging activities that contain certain provisions requiring each company to post collateral under certain circumstances. These circumstances include: exposures

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in excess of unsecured credit limits provided to TEP, UNS Gas or UNS Electric; credit rating downgrades; or a failure to meet certain financial ratios. In the event that such credit events were to occur, we would have to provide certain credit enhancements in the form of cash or letters of credit to fully collateralize our exposure to these counterparties.

The following table shows the sum of the fair value of all derivative instruments under contracts with credit-risk related contingent features that are in a net liability position at December 31, 2011. It also shows cash collateral and letters of credit posted, and additional collateral to be posted if credit-risk related contingent features were triggered.

	September 30,	September 30,
	TEP	UniSource Energy
	December 31, 2011
	-Millions of Dollars-
Net Liability Position	$16	$64
Cash Collateral Posted	—	—
Letters of Credit	1	6
Additional Collateral to Post if Contingent Features Triggered	16	61

As of December 31, 2011, TEP had $17 million of credit exposure to other counterparties’ creditworthiness related to its wholesale marketing and gas hedging activities; and UNS Electric had $1 million of such exposure related to its supply and hedging contracts. TEP had four counterparties which individually comprise greater than 10% of the total credit exposure and UNS Electric had one. At December 31, 2011, UNS Gas had no exposure to other counterparties’ creditworthiness.

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

	September 30,	September 30,	September 30,	September 30,
	UniSource Energy
	First	Second	Third	Fourth
	-Thousands of Dollars- (Except Per Share Amounts)
2011
Operating Revenue	$344,766	$369,673	$450,948	$344,128
Operating Income	44,820	71,289	123,760	41,803
Net Income	13,472	28,604	59,712	8,187
Basic EPS	0.37	0.77	1.61	0.22
Diluted EPS	0.35	0.71	1.46	0.22

2010
Operating Revenue	$318,849	$339,114	$438,830	$357,173
Operating Income	52,955	72,301	123,524	48,334
Net Income	20,178	25,889	55,665	11,252
Basic EPS	0.56	0.71	1.52	0.31
Diluted EPS	0.52	0.66	1.38	0.30

EPS is computed independently for each of the quarters presented. Therefore, the sum of the quarterly EPS amounts may not equal the total for the year.

UNISOURCE ENERGY, TEP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

	September 30,	September 30,	September 30,	September 30,
	TEP
	First	Second	Third	Fourth
	-Thousands of Dollars-
2011
Operating Revenue	$239,588	$295,233	$369,846	$251,719
Operating Income	27,792	62,497	111,479	27,613
Net Income	4,704	25,157	53,912	1,561

2010
Operating Revenue	$231,083	$274,694	$354,638	$264,852
Operating Income	38,248	63,901	116,055	35,827
Net Income	10,490	27,941	59,704	10,125

The following tables reflect the quarterly impact of revisions recorded in the second and third quarters of 2011 (See Note 1):

	Sept	Sept	Sept	Sept	Sept	Sept	Sept	Sept
	2010 Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
	-Thousands of Dollars- (Except Per Share Amounts)
	UniSource Energy
Income Statement
Net Income	$19,972	$20,178	$25,886	$25,889	$54,883	$55,665	$11,082	$11,252
Basic EPS	0.55	0.56	0.71	0.71	1.50	1.52	0.30	0.31
Diluted EPS	0.52	0.52	0.66	0.66	1.36	1.38	0.29	0.30

	TEP
Income Statement
Net Income	$10,349	$10,490	$27,938	$27,941	$58,993	$59,704	$9,999	$10,125

Schedule II—Valuation and Qualifying Accounts – UniSource Energy

	September 30,	September 30,	September 30,	September 30,
Description	Beginning Balance	Additions- Charged to Income	Deductions	Ending Balance
Year Ended December 31,	-Millions of Dollars-
Reserve for Uncollectible Accounts (1)
2011	$13	$5	$2	$16
2010	$13	$4	$4	$13
2009	$27	$4	$18	$13

Deferred Tax Assets Valuation Allowance (2)
2011	$8	$—	$1	$7
2010	$—	$8	$—	$8
2009	$—	$—	$—	$—

Other (3)
2011	$4			$6
2010	$2			$4
2009	$4			$2

(1)

TEP, UNS Gas and UNS Electric record additions to the Reserve for Uncollectible Accounts based on historical experience and any specific customer collection issues identified. Deductions principally reflect amounts charged off as uncollectible, less amounts recovered. Amounts include reserves for trade receivables, wholesale sales and in-kind transmission imbalances.

(2)

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

(3)	Principally reserves for sales tax audits, litigation and damages billable to third parties.

Schedule II—Valuation and Qualifying Accounts—TEP

	September 30,	September 30,	September 30,	September 30,
Description	Beginning Balance	Additions- Charged to Income	Deductions	Ending Balance
Year Ended December 31,	-Millions of Dollars-
Reserve for Uncollectible Accounts (1)
2011	$11	$4	$1	$14
2010	$11	$3	$3	$11
2009	$24	$2	$15	$11

Other (2)
2011	$3			$4
2010	$—			$3
2009	$4			$—

(1)

TEP records additions to the Reserve for Uncollectible Accounts based on historical experience and any specific customer collection issues identified. Deductions principally reflect amounts charged off as uncollectible, less amounts recovered. Amounts include reserves for trade receivables, wholesales sales and in-kind transmission imbalances.

(2)	Principally reserves for sales tax audits, litigation and damages billable to third parties.

ITEM 9. –	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. –	CONTROLS AND PROCEDURES

UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer supervised and participated in UniSource Energy and TEP’s evaluation of their disclosure controls and procedures as such term is defined under Rule 13(a) – 15(e) or Rule 15(d) – 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2011. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in UniSource Energy and TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by UniSource Energy and TEP in the reports that they file or submit under the Act is accumulated and communicated to management, including the principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, UniSource Energy and TEP’s Chief Executive Officer and Chief Financial Officer concluded that UniSource Energy and TEP’s disclosure controls and procedures are effective.

While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy or TEP’s internal control over financial reporting during the fourth quarter of 2011, that has materially affected, or is reasonably likely to materially affect, UniSource Energy or TEP’s internal control over financial reporting.

UniSource Energy’s and TEP’s Management’s Reports on Internal Control Over Financial Reporting Under 404 of Sarbanes-Oxley appear as the first two reports under Item 8 in UniSource Energy’s and TEP’s 2011 Annual Report on Form 10-K, the Report of Independent Registered Public Accounting Firm for UniSource Energy appears as the third report under Item 8, and the Report of Independent Registered Public Accounting Firm for TEP appears as the fourth report under Item 8.

ITEM 9B. –	OTHER INFORMATION

None.

PART III

ITEM 10. –	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Directors – UniSource Energy

	September 30,	September 30,	September 30,
Name	Age	Board Committee*	Director Since
Paul J. Bonavia	60	None	2009
Lawrence J. Aldrich	59	2,3,5	2000
Barbara M. Baumann	56	1,2,4	2005
Larry W. Bickle	66	3,4,5	1998
Harold W. Burlingame	71	2,3,5	1998
Robert A. Elliott	56	1,2,3,4,5	2003
Daniel W.L. Fessler	70	1,3,5	2005
Louise L. Francesconi	59	1,2,4	2008
Warren Y. Jobe	71	1,2,4	2001
Ramiro G. Peru	56	1,2,4	2008
Gregory A. Pivirotto	59	1,3,4	2008
Joaquin Ruiz	59	2,3,5	2005

*	Board Committees

(1)	Audit

(2)	Compensation

(3)	Corporate Governance and Nominating

(4)	Finance

(5)	Environmental, Safety and Security

Paul J. Bonavia	Mr. Bonavia has served as Chairman and Chief Executive Officer of UniSource Energy and TEP since January 2009; he also served as President from January 2009 to December 2011. Prior to joining UniSource Energy, Mr. Bonavia served as President of the Utilities Group of Xcel Energy. Mr. Bonavia previously served as President of Xcel Energy’s Commercial Enterprises business unit and President of the company’s Energy Markets unit.

Lawrence J. Aldrich	President and Chief Executive Officer of University Physicians Healthcare from 2009-2010. President of Aldrich Capital Company since January 2007; Chief Operating Officer of The Critical Path Institute from 2005-2007; General Partner of Valley Ventures, LP from September 2002 to December 2005; Managing Director and Founder of Tucson Ventures, LLC, from February 2000 to September 2002.

Barbara M. Baumann	President and Owner of Cross Creek Energy Corporation since 2003; Executive Vice President of Associated Energy Managers, LLC from 2000 to 2003; former Vice President of Amoco Production Company; Director of SM Energy Company since 2002; member of the Board of Trustees of the Putnam Mutual Funds since 2010.

Larry W. Bickle	Director of SM Energy Company since 1994; Retired private equity investor; Managing Director of Haddington Ventures, LLC from 1997 to 2007. Non-executive Chairman of Quantum Natural Gas Strategies, LLC since 2008.

Harold W. Burlingame	Executive Vice President of AT&T from 1986-2001; Senior Executive Advisor for ATT Wireless from 2001-2005; Chairman of ORC Worldwide from 2004-2010; President of IRC Foundation since December 2010; Director of Cornerstone On Demand since 2006.

Robert A. Elliott

President and owner of The Elliott Accounting Group since 1983; Director and Corporate Secretary of Southern Arizona Community Bank from 1998-2010; Television Analyst/Pre- game Show Co-host for Fox Sports Arizona from 1998-2009; Chairman of the Board of

Tucson Metropolitan Chamber of Commerce from 2002 to 2003; Chairman of the Board of Tucson Urban League from 2003 to 2004; Chairman of the Board of the Tucson Airport Authority from January 2006 to January 2007; Director of AAA since 2007; Director of the NBA Retired Players Association since 2010; and Director of the University of Arizona Foundation.

Daniel W.L. Fessler	President of the California Public Utility Commission from 1991-1996; Professor Emeritus of the University of California since 1994; Of counsel for the law firm of Holland & Knight from 2003-2007; Partner in the law firm of LeBoeuf, Lamb, Greene & MacRae LLP from 1997 to 2003; previously served on the UniSource Energy and TEP boards of directors from 1998 to 2003; Managing Principal of Clear Energy Solutions, LLC since December 2004.

Louise L. Francesconi	Retired President of Raytheon Missile Systems; Director of Stryker Corporation since July 2006; Chairman of the Board of Trustees for TMC Healthcare; Director of Global Solar Energy, Inc. since 2008.

Warren Y. Jobe	Certified Public Accountant (licensed, but not practicing); Senior Vice President of Southern Company from 1998 to 2001; Executive Vice President and Chief Financial Officer of Georgia Power Company from 1987-1998; Director of WellPoint Health Networks, Inc. from 2003 to December 2004; Director of WellPoint, Inc. since December 2004; Trustee of RidgeWorth Funds since 2004. Director of Home Banc Corp. from 2005-2009.

Ramiro G. Peru	Executive Vice President and Chief Financial Officer of Swift Corporation, a trucking company, from June 2007 to December 2007; Executive Vice President and Chief Financial Officer of Phelps Dodge Corporation from October 2004 to March 2007; Senior Vice President and Chief Financial Officer of Phelps Dodge Corporation from May 1999 to September 2004; Director of WellPoint Health Networks, Inc. from 2003 to December 2004; Director of WellPoint, Inc. since December 2004; Director of Southern Peru Copper Corporation from 2002 to 2004.

Gregory A. Pivirotto	President and Chief Executive Officer and Director of University Medical Center Corporation from 1994-2010; Certified Public Accountant since 1978; Director of Arizona Hospital & Healthcare Association from 1997 to 2005. Director of Tucson Airport Authority since 2008; Member of the Advisory Board of Harris Bank since 2010.

Joaquin Ruiz	Professor of Geosciences, University of Arizona since 1983; Dean, College of Science, University of Arizona since 2000; Executive Dean of the University of Arizona College of Letters, Arts and Science since 2009.

Directors – TEP

	September 30,	September 30,
Name	Age	Director Since
Paul J. Bonavia	60	2009
Michael J. DeConcini	47	2009
David G. Hutchens	45	2011
Kevin P. Larson	55	2009

Paul J. Bonavia	Mr. Bonavia has served as Chairman and Chief Executive Officer of UniSource Energy and TEP since January 2009; he also served as President from January 2009 to December 2011. Prior to joining UniSource Energy, Mr. Bonavia served as President of the Utilities Group of Xcel Energy. Mr. Bonavia previously served as President of Xcel Energy’s Commercial Enterprises business unit and President of the company’s Energy Markets unit.

Michael J. DeConcini	Mr. DeConcini has served as Senior Vice President, Operations of UniSource Energy since May 2010 and Senior Vice President and Chief Operating Officer of TEP from May

2009 to December 2011 when his title at TEP was changed to Senior Vice President, Operations. Mr. DeConcini joined TEP in 1988 and was elected Senior Vice President and Chief Operating Officer of the Energy Resources business unit of TEP, effective January 1, 2003. In August 2006, he was named Senior Vice President and Chief Operating Officer, Transmission and Distribution.

David G. Hutchens	Mr. Hutchens has served as President of UniSource Energy and TEP since December 2011. In March 2011, Mr. Hutchens was named Executive Vice President of UniSource Energy and TEP. In May 2009, Mr. Hutchens was named Vice President of Energy Efficiency and Resource Planning. In January 2007, Mr. Hutchens was elected Vice President of Wholesale Energy at UniSource Energy and TEP. Mr. Hutchens joined TEP in 1995.

Kevin P. Larson	Mr. Larson has served as Senior Vice President and Chief Financial Officer of UniSource Energy and TEP since September 2005. Mr. Larson is also Treasurer of UniSource Energy. Mr. Larson joined TEP in 1985 and thereafter held various positions in its finance department and investment subsidiaries. He was elected Treasurer in August 1994 and Vice President in March 1997. In October 2000, he was elected Vice President and Chief Financial Officer.

Executive Officers of UniSource Energy and TEP

See Item 1. Business, Executive Officers of the Registrants.

Information required by Items 401, 405, 406 and 407 (c)(3), (d)(4) and (d)(5) of SEC Regulation S-K will be included in UniSource Energy’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2011, which information is incorporated herein by reference.

ITEM 11. –	EXECUTIVE COMPENSATION

Information concerning Executive Compensation will be contained in UniSource Energy’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2011, which information is incorporated herein by reference.

ITEM 12. –	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

General

At February 21, 2012, UniSource Energy had outstanding 38.0 million shares of Common Stock. At February 21, 2012, the number of shares of Common Stock beneficially owned by all directors and officers of UniSource Energy as a group amounted to approximately 3% of the outstanding Common Stock.

At February 21, 2012, UniSource Energy owned 100% of the outstanding shares of common stock of TEP.

Security Ownership of Certain Beneficial Owners

Information concerning the security ownership of certain beneficial owners of UniSource Energy will be contained in UniSource Energy’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2011, which information is incorporated herein by reference.

Security Ownership of Management

Information concerning the security ownership of the Directors and Executive Officers of UniSource Energy will be contained in UniSource Energy’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2011, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning securities authorized for issuance under equity compensation plans will be contained in UniSource Energy’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2011, which information is incorporated herein by reference.

ITEM 13. –	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions, and director independence of UniSource Energy and TEP will be contained under Transactions with Management and Others, Director Independence and Compensation Committee Interlocks and Insider Participation in UniSource Energy’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2011, which information is incorporated herein by reference.

ITEM 14. –	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will be contained in UniSource Energy’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2011, which information is incorporated herein by reference.

PART IV

ITEM 15. –	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

September 30,
Page
(a) (1). Consolidated Financial Statements as of December 31, 2011 and 2010 and for Each of the Three Years in the Period Ended December 31, 2011

UniSource Energy Corporation
Report of Independent Registered Public Accounting Firm	78
Consolidated Statements of Income	80
Consolidated Statements of Cash Flows	81
Consolidated Balance Sheets	82
Consolidated Statements of Capitalization	84
Consolidated Statements of Changes in Stockholders’ Equity	85
Notes to Consolidated Financial Statements	92

Tucson Electric Power Company
Report of Independent Registered Public Accounting Firm	79
Consolidated Statements of Income	86
Consolidated Statements of Cash Flows	87
Consolidated Balance Sheets	88
Consolidated Statements of Capitalization	90
Consolidated Statements of Changes in Stockholder’s Equity	91
Notes to Consolidated Financial Statements	92

(2). Financial Statement Schedules

Schedule II
Valuation and Qualifying Accounts	153

(3). Exhibits
Reference is made to the Exhibit Index commencing on page 162.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISOURCE ENERGY CORPORATION

Date: February 27, 2012	By:	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2012	/s/ Paul J. Bonavia*
Paul J. Bonavia
Chairman of the Board and
Principal Executive Officer

Date: February 27, 2012	/s/ Kevin P. Larson
Kevin P. Larson
Principal Financial Officer

Date: February 27, 2012	/s/ Karen G. Kissinger*
Karen G. Kissinger
Principal Accounting Officer

Date: February 27, 2012	/s/ Lawrence J. Aldrich*
Lawrence J. Aldrich
Director

Date: February 27, 2012	/s/ Barbara M. Baumann*
Barbara M. Baumann
Director

Date: February 27, 2012	/s/ Larry W. Bickle*
Larry W. Bickle
Director

Date: February 27, 2012	/s/ Harold W. Burlingame*
Harold W. Burlingame
Director

Date: February 27, 2012	/s/ Robert A. Elliott*
Robert A. Elliott
Director

Date: February 27, 2012		/s/ Daniel W.L. Fessler*
Daniel W.L. Fessler
Director

Date: February 27, 2012		/s/ Louise L. Francesconi*
Louise L. Francesconi
Director

Date: February 27, 2012		/s/ Warren Y. Jobe*
Warren Y. Jobe
Director

Date: February 27, 2012		/s/ Ramiro Peru*
Ramiro Peru
Director

Date: February 27, 2012		/s/ Gregory A. Pivirotto*
Gregory A. Pivirotto
Director

Date: February 27, 2012		/s/ Joaquin Ruiz*
Joaquin Ruiz
Director

Date: February 27, 2012	By:	/s/ Kevin P. Larson
Kevin P. Larson
As attorney-in-fact for each
of the persons indicated

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY

Date: February 27, 2012	By:	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2012		/s/ Paul J. Bonavia*
Paul J. Bonavia
Chairman of the Board and
Principal Executive Officer

Date: February 27, 2012		/s/ Kevin P. Larson
Kevin P. Larson
Principal Financial Officer and Director

Date: February 27, 2012		/s/ Karen G. Kissinger*
Karen G. Kissinger
Principal Accounting Officer

Date: February 27, 2012		/s/ Michael J. DeConcini*
Michael J. DeConcini
Director

Date: February 27, 2012		/s/ David G. Hutchens*
David G. Hutchens
Director

Date: February 27, 2012	By:	/s/ Kevin P. Larson
Kevin P. Larson
As attorney-in-fact for each of the persons indicated

EXHIBIT INDEX

*2(a)	—	Agreement and Plan of Exchange, dated as of March 20, 1995, between TEP, UniSource Energy and NCR Holding, Inc. (Form 10-K for the year ended December 31,1997, File No. 13739 – Exhibit. 2(a)).

*3(a)	—	Restated Articles of Incorporation of TEP, filed with the ACC on August 11, 1994, as amended by Amendment to Article Fourth of our Restated Articles of Incorporation, filed with the ACC on May 17, 1996. (Form 10-K for the year ended December 31, 1996, File No. 1-5924-Exhibit No 3(a)).

*3(a)(1)	—	TEP Articles of Amendment filed with the ACC on September 3, 2009 (Form 10-K for the year ended December 31, 2010, File No. 1-1379 – Exhibit 3(a))

*3(b)	—	Bylaws of TEP, as amended as of August 31, 2009 (Form 10-Q for the quarter ended September 30, 2009, File No. 13739 – Exhibit 3.1).

*3(c)	—	Amended and Restated Articles of Incorporation of UniSource Energy. (Form 8-A/A, dated January 30, 1998, File No. 1-13739 – Exhibit 2(a)).

*3(d)	—	Revised and restated bylaws of UniSource Energy, as revised and restated December 14, 2011 (Form 8-K, dated December 15, 2011, File No. 13739 – Exhibit 3.1)

4(a)	—	Reserved.

*4(b)(1)	—	Loan Agreement, dated as of October 1, 1982, between the Pima County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Sundt Project). (Form 10-Q for the quarter ended September 30, 1982, File No. 1-5924 — Exhibit 4(a)).

*4(b)(2)	—	Indenture of Trust, dated as of October 1, 1982, between the Pima County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Sundt Project). (Form 10-Q for the quarter ended September 30, 1982, File No. 1-5924 — Exhibit 4(b)).

*4(b)(3)	—	First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Sundt Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(h)(3)).

*4(b)(4)	—	First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Sundt Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(h)(4)).

*4(c)(1)	—	Loan Agreement, dated as of December 1, 1982, between the Pima County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for the year ended December 31, 1982, File No. 1-5924 — Exhibit 4(k)(1)).

*4(c)(2)	—	Indenture of Trust dated as of December 1, 1982, between the Pima County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form 10-K for the year ended December 31, 1982, File No. 1-5924 — Exhibit 4(k)(2)).

*4(c)(3)	—	First Supplemental Loan Agreement, dated as of March 31, 1992, between the Pima County Authority and TEP relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860 — Exhibit 4(i)(3)).

*4(c)(4)	—	First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Pima County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1982 Series A (Tucson Electric Power Company Projects). (Form S-4, Registration No. 33-52860 — Exhibit 4(i)(4)).

*4(d)(1)	—	Loan Agreement, dated as of December 1, 1983, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 — Exhibit 4(I)(1)).

*4(d)(2)	—	Indenture of Trust, dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File no. 1-5924 — Exhibit 4(I)(2)).

*4(d)(3)	—	First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(k)(3)).

*4(d)(4)	—	First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(k)(4)).

*4(d)(5)	—	Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(k)(5)).

*4(d)(6)	—	Second Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(k)(6)).

*4(e)(1)	—	Loan Agreement, dated as of December 1, 1983, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 — Exhibit 4(m)(1)).

*4(e)(2)	—	Indenture of Trust dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds. 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 — Exhibit 4(m)(2)).

*4(e)(3)	—	First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Developmental Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(I)(3)).

*4(e)(4)	—	First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(I)(4)).

*4(e)(5)	—	Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(I)(5)).

*4(e)(6)	—	Second Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series B (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(I)(6)).

4(e)(7)	—	Third Supplemental Indenture of Trust, dated as of December 7, 2011, between the Apache County Authority and U.S. Bank Trust National Association, as successor trustee, relating to Industrial Development Bonds 1983 Series B (Tucson Electric Power Company Springerville Project)

*4(f)(1)	—	Loan Agreement, dated as of December 1, 1983, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for year ended December 31, 1983, File No. 1-5924 — Exhibit 4(n)(1)).

*4(f)(2)	—	Indenture of Trust dated as of December 1, 1983, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1983, File No. 1-5924 — Exhibit 4(n)(2)).

*4(f)(3)	—	First Supplemental Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(m)(3)).

*4(f)(4)	—	First Supplemental Indenture, dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty relating to Floating Rate Monthly Demand Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1987, File No. 1-5924 — Exhibit 4(m)(4)).

*4(f)(5)	—	Second Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(m)(5)).

*4(f)(6)	—	Second Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1983 Series C (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(m)(6)).

4(f)(7)	—	Third Supplemental Indenture of Trust, dated as of December 7, 2011, between the Apache County Authority and U.S. Bank Trust National Association, as successor trustee, relating to Industrial Development Bonds 1983 Series C (Tucson Electric Power Company Springerville Project)

4(g)	—	Reserved

*4(h)(1)	—	Loan Agreement, dated as of December 1, 1985, between the Apache County Authority and TEP relating to Variable Rate Demand Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 4(r)(1)).

*4(h)(2)	—	Indenture of Trust dated as of December 1, 1985, between the Apache County Authority and Morgan Guaranty authorizing Variable Rate Demand Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 4(r)(2)).

*4(h)(3)	—	First Supplemental Loan Agreement, dated as of March 31, 1992, between the Apache County Authority and TEP relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(o)(3)).

*4(h)(4)	—	First Supplemental Indenture of Trust, dated as of March 31, 1992, between the Apache County Authority and Morgan Guaranty relating to Industrial Development Revenue Bonds, 1985 Series A (Tucson Electric Power Company Springerville Project). (Form S-4, Registration No. 33-52860 — Exhibit 4(o)(4)).

*4(i)(1)	—	Indenture of Mortgage and Deed of Trust dated as of December 1, 1992, to Bank of Montreal Trust Company, Trustee. (Form S-1, Registration No. 33-55732 — Exhibit 4(r)(1)).

*4(i)(2)	—	Supplemental Indenture No. 1 creating a series of bonds designated Second Mortgage Bonds, Collateral Series A, dated as of December 1, 1992. (Form S-1, Registration No. 33-55732 — Exhibit 4(r)(2)).

*4(i)(3)	—	Supplemental Indenture No. 2 creating a series of bonds designated Second Mortgage Bonds, Collateral Series B, dated as of December 1, 1997. (Form 10-K for year ended December 31, 1997, File No. 1-5924 — Exhibit 4(m)(3)).

*4(i)(4)	—	Supplemental Indenture No. 3 creating a series of bonds designated Second Mortgage Bonds, Collateral Series, dated as of August 1, 1998. (Form 10-Q for the quarter ended June 30, 1998, File No. 1-5924 — Exhibit 4(c)).

*4(i)(5)	—	Supplemental Indenture No. 4 creating a series of bonds designated Second Mortgage Bonds, Collateral Series C, dated as of November 1, 2002. (Form 8-K dated November 27, 2002, File Nos. 1-05924 and 1-13739 — Exhibit 99.2).

*4(i)(6)	—	Supplemental Indenture No. 5 creating a series of bonds designated Second Mortgage Bonds, Collateral Series D, dated as of March 1, 2004. (Form 8-K dated March 31, 2004, File Nos. 1-05924 and 1-13739 — Exhibit 10 (b)).

*4(i)(7)	—	Supplemental Indenture No. 6 creating a series of bonds designated Second Mortgage Bonds, Collateral Series E, dated as of May 1, 2005. (Form 10-Q for the quarter ended March 31, 2005, File Nos. 1-5924 and 1-13739 – Exhibit 4(b)).

*4(i)(8)	—	Supplemental Indenture No. 7 creating a series of bonds designated First Mortgage Bonds, Collateral Series F, dated as of December 1, 2006. (Form 8-K dated December 22, 2006, File Nos. 1-5924 and 1-13739 – Exhibit 4.1).

*4(i)(9)	—	Supplemental Indenture No. 8 creating a series of bonds designated First Mortgage Bonds, Collateral Series G, dated as of June 1, 2008. (Form 8-K dated June 25, 2008, File Nos. 1-5924 and 1-13739 – Exhibit 4(b)).

*4(i)(10)	—	Supplemental Indenture No. 9 dated as of July 3, 2008, (Form 10-K for the year ended December 31, 2009, File No. 1-3739, Exhibit 4(i)(10)).

*4(i)(11)	—	Supplemental Indenture No. 10 creating a series of bonds designated as First Mortgage Bonds, Collateral Series H, dated as of March 1, 2010. (Form 8-K dated March 5, 2010, File No. 1-13739, Exhibit 4(b)).

*4(i)(12)	—	Supplemental Indenture No.11, dated as of November 1, 2010, between Tucson Electric Power Company and The Bank of New York Mellon, as trustee. (Form 8-K dated November 15, 2010, File No. 1-13739, Exhibit 4.5).

*4(i)(13)	—	Supplemental Indenture No. 12, dated as of December 1, 2010, between TEP and the Bank of New York Mellon, creating a series of bonds designated First Mortgage Bonds, Collateral Series J. (Form 8-K dated December 17, 2010, File No. 1-13739, Exhibit 4(b)).

4(i)(14)	—	Supplemental Indenture No.13, dated as of November 1, 2011, between Tucson Electric Power Company and The Bank of New York Mellon, amending terms of bonds designated First Mortgage Bonds, Collateral Series I.

*4(j)(1)	—	Indenture of Trust, dated as of June 1, 2008, between The Industrial Development Authority of the County of Pima and U.S. Bank Trust National Association authorizing Industrial Development Revenue Bonds, 2008 Series B (Tucson Electric Power Company Project). (Form 8-K dated June 25, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(a)).

*4(j)(2)	—	Loan Agreement, dated as of June 1, 2008, between The Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 2008 Series B (Tucson Electric Power Company Project). (Form 8-K dated June 25, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(b)).

*4(k)(1)	—	Indenture of Trust, dated as of December 1, 2010, between the Coconino County, Arizona Pollution Control Corporation and U.S. Bank Trust National Association authorizing Pollution Control Bonds, 2010 Series A (Tucson Electric Power Company Navajo Project). (Form 8-K dated December 17, 2010, File No. 1-13739, Exhibit 4(c)).

*4(k)(2)	—	Loan Agreement, dated as of December 1, 2010, between the Coconino County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Bonds, 2010 Series A (Tucson Electric Power Company Navajo Project). (Form 8-K dated December 17, 2010, File No. 1-13739, Exhibit 4(d)).

*4(l)(1)	—	Loan Agreement, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(a)).

*4(l)(2)	—	Indenture of Trust, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1998 Series A (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(b)).

*4(m)(1)	—	Loan Agreement, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and TEP relating to Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(c)).

*4(m)(2)	—	Indenture of Trust, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Pollution Control Revenue Bonds, 1998 Series B (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(d)).

*4(n)(1)	—	Loan Agreement, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and TEP relating to Industrial Development Revenue Bonds, 1998 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(e)).

*4(n)(2)	—	Indenture of Trust, dated as of March 1, 1998, between The Industrial Development Authority of the County of Apache and First Trust of New York, National Association, authorizing Industrial Development Revenue Bonds, 1998 Series C (Tucson Electric Power Company Project). (Form 10-Q for the quarter ended March 31, 1998, File No. 1-5924 — Exhibit 4(f)).

*4(o)(1)	—	Second Amended and Restated Credit Agreement, dated as of November 9, 2010, among Tucson Electric Power Company, Union Bank, N.A., as Administrative Agent, and a group of lenders. (Form 8-K dated November 15, 2010, File No. 1-13739, Exhibit 4.3).

4(o)(2)	–	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 18, 2011, among Tucson Electric Power Company, Union Bank, N.A., as Administrative Agent, and a group of lenders.

*4(p)(1)	—	Note Purchase and Guaranty Agreement dated August 11, 2003 among UNS Gas, Inc., and UniSource Energy Services, Inc., and certain institutional investors. (Form 8-K dated August 21, 2003, File Nos. 1-5924 and 1-13739 — Exhibit 99.2).

*4(p)(2)	—	Note Purchase Agreement, dated as of May 4, 2011, among UNS Gas, Inc., UniSource Energy Services, Inc., and a group of purchasers, (Form 8-K dated August 12, 2011, File 1-13739 — Exhibit 4.1).

*4(q)(1)	—	Note Purchase and Guaranty Agreement dated August 5, 2008, among UNS Electric, Inc., and UniSource Energy Services, Inc., and certain institutional investors. (Form 10-Q for the quarter ended June 30, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4).

*4(r)(1)	—	Indenture dated as of March 1, 2005, to The Bank of New York, as Trustee. (Form 8-K dated March 3, 2005, File Nos. 1-5924 and 1-13739 — Exhibit 4.1).

*4(s)(1)	—	Second Amended and Restated Credit Agreement, dated as of November 9, 2010, among UniSource Energy Corporation, Union Bank, N.A., as Administrative Agent, and a group of lenders. (Form 8-K dated November 15, 2010, File No. 1-13739, Exhibit 4.1).

4(s)(2)	—	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 18, 2011, among UniSource Energy Corporation, Union Bank, N.A., as Administrative Agent, and a group of lenders.

*4(t)(1)	—	Second Amended and Restated Credit Agreement, dated as of November 9, 2010, among UNS Electric, Inc., UNS Gas, Inc., UniSource Energy Services, Inc., Union Bank, N.A., as Administrative Agent, and a group of lenders. (Form 8-K dated November 15, 2010, File No. 1-13739, Exhibit 4.4).

4(t)(2)	—	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 18, 2011, among UNS Electric, Inc., UNS Gas, Inc., UniSource Energy Services, Inc., Union Bank, N.A., as Administrative Agent, and a group of lenders.

*4(u)(1)	—	Reimbursement Agreement, dated as of December 14, 2010, among TEP, as Borrower, the financial institutions from time to time, parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Issuing Bank. (Form 8-K dated December 17, 2010, File No. 1-13739, Exhibit 4(a)).

*4(v)(1)	—	Second Amended and Restated Pledge Agreement, dated as of November 9, 2010, among UniSource Energy Corporation, Union Bank, N.A., as Administrative Agent, and a group of lenders. (Form 8-K dated November 15, 2010, File No. 1-13739, Exhibit 4.2).

*4(w)(1)	—	Indenture of Trust, dated as of March 1, 2008, between The Industrial Development Authority of the County of Pima and U.S. Bank Trust National Association authorizing Industrial Development Revenue Bonds, 2008 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 19, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(a)).

*4(w)(2)	—	Loan Agreement, dated as of March 1, 2008, between the Industrial Development Authority of the County of Pima and TEP relating to Industrial Development Revenue Bonds, 2008 Series A (Tucson Electric Power Company Project). (Form 8-K dated March 19, 2008, File Nos. 1-5924 and 1-13739 — Exhibit 4(b)).

*4(x)(1)	—	Indenture of Trust, dated as of October 1, 2009, between The Industrial Development Authority of the County of Pima and U.S. Bank Trust National Association authorizing Pollution Control Revenue Bonds, 2009 Series A (Tucson Electric Power Company Navajo Project). (Form 8-K dated October 13, 2009, File No. 1-13739- Exhibit 4(A)).

*4(x)(2)	—	Loan Agreement, dated as of October 1, 2009, between The Industrial Development Authority of the County of Pima and TEP relating to Pollution Control Revenue Bonds, 2009 Series A (Tucson Electric Power Company San Juan Project). (Form 8-K dated October 13, 2009, File No. 1-13739- Exhibit 4(B)).

*4(x)(3)	—	Indenture of Trust, dated as of October 1, 2009, between Coconino County, Arizona Pollution Control Corporation and U.S. Bank Trust National Association authorizing Pollution Control Revenue Bonds, 2009 Series A (Tucson Electric Power Company Navajo Project). (Form 8-K dated October 13, 2009, File No. 1-13739- Exhibit 4(C)).

*4(x)(4)	—	Loan Agreement, dated as of October 1, 2009, between Coconino County, Arizona Pollution Control Corporation and TEP relating to Pollution Control Revenue Bonds, 2009 Series A (Tucson Electric Power Company Navajo Project). (Form 8-K dated October 13, 2009, File No. 1-13739- Exhibit 4(D)).

*4(y)(1)	—	Indenture of Trust, dated as of October 1, 2010, between the Industrial Development Authority of the County of Pima and U.S. Bank Trust National Association, authorizing Industrial Development Revenue Bonds, 2010 Series A (Tucson Electric Power Company Project). (Form 8-K dated October 8, 2010, File No. 1-13739 Exhibit 4(a)).

*4(y)(2)	—	Loan Agreement, dated as of October 1, 2010, between the Industrial Development Authority of the County of Pima and TEP, relating to Industrial Development Revenue Bonds, 2010 Series A (Tucson Electric Power Company Project). (Form 8-K dated October 8, 2010, File No. 1-13739 Exhibit 4(b)).

*4(z)(1)	—	Credit Agreement, dated as of August 10, 2011, among UNS Electric, Inc., UniSource Energy Services, Inc., and Union Bank, N.A., as Administrative Agent (Form 8-K dated August 12, 2011, File 1-13739 — Exhibit 4.2).

*4(aa)(1)	—	Indenture, dated November 1, 2011, between Tucson Electric Power Company and U.S. Bank National Association, as trustee, authorizing 5.15% Notes due 2021 (Form 8-K dated November 8, 2011, File 1-13739 — Exhibit 4.1).

*10(a)(1)	—	Lease Agreements, dated as of December 1, 1984, between Valencia and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 — Exhibit 10(d)(1)).

*10(a)(2)	—	Guaranty and Agreements, dated as of December 1, 1984, between TEP and United States Trust Company of New York, as Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 — Exhibit 10(d)(2)).

*10(a)(3)	—	General Indemnity Agreements, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors; General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and J.C. Penney Company, Inc. as Owner Participants; United States Trust Company of New York, as Owner Trustee; Teachers Insurance and Annuity Association of America as Loan Participant; and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 — Exhibit 10(d)(3)).

*10(a)(4)	—	Tax Indemnity Agreements, dated as of December 1, 1984, between General Foods Credit Corporation, Harvey Hubbell Financial, Inc. and J.C. Penney Company, Inc., each as Beneficiary under a separate Trust Agreement dated December 1, 1984, with United States Trust of New York as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee, Lessor, and Valencia, Lessee, and TEP, Indemnitors. (Form 10-K for the year ended December 31, 1984, File No. 1-5924 — Exhibit 10(d)(4)).

*10(a)(5)	—	Amendment No. 1, dated December 31, 1984, to the Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(5)).

*10(a)(6)	—	Amendment No. 2, dated April 1, 1985, to the Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(6)).

*10(a)(7)	—	Amendment No. 3 dated August 1, 1985, to the Lease Agreements, dated December 1, 1984, between Valencia and United States Trust Company of New York, as Owner Trustee, and Thomas Zakrzewski as Co-Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(7)).

*10(a)(8)	—	Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(8)).

*10(a)(9)	—	Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with J.C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(9)).

*10(a)(10)	—	Amendment No. 4, dated June 1, 1986, to the Lease Agreement, dated December 1, 1984, between Valencia and United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee, under a Trust Agreement dated as of December 1, 1984, with Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(10)).

*10(a)(11)	—	Lease Amendment No. 5 and Supplement No. 2, to the Lease Agreement, dated July 1, 1986, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J.C. Penney as Owner Participant. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(11)).

*10(a)(12)	—	Lease Amendment No. 5, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and General Foods Credit Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924 — Exhibit 10(f)(12)).

*10(a)(13)	—	Lease Amendment No. 5, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and Harvey Hubbell Financial Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924 — Exhibit 10(f)(13)).

*10(a)(14)	—	Lease Amendment No. 6, to the Lease Agreement, dated June 1, 1987, between Valencia, United States Trust Company of New York as Owner Trustee, and Thomas Zakrzewski as Co-Trustee and J.C. Penney Company, Inc. as Owner Participant. (Form 10-K for the year ended December 31, 1988, File No. 1-5924 — Exhibit 10(f)(14)).

*10(a)(15)	—	Lease Supplement No. 1, dated December 31, 1984, to Lease Agreements, dated December 1, 1984, between Valencia, as Lessee and United States Trust Company of New York and Thomas B. Zakrzewski, as Owner Trustee and Co-Trustee, respectively (document filed relates to General Foods Credit Corporation; documents relating to Harvey Hubbell Financial, Inc. and JC Penney Company, Inc. are not filed but are substantially similar). (Form S-4 Registration No. 33-52860 — Exhibit 10(f)(15)).

*10(a)(16)	—	Amendment No. 1, dated June 1, 1986, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(12)).

*10(a)(17)	—	Amendment No. 1, dated June 1, 1986, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J.C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(13)).

*10(a)(18)	—	Amendment No. 1, dated June 1, 1986, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(14)).

*10(a)(19)	—	Amendment No. 2, dated as of July 1, 1986, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J.C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 — Exhibit 10(f)(19)).

*10(a)(20)	—	Amendment No. 2, dated as of June 1, 1987, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, General Foods Credit Corporation, as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 --Exhibit 10(f)(20)).

*10(a)(21)	—	Amendment No. 2, dated as of June 1, 1987, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, Harvey Hubbell Financial, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 — Exhibit 10(f)(21)).

*10(a)(22)	—	Amendment No. 3, dated as of June 1, 1987, to the General Indemnity Agreement, dated as of December 1, 1984, between Valencia and TEP, as Indemnitors, J.C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 — Exhibit 10(f)(22)).

*10(a)(23)	—	Supplemental Tax Indemnity Agreement, dated July 1, 1986, between J.C. Penney Company, Inc., as Owner Participant, and Valencia and TEP, as Indemnitors. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(15)).

*10(a)(24)	—	Supplemental General Indemnity Agreement, dated as of July 1, 1986, among Valencia and TEP, as Indemnitors, J.C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form 10-K for the year ended December 31, 1986, File No. 1-5924 — Exhibit 10(e)(16)).

*10(a)(25)	—	Amendment No. 1, dated as of June 1, 1987, to the Supplemental General Indemnity Agreement, dated as of July 1, 1986, among Valencia and TEP, as Indemnitors, J.C. Penney Company, Inc., as Owner Participant, United States Trust Company of New York, as Owner Trustee, Teachers Insurance and Annuity Association of America, as Loan Participant, and Marine Midland Bank, N.A., as Indenture Trustee. (Form S-4, Registration No. 33-52860 — Exhibit 10(f)(25)).

*10(a)(26)	—	Valencia Agreement, dated as of June 30, 1992, among TEP, as Guarantor, Valencia, as Lessee, Teachers Insurance and Annuity Association of America, as Loan Participant, Marine Midland Bank, N.A., as Indenture Trustee, United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee, and the Owner Participants named therein relating to the Restructuring of Valencia’s lease of the coal-handling facilities at the Springerville Generating Station. (Form S-4, Registration No. 33-52860 — Exhibit 10(f)(26)).

*10(a)(27)	—	Amendment, dated as of December 15, 1992, to the Lease Agreements, dated December 1, 1984, between Valencia, as Lessee, and United States Trust Company of New York, as Owner Trustee, and Thomas B. Zakrzewski, as Co-Trustee. (Form S-1, Registration No. 33-55732 — Exhibit 10(f)(27)).

*10(b)(1)	—	Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos Resources Inc. (San Carlos) (a wholly-owned subsidiary of the Registrant) jointly and severally, as Lessee, and Wilmington Trust Company, as Trustee, as amended and supplemented. (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 10(f)(1)).

*10(b)(2)	—	Tax Indemnity Agreements, dated as of December 1, 1985, between Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Finance Co., each as beneficiary under a separate trust agreement, dated as of December 1, 1985, with Wilmington Trust Company, as Owner Trustee, and William J. Wade, as Co-Trustee, and TEP and San Carlos, as Lessee. (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 10(f)(2)).

*10(b)(3)	—	Participation Agreement, dated as of December 1, 1985, among TEP and San Carlos as Lessee, Philip Morris Credit Corporation, IBM Credit Financing Corporation, and Emerson Finance Co. as Owner Participants, Wilmington Trust Company as Owner Trustee, The Sumitomo Bank, Limited, New York Branch, as Loan Participant, and Bankers Trust Company, as Indenture Trustee. (Form 10-K for the year ended December 31, 1985, File No. 1-5924 — Exhibit 10(f)(3)).

*10(b)(4)	—	Restructuring Commitment Agreement, dated as of June 30, 1992, among TEP and San Carlos, jointly and severally, as Lessee, Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding, William J. Wade, as Owner Trustee and Co-Trustee, respectively, The Sumitomo Bank, Limited, New York Branch, as Loan Participant and United States Trust Company of New York, as Indenture Trustee. (Form S-4, Registration No. 33-52860 — Exhibit 10(g)(4)).

*10(b)(5)	—	Lease Supplement No.1, dated December 31, 1985, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee Trustee and Co-Trustee, respectively (document filed relates to Philip Morris Credit Corporation; documents relating to IBM Credit Financing Corporation and Emerson Financing Co. are not filed but are substantially similar). (Form S-4, Registration No. 33-52860 — Exhibit 10(g)(5)).

*10(b)(6)	—	Amendment No. 1, dated as of December 15, 1992, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732 — Exhibit 10(g)(6)).

*10(b)(7)	—	Amendment No. 1, dated as of December 15, 1992, to Tax Indemnity Agreements, dated as of December 1, 1985, between Philip Morris Credit Corporation, IBM Credit Financing Corporation and Emerson Capital Funding Corp., as Owner Participants and TEP and San Carlos, jointly and severally, as Lessee. (Form S-1, Registration No. 33-55732 — Exhibit 10(g)(7)).

*10(b)(8)	—	Amendment No. 2, dated as of December 1, 1999, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Philip Morris Capital Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(8)).

*10(b)(9)	—	Amendment No. 2, dated as of December 1, 1999, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with IBM Credit Financing Corporation as Owner Participant. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(9)).

*10(b)(10)	—	Amendment No. 2, dated as of December 1, 1999, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Emerson Finance Co. as Owner Participant. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(10)).

*10(b)(11)	—	Amendment No. 2, dated as of December 1, 1999, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Philip Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(11)).

*10(b)(12)	—	Amendment No. 2, dated as of December 1, 1999, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and IBM Credit Financing Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(12)).

*10(b)(13)	—	Amendment No. 2, dated as of December 1, 1999, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Emerson Finance Co. as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-K for the year ended December 31, 1999, File No. 1-5924 — Exhibit 10(b)(13)).

*10(b)(14)	—	Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Philip Morris Capital Corporation as Owner Participant. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(a)).

*10(b)(15)	—	Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with IBM Credit, LLC as Owner Participant. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(b)).

*10(b)(16)	—	Amendment No. 3 dated as of June 1, 2003, to Lease Agreements, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, under a Trust Agreement with Emerson Finance Co. as Owner Participant. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(c)).

*10(b)(17)	—	Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Philip Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(d)).

*10(b)(18)	—	Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and IBM Credit, LLC as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(e)).

*10(b)(19)	—	Amendment No. 3 dated as of June 1, 2003, to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Emerson Finance Co. as Owner Participant, beneficiary under a Trust Agreement dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, together as Lessor. (Form 10-Q for the quarter ended June 30, 2003, File No. 1-5924 – Exhibit 10(f)).

*10(b)(20)	—	Amendment No. 4, dated as of June 1, 2006, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, under a Trust Agreement with Philip Morris Capital Corporation as Owner Participant. (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.1).

*10(b)(21)	—	Amendment No. 4, dated as of June 1, 2006, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, under a Trust Agreement with Selco Service Corporation as Owner Participant. (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.2).

*10(b)(22)	—	Amendment No. 4, dated as of June 1, 2006, to Lease Agreement, dated as of December 1, 1985, between TEP and San Carlos, jointly and severally, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, under a Trust Agreement with Emerson Finance LLC as Owner Participant. (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.3).

*10(b)(23)	—	Amendment No. 4, dated as of June 1, 2006 to Tax Indemnity Agreement, dated as of December 1, 1985, between TEP and San Carlos, as Lessee, and Philip Morris Capital Corporation as Owner Participant, beneficiary under a Trust Agreement, dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, together as Lessor. (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.4).

*10(b)(24)	—	Amendment No. 4, dated as of June 1, 2006 to Tax Indemnity Agreement , dated as of December 1, 1985, between TEP and San Carlos, as Lessee, and Selco Service Corporation as Owner Participant, beneficiary under a Trust Agreement, dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, together as Lessor. (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.5).

*10(b)(25)	—	Amendment No. 4, dated as of June 1, 2006 to Tax Indemnity Agreement , dated as of December 1, 1985, between TEP and San Carlos, as Lessee, and Emerson Finance LLC as Owner Participant, beneficiary under a Trust Agreement, dated as of December 1, 1985, with Wilmington Trust Company and William J. Wade, as Owner Trustee and Cotrustee, respectively, together as Lessor. (Form 8-K dated June 12, 2006, File No. 1-5924 – Exhibit 10.6).

*10(d)	—	Participation Agreement, dated as of June 30, 1992, among TEP, as Lessee, various parties thereto, as Owner, Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, and LaSalle National Bank, as Indenture Trustee relating to TEP’s lease of Springerville Unit 1. (Form S-1, Registration No. 33-55732 — Exhibit 10(u)).

*10(e)	—	Lease Agreement, dated as of December 15, 1992, between TEP, as Lessee, and Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-Trustee, respectively, as Lessor. (Form S-1, Registration No. 33-55732 — Exhibit 10(v)).

*10(f)	—	Tax Indemnity Agreements, dated as of December 15, 1992, between the various Owner Participants parties thereto and TEP, as Lessee. (Form S-1, Registration No. 33-55732 — Exhibit 10(w)).

+*10(h)	—	1994 Omnibus Stock and Incentive Plan of UniSource Energy. (Form S-8 dated January 6, 1998, File No. 333-43767).

+*10(i)	—	Management and Directors Deferred Compensation Plan of UniSource Energy. (Form S-8 dated January 6, 1998, File No. 333-43769).

+*10(j)	—	TEP Supplemental Retirement Account for Classified Employees. (Form S-8 dated May 21, 1998, File No. 333-53309).

+*10(k)	—	TEP Triple Investment Plan for Salaried Employees. (Form S-8 dated May 21, 1998, File No. 333-53333).

+*10(m)	—	Notice of Termination of Change in Control Agreement from TEP to Karen G. Kissinger, dated as of March 3, 2005 (including a schedule of other officers who received substantially identical notices). (Form 10-K for the year ended December 31, 2004, File No. 1-5924 – Exhibit 10(q)).

+*10(n)	—	Amended and Restated UniSource Energy 1994 Outside Director Stock Option Plan of UniSource Energy. (Form S-8 dated September 9, 2002, File No. 333-99317).

*10(o)	—	Asset Purchase Agreement dated as of October 29, 2002, by and between UniSource Energy and Citizens Communications Company relating to the Purchase of Citizens’ Electric Utility Business in the State of Arizona. (Form 8-K dated October 31, 2002, File No. 1-13739 — Exhibit 99-1).

+*10(p)	—	UniSource Energy 2006 Omnibus Stock and Incentive Plan. (Form S-8 dated January 31, 2007, File No. 333-140353).

+*10(q)	—	Stock Option Agreement between UniSource Energy and Raymond S. Heyman dated as of September 15, 2005 (Form 10-K for the year ended December 31, 2007, File No. 1-13739, Exhibit 10(r)).

+*10(r)	—	Management and Directors Deferred Compensation Plan II of UniSource Energy. (Form S-8 dated December 30, 2008, File No. 333-156491).

+*10(s)	—	Letter of Employment dated as of December 9, 2008, between UniSource Energy and Paul J. Bonavia. (Form 8-K dated December 15, 2008, File No. 1-13739).

+*10(t)	—	Amended and Restated Officer Change in Control Agreement, dated as of October 9, 2009, between TEP and Michael J. DeConcini (including a schedule of other officers who are covered by substantially identical agreements) (Form 8-K dated October 13, 2009, File No. 1-13739 – Exhibit 10(A)).

+*10(u)	—	Employment Agreement, dated May 4, 2009, between UniSource Energy and Paul J. Bonavia. (Form 10-Q for the quarter ended March 31, 2009, File No. 13739 – Exhibit 4).

+*10(v)	—	UniSource Energy Corporation 2011 Omnibus Stock and Incentive Plan. (Form 8-K dated May 10, 2011, File 1-13739 – Exhibit 10.1).

12(a)	—	Computation of Ratio of Earnings to Fixed Charges – UniSource Energy.

12(b)	—	Computation of Ratio of Earnings to Fixed Charges – TEP.

21	—	Subsidiaries of the Registrants.

23(a)	—	Consent of Independent Registered Public Accounting Firm – UniSource Energy.

23(b)	—	Consent of Independent Registered Public Accounting Firm – TEP.

24(a)	—	Power of Attorney – UniSource Energy.

24(b)	—	Power of Attorney – TEP.

31(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by Paul J. Bonavia.

31(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by Kevin P. Larson.

31(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Paul J. Bonavia.

31(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Kevin P. Larson.

**32	—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

#*101	—	The following materials from UniSource Energy’s and TEP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language):

(a)	UniSource Energy’s and TEP’s (i) Consolidated Statements of Income, (ii) Consolidated Statements of Cash Flows, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Capitalization, (v) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income; and

(b)	Notes to Consolidated Financial Statements.

#	These exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

(*)	Previously filed as indicated and incorporated herein by reference.

(+)	Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(b)(10)(iii) of Regulation S-K.

**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.