Form 10-Q
period 2012-03-31
TUCSON ELECTRIC POWER CO; UNISOURCE ENERGY CORP
filed 2012-04-30
CIK 100122, 941138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification Number
1-13739	UNISOURCE ENERGY CORPORATION (An Arizona Corporation) 88 E. Broadway Boulevard Tucson, AZ 85701 (520) 571-4000	86-0786732

1-5924	TUCSON ELECTRIC POWER COMPANY (An Arizona Corporation) 88 E. Broadway Boulevard Tucson, AZ 85701 (520) 571-4000	86-0062700

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
Non-accelerated Filer ☒_
Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UniSource Energy Corporation       Yes  ☐    No  ☒

Tucson Electric Power Company     Yes  ☐    No  ☒

As of April 18th, 2012, 40,260,270 shares of UniSource Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding. As of April 18th, 2012, Tucson Electric Power Company had 32,139,434 shares of common stock outstanding, no par value, all of which were held by UniSource Energy Corporation.

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

DEFINITIONS

The abbreviations and acronyms used in the 2012 first quarter report on Form 10-Q are defined below:

1992 Mortgage	TEP’s Indenture of Mortgage and Deed of trust, dated as of December 1, 1992, to the Bank of New York Mellon, successor trustee, as supplemented
2008 TEP Rate Order	A rate order issued by the ACC resulting in a new retail rate structure for TEP, effective December 1, 2008
2010 TEP Reimbursement Agreement ACC	Reimbursement Agreement, dated December 14, 2010, between TEP, as borrower, and a group of financial institutions Arizona Corporation Commission
AFUDC	Allowance for Funds Used During Construction
APS	Arizona Public Service Company
Base Rates	The portion of TEP’s and UNS Electric’s Retail Rates attributed to generation, transmission, distribution costs and customer charge; and UNS Gas’ delivery costs, and customer charge
BART BHP BMGS	Best Available Retrofit Technology BHP Minerals International, Inc. Black Mountain Generating Station
Btu	British thermal unit(s)
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in megawatts
CCRs Circuit Court Common Stock	Coal Combustion Residuals United States Court of Appeals UniSource Energy Corporation’s common stock, without par value
Company Convertible Senior Notes	UniSource Energy Corporation and its subsidiaries UniSource Energy Corporation’s 4.5% Convertible Senior Notes
Cooling Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures
DSM	Demand Side Management
EEIP Electric EE Standards Energy	Energy Efficiency Implementation Plan Electric Energy Efficiency Standards The amount of power produced over a given period of time measured in Megawatt-hours
EPA	Environmental Protection Agency
EPS FERC FIP	Earnings Per Share Federal Energy Regulatory Commission Federal Implementation Plan
Four Corners	Four Corners Generating Station
GAAP Gas EE Standards GBtu	Generally Accepted Accounting Principles Gas Energy Efficiency Standards Billion British thermal units
GWh Heating Degree Days	Gigawatt-hour(s) An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
Luna	Luna Generating Station
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UniSource Energy Corporation
MMBtu Mortgage Bonds	Million British thermal units Mortgage Bonds issued under the 1992 Mortgage
MW	Megawatt(s)
MWh	Megawatt-hour(s)
Navajo O&M NSP NTUA	Navajo Generating Station Operations and Maintenance Expense Negotiated Sales Program Navajo Tribal Utility Authority

NOx PGA	Nitrogen oxide Purchased Gas Adjuster, a Retail Rate mechanism designed to recover the cost of gas purchased for retail gas customers
PNM	Public Service Company of New Mexico
PNMR PPA PPFAC	PNM Resources, Incorporated. PNM’s parent company Power Purchase Agreement Purchased Power and Fuel Adjustment Clause
PSD RCRA RES	Prevention of Significant Deterioration Resource Conservation and Recovery Act Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility an opportunity to recover its reasonable operating and capital costs and earn a return on its utility plant in service
San Juan	San Juan Generating Station
SERP	Supplemental Executive Retirement Plan
SCR SES SJCC SMCRA SO2 Springerville

Selective Catalytic Reduction

Southwest Energy Solutions, a wholly-owned subsidiary of Millennium

San Juan Coal Company

Surface Mine Control and Reclamation Act

Sulfur dioxide

Springerville Generating Station

Springerville Common Facilities	Facilities at Springerville used in common by all four Springerville units
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities
Springerville Unit 1	Unit 1 of the Springerville Generating Station
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities
Springerville Unit 2	Unit 2 of the Springerville Generating Station
Springerville Unit 3	Unit 3 of the Springerville Generating Station
Springerville Unit 4	Unit 4 of the Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Staff Accounting Bulletin 108	Staff Accounting Bulletin No. 108 (ASC 250-10), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements
Sundt	H. Wilson Sundt Generating Station
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UniSource Energy Corporation
TEP Credit Agreement	Second Amended and Restated Credit Agreement between TEP and a syndicate of banks, dated as of November 9, 2010 (as amended)
TEP Letter of Credit Facility	Letter of credit facility under the TEP Credit Agreement
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement
Therm	A unit of heating value equivalent to 100,000 Btus
Tri-State	Tri-State Generation and Transmission Association, Inc.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UniSource Energy Corporation
UES	UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies UNS Gas and UNS Electric
UniSource Credit Agreement	Second Amended and Restated Credit Agreement between UniSource Energy Corporation and a syndicate of banks, dated as of November 9, 2010 (as amended)
UniSource Energy	UniSource Energy Corporation
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES
UNS Gas/UNS Electric Revolver

Revolving credit facility under the Second Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, UES as guarantor, and a syndicate of banks, dated as of November 9, 2010 (as amended)

v

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

UniSource Energy Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of UniSource Energy Corporation and its subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2012 and 2011, the condensed consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2012 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of income, of cash flows, of capitalization, and of changes in stockholders’ equity and comprehensive income for the year then ended (not presented herein), and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Phoenix, Arizona
April 30, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Tucson Electric Power Company:

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of income (loss) for the three-month periods ended March 31, 2012 and 2011, the condensed consolidated statements of comprehensive income (loss) for the three-month periods ended March 31, 2012 and 2011, the condensed consolidated statement of changes in stockholder’s equity for the three-month period ended March 31, 2012, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of income, of cash flows, of capitalization, and of changes in stockholder’s equity and comprehensive income for the year then ended (not present herein), and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Phoenix, Arizona
April 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNISOURCE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	-Thousands of Dollars-
	(Except Per Share Amounts)
Operating Revenues
Electric Retail Sales	$205,431	$217,215
Electric Wholesale Sales	37,104	40,914
Gas Retail Sales	50,209	57,189
Other Revenues	26,130	29,448

Total Operating Revenues	318,874	344,766

Operating Expenses
Fuel	70,735	71,191
Purchased Energy	63,276	78,274
Transmission	2,826	2,502
Decrease to Reflect PPFAC/PGA Recovery Treatment	(2,561)	(5,388)

Total Fuel and Purchased Energy	134,276	146,579
Other Operations and Maintenance	94,317	101,056
Depreciation	34,984	32,790
Amortization	8,664	7,377
Taxes Other Than Income Taxes	12,238	12,144

Total Operating Expenses	284,479	299,946

Operating Income	34,395	44,820

Other Income (Deductions)
Interest Income	258	994
Other Income	3,095	2,856
Other Expense	(458)	(629)

Total Other Income (Deductions)	2,895	3,221

Interest Expense
Long-Term Debt	19,135	18,092
Capital Leases	8,296	9,929
Other Interest Expense, Net of Interest Capitalized	175	(920)

Total Interest Expense	27,606	27,101

Income Before Income Taxes	9,684	20,940
Income Tax Expense	3,208	7,468

Net Income	$6,476	$13,472

Weighted-Average Shares of Common Stock Outstanding (000)

Basic	38,031	36,789

Diluted	38,321	41,401

Earnings Per Share
Basic	$0.17	$0.37

Diluted	$0.17	$0.35

Dividends Declared Per Share	$0.43	$0.42

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	-Thousands of Dollars-
Comprehensive Income
Net Income	$6,476	$13,472

Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Cash Flow Hedges, net of $550, and $(232) income taxes	(839)	179

Reclassification of Realized Losses on Cash Flow Hedges to Net Income, net of $(544), and $(105) income taxes	831	161

Supplemental Executive Retirement Plan (SERP) Benefit Adjustments, net of $19, and $0 income taxes	108	126

Total Other Comprehensive Income, Net of Income Taxes	100	466

Total Comprehensive Income	$6,576	$13,938

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$240,164	$252,545
Cash Receipts from Electric Wholesale Sales	43,034	45,973
Cash Receipts from Gas Retail Sales	62,064	67,327
Cash Receipts from Operating Springerville Units 3 & 4	25,169	26,345
Interest Received	1,528	3,653
Performance Deposits Received	—	4,700
Other Cash Receipts	6,841	6,317
Fuel Costs Paid	(77,309)	(54,320)
Purchased Energy Costs Paid	(72,353)	(81,712)
Payment of Other Operations and Maintenance Costs	(70,427)	(76,626)
Wages Paid, Net of Amounts Capitalized	(38,016)	(36,042)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(31,952)	(31,593)
Interest Paid, Net of Amounts Capitalized	(20,490)	(21,829)
Capital Lease Interest Paid	(19,369)	(22,721)
Performance Deposits Paid	—	(3,340)
Other Cash Payments	(2,314)	(1,838)

Net Cash Flows — Operating Activities	46,570	76,839

Cash Flows from Investing Activities
Return of Investments in Springerville Lease Debt	19,278	38,353
Insurance Proceeds for Replacement Assets	2,875	—
Other Cash Receipts	4,047	2,468
Capital Expenditures	(78,931)	(88,611)
Other Cash Payments	(2,223)	(2,136)

Net Cash Flows — Investing Activities	(54,954)	(49,926)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	198,000	101,000
Proceeds from Issuance of Long-Term Debt	—	11,080
Other Cash Receipts	1,463	2,435
Repayments of Borrowings Under Revolving Credit Facilities	(92,000)	(54,000)
Payments of Capital Lease Obligations	(73,993)	(62,463)
Common Stock Dividends Paid	(16,322)	(15,406)
Repayments of Long-Term Debt	(8,448)	(1,064)
Other Cash Payments	(1,603)	(447)

Net Cash Flows — Financing Activities	7,097	(18,865)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,287)	8,048
Cash and Cash Equivalents, Beginning of Year	76,390	67,599

Cash and Cash Equivalents, End of Period	$75,103	$75,647

See Note 11 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
	-Thousands of Dollars-
ASSETS
Utility Plant
Plant in Service	$4,877,759	$4,856,108
Utility Plant Under Capital Leases	582,669	582,669
Construction Work in Progress	113,306	89,749

Total Utility Plant	5,573,734	5,528,526
Less Accumulated Depreciation and Amortization	(1,888,516)	(1,869,300)
Less Accumulated Amortization of Capital Lease Assets	(481,325)	(476,963)

Total Utility Plant — Net	3,203,893	3,182,263

Investments and Other Property
Investments in Lease Debt and Equity	36,447	65,829
Other	34,987	34,205

Total Investments and Other Property	71,434	100,034

Current Assets
Cash and Cash Equivalents	75,103	76,390
Accounts Receivable — Customer	77,365	94,585
Unbilled Accounts Receivable	40,834	51,464
Allowance for Doubtful Accounts	(5,722)	(5,572)
Fuel Inventory	44,178	33,263
Materials and Supplies	84,454	82,649
Derivative Instruments	12,311	11,966
Regulatory Assets — Current	116,509	97,056
Deferred Income Taxes — Current	21,721	23,158
Investments in Lease Debt	9,831	—
Other	31,174	32,577

Total Current Assets	507,758	497,536

Regulatory and Other Assets
Regulatory Assets — Noncurrent	166,111	173,199
Other Assets	32,680	32,199

Total Regulatory and Other Assets	198,791	205,398

Total Assets	$3,981,876	$3,985,231

See Notes to Condensed Consolidated Financial Statements.

(Continued)

UNISOURCE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
	-Thousands of Dollars-
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$954,038	$888,474
Capital Lease Obligations	275,198	352,720
Long-Term Debt	1,446,720	1,517,373

Total Capitalization	2,675,956	2,758,567

Current Liabilities
Current Obligations Under Capital Leases	86,051	77,482
Borrowing Under Revolving Credit Facilities	105,000	10,000
Accounts Payable — Trade	79,050	109,759
Interest Accrued	20,072	38,302
Accrued Taxes Other than Income Taxes	52,006	41,997
Accrued Employee Expenses	18,369	24,917
Customer Deposits	32,710	32,485
Regulatory Liabilities — Current	43,843	41,911
Derivative Instruments	45,131	36,467
Other	5,686	5,151

Total Current Liabilities	487,918	418,471

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	299,927	300,326
Regulatory Liabilities — Noncurrent	243,915	234,945
Derivative Instruments	20,741	20,403
Pension and Other Postretirement Benefits	140,433	139,356
Other	112,986	113,163

Total Deferred Credits and Other Liabilities	818,002	808,193

Commitments, Contingencies, and Proposed Environmental Matters (Note 6)
Total Capitalization and Other Liabilities	$3,981,876	$3,985,231

See Notes to Condensed Consolidated Financial Statements.

(Concluded)

UNISOURCE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders’
	Outstanding*	Stock	Earnings	Loss	Equity
	(Unaudited)
	-Thousands of Dollars-
Balances at December 31, 2011	36,918	$725,903	$172,655	$(10,084)	$888,474

Comprehensive Income

2012 Year-to-Date Net Income			6,476		6,476
Other Comprehensive Income, net of $25 income taxes				100	100

Total Comprehensive Income					6,576

Dividends, Including Non-Cash Dividend Equivalents			(16,406)		(16,406)
Shares Issued on Conversion of Notes and Related Tax Effect	2,117	74,448			74,448
Shares Issued for Stock Options	12	227			227
Shares Issued Under Performance Share Awards	31
Other		719			719

Balances at March 31, 2012	39,078	$801,297	$162,725	$(9,984)	$954,038

*	UniSource Energy has 75 million authorized shares of Common Stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	-Thousands of Dollars-
Operating Revenues
Electric Retail Sales	$166,331	$173,702
Electric Wholesale Sales	29,766	35,256
Other Revenues	27,881	30,630

Total Operating Revenues	223,978	239,588

Operating Expenses
Fuel	69,974	70,369
Purchased Power	13,626	17,236
Transmission	963	695
Decrease to Reflect PPFAC Recovery Treatment	(7,686)	(8,937)

Total Fuel and Purchased Energy	76,877	79,363
Other Operations and Maintenance	82,466	88,492
Depreciation	27,467	25,733
Amortization	9,591	8,304
Taxes Other Than Income Taxes	9,685	9,904

Total Operating Expenses	206,086	211,796

Operating Income	17,892	27,792

Other Income (Deductions)
Interest Income	26	734
Other Income	2,461	1,372
Other Expense	(1,487)	(1,230)

Total Other Income (Deductions)	1,000	876

Interest Expense
Long-Term Debt	13,916	12,255
Capital Leases	8,296	9,929
Other Interest Expense, Net of Interest Capitalized	110	(747)

Total Interest Expense	22,322	21,437

Income (Loss) Before Income Taxes	(3,430)	7,231
Income Tax Expense (Benefit)	(1,969)	2,527

Net Income (Loss)	$(1,461)	$4,704

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	-Thousands of Dollars-
Comprehensive Income (Loss)
Net Income (Loss)	$(1,461)	$4,704

Other Comprehensive Income (Loss)

Unrealized Gain (Loss) on Cash Flow Hedges, net of $503, and $(232) income taxes	(768)	179

Reclassification of Realized Losses on Cash Flow Hedges to Net Income, net of $(528), and $(105) income taxes	806	161

Supplemental Executive Retirement Plan (SERP) Benefit Adjustments, net of $19, and $0 income taxes	108	126

Total Other Comprehensive Income, Net of Income Taxes	146	466

Total Comprehensive Income (Loss)	$(1,315)	$5,170

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$194,772	$202,718
Cash Receipts from Electric Wholesale Sales	36,069	40,583
Cash Receipts from Operating Springerville Units 3 & 4	25,169	26,345
Reimbursement of Affiliate Charges	6,988	5,608
Interest Received	1,523	3,629
Other Cash Receipts	4,719	5,675
Fuel Costs Paid	(77,013)	(54,475)
Payment of Other Operations and Maintenance Costs	(69,497)	(74,687)
Wages Paid, Net of Amounts Capitalized	(31,728)	(30,215)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(22,299)	(21,387)
Capital Lease Interest Paid	(19,369)	(22,721)
Purchased Power Costs Paid	(13,019)	(13,607)
Interest Paid, Net of Amounts Capitalized	(11,118)	(11,515)
Other Cash Payments	(3,646)	(2,788)

Net Cash Flows — Operating Activities	21,551	53,163

Cash Flows from Investing Activities
Return of Investments in Springerville Lease Debt	19,278	38,353
Insurance Proceeds for Replacement Assets	2,875	—
Other Cash Receipts	3,451	1,958
Capital Expenditures	(66,845)	(65,747)
Other Cash Payments	(1,901)	(1,590)

Net Cash Flows — Investing Activities	(43,142)	(27,026)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facility	120,000	75,000
Proceeds from Issuance of Long-Term Debt	—	11,080
Other Cash Receipts	377	706
Payments of Capital Lease Obligations	(73,993)	(62,435)
Repayments of Borrowings Under Revolving Credit Facility	(25,000)	(50,000)
Repayments of Long-Term Debt	(6,535)	—
Other Cash Payments	(1,504)	(292)

Net Cash Flows — Financing Activities	13,345	(25,941)

Net Increase (Decrease) in Cash and Cash Equivalents	(8,246)	196
Cash and Cash Equivalents, Beginning of Year	27,718	19,983

Cash and Cash Equivalents, End of Period	$19,472	$20,179

See Note 11 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
	-Thousands of Dollars-
ASSETS
Utility Plant
Plant in Service	$4,239,444	$4,222,236
Utility Plant Under Capital Leases	582,669	582,669
Construction Work in Progress	94,539	76,517

Total Utility Plant	4,916,652	4,881,422
Less Accumulated Depreciation and Amortization	(1,768,412)	(1,753,807)
Less Accumulated Amortization of Capital Lease Assets	(481,325)	(476,963)

Total Utility Plant — Net	2,666,915	2,650,652

Investments and Other Property
Investments in Lease Debt and Equity	36,447	65,829
Other	33,078	32,313

Total Investments and Other Property	69,525	98,142

Current Assets
Cash and Cash Equivalents	19,472	27,718
Accounts Receivable — Customer	56,985	71,435
Unbilled Accounts Receivable	28,479	32,386
Allowance for Doubtful Accounts	(3,799)	(3,766)
Accounts Receivable — Due from Affiliates	2,697	4,049
Fuel Inventory	43,895	32,981
Materials and Supplies	72,495	70,749
Regulatory Assets — Current	90,594	71,747
Deferred Income Taxes — Current	21,018	21,678
Investments in Lease Debt	9,831	—
Other	14,956	15,192

Total Current Assets	356,623	344,169

Regulatory and Other Assets
Regulatory Assets — Noncurrent	150,885	157,386
Other Assets	25,884	25,135

Total Regulatory and Other Assets	176,769	182,521

Total Assets	$3,269,832	$3,275,484

See Notes to Condensed Consolidated Financial Statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
	-Thousands of Dollars-
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$823,628	$824,943
Capital Lease Obligations	275,198	352,720
Long-Term Debt	1,073,858	1,080,373

Total Capitalization	2,172,684	2,258,036

Current Liabilities
Current Obligations Under Capital Leases	86,051	77,482
Borrowing Under Revolving Credit Facility	105,000	10,000
Accounts Payable — Trade	60,318	84,508
Accounts Payable — Due to Affiliates	3,540	4,827
Interest Accrued	17,834	30,877
Accrued Taxes Other than Income Taxes	40,140	32,155
Accrued Employee Expenses	15,684	21,356
Customer Deposits	23,674	23,743
Derivative Instruments	14,832	9,040
Regulatory Liabilities — Current	22,077	23,702
Other	4,792	4,524

Total Current Liabilities	393,942	322,214

Deferred Credits and Other Liabilities
Deferred Income Taxes — Noncurrent	261,651	263,225
Regulatory Liabilities — Noncurrent	208,446	200,599
Derivative Instruments	14,336	14,142
Pension and Other Postretirement Benefits	131,687	130,660
Other	87,086	86,608

Total Deferred Credits and Other Liabilities	703,206	695,234

Commitments, Contingencies, and Proposed Environmental Matters (Note 6)
Total Capitalization and Other Liabilities	$3,269,832	$3,275,484

See Notes to Condensed Consolidated Financial Statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder’s
	Stock	Expense	Deficit	Loss	Equity
	(Unaudited)
	-Thousands of Dollars-
Balances at December 31, 2011	$888,971	$(6,357)	$(47,627)	$(10,044)	$824,943

Comprehensive Income (Loss)

2012 Year-to-Date Net Loss			(1,461)		(1,461)
Other Comprehensive Income, net of $(6) income taxes				146	146

Total Comprehensive Loss					(1,315)

Balances at March 31, 2012	$888,971	$(6,357)	$(49,088)	$(9,898)	$823,628

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

TEP is a regulated public utility and UniSource Energy’s largest operating subsidiary, representing approximately 82% of UniSource Energy’s total assets as of March 31, 2012. TEP generates, transmits and distributes electricity to approximately 405,000 retail electric customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western U.S. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State) and Springerville Unit 4 on behalf of Salt River Project Agricultural Improvement and Power District (SRP).

UES holds the common stock of two regulated public utilities, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UNS Gas is a regulated gas distribution company, which services approximately 148,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in northern Arizona, as well as in Santa Cruz County in southern Arizona. UNS Electric is a regulated public utility, which generates, transmits and distributes electricity to approximately 92,000 retail customers in Mohave and Santa Cruz counties. In July 2011, UNS Electric purchased Black Mountain Generating Station (BMGS) from UED. This transaction did not impact UniSource Energy’s consolidated financial statements.

UED currently has no significant remaining assets.

Millennium’s investments in unregulated businesses represent less than 1% of UniSource Energy’s assets as of March 31, 2012.

References to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.

The accompanying quarterly financial statements of UniSource Energy and TEP are unaudited but reflect all normal recurring accruals and other adjustments which we believe are necessary for a fair presentation of the results for the interim periods presented. These financial statements are presented in accordance with the Securities and Exchange Commission’s interim reporting requirements which do not include all the disclosures required by generally accepted accounting principles (GAAP) in the United States of America for audited annual financial statements. UniSource Energy and TEP reclassified certain amounts in the financial statements to conform to current year presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This quarterly report should be reviewed in conjunction with UniSource Energy’s and TEP’s 2011 Annual Report on Form 10-K.

Because weather and other factors cause seasonal fluctuations in sales of TEP, UNS Gas, and UNS Electric, quarterly results are not indicative of annual operating results.

REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In 2011, we identified errors related to amounts recorded as owed to or payable by TEP for electricity deliveries settled in-kind or to be settled in-kind during prior years under our transmission, interconnection and certain joint operating agreements. Separately, in 2011, we identified errors in the calculation of income tax expense, in prior years, arising from not treating a portion of the Allowance for Funds Used During Construction, as a permanent book to tax difference.

We assessed the materiality of these errors on prior period financial statements and concluded they were not material to any prior annual or interim periods, but the cumulative impact, if recognized in 2011, would have been material to the results in 2011. As a result, in accordance with Staff Accounting Bulletin 108, we revised our prior period financial statements to correct these errors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

The revision and reclassifications impacted statements of income and balance sheets as shown in the tables below:

	UniSource Energy		TEP
	Three Months Ended March 31, 2011
	As Reported	As Revised	As Reported	As Revised
	-Thousands of Dollars- (Except Per Share Amounts)
Income Statement
Electric Wholesale Sales	$40,781	$40,914	$35,122	$35,256
Fuel	72,137	71,191	71,315	70,369
Purchased Energy	77,640	78,274	16,601	17,236
Decrease to Reflect PPFAC/PGA Recovery Treatment	(5,793)	(5,388)	(9,342)	(8,937)
Income Tax Expense	3,909	7,468	208	2,527
Net Income	16,992	13,472	6,983	4,704
Basic EPS	0.46	0.37	N/A	N/A
Diluted EPS	0.44	0.35	N/A	N/A

Balance Sheet
Deferred Income Taxes—Current	35,210	30,989	36,205	31,985
Accounts Receivable—Customer	73,350	88,050	53,560	68,259
Regulatory Assets—Noncurrent	191,238	186,812	180,723	176,296
Common Stock Equity	824,127	830,577	708,604	715,054
Accounts Payable—Trade	97,260	96,862	71,276	70,879

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued authoritative guidance that eliminated the option to report other comprehensive income in the statement of changes in equity. Rather, an entity must elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. Effective in the first quarter of 2012, we elected to include separate statements of comprehensive income (loss) with our financial statements.

We implemented accounting guidance in the first quarter of 2012 which enhances our disclosures regarding unobservable inputs in calculating the fair market value of certain assets and liabilities. The guidance requires additional quantitative and qualitative analysis of inputs when we use significant unobservable inputs to measure the fair value of our derivatives and financial instruments. See Note 9.

NOTE 2. REGULATORY MATTERS

RATES AND REGULATION

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

UNS GAS RATE CASE

In April 2011, UNS Gas filed a general rate case (on a cost-of-service basis) with the ACC requesting a Base Rate increase of 3.8% to cover a revenue deficiency of $5.6 million.

In April 2012, the ACC approved a Base Rate increase of $2.7 million as well as a mechanism to enable UNS Gas to recover lost fixed-cost revenues as a result of implementing the ACC’s Gas Energy Efficiency Standards. No accounting adjustment is anticipated as a result of the approval. The new rates will be effective on May 1, 2012.

COST RECOVERY MECHANISMS

TEP Purchased Power and Fuel Adjustment Clause

In March 2012, the ACC approved a 0.77 cents per Kilowatt-hour (kWh) Purchased Power and Fuel Adjustment Clause (PPFAC) rate, effective April 2012. The PPFAC rate for the prior 12-month period was 0.53 cents per kWh. As a result of the new PPFAC rate, in the first quarter of 2012 TEP moved the entire $15 million of under-collected costs from Regulatory Assets — Noncurrent to Regulatory Assets — Current. At March 31, 2012, TEP had under-collected fuel and purchased power costs on a billed-to-customers basis of $57 million, an increase of $8 million from December 31, 2011.

UNS Gas Purchased Gas Adjustor

In April 2012, the ACC approved a Purchased Gas Adjustor (PGA) temporary credit of 4.5 cents per therm, effective May 2012 through April 2014. At March 31, 2012, the PGA bank balance was over-collected by $14 million on a billed-to-customers basis.

ELECTRIC ENERGY EFFICIENCY STANDARDS

In January 2012, TEP filed a modification to its proposed 2011-2012 Energy Efficiency Implementation Plan (EEIP) with the ACC. The modification includes a request for an increase in the performance incentive in order for TEP to meet the Electric Energy Efficiency Standards targets for 2012 and for 2013. TEP proposed annual performance incentives range from $6 million to $8 million each year for 2012 and 2013. In March 2012, the ACC voted to send this matter to a hearing in order to gather more information. An ACC administrative law judge is expected to issue a procedural order for this matter. TEP cannot predict when the ACC will issue a final ruling on the EEIP.

NOTE 3. BUSINESS SEGMENTS

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

We accounted for UNS Electric’s purchase of BMGS in accordance with accounting rules related to the transfer of a business held under common control. For the three months ended March 31, 2011, UNS Electric’s net income increased by $1 million; the increase was offset by reconciling adjustments. The transaction had no impact on UniSource Energy’s consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments
	TEP	UNS Gas	UNS Electric	Other	Reconciling Adjustments	UniSource Energy Consolidated
	-Millions of Dollars-
Income Statement
Three Months Ended March 31, 2012:
Operating Revenues — External	$220	$52	$48	$(1)	$—	$319
Operating Revenues — Intersegment(1)	4	1	—	4	(9)	—
Income (Loss) Before Income Taxes	(3)	9	5	(1)	—	10
Net Income (Loss)	(1)	5	3	(1)	—	6

Three Months Ended March 31, 2011:
Operating Revenues — External	$236	$59	$50	$—	$—	$345
Operating Revenues — Intersegment(1)	4	—	1	7	(12)	—
Income Before Income Taxes	7	10	6	2	(4)	21
Net Income (Loss)	5	6	4	(1)	(1)	13

(1)

TEP includes in Operating Revenues — Intersegment: control area services provided to UNS Electric based on a FERC-approved tariff; common costs (systems, facilities, etc.) allocated to affiliates on a cost-causative basis; and sales of power to UNS Electric at Dow Jones Four Corners Daily Index prices.

NOTE 4. DEBT AND CREDIT FACILITIES

We summarized below the significant changes to our debt from those reported in our 2011 Annual Report on Form 10-K.

UNISOURCE ENERGY DEBT- CONVERTIBLE SENIOR NOTES

In 2005, UniSource Energy issued $150 million of 4.50% Convertible Senior Notes (Convertible Senior Notes) due in 2035. UniSource Energy has the option to redeem the Convertible Senior Notes, in whole or in part, for cash at par plus accrued interest. Investors may require UniSource Energy to repurchase the Convertible Senior Notes, in whole or in part, for cash at par plus accrued interest on March 1 of 2015, 2020, 2025, and 2030, and upon the occurrence of certain fundamental changes, such as a change in control. Each $1,000 of Convertible Senior Notes can be converted into 29.001 shares of UniSource Energy Common Stock (Common Stock) at any time, which is equivalent to a conversion price of approximately $34.48 per share of Common Stock. The conversion rate is subject to adjustments including an adjustment to reduce the conversion price upon the payment of quarterly dividends in excess of $0.19 per share.

In December 2011 and March 2012, UniSource Energy issued two separate notices of partial redemption of the Convertible Senior Notes by calling a combined $75 million of the $150 million outstanding. Holders of the called Convertible Senior Notes had the option of converting their interests to Common Stock or redeeming the Convertible Senior Notes at par plus accrued interest. The notes were convertible into shares of Common Stock at a conversion rate applicable at the time of each notice. During the first three months of 2012, holders of approximately $73 million of the Convertible Senior Notes selected for redemption converted their interests into approximately 2.1 million shares of Common Stock. The remaining $2 million was redeemed for cash. In addition, some holders voluntarily converted their interests into approximately four thousand shares of Common Stock. As of March 31, 2012, there were approximately $75 million of Convertible Senior Notes outstanding.

In April 2012, UniSource Energy issued a third notice of partial redemption of the Convertible Senior Notes by calling $40 million of the $75 million that was outstanding as of March 31, 2012. Holders of approximately $39 million of the Convertible Senior Notes selected for redemption converted their interests into approximately 1.1 million shares of Common Stock. The remaining $1 million was redeemed for cash. As of April 18, 2012, there were approximately $35 million of Convertible Senior Notes outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

UNISOURCE ENERGY CREDIT AGREEMENT

UniSource Energy had $68 million in outstanding borrowings at March 31, 2012, and $57 million in outstanding borrowings at December 31, 2011, under its revolving credit facility. We have included the revolver borrowings in Long-Term Debt on the balance sheet as UniSource Energy has the ability and the intent to have outstanding borrowings for the next twelve months.

TAX-EXEMPT BONDS

In March 2012, an industrial development authority issued $177 million of unsecured tax-exempt pollution control bonds on behalf of TEP. The bonds bear interest at a fixed rate of 4.5%, mature in March 2030, and may be redeemed at par on or after March 1, 2022. The proceeds from the sale of the bonds together with $8 million provided by TEP, including $1 million for accrued interest, were deposited with a trustee to retire $184 million of unsecured tax-exempt bonds with interest rates of 5.85% and 5.875%, and maturity dates ranging from 2026 to 2033. Since TEP’s obligations on the $184 million of debt were considered legally extinguished as of March 31, 2012, TEP retired $184 million from its balance sheet. TEP’s $8 million payment to the trustee was the only cash flow activity since proceeds from the bonds were not received or disbursed by TEP.

TEP capitalized approximately $2 million in costs related to the issuance of the bonds and will amortize the costs to Interest Expense — Long-Term Debt through March 2030, the term of the bonds.

TEP CREDIT AGREEMENT

TEP had $105 million in borrowings outstanding and $1 million in letters of credit issued under its revolving credit facility at March 31, 2012. At December 31, 2011, TEP had $10 million in borrowings and $1 million outstanding in letters of credit under its revolving credit facility. TEP included the revolver borrowings in Current Liabilities on the balance sheets. The outstanding letters of credit are off-balance sheet obligations of TEP.

UNS GAS/UNS ELECTRIC CREDIT AGREEMENT

UNS Electric had $4 million and $6 million in outstanding letters of credit under the UNS Gas/UNS Electric Credit Agreement, which are not shown on the balance sheet, as of March 31, 2012 and December 31, 2011.

COVENANT COMPLIANCE

As of March 31, 2012, UniSource Energy and its subsidiaries were in compliance with the terms of their respective loan and credit agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

NOTE 5. INCOME TAXES

The differences between the income tax expense and the amount obtained by multiplying pre-tax income by the U.S. statutory federal income tax rate of 35% are as follows:

	UniSource Energy		TEP
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	-Millions of Dollars-
Federal Income Tax Expense/(Benefit) at Statutory Rate	$3	$7	$(1)	$3
State Income Tax Expense, Net of Federal Deduction	1	1	—	1
Cash Surrender Value of Life Insurance	(1)	(1)	(1)	(1)

Total Federal and State Income Tax Expense/(Benefit)	$3	$7	$(2)	$3

The Internal Revenue Service completed its audit of the 2008 tax return in March 2012 with no change to the balance of unrecognized tax benefits.

NOTE 6. COMMITMENTS, CONTINGENCIES, AND PROPOSED ENVIRONMENTAL MATTERS

In addition to those reported in our 2011 Annual Report on Form 10-K, we entered into the following new long-term commitments.

TEP COMMITMENTS

TEP entered into new forward purchase power commitments that will settle in June 2013 through September 2013 at fixed prices per MWh. TEP’s minimum payment obligation for these purchases is $4 million.

In February 2012, TEP entered into a long-term agreement for information technology services. TEP is obligated to pay $2 million per year over the next three years.

UNS GAS COMMITMENTS

UNS Gas entered into new forward fuel commitments that will settle in April 2012 through March 2015. Some of these contracts are at a fixed price per MMBtu and others are indexed to natural gas prices. Based on projected market prices as of March 31, 2012, UNS Gas’ estimated minimum payment obligation for these purchases is $2 million in each of 2012, 2013, and 2014 and $1 million in 2015.

UNS ELECTRIC COMMITMENTS

UNS Electric entered into new forward purchase power commitments that will settle at fixed prices per MWh from January 2014 through December 2014. UNS Electric’s minimum payment obligation for these purchases is $8 million.

TEP CONTINGENCIES

San Juan Mine Fire

In September 2011, a fire at the underground mine that provides coal to the San Juan Generating Station (San Juan) caused mining operations to shut down. The mine operator informed San Juan participants that mine operations are expected to be back in full production by the end of May 2012. TEP owns approximately 20% of San Juan, which is operated by Public Service Company of New Mexico (PNM).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

Based on information TEP has received to date, TEP does not expect the mine fire to have a material effect on our financial condition, results of operations, or cash flows due to the current inventory of previously mined coal and the current low market price of wholesale power. TEP expects that any incremental fuel and purchased power costs would be recoverable from customers through the PPFAC, subject to ACC approval.

Claim Related to San Juan

San Juan Coal Company (SJCC) operates an underground coal mine in an area where certain gas producers have oil and gas leases with the federal government, the State of New Mexico and private parties. These gas producers allege that SJCC’s underground coal mine interferes with their operations, reducing the amount of natural gas they can recover. SJCC has compensated certain gas producers for any remaining production from wells deemed close enough to the mine to warrant plugging and abandoning them. These settlements, however, do not resolve all potential claims by gas producers in the area. TEP cannot estimate the impact of any future claims by these gas producers on the cost of coal at San Juan.

Claims Related to Four Corners Generating Station

In October 2011, EarthJustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against Arizona Public Service Company (APS) and the other Four Corners Generating Station (Four Corners) participants alleging violations of the Prevention of Significant Deterioration (PSD) provisions of the Clean Air Act at Four Corners. In January 2012, EarthJustice amended their complaint alleging violations of New Source Performance Standards resulting from equipment replacements at Four Corners. Among other things, the plaintiffs seek to have the court issue an order to cease operations at Four Corners until any required PSD permits are issued and order the payment of civil penalties, including a beneficial mitigation project.

TEP owns 7% of Four Corners Units 4 and 5 and is liable for its share of any resulting liabilities.

TEP cannot predict the final outcome of the claims relating to Four Corners, and, due to the general and non-specific nature of the claims and the indeterminate scope and nature of the injunctive relief sought for this claim, TEP cannot determine estimates of the range of loss at this time. TEP accrued estimated losses of less than $1 million in 2011 for this claim.

Mine Closure Reclamation at Generating Stations Not Operated by TEP

TEP pays ongoing reclamation costs related to coal mines that supply generating stations in which TEP has an ownership interest but does not operate. TEP is liable for a portion of final reclamation costs upon closure of the mines servicing Navajo Generating Station (Navajo), San Juan, and Four Corners. TEP’s share of reclamation costs is expected to be $27 million upon expiration of the coal supply agreements, which expire between 2016 and 2019. The reclamation liability recorded at March 31, 2012, was $14 million and at December 31, 2011, was $13 million.

Amounts recorded for final reclamation are subject to various assumptions, such as estimations of reclamation costs, the dates when final reclamation will occur, and the credit-adjusted risk-free interest rate to be used to discount future liabilities. As these assumptions change, TEP will prospectively adjust the expense amounts for final reclamation over the remaining coal supply agreements’ terms. TEP does not believe that recognition of its final reclamation obligations will be material to TEP in any single year because recognition will occur over the remaining terms of its coal supply agreements.

TEP’s PPFAC allows us to pass through most fuel costs (including final reclamation costs) to customers. Therefore, TEP classifies these costs as a regulatory asset by increasing the regulatory asset and the reclamation liability over the remaining life of the coal supply agreements on an accrual basis and recovering the regulatory asset through the PPFAC as final mine reclamation costs are paid to the coal suppliers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

Tucson to Nogales Transmission Line

TEP and UNS Electric are parties to a project development agreement for the joint construction of an approximately 60-mile transmission line from Tucson, Arizona to Nogales, Arizona. UNS Electric’s participation in this project was initiated in response to an order by the ACC to improve the reliability of electric service in Nogales. That order was issued before UniSource Energy purchased the electric system in Nogales and surrounding Santa Cruz County in August 2003.

In 2002, the ACC authorized construction of the proposed 345-kV line along a route identified as the Western Corridor subject to a number of conditions, including the issuance of all required permits from state and federal agencies. The U.S. Forest Service subsequently expressed its preference for a different route in its final Environmental Impact Statement for the project. TEP and UNS Electric are considering options for the project. If a decision is made to pursue an alternative route, approvals will be needed from the ACC, the Department of Energy, U.S. Forest Service, Bureau of Land Management, and the International Boundary and Water Commission. As of March 31, 2012 and December 31, 2011, TEP had capitalized $11 million related to the project, including $2 million to secure land and land rights. If TEP does not receive the required approvals or abandons the project, TEP believes cost recovery is probable for prudent and reasonably incurred costs related to the project as a consequence of the ACC’s requirement for a second transmission line serving the Nogales area.

Resolution of Contingency

In April 2010, the Sierra Club filed a citizens’ suit under the Resource Conservation and Recovery Act (RCRA) and the Surface Mine Control and Reclamation Act (SMCRA) in the U.S. District Court for the District of New Mexico against PNM, as operator of San Juan; PNM’s parent PNM Resources, Inc. (PNMR); SJCC; and SJCC’s parent BHP Minerals International Inc. (BHP). The Sierra Club alleged in the suit that certain activities at San Juan and the San Juan mine associated with the treatment, storage, and disposal of coal and Coal Combustion Residuals (CCRs), primarily coal ash, are causing imminent and substantial harm to the environment, including ground and surface water in the region, and that placement of CCRs at the mine constitutes “open dumping” in violation of RCRA. The RCRA claims were asserted against PNM, PNMR, SJCC and BHP. The suit also included claims under SMCRA which were directed only against SJCC, and BHP. The suit sought the following relief: an injunction requiring the parties to undertake certain mitigation measures with respect to the placement of CCRs at the mine or to cease placement of CCRs at the mine; the imposition of civil penalties; and attorney’s fees and costs. In March 2012, the parties entered into and filed a consent decree to settle the case. The consent decree has since been approved by the Court.

TEP owns 50% of San Juan Units 1 and 2, which represents approximately 20% of the total generation capacity at San Juan, and is responsible for its share of the settlement of the San Juan claims. TEP recorded less than $1 million for its share of the costs to fund environmental projects and Sierra Club attorney and expert fees required by the settlement, substantially all of which was recorded in 2011. In addition, TEP is obligated to contribute up to $1 million for its share of the construction costs for a new groundwater recovery system adjacent to San Juan and other environmental projects required by the settlement.

PROPOSED ENVIRONMENTAL MATTERS

TEP’s generating facilities are subject to Environmental Protection Agency (EPA) limits on the amount of sulfur dioxide (SO2), nitrogen oxide (NOx) and other emissions released into the atmosphere. TEP may incur additional costs to comply with future changes in federal and state environmental laws and regulations and permit requirements at its electric generating facilities. Compliance with these changes may reduce operating efficiency.

Hazardous Air Pollutant Requirements

The Clean Air Act requires the EPA to develop emission limit standards for hazardous air pollutants that reflect the maximum achievable control technology. In December 2011, the EPA issued the final rules establishing the standards for the control of emissions of mercury and other hazardous air pollutants from electric generating units.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

Navajo

Based on the EPA’s final standards, mercury and particulate emission control equipment may be required at Navajo by 2015. TEP’s share of the estimated capital cost of this equipment is less than $1 million for mercury control and approximately $43 million if the installation of baghouses to control particulates is necessary. TEP expects its share of the annual operating costs for mercury control and baghouses to be less than $1 million each.

Springerville Generating Station

Based on the EPA’s final standards, mercury emission control equipment may be required at Springerville Generating Station (Springerville) by 2015. The estimated capital cost of this equipment for Springerville Units 1 and 2 is approximately $5 million. The annual operating cost associated with the mercury emission control equipment is expected to be approximately $3 million.

San Juan

Current emission controls at San Juan are expected to be adequate to achieve compliance with the EPA’s final standards.

Sundt Generating Station

TEP does not anticipate that the final EPA rule will have a material capital impact on Sundt Generating Station.

Four Corners

Based on the EPA’s final standards, mercury emission control equipment may be required at Four Corners by 2015. The estimated capital cost of this equipment is less than $1 million. The annual operating cost associated with the mercury emission control equipment is expected to be less than $1 million.

Regional Haze Rules

The EPA’s regional haze rules require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility. The rules call for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas and to submit a state implementation plan to the EPA for approval. Navajo and Four Corners are located on the Navajo Indian Reservation and therefore are not subject to state regulatory jurisdictions. The EPA oversees regional haze planning for these facilities.

Compliance with the EPA’s BART determinations, coupled with the financial impact of future climate change legislation, other environmental regulations and other business considerations could jeopardize the economic viability of the Navajo, San Juan, and Four Corners facilities or the ability of individual participants to meet their obligations and maintain participation in these facilities. TEP cannot predict the ultimate outcome of these matters.

Navajo

The EPA is expected to issue a proposed rule establishing the BART for Navajo following the consideration of a report by the National Renewable Energy Laboratory in partnership with the Department of the Interior and the Department of Energy. The report addresses potential energy, environmental, and economic issues related to compliance with the regional haze rule. The report was submitted to the EPA in January 2012. If the EPA determines that Selective Catalytic Reduction (SCR) technology is required at Navajo, the capital cost impact to TEP is estimated to be $42 million. In addition, the installation of SCR at Navajo could increase the generating facility’s particulate emissions necessitating the installation of baghouses. If baghouses are required, TEP’s estimated share of the capital expenditure for the required baghouses would be approximately $43 million. The cost of required pollution controls will not be known until final determinations are made by the regulatory agencies. TEP anticipates that if the EPA finalizes a BART rule for Navajo that requires SCR, the owners would have five years to achieve compliance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

San Juan

In August 2011, the EPA issued a Federal Implementation Plan (FIP) establishing new emission limits for air pollutants at San Juan. The FIP requires the installation of SCR technology with sorbent injection on all four units within five years to reduce NOx and control sulfuric acid emissions. Based on two cost analyses commissioned by PNM, TEP’s share of the cost to install SCR with sorbent injection is estimated to be between $180 million and $200 million.

In 2011, PNM filed a petition for review of, and a motion to stay, the FIP with the Tenth Circuit U. S. Court of Appeals (Circuit Court). In addition, PNM filed a request for reconsideration of the rule with the EPA and a request to stay the effectiveness of the rule pending the EPA’s reconsideration, and the review by the Circuit Court. The State of New Mexico filed similar motions with the Circuit Court and the EPA. In March 2012, the Circuit Court denied the motion for stay.

Several environmental groups were granted permission to join in opposition to PNM’s petition to review in the Circuit Court. In addition, WildEarth Guardians filed a separate appeal against the EPA challenging the five-year, rather than three-year, implementation schedule. PNM was granted permission to join in opposition to that appeal.

Four Corners

In February 2011, the EPA supplemented the proposed FIP for the BART determination at Four Corners that would require the installation of SCR on Units 4 and 5 by 2018. TEP’s estimated share of the capital costs to install SCR is approximately $35 million.

NOTE 7. EMPLOYEE BENEFIT PLANS

The components of UniSource Energy’s net periodic benefit plan cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	-Millions of Dollars-
Components of Net Periodic Benefit Plan Cost
Service Cost	$2	$2	$—	$—
Interest Cost	4	4	1	1
Expected Return on Plan Assets	(4)	(4)	—	—
Amortization of Net Loss	2	2	—	—

Net Periodic Benefit Plan Cost	$4	$4	$1	$1

The table above includes pension benefit plan costs of $1 million and other postretirement benefit plan costs of less than $0.1 million for UNS Gas and UNS Electric.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

NOTE 8. SHARE-BASED COMPENSATION PLANS

PERFORMANCE SHARES

In March 2012, the UniSource Energy Compensation Committee granted 80,140 performance share awards to upper management. Half of the performance share awards had a grant date fair value, based on a Monte Carlo simulation, of $32.71 per share. Those awards will be paid out in Common Stock based on a comparison of UniSource Energy’s cumulative Total Shareholder Return to the Edison Electric Institute Index during the performance period of January 1, 2012 through December 31, 2014. The remaining half had a grant date fair value of $36.40 per share and will be paid out in Common Stock based on cumulative net income for the three-year period ended December 31, 2014. The performance shares vest based on the achievement of these goals by the end of the performance period; any unearned awards are forfeited. Performance shares are eligible for dividend equivalents during the performance period.

SHARE-BASED COMPENSATION EXPENSE

UniSource Energy and TEP recorded less than $1 million of share-based compensation expense for each of the three months ended March 31, 2012 and March 31, 2011.

At March 31, 2012, the total unrecognized compensation cost related to non-vested share-based compensation was $4 million, which will be recorded as compensation expense over the remaining vesting periods through December 2014. At March 31, 2012, one million shares were awarded but not yet issued, including target performance based shares, under the share-based compensation plans.

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present, by level within the fair value hierarchy, UniSource Energy’s and TEP’s assets and liabilities accounted for at fair value on a recurring basis. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no transfers between Levels 1, 2, or 3 for either reporting period.

	UniSource Energy
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	March 31, 2012 -Millions of Dollars-
Assets
Cash Equivalents(1)	$22	$—	$—	$22
Rabbi Trust Investments to Support the Deferred Compensation and Supplemental Executive Retirement Plans (SERP) (2)	—	18	—	18
Energy Contracts(3)	—	1	14	15

Total Assets	22	19	14	55

Liabilities
Energy Contracts(3)	—	(28)	(27)	(55)
Interest Rate Swaps(4)	—	(11)	—	(11)

Total Liabilities	—	(39)	(27)	(66)

Net Total Assets and (Liabilities)	$22	$(20)	$(13)	$(11)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	UniSource Energy
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	December 31, 2011 -Millions of Dollars-
Assets
Cash Equivalents(1)	$23	$—	$—	$23
Rabbi Trust Investments to Support the Deferred Compensation and SERP(2)	—	16	—	16
Energy Contracts(3)	—	—	14	14

Total Assets	23	16	14	53

Liabilities
Energy Contracts(3)	—	(21)	(24)	(45)
Interest Rate Swaps(4)	—	(12)	—	(12)

Total Liabilities	—	(33)	(24)	(57)

Net Total Assets and (Liabilities)	$23	$(17)	$(10)	$(4)

	TEP
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	March 31, 2012 -Millions of Dollars-
Assets
Cash Equivalents(1)	$8	$—	$—	$8
Rabbi Trust Investments to Support the Deferred Compensation and SERP(2)	—	18	—	18
Energy Contracts(3)	—	—	3	3

Total Assets	8	18	3	29

Liabilities
Energy Contracts(3)	—	(15)	(3)	(18)
Interest Rate Swaps(4)	—	(11)	—	(11)

Total Liabilities	—	(26)	(3)	(29)

Net Total Assets and (Liabilities)	$8	$(8)	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	TEP
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	December 31, 2011 -Millions of Dollars-
Assets
Cash Equivalents(1)	$8	$—	$—	$8
Rabbi Trust Investments to Support the Deferred Compensation and SERP(2)	—	16	—	16
Energy Contracts(3)	—	—	3	3

Total Assets	8	16	3	27

Liabilities
Energy Contracts(3)	—	(9)	(3)	(12)
Interest Rate Swaps(4)	—	(11)	—	(11)

Total Liabilities	—	(20)	(3)	(23)

Net Total Assets and (Liabilities)	$8	$(4)	$—	$4

(1)

Cash Equivalents are based on observable market prices and include the fair value of money market funds and certificates of deposit. These amounts are included in Cash and Cash Equivalents and Investments and Other Property—Other on the balance sheets.

(2)

Rabbi Trust Investments include amounts held in mutual and money market funds related to deferred compensation and SERP benefits. The valuation is based on quoted prices traded in active markets. These investments are included in Investments and Other Property – Other on the balance sheets.

(3)

Energy Contracts include gas swap agreements (Level 2), gas and power options (Level 3), forward power purchase and sales contracts (Level 3), and forward power purchase contracts indexed to gas (Level 3), entered into to reduce exposure to energy price risk. These contracts are included in Derivative Instruments and Other on the balance sheets. The valuation techniques are described below. See Note 12.

(4)

Interest Rate Swaps are valued based on the 3-month or 6-month London Interbank Offered Rate (LIBOR) index or the Securities Industry and Financial Markets Association Municipal Swap index. These interest rate swaps are included in Derivative Instruments on the balance sheets.

ENERGY CONTRACTS

We primarily apply the market approach for recurring fair value measurements. When we have observable inputs for substantially the full term of the asset or liability — such as gas swap derivatives valued using New York Mercantile Exchange pricing, adjusted for basis differences — we categorize the instrument in Level 2. We categorize derivatives in Level 3 when we use aggregate pricing service or published prices that represent a consensus reporting of multiple brokers.

For both power and gas prices we obtain quotes from brokers, major market participants, exchanges, and industry publications and rely on our own price experience from active transactions in the market. We primarily use one set of quotations each for power and for gas and then validate those prices using other sources. We believe that the market information provided is reflective of market conditions as of the time and date indicated.

Published prices for energy derivative contracts may not be available due to the nature of contract delivery terms such as non-standard time blocks and non-standard delivery points. In these cases, we apply adjustments based on historical price curve relationships, transmission, and line losses.

We estimate the fair value of our options using a Black-Scholes-Merton option pricing model which includes inputs such as implied volatility, correlations, interest rates, and forward price curves.

We also consider the impact of counterparty credit risk using current and historical default and recovery rates, as well as our own credit risk using credit default swap data.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

Our assessments of the significance of a particular input to the fair value measurements require judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. We review the assumptions underlying our contracts monthly.

The following table provides quantitative information regarding significant unobservable inputs in UniSource Energy’s Level 3 fair value measurements:

	Fair Value at March 31, 2012		Valuation Technique	Unobservable Input	Range of Unobservable Input
-Millions of Dollars-

Energy Contracts		$(13)	Market approach and option models	Historical price curve relationships	+/- 5%

				Adjustments for non-standard delivery points	+/- 5%

				Correlation factors	+/- 5%

Our exposure to risk resulting from changes in the unobservable inputs identified above is mitigated as we report the change in fair value of energy contract derivatives as a regulatory asset or a regulatory liability, or as a component of other comprehensive income rather than in the income statement. A 5% increase or decrease in all the unobservable inputs collectively would result in a change in the fair value of energy contracts of $1 million. TEP had no exposure to Level 3 energy contracts with unobservable inputs.

The following tables present a reconciliation of changes in the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31, 2012
	UniSource Energy Energy Contracts	TEP Energy Contracts
	-Millions of Dollars-
Balance as of December 31, 2011	$(10)	$—
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/(Liabilities) — Derivative Instruments	(5)	1
Other Comprehensive Loss	(1)	(1)
Settlements	3	—

Balance as of March 31, 2012	$(13)	$—

Total (Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/(Liabilities) Still Held at the End of the Period	$(2)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	Three Months Ended March 31, 2011
	UniSource Energy Energy Contracts	TEP Energy Contracts
	-Millions of Dollars-
Balance as of December 31, 2010	$(10)	$1
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/(Liabilities) — Derivative Instruments	(3)	1
Settlements	2	(1)

Balance as of March 31, 2011	$(11)	$1

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/(Liabilities) Still Held at the End of the Period	$(3)	$1

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE

The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. We use the following methods and assumptions for estimating the fair value of our financial instruments:

•

The carrying amounts of our current assets, current liabilities including current maturities of long-term debt, and amounts outstanding under our credit agreements approximate the fair values due to the short-term nature of these financial instruments. These items have been excluded from the table below.

•

For Investment in Lease Debt, we calculate the present value of remaining cash flows using current market rates for instruments with similar characteristics such as credit rating and time-to-maturity. We also incorporate the impact of counterparty credit risk using market credit default swap data.

•

For Investment in Lease Equity, we estimate the price at which an investor would realize a target internal rate of return. Our estimates include: the mix of debt and equity an investor would use to finance the purchase, the cost of debt, the required return on equity, and income tax rates. The estimate assumes a residual value based on an appraisal of Springerville Unit 1 in 2011.

•

For Long-Term Debt, we use quoted market prices, when available, or calculate the present value of remaining cash flows at the balance sheet date. When calculating present value, we use current market rates for bonds with similar characteristics such as credit rating and time-to-maturity. We consider the principal amounts of variable rate debt outstanding to be reasonable estimates of the fair value. We also incorporate the impact of our own credit risk using a credit default swap rate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The amount recorded on the balance sheet (carrying value) and the estimated fair values of our financial instruments included the following:

		March 31, 2012		December 31, 2011
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		-Millions of Dollars-
Assets:
TEP Investment in Lease Debt	Level 2	$10	$10	$29	$29
TEP Investment in Lease Equity	Level 3	36	23	37	21
Liabilities:
Long-Term Debt
UniSource Energy	Level 2	1,447	1,476	1,517	1,543
TEP	Level 2	1,074	1,072	1,080	1,061

TEP intends to hold the $10 million investment in Springerville Lease Debt to maturity. This investment is stated at amortized cost, which means the purchase cost has been adjusted for the amortization of the premium and discount to maturity.

NOTE 10. UNISOURCE ENERGY EARNINGS PER SHARE

We compute basic Earnings Per Share (EPS) by dividing Net Income by the weighted average number of common shares outstanding during the period. Except when the effect would be anti-dilutive, the diluted EPS calculation includes the impact of shares that could be issued upon exercise of outstanding stock options; contingently issuable shares under equity-based awards or common shares that would result from the conversion of Convertible Senior Notes. The numerator in calculating diluted EPS is Net Income adjusted for the interest on Convertible Senior Notes (net of tax) that would not be paid if the notes were converted to Common Stock.

The following table shows the effects of potentially dilutive Common Stock on the weighted average number of shares:

	Three Months Ended March 31,
	2012	2011
	-Thousands of Dollars-
Numerator:
Net Income	$6,476	$13,472
Income from Assumed Conversion of Convertible Senior Notes	—	1,097

Adjusted Numerator	$6,476	$14,569

	-Thousands of Shares-
Denominator:
Weighted Average Shares of Common Stock Outstanding:
Common Shares Issued	37,893	36,596
Fully Vested Deferred Stock Units	138	117
Participating Securities	—	76

Total Weighted Average Shares of Common Stock Outstanding and Participating Securities—Basic	38,031	36,789
Effect of Dilutive Securities:
Convertible Senior Notes	—	4,241
Options and Stock Issuable under Share-Based Compensation Plans	290	371

Total Shares — Diluted	38,321	41,401

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

Stock options to purchase 101,000 shares of Common Stock were outstanding during the three months ended March 31, 2012, but were not included in the computation of diluted EPS because the stock options’ exercise prices were greater than the average market price of the Common Stock. Similarly, for the three months ended March 31, 2011, 168,000 of stock options were not included in the diluted EPS computation.

For the three months ended March 31, 2012, 2.2 million potentially dilutive shares from the conversion of Convertible Senior Notes, and after-tax interest expense of $0.9 million, were not included in the computation of diluted EPS because to do so would be anti-dilutive. In April 2012, holders of approximately $39 million of Convertible Senior Notes converted their interests into approximately 1.1 million shares of Common Stock. This conversion of Convertible Senior Notes to Common Stock had minimal impact on diluted EPS.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

A reconciliation of Net Income (Loss) to Net Cash Flows from Operating Activities follows:

	UniSource Energy
	Three Months Ended March 31,
	2012	2011
	-Thousands of Dollars-
Net Income	$6,476	$13,472
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation Expense	34,984	32,790
Amortization Expense	8,664	7,377
Depreciation and Amortization Recorded to Fuel and Other O&M	1,644	1,418
Amortization of Deferred Debt-Related Costs Included in Interest Expense	808	1,045
Provision for Retail Customer Bad Debts	706	806
Use of Renewable Energy Credits for Compliance	1,414	2,535
Deferred Income Taxes	916	14,675
Pension and Postretirement Expense	5,463	5,306
Pension and Postretirement Funding	(2,541)	(1,969)
Share-Based Compensation Expense	494	926
Allowance for Equity Funds Used During Construction	(850)	(1,416)
CTC Revenue Refunded	—	(1,847)
Decrease to Reflect PPFAC/PGA Recovery	(2,561)	(5,388)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	27,294	23,372
Materials and Fuel Inventory	(12,720)	5,913
Accounts Payable	(24,591)	(4,894)
Income Taxes	(73)	(7,915)
Interest Accrued	(13,191)	(16,842)
Taxes Other Than Income Taxes	10,009	10,170
Other	4,225	(2,695)

Net Cash Flows — Operating Activities	$46,570	$76,839

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

	TEP
	Three Months Ended March 31,
	2012	2011
	-Thousands of Dollars-
Net Income (Loss)	$(1,461)	$4,704
Adjustments to Reconcile Net Income (Loss)
To Net Cash Flows from Operating Activities
Depreciation Expense	27,467	25,733
Amortization Expense	9,591	8,304
Depreciation and Amortization Recorded to Fuel and Other O&M	1,248	1,032
Amortization of Deferred Debt-Related Costs Included in Interest Expense	525	654
Provision for Retail Customer Bad Debts	434	479
Use of Renewable Energy Credits for Compliance	1,217	2,391
Deferred Income Taxes	(1,600)	9,631
Pension and Postretirement Expense	4,821	4,707
Pension and Postretirement Funding	(2,185)	(1,595)
Share-Based Compensation Expense	390	722
Allowance for Equity Funds Used During Construction	(675)	(1,219)
CTC Revenue Refunded	—	(1,847)
Decrease to Reflect PPFAC Recovery	(7,686)	(8,937)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	17,956	17,591
Materials and Fuel Inventory	(12,660)	6,301
Accounts Payable	(17,668)	(24)
Income Taxes	(618)	(8,005)
Interest Accrued	(8,004)	(11,965)
Taxes Other Than Income Taxes	7,985	8,327
Other	2,474	(3,821)

Net Cash Flows — Operating Activities	$21,551	$53,163

Non-Cash Transactions

In the first quarter of 2012, UniSource Energy partially redeemed Convertible Senior Notes, resulting in non-cash transactions for the issuance of Common Stock. See Note 4.

In March 2012, TEP’s redemption of $184 million of tax-exempt bonds resulted in a non-cash transaction. See Note 4.

NOTE 12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

RISKS AND OVERVIEW

We are exposed to energy price risk associated with our gas and purchased power requirements, volumetric risk associated with our seasonal load, and operational risk associated with our generating facilities, transmission, and transportation systems. We reduce our energy price risk through a variety of derivative and non-derivative instruments. The objectives for entering into such contracts include: creating price stability; ensuring we can meet load and reserve requirements; and reducing exposure to price volatility that may result from delayed recovery under the PPFAC or PGA. See Note 2 and Note 9.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

We consider the effect of counterparty credit risk in determining the fair value of derivative instruments that are in a net asset position, after incorporating collateral posted by counterparties and allocate the credit risk adjustment to individual contracts. We also consider the impact of our own credit risk after considering collateral posted on instruments that are in a net liability position and allocate the credit risk adjustment to all individual contracts.

DERIVATIVES POLICY

There have been no significant changes to our derivative instrument or credit risk policies as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

FINANCIAL IMPACT OF DERIVATIVES

Cash Flow Hedges

At March 31, 2012 and December 31, 2011, UniSource Energy and TEP had liabilities related to cash flow hedges of $14 million.

The after-tax unrealized gains (losses) on derivative activities and amounts reclassified to earnings are reported in the statements of other comprehensive income (loss).

Regulatory Treatment of Commodity Derivatives

We disclose unrealized gains and losses on energy contracts that are recoverable through the PPFAC or PGA on the balance sheet as a regulatory asset or a regulatory liability rather than reporting the transaction in the statements of other comprehensive income (loss) or in the income statement, as shown in the following table:

	UniSource Energy		TEP
	Three Months Ended March 31,
	2012	2011	2012	2011
	-Millions of Dollars-
Increase (Decrease) to Regulatory Assets	$8	$(6)	$5	$(2)

The fair value of derivative assets and liabilities were as follows:

	UniSource Energy		TEP
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	-Millions of Dollars-
Assets	$15	$14	$4	$3
Liabilities	(52)	(43)	(15)	(9)

Net Liabilities	$(37)	$(29)	$(11)	$(6)

The realized losses on settled gas swaps that are fully recoverable through the PPFAC or PGA were as follows:

	UniSource Energy		TEP
	Three Months Ended March 31,
	2012	2011	2012	2011
	-Millions of Dollars-
Realized Losses on Settled Gas Swaps	$7	$6	$2	$1

At March 31, 2012, UniSource Energy and TEP had contracts that will settle through the third quarter of 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) — Unaudited

Other Commodity Derivatives

The settlement of forward purchased power and sales contracts that do not result in physical delivery were reflected in the financial statements of UniSource Energy and TEP as follows:

	Three Months Ended March 31,
	2012	2011
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$(1)	$(1)
Forward Power Purchases	2	1

Total Sales and Purchases Not Resulting in Physical Delivery	$1	$—

DERIVATIVE VOLUMES

At March 31, 2012, UniSource Energy had gas swaps totaling 25,038 Billion British thermal units (GBtu) and power contracts totaling 2,968 Gigawatt-hours (GWh); while TEP had gas swaps totaling 17,182 GBtu and power contracts totaling 877 GWh. At December 31, 2011, UniSource Energy had gas swaps totaling 14,856 GBtu and power contracts totaling 3,147 GWh, while TEP had gas swaps totaling 6,855 GBtu and power contracts totaling 815 GWh. We account for gas swaps and power contracts as derivatives.

CREDIT RISK ADJUSTMENT

When the fair value of our derivative contracts is reflected as an asset, the counterparty owes us and this creates credit risk. We also consider the impact of our own credit risk on instruments that are in a net liability position. The impact of counterparty credit risk and our own credit risk on the fair value of derivative asset contracts was less than $0.5 million at March 31, 2012 and at December 31, 2011.

CONCENTRATION OF CREDIT RISK

The following table shows the sum of the fair value of all derivative instruments under contracts with credit risk-related contingent features that are in a net liability position at March 31, 2012. Since credit risk-related contingent features were not triggered in the periods presented, UniSource Energy and TEP have not posted cash collateral.

	UniSource Energy	TEP
	March 31, 2012
	-Millions of Dollars-
Net Liability Position	$68	$24
Letters of Credit	4	1
Additional Collateral to Post if Contingent Features Triggered	67	24

As of March 31, 2012, TEP had $16 million of credit exposure to other counterparties’ creditworthiness related to its wholesale marketing and gas hedging activities, of which three counterparties individually composed greater than 10% of the total credit exposure. UNS Electric had less than $1 million of such credit exposure related to its supply and hedging contracts, concentrated primarily with one counterparty. At March 31, 2012, UNS Gas had no exposure to other counterparties’ creditworthiness.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded) — Unaudited

NOTE 13. REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The UniSource Energy and TEP condensed consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports (dated April 30, 2012) are included on pages 1 and 2. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the unaudited financial information because neither of those reports is a “report” or a “part” of the registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UniSource Energy Corporation (UniSource Energy) and its three primary business segments. It includes the following:

•	outlook and strategies;

•	operating results during the first quarter of 2012 compared with the same period in 2011;

•	factors affecting our results and outlook;

•	liquidity, capital needs, capital resources, and contractual obligations;

•	dividends; and

•	critical accounting estimates.

Management’s Discussion and Analysis should be read in conjunction with (i) UniSource Energy’s and Tucson Electric Power Company’s (TEP) 2011 Annual Report on Form 10-K and (ii) the Condensed Consolidated Financial Statements that begin on page three of this document. The Condensed Consolidated Financial Statements present the results of operations for the three months ended March 31, 2012 and 2011. Management’s Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

UNISOURCE ENERGY CONSOLIDATED

OVERVIEW OF CONSOLIDATED BUSINESS

UniSource Energy is a utility services holding company engaged, through its subsidiaries, in the electric generation and energy delivery business. Each of UniSource Energy’s subsidiaries is a separate legal entity with its own assets and liabilities. UniSource Energy owns 100% of TEP, UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium), and UniSource Energy Development Company (UED).

TEP is a regulated public utility and UniSource Energy’s largest operating subsidiary, representing approximately 82% of UniSource Energy’s total assets as of March 31, 2012. TEP generates, transmits, and distributes electricity to approximately 405,000 retail electric customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western U.S. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State) and Springerville Unit 4 on behalf of Salt River Project Agricultural Improvement and Power District (SRP).

UES holds the common stock of two regulated public utilities, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UNS Gas is a regulated gas distribution company, which services approximately 148,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in northern Arizona, as well as in Santa Cruz County in southern Arizona. UNS Electric is a regulated public utility, which generates, transmits, and distributes electricity to approximately 92,000 retail customers in Mohave and Santa Cruz counties. In July 2011, UNS Electric purchased Black Mountain Generating Station (BMGS) from UED. This transaction did not impact UniSource Energy’s consolidated financial statements.

UED currently has no significant remaining assets.

Millennium’s investments in unregulated businesses represent less than 1% of UniSource Energy’s assets as of March 31, 2012.

References to “we” and “our” are to UniSource Energy and its subsidiaries, collectively.

OUTLOOK AND STRATEGIES

Our financial prospects and outlook are affected by many factors including: the 2008 TEP Rate Order that freezes Base Rates through 2012; national and regional economic conditions; volatility in the financial markets; environmental laws and regulations; and other regulatory factors. Our plans and strategies include the following:

•

Focusing on our core utility businesses through operational excellence, investing in utility rate base, emphasizing customer satisfaction, maintaining a strong community presence, and achieving constructive regulatory outcomes.

•

Developing strategic responses to new environmental regulations and potential new legislation, including potential limits on greenhouse gas (GHG) emissions. We are evaluating TEP’s existing mix of generation resources and defining steps to achieve environmental objectives that provide an appropriate return on investment and are consistent with earnings growth.

•

Expanding TEP’s and UNS Electric’s portfolio of renewable energy resources and programs to meet Arizona’s Renewable Energy Standard (RES) while creating ownership opportunities for renewable energy projects that benefit customers, shareholders, and the communities we serve.

•	Developing strategic responses to Arizona’s Energy Efficiency Standards that protect the financial stability of our utility businesses and provide benefits to our customers.

RESULTS OF OPERATIONS

Contribution by Business Segment

The table below shows the contributions to our consolidated after-tax earnings by business segment:

Three Months Ended March 31,	2012	2011
	-Millions of Dollars-
TEP	$(1)	$5
UNS Gas	5	6
UNS Electric	3	4
Other Non-Reportable Segments and Adjustments(1)	(1)	(2)

Consolidated Net Income	$6	$13

(1)	Includes: UniSource Energy parent company expenses; Millennium; UED; and intercompany eliminations.

Revision of Prior Period Financial Statements

In 2011, we identified errors related to amounts recorded as owed to or payable by TEP for electricity deliveries settled in-kind or to be settled in-kind during prior years under our transmission, interconnection, and certain joint operating agreements. Separately, in 2011, we identified errors in the calculation of income tax expense, in prior years, arising from not treating a portion of the Allowance for Funds Used During Construction, as a permanent book to tax difference.

We assessed the materiality of these errors on prior period financial statements and concluded they were not material to any prior annual or interim periods, but the cumulative impact, if recognized in 2011, would have been material to the results in 2011. As a result, in accordance with Staff Accounting Bulletin 108, we revised our prior period financial statements to correct these errors. See Note 1.

Executive Overview

First Quarter of 2012 Compared with the First Quarter of 2011

TEP

TEP reported a net loss of $1 million in the first quarter of 2012 compared with net income of $5 million in the first quarter of 2011. The net loss in the first quarter of 2012 is attributable to: a $3 million decrease in retail margin revenues; a $5 million decrease in long-term wholesale margin revenues; a $3 million increase in depreciation and amortization expense; and a $1 million increase in interest expense. These items were partially offset by a $2 million decrease in Base operations and maintenance (O&M) expense. See Tucson Electric Power Company, Results of Operations, below for more information.

UNS Gas and UNS Electric

UNS Gas reported net income of $5 million in the first quarter of 2012 compared with net income of $6 million in the same period of 2011. See UNS Gas, Results of Operations, below for more information.

UNS Electric reported net income of $3 million in the first quarter of 2012 compared with net income of $4 million in the first quarter of 2011. See UNS Electric, Results of Operations, below for more information.

Other Non-Reportable Segments

The results reported for Other Non-Reportable Segments include UniSource Energy parent company expenses, Millennium, UED, and intercompany eliminations. See Other Non-Reportable Segments, Results of Operations, below, for more information.

O&M Expense

The table below summarizes the items included in UniSource Energy’s Other Operations and Maintenance (O&M) expense:

Three Months Ended March 31,	2012	2011
	-Millions of Dollars-
UniSource Energy Base O&M (Non-GAAP) (1)	$69	$71
Reimbursed Expenses Related to Springerville Units 3 and 4	13	16
Expenses Related to Customer-Funded Renewable Energy and Demand Side Management (DSM) Programs	12	14

Total UniSource Energy Other O&M (GAAP)	$94	$101

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Dividends from UniSource Energy’s subsidiaries represent the parent company’s main source of liquidity. Under UniSource Energy’s tax sharing agreement, subsidiaries make income tax payments to UniSource Energy, which makes payments on behalf of the consolidated group to taxing authorities. The table below provides a summary of the liquidity position of UniSource Energy and each of its segments.

Balances as of April 18, 2012	Cash and Cash Equivalents		Borrowings under Revolving Credit Facility(1)	Amount Available under Revolving Credit Facility
	-Millions of Dollars-
UniSource Energy Stand-Alone	$2		$68	$57
TEP	15		106	94
UNS Gas	44		—	70	(2)
UNS Electric	13		4	66	(2)
Other	4	(3)	N/A	N/A

Total	$78

(1)	Includes LOCs issued under revolving credit facilities.
(2)	Either UNS Gas or UNS Electric may borrow up to a maximum of $70 million; the total combined amount borrowed by both companies cannot exceed $100 million.
(3)	Includes cash and cash equivalents at Millennium and UED.

Dividends from Subsidiaries

UNS Gas paid dividends of $10 million to UniSource Energy during the first three months of 2012 and the first three months of 2011.

Short-term Investments

UniSource Energy’s short-term investment policy governs the investment of excess cash balances. We regularly review and update this policy in response to market conditions. As of March 31, 2012, UniSource Energy’s short-term investments included highly-rated and liquid money market funds and certificates of deposit.

Access to Revolving Credit Facilities

We have access to working capital through revolving credit agreements with lenders. Each of these agreements is a committed facility that expires in November 2016. The TEP Credit Agreement and UNS Gas/UNS Electric Revolver may be used for revolving borrowings as well as to issue letters of credit. TEP, UNS Gas, and UNS Electric each issue letters of credit from time to time to provide credit enhancement to counterparties for their energy procurement and hedging activities. The UniSource Credit Agreement also may be used to issue letters of credit for general corporate purposes.

We believe that we have sufficient liquidity under our revolving credit facilities to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, below.

UniSource Energy Consolidated Cash Flows

Three Months Ended March 31,	2012	2011
	-Millions of Dollars-
Operating Activities	$47	$77
Investing Activities	(55)	(50)
Financing Activities	7	(19)

UniSource Energy’s operating cash flows are generated primarily by the retail and wholesale energy sales at TEP, UNS Gas, and UNS Electric, net of the related payments for fuel and purchased power. Generally, cash from operations is lowest in the first quarter and highest in the third quarter due to TEP’s summer-peaking load. UniSource Energy, TEP, UNS Gas, and UNS Electric typically use their revolving credit facilities to fund their business activities during periods when sales are seasonally lower.

Capital expenditures at TEP, UNS Gas, and UNS Electric represent the primary use of cash for investing activities. Cash used for investing and financing activities can fluctuate year-to-year depending on: capital expenditures; repayments and borrowings under revolving credit facilities; debt issuances or retirements; capital lease payments by TEP; and dividends paid by UniSource Energy to its shareholders.

Operating Activities

In the first three months of 2012, net cash flows from operating activities were $30 million lower than they were in the same period last year due to:

•

a $34 million decrease in cash receipts from electric and gas sales (net of fuel and purchased energy costs) due in part to lower retail and long-term wholesale margins at TEP, and higher coal-related fuel costs paid at TEP;

partially offset by

•	a $4 million decrease in O&M costs and wages paid due in part to lower scheduled generating plant outage costs and lower incentive payments for renewable programs.

Investing Activities

Net cash flows used for investing activities increased by $5 million in the first three months of 2012 compared with the same period last year. A $10 million decrease in capital expenditures and the receipt of $3 million in insurance proceeds for replacement assets were offset by a $19 million decrease in proceeds from investments in Springerville lease debt compared with the first three months of 2011.

Capital Expenditures

	Actual Year-to-Date March 31, 2012	Estimate Full Year 2012
	-Millions of Dollars-
TEP	$67	$289
UNS Gas	3	11
UNS Electric	9	37

UniSource Energy Consolidated	$79	$337

Financing Activities

Net cash flows from financing activities were $26 million higher in the first three months of 2012 compared with the same period last year due primarily to a $59 million increase in borrowings (net of repayments) under the UniSource Credit Agreement and TEP Revolving Credit Facility. This increase was partially offset by an $18 million decrease in proceeds from the issuance of long-term debt (net of repayments) and a $12 million increase in scheduled payments on capital lease obligations.

UniSource Credit Agreement

The UniSource Credit Agreement, which expires in November 2016, consists of a $125 million revolving credit and revolving letter of credit facility. As of March 31, 2012, there was $68 million outstanding at a weighted-average interest rate of 1.99%.

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

As of March 31, 2012, we were in compliance with the terms of the UniSource Credit Agreement.

Interest Rate Risk

UniSource Energy is subject to interest rate risk resulting from changes in interest rates on its borrowings under the revolving credit facility. The interest paid on revolving credit borrowings is variable. UniSource Energy may be required to pay higher rates of interest on borrowings under its revolving credit facility if London Interbank Offered Rate (LIBOR) and other benchmark interest rates increase. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, Credit Risk, below.

Convertible Senior Notes

In March 2005, UniSource Energy issued $150 million of 4.50% Convertible Senior Notes due 2035. Each $1,000 of Convertible Senior Notes can be converted into 29.001 shares of Common Stock at any time. The conversion ratio represents a conversion price of approximately $34.48 per share of Common Stock and is subject to adjustments including an adjustment to reduce the conversion price upon the payment of quarterly dividends in excess of $0.19 per share.

In December 2011 and March 2012, UniSource Energy issued two separate notices of partial redemption of the Convertible Senior Notes by calling a combined $75 million of the $150 million outstanding. Holders of the called Convertible Senior Notes had the option of converting their interests to Common Stock or redeeming the Convertible Senior Notes at par plus accrued interest. The notes were convertible into shares of Common Stock at a conversion rate applicable at the time of each notice. During the first three months of 2012, holders of approximately $73 million of the Convertible Senior Notes selected for redemption converted their interests into approximately 2.1 million shares of Common Stock. The remaining $2 million was redeemed for cash. As of March 31, 2012, there were approximately $75 million of Convertible Senior Notes outstanding.

In April 2012, UniSource Energy issued a third notice of partial redemption of the Convertible Senior Notes by calling $40 million of the approximately $75 million that was outstanding as of March 31, 2012. Holders of approximately $39 million of the Convertible Senior Notes selected for redemption converted their interests into approximately 1.1 million shares of Common Stock. The remaining $1 million was redeemed for cash.

As of April 18, 2012, there were approximately $35 million of Convertible Senior Notes outstanding.

The closing price of UniSource Energy’s Common Stock was $35.76 on April 18, 2012.

UniSource Energy has the option to redeem the remaining Convertible Senior Notes, in whole or in part, for cash, at a price equal to 100% of the principal amount plus accrued and unpaid interest. Holders of the Convertible Senior Notes will have the right to require UniSource Energy to repurchase the Convertible Senior Notes, in whole or in part, for cash on March 1, 2015, 2020, 2025, and 2030, or if certain specified fundamental changes involving UniSource Energy occur. The repurchase price will be 100% of the principal amount of the remaining notes plus accrued and unpaid interest.

Contractual Obligations

There are no significant changes in our contractual obligations or other commercial commitments from those reported in our 2011 Annual Report on Form 10-K, other than the following obligations established in 2012:

Payment Due in Years Ending December 31,	2012	2013	2014	2015	2016	2017 and after	Total
	-Millions of Dollars-
Long Term Debt(1)	$—	$—	$—	$—	$—	$177	$177
Purchase Obligations:
Fuel	2	2	2	1	—	—	7
Purchased Power	—	4	8	—	—	—	12
Service Agreement	2	2	2	—	—	—	6

Total Additional Contractual Cash Obligations	$4	$8	$12	$1	$—	$177	$202

(1)

In March 2012, $177 million of unsecured tax-exempt pollution control bonds were issued on behalf of TEP. The bonds bear interest at a rate of 4.5% and are due in March 2030. Proceeds were deposited with a trustee and used in April 2012 to redeem $177 million of 1998 Apache Bonds. See Note 4.

Dividends on Common Stock

The following table shows the dividends declared to UniSource Energy shareholders for 2012:

Declaration Date	Record Date	Payment Date	Dividend Amount Per Share of Common Stock
February 27, 2012	March 12, 2012	March 22, 2012	$0.43

Income Tax Position

As of March 31, 2012, UniSource Energy and TEP had the following carry-forward amounts:

	UniSource Energy		TEP
	Amount	Expiring Year	Amount	Expiring Year
	-Amounts in Millions of Dollars-
Capital Loss	$8	2015	$—	—
Federal Net Operating Loss	215	2031	212	2031-2032
State Net Operating Loss	—	—	13	2016-2017
State Credits	1	2016	2	2016
AMT Credit	43	None	24	None

The 2010 Federal Tax Relief Act includes provisions that make qualified property placed into service between September 8, 2010 and January 1, 2012, eligible for 100% bonus depreciation for tax purposes. The same law makes qualified property placed in service during 2012 eligible for 50% bonus depreciation for tax purposes. This is an acceleration of tax benefits UniSource Energy otherwise would have received over 20 years. As a result of these provisions, UniSource Energy did not pay any federal income taxes for the tax year 2011 and does not expect to pay any federal income taxes for 2012.

TUCSON ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS

TEP’s financial condition and results of operations are the principal factors affecting the financial condition and results of operations of UniSource Energy. The following discussion relates to TEP’s utility operations, unless otherwise noted.

First Quarter of 2012 Compared with First Quarter of 2011

TEP reported a net loss of $1 million in the first quarter of 2012 compared with net income of $5 million in the first quarter of 2011. The following factors impacted TEP’s results in the first quarter of 2012:

•	a $3 million decrease in retail margin revenues due to a 1.9% decrease in retail Kilowatt-hour (kWh) sales;

•	a $5 million decline in long-term wholesale margin revenues resulting from a change in the pricing of energy sold under the SRP wholesale contract effective June 2011;

•	a $2 million increase in depreciation expense as a result of an increase in plant-in-service; and

•	a $1 million increase in interest expense due in part to the issuance of $250 million of fixed rate notes in 2011;

partially offset by

•	a $2 million decrease in Base O&M due in part to lower scheduled plant maintenance expenses.

Utility Sales and Revenues

Changes in the number of customers, weather, economic conditions, and other consumption factors affect retail sales of electricity. The table below provides a summary of TEP’s retail kWh sales, revenues, and weather data during the first quarters of 2012 and 2011:

			Increase (Decrease)
Three Months Ended March 31,	2012	2011	Amount	Percent(1)
Energy Sales, kWh (in millions)
Electric Retail Sales:
Residential	730	749	(19)	(2.5%)
Commercial	396	401	(5)	(1.4%)
Industrial	469	490	(21)	(4.3%)
Mining	273	265	8	3.0%
Public Authorities	50	50	—	0.7%

Total Electric Retail Sales	1,918	1,955	(37)	(1.9%)

Retail Margin Revenues (in millions):
Residential	$46	$47	$(1)	(1.7%)
Commercial	31	31	—	(1.3%)
Industrial	20	21	(1)	(4.9%)
Mining	6	7	(1)	(14.5%)
Public Authorities	2	2	—	NM

Total Retail Margin Revenues (Non-GAAP)(2)	$105	$108	$(3)	(3.0%)
Fuel and Purchased Power Revenues	49	50	(1)	(1.8%)
RES & DSM Revenues	12	15	(3)	(21.3%)

Total Retail Revenues (GAAP)	$166	$173	$(7)	(4.3%)

Average Retail Margin Rate (cents / kWh):
Residential	6.31	6.26	0.05	0.8%
Commercial	7.76	7.75	0.01	0.1%
Industrial	4.18	4.21	(0.03)	(0.7%)
Mining	2.38	2.87	(0.49)	(17.1%)
Public Authorities	4.98	5.01	(0.03)	(0.6%)

Average Retail Margin Revenue	5.50	5.56	(0.06)	(1.1%)
Average Fuel and Purchased Power Revenue	2.56	2.56	—	NM
Average RES & DSM Revenue	0.62	0.77	(0.15)	(19.5%)

Total Average Retail Revenue	8.68	8.89	(0.21)	(2.5%)

	2012	2011
Weather Data:
Heating Degree Days
Three Months Ended March 31	739	856	(117)	(13.7%)
10-Year Average	795	813	NM	NM

(1)	Percent change calculated on unrounded data and may not correspond exactly to data shown in table.
(2)

Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Net Electric Retail Sales, which is determined in accordance with GAAP. Retail Margin Revenues exclude: (i) revenues collected from retail customers that are directly offset by expenses recorded in other line items; and (ii) revenues collected from third parties that are unrelated to kWh sales to retail customers. We believe the change in Retail Margin Revenues between periods provides useful information to investors because it demonstrates the underlying revenue trend and performance of our core utility business. Retail Margin Revenues represents the portion of retail operating revenues available to cover the non-fuel operating expenses of our core utility business.

Residential

Residential kWh sales were 2.5% lower in the first quarter of 2012 than they were during the same period last year, leading to a decrease in residential margin revenues of 1.7%, or $1 million. Residential use per customer decreased by 2.8% due in part to a 13.7% decline in Heating Degree Days compared with the same period last year. The average number of residential customers grew by 0.3% in the first quarter of 2012 compared with the same period last year.

Commercial

Commercial kWh sales fell by 1.4% compared with the first quarter of 2011, leading to a decline in margin revenues by 1.3%. Commercial use per customer decreased by 2.1% compared with the first quarter of 2011. The average number of commercial customers grew by 0.8% in the first quarter of 2012 compared with the same period last year.

Industrial

Industrial kWh sales decreased by 4.3% compared with the first quarter of 2011. Industrial margin revenues declined by 4.9% when compared with the same period of 2011. The decline in margin revenues was greater than the change in kWh sales due to changing usage patterns by certain industrial customers that reduced their demand charges paid to TEP.

Mining

Mining kWh sales increased by 3.0% in the first quarter of 2012 compared with the same period last year due to continued high copper prices. Despite higher sales, first quarter 2012 margin revenues from mining customers were approximately $1 million lower than in the first quarter of 2011. In December 2011, a mining customer’s long-term contract expired and in January 2012 the customer converted to a time-of-use rate. As a result, we expect this rate change to reduce full year 2012 margin revenues from mining customers by approximately $1 million compared with 2011.

Wholesale Sales and Transmission Revenues

Three Months Ended March 31,	2012	2011
	-Millions of Dollars-
Long-Term Wholesale Revenues:
Long-Term Wholesale Margin Revenues (Non-GAAP)(1)	$2	$7
Fuel and Purchased Power Expense Allocated to Long- Term Wholesale Revenues	5	6

Total Long-Term Wholesale Revenues	7	13
Transmission Revenues	4	4
Short-Term Wholesale Revenues	19	18

Electric Wholesale Sales (GAAP)	$30	$35

(1)

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

Long-term wholesale margin revenues were $5 million lower than in the first quarter of 2011. The decrease was due primarily to a change in pricing under the SRP contract. See Factors Affecting Results of Operations, Long-Term Wholesale Sales, Salt River Project, below, for more information.

TEP credits all revenues from short-term wholesale sales and 90% of the margin on wholesale trading activity against the fuel and purchased power costs eligible for recovery in the Purchased Power and Fuel Adjustment Clause (PPFAC). There was no wholesale trading activity during the first three months of 2012 or during the first three months of 2011.

Other Revenues

Three Months Ended March 31,	2012	2011
	-Millions of Dollars-
Revenue Related to Springerville Units 3 and 4(1)	$21	$24
Other Revenue	7	7

Total Other Revenue	$28	$31

(1)	Represents revenues and reimbursements from the owners of Springerville Units 3 and 4 to TEP related to the operation of these plants.

In addition to reimbursements related to Springerville Units 3 and 4, TEP’s other revenues include: inter-company revenues from UNS Gas and UNS Electric for corporate services provided by TEP; and miscellaneous service-related revenues such as rent on power pole attachments, damage claims, and customer late fees.

Operating Expenses

Fuel and Purchased Power Expense

TEP’s fuel and purchased power expense and energy resources for the first quarters of 2012 and 2011 are detailed below:

	Generation and Purchased Power		Fuel and Purchased Power Expense
Three Months Ended March 31,	2012	2011	2012	2011
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation	2,337	2,365	$57	$57
Gas-Fired Generation	290	175	11	11
Renewable Generation	15	7	—	—

Total Generation	2,642	2,547	68	68
Total Purchased Power	446	470	14	17
Reimbursed Fuel Expense for Springerville Units 3 and 4	—	—	2	2
Transmission	—	—	1	1
Decrease to Reflect PPFAC Recovery Treatment	—	—	(8)	(9)

Total Resources	3,088	3,017	$77	$79

Less Line Losses and Company Use	(195)	(175)

Total Energy Sold	2,893	2,842

Generation

Total generating output increased during the first quarter of 2012 compared with the same period last year. Coal-fired generation decreased by 1% in the first quarter of 2012 due in part to the use of natural gas to fuel Sundt Unit 4 instead of coal. Fueling Sundt Unit 4 with natural gas during the first quarter of 2012 was more economic than using higher priced contracted coal.

Purchased Power

Purchased power volumes decreased in the first quarter of 2012 compared with the same period last year due to increased generating output at our gas stations.

The table below summarizes TEP’s cost per kWh generated or purchased:

Three Months Ended March 31,	2012	2011
	-cents per kWh-
Coal	2.45	2.42
Gas	3.70	6.20
Purchased Power All Sources	3.05 2.66	3.66 2.80

Market Prices

As a participant in the western U.S. wholesale power markets, TEP is directly and indirectly affected by changes in market conditions. The average market price for around-the-clock energy based on the Dow Jones Palo Verde Market Index in the first quarter of 2012 was 18% below the same period in 2011. The average price for natural gas based on the Permian Index in the first quarter of 2012 was lower by 32% compared with the same periods in 2011. We cannot predict whether changes in various factors that influence demand and supply will cause prices to change during the remainder of 2012.

Average Market Price for Around-the-Clock Energy	$/MWh
Quarter ended March 31, 2012	$22
Quarter ended March 31, 2011	27

Average Market Price for Natural Gas	$/MMBtu
Quarter ended March 31, 2012	$2.67
Quarter ended March 31, 2011	3.92

O&M

The table below summarizes the items included in TEP’s O&M:

Three Months Ended March 31,	2012	2011
	-Millions of Dollars-
Base O&M (Non-GAAP)(1)	$60	$62
O&M Recorded in Other Expense	(1)	(2)
Reimbursed Expenses Related to Springerville Units 3 and 4	13	16
Expenses Related to Customer-Funded Renewable Energy and DSM Programs	10	12

Total Other O&M (GAAP)	$82	$88

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

FACTORS AFFECTING RESULTS OF OPERATIONS

Base Rate Increase Moratorium

Pursuant to the 2008 TEP Rate Order issued by the Arizona Corporation Commission (ACC), TEP’s Base Rates are frozen through at least December 31, 2012. TEP is prohibited from submitting an application for new Base Rates before June 30, 2012. See 2012 TEP Rate Case, below, for more information.

Notwithstanding the rate increase moratorium, Base Rates and adjustor mechanisms may change under emergency conditions beyond TEP’s control if the ACC concludes such changes are required to protect the public interest. The moratorium does not preclude TEP from seeking rate relief in the event of the imposition of a federal carbon tax or related federal carbon regulations.

2012 TEP Rate Case

In April 2012, TEP filed a notice with the ACC indicating that it intends to file a rate case application on or about July 2, 2012. The notice included an overview of certain issues TEP expects to raise in its rate case filing including: the use of a December 31, 2011 test year; the need for a mechanism that allows TEP to recover lost fixed costs based on the approved levels established in the rate filing; and an environmental compliance cost recovery mechanism to provide appropriate cost recovery related to capital investments necessary to comply with government-mandated environmental standards.

As part of the 2008 TEP Rate Order, TEP, ACC Staff, and other parties agreed to use best efforts to implement new rates no later than 13 months after TEP’s rate application is filed with the ACC. In accordance with this provision, TEP’s 2012 rate case application will propose that new rates go into effect no later than August 1, 2013.

Purchased Power and Fuel Adjustment Clause

In February 2012, TEP filed its annual PPFAC update report with the ACC. TEP requested an increase in the total PPFAC rate of $77 million to recover under-collected fuel and purchased power costs of approximately $51 million and an increase in forecasted fuel and purchased power costs of approximately $26 million. In March 2012, the ACC approved a PPFAC rate of 0.77 cents per kWh effective April 2012. The new PPFAC rate is expected to provide recovery of approximately $70 million of fuel and purchased power costs over the period of April 2012 through March 2013. Any shortfall not collected under the approved PPFAC rate is expected to be recovered through the PPFAC rate set for the period beginning April 1, 2013.

On April 23, 2012, an advocacy group that represents some of TEP’s non-residential customers filed a request with the ACC asking it to consider modifying the recovery period of TEP’s PPFAC rate. TEP cannot predict if the ACC will act on this filing.

Springerville Units 3 and 4

TEP operates and receives annual benefits in the form of rental payments and other fees and cost savings from operating Springerville Unit 3 on behalf of Tri-State and Springerville Unit 4 on behalf of SRP. TEP recorded pre-tax income of $6 million in the first quarters of 2012 and 2011 related to the operation of these units. The table below summarizes the income statement line items in which TEP records revenues and expenses related to Springerville Units 3 and 4:

Three Months Ended March 31,	2012	2011
	-Millions of Dollars-
Other Revenues	$21	$24
Fuel Expense	(2)	(2)
O&M	(13)	(16)

Total Pre-Tax Income	$6	$6

Pension and Postretirement Benefit Expense

The table below summarizes TEP’s pension and other postretirement benefit expenses recorded as part of Other O&M in 2012 and 2011. See Note 7 for more information.

Three Months Ended March 31,	2012	2011
	-Millions of Dollars-
Pension Expense Charged to O&M	$3	$2
Other Postretirement Benefit Expense Charged to O&M	1	1

Total	$4	$3

In 2012, TEP expects to record approximately $10 million of pension and $5 million of other postretirement benefit expense as part of O&M.

Long-Term Wholesale Sales

TEP’s two primary long-term wholesale contracts are with SRP and NTUA. TEP’s margin on long-term wholesale sales was $2 million during the first three months of 2012, compared with $7 million in the same period last year.

TEP estimates its margin on long-term wholesale sales in 2012 will be $6 million, compared with $13 million in 2011. The decrease is a result of changes in the terms of the SRP contract described below.

Salt River Project

Prior to June 2011, under the terms of the SRP contract, TEP received a monthly demand charge of approximately $1.8 million, or $22 million annually, and sold the energy at a price based on TEP’s average fuel cost. From June 2011 to December 2011, SRP was required to purchase 73,000 MWh per month. From January 1, 2012 through the end of the contract in May 2016, SRP is required to purchase 500,000 MWh of on-peak energy per year. TEP does not receive a demand charge and the price of energy is based on a discount to the price of on-peak power on the Dow Jones Palo Verde Market Index. As of April 18, 2012, the average forward price of on-peak power on the Dow Jones Palo Verde Market Index for the rest of calendar year 2012 was $29 per MWh. A change of $5 per MWh in on-peak market price of power on the Dow Jones Palo Verde Market Index would change annual pre-tax income by approximately $3 million.

Navajo Tribal Utility Authority

TEP serves the portion of NTUA’s load that is not served from NTUA’s allocation of federal hydroelectric power. Over the last three years, sales to NTUA averaged 225,000 MWh. The price of 50% of the MWh sales from June to September is based on the Dow Jones Palo Verde Market Index. Similarly to 2011, we expect approximately 12% of the total energy sold to NTUA in 2012 will be priced based on the Dow Jones Palo Verde Market Index. The remaining power sales occur at a fixed price under TEP’s contract with NTUA.

Electric Energy Efficiency Standards

In August 2010, the ACC approved new Electric Energy Efficiency Standards (EE Standards) designed to require TEP, UNS Electric, and other affected electric utilities to implement cost-effective programs to reduce customers’ energy consumption. In 2011, TEP’s programs saved energy equal to approximately 1.4% of its 2010 sales. In 2012, the EE Standards target total kWh savings of 3% of 2011 sales. The Electric EE Standards increase annually thereafter up to a targeted cumulative annual reduction in retail kWh sales of 22% by 2020.

The EE Standards can be met by new and existing DSM programs, direct load control programs and energy efficient building codes. The EE Standards provide for the recovery of costs incurred to implement DSM programs. TEP’s programs, and Retail Rates charged to customers for such programs, are subject to annual review and approval by the ACC.

In January 2012, TEP filed a modification to its proposed 2011-2012 Energy Efficiency Implementation Plan with the ACC. The proposal includes a request for an increase in the performance incentive based on TEP’s ability to meet the Electric EE Standards for 2012 and for 2013. TEP’s proposed annual performance incentive for 2012 and 2013 ranges from $6 million to $8 million. In March 2012, the ACC voted to send this matter to a hearing in order to gather more information.

In April 2012, TEP informed the ACC that TEP is not requesting an adjustment to the current DSM surcharge of approximately 0.12 cents per kWh. TEP expects to use the surcharge to fund approximately $8 million for certain existing DSM programs and approximately $9 million of unrecovered historical DSM costs. These programs and costs have been previously authorized by the ACC for recovery through the DSM surcharge. TEP cannot predict if the ACC will act on this filing.

Decoupling

In December 2010, the ACC issued a policy statement recognizing the need to adopt rate decoupling or another mechanism to make Arizona’s EE Standards viable. A decoupling mechanism is designed to encourage energy conservation by restructuring utility Retail Rates to separate the recovery of fixed costs from the level of energy consumed. The policy statement allows affected utilities to file rate decoupling proposals in their next general rate case. TEP expects to file its next general rate case in July 2012. See 2012 TEP Rate Case, above.

Competition

New technological developments and the implementation of EE Standards may reduce energy consumption by TEP’s retail customers. TEP’s customers also have the ability to install renewable energy technologies and conventional generation units that could reduce their reliance on TEP’s services. Self-generation by TEP’s customers has not had a significant impact to date. In the wholesale market, TEP competes with other utilities, power marketers, and independent power producers in the sale of electric capacity and energy.

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

Sales to Mining Customers

In the first three months of 2012, kWh sales to TEP’s mining customers increased 3.0% compared with the same period last year. See Utility Sales and Revenues, Mining, above for more information.

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

In addition to the mining customers TEP currently serves, in 2007, Augusta Resources Corporation filed a plan of operations with the United States Forest Service for the proposed Rosemont Copper Mine near Tucson, Arizona. The Rosemont Copper Mine requires electric service from TEP via a 138kV transmission line for the construction and ongoing operation of the mine. A certificate of environmental compatibility (CEC) from the state line siting committee was approved in December 2011 for the 138 kV transmission line. In March 2012, the ACC conditionally approved the CEC but required additional hearings before an administrative law judge. If the Rosemont Copper Mine reaches full production, it would become TEP’s largest retail customer. TEP would serve approximately 100 MW of the Rosemont Copper Mine’s total estimated load of approximately 110 MW.

TEP cannot predict if or when existing mines will expand operations or new or re-opened mines will commence operations.

Interest Rates

TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations, as well as borrowings under its revolving credit facility. As a result, TEP may be required to pay significantly higher rates of interest on outstanding variable rate debt and borrowings under its revolving credit facility. At March 31, 2012, TEP had $215 million in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest payable under the indentures for the bonds is 10% on $37 million of bonds and 20% on the other $178 million. During the first three months of 2012, the average rates paid ranged from 0.06% to 0.18%. At April 18, 2012, the average rate on the debt was 0.24%.

TEP has a fixed-for-floating interest rate swap in place to hedge $50 million of its tax-exempt variable rate debt.

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

San Juan Mine Fire

In September 2011, a fire at the underground mine that provides coal to San Juan Generating Station (San Juan) caused mining operations to shut down. TEP owns approximately 20% of San Juan, which is operated by PNM. The mine operator estimates that mining operations are expected to resume to full production in May 2012.

Based on information we have received to date, TEP does not expect the mine fire to have a material effect on TEP’s financial condition, results of operations, or cash flows due to the current inventory of previously mined coal and the current low market price of wholesale power. TEP expects that any incremental fuel and purchased power costs would be recoverable from customers through the PPFAC, subject to ACC approval.

Retail Electric Competition Rules

In 1999, the ACC approved the Retail Electric Competition Rules (Rules) that provided a framework for the introduction of retail electric competition in Arizona. Certain portions of the ACC Rules that enabled Electric Service Providers (ESPs) to compete in the retail market were invalidated by an Arizona Court of Appeals decision in 2004. In 2008, the ACC opened an administrative proceeding to address the Rules but has since taken no action. In March 2012, Constellation NewEnergy filed an application for a Certificate of Convenience and Necessity (CC&N) with the ACC to provide competitive retail electric services in TEP’s service territory as an ESP. Unless and until the ACC clarifies the Rules and/or grants a CC&N to an ESP, it is not possible for TEP’s retail customers to use an alternative ESP. We cannot predict what changes, if any, the ACC will make to the Rules or if the ACC will grant a CC&N to an ESP.

Fair Value Measurements

TEP’s income statement exposure to energy price risk is mitigated as TEP reports the change in fair value of energy contract derivatives as a regulatory asset or a regulatory liability, or as a component in the statements of other comprehensive income, rather than in the income statement. See Note 9.

LIQUIDITY AND CAPITAL RESOURCES

TEP Cash Flows

The tables below show the cash available to TEP after capital expenditures, scheduled debt payments, and payments on capital lease obligations:

Three Months Ended March 31,	2012	2011
	-Millions of Dollars-
Net Cash Flows – Operating Activities (GAAP)	$22	$53
Amounts from Statements of Cash Flows:
Less: Capital Expenditures	(67)	(66)

Net Cash Flows after Capital Expenditures (Non-GAAP)(1)	(45)	(13)
Amounts From Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(74)	(62)
Plus: Proceeds from Investment in Lease Debt	19	38

Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (Non-GAAP)(1)	$(100)	$(37)

Three Months Ended March 31,	2012	2011
	-Millions of Dollars-
Net Cash Flows – Operating Activities (GAAP)	$22	$53
Net Cash Flows – Investing Activities (GAAP)	(43)	(27)
Net Cash Flows – Financing Activities (GAAP)	13	(26)
Net Cash Flows after Capital Expenditures (Non-GAAP)(1)	(45)	(13)
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (Non-GAAP)(1)	(100)	(37)

(1)

Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations, both non-GAAP measures of liquidity, should not be considered as alternatives to Net Cash Flows—Operating Activities, which is determined in accordance with GAAP. We believe that Net Cash Flows after Capital Expenditures and Net Cash Flows Available after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations provide useful information to investors as measures of TEP’s ability to fund capital requirements, make required principal payments on debt and capital lease obligations (net), and pay dividends to UniSource Energy.

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

Operating Activities

In the first three months of 2012, net cash flows from operating activities were $31 million lower than in the first three months of 2011 due primarily to:

•

a $34 million decrease in cash receipts from electric sales (net of fuel and purchased power costs) due in part to lower retail and long-term wholesale margins and higher coal-related fuel costs paid compared with the first three months of 2011;

partially offset by

•	a $4 million decrease in O&M costs and wages paid due in part to lower generating plant outage costs, and lower incentive payments for renewable programs.

Investing Activities

Net cash flows used for investing activities increased by $16 million in the first three months of 2012 compared with the same period last year. Proceeds from the return of investment in Springerville lease debt decreased by $19 million in the first three months of 2012 compared with the same period last year.

TEP’s capital expenditures were $67 million in the first three months of 2012, compared with $66 million in the same period last year. TEP’s estimated capital expenditures for 2012 are $289 million.

Financing Activities

In the first three months of 2012, net cash from financing activities was $39 million higher than in the same period in 2011 due to:

•	a $70 million increase in borrowings (net of repayments) made under TEP’s Revolving Credit Facility to fund in part capital lease payments;

partially offset by

•	an $18 million decrease in proceeds from the issuance of long-term debt (net of repayments); and

•	a $12 million increase in scheduled payments on capital lease obligations.

TEP Credit Agreement

The TEP Credit Agreement consists of a $200 million revolving credit and revolving letter of credit facility and a $186 million letter of credit facility to support tax-exempt bonds. The TEP Credit Agreement expires in November 2016 and is secured by $386 million of Mortgage Bonds. As of March 31, 2012, there was $105 million of outstanding borrowings and $1 million of letters of credit issued under the TEP Revolving Credit Facility.

The TEP Credit Agreement contains restrictions on liens, mergers, and sale of assets. The TEP Credit Agreement also requires TEP not to exceed a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UniSource Energy. As of March 31, 2012, TEP was in compliance with the terms of the TEP Credit Agreement.

2010 TEP Reimbursement Agreement

In December 2010, TEP entered into a four-year $37 million reimbursement agreement (2010 TEP Reimbursement Agreement). A $37 million letter of credit was issued pursuant to the 2010 TEP Reimbursement Agreement. The letter of credit supports $37 million aggregate principal amount of variable rate tax-exempt Industrial Development Bonds that were issued on behalf of TEP in December 2010.

The 2010 TEP Reimbursement Agreement contains substantially the same restrictive covenants as the TEP Credit Agreement described above. As of March 31, 2012, TEP was in compliance with the terms of the 2010 TEP Reimbursement Agreement.

2012 Bond Issuances and Redemptions

In March 2012, $177 million of unsecured tax-exempt pollution control bonds were issued on behalf of TEP. The bonds bear interest at a fixed rate of 4.50%, mature in March 2030 and may be redeemed at par on or after March 1, 2022. In April 2012, the proceeds of the bond issuance, as well as $7 million of internal cash, were used to redeem $184 million of unsecured tax-exempt bonds with interest rates of 5.85% and 5.875%, and maturity dates ranging from 2026 to 2033. See Note 4.

Capital Lease Obligations

As of March 31, 2012, TEP had $361 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease obligations:

Leases	Capital Lease Obligation Balance As of March 31, 2012	Expiration	Renewal/Purchase Option
	-Millions of Dollars-
Springerville Unit 1(1)	$191	2015	Fair market value purchase option of $159 million(2)
Springerville Coal Handling Facilities Lease	61	2015	Fixed price purchase option of $120 million(3)
Springerville Common Facilities(4)	109	2017 and 2021	Fixed price purchase option of $106 million(3)

Total Capital Lease Obligations	$361

(1)	The Springerville Unit 1 Leases cover both Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
(2)	As determined in December 2011 in an appraisal procedure undertaken pursuant to the Springerville Unit 1 lease agreements.
(3)

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

(4)	The Springerville Common Facilities Leases cover an undivided one-half interest in certain Springerville Common Facilities.

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

Income Tax Position

See UniSource Energy Consolidated, Liquidity and Capital Resources, Income Tax Position, above.

Contractual Obligations

There have been no significant changes in TEP’s contractual obligations or other commercial commitments from those reported in our 2011 Annual Report on Form 10-K, other than the following obligations established in 2012:

Payment Due in Years Ending December 31,	2012	2013	2014	2015	2016	2017 and after	Total
	-Millions of Dollars-
Long Term Debt(1)	$—	$—	$—	$—	$—	$177	$177
Purchase Obligations
Purchased Power	—	4	—	—	—	—	4
Service Agreement	2	2	2	—	—	—	6

Total Additional Contractual Cash Obligations	$2	$6	$2	$—	$—	$177	$187

(1)

In March 2012, $177 million of unsecured tax-exempt pollution control bonds were issued on behalf of TEP. The bonds bear interest at a rate of 4.5% and are due in March 2030. Proceeds were deposited with a trustee and used in April 2012, together with $7 million of internal cash, to redeem $184 million of 1998 Apache Bonds issued on behalf of TEP. See Note 4.

Dividends on Common Stock

TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and the 2010 TEP Reimbursement Agreement. As of March 31, 2012, TEP was in compliance with the terms of the TEP Credit Agreement and the 2010 TEP Reimbursement Agreement.

The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe there is a reasonable basis for TEP to pay dividends from current year earnings.

UNS GAS

RESULTS OF OPERATIONS

UNS Gas reported net income of $5 million in the first quarter 2012 and $6 million in the same quarter of 2011. The table below provides summary financial information for UNS Gas:

Three Months Ended March 31,	2012	2011
	-Millions of Dollars-
Gas Retail Revenues	$51	$58
Other Revenues	2	1

Total Operating Revenues	53	59

Purchased Gas Expense	29	37
Increase to Reflect Purchased Gas Adjustor (PGA) Recovery Treatment	3	—
O&M	7	7
Depreciation and Amortization	2	2
Taxes Other Than Income Taxes	1	1

Total Other Operating Expenses	42	47

Operating Income	11	12
Total Interest Expense	2	2
Income Tax Expense	4	4

Net Income	$5	$6

The table below includes UNS Gas’ therm sales and margin revenues for the first quarters of 2012 and 2011:

			Increase (Decrease)
Three Months Ended March 31,	2012	2011	Amount	Percent(1)
	-Millions of Therms-
Gas Retail Sales:
Residential	31	33	(2)	(6.1%)
Commercial	10	11	(1)	(5.7%)
Industrial	1	1	—	(17.2%)
Public Authorities	3	3	—	(6.8%)

Total Gas Retail Sales	45	48	(3)	(6.3%)
Negotiated Sales Program (NSP)	7	7	—	(2.1%)

Total Gas Sales	52	55	(3)	(5.7%)

	-Millions of Dollars-
Retail Margin Revenues:
Residential	$14	$14	$—	(3.9%)
Commercial	3	4	(1)	(5.1%)
Industrial	—	—	—	(11.9%)
Public Authorities	1	1	—	(7.4%)

Total Retail Margin Revenues (Non-GAAP)(2)	18	19	(1)	(4.3%)
Transport and NSP	4	5	(1)	(19.5%)
Retail Fuel Revenues	29	34	(5)	(14.8%)

Total Gas Revenues (GAAP)	$51	$58	$(7)	(11.9%)

Weather Data:
Heating Degree Days
Three Months Ended March 31,	11,471	12,198	(727)	(6.0%)
10-Year Average	11,890	11,950	NM	NM

(1)	Percent change calculated on unrounded data and may not correspond exactly to data shown in table.
(2)

Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Total Retail Sales, which is determined in accordance with GAAP. Retail Margin Revenues excludes revenues collected from retail customers that are directly offset by expenses recorded in other line items. We believe the change in Retail Margin Revenues between periods provides useful information to investors because it demonstrates the underlying revenue trend and performance of our core utility business. Retail Margin Revenues represents the portion of retail operating revenues available to cover the non-fuel operating expenses of our core utility business.

Retail therm sales during the first quarter of 2012 decreased by 6.3%, due in part to a 6.0% decrease in Heating Degree Days compared with the first quarter of 2011. Correspondingly, retail margin revenues decreased by 4.3%, or $1 million, compared with the first quarter of 2011.

UNS Gas supplies natural gas to some of its large transportation customers through an NSP. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the PGA mechanism which reduces the gas commodity price.

FACTORS AFFECTING RESULTS OF OPERATIONS

Competition

New technological developments and the implementation of Gas Energy Efficiency Standards (Gas EE Standards) may reduce energy consumption by UNS Gas’ retail customers. Customers of UNS Gas also have the ability to switch from gas to an alternate energy source that could reduce their reliance on services provided by UNS Gas.

Rates

2011 UNS Gas Rate Filing

Due to increases in capital and operating costs, UNS Gas filed a general rate case with the ACC in April 2011 requesting higher Base Rates. In April 2012, the ACC approved a Base Rate increase of $2.7 million as well as a mechanism to enable UNS Gas to recover lost fixed-cost revenues as a result of implementing the ACC’s Gas EE Standards.

The table below summarizes UNS Gas’ initial request and the ACC order:

	Initial Request by UNS Gas	ACC Order
Original Cost Rate Base (as of 12/31/2010)	$184 million	$183 million
Revenue Deficiency	$5.6 million	$2.7 million
Cost of Equity	10.5%	9.75%
Actual Capital Structure	51% equity /49% debt	51% equity /49% debt
Weighted Average Cost of Capital	8.7%	8.3%

The new rates will be effective on May 1, 2012. The impact of the Base Rate increase on customers’ bills will be offset by a temporary credit adjustment to the PGA. See Purchased Gas Adjustor (PGA), below, for more information.

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

The PGA mechanism has two components, the PGA factor and the PGA surcharge or credit. The PGA factor is a mechanism that calculates the twelve-month rolling weighted average gas cost and automatically adjusts monthly, subject to limitations on how much the price per therm may change in a 12-month period. The annual cap on the maximum increase in the PGA factor is 15 cents per therm in a 12-month period.

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

In February 2012, UNS Gas requested ACC authorization for a temporary 4.5 cent per therm credit adjustment to the PGA to return over-collected PGA costs to customers. At March 31, 2012, the PGA bank balance was over-collected by $14 million on a billed-to-customers basis. In April 2012, the ACC approved the temporary PGA credit of 4.5 cents per therm which will be applied to customers’ bills beginning on May 1, 2012, and continuing through April 2014. The credit adjustment is expected to return approximately $10 million of over-collected PGA costs to customers.

Electric Energy Efficiency Standards

In August 2010, the ACC approved new Gas Utility Energy Efficiency Standards (Gas EE Standards) designed to require UNS Gas and other affected utilities to implement cost-effective DSM programs. In 2011, the Gas EE Standards targeted total retail therm savings equal to 0.5% of 2010 sales; UNS Gas estimates its total savings in 2011 were 0.2%. Targeted savings increase annually in subsequent years until they reach a cumulative annual reduction in retail therm sales of 6% by 2020.

The Gas EE Standards can be met by: new and existing DSM programs, renewable energy technology that displaces gas, and by a portion of energy efficient building codes. The Gas EE Standards provide for the recovery of costs incurred to implement DSM programs. UNS Gas’ DSM programs and Retail Rates charged to customers for these programs are subject to ACC approval.

In April 2011, UNS Gas filed its 2011- 2012 EE implementation plan. In September 2011, UNS Gas filed updated information in support of its plan which included a request for waiver of the Gas EE Standards. In April 2012, UNS Gas filed a request to amend its plan to include its 2013 EE plan and for a modified waiver of the Gas EE Standards. We cannot predict when the ACC will rule on the EE plan or the subsequent requests.

Fair Value Measurements

UNS Gas’ income statement exposure to risk is mitigated as UNS Gas reports the change in fair value of energy contract derivatives as a regulatory asset or a regulatory liability rather than in the income statement. See Note 9.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

UNS Gas expects operating cash flows to fund all of its construction expenditures during 2012. However, if natural gas prices rise and UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, UNS Gas may require additional funding to meet operating and capital requirements. Sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.

Cash Flows and Capital Expenditures

Cash Flows

The table below provides summary cash flow information for UNS Gas:

Three Months Ended March 31,	2012	2011
	-Millions of Dollars-
Cash Provided By (Used In):
Operating Activities	$15	$15
Investing Activities	(3)	(2)
Financing Activities	(10)	(10)

Net Increase in Cash	2	3
Beginning Cash	38	29

Ending Cash	$40	$32

Capital Expenditures

UNS Gas incurred capital expenditures of $3 million in the first quarter of 2012. Total capital expenditures for 2012 are estimated to be $11 million.

UNS Gas/UNS Electric Revolver

The UNS Gas/UNS Electric Revolver consists of a $100 million unsecured revolving credit and revolving letter of credit facility. Either company can borrow up to a maximum of $70 million as long as the combined amount borrowed does not exceed $100 million. The UNS Gas/UNS Electric Revolver expires November 2016.

UNS Gas is only liable for UNS Gas’ borrowings, and similarly, UNS Electric is only liable for UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver. As of March 31, 2012, UNS Gas had no outstanding borrowings or letters of credit under the UNS Gas/UNS Electric Revolver.

The UNS Gas/UNS Electric Revolver restricts additional indebtedness, liens, and mergers. It also requires each borrower not to exceed a maximum leverage ratio. Each borrower may pay dividends so long as it maintains compliance with the agreement. As of March 31, 2012, UNS Gas and UNS Electric each were in compliance with the terms of the UNS Gas/UNS Electric Revolver.

Interest Rate Risk

UNS Gas is subject to interest rate risk resulting from changes in interest rates on its borrowings under its revolving credit facility. The interest paid on revolving credit borrowings is variable. If LIBOR or other benchmark interest rates increase, UNS Gas may be required to pay higher rates of interest on borrowings under its revolving credit facility. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, below.

Contractual Obligations

There have been no significant changes in UNS Gas’ contractual obligations or other commercial commitments from those reported in our 2011 Annual Report on Form 10-K, other than the following obligations established in 2012:

UNS Gas entered into new commitments for fuel that will settle in April 2012 through March 2015. Certain of these contracts are at a fixed price per MMBtu and others are indexed to natural gas prices. Based on projected market prices as of March 31, 2012, UNS Gas’ estimated minimum payment obligation for these purchases is $2 million in each of 2012, 2013, and 2014 and $1 million in 2015.

Dividends on Common Stock

UNS Gas paid dividends to UniSource Energy, through UES, of $10 million in February 2012, and in February 2011. UNS Gas’ ability to pay future dividends will depend on the cash needs for capital expenditures and various other factors.

The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. As of March 31, 2012, UNS Gas was in compliance with the terms of its note purchase agreement.

UNS ELECTRIC

RESULTS OF OPERATIONS

UNS Electric purchased BMGS from UED for $63 million on July 1, 2011. In accordance with this transfer between two UniSource Energy subsidiaries under common control, the first quarters of 2012 and 2011 both reflect the results of BMGS. The transaction had no impact on UniSource Energy’s consolidated financial statements. See Note 3.

UNS Electric reported net income of $3 million in the first quarter of 2012, compared with net income of $4 million in the first quarter of 2011. Like TEP, UNS Electric’s operations are generally seasonal in nature, with peak energy demand occurring in the summer months. The table below provides summary financial information for UNS Electric:

Three Months Ended March 31,	2012	2011
	-Millions of Dollars-
Retail Electric Revenues	$39	$44
Wholesale Electric Revenues	8	7
Other Revenues	1	—

Total Operating Revenues	48	51
Purchased Energy Expense	22	25
Fuel Expense	1	1
Transmission Expense	2	3
Increase (Decrease) to reflect PPFAC Recovery	2	3
O&M	8	7
Depreciation and Amortization Expense	5	4
Taxes Other Than Income Taxes	1	1

Total Other Operating Expenses	41	44

Operating Income	7	7
Total Interest Expense	2	1
Income Tax Expense	2	2

Net Income	$3	$4

The table below shows UNS Electric’s kWh sales and revenues for the first quarters of 2012 and 2011:

			Increase (Decrease)
Three Months Ended March 31,	2012	2011	Amount	Percent(1)
	- Millions of kWh -
Electric Retail Sales:
Residential	171	180	(9)	(5.3%)
Commercial	131	131	—	NM
Industrial	53	52	1	2.9%
Mining	28	59	(31)	(53.0%)
Public Authorities	—	—	—	(9.5%)

Total Electric Retail Sales	383	422	(39)	(9.3%)

	-Millions of Dollars-
Retail Margin Revenues:
Residential	$7	$6	$1	1.0%
Commercial	6	7	(1)	(6.0%)
Industrial	2	2	—	4.5%
Mining	2	2	—	6.2%
Public Authorities	—	—	—	NM

Total Retail Margin Revenues (Non-GAAP)(2)	17	17	—	(0.6%)
Fuel and Purchased Power Revenues	19	25	(6)	(22.8%)
RES & DSM Revenues	3	2	1	NM

Total Retail Revenues (GAAP)	$39	$44	$(5)	(10.1%)

	2012	2011
Weather Data:
Cooling Degree Days
Three Months Ended March 31	3,144	3,522	(378)	(10.7%)
10-Year Average	3,369	3,402	NM	NM

(1)	Percent change calculated on unrounded data and may not correspond exactly to data shown in table.
(2)

Retail Margin Revenues, a non-GAAP financial measure, should not be considered as an alternative to Total Retail Revenues, which is determined in accordance with GAAP. Retail Margin Revenues exclude revenues collected from retail customers that are directly offset by expenses recorded in other line items. We believe the change in Retail Margin Revenues between periods provides useful information to investors because it demonstrates the underlying revenue trend and performance of our core utility business. Retail Margin Revenues represents the portion of retail operating revenues available to cover the non-fuel operating expenses of our core utility business.

Total retail kWh sales in the first quarter of 2012 decreased by 9.3% compared with the same period last year. The decline in retail kWh sales is primarily due to one of UNS Electric’s mining customers generating a portion of its own electricity needs. Retail margin revenues in the first quarter of 2012 were consistent with the first quarter of 2011. See Factors Affective Results of Operations, Mining Customer, below.

FACTORS AFFECTING RESULTS OF OPERATIONS

Competition

New technological developments and the implementation of Electric EE Standards may reduce energy consumption by UNS Electric’s retail customers. In addition, UNS Electric customers have the ability to install renewable energy technologies and conventional generation units that could reduce their reliance on UNS Electric’s service. Self-generation by UNS Electric customers has not had a significant impact to date.

Mining Customer

UNS Electric’s largest customer, a copper mine located near Kingman, Arizona, began generating a portion of its own electricity needs in 2011. In 2012, UNS Electric expects its mining kWh sales to decrease by approximately 50% compared with 2011. However, due to UNS Electric’s Retail Rate structure, UNS Electric expects the margin revenues from this customer to be near the same level as 2011. In the first quarters of 2012 and 2011, UNS Electric’s mining-related margin revenues were $2 million.

Renewable Energy Standard and Tariff

As part of the 2010 UNS Electric rate order, the ACC authorized UNS Electric to recover operating costs, depreciation, property taxes, and a return on its investment in company-owned solar projects through RES funds until these costs are reflected in its Base Rates. Under these terms, UNS Electric expects to invest $5 million annually in 2012 through 2014 in solar photovoltaic projects. We estimate that each $5 million investment would build approximately 1.25 MW of solar capacity.

Interest Rates

UNS Electric is subject to interest rate risk resulting from changes in interest rates on its borrowings under its revolving credit facility. The interest paid on revolving credit borrowings is variable. If LIBOR or other benchmark interest rates increase, UNS Electric may be required to pay higher rates of interest on borrowings under its revolving credit facility.

Electric Energy Efficiency Standards

In 2010, the ACC approved EE Standards. See Tucson Electric Power, Factors Affecting Results of Operations, Electric Energy Efficiency Standards, above for more information.

In January 2012, the ACC approved UNS Electric’s 2012 EE implementation plan. UNS Electric’s plan includes an annual performance incentive of less than $1 million. In 2011, UNS Electric’s programs saved energy equal to approximately 0.76% of its 2010 sales. In 2012, the EE Standards target total a cumulative kWh savings of 3% of 2011 sales.

Fair Value Measurements

UNS Electric’s income statement exposure to risk is mitigated as UNS Electric reports the change in fair value of energy contract derivatives as a regulatory asset or a regulatory liability rather than in the income statement. See Note 9.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

UNS Electric expects operating cash flows to fund a portion of its construction expenditures during 2012. Additional sources of funding future capital expenditures could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UniSource Energy.

Cash Flows and Capital Expenditures

Cash Flows

The table below provides summary cash flow information for UNS Electric:

Three Months Ended March 31,	2012	2011
	-Millions of Dollars-
Cash Provided By (Used In):
Operating Activities	$13	$14
Investing Activities	(9)	(7)
Financing Activities	—	(2)

Net Increase in Cash	4	5
Beginning Cash	5	11

Ending Cash	$9	$16

Capital Expenditures

UNS Electric had capital expenditures of $9 million in the first quarter of 2012 and estimates total capital expenditures in 2012 of $37 million.

UNS Gas/UNS Electric Revolver

See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.

UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue letters of credit to provide credit enhancement for its energy procurement and hedging activities. As of March 31, 2012, UNS Electric had no outstanding borrowings and $4 million of letters of credit issued under the UNS Gas/UNS Electric Revolver.

Contractual Obligations

There have been no significant changes in UNS Electric’s contractual obligations or other commercial commitments from those reported in our 2011 Annual Report on Form 10-K, other than the following obligations established in 2012:

UNS Electric entered into new forward purchase power commitments that will settle at fixed prices per MWh from January 2014 through December 2014. UNS Electric’s minimum payment obligation for these purchases is $8 million.

Dividends on Common Stock

As of March 31, 2012, UNS Electric has not paid dividends. UNS Electric’s ability to pay dividends will depend on the cash needs for capital expenditures and various other factors.

The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as (a) no default or event of default exists and (b) it could incur additional debt under the debt incurrence test. As of March 31, 2012, UNS Electric was in compliance with the terms of its note purchase agreement, and the terms of the UNS Gas/UNS Electric Revolver.

OTHER NON-REPORTABLE BUSINESS SEGMENTS

RESULTS OF OPERATIONS

The table below summarizes the income (loss) for the other non-reportable segments:

Three Months Ended March 31,	2012	2011
	-Millions of Dollars-
Millennium	$1	$—
Other(1)	(2)	(2)

Total Other	$(1)	$(2)

(1)	Includes parent company expenses, UED, and reconciling adjustments.

Millennium

Millennium recorded net income of $1 million in the first quarter of 2012 compared with no net income or losses in the first quarter of 2011.

UniSource Energy Parent Company

UniSource Energy parent company expenses primarily include interest expense (net of tax) related to the UniSource Energy Convertible Senior Notes and the UniSource Credit Agreement.

FACTORS AFFECTING RESULTS OF OPERATIONS

Millennium Investments

At March 31, 2012, Millennium had assets of $20 million including a $15 million note receivable due June 2012 and a cash balance of $5 million.

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our accounting policies from those disclosed in our 2011 Form 10-K.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. UniSource Energy and TEP are including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or for UniSource Energy or TEP in this Quarterly Report on Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, and other statements that are not statements of historical facts. Forward-looking statements may be identified by the use of words such as anticipates, estimates, expects, intends, plans, predicts, projects, and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of UniSource Energy or TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, UniSource Energy and TEP disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed therein. We express our expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s expectations, beliefs or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part II, Item 1A. Risk Factors; Part I, Item 2. Management’s Discussion and Analysis; and other parts of this report. These factors include: state and federal regulatory and legislative decisions and actions; regional economic and market conditions which could affect customer growth and energy usage; weather variations affecting energy usage; the cost of debt and equity capital and access to capital markets; the performance of the stock market and changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and the related contribution requirements and expense; unexpected increases in O&M expense; resolution of pending litigation matters; changes in accounting standards; changes in critical accounting estimates; the ongoing restructuring of the electric industry; changes to long-term contracts; the cost of fuel and power supplies; cyber attacks or challenges to our information security; and the performance of TEP’s generating plants.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UniSource Energy’s and TEP’s primary market risks include fluctuations in interest rates, commodity prices and volumes, and counterparty credit. Fluctuations in interest rates can affect earnings and cash flows. We enter into interest rate swaps and financing transactions to manage changes in interest rates. Fluctuations in commodity prices and volumes and counterparty credit losses may temporarily affect cash flows, but are not expected to affect earnings due to expected recovery through regulatory mechanisms.

There have been no additional risks and no material changes to market risks disclosed in Part II, Item 7A in UniSource Energy’s and TEP’s Annual Report on Form 10-K for the year ended December 31, 2011, other than the following:

Commodity Price Risk—TEP

See Item 2. Management’s Discussion and Analysis, Tucson Electric Power, Factors Affecting Results of Operations, Long-Term Wholesale Sales, Salt River Project.

ITEM 4. – CONTROLS AND PROCEDURES

UniSource Energy’s and TEP’s Chief Executive Officer and Chief Financial Officer supervised and participated in UniSource Energy’s and TEP’s evaluation of their disclosure controls and procedures as such term is defined under Rule 13a – 15(e) or Rule 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in UniSource Energy’s and TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by UniSource Energy and TEP in the reports that they file or submit under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, UniSource Energy’s and TEP’s Chief Executive Officer and Chief Financial Officer concluded that UniSource Energy’s and TEP’s disclosure controls and procedures are effective.

While UniSource Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UniSource Energy’s or TEP’s internal control over financial reporting during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, UniSource Energy’s or TEP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

See the legal proceedings described in Item 3. – Legal Proceedings in our 2011 Annual Report on Form 10-K and in Note 6 and in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, which descriptions in Note 6 and Item 2 are incorporated herein by reference.

ITEM 1A. – RISK FACTORS

The business and financial results of UniSource Energy and TEP are subject to numerous risks and uncertainties. There are no significant changes to the risks and uncertainties reported in our 2011 Annual Report on Form 10-K, other than the addition of operational risk factors for our gas operations described below:

The nature of our gas operations presents inherent risks of loss that could adversely affect our results of operations.

UNS Gas’ operations are subject to inherent hazards and risks such as gas leaks, fires, natural disasters, catastrophic accidents, explosions, pipeline ruptures, and other hazards and risks that may cause unforeseen interruptions, personal injury, or property damage. Additionally, our facilities, machinery, and equipment, including our pipelines, are subject to third party damage from construction activities, vandalism, or acts of terrorism. Such incidents could result in severe business disruptions, significant decreases in revenues, and/or significant additional costs to us. Any such incident could have an adverse effect on our financial condition, earnings, and cash flows. In addition, any of these or similar events could cause environmental pollution, personal injury or death claims, damage to our properties or the properties of others, or loss of revenue by us or others.

ITEM 2. – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

See Part I, Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, UniSource Energy Consolidated, Liquidity and Capital Resources, Convertible Senior Notes.

ITEM 5. – OTHER INFORMATION

COMPREHENSIVE INCOME

The Financial Accounting Standards Board issued authoritative guidance that eliminated the option to report other comprehensive income in the statement of changes in equity. Rather, an entity must elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. Effective in the first quarter of 2012, we elected to include separate statements of comprehensive income (loss) with our financial statements.

UniSource Energy’s and TEP’s comprehensive income for the previous three years are presented below:

	UniSource Energy Years Ended December 31,
	2011	2010	2009
	-Thousands of Dollars-
Comprehensive Income
Net Income	$109,975	$112,984	$105,901

Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Cash Flow Hedges, net of $2,376; $4,216; and ($33) income taxes	(3,626)	(6,431)	51

Reclassification of Realized Losses on Cash Flow Hedges to Net Income, net of ($1,412); ($2,140); and ($690) income taxes	2,153	3,264	1,053

Supplemental Executive Retirement Plan (SERP) Benefit Adjustments, net of ($804); $523; and $33 income taxes	1,158	(800)	(51)

Total Other Comprehensive Income (Loss), Net of Income Taxes	(315)	(3,967)	1,053

Total Comprehensive Income	$109,660	$109,017	$106,954

	TEP Years Ended December 31,
	2011	2010	2009
	-Thousands of Dollars-
Comprehensive Income
Net Income	$85,334	$108,260	$90,688

Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Cash Flow Hedges, net of $2,331; $4,216; and ($33) income taxes	(3,555)	(6,431)	51

Reclassification of Realized Losses on Cash Flow Hedges to Net Income, net of ($1,390); ($2,140); and ($690) income taxes	2,122	3,264	1,053

Supplemental Executive Retirement Plan (SERP) Benefit Adjustments, net of ($804); $523; and $33 income taxes	1,158	(800)	(51)

Total Other Comprehensive Income (Loss), Net of Income Taxes	(275)	(3,967)	1,053

Total Comprehensive Income	$85,059	$104,293	$91,741

RATIO OF EARNINGS TO FIXED CHARGES

The following table reflects the ratio of earnings to fixed charges for UniSource Energy and TEP:

	Three Months Ended	Twelve Months Ended
	March 31, 2012	March 31, 2012
UniSource Energy	1.338	2.368

TEP	N/M	2.308

For purposes of this computation, earnings are defined as pre-tax earnings plus interest expense and amortization of debt discount and expense related to indebtedness. Fixed charges are interest expense, including amortization of debt discount and expense on indebtedness.

For the three months ended March 31, 2012, TEP’s Ratio of Earnings to Fixed Charges was less than 1.00. TEP’s earnings (as defined above), were deficient by $3 million. The deficiency had no impact on TEP’s debt covenants.

ENVIRONMENTAL MATTERS

Clean Air Act Requirements

TEP generating facilities are subject to Environmental Protection Agency (EPA) limits on the amount of sulfur dioxide (SO2), nitrogen oxide (NOx), and other emissions released into the atmosphere. TEP may incur additional costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at its generating facilities. Compliance with these changes may reduce operating efficiency.

TEP has sufficient Emission Allowances to comply with acid rain SO2 regulations.

EPA Information Request

TEP submitted its response to the request received in 2010 from the EPA under Section 114 of the Clean Air Act for information regarding projects and operations at the H. Wilson Sundt Generating Station (Sundt). TEP owns and operates all four units at Sundt. Units 1, 2, and 3 can be operated on either natural gas or diesel oil. Unit 4 can be operated on either natural gas or coal.

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

Navajo

Based on the EPA’s final standards, mercury and particulate emission control equipment may be required at Navajo by 2015. TEP’s share of the estimated capital cost of this equipment for Navajo is less than $1 million for mercury control and approximately $43 million if the installation of baghouses to control particulates is necessary. TEP expects its share of the annual operating costs for mercury control and baghouses to be less than $1 million each.

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

Sundt

TEP does not anticipate the final EPA rule will have a material impact on TEP’s capital expenditures related to Sundt.

Four Corners

Based on the EPA’s final standards, mercury emission control equipment may be required at Four Corners by 2015. The estimated capital cost of this equipment is less than $1 million. The annual operating cost associated with the mercury emission control equipment is expected to be less than $1 million.

Climate Change

In 2007, the Supreme Court ruled in Commonwealth of Massachusetts, et al. v. EPA that Carbon Dioxide and other greenhouse gases (GHGs) are air pollutants under the Clean Air Act. In 2009, the EPA issued a final Endangerment Finding stating that GHGs endanger public health and welfare. The EPA issued final GHG regulations for new motor vehicles in 2010, triggering GHG permitting requirements for power plants under the Clean Air Act. As of January 2011, air quality permits for new sources and modifications of existing sources must include an analysis for GHG controls. In the near term, based on our current construction plans, we do not expect the new permitting requirements to impact TEP or UNS Electric.

In March 2012, the EPA released its proposed new source performance standard for GHGs. TEP does not anticipate any material impact on its existing facilities.

While the debate over the direction of domestic climate policy continues on the national level, several states have developed state-specific policies or regional initiatives to reduce GHG emissions. In 2007, the governors of several western states, including the then-governor of Arizona, signed the Western Regional Climate Action Initiative (the Western Climate Initiative) which directed their respective states to develop a regional target for reducing GHGs. The states in the Western Climate Initiative announced a target of reducing GHG emissions by 15% below 2005 levels by 2020. In 2008, the Western Climate Initiative participants submitted their design recommendation for the Western Climate Initiative cap-and-trade program for GHG emissions with an implementation date set for 2012. In November 2011, the State of Arizona formally withdrew from the Western Climate Initiative.

In 2010, New Mexico adopted regulations limiting GHG emissions from power plants and providing for participation in the Western Climate Initiative. Several parties filed petitions to repeal those regulations and the New Mexico Environmental Improvement Board held hearings on the repeal petitions in November and December 2011. In the first quarter of 2012, the New Mexico Environmental Improvement Board repealed all of the 2010 GHG regulations.

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

Compliance with the EPA’s BART determinations, coupled with the financial impact of future climate change legislation, other environmental regulations and other business considerations, could jeopardize the economic viability of the San Juan, Four Corners, and Navajo plants or the ability of individual participants to meet their obligations and maintain participation in these plants. TEP cannot predict the ultimate outcome of these matters.

Navajo

The EPA is expected to issue a proposed rule establishing the BART for Navajo following the consideration of a report by the National Renewable Energy Laboratory in partnership with the Department of the Interior and the Department of Energy. The report addresses potential energy, environmental, and economic issues related to compliance with the regional haze rule. The report was submitted to the EPA in January 2012. A final BART rule is expected later in 2012. If the EPA determines that selective catalytic reduction (SCR) is required at Navajo, the capital cost impact to TEP is estimated to be $42 million. In addition, the installation of SCR at Navajo could increase the plant’s particulate emissions, necessitating the installation of baghouses. If baghouses are required, TEP’s estimated share of the capital expenditure for the required baghouses would be approximately $43 million. The cost of required pollution controls will not be known until final determinations are made by the regulatory agencies. TEP anticipates that if the EPA finalizes a BART rule for Navajo that requires SCR, the owners would have five years to achieve compliance.

San Juan

In August 2011, the EPA issued a Federal Implementation Plan (FIP) establishing new emission limits for air pollutants at San Juan. The FIP requires the installation of SCR technology with sorbent injection on all four units within five years in order to reduce NOx and control sulfuric acid emissions. San Juan is able to meet the FIP’s SO2 limit with current emissions control equipment. Based on two cost analyses commissioned by PNM, TEP’s share of the cost to install SCR with sorbent injection is estimated to be between $180 and $200 million.

In 2011, PNM filed a petition for review of, and a motion to stay the implementation of the FIP with the Tenth Circuit U.S. Court of Appeals (Circuit Court). In addition, PNM filed a request for reconsideration of the rule with the EPA, and a request to stay the effectiveness of the rule pending the EPA’s reconsideration, and the review by the Circuit Court. The State of New Mexico filed similar motions with the Circuit Court and EPA. In March 2012, the Circuit Court denied the motion for stay.

Several environmental groups were granted permission to join in opposition to PNM’s petition to review in the Circuit Court. In addition, WildEarth Guardians filed a separate appeal against the EPA challenging the five-year, rather than three-year, implementation schedule. PNM was granted permission to join in opposition to that appeal.

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

UNISOURCE ENERGY CORPORATION (Registrant)

Date: April 30, 2012	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

TUCSON ELECTRIC POWER COMPANY (Registrant)

Date: April 30, 2012	/s/ Kevin P. Larson
Kevin P. Larson Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

*4(a) —	Indenture of Trust, dated as of March 1, 2012, between The Industrial Development Authority of the County of Apache and U.S. Bank Trust National Association, authorizing Pollution Control Revenue Bonds, 2012 Series A (Tucson Electric Power Company Project) (Form 8-K dated March 21, 2012 – Exhibit 4(a)).

*4(b) —	Loan Agreement, dated as of March 1, 2012, between The Industrial Development Authority of the County of Apache and TEP, relating to Pollution Control Revenue Bonds, 2012 Series A (Tucson Electric Power Company Project) (Form 8-K dated March 21, 2012 – Exhibit 4(b)).

12(a) —	Computation of Ratio of Earnings to Fixed Charges – UniSource Energy.

12(b) —	Computation of Ratio of Earnings to Fixed Charges – TEP.

15(a) —	Letter regarding unaudited interim financial information – UniSource Energy.

15(b) —	Letter regarding unaudited interim financial information – TEP.

31(a) —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by Paul J. Bonavia.

31(b) —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UniSource Energy, by Kevin P. Larson.

31(c) —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Paul J. Bonavia.

31(d) —	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Kevin P. Larson.

**32 —	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

**101 —	The following materials from UniSource Energy Corporation’s and Tucson Electric Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language):

(a)	UniSource Energy Corporation’s and Tucson Electric Power Company’s (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity; and

(b)	Notes to Condensed Consolidated Financial Statements.

*	Previously filed as indicated and incorporated herein by reference.

**	Not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.