Form 10-Q
period 2012-09-30
TUCSON ELECTRIC POWER CO; UNS Energy Corp
filed 2012-11-02
CIK 100122, 941138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 22, 2012, 43,384,111 shares of UNS Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding. As of October 22, 2012, Tucson Electric Power Company had 32,139,434 shares of common stock outstanding, no par value, all of which were held by UNS Energy Corporation.

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

i

DEFINITIONS

The abbreviations and acronyms used in the 2012 third quarter report on Form 10-Q are defined below:

1992 Mortgage	TEP’s Indenture of Mortgage and Deed of Trust, dated as of December 1, 1992, to the Bank of New York Mellon, successor trustee, as supplemented
2008 TEP Rate Order	A rate order issued by the Arizona Corporation Commission resulting in a new retail rate structure for TEP, effective December 1, 2008
2010 TEP Reimbursement Agreement ACC	Reimbursement Agreement, dated December 14, 2010, between TEP, as borrower, and a financial institution Arizona Corporation Commission
AFUDC	Allowance for Funds Used During Construction
APS	Arizona Public Service Company
Base Rates

The portion of TEP’s and UNS Electric’s Retail Rates attributed to generation, transmission, distribution costs, and customer charge; and UNS Gas’ delivery costs and customer charge. Base Rates exclude costs that are passed through to customers for fuel and purchased energy costs.

BART BHP BMGS	Best Available Retrofit Technology BHP Minerals International, Inc. Black Mountain Generating Station
Btu	British thermal unit(s)
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in megawatts
CCRs Circuit Court CC&N Common Stock	Coal Combustion Residuals United States Court of Appeals Certificate of Convenience and Necessity UNS Energy Corporation’s common stock, without par value
Company Convertible Senior Notes Cooling Degree Days

UNS Energy Corporation and its subsidiaries

UNS Energy Corporation’s 4.5% Convertible Senior Notes

An index used to measure the impact of weather on energy usage calculated by subtracting 75 from the average of the high and low daily temperatures

DSM	Demand Side Management
ECA EEIP Electric EE Standards Energy	Environmental Compliance Adjustor Energy Efficiency Implementation Plan Electric Energy Efficiency Standards The amount of power produced over a given period of time measured in megawatt-hours
EPA	Environmental Protection Agency
EPS ESP FERC FIP	Earnings Per Share Electric Service Providers Federal Energy Regulatory Commission Federal Implementation Plan
Four Corners	Four Corners Generating Station
GAAP Gas EE Standards GBtu GHG	Generally Accepted Accounting Principles Gas Energy Efficiency Standards Billion British thermal units Green House Gases
GWh Heating Degree Days IRS	Gigawatt-hour(s) An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65 Internal Revenue Service
kV kWh	Kilo-volt Kilowatt-hour(s)
LFCR LOC	Lost Fixed Cost Recovery Mechanism Letter of Credit
LIBOR	London Interbank Offered Rate
Luna	Luna Generating Station

Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UNS Energy Corporation
MMBtu Mortgage Bonds	Million British thermal units Mortgage Bonds issued under the 1992 Mortgage
MW	Megawatt(s)
MWh	Megawatt-hour(s)
Navajo O&M NSP NTUA	Navajo Generating Station Operations and Maintenance Expense Negotiated Sales Program Navajo Tribal Utility Authority
NOx PGA	Nitrogen Oxide Purchased Gas Adjustor, a Retail Rate mechanism designed to recover the cost of gas purchased for retail gas customers
PNM	Public Service Company of New Mexico
PNMR PPA PPFAC	PNM Resources, Incorporated, PNM’s parent company Power Purchase Agreement Purchased Power and Fuel Adjustment Clause
PSD RCRA REC RES	Prevention of Significant Deterioration Resource Conservation and Recovery Act Renewable Energy Credit Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility an opportunity to recover its reasonable operating and capital costs and earn a return on its utility plant in service
Rules San Juan	Retail Electric Competition Rules established by the ACC in 1999 San Juan Generating Station
SERP	Supplemental Executive Retirement Plan
SCR SES SJCC SMCRA SO2 Springerville

Selective Catalytic Reduction

Southwest Energy Solutions, a wholly-owned subsidiary of Millennium

San Juan Coal Company

Surface Mine Control and Reclamation Act

Sulfur Dioxide

Springerville Generating Station

Springerville Common Facilities	Facilities at Springerville used in common by all four Springerville units
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities
Springerville Unit 1	Unit 1 of the Springerville Generating Station
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities
Springerville Unit 2	Unit 2 of the Springerville Generating Station
Springerville Unit 3	Unit 3 of the Springerville Generating Station
Springerville Unit 4	Unit 4 of the Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
TEP Credit Agreement	Second Amended and Restated Credit Agreement between TEP and a syndicate of banks, dated as of November 9, 2010 (as amended)
TEP Letter of Credit Facility TEP Revolving Credit Facility	Letter of credit facility under the TEP Credit Agreement Revolving credit facility under the TEP Credit Agreement
Therm	A unit of heating value equivalent to 100,000 Btus
Tri-State	Tri-State Generation and Transmission Association, Inc.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UNS Energy Corporation
UES	UniSource Energy Services, Inc., an intermediate holding company established to own the operating companies UNS Gas and UNS Electric

UNS Credit Agreement	Second Amended and Restated Credit Agreement between UNS Energy Corporation and a syndicate of banks, dated as of November 9, 2010 (as amended)
UNS Energy	UNS Energy Corporation (formally known as UniSource Energy Corporation)
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES
UNS Gas/UNS Electric Revolver

Revolving credit facility under the Second Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, UES as guarantor, and a syndicate of banks, dated as of November 9, 2010 (as amended)

v

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

UNS Energy Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of UNS Energy Corporation and its subsidiaries (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and nine-month periods ended September 30, 2012 and 2011, the condensed consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2012, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Phoenix, Arizona November 2, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Tucson Electric Power Company:

We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and nine-month periods ended September 30, 2012 and 2011, the condensed consolidated statement of changes in stockholder’s equity for the nine-month period ended September 30, 2012, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of income, of cash flows, of capitalization, and of changes in stockholder’s equity and comprehensive income for the year then ended (not presented herein), and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Phoenix, Arizona November 2, 2012

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended			Nine Months Ended
September 30,			September 30,
2012	2011		2012	2011
(Unaudited)			(Unaudited)
-Thousands of Dollars-			-Thousands of Dollars-
(Except Per Share Amounts)			(Except Per Share Amounts)
		Operating Revenues
$353,473	$363,385	Electric Retail Sales	$850,975	$856,216
32,494	41,847	Electric Wholesale Sales	98,282	121,506
15,407	16,831	Gas Retail Sales	85,621	99,041
35,887	28,884	Other Revenues	88,427	88,624

437,261	450,947	Total Operating Revenues	1,123,305	1,165,387

		Operating Expenses
92,873	98,962	Fuel	245,933	252,103
60,238	88,734	Purchased Energy	174,891	233,344
4,500	(1,354)	Transmission	10,738	4,612
18,076	(3,576)	Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	29,730	(5,174)

175,687	182,766	Total Fuel and Purchased Energy	461,292	484,885
98,346	90,781	Operations and Maintenance	283,587	281,888
35,145	33,553	Depreciation	105,319	99,653
9,069	7,882	Amortization	26,845	22,513
12,605	12,205	Taxes Other Than Income Taxes	37,385	36,579

330,852	327,187	Total Operating Expenses	914,428	925,518

106,409	123,760	Operating Income	208,877	239,869

		Other Income (Deductions)
340	1,919	Interest Income	981	3,739
1,726	1,678	Other Income	5,729	7,155
(886)	(1,412)	Other Expense	(1,761)	(2,830)

1,180	2,185	Total Other Income (Deductions)	4,949	8,064

		Interest Expense
17,074	17,945	Long-Term Debt	53,811	54,240
8,507	10,248	Capital Leases	25,105	30,108
233	(88)	Other Interest Expense, Net of Interest Capitalized	66	(1,118)

25,814	28,105	Total Interest Expense	78,982	83,230

81,775	97,840	Income Before Income Taxes	134,844	164,703
31,111	38,128	Income Tax Expense	51,430	62,916

$50,664	$59,712	Net Income	$83,414	$101,787

		Weighted-Average Shares of Common Stock Outstanding (000)
41,446	37,053	Basic	39,983	36,930

41,863	41,777	Diluted	41,719	41,577

		Earnings Per Share
$1.22	$1.61	Basic	$2.09	$2.76

$1.21	$1.46	Diluted	$2.03	$2.53

$0.43	$0.42	Dividends Declared Per Share	$1.29	$1.26

See Notes to Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended			Nine Months Ended
September 30,			September 30,
2012	2011		2012	2011
(Unaudited)			(Unaudited)
-Thousands of Dollars-			-Thousands of Dollars-
		Comprehensive Income
$50,664	$59,712	Net Income	$83,414	$101,787

		Other Comprehensive Income (Loss)

		Unrealized (Loss) on Cash Flow Hedges,
(800)	(2,060)	net of $522 and $1,347 income taxes net of $1,219 and $2,109 income taxes	(1,864)	(3,222)

		Reclassification of Realized Losses on Cash Flow Hedges to Net Income,
1,170	1,102	net of $(766) and $(722) income taxes net of $(1,640) and $(1,153) income taxes	2,505	1,761

		Supplemental Executive Retirement Plan (SERP) Benefit Adjustments,
55	74	net of $(34) and $(46) income taxes net of $(50) and $(141) income taxes	219	223

425	(884)	Total Other Comprehensive Income (Loss), Net of Income Taxes	860	(1,238)

$51,089	$58,828	Total Comprehensive Income	$84,274	$100,549

See Notes to Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$894,195	$876,960
Cash Receipts from Electric Wholesale Sales	107,854	137,029
Cash Receipts from Gas Retail Sales	114,055	125,913
Cash Receipts from Operating Springerville Units 3 & 4	75,715	80,558
Cash Receipts from Gas Wholesale Sales	565	12,404
Interest Received	2,884	5,400
Income Tax Refunds Received	307	3,819
Performance Deposits Received	200	6,340
Other Cash Receipts	18,610	16,830
Fuel Costs Paid	(243,638)	(212,791)
Payment of Operations and Maintenance Costs	(203,539)	(220,625)
Purchased Energy Costs Paid	(189,927)	(246,452)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(128,513)	(123,166)
Wages Paid, Net of Amounts Capitalized	(94,815)	(92,924)
Interest Paid, Net of Amounts Capitalized	(52,593)	(56,060)
Capital Lease Interest Paid	(27,895)	(31,558)
Performance Deposits Paid	(200)	(3,840)
Wholesale Gas Costs Paid	—	(11,822)
Income Taxes Paid	—	(700)
Other Cash Payments	(5,127)	(4,828)

Net Cash Flows—Operating Activities	268,138	260,487

Cash Flows from Investing Activities
Return of Investments in Springerville Lease Debt	19,278	38,353
Proceeds from Note Receivable	12,500	—
Insurance Proceeds for Replacement Assets	2,875	—
Proceeds from Sale of Land and Buildings	—	2,512
Other Cash Receipts	14,484	11,050
Capital Expenditures	(232,036)	(263,153)
Purchase of Intangibles—Renewable Energy Credits	(7,554)	(4,102)
Deposit—San Juan Mine Reclamation Trust	(1,107)	—
Other Cash Payments	(232)	(578)

Net Cash Flows—Investing Activities	(191,792)	(215,918)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	342,000	238,000
Proceeds from Issuance of Long-Term Debt	149,513	91,080
Proceeds from Stock Options Exercised	3,529	7,487
Other Cash Receipts	2,935	3,057
Repayments of Borrowings Under Revolving Credit Facilities	(346,000)	(189,000)
Payments of Capital Lease Obligations	(89,452)	(74,381)
Common Stock Dividends Paid	(51,852)	(46,382)
Repayments of Long-Term Debt	(9,341)	(79,665)
Payment of Debt Issue/Retirement Costs	(3,349)	(759)
Other Cash Payments	(718)	(1,168)

Net Cash Flows—Financing Activities	(2,735)	(51,731)

Net Increase (Decrease) in Cash and Cash Equivalents	73,611	(7,162)
Cash and Cash Equivalents, Beginning of Year	76,390	67,599

Cash and Cash Equivalents, End of Period	$150,001	$60,437

See Note 12 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
	-Thousands of Dollars-
ASSETS
Utility Plant
Plant in Service	$4,954,791	$4,856,108
Utility Plant Under Capital Leases	582,669	582,669
Construction Work in Progress	122,017	89,749

Total Utility Plant	5,659,477	5,528,526
Less Accumulated Depreciation and Amortization	(1,908,634)	(1,869,300)
Less Accumulated Amortization of Capital Lease Assets	(490,325)	(476,963)

Total Utility Plant—Net	3,260,518	3,182,263

Investments and Other Property
Investments in Lease Debt and Equity	36,375	65,829
Other	33,910	34,205

Total Investments and Other Property	70,285	100,034

Current Assets
Cash and Cash Equivalents	150,001	76,390
Accounts Receivable—Customer	120,286	98,633
Unbilled Accounts Receivable	57,675	51,464
Allowance for Doubtful Accounts	(6,767)	(5,572)
Materials and Supplies	90,272	82,649
Fuel Inventory	58,678	33,263
Deferred Income Taxes—Current	63,722	23,158
Regulatory Assets—Current	56,598	97,056
Investments in Lease Debt	9,356	—
Derivative Instruments	7,412	11,966
Other	20,960	32,577

Total Current Assets	628,193	501,584

Regulatory and Other Assets
Regulatory Assets—Noncurrent	155,808	173,199
Other Assets	32,419	32,199

Total Regulatory and Other Assets	188,227	205,398

Total Assets	$4,147,223	$3,989,279

See Notes to Condensed Consolidated Financial Statements.

(Continued)

UNS ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
	-Thousands of Dollars-
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$1,075,783	$888,474
Capital Lease Obligations	260,569	352,720
Long-Term Debt	1,516,410	1,517,373

Total Capitalization	2,852,762	2,758,567

Current Liabilities
Current Obligations Under Capital Leases	90,343	77,482
Borrowing Under Revolving Credit Facilities	—	10,000
Accounts Payable—Trade	90,367	109,760
Accrued Taxes Other than Income Taxes	58,475	41,997
Interest Accrued	25,285	38,302
Accrued Employee Expenses	20,714	25,660
Regulatory Liabilities—Current	47,809	41,911
Customer Deposits	33,497	32,485
Derivative Instruments	18,306	36,467
Other	11,221	8,455

Total Current Liabilities	396,017	422,519

Deferred Credits and Other Liabilities
Deferred Income Taxes—Noncurrent	390,045	300,326
Regulatory Liabilities—Noncurrent	270,636	234,945
Pension and Other Postretirement Benefits	126,688	139,356
Derivative Instruments	13,520	20,403
Other	97,555	113,163

Total Deferred Credits and Other Liabilities	898,444	808,193

Commitments, Contingencies, and Proposed Environmental Matters (Note 6)

Total Capitalization and Other Liabilities	$4,147,223	$3,989,279

See Notes to Condensed Consolidated Financial Statements.

(Concluded)

UNS ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
	Common			Other	Total
	Shares	Common	Accumulated	Comprehensive	Stockholders’
	Outstanding*	Stock	Earnings	Loss	Equity
	(Unaudited)
	-Thousands of Dollars-
Balances at December 31, 2011	36,918	$725,903	$172,655	$(10,084)	$888,474

Comprehensive Income 2012 Year-to-Date Net Income			83,414		83,414

Other Comprehensive Income, net of $(471) income taxes				860	860

Total Comprehensive Income					84,274
Dividends, Including Non-Cash Dividend Equivalents			(52,385)		(52,385)
Shares Issued on Conversion of Notes and Related Tax Effect	4,262	149,805			149,805
Shares Issued for Stock Options	130	3,470			3,470
Shares Issued Under Performance Share Awards	31
Other		2,145			2,145

Balances at September 30, 2012	41,341	$881,323	$203,684	$(9,224)	$1,075,783

*	UNS Energy has 75 million authorized shares of Common Stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended September 30,			Nine Months Ended September 30,
2012	2011		2012	2011
(Unaudited)			(Unaudited)
- Thousands of Dollars -			-Thousands of Dollars-
		Operating Revenues
$302,893	$308,924	Electric Retail Sales	$716,993	$714,278
25,448	29,608	Electric Wholesale Sales	77,488	96,623
38,569	31,313	Other Revenues	95,826	93,765

366,910	369,845	Total Operating Revenues	890,307	904,666

		Operating Expenses
88,402	95,977	Fuel	237,930	246,563
27,576	40,509	Purchased Power	62,064	84,189
1,914	(4,266)	Transmission	4,277	(2,339)
20,025	1,115	Increase (Decrease) to Reflect PPFAC Recovery Treatment	25,150	(5,146)

137,917	133,335	Total Fuel and Purchased Energy	329,421	323,267
86,942	79,837	Operations and Maintenance	248,092	246,423
27,644	26,541	Depreciation	82,656	78,124
10,001	8,798	Amortization	29,621	25,282
10,327	9,855	Taxes Other Than Income Taxes	30,325	29,803

272,831	258,366	Total Operating Expenses	720,115	702,899

94,079	111,479	Operating Income	170,192	201,767

		Other Income (Deductions)
28	1,666	Interest Income	97	2,983
1,553	229	Other Income	4,860	4,597
(1,965)	(2,754)	Other Expense	(5,084)	(7,751)

(384)	(859)	Total Other Income (Deductions)	(127)	(171)

		Interest Expense
13,268	12,081	Long-Term Debt	40,562	36,493
8,507	10,248	Capital Leases	25,105	30,107
201	(44)	Other Interest Expense, Net of Interest Capitalized	(43)	(881)

21,976	22,285	Total Interest Expense	65,624	65,719

71,719	88,335	Income Before Income Taxes	104,441	135,877
27,150	34,423	Income Tax Expense	39,423	52,104

$44,569	$53,912	Net Income	$65,018	$83,773

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended			Nine Months Ended
September 30,			September 30,
2012	2011		2012	2011
(Unaudited)			(Unaudited)
- Thousands of Dollars -			-Thousands of Dollars-
		Comprehensive Income

$44,569	$53,912	Net Income	$65,018	$83,773

		Other Comprehensive Income (Loss)
		Unrealized (Loss) on Cash Flow Hedges,
(682)	(2,027)	net of $446 and $1,326 income taxes net of $1,011 and $2,088 income taxes	(1,545)	(3,190)
		Reclassification of Realized Losses on Cash Flow Hedges to Net Income,
1,147	1,102	net of $(750) and $(722) income taxes net of $(1,595) and $(1,153) income taxes	2,436	1,761
		SERP Benefit Adjustments,
55	74	net of $(34) and $(46) income taxes net of $(50) and $(141) income taxes	219	223

520	(851)	Total Other Comprehensive Income (Loss), Net of Income Taxes	1,110	(1,206)

$45,089	$53,061	Total Comprehensive Income	$66,128	$82,567

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
	-Thousands of Dollars-
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$748,936	$723,107
Cash Receipts from Electric Wholesale Sales	89,902	114,061
Cash Receipts from Operating Springerville Units 3 & 4	75,715	80,558
Cash Receipts from Gas Wholesale Sales	153	11,825
Reimbursement of Affiliate Charges	16,783	13,928
Interest Received	2,014	5,361
Income Tax Refunds Received	200	4,360
Performance Deposits Received	200	1,640
Other Cash Receipts	14,328	12,466
Fuel Costs Paid	(237,698)	(208,675)
Payment of Operations and Maintenance Costs	(196,328)	(215,896)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(99,249)	(93,444)
Wages Paid, Net of Amounts Capitalized	(77,820)	(76,739)
Purchased Power Costs Paid	(60,684)	(82,321)
Interest Paid, Net of Amounts Capitalized	(35,728)	(34,161)
Capital Lease Interest Paid	(27,893)	(31,558)
Income Taxes Paid	(1,796)	(2,346)
Performance Deposit Payments	(200)	(1,640)
Wholesale Gas Cost Paid	—	(11,822)
Other Cash Payments	(3,684)	(3,160)

Net Cash Flows—Operating Activities	207,151	205,544

Cash Flows from Investing Activities
Return of Investments in Springerville Lease Debt	19,278	38,353
Insurance Proceeds for Replacement Assets	2,875	—
Other Cash Receipts	9,207	6,648
Capital Expenditures	(196,429)	(193,714)
Purchase of Intangibles—Renewable Energy Credits	(6,436)	(4,000)
Deposit—San Juan Mine Reclamation Trust	(1,107)	—
Other Cash Payments	—	(558)

Net Cash Flows—Investing Activities	(172,612)	(153,271)

Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facility	189,000	120,000
Proceeds from Issuance of Long-Term Debt	149,513	11,080
Other Cash Receipts	1,292	1,051
Repayments of Borrowings Under Revolving Credit Facility	(199,000)	(115,000)
Payments of Capital Lease Obligations	(89,452)	(74,343)
Repayments of Long-Term Debt	(6,535)	—
Payment of Debt Issue/Retirement Costs	(3,349)	—
Other Cash Payments	(530)	(1,019)

Net Cash Flows—Financing Activities	40,939	(58,231)

Net Increase (Decrease) in Cash and Cash Equivalents	75,478	(5,958)
Cash and Cash Equivalents, Beginning of Year	27,718	19,983

Cash and Cash Equivalents, End of Period	$103,196	$14,025

See Note 12 for supplemental cash flow information.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
	-Thousands of Dollars-
ASSETS
Utility Plant
Plant in Service	$4,300,923	$4,222,236
Utility Plant Under Capital Leases	582,669	582,669
Construction Work in Progress	103,547	76,517

Total Utility Plant	4,987,139	4,881,422
Less Accumulated Depreciation and Amortization	(1,775,837)	(1,753,807)
Less Accumulated Amortization of Capital Lease Assets	(490,325)	(476,963)

Total Utility Plant—Net	2,720,977	2,650,652

Investments and Other Property
Investments in Lease Debt and Equity	36,375	65,829
Other	32,591	32,313

Total Investments and Other Property	68,966	98,142

Current Assets
Cash and Cash Equivalents	103,196	27,718
Accounts Receivable—Customer	101,178	73,612
Unbilled Accounts Receivable	47,988	32,386
Allowance for Doubtful Accounts	(4,836)	(3,766)
Materials and Supplies	77,782	70,749
Accounts Receivable—Due from Affiliates	4,379	4,049
Fuel Inventory	58,396	32,981
Deferred Income Taxes—Current	53,134	21,678
Regulatory Assets—Current	41,477	71,747
Investments in Lease Debt	9,356	—
Other	18,807	15,192

Total Current Assets	510,857	346,346

Regulatory and Other Assets
Regulatory Assets—Noncurrent	145,512	157,386
Other Assets	25,733	25,135

Total Regulatory and Other Assets	171,245	182,521

Total Assets	$3,472,045	$3,277,661

See Notes to Condensed Consolidated Financial Statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
	-Thousands of Dollars-
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$861,071	$824,943
Capital Lease Obligations	260,569	352,720
Long-Term Debt	1,223,410	1,080,373

Total Capitalization	2,345,050	2,258,036

Current Liabilities
Current Obligations Under Capital Leases	90,343	77,482
Borrowing Under Revolving Credit Facility	—	10,000
Accounts Payable—Trade	74,710	84,509
Accounts Payable—Due to Affiliates	2,811	4,827
Accrued Taxes Other than Income Taxes	48,865	32,155
Interest Accrued	23,447	30,877
Accrued Employee Expenses	17,720	22,099
Customer Deposits	24,337	23,743
Regulatory Liabilities—Current	24,028	23,702
Derivative Instruments	5,506	9,040
Other	38,238	5,957

Total Current Liabilities	350,005	324,391

Deferred Credits and Other Liabilities
Deferred Income Taxes—Noncurrent	335,936	263,225
Regulatory Liabilities—Noncurrent	233,583	200,599
Pension and Other Postretirement Benefits	119,401	130,660
Derivative Instruments	11,226	14,142
Other	76,844	86,608

Total Deferred Credits and Other Liabilities	776,990	695,234

Commitments, Contingencies, and Proposed Environmental Matters (Note 6)

Total Capitalization and Other Liabilities	$3,472,045	$3,277,661

See Notes to Condensed Consolidated Financial Statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

				Accumulated
		Capital		Other	Total
	Common	Stock	Accumulated	Comprehensive	Stockholder’s
	Stock	Expense	Deficit	Loss	Equity
	(Unaudited)
	-Thousands of Dollars-
Balances at December 31, 2011	$888,971	$(6,357)	$(47,627)	$(10,044)	$824,943

Comprehensive Income 2012 Year-to-Date Net Income			65,018		65,018

Other Comprehensive Income, net of $(634) income taxes				1,110	1,110

Total Comprehensive Income					66,128

Dividends Declared			(30,000)		(30,000)

Balances at September 30, 2012	$888,971	$(6,357)	$(12,609)	$(8,934)	$861,071

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

NOTE 1. NATURE OF OPERATIONS AND BASIS OF ACCOUNTING PRESENTATION

UNS Energy Corporation (UNS Energy) is a utility services holding company engaged, through its subsidiaries, in the electric generation and energy delivery business. Each of UNS Energy’s subsidiaries is a separate legal entity with its own assets and liabilities. UNS Energy owns 100% of Tucson Electric Power Company (TEP), UniSource Energy Services, Inc. (UES), Millennium Energy Holdings, Inc. (Millennium), and UniSource Energy Development Company (UED).

TEP is a regulated public utility and UNS Energy’s largest operating subsidiary, representing approximately 84% of UNS Energy’s total assets as of September 30, 2012. TEP generates, transmits, and distributes electricity to approximately 406,000 retail electric customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. In addition, TEP operates Springerville Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State) and Springerville Unit 4 on behalf of Salt River Project Agricultural Improvement and Power District (SRP).

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

Millennium’s investments in unregulated businesses represent less than 1% of UNS Energy’s assets as of September 30, 2012. See Note 11.

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

Because weather and other factors cause seasonal fluctuations in sales, TEP’s, UNS Gas’, and UNS Electric’s, quarterly results are not indicative of annual operating results.

To be comparable with the 2012 balance sheet presentation, UNS Energy reclassified $4 million and TEP reclassified $2 million of 2011 trade receivables with credit balances from Accounts Receivable – Customer to Other Current Liabilities on the balance sheets. Also, UNS Energy and TEP reclassified $1 million of 2011 payroll withholding taxes from Other Current Liabilities to Accrued Employee Expenses on the balance sheets.

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

TEP RATE CASE

In July 2012, TEP filed a general rate case, on a cost-of-service basis, with the ACC requesting a Base Rate increase of approximately 15% to cover a revenue deficiency of $128 million. TEP requested a 5.7% return on a fair value rate base of $2.3 billion. TEP requested a Lost Fixed Cost Recovery (LFCR) mechanism to recover non-fuel costs that would go unrecovered due to lost kilowatt-hour (kWh) sales as a result of implementing the ACC’s Electric Energy Efficiency Standards (Electric EE Standards) and the Renewable Energy Standard (RES). TEP also requested a mechanism, which would be adjusted annually, to recover the costs of complying with environmental standards required by federal or other governmental agencies between rate cases.

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

COST RECOVERY MECHANISMS

TEP Purchased Power and Fuel Adjustment Clause

In March 2012, the ACC approved a 0.77 cents per kWh Purchased Power and Fuel Adjustment Clause (PPFAC) rate, effective April 2012 and approved the elimination of the fixed Competition Transition Charge credit to the PPFAC of 0.53 cents per kWh. As a result of the new PPFAC rate, in the first quarter of 2012, TEP moved the entire $15 million of under-collected costs from Regulatory Assets – Noncurrent to Regulatory Assets – Current on the balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

UNS Gas Purchased Gas Adjustor

In May 2012, the ACC approved a Purchased Gas Adjustor (PGA) temporary surcredit of 4.5 cents per therm for the period of May 2012 through April 2014. At September 30, 2012, the PGA bank balance was over-collected by $17 million on a billed-to-customer basis, an increase of $9 million from December 31, 2011. UNS Gas is required to request an additional surcredit if deferral balances reflect $10 million or more on a billed-to-customer basis.

UNSE Purchased Power and Fuel Adjustment Clause

The UNSE annual PPFAC rate filing in April 2012 reflected lower forecasted purchased power and fuel expenses for the period of April 2012 through May 2013, resulting in the need for a surcredit to return anticipated over-recovered fuel and purchased power expense to ratepayers. In May 2012, the ACC approved a surcredit of 1.44 cents per kWh PPFAC rate, effective June 2012.

REGULATORY ASSETS AND LIABILITIES

The following table summarizes significant changes in regulatory assets and liabilities since December 31, 2011:

	September 30, 2012		December 31, 2011
	TEP	UNS Energy	TEP	UNS Energy
	-Millions of Dollars-
Regulatory Assets – Current (1)	$41	$57	$72	$97
Regulatory Assets – Noncurrent (2)	146	156	157	173
Regulatory Liabilities—Current	(24)	(48)	(24)	(42)
Regulatory Liabilities – Noncurrent (3)	(234)	(271)	(201)	(235)

Total Net Regulatory Assets (Liabilities)	$(71)	$(106)	$4	$(7)

(1)	Regulatory Assets – Current on the balance sheet is lower due to the change in TEP’s PPFAC rate resulting in higher collection of deferred fuel and purchased power costs.
(2)

Regulatory Assets – Noncurrent on the balance sheet is lower primarily due the reclassification of TEP’s PPFAC balance to Regulatory Assets – Current and lower derivative balances related to non-trading gas swaps for TEP, UNS Gas and UNS Electric.

(3)	Regulatory Liabilities – Noncurrent on the balance sheet is higher due to the increase in net cost of removal for interim retirements as a result of generation asset retirements in 2012 at TEP.

RENEWABLE ENERGY STANDARD

TEP Renewable Energy Standard

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

UNS Electric Renewable Energy Standard

In July 2012, UNS Electric filed its 2013 RES implementation plan. UNS Electric’s plan proposes to collect approximately $9 million from customers during 2013, a portion of which is expected to provide recovery of operating costs and a return on investment to UNS Electric for company-owned solar projects. UNS Electric cannot predict if or when the ACC will approve its plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

ELECTRIC ENERGY EFFICIENCY STANDARDS

In May 2012, TEP filed a modification to its proposed 2011-2012 Energy Efficiency Implementation Plan with the ACC. The proposal includes a request for a performance incentive for 2012 ranging from approximately $3 million to $4 million and the collection of the performance incentive over a period from October 1, 2012 to December 31, 2012. An administrative law judge issued a recommended opinion and order in August 2012. TEP is unable to predict when the ACC will issue a final order in this matter. TEP has not recorded any income related to the proposed performance incentive in 2012.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments
	TEP	UNS Gas	UNS Electric	Other	Reconciling Adjustments	UNS Energy Consolidated
	-Millions of Dollars-
Income Statement
Three Months Ended September 30, 2012:
Operating Revenues – External	$362	$16	$59	$—	$—	$437
Operating Revenues – Intersegment(1)	5	2	—	5	(12)	—
Income (Loss) Before Income Taxes	72	(1)	10	1	—	82
Net Income	45	—	6	—	—	51

Three Months Ended September 30, 2011:
Operating Revenues – External	$366	$17	$68	$—	$—	$451
Operating Revenues – Intersegment(1)	4	1	—	4	(9)	—
Income (Loss) Before Income Taxes	88	(1)	11	—	—	98
Net Income (Loss)	54	(1)	7	—	—	60

	Reportable Segments
	TEP	UNS Gas	UNS Electric	Other	Reconciling Adjustments	UNS Energy Consolidated
	-Millions of Dollars-
Income Statement
Nine Months Ended September 30, 2012:
Operating Revenues – External	$877	$89	$157	$—	$—	$1,123
Operating Revenues – Intersegment(1)	13	4	1	14	(32)	—
Income Before Income Taxes	104	8	23	—	—	135
Net Income (Loss)	65	5	14	(1)	—	83

Nine Months Ended September 30, 2011:
Operating Revenues – External	$894	$101	$169	$1	$—	$1,165
Operating Revenues – Intersegment(1)	11	2	2	19	(34)	—
Income Before Income Taxes	136	10	23	—	(4)	165
Net Income	84	6	14	—	(2)	102

(1)

TEP includes in Operating Revenues – Intersegment: control area services provided to UNS Electric based on a FERC-approved tariff; common costs (systems, facilities, etc.) allocated to affiliates on a cost-causative basis; and sales of power to UNS Electric at Dow Jones Four Corners Daily Index prices.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

NOTE 4. DEBT AND CREDIT FACILITIES

We summarize below the significant changes to our debt from those reported in our 2011 Annual Report on Form 10-K.

UNS ENERGY DEBT—CONVERTIBLE SENIOR NOTES

In 2005, UNS Energy issued $150 million of 4.50% Convertible Senior Notes (Convertible Senior Notes) due in 2035. UNS Energy converted or redeemed the entire $150 million Convertible Senior Notes outstanding. Holders of the Convertible Senior Notes had the option of converting their interests to Common Stock at a conversion rate applicable at the time of each notice of redemption or receiving par plus accrued interest for the Convertible Senior Notes. In the first quarter of 2012, holders of approximately $73 million of the Convertible Senior Notes converted their interests into approximately 2.1 million shares of Common Stock and $2 million were redeemed for cash. In the second quarter of 2012, holders of approximately $74 million of Convertible Senior Notes converted their interests into approximately 2.2 million shares of Common Stock and $1 million were redeemed for cash.

UNS ENERGY CREDIT AGREEMENT

UNS Energy had $63 million in outstanding borrowings at September 30, 2012, and $57 million in outstanding borrowings at December 31, 2011, under its revolving credit facility. We have included the revolver borrowings in Long-Term Debt on the balance sheets as UNS Energy has the ability and the intent to have outstanding borrowings for the next twelve months. As of October 22, 2012, UNS Energy had $31 million in outstanding borrowings under its revolving credit facility.

TEP UNSECURED NOTES

In September 2012, TEP issued $150 million of 3.85% unsecured notes due March 2023. TEP may call the debt prior to December 15, 2022, with a make-whole premium plus accrued interest. After December 15, 2022, TEP may call the debt at par plus accrued interest. The unsecured notes contain a limitation on the amount of secured debt that TEP may have outstanding. TEP used the net proceeds to repay approximately $72 million outstanding on the revolving credit facility, with the remaining proceeds to be used for general corporate purposes. TEP capitalized approximately $1 million in costs related to the issuances of unsecured notes and will amortize the costs to Interest Expense – Long-Term Debt through March 2023, the term of the unsecured notes.

TEP TAX-EXEMPT BONDS

In March 2012, the Industrial Development Authority of Apache County, Arizona issued $177 million of unsecured tax-exempt pollution control bonds on behalf of TEP. The bonds bear interest at a fixed rate of 4.5%, mature in March 2030, and may be redeemed at par on or after March 1, 2022. The proceeds from the sale of the bonds, together with $7 million of principal and $1 million for accrued interest provided by TEP, were deposited with a trustee to retire $184 million of unsecured tax-exempt bonds with interest rates of 5.85% and 5.875% and maturity dates ranging from 2026 to 2033. TEP’s $8 million payment to the trustee was the only cash flow activity since proceeds from the newly-issued bonds were not received or disbursed by TEP. TEP capitalized approximately $2 million in costs related to the issuance of the bonds and will amortize the costs to Interest Expense – Long-Term Debt through March 2030, the term of the bonds.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

TEP CREDIT AGREEMENT

TEP had no borrowings outstanding and $1 million in letters of credit (LOCs) issued under its revolving credit facility at September 30, 2012. At December 31, 2011, TEP had $10 million in borrowings and $1 million outstanding in LOCs under its revolving credit facility. TEP included the revolver borrowings in Current Liabilities on the balance sheets. Outstanding LOCs are not shown on the balance sheets. As of October 22, 2012, TEP had no borrowings and $1 million outstanding in LOCs under its revolving credit facility.

UNS GAS/UNS ELECTRIC CREDIT AGREEMENT

UNS Electric had $1 million at September 30, 2012, and $6 million at December 31, 2011, in outstanding LOCs under the UNS Gas/UNS Electric Credit Agreement, which are not shown on the balance sheets. As of October 22, 2012, UNS Electric had $1 million in outstanding LOCs under the UNS Gas/UNS Electric Credit Agreement.

COVENANT COMPLIANCE

As of September 30, 2012, UNS Energy and its subsidiaries were in compliance with the terms of their respective loan and credit agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

NOTE 5. INCOME TAXES

The differences between Income Tax Expense and the amount obtained by multiplying pre-tax income by the United States statutory federal income tax rate of 35% are as follows:

	Three Months Ended September 30,
	UNS Energy		TEP
	2012	2011	2012	2011
	-Millions of Dollars-
Federal Income Tax Expense at Statutory Rate	$29	$34	$25	$31
State Income Tax Expense, Net of Federal Deduction	3	5	3	4
Federal/State Tax Credits	(1)	—	(1)	—
Allowance for Equity Funds Used During Construction	—	(1)	—	(1)

Total Federal and State Income Tax Expense	$31	$38	$27	$34

	Nine Months Ended September 30,
	UNS Energy		TEP
	2012	2011	2012	2011
	-Millions of Dollars-
Federal Income Tax Expense at Statutory Rate	$47	$58	$37	$48
State Income Tax Expense, Net of Federal Deduction	6	8	4	6
Federal/State Tax Credits	(1)	(1)	(1)	(1)
Allowance for Equity Funds Used During Construction	(1)	(2)	(1)	(1)

Total Federal and State Income Tax Expense	$51	$63	$39	$52

The Internal Revenue Service completed its audit of the 2008 tax return in March 2012 with no change to the financial statements, including no change to unrecognized tax benefits.

NOTE 6. COMMITMENTS, CONTINGENCIES, AND PROPOSED ENVIRONMENTAL MATTERS

In addition to those reported in our 2011 Annual Report on Form 10-K, we entered into the following new long-term commitments.

TEP COMMITMENTS

In February 2012, TEP entered into a long-term agreement for information technology services. TEP is obligated to pay $2 million per year through December 2014.

TEP has a 20-year Power Purchase Agreement (PPA) with a renewable energy generation facility that achieved commercial operation in August 2012. TEP is obligated to purchase 100% of the output from this facility. TEP expects to make minimum payment obligations under this contract of approximately $1 million per year in each of the next five years and thereafter, approximately $7 million total in the remaining years.

UNS GAS COMMITMENTS

UNS Gas entered into new forward fuel commitments that settle through July 2015 at fixed prices per million British thermal units (MMBtu). UNS Gas’ minimum payment obligations for these purchases are $2 million in 2013, $4 million in 2014, and $2 million in 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

UNS ELECTRIC COMMITMENTS

UNS Electric entered into new forward purchase power commitments that will settle through December 2014. Some of these contracts are at fixed prices per MWh and others are indexed to natural gas prices. Based on projected market prices as of September 30, 2012, UNS Electric’s estimated minimum payment obligations for these purchases are $2 million in 2013 and $8 million in 2014.

TEP CONTINGENCIES

Springerville Generating Station Unit 3 Outage

In July 2012, Springerville Unit 3 experienced an unplanned outage. As a result of the outage, in July 2012, TEP recorded a pre-tax loss of $2 million as TEP does not expect to meet certain availability requirements under the terms of TEP’s operating agreement with Tri-State. The unit was operational again in October 2012.

Claim Related to San Juan Generating Station

San Juan Coal Company (SJCC) operates an underground coal mine in an area where certain gas producers have oil and gas leases with the federal government, the State of New Mexico, and private parties. These gas producers allege that SJCC’s underground coal mine interferes with their operations, reducing the amount of natural gas they can recover. SJCC compensated certain gas producers for any remaining production from wells deemed close enough to the mine to warrant plugging and abandoning them. These settlements, however, do not resolve all potential claims by gas producers in the area. TEP owns 50% of Units 1 and 2 at San Juan Generating Station (San Juan), which represents approximately 20% of the total generation capacity at San Juan, and is responsible for its share of any settlements. TEP cannot estimate the impact of any future claims by these gas producers on the cost of coal at San Juan.

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

Mine Closure Reclamation at Generating Stations Not Operated by TEP

TEP pays ongoing reclamation costs related to coal mines that supply generating stations in which TEP has an ownership interest but does not operate. TEP is liable for a portion of final reclamation costs upon closure of the mines servicing Navajo Generating Station (Navajo), San Juan, and Four Corners. TEP’s share of reclamation costs is expected to be $27 million upon expiration of the coal supply agreements, which expire between 2016 and 2019. The reclamation liability (present value of future liability) recorded at September 30, 2012, was $15 million and at December 31, 2011, was $13 million.

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

In June 2012, the participants at San Juan executed a Trust Reclamation Agreement requiring each participant to individually establish and fund a trust based on the participant’s share of the estimated final mine reclamation costs. The trust must remain in effect through completion of final mine reclamation activities currently projected to be 2050. TEP established and funded its trust with $1 million in the third quarter of 2012. TEP anticipates making an additional deposit to the trust of $0.3 million by the end of the year. TEP expects to make additional cumulative deposits to the trust of approximately $1 million over the next five years.

Tucson to Nogales Transmission Line

TEP and UNS Electric are parties to a project development agreement for the joint construction of a 60-mile transmission line from Tucson, Arizona to Nogales, Arizona. UNS Electric’s participation in this project was initiated in response to an order by the ACC to improve the reliability of electric service in Nogales. That order was issued before UNS Energy purchased the electric system in Nogales and surrounding Santa Cruz County in August 2003.

In 2002, the ACC authorized construction of the proposed 345-kV line along a route identified as the Western Corridor subject to a number of conditions, including the issuance of all required permits from state and federal agencies. The United States Forest Service subsequently expressed its preference for a different route in its final Environmental Impact Statement for the project. If a decision is made to pursue an alternative route, approvals would be needed from the ACC, the Department of Energy, the United States Forest Service, the Bureau of Land Management, and the International Boundary and Water Commission. As of September 30, 2012, and December 31, 2011, TEP had capitalized $11 million related to the project, including $2 million to secure land and land rights.

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

Resolution of Contingencies

In April 2010, the Sierra Club filed a citizens’ suit under the Resource Conservation and Recovery Act (RCRA) and the Surface Mine Control and Reclamation Act (SMCRA) in the United States District Court for the District of New Mexico against Public Service Company of New Mexico (PNM), as operator of San Juan; PNM’s parent PNM Resources, Inc. (PNMR); SJCC; and SJCC’s parent BHP Minerals International Inc. (BHP). The Sierra Club alleged in the suit that certain activities at San Juan and the San Juan mine associated with the treatment, storage, and disposal of coal and Coal Combustion Residuals (CCRs), primarily coal ash, are causing imminent and substantial harm to the environment, including ground and surface water in the region, and that placement of CCRs at the mine constitutes “open dumping” in violation of RCRA. The RCRA claims were asserted against PNM, PNMR, SJCC, and BHP. The suit also included claims under SMCRA which were directed only against SJCC and BHP. The suit sought the following relief: an injunction requiring the parties to undertake certain mitigation measures with respect to the placement of CCRs at the mine or to cease placement of CCRs at the mine; the imposition of civil penalties; and attorney’s fees and costs. In March 2012, the parties settled the case. The settlement was approved by the court.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

TEP is responsible for its share of the settlement of the San Juan claims. TEP recorded less than $1 million for its share of the costs to fund environmental projects and Sierra Club attorney and expert fees required by the settlement, substantially all of which was recorded in 2011. In addition, TEP expects to pay $1 million for its share of construction costs for a new groundwater recovery system adjacent to San Juan and other environmental projects required by the settlement.

San Juan Mine Fire

In September 2011, a fire at the underground mine that provides coal to San Juan caused mining operations to shut down. The mine resumed production in June 2012. The mine fire did not have a material effect on TEP’s financial condition, results of operations, or cash flows due to the use of on-hand inventory of previously mined coal and the low market price of wholesale power during the closure.

PROPOSED ENVIRONMENTAL MATTERS

The Environmental Protection Agency (EPA) limits the amount of sulfur dioxide (SO2), nitrogen oxide (NOx), particulate matter, mercury and other emissions released into the atmosphere by power plants. TEP may incur added costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at its power plants. Complying with these changes may reduce operating efficiency. TEP expects to recover the cost of environmental compliance from its ratepayers.

Hazardous Air Pollutant Requirements

The Clean Air Act requires the EPA to develop emission limit standards for hazardous air pollutants that reflect the maximum achievable control technology. In February 2012, the EPA issued final rules to set the standards for the control of mercury emissions and other hazardous air pollutants from power plants.

Navajo

Based on the EPA’s final standards, Navajo may need mercury and particulate matter emission control equipment by 2015. TEP’s share of the estimated capital cost of this equipment is less than $1 million for mercury control and about $43 million if the installation of baghouses to control particulates is necessary. TEP expects its share of the annual operating costs for mercury control and baghouses to be less than $1 million each. The operator of Navajo is currently analyzing the need for baghouses under various regulatory scenarios, which will be affected by final Best Available Retrofit Technology (BART) rules when issued.

San Juan

TEP expects San Juan’s current emission controls to be adequate to comply with the EPA’s final standards.

Four Corners

Based on the EPA’s final standards, Four Corners may need mercury emission control equipment by 2015. The estimated capital cost of this equipment is less than $1 million. TEP expects the annual operating cost of the mercury emission control equipment to be less than $1 million.

Springerville Generating Station

Based on the EPA’s final standards, Springerville Generating Station (Springerville) may need mercury emission control equipment by 2015. The estimated capital cost of this equipment for Springerville Units 1 and 2 is about $5 million. TEP expects the annual operating cost of the mercury emission control equipment to be about $3 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

Sundt Generating Station

TEP expects the final EPA standards will have little effect on capital expenditures at Sundt Generating Station.

Regional Haze Rules

The EPA's regional haze rules require emission controls known as BART for certain industrial facilities emitting air pollutants that reduce visibility. The rules call for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas. States must submit these goals and strategies to the EPA for approval. Because Navajo and Four Corners are located on the Navajo Indian Reservation, they are not subject to state oversight. The EPA oversees regional haze planning for these power plants.

Complying with the EPA’s BART findings, and with other future environmental rules, may make it economically impractical to continue operating the Navajo, San Juan, and Four Corners power plants or for individual owners to continue to participate in these power plants. TEP cannot predict the ultimate outcome of these matters.

Navajo

TEP expects the EPA to issue a final rule establishing the BART for Navajo later in 2012. If the EPA decides that Selective Catalytic Reduction (SCR) technology is required at Navajo, TEP estimates its share of the capital cost will be $42 million. Also, the installation of SCR technology at Navajo could increase the generating facility’s particulate emissions which may require that baghouses be installed. TEP estimates that its share of the capital expenditure for baghouses would be about $43 million. Until the EPA issues a final ruling, pollution control costs will not be known. If the EPA finalizes a BART rule for Navajo that requires SCR technology, TEP expects the owners to have five years to comply.

San Juan

In August 2011, the EPA issued a Federal Implementation Plan (FIP) establishing new emission limits for air pollutants at San Juan. These requirements are more stringent than those proposed by the State of New Mexico. The FIP requires the installation of SCR technology with sorbent injection on all four units within five years to reduce NOx and control sulfuric acid emissions by September 2016. TEP estimates its share of the cost to install SCR technology with sorbent injection to be between $180 million and $200 million.

In 2011, PNM filed a petition for review of and a motion to stay the FIP with the Tenth Circuit United States Court of Appeals (Circuit Court). In addition, PNM filed a request for reconsideration of the rule with the EPA and a request to stay the effectiveness of the rule pending the EPA’s reconsideration and the review by the Circuit Court. The State of New Mexico filed similar motions with the Circuit Court and the EPA. In March 2012, the Circuit Court denied PNM’s and the State of New Mexico’s motion for stay. In July 2012, the EPA issued a 90-day stay to allow the State of New Mexico, the EPA, PNM, and other interested parties to evaluate alternatives to the final FIP.

In October 2012, the State of New Mexico released a proposed settlement agreement that it presented to the EPA as an alternative to the FIP. The proposed settlement includes: the retirement of San Juan Units 1 and 2 by December 31, 2017, and the replacement of those units with non-coal generation sources; and the installation of selective non-catalytic reduction technology on San Juan Units 3 and 4. Also in October 2012 the EPA extended the 90-day stay of the FIP for an additional 45 days to allow for further discussions on the proposed settlement agreement.

TEP owns 340 MW, or 50%, of San Juan Units 1 and 2. At September 30, 2012, the book value of TEP’s share of San Juan Units 1 and 2 was $216 million. If the units are retired early, we expect to request ACC approval to recover, over a reasonable time period, all costs associated with the early closure of those units. We are evaluating various replacement resources in the event San Juan Units 1 and 2 are retired early, including the possibility of exchanging part of TEP’s ownership in San Juan Units 1 and 2 for a portion of San Juan Units 3 and/or 4. Any decision regarding early closure and replacement resources will require various actions by third parties as well as UNS Energy board and regulatory approvals.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

Several environmental groups were granted permission to join in opposition to PNM’s petition to review in the Circuit Court. In addition, WildEarth Guardians filed a separate appeal against the EPA challenging the FIP’s five-year implementation schedule. PNM was granted permission to join in opposition to that appeal. In April 2012, PNM, the State of New Mexico, and WildEarth Guardians individually filed briefs on the merits in their respective Circuit Court appeals. Oral argument on the appeal was heard in October 2012. If the FIP compliance date is not extended or the decision to close the facilities is not made by the end of 2012, TEP may begin making capital expenditures to install SCRs on San Juan Units 1 and 2 in the first quarter of 2013, to meet the FIP compliance deadline. TEP cannot predict the ultimate outcome of this matter.

Four Corners

In August 2012, the EPA finalized the regional haze FIP for Four Corners. The final FIP requires SCR technology to be installed on all five units by 2017. However, the FIP also includes an alternative plan that allows APS to close their wholly owned Units 1, 2, and 3 and install SCR technology on Units 4 and 5. This option allows the installation of SCR technology to be delayed until July 2018. In either case, TEP’s estimated share of the capital costs to install SCR technology is about $35 million.

Springerville

Regional haze regulations requiring emission control upgrades do not apply to Springerville currently and are not likely to impact Springerville operations until after 2018.

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

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	-Millions of Dollars-
Components of Net Periodic Benefit Plan Cost
Service Cost	$2	$2	$1	$1
Interest Cost	4	4	1	1
Expected Return on Plan Assets	(4)	(4)	—	—
Amortization of Net Loss	2	2	—	—

Net Periodic Benefit Plan Cost	$4	$4	$2	$2

The table above includes pension benefit plan costs of $0.5 million and other postretirement benefit plan costs of less than $0.1 million for UNS Gas and UNS Electric in each period presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	-Millions of Dollars-
Components of Net Periodic Benefit Plan Cost
Service Cost	$8	$7	$2	$2
Interest Cost	12	12	2	3
Expected Return on Plan Assets	(13)	(12)	—	—
Amortization of Prior Service Costs	—	—	—	(1)
Amortization of Net Loss	5	5	—	—

Net Periodic Benefit Plan Cost	$12	$12	$4	$4

The table above includes pension benefit plan costs of $2 million in 2012 and $1 million in 2011 for UNS Gas and UNS Electric. The table also includes other postretirement benefit plan costs of less than $0.1 million for UNS Gas and UNS Electric in each period presented.

NOTE 8. SHARE-BASED COMPENSATION PLANS

RESTRICTED STOCK UNITS AND PERFORMANCE SHARES

Restricted Stock Units

In May 2012, the UNS Energy Compensation Committee granted 15,303 restricted stock units to non-employee directors at a grant date fair value of $35.94 per share. The restricted stock units vest in one year or immediately upon death, disability, or retirement. Compensation expense equal to the fair market value on the grant date is recognized over the vesting period. Fully vested but undistributed stock unit awards accrue dividend equivalent stock units based on the fair market value of common shares on the date the dividend is paid. In January following the year the person is no longer a director, Common Stock shares will be issued for the vested stock units.

Performance Shares

In March 2012, the UNS Energy Compensation Committee granted 80,140 performance share awards to upper management. Half of the performance share awards had a grant date fair value, based on a Monte Carlo simulation, of $32.71 per share. Those awards will be paid out in Common Stock based on a comparison of UNS Energy’s cumulative Total Shareholder Return to the Edison Electric Institute Index during the performance period of January 1, 2012 through December 31, 2014. The remaining half had a grant date fair value of $36.40 per share and will be paid out in Common Stock based on cumulative net income for the three-year period ended December 31, 2014. The performance shares vest based on the achievement of these goals by the end of the performance period; any unearned awards are forfeited. Vested performance shares are eligible for dividend equivalents during the performance period.

SHARE-BASED COMPENSATION EXPENSE

UNS Energy and TEP recorded less than $1 million of share-based compensation expense for the three months ended September 30, 2012 and September 30, 2011. For the nine months ended September 30, 2012 and September 30, 2011, UNS Energy and TEP recorded share-based compensation expense of $2 million.

At September 30, 2012, the total unrecognized compensation cost related to non-vested share-based compensation was $3 million, which will be recorded as compensation expense over the remaining vesting periods through December 2014. At September 30, 2012, 1 million shares were awarded but not yet issued, including target performance based shares, under the share-based compensation plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

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

	UNS Energy
	Level 1	Level 2	Level 3	Total
	September 30, 2012 -Millions of Dollars-
Assets
Cash Equivalents(1)	$99	$—	$—	$99
Rabbi Trust Investments to Support the Deferred Compensation and Supplemental Executive Retirement Plans (SERP)(2)	—	18	—	18
Energy Contracts(3)	—	5	6	11

Total Assets	99	23	6	128

Liabilities
Energy Contracts(3)	—	(9)	(12)	(21)
Interest Rate Swaps(4)	—	(11)	—	(11)

Total Liabilities	—	(20)	(12)	(32)

Net Total Assets and (Liabilities)	$99	$3	$(6)	$96

	UNS Energy
	Level 1	Level 2	Level 3	Total
	December 31, 2011 -Millions of Dollars-
Assets
Cash Equivalents(1)	$23	$—	$—	$23
Rabbi Trust Investments to Support the Deferred Compensation and SERP(2)	—	16	—	16
Energy Contracts(3)	—	—	14	14

Total Assets	23	16	14	53

Liabilities
Energy Contracts(3)	—	(21)	(24)	(45)
Interest Rate Swaps(4)	—	(12)	—	(12)

Total Liabilities	—	(33)	(24)	(57)

Net Total Assets and (Liabilities)	$23	$(17)	$(10)	$(4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

	TEP
	Level 1	Level 2	Level 3	Total
	September 30, 2012 -Millions of Dollars-
Assets
Cash Equivalents(1)	$77	$—	$—	$77
Rabbi Trust Investments to Support the Deferred Compensation and SERP(2)	—	18	—	18
Energy Contracts(3)	—	3	2	5

Total Assets	77	21	2	100

Liabilities
Energy Contracts(3)	—	(4)	(2)	(6)
Interest Rate Swaps(4)	—	(11)	—	(11)

Total Liabilities	—	(15)	(2)	(17)

Net Total Assets and (Liabilities)	$77	$6	$—	$83

	TEP
	Level 1	Level 2	Level 3	Total
	December 31, 2011 -Millions of Dollars-
Assets
Cash Equivalents(1)	$8	$—	$—	$8
Rabbi Trust Investments to Support the Deferred Compensation and SERP(2)	—	16	—	16
Energy Contracts(3)	—	—	3	3

Total Assets	8	16	3	27

Liabilities
Energy Contracts(3)	—	(9)	(3)	(12)
Interest Rate Swaps(4)	—	(11)	—	(11)

Total Liabilities	—	(20)	(3)	(23)

Net Total Assets and (Liabilities)	$8	$(4)	$—	$4

(1)

Cash Equivalents are based on observable market prices and include the fair value of money market funds and certificates of deposit. These amounts are included in Cash and Cash Equivalents and in Investments and Other Property—Other on the balance sheets.

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

ENERGY CONTRACTS

We primarily apply the market approach for recurring fair value measurements. When we have observable inputs for substantially the full term of the asset or liability, such as gas swap derivatives valued using New York Mercantile Exchange pricing, adjusted for basis differences, we categorize the instrument in Level 2. We categorize derivatives in Level 3 when we use an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers.

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

The following table provides quantitative information regarding significant unobservable inputs in UNS Energy’s Level 3 fair value measurements:

	Fair Value at September 30, 2012		Range of
	Assets	Liabilities	Unobservable Input
-Millions of Dollars-
Forward Contracts(1)	$4	$(12)
Valuation Technique: Market approach
Unobservable Input:
Market price per MWh			$ 22.00 - $ 55.93

Option Contracts(2)	2	—
Valuation Technique: Option model
Unobservable Inputs:
Market Price per MWh			$ 30.00 - $ 47.00
Power Volatility			29.26% - 55.50%
Market Price per MMbtu			$ 2.87 - $ 4.05
Gas Volatility			28.01% - 39.78%

Level 3 Energy Contracts	$6	$(12)

(1)	TEP comprises $2 million of the forward contract liabilities.
(2)	All of the option contracts relate to TEP.

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

The following tables present a reconciliation of changes in the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30, 2012
	UNS Energy	TEP
	-Millions of Dollars-
Balance as of June 30, 2012	$(7)	$(1)
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/Liabilities – Derivative Instruments	—	1
Settlements	1	—

Balance as of September 30, 2012	$(6)	$—

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/Liabilities Still Held at the End of the Period	$—	$—

	Nine Months Ended September 30, 2012
	UNS Energy	TEP
	-Millions of Dollars-
Balance as of December 31, 2011	$(10)	$—
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/Liabilities – Derivative Instruments	(4)	—
Settlements	8	—

Balance as of September 30, 2012	$(6)	$—

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/Liabilities Still Held at the End of the Period	$(1)	$—

	Three Months Ended September 30, 2011
	UNS Energy	TEP
	-Millions of Dollars-
Balance as of June 30, 2011	$(9)	$1
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/Liabilities – Derivative Instruments	(3)	1
Settlements	2	(1)

Balance as of September 30, 2011	$(10)	$1

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/Liabilities Still Held at the End of the Period	$(3)	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

	Nine Months Ended September 30, 2011
	UNS Energy	TEP
	-Millions of Dollars-
Balance as of December 31, 2010	$(10)	$1
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/Liabilities – Derivative Instruments	(6)	2
Other Comprehensive Income	(1)	(1)
Settlements	7	(1)

Balance as of September 30, 2011	$(10)	$1

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/Liabilities Still Held at the End of the Period	$(6)	$1

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The amount recorded on the balance sheets (carrying value) and the estimated fair values of our financial instruments include the following:

		September 30, 2012		December 31, 2011
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		-Millions of Dollars-
Assets:
TEP Investment in Lease Debt	Level 2	$9	$9	$29	$29
TEP Investment in Lease Equity	Level 3	36	22	37	21
Liabilities:
Long-Term Debt
UNS Energy	Level 2	1,516	1,600	1,517	1,543
TEP	Level 2	1,223	1,268	1,080	1,061

TEP intends to hold the Investment in Lease Debt to maturity. This investment is stated at amortized cost, which means the purchase cost has been adjusted for the amortization of the premium and discount to maturity.

The fair value of TEP’s Long-Term Debt increased from prior period because of a change in valuation methodology concerning the make-whole premium applied to the bonds if they are called early.

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

The following table shows the effects of potentially dilutive Common Stock on the weighted average number of shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	-Thousands of Dollars-
Numerator:
Net Income	$50,664	$59,712	$83,414	$101,787
Income from Assumed Conversion of Convertible Senior Notes	—	1,097	1,100	3,292

Adjusted Numerator	$50,664	$60,809	$84,514	$105,079

	-Thousands of Shares-
Denominator:
Weighted Average Shares of Common Stock Outstanding:
Common Shares Issued	41,290	36,867	39,835	36,739
Fully Vested Deferred Stock Units	156	136	148	127
Participating Securities	—	50	—	64

Total Weighted Average Shares of Common Stock Outstanding and Participating Securities – Basic	41,446	37,053	39,983	36,930
Effect of Dilutive Securities:
Convertible Senior Notes	—	4,295	1,417	4,268
Options and Stock Issuable Under Share-Based Compensation Plans	417	429	319	379

Total Shares – Diluted	41,863	41,777	41,719	41,577

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

The following table shows the number of stock options excluded from the diluted EPS computation because the stock options’ exercise price was greater than the average market price of the Common Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	-Thousands of Shares-
Stock Options Excluded from the Diluted EPS Computation	—	147	67	158

In the first half of 2012, the entire balance of Convertible Senior Notes was converted to Common Shares or redeemed for cash. See Note 4.

NOTE 11. MILLENNIUM INVESTMENTS

In 2009, Millennium sold an equity investment and recorded a $6 million gain on the sale. Millennium received an upfront payment of $5 million in 2009 and a $15 million, three-year, 6% secured promissory note with a maturity date of June 2012. In June 2012, at the request of the borrower, Millennium agreed to change the payment provisions and maturity date of the note. The remaining terms of the note, including provisions securing the payment of the loan amount, remained unchanged. Under the modified payment terms, Millennium received the principal amount of $15 million in monthly payments between June 2012 and October 2012, as well as a $0.25 million amendment fee in June 2012. The note, including accrued interest, was fully repaid in October 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

A reconciliation of Net Income to Net Cash Flows from Operating Activities follows:

	UNS Energy
	Nine Months Ended September 30,
	2012	2011
	-Thousands of Dollars-
Net Income	$83,414	$101,787
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation Expense	105,319	99,653
Amortization Expense	26,845	22,513
Depreciation and Amortization Recorded to Fuel and Operations and Maintenance Expense	4,911	4,513
Amortization of Deferred Debt-Related Costs Included in Interest Expense	2,250	3,185
Provision for Retail Customer Bad Debts	2,017	1,305
Use of Renewable Energy Credits (REC) for Compliance	4,017	4,669
Deferred Income Taxes	63,057	77,668
Pension and Postretirement Expense	16,391	15,903
Pension and Postretirement Funding	(23,649)	(25,998)
Share-Based Compensation Expense	1,952	2,025
Allowance for Equity Funds Used During Construction	(2,708)	(3,516)
Increase (Decrease) to Reflect PPFAC/PGA Recovery	29,730	(5,174)
Competition Transition Charge Revenue Refunded	—	(30,652)
Liquidated Damages for Springerville Unit 3 Outage	1,921	—
Gain on Settlement of El Paso Electric Dispute	—	(7,391)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(28,686)	(22,495)
Materials and Fuel Inventory	(33,038)	(195)
Accounts Payable	(5,220)	9,507
Income Taxes	(11,738)	(11,870)
Interest Accrued	(1,551)	(3,063)
Taxes Other Than Income Taxes	16,478	17,048
Other	16,426	11,065

Net Cash Flows – Operating Activities	$268,138	$260,487

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

	TEP
	Nine Months Ended September 30,
	2012	2011
	-Thousands of Dollars-
Net Income	$65,018	$83,773
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation Expense	82,656	78,124
Amortization Expense	29,621	25,282
Depreciation and Amortization Recorded to Fuel and Operations and Maintenance Expense	3,922	3,280
Amortization of Deferred Debt-Related Costs Included in Interest Expense	1,628	1,866
Provision for Retail Customer Bad Debts	1,348	942
Use of RECs for Compliance	3,324	4,280
Deferred Income Taxes	51,638	66,090
Pension and Postretirement Expense	14,466	14,113
Pension and Postretirement Funding	(20,989)	(23,453)
Share-Based Compensation Expense	1,540	1,580
Allowance for Equity Funds Used During Construction	(2,265)	(2,980)
Increase (Decrease) to Reflect PPFAC Recovery	25,150	(5,146)
Competition Transition Charge Revenue Refunded	—	(30,652)
Liquidated Damages for Springerville Unit 3 Outage	1,921	—
Gain on Settlement of El Paso Electric Dispute	—	(7,391)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	(44,269)	(35,481)
Materials and Fuel Inventory	(32,448)	144
Accounts Payable	4,977	16,030
Income Taxes	(11,424)	(13,792)
Interest Accrued	2,729	1,685
Taxes Other Than Income Taxes	16,710	16,541
Other	11,898	10,709

Net Cash Flows – Operating Activities	$207,151	$205,544

Non-Cash Transactions

During the first nine months of 2012 the following non-cash transactions occurred:

•	In September 2012, TEP declared a $30 million dividend to UNS Energy which was paid in October 2012;

•	UNS Energy converted $147 million of the previously outstanding $150 million Convertible Senior Notes into Common Shares. See Note 4; and

•

TEP redeemed $193 million of the $200 million tax-exempt bonds and reissued debt using a trustee. Since the cash flowed through trust accounts the redemption and reissuance of debt resulted in a non-cash transaction at TEP. See Note 4.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

RISKS AND OVERVIEW

We are exposed to energy price risk associated with our gas and purchased power requirements, volumetric risk associated with our seasonal load, and operational risk associated with our generating facilities, transmission, and transportation systems. We reduce our energy price risk through a variety of derivative and non-derivative instruments. The objectives for entering into such contracts include: creating price stability; meeting load and reserve requirements; and reducing exposure to price volatility that may result from delayed recovery under the PPFAC or PGA. See Notes 2 and 9.

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

FINANCIAL IMPACT OF DERIVATIVES

Cash Flow Hedges

UNS Energy and TEP had liabilities related to cash flow hedges of $13 million as of September 30, 2012 and $14 million as of December 31, 2011. The after-tax unrealized gains and losses on derivative activities and amounts reclassified to earnings are reported in the statements of other comprehensive income.

Regulatory Treatment of Commodity Derivatives

We disclose unrealized gains and losses on energy contracts that are recoverable through the PPFAC or PGA on the balance sheets as a regulatory asset or a regulatory liability rather than reporting the transaction in the statements of other comprehensive income or in the income statements, as shown in the following table:

	UNS Energy		TEP
	Three Months Ended September 30,
	2012	2011	2012	2011
	-Millions of Dollars-
Increase (Decrease) to Regulatory Assets/Liabilities	$(12)	$2	$(6)	$(1)

	UNS Energy		TEP
	Nine Months Ended September 30,
	2012	2011	2012	2011
	-Millions of Dollars-
Decrease to Regulatory Assets/Liabilities	$(20)	$(7)	$(7)	$(3)

The fair values of derivative assets and liabilities were as follows:

	UNS Energy		TEP
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	-Millions of Dollars-
Assets	$10	$14	$5	$3
Liabilities	(19)	(43)	(4)	(9)

Net Assets (Liabilities)	$(9)	$(29)	$1	$(6)

Derivative assets are included in Other Current Assets and Other Non-Current Assets on the TEP balance sheet and Derivative Instruments and Other Non-Current Assets on the UNS balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) – Unaudited

The realized losses on settled gas swaps that are fully recoverable through the PPFAC or PGA were as follows:

	UNS Energy		TEP
	Three Months Ended September 30,
	2012	2011	2012	2011
	-Millions of Dollars-
Realized Losses on Settled Gas Swaps	$(7)	$(6)	$(4)	$(4)

	UNS Energy		TEP
	Nine Months Ended September 30,
	2012	2011	2012	2011
	-Millions of Dollars-
Realized Losses on Settled Gas Swaps	$(20)	$(15)	$(10)	$(6)

At September 30, 2012, UNS Energy and TEP had contracts that will settle through the third quarter of 2015.

Other Commodity Derivatives

The settlement of forward purchased power and sales contracts that do not result in physical delivery were reflected in the financial statements of UNS Energy and TEP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	-Millions of Dollars-
Recorded in Wholesale Sales:
Forward Power Sales	$1	$6	$2	$9
Forward Power Purchases	(1)	(8)	(3)	(12)

Total Sales and Purchases Not Resulting in Physical Delivery	$—	$(2)	$(1)	$(3)

DERIVATIVE VOLUMES

At September 30, 2012, UNS Energy had gas swaps totaling 19,116 billion British thermal units (GBtu) and power contracts totaling 2,018 gigawatt-hours (GWh), while TEP had gas swaps totaling 10,884 GBtu and power contracts totaling 666 GWh. At December 31, 2011, UNS Energy had gas swaps totaling 14,856 GBtu and power contracts totaling 3,147 GWh, while TEP had gas swaps totaling 6,855 GBtu and power contracts totaling 815 GWh. We account for gas swaps and power contracts as derivatives.

CREDIT RISK ADJUSTMENT

When the fair value of our derivative contracts is reflected as an asset, the counterparty owes us and this creates credit risk. We also consider the impact of our own credit risk on instruments that are in a net liability position. The impact of counterparty credit risk and our own credit risk on the fair value of derivative asset contracts was less than $0.5 million at September 30, 2012 and at December 31, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded) – Unaudited

CONCENTRATION OF CREDIT RISK

The following table shows the sum of the fair value of all derivative instruments under contracts with credit risk-related contingent features that are in a net liability position at September 30, 2012. Since credit risk-related contingent features were not triggered in the periods presented, UNS Energy and TEP did not post cash collateral.

	UNS Energy	TEP
	September 30, 2012
	-Millions of Dollars-
Net Liability Position	$38	$16
Letters of Credit	2	1
Additional Collateral to Post if Contingent Features Triggered	38	16

As of September 30, 2012, TEP had $14 million of credit exposure to other counterparties’ creditworthiness related to its wholesale marketing and gas hedging activities, of which three counterparties individually composed greater than 10% of the total credit exposure. UNS Electric had less than $1 million of such credit exposure related to its supply and hedging contracts. At September 30, 2012, UNS Gas had no exposure to other counterparties’ creditworthiness.

NOTE 14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued authoritative guidance which amends the guidance for impairment testing of indefinite-lived intangible assets. An entity will have the option to perform qualitative analysis to determine whether an indefinite-lived intangible asset may be impaired. If the qualitative assessment does not result in likely impairment, an entity will not be required to perform the quantitative impairment test. We will be required to comply in the first quarter of 2013; however we do not expect this pronouncement to have a material impact on our financial statements as our indefinite-lived intangible assets, RECs, are currently recoverable under the RES as we use the RECs to comply with the standard’s renewable resources requirements.

NOTE 15. REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The UNS Energy and TEP condensed consolidated financial statements as of September 30, 2012, and for the three and nine month periods ended September 30, 2012 and 2011, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports (dated November 2, 2012) are included on pages 1 and 2. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the unaudited financial information because neither of those reports is a “report” or a “part” of the registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UNS Energy Corporation (UNS Energy), formerly known as UniSource Energy Corporation, and its three primary business segments. It includes the following:

•	outlook and strategies;

•	operating results during the third quarter and nine-month period ended September 30, 2012, compared with the same periods in 2011;

•	factors affecting our results and outlook;

•	liquidity, capital needs, capital resources, and contractual obligations;

•	dividends; and

•	critical accounting estimates.

Management’s Discussion and Analysis should be read in conjunction with (i) UNS Energy’s and Tucson Electric Power Company’s (TEP) 2011 Annual Report on Form 10-K and (ii) the Condensed Consolidated Financial Statements that begin on page three of this document. The Condensed Consolidated Financial Statements present the results of operations for the three and nine-month periods ended September 30, 2012 and 2011. Management’s Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

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

TEP is a regulated public utility and UNS Energy’s largest operating subsidiary, representing approximately 84% of UNS Energy’s total assets as of September 30, 2012. TEP generates, transmits, and distributes electricity to approximately 406,000 retail electric customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. In addition, TEP operates Springerville Generating Station (Springerville) Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State) and Springerville Unit 4 on behalf of Salt River Project Agricultural Improvement and Power District (SRP).

UES holds the common stock of two regulated public utilities, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UNS Gas is a regulated gas distribution company, which services approximately 147,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in northern Arizona, as well as in Santa Cruz County in southern Arizona. UNS Electric is a regulated public utility, which generates, transmits, and distributes electricity to approximately 92,000 retail customers in Mohave and Santa Cruz counties. In July 2011, UNS Electric purchased the Black Mountain Generating Station (BMGS) from UED. This transaction did not impact UNS Energy’s consolidated financial statements.

UED currently has no significant assets.

Millennium’s investments in unregulated businesses represent less than 1% of UNS Energy’s assets as of September 30, 2012.

References to “we” and “our” are to UNS Energy and its subsidiaries, collectively.

OUTLOOK AND STRATEGIES

Our financial prospects and outlook are affected by many factors including: the 2008 TEP Rate Order that freezes Base Rates through 2012; national and regional economic conditions; volatility in the financial markets; environmental laws and regulations; and other regulatory factors. Our plans and strategies include the following:

•

Obtain Arizona Corporation Commission (ACC) approval of a retail Base Rate increase and new retail rate design for TEP, effective no later than August 1, 2013, that: (i) provides adequate revenues to cover the rising cost of serving TEP’s customers; (ii) aligns TEP’s retail rates with Arizona’s requirements for energy efficiency and renewable generation; and (iii) allows TEP an opportunity to earn a fair return on its investment.

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

RESULTS OF OPERATIONS

Contribution by Business Segment

The table below shows the contributions to our consolidated after-tax earnings by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	-Millions of Dollars-
TEP	$45	$54	$65	$84
UNS Gas	—	(1)	5	6
UNS Electric	6	7	14	14
Other Non-Reportable Segments and Adjustments (1)	—	—	(1)	(2)

Consolidated Net Income	$51	$60	$83	$102

(1)	Includes: UNS Energy parent company expenses; Millennium; UED; and intercompany eliminations.

Executive Overview

Third Quarter of 2012 Compared with the Third Quarter of 2011

TEP

TEP reported net income of $45 million in the third quarter of 2012 compared with net income of $54 million in the third quarter of 2011. The decrease in net income in the third quarter of 2012 is attributable to: an $8 million decrease in retail margin revenues; a $2 million increase in depreciation and amortization expense; and a $2 million decrease in pre-tax income related to the operation of Springerville Units 3 and 4; partially offset by a $2 million decrease in Base Operations and Maintenance (Base O&M) expense. Third quarter 2011 results include a pre-tax gain of $7 million related to the settlement of a dispute with El Paso Electric. See Tucson Electric Power Company, Results of Operations, below for more information.

UNS Gas

See UNS Gas, Results of Operations, below.

UNS Electric

See UNS Electric, Results of Operations, below.

Other Non-Reportable Segments

The results reported for Other Non-Reportable Segments include UNS Energy parent company expenses, Millennium, UED, and intercompany eliminations. See Other Non-Reportable Segments, Results of Operations, below, for more information.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

TEP

TEP reported net income of $65 million in the first nine months of 2012 compared with net income of $84 million in the same period last year. The decrease in net income is attributable to: a $4 million decrease in retail margin revenues; a $9 million decrease in long-term wholesale margin revenues; a $9 million increase in depreciation and amortization expense; and a $3 million decrease in pre-tax income related to the operation of Springerville Unit 3. Results for the first nine months of 2011 include a pre-tax gain of $7 million related to the settlement of a dispute with El Paso Electric. See Tucson Electric Power Company, Results of Operations, below for more information.

UNS Gas

See UNS Gas, Results of Operations, below.

UNS Electric

See UNS Electric, Results of Operations, below.

Operations and Maintenance Expense

The table below summarizes the items included in UNS Energy’s Operations and Maintenance (O&M) expense:

Three Months Ended September 30,	2012	2011
	-Millions of Dollars-
UNS Energy Base O&M (Non-GAAP)(1)	$61	$63
Reimbursed Expenses Related to Springerville Units 3 and 4	26	16
Expenses Related to Customer-Funded Renewable Energy and Demand Side Management (DSM) Programs(2)	11	12

Total UNS Energy O&M (GAAP)	$98	$91

Nine Months Ended September 30,

UNS Energy Base O&M (Non-GAAP)(1)	$198	$199
Reimbursed Expenses Related to Springerville Units 3 and 4	53	49
Expenses Related to Customer-Funded Renewable Energy and DSM Programs(2)	33	34

Total UNS Energy O&M (GAAP)	$284	$282

(1)

Base O&M, a non-GAAP financial measure, should not be considered as an alternative to O&M, which is determined in accordance with generally accepted accounting principles (GAAP) in the United States of America. We believe Base O&M provides useful information to investors because it represents the fundamental level of operating and maintenance expense related to our core business. Base O&M excludes expenses that are directly offset by revenues collected from customers and other third parties.

(2)	Represents expenses related to customer-funded renewable energy and DSM programs; these expenses are being collected from customers and the corresponding amounts are recorded in retail revenue.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Dividends from UNS Energy’s subsidiaries represent the parent company’s main source of liquidity. Under UNS Energy’s tax sharing agreement, subsidiaries make income tax payments to UNS Energy, which makes payments on behalf of the consolidated group to taxing authorities. See Income Tax Position, below, for more information.

The table below provides a summary of the liquidity position of UNS Energy and each of its segments:

Balances as of October 22, 2012	Cash and Cash Equivalents		Borrowings under Revolving Credit Facility(1)	Amount Available under Revolving Credit Facility
	-Millions of Dollars-
UNS Energy Stand-Alone	$2		$31	$94
TEP	104		1	199
UNS Gas	32		—	70	(2)
UNS Electric	18		1	69	(2)
Other	4	(3)	N/A	N/A

Total	$160

(1)	Includes Letters of Credit (LOCs) issued under revolving credit facilities.
(2)	Either UNS Gas or UNS Electric may borrow up to a maximum of $70 million; the total combined amount borrowed by both companies cannot exceed $100 million.
(3)	Includes cash and cash equivalents at Millennium and UED.

Dividends from Subsidiaries

In the third quarter of 2012, UNS Energy received $14 million in dividends from Millennium, a $10 million dividend from UNS Gas, and a $10 million dividend from UNS Electric. In October 2012, UNS Energy received a $30 million dividend from TEP. UNS Energy did not receive dividends from its subsidiaries during the third quarter of 2011.

Short-term Investments

UNS Energy’s short-term investment policy governs the investment of excess cash balances. We regularly review and update this policy in response to market conditions. As of September 30, 2012, UNS Energy’s short-term investments included highly-rated and liquid money market funds and certificates of deposit.

Access to Revolving Credit Facilities

We have access to working capital through revolving credit agreements with lenders. Each of these agreements is a committed facility that expires in November 2016. The TEP Credit Agreement and UNS Gas/UNS Electric Revolver may be used for revolving borrowings as well as to issue LOCs. TEP, UNS Gas, and UNS Electric each issue LOCs from time to time to provide credit enhancement to counterparties for their energy procurement and hedging activities. The UNS Credit Agreement also may be used to issue LOCs for general corporate purposes.

We believe that we have sufficient liquidity under our revolving credit facilities to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. See Item 3. Quantitative and Qualitative Disclosures about Market Risk, below.

UNS Energy Consolidated Cash Flows

Nine Months Ended September 30,	2012	2011
	-Millions of Dollars-
Operating Activities	$268	$260
Investing Activities	(192)	(216)
Financing Activities	(3)	(52)

UNS Energy’s operating cash flows are generated primarily by retail and wholesale energy sales at TEP, UNS Gas, and UNS Electric, net of the related payments for fuel and purchased power. Generally, cash from operations is lowest in the first quarter and highest in the third quarter due to TEP’s summer-peaking load. TEP, UNS Gas, and UNS Electric typically use their revolving credit facilities to assist in funding their business activities during periods when sales are seasonally lower.

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

Operating Activities

In the first nine months of 2012, net cash flows from operating activities were $8 million higher than they were in the same period last year due to:

•

a $15 million decrease in payments of operations and maintenance costs and wages paid, net of amounts capitalized, due in part to lower renewable incentive payments, lower payments related to the operation of Springerville Units 3 and 4 from TEP, and lower pension contribution payments;

•

a $3 million decrease in interest paid, net of amounts capitalized, due primarily to the redemption of UNS Energy Convertible Senior Notes (Convertible Senior Notes) in the first six months of 2012; and

•	a $4 million decrease in capital lease interest paid due to lower capital lease obligation balances; partially offset by

•	a $4 million decrease in income tax refunds received due to overestimated payments made in 2010 refunded in 2011;

•	a $3 million decrease in interest received due to lower balances in investments in lease debt; and

•	a $5 million increase in taxes other than income taxes paid due to higher property tax payments.

Investing Activities

Net cash flows used for investing activities decreased by $24 million in the first nine months of 2012 compared with the same period last year. A $31 million decrease in capital expenditures and the receipt of $13 million related to a note receivable held by Millennium were offset by a $19 million decrease in proceeds from investments in Springerville lease debt compared with the first nine months of 2011.

Capital Expenditures

	Actual Year-to-Date September 30, 2012	Estimate Full Year 2012
	-Millions of Dollars-
TEP	$196	$287
UNS Gas	12	14
UNS Electric	24	40

UNS Energy Consolidated	$232	$341

Financing Activities

Net cash flows from financing activities were $49 million higher in the first nine months of 2012 compared with the same period last year due primarily to an increase in proceeds from long-term debt, which was partially offset by an increase in capital lease payments and an increase in dividends paid on common stock.

UNS Credit Agreement

The UNS Credit Agreement, which expires in November 2016, consists of a $125 million revolving credit and LOC facility. As of September 30, 2012, there was $63 million outstanding at a weighted-average interest rate of 2.93%. The UNS Credit Agreement restricts additional indebtedness, liens, mergers, and sales of assets. The UNS Credit Agreement also requires UNS Energy to meet a minimum cash flow to interest coverage ratio determined on a UNS Energy stand-alone basis. Additionally, UNS Energy cannot exceed a maximum leverage ratio determined on a consolidated basis. Under the terms of the UNS Credit Agreement, UNS Energy may pay dividends so long as it maintains compliance with the agreement. UNS Energy’s obligations under the agreement are secured by a pledge of the common stock of Millennium, UES, and UED.

As of September 30, 2012, we were in compliance with the terms of the UNS Credit Agreement.

Convertible Senior Notes

In March 2005, UNS Energy issued $150 million of 4.50% Convertible Senior Notes due in 2035. Between December 2011 and May 2012, UNS Energy issued a series of separate notices of partial redemption of the Convertible Senior Notes by calling all $150 million outstanding. Holders of the called Convertible Senior Notes had the option of converting their interests to Common Stock or receiving par plus accrued interest for the Convertible Senior Notes. The notes were convertible into shares of Common Stock at a conversion rate applicable at the time of each notice. During the first half of 2012, holders of approximately $147 million of the Convertible Senior Notes outstanding converted their interests into approximately 4.3 million shares of Common Stock. The remaining $3 million of outstanding Convertible Senior Notes were redeemed at par for cash.

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

Contractual Obligations

There are no changes in our contractual obligations or other commercial commitments from those reported in our 2011 Annual Report on Form 10-K, other than the following changes in 2012:

Payment Due in Years Ending December 31,	2013	2014	2015	2016	2017	2018 and after	Total
	-Millions of Dollars-
Long Term Debt(1)	$—	$—	$—	$—	$—	$143	$143

Purchase Obligations:
Fuel	2	4	2	—	—	—	8
Purchased Power	3	9	1	1	1	7	22
Service Agreement	2	2	—	—	—	—	4

Total Additional Contractual Cash Obligations	$7	$15	$3	$1	$1	$150	$177

(1)

In 2012, $177 million of unsecured tax-exempt pollution control bonds and $16 million of tax-exempt industrial development bonds were issued on behalf of TEP. The bonds bear interest at a rate of 4.50% and are due in March and June of 2030. Proceeds were deposited with a trustee and used, together with $7 million of internal cash, to redeem $200 million of 1998 Apache Bonds issued on behalf of TEP. In September 2012, TEP issued $150 million of 3.85% unsecured notes due March 2023. See Note 4.

Dividends on Common Stock

The following table shows the dividends declared to UNS Energy shareholders for 2012:

Declaration Date	Record Date	Payment Date	Dividend Amount Per Share of Common Stock
February 27, 2012	March 12, 2012	March 22, 2012	$0.43
May 3, 2012	June 8, 2012	June 27, 2012	$0.43
August 2, 2012	September 5, 2012	September 26, 2012	$0.43

Income Tax Position

As of September 30, 2012, UNS Energy (on a consolidated basis) and TEP had the following carry-forward amounts:

	UNS Energy		TEP
	Amount	Expiring Year	Amount	Expiring Year
	-Millions of Dollars-		-Millions of Dollars-
Capital Loss	$8	2015	$—	N/A
Federal Net Operating Loss	218	2031-2032	242	2031-2032
State Net Operating Loss	32	2032	68	2032
State Credits	1	2017	3	2016-2017
AMT Credit	43	None	24	None
Investment Tax Credits	5	2032	5	2032

The 2010 Federal Tax Relief Act includes provisions that make qualified property placed into service between September 8, 2010 and January 1, 2012, eligible for 100% bonus depreciation for tax purposes. The same law makes qualified property placed in service during 2012 eligible for 50% bonus depreciation for tax purposes. In addition, the IRS issued new guidance related to the treatment of expenditures to maintain, replace, or improve property. These provisions are an acceleration of tax benefits UNS Energy and TEP otherwise would have received over 20 years. As a result of these provisions, UNS Energy and TEP did not pay any federal income taxes for the tax year 2011 and does not expect to pay any federal or state income taxes for 2012.

TUCSON ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS

TEP’s financial condition and results of operations are the principal factors affecting the financial condition and results of operations of UNS Energy. The following discussion relates to TEP, unless otherwise noted.

Third Quarter of 2012 Compared with Third Quarter of 2011

TEP reported net income of $45 million in the third quarter of 2012 compared with net income of $54 million in the third quarter of 2011. The following factors impacted TEP’s results in the third quarter of 2012:

•	an $8 million decrease in retail margin revenues. A 12.2% decline in Cooling Degree Days compared with the third quarter of 2011 contributed to a 3.6% decrease in retail kilowatt-hour (kWh) sales;

•	a $2 million increase in depreciation and amortization expense as a result of an increase in net plant-in-service;

•	a $2 million decrease in pre-tax income related to the operation of Springerville Units 3 and 4 resulting from an unplanned outage at Springerville Unit 3; and

•	a $7 million pre-tax gain recorded in the third quarter of 2011 related to the settlement of a dispute with El Paso Electric; partially offset by

•	a $2 million decrease in Base O&M due in part to a decline in unscheduled plant maintenance.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

TEP reported net income of $65 million for the first nine months of 2012 compared with net income of $84 million for the same period in 2011. The following factors impacted TEP’s results in the first nine months of 2012:

•	a $4 million decrease in retail margin revenues due to a 0.5% decrease in retail kWh sales;

•	a $9 million decline in long-term wholesale margin revenues resulting from a change in the pricing of energy sold under the SRP wholesale contract effective June 2011;

•	a $3 million decrease in pre-tax income related to Springerville Units 3 and 4 resulting from an unplanned outage at Springerville Unit 3;

•	a $9 million increase in depreciation and amortization expense as a result of an increase in net plant-in-service; and

•	a $7 million pre-tax gain recorded in the third quarter of 2011 related to the settlement of a dispute with El Paso Electric.

Utility Sales and Revenues

Changes in the number of customers, weather, economic conditions, and other factors affect retail sales of electricity. The table below provides a summary of TEP’s retail kWh sales, revenues, and weather data during the third quarters of 2012 and 2011:

			Increase (Decrease)
Three Months Ended September 30,	2012	2011	Amount	Percent(1)
Energy Sales, kWh (in Millions):
Electric Retail Sales:
Residential	1,332	1,417	(85)	(5.9)%
Commercial	589	598	(9)	(1.5)%
Industrial	616	632	(16)	(2.6)%
Mining	275	274	1	0.3%
Public Authorities	66	65	1	1.0%

Total Electric Retail Sales	2,878	2,986	(108)	(3.6)%

Retail Margin Revenues (in Millions):
Residential	$89	$95	$(6)	(5.8)%
Commercial	49	50	(1)	(1.4)%
Industrial	27	29	(2)	(4.9)%
Mining	9	8	1	3.6%
Public Authorities	3	3	—	—

Total Retail Margin Revenues (Non-GAAP)(2)	177	185	(8)	(4.0)%
Fuel and Purchased Power Revenues	115	112	3	2.6%
RES & DSM Revenues	11	12	(1)	(12.5)%

Total Retail Revenues (GAAP)	$303	$309	$(6)	(1.9)%

Average Retail Margin Rate (Cents / kWh):
Residential	6.67	6.66	0.01	0.2%
Commercial	8.37	8.36	0.01	0.1%
Industrial	4.43	4.54	(0.11)	(2.4)%
Mining	3.13	3.03	0.10	3.3%
Public Authorities	5.15	5.20	(0.05)	(1.0)%

Average Retail Margin Revenue	6.17	6.19	(0.02)	(0.3)%
Average Fuel and Purchased Power Revenue	4.00	3.76	0.24	6.4%
Average RES & DSM Revenue	0.36	0.40	(0.04)	(10.0)%

Total Average Retail Revenue	10.53	10.35	0.18	1.7%

			Increase (Decrease)
Weather Data:	2012	2011	Amount	Percent(1)
Cooling Degree Days
Three Months Ended September 30,	957	1,090	(133)	(12.2)%
10-Year Average	990	990	NM	NM

Wholesale Energy Market Indicators:
Power Prices ($ / MWh) (3)	$30	$35	$(5)	(14.3)%
Natural Gas Prices ($ / MMBtu) (4)	2.78	4.09	(1.31)	(32.0)%

(1)	Percent change is calculated on unrounded data and may not correspond exactly to data shown in table.
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

(3)	Around-the-clock market price of energy is based on the Dow Jones Palo Verde Index.
(4)	Average market price for natural gas is based on the Permian Index.

Residential

Residential kWh sales were 5.9% lower in the third quarter of 2012 than they were during the same period last year, leading to a decrease in residential margin revenues of 5.8%, or $6 million. Residential use per customer decreased by 6.4% due in part to a 12.2% decrease in Cooling Degree Days compared with the same period last year. The average number of residential customers grew by 0.5% in the third quarter of 2012 compared with the same period last year.

Commercial

Commercial kWh sales decreased by 1.5% compared with the third quarter of 2011, leading to a decrease in commercial margin revenues of 1.4%, or $1 million. Commercial use per customer decreased by 1.8% due in part to a 12.2% decrease in Cooling Degree Days compared with the same period last year. The average number of commercial customers grew by 0.3% in the third quarter of 2012 compared with the same period last year.

Industrial

Industrial kWh sales decreased by 2.6% compared with the third quarter of 2011, due in part to regional economic conditions. Industrial margin revenues decreased by $2 million when compared with the same period of 2011.

Mining

Mining kWh sales increased by 0.3% in the third quarter of 2012 compared with the same period last year. See Factors Affecting Results of Operations, Sales to Mining Customers, below.

Wholesale Sales and Transmission Revenues

Three Months Ended September 30,	2012	2011
	-Millions of Dollars-
Long-Term Wholesale Revenues:
Long-Term Wholesale Margin Revenues (Non-GAAP)(1)	$1	$1
Fuel and Purchased Power Expense Allocated to Long- Term Wholesale Revenues	6	8

Total Long-Term Wholesale Revenues	7	9
Transmission Revenues	4	4
Short-Term Wholesale Revenues	14	17

Electric Wholesale Sales (GAAP)	$25	$30

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

Long-Term Wholesale Margin Revenues were the same when compared with the third quarter of 2011. See Factors Affecting Results of Operations, Long-Term Wholesale Sales, Salt River Project, below, for more information.

Short-Term Wholesale Revenues

All revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity are credited against the fuel and purchased power costs eligible for recovery in the Purchased Power and Fuel Adjustment Clause (PPFAC).

Utility Sales and Revenues

			Increase (Decrease)
Nine Months Ended September 30,	2012	2011	Amount	Percent(1)
Energy Sales, kWh (in Millions):
Electric Retail Sales:
Residential	3,085	3,108	(23)	(0.8)%
Commercial	1,523	1,517	6	0.4%
Industrial	1,628	1,654	(26)	(1.5)%
Mining	818	811	7	0.8%
Public Authorities	182	182	—	(0.3)%

Total Electric Retail Sales	7,236	7,272	(36)	(0.5)%

Retail Margin Revenues (in Millions):
Residential	$202	$203	$(1)	(0.5)%
Commercial	124	124	—	0.6%
Industrial	71	73	(2)	(3.3)%
Mining	23	24	(1)	(3.3)%
Public Authorities	9	9	—	—

Total Retail Margin Revenues (Non-GAAP)(2)	429	433	(4)	(0.8)%
Fuel and Purchased Power Revenues	256	245	11	4.3%
RES & DSM Revenues	32	36	(4)	(11.6)%

Total Retail Revenues (GAAP)	$717	$714	$3	0.4%

Average Retail Margin Rate (Cents / kWh):
Residential	6.53	6.52	0.01	0.2%
Commercial	8.16	8.14	0.02	0.2%
Industrial	4.35	4.43	(0.08)	(1.8)%
Mining	2.83	2.95	(0.12)	(4.1)%
Public Authorities	5.12	5.10	0.02	0.4%

Average Retail Margin Revenue	5.93	5.95	(0.02)	(0.3)%
Average Fuel and Purchased Power Revenue	3.54	3.38	0.16	4.7%
Average RES & DSM Revenue	0.44	0.50	(0.06)	(12.0)%

Total Average Retail Revenue	9.91	9.83	0.08	0.8%

			Increase (Decrease)
Weather Data:	2012	2011	Amount	Percent(1)
Cooling Degree Days
Nine Months Ended September 30,	1,523	1,480	43	2.9%
10-Year Average	1,443	1,434	NM	NM

Wholesale Energy Market Indicators:
Power Prices ($ / MWh) (3)	$25	$30	$(5)	(16.7)%
Natural Gas Prices ($ / MMBtu) (4)	2.46	4.04	(1.58)	(39.1)%

(1)	Percent change is calculated on unrounded data and may not correspond exactly to data shown in table.
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

(3)	Around-the-clock market price of energy is based on the Dow Jones Palo Verde Index.
(4)	Average market price for natural gas is based on the Permian Index.

Residential

Residential kWh sales were 0.8% lower in the first nine months of 2012 than they were during the same period last year, leading to a decrease in residential margin revenues of 0.5%, or $1 million. Residential use per customer decreased by 1.2% primarily due to cooler summer weather than last year.

Commercial

Commercial kWh sales increased by 0.4% compared with the first nine months of 2011, leading to an increase in margin revenues of 0.6%, or less than $1 million.

Industrial

Industrial kWh sales decreased by 1.5% compared with the first nine months of 2011. Industrial margin revenues declined by 3.3%, or $2 million compared with the same period of 2011. The decline in margin revenues was greater than the change in kWh sales due to usage patterns by certain industrial customers that reduced their demand charges paid to TEP.

Mining

The continuation of high copper prices led to increased mining activity, resulting in a 0.8% increase in sales volumes in the first nine months of 2012 compared with the same period last year. Margin revenues from mining customers decreased by 3.3%, or $1 million, over the same period last year. See Factors Affecting Results of Operations, Sales to Mining Customers, below.

Wholesale Sales and Transmission Revenues

Nine Months Ended September 30,	2012	2011
	-Millions of Dollars-
Long-Term Wholesale Revenues:
Long-Term Wholesale Margin Revenues (Non-GAAP)(1)	$3	$12
Fuel and Purchased Power Expense Allocated to Long- Term Wholesale Revenues	15	21

Total Long-Term Wholesale Revenues	18	33
Transmission Revenues	12	12
Short-Term Wholesale Revenues	47	52

Electric Wholesale Sales (GAAP)	$77	$97

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

Margin revenues from long-term wholesale contracts were $9 million lower than in the first nine months of 2011 due primarily to a change in pricing under the SRP contract that took effect in June 2011. See Factors Affecting Results of Operations, Long-Term Wholesale Sales, Salt River Project, below, for more information.

Short-Term Wholesale Revenues

All revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity reduce the fuel and purchased power costs eligible for recovery in the PPFAC.

Other Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	-Millions of Dollars-		-Millions of Dollars-
Revenue related to Springerville Units 3 and 4(1)	$31	$24	$74	$74
Other Revenue	8	7	22	20

Total Other Revenue	$39	$31	$96	$94

(1)	Represents revenues and reimbursements from Tri-State and SRP, owners of Springerville Units 3 and 4, respectively, to TEP related to the operation of these plants.

In addition to reimbursements related to Springerville Units 3 and 4, TEP’s other revenues include inter-company revenues from UNS Gas and UNS Electric for corporate services provided by TEP, and miscellaneous service-related revenues such as rent on power pole attachments, damage claims, and customer late fees.

Operating Expenses

Fuel and Purchased Power Expense

TEP’s fuel and purchased power expense and energy resources for the quarter and nine months ended September 30, 2012 and 2011 are detailed below:

	Generation and Purchased Power		Fuel and Purchased Power Expense
Three Months Ended September 30,	2012	2011	2012	2011
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation	2,577	2,807	$64	$73
Gas-Fired Generation	491	331	23	21
Renewable Generation	10	7	—	—
Reimbursed Fuel Expense for Springerville Units 3 and 4	—	—	1	2

Total Generation	3,078	3,145	88	96
Total Purchased Power	759	898	28	40
Transmission	—	—	2	(4)
Increase to Reflect PPFAC Recovery Treatment	—	—	20	1

Total Resources	3,837	4,043	$138	$133

Less Line Losses and Company Use	(242)	(255)

Total Energy Sold	3,595	3,788

	Generation and Purchased Power		Fuel and Purchased Power Expense
Nine Months Ended September 30,	2012	2011	2012	2011
	-Millions of kWh-		-Millions of Dollars-
Coal-Fired Generation	7,247	7,680	$182	$195
Gas-Fired Generation	1,187	707	51	45
Renewable Generation	35	18	—	—
Reimbursed Fuel Expense for Springerville Units 3 and 4	—	—	5	6

Total Generation	8,469	8,405	238	246
Total Purchased Power	1,854	2,047	62	84
Transmission	—	—	4	(2)
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	25	(5)

Total Resources	10,323	10,452	$329	$323

Less Line Losses and Company Use	(669)	(640)

Total Energy Sold	9,654	9,812

Generation

Total generating output decreased during the third quarter and first nine months of 2012 compared with the same periods last year due to lower retail kWh sales. Coal-fired generation decreased by 8% in the third quarter and by 6% in the first nine months of 2012 due in part to the use of natural gas to fuel Sundt Generating Station (Sundt) Unit 4 instead of higher priced contracted coal.

Purchased Power

Purchased power volumes decreased in the third quarter of 2012 compared with the same period last year primarily due to a 3.6% decrease in retail kWh sales.

The table below summarizes TEP’s average cost per kWh generated or purchased:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	-cents per kWh-		-cents per kWh -
Coal	2.49	2.62	2.50	2.53
Gas	4.69	6.26	4.31	6.42
Purchased Power	3.63	4.51	3.35	4.11
All Sources	3.28	3.49	3.15	3.35

O&M

The table below summarizes the items included in TEP’s O&M expense. See Results of Operations, Third Quarter of 2012 Compared with Third Quarter of 2011, above for more information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	-Millions of Dollars-		-Millions of Dollars-
Base O&M (Non-GAAP)(1)	$53	$55	$173	$173
O&M Recorded in Other Expense	(1)	(1)	(3)	(6)
Reimbursed Expenses Related to Springerville Units 3 and 4	26	16	53	49
Expenses Related to Customer Funded Renewable Energy and DSM Programs(2)	9	10	25	30

Total O&M (GAAP)	$87	$80	$248	$246

(1)

Base O&M is a non-GAAP financial measure and should not be considered as an alternative to O&M, which is determined in accordance with GAAP. TEP believes that Base O&M, which is O&M less reimbursed expenses and expenses related to customer- funded renewable energy and DSM programs, provides useful information to investors.

(2)	Represents expenses related to customer-funded renewable energy and DSM programs; these expenses are being collected from customers and the corresponding amounts are recorded in retail revenue.

FACTORS AFFECTING RESULTS OF OPERATIONS

Base Rate Increase Moratorium

Pursuant to the 2008 TEP Rate Order issued by the ACC, TEP’s Base Rates are frozen through at least December 31, 2012. The 2008 TEP Rate Order also prohibited TEP from submitting an application for new Base Rates before June 30, 2012. See 2012 TEP Rate Case, below, for more information. Adjustor mechanisms, such as TEP’s PPFAC, may change from time to time as approved by the ACC.

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

Lost Fixed Cost Recovery Mechanism

TEP proposed a Lost Fixed Cost Recovery (LFCR) mechanism that would allow TEP to recover non-fuel costs that would otherwise go unrecovered due to lost kWh sales attributed to: (i) compliance with the ACC’s Electric Energy Efficiency Standards (Electric EE Standards); and (ii) distributed generation requirements under the ACC’s RES. The LFCR is not a full decoupling mechanism and is not intended to recover lost fixed costs attributable to weather or economic conditions.

Energy Efficiency Resource Plan

TEP proposed a three-year pilot program that would allow TEP to invest in energy efficiency programs in order to meet the ACC’s Electric EE Standards in the most cost-effective manner. Electric EE Standards investments would be considered regulatory assets and amortized over a four-year period. TEP would earn a return on its investments and recover the return and amortization expense through the existing demand-side management surcharge.

Environmental Compliance Adjustor (ECA)

TEP proposed a new adjustor mechanism designed to recover the costs of complying with environmental standards required by federal or other governmental agencies between rate cases. The ECA surcharge would be adjusted annually to recover the capital carrying costs on environmental projects under construction, a return on investment, depreciation expense, taxes, and associated O&M costs for completed projects.

Procedural Schedule

In September 2012, the administrative law judge assigned to TEP’s rate case issued a procedural schedule. The schedule calls for ACC Staff and intervenor testimony to be filed on December 21, 2012, settlement discussions to begin January 15, 2013, and hearings before the administrative law judge on March 6, 2013.

TEP cannot predict the outcome of this proceeding or whether its rate request will be adopted by the ACC in whole or in part.

Purchased Power and Fuel Adjustment Clause

In February 2012, TEP filed its annual PPFAC update report with the ACC. TEP requested an increase in the total PPFAC rate of $77 million to recover under-collected fuel and purchased power costs of approximately $51 million and an increase in forecasted fuel and purchased power costs of approximately $26 million. In March 2012, the ACC approved a PPFAC rate of 0.77 cents per kWh effective April 2012. The new PPFAC rate is expected to provide recovery of approximately $70 million of fuel and purchased power costs over the period of April 2012 through March 2013. Any shortfall not collected under the approved PPFAC rate is expected to be recovered through the PPFAC rate set for the period beginning April 1, 2013. At September 30, 2012, TEP had under-collected fuel and purchased power costs on a billed-to-customer basis of $30 million.

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

TEP recorded pre-tax income of $4 million in the third quarter of 2012 and $6 million in the third quarter of 2011 related to the operation of these units. Results in the third quarter of 2012 were negatively affected by an unplanned outage at Springerville Unit 3. In the third quarter of 2012, TEP recorded a pre-tax loss of $2 million because the outage will prevent TEP from meeting certain availability requirements under the terms of TEP’s operating agreement with Tri-State. TEP expects the Springerville Unit 3 outage to reduce TEP’s 2012 pre-tax income by approximately $3 million.

The table below summarizes the income statement line items in which TEP records revenues and expenses related to Springerville Units 3 and 4:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	-Millions of Dollars-		-Millions of Dollars-
Other Revenues	$31	$24	$74	$74
Fuel Expense	(1)	(2)	(5)	(6)
O&M Expense	(26)	(16)	(53)	(49)
Taxes Other Than Income Taxes	—	—	(1)	(1)

Total Pre-Tax Income	$4	$6	$15	$18

Pension and Postretirement Benefit Expense

The table below summarizes TEP’s pension and other postretirement benefit expenses recorded as part of O&M in 2012 and 2011. See Note 7.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	-Millions of Dollars-		-Millions of Dollars-
Pension Expense Charged to O&M	$3	$2	$8	$7
Other Postretirement Benefit Expense Charged to O&M	1	1	3	3

Total	$4	$3	$11	$10

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

Navajo Tribal Utility Authority

TEP serves the portion of NTUA’s load that is not served from NTUA’s allocation of federal hydroelectric power. Over the last three years, sales to NTUA averaged 225,000 MWh. The power sold to NTUA is at a fixed price except for 50% of the MWh sales from June to September, which are based on the Dow Jones Palo Verde Market Index. Similar to 2011, we expect approximately 12% of the total energy sold to NTUA in 2012 will be priced based on the Dow Jones Palo Verde Market Index. The NTUA contract expires in December 2015.

Long-Term Wholesale Margin and Sensitivity

TEP’s margin on long-term wholesale sales was $3 million during the first nine months of 2012, compared with $12 million in the same period last year.

TEP estimates its margin on long-term wholesale sales in 2012 will be $4 million, compared with $13 million in 2011. The estimated decrease is a result of changes in the terms of the SRP contract described above. As of October 22, 2012, the average forward price of on-peak power on the Dow Jones Palo Verde Market Index for the remainder of calendar year 2012 was $34 per MWh. A change of $5 per MWh in the on-peak market price of power on the Dow Jones Palo Verde Market Index for the balance of the year would change 2012 pre-tax income related to the SRP contract by less than $1 million.

Electric Energy Efficiency Standards

In August 2010, the ACC approved new Electric EE Standards designed to require TEP, UNS Electric, and other affected electric utilities to implement cost-effective programs to reduce customers’ energy consumption. In 2011, TEP’s programs saved energy equal to approximately 1.4% of its 2010 retail kWh sales. In 2012, the Electric EE Standards target total kWh savings of 3% of 2011 retail kWh sales. The Electric EE Standards increase annually thereafter up to a targeted cumulative annual reduction in retail kWh sales of 22% by 2020.

New and existing DSM programs, direct load control programs, and energy efficient building codes are acceptable means to meet the Electric EE Standards as set forth by the ACC. The Electric EE Standards provide for the recovery of costs incurred to implement DSM programs. TEP’s programs, and the rates charged to customers for such programs, are subject to annual review and approval by the ACC.

In May 2012, TEP filed a modification to its proposed 2011-2012 Energy Efficiency Implementation Plan with the ACC. The proposal includes a request for a performance incentive ranging from approximately $3 million to $4 million pre-tax that would be recorded in 2012 upon ACC approval. In August 2012, an administrative law judge issued a recommended opinion and order that proposed the adoption of TEP’s plan. TEP cannot predict when or if the ACC will issue a final order in this matter. TEP has not recorded income related to the proposed performance incentive in 2012.

Decoupling

In December 2010, the ACC issued a policy statement recognizing the need to adopt rate decoupling or another mechanism to make Arizona’s Electric EE Standards viable. A decoupling mechanism is designed to encourage energy conservation by restructuring utility Retail Rates to separate the recovery of fixed costs from the level of energy consumed. The policy statement allows affected utilities to file rate decoupling proposals in their next general rate case. TEP filed a general rate case in July 2012 which included a request for a partial decoupling mechanism. See 2012 TEP Rate Case, Lost Fixed Cost Recovery Mechanism, above.

Renewable Energy Standard and Tariff

In December 2011, the ACC approved TEP’s RES implementation plan including investments of $28 million in 2012 and $8 million in 2013 for company-owned solar projects. In 2011, TEP’s renewable energy investments totaled $28 million. In accordance with the funding mechanism approved by the ACC, TEP could earn approximately $1 million pre-tax in 2012 on solar investments made in 2010 and 2011 and approximately $3 million pre-tax in 2013.

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

Competition

New technological developments and the implementation of the ACC’s Electric EE Standards may reduce energy consumption by TEP’s retail customers. TEP’s customers also have the ability to install renewable energy technologies and conventional generation units that could reduce their reliance on TEP’s services. Self-generation by TEP’s customers has not had a significant impact to date. In the wholesale market, TEP competes with other utilities, power marketers, and independent power producers in the sale of electric capacity and energy.

Retail Electric Competition Rules

In 1999, the ACC approved the Retail Electric Competition Rules (Rules) that provided a framework for the introduction of retail electric competition in Arizona. Certain portions of the ACC Rules that enabled Electric Service Providers (ESPs) to compete in the retail market were invalidated by an Arizona Court of Appeals decision in 2004. In 2008, the ACC opened an administrative proceeding to address the Rules but has since taken no action. During 2012, a small number of companies filed applications for a Certificate of Convenience and Necessity (CC&N) with the ACC to provide competitive retail electric services in TEP’s service territory as an ESP. Unless and until the ACC clarifies the Rules and/or grants a CC&N to an ESP, it is not possible for TEP’s retail customers to use an alternative ESP. We cannot predict what changes, if any, the ACC will make to the Rules or if the ACC will grant a CC&N to an ESP.

Sales to Mining Customers

In the first nine months of 2012, kWh sales to TEP’s mining customers increased 0.8% compared with the same period last year. See Utility Sales and Revenues, Mining, above for more information.

In December 2011, a mining customer’s long-term contract expired and in January 2012 the customer converted to a time-of-use rate. As a result, we expect full year 2012 margin revenues from mining customers will be approximately $1 million lower than 2011.

Continued pricing of copper above $3 per pound triggered an increase in mining activity at copper mines operating in TEP’s service area. TEP’s mining customers have indicated they are taking initial steps to increase production either through expansion of their current mining operations or by the re-opening of non-operational mine sites. If efforts to increase production are successful, TEP’s mining load could increase by up to 100 MW over the next several years. The market price for copper and the ability to obtain necessary permits could affect the mining industry’s expansion plans.

In addition to mining customers TEP currently serves, Augusta Resources Corporation filed a plan of operations with the United States Forest Service in 2007 for the proposed Rosemont Copper Mine near Tucson, Arizona. The Rosemont Copper Mine requires electric service from TEP via a 138 kilo-volt (kV) transmission line for the construction and ongoing operation of the mine. A certificate of environmental compatibility (CEC) from the state line siting committee was approved in December 2011 for the 138 kV transmission line. In June 2012, the ACC finalized the CEC. If the Rosemont Copper Mine were to reach full production, it would be expected to become TEP’s largest retail customer, with TEP serving approximately 90 MW of the mine’s total estimated load of approximately 100 MW.

TEP cannot predict if or when existing mines will expand operations or new or re-opened mines will commence operations.

Interest Rates

TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations, as well as borrowings under its revolving credit facility. As a result, TEP may be required to pay significantly higher rates of interest on outstanding variable rate debt and borrowings under its revolving credit facility. At September 30, 2012, TEP had $215 million in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest payable under the indentures for the bonds is 10% on $37 million of bonds and 20% on the other $178 million. During the first nine months of 2012, the average rates paid ranged from 0.06% to 0.26%. At October 22, 2012, the average rate on the debt was 0.21%.

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

Fair Value Measurements

TEP’s income statement exposure to energy price risk is mitigated as TEP reports the change in fair value of energy contract derivatives as either a regulatory asset or regulatory liability, or as a component of other comprehensive income, rather than in the income statement. See Note 9.

LIQUIDITY AND CAPITAL RESOURCES

TEP Cash Flows

The tables below show the cash available to TEP after capital expenditures, scheduled debt payments, and payments on capital lease obligations:

Nine Months Ended September 30,	2012	2011
	-Millions of Dollars-
Net Cash Flows – Operating Activities (GAAP)	$207	$206
Amounts from Statements of Cash Flows:
Less: Capital Expenditures	(196)	(194)

Net Cash Flows after Capital Expenditures (Non-GAAP)(1)	11	12
Amounts From Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(89)	(74)
Plus: Proceeds from Investment in Lease Debt	19	38

Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (Non-GAAP)(1)	$(59)	$(24)

Nine Months Ended September 30,	2012	2011
	-Millions of Dollars-
Net Cash Flows – Operating Activities (GAAP)	$207	$206
Net Cash Flows – Investing Activities (GAAP)	(173)	(153)
Net Cash Flows – Financing Activities (GAAP)	41	(58)
Net Cash Flows after Capital Expenditures (Non-GAAP)(1)	11	12
Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations (Non-GAAP)(1)	(59)	(24)

(1)

Net Cash Flows after Capital Expenditures and Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations, both non-GAAP measures of liquidity, should not be considered as alternatives to Net Cash Flows—Operating Activities, which is determined in accordance with GAAP. We believe that Net Cash Flows after Capital Expenditures and Net Cash Flows after Capital Expenditures and Required Payments on Debt and Capital Lease Obligations provide useful information to investors as measures of TEP’s ability to fund capital requirements, make required principal payments on debt and capital lease obligations, and pay dividends to UNS Energy.

Liquidity Outlook

During 2012, TEP expects to generate sufficient operating cash flows to fund the majority of its capital expenditures. Cash flows may vary during the year, with cash flow from operations typically the lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load. As a result of the varied seasonal cash flow, TEP will use, as needed, its revolving credit facility to assist in funding its business activities.

Operating Activities

In the first nine months of 2012, net cash flows from operating activities were $1 million higher than in the first nine months of 2011 due primarily to:

•

an $18 million decrease in O&M costs and wages paid, due to lower renewable energy incentive payments, lower payments related to the operation of Springerville Units 3 and 4, and lower pension contribution payments; and

•	a $4 million decrease in capital lease interest paid due to a decline in capital lease obligation balances; partially offset by

•

a $6 million decrease in cash receipts from electric sales (net of fuel and purchased power costs) due in part to lower long-term wholesale margins and an increase in coal inventories compared with the first nine months of 2011;

•	a $4 million decrease in income tax refunds received;

•	a $3 million decrease in interest received on investments in lease debt due to a lower balance in investment in lease debt;

•	a $2 million increase in interest paid, net of amounts capitalized, due in part to the issuance of fixed rate long-term debt in November 2011; and

•	a $6 million increase in taxes other than income taxes paid due in part to higher property taxes paid.

Investing Activities

Net cash flows used for investing activities increased by $20 million in the first nine months of 2012 compared with the same period last year due primarily to lower proceeds from the return of investment in Springerville lease debt.

TEP’s capital expenditures were $196 million in the first nine months of 2012, compared with $194 million in the same period last year. TEP’s estimated capital expenditures for 2012 are $287 million.

Financing Activities

In the first nine months of 2012, net cash from financing activities was $99 million higher than in the same period in 2011 due to:

•	a $132 million increase in proceeds from the issuance of long-term debt (net of repayments); partially offset by

•	a $15 million decrease in borrowings (net of repayments) made under TEP’s Revolving Credit Facility; and

•	a $15 million increase in scheduled payments on capital lease obligations.

TEP Credit Agreement

The TEP Credit Agreement consists of a $200 million revolving credit and revolving letter of credit facility and a $186 million letter of credit facility to support tax-exempt bonds. The TEP Credit Agreement expires in November 2016 and is secured by $386 million of Mortgage Bonds. As of September 30, 2012, there were no outstanding borrowings and $1 million of LOCs issued under the TEP Revolving Credit Facility.

The TEP Credit Agreement contains restrictions on liens, mergers, and sale of assets. The TEP Credit Agreement also requires TEP not to exceed a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UNS Energy. As of September 30, 2012, TEP was in compliance with the terms of the TEP Credit Agreement.

2010 TEP Reimbursement Agreement

In December 2010, TEP entered into a four-year $37 million reimbursement agreement (2010 TEP Reimbursement Agreement). A $37 million LOC was issued pursuant to the 2010 TEP Reimbursement Agreement. The LOC supports $37 million aggregate principal amount of variable rate tax-exempt pollution control bonds that were issued on behalf of TEP in December 2010.

The 2010 TEP Reimbursement Agreement contains substantially the same restrictive covenants as the TEP Credit Agreement described above. As of September 30, 2012, TEP was in compliance with the terms of the 2010 TEP Reimbursement Agreement.

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

In September 2012, TEP issued $150 million in unsecured notes due in March 2023. The notes bear interest at 3.85% and are callable at par beginning in December 2022. Prior to December 2022, the notes are callable with a make-whole redemption premium. The notes contain a limitation on the amount of secured debt that TEP may have outstanding. TEP used the net proceeds from the sale of the notes to repay borrowings under its revolving credit facility and for general corporate purposes.

Capital Lease Obligations

As of September 30, 2012, TEP had $351 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease obligations:

Leases	Capital Lease Obligation Balance As of September 30, 2012	Expiration	Renewal/Purchase Option
	-Millions of Dollars-
Springerville Unit 1(1)	$197	2015	Fair market value purchase option of $159 million(2)

Springerville Coal Handling Facilities Lease	48	2015	Fixed price purchase option of $120 million(3)

Springerville Common Facilities(4)	106	2017 and 2021	Fixed price purchase option of $106 million(3)

Total Capital Lease Obligations	$351

(1)	The Springerville Unit 1 Leases cover both Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.
(2)	As determined in December 2011 in an appraisal procedure undertaken pursuant to the Springerville Unit 1 lease agreements. See Part II, Item 1.—Legal Proceedings.
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

Income Tax Position

See UNS Energy Consolidated, Liquidity and Capital Resources, Income Tax Position, above.

Contractual Obligations

There have been no changes in TEP’s contractual obligations or other commercial commitments from those reported in our 2011 Annual Report on Form 10-K, other than the following changes in 2012:

Payment Due in Years Ending December 31,	2013	2014	2015	2016	2017	2018 and after	Total
	-Millions of Dollars-
Long Term Debt(1)	$—	$—	$—	$—	$—	$143	$143
Purchase Obligations
Purchased Power	1	1	1	1	1	7	12
Service Agreement	2	2	—	—	—	—	4

Total Additional Contractual Cash Obligations	$3	$3	$1	$1	$1	$150	$159

(1)

In 2012, $177 million of unsecured tax-exempt pollution control bonds and $16 million of tax-exempt industrial development bonds were issued on behalf of TEP. The bonds bear interest at a rate of 4.5% and are due in March and June of 2030. Proceeds were deposited with a trustee and used, together with $7 million of internal cash, to redeem $200 million of 1998 Apache Bonds issued on behalf of TEP. In September 2012, TEP issued $150 million of 3.85% unsecured notes due March 2023. See Note 4.

Dividends on Common Stock

TEP can pay dividends if it maintains compliance with the TEP Credit Agreement and the 2010 TEP Reimbursement Agreement. As of September 30, 2012, TEP was in compliance with the terms of the TEP Credit Agreement and the 2010 TEP Reimbursement Agreement.

The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. Although the terms of the Federal Power Act are unclear, we believe there is a reasonable basis for TEP to pay dividends from current year earnings.

TEP paid a $30 million dividend to UNS Energy in October 2012.

UNS GAS

RESULTS OF OPERATIONS

UNS Gas reported a net loss of less than $1 million in the third quarter of 2012 compared with a net loss of $1 million in the same period last year. In the first nine months of 2012, UNS Gas reported net income of $5 million compared with net income of $6 million in the same period last year. The decrease in net income is due in part to mild weather during the first nine months of 2012 compared with the first nine months of 2011. The table below provides summary financial information for UNS Gas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	-Millions of Dollars-		-Millions of Dollars-
Gas Revenues	$18	$18	$90	$101
Other Revenues	—	—	3	2

Total Operating Revenues	18	18	93	103

Purchased Gas Expense	8	9	49	60
Increase to Reflect PGA Recovery Treatment	—	—	3	1
O&M	6	5	19	19
Depreciation and Amortization	2	2	6	6
Taxes Other Than Income Taxes	1	1	3	2

Total Other Operating Expenses	17	17	80	88

Operating Income	1	1	13	15
Interest Expense	2	2	5	5
Income Tax Expense (Benefit)	(1)	—	3	4

Net Income/(Loss)	$—	$(1)	$5	$6

The tables below include UNS Gas’ therm sales and margin revenues for the third quarters of 2012 and 2011:

			Increase (Decrease)
Three Months Ended September 30,	2012	2011	Amount	Percent(1)
	-Millions of Therms-
Gas Retail Sales:
Residential	5	5	—	(1.1)%
Commercial	4	4	—	(2.9)%
Industrial	—	1	(1)	(31.3)%
Public Authorities	—	—	—	(0.3)%

Total Gas Retail Sales	9	10	(1)	(3.1)%
Negotiated Sales Program (NSP)	11	6	5	76.7%

Total Gas Sales	20	16	4	27.1%

	-Millions of Dollars-
Retail Margin Revenues:
Residential	$6	$6	$—	1.8%
Commercial	2	2	—	12.5%
Industrial	—	—	—	—
Public Authorities	—	—	—	—

Total Retail Margin Revenues (Non-GAAP)(2)	8	8	—	4.0%
Transport and NSP	5	4	1	30.6%
Retail Fuel Revenues	5	6	(1)	(24.2)%

Total Gas Revenues (GAAP)	$18	$18	$—	—

Weather Data:
Heating Degree Days
Three Months Ended September 30,	243	240	3	1.3%
10-Year Average	319	330	NM	NM

(1)	Percent change calculated on unrounded data and may not correspond exactly to data shown in table.
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

Retail therm sales during the third quarter of 2012 decreased by 3.1%; however, retail margin revenues increased by 4.0%, or $300 thousand, compared with the third quarter of 2011 due to the Base Rate increase implemented in May 2012.

UNS Gas supplies natural gas to some of its large transportation customers through an NSP. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers through a credit to the PGA mechanism which reduces the gas commodity price.

			Increase (Decrease)
Nine Months Ended September 30,	2012	2011	Amount	Percent(1)
	-Millions of Therms-
Gas Retail Sales:
Residential	44	48	(4)	(7.6)%
Commercial	20	21	(1)	(5.5)%
Industrial	1	2	(1)	(17.6)%
Public Authorities	4	4	—	(10.8)%

Total Gas Retail Sales	69	75	(6)	(7.4)%
NSP	26	19	7	32.8%

Total Gas Sales	95	94	1	0.9%

	-Millions of Dollars-
Retail Margin Revenues:
Residential	$27	$28	$(1)	(2.9)%
Commercial	7	7	—	—
Industrial	—	—	—	—
Public Authorities	1	1	—	—

Total Retail Margin Revenues (Non-GAAP)(2)	35	36	(1)	(2.2)%
DSM Revenues	1	1	—	(12.5)%
Transport and NSP	12	13	(1)	(3.2)%
Retail Fuel Revenues	42	51	(9)	(19.0)%

Total Gas Revenues (GAAP)	$90	$101	$(11)	(11.0)%

Weather Data:
Heating Degree Days
Nine Months Ended September 30,	13,745	15,464	(1,719)	(11.1)%
10-Year Average	12,671	12,742	NM	NM

(1)	Percent change calculated on unrounded data and may not correspond exactly to data shown in table.
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

The new rates became effective on May 1, 2012. The impact of the Base Rate increase on customers’ bills is offset by a temporary credit adjustment to the PGA. See Purchased Gas Adjustor, below, for more information.

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

At any time UNS Gas’ PGA balancing account, called the PGA bank balance, is under-recovered, UNS Gas may request a PGA surcharge with the goal of collecting the amount deferred from customers over a period deemed appropriate by the ACC. When the PGA bank balance reaches an over-collected balance of $10 million on a billed-to-customer basis, UNS Gas is required to make a filing with the ACC to determine how the over-collected balance should be returned to customers.

In April 2012, the ACC approved the temporary PGA surcredit adjustment of 4.5 cents per therm which became effective on May 1, 2012, and will continue through April 2014. The credit adjustment over this period is expected to return approximately $10 million of over-collected PGA costs to customers. At September 30, 2012, the PGA bank balance was over-collected by $17 million on a billed-to-customer basis.

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

New and existing DSM programs, renewable energy technology that displaces gas, and certain energy efficient building codes are acceptable means to meet the Gas EE Standards. The Gas EE Standards provide for the recovery of costs incurred to implement DSM programs. UNS Gas’ DSM programs and Retail Rates charged to customers for these programs are subject to ACC approval.

In April 2011, UNS Gas filed its 2011-2012 Gas Energy Efficiency implementation plan and subsequently filed an update in September 2011 which requested a waiver of the Gas EE Standards. In April 2012, UNS Gas filed a request to amend its plan to include its 2013 Energy Efficiency plan and for a modified waiver of the Gas EE Standards. We cannot predict when the ACC will rule on the Energy Efficiency plan or the subsequent requests.

Fair Value Measurements

UNS Gas’ income statement exposure to risk is mitigated as UNS Gas reports the change in fair value of energy contract derivatives as a regulatory asset or a regulatory liability rather than in the income statement. See Note 9.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

UNS Gas expects operating cash flows to fund all of its construction expenditures during 2012. If natural gas prices rise and UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, UNS Gas may require additional funding to meet operating and capital requirements in future periods. Sources of funding future capital expenditures could include existing cash balances, draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UNS Energy.

Cash Flows and Capital Expenditures

Cash Flows

The table below provides summary cash flow information for UNS Gas:

Nine Months Ended September 30,	2012	2011
	-Millions of Dollars-
Cash Provided By (Used In):
Operating Activities	$22	$22
Investing Activities	(11)	(9)
Financing Activities	(20)	(10)

Net Increase/(Decrease) in Cash	(9)	3
Beginning Cash	38	29

Ending Cash	$29	$32

Investing Activities

UNS Gas incurred capital expenditures of $12 million in the first nine months of 2012 compared with $10 million during the same period in 2011. Total capital expenditures for 2012 are estimated to be $14 million.

Financing Activities

Cash used for financing activities at UNS Gas was $10 million higher in the first nine months of 2012 when compared with the same period in 2011 due to an increase of $10 million in dividends paid to UNS Energy.

UNS Gas/UNS Electric Revolver

The UNS Gas/UNS Electric Revolver consists of a $100 million unsecured revolving credit and revolving letter of credit facility. Either company can borrow up to a maximum of $70 million as long as the combined amount borrowed does not exceed $100 million. The UNS Gas/UNS Electric Revolver expires November 2016.

UNS Gas is only liable for UNS Gas’ borrowings, and similarly, UNS Electric is only liable for UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver. As of September 30, 2012, UNS Gas had no outstanding borrowings or LOCs under the UNS Gas/UNS Electric Revolver.

The UNS Gas/UNS Electric Revolver restricts additional indebtedness, liens, and mergers. It also requires each borrower not to exceed a maximum leverage ratio. Each borrower may pay dividends so long as it maintains compliance with the agreement. As of September 30, 2012, UNS Gas and UNS Electric each were in compliance with the terms of the UNS Gas/UNS Electric Revolver.

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

Contractual Obligations

In 2012, UNS Gas entered into new forward fuel commitments that settle through July 2015 at fixed prices per MMBtu. UNS Gas’ minimum payment obligations for these purchases are $2 million in 2013, $4 million in 2014, and $2 million in 2015. There have been no other significant changes in UNS Gas’ contractual obligations or other commercial commitments from those reported in our 2011 Annual Report on Form 10-K.

Dividends on Common Stock

UNS Gas paid dividends to UNS Energy, through UES, of $10 million in August 2012, $10 million in February 2012, and $10 million in February 2011. UNS Gas’ ability to pay future dividends will depend on the cash needs for capital expenditures and various other factors.

The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as (i) no default or event of default exists, and (ii) it could incur additional debt under the debt incurrence test. As of September 30, 2012, UNS Gas was in compliance with the terms of its note purchase agreement.

UNS ELECTRIC

RESULTS OF OPERATIONS

UNS Electric purchased BMGS from UED for $63 million on July 1, 2011. In accordance with the accounting rules for a transfer between two subsidiaries under common control, UNS Electric’s financial results during the first nine months of 2012 and 2011 reflect the results of BMGS. The transaction did not impact UNS Energy’s consolidated financial statements.

UNS Electric reported net income of $6 million in the third quarter of 2012 compared with $7 million in the same period last year. In the first nine months of 2012 and 2011, UNS Electric reported net income of $14 million. Like TEP, UNS Electric’s operations are generally seasonal in nature, with peak energy demand occurring in the summer months. The table below provides summary financial information for UNS Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	-Millions of Dollars-
Retail Electric Revenues	$51	$54	$134	$142
Wholesale Electric Revenues	8	13	23	28
Other Revenues	—	1	1	1

Total Operating Revenues	59	68	158	171

Purchased Energy Expense	27	41	71	94
Fuel Expense	5	3	9	6
Transmission Expense	3	4	8	9
Increase (Decrease) to Reflect PPFAC Recovery	(2)	(5)	1	(1)
O&M	8	7	23	19
Depreciation and Amortization Expense	5	4	14	13
Taxes Other Than Income Taxes	1	1	4	3

Total Other Operating Expenses	47	55	130	143

Operating Income	12	13	28	28
Interest Expense	2	2	5	5
Income Tax Expense	4	4	9	9

Net Income	$6	$7	$14	$14

The table below shows UNS Electric’s kWh sales and revenues for the third quarters of 2012 and 2011:

			Increase (Decrease)
Three Months Ended September 30,	2012	2011	Amount	Percent(1)
	- Millions of kWh -
Electric Retail Sales:
Residential	291	299	(8)	(2.8)%
Commercial	172	173	(1)	(0.6)%
Industrial	58	61	(3)	(5.4)%
Mining	20	50	(30)	(60.1)%
Public Authorities	—	—	—	16.4%

Total Electric Retail Sales	541	583	(42)	(7.3)%

	-Millions of Dollars-
Retail Margin Revenues:
Residential	$11	$11	$—	(1.8)%
Commercial	8	8	—	—
Industrial	2	2	—	—
Mining	2	2	—	(5.9)%
Public Authorities	—	—	—	—

Total Retail Margin Revenues (Non-GAAP)(2)	23	23	—	(1.3)%
Fuel and Purchased Power Revenues	25	29	(4)	(15.7)%
RES & DSM Revenues	3	2	1	68.8%

Total Retail Revenues (GAAP)	$51	$54	$(3)	(7.2)%

Weather Data:	2012	2011
Cooling Degree Days
Three Months Ended September 30,	5,446	5,766	(320)	(5.5)%
10-Year Average	5,473	5,469	NM	NM

(1)	Percent change calculated on unrounded data and may not correspond exactly to data shown in table.
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

Total retail kWh sales in the third quarter of 2012 decreased by 7.3% compared with the same period last year. Sales volumes to mining customers decreased by 60.1% in the third quarter of 2012 due to one of UNS Electric’s mining customers generating a portion of its own electricity. Total Retail Margin Revenues in the third quarter of 2012 were similar to the third quarter of 2011 level. See Factors Affecting Results of Operations, Mining Customer, below.

The table below shows UNS Electric’s kWh sales and revenues for the first nine months of 2012 and 2011:

			Increase (Decrease)
Nine Months Ended September 30,	2012	2011	Amount	Percent(1)
	- Millions of kWh -
Electric Retail Sales:
Residential	666	652	14	2.1%
Commercial	470	463	7	1.6%
Industrial	167	168	(1)	(0.5)%
Mining	75	172	(97)	(56.5)%
Public Authorities	1	1	—	1.4%

Total Electric Retail Sales	1,379	1,456	(77)	(5.3)%

	-Millions of Dollars-
Retail Margin Revenues:
Residential	$25	$24	$1	4.5%
Commercial	22	22	—	(0.9)%
Industrial	7	7	—	1.5%
Mining	5	5	—	2.0%
Public Authorities	—	—	—	—

Total Retail Margin Revenues (Non-GAAP)(2)	59	58	1	1.9%
Fuel and Purchased Power Revenues	67	80	(13)	(16.2)%
RES & DSM Revenues	8	4	4	84.4%

Total Retail Revenues (GAAP)	$134	$142	$(8)	(5.6)%

	2012	2011
Weather Data:
Cooling Degree Days
Nine Months Ended September 30,	8,992	8,513	479	5.6%
10-Year Average	8,466	8,434	NM	NM

(1)	Percent change calculated on unrounded data and may not correspond exactly to data shown in table.
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

FACTORS AFFECTING RESULTS OF OPERATIONS

2012 UNS Electric Rate Filing

In October 2012, UNS Electric filed a notice with the ACC indicating that it intends to file a rate case application by the end of 2012. The last rate order for UNS Electric, which approved an increase in non-fuel base rates in 2010, included a requirement that UNS Electric file a rate application with the ACC by July 1, 2012. That deadline was subsequently extended to December 31, 2012.

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

Electric Energy Efficiency Standards

In 2010, the ACC approved Electric EE Standards. See Tucson Electric Power, Factors Affecting Results of Operations, Electric Energy Efficiency Standards, above for more information.

In January 2012, the ACC approved UNS Electric’s 2012 Energy Efficiency implementation plan. UNS Electric’s plan includes an annual performance incentive of less than $1 million. In 2011, UNS Electric’s programs saved energy equal to approximately 0.76% of its 2010 retail kWh sales. In 2012, the Electric EE Standards target a total cumulative kWh savings of 3% of 2011 retail kWh sales.

Retail Electric Competition Rules

See Tucson Electric Power, Factors Affecting Results of Operations, Retail Electric Competition Rules, above.

Competition

New technological developments and the implementation of the Electric EE Standards may reduce energy consumption by UNS Electric’s retail customers. In addition, UNS Electric customers have the ability to install renewable energy technologies and conventional generation units that could reduce their reliance on UNS Electric’s service. To date, self-generation by UNS Electric customers has not had a significant impact on retail margin revenues.

Mining Customer

UNS Electric’s largest customer, a copper mine located near Kingman, Arizona, began generating a portion of its own electricity in 2011. In 2012, UNS Electric expects its mining kWh sales to decrease by approximately 50% compared with 2011. However, due to UNS Electric’s Retail Rate structure, and the customer’s recent peak demands, UNS Electric expects the margin revenues from this customer to be near the same level in 2012 as they were in 2011. In the first nine months of 2012 and 2011, UNS Electric’s mining-related margin revenues were $5 million in both periods.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

UNS Electric expects operating cash flows to fund most of its construction expenditures during 2012. Additional sources of funding capital expenditures, if needed, could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UNS Energy.

Cash Flows and Capital Expenditures

Cash Flows

The table below provides summary cash flow information for UNS Electric:

Nine Months Ended September 30,	2012	2011
	-Millions of Dollars-
Cash Provided By (Used In):
Operating Activities	$39	$36
Investing Activities	(22)	(85)
Financing Activities	(10)	44

Net Increase/(Decrease) in Cash	7	(5)
Beginning Cash	5	11

Ending Cash	$12	$6

Operating Activities

Cash provided by operating activities increased by $3 million in the first nine months of 2012 compared with the same period in 2011 due to:

•	a $5 million increase in cash receipts from electric sales (net of fuel and purchased energy costs paid); and

•	a $1 million decrease in income taxes paid;

partially offset by

•	a $3 million increase in the payment of other operations and maintenance costs.

Investing Activities

UNS Electric had capital expenditures of $24 million in the first nine months of 2012 compared with $88 million in the same period in 2011. The $88 million of capital expenditures in the first nine months of 2011 included $63 million related to the acquisition of BMGS from UED. UNS Electric estimates total capital expenditures in 2012 of $40 million.

Financing Activities

Cash provided by financing activities at UNS Electric in the first nine months of 2012 decreased by $54 million when compared with the same period in 2011. Financing activities in 2012 included $10 million in dividends paid to UNS Energy. Financing activities in 2011 included the following items related to the acquisition of BMGS: the issuance of $30 million of long-term debt; a $20 million equity investment from UNS Energy; and $6 million distribution to UED.

UNS Gas/UNS Electric Revolver

See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.

UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue LOCs to provide credit enhancement for its energy procurement and hedging activities. As of September 30, 2012, UNS Electric had no outstanding borrowings and $1 million of LOCs issued under the UNS Gas/UNS Electric Revolver.

Contractual Obligations

In 2012, UNS Electric entered into new forward purchase power commitments that will settle through December 2014. Some of these contracts are at fixed prices per MWh and others are indexed to natural gas prices. Based on projected market prices as of September 30, 2012, UNS Electric’s estimated minimum payment obligations for these purchases are $2 million in 2013 and $8 million in 2014. There have been no other significant changes in UNS Electric’s contractual obligations or other commercial commitments from those reported in our 2011 Annual Report on Form 10-K.

Dividends on Common Stock

UNS Electric paid dividends to UNS Energy, through UES, of $10 million in August 2012. UNS Electric’s ability to pay future dividends will depend on the cash needs for capital expenditures and various other factors.

The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as (i) no default or event of default exists, and (ii) it could incur additional debt under the debt incurrence test. As of September 30, 2012, UNS Electric was in compliance with the terms of its note purchase agreement and the terms of the UNS Gas/UNS Electric Revolver.

OTHER NON-REPORTABLE BUSINESS SEGMENTS

RESULTS OF OPERATIONS

The table below summarizes the net loss for the other non-reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	-Millions of Dollars-		-Millions of Dollars-
Millennium	$—	$1	$2	$2
Other(1)	—	(1)	(3)	(4)

Total Other Net Loss	$—	$—	$(1)	$(2)

(1)	Includes parent company expenses, UED, and reconciling adjustments.

UNS Energy Parent Company

UNS Energy parent company expenses primarily include interest expense (net of tax) related to the Convertible Senior Notes and the UNS Credit Agreement. All of the Convertible Senior Notes were either converted to common stock or redeemed for cash during the first six months of 2012. See UNS Energy, Liquidity and Capital Resources, Convertible Senior Notes, for more information.

FACTORS AFFECTING RESULTS OF OPERATIONS

Millennium Investments

At September 30, 2012, Millennium had assets of $8 million including a $3 million note receivable due October 2012 and a cash balance of $4 million. The note receivable was paid in full in October 2012. In the third quarter of 2012, Millennium paid $14 million of dividends to UNS Energy.

Note Receivable

In 2009, Millennium sold an equity investment and recorded a $6 million gain on the sale. Millennium received an upfront payment of $5 million in 2009 and a $15 million, three-year, 6% secured promissory note with a maturity date of June 2012. In June 2012, at the request of the borrower, Millennium agreed to change the payment provisions and maturity date of the note. The remaining terms of the note, including provisions securing the payment of the loan amount, remained unchanged. Under the modified payment terms, Millennium received the principal amount of $15 million in monthly payments between June and October 2012, as well as a $0.25 million amendment fee in June 2012. The note, including accrued interest, was fully repaid in October 2012. See Note 11.

CRITICAL ACCOUNTING ESTIMATES

There have been no significant changes in our accounting policies from those disclosed in our 2011 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued authoritative guidance which amends the guidance for impairment testing of indefinite-lived intangible assets. An entity will have the option to perform qualitative analysis to determine whether an indefinite-lived intangible asset may be impaired. If the qualitative assessment does not result in likely impairment, an entity will not be required to perform the quantitative impairment test. We will be required to comply in the first quarter of 2013; however we do not expect this pronouncement to have a material impact on our financial statements as our indefinite-lived intangible assets, Renewable Energy Credits (RECs), which are currently recoverable under the Renewable Energy Standard as we use the RECs to comply with the standard’s renewable resources requirements.

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

While UNS Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UNS Energy’s or TEP’s internal control over financial reporting during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, UNS Energy’s or TEP’s internal control over financial reporting.

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

Oral argument was heard in the matter in July 2012 and TEP is currently awaiting the Court’s decision.

TEP believes that the appraisal procedure was properly conducted in accordance with the lease agreements and that the results are final and binding. TEP intends to vigorously pursue its legal remedies to confirm the results of the appraisal procedure.

ITEM 1A. – RISK FACTORS

The business and financial results of UNS Energy and TEP are subject to numerous risks and uncertainties. There are no significant changes to the risks and uncertainties reported in our 2011 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

UNS Energy’s and TEP’s comprehensive income for the previous three years are presented below:

	UNS Energy
	Years Ended December 31,
	2011	2010	2009
	-Thousands of Dollars-
Comprehensive Income
Net Income	$109,975	$112,984	$105,901

Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Cash Flow Hedges, net of $2,376; $4,216; and $(33) income taxes	(3,626)	(6,431)	51
Reclassification of Realized Losses on Cash Flow Hedges to Net Income, net of $(1,412); $(2,140); and $(690) income taxes	2,153	3,264	1,053
Supplemental Executive Retirement Plan Benefit Adjustments, net of $(804); $523; and $33 income taxes	1,158	(800)	(51)

Total Other Comprehensive Income (Loss), Net of Income Taxes	(315)	(3,967)	1,053

Total Comprehensive Income	$109,660	$109,017	$106,954

	TEP
	Years Ended December 31,
	2011	2010	2009
	-Thousands of Dollars-
Comprehensive Income
Net Income	$85,334	$108,260	$90,688

Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Cash Flow Hedges, net of $2,331; $4,216; and $(33) income taxes	(3,555)	(6,431)	51
Reclassification of Realized Losses on Cash Flow Hedges to Net Income, net of $(1,390); $(2,140); and $(690) income taxes	2,122	3,264	1,053
Supplemental Executive Retirement Plan Benefit Adjustments, net of $(804); $523; and $33 income taxes	1,158	(800)	(51)

Total Other Comprehensive Income (Loss), Net of Income Taxes	(275)	(3,967)	1,053

Total Comprehensive Income	$85,059	$104,293	$91,741

RATIO OF EARNINGS TO FIXED CHARGES

The following table reflects the ratio of earnings to fixed charges for UNS Energy and TEP:

	Nine Months Ended	Twelve Months Ended
	September 30, 2012	September 30, 2012
UNS Energy	2.614	2.283
TEP	2.495	2.113

For purposes of this computation, earnings are defined as pre-tax earnings plus interest expense and amortization of debt discount and expense on indebtedness. Fixed charges are interest expense, including amortization of debt discount and expense on indebtedness.

ENVIRONMENTAL MATTERS

Clean Air Act Requirements

The Environmental Protection Agency (EPA) limits the amount of sulfur dioxide (SO2), nitrogen oxide (NOx), particulate matter, mercury and other emissions released into the atmosphere by power plants. TEP may incur added costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at its power plants. Complying with these changes may reduce operating efficiency. TEP expects to recover the cost of environmental compliance from its ratepayers.

TEP has sufficient emission allowances to comply with acid rain SO2 regulations.

Hazardous Air Pollutant Requirements

The Clean Air Act requires the EPA to develop emission limit standards for hazardous air pollutants that reflect the maximum achievable control technology. In February 2012, the EPA issued final rules to set the standards for the control of mercury emissions and other hazardous air pollutants from power plants.

Navajo Generating Station

Based on the EPA’s final standards, Navajo Generating Station (Navajo) may need mercury and particulate matter emission control equipment by 2015. TEP’s share of the estimated capital cost of this equipment is less than $1 million for mercury control and about $43 million if the installation of baghouses to control particulates is necessary. TEP expects its share of the annual operating costs for mercury control and baghouses to be less than $1 million each. The operator of Navajo is currently analyzing the need for baghouses under various regulatory scenarios, which will be affected by final Best Available Retrofit Technology (BART) rules when issued.

San Juan Generating Station

TEP expects San Juan Generating Station’s (San Juan) current emission controls to be adequate to comply with the EPA’s final standards.

Four Corners Generating Station

Based on the EPA’s final standards, Four Corners Generating Station (Four Corners) may need mercury emission control equipment by 2015. The estimated capital cost of this equipment is less than $1 million. We expect the annual operating cost of the mercury emission control equipment to be less than $1 million.

Springerville Generating Station

Based on the EPA’s final standards, Springerville Generating Station (Springerville) may need mercury emission control equipment by 2015. The estimated capital cost of this equipment for Springerville Units 1 and 2 is about $5 million. TEP expects the annual operating cost of the mercury emission control equipment to be about $3 million.

Sundt Generating Station

TEP expects the final EPA standards will have little effect on capital expenditures at Sundt Generating Station (Sundt).

Climate Change

In 2007, the Supreme Court ruled in Commonwealth of Massachusetts, et al. v. EPA that carbon dioxide and other Green House Gases (GHG) are air pollutants under the Clean Air Act. In 2009, the EPA issued a final Endangerment Finding stating that GHGs endanger public health and welfare. The EPA issued final GHG regulations for new motor vehicles in 2010 triggering GHG permitting requirements for power plants under the Clean Air Act. As of January 2011, air quality permits for new sources and modifications of existing sources must include an analysis for GHG controls. In the near term, based on our current construction plans, we do not expect the new permitting requirements to impact TEP or UNS Electric.

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

Regional Haze Rules

The EPA's regional haze rules require emission controls known as Best Available Retrofit Technology (BART) for certain industrial facilities emitting air pollutants that reduce visibility. The rules call for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas. States must submit these goals and strategies to the EPA for approval. Because Navajo and Four Corners are located on the Navajo Indian Reservation, they are not subject to state oversight. The EPA oversees regional haze planning for these power plants.

Complying with the EPA’s BART findings, and with other future environmental rules, may make it economically impractical to continue operating the Navajo, San Juan, and Four Corners power plants or for individual owners to continue to participate in these power plants. TEP cannot predict the ultimate outcome of these matters.

Navajo

TEP expects the EPA to issue a final rule establishing the BART for Navajo later in 2012. If the EPA decides that Selective Catalytic Reduction (SCR) technology is required at Navajo, TEP estimates its share of the capital cost will be $42 million. Also, the installation of SCR technology at Navajo could increase the generating facility’s particulate emissions which may require that baghouses be installed. TEP estimates that its share of the capital expenditure for baghouses would be about $43 million. Until the EPA issues a final ruling, pollution control costs will not be known. If the EPA finalizes a BART rule for Navajo that requires SCR technology, TEP expects the owners to have five years to comply.

San Juan

In August 2011, the EPA issued a Federal Implementation Plan (FIP) establishing new emission limits for air pollutants at San Juan. These requirements are more stringent than those proposed by the State of New Mexico. The FIP requires the installation of SCR technology with sorbent injection on all four units within five years to reduce NOx and control sulfuric acid emissions by September 2016. PNM operates San Juan and TEP owns 50% of San Juan Units 1 and 2, or 340 MW of capacity. TEP estimates its share of the cost to install SCR technology with sorbent injection to be between $180 million and $200 million.

In 2011, PNM filed a petition for review of and a motion to stay the FIP with the Tenth Circuit United States Court of Appeals (Circuit Court). In addition, PNM filed a request for reconsideration of the rule with the EPA and a request to stay the effectiveness of the rule pending the EPA’s reconsideration and the review by the Circuit Court. The State of New Mexico filed similar motions with the Circuit Court and the EPA. In March 2012, the Circuit Court denied PNM’s and the State of New Mexico’s motion for stay. In July 2012, the EPA issued a 90-day stay to allow the State of New Mexico, the EPA, PNM, and other interested parties to evaluate alternatives to the final FIP.

Several environmental groups were granted permission to join in opposition to PNM’s petition to review in the Circuit Court. In addition, WildEarth Guardians filed a separate appeal against the EPA challenging the FIP’s five-year implementation schedule. PNM was granted permission to join in opposition to that appeal. In April 2012, PNM, the State of New Mexico, and WildEarth Guardians individually filed briefs on the merits in their respective Circuit Court appeals. Oral argument on the appeals was heard in October 2012.

In October 2012, the State of New Mexico released a proposed settlement agreement that it presented to the EPA as an alternative to the FIP. The proposed settlement includes: the retirement of San Juan Units 1 and 2 by December 31, 2017 and the replacement of those units with non-coal generation sources; and the installation of selective non-catalytic reduction technology on San Juan Units 3 and 4. Also in October 2012, the EPA extended the 90-day stay until November 29, 2012, to allow for further discussions on the proposed settlement agreement.

If San Juan Units 1 and 2 are retired by December 31, 2017, TEP expects to request ACC approval to recover, over a reasonable time period, all costs associated with the early retirement of those units. At September 30, 2012, the book value of TEP’s share of San Juan Units 1 and 2 was $216 million. We are evaluating various replacement resources in the event San Juan Units 1 and 2 are retired early, including the possibility of exchanging part of TEP’s ownership in San Juan Units 1 and 2 for a portion of San Juan Units 3 and/or 4. Any decision regarding early closure and replacement resources will require various actions by third parties as well as UNS Energy board and regulatory approvals.

If the FIP compliance date is not extended or the decision to close San Juan 1 and 2 is not made by the end of 2012, TEP may begin funding its share of the capital expenditures to install SCR technology as required under the FIP in 2013.

TEP cannot predict the ultimate outcome of this matter.

Four Corners

In August 2012, the EPA finalized the regional haze FIP for Four Corners. The final FIP requires SCR technology to be installed on all five units by 2017. However, the FIP also includes an alternative plan that allows Arizona Public Service Company to close their wholly owned Units 1, 2, and 3, and install SCR technology on Units 4 and 5. This option allows the installation of SCR technology to be delayed until July 2018. In either case, TEP’s estimated share of the capital costs to install SCR technology is about $35 million.

Springerville

Regional haze regulations requiring emission control upgrades do not apply to Springerville currently and are not likely to impact Springerville operations until after 2018.

Sundt

The EPA is required to issue a proposal regarding unaddressed state regional haze compliance issues in December 2012. The proposal may, among other things, include a determination regarding whether Sundt Unit 4 could be regulated under certain regional haze provisions.

Coal Combustion Residuals

In 2010, the EPA proposed a rule to regulate the handling and disposal of coal ash and other Coal Combustion Residuals (CCRs). The EPA has proposed regulating CCRs as either non-hazardous solid waste or hazardous waste. The hazardous waste alternative would require additional capital investments and operational costs for both storage and handling at plants and transportation to disposal locations. Both the hazardous waste and non-hazardous solid waste alternatives would require liners for new ash landfills or expansions to existing ash landfills. The rules will apply to CCRs produced by all of TEP’s coal-fired generating assets. San Juan may also be subject to separate regulations being drafted by the Office of Surface Mining Reclamation and Enforcement because it disposes of CCRs in surface mine pits.

The EPA has not yet indicated a preference for an alternative. Each option would allow CCRs to be beneficially reused or recycled as components of other products. We expect the EPA to issue a final rule by the end of 2012. TEP cannot determine the financial impact of this rulemaking at this time.

ITEM 6. – EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

UNS ENERGY CORPORATION
(Registrant)

Date: November 2, 2012	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal
Financial Officer

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date: November 2, 2012	/s/ Kevin P. Larson
Senior Vice President and Principal
Financial Officer

EXHIBIT INDEX

12(a)	—	Computation of Ratio of Earnings to Fixed Charges – UNS Energy.

12(b)	—	Computation of Ratio of Earnings to Fixed Charges – TEP.

15(a)	—	Letter regarding unaudited interim financial information – UNS Energy.

15(b)	—	Letter regarding unaudited interim financial information – TEP.

31(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UNS Energy, by Paul J. Bonavia.

31(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UNS Energy, by Kevin P. Larson.

31(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Paul J. Bonavia.

31(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Kevin P. Larson.

**32(a)	—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) – UNS Energy.

**32(b)	—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) – TEP.

***101	—	The following materials from UNS Energy Corporation’s and Tucson Electric Power Company’s Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language):

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