Form 10-Q/A
period 2012-09-30
TUCSON ELECTRIC POWER CO; UNS Energy Corp
filed 2012-11-06
CIK 100122, 941138

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

As of October 22, 2012, 41,384,111 shares of UNS Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding. As of October 22, 2012, Tucson Electric Power Company had 32,139,434 shares of common stock outstanding, no par value, all of which were held by UNS Energy Corporation.

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

EXPLANATORY NOTE

This Amendment No.1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for UNS Energy Corporation (UNS Energy) for the quarter ended September 30, 2012, originally filed with the Securities and Exchange Commission on November 2, 2012, is being filed to correct the shares outstanding for UNS Energy reported on the cover page.

Except as described above, and for Exhibits 31(a), 31(b), 32 (a), and 101, filed as a result thereof, no other changes have been made to the Quarterly Report on Form 10-Q and this Form 10-Q/A does not amend, update or change the financial statements or any other items or disclosures in the Quarterly Report on Form 10-Q.

ITEM 6. — EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNS ENERGY CORPORATION
(Registrant)

Date: November 6, 2012	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Principal Financial Officer

EXHIBIT INDEX

#12(a)	—	Computation of Ratio of Earnings to Fixed Charges – UNS Energy.

#12(b)	—	Computation of Ratio of Earnings to Fixed Charges – TEP.

#15(a)	—	Letter regarding unaudited interim financial information – UNS Energy.

#15(b)	—	Letter regarding unaudited interim financial information – TEP.

31(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UNS Energy, by Paul J. Bonavia.

31(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – UNS Energy, by Kevin P. Larson.

#31(c)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Paul J. Bonavia.

#31(d)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – TEP, by Kevin P. Larson.

**32(a)	—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) – UNS Energy.

#**32(b)	—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) – TEP.

***101	—	The following materials from UNS Energy Corporation’s and Tucson Electric Power Company’s Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language):

(a)    UNS Energy Corporation’s and Tucson Electric Power Company’s (i) Condensed Consolidated Statements of Income (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity; and

(b) Notes to Condensed Consolidated Financial Statements.

#	Previously filed or furnished on November 2, 2012 on UNS Energy’s and Tucson Electric Power’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.
**	Not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	XBRL materials for Tucson Electric Power Company are deemed not filed or part of a registration statement or prospectus for the purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.