Form 10-Q
period 2013-03-31
TUCSON ELECTRIC POWER CO; UNS Energy Corp
filed 2013-04-29
CIK 100122, 941138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of April 17, 2013, 41,459,272 shares of UNS Energy Corporation Common Stock, no par value (the only class of Common Stock), were outstanding. As of April 17, 2013, Tucson Electric Power Company had 32,139,434 shares of common stock outstanding, no par value, all of which were held by UNS Energy Corporation.

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

DEFINITIONS
The abbreviations and acronyms used in the 2013 first quarter report on Form 10-Q are defined below:

1992 Mortgage	TEP’s Indenture of Mortgage and Deed of Trust, dated as of December 1, 1992, to the Bank of New York Mellon, successor trustee, as supplemented
2010 TEP Reimbursement Agreement	Reimbursement Agreement, dated December 14, 2010, between TEP, as borrower, and a financial institution
2010 UNS Electric Rate Order	A rate order issued by the ACC resulting in a new rate structure for UNS Electric, effective September 1, 2010
2013 Settlement Agreement	The proposed settlement agreement between TEP, ACC Staff, and parties to the pending rate case which requires approval of the ACC before rates can become effective
ACC	Arizona Corporation Commission
ALJ	Administrative Law Judge
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company
BART	Best Available Retrofit Technology
Base O&M	A non-GAAP financial measure that represents the fundamental level of operating and maintenance expense related to our business
Base Rates
The portion of TEP’s and UNS Electric’s Retail Rates attributed to generation, transmission, distribution costs, and customer charge; and UNS Gas’ delivery costs and customer charge. Base Rates exclude costs that are passed through to customers for fuel and purchased energy costs

BMGS	Black Mountain Generating Station
Btu	British thermal unit(s)
Capacity	The ability to produce power; the most power a unit can produce or the maximum that can be taken under a contract, measured in megawatts
CC&N	Certificate of Convenience and Necessity
Common Stock	UNS Energy Corporation’s common stock, without par value
Company	UNS Energy Corporation and its subsidiaries
Convertible Senior Notes	UNS Energy Corporation’s 4.5% Convertible Senior Notes
DSM	Demand Side Management
ECA	Environmental Compliance Adjustor
Electric EE Standards	Electric Energy Efficiency Standards
Energy	The amount of power produced over a given period of time measured in megawatt-hours
EPA	Environmental Protection Agency
EPS	Earnings Per Share
ESP	Electric Service Providers
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FVRB	Fair Value Rate Base
Four Corners	Four Corners Generating Station
GAAP	Generally Accepted Accounting Principles
Gas EE Standards	Gas Energy Efficiency Standards
GBtu	Billion British thermal units
GWh	Gigawatt-hour(s)
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65
IRS	Internal Revenue Service
kV	Kilo-volt

v

kWh	Kilowatt-hour(s)
LFCR	Lost Fixed Cost Recovery Mechanism
LOC	Letter of Credit
LIBOR	London Interbank Offered Rate
Millennium	Millennium Energy Holdings, Inc., a wholly-owned subsidiary of UNS Energy Corporation
MMBtu	Million British thermal units
Mortgage Bonds	Mortgage Bonds issued under the 1992 Mortgage
MW	Megawatt(s)
MWh	Megawatt-hour(s)
Navajo	Navajo Generating Station
Net Cash Flows after Capital Expenditures	A non-GAAP financial measure that compares capital expenditures relative to cash flows from operating activities
Net Cash Flows after Capital Expenditures and Required Payments on Capital Lease Obligations	A non-GAAP financial measure that compares capital expenditures and required payments on capital lease obligations relative to cash flows from operating activities
NSP	Negotiated Sales Program
NTUA	Navajo Tribal Utility Authority
NOx	Nitrogen Oxide
O&M	Operations and Maintenance
OATT	Open Access Transmission Tariff
OCRB	Original Cost Rate Base
PBI	Performance-Based Incentives paid to retail customers with solar installations based on metered renewable energy production over periods of 10 to 20 years
PGA	Purchased Gas Adjustor, a Retail Rate mechanism designed to recover the cost of gas purchased for retail gas customers
PNM	Public Service Company of New Mexico
PNMR	PNM Resources, Incorporated, PNM’s parent company
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
PSD	Prevention of Significant Deterioration
REC	Renewable Energy Credit
RES	Renewable Energy Standard
Retail Margin Revenues	A non-GAAP financial measure that demonstrates the underlying revenue trend and performance of our core utility businesses
Regional Haze Rules	Rules promulgated by the EPA to improve visibility at national parks and wilderness areas
Retail Rates	Rates designed to allow a regulated utility an opportunity to recover its reasonable operating and capital costs and earn a return on its utility plant in service
Rules	Retail Electric Competition Rules established by the ACC in 1999
San Juan	San Juan Generating Station
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SES	Southwest Energy Solutions, a wholly-owned subsidiary of Millennium
SJCC	San Juan Coal Company
SMCRA	Surface Mine Control and Reclamation Act
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide

Springerville	Springerville Generating Station
Springerville Common Facilities	Facilities at Springerville used in common by all four Springerville units
Springerville Common Facilities Leases	Leveraged lease arrangements relating to an undivided one-half interest in certain Springerville Common Facilities
Springerville Unit 1	Unit 1 of the Springerville Generating Station
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities
Springerville Unit 2	Unit 2 of the Springerville Generating Station
Springerville Unit 3	Unit 3 of the Springerville Generating Station
Springerville Unit 4	Unit 4 of the Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
Sundt Unit 4	Unit 4 of the H. Wilson Sundt Generating Station
TCA	Transmission Cost Adjustor
Tenth Circuit	United States Court of Appeals
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
TEP Credit Agreement	Second Amended and Restated Credit Agreement between TEP and a syndicate of banks, dated as of November 9, 2010 (as amended)
TEP Revolving Credit Facility	Revolving credit facility under the TEP Credit Agreement
Therm	A unit of heating value equivalent to 100,000 Btus
Tri-State	Tri-State Generation and Transmission Association, Inc.
UED	UniSource Energy Development Company, a wholly-owned subsidiary of UNS Energy Corporation
UES	UniSource Energy Services, Inc., a wholly-owned subsidiary of UNS Energy, and intermediate holding company established to own the operating companies UNS Gas and UNS Electric
UNS Credit Agreement	Second Amended and Restated Credit Agreement between UNS Energy Corporation and a syndicate of banks, dated as of November 9, 2010 (as amended)
UNS Electric	UNS Electric, Inc., a wholly-owned subsidiary of UES
UNS Energy	UNS Energy Corporation (formally known as UniSource Energy Corporation)
UNS Gas	UNS Gas, Inc., a wholly-owned subsidiary of UES
UNS Gas/UNS Electric Revolver
Revolving credit facility under the Second Amended and Restated Credit Agreement among UNS Gas and UNS Electric as borrowers, UES as guarantor, and a syndicate of banks, dated as of November 9, 2010 (as amended)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
UNS Energy Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of UNS Energy Corporation and its subsidiaries (the “Company”) as of March 31, 2013, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2013 and 2012, the condensed consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2013 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of capitalization as of December 31, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for the year then ended (not presented herein), and in our report dated February 26, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information and consolidated statement of changes in stockholders' equity information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet and consolidated statement of changes in stockholders' equity from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Phoenix, Arizona
April 29, 2013

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Tucson Electric Power Company:
We have reviewed the accompanying condensed consolidated balance sheet of Tucson Electric Power Company and its subsidiaries (the “Company”) as of March 31, 2013, and the related condensed consolidated statements of income (loss) for the three-month periods ended March 31, 2013 and 2012, the condensed consolidated statements of comprehensive income (loss) for the three-month periods ended March 31, 2013 and 2012, the condensed consolidated statement of changes in stockholder’s equity for the three-month period ended March 31, 2013 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and statement of capitalization as of December 31, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholder's equity for the year then ended (not presented herein), and in our report dated February 26, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information and consolidated statement of changes in stockholder's equity information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet and consolidated statement of changes in stockholder's equity from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Phoenix, Arizona
April 29, 2013

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	Thousands of Dollars
	(Except Per Share Amounts)
Operating Revenues
Electric Retail Sales	$220,860	$205,431
Electric Wholesale Sales	34,398	33,617
Gas Retail Sales	50,988	50,209
Other Revenues	25,895	26,130
Total Operating Revenues	332,141	315,387
Operating Expenses
Fuel	81,689	70,735
Purchased Energy	64,159	59,790
Transmission	3,186	2,826
Increase (Decrease) to Reflect PPFAC/PGA Recovery Treatment	(5,368)	(2,561)
Total Fuel and Purchased Energy	143,666	130,790
Operations and Maintenance	89,901	94,317
Depreciation	36,300	34,984
Amortization	8,289	8,664
Taxes Other Than Income Taxes	14,090	12,229
Total Operating Expenses	292,246	280,984
Operating Income	39,895	34,403
Other Income (Deductions)
Interest Income	10	258
Other Income	2,805	3,095
Other Expense	(572)	(466)
Total Other Income (Deductions)	2,243	2,887
Interest Expense
Long-Term Debt	18,254	19,135
Capital Leases	6,249	8,296
Other Interest Expense, Net of Interest Capitalized	(1,068)	175
Total Interest Expense	23,435	27,606
Income Before Income Taxes	18,703	9,684
Income Tax Expense	7,358	3,208
Net Income	$11,345	$6,476
Weighted-Average Shares of Common Stock Outstanding (000)
Basic	41,540	38,031
Diluted	41,875	38,321
Earnings Per Share
Basic	$0.27	$0.17
Diluted	$0.27	$0.17
Dividends Declared Per Share	$0.435	$0.43
See Notes to Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	Thousands of Dollars
Comprehensive Income
Net Income	$11,345	$6,476
Other Comprehensive Income

Unrealized Gain (Loss) on Cash Flow Hedges, net of $(31) and $370 income taxes	47	(564)
Reclassification of Realized Losses on Cash Flow Hedges to Net Income, net of $(370) and $(364) income taxes	565	556
Supplemental Executive Retirement Plan (SERP) Benefit Adjustments, net of $(42) and $19 income taxes	68	108
Total Other Comprehensive Income, Net of Income Taxes	680	100
Total Comprehensive Income	$12,025	$6,576
See Notes to Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	Thousands of Dollars
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$253,747	$240,164
Cash Receipts from Electric Wholesale Sales	43,538	43,034
Cash Receipts from Gas Retail Sales	59,849	62,064
Cash Receipts from Operating Springerville Units 3 & 4	25,032	25,169
Cash Receipts from Gas Wholesale Sales	3,152	377
Interest Received	515	1,528
Other Cash Receipts	6,137	6,464
Fuel Costs Paid	(76,321)	(76,769)
Payment of Operations and Maintenance Costs	(57,173)	(70,967)
Purchased Energy Costs Paid	(73,761)	(72,353)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(32,237)	(31,952)
Wages Paid, Net of Amounts Capitalized	(36,306)	(38,016)
Interest Paid, Net of Amounts Capitalized	(17,784)	(20,490)
Capital Lease Interest Paid	(16,123)	(19,369)
Other Cash Payments	(1,212)	(2,314)
Net Cash Flows—Operating Activities	81,053	46,570
Cash Flows from Investing Activities
Return of Investments in Springerville Lease Debt	9,104	19,278
Insurance Proceeds for Replacement Assets	—	2,875
Other Cash Receipts	2,911	4,047
Capital Expenditures	(81,228)	(78,931)
Other Cash Payments	(5,304)	(2,223)
Net Cash Flows—Investing Activities	(74,517)	(54,954)
Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	66,000	198,000
Other Cash Receipts	2,690	1,463
Repayments of Borrowings Under Revolving Credit Facilities	(35,000)	(92,000)
Payments of Capital Lease Obligations	(81,281)	(73,993)
Common Stock Dividends Paid	(18,035)	(16,322)
Repayments of Long-Term Debt	—	(8,448)
Other Cash Payments	(928)	(1,603)
Net Cash Flows—Financing Activities	(66,554)	7,097
Net Decrease in Cash and Cash Equivalents	(60,018)	(1,287)
Cash and Cash Equivalents, Beginning of Year	123,918	76,390
Cash and Cash Equivalents, End of Period	$63,900	$75,103
See Note 11 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
	Thousands of Dollars
ASSETS
Utility Plant
Plant in Service	$5,039,638	$5,005,768
Utility Plant Under Capital Leases	582,669	582,669
Construction Work in Progress	156,178	128,621
Total Utility Plant	5,778,485	5,717,058
Less Accumulated Depreciation and Amortization	(1,943,865)	(1,921,733)
Less Accumulated Amortization of Capital Lease Assets	(499,784)	(494,962)
Total Utility Plant—Net	3,334,836	3,300,363
Investments and Other Property
Investments in Lease Equity	36,302	36,339
Other	37,594	36,537
Total Investments and Other Property	73,896	72,876
Current Assets
Cash and Cash Equivalents	63,900	123,918
Accounts Receivable—Customer	92,015	93,742
Unbilled Accounts Receivable	39,911	53,568
Allowance for Doubtful Accounts	(6,455)	(6,545)
Materials and Supplies	90,790	93,322
Fuel Inventory	62,977	62,019
Deferred Income Taxes—Current	34,705	34,260
Regulatory Assets—Current	45,950	51,619
Investments in Lease Debt	—	9,118
Derivative Instruments	5,733	3,165
Other	25,450	33,567
Total Current Assets	454,976	551,753
Regulatory and Other Assets
Regulatory Assets—Noncurrent	188,612	191,077
Other Assets	25,568	24,360
Total Regulatory and Other Assets	214,180	215,437
Total Assets	$4,077,888	$4,140,429
See Notes to Condensed Consolidated Financial Statements.

 (Continued)

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
	Thousands of Dollars
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$1,059,405	$1,065,465
Capital Lease Obligations	179,610	262,138
Long-Term Debt	1,504,473	1,498,442
Total Capitalization	2,743,488	2,826,045
Current Liabilities
Current Obligations Under Capital Leases	95,587	90,583
Borrowings Under Revolving Credit Facilities	25,000	—
Accounts Payable—Trade	86,959	107,740
Accrued Taxes Other than Income Taxes	54,473	41,939
Interest Accrued	18,217	31,950
Accrued Employee Expenses	20,247	24,094
Regulatory Liabilities—Current	44,350	43,516
Customer Deposits	34,826	34,048
Derivative Instruments	7,934	14,742
Other	14,836	10,517
Total Current Liabilities	402,429	399,129
Deferred Credits and Other Liabilities
Deferred Income Taxes—Noncurrent	386,800	364,756
Regulatory Liabilities—Noncurrent	289,197	279,111
Pension and Other Retiree Benefits	161,066	159,401
Derivative Instruments	11,363	12,709
Other	83,545	99,278
Total Deferred Credits and Other Liabilities	931,971	915,255
Commitments, Contingencies, and Environmental Matters (Note 6)
Total Capitalization and Other Liabilities	$4,077,888	$4,140,429
See Notes to Condensed Consolidated Financial Statements.
(Concluded)

UNS ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares Outstanding*	Common Stock	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Thousands of Shares	(Unaudited) Thousands of Dollars
Balances at December 31, 2012	41,344	$882,138	$193,117	$(9,790)	$1,065,465
Comprehensive Income
2013 Year-to-Date Net Income			11,345		11,345
Other Comprehensive Income, net of $(443) income taxes				680	680
Total Comprehensive Income					12,025
Dividends, Including Non-Cash Dividend Equivalents			(18,226)		(18,226)
Shares Issued for Stock Options	16	589			589
Shares Issued Under Performance Share Awards	57	—			—
Other		(448)			(448)
Balances at March 31, 2013	41,417	$882,279	$186,236	$(9,110)	$1,059,405

* UNS Energy has 75 million authorized shares of Common Stock.

See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	Thousands of Dollars
Operating Revenues
Electric Retail Sales	$184,881	$166,331
Electric Wholesale Sales	34,398	29,766
Other Revenues	28,472	27,881
Total Operating Revenues	247,751	223,978
Operating Expenses
Fuel	80,798	69,974
Purchased Power	18,928	13,626
Transmission	865	963
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(2,360)	(7,686)
Total Fuel and Purchased Energy	98,231	76,877
Operations and Maintenance	77,824	82,466
Depreciation	28,558	27,467
Amortization	9,222	9,591
Taxes Other Than Income Taxes	11,169	9,679
Total Operating Expenses	225,004	206,080
Operating Income	22,747	17,898
Other Income (Deductions)
Interest Income	(4)	26
Other Income	2,206	2,461
Other Expense	(2,245)	(1,493)
Total Other Income (Deductions)	(43)	994
Interest Expense
Long-Term Debt	14,573	13,916
Capital Leases	6,249	8,296
Other Interest Expense, Net of Interest Capitalized	(853)	110
Total Interest Expense	19,969	22,322
Income (Loss) Before Income Taxes	2,735	(3,430)
Income Tax Expense (Benefit)	1,257	(1,969)
Net Income (Loss)	$1,478	$(1,461)
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	Thousands of Dollars
Comprehensive Income (Loss)
Net Income (Loss)	$1,478	$(1,461)
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Cash Flow Hedges, net of $(29) and $323 income taxes	45	(493)
Reclassification of Realized Losses on Cash Flow Hedges to Net Income, net of $(350) and $(348) income taxes	535	531
SERP Benefit Adjustments, net of $(42) and $19 income taxes	68	108
Total Other Comprehensive Income, Net of Income Taxes	648	146
Total Comprehensive Income (Loss)	$2,126	$(1,315)
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	Thousands of Dollars
Cash Flows from Operating Activities
Cash Receipts from Electric Retail Sales	$211,011	$194,772
Cash Receipts from Electric Wholesale Sales	40,061	36,069
Cash Receipts from Operating Springerville Units 3 & 4	25,032	25,169
Cash Receipts from Gas Wholesale Sales	3,114	—
Reimbursement of Affiliate Charges	5,883	6,988
Interest Received	509	1,523
Other Cash Receipts	4,624	4,719
Fuel Costs Paid	(76,560)	(76,473)
Payment of Operations and Maintenance Costs	(54,791)	(70,037)
Taxes Other Than Income Taxes Paid, Net of Amounts Capitalized	(23,303)	(22,299)
Wages Paid, Net of Amounts Capitalized	(30,542)	(31,728)
Purchased Power Costs Paid	(17,417)	(13,019)
Interest Paid, Net of Amounts Capitalized	(11,239)	(11,118)
Capital Lease Interest Paid	(16,123)	(19,369)
Other Cash Payments	(860)	(3,646)
Net Cash Flows—Operating Activities	59,399	21,551
Cash Flows from Investing Activities
Return of Investments in Springerville Lease Debt	9,104	19,278
Insurance Proceeds for Replacement Assets	—	2,875
Other Cash Receipts	1,645	3,451
Capital Expenditures	(61,668)	(66,845)
Other Cash Payments	(4,556)	(1,901)
Net Cash Flows—Investing Activities	(55,475)	(43,142)
Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facility	55,000	120,000
Other Cash Receipts	492	377
Repayments of Borrowings Under Revolving Credit Facility	(35,000)	(25,000)
Payments of Capital Lease Obligations	(81,281)	(73,993)
Repayments of Long-Term Debt	—	(6,535)
Other Cash Payments	(874)	(1,504)
Net Cash Flows—Financing Activities	(61,663)	13,345
Net Decrease in Cash and Cash Equivalents	(57,739)	(8,246)
Cash and Cash Equivalents, Beginning of Year	79,743	27,718
Cash and Cash Equivalents, End of Period	$22,004	$19,472
See Note 11 for supplemental cash flow information.
See Notes to Condensed Consolidated Financial Statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
	Thousands of Dollars
ASSETS
Utility Plant
Plant in Service	$4,371,895	$4,348,041
Utility Plant Under Capital Leases	582,669	582,669
Construction Work in Progress	118,020	98,460
Total Utility Plant	5,072,584	5,029,170
Less Accumulated Depreciation and Amortization	(1,801,484)	(1,783,787)
Less Accumulated Amortization of Capital Lease Assets	(499,784)	(494,962)
Total Utility Plant—Net	2,771,316	2,750,421
Investments and Other Property
Investments in Lease Equity	36,302	36,339
Other	36,139	35,091
Total Investments and Other Property	72,441	71,430
Current Assets
Cash and Cash Equivalents	22,004	79,743
Accounts Receivable—Customer	70,717	71,813
Unbilled Accounts Receivable	28,730	33,782
Allowance for Doubtful Accounts	(4,494)	(4,598)
Accounts Receivable—Due from Affiliates	6,860	5,720
Materials and Supplies	77,787	80,377
Fuel Inventory	62,673	61,737
Deferred Income Taxes—Current	37,834	37,212
Regulatory Assets—Current	33,148	34,345
Investments in Lease Debt	—	9,118
Other	26,791	34,393
Total Current Assets	362,050	443,642
Regulatory and Other Assets
Regulatory Assets—Noncurrent	176,472	178,330
Other Assets	18,219	17,223
Total Regulatory and Other Assets	194,691	195,553
Total Assets	$3,400,498	$3,461,046
See Notes to Condensed Consolidated Financial Statements.
(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
	Thousands of Dollars
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity	$863,053	$860,927
Capital Lease Obligations	179,610	262,138
Long-Term Debt	1,223,474	1,223,442
Total Capitalization	2,266,137	2,346,507
Current Liabilities
Current Obligations Under Capital Leases	95,587	90,583
Borrowings Under Revolving Credit Facility	20,000	—
Accounts Payable—Trade	67,871	82,122
Accounts Payable—Due to Affiliates	2,587	3,134
Accrued Taxes Other than Income Taxes	43,128	33,060
Interest Accrued	16,380	26,965
Accrued Employee Expenses	17,518	20,715
Customer Deposits	25,546	24,846
Regulatory Liabilities—Current	19,958	20,822
Derivative Instruments	3,820	4,899
Other	11,134	7,085
Total Current Liabilities	323,529	314,231
Deferred Credits and Other Liabilities
Deferred Income Taxes—Noncurrent	331,221	319,216
Regulatory Liabilities—Noncurrent	249,095	241,189
Pension and Other Retiree Benefits	151,006	149,718
Derivative Instruments	10,108	10,565
Other	69,402	79,620
Total Deferred Credits and Other Liabilities	810,832	800,308
Commitments, Contingencies, and Environmental Matters (Note 6)
Total Capitalization and Other Liabilities	$3,400,498	$3,461,046
See Notes to Condensed Consolidated Financial Statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

	Common Stock	Capital Stock Expense	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
	(Unaudited) Thousands of Dollars
Balances at December 31, 2012	$888,971	$(6,357)	$(12,157)	$(9,530)	$860,927
Comprehensive Income
2013 Year-to-Date Net Income			1,478		1,478
Other Comprehensive Income, net of $(421) income taxes				648	648
Total Comprehensive Income					2,126
Balances at March 31, 2013	$888,971	$(6,357)	$(10,679)	$(8,882)	$863,053
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

NOTE 1. FINANCIAL STATEMENT PRESENTATION

UNS Energy Corporation (UNS Energy) is a holding company that conducts its business through three regulated public utilities: Tucson Electric Power Company (TEP); UNS Gas, Inc. (UNS Gas); and UNS Electric, Inc. (UNS Electric). References to “we” and “our” are to UNS Energy and its subsidiaries, collectively.

We prepared our condensed consolidated financial statements according to generally accepted accounting principles in the United States of America (GAAP) and the Securities and Exchange Commission's (SEC) interim reporting requirements. These condensed consolidated financial statements exclude some information and footnotes required by GAAP and the SEC for annual financial statement reporting. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes in UNS Energy's and TEP's Annual Reports on Form 10-K for the year ended December 31, 2012.
The condensed consolidated financial statements are unaudited, but, in management's opinion, include all recurring adjustments necessary for a fair presentation of the results for the interim periods presented. Because weather and other factors cause seasonal fluctuations in sales, our quarterly results are not indicative of annual operating results. UNS Energy and TEP reclassified certain amounts in the financial statements to conform to current year presentation.

REVISION OF PRIOR PERIOD UNS ENERGY INCOME STATEMENT

During the first three quarters of 2012, we incorrectly reported UNS Electric's sales and purchase contracts which did not result in the physical delivery of energy. The transactions were reported on a gross basis rather than on a net basis. This error resulted in a $3 million equal and offsetting overstatement of Electric Wholesale Sales and Purchased Energy in the income statement for the three months ended March 31, 2012. This error had no impact on operating income, net income, retained earnings, or cash flows.

We assessed the impact of this error on prior period financial statements and concluded it was not material to any period. However, this error was significant to individual income statement line items. As a result, in accordance with GAAP, we revised our prior period income statement as follows:

	UNS Energy
	Three Months Ended
	March 31, 2012
	As Reported	As Revised
	Thousands of Dollars
Income Statement
Electric Wholesale Sales	$37,104	$33,617
Purchased Energy	63,276	59,790
Total Fuel and Purchased Energy	134,276	130,790
Total Operating Expenses	284,479	280,984

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In the first quarter of 2013, we adopted authoritative guidance that:

•	Requires additional disclosures for amounts reclassified out of accumulated other comprehensive income by component. See Note 13.

•	Requires disclosure related to offsetting derivative assets and derivative liabilities in accordance with GAAP. See Note 12.

•
Allows an additional option for impairment testing of indefinite-lived intangible assets. We had no impairment indicator as our indefinite-lived intangible assets, Renewable Energy Credits (RECs), are currently recoverable under the Renewable Energy Standard (RES) as we use the RECs to comply with the standard’s renewable resources requirements.

NOTE 2. REGULATORY MATTERS

RATES AND REGULATION
The Arizona Corporation Commission (ACC) and the Federal Energy Regulatory Commission (FERC) each regulate portions of the utility accounting practices and rates of TEP, UNS Gas, and UNS Electric. The ACC regulates rates charged to retail customers, the siting of generation and transmission facilities, the issuance of securities, and transactions with affiliated parties. The FERC regulates terms and prices of transmission services and wholesale electricity sales.
PENDING TEP RATE CASE
In July 2012, TEP filed a general rate case, on a cost-of-service basis, with the ACC requesting a Base Rate increase of approximately 15% to cover a revenue deficiency of $128 million. TEP requested a 7.74% return on Original Cost Rate Base (OCRB) of $1.5 billion and a 5.68% return on Fair Value Rate Base (FVRB) of $2.3 billion TEP also requested a 1.56% return on the fair value increment of rate base. The fair value increment of rate base represents the difference between OCRB and FVRB of approximately $800 million.

TEP requested a Lost Fixed Cost Recovery (LFCR) mechanism to recover non-fuel costs that would go unrecovered due to lost kilowatt-hour (kWh) sales as a result of implementing the ACC's Electric Energy Efficiency Standards (Electric EE Standards) and the RES. TEP also requested a mechanism, which would be adjusted annually, to recover the costs of complying with environmental standards required by federal or other governmental agencies between rate cases.

TEP proposed a three-year pilot program allowing for investment in programs to meet the Electric EE Standards in the most cost effective manner. Under TEP's proposal, energy efficiency investments would be considered regulatory assets and amortized over a four-year period. TEP would earn a return on investment and recover the return and amortization expense through the existing DSM surcharge.

In February 2013, TEP, ACC Staff, and other parties to TEP's pending rate case proceeding entered into a proposed settlement agreement. The proposed settlement agreement requires the approval of the ACC before new rates can become effective. In the proposed settlement, TEP requested that the Purchased Power and Fuel Adjustment Clause (PPFAC) rate currently approved at 0.77 cents per kWh effective April 2012 be reset at the time new rates become effective.

In March 2013, hearings before an ACC Administrative Law Judge (ALJ) concluded. The ALJ will prepare a recommended opinion and order, which must be approved by the ACC before new rates may become effective.

PENDING UNS ELECTRIC RATE CASE

In December 2012, as required in the 2010 UNS Electric Rate Order, UNS Electric filed with the ACC a general rate case, on a cost-of-service basis, requesting a non-fuel Base Rate increase of $7.5 million, or 4.6%. UNS Electric requested a rate of return of 8.4% on an OCRB of approximately $217 million and a 6.7% rate of return on a FVRB of $286 million. UNS Electric also requested a 1.6% return on the fair value increment of rate base. The fair value increment of rate base represents the difference between OCRB and FVRB of approximately $69 million.

UNS Electric requested a LFCR mechanism to recover non-fuel costs that would go unrecovered due to lost kWh sales as a result of implementing Electric EE Standards and the RES. In addition to the LFCR mechanism, UNS Electric requested a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

Transmission Cost Adjustor (TCA). The TCA is designed to track changes to UNS Electric's FERC-approved Open Access Transmission Tariff (OATT) rate which is updated annually and would allow UNS Electric to recover transmission costs in a timely manner.
REGULATORY ASSETS AND LIABILITIES
The following table summarizes significant changes in regulatory assets and liabilities since December 31, 2012:

	March 31, 2013		December 31, 2012
	UNS Energy	TEP	UNS Energy	TEP
	Millions of Dollars
Regulatory Assets – Current (1)	$46	$33	52	$34
Regulatory Assets – Noncurrent	189	176	191	178
Regulatory Liabilities—Current	(44)	(20)	(44)	(21)
Regulatory Liabilities – Noncurrent (2)	(289)	(249)	(279)	(241)
Total Net Regulatory Assets (Liabilities)	$(98)	$(60)	$(80)	$(50)

(1)	Regulatory Assets – Current on the balance sheet is lower due to a reduction in unrealized losses on energy contracts that are recoverable through the PPFAC/PGA when settled.

(2)	Regulatory Liabilities – Noncurrent on the balance sheet is higher due to the increase in the reserve for the net cost of removal related to interim and future retirements at TEP.

FUTURE IMPLICATIONS OF DISCONTINUING APPLICATION OF REGULATORY ACCOUNTING

We regularly assess whether we can continue to apply regulatory accounting to regulated operations, and we have concluded regulatory accounting is applicable. If we stopped applying regulatory accounting to our regulated operations, the following would occur:

•	Regulatory pension assets would be reflected in Accumulated Other Comprehensive Income (AOCI);

•	We would write off remaining regulatory assets as an expense and regulatory liabilities as income in the income statements;

•	At March 31, 2013, based on regulatory assets balances, net of regulatory liabilities:

•	TEP would have recorded an extraordinary after-tax gain of $113 million and an after-tax loss in AOCI of $77 million;

•	UNS Gas would have recorded an extraordinary after-tax gain of $25 million and an after-tax loss in AOCI of $2 million; and

•	UNS Electric would have recorded an extraordinary after-tax gain of $4 million and an after-tax loss in AOCI of $3 million.

While future regulatory orders and market conditions may affect cash flows, our cash flows would not be affected if we stopped applying regulatory accounting to our regulated operations.

NOTE 3. BUSINESS SEGMENTS
We have three reportable segments regularly reviewed by our chief operating decision makers to evaluate performance and make operating decisions.

(1)	TEP, a regulated electric utility, is our largest subsidiary;

(2)	UNS Gas, a regulated gas distribution utility; and

(3)	UNS Electric, a regulated electric utility.
Other includes UNS Energy and UniSource Energy Services holding companies, Millennium, and UniSource Energy Development.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

We disclose selected financial data for our reportable segments in the following table:

	Reportable Segments
	TEP	UNS Gas	UNS Electric	Other	Reconciling Adjustments	UNS Energy Consolidated
	Millions of Dollars
Income Statement
Three Months Ended March 31, 2013:
Operating Revenues – External	$244	$52	$36	$—	$—	$332
Operating Revenues – Intersegment(1)	4	—	1	4	(9)	—
Income Before Income Taxes	3	12	4	—	—	19
Net Income	1	8	2	—	—	11
Three Months Ended March 31, 2012:
Operating Revenues – External	$220	$52	$44	$(1)	$—	$315
Operating Revenues – Intersegment(1)	4	1	—	4	(9)	—
Income (Loss) Before Income Taxes	(3)	9	5	(1)	—	10
Net Income (Loss)	(1)	5	3	(1)	—	6

(1)
Operating Revenues – Intersegment: TEP includes control area services provided to UNS Electric based on a FERC-approved tariff; common costs (systems, facilities, etc.) allocated to affiliates on a cost-causative basis; and sales of power to UNS Electric at third-party market prices. Other primarily includes meter reading services and supplemental workforce provided by an unregulated affiliate to the utilities.

NOTE 4. DEBT
We summarize below the significant changes to our debt from those reported in our 2012 Annual Report on Form 10-K.
TEP TAX-EXEMPT BONDS ISSUED
In March 2013, the Industrial Development Authority of Pima County, Arizona issued approximately $91 million of unsecured tax-exempt industrial development bonds on behalf of TEP. The bonds bear interest at a fixed rate of 4.0%, mature in September 2029, and may be redeemed at par on or after March 1, 2023. The proceeds from the sale of the bonds, together with $0.5 million accrued interest provided by TEP, were deposited with a trustee to retire approximately $91 million of 6.375% unsecured tax-exempt bonds in April 2013. TEP’s payment of accrued interest was the only cash flow activity since proceeds from the newly-issued bonds were not received nor disbursed by TEP. TEP capitalized approximately $1 million in costs related to the issuance of the bonds and will amortize the costs to Interest Expense – Long-Term Debt in the income statement through September 2029, the term of the bonds. The new bonds are reflected in Long-Term Debt on the balance sheet and the old bonds have been defeased.
COVENANT COMPLIANCE
At March 31, 2013, we were in compliance with the terms of our loan and credit agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

NOTE 5. INCOME TAXES
Income tax expense differs from the amount of income tax determined by applying the United States statutory federal income tax rate of 35% to pre-tax income due to the following:

	UNS Energy		TEP
	Three Months Ended March 31,
	2013	2012	2013	2012
	Millions of Dollars
Federal Income Tax Expense (Benefit) at Statutory Rate	$7	$3	$1	$(1)
State Income Tax Expense, Net of Federal Deduction	1	1	—	—
Cash Surrender Value of Life Insurance	—	(1)	—	(1)
Other	(1)	—	—	—
Total Federal and State Income Tax Expense (Benefit)	$7	$3	$1	$(2)

Uncertain Tax Positions
We recognize tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. Each uncertain tax position is recognized up to the amount most likely to be sustained on examination and adjusted with changes in facts and circumstances. A reconciliation of the beginning and ending balances of unrecognized tax benefits follows:

	UNS Energy	TEP
	Millions of Dollars
Unrecognized Tax Benefits at December 31, 2012	$30	$23
Reduction of Positions from Prior Year Based on Tax Authority Ruling	(28)	(22)
Unrecognized Tax Benefits at March 31, 2013	$2	$1

In February 2013, we received a favorable ruling from the Internal Revenue Service (IRS) allowing us to deduct up-front incentive payments to customers who install renewable energy resources.  These customers transfer environmental attributes or RECs associated with their renewable installations to us over the expected life of the contract for an up-front incentive payment based on the generating capacity of their installation.  As a result of this ruling, in the first quarter, UNS Energy reduced unrecognized tax benefits by $28 million, and TEP reduced unrecognized tax benefits by $22 million. The changes in tax benefits primarily affected the balance sheets.
The IRS completed its audit of the 2009 and 2010 tax returns in March 2013 with no change to the financial statements.
In April 2013, the IRS provided notice of intent to audit the 2011 tax returns.

NOTE 6. COMMITMENTS, CONTINGENCIES, AND ENVIRONMENTAL MATTERS
In addition to those reported in our 2012 Annual Report on Form 10-K, we entered into the following new long-term commitments.
TEP COMMITMENTS
Purchase Power Contracts
TEP entered into new forward purchase power commitments that will settle through December 2014. Some of these contracts are at fixed prices per MWh and others are indexed to natural gas prices. Based on projected market prices as of March 31, 2013, TEP's estimated minimum payment obligations for these purchases are $2 million in 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

RES Recoverable Incentives
RES allows for utilities to make various incentive payments to customers who install distributed generation. The two types of incentives are up-front incentive payments and Performance-based Incentives (PBIs). Up-front incentive payments are distinguished by the following:

•	Residential and small commercial customers;

•	Small installations; and

•	Up-front payment upon installation.
PBIs are distinguished by the following:

•	Large commercial customers;

•	Large installations; and

•	Payment over the term of the contract.
RES Performance-based Incentives
TEP entered into new purchase agreements to purchase the environmental attributes, or RECs, from retail customers with solar installations. Payments for these RECs are termed PBIs and are paid in contractually agreed-upon intervals, usually quarterly, based on metered renewable energy production over periods ranging from 9 to 20 years. TEP's total obligation related to RES PBI payments over future periods increased by $4 million dollars from $62 million on December 31, 2012, to $66 million on March 31, 2013. PBIs are recoverable through the RES tariff.
UNS GAS COMMITMENTS
UNS Gas entered into new forward energy commitments that settle through December 2015 at fixed prices per million British thermal units (MMBtu). UNS Gas’ minimum payment obligations for these purchases are $1 million in 2014 and $2 million in 2015.

UNS ELECTRIC COMMITMENTS
Purchase Power Contracts
UNS Electric entered into new forward purchase power commitments that will settle through December 2014 at fixed prices per MWh. UNS Electric’s minimum payment obligations for these purchases are $1 million in 2014.

RES Performance-Based Incentives

UNS Electric is contractually obligated to retail customers with solar installations to make RES PBI payments for environmental attributes, or RECs. In 2013, UNS Electric's total obligation for RES PBIs increased by approximately $1 million from $6 million on December 31, 2012, to $7 million on March 31, 2013. UNS Electric will make payments over periods ranging from 10 to 20 years based on metered renewable energy production. PBIs are recoverable through the RES tariff.
TEP CONTINGENCIES
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

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
TEP owns 7% of Four Corners Units 4 and 5 and is liable for its share of any resulting liabilities. TEP cannot predict the final outcome of the claims relating to Four Corners, and, due to the general and non-specific nature of the claims and the indeterminate scope and nature of the injunctive relief sought for this claim, TEP cannot determine estimates of the range of loss at this time. TEP accrued estimated losses of less than $1 million in 2011 for this claim based on its share of a settlement offer to resolve the claim.
Mine Closure Reclamation at Generating Stations Not Operated by TEP
TEP pays ongoing reclamation costs related to coal mines that supply generating stations in which TEP has an ownership interest but does not operate. TEP is liable for a portion of final reclamation costs upon closure of the mines servicing Navajo Generating Station (Navajo), San Juan, and Four Corners. TEP’s share of reclamation costs is expected to be $27 million upon expiration of the coal supply agreements, which expire between 2016 and 2019. The reclamation liability (present value of future liability) recorded at March 31, 2013 and December 31, 2012, was $16 million.

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
TEP’s PPFAC allows us to pass through most fuel costs, including final reclamation costs, to customers. Therefore, TEP classifies these costs as a regulatory asset by increasing the regulatory asset and the reclamation liability over the remaining life of the coal supply agreements on an accrual basis and recovering the regulatory asset through the PPFAC as final mine reclamation costs are paid to the coal suppliers.
Tucson to Nogales Transmission Line

TEP and UNS Electric are parties to a project development agreement for the joint construction of a 60-mile transmission line from Tucson, Arizona to Nogales, Arizona. This project was initiated in response to an order by the ACC to UNS Electric to improve the reliability of electric service in Nogales. TEP and UNS Electric expect to abandon the project based on the cost of the proposed 345-kV line, the difficulty in reaching agreement with the Forest Service on a path for the line, and concurrence by the ACC of recent transmission plans filed by TEP and UNS Electric supporting elimination of this project. In TEP's pending rate case proceedings before the ACC, TEP entered into a proposed settlement agreement in which it agrees to seek recovery of the project costs from FERC before seeking rate recovery from the ACC. In 2012, TEP recorded a regulatory asset of $5 million and UNS Electric recorded a regulatory asset of $0.2 million for the balance deemed probable of recovery.

Springerville Unit 1 Leases

The Springerville Unit 1 Leases have an initial term to January 2015 and provide for renewal periods of three or more years through 2030. TEP has a fair market value purchase option for facilities under the Springerville Unit 1 Leases. In December 2011, TEP and the owner participants of the Springerville Unit 1 Leases completed a formal appraisal process to determine the fair market value purchase price, in accordance with the Springerville Unit 1 Leases. Based on that appraisal, TEP would have to pay $159 million in 2015 for the 86% interest not already owned by TEP. In 2012, TEP initiated a proceeding seeking judicial confirmation of the results of the appraisal process in Federal District Court. In the proceeding, the owner participants alleged that the appraisal process failed to yield a legitimate purchase price for the leased interest. In January 2013, the Federal District Court denied TEP's petition on the grounds that the court lacks jurisdiction in the matter. In February 2013, TEP appealed the matter to the U.S. Court of Appeals for the Ninth Circuit, where it is currently pending.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

Resolution of Contingencies
Springerville Generating Station Unit 3 Outage
TEP paid Tri-State Generating and Transmission Association, Inc. (Tri-State) $2 million in March 2013 as a result of an outage at Springerville Unit 3 in 2012. TEP accrued the pre-tax loss in July 2012 as a result of not meeting certain availability requirements under the terms of TEP's operating agreement with Tri-State.

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
Four Corners
Based on the EPA’s final standards, Four Corners may need mercury emission control equipment by 2015. The estimated capital cost of this equipment is less than $1 million. TEP expects its share of the annual operating cost of the mercury emission control equipment to be less than $1 million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

Navajo
In January 2013, the EPA proposed an alternative BART determination that would require the installation of Selective Catalytic Reduction (SCR) technology on all three units at Navajo by 2023. If SCR technology is ultimately required at Navajo, TEP estimates its share of the capital cost will be $42 million. Also, the installation of SCR technology at Navajo could increase the power plant's particulate emissions which may require that baghouses be installed. TEP estimates that its share of the capital expenditure for baghouses would be about $43 million. TEP's share of annual operating costs for SCR and baghouses is estimated at less than $1 million each.
San Juan

In August 2011, the EPA issued a Federal Implementation Plan (FIP) establishing new emission limits for air pollutants at San Juan. These requirements are more stringent than those proposed by the State of New Mexico. The FIP requires the installation of SCR technology with sorbent injection on all four units to reduce NOx and control sulfuric acid emissions by September 2016. TEP estimates its share of the cost to install SCR technology with sorbent injection to be between $180 million and $200 million. TEP expects its share of the annual operating costs for SCR technology to be approximately $6 million.

In 2011, Public Service Company of New Mexico (PNM) filed a petition for review of, and a motion to stay, the FIP with the Tenth Circuit United States Court of Appeals (Tenth Circuit). In addition, PNM filed a request for reconsideration of the rule with the EPA and a request to stay the effectiveness of the rule pending the EPA's reconsideration and review by the Tenth Circuit. The State of New Mexico filed similar motions with the Tenth Circuit and the EPA. Several environmental groups were granted permission to join in opposition to PNM's petition to review in the Tenth Circuit. In addition, WildEarth Guardians filed a separate appeal against the EPA challenging the FIP's five-year implementation schedule. PNM was granted permission to join in opposition to that appeal. In March 2012, the Tenth Circuit denied PNM's and the State of New Mexico's motion for stay. Oral argument on the appeal was heard in October 2012 and the parties are currently awaiting the court's decision. In February 2013, the Tenth Circuit referred the litigation to the Tenth Circuit Mediation Office, which has authority to require the parties to attend mediation conferences to informally resolve issues in the pending appeals.

In February 2013, the State of New Mexico, the EPA, and PNM signed a non-binding agreement that outlines an alternative to the FIP. The terms of the agreement include: the retirement of San Juan Units 2 and 3 by December 31, 2017; the replacement of those units with non-coal generation sources; and the installation of selective non-catalytic reduction technology (SNCR) on San Juan Units 1 and 4 by January 2016 or later depending on the timing of EPA approvals. TEP estimates its share of the cost to install SNCR technology on San Juan Unit 1 would be approximately $25 million. TEP owns 340 MW, or 50%, of San Juan Units 1 and 2. At March 31, 2013, the book value of TEP's share of San Juan Units 1 and 2 was $215 million. If Unit 2 is retired early, we expect to request ACC approval to recover, over a reasonable time period, all costs associated with the early closure of the unit. We are evaluating various replacement resources. Any decision regarding early closure and replacement resources will require various actions by third parties as well as UNS Energy board and regulatory approvals. TEP cannot predict the ultimate outcome of this matter.
Four Corners

In August 2012, the EPA finalized the regional haze FIP for Four Corners. The final FIP requires SCR technology to be installed on all five units by 2017. However, the FIP also includes an alternative plan that allows APS to close their wholly-owned Units 1, 2, and 3 and install SCR technology on Units 4 and 5. This option allows the installation of SCR technology to be delayed until July 2018. In either case, TEP's estimated share of the capital costs to install SCR technology on Units 4 and 5 is about $35 million. TEP's share of incremental annual operating costs for SCR is estimated at $2 million.
Springerville
Provisions of the Regional Haze Rules requiring emission control upgrades do not apply to Springerville currently and are not likely to impact Springerville operations until after 2018.
Sundt

In December 2012, the EPA issued a proposed rule on provisions that had not been previously addressed in the Arizona State Implementation Plan related to regional haze. The EPA disagreed with the determination that Sundt Unit 4 is not subject to the BART provisions of the Regional Haze Rule. If the BART eligibility determination stands, Sundt Unit 4 will be required to reduce certain emissions within five years of the final EPA BART determination. The EPA postponed its expected release of a proposed BART requirement for Sundt Unit 4 until September 6, 2013, with a final determination expected in February 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

NOTE 7. EMPLOYEE BENEFIT PLANS
UNS Energy’s net periodic benefit plan cost, comprised primarily of TEP's cost, includes the following components:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended March 31,
	2013	2012	2013	2012
	Millions of Dollars

Service Cost	$3	$2	$1	$—
Interest Cost	4	4	1	1
Expected Return on Plan Assets	(5)	(4)	—	—
Actuarial Loss Amortization	2	2	—	—
Net Periodic Benefit Cost	$4	$4	$2	$1

NOTE 8. SHARE-BASED COMPENSATION PLANS

RESTRICTED STOCK UNITS AND PERFORMANCE SHARES
Restricted Stock Units
In February 2013, the UNS Energy Compensation Committee granted 21,560 restricted stock units to certain management employees at a grant date fair value of $46.23 per share. The restricted stock units vest on the third anniversary of grant and are distributed in shares of UNS Energy's Common Stock (Common Stock) upon vesting. We recognize compensation expense equal to the fair market value on the grant date over the vesting period. Restricted stock units accrue dividend equivalents, during the vesting period, which are distributed in shares of Common Stock upon vesting.
Performance Shares
In February 2013, the UNS Energy Compensation Committee granted 43,120 performance share awards to certain management employees. Half of the performance share awards had a grant date fair value, based on a Monte Carlo simulation, of $45.54 per share. Those awards will be paid out in Common Stock based on a comparison of UNS Energy’s cumulative Total Shareholder Return to the Edison Electric Institute Index during the performance period of January 1, 2013 through December 31, 2015. The remaining half had a grant date fair value of $46.23 per share and will be paid out in Common Stock based on cumulative net income for the three-year period ended December 31, 2015. The performance shares vest based on the achievement of these goals by the end of the performance period; any unearned awards are forfeited. Performance shares accrue dividend equivalents, during the performance period, which are paid upon vesting.
SHARE-BASED COMPENSATION EXPENSE
UNS Energy and TEP recorded less than $1 million of share-based compensation expense for the three months ended March 31, 2013 and March 31, 2012.
At March 31, 2013, the total unrecognized compensation cost related to non-vested share-based compensation was $5 million, which will be recorded as compensation expense over the remaining vesting periods through February 2016. At March 31, 2013, 1 million shares were awarded but not yet issued, including target performance based shares, under the share-based compensation plans.

NOTE 9. FAIR VALUE MEASUREMENTS
We categorize our assets and liabilities accounted for at fair value into the three-level hierarchy based on inputs used to determine the fair value. Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in an active market. Level 2 inputs include quoted prices for similar assets or liabilities, quoted prices in non-active markets, and pricing models whose inputs are observable. Level 3 inputs are unobservable and supported by little or no market activity.
The following tables present, by level within the fair value hierarchy, UNS Energy’s and TEP’s assets and liabilities accounted for at fair value on a recurring basis. These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no transfers between Levels 1, 2, or 3 for either reporting period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

	UNS Energy
	Level 1	Level 2	Level 3	Total
	March 31, 2013
	Millions of Dollars
Assets
Cash Equivalents(1)	$15	$—	$—	$15
Restricted Cash Equivalents(1)	7	—	—	7
Rabbi Trust Investments to Support the Deferred Compensation and Supplemental Executive Retirement Plan (SERP)(2)	—	20	—	20
Energy Contracts(3)	—	5	4	9
Total Assets	22	25	4	51
Liabilities
Energy Contracts(3)	—	(3)	(7)	(10)
Interest Rate Swaps(4)	—	(9)	—	(9)
Total Liabilities	—	(12)	(7)	(19)
Net Total Assets (Liabilities)	$22	$13	$(3)	$32

	UNS Energy
	Level 1	Level 2	Level 3	Total
	December 31, 2012
	Millions of Dollars
Assets
Cash Equivalents(1)	$20	$—	$—	$20
Restricted Cash Equivalents(1)	7	—	—	7
Rabbi Trust Investments to Support the Deferred Compensation and SERP(2)	—	19	—	19
Energy Contracts(3)	—	2	5	7
Total Assets	27	21	5	53
Liabilities
Energy Contracts(3)	—	(7)	(10)	(17)
Interest Rate Swaps(4)	—	(10)	—	(10)
Total Liabilities	—	(17)	(10)	(27)
Net Total Assets (Liabilities)	$27	$4	$(5)	$26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

	TEP
	Level 1	Level 2	Level 3	Total
	March 31, 2013
	Millions of Dollars
Assets
Restricted Cash Equivalents(1)	$7	$—	$—	$7
Rabbi Trust Investments to Support the Deferred Compensation and SERP(2)	—	20	—	20
Energy Contracts(3)	—	2	3	5
Total Assets	7	22	3	32
Liabilities
Energy Contracts(3)	—	(1)	(4)	(5)
Interest Rate Swaps(4)	—	(9)	—	(9)
Total Liabilities	—	(10)	(4)	(14)
Net Total Assets (Liabilities)	$7	$12	$(1)	$18

	TEP
	Level 1	Level 2	Level 3	Total
	December 31, 2012
	Millions of Dollars
Assets
Cash Equivalents(1)	$1	$—	$—	$1
Restricted Cash Equivalents(1)	7	—	—	7
Rabbi Trust Investments to Support the Deferred Compensation and SERP(2)	—	19	—	19
Energy Contracts(3)	—	1	2	3
Total Assets	8	20	2	30
Liabilities
Energy Contracts(3)	—	(3)	(2)	(5)
Interest Rate Swaps(4)	—	(10)	—	(10)
Total Liabilities	—	(13)	(2)	(15)
Net Total Assets (Liabilities)	$8	$7	$—	$15

(1)
Cash Equivalents and Restricted Cash Equivalents represent amounts held in money market funds and certificates of deposit valued at cost, including interest. Cash Equivalents are included in Cash and Cash Equivalents on the balance sheets. Restricted Cash Equivalents is included in Investments and Other Property—Other on the balance sheets.

(2)
Rabbi Trust Investments include amounts related to deferred compensation and SERP benefits held in mutual and money market funds valued at quoted prices traded in active markets. These investments are included in Investments and Other Property – Other on the balance sheets.

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

For both power and gas prices we obtain quotes from brokers, major market participants, exchanges, or industry publications and rely on our own price experience from active transactions in the market. We primarily use one set of quotations each for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

power and for gas and then validate those prices using other sources. We believe that the market information provided is reflective of market conditions as of the time and date indicated.
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
The following table provides quantitative information regarding significant unobservable inputs in UNS Energy’s Level 3 fair value measurements:

Fair Value at
	March 31, 2013		Range of
	Assets	Liabilities	Unobservable Input
Millions of Dollars
Forward Contracts(1)	$2	$(7)
Valuation Technique: Market approach
Unobservable Input:
Market price per MWh			$26.00 - $58.91
Option Contracts(2)	2	—
Valuation Technique: Option model
Unobservable Inputs:
Market Price per MWh			$36.50 - $49.50
Power Volatility			29.3% - 53.6%
Market Price per MMbtu			$3.82 - $4.23
Gas Volatility			27.2% - 28.9%
Level 3 Energy Contracts	$4	$(7)

(1)	TEP comprises $1 million of the forward contract assets and $(4) million of the forward contract liabilities.

(2)	All of the option contracts relate to TEP.

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
The following tables present a reconciliation of changes in the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

	Three Months Ended March 31, 2013
	UNS Energy	TEP
	Millions of Dollars
Balances as of December 31, 2012	$(5)	$—
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/Liabilities – Derivative Instruments	1	(1)
Settlements	1	—
Balances as of March 31, 2013	$(3)	$(1)

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/Liabilities Still Held at the End of the Period	$1	$(1)

	Three Months Ended March 31, 2012
	UNS Energy	TEP
	Millions of Dollars
Balances as of December 31, 2011	$(10)	$—
Realized/Unrealized Gains/(Losses) Recorded to:
Net Regulatory Assets/Liabilities – Derivative Instruments	(5)	1
Other Comprehensive Loss	(1)	(1)
Settlements	3	—
Balances as of March 31, 2012	$(13)	$—

Total Gains/(Losses) Attributable to the Change in Unrealized Gains/(Losses) Relating to Assets/Liabilities Still Held at the End of the Period	$(2)	$—
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

The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The carrying values recorded on the balance sheets and the estimated fair values of our financial instruments include the following:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

		March 31, 2013		December 31, 2012
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		Millions of Dollars
Assets:
TEP Investment in Lease Debt	Level 2	$—	$—	$9	$9
TEP Investment in Lease Equity	Level 3	36	23	36	23
Liabilities:
Long-Term Debt
UNS Energy	Level 2	1,504	1,599	1,498	1,583
TEP	Level 2	1,223	1,282	1,223	1,271
TEP held the Investment in Lease Debt to maturity in January 2013. This investment was stated at amortized cost, which means the purchase cost was adjusted for the amortization of the premium and discount to maturity.

NOTE 10. UNS ENERGY EARNINGS PER SHARE
We compute basic Earnings Per Share (EPS) by dividing Net Income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could result if outstanding stock options, share-based compensation awards, or UNS Energy's Convertible Senior Notes were exercised or converted into Common Stock. We excluded anti-dilutive stock options and contingently issuable shares from the calculation of diluted EPS.
The following table illustrates the effect of dilutive securities on net income and weighted average Common Stock outstanding:

	Three Months Ended March 31,
	2013	2012
	Thousands of Dollars
Numerator: Net Income	$11,345	$6,476
	Thousands of Shares
Denominator:
Weighted Average Shares of Common Stock Outstanding:
Common Shares Issued	41,381	37,893
Fully Vested Deferred Stock Units	159	138
Total Weighted Average Common Stock Outstanding – Basic	41,540	38,031
Effect of Dilutive Securities:
Options and Stock Issuable Under Share-Based Compensation Plans	335	290
Total Weighted Average Common Stock Outstanding – Diluted	41,875	38,321

We excluded the following contingently issuable shares and outstanding options, with an exercise price above market, from our diluted EPS computation as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2013	2012
	Thousands of Shares
Shares from Potential Conversion of Convertible Senior Notes	—	3,340
Stock Options	—	101
Restricted Stock Units	24	—
Total Anti-Dilutive Shares Excluded from the Diluted EPS Computation	24	3,441

In 2012, the Convertible Senior Notes were converted to Common Stock or redeemed for cash.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

A reconciliation of Net Income to Net Cash Flows from Operating Activities follows:

	UNS Energy
	Three Months Ended March 31,
	2013	2012
	Thousands of Dollars
Net Income	$11,345	$6,476
Adjustments to Reconcile Net Income
To Net Cash Flows from Operating Activities
Depreciation Expense	36,300	34,984
Amortization Expense	8,289	8,664
Depreciation and Amortization Recorded to Fuel and Operations and Maintenance Expense	1,759	1,644
Amortization of Deferred Debt-Related Costs Included in Interest Expense	750	808
Provision for Retail Customer Bad Debts	318	706
Use of RECs for Compliance	3,870	1,414
Deferred Income Taxes	22,078	916
Pension and Retiree Expense	5,696	5,463
Pension and Retiree Funding	(1,734)	(2,541)
Share-Based Compensation Expense	722	494
Allowance for Equity Funds Used During Construction	(1,175)	(850)
Decrease to Reflect PPFAC/PGA Recovery	(5,368)	(2,561)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	19,003	27,294
Materials and Fuel Inventory	1,574	(12,720)
Accounts Payable	(13,458)	(17,163)
Income Taxes	(16,028)	(73)
Interest Accrued	(9,974)	(13,191)
Taxes Other Than Income Taxes	12,534	10,009
Other	4,552	(3,203)
Net Cash Flows – Operating Activities	$81,053	$46,570

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

	TEP
	Three Months Ended March 31,
	2013	2012
	Thousands of Dollars
Net Income (Loss)	$1,478	$(1,461)
Adjustments to Reconcile Net Income (Loss)
To Net Cash Flows from Operating Activities
Depreciation Expense	28,558	27,467
Amortization Expense	9,222	9,591
Depreciation and Amortization Recorded to Fuel and Operations and Maintenance Expense	1,493	1,248
Amortization of Deferred Debt-Related Costs Included in Interest Expense	601	525
Provision for Retail Customer Bad Debts	246	434
Use of RECs for Compliance	3,540	1,217
Deferred Income Taxes	12,276	(1,600)
Pension and Retiree Expense	4,970	4,821
Pension and Retiree Funding	(1,676)	(2,185)
Share-Based Compensation Expense	575	390
Allowance for Equity Funds Used During Construction	(850)	(675)
Decrease to Reflect PPFAC Recovery	(2,360)	(7,686)
Changes in Assets and Liabilities which Provided (Used)
Cash Exclusive of Changes Shown Separately
Accounts Receivable	11,408	17,956
Materials and Fuel Inventory	1,654	(12,660)
Accounts Payable	(6,094)	(10,240)
Income Taxes	(10,877)	(618)
Interest Accrued	(6,826)	(8,004)
Taxes Other Than Income Taxes	10,068	7,985
Other	1,993	(4,954)
Net Cash Flows – Operating Activities	$59,399	$21,551
Non-Cash Transactions

In March 2013, TEP issued $91 million of tax-exempt bonds and used the proceeds to redeem debt using a trustee. Since the cash flowed through a trust account, the issuance and redemption of debt resulted in a non-cash transaction. See Note 4.

In the first quarter of 2012, UNS Energy partially converted $73 million of the previously outstanding $150 million Convertible Senior Notes into Common Stock, resulting in a non-cash transaction.

In March 2012, TEP's redemption of $184 million of tax-exempt bonds resulted in a non-cash transaction.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

We also consider the impact of our own credit risk after considering collateral posted on instruments that are in a net liability position and allocate the credit risk adjustment to all individual contracts.
FINANCIAL IMPACT OF DERIVATIVES
Cash Flow Hedges
UNS Energy and TEP had liabilities related to cash flow hedges of $11 million as of March 31, 2013 and $12 million as of December 31, 2012. A portion of these cash flow hedges relate to TEP's power purchase swap agreement which expires in 2015.
The after-tax unrealized gains and losses on cash flow hedge activities and amounts reclassified to earnings are reported in the statements of other comprehensive income and Note 13. The amounts reclassified to earnings are reported in Interest Expense - Long-Term Debt and Interest Expense - Capital Leases in the income statements. The amounts expected to be reclassified to earnings within the next twelve months is estimated to be $4 million.
Regulatory Treatment of Commodity Derivatives
We disclose unrealized gains and losses on energy contracts that are recoverable through the PPFAC or PGA on the balance sheets as a regulatory asset or a regulatory liability rather than reporting the transaction in the statements of other comprehensive income or in the income statements, as shown in the following table:

	UNS Energy		TEP
	Three Months Ended March 31,
	2013	2012	2013	2012
	Millions of Dollars
Increase (Decrease) to Regulatory Assets/Liabilities	$(9)	$8	$(2)	$5

The fair values of commodity derivative assets and liabilities were as follows:

	UNS Energy		TEP
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	Millions of Dollars
Assets	$9	$7	$5	$4
Liabilities	(8)	(15)	(3)	(4)
Net Assets (Liabilities)	$1	$(8)	$2	$—
Derivative assets are included in Derivative Instruments and Other Assets on the UNS Energy balance sheet and Current Assets - Other and Other Assets on the TEP balance sheet.

The realized losses on settled gas swaps that are fully recoverable through the PPFAC or PGA were as follows:

	UNS Energy		TEP
	Three Months Ended March 31,
	2013	2012	2013	2012
	Millions of Dollars
Realized Losses on Settled Gas Swaps	$3	$7	$1	$2

At March 31, 2013, UNS Energy and TEP had contracts that will settle through the first quarter of 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

Other Commodity Derivatives
The settlement of forward purchased power and sales contracts that do not result in physical delivery were reflected in the financial statements of UNS Energy and TEP as follows:

	UNS Energy		TEP
	Three Months Ended March 31,
	2013	2012	2013	2012
	Millions of Dollars
Recorded in Wholesale Sales:
Forward Power Sales	$4	$5	$2	$1
Forward Power Purchases	(5)	(5)	(2)	(2)
Total Sales and Purchases Not Resulting in Physical Delivery	$(1)	$—	$—	$(1)
Derivatives with Netting Arrangements
The majority of our derivatives contracts include netting arrangements which allow for net payment upon settlement. We present derivatives gross on the balance sheets. The following tables present the balances of derivatives with netting arrangements and the effect if the balances were presented net:

	Gross Amounts Recognized	Gross Amounts of Derivative Instruments Not Offset in the Balance Sheets	Net Amount
	UNS Energy
	March 31, 2013
	Millions of Dollars
Derivative Assets	$9	$(9)	$—
Derivative Liabilities	(17)	9	(8)

	December 31, 2012
Derivative Assets	$7	$(7)	$—
Derivative Liabilities	(26)	7	(19)

	TEP
	March 31, 2013
Derivative Assets	$5	$(5)	$—
Derivative Liabilities	(12)	5	(7)

	December 31, 2012
Derivative Assets	$4	$(4)	$—
Derivative Liabilities	(14)	4	(10)
DERIVATIVE VOLUMES
At March 31, 2013, UNS Energy had gas contracts totaling 19,751 billion British thermal units (GBtu) and power contracts totaling 2,327 Gigawatt-hours (GWh), while TEP had gas contracts totaling 8,774 GBtu and power contracts totaling 990 GWh. At December 31, 2012, UNS Energy had gas contracts totaling 17,851 GBtu and power contracts totaling 2,228 GWh, while TEP had gas contracts totaling 7,958 GBtu and power contracts totaling 820 GWh.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) - Unaudited

CREDIT RISK ADJUSTMENT
When the fair value of our derivative contracts is reflected as an asset, the counterparty owes us and this creates credit risk. We also consider the impact of our own credit risk on instruments that are in a net liability position. The impact of counterparty credit risk and our own credit risk on the fair value of derivative asset contracts was less than $0.1 million at March 31, 2013 and at December 31, 2012.

CONCENTRATION OF CREDIT RISK
The following table shows the sum of the fair value of all derivative instruments under contracts with credit risk-related contingent features that are in a net liability position at March 31, 2013. It also shows additional collateral to be posted if credit-risk contingent features are triggered.

	UNS Energy	TEP
	March 31, 2013
	Millions of Dollars
Net Liability Position	$15	$3
Additional Collateral to Post if Contingent Features Triggered	15	3
At March 31, 2013, TEP had $12 million of credit exposure to other counterparties’ creditworthiness related to its wholesale marketing and gas hedging activities, of which three counterparties composed 52% of the total credit exposure. UNS Electric had $2 million of such credit exposure related to its supply and hedging contracts. At March 31, 2013, UNS Gas had $0.1 million exposure to other counterparties’ creditworthiness.

NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The realized changes in accumulated other comprehensive income by component are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Other Comprehensive Income		Affected Line Item in the Income Statement
	UNS Energy	TEP
	Three Months Ended
	March 31, 2013
	Millions of Dollars
Gains and (Losses) on Cash Flow Hedges
Interest Rate Swaps	$(0.3)	$(0.3)	Interest Expense Long-Term Debt
Interest Rate Swaps	(0.6)	(0.6)	Interest Expense Capital Leases
Tax (Expense) Benefit	0.4	0.4
Realized Losses on Cash Flow Hedges, Net of Taxes	(0.5)	(0.5)

Amortization of SERP and Defined Benefit Plans
Prior Service Costs	(0.1)	(0.1)	Other Expense
Tax (Expense) Benefit	—	—
Amortization, Net of Taxes	(0.1)	(0.1)

Total Reclassifications from Other Comprehensive Income for the Period	$(0.6)	$(0.6)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded) - Unaudited

NOTE 14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board issued authoritative guidance for the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Upon implementation entities will continue reporting their obligations under joint and several arrangements. In addition, the entity must measure, recognize, and disclose in the financial statements amounts they expect to pay on behalf of co-obligors for fixed obligations as of the balance sheet date. This guidance will be effective in the first quarter of 2014. We are evaluating the impact to our financial statements and disclosures.

NOTE 15. REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The UNS Energy and TEP condensed consolidated financial statements as of March 31, 2013, and for the three month periods ended March 31, 2013 and 2012, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports (dated April 29, 2013) are included on pages 1 and 2. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the unaudited financial information because neither of those reports is a “report” or a “part” of the registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for UNS Energy and its three primary business segments. It includes the following:

•	outlook and strategies;

•	operating results during the first quarter of 2013, compared with the same period in 2012;

•	factors affecting our results and outlook;

•	liquidity, capital needs, capital resources, and contractual obligations;

•	dividends; and

•	critical accounting estimates.
Management’s Discussion and Analysis should be read in conjunction with (i) UNS Energy’s and TEP's 2012 Annual Report on Form 10-K and (ii) the Condensed Consolidated Financial Statements that begin on page three of this document. The Condensed Consolidated Financial Statements present the results of operations for the three months ended March 31, 2013 and 2012. Management’s Discussion and Analysis explains the differences between periods for specific line items of the Condensed Consolidated Financial Statements.

UNS ENERGY CORPORATION

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
TEP is a regulated public utility and UNS Energy’s largest operating subsidiary, representing approximately 83% of UNS Energy’s total assets as of March 31, 2013. TEP generates, transmits, and distributes electricity to approximately 407,000 retail electric customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. In addition, TEP operates Springerville Generating Station (Springerville) Unit 3 on behalf of Tri-State Generation and Transmission Association, Inc. (Tri-State) and Springerville Unit 4 on behalf of Salt River Project Agricultural Improvement and Power District (SRP).
UES holds the common stock of two regulated public utilities, UNS Gas, Inc. (UNS Gas) and UNS Electric, Inc. (UNS Electric). UNS Gas is a regulated gas distribution company, which services approximately 149,000 retail customers in Mohave, Yavapai, Coconino, and Navajo counties in northern Arizona, as well as in Santa Cruz County in southern Arizona. UNS Electric is a regulated public utility, which generates, transmits, and distributes electricity to approximately 93,000 retail customers in Mohave and Santa Cruz counties.
UED currently has no significant assets.
Millennium’s investments in unregulated businesses represent less than 1% of UNS Energy’s assets as of March 31, 2013.
References to “we” and “our” are to UNS Energy and its subsidiaries, collectively.

OUTLOOK AND STRATEGIES
Our financial prospects and outlook are affected by many factors including: the outcome of TEP's pending rate proceeding before the ACC; national, regional, and local economic conditions; volatility in the financial markets; environmental laws and regulations; and other regulatory factors. Our plans and strategies include the following:

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

•
Developing strategic responses to new environmental regulations and potential new legislation, including potential limits on greenhouse gas emissions. We are evaluating TEP's existing mix of generation resources and defining steps to achieve environmental objectives that protect the financial stability of our utility businesses.

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

•
Expanding TEP's and UNS Electric's portfolio of renewable energy resources and programs to meet Arizona's Renewable Energy Standard (RES) while creating ownership opportunities for renewable energy projects that benefit customers, shareholders, and the communities we serve.

•	Developing strategic responses to Arizona's Energy Efficiency Standards that protect the financial stability of our utility businesses and provide benefits to our customers.
RESULTS OF OPERATIONS
Contribution by Business Segment
The table below shows the contributions to our consolidated after-tax earnings by business segment:

	Three Months Ended March 31,
	2013	2012
	Millions of Dollars
TEP	$1	$(1)
UNS Gas	8	5
UNS Electric	2	3
Other Non-Reportable Segments and Adjustments (1)	—	(1)
Consolidated Net Income	$11	$6

(1)	Includes: UNS Energy parent company expenses; Millennium; UED; and intercompany eliminations.
Executive Overview
First Quarter of 2013 Compared with the First Quarter of 2012
TEP
TEP reported net income of $1 million in the first quarter of 2013 compared with a net loss of $1 million in the first quarter of 2012. The increase in net income in the first quarter of 2013 is attributable to: a $5 million increase in retail margin revenues related to cold weather that contributed to a 4.0% increase in retail sales volumes; partially offset by a $1 million increase in depreciation and amortization expense related to an increase in net utility plant in service; and a $1 million increase in taxes other than income taxes due in part to an increase in property taxes. See Tucson Electric Power Company, Results of Operations, for more information.

UNS Gas
UNS Gas reported net income of $8 million in the first quarter of 2013 compared with net income of $5 million in the first quarter of 2012. The increase in net income is due primarily to: a $3 million increase retail margin revenues related to cold weather that contributed to a 12.2% increase in retail therm sales; and a non-fuel base rate increase that was effective in May 2012. See UNS Gas, Results of Operations, for more information.

UNS Electric
UNS Electric reported net income of $2 million in the first quarter of 2013 compared with net income of $3 million in the first quarter of 2012. The decrease in net income was due in part to increases in depreciation expense and taxes other than income taxes. See UNS Electric, Results of Operations, for more information.
Other Non-Reportable Segments
The results reported for Other Non-Reportable Segments include UNS Energy parent company expenses, Millennium, UED, and intercompany eliminations. See Other Non-Reportable Segments, Results of Operations, for more information.

Operations and Maintenance Expense
The table below summarizes the items included in UNS Energy’s Operations and Maintenance (O&M) expense:

	Three Months Ended March 31,
	2013	2012
	Millions of Dollars
UNS Energy Base O&M (Non-GAAP)(1)	$69	$69
Reimbursed Expenses Related to Springerville Units 3 and 4	14	13
Expenses Related to Customer-Funded Renewable Energy and Demand Side Management (DSM) Programs(2)	7	12
Total UNS Energy O&M (GAAP)	$90	$94

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
The table below provides a summary of the liquidity position of UNS Energy and each of its segments:

Balances as of April 17, 2013	Cash and Cash Equivalents	Borrowings under Revolving Credit Facility(1)	Amount Available under Revolving Credit Facility
	Millions of Dollars
UNS Energy Stand-Alone	$1	$51	$74
TEP	33	21	179
UNS Gas(2)	37	—	70
UNS Electric(2)	13	5	65
Other(3)	3	N/A	N/A
Total	$87

(1)	Includes Letters of Credit (LOCs) issued under revolving credit facilities.

(2)	Either UNS Gas or UNS Electric may borrow up to a maximum of $70 million; the total combined amount borrowed by both companies cannot exceed $100 million.

(3)	Includes cash and cash equivalents at Millennium and UED.

Dividends from Subsidiaries
UNS Energy received $10 million in dividends from UNS Gas in the first three months of 2013 and 2012.
Short-term Investments
UNS Energy’s short-term investment policy governs the investment of excess cash balances. We regularly review and update this policy in response to market conditions. As of March 31, 2013, UNS Energy’s short-term investments included highly-rated and liquid money market funds and certificates of deposit.
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

UNS Energy Consolidated Cash Flows

	Three months ended March 31,
	2013	2012
	Millions of Dollars
Operating Activities	$81	$47
Investing Activities	(75)	(55)
Financing Activities	(67)	7
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
Operating Activities
In the first three months of 2013, net cash flows from operating activities were $34 million higher than they were in the same period last year. The following items affected the year-over-year change in operating cash flows: an increase in cash receipts from retail and wholesale energy sales (net of fuel and purchased energy costs) due in part to cold winter weather that led to an increase in retail energy sales; a decrease in operations and maintenance costs due in part to fewer scheduled plant maintenance outages and lower customer rebates made under DSM programs; and lower interest paid on debt and capital lease obligations due to a decline in the balance of capital lease obligations.
Investing Activities
Net cash flows used for investing activities increased by $20 million in the first three months of 2013 compared with the same period last year due in part to lower proceeds from investments in Springerville lease debt and an increase in capital expenditures.
Capital Expenditures

	Actual Year-to-Date	Full Year Estimate
	March 31, 2013	2013
	Millions of Dollars
TEP	$62	$287
UNS Gas	4	14
UNS Electric	15	40
UNS Energy Consolidated	$81	$341

Financing Activities
Net cash flows from financing activities were $74 million lower in the first three months of 2013 compared with the same period last year due to: an increase in scheduled capital lease payments; an increase in dividends paid on common stock; and a decrease in proceeds from borrowings (net of repayments) under revolving credit facilities.

UNS Credit Agreement
The UNS Credit Agreement, which expires in November 2016, consists of a $125 million revolving credit and LOC facility. As of March 31, 2013, there was $51 million outstanding at a weighted-average interest rate of 1.95%. The UNS Credit Agreement restricts additional indebtedness, liens, mergers, and sales of assets. The UNS Credit Agreement also requires UNS Energy to meet a minimum cash flow to debt service coverage ratio determined on a UNS Energy stand-alone basis. Additionally, UNS Energy cannot exceed a maximum leverage ratio determined on a consolidated basis. Under the terms of the UNS Credit Agreement, UNS Energy may pay dividends so long as it maintains compliance with the agreement. UNS Energy’s obligations under the agreement are secured by a pledge of the common stock of Millennium, UES, and UED.
As of March 31, 2013, we were in compliance with the terms of the UNS Credit Agreement.
Convertible Senior Notes
In March 2005, UNS Energy issued $150 million of 4.50% Convertible Senior Notes due in 2035. Between December 2011 and May 2012, holders of approximately $147 million of the Convertible Senior Notes outstanding converted their interests into approximately 4.3 million shares of Common Stock. The remaining $3 million of outstanding Convertible Senior Notes were redeemed at par for cash.
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
Contractual Obligations
There are no changes in our contractual obligations or other commercial commitments from those reported in our 2012 Annual Report on Form 10-K, other than the following changes in 2013:

•	Fuel Obligations - We entered into new forward fuel commitments with minimum payment obligations of $1 million in 2014 and $2 million in 2015.

•	Purchase Power Obligations - We entered into new forward purchase power commitments with minimum payment obligations of $3 million in 2014.

•
RES Performance-based Incentives - We entered into new purchase agreements to purchase the environmental attributes, or Renewable Energy Credits (RECs), from retail customers with solar installations. Payments for these RECs are termed Performance-Based Incentives (PBIs) and are paid in contractually agreed-upon intervals, usually quarterly, based on metered renewable energy production over periods ranging from 9 to 20 years. Our total obligation related to RES PBI payments over future periods increased by $5 million from $68 million on December 31, 2012, to $73 million on March 31, 2013. PBIs are recoverable through the RES tariff. See Note 6.

•
In March 2013, $91 million of unsecured tax-exempt industrial development bonds were issued on behalf of TEP. The bonds bear interest at a rate of 4.0% and are due in September 2029. Proceeds were used to redeem $91 million of 2008 Pima Bonds bearing interest at a rate of 6.375% with the same maturity date. As a result, our interest obligations decreased by about $2 million per year. See Note 4.

•
In the first quarter 2013, we reduced unrecognized tax benefits by $28 million based on a favorable ruling from the Internal Revenue Service allowing us to deduct, rather than defer and amortize, up-front incentive payments to customers who install renewable energy resources. See Note 5.

Dividends on Common Stock
The following table shows the dividends declared to UNS Energy shareholders for 2013:

Declaration Date	Record Date	Payment Date	Dividend Amount Per Share of Common Stock
February 25, 2013	March 13, 2013	March 25, 2013	$0.435

Income Tax Position
The 2010 Federal Tax Relief Act and the American Taxpayer Relief Act of 2012 include provisions that make qualified property placed in service during 2012 and 2013 eligible for 50% bonus depreciation for tax purposes. In addition, the IRS issued new guidance related to the treatment of expenditures to maintain, replace, or improve property. These provisions are an acceleration of tax benefits UNS Energy and TEP otherwise would have received over 20 years. As a result of these provisions, UNS Energy and TEP do not expect to pay any federal or state income taxes through 2015.

TUCSON ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS
TEP’s financial condition and results of operations are the principal factors affecting the financial condition and results of operations of UNS Energy. The following discussion relates to TEP, unless otherwise noted.
First quarter of 2013 compared with the first quarter of 2012

TEP reported net income of $1 million in the first quarter of 2013 compared with a net loss of $1 million in the first quarter of 2012. The following factors affected TEP’s results in the first quarter of 2013:

•	a $5 million increase in retail margin revenues. A 29.0% increase in Heating Degree Days compared with the first quarter of 2012 contributed to a 4.0% increase in retail kilowatt-hour (kWh) sales; and

•	a $2 million decrease in interest expense due to a decline in the balance of capital lease obligations;

partially offset by

•	a $1 million increase in depreciation and amortization expense as a result of an increase in net plant-in-service; and

•	a $1 million increase in taxes other than income taxes due in part to an increase in property tax rates and higher asset balances.

Utility Sales and Revenues
Changes in the number of customers, weather, economic conditions, and other factors affect retail sales of electricity. The table below provides a summary of TEP’s retail kWh sales, revenues, and weather data during the first quarters of 2013 and 2012:

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent(1)
Energy Sales, kWh (in Millions):
Electric Retail Sales:
Residential	793	730	63	8.6%
Commercial	403	396	7	1.8%
Industrial	473	469	4	1.0%
Mining	270	273	(3)	(1.2)%
Public Authorities	56	50	6	13.0%
Total Electric Retail Sales	1,995	1,918	77	4.0%
Retail Margin Revenues (in Millions):
Residential	$50	$46	$4	8.2%
Commercial	32	31	1	2.0%
Industrial	19	20	(1)	(1.0)%
Mining	6	6	—	—%
Public Authorities	3	2	1	12.0%
Total Retail Margin Revenues (Non-GAAP)(2)	110	105	5	4.3%
Fuel and Purchased Power Revenues	64	49	15	31.0%
RES & DSM Revenues	11	12	(1)	(9.3)%
Total Retail Revenues (GAAP)	$185	$166	$19	11.2%
Average Retail Margin Rate (Cents / kWh):
Residential	6.29	6.31	(0.02)	(0.3)%
Commercial	7.77	7.76	0.01	0.1%
Industrial	4.10	4.18	(0.08)	(1.9)%
Mining	2.41	2.38	0.03	1.3%
Public Authorities	4.94	4.98	(0.04)	(0.8)%
Average Retail Margin Revenue	5.51	5.50	0.01	0.2%
Average Fuel and Purchased Power Revenue	3.22	2.56	0.66	25.8%
Average RES & DSM Revenue	0.54	0.62	(0.08)	(12.9)%
Total Average Retail Revenue	9.27	8.68	0.59	6.8%

Weather Data:
Heating Degree Days
Three Months Ended March 31,	953	739	214	29.0%
10-Year Average	821	795	NM	NM
Wholesale Energy Market Indicators:
Power Prices ($ / MWh) (3)	$32.00	$24.96	$7.04	28.2%
Natural Gas Prices ($ / MMBtu) (4)	3.41	2.39	1.02	42.7%

(1)	Percent change is calculated on un-rounded data and may not correspond exactly to data shown in table.

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

(3)	On Peak market price of energy is based on the Dow Jones Palo Verde Index.

(4)	Average market price for natural gas is based on the Permian Index.

Residential

Residential kWh sales were 8.6% higher in the first quarter of 2013 than they were during the same period last year, leading to an increase in residential margin revenues of 8.2%, or $4 million. Residential use per customer increased by 7.8% due primarily to a 29.0% increase in Heating Degree Days compared with the same period last year. The average number of residential customers grew by 0.6% in the first quarter of 2013 compared with the same period last year.
Commercial
Commercial kWh sales increased by 1.8% compared with the first quarter of 2012, leading to an increase in commercial margin revenues of 2.0%, or $1 million. Commercial use per customer increased by 1.8% due in part to a 29.0% increase in Heating Degree Days compared with the same period last year. The average number of commercial customers was the same in the first quarter of 2013 when compared with the same period last year.
Industrial
Industrial kWh sales increased by 1.0% compared with the first quarter of 2012, while industrial margin revenues decreased by 1.0% when compared with the same period in 2012. The decline in industrial retail margins resulted from a change in usage patterns by certain industrial customers that reduced their demand charges paid to TEP.
Mining
Mining kWh sales decreased by 1.2% compared with the first quarter of 2012 due in part to a temporary decrease in production by one of TEP's customers. See Factors Affecting Results of Operations, Sales to Mining Customers, below.
Wholesale Sales and Transmission Revenues

	Three Months Ended March 31,
	2013	2012
	Millions of Dollars
Long-Term Wholesale Revenues:
Long-Term Wholesale Margin Revenues (Non-GAAP)(1)	$2	$2
Fuel and Purchased Power Expense Allocated to Long- Term Wholesale Revenues	6	5
Total Long-Term Wholesale Revenues	8	7
Transmission Revenues	4	4
Short-Term Wholesale Revenues	22	19
Electric Wholesale Sales (GAAP)	$34	$30

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

Long-Term Wholesale Margin Revenues in the first quarter of 2013 were the same when compared with the first quarter of 2012. See Factors Affecting Results of Operations, Long-Term Wholesale Sales, Salt River Project, below, for more information.
Short-Term Wholesale Revenues
All revenues from short-term wholesale sales and 10% of the profits from wholesale trading activity are credited against the fuel and purchased power costs eligible for recovery in the Purchased Power and Fuel Adjustment Clause (PPFAC).

Other Revenues

	Three Months Ended March 31,
	2013	2012
	Millions of Dollars
Revenue related to Springerville Units 3 and 4(1)	$21	$21
Other Revenue	7	7
Total Other Revenue	$28	$28
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
Operating Expenses
Fuel and Purchased Power Expense
TEP’s fuel and purchased power expense and energy resources for the first quarters of 2013 and 2012 are detailed below:

	Generation and Purchased Power		Fuel and Purchased Power Expense
	Three Months Ended March 31,
	2013	2012	2013	2012
	Millions of kWh		Millions of Dollars
Coal-Fired Generation	2,471	2,337	$71	$57
Gas-Fired Generation	186	290	8	11
Renewable Generation	16	15	—	—
Reimbursed Fuel Expense for Springerville Units 3 and 4	—	—	2	2
Total Fuel	2,673	2,642	81	70
Total Purchased Power	428	446	19	14
Transmission	—	—	1	1
Decrease to Reflect PPFAC Recovery Treatment	—	—	(3)	(8)
Total Resources	3,101	3,088	$98	$77
Less Line Losses and Company Use	(175)	(194)
Total Energy Sold	2,926	2,894
Generation
Total generating output increased during the first quarter of 2013 compared with the same period last year due to higher retail kWh sales. Coal-fired generation increased by 5.7% in the first quarter due in part to the use of coal to fuel Sundt Generating Station (Sundt) Unit 4 instead of natural gas.

Purchased Power
Purchased power volumes decreased in the first quarter of 2013 compared with the same period last year due in part to higher output from TEP's generating facilities.

The table below summarizes TEP’s average cost per kWh generated or purchased:

	Three Months Ended March 31,
	2013	2012
	cents per kWh
Coal	2.87	2.45
Gas	4.36	3.70
Purchased Power	4.42	3.05
All Sources	3.44	2.92
O&M
The table below summarizes the items included in TEP’s O&M expense.

	Three Months Ended March 31,
	2013	2012
	Millions of Dollars
Base O&M (Non-GAAP)(1)	$60	$60
O&M Recorded in Other Expense	(2)	(1)
Reimbursed Expenses Related to Springerville Units 3 and 4	14	13
Expenses Related to Customer Funded Renewable Energy and DSM Programs(2)	6	10
Total O&M (GAAP)	$78	$82

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
FACTORS AFFECTING RESULTS OF OPERATIONS

2012 TEP Rate Case

In February 2013, TEP, ACC Staff, and other parties to TEP's pending rate case proceeding entered into a settlement agreement (2013 Settlement Agreement). The 2013 Settlement Agreement requires the approval of the ACC before new rates can become effective.

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

The 2013 Settlement Agreement also includes cost adjustment mechanisms, an energy efficiency resource plan and modifications to TEP's PPFAC, which are described below.

Lost Fixed Cost Recovery Mechanism
A Lost Fixed Cost Recovery mechanism (LFCR) would allow TEP to recover certain non-fuel costs that would otherwise go unrecovered due to lost kWh sales attributed to compliance with the ACC's Electric EE Standards and distributed generation requirements under the RES. The LFCR rate would be adjusted annually and be subject to ACC approval and a year-over-year cap of 1% of TEP's total retail revenues.

Environmental Compliance Adjustor
An Environmental Compliance Adjustor (ECA) mechanism would allow TEP to recover the costs of complying with environmental standards required by federal or other governmental agencies between rate cases. The ECA would be adjusted annually to recover environmental compliance costs, subject to a cap equal to 0.25% of TEP's total retail revenues.

Energy Efficiency Resource Plan
The Energy Efficiency Resource Plan (EERP) would allow TEP to invest in cost-effective energy efficiency programs approved by the ACC. Investments under the EERP would be considered regulatory assets and amortized over five-years. If certain thresholds are met as established in the EE implementation plans and approved by the ACC, TEP would recover its costs associated with the EERP, including a return on and a return of its investments, through TEP's existing demand-side management surcharge.

Purchased Power and Fuel Adjustment Clause
A new PPFAC rate, which includes a one-time reduction of approximately $3 million related to sulfur credits and a $9.7 million deferral of certain costs, will be effective at the same time new Base Rates are approved by the ACC. TEP's existing PPFAC mechanism will continue with certain modifications, including the recovery of the following costs and/or credits: lime costs; sulfur credits; broker fees; and 100% of the proceeds from the sale of SO2 allowances.

Procedural Schedule
Hearings before the ACC administrative law judge assigned to TEP's rate case concluded in March 2013. The judge is expected to issue a recommended opinion and order during the second quarter of 2013. That recommendation is then subject to approval by the ACC.

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
Purchased Power and Fuel Adjustment Clause

In March 2012, the ACC approved a PPFAC rate of 0.77 cents per kWh effective April 2012 to recover $77 million of under-collected fuel and purchased power costs. At March 31, 2013, TEP had under-collected fuel and purchased power costs on a billed-to-customer basis of $18 million.

The 2013 Settlement Agreement includes certain modifications to TEP's PPFAC. In February 2013, TEP filed a request with the ACC to defer the effective date of resetting the PPFAC until the effective date of new rates in TEP's pending rate case.  This request is consistent with a provision of the 2013 Settlement Agreement.  TEP cannot predict if or when the ACC will respond to its request. See 2012 TEP Rate Case, Purchase Power and Fuel Adjustment Clause, above, for more information.
Springerville Units 3 and 4

TEP operates and receives annual benefits in the form of rental payments and other fees and cost savings from operating Springerville Unit 3 on behalf of Tri-State and Unit 4 on behalf of SRP.

The table below summarizes the income statement line items in which TEP records revenues and expenses related to Springerville Units 3 and 4:

	Three Months Ended March 31,
	2013	2012
	Millions of Dollars
Other Revenues	$21	$21
Fuel Expense	(2)	(2)
O&M Expense	(14)	(13)
Total Pre-Tax Income	$5	$6

Pension and Retiree Benefit Expense
The table below summarizes TEP’s pension and other retiree benefit expenses charged to O&M in 2013 and 2012. See Note 7.

	Three Months Ended March 31,
	2013	2012
	Millions of Dollars
Pension Expense Charged to O&M	$3	$3
Retiree Benefit Expense Charged to O&M	1	1
Total	$4	$4
Long-Term Wholesale Sales
TEP’s two primary long-term wholesale contracts are with SRP and the Navajo Tribal Utility Authority (NTUA).
Salt River Project
From January 1, 2012, through the end of the contract in May 2016, SRP is required to purchase 500,000 MWh of on-peak energy per year. TEP does not receive a demand charge and the price of energy is based on a discount to the price of on-peak power on the Dow Jones Palo Verde Market Index.
Navajo Tribal Utility Authority
TEP serves the portion of NTUA’s load that is not served from NTUA’s allocation of federal hydroelectric power. Over the last three years, sales to NTUA averaged 225,000 MWh. The power sold to NTUA is at a fixed price except for 50% of the MWh sales from June to September, which are based on the Dow Jones Palo Verde Market Index. Similar to 2012, we expect approximately 13% of the total energy sold to NTUA in 2013 will be priced based on the Dow Jones Palo Verde Market Index. The NTUA contract expires in December 2015.
Long-Term Wholesale Margin and Sensitivity
TEP’s margin on long-term wholesale sales was $2 million during the first three months of 2013 and 2012.
As of April 17, 2013, the average forward price of on-peak power on the Dow Jones Palo Verde Market Index for the remainder of calendar year 2013 was $40 per MWh; the average price of on-peak power during the first quarter of 2013 was $32 per MWh. A change of $5 per MWh in the on-peak market price of power on the Dow Jones Palo Verde Market Index for the balance of the year would change 2013 pre-tax income related to the SRP contract by approximately $2 million.
Electric Energy Efficiency Standards

In August 2010, the ACC approved new Electric Energy Efficiency Standards (Electric EE Standards) designed to require TEP, UNS Electric, and other affected electric utilities to implement cost-effective programs to reduce customers' energy consumption. In 2013, the Electric EE Standards target total kWh savings of 5% of 2012 retail kWh sales; in 2014, the Electric EE Standards target total kWh savings of 7.25% of 2013 retail kWh sales. The Electric EE Standards increase annually thereafter up to a targeted cumulative annual reduction in retail kWh sales of 22% by 2020.

New and existing DSM programs, direct load control programs, and energy efficient building codes are acceptable means to meet the Electric EE Standards as set forth by the ACC. The Electric EE Standards provide for the recovery of costs incurred to implement DSM programs. TEP's programs, and the rates charged to customers for such programs, are subject to annual review and approval by the ACC.

A proposed settlement agreement in TEP's pending rate case proceeding includes a new mechanism for recovery of costs incurred to implement DSM programs. See 2012 TEP Rate Case, Energy Efficiency Resource Plan, above.
Decoupling

In 2010, the ACC issued a policy statement recognizing the need to adopt rate decoupling or another mechanism to make Arizona's Electric EE Standards viable. A decoupling mechanism is designed to encourage energy conservation by restructuring utility rates to separate the recovery of fixed costs from the level of energy consumed. The policy statement allows affected utilities to file rate decoupling proposals in their next general rate case. A proposed settlement agreement in TEP's pending rate case proceeding includes a partial decoupling mechanism. See 2012 TEP Rate Case, Lost Fixed Cost Recovery Mechanism, above.
Renewable Energy Standard and Tariff

In January 2013, the ACC approved TEP's 2013 RES implementation plan. Under the plan, TEP expects to collect approximately $36 million from retail customers during 2013. The plan includes an investment of $28 million in 2013 for company-owned solar projects, of which $8 million was previously approved by the ACC, as well as the continuation of the funding mechanism for company-owned solar projects. In accordance with the funding mechanism approved by the ACC, TEP could earn approximately $4 million pre-tax in 2013 on solar investments made in 2010, 2011, and 2012. TEP expects to meet the 2013 renewable energy target of 4.0% of retail kWh sales.
Competition

New technological developments and the implementation of Electric EE Standards may reduce energy consumption by TEP's retail customers. TEP's customers also have the ability to install renewable energy technologies and conventional generation units that could reduce their reliance on TEP's services. In the wholesale market, TEP competes with other utilities, power marketers, and independent power producers in the sale of electric capacity and energy.
Retail Electric Competition Rules

In 1999, the ACC approved the Rules that provided a framework for the introduction of retail electric competition in Arizona.  Certain portions of the ACC Rules that enabled Electric Service Providers (ESPs) to compete in the retail market were invalidated by an Arizona Court of Appeals decision in 2004.   In 2008, the ACC opened an administrative proceeding to address the Rules but has since taken no action.  During 2012, a small number of companies filed applications for a Certificate of Convenience and Necessity (CC&N) with the ACC to provide competitive retail electric services in TEP's service territory as an ESP.  Unless and until the ACC clarifies the Rules and/or grants a CC&N to an ESP, it is not possible for TEP's retail customers to use an alternative ESP.  We cannot predict what changes, if any, the ACC will make to the Rules or if the ACC will grant a CC&N to an ESP.

Sales to Mining Customers

Copper prices have triggered an increase in mining activity at the copper mines operating in TEP's service area. TEP's mining customers have indicated they are taking initial steps to increase production either through expansion of their current mining operations or by the re-opening of non-operational mine sites. If efforts to increase production are successful, TEP's mining load could increase by up to 100 MW over the next several years. The market price for copper and the ability to obtain necessary permits could affect the mining industry's expansion plans.

In addition to the mining customers that TEP currently serves, Augusta Resources Corporation filed a plan of operations with the United States Forest Service in 2007 for the proposed Rosemont Copper Mine near Tucson, Arizona.  The Rosemont Copper Mine requires electric service from TEP via a 138 kilo-volt (kV) transmission line for the construction and ongoing operation of the mine. A certificate of environmental compatibility (CEC) from the state line siting committee was approved in 2011 for the 138 kV transmission line. In 2012, the ACC finalized the CEC. If the Rosemont Copper Mine were to reach full production, it would be expected to become TEP's largest retail customer, with TEP serving approximately 90 MW of the mine's total estimated load of approximately 100 MW.

TEP cannot predict if or when existing mines will expand operations or new or re-opened mines will commence operations.

Interest Rates
TEP is exposed to interest rate risk resulting from changes in interest rates on certain of its variable rate debt obligations, as well as borrowings under its revolving credit facility. As a result, TEP may be required to pay significantly higher rates of interest on outstanding variable rate debt and borrowings under its revolving credit facility. At March 31, 2013, TEP had $215 million in tax-exempt variable rate debt outstanding. The interest rates on TEP’s tax-exempt variable rate debt are reset weekly by its remarketing agents. The maximum interest payable under the indentures for the bonds is 10% on $37 million of bonds and 20% on the other $178 million. During the first three months of 2013, the average rates paid ranged from 0.08% to 0.15%. At April 17, 2013, the average rate on the debt was 0.23%.
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

LIQUIDITY AND CAPITAL RESOURCES
TEP Cash Flows
The tables below show the cash flow realized by TEP after capital expenditures and payments on capital lease obligations:

	Three Months Ended March 31,
	2013	2012
	Millions of Dollars
Net Cash Flows – Operating Activities (GAAP)	$59	$22
Amounts from Statements of Cash Flows:
Less: Capital Expenditures	(62)	(67)
Net Cash Flows after Capital Expenditures (Non-GAAP)(1)	(3)	(45)
Amounts From Statements of Cash Flows:
Less: Retirement of Capital Lease Obligations	(81)	(74)
Plus: Proceeds from Investment in Lease Debt	9	19
Net Cash Flows after Capital Expenditures and Required Payments on Capital Lease Obligations (Non-GAAP)(1)	$(75)	$(100)

	Three Months Ended March 31,
	2013	2012
	Millions of Dollars
Net Cash Flows – Operating Activities (GAAP)	$59	$22
Net Cash Flows – Investing Activities (GAAP)	(55)	(43)
Net Cash Flows – Financing Activities (GAAP)	(62)	13
Net Cash Flows after Capital Expenditures (Non-GAAP)(1)	(3)	(45)
Net Cash Flows after Capital Expenditures and Required Payments on Capital Lease Obligations (Non-GAAP)(1)	(75)	(100)

(1)
Net Cash Flows after Capital Expenditures and Net Cash Flows after Capital Expenditures and Required Payments on Capital Lease Obligations, both non-GAAP measures of liquidity, should not be considered as alternatives to Net Cash Flows—Operating Activities, which is determined in accordance with GAAP. We believe that Net Cash Flows after Capital Expenditures and Net Cash Flows after Capital Expenditures and Required Payments on Capital Lease Obligations provide useful information to investors as measures of TEP’s ability to fund capital requirements, make required payments on capital lease obligations, and pay dividends to UNS Energy before consideration of financing activities.
Liquidity Outlook
During 2013, TEP expects to generate sufficient operating cash flows to fund the majority of its capital expenditures. Cash flows may vary during the year, with cash flow from operations typically the lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load. As a result of the varied seasonal cash flow, TEP will use, as needed, its revolving credit facility to assist in funding its business activities.
Operating Activities
In the first three months of 2013, net cash flows from operating activities were $37 million higher than in the first three months of 2012 due primarily to:

•
a $19 million increase in cash receipts from retail and wholesale energy sales (net of fuel and purchased energy costs) due in part to cold winter weather that led to an increase in retail sales volumes compared with the first three months of 2012;

•	a $16 million decrease in O&M costs and wages paid, due in part to fewer scheduled generating plant outages and lower customer rebates under DSM programs; and

•	a $3 million decrease in capital lease interest paid due to a decline in capital lease obligation balances.
Investing Activities
Net cash flows used for investing activities increased by $12 million in the first three months of 2013 compared with the same period last year due primarily to lower proceeds from the return of investment in Springerville lease debt.
TEP’s capital expenditures were $62 million in the first three months of 2013 compared with $67 million in the same period last year. TEP’s estimated capital expenditures for 2013 are $287 million.
Financing Activities
In the first three months of 2013, net cash from financing activities was $75 million lower than in the same period in 2012 due to a $75 million decrease in borrowings (net of repayments) made under TEP’s Revolving Credit Facility.
TEP Credit Agreement
The TEP Credit Agreement consists of a $200 million revolving credit and revolving letter of credit facility and a $186 million letter of credit facility to support tax-exempt bonds. The TEP Credit Agreement expires in November 2016 and is secured by $386 million of Mortgage Bonds. As of March 31, 2013, there was $20 million of outstanding borrowings and $1 million of LOCs issued under the TEP Revolving Credit Facility.
The TEP Credit Agreement contains restrictions on liens, mergers, and sale of assets. The TEP Credit Agreement also requires TEP not to exceed a maximum leverage ratio. If TEP complies with the terms of the TEP Credit Agreement, TEP may pay dividends to UNS Energy. As of March 31, 2013, TEP was in compliance with the terms of the TEP Credit Agreement.
2010 TEP Reimbursement Agreement
In December 2010, TEP entered into a four-year $37 million reimbursement agreement (2010 TEP Reimbursement Agreement). A $37 million LOC was issued pursuant to the 2010 TEP Reimbursement Agreement. The LOC supports $37 million aggregate principal amount of variable rate tax-exempt pollution control bonds that were issued on behalf of TEP in December 2010.
The 2010 TEP Reimbursement Agreement contains substantially the same restrictive covenants as the TEP Credit Agreement described above. As of March 31, 2013, TEP was in compliance with the terms of the 2010 TEP Reimbursement Agreement.

2013 Bond Issuances and Redemptions
In March 2013, approximately $91 million of unsecured tax-exempt industrial development bonds were issued on behalf of TEP. The bonds bear interest at a fixed rate of 4.0%, mature in September 2029 and may be redeemed at par on or after March 1, 2023. In April 2013, the proceeds of the bond issuance were used to redeem approximately $91 million of unsecured tax-exempt bonds with an interest rate of 6.375% and a maturity date of September 2029. See Note 4.

Capital Lease Obligations
As of March 31, 2013, TEP had $275 million of total capital lease obligations on its balance sheet. The table below provides a summary of the outstanding lease obligations:

	Capital Lease Obligation Balance As Of
Capital Leases	March 31, 2013	Expiration	Renewal/Purchase Option
	Millions of Dollars
Springerville Unit 1(1)	$133	2015	Fair market value purchase option of $159 million(2)
Springerville Coal Handling Facilities Lease	43	2015	Fixed price purchase option of $120 million(3)
Springerville Common Facilities(4)	99	2017 and 2021	Fixed price purchase option of $106 million(3)
Total Capital Lease Obligations	$275

(1)	The Springerville Unit 1 Leases cover both Unit 1 and an undivided one-half interest in certain Springerville Common Facilities.

(2)	As determined in December 2011 in an appraisal procedure undertaken pursuant to the Springerville Unit 1 lease agreements. See Part II, Item 1.—Legal Proceedings.

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

TEP's capital lease obligation balances decline over time due to the normal capital lease payments made by TEP. See Note 6 for more information about the fixed purchase price amounts.

Income Tax Position
See UNS Energy Consolidated, Liquidity and Capital Resources, Income Tax Position, above.
Contractual Obligations
There have been no changes in TEP’s contractual obligations or other commercial commitments from those reported in our 2012 Annual Report on Form 10-K, other than the following changes in 2013:

•
TEP entered into new forward purchase power commitments that will settle through December 2014. Some of these contracts are at fixed prices per MWh and others are indexed to natural gas prices. Based on projected market prices as of March 31, 2013, TEP's estimated minimum payment obligations for these additional purchases are $2 million in 2014.

•
TEP is contractually obligated to retail customers with solar installations to make RES PBI payments for environmental attributes, or RECs. In the first quarter of 2013, TEP's total obligation for RES PBIs increased by $4 million dollars from $62 million on December 31, 2012, to $66 million on March 31, 2013. TEP will make required payments over periods ranging from 9 to 20 years based on metered renewable energy production. PBIs are recoverable through the RES tariff. See Note 6.

•
In March 2013, $91 million of unsecured tax-exempt industrial development bonds were issued on behalf of TEP. The bonds bear interest at a rate of 4.0% and are due in September 2029. Proceeds were used to redeem $91 million of 2008 Pima Bonds bearing interest at a rate of 6.375% with the same maturity date. As a result, TEP's interest obligations decreased by about $2 million per year. See Note 4.

•
In the first quarter of 2013, TEP reduced unrecognized tax benefits by $22 million based on a favorable ruling from the Internal Revenue Service allowing us to deduct, rather than defer and amortize, up-front incentive payments to customers who install renewable energy resources. See Note 5.

Dividends on Common Stock

TEP can pay dividends if it maintains compliance with the TEP Credit Agreement, the 2010 TEP Reimbursement Agreement, and certain financial covenants. As of March 31, 2013, TEP was in compliance with the terms of the TEP Credit Agreement and the 2010 TEP Reimbursement Agreement.

The Federal Power Act states that dividends shall not be paid out of funds properly included in capital accounts. TEP has an accumulated deficit rather than positive retained earnings. Although the terms of the Federal Power Act are unclear, we believe that there is a reasonable basis for TEP to pay dividends from current year earnings.

UNS GAS

RESULTS OF OPERATIONS
UNS Gas reported net income of $8 million in the first quarter of 2013 compared with net income of $5 million in the first quarter of 2012. The increase in net income is due primarily to: cold weather, which contributed to a 12.2% increase in retail therm sales; and a non-fuel base rate increase that was effective in May 2012.
The table below provides summary financial information for UNS Gas:

	Three Months Ended March 31,
	2013	2012
	Millions of Dollars
Gas Revenues	$51	$51
Other Revenues	1	2
Total Operating Revenues	52	53
Purchased Gas Expense	30	29
Increase (Decrease) to Reflect PGA Recovery Treatment	(1)	3
O&M	6	7
Depreciation and Amortization	2	2
Taxes Other Than Income Taxes	1	1
Total Other Operating Expenses	38	42
Operating Income	14	11
Interest Expense	2	2
Income Tax Expense	4	4
Net Income	$8	$5

The table below includes UNS Gas’ therm sales and margin revenues for the first quarters of 2013 and 2012:

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent(1)
Gas Retail Sales, Therms (in Millions):
Residential	35	31	4	13.4%
Commercial	11	10	1	8.8%
Industrial	1	1	—	19.1%
Public Authorities	3	3	—	10.2%
Total Gas Retail Sales	50	45	5	12.2%
Negotiated Sales Program (NSP)	7	7	—	(0.6)%
Total Gas Sales	57	52	5	10.5%
Retail Margin Revenues (in Millions):
Residential	$16	$14	$2	13.7%
Commercial	4	3	1	14.3%
Public Authorities	1	1	—	11.1%
Total Retail Margin Revenues (Non-GAAP)(2)	21	18	3	13.7%
Transport and NSP	4	4	—	16.2%
Retail Fuel Revenues	26	29	(3)	(8.1)%
Total Gas Revenues (GAAP)	$51	$51	$—	2.0%
Weather Data:
Heating Degree Days
Three Months Ended March 31,	2,188	2,013	175	8.7%
10-Year Average	2,096	2,103	NM	NM

(1)	Percent change calculated on un-rounded data and may not correspond exactly to data shown in table.

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

Retail therm sales during the first quarter of 2013 increased by 12.2% due in part to an 8.7% increase in Heating Degree Days. The increase in retail therm sales, as well as a Base Rate increase implemented in May 2012, contributed to an increase in retail margin revenues of 13.7%, or $3 million, compared with the first quarter of 2012.
UNS Gas supplies natural gas to some of its large transportation customers through an NSP. Approximately one half of the margin earned on these NSP sales is retained by UNS Gas, while the remainder benefits retail customers by reducing the gas commodity price through a credit to the PGA mechanism.
FACTORS AFFECTING RESULTS OF OPERATIONS
Competition
New technological developments and the implementation of the ACC’s Gas Energy Efficiency Standards (Gas EE Standards) may reduce energy consumption by UNS Gas’ retail customers. Customers of UNS Gas also have the ability to switch from gas to an alternate energy source that could reduce their reliance on services provided by UNS Gas.
Rates
2012 UNS Gas Rate Order
In April 2012, the ACC approved a Base Rate increase of $2.7 million as well as an LFCR mechanism to enable UNS Gas to recover lost fixed-cost revenues as a result of implementing the Gas EE Standards. The LFCR is expected to recover lost fixed-cost revenues of less than $0.1 million in 2013, based on estimated lost retail therm sales from May through December 2012.

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
In April 2012, the ACC approved the temporary PGA surcredit adjustment of 4.5 cents per therm which became effective on May 1, 2012, and will continue through April 2014 or until the bank balance reaches zero. The credit adjustment over this period is expected to return approximately $10 million of over-collected PGA costs to customers. At March 31, 2013, the PGA bank balance was over-collected by $13 million on a billed-to-customer basis.
Gas Energy Efficiency Standards

In 2010, the ACC approved Gas EE Standards which are designed to require UNS Gas and other affected utilities to implement cost-effective DSM programs. In 2012, the Gas EE Standards targeted total retail therm savings equal to 1.2% of 2011 sales; in 2013, the Gas EE Standards target total therm savings of 1.8% of 2012 retail therm sales. Targeted savings increase annually in subsequent years until they reach a cumulative annual reduction in retail therm sales of 6% by 2020. UNS Gas' programs, during 2011 and 2012, saved cumulative energy equal to approximately 0.35% of its 2011 retail therm sales.

New and existing DSM programs, renewable energy technology that displaces gas and certain energy efficient building codes are acceptable means to meet the Gas EE Standards. The Gas EE Standards provide for the recovery of costs incurred to implement DSM programs. UNS Gas' DSM programs and rates charged to retail customers for these programs are subject to ACC approval.

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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
UNS Gas expects operating cash flows to fund all of its construction expenditures during 2013. If natural gas prices rise and UNS Gas is not allowed to recover its projected gas costs or PGA bank balance on a timely basis, UNS Gas may require additional funding to meet operating and capital requirements in future periods. Sources of funding future capital expenditures could include existing cash balances, draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UNS Energy.

Cash Flows and Capital Expenditures
The table below provides summary cash flow information for UNS Gas:

	Three months ended March 31,
	2013	2012
	Millions of Dollars
Cash Provided By (Used In):
Operating Activities	$13	$15
Investing Activities	(4)	(3)
Financing Activities	(10)	(10)
Net Increase/(Decrease) in Cash	(1)	2
Beginning Cash	31	38
Ending Cash	$30	$40
UNS Gas' operating cash flows during the first three months of 2013 were $2 million lower than the same period last year due in part to higher amounts of gas purchased as a result of increased demand from a cold winter. Cash used for investing activities was higher by $1 million due to similar increase in capital expenditures compared with last year.
UNS Gas/UNS Electric Revolver
The UNS Gas/UNS Electric Revolver consists of a $100 million unsecured revolving credit and revolving letter of credit facility. Either company can borrow up to a maximum of $70 million as long as the combined amount borrowed does not exceed $100 million. The UNS Gas/UNS Electric Revolver expires November 2016.
UNS Gas is only liable for UNS Gas’ borrowings, and similarly, UNS Electric is only liable for UNS Electric’s borrowings under the UNS Gas/UNS Electric Revolver. As of March 31, 2013, UNS Gas had no outstanding borrowings or LOCs under the UNS Gas/UNS Electric Revolver.
The UNS Gas/UNS Electric Revolver restricts additional indebtedness, liens, and mergers. It also requires each borrower not to exceed a maximum leverage ratio. Each borrower may pay dividends so long as it maintains compliance with the agreement. As of March 31, 2013, UNS Gas and UNS Electric each were in compliance with the terms of the UNS Gas/UNS Electric Revolver.
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
Contractual Obligations
In 2013, UNS Gas entered into new forward energy commitments that settle through December 2015 at fixed prices per MMBtu. UNS Gas’ minimum payment obligations for these purchases are $1 million in 2014 and $2 million in 2015. There have been no other significant changes in UNS Gas’ contractual obligations or other commercial commitments from those reported in our 2012 Annual Report on Form 10-K.

Dividends on Common Stock
UNS Gas paid dividends to UNS Energy, through UES, of $10 million during the first three months of 2013 and 2012. UNS Gas’ ability to pay future dividends will depend on the cash needs for capital expenditures and various other factors.
The note purchase agreement for UNS Gas contains restrictions on dividends. UNS Gas may pay dividends so long as (i) no default or event of default exists, and (ii) it could incur additional debt under the debt incurrence test. As of March 31, 2013, UNS Gas was in compliance with the terms of its note purchase agreement.

UNS ELECTRIC
RESULTS OF OPERATIONS
UNS Electric reported net income of $2 million in the first quarter of 2013 compared with $3 million in the same period last year. Like TEP, UNS Electric’s operations are generally seasonal in nature, with peak energy demand occurring in the summer months. The table below provides summary financial information for UNS Electric:

	Three Months Ended March 31,
	2013	2012
	Millions of Dollars
Retail Electric Revenues	$36	$39
Wholesale Electric Revenues	1	4
Other Revenues	—	1
Total Operating Revenues	37	44
Purchased Energy Expense	17	18
Fuel Expense	1	1
Transmission Expense	3	2
Increase (Decrease) to Reflect PPFAC Recovery	(2)	2
O&M	7	8
Depreciation and Amortization Expense	5	5
Taxes Other Than Income Taxes	1	1
Total Other Operating Expenses	32	37
Operating Income	5	7
Interest Expense	1	2
Income Tax Expense	2	2
Net Income	$2	$3

The table below shows UNS Electric’s kWh sales and revenues for the first quarters of 2013 and 2012:

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent(1)
Electric Retail Sales, kWh (in Millions):
Residential	190	171	19	11.4%
Commercial	128	131	(3)	(2.6)%
Industrial	42	53	(11)	(20.5)%
Mining	13	28	(15)	(52.2)%
Public Authorities	1	—	1	29.1%
Total Electric Retail Sales	374	383	(9)	(2.4)%

Retail Margin Revenues (in Millions):
Residential	$7	$7	$—	10.6%
Commercial	6	6	—	(1.6)%
Industrial	2	2	—	(13.0)%
Mining	2	2	—	(17.6)%
Public Authorities	—	—	—	—
Total Retail Margin Revenues (Non-GAAP)(2)	17	17	—	—%
Fuel and Purchased Power Revenues	17	19	(2)	(10.4)%
RES & DSM Revenues	2	3	(1)	(39.3)%
Total Retail Revenues (GAAP)	$36	$39	$(3)	(7.9)%
Weather Data:
Heating Degree Days
Three Months Ended March 31,	1,160	1,015	145	14.3%
10-Year Average	1,102	1,114	NM	NM

(1)	Percent change calculated on un-rounded data and may not correspond exactly to data shown in table.

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

Total retail kWh sales in the first quarter of 2013 decreased by 2.4% compared with the same period last year. Sales volumes to mining customers decreased by 52.2% in the first quarter of 2013 due to one of UNS Electric’s mining customers generating a portion of its own electricity. Total Retail Margin Revenues in the first quarter of 2013 were similar to the level in the first quarter of 2012. See Factors Affecting Results of Operations, Mining Customer, below.
FACTORS AFFECTING RESULTS OF OPERATIONS

2012 UNS Electric Rate Case

In December 2012, UNS Electric filed a rate case application with the ACC as required by the ACC in UNS Electric's 2010 Rate Order.

The key provisions of UNS Electric's rate request include:

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

Lost Fixed Cost Recovery Mechanism

UNS Electric proposed a LFCR mechanism that would allow UNS Electric to recover non-fuel costs that would otherwise go unrecovered due to lost kWh sales attributed to compliance with the ACC's Electric EE Standards and distributed generation requirements under the ACC's RES. The LFCR is not a full decoupling mechanism and is not intended to recover lost fixed costs attributable to weather or economic conditions.

Transmission Cost Adjustment Mechanism

UNS Electric proposed a Transmission Cost Adjustment Mechanism (TCA) that would allow UNS Electric to recover, on a more timely basis, transmission costs associated with serving retail customers. UNS Electric's proposed retail Base Rates include a transmission cost reflective of the current FERC rate. As the FERC rate changes, the TCA will result in a corresponding adjustment to the transmission component of retail Base Rates.

Energy Efficiency Resource Plan

UNS Electric proposed a three-year pilot program that would allow it to invest in energy efficiency programs in order to meet the ACC's Electric EE Standards in the most cost-effective manner. Electric EE Standards investments would be considered regulatory assets and amortized over a four-year period. UNS Electric would earn a return on its investments and recover the return and amortization expense through the existing demand-side management surcharge.

UNS Electric requested new rates be effective no later than January 1, 2014. We cannot predict the outcome of this proceeding or whether UNS Electric's rate request will be adopted by the ACC in whole or in part.
Renewable Energy Standard and Tariff
As part of UNS Electric's rate order in 2010, the ACC authorized UNS Electric to recover operating costs, depreciation, property taxes, and a return on its investment in company-owned solar projects through RES funds until these costs are reflected in its Base Rates. Under these terms, UNS Electric expects to invest $5 million annually in 2013 and 2014 in solar photovoltaic projects.

In January 2013, the ACC approved UNS Electric's 2013 RES implementation plan. UNS Electric will collect approximately $7 million from customers during 2013, a portion of which is expected to provide recovery of operating costs and a return on investment to UNS Electric for company-owned solar projects.

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
Retail Electric Competition Rules
See Tucson Electric Power, Factors Affecting Results of Operations, Retail Electric Competition Rules, above.
Competition
New technological developments and the implementation of Electric EE Standards may reduce energy consumption by UNS Electric's retail customers. UNS Electric's customers also have the ability to install renewable energy technologies and conventional generation units that could reduce their reliance on UNS Electric's services.

Large Customers

One of UNS Electric's largest retail customers began generating a portion of its own electricity needs in 2011. Due to UNS Electric's retail rate structure and the customer's peak electric demand, the margin revenues from this customer in 2012 were near the same level as 2011. Another large retail customer shut down its operations in UNS Electric's service territory. As a result of these two events, we estimate UNS Electric's non-residential retail margin revenues will be approximately $4 million lower in 2013 than in 2012.
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook
UNS Electric expects operating cash flows to fund most of its construction expenditures during 2013. Additional sources of funding capital expenditures, if needed, could include draws on the UNS Gas/UNS Electric Revolver, additional credit lines, the issuance of long-term debt, or capital contributions from UNS Energy.
Cash Flows and Capital Expenditures
The table below provides summary cash flow information for UNS Electric:

	Three Months Ended March 31,
	2013	2012
	Millions of Dollars
Cash Provided By (Used In):
Operating Activities	$8	$13
Investing Activities	(16)	(9)
Financing Activities	7	—
Net Increase/(Decrease) in Cash	(1)	4
Beginning Cash	8	5
Ending Cash	$7	$9
Operating Activities
Cash provided by operating activities decreased by $5 million in the first three months of 2013 compared with the same period in 2012 due to: a $2 million decrease in cash receipts from electric sales (net of fuel and purchased energy costs paid); and a $3 million increase in income taxes paid (net of income tax refunds received) due primarily to true-up payments related to estimated income tax payments made in 2012.
Investing Activities
UNS Electric had capital expenditures of $15 million in the first three months of 2013 compared with $9 million in the same period in 2012. UNS Electric estimates total capital expenditures in 2013 of $40 million.
Financing Activities
Cash provided by financing activities at UNS Electric in the first three months of 2013 increased by $7 million when compared with the same period in 2012. Financing activities in 2013 included $5 million of borrowings under its revolving credit facility and a $2 million receipt related to a contribution in aid of construction from a large customer.

UNS Gas/UNS Electric Revolver
See UNS Gas, Liquidity and Capital Resources, UNS Gas/UNS Electric Revolver above for a description of UNS Electric’s unsecured revolving credit agreement.

UNS Electric expects to draw upon the UNS Gas/UNS Electric Revolver from time to time for seasonal working capital purposes, to fund a portion of its capital expenditures or to issue LOCs to provide credit enhancement for its energy procurement and hedging activities. As of March 31, 2013, UNS Electric had $5 million of outstanding borrowings and less than $1 million of LOCs issued under the UNS Gas/UNS Electric Revolver.

Contractual Obligations
In 2013, UNS Electric entered into new forward purchase power commitments that will settle through December 2014 at fixed prices per MWh. UNS Electric’s estimated minimum payment obligations for these purchases are $1 million in 2014.
Additionally, UNS Electric is contractually obligated to retail customers with solar installations to make RES PBI payments for environmental attributes, or RECs. In 2013, UNS Electric's total obligation for RES PBIs increased by approximately $1 million from $6 million on December 31, 2012, to $7 million on March 31, 2013. PBIs are recoverable through the RES tariff. See Note 6.
There have been no other significant changes in UNS Electric’s contractual obligations or other commercial commitments from those reported in our 2012 Annual Report on Form 10-K.
Dividends on Common Stock
In the first quarter of 2013, UNS Electric paid no dividends to UNS Energy. UNS Electric’s ability to pay future dividends will depend on the cash needs for capital expenditures and various other factors.
The note purchase agreement for UNS Electric contains restrictions on dividends. UNS Electric may pay dividends so long as (i) no default or event of default exists, and (ii) it could incur additional debt under the debt incurrence test. As of March 31, 2013, UNS Electric was in compliance with the terms of its note purchase agreement and the terms of the UNS Gas/UNS Electric Revolver.

OTHER NON-REPORTABLE BUSINESS SEGMENTS

RESULTS OF OPERATIONS
The table below summarizes the net loss for the other non-reportable segments:

	Three Months Ended March 31,
	2013	2012
	Millions of Dollars
Millennium	$—	$1
Other(1)	—	(2)
Total Other Net Income (Loss)	$—	$(1)

(1)	Includes parent company expenses, UED, and reconciling adjustments.
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

FACTORS AFFECTING RESULTS OF OPERATIONS
Millennium Investments
At March 31, 2013, Millennium had assets of $7 million including a cash balance of $4 million.

CRITICAL ACCOUNTING ESTIMATES
There have been no significant changes in our accounting policies from those disclosed in our 2012 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board issued authoritative guidance for the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Upon implementation entities will continue reporting their obligations under joint and several arrangements. In addition, the entity must measure, recognize, and disclose in the financial statements amounts they expect to pay on behalf of co-obligors for fixed obligations as of the balance sheet date. This guidance will be effective in the first quarter of 2014. We are evaluating the impact to our financial statements and disclosures.

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

PART II – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
See the legal proceedings described in Item 3. – Legal Proceedings in our 2012 Annual Report on Form 10-K and in Note 6 and in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, which descriptions in Note 6 and Item 2 are incorporated herein by reference.

Springerville Unit 1 Appraisal
Springerville Unit 1 is leased by TEP under leases which expire in 2015 and which provide TEP with an option to purchase the lease interests upon the lease expiration at fair market value. In December 2011, TEP and the owner participants of the Springerville Unit 1 Leases completed a formal appraisal procedure with three appraisers in accordance with the lease agreements to determine the fair market value purchase price. The lease agreements provide that the purchase price determined through the appraisal procedure will be final and binding upon the parties. The aggregate purchase price for the owner participants' lease interests was determined to be $159 million.
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
On June 1, 2012, the owner participants filed a response in opposition to TEP's petition. In their response, the owner participants allege that the appraisal procedure failed to yield a legitimate purchase price for the lease interests, stating, among other things, that not all of the three appraisers performed their appraisals in accordance with required standards. The owner participants requested that the court dismiss the action and deny TEP's petition on the grounds that there is not a present controversy for the court to decide, since, among other things, TEP has not exercised the purchase option. The owner participants also dispute TEP's position that the appraisal procedure should be treated as an arbitration award for purposes of judicial review. In January 2013, the court denied TEP's petition on the grounds that the court is without jurisdiction under the FAA to confirm the appraisal.
On February 12, 2013, TEP appealed the matter to the United States Court of Appeals for the Ninth Circuit, where it is currently pending.

TEP believes that the appraisal procedure was properly conducted in accordance with the lease agreements and that the results are final and binding. TEP intends to continue vigorously pursuing its legal remedies to confirm the results of the appraisal procedure.
ITEM 1A. – RISK FACTORS
The business and financial results of UNS Energy and TEP are subject to numerous risks and uncertainties. There are no significant changes to the risks and uncertainties reported in our 2012 Annual Report on Form 10-K.
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
There have been no additional risks and no material changes to market risks disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012, other than the following:
Commodity Price Risk—TEP
See Item 2. Management’s Discussion and Analysis, Tucson Electric Power, Factors Affecting Results of Operations, Long-Term Wholesale Sales, Long-Term Wholesale Margin and Sensitivity.

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
While UNS Energy and TEP continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting, there has been no change in UNS Energy’s or TEP’s internal control over financial reporting during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, UNS Energy’s or TEP’s internal control over financial reporting.

ITEM 5. – OTHER INFORMATION

Ratio of Earnings to Fixed Charges
The following table reflects the ratio of earnings to fixed charges for UNS Energy and TEP:

	Three Months Ended March 31, 2013	Twelve Months Ended March 31, 2013
UNS Energy	1.754	2.457
TEP	1.129	2.216
For purposes of this computation, earnings are defined as pre-tax earnings plus interest expense and amortization of debt discount and expense on indebtedness. Fixed charges are interest expense, including amortization of debt discount and expense on indebtedness.
Environmental Matters
The table below provides a summary of the estimated impact of pending environmental regulations on TEP's annual O&M expense and capital expenditures.

Generating Station	Estimated Annual O&M Expense	Estimated Capital Expenditures	Regulation (Compliance Date)	Upgrades
	Millions of Dollars
San Juan Unit 1	$6	$25	Regional Haze/BART (2016)	SNCRs(1)
Navajo Units 1-3	3	86	MATS (2015) Regional Haze/BART (2023)	Mercury Controls; SCRs; Baghouses
Four Corners Units 4 & 5	3	36	MATS (2015) Regional Haze/BART (2018)	Mercury Controls; SCRs
Springerville Units 1 & 2	3	5	MATS (2015)	Mercury Controls
(1) The current plan calls for the installation of SNCR technology on San Juan Unit 1 and the retirement of San Juan Unit 2. If SCR technology is installed on San Juan Units 1 and 2, TEP estimates its share of the cost would be $180 million to $200 million.

The table below provides TEP's ownership interest in coal-fired generating facilities.

	Unit	Net Capability	Operating	TEP's Share
Generating Facility	No.	MW	Agent	%	MW
Springerville Station(1)	1	401	TEP	100.0	401
Springerville Station	2	403	TEP	100.0	403
San Juan Station	1	340	PNM	50.0	170
San Juan Station	2	340	PNM	50.0	170
Navajo Station	1	750	SRP	7.5	56
Navajo Station	2	750	SRP	7.5	56
Navajo Station	3	750	SRP	7.5	56
Four Corners Station	4	784	APS	7.0	55
Four Corners Station	5	784	APS	7.0	55
Sundt Station(2)	4	120	TEP	100.0	120
(1) As of March 31, 2013, TEP owned a 14% undivided interest in Springerville Unit 1 and leased the remaining 86%.
(2) Sundt Unit 4 is a dual fuel unit that can be operated with coal or natural gas. The net generating capability when Sundt Unit 4 is operated with with natural gas is 156 MW.
For more information on TEP's environmental matters, please see Note 6.
ITEM 6. – EXHIBITS
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

UNS ENERGY CORPORATION
(Registrant)

Date:	April 29, 2013	/s/ Kevin P. Larson
Kevin P. Larson
Senior Vice President and Chief
Financial Officer

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	April 29, 2013	/s/ Kevin P. Larson
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