Form 10-Q
period 2016-03-31
TUCSON ELECTRIC POWER CO
filed 2016-05-03
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

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
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of May 2, 2016.

DEFINITIONS
The abbreviations and acronyms used in the first quarter 2016 Form 10-Q are defined below:

2013 Rate Order	A rate order issued by the ACC resulting in a new rate structure for TEP, effective July 1, 2013
2015 Credit Agreement	The 2015 Credit Agreement provides for a $250 million revolving credit and letter of credit facility with a sublimit of $50 million; the credit agreement matures in 2020
2015 Rate Case	A pending general rate case filed with the ACC by TEP in November 2015 requesting new rates effective January 1, 2017
ACC	Arizona Corporation Commission
APS	Arizona Public Service Company
BART	Best Available Retrofit Technology
Base Rates
The portion of Retail Rates attributed to generation, transmission, distribution, and customer costs. Base Rates exclude authorized charges designed to recover specific costs that are passed through to customers including fuel and purchased power costs, energy efficiency program costs, certain environmental compliance costs, and a portion of renewable energy costs

DSM	Demand Side Management
EE Standards	Energy Efficiency Standards
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FERC Refund Order	FERC order issued on April 21, 2016, relating to TEP late-filed transmission service agreements, which directs TEP to issue time value refunds to the relevant counterparties to the agreements
Fortis
Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4

Four Corners	Four Corners Generating Station
GBtu	Billion British thermal units
GWh	Gigawatt-hour(s)
Heating Degree Days	An index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65
kWh	Kilowatt-hour(s)
LFCR	Lost Fixed Cost Recovery
LOC	Letter(s) of Credit
MATS	Mercury and Air Toxics Standards
MMBtu	Million British thermal units
MW	Megawatt(s)
MWh	Megawatt-hour(s)
Navajo	Navajo Generating Station
PNM	Public Service Company of New Mexico
PPFAC	Purchased Power and Fuel Adjustment Clause
RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility to recover its costs of providing services and an opportunity to earn a reasonable return on its investment
San Juan	San Juan Generating Station
SCR	Selective Catalytic Reduction
SES	Southwest Energy Solutions, Inc.
SJCC	San Juan Coal Company
SNCR	Selective Non-Catalytic Reduction
Springerville	Springerville Generating Station
Springerville Coal Handling Facilities	Coal handling facilities at Springerville used by all four Springerville units

Springerville Common Facilities	Facilities at Springerville used in common by Springerville Units 1 and 2
Springerville Unit 1 Leases	Leveraged lease arrangement relating to Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
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

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Tucson Electric Power Company (TEP) is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or for TEP in this Quarterly Report on Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, future operational or financial performance and underlying assumptions, and other statements that are not statements of historical facts. Forward-looking statements may be identified by the use of words such as anticipates, believes, estimates, expects, intends, may, plans, predicts, projects, would, and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, TEP disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as may otherwise be required by the federal securities laws.
Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed therein. We express our expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s expectations, beliefs or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A of our 2015 Form 10-K; Part II, Item 1A. Risk Factors; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of this report. These factors include: state and federal regulatory and legislative decisions and actions; changes in, and compliance with, environmental laws and regulation decisions and policies that could increase operating and capital costs, reduce generating facility output, or accelerate generating facility retirements; regional economic and market conditions which could affect customer growth and energy usage; changes in energy consumption by retail customers; weather variations affecting energy usage; the cost of debt and equity capital and access to capital markets; the performance of the stock market and changing interest rate environment, which affect the value of our pension and other retiree benefit plan assets and the related contribution requirements and expense; the inability to make additions to our existing high voltage transmission system; unexpected increases in O&M expense; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting estimates; the ongoing impact of mandated energy efficiency and distributed generation initiatives; changes to long-term contracts; the cost of fuel and power supplies; the ability to obtain coal from our suppliers; cyber attacks or challenges to our information security; and the performance of TEP's generating plants.

v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Revenues
Electric Retail Sales	$203,953	$201,622
Electric Wholesale Sales	14,413	41,462
Other Revenues	25,113	30,308
Total Operating Revenues	243,479	273,392
Operating Expenses
Fuel	62,678	70,569
Purchased Power	17,740	30,522
Transmission and Other PPFAC Recoverable Costs	5,178	4,707
Increase (Decrease) to Reflect PPFAC Recovery Treatment	6,795	3,249
Total Fuel and Purchased Power	92,391	109,047
Operations and Maintenance	84,999	82,645
Depreciation	35,632	34,733
Amortization	5,476	5,562
Taxes Other Than Income Taxes	13,030	13,212
Total Operating Expenses	231,528	245,199
Operating Income	11,951	28,193
Other Income (Deductions)
Interest Income	38	29
Other Income	1,393	622
Other Expense	(423)	(462)
Appreciation (Depreciation) in Value of Investments	200	780
Total Other Income (Deductions)	1,208	969
Interest Expense
Long-Term Debt	15,491	14,410
Capital Leases	858	1,004
Other Interest Expense	123	434
Interest Capitalized	(464)	(454)
Total Interest Expense	16,008	15,394
Income (Loss) Before Income Taxes	(2,849)	13,768
Income Tax Expense (Benefit)	(2,147)	4,339
Net Income (Loss)	$(702)	$9,429
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Comprehensive Income (Loss)
Net Income (Loss)	$(702)	$9,429
Other Comprehensive Income (Loss)
Net Changes in Fair Value of Cash Flow Hedges:
Net of Income Tax (Expense) Benefit of ($6) and ($12)	9	14
Supplemental Executive Retirement Plan Adjustments:
Net of Income Tax (Expense) Benefit of ($35) and ($37)	56	60
Total Other Comprehensive Income (Loss), Net of Tax	65	74
Total Comprehensive Income (Loss)	$(637)	$9,503
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net Income (Loss)	$(702)	$9,429
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Depreciation Expense	35,632	34,733
Amortization Expense	5,476	5,562
Amortization of Debt Issuance Costs	726	716
Provision for Springerville Unit 1 - Third-Party Owners Unrealized Revenue	6,307	5,521
Use of Renewable Energy Credits for Compliance	3,518	7,210
Deferred Income Taxes	(2,149)	4,339
Pension and Retiree Expense	3,835	4,647
Pension and Retiree Funding	(1,582)	(2,624)
Share-Based Compensation Expense	779	656
Allowance for Equity Funds Used During Construction	(1,171)	(343)
Refunds Related to Transmission Contracts	13,314	—
Changes in Current Assets and Current Liabilities:
Accounts Receivable	23,473	10,503
Materials, Supplies, and Fuel Inventory	2,593	(4,239)
Regulatory Assets	(5,680)	(753)
Accounts Payable and Accrued Charges	150	2,014
Regulatory Liabilities	5,294	(7,112)
Other, Net	4,917	(2,771)
Net Cash Flows—Operating Activities	94,730	67,488
Cash Flows from Investing Activities
Capital Expenditures	(72,837)	(99,291)
Purchase of Springerville Unit 1 Lease Assets	—	(45,753)
Purchase of Intangibles - Renewable Energy Credits	(7,701)	(6,325)
Contributions in Aid of Construction	(456)	959
Net Cash Flows—Investing Activities	(80,994)	(150,410)
Cash Flows from Financing Activities
Proceeds from Borrowings Under Revolving Credit Facilities	—	15,000
Repayments of Borrowings Under Revolving Credit Facilities	—	(100,000)
Proceeds from Borrowings Under Term Loan	—	130,000
Repayments of Borrowings Under Term Loan	—	(130,000)
Proceeds from Issuance of Long-Term Debt	—	299,019
Repayments of Long-Term Debt	—	(130,000)
Payments of Capital Lease Obligations	(9,039)	(8,394)
Payment of Debt Issue/Retirement Costs	—	(2,372)
Other, Net	30	847
Net Cash Flows—Financing Activities	(9,009)	74,100
Net Increase (Decrease) in Cash and Cash Equivalents	4,727	(8,822)
Cash and Cash Equivalents, Beginning of Period	55,684	74,170
Cash and Cash Equivalents, End of Period	$60,411	$65,348
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	March 31,	December 31,
	2016	2015
ASSETS
Utility Plant
Plant in Service	$5,574,816	$5,618,435
Utility Plant Under Capital Leases	131,705	131,705
Construction Work in Progress	125,959	102,028
Total Utility Plant	5,832,480	5,852,168
Less Accumulated Depreciation and Amortization	(2,170,055)	(2,194,301)
Less Accumulated Amortization of Capital Lease Assets	(100,857)	(99,638)
Total Utility Plant, Net	3,561,568	3,558,229

Investments and Other Property	39,965	39,569

Current Assets
Cash and Cash Equivalents	60,411	55,684
Accounts Receivable, Net	105,065	136,710
Fuel Inventory	31,802	34,600
Materials and Supplies	92,594	94,003
Regulatory Assets	62,406	51,841
Derivative Instruments	1,153	1,808
Assets Held for Sale, Net	21,550	21,550
Other	13,963	25,876
Total Current Assets	388,944	422,072
Regulatory and Other Assets
Regulatory Assets	214,717	212,312
Derivative Instruments	348	430
Other	30,314	16,866
Total Regulatory and Other Assets	245,379	229,608
Total Assets	$4,235,856	$4,249,478
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

	March 31,	December 31,
	2016	2015
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000 Shares Authorized, 32,139 Shares Outstanding at March 31, 2016 and December 31, 2015)	$1,296,539	$1,296,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	188,615	189,317
Accumulated Other Comprehensive Loss	(4,499)	(4,564)
Total Common Stock Equity	1,474,298	1,474,935
Preferred Stock (No Par Value, 1,000 Shares Authorized, None Outstanding at March 31, 2016 and December 31, 2015)	—	—
Capital Lease Obligations	44,719	55,324
Long-Term Debt, Net	1,452,058	1,451,720
Total Capitalization	2,971,075	2,981,979
Current Liabilities
Current Obligations Under Capital Leases	15,239	14,114
Accounts Payable	81,927	86,274
Accrued Taxes Other than Income Taxes	47,865	37,577
Accrued Employee Expenses	20,759	27,718
Accrued Interest	12,686	14,246
Regulatory Liabilities	59,862	53,077
Customer Deposits	20,188	20,349
Derivative Instruments	14,461	12,174
Other	9,855	7,533
Total Current Liabilities	282,842	273,062
Regulatory and Other Liabilities
Deferred Income Taxes, Net	458,443	468,024
Regulatory Liabilities	302,367	307,286
Pension and Other Postretirement Benefits	120,996	120,336
Derivative Instruments	3,415	4,067
Other	96,718	94,724
Total Regulatory and Other Liabilities	981,939	994,437

Commitments and Contingencies

Total Capitalization and Other Liabilities	$4,235,856	$4,249,478
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances at December 31, 2014	$1,116,539	$(6,357)	$111,523	$(5,926)	$1,215,779
Net Income			9,429		9,429
Other Comprehensive Income (Loss), Net of Tax				74	74
Balances at March 31, 2015	$1,116,539	$(6,357)	$120,952	$(5,852)	$1,225,282

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances at December 31, 2015	$1,296,539	$(6,357)	$189,317	$(4,564)	$1,474,935
Net Loss			(702)		(702)
Other Comprehensive Income (Loss), Net of Tax				65	65
Balances at March 31, 2016	$1,296,539	$(6,357)	$188,615	$(4,499)	$1,474,298
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
Tucson Electric Power Company (TEP) is a regulated utility that generates, transmits, and distributes electricity to approximately 418,000 retail electric customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. TEP is a wholly-owned subsidiary of UNS Energy Corporation (UNS Energy), a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis Inc. (Fortis).
References in these notes to "we" and "our" are to TEP.
BASIS OF PRESENTATION
We prepared our condensed consolidated financial statements according to Generally Accepted Accounting Principles (GAAP) in the United States of America, including specific accounting guidance for regulated operations and the Securities and Exchange Commission's (SEC) interim reporting requirements. The condensed consolidated financial statements include the accounts of TEP and its subsidiaries. In the consolidation process, accounts of the parent and subsidiaries are combined and intercompany balances and transactions are eliminated. TEP jointly owns several generating stations and transmission facilities with both affiliated and non-affiliated entities. TEP's proportionate share of jointly owned facilities is recorded in Utility Plant on the Condensed Consolidated Balance Sheets, and our proportionate share of the operating costs associated with these facilities is included in the Condensed Consolidated Statements of Income (Loss). These condensed consolidated financial statements exclude some information and footnotes required by GAAP and the SEC for annual financial statement reporting and should be read in conjunction with the consolidated financial statements and footnotes in our 2015 Annual Report on Form 10-K.
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

•
a request for authority to begin using the Third-Party Owners' portion of Springerville Generating Station (Springerville) Unit 1 that is available to TEP for dispatch to serve retail customers' needs and to recover the related operating costs through the Purchased Power and Fuel Adjustment Clause (PPFAC); and

•
rate design changes that would reduce the reliance on volumetric sales to recover fixed costs and a new net metering tariff that would ensure that customers who install distributed generation pay an equitable price for their electric service.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The table below presents TEP's PPFAC rates approved by the ACC:

Period	Cents per kWh
May 2016 through March 2017 (1)	0.15
April 2015 through April 2016	0.68
October 2014 through March 2015 (2)	0.50

(1)	In April 2016, the ACC approved the PPFAC rate adjustment.

(2)	The ACC approved a new rate effective October 2014.
Energy Efficiency Standards
TEP is required to implement cost-effective Demand Side Management (DSM) programs to comply with the ACC's Energy Efficiency Standards (EE Standards). The EE Standards provide for a DSM surcharge for regulated utilities to recover from retail customers the costs to implement DSM programs as well as an annual performance incentive. TEP records its annual DSM performance incentive in the first quarter of each year, with $2 million recorded in 2016 and $3 million in 2015 related to performance in each respective prior calendar year. This performance incentive is included in Electric Retail Sales on the Condensed Consolidated Statements of Income (Loss).
In February 2016, the ACC approved TEP’s 2016 energy efficiency implementation plan. Under the 2016 plan, TEP will recover approximately $14 million from retail customers and will offer customers new and existing DSM programs. Energy savings realized through the programs will count toward the EE Standards and the associated lost revenue will be partially recovered through the Lost Fixed Cost Recovery (LFCR).
Lost Fixed Cost Recovery Mechanism
The LFCR mechanism provides recovery of certain non-fuel costs that would go unrecovered due to lost retail kilowatt-hour (kWh) sales as a result of implementing ACC-approved energy efficiency programs and distributed generation targets. TEP records a regulatory asset and recognizes LFCR revenues when the amounts are verifiable regardless of when the lost retail kWh sales occur. TEP is required to file an annual LFCR adjustment request with the ACC to recover the LFCR revenues recognized in the prior year. The recovery is subject to a year-over-year cap of 1% of TEP's total retail revenues.
TEP recorded a regulatory asset and recognized LFCR revenues of $5 million in the three months ended March 31, 2016 and $3 million in the three months ended March 31, 2015. LFCR revenues are included in Electric Retail Sales on the Condensed Consolidated Statements of Income (Loss).
Appellate Review of Rate Decisions
In a 2015 appellate challenge to two ACC rate decisions regarding a water company, the Arizona Court of Appeals considered the issue of how the ACC should determine a utility’s “fair value,” as specified in the Arizona Constitution, in connection with authorizing recovery of costs through rate adjustors outside of a rate case. The Court reversed the ACC’s method of finding fair value in that case and raised questions concerning the relationship between the need for fair value findings and the recovery of capital and certain other utility costs through adjustors. In February 2016, the Arizona Supreme Court granted the ACC’s request for review of this decision. In March 2016, the Supreme Court heard oral arguments on this matter. If the Supreme Court upholds the decision without modification, certain TEP rate adjustors may be negatively affected which could have a significant impact on TEP’s ability to recover certain costs between rate cases. TEP filed a brief in support of the ACC’s petition to the Supreme Court for review of the Court of Appeals’ decision, but cannot predict the outcome of this matter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FERC MATTERS
On April 21, 2016, the FERC issued an order (FERC Refund Order) relating to certain late-filed transmission service agreements (TSAs), which directs TEP to issue time value refunds to the relevant counterparties to these TSAs, in an amount up to $13 million. Refunds are due to these counterparties within 30 days from the issuance of the FERC Refund Order, and TEP must file a refund report with FERC within 30 days thereafter. TEP may appeal the FERC Refund Order within 60 days from the date issued. See Note 5 for additional information related to FERC compliance associated with transmission contracts.
REGULATORY ASSETS AND LIABILITIES
Regulatory assets are either being collected in rates designed to allow a regulated utility to recover its costs of providing services and an opportunity to earn a reasonable return on its investment (Retail Rates) or are expected to be collected through Retail Rates in a future period. With the exception of Springerville Unit 1 Leasehold Improvements - Third-Party Owners and Sundt Coal Handling Facilities, we do not earn a return on regulatory assets. Regulatory liabilities represent items that we either expect to pay to customers through billing reductions in future periods or plan to use for the purpose for which they were collected from customers. With the exception of over-recovered PPFAC costs, TEP does not pay or accrue a return on regulatory liabilities. The regulatory assets and liabilities recorded in the Condensed Consolidated Balance Sheets are summarized below:

(in millions)	March 31, 2016	December 31, 2015	Remaining Recovery Period (years)
Regulatory Assets
Pension and Other Postretirement Benefits	$118	$120	Various
Final Mine Reclamation and Retiree Health Care Costs (1)	29	28	21
Property Tax Deferrals	22	21	1
Springerville Unit 1 Leasehold Improvements - Third-Party Owners (2)	20	21	7
Income Taxes Recoverable through Future Rates	19	26	Various
LFCR	19	16	1
Sundt Coal Handling Facilities (3)	17	—	Plant Life
Derivatives (Note 8)	14	12	3
Other Regulatory Assets	19	20	Various
Total Regulatory Assets	277	264
Less Current Portion	62	52	1
Total Non-Current Regulatory Assets	$215	$212

Regulatory Liabilities
Net Cost of Removal for Interim Retirements (4)	$261	$264	Various
Deferred Investment Tax Credits	32	32	Various
Renewable Energy Standards (RES)	25	25	Various
PPFAC	25	18	1
Other Regulatory Liabilities	19	21	Various
Total Regulatory Liabilities	362	360
Less Current Portion	60	53	1
Total Non-Current Regulatory Liabilities	$302	$307

(1)
Final Mine Reclamation and Retiree Health Care Costs are recognized at future value. TEP will fully recover these costs through the PPFAC when paid. The majority of our final reclamation costs are expected to occur through 2037.

(2)
Springerville Unit 1 Leasehold Improvements represent investments TEP made, previously recorded in Plant in Service on the Condensed Consolidated Balance Sheets, to ensure that the facilities continued to provide safe, reliable service to TEP's customers. TEP received ACC authorization to recover Springerville Unit 1 leasehold improvement costs over a 10-year amortization period.

(3)
In June 2014, the Environmental Protection Agency (EPA) issued a final rule that would require TEP to either: (i) install, by mid-2017, Selective Non-Catalytic Reduction (SNCR) and dry sorbent injection if Sundt Unit 4 continues to use coal as a fuel source; or (ii) permanently eliminate coal as a fuel source as a better-than-BART alternative by the end of 2017. In March 2016, TEP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

notified the EPA of its decision to permanently eliminate coal as a fuel source, and transferred the NBV of the Sundt Coal Handling Facilities to a regulatory asset. Consistent with the 2013 Rate Order, TEP has requested authorization from the ACC to apply excess depreciation reserves against the unrecovered NBV in its 2015 Rate Case.

(4)
Net Cost of Removal for Interim Retirements represents an estimate of the cost of future asset retirement obligations (ARO) net of salvage value. These are amounts collected through revenue for the net cost of removal of interim retirements for transmission, distribution, generation plant, and general and intangible plant which are not yet expended.

NOTE 3. RELATED PARTY TRANSACTIONS
TEP engages in various transactions with Fortis, UNS Energy, and its affiliated subsidiaries including UniSource Energy Services, Inc. (UES), UNS Electric, Inc. (UNS Electric), UNS Gas, Inc. (UNS Gas), and Southwest Energy Solutions, Inc. (SES) (collectively, UNS Energy Affiliates). These transactions include the sale and purchase of power and transmission services, common cost allocations, and the provision of corporate and other labor related services.
The following table presents the components of related party balances included in Accounts Receivable, Net and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2016	December 31, 2015
Receivables from Related Parties
UNS Electric	$3	$6
UNS Gas	1	1
Total Due from Related Parties	$4	$7

Payables to Related Parties
SES	$2	$2
UNS Energy	1	2
UNS Electric	—	2
Total Due to Related Parties	$3	$6
The following table presents the related party transactions included in the Condensed Consolidated Statements of Income (Loss):

	Three Months Ended March 31,
(in millions)	2016	2015
Goods and Services Provided by TEP to Affiliates
Transmission Sales - UNS Electric (1)	$1	$1
Wholesale Sales - UNS Electric (1)	—	1
Common Costs - UNS Energy Affiliates (2)	3	3

Goods and Services Provided by Affiliates to TEP
Supplemental Workforce - SES (3)	4	4
Corporate Services - UNS Energy (4)	2	1

(1)
TEP and UNS Electric sell power and transmission services to each other. Wholesale power is sold at prevailing market prices while transmission services are sold at FERC approved rates, through the Open Access Transmission Tariff (OATT).

(2)
Common costs (information systems, facilities, etc.) are allocated on a cost-causative basis and recorded as revenue by TEP. The method of allocation is deemed reasonable by management and is reviewed by the ACC as part of the rate case process.

(3)
SES provides supplemental workforce and meter-reading services to TEP based on related party service agreements. The charges are based on cost of services performed and deemed reasonable by management.

(4)
Costs for corporate services at UNS Energy include Fortis management fees, legal fees, and audit fees which are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 82% of UNS Energy's allocated costs. These costs included approximately $2 million and $1 million in Fortis management fees for the three months ended March 31, 2016 and 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DIVIDEND PAID
TEP did not declare or pay dividends in the first three months of 2016 or 2015.

NOTE 4. DEBT, CREDIT FACILITIES, AND CAPITAL LEASE OBLIGATIONS
LONG-TERM DEBT
There have been no significant changes to our debt or capital lease obligations from those reported in our 2015 Annual Report on Form 10-K, except as noted below.
CAPITAL LEASE OBLIGATIONS
Springerville Coal Handling Facilities
In April 2015, upon the expiration of the lease term, TEP purchased an undivided ownership interest in the coal handling facilities at Springerville used by all four Springerville units (Springerville Coal Handling Facilities). With the completion of this purchase, Tri-State Generation and Transmission Association, Inc. (Tri-State) was obligated to either: (i) buy a 17.05% undivided interest in the facilities for approximately $24 million; or (ii) continue to make payments to TEP for the use of the facilities. In March 2016, Tri-State notified TEP that it was exercising its option to purchase the undivided interest in the facilities. The Tri-State purchase is expected to close by the end of 2016. At March 31, 2016, Tri-State's 17.05% undivided interest in the Springerville Coal Handling Facilities is classified as Assets Held for Sale on the Condensed Consolidated Balance Sheets.
COVENANT COMPLIANCE
At March 31, 2016, we were in compliance with the terms of our credit and long-term debt agreements.

NOTE 5. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
In addition to those reported in our 2015 Annual Report on Form 10-K, TEP entered into the following long-term commitments through March 31, 2016:

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Fuel, Including Transportation	$21	$23	$24	$24	$23	$22	$137
Renewable Power Purchase Agreements	3	3	3	3	3	43	58
Total Purchase Commitments	$24	$26	$27	$27	$26	$65	$195
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
In January 2016, the existing coal sale agreement terminated and a new Coal Supply Agreement (CSA) became effective. The new CSA is between San Juan Coal Company (SJCC) and Public Service Company of New Mexico (PNM) and continues through June 2022. TEP is not a party to the new CSA, but has minimum purchase obligations under restructured ownership agreements at San Juan.
In April 2016, Peabody Energy Corp. (Peabody) filed for reorganization under Chapter 11 of the Bankruptcy Code. TEP has existing contracts with Peabody to supply coal from the El Segundo and Lee Ranch mines to Springerville and from the Kayenta mine to Navajo. TEP currently anticipates that it will continue to receive its contracted fuel from the El Segundo, Lee Ranch, and Kayenta coal mines.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Renewable Power Purchase Agreements
TEP enters into long-term renewable Power Purchase Agreements (PPA) which require TEP to purchase 100% of certain renewable energy generation facilities output once commercial operation status is achieved. In the first three months of 2016, one of these facilities achieved commercial operation. The PPA expires in February 2036. While TEP is not required to make payments under this agreement if power is not delivered, estimated future payments are included in the table above.
CONTINGENCIES
Legal Matters
TEP is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. TEP does not believe that such normal and routine litigation will have a material impact on its consolidated financial results. TEP is also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts and are described below.
Claims Related to Springerville Generating Station Unit 1
On February 29, 2016, TEP entered into an agreement with the Third-Party Owners for the settlement and release of asserted claims and the purchase and sale of beneficial interests in Springerville Unit 1 (Agreement). The Agreement provides that: (i) TEP will purchase the Third-Party Owners’ 50.5% undivided interest in Springerville Unit 1 for $85 million; and (ii) the Third-Party Owners will pay TEP $12.5 million for operating costs related to Springerville Unit 1 incurred on behalf of the Third-Party Owners. Upon completion of the purchase, all outstanding disputes and pending litigation and arbitration proceedings between TEP and the Third-Party Owners will be dismissed with prejudice.
The purchase of the Third-Party Owners' undivided interest in Springerville Unit 1 is subject to, among other things, approval from the FERC and satisfaction of other customary closing conditions. TEP expects the purchase to close in the second quarter of 2016. However, there is no assurance that the settlement will be finalized or that the litigation will not continue. Therefore, at this time TEP cannot predict the outcome of the claims relating to Springerville Unit 1, and, due to the general and non-specific scope and nature of the claims, TEP cannot determine estimates of the range of loss, if any, at this time. Should the litigation matters continue, TEP intends to continue vigorously defending itself against the claims asserted by the Third-Party Owners and to continue vigorously pursuing the claims it has asserted against the Owner Trustees and Co-Trustees.
The following is the chronological history of the outstanding disputes and pending litigation and arbitration proceedings between TEP and the Third-Party Owners.
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
In December 2014, the Third-Party Owners filed a complaint against TEP in the Supreme Court of the State of New York, New York County (New York Action). In response to motions filed by TEP to dismiss various counts and compel arbitration of certain of the matters alleged, and the court’s subsequent ruling on the motions, the Third-Party Owners have amended the complaint three times, dropping certain of the allegations and raising others in the New York Action and in the arbitration proceeding described below. As amended, the New York Action alleges, among other things, that TEP failed to properly operate, maintain, and make capital investments in Springerville Unit 1 during the term of the leases and that TEP has breached the lease transaction documents by refusing to pay certain of the Third-Party Owners’ claimed expenses. The third amended complaint seeks $71 million in liquidated damages and direct and consequential damages in an amount to be determined at trial. The Third-Party Owners have also agreed to stay their claim that TEP has not agreed to wheel power and energy as required pending the outcome of the FERC Action. In November 2015, the Third-Party Owners filed a motion for summary judgment on their claim that TEP has failed to pay certain of the Third-Party Owners’ claimed expenses.
In December 2014 and January 2015, Wilmington Trust Company, as Owner Trustees and Lessors under the leases of the Third-Party Owners, sent notices to TEP that alleged that TEP had defaulted under the Third-Party Owners’ leases. The notices

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

demanded that TEP pay liquidated damages totaling approximately $71 million. In letters to the Owner Trustees, TEP denied the allegations in the notices.
In April 2015, TEP filed a demand for arbitration with the American Arbitration Association (AAA) seeking an award of the Owner Trustees and Co-Trustees' share of unreimbursed expenses and capital expenditures for Springerville Unit 1. In June 2015, the Third-Party Owners filed a separate demand for arbitration with the AAA alleging, among other things, that TEP has failed to properly operate, maintain and make capital investments in Springerville Unit 1 since the leases have expired. The Third-Party Owners’ arbitration demand seeks declaratory judgments, damages in an amount to be determined by the arbitration panel and the Third-Party Owners’ fees and expenses. TEP and the Third-Party Owners have since agreed to consolidate their arbitration demands into one proceeding. In August 2015, the Third-Party Owners filed an amended arbitration demand adding claims that TEP has converted the Third-Party Owners’ water rights and certain emission reduction payments and that TEP is improperly dispatching the Third-Party Owners’ unscheduled Springerville Unit 1 power and capacity. In October 2015, the arbitration panel granted TEP’s motion for interim relief, ordering the Owner Trustees and Co-Trustees to pay TEP their pro-rata share of unreimbursed expenses and capital expenditures for Springerville Unit 1 during the pendency of the arbitration. The arbitration panel also denied the Third-Party Owners’ motion for interim relief which had requested that TEP be enjoined from dispatching the Third-Party Owners’ unscheduled Springerville Unit 1 power and capacity. TEP has been scheduling, when economical, the Third-Party Owners’ entitlement share of power from Springerville Unit 1, as permitted under the Springerville Unit 1 facility support agreement, since June 2015.
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
As of March 31, 2016, TEP has billed the Third-Party Owners approximately $29 million for their pro-rata share of Springerville Unit 1 expenses and $6 million for their pro-rata share of capital expenditures, none of which had been paid as of May 2, 2016.
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
In February 2013, WildEarth Guardians (WEG) filed a Petition for Review in the U.S. District Court of Colorado against the Office of Surface Mining (OSM) challenging federal administrative decisions affecting seven different mines in four states issued at various times from 2007 through 2012. In its petition, WEG challenges several unrelated mining plan modification approvals, which were each separately approved by OSM. Of the fifteen claims for relief in the WEG Petition, two concern SJCC’s San Juan mine. WEG’s allegations concerning the San Juan mine arise from OSM administrative actions in 2008. WEG alleges various National Environmental Policy Act (NEPA) violations against OSM, including, but not limited to, OSM’s alleged failure to provide requisite public notice and participation, alleged failure to analyze certain environmental impacts, and alleged reliance on outdated and insufficient documents. WEG’s petition seeks various forms of relief, including a finding that the federal defendants violated NEPA by approving the mine plans, voiding, reversing, and remanding the various mining modification approvals, enjoining the federal defendants from re-issuing the mining plan approvals for the mines until compliance with NEPA has been demonstrated, and enjoining operations at the seven mines. SJCC intervened in this matter. SJCC was granted its motion to sever its claims from the lawsuit and transfer venue to the U.S. District Court for the District of New Mexico, where this matter is now proceeding. A stay in the matter has expired although the parties continue to engage in settlement negotiations. If WEG ultimately obtains the relief it has requested, such a ruling could require significant expenditures to reconfigure operations at the San Juan mine, impact the production of coal, and impact the economic viability of the San Juan mine and San Juan. TEP cannot currently predict the outcome of this matter or the range of its potential impact.
Claims Related to Four Corners Generating Station
In May 2013, the New Mexico Taxation and Revenue Department (NMTRD) issued a notice of assessment for coal severance tax, penalties, and interest totaling $30 million to the coal supplier at Four Corners Generating Station (Four Corners). TEP's share of the assessment is $1 million based on our ownership percentage. In December 2013, the coal supplier and Four

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Corners’ operating agent filed a claim contesting the validity of the assessment on behalf of the participants in Four Corners, who will be liable for their share of any resulting liabilities. In June 2015, the U.S. District Court ruled in favor of the Four Corners' participants. NMTRD filed an appeal of the decision in August 2015. TEP cannot predict the final outcome or timing of resolution of these claims. In March 2016, the coal supplier at Four Corners reached a final settlement agreement with NMTRD. TEP's share of the final settlement was less than $1 million.
Navajo Generating Station Lease Amendment
Navajo Generating Station (Navajo) is located on a site that is leased from the Navajo Nation with an initial lease term through 2019. The Navajo Nation signed a lease amendment in 2013 that would extend the lease from 2019 through 2044. The participants in Navajo, including TEP, have not signed the lease amendment because certain participants have expressed an interest in discontinuing their participation in Navajo. Negotiations between the participants are ongoing, and all parties will likely agree to the terms. To become effective, this lease amendment must be signed by all of the participants, approved by the Department of the Interior, and is subject to environmental reviews. Once the lease amendment becomes effective, the participants will be responsible for additional lease costs from the date the Navajo Nation signed the lease amendment. TEP owns 7.5% of Navajo. In the first three months of 2016, TEP recorded additional estimated lease expense of less than $1 million with the expectation that the lease amendment will become effective. TEP's Condensed Consolidated Balance Sheets reflect a total lease amendment liability recorded in Regulatory and Other Liabilities—Other of $4 million at March 31, 2016 and $3 million at December 31, 2015.

Mine Closure Reclamation at Generating Stations Not Operated by TEP
TEP pays ongoing reclamation costs related to coal mines that supply generating stations in which TEP has an ownership interest but does not operate. TEP is liable for a portion of final reclamation costs upon closure of the mines servicing Navajo, San Juan, and Four Corners. TEP’s share of reclamation costs at all three mines is expected to be $42 million upon expiration of the coal supply agreements, which expire between 2019 and 2031. TEP's Condensed Consolidated Balance Sheets reflect a total liability related to reclamation of $25 million at March 31, 2016 and December 31, 2015.
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
FERC Compliance
In 2015, TEP self-reported to the FERC Office of Enforcement (OE) that TEP had not timely filed certain FERC-jurisdictional agreements. At that time, TEP conducted a comprehensive internal review of its compliance with the FERC filing requirements (Compliance Review), and made necessary compliance filings with the FERC Office of Energy Market Regulation. This included the filing of several TEP TSAs entered into between 2003 and 2015 that contained certain deviations from TEP’s standard form of service agreement. The results of the Compliance Review were reported to OE, which is still reviewing the matter.
On April 21, 2016, the FERC issued the FERC Refund Order relating to the late-filed TSAs, which directs TEP to issue time value refunds to the relevant counterparties to these TSAs, in an amount of up to $13 million. As specified in the FERC Refund Order, TEP is reviewing its calculations of the ordered refunds to determine if issuing the refunds would cause TEP to have provided service at a loss under each TSA, in which case the refund amount may be reduced. Refunds are due to the relevant counterparties within 30 days from the issuance of the FERC Refund Order, and TEP must file a refund report with the FERC within 30 days thereafter. TEP may appeal the FERC Refund Order within 60 days from the date issued. In March 2016, TEP recorded $13 million in Accounts Payable on the Condensed Consolidated Balance Sheets and in Electric Wholesale Sales as an offset to transmission revenues on the Condensed Consolidated Statements of Income (Loss) as a result of the FERC Refund Order.
The FERC could also impose civil penalties on TEP as a result the OE review of the Compliance Review. At this time, TEP cannot predict the outcome of this matter or the range of potential penalties, if any.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Guarantees
TEP has joint participation agreements with participants at Navajo, San Juan, Four Corners, and the Luna Energy Facility (Luna). The participants in each of the generating stations, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, the non-defaulting participants have agreed to bear a proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generating capacity of the defaulting participant. As of March 31, 2016, there have been no such payment defaults under any of the participation agreements. The Navajo participation agreement expires in 2019, San Juan in 2022, Four Corners in 2041, and Luna in 2046.
Environmental Matters
TEP is subject to federal, state, and local laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species, and other environmental matters that have the potential to impact TEP's current and future operations. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, TEP is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. TEP expects to recover the cost of environmental compliance from its ratepayers. TEP believes it is in material compliance with all applicable environmental laws and regulations.

NOTE 6. EMPLOYEE BENEFIT PLANS
Net periodic benefit plan cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
(in millions)	2016	2015	2016	2015
Service Cost	$3	$3	$1	$1
Interest Cost	4	4	—	1
Expected Return on Plan Assets	(6)	(6)	—	—
Amortization of Net Loss (Gain)	2	2	—	—
Net Periodic Benefit Cost	$3	$3	$1	$2

NOTE 7. SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that affected recognized assets and liabilities but did not result in cash receipts or payments were as follows:

	Three Months Ended March 31,
(in millions)	2016	2015
Accrued Capital Expenditures	$14	$30
Net Cost of Removal of Interim Retirements (1)	3	6

(1)	The non-cash net cost of removal of interim retirements represents an accrual for future AROs that does not impact earnings.

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

	Level 1	Level 2	Level 3	Total
(in millions)	March 31, 2016
Assets
Cash Equivalents(1)	$44	$—	$—	$44
Restricted Cash(1)	4	—	—	4
Energy Derivative Contracts - No Regulatory Recovery(2)	—	—	1	1
Total Assets	48	—	1	49
Liabilities
Energy Derivative Contracts - Regulatory Recovery(2)	—	(10)	(4)	(14)
Interest Rate Swap(3)	—	(3)	—	(3)
Total Liabilities	—	(13)	(4)	(17)
Net Total Assets (Liabilities)	$48	$(13)	$(3)	$32

(in millions)	December 31, 2015
Assets
Cash Equivalents(1)	$33	$—	$—	$33
Restricted Cash(1)	4	—	—	4
Energy Derivative Contracts - Regulatory Recovery(2)	—	1	—	1
Energy Derivative Contracts - No Regulatory Recovery(2)	—	—	1	1
Total Assets	37	1	1	39
Liabilities
Energy Derivative Contracts - Regulatory Recovery(2)	—	(10)	(3)	(13)
Interest Rate Swap(3)	—	(3)	—	(3)
Total Liabilities	—	(13)	(3)	(16)
Net Total Assets (Liabilities)	$37	$(12)	$(2)	$23

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

(3)	The Interest Rate Swap is valued using an income valuation approach based on the 6-month LIBOR and is included in Derivative Instruments on the Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. We present derivatives on a gross basis in the Condensed Consolidated Balance Sheets. The tables below present the potential offset of counterparty netting and cash collateral.

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	March 31, 2016
Derivative Assets
Energy Derivative Contracts	$1	$—	$—	$1
Derivative Liabilities
Energy Derivative Contracts	(14)	—	—	(14)
Interest Rate Swap	(3)	—	—	(3)

(in millions)	December 31, 2015
Derivative Assets
Energy Derivative Contracts	$2	$1	$—	$1
Derivative Liabilities
Energy Derivative Contracts	(13)	(1)	—	(12)
Interest Rate Swap	(3)	—	—	(3)
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
Cash Flow Hedges
We can enter into interest rate swaps to mitigate the exposure to volatility in variable interest rates on debt. We have an interest rate swap agreement that expires January 2020. We also had a power purchase swap to hedge the cash flow risk associated with a long-term power supply agreement which expired in September 2015. The after-tax unrealized gains and losses on cash flow hedge activities are reported in the statement of comprehensive income. The loss expected to be reclassified to earnings within

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the next twelve months is estimated to be $1 million. The realized losses from our cash flow hedges are less than $1 million for the three months ended March 31, 2016 and 2015, respectively.
At March 31, 2016, the total notional amount of our interest rate swap was $23 million.
Energy Derivative Contracts - Regulatory Recovery
We record unrealized gains and losses on energy purchase contracts that are recoverable through the PPFAC in the balance sheet as a regulatory asset or a regulatory liability rather than reporting the transaction in the income statement or in the statement of other comprehensive income, as shown in following table:

	Three Months Ended March 31,
(in millions)	2016	2015
Unrealized Net Gain (Loss) Recorded to Regulatory (Assets) Liabilities	$(2)	$(6)
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
Derivative Volumes
At March 31, 2016, we have energy contracts that will settle through 2019. The volumes associated with our energy contracts were as follows:

	March 31, 2016	December 31, 2015
Power Contracts GWh	1,282	1,752
Gas Contracts GBtu	15,165	17,214
Level 3 Fair Value Measurements
The following table provides quantitative information regarding significant unobservable inputs in TEP’s Level 3 fair value measurements:

	Valuation	Fair Value of			Range of
	Approach	Assets	Liabilities	Unobservable Inputs	Unobservable Input
(in millions)	March 31, 2016
Forward Power Contracts	Market approach	$1	$(3)	Market price per MWh	$15.90	$29.90

Gas Option Contracts	Option model	—	(1)	Market price per MMBtu	$1.50	$2.67
				Gas volatility	34.3%	46.0%
Level 3 Energy Contracts		$1	$(4)

	Valuation	Fair Value of			Range of
	Approach	Assets	Liabilities	Unobservable Inputs	Unobservable Input
(in millions)	December 31, 2015
Forward Power Contracts	Market approach	$1	$(2)	Market price per MWh	$19.20	$31.35

Gas Option Contracts	Option model	—	(1)	Market price per MMBtu	$2.17	$2.69
				Gas volatility	31.0%	58.3%
Level 3 Energy Contracts		$1	$(3)
Changes in one or more of the unobservable inputs could have a significant impact on the fair value measurement depending on the magnitude of the change and the direction of the change for each input. The impact of changes to fair value, including

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

changes from unobservable inputs, are subject to recovery or refund through the PPFAC mechanism and are reported as a regulatory asset or regulatory liability, or as a component of other comprehensive income, rather than in the income statement.
The following table presents a reconciliation of changes in the fair value of assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
(in millions)	2016	2015
Beginning of Period	$(2)	$(9)
Gains (Losses) Recorded to: (1)
Regulatory Assets or Liabilities – Derivative Instruments	(1)	(2)
Settlements	—	(1)
End of Period	$(3)	$(12)

(1)
Includes gains (losses) attributable to the change in unrealized gains/(losses) relating to assets (liabilities) still held at the end of the period of $(1) million and $(3) million, for the three months ended March 31, 2016 and 2015, respectively.

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
We have contractual agreements for energy procurement and hedging activities that contain certain provisions requiring each company to post collateral under certain circumstances. These circumstances include: exposures in excess of unsecured credit limits; credit rating downgrades; or a failure to meet certain financial ratios. In the event that such credit events were to occur, we would have to provide certain credit enhancements in the form of cash or Letter(s) of Credit (LOC) to fully collateralize our exposure to these counterparties.
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
Material adverse changes could trigger credit risk-related contingent features. At March 31, 2016, the value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $23 million, compared with $20 million at December 31, 2015. At March 31, 2016 TEP had no LOCs as credit enhancements with its counterparties. If the credit risk contingent features were triggered on March 31, 2016, TEP would have been required to post an additional $23 million of collateral of which $8 million relates to outstanding net payable balances for settled positions.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the face value and estimated fair value of our long-term debt:

	Fair Value Hierarchy	Face Value		Fair Value
(in millions)		March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$1,466	$1,466	$1,526	$1,529

NOTE 9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We consider the applicability and impact of all Accounting Standards Updates issued by the Financial Accounting Standards Board (FASB). The following updates have been issued, but have not yet been adopted by TEP. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position, results of operations, or disclosures.
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
TEP is required to adopt the new guidance for annual and interim periods beginning January 1, 2018. TEP is evaluating the impact of this guidance to our financial statements and disclosures.
Leases
In February 2016, the FASB issued an accounting standards update that will require the recognition of leased assets and liabilities by lessees for those leases classified as operating leases under previous GAAP. The standard is effective for periods beginning January 1, 2019 and is to be applied using a modified retrospective approach with practical expedient options; early adoption is permitted. TEP is evaluating the impact of this update to our financial statements and disclosures.
Share-Based Compensation
In March 2016, the FASB issued an accounting standards update that simplifies some provisions in stock compensation accounting. The update involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

•	requires that all excess tax benefits and tax deficiencies for share-based payment awards be recognized as income tax expense or benefit in the income statement;

•	specifies presentation on the statement of cash flows, and

•	requires an accounting policy election to estimate the number of awards that are expected to vest or account for forfeitures when they occur.
TEP is required to adopt the new guidance for annual and interim periods beginning January 1, 2017; early adoption is permitted. TEP is evaluating the impact of this update to our financial statements and disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for TEP. It includes the following:

•	outlook and strategies;

•	operating results during the first three months of 2016 compared with the same period of 2015;

•	factors affecting our results and outlook;

•	liquidity and capital resources including contractual obligations and environmental matters;

•	critical accounting estimates; and

•	recent accounting pronouncements.
Management’s Discussion and Analysis includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP financial measures as presented herein may not be comparable to similarly titled measures used by other companies.
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes that appear in Part I, Item 1 of this Form 10-Q. For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see Forward-Looking Information at the front of this report and Risk Factors in Part 1, Item 1A of our 2015 Annual Report on Form 10-K, and in Part II, Item 1A of this Form 10-Q.
References in this report to "we" and "our" are to TEP.

OUTLOOK AND STRATEGIES
TEP's financial prospects and outlook are affected by many factors including: global, national, regional, and local economic conditions; volatility in the financial markets; environmental laws and regulations; and other regulatory factors. Our plans and strategies include:

•
achieving a constructive outcome in our pending rate case proceeding that provides TEP recovery of its full cost of service and an opportunity to earn an appropriate return on its rate base investments, updated rates to provide more accurate price signals and a more equitable allocation of costs to TEP's customers, and enables TEP to continue to provide safe and reliable service.

•
continuing to focus on our long-term generation resource strategy, including shifting from coal to natural gas, renewables, and energy efficiency while providing rate stability for our customers, mitigating environmental impacts, complying with regulatory requirements, optimizing the performance of our existing utility infrastructure, and maintaining financial strength.

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

2016 Operational and Financial Highlights
The first three months of 2016 included the following notable items:

•
In February 2016, TEP entered into an agreement with the Third-Party Owners for the settlement and release of asserted claims and the purchase by TEP of the Third-Party Owners of 50.5% undivided interest in Springerville Unit 1 for $85 million. The Third-Party Owners will pay TEP $12.5 million for operating costs related to Springerville Unit 1 incurred on behalf of the Third-Party Owners.

•
In March 2016, Tri-State notified TEP that it was exercising its option to purchase a 17.05% undivided interest in the Springerville Coal Handling Facilities for approximately $24 million. The Tri-State purchase is expected to close by the end of 2016.

•	In March 2016, TEP notified the EPA of its decision to permanently eliminate coal as a fuel source as a better-than-BART alternative at Sundt by no later than December 2017.

RESULTS OF OPERATIONS
The following discussion provides the significant items that affected TEP's results of operations during the first three months of 2016 compared with the same period in 2015. The significant items affecting net income or loss are presented on an after-tax basis.
The first three months of 2016 compared with the three months of 2015
TEP reported net loss of $1 million in the first three months of 2016 compared with a net income of $9 million from the first three months of 2015. The decrease of $10 million, or 111.1%, was primarily due to:

•	$8 million in FERC ordered refunds associated with late-filed TSAs; and

•	$4 million in higher operations and maintenance expense resulting primarily from increases in employee health benefits, outside services, and maintenance expense due to planned outages.
The decrease was partially offset by $2 million in higher retail margin revenue primarily due to an increase in LFCR revenue and higher residential and commercial customer demand as a result of favorable weather.

Utility Sales and Revenues
The table below provides a summary of retail kWh sales, revenues, and weather data for the first three months of 2016 and 2015:

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Electric Retail Sales (kWh in millions)
Residential	697	680	17	2.5%
Commercial	440	434	6	1.4%
Industrial	453	463	(10)	(2.2)%
Mining	251	275	(24)	(8.7)%
Public Authorities	9	9	—	—%
Total Electric Retail Sales	1,850	1,861	(11)	(0.6)%
Retail Margin Revenues (in millions)
Residential	$53	$52	$1	1.9%
Commercial	35	34	1	2.9%
Industrial	23	22	1	4.5%
Mining	8	9	(1)	(11.1)%
Public Authorities	1	1	—	—%
Total by Customer Class	120	118	2	1.7%
LFCR Revenues	5	3	2	66.7%
DSM Performance Bonus	2	3	(1)	(33.3)%
Other Retail Margin Revenues	1	—	1	*
Total Retail Margin Revenues (Non-GAAP) (1)	128	124	4	3.2%
Fuel and Purchased Power Revenues	66	66	—	—%
DSM and RES Surcharge Revenues	10	12	(2)	(16.7)%
Total Retail Revenues (GAAP)	$204	$202	$2	1.0%
Average Retail Margin Rate (cents / kWh) (2)
Residential	7.60	7.65	(0.05)	(0.7)%
Commercial	7.95	7.83	0.12	1.5%
Industrial	5.08	4.75	0.33	6.9%
Mining	3.19	3.27	(0.08)	(2.4)%
Public Authorities	5.50	5.51	(0.01)	(0.2)%
Total Average Margin Rate by Customer Class	6.49	6.34	0.15	2.4%
Total Average Retail Margin Rate (3)	6.92	6.66	0.26	3.9%
Average Fuel and Purchased Power Rate	3.57	3.55	0.02	0.6%
Average DSM and RES Rate	0.54	0.64	(0.10)	(15.6)%
Total Average Retail Rate	11.03	10.85	0.18	1.7%
Weather Data
Heating Degree Days
Three Months Ended March 31,	606	433	173	40.0%
10-Year Average	731	743	(12)	(1.6)%
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
Retail Revenues were higher in the first three months of 2016 when compared to the same period in 2015 primarily due to an increase in LFCR revenue and higher residential and commercial customer demand resulting from favorable weather partially offset by a decrease in mining volumes.
Wholesale Sales and Transmission Revenues

	Three Months Ended March 31,
(in millions)	2016	2015
Long-Term Wholesale Revenues	$6	$8
Short-Term Wholesale Revenues	14	27
Transmission Revenues	7	6
Transmission Refunds (1)	(13)	—
Total Electric Wholesale Sales	$14	$41

(1)
FERC ordered TEP to make refunds associated with various late-filed TSAs for the time period during which rates were charged without FERC authorization. See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on the FERC order.

Electric Wholesale Sales decreased by $27 million, or 65.9%, in the first three months of 2016 compared to the same period in 2015 primarily due to FERC ordered refunds associated with TSAs and decreased volumes of short-term wholesale sales resulting from unfavorable market conditions.
The majority of revenues from short-term wholesale sales is related to ACC jurisdictional assets and are credited against the fuel and purchased power costs eligible for recovery in the PPFAC.
Other Revenues

	Three Months Ended March 31,
(in millions)	2016	2015
Springerville Units 3 and 4 Revenue (1)	$18	$24
Other Revenue	7	6
Total Other Revenues	$25	$30

(1)	Represents revenues and reimbursements from Tri-State, the lessee of Springerville Unit 3, and SRP, the owner of Springerville Unit 4, to TEP related to the operation of these plants.
Total Other Revenues include reimbursements related to Springerville Units 3 and 4; inter-company revenues from its affiliates, UNS Gas and UNS Electric, for corporate services provided by TEP; and miscellaneous service-related revenues such as rent on power pole attachments, damage claims, and customer late fees.
Springerville Units 3 and 4 Revenue decreased in the first three months of 2016 when compared to the same period in 2015 primarily due to a decrease in reimbursements of O&M expenses resulting from planned outages in 2015.
There were no significant changes in Other Revenue noted in the first three months of 2016 when compared to the same periods in 2015.

Operating Expenses
Generating Output and Fuel and Purchased Power Expense
TEP’s fuel and purchased power expense and energy resources are detailed in the following tables:

	Generation and Purchased Power (kWh)		Fuel and Purchased Power Expense
	Three Months Ended March 31,
(in millions)	2016	2015	2016	2015
Coal-Fired Generation	1,625	1,938	$42	$55
Gas-Fired Generation	834	448	19	14
Utility Owned Renewable Generation	15	23	—	—
Reimbursed Fuel Expense for Springerville Units 3 and 4 (1)	—	—	1	2
Total Generation	2,474	2,409	62	71
Total Purchased Power	366	789	18	30
Transmission and Other PPFAC Recoverable Costs	—	—	5	5
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	7	3
Total Generation and Purchased Power	2,840	3,198	$92	$109
Less Line Losses and Company Use	151	143
Total Energy Sold	2,689	3,055

(1)	Springerville Unit 3 and 4 Fuel Expense is reimbursed by Tri-State and SRP.
Fuel and Purchased Power Expense decreased by $17 million, or 15.6%, in the first three months of 2016 compared to the same period in 2015 primarily due to the decrease in purchased power volumes and lower fuel costs per kWh for both coal and natural gas (see table below). The decrease in purchased power volumes was primarily due to the decrease in both retail and wholesale sales and the increase in generation at Gila River Unit 3 due to planned outages in the first three months of 2015.
The table below summarizes average fuel or purchased power cost per kWh:

	Three Months Ended March 31,
(cents per kWh)	2016	2015
Coal	2.60	2.81
Gas	2.23	3.16
Purchased Power - Non-Renewable	2.20	2.64
Purchased Power - Renewable	7.79	14.26
All Sources	3.44	3.46
Operations and Maintenance Expense
The table below summarizes the items included in O&M expense:

	Three Months Ended March 31,
(in millions)	2016	2015
Reimbursed Expenses - Springerville Units 3 and 4 (1)	$12	$17
Reimbursed Expenses - Customer Funded Renewable Energy and DSM Programs (2)	5	4
Other Operations and Maintenance Expense (3)	68	62
Total Operations and Maintenance Expense	$85	$83

(1)	Expenses related to Springerville Units 3 and 4 are reimbursed with corresponding amounts recorded in other revenue.

(2)	These expenses are being collected from customers and the corresponding amounts are recorded in retail revenue.

(3)	The Third-Party Owners' share of expenses related to Springerville Unit 1 is included in Other Operating and Maintenance Expense.

Total O&M expense increased by $2 million, or 2.4%, in the first three months of 2016 compared to the same period in 2015 primarily due to an increase in employee health benefits, outside services and generation expenses resulting from planned outages. The increase was partially offset by a decrease in Springerville Units 3 and 4 expenses related to planned outages in 2015, which are reimbursed by third-party owners.

FACTORS AFFECTING RESULTS OF OPERATIONS
Regulatory Matters
TEP is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Part II, Item 7 of our 2015 Annual Report on Form 10-K and new regulatory matters occurring in 2016.
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

•	a capital structure for rate making purposes of approximately 50% common equity and 50% long-term debt;

•	a cost of equity of 10.35% and an average cost of debt of 4.32%;

•	a request to apply excess depreciation reserves against the unrecovered NBV of the San Juan Unit 2 and the Sundt Coal Handling Facilities due to early retirement;

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
Generating Resources
At March 31, 2016, approximately 49% of TEP's generating capacity was fueled by coal. Existing and proposed federal environmental regulations, as well as potential changes in state regulation, may increase the cost of operating coal-fired generating facilities. TEP is executing strategies and evaluating additional steps to reduce its dependency on coal generation.
In 2015, the on-site coal inventory at Sundt Unit 4 was depleted and the plant began operating on natural gas as a primary fuel source. In March 2016, TEP notified the EPA of its decision to permanently eliminate coal as a fuel source as a better-than-BART alternative emission limits at Sundt Unit 4 by no later than December 2017.
TEP's ability to further reduce its coal-fired generating capacity will depend on several factors, including, but not limited to:

•	the impact of the Clean Power Plan on current coal-fired generating facilities; and

•	whether TEP purchases the Third-Party Owner's undivided interest in Springerville Unit 1.
See Liquidity and Capital Resources, Environmental Matters for additional information regarding the impact of environmental matters on plant operations.

Springerville Unit 1
TEP leased Springerville Unit 1 and an undivided one-half interest in certain Springerville Common Facilities under seven separate lease agreements (Springerville Unit 1 Leases) that were accounted for as capital leases. The leases expired in January 2015. At that time, TEP purchased a leased interest comprising 24.8% of Springerville Unit 1, representing 96 MW of capacity, for an aggregate purchase price of $46 million. Following this purchase, TEP owns 49.5% of Springerville Unit 1, or 192 MW of capacity.
The remaining 50.5% of Springerville Unit 1, or 195 MW of capacity, is owned by Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-trustee under a separate trust agreement with each of the remaining two owner participants, Alterna and LDVF1 (Alterna and LDVF1, together with the Owner Trustees and Co-trustees, the Third-Party Owners). TEP is not obligated to purchase any of the Third-Party Owners’ generating output. TEP is obligated to operate the unit for the Third-Party Owners. Owner Trustees and Co-Trustees are obligated to compensate TEP for their pro rata share of expenses for the unit.
In April 2015, TEP filed a demand for arbitration seeking an award of the Owner Trustees and Co-Trustees' share of unreimbursed expenses and capital expenditures for Springerville Unit 1. In October 2015, the arbitration panel granted TEP’s motion for interim relief, ordering the Owner Trustees and Co-Trustees to pay TEP their pro-rata share of unreimbursed expenses and capital expenditures for Springerville Unit 1 during the pendency of the arbitration. The arbitration panel also denied the Third-Party Owners’ motion for interim relief which had requested that TEP be enjoined from dispatching the Third-Party Owners’ unscheduled Springerville Unit 1 power and capacity. TEP has been scheduling, when economical, the Third-Party Owners’ entitlement share of power from Springerville Unit 1, as permitted under the Springerville Unit 1 facility support agreement, since June 2015. As of March 31, 2016, TEP has billed the Third-Party Owners approximately $29 million for their pro-rata share of Springerville Unit 1 expenses and $6 million for their pro-rata share of capital expenditures, none of which had been paid as of May 2, 2016.
On February 29, 2016, TEP entered into an Agreement with the Third-Party Owners for settlement and release of asserted claims. The Agreement provides that: (i) TEP will purchase the Third-Party Owners’ 50.5% undivided interest in Springerville Unit 1 for $85 million; and (ii) the Third-Party Owners will pay TEP $12.5 million for operating costs related to Springerville Unit 1 incurred on behalf of the Third-Party Owners. Upon completion of the purchase, all outstanding disputes and pending litigation and arbitration proceedings between TEP and the Third-Party Owners will be dismissed with prejudice.
See Note 5 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a description of legal proceedings relating to the Third-Party Owners.
Potential Plant Retirements
In March 2016, as required by the ACC, TEP filed its preliminary 2016 Integrated Resource Plan (IRP), with the final 2017 IRP to be filed by April 2017. TEP's IRP includes plans to reduce its overall coal capacity by 170 MW (7% of TEP's existing coal fleet) by 2018 and options for further reductions through 2031. TEP's existing generation fleet faces a number of uncertainties related to plant participation and final outcomes on State Implementation Plans (SIP) tied to the Clean Power Plan (CPP). Given this uncertainty, TEP may consider options that include changes in plant ownership shares, unit shutdowns, or sale of generation assets to third parties. TEP plans to seek regulatory recovery for amounts that would not otherwise be recovered if and when any assets are retired.
See Liquidity and Capital Resources, Environmental Matters for additional information regarding the impact of environmental matters on plant operations.
Springerville Coal Handling Facilities
In April 2015, upon the expiration of the lease term, TEP purchased an undivided ownership interest in the Springerville Coal Handling Facilities. With the completion of this purchase, Tri-State was obligated to either: (i) buy a 17.05% undivided interest in the facilities for approximately $24 million; or (ii) continue to make payments to TEP for the use of the facilities. In March 2016, Tri-State notified TEP that it was exercising its option to purchase the undivided interest in the facilities. The Tri-State purchase is expected to close by the end of 2016. TEP currently collects rent of $4 million per year related to Tri-State's portion of the Springerville Coal Handling Facilities. At March 31, 2016, Tri-State's 17.05% undivided interest in the Springerville Coal Handling Facilities is classified as Assets Held for Sale on the Condensed Consolidated Balance Sheets.
Sales to Mining Customers
TEP's largest mining customer has taken steps to reduce operational expenses by curtailing production in 2016 due to a decline in commodity prices. Electric retail sales for mining customers have declined by 8.7% for the first three months of 2016 when compared to the same period in 2015. While TEP cannot predict how long commodity prices will remain low or the total impact the prices will have on mining production in the future, any future curtailment of mining production could negatively impact electric retail sales for mining customers. For the first three months of 2016, mining customers made up 13.6% of TEP's total electric sales.
Interest Rates
See Part II, Item 7A in our 2015 Annual Report on Form 10-K and Part II, Item 3 of this Form 10-Q for information regarding interest rate risks and its impact on earnings.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Cash flows may vary during the year with cash flows from operations typically the lowest in the first quarter and highest in the third quarter due to TEP’s summer peaking load. As a result of the varied seasonal cash flow, we will use, as needed, our revolving credit facility to assist in funding business activities. We believe that we have sufficient liquidity under our revolving credit facility to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. The availability and terms under which TEP has access to external financing depends on a variety of factors, including its credit ratings and conditions in the overall capital markets.
Available Liquidity

(in millions)	March 31, 2016
Cash and Cash Equivalents	$60
Amount Available under Revolving Credit Facility (1)	250
Total Liquidity	$310

(1)	TEP's revolving credit facility, which matures in 2020, provides for a $250 million revolving credit commitment with a LOC sublimit of $50 million.
Future Liquidity Requirements
We expect to meet all of our financial obligations and other anticipated cash outflows for the foreseeable future. These obligations and anticipated cash outflows include, but are not limited to, dividend payments, debt maturities, and obligations included in the Contractual Obligations and forecasted Capital Expenditures tables reported in our 2015 Annual Report on Form 10-K and the material changes summarized below in the respective sections.
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Three Months Ended March 31,		Increase(Decrease)
(in millions)	2016	2015	Percent
Operating Activities	$95	$67	41.8%
Investing Activities	(81)	(150)	46.0%
Financing Activities	(9)	74	(112.2)%
Net Increase (Decrease) in Cash	5	(9)	(155.6)%
Cash and Cash Equivalents, Beginning of Period	55	74	(25.7)%
Cash and Cash Equivalents, End of Period	$60	$65	(7.7)%
Operating Activities
In the first three months of 2016, net cash flows from operating activities increased by $28 million compared to the same period in 2015 primarily due to:

•	$33 million of higher cash receipts primarily due to timing of accounts receivable collections and lower than expected fuel and purchase power costs; and

•	$3 million decrease in interest paid on debt and capital leases, net of amounts capitalized.
The increase was partially offset by $11 million of higher cash paid for incentive compensation in the first three months of 2016 compared to the same period last year. As a result of the Fortis acquisition in 2014, payments under the annual incentive compensation plan were accelerated to the third quarter 2014 from the first quarter 2015.
Investing Activities
In the first three months of 2016, net cash flows used for investing activities decreased by $69 million compared with the same period in 2015 primarily due to:

•	$46 million purchase, in January 2015, of an additional 24.8% undivided ownership interest in Springerville Unit 1 increasing its total ownership interest to 49.5%; and

•	$26 million of lower capital expenditures to fund system reinforcement through replacements and betterments.
Financing Activities
In the first three months of 2016, net cash flows from financing activities decreased by $83 million compared to the same period in 2015 primarily due to $299 million in lower cash proceeds from the issuance of long-term debt in February 2015.
The decrease in net cash flows from financing activities was partially offset by:

•	$130 million in lower cash payments due to the purchase of tax-exempt long-term debt in January 2015; and

•	$85 million in lower cash payments, net of proceeds borrowed, under TEP's revolving credit facilities.
External Sources of Liquidity
Short-Term Investments
TEP’s short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. At March 31, 2016, TEP's short-term investments included highly-rated and liquid money market funds.
Access to Revolving Credit Facility
We have access to working capital through a revolving credit agreement with lenders. TEP expects that amounts borrowed under the credit agreement will be used for working capital and other general corporate purposes and that LOCs will be issued from time to time to support energy procurement and hedging transactions. No amounts were drawn under the 2015 Credit Agreement at March 31, 2016.
For details on TEP's credit facility see Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Debt Financing
We use debt financing to meet a portion of our capital needs and lower our overall cost of capital. We are exposed to adverse changes in interest rates to the extent that we rely on variable rate financing. Our cost of capital is also affected by our credit ratings.
In January 2016, the ACC issued an order granting TEP financing authority. The order extends and expands the previous financing authority by: (i) extending authority from December 2016 to December 2020; (ii) increasing the outstanding long-term debt limitation from $1.7 billion to $2.2 billion; (iii) allowing parent equity contributions of up to $400 million; and (iv) extending current interest rate hedging authority.
We have no new financing planned for 2016. TEP has, from time to time, refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, TEP may refinance other debt issuances or make additional debt repurchases in the future.
Credit Ratings
Our credit ratings affect our access to capital markets and supplemental bank financing. At March 31, 2016, TEP’s credit ratings for senior unsecured debt were A3 from Moody’s and BBB+ from Standard & Poor’s.

TEP's credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of these credit ratings is not a recommendation to buy, sell, or hold TEP securities. Each rating should be evaluated independently of any other ratings.
Debt Covenants
Certain of TEP's debt agreements contain pricing based on TEP’s credit ratings. A change in TEP’s credit ratings can cause an increase or decrease in the amount of interest TEP pays on its borrowings, and the amount of fees it pays for its LOCs and unused commitments. Also, under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. At March 31, 2016, TEP was in compliance with these covenants.
TEP conducts its wholesale marketing and risk management activities under certain master agreements whereby TEP may be required to post credit enhancements in the form of cash or a LOC due to exposures exceeding unsecured credit limits provided to TEP, changes in contract values, a change in TEP’s credit ratings, or if there has been a material change in TEP’s creditworthiness. At March 31, 2016, TEP had posted no LOCs for credit enhancement with wholesale counterparties.
We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Dividends
TEP did not declare or pay dividends in the first three months of 2016 or 2015.
The ACC's approval of the acquisition of UNS Energy by Fortis, in August 2014, contained a condition restricting subsidiary dividend payments to UNS Energy by TEP, to no more than 60 percent of TEP's annual net income for the earlier of five years or until such time that TEP's equity capitalization reaches 50 percent of total capital as accounted for in accordance with GAAP. At March 31, 2016, TEP had not reached the 50 percent of total capital and is still restricted by the condition contained in the ACC's approval order.
Capital Expenditures
TEP's routine capital expenditures include funds used for system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. There have been no changes, other than normal recurring subsequent review adjustments, in TEP's forecasted capital expenditures from those reported in our 2015 Annual Report on Form 10-K, other than the $85 million purchase of the Third-Party Owners' 50.5% undivided ownership interest in Springerville Unit 1 in 2016.
Contractual Obligations
In 2016, there have been no changes in TEP's contractual obligations or other commercial commitments from those reported in our 2015 Annual Report on Form 10-K, other than the following:

•	$85 million purchase of the Third-Party Owners' 50.5% undivided ownership interest in Springerville Unit 1 in 2016; and

•	Long-term commitments entered into by TEP through March 31, 2016, as described in Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Income Tax Position
Prior year tax legislation and the Consolidated Appropriations Act of 2016 include provisions that make qualified property placed in service between 2010 and 2019 eligible for bonus depreciation for tax purposes. In addition, the IRS issued new guidance related to the treatment of expenditures to maintain, replace, or improve property. These provisions are an acceleration of tax benefits TEP otherwise would have received over 20 years and have created net operating loss carryforwards that can be used to offset future taxable income. As a result, TEP did not pay any federal or state income taxes in the first three months of 2016 and does not expect to make any payments until 2020.
Off-Balance Sheet Arrangements
Other than the unrecorded contractual obligations reported on the contractual obligations table presented in our 2015 Annual Report on Form 10-K, we do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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
Hazardous Air Pollutant Requirements
In February 2012, the EPA issued final rules for the control of mercury emissions and other hazardous air pollutants from power plants. Based on the EPA's final Mercury and Air Toxics Standards (MATS) rules, additional emission control equipment would have been required by April 2015. TEP, as operator of the Springerville and Sundt, and the operators of Navajo and Four Corners received extensions until April 2016 to comply with the MATS rules.
In June 2015, the D.C. Circuit Court of Appeals remanded the MATS rules to the EPA for further consideration. Despite the June 2015 ruling, TEP proceeded with its planned MATS compliance activity at each facility.
In March 2016, the installation of mercury control systems was completed at Navajo. TEP’s share of the installation costs were approximately $1 million. In addition, TEP completed the installation of mercury control systems on Units 1 and 2 at Springerville in March 2016. TEP’s share of the installation costs were approximately $3 million.
TEP expects no additional capital costs will be incurred to comply with the MATS rules.
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
In the western U.S., Regional Haze BART determinations have focused on controls for NOx, often resulting in a requirement to install Selective Catalytic Reduction (SCR). Complying with the BART rule, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of Navajo and Four Corners or for individual owners to continue to participate in these power plants. The BART provisions do not apply to Springerville Units 1 and 2 since they were constructed in the 1980s, after the time frame as designated by the rules. Other provisions of the Regional Haze Rules requiring further emission reductions are not likely to impact Springerville operations until after 2018. TEP cannot predict the ultimate outcome of these matters.
TEP's estimated NOx emissions control costs to comply with the rules includes the following:

(in millions)	Navajo	Four Corners
Capital Expenditures	$28	$44
Annual O&M Expenses	1	2
Compliance Year	2030	2018
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
Four Corners
In December 2013, Arizona Public Service Company (APS), on behalf of the co-owners of Four Corners, notified the EPA that they have chosen an alternative BART compliance strategy; as a result, APS closed Units 1, 2, and 3 in December 2013 and agreed to the installation of SCR on Units 4 and 5 by July 2018. TEP owns 7% of Four Corners Units 4 and 5.

San Juan
In October 2014, the EPA published a final rule approving a revised SIP covering BART requirements for San Juan, which includes the closure of Units 2 and 3 by December 2017 and the installation of SNCR on Units 1 and 4. TEP owns 50% of Units 1 and 2 at San Juan. PNM, the operator of San Juan, completed the installation of SNCR in February 2016. TEP's share of installation costs were $10 million. PNM obtained New Mexico Public Regulation Commission approval to shut down Units 2 and 3 at San Juan.
At March 31, 2016, the NBV of TEP's share in San Juan Unit 2 was $102 million. Consistent with the 2013 Rate Order, TEP has requested authorization from the ACC to apply excess depreciation reserves against the unrecovered NBV in its 2015 Rate Case.
Sundt
In June 2014, the EPA issued a final rule that would require TEP to either: (i) install, by mid-2017, SNCR and dry sorbent injection if Sundt Unit 4 continues to use coal as a fuel source; or (ii) permanently eliminate coal as a fuel source as a better-than-BART alternative by the end of 2017. Under the rule, TEP was required to notify the EPA of its decision by March 2017. In March 2016, TEP notified the EPA of its decision to comply with the better-than-BART alternative emission limits. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.
Greenhouse Gas Regulation
In August 2015, the EPA issued the CPP limiting CO2 emissions from existing and new fossil fueled power plants. The CPP establishes state-level CO2 emission rates and mass-based goals that apply to fossil fuel-fired generation. The plan targets CO2 emissions reductions for existing facilities by 2030 and establishes interim goals that begin in 2022. States are required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 2016. States that receive an extension must submit a final completed plan to the EPA by September 2018. TEP will continue to work with the other Arizona and New Mexico utilities, as well as the appropriate regulatory agencies, to develop the state compliance plans. TEP is unable to determine how the final CPP rule will impact its facilities until state plans are developed and approved by the EPA. TEP cannot predict the ultimate outcome of these matters.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Our management believes that there have been no significant changes during the three months ended March 31, 2016, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

ACCOUNTING PRONOUNCEMENTS
For a discussion of new accounting pronouncements affecting TEP, see Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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
There have been no additional risks and no material changes to market risks disclosed in Part II, Item 7A in our 2015 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13(a) – 15(e) or Rule 15(d) – 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures are effective as of March 31, 2016.
While TEP continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting, there has been no change in TEP’s internal control over financial reporting during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of certain legal proceedings affecting TEP, refer to Note 5 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
As previously reported, TEP and the Third-Party Owners are parties to litigation and arbitration proceedings relating to Springerville Unit 1.
On February 29, 2016, TEP entered into an Agreement with the Third-Party Owners for settlement and release of asserted claims. The Agreement provides that TEP will purchase the Third-Party Owners’ 50.5% undivided interest in Springerville Unit 1 for $85 million and the Third-Party Owners will pay TEP $12.5 million for operating costs related to Springerville Unit 1 incurred on behalf of the Third-Party Owners. Upon completion of the purchase, all outstanding disputes and pending litigation and arbitration proceedings between TEP and the Third-Party Owners will be dismissed with prejudice.
The purchase of Third-Party Owners' undivided interest in Springerville Unit 1 is subject to, among other things, FERC approval and satisfaction of other customary closing conditions. TEP expects the purchase to close in the second quarter of 2016. However, there is no assurance that the settlement will be finalized or that the litigation will not continue. Therefore, at this time TEP cannot predict the outcome of the claims relating to Springerville Unit 1, and, due to the general and non-specific scope and nature of the claims, TEP cannot determine estimates of the range of loss, if any, at this time. Should the litigation matters continue, TEP intends to continue vigorously defending itself against the claims asserted by the Third-Party Owners and to vigorously pursue the claims it has asserted against the Owner Trustees and Co-Trustees.

ITEM 1A. RISK FACTORS
The business and financial results of TEP are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2015 Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our 2015 Form 10-K.

ITEM 5. OTHER INFORMATION
RATIO OF EARNINGS TO FIXED CHARGES

	Three Months Ended March 31, 2016	Twelve Months Ended March 31, 2016
Ratio of Earnings to Fixed Charges	*	3.63

*	Earnings for the three months ended March 31, 2016 were not adequate to cover fixed charges by $3 million.
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

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	May 3, 2016	/s/ Kevin P. Larson
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