Form 10-Q
period 2017-03-31
TUCSON ELECTRIC POWER CO
filed 2017-05-02
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of May 1, 2017.

DEFINITIONS
The abbreviations and acronyms used in the first quarter 2017 Form 10-Q are defined below:

2017 Rate Order	A rate order issued by the ACC resulting in a new rate structure for TEP, effective on February 27, 2017
ACC	Arizona Corporation Commission
APS	Arizona Public Service Company
BART	Best Available Retrofit Technology
BBtu	Billion British thermal units
DG	Distributed Generation
DSM	Demand Side Management
EE Standards	Energy Efficiency Standards
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Fortis
Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4

Four Corners	Four Corners Generating Station
GAAP	Generally Accepted Accounting Principles in the United States of America
GWh	Gigawatt-hour(s)
HDD	Heating Degree Days is an index used to measure the impact of weather on energy usage calculated by subtracting the average of the high and low daily temperatures from 65
kWh	Kilowatt-hour(s)
LFCR	Lost Fixed Cost Recovery
LOC	Letter(s) of Credit
MW	Megawatt(s)
MWh	Megawatt-hour(s)
Navajo	Navajo Generating Station
NBV	Net Book Value
Phase 2	Second phase of TEP's rate case proceedings originally filed November 2015
PNM	Public Service Company of New Mexico
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
Regional Haze Rules	Rules promulgated by the EPA to improve visibility at national parks and wilderness areas
RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility to recover its costs of providing services and an opportunity to earn a reasonable return on its investment
San Juan	San Juan Generating Station
SES	Southwest Energy Solutions, Inc.
SJCC	San Juan Coal Company
Springerville	Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
Third-Party Owners
Wilmington Trust Company and William J. Wade, as Owner Trustee and Co-trustee under a separate trust agreement with each of Alterna Springerville LLC (Alterna) and LDVF1 TEP LLC (LDVF1) (Alterna and LDVF1, together with the Owner Trustees and Co-trustees, the Third-Party Owners)

TSA	Transmission Service Agreement
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation

UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy Corporation including UniSource Energy Services, Inc., UNS Electric, Inc., UNS Gas, Inc., and Southwest Energy Solutions, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
VIE	Variable Interest Entity

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Tucson Electric Power Company (TEP) is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by TEP in this Quarterly Report on Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, future operational, economical, or financial performance and underlying assumptions, and other statements that are not statements of historical facts. Forward-looking statements may be identified by the use of words such as anticipates, believes, estimates, expects, intends, may, plans, predicts, projects, would, and similar expressions. From time to time, we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of TEP, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, TEP disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as may otherwise be required by the federal securities laws.
Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2016 Form 10-K; Part II, Item 1A. Risk Factors; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of this report. These factors include: state and federal regulatory and legislative decisions and actions; changes in, and compliance with, environmental laws and regulation decisions and policies that could increase operating and capital costs, reduce generating facility output, or accelerate generating facility retirements; regional economic and market conditions which could affect customer growth and energy usage; changes in energy consumption by retail customers; weather variations affecting energy usage; the cost of debt and equity capital and access to capital markets and bank markets; the performance of the stock market and changing interest rate environment, which affect the value of our pension and other retiree benefit plan assets and the related contribution requirements and expense; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting policies and estimates; the ongoing impact of mandated energy efficiency and distributed generation (DG) initiatives; changes to long-term contracts; the cost of fuel and power supplies; the ability to obtain coal from our suppliers; cyber-attacks, data breaches, or other challenges to our information security, including our operations and technology systems; and the performance of TEP's generating plants.

v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Revenues
Retail	$199,506	$203,953
Wholesale	42,538	16,631
Other	26,338	25,113
Total Operating Revenues	268,382	245,697
Operating Expenses
Fuel	66,728	62,678
Purchased Power	24,295	19,958
Transmission and Other PPFAC Recoverable Costs	8,899	5,178
Increase (Decrease) to Reflect PPFAC Recovery Treatment	(8,190)	6,795
Total Fuel and Purchased Power	91,732	94,609
Operations and Maintenance	82,141	84,999
Depreciation	38,157	35,632
Amortization	5,402	5,476
Taxes Other Than Income Taxes	13,800	13,030
Total Operating Expenses	231,232	233,746
Operating Income	37,150	11,951
Other Income (Deductions)
Interest Income	93	38
Other Income	9,020	1,393
Other Expense	(761)	(423)
Appreciation in Value of Investments	734	200
Total Other Income (Deductions)	9,086	1,208
Interest Expense
Long-Term Debt	15,436	15,491
Capital Leases	664	858
Other Interest Expense	215	123
Interest Capitalized	(530)	(464)
Total Interest Expense	15,785	16,008
Income (Loss) Before Income Taxes	30,451	(2,849)
Income Tax Expense (Benefit)	9,692	(2,147)
Net Income (Loss)	$20,759	$(702)
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Comprehensive Income (Loss)
Net Income (Loss)	$20,759	$(702)
Other Comprehensive Income
Net Changes in Fair Value of Cash Flow Hedges:
Net of Income Tax Expense of $74 and $6	119	9
Supplemental Executive Retirement Plan Adjustments:
Net of Income Tax Expense of $43 and $35	70	56
Total Other Comprehensive Income Net of Tax	189	65
Total Comprehensive Income (Loss)	$20,948	$(637)
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net Income (Loss)	$20,759	$(702)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Depreciation Expense	38,157	35,632
Amortization Expense	5,402	5,476
Amortization of Debt Issuance Costs	589	726
Use of Renewable Energy Credits for Compliance	5,385	3,518
Deferred Income Taxes	9,709	(2,149)
Pension and Other Postretirement Benefits Expense	4,010	3,835
Pension and Other Postretirement Benefits Funding	(1,088)	(1,582)
Allowance for Equity Funds Used During Construction	(1,358)	(1,171)
FERC Transmission Refund Payable	180	13,314
Changes in Current Assets and Current Liabilities:
Accounts Receivable	15,875	29,780
Materials, Supplies, and Fuel Inventory	1,051	2,593
Regulatory Assets	(6,063)	(5,680)
Accounts Payable and Accrued Charges	11,409	150
Regulatory Liabilities	(7,342)	5,294
Other, Net	1,373	5,696
Net Cash Flows—Operating Activities	98,048	94,730
Cash Flows from Investing Activities
Capital Expenditures	(78,809)	(72,837)
Purchase Intangibles, Renewable Energy Credits	(11,051)	(7,701)
Contributions in Aid of Construction	929	(456)
Net Cash Flows—Investing Activities	(88,931)	(80,994)
Cash Flows from Financing Activities
Payments of Capital Lease Obligations	(10,310)	(9,039)
Other, Net	285	30
Net Cash Flows—Financing Activities	(10,025)	(9,009)
Net Increase (Decrease) in Cash and Cash Equivalents	(908)	4,727
Cash and Cash Equivalents, Beginning of Period	35,962	55,684
Cash and Cash Equivalents, End of Period	$35,054	$60,411
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS
Utility Plant
Plant in Service	$5,780,279	$5,975,139
Utility Plant Under Capital Leases	167,413	167,413
Construction Work in Progress	163,155	129,955
Total Utility Plant	6,110,847	6,272,507
Accumulated Depreciation and Amortization	(2,169,607)	(2,385,053)
Accumulated Amortization of Capital Lease Assets	(106,323)	(104,648)
Total Utility Plant, Net	3,834,917	3,782,806

Investments and Other Property	45,918	45,020

Current Assets
Cash and Cash Equivalents	35,054	35,962
Accounts Receivable, Net	108,889	124,934
Fuel Inventory	24,631	25,887
Materials and Supplies	99,379	97,126
Regulatory Assets	59,530	56,340
Derivative Instruments	3,914	4,966
Other	12,746	13,793
Total Current Assets	344,143	359,008
Regulatory and Other Assets
Regulatory Assets	220,827	225,453
Derivative Instruments	111	330
Other	40,737	37,372
Total Regulatory and Other Assets	261,675	263,155
Total Assets	$4,486,653	$4,449,989
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	March 31,	December 31,
	2017	2016
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of March 31, 2017 and December 31, 2016)	$1,296,539	$1,296,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	294,167	273,408
Accumulated Other Comprehensive Loss	(4,366)	(4,555)
Total Common Stock Equity	1,579,983	1,559,035
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of March 31, 2017 and December 31, 2016)	—	—
Capital Lease Obligations	28,164	39,267
Long-Term Debt, Net	1,453,409	1,453,072
Total Capitalization	3,061,556	3,051,374
Current Liabilities
Capital Lease Obligations	52,263	51,765
Accounts Payable	87,469	89,797
Accrued Taxes Other than Income Taxes	49,948	37,639
Accrued Employee Expenses	18,966	29,465
Accrued Interest	13,121	14,508
Regulatory Liabilities	69,199	76,069
Customer Deposits	26,473	25,778
Derivative Instruments	2,930	2,641
Other	23,021	17,837
Total Current Liabilities	343,390	345,499
Regulatory and Other Liabilities
Deferred Income Taxes, Net	539,908	529,148
Regulatory Liabilities	308,825	300,700
Pension and Other Postretirement Benefits	132,840	131,630
Derivative Instruments	6,687	2,629
Other	93,447	89,009
Total Regulatory and Other Liabilities	1,081,707	1,053,116

Commitments and Contingencies

Total Capitalization and Other Liabilities	$4,486,653	$4,449,989
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2015	$1,296,539	$(6,357)	$189,317	$(4,564)	$1,474,935
Net Loss			(702)		(702)
Other Comprehensive Income, Net of Tax				65	65
Adoption of ASU, Cumulative Effect Adjustment			9,653		9,653
Balances as of March 31, 2016	$1,296,539	$(6,357)	$198,268	$(4,499)	$1,483,951

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2016	$1,296,539	$(6,357)	$273,408	$(4,555)	$1,559,035
Net Income			20,759		20,759
Other Comprehensive Income, Net of Tax				189	189
Balances as of March 31, 2017	$1,296,539	$(6,357)	$294,167	$(4,366)	$1,579,983
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 422,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. TEP is a wholly-owned subsidiary of UNS Energy Corporation (UNS Energy), a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis Inc. (Fortis).
BASIS OF PRESENTATION
TEP's condensed consolidated financial statements and disclosures are presented in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America, including specific accounting guidance for regulated operations and the Securities and Exchange Commission's (SEC) interim reporting requirements.
The condensed consolidated financial statements include the accounts of TEP and its subsidiaries. In the consolidation process, accounts of the parent and subsidiaries are combined, and intercompany balances and transactions are eliminated. TEP jointly owns several generation and transmission facilities with both affiliated and non-affiliated entities. TEP's proportionate share of jointly owned facilities is recorded in Utility Plant on the Condensed Consolidated Balance Sheets, and its proportionate share of the operating costs associated with these facilities is included in the Condensed Consolidated Statements of Income. These condensed consolidated financial statements exclude some information and footnotes required by GAAP and the SEC for annual financial statement reporting and should be read in conjunction with the consolidated financial statements and footnotes in its 2016 Annual Report on Form 10-K.
The condensed consolidated financial statements are unaudited, but, in management's opinion, include all recurring adjustments necessary for a fair presentation of the results for the interim periods presented. Because weather and other factors cause seasonal fluctuations in sales, TEP's quarterly operating results are not indicative of annual operating results.
Certain amounts from prior periods have been reclassified to conform to the current period presentation. TEP's income statement reflects a reclassification related to wholesale contracts. The Condensed Consolidated Income Statements reflect a reclassification between Wholesale Revenues and Purchased Power Expense of $2 million for the three months ended March 31, 2016. Management does not believe the reclassification is material to the previously issued financial statements.
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
TEP routinely enters into long-term Renewable Purchased Power Agreements (PPA) with various entities. Some of these entities are VIEs due to the long-term fixed price component in the agreements. These PPAs effectively transfer commodity price risk to TEP, the buyer of the power, creating a variable interest. TEP has determined it is not a primary beneficiary as it lacks the power to direct the activities that most significantly impact the economic performance of the VIEs. TEP reconsiders whether it is a primary beneficiary of the VIEs on a quarterly basis.
As of March 31, 2017, the carrying amount of assets and liabilities in the balance sheet that relates to variable interests under long-term PPAs is predominantly related to working capital accounts and generally represents the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through retail customer cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2016, TEP adopted accounting guidance that simplifies the accounting for share-based payment accounting. The guidance requires that excess tax benefits and tax deficiencies be recorded as an income tax benefit or expense on the statement of income and eliminates the requirement that excess tax benefits be realized before companies can recognize them. On adoption, using the modified retrospective method of transition, TEP recorded a cumulative effect adjustment of $10 million to increase retained earnings and decrease deferred income taxes related to prior period unrecognized excess tax benefits. The impact on the income statement and the statement of cash flows were not significant. TEP elected to recognize forfeitures when they occur.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective January 1, 2017, TEP adopted accounting guidance that requires the Company to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this change in accounting principle is not expected to have any impact on TEP as the Company recovers the cost of inventory in rates.

NOTE 2. REGULATORY MATTERS
The Arizona Corporation Commission (ACC) and the Federal Energy Regulatory Commission (FERC) each regulate portions of utility accounting practices and rates of TEP. The ACC regulates rates charged to retail customers, the siting of generation and transmission facilities, the issuance of securities, transactions with affiliated parties, and other utility matters. The ACC also enacts other regulations and policies that can affect business decisions and accounting practices. The FERC regulates terms and prices of transmission services and wholesale electricity sales.
2017 RATE ORDER
In February 2017, the ACC issued a rate order for new rates that took effect February 27, 2017 (2017 Rate Order).
Provisions of the 2017 Rate Order include, but are not limited to:

•
a non-fuel base rate increase of $81.5 million, which includes $15 million of operating costs related to the 50.5% undivided interest in Unit 1 of Springerville Generating Station (Springerville) purchased by TEP in September 2016;

•	a 7.04% return on original cost rate base, which includes a cost of equity component of 9.75% and a cost of debt component of 4.32%; and

•	adoption of TEP's proposed depreciation and amortization rates, which include a reduction in the depreciable life for Unit 1 of San Juan Generating Station (San Juan).
The ACC deferred matters related to net metering and rate design for new distributed generation (DG) customers to a second phase of TEP’s rate case proceedings (Phase 2), which is expected to be completed by end of 2017. TEP cannot predict the outcome of these proceedings.
COST RECOVERY MECHANISMS
TEP has received regulatory decisions that allow for more timely recovery of certain costs through the recovery mechanisms described below.
Purchased Power and Fuel Adjustment Clause
TEP's Purchased Power and Fuel Adjustment Clause (PPFAC) rate is adjusted annually each April 1st and goes into effect for the subsequent 12-month period unless modified by the ACC. The PPFAC rate includes: (i) a forward component which is calculated by taking the difference between forecasted fuel and purchased power costs and the amount of those costs established in rates designed to allow a regulated utility to recover its costs of providing services and an opportunity to earn a reasonable return on its investment (Retail Rates); and (ii) a true-up component that reconciles the difference between actual costs and those recovered in the preceding 12-month period. The PPFAC bank balance was over-collected by $31 million as of March 31, 2017 and by $38 million as of December 31, 2016.
In February 2017, the ACC approved a PPFAC credit to begin returning the over-collected balance to customers. The table below presents TEP's PPFAC rates approved by the ACC:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the annual renewable energy requirement. Arizona utilities must file an annual RES implementation plan for review and approval by the ACC.
In March 2017, the ACC approved TEP's 2017 RES implementation plan of $54 million, which was partially offset by applying approximately $2 million of previously recovered carryover funds. TEP has been approved to recover the remaining $52 million through the RES surcharge. The recovery funds the following: (i) the above market cost of renewable power purchases; (ii) previously awarded performance-based incentives for customer installed DG; (iii) depreciation and a return on a company-owned solar project; and (iv) various other program costs.
TEP expects to recover less than $1 million of revenue in 2017 through the RES surcharge as a return on company-owned solar projects. This amount reflects the return and related recovery on projects that are not included in TEP’s Retail Rates. TEP suspended its rooftop solar program effective December 2016, but requested approval of a community solar program. The ACC is expected to consider this program in Phase 2 of TEP's rate case.
The percentage of retail kilowatt-hour (kWh) sales attributable to the 2016 RES renewable energy requirement was 10%, which exceeded the overall 2016 requirement of 6%. Compliance is determined through the ACC's review of TEP's annual RES implementation plan. As TEP no longer pays incentives to obtain DG renewable energy credits, which are used to demonstrate compliance with the DG requirement, the ACC approved a waiver of the 2016 and 2017 residential DG requirement.
Energy Efficiency Standards
TEP is required to implement cost-effective Demand Side Management (DSM) programs to comply with the ACC's Energy Efficiency Standards (EE Standards). The EE Standards provide for a DSM surcharge for regulated utilities to recover from retail customers the costs to implement DSM programs as well as an annual performance incentive. TEP records its annual DSM performance incentive for the prior calendar year in the first quarter of each year, with $2 million recorded in 2017 and $2 million in 2016. This performance incentive is included in Retail Revenues on the Condensed Consolidated Statements of Income.
In February 2016, the ACC approved TEP’s 2016 energy efficiency implementation plan which included a budget of approximately $22 million to be funded in part with an over-collected DSM bank balance of $8 million and a DSM surcharge designed to collect the remaining $14 million from retail customers. Energy savings realized through the programs will count toward meeting the EE Standards and the associated lost revenue will be partially recovered through the Lost Fixed Cost Recovery (LFCR) mechanism.
TEP notified the ACC that it would not file a 2017 implementation plan and will continue its 2016 plan through the end of 2017 without a change to the previously approved energy efficiency programs or budget. In order to fund the approved implementation plan budget during 2017, in March 2017, TEP filed an application with the ACC to increase the DSM surcharge by approximately $7 million. TEP cannot predict if or when the ACC will consider its application. TEP plans to file its 2018 implementation plan in June 2017.
Lost Fixed Cost Recovery Mechanism
The LFCR mechanism provides for recovery of certain non-fuel costs that would go unrecovered due to reduced retail kWh sales as a result of implementing ACC-approved energy efficiency programs and meeting DG targets. TEP records a regulatory asset and recognizes LFCR revenues when the amounts are verifiable regardless of when the lost retail kWh sales occur. TEP is required to make an annual filing with the ACC requesting recovery of the LFCR revenues recognized in the prior year. The recovery is subject to a year-over-year cap of 2% of TEP's applicable retail revenues.
TEP recorded a regulatory asset and recognized LFCR revenues of $6 million and $5 million in the three months ended March 31, 2017 and 2016, respectively. LFCR revenues are included in Retail Revenues on the Condensed Consolidated Statements of Income.
FERC COMPLIANCE
In 2016, the FERC issued orders relating to certain late-filed transmission service agreements (TSAs), which resulted in TEP recording a liability and paying time-value refunds to the counterparties of these TSAs. See Note 6 for additional information related to FERC compliance associated with these transmission contracts.
REGULATORY ASSETS AND LIABILITIES
Regulatory assets are either being collected or are expected to be collected through Retail Rates. With the exception of the leasehold improvements at Springerville Unit 1 and the coal handling facilities at Sundt, TEP does not earn a return on

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

regulatory assets. Regulatory liabilities represent items that TEP either expects to pay to customers through billing reductions in future periods or plans to use for the purpose for which they were collected from customers. With the exception of over-recovered PPFAC costs, TEP does not pay a return on regulatory liabilities. The regulatory assets and liabilities recorded in the balance sheet are summarized in the table below:

(dollars in millions)	Remaining Recovery Period (years)	March 31, 2017	December 31, 2016
Regulatory Assets
Pension and Other Postretirement Benefits (Note 7)	Various	$126	$128
Final Mine Reclamation and Retiree Health Care Costs (1)	20	29	27
Income Taxes Recoverable through Future Rates	Various	29	29
Lost Fixed Cost Recovery	1	27	23
Property Tax Deferrals	1	23	23
Springerville Unit 1 Leasehold Improvements (2)	6	15	17
Sundt Coal Handling Facilities (3)	N/A	—	14
Other Regulatory Assets	Various	32	20
Total Regulatory Assets		281	281
Less Current Portion	1	60	56
Total Non-Current Regulatory Assets		$221	$225

Regulatory Liabilities
Net Cost of Removal for Interim Retirements (4)	Various	$280	$270
Renewable Energy Standard	Various	34	32
Purchased Power and Fuel Adjustment Clause	1	31	38
Deferred Investment Tax Credits	Various	23	23
Other Regulatory Liabilities	Various	10	14
Total Regulatory Liabilities		378	377
Less Current Portion	1	69	76
Total Non-Current Regulatory Liabilities		$309	$301

(1)
Final Mine Reclamation and Retiree Health Care Costs represents costs associated with TEP’s jointly-owned facilities at San Juan, Four Corners Generating Station (Four Corners), and Navajo Generating Station (Navajo). TEP recognizes these costs at future value and is permitted to fully recover these costs through the PPFAC mechanism. The majority of final mine reclamation costs are expected to occur through 2037.

(2)
Springerville Unit 1 Leasehold Improvements represent investments TEP made, which were previously recorded in Plant in Service on the Condensed Consolidated Balance Sheets, to ensure that the facilities continued to provide safe, reliable service to TEP's customers. TEP received ACC authorization to recover leasehold improvement costs at Springerville Unit 1 over a 10-year amortization period.

(3)
In March 2016, TEP notified the Environmental Protection Agency (EPA) of its decision to permanently eliminate coal as a fuel source, and transferred the net book value (NBV) of the Sundt Coal Handling Facilities to a regulatory asset. The ACC authorized TEP to apply excess depreciation reserves against the unrecovered NBV in the 2017 Rate Order. As a result, TEP transferred $14 million from Regulatory Assets to Accumulated Depreciation on the Condensed Consolidated Balance Sheets.

(4)
Net Cost of Removal for Interim Retirements represents an estimate of the cost of future asset retirement obligations (ARO) net of salvage value. These are amounts collected through revenue for the net cost of removal of interim retirements for transmission, distribution, generation plant, and general and intangible plant which are not yet expended.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable, Net on the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2017	December 31, 2016
Customer	$66	$74
Due from Affiliates (Note 4)	5	9
Unbilled	30	34
Other	13	13
Allowance for Doubtful Accounts	(5)	(5)
Accounts Receivable, Net	$109	$125

NOTE 4. RELATED PARTY TRANSACTIONS
TEP engages in various transactions with Fortis, UNS Energy, and its affiliated subsidiaries including UNS Electric, Inc. (UNS Electric), UNS Gas, Inc. (UNS Gas), and Southwest Energy Solutions, Inc. (SES) (collectively, UNS Energy Affiliates). These transactions include the sale and purchase of power and transmission services, common cost allocations, and the provision of corporate and other labor related services.
The following table presents the components of related party balances included in Accounts Receivable, Net and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2017	December 31, 2016
Receivables from Related Parties
UNS Electric	$4	$7
UNS Gas	1	2
Total Due from Related Parties	$5	$9

Payables to Related Parties
SES	$2	$2
UNS Energy	1	—
Total Due to Related Parties	$3	$2
The following table presents the related party transactions included in the income statement:

	Three Months Ended March 31,
(in millions)	2017	2016
Goods and Services Provided by TEP to Affiliates
Transmission Revenues, UNS Electric (1)	$1	$1
Control Area Services, UNS Electric (2)	1	—
Common Costs, UNS Energy Affiliates (3)	4	3

Goods and Services Provided by Affiliates to TEP
Supplemental Workforce, SES (4)	3	4
Corporate Services, UNS Energy (5)	1	2
Corporate Services, UNS Energy Affiliates (6)	1	—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)
SES provides supplemental workforce and meter-reading services to TEP based on related party service agreements. The charges are based on cost of services performed and are deemed reasonable by management.

(5)
Costs for Corporate Services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 82% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis management fees. For the three months ended March 31, 2017 and 2016, these costs included Fortis management fees of $1 million.

(6)
Costs for Corporate Services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.

CONTRIBUTION FROM PARENT
UNS Energy made no equity contributions to TEP in the three months ended March 31, 2017 or 2016.
DIVIDENDS PAID TO PARENT
TEP did not declare or pay dividends to UNS Energy in the three months ended March 31, 2017 or 2016.

NOTE 5. DEBT, CREDIT FACILITY, AND CAPITAL LEASE OBLIGATIONS
There have been no significant changes to TEP's debt, credit facility, or capital lease obligations from those reported in its 2016 Annual Report on Form 10-K, except as noted below.
As of March 31, 2017, there was $250 million available under the revolving credit commitments and LOC facilities. As of May 1, 2017, TEP had $235 million available under its revolving credit commitments and LOC facilities.
COVENANT COMPLIANCE
As of March 31, 2017, TEP was in compliance with the terms of its credit and long-term debt agreements.

NOTE 6. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
There have been no significant changes to TEP's long-term commitments from those reported in its 2016 Annual Report on Form 10-K.
CONTINGENCIES
Legal Matters
TEP is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. TEP believes such normal and routine litigation will not have a material impact on its condensed consolidated financial results. TEP is also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts on TEP and are disclosed below.
Claims Related to Four Corners Generating Station
Endangered Species Act
On April 20, 2016, several environmental groups filed a lawsuit in the U.S. District Court for the District of Arizona against the Office of Surface Mining (OSM) and other federal agencies under the Endangered Species Act (ESA) alleging that the OSM’s reliance on the Biological Opinion and Incidental Take Statement prepared in connection with a federal environmental review were not in accordance with applicable law. The environmental review was undertaken as part of the U.S. Department of the Interior’s review process necessary to allow for the effectiveness of lease amendments and related rights-of-way renewals for Four Corners. This review process also required separate environmental impact evaluations under the National Environmental Policy Act (NEPA) and culminated in the issuance of a Record of Decision justifying the agency action extending the life of Four Corners and the adjacent Navajo Mine. In addition, the lawsuit alleges that these federal agencies violated both the ESA and the NEPA in providing the federal approvals necessary to extend operations at Four Corners and Navajo Mine past July 6, 2016. The lawsuit seeks various forms of relief, including a finding that the federal defendants violated the ESA and the NEPA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by issuing the Record of Decision, setting aside and remanding the Biological Opinion and Record of Decision, and enjoining the federal defendants from authorizing any elements of the Four Corners and Navajo Mine pending compliance with NEPA. In July 2016, the defendants answered the complaint and Arizona Public Service Company (APS), the operator of Four Corners, filed a motion to intervene in this matter. APS’ motion was granted in August 2016. Briefing on the merits is expected to extend through May 2017. In September 2016, Navajo Transitional Energy Company, LLC (NTEC), the company that owns the Navajo Mine, filed a motion to intervene for the purpose of dismissing the lawsuit based on NTEC’s tribal sovereign immunity. TEP cannot currently predict the outcome of this matter or the range of its potential impact.
Claims Related to San Juan Generating Station
WildEarth Guardians
In February 2013, WildEarth Guardians (WEG) filed a Petition for Review in the U.S. District Court for the District of Colorado against the OSM challenging federal administrative decisions issued at various times from 2007 through 2012. In its petition, WEG challenges several unrelated mining plan modification approvals, which were each separately approved by the OSM. Of the claims for relief in the WEG Petition, two concern San Juan Coal Company’s (SJCC) San Juan mine. WEG’s allegations concerning the San Juan mine arise from the OSM administrative actions in 2008. WEG alleges various NEPA violations against the OSM, including, but not limited to, the OSM’s alleged failure to provide requisite public notice and participation, alleged failure to analyze certain environmental impacts, and alleged reliance on outdated and insufficient documents. WEG’s petition seeks various forms of relief, including a finding that the federal defendants violated the NEPA by approving the mine plans, voiding, reversing, and remanding the various mining modification approvals, enjoining the federal defendants from re-issuing the mining plan approvals for the mines until compliance with the NEPA has been demonstrated, and enjoining operations at the affected mines. SJCC intervened in this matter. SJCC was granted its motion to sever its claims from the lawsuit and transfer venue to the U.S. District Court for the District of New Mexico, where this matter is now proceeding. On July 18, 2016, the federal defendants filed a motion asking that the matter be voluntarily remanded to the OSM so the OSM may prepare a new environmental impact statement (EIS) under the NEPA regarding the impacts of the San Juan Mine mining plan approval. In August 2016, the court issued an order granting the federal defendants’ motion for remand to conduct further environmental analysis and complete an EIS by August 31, 2019. The order provided that the OSM’s decision approving the mining plan will remain in effect during this process. The order further provides that if the EIS is not completed by August 31, 2019, then an order vacating the approved mine plan will become immediately effective, absent further court order. TEP cannot currently predict the outcome of this matter or the range of its potential impact.
Mine Reclamation at Generating Facilities Not Operated by TEP
TEP pays ongoing reclamation mine costs related to coal mines that supply generation facilities in which TEP has an ownership interest but does not operate. TEP is also liable for a portion of final mine reclamation costs upon closure of the mines servicing Navajo, San Juan, and Four Corners. TEP’s share of reclamation costs at all three mines is expected to be $61 million upon expiration of the coal supply agreements, which expire between 2019 and 2031. The balance sheet reflected a total liability related to reclamation of $27 million as of March 31, 2017 and $26 million as of December 31, 2016.
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
TEP’s PPFAC allows the Company to pass through final mine reclamation costs, as a component of fuel costs, to retail customers. Therefore, TEP classifies these costs as a regulatory asset by increasing the regulatory asset and the reclamation liability over the remaining life of the coal supply agreements and recovers the regulatory asset through the PPFAC as final mine reclamation costs are paid to the coal suppliers.
FERC Compliance
In 2015 and 2016, TEP self-reported to the FERC Office of Enforcement (OE) that the Company had not timely filed certain FERC-jurisdictional agreements. TEP conducted comprehensive internal reviews of its compliance with the FERC filing requirements (Compliance Reviews) and made compliance filings with the FERC Office of Energy Market Regulation. This included the filing of several TSAs entered into between 2003 and 2015 that contained certain deviations from TEP’s standard service agreement form.
In 2016, the FERC issued orders related to the late-filed TSAs which directed TEP to issue time-value refunds to the counterparties to these TSAs (FERC Refund Orders). As a result of the FERC Refund Orders and ongoing discussions with the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OE, in 2016 TEP recorded $22 million in time-value refunds offsetting Wholesale Revenues on the Condensed Consolidated Statements of Income, and, of the amount accrued, paid out $17 million in time-value refunds to the counterparties.
In June 2016, to preserve its rights, TEP petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review the FERC Refund Orders. In January 2017, TEP and one of the TSA counterparties entered into a settlement agreement regarding the FERC Refund Orders. Under the agreement, the counterparty paid TEP $8 million in January 2017, which TEP recorded in Other Income on the Condensed Consolidated Statements of Income, and TEP dismissed the appeal with prejudice.
The Condensed Consolidated Balance Sheets reflected $5 million as of March 31, 2017 and December 31, 2016, accrued in Current Liabilities—Other. TEP's Compliance Reviews are still under review by the OE. The FERC could impose civil penalties on TEP as a result of the OE's review of the Compliance Reviews. At this time, TEP cannot predict the outcome or range of additional losses, if any.
Performance Guarantees
TEP has joint participation agreements with participants at Navajo, San Juan, Four Corners, and with Luna Generating Station (Luna). The participants in each of the generation facilities, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, the non-defaulting participants have agreed to bear a proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. With the exception of Four Corners, there is no maximum potential amount of future payments (undiscounted) TEP could be required to make under the guarantees. The maximum potential amount of future payments is $250 million at Four Corners. As of March 31, 2017, there have been no such payment defaults under any of the participation agreements. The Navajo participation agreement expires in 2019, San Juan in 2022, Four Corners in 2041, and Luna in 2046.
Environmental Matters
TEP is subject to federal, state, and local environmental laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species, and other environmental matters that have the potential to impact TEP's current and future operations. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, TEP is unable to predict the impact of the changing laws and regulations on its operations and condensed consolidated financial results. TEP expects to recover the cost of environmental compliance from its ratepayers. TEP believes it is in material compliance with all applicable environmental laws and regulations.

NOTE 7. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
(in millions)	2017	2016	2017	2016
Service Cost	$3	$3	$1	$1
Interest Cost	4	4	—	—
Expected Return on Plan Assets	(6)	(6)	—	—
Amortization of Net Loss	2	2	—	—
Net Periodic Benefit Cost	$3	$3	$1	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that affected recognized assets and liabilities but did not result in cash receipts or payments were as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Accrued Capital Expenditures	$19	$14
Net Cost of Removal (1)	10	3

(1)	Non-cash Net Cost of Removal represents an accrual for future AROs that does not impact earnings.

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

	Level 1	Level 2	Level 3	Total
(in millions)	March 31, 2017
Assets
Cash Equivalents(1)	$22	$—	$—	$22
Restricted Cash(1)	7	—	—	7
Energy Derivative Contracts, Regulatory Recovery(2)	—	2	1	3
Energy Derivative Contracts, No Regulatory Recovery(2)	—	—	1	1
Total Assets	29	2	2	33
Liabilities
Energy Derivative Contracts, Regulatory Recovery(2)	—	(7)	(1)	(8)
Interest Rate Swap(3)	—	(2)	—	(2)
Total Liabilities	—	(9)	(1)	(10)
Total Assets (Liabilities), Net	$29	$(7)	$1	$23

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	December 31, 2016
Assets
Cash Equivalents(1)	$23	$—	$—	$23
Restricted Cash(1)	7	—	—	7
Energy Derivative Contracts, Regulatory Recovery(2)	—	3	—	3
Energy Derivative Contracts, No Regulatory Recovery(2)	—	—	2	2
Total Assets	30	3	2	35
Liabilities
Energy Derivative Contracts, Regulatory Recovery(2)	—	(2)	(1)	(3)
Interest Rate Swap(3)	—	(2)	—	(2)
Total Liabilities	—	(4)	(1)	(5)
Total Assets (Liabilities), Net	$30	$(1)	$1	$30

(1)
Cash Equivalents and Restricted Cash represent amounts held in money market funds valued at cost, including interest, which approximates fair market value. Cash Equivalents are included in Cash and Cash Equivalents on the Condensed Consolidated Balance Sheets. Restricted cash is included in Investments and Other Property on the Condensed Consolidated Balance Sheets.

(2)
Energy Contracts include gas swap agreements (Level 2), and forward purchased power and sales contracts (Level 3) entered into to reduce exposure to energy price risk. These contracts are included in Derivative Instruments on the Condensed Consolidated Balance Sheets. The valuation techniques are described below.

(3)
The Interest Rate Swap is valued using an income valuation approach based on the 6-month London Interbank Offered Rate (LIBOR) and is included in Derivative Instruments on the Condensed Consolidated Balance Sheets.

All energy derivative contracts are subject to legally enforceable master netting arrangements to mitigate credit risk. TEP presents derivatives on a gross basis in the balance sheet. The tables below present the potential offset of counterparty netting and cash collateral.

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	March 31, 2017
Derivative Assets
Energy Derivative Contracts	$4	$3	$—	$1
Derivative Liabilities
Energy Derivative Contracts	(8)	(3)	—	(5)
Interest Rate Swap	(2)	—	—	(2)

(in millions)	December 31, 2016
Derivative Assets
Energy Derivative Contracts	$5	$2	$—	$3
Derivative Liabilities
Energy Derivative Contracts	(3)	(2)	—	(1)
Interest Rate Swap	(2)	—	—	(2)
DERIVATIVE INSTRUMENTS
TEP enters into various derivative and non-derivative contracts to reduce exposure to energy price risk associated with its natural gas and purchased power requirements. The objectives for entering into such contracts include: (i) creating price stability; (ii) meeting load and reserve requirements; and (iii) reducing exposure to price volatility that may result from delayed recovery under the PPFAC mechanism.
The Company primarily applies the market approach for recurring fair value measurements. When TEP has observable inputs for substantially the full term of the asset or liability or uses quoted prices in an inactive market, it categorizes the instrument in Level 2. TEP categorizes derivatives in Level 3 when an aggregate pricing service or published prices that represent a consensus reporting of multiple brokers is used.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For both power and natural gas prices, TEP obtains quotes from brokers, major market participants, exchanges, or industry publications and relies on its own price experience from active transactions in the market. The Company primarily uses one set of quotations each for power and natural gas and then validates those prices using other sources. TEP believes that the market information provided is reflective of market conditions as of the time and date indicated.
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
Cash Flow Hedges
To mitigate the exposure to volatility in variable interest rates on debt, TEP has an interest rate swap agreement that expires January 2020. The after-tax unrealized gains and losses on cash flow hedge activities are reported in the statement of comprehensive income. The loss expected to be reclassified to earnings within the next twelve months is estimated to be $1 million. The realized losses from its cash flow hedges are less than $1 million for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, the total notional amount of the interest rate swap was $18 million.
Energy Derivative Contracts - Regulatory Recovery
TEP records unrealized gains and losses on energy purchase contracts that are recoverable through the PPFAC mechanism on the balance sheet as a regulatory asset or a regulatory liability rather than reporting the transaction in the income statement or in the statement of other comprehensive income, as shown in the following table:

	Three Months Ended March 31,
(in millions)	2017	2016
Unrealized Net Gain (Loss) Recorded to Regulatory (Assets) Liabilities	$(5)	$(2)
Energy Derivative Contracts - No Regulatory Recovery
Forward contracts with long-term wholesale customers do not qualify for regulatory recovery. For contracts that qualify as derivatives, TEP records unrealized gains and losses in the income statement unless, and until, a normal purchase or normal sale election is made. The unrealized gains and losses on long-term power trading contracts are recorded in the income statement, and 10% of any gains will be shared with ratepayers through the PPFAC, as realized.
Derivative Volumes
As of March 31, 2017, TEP had energy contracts that will settle through 2020. The volumes associated with the energy contracts were as follows:

	March 31, 2017	December 31, 2016
Power Contracts GWh	1,846	2,610
Gas Contracts BBtu	21,832	12,355

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 Fair Value Measurements
The following tables provide quantitative information regarding significant unobservable inputs in TEP’s Level 3 fair value measurements:

	Valuation Approach	Fair Value of			Range of Unobservable Input
		Assets	Liabilities	Unobservable Inputs
(in millions)	March 31, 2017
Forward Power Contracts	Market approach	$2	$(1)	Market price per MWh	$12.15	$36.80

(in millions)	December 31, 2016
Forward Power Contracts	Market approach	$2	$(1)	Market price per MWh	$20.90	$40.00
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
The following table presents a reconciliation of changes in the fair value of net assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
(in millions)	2017	2016
Beginning of Period	$1	$(2)
Gains (Losses) Recorded (1)
Regulatory Assets or Liabilities, Derivative Instruments	1	(1)
Settlements	(1)	—
End of Period	$1	$(3)

(1)
Includes gains (losses) attributable to the change in unrealized gains (losses) relating to assets (liabilities) still held at the end of the period of $1 million and $(1) million for the three months ended March 31, 2017 and 2016, respectively.

CREDIT RISK
The use of contractual arrangements to manage the risks associated with changes in energy commodity prices creates credit risk exposure resulting from the possibility of non-performance by counterparties pursuant to the terms of their contractual obligations. TEP enters into contracts for the physical delivery of power and natural gas which contain remedies in the event of non-performance by the supply counterparties. In addition, volatile energy prices can create significant credit exposure from energy market receivables and subsequent measurement at fair value.
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
Material adverse changes could trigger credit risk-related contingent features. The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $12 million as of March 31, 2017, compared with $8 million as of December 31, 2016. As of March 31, 2017, TEP had no LOCs as credit enhancements with its counterparties. If the credit risk contingent features were triggered on March 31, 2017, TEP would have been required to post an additional $12 million of collateral of which $7 million relates to outstanding net payable balances for settled positions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the face value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Face Value		Fair Value
(in millions)		March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$1,466	$1,466	$1,490	$1,472

NOTE 10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
TEP considers the applicability and impact of all accounting standard updates issued by the Financial Accounting Standards Board (FASB). The following updates have been issued, but have not yet been adopted by TEP. Updates not listed below were assessed and either determined to not be applicable or are expected to have minimal impact on TEP's condensed consolidated financial position, results of operations, or disclosures.
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
RESTRICTED CASH
In November 2016, the FASB issued an accounting standard update that will require entities to show the changes in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

statement of cash flows. The standard is effective for annual and interim periods beginning January 1, 2018, and is to be applied using a retrospective approach. Early adoption is permitted. TEP is evaluating the impact of this update to its financial statements and disclosures.
COMPENSATION—RETIREMENT BENEFITS
In March 2017, the FASB issued an accounting standard update to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in this update require that an employer disaggregate the service cost component from the other components of net periodic benefit cost. The guidance on the presentation of the components of net periodic benefit cost in the income statement will be applied retrospectively. The amendments also allow only the service cost component of net periodic benefit cost to be eligible for capitalization prospectively. The standard is effective for annual and interim periods beginning January 1, 2018. Early adoption is permitted. TEP is evaluating the impact of this update to its financial statements and disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the general financial condition, and the outlook for TEP. It includes the following:

•	outlook and strategies;

•	operating results in the first three months of 2017 compared with the same period of 2016;

•	factors affecting our results of operations and outlook;

•	liquidity and capital resources including contractual obligations, capital expenditures, and environmental matters;

•	critical accounting policies and estimates; and

•	recent accounting pronouncements.
Management’s Discussion and Analysis includes financial information prepared in accordance with GAAP financial measures. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP financial measures as presented herein may not be comparable to similarly titled measures used by other companies.
Management’s Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear in Part I, Item 1 of this Form 10-Q. For information on factors that may cause our actual future results to differ from those we currently seek or anticipate, see Forward-Looking Information at the front of this report and Risk Factors in Part 1, Item 1A of our 2016 Annual Report on Form 10-K, and in Part II, Item 1A of this Form 10-Q.
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

2017 Operational and Financial Highlights
For the first three months of 2017, Management's Discussion and Analysis includes the following notable items:

•
In February 2017, the ACC issued a decision in TEP’s rate case approving a non-fuel base rate increase of $81.5 million, a cost of equity component of 9.75%, and an equity ratio of approximately 50%. The new rates took effect on February 27, 2017.

•
In 2016, TEP paid a total of $17 million in time-value refunds to counterparties in compliance with FERC orders related to late-filed TSAs. In January 2017, TEP and one of the TSA counterparties entered into a settlement agreement resulting in the counterparty paying TEP $8 million and TEP dismissing a previously filed appeal.

RESULTS OF OPERATIONS
The following discussion provides the significant items that affected TEP's results of operations in the first three months of 2017 compared with the same period in 2016. The significant items affecting net income are presented on an after-tax basis.
The first three months of 2017 compared with the first three months of 2016
TEP reported net income of $21 million in the first three months of 2017 compared with a net loss of $1 million in the first three months of 2016. The increase of $22 million, was primarily due to:

•	$8 million in refunds to counterparties in 2016 associated with late-filed TSAs. See Note 7 to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q;

•	$5 million in higher income in 2017 from a settlement agreement related to the late-filed TSAs;

•	$3 million in higher retail revenue primarily due to an increase to rates as approved in the 2017 Rate Order;

•	$3 million in higher wholesale revenue primarily due to an increase in volume associated with a new wholesale contract that commenced in 2017, and favorable pricing; and

•
$3 million in lower operations and maintenance expense resulting primarily from a decrease in maintenance expense due to planned outages in 2016; partially offset by an increase in outside services and employee wages and benefits expense.

Retail Revenues were $200 million in the first three months of 2017 compared with $204 million in the first three months of 2016. Retail Margin Revenues (non-GAAP) were $133 million in the first three months of 2017 compared with $128 million in the first three months of 2016. The table below provides a summary of retail kWh sales, a reconciliation of Retail Margin Revenues to Retail Revenues, and weather data for the first three months of 2017 and 2016:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Retail Sales by Customer Class (kWh in millions)
Residential	687	697	(10)	(1.4)%
Commercial	439	440	(1)	(0.2)%
Industrial	445	453	(8)	(1.8)%
Mining	244	251	(7)	(2.8)%
Public Authorities	5	9	(4)	(44.4)%
Total Retail Sales by Class	1,820	1,850	(30)	(1.6)%
Retail Revenues (in millions)
Residential	$57	$53	$4	7.5%
Commercial	37	35	2	5.7%
Industrial	22	23	(1)	(4.3)%
Mining	8	8	—	—%
Public Authorities	—	1	(1)	*
Retail Margin Revenues by Class	124	120	4	3.3%
LFCR Revenues	6	5	1	20.0%
DSM Performance Bonus	2	2	—	—%
Other Retail Margin Revenues	1	1	—	—%
Retail Margin Revenues (non-GAAP) (1)	133	128	5	3.9%
Fuel and Purchased Power Revenues	54	66	(12)	(18.2)%
DSM and RES Surcharge Revenues	13	10	3	30.0%
Total Retail Revenues (GAAP)	$200	$204	$(4)	(2.0)%
Average Retail Margin Rate by Class (cents/kWh)
Residential	8.30	7.60	0.70	9.2%
Commercial	8.43	7.95	0.48	6.0%
Industrial	4.94	5.08	(0.14)	(2.8)%
Mining	3.28	3.19	0.09	2.8%
Public Authorities (2)	6.33	5.50	0.83	15.1%
Average Retail Margin Rate by Class	6.81	6.49	0.32	4.9%
Total Average Retail Margin Rate (3)	7.31	6.92	0.39	5.6%
Average Fuel and Purchased Power Rate	2.97	3.57	(0.60)	(16.8)%
Average DSM and RES Surcharge Rate	0.71	0.54	0.17	31.5%
Total Average Retail Rate	10.99	11.03	(0.04)	(0.4)%
Weather Data
Heating Degree Days
Actual	589	606	(17)	(2.8)%
10-year Average	698	731	(33)	*
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
Retail Revenues decreased in the first three months of 2017 when compared with the same period in 2016 primarily due to a decrease in Fuel and Purchased Power Revenues related to the reduction of the PPFAC rate approved by the ACC in May 2016 and the credit approved in February 2017. The decrease was partially offset by higher retail revenues related to an increase in rates as approved in the 2017 Rate Order.
Wholesale Revenues

	Three Months Ended March 31,
(in millions)	2017	2016
Long-Term Wholesale	$8	$8
Short-Term Wholesale (1)	28	15
Transmission	7	7
Transmission Refunds (2)	—	(13)
Total Wholesale Revenues	$43	$17

(1)
Prior period amounts reflect a reclassification between Wholesale Revenues and Purchased Power Expense. See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

(2)
FERC ordered TEP to make refunds associated with various late-filed TSAs for the time period during which rates were charged without FERC authorization. See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on the FERC ordered refunds.

Wholesale Revenues increased by $26 million in the first three months of 2017 compared with the same period in 2016 primarily due to refunds in 2016 to counterparties associated with late-filed TSAs and an increase in Short-Term Wholesales volumes.
Short-Term Wholesale Revenues are primarily related to ACC jurisdictional assets and are returned to retail customers by crediting the revenues against fuel and purchased power costs eligible for recovery through the PPFAC.
Other Revenues

	Three Months Ended March 31,
(in millions)	2017	2016
Springerville Units 3 and 4 (1)	$19	$18
Other	7	7
Total Other Revenues	$26	$25

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
There were no significant changes to Other Revenues in the first three months of 2017 compared with the same periods in 2016.

Operating Expenses
Generation Output and Fuel and Purchased Power Expense
TEP’s fuel and purchased power expense and energy resources are detailed below:

	Generation and Purchased Power (kWh)		Fuel and Purchased Power Expense
	Three Months Ended March 31,
(in millions)	2017	2016	2017	2016
Coal-Fired Generation	2,009	1,625	$48	$42
Gas-Fired Generation	529	834	17	19
Utility Owned Renewable Generation	19	15	—	—
Reimbursed Fuel Expense, Springerville Units 3 and 4 (1)	—	—	2	2
Total Generation	2,557	2,474	67	63
Purchased Power, Non-Renewable (2)	462	333	14	8
Purchased Power, Renewable	156	153	10	12
Total Purchased Power	618	486	24	20
Transmission and Other PPFAC Recoverable Costs	—	—	9	5
Increase (Decrease) to Reflect PPFAC Recovery Treatment	—	—	(8)	7
Total Generation and Purchased Power	3,175	2,960	$92	$95
Less Line Losses and Company Use	155	151
Total Power Sold	3,020	2,809

(1)	Springerville Units 3 and 4 Fuel Expense is reimbursed by Tri-State and SRP.

(2)
Prior period amounts reflect a reclassification between Wholesale Revenues and Purchased Power Expense. See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

Fuel and Purchased Power Expense decreased by $3 million, or 3.2%, in the first three months of 2017 compared with the same period in 2016 primarily due to the reduction of the PPFAC rate. The decrease was partially offset by an increase in Coal-Fired Generation volumes and Purchased Power due to an increase in fuel costs per kWh (see table below).
The table below summarizes average fuel cost of generated and purchased power kWh:

	Three Months Ended March 31,
(cents per kWh)	2017	2016
Coal	2.38	2.60
Gas	3.29	2.23
Purchased Power, Non-Renewable	2.98	2.41
Purchased Power, Renewable	6.74	7.79
All Resources (1)	3.31	3.13

(1)	Calculated on unrounded data and may not correspond exactly to data shown in Generation Output and Fuel and Purchased Power Expense table above.
Operations and Maintenance Expense
The table below summarizes the items included in Operations and Maintenance Expense:

	Three Months Ended March 31,
(in millions)	2017	2016
Reimbursed Expenses, Springerville Units 3 and 4 (1)	$12	$12
Reimbursed Expenses, Customer Funded Renewable Energy and DSM Programs (2)	6	5
Other (3)	64	68
Total Operations and Maintenance Expense	$82	$85

(1)	Expenses related to Springerville Units 3 and 4 are reimbursed with corresponding amounts recorded in Other Revenue.

(2)	These expenses are collected from customers and the corresponding amounts are recorded in Retail Revenue.

(3)	Includes the Third-Party Owners' share of expenses related to Springerville Unit 1 for the first three months of 2016.
Operations and Maintenance Expense decreased by $3 million, or 3.5%, in the first three months of 2017 compared with the same period in 2016 primarily due to a decrease in maintenance expense related to planned outages in 2016; partially offset by an increase in outside services and employee wages and benefits expense.

FACTORS AFFECTING RESULTS OF OPERATIONS
Regulatory Matters
TEP is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Part II, Item 7 of our 2016 Annual Report on Form 10-K and new regulatory matters occurring in 2017.
2017 RATE ORDER
In February 2017, the ACC issued a rate order in the rate case filed by TEP in November 2015. TEP's rate filing was based on a test year ended June 30, 2015. The 2017 Rate Order approved new rates that went into effect on February 27, 2017.
The provisions of the 2017 Rate Order include, but are not limited to:

•	a non-fuel base rate increase of $81.5 million which includes $15 million of operating costs related to the 50.5% undivided interest in Springerville Unit 1 purchased by TEP in September 2016;

•	a 7.04% return on original cost rate base of approximately $2 billion;

•	a cost of equity component of 9.75% and a cost of debt component of 4.32%;

•	a capital structure for rate making purposes of approximately 50% common equity and 50% long-term debt;

•	adoption of TEP's proposed depreciation and amortization rates, which include a reduction in the depreciable life for San Juan Unit 1; and

•	approval of a request to apply excess depreciation reserves against the unrecovered NBV of San Juan Unit 2 and the coal handling facilities at Sundt due to early retirement.
The ACC deferred matters related to net metering and rate design for new DG customers to Phase 2, which is expected to be completed by end of 2017. See Phase 2 Proceedings below.
Distributed Generation
In 2016, the ACC held proceedings under the Value and Cost of Distributed Generation (Value of DG) docket to examine the ACC’s net metering rules and determine the value that utilities should pay DG customers who deliver electricity from rooftop solar systems back to the grid. Prior to these proceedings, the ACC’s net metering rules allowed DG customers who over-produced electricity to carry-over or “bank” excess electricity at a value equal to the full retail rate per kWh. Banked kWh could then be used by the customer to offset future energy usage that could not be met by their DG system.
In December 2016, the ACC approved an order that will begin to reform net metering in Arizona. The order adopts a number of net metering changes and policies, including:

•	placing DG customers in a separate rate class;

•	grandfathering current DG customers under net metering rules and rate design for 20 years from interconnection application;

•	eliminating the banking of excess kWh for non-grandfathered DG customers;

•	compensating non-grandfathered customers for their exported kWh for 10 years at the DG export rate in effect at the time of interconnection;

•	updating the DG export rate annually; and

•	developing an avoided cost methodology for calculating the DG export rate in the utility’s next rate case.
The initial DG export rate will be established in Phase 2 of TEP’s rate case. See Phase 2 Proceedings below.
Phase 2 Proceedings
In March 2017, TEP filed direct testimony in its Phase 2 proceedings addressing rate design for new DG customers. The proposals include options for either a Time-Of-Use (TOU) energy rate with a basic customer service charge plus a monthly grid access fee based on the size of the DG system; or a TOU energy rate with a basic customer service charge plus a charge based on the highest hourly demand during the month. Consistent with the ACC’s decision in the Value of DG docket proceedings, TEP also proposed that: (i) new DG customers receive a bill credit for excess energy exported to the grid at an initial rate of 9.7 cents/kWh; (ii) the DG export rate be updated annually based on a five-year rolling average cost of the company’s owned and contracted utility scale renewable energy projects; (iii) customers who submit DG applications prior to the ACC’s Phase 2 decision be grandfathered under current net metering rules and rate design for a period of 20 years from the date of interconnection of their DG system; and (iv) customers who install DG after the ACC’s Phase 2 decision be compensated for 10 years at the rate in effect at the time they file an application for interconnection. Hearings are scheduled to begin June 2017 with a final ACC decision expected in late 2017. TEP cannot predict the outcome of these proceedings.
Generating Resources
As of March 31, 2017, approximately 52% of TEP's generation capacity is coal-fired generation. TEP is evaluating additional steps to reduce its reliance on coal-fired generation.
Integrated Resource Plan
TEP’s long-term strategy to build a more responsive, sustainable energy portfolio is described in its Integrated Resource Plan (IRP) filed in April 2017 with the ACC. TEP's 2017 IRP discusses continuing efforts to diversify its generation portfolio including expanding renewable energy and natural gas-fired resources while reducing reliance on coal-fired generating resources. TEP's existing coal generation fleet faces a number of uncertainties impacting the viability of continued operations including competition from other resources, fuel supply and land lease contract extensions, environmental regulations, and for jointly owned facilities, the willingness of other owners to continue their participation. Given this uncertainty, TEP may consider options that include changes in generation facility ownership shares, unit shutdowns, or the sale of generation assets to third-parties. TEP will seek regulatory recovery for amounts that would not otherwise be recovered if and when any assets are retired.
See Part I, Item 2. Liquidity and Capital Resources, Environmental Matters of this Form 10-Q for additional information regarding the impact of environmental matters on generation facility operations.
Navajo Generating Station
Navajo is located on a site that is leased from the Navajo Nation with an initial lease term through 2019. In February 2017, SRP, the operator of Navajo, and the other participants in Navajo, including TEP, announced that they do not currently intend to operate Navajo past the current term of the lease. TEP supports continued operation of the plant through December 2019 if a lease extension can be reached with the Navajo Nation. Without a lease extension, the owners would be forced to cease operations at Navajo this year to allow enough time for decommissioning to be completed before the current lease expires. As of March 31, 2017, TEP's NBV of Navajo was $39 million. Upon the retirement of Navajo, TEP will seek rate recovery of any unrecovered costs.
Long-Term Wholesale Sales
Navopache Electric Cooperative
In January 2017, a new long-term contract with Navopache Electric Cooperative (NEC) became effective, which expires at the end of 2041. In 2017, TEP expects to serve 80% of NEC’s load requirements and 100% beginning in 2018. In the three months ended March 31, 2017, NEC accounted for 34% of total Long-Term Wholesale Revenues.
Interest Rates
See Part II, Item 7A in our 2016 Annual Report on Form 10-K and Part II, Item 3 of this Form 10-Q for information regarding interest rate risks and its impact on earnings.

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
Available Liquidity

(in millions)	March 31, 2017
Cash and Cash Equivalents	$35
Amount Available under Revolving Credit Facility (1)	250
Total Liquidity	$285

(1)
TEP's revolving credit facility provides for $250 million of revolving credit commitments with a LOC sublimit of $50 million through its original maturity date of October 2020. In October 2016, TEP extended the agreement one year to October 2021. The credit facility commitments will be reduced to $217.5 million in the final year of the agreement.

Future Liquidity Requirements
We expect to meet all of our financial obligations and other anticipated cash outflows for the foreseeable future. These obligations and anticipated cash outflows include, but are not limited to, dividend payments, debt maturities, and obligations included in the Contractual Obligations and forecasted Capital Expenditures tables reported in our 2016 Annual Report on Form 10-K and the material changes summarized below in the respective sections.
Summary of Cash Flows
The table below presents net cash provided by (used for) operating, investing, and financing activities:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2017	2016	Percent
Operating Activities	$98	$95	3.2%
Investing Activities	(89)	(81)	9.9%
Financing Activities	(10)	(9)	(11.1)%
Net Increase (Decrease) in Cash	(1)	5	(120.0)%
Cash and Cash Equivalents, Beginning of Period	36	55	(34.5)%
Cash and Cash Equivalents, End of Period	$35	$60	(41.7)%
Operating Activities
In the first three months of 2017, net cash flows from operating activities increased by $3 million compared with the same period in 2016 primarily due to an $8 million increase in cash proceeds received in 2017 for the settlement related to the FERC Refund Orders transmission refunds settlement; partially offset by a $4 million unfavorable change in working capital primarily due to fluctuations in the timing of billing collections and payments.
Investing Activities
In the first three months of 2017, net cash flows used for investing activities increased by $8 million compared with the same period in 2016 primarily due to an increase in cash paid for capital expenditures.
Financing Activities
In the first three months of 2017, there were no significant changes to net cash flows from financing activities compared with the same period in 2016.

External Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of March 31, 2017, TEP's short-term investments included highly-rated and liquid money market funds.
Access to Revolving Credit Facility
We have access to working capital through a revolving credit agreement with lenders. TEP expects that amounts borrowed under the credit agreement will be used for working capital and other general corporate purposes and that LOCs will be issued from time to time to support energy procurement and hedging transactions. As of March 31, 2017, there was $250 million available under the revolving credit commitments and LOC facilities. As of May 1, 2017, we had $235 million available under the revolving credit commitments and LOC facilities.
For details of TEP's credit facility see Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8 in our 2016 Annual Report on Form 10-K.
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
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of March 31, 2017, Moody’s Investors Service credit ratings for TEP’s senior unsecured debt remained unchanged at A3. In April 2017, S&P Global Ratings upgraded TEP’s credit rating on senior unsecured debt to A- from BBB+.
TEP's credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of these credit ratings is not a recommendation to buy, sell, or hold TEP securities. Each rating should be evaluated independently of any other ratings.
Debt Covenants
Certain of TEP's debt agreements contain pricing based on TEP’s credit ratings. A change in TEP’s credit ratings can cause an increase or decrease in the amount of interest TEP pays on its borrowings, and the amount of fees it pays for its LOCs and unused commitments. Also, under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of March 31, 2017, TEP was in compliance with these covenants.
We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Master Trading Agreements
TEP conducts its wholesale marketing and risk management activities under certain master agreements. Under these agreements, TEP may be required to post credit enhancements in the form of cash or an LOC due to exposures exceeding unsecured credit limits provided to TEP, changes in contract values, changes in TEP’s credit ratings, or material changes in TEP’s creditworthiness. As of March 31, 2017, TEP had posted no LOCs as credit enhancements with its counterparties.

Contribution from Parent
TEP received no equity contributions in the three months ended March 31, 2017 or 2016.
Dividends Paid to Parent
TEP did not declare or pay dividends to UNS Energy in the three months ended March 31, 2017 or 2016.
The ACC's approval of the acquisition of UNS Energy by Fortis in August 2014 contained a condition restricting TEP's dividend payments to UNS Energy to no more than 60% of TEP's annual net income for the earlier of five years or until such time that TEP's equity capitalization reached 50% as accounted for in accordance with GAAP. In June 2016, TEP reached the equity capitalization threshold.
Capital Expenditures
TEP's routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. In the first three months of 2017, there have been no changes in TEP's forecasted capital expenditures from those reported in our 2016 Annual Report on Form 10-K, other than normal recurring subsequent review adjustments.
Contractual Obligations
In the first three months of 2017, there have been no changes in TEP's contractual obligations or other financial commitments from those reported in our 2016 Annual Report on Form 10-K, other than long-term commitments entered into by TEP through March 31, 2017, as described in Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
Other than the unrecorded contractual obligations reported on the contractual obligations table presented in our 2016 Annual Report on Form 10-K, we do not have any arrangements or relationships with entities that are not consolidated into the financial statements.
Income Tax Position
Prior year tax legislation and the Consolidated Appropriations Act of 2016 include provisions that make qualified property placed in service between 2010 and 2019 eligible for bonus depreciation for tax purposes. In addition, the IRS issued new guidance related to the treatment of expenditures to maintain, replace, or improve property. These provisions are an acceleration of tax benefits TEP otherwise would have received over 20 years and have created net operating loss carryforwards that can be used to offset future taxable income. As a result, TEP did not pay any federal or state income taxes in the first three months of 2017 and does not expect to make any payments until 2020.
Environmental Matters
The EPA regulates the amount of sulfur dioxide (SO2), nitrogen oxide (NOx), carbon dioxide (CO2), particulate matter, mercury and other by-products produced by generation facilities. TEP may incur additional costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at its generation facilities. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, TEP is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. Complying with these changes may reduce operating efficiency. TEP expects to recover the cost of environmental compliance through Retail Rates.
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
In the western United States, Regional Haze BART determinations have focused on controls for NOx, often resulting in a requirement to install Selective Catalytic Reduction. The costs to comply with the BART rule, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of Navajo and Four Corners or for individual owners to continue to participate in these generation facilities. The BART provisions do not apply to Springerville Units 1 and 2 since they were constructed in the 1980s, after the time frame as designated by the rules. Other provisions of the Regional Haze Rules requiring further emission reductions are not likely to impact Springerville operations until after 2021. In December 2016, the EPA signed a final rule, entitled "Protection of Visibility: Amendments to Requirements for State Plans." Among other things, the rule changes the date for submittal of the next regional haze implementation plan from 2018 to 2021. Based on recent Regional Haze requirement time-frames, TEP anticipates that impacts, if any, to Springerville will likely occur three to five years after the 2021 plan submittal date. TEP cannot predict the ultimate outcome of these matters.
TEP's estimated NOx emissions control costs to comply with the rules include the following:

(in millions)	Navajo	Four Corners
Capital Expenditures	$47	$44
Annual Operations and Maintenance Expenses	2	2
Compliance Year	2030	2018
Navajo
In August 2014, the EPA published a final Federal Implementation Plan (FIP) which provides that one unit at Navajo will be shut down by 2020, Selective Catalytic Reduction (SCR) (or the equivalent) will be installed on the remaining two units by 2030, and conventional coal-fired generation will cease by December 2044. The final BART rule includes options that accommodate potential ownership changes at the plant. The plant has until December 2019 to notify the EPA of how it will comply with the FIP.
In February 2017, SRP, the operator of Navajo, and the other participants in Navajo, including TEP, announced that they do not currently intend to operate Navajo past the current term of the lease. Without a lease extension, the owners would be forced to cease operations at Navajo this year to allow enough time for decommissioning to be completed before the current lease expires. See Part I, Item 2. Factors Affecting Results of Operations, Generating Resources for more information.
Four Corners
In December 2013, APS, on behalf of the co-owners of Four Corners, notified the EPA that they have chosen an alternative BART compliance strategy. As a result, APS closed Units 1, 2, and 3 in December 2013 and agreed to the installation of SCR on Units 4 and 5 by July 2018. TEP owns 7% of Four Corners Units 4 and 5.
San Juan
In October 2014, the EPA published a final rule approving a revised SIP covering BART requirements for San Juan, which includes the closure of Units 2 and 3 by December 2017 and the installation of Selective Non-Catalytic Reduction (SNCR) on Units 1 and 4. TEP owns 50% of Units 1 and 2 at San Juan. PNM, the operator of San Juan, completed the installation of SNCR in February 2016. TEP's share of installation costs were $12 million. Public Service Company of New Mexico (PNM) obtained New Mexico Public Regulation Commission approval to shut down Units 2 and 3 at San Juan.
TEP applied excess depreciation reserves against the unrecovered NBV as approved in the 2017 Rate Order. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a list of key provisions of the 2017 Rate Order.
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
TEP applied excess depreciation reserves against the unrecovered NBV as approved in the 2017 Rate Order. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a list of key provisions of the 2017 Rate Order.

Greenhouse Gas Regulation
In August 2015, the EPA issued the CPP limiting CO2 emissions from existing and new fossil fueled generation facilities. The Clean Power Plan (CPP) establishes state-level CO2 emission rates and mass-based goals that apply to fossil fuel-fired generation. The plan targets CO2 emissions reductions for existing facilities by 2030 and establishes interim goals that begin in 2022. States were required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 2016. States that received an extension are required to submit a final completed plan to the EPA by September 2018.
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
In September 2016, the U.S. Court of Appeals for the District of Columbia Circuit (U.S. Court of Appeals) heard oral arguments on the CPP. On March 28, 2017, the Department of Justice filed a motion to hold the lawsuits related to the CPP in abeyance. On April 28, 2017, the U.S. Court of Appeals granted that motion and delayed for 60 days litigation over the EPA's CPP for existing and new generation facilities. The court is also inviting briefs from the parties on whether the rules should be remanded to the agency for further review. Those briefs are due May 15, 2017.
On March 28, 2017, a Presidential Executive Order (EO) titled "Promoting Energy Independence and Economic Growth" was issued. The EO instructs the EPA to review the final greenhouse gas rule for existing and new and modified generation facilities and either suspend, revise, or rescind the rule as appropriate. On April 4, 2017, the EPA announced in the Federal Register that it is reviewing and, if appropriate, will initiate proceedings to suspend, revise, or rescind the CPP rule.
TEP will continue to work with the Arizona Department of Environmental Quality (ADEQ) to determine what, if any, actions need to be taken in light of the recent EO and court decisions. TEP cannot predict the ultimate outcome of these matters.
Coal Combustion Residuals Regulation
In April 2015, the EPA issued a final rule requiring all coal ash and other coal combustion residuals to be treated as a solid waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA Subtitle D) for disposal in landfills and/or surface impoundments while allowing for the continued recycling of coal ash. TEP does not operate any impoundments. Under the rule, the Springerville ash landfill is classified as an existing landfill and is not subject to the lateral expansion requirements. However, TEP will incur additional costs for site preparation and monitoring at Springerville to be fully compliant with the rule. TEP’s share of costs at Springerville is estimated to be $2 million, the majority of which is expected to be capital expenditures. TEP currently estimates its share of costs to be $5 million at Four Corners, $3 million at Navajo, and less than $1 million at San Juan, the majority of which are expected to be capital expenditures.
On December 10, 2016, Congress approved the Water Infrastructure Improvements for the Nation Act (WIIN Act) which authorizes the States to establish permit programs under RCRA Subtitle D for implementing regulation for Coal Combustion Residuals (CCR). TEP is currently working with other affected utilities and the ADEQ to explore the possibility of developing a State administered program to enforce CCR regulation.
.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to apply accounting policies and make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the three months ended March 31, 2017, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.

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
There have been no additional risks and no material changes to market risks disclosed in Part II, Item 7A in our 2016 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13(a) – 15(e) or Rule 15(d) – 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures are effective as of March 31, 2017.
While TEP continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting, there has been no change in TEP’s internal control over financial reporting during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of certain legal proceedings affecting TEP, refer to Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS
The business and financial results of TEP are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2016 Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our 2016 Form 10-K.

ITEM 5. OTHER INFORMATION

RATIO OF EARNINGS TO FIXED CHARGES

	Three Months Ended	Twelve Months Ended
	March 31, 2017	March 31, 2017
Ratio of Earnings to Fixed Charges	2.71	4.16
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

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	May 2, 2017	/s/ Frank P. Marino
Frank P. Marino
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

12	—	Computation of Ratio of Earnings to Fixed Charges

31(a)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act, by David G. Hutchens

31(b)	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act, by Frank P. Marino

*32	—	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.