Form 10-K/A
period 2017-12-31
TUCSON ELECTRIC POWER CO
filed 2018-02-27
CIK 100122

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
88 East Broadway Boulevard, Tucson, AZ 85701 (Address of principal executive offices)(Zip Code)
Registrant's telephone number, including area code: (520) 571-4000
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, No Par Value (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”

i

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
Explanatory Note
Tucson Electric Power (TEP) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (Original Filing) with the U.S. Securities and Exchange Commission (SEC) on February 15, 2018. TEP is filing this Amendment No. 1 (Amendment) to its Original Filing solely to correct one error. The report titled "Report of Independent Registered Public Accounting Firm" contained in Item 8 of the Original Filing inadvertently omitted the disclosure of auditor tenure. The error has been corrected in this Amendment.
Except as described above and for an updated Item 15 and currently-dated certifications of TEP's Chief Executive Officer and Chief Financial Officer filed herewith as Exhibits 31(a), 31(b), and 32, this Amendment does not amend, update, or change any other information contained in the Original Filing. TEP has included a complete copy of the Original Filing, as amended per above, in this filing.

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

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Phoenix, Arizona
February 15, 2018
We have served as the Company's auditor since 2017.

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

+12	Computation of Ratio of Earnings to Fixed Charges.

+24	Power of Attorney.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act, by David G. Hutchens.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act, by Frank P. Marino.

**32	Statements of Corporate Officers (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Previously filed with Original Filing.
*	Previously filed as indicated and incorporated herein by reference.
**	Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	February 27, 2018	/s/ Frank P. Marino
Frank P. Marino
Vice President, Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2018		/s/ David G. Hutchens*
David G. Hutchens
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	February 27, 2018		/s/ Frank P. Marino
Frank P. Marino
Vice President, Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Date:	February 27, 2018		/s/ Todd C. Hixon*
Todd C. Hixon
Director

Date:	February 27, 2018	By:	/s/ Frank P. Marino
Frank P. Marino
*As attorney-in-fact for each of the persons indicated