Form 10-Q
period 2018-03-31
TUCSON ELECTRIC POWER CO
filed 2018-05-01
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of April 30, 2018.

i

DEFINITIONS
The abbreviations and acronyms used in the first three months of 2018 Form 10-Q are defined below:

2010 Reimbursement Agreement	Reimbursement Agreement, dated December 14, 2010, between TEP, as borrower, and a financial institution
2017 Rate Order	A rate order issued by the ACC resulting in a new rate structure for TEP, effective on February 27, 2017
ACC	Arizona Corporation Commission
ACC Refund Order
An order issued by the ACC approving TEP’s proposal to return ongoing savings from the Company’s federal corporate income tax rate under the Tax Cuts and Jobs Act to its customers through a combination of a customer bill credit and a regulatory liability that reflects the deferral of the return of a portion of the savings

ASU	Accounting Standard Update
BART	Best Available Retrofit Technology
BBtu	Billion British thermal units
DG	Distributed Generation
DSM	Demand Side Management
EDIT	Excess Deferred Income Taxes
EE Standards	Energy Efficiency Standards
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
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

TCJA
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law enacting significant changes to the Internal Revenue Code including a reduction in the federal corporate income tax rate from 35% to 21% effective for tax years beginning after 2017

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
Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of our 2017 Form 10-K; Part II, Item 1A. Risk Factors; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of this report. These factors include: state and federal regulatory and legislative decisions and actions, including changes in tax policies; changes in, and compliance with, environmental laws and regulatory decisions and policies that could increase operating and capital costs, reduce generation facility output or accelerate generation facility retirements; regional economic and market conditions which could affect customer growth and energy usage; changes in energy consumption by retail customers; weather variations affecting energy usage; the cost of debt and equity capital and access to capital markets and bank markets; the performance of the stock market and a changing interest rate environment, which affect the value of our pension and other postretirement benefit plan assets and the related contribution requirements and expenses; the potential inability to make additions to our existing high voltage transmission system; unexpected increases in operations and maintenance expense; resolution of pending litigation matters; changes in accounting standards; changes in our critical accounting policies and estimates; the ongoing impact of mandated energy efficiency and distributed generation (DG) initiatives; changes to long-term contracts; the cost of fuel and power supplies; the ability to obtain coal from our suppliers; cyber-attacks, data breaches, or other challenges to our information security, including our operations and technology systems; the performance of TEP's generation facilities; and the impact of the Tax Cuts and Jobs Act (TCJA) on our financial condition and results of operations, including the assumptions we make relating thereto.

v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Revenues	$275,091	$268,382

Operating Expenses
Fuel	68,022	66,728
Purchased Power	20,364	24,295
Transmission and Other PPFAC Recoverable Costs	9,791	8,899
Decrease to Reflect PPFAC Recovery Treatment	(7,966)	(8,190)
Total Fuel and Purchased Power	90,211	91,732
Operations and Maintenance	83,156	82,141
Depreciation	38,877	38,157
Amortization	6,022	5,402
Taxes Other Than Income Taxes	14,180	13,800
Total Operating Expenses	232,446	231,232

Operating Income	42,645	37,150

Other Income (Expense)
Interest Expense	(16,485)	(16,315)
Allowance For Borrowed Funds	688	530
Allowance For Equity Funds	1,645	1,358
Other, Net	(425)	7,728
Total Other Income (Expense)	(14,577)	(6,699)

Income Before Income Tax Expense	28,068	30,451
Income Tax Expense	4,265	9,692
Net Income	$23,803	$20,759
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Comprehensive Income
Net Income	$23,803	$20,759
Other Comprehensive Income
Net Changes in Fair Value of Cash Flow Hedges:
Net of Income Tax Expense of $41 and $74	123	119
Supplemental Executive Retirement Plan Adjustments:
Net of Income Tax Expense of $40 and $43	115	70
Total Other Comprehensive Income, Net of Tax	238	189
Total Comprehensive Income	$24,041	$20,948
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net Income	$23,803	$20,759
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	38,877	38,157
Amortization Expense	6,022	5,402
Amortization of Debt Issuance Costs	589	589
Use of Renewable Energy Credits for Compliance	7,476	5,385
Deferred Income Taxes	5,915	9,709
Pension and Other Postretirement Benefits Expense	3,818	4,010
Pension and Other Postretirement Benefits Funding	(1,498)	(1,088)
Allowance for Equity Funds Used During Construction	(1,645)	(1,358)
Changes in Current Assets and Current Liabilities:
Accounts Receivable	8,603	15,875
Materials, Supplies, and Fuel Inventory	8,344	1,051
Regulatory Assets	(4,601)	(6,063)
Accounts Payable and Accrued Charges	(14,938)	11,409
Regulatory Liabilities	2,470	(7,342)
Other, Net	876	1,553
Net Cash Flows—Operating Activities	84,111	98,048
Cash Flows from Investing Activities
Capital Expenditures	(82,805)	(78,809)
Purchase Intangibles, Renewable Energy Credits	(10,106)	(11,051)
Contributions in Aid of Construction	5,467	929
Net Cash Flows—Investing Activities	(87,444)	(88,931)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	27,000	—
Repayments of Borrowings, Revolving Credit Facility	(31,000)	—
Payments of Capital Lease Obligations	(10,930)	(10,310)
Other, Net	341	285
Net Cash Flows—Financing Activities	(14,589)	(10,025)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(17,922)	(908)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	49,501	43,325
Cash, Cash Equivalents, and Restricted Cash, End of Period	$31,579	$42,417
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Utility Plant
Plant in Service	$5,827,542	$5,780,805
Utility Plant Under Capital Leases	84,870	84,870
Construction Work in Progress	166,010	160,288
Total Utility Plant	6,078,422	6,025,963
Accumulated Depreciation and Amortization	(2,217,976)	(2,193,656)
Accumulated Amortization of Capital Lease Assets	(65,227)	(63,605)
Total Utility Plant, Net	3,795,219	3,768,702

Investments and Other Property	50,085	51,260

Current Assets
Cash and Cash Equivalents	19,995	37,701
Accounts Receivable, Net	130,268	137,932
Fuel Inventory	18,026	25,059
Materials and Supplies	102,669	103,981
Regulatory Assets	109,278	93,960
Derivative Instruments	2,704	3,187
Other	13,671	10,777
Total Current Assets	396,611	412,597
Regulatory and Other Assets
Regulatory Assets	298,098	293,551
Derivative Instruments	9,643	8,826
Other	58,018	55,313
Total Regulatory and Other Assets	365,759	357,690
Total Assets	$4,607,674	$4,590,249
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	March 31, 2018	December 31, 2017
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of March 31, 2018 and December 31, 2017)	$1,296,539	$1,296,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	404,757	380,076
Accumulated Other Comprehensive Loss	(6,866)	(6,226)
Total Common Stock Equity	1,688,073	1,664,032
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of March 31, 2018 and December 31, 2017)	—	—
Capital Lease Obligations	17,629	28,519
Long-Term Debt, Net	1,318,062	1,354,423
Total Capitalization	3,023,764	3,046,974
Current Liabilities
Current Maturities of Long-Term Debt	136,700	100,000
Borrowings Under Revolving Credit Facility	31,000	35,000
Capital Lease Obligations	10,535	10,749
Accounts Payable	78,809	97,367
Accrued Taxes Other than Income Taxes	53,410	40,706
Accrued Employee Expenses	19,506	30,929
Accrued Interest	12,646	14,750
Regulatory Liabilities	92,518	89,024
Customer Deposits	25,529	24,865
Derivative Instruments	20,539	10,667
Other	18,250	18,119
Total Current Liabilities	499,442	472,176
Regulatory and Other Liabilities
Deferred Income Taxes, Net	306,667	300,258
Regulatory Liabilities	512,318	516,438
Pension and Other Postretirement Benefits	134,484	133,799
Derivative Instruments	27,350	17,907
Other	103,649	102,697
Total Regulatory and Other Liabilities	1,084,468	1,071,099

Commitments and Contingencies

Total Capitalization and Other Liabilities	$4,607,674	$4,590,249
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2016	$1,296,539	$(6,357)	$273,408	$(4,555)	$1,559,035
Net Income			20,759		20,759
Other Comprehensive Income, Net of Tax				189	189
Balances as of March 31, 2017	$1,296,539	$(6,357)	$294,167	$(4,366)	$1,579,983

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2017	$1,296,539	$(6,357)	$380,076	$(6,226)	$1,664,032
Net Income			23,803		23,803
Other Comprehensive Income, Net of Tax				238	238
Adoption of ASU, Cumulative Effect Adjustment			878	(878)	—
Balances as of March 31, 2018	$1,296,539	$(6,357)	$404,757	$(6,866)	$1,688,073
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND FINANCIAL STATEMENT PRESENTATION
TEP is a regulated utility that generates, transmits, and distributes electricity to approximately 424,000 retail customers in a 1,155 square mile area in southeastern Arizona. TEP also sells electricity to other utilities and power marketing entities, located primarily in the western United States. TEP is a wholly-owned subsidiary of UNS Energy Corporation (UNS Energy), a utility services holding company. UNS Energy is an indirect wholly-owned subsidiary of Fortis Inc. (Fortis).
BASIS OF PRESENTATION
TEP's Condensed Consolidated Financial Statements and disclosures are presented in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America, including specific accounting guidance for regulated operations and the Securities and Exchange Commission's (SEC) interim reporting requirements.
The Condensed Consolidated Financial Statements include the accounts of TEP and its subsidiaries. In the consolidation process, accounts of the parent and subsidiaries are combined and intercompany balances and transactions are eliminated. TEP jointly owns several generation and transmission facilities with both affiliated and non-affiliated entities. TEP's proportionate share of jointly-owned facilities is recorded in Utility Plant on the Condensed Consolidated Balance Sheets, and its proportionate share of the operating costs associated with these facilities is included in the Condensed Consolidated Statements of Income. These Condensed Consolidated Financial Statements exclude some information and footnotes required by GAAP and the SEC for annual financial statement reporting and should be read in conjunction with the Consolidated Financial Statements and footnotes in TEP's 2017 Annual Report on Form 10-K.
The Condensed Consolidated Financial Statements are unaudited, but, in management's opinion, include all normal, recurring adjustments necessary for a fair presentation of the results for the interim periods presented. Because weather and other factors cause seasonal fluctuations in sales, TEP's quarterly operating results are not indicative of annual operating results.
Certain amounts from prior periods have been reclassified to conform to the current period presentation. Most notably, TEP combined captions on the Condensed Consolidated Statements of Income by reclassifying similar line items into a single line item as follows:

	As Filed	Reclassification	As Reclassified
(in thousands)	Three Months Ended March 31, 2017
Other Income (Deductions)
Interest Income	$93	$(93)	$—
Other Income	9,020	(9,020)	—
Other Expense	(761)	761	—
Appreciation in Value of Investments	734	(734)	—
Allowance For Equity Funds	—	1,358	1,358
Other, Net	—	7,728	7,728

Interest Expense
Long-Term Debt	15,436	(15,436)	—
Capital Leases	664	(664)	—
Other Interest Expense	215	(215)	—
Interest Capitalized	(530)	530	—
Allowance For Borrowed Funds	—	(530)	(530)
Interest Expense	—	16,315	16,315
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of March 31, 2018, the carrying amount of assets and liabilities in the balance sheet that relates to variable interests under long-term PPAs is predominantly related to working capital accounts and generally represents the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.
Restricted Cash
Restricted cash includes cash balances restricted regarding withdrawal or usage based on contractual or regulatory considerations. The following table presents the line items and amounts of cash, cash equivalents, and restricted cash reported on the balance sheet and reconciles their sum to the cash flow statement:

	Three Months Ended March 31,
(in millions)	2018	2017
Cash and Cash Equivalents	$20	$35
Restricted Cash included in:
Investments and Other Property	10	7
Current Assets—Other	2	—
Total Cash, Cash Equivalents, and Restricted Cash	$32	$42
Restricted cash included in Investments and Other Property on the Condensed Consolidated Balance Sheets represents cash contractually required to be set aside to pay TEP's share of mine reclamation costs at San Juan Generating Station (San Juan). Restricted cash included in Current Assets—Other represents cash required to be set aside by various contractual agreements.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Revenue from Contracts with Customers
Effective January 1, 2018, TEP adopted accounting guidance that requires recognition of revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the company expects to be entitled. The Company continues to recognize revenue for tariff-based sales to retail and wholesale customers, which represent TEP’s primary source of revenue, as power is delivered. TEP adopted the new guidance using the modified retrospective approach. There was no adjustment identified or recorded to the opening balance of retained earnings on adoption. The Company applied the new revenue guidance to contracts with customers that were not completed at the date of initial application, January 1, 2018. The new guidance requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. See Note 3 for additional disclosure related to TEP's operating revenues.
Compensation—Retirement Benefits
Effective January 1, 2018, TEP adopted accounting guidance that requires an employer to disaggregate the service cost component from the other components of net periodic benefit cost. TEP no longer capitalizes the non-service cost components of net periodic benefit cost as part of inventory or plant in service and presents non-service costs in Other, Net on the Condensed Consolidated Statements of Income. The adoption of this change in accounting principle did not have a material impact on TEP's financial position or results of operations.
Derivatives and Hedging
Effective January 1, 2018, TEP early adopted accounting guidance that simplifies the application of hedge accounting through changes to both the designation and measurement guidance and is intended to enable the Company to better portray the economics of its risk management activities in its financial statements. The adoption of this change in accounting principle had minimal impact to TEP's financial statements and disclosures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassification of Certain Tax Effects from AOCI
Effective January 1, 2018, TEP early adopted accounting guidance that permits reclassification of certain tax effects resulting from the TCJA from accumulated other comprehensive income (AOCI) to retained earnings. TEP applied the guidance as of the beginning of the period of adoption. On adoption, TEP recorded a one-time reclassification of $1 million from Accumulated Other Comprehensive Loss to Retained Earnings on the Condensed Consolidated Balance Sheets as a result of income tax effects due to the reduction in the U.S. federal statutory tax rate. See Note 10 for additional disclosure related to the TCJA.

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
2017 RATE ORDER
Provisions of the 2017 Rate Order, which were effective February 27, 2017, include, but are not limited to:

•	a non-fuel base rate increase of $81.5 million; and

•	adoption of TEP's proposed depreciation and amortization rates, which include a reduction in the depreciable life for San Juan Unit 1.
The ACC deferred matters related to net metering and rate design for new DG customers to a second phase of TEP’s rate case (Phase 2), which is currently expected to be completed in the second quarter of 2018. TEP cannot predict the outcome of these proceedings.
FEDERAL TAX LEGISLATION
Arizona Corporation Commission
In December 2017, the ACC opened a docket requesting that all regulated utilities submit proposals to address passing the ongoing benefits of the TCJA through to customers. In April 2018, the ACC approved TEP’s proposal to return the ongoing savings from the Company’s federal income tax reduction under the TCJA to its customers through a combination of a customer bill credit and a regulatory liability that reflects the deferral of the return of a portion of the savings (ACC Refund Order). The ACC Refund Order is effective May 1, 2018.
As a result of the ACC Refund Order, the Company will use a bill credit in 2018 to refund to customers: (i) $27.5 million related to the reduction in the federal corporate income tax rate; and (ii) $9 million related to the amortization of Excess Deferred Income Taxes (EDIT). TEP will continue to return savings to customers, per the ACC Refund Order, through a combination of a bill credit and a regulatory liability in 2019 and beyond. The customer bill credit will be trued-up annually to reflect actual kilowatt-hour (kWh) sales and EDIT amortization. The regulatory liability will accrue interest and be returned to customers as part of TEP's next rate case. TEP recorded $7 million in revenues subject to refund in the three months ended March 31, 2018, which reduced Operating Revenues on the Condensed Consolidated Statements of Income and increased Current Liabilities—Regulatory Liabilities on the Condensed Consolidated Balance Sheets as a result of the bill credit not becoming effective until May 2018. See Note 10 for additional information regarding the TCJA.
Federal Energy Regulatory Commission
In March 2018, the FERC issued an order directing TEP to either: (i) submit proposed revisions to its stated transmission rates or stated transmission revenue requirements to reflect the change in the federal corporate income tax rate as a result of the TCJA; or (ii) show cause why it should not be required to do so. In the same month, the FERC issued a Notice of Inquiry (NOI) regarding the effect of the TCJA. The NOI seeks comments on a number of issues including how to share the amortization of the EDIT regulatory liability balances in rates. TEP's response to the order and NOI is due in May 2018. TEP is evaluating whether its FERC-approved rates should be revised and cannot predict the impact the order or the NOI may have on results of operations in the current or future years. See Note 10 for additional information regarding the TCJA.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COST RECOVERY MECHANISMS
TEP has received regulatory decisions that allow for more timely recovery of certain costs through the recovery mechanisms described below.
Purchased Power and Fuel Adjustment Clause
TEP's Purchased Power and Fuel Adjustment Clause (PPFAC) rate is adjusted annually each April 1st and goes into effect for the subsequent 12-month period unless modified by the ACC. The PPFAC rate includes: (i) a forward component which is calculated by taking the difference between forecasted fuel and purchased power costs and the amount of those costs established in rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment (Retail Rates); and (ii) a true-up component that reconciles the difference between actual costs and those recovered in the preceding 12-month period. The PPFAC bank balance was over-collected by $4 million as of March 31, 2018 and by $9 million as of December 31, 2017.
The table below presents TEP's PPFAC rates approved by the ACC:

Period	Cents per kWh
May 2018 through March 2019	0.20
March 2017 through April 2018 (1)	(0.20)
May 2016 through February 2017	0.15

(1)	In February 2017, the ACC approved a PPFAC credit to begin returning the over-collected PPFAC bank balance to customers until the effective date of the 2018 PPFAC rate.
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
Energy Efficiency Standards
TEP is required to implement cost-effective Demand Side Management (DSM) programs to comply with the ACC's Energy Efficiency Standards (EE Standards). The EE Standards provide regulated utilities a DSM surcharge to recover from retail customers the costs to implement DSM programs, as well as an annual performance incentive. Energy savings realized through the programs count toward meeting the EE Standards and the associated lost revenue are partially recovered through the Lost Fixed Cost Recovery (LFCR) mechanism.
TEP earns the DSM performance incentive by meeting objectives stated in its energy efficiency implementation plan. The Company records its annual DSM performance incentive for the prior calendar year in the first quarter of each year, with $2 million recorded in both 2018 and 2017, included in Operating Revenues on the Condensed Consolidated Statements of Income.
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
TEP recorded regulatory assets and recognized LFCR revenues of $8 million and $6 million in the three months ended March 31, 2018 and 2017, respectively. LFCR revenues are included in Operating Revenues on the Condensed Consolidated Statements of Income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded in the balance sheet are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	March 31, 2018	December 31, 2017
Regulatory Assets
Pension and Other Postretirement Benefits	Various	$124	$126
Early Generation Retirement Costs (1)	Various	81	84
Income Taxes Recoverable through Future Rates	Various	40	40
Derivatives	3	36	18
Final Mine Reclamation and Retiree Healthcare Costs (2)	19	34	31
Lost Fixed Cost Recovery	2	33	29
Property Tax Deferrals	1	24	24
Springerville Unit 1 Leasehold Improvements (3)	5	13	14
Other Regulatory Assets	Various	22	22
Total Regulatory Assets		407	388
Less Current Portion	1	109	94
Total Non-Current Regulatory Assets		$298	$294

Regulatory Liabilities
Income Taxes Payable through Future Rates (4)	Various	$353	$353
Net Cost of Removal (5)	Various	178	180
Renewable Energy Standard	Various	47	44
Deferred Investment Tax Credits	Various	13	14
Other Regulatory Liabilities	Various	14	14
Total Regulatory Liabilities		605	605
Less Current Portion	1	93	89
Total Non-Current Regulatory Liabilities		$512	$516

(1)
Includes the net book value (NBV) and other related costs of Navajo Generating Station (Navajo) and H. Wilson Sundt Generating Station (Sundt) Units 1 and 2 reclassified from Utility Plant, Net on the Condensed Consolidated Balance Sheets due to the planned early retirement of the facilities. Navajo and Sundt Units 1 and 2 are being fully recovered in base rates using various useful lives through 2030.

(2)
Represents costs associated with TEP’s jointly-owned facilities at San Juan, Four Corners Generating Station (Four Corners), and Navajo. TEP recognizes these costs at future value and is permitted to recover these costs through the PPFAC mechanism. The majority of final mine reclamation costs are expected to occur through 2037.

(3)
Represents investments TEP made, which were previously recorded in Plant in Service on the Condensed Consolidated Balance Sheets, to ensure that the facilities continued to provide service to TEP's customers. TEP received ACC authorization to recover leasehold improvement costs at Springerville Generating Station (Springerville) Unit 1 over a 10-year amortization period.

(4)
Includes balances related to EDIT as a result of the revaluation of deferred income taxes in 2017 due to the TCJA. TEP is amortizing the EDIT balances in accordance with applicable federal income tax laws, which require the amortization of a majority of the balance over the remaining life of the related asset. In April 2018, the ACC Refund Order was approved requiring TEP to share EDIT amortization of the ACC-jurisdictional assets with customers. See Note 10 for additional information regarding the TCJA.

(5)
Represents an estimate of the future cost of retirement net of salvage value. These are amounts collected through revenue for transmission, distribution, and generation plant and general and intangible plant which are not yet expended.

Regulatory assets are either being collected or are expected to be collected through Retail Rates. With the exception of Early Generation Retirement Costs and Springerville Unit 1 Leasehold Improvements, TEP does not earn a return on regulatory assets. Regulatory liabilities represent items that TEP either expects to pay to customers through billing reductions in future

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

periods or plans to use for the purpose for which they were collected from customers. TEP does not pay a return on regulatory liabilities.
FERC COMPLIANCE
In 2016, the FERC issued orders relating to certain late-filed transmission service agreements (TSAs), which resulted in TEP paying time-value refunds to the counterparties of these TSAs. In January 2017, TEP and one of the TSA counterparties entered into a settlement agreement resulting in the counterparty paying TEP $8 million. The settlement amount was recorded in Other, Net on the Condensed Consolidated Statements of Income. As a result of the settlement, TEP dismissed a previously filed appeal. In May 2017, the FERC informed TEP that the related investigation was closed.

NOTE 3. REVENUE
TEP earns the majority of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. Most of the Company's contracts have a single performance obligation, the delivery of power. TEP satisfies the performance obligation over time as power is delivered and control is transferred to the customer. The Company bills for power sales based on the reading of electric meters on a systematic basis throughout the month. In general, TEP's contracts have payment terms of 10 to 20 weekdays from the date the bill is rendered. TEP considers any payment not received by the due date delinquent and charges the customer a late payment fee. No component of the transaction price is allocated to unsatisfied performance obligations.
TEP has certain contracts with variable transaction pricing that require it to estimate the resulting variable consideration. TEP's variable consideration includes revenues that are subject to refund and performance incentive revenues. TEP estimates variable consideration at the most likely amount to which the Company expects to be entitled and recognizes a refund liability until TEP is certain that the Company will be entitled to the consideration. The Company includes estimated amounts of variable consideration in the transaction price to the extent it is probable that changes in its estimate will not result in significant reversals of revenue in subsequent periods.
DISAGGREGATION OF REVENUES
The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended March 31,
(in millions)	2018	2017
Retail	$192	$191
Wholesale	38	35
Other Services	23	22
Revenues from Contracts with Customers	253	248
Alternative Revenues	9	8
Other	13	12
Total Operating Revenues	$275	$268
Retail Revenues
TEP’s tariff-based sales to residential, commercial, and industrial customers are regulated by the ACC and recognized when power is delivered at the amount of consideration that the Company expects to receive in exchange. Retail Revenues includes an estimate for unbilled revenues from service that has been provided but not billed by the end of an accounting period. At the end of the month, amounts of power delivered since the last meter reading are estimated and the corresponding unbilled revenue is calculated using anticipated Retail Rates. Unbilled revenues are dependent upon a number of factors that require management’s judgment including estimates of retail sales, customer usage patterns, and pricing. Once the usage is estimated, TEP applies the anticipated rate and records revenue. Unbilled revenues increase during the spring and summer months and decrease during the fall and winter months due to the seasonal fluctuations of TEP’s actual load. The timing of revenue recognition, billings, and cash collections results in billed and unbilled accounts receivable balances on the balance sheet. See Note 4 for components of Accounts Receivable, Net on the Condensed Consolidated Balance Sheets.
In January 2018, TEP began recognizing a provision for revenues subject to refund, which reduces operating revenues, and a current regulatory liability for amounts that are expected to be refunded to customers due to the reduction of the federal

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

corporate income tax rate. See Note 2 and Note 10 for more information regarding the impact of the TCJA on regulator-approved rates.
Wholesale Revenues
TEP’s operations include the wholesale marketing of electricity and transmission to other utilities and power marketers, which may include capacity, power, transmission, and ancillary services. When TEP promises to provide distinct services within a contract, the Company separates the contract into more than one performance obligation. The Company recognizes revenue for wholesale and transmission sales at FERC-approved rates based on demand (for capacity) or the reading of meters (for power). For contracts with multiple performance obligations, all deliverables are eligible for recognition in the month of production; therefore, it is not necessary to allocate the transaction price among the identified performance obligations.
Other Services Revenues
Other Services Revenues primarily include management fees for Springerville Unit 3, miscellaneous service-related revenues, and reimbursement of various operating expenses for the use of the Springerville Common Facilities by Springerville Units 3 and 4 and the Springerville Coal Handling Facilities by Springerville Unit 3. As the operating agent for the third-party owner of Springerville Unit 3, TEP may earn an annual incentive or be required to refund its monthly management fee based on unit availability.
Alternative Revenues
Alternative Revenue programs allow utilities to adjust future rates in response to past activities or completed events if certain criteria established by a regulator are met. TEP has identified its LFCR mechanism and DSM performance incentive as alternative revenues. See Note 2 for additional information regarding these cost recovery mechanisms.
Other Revenues
Other Revenues include gains and losses on derivative contracts, late and returned payment finance charges, and lease income. See Note 9 for information regarding derivative instruments.

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable, Net on the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2018	December 31, 2017
Customer (1)	$75	$81
Customer, Unbilled	35	39
Due from Affiliates (Note 5)	8	7
Other	17	16
Allowance for Doubtful Accounts	(5)	(5)
Accounts Receivable, Net	$130	$138

(1)	Includes $8 million as of March 31, 2018 and $9 million as of December 31, 2017, of receivables related to revenue from derivative instruments.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the components of related party balances included in Accounts Receivable, Net and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2018	December 31, 2017
Receivables from Related Parties
UNS Electric	$4	$5
UNS Gas	2	2
UNS Energy	2	—
Total Due from Related Parties	$8	$7

Payables to Related Parties
SES	$1	$3
UNS Energy	1	1
UNS Electric	1	—
Total Due to Related Parties	$3	$4
The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
(in millions)	2018	2017
Goods and Services Provided by TEP to Affiliates
Transmission Revenues, UNS Electric (1)	$2	$1
Control Area Services, UNS Electric (2)	—	1
Common Costs, UNS Energy Affiliates (3)	4	4

Goods and Services Provided by Affiliates to TEP
Supplemental Workforce, SES (4)	3	3
Corporate Services, UNS Energy (5)	2	1
Corporate Services, UNS Energy Affiliates (6)	2	1

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

(5)
Costs for Corporate Services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 82% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis management fees. TEP's share of Fortis' management fees for the three months ended March 31, 2018 and 2017 were $2 million and $1 million, respectively.

(6)
Costs for Corporate Services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. DEBT, CREDIT FACILITY, AND CAPITAL LEASE OBLIGATIONS
There have been no significant changes to TEP's debt, credit facility, or capital lease obligations from those reported in its 2017 Annual Report on Form 10-K, except as noted below.
CREDIT FACILITY
As of March 31, 2018, there was $219 million available under the revolving credit commitments and Letter of Credit (LOC) facilities. As of April 30, 2018, TEP had $190 million available under its revolving credit commitments and LOC facilities.
COVENANT COMPLIANCE
As of March 31, 2018, TEP was in compliance with the terms of its credit and long-term debt agreements.

NOTE 7. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
In addition to those reported in our 2017 Annual Report on Form 10-K, TEP entered into the following long-term commitments through March 31, 2018:

(in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Fuel, Including Transportation	$4	$5	$5	$5	$5	$1	$25
Fuel, Including Transportation
TEP has firm transportation agreements with capacity sufficient to meet its load requirements. These agreements expire in various years between 2018 and 2040. In January 2018, TEP entered into a transportation agreement with El Paso Natural Gas Company, LLC, extending the expiration date of the existing agreement from April 2018 to April 2023.
CONTINGENCIES
Legal Matters
TEP is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. TEP believes such normal and routine litigation will not have a material impact on its financial results. TEP is also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts on TEP and are disclosed below.
Claims Related to San Juan Generating Station
WildEarth Guardians
In 2013, WildEarth Guardians (WEG) filed a Petition for Review in the U.S. District Court for the District of Colorado against the Office of Surface Mining (OSM) challenging several unrelated mining plan modification approvals, including two issued in 2008 related to San Juan Coal Company’s (SJCC) San Juan Mine. The petition alleges various National Environmental Policy Act (NEPA) violations against the OSM, including: (i) failure to provide requisite public notice and participation, and (ii) failure to analyze certain environmental impacts. WEG’s petition seeks various forms of relief, including voiding and remanding the various mining modification approvals, enjoining the federal defendants from re-issuing the approvals until they can demonstrate compliance with the NEPA, and enjoining operations at the affected mines. SJCC intervened in this matter and was granted its motion to sever its claims from the lawsuit and transfer venue to the U.S. District Court for the District of New Mexico, where this matter is now pending. In July 2016, the federal defendants filed a motion asking that the matter be voluntarily remanded to the OSM so the OSM may prepare a new environmental impact statement (EIS) under the NEPA regarding the impacts of the San Juan Mine mining plan approval. In August 2016, the court issued an order granting the motion for remand to conduct further environmental analysis and complete an EIS by August 31, 2019. The order provides that: (i) the OSM's decision approving the mining plan will remain in effect during this process; or (ii) if the EIS is not completed by August 31, 2019, then the approved mine plan will immediately be vacated, absent further court order. The draft EIS is expected to be available for public comment in the second quarter of 2018. TEP cannot currently predict the outcome of this matter or the range of its potential impact.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mine Reclamation at Generation Facilities Not Operated by TEP
TEP pays ongoing mine reclamation costs related to coal mines that supply generation facilities in which TEP has an ownership interest but does not operate. TEP is also liable for a portion of final mine reclamation costs upon closure of the mines servicing Navajo, San Juan, and Four Corners. TEP’s share of reclamation costs at all three mines is expected to be $69 million upon expiration of the coal supply agreements, which expire between 2019 and 2031. The balance sheet reflected a total liability related to reclamation of $35 million as of March 31, 2018 and $34 million as of December 31, 2017.
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
Performance Guarantees
TEP has joint participation agreements with participants at Navajo, San Juan, Four Corners, and Luna Generating Station (Luna). The participants in each of the generation facilities, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. With the exception of Four Corners, there is no maximum potential amount of future payments TEP could be required to make under the guarantees. The maximum potential amount of future payments is $250 million at Four Corners. As of March 31, 2018, there have been no such payment defaults under any of the participation agreements. The Navajo participation agreement expires in 2019, San Juan in 2022, Four Corners in 2041, and Luna in 2046.
Environmental Matters
TEP is subject to federal, state, and local environmental laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species, and other environmental matters that have the potential to impact TEP's current and future operations. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, TEP is unable to predict the impact of the changing laws and regulations on its operations and financial results. TEP expects to recover the cost of environmental compliance from its ratepayers. TEP believes it is in material compliance with applicable environmental laws and regulations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
(in millions)	2018	2017	2018	2017
Service Cost	$4	$3	$1	$1
Interest Cost	4	4	—	—
Expected Return on Plan Assets	(7)	(6)	—	—
Amortization of Net Loss	2	2	—	—
Net Periodic Benefit Cost	$3	$3	$1	$1
The non-service components of net periodic benefit cost are included in Other, Net on the Condensed Consolidated Statements of Income.

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
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Total
(in millions)	March 31, 2018
Assets
Cash Equivalents(1)	$15	$—	$—	$15
Restricted Cash(1)	12	—	—	12
Energy Derivative Contracts, Regulatory Recovery(2)	—	9	1	10
Energy Derivative Contracts, No Regulatory Recovery(2)	—	—	2	2
Total Assets	27	9	3	39
Liabilities
Energy Derivative Contracts, Regulatory Recovery(2)	—	(45)	(1)	(46)
Energy Derivative Contracts, No Regulatory Recovery(2)	—	—	(1)	(1)
Interest Rate Swap(3)	—	(1)	—	(1)
Total Liabilities	—	(46)	(2)	(48)
Total Assets (Liabilities), Net	$27	$(37)	$1	$(9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	December 31, 2017
Assets
Cash Equivalents(1)	$30	$—	$—	$30
Restricted Cash(1)	12	—	—	12
Energy Derivative Contracts, Regulatory Recovery(2)	—	9	—	9
Energy Derivative Contracts, No Regulatory Recovery(2)	—	—	3	3
Total Assets	42	9	3	54
Liabilities
Energy Derivative Contracts, Regulatory Recovery(2)	—	(26)	—	(26)
Energy Derivative Contracts, No Regulatory Recovery(2)	—	—	(1)	(1)
Interest Rate Swap(3)	—	(1)	—	(1)
Total Liabilities	—	(27)	(1)	(28)
Total Assets (Liabilities), Net	$42	$(18)	$2	$26

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

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	March 31, 2018
Derivative Assets
Energy Derivative Contracts	$12	$11	$—	$1
Derivative Liabilities
Energy Derivative Contracts	(47)	(11)	—	(36)
Interest Rate Swap	(1)	—	—	(1)

(in millions)	December 31, 2017
Derivative Assets
Energy Derivative Contracts	$12	$10	$—	$2
Derivative Liabilities
Energy Derivative Contracts	(27)	(10)	—	(17)
Interest Rate Swap	(1)	—	—	(1)
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
Cash Flow Hedges
To mitigate the exposure to volatility in variable interest rates on debt, TEP has an interest rate swap agreement that expires January 2020. The after-tax unrealized gains and losses on cash flow hedge activities are reported in the statement of comprehensive income. The loss expected to be reclassified to earnings within the next twelve months is estimated to be less than $1 million. The realized losses from its cash flow hedge, recorded in Interest Expense on the Condensed Consolidated Statements of Income are less than $1 million for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, the total notional amount of the interest rate swap was $12 million.
Energy Derivative Contracts, Regulatory Recovery
TEP records unrealized gains and losses on energy purchase contracts that are recoverable through the PPFAC mechanism on the balance sheet as a regulatory asset or a regulatory liability rather than reporting the transaction in the income statement or in the statement of other comprehensive income, as shown in the following table:

	Three Months Ended March 31,
(in millions)	2018	2017
Unrealized Net Gain (Loss) Recorded to Regulatory (Assets) Liabilities	$(18)	$(5)
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
Derivative Volumes
As of March 31, 2018, TEP had energy contracts that will settle on various expiration dates through 2029. The volumes associated with the energy contracts were as follows:

	March 31, 2018	December 31, 2017
Power Contracts GWh	1,553	2,589
Gas Contracts BBtu	154,521	137,952

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 Fair Value Measurements
The following tables provide quantitative information regarding significant unobservable inputs in TEP’s Level 3 fair value measurements:

	Valuation Approach	Fair Value of			Range of Unobservable Input
		Assets	Liabilities	Unobservable Inputs
(in millions)	March 31, 2018
Forward Power Contracts	Market approach	$3	$(2)	Market price per MWh	$15.25	$39.45

(in millions)	December 31, 2017
Forward Power Contracts	Market approach	$3	$(1)	Market price per MWh	$17.65	$34.60
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
The following table presents a reconciliation of changes in the fair value of net assets and liabilities classified as Level 3 in the fair value hierarchy, and the gains (losses) attributable to the change in unrealized gains (losses) relating to assets (liabilities) still held at the end of the period:

	Three Months Ended March 31,
(in millions)	2018	2017
Beginning of Period	$2	$1
Gains (Losses) Recorded
Regulatory Assets or Liabilities, Derivative Instruments	—	1
Settlements	(1)	(1)
End of Period	$1	$1

Gains (Losses), Assets (Liabilities) Still Held	$—	$1
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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $39 million as of March 31, 2018, compared with $27 million as of December 31, 2017. As of March 31, 2018, TEP had no LOCs as credit enhancements with its counterparties. If the credit risk contingent features were triggered on March 31, 2018, TEP would have been required to post an additional $39 million of collateral of which $8 million relates to outstanding net payable balances for settled positions.

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

The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the face value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Face Value		Fair Value
(in millions)		March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$1,466	$1,466	$1,507	$1,547

NOTE 10. INCOME TAXES
Income tax expense differs from the amount of income tax determined by applying the statutory federal income tax rate of 21% in 2018 and 35% in 2017 to pre-tax income due to the following:

	Three Months Ended March 31,
(in millions)	2018	2017
Federal Income Tax Expense at Statutory Rate	$6	$11
State Income Tax Expense, Net of Federal Deduction	1	1
Federal/State Tax Credits	(2)	(1)
Excess Deferred Income Taxes	(1)	—
Other	—	(1)
Total Federal and State Income Tax Expense	$4	$10
On December 22, 2017, the President of the United States of America signed into law the TCJA, which enacted significant changes to the Internal Revenue Code including a reduction in the federal corporate income tax rate from up to 35% to 21% effective for tax years beginning after 2017. In addition, the TCJA provided modifications to bonus depreciation rules and limitations on the deductibility of interest expense, both of which include carve-outs for regulated utilities.
As a result of the TCJA, the Company was required to revalue its deferred tax assets and liabilities at the new federal tax rate as of the date of enactment. This resulted in a net decrease to deferred income tax liabilities and the establishment of a regulatory liability related to EDIT. TEP is amortizing the EDIT balance in accordance with applicable federal income tax laws, which require the amortization of a majority of the balance over the remaining life of the related plant. In April 2018, the ACC Refund Order was approved requiring TEP to share EDIT amortization of the ACC-jurisdictional assets with customers. The EDIT balance related to the effects of the TCJA included in Regulatory Liabilities on the Consolidated Balance Sheets was $341 million as of March 31, 2018. See Note 2 for additional information regarding the ACC Refund Order and the FERC NOI.
TEP is still in the process of evaluating the bonus depreciation carve-out for regulated utilities and anticipates further clarification from the Internal Revenue Service. TEP has not recorded any additional estimated provision for bonus depreciation from the adjustment made as of December 31, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

NOTE 11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
TEP considers the applicability and impact of all Accounting Standard Updates (ASU) issued by the Financial Accounting Standards Board (FASB). The following updates have been issued, but have not yet been adopted by TEP. Updates not listed below were assessed and either determined to not be applicable or are expected to have a minimal impact on TEP's financial position, results of operations, and disclosures.
LEASES
In February 2016, the FASB issued an ASU that will require the recognition of leased assets and liabilities by lessees for those leases classified as operating leases under current GAAP and disclose additional quantitative and qualitative information about leasing arrangements. The standard is effective for periods beginning January 1, 2019, and is to be applied using a modified retrospective approach with practical expedient options. Early adoption is permitted. In January 2018, the FASB issued an additional optional practical expedient that permits entities to not evaluate existing land easements that were not previously accounted for as leases. TEP plans to adopt this guidance, including the practical expedients, effective January 1, 2019 and is evaluating the impact of this ASU to its financial position and disclosures. TEP does not expect the new ASU to materially affect its results of operations or cash flows. Management continues to monitor standard-setting activities that may affect the transition requirements of the new lease standard.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the financial condition, and the outlook for TEP. It includes the following:

•	outlook and strategies;

•	operating results in the first three months of 2018 compared with the same period in 2017;

•	factors affecting our results of operations and outlook;

•	liquidity and capital resources including contractual obligations, capital expenditures, and environmental matters;

•	critical accounting policies and estimates; and

•	recent accounting pronouncements.
Management’s Discussion and Analysis includes financial information prepared in accordance with GAAP financial measures.
Management’s Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes that appear in Part I, Item 1 of this Form 10-Q. For information on factors that may cause our future results to differ from those we currently seek or anticipate, see Forward-Looking Information at the front of this report and Risk Factors in Part 1, Item 1A of our 2017 Annual Report on Form 10-K, and in Part II, Item 1A of this Form 10-Q.
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

•
Continuing to focus on our long-term resource diversification strategy, including shifting from coal to natural gas, renewables, and energy efficiency while providing rate stability for our customers, mitigating environmental impacts, complying with regulatory requirements, leveraging and improving our existing utility infrastructure, and maintaining financial strength. This long-term strategy includes a target of meeting 30% of our customers’ energy needs with non-carbon emitting resources by 2030. This resource strategy may be impacted by various energy policy proposals currently under consideration in Arizona.

•
Focusing on our core utility business through operational excellence, promoting economic development in our service territory, investing in infrastructure to ensure reliable service, and maintaining a strong community presence.

2018 Operational and Financial Highlights
Management's Discussion and Analysis includes the following notable items:

•
In March 2018, TEP filed an application with the ACC to return savings related to the Company’s federal income tax reduction under the TCJA to its customers through a combination of a customer bill credit and a regulatory liability that reflects the deferral of the return of a portion of the savings. The ACC approved our proposal in April 2018.

•
In March 2018, the FERC issued an order directing TEP to either: (i) submit proposed revisions to its stated transmission rates or stated revenue requirement to reflect the change in the federal corporate income tax rate as a result of the TCJA; or (ii) show cause why it should not be required to do so. In the same month, the FERC issued a NOI seeking comments on a number of issues including how to share the amortization of EDIT regulatory liability balances in rates and the impacts of changes in bonus depreciation. TEP's response to the order and NOI is due in May 2018.

RESULTS OF OPERATIONS
The following discussion provides the significant items that affected TEP's results of operations in the first three months of 2018 compared with the same period in 2017. The significant items affecting net income are presented on an after-tax basis.
The first three months of 2018 compared with the first three months of 2017
TEP reported net income of $24 million in the first three months of 2018 compared with net income of $21 million in the first three months of 2017. The increase of $3 million, or 14%, was primarily due to:

•	$11 million in higher retail revenue primarily due to an increase in rates as approved in the 2017 Rate Order that took effect February 27, 2017; and

•
$5 million in lower income tax expense primarily due to the reduction of the federal corporate income tax rate related to the enactment of the TCJA. See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the TCJA.

The increase was partially offset by:

•
$6 million in lower retail revenue associated with a provision recorded for revenues subject to refund due to the reduction of the federal corporate income tax rate. In March 2018, TEP filed a proposal with the ACC to return savings related to the Company’s federal income tax reduction under the TCJA to its customers. The proposal was approved by the ACC in April 2018. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the ACC Refund Order; and

•
$5 million in lower income from a settlement agreement associated with late-filed TSAs in 2017. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the settlement agreement.

Retail Revenues and Key Statistics
The following table provides key statistics impacting operating revenues:

	Three Months Ended March 31,		Increase (Decrease)
($ and kWh in millions)	2018	2017	Percent
Operating Revenues	$275	$268	2.6%

Electric Sales (kWh)
Residential	648	687	(5.7)%
Commercial	427	439	(2.7)%
Industrial	440	445	(1.1)%
Mining	252	244	3.3%
Public Authorities	4	5	(20.0)%
Total Retail Sales	1,771	1,820	(2.7)%
Wholesale, Long-Term	79	84	(6.0)%
Wholesale, Short-Term	1,099	1,115	(1.4)%
Total Electric Sales	2,949	3,019	(2.3)%

Total Retail Customers	424,116	421,790	0.6%

Average Revenue Per kWh (Cents/kWh)
Retail	10.85	10.51	3.2%
Wholesale	3.71	3.55	4.5%
Operating Revenues increased by $7 million in the first three months of 2018 when compared with the same period in 2017 primarily due to higher retail revenues related to an increase in rates as approved in the 2017 Rate Order that took effect

February 27, 2017. The increase was partially offset by a provision recorded for revenues subject to refund due to the reduction of the federal corporate income tax rate. In March 2018, TEP filed an application with the ACC to return savings of the Company’s federal income tax reduction under the TCJA to its customers. The proposal was approved by the ACC in April 2018. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the ACC Refund Order.
Operating Expenses
Fuel and Purchased Power Expense
Fuel and Purchased Power Expense, which includes PPFAC recovery treatment, decreased by $2 million, or 2%, in the first three months of 2018, compared with the same period in 2017. The decrease was primarily due to a decrease in Purchased Power, Non-Renewable volumes and a decrease in the average cost of Natural Gas. The decrease was partially offset by an increase in Gas-Fired Generation volumes.
The following tables present TEP’s sources of energy and average cost of power by type:

	Three Months Ended March 31,		Increase (Decrease)
(kWh in millions)	2018	2017	Percent
Sources of Energy
Coal-Fired Generation	1,714	2,009	(14.7)%
Gas-Fired Generation	882	529	66.7%
Utility-Owned Renewable Generation	18	19	(5.3)%
Total Generation	2,614	2,557	2.2%
Purchased Power, Non-Renewable	311	462	(32.7)%
Purchased Power, Renewable	155	156	(0.6)%
Total Generation and Purchased Power	3,080	3,175	(3.0)%

(cents per kWh)
Average Fuel Cost of Generated Power
Coal	2.73	2.38	14.7%
Natural Gas	2.27	3.29	(31.0)%
Average Cost of Purchased Power
Purchased Power, Non-Renewable	2.91	2.98	(2.3)%
Purchased Power, Renewable	7.28	6.74	8.0%
Operations and Maintenance Expense
Operations and Maintenance Expense increased by $1 million, or 1%, in the first three months of 2018 compared with the same period in 2017. The increase was primarily due to an increase in maintenance expense related to planned outages in 2018 at Springerville Unit 3. Expenses related to Springerville Unit 3 are reimbursed by Tri-State Generation and Transmission Association, Inc., the lessee, with corresponding amounts recorded in Operating Revenues on the Condensed Consolidated Statements of Income. The increase was partially offset by a decrease in maintenance expense due to planned outages in 2017 at Springerville Unit 1 not occurring in 2018.
Other Income (Expense)
Other Income (Expense) decreased by $8 million in the first three months of 2018 compared with the same period in 2017. The decrease was primarily due to a settlement agreement in 2017 related to late-filed TSAs. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the settlement agreement.
Income Tax Expense
Income Tax Expense decreased by $5 million, or 56%, in the first three months of 2018 compared with the same period in 2017. The decrease was primarily due to the reduction of the federal corporate income tax rate related to the enactment of the

TCJA. See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the TCJA.
FACTORS AFFECTING RESULTS OF OPERATIONS
Regulatory Matters
TEP is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Part II, Item 7 of our 2017 Annual Report on Form 10-K and new regulatory matters occurring in 2018.
2017 Rate Order
Provisions of the 2017 Rate Order include, but are not limited to:

•	a non-fuel base rate increase of $81.5 million, a cost of equity component of 9.75%, and a cost of debt component of 4.32%; and

•	adoption of TEP's proposed depreciation and amortization rates, which include a reduction in the depreciable life for San Juan Unit 1.
The ACC deferred matters related to net metering and rate design for new DG customers to Phase 2. See Distributed Generation below.
Distributed Generation
In 2016, the ACC approved an order related to the Value and Cost of DG docket that began to reform net metering in Arizona. The order adopted a number of net metering changes and polices including a requirement that TEP establish a DG export rate and create separate rate classes for new DG customers. The ACC deferred matters related to the DG export rate and rate design for new DG customers to Phase 2, which is currently expected to be completed in the second quarter of 2018. TEP cannot predict the outcome of these proceedings.
Federal Income Tax Legislation
Arizona Corporation Commission
In December 2017, the ACC opened a docket requesting that all regulated utilities submit proposals to address passing the ongoing benefits of the TCJA through to customers. In April 2018, the ACC Refund Order was approved effective May 1, 2018. The Order provided that, we refund customers a total of $36.5 million through a bill credit in 2018. In 2019 and beyond, TEP will continue to return savings to customers through a combination of a bill credit and a regulatory liability. The customer bill credit will be trued-up annually to reflect actual kWh sales and EDIT amortization. The regulatory liability will accrue interest and be returned to customers as part of our next rate case. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the ACC Refund Order.
Federal Energy Regulatory Commission
In March 2018, the FERC issued an order directing TEP to either: (i) submit proposed revisions to its stated transmission rates or stated transmission revenue requirement to reflect the change in the federal corporate income tax rate as a result of the TCJA; or (ii) show cause why it should not be required to do so. In the same month, the FERC issued a NOI regarding the effect of the TCJA. The NOI seeks comments on a number of issues including how to share the amortization of the EDIT regulatory liability balances in rates and the impacts of changes in bonus depreciation. TEP's response to the order and NOI is due in May 2018. TEP is evaluating whether its FERC-approved rates should be revised and cannot predict the impact the order or the NOI may have on results of operations in the current or future years.
Generating Resources
TEP’s long-term strategy is to shift to a more diverse, sustainable energy portfolio including expanding renewable energy and natural gas-fired resources while reducing reliance on coal-fired generating resources. TEP's existing coal-fired generation fleet faces a number of uncertainties impacting the viability of continued operations, including competition from other resources, fuel supply and land lease contract extensions, environmental regulations, and, for jointly owned facilities, the willingness of other owners to continue their participation. Given this uncertainty, TEP may consider options that include changes in generation facility ownership shares, unit shutdowns, or the sale of generation assets to third-parties. TEP will seek regulatory recovery for amounts that would not otherwise be recovered, if any, as a result of these actions.

As of March 31, 2018, approximately 49% of TEP's generation capacity was from coal-fired generation resources.
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
See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the planned early retirement of Navajo.
Sundt Generating Station
In 2017, TEP submitted an Application to the Pima County Department of Environmental Quality related to a generation modernization project at Sundt. In conjunction with the project, TEP will discontinue operation of Sundt Units 1 and 2 prior to commercial operation of the Reciprocating Internal Combustion Engines (RICE). We plan to seek recovery of all unrecovered costs in our next ACC rate case.
Under the project outlined in the Application, TEP will invest in a total of 190 MW of nominal capacity generators with the first 95 MW scheduled for commercial operation in the third quarter of 2019, and 95 MW scheduled for commercial operation by November 2019. The RICE generators balance the variability of intermittent renewable energy resources and will replace 162 MW of nominal net generation capacity from Sundt Units 1 and 2, which are less efficient and lack the quick start, fast ramp capabilities of RICE generators.
See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the planned early retirement of Sundt Units 1 and 2.
Gila River Generating Station
In 2017, TEP entered into a 20-year Tolling PPA with Salt River Project Agricultural Improvement and Power District (SRP) to purchase and receive all 550 MW of capacity, power, and ancillary services from Gila River Unit 2 (Tolling PPA). TEP’s obligations under the Tolling PPA are contingent upon SRP's acquisition of Gila River Units 1 and 2. In October 2017, SRP entered into a separate agreement with a third party to acquire Gila River Units 1 and 2 that is expected to be completed in May 2018 (Gila Acquisition). If the Gila Acquisition is terminated for any reason, either TEP or SRP may terminate the Tolling PPA without cost or penalty by providing written notice to the other party. The Tolling PPA provides TEP with an option to purchase Gila River Unit 2 during a three-year period beginning on the date the Gila Acquisition is completed. TEP's purchase option price for Gila River Unit 2 is expected to be $165 million, but is dependent upon SRP's final purchase price. The Tolling PPA will replace coal-fired generation scheduled for early retirement and provide near term opportunities for sales into the wholesale market.
Interest Rates
See Part II, Item 7A in our 2017 Annual Report on Form 10-K and Part II, Item 3 of this Form 10-Q for information regarding interest rate risks and its impact on earnings.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Cash flows may vary during the year with cash flows from operations being typically the lowest in the first quarter of the year and highest in the third quarter due to TEP’s summer peaking load. As a result of the varied seasonal cash flows, we will use, as needed, our revolving credit facility to assist in funding our business activities. We believe that we have sufficient liquidity under our revolving credit facility to meet short-term working capital needs and to provide credit enhancement as necessary under energy procurement and hedging agreements. The availability and terms under which TEP has access to external financing depends on a variety of factors, including its credit ratings and conditions in the overall capital markets.
Available Liquidity

(in millions)	March 31, 2018
Cash and Cash Equivalents	$20
Amount Available under Revolving Credit Facility (1)	219
Total Liquidity	$239

(1)	TEP's revolving credit facility provides for $250 million of revolving credit commitments with a LOC sublimit of $50 million and a maturity date of October 2022.
Future Liquidity Requirements
We expect to meet all of our financial obligations and other anticipated cash outflows for the foreseeable future. These obligations and anticipated cash outflows include, but are not limited to, dividend payments, debt maturities, and obligations included in the Contractual Obligations and forecasted Capital Expenditures tables reported in our 2017 Annual Report on Form 10-K and the material changes summarized below in the respective sections.
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
The table below incorporates the new accounting guidance and presents net cash provided by (used for) operating, investing and financing activities and its effect on cash, cash equivalents, and restricted cash:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2018	2017	Percent
Operating Activities	$84	$98	(14.3)%
Investing Activities	(87)	(89)	(2.2)%
Financing Activities	(15)	(10)	50.0%
Net Decrease	(18)	(1)	*
Beginning of Period	50	43	16.3%
End of Period	$32	$42	(23.8)%
* Not meaningful
Operating Activities
In the first three months of 2018, net cash flows from operating activities decreased by $14 million compared with the same period in 2017. The decrease is primarily due to: (i) $8 million in cash proceeds received from a settlement agreement associated with late-filed TSAs in January 2017; and (ii) changes in working capital primarily related to the timing of billing collections and payments.
Investing Activities
In the first three months of 2018, there were no significant changes to net cash flows used for investing activities compared with the same period in 2017.
Financing Activities
In the first three months of 2018, net cash flows used for financing activities increased by $5 million compared with the same period in 2017 primarily due to an increase in proceeds borrowed, net of repayments, under our revolving credit facility.

Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of March 31, 2018, TEP's short-term investments included highly-rated and liquid money market funds.
Access to Revolving Credit Facility
We have access to working capital through a revolving credit agreement with lenders. TEP expects that amounts borrowed under the credit facility will be used for working capital and other general corporate purposes and that LOCs will be issued from time to time to support energy procurement and hedging transactions. As of March 31, 2018, there was $219 million available under the revolving credit commitments and LOC facility. As of April 30, 2018, TEP had $190 million available under its revolving credit commitments and LOC facility.
For details of TEP's credit facility see Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8 in our 2017 Annual Report on Form 10-K.
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
In connection with the anticipated refinancing of the tax-exempt pollution control bonds backed by an LOC which expires in 2019, we anticipate the LOC and the 2010 Reimbursement Agreement to be terminated once the bonds are no longer outstanding.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of March 31, 2018, the S&P Global Ratings' and the Moody’s Investors Service's credit ratings of our senior unsecured debt were A- and A3, respectively.
Our credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of these credit ratings is not a recommendation to buy, sell, or hold TEP securities. Each rating should be evaluated independently of any other ratings.
Certain of TEP's debt agreements contain pricing based on our credit ratings. A change in TEP’s credit ratings can cause an increase or decrease in the amount of interest we pay on our borrowings and the amount of fees we pay for our LOCs and unused commitments.
Debt Covenants
Under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of March 31, 2018, TEP was in compliance with these covenants.
We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.

Contribution from Parent
TEP received no equity contributions in the first three months of 2018 and 2017.
Dividends Paid to Parent
TEP did not declare or pay dividends to UNS Energy in the first three months of 2018 and 2017.
Master Trading Agreements
TEP conducts its wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, TEP may be required to post credit enhancements in the form of cash or an LOC due to exposures exceeding unsecured credit limits provided to TEP, changes in contract values, changes in TEP’s credit ratings, or material changes in TEP’s creditworthiness. As of March 31, 2018, TEP had posted no cash or LOCs as credit enhancements with its counterparties.
Capital Expenditures
TEP's routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. In the first three months of 2018, there have been no changes in TEP's forecasted capital expenditures from those reported in our 2017 Annual Report on Form 10-K, other than normal recurring subsequent review adjustments.
Contractual Obligations
In the first three months of 2018, there have been no material changes outside the ordinary course of business to contractual obligations as reported in our 2017 Annual Report on Form 10-K, except as noted below.
In January 2018, TEP entered into a new long term commitment as described in Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
Other than the unrecorded contractual obligations reported on the contractual obligations table presented in our 2017 Annual Report on Form 10-K, we do not have any arrangements or relationships with entities that are not consolidated into the financial statements.
Income Tax Position
Tax legislation previously in effect included provisions that made qualified property placed in service starting in 2010 eligible for bonus depreciation for tax purposes. In addition, the IRS had issued guidance related to the treatment of expenditures to maintain, replace, or improve property. These provisions were an acceleration of tax benefits we otherwise would have received over 20 years and created net operating loss carryforwards that could have been used to offset future taxable income. As a result, we did not pay any federal or state income taxes in the first three months of 2018. Under the TCJA, we will not be eligible for bonus depreciation for property placed in service after 2017, which will accelerate utilization of our net operating loss carryforwards. We offset net operating loss carryforwards against taxable income and do not expect to make federal or state income tax payments until 2020.
See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the TCJA.
Environmental Matters
The Environmental Protection Agency (EPA) regulates the amount of sulfur dioxide (SO2), nitrogen oxides (NOx), carbon dioxide (CO2), particulate matter, mercury and other by-products produced by generation facilities. We may incur additional costs to comply with future changes in federal and state environmental laws, regulations, and permit requirements at our generation facilities. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, we are unable to predict the impact of the changing laws and regulations on our operations and consolidated financial results. Complying with these changes may reduce operating efficiency and increase capital and operating costs. TEP will request recovery from its customer of the costs of environmental compliance through cost recovery mechanisms and Retail Rates.

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
Four Corners Generating Station
In December 2013, Arizona Public Service Company, on behalf of the co-owners of Four Corners, notified the EPA that they have chosen an alternative BART compliance strategy. As a result, Arizona Public Service Company closed Units 1, 2, and 3 in December 2013 and agreed to install SCR on Units 4 and 5. TEP owns 7% of Four Corners Units 4 and 5. TEP's estimated share of NOx emissions control costs to comply with the rules is $44 million in capital expenditures and $2 million in annual operations and maintenance expenses. The SCR projects are scheduled to be completed by July 2018.
Navajo Generating Station
In August 2014, the EPA published a final Federal Implementation Plan (FIP) which provides that: (i) one unit at Navajo will be shut down by 2020; (ii) SCR, or the equivalent, will be installed on the remaining two units by 2030; and (iii) conventional coal-fired generation will cease by December 2044. The final BART rule includes options that accommodate potential ownership changes at the facility. The facility had until December 2019 to notify the EPA of how it will comply with the FIP.
As a result of the early retirement of Navajo, TEP and the co-owners will no longer be responsible for implementing the FIP. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the early retirement of Navajo.
San Juan Generating Station
In October 2014, the EPA published a final rule approving a revised State Implementation Plan (SIP) covering BART requirements for San Juan, which included: (i) the closure of Units 2 and 3 by the end of December 2017; and (ii) the installation of Selective Non-Catalytic Reduction (SNCR) on Units 1 and 4. TEP owns 50% of Units 1 and 2. Public Service Company of New Mexico, the operator of San Juan, completed the installation of SNCR in February 2016 and ceased operations at Units 2 and 3 in December 2017.
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
In October 2017, the EPA issued a proposal to repeal the CPP and in December 2017, the EPA issued an Advance Notice of Proposed Rulemaking soliciting information about the intent to replace the CPP with a rule establishing new emissions guidelines. TEP will continue to work with the other Arizona and New Mexico utilities, as well as the appropriate regulatory agencies, to develop appropriate responses to the EPA's proposals and compliance strategies as needed. TEP is unable to determine the impact to its facilities until all legal challenges have been resolved and any new regulations have been promulgated.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to apply accounting policies and make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the three months ended March 31, 2018, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.
ACCOUNTING PRONOUNCEMENTS
For a discussion of new accounting pronouncements affecting TEP, see Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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
There have been no additional risks and no material changes to market risks disclosed in Part II, Item 7A in our 2017 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13(a) – 15(e) or Rule 15(d) – 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures are effective as of March 31, 2018.
While TEP continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting, there has been no change in TEP’s internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of certain legal proceedings affecting TEP, refer to Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS
The business and financial results of TEP are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2017 Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our 2017 Form 10-K.

ITEM 5. OTHER INFORMATION
RATIO OF EARNINGS TO FIXED CHARGES

	Three Months Ended	Twelve Months Ended
	March 31, 2018	March 31, 2018
Ratio of Earnings to Fixed Charges	2.66	5.08
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

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	April 30, 2018	/s/ Frank P. Marino
Frank P. Marino
Vice President and Chief Financial Officer
(Principal Financial Officer)