Form 10-Q
period 2018-06-30
TUCSON ELECTRIC POWER CO
filed 2018-07-31
CIK 100122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ (Do not check if a smaller reporting company) Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All shares of outstanding common stock of Tucson Electric Power Company are held by its parent company, UNS Energy Corporation, which is an indirect, wholly-owned subsidiary of Fortis Inc. There were 32,139,434 shares of common stock, no par value, outstanding as of July 30, 2018.

i

DEFINITIONS
The abbreviations and acronyms used in the first six months of 2018 Form 10-Q are defined below:

2010 Reimbursement Agreement	Reimbursement Agreement, dated December 14, 2010, between TEP, as borrower, and a financial institution
2017 Rate Order	A rate order issued by the ACC resulting in a new rate structure for TEP, effective on February 27, 2017
ACC	Arizona Corporation Commission
ACC Refund Order
An order issued by the ACC approving TEP’s proposal to return ongoing savings from the Company’s federal corporate income tax rate under the TCJA to its customers through a combination of a customer bill credit and a regulatory liability that reflects the deferral of the return of a portion of the savings

ASU	Accounting Standard Update
BART	Best Available Retrofit Technology
BBtu	Billion British thermal units
DG	Distributed Generation
DSM	Demand Side Management
EDIT	Excess Deferred Income Taxes
EE Standards	Energy Efficiency Standards
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FERC Refund Order
An order issued by the FERC directing TEP to either: (i) submit proposed revisions to its stated transmission rates or stated transmission revenue requirements to reflect the change in the federal corporate income tax rate as a result of the TCJA; or (ii) show cause why it should not be required to do so

Fortis
Fortis Inc., a corporation incorporated under the Corporations Act of Newfoundland and Labrador, Canada, whose principal executive offices are located at Fortis Place, Suite 1100, 5 Springdale Street, St. John's, NL A1E 0E4

Four Corners	Four Corners Generating Station
GAAP	Generally Accepted Accounting Principles in the United States of America
Gila Acquisition	SRP entered into an agreement to acquire Gila River Units 1 and 2 from third-parties
Gila River	Gila River Generating Station
GWh	Gigawatt-hour(s)
kWh	Kilowatt-hour(s)
LFCR	Lost Fixed Cost Recovery
LOC	Letter(s) of Credit
Luna	Luna Generating Station
MW	Megawatt(s)
MWh	Megawatt-hour(s)
Navajo	Navajo Generating Station
NBV	Net Book Value
NOI	Notice of Inquiry
Phase 2	Second phase of TEP's rate case proceedings originally filed November 2015
PPA	Power Purchase Agreement
PPFAC	Purchased Power and Fuel Adjustment Clause
Regional Haze Rules	Rules promulgated by the EPA to improve visibility at national parks and wilderness areas
RES	Renewable Energy Standard
Retail Rates	Rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment
San Juan	San Juan Generating Station
SCR	Selective Catalytic Reduction

SES	Southwest Energy Solutions, Inc.
Springerville	Springerville Generating Station
SRP	Salt River Project Agricultural Improvement and Power District
Sundt	H. Wilson Sundt Generating Station
TCJA
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law enacting significant changes to the Internal Revenue Code including a reduction in the federal corporate income tax rate from 35% to 21% effective for tax years beginning after 2017

TEP	Tucson Electric Power Company, the principal subsidiary of UNS Energy Corporation
Tolling PPA	A 20-year tolling PPA that TEP entered into in 2017 with SRP to purchase and receive all 550 MW of capacity, power, and ancillary services from Gila River Unit 2
TSA	Transmission Service Agreement
UNS Electric	UNS Electric, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
UNS Energy	UNS Energy Corporation, the parent company of TEP, whose principal executive offices are located at 88 East Broadway Boulevard, Tucson, Arizona 85701
UNS Energy Affiliates	Affiliated subsidiaries of UNS Energy Corporation including UniSource Energy Services, Inc., UNS Electric, Inc., UNS Gas, Inc., and Southwest Energy Solutions, Inc.
UNS Gas	UNS Gas, Inc., an indirect wholly-owned subsidiary of UNS Energy Corporation
VIE	Variable Interest Entity

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

v

PART I
ITEM 1. FINANCIAL STATEMENTS
TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues	$354,246	$352,144	$629,336	$620,526

Operating Expenses
Fuel	62,870	59,744	130,893	126,472
Purchased Power	32,389	43,841	52,753	68,136
Transmission and Other PPFAC Recoverable Costs	9,909	7,983	19,700	16,882
Increase (Decrease) to Reflect PPFAC Recovery Treatment	13,372	(7,417)	5,406	(15,607)
Total Fuel and Purchased Power	118,540	104,151	208,752	195,883
Operations and Maintenance	93,445	84,490	176,601	166,631
Depreciation	39,418	38,208	78,294	76,365
Amortization	6,021	5,458	12,042	10,860
Taxes Other Than Income Taxes	14,299	12,980	28,479	26,780
Total Operating Expenses	271,723	245,287	504,168	476,519

Operating Income	82,523	106,857	125,168	144,007

Other Income (Expense)
Interest Expense	(16,707)	(16,366)	(33,192)	(32,681)
Allowance For Borrowed Funds	706	590	1,393	1,120
Allowance For Equity Funds	1,532	1,434	3,177	2,792
Other, Net	1,679	579	1,255	8,307
Total Other Income (Expense)	(12,790)	(13,763)	(27,367)	(20,462)

Income Before Income Tax Expense	69,733	93,094	97,801	123,545
Income Tax Expense	12,136	32,159	16,401	41,851
Net Income	$57,597	$60,935	$81,400	$81,694
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Comprehensive Income
Net Income	$57,597	$60,935	$81,400	$81,694
Other Comprehensive Income
Net Changes in Fair Value of Cash Flow Hedges:
Net of Income Tax Expense of $32 and $59	96	96
Net of Income Tax Expense of $73 and $133			219	215
Supplemental Executive Retirement Plan Adjustments:
Net of Income Tax Expense of $39 and $43	117	70
Net of Income Tax Expense of $79 and $86			232	140
Total Other Comprehensive Income, Net of Tax	213	166	451	355
Total Comprehensive Income	$57,810	$61,101	$81,851	$82,049
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net Income	$81,400	$81,694
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation Expense	78,294	76,365
Amortization Expense	12,042	10,860
Amortization of Debt Issuance Costs	1,168	1,178
Use of Renewable Energy Credits for Compliance	15,132	11,245
Deferred Income Taxes	21,924	41,855
Pension and Other Postretirement Benefits Expense	7,668	8,019
Pension and Other Postretirement Benefits Funding	(5,708)	(5,165)
Allowance for Equity Funds Used During Construction	(3,177)	(2,792)
FERC Transmission Refund Payable	—	(4,878)
Changes in Current Assets and Current Liabilities:
Accounts Receivable	(41,534)	(44,596)
Materials, Supplies, and Fuel Inventory	8,102	(4,825)
Regulatory Assets	(5,008)	(7,217)
Accounts Payable and Accrued Charges	16,385	26,848
Regulatory Liabilities	17,180	(10,299)
Other, Net	(6,081)	(8,370)
Net Cash Flows—Operating Activities	197,787	169,922
Cash Flows from Investing Activities
Capital Expenditures	(174,810)	(151,207)
Purchase Intangibles, Renewable Energy Credits	(25,848)	(27,330)
Contributions in Aid of Construction	7,773	2,917
Net Cash Flows—Investing Activities	(192,885)	(175,620)
Cash Flows from Financing Activities
Proceeds from Borrowings, Revolving Credit Facility	66,000	15,000
Repayments of Borrowings, Revolving Credit Facility	(93,000)	(15,000)
Payments of Capital Lease Obligations	(10,930)	(14,463)
Other, Net	(3)	320
Net Cash Flows—Financing Activities	(37,933)	(14,143)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(33,031)	(19,841)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	49,501	43,325
Cash, Cash Equivalents, and Restricted Cash, End of Period	$16,470	$23,484
The accompanying notes are an integral part of these financial statements.

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Utility Plant
Plant in Service	$5,882,412	$5,780,805
Utility Plant Under Capital Leases	249,871	84,870
Construction Work in Progress	190,166	160,288
Total Utility Plant	6,322,449	6,025,963
Accumulated Depreciation and Amortization	(2,242,099)	(2,193,656)
Accumulated Amortization of Capital Lease Assets	(67,747)	(63,605)
Total Utility Plant, Net	4,012,603	3,768,702

Investments and Other Property	50,589	51,260

Current Assets
Cash and Cash Equivalents	6,341	37,701
Accounts Receivable, Net	179,303	137,932
Fuel Inventory	17,139	25,059
Materials and Supplies	103,176	103,981
Regulatory Assets	111,797	93,960
Derivative Instruments	7,015	3,187
Other	18,201	10,777
Total Current Assets	442,972	412,597
Regulatory and Other Assets
Regulatory Assets	306,466	293,551
Derivative Instruments	3,773	8,826
Other	64,752	55,313
Total Regulatory and Other Assets	374,991	357,690
Total Assets	$4,881,155	$4,590,249
The accompanying notes are an integral part of these financial statements.

(Continued)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	June 30, 2018	December 31, 2017
CAPITALIZATION AND OTHER LIABILITIES
Capitalization
Common Stock Equity:
Common Stock (No Par Value, 75,000,000 Shares Authorized, 32,139,434 Shares Outstanding as of June 30, 2018 and December 31, 2017)	$1,296,539	$1,296,539
Capital Stock Expense	(6,357)	(6,357)
Retained Earnings	462,354	380,076
Accumulated Other Comprehensive Loss	(6,653)	(6,226)
Total Common Stock Equity	1,745,883	1,664,032
Preferred Stock (No Par Value, 1,000,000 Shares Authorized, None Outstanding as of June 30, 2018 and December 31, 2017)	—	—
Capital Lease Obligations	182,630	28,519
Long-Term Debt, Net	1,318,398	1,354,423
Total Capitalization	3,246,911	3,046,974
Current Liabilities
Current Maturities of Long-Term Debt	136,700	100,000
Borrowings Under Revolving Credit Facility	8,000	35,000
Capital Lease Obligations	10,535	10,749
Accounts Payable	116,650	97,367
Accrued Taxes Other than Income Taxes	44,783	40,706
Accrued Employee Expenses	23,398	30,929
Accrued Interest	17,634	14,750
Regulatory Liabilities	107,033	89,024
Customer Deposits	26,298	24,865
Derivative Instruments	23,034	10,667
Other	19,556	18,119
Total Current Liabilities	533,621	472,176
Regulatory and Other Liabilities
Deferred Income Taxes, Net	329,295	300,258
Regulatory Liabilities	500,633	516,438
Pension and Other Postretirement Benefits	132,457	133,799
Derivative Instruments	34,164	17,907
Other	104,074	102,697
Total Regulatory and Other Liabilities	1,100,623	1,071,099

Commitments and Contingencies

Total Capitalization and Other Liabilities	$4,881,155	$4,590,249
The accompanying notes are an integral part of these financial statements.

(Concluded)

TUCSON ELECTRIC POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
(Amounts in thousands)

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2016	$1,296,539	$(6,357)	$273,408	$(4,555)	$1,559,035
Net Income			81,694		81,694
Other Comprehensive Income, Net of Tax				355	355
Balances as of June 30, 2017	$1,296,539	$(6,357)	$355,102	$(4,200)	$1,641,084

	Common Stock	Capital Stock Expense	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balances as of December 31, 2017	$1,296,539	$(6,357)	$380,076	$(6,226)	$1,664,032
Net Income			81,400		81,400
Other Comprehensive Income, Net of Tax				451	451
Adoption of ASU, Cumulative Effect Adjustment			878	(878)	—
Balances as of June 30, 2018	$1,296,539	$(6,357)	$462,354	$(6,653)	$1,745,883
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
The Condensed Consolidated Financial Statements are unaudited, but, in management's opinion, include all normal, recurring adjustments necessary for a fair statement of the results for the interim periods presented. Because weather and other factors cause seasonal fluctuations in sales, TEP's quarterly operating results are not indicative of annual operating results.
Certain amounts from prior periods have been reclassified to conform to the current period presentation. Most notably, TEP combined captions on the Condensed Consolidated Statements of Income by reclassifying similar line items into a single line item as follows:

	As Filed	Amount Reclassified	As Reclassified	As Filed	Amount Reclassified	As Reclassified
(in thousands)	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
Other Income (Deductions)
Interest Income	$433	$(433)	$—	$526	$(526)	$—
Other Income	1,872	(1,872)	—	10,892	(10,892)	—
Other Expense	(776)	776	—	(1,537)	1,537	—
Appreciation in Value of Investments	484	(484)	—	1,218	(1,218)	—
Allowance For Equity Funds	—	1,434	1,434	—	2,792	2,792
Other, Net	—	579	579	—	8,307	8,307

Interest Expense
Long-Term Debt	15,494	(15,494)	—	30,930	(30,930)	—
Capital Leases	664	(664)	—	1,328	(1,328)	—
Other Interest Expense	208	(208)	—	423	(423)	—
Interest Capitalized	(590)	590	—	(1,120)	1,120	—
Allowance For Borrowed Funds	—	(590)	(590)	—	(1,120)	(1,120)
Interest Expense	—	16,366	16,366	—	32,681	32,681
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TEP routinely enters into long-term renewable Power Purchase Agreements (PPA) with various entities. Some of these entities are VIEs due to the long-term fixed price component in the agreements. These PPAs effectively transfer commodity price risk to TEP, the buyer of the power, creating a variable interest. TEP has determined it is not a primary beneficiary of the VIEs as it lacks the power to direct the activities that most significantly impact the economic performance of the VIEs. TEP reconsiders whether it is a primary beneficiary of the VIEs on a quarterly basis.
As of June 30, 2018, the carrying amount of assets and liabilities in the balance sheet that relates to variable interests under long-term PPAs is predominantly related to working capital accounts and generally represents the amounts owed by TEP for the deliveries associated with the current billing cycle. TEP's maximum exposure to loss is limited to the cost of replacing the power if the providers do not meet the production guarantee. However, the exposure to loss is mitigated as the Company would likely recover these costs through cost recovery mechanisms. See Note 2 for additional information related to cost recovery mechanisms.
Restricted Cash
Restricted cash includes cash balances restricted regarding withdrawal or usage based on contractual or regulatory considerations. The following table presents the line items and amounts of cash, cash equivalents, and restricted cash reported on the balance sheet and reconciles their sum to the cash flow statement:

	Six Months Ended June 30,
(in millions)	2018	2017
Cash and Cash Equivalents	$6	$15
Restricted Cash included in:
Investments and Other Property	9	7
Current Assets—Other	1	1
Total Cash, Cash Equivalents, and Restricted Cash	$16	$23
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassification of Certain Tax Effects
Effective January 1, 2018, TEP early adopted accounting guidance that permits reclassification of certain tax effects resulting from the TCJA from accumulated other comprehensive income to retained earnings. TEP applied the guidance as of the beginning of the period of adoption. On adoption, TEP recorded a one-time reclassification of $1 million from Accumulated Other Comprehensive Loss to Retained Earnings on the Condensed Consolidated Balance Sheets as a result of income tax effects due to the reduction in the U.S. federal statutory tax rate. See Note 11 for additional disclosure related to the TCJA.

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
2017 RATE ORDER
Provisions of the 2017 Rate Order, which were effective February 27, 2017, include, but are not limited to:

•	a non-fuel base rate increase of $81.5 million; and

•	adoption of TEP's proposed depreciation and amortization rates, which included a reduction in the depreciable life for San Juan Unit 1.
The ACC deferred matters related to net metering and rate design for new DG customers to a second phase of TEP’s rate case (Phase 2), which is expected to be completed by the end of 2018. TEP cannot predict the outcome of these proceedings.
FEDERAL TAX LEGISLATION
Arizona Corporation Commission
In December 2017, the ACC opened a docket requesting that all regulated utilities submit proposals to address passing the ongoing benefits of the TCJA through to customers. In April 2018, the ACC approved TEP’s proposal (ACC Refund Order) to return the ongoing savings from the Company’s federal income tax reduction under the TCJA to its customers through a combination of a customer bill credit and a regulatory liability that reflects the deferral of a portion of the savings to be returned to customers in TEP's next rate case. The ACC Refund Order was effective May 1, 2018.
As a result of the ACC Refund Order, the Company will use a bill credit in 2018 to refund to customers: (i) $27.5 million related to the reduction in the federal corporate income tax rate; and (ii) $9 million related to an estimate of Excess Deferred Income Taxes (EDIT) amortization. TEP will continue to return savings to customers, per the ACC Refund Order, through a combination of a bill credit and a regulatory liability in 2019 and through the completion of its next rate case. The customer bill credit will be trued-up annually to reflect actual kilowatt-hour (kWh) sales and actual EDIT amortization. The regulatory liability will accrue interest and be returned to customers as part of TEP's next rate case. TEP recognized a reduction in Operating Revenues on the Condensed Consolidated Statements of Income of $9 million and $17 million in the three and six months ended June 30, 2018, respectively. TEP's regulatory liability balance related to the ACC Refund Order was $5 million as of June 30, 2018. See Note 11 for additional information regarding the TCJA.
Federal Energy Regulatory Commission
In March 2018, the FERC issued an order directing TEP to either: (i) submit proposed revisions to its stated transmission rates or stated transmission revenue requirements to reflect the change in the federal corporate income tax rate as a result of the TCJA; or (ii) show cause why it should not be required to do so (FERC Refund Order). In May 2018, TEP responded to the order and proposed an overall transmission rate reduction of approximately 5.3%, reflecting the lower federal tax rate, to be effective March 21, 2018. The related revenue subject to refund recorded in the three and six months ended June 30, 2018, did not have a material impact on TEP's financial position or results of operations. TEP cannot predict the outcome of the order.
Also in March 2018, the FERC issued a Notice of Inquiry (NOI) regarding the effect of the TCJA. The NOI seeks comments on a number of issues including how to reflect the amortization of the EDIT regulatory liability balances in rates. TEP cannot predict the impact of the NOI.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See Note 11 for additional information regarding the TCJA.
COST RECOVERY MECHANISMS
TEP has received regulatory decisions that allow for more timely recovery of certain costs through the recovery mechanisms described below.
Purchased Power and Fuel Adjustment Clause
TEP's Purchased Power and Fuel Adjustment Clause (PPFAC) rate is adjusted annually each April 1st and goes into effect for the subsequent 12-month period unless modified by the ACC. The PPFAC rate includes: (i) a forward component which is calculated by taking the difference between forecasted fuel and purchased power costs and the amount of those costs established in rates designed to allow a regulated utility recovery of its costs of providing services and an opportunity to earn a reasonable return on its investment (Retail Rates); and (ii) a true-up component that reconciles the difference between actual costs and those recovered in the preceding 12-month period. The PPFAC bank balance was over-collected by $18 million as of June 30, 2018, and by $9 million as of December 31, 2017.
The table below presents TEP's PPFAC rates approved by the ACC:

Period	Cents per kWh
May 2018 through March 2019	0.20
March 2017 through April 2018 (1)	(0.20)
May 2016 through February 2017	0.15

(1)	In February 2017, the ACC approved a PPFAC credit to begin returning the over-collected PPFAC bank balance to customers until the effective date of the 2018 PPFAC rate.
Renewable Energy Standard
The ACC’s Renewable Energy Standard (RES) requires Arizona regulated utilities to increase their use of renewable energy each year until it represents at least 15% of their total annual retail energy requirements by 2025, with DG accounting for 30% of the annual renewable energy requirement. Arizona utilities are required to file an annual RES implementation plan for review and approval by the ACC.
In January 2018, the ACC approved TEP's 2018 RES implementation plan with a budget amount of $54 million, which is recovered through the RES surcharge. The recovery funds the following: (i) the above market cost of renewable power purchases; (ii) previously awarded performance-based incentives for customer-installed DG; and (iii) various other program costs.
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
TEP earns the DSM performance incentive by meeting objectives stated in its energy efficiency implementation plan. The Company records its annual DSM performance incentive for the prior calendar year in the first quarter of each year. TEP recorded $2 million in 2018 and 2017 related to performance in Operating Revenues on the Condensed Consolidated Statements of Income.
In August 2017, TEP submitted its application for the 2018 energy efficiency implementation plan with a budget of $23 million and requested a waiver of the 2018 EE Standard. TEP expects to receive a decision on its 2018 energy efficiency implementation plan by the end of 2018.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prior year. The recovery is subject to a year-over-year cap of 2% of TEP's applicable retail revenues, as approved in the 2017 Rate Order.
TEP recorded regulatory assets and recognized LFCR revenues of $5 million and $13 million in the three and six months ended June 30, 2018, respectively, and $5 million and $11 million in the three and six months ended June 30, 2017, respectively. LFCR revenues are included in Operating Revenues on the Condensed Consolidated Statements of Income.
REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities recorded in the balance sheet are summarized in the table below:

($ in millions)	Remaining Recovery Period (years)	June 30, 2018	December 31, 2017
Regulatory Assets
Pension and Other Postretirement Benefits	Various	$122	$126
Early Generation Retirement Costs (1)	Various	78	84
Derivatives	3	51	18
Income Taxes Recoverable through Future Rates	Various	40	40
Final Mine Reclamation and Retiree Healthcare Costs (2)	19	34	31
Lost Fixed Cost Recovery	2	33	29
Property Tax Deferrals	1	25	24
Springerville Unit 1 Leasehold Improvements (3)	5	13	14
Other Regulatory Assets	Various	22	22
Total Regulatory Assets		418	388
Less Current Portion	1	112	94
Total Non-Current Regulatory Assets		$306	$294

Regulatory Liabilities
Income Taxes Payable through Future Rates (4)	Various	$349	$353
Net Cost of Removal (5)	Various	172	180
Renewable Energy Standard	Various	49	44
Purchased Power and Fuel Adjustment Clause	1	18	9
Deferred Investment Tax Credits	Various	11	14
Other Regulatory Liabilities	Various	9	5
Total Regulatory Liabilities		608	605
Less Current Portion	1	107	89
Total Non-Current Regulatory Liabilities		$501	$516

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

(2)
Represents costs associated with TEP’s jointly-owned facilities at San Juan, Four Corners Generating Station (Four Corners), and Navajo. TEP recognizes these costs at future value and is permitted to recover these costs on a pay-as-you-go basis through the PPFAC mechanism. The majority of final mine reclamation costs are expected to occur through 2037.

(3)
Represents investments TEP made, which were previously recorded in Plant in Service on the Condensed Consolidated Balance Sheets, to ensure that the facilities continued to provide service to TEP's customers. TEP received ACC authorization to recover leasehold improvement costs at Springerville Generating Station (Springerville) Unit 1 over a 10-year amortization period.

(4)
Includes balances related to EDIT as a result of the revaluation of deferred income taxes in 2017 due to the TCJA. TEP is amortizing the EDIT balances in accordance with applicable federal income tax laws, which require the amortization of a majority of the balance over the remaining life of the related asset. In April 2018, the ACC Refund Order was approved requiring TEP to return EDIT amortization of the ACC-jurisdictional assets with customers. See Note 11 for additional information regarding the TCJA.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)
Represents an estimate of the future cost of retirement net of salvage value. These are amounts collected through revenue for transmission, distribution, and generation plant and general and intangible plant which are not yet expended.

Regulatory assets are either being collected or are expected to be collected through Retail Rates. With the exception of Early Generation Retirement Costs and Springerville Unit 1 Leasehold Improvements, TEP does not earn a return on regulatory assets. Regulatory liabilities represent items that TEP either expects to pay to customers through billing reductions in future periods or plans to use for the purpose for which they were collected from customers. With the exception of over-recovered PPFAC costs and Income Taxes Payable through Future Rates related to the EDIT balances, TEP does not pay a return on regulatory liabilities.
FERC COMPLIANCE
In 2016, the FERC issued orders relating to certain late-filed transmission service agreements (TSAs), which resulted in TEP paying time-value refunds to the counterparties of these TSAs. In January 2017, TEP and one of the TSA counterparties entered into a settlement agreement resulting in the counterparty paying TEP $8 million. The settlement amount was recorded in Other, Net on the Condensed Consolidated Statements of Income. As a result of the settlement, TEP dismissed a previously filed appeal. In May 2017, the FERC informed TEP that the related investigation was closed. As management no longer believed a loss was probable, TEP reversed the $5 million remaining balance related to potential time-value refunds in Current Liabilities—Other on the Condensed Consolidated Balance Sheets, offsetting Operating Revenues on the Condensed Consolidated Statements of Income.

NOTE 3. REVENUE
TEP earns the majority of its revenues from the sale of power to retail and wholesale customers based on regulator-approved tariff rates. Most of the Company's contracts have a single performance obligation, the delivery of power. TEP satisfies the performance obligation over time as power is delivered and control is transferred to the customer. The Company bills for power sales based on the reading of electric meters on a systematic basis throughout the month. In general, TEP's contracts have payment terms of 10 to 20 days from the date the bill is rendered. TEP considers any payment not received by the due date delinquent and charges the customer a late payment fee. No component of the transaction price is allocated to unsatisfied performance obligations.
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
DISAGGREGATION OF REVENUES
The following table presents the disaggregation of TEP’s Operating Revenues on the Condensed Consolidated Statements of Income by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Retail	$273	$275	$465	$467
Wholesale	35	37	73	72
Other Services	27	23	50	44
Revenues from Contracts with Customers	335	335	588	583
Alternative Revenues	5	5	15	13
Other	14	12	26	25
Total Operating Revenues	$354	$352	$629	$621
Retail Revenues
TEP’s tariff-based sales to residential, commercial, and industrial customers are regulated by the ACC and recognized when power is delivered at the amount of consideration that the Company expects to receive in exchange. Retail Revenues include an estimate for unbilled revenues from service that has been provided but not billed by the end of an accounting period. At the end

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the month, amounts of power delivered since the last meter reading are estimated and the corresponding unbilled revenue is calculated using anticipated Retail Rates. Unbilled revenues are dependent upon a number of factors that require management’s judgment including estimates of retail sales, customer usage patterns, and pricing. Once the usage is estimated, TEP applies the anticipated rate and records revenue. Unbilled revenues increase during the spring and summer months and decrease during the fall and winter months due to the seasonal fluctuations of TEP’s actual load. The timing of revenue recognition, billings, and cash collections results in billed and unbilled accounts receivable balances on the balance sheet. See Note 4 for components of Accounts Receivable, Net on the Condensed Consolidated Balance Sheets.
In January 2018, TEP began to recognize a provision for revenues subject to refund, which reduces operating revenues, and a current regulatory liability for ongoing savings expected to be returned to customers from the Company’s federal income tax reduction under the TCJA. In April 2018, the ACC approved the ACC Refund Order effective May 1, 2018. As a result of the ACC Refund Order, the Company will use a bill credit in 2018 to return savings to customers. See Note 2 for more information regarding the ACC Refund Order.
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
In March 2018, the FERC issued the FERC Refund Order. In May 2018, TEP responded to the order and proposed an overall transmission rate reduction to be effective March 21, 2018. The related revenue subject to refund recorded did not have a material impact on TEP's financial position or results of operations. TEP cannot predict the outcome of the order. See Note 2 for more information regarding the FERC Refund Order.
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
Other Revenues
Other Revenues include gains and losses on derivative contracts, late and returned payment finance charges, and lease income. See Note 10 for information regarding derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. ACCOUNTS RECEIVABLE
The following table presents the components of Accounts Receivable, Net on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2018	December 31, 2017
Customer (1)	$98	$81
Customer, Unbilled	61	39
Due from Affiliates (Note 5)	6	7
Other	20	16
Allowance for Doubtful Accounts	(6)	(5)
Accounts Receivable, Net	$179	$138

(1)	Includes $4 million as of June 30, 2018 and $9 million as of December 31, 2017, of receivables related to revenue from derivative instruments.

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
The following table presents the components of related party balances included in Accounts Receivable, Net and Accounts Payable on the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2018	December 31, 2017
Receivables from Related Parties
UNS Electric	$4	$5
UNS Gas	2	2
Total Due from Related Parties	$6	$7

Payables to Related Parties
SES	$2	$3
UNS Energy	—	1
UNS Electric	1	—
Total Due to Related Parties	$3	$4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the components of related party transactions included in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Goods and Services Provided by TEP to Affiliates
Transmission Revenues, UNS Electric (1)	$1	$2	$3	$3
Control Area Services, UNS Electric (2)	1	1	1	1
Common Costs, UNS Energy Affiliates (3)	5	4	9	8

Goods and Services Provided by Affiliates to TEP
Supplemental Workforce, SES (4)	4	4	7	7
Corporate Services, UNS Energy (5)	1	1	3	3
Corporate Services, UNS Energy Affiliates (6)	1	1	3	2

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

(5)
Costs for Corporate Services at UNS Energy are allocated to its subsidiaries using the Massachusetts Formula, an industry accepted method of allocating common costs to affiliated entities. TEP's allocation is approximately 82% of UNS Energy's allocated costs. Corporate Services, UNS Energy includes legal, audit, and Fortis management fees. TEP's share of Fortis' management fees were $1 million and $3 million for the three and six months ended June 30, 2018, respectively, and $1 million and $2 million, for the three and six months ended June 30, 2017, respectively.

(6)
Costs for Corporate Services (e.g., finance, accounting, tax, legal, and information technology) and other labor services for UNS Energy Affiliates are directly assigned to the benefiting entity at a fully burdened cost when possible.

DIVIDENDS PAID TO PARENT
On July 23, 2018, TEP declared a $40 million dividend to UNS Energy which was paid July 27, 2018.

NOTE 6. DEBT, CREDIT FACILITY, AND CAPITAL LEASE OBLIGATIONS
There have been no significant changes to TEP's debt, credit facility, or capital lease obligations from those reported in its 2017 Annual Report on Form 10-K, except as noted below.
CREDIT FACILITY
TEP's unsecured credit agreement includes the following:

	Capacity	LOC Sub-Limit	Borrowed	Available	Weighted Average Interest Rate	Pricing (1)
($ in millions)	June 30, 2018
Credit Facility	$250	$50	$8	$242	3.09%	LIBOR + 1.000% or ABR + 0.00%

(1)	Interest rates and fees under the credit facility are based on a pricing grid tied to TEP's credit rating.
As of July 30, 2018, TEP had $207 million available under its revolving credit commitments and Letter of Credit (LOC) facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CAPITAL LEASE OBLIGATIONS
In 2017, TEP entered into a 20-year tolling PPA with Salt River Project Agricultural Improvement and Power District (SRP) to purchase and receive all 550 megawatt (MW) of capacity, power, and ancillary services from Gila River Unit 2 with a 3-year call option to purchase the unit (Tolling PPA). TEP’s obligations under the agreement were contingent upon SRP's acquisition of Gila River Generating Station (Gila River) Units 1 and 2 from third-parties (Gila Acquisition). In May 2018 as a result of SRP completing the Gila Acquisition, TEP recorded an increase of $165 million to both Long Term Liabilities—Capital Lease Obligations and Utility Plant Under Capital Leases on the Condensed Consolidated Balance Sheets. The amount reflects the fair value of the unit which is determined by SRP's purchase price, subject to final customary closing adjustments. TEP anticipates exercising its option to purchase Gila River Unit 2 in December 2019 for approximately $165 million. Over the expected 20-month lease term, TEP will pay a monthly demand charge consisting of: (i) a fixed capacity charge of approximately $1 million, and (ii) an operating fee to compensate SRP for the non-fuel costs of operating Gila River Unit 2. TEP expects to recover the monthly capacity charge and operating fee through the PPFAC.
TEP’s minimum lease payments consist of the fixed capacity charge and purchase option price. As of June 30, 2018, capital lease obligations related to the Tolling PPA mature on the following dates:

(in millions)	Capital Lease Obligations
2018	$6
2019	177
2020	2
2021	—
2022	—
Total 2018-2022	185
Thereafter	—
Less: Imputed Interest	(20)
Total	$165
TEP recorded $2 million of capital lease interest in Purchased Power on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018, and $1 million of amortization in Regulatory and Other Assets—Regulatory Assets on the Condensed Consolidated Balance Sheets related to the Tolling PPA capital lease as of June 30, 2018.

NOTE 7. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
In addition to those reported in our 2017 Annual Report on Form 10-K, TEP entered into the following long-term commitments through June 30, 2018:

(in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Fuel, Including Transportation	$4	$5	$5	$5	$5	$1	$25
Fuel, Including Transportation
TEP has firm transportation agreements with capacity sufficient to meet its load requirements. These agreements expire in various years between 2019 and 2040. In January 2018, TEP entered into a transportation agreement with El Paso Natural Gas Company, LLC, extending the expiration date of the existing agreement from April 2018 to April 2023.
CONTINGENCIES
Legal Matters
TEP is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. TEP believes such normal and routine litigation will not have a material impact on its operations or financial results. TEP is also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts on TEP and are disclosed below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Claims Related to San Juan Generating Station
WildEarth Guardians
In 2013, WildEarth Guardians (WEG) filed a Petition for Review in the U.S. District Court for the District of Colorado against the Office of Surface Mining (OSM) challenging several unrelated mining plan modification approvals, including two issued in 2008 related to San Juan Coal Company’s (SJCC) San Juan Mine. The petition alleges various National Environmental Policy Act (NEPA) violations against the OSM, including: (i) failure to provide requisite public notice and participation, and (ii) failure to analyze certain environmental impacts. WEG’s petition seeks various forms of relief, including voiding and remanding the various mining modification approvals, enjoining the federal defendants from re-issuing the approvals until they can demonstrate compliance with the NEPA, and enjoining operations at the affected mines. SJCC intervened in this matter and was granted its motion to sever its claims from the lawsuit and transfer venue to the U.S. District Court for the District of New Mexico, where this matter is now pending. In July 2016, the federal defendants filed a motion asking that the matter be voluntarily remanded to the OSM so the OSM may prepare a new environmental impact statement (EIS) under the NEPA regarding the impacts of the San Juan Mine mining plan approval. In August 2016, the court issued an order granting the motion for remand to conduct further environmental analysis and complete an EIS by August 31, 2019. The order provides that: (i) the OSM's decision approving the mining plan will remain in effect during this process; or (ii) if the EIS is not completed by August 31, 2019, then the approved mine plan will immediately be vacated, absent further court order. In May 2018, the OSM released a draft EIS for public comment open through July 2018. TEP cannot currently predict the outcome of this matter or the range of its potential impact.
Mine Reclamation at Generation Facilities Not Operated by TEP
TEP pays ongoing mine reclamation costs related to coal mines that supply generation facilities in which TEP has an ownership interest but does not operate. TEP is also liable for a portion of final mine reclamation costs upon closure of the mines servicing Navajo, San Juan, and Four Corners. TEP’s share of reclamation costs at all three mines is expected to be $68 million upon expiration of the coal supply agreements, which expire between 2019 and 2031. The balance sheet reflected a total liability related to reclamation of $36 million as of June 30, 2018, and $34 million as of December 31, 2017.
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
Performance Guarantees
TEP has joint participation agreements with participants at Navajo, San Juan, Four Corners, and Luna Generating Station (Luna). The participants in each of the generation facilities, including TEP, have guaranteed certain performance obligations. Specifically, in the event of payment default, each non-defaulting participant has agreed to bear its proportionate share of expenses otherwise payable by the defaulting participant. In exchange, the non-defaulting participants are entitled to receive their proportionate share of the generation capacity of the defaulting participant. With the exception of Four Corners, there is no maximum potential amount of future payments TEP could be required to make under the guarantees. The maximum potential amount of future payments is $250 million at Four Corners. As of June 30, 2018, there have been no such payment defaults under any of the participation agreements. The Navajo participation agreement expires in 2019, San Juan in 2022, Four Corners in 2041, and Luna in 2046.
Environmental Matters
TEP is subject to federal, state, and local environmental laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species, and other environmental matters that have the potential to impact TEP's current and future operations. Environmental laws and regulations are subject to a range of interpretations, which may ultimately be resolved by the courts. Because these laws and regulations continue to evolve, TEP is unable to predict the impact of the changing laws and regulations on its operations and financial results. TEP expects to recover the cost of environmental compliance from its ratepayers. TEP believes it is in compliance with applicable environmental laws and regulations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. EMPLOYEE BENEFIT PLANS
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
(in millions)	2018	2017	2018	2017
Service Cost	$3	$3	$1	$1
Interest Cost	4	4	1	1
Expected Return on Plan Assets	(7)	(6)	—	—
Amortization of Net Loss	2	2	—	—
Net Periodic Benefit Cost	$2	$3	$2	$2

	Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Service Cost	$7	$6	$2	$2
Interest Cost	8	8	1	1
Expected Return on Plan Assets	(14)	(12)	—	—
Amortization of Net Loss	4	4	—	—
Net Periodic Benefit Cost	$5	$6	$3	$3
The non-service components of net periodic benefit cost are included in Other, Net on the Condensed Consolidated Statements of Income.

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH TRANSACTIONS
Other significant non-cash investing and financing activities that affected recognized assets and liabilities but did not result in cash receipts or payments were as follows:

	Six Months Ended June 30,
(in millions)	2018	2017
Gila River Unit 2, Capital Lease (1)	$165	$—
Net Cost of Removal Decrease (2)	(6)	(82)
Accrued Capital Expenditures	24	17
Renewable Energy Credits	5	5

(1)	Subject to final customary closing adjustments. See Note 6 for additional information.

(2)
Non-cash Net Cost of Removal represents an accrual for future cost of retirement net of salvage values that does not impact earnings. As approved in the 2017 Rate Order, TEP implemented new depreciation reserves and rates effective March 1, 2017. See Note 2 for additional information.

NOTE 10. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following tables present, by level within the fair value hierarchy, TEP’s assets and liabilities accounted for at fair value on a recurring basis classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Total
(in millions)	June 30, 2018
Assets
Cash Equivalents(1)	$—	$—	$—	$—
Restricted Cash(1)	10	—	—	10
Energy Derivative Contracts, Regulatory Recovery(2)	—	4	2	6
Energy Derivative Contracts, No Regulatory Recovery(2)	—	—	5	5
Total Assets	10	4	7	21
Liabilities
Energy Derivative Contracts, Regulatory Recovery(2)	—	(55)	(1)	(56)
Energy Derivative Contracts, No Regulatory Recovery(2)	—	—	(1)	(1)
Interest Rate Swap(3)	—	(1)	—	(1)
Total Liabilities	—	(56)	(2)	(58)
Total Assets (Liabilities), Net	$10	$(52)	$5	$(37)

(in millions)	December 31, 2017
Assets
Cash Equivalents(1)	$30	$—	$—	$30
Restricted Cash(1)	12	—	—	12
Energy Derivative Contracts, Regulatory Recovery(2)	—	9	—	9
Energy Derivative Contracts, No Regulatory Recovery(2)	—	—	3	3
Total Assets	42	9	3	54
Liabilities
Energy Derivative Contracts, Regulatory Recovery(2)	—	(26)	—	(26)
Energy Derivative Contracts, No Regulatory Recovery(2)	—	—	(1)	(1)
Interest Rate Swap(3)	—	(1)	—	(1)
Total Liabilities	—	(27)	(1)	(28)
Total Assets (Liabilities), Net	$42	$(18)	$2	$26

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gross Amount Recognized in the Balance Sheets	Gross Amount Not Offset in the Balance Sheets		Net Amount
		Counterparty Netting of Energy Contracts	Cash Collateral Received/Posted
(in millions)	June 30, 2018
Derivative Assets
Energy Derivative Contracts	$11	$6	$—	$5
Derivative Liabilities
Energy Derivative Contracts	(57)	(6)	—	(51)
Interest Rate Swap	(1)	—	—	(1)

(in millions)	December 31, 2017
Derivative Assets
Energy Derivative Contracts	$12	$10	$—	$2
Derivative Liabilities
Energy Derivative Contracts	(27)	(10)	—	(17)
Interest Rate Swap	(1)	—	—	(1)
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
Cash Flow Hedges
To mitigate the exposure to volatility in variable interest rates on debt, TEP has an interest rate swap agreement that expires January 2020. The after-tax unrealized gains and losses on cash flow hedge activities are reported in the statement of comprehensive income. The estimated loss expected to be reclassified to earnings within the next twelve months and the realized losses recorded related to the cash flow hedge for the three and six months ended June 30, 2018 and 2017, are not material to TEP's financial position or results of operations.
As of June 30, 2018, the total notional amount of the interest rate swap was $12 million.
Energy Derivative Contracts, Regulatory Recovery
TEP records unrealized gains and losses on energy purchase contracts that are recoverable through the PPFAC mechanism on the balance sheet as a regulatory asset or a regulatory liability rather than reporting the transaction in the income statement or in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the statement of other comprehensive income, as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Unrealized Net Gain (Loss) Recorded to Regulatory (Assets) Liabilities	$(14)	$—	$(32)	$(6)
Energy Derivative Contracts, No Regulatory Recovery
TEP enters into certain contracts that qualify as derivatives but do not meet the regulatory recovery criteria. The Company records unrealized gains and losses for these contracts in the income statement unless a normal purchase or normal sale election is made. For contracts that meet the trading definition, as defined in the PPFAC plan of administration, TEP must share 10% of any realized gains with retail customers through the PPFAC mechanism. The amounts recorded in Operating Revenues on the Condensed Consolidated Statements of Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Operating Revenues	$4	$4	$5	$4
Derivative Volumes
As of June 30, 2018, TEP had energy contracts that will settle on various expiration dates through 2029. The volumes associated with the energy contracts were as follows:

	June 30, 2018	December 31, 2017
Power Contracts GWh	4,946	2,589
Gas Contracts BBtu	152,823	137,952
Level 3 Fair Value Measurements
The following tables provide quantitative information regarding significant unobservable inputs in TEP’s Level 3 fair value measurements:

	Valuation Approach	Fair Value of			Range of Unobservable Input
		Assets	Liabilities	Unobservable Inputs
(in millions)	June 30, 2018
Forward Power Contracts	Market approach	$7	$(2)	Market price per MWh	$16.30	$54.15

(in millions)	December 31, 2017
Forward Power Contracts	Market approach	$3	$(1)	Market price per MWh	$17.65	$34.60
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation of changes in the fair value of net assets and liabilities classified as Level 3 in the fair value hierarchy, and the gains (losses) attributable to the change in unrealized gains (losses) relating to assets (liabilities) still held at the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Beginning of Period	$1	$1	$2	$1
Gains (Losses) Recorded
Regulatory Assets or Liabilities, Derivative Instruments	—	—	—	2
Operating Revenues	4	4	4	4
Settlements	—	(1)	(1)	(3)
End of Period	$5	$4	$5	$4

Gains (Losses), Assets (Liabilities) Still Held	$6	$5	$5	$4
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
The value of all derivative instruments in net liability positions under contracts with credit risk-related contingent features, including contracts under the normal purchase normal sale exception, was $93 million as of June 30, 2018, compared with $27 million as of December 31, 2017. As of June 30, 2018, TEP had no LOCs as credit enhancements with its counterparties. If the credit risk contingent features were triggered on June 30, 2018, TEP would have been required to post an additional $93 million of collateral of which $13 million relates to outstanding net payable balances for settled positions.
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
The use of different estimation methods and/or market assumptions may yield different estimated fair value amounts. The following table includes the face value and estimated fair value of TEP's long-term debt:

	Fair Value Hierarchy	Face Value		Fair Value
(in millions)		June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Liabilities
Long-Term Debt, including Current Maturities	Level 2	$1,466	$1,466	$1,487	$1,547

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

NOTE 11. INCOME TAXES
Income tax expense differs from the amount of income tax determined by applying the statutory federal income tax rate of 21% in 2018 and 35% in 2017 to pre-tax income due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Federal Income Tax Expense at Statutory Rate	$14	$33	$20	$43
State Income Tax Expense, Net of Federal Deduction	3	3	4	4
Federal/State Tax Credits	(2)	(3)	(4)	(4)
Excess Deferred Income Taxes	(3)	—	(4)	—
Other	—	(1)	—	(1)
Total Federal and State Income Tax Expense	$12	$32	$16	$42
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
As a result of the TCJA, the Company was required to revalue its deferred tax assets and liabilities at the new federal tax rate as of the date of enactment. This resulted in a net decrease to deferred income tax liabilities and the establishment of a regulatory liability related to EDIT. TEP is amortizing the EDIT balance in accordance with applicable federal income tax laws, which require the amortization of a majority of the balance over the remaining life of the related plant. In April 2018, the ACC Refund Order was approved requiring TEP to share EDIT amortization of the ACC-jurisdictional assets with customers. The EDIT balance related to the effects of the TCJA included in Regulatory Liabilities on the Condensed Consolidated Balance Sheets was $337 million as of June 30, 2018. See Note 2 for additional information regarding the ACC Refund Order and the FERC NOI.
TEP is still in the process of evaluating the bonus depreciation carve-out for regulated utilities and anticipates further clarification from the Internal Revenue Service. TEP has not recorded any additional estimated provision for bonus depreciation since the adjustment made as of December 31, 2017.

NOTE 12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
LEASES
In February 2016, the FASB issued an ASU that will require the recognition of leased assets and liabilities by lessees for those leases classified as operating leases and disclosure of additional quantitative and qualitative information about leasing arrangements. The standard is effective for periods beginning January 1, 2019, and is to be applied using a modified retrospective approach with practical expedient options. Early adoption is permitted. In January 2018, the FASB issued an additional optional practical expedient that permits entities to not evaluate existing land easements that were not previously accounted for as leases. TEP plans to adopt this guidance, including the practical expedients, effective January 1, 2019 and is evaluating the impact of this ASU to its financial position and disclosures.
TEP’s leasing activities accounted for as operating leases primarily relate to leases for land, rail cars, and office facilities. The adoption of the new guidance will affect the Company’s Condensed Consolidated Balance Sheets as the Company will be required to record lease assets and lease liabilities related to these operating lease arrangements. TEP is currently evaluating the significance of the expected balance sheet impacts and preparing the expanded lease disclosures. The Company does not expect the new ASU to materially affect its results of operations or cash flows. Management continues to monitor standard-setting activities that may affect the transition requirements of the new lease standard.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis explains the results of operations, the financial condition, and the outlook for TEP. It includes the following:

•	outlook and strategies;

•	operating results in the second quarter and first six months of 2018 compared with the same periods in 2017;

•	factors affecting our results of operations and outlook;

•	liquidity and capital resources including contractual obligations, capital expenditures, and environmental matters;

•	critical accounting policies and estimates; and

•	recent accounting pronouncements.
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

2018 Operational and Financial Highlights
Management's Discussion and Analysis includes the following notable items:

•
In April 2018, the ACC Refund Order was approved effective May 1, 2018. The Order provides that we refund customers a total of $36.5 million through a bill credit in 2018. In 2019 and through the completion of our next rate case, TEP will continue to return savings to customers through a combination of a bill credit and a regulatory liability.

•
In May 2018, we responded to the FERC Refund Order with a proposed overall transmission rate reduction, reflecting the lower federal tax rate, to be effective March 21, 2018. TEP cannot predict the outcome of the order.

•
In May 2018, TEP recorded an increase of $165 million to both capital lease assets and liabilities related to the 20-year Tolling PPA with SRP entered into in 2017. The amount reflects the fair value of the unit which is determined by SRP's purchase price, subject to final customary closing adjustments. The additional 550 MW of capacity, power, and ancillary services will allow us to continue to move toward our long-term goal of resource diversification.

RESULTS OF OPERATIONS
The following discussion provides the significant items that affected TEP's results of operations in the second quarter and first six months of 2018 compared with the same periods in 2017. The significant items affecting net income are presented on an after-tax basis.
The second quarter of 2018 compared with the second quarter of 2017
TEP reported net income of $58 million in the second quarter of 2018 compared with net income of $61 million in the second quarter of 2017. The decrease of $3 million, or 5%, was primarily due to:

•
$8 million in lower retail revenue associated with the ACC Refund Order to return savings related to the TCJA to customers. The order was effective May 1, 2018. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the ACC Refund Order;

•
$5 million in higher operations and maintenance expense resulting primarily from an increase in maintenance expense related to planned generation outages in 2018 and sales tax refunds that offset operation and maintenance expense in 2017; and

•	$3 million related to the reversal of accrued refunds in 2017 associated with late-filed TSAs. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
The decrease was partially offset by:

•
$12 million in lower income tax expense due to the reduction of the federal effective income tax rate primarily related to the enactment of the TCJA. See Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the TCJA.

The first six months of 2018 compared with the first six months of 2017
TEP reported net income of $81 million in the first six months of 2018 compared with net income of $82 million in the first six months of 2017. The decrease of $1 million, or 1%, was primarily due to:

•
$14 million in lower retail revenue associated with the ACC Refund Order to return savings related to the TCJA to customers. The order was effective May 1, 2018. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the ACC Refund Order;

•
$8 million in lower income from a settlement agreement and the reversal of accrued refunds associated with late-filed TSAs in 2017. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the settlement agreement; and

•
$5 million in higher operations and maintenance expense resulting primarily from an increase in maintenance expense related to planned generation outages in 2018 and sales tax refunds that offset operations and maintenance expense in 2017.

The decrease was partially offset by:

•
$17 million in lower income tax expense due to the reduction of the federal effective income tax rate primarily related to the enactment of the TCJA. See Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the TCJA; and

•	$9 million in higher retail revenue primarily due to an increase in rates as approved in the 2017 Rate Order that took effect February 27, 2017.

Retail Revenues and Key Statistics
The following table provides key statistics impacting operating revenues:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
($ and kWh in millions)	2018	2017	Percent	2018	2017	Percent
Operating Revenues	$354	$352	0.6%	$629	$621	1.3%

Electric Sales (kWh)
Residential	1,018	1,019	(0.1)%	1,666	1,705	(2.3)%
Commercial	574	579	(0.9)%	1,001	1,019	(1.8)%
Industrial	498	483	3.1%	938	928	1.1%
Mining	249	250	(0.4)%	501	495	1.2%
Public Authorities	4	4	—%	8	9	(11.1)%
Total Retail Sales	2,343	2,335	0.3%	4,114	4,156	(1.0)%
Wholesale, Long-Term	65	116	(44.0)%	144	200	(28.0)%
Wholesale, Short-Term	1,131	728	55.4%	2,230	1,843	21.0%
Total Electric Sales	3,539	3,179	11.3%	6,488	6,199	4.7%

Average Revenue Per kWh (Cents/kWh)
Retail	11.66	11.79	(1.1)%	11.31	11.23	0.7%
Wholesale	2.92	3.34	(12.6)%	2.97	3.09	(3.9)%

Total Retail Customers				424,242	421,850	0.6%
Operating Revenues increased by $2 million and $8 million in the second quarter and first six months of 2018, respectively, when compared with the same periods in 2017 primarily due to: (i) higher retail revenues related to an increase in rates as approved in the 2017 Rate Order that took effect February 27, 2017; (ii) an increase in short-term wholesale sales due to an increase in system capacity; (iii) an increase in participant billings related to Springerville Units 3 and 4; and (iv) an increase in the PPFAC rate. The increase was partially offset by the return of savings related to the TCJA to customers and a 2017 reversal of an accrual related to the FERC ordered refunds for late-filed TSAs. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the 2017 Rate Order, Cost Recovery Mechanisms, and the ACC Refund Order.
Short-term wholesale revenues are primarily related to ACC jurisdictional assets and are returned to retail customers by crediting the revenues against fuel and purchased power costs eligible for recovery through the PPFAC. Revenues related to Springerville Units 3 and 4 are primarily reimbursements by Tri-State Generation and Transmission Association, Inc., the lessee of Springerville Unit 3, and SRP, the owner of Springerville Unit 4, with the corresponding expense recorded in Operating Expenses on the Condensed Consolidated Statements of Income.
Operating Expenses
Fuel and Purchased Power Expense
Fuel and Purchased Power Expense, which includes PPFAC recovery treatment, increased by $14 million, or 14%, and $13 million, or 7%, in the second quarter and first six months of 2018, respectively, when compared with the same periods in 2017. The increase was primarily due to an increase in recovery of PPFAC costs as a result of changes in the PPFAC rate and an increase in generation volumes. The increase was partially offset by a decrease in Purchased Power, Non-Renewable volumes, and the average cost of Natural Gas.

The following table presents TEP’s sources of energy and average cost of power by type:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(kWh in millions)	2018	2017	Percent	2018	2017	Percent
Sources of Energy
Coal-Fired Generation	1,550	1,543	0.5%	3,264	3,552	(8.1)%
Gas-Fired Generation	1,415	746	89.7%	2,297	1,275	80.2%
Utility-Owned Renewable Generation	26	27	(3.7)%	44	45	(2.2)%
Total Generation	2,991	2,316	29.1%	5,605	4,872	15.0%
Purchased Power, Non-Renewable	521	862	(39.6)%	832	1,325	(37.2)%
Purchased Power, Renewable	210	211	(0.5)%	365	367	(0.5)%
Total Generation and Purchased Power	3,722	3,389	9.8%	6,802	6,564	3.6%

(cents per kWh)
Average Fuel Cost of Generated Power
Coal	2.16	2.21	(2.3)%	2.46	2.30	7.0%
Natural Gas	1.97	3.30	(40.3)%	2.09	3.30	(36.7)%
Average Cost of Purchased Power
Purchased Power, Non-Renewable	3.08	3.78	(18.5)%	3.02	3.50	(13.7)%
Purchased Power, Renewable	9.49	9.52	(0.3)%	9.40	9.45	(0.5)%
Operations and Maintenance Expense
Operations and Maintenance Expense increased by $9 million, or 11%, and $10 million, or 6%, in the second quarter and first six months of 2018, respectively, when compared with the same periods in 2017. The increase was primarily due to: (i) an increase in maintenance expense related to planned generation outages; (ii) an increase in maintenance expense at Springerville Units 3 and 4; and (iii) a sales tax refund that occurred in 2017.
Expenses related to Springerville Units 3 and 4 are reimbursed by Tri-State Generation and Transmission Association, Inc., the lessee of Springerville Unit 3, and SRP, the owner of Springerville Unit 4, with corresponding amounts recorded in Operating Revenues on the Condensed Consolidated Statements of Income.
Other Income (Expense)
There were no significant changes to Other Income (Expense) in the second quarter of 2018 when compared with the same period in 2017. Other Income (Expense) decreased by $7 million, or 34%, in the first six months of 2018 when compared with the same period in 2017. The decrease was primarily due to a settlement agreement related to late-filed TSAs in January 2017. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the settlement agreement.
Income Tax Expense
Income Tax Expense decreased by $20 million, or 62%, and $25 million, or 61%, in the second quarter and first six months of 2018, respectively, when compared with the same periods in 2017. The decrease was primarily due to the reduction of the federal corporate income tax rate related to the enactment of the TCJA and a decrease in earnings before tax expense. See Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the TCJA.
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
Distributed Generation
In 2016, the ACC approved an order related to the Value and Cost of DG docket that began to reform net metering in Arizona. The order adopted a number of net metering changes and polices including a requirement that TEP establish a DG export rate and create separate rate classes for new DG customers. The ACC deferred matters related to the DG export rate and rate design for new DG customers to Phase 2, which is expected to be completed by the end of 2018. TEP cannot predict the outcome of these proceedings.
Federal Income Tax Legislation
Arizona Corporation Commission
In December 2017, the ACC opened a docket requesting that all regulated utilities submit proposals to address passing the ongoing benefits of the TCJA through to customers. In April 2018, the ACC Refund Order was approved effective May 1, 2018. The Order provides that we refund customers a total of $36.5 million through a bill credit in 2018. In 2019 and through the completion of our next rate case, we will continue to return savings to customers through a combination of a bill credit and a regulatory liability. The customer bill credit will be trued-up annually to reflect actual kWh sales and EDIT amortization. The regulatory liability will accrue interest and be returned to customers as part of our next rate case. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the ACC Refund Order.
Federal Energy Regulatory Commission
In March 2018, the FERC issued the FERC Refund Order. In May 2018, TEP responded to the order and proposed an overall transmission rate reduction of approximately 5.3%, reflecting the lower federal tax rate, to be effective March 21, 2018. TEP estimates that the proposed rate reduction will reduce operating revenues by approximately $2 million on an annual basis. TEP cannot predict the outcome of the order.
Also in March 2018, the FERC issued a NOI regarding the effect of the TCJA. The NOI seeks comments on a number of issues including how to return the amortization of the EDIT regulatory liability balances in rates. TEP is amortizing the EDIT balance in accordance with applicable federal income tax laws, which require the amortization of a majority of the balance over the remaining life of the related plant. TEP cannot currently predict the impact the NOI will have on its current EDIT amortization.
See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the FERC Refund Order and NOI.
Generating Resources
TEP’s long-term strategy is to shift to a more diverse, sustainable energy portfolio including expanding renewable energy and natural gas-fired resources while reducing reliance on coal-fired generation resources. TEP's existing coal-fired generation fleet faces a number of uncertainties impacting the viability of continued operations, including competition from other resources, fuel supply and land lease contract extensions, environmental regulations, and, for jointly owned facilities, the willingness of other owners to continue their participation. Given this uncertainty, TEP may consider options that include changes in generation facility ownership shares, unit shutdowns, or the sale of generation assets to third-parties. TEP will seek regulatory recovery for amounts that would not otherwise be recovered, if any, as a result of these actions.
As of June 30, 2018, approximately 40% of TEP's generation capacity was from coal-fired generation resources.
See Part I, Item 2. Liquidity and Capital Resources, Environmental Matters of this Form 10-Q for additional information regarding the impact of environmental matters on generation facility operations.

Arizona Ballot Initiative
In February 2018, a coalition of renewable energy advocates filed an application with the Office of the Secretary of State for the State of Arizona requesting an amendment of the state constitution that would require most Arizona utilities to generate at least 50% of their annual sales of electricity from renewable energy resources by 2030. The amendment, if passed in the November 2018 general election, would increase our current target of meeting 30% of our customers’ energy needs with non-carbon emitting resources by 2030. TEP cannot predict the outcome of this initiative or the impact on the Company's financial position or results of operations.
Arizona Energy Modernization Plan
The ACC may consider adoption of a new energy policy that would establish a goal to have clean energy sources make up at least 80% of most Arizona utilities' electricity generation portfolios by 2050. The adoption of a new policy would be subject to a rulemaking proceeding at the ACC. TEP cannot predict the outcome of this proposal or the impact on the Company's financial position or results of operations.
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
Under the project outlined in the Application, TEP will put into service 10 RICE units with a total nominal generation capacity of 190 MW. The initial 95 MW are scheduled for commercial operation in the third quarter of 2019 and the remaining 95 MW in the fourth quarter of 2019. The RICE units will balance the variability of intermittent renewable energy resources and will replace 162 MW of nominal net generation capacity from Sundt Units 1 and 2, which are less efficient and lack the quick start, fast ramp capabilities of RICE units.
See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the planned early retirement of Sundt Units 1 and 2.
Gila River Generating Station
In 2017, TEP entered into the Tolling PPA agreement. TEP’s obligations under the agreement were contingent upon SRP's completion of the Gila Acquisition. As a result of SRP completing the Gila Acquisition in May 2018, TEP recorded an increase of $165 million to both Long Term Liabilities—Capital Lease Obligations and Utility Plant Under Capital Leases on the Condensed Consolidated Balance Sheets. The amount reflects the fair value of the unit which is determined by SRP's purchase price, subject to final customary closing adjustments. TEP anticipates exercising its option to purchase Gila River Unit 2 in December 2019 for approximately $165 million. Over the expected 20-month lease term, TEP will pay a monthly demand charge consisting of: (i) a fixed capacity charge of approximately $1 million, and (ii) an operating fee to compensate SRP for the non-fuel costs of operating Gila River Unit 2. TEP expects to recover the monthly capacity charge and operating fee through the PPFAC.
The additional 550 MW of capacity, power, and ancillary services from the Tolling PPA will allow us to continue to move toward our long-term goal of resource diversification as it will replace coal-fired generation scheduled for early retirement. TEP sells the capacity from the Tolling PPA into the wholesale market on a short-term basis with the associated revenues credited to the PPFAC.
See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the Tolling PPA.

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
Available Liquidity

(in millions)	June 30, 2018
Cash and Cash Equivalents	$6
Amount Available under Revolving Credit Facility (1)	242
Total Liquidity	$248

(1)	TEP's revolving credit facility provides for $250 million of revolving credit commitments with a LOC sublimit of $50 million and a maturity date of October 2022.
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
The table below incorporates the new accounting guidance and presents net cash provided by (used for) operating, investing and financing activities and its effect on cash, cash equivalents, and restricted cash:

	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2018	2017	Percent
Operating Activities	$198	$170	16.5%
Investing Activities	(193)	(176)	9.7%
Financing Activities	(38)	(14)	*
Net Decrease	(33)	(20)	*
Beginning of Period	50	43	16.3%
End of Period (1)	$17	$23	(26.1)%
* Not meaningful

(1)	Calculated on unrounded data and may not correspond exactly to data shown in table.
Operating Activities
In the first six months of 2018, net cash flows from operating activities increased by $28 million compared with the same period in 2017. The increase is primarily due to: (i) an increase in rates as approved in the 2017 Rate Order that took effect February 27, 2017; (ii) an increase in recovery of costs as a result of changes in the PPFAC rate and an increase in generation volumes; and (iii) changes in working capital related to the timing of billing collections and payments. The increase was offset by: (i) the return of savings related to the TCJA to customers; and (ii) $8 million in cash proceeds received from a settlement agreement associated with late-filed TSAs in January 2017.
Investing Activities
In the first six months of 2018, net cash flows used for investing activities increased by $17 million compared with the same period in 2017 primarily due to an increase in cash paid for capital expenditures.
Financing Activities
In the first six months of 2018, net cash flows used for financing activities increased by $24 million compared with the same period in 2017 primarily due to an increase in repayments, net of proceeds borrowed, under our revolving credit facility.
Sources of Liquidity
Short-Term Investments
Our short-term investment policy governs the investment of excess cash balances. We periodically review and update this policy in response to market conditions. As of June 30, 2018, TEP's short-term investments included highly-rated and liquid money market funds.
Access to Revolving Credit Facility
We have access to working capital through a revolving credit agreement with lenders. TEP expects that amounts borrowed under the credit facility will be used for working capital and other general corporate purposes and that LOCs will be issued from time to time to support energy procurement and hedging transactions. As of June 30, 2018, there was $242 million available under the revolving credit commitments and LOC facility. As of July 30, 2018, TEP had $207 million available under its revolving credit commitments and LOC facility.
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
In connection with the anticipated refinancing of the tax-exempt pollution control bonds backed by an LOC which expires in 2019, we anticipate the LOC and the 2010 Reimbursement Agreement will be terminated once the bonds are no longer outstanding.
Credit Ratings
Credit ratings affect our access to capital markets and supplemental bank financing. As of June 30, 2018, the S&P Global Ratings' and the Moody’s Investors Service's credit ratings of our senior unsecured debt were A- and A3, respectively.
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
Debt Covenants
Under certain agreements, should TEP fail to maintain compliance with covenants, lenders could accelerate the maturity of all amounts outstanding. As of June 30, 2018, TEP was in compliance with these covenants.
We do not have any provisions in any of our debt or lease agreements that would cause an event of default or cause amounts to become due and payable in the event of a credit rating downgrade.
Contribution from Parent
TEP received no equity contributions in the second quarter and first six months of 2018 and 2017.
Dividends Paid to Parent
TEP did not declare or pay dividends to UNS Energy in the second quarter and first six months of 2018 and 2017. On July 23, 2018, TEP declared a $40 million dividend to UNS Energy which was paid July 27, 2018.
Master Trading Agreements
TEP conducts its wholesale marketing and risk management activities under certain master trading agreements. Under these agreements, TEP may be required to post credit enhancements in the form of cash or an LOC due to exposures exceeding unsecured credit limits provided to TEP, changes in contract values, changes in TEP’s credit ratings, or material changes in TEP’s creditworthiness. As of June 30, 2018, TEP had posted no cash or LOCs as credit enhancements with its counterparties.
Capital Expenditures
Our routine capital expenditures include funds used for customer growth, system reinforcement, replacements and betterments, and costs to comply with environmental rules and regulations. Capital expenditures in the first six months of 2018 were $175 million. Forecasted capital expenditures presented below for years ended December 31 exclude amounts for AFUDC and other non-cash items:

(in millions)	2018	2019	2020	2021	2022
Generation Facilities:
Renewable Energy (1)	$10	$62	$169	$9	$—
Other Generation Facilities	206	262	76	122	56
Total Generation Facilities	216	324	245	131	56
Transmission and Distribution (2)	183	343	321	194	176
General and Other (3)	120	87	61	53	64
Total Capital Expenditures	$519	$754	$627	$378	$296

(1)	Increase related to additional investments in renewable energy that will allow us to continue to move toward our long-term strategy of shifting to a more diverse, sustainable energy portfolio.

(2)	Increase due to additional investments in transmission capacity and system reinforcements.

(3)	Includes cost for information technology, fleet, facilities, and communication equipment.
These estimates are subject to continuing review and adjustment. Actual capital expenditures may differ from these estimates due to fluctuations in business and market conditions, construction schedules, possible early plant closures, changes in generation resources, environmental requirements, state or federal regulations, and other factors. We expect to pay for forecasted capital expenditures with internally generated funds and external financings, which may include issuances of long-term debt, other borrowings, or equity contributions.
Contractual Obligations
In the first six months of 2018, there have been no material changes outside the ordinary course of business to contractual obligations as reported in our 2017 Annual Report on Form 10-K, except as noted below:

•
In January 2018, we extended the expiration date of a firm transportation agreement from April 2018 to April 2023. See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

•
In May 2018, upon completion of the Gila Acquisition, we recorded a new capital lease obligation. See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements
Other than the unrecorded contractual obligations reported on the contractual obligations table presented in our 2017 Annual Report on Form 10-K, we do not have any arrangements or relationships with entities that are not consolidated into the financial statements.
Income Tax Position
Tax legislation previously in effect included provisions that made qualified property placed in service before 2018 eligible for bonus depreciation for tax purposes. In addition, the Internal Revenue Service had issued guidance related to the treatment of expenditures to maintain, replace, or improve property. These provisions were an acceleration of tax benefits we otherwise would have received over 20 years and created net operating loss carryforwards that may be used to offset future taxable income. As a result, we did not pay any federal or state income taxes in the first six months of 2018. We offset net operating loss carryforwards against taxable income and do not expect to make federal or state income tax payments until 2024.
Under the TCJA, Alternative Minimum Tax credit carryforwards will be refunded if not used to offset federal income tax liabilities. TEP expects to receive refunds of approximately $12 million in 2019, $6 million in 2020, and $3 million in 2021 and 2022.
In December 2017, the ACC opened a docket requesting that all regulated utilities submit proposals to address passing the ongoing benefits of the TCJA through to customers. In April 2018, the ACC Refund Order was approved effective May 1, 2018. The Order provides that we refund customers a total of $36.5 million through a bill credit in 2018. In 2019 and through the completion of our next rate case, we will continue to return savings to customers through a combination of a bill credit and a regulatory liability. The customer bill credit will account for 75% of the returned savings in 2019, and 50% of the returned savings in 2020 and through the completion of our next rate case. The remaining portion will be deferred as a regulatory liability and returned to customers through our next rate case.
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
Four Corners Generating Station
In December 2013, Arizona Public Service Company (APS), on behalf of the co-owners of Four Corners, notified the EPA that they have chosen an alternative BART compliance strategy. As a result, APS closed Units 1, 2, and 3 in December 2013 and agreed to install SCR on Units 4 and 5. TEP owns 7% of Four Corners Units 4 and 5. APS completed the installation of SCR in July 2018. TEP's share of installation costs were approximately $47 million in capital expenditures and $2 million in annual operations and maintenance expenses.
Navajo Generating Station
In August 2014, the EPA published a final Federal Implementation Plan (FIP) which provides that: (i) one unit at Navajo will be shut down by 2020; (ii) SCR, or the equivalent, will be installed on the remaining two units by 2030; and (iii) conventional coal-fired generation will cease by December 2044. The final BART rule includes options that accommodate potential ownership changes at the facility. The facility had until December 2019 to notify the EPA of how it would comply with the FIP.
As a result of the planned early retirement of Navajo, TEP and the co-owners will no longer be responsible for implementing the FIP. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the early retirement of Navajo.
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
Coal Combustion Residuals Regulation
In April 2015, the EPA issued a final rule requiring disposal of coal ash and other coal combustion residuals (CCR) to be managed as a solid waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA Subtitle D) for disposal in landfills and/or surface impoundments. Our share of costs to comply with the rule at Springerville was $2 million. The majority was spent through 2016 on capital expenditures associated with site preparation and installation of the groundwater monitoring well system. We continue to incur additional operating costs for on-going groundwater monitoring and eventual site closure activities. Similarly, we currently estimate our share of costs to be $4 million at Four Corners and $3 million at Navajo. San Juan does not operate any landfills or surface impoundments. San Juan currently disposes of CCR in the surface mine pits of San Juan Mine, adjacent to the plant.
In December 2016, Congress approved the Water Infrastructure Improvements for the Nation (WIIN) Act which authorizes the States to establish permit programs under RCRA for implementing regulation for CCR. In response to the WIIN Act and RCRA rulemaking petitions, the EPA has indicated that it intends to conduct two phases of CCR rule revisions. In July 2018, the EPA signed a Phase 1, Part 1 final rule which: (i) revised groundwater protection standards for rule-specific constituents without maximum containment levels; (ii) incorporated risk-based changes under an EPA-approved state permit program or an EPA permit program; and (iii) extended certain closure deadlines. The EPA anticipates finalizing Phase 1, Part 2 in 2019. Phase 2 is also anticipated to be finalized in 2019.

TEP is currently working with other affected utilities and the Arizona Department of Environmental Quality to explore the possibility of developing a State administered program to enforce CCR regulation.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to apply accounting policies and make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and disclosure of contingent liabilities. Management believes that there have been no significant changes during the six months ended June 30, 2018, to the items that we disclosed as our critical accounting policies and estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.
ACCOUNTING PRONOUNCEMENTS
For a discussion of new accounting pronouncements affecting TEP, see Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES
TEP’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) supervised and participated in TEP’s evaluation of its disclosure controls and procedures as such term is defined under Rule 13(a) – 15(e) or Rule 15(d) – 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in TEP’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures are also designed to ensure that information required to be disclosed by TEP in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation performed, TEP’s Chief Executive Officer and Chief Financial Officer concluded that TEP’s disclosure controls and procedures are effective as of June 30, 2018.
While TEP continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting, there has been no change in TEP’s internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, TEP’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
RATIO OF EARNINGS TO FIXED CHARGES

	Six Months Ended	Twelve Months Ended
	June 30, 2018	June 30, 2018
Ratio of Earnings to Fixed Charges	3.68	4.58
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

TUCSON ELECTRIC POWER COMPANY
(Registrant)

Date:	July 30, 2018	/s/ Frank P. Marino
Frank P. Marino
Vice President and Chief Financial Officer
(Principal Financial Officer)